Form 10-K
period 1993-12-31
MGM GRAND INC
filed 1994-03-29
CIK 789570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993.

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from __________________________________________to

                         COMMISSION FILE NUMBER 0-16760

                                MGM GRAND, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               88-0215232
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

     3799 LAS VEGAS BOULEVARD SOUTH
           LAS VEGAS, NEVADA                             89109
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                (ZIP CODE)

                                 (702) 891-3333
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE ON WHICH
                                                       REGISTERED


          TITLE OF EACH CLASS

                                                New York Stock Exchange
      Common Stock, $.01 Par Value

Securities registered pursuant to Section 12(g) of the Act:

                                      None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of Registrant's Common Stock held by non-affiliates (based on the closing price on the New York Stock Exchange-- Composite Transactions on March 14, 1994) was approximately $1.575 billion. As of March 14, 1994, 48,844,831 shares of Registrant's Common Stock, $.01 par value, were outstanding.

  Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1993 are incorporated by reference into Part II of this Form 10-K. Portions of the Registrant's Proxy Statement dated March 30, 1994 are incorporated by reference into Part III of this Form 10-K.

                                     PART 1

ITEM 1. BUSINESS

GENERAL

  MGM Grand, Inc. (the "Company") was organized as a Delaware corporation on January 29, 1986.

  Through its wholly-owned subsidiary, MGM Grand Hotel, Inc. ("MGM Grand Hotel"), the Company commenced operations on December 18, 1993 of the MGM Grand Hotel and Theme Park, a large-scale integrated hotel/casino entertainment complex. The new resort is located on approximately 112 acres on Las Vegas Boulevard South (the "Strip") in Las Vegas, Nevada, across the street from Excalibur and the Tropicana Hotel/Casino. MGM Grand Hotel Finance Corp. ("MGM Finance"), a wholly-owned subsidiary of the Company, was formed to issue First Mortgage Notes to the public, to incur bank debt (the "Bank Loan") if required and to lend the aggregate proceeds thereof to MGM Grand Hotel to finance the construction and opening of the MGM Grand Hotel and Theme Park.

  Through its wholly-owned subsidiary, MGM Grand Air, Inc. ("MGM Grand Air"), the Company provides service as an all charter airline. MGM Grand Air operated a scheduled airline service between New York and Los Angeles through December 1992.

  In January 1990, the Company acquired the Marina Hotel and Casino (the "Marina") located on the project site for $80 million consisting of $50 million in cash and 1,764,706 shares of common stock. In February 1990, the Company acquired the Tropicana Country Club and adjacent land which, along with the Marina, constitutes the 112 acre project site, for $38 million in cash. During November 1990, the Marina and the Tropicana Country Club were closed to prepare for construction of the MGM Grand Hotel and Theme Park. Formal ground breaking occurred in October 1991, and the facility opened in December 1993.

  In February 1988, the Company through its wholly-owned subsidiaries, MGM Desert Inn, Inc. ("MGM Desert Inn") and MGM Sands, Inc. ("MGM Sands"), acquired the Desert Inn Hotel and Casino (the "Desert Inn") and the Sands Hotel and Casino (the "Sands") together with the assets (excluding cash and receivables) used in their operations, as well as certain adjacent undeveloped property, for $167 million. In April 1989, the Sands was sold for $110 million in cash, realizing a pre-tax gain of approximately $26.5 million. In January 1990, MGM Desert Inn purchased for $28 million in cash 143 acres of previously leased land on which the Desert Inn is located. In December 1991, the Desert Inn was sold to a subsidiary of Tracinda Corporation ("Tracinda") for $130 million in cash. The net sales proceeds in excess of the book value of the assets sold of $11.8 million net of taxes were credited to Capital in Excess of Par Value.

  For certain information about the Company's industry segments, see Note 17 to the Company's Consolidated Financial Statements.

  The Company's principal executive offices are currently located at 3799 Las Vegas Boulevard South, Las Vegas, Nevada 89109. The Company's telephone number is (702) 891-3333.

HOTELS AND GAMING

 MGM Grand Hotel and Theme Park

  MGM Grand Hotel opened the MGM Grand Hotel and Theme Park on December 18, 1993, more than three months ahead of the originally scheduled opening date of April 1, 1994. The new resort is located on approximately 112 acres on the Strip in Las Vegas Nevada, across the street from Excalibur and the Tropicana Hotel/Casino.

  MGM Grand Hotel is a multi-themed destination resort which management believes is a "must see" attraction for visitors to Las Vegas. The resort has over 350 feet of frontage on the Strip and 1,450 feet on Tropicana Avenue. The complex is easily accessible from McCarran International Airport and from interstate 15 via Tropicana Avenue.

  MGM Grand Hotel creates an exciting and unique gaming and entertainment experience which is intended to appeal to all segments of the Las Vegas market. The entrance to the hotel and casino on the Strip is highlighted by a seven story lion through which visitors proceed to a 70 foot high reproduction of the Emerald City inspired by "The Wizard of Oz".

  The casino is approximately 171,500 square feet in size, and is one of the largest casinos in the world. The casino has 3,500 slot machines and 155 table games, a state of the art baccarat pit, a poker room, a race and sports book, and a keno lounge. The casino features four separate themed areas: Emerald City, Hollywood, Monte Carlo, and Sports which enhance the entertainment experience of the casino patron.

  The hotel has 5,005 rooms, which management believes is the largest in the world. The hotel includes approximately 4,254 typical guest rooms decorated in five different themes: Deep South, Hollywood, Monte Carlo, Emerald, and Casablanca. The hotel also has 751 luxury suites, more than any other Las Vegas hotel. These suites range in size from 650 to 6,000 square feet. The hotel provides guests with a state of the art health spa, a swimming pool, and four lighted tennis courts.

  MGM Grand Hotel has Las Vegas' only full scale theme park. Situated on 33 acres, the park has 12 rides and attractions, extensive food and beverage outlets, ten retail shops, and a large craft area where visitors can view handcrafts being made.

  Other entertainment facilities include: a 31,000 square foot Midway containing 30 carnival games of skill; an extensive video arcade including virtual reality simulators; two showrooms providing celebrity entertainment; eight restaurants and a food court; a 15,200 seat special events center, providing a venue for great entertainers such as Barbra Streisand and Luther Vandross, as well as sporting events.

  MGM Grand Hotel uses the unique characteristics of the property to target the following segments of the Las Vegas market: (i) free and independent travelers; (ii) tour and travel; (iii) special events/conventions; (iv) high end gaming; and (v) local.

 Las Vegas Market

  The MGM Grand Hotel and Theme Park operates in the Las Vegas market, and is located on the Strip. Las Vegas is the largest city in Nevada, with a population in excess of 900,000, and one of the largest resort destinations in the world with over 23.5 million visitors in 1993, an increase of 7.5% over 1992.

  Gaming has continued to be a strong and growing business in Las Vegas. Since 1982, Las Vegas Strip gaming revenues have increased at a compound annual growth rate of 7.5% from $1.3 billion in 1982 to $2.9 billion in 1993.

  The hotel industry in Las Vegas is highly competitive. In 1993 two other major themed resort hotels opened on the Strip; the Luxor with 2,500 rooms and 100,000 square feet of gaming space, and Treasure Island with 3,000 rooms and 90,000 square feet of gaming space. While all of the large themed resorts pose direct competition with the MGM Grand Hotel and Theme Park, Las Vegas Visitors and Convention Authority ("LVCVA") statistics show that tourism growth more than offset the increased capacity as visitor volume for 1993 increased 16% over 1992 levels.

  MGM Grand Hotel competes with gaming and resort facilities in their respective markets as well as gaming and resort facilities elsewhere in the world. To some extent, state lotteries and state-authorized card rooms such as those present in California compete with the Company's casino/hotels.

  Gambling, with various limitations and conditions, is now legal in numerous locations throughout the United States. The proliferation of such limited gaming facilities on riverboats and elsewhere is increasing. Also, as a result of certain legislative and court decisions, casino-type operations are being established at various Native American reservations throughout the country. The development of fully operating casinos in California would likely have a negative effect on MGM Grand Hotel's operations in Nevada.

 Insurance

  The MGM Grand Hotel carries insurance of the type customary in the hotel and casino industry and in amounts deemed adequate by management to protect the properties. The policies provide customary business and commercial coverages, including workers' compensation, third party liability, property damage, boiler and machinery and business interruption.

 Government Regulation

  The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local regulation. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and the Clark County Liquor and Gaming Licensing Board (the "CCLGLB"). The Nevada Commission, the Nevada Board, and the CCLGLB are collectively referred to as the "Nevada Gaming Authorities."

  The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

  MGM Grand Hotel operates the casino and is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. MGM Grand Hotel is also licensed as a manufacturer and distributor of gaming devices. Another wholly-owned subsidiary of the Company, MGM Dist., Inc. ("MGM Dist."), is also licensed by the Nevada Gaming Authorities as a manufacturer and distributor of gaming devices, subject to certain conditions and limitations imposed by the Nevada Commission. The Company is required to be registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, MGM Grand Hotel or MGM Dist. without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, MGM Grand Hotel and MGM Dist. have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

  The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, MGM Grand Hotel or MGM Dist. in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of MGM Grand Hotel and MGM Dist. must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in the gaming activities of MGM Grand Hotel or MGM Dist. may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

  If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, MGM Grand Hotel or MGM Dist., the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company, MGM Grand Hotel or MGM Dist. to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

  The Company, MGM Grand Hotel and MGM Dist. are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by MGM Grand Hotel and MGM Dist., must be reported to or approved by the Nevada Commission.

  If it was determined that the Nevada Act was violated by MGM Grand Hotel or MGM Dist., the gaming licenses they held could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, MGM Grand Hotel, MGM Dist., the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming property and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming property) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

  Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

  The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10% but not more than 15% of the Company's voting securities, may apply to the Nevada Commission for a Waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

  Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, MGM Grand Hotel or MGM Dist., the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCLGLB has taken the position that they have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

  The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

  The Company is required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that such securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

  The Company may not make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the

Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

  On July 29, 1993, the Nevada Commission granted the Company prior approval to make public offerings for a period of one year, subject to certain conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

  Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission concerning a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.

  The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and(iii) promote a neutral environmental for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

  License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to Clark County, Nevada. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by MGM Grand Hotel where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot machine route, a manufacturer or a distributor, such as MGM Grand Hotel and MGM Dist., also pay certain fees and taxes to the State of Nevada.

  Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

  The sale of alcoholic beverages by MGM Grand Hotel is subject to licensing, control and regulation by the applicable local authorities. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of MGM Grand Hotel.

  Pursuant to a 1985 agreement between the State of Nevada and the United States Department of the Treasury (the "Treasury"), the Nevada Commission and the Nevada Board have authority to enforce their own cash transaction reporting laws applicable to casinos and that substantially parallel the federal Bank Secrecy Act. Thus, the Nevada Act requires most gaming licensees to file reports related to cash purchases of chips, cash wagers, cash deposits or cash payment of gaming debts, if any such transactions aggregate more than $10,000 in a 24-hour period. Casinos are required to monitor receipts and disbursements of currency in excess of $10,000 and report them to the Treasury. Although it is not possible to quantify the full impact of these requirements on the Company's business, the changes are believed to have had some adverse effect on results of operations since 1985.

  The Treasury has proposed amendments to the federal regulations promulgated under the Bank Secrecy Act. The most significant proposed regulatory amendment is a reduction in the threshold at which customer identification data must be obtained and documented by the casino, from $10,000 to $3,000 (which may include the aggregation of smaller denominations). The amendments would substantially increase the record-keeping requirements imposed upon casinos relative to customer data, currency and non-currency transactions. The Company's management believes the proposed amendments, if enacted in their current form, could adversely affect future income if middle and upper-level play is reduced as a result thereof and operating costs are increased due to the more extensive record-keeping requirements. While these proposed amendments were issued as a final rule in 1993 and were scheduled to go into effect in September 1993, the Treasury has agreed to delay implementation of these amendments until at least December 1, 1994.

  Additionally, two bills are currently pending before Congress that could potentially affect Nevada's ability to enforce its own cash transaction reporting laws. While the bill before the House of Representatives includes a section that would revoke the Secretary of the Treasury's ability to allow Nevada to enforce its own cash transaction reporting laws, the bill before the Senate does not include such a section and would allow Nevada to continue to enforce its own cash transaction reporting laws applicable to casinos.

  In the past, the Internal Revenue Service (the "IRS") had taken the position that gaming winnings from table games by non-resident aliens were subject to a 30% withholding tax; however, the IRS subsequently adopted a practice of not collecting such tax. In response to this ambiguity, Congress enacted as part of the Technical and Miscellaneous Revenue Act of 1988, a provision that exempts from tax withholding game winnings from table games by non-resident aliens, unless the Secretary of the Treasury determines by regulation that such collections have become administratively feasible. When Congress enacted this legislation, it stated its intent that future regulations imposing a withholding tax would be formulated only when future developments permit withholding that would not be disruptive to the operation of the games. Currently, casino operators withhold tax from non-resident aliens only on large wins from slot machines, keno and other high odds wins, and do not withhold from table game winnings.

 Competition

  The hotel industry is highly competitive. Hotels located on or near the strip ("Strip Hotels") compete primarily with other Strip Hotels and with a few major hotels in downtown Las Vegas. Strip Hotels offering similar prices compete with each other primarily on the basis of quality of rooms, restaurants and facilities, entertainment offered, complimentary goods and services given, credit limits and quality of personal attention offered to guests and casino customers. The Company's hotel/casino operations will also compete with a large number of hotels and motels, and gaming facilities not related to hotels or motels, located in and near Las Vegas. The Theme Park will compete with all other forms of entertainment, lodging and recreational activities, including other theme parks, especially those located in southern California. Some of the Company's competitors are larger than the Company and may have greater resources.

  According to the LVCVA, as of December 31, 1993, there were approximately 86,000 hotel and motel rooms in the Las Vegas area. In addition, the LVCVA reports proposals to construct approximately 29,000 more hotel and motel rooms. The Company cannot make any prediction as to how many additional rooms will be constructed in Las Vegas. The Company's future operating results could be adversely affected by excess Las Vegas room and gaming capacity.

  In addition to competing with hotel/casino facilities elsewhere in Nevada (i.e., the Reno/Lake Tahoe area and the rapidly expanding Laughlin area) and in Atlantic City, the Company competes with hotel/casino facilities elsewhere in the world and with state lotteries. Certain states have recently legalized, and several other states are currently considering, legalizing casino gaming in specific geographic areas, including Colorado, Illinois, Iowa, Louisiana, Mississippi, Missouri, Oregon, South Dakota and Tennessee. Legalized casino gambling in other states could adversely affect the Company's activities in Las Vegas, particularly if such legalization were to occur in areas close to Nevada, such as California. Additionally, certain gaming operations are conducted or have been proposed on federal Indian reservations, including those located in the primary market to be served by the MGM Grand Hotel. In addition, with respect to group bookings, the Company's hotel/casino facilities in Las Vegas also compete with hotels and resorts, which do not include casinos, throughout the United States.

MGM GRAND AIR

 Operating Strategy

  The first element of MGM Grand Air's strategy is to promote its quality reputation and name recognition in order to provide a distinctive alternative to the current service offered by other airlines and charter operators to professional sports teams, touring entertainers, upscale tour operators and certain upscale travelers. Management of MGM Grand Air believes that these travelers will continue to select MGM Grand Air for their travel needs because of the convenience and premium service offered by MGM Grand Air. The second element of MGM Grand Air's strategy is to reconfigure its markets in order to derive a significant portion of its revenue from track flying (i.e., regularly scheduled flying between the same destinations).

  Through December 31, 1992, MGM Grand Air provided regularly scheduled service between Los Angeles and New York. This service was discontinued in order to concentrate on the upscale charter market. This decision was a direct result of the low prices established by competitors, over-capacity in the Los Angeles-- New York market, and the on-going recession in the scheduled airline business.

  MGM Grand Air's charter service is available using either its Boeing 727-100 or DC-8-62 aircraft. The combination of aircraft allows MGM Grand Air to offer flexibility in size and destinations with virtual worldwide capabilities. The aircraft are configured to offer passengers as much as 60 inches of leg room, with a premium cabin service.

  MGM Grand Air has a separate private terminal facility at Los Angeles International Airport. At other airports, MGM Grand Air usually contracts with fixed base operators which are separate from the main terminal.

 Pricing and Marketing Strategy

  MGM Grand Air's marketing strategy operates on the premise that sports teams, touring entertainers and certain upscale travelers will be attracted to MGM Grand Air due to the convenience, privacy and premium service offered by MGM Grand Air. MGM Grand Air markets its services directly to potential customers and also through charter brokers and tour operators. Direct sales efforts are supported by targeted media advertising, public relations and promotional activities and direct mail contact with selected potential customers.

 Flight Equipment

  Prior to commencement of operations, MGM Grand Air acquired three specially-configured Boeing 727-100 aircraft for an aggregate cost of approximately $11,000,000 and incurred additional expenses of approximately $8,500,000 to repair, refurbish and equip the aircraft. The aircraft seats 36 passengers.

  In December 1987, MGM Grand Air acquired three DC-8-62 aircraft for a total purchase price of approximately $16,000,000 and subsequently incurred additional expenses of approximately $38,300,000 to repair, refurbish, equip and hush kit the aircraft. The aircraft seats 70 passengers. These aircraft have been modified to conform to FAA Stage III noise standards.

 Ground Facilities and Services

  At Los Angeles International Airport, MGM Grand Air is currently operating under a twenty year lease expiring in March 2007 for its passenger service facilities, flight operations and other office space. MGM Grand Air believes that its current Los Angeles location is unique and enhances its appeal to the travel customer.

  MGM Grand Air contracts for major maintenance, passenger and ground handling and pre-boarding security services. Maintenance management personnel, quality assurance personnel and airport station management personnel are MGM Grand Air employees.

 Competition

  The airline industry is intensely competitive and has become more competitive due to the enactment of the Airline Deregulation Act of 1978 (the "Deregulation Act"). The Deregulation Act has increased competition with respect to both routes and fares among currently certificated carriers, and reduced the barriers to entry in the air transport industry. MGM Grand Air competes with commercial airlines and private charter carriers, some of whom are larger with greater resources than MGM Grand Air.

 Fuel

  Jet fuel accounts for the most significant portion of MGM Grand Air's operating costs. MGM Grand Air purchases fuel on standard airline trade terms, which do not provide protection against price increases or assure availability of supplies.

  Since February 25, 1979, jet fuel has been exempted from the price control and allocation rules under the Emergency Petroleum Allocation Act of 1973. The Department of Energy has adopted special standby pricing and allocation rules applicable to jet fuel in the event of a petroleum supply shortage, but, because of the recent adequacy of supply of petroleum products, these special rules have not yet been imposed.

  The future availability of fuel and the impact of fuel costs on MGM Grand Air cannot be predicted with certainty. Substantial increases in fuel prices, such as occurred during the mid east conflict of 1990-1991, or the unavailability of adequate supplies could have a material adverse effect on the operations and operating results of MGM Grand Air. In addition, MGM Grand Air's ability to pass on increased fuel costs to its passengers through price increases may be limited.

 Summary Operating Data for Passenger Service

  The following table (unaudited) sets forth selected operating data relating to MGM Grand Air's passenger service for the periods indicated.

                                   1992 QUARTERS                        1993 QUARTERS
                          -----------------------------------  -----------------------------------
                           FIRST    SECOND    THIRD   FOURTH    FIRST   SECOND    THIRD    FOURTH
                          --------  -------  -------  -------  -------  -------  -------  --------
Operating revenues
 (000)..................  $ 14,195  $11,977  $12,859  $10,974  $ 4,938  $ 4,719  $ 4,732  $  6,395
Depreciation & amortiza-
 tion (000) (1).........  $  1,727  $ 1,730  $ 1,742  $ 1,750  $ 1,596  $ 1,567  $ 1,568  $  1,640
Operating income (loss)
 (000) (2)..............  $ (1,066) $(2,287) $(1,521) $(8,858) $(2,326) $(2,799) $(2,429) $(70,891)
Aircraft block hours
 flown..................     2,848    2,497    2,562    2,567    1,066      964      813     1,004
Yield per block hour
 flown (3)..............  $  4,984  $ 4,797  $ 5,019  $ 4,275  $ 4,632  $ 4,895  $ 5,820  $  6,618

- --------
(1) Excludes 1993 fourth quarter aircraft carrying value adjustment--see also
    (2).
(2) Includes 1993 fourth quarter aircraft carrying value adjustment of $68,948,000.
(3) The average revenues per block hour flown.

 Insurance

  MGM Grand Air carries insurance of the type customary in the airline industry and in amounts deemed adequate to protect MGM Grand Air and its property. The policies provide customary business and commercial coverages, including workers' compensation, public liability, aircraft liability, airport liability, passenger liability, baggage and cargo liability, shippers risk, property damage and loss of or damage to flight equipment.

 Government Regulation

  Economic. Under the Federal Aviation Act of 1958, as amended (the "Aviation Act"), interstate air carriers are subject to regulation by the United States Department of Transportation (the "DOT") and the Federal Aviation Administration (the "FAA"). The DOT has jurisdiction over the issuance of Certificates of Public Convenience and Necessity (the "401 Certificates"), pursuant to which air carriers are permitted to operate. The DOT has the power to amend, modify, suspend or revoke such 401 Certificates. In addition, 401 Certificates are not transferable without DOT approval. MGM Grand Air has received a 401 Certificate to operate as a scheduled and charter interstate air carrier and has been certified by the FAA.

  Environmental. Under federal law and regulations pertaining to aircraft noise promulgated under the Noise Control Act of 1972 and the Aviation Safety and Noise Abatement Act of 1979, commercial jet aircraft are classified in three categories, Stage I, II and III, with Stage III being the quietest and Stage I being the noisiest. Stage I aircraft were banned from use in the United States, effective January 1, 1986. MGM Grand Air's Boeing 727-100 aircraft are classified as Stage II aircraft and currently comply with applicable noise regulations. Hush kits can be purchased to enable these aircraft to comply with Stage III. MGM Grand Air's DC-8-62 aircraft, which have hush kits installed, are classified as Stage III. Because of the mix of Stage II and Stage III aircraft in the MGM Grand air fleet, all six aircraft are qualified to operate until January 1, 1999.

  The legislatures and other governmental bodies in several states have from time to time considered noise-reduction measures including limitations on hours of operation of jet aircraft generally or of specific types of aircraft. Any such regulations affecting the aircraft utilized by MGM Grand Air could substantially increase costs or curtail operations.

  Under the Federal Clean Air Act, the Environmental Protection Agency (the "EPA") has been given authority to promulgate aircraft emission standards, and the adoption or enforcement of site or local aircraft emission standards is expressly barred. The EPA has not yet promulgated emission standards affecting any of the aircraft which it is anticipated will be operated by MGM Grand Air.

  Other Regulations. The FAA has jurisdiction to regulate flight operations generally, including the licensing of pilots and maintenance personnel, the establishment of minimum standards for training and maintenance and technical standards for flight, communications and ground equipment. All of MGM Grand Air's aircraft must have and maintain airworthiness certificates issued by the FAA. The FAA must also approve MGM Grand Air's pilot and flight attendant training programs. MGM Grand Air's flight personnel procedures, aircraft, maintenance facilities and other procedures are subject to inspection by the FAA. The FAA has the authority to suspend temporarily or revoke permanently the authority of an air carrier or its licensed personnel for failure to comply with federal aviation regulations promulgated by the FAA and to levy civil penalties for such failures. The FAA may also suspend or revoke airworthiness certificates of such aircraft which the FAA determines are or may be unsafe or which do not meet applicable regulations.

  The Federal Communications Commission has jurisdiction over certain aspects of the operations of airlines involving the use of radio-facilities and in-flight telephone service. In addition, the National Mediation Board has jurisdiction over the labor relations of MGM Grand Air under the Railway Labor Act, as amended. The Food and Drug Administration has regulatory authority over airplane galleys, and various government agencies regulate the sale of alcoholic beverages aboard aircraft.

EMPLOYEES

  As of December 31, 1993, the Company employed approximately 8,500 full time equivalent employees at its corporate offices, MGM Grand Air, MGM Grand Laundry, Inc., and MGM Grand Hotel.

  None of the Company's employees are covered by collective bargaining agreements.

ITEM 2. PROPERTIES

  The Company's principal executive offices are located at 3799 Las Vegas Boulevard South, Las Vegas, Nevada 89109, where it rents approximately 7,028 square feet from MGM Grand Hotel.

  In January and February 1990, the Company acquired approximately 112 acres of real property in Las Vegas, Nevada, consisting of the Marina land and the Tropicana land and adjacent land thereto, for approximately $88 million in cash and 1,764,706 shares of Common Stock which together, constitute the MGM Grand Hotel, Casino and Theme Park property. (See Item 1. Business.)

  MGM Grand Hotel's principal executive offices are also located at 3799 Las Vegas Boulevard South, Las Vegas, Nevada, 89109. Pursuant to a lease expiring in March 1999, certain other office and warehouse space is leased by MGM Grand Hotel consisting of approximately 112,000 square feet at 3155 W. Harmon, Las Vegas, Nevada, 89103, for an annual rent of approximately $372,000.

  MGM Grand Air maintains its headquarters at 1500 Rosecrans Avenue, Suite 350, Manhattan Beach, California 90266. Pursuant to a lease which expires in January 1999, MGM Grand Air leases approximately 12,300 square feet, 3,100 of which is sublet to an unrelated party. MGM Grand Air's annual aggregate rent payments for its office, terminal and other facilities are approximately $405,000.

ITEM 3. LEGAL PROCEEDINGS

  In October, 1992, the Los Angeles Superior Court issued a minute order favorable to the Company in the litigation between the Company and Walt Disney Co. ("Disney"). Disney sought unspecified compensatory and punitive damages from the Company, and an injunction prohibiting the Company from using the MGM or MGM Grand names in connection with the new theme park in Las Vegas. The court found in favor of the Company on every count of Disney's claim. The Company has been informed that Disney has determined not to appeal the decision, which is now final.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF THE REGISTRANT

  FRED BENNINGER (age 77) has served as a Director of the Company since February 1986, and as Chairman of the Board since August 1987. He also served as President of the Company from August 1987 to March 1990. He served as Chairman of the Executive Committee on the Board of Directors of MGM/UA Communications Co. from July 1988 to January 1990. He was President of Tracinda from March 1982 to July 1987 and Chairman of the Executive Committee of MGM Grand Hotels, Inc. from 1971 to April 1986. He was Director and Chairman of the Executive Committee of MGM/UA Entertainment Co. from June 1980 to March 1986.

  ROBERT R. MAXEY (age 56) has served as President, Chief Executive Officer and Director of the Company since January 1991. From May 1989 to January 1991, he was President and Chief Executive Officer of MarCor Resort Properties, Inc. a hotel/casino operator. Prior thereto, from October 1985 to May 1989, he was a Consultant to Golden Nugget, a hotel/casino operator.

  ALEX YEMENIDJIAN (age 38) has served as Executive Vice President of the Company since June 1992, as Chairman of the Executive Committee from January 1991 to June 1992, and as President and Chief Operating Officer of the Company from March 1990 to January 1991. Since January 1990, he has also served as an executive of Tracinda. Chairman of the Executive Committee and Director of MGM/UA from January to November 1990. For more than five years prior thereto, he served as managing partner of Parks, Palmer, Turner and Yemenidjian, a public accounting firm to December 1989.

  K. EUGENE SHUTLER (age 55) has served as Executive Vice President and General Counsel and Director of the Company since February 1991. For more than 5 years prior thereto, he was a member of the law firm of Troy and Gould Professional Corporation.

  JOSEPH T. MURPHY (age 53) has served as Vice President and Chief Financial Officer since July 1987. Prior thereto he served in various capacities with Transamerica Airlines from October 1968 to June 1987, most recently as Senior Vice President Finance and Administration.

  SCOTT LANGSNER (age 40) has served as Secretary/Treasurer of the Company since July 1987. For more than five years prior to July 1987, he served as Controller of Tracinda.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is listed on the New York Stock Exchange. For price information with respect to such Common Stock, see page 31 of the Company's 1993 Annual Report to Stockholders, which information is incorporated herein by this reference.

  As of March 14, 1993, there were approximately 2,800 record holders of the Company's Common Stock.

  The Company has not paid any dividends to date on the Common Stock. The declaration of dividends (which is within the discretion of the Company's Board of Directors) will depend on the earnings, financial position and capital requirements of the Company and other relevant factors existing at the time.

ITEM 6. SELECTED FINANCIAL DATA

  The information set forth on page 1 of the Company's 1993 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information set forth on pages 16 to 18 of the Company's 1993 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information set forth on pages 19 to 31 of the Company's 1993 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information called for by PART III (Items 10, 11, 12 and 13) has been omitted, as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A, except that the information regarding the Company's executive officers called for by Item 10 of
PART III has been included in PART I of this Form 10-K under the heading "Executive Officers of the Registrant."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The financial statements and schedules listed in the accompanying Index to Financial Statements at page 17 herein are filed as part of this Form 10-K.

  (b) Exhibits

    The exhibits listed in the accompanying Exhibit Index on pages 23-24 are filed as part of this Form 10-K.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MGM GRAND, INC.

                                                      Robert R. Maxey
                                          By: _________________________________
                                                      Robert R. Maxey
                                               President and Chief Executive
                                                          Officer
                                               (Principal Executive Officer)

                                                     Joseph T. Murphy
                                          By: _________________________________
                                                     Joseph T. Murphy
                                            Vice President and Chief Financial
                                                          Officer

Dated: March 25, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
           Fred Benninger
- ------------------------------------
           Fred Benninger            Chairman of the Board           March 25, 1994

          Robert R. Maxey
- ------------------------------------
          Robert R. Maxey            President and Chief
                                      Executive Officer and

                                      Director                       March 25, 1994
          James D. Aljian
- ------------------------------------
          James D. Aljian            Director                        March 25, 1994


        Terry N. Christensen
- ------------------------------------
        Terry N. Christensen         Director                        March 25, 1994


- ------------------------------------
          Glenn C. Cramer            Director                        March   , 1994


- ------------------------------------
          Willie D. Davis            Director                        March   , 1994


- ------------------------------------
       Alexander M. Haig, Jr.        Director                        March   , 1994


- ------------------------------------
           Lee A. Iacocca            Director                        March   , 1994


- ------------------------------------
           Kirk Kerkorian            Director                        March   , 1994

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
          Walter M. Sharp                                            March 25, 1994
- ------------------------------------
          Walter M. Sharp            Director

         K. Eugene Shutler                                           March 25, 1994
- ------------------------------------
         K. Eugene Shutler           Director
                                                                     March   , 1994
- ------------------------------------
          E. Parry Thomas            Director

          Alex Yemenidjian                                           March 25, 1994
- ------------------------------------
          Alex Yemenidjian           Director

                         INDEX TO FINANCIAL STATEMENTS
                                  (ITEM 14(A))

                                                                      ANNUAL
                                                                    REPORT TO   FORM
                                                                   STOCKHOLDERS 10-K
                                                                       PAGE     PAGE
                                                                   ------------ ----
   Report of Independent Public Accountants......................       30
   Consolidated Statements of Operations--For the years ended
    December 31, 1993, 1992 and 1991.............................       19
   Consolidated Balance Sheets as of December 31, 1993 and 1992..       20
   Consolidated Statements of Cash Flows--For the years ended
    December 31, 1993, 1992 and 1991.............................       21
   Consolidated Statements of Stockholders' Equity--For the years
    ended December 31, 1993, 1992 and 1991.......................       22
   Notes to Consolidated Financial Statements....................       23
   Selected Quarterly Financial Results (unaudited)..............       31
   Report of Independent Public Accountants on Supplemental
    Schedules....................................................                18
   Schedule V--Property, Plant and Equipment.....................                19
   Schedule VI--Accumulated Depreciation, Depletion, and Amorti-
                 zation of Property, Plant and Equipment.........                20
   Schedule VIII--Valuation and Qualifying Accounts..............                21
   Schedule X--Supplementary Income Statement Information........                22

  All other schedules have been omitted either as inapplicable or not required under the instructions contained in Regulation S-X or because the information is included in the financial statements or the notes thereto.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULES

To MGM Grand, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in MGM Grand, Inc.'s Annual Report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 24, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedules V, VI, VIII and X as shown on pages 17 through 20 are the responsibility of the Company's management, are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          Arthur Andersen & Co.

Las Vegas, Nevada February 24, 1994

                        MGM GRAND, INC. AND SUBSIDIARIES

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                 (IN THOUSANDS)

                             BALANCE                                   BALANCE
                               AT                                       AT END
                            BEGINNING ADDITIONS                           OF
      CLASSIFICATION        OF PERIOD  AT COST  RETIREMENTS OTHER(A)    PERIOD
      --------------        --------- --------- ----------- ---------  --------

FOR THE YEAR ENDED DECEMBER 31, 1993:
  Airframes, engines, other
   flight equipment and de-
   ferred overhaul costs... $ 89,775  $  5,533    $13,466   $     --   $ 81,842
  Furniture, equipment and
   leasehold improvements..    5,047   101,615      1,580      (1,564)  103,518
  Land and land improve-
   ments...................   81,927       540        --        8,370    90,837
  Buildings and building
   improvements............      --    374,225        --      286,387   660,612
  Equipment under capital
   lease...................      --     15,423        --        1,564    16,987
  Development and construc-
   tion costs..............  294,757       --         --     (294,757)      --
                            --------  --------    -------   ---------  --------
                            $471,506  $497,336    $15,046   $     --   $953,796
                            ========  ========    =======   =========  ========

FOR THE YEAR ENDED DECEMBER 31, 1992:
  Airframes, engines, other
   flight equipment and de-
   ferred overhaul costs... $ 87,822  $  4,394    $ 2,441   $     --   $ 89,775
  Furniture, equipment and
   leasehold improvements..    6,184       353      1,490         --      5,047
  Land and land improve-
   ments...................   81,927       --         --          --     81,927
  Buildings and building
   improvements............      --        --         --          --        --
  Development and construc-
   tion costs..............   78,481   216,276        --          --    294,757
                            --------  --------    -------   ---------  --------
                            $254,414  $221,023    $ 3,931   $     --   $471,506
                            ========  ========    =======   =========  ========

FOR THE YEAR ENDED DECEMBER 31, 1991:
  Airframes, engines, other
   flight equipment and de-
   ferred overhaul costs... $ 83,855  $  4,344    $   377   $     --   $ 87,822
  Furniture, equipment and
   leasehold improvements..   32,595     2,466      1,868     (27,009)    6,184
  Land and land improve-
   ments...................  137,436       --         --      (55,509)   81,927
  Buildings and building
   improvements............   50,028        26        --      (50,054)      --
  Development and construc-
   tion costs..............   48,346    30,135        --          --     78,481
                            --------  --------    -------   ---------  --------
                            $352,260  $ 36,971    $ 2,245   $(132,572) $254,414
                            ========  ========    =======   =========  ========

- --------
(A)Amounts in 1991 represent Desert Inn assets sold. The amounts in 1993 represent the reclassification of MGM Grand Hotel assets from construction costs due to completion of construction on December 18, 1993.

                        MGM GRAND, INC. AND SUBSIDIARIES

 SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY,
                              PLANT AND EQUIPMENT

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                 (IN THOUSANDS)

                                      ADDITIONS
                                       CHARGED                          BALANCE
                           BALANCE AT TO COSTS                          AT END
                           BEGINNING     AND                              OF
       DESCRIPTION         OF PERIOD  EXPENSES  RETIREMENTS OTHER(A)(B) PERIOD
       -----------         ---------- --------- ----------- ----------- -------

FOR THE YEAR ENDED DECEMBER 31, 1993:
  Airframes, engines,
   other flight equipment
   and deferred overhaul
   costs..................  $19,755    $ 6,446    $13,308     $68,948   $81,841
  Furniture, equipment and
   leasehold improvements.    2,011      2,520        935         --      3,596
  Land and land improve-
   ments..................      --         --         --          --        --
  Buildings and building
   improvements...........       30        855        --          --        885
  Equipment under capital
   lease..................      --         190        --          --        190
                            -------    -------    -------    --------   -------
                            $21,796    $10,011    $14,243     $68,948   $86,512
                            =======    =======    =======    ========   =======

FOR THE YEAR ENDED DECEMBER 31, 1992:
  Airframes, engines,
   other flight equipment
   and deferred overhaul
   costs..................  $13,546    $ 8,050    $ 1,841    $    --    $19,755
  Furniture, equipment and
   leasehold im-
   provements.............    2,075        819        883         --      2,011
  Land and land improve-
   ments..................      --         --         --          --        --
  Buildings and building
   improvements...........       11         19        --          --         30
                            -------    -------    -------    --------   -------
                            $15,632    $ 8,888    $ 2,724    $    --    $21,796
                            =======    =======    =======    ========   =======

FOR THE YEAR ENDED DECEMBER 31, 1991:
  Airframes, engines,
   other flight equipment
   and deferred overhaul
   costs..................  $ 7,267    $ 6,651    $   372    $    --    $13,546
  Furniture, equipment and
   leasehold improvements.   12,643      5,449      1,195     (14,822)    2,075
  Land and land improve-
   ments..................    1,360        473        --       (1,833)      --
  Buildings and building
   improvements...........    5,959      2,287        --       (8,235)       11
                            -------    -------    -------    --------   -------
                            $27,229    $14,860    $ 1,567    $(24,890)  $15,632
                            =======    =======    =======    ========   =======

- --------
(A)Amounts in 1991 represent Desert Inn assets sold.
(B) The accumulated depreciation and amortization at December 31, 1993 includes the $68,948,000 reduction in the carrying value of aircraft and related equipment.

                        MGM GRAND, INC. AND SUBSIDIARIES

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                 (IN THOUSANDS)

                                                    ADDITIONS
                                                     CHARGED
                                         BALANCE AT TO COSTS  AMOUNTS  BALANCE
                                         BEGINNING     AND    WRITTEN AT END OF
              DESCRIPTION                OF PERIOD  EXPENSES    OFF    PERIOD
              -----------                ---------- --------- ------- ---------
FOR THE YEAR ENDED DECEMBER 31, 1993:
  Allowances for doubtful accounts......  $ 1,531    $3,855   $   653  $ 4,733
                                          =======    ======   =======  =======
FOR THE YEAR ENDED DECEMBER 31, 1992:
  Allowances for doubtful accounts......  $10,682    $  238   $ 9,389  $ 1,531
                                          =======    ======   =======  =======
FOR THE YEAR ENDED DECEMBER 31, 1991:
  Allowances for doubtful accounts......  $12,328    $7,183   $ 8,829  $10,682
                                          =======    ======   =======  =======

                        MGM GRAND, INC. AND SUBSIDIARIES

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                 (IN THOUSANDS)

                                                                     CHARGED TO
                                                                     COSTS AND
                                ITEM                                  EXPENSES
                                ----                                 ----------
FOR THE YEAR ENDED DECEMBER 31, 1993:
  Maintenance and repairs...........................................  $10,524
  Depreciation and amortization of intangible assets and similar
   deferrals........................................................    8,018
  Advertising costs.................................................      590
  Taxes other than payroll and income...............................      479
FOR THE YEAR ENDED DECEMBER 31, 1992:
  Maintenance and repairs...........................................  $ 5,699
  Depreciation and amortization of intangible assets and similar
   deferrals........................................................    6,998
  Advertising costs.................................................    2,892
  Taxes other than payroll and income...............................      386
FOR THE YEAR ENDED DECEMBER 31, 1991:
  Maintenance and repairs...........................................  $ 8,297
  Depreciation and amortization of intangible assets and similar
   deferrals........................................................      691
  Advertising costs.................................................    5,644
  Taxes other than payroll and income...............................    4,781

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------                               -----------
  3(1)     Certificate of Incorporation of Company, as amended (incorporated by reference to Exhibit 3(1) to Registration Statement No. 33-3305).
  3(2)     Bylaws of Company, as amended (incorporated by reference to Exhibit
           3(2) to Registration Statement No. 33-30337).
  4        Indenture, dated as of May 1, 1992, among MGM Grand Hotel Finance
           Corp. ("MGM
           Finance"), as issuer, the Company, as guarantor, MGM Grand Hotel,
           Inc. ("MGM Grand Hotel"), as obligor with respect to certain cove-
           nants, and U.S. Trust Company of California, N.A., a national bank-
           ing corporation validly organized and existing under the laws of the
           United States, as Trustee (the "Trustee"), relating to First Mort-
           gage Notes, including forms of First Mortgage Notes (incorporated by reference to Exhibit (A)(IV) of the Company's Quarterly Report on
           Form 10-Q for the quarterly period ended March 31, 1992).
 10(1)*    MGM Grand, Inc. Nonqualified Stock Option Plan (incorporated by ref-
           erence to Exhibit A to Proxy Statement dated March 30, 1990).
 10(2)*    MGM Grand, Inc. Incentive Stock Option Plan (incorporated by refer-
           ence to Exhibit B to Proxy Statement dated March 30, 1990).
 10(3)     Agreement of Purchase and Sale, dated as of July 23, 1991, as amend-
           ed, between MGM Desert Inn and a wholly-owned subsidiary of Tracinda
           Corporation (incorporated by reference to Exhibit 1 of the Company's
           Current Report on Form 8-K dated December 20, 1991).
 10(4)     Guaranty of Completion by the Company in favor of the Trustee (in-
           corporated by reference to Exhibit 10(4) of the Company's Annual Re-
           port on Form 10-K for the fiscal year ended December 31, 1992 (the
           "1992 10-K")).
 10(5)     Escrow Agreement by and among MGM Finance, the Trustee and Valley
           Bank of Nevada, a Nevada corporation ("Escrow Agent"), together with the consent thereto of MGM Grand Hotel (incorporated by reference to
           Exhibit 10(5) of the Company's 1992 10-K).
 10(6)     Disbursement Agreement by and among MGM Finance, the Trustee and Ne-
           vada Title Company, a Nevada corporation ("Disbursement Agent"), to-
           gether with the consent thereto of MGM Grand Hotel (incorporated by reference to Exhibit 10(6) of the Company's 1992 10-K).
 10(7)     Commitment Agreement by and among the Company, MGM Grand Hotel, and
           Tracinda Corporation, a Nevada corporation ("Tracinda") (incorpo-
           rated by reference to Exhibit 10(7) of the Company's 1992 10-K).
 10(8)     Credit Agreement among MGM Finance, MGM Grand Hotel and Bank of
           America N.T. & S.A. ("Bank Agent") and the banks named therein (the
           "Banks") (incorporated by reference to Exhibit 10(8) of the
           Company's 1992 10-K).
 10(9)     Guaranty executed by the Company in favor of Bank Agent and the
           Banks (incorporated by reference to Exhibit 10(9) of the Company's
           1992 10-K).
 10(10)    Intercreditor Agreement by and among the Trustee, Bank Agent and
           Continental Bank, N.A., a national banking association ("Secured
           Lenders' Agent"), together with the consent thereto of MGM Finance
           (incorporated by reference to Exhibit 10(10) of the Company's 1992
           10-K).
 10(11)    Collateral Assignment by MGM Finance in favor of Secured Lender's
           Agent, together with the consent thereto of the Company, MGM Grand
           Hotel, and MGM Grand Movieworld, Inc., a Nevada corporation
           ("Movieworld") (incorporated by reference to Exhibit 10(11) of the
           Company's 1992 10-K).

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------                               -----------
 10(12)    Stock Pledge Agreement by and between the Company and Secured Lend-
           ers' Agent (incorporated by reference to Exhibit 10(12) of the
           Company's 1992 10-K).
 10(13)    Loan Agreement between MGM Grand Hotel and MGM Finance (incorporated by reference to Exhibit 10(13) of the Company's 1992 10-K).
 10(14)    Secured Promissory Note by MGM Grand Hotel in favor of MGM Finance
           (incorporated by reference to Exhibit 10(14) of the Company's 1992
           10-K).
 10(15)    Deed of Trust, Assignment of Rents and Security Agreement (the "Deed
           of Trust") by MGM Grand Hotel to Nevada Title Company, a Nevada cor-
           poration, as trustee, for the benefit of MGM Finance, as beneficiary
           (incorporated by reference to Exhibit 10(15) of the Company's 1992
           10-K).
 10(16)    Loan Guaranty by the Company in favor of MGM Finance (incorporated by reference to Exhibit 10(16) of the Company's 1992 10-K).
 10(17)*   Letter Agreements, dated December 21, 1990 and February 9, 1993, be-
           tween the Company and Robert Maxey (incorporated by reference to Ex-
           hibit 10(17) of the Company's 1992 10-K).
 10(18)*   Letter Agreements, dated December 13, 1990 and February 26, 1993, between the Company and K. Eugene Shutler (incorporated by reference to Exhibit 10(18) of the Company's 1992 10-K).
 10(19)*   Letter Agreements, dated January 3, 1991 and February 9, 1993, be-
           tween the Company and Alex Yemenidjian (incorporated by reference to
           Exhibit 10(19) of the Company's 1992 10-K).
 10(20)*   Letter Agreement, dated February 9, 1993, between the Company and
           Fred Benninger (incorporated by reference to Exhibit 10(20) of the
           Company's 1992 10-K).
 10(21)    Participation Agreement, dated as of November 9, 1993, entered into among MGM Grand Hotel, as Subleasee, the Company, as Guarantor, The
           Certificate Purchasers identified therein and Norwest Bank Minneso-
           ta, National Association, as Trustee, together with exhibits there-
           to.
 10(22)    Letter of Credit and Reimbursement Agreement, dated as of November
           17, 1993, between the Company, as Account Party and Bank of America
           National Trust and Savings Association.
 13**      The Company's 1993 Annual Report to stockholders.
 21        List of Subsidiaries.
 23        Consent of Independent Accountants.

- --------
 * Management contract.
** Except for those portions which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Report.