Form 10-Q
period 1994-03-31
MGM GRAND INC
filed 1994-05-16
CIK 789570

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 31, 1994
                              --------------------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from          -    to        -
                              ---------------  ---------------------------------
Commission File Number:      0-16760
                       ---------------------------------------------------------

                                MGM GRAND, INC.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                   88-0215232
- - ------------------------------------      --------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

            3799 Las Vegas Boulevard South, Las Vegas, Nevada 89109
- - --------------------------------------------------------------------------------
       (Address of principal executive offices)         (Zip Code)

                                (702) 891-3333
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at May 2, 1994
- - ---------------------------------        ---------------------------------------
   Common Stock, $.01 par value                       48,181,331 shares

                       MGM GRAND, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                   I N D E X

                                                         Page No.
                                                         -------

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of
          Operations for the three months ended
          March 31, 1994 and March 31, 1993..........       1

          Condensed Consolidated Balance Sheets
          at March 31, 1994 and December 31, 1993....       2

          Condensed Consolidated Statements of
          Cash Flows for the three months ended
          March 31, 1994 and March 31, 1993..........       3

          Notes to Condensed Consolidated Financial
          Statements.................................      4-8

Item 2.   Management's Discussion and Analysis of
          Financial Conditions and Results of
          Operations.................................      9-11

Part II.  OTHER INFORMATION..........................       12

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share data)
                                 (Unaudited)

                                              Three Months Ended
                                              -------------------
                                              March 31,  March 31,
                                                1994       1993
                                              --------   --------
REVENUES:
   Casino................................     $106,154    $    -
   Rooms.................................       25,546         -
   Food and beverage.....................       15,470         -
   Other hotel/casino....................       27,788         -
   Airline...............................        3,902      4,938
                                              --------    -------
                                               178,860      4,938
                                              --------    -------
EXPENSES:
   Casino................................       47,203         -
   Rooms.................................       10,419         -
   Food and beverage.....................       16,135         -
   Other hotel/casino....................       29,066         -
   Airline...............................        3,576      4,894
   Selling, general and administrative...       43,886      1,945
   Depreciation and amortization.........       10,896      1,609
                                              --------    -------
                                               161,181      8,448
                                              --------    -------
     OPERATING INCOME (LOSS).............       17,679     (3,510)
                                              --------    -------
NONOPERATING INCOME (EXPENSE):
   Interest income.......................        1,127      4,374
   Interest expense, net of amounts
     capitalized.........................      (15,435)    (3,589)
   Other, net............................          (17)       (17)
                                              --------    -------
                                               (14,325)       768
                                              --------    -------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
   TAXES.................................        3,354     (2,742)
   Provision (benefit) for income taxes..           -          -
                                              --------    -------
     NET INCOME (LOSS)...................     $  3,354    $(2,742)
                                              ========    =======
PER SHARE OF COMMON STOCK:
     NET INCOME (LOSS)...................     $    .07    $  (.06)
                                              ========    =======

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                       MGM GRAND, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (Unaudited)

                                    ASSETS

                                                March 31,    December 31,
                                                  1994          1993
                                              -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents.................  $   141,126    $   211,305
  Accounts receivable, net..................       48,591         30,516
  Prepaid expenses..........................       10,426         11,755
  Inventories...............................       15,275         12,662
                                              -----------    -----------
     Total current assets...................      215,418        266,238
                                              -----------    -----------
PROPERTY AND EQUIPMENT, NET.................      860,557        867,284
                                              -----------    -----------
OTHER ASSETS:
  Deposits..................................        1,719          1,330
  Licensed rights and trademarks, net.......        1,145          1,154
  Deferred organizational costs, net........        1,813          1,985
  Other assets, net.........................       23,395         22,132
                                              -----------    -----------
     Total other assets.....................       28,072         26,601
                                              -----------    -----------
                                              $ 1,104,047    $ 1,160,123
                                              ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................  $    22,906    $    14,181
  Current obligation, capital leases........        1,958          1,830
  Current maturities, long term debt........          604          1,573
  Accrued interest on long term debt........       23,696          9,472
  Construction payables.....................       37,188         96,844
  Other accrued liabilities.................       32,950         41,696
                                              -----------    -----------
     Total current liabilities..............      119,302        165,596
                                              -----------    -----------

DEFERRED REVENUE............................       10,669         10,784
DEFERRED INCOME TAXES.......................        6,517          6,517
LONG TERM OBLIGATION, CAPITAL LEASES........       14,216         14,044
LONG TERM DEBT, NET OF CURRENT MATURITIES...      482,348        481,427
COMMITMENTS.................................
STOCKHOLDERS' EQUITY:
  Common stock ($.01 par value,
     75,000,000 shares authorized,
     50,609,537 and 50,579,537 shares
     issued)................................          506            506
  Capital in excess of par value............      662,709        662,365
  Common stock in treasury (2,195,306 and
     1,734,706 shares)......................      (43,948)       (29,490)
  Retained earnings (deficit)...............     (148,272)      (151,626)
                                              -----------    -----------
     Total stockholders' equity.............      470,995        481,755
                                              -----------    -----------
                                              $ 1,104,047    $ 1,160,123
                                              ===========    ===========

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (in thousands)
                                  (Unaudited)

                                                  Three Months Ended
                                                ----------------------
                                                March 31,    March 31,
                                                  1994        1993
                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..........................   $   3,354    $  (2,742)
    Adjustments to reconcile net income
      (loss) to net cash from operating
      activities:
      Depreciation and amortization..........      10,896        1,649
      Amortization of debt offering costs....         753          672
      Aircraft overhaul amortization.........          11          560
      Provision for losses on accounts
        receivable...........................      10,480           -
      Change in assets and liabilities:
        Accounts receivable..................     (28,555)         (24)
        Prepaid expenses.....................       1,329         (271)
        Inventories..........................      (2,613)           3
        Accounts payable, accrued
          liabilities, and other.............      14,088       11,311
        Deferred income taxes................          -          (101)
                                                ---------    ---------
        Net cash from operating activities...       9,743       11,057
                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment........      (4,072)     (83,303)
  Change in construction payables............     (59,656)     (15,870)
  Deposits and other assets..................      (2,332)      (3,916)
                                                ---------    ---------
        Net cash from investing activities...     (66,060)    (103,089)
                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock...................         344           -
  Repurchase of common stock.................     (14,458)          -
  Payments on long term debt and capital
    leases...................................         252           -
                                                ---------    ---------
        Net cash from financing activities...     (13,862)          -
                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS................................     (70,179)     (92,032)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD.....................................     211,305      579,963
                                                ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...   $ 141,126    $ 487,931
                                                =========    =========

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

     MGM Grand, Inc. (the "Company") is a Delaware corporation, incorporated on January 29, 1986. As of March 31, 1994, approximately 73.6% of the outstanding shares of the Company's common stock were owned by Kirk Kerkorian and Tracinda Corporation ("Tracinda"), a Nevada corporation wholly-owned by Kirk Kerkorian.

     Through its wholly-owned subsidiary, MGM Grand Hotel, Inc., the Company owns and operates the MGM Grand Hotel, Casino and Theme Park, a hotel/casino and entertainment complex in Las Vegas. The MGM Grand Hotel, Casino and Theme Park commenced operations on December 18, 1993.

     Through its wholly-owned subsidiary, MGM Grand Air, Inc., the Company engages in the luxury charter airline business.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the 1993 Annual Report included in Form 10-K.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1994, and the results of operations for the three month period ended. The results of operations for such period are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to prior period financial statements to conform with the 1994 presentation.

                       MGM GRAND, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Statements of Cash Flows

     For the three months ended March 31, 1994 and March 31, 1993, cash payments made for interest were $416,000 and $816,000, respectively. Capitalized interest for the first quarter of 1993 was $11,180,000.

     Cash payments made for state and federal taxes for the three months ended March 31, 1994 and March 31, 1993 were $30,000 and $51,000 respectively.

Note 3. Stock Offering

     On August 17, 1993, the Company completed a common stock public offering. Total common stock issued at completion of the offering was 1,955,000 shares at a price of $37.75 per share, resulting in net proceeds of approximately $70,600,000. The Company intends to use such funds for general corporate purposes, including possible additions to the MGM Grand Hotel, Casino and Theme Park and the exploration of other expansion opportunities.

Note 4. Treasury Stock

     On March 9, 1994, the Company announced that it intends to acquire in open market purchases, from time to time, as many as one million shares of its common stock. Through March 31, 1994 and May 2, 1994, the Company had acquired 460,600 and 693,500 shares respectively.

                       MGM GRAND, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Long Term Debt

     On June 6, 1993, Grand Laundry, Inc., a wholly-owned subsidiary of the Company, obtained a $10,000,000 loan from a financial institution for a laundry facility in North Las Vegas, Nevada. As of December 31, 1993, $10,000,000 had been drawn down under the loan. Construction of the facility was completed in December, 1993. The Laundry provides the laundry and dry cleaning services for the MGM Grand Hotel.

     Long term debt consisted of the following (in thousands):

                                                     March 31,     December 31,
                                                       1994           1993
                                                     ---------     -----------
11 3/4% First Mortgage Notes due May 1, 1999         $220,000      $220,000
12% First Mortgage Notes due May 1, 2002              253,000       253,000
Laundry Facility Loan                                   9,952        10,000
                                                     --------      --------
                                                      482,952       483,000
Less: Current Maturities                                 (604)       (1,573)
                                                      --------     --------
                                                      $482,348     $481,427
                                                      ========     ========

     Total interest incurred for the first three months of 1994 and 1993 was $15,435,000 and $14,869,000, of which $11,280,000 was capitalized during the
1993 period. Interest was not capitalized during the 1994 period as a result of completion of construction and commencement of operations of the MGM Grand Hotel, Casino and Theme Park.

                       MGM GRAND, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Income Taxes

     The Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109") effective January 1, 1993. The impact of adopting this new standard was not material to the consolidated financial statements of the Company for 1993.

     SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a deferred tax asset to the extent that realization of such asset is more likely than not. Otherwise, a valuation allowance is applied. As of March 31, 1994, the Company determined that $50,061,000 of deferred tax assets did not satisfy the recognition criteria set forth in the standard because of the Company's prior operating results. Accordingly, a valuation allowance was recorded to reserve for the applicable deferred tax assets.

     The provision (benefit) for income taxes for the three months ended March 31, 1994 and 1993 is as follows (in thousands):

                                                           March 31,
                                                   ------------------------
                                                      1994           1993
                                                   ---------      ---------
Current:
  Federal......................................    $     -        $     -
  State........................................          -              -
                                                   ---------      ---------
                                                         -              -
                                                   ---------      ---------

Deferred:
  Provision for income taxes...................        1,174            -
  Reduction in valuation allowance.............       (1,174)           -
                                                   ---------      ---------
                                                         -              -
                                                   ---------      ---------
Total..........................................    $     -        $     -
                                                   =========      =========

                       MGM GRAND, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Reconciliation of the Federal income tax rate and the Company's effective tax rate is as follows:

                                                             March 31,
                                                       --------------------
                                                         1994         1993
                                                       --------     --------
Federal income tax rate                                   35%          35%
Net operating loss--no benefit recorded                   --          (35)
Reduction in valuation allowance                         (35)          --
                                                       --------     --------
Effective tax rate                                        --%          --%
                                                       ========     ========

     As of March 31, 1994, after having given effect to SFAS 109, the major tax effected components of the Company's net deferred tax liability is as follows (in thousands):


DEFERRED TAX ASSETS                                    $ 75,411
  Less: Valuation allowance                             (50,061)
                                                       ________
  Net deferred tax assets                                25,350
DEFERRED TAX LIABILITIES                                (31,867)
                                                       --------
NET DEFERRED TAX LIABILITY                             $ (6,517)
                                                       =========

     At March 31, 1994, the Company had a net operating loss carryforward for tax purposes of approximately $76,600,000.

Note 7. Earnings (Loss) per Share

     Primary and fully diluted earnings (loss) per share has been computed based on the weighted average number of shares of common stock and common stock equivalents, if dilutive,outstanding during each period (49,713,907 and 46,803,271 shares for the three month periods ended March 31, 1994 and March 31,
1993).

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Results of Operation

     The Company operates in two industry segments--the operations of the MGM Grand Hotel, Casino and Theme Park and MGM Grand Air. The Company commenced operations of the MGM Grand Hotel, Casino and Theme Park on December 18, 1993. Prior thereto, the Company was in the construction phase with regard to the hotel/casino industry segment.

                                                       Three Months Ended
                                                            March 31,
                                                       -------------------
                                                         1994       1993
                                                       -------     -------
                                                          (In thousands)
Operating revenues:
    Hotel, Casino and Theme Park..................     $174,958    $   --
    Airline.......................................        4,144      4,938
    Eliminations..................................         (242)       --
                                                       --------    -------
                                                       $178,860    $ 4,938
                                                       ========    =======
Operating income (loss):
    Hotel/Casino..................................     $ 19,307    $   --
    Airline.......................................         (280)    (2,325)
    Corporate expenses............................       (1,348)    (1,185)
                                                       --------    -------
                                                         17,679     (3,510)
Interest income...................................        1,127      4,374
Interest expense..................................      (15,435)    (3,589)
Other, net........................................          (17)       (17)
Provision (benefit) for income taxes..............          --         --
                                                       --------    -------
Net income (loss).................................     $  3,354    $(2,742)
                                                       ========    =======

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         (continued)


Quarter versus Quarter

Results of Operations

    MGM Grand Hotel net revenues for the three months ended March 31, 1994 were $174,958,000. Casino revenues for the period were $106,154,000 with a table games win percentage of 20.4%. Room revenue for the period was $25,546,000 with an occupancy rate of 85%. The occupancy rate was affected by the partial availability of hotel rooms during January 1994. During February and March, 1994 occupancy rates increased to 91% and 95%, respectively. Operating expenses were $155,651,000, resulting in operating income of $19,307,000 for the start-up quarter ended March 31, 1994.

    MGM Grand Air revenues for the first quarter of 1994 were $4,144,000 before eliminations, compared to $4,938,000 for the first quarter of 1993, representing a decrease of $794,000 (16%). Revenues were lower than in 1993 due to the termination of a tour program unrelated to its present upscale charter service. Operating expenses decreased $2,840,000 (39%) due to a $1,553,000 reduction in depreciation expense resulting from the 1993 aircraft carrying value adjustment, and a 28% reduction in block hours flown. The operating loss of $280,000 in 1994 compares to an operating loss of $2,325,000 in 1993.

    Corporate expenses were $1,348,000 in the first quarter of 1994 compared to $1,185,000 in the same period last year.

    Interest Income was $1,127,000 for the first quarter of 1994 versus $4,374,000 for the 1993 quarter. Interest income was higher during the 1993 period as a result of short term investment of construction funds.

    Interest expense was $15,435,000 for the first quarter of 1994, compared to $3,589,000 in 1993 which was net of capitalized interest of $11,280,000.

                       MGM GRAND, INC. AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         (continued)


Liquidity and Capital Resources --

    As of March 31, 1994 and December 31, 1993, the Company held cash and cash equivalents of $141,126,000 and $211,305,000, respectively. Cash provided by operating activities for the first three months of 1994 was $9,743,000 versus $11,057,000 for the first three months of 1993.

    Capital expenditures during the first three months of 1994, other than payments on construction payables of $59,656,000 for the quarter, were approximately $4,072,000 consisting primarily of $2,824,000 for expenditures related to the MGM Grand Hotel and Theme Park, $1,201,000 for aircraft parts and refurbishment, and $47,000 related to furniture, fixtures and equipment.

    In addition to final construction expenditures of $37,188,000 accrued at March 31, 1994, expenditures for 1994 are expected to be up to $19,855,000, consisting of $15,000,000 at the MGM Grand Hotel and Theme Park for general property improvements, and $4,855,000 for aircraft refurbishment by MGM Grand Air, including airframe and engine overhauls and spare parts.

    The Company expects to finance operations and capital expenditures through cash flow from operations, cash on hand, and the bank line of credit.

    The Company does not currently provide any post retirement benefits. Accordingly, the Statement of Financial Accounting Standards No. 106 will have no effect on the Company's financial position.

                       MGM GRAND, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

None of the items 1 through 5 of Part II are applicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MGM GRAND, INC.
                                       ------------------------------
                                               (Registrant)


Date: May 4, 1994                             JOSEPH T. MURPHY
                                       ------------------------------
                                              Joseph T. Murphy
                                               Vice President
                                         and Chief Financial Officer
                                            (principal financial
                                           and accounting officer)


Date: May 4, 1994                             SCOTT LANGSNER
                                       ------------------------------
                                              Scott Langsner
                                           Secretary/Treasurer