Form 10-Q
period 1994-06-30
MGM GRAND INC
filed 1994-08-09
CIK 789570

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549
                       --------------------------------
                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1994
                               ------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from        -        to               -
                               ---------------    -----------------------------

Commission File Number:                     0-16760
                        -------------------------------------------------------

                                MGM GRAND, INC.
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                     88-0215232
- - --------------------------------            ------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)


         3799 Las Vegas Boulevard South, Las Vegas, Nevada     89109
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    [x]  Yes   [ ]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at August 4, 1994
       ----------------------------            --------------------------------
       Common Stock, $.01 par value                  48,013,031 shares

                       MGM GRAND, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                    Page No.
                                                                    --------

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         Condensed Consolidated Statements of
         Operations for the three and six months
         ended June 30, 1994 and June 30, 1993                         1

         Condensed Consolidated Balance Sheets
         at June 30, 1994 and December 31, 1993                        2

         Condensed Consolidated Statements of
         Cash Flows for the six months ended
         June 30, 1994 and June 30, 1993                               3

         Notes to Condensed Consolidated Financial
         Statements                                                   4-7

Item 2.  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations               8-11


PART II. OTHER INFORMATION                                           12-13

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                                  (Unaudited)



                                      Three Months Ended              Six Months Ended
                                            June 30,                      June 30,
                                   ------------------------        ----------------------
                                      1994          1993              1994        1993
                                   ----------    ----------        ----------  ----------
REVENUES:
   Casino                          $  108,049    $     -           $  214,203  $     -
   Rooms                               36,221          -               66,751        -
   Food and beverage                   23,107          -               45,444        -
   Other hotel/casino                  32,233          -               60,568
   Airline                              5,314         4,719             9,216       9,657
                                   ----------    ----------        ----------  ----------
                                      204,924         4,719           396,182       9,657

   Less: promotional
         allowances                   (12,764)         -              (25,162)       -
                                   ----------    ----------        ----------  ----------
                                      192,160         4,719           371,020       9,657
                                   ----------    ----------        ----------  ----------
EXPENSES:
   Casino                              48,434          -               95,637        -
   Rooms                               11,608          -               23,316        -
   Food and beverage                   17,609          -               33,871        -
   Other hotel/casino                  25,149          -               52,800        -
   Airline                              4,556         5,041             8,132       9,935
   General and administrative          36,763           911            79,314       1,685
   Depreciation and amortization       11,734         1,579            22,630       3,188
                                   ----------    ----------        ----------  ----------
                                      155,853         7,531           315,700      14,808
                                   ----------    ----------        ----------  ----------

OPERATING PROFIT (LOSS) BEFORE
   CORPORATE EXPENSE                   36,307        (2,812)           55,320      (5,151)

CORPORATE EXPENSE                       1,944         1,521             3,278       2,692
                                   ----------    ----------        ----------  ----------
OPERATING INCOME (LOSS)                34,363        (4,333)           52,042      (7,843)
                                   ----------    ----------        ----------  ----------
OTHER INCOME (EXPENSE):
   Interest income                      1,010         3,101             2,137       7,475
   Interest expense, net              (15,416)         (786)          (30,851)     (4,375)
   Other, net                             238           (37)              221         (54)
                                   ----------    ----------        ----------  ----------
                                      (14,168)        2,278           (28,493)      3,046
                                   ----------    ----------        ----------  ----------

INCOME (LOSS) BEFORE
   PROVISION FOR INCOME TAXES          20,195        (2,055)           23,549      (4,797)

   Provision (benefit) for
     income taxes                        -             -                 -           -
                                   ----------    ----------        ----------  ----------
NET INCOME (LOSS)                  $   20,195    $   (2,055)       $   23,549  $    4,797)
                                   ==========    ==========        ==========  ==========
PER SHARE OF COMMON STOCK:
   Net income (loss)               $     0.41    $    (0.04)       $     0.48  $    (0.10)
                                   ==========    ==========        ==========  ==========
   Weighted average shares
     outstanding (000's)               48,891        46,859            49,286      46,831
                                   ==========    ==========        ==========  ==========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                       MGM GRAND, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (Unaudited)

                                    ASSETS

                                                   June 30,       December 31,
                                                     1994             1993
                                                 -----------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                      $   130,716       $   211,305
  Accounts receivable, net                            50,277            30,516
  Prepaid expenses                                    12,851            11,755
  Inventories                                         15,488            12,662
                                                 -----------       -----------
      Total current assets                           209,332           266,238
                                                 -----------       -----------
PROPERTY AND EQUIPMENT, NET                          849,919           867,284
                                                 -----------       -----------
OTHER ASSETS:
  Deposits                                             1,771             1,330
  Licensed rights and trademarks, net                  1,137             1,154
  Deferred organizational costs, net                   1,741             1,985
  Other assets, net                                   26,865            22,132
                                                 -----------       -----------
      Total other assets                              31,514            26,601
                                                 -----------       -----------
                                                 $ 1,090,765       $ 1,160,123
                                                 ===========       ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $    18,859       $    14,181
  Current obligation, capital leases                   2,057             1,830
  Current maturities, long term debt                     722             1,573
  Accrued interest on long term debt                   9,692             9,472
  Construction payables                               22,059            96,844
  Other accrued liabilities                           40,087            41,696
                                                 -----------       -----------
      Total current liabilities                       93,476           165,596
                                                 -----------       -----------

DEFERRED REVENUE                                       9,821            10,784
DEFERRED INCOME TAXES                                  6,517             6,517
LONG TERM OBLIGATION, CAPITAL LEASES                  13,645            14,044
LONG TERM DEBT, NET OF CURRENT MATURITIES            486,080           481,427
COMMITMENTS
STOCKHOLDERS' EQUITY:
  Common stock ($.01 par value,
      75,000,000 shares authorized,
      50,609,537 and 50,579,537 shares
      issued)                                            506               506
  Capital in excess of par value                     662,709           662,365
  Common stock in treasury (2,597,406 and
      1,734,706 shares)                              (53,912)          (29,490)
  Retained earnings (deficit)                       (128,077)         (151,626)
                                                 -----------       -----------
      Total stockholders' equity                     481,226           481,755
                                                 -----------       -----------
                                                 $ 1,090,765       $ 1,160,123
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

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (in thousands)
                                  (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                          ---------------------
                                                            1994        1993
                                                          --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $ 23,549    $  (4,797)
  Adjustments to reconcile net income (loss) to
    net cash from operating activities:
    Depreciation and amortization                           22,630        3,235
    Amortization of debt offering costs                      1,456        1,207
    Aircraft overhaul amortization                             218        1,018
    Provision for losses on accounts receivable             17,587          --
    Change in assets and liabilities:
        Accounts receivable                                (34,317)        (863)
        Prepaid expenses                                    (1,096)         378
        Inventories                                         (2,826)         (70)
        Accounts payable, accrued liabilities
            and other                                        2,326       (4,846)
        Deferred income taxes                                  --           --
                                                          --------    ---------
      Net cash from operating activities                    29,527       (4,738)
                                                          --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                       (8,590)    (205,822)
  Dispositions of property and equipment                       292          224
  Change in construction payables                          (74,785)       4,788
  Deposits and other assets                                 (6,585)      (8,330)
                                                          --------    ---------
      Net cash from investing activities                   (89,668)    (209,140)
                                                          --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                     344          776
  Repurchase of common stock                               (24,422)         --
  Issuance of long term debt                                 3,995          368
  Payments on long term debt and capital leases               (365)         --
                                                          --------    ---------
      Net cash from financing activities                   (20,448)       1,144
                                                          --------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                              (80,589)    (212,734)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           211,305      579,963
                                                          --------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $130,716    $ 367,229
                                                          ========    =========

                The accompanying notes are an integral part of
               these condensed consolidated financial statements

                       MGM GRAND, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Organization and Basis of Presentation


     MGM Grand, Inc. (the "Company") is a Delaware corporation, incorporated on January 29, 1986. As of June 30, 1994 approximately 74.2% of the outstanding shares of the Company's common stock were owned by Kirk Kerkorian and Tracinda Corporation ("Tracinda"), a Nevada corporation wholly-owned by Kirk Kerkorian.

     Through its wholly-owned subsidiary, MGM Grand Hotel, Inc. ("MGM Grand Hotel"), the Company owns and operates the MGM Grand Hotel, Casino and Theme Park, a hotel/casino and entertainment complex in Las Vegas. The MGM Grand Hotel, Casino and Theme Park commenced operations on December 18,1993.

     Through its wholly-owned subsidiary, MGM Grand Air, Inc. ("MGM Grand Air"), the Company engages in the luxury charter airline business.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 1993 Annual Report included in Form 10-K.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1994 and the results of operations for the three month and six month periods ended June 30, 1994 and June 30, 1993. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to prior period financial statements to conform with the 1994 presentation.

                       MGM GRAND, INC. AND SUBSIDIARIES

Note 2.  Statements of Cash Flows

     For the six months ended June 30, 1994 and June 30, 1993, cash payments made for interest were $29,394,000 and $2,835,000, (net of capitalized interest for the first six months of 1993 of $25,356,000), respectively.

     Cash payments made for state and federal taxes for the six months ended June 30, 1994 and June 30, 1993 were $90,000 and $111,000, respectively.

     During June 1994, the Company made a claim against a contractor's bonding company for approximately $3,031,000 for services previously capitalized by MGM Grand Hotel. As a result of this transaction, property and equipment was reduced and a note receivable was recognized.


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


Note 4.  Treasury Stock

     On March 9, 1994, the Company announced that it intended to acquire in open market purchases, from time to time, as many as one million shares of its common stock. Through June 30, 1994 and August 4, 1994, the Company had acquired 862,700 and 885,800 shares, respectively.

                       MGM GRAND, INC. AND SUBSIDIARIES

Note 5.  Long Term Debt

     On June 16, 1993, Grand Laundry, Inc., a wholly-owned subsidiary of the Company, obtained a $10,000,000 loan from a financial institution for a laundry facility in North Las Vegas, Nevada. Construction of the facility was completed in December 1993. Grand Laundry, Inc. provides the laundry and dry cleaning services for MGM Grand Hotel.

     On April 1, 1994, MGM Dist., Inc., a wholly-owned subsidiary of the Company, obtained a $4,000,000 loan from a financial institution for the acquisition of certain signage equipment.

     Long term debt consisted of the following (in thousands):

                                      June 30,    December 31,
                                        1994         1993
                                     ---------    ------------
     11-3/4% First Mortgage Notes
       due May 1, 1999               $ 220,000     $ 220,000
     12% First Mortgage Notes
       due May 1, 2002                 253,000       253,000

     Laundry Facility Loan               9,807        10,000

     Signage Equipment Loan              3,995          --
                                     ---------     ---------
                                       486,802       483,000

     Less: Current Maturities             (722)       (1,573)
                                     ---------     ---------
                                     $ 486,080     $ 481,427
                                     =========     =========


     Total interest incurred for the first six months of 1994 and 1993 was $30,851,000 and $29,731,000, of which $25,356,000 was capitalized during the
1993 period. Interest was not capitalized during the 1994 period since the MGM Grand Hotel had completed construction and had commenced operations.

                       MGM GRAND, INC. AND SUBSIDIARIES

      Note 6.  Income Taxes

           For the period ended June 30, 1994, the Company reduced its valuation allowance on deferred tax assets by $7,798,000 due to the utilization of its net operating loss carryforward for income tax purposes.


      Note 7.  Earnings (Loss) per Share

           Primary and fully diluted earnings (loss) per share has been computed based on the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during each period (48,891,401 and 46,859,161 shares for the three month periods ended June 30, 1994 and June 30, 1993, respectively, and 49,286,347 and 46,831,370 shares for the six month periods ended June 30, 1994 and June
      30, 1993, respectively).

                       MGM GRAND, INC. AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations



Results of Operations

     The Company operates in two industry segments - the operations of the MGM Grand Hotel, Casino and Theme Park and MGM Grand Air. The Company commenced operations of the MGM Grand Hotel, Casino and Theme Park on December 18, 1993. Prior thereto, the Company was in the construction phase with regard to the hotel/casino industry segment.

                                Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                                --------------------     --------------------
                                  1994         1993        1994         1993
                                --------     -------     --------     -------
                                               (In thousands)
Operating revenues:
  Hotel/Casino & Theme Park     $186,846     $   -       $361,804     $  -
  Airline                          5,841       4,719        9,985       9,657
  Eliminations                      (527)       -            (769)       -
                                --------     -------     --------     -------
                                $192,160     $ 4,179     $371,020     $ 9,657
                                ========     =======     ========     =======

Operating income (loss):
  Hotel/Casino & Theme Park     $ 35,714     $  -        $ 54,654     $  -
  Airline                            463      (2,799)         183      (5,125)
  Corporate & other               (1,814)     (1,534)      (2,795)     (2,718)
                                --------     -------     --------     -------
                                  34,363      (4,333)      52,042      (7,843)

Interest income                    1,010       3,101        2,137       7,475
Interest expense                 (15,416)       (786)     (30,851)     (4,375)
Other, net                           238         (37)         221         (54)
Provision (benefit) for income
  taxes                             -           -            -           -
                                --------     -------     --------     -------
Net income (loss)               $ 20,195     $(2,055)    $ 23,549     $(4,797)
                                ========     =======     ========     =======

                       MGM GRAND, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Quarter versus Quarter

     MGM Grand Hotel net revenues for the three months ended June 30, 1994 were $186,846,000. Casino revenues for the period were $108,049,000 with a table games win percentage of 25.6%. Room revenue for the period was $36,221,000 with an occupancy rate of 97.1%. Operating expenses were $151,132,000, resulting in operating income of $35,714,000 for the quarter ended June 30, 1994.

     MGM Grand Air revenues for the second quarter of 1994 were $5,841,000 before eliminations, compared to $4,719,000 for the second quarter of 1993, representing an increase of $1,122,000 (24%). Revenues were higher than in 1993 due primarily to World Cup related charters and an increase in casino related charters. Operating expenses decreased $2,140,000 (28%) primarily due to a $1,461,000 reduction in depreciation expense resulting from the 1993 aircraft carrying value adjustment, and a 3% reduction in block hours flown. Operating income of $463,000 in 1994 compares to an operating loss of $2,799,000 in 1993.

     Corporate and other expenses were $1,814,000 in the second quarter of 1994 compared to $1,534,000 in the same period last year.

     Interest income was $1,010,000 for the second quarter of 1994 versus $3,101,000 for the 1993 quarter. Interest income was higher during the 1993 period as a result of short term investment of construction funds.

     Interest expense was $15,416,000 for the second quarter of 1994, compared to $786,000 in 1993 which was net of capitalized interest of $14,075,000.

                       MGM GRAND, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Six Months versus Six Months

     MGM Grand Hotel net revenues for the six months ended June 30, 1994 were $361,804,000. Casino revenues for the period were $214,203,000 with a table games win percentage of 22.2%. Room revenue for the period was $66,751,000 with an occupancy rate of 91.1%. The occupancy rate was affected by the partial availability of hotel rooms during January 1994. Operating expenses were $307,150,000 resulting in operating income of $54,654,000 for the six months ended June 30, 1994.

     MGM Grand Air revenues for the first six months of 1994 were $9,985,000 before eliminations, compared to $9,657,000 for the first six months of 1993, representing an increase of $328,000 (3%). Revenues were higher than in 1993 primarily due to World Cup related charters and an increase in casino related charters. Operating expenses decreased $4,980,000 (34%) due to a $3,012,000 reduction in depreciation expense resulting from the 1993 aircraft carrying value adjustment, and a 16% reduction in block hours flown. Operating income of $183,000 in 1994 compares to an operating loss of $5,125,000 in 1993.

     Corporate and other expenses were $2,795,000 in the first six months of 1994 compared to $2,718,000 in the same period last year.

     Interest income was $2,137,000 for the first six months of 1994 versus $7,475,000 in 1993. Interest income was higher during the 1993 period as a result of short term investment of construction funds.


     Interest expense was $30,851,000 for the first six months of 1994, compared to $4,375,000 in 1993 which was net of capitalized interest of $25,356,000.

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         (continued)


Liquidity and Capital Resources -

     As of June 30, 1994 and December 31, 1993, the Company held cash and cash equivalents of $130,716,000 and $211,305,000, respectively. Cash provided by operating activities for the first six months of 1994 was $29,527,000 versus cash used by operations of $4,738,000 for the first six months of 1993.

     Capital expenditures during the first six months of 1994, other than payments on construction payables of $74,785,000, were approximately $8,590,000 consisting primarily of $3,150,000 for expenditures related to the MGM Grand Hotel, Casino and Theme Park, $4,672,000 for aircraft parts and refurbishment, and $768,000 related to other furniture, fixtures and equipment.

     In addition to final construction expenditures of $22,059,000 accrued at June 30, 1994, remaining capital expenditures for 1994 are expected to be $13,978,000, consisting of $11,850,000 at the MGM Grand Hotel, Casino and Theme Park for general property improvements, and $2,128,000 for aircraft refurbishment by MGM Grand Air, including airframe and engine overhauls and spare parts.

     Planning and design of the monorail linking the MGM Grand Hotel and Bally's Las Vegas is complete, and construction began during July 1994. The project is a one-mile, high-capacity, transit-grade system with a budget of $25,000,000. The project costs will be shared equally by Bally's Las Vegas. As of June 30, 1994, each partner has contributed $6,000,000 to the joint project. The system is scheduled to be operational by June 1995.

     The Company expects to finance operations and capital expenditures through cash flow from operations, cash on hand, and bank line of credit.

     The Company does not currently provide any post retirement benefits. Accordingly, the Statement of Financial Accounting Standards No. 106, will have no effect on the Company's financial position.

                       MGM GRAND, INC. AND SUBSIDIARIES



PART II.  OTHER INFORMATION

None of the items 2, 3, 4, and 6 of Part II are applicable.


Item 1.  Legal Proceedings

     On April 26, 1994, a purported class action lawsuit was filed in the United States District Court, Middle District of Florida, against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The suit alleges that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games by collectively misrepresenting how the gaming machines should operate, as well as the extent to which there is an opportunity to win. It also alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $6 billion. Management believes that the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial condition or results of operations.

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 5.  Other Information

     MGM Grand Hotel entered into a two year lease effective as of May 1, 1994, with Tracinda for the 18-acre property (the "Leased Property"), at the northwest corner of Tropicana Avenue and the Strip in Las Vegas, Nevada, directly across the street from the MGM Grand Hotel. The lease was approved by the Company's Board of Directors, including a majority of independent directors, at their May 10, 1994 meeting.

     An independent appraisal of the property indicated the fair market lease rental for the property is $287,500 per month. Tracinda has agreed to lease the property to MGM Grand Hotel for $172,500 per month, which management believes is on terms which are better than those available from a third party in an arm's length transaction.

     In addition, Tracinda has agreed to extend, to April 30, 1996, the term of the option to acquire the property previously granted to the Company.

     On August 4, 1994, the Company announced plans to enter into a joint venture with Primadonna Resorts, Inc. to develop, own and operate a hotel/casino on the Leased Property. The Company had previously planned to use the Leased Property to provide additional temporary parking for the MGM Grand Hotel.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    MGM GRAND, INC.
                                                -----------------------
                                                     (Registrant)

Date:  August 4, 1994                            ALEJANDRO YEMENIDJIAN
                                                -----------------------
                                                 Alejandro Yemenidjian
                                                Executive Vice President
                                               and Chief Financial Officer
                                                  (principal financial
                                                 and accounting officer)

Date:  August 4, 1994                                SCOTT LANGSNER
                                                -----------------------
                                                     Scott Langsner
                                                  Secretary/Treasurer