Form 10-Q
period 1994-09-30
MGM GRAND INC
filed 1994-11-14
CIK 789570

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    September 30, 1994
                              -------------------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Transition period from         -          to          -
                              -------------------    ---------------------

Commission File Number:             0-16760
                       --------------------------------------------------------

                                MGM GRAND, INC.
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                   88-0215232
- - ------------------------------------          ---------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

   3799 Las Vegas Boulevard South, Las Vegas, Nevada            89109
- - -------------------------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)

                                (702) 891-3333
- - -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- - -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    [X]  Yes    [_]  No
                                          -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding at November 11, 1994
- - ---------------------------------------   -------------------------------------
     Common Stock, $.01 par value                   48,010,510 shares

                       MGM GRAND, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                       Page No.
                                                                       --------
Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations for the
         three and nine months ended September 30, 1994 and
         September 30, 1993...........................................     1

         Condensed Consolidated Balance Sheets at September 30,
         1994 and December 31, 1993...................................     2

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1994 and September 30, 1993..     3

         Notes to Condensed Consolidated Financial Statements.........    4-7

Item 2.  Management's Discussion and Analysis of Financial Conditions
         and Results of Operations....................................    8-11

PART II. OTHER INFORMATION............................................     12

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                                  (Unaudited)

                                              Three Months Ended               Nine Months Ended
                                                September 30,                    September 30,
                                           -----------------------           -----------------------
                                            1994            1993               1994         1993
                                           ---------      --------           ---------      --------
REVENUES:
     Casino                                $ 124,181      $    -             $ 338,384      $    -
     Rooms                                    39,347           -               106,098           -
     Food and beverage                        23,404           -                68,847           -
     Entertainment, retail & other            34,448           -                95,017           -
     Airline                                   4,096          4,731             13,312         14,388
                                           ---------       --------          ---------      ---------
                                             225,476          4,731            621,658         14,388

     Less: promotional allowances             12,822           -                37,984           -
                                           ---------       --------          ---------      ---------
                                             212,654          4,731            583,674         14,388
                                           ---------       --------          ---------      ---------

EXPENSES:
     Casino                                   44,549           -               140,186           -
     Rooms                                    11,652           -                34,968           -
     Food and beverage                        15,963           -                49,834           -
     Entertainment, retail & other            28,384           -                81,185           -
     Provision for doubtful accounts          17,254           -                34,842           -
     Airline                                   5,510          4,692             13,642         14,627
     General and administrative               30,232            898             91,957          2,584
     Depreciation and amortization            11,638          1,583             34,268          4,771
     Hotel pre-opening expenses                 -             3,562               -             3,562
                                           ---------       --------          ---------      ---------
                                             165,182         10,735            480,882         25,544
                                           ---------       --------          ---------      ---------

OPERATING PROFIT (LOSS) BEFORE                47,472         (6,004)           102,792        (11,156)
     CORPORATE EXPENSE

CORPORATE EXPENSE                             (1,649)        (1,026)            (4,927)        (3,718)
                                           ---------       --------          ---------      ---------
OPERATING INCOME (LOSS)                       45,823         (7,030)            97,865        (14,874)
                                           ---------       --------          ---------      ---------
OTHER INCOME (EXPENSE):
     Interest income                           1,490          2,746              3,627         10,221
     Interest expense, net                   (15,515)          -               (46,366)        (4,375)
     Other, net                                  (13)          (238)               208           (291)
                                           ---------       --------          ---------      ---------
                                             (14,038)         2,508            (42,531)         5,555
                                           ---------       --------          ---------      ---------
INCOME (LOSS) BEFORE
     PROVISION FOR INCOME TAXES               31,785         (4,522)            55,334         (9,319)

     Provision (benefit) for income taxes       -              -                  -              -
                                           ---------       --------          ---------      ---------
NET INCOME (LOSS)                          $  31,785       $ (4,522)         $  55,334      $  (9,319)
                                           =========       ========          =========      =========

PER SHARE OF COMMON STOCK:
     Net income (loss)                     $    0.65       $  (0.09)         $    1.13      $   (0.20)
                                           =========       ========          =========      =========
     Weighted average shares
          outstanding (000's)                 48,749         47,834             49,082         47,164
                                           =========       ========          =========      =========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                       MGM GRAND, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (Unaudited)

                                    ASSETS

                                               September 30,     December 31,
                                                   1994             1993
                                               -------------     ------------
CURRENT ASSETS:
     Cash and cash equivalents                 $     157,367     $    211,305
     Accounts receivable, net                         62,984           30,516
     Prepaid expenses                                 11,952           11,755
     Inventories                                      16,577           12,662
                                               -------------     ------------
          Total current assets                       248,880          266,238
                                               -------------     ------------
PROPERTY AND EQUIPMENT, NET                          842,452          867,284
                                               -------------     ------------
OTHER ASSETS:
     Deposits                                          2,111            1,330
     Licensed rights and trademarks, net               1,128            1,154
     Deferred organizational costs, net                1,593            1,985
     Other assets, net                                38,824           22,132
                                               -------------     ------------
          Total other assets                          43,656           26,601
                                               -------------     ------------
                                               $   1,134,988    $   1,160,123
                                               =============    =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                          $      15,669     $     14,181
     Current obligations, capital leases               2,101            1,830
     Current maturities, long term debt                  737            1,573
     Accrued interest on long term debt               23,694            9,472
     Construction payables                             9,911           96,844
     Other accrued liabilities                        56,560           41,696
                                                ------------     ------------
          Total current liabilities                  108,672          165,596
                                                ------------     ------------

DEFERRED REVENUE                                       8,983           10,784
DEFERRED INCOME TAXES                                  5,942            6,517
LONG TERM OBLIGATION, CAPITAL LEASES                  13,104           14,044
LONG TERM DEBT, NET OF CURRENT MATURITIES            485,915          481,427
COMMITMENTS
STOCKHOLDERS' EQUITY:
     Common stock ($.01 par value,
          75,000,000 shares authorized,
          50,651,016 and 50,579,537 shares issued)       507              506
     Capital in excess of par value                  663,186          662,365
     Common stock in treasury (2,640,506
          and 1,734,706 shares)                      (55,029)         (29,490)
     Retained earnings (deficit)                     (96,292)        (151,626)
                                                ------------     ------------
          Total stockholders' equity                 512,372          481,755
                                                -------------    ------------
                                                $  1,134,988     $  1,160,123
                                                ============     ============

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (in thousands)
                                  (Unaudited)


                                                         Nine Months Ended
                                                           September 30,
                                                       ---------------------
                                                          1994        1993
                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                 $  55,334   $  (9,319)
     Adjustments to reconcile net income
        (loss) to net cash from
        operating activities:
        Depreciation and amortization                     34,268       4,819
        Amortization of debt offering costs                2,202       1,207
        Aircraft overhaul amortization                       508       1,467
        Provision for losses on accounts receivable       34,842        -
        Change in assets and liabilities:
               Accounts receivable                       (64,279)        150
               Prepaid expenses                             (197)        520
               Inventories                                (3,915)     (1,055)
               Accounts payable, accrued liabilities
                    and other                             28,773       1,074
               Deferred income taxes                        (575)       -
                                                       ---------   ---------
          Net cash from operating activities              86,961      (1,137)
                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                 (12,118)   (330,730)
     Dispositions of property and equipment                  417         567
     Change in construction payables                     (86,933)     22,340
     Deposits and other assets                           (20,531)    (12,556)
                                                       ---------   ---------
          Net cash from investing activities            (119,165)   (320,379)
                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                822      71,584
     Repurchase of common stock                          (25,539)       -
     Issuance of long term debt, net                       3,995         368
     Payments on long term debt and capital leases        (1,012)       -
                                                       ---------   ---------
          Net cash from financing activities             (21,734)     71,952
                                                       ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (53,938)   (249,564)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         211,305     579,963
                                                       ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 157,367   $ 330,399
                                                       =========   =========

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                       MGM GRAND, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Basis of Presentation

     MGM Grand, Inc. (the "Company") is a Delaware corporation, incorporated on January 29, 1986. As of September 30, 1994 approximately 74.2% of the outstanding shares of the Company's common stock were owned by Kirk Kerkorian and Tracinda Corporation ("Tracinda"), a Nevada corporation wholly-owned by Kirk Kerkorian.

     Through its wholly-owned subsidiary, MGM Grand Hotel, Inc. ("MGM Grand Hotel"), the Company owns and operates the MGM Grand Hotel, Casino and Theme Park, a hotel/casino and entertainment complex in Las Vegas. The MGM Grand Hotel, Casino and Theme Park commenced operations on December 18, 1993.

     Through its wholly-owned subsidiary, MGM Grand Air, Inc. ("MGM Grand Air"), the Company commenced scheduled airline service on September 8, 1994, between Los Angeles, New York and Las Vegas, and engages in the luxury charter airline business.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 1993 Annual Report included in Form 10-K.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1994 and the results of operations for the three month and nine month periods ended September 30, 1994 and September 30, 1993. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to prior period financial statements to conform with the 1994 presentation.

                       MGM GRAND, INC. AND SUBSIDIARIES

Note 2.  Statements of Cash Flows

     For the nine months ended September 30, 1994 and September 30, 1993, cash payments made for interest were $30,251,000 and $28,420,000, respectively, (capitalized interest for the first nine months of 1993 was $40,201,000).

     Cash payments made for state and federal taxes for the nine months ended September 30, 1994 and September 30, 1993 were $575,000 and $203,000, respectively.

     During June 1994, the Company made a claim against a contractor's bonding company for approximately $3,031,000 for services previously capitalized by MGM Grand Hotel. As a result of this transaction, property and equipment was reduced and a note receivable was recognized.

Note 3.  Stock Offering

     On August 17, 1993, the Company completed a common stock public offering. Total common stock issued at completion of the offering was 1,955,000 shares at a price of $37.75 per share, resulting in net proceeds of approximately $70,600,000. The Company has allocated such funds for general corporate purposes, including additions to property, plant and equipment, and the exploration of other expansion opportunities.

Note 4.  Treasury Stock

     On March 9, 1994, the Company announced that it intended to acquire in open market purchases, from time to time, as many as one million shares of its common stock. Through September 30, 1994, the Company had acquired 905,800 shares. No further purchases of shares have occurred through November 11, 1994.

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

     Long term debt consisted of the following (in thousands):

                                                  September 30,    December 31,
                                                       1994            1993
                                                  -------------    ------------
11-3/4% First Mortgage Notes due May 1, 1999         $220,000         $220,000

12% First Mortgage Notes due May 1, 2002              253,000          253,000

Laundry Facility Loan                                   9,657           10,000

Signage Equipment Loan                                  3,995               -
                                                     --------         --------
                                                      486,652          483,000

Less: Current Maturities                                 (737)          (1,573)
                                                     --------         --------
                                                     $485,915         $481,427
                                                     ========         ========

     Total interest incurred for the first nine months of 1994 and 1993 was $46,366,000 and $44,576,000 of which $40,201,000 was capitalized during the 1993 period. Interest was not capitalized during the 1994 period since the MGM Grand Hotel had completed construction and had commenced operations.

                       MGM GRAND, INC. AND SUBSIDIARIES

Note 6.  Income Taxes

     For the period ended September 30, 1994, the Company reduced its valuation allowance on deferred tax assets by $18,453,000 due to the utilization of its net operating loss carryforward for income tax purposes.

Note 7.  Earnings (Loss) per Share

     Earnings (loss) per share has been computed based on the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during each period (48,749,371 and 47,833,690 shares for the three month periods ended September 30, 1994 and September 30, 1993, respectively, and 49,081,905 and 47,163,701 shares for the nine month periods ended September 30, 1994 and September 30, 1993, respectively).

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Company operates in two industry segments -- the operations of the MGM Grand Hotel and MGM Grand Air. The Company commenced operations of the MGM Grand Hotel on December 18, 1993. Prior thereto, the Company was in the construction phase with regard to the hotel/casino industry segment.

                                           Three Months Ended           Nine Months Ended
                                              September 30,               September 30,
                                           ------------------           -----------------
                                             1994      1993               1994      1993
                                           --------  --------           --------  -------
Operating revenues:
  Hotel/Casino & Theme Park                $208,796  $     -            $570,600  $    -
  Airline                                     4,889     4,731             14,873   14,388
  Eliminations                               (1,031)       -              (1,799)      -
                                           --------  --------           --------  -------
                                           $212,654  $  4,731           $583,674  $14,388
                                           ========  ========           ========  =======

Operating income (loss):
  Hotel/Casino & Theme Park                $ 49,939  $     -            $104,593  $    -
  Airline                                    (2,821)   (2,429)            (2,638)  (7,554)
  Corporate & other                          (1,295)   (1,039)            (4,090)  (3,758)
  Hotel pre-opening expenses                     -     (3,562)                -    (3,562)
                                           --------  --------           --------  -------
                                             45,823    (7,030)            97,865  (14,874)

Interest income                               1,490     2,746              3,627   10,221
Interest expense                            (15,515)       -             (46,366)  (4,375)
Other, net                                      (13)     (238)               208     (291)
Provision (benefit) for income taxes             -         -                  -        -
                                           --------  --------           --------  -------
Net income (loss)                          $ 31,785  $ (4,522)          $ 55,334  $(9,319)
                                           ========  ========           ========  ========

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Quarter versus Quarter

     MGM Grand Hotel net revenues for the three months ended September 30, 1994 were $208,796,000. Casino revenues for the period were $124,181,000 with a table games win percentage of 27%. Room revenue for the period was $39,585,000 with an occupancy rate of 96%. Operating expenses were $158,857,000, resulting in operating income of $49,939,000 for the quarter ended September 30, 1994.

     MGM Grand Air revenues for the third quarter of 1994 were $4,889,000 compared to $4,731,000 for the third quarter of 1993, representing an increase of $158,000 (3%). The third quarter of 1994 included $927,000 of revenue from scheduled service which commenced on September 8, 1994, offset by a decline in charter revenue. Third quarter operating expenses increased due to the additional scheduled service flying combined with startup expenses of the new scheduled service, and offset partially by a reduction in depreciation expense resulting from the 1993 aircraft carrying value adjustment. The operating loss of $2,821,000 in 1994 compares to an operating loss of $2,429,000 in 1993.

     Corporate and other expenses were $1,295,000 in the third quarter of 1994, compared to $1,039,000 in the same period last year.

     Interest income was $1,490,000 for the third quarter of 1994 versus $2,746,000 for the 1993 quarter. Interest income was higher during the 1993 period as a result of short term investment of construction funds.

     Interest expense was $15,515,000 for the third quarter of 1994. All interest was capitalized during the third quarter of 1993 as a result of construction of the MGM Grand Hotel and Theme Park, which was completed December 18, 1993.

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months versus Nine Months

     MGM Grand Hotel net revenues for the nine months ended September 30, 1994 were $570,600,000. Casino revenues for the period were $338,384,000 with a table games win percentage of 24%. Room revenue for the period was $106,336,000 with an occupancy rate of 93%. The occupancy rate was affected by the partial availability of hotel rooms during January 1994. Operating expenses were $466,007,000 resulting in operating income of $104,593,000 for the nine months ended September 30, 1994. The MGM Grand Hotel was not open during the comparable period in 1993.

     MGM Grand Air revenues for the first nine months of 1994 were $14,873,000 compared to $14,388,000 for the first nine months of 1993, representing an increase of $485,000 (3%). The first nine months of 1993 included $1,236,000 of revenue from a Jamaica charter program which was terminated in May 1993. This was offset in 1994 by World Cup related charters, an increase in Las Vegas charters, and the new scheduled service which commenced September 8, 1994. Operating expenses of $17,511,000 in the first nine months of 1994 declined $4,431,000 compared to 1993, due primarily to a reduction in depreciation expense resulting from the 1993 aircraft carrying value adjustment. The operating loss was $2,638,000 for the first nine months of 1994 compared to $7,554,000 in 1993.

     Corporate and other expenses were $4,090,000 in the first nine months of 1994 compared to $3,758,000 in the same period last year.

     Interest income was $3,627,000 for the first nine months of 1994 versus $10,221,000 in 1993. Interest income was higher during the 1993 period as a result of short term investment of construction funds.

     Interest expense was $46,366,000 for the first nine months of 1994, compared to $4,375,000 in 1993 which was net of capitalized interest of $40,201,000.

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources -

     As of September 30, 1994 and December 31, 1993, the Company held cash and cash equivalents of $157,367,000 and $211,305,000, respectively. Cash provided by operating activities for the first nine months of 1994 was $86,961,000 versus cash used by operations of $1,137,000 for the first nine months of 1993.

     Capital expenditures during the first nine months of 1994, other than payments on construction payables of $86,933,000 were approximately $12,118,000 consisting primarily of $5,002,000 for expenditures related to the MGM Grand Hotel, Casino and Theme Park, $6,205,000 for aircraft parts and refurbishment, and $911,000 related to other furniture, fixtures and equipment.

     In addition to final construction expenditures of $9,911,000 accrued at September 30, 1994, remaining capital expenditures for 1994 are expected to be $10,620,000, consisting of $10,025,000 for the MGM Grand Hotel, Casino and Theme Park for general property improvements, and $595,000 for aircraft refurbishment by MGM Grand Air, including airframe and engine overhauls and spare parts.

     Planning and design of the monorail linking the MGM Grand Hotel and Bally's Las Vegas is complete, and construction began during July 1994. The project is a one-mile, high-capacity, transit-grade system with a budget of $25,000,000. The project costs are shared equally with Bally's Las Vegas. As of September
30, 1994, each partner has contributed $7,000,000 to the joint project. The system is scheduled to be operational by June 1995.

     The Company expects to finance operations and capital expenditures through cash flow from operations, cash on hand, and the bank line of credit.

                       MGM GRAND, INC. AND SUBSIDIARIES

None of the items 1 through 4, and 6 of Part II are applicable.

Item 5.  Other Information

     MGM Grand Hotel entered into a two year lease effective as of May 1, 1994, with Tracinda for the 18-acre property (the "Leased Property"), at the northwest corner of Tropicana Avenue and the Strip in Las Vegas, Nevada, directly across the street from the MGM Grand Hotel. The Company had planned to use the Leased Property to provide additional temporary parking for the MGM Grand Hotel. The lease was approved by the Company's Board of Directors, including a majority of independent directors, at their May 10, 1994 meeting.

     An independent appraisal of the Leased Property indicated the fair market lease rental was $287,500 per month. Tracinda leased the property to MGM Grand Hotel for $172,500 per month, which management believes was on terms which were better than those available from a third party in an arm's length transaction.

     On August 4, 1994, the Company announced plans to enter into a joint venture with Primadonna Resorts, Inc. to develop, own and operate a hotel/casino on the Leased Property. As a result of the change in plans, the lease was terminated on September 1, 1994. In addition, Tracinda agreed to extend, to September 1, 1995, the term of the option to acquire the Leased Property previously granted to the Company. The Company intends to exercise the option to acquire the Leased Property during the fourth quarter of 1994.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       MGM GRAND, INC.
                                         ______________________________________
                                                        (Registrant)

Date:  November 11, 1994                           ALEJANDRO YEMENIDJIAN
                                         ______________________________________
                                                   Alejandro Yemenidjian
                                                  Executive Vice President
                                                and Chief Financial Officer
                                                     (principal financial
                                                   and accounting officer)

Date:  November 11, 1994                              SCOTT LANGSNER
                                         ______________________________________
                                                      Scott Langsner
                                                    Secretary/Treasurer