Form 10-K
period 1994-12-31
MGM GRAND INC
filed 1995-03-21
CIK 789570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934 [FEE REQUIRED]
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from                          to
                                 -------------------------   -------------------

                         COMMISSION FILE NUMBER 0-16760

                                MGM GRAND, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               88-0215232
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

     3799 LAS VEGAS BOULEVARD SOUTH
           LAS VEGAS, NEVADA                             89109
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                (ZIP CODE)

                                 (702) 891-3333
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                        ON WHICH REGISTERED
   -------------------                       ---------------------
Common Stock, $.01 Par Value                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----   ----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of Registrant's Common Stock held by non-affiliates (based on the closing price on the New York Stock Exchange-- Composite Transactions on March 15, 1995) was approximately $298.8 billion. As of March 15, 1995, 47,941,010 shares of Registrant's Common Stock, $.01 par value, were outstanding.

  Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1994 are incorporated by reference into Part II of this Form 10-K. Portions of the Registrant's Proxy Statement dated March 30, 1995 are incorporated by reference into Part III of this Form 10-K.

                                     PART 1

ITEM 1. BUSINESS

GENERAL

  MGM Grand, Inc. (the "Company") was organized as a Delaware corporation on January 29, 1986.

  Through its wholly-owned subsidiary, MGM Grand Hotel, Inc. ("MGM Grand Hotel"), the Company commenced operations on December 18, 1993 of the MGM Grand Hotel and Casino, a large-scale integrated hotel/casino entertainment complex. The resort is located on approximately 112 acres on Las Vegas Boulevard South (the "Strip") in Las Vegas, Nevada, across the street from Excalibur and the Tropicana Hotel/Casino. MGM Grand Hotel Finance Corp. ("MGM Finance"), a wholly-owned subsidiary of the Company, was formed to issue First Mortgage Notes to the public, to incur bank debt (the "Bank Loan"), and to lend the aggregate proceeds thereof to MGM Grand Hotel to finance the construction and opening of the MGM Grand Hotel and Casino.

  In December 1993, the Company entered into an agreement with Bally's for the joint development and operation of an elevated monorail linking the MGM Grand Hotel and Casino with the corner of Flamingo Road and the Las Vegas Strip. The project is a one-mile, high-capacity, transit-grade system with an estimated cost of $25 million. The project costs are shared equally with Bally's. The system is scheduled to be operational by June 1995.

  On December 28, 1994, the Company and Primadonna Resorts, Inc. ("Primadonna") executed the definitive agreement for their joint development of a $350 million themed hotel casino called NEW YORK-NEW YORK. The project, which will be owned equally by the Company and Primadonna, will be located on the northwest corner of Tropicana Avenue and Las Vegas Boulevard, across from the MGM Grand Hotel. The preliminary plans for NEW YORK-NEW YORK call for the destination resort to include a 2,200-room hotel and casino, themed entertainment attractions and restaurant/retail outlets. The Company and Primadonna will jointly own, develop and operate NEW YORK-NEW YORK, which is expected to break ground during the first quarter of 1995. The 18-acre site, located on the busiest intersection in Nevada, was contributed to the venture by the Company during January 1995, and in February 1, 1995, the venture acquired an adjacent two acre parcel.

  The Company operated MGM Grand Air, a scheduled and charter airline service, through its wholly-owned subsidiary, MGM Grand Air, Inc., from September 1987 until December 31, 1994, when MGM Grand Air was sold.

  For certain information about the Company's industry segments, see Note 18 to the Company's Consolidated Financial Statements.

  The Company's principal executive offices are located at 3799 Las Vegas Boulevard South, Las Vegas, Nevada 89109. The Company's telephone number is
(702) 891-3333.

HOTELS AND GAMING

 MGM Grand Hotel and Casino

  MGM Grand Hotel opened the MGM Grand Hotel and Casino on December 18, 1993. The new resort is located on approximately 112 acres on the Strip in Las Vegas Nevada, across the street from Excalibur and the Tropicana Hotel/Casino.

  MGM Grand Hotel and Casino is a multi-themed destination resort which management believes is a "must see" attraction for visitors to Las Vegas. The resort has over 350 feet of frontage on the Strip and 1,450 feet on Tropicana Avenue. The complex is easily accessible from McCarran International Airport and from Interstate 15 via Tropicana Avenue.

  MGM Grand Hotel creates an exciting and unique gaming and entertainment experience which is intended to appeal to all segments of the Las Vegas market. The entrance to the hotel and casino on the Strip is highlighted by a seven story lion through which visitors proceed to a 70 foot high reproduction of the Emerald City, inspired by "The Wizard of Oz".

  The casino is approximately 171,500 square feet in size, and is one of the largest casinos in the world. The casino has 3,500 slot machines and 155 table games, a state of the art baccarat pit, a poker room, a race and sports book, and a keno lounge. The casino features four separate themed areas which enhance the entertainment experience of the casino patron: Emerald City, Hollywood, Monte Carlo, and Sports.

  The hotel, which management believes is the largest in the world, has 5,005 rooms, including approximately 4,254 typical guest rooms decorated in five different themes: Deep South, Hollywood, Monte Carlo, Emerald, and Casablanca. The hotel also has 751 luxury suites, more than any other Las Vegas hotel. These suites range in size from 675 to 6,040 square feet. The hotel provides guests with a state of the art health spa, a swimming pool, and four lighted tennis courts.

  MGM Grand Hotel has Las Vegas' only full scale theme park. Situated on 33 acres, the park has 12 rides and attractions, extensive food and beverage outlets, ten retail shops, and a large craft area where visitors can view handcrafts being made.

  Other entertainment facilities include: a 31,000 square foot Midway containing 30 carnival games of skill; an extensive video arcade including virtual reality simulators; a 600 seat showroom providing celebrity entertainment; a 1,700 seat showroom specifically designed for the EFX production show, the Company's original grand spectacle special effects stage production; eight restaurants and a food court; and a 15,200 seat special events center, providing a venue for great entertainers such as Barbra Streisand and Luther Vandross, as well as sporting events.

  MGM Grand Hotel uses the unique characteristics of the property to target the following segments of the Las Vegas market: (i) free and independent travelers; (ii) tour and travel; (iii) special events/conventions; (iv) high end gaming; and (v) local.

 Las Vegas Market

  The MGM Grand Hotel and Casino operates in the Las Vegas market, and is located on the Strip. Las Vegas is the largest city in Nevada, with a metropolitan area population in excess of approximately 1,000,000, and one of the largest resort destinations in the world.

  Gaming has continued to be a strong and growing business in Las Vegas. Since 1984, Las Vegas Strip gaming revenues have increased at a compound annual growth rate of 9.8% from $1.4 billion in 1984 to $3.5 billion in 1994.

  The hotel industry in Las Vegas is highly competitive. In 1993 two other major themed resort hotels opened on the Strip; the Luxor with 2,500 rooms and 100,000 square feet of gaming space, and Treasure Island with 3,000 rooms and 90,000 square feet of gaming space. Several additional competing projects are in various stages of development. While all of the large themed resorts pose direct competition with the MGM Grand Hotel and Casino, Las Vegas Convention and Visitors Authority ("LVCVA") statistics show that tourism growth more than offset the increased capacity, as visitor volume for 1994 increased 19% over 1993 levels. Total visitors for 1994 topped 28 million.

  MGM Grand Hotel competes with gaming and resort facilities in their respective markets as well as gaming and resort facilities elsewhere in the world. To some extent, state lotteries and state-authorized card rooms, such as those operating in California, compete with the Company.

  Gambling, with various limitations and conditions, is now legal in numerous locations throughout the United States. The proliferation of such gaming facilities on riverboats and elsewhere is increasing. Also, as a result of certain legislative and court decisions, casino-type operations are being established at various Native American reservations throughout the country. The development of fully operating casinos in California would likely have a negative effect on MGM Grand Hotel's operations in Nevada.

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

  The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, MGM Grand Hotel or MGM Dist. in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of MGM Grand Hotel and MGM Dist. must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in the gaming activities of MGM Grand Hotel or MGM Dist. may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability or the gaming license by whom the applicant is employed or for whom the applicant serves must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

  If it was determined that the Nevada Act was violated by MGM Grand Hotel or MGM Dist., the gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, MGM Grand Hotel, MGM Dist., the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming property and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming property) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

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

  The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails a written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10% but not more than 15% of the Company's voting securities, may apply to the Nevada Commission for a Waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

  Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, MGM Grand Hotel or MGM Dist., the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

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

  On July 28, 1994, the Nevada Commission granted the Company prior approval to make public offerings for a period of one year, subject to certain conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

  The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and(iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

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

  Pursuant to a 1985 agreement between the State of Nevada and the United States Department of the Treasury (the "Treasury"), the Nevada Commission and the Nevada Board have authority to enforce their own cash transaction reporting laws applicable to casinos which substantially parallel the federal Bank Secrecy Act. Under the Money Laundering Suppression Act of 1994, which was passed by Congress, the Secretary of the Treasury retained the ability to permit states, including Nevada, to continue to enforce their own cash transaction reporting laws applicable to casinos. The Nevada Act requires most gaming licensees to file reports related to cash purchases of chips, cash wagers, cash deposits or cash payment of gaming debts, if any such transactions aggregate more than $10,000 in a 24-hour period. Casinos are required to monitor receipts and disbursements of currency in excess of $10,000 and report them to the Treasury. Although it is not possible to quantify the full impact of these requirements on the Company's business, the changes are believed to have had some adverse effect on results of operations since 1985.

  On November 28, 1994, the Treasury enacted amendments (effective December 1,
1994) to the federal regulations under the Bank Secrecy Act. The amendments require casinos subject to the Bank Secrecy Act to implement written programs no later than June 1, 1995 to assure and monitor compliance with the Bank Secrecy Act. Such programs must include "know your customer" and suspicious transacting reporting components. It is anticipated that the Nevada Commission will enact amendments to the Nevada Act which will parallel the amendments to the Bank Secrecy Act. As a result, the Company will, in the future, be required to implement such a program.

 Competition

  The hotel industry is highly competitive. Hotels located on or near the strip (" Strip Hotels") compete primarily with other Strip Hotels and with a few major hotels in downtown Las Vegas. Strip Hotels offering similar prices compete with each other primarily on the basis of quality of rooms, restaurants and facilities, entertainment offered, complimentary goods and services given, credit limits and quality of personal attention offered to guests and casino customers. The Company's hotel/casino operations also compete with a large number of hotels and motels, and gaming facilities not related to hotels or motels, located in and near Las Vegas. The Theme Park competes with all other forms of entertainment, lodging and recreational activities, including other theme parks, especially those located in southern California. Some of the Company's competitors are larger than the Company and may have greater resources.

  According to the LVCVA, as of December 31, 1994, there were approximately 86,000 hotel and motel rooms in the Las Vegas area. In addition, the LVCVA reports proposals to construct approximately 37,000 more hotel and motel rooms, including proposals for three themed hotel/casino properties on the Strip between Tropicana and Flamingo Avenues, one of which is the Company's NEW YORK-NEW YORK project. The Company cannot make any prediction as to how many additional rooms will be constructed in Las Vegas. The Company's future operating results could be adversely affected by excess Las Vegas room and gaming capacity.

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

MGM GRAND AIR

  On December 31, 1994, in an effort to focus all the Company's efforts on the conduct and expansion of its core entertainment, hotel and gaming business, the Company completed the sale of MGM Grand Air, which it had operated since 1987 as a scheduled and charter airline service.

 Summary Operating Data for Passenger Service

  The following table (unaudited) sets forth selected operating data relating to MGM Grand Air's passenger service for the periods indicated.

                                   1993 QUARTERS                       1994 QUARTERS
                          -----------------------------------  -------------------------------
                           FIRST   SECOND    THIRD    FOURTH   FIRST   SECOND  THIRD   FOURTH
                          -------  -------  -------  --------  ------  ------ -------  -------
Operating Revenues (000)  $ 4,938  $ 4,719  $ 4,732  $  6,644  $4,144  $5,841 $ 4,889  $ 6,944
Depreciation and amorti-
 zation (000) (1)         $ 1,596  $ 1,567  $ 1,568  $  1,641  $   43  $  106 $   210  $   233
Operating income (loss)
 (000) (2)                $(2,326) $(2,799) $(2,429) $(70,890) $ (280) $  464 $(2,822) $(2,091)
Aircraft block hours
 flown                      1,066      964      813     1,004     703     935   1,190    2,315
Yield per block hour
 flown (3)                $ 4,632  $ 4,895  $ 5,820  $  6,618  $5,895  $6,247 $ 4,108  $ 3,000

- --------
(1) Excludes 1993 fourth quarter depreciation/amortization adjustment--see also
    (2).
(2) Includes 1993 fourth quarter depreciation/amortization expense adjustment of $68,948,000.
(3) The average revenues per block hour flown.

EMPLOYEES

  As of December 31, 1994, the Company employed approximately 7,120 full time equivalent employees at MGM Grand Hotel and its corporate offices.

  None of the Company's employees are covered by collective bargaining agreements.

ITEM 2. PROPERTIES

  The Company's principal executive offices are located at 3799 Las Vegas Boulevard South, Las Vegas, Nevada 89109, where it rents approximately 7,028 square feet from MGM Grand Hotel.

  MGM Grand Hotel's principal executive offices are also located at 3799 Las Vegas Boulevard South, Las Vegas, Nevada, 89109. Certain other office and warehouse space is leased by MGM Grand Hotel consisting of approximately 132,000 square feet located in Las Vegas, Nevada, for an annual rent of approximately $374,000.

  Through the date of sale of MGM Grand Air on December 31, 1994, MGM Grand Air maintained its headquarters at 1500 Rosecrans Avenue, Suite 350, Manhattan Beach, California 90266. The purchaser of MGM Grand Air assumed all lease liabilities, including a lease for approximately 12,300 square feet, 3,100 of which is sublet to an unrelated party. MGM Grand Air's annual aggregate rent payments for its office, terminal and other facilities were approximately $405,000.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF THE REGISTRANT

  FRED BENNINGER (age 78) has served as a Director of the Company since February 1986, and as Chairman of the Board since August 1987. He also served as President of the Company from August 1987 to March 1990. He served as Chairman of the Executive Committee on the Board of Directors of MGM/UA Communications Co. from July 1988 to January 1990. He was President of Tracinda from March 1982 to July 1987 and Chairman of the Executive Committee of MGM Grand Hotels, Inc. from 1971 to April 1986.

  ROBERT R. MAXEY (age 57) has served as President, Chief Executive Officer and Director of the Company since January 1991. Prior thereto, he was President and Chief Executive Officer of MarCor Resort Properties, Inc. a hotel/casino operator.

  ALEX YEMENIDJIAN (age 39) has served as Chief Financial Officer of the Company since May 1994, and Executive Vice President of the Company since June 1992, as Chairman of the Executive Committee from January 1991 to June 1992, and as President and Chief Operating Officer of the Company from March 1990 to January 1991. Since January 1990, he has also served as an executive of Tracinda. Chairman of the Executive Committee and Director of MGM/UA Communications Co. from January to November 1990. For more than five years prior thereto, he served as managing partner of Parks, Palmer, Turner and Yemenidjian, a public accounting firm.

  K. EUGENE SHUTLER (age 56) has served as Executive Vice President and General Counsel and Director of the Company since February 1991. For more than 5 years prior thereto, he was a member of the law firm of Troy and Gould Professional Corporation.

  SCOTT LANGSNER (age 41) has served as Secretary/Treasurer of the Company since July 1987.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is listed on the New York Stock Exchange. For price information with respect to such Common Stock, see page 42 of the Company's 1994 Annual Report to Stockholders, which information is incorporated herein by this reference.

  As of March 15, 1995, there were approximately 2,827 record holders of the Company's Common Stock.

  The Company has not paid any dividends to date on the Common Stock. The declaration of dividends (which is within the discretion of the Company's Board of Directors) will depend on the earnings, financial position and capital requirements of the Company and other relevant factors existing at the time.

ITEM 6. SELECTED FINANCIAL DATA

  The information set forth on page 1 of the Company's 1994 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information set forth on pages 26 to 27 of the Company's 1994 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information set forth on pages 28 to 42 of the Company's 1994 Annual Report to Stockholders is incorporated herein by this reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The financial statements and schedules listed in the accompanying Index to Financial Statements at page 14 herein are filed as part of this Form 10-K.

  (b) Exhibits

    The exhibits listed in the accompanying Exhibit Index on pages 17-18 are filed as part of this Form 10-K.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MGM GRAND, INC.


                                          By:         Robert R. Maxey
                                             --------------------------------
                                                      Robert R. Maxey
                                               President and Chief Executive
                                                          Officer
                                               (Principal Executive Officer)



                                          By:        Alex Yemenidjian
                                             --------------------------------
                                                     Alex Yemenidjian
                                            Executive Vice President and Chief
                                                     Financial Officer

Dated: March 20, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
           Fred Benninger             Chairman of the Board           March 20, 1995
- -----------------------------------
           Fred Benninger

          Robert R. Maxey             President and Chief             March 20, 1995
- -----------------------------------    Executive Officer and
          Robert R. Maxey              Director

          James D. Aljian             Director                        March 20, 1995
- -----------------------------------
          James D. Aljian

        Terry N. Christensen          Director                        March 20, 1995
- -----------------------------------
        Terry N. Christensen
                                      Director                        March   , 1995
- -----------------------------------
          Glenn C. Cramer
                                      Director                        March   , 1995
- -----------------------------------
          Willie D. Davis
                                      Director                        March   , 1995
- -----------------------------------
       Alexander M. Haig, Jr.
                                      Director                        March   , 1995
- -----------------------------------
           Lee A. Iacocca


             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
                                      Director                        March   , 1995
- -----------------------------------
           Kirk Kerkorian

          Walter M. Sharp             Director                        March 20, 1995
- -----------------------------------
          Walter M. Sharp

         K. Eugene Shutler            Executive Vice President and    March 20, 1995
- -----------------------------------    Director
         K. Eugene Shutler

                                      Director                        March   , 1995
- -----------------------------------
          E. Parry Thomas

          Alex Yemenidjian            Executive Vice President,       March 20, 1995
- -----------------------------------    Chief Financial Officer,
          Alex Yemenidjian             and Director

                         INDEX TO FINANCIAL STATEMENTS
                                  (ITEM 14(A))

                                                                      ANNUAL
                                                                    REPORT TO   FORM
                                                                   STOCKHOLDERS 10-K
                                                                       PAGE     PAGE
                                                                   ------------ ----
   Report of Independent Public Accountants......................       41
   Consolidated Statements of Operations--For the years ended
    December 31, 1994, 1993 and 1992.............................       28
   Consolidated Balance Sheets as of December 31, 1994 and 1993..       29
   Consolidated Statements of Cash Flows--For the years ended
    December 31, 1994, 1993 and 1992.............................       30
   Consolidated Statements of Stockholders' Equity--For the years
    ended December 31, 1994, 1993 and 1992.......................       31
   Notes to Consolidated Financial Statements....................       32
   Selected Quarterly Financial Results (unaudited)..............       42
   Report of Independent Public Accountants on Supplemental
    Schedule.....................................................                15
   Schedule II--Valuation and Qualifying Accounts................                16

  All other schedules have been omitted either as inapplicable or not required under the instructions contained in Regulation S-X or because the information is included in the financial statements or the notes thereto.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To MGM Grand, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in MGM Grand, Inc.'s Annual Report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule II as shown on page 16 is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          Arthur Andersen LLP

Las Vegas, Nevada
February 17, 1995

                        MGM GRAND, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                 (IN THOUSANDS)

                                                    ADDITIONS
                                                     CHARGED
                                         BALANCE AT TO COSTS  AMOUNTS  BALANCE
                                         BEGINNING     AND    WRITTEN AT END OF
              DESCRIPTION                OF PERIOD  EXPENSES    OFF    PERIOD
              -----------                ---------- --------- ------- ---------
FOR THE YEAR ENDED DECEMBER 31, 1994:
  Allowances for doubtful accounts......  $ 4,733    $17,166  $4,275   $17,624
                                          =======    =======  ======   =======
FOR THE YEAR ENDED DECEMBER 31, 1993:
  Allowances for doubtful accounts......  $ 1,531    $ 3,855  $  653   $ 4,733
                                          =======    =======  ======   =======
FOR THE YEAR ENDED DECEMBER 31, 1992:
  Allowances for doubtful accounts......  $10,682    $   238  $9,389   $ 1,531
                                          =======    =======  ======   =======

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------                               -----------
  3(1)     Certificate of Incorporation of Company, as amended (incorporated by reference to Exhibit 3(1) to Registration Statement No. 33-3305).
  3(2)     Bylaws of Company, as amended (incorporated by reference to Exhibit
           3(2) to Registration Statement No. 33-30337).
  4        Indenture, dated as of May 1, 1992, among MGM Grand Hotel Finance
           Corp. ("MGM Finance"), as issuer, the Company, as guarantor, MGM
           Grand Hotel, Inc. ("MGM Grand Hotel"), as obligor with respect to certain covenants, and U.S. Trust Company of California, N.A., a national banking corporation validly organized and existing under the laws of the United States, as Trustee (the "Trustee"), relating to First Mortgage Notes, including forms of First Mortgage Notes
           (incorporated by reference to Exhibit (A)(IV) of the Company's
           Quarterly Report on Form 10-Q for the quarterly period ended March
           31, 1992).
 10(1)*    MGM Grand, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit A to Proxy Statement dated March 30, 1990).
 10(2)*    MGM Grand, Inc. Incentive Stock Option Plan (incorporated by refer-
           ence to Exhibit B to Proxy Statement dated March 30, 1990).
 10(3)     Credit Agreement among MGM Finance, MGM Grand Hotel and Bank of
           America N.T. & S.A. ("Bank Agent") and the banks named therein (the
           "Banks") (incorporated by reference to Exhibit 10(8) of the
           Company's 1992 10-K), together with amendments.
 10(4)     Guaranty executed by the Company in favor of Bank Agent and the
           Banks (incorporated by reference to Exhibit 10(9) of the Company's
           1992 10-K).
 10(5)     Intercreditor Agreement by and among the Trustee, Bank Agent and
           Continental Bank, N.A., a national banking association ("Secured
           Lenders' Agent"), together with the consent thereto of MGM Finance
           (incorporated by reference to Exhibit 10(10) of the Company's 1992
           10-K).
 10(6)     Collateral Assignment by MGM Finance in favor of Secured Lender's
           Agent, together with the consent thereto of the Company, MGM Grand
           Hotel, and MGM Grand Movieworld, Inc., a Nevada corporation
           ("Movieworld") (incorporated by reference to Exhibit 10(11) of the
           Company's 1992 10-K).
 10(7)     Stock Pledge Agreement by and between the Company and Secured Lend-
           ers' Agent (incorporated by reference to Exhibit 10(12) of the
           Company's 1992 10-K).
 10(8)     Loan Agreement between MGM Grand Hotel and MGM Finance (incorporated by reference to Exhibit 10(13) of the Company's 1992 10-K).
 10(9)     Secured Promissory Note by MGM Grand Hotel in favor of MGM Finance
           (incorporated by reference to Exhibit 10(14) of the Company's 1992
           10-K).
 10(10)    Deed of Trust, Assignment of Rents and Security Agreement (the "Deed
           of Trust") by MGM Grand Hotel to Nevada Title Company, a Nevada cor-
           poration, as trustee, for the benefit of MGM Finance, as beneficiary
           (incorporated by reference to Exhibit 10(15) of the Company's 1992
           10-K).
 10(11)    Loan Guaranty by the Company in favor of MGM Finance (incorporated by reference to Exhibit 10(16) of the Company's 1992 10-K).
 10(12)*   Letter Agreements, dated December 21, 1990 and February 9, 1993, between the Company and Robert Maxey (incorporated by reference to
           Exhibit 10(17) of the Company's 1992 10-K).
 10(13)*   Letter Agreements, dated December 13, 1990 and February 26, 1993, between the Company and K. Eugene Shutler (incorporated by reference to Exhibit 10(18) of the Company's 1992 10-K).

EXHIBIT
NUMBER                                       DESCRIPTION
- ------                                       -----------
10(14)*   Letter Agreements, dated January 3, 1991 and February 9, 1993, between the Company and Alex Yemenidjian (incorporated by reference to Exhibit 10(19) of the Company's
          1992 10-K).
10(15)*   Letter Agreement, dated February 9, 1993, between the Company and Fred Benninger
          (incorporated by reference to Exhibit 10(20) of the Company's 1992 10-K).
10(16)    Operating Agreement of NEW YORK-NEW YORK HOTEL, LLC. by and between MGM Grand,
          Inc. and PRMA Las Vegas, Inc. dated as of December 26, 1994.
10(17)    Contribution Agreement with Joint Escrow Instructions by and among PRMA Las Vegas,
          Inc. and the Company and NEW YORK-NEW YORK HOTEL, LLC dated as of December 26,
          1994.
13**      The Company's 1994 Annual Report to Stockholders.
21        List of Subsidiaries.
27        Financial Data Schedule

- --------
 * Management contract.
** Except for those portions which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Report.