Form 10-Q
period 1995-03-31
MGM GRAND INC
filed 1995-05-12
CIK 789570

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      ----------------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED               MARCH 31, 1995
                               ------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Transition period from            -           to            -
                               ----------------------     ---------------------

Commission File Number:                    0-16760
                        -------------------------------------------------------

                                MGM GRAND, INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                        88-0215232
- --------------------------------                 ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

     3799 Las Vegas Boulevard South, Las Vegas, Nevada            89109
- -------------------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)

                                 (702) 891-3333
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at May 5, 1995
- --------------------------------        --------------------------------------
  Common Stock, $.01 par value                      47,990,845 shares

                        MGM GRAND, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                      Page No.
                                                                      --------

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


         Condensed Consolidated Statements of
         Operations for the three months ended
         March 31, 1995 and March 31, 1994 ..........................     1

         Condensed Consolidated Balance Sheets
         at March 31, 1995 and December 31, 1994.....................     2

         Condensed Consolidated Statements of
         Cash Flows for the three months ended
         March 31, 1995 and March 31, 1994 ..........................     3

         Notes to Condensed Consolidated Financial Statements........    4-8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............    9-11


PART II. OTHER INFORMATION ..........................................    12

                        MGM GRAND, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                     Three Months Ended
                                                                  -------------------------
                                                                          March 31,
                                                                  -------------------------
                                                                    1995              1994
                                                                  --------          --------
REVENUES:
  Casino                                                          $ 91,326          $106,154
  Rooms                                                             38,891            30,530
  Food and beverage                                                 22,795            22,337
  Entertainment, retail and other                                   22,649            28,335
                                                                  --------          --------
                                                                   175,661           187,356
  Less: promotional allowances                                      13,776            12,398
                                                                  --------          --------
                                                                   161,885           174,958
                                                                  --------          --------

EXPENSES:
  Casino                                                            49,732            47,203
  Rooms                                                             10,825            11,708
  Food and beverage                                                 14,712            16,262
  Entertainment, retail and other                                   19,009            29,734
  Provision for doubtful accounts and discounts                      8,176            10,480
  General and administrative                                        24,528            29,183
  Depreciation and amortization                                     12,595            10,853
                                                                  --------          --------
                                                                   139,577           155,423
                                                                  --------          --------
OPERATING PROFIT BEFORE CORPORATE EXPENSE                           22,308            19,535

CORPORATE EXPENSE                                                   (2,002)           (1,334)
                                                                  --------          --------
OPERATING INCOME                                                    20,306            18,201
                                                                  --------          --------

OTHER INCOME (EXPENSE):
  Interest income                                                      548             1,127
  Interest expense, net                                            (15,329)          (15,435)
  Other, net                                                            -                (17)
                                                                  --------          --------
                                                                   (14,781)          (14,325)
                                                                  --------          --------

INCOME BEFORE DISCONTINUED OPERATIONS                                5,525             3,876

DISCONTINUED OPERATIONS:
  Loss from discontinued operations                                     -               (522)
                                                                  --------          --------
INCOME BEFORE PROVISION FOR INCOME TAXES                             5,525             3,354
   Provision for income taxes                                           -                 -
                                                                  --------          --------
NET INCOME                                                        $  5,525          $  3,354
                                                                  ========          ========
EARNINGS PER SHARE OF COMMON STOCK:
  Income before discontinued operations                           $    .11          $    .08
  Loss from discontinued operations                                     -               (.01)
                                                                  --------          --------
     Net income                                                   $    .11          $    .07
                                                                  ========          ========
  Weighted average shares outstanding (000's)                       48,555            49,714
                                                                  ========          ========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                       MGM GRAND, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                     ASSETS
                                                               March 31,          December 31,
                                                                  1995                1994
                                                             --------------       --------------

CURRENT ASSETS:
  Cash and cash equivalents                                   $   29,355           $   75,859
  Accounts receivable, net                                        76,567               82,674
  Prepaid expenses                                                16,757               13,431
  Inventories                                                     16,585               17,236
  Note receivable                                                  5,040               14,325
                                                              ----------           ----------
     Total current assets                                        144,304              203,525
                                                              ----------           ----------
PROPERTY AND EQUIPMENT, NET                                      891,485              892,227
                                                              ----------           ----------
OTHER ASSETS:
  Deposits                                                         3,043                2,434
  Licensed rights and trademarks, net                              1,111                1,120
  Deferred organizational costs, net                               1,279                1,375
  Other assets, net                                               98,558               40,072
                                                              ----------           ----------
     Total other assets                                          103,991               45,001
                                                              ----------           ----------
                                                              $1,139,780           $1,140,753
                                                              ==========           ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $   17,094           $   25,202
  Current obligation, capital leases                               2,162                2,145
  Note payable                                                     8,000                   -
  Accrued interest on long term debt                              23,481                9,429
  Other accrued liabilities                                       52,872               74,597
                                                              ----------           ----------
     Total current liabilities                                   103,609              111,373
                                                              ----------           ----------

DEFERRED REVENUES                                                  9,542                8,505
DEFERRED INCOME TAXES                                              5,942                5,942
LONG TERM OBLIGATION, CAPITAL LEASES                              12,023               12,554
LONG TERM DEBT                                                   473,000              473,000
COMMITMENTS
STOCKHOLDERS' EQUITY:
  Common stock ($.01 par value,
    75,000,000 shares authorized,
    50,717,351 and 50,651,016 shares
    issued)                                                          507                  507
  Capital in excess of par value                                 663,946              663,186
  Common stock in treasury (2,726,506 shares)                    (57,264)             (57,264)
  Retained earnings (deficit)                                    (71,525)             (77,050)
                                                              ----------           ----------
    Total stockholders' equity                                   535,664              529,379
                                                              ----------           ----------
                                                              $1,139,780           $1,140,753
                                                              ==========           ==========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                        MGM GRAND, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                               Three Months Ended
                                                                    March 31,
                                                            ----------------------
                                                              1995          1994
                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $  5,525      $  3,354
  Adjustments to reconcile net income to
    net cash from operating activities:
    Depreciation and amortization                             12,595        10,853
    Amortization of debt offering costs                          401           753
    Provision for doubtful accounts and discounts              8,176        10,480
    Change in assets and liabilities:
      Accounts receivable                                     (2,069)      (28,555)
      Prepaid expenses                                        (3,326)        1,329
      Inventories                                                651        (2,613)
      Accounts payable, accrued liabilities and other        (14,266)       14,142
                                                            --------      --------
          Net cash from operating activities                   7,687         9,743
                                                            --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                        (12,426)      (63,728)
  Dispositions of property and equipment                         135           -
  Payments received on note receivable                         9,285           -
  Deposits and other assets                                  (59,945)       (2,332)
                                                            --------      --------
          Net cash from investing activities                 (62,951)      (66,060)
                                                            --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under bank line of credit                         8,000           -
  Issuance of common stock                                       760           344
  Repurchase of common stock                                     -         (14,458)
  Payments on long term debt and capital leases                  -             252
                                                            --------      --------
          Net cash from financing activities                   8,760       (13,862)
                                                            --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (46,504)      (70,179)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              75,859       211,305
                                                            --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 29,355      $141,126
                                                            ========      ========

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                        MGM GRAND, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

     MGM Grand, Inc. (the "Company") is a Delaware corporation, incorporated on January 29, 1986. As of March 31, 1995 approximately 74.2% of the outstanding shares of the Company's common stock were owned by Kirk Kerkorian and Tracinda Corporation ("Tracinda"), a Nevada corporation wholly-owned by Kirk Kerkorian.

     Through its wholly-owned subsidiary, MGM Grand Hotel, Inc. ("MGM Grand Hotel"), the Company owns and operates the MGM Grand Hotel/Casino, a hotel/casino and entertainment complex in Las Vegas, Nevada. The MGM Grand Hotel commenced operations on December 18, 1993.

     The Company and Bally's are nearing completion of their joint development of an elevated monorail linking the MGM Grand Hotel with the corner of Flamingo Road and the Las Vegas Strip. The project is a one-mile, high-capacity, transit-grade monorail system with a budget cost of $25 million. The project costs are shared equally with Bally's. The system is scheduled to be operational by June 1995.

     On December 28, 1994, the Company and Primadonna Resorts, Inc. executed the definitive agreement for the development of a $350 million themed hotel/casino called NEW YORK-NEW YORK. The project is located on the northwest corner of Tropicana Avenue and Las Vegas Boulevard, across from the MGM Grand Hotel. Groundbreaking occurred on March 30, 1995. The plans for NEW YORK-NEW YORK call for the destination resort to include a 2,100-room hotel and casino, themed entertainment attractions and restaurant/retail outlets. The Company and Primadonna Resorts will jointly own, develop and operate NEW YORK-NEW YORK.

     The Company operated MGM Grand Air, a scheduled and charter airline service, through its wholly-owned subsidiary, MGM Grand Air, Inc., from September 1987 until December 31, 1994, when MGM Grand Air was sold.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 1994 Annual Report included in Form 10-K.

                       MGM GRAND, INC. AND SUBSIDIARIES

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION (CONT'D).

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1995 and the results of operations for the three month periods ended March 31, 1995 and March 31, 1994. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to prior period financial statements to conform with the 1995 presentation.

NOTE 2.    STATEMENTS OF CASH FLOWS

     For the three months ended March 31, 1995 and March 31, 1994, cash payments made for interest were $529,000 and $416,000 respectively.

     Cash payments made for state and federal taxes for the three months ended March 31, 1995 and March 31, 1994 were $500,000 and $30,000 respectively.

NOTE 3.    SALE OF MGM GRAND AIR

     On December 31, 1994, MGM Grand, Inc. completed the sale of MGM Grand Air for a note receivable totalling approximately $14,325,000, realizing a pretax gain of $8,048,000.

     The operating results of MGM Grand Air have been accounted for as discontinued operations, and financial statements for prior periods have been restated.

NOTE 4.    TREASURY STOCK

     On March 9, 1994, the Company announced that it intended to acquire in open market purchases, from time to time, as many as one million shares of its common stock. Through March 31, 1995, the Company had acquired 991,800 shares of Company stock. No further purchases of shares have occurred through May 5, 1995.

                       MGM GRAND, INC. AND SUBSIDIARIES

NOTE 5.    LONG TERM DEBT

     In 1992, the Company secured a commitment from several banks for a $60,000,000 line of credit for the MGM Grand Hotel, which became available in 1993. No amounts were outstanding under the line of credit through 1994. As of March 31, 1995, $8 million had been drawn down under the facility.

     Long term debt consisted of the following (in thousands):

                                               March 31,     December 31,
                                                  1995           1994
                                               ---------     ------------
11-3/4% First Mortgage Notes due May 1, 1999    $220,000       $220,000

12% First Mortgage Notes due May 1, 2002         253,000        253,000
                                                --------       --------
                                                $473,000       $473,000
                                                ========       ========

     Total interest incurred for the first three months of 1995 and 1994 was $15,329,000 and $15,435,000, respectively.

                       MGM GRAND, INC. AND SUBSIDIARIES

NOTE 6.  INCOME TAXES

     The Company accounts for income taxes according to Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a deferred tax asset to the extent that realization of such asset is more likely than not. Otherwise, a valuation allowance is applied. As of March 31, 1995, the Company determined that $30,320,000 of deferred tax assets did not satisfy the recognition criteria set forth in the standard because of the Company's prior operating results. Accordingly, a valuation allowance was recorded to reserve for the applicable deferred tax assets.

     There was no provision for income taxes for the three months ended March 31, 1995 and March 31, 1994.

     Reconciliation of the Federal income tax rate and the Company's effective tax rate is as follows:

                                      March 31,
                                   --------------
                                   1995      1994
                                   ----      ----
Federal income tax rate             35%       35%
Reduction in valuation allowance   (35)      (35)
                                   ----      ----
Effective tax rate                  --%       --%
                                   ====      ====

                        MGM GRAND, INC. AND SUBSIDIARIES

NOTE 6.    INCOME TAXES (CONT'D.)

     As of March 31, 1995 and December 31, 1994, after having given effect to SFAS 109, the major tax effected components of the Company's net deferred tax liability is as follows (in thousands):

                                       March 31,         December 31,
                                         1995               1994
                                       ---------         ------------
DEFERRED TAX ASSETS                     $ 70,314           $ 67,643
     Less: Valuation allowance           (30,320)           (32,150)
                                        --------           --------
     Net deferred tax assets              39,994             35,493

DEFERRED TAX LIABILITIES                 (45,936)           (41,435)
                                        --------           --------
NET DEFERRED TAX LIABILITY              $ (5,942)          $ (5,942)
                                        ========           ========

     At March 31, 1995, the Company had a net operating loss carryforward for income tax purposes of approximately $135,452,000. At March 31, 1995, the Company had an Alternative Minimum Tax credit carryover of $1,555,000.

NOTE 7.    EARNINGS PER SHARE

     Earnings per share has been computed based on the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during each period (48,554,545 and 49,713,907 shares for the three month periods ended March 31, 1995 and March 31, 1994, respectively).

                       MGM GRAND, INC. AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company, through its wholly-owned subsidiary, owns and operates the MGM Grand Hotel. The Company commenced operations of the MGM Grand Hotel/Casino on December 18, 1993. Airline operations have been reclassified for the years presented to Discontinued Operations as a result of the sale of the airline (see
Note 3).

                                            Three Months Ended
                                                 March 31,
                                           ---------------------
                                             1995         1994
                                           --------     --------
                                               (In thousands)
Operating revenues:
  Hotel/Casino                             $161,885     $174,958
                                           ========     ========
Operating income:
  Hotel/Casino                             $ 22,333     $ 19,307
  Corporate and other                        (2,027)      (1,106)
                                           --------     --------
                                             20,306       18,201

Interest income                                 548        1,127
Interest expense                            (15,329)     (15,435)
Other, net                                      -            (17)
Loss from discontinued operations               -           (522)
Provision for income taxes                      -            -
                                           --------     --------
Net income                                 $  5,525     $  3,354
                                           ========     ========

                        MGM GRAND, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

QUARTER VERSUS QUARTER

     MGM GRAND HOTEL net revenues for the three months ended March 31, 1995 were $161,885,000 compared to $174,958,000 for the same period in 1994. Casino revenues for the period were $91,326,000 compared to $106,154,000 for the same period in 1994. The reduction in Casino revenues is principally due to a low
table game win percentage.    Room revenues for the first quarter 1995 were
$38,891,000 on an occupancy rate of 86.7% versus $30,530,000 on an occupancy rate of 85% for the first quarter 1994. Room revenues were higher in the 1995 period as a result of higher average room rates, and the partial availability of hotel rooms during the start up quarter in the prior year period. Operating expenses were $139,552,000, resulting in operating income of $22,333,000 for the quarter ended March 31, 1995, compared to operating expenses of $155,651,000 and operating income of $19,307,000 for the start up quarter ended March 31, 1994. Operating expenses have decreased as a result of cost containment efforts instituted since the first quarter 1994, which included significant discretionary start-up expenditures.

     CORPORATE AND OTHER expenses were $2,027,000 in the first quarter of 1995, compared to $1,106,000 in the same period last year.

     INTEREST INCOME was $548,000 for the first quarter of 1995 versus $1,127,000 for the 1994 quarter. Interest income was higher during the 1994 quarter as a result of short-term investment of the remaining construction fund balances.

     INTEREST EXPENSE was $15,329,000 for the first quarter of 1995 compared to $15,435,000 in 1994.

                        MGM GRAND, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES -

     As of March 31, 1995 and December 31, 1994, the Company held cash and cash equivalents of $29,335,000 and $75,859,000, respectively. Cash provided by operating activities for the first three months of 1995 was $7,687,000 versus $9,743,000 for the first three months of 1994.

     Capital expenditures during the first three months of 1995, other than the Monorail project and NEW YORK-NEW YORK project of $711,000 and $36,273,000, respectively, were approximately $12,426,000, consisting primarily of expenditures related to the MGM Grand Hotel and the EFX production show.

     Remaining expenditures for 1995 are expected to be $17,100,000 at the MGM Grand Hotel and Casino for general property improvements, including completion of construction of the Star Lane Shopping Mall.

     Construction of the monorail linking the MGM Grand Hotel and Bally's Las Vegas is nearing completion. The project is a one-mile, high-capacity, transit-grade system with a budget of $25,000,000. The project costs are shared equally with Bally's Las Vegas. As of March 31, 1995, each partner has contributed $10,250,000 to the joint project. The system is scheduled to be operational by June 1995.

     On December 28, 1994, the Company and Primadonna Resorts, Inc. ("Primadonna") executed the definitive agreement for the development of a $350 million themed hotel/casino called NEW YORK-NEW YORK. The plans for NEW YORK-NEW YORK call for the destination resort to include a 2,100-room hotel and casino, themed entertainment attractions and restaurant/retail outlets. The Company and Primadonna will jointly own, develop and operate NEW YORK-NEW YORK, which broke ground on March 30, 1995. The 18-acre site, located on the busiest intersection in Nevada, was contributed to the venture by the Company during January 1995, and on February 1, 1995, NEW YORK-NEW YORK acquired an adjacent two acre parcel. Completion is scheduled for late 1996.

     The Company expects to finance operations and capital expenditures through cash flow from operations, cash on hand, and the bank line of credit.

                        MGM GRAND, INC. AND SUBSIDIARIES

None of the items 1 through 5 of Part II are applicable.



ITEM 5.   OTHER INFORMATION

     On March 27, 1995, the Company entered into an agreement to acquire the Diamond Beach Hotel and Casino in Darwin, Australia, for approximately $75 million, including debt assumption of approximately $13 million. The Diamond Beach resort is located on 18 acres of beachfront property on the north central coast of Australia. The resort includes a public and private casino, approximately 100 rooms and suites, restaurants, and other facilities.

     Concurrently with the closing of the transaction, MGM Grand will grant to certain of the sellers an option to acquire 22-1/2% of the stock of the Company's Australian subsidiary. The option, which will be granted for a nominal consideration, will be exercisable at any time during the third and fourth years following the closing, at an exercise price of approximately $13.8 million, subject to certain adjustments. The option holders will also grant to the Company two year options to purchase 25% interests in Aspinall's Club in London, U.K., and Aspinall Casino SA in Le Touquet, France, with an exercise price in each case based on the amount of the owners' respective investments in such casinos.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MGM GRAND, INC.
                                      -----------------------------------------
                                                    (Registrant)

Date: May 5, 1995                               ALEJANDRO YEMENIDJIAN
                                      -----------------------------------------
                                                Alejandro Yemenidjian
                                              Executive Vice President
                                             and Chief Financial Officer
                                                (principal financial
                                               and accounting officer)

Date: May 5, 1995                                   SCOTT LANGSNER
                                      -----------------------------------------
                                                    Scott Langsner
                                                 Secretary/Treasurer