Form 10-Q
period 1995-06-30
MGM GRAND INC
filed 1995-08-04
CIK 789570

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      ----------------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED               JUNE 30, 1995
                               ------------------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at August 4, 1995
- --------------------------------        --------------------------------------
  Common Stock, $.01 par value                      48,140,911 shares

                        MGM GRAND, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                      Page No.
                                                                      --------

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


         Condensed Consolidated Statements of
         Operations for the three months and
         six months ended June 30, 1995 and
         June 30, 1994 ..............................................     1

         Condensed Consolidated Balance Sheets
         at June 30, 1995 and December 31, 1994......................     2

         Condensed Consolidated Statements of
         Cash Flows for the six months ended
         June 30, 1995 and June 30, 1994 ............................     3

         Notes to Condensed Consolidated Financial Statements........    4-8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............    9-13


PART II. OTHER INFORMATION ..........................................   13-14
         Signatures..................................................    15

                        MGM GRAND, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         Three Months Ended                Six Months Ended
                                                               June 30,                        June 30,
                                                      -------------------------        -------------------------
                                                        1995              1994           1995              1994
                                                      --------          --------       --------          --------
REVENUES:
  Casino                                              $ 85,879          $108,049       $177,205          $214,203
  Rooms                                                 40,493            36,221         79,384            66,751
  Food and beverage                                     24,080            23,107         46,874            45,444
  Entertainment, retail and other                       32,360            32,233         55,010            60,568
                                                      --------          --------       --------          --------
                                                       182,812           199,610        358,473           386,966
  Less: promotional allowances                         (14,415)          (12,764)       (28,191)          (25,162)
                                                      --------          --------       --------          --------
                                                       168,397           186,846        330,282           361,804
                                                      --------          --------       --------          --------

EXPENSES:
  Casino                                                47,296            48,434         97,028            95,637
  Rooms                                                 11,658            11,197         22,482            22,504
  Food and beverage                                     15,386            17,576         30,098            33,800
  Entertainment, retail and other                       25,183            28,134         44,192            58,570
  Provision for doubtful accounts and discounts         19,070             7,107         27,245            17,587
  General and administrative                            24,447            26,400         48,975            55,320
  Depreciation and amortization                         13,963            11,628         26,559            22,481
                                                      --------          --------       --------          --------
                                                       157,003           150,476        296,579           305,899
                                                      --------          --------       --------          --------
OPERATING PROFIT BEFORE CORPORATE EXPENSE               11,394            36,370         33,703            55,905

CORPORATE EXPENSE                                       (2,714)           (1,944)        (4,716)           (3,278)
                                                      --------          --------       --------          --------
OPERATING INCOME                                         8,680            34,426         28,987            52,627
                                                      --------          --------       --------          --------

OTHER INCOME (EXPENSE):
  Interest income                                          442             1,010            990             2,137
  Interest expense                                     (15,784)          (15,416)       (31,114)          (30,851)
  Other, net                                                25               238             25               221
                                                      --------          --------       --------          --------
                                                       (15,317)          (14,168)       (30,099)          (28,493)
                                                      --------          --------       --------          --------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS            (6,637)           20,258         (1,112)           24,134

DISCONTINUED OPERATIONS:
  (Loss) from discontinued operations                       -                (63)            -               (585)
                                                      --------          --------       --------          --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES         (6,637)           20,195         (1,112)           23,549
   Provision for income taxes                               -                 -              -                 -
                                                      --------          --------       --------          --------
NET INCOME (LOSS)                                     $ (6,637)         $ 20,195       $ (1,112)         $ 23,549
                                                      ========          ========       ========          ========
PER SHARE OF COMMON STOCK:
  Income (loss) before discontinued operations        $   (.14)         $    .41       $   (.02)         $    .49
  Loss from discontinued operations                         -                 -              -               (.01)
                                                      --------          --------       --------          --------
     Net income (loss)                                $   (.14)         $    .41       $   (.02)         $    .48
                                                      ========          ========       ========          ========
  Weighted average shares outstanding (000's)           48,063            48,891         48,000            49,286
                                                      ========          ========       ========          ========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                       MGM GRAND, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                June 30,          December 31,
                                                                  1995                1994
                                                             --------------       --------------
                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $   45,320           $   75,859
  Accounts receivable, net                                        56,776               82,674
  Prepaid expenses                                                13,473               13,431
  Inventories                                                     16,114               17,236
  Note receivable                                                  4,657               14,325
                                                              ----------           ----------
     Total current assets                                        136,340              203,525
                                                              ----------           ----------
PROPERTY AND EQUIPMENT, NET                                      869,663              880,023
OTHER ASSETS:
  Investments in unconsolidated affiliates                        49,787               10,815
  Deposits                                                        17,271                2,434
  Licensed rights and trademarks, net                              1,103                1,120
  Deferred organizational costs, net                               1,208                1,375
  Other assets, net                                               50,588               41,461
                                                              ----------           ----------
     Total other assets                                          119,957               57,205
                                                              ----------           ----------
                                                              $1,125,960           $1,140,753
                                                              ==========           ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $   10,470           $   25,202
  Current obligation, capital leases                               2,162                2,145
  Note payable                                                    15,000                   -
  Accrued interest on long term debt                               9,418                9,429
  Other accrued liabilities                                       58,949               74,597
                                                              ----------           ----------
     Total current liabilities                                    95,999              111,373
                                                              ----------           ----------

DEFERRED REVENUES                                                  8,885                8,505
DEFERRED INCOME TAXES                                              5,942                5,942
LONG TERM OBLIGATION, CAPITAL LEASES                              11,495               12,554
LONG TERM DEBT                                                   473,000              473,000
COMMITMENTS
STOCKHOLDERS' EQUITY:
  Common stock ($.01 par value,
    75,000,000 shares authorized,
    48,140,911 and 50,651,016 shares
    issued)                                                          481                  507
  Capital in excess of par value                                 608,320              663,186
  Common stock in treasury (2,726,506 shares)                         -               (57,264)
  Retained earnings (deficit)                                    (78,162)             (77,050)
                                                              ----------           ----------
    Total stockholders' equity                                   530,639              529,379
                                                              ----------           ----------
                                                              $1,125,960           $1,140,753
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

                        MGM GRAND, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                               Six Months Ended
                                                                    June 30,
                                                            ----------------------
                                                              1995          1994
                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $ (1,112)     $ 23,549
  Adjustments to reconcile net income (loss) to
    net cash from operating activities:
    Depreciation and amortization                             26,559        22,848
    Amortization of debt offering costs                        1,660         1,456
    Provision for doubtful accounts and discounts             27,245        17,587
    Change in assets and liabilities:
      Accounts receivable                                     (1,347)      (34,317)
      Prepaid expenses                                           (42)       (1,096)
      Inventories                                                580        (2,826)
      Accounts payable, accrued liabilities and other        (30,172)        5,956
                                                            --------      --------
          Net cash from operating activities                  23,371        33,157
                                                            --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                        (14,914)      (83,375)
  Dispositions of property and equipment                         135           292
  Payments received on note receivable                         9,668           -
  Deposits and other assets                                  (66,171)       (6,585)
                                                            --------      --------
          Net cash from investing activities                 (71,282)      (89,668)
                                                            --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under bank line of credit                        15,000           -
  Issuance of common stock                                     2,372           344
  Repurchase of common stock                                     -         (24,422)
                                                            --------      --------
          Net cash from financing activities                  17,372       (24,078)
                                                            --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (30,539)      (80,589)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              75,859       211,305
                                                            --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 45,320      $130,716
                                                            ========      ========

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                        MGM GRAND, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

     MGM Grand, Inc. (the "Company") is a Delaware corporation, incorporated on January 29, 1986. As of June 30, 1995 approximately 74% of the outstanding shares of the Company's common stock were owned by Kirk Kerkorian and Tracinda Corporation ("Tracinda"), a Nevada corporation wholly-owned by Kirk Kerkorian.

     Through its wholly-owned subsidiary, MGM Grand Hotel, Inc. ("MGM Grand Hotel"), the Company owns and operates the MGM Grand Hotel/Casino, a hotel/casino and entertainment complex in Las Vegas, Nevada. The MGM Grand Hotel commenced operations on December 18, 1993.

     On December 28, 1994, the Company and Primadonna Resorts, Inc. executed definitive agreements for the development of NEW YORK-NEW YORK, a $375,000,000 themed hotel/casino. The project is located on the northwest corner of Tropicana Avenue and Las Vegas Boulevard, across from the MGM Grand Hotel. Groundbreaking occurred on March 30, 1995. The plans for NEW YORK-NEW YORK call for the destination resort to include a 2,100-room hotel and casino, themed entertainment attractions and restaurant/retail outlets. The Company and Primadonna Resorts will jointly own, develop and operate NEW YORK-NEW YORK.

     The Company and Bally's Las Vegas completed their joint development of the elevated monorail linking the MGM Grand Hotel with the corner of Flamingo Road and the Las Vegas Strip. The project, a one-mile, high-capacity, transit-grade monorail system cost approximately $25,000,000. The project costs were shared equally with Bally's. The system began operations on June 14, 1995.

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

                       MGM GRAND, INC. AND SUBSIDIARIES

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1995, and the results of operations for the three month and six month periods ended June 30, 1995 and June 30, 1994. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to prior period financial statements to conform with the 1995 presentation.

NOTE 2.    STATEMENTS OF CASH FLOWS

     For the six months ended June 30, 1995 and June 30, 1994, cash payments made for interest were $29,464,000 and $29,394,000, respectively.

     Cash payments made for state and federal taxes for the six months ended June 30, 1995 and June 30, 1994 were $560,000 and $90,000, respectively.

     On June 5, 1995, the Company retired all shares of common stock held in Treasury, which thereupon resumed the status of authorized unissued shares, in a non-cash transaction in the amount of $57,264,000.

NOTE 3.    SALE OF MGM GRAND AIR

     On December 31, 1994, MGM Grand, Inc. completed the sale of MGM Grand Air for a note receivable totaling approximately $14,325,000, realizing a pretax gain of $8,048,000.

     The operating results of MGM Grand Air have been accounted for as discontinued operations, and financial statements for prior periods have been reclassified.

NOTE 4.    ISSUANCE OF COMMON STOCK

     On May 24, 1995, the Company and MGM Grand Hotel entered into a Promotion Agreement with Don King Productions, Inc. ("DKP"), pursuant to which, among other things: (i) MGM Grand Hotel will have the exclusive right to present Mike Tyson's fights through September 1997; (ii) MGM Grand Hotel made a non-interest working capital advance of $15,000,000 to DKP, to be repaid on September 25, 1997; (iii) the Company sold DKP 618,557 treasury shares of

                       MGM GRAND, INC. AND SUBSIDIARIES

NOTE 4.  ISSUANCE OF COMMON STOCK (CONTINUED)

the Company's Common Stock for $15,000,000, evidenced by a non-interest bearing promissory note to be repaid in three $5,000,000 installments out of the proceeds of each of the first three Tyson fights; (iv) the Company guaranteed to DKP that the market value of the shares will equal or exceed $30,000,000 ($48.50 per share) as of September 25, 1997; and (v) the Company and DKP entered into security agreements and a registration rights agreement with respect thereto. The $15,000,000 non-interest bearing promissory note is reflected as a stock subscription receivable and is included in stockholders' equity.

NOTE 5.    TREASURY STOCK

     On March 9, 1994, the Company announced that it intended to acquire in open market purchases, from time to time, as many as 1,000,000 shares of its common stock. Through December 31, 1994, the Company had acquired 991,800 shares of Company stock. No further purchases of shares have been made or are anticipated. On June 5, 1995, the Company retired all shares of common stock held in treasury, which thereupon resumed the status of authorized but unissued shares.


NOTE 6.    LONG TERM DEBT AND NOTE PAYABLE

     Long term debt consisted of the following (in thousands):

                                                June 30,     December 31,
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
                                                ========       ========

     Total interest incurred for the first six months of 1995 and 1994 was $31,114,000 and $30,851,000, respectively.

     The Company has a $60,000,000 line of credit with several banks for the MGM Grand Hotel. As of June 30, 1995, $15,000,000 had been drawn down under the facility. No amounts were outstanding under the line of credit through 1994.

                       MGM GRAND, INC. AND SUBSIDIARIES

NOTE 6.  LONG TERM DEBT (CONTINUED)

     The First Mortgage Notes Indenture and the Bank Line of Credit contain provisions which generally limit dividend and other restricted payments by MGM Grand Hotel to the Company unless (1) no default shall have occurred thereunder,
(2) the consolidated net worth of MGM Grand Hotel is greater than $415,000,000,
(3) MGM Grand Hotel meets its indebtedness tests and (4) such dividends and other restricted payments do not exceed the sum of $25,000,000 plus 50% of cumulative consolidated net income.

NOTE 7.  INCOME TAXES

     The Company accounts for income taxes according to Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a deferred tax asset to the extent that realization of such asset is more likely than not. Otherwise, a valuation allowance is applied. As of June 30, 1995, the Company determined that $34,600,000 of deferred tax assets did not satisfy the recognition criteria set forth in the standard because of the Company's prior operating results. Accordingly, a valuation allowance was recorded to reserve for the applicable deferred tax assets.

     There was no provision for income taxes for the six months ended June 30, 1995 and June 30, 1994.

     Reconciliation of the Federal income tax rate and the Company's effective tax rate is as follows:

                                      June 30,
                                   --------------
                                   1995      1994
                                   ----      ----
Federal income tax rate            (35)%       35%
Net operating loss - no benefit
 recognized                         35          -
Reduction in valuation allowance     -        (35)
                                   ----      ----
Effective tax rate                   --%       --%
                                   ====      ====

                        MGM GRAND, INC. AND SUBSIDIARIES

NOTE 7.    INCOME TAXES (CONTINUED)

     As of June 30, 1995 and December 31, 1994, after having given effect to SFAS 109, the major tax-effected components of the Company's net deferred tax liability are as follows (in thousands):

                                        June 30,         December 31,
                                         1995               1994
                                       ---------         ------------
DEFERRED TAX ASSETS                     $ 79,321           $ 67,643
     Less: Valuation allowance           (34,600)           (32,150)
                                        --------           --------
     Net deferred tax assets              44,721             35,493

DEFERRED TAX LIABILITIES                 (50,663)           (41,435)
                                        --------           --------
NET DEFERRED TAX LIABILITY              $ (5,942)          $ (5,942)
                                        ========           ========

     At June 30, 1995, the Company had a net operating loss carryforward for income tax purposes of approximately $153,681,000. At June 30, 1995, the Company had an Alternative Minimum Tax credit carryover of $1,200,000, and General Business Credit carryovers of $1,700,000.

NOTE 8.    EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during each period (48,063,438 and 48,891,401 shares for the three month periods ended June 30, 1995 and June 30, 1994, respectively, and 48,000,261 and 49,286,347 shares for the six month periods ended June 30, 1995 and June 30, 1994, respectively).

                       MGM GRAND, INC. AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company, through its wholly-owned subsidiary, owns and operates the MGM Grand Hotel/Casino, which commenced operations on December 18, 1993. Airline operations have been reclassified for the years presented to Discontinued Operations as a result of the sale of the airline (see Note 3).

                                       Three Months Ended            Six Months Ended
                                            June 30,                    June 30,
                                      ---------------------       ---------------------
                                        1995         1994           1995         1994
                                      --------     --------       --------     --------
                                                      (In thousands)
Operating revenues:
  Hotel/Casino                        $168,558     $186,846       $330,519     $361,804
  Eliminations                            (161)           -           (237)           -
                                      --------     --------       --------     --------
                                      $168,397     $186,846       $330,282     $361,804
                                      ========     ========       ========     ========
Operating income:
  Hotel/Casino                        $ 11,419     $ 35,856       $ 33,752     $ 55,162
  Corporate                             (2,739)      (1,955)        (4,765)      (3,303)
  Eliminations                               -          525              -          768
                                      --------     --------       --------     --------
                                         8,680       34,426         28,987       52,627

Interest income                            442        1,010            990        2,137
Interest expense                       (15,784)     (15,416)       (31,114)     (30,851)
Other, net                                  25          238             25          221
Loss from discontinued operations            -          (63)             -         (585)
Provision for income taxes                   -            -              -            -
                                      --------     --------       --------     --------
Net income (loss)                     $ (6,637)    $ 20,195       $ (1,112)    $ 23,549
                                      ========     ========       ========     ========

     The Company has not recorded a provision for income taxes, since future tax benefits not realized in prior years have offset any provision for the current period.

                        MGM GRAND, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

QUARTER VERSUS QUARTER

     MGM GRAND HOTEL net revenues for the three months ended June 30, 1995 were $168,558,000 compared to $186,846,000 for the same period in 1994. Casino revenues for the period were $85,879,000 compared to $108,049,000 for the same period in 1994. The reduction in Casino revenues is principally due to a low table game win percentage. Room revenues for the period were $40,589,000 on an occupancy rate of 96.6% versus $36,221,000 on an occupancy rate of 97.1% for the first quarter 1994. In the 1995 quarter, higher average room rates offset slightly lower average occupancy rates, resulting in higher room revenues. Operating expenses were $157,139,000, resulting in operating income of $11,419,000 for the quarter ended June 30, 1995, compared to operating expenses of $150,990,000 and operating income of $35,856,000 for the second quarter ended June 30, 1994. Operating expenses were higher in the second quarter of 1995 primarily due to additional reserves for casino receivables which reflect changes in anticipated collectibility, partially offset by a reduction in other operating expenses reflecting cost containment efforts instituted since the first quarter of 1994.

     CORPORATE AND OTHER expenses were $2,739,000 in the second quarter of 1995, compared to $1,955,000 in the same period last year, largely as a result of increased personnel costs and a salary accrual for a former officer of the Company.

     INTEREST INCOME was $442,000 for the second quarter of 1995 versus $1,010,000 for the 1994 quarter. Interest income was higher during the 1994 quarter as a result of short-term investment of the remaining construction fund balances.

     INTEREST EXPENSE was $15,784,000 for the second quarter of 1995 compared to $15,416,000 in 1994, reflecting increased lease and line of credit costs.

                        MGM GRAND, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS VERSUS SIX MONTHS

     MGM GRAND HOTEL net revenues for the six months ended June 30, 1995 were $330,519,000 compared to $361,804,000 for the same period in 1994. Casino revenues for the period were $177,205,000 compared to $214,203,000 for the same period in 1994. The reduction in casino revenues is principally due to a low table game win percentage. Room revenues for the period were $79,507,000 on an occupancy rate of 91.7% versus $66,751,000 on an occupancy rate of 91.1% for the prior year period. Room revenues were higher in the 1995 period as a result of higher average room rates. Operating expenses were $296,767,000 resulting in operating income of $33,752,000 for the six months ended June 30, 1995, compared to operating expenses of $306,642,000 and operating income of $55,162,000 for the same period in 1994. Operating expenses have decreased principally as a result of cost containment efforts instituted since the first quarter 1994, which included significant discretionary start up expenditures, partially offset by additional reserves for casino receivables which reflect changes in anticipated collectibility.

     CORPORATE AND OTHER expenses were $4,765,000 in the first six months of 1995 compared to $3,303,000 in the same period last year, principally as a result of increased personnel costs and a salary accrual for a former officer of the Company.

     INTEREST INCOME was $990,000 for the first six months of 1995 versus $2,137,000 in 1994. Interest income was higher during the 1994 quarter as a result of short term investment of construction funds.

     INTEREST EXPENSE was $31,114,000 for the first six months of 1995, compared to $30,851,000 in 1994, reflecting increased lease and line of credit costs.

                        MGM GRAND, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1995 and December 31, 1994, the Company held cash and cash equivalents of $45,320,000 and $75,859,000, respectively. Cash provided by operating activities for the first six months of 1995 was $23,371,000 versus $33,157,000 for the first six months of 1994.

     Capital expenditures during the first six months of 1995, other than the Monorail project and NEW YORK-NEW YORK project of $2,700,000 and $36,300,000, respectively, were $14,914,000, consisting primarily of expenditures related to the MGM Grand Hotel for general property improvements and construction of the Star Lane Shopping Mall. During the first six months of 1995, MGM Grand Hotel also expended $10,990,000 on the EFX production show, and made a non-interest bearing working capital advance of $15,000,000 to Don King Productions (see Note
4).

     Remaining expenditures for 1995 are expected to be $15,000,000 at the MGM Grand Hotel for general property improvements and completion of construction of the Star Lane Shopping Mall.

     Construction of the monorail linking the MGM Grand Hotel and Bally's Las Vegas is complete. The project is a one-mile, high-capacity, transit-grade system which cost approximately $25,000,000. The project costs were shared equally with Bally's Las Vegas. As of June 30, 1995, each partner has contributed $12,500,000 to the joint project. The system commenced operations on June 14, 1995.

     On December 28, 1994, the Company and Primadonna Resorts, Inc. ("Primadonna") executed definitive agreements for the development of NEW YORK-NEW YORK, a $375,000,000 themed hotel/casino. The plans for NEW YORK-NEW YORK call for the destination resort to include a 2,100-room hotel and casino, themed entertainment attractions and restaurant/retail outlets. The Company and Primadonna will jointly own, develop and operate NEW YORK-NEW YORK, which broke ground on March 30, 1995. The 18-acre site, located on the busiest intersection in Nevada, was contributed to the venture by the Company during January 1995, and on February 1, 1995, NEW YORK-NEW YORK acquired an adjacent two acre parcel. Completion is scheduled for late 1996. The Company does not anticipate further equity or capital contributions. The Company expects, as a lender requirement for the project financing, that both the Company and Primadonna will be required to enter into a joint and several completion guarantee.

                        MGM GRAND, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     On March 27, 1995, the Company entered into an agreement to acquire the Diamond Beach Hotel and Casino in Darwin, Australia, for approximately $75 million, including debt assumption of approximately $13 million. The Company expects to finance this acquisition through bank financing.

     The Company expects to finance operations and capital expenditures through cash flow from operations, cash on hand, and the bank line of credit.


PART II.  OTHER INFORMATION

     None of the items 1 through 4 of Part II are applicable.


ITEM 5.   OTHER INFORMATION

     Item 5(a):  Australian Casino Acquisition

     On March 27, 1995, the Company entered into an agreement to acquire the Diamond Beach Hotel and Casino in Darwin, Australia, for approximately $75 million, including debt assumption of approximately $13 million. The Diamond Beach resort is located on 18 acres of beachfront property on the north central coast of Australia. The resort includes a public and private casino, approximately 100 rooms and suites, restaurants, and other facilities. The Company expects to finance the acquisition through bank financing.

     Concurrently with the closing of the transaction, which is anticipated in the third quarter of 1995, MGM Grand will grant to certain of the sellers an option to acquire 22-1/2% of the stock of the Company's Australian subsidiary. The option, which will be granted for a nominal consideration, will be exercisable at any time during the third and fourth years following the closing, at an exercise price of approximately $13.8 million, subject to certain adjustments. The option holders will also grant to the Company two year options to purchase 25% interests in Aspinall's Club in London, U.K., and Aspinall Casino SA in Le Touquet, France, with an exercise price in each case based on the amount of the owners' respective investments in such casinos.

                       MGM GRAND, INC. AND SUBSIDIARIES

     Item 5(b):  Company Restructuring

     On August 1, 1995, the Company announced details of a restructuring plan designed to reduce costs at the MGM Grand Hotel. The restructuring, which is described in the press release attached hereto as Exhibit I, and incorporated by reference, will result in a one-time charge against earnings in the third quarter, which is not expected to exceed $6 million.

Item 6.   Exhibit

     27.  Financial Data Schedule, Article 5

     99.  Press release dated August 1, 1995

                       MGM GRAND, INC. AND SUBSIDIARIES


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

                                                   MGM GRAND, INC.
                                      -----------------------------------------
                                                    (Registrant)

Date: August 4, 1995                            ALEJANDRO YEMENIDJIAN
                                      -----------------------------------------
                                                Alejandro Yemenidjian
                                       President, Chief Operating Officer, and
                                                Chief Financial Officer
                                            (principal financial officer)

Date: August 4, 1995                                SCOTT LANGSNER
                                      -----------------------------------------
                                                    Scott Langsner
                                                 Secretary/Treasurer
                                           (principal accounting officer)