Form 10-Q
period 1995-09-30
MGM GRAND INC
filed 1995-11-14
CIK 789570

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                       --------------------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                SEPTEMBER 30, 1995
                              --------------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Transition period from           -            to            -
                              ------------------------  ------------------------

Commission File Number:             0-16760
                       ---------------------------------------------------------

                                MGM GRAND,INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                   88-0215232
------------------------------------   -----------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification No.)

       3799 Las Vegas Boulevard South, Las Vegas, Nevada       89109
--------------------------------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)

                                (702) 891-3333
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at November 13, 1995
------------------------------      -------------------------------------------
 Common Stock, $.01 par value                     48,774,856 shares

                       MGM GRAND, INC. AND SUBSIDIARIES

                                   FORM 10-Q


                                     INDEX

                                                                        Page No.
                                                                        --------
Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

           Condensed Consolidated Statements of
           Operations for the three months and
           nine months ended September 30, 1995
           and September 30, 1994.....................................         1

           Condensed Consolidated Balance Sheets
           at September 30, 1995 and December 31,
           1994.......................................................         2

           Condensed Consolidated Statements of
           Cash Flows for the nine months ended
           September 30, 1995 and September 30,
           1994.......................................................         3

           Notes to Condensed Consolidated Financial
           Statements.................................................      4-10

Item 2.    Management's Discussion and Analysis of
           Financial Conditions and Results of Operations.............     11-15

PART II.   OTHER INFORMATION..........................................        15

                       MGM GRAND, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                     Three Months Ended        Nine Months Ended
                                       September 30,             September 30,
                                    ---------------------    --------------------
                                       1995        1994        1995        1994
                                    ---------    --------    --------    --------
REVENUES:
 Casino............................  $112,137    $124,181    $289,342    $338,384
 Rooms.............................    40,990      39,347     120,374     106,098
 Food and beverage.................    22,908      23,404      69,783      68,847
 Entertainment, retail and other...    36,377      34,447      91,386      95,017
                                     --------    --------    --------    --------
                                      212,412     221,379     570,885     608,346
 Less: promotional allowances......    14,131      12,822      42,322      37,980
                                     --------    --------    --------    --------
                                      198,281     208,557     528,563     570,366
                                     --------    --------    --------    --------
EXPENSES:
 Casino............................    51,041      44,550     148,069     140,187
 Rooms.............................    10,748      11,245      33,231      33,750
 Food and beverage.................    14,479      15,937      44,577      49,728
 Entertainment, retail and other...    26,097      30,370      70,289      88,957
 Provision for doubtful accounts
  and discounts....................    17,272      17,254      44,518      34,842
 Restructuring costs...............     5,942           -       5,942           -
 General and administrative........    25,004      26,670      73,979      82,002
 Depreciation and amortization.....    13,987      11,446      40,545      33,909
                                     --------    --------    --------    --------
                                      164,570     157,472     461,150     463,375
                                     --------    --------    --------    --------
OPERATING PROFIT BEFORE
 CORPORATE EXPENSE.................    33,711      51,085      67,413     106,991

CORPORATE EXPENSE..................    (4,771)     (1,649)     (9,487)     (4,927)
                                     --------    --------    --------    --------
OPERATING INCOME...................    28,940      49,436      57,926     102,064
                                     --------    --------    --------    --------
OTHER INCOME (EXPENSE):
 Interest income...................       380       1,490       1,370       3,627
 lnterest expense, net of
  capitalized interest.............   (13,450)    (15,515)    (44,563)    (46,366)
 Other, net........................         -         (12)         25         208
                                     --------    --------    --------    --------
                                      (13,070)    (14,037)    (43,168)    (42,531)
                                     --------    --------    --------    --------
INCOME BEFORE DISCONTINUED
  OPERATIONS.......................    15,870      35,399      14,758      59,533

DISCONTINUED OPERATIONS:
  Loss from discounted
   operations......................         -      (3,614)          -      (4,199)
                                     --------    --------    --------    --------
INCOME BEFORE PROVISION FOR
 INCOME TAXES......................    15,870      31,785      14,758      55,334
  Provision for income taxes.......         -           -           -           -
                                     --------    --------    --------    --------
NET INCOME.........................  $ 15,870    $ 31,785    $ 14,758    $ 55,334
                                     ========    ========    ========    ========
PER SHARE OF COMMON STOCK:
 Income before discontinued
  operations.......................  $    .33    $    .72    $    .30    $   1.21
 Loss from discontinued
  operations.......................         -        (.07)          -        (.08)
                                     --------    --------    --------    --------
   Net income......................  $    .33    $    .65    $    .30    $   1.13
                                     ========    ========    ========    ========
 Weighted average shares
  outstanding (000's)..............    48,589      48,749      48,525      49,082
                                     ========    ========    ========    ========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                       MGM GRAND, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                 (UNAUDITED)

                                    ASSETS

                                                September 30,         December 31,
                                                    1995                 1994
                                              -----------------    ----------------
CURRENT ASSETS:
 Cash and cash equivalents                        $  96,031           $   75,859
 Accounts receivable, net                            54,472               82,674
 Prepaid expenses                                    14,902               13,431
 Inventories                                         15,831               17,236
 Note receivable                                      4,254               14,325
                                              -----------------    ----------------
   Total current assets                             185,490              203,525
                                              -----------------    ----------------

PROPERTY AND EQUIPMENT, NET                         903,478              880,023
OTHER ASSETS:
 Investments in unconsolidated affiliates            52,395               10,955
 Deposits                                            18,683                2,434
 Licensed rights and trademarks, net                  1,094                1,120
 Deferred organizational costs, net                   1,188                1,375
 Excess of purchase price over fair market
  value of net assets acquired, net                  40,786                    -
 Other assets, net                                   48,515               41,321
                                              -----------------    ----------------
   Total other assets                               162,661               57,205
                                              -----------------    ----------------
                                                 $1,251,629           $1,140,753
                                              =================    ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                $   17,656           $   25,202
 Current obligation, capital leases                   2,170                2,145
 Note payable                                             -                    -
 Accrued interest on long term debt                  23,481                9,429
 Other accrued liabilities                           77,967               74,597
                                              -----------------    ----------------
   Total current liabilities                        121,274              111,373
                                              -----------------    ----------------

DEFERRED REVENUES                                     9,050                8,505
DEFERRED INCOME TAXES                                10,230                5,942
LONG TERM OBLIGATION, CAPITAL LEASES                 10,947               12,554
LONG TERM DEBT                                      548,480              473,000
COMMITMENTS
STOCKHOLDERS' EQUITY:
 Common stock ($.01 par value,
  75,000,000 shares authorized,
  48,771,523 and 50,651,016 shares
  issued)                                               488                  507
 Capital in excess of par value                     623,452              663,186
 Note receivable from stock sales                   (10,000)                   -
 Common stock in treasury (2,726,506 shares)              -              (57,264)
  Retained earnings (deficit)                       (62,292)             (77,050)
                                              -----------------    ----------------
   Total stockholders' equity                       551,648              529,379
                                              -----------------    ----------------
                                                 $1,251,629           $1,140,753
                                              =================    ================

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                        Nine Months Ended
                                                          September 30,
                                                     -----------------------
                                                        1995          1994
                                                     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $  14,758     $  55,334
 Adjustments to reconcile net income to
  net cash from operating activities:
  Depreciation and amortization                         40,545        34,776
  Amortization of debt offering costs                    2,532         2,202
  Provision for doubtful accounts and discounts         44,518        34,842
  Change in assets and liabilities:
    Accounts receivable                                (16,316)      (64,279)
    Prepaid expenses                                    (1,471)         (197)
    Inventories                                            512        (3,915)
    Accounts payable, accrued liabilities and other      9,752        31,181
                                                     ---------     ---------
      Net cash from operating activities                94,830        89,944
                                                     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                   (24,707)      (99,051)
 Acquisition of MGM Grand Diamond Beach Hotel/Casino   (74,172)            -
 Dispositions of property and equipment                    181           417
 Payments received on note receivable                   10,071             -
 Deposits and other assets                             (69,022)      (20,531)
                                                     ---------     ---------
      Net cash from investing activities              (157,649)     (119,165)
                                                     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings from banks and others                       75,480             -
 Borrowings under bank line of credit                   15,000             -
 Repayment on bank line of credit                      (15,000)            -
 Issuance of common stock                                7,511           822
 Repurchase of common stock                                  -       (25,539)
                                                     ---------     ---------
      Net cash from financing activities                82,991       (24,717)
                                                     ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    20,172       (53,938)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        75,859       211,305
                                                     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  96,031     $ 157,367
                                                     =========     =========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                       MGM GRAND, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

     MGM Grand, Inc. (the "Company") is a Delaware corporation, incorporated on January 29, 1986. As of September 30, 1995 approximately 74% of the outstanding shares of the Company's common stock were owned by Kirk Kerkorian and Tracinda Corporation ("Tracinda"), a Nevada corporation wholly-owned by Kirk Kerkorian.

     Through its wholly-owned subsidiary, MGM Grand Hotel, Inc. ("MGM Grand Hotel"), the Company owns and operates the MGM Grand Hotel/Casino, a fully integrated hotel/casino and entertainment complex in Las Vegas, Nevada. The MGM Grand Hotel commenced operations on December 18, 1993.

     Through its wholly-owned subsidiary, MGM Grand Australia Pty, Ltd., the Company owns and operates the MGM Grand Diamond Beach Hotel and Casino ("MGM Grand Australia"), a hotel/casino resort in Darwin, Australia. The results of operations of MGM Grand Australia are included from September 7, 1995, the date of acquisition (see Note 5).

     On December 28, 1994, the Company and Primadonna Resorts, Inc. executed definitive agreements for the development of NEW YORK-NEW YORK, a $450,000,000 themed hotel/casino. The project is located on the northwest corner of Tropicana Avenue and Las Vegas Boulevard, across from the MGM Grand Hotel. Groundbreaking occurred on March 30, 1995. The plans for NEW YORK-NEW YORK call for the destination resort to include a 2,100-room hotel and casino, themed entertainment attractions and restaurant and retail outlets. The Company and Primadonna Resorts will jointly own, develop and operate NEW YORK-NEW YORK. The project costs were increased by $75,000,000 to $450,000,000 to provide for a larger facility, enhancements to the structure and amenities. In addition, capital lease financing of up to $75,000,000 is anticipated during 1996. The Company may contribute additional equity for its share of the amount necessary to complete the project.

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

                       MGM GRAND, INC. AND SUBSIDIARIES

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION-(CONTINUED)

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1995, and the results of operations for the three month and nine month periods ended September 30, 1995 and 1994. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to prior period financial statements to conform with the 1995 presentation.

NOTE 2. STATEMENTS OF CASH FLOWS

     For the nine months ended September 30, 1995 and 1994, cash payments made for interest were $30,258,000 and $30,251,000, respectively.

     Cash payments made for state and federal taxes for the nine months ended September 30, 1995 and September 30, 1994 were $590,000 and $575,000, respectively.

     On June 5, 1995, the Company retired all shares of common stock held in Treasury, which thereupon resumed the status of authorized unissued shares, in a non-cash transaction in the amount or $57,264,000.

NOTE 3. ISSUANCE OF COMMON STOCK

     On May 24, 1995, the Company and MGM Grand Hotel entered into a Promotion Agreement with Don King Productions, Inc. ("DKP"), pursuant to which, among other things: (i) MGM Grand Hotel will have the exclusive right to present Mike Tyson's first six fights; (ii) MGM Grand Hotel made a non-interest bearing working capital advance of $15,000,000 to DKP, to be repaid on September 25, 1997; (iii) the Company sold DKP 618,557 treasury shares of the Company's Common Stock for $15,000,000, evidenced by non-interest bearing promissory note to be repaid in three $5,000,000 installments out of the proceeds of each of the first three Tyson fights; (iv) the Company guaranteed to DKP that the market value of the shares will equal or exceed $30,000,000 ($48.50 per share) as of September 25, 1997; and (v) the Company and DKP entered into security agreements and a registration rights agreement with respect thereto. The remaining balance outstanding of $10,000,000 on the non-interest bearing promissory note is reflected as a note receivable from stock sales and is included in stockholders' equity.

                       MGM GRAND, INC. AND SUBSIDIARIES

NOTE 4. COMPANY RESTRUCTURING PLAN

     On August 1, 1995, the Company announced details of a comprehensive restructuring plan designed to reduce costs and improve efficiency of operations at the MGM Grand Hotel. This restructuring resulted in a one-time charge against earnings in the third quarter of 1995 totaling approximately $5,900,000.

NOTE 5. AUSTRALIAN CASINO ACQUISITION

     On September 7, 1995, the Company completed the acquisition of the Diamond Beach Hotel and Casino in Darwin, Australia, for approximately U.S. $74,172,000, subject to certain adjustments. The acquisition costs include $59,972,000 for the purchase of stock and $14,200,000 of debt refinancing. MGM Grand Australia is located on 18 acres of beachfront property on the north central coast of Australia. The resort includes a public and private casino, approximately 100 rooms and suites, restaurants, and other facilities. The Company financed the acquisition through an Australian bank facility (see Note 8). The acquisition was accounted for using the purchase method, whereby the assets acquired were appraised and recorded at their fair market values. The amount by which the purchase price exceeded the net asset values acquired of $40,852,000, will be amortized over forty years. The purchase price allocation is as follows:

                      (In thousands)
          Plant, property and equipment      $36,088
          Other, assets                        1,520
          Goodwill                            40,852
          Deferred income taxes               (4,288)
                                             -------
                                             $74,172
                                             =======

     Concurrent with the closing of the transaction on September 7, 1995, the Company granted to certain of the sellers an option to acquire 22-1/2% of the stock of the Company's Australian subsidiary. The option, which was granted for a nominal consideration, is exercisable at any time during the third and fourth years following the closing, at an exercise price of approximately $14,400,000 subject to certain adjustments. The option holders also granted to the Company two year options to purchase 25% interests in Aspinall's Club in London, U.K., and Aspinall Casino SA in Le Touquet, France, with an exercise price in each case based on the amount of the owners' respective investments in such casinos.

                       MGM GRAND, INC. AND SUBSIDIARIES

NOTE 6. SALE OF MGM GRAND AIR

     On December 31, 1994, MGM Grand, Inc. completed the sale of MGM Grand Air for a note receivable totaling approximately $14,325,000, realizing a pretax gain of $8,048,000. As of November 13, 1995, the principal on the note had been reduced approximately $2,200,000.

     The operating results of MGM Grand Air have been accounted for as discontinued operations, and financial statements for prior periods have been reclassified.

NOTE 7. TREASURY STOCK

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

NOTE 8. LONG TERM DEBT AND NOTE PAYABLE

     Long term debt consisted of the following (in thousands):

                                    September 30,      December 31,
                                        1995               1994
                                   --------------     -------------
11-3/4% First Mortgage Notes
 due May 1, 1999                       $220,000          $220,000
12% First Mortgage Notes
 due May 1, 2002                        253,000           253,000

Australian Hotel/Casino Loan             75,480                 -
                                       --------          --------
                                       $548,480          $473,000
                                       ========          ========

     Total interest incurred for the first nine months of 1995 and 1994 was $46,826,000 and $46,366,000, respectively, of which $2,263,000 was capitalized in the 1995 period, related to construction of the Company's joint venture project New York-New York.

     The Company has a $60,000,000 line of credit with several banks for the MGM Grand Hotel. No amounts were outstanding under the line of credit through 1994. During the nine months of 1995, the Company borrowed and repaid $15,000,000 under the bank line of credit, and as of September 30, 1995, no amounts were outstanding under the facility.

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

                       MGM GRAND, INC. AND SUBSIDIARIES

NOTE 8. LONG TERM DEBT AND NOTE PAYABLE (CONTINUED)

     On September 7, 1995, the Company completed the acquisition of the Diamond Beach Hotel/Casino in Darwin, Australia (see Note 5). The acquisition cost was financed by an Australian bank facility which provides a total availability of approximately $79,000,000 and includes funding for general corporate purposes. Interest on the facility is based on the bank reference rate or eurodollar rate. The loan agreement contains various restrictive covenants on MGM Grand Australia, including the maintenance of certain financial ratios and limitations on additional debt, dividends, and disposition of assets. It also restricts acquisitions and similar transactions. The facility matures in December 2000. The indebtedness has been wholly guaranteed by the Company.

     On September 20, 1995, New York-New York Hotel, LLC, ("NYNY Hotel"), a joint venture between the Company and Primadonna Resorts, Inc. (see Note 1) completed its bank financing for up to $225,000,000. The non-revolving construction line of credit converts to a reducing revolver upon completion of construction and commencement of operations. The Company and Primadonna Resorts, Inc. (the "Partners") have guaranteed completion of the project as a condition to facility availability, and have executed a joint and several unlimited Keep-Well Agreement which provides that in the event of insufficient bank loan ratios by NYNY Hotel, the Partners will make cash infusions which are sufficient to bring NYNY Hotel into compliance with covenants.

NOTE 9. INCOME TAXES

     The Company accounts for income taxes according to Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a deferred tax asset to the extent that realization of such asset is more likely than not. Otherwise, a valuation allowance is applied. As of September 30, 1995, the Company determined that $29,000,000 of deferred tax assets did not satisfy the recognition criteria set forth in the standard because of the Company's prior operating results. Accordingly, a valuation allowance was recorded to reserve for the applicable deferred tax assets.

     There was no provision for income taxes for the nine months ended September 30, 1995 and 1994, due to the realization of the net operating loss carryforward previously reserved.


     Reconciliation of the income tax rate and the Company's effective tax rate is as follows:

                                                               September 30,
                                                          ----------------------
                                                            1995          1994
                                                          ---------    ---------
Effective income tax rate                                    35%           35%
Net operating loss - no benefits recognized                   -             -
Reduction in valuation allowance                            (35)          (35)
                                                          ---------    ---------
Effective tax rate                                            -%            -%
                                                          =========    =========

      As of September 30, 1995 and December 31, 1994, after having given effect to SFAS 109, the major tax-effected components of the Company's net deferred tax liability are as follows (in thousands):

                                                   September 30,    December 31,
                                                       1995            1994
                                                   ------------    ------------
DEFERRED TAX ASSETS - FEDERAL                        $ 74,350        $ 67,643
  Less: Valuation allowance                           (29,042)        (32,150)
                                                   ------------    ------------
  Net deferred tax assets                              45,308          35,493

DEFERRED TAX LIABILITIES                              (55,538)        (41,435)
                                                   ------------    ------------
NET DEFERRED TAX LIABILITY                           $(10,230)       $ (5,942)
                                                   ============    ============

                       MGM GRAND, INC. AND SUBSIDIARIES

NOTE 9. INCOME TAXES (CONTINUED)

     The increase in net deferred taxes is the result of the recognition of a deferred tax liability, as required under SFAS 109, for the difference in the stepped up book basis and the tax basis of the MGM Grand Australia assets (see
Note 5).

     At September 30, 1995, the Company had a net operating loss carryforward for income tax purposes of approximately $142,787,000, an Alternative Minimum Tax credit carryover of $1,400,000, and General Business Credit carryovers of $2,170,000.

NOTE 10. EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during each period (48,588,986 and 48,749,371 shares for the three month periods ended September 30, 1995 and 1994, respectively, and 48,524,666 and 49,081,905 shares for the nine month periods ended September 30, 1995 and 1994, respectively).

                       MGM GRAND, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company, through its wholly-owned subsidiaries, owns and operates the MGM Grand Hotel/Casino in Las Vegas, Nevada, which commenced operations on December 18, 1993, and the MGM Grand Australia Hotel/Casino, which was acquired on September 7, 1995 (See Note 5). Airline operations have been reclassified for the years presented to Discontinued Operations as a result of the sale of the airline (see Note 6).

                            Three Months Ended       Nine Months Ended
                               September 30,            September 30,
                           --------------------     -------------------
                             1995        1994         1995       1994
                           --------    --------     --------   --------
                                          (In thousands)
Operating revenues:
  Hotel/Casino             $198,513    $208,947     $529,031   $570,747
  Eliminations                 (232)       (390)        (468)      (381)
                           --------    --------     --------   --------
                           $198,281    $208,557     $528,563   $570,366
                           ========    ========     ========   ========

Operating income:
  Hotel/Casino             $ 33,388      50,182       67,140    105,344
  Corporate and other        (4,448)     (1,538)      (9,214)    (4,841)
  Eliminations                    -         792            -      1,561
                           --------    --------     --------   --------
                             28,940      49,436       57,926    102,064

Interest income                 380       1,490        1,370      3,627
Interest expense, net       (13,450)    (15,515)     (44,563)   (46,366)
Other, net                        -         (12)          25        208
Loss from discontinued
 operations                       -      (3,614)           -     (4,199)
Provision for income taxes        -           -            -          -
                           --------    --------     --------   --------

Net income                 $ 15,870    $ 31,785     $ 14,758   $ 55,334
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

                       MGM GRAND, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

QUARTER VERSUS QUARTER

     MGM GRAND HOTEL net revenues for the three months ended September 30, 1995 were $196,269,000 compared to $208,796,000 for the same period in 1994. Casino revenues for the period were $110,504,000 compared to $124,181,000 for the same period in 1994. The reduction in Casino revenues is principally due to a lower table game win percentage. Room revenues for the period were $40,838,000 on an occupancy rate of 91.8% versus $39,585,000 on an occupancy rate of 96.1% for the third quarter 1994. In the 1995 quarter, higher average room rates offset lower average occupancy rates, resulting in higher room revenues. Operating expenses were $163,673,000, resulting in operating income of $32,596,000 for the quarter ended September 30, 1995, compared to operating expenses of $158,614,000 and operating income of $50,182,000 for the third quarter ended September 30, 1994. Operating expenses were higher in the third quarter 1995 primarily due to the one-time restructuring charge of $5,900,000, coupled with expenses related to the Mike Tyson boxing event.

     CORPORATE AND OTHER expenses increased to $4,448,000 in the third quarter of 1995, compared to $1,538,000 in the same period of 1994, primarily as a result of increased personnel costs and amortization of costs related to the Tyson boxing event.

     INTEREST INCOME was $380,000 for the third quarter of 1995 versus $1,490,000 for the 1994 quarter. Interest income was higher during the 1994 quarter as a result of short-term investment of the remaining construction fund balances.

     INTEREST EXPENSE (net of capitalized interest) was $13,450,000 for the third quarter of 1995 compared to $15,515,000, in 1994. Interest of $2,263,000 was capitalized in the 1995 quarter as a result of the Company's New York-New York construction project.

                       MGM GRAND, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

NINE MONTHS VERSUS NINE MONTHS

     MGM GRAND HOTEL net revenues for the nine months ended September 30, 1995 were $526,788,000 compared to $570,596,000 for the same period in 1994. Casino revenues for the period were $287,709,000 compared to $338,384,000 for the same period in 1994. The reduction in casino revenues is principally due to a lower table game win percentage. Room revenues for the period were $120,345,000 on an occupancy rate of 91.7%, versus $106,336,000 on an occupancy rate of 92.9% for the prior year period. Room revenues were higher in the 1995 period as a result of higher average room rates. Operating expenses were $460,440,000 resulting in operating income of $66,348,000 for the nine months ended September 30, 1995, compared to operating expenses of $465,252,000 and operating income of $105,344,000 for the same period in 1994. Operating expenses have decreased principally as a result of continuing cost containment efforts, partially offset by the restructuring charge of $5,900,000, expenses related to the Mike Tyson boxing event, and additional reserves for casino receivables which reflect changes in anticipated collectibility.

     CORPORATE AND OTHER expenses increased to $9,214,000 in the first nine months of 1995 compared to $4,841,000 in the same period last year, principally as a result of increased personnel costs and amortization of costs related to the Tyson boxing event.

     INTEREST INCOME was $1,370,000 for the first nine months of 1995 versus $3,627,000 in 1994. Interest income was higher in the prior year as a result of short term investment of construction funds.

     INTEREST EXPENSE (net of capitalized interest) was $44,563,000 for the first nine months of 1995, compared to $46,366,000 in 1994. Interest capitalized during the nine months of 1995 was $2,263,000 related to the Company's New York-New York construction project.

                       MGM GRAND, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1995 and December 31, 1994, the Company held cash and cash equivalents of $96,031,000 and $75,859,000, respectively. Cash provided by operating activities for the first nine months of 1995 was $94,830,000 versus $89,944,000 for the first nine months of 1994.

     Capital expenditures during the first nine months of 1995, other than the Monorail project and NEW YORK-NEW YORK project of $3,044,000 and $38,537,000, respectively, were $24,707,000, consisting primarily of expenditures related to the MGM Grand Hotel for general property improvements and construction of the Star Lane Shopping Mall. During the first nine months of 1995, MGM Grand Hotel also expended $11,113,000 on the EFX production show.

     The Company plans expenditures of approximately $11,600,000 at MGM
Grand Australia for a major renovation program, of which $8,600,000 is anticipated to be expended through 1995 for upgraded accommodations, new gaming facilities, and other improvements. Since acquisition on September 7, 1995 (see
Note 5) and through September 30, 1995, $492,000 has been expended for such construction. In addition, on October 24, 1995, the Company expended approximately $3,774,000 to acquire the remaining 14.3% minority shareholder's interest in the Territory Property Trust, which owned the land and buildings of MGM Grand Australia.

     Remaining expenditures for 1995 are expected to be approximately $5,321,000 at the MGM Grand Hotel for general property improvements and remaining construction expenditures for the Star Lane Shopping Mall.

     Construction of the monorail linking the MGM Grand Hotel and Bally's Las Vegas is completed. The project is a one-mile, high-capacity, transit-grade system which cost approximately $25,000,000. The project costs were shared equally with Bally's Las Vegas. As of September 30, 1995, each partner contributed $12,500,000 to the joint project. The system commenced operations on June 14, 1995.

     On December 28, 1994, the Company and Primadonna Resorts, Inc. ("Primadonna") executed definitive agreements for the development of NEW YORK-NEW YORK, a $450,000,000 themed hotel/casino. The plans for NEW Y0RK-NEW YORK call for the destination resort to include a 2,100-room hotel and casino, themed entertainment attractions and restaurant/retail outlets. The Company and Primadonna will jointly own, develop and operate NEW YORK-NEW YORK, which broke ground on March 30, 1995. The 18-acre site, located on the busiest intersection in Nevada, was contributed to the venture by the Company during January 1995, and on February 1, 1995, NEW YORK-NEW YORK acquired an adjacent two acre parcel. Completion is scheduled for late 1996. Bank financing of up to $225,000,000 was completed by New York-New York Hotel, LLC, and the first draw down occurred on September 20, 1995. Capital lease financing of up to $75,000,000 is anticipated during 1996. The Company may contribute additional equity for its share of the amount necessary to complete the project. As a lender requirement for the project financing, both the Company and Primadonna were required to enter into a joint and several completion guarantee, as well as a Keep Well Agreement (see
Note 8).

                       MGM GRAND, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES-(CONTINUED)

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

                                                   MGM GRAND, INC.
                                    -----------------------------------------
                                                    (Registrant)


Date: November 13, 1995                        ALEJANDRO YEMENIDJIAN
                                    -----------------------------------------
                                               Alejandro Yemenidjian
                                            President, Chief Operating
                                       Officer, and Chief Financial Officer
                                          (principal financial officer)


Date: November 13, 1995                           SCOTT LANGSNER
                                    -----------------------------------------
                                                  Scott Langsner
                                               Secretary/Treasurer
                                         (principal accounting officer)