Form 10-K
period 1995-12-31
MGM GRAND INC
filed 1996-03-29
CIK 789570

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from ___________________ to _____________________

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


Securities registered pursuant to Section 12(g) of the Act:

                                     None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of Registrant's Common Stock held by non-affiliates (based on the closing price on the New York Stock Exchange-- Composite Transactions on March 14, 1996) was approximately $509 million. As of March 14, 1996, 49,085,075 shares of Registrant's Common Stock, $.01 par value, were outstanding.

  Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1995 are incorporated by reference into Part II of this Form 10-
K. Portions of the Registrant's Proxy Statement dated March 29, 1996 are incorporated by reference into Part III of this Form 10-K.

                                    PART 1

ITEM 1. BUSINESS

GENERAL

  MGM Grand, Inc. (the "Company") was organized as a Delaware corporation on January 29, 1986.

  Through its wholly-owned subsidiary, MGM Grand Hotel, Inc., the Company owns and operates the MGM Grand Hotel and Casino ("MGM Grand Las Vegas"), a hotel/casino entertainment complex offering a full range of destination resort amenities. The resort is located on approximately 112 acres on Las Vegas Boulevard South (the "Strip") in Las Vegas, Nevada, across the street from Excalibur, Tropicana and New York-New York Hotel and Casino, which is currently under construction. MGM Grand Hotel Finance Corp. ("MGM Finance"), a wholly-owned subsidiary of the Company, was formed to issue First Mortgage Notes to the public, to incur bank debt (the "Bank Loan"), and to lend the aggregate proceeds thereof to MGM Grand Hotel to finance the construction and opening of MGM Grand Las Vegas.

  Through its wholly-owned subsidiary, MGM Grand Australia Pty Ltd., the Company owns and operates the MGM Grand Diamond Beach Hotel and Casino ("MGM Grand Australia"), a hotel/casino resort in Darwin, Australia. On September 7, 1995, the Company completed the acquisition of the Diamond Beach Hotel and Casino. MGM Grand Australia is located on 18 acres of beachfront property on the north central coast of Australia. The resort includes a public and private casino, 97 rooms and suites, restaurants, and other facilities.

  On December 28, 1994, the Company and Primadonna Resorts, Inc. ("Primadonna") executed the definitive agreement for their joint development of a $460 million themed hotel/casino called New York-New York. The project is owned equally by the Company and Primadonna and is located on the northwest corner of Tropicana Avenue and Las Vegas Boulevard, across from MGM Grand Las Vegas. The plans for New York-New York call for the destination resort to include a 2,035 room hotel and casino, themed entertainment attractions and restaurant/retail outlets. The Company and Primadonna will jointly own, develop and operate New York-New York. Groundbreaking occurred on March 30, 1995. The 18-acre site, located on one of the busiest intersections in Nevada, was contributed to the venture by the Company during January 1995, and in February 1995, the venture acquired an adjacent two acre parcel.

  The Company and Bally's have developed an elevated monorail linking MGM Grand Las Vegas with the corner of Flamingo Road and the Las Vegas Strip. The project, which began operations in June 1995, is a one-mile, high-capacity, transit-grade system, which cost approximately $25 million. The project costs were shared equally with Bally's.

  On February 1, 1996, the Company filed an application for a license with the Casino Control Commission in the State of New Jersey, consistent with its strategy to pursue growth opportunities. No specific project has been selected.

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

HOTELS AND GAMING

 MGM GRAND LAS VEGAS

  MGM Grand Las Vegas is a multi-themed destination resort, located on approximately 112 acres, which management believes is a "must see" attraction for visitors to Las Vegas. The resort opened on December 18, 1993, and has over 350 feet of frontage on the Strip and 1,450 feet on Tropicana Avenue. The complex is easily accessible from McCarran International Airport and from Interstate 15 via Tropicana Avenue.

  MGM Grand Las Vegas creates an exciting and unique gaming and entertainment experience which is intended to appeal to all segments of the Las Vegas market.

  The casino is approximately 171,500 square feet in size, and is one of the largest casinos in the world. The casino has 3,516 slot machines and 161 table games, a state of the art baccarat room, including private premium play facilities, a poker room, a race and sports book, and a keno lounge. The casino features four separate themed areas: Emerald City, Hollywood, Monte Carlo, and Sports which enhance the entertainment experience of the casino patron.

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

  Other entertainment facilities include: a 33 acre theme park, a 30,000 square foot midway containing 33 carnival games of skill; an extensive video arcade including virtual reality simulators; a 660 seat showroom providing celebrity entertainment; a 1,774 seat showroom specifically designed for the EFX! production show, the Company's original grand spectacle special effects stage production; nine restaurants and a food court; and a special events center, which seats a maximum of 16,766 patrons, providing mega entertainment such as Barbra Streisand, the Rolling Stones, Phil Collins, and Luther Vandross, as well as Mike Tyson boxing and various other sporting events.

  MGM Grand Las Vegas uses the unique characteristics of the property to target the following segments of the Las Vegas market: (i) free and independent travelers; (ii) tour and travel; (iii) special events/conventions;
(iv) high end gaming; and (v) local.

 Las Vegas Market

  MGM Grand Las Vegas operates in the Las Vegas market and is located on the Strip. Las Vegas is the largest city in Nevada, with a metropolitan area population in excess of 1,000,000, and is one of the largest resort destinations in the world.

  Gaming has continued to be a strong and growing business in Las Vegas. Las Vegas Strip gaming revenues have increased at a compound annual growth rate of 9.5% from $1.4 billion in 1985 to $3.6 billion in 1995.

  The hotel industry in Las Vegas is highly competitive. Currently, several new resorts are under construction. The Company's New York-New York project, Monte Carlo, Bellagio and others are in various stages of construction. While all of the large themed resorts pose direct competition with MGM Grand Las Vegas, the Las Vegas Convention and Visitors Authority ("LVCVA") statistics show that tourism growth is increasing at a rate which appears to be sufficient to absorb the increased room capacity, as visitor volume for 1995 increased 2.8% over 1994. Total visitors for 1995 exceeded 29 million.

  MGM Grand Las Vegas competes with gaming and resort facilities in Las Vegas as well as gaming and resort facilities elsewhere in the world. To some extent, state lotteries and state-authorized card rooms, such as those operating in California compete with the casino/hotel.

  Gambling, with various limitations and conditions, is currently legal in numerous locations throughout the United States. The proliferation of such gaming facilities on riverboats and elsewhere is increasing. Also, as a result of certain legislative and court decisions, casino-type operations are being established at various Native American reservations throughout the country. The development of full service casinos in California would likely have a negative effect on MGM Grand Las Vegas operations in Nevada. Furthermore, recent news reports indicate that slot machines may be operating illegally in various jurisdictions in California. See "Competition."

 Insurance

  MGM Grand Las Vegas carries insurance of the type customary in the hotel and casino industry and in amounts deemed adequate by management to protect the properties. The policies provide business and commercial coverages, including workers' compensation, third party liability, property damage, boiler and machinery and business interruption.

 Nevada Government Regulation

  The ownership and operation of casino gaming facilities in Clark County, Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and the Clark County Liquor and Gaming Licensing Board (the "CCLGLB"). The Nevada Commission, the Nevada Board, and the CCLGLB are collectively referred to as the "Nevada Gaming Authorities."

  The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Any change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

  MGM Grand Las Vegas operates a casino and is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. MGM Grand Las Vegas is also licensed as a manufacturer and distributor of gaming devices. The Company is required to be registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, MGM Grand Las Vegas without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and MGM Grand Las Vegas have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

  The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or MGM Grand Las Vegas to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of MGM Grand Las Vegas must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in the gaming activities of MGM Grand Las Vegas may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability or the gaming licensee by whom the applicant is employed or for whom the applicant serves must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

  If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or MGM Grand Las Vegas, such company or companies would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or MGM Grand Las Vegas to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

  The Company and MGM Grand Las Vegas are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by MGM Grand Las Vegas must be reported to or approved by the Nevada Commission.

  If it were determined that the Nevada Act was violated by MGM Grand Las Vegas, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, MGM Grand Las Vegas, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming property and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the gaming property) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

  Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have their suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

  The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor" as defined in the Nevada Act, which acquires more than 10% but not more than 15% of the Company's voting securities, may apply to the Nevada Commission for a Waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

  Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or MGM Grand Las Vegas, the Company or MGM Grand Las Vegas
(i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

  The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including through the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

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

  On July 27, 1995, the Nevada Commission granted the Company prior approval to make public offerings for a period of one year, subject to certain conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

  Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he or she obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission concerning a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.

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

  License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to Clark County, Nevada. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of tables games operated. A casino entertainment tax is also paid by MGM Grand Las Vegas where certain entertainment is provided in a cabaret, nightclub, cocktail lounge or casino showroom in connection with the serving or selling of food, refreshments, or merchandise. Nevada licensees that hold a license as a manufacturer or a distributor, such as MGM Grand Las Vegas, also pay certain fees and taxes to the State of Nevada.

  Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engaged in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

  The sale of alcoholic beverages by MGM Grand Las Vegas is subject to licensing, control and regulation by the applicable local authorities. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of MGM Grand Las Vegas.

  Pursuant to a 1985 agreement between the State of Nevada and the United States Department of the Treasury (the "Treasury"), the Nevada Commission and the Nevada Board have authority, under regulation 6A of the Nevada Act, to enforce their own cash transaction reporting laws applicable to casinos which substantially parallel the federal Bank Secrecy Act. Under the Money Laundering Suppression Act of 1994, which was passed by Congress, the Secretary of the Treasury retained the ability to permit states, including Nevada, to continue to enforce their own cash transaction reporting laws applicable to casinos. The Nevada Act requires gaming licensees to file reports related to cash purchases of chips, cash wagers, cash deposits or cash payment of gaming debts, if any such transactions aggregate more than $10,000 in a 24-hour period. Casinos are required to monitor receipts and disbursements of currency in excess of $10,000 and report them to the Nevada Commission and the Nevada Board, who in turn report them to the Treasury. Although it is not possible to quantify the full impact of these requirements on the Company's business, the changes are believed to have had some adverse effect on results of operations since inception.

  On November 28, 1994, the Treasury enacted amendments (effective December 1,
1994) to the federal regulations under the Bank Secrecy Act. The amendments require casinos subject to the Bank Secrecy Act to implement written programs no later than June 1, 1995 to assure and monitor compliance with the Bank Secrecy Act. Such programs must include "know your customer" and suspicious transacting reporting components. Although Nevada casinos are exempt from Title 31, it is anticipated that the Treasury will request the Nevada Commission to enact amendments to the Nevada Act that will parallel in many respects the amendments to the Bank Secrecy Act. Any amendment to the Nevada Act cannot be predicted, but there is a possibility the Company will, in the future, be required to implement programs of this type.

Regulation and Taxes

  As stated above, the Company is subject to extensive regulation by the Nevada gaming authorities. The Company will also be subject to regulation, which may or may not be similar to that in Nevada, by the appropriate authorities in any other jurisdiction where the Company may conduct gaming activities in the future. Changes in applicable laws or regulations could have an adverse effect on the Company.

  The gaming industry represents a significant source of tax revenues to the State of Nevada and Clark County. From time to time, federal and state legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. Recent proposals have included a federal gaming tax and increases in state or local gaming taxes. They have also included limitations on the federal income tax deductibility of the cost of furnishing complimentary promotional items to customers, as well as various measures which would require withholding on amounts won by customers or on negotiated discounts provided to customers on amounts owed to gaming companies. It is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on the Company's financial results.

 Competition

  The hotel industry is highly competitive. Hotels located on or near the strip ("Strip Hotels") compete primarily with other Strip Hotels and with a few major hotels in downtown Las Vegas. Strip Hotels offering similar prices compete with each other primarily on the basis of quality of rooms, restaurants and facilities, entertainment offered, complimentary goods and services given, credit limits and quality of personal attention offered to guests and casino customers. The Company's hotel/casino operations also compete with a large number of hotels and motels, and gaming facilities not related to hotels or motels, located in and near Las Vegas. Some of the Company's competitors may have greater resources.

  According to the LVCVA, as of December 31, 1995, there were approximately 90,000 hotel and motel rooms in the Las Vegas area. In addition, the LVCVA reports proposals to construct approximately 12,000 more hotel and motel rooms, including three themed hotel/casino properties currently under construction on the Strip between Tropicana and Flamingo Avenues, one of which is the Company's New York-New York project. The Company cannot make any prediction as to how many additional rooms will be constructed in Las Vegas. The Company's future operating results could be adversely affected by excess Las Vegas rooms and gaming capacity.

  In addition to competing with hotel/casino facilities elsewhere in Nevada (i.e., the Reno/Lake Tahoe areas and the Laughlin area) and in Atlantic City, the Company competes with hotel/casino facilities elsewhere in the world and with state lotteries. Certain states are currently considering legalizing casino gaming in specific geographic areas, and several other states have recently legalized casino gaming, including Colorado, Illinois, Iowa, Indiana, Louisiana, Mississippi, Missouri and South Dakota. Legalized casino gaming in other states could adversely affect the Company's activities in Las Vegas, particularly if such legalization were to occur in areas close to Nevada, such as California. Additionally, certain gaming operations are conducted or have been proposed on federal Indian reservations, including those located in the primary market to be served by MGM Grand Las Vegas. In addition, with respect to group bookings, the Company's hotel/casino facilities in Las Vegas also compete with hotels and resorts, which do not include casinos, throughout the United States. See "Las Vegas Market."

 MGM GRAND AUSTRALIA

  On September 7, 1995, the Company, through its wholly-owned subsidiary, MGM Grand Australia Pty Ltd., completed the acquisition of the MGM Grand Australia in Darwin, Northern Territory, Australia. MGM Grand Australia is located on 18 acres of beachfront property next to the Arafura Sea on the north central coast. The resort includes a public and private casino, 97 rooms, restaurants and other facilities. Casino operations include table games, slots ("poker machines") and keno.

  The success of MGM Grand Australia is based in part upon its strategic location of the South East Asian gaming market. The Darwin International Airport is an average of 5.5 hours away from the major Asian cities. For example, Darwin is within four hours of Indonesia with a population of 183,000,000 people. However, frequency of scheduled air service is a limiting factor.

  There exist fourteen casinos in Australia competing for the Far East Market. Australian casinos operate under exclusive arrangements, which create a regional monopoly for a fixed term. As such, Australian casinos do not compete among themselves for the regional middle to low end players. However, Far East premium players have become an increasingly important source of revenues; consequently, this market has become very competitive. Competition for the Far East premium player is increasing, as evidenced by the gaming activity in Kuala Lumpur and Macau, the recent growth in the number of casinos operating in Australia, and an increase in the quantity of casino cruise ships. Due to the increasing competition and the limitations on scheduled air service, the desired mixture of premium players has not been attained. As a result, the margins have been negatively impacted and future operating results could be adversely affected if this trend continues. In an effort to attract premium players, the MGM Grand Australia has recently refurbished the private Monte Carlo Room casino and guest suites, and has added the Grand International and private gaming rooms. Only the Grand International gaming room and Monte Carlo gaming room are open 24 hours.

  Effective January 1996, hotels and clubs will be allowed to operate slots ("poker machines") in the Northern Territory creating a competition in the local market. MGM Grand Australia is remodeling the public gaming floor, restaurant, and retail stores in order to remain competitive and improve the local business.

Australia Government Regulation

  The Northern Territory of Australia, like Nevada, has comprehensive laws and regulations governing the conduct of gaming. MGM Grand Australia's operations are subject to the Gaming Control Act of 1993 and regulations promulgated thereunder (the "Northern Territory Law") and to the licensing and general control of the Minister for Racing and Gaming (the "Minister"). MGM Grand Australia Pty. Ltd. has entered into a Casino Operator's Agreement with the Minister pursuant to which MGM Grand Australia was granted a license (the "License") to conduct casino gaming on an exclusive basis through June 30, 2005 in the northern half of the Northern Territory (which includes Darwin, its largest city, where MGM Grand Australia is located). The License expires on June 30, 2005, although it provides for good faith negotiations to reach agreement on an extension of the License beyond such date. The License provides for a tax payable to the Northern Territory Government on gross profits derived from gaming, including gaming devices. The License is not exclusive with respect to gaming devices, and the Minister may permit such devices to be placed in limited numbers in locations not operated by MGM Grand Australia. However, under the License, a portion of the operators' win on such gaming devices is to be offset against gaming tax otherwise payable by MGM Grand Australia.

  The License may be terminated if MGM Grand Australia breaches the Casino Operator's Agreement or the Northern Territory Law or fails to operate in accordance with the requirements of the License. The Northern Territory authorities have the right under the Northern Territory Law, the Casino Operator's Agreement and the License to monitor and approve virtually all aspects of the conduct of gaming by MGM Grand Australia.

  Additionally, under the terms of the License, the Minister has the right to approve the directors and corporate secretary of the Company and its subsidiaries which own or operate MGM Grand Australia, as well as changes in the ownership or corporate structure of such subsidiaries. The Company is required to file with the Northern Territory authorities copies of all documents required to be filed by the Company or any of its subsidiaries with the Nevada Gaming Authorities. In the event of any person becoming the beneficial owner of 10% or more of the outstanding stock of the Company, the Minister must be so notified and may investigate the suitability of such person. If the Minister determines such person to be unsuitable and following such determination such person remains the beneficial owner of 10% or more of the Company's stock, that would constitute a default under the License.

EMPLOYEES

  As of December 31, 1995, the Company and its subsidiaries employed approximately 6,400 full time equivalent employees at MGM Grand Las Vegas and its corporate offices. None of the Company's employees are covered by collective bargaining agreements.

  As of December 31, 1995, MGM Grand Australia employed approximately 600 full time equivalent employees. Hourly employees are covered by collective bargaining agreements.

ITEM 2. PROPERTIES

  The Company's principal executive offices are located at 3799 Las Vegas Boulevard South, Las Vegas, Nevada 89109, where it rents approximately 8,800 square feet from MGM Grand Las Vegas.

  MGM Grand Las Vegas' principal executive offices are also located at 3799 Las Vegas Boulevard South, Las Vegas, Nevada, 89109. Certain other office and warehouse space is leased by MGM Grand Las Vegas consisting of approximately 132,000 square feet located in Las Vegas, Nevada, for an annual rent of approximately $489,000. Approximately 5,800 square feet of the leased space is subleased to New York-New York, for an annual rent of approximately $55,500.

  MGM Grand Las Vegas is located on approximately 112 acres on the Strip in Las Vegas, Nevada. This property is subject to a first priority deed of trust securing $220,000,000 principal amount of 11 3/4% First Mortgage Notes due 1999, $253,000,000 principal amount of 12% First Mortgage Notes due 2002 and a $60,000,000 bank line of credit for MGM Grand Las Vegas.

  In January 1995, the Company contributed an 18-acre site, located at the intersection of the Strip and Tropicana Avenue to the Company's New York-New York joint venture. (See Item 1. Business.) This property, together with an adjacent two-acre parcel, are subject to a first priority deed of trust securing bank financing of up to $225,000,000, of which $59,000,000 has been drawn down, and which bears interest based on the bank prime rate, federal funds rate or LIBOR rate, and is due December 2001.

  MGM Grand Australia's principal executive offices are located at Gilruth Avenue, Mindil Beach, Darwin, Northern Territory 0801 Australia. In September 1995, the Company acquired MGM Grand Australia which is located on an 18-acre beach front site on the north central coast of Australia. (See Item 1. Business.) This property is subject to a first priority deed of trust securing bank financing of up to approximately $78,000,000, which bears interest based on the Australian bank reference rate or eurodollar rate and is due December 2000.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF THE REGISTRANT

  J. TERRENCE LANNI (age 53) has served as Chairman of the Company since July 1995, and as a Director, Chairman of the Executive Committee and Chief Executive Officer of the Company since June 1995. He also served as President of the Company from June 1995 to July 1995. Prior thereto, he was President and Chief Operating Officer of Caesars World, Inc. from April 1981 to February 1995.

  ALEX YEMENIDJIAN (age 40) has served as a Director of the Company since December 1989, as President of the Company since July 1995, as Chief Operating Officer of the Company since June 1995, and as Chief Financial Officer of the Company since May 1994. He also served as Executive Vice President of the Company from June 1992 to July 1995, as Chairman of the Executive Committee from January 1991 to June 1992, and as President and Chief Operating Officer of the Company from March 1990 to January 1991. He has also served as an executive of Tracinda since January 1990.

  FRED BENNINGER (age 79) has served as a Director of the Company since February 1986, and as Vice Chairman of the Board since April 1995. He was Chairman of the Board from August 1987 to April 1995. He also served as Chief Executive Officer of the Company from August 1987 to January 1991, and as President of the Company from August 1987 to March 1990.

  SCOTT LANGSNER (age 42) has served as Secretary/Treasurer of the Company since July 1987.

  KENNETH A. ROSEVEAR (age 46) has served as Senior Vice President-Development of the Company since November 1995. From November 1993 to November 1995, he served as President of Caesars World Gaming Development Corporation. For more than five years prior thereto, he served as Chief Executive of Sun International Group in South Africa.

  T. PATRICK SMITH (age 47) has served as Vice President-Real Estate of the Company since September 1995. For more than five years prior thereto, he served in a variety of positions with the Irvine Company, most recently as Chief Executive Officer of Irvine Apartment Communities, Inc., a publicly traded real estate investment trust of The Irvine Company.

  EDWARD J. JENKINS (age 51) has served as Vice President of the Company since October 1995. From July 1992 to October 1995, he served as Vice President, Security, for Caesars World, Inc. He previously was a 30-year veteran of the FBI, holding various management positions at Bureau offices throughout the United States.
                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is listed on the New York Stock Exchange. For price information with respect to such Common Stock, see page 39 of the Company's 1995 Annual Report to Stockholders, which information is incorporated herein by this reference.

  As of March 14, 1996, there were approximately 2,500 record holders of the Company's Common Stock.

  The Company has not paid any dividends to date on the Common Stock. The declaration of dividends (which is within the discretion of the Company's Board of Directors) will depend on the earnings, financial position and capital requirements of the Company and other relevant factors existing at the time.

ITEM 6. SELECTED FINANCIAL DATA

  The information set forth on page 2 of the Company's 1995 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information set forth on pages 19 to 21 of the Company's 1995 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated balance sheets as of December 31, 1995 and 1994 and the consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995 with the Report of Independent Public Accountants contained on pages 22 to 38 of the Company's 1995 Annual Report to Stockholders are herein incorporated by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The financial statements and schedule listed in the accompanying Index to Financial Statements at page 15 herein are filed as part of this Form 10-K.

  (b) Exhibits

    The exhibits listed in the accompanying Exhibit Index on pages 18-19 are filed as part of this Form 10-K.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MGM GRAND, INC.

                                                     J. Terrence Lanni
                                          By: _________________________________
                                                     J. Terrence Lanni
                                               Chairman and Chief Executive
                                                          Officer
                                               (Principal Executive Officer)


                                                     Alex Yemenidjian
                                          By: _________________________________
                                                     Alex Yemenidjian
                                            President, Chief Operating Officer
                                                and Chief Financial Officer

Dated: March 15, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
         J. Terrence Lanni           Chairman of the Board and       March 15, 1996
------------------------------------  Chief Executive Officer
         J. Terrence Lanni

          Alex Yemenidjian           President, Chief Operating      March 15, 1996
------------------------------------  Officer, Chief Financial
          Alex Yemenidjian            Officer and Director


           Fred Benninger            Vice-Chairman of the Board      March 15, 1996
------------------------------------
           Fred Benninger

          James D. Aljian            Director                        March 15, 1996
------------------------------------
          James D. Aljian

        Terry N. Christensen         Director                        March 15, 1996
------------------------------------
        Terry N. Christensen

          Glenn A. Cramer            Director                        March 15, 1996
------------------------------------
          Glenn A. Cramer
                                     Director                        March   , 1996
------------------------------------
          Willie D. Davis
                                     Director                        March   , 1996
------------------------------------
       Alexander M. Haig, Jr.


             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
                                    Director                        March   , 1996
------------------------------------
           Lee A. Iacocca
                                    Director                        March   , 1996
------------------------------------
           Kirk Kerkorian

          Walter M. Sharp           Director                        March 15, 1996
------------------------------------
          Walter M. Sharp
                                    Director                        March   , 1996
------------------------------------
           Jerome B. York

                         INDEX TO FINANCIAL STATEMENTS
                                 (ITEM 14(A))

                                                                      ANNUAL
                                                                    REPORT TO   FORM
                                                                   STOCKHOLDERS 10-K
                                                                       PAGE     PAGE
                                                                   ------------ ----
   Report of Independent Public Accountants......................       38
   Consolidated Statements of Operations--For the years ended
    December 31, 1995, 1994 and 1993.............................       22
   Consolidated Balance Sheets as of December 31, 1995 and 1994..       23
   Consolidated Statements of Cash Flows--For the years ended
    December 31, 1995, 1994 and 1993.............................       24
   Consolidated Statements of Stockholders' Equity--For the years
    ended December 31, 1995, 1994 and 1993.......................       25
   Notes to Consolidated Financial Statements....................       26
   Selected Quarterly Financial Results (unaudited)..............       39
   Report of Independent Public Accountants on Supplemental
    Schedule.....................................................                16
   Schedule II--Valuation and Qualifying Accounts................                17

  All other schedules have been omitted either as inapplicable or not required under the instructions contained in Regulation S-X or because the information is included in the financial statements or the notes thereto.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To MGM Grand, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in MGM Grand, Inc.'s Annual Report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule II as shown on page 17 is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          Arthur Andersen LLP

Las Vegas, Nevada
January 31, 1996

                        MGM GRAND, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                 (IN THOUSANDS)

                                                    ADDITIONS
                                                     CHARGED
                                         BALANCE AT TO COSTS  AMOUNTS  BALANCE
                                         BEGINNING     AND    WRITTEN AT END OF
              DESCRIPTION                OF PERIOD  EXPENSES    OFF    PERIOD
              -----------                ---------- --------- ------- ---------
FOR THE YEAR ENDED DECEMBER 31, 1995:
  Allowances for doubtful accounts......  $17,624    $57,683  $42,235  $33,072
                                          =======    =======  =======  =======
FOR THE YEAR ENDED DECEMBER 31, 1994:
  Allowances for doubtful accounts......  $ 4,733    $44,181  $31,290  $17,624
                                          =======    =======  =======  =======
FOR THE YEAR ENDED DECEMBER 31, 1993:
  Allowances for doubtful accounts......  $ 1,531    $ 3,855  $   653  $ 4,733
                                          =======    =======  =======  =======

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------                               -----------
  3(1)     Certificate of Incorporation of Company, as amended (incorporated by reference to Exhibit 3(1) to Registration Statement No. 33-3305).
  3(2)     Bylaws of Company, as amended (incorporated by reference to Exhibit
           3(2) to Registration Statement No. 33-30337).
  4        Indenture, dated as of May 1, 1992, among MGM Grand Hotel Finance
           Corp. ("MGM
           Finance"), as issuer, the Company, as guarantor, MGM Grand Hotel,
           Inc. ("MGM Grand Hotel"), as obligor with respect to certain cove-
           nants, and U.S. Trust Company of California, N.A., a national bank-
           ing corporation validly organized and existing under the laws of the
           United States, as Trustee (the "Trustee"), relating to First Mort-
           gage Notes, including forms of First Mortgage Notes (incorporated by reference to Exhibit (A)(IV) of the Company's Quarterly Report on
           Form 10-Q for the quarterly period ended March 31, 1992).
 10(1)     MGM Grand, Inc. Nonqualified Stock Option Plan (incorporated by ref-
           erence to Exhibit A to the Company's Proxy Statement dated March 30,
           1990).
 10(2)     MGM Grand, Inc. Incentive Stock Option Plan (incorporated by refer-
           ence to Exhibit B to the Company's Proxy Statement dated March 30,
           1990).
 10(3)     Credit Agreement, as amended, among MGM Finance, MGM Grand Hotel and
           Bank of America N.T. & S.A. ("Bank Agent") and the banks named therein (the "Banks") (incorporated by reference to Exhibit 10(8) of the Company's 1992 10-K), together with amendments.
 10(4)     Guaranty executed by the Company in favor of Bank Agent and the
           Banks (incorporated by reference to Exhibit 10(9) of the Company's
           1992 10-K and Exhibit 10(3) to the Company's 1994 10-K).
 10(5)     Intercreditor Agreement by and among the Trustee, Bank Agent and
           Continental Bank, N.A., a national banking association ("Secured
           Lenders' Agent"), together with the consent thereto of MGM Finance
           (incorporated by reference to Exhibit 10(10) of the Company's 1992
           10-K).
 10(6)     Collateral Assignment by MGM Finance in favor of Secured Lender's
           Agent, together with the consent thereto of the Company, MGM Grand
           Hotel, and MGM Grand Movieworld, Inc., a Nevada corporation
           ("Movieworld") (incorporated by reference to Exhibit 10(11) of the
           Company's 1992 10-K).
 10(7)     Stock Pledge Agreement by and between the Company and Secured Lend-
           ers' Agent (incorporated by reference to Exhibit 10(12) of the
           Company's 1992 10-K).
 10(8)     Loan Agreement between MGM Grand Hotel and MGM Finance (incorporated by reference to Exhibit 10(13) of the Company's 1992 10-K).
 10(9)     Secured Promissory Note by MGM Grand Hotel in favor of MGM Finance
           (incorporated by reference to Exhibit 10(14) of the Company's 1992
           10-K).
 10(10)    Deed of Trust, Assignment of Rents and Security Agreement (the "Deed
           of Trust") by MGM Grand Hotel to Nevada Title Company, a Nevada cor-
           poration, as trustee, for the benefit of MGM Finance, as beneficiary
           (incorporated by reference to Exhibit 10(15) of the Company's 1992
           10-K).
 10(11)    Loan Guaranty by the Company in favor of MGM Finance (incorporated by reference to Exhibit 10(16) of the Company's 1992 10-K).
 10(12)    Letter Agreement, dated July 13, 1995, between the Company and Rob-
           ert R. Maxey.
 10(13)    Letter Agreement, dated October 3, 1995, between the Company and K.
           Eugene Shutler.

EXHIBIT
NUMBER                                       DESCRIPTION
------                                       -----------
10(14)    Letter Agreements, dated January 3, 1991 and February 9, 1993, between the Company and Alex Yemenidjian (incorporated by reference to Exhibit 10(19) of the Company's
          1992 10-K).
10(15)    Letter Agreement, dated February 9, 1993, between the Company and Fred Benninger
          (incorporated by reference to Exhibit 10(20) of the Company's 1992 10-K).
10(16)    Operating Agreement of New York-New York Hotel, LLC by and between MGM Grand, Inc.
          and PRMA Las Vegas, Inc. dated as of December 26, 1994 (incorporated by reference to Exhibit 10(16) to the Company's 1994 Form 10-K).
10(17)    Contribution Agreement with Joint Escrow Instructions by and among PRMA Las Vegas,
          Inc. and the Company and New York-New York Hotel, LLC dated as of December 26,
          1994 (incorporated by reference to the Company's 1994 Form 10-K).
10(18)    Construction/Revolving Loan Agreement dated as of September 15, 1995 among New
          York-New York Hotel, LLC and the Banks named therein.
10(19)    Completion Guaranty dated as of September 15, 1995 by the Company and Primadonna
          Resorts, Inc.
10(20)    Keep Well Agreement dated as of September 15, 1995 by the Company and Primadonna
          Resorts, Inc.
10(21)    Agreement for Purchase of Shares between MGM Grand Australia PTY LTD ("MGM Grand
          Australia"), the Company and the Vendors (as defined therein) dated as of June 30,
          1995.
10(22)    Loan Agreement between MGM Grand Australia and the Banks named therein dated
          September 6, 1995.
10(23)    MGM Grand, Inc. Continuing Guaranty dated as of September 1, 1995.
10(24)    Option Deed dated as of June 30, 1995 between the Shareholders named therein, the
          Company and the persons named therein.
10(25)    Promotion and Ancillary Rights Agreement, dated as of March 15, 1995, as amended, by and among DON KING PRODUCTIONS, INC., MGM GRAND HOTEL, INC. and the Company.
10(26)    Letter Agreement dated April 13, 1995 between the Company and J. Terrence Lanni.
13*       The Company's 1995 Annual Report to Stockholders.
21        List of Subsidiaries.
23        Consent of Independent Public Accountants
27        Financial Data Schedule

--------
* Except for those portions which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Report.