Form 10-Q
period 1996-03-31
MGM GRAND INC
filed 1996-05-15
CIK 789570

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549

                      ----------------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                    March 31, 1996
                              -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Transition period from            -          to             -
                               ----------------------  -----------------------

Commission File Number:                       0-16760
                       -------------------------------------------------------

                                MGM GRAND, INC.
- - ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                   88-0215232
 -------------------------------               ----------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)

        3799 Las Vegas Boulevard South, Las Vegas, Nevada         89109
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                             Outstanding at May 10, 1996
 -------------------------------              -----------------------------
  Common Stock, $.01 par value                      49,125,578 shares

                       MGM GRAND, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                           Page No.
                                                                           --------
Part I.        FINANCIAL INFORMATION
Item 1.        Financial Statements

               Condensed Consolidated Statements of
               Operations for the three months ended
               March 31, 1996 and March 31, 1995........................    1

               Condensed Consolidated Balance Sheets at
               March 31, 1996 and December 31, 1995.....................    2

               Condensed Consolidated Statements of Cash Flows
               for the three months ended March 31, 1996 and
               and March 31, 1995.......................................    3

               Notes to Condensed Consolidated Financial
               Statements...............................................    4-9

Item 2.        Management's Discussion and Analysis of Financial
               Conditions and Results of Operations.....................    10-14


PART II.       OTHER INFORMATION........................................    15

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                                  (Unaudited)


                                                  Three Months Ended
                                              ----------------------------
                                              March 31,          March 31,
                                                1996               1995
                                              ---------         ----------
REVENUES:
  Casino                                       $130,256          $ 91,326
  Room                                           43,801            38,891
  Food and beverage                              20,094            22,795
  Entertainment, retail and other                29,109            22,649
                                               --------          --------
                                                223,260           175,661
  Less: promotional allowances                   13,956            13,776
                                               --------          --------
                                                209,304           161,885
                                               --------          --------
EXPENSES:
  Casino                                         56,330            49,732
  Room                                           11,782            10,825
  Food and beverage                              12,273            14,712
  Entertainment, retail and other                22,621            19,009
  Provision for doubtful accounts
    and discounts                                15,626             8,176
  General and administrative                     24,722            24,528
  Depreciation and amortization                  15,216            12,570
                                               --------          --------
                                                158,570           139,552
                                               --------          --------
OPERATING PROFIT BEFORE
  CORPORATE EXPENSE                              50,734            22,333
CORPORATE EXPENSE                                 1,511             2,027
                                               --------          --------
OPERATING INCOME                                 49,223            20,306
                                               --------          --------
OTHER INCOME (EXPENSE):
  Interest income                                 1,581               548
  Interest expense, net of
    amounts capitalized                         (15,797)          (15,329)
  Other, net                                       (479)               --
                                               --------          --------
                                                (14,695)          (14,781)
                                               --------          --------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                                   34,528             5,525
  Provision for income taxes                         --                --
                                               --------          --------
NET INCOME                                     $ 34,528          $  5,525
                                               ========          ========
PER SHARE OF COMMON STOCK:
  Net income                                   $   0.70          $   0.11
                                               ========          ========
Weighted average shares
  outstanding (000's)                            49,604            48,555
                                               ========          ========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                       MGM GRAND, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (Unaudited)

                                    ASSETS

                                                  March 31,        December 31,
                                                    1996               1995
                                                 ----------        ------------
CURRENT ASSETS:
  Cash and cash equivalents                      $  183,580         $  110,017
  Accounts receivable, net                           52,719             78,559
  Prepaid expenses                                   16,311             12,657
  Inventories                                        10,662             10,982
  Notes receivable                                      247                529
                                                 ----------         ----------
    Total current assets                            263,519            212,744
                                                 ----------         ----------
PROPERTY AND EQUIPMENT, NET                         903,641            903,906
OTHER ASSETS:
  Investments in unconsolidated affiliates           54,552             53,611
  Deposits                                           15,366             16,340
  Excess of purchase price over fair market
    value of net assets acquired, net                40,390             40,662
  Other assets, net                                  57,403             54,959
                                                 ----------         ----------
    Total other assets                              167,711            165,572
                                                 ----------         ----------
                                                 $1,334,871         $1,282,222
                                                 ==========         ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $   16,841         $   20,746
  Current obligation, capital leases                  2,772              2,170
  Accrued interest on long term debt                 23,421              9,368
  Other accrued liabilities                          93,782             87,146
                                                 ----------         ----------
    Total current liabilities                       136,816            119,430
                                                 ----------         ----------

DEFERRED REVENUES                                     9,783              8,568
DEFERRED INCOME TAXES                                    --              8,134
LONG TERM OBLIGATION, CAPITAL LEASES                  9,613             10,443
LONG TERM DEBT                                      555,131            551,099
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock ($.01 par value,
    75,000,000 shares authorized,
    49,085,078 and 48,774,856 shares issued)            491                488
  Capital in excess of par value                    626,990            623,489
  Note receivable from stock sale                    (5,000)           (10,000)
  Retained earnings (deficit)                         4,043            (30,485)
  Currency translation adjustment                    (2,996)             1,056
                                                 ----------         ----------
    Total stockholders' equity                      623,528            584,548
                                                 ----------         ----------
                                                 $1,334,871         $1,282,222
                                                 ==========         ==========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                               March 31,
                                                       -----------------------
                                                          1996          1995
                                                       ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $ 34,528     $  5,525
  Adjustments to reconcile net income to
    net cash from operating activities:
    Amortization of debt offering costs                      754          401
    Depreciation and amortization                         15,243       12,595
    Provision for doubtful accounts and discounts         15,626        8,176
    Change in assets and liabilities:
      Accounts receivable                                 10,214       (2,069)
      Inventories                                            230          651
      Prepaid expenses                                    (3,654)      (3,326)
      Deferred income taxes                              (12,318)          --
      Accounts payable, accrued liabilities
        and other                                         18,567       (14,266)
      Currency translation adjustment                        (21)           --
                                                        --------      --------
        Net cash from operating activities                79,169         7,687
                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of property and equipment                    (14,120)      (12,426)
  Dispositions of property and equipment, net                277           135
  Note receivable                                            282         9,285
  Deposits and other assets, net                            (549)      (59,945)
                                                        --------      --------
        Net cash from investing activities               (14,110)      (62,951)
                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing under line of credit                           2,294         8,000
  Repayment of line of credit                             (2,294)           --
  Issuance of common stock                                 8,504           760
                                                        --------      --------
        Net cash from financing activities                 8,504         8,760
                                                        --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      73,563       (46,504)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         110,017        75,859
                                                        --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $183,580      $ 29,355
                                                        ========      ========

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                       MGM GRAND, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Basis of Presentation

      MGM Grand, Inc. (the "Company") is a Delaware corporation, incorporated on January 29, 1986. As of March 31, 1996, approximately 72.5% of the outstanding shares of the Company's common stock were owned by Kirk Kerkorian and Tracinda Corporation ("Tracinda"), a Nevada corporation wholly-owned by Kirk Kerkorian.

      Through its wholly-owned subsidiary, MGM Grand Hotel, Inc. ("MGM Grand Hotel") the Company owns and operates MGM Grand Hotel/Casino ("MGM Grand Las Vegas"), a fully integrated hotel/casino and entertainment complex in Las Vegas, Nevada. MGM Grand Las Vegas commenced operations on December 18, 1993.

      Through its wholly-owned subsidiary, MGM Grand Australia Pty Ltd., the Company owns and operates the MGM Grand Diamond Beach Hotel/Casino ("MGM Grand Australia"), a hotel/casino resort in Darwin, Australia. MGM Grand Australia commenced operations on September 7, 1995, the date of acquisition.

      On December 28, 1994, the Company and Primadonna Resorts, Inc. ("Primadonna") executed definitive agreements for the formation of New York-New York Hotel, LLC ("NYNY"), a 50% joint venture between the Company and Primadonna. The project is located on 20 acres at one of the busiest intersections in Nevada, the northwest corner of Tropicana Avenue and Las Vegas Boulevard across from MGM Grand Las Vegas. Groundbreaking occurred on March 30, 1995. The plans for NYNY call for the destination resort to include a 2,035-room hotel and casino, themed entertainment attractions and restaurants and retail outlets at an approximate cost of $460,000,000, including land, construction and preopening costs, and capitalized interest. The Company and Primadonna will jointly and equally own, develop and operate NYNY. Completion is scheduled for December 1996.

      The Company and Bally's Las Vegas jointly own and operate an elevated monorail linking MGM Grand Las Vegas with the corner of Flamingo Road and the Las Vegas Strip. The monorail is a one-mile, high-capacity, transit-grade system, and costs are shared equally with Bally's Las Vegas.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally

                       MGM GRAND, INC. AND SUBSIDIARIES

Note 1.  Organization and Basis Presentation (continued)

accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1995 Annual Report included in Form 10-K.

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996, and the results of operations for the three month periods ended March 31, 1996 and March 31, 1995. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to prior period financial statements to conform with the 1996 presentation.

Note 2.  Statements of Cash Flows

      For the three months ended March 31, 1996 and March 31, 1995, cash payments made for interest were $2,066,000 and $529,000, respectively.

      Cash payments made for state and federal taxes for the three months ended March 31, 1996 and March 31, 1995 were $2,027,000 and $500,000, respectively.

Note 3.  Long Term Debt and Notes Payable

      Long term debt consisted of the following (in thousands):

                                                 March 31,          December 31,
                                                   1996                 1995
                                              --------------       ---------------
11-3/4% First Mortgage Notes
  due May 1, 1999                                $220,000             $220,000
12% First Mortgage Notes
  due May 1, 2002                                 253,000              253,000
Australian Hotel/Casino Loan                       82,131               78,099
                                                 --------             --------
                                                 $555,131             $551,099
                                                 ========             ========

                       MGM GRAND, INC. AND SUBSIDIARIES

Note 3.  Long Term Debt and Notes Payable (continued)

      Total interest incurred for the first three months of 1996 and 1995 was $16,914,000 and $15,329,000, respectively, of which $1,117,000 was capitalized in the 1996 period, related to construction of the Company's joint venture project NYNY. No interest was capitalized in the first quarter of 1995.

      The Company has a $60,000,000 line of credit with several banks for MGM Grand Hotel. No amounts were outstanding under the line of credit during the three months ended March 31, 1996, and $8,000,000 was outstanding as of March 31, 1995.

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

      The Australian bank facility provides a total availability of approximately $82,131,000 (AUS$105,000,000) and includes funding for general corporate purposes. Interest on the facility is based on the bank reference rate or eurodollar rate. The loan agreement contains various restrictive covenants on the Company and MGM Grand Australia, including the maintenance of certain financial ratios and limitations on additional debt, dividends, and disposition of assets. It also restricts acquisitions and similar transactions. The indebtedness has been wholly guaranteed by the Company and matures in December 2000.

      MGM Grand Australia has a $15,644,000 (AUS$20,000,000) uncommitted standby line of credit, with a funding period of 91 days for working capital purposes. During the three months ended March 31, 1996, $2,294,000 was borrowed and repaid under the bank facility.

      On September 20, 1995 NYNY, a joint venture between the Company and Primadonna Resorts, Inc. (see Note 1) completed its bank financing for up to $225,000,000. The non-revolving construction line of credit converts to a reducing revolver upon completion of construction and commencement of operations. The Company and Primadonna Resorts, Inc. (the "Partners") have guaranteed completion of the project as a condition to facility availability, and have executed a joint and

                       MGM GRAND, INC. AND SUBSIDIARIES

Note 3.  Long Term Debt and Notes Payable (continued)

several unlimited Keep-Well Agreement. The agreement provides that in the event of insufficient bank loan ratios by NYNY, the Partners will make cash infusions which are sufficient to bring NYNY into compliance with covenants.

Note 4.  Issuance of Common Stock

      On May 24, 1995, the Company and MGM Grand Hotel, Inc. entered into a Promotion agreement with Don King Productions, Inc. ("DKP"), pursuant to which, among other things: (i) MGM Grand Las Vegas will have the exclusive right to present six of Mike Tyson's first seven fights; (ii) MGM Grand Hotel made a non-interest bearing working capital advance of $15,000,000 to DKP, to be repaid on January 25, 1998; (iii) the Company sold DKP 618,557 treasury shares of the Company's common stock for $15,000,000, evidenced by a non-interest bearing promissory note to be repaid in three $5,000,000 installments out of the proceeds of each of the first three Tyson fights which occur in the MGM Grand Garden or at another site selected by MGM Grand Hotel; (iv) the Company guaranteed to DKP that the market value of the shares will equal or exceed $30,000,000 ($48.50 per share) as of January 25, 1998; and (v) the Company and DKP entered into security agreements and a registration rights agreement with respect thereto. The remaining balance outstanding of $5,000,000 on the non-interest bearing promissory note is reflected as a note receivable from stock sale and is included in stockholders' equity.

Note 5.  Earnings per Share

      Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during each period (49,604,127 and 48,554,545 shares) for the three month periods ended March 31, 1996 and 1995, respectively.

Note 6. Income Taxes

      The Company accounts for income taxes according to Statement of Financial Accounting Standard No. 109, "Accounting for income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a deferred tax asset to the extent that realization of such asset is more likely than not. Otherwise, a valuation allowance is applied. As of March 31, 1996, the Company determined that $4,741,000 of deferred tax assets did not satisfy

                       MGM GRAND, INC. AND SUBSIDIARIES

Note 6.  Income Taxes (continued)

the recognition criteria set forth in the standard. Accordingly, valuation allowance was recorded for the deferred tax assets.

      The provision (benefit) for income taxes for the quarters ended March 31, 1996 and 1995, is as follows (in thousands):

                                                       March 31,
                                              ------------------------------
                                                 1996               1995
                                              -------             ----------
Current-Federal.........................      $ 9,811             $     --
Deferred-Federal........................       (9,811)                  --
                                              -------             ----------
     Total..............................      $   --              $     --
                                              =======             ==========

      Reconciliation of the income tax rate and the Company's effective tax rate is as follows:

                                                        March 31,
                                              ---------------------------
                                               1996                 1995
                                              ------               ------
Effective income tax rate...........            35.0%                35.0%
Other...............................             1.5                  --
Reduction in valuation allowance....           (36.5)               (35.0)
                                              ------               ------
Effective tax rate..................             -- %                 -- %
                                              ======               ======

       As of March 31, 1996 and December 31, 1995, after having given effect to SFAS 109, the major tax-effected components of the Company's net deferred tax liability are as follows (in thousands):

                                              March 31,         December 31,
                                                1996                1995
                                              ---------         -----------
DEFERRED TAX ASSETS--FEDERAL............      $ 71,533            $ 71,850
   Less: Valuation allowance...........         (4,741)            (18,013)
                                              --------            --------
   Net deferred tax assets.............         66,792              53,837

DEFERRED TAX LIABILITIES...............        (62,608)            (61,971)
                                              --------            --------
NET DEFERRED TAX ASSET (LIABILITY).....          4,184              (8,134)
                                              ========            ========

      The net deferred tax asset at March 31, 1996, is included in other assets in the accompanying condensed consolidated balance sheets.

                       MGM GRAND, INC. AND SUBSIDIARIES

Note 6.  Income Taxes (continued)

      At March 31, 1996, the Company had a net operating loss carryforward for income tax purposes of approximately $95,100,000 which expires in different periods through 2010, General Business Credit carryovers of $2,400,000 which expires in different periods through 2010, and an Alternative Minimum Tax credit carryover of $12,000,000 which does not expire.

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

      This Form 10-Q contains forward-looking statements within the meaning of section 27a of the Securities Act of 1933, as amended. Actual results could differ materially from those projected in the forward-looking statements.

Results of Operations

      The Company, through its wholly-owned subsidiaries, owns and operates the MGM Grand Hotel/Casino ("MGM Grand Las Vegas") in Las Vegas, Nevada which commenced operations on December 18, 1993, and the MGM Grand Australia Hotel/Casino ("MGM Grand Australia"), which was acquired on September 7, 1995.

                                                      Three Months Ended
                                                           March 31,
                                                 ---------------------------
                                                    1996             1995
                                                 -----------     -----------
                                                        (In thousands)
Operating revenues:
   MGM Grand Las Vegas.........................   $ 200,782       $ 161,961
   MGM Grand Australia.........................       8,797             --
   Eliminations................................   $    (275)            (76)
                                                  ---------       ---------
                                                  $ 209,304       $ 161,885
                                                  =========       =========
Operating income:
   MGM Grand Las Vegas.........................   $  52,546       $  22,333
   MGM Grand Australia.........................      (1,812)            --
                                                  ---------       ---------
                                                     50,734          22,333
   Corporate expense...........................      (1,511)         (2,027)
                                                  ---------       ---------
                                                     49,223          20,306

Interest income................................       1,581             548
Interest expense, net..........................     (15,797)        (15,329)
Other, net.....................................        (479)            --
Provision for income taxes.....................          --             --
                                                  ---------       ---------
Net income.....................................   $  34,528       $   5,525
                                                  =========       =========

                                     -10-

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         (Continued)

Quarter versus Quarter

      Net revenues for the first quarter of 1996 were $209,304,000, representing an increase of $47,419,000 (29.3%), compared with $161,885,000 during the same period in the prior year. The significant improvement for the first quarter of 1996 over the prior year period reflects the Company's emphasis on building the national customer base and improvement in customer mix, while continuing to reduce revenue volatility.

      Casino revenues for the first quarter of 1996 were $130,256,000, representing an increase of $38,930,000 (42.6%) when compared with $91,326,000 during the same period in the prior year. The increase was primarily due to MGM Grand Las Vegas casino revenues of $122,747,000 for the first quarter of 1996 which increased $31,421,000 (34.4%), compared with $91,326,000 during the same period in the prior year. The increase was attributable to improved overall volume and win percentages for table games and slots, partially offset by a lower win in Baccarat as a result of a decreased volume when compared with the prior year. As a result of management's more prudent approach to high-end gaming and renewed focus on middle market customer growth, the volatile effects of liberal casino policies with respect to high-end gaming which reduced hold percentages and significantly suppressed the 1995 first quarter results, have not affected the 1996 first quarter. MGM Grand Australia reported casino revenues for the period of $7,509,000 (data for the prior year period before the September 1995 acquisition of MGM Grand Australia is not applicable). MGM Grand Australia was under renovation and construction for much of the quarter, which adversely affected revenues. In addition, casino revenues at MGM Grand Australia were adversely impacted by abnormally low win percentages. The Company is implementing revenue enhancement, cost containment and volatility reduction programs at MGM Grand Australia similar to those adopted at MGM Grand Las Vegas.

      Room revenues of $43,801,000 for the first quarter of 1996 increased $4,910,000 (12.6%), compared with $38,891,000 in the prior period. MGM Grand Las Vegas room revenues were $43,523,000, an increase of $4,605,000 (11.8%) when compared with $38,918,000 in the same period of the prior year. The increase was principally due to an improved occupancy of 93.3% and room rate of $103 in the quarter of 1996, compared with 87.5% and $99, respectively, in the same period of the prior year. MGM Grand Australia reported room revenues of $323,000 on a hotel occupancy of 54.6% for the first quarter of 1996, reflecting the effects of the renovation and construction, and the lower occupancy of the "wet" season.

      Food and beverage revenues were $20,094,000 in the first quarter of 1996, representing a decrease of $2,701,000 (11.8%),

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         (Continued)

Quarter versus Quarter (continued)

compared with $22,795,000 in the first quarter of the prior year. The decrease in the first quarter of 1996 was due to the outsourcing of three restaurants to premiere operators in the third and fourth quarters of 1995. MGM Grand Australia reported food and beverage revenues of $1,243,000 for the first quarter of 1996.

     Entertainment, retail and other revenues were $29,109,000 for the first quarter of 1996, representing an increase of $6,460,000 (28.5%) when compared with $22,649,000 in the first quarter of 1995. The increase in revenues for the first quarter of 1996 was largely due to the EFX production show which commenced in late March 1995. Additionally, revenues increased as a result of the Star Lane Shops retail mall, which was not operational in the first quarter of the prior year, and lease income from the previously noted outsourcing of three restaurants in the third and fourth quarters of 1995. The overall increase in revenue was partially offset by reduced revenues at the Theme Park as a result of both a drop in attendance and reduced ticket prices, and a decrease in revenues from the MGM Grand Garden which held three events in the first quarter of 1996, compared with eight events in the prior year's quarter.

     Operating expense was $158,570,000 in the first quarter of 1996, representing an increase of $19,018,000 (13.6%) when compared with $139,552,000 in the first quarter of 1995. The overall increase was primarily attributable to higher casino taxes as a result of the improved gaming activity, increased casino marketing costs for special events, increased room department payroll costs associated with the increased occupancy in the first quarter of 1996, and operating costs of EFX and the Star Lane Shops retail mall, which opened during March 1995 and September 1995, respectively. Additionally, the provision for doubtful accounts and discounts increased by $7,450,000. Depreciation and amortization increased in the current quarter due to the addition of EFX equipment and the Star Lane Shops retail mall, as well as other asset additions, which were not fully depreciated in the 1995 period. Such expense increases were partially offset by decreases in costs resulting from the effects of the restructuring plan and the continuing cost containment efforts.

      Operating income was $49,223,000 for the quarter ended March 31, 1996 representing an increase of $28,917,000 (142.2%) over $20,306,000 for the same period in 1995. MGM Grand Las Vegas operating income was $52,546,000 for the first quarter of 1996 representing an increase of $30,214,000 (135.3%) from $22,332,000 in the prior year's quarter. MGM Grand Australia incurred an operating loss for the period of $1,812,000.

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         (Continued)

Quarter versus Quarter (continued)

      Corporate and other expenses decreased to $1,511,000 in the first quarter of 1996, compared with $2,027,000 in the same period of 1995, primarily attributable to a reduction of amortization related to the Don King Productions, Inc., boxing agreement.

      Interest income of $1,581,000 for the period ended March 31, 1996, increased by $1,033,000 from $548,000 in the first quarter of 1995. The increase was attributable to higher invested cash balances at MGM Grand Las Vegas during the first quarter of 1996 reflecting the strong operating activity and increased collections on casino receivables, when compared with the lower cash balances in the prior year.

     Interest expense in the first quarter of 1996 of $15,797,000 (net of capitalized interest) increased slightly by $468,000, compared with $15,329,000 in the same period of 1995. The increase in the first quarter of 1996 was primarily due to interest of $1,820,000 related to the MGM Grand Australia bank loan, which was not outstanding during the same period of 1995, partially offset by capitalized interest of $1,117,000 for the New York-New York construction project. Additional interest expense was incurred in the first quarter of 1995 as a result of $8,000,000 outstanding on the MGM Grand Las Vegas bank line of credit which had been repaid by the first quarter of 1996.

     Income tax provision has not been recorded due to utilization of tax benefits not realized in prior years, which have offset any provision for the current period.

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         (Continued)

Liquidity and Capital Resources

     As of March 31, 1996 and December 31, 1995, the Company held cash and cash equivalents of $183,580,000 and $110,017,000, respectively. Cash provided by operating activities for the first three months of 1996 was $79,169,000 when compared with $7,687,000 for the first three months of 1995.

     Capital expenditures during the first three months of 1996 were $14,120,000, consisting primarily of $8,029,000 related to MGM Grand Las Vegas general property improvements, and $5,994,000 at MGM Grand Australia for the renovation program which includes enhanced guest accommodations, public areas, and other property improvements.

     On May 6, 1996, MGM Grand Las Vegas announced details of a 30-month, $250,000,000 Master Plan designed to transform the facility into "The City of Entertainment", thus creating additional exciting food, beverage, entertainment and retail venues. The Plan features a series of substantive improvements and additions throughout its 112-acre destination resort property. The Master Plan will unfold in four phases, and is scheduled to begin in June 1996. Details of the extensive renovation include refurbishment of the lion entry, the porte cochere, casino areas, luxury suites, parking facilities, and the theme park. In addition, new facilities include a convention center, entertainment/retail complex, and a second porte cochere entrance. The Company is evaluating the alternative use and/or disposition of certain existing assets, which could be affected by implementation of the Master Plan. Although the specific assets to be redeployed, or disposed of, in connection with the Master Plan has not yet been determined, the write-down of the carrying value of such assets is not currently expected to exceed $20,000,000.

     The remaining expenditures for 1996 are expected to be approximately $76,700,000, of which approximately $32,000,000 relate to MGM Grand Las Vegas for general property improvements, and approximately $39,500,000 for the Master Plan property renovation. MGM Grand Australia remaining capital expenditures for 1996 are expected to be approximately $5,200,000, related to the renovation program and for general property improvements.

     On September 20, 1995, bank financing of up to $225,000,000 was completed by NYNY. The first draw down occurred on September 30, 1995, and as of March 31, 1996 $119,601,000 had been drawn down under the facility. Capital lease financing of up to $60,000,000 is anticipated during 1996. The Company may contribute additional equity for its share of the amount necessary to complete the project. As a lender requirement for the project financing, both the Company and Primadonna were required to enter into a joint and several completion guarantee, as well as a Keep-Well Agreement (see Note 3).

     In order to significantly lower the Company's cost of capital, enhance financial flexibility and position the Company to finance its anticipated future growth, MGM Grand has arranged for a new $500 million bank credit facility to replace its existing high cost public debt. In May 1996, the Company received a commitment from BA Securities, Inc., an affiliate of Bank of America N.T. & S.A. ("B of A"), to arrange for a new $500 million senior reducing revolving credit facility as well as a commitment from B of A for a $125 million interim facility. The Company plans to sell approximately 7,500,000 shares of Common Stock (excluding Underwriter's option to purchase 1,125,000 shares of common stock) in an underwritten public offering (the "Offering"). Based upon the closing price of the common stock, as reported by the New York Stock Exchange on May 13, 1996 ($41.00), it is anticipated that the net proceeds of the Offering will be approximately $295.0 million ($339.4 million if the Underwriters' over-allotment option is exercised in full).

The bank facilities will be used, together with cash on hand, and proceeds from the Offering, to defease the outstanding secured debt obligations of MGM Grand Hotel Finance Corp., a wholly owned subsidiary of the Company, which consists of $220 million of 11 3/4% First Mortgage Notes due May 1, 1999 and $253 million of 12% First Mortgage Notes due May 1, 2002.

It is anticipated that the defeasance will result in an extraordinary charge of approximately $37 million.

                        MGM GRAND, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         (Continued)

PART II.  OTHER INFORMATION

None of the items 1 through 4 of Part II are applicable.

Item 5.  Legal Proceedings

     On April 5, 1996, a lawsuit was filed in the Superior Court of California, County of Los Angeles by Sheldon Gordon and Randy Brant against the Company. The suit alleges that the Company breached an oral joint venture agreement to have real estate developers Gordon/Brant design and develop a retail and entertainment center at the portion of the hotel/casino which fronts the Strip. They are suing for $350,000 in costs advanced in anticipation of the project being constructed, as well as damages of approximately $100,000,000 from lost profits that would have resulted upon completion, and damage to their reputations. Management believes that the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial condition or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

         10.1  Commitment letter for Interim Bank Financing dated May 13, 1996.
         10.2  Commitment letter for Credit Facility dated May 13, 1996.

     b.  Reports on Form 8-K

         none

                       MGM GRAND, INC. AND SUBSIDIARIES

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      MGM GRAND, INC.
                                              ------------------------------
                                                       (Registrant)


                                                /s/ Alejandro Yemenidjian
Date: May 10, 1996                            ------------------------------
                                                   Alejandro Yemenidjian
                                                President, Chief Operating
                                               Officer, and Chief Financial
                                                         Officer
                                               (principal financial officer)



                                                /s/ Scott  Langsner
Date: May 10, 1996                            ------------------------------
                                                     Scott  Langsner
                                                   Secretary/Treasurer
                                              (principal accounting officer)