Form 10-K/A
period 1995-12-31
MGM GRAND INC
filed 1996-06-26
CIK 789570

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                AMENDMENT NO. 1
(MARK ONE)

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

Securities registered pursuant to Section 12(b) of the Act:

                                           NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                         ON WHICH REGISTERED
- -------------------                        ---------------------
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

                                   PART IV

Item 14(a) 3. EXHIBITS

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------                               -----------
  3(1)     Certificate of Incorporation of Company, as amended (incorporated by reference to Exhibit 3(1) to Registration Statement No. 33-3305).
  3(2)     Bylaws of Company, as amended (incorporated by reference to Exhibit
           3(2) to Registration Statement No. 33-30337).
  4        Indenture, dated as of May 1, 1992, among MGM Grand Hotel Finance
           Corp. ("MGM
           Finance"), as issuer, the Company, as guarantor, MGM Grand Hotel,
           Inc. ("MGM Grand Hotel"), as obligor with respect to certain cove-
           nants, and U.S. Trust Company of California, N.A., a national bank-
           ing corporation validly organized and existing under the laws of the
           United States, as Trustee (the "Trustee"), relating to First Mort-
           gage Notes, including forms of First Mortgage Notes (incorporated by reference to Exhibit (A)(IV) of the Company's Quarterly Report on
           Form 10-Q for the quarterly period ended March 31, 1992).
 10(1)     MGM Grand, Inc. Nonqualified Stock Option Plan (incorporated by ref-
           erence to Exhibit A to the Company's Proxy Statement dated March 30,
           1990).
 10(2)     MGM Grand, Inc. Incentive Stock Option Plan (incorporated by refer-
           ence to Exhibit B to the Company's Proxy Statement dated March 30,
           1990).
 10(3)     Credit Agreement, as amended, among MGM Finance, MGM Grand Hotel and
           Bank of America N.T. & S.A. ("Bank Agent") and the banks named therein (the "Banks") (incorporated by reference to Exhibit 10(8) of the Company's 1992 10-K), together with amendments.
 10(4)     Guaranty executed by the Company in favor of Bank Agent and the
           Banks (incorporated by reference to Exhibit 10(9) of the Company's
           1992 10-K and Exhibit 10(3) to the Company's 1994 10-K).
 10(5)     Intercreditor Agreement by and among the Trustee, Bank Agent and
           Continental Bank, N.A., a national banking association ("Secured
           Lenders' Agent"), together with the consent thereto of MGM Finance
           (incorporated by reference to Exhibit 10(10) of the Company's 1992
           10-K).
 10(6)     Collateral Assignment by MGM Finance in favor of Secured Lender's
           Agent, together with the consent thereto of the Company, MGM Grand
           Hotel, and MGM Grand Movieworld, Inc., a Nevada corporation
           ("Movieworld") (incorporated by reference to Exhibit 10(11) of the
           Company's 1992 10-K).
 10(7)     Stock Pledge Agreement by and between the Company and Secured Lend-
           ers' Agent (incorporated by reference to Exhibit 10(12) of the
           Company's 1992 10-K).
 10(8)     Loan Agreement between MGM Grand Hotel and MGM Finance (incorporated by reference to Exhibit 10(13) of the Company's 1992 10-K).
 10(9)     Secured Promissory Note by MGM Grand Hotel in favor of MGM Finance
           (incorporated by reference to Exhibit 10(14) of the Company's 1992
           10-K).
 10(10)    Deed of Trust, Assignment of Rents and Security Agreement (the "Deed
           of Trust") by MGM Grand Hotel to Nevada Title Company, a Nevada cor-
           poration, as trustee, for the benefit of MGM Finance, as beneficiary
           (incorporated by reference to Exhibit 10(15) of the Company's 1992
           10-K).
 10(11)    Loan Guaranty by the Company in favor of MGM Finance (incorporated by reference to Exhibit 10(16) of the Company's 1992 10-K).
 10(12)    Letter Agreement, dated July 13, 1995, between the Company and Rob-
           ert R. Maxey.
 10(13)    Letter Agreement, dated October 3, 1995, between the Company and K.
           Eugene Shutler.

 EXHIBIT
 NUMBER                                       DESCRIPTION
- -------                                       -----------
 10(14)    Letter Agreements, dated January 3, 1991 and February 9, 1993, between the Company and Alex Yemenidjian (incorporated by reference to Exhibit 10(19) of the Company's
           1992 10-K).
 10(15)    Letter Agreement, dated February 9, 1993, between the Company and Fred Benninger
           (incorporated by reference to Exhibit 10(20) of the Company's 1992 10-K).
 10(16)    Operating Agreement of New York-New York Hotel, LLC by and between MGM Grand, Inc.
           and PRMA Las Vegas, Inc. dated as of December 26, 1994 (incorporated by reference to Exhibit 10(16) to the Company's 1994 Form 10-K).
 10(17)    Contribution Agreement with Joint Escrow Instructions by and among PRMA Las Vegas,
           Inc. and the Company and New York-New York Hotel, LLC dated as of December 26,
           1994 (incorporated by reference to the Company's 1994 Form 10-K).
 10(18)    Construction/Revolving Loan Agreement dated as of September 15, 1995 among New
           York-New York Hotel, LLC and the Banks named therein.
 10(19)    Completion Guaranty dated as of September 15, 1995 by the Company and Primadonna
           Resorts, Inc.
 10(20)    Keep Well Agreement dated as of September 15, 1995 by the Company and Primadonna
           Resorts, Inc.
 10(21)    Agreement for Purchase of Shares between MGM Grand Australia PTY LTD ("MGM Grand
           Australia"), the Company and the Vendors (as defined therein) dated as of June 30,
           1995.
 10(22)    Loan Agreement between MGM Grand Australia and the Banks named therein dated
           September 6, 1995.
 10(23)    MGM Grand, Inc. Continuing Guaranty dated as of September 1, 1995.
 10(24)    Option Deed dated as of June 30, 1995 between the Shareholders named therein, the
           Company and the persons named therein.
           by and among DON KING PRODUCTIONS, INC., MGM GRAND HOTEL, INC. and the Company.
 10(26)    Letter Agreement dated April 13, 1995 between the Company and J. Terrence Lanni.
 13*       The Company's 1995 Annual Report to Stockholders.
 21        List of Subsidiaries.
 23        Consent of Independent Public Accountants.
 27        Financial Data Schedule.

- --------
* Except for those portions which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Report.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of January, 1996.


                                          MGM GRAND, INC.


                                          By /s/ SCOTT LANGSNER
                                             ----------------------
                                             Scott Langsner
                                             Secretary/Treasurer