Form 10-Q
period 1996-06-30
MGM GRAND INC
filed 1996-08-14
CIK 789570

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended            June 30, 1996
                              -------------------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Transition period from _______________________ to _____________________

Commission File Number:           0-16760
                       --------------------------------------------------------


                                MGM GRAND, INC.
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                    88-0215232
- - -------------------------------------        ----------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification No.)

     3799 Las Vegas Boulevard South, Las Vegas, Nevada              89109
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at August 9, 1996
     -----------------------------          -----------------------------------
     Common Stock, $.01 par value                      57,765,578 shares

                       MGM GRAND, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                   I N D E X

                                                                        Page No.
                                                                        --------

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Statements of Operations for the
           three months and six months ended June 30, 1996 and June
           30, 1995.....................................................    1

           Condensed Consolidated Balance Sheets at June 30, 1996
           and December 31, 1995........................................    2

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 1996 and June 30, 1995.............    3

           Notes to Condensed Consolidated Financial Statements.........   4-8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................   9-17

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings............................................   18

  Item 4.  Submission of Matters to a Vote of Security Holders at
           the Annual Shareholder Meeting Held on May 7, 1996...........  18-19

  Item 5.  Development of MGM Grand Atlantic City.......................   19

  Item 6.  Press Release Dated July 9, 1996.............................   19

           Signatures...................................................   20

           Exhibit I


                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)


                                             Three Months Ended                  Six Months Ended
                                                   June 30,                          June 30,
                                          ------------------------            ------------------------
                                            1996            1995                1996            1995
                                          --------        --------            --------        --------
REVENUES:
   Casino                                 $106,737        $ 85,879            $236,993        $177,205
   Room                                     43,624          40,493              87,425          79,384
   Food and beverage                        19,441          24,080              39,535          46,874
   Entertainment, retail and
     other                                  33,002          32,360              62,111          55,010
                                          --------        --------            --------        --------
                                           202,804         182,812             426,064         358,473
   Less: promotional allowances             12,319          14,415              26,275          28,191
                                          --------        --------            --------        --------
                                           190,485         168,397             399,789         330,282
                                          --------        --------            --------        --------

EXPENSES:
   Casino                                   49,738          47,296             106,068          97,028
   Room                                     12,835          11,658              24,617          22,482
   Food and beverage                        12,056          15,386              24,329          30,098
   Entertainment, retail and other          20,701          25,183              43,322          44,192
   Provision for doubtful accounts
     and discounts                           4,541          19,070              20,167          27,245
   General and administrative               24,938          24,447              49,660          48,975
   Depreciation and amortization            15,426          13,939              30,642          26,510
                                          --------        --------            --------        --------
                                           140,235         156,979             298,805         296,530
                                          --------        --------            --------        --------

OPERATING PROFIT BEFORE
   CORPORATE EXPENSE                        50,250          11,418             100,984          33,752

CORPORATE EXPENSE                           (1,635)         (2,738)             (3,146)         (4,765)
                                          --------        --------            --------        --------
OPERATING INCOME                            48,615           8,680              97,838          28,987
                                          --------        --------            --------        --------

OTHER INCOME (EXPENSE):
   Interest income                           1,841             442               3,422             990
   Interest expense, net of
     capitalized interest                  (15,942)        (15,784)            (31,739)        (31,114)
   Other, net                                 (183)             25                (662)             25
                                          --------        --------            --------        --------
                                           (14,284)        (15,317)            (28,979)        (30,099)
                                          --------        --------            --------        --------

INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES                         34,331          (6,637)             68,859          (1,112)
   Provision for income taxes              (13,696)              -             (13,696)              -
                                          --------        --------            --------        --------
NET INCOME (LOSS)                         $ 20,635        $ (6,637)           $ 55,163        $ (1,112)
                                          ========        ========            ========        ========

PER SHARE OF COMMON STOCK:
      Net income (loss)                   $    .41        $   (.14)           $   1.11        $   (.02)
                                          ========        ========            ========        ========

   Weighted average shares
     outstanding (000's)                    50,160          48,063              49,745          48,000
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

                       MGM GRAND, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (Unaudited)
                                    ASSETS

                                                                  June 30,       December 31,
                                                                    1996             1995
                                                                 ----------      ------------


CURRENT ASSETS:
  Cash and cash equivalents                                      $  210,194       $  110,017
  Accounts receivable, net                                           45,347           78,559
  Prepaid expenses and other                                         14,682           13,186
  Inventories                                                        10,120           10,982
                                                                 ----------       ----------
      Total current assets                                          280,343          212,744
                                                                 ----------       ----------

PROPERTY AND EQUIPMENT, NET                                         899,258          903,906

OTHER ASSETS:
  Investments in unconsolidated affiliates                           55,497           53,611
  Deposits                                                           15,269           16,340
  Excess of purchase price over fair market
    value of net assets acquired, net                                39,953           40,662
  Other assets, net                                                  57,089           54,959
                                                                 ----------       ----------
      Total other assets                                            167,808          165,572
                                                                 ----------       ----------
                                                                 $1,347,409       $1,282,222
                                                                 ==========       ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $    7,837        $  20,746
  Note payable                                                        1,968                -
  Current obligation, capital leases                                  2,726            2,170
  Accrued interest on long term debt                                  9,368            9,368
  Other accrued liabilities                                          97,544           87,146
                                                                 ----------       ----------
      Total current liabilities                                     119,443          119,430
                                                                 ----------       ----------

DEFERRED REVENUES                                                     8,800            8,568
DEFERRED INCOME TAXES                                                 4,443            8,134
LONG TERM OBLIGATION, CAPITAL LEASES                                  9,092           10,443
LONG TERM DEBT                                                      555,635          551,099
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock ($.01 par value,
    75,000,000 shares authorized,
    49,145,246 and 48,774,856 shares issued)                            491              488
  Capital in excess of par value                                    633,309          623,489
  Note receivable from stock sale                                    (5,000)         (10,000)
  Retained earnings (deficit)                                        24,678          (30,485)
  Currency translation adjustment                                    (3,482)           1,056
                                                                 ----------       ----------
      Total stockholders' equity                                    649,996          584,548
                                                                 ----------       ----------
                                                                 $1,347,409       $1,282,222
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

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                                             Six Months Ended
                                                                  June 30,
                                                           ---------------------
                                                             1996         1995
                                                           --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $ 55,163     $ (1,112)
  Adjustments to reconcile net income to
    net cash from operating activities:
    Amortization of debt offering costs                       1,387        1,660
    Depreciation and amortization                            30,701       26,559
    Provision for doubtful accounts and discounts            20,167       27,245
    Change in assets and liabilities:
        Accounts receivable                                  13,045       (1,347)
        Inventories                                             626          580
        Prepaid expenses                                     (1,850)         (42)
        Deferred income taxes                                (8,495)          -
        Accounts payable, accrued liabilities and other      (2,279)     (30,172)
                                                           --------     --------
          Net cash from operating activities                108,465       23,371
                                                           --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                       (23,202)     (14,914)
  Dispositions of property and equipment, net                   277          135
  Deposits and other assets, net                             (2,154)     (56,503)
                                                           --------     --------
          Net cash from investing activities                (25,079)     (71,282)
                                                           --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing under line of credit                              4,262       15,000
  Repayment of line of credit                                (2,294)          -
  Issuance of common stock                                   14,823        2,372
                                                           --------     --------
          Net cash from financing activities                 16,791       17,372
                                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        100,177      (30,539)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            110,017       75,859
                                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $210,194     $ 45,320
                                                           ========     ========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                       MGM GRAND, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Organization and Basis of Presentation

     MGM Grand, Inc. (the "Company") is a Delaware corporation, incorporated on January 29, 1986. As of June 30, 1996, approximately 72.5% of the outstanding shares of the Company's common stock were owned by Kirk Kerkorian and Tracinda Corporation ("Tracinda"), a Nevada corporation wholly-owned by Kirk Kerkorian.

     Through its wholly-owned subsidiary, MGM Grand Hotel, Inc., the Company owns and operates MGM Grand Hotel/Casino ("MGM Grand Las Vegas"), a hotel/casino and entertainment complex in Las Vegas, Nevada. MGM Grand Las Vegas commenced operations on December 18, 1993.

     Through its wholly-owned subsidiary, MGM Grand Australia Pty Ltd., the Company owns and operates the MGM Grand Diamond Beach Hotel/Casino ("MGM Grand Australia"), a hotel/casino resort in Darwin, Australia. MGM Grand Australia commenced operations on September 7, 1995, the date of acquisition.

     The Company and Primadonna Resorts, Inc. ("Primadonna") have formed New York-New York Hotel, LLC ("NYNY"), a 50% joint venture, to equally own, develop and operate NYNY, located at the northwest corner of Tropicana Avenue and Las Vegas Boulevard, across from MGM Grand Las Vegas. The plans for NYNY call for the destination resort to include a 2,035-room hotel and casino, themed entertainment attractions and restaurants and retail outlets at a budget of $460,000,000. Completion is scheduled for the winter of 1996-1997.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1995 Annual Report incorporated in Form 10-K.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996, and the results of operations for the three month and six month periods ended June 30, 1996 and 1995. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to prior period financial statements to conform with the 1996 presentation.

                       MGM GRAND, INC. AND SUBSIDIARIES

Note 2.  Statements of Cash Flows

     For the six months ended June 30, 1996 and 1995, cash payments made for interest were $32,535,000 and $29,464,000, respectively.

     Cash payments made for state and federal taxes for the six months ended June 30, 1996 and 1995 were $2,350,000 and $560,000, respectively.

     On June 5, 1995, the Company retired all shares of common stock held in Treasury, which thereupon resumed the status of authorized unissued shares, in a non-cash transaction in the amount of $42,264,000.

Note 3.  Long Term Debt and Notes Payable

     Long term debt consisted of the following (in thousands):

                                            June 30,          December 31,
                                              1996               1995
                                            ---------         -------------
11-3/4% First Mortgage Notes
 due May 1, 1999                            $220,000             $220,000
12% First Mortgage Notes
 due May 1, 2002                             253,000              253,000
Australian Hotel/Casino Loan                  82,635               78,099
                                            --------             --------
                                            $555,635             $551,099
                                            ========             ========

     Total interest incurred for the first six months of 1996 and 1995 was $33,972,000 and $31,114,000, respectively, of which $2,233,000 was capitalized in the 1996 period, related to construction of the Company's joint venture project NYNY. No interest was capitalized in the first six months of 1995.

     The Company has a $60,000,000 line of credit with several banks for MGM Grand Hotel, Inc. No amounts were outstanding under the line of credit during the six months ended June 30, 1996, and $15,000,000 was outstanding as of June 30, 1995.

     The First Mortgage Notes Indenture and the Bank Line of Credit contain provisions which generally limit dividend and other restricted payments by MGM Grand Hotel, Inc. to the Company unless (1) no default shall have occurred thereunder, (2) the consolidated net worth of MGM Grand Hotel, Inc. is greater than $415,000,000, (3) MGM Grand Hotel, Inc. meets its indebtedness tests and
(4) such dividends and other restricted payments do not exceed the sum of $25,000,000 plus 50% of cumulative consolidated net income.

                       MGM GRAND, INC. AND SUBSIDIARIES

Note 3.   Long Term Debt and Notes Payable (continued)

     The Australian bank facility provides a total availability of approximately $82,635,000 (AUS$105,000,000) and includes funding for general corporate purposes. Interest on the facility is based on the bank reference rate or Eurodollar rate. The loan agreement contains various restrictive covenants on the Company and MGM Grand Australia, including the maintenance of certain financial ratios and limitations on additional debt, dividends, and disposition of assets. It also restricts acquisitions and similar transactions. The indebtedness has been wholly guaranteed by the Company and matures in December 2000.

     MGM Grand Australia has a $15,740,000 (AUS$20,000,000) uncommitted standby line of credit, with a funding period of 91 days for working capital purposes. During the six months ended June 30, 1996, $4,262,000 was borrowed with $2,294,000 repaid and $1,968,000 remaining outstanding under the bank facility.

     On September 20, 1995, NYNY, a joint venture between the Company and Primadonna Resorts, Inc. (see Note 1) completed its bank financing for up to $225,000,000. The non-revolving construction line of credit converts to a five-year reducing revolver upon completion of construction and commencement of operations. The Company and Primadonna Resorts, Inc. (the "Partners") have guaranteed completion of the project as a condition to facility availability, and have executed a joint and several unlimited Keep-Well Agreement, which provides that in the event of insufficient cash flow from NYNY to comply with financial covenants, the Partners will make cash infusions which are sufficient to bring NYNY into compliance with the financial covenants.

Note 4.   Issuance of Common Stock

     On May 24, 1995, the Company and MGM Grand Hotel, Inc. entered into a promotion agreement with Don King Productions, Inc. ("DKP"), pursuant to which MGM Grand Las Vegas will have the exclusive right to present the first six of Mike Tyson's fights. In addition, MGM Grand Hotel, Inc. made a non-interest bearing working capital advance of $15,000,000 to DKP which calls for repayment on January 25, 1998, and the Company sold DKP 618,557 treasury shares of the Company's common stock for $15,000,000, in exchange for a non-interest bearing promissory note. Through June 30, 1996, two fights had occurred pursuant to the agreement, and accordingly, the Company expensed approximately $1,753,000, representing the accumulated per fight amortization of the difference between the guaranteed share price and the market price of $40.00 at June 30, 1996. In addition, at June 30, 1996, the total cash requirement of the guarantee would be approximately $5,258,000. The remaining balance outstanding of $5,000,000 on the non-interest bearing promissory note is reflected as a note receivable from stock sale and is included in stockholders' equity.

                       MGM GRAND, INC. AND SUBSIDIARIES

     On May 7, 1996, the Company made a commitment to grant 15 shares of Company's common stock on May 7, 1997, to each of its employees in exchange for a commitment to continue active employment through the one year anniversary date of the commitment. As a result of the stock grant commitment, deferred compensation in the amount of $4,982,000 was recognized based upon 8,279 employees and a market price of $40.125 per share on the date of the commitment. The deferred compensation is included in stockholders' equity, and is amortized (including adjustment for employee attrition) to compensation expense monthly over the one year commitment period. As of June 30, 1996, $789,000 had been amortized to expense and reflected as an increase to stockholders' equity.
Note 5.   Treasury Stock

     On June 5, 1995, the Company retired all remaining shares of common stock held in treasury, representing 2,017,949 shares with a cost of $42,264,000, which thereupon resumed the status of authorized but unissued shares.

Note 6.   Earnings per Share

     Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during each period. Such amounts were 50,160,000 and 48,063,000 shares for the three month periods ended June 30, 1996 and 1995, respectively, and 49,745,000 and 48,000,000 shares for the six month periods ended June 30, 1996 and 1995, respectively.

Note 7.   Income Taxes

     The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a deferred tax asset to the extent that realization of such asset is more likely than not. Otherwise, a valuation allowance is applied.

     The provision (benefit) for income taxes for the three and six months ended June 30, 1996 and 1995, is as follows (in thousands):

                                          Three Months Ended           Six Months Ended
                                               June 30,                     June 30,
                                          ------------------           -----------------
                                            1996       1995             1996      1995
                                          -------     ------           -------   -------
Current - Federal                         $ 4,071      $  -            $13,882     $  -
Deferred - Federal                          9,625         -               (186)       -
                                          -------      -----           -------     -----
  Total                                   $13,696      $  -            $13,696     $  -
                                          =======      =====           =======     =====

                       MGM GRAND, INC. AND SUBSIDIARIES

Note 7.  Income Taxes (continued)

     The reconciliation of the income tax rate and the Company's effective tax rate is as follows:

                                    Three Months Ended       Six Months Ended
                                        June 30,                 June 30,
                                    ------------------       ----------------
                                      1996      1995          1996      1995
                                    -------    -------       ------    ------
Income tax rate                      35.0%     (35.0)%        35.0 %   (35.0)%
Permanent and foreign
 tax differences                      4.9          -           1.5         -
Net operating loss -
 no benefit recognized                  -       35.0             -      35.0
Reduction in valuation
 allowance                              -          -         (16.6)        -
                                     ----      -----         -----     -----

Effective tax rate                   39.9%         - %        19.9 %       - %
                                     ====      =====         =====     =====

     As of June 30, 1996 and December 31, 1995, after having given effect to SFAS 109, the major tax-effected components of the Company's net deferred tax liability are as follows (in thousands):

                                              June 30,       December 31,
                                                1996             1995
                                             ----------      ------------
DEFERRED TAX ASSETS - FEDERAL                  $ 67,775         $ 71,850
  Less: Valuation allowance                           -          (18,013)
                                               --------         --------

  Net deferred tax assets                        67,775           53,837

DEFERRED TAX LIABILITIES                        (67,201)         (61,971)
                                               --------         --------

NET DEFERRED TAX ASSET (LIABILITY)             $    574         $ (8,134)
                                               ========         ========

     The net deferred tax asset at June 30, 1996 is included in other assets in the accompanying condensed consolidated balance sheet.

     At June 30, 1996, the Company had a net operating loss carryforward for income tax purposes of approximately $79,174,000 which expires in different periods through 2010. General Business Credit carryovers of $2,320,000 which expire in different periods through 2010, and an Alternative Minimum Tax credit carryover of $15,906,000 which does not expire.

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended. Actual results could differ materially from those projected in the forward-looking statements.


Results of Operations

     The Company, through its wholly-owned subsidiaries, owns and operates the MGM Grand Hotel/Casino ("MGM Grand Las Vegas") in Las Vegas, Nevada, and the MGM Grand Australia Hotel/Casino ("MGM Grand Australia"), which was acquired on September 7, 1995.


                               Three Months Ended       Six Months Ended
                                    June 30,                June 30,
                              --------------------    --------------------
                                1996        1995        1996        1995
                              --------    --------    --------    --------
                                             (in thousands)
Operating revenues:
  MGM Grand Las Vegas         $181,910    $168,558    $382,689    $330,519
  MGM Grand Australia            8,575          -       17,372          -
  Eliminations                      -         (161)       (272)       (237)
                              --------    --------    --------    --------
                              $190,485    $168,397    $399,789    $330,282
                              ========    ========    ========    ========

Operating income:
  MGM Grand Las Vegas         $ 51,610    $ 11,418    $104,156    $ 33,752
  MGM Grand Australia           (1,360)         -       (3,172)         -
  Corporate expense             (1,635)     (2,738)     (3,146)     (4,765)
                              --------    --------    --------    --------
                                48,615       8,680      97,838      28,987

Interest income                  1,841         442       3,422         990
Interest expense, net          (15,942)    (15,784)    (31,739)    (31,114)
Other, net                        (183)         25        (662)         25
Provision for income taxes     (13,696)         -      (13,696)         -
                              --------    --------    --------    --------

Net income (loss)             $ 20,635    $ (6,637)   $ 55,163    $ (1,112)
                              ========    ========    ========    ========

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Quarter versus Quarter

     Consolidated net revenues for the second quarter ended June 30, 1996 were $190,485,000, representing an increase of $22,088,000 (13.1%), when compared with $168,397,000 during the same period in the prior year. The improvement for the second quarter of 1996 over the same prior year period resulted from stronger casino revenues and higher average daily room rates and occupancy at MGM Grand Las Vegas, reflecting the Company's focus on building a higher quality customer mix while continuing to reduce revenue volatility.

     Consolidated casino revenues for the second quarter of 1996 were $106,737,000, representing an increase of $20,858,000 (24.3%) when compared with $85,879,000 for the same period in the prior year. The increase was primarily due to MGM Grand Las Vegas casino revenues of $100,070,000 for the second quarter of 1996, which increased $14,191,000 (16.5%), compared with $85,879,000 during the same period in the prior year. The increase was primarily fueled by better hold percentages during the 1996 period.

     MGM Grand Australia reported casino revenues for the period of $6,667,000 (financial results for the prior year period before the September 1995 acquisition of MGM Grand Australia are not applicable). Casino revenues at MGM Grand Australia were unfavorably affected by abnormally low win percentages. In addition, MGM Grand Australia was under renovation for much of the quarter, which adversely affected overall revenues.

     Consolidated room revenues of $43,624,000 for the second quarter of 1996 increased $3,131,000 (7.7%), compared with $40,493,000 in the prior year period. MGM Grand Las Vegas room revenues were $43,070,000, reflecting an increase of $2,481,000 (6.1%) when compared with $40,589,000 in the same period of the prior year. The increase was driven by improved occupancy of 99.5% and average room rate of $97 in the second quarter of 1996, compared with 97.6% and $92, respectively, in the same period of the prior year. MGM Grand Australia reported room revenues of $582,000 on a hotel occupancy of 67.1% for the second quarter of 1996, reflecting the impact of the renovations and the lower occupancy which is customary during the "wet season."

     Consolidated food and beverage revenues were $19,441,000 in the second quarter of 1996, representing a decrease of $4,639,000 (19.3%)

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Quarter versus Quarter (continued)

compared with $24,080,000 in the same quarter of the prior year. The decrease was due to the outsourcing of three restaurants at MGM Grand Las Vegas to independent operators during the third and fourth quarters of 1995. MGM Grand Australia reported food and beverage revenues of $1,621,000 for the second quarter of 1996.

     Consolidated entertainment, retail and other revenues were $33,002,000 for the second quarter of 1996, representing a slight increase of $642,000 (2.0%) when compared with $32,360,000 in the same period of the prior year. The increases in revenues were attributable to MGM Grand Las Vegas, where rental income increased as a result of the addition of leased food and beverage outlets and Star Lane Shops mall during the third and fourth quarters of 1995, coupled with increased revenues from EFX, when compared with the prior year period. Such growth in revenues were offset by reductions in Theme Park revenues resulting from lower attendance, and lower revenues in the MGM Grand Garden Arena, where fewer events were held during the 1996 period when compared with 1995.

     Consolidated operating expenses were $140,235,000 in the second quarter of 1996, representing a decrease of $16,744,000 (10.7%) when compared with $156,979,000 in the prior year period. The overall improvement in expenses was attributable to MGM Grand Las Vegas, where reductions in expenses reflect operating efficiencies, lower food and beverage expenses reflect the conversion of certain restaurants to tenancies, and lower MGM Grand Garden Arena expenses which reflect fewer entertainment events held. Additionally, the provision for doubtful accounts and discounts was significantly reduced, reflecting the adequacy of the balance in the reserves, as well as the receipt of payments on fully reserved casino receivables. These decreases in expenses were partially offset by the addition of MGM Grand Australia, which had operating expenses of $9,936,000.

     Consolidated operating income was $48,615,000 for the quarter ended June 30, 1996, reflecting an increase of $39,935,000 (460.1%) over $8,680,000 for the same period in 1995. MGM Grand Las Vegas operating income was $51,610,000 for the second quarter of 1996, representing an increase of $40,192,000 (352.0%) from $11,418,000 in the prior year quarter. MGM Grand Australia incurred an operating loss for the period of $1,360,000.

                       MGM GRAND, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Quarter versus Quarter (continued)

     Corporate and other expenses decreased to $1,635,000 in the second quarter of 1996, compared with $2,738,000 in the same period of 1995, primarily attributable to a reduction of amortization related to the Don King Productions, Inc. boxing agreement. Corporate expenses represent operating expenses generated by the Company, which benefit the Company and its subsidiaries and do not directly benefit specific operations.

     Interest income of $1,841,000 for the period ended June 30, 1996 increased by $1,399,000 from $442,000 in the second quarter of 1995. The increase was attributable to higher invested cash balances at MGM Grand Las Vegas during the second quarter of 1996, reflecting the strong operating activity and increased collections on casino receivables, when compared with the lower cash balances in the prior year.

     Interest expense in the second quarter of 1996 of $15,942,000 (net of capitalized interest) increased slightly compared with $15,784,000 in the same period of 1995. The increase in the second quarter of 1996 was primarily due to interest related to the MGM Grand Australia bank loan, which was not outstanding during the same period in 1995, partially offset by capitalized interest of $1,117,000 for the New York-New York construction project. Additional interest expense was incurred in the second quarter of 1995 as a result of $15,000,000 outstanding on the MGM Grand Las Vegas bank line of credit.

     Income tax provision of $13,696,000 was recorded at a rate of 39.9% for the three month period ended June 30, 1996, compared with the prior year when there was no provision due to the benefit resulting from the reduction of the valuation allowance.

                       MGM GRAND, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Six Months versus Six Months

     Consolidated net revenues for the six months ended June 30, 1996 were $399,789,000, representing an increase of $69,507,000 (21.0%), compared with $330,282,000 for the same period in 1995. The overall improvement in revenues for the first six months of 1996 over the prior year period resulted from stronger casino revenues and higher average daily room rates and hotel occupancy at MGM Grand Las Vegas, reflecting the Company's emphasis on building a higher quality customer mix while continuing to reduce revenue volatility.

     Consolidated casino revenues for the period were $236,993,000 compared with $177,205,000 for the same period in 1995, reflecting an increase of $59,788,000 (33.7%). MGM Grand Las Vegas reported casino revenues of $222,817,000 for the 1996 six month period, which increased by $45,612,000 (25.7%) when compared with $177,205,000 in the prior year period. The increase in casino revenues was attributable to improved win in both table games and slots over the prior year period.

     MGM Grand Australia reported casino revenues for the period of $14,176,000 (financial results for the prior year period before the September 1995 acquisition of MGM Grand Australia are not applicable). MGM Grand Australia continued to undergo renovations for much of the first six months ended June 30, 1996, which adversely affected overall revenues. In addition, casino revenues at MGM Grand Australia were adversely impacted by abnormally low win percentages.

     Consolidated room revenues for the period were $87,425,000, representing an increase of $8,041,000 (10.1%) compared with $79,384,000 for the prior year period. MGM Grand Las Vegas room revenues were higher in the 1996 period as a result of higher average room rates and occupancy of $99 and 96.4%, respectively. MGM Grand Australia reported room revenues of $905,000 on a hotel occupancy of 61.6% for the six months ended June 30, 1996, reflecting the impact of the renovations and the lower occupancy which is customary during the "wet season."

     Consolidated food and beverage revenues were $39,535,000 for the six months ended June 30, 1996, reflecting a decrease of $7,339,000 (15.7%) compared with $46,874,000 in the same period of the prior year. The overall decrease was principally due to MGM Grand Las Vegas where three restaurants were converted to tenancies during the third and fourth quarters of 1995. MGM Grand Australia reported food and beverage revenues of $2,864,000 for the six months ended June 30, 1996.

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Six Months versus Six Months (continued)

     Consolidated entertainment, retail and other revenues were $62,111,000 for the six months ended June 30, 1996, representing a $7,101,000 (12.9%) increase, when compared with $55,010,000 for the same prior year period. The increase for the period was attributable to MGM Grand Las Vegas, where rental income grew as a result of increased tenancies for food and beverage, and the opening of Star Lane Shops mall during the third quarter of 1995, combined with increased EFX revenues. Such improvements were partially offset by lower Theme Park revenues due to lower attendance, and lower revenues in the MGM Grand Garden Arena due to fewer events held during the 1996 period, when compared with the same period in the prior year.

     Consolidated operating expenses were $298,805,000 for the six months ended June 30, 1996, $2,275,000 (0.8%) higher than the prior year period of $296,530,000. MGM Grand Las Vegas reflected significant overall improvements in operating expenses attributable to operating efficiencies, lower food and beverage expenses due to the conversion of certain restaurants to tenancies, and lower general and administrative expenses due to reduced advertising costs. Additionally, the provision for doubtful accounts and discounts was significantly reduced, reflecting the adequacy of the balance in the reserves, as well as the receipt of payments on fully reserved casino receivables. These decreases in expenses were partially offset by increased room expenses, due to higher occupancy, increased entertainment, retail and other expenses due to the Star Lane Shops mall which commenced operations during the third quarter of the prior year, and higher depreciation and amortization expense for property and equipment placed in service during the third and fourth quarters of 1995. MGM Grand Australia had operating expenses of $20,544,000.

     Consolidated operating income for the first six months of 1996 was $97,838,000, which was significantly higher by $68,851,000 (237.5%) over the prior year period of $28,987,000. MGM Grand Las Vegas reported operating income of $104,156,000, reflecting an increase of $70,404,000 (208.6%) over $33,752,000 for the same period in 1995. MGM Grand Australia incurred an operating loss of $3,172,000 for the six month period of 1996.

     Corporate and other expenses were $3,146,000 for the current period, which improved by $1,619,000 (34.0%) when compared with $4,765,000 in the same period of 1995, primarily attributable to a reduction in the amortization related to the Don King Productions, Inc. boxing agreement. Corporate expenses represent operating expenses generated by the Company, which benefit the Company and its subsidiaries and do not directly benefit specific operations.

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Six Months versus Six Months (continued)

     Interest income of $3,422,000 for the period ended June 30, 1996 increased by $2,432,000 from $990,000 in the same period of 1995. The increase was attributable to higher invested cash balances at MGM Grand Las Vegas during the 1996 period, reflecting the strong operating activity and increased collections on casino receivables, when compared with the lower cash balances in the 1995 period.

     Interest expense in the period ended June 30, 1996 of $31,739,000 (net of capitalized interest) increased slightly by $625,000, compared with $31,114,000 in the same period of 1995. The increase in the June 30, 1996 period was primarily due to interest related to the MGM Grand Australia bank loan (see Note
3), which was not outstanding during the same period in 1995, partially offset by capitalized interest of $2,233,000 for the New York-New York construction project. Additional interest expense was incurred in the 1995 period as a result of $15,000,000 outstanding on the MGM Grand Las Vegas bank line of credit.

     Income tax provision of $13,696,000 was recorded at a rate of 19.9% for the six month period ended June 30, 1996, reflecting the utilization of the remaining valuation allowance when compared with the prior year period when there was no provision recognized due to the benefit resulting from the reduction of the valuation allowance.

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

     As of June 30, 1996 and December 31, 1995, the Company held cash and cash equivalents of $210,194,000 and $110,017,000, respectively. Cash provided by operating activities for the first six months of 1996 was $108,465,000 versus $23,371,000 for the same period of 1995.

     Capital expenditures during the first six months of 1996 were $23,202,000, consisting primarily of $13,365,000 related to MGM Grand Las Vegas general property improvements (including $1,720,000 for the Master Plan project), $9,680,000 at MGM Grand Australia for the renovation program which was completed on June 5, 1996 (including enhanced guest accommodations, public areas, and other property improvements), and $157,000 for furniture and equipment at the Corporate offices. The total capital expenditures remaining for 1996 associated with general property improvements and renovations (excluding the Master Plan) are approximately $38,243,000, with $36,723,000 and $1,520,000 related to MGM Grand Las Vegas and MGM Grand Australia, respectively.

     On May 6, 1996, MGM Grand Las Vegas announced details of a 30-month, $250,000,000 Master Plan designed to transform the facility into "The City of Entertainment" thus creating additional exciting food, beverage, entertainment and retail venues. The Master Plan features a series of substantive improvements and additions throughout its 112-acre destination resort property, including refurbishment of the lion entry, the porte cochere, casino areas, luxury suites, parking facilities, and the theme park. In addition, new facilities include a convention center and entertainment/retail complex, and a second porte cochere entrance. The Company is evaluating the alternative use and/or disposition of certain existing assets, which could be affected by the implementation of the Master Plan. Although the specific assets to be redeployed, or disposed of, in conjunction with the Master Plan have not yet been determined, the write-down of the carrying value of such assets is not currently expected to exceed $50,000,000. Approximately $40,000,000 is expected to be expended during 1996 related to the Master Plan, of which $1,720,000 has been expended to date.

     On September 20, 1995, bank financing of up to $225,000,000 was completed by NYNY. The first draw down occurred on September 30, 1995, and as of June 30, 1996, $185,600,000 had been drawn down under the facility. Additional financing of up to $75,000,000 is anticipated during 1996. The Company will contribute additional equity for its share of the amount necessary to complete the project. As a lender requirement for the project financing, both the Company and Primadonna were required to enter into a joint and several completion guarantee, as well as a Keep-Well Agreement (see Note 3).

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (continued)

     On July 1, 1996, the Company completed its new $500,000,000 senior reducing revolving credit facility with BA Securities, an affiliate of Bank of America NT&SA, ("BofA"). The facility also allows the Company the right to accept an additional commitment of $100,000,000 as arranged by BofA, which is anticipated to be effective during the third quarter 1996. The funds are to be used to: (i) refinance certain existing indebtedness of the Company and its subsidiaries,
(ii) finance initial development costs for a new project in Atlantic City, and
(iii) fund general Corporate purposes. As of August 6, 1996, $61,000,000 had been drawn down against the facility, with $40,000,000 related to the defeasance of the MGM Grand Hotel Finance Corp. First Mortgage Notes (see Note 3), and $21,000,000 related to acquisitions of property and property rights for MGM Grand Atlantic City (see Exhibit I).

     On July 2, 1996, the Company completed the public offering (the "Offering") of 8,625,000 shares of common stock (including underwriter's option to purchase 1,125,000 shares of common stock) in an underwritten offering. Based upon the Offering price of $39.50 per share, and estimated offering costs, the net proceeds were approximately $328,000,000. The proceeds from the Offering were used for the defeasance of the First Mortgage Notes (see below).

     On July 3, 1996, the Company drew down $40,000,000 on the BofA facility, used net proceeds of approximately $328,000,000 from the Offering and cash on hand of $161,000,000 to fund the defeasance of the MGM Grand Hotel Finance Corp. First Mortgage Notes (see Note 3). The combined funds totaling approximately $529,000,000 were deposited ("Defeasance Deposit") with the Trustee in the form of U.S. Government securities. The Defeasance Deposit will be used to fund the redemption and call premiums on the First Mortgage Notes through May 1, 1997, as well as the interest payments and related expenses through that date. The defeasance will result in an extraordinary charge of approximately $31,000,000 in the quarter ending September 30, 1996, net of tax benefits, to reflect the extinguishment of the First Mortgage Notes and the expenses related thereto.

                       MGM GRAND, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     On April 5, 1996, a lawsuit was filed in the Superior Court of California, County of Los Angeles by Sheldon Gordon and Randy Brant against the Company. The suit alleges that the Company breached an oral joint venture agreement to have real estate developers Gordon/Brant design and develop a retail and entertainment center at the portion of the hotel/casino which fronts the Strip. They are suing for $350,000 in costs advanced in anticipation of the project being constructed, as well for damages in excess of $100,000,000 from lost profits that would have resulted from the project, and damage to their reputations. Management believes that the claims are totally without merit and does not expect that the lawsuit will have material adverse effect on the Company's financial condition or results of operations.

Items 2 and 3 of Part II are not applicable.

Item 4. Submission of Matters to a Vote of Security Holders at the Annual Shareholders Meeting held on May 7, 1996.

(A)  The following persons                     Share Voting Results
     were elected Directors:             --------------------------------
                                             For       Withheld/Not Voted
                                         ----------    ------------------
       James D. Aljian                   46,189,358        2,895,717
       Fred Benninger                    46,189,118        2,895,957
       Terry Christensen                 45,997,102        3,087,973
       Glenn A. Cramer                   46,204,257        2,880,818
       Willie D. Davis                   46,199,062        2,886,013
       Alexander M. Haig, Jr.            45,987,589        3,097,486
       Lee A. Iacocca                    46,193,194        2,891,881
       Kirk Kerkorian                    46,189,333        2,895,742
       J. Terrence Lanni                 46,189,218        2,895,857
       Walter M. Sharp                   46,203,911        2,881,164
       Alex Yemenidjian                  46,187,122        2,897,953
       Jerome B. York                    46,203,533        2,881,542

(B)    Approval of amendment of the Company's Nonqualified Stock Option Plan and
       Incentive Stock Option Plan to increase the number of shares of common stock subject to the plans by 2,500,000.

       Share Voting Results:
         For                             46,319,653
         Against                             19,502
         Abstain                             51,089
         Not Voted                        2,694,831


                       MGM GRAND, INC. AND SUBSIDIARIES

(C)  Other Matters:

     Ratification of the selection of Arthur Andersen LLP as independent auditors.

     Share Voting Results:
       For                            40,689,118
       Against                         2,238,036
       Abstain                            51,205
       Not Voted                       6,106,716

(D)  Not Applicable.

Item 5.(a)  Development of MGM Grand Atlantic City

     On July 9, 1996, the Company announced an agreement with Forest City Ratner Corporation to develop approximately 30 acres of land on the Atlantic City boardwalk. The details of the plan are described in the press release attached hereto as Exhibit I, and incorporated by reference.


Item 6.      Exhibits and Reports on Form 8-K

(A)  Exhibits

      I.  Press Release dated July 9, 1996

(B)   Reports on Form 8-K

      None

                       MGM GRAND, INC. AND SUBSIDIARIES


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MGM GRAND, INC.
                                     -------------------------------
                                              (Registrant)


Date:  August 9, 1996                 /s/ ALEJANDRO YEMENIDJIAN
                                     -------------------------------
                                          Alejandro Yemenidjian
                                        President, Chief Operating
                                       Officer, and Chief Financial
                                                 Officer
                                      (principal financial officer)


Date:  August 9, 1996                     /s/ SCOTT LANGSNER
                                     -------------------------------
                                              Scott Langsner
                                            Secretary/Treasurer
                                     (principal accounting officer)