Form 10-Q
period 1996-09-30
MGM GRAND INC
filed 1996-11-14
CIK 789570

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                       ---------------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED          SEPTEMBER 30, 1996
                               ---------------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Transition period from     -        to         -
                                ------------   --------------

Commission File Number:                 0-16760
                        -------------------------------------------

                                MGM GRAND, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                               88-0215232
 ------------------------------                              ----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 3799 Las Vegas Boulevard South, Las Vegas, Nevada                  89l09
------------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip Code)

                                (702) 89l-3333
              --------------------------------------------------
             (Registrant's telephone number, including area code)

 -------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                  Outstanding at November 11, 1996
       ----------------------------      --------------------------------
       Common Stock, $0.1 par value           57,813,429 shares

                       MGM GRAND, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                   I N D E X

                                                                      Page No.
                                                                      --------
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Condensed Consolidated Statements of
            Operations for the Three Months and Nine
            Months Ended September 30, 1996 and September 30,
            1995................................................         1

            Condensed Consolidated Balance Sheets
            at September 30, 1996 and December 31, 1995.........         2

            Condensed Consolidated Statements of
            Cash Flows for the Nine Months Ended
            September 30, 1996 and September 30, 1995...........         3

            Notes to Condensed Consolidated Financial
            Statements..........................................        4-9

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations.......       10-17

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings...................................         18

  Item 6.   Exhibits............................................         18

            Signatures..........................................         19


                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                Three Months Ended                Nine Months Ended
                                                                   September 30,                    September 30,
                                                               ---------------------             --------------------
                                                                 1996         1995                 1996        1995
                                                               --------     --------             --------    --------
REVENUES:
   Casino                                                      $118,918     $112,137             $355,911    $289,342
   Room                                                          43,463       40,990              130,888     120,374
   Food and beverage                                             19,264       22,908               58,799      69,783
   Entertainment, retail and other                               31,418       36,377               93,529      91,386
                                                               --------     --------             --------    --------
                                                                213,063      212,412              639,127     570,885
   Less: promotional allowances                                  14,630       14,131               40,905      42,322
                                                               --------     --------             --------    --------
                                                                198,433      198,281              598,222     528,563
                                                               --------     --------             --------    --------
EXPENSES:
  Casino                                                         55,152       51,041              161,220     148,069
  Room                                                           12,062       10,748               36,679      33,231
  Food and beverage                                              11,662       14,479               35,991      44,577
  Entertainment, retail and other                                21,858       26,097               65,180      70,289
  Provision for doubtful accounts and
    discounts                                                     9,035       17,272               29,202      44,518
  Restructuring costs                                                 -        5,942                    -       5,942
  General and administrative                                     26,863       25,004               76,523      73,979
  Depreciation and amortization                                  15,544       14,310               46,186      40,818
                                                               --------     --------             --------    --------
                                                                152,176      164,893              450,981     461,423
                                                               --------     --------             --------    --------

OPERATING PROFIT BEFORE CORPORATE EXPENSE
  AND MASTER PLAN ASSET DISPOSITION                              46,257       33,388              147,241      67,140

MASTER PLAN ASSET DISPOSITION                                    49,401            -               49,401           -
CORPORATE EXPENSE                                                 1,664        4,448                4,810       9,214
                                                               --------     --------             --------    --------
OPERATING INCOME (LOSS)                                          (4,808)      28,940               93,030      57,926
                                                               --------     --------             --------    --------

0THER INCOME (EXPENSE):
   Interest income                                                  451          380                3,873       1,370
   Interest expense, net of capitalized
      interest                                                   (2,269)     (13,450)             (34,008)    (44,563)
   Other, net                                                      (178)           -                 (840)         25
                                                               --------     --------             --------    --------
                                                                 (1,996)     (13,070)             (30,975)    (43,168)
                                                               --------     --------             --------    --------
INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                            (6,804)      15,870               62,055      14,758
   Benefit (provision) for income taxes                           2,127            -              (11,569)          -
                                                               --------     --------             --------    --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                          (4,677)      15,870               50,486      14,758
                                                               --------     --------             --------    --------

EXTRAORDINARY ITEM:
   Loss on defeasance of debt, net of
    income tax benefit of $17,710                               (30,811)           -              (30,811)          -
                                                               --------     --------             --------    --------
NET INCOME (LOSS)                                              $(35,488)    $ 15,870             $ 19,675    $ 14,758
                                                               ========     ========             ========    ========

PER SHARE OF COMMON STOCK:
  Net income (loss) before
   extraordinary item                                          $   (.08)    $    .33             $    .96    $    .30
  Extraordinary item                                               (.53)           -                 (.59)          -
                                                               --------     --------             --------    --------
    Net income (loss)                                          $   (.61)    $    .33             $    .37    $    .30
                                                               ========     ========             ========    ========
Weighted average shares outstanding
           (000's)                                               58,461       48,589               52,637      48,525
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

                       MGM GRAND, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)




                                    ASSETS

                                                                 September 30,                December 31,
                                                                     1996                         1995
                                                                 -------------                ------------
CURRENT ASSETS:
  Cash and cash equivalents                                      $      63,017                $    110,017
  Accounts receivable, net                                              46,559                      78,559
  Prepaid expenses and other                                            12,489                      13,186
  Inventories                                                           10,713                      10,982
  Deferred tax asset                                                    63,790                           -
                                                                 -------------                ------------
        Total current assets                                           196,568                     212,744
                                                                 -------------                ------------

PROPERTY AND EQUIPMENT, NET                                            876,020                     903,906

OTHER ASSETS:
  Investments in unconsolidated affiliates                              66,490                      53,611
  Deposits                                                              15,471                      16,340
  Excess of purchase price over fair market value
     of net assets acquired, net                                        39,900                      40,662
  Other assets, net                                                     49,271                      54,959
                                                                 -------------                ------------
        Total other assets                                             171,132                     165,572
                                                                 -------------                ------------
                                                                 $   1,243,720                $  1,282,222
                                                                 =============                ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $      11,343                $     20,746
  Note payable - line of credit                                          1,978                           -
  Income taxes payable                                                  16,203                       2,351
  Current obligation, capital leases                                     2,734                       2,170
  Accrued interest on long term debt                                       632                       9,368
  Other accrued liabilities                                             84,966                      84,795
                                                                 -------------                ------------
        Total current liabilities                                      117,856                     119,430
                                                                 -------------                ------------

DEFERRED REVENUES                                                        7,754                       8,568
DEFERRED INCOME TAXES                                                   38,310                       8,134
LONG TERM OBLIGATION, CAPITAL LEASES                                     8,519                      10,443
LONG TERM DEBT                                                         123,076                     551,099
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock ($.01 par value, 75,000,000 shares
    authorized, 57,841,189 and 48,774,856
    shares issued)                                                         578                         488
  Capital in excess of par value                                       962,169                     623,489
  Note receivable from stock sale                                            -                     (10,000)
  Retained earnings (deficit)                                          (10,810)                    (30,485)
  Currency translation adjustment                                       (3,732)                      1,056
                                                                 -------------                ------------
        Total stockholders' equity                                     948,205                     584,548
                                                                 -------------                ------------
                                                                 $   1,243,720                $  1,282,222
                                                                 =============                ============


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                                                             Nine Months Ended
                                                                               September 30,
                                                                           ---------------------
                                                                             1996         1995
                                                                           --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $ 19,675     $ 14,758
   Adjustments to reconcile net income to net cash from
      operating activities:
      Loss on defeasance of First Mortgage Notes                             48,521            -
      Master Plan asset disposition                                          49,401            -
      Depreciation and amortization                                          46,278       40,545
      Amortization of debt offering costs                                     1,761        2,532
      Provision for doubtful accounts and discounts                          29,202       44,518
      Currency translation adjustment                                           199            -
      Change in assets and liabilities:
         Accounts receivable                                                  2,799      (16,316)
         Inventories                                                           (221)         512
         Prepaid expenses                                                       212       (1,471)
         Income taxes payable and deferred income taxes                     (19,762)           -
         Accounts payable, accrued liabilities and other                     (9,426)       9,752
                                                                           --------     --------
            Net cash from operating activities                              168,639       94,830
                                                                           --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                      (63,054)     (24,707)
   Acquisition of MGM Grand Diamond Beach Hotel/Casino                            -      (74,172)
   Disposition of property and equipment, net                                   278          181
   Deposits and other assets, net                                           (20,370)     (58,951)
                                                                           --------     --------
      Net cash from investing activities                                    (83,146)    (157,649)
                                                                           --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Defeasance of First Mortgage Notes                                      (523,231)           -
   Borrowings from banks and others                                          61,000       75,480
   Repayments to banks and others                                           (21,000)           -
   Borrowings under bank line of credit                                       4,262       15,000
   Repayments of bank line of credit                                         (2,294)     (15,000)
   Issuance of common stock                                                 348,770        7,511
                                                                           --------     --------
          Net cash from financing activities                               (132,493)      82,991
                                                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (47,000)      20,172
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            110,017       75,859
                                                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 63,017     $ 96,031
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

                       MGM GRAND, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  Organization and Basis of Presentation

   MGM Grand, Inc. (the "Company") is a Delaware corporation, incorporated on January 29, 1986. As of September 30, 1996, approximately 61.6% of the outstanding shares of the Company's common stock were owned by Kirk Kerkorian and Tracinda Corporation, a Nevada corporation wholly-owned by Kirk Kerkorian.

   Through its wholly-owned subsidiary, MGM Grand Hotel, Inc., the Company owns and operates MGM Grand Hotel/Casino ("MGM Grand Las Vegas"), a hotel/casino and entertainment complex in Las Vegas, Nevada.

   Through its wholly-owned subsidiary, MGM Grand Australia Pty Ltd., the Company owns and operates the MGM Grand Diamond Beach Hotel/Casino ("MGM Grand Australia"), a hotel/casino resort in Darwin, Australia. MGM Grand Australia was acquired and commenced operations on September 7, 1995.

   The Company and Primadonna Resorts, Inc. ("Primadonna") formed New York-New York Hotel, LLC on December 23, 1994, a 50% joint venture, to equally own, develop and operate New York-New York Hotel/Casino ("NYNY") located at the northwest corner of Tropicana Avenue and Las Vegas Boulevard, across from MGM Grand Las Vegas. NYNY is a destination resort, with a budget of $460,000,000, including a 2,034-room hotel and an 84,000 square foot casino, themed entertainment attractions, restaurants, and retail outlets. The grand opening is scheduled on January 3, 1997.

   Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1995 Annual Report incorporated in Form 10-K.

   In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996, and the results of operations for the three month and nine month periods ended September 30, 1996 and 1995. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

   Certain reclassifications have been made to prior period financial statements to conform with the 1996 presentation.

                       MGM GRAND, INC. AND SUBSIDIARIES

Note 2.  Statements of Cash Flows

   For the nine months ended September 30, 1996 and 1995, cash payments made for interest were $44,854,000 and $30,258,000, respectively.

   Cash payments made for state and federal income taxes for the nine months ended September 30, 1996 and 1995 were $2,960,000 and $590,000, respectively.


Note 3.   Long Term Debt and Notes Payable

   Long term debt consists of the following (in thousands):


                                              September 30,   December 31,
                                                  1996           1995
                                              -------------   ------------
   11-3/4% First Mortgage Notes
     due May 1, 1999                          $           -   $    220,000
   12% First Mortgage Notes
     due May 1, 2002                                      -        253,000
   Bank Credit Facility                              40,000              -
   Australia Hotel/Casino Loan                       83,076         78,099
                                              -------------   ------------
                                              $     123,076   $    551,099
                                              =============   ============

   Total interest incurred for the first nine months of 1996 and 1995 was $37,913,000 and $46,826,000, respectively, of which $3,905,000 and $2,263,000 was capitalized in the 1996 and 1995 periods, respectively. The capitalization of interest arises from the transformation of the Company's flagship property MGM Grand Las Vegas into "The City of Entertainment", the acquisition of land for the construction of MGM Grand Atlantic City, and construction of the Company's New York-New York joint venture project.

   On July 3, 1996, the Company deposited $523,231,000 (the "Defeasance Deposit") with the Trustee, U.S. Trust of California, to fund the defeasance of MGM Grand Hotel Finance Corp. First Mortgage Notes ("FMN's") in accordance with the terms of the bond indenture. The Defeasance Deposit was made in the form of U.S. Government securities and will be used to fund interest payments on the FMN's through May 1, 1997, the call as of such date of the 11-3/4% FMN's at 101.958% of the outstanding principal, the call as of such date of the 12%
FMN's at 105.333% of the outstanding principal, and related expenses. On October 29, 1996, the liens on the assets of MGM Grand Hotel, Inc. and MGM Grand Finance, Inc. were released and accordingly, the Defeasance was finalized. The early extinguishment of the FMN's resulted in an extraordinary loss of approx-imately $30,811,000, net of tax benefits.

                       MGM GRAND, INC. AND SUBSIDIARIES

Note 3.   Long Term Debt and Notes Payable (continued)


   On July 1, 1996, the Company secured a new $500,000,000 Senior Reducing Revolving Credit Facility with BA Securities, an affiliate of Bank of America NT&SA ("BofA"). The facility was subsequently increased to $600,000,000 in August 1996, and contains various restrictive covenants on the Company, including the maintenance of certain financial ratios and limitations on additional debt, dividends, capital expenditures and disposition of assets. It also restricts acquisitions and similar transactions. Interest on the Facility is based on the bank reference rate or Eurdollar rate. The Facility matures in 2001. During the quarter ended September 30, 1996, $61,000,000 was drawn down against the Facility, with $40,000,000 of such balance related to the defeasance of the FMN's, and $21,000,000 related to acquisitions of property for MGM Grand Atlantic City. As of September 30, 1996, $40,000,000 was outstanding under the Facility.

   The Australian bank facility provides a total availability of approximately $83,076,000 (AUD$105,000,000) which has been fully utilized, and includes funding for general corporate purposes. Interest on the facility is based on the Australian Bank Bill rate. The loan agreement contains various restrictive covenants on the Company and MGM Grand Australia, including the maintenance of certain financial ratios and limitations on additional debt, dividends, and disposition of assets. It also restricts acquisitions and similar transactions. The indebtedness has been wholly guaranteed by the Company and matures in December 2000.

   MGM Grand Australia has a $15,824,000 (AUD$20,000,000) uncommitted standby line of credit, with a funding period of 91 days for working capital purposes. During the nine months ended September 30, 1996, $4,262,000 (AUD$5,387,000) was borrowed with $2,284,000 (AUD$2,887,000) repaid and $1,978,000 (AUD$2,500,000)
remaining outstanding under the line of credit.

   On September 20, 1995, NYNY, a joint venture between the Company and Primadonna Resorts, Inc. (see Note 1) completed its bank financing for up to $225,000,000. The Facility was increased to $285,000,000 during August 1996. The non-revolving construction line of credit converts to a five-year reducing revolver upon completion of construction and commencement of operations. The Company and Primadonna Resorts, Inc. (the "Partners") have guaranteed completion of the project as a condition to facility availability, and have executed a joint and several unlimited Keep-Well Agreement, which provides that in the event of insufficient cash flow from NYNY to comply with financial covenants, the Partners will make cash infusions which are sufficient to bring NYNY into compliance with the financial covenants. The first draw down occurred on September 30, 1995, and as of September 30, 1996, $247,000,000 has been drawn down under the facility.

                       MGM GRAND, INC. AND SUBSIDIARIES

Note 4.  Issuance of Common Stock

   On July 2, 1996, the Company completed a public offering (the "Offering") of 8,625,000 shares of common stock (including underwriter's over allotment option to purchase 1,125,000 shares of common stock). Based upon the Offering price of $39.50 per share and associated costs incurred, the net proceeds were approximately $327,000,000. The net proceeds from the Offering were used for the defeasance of the MGM Grand Hotel Finance Corp. FMN's (see Note 3).

   On May 7, 1996, the Company made a commitment to grant 15 shares of Company common stock to each of its employees in exchange for continued active employment through the one year anniversary date of the commitment. As a result of the stock grant commitment, deferred compensation in the amount of $4,982,000 was recognized based upon 8,279 employees and a market price of $40.125 per share on the date of commitment. The deferred compensation is included in stockholders' equity, and is amortized (after adjustment for employee attrition) to compensation expense monthly over the one year commitment period. As of September 30, 1996, approximately $1,854,000 has been amortized to expense and reflected as an increase to stockholders' equity.

   On May 24, 1995, the Company and MGM Grand Hotel, Inc. entered into a promotion agreement with Don King Productions, Inc. ("DKP"), pursuant to which MGM Grand Las Vegas will have the exclusive right to present the first six of Mike Tyson's fights. In addition, MGM Grand Hotel, Inc. made a non-interest bearing working capital advance of $15,000,000 to DKP which calls for repayment on January 25, 1998, and the Company sold DKP 618,557 treasury shares of the Company's common stock (the "Shares") for $15,000,000, in exchange for a non-interest bearing promissory note. Through September 30, 1996, three fights had occurred pursuant to the agreement, and the final payment on the stock promissory note has been paid. The original agreement has been amended by a Trust Agreement dated as of October 23, 1996, in which the Shares will be voluntarily placed in the name of, and held by, an independent trustee, pending disposition at the direction of the Company. The Trust Agreement extends the payment date of the working capital advance and the guaranteed share price of $48.50 to March 31, 1998. The Company has expensed approximately $1,933,000 representing the accumulated amortization of the difference between the guaranteed share price and the market price of $42.25 at September 30, 1996. At September 30, 1996, the total cash requirement of the guarantee is approximately $3,866,000.


Note 5.  Master Plan Asset Disposition

   During September 1996, the Company determined to write off various assets with a net book value of $49,401,000 (pre-tax) as a result of the MGM Grand Las Vegas property construction enhancements associated with the transformation of the facility into "The City of Entertainment". The affected areas include the MGM Grand Theme Park with a write-off of approximately $39,564,000 to make way for a major entertainment/retail complex and convention center, and approximately $8,580,000 related to the removal of the lion entrance and Emerald City to be replaced with a new mezzanine entry, a themed restaurant, and a remodeled casino among other attractions. In addition, the Company wrote-off approximately $1,257,000 representing certain food court and Midway/Arcade areas to be converted into Studio Walk, a replica of a Hollywood sound stage featuring Hollywood landmarks.

                       MGM GRAND, INC. AND SUBSIDIARIES

Note 6.  Earnings per Share

   Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during each period. Such amounts were 58,461,000 and 48,589,000 shares for the three month periods ended September 30, 1996 and 1995, respectively, and 52,637,000 and 48,525,000 shares for the nine month periods ended September 30, 1996 and 1995, respectively.

Note 7.  Income Taxes

   The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. SFAS 109 requires recognition of a deferred tax asset to the extent that realization of such asset is more likely than not, otherwise, a valuation allowance is applied. As of September 30, 1996, the Company believes that its deferred tax assets are fully realizable because of the future reversal of temporary differences and future projected taxable income in the next year.

   The provision (benefit) for income taxes for the three and nine months ended September 30, 1996 and 1995, is as follows (in thousands):

                                                       Three Months Ended         Nine Months Ended
                                                          September 30,              September 30,
                                                       ------------------         -----------------
                                                         1996      1995             1996      1995
                                                       --------  --------         --------  -------
Current - Federal                                      $  6,309  $      -         $ 20,190  $     -
Deferred - Federal                                      (26,146)        -          (26,331)       -
                                                       --------  --------         --------  -------
 Total                                                 $(19,837) $      -         $ (6,141) $     -
                                                       ========  ========         ========  =======

     The reconciliation of the income tax rate and the Company's effective tax rate is as follows:

                                                       Three Months Ended         Nine Months Ended
                                                          September 30,              September 30,
                                                       ------------------         -----------------
                                                         1996      1995             1996      1995
                                                       --------  --------         --------  -------
Income tax rate                                         (35.0)%    35.0 %            35.0 %  35.0 %
Permanent, foreign and other
  tax differences                                         3.7         -               1.5       -
Reduction in valuation
  allowance                                                 -     (35.0)            (17.9)  (35.0)
                                                       --------  --------         --------  -------
                                                        (31.3)%        -%            18.6%       -%
                                                       ========  ========         ========  =======

                       MGM GRAND, INC. AND SUBSIDIARIES

Note 7.  Income Taxes (continued)

     As of September 30, 1996 and December 31, 1995, after having given effect to SFAS 109, the major tax-effected components of the Company's net deferred tax asset (liability) are as follows (in thousands):


                                         September 30,    December 31,
                                             1996            1995
                                         -------------    ------------
DEFERRED TAX ASSETS - FEDERAL            $      80,336    $     71,850
  Less:  Valuation allowance                         -         (18,013)
                                         -------------    ------------
  Net deferred tax assets                       80,336          53,837

DEFERRED TAX LIABILITIES                       (54,856)        (61,971)
                                         -------------    ------------
NET DEFERRED TAX ASSETS (LIABILITY)      $      25,480    $     (8,134)
                                         =============    ============

   At September 30, 1996, the Company had a United States net operating loss carryforward for income tax purposes of approximately $55,390,000 which expires in different periods through 2010, an Australian net operating loss carryforward of $8,943,000 which does not expire, General Business Credit carryovers of $2,436,000 which expire in different periods through 2010, and an Alternative Minimum Tax credit carryover of $21,005,000 which does not expire.

                       MGM GRAND, INC. AND SUBSIDIARIES



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


   This form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended. Actual results could differ materially from those projected in the forward-looking statements.


Results of Operations

   The Company, through its wholly-owned subsidiaries, owns and operates MGM Grand Las Vegas and MGM Grand Australia which was acquired on September 7, 1995.


                                               Three Months Ended                Nine Months Ended
                                                  September 30,                     September 30,
                                             ---------------------              ---------------------
                                              1996          1995                 1996         1995
                                              --------    --------              --------     --------
                                                                   (in thousands)

Net revenues:
  MGM Grand Las Vegas                         $190,384    $196,269              $575,372     $526,788
  MGM Grand Australia                            9,419       2,243                26,791        2,243
  Eliminations and other                        (1,370)       (231)               (3,941)        (468)
                                              --------    --------              --------     --------
                                              $198,433    $198,281              $598,222     $528,563
                                              ========    ========              ========     ========
Operating profit:
  MGM Grand Las Vegas                         $ 44,973    $ 32,596              $149,128     $ 66,348
  MGM Grand Australia                            1,284         792                (1,887)         792
                                              --------    --------              --------     --------
                                                46,257      33,388               147,241       67,140

  Master Plan asset disposition                (49,401)          -               (49,401)           -
  Corporate expense                             (1,664)     (4,448)               (4,810)      (9,214)
                                              --------    --------              --------     --------
Operating income (loss)                         (4,808)     28,940                93,030       57,926

Interest income                                    451         380                 3,873        1,370
Interest expense, net of
  capitalized interest                          (2,269)    (13,450)              (34,008)     (44,563)
Other, net                                        (178)          -                  (840)          25
                                              --------    --------              --------     --------
                                                (1,996)    (13,070)              (30,975)     (43,168)
                                              --------    --------              --------     --------
Income (loss) before income taxes
  and extraordinary item                        (6,804)     15,870                62,055       14,758
Benefit (provision) for income
  taxes                                          2,127           -               (11,569)           -
                                              --------    --------              --------     --------
Income (loss) before extraordinary
  item                                          (4,677)     15,870                50,486       14,758
Extraordinary item, net                        (30,811)          -               (30,811)           -
                                              --------    --------              --------     --------
Net income (loss)                             $(35,488)   $ 15,870              $ 19,675     $ 14,758
                                              ========    ========              ========     ========


                       MGM GRAND, INC. AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         (Continued)


Quarter versus Quarter

   Consolidated net revenues for the third quarter ended September 30, 1996 were $198,433,000 compared with $198,281,000 reported in the same period of the prior year. During the 1996 period, lower food and beverage revenues at MGM Grand Las Vegas reflected the conversion of three of its restaurants to tenancies, and lower entertainment revenues were associated with fewer EFX performances during the 1996 period when compared with the 1995 period. This decrease was offset by a full quarter of MGM Grand Australia operations compared with 24 days in the prior year quarter (see Note 1).

   Consolidated casino revenues for the third quarter of 1996 were $118,918,000, representing an increase of $6,781,000 (6.1%) when compared with $112,137,000 for the same period in the prior year. MGM Grand Las Vegas casino revenues of $111,755,000 for the three months ended September 30, 1996 increased by $1,251,000 (1.1%) when compared with $110,504,000 for the same period in the prior year, reflecting a stronger Baccarat win in the 1996 period. MGM Grand Australia casino revenues were $7,163,000 for the period, representing an increase of $5,531,000 (338.9%) above the prior year period of $1,632,000, which was attributable to the short operating period of 24 days in the prior year quarter.

   Consolidated room revenues of $43,463,000 for the third quarter of 1996 resulted in an increase of $2,473,000 (6.0%) when compared with $40,990,000 in the prior year period. MGM Grand Las Vegas had room revenues of $42,754,000, which were $1,916,000 (4.7%) over the prior year period of $40,838,000 due to higher occupancy of 97.6% in the current quarter compared with 93.4% in the prior year period. MGM Grand Australia room revenues of $737,000 increased by $570,000 over the prior year 24-day revenues of $167,000.

   Consolidated food and beverage revenues were $19,264,000 in the third quarter of 1996, representing a decrease of $3,644,000 (15.9%) when compared with $22,908,000 for the same period in the prior year. The reduction was mainly attributable to MGM Grand Las Vegas revenues of $17,426,000 which were $5,114,000 (22.7%) below the prior year period of $22,540,000, reflecting the restructuring program which converted three of its restaurants to tenancies. MGM Grand Australia food and beverage revenues of $1,851,000 increased by $1,412,000 above the prior year period of $439,000 due to the short 24-day operating period in 1995.

                       MGM GRAND, INC. AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         (Continued)


Quarter versus Quarter (continued)

   Entertainment, retail and other revenues were $31,418,000 for the three months ended September 30, 1996, or $4,959,000 (13.6%) below the prior year period of $36,377,000. The reduction reflects lower MGM Grand Las Vegas entertainment revenue as a result of fewer EFX performances and lower occupancy due to the absence of a star performer, and lower Theme Park revenues due to reduced admittance ticket sales. Retail revenue was below the prior year period, which was partially offset by increased rental revenues related to the conversion of three restaurants to tenancies and the effect of a full quarter of lease revenues from the Star Lane Mall during the current period.

   Consolidated operating expense (before Corporate expense and Master Plan asset disposition) was $152,176,000 in the third quarter of 1996, representing a decrease of $12,717,000 (7.7%) when compared with $164,893,000 in the prior year period. MGM Grand Las Vegas operating expenses were $145,411,000, or $18,262,000 (11.2%) lower than the prior year period of $163,673,000. Such reductions included a lower provision for doubtful accounts and discounts in the 1996 period when compared with the prior year which was higher based upon changes in anticipated collectibility, as well as decreased food and beverage costs reflecting the benefits of the restructuring plan which converted three restaurants to tenancies. Additionally, lower entertainment, retail and other costs reflect fewer and less costly Grand Garden events held during the 1996 quarter, and lower EFX operating costs resulting from the reduced performance schedule. Additionally, the 1995 period contained a one-time restructuring charge of $5,942,000. Such improvements in operating expenses were partially offset by an increase in room expense reflecting increased occupancy, and increased casino expenses as a result of various additional marketing programs. MGM Grand Australia operating expenses of $8,135,000 for the 1996 period were $6,683,000 above the prior year 24-day period of $1,452,000.

   Consolidated operating profit before Corporate expense and Master Plan asset disposition was $46,257,000 for the quarter ended September 30, 1996, reflecting an increase of $12,869,000 (38.5%) over the 1995 quarter of $33,388,000. MGM
Grand Las Vegas reported operating profit of $44,973,000 (before Master Plan asset disposition), which was $12,377,000 (38.0%) above the prior year period of $32,596,000, resulting from revenue enhancement programs and continued cost containment efforts. MGM Grand Australia had operating income of $1,284,000, which was $492,000 above the prior year 24-day operating period.

                       MGM GRAND, INC. AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         (Continued)


Quarter versus Quarter (continued)


   Master Plan asset disposition relates to the write-off of various assets as a result of the transformation of MGM Grand Las Vegas into the "The City of Entertainment", which resulted in a one-time charge of $49,401,000 (pre-tax) in the 1996 period (see Note 5).

   Corporate expense was $1,664,000 in the third quarter of 1996, compared with $4,448,000 in the same period of 1995. The decrease of $2,784,000 (62.6%) was due primarily to a reduction of the accumulated amortization related to the Don King Productions, Inc. promotion agreement (see Note 4).

   Interest income of $451,000 for the period ended September 30, 1996 increased by $71,000 (18.7%) from $380,000 in the third quarter of 1995. The increase was due to higher invested average cash balances at MGM Grand Las Vegas during the third quarter of 1996 when compared to the prior year period.

   Interest expense (net of capitalized interest) in the third quarter of 1996 was $2,269,000 reflecting a decrease of $11,181,000 when compared with $13,450,000 in the same period of 1995. The reduction in the third quarter of 1996 was primarily due to the reduction of debt balances and cost of funds attributable to the Offering (see Note 4), and the defeasance of the First Mortgage Notes during the 1996 quarter (see Note 3), as well as capitalization of interest expense related to various 1996 construction projects. The reduction was partially offset by the MGM Grand Australia bank loan which was outstanding during the full 1996 quarter when compared with 24 days in the prior year period.

   Income tax benefit of $2,127,000 was recorded at a rate of 31.3% for the three month period ended September 30, 1996, compared with the prior year when there was no provision due to the benefit resulting from the reduction of the valuation allowance.

   Extraordinary loss of $30,811,000, net of income tax benefit of $17,710,000, reflects the loss on defeasance of the $473,000,000 of First Mortgage Notes (see
Note 3).

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         (Continued)


Nine Months versus Nine Months

   Consolidated net revenues for the nine months ended September 30, 1996 were $598,222,000, representing an increase of $69,659,000 (13.2%) when compared with $528,563,000 for the same period in 1995. MGM Grand Las Vegas accounted for a majority of the improved 1996 revenues, where every revenue segment (excluding food and beverage due the conversion of three restaurants to tenancies) produced an increase over the prior year period while continuing to reduce revenue volatility. MGM Grand Australia revenues for the nine months of 1996 were significantly higher than the prior year 24-day period, reflecting the acquisition of the property on September 7, 1995.

   Consolidated casino revenues were $355,911,000 for the nine months of 1996, reflecting an increase of $66,569,000 (23.0%) when compared with $289,342,000 in the same period of 1995. MGM Grand Las Vegas accounted for a majority of the increase, where revenues of $334,572,000 were $46,863,000 (16.3%) above the prior year of $287,709,000, reflecting improved win and win percentages in table games, Baccarat and slots. MGM Grand Australia casino revenues were $21,339,000 for the nine month period of 1996, reflecting a significant increase of $19,707,000 above the same period of the prior year which included only 24 days of operating results.

   Consolidated room revenues of $130,888,000 for the nine months of 1996 were above the prior year period of $120,374,000 by $10,514,000 (8.7%). MGM Grand Las Vegas reported revenues of $129,347,000 for the 1996 period, or $9,002,000 (7.5%) above the 1995 period of $120,345,000, reflecting increased occupancy and average daily room rate of 96.8% and $98, respectively, when compared with 92.8% and $96 for the nine months of 1995. MGM Grand Australia reported room revenues for the nine month period of $1,642,000, which were above the prior year period by $1,475,000 reflecting the short 1995 operating period of 24 days.

                       MGM GRAND, INC. AND SUBSIDIARIES


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations
            (Continued)


Nine Months versus Nine Months (continued)


   Consolidated food and beverage revenues of $58,799,000 for the nine months of 1996 were below the prior year period of $69,783,000 by $10,984,000 (15.7%). MGM Grand Las Vegas accounted for the change, where revenues of $54,120,000 for the 1996 quarter were $15,357,000 (22.1%) below the prior year period of $69,477,000, reflecting the Company's restructuring program including the conversion of three of its restaurants to tenancies in the third and fourth quarters of 1995. MGM Grand Australia revenues of $4,715,000 for the nine month period of 1996 were above the 1995 period by $4,276,000, reflecting the 24-day operating results for the prior year period.

   Entertainment, retail and other revenues for the 1996 nine month period of $93,529,000 increased by $2,143,000 (2.3%) from $91,386,000 in the prior year period, reflecting higher MGM Grand Las Vegas rental income as a result of increased restaurant tenancies and a full nine months of Star Lane Shops mall operations compared with a half month during the third quarter of 1995. The improvement was also due to increased EFX revenues in 1996 when compared with a shortened prior year performance schedule due to the opening of the show during March 1995. These improvements were partially offset by lower Theme Park revenues due to lower attendance, and lower revenues in the MGM Grand Garden Arena reflecting fewer events held during the 1996 period when compared with the same period in the prior year.

   Consolidated operating expense of $450,981,000 for the nine months ended September 30, 1996 was $10,442,000 (2.3%) lower than the prior year period of $461,423,000. MGM Grand Las Vegas operating expenses for the 1996 period of $426,244,000 were $34,195,000 (7.4%) below the prior year period of $460,439,000, reflecting the conversion of three restaurants to tenancies, a lower provision for doubtful accounts and discounts reflecting the changes in anticipated collectibility and the receipt of payments on fully reserved casino receivables, lower MGM Grand Garden Arena expenses as a result of fewer events held during the 1996 period, along with lower Theme Park expenses due to the lower attendance and reduced operating costs. The 1995 period contained a one-time restructuring charge of $5,942,000. The 1996 operating expense improvements were partially offset by higher casino taxes based on improved revenues, higher room expenses due to higher average occupancy, and higher depreciation and amortization expense for property and equipment placed in service during 1996. MGM Grand Australia operating expenses were $28,678,000 for the nine months ended September 30, 1996, representing a $27,227,000 increase above the prior year period of $1,451,000 as a result of the 1995 24-day operating period.

                       MGM GRAND, INC. AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         (Continued)


Nine Months versus Nine Months (continued)

   Consolidated operating profit before Corporate expense and Master Plan asset disposition was $147,241,000 for the nine months ended September 30, 1996, reflecting an increase of $80,101,000 (119%) over $67,140,000 for the same period in 1995. The increase was primarily attributable to MGM Grand Las Vegas, where operating efficiencies and the restructuring plan boosted operating profit (before Master Plan asset disposition) to $149,128,000, representing an increase of $82,780,000 (124.8%) over the 1995 period of $66,348,000. MGM Grand Australia incurred an operating loss for the 1996 period of $1,887,000 when compared with the prior year operating income of $792,000.

   Master Plan asset disposition relates to the write-off of various assets as a result of the transformation of MGM Grand Las Vegas into "The City of Entertainment", which resulted in a one-time charge of $49,401,000 (pre-tax) in the 1996 period (see Note 5).

   Corporate expense was $4,810,000 for the nine months of 1996 compared with $9,214,000 for the same period of 1995. The decrease of $4,404,000 (47.8%) was due primarily to a reduction of amortization related to the Don King Productions, Inc. promotion agreement (see Note 4).

   Interest income of $3,873,000 for the nine month period ended September 30, 1996 increased by $2,503,000 (182.7%) from $1,370,000 in the same period of 1995. The increase was attributable to increased invested average cash balances at MGM Grand Las Vegas during the 1996 period, reflecting the higher operating income when compared with the prior year period.

   Interest expense (net of capitalized interest) for the nine months of 1996 was $34,008,000 reflecting a decrease of $10,555,000 when compared with $44,563,000 in the same period of 1995. The significant reduction was due to the reduction of debt balances and cost of funds attributable to the Offering (see
Note 4), and to the defeasance of the First Mortgage Notes which occurred on July 3, 1996, as well as the increased capitalization of interest expense in the 1996 period related to various construction projects. The reduction was offset by the MGM Grand Australia bank loan which was outstanding for a full nine months of 1996 when compared with 24 days in the prior year period.

   Income tax provision of $11,569,000 was recorded at a rate of 18.6% for the nine month month period ended September 30, 1996, compared with the prior year period when there was no provision due to the benefit resulting from the reduction of the valuation allowance.

   Extraordinary loss of $30,811,000, net of income tax benefit of $17,710,000, reflects the loss on defeasance of the $473,000,000 of First Mortgage Notes (see
Note 3).

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         (Continued)


Liquidity and Capital Resources

   As of September 30, 1996 and December 31, 1995, the Company held cash and cash equivalents of $63,017,000 and $110,017,000, respectively. Cash provided by operating activities for the nine months of 1996 was $168,639,000 compared with $94,830,000 for the same period of 1995.

   On May 6, 1996, MGM Grand Las Vegas announced details of a 30-month, $250,000,000 Master Plan designed to transform the facility into "The City of Entertainment". The Master Plan features a series of substantive improvements and additions throughout its 112-acre destination resort property, including refurbishment of the lion entry, the porte cochere, casino areas, luxury suites, parking facilities, and the Theme Park. In addition, new facilities include a convention center and entertainment/retail complex, and a second porte cochere entrance. Approximately $20,000,000 is expected to be expended during 1996 related to the Master Plan, of which $4,965,000 has been expended through September 30, 1996. During September 1996, the Company wrote off $49,401,000 (pre-tax) of assets as a result of the implementation of the Master Plan (see Note 5).

   Capital expenditures during the first nine months of 1996 were $63,054,000, consisting primarily of $19,790,000 related to MGM Grand Las Vegas for general property improvements, $4,965,000 for the Master Plan project, $12,412,000 at MGM Grand Australia for the renovation program which was completed on June 5, 1996 (including enhanced guest accommodations, public areas, and other property improvements), $25,673,000 for MGM Grand Atlantic City land purchases, and $214,000 for furniture and equipment at the Corporate offices. The total capital expenditures remaining for 1996 associated with general property improvements and renovations are approximately $58,006,000, with $31,656,000, $15,035,000,
$388,000 and $10,927,000 related to MGM Grand Las Vegas, the Master Plan, MGM Grand Australia, and MGM Grand Atlantic City, respectively.

   On September 20, 1995, bank financing of up to $225,000,000 was completed by New York-New York. The Facility was increased to $285,000,000 during August 1996. The first draw down occurred on September 30, 1995, and as of September 30, 1996, $247,000,000 had been drawn down under the Facility. Capital lease financing of up to $30,000,000 is anticipated during the fourth quarter 1996. Capital contributions of $10,000,000 to New York-New York have been made during the first nine months of 1996, and up to an additional $25,000,000 is anticipated during the fourth quarter 1996. The Company will contribute the additional equity as its share of the amount necessary to complete the project. As a lender requirement for the project financing, both the Company and Primadonna were required to enter into a joint and several completion guarantee, as well as a Keep-Well Agreement (see Note 3).

                       MGM GRAND, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

   None of items 2 through 5 of Part II are applicable.

Item 1.  Legal Proceedings

   On April 5, 1996, a lawsuit was filed in the Superior Court of California, County of Los Angeles by Sheldon Gordon and Randy Brant against the Company. On July 11, 1996, the court entered an order to change venue to the United States District Court in Las Vegas, Nevada. The suit alleges that the Company breached an oral joint venture agreement to have real estate developers Gordon/Brant design and develop a retail and entertainment center at the portion of the hotel/casino which fronts the Strip. They are suing for $350,000 in costs advanced in anticipation of the project being constructed, as well as for damages in excess of $100,000,000 from lost profits that would have resulted from the project, and damage to their reputations. Management believes that the claims are totally without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial condition or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits:
              10 Bank of America Senior Secured $600,000,000 Reducing Revolving Credit Facility dated as of July 1, 1996, and Amendment
                  Number 1.

         (B)  None.

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



                                                MGM GRAND, INC.
                                        -------------------------------
                                                 (Registrant)



Date:  November 11, 1996                     ALEJANDRO YEMENIDJIAN
                                        -------------------------------
                                             Alejandro Yemenidjian
                                          President, Chief Operating
                                         Officer, and Chief Financial
                                                   Officer
                                         (principal financial officer)




Date:  November 11, 1996                        SCOTT LANGSNER
                                        -------------------------------
                                                 Scott Langsner
                                              Secretary/Treasurer
                                         (principal accounting officer)