Form 10-K
period 1996-12-31
MGM GRAND INC
filed 1997-03-26
CIK 789570

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from                  to
                                   ----------------    -------------------------
                        COMMISSION FILE NUMBER 0-16760

                                MGM GRAND, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                   88-0215232
      (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)
      3799 LAS VEGAS BOULEVARD SOUTH
             LAS VEGAS, NEVADA                                 89109
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                   (ZIP CODE)

                                (702) 891-3333
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

                                                               NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                         ON WHICH REGISTERED
    -------------------                                       -----------------------
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
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of Registrant's Common Stock held by non-affiliates (based on the closing price on the New York Stock Exchange-Composite Transactions on March 13, 1997) was approximately $737 million. As of March 13, 1997, 57,863,526 shares of Registrant's Common Stock, $.01 par value, were outstanding.

  Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference into Part II of this Form 10-K. Portions of the Registrant's Proxy Statement dated March 28, 1997 are incorporated by reference into Part III of this Form 10-K.

                                    PART I

ITEM 1. BUSINESS

GENERAL

  MGM Grand, Inc. (the "Company") was organized as a Delaware corporation on January 29, 1986.

  Through its wholly-owned subsidiary, MGM Grand Hotel, Inc., the Company owns and operates the MGM Grand Hotel and Casino ("MGM Grand Las Vegas"), a hotel/casino entertainment complex offering a full range of destination resort amenities. The resort is located on approximately 113 acres at the northeast corner of Las Vegas Boulevard South (the "Strip") and Tropicana Avenue, the "New Four Corners," in Las Vegas, Nevada, across the street from New York-New York Hotel and Casino. MGM Grand Hotel Finance Corp. ("MGM Finance"), a wholly-owned subsidiary of the Company, was formed to issue First Mortgage Notes to the public, to incur bank debt, and to lend the aggregate proceeds thereof to MGM Grand Hotel, Inc. to finance the construction and opening of MGM Grand Las Vegas. The MGM Finance First Mortgage Notes were defeased on July 3, 1996 in accordance with the terms of the bond indenture, and on October 29, 1996, all Company asset liens related thereto were released and the defeasance was finalized.

  Through its wholly-owned subsidiary, MGM Grand Australia Pty Ltd., the Company owns and operates the MGM Grand Diamond Beach Hotel and Casino ("MGM Grand Australia"), a hotel/casino resort in Darwin, Australia. MGM Grand Australia is located on 18 acres of beachfront property on the north central coast of Australia. The resort includes a public and private casino, 96 rooms and suites, restaurants, and other facilities.

  The Company and Primadonna Resorts, Inc. ("Primadonna") each own 50% of New York-New York Hotel and Casino, LLC. ("NYNY LLC"), which completed development of the $460 million architecturally distinctive themed destination resort called New York-New York Hotel and Casino ("NYNY") in December 1996, and which opened on January 3, 1997. NYNY is located on approximately 20 acres at the northwest corner of Tropicana Avenue and the Strip, across from MGM Grand Las Vegas. NYNY features a 2,033-room hotel, an 84,000 square foot casino, themed entertainment attractions, restaurants, and retail outlets.

  Through its wholly-owned subsidiary MGM Grand Atlantic City, Inc., the Company intends to construct and operate a destination resort hotel/casino, entertainment and retail facility in Atlantic City. On July 9, 1996, the Company entered into an agreement with FC Atlantic City Associates, L. P. (an affiliate of the Forest City Ratner Company) to develop approximately 35 acres of land on the Atlantic City Boardwalk. Construction of the project is subject to the receipt of various governmental approvals. The plans for the hotel and casino resort include, among other features, approximately 335,000 square feet of entertainment and retail facilities. On July 24, 1996, the Company was found suitable for licensing by the New Jersey Casino Control Commission.

  On July 30, 1996, the Company entered into an agreement with Tsogo Sun Holdings (Pty) Limited ("Tsogo Sun"), a joint venture company formed by the Southern Sun Group and Tsogo Investment Holding Company (Pty) Limited, to act as the exclusive casino project developer and manager for the joint venture company, which contemplates applying for approximately 15 casino licenses in the Republic of South Africa. Under the agreement, the Company will earn fees for the development and management of all casino operations of Tsogo Sun. Tsogo Sun will provide or procure all of the financing necessary for the hotel/casino projects. The National Gambling Act was approved and assented to by the president of the government of South Africa on June 27, 1996. On January 7, 1997, Tsogo Sun was named the preferred finalist for two of the three gaming licenses in Mpumalanga Province of the Republic of South Africa. The Mpumalanga Gaming Board is anticipated to grant licenses before the end of April 1997.

  The Company operated MGM Grand Air, a scheduled and charter airline service, through its wholly-owned subsidiary, MGM Grand Air, Inc., from September 1987 until December 31, 1994, when MGM Grand Air was sold.

  For certain information about the Company's industry segments, see Note 19 to the Company's Consolidated Financial Statements.

  The Company's principal executive offices are located at 3799 Las Vegas Boulevard South, Las Vegas, Nevada 89109. The Company's telephone number is
(702) 891-3333.

HOTELS AND GAMING

 MGM Grand Las Vegas

  MGM Grand Las Vegas, the Company's flagship property, is a multi-themed destination resort, located on approximately 113 acres, which management believes is a "must see" attraction for visitors to Las Vegas. The resort opened on December 18, 1993, and has over 350 feet of frontage on the Strip and 1,450 feet on Tropicana Avenue. The complex is easily accessible from McCarran International Airport and from Interstate 15 via Tropicana Avenue.

  MGM Grand Las Vegas creates an exciting and unique gaming and entertainment experience which is intended to appeal to all segments of the Las Vegas market.

  The casino is approximately 171,500 square feet in size, and is one of the largest casinos in the world. The casino has 3,708 slot machines and 163 table games, a state of the art baccarat room, including private premium play facilities, a poker room, a race and sports book, and a keno lounge. The casino features four separate themed areas: Emerald City, Hollywood, Monte Carlo, and Sports which enhance the entertainment experience of the casino patron.

  The hotel/casino, which management believes is the largest in the world, has 5,005 rooms, including approximately 4,254 typical guest rooms decorated in five different themes: Deep South, Hollywood, Monte Carlo, Emerald, and Casablanca. The hotel also has 751 luxury suites, which management believes is more than any other Las Vegas hotel. These suites range in size from 650 to 6,000 square feet. The hotel provides guests with a state of the art health spa, a swimming pool, and four lighted tennis courts.

  Other entertainment facilities include: a theme park including thrill rides and the new 250 foot high Sky Screamer Skycoaster; an 11,700 square foot arcade containing carnival games of skill and an extensive video arcade including virtual reality simulators; a 660 seat showroom providing celebrity entertainment; a 1,774 seat showroom specifically designed for the EFX! production show, the Company's original grand spectacle special effects stage production; nine restaurants and a food court; 51 retail shopping outlets, including 25 owned and 26 leased facilities; and a special events center, which seats a maximum of 16,766 patrons, providing mega entertainment such as Barbra Streisand, Bette Midler, the Rolling Stones, Rod Stewart, Neil Diamond, Phil Collins, and Luther Vandross, as well as Mike Tyson and Evander Holyfield boxing and various other sporting events.

  In an effort to continue a legacy of providing exceptional entertainment through the leveraging of its highly recognizable brand name, the Company has embarked on an extensive transformation of MGM Grand Las Vegas into "The City of Entertainment." The $250 million, 30-month Master Plan program is designed to enhance the quality of the entertainment experience, and features a series of substantive improvements and additions throughout its 113 acre destination resort. Such enhancements will include an expansion of entertainment, restaurant and retail shopping areas, a new convention center consisting of approximately 300,000 square feet which will occupy approximately 15 of the current 33 acres in the theme park, a significant enhancement to the major entrances and exteriors of the facility, and an upgrade of certain of the property's luxury suites. The renovation and expansion began in June 1996 and will be substantially complete by the end of 1998. The project has commenced in phases in order to minimize disruption of operations. Additionally, the lion entry will be substantially remodeled with exterior enhancements which will create theatrical multimedia projection and light shows designed to increase customer foot traffic at the property. As part of the enhancement program, the Company anticipates introducing a new Entertainment Casino area with dramatic live entertainment, themed restaurants, a nightclub and an increase in the number of gaming positions by approximately 500.

  MGM Grand Las Vegas uses the unique characteristics of the property to target the following segments of the Las Vegas market: (i) free and independent travelers; (ii) tour and travel; (iii) special events/conventions;
(iv) high-end gaming; and (v) local.

 Las Vegas Market

  MGM Grand Las Vegas operates in the Las Vegas market and is located on the Strip. Las Vegas is the largest city in Nevada, with a metropolitan area population in excess of one million and is one of the largest resort destinations in the world.

  Gaming has continued to be a strong and growing business in Las Vegas. Las Vegas Strip gaming revenues have increased at a compound annual growth rate of 8.4% from $1.6 billion in 1986 to $3.6 billion in 1996.

  The hotel/casino industry in Las Vegas is highly competitive. Several new hotel/casinos opened during 1996 including Monte Carlo, Orleans and Stratosphere. Additionally, several new resorts are under construction and several other existing resorts are undergoing major expansion and renovation. The Company's MGM Grand Las Vegas, Luxor, Caesars and others are in various stages of expansion or remodeling. While some of the large themed resorts pose direct competition with MGM Grand Las Vegas, the Las Vegas Convention and Visitors Authority ("LVCVA") statistics show that tourism growth is increasing at a rate which appears to be sufficient to absorb the increased room capacity, as visitor volume for 1996 increased 2.2% over 1995. Total visitors for 1996 exceeded 29.6 million.

  The Company's 50% joint venture NYNY LLC completed construction of NYNY in December 1996, and opened NYNY on January 3, 1997. The 47-story destination resort replicates many of Manhattan's landmark buildings and icons, including the Statue of Liberty, the Empire State Building, Central Park, the Brooklyn Bridge, and a Coney Island-style roller coaster. Management believes that the $460 million, 2,033 room and suite resort is architecturally the most distinctive property ever built in Las Vegas. The 84,000 square foot casino offers approximately 2,400 slot machines and 71 table games. NYNY is located on the Strip at the "New Four Corners" directly across from MGM Grand Las Vegas. NYNY has substantially increased foot traffic at the MGM Grand Las Vegas since the two facilities became connected by an extension of the existing elevated pedestrian walkway. The elevated pedestrian walkway, which enters MGM Grand Las Vegas at the site of the old Emerald City, will, upon completion of the Master Plan Project, lead into a dramatic new multimedia mezzanine level overlooking the atrium of the new Entertainment Casino at MGM Grand Las Vegas.

  MGM Grand Las Vegas competes with gaming and resort facilities in Las Vegas as well as gaming and resort facilities elsewhere in the world. To some extent, state lotteries and state-authorized and locally approved card rooms, such as those operating in California compete with the casino/hotel.

  Gambling, with various limitations and conditions, is currently legal in numerous locations throughout the United States. The proliferation of such gaming facilities on riverboats and elsewhere is increasing. Also, as a result of certain legislative and court decisions, casino-type operations are being established at various Native American reservations throughout the country. The development of full service casinos in California would likely have a negative effect on MGM Grand Las Vegas and NYNY operations in Nevada. Furthermore, pursuant to a recent California State Assembly Legislative report, it is estimated that 12,000 slot machines are operating in various jurisdictions in California, the legality of which is the subject of dispute between the State of California and various Native American tribes. See "Competition."

 Insurance

  MGM Grand Las Vegas carries insurance of the type customary in the hotel and casino industry and in amounts deemed adequate by management to protect the properties. The policies provide business and commercial coverages, including workers' compensation, third party liability, property damage, boiler and machinery, and business interruption.

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

  The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues; (iii) providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Any change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

  MGM Grand Las Vegas operates a casino and is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. MGM Grand Las Vegas is also licensed as a manufacturer and distributor of gaming devices, as the operator of the racebook and sportspool at NYNY, and as one of the two managers of NYNY. The Company is also required to be registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, MGM Grand Las Vegas or NYNY without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, MGM Grand Las Vegas and NYNY have obtained from the Nevada Gaming Authorities the various registrations, approvals permits and licenses required in order to engage in gaming activities in Nevada.

  The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, MGM Grand Las Vegas or NYNY to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of MGM Grand Las Vegas and NYNY must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in the gaming activities of MGM Grand Las Vegas or NYNY may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability, or the gaming licensee by whom the applicant is employed or for whom the applicant serves, must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

  If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, MGM Grand Las Vegas or NYNY, such company or companies would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company, MGM Grand Las Vegas or NYNY to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

  The Company, MGM Grand Las Vegas and NYNY are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales or securities and similar financing transactions by the Company, MGM Grand Las Vegas and NYNY must be reported to or approved by the Nevada Commission.

  If it were determined that the Nevada Act was violated by MGM Grand Las Vegas or NYNY, the gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, MGM Grand Las Vegas, NYNY, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

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

  Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, MGM Grand Las Vegas or NYNY, and subsequently the Company, MGM Grand Las Vegas or NYNY (i) pays that person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

  The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file an application, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including through the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

  The Company is required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that such securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

  The Company may not make offerings of any securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

  On July 25, 1996, the Nevada Commission granted the Company prior approval to make public offerings for a period of one year, subject to certain conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

  Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by any person whereby he or she obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission concerning a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.

  The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevadas gaming industry and to further Nevadas policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated.

  The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

  License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to Clark County, Nevada. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of main devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by MGM Grand Las Vegas and NYNY where certain entertainment is provided in a cabaret, nightclub, cocktail lounge or casino showroom in connection with the serving or selling of food, refreshments, or merchandise. Casino entertainment tax is also paid for admission, food and refreshments at a bar located adjacent to a cabaret nightclub, cocktail lounge or casino showroom if portions of the bar can clearly see and hear the entertainment, or at a location adjacent to those venues if such locations' primary purpose is to provide refreshment to patrons viewing entertainment in the cabaret, nightclub, cocktail lounge or casino showroom. Nevada licensees that hold a license as a manufacturer or a distributor, such as MGM Grand Las Vegas and NYNY, also pay certain fees and taxes to the State of Nevada.

  Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in a foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

  The sale of alcoholic beverages by MGM Grand Las Vegas is subject to licensing, control and regulation by the applicable local authorities. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the Company's operations.

  Pursuant to a 1985 agreement between the State of Nevada and the United States Department of the Treasury (the "Treasury"), the Nevada Commission and the Nevada Board have authority, under Regulation 6A of the Nevada Act, to enforce their own cash transaction reporting laws applicable to casinos which substantially parallel the federal Bank Secrecy Act. Under the Money Laundering Suppression Act of 1994 which was passed by Congress, the Secretary of the Treasury retained the ability to permit states, including Nevada, to continue to enforce their own cash transaction reporting laws applicable to casinos. The Nevada Act requires gaming licensees to file reports related to cash purchases of chips, cash wagers, cash deposits or cash payment of gaming debts, if any such transactions aggregate more than $10,000 in a 24-hour period. Casinos are required to monitor receipts and disbursements of currency in excess of $10,000 and report them to the Nevada Board, which in turn reports them to the Treasury. Although it is not possible to quantify the full impact of these requirements on the Company's business, the changes are believed to have had some adverse effect on results of operations since inception.

  On November 28, 1994, the Treasury enacted amendments (effective December 1,
1994) to the federal regulations under the Bank Secrecy Act. The amendments require casinos subject to the Bank Secrecy Act to implement written programs no later than June 1, 1995 to assure and monitor compliance with the Bank Secrecy Act. Although Nevada casinos are exempt from Title 31, the Treasury has requested the Nevada Commission to enact amendments to the Nevada Act that will parallel in many respects the amendments to the Bank Secrecy Act. These amendments to the Nevada Act will require suspicious activity reporting and both MGM Grand Las Vegas and NYNY will, in the future, be required to implement programs of this type.

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

  The gaming industry represents a significant source of tax revenues to the State of Nevada and Clark County. From time to time, federal and state legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. Recent proposals have included a federal gaming tax and increases in state or local gaming taxes. They have also included limitations on the federal income tax deductibility of the cost of furnishing certain complimentary promotional items to customers, as well as various measures which would require tax withholding on amounts won by customers. It is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on the Company's financial results.

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

  According to the LVCVA, as of December 31, 1996, there were approximately 101,000 hotel and motel rooms in the Las Vegas area (including the Company's NYNY which was completed prior to December 31, 1996 and which opened on January 3, 1997). In addition, the LVCVA reports projects under construction and/or proposed for future development of approximately 25,500 more hotel and motel rooms, including one themed hotel/casino property currently under construction on the Strip between Tropicana and Flamingo Avenues. Additionally, Circus-Circus has publicized its intent to commence additional projects which will add additional themed hotel/casino facilities south of Luxor. The Company cannot make any prediction as to how many additional rooms will be constructed in Las Vegas. The Company's future operating results could be adversely affected by excess Las Vegas rooms and gaming capacity.

  In addition to competing with hotel/casino facilities elsewhere in Nevada (i.e., the Reno/Lake Tahoe areas and the Laughlin area) and in Atlantic City, the Company competes with hotel/casino facilities elsewhere in the world and with state lotteries. Certain states are currently considering legalizing casino gaming in specific geographic areas, and several other states have recently legalized casino gaming. This growth has been driven by the expansion of traditional land-based casino destinations and the continued development of new riverboat and Native American reservation casinos throughout the United States. Currently, casinos are operating or are approved in 26 states. Elsewhere in North America, nearly all of the Canadian provinces and territories offer some form of casino gaming. Legalized casino gaming in other states could adversely affect the Company's activities in Las Vegas, particularly if such legalization were to occur in areas close to Nevada, such as California. Additionally, certain gaming operations are conducted or have been proposed on federal Native American reservations, including those located in the primary market to be served by MGM Grand Las Vegas. In addition, with respect to group bookings, the Company's hotel/casino facilities in Las Vegas also compete with hotels and resorts, which do not include casinos, throughout the United States. See "Las Vegas Market."

MGM GRAND AUSTRALIA

  On September 7, 1995, the Company, through its wholly-owned subsidiary, MGM Grand Australia Pty Ltd., completed the acquisition of the MGM Grand Australia in Darwin, Northern Territory, Australia. MGM Grand Australia is located on 18 acres of beachfront property next to the Arafura Sea on the north central coast. The resort includes a public and private casino, 96 rooms, restaurants and other facilities. Casino operations include table games, slots ("poker machines") and keno.

  The success of MGM Grand Australia is based in part upon its strategic location to the South East Asian gaming market. The Darwin International Airport is an average of 5.5 hours away from the major Asian cities. However, frequency of scheduled air service is a limiting factor.

  There exist 14 casinos in Australia competing for the Far East Market. Australian casinos operate under exclusive arrangements, which create a regional monopoly for a fixed term. As such, Australian casinos do not compete among themselves for the regional middle to low end players. However, Far East premium players have become an increasingly important source of revenues; consequently, this market has become very competitive. Competition for the Far East premium player is increasing, as evidenced by the gaming activity in Kuala Lumpur and Macau, the recent growth in the number of casinos operating in Australia, and an increase in the number of casino cruise ships. Due to the increasing competition and the limitations on scheduled air service, the desired mixture of premium players has not been attained at MGM Grand Australia. As a result, the operating margins have been negatively impacted and future operating results could be adversely affected if this trend continues. In an effort to attract premium players, MGM Grand Australia completed a $15 million capital improvement program in June 1996. Casino operations include approximately 35 table games, 405 slots and a keno lounge. The capital improvement program included renovation of all 96 rooms (including 16 suites), enhanced casino facilities, and additional dining, entertainment and retail amenities. The Company has positioned MGM Grand Australia as a multi-faceted gaming/ entertainment facility for the local market and as an exclusive destination resort targeting premium international table game customers.

  Two casinos operate in the Northern Territory, including MGM Grand Australia in Darwin on the northern coast, and a small casino in Alice Springs in the southern part of the Territory. Unlike the U.S., Australia has granted, for the most part, regional casino monopolies in its provinces. Gaming machines (i.e., slots or "poker machines") were installed in clubs and hotels in 1996, and MGM Grand Australia will effectively receive 22.0% of the revenues from these machines through 2005 in the form of a tax rebate. Keno machines ("NT Keno") are also being installed in pubs, hotels and clubs in the Northern Territory. NT Keno is a territory-wide keno game that the Northern Territory Government has licensed to MGM Grand Australia, whereby keno tickets are sold in pubs, hotels and clubs throughout the Northern Territory. The pubs, hotels and clubs act as agents on behalf of MGM Grand Australia and sell keno tickets in return for a commission paid by MGM Grand Australia. NT Keno operations commenced on October 30, 1996.

 Australia Government Regulation

  The Northern Territory of Australia, like Nevada, has comprehensive laws and regulations governing the conduct of gaming. MGM Grand Australia's operations are subject to the Gaming Control Act of 1993 and regulations promulgated thereunder (the "Northern Territory Law") and to the licensing and general control of the Minister for Racing and Gaming (the "Minister"). MGM Grand Australia Pty. Ltd. has entered into a Casino Operator's Agreement with the Minister pursuant to which MGM Grand Australia was granted a license (the "License") to conduct casino gaming on an exclusive basis through June 30, 2005 in the northern half of the Northern Territory (which includes Darwin, its largest city, where MGM Grand Australia is located). The License provides for good faith negotiations to reach agreement on an extension of the License. The License provides for a tax payable to the Northern Territory Government on gross profits derived from gaming, including gaming devices. The License is not exclusive with respect to gaming devices, and the Minister may permit such devices to be placed in limited numbers in locations not operated by MGM Grand Australia. However, under the License, a portion of the operators' win on such gaming devices is to be offset against gaming tax otherwise payable by MGM Grand Australia.

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

MGM GRAND ATLANTIC CITY

  The Company, through its wholly-owned subsidiary, MGM Grand Atlantic City, Inc., intends to create a destination resort hotel/casino in Atlantic City ("MGM Grand Atlantic City") that will be larger and more elaborate than any other facility currently in existence in that market. The Company expects to use its entertainment themes at MGM Grand Atlantic City, and plans to offer a wide array of gaming and non-gaming amenities to its prospective customers. The Company's plans for MGM Grand Atlantic City also include the development of retail and food and beverage facilities. The Company believes that the acquisition and/or development of MGM Grand Atlantic City could cost in excess of $700 million and that the development could take up to three years. The Company has entered into an agreement with FC Atlantic City Associates, L.P. (an affiliate of the Forest City Ratner Company) to develop approximately 35 acres of land on the Atlantic City Boardwalk. The plans for the hotel and casino resort include, among other features, approximately 335,000 square feet of entertainment and retail facilities. The design, budget and schedule for development of the project are at a preliminary stage, and will be subject to the risks attendant to large-scale projects and may be subject to additional costs and delays beyond preliminary estimates. No assurance can be given that the Company will develop a hotel/casino in Atlantic City, or if it does, as to its ultimate size, configuration or cost. Any development or operation in Atlantic City will be subject to the receipt of regulatory approvals. On
July 24, 1996, the Company was found suitable for licensing by the New Jersey Casino Control Commission.

 Atlantic City Market

  Atlantic City is, after Las Vegas, the second largest gaming destination in the United States. The Company believes that it has the potential to successfully expand its domestic base through developing and operating a destination resort in Atlantic City. Management believes that Atlantic City represents an attractive market for additional development due to its proximity to areas with favorable demographics, including a large population base with a high level of disposable income. The Atlantic City market currently consists of 12 hotel/casinos which as of December 31, 1996 had 10,533 rooms, 988,702 square feet of casino space, 32,786 slot machines and 1,484 table games. According to the Atlantic City Department of Planning and Development (the "ACDPD"), more than 58 million people (approximately 23.5% of the United States population) live within 300 miles of Atlantic City, and more than 17.8 million people live within 100 miles. Most of the Atlantic City visitors are "day-trippers," but there are a substantial number of overnight visitors, who are believed to have a higher gaming budget. The Company believes that the overnight visitor component will increase substantially as destination resorts and "must see" attractions such as the proposed MGM Grand Atlantic City make Atlantic City a more exciting and appealing attraction for the middle and high-end gaming customer.

  The Atlantic City gaming market has demonstrated continued growth despite the recent proliferation of new gaming venues across the country. The 12 hotel/casinos in Atlantic City generated approximately $3.81 billion in gaming revenues in 1996, a 1.6% increase over 1995 gaming revenues of approximately $3.75 billion. From 1990 to 1996, total gaming revenues in Atlantic City increased 29.5%, while hotel rooms increased only approximately 19.3% during this period.

  The regulatory environment in Atlantic City has improved significantly over the last several years. New games, such as poker and keno, have been approved, 24-hour gaming has been permitted, registration of certain employees has been eliminated, license terms have been extended, and various operational requirements have been relaxed. These regulatory changes have resulted in reduced costs for the operators and created a more varied and attractive environment for the gaming customer. Management believes that the reforms will serve to permit future reductions in operating expenses of casinos in Atlantic City and to increase the funds available for additional infrastructure development through the New Jersey Casino Redevelopment Authority ("CRDA"). Due principally to an improved regulatory environment, general improvements of economic conditions from 1993 through 1995 and high occupancy rates, all 12 of the Atlantic City hotel/casinos have recently expanded, are in the process of expanding or have announced plans to expand their facilities. In late 1996, Hilton Hotels Corporation entered the Atlantic City market by acquiring two hotel/casino facilities and Sun International Limited acquired a hotel/casino facility. In addition, Mirage Resorts has entered into an agreement with Atlantic City for the development of the "H-Tract," a 170-acre site in the Atlantic City Marina, and plans to construct a 2,000 room hotel/casino with 100,000 square feet of casino space, and Circus Circus and Boyd have each announced intentions to enter the Atlantic City market. Management believes that these increases in hotel/casino capacity, together with infrastructure improvements, and community revitalization programs, will be instrumental in stimulating future revenue growth in the Atlantic City market and increasing its appeal as a destination resort.

  In addition to the planned casino expansions, major infrastructure improvements have been proposed or have begun. These include, among other projects, new housing and retail development, a tunnel connecting the Atlantic City Expressway to the Marina and construction of a new $254 million Convention Center. The CRDA is currently overseeing the development of the "tourist corridor" that will link the Convention Center with the Boardwalk and will, when completed, feature approximately 500,000 square feet of exhibit and pre-function space, meeting rooms, food-service facilities and a 1,600 car underground parking garage. The new convention center will be the largest exhibition space between New York and Washington D.C. The tourist corridor is scheduled to be completed in conjunction with the completion of the new convention center, planned to open in May 1997.

 New Jersey Government Regulation

  The ownership and operation of hotel/casino facilities and gaming activities in Atlantic City, New Jersey are subject to extensive state regulation under the New Jersey Casino Control Act (the "New Jersey Act") and the regulations ("Regulations") of the New Jersey Casino Control Commission (the "New Jersey Commission") and other applicable laws. In general, the New Jersey Act and Regulations arguably provide for more extensive controls over a broader scope of gaming-related activities than does the Nevada regulatory system. In order to operate a hotel/casino facility in New Jersey, MGM Grand Atlantic City must be licensed by the New Jersey Commission and obtain numerous other licenses, permits or approvals from other state as well as local governmental authorities.

  The New Jersey Act and Regulations concern primarily the good character, honesty, integrity and financial stability of casino licensees, their intermediary and holding companies, their employees, their security holders and others financially interested in casino operations, the nature of hotel and casino facilities and a wide range of gaming and non-gaming related operations. The New Jersey Act and Regulations include detailed provisions concerning, among other things: the granting of casino licenses, including the qualification of natural persons and entities related to a casino license applicant, the suitability of the hotel/casino facility, and the amount of authorized casino space and gaming units permitted in a hotel/casino facility; financial and accounting practices used in connection with casino operations; residence and equal employment opportunities for employees of casino operators, contractors for casino facilities and others; rules of games, levels of supervision of games and methods of selling and redeeming chips; manner of granting credit, duration of credit and enforceability of gaming debts; manufacture, distribution and sale of gaming equipment; security standards, management control procedures, accounting and cash control methods and reports to gaming authorities; advertising of casinos and standards for entertainment; and distribution of alcoholic beverages in casinos. A number of these provisions require practices which are different from those in Nevada and some of them result in casino operating costs being higher than those in comparable facilities in Nevada.

  The New Jersey Act also established the New Jersey Division of Gaming Enforcement (the "New Jersey Division") to investigate all license applications, enforce the provisions of the New Jersey Act and Regulations and prosecute all proceedings for violations of the New Jersey Act and Regulations before the New Jersey Commission. The New Jersey Division also conducts audits and continuing reviews of all casino operations.

  The Company's wholly owned subsidiary MGM Grand Atlantic City, Inc. has applied to be licensed by the New Jersey Commission to operate a casino, and the Company has applied to be approved as a qualified holding company. On July 24, 1996, the Company and MGM Grand Atlantic City and their officers, directors, and 5% or greater shareholders were found suitable for licensing by the New Jersey Commission. Employees who will work at the hotel/casino facilities to be operated by MGM Grand Atlantic City, Inc. must also be approved or licensed. In addition, all contracts affecting the facilities must be approved, and all enterprises that conduct business with MGM Grand Atlantic City, Inc. will be required to register with the New Jersey Commission and those enterprises that conduct gaming-related businesses or that conduct business on a regular and continuing basis, as defined by the Regulations, must be licensed by the New Jersey Commission.

  The New Jersey Commission has broad discretion regarding the issuance, renewal, revocation and suspension of casino licenses. Casino licenses are not transferable. A hotel/casino facility must also continually satisfy certain requirements concerning, among other things, the number of qualifying sleeping units and the relationship between the number of qualifying sleeping units and the square footage of casino space.

  The New Jersey Act further provides that each person who directly or indirectly holds any beneficial interest or ownership of the securities issued by a casino licensee or any of its intermediary or holding companies, those persons who, in the opinion of the New Jersey Commission, have the ability to control the casino licensee or its intermediary or holding companies or elect a majority of the board of directors of said companies, other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business, lenders and underwriters of said companies may be required to seek qualification from the New Jersey Commission. However, because the Company intends to qualify as a publicly traded holding company, in accordance with the provisions of the New Jersey Act, a waiver of qualification may be granted by the New Jersey Commission, with the concurrence of the Director of the New Jersey Division, if it is determined that said persons or entities are not significantly involved in the activities of MGM Grand Atlantic City and, in the case of security holders, do not have the ability to control the Company or elect one or more of its directors. There exists a rebuttable presumption that any person holding 5% or more of the equity securities of a casino licensee's intermediary or holding company or a person having the ability to elect one or more of the directors of such a company has the ability to control the company and thus must obtain qualification from the New Jersey Commission.

  Notwithstanding this presumption of control, the New Jersey Act provides for a waiver of qualification for passive "institutional investors," as defined by the New Jersey Act, if the institutional investor purchased the securities for investment purposes only and where such securities constitute (i) less than 10% of the equity securities of a casino licensee's holding or intermediary company or (ii) debt securities of a casino licensee's holding or intermediary company representing a percentage of the outstanding debt of such company not exceeding 20% or a percentage of any issue of the outstanding debt of such company not exceeding 50%. The waiver of qualification is subject to certain conditions including, upon request of the New Jersey Commission, filing a certified statement that the institutional investor has no intention of influencing or affecting the affairs of the issuer, except that an institutional investor holding voting securities shall be permitted to vote on matters put to a vote of the holders of outstanding voting securities. Additionally, a waiver of qualification may also be granted to institutional investors holding a higher percentage of securities of a casino licensee's holding or intermediary company upon a showing of good cause.

  If an institutional investor that has been granted a waiver subsequently changes its investment intent, or if the New Jersey Commission finds reasonable cause to believe that the institutional investor may be found unqualified, no action other than divestiture shall be taken by the investor with respect to the security holdings until there has been compliance with the provisions of the New Jersey Act concerning interim casino authorization. The provisions of the New Jersey Act concerning interim casino authorization provide that whenever a security holder of either equity or debt is required to qualify pursuant to the New Jersey Act, the security holder shall, within 30 days after the New Jersey Commission determines that qualification is required or declines to waive qualification, (i) file a completed application for qualification, along with an executed and approved trust agreement, wherein all securities of the holding or intermediary company held by that security holder are placed in trust pending qualification, or (ii) file a notice of intent to divest itself of such securities as the New Jersey Commission may require so as to remove the need for qualification, which securities must be divested within 120 days from the date such determination was made.

  The New Jersey Act further requires that corporate licensees and their subsidiaries, intermediaries and holding companies adopt certain provisions in their certificates of incorporation that require certain remedial action in the event that an individual owner of any security of such company is found disqualified under the New Jersey Act. The required certificate of incorporation provisions vary depending on whether the stock of the company subject to the requirements of the New Jersey Act is publicly or privately traded. Pursuant to the New Jersey Act, the certificate of incorporation of a publicly held company must provide that any securities of such corporation are held subject to the condition that if a holder is found to be disqualified by the New Jersey Commission pursuant to the New Jersey Act, such holder shall dispose of his interest in such company. The certificate of incorporation of a privately held company must create the absolute right of the company to repurchase at the market price or purchase price, whichever is the lesser, any security, share or other interest in the company in the event the New Jersey Commission disapproves a transfer in accordance with the provisions of the New Jersey Act.

  The Company is a publicly held company and, accordingly, the Company intends to amend its Certificate of Incorporation to provide that a holder of the Company's securities must dispose of such securities if the holder is found disqualified under the New Jersey Act. In addition, the Company intends to amend its certificate of Incorporation to provide that the Company may redeem the stock of any holder found to be disqualified.

  If the New Jersey Commission should find a security holder to be unqualified to be a holder of securities of a casino licensee or holding company, not only must the disqualified holder dispose of such securities but, in addition, commencing on the date the New Jersey Commission serves notice upon the Company of the determination of disqualification, it shall be unlawful for the disqualified holder (1) to receive any dividends or interest upon any such securities, (2) to exercise, directly or through any trustee or nominee, any right conferred by such securities, or (3) to receive any remuneration in any form from the licensee for services rendered or otherwise. If the New Jersey Commission should find a security holder to be unqualified to be a holder of securities of a casino licensee or holding company, the New Jersey Commission shall take any necessary action to protect the public interest including the suspension or revocation of the casino license except that if the disqualified person is the holder of securities of a publicly traded holding company, the New Jersey

Commission shall not take action against the casino license if (1) the holding company has the corporate charter provisions concerning divestiture of securities by disqualified owners required by the New Jersey Act, (2) the holding company has made good faith efforts including the pursuit of legal remedies to comply with any order of the New Jersey Commission, and (3) the disqualified holder does not have the ability to control the company or elect one or more members of the Company's board of directors.

  If, at any time, it is determined that MGM Grand Atlantic City, Inc. has violated the New Jersey Act or Regulations, or if any security holder of the Company or MGM Grand Atlantic City, Inc. who is required to be qualified under the New Jersey Act is found to be disqualified but does not dispose of the securities, MGM Grand Atlantic City, Inc. could be subject to fines or its license could be suspended or revoked. If MGM Grand Atlantic City, Inc.'s license is revoked, the New Jersey Commission could appoint a conservator to operate and to dispose of any hotel/casino facilities of MGM Grand Atlantic City, Inc. Net proceeds of a sale by a conservator and net profits of operations by a conservator (at least up to an amount equal to a fair return on MGM Grand Atlantic City, Inc.'s investment which is reasonable for casinos or hotels) would be paid to the Company.

  In addition to compliance with the New Jersey Act and Regulations relating to gaming, any facility built in Atlantic City by MGM Grand Atlantic City, Inc. or any other subsidiary of the Company must comply with the New Jersey and Atlantic City laws and regulations relating to, among other things, the Coastal Area Facilities Review Act, construction of buildings, environmental considerations, operation of hotels and the sale of alcoholic beverages.

  The New Jersey Commission is authorized to establish fees for the issuance or renewal of casino licenses and casino hotel alcoholic beverage licenses. There is also an annual license fee on each slot machine. The New Jersey Commission is also authorized by regulation to establish annual fees for the issuance and renewal of licenses other than casino licenses.

  The New Jersey Act imposes an annual tax of eight percent on gross revenues (as defined in the New Jersey Act). In addition, casino licensees are required to invest one and one-quarter percent of gross revenues for the purchase of bonds to be issued by the CRDA or make other approved investments equal to that amount. In the event the investment requirement is not met, the casino licensee is subject to a tax in the amount of two and one-half percent on gross revenues.

EMPLOYEES

  As of December 31, 1996, the Company and its subsidiaries employed approximately 6,200 full time equivalent employees at the MGM Grand Las Vegas and its corporate offices. Effective December 1, 1996, the Company and the International Union of Operating Engineers, Local 501 finalized a collective bargaining agreement, running through December 1, 2001, covering approximately 90 facilities and maintenance employees. On November 15, 1996, the Company voluntarily recognized the Local Joint Executive Board of Las Vegas, on behalf of the Hotel Employees Restaurant Employee International Union, Local 226 and the Bartenders Union, Local 165 as the exclusive bargaining representative of approximately 2,800 employees, and has commenced negotiations.

  As of December 31, 1996, MGM Grand Australia employed approximately 400 full time equivalent employees. Hourly employees are covered by collective bargaining agreements.

  As of December 31, 1996, NYNY employed approximately 1,777 full time equivalent employees; operations of NYNY commenced on January 3, 1997. As of December 31, 1996, none of NYNY's employees were covered by collective bargaining agreements. NYNY has voluntarily recognized the Local Joint Executive Board of Las Vegas, on behalf of the Hotel Employees Restaurant Employee International Union, Local 226 and the Bartenders Union, Local 165 as the exclusive bargaining representative of approximately 820 employees. The Company anticipates completing negotiations during the first quarter of 1997.

ITEM 2. PROPERTIES

  The Company's principal executive offices are located at 3799 Las Vegas Boulevard South, Las Vegas, Nevada 89109, where it rents approximately 8,800 square feet from MGM Grand Las Vegas.

  MGM Grand Las Vegas' principal executive offices are also located at 3799 Las Vegas Boulevard South, Las Vegas, Nevada, 89109. Certain other office and warehouse space is leased by MGM Grand Las Vegas consisting of approximately 132,000 square feet located in Las Vegas, Nevada, for an annual rent of approximately $504,000. Approximately 5,800 square feet of the leased space was subleased to NYNY LLC, for an annual rent of approximately $55,500; NYNY LLC terminated the lease and relocated their offices to NYNY on December 31, 1996, and no further lease revenues are anticipated.

  MGM Grand Las Vegas is located on approximately 113 acres on the Strip in Las Vegas, Nevada. The property is subject to a first priority deed of trust securing bank financing of up to $600,000,000, on which there are no amounts outstanding, which bears interest based on LIBOR or the bank reference rate, and which is due December 2001.

  In January 1995, the Company contributed an 18-acre site, located at the intersection of the Strip and Tropicana Avenue, to NYNY LLC. (See Item 1. Business.) This property, together with an adjacent two-acre parcel, is subject to a first priority deed of trust securing bank financing of up of $285,000,000, of which the full amount has been drawn down, and which bears interest based on the bank prime rate, federal funds rate or LIBOR rate, and is due December 2001.

  MGM Grand Australia's principal executive offices are located at Gilruth Avenue, Mindil Beach, Darwin, Northern Territory 0801, Australia. In September 1995, the Company acquired MGM Grand Australia which is located on an 18-acre beach front site on the north central coast of Australia. (See Item 1. Business.) This property is subject to a first priority deed of trust securing bank financing of up to approximately $83,391,000, which bears interest based on the Australian bank bill rate and is due December 2000.

ITEM 3. LEGAL PROCEEDINGS

  On April 5, 1996, a lawsuit was filed in the Superior Court of California, County of Los Angeles by Sheldon Gordon and Randy Brant against the Company. The suit alleges that the Company breached an oral joint venture agreement to have real estate developers Gordon/Brant design and develop a retail and entertainment center at the portion of MGM Grand Las Vegas which fronts the Strip. Plaintiffs claim the alleged oral agreement was formed on essentially the terms set forth in an earlier letter which provided it could not be relied upon for any reason, and that no binding agreement would exist until an Operating Agreement had been duly executed by the Company. They are suing for $350,000 in costs advanced in anticipation of the project being constructed, as well as damages of approximately $100 million from lost profits that would have resulted upon completion, and damage to their reputations. Management believes that the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial condition or results of operations. On July 8, 1996, the jurisdiction of the lawsuit was transferred to the U.S. District Court for the District of Nevada.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF THE REGISTRANT

  J. TERRENCE LANNI (age 54) has served as Chairman of the Company since July 1995, and as a Director, Chairman of the Executive Committee and Chief Executive Officer of the Company since June 1995. He also served as President of the Company from June 1995 to July 1995. Prior thereto, he was President and Chief Operating Officer of Caesars World, Inc. from April 1981 to February 1995.

  ALEX YEMENIDJIAN (age 41) has served as a Director of the Company since December 1989, as President of the Company since July 1995, as Chief Operating Officer of the Company since June 1995, and as Chief Financial Officer of the Company since May 1994. He also served as Executive Vice President of the Company from June 1992 to July 1995, as Chairman of the Executive Committee from January 1991 to June 1992, and as President and Chief Operating Officer of the Company from March 1990 to January 1991. He also served as an executive of Tracinda from January 1990 to January 1997.

  FRED BENNINGER (age 80) has served as a Director of the Company since February 1986, and as Vice Chairman of the Board since April 1995. He was Chairman of the Board from August 1987 to April 1995. He also served as Chief Executive Officer of the Company from August 1987 to January 1991, and as President of the Company from August 1987 to March 1990.

  SCOTT LANGSNER (age 43) has served as Secretary/Treasurer of the Company since July 1987.

  KENNETH A. ROSEVEAR (age 47) served as Senior Vice President-Development of the Company from November 1995 to October 1996, when he relinquished his position in favor of the position of President and Chief Operating Officer of MGM Grand Development, Inc., a wholly-owned subsidiary of the Company. From November 1993 to November 1995, he served as President of Caesars World Gaming Development Corporation. For more than five years prior thereto, he served as Chief Executive of Sun International Group in South Africa.

  EDWARD J. JENKINS (age 52) has served as Vice President of the Company since October 1995. From July 1992 to October 1995, he served as Vice President, Security, for Caesars World, Inc. He previously was a 30-year veteran of the FBI, holding various management positions at Bureau offices throughout the United States.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is listed on the New York Stock Exchange. For price information with respect to such Common Stock, see page 48 of the Company's 1996 Annual Report to Stockholders, which information is incorporated herein by this reference.

  As of March 13, 1997, there were approximately 57,863,526 record holders of the Company's Common Stock.

  The Company has not paid any dividends to date on the Common Stock. The declaration of dividends (which is within the discretion of the Company's Board of Directors) will depend on the earnings, financial position and capital requirements of the Company and other relevant factors existing at the time.

ITEM 6. SELECTED FINANCIAL DATA

  The information set forth on page 2 of the Company's 1996 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information set forth on pages 23 to 27 of the Company's 1996 Annual Report to Stockholders is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated balance sheets as of December 31, 1996 and 1995 and the consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996 with the Report of Independent Public Accountants contained on pages 28 to 45 of the Company's 1996 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information called for by PART III (Items 10, 11, 12, and 13) has been omitted, as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year, a definitive Proxy Statement pursuant to regulation 14A, except that the information regarding the Company's executive officers called for by Item 10 of PART III has been included in PART I of this Form 10-K under the heading "Executive Officers of the Registrant."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The financial statements and schedule listed in the accompanying Index to Financial Statements at Page 21 herein are filed as part of this Form 10-K.

  (b) Exhibits

  The exhibits listed in the accompanying Exhibit Index on Pages 24 to 25 are filed as part of this Form 10-K.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MGM GRAND, INC.

                                          By:   /s/ J. Terrence Lanni
                                          _____________________________________
                                                    J. Terrence Lanni
                                          Chairman and Chief Executive Officer
                                              (Principal Executive Officer)


                                          By:   /s/  Alex Yemenidjian
                                          _____________________________________
                                                     Alex Yemenidjian
                                           President, Chief Operating Officer
                                                and Chief Financial Officer

Dated: March 10, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
      /s/ J. Terrence Lanni          Chairman of the Board and       March 10, 1997
____________________________________ Chief Executive Officer
         J. Terrence Lanni

      /s/ Alex Yemenidjian           President, Chief Operating      March 10, 1997
____________________________________ Officer, Chief Financial
          Alex Yemenidjian           Officer and Director

      /s/ Fred Benninger             Vice-Chairman of the Board      March 10, 1997
____________________________________
           Fred Benninger

       /s/ James D. Aljian           Director                        March 10, 1997
____________________________________
          James D. Aljian

    /s/ Terry N. Christensen         Director                        March 10, 1997
____________________________________
        Terry N. Christensen

                                     Director                        March   , 1997
____________________________________
          Glenn A. Cramer

                                     Director                        March   , 1997
____________________________________
          Willie D. Davis

                                     Director                        March   , 1997
____________________________________
        Alexander M. Haig, Jr.

                                     Director                        March   , 1997
____________________________________
          Kirk Kerkorian

      /s/ Walter M. Sharp            Director                        March 10, 1997
____________________________________
          Walter M. Sharp

       /s/ Jerome B. York            Director                        March 10, 1997
____________________________________
           Jerome B. York

                         INDEX TO FINANCIAL STATEMENTS
                                 (ITEM 14(A))

                                                                  Annual
                                                                Report to   Form
                                                               Stockholders 10-K
                                                                   Page     Page
                                                               ------------ ----
Report of Independent Public Accountants.....................       45
Consolidated Statements of Operations--For the years ended
 December 31, 1996, 1995, 1994...............................       28
Consolidated Balance Sheets as of December 31, 1996 and 1995.       29
Consolidated Statements of Cash Flows--For the years ended
 December 31, 1996, 1995, 1994...............................       30
Consolidated Statements of Stockholders' Equity--For the
 years ended December 31, 1996, 1995, and 1994...............       31
Notes to Consolidated Financial Statements...................       32
Selected Quarterly Financial Results (unaudited).............       46
Report of Independent Public Accountants on Supplemental                     22
 Schedule....................................................
Schedule II--Valuation and Qualifying Accounts...............                23

  All other schedules have been omitted either as inapplicable or not required under the instructions contained in Regulation S-X, or because the information is included in the financial statements or the notes thereto.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To MGM Grand, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in MGM Grand, Inc.'s Annual Report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 30, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule II as shown on page 22 is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Las Vegas, Nevada
January 30, 1997

                        MGM GRAND, INC. AND SUBSIDIARIES
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (In thousands)

                                                  ADDITIONS
                                       BALANCE AT CHARGED TO AMOUNTS  BALANCE
                                       BEGINNING  COSTS AND  WRITTEN AT END OF
             DESCRIPTION               OF PERIOD   EXPENSES    OFF    PERIOD
             -----------               ---------- ---------- ------- ---------
FOR THE YEAR ENDED DECEMBER 31, 1996:
 Allowance for doubtful accounts and
 discounts...........................   $33,072    $38,635   $36,275  $35,432
                                        =======    =======   =======  =======
FOR THE YEAR ENDED DECEMBER 31, 1995:
 Allowance for doubtful accounts and
 discounts...........................   $17,624    $57,683   $42,235  $33,072
                                        =======    =======   =======  =======
FOR THE YEAR ENDED DECEMBER 31, 1994:
 Allowance for doubtful accounts and
 discounts...........................   $ 4,733    $44,181   $31,290  $17,624
                                        =======    =======   =======  =======

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
   3(1)  Certificate of Incorporation of Company, as amended (incorporated by reference to Exhibit 3(1) to Registration Statement No. 33-3305).

   3(2)  Bylaws of Company, as amended (incorporated by reference to Exhibit
         3(2) to Registration Statement No. 33-30337).

   4     Indenture, dated as of May 1, 1992, among MGM Grand Hotel Finance
         Corp. ("MGM Finance"), as issuer, the Company, as guarantor, MGM Grand
         Hotel, Inc. ("MGM Grand Hotel"), as obligor with respect to certain covenants, and U.S. Trust Company of California, N.A., a national banking corporation validly organized and existing under the laws of the United States, as Trustee (the "Trustee"), relating to First
         Mortgage Notes, including forms of First Mortgage Notes (incorporated by reference to Exhibit (A) (IV) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1992).

   4(1) Irrevocable Security Agreement of MGM Grand, Inc. Regarding Defeasance and Redemption, together with Certificate of Defeasance.

   4(2)  Irrevocable Security Agreement of MGM Grand Hotel Finance Corp.
         Regarding Defeasance and Redemption, together with Certificate of Defeasance.

   4(3)  Certificate of Defeasance dated as of October 29, 1996.

  10(1)  MGM Grand, Inc. Nonqualified Stock Option Plan.

  10(2)  MGM Grand, Inc. Incentive Stock Option Plan.

  10(3)  Bank of America Senior Secured $600,000,000 Reducing Revolving Credit
         Facility dated as of July 1, 1996, and Amendment No. 1(incorporated by reference to Exhibit (A) to the Company's Quarterly Report on Form 10-
         Q for the quarterly period ended September 30, 1996).

  10(4) Letter Agreements, dated January 3, 1991 and February 9, 1993, between the Company and Alex Yemenidjian (incorporated by reference to Exhibit
         10(19) of the Company's 1992 10-K).

  10(5)  Letter Agreement, dated February 9, 1993, between the Company and Fred
         Benninger (incorporated by reference to Exhibit 10(20) of the Company's 1992 10-K).

  10(6)  Operating Agreement of New York-New York Hotel, LLC by and between MGM
         Grand, Inc. and PRMA Las Vegas, Inc. dated as of December 26, 1994
         (incorporated by reference to Exhibit 10(16) to the Company's 1994
         Form 10-K).

  10(7) Contribution Agreement with Joint Escrow instructions by and among PRMA Las Vegas, Inc. and the Company and New York-New York Hotel, LLC dated as of December 26, 1994 (incorporated by reference to the Company's 1994 Form 10-K).

  10(8) Construction/Revolving Loan Agreement dated as of September 15, 1995 among New York-New York Hotel, LLC and the banks named therein
         (incorporated by reference to Exhibit 10(18) to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1995 (the
         1995 10-K).

  10(9)  Completion Guaranty dated as of September 15, 1995 by the Company and
         Primadonna Resorts, Inc. (incorporated by reference to Exhibit 10(19) to the 1995 10-K).

  10(10) Keep Well Agreement dated as of September 15, 1995 by the Company and
         Primadonna Resorts, Inc. (incorporated by reference to Exhibit 10(20) to the 1995 10-K), as amended.

  10(11) Agreement for Purchase of Shares between MGM Grand Australia PTY LTD
         ("MGM Grand Australia"), the Company and the Vendors (as defined therein) dated as of June 30, 1995 (incorporated by reference to
         Exhibit 10(21) to the 1995 10-K).

  10(12) Loan Agreement between MGM Grand Australia and the banks named therein dated September 6, 1995 (incorporated by reference to Exhibit 10(22) to the 1995 10-K).

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10(13)  MGM Grand, Inc. Continuing Guaranty dated as of September 1, 1995
         (incorporated by reference to Exhibit 10(23) to the 1995 10-K).

 10(14) Option Deed dated as of June 30, 1995 between the Shareholders named therein, the Company and the persons named therein (incorporated by reference to Exhibit 10(24) to the 1995 10-K).

 10(26)  Letter Agreement dated April 13, 1995 between the Company and J.
         Terrence Lanni (incorporated by reference to Exhibit 10(26) to the 1995 10-K).

 10(27)  Letter Agreement dated October 10, 1995 between the Company and Edward
         Jenkins.

 10(28)  Letter Agreement dated October 10, 1995 between the Company and Ken
         Rosevear.

 10(29)  Letter Agreement dated September 25, 1995 between the Company and
         T. Patrick Smith.

 10(30)  Annual Performance Based Incentive Plan For Executive Officers.

 13*     The Company's 1996 Annual Report to Stockholders.

 21      List of Subsidiaries.

 23      Consent of Independent Public Accountants.

 27      Financial Data Schedule.

--------
* Except for those portions which are expressly incorporated herein by reference, such Annual Report is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Report.