Form 10-Q
period 1997-03-31
MGM GRAND INC
filed 1997-05-06
CIK 789570

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                       ---------------------------------

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED          MARCH 31, 1997
                               -------------------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Transition period from                    to
                              -------------------    ---------------------

Commission File Number:    0-16760
                       ----------------

                                MGM GRAND, INC.
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                 88-0215232
-------------------------------            --------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

      3799 Las Vegas Boulevard South, Las Vegas, Nevada            89l09
-----------------------------------------------------------------------------
        (Address of principal executive offices)                 (Zip Code)

                                (702) 89l-3333
  --------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                       Outstanding at May 2, 1997
       ----------------------------         ----------------------------
       Common Stock, $.0l par value               57,865,929 shares

                        MGM GRAND, INC. AND SUBSIDIARIES

                                   FORM 10-Q


                                   I N D E X

                                                                   Page No.
                                                                   --------
PART I.     FINANCIAL INFORMATION

 Item 1.    Financial Statements

            Condensed Consolidated Statements of
            Operations for the Three Months Ended
            March 31, 1997 and March 31, 1996.....................    1

            Condensed Consolidated Balance Sheets
            at March 31, 1997 and December 31, 1996...............    2

            Condensed Consolidated Statements of
            Cash Flows for the Three Months Ended
            March 31, 1997 and March 31, 1996.....................    3

            Notes to Condensed Consolidated Financial
            Statements............................................   4-9


 Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........  10-13

PART II.    OTHER INFORMATION.....................................    13

            Signatures............................................    14

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                                  (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                  ---------------------
                                                    1997         1996
                                                  --------     --------
REVENUES:
 Casino                                           $107,096     $128,948
 Room                                               43,336       43,801
 Food and beverage                                  21,569       20,094
 Entertainment, retail and other                    25,874       29,109
 Income from unconsolidated affiliate               14,722           -
                                                  --------     --------
                                                   212,597      221,952
 Less:  promotional allowances                      15,099       13,956
                                                  --------     --------
                                                   197,498      207,996
                                                  --------     --------
EXPENSES:
 Casino                                             53,157       56,788
 Room                                               11,116       11,325
 Food and beverage                                  12,239       12,126
 Entertainment, retail and other                    18,642       22,368
 Provision for doubtful accounts and
  discounts                                          8,413       15,626
 General and administrative                         25,435       23,932
 Depreciation and amortization                      15,458       15,216
                                                  --------     --------
                                                   144,460      157,381
                                                  --------     --------

OPERATING PROFIT BEFORE CORPORATE
 EXPENSE                                            53,038       50,615
CORPORATE EXPENSE                                    1,489        1,392
                                                  --------     --------
OPERATING INCOME                                    51,549       49,223
                                                  --------     --------
OTHER INCOME (EXPENSE):
 Interest income                                       199        1,581
 Interest expense, net of amounts
  capitalized                                         (974)     (15,797)
 Interest expense - unconsolidated
  affiliate                                         (2,465)          -
 Other, net                                           (232)        (479)
                                                  --------     --------
                                                    (3,472)     (14,695)
                                                  --------     --------

INCOME BEFORE PROVISION FOR INCOME TAXES            48,077       34,528
 Provision for income taxes                        (17,927)          -
                                                  --------     --------
NET INCOME                                        $ 30,150     $ 34,528
                                                  ========     ========
PER SHARE OF COMMON STOCK:
  Net income                                      $   0.51     $   0.70
                                                  ========     ========
Weighted average shares outstanding (000's)         58,765       49,604
                                                  ========     ========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                        MGM GRAND, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (Unaudited)

                                    ASSETS

                                            March 31,      December 31,
                                              1997             1996
                                            ----------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                $   45,373     $   61,412
   Accounts receivable, net                     47,000         80,529
   Prepaid expenses and other                   12,073         13,208
   Inventories                                  13,589         13,520
   Deferred tax asset                           28,016         58,039
                                            ----------     ----------
         Total current assets                  146,051        226,708
                                            ----------     ----------
PROPERTY AND EQUIPMENT, NET                    895,414        884,750

OTHER ASSETS:
   Investments in unconsolidated affiliates     92,020         72,896
   Deposits                                     15,425         15,255
   Excess of purchase price over fair
    market value of net assets acquired, net    39,366         39,622
   Other assets, net                            54,674         48,458
                                            ----------     ----------
         Total other assets                    201,485        176,231
                                            ----------     ----------
                                            $1,242,950     $1,287,689
                                            ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                         $   20,306     $   32,995
   Income taxes payable                          3,605         23,653
   Current obligation, capital leases            2,313          2,769
   Current obligation, long term debt           12,737         12,906
   Other accrued liabilities                    81,506        118,448
                                            ----------     ----------
         Total current liabilities             120,467        190,771
                                            ----------     ----------
DEFERRED REVENUES                                7,363          6,712
DEFERRED INCOME TAXES                           20,009         38,477
LONG TERM OBLIGATION, CAPITAL LEASES             7,185          7,862
LONG TERM DEBT                                  81,378         70,485
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock ($.01 par value,
    75,000,000 shares authorized,
    57,955,417 and 57,883,766 shares
    issued)                                        580            579
   Capital in excess of par value              965,570        963,688
   Retained earnings                            43,371         13,221
   Currency translation adjustment              (2,973)        (4,106)
                                            ----------     ----------
         Total stockholders' equity          1,006,548        973,382
                                            ----------     ----------
                                            $1,242,950     $1,287,689
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

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $ 30,150     $ 34,528
   Adjustments to reconcile net income to net cash
    from operating activities:
      Depreciation and amortization                         15,493       15,243
      Amortization of debt offering costs                      431          754
      Provision for doubtful accounts and discounts          8,413       15,626
      Income from unconsolidated affiliate, net            (12,257)          -
      Change in assets and liabilities:
         Accounts receivable                                25,116       10,214
         Inventories                                          (342)         230
         Prepaid expenses and other                          1,135       (3,654)
         Income taxes payable and deferred income
          taxes                                             (8,493)     (12,318)
         Accounts payable, accrued liabilities and
          other                                            (50,069)      18,567
         Currency translation adjustment                        48          (21)
                                                          --------     --------
            Net cash from operating activities               9,625       79,169
                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                     (23,805)     (14,120)
   Disposition of property and equipment, net                  113          277
   Investments in unconsolidated affiliates                 (7,160)        (942)
   Note receivable                                              -           282
   Deposits and other assets, net                           (8,503)         393
                                                          --------     --------
            Net cash from investing activities             (39,355)     (14,110)
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments to banks and others                           (3,192)          -
   Borrowings under bank line of credit                     15,000        2,294
   Repayments of bank line of credit                            -        (2,294)
   Issuance of common stock                                  1,883        8,504
                                                          --------     --------
            Net cash from financing activities              13,691        8,504
                                                          --------     --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                          (16,039)      73,563
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            61,412      110,017
                                                          --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 45,373     $183,580
                                                          ========     ========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                        MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   Organization and Basis of Presentation

     MGM Grand, Inc. (the "Company") is a Delaware corporation, incorporated on January 29, 1986. As of March 31, 1997, approximately 61.6% of the outstanding shares of the Company's common stock were owned by Kirk Kerkorian and Tracinda Corporation ("Tracinda"), a Nevada corporation wholly-owned by Kirk Kerkorian.

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

     The Company and Primadonna Resorts, Inc. ("Primadonna") each own 50% of New York-New York Hotel and Casino, LLC. ("NYNY LLC"), which completed development of the $460,000,000 themed destination resort called New York-New York Hotel and Casino in Las Vegas, Nevada ("NYNY") in December 1996. NYNY commenced operations on January 3, 1997. NYNY is located on approximately 20 acres at the northwest corner of Tropicana Avenue and Las Vegas Boulevard, across from MGM Grand Las Vegas.

     Through its wholly-owned subsidiary, MGM Grand Atlantic City, Inc., the Company intends to construct and operate a destination resort hotel/casino, entertainment and retail facility in Atlantic City, New Jersey, at an approximate cost of at least $700,000,000. On July 9, 1996, the Company entered into an agreement with FC Atlantic City Associates, L.P. (an affiliate of the Forest City Ratner Company) to develop approximately 35 acres of land on the Atlantic City Boardwalk. Construction of the project is subject to the receipt of various governmental approvals. The plans for the hotel and casino resort include, among other features, approximately 335,000 square feet of entertainment and retail facilities. On July 24, 1996, the Company was found suitable for licensing by the New Jersey Casino Control Commission.

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1996 Annual Report included in Form 10-K.

                       MGM GRAND, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 1.   Organization and Basis of Presentation - (continued)

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1997, and the results of operations for the three month periods ended March 31, 1997 and 1996. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to prior period financial statements to conform with the 1997 presentation.


Note 2.   Statements of Cash Flows

     For the three months ended March 31, 1997 and March 31, 1996, cash payments made for interest were $2,013,000 and $2,066,000, respectively.

     Cash payments made for state and federal taxes for the three months ended March 31, 1997 and March 31, 1996 were $25,030,000 and $2,027,000, respectively.


Note 3.   Long Term Debt and Notes Payable

     Long term debt consisted of the following (in thousands):

                                               March 31,     December 31,
                                                 1997            1996
                                               ---------     ------------
Australian Hotel/Casino Loan
  due December 1, 2000                         $  79,115        $  83,391
Bank Credit Facility                              15,000               -
                                               ---------     ------------
                                                  94,115           83,391
Less:  Current Maturities                        (12,737)         (12,906)
                                               ---------     ------------
                                               $  81,378        $  70,485
                                               =========     ============

     Total interest incurred for the first three months of 1997 and 1996 was $2,492,000 and $16,914,000, respectively, of which $1,518,000 and $1,117,000 were capitalized in the 1997 and 1996 periods, respectively. During the first three months of 1997, the Company recognized interest expense from unconsolidated affiliate of $2,465,000.

     On July 3, 1996, the Company deposited $523,231,000 (the "Defeasance Deposit") with the Trustee, U.S. Trust of California, to fund the defeasance of MGM Grand Hotel Finance Corp. First Mortgage Notes ("FMN's") in accordance with the terms of the bond indenture. The Defeasance Deposit was made in the form of U.S. Government securities and was used to fund interest payments on the FMN's through May 1, 1997, the call as of such date of the 11-3/4% FMN's at 101.958% of the outstanding principal, and the call as of such date of the 12% FMN's at 105.333% of the outstanding principal. On October 29, 1996, the liens on the assets of MGM Grand Hotel, Inc. were released and accordingly, the defeasance was finalized.

                       MGM GRAND, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 3.   Long Term Debt and Notes Payable (continued)

     On July 1, 1996, the Company secured a new $500,000,000 Senior Reducing Revolving Credit Facility with BA Securities (the "Facility"), an affiliate of Bank of America NT&SA ("BofA"). In August 1996, the Facility was increased to $600,000,000. The Facility contains various restrictive covenants on the Company which includes the maintenance of certain financial ratios and limitations on additional debt, dividends, capital expenditures and disposition of assets. The Facility also restricts acquisitions and similar transactions. Interest on the Facility is based on the bank reference rate or Eurodollar rate. The Facility matures in December 2001. During the quarter ended March 31, 1997, $15,000,000 was drawn down against the Facility and remained outstanding as of March 31, 1997.

     The Australian bank facility originally provided a total availability of approximately $82,299,000 (AUD$105,000,000), which was reduced by a $3,192,000
(AUD$4,062,000) principal payment made in accordance with the terms of the bank facility, and as of March 31, 1997, $79,115,000 (AUD$100,938,000) remained outstanding. The facility includes funding for general corporate purposes. Interest on the facility is based on the Australian Bank Bill rate. The loan agreement contains various restrictive covenants on the Company and MGM Grand Australia, including the maintenance of certain financial ratios and limitations on additional debt, dividends, and disposition of assets. The loan agreement also restricts acquisitions and similar transactions. The indebtedness, which matures in December 2000, has been wholly guaranteed by the Company.

     MGM Grand Australia has a $15,676,000 (AUD$20,000,000) uncommitted standby line of credit, with a funding period of 91 days for working capital purposes. No amount was outstanding during the three months ended March 31, 1997, and $2,294,000 was borrowed and repaid under the line of credit during the three months ended March 31, 1996.

     Upon commencement of operations of NYNY on January 3, 1997 (see Note 1), the $285,000,000 non-revolving construction line of credit converted to a five-year reducing revolver. The Company and Primadonna (the "Partners") have executed a joint and several unlimited Keep-Well Agreement, which provides that in the event of insufficient cash flow from NYNY to comply with financial covenants, the Partners will make cash infusions which are sufficient to bring NYNY LLC into compliance with the financial covenants. During the first three months of 1997, $8,000,000 in principal repayments were made by NYNY LLC. Outstanding balances were $277,000,000 as of March 31, 1997 and $285,000,000 as of December 31, 1996. On January 21, 1997, NYNY LLC completed an additional $20,000,000 equipment financing with a financial institution.

                       MGM GRAND, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 4.   Issuance of Common Stock

     On May 7, 1996, the Company made a commitment to grant 15 shares of Company Common Stock to each of its employees in exchange for continued active employment through the one year anniversary date of the commitment. As a result of the stock grant commitment, deferred compensation in the amount of $4,982,000 was charged to stockholders' equity and is being amortized monthly to compensation expense over the one year commitment period. As of March 31, 1997, approximately $3,688,000 has been amortized to expense, with $2,819,000 of such expense recognized in the 1996 year.

     On May 24, 1995, and as amended on November 27, 1995, the Company and MGM Grand Hotel, Inc. entered into a Promotion Agreement with Don King Productions, Inc. ("DKP"), pursuant to which, among other things, MGM Grand Las Vegas will have the exclusive right to present six of Mike Tyson's fights. In addition, MGM Grand Hotel, Inc. made a non-interest bearing working capital advance of $15,000,000 to DKP which calls for repayment on January 25, 1998, and the Company sold DKP 618,557 treasury shares of the Company's Common Stock (the "Shares") for $15,000,000 in exchange for a non-interest bearing promissory note. Through March 31, 1997, four fights have occurred pursuant to the agreement, and the stock promissory note has been paid. The original agreement was amended by a Trust Agreement dated October 23, 1996, in which the Shares were placed in the name of, and held by, an independent trustee, pending disposition at the direction of the Company. The Trust Agreement extended the payment date of the working capital advance and the guaranteed share price of $48.50 to March 31, 1998. As of March 31, 1997, the Company has expensed approximately $5,052,000 over the life of the agreement. At March 31, 1997, the total cash requirement of the guarantee is approximately $7,577,000.


Note 5.   Earnings per Share

     The Company calculates earnings per share ("EPS") in accordance with Accounting Principles Board Opinion 15, "Earnings per Share" ("APB 15"). Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during each period. Such amounts were approximately 58,765,000 and 49,604,000 shares for the three month periods ended March 31, 1997 and 1996, respectively.

     In March 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which upon adoption will supersede APB 15 and is intended to simplify and harmonize the EPS calculations in the United States with those common in other countries and to present two EPS calculations: (i) basic earnings per common share which is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented, and (ii) diluted earnings per common share which is determined on the assumptions that options issued to employees

                       MGM GRAND, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5.   Earnings per Share (continued)

are exercised and repurchased at the average price for the periods presented. SFAS 128 is effective for financial statements for the year ended December 31, 1997, and although early application is prohibited, the following reflects the expected effect of SFAS 128 for the periods presented (in thousands except per share amounts):

                                               Three Months Ended
                                                    March 31,
                                               -------------------
                                                 1997       1996
                                               --------    -------
Net Income                                     $ 30,150    $34,528
                                               ========    =======

Weighted Average Shares                          57,836     48,952
                                               ========    =======

Basic Earnings per Share                       $   0.52    $  0.71
                                               ========    =======
Weighted Average Shares (includes
 options to purchase 858,000 and
 652,000 shares issued to employees for
 the periods March 31, 1997 and 1996,
 respectively, and 78,000 employee
 grant shares (see Note 4) for the
 period ended March 31, 1997)                    58,772     49,604
                                               ========    =======

Diluted Earnings per Share                     $   0.51    $  0.70
                                               ========    =======

Note 6.   Income Taxes

     The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. At March 31, 1997 and December 31, 1996, the Company believes that it is more likely than not that its deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income.

     The provision for income taxes for the three months ended March 31, 1997 and 1996, is as follows (in thousands):

                                               Three Months Ended
                                                    March 31,
                                               -------------------
                                                 1997       1996
                                               -------    --------
Current - Federal                              $ 5,203    $  9,811
Deferred - Federal                              12,724      (9,811)
                                               -------    --------
 Provision for income taxes                    $17,927    $     -
                                               =======    ========

                       MGM GRAND, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 6.   Income Taxes (continued)

     The reconciliation of the income tax rate and the Company's effective tax rate is as follows:

                                      Three Months Ended
                                           March 31,
                                      ------------------
                                       1997        1996
                                      ------      ------
Federal income tax rate                 35.0%       35.0%
Permanent, foreign and other
 tax differences                         2.3         1.5
Reduction in valuation allowance          -        (36.5)
                                      ------      ------
 Effective tax rate                     37.3%         - %
                                      ======      ======

     As of March 31, 1997 and December 31, 1996, the major tax-effected components of the Company's net deferred tax asset are as follows (in thousands):

                                   March 31,    December 31,
                                      1997          1996
                                   ---------    ------------
DEFERRED TAX ASSETS - FEDERAL      $  69,148    $     94,556
  Less:  Valuation allowance              -               -
                                   ---------    ------------
  Net deferred tax assets             69,148          94,556

DEFERRED TAX LIABILITIES             (61,141)        (74,994)
                                   ---------    ------------
NET DEFERRED TAX ASSETS            $   8,007    $     19,562
                                   =========    ============

     At March 31, 1997, the Company had a United States net operating loss carryforward for income tax purposes of approximately $5,675,000 which expires in different periods through 2010, an Australian net operating loss carryforward of $7,330,000 which does not expire, General Business Credit carryovers of $2,573,000 which expire in different periods through 2010, and an Alternative Minimum Tax credit carryover of $33,954,000 which does not expire.

                       MGM GRAND, INC. AND SUBSIDIARIES

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations

     The Company, through its wholly-owned subsidiaries, owns and operates MGM Grand Las Vegas and MGM Grand Australia (see Note 1). The Company also owns 50% of New York-New York Hotel and Casino, which commenced operations on January 3, 1997 (see Note 1).

                                                   (in thousands)
                                                  Three Months Ended
                                                       March 31,
                                                 --------------------
                                                   1997        1996
                                                   ----        ----

Net revenues:
 MGM Grand Las Vegas                             $175,295    $199,474
 MGM Grand Australia                                7,766       8,797
 Income from unconsolidated affiliate              14,722          -
 Eliminations and other                              (285)       (275)
                                                 --------    --------
                                                  197,498     207,996
                                                 ========    ========

Operating profit:
 MGM Grand Las Vegas                               38,574      52,426
 MGM Grand Australia                                 (258)     (1,811)
 Income from unconsolidated affiliate              14,722          -
                                                 --------    --------
                                                   53,038      50,615

Corporate expense                                  (1,489)     (1,392)
                                                 --------    --------

Operating income                                   51,549      49,223

Interest income                                       199       1,581
Interest expense, net of amounts
  capitalized                                        (974)    (15,797)
Interest expense - unconsolidated affiliate        (2,465)         -
Other, net                                           (232)       (479)
                                                 --------    --------

Income before provision for income taxes           48,077      34,528

Provision for income taxes                        (17,927)         -
                                                 --------    --------

Net income                                       $ 30,150    $ 34,528
                                                 ========    ========

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Quarter versus Quarter

     Net revenues for the first quarter of 1997 were $197,498,000, representing a decrease of $10,498,000 (5.0%) when compared with $207,996,000 during the same period last year. The decrease in net revenues was largely due to lower casino revenue in the 1997 period, partially offset by income from the Company's 50% ownership in NYNY (see Note 1).

     Consolidated casino revenues for the first quarter of 1997 were $107,096,000, representing a decrease of $21,852,000 (16.9%) when compared with $128,948,000 during the same period in the prior year. MGM Grand Las Vegas casino revenues were $100,947,000, representing a decrease of $20,491,000 (16.9%) when compared with $121,438,000 during the same period in the prior year. The reduction in casino revenues at MGM Grand Las Vegas was a result of lower table game win percentages, despite an overall increase in table game volume when compared with the prior year period. MGM Grand Australia reported casino revenues of $6,149,000, which decreased $1,360,000 (18.1%) when compared with $7,509,000 during the same period in the prior year, primarily attributable to lower volume and win percentages in table games partially offset by an increase in slot win.

     Consolidated room revenues were $43,336,000 for the first quarter of 1997 compared with $43,801,000 in the prior year's first quarter representing a decrease of $465,000. MGM Grand Las Vegas room revenues were $42,961,000 representing a decrease of $562,000 when compared with $43,523,000 in the same period of the prior year. The decrease was primarily due to a lower occupancy of 92.1% for the first quarter of 1997 when compared with 93.3% in the same period of the prior year, which was partially offset by an increase in the average room rate for the first quarter to $104 from $103 for the 1996 first quarter. MGM Grand Australia room revenues were $418,000 for the first quarter of 1997 representing an increase of $95,000 (29.4%) when compared with $323,000 for the prior year period. The prior year revenues were affected by the room refurbishment program.

     Consolidated food and beverage revenues were $21,569,000 in the first quarter of 1997, representing an increase of $1,475,000 (7.3%) when compared with $20,094,000 in the first quarter of the prior year. The increase was attributable to MGM Grand Las Vegas which had food and beverage revenues of $20,032,000 during the first quarter of 1997, an increase of $1,165,000 (6.2%) when compared with $18,867,000 in the first quarter of 1996. This increase resulted from the Company's decision to operate the Studio Cafe, which during the 1996 period had been a leased facility. MGM Grand Australia reported food and beverage revenues of $1,574,000 representing an increase of $331,000 (26.6%) when compared with $1,243,000 during the same period in the prior year.

     Consolidated entertainment, retail and other revenues decreased $3,235,000 (11.1%) from $29,109,000 in the 1996 period to $25,874,000 in the 1997 period.
The decrease in entertainment, retail and other revenues is a result of lower EFX revenues, lower retail revenues, and the downsizing of the midway/arcade to a smaller facility. These decreases were partially offset by increases in MGM Grand Garden Arena revenues and increased theme park revenues from the SkyScreamer thrill ride which was not operational during the 1996 period.

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Quarter versus Quarter (continued)

     Income from unconsolidated affiliate was $14,722,000 for the first quarter of 1997, representing the Company's 50% share of NYNY's operating income. The operating results from NYNY are not consolidated with those of the Company, reflecting the Company's 50% ownership (see Note 1).

     Consolidated operating expenses were $144,460,000 in the first quarter of 1997, representing a decrease of $12,921,000 (8.2%) when compared with $157,381,000 for the same period last year. The overall decrease was attributable to MGM Grand Las Vegas which had lower operating expenses in the 1997 period as a result of lower casino taxes due to decreased casino revenues, lower casino marketing costs associated with special events, and lower costs related to EFX. Additionally, the provision for doubtful accounts and discounts decreased by $7,260,000 at MGM Grand Las Vegas as a result of changes in anticipated collectibility and collections made on previously reserved receivable balances. MGM Grand Australia operating expenses decreased from $10,608,000 in the 1996 period to $8,024,000 in the 1997 period as a result of continuing cost containment efforts.

     Interest Income of $199,000 for the period ended March 31, 1997 decreased by $1,382,000 from $1,581,000 in the first quarter of 1996. The decrease was attributable to lower invested cash balances at MGM Grand Las Vegas during the first quarter of 1997.

     Interest Expense in the first quarter of 1997 of $974,000 (net of amounts capitalized) decreased by $14,823,000 when compared with $15,797,000 in the same period of 1996. The decrease in the first quarter of 1997 was primarily due to the defeasance of the MGM Grand Hotel Finance Corp. First Mortgage Notes (see
Note 3). Also, the Company recognized interest expense from unconsolidated affiliate of $2,465,000 during the 1997 period.

     Income Tax Provision of $17,927,000 has been recorded at a rate of 37.3% for the three months ended March 31, 1997, compared with the prior year when there was no provision due to the benefit resulting from the reduction of the valuation allowance (see Note 7).

Liquidity and Capital Resources

     As of March 31, 1997 and December 31, 1996, the Company held cash and cash equivalents of $45,373,000 and $61,412,000, respectively. Cash provided by operating activities for the three months of 1997 was $9,625,000 compared with $79,169,000 for the same period of 1996.

     On May 6, 1996, MGM Grand Las Vegas announced details of a 30-month, $250,000,000 Master Plan designed to transform the facility into "The City of Entertainment." The Master Plan features a series of substantive improvements and additions throughout its 113-acre destination resort property, including refurbishment of the lion entry, the porte cochere, casino areas, luxury suites, parking facilities, and the theme park. In addition, new facilities include a convention center, additional entertainment/retail venues, and a second porte cochere entrance. Approximately $98,500,000 is expected to be expended during 1997 related to the Master Plan, of which $10,599,000 has been expended through March 31, 1997.

                       MGM GRAND, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (continued)

     Capital expenditures during the first three months of 1997 were $23,805,000, consisting primarily of $10,390,000 related to MGM Grand Las Vegas for general property improvements, $10,599,000 for the Master Plan project, $431,000 at MGM Grand Australia for general property improvements and $2,385,000 for MGM Grand Atlantic City land purchases and pre-construction activities. The total capital expenditures remaining for 1997 related to general property improvements are approximately $40,500,000 for MGM Grand Las Vegas and approximately $2,436,000 for MGM Grand Australia. During the remainder of 1997, the Company also anticipates capital expenditures of approximately $46,600,000 related to land acquisitions and pre-construction activities for MGM Grand Atlantic City.

     The Company made a capital contribution of $7,000,000 to NYNY LLC during the first three months of 1997. As a lender requirement for the project financing, both the Company and Primadonna were required to enter into a joint and several Keep-Well Agreement (see Note 3).

     The Company expects to finance operations and capital expenditures through cash flow from operations, cash on hand and the bank lines of credit.

Safe Harbor Provision

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions (including sensitivity to fluctuations in foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).


PART II.  OTHER INFORMATION

     None of Items 1 through 6 of Part II are applicable.

                       MGM GRAND, INC. AND SUBSIDIARIES



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                MGM GRAND, INC.
                                        ________________________________
                                                 (Registrant)


                                        /s/ Alejandro Yemenidjian
Date:  May 2, 1997                      _________________________________
                                              Alejandro Yemenidjian
                                           President, Chief Operating
                                          Officer, and Chief Financial
                                                     Officer
                                          (principal financial officer)




Date:  May 2, 1997                      /s/ Scott Langsner
                                        _________________________________

                                              Secretary/Treasurer
                                         (principal accounting officer)