Form 10-Q
period 1997-06-30
MGM GRAND INC
filed 1997-08-12
CIK 789570

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED            JUNE 30, 1997
                               -------------------------------------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the Transition period from         --           to           --
                              ----------------------  --------------------------

Commission File Number:                      0-16760
                        --------------------------------------------------------

                               MGM GRAND, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                     88-0215232
--------------------------------             -----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

3799 Las Vegas Boulevard South, Las Vegas, Nevada            89109
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at August 11, 1997
------------------------------              ------------------------------------
 Common Stock, $.01 par value                       57,973,527 shares

                        MGM GRAND, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                   I N D E X

                                                                      Page No.
                                                                      --------

PART I.   FINANCIAL INFORMATION
   Item 1.   Financial Statements

             Condensed Consolidated Statements of
             Operations for the Three Months and Six Months Ended
             June 30, 1997 and June 30, 1996....................          1

             Condensed Consolidated Balance Sheets
             at June 30, 1997 and December 31, 1996.............          2

             Condensed Consolidated Statements of
             Cash Flows for the Six Months Ended
             June 30, 1997 and June 30, 1996....................          3

             Notes to Condensed Consolidated Financial
             Statements.........................................          4-8

   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations...          9-14

PART II.  OTHER INFORMATION

   Item 1.   Legal Proceedings..................................          15

   Item 4.   Submission of Matters to a Vote of Security
             Holders at the Annual Shareholder Meeting Held
             on May 6, 1997.....................................          15-16

   Item 6.   Exhibits and Reports on Form 8-K...................          16

             Signatures.........................................          17

             Exhibit I

             Exhibit II

                       MGM GRAND, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                             Three months ended         Six months ended
                                                  June 30,                  June 30,
                                           -----------------------   -----------------------
                                              1997         1996         1997         1996
                                           ----------   ----------   ----------   ----------
 REVENUES:
   Casino                                   $113,108     $105,489     $220,204     $234,437
   Room                                       43,085       43,624       86,421       87,425
   Food and beverage                          23,858       19,441       45,427       39,535
   Entertainment, retail and other            30,357       33,002       56,231       62,111
   Income from unconsolidated
     affiliate                                14,706         -          29,428         -
                                            --------     --------     --------    ---------
                                             225,114      201,556      437,711      423,508
   Less:  promotional  allowances             16,029       12,319       31,128       26,275
                                            --------     --------     --------     --------
                                             209,085      189,237      406,583      397,233
                                            --------     --------     --------     --------

 EXPENSES:
   Casino                                     58,375       49,358      111,532      106,146
   Room                                       11,712       12,449       22,828       23,774
   Food and beverage                          14,015       12,113       26,254       24,239
   Entertainment, retail and other            20,960       20,113       39,602       42,481
   Provision for doubtful
      accounts and discounts                   5,917        4,541       14,330       20,167
   General and administrative                 24,804       25,140       50,239       49,072
   Depreciation and amortization              15,934       15,426       31,392       30,642
                                            --------     --------     --------     --------
                                             151,717      139,140      296,177      296,521
                                            --------     --------     --------     --------
 OPERATING PROFIT BEFORE
    CORPORATE EXPENSE                         57,368       50,097      110,406      100,712

 CORPORATE EXPENSE                             3,289        1,482        4,778        2,874
                                            --------     --------     --------     --------
 OPERATING INCOME                             54,079       48,615      105,628       97,838
                                            --------     --------     --------     --------
 OTHER INCOME (EXPENSE):
   Interest income                               381        1,841          580        3,422
   Interest expense, net
     of amounts capitalized                     (268)     (15,942)      (1,242)     (31,739)
   Interest expense from
     unconsolidated affiliate                 (2,543)        -          (5,008)        -
   Other, net                                   (212)        (183)        (444)        (662)
                                            --------     --------     --------     --------
                                             ( 2,642)     (14,284)      (6,114)     (28,979)
                                            --------     --------     --------     --------
 INCOME BEFORE PROVISION
 FOR INCOME TAXES                             51,437       34,331       99,514       68,859
   Provision for income  taxes               (18,438)     (13,696)     (36,365)     (13,696)
                                            --------     --------     --------     --------

 NET INCOME                                 $ 32,999     $ 20,635     $ 63,149     $ 55,163
                                            ========     ========     ========     ========
 PER SHARE OF COMMON STOCK:
    Net income                              $   0.56     $   0.41     $   1.07     $   1.11
                                            ========     ========     ========     ========

 Weighted average shares
        outstanding (000's)                   58,863       50,160       58,805       49,745
                                            ========     ========     ========     ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                        MGM GRAND, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                                     June 30,          December 31,
                                                                                       1997                1996
                                                                                    -----------        ------------
  CURRENT ASSETS:
   Cash and cash equivalents                                                         $   47,413          $   61,412
   Accounts receivable, net                                                              61,036              80,529
   Other receivables                                                                     15,000                   -
   Prepaid expenses and other                                                            11,084              13,208
   Inventories                                                                           16,259              13,520
   Deferred tax asset                                                                    23,138              58,039
                                                                                     ----------          ----------
         Total current assets                                                           173,930             226,708
                                                                                     ----------          ----------

  PROPERTY AND EQUIPMENT, NET                                                           928,839             884,750

  OTHER ASSETS:
   Investments in unconsolidated affiliates                                              97,364              72,896
   Deposits                                                                                 423              15,255
   Excess of purchase price over fair market value of net assets
      acquired, net                                                                      39,110              39,622
   Other assets, net                                                                     53,034              48,458
                                                                                     ----------          ----------
      Total other assets                                                                189,931             176,231
                                                                                     ----------          ----------

                                                                                     $1,292,700          $1,287,689
                                                                                     ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                  $   28,528          $   32,995
   Income taxes payable                                                                       -              23,653
   Current obligation, capital leases                                                     2,327               2,769
   Current obligation, long term debt                                                    12,173              12,906
   Other accrued liabilities                                                            103,779             118,448
                                                                                     ----------          ----------
         Total current liabilities                                                      146,807             190,771
                                                                                     ----------          ----------

DEFERRED REVENUES                                                                         6,661               6,712
DEFERRED INCOME TAXES                                                                    28,414              38,477
LONG TERM OBLIGATION, CAPITAL LEASES                                                      6,704               7,862
LONG TERM DEBT                                                                           60,396              70,485
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock ($.01 par value, 75,000,000 shares authorized,
         57,968,919 and 57,883,766 shares issued)                                           580                 579
   Capital in excess of par value                                                       966,039             963,688
   Retained earnings                                                                     76,370              13,221
   Currency translation adjustment                                                          729              (4,106)
                                                                                     ----------          ----------
         Total stockholders' equity                                                   1,043,718             973,382
                                                                                     ----------          ----------


                                                                                     $1,292,700          $1,287,689
                                                                                     ==========          ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                        MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                           ----------------------
                                                                                             1997         1996
                                                                                           ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                 $ 63,149     $ 55,163
 Adjustments to reconcile net income to net cash from operating activities:
     Depreciation and amortization                                                            31,462       30,701
     Amortization of debt offering costs                                                         842        1,387
     Provision for doubtful accounts and discounts                                            14,330       20,167
     Income from unconsolidated affiliate, net                                               (24,420)           -
     Change in assets and liabilities:
      Accounts receivable                                                                      5,163       13,045
      Inventories                                                                             (3,285)         626
      Prepaid expenses and other                                                               2,124       (1,850)
      Income taxes payable and deferred income taxes                                           1,184       (8,495)
      Accounts payable, accrued liabilities and other                                        (20,816)      (2,277)
      Currency translation adjustment                                                            263           (2)
                                                                                            --------     --------
       Net cash from operating activities                                                     69,996      108,465
                                                                                            --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                         (70,622)     (23,202)
 Disposition of property and equipment, net                                                      123          277
 Investments in unconsolidated affiliates                                                     (7,183)      (3,033)
 Distributions from unconsolidated affiliate                                                   6,720            -
 Deposits and other assets, net                                                               (9,134)         879
                                                                                            --------     --------
        Net cash from investing activities                                                   (80,096)     (25,079)
                                                                                            --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments to banks and others                                                               (6,251)           -
 Borrowings under bank line of credit                                                         15,000        4,262
 Repayments of bank line of credit                                                           (15,000)      (2,294)
 Issuance of common stock                                                                      2,352       14,823
                                                                                            --------     --------
      Net cash from financing activities                                                      (3,899)      16,791
                                                                                            --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (13,999)     100,177
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              61,412      110,017
                                                                                            --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $ 47,413     $210,194
                                                                                            ========     ========




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                        MGM GRAND, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.        ORGANIZATION AND BASIS OF PRESENTATION

        MGM Grand, Inc. (the "Company") is a Delaware corporation, incorporated on January 29, 1986. As of June 30, 1997, approximately 61.4% of the outstanding shares of the Company's common stock were owned by Kirk Kerkorian and Tracinda Corporation ("Tracinda"), a Nevada corporation wholly-owned by Kirk Kerkorian.

        Through its wholly-owned subsidiary, MGM Grand Hotel, Inc., the Company owns and operates the MGM Grand Hotel/Casino ("MGM Grand Las Vegas"), a hotel/casino and entertainment complex in Las Vegas, Nevada. MGM Grand Hotel Finance Corp. ("MGM Finance"), a wholly-owned subsidiary of the Company, was formed to issue First Mortgage Notes to the public, to incur bank debt and to lend the aggregate proceeds thereof to MGM Grand Hotel, Inc. to finance the construction and opening of MGM Grand Las Vegas. See Note 3 regarding defeasance of MGM Finance First Mortgage Notes.

        Through its wholly-owned subsidiary, MGM Grand Australia Pty Ltd., the Company owns and operates the MGM Grand Hotel/Casino ("MGM Grand Australia"), a hotel/casino resort in Darwin, Australia. MGM Grand Australia was acquired and commenced operations on September 7, 1995.

        The Company and Primadonna Resorts, Inc. ("Primadonna") each owns 50% of New York-New York Hotel and Casino, LLC ("NYNY LLC"), which completed development of the $460,000,000 themed destination resort called New York-New York Hotel and Casino ("NYNY") in Las Vegas, Nevada in December 1996. NYNY commenced operations on January 3, 1997. NYNY is located on approximately 20 acres at the northwest corner of Tropicana Avenue and Las Vegas Boulevard, across from MGM Grand Las Vegas.

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

        In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1997, and the results of operations for the three month and six month periods ended June 30, 1997 and 1996. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

        Certain reclassifications have been made to prior period financial statements to conform with the 1997 presentation.

                        MGM GRAND, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 2.        STATEMENTS OF CASH FLOWS

        For the six months ended June 30, 1997 and June 30, 1996, cash payments made for interest were $4,087,000 and $32,535,000, respectively.

        Cash payments made for state and federal taxes for the six months ended June 30, 1997 and June 30, 1996 were $36,090,000 and $2,350,000, respectively.


NOTE 3.   LONG TERM DEBT AND NOTES PAYABLE

        Long term debt consisted of the following (in thousands):

                                       June 30,    December 31,
                                         1997          1996
                                       ---------   -------------

        Australian Hotel/Casino Loan    $ 72,569        $ 83,391
        Less:  Current Maturities        (12,173)        (12,906)
                                        --------        --------
                                        $ 60,396        $ 70,485
                                        ========        ========

        Total interest incurred for the first six months of 1997 and 1996 was $4,926,000 and $33,972,000, respectively, of which $3,684,000 and $2,233,000 was capitalized in the 1997 and 1996 periods, respectively. During the first six months of 1997, the Company recognized interest expense from unconsolidated affiliate of $5,008,000.

        On July 3, 1996, the Company deposited $523,231,000 (the "Defeasance Deposit") with the Trustee, U.S. Trust of California, to fund the defeasance of MGM Grand Hotel Finance Corp. First Mortgage Notes ("FMN's") in accordance with the terms of the bond indenture. The Defeasance Deposit was made in the form of U.S. Government securities and was used to fund interest payments on the FMN's through May 1, 1997, at which date the 11-3/4% and 12% FMN's were called at 101.958% and 105.333% of their outstanding principal, respectively. On October 29, 1996, the liens on the assets of MGM Grand Hotel, Inc. were released and accordingly, the defeasance was finalized.

        On July 1, 1996, the Company secured a new $500,000,000 Senior Reducing Revolving Credit Facility with BA Securities (the "Facility"), an affiliate of Bank of America NT&SA. In August 1996, the Facility was increased to $600,000,000. During the six months ended June 30, 1997, $15,000,000 was drawn down, and repaid against the Facility, and no amounts remained outstanding as of June 30, 1997. In July 1997, the Facility was amended, extended and increased to $1,250,000,000, (the "New Facility") with provisions to allow an increase of the New Facility to $1,500,000,000 as well as to allow additional pari passu debt financing up to $500,000,000. As a result of the New Facility, the Company anticipates a write-off of approximately $6.6 million (before income tax benefit) of unamortized debt costs from the Facility during the third quarter of 1997. The New Facility contains various restrictive covenants on the Company which include the maintenance of certain financial ratios and limitations on additional debt, dividends, capital expenditures and disposition of assets. The New Facility also restricts certain acquisitions and similar transactions. Interest on the New Facility is based on the bank reference rate or Eurodollar rate. The New Facility matures in December 2002, with the opportunity to extend the maturity for successive one year periods.

                        MGM GRAND, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 3.  LONG TERM DEBT AND NOTES PAYABLE (CONT.)

        The Australian bank facility originally provided a total availability of approximately $78,656,000 (AUD$105,000,000), which was reduced by principal payments totaling $6,251,000 (AUD$8,125,000) made in accordance with the terms of the bank facility, and as of June 30, 1997, $72,569,000 (AUD$96,875,000)
remained outstanding. The facility includes funding for general corporate purposes. Interest on the facility is based on the Australian Bank Bill rate. The loan agreement contains various restrictive covenants on MGM Grand Australia, including limitations on additional debt, dividends, and disposition of assets. The loan agreement also restricts certain acquisitions and similar transactions. The indebtedness, which matures in December 2000, has been wholly guaranteed by the Company.

        MGM Grand Australia has a $14,982,000 (AUD$20,000,000) uncommitted standby line of credit, with a funding period of 91 days for working capital purposes. No amount was outstanding during the six months ended June 30, 1997, and $4,262,000 was borrowed with $2,294,000 repaid during the six months ended June 30, 1996 and $1,968,000 remained outstanding under the line of credit at June 30, 1996.

        Upon commencement of operations of NYNY on January 3, 1997 (see Note 1), the $285,000,000 non-revolving construction line of credit converted to a five-year reducing revolver. The Company and Primadonna (the "Partners") have executed a joint and several unlimited Keep-Well Agreement, which provides that in the event of insufficient cash flow from NYNY to comply with financial covenants, the Partners will make cash infusions which are sufficient to bring NYNY LLC into compliance with the financial covenants. During the first six months of 1997, $10,000,000 in voluntary principal repayments were made by NYNY LLC. As of June 30, 1997 and December 31, 1996, a total of $275,000,000 and $285,000,000 were outstanding, respectively. On January 21, 1997, NYNY LLC completed an additional $20,000,000 equipment financing with a financial institution.

NOTE 4.  ISSUANCE OF COMMON STOCK

        On May 7, 1996, the Company made a commitment to grant 15 shares of Company Common Stock to each of its employees in exchange for continued active employment through the one year anniversary date of the commitment. As a result of the stock grant commitment, deferred compensation in the amount of $4,982,000 was charged to stockholders' equity and amortized monthly to compensation expense over the one year commitment period. On May 7, 1997, 98,970 shares were issued to employees as a result of the commitment. Over the life of the commitment, approximately $3,962,000 has been amortized to expense, of which $1,143,000 of such expense was recognized during the six months ended June 30, 1997.

        On May 24, 1995, and as amended on November 27, 1995, the Company and MGM Grand Hotel, Inc. entered into a Promotion Agreement with Don King Productions, Inc. ("DKP"), pursuant to which, among other things, MGM Grand Las Vegas has the exclusive right to present six of Mike Tyson's fights. In addition, MGM Grand Hotel, Inc. made a non-interest bearing working capital advance of $15,000,000 to DKP which calls for repayment on January 25, 1998, and the Company sold DKP 618,557 treasury shares of the Company's Common Stock (the "Shares") for $15,000,000 in exchange for a non-interest bearing promissory note. Through June 30, 1997, five fights have occurred pursuant to the agreement, and the stock promissory note has been paid. The original agreement was amended by a Trust Agreement dated October 23, 1996, in which the Shares were placed in the name of, and held by, an independent trustee, pending disposition at the direction of the Company. The Trust Agreement extended the payment date of the working capital advance and the guaranteed share price of $48.50 to March 31, 1998. As of June 30, 1997, the Company has expensed approximately $5,928,000 over the life of the agreement. On July 23, 1997, the Company notified DKP of its breach of the Promotion Agreement

                        MGM GRAND, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 4.  ISSUANCE OF COMMON STOCK (CONT.)

as a result of the revocation of Mike Tyson's Nevada boxing license. As a result of such breach, the Company notified DKP that the Promotion Agreement and guarantee are terminated, that the working capital advance is due and payable, and that the Company is reserving all of its rights and remedies. DKP has disputed the Company's contentions. The outcome of this matter is as yet undetermined.


NOTE 5.  EARNINGS PER SHARE

        The Company calculates earnings per share ("EPS") in accordance with Accounting Principles Board Opinion 15, "Earnings per Share" ("APB 15"). Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during each period. Such amounts were approximately 58,863,000 and 50,160,000 shares for the three month periods ended June 30, 1997 and 1996, respectively, and 58,805,000 and 49,745,000 shares for the six month periods ended June 30, 1997 and 1996, respectively.

        In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which upon adoption will supersede APB 15 and is intended to simplify and harmonize the EPS calculations in the United States with those common in other countries and to present two EPS calculations: (i) basic earnings per common share which is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented, and (ii) diluted earnings per common share which is determined on the assumptions that options issued to employees are exercised and repurchased at the average price for the periods presented. SFAS 128 is effective for financial statements for the year ended December 31, 1997, and although early application is prohibited, the following reflects the expected effect of SFAS 128 for the periods presented (in thousands except per share amounts):

                                                       Three Months Ended       Six Months Ended
                                                            June 30,                June 30,
                                                      ---------------------  ----------------------
                                                        1997         1996       1997        1996
                                                      --------     --------   --------     --------
Net Income                                             $32,999      $20,635    $63,149      $55,163
                                                       =======      =======    =======      =======

Weighted Average Basic Shares                           57,927       48,503     57,882       48,418
                                                       =======      =======    =======      =======

Basic Earnings per Share                               $  0.57      $  0.43    $  1.09      $  1.14
                                                       =======      =======    =======      =======

Weighted Average Diluted Shares                         58,808       50,163     58,791       49,746
                                                       =======      =======    =======      =======

Diluted Earnings per Share                             $  0.56      $  0.41    $  1.07      $  1.11
                                                       =======      =======    =======      =======

    Weighted average diluted shares include the following: options to purchase 844,000 and 1,245,000 shares issued to employees for the three month periods ended June 30, 1997 and 1996, respectively, and 852,000 and 999,000 for the six month periods ended June 30, 1997 and 1996, respectively; employee grant shares (see Note 4) of 37,000 and 3,000 for the three month periods ended June 30, 1997 and 1996, respectively, and 57,000 and 2,000 for the six month periods ended June 30, 1997 and 1996, respectively; and DKP shares (see Note 4) of 412,000 for the three months ended June 30, 1996, and 327,000 for the six months ended June 30, 1996.

                        MGM GRAND, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

      On December 28, 1994 the Company and Primadonna formed a joint venture to own and operate the New York-New York Hotel and Casino (see Note 1). The hotel/casino opened to the public on January 3, 1997. The Company holds a 50% share interest in the joint venture. The Company has contributed land on which the property is located and cash totaling $70,700,000. During the six months ended June 30, 1997, the Company received income tax distributions from the joint venture of $6,720,000. The joint venture has secured bank financing of $285,000,000, and term loan financing of $20,000,000 (see Note 3). The joint venture partners have executed Keep-Well Agreements in conjunction with the financing.

      Summary condensed financial information for the joint venture is as follows (in thousands):


                                   Three Months    Six Months
                                      Ended          Ended
                                     June 30,       June 30,
                                       1997           1997
                                   ------------   ------------

      Net Revenues                     $ 67,401       $135,269
                                       ========       ========

      Operating Income                 $ 29,573       $ 58,834
                                       ========       ========

      Interest Expense, net            $  5,086       $ 10,016
                                       ========       ========

      Net Income                       $ 24,487       $ 48,818
                                       ========       ========


                                        As of           As of
                                       June 30,      December 31,
                                         1997            1996
                                      ----------     ------------


      Total Assets                     $478,709       $457,091
                                       ========       ========

      Long-term Debt                   $262,385       $285,829
                                       ========       ========

      Members' Equity                  $161,042       $111,664
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

                                                      Three Months Ended         Six Months Ended
                                                           June 30,                  June 30,
                                                    -----------------------   -----------------------
                                                       1997         1996         1997         1996
                                                    ----------   ----------   ----------   ----------

                                                                    (in thousands)
Net revenues:
  MGM Grand Las Vegas                               $185,832     $180,815     $361,219     $380,133
  MGM Grand Australia                                  8,756        8,575       16,522       17,372
  Income from unconsolidated affiliate                14,706            -       29,428            -
  Eliminations and other                                (209)        (153)        (586)        (272)
                                                    --------     --------     --------     --------
                                                    $209,085     $189,237     $406,583     $397,233
                                                    ========     ========     ========     ========

Operating profit (loss):
  MGM Grand Las Vegas                               $ 41,747     $ 51,457     $ 80,321     $103,883
  MGM Grand Australia                                    915       (1,360)         657       (3,171)
  Income from unconsolidated affiliate                14,706            -       29,428            -
                                                    --------     --------     --------     --------
                                                      57,368       50,097      110,406      100,712

Corporate expense                                     (3,289)      (1,482)      (4,778)      (2,874)
                                                    --------     --------     --------     --------
Operating income                                      54,079       48,615      105,628       97,838

Interest income                                          381        1,841          580        3,422
Interest expense, net of amounts capitalized            (268)     (15,942)      (1,242)     (31,739)
Interest expense from unconsolidated affiliate        (2,543)           -       (5,008)           -
Other, net                                              (212)        (183)        (444)        (662)
                                                    --------     --------     --------     --------
Income before provision for income taxes              51,437       34,331       99,514       68,859

Provision for income taxes                           (18,438)     (13,696)     (36,365)     (13,696)
                                                    --------     --------     --------     --------

Net income                                          $ 32,999     $ 20,635     $ 63,149     $ 55,163
                                                    ========     ========     ========     ========

                        MGM GRAND, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

QUARTER VERSUS QUARTER

        Net revenues for the second quarter of 1997 were $209,085,000, representing an increase of $19,848,000 (10.5%) when compared with $189,237,000 during the same period last year. The increase in net revenues was largely due to higher casino and food and beverage revenue in the 1997 period, and income from the Company's 50% ownership in NYNY (see Note 1).

        Consolidated casino revenues for the second quarter of 1997 were $113,108,000, representing an increase of $7,619,000 (7.2%) when compared with $105,489,000 during the same period in the prior year. MGM GRAND LAS VEGAS casino revenues were $106,448,000, representing an increase of $7,625,000 (7.7%) when compared with $98,823,000 during the same period in the prior year. The increase in casino revenues at MGM Grand Las Vegas was a result of higher volume and win during the 1997 period when compared with the 1996 period. MGM GRAND AUSTRALIA reported casino revenues of $6,660,000 in the second quarter of 1997 which were consistent with the $6,667,000 reported in 1996.

        Consolidated room revenues were $43,085,000 for the second quarter of 1997 compared with $43,624,000 in the prior year's second quarter, representing a decrease of $539,000 (1.2%). MGM GRAND LAS VEGAS room revenues were $42,579,000 representing a decrease of $491,000 (1.1%) when compared with $43,070,000 in the same period of the prior year. The decrease was primarily due to a lower occupancy of 95.2% for the second quarter of 1997 when compared with 99.5% in the same period of the prior year, which was partially offset by an increase in the average room rate for the 1997 second quarter to $101 from $97 for the 1996 second quarter. MGM GRAND AUSTRALIA room revenues were $588,000 for the 1997 second quarter, consistent with the prior year's quarter of $582,000.

        Consolidated food and beverage revenues were $23,858,000 in the second quarter of 1997, representing an increase of $4,417,000 (22.7%) when compared with $19,441,000 in the second quarter of the prior year. The increase was attributable to MGM GRAND LAS VEGAS which had food and beverage revenues of $22,092,000 during the second quarter of 1997, an increase of $4,264,000 (23.9%) when compared with $17,828,000 in the second quarter of 1996. This increase resulted from the Company's decision to operate the Studio Cafe, which had been
a leased facility during the 1996 period.   MGM GRAND AUSTRALIA reported food
and beverage revenues of $1,867,000, representing an increase of $246,000 (15.2%) when compared with $1,621,000 during the same period in the prior year.

        Consolidated entertainment, retail and other revenues decreased $2,645,000 (8.0%) from $33,002,000 in the 1996 period to $30,357,000 in the 1997 period. The decrease in entertainment, retail and other revenues is a result of lower EFX revenues, lower theme park revenues, and lower midway/arcade revenues due to downsizing of the facility. These decreases were partially offset by increases in MGM Grand Garden Arena revenues and increased revenues from the SkyScreamer thrill ride which was not operational during the 1996 period.

        Income from unconsolidated affiliate was $14,706,000 for the second quarter of 1997, representing the Company's 50% share of NYNY's operating income. The operating results from NYNY were not consolidated with those of the Company since consolidation is required only with greater than 50% ownership (see Note 1).

        Consolidated operating expenses were $151,717,000 in the second quarter of 1997, representing an increase of $12,577,000 (9.0%) when compared with $139,140,000 for the same period last year. The

                        MGM GRAND, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

QUARTER VERSUS QUARTER (CONTINUED)

overall increase was attributable to MGM GRAND LAS VEGAS which had increased casino expenses in the 1997 period as a result of higher casino taxes due to increased casino revenues, higher casino marketing costs associated with the Tyson/Holyfield event, and higher food and beverage expenses as a result of the Company's operation of the Studio Cafe, partially offset by lower expenses related to EFX. Additionally, the provision for doubtful accounts and discounts increased by $1,376,000 (30.3%) at MGM Grand Las Vegas as a result of higher reserves relating to higher casino volume and win in the 1997 period when compared with the 1996 period. MGM GRAND AUSTRALIA operating expenses decreased $2,096,000 (21.1%) from $9,936,000 in the 1996 period to $7,840,000 in the 1997 period as a result of continuing cost containment efforts.

        Interest income of $381,000 for the three months ended June 30, 1997 decreased by $1,460,000 from $1,841,000 in the second quarter of 1996. The decrease was attributable to lower invested cash balances at MGM Grand Las Vegas during the second quarter of 1997.

        Interest expense in the second quarter of 1997 of $268,000 (net of amounts capitalized) decreased by $15,674,000 when compared with $15,942,000 in the same period of 1996. The decrease in the second quarter of 1997 was primarily due to the defeasance of the MGM Grand Hotel Finance Corp. First Mortgage Notes (see Note 3) in the third quarter of 1996. Also, the company recognized interest expense from unconsolidated affiliate of $2,543,000 during the 1997 period.

        Income tax provision of $18,438,000 has been recorded at a rate of 35.8% for the three months ended June 30, 1997, compared with $13,696,000 at a rate of 39.9% in the prior year.


SIX MONTHS VERSUS SIX MONTHS

        Net revenues for the six months ended June 30, 1997 were $406,583,000, representing an increase of $9,350,000 (2.4%) when compared with $397,233,000 during the same period last year. The increase in net revenues was largely due to income from the Company's 50% ownership in NYNY (see Note 1) partially offset by decreased casino, and entertainment, retail and other revenues.

        Consolidated casino revenues for the six months ended June 30, 1997 were $220,204,000, representing a decrease of $14,233,000 (6.1%) when compared with $234,437,000 during the same period in the prior year. MGM GRAND LAS VEGAS casino revenues were $207,395,000, representing a decrease of $12,866,000 (5.8%) when compared with $220,261,000 during the same period in the prior year. The reduction in casino revenues at MGM Grand Las Vegas was a result of lower table games win percentages, despite an overall increase in table games volume when compared with the prior year period. MGM GRAND AUSTRALIA reported casino revenues of $12,809,000, which decreased $1,367,000 (9.6%) when compared with $14,176,000 during the same period in the prior year, primarily attributable to lower volume and win percentages in table games partially offset by an increase in slot win.

        Consolidated room revenues for the period were $86,421,000 compared with $87,425,000 for the same period in 1996, representing a decrease of $1,004,000 (1.1%). MGM GRAND LAS VEGAS room revenues were $85,540,000 representing a decrease of $1,053,000 (1.2%) when compared with $86,593,000 in the same period of the prior year. The decrease was primarily due to a lower occupancy

                        MGM GRAND, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS VERSUS SIX MONTHS (CONTINUED)

of 93.6% for the 1997 period when compared with 96.4% in the same period of the prior year, which was partially offset by an increase in the average room rate for the 1997 period to $103 from $99 in 1996. MGM GRAND AUSTRALIA room revenues were $1,005,000 for the six months ended June 30, 1997 representing an increase of $100,000 (11.0%) when compared with $905,000 for the prior year period.

        Consolidated food and beverage revenues for the period were $45,427,000, representing an increase of $5,892,000 (14.9%) when compared with $39,535,000 for the same period of the prior year. The increase was attributable to MGM GRAND LAS VEGAS which had food and beverage revenues of $42,124,000 during the current period, an increase of $5,429,000 (14.8%) when compared with $36,695,000 in the same period of 1996. This increase resulted from the Company's decision to operate the Studio Cafe, which had been a leased facility during the 1996 period. MGM GRAND AUSTRALIA reported food and beverage revenues of $3,442,000, representing an increase of $578,000 (20.2%) when compared with $2,864,000 during the same period in the prior year.

        Consolidated entertainment, retail and other revenues decreased $5,880,000 (9.5%) from $62,111,000 in the 1996 period to $56,231,000 in the 1997 period. The decrease in entertainment, retail and other revenues is a result of lower EFX revenues, lower theme park revenues and lower midway/arcade revenues due to downsizing the facility. These decreases were partially offset by increases in MGM Grand Garden Arena revenues and increased revenues from the SkyScreamer thrill ride which was not operational during the 1996 period.

        Income from unconsolidated affiliate was $29,428,000 for the six months ended June 30, 1997, representing the Company's 50% share of NYNY's operating income. The operating results from NYNY were not consolidated with those of the Company since consolidation is required only with greater than 50% ownership (see Note 1).

        Consolidated operating expenses for the 1997 period were $296,177,000, representing a decrease of $344,000 when compared with $296,521,000 for the same period last year. The overall decrease was due to MGM Grand Australia offset by increases in MGM Grand Las Vegas. The increases at MGM GRAND LAS VEGAS were due to increased casino expenses related to the Tyson/Holyfield event and the slot club, increased food and beverage expenses and advertising expenses offset by lower expenses related to EFX and lower midway/arcade
expenses.   Additionally, the provision for doubtful accounts and discounts decreased by $5,884,000 at MGM Grand Las Vegas as a result of changes in anticipated collectibility and collections made on previously reserved receivable balances. MGM GRAND AUSTRALIA operating expenses decreased $4,680,000 (22.8%) from $20,544,000 in the 1996 period to $15,864,000 in the
1997 period as a result of continuing cost containment efforts.

        Interest income of $580,000 for the period ended June 30, 1997 decreased by $2,842,000 from $3,422,000 in the same period of 1996. The decrease was attributable to lower invested cash balances at MGM Grand Las Vegas during the 1997 period.

        Interest expense for the six months ended June 30, 1997 of $1,242,000 (net of amounts capitalized) decreased by $30,497,000 when compared with $31,739,000 in the same period of 1996. The decrease in the 1997 period was primarily due to the defeasance of the MGM Grand Hotel Finance Corp. First Mortgage Notes (see Note 3) in the third quarter of 1996. Also, the Company recognized interest expense from unconsolidated affiliate of $5,008,000 during the 1997 period.

                        MGM GRAND, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS VERSUS SIX MONTHS (CONTINUED)

        Income tax provision of $36,365,000 has been recorded at a rate of 36.5% for the six months ended June 30, 1997, compared with $13,696,000 in 1996 at a rate of 19.9% since no provision was recorded in the first quarter due to the benefit resulting from the reduction of the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 1997 and December 31, 1996, the Company held cash and cash equivalents of $47,413,000 and $61,412,000, respectively. Cash provided by operating activities for the first six months of 1997 was $69,996,000 compared with $108,465,000 for the same period of 1996.

        On May 6, 1996, MGM Grand Las Vegas announced details of a 30-month, $250,000,000 Master Plan designed to transform the facility into "The City of
Entertainment."   The Master Plan, which on June 3, 1997 was enhanced and
increased to more than $700,000,000, calls for a new 1,500-room "Marriott Marquis at the MGM Grand"; expansion of the resort's casino capacity by nearly 20 percent to more than 200,000 square feet; a "Mansion at the MGM Grand" offering 30 exclusive suites and villas; a 380,000 square foot state-of-the-art conference center; a 6.6-acre Shangri-La pool and spa complex; significantly expanded and improved parking facilities; and a new 45-foot polished bronze lion sculpture on a 25-foot pedestal, which will be the resort's signature, adjoining a re-themed entertainment casino that will include a Rainforest Cafe and a nightclub. The Company also announced that by the year 2000, it plans to begin construction of a 500-room Ritz-Carlton Hotel at MGM Grand Las Vegas -- The City of Entertainment. The Marriott Marquis and the Ritz-Carlton Hotel at the MGM Grand Las Vegas are contingent upon the signing of definitive agreements. As a result of the increased expansion plans, the Company anticipates the disposition of assets in the third quarter of 1997 of approximately $28,000,000 before any income tax benefit. Approximately $195,624,000 is expected to be expended during 1997 related to the Master Plan, of which $37,597,000 has been expended through June 30, 1997.

        Capital expenditures during the first six months of 1997 were $70,622,000, consisting primarily of $19,363,000 related to MGM Grand Las Vegas for general property improvements, $37,597,000 for the Master Plan project, $1,680,000 at MGM Grand Australia for general property improvements and $11,982,000 for MGM Grand Atlantic City land purchases and pre-construction activities. The total capital expenditures remaining for 1997 related to general property improvements are approximately $32,231,000 for MGM Grand Las Vegas and approximately $1,043,000 for MGM Grand Australia. During the remainder of 1997, the Company also anticipates capital expenditures of approximately $37,003,000 related to land acquisitions and pre-construction activities for MGM Grand Atlantic City.

        The Company made a capital contribution of $7,000,000 to NYNY LLC during the first six months of 1997. As a lender requirement for the project financing, both the Company and Primadonna were required to enter into a joint and several Keep-Well Agreement (see Note 3). The Company also received $6,720,000 in income tax distributions from NYNY LLC during the six months ended June 30, 1997.

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

SAFE HARBOR PROVISION (CONTINUED)

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

                        MGM GRAND, INC. AND SUBSIDIARIES


PART II.       OTHER INFORMATION

        Items 2, 3 and 5 of Part II are not applicable.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AT THE ANNUAL SHAREHOLDER MEETING HELD ON MAY 6, 1997.

(A)     The following persons were elected Directors:                Share Voting Results
                                                              ----------------------------------
                                                                 For          Withheld/Not Voted
                                                              ----------   ---------------------
        James D. Aljian                                       53,838,960           332,582
        Fred Benninger                                        53,862,065           309,477
        Terry Christensen                                     53,888,765           282,777
        Glenn A. Cramer                                       53,862,650           308,892
        Willie D. Davis                                       53,888,517           283,025
        Alexander M. Haig, Jr.                                53,833,907           337,635
        Kirk Kerkorian                                        53,835,121           336,421
        J. Terrence Lanni                                     53,863,535           308,007
        Walter M. Sharp                                       53,864,965           306,977
        Alex Yemenidjian                                      53,863,120           308,422
        Jerome B. York                                        53,837,960           333,582

(B)     Approval of an amendment of the Company's Certificate of Incorporation.

        Share Voting Results:
           For         54,098,862
           Against         41,407
           Abstain         31,273

(C) Approval of the Proposed Annual Performance Base Incentive Plan for Executive Officers.


        Share Voting Results:
           For         53,907,009
           Against        218,258
           Abstain         46,275

                        MGM GRAND, INC. AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AT THE ANNUAL SHAREHOLDER MEETING HELD ON MAY 6, 1997 (CONT.).

(D)     Approval for an amendment to the Company's Nonqualified Stock Option
        Plan.

        Share Voting Results:
           For         49,921,863
           Against      4,197,424
           Abstain         52,255

(E) Ratification of the selection of Arthur Andersen LLP as independent auditors.

        Share Voting Results:
          For          54,131,045
          Against          16,808
          Abstain          23,689

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(A)     Exhibits

        EX99.1    Press Release dated June 3, 1997
        EX99.2    Press Release dated July 23, 1997

(B)     Reports on Form 8-K

        Bank of America Senior Secured $1,250,000,000 Credit Facility dated July 17, 1997. A report on Form 8-K dated July 23, 1997 was filed with respect to the amended, restated and extended $1,250,000,000 Senior Secured Bank Credit Facility.

                        MGM GRAND, INC. AND SUBSIDIARIES



                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       MGM GRAND, INC.
                                           -------------------------------------
                                                        (Registrant)



     Date:  August 11, 1997                      /s/ Alejandro Yemenidjian
                                           -------------------------------------
                                                   Alejandro Yemenidjian
                                                President, Chief Operating
                                            Officer, and Chief Financial Officer
                                               (principal financial officer)




     Date:  August 11, 1997                         /s/ Scott Langsner
                                           -------------------------------------
                                                       Scott Langsner
                                                    Secretary/Treasurer
                                               (principal accounting officer)