Form 10-Q
period 1997-09-30
MGM GRAND INC
filed 1997-11-06
CIK 789570

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE QUARTERLY PERIOD ENDED    SEPTEMBER 30, 1997
                               -------------------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from           -                       -
                              -------------------   to   -----------------------

 Commission File Number:                0-16760
                        --------------------------------------------------------

                                MGM GRAND, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                               88-0215232
-----------------------------------                      -----------------------
  (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


        3799 Las Vegas Boulevard South, Las Vegas, Nevada          89109
--------------------------------------------------------------------------------
           (Address of principal executive offices)              (Zip Code)


                                (702) 891-3333
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

________________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at November 3, 1997
------------------------------                 --------------------------------
 Common Stock, $.01 par value                           57,980,645 shares

                       MGM GRAND, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                   I N D E X

                                                                       Page No.
                                                                       --------
PART I.   FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Condensed Consolidated Statements of
               Operations for the Three Months and Nine Months Ended
               September 30, 1997 and September 30, 1996............      1

               Condensed Consolidated Balance Sheets
               at September 30, 1997 and December 31, 1996..........      2

               Condensed Consolidated Statements of
               Cash Flows for the Nine Months Ended
               September 30, 1997 and September 30, 1996............      3

               Notes to Condensed Consolidated Financial
               Statements...........................................      4-9

   Item 2.     Management's Discussion and Analysis
               of Financial Condition and Results of Operations.....      10-15

PART II.  OTHER INFORMATION

   Item 6.     Exhibits and Reports on 8K...........................      16

               Signatures...........................................      17

                        MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       Three Months Ended     Nine Months Ended
                                                          September 30,         September 30,
                                                     ----------------------  ---------------------
                                                        1997        1996        1997        1996
                                                     ----------  ----------  ----------   ---------
Revenues:
   Casino                                             $115,192    $117,672    $335,396     $352,109
   Room                                                 40,999      43,463     127,420      130,888
   Food and beverage                                    23,915      19,264      69,342       58,799
   Entertainment, retail  and other                     30,492      31,619      86,723       93,730
   Income from unconsolidated affiliate                 12,923           -      42,351            -
                                                      --------    --------    --------     --------
                                                       223,521     212,018     661,232      635,526
   Less:  promotional allowances                        15,122      14,630      46,250       40,905
                                                      --------    --------    --------     --------
                                                       208,399     197,388     614,982      594,621
                                                      --------    --------    --------     --------
Expenses:
   Casino                                               52,948      55,005     164,480      161,151
   Room                                                 11,942      11,797      34,770       35,571
   Food and beverage                                    14,695      11,593      40,949       35,832
   Entertainment, retail  and other                     20,379      21,485      59,981       63,965
   Provision for doubtful
      accounts and discounts                             8,405       9,035      22,735       29,202
   General and administrative                           27,377      26,667      77,616       75,740
   Depreciation and amortization                        16,234      15,544      47,626       46,186
                                                      --------    --------    --------     --------
                                                       151,980     151,126     448,157      447,647

Operating Profit Before Master Plan
 Asset Disposition and Corporate Expense                56,419      46,262     166,825      146,974


    Master Plan asset disposition                       28,566      49,401      28,566       49,401
    Corporate (income) expense                          (3,466)      1,669       1,312        4,543
                                                      --------    --------    --------     --------
Operating Income  (Loss)                                31,319      (4,808)    136,947       93,030
                                                      --------    --------    --------     --------

Other Income  (Expense):
    Interest income                                        381         451         961        3,873
    Interest expense, net                                    -      (2,269)     (1,242)     (34,008)
    Interest expense from
      unconsolidated affiliate                          (2,511)          -      (7,519)           -
    Other, net                                            (205)       (178)       (649)        (840)
                                                      --------    --------    --------     --------
                                                        (2,335)     (1,996)     (8,449)     (30,975)
                                                      --------    --------    --------     --------

Income (Loss) Before Income Taxes and
 Extraordinary Item                                     28,984      (6,804)    128,498       62,055

   (Provision)  benefit for income taxes               (10,290)      2,127     (46,655)     (11,569)
                                                      --------    --------    --------     --------
Net Income (Loss) Before Extraordinary Item             18,694      (4,677)     81,843       50,486
    Loss on early extinguishment of debt, net
      of income tax benefits of $2,333
       and $17,710                                      (4,238)    (30,811)     (4,238)     (30,811)
                                                      --------   --------    --------     ---------
Net Income (Loss)                                     $ 14,456    $(35,488)   $ 77,605     $ 19,675
                                                      ========    ========    ========     ========
Per Share of Common Stock:
    Net income (loss) before
       extraordinary item                                 $.32       $(.08)      $1.39         $.96
    Extraordinary item, net                               (.07)       (.53)       (.07)        (.59)
                                                      --------    --------    --------     --------
    Net income (loss)                                     $.25       $(.61)      $1.32         $.37
                                                      ========    ========    ========     ========


Weighted Average Shares
    Outstanding (000's)                                 58,812      58,461      58,778       52,637
                                                      ========    ========    ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                       MGM GRAND, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                    ASSETS

                                          September 30,  December 31,
                                              1997           1996
                                          -------------  ------------
Current Assets:
   Cash and cash equivalents                 $   58,993    $   61,412
   Accounts receivable, net                      44,838        80,529
   Prepaid expenses                              10,686        13,208
   Inventories                                   15,910        13,520
   Deferred tax asset                            40,046        58,039
                                             ----------    ----------
         Total Current Assets                   170,473       226,708
                                             ----------    ----------

Property and Equipment, Net                     938,809       884,750

Other Assets:
   Investments in unconsolidated affiliates     101,750        72,896
   Deposits                                         357        15,255
   Excess of purchase price over fair
    market value of net assets
    acquired, net                                38,854        39,622
   Other assets, net                             47,805        48,458
                                             ----------    ----------
         Total Other Assets                     188,766       176,231
                                             ----------    ----------

                                             $1,298,048    $1,287,689
                                             ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                          $   18,181    $   32,995
   Income taxes payable                           7,531        23,653
   Current obligation, capital leases             5,182         2,769
   Current obligation, long term debt            11,767        12,906
   Other accrued liabilities                     84,402       118,448
                                             ----------    ----------
         Total Current Liabilities              127,063       190,771
                                             ----------    ----------

Deferred Revenues                                 5,735         6,712
Deferred Income Taxes                            42,857        38,477
Long Term Obligation, Capital Leases              6,073         7,862
Long Term Debt                                   55,439        70,485
Commitments and Contingencies
Stockholders' Equity:
   Common stock ($.01 par value,
    75,000,000 shares authorized,
    57,973,602 and 57,883,766 shares issued)        580           579
   Capital in excess of par value               966,182       963,688
   Retained earnings                             90,826        13,221
   Currency translation adjustment                3,293        (4,106)
                                             ----------    ----------
         Total Stockholders' Equity           1,060,881       973,382
                                             ----------    ----------

                                             $1,298,048    $1,287,689
                                             ==========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                        MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                Nine Months Ended
                                                  September 30,
                                               ---------------------
                                                  1997        1996
                                               ---------   ---------
Cash Flows from Operating Activities:
 Net income                                    $  77,605   $  19,675
 Adjustments to reconcile net income to
  net cash from operating activities:
  Master Plan asset disposition                   28,566      49,401
  Loss on early extinguishment of debt             6,571      48,521
  Depreciation and amortization                   47,731      46,278
  Amortization of debt offering costs                960       1,761
  Provision for doubtful accounts and discounts   22,735      29,202
  Income from unconsolidated affiliate, net      (34,832)          -
  Change in assets and liabilities:
   Accounts receivable                            12,956       2,799
   Inventories                                    (3,210)       (221)
   Prepaid expenses                                2,522         212
   Income taxes payable and deferred
    income taxes                                   6,251     (19,762)
   Accounts payable, accrued
    liabilities and other                        (53,145)     (9,426)
   Currency translation adjustment                   407         199
                                               ---------   ---------
    Net cash from operating activities           115,117     168,639
                                               ---------   ---------

Cash Flows from Investing Activities:
 Purchases of property and equipment            (118,998)    (63,054)
 Disposition of property and equipment, net          130         278
 Investments in unconsolidated affiliates         (7,183)          -
 Distributions from unconsolidated affiliate      12,620           -
 Deposits and other assets, net                    2,593     (20,370)
                                               ---------   ---------
    Net cash from investing activities          (110,838)    (83,146)
                                               ---------   ---------

Cash Flows from Financing Activities:
 Defeasance of First Mortgage Notes                    -    (523,231)
 Repayments on long term debt                    (32,192)    (21,000)
 Borrowings from long term debt                   23,000      61,000
 Repayments on bank line of credit                     -      (2,294)
 Borrowings from bank line of credit                   -       4,262
 Issuance of common stock                          2,494     348,770
                                               ---------   ---------
    Net cash from financing activities            (6,698)   (132,493)
                                               ---------   ---------

Net Decrease in Cash and Cash Equivalents         (2,419)    (47,000)
Cash and Cash Equivalents at Beginning
 of Period                                        61,412     110,017
                                               ---------   ---------
Cash and Cash Equivalents at End of Period     $  58,993   $  63,017
                                               =========   =========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.        ORGANIZATION AND BASIS OF PRESENTATION

          MGM Grand, Inc. (the "Company") is a Delaware corporation, incorporated on January 29, 1986. As of September 30, 1997, approximately 62.5% of the outstanding shares of the Company's common stock were owned by Kirk Kerkorian and Tracinda Corporation ("Tracinda"), a Nevada corporation wholly-owned by Kirk Kerkorian.

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

          The Company and Primadonna Resorts, Inc. ("Primadonna") each owns 50% of New York-New York Hotel and Casino, LLC ("NYNY LLC"), which completed development of the $460.0 million themed destination resort called New York-New York Hotel and Casino ("NYNY") in Las Vegas, Nevada in December 1996. NYNY commenced operations on January 3, 1997. NYNY is located on approximately 20 acres at the northwest corner of Tropicana Avenue and Las Vegas Boulevard, across from MGM Grand Las Vegas.

          Through its wholly-owned subsidiary, MGM Grand South Africa, Inc., the Company manages a casino in Nelspruit, which began operations on October 15, 1997, in the Mpumalanga Province of the Republic of South Africa. The Company will receive development and management fees from its joint venture partner, Tsogo Sun Gaming & Entertainment. Tsogo Sun will provide all project costs.

          Through its wholly-owned subsidiary, MGM Grand Atlantic City, Inc., the Company intends to construct and operate a destination resort hotel/casino, entertainment and retail facility in Atlantic City, New Jersey, at a minimum approximate cost of $700.0 million, on approximately 35 acres of land on the Atlantic City Boardwalk. Construction of the project is subject to the receipt of various governmental approvals. On July 24, 1996, the Company was found suitable for licensing by the New Jersey Casino Control Commission.

          Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included or incorporated by reference in the Company's 1996 Annual Report on Form 10-K.

          In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1997, and the results of operations for the three month and nine month periods ended September 30, 1997 and 1996. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

          Certain reclassifications have been made to prior period financial statements to conform with the 1997 presentation.

                       MGM GRAND, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 2.   STATEMENTS OF CASH FLOWS

          For the nine months ended September 30, 1997 and 1996, cash payments made for interest were $6.2 million and $44.9 million, respectively.

          Cash payments made for state and federal taxes for the nine months ended September 30, 1997 and 1996 were $36.1 million and $3.0 million, respectively.

NOTE 3.   LONG TERM DEBT AND NOTES PAYABLE

          Long term debt consisted of the following (in thousands):

                                             September 30,   December 31,
                                                1997           1996
                                            --------------  -------------
          Australian Hotel/Casino Loan         $ 67,206       $ 83,391
          Less:  Current Maturities             (11,767)       (12,906)
                                               --------       --------
                                               $ 55,439       $ 70,485
                                               ========       ========

          Total interest incurred for the first nine months of 1997 and 1996 was $7.1 million and $37.9 million, respectively, of which $5.9 million and $3.9 million was capitalized in the 1997 and 1996 periods, respectively. During the first nine months of 1997, the Company recognized interest expense from its unconsolidated affiliate of $7.5 million.

          On July 3, 1996, the Company deposited $523.2 million (the "Defeasance Deposit") with the Trustee, U.S. Trust of California, to fund the defeasance of MGM Finance First Mortgage Notes ("FMN") in accordance with the terms of the bond indenture. The Defeasance Deposit was made in the form of U.S. Government securities and was used to fund interest payments on the FMN through May 1, 1997, at which date the 11-3/4% and 12% FMN were called at 101.958% and 105.333% of their outstanding principal, respectively. On October 29, 1996, the liens on the assets of MGM Grand Hotel, Inc. were released and accordingly, the defeasance was finalized. The early extinguishment of the FMN resulted in an extraordinary loss of approximately $30.8 million, net of tax benefits.

          On July 1, 1996, the Company secured a $500.0 million Senior Reducing Revolving Credit Facility with BA Securities (the "Facility"), an affiliate of Bank of America NT&SA. In August 1996, the Facility was increased to $600.0 million. In July 1997, the Facility was amended, extended and increased to $1.25 billion (the "New Facility"), with provisions to allow an increase of the New Facility to $1.5 billion as well as to allow additional pari passu debt financing up to $500.0 million. As a result of the New Facility, the Company recognized an extraordinary loss of approximately $4.2 million, net of tax benefits, of unamortized debt costs from the Facility during the third quarter of 1997. The New Facility contains various restrictive covenants on the Company which include the maintenance of certain financial ratios and limitations on additional debt, dividends, capital expenditures and disposition of assets. The New Facility also restricts certain acquisitions and similar transactions. Interest on the New Facility is based on the bank reference rate or Eurodollar rate. The New Facility matures in December 2002, with the opportunity to extend the maturity for successive one year periods. During the nine months ended September 30, 1997, $15.0 million was drawn down and repaid against the Facility, and $8.0 million was drawn down and repaid against the New Facility and no amounts remained outstanding as of September 30, 1997.

          The Company previously filed a Shelf Registration Statement with the Securities and Exchange Commission which became effective on August 4, 1997. The Shelf Registration Statement allows the Company to issue up to $600.0 million of debt and equity securities on terms and conditions to be determined at the time of sale. Such securities will be offered only by means of a prospectus which will set forth in detail the terms of the securities to be sold.

                       MGM GRAND, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 3.   LONG TERM DEBT AND NOTES PAYABLE (CONT.)

          The Australian bank facility originally provided a total availability of approximately $76.0 million (AUD $105.0 million), which was reduced by principal payments totaling $9.2 million (AUD $12.2 million) made in accordance with the terms of the bank facility, and as of September 30, 1997, $67.2 million (AUD $92.8 million) remained outstanding. The bank facility includes funding for general corporate purposes. Interest on the bank facility is based on the Australian Bank Bill rate. The bank facility loan agreement contains various restrictive covenants on MGM Grand Australia, including limitations on additional debt, dividends, and disposition of assets. The bank facility loan agreement also restricts certain acquisitions and similar transactions. The indebtedness, which matures in December 2000, has been wholly guaranteed by the Company.

          MGM Grand Australia has a $14.5 million (AUD $20.0 million) uncommitted standby line of credit, with a funding period of 91 days for working capital purposes. No amount was outstanding during the nine months ended September 30, 1997, and $4.3 million (AUD $5.4 million) was borrowed with $2.3 million (AUD $2.9 million) repaid during the nine months ended September 30, 1996 and $2.0 million (AUD $2.5 million) remained outstanding under the line of credit at September 30, 1996.

          Upon commencement of operations of NYNY on January 3, 1997 (see Note
1), the $285.0 million non-revolving construction line of credit converted to a five-year reducing revolver. The Company and Primadonna (the "Partners") have executed a joint and several unlimited Keep-Well Agreement, which provides that in the event of insufficient cash flow from NYNY to comply with financial covenants, the Partners will make cash infusions which are sufficient to bring NYNY LLC into compliance with the financial covenants. During the first nine months of 1997, $26.0 million in voluntary principal repayments were made by NYNY LLC. As of September 30, 1997 and December 31, 1996, a total of $259.0 million and $285.0 million was outstanding, respectively. On January 21, 1997, NYNY LLC completed an additional $20.0 million equipment financing with a financial institution. As of September 30, 1997, $18.2 million remained outstanding related to the equipment financing.

NOTE 4.  ISSUANCE OF COMMON STOCK

          On May 7, 1996, the Company made a commitment to grant 15 shares of Company Common Stock to each of its employees in exchange for continued active employment through the one year anniversary date of the commitment. As a result of the stock grant commitment, deferred compensation was charged to stockholders' equity and amortized monthly to compensation expense over the one year commitment period. On May 7, 1997, 99,045 shares were issued to employees as a result of the commitment. Over the life of the commitment, approximately $4.0 million was amortized to expense, of which $1.1 million and $1.9 million of such expense were recognized during the nine months ended September 30, 1997 and 1996, respectively.

          On May 24, 1995, as amended on November 27, 1995, the Company and MGM Grand Hotel, Inc. entered into a Promotion Agreement with Don King Productions, Inc. ("DKP"), pursuant to which, among other things, MGM Grand Las Vegas had the exclusive right to present six of Mike Tyson's fights. In addition, MGM Grand Hotel, Inc. made a non-interest bearing working capital advance of $15.0 million to DKP which called for repayment on January 25, 1998, and the Company sold DKP 618,557 treasury shares of the Company's Common Stock (the "Shares") for $15.0 million in exchange for a non-interest bearing promissory note. Through September 30, 1997, five fights occurred pursuant to the agreement, and the stock promissory note was repaid. The original agreement was amended by a Trust Agreement dated October 23, 1996, in which the Shares were placed in the name of, and held by, an independent trustee, pending disposition at the direction of the Company. The Trust Agreement extended the payment date of the working capital advance and the guaranteed share price of $48.50 to March 31, 1998. As a result of the revocation of Mike Tyson's Nevada boxing license, the Company and DKP reached an agreement whereby the Company would not present a sixth Mike Tyson event, the Promotion

                       MGM GRAND, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 4.  ISSUANCE OF COMMON STOCK (CONT.)

Agreement and guarantee would be terminated, and the working capital advance would be due and payable. On September 25, 1997, after solicitation of competitive bids, the 618,557 shares held by the Trustee were sold to Tracinda at the price of $44.50 per share for an aggregate consideration of $27.5 million, the Company was then repaid the $15.0 million working capital advance, the price guarantee to DKP was terminated, and the remaining consideration in the amount of $12.5 million was paid to DKP. As a result of this transaction, the Company reversed approximately $5.9 million of previously expensed stock price guarantee amortization during the 1997 third quarter.

          On July 2, 1996, the Company completed a public offering (the "Offering") of 8.6 million shares of common stock (including underwriter's over allotment option to purchase 1.1 million shares of common stock). Based upon the Offering price of $39.50 per share and associated costs incurred, the net proceeds received by the Company were approximately $327.0 million. The net proceeds from the Offering were used to fund the defeasance of the MGM Finance FMN (see Note 3).


NOTE 5.  EARNINGS PER SHARE

          The Company calculates earnings per share ("EPS") in accordance with Accounting Principles Board Opinion 15, "Earnings per Share" ("APB 15"). Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during each period. Such amounts were approximately 58.8 million and 58.5 million shares for the three month periods ended September 30, 1997 and 1996, respectively, and 58.8 million and 52.6 million shares for the nine month periods ended September 30, 1997 and 1996, respectively.

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

                       MGM GRAND, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.  EARNINGS PER SHARE (CONT.)



                                          Three Months Ended              Nine Months Ended
                                            September 30,                   September 30,
                                         ---------------------           ---------------------
                                           1997         1996               1997          1996
                                         -------      --------           -------       -------
Net Income                               $14,456      $(35,488)          $77,605       $19,675
                                         =======      ========           =======       =======

Weighted Average Basic Shares             57,973        56,960            57,912        51,286
                                         =======      ========           =======       =======

Basic Earnings per Share                 $   .25      $   (.62)          $  1.34       $   .38
                                         =======      ========           =======       =======

Weighted Average Diluted Shares           58,812        58,490            58,799        52,648
                                         =======      ========           =======       =======

Diluted Earnings per Share               $   .25      $   (.62)          $  1.32       $   .37
                                         =======      ========           =======       =======

          Weighted average diluted shares include the following: options to purchase approximately 839,000 and 1,039,000 shares issued to employees for the three month periods ended September 30, 1997 and 1996, respectively, and approximately 848,000 and 979,000 for the nine month periods ended September 30, 1997 and 1996, respectively; employee grant shares (see Note 4) of approximately 29,000 for the three month period ended September 30, 1996, and approximately 39,000 and 11,000 for the nine month periods ended September 30, 1997 and 1996, respectively; and DKP shares (see Note 4) of approximately 462,000 for the three months ended September 30, 1996, and 372,000 for the nine months ended September 30, 1996.

NOTE 6.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

          On December 28, 1994, the Company and Primadonna formed a joint venture to construct, own and operate the New York-New York Hotel and Casino (see Note 1). The hotel/casino opened to the public on January 3, 1997. The Company holds a 50% interest in the joint venture. As of September 30, 1997, the Company has contributed land on which the property is located and cash totaling $70.7 million which includes $7.0 million in capital contributions made in the 1997 period. During the nine months ended September 30, 1997, the Company received distributions of $12.6 million from the joint venture to pay taxes on its allocated share of income. The joint venture secured bank financing of $285.0 million and term loan financing of $20.0 million (see Note 3), and the joint venture Partners executed Keep-Well Agreements in conjunction with the financing.

                       MGM GRAND, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6.  INVESTMENT IN UNCONSOLIDATED AFFILIATE (CONT.)

    Summary condensed financial information for the joint venture is as follows (in thousands):


                             Three Months        Nine Months
                                 Ended              Ended
                             September 30,      September 30,
                                 1997               1997
                             -------------      -------------
Net Revenues                  $ 61,709             $196,978
                              ========             ========

Operating Income              $ 25,998             $ 84,833
                              ========             ========

Interest Expense, net         $  5,023             $ 15,039
                              ========             ========

Net Income                    $ 20,976             $ 69,794
                              ========             ========

                                As of           As of
                            September 30,    December 31,
                                1997            1996
                            -------------    ------------
Total Assets                  $472,016          $457,091
                              ========          ========

Long-term Debt                $236,193          $285,829
                              ========          ========

Members' Equity               $170,217          $111,664
                              ========          ========

NOTE 7.  MASTER PLAN ASSET DISPOSITION

          During September 1996, the Company determined to write off various assets with a net book value of $49.4 million (pre-tax) as a result of the MGM Grand Las Vegas property construction enhancements associated with the transformation of the facility into "The City of Entertainment." The affected areas included certain assets related to the theme park which totaled approximately $39.6 million to make way for a 380,000 square foot conference center and 6.6 acre Shangri-La pool and spa complex; approximately $8.6 million related to the removal of the lion entrance and Emerald City to be replaced with a new mezzanine entry, a Rainforest Cafe, and a remodeled entertainment casino among other attractions; and approximately $1.2 million representing certain food court and midway/arcade areas which have been transformed into the Studio Walk, a replica of a sound stage featuring Hollywood landmarks. During the 1997 third quarter, the Company wrote off assets with a net book value of $28.6 million (pre-tax) which included the original swimming pool facility, to be replaced by the Mansion at the MGM Grand consisting of 30 exclusive suites and villas, and certain theme park assets to make way for a 500 room Ritz-Carlton Hotel.

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

                                                             (in thousands)
                                          --------------------------------------------------
                                              Three Months Ended        Nine Months Ended
                                                 September 30,            September 30,
                                          ------------------------  ------------------------
                                             1997        1996          1997            1996
                                          -----------  -----------  ----------  ------------
Net Revenues:
   MGM Grand Las Vegas                       $185,754    $188,164    $546,972      $568,296
   MGM Grand Australia                          9,814       9,419      26,336        26,791
   Income from unconsolidated affiliate        12,923           -      42,351             -
   Eliminations and other                         (92)       (195)       (677)         (466)
                                             --------    --------    --------      --------
                                             $208,399    $197,388    $614,982      $594,621
                                             ========    ========    ========      ========

Operating Profit (Loss):
   MGM Grand Las Vegas                       $ 41,595    $ 44,978    $121,915      $148,861
   MGM Grand Australia                          1,901       1,284       2,559        (1,887)
   Income from unconsolidated affiliate        12,923           -      42,351             -
                                             --------    --------    --------      --------
                                               56,419      46,262     166,825       146,974

   Master Plan asset disposition               28,566      49,401      28,566        49,401
   Corporate (income) expense                  (3,466)      1,669       1,312         4,543
                                             --------    --------    --------      --------
Operating Income (Loss)                        31,319      (4,808)    136,947        93,030

Interest income                                   381         451         961         3,873
Interest expense, net of amounts
 capitalized                                        -      (2,269)     (1,242)      (34,008)
Interest expense from unconsolidated
   affiliate                                   (2,511)          -      (7,519)            -
Other, net                                       (205)       (178)       (649)         (840)
                                             --------    --------    --------      --------
Income (Loss) Before Provision for
 Income Taxes and Extraordinary Item           28,984      (6,804)    128,498        62,055

(Provision) Benefit for Income Taxes          (10,290)      2,127     (46,655)      (11,569)
                                             --------    --------    --------      --------

Net Income (Loss) Before Extraordinary
 Item                                          18,694      (4,677)     81,843        50,486

Extraordinary item, net                        (4,238)    (30,811)     (4,238)      (30,811)
                                             --------    --------    --------      --------

Net Income (Loss)                            $ 14,456    $(35,488)   $ 77,605      $ 19,675
                                             ========    ========    ========      ========

                        MGM GRAND, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

QUARTER VERSUS QUARTER

          Net revenues for the third quarter of 1997 were $208.4 million, representing an increase of $11.0 million (5.6%) when compared with $197.4 million during the same period last year. The increase in net revenues was largely due to income from the Company's 50% ownership in NYNY (see Note 1) and higher food and beverage revenues in the 1997 period.

          Consolidated casino revenues for the third quarter of 1997 were $115.2 million, representing a decrease of $2.5 million (2.1%) when compared with
$117.7 million during the same period in the prior year.   MGM GRAND LAS VEGAS
casino revenues were $107.6 million, representing a decrease of $2.9 million (2.6%) when compared with $110.5 million during the same period in the prior year. The decrease in casino revenues at MGM Grand Las Vegas was a result of lower volume and win during the 1997 period when compared with the 1996 period. Additionally, a heavyweight championship boxing event was held in the prior year's quarter which improved the casino volume and win. MGM GRAND AUSTRALIA reported casino revenues of $7.6 million in the third quarter of 1997, which were 5.6% higher than the $7.2 million reported in the third quarter of 1996.

          Consolidated room revenues were $41.0 million for the third quarter of 1997 compared with $43.5 million in the prior year's third quarter, representing a decrease of $2.5 million (5.7%). MGM GRAND LAS VEGAS room revenues were $40.3 million representing a decrease of $2.5 million (5.8%) when compared with $42.8 million in the same period of the prior year. The decrease was primarily due to a lower average daily rate ("ADR") in the 1997 period of $90 compared with $96 in the prior year, which was partially offset by higher occupancy of 99.0% for the third quarter of 1997 when compared with 97.6% in the same period of the
prior year.   MGM GRAND AUSTRALIA room revenues were consistent quarter over quarter.

          Consolidated food and beverage revenues were $23.9 million in the third quarter of 1997, representing an increase of $4.6 million (23.8%) when compared with $19.3 million in the third quarter of the prior year. The increase was attributable to MGM GRAND LAS VEGAS which had food and beverage revenues of $22.2 million during the third quarter of 1997, an increase of $4.8 million (27.6%) when compared with $17.4 million in the third quarter of 1996. This increase mainly resulted from the Company's decision to operate the Studio Cafe coffee shop, which had been a leased facility during the 1996 period. MGM GRAND AUSTRALIA reported food and beverage revenues of $1.7 million, representing a decrease of $.2 million (10.5%) when compared with $1.9 million during the same period in the prior year.

          Consolidated entertainment, retail and other revenues decreased $1.1 million (3.5%) from $31.6 million in the 1996 period to $30.5 million in the 1997 period. The decrease was attributable to MGM GRAND LAS VEGAS yielding lower theme park and midway/arcade revenues due to downsizing of the facilities. These decreases were partially offset by increases in EFX revenues, MGM Grand Garden Arena revenues and increased revenues from the SkyScreamer thrill ride which opened in September 1996.

          Income from unconsolidated affiliate was $12.9 million for the third quarter of 1997, representing the Company's 50% share of NYNY's operating income. The operating results from NYNY were not consolidated with those of the Company since consolidation is required only with greater than 50% ownership (see Note 1).

          Consolidated operating expenses (before Master Plan asset disposition and Corporate expense/income) were $152.0 million in the third quarter of 1997, which were consistent when compared with $151.1 million for the same period last year. The overall increase was attributable to MGM GRAND LAS VEGAS which had increased

                        MGM GRAND, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

QUARTER VERSUS QUARTER (CONTINUED)

food and beverage expenses as a result of the Company's operation of the previously leased Studio Cafe coffee shop, and higher room expenses due to higher occupancy. The increase was offset by lower casino and marketing expenses in this year's quarter which did not include a heavyweight championship boxing event as in the prior year's quarter. Additionally, the provision for doubtful accounts and discounts decreased due to lower casino revenues, and retail and other expenses were lower due to decreased volume when compared with the prior quarter. MGM GRAND AUSTRALIA operating expenses were slightly lower for the 1997 quarter versus the 1996 quarter as a result of management's continuing cost containment efforts.

          Master Plan asset disposition relates to the write-off of various assets related to the transformation of MGM Grand Las Vegas into "The City of Entertainment." The current quarter's write-off of $28.6 million (pre-tax) is the result of management's decision to enhance and expand the Master Plan project from $250.0 million to over $700.0 million compared with the prior year third quarter write-off of $49.4 million (pre-tax) which related to the original $250.0 million Master Plan (see Note 7).

          Corporate income was $3.5 million in the third quarter of 1997 compared with expense of $1.7 million in the same period of 1996. The current quarter includes a reversal of the previously expensed amortization related to the DKP Promotion Agreement totaling $5.9 million (pre-tax) (see Note 4).

          Interest income remained flat quarter over quarter, reflecting lower invested cash balances at MGM Grand Las Vegas.

          All interest expense for the current quarter has been capitalized to ongoing construction and development projects compared with $2.3 million of net interest expense in the prior year's quarter. Also, the Company recognized interest expense from its unconsolidated affiliate of $2.5 million in the current quarter.

          Income tax provision of $10.3 million has been recorded at a rate of 35.5% for the three months ended September 30, 1997, compared with a tax benefit of $2.1 million at a rate of 31.3% in the prior year.

          Extraordinary loss in the current quarter of $4.2 million, net of income tax benefit, reflects the write-off of unamortized debt costs from the previous $600.0 million credit facility (see Note 3). The extraordinary loss of $30.8 million, net of income tax benefit, in the prior year's quarter represents the loss on defeasance of the MGM Finance FMN (see Note 3).

NINE MONTHS VERSUS NINE MONTHS

          Net revenues for the nine months ended September 30, 1997 were $615.0 million representing an increase of $20.4 million (3.4%) when compared with $594.6 million during the same period last year. The increase in net revenues was largely due to income from the Company's 50% ownership in NYNY (see Note 1) and higher food and beverage revenues, partially offset by decreased casino, room, entertainment, retail and other revenues.

          Consolidated casino revenues for the nine months ended September 30, 1997 were $335.4 million representing a decrease of $16.7 million (4.7%) when compared with $352.1 million during the same period in the prior year. MGM GRAND LAS VEGAS casino revenues were $315.0 million, representing a decrease of $15.8 million (4.8%) when compared with $330.8 million during the same period in the prior

                       MGM  GRAND, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS VERSUS NINE MONTHS (CONTINUED)

year. The reduction in casino revenues at MGM Grand Las Vegas was a result of lower table games win percentages, and lower slot volume and win percentage. MGM GRAND AUSTRALIA reported casino revenues of $20.4 million which decreased $.9 million (4.2%) when compared with $21.3 million during the same period in the prior year, primarily attributable to lower baccarat volume and win partially offset by an increase in slot volume and win along with Northern Territory Keno which was not operational in the prior year's nine months.

          Consolidated room revenues for the period were $127.4 million compared with $130.9 million for the same period in 1996, representing a decrease of $3.5 million (2.7%). MGM GRAND LAS VEGAS room revenues were $125.8 million representing a decrease of $3.5 million (2.7%) when compared with $129.3 million in the same period of the prior year. The decrease was due to a lower occupancy of 95.4% for the 1997 period when compared with 96.8% in the same period of the prior year. The ADR for the 1997 period of $98 was consistent with the 1996
period.   MGM GRAND AUSTRALIA room revenues were $1.8 million for the nine months ended September 30, 1997 representing an increase of $.2 million (12.5%) when compared with $1.6 million for the prior year period due mainly to the room renovation in the prior year.

          Consolidated food and beverage revenues for the period were $69.3 million representing an increase of $10.5 million (17.9%) when compared with $58.8 million for the same period of the prior year. The increase was attributable to MGM GRAND LAS VEGAS which had food and beverage revenues of $64.3 million during the current period, an increase of $10.2 million (18.9%) when compared with $54.1 million in the same period of 1996. This increase reflects the Company's decision to operate the previously leased Studio Cafe coffee shop. MGM GRAND AUSTRALIA reported food and beverage revenues of $5.2 million, representing an increase of $.5 million (10.6%) when compared with $4.7 million during the same period in the prior year.

          Consolidated entertainment, retail and other revenues decreased $7.0 million (7.5%) from $93.7 million in the 1996 period to $86.7 million in the 1997 period. The decrease was attributable to MGM GRAND LAS VEGAS which had lower theme park and midway/arcade revenues due to downsizing the facilities, as well as lower EFX revenues. These decreases were partially offset by increases in MGM Grand Garden Arena revenues and increased revenues from the SkyScreamer thrill ride which became operational in September 1996.

          Income from unconsolidated affiliate was $42.4 million for the nine months ended September 30, 1997, representing the Company's 50% share of NYNY's operating income. The operating results from NYNY were not consolidated with those of the Company, since consolidation is required only with greater than 50% ownership (see Note 1).

          Consolidated operating expenses (before Master Plan asset disposition and Corporate expense/income) for the 1997 period were $448.2 million, which were consistent when compared with $447.6 million for the same period last year. The increase was attributable to MGM Grand Las Vegas, offset by decreases at MGM Grand Australia. The increases at MGM GRAND LAS VEGAS were due primarily to increased casino, food and beverage, and advertising expenses offset by lower
expenses related to EFX and midway/arcade operations.   Additionally, the
provision for doubtful accounts and discounts decreased by $6.5 million at MGM Grand Las Vegas as a result of reduced casino revenues, changes in anticipated collectibility, and collections made on previously reserved receivable balances. MGM GRAND AUSTRALIA operating expenses decreased $4.9 million (17.1%) from $28.7 million in the 1996 period to $23.8 million in the 1997 period as a result of continuing cost containment efforts.

                       MGM  GRAND, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS VERSUS NINE MONTHS (CONTINUED)

          Master Plan asset disposition relates to the write-off of various assets related to the transformation of MGM Grand Las Vegas into the "The City of Entertainment." The prior year charge of $49.4 million (pre-tax) was recognized when the plan was announced, and the current year charge of $28.6 million (pre-tax) resulted from the increase in the transformation scope from $250.0 million to over $700.0 million (see Note 7).

          Interest income of $1.0 million for the period ended September 30, 1997, decreased by $2.9 million from $3.9 million in the same period of 1996. The decrease was attributable to lower invested cash balances at MGM Grand Las Vegas during the 1997 period.

          Interest expense for the nine months ended September 30, 1997 of $1.2 million (net of amounts capitalized) decreased by $32.8 million when compared with $34.0 million in the same period of 1996. The decrease in the 1997 period was primarily due to the defeasance of the MGM Finance FMN (see Note 3) in the 1996 period, along with greater capitalization of interest in the current year from continuing construction and development projects. Also, the Company recognized interest expense from its unconsolidated affiliate of $7.5 million during the 1997 period.

          Income tax provision of $46.7 million has been recorded at a rate of 36.3% for the nine months ended September 30, 1997, compared with $11.6 million
in 1996 at a rate of 18.6%.   The 1996 rate was lower than 1997, reflecting no
provision in the first quarter due to the benefit resulting from the reduction of the valuation allowance.

          Extraordinary loss of $4.2 million, net of income tax benefit, reflects the write-off of unamortized debt costs from the previous $600.0 million credit facility (see Note 3) in the 1997 period. The extraordinary loss of $30.8 million, net of income tax benefit, in the prior year represented the loss on defeasance of the MGM Finance FMN (see Note 3).

LIQUIDITY AND CAPITAL RESOURCES

          As of September 30, 1997 and December 31, 1996, the Company held cash and cash equivalents of $59.0 million and $61.4 million, respectively. Cash provided by operating activities for the first nine months of 1997 was $115.1 million compared with $168.6 million for the same period of 1996.

          On May 6, 1996, MGM Grand Las Vegas announced details of a 30-month, $250.0 million Master Plan designed to transform the facility into "The City of Entertainment." The Master Plan, which on June 3, 1997 was enhanced and increased to more than $700.0 million, calls for a new 1,500-room "Marriott Grand"; expansion of the resort's casino capacity by nearly 20 percent to more than 200,000 square feet; a "Mansion at the MGM Grand" offering 30 exclusive suites and villas; a 380,000 square foot state-of-the-art conference center; a 6.6-acre Shangri-La pool and spa complex; significantly expanded and improved parking facilities; and an approximately 50-foot tall new polished bronze lion sculpture on a 25-foot pedestal, which will be the resort's signature, adjoining a re-themed entertainment casino that will include a Rainforest Cafe and Studio 54 nightclub. The Company also announced that by the year 2000, it plans to begin construction of a 500-room Ritz-Carlton Hotel at MGM Grand Las Vegas. Approximately $189.3 million is expected to be expended during 1997 related to the Master Plan, of which $73.0 million has been expended through September 30, 1997.

                       MGM  GRAND, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

          Capital expenditures during the first nine months of 1997 were $119.0 million, consisting primarily of $28.8 million related to MGM Grand Las Vegas for general property improvements, $73.0 million for the Master Plan project, $1.9 million at MGM Grand Australia for general property improvements and $15.3 million for MGM Grand Atlantic City land acquisition costs and pre-construction activities. Anticipated capital expenditures remaining for 1997 are approximately $133.6 million, consisting of approximately $116.3 million related to the Master Plan, approximately $8.2 million related to general property improvements for MGM Grand Las Vegas, approximately $8.3 million related to land acquisitions and pre-construction activities for MGM Grand Atlantic City, and approximately $.8 million for MGM Grand Australia.

          The Company made a capital contribution of $7.0 million to NYNY LLC during the first nine months of 1997. As a lender requirement for the project financing, both the Company and Primadonna were required to enter into a joint and several Keep-Well Agreement (see Note 3). The Company also received $12.6 million in distributions from NYNY LLC during the nine months ended September 30, 1997 to pay taxes on its allocated share of income.

          The Company expects to finance operations and capital expenditures through cash flow from operations, cash on hand, the bank lines of credit, and the Shelf Registration statement (see Note 3).

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

                        MGM GRAND, INC. AND SUBSIDIARIES

PART II.   OTHER INFORMATION

     Items 1 through 5 of Part II are not applicable.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)  Exhibits

                Amended and Restated Credit Agreement dated as of July 17, 1997, between MGM Grand, Inc., as Borrower, MGM Grand Atlantic City, Inc., as Co-Borrower, and Bank of America NT&SA, as administrative agent, and the banks named therein (incorporated by reference to Exhibit 10 to the Company's Report on Form 8-K filed with the Securities Exchange Commission on August 1,
                1997).

           (B)  Reports on Form 8-K

                Bank of America Senior Secured $1.25 billion Credit Facility dated July 17, 1997. A report on Form 8-K dated July 23, 1997 was filed with respect to the amended, restated and extended $1.25 billion Senior Secured Bank Credit Facility.

                        MGM GRAND, INC. AND SUBSIDIARIES


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  MGM GRAND, INC.
                                       -----------------------------------
                                                   (Registrant)



Date:  November 3, 1997                /s/   ALEJANDRO YEMENIDJIAN
                                       -----------------------------------
                                             Alejandro Yemenidjian
                                          President, Chief Operating
                                       Officer, and Chief Financial Officer


Date:  November 3, 1997                /s/      SCOTT LANGSNER
                                       -----------------------------------
                                                Scott Langsner
                                             Secretary/Treasurer
                                        (principal accounting officer)