Form 10-K405
period 1997-12-31
MGM GRAND INC
filed 1998-03-30
CIK 789570

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------

                                   FORM 10-K

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [FEE REQUIRED]

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER 0-16760

                               ---------------

                                MGM GRAND, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        88-0215232
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

            3799 LAS VEGAS BOULEVARD SOUTH, LAS VEGAS, NEVADA 89109
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

                                (702) 891-3333
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ---------------

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

                                     NONE

                               ---------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of Registrant's Common Stock held by non-affiliates (based on the closing price on the New York Stock Exchange-- Composite Transactions on March 12, 1998) was approximately $779.2 million. As of March 12, 1998, 57,990,640 shares of Registrant's Common Stock, $.01 par value, were outstanding.

  Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 and Proxy Statement dated April 15, 1998 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

SAFE HARBOR PROVISIONS

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included or incorporated by reference in this Form 10-K contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions (including sensitivity to fluctuations in foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including legalization of gaming in certain jurisdictions) and the requirement to apply for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).

GENERAL

  MGM Grand, Inc. (the "Company") was organized as a Delaware corporation on January 29, 1986.

  Through its wholly-owned subsidiary, MGM Grand Hotel, Inc., the Company owns and operates the MGM Grand Hotel and Casino ("MGM Grand Las Vegas"), a hotel/casino entertainment complex offering a full range of destination resort amenities. The resort is located on approximately 114 acres at the northeast corner of Las Vegas Boulevard South (the "Strip") and Tropicana Avenue (the "New Four Corners") in Las Vegas, Nevada, across the street from New York-New York Hotel and Casino. MGM Grand Hotel Finance Corp. ("MGM Finance"), a wholly-owned subsidiary of the Company, was formed to issue First Mortgage Notes to the public, to incur bank debt, and to lend the aggregate proceeds thereof to MGM Grand Hotel to finance the construction and opening of MGM Grand Las Vegas. The MGM Finance First Mortgage Notes were defeased on July 3, 1996, in accordance with the terms of the bond indenture, and on October 29, 1996, all Company asset liens related thereto were released and the defeasance was finalized.

  Through its wholly-owned subsidiary, MGM Grand Australia Pty Ltd., the Company owns and operates the MGM Grand Australia, a hotel/casino resort in Darwin, Australia. MGM Grand Australia is located on 18 acres of beachfront property on the north central coast of Australia. The resort includes a public and private casino, 96 rooms and suites, restaurants, and other facilities.

  The Company and Primadonna Resorts, Inc. ("Primadonna") each owns 50% of New York-New York Hotel and Casino, LLC. ("NYNY LLC"), which completed development of the $460 million architecturally distinctive, themed destination resort New York-New York Hotel and Casino ("NYNY") in December 1996. NYNY opened on January 3, 1997, and is located on approximately 20 acres at the northwest side of the New Four Corners, across from MGM Grand Las Vegas. NYNY features a 2,033-room hotel, an 84,000 square foot casino, themed entertainment attractions, restaurants, and retail outlets.

  Through its wholly-owned subsidiary, MGM Grand South Africa, Inc., the Company manages casinos in Nelspruit and Witbank, in the Mpumalanga Province of the Republic of South Africa, which began operations on October 15, 1997 and March 10, 1998, respectively. A third license was granted in the city of Johannesburg for which a temporary casino could open by late 1998. On July 30, 1996, the Company entered into an agreement with Tsogo Sun Holdings (Pty) Limited ("Tsogo Sun"), a joint venture company formed by the Southern Sun Group and Tsogo Investment Holding Company (Pty) Limited, to act as the exclusive casino project developer and manager for the joint venture company, which contemplates applying for up to 15 casino licenses in the

Republic of South Africa. Under the agreement, the Company will earn fees for the development and management of all casino operations of Tsogo Sun. Tsogo Sun will provide or procure all of the financing necessary for the hotel/casino projects. The National Gambling Act was approved and assented to by the President of the government of South Africa on June 27, 1996.

  Through its wholly-owned subsidiary, MGM Grand Atlantic City, Inc., the Company intends to construct and operate a destination resort hotel/casino, entertainment and retail facility in Atlantic City, New Jersey, at a minimum approximate cost of $700 million, on approximately 35 acres of land on the Atlantic City Boardwalk. Construction of the project is subject to the receipt of various governmental approvals. On July 24, 1996, the Company was found suitable for licensing by the New Jersey Casino Control Commission.

  On June 26, 1997, the Company, through its wholly-owned subsidiary MGM Grand Detroit, Inc., and its partners in Detroit formed a joint venture, MGM Grand Detroit, LLC, to develop a hotel/casino and entertainment complex at a minimum approximate cost of $700 million. On November 20, 1997, MGM Grand Detroit, L.L.C. was chosen as one of the three finalists to develop, own and operate one of Detroit's three new casinos pending negotiation of a development agreement with the City of Detroit and subject to approval by governmental authorities. The plans for the project call for an 800 room hotel and casino, exciting signature restaurant/retail outlets, a showroom and other entertainment venues. On March 12, 1998, MGM Grand Detroit, LLC entered into a development agreement with the City of Detroit and its Economic Development Corporation with respect to such project. The agreement is subject to a number of conditions. See "Buisness--Detroit Project."

  For certain information about the Company's industry segments, see Note 20 to the Company's Consolidated Financial Statements contained in Exhibit 13, which is incorporated herein by this reference.

  The Company's principal executive offices are located at 3799 Las Vegas Boulevard South, Las Vegas, Nevada 89109. The Company's telephone number is
(702) 891-3333.

LAS VEGAS HOTELS AND GAMING

 MGM Grand Las Vegas

  MGM Grand Las Vegas, the Company's flagship property, is a multi-themed destination resort, located on approximately 114 acres, which management believes is a "must see" attraction for visitors to Las Vegas. The resort opened on December 18, 1993, and has over 350 feet of frontage on the Strip and 1,450 feet of frontage on Tropicana Avenue. The complex is easily accessible from McCarran International Airport and from Interstate 15 via Tropicana Avenue.

  MGM Grand Las Vegas creates an exciting and unique gaming and entertainment experience which is intended to appeal to all segments of the Las Vegas market.

  The casino is approximately 171,500 square feet in size, which management believes is one of the largest casinos in the world. The casino has 3,669 slot machines and 157 table games, a state of the art baccarat room, including private premium play facilities, a poker room, a race and sports book, and a keno lounge. The casino features four separate themed areas: Entertainment, Hollywood, Monte Carlo, and Sports which enhance the entertainment experience of the casino patron.

  The hotel/casino, which management believes is one of the largest in the world, has 5,005 rooms, including approximately 4,254 typical guest rooms decorated in five different themes: Deep South, Hollywood, Monte Carlo, Emerald, and Casablanca. The hotel also has 751 luxury suites, ranging in size from 650 to 6,000 square feet, representing a suite-to-room ratio which management believes is one of the highest among the Strip properties.

  In an effort to continue a legacy of providing exceptional entertainment through the leveraging of its highly recognizable brand name, on May 6, 1996, the Company embarked on an extensive transformation of MGM Grand Las Vegas into "The City of Entertainment." The $250 million, 30-month Master Plan program was designed to enhance the quality of the entertainment experience, through a series of substantive improvements and additions throughout the 114 acre destination resort. The Master Plan was enhanced and increased during

1997 to more than $700 million, calling for a new 1,500 room "Marriott Marquis," expansion of the resort's casino capacity by nearly 20 percent to more than 200,000 square feet; a new "Mansion at the MGM Grand" offering 30 exclusive suites and villas; a new 380,000 square foot state-of-the-art conference center; a new 6.6 acre pool and spa complex; significantly expanded and improved parking facilities; and an approximately 50 foot tall new polished bronze lion sculpture on a 25 foot pedestal which is the resort's signature, adjoining a re-themed Entertainment Casino that includes a Rainforest Cafe and a Studio 54 nightclub. The completed "Studio Walk" portrays a Hollywood sound stage and reflects an appearance that is inspired by a number of Hollywood landmarks, including the Brown Derby restaurant, the Farmers Market food court, and Griffith Park Observatory retail facilities. The Company also announced that by the year 2000, it may construct a 500 room Ritz-Carlton Hotel at MGM Grand Las Vegas. On December 22, 1997, the Company announced the signing of a definitive agreement to develop the 1,500 room Marriott Marquis.

  Other entertainment facilities include: a theme park with thrill rides such as the 250 foot high SkyScreamer Skycoaster; an 11,700 square foot arcade containing carnival games of skill and an extensive video arcade including virtual reality simulators; a 660 seat showroom providing celebrity entertainment; a 1,774 seat showroom specifically designed for the EFX production show, the Company's original grand spectacle special effects stage production; eleven restaurants and a food court; 36 retail shopping outlets, including 19 owned and 17 leased facilities; and a special events center, which seats a maximum of 16,766 patrons, providing mega entertainment such as Barbra Streisand, Bette Midler, the Rolling Stones, Rod Stewart, Neil Diamond, Elton John, Phil Collins, and Luther Vandross, as well as championship boxing events and various other sporting events.

  MGM Grand Las Vegas uses the unique characteristics of the property to target the following segments of the Las Vegas market: (i) free and independent travelers; (ii) tour and travel; (iii) special events/conventions;
(iv) high-end gaming; and (v) locals.

 New York-New York

  The Company's 50% joint venture, NYNY LLC, completed construction of NYNY in December 1996, and opened NYNY on January 3, 1997. The 47-story destination resort, which management believes is architecturally the most distinctive property ever built in Las Vegas, replicates many of Manhattan's landmark buildings and icons, including the Statue of Liberty, the Empire State Building, Central Park, the Brooklyn Bridge, and a Coney Island-style roller coaster.

  The casino is approximately 84,000 square feet in size and has approximately 2,400 slot machines and 70 table games. The casino features numerous themed interiors including: Park Avenue with retail shops; The Financial District consisting of the cashiers' cage; Central Park setting in the central casino area; and Little Italy with its traditional food court set inside a typical residential neighborhood.

 Las Vegas Market

  MGM Grand Las Vegas and NYNY operate in the Las Vegas market and are located on the Strip. Las Vegas is the largest city in Nevada, with a metropolitan area population in excess of one million and is one of the most traveled resort destinations in the world.

  Gaming has continued to be a strong and growing business in Las Vegas. Las Vegas Strip gaming revenues have increased at a compound annual growth rate of 8.9% from $1.6 billion in 1987 to $3.8 billion in 1997.

  The hotel/casino industry in Las Vegas is highly competitive. Currently, several new resorts are under construction and several other existing resorts are undergoing major expansion and renovation. The Company's MGM Grand Las Vegas, as well as Bellagio, Project Paradise, Caesars, Venetian, Paris and other hotel/casino properties are in various stages of expansion, construction or remodeling. While some of the large themed resorts pose direct competition with MGM Grand Las Vegas and NYNY, the Las Vegas Convention and Visitors

Authority ("LVCVA") statistics show that visitor volume for 1997 increased 2.8% over 1996. Total visitors for 1997 exceeded 30.4 million. The Company's future operating results could be adversely affected by excess room and gaming capacity.

  MGM Grand Las Vegas and NYNY compete with gaming and resort facilities in Las Vegas as well as gaming and resort facilities elsewhere in the world. To some extent, state lotteries and state-authorized and locally approved card rooms, such as those operating in California compete with the gaming and resort facilities in Las Vegas. Gambling, with various limitations and conditions, is currently legal in numerous locations throughout the United States. The proliferation of such gaming facilities on riverboats and elsewhere is increasing. Also, as a result of certain legislative and court decisions, casino-type operations are being established at various Native American reservations throughout the country. The development of full service casinos in California would likely have a negative effect on MGM Grand Las Vegas and NYNY's operations. Furthermore, pursuant to recent reports, including a California State Assembly Legislative report, it is estimated that as many as approximately 15,000 slot machines are operating in various jurisdictions in California, the legality of which is the subject of dispute between the State of California and various Native American tribes. See "Competition."

 Insurance

  MGM Grand Las Vegas and NYNY carry insurance of the type customary in the hotel and casino industry and in amounts deemed adequate by management to protect the properties. The policies provide business and commercial coverages, including workers' compensation, third party liability, property damage, boiler and machinery, and business interruption.

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

  MGM Grand Las Vegas operates a casino and is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. MGM Grand Las Vegas is also licensed as a manufacturer and distributor of gaming devices, as the operator of the racebook and sportspool at NYNY, and the Company is licensed as one of the two managers of NYNY. The Company is also required to be registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder or member of, or receive any percentage of profits from, MGM Grand Las Vegas or NYNY without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, MGM Grand Las Vegas and NYNY have obtained from the Nevada Gaming Authorities the various registrations, approval permits and licenses required in order to engage in gaming activities in Nevada.

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

  The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor" as defined in the Nevada Act, which acquires more than 10% but not more than 15% of the Company's voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of the investigation.

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

  On July 24, 1997, the Nevada Commission granted the Company prior approval to make public offerings for a period of two years, subject to certain conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

  The sale of alcoholic beverages by MGM Grand Las Vegas and NYNY are subject to licensing, control and regulation by the applicable local authorities. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the Company's operations.

  Pursuant to a 1985 agreement between the state of Nevada and the United States Department of the Treasury (the "Treasury"), the Nevada Commission and the Nevada Board have authority, under Regulation 6A of the Nevada Act, to enforce their own cash transaction reporting laws applicable to casinos which substantially parallel the federal Bank Secrecy Act. Under the Money Laundering Suppression Act of 1994 which was passed by Congress, the Secretary of the Treasury retained the ability to permit states, including Nevada, to continue to enforce their own cash transaction reporting laws applicable to casinos. The Nevada Act requires gaming licensees to file reports related to cash purchases of chips, cash wagers, cash deposits or cash payment of gaming debts, if any such transactions aggregate more than $10,000 in a 24-hour period. Casinos are required to monitor receipts and disbursements of currency in excess of $10,000 and until November 1, 1997, were required to report them to the Nevada Board, who in turn reported them to the Treasury. As of November 1, 1997, the casinos were required to submit such reports directly to the Treasury. Pursuant to amendments to the Nevada Act that became effective on October 1, 1997, casinos also are required under certain circumstances to file suspicious activity reports directly with an office of the Treasury and provide copies thereof to the Nevada Board. Although it is not possible to quantify the full impact of these requirements on the Company's business, the changes are believed to have had some adverse effect on results of operations since inception.

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

 Competition

  The hotel industry is highly competitive. Hotels located on or near the strip ("Strip Hotels") compete primarily with other Strip Hotels and with a few major hotels in downtown Las Vegas. Strip Hotels offering similar prices compete with each other primarily on the basis of quality of rooms, restaurants and facilities, entertainment offered, complimentary goods and services given, credit limits and quality of personal attention offered to guests and casino customers. The Company's hotel/casino operations also compete with a large number of hotels and motels, and gaming facilities not related to hotels or motels, located in and near Las Vegas. Some of the Company's competitors may have greater resources, and as such place the Company at a competitive disadvantage.

  According to the LVCVA, as of December 31, 1997, there were approximately 105,000 hotel and motel rooms in the Las Vegas area. In addition, the LVCVA reports projects under construction and/or proposed for future development of approximately 21,000 more hotel and motel rooms, including three themed hotel/casino properties currently under construction on the Strip north of Tropicana Avenue and one major facility south of Tropicana Avenue. The Company cannot make any prediction as to how many additional rooms will be constructed in Las Vegas. The Company's future operating results could be adversely affected by excess Las Vegas rooms and gaming capacity.

  In addition to competing with hotel/casino facilities elsewhere in Nevada (i.e., the Reno/Lake Tahoe areas and the Laughlin area) and in Atlantic City, the Company competes with hotel/casino facilities elsewhere in the world and with state lotteries. Certain states are currently considering legalizing casino gaming in specific geographic areas, and several other states have recently legalized casino gaming. This growth has been driven by the expansion of traditional land-based casino destinations and the continued development of new riverboat and Native American reservation casinos throughout the United States. Currently, some form of casino gaming is operating or is approved in approximately 32 states. Elsewhere in North America, nearly all of the Canadian provinces and territories offer some form of casino gaming. Legalized casino gaming in other states could adversely affect the Company's activities in Las Vegas, particularly if such legalization were to occur in areas close to Nevada, such as California. Additionally, certain gaming operations are conducted or have been proposed on federal Native American reservations, including those located in the primary market to be served by MGM Grand Las Vegas. In addition, with respect to group bookings, the Company's hotel/casino facilities in Las Vegas also compete with hotels and resorts, which do not include casinos, throughout the United States. See "Las Vegas Market."

AUSTRALIA OPERATIONS

 MGM Grand Australia

  On September 7, 1995, the Company, through its wholly-owned subsidiary, MGM Grand Australia Pty Ltd., completed the acquisition of the MGM Grand Australia in Darwin, Northern Territory, Australia. MGM Grand Australia is located on 18 acres of beachfront property next to the Arafura Sea on the north central coast. The resort includes a public and private casino, 96 rooms, restaurants and other facilities. Casino operations include approximately 32 table games, 360 slots and a keno lounge. The Company has positioned MGM Grand Australia as a multi-faceted gaming/entertainment facility for the local market and as an exclusive destination resort for international table game customers.

  Two casinos operate in the Northern Territory, including MGM Grand, Inc's property in Darwin on the northern coast, and a small casino in Alice Springs in the southern part of the Territory. Unlike the U.S., Australia has granted, for the most part, regional casino monopolies in its provinces. Gaming machines (i.e., slots or "poker machines") were installed in clubs and hotels in the Northern Territory during 1996, and MGM Grand Australia will effectively receive 22.0% of the revenues from these machines through 2005 in the form of a tax rebate. Northern Territory Keno machines ("NT Keno") are also being installed in pubs, hotels and clubs in the Northern Territory. NT Keno is a territory-wide keno game that the Northern Territory Government has licensed to MGM Grand Australia, whereby keno tickets are sold in pubs, hotels and clubs throughout the Northern Territory. The pubs, hotels and clubs act as agents on behalf of MGM Grand Australia and sell keno tickets in return for a commission paid by MGM Grand Australia. NT Keno commenced operations on October 30, 1996.

  The success of MGM Grand Australia will depend in part upon a balance of (i) its ability to effectively serve the local community as well as (ii) its ability to make efficient use of its strategic location to the South East Asian gaming market. The Darwin International Airport is an average of 5.5 hours away from the major Asian cities. However, frequency of scheduled air service is a limiting factor.

  There exist 12 casinos in Australia competing for the Far East Market. Australian casinos operate under exclusive arrangements, which create a regional monopoly for a fixed term. As such, Australian casinos do not compete among themselves for the regional middle to low end players. However, Far East premium players have become an increasingly important source of revenues. In an effort to attract premium players, MGM Grand Australia completed a $15 million capital improvement program in June 1996, which included renovation of all 96 rooms (including 16 suites), enhanced casino facilities, and additional dining, entertainment and retail amenities. Competition for the Far East premium player is increasing, as evidenced by the gaming activity in Kuala Lumpur and Macao, the recent growth in the number of casinos operating in Australia, and an increase in the quantity of casino cruise ships. Due to the increasing competition and the limitations on scheduled air service, the desired mixture of premium players has not been attained at MGM Grand Australia, and as a result, the operating margins have been lower than anticipated. MGM Grand Australia has therefore revisited and revised its marketing efforts with an emphasis on the local population and commenced a cost reduction program in an effort to strengthen operating results.

 Australia Government Regulation

  The Northern Territory of Australia, like Nevada, has comprehensive laws and regulations governing the conduct of gaming. MGM Grand Australia's operations are subject to the Gaming Control Act of 1993 and regulations promulgated thereunder (the "Northern Territory Law") and to the licensing and general control of the Minister for Racing and Gaming (the "Minister"). MGM Grand Australia Pty. Ltd. has entered into a Casino Operator's Agreement with the Minister pursuant to which MGM Grand Australia was granted a license (the "License") to conduct casino gaming on an exclusive basis through June 30, 2005, in the northern half of the Northern Territory (which includes Darwin, its largest city, where MGM Grand Australia is located). The License provides for good faith negotiations to reach agreement on an extension of the License. The License provides for a tax payable to the Northern Territory Government on gross profits derived from gaming, including gaming devices. The License is not exclusive with respect to gaming devices, and the Minister may permit such devices to be placed in limited numbers in locations not operated by MGM Grand Australia. However, under the License, a portion of the operators' win on such gaming devices is to be offset against gaming tax otherwise payable by MGM Grand Australia.

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

NEW JERSEY PROJECT

 MGM Grand Atlantic City

  The Company, through its wholly-owned subsidiary, MGM Grand Atlantic City, Inc., intends to create a destination resort hotel/casino in Atlantic City ("MGM Grand Atlantic City"), that management believes will be larger and more elaborate than any other facility currently in existence in that market. The Company intends to use similar entertainment themes from MGM Grand Las Vegas at MGM Grand Atlantic City, and plans to offer a wide array of gaming and non-gaming amenities to its prospective customers. The Company's plans for MGM Grand Atlantic City also include the development of retail and food and beverage facilities. The Company believes that the development of MGM Grand Atlantic City could cost in excess of $700 million, and that the development could take up to three years following the successful acquisition of land necessary to complete the project. The design, budget and schedule for development of the project are at a preliminary stage, and will be subject to the risks attendant to large-scale projects and may be subject to additional costs and delays beyond preliminary estimates. No assurance can be given that the Company will develop a hotel/casino in Atlantic City, or if it does, as to its ultimate size, configuration or cost. Any development or operation in Atlantic City will be subject to the receipt of regulatory approvals. On July 24, 1996, the Company was found suitable for licensing by the New Jersey Casino Control Commission.

 Atlantic City Market

  Atlantic City is, after Las Vegas, the second largest gaming destination in the United States. The Company believes that it has the potential to successfully expand its domestic base through developing and operating a destination resort in Atlantic City. Management believes that Atlantic City represents an attractive market for additional development due to its proximity to areas with favorable demographics, including a large population base with a high level of disposable income. The Atlantic City market currently consists of 12 hotel/casinos which as of December 31, 1997 had 11,360 rooms, 1,036,705 square feet of casino space, 35,206 slot machines and 1,484 table games. According to the Atlantic City Department of Planning and Development (the "ACDPD"), more than 58 million people (approximately 23.5% of the United States population) live within 300 miles of Atlantic City, and more than 17.8 million people live within 100 miles of Atlantic City. Most of the Atlantic City visitors are "day-trippers," but there are a substantial number of overnight visitors, who are believed to have a higher gaming budget. The Company believes that the overnight visitor component will increase substantially as destination resorts and "must see" attractions such as the proposed MGM Grand Atlantic City make Atlantic City a more exciting and appealing attraction for the middle and high-end gaming customer.

  The Atlantic City gaming market has demonstrated continued growth despite the recent proliferation of new gaming venues across the country. The 12 hotel/casinos in Atlantic City generated approximately $3.91 billion in gaming revenues in 1997, a 2.6% increase over 1996 gaming revenues of approximately $3.81 billion. From 1990 to 1997, total annual gaming revenues in Atlantic City increased 32.1%, while hotel rooms increased only approximately 28.9% during this period.

  The regulatory environment in Atlantic City has improved significantly over the last several years. New games, such as poker and keno, have been approved, 24-hour gaming has been permitted, registration of hotel employees has been eliminated, license terms have been extended, and various operational requirements have been relaxed. These regulatory changes have resulted in reduced costs for the operators and created a more varied and attractive environment for the gaming customer. Management believes that the reforms will serve to permit future reductions in operating expenses of casinos in Atlantic City and to increase the funds available for additional infrastructure development through the New Jersey Casino Redevelopment Authority ("CRDA"). Due principally to an improved regulatory environment, general improvements of economic conditions and high occupancy rates, a majority of the Atlantic City hotel/casinos have recently expanded, are in the process of expanding or have announced plans to expand their facilities. In late 1996, other gaming companies entered the Atlantic City market by acquiring hotel/casino facilities. In addition, some companies have entered into an agreement with Atlantic City for the development of the "H-Tract," a 170-acre site in the Atlantic City Marina. Management believes that these increases in hotel/casino capacity, together with infrastructure improvements, and community revitalization programs, will be instrumental in stimulating future revenue growth in the Atlantic City market and increasing its appeal as a destination resort.

  In addition to the planned casino expansions, major infrastructure improvements have been proposed or have begun. These improvements include, among other projects, new housing and retail development, a tunnel connecting the Atlantic City Expressway to the Marina, and a new $254 million Convention Center which opened in May 1997. The CRDA is currently overseeing the development of the "tourist corridor" that will link the Convention Center with the Boardwalk and will, when completed, feature approximately 500,000 square feet of exhibit and pre-function space, meeting rooms, food-service facilities and a 1,600 car underground parking garage. The new convention center will be the largest exhibition space between New York and Washington D.C.

 New Jersey Government Regulation

  The ownership and operation of hotel/casino facilities and gaming activities in Atlantic City, New Jersey are subject to extensive state regulation under the New Jersey Control Act (the "New Jersey Act") and the regulations ("Regulations") of the New Jersey Casino Control Commission (the "New Jersey Commission") and other applicable laws. In order to operate a hotel/casino facility in New Jersey, MGM Grand Atlantic City, Inc. must obtain a license from the New Jersey Commission and obtain numerous other licenses, permits or approvals from other state as well as local governmental authorities. The New Jersey Act also established the New Jersey Division of Gaming Enforcement (the "New Jersey Division") to investigate all license applications, enforce the provisions of the New Jersey Act and Regulations and prosecute all proceedings for violations of the New Jersey Act and Regulations before the New Jersey Commission.

  The New Jersey Commission has broad discretion regarding the issuance, renewal, revocation and suspension of casino licenses. The New Jersey Act and Regulations concern primarily the good character, honesty, integrity and financial stability of casino licenses, their intermediary and holding companies, their employees, their security holders and others financially interested in casino operations; financial and accounting practices used in connection with casino operations; rules of games, levels of supervision of games and methods of selling and redeeming chips; manner of granting credit, duration of credit and enforceability of gaming debts; and distribution of alcoholic beverages.

  The Company's wholly-owned subsidiary, MGM Grand Atlantic City, Inc., has applied to be licensed by the New Jersey Commission to operate a casino, and the Company has applied to be approved as a qualified holding company. On July 24, 1996, the Company and MGM Grand Atlantic City, Inc., and their then officers, directors, and 5% or greater shareholders were found suitable for licensing by the New Jersey Commission. These findings of suitability are subject to review and revision by the New Jersey Commission based upon a change in any material fact that is relevant to the findings.

  The New Jersey Act further provides that each person who directly or indirectly holds any beneficial interest or ownership of the securities issued by a casino licensee or any of its intermediary or holding companies, those persons who, in the opinion of the New Jersey Commission, have the ability to control the casino licensee or its intermediary or holding companies or elect a majority of the board of directors of said companies, other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business, lenders and underwriters of said companies are required to be qualified by the New Jersey Commission. However, with respect to a publicly traded holding company such as the Company, a waiver of qualification may be granted by the New Jersey Commission, with the concurrence of the Director of the New Jersey Division, if the New Jersey Commission determines that said persons or entities are not significantly involved in the activities of MGM Grand Atlantic City, Inc. and in the case of security holders, do not have the ability to control the Company or elect one or more of its directors. There exists a rebuttable presumption that any person holding 5% or more of the equity securities of a casino licensee's intermediary or holding company or a person having the ability to elect one or more of the directors of such a company has the ability to control the company and thus must obtain qualification from the New Jersey Commission.

  Notwithstanding this presumption of control, the New Jersey Act provides for a waiver of qualification for passive "institutional investors," as defined by the New Jersey Act, if the institutional investor purchased publicly traded securities for investment purposes only and where such securities constitute
(i) less than 10% of the equity securities of a casino licensee's holding or intermediary company or (ii) debt securities of a casino not exceeding 20% or
(iii) a percentage of any issue of the outstanding debt of such company not exceeding 50%. The waiver of qualification is subject to certain conditions including, upon request of the New Jersey Commission, filing a certified statement that the institutional investor has no intention of influencing or affecting the affairs of the issuer, except that an institutional investor holding voting securities shall be permitted to vote on matters put to a vote of the holders outstanding voting securities. Additionally, a waiver of qualifications may also be granted to institutional investors holding a higher percentage of securities of a casino licensee's holding or intermediary company upon a showing of good cause.

  The New Jersey Act requires the certificate of incorporation of a publicly traded holding company to provide that any securities of such corporation are held subject to the condition that if a holder is found to be disqualified by the New Jersey Commission pursuant to the New Jersey Act, such holder shall dispose of his interest in such company. Accordingly, the Company amended its Certificate of Incorporation to provide that a holder of the Company's securities must dispose of such securities if the holder is found disqualified under the New Jersey Act. In addition, the Company amended its Certificate of Incorporation to provide that the Company may redeem the stock of any holder found to be disqualified.

  If the New Jersey Commission should find a security holder to be unqualified to be a holder of securities of a casino licensee or holding company, not only must the disqualified holder dispose of such securities but in addition, commencing on the date the New Jersey Commission serves notice upon such a company of the determination of disqualification, it shall be unlawful for the disqualified holder (i) to receive any dividends or interest upon any such securities, (ii) to exercise, directly or through any trustee or nominee, any right conferred by such securities, or (iii) to receive any remuneration in any form from the licensee for services rendered or otherwise. If the New Jersey Commission should find a security holder to be unqualified to be a holder of securities of a casino licensee or holding company, the New Jersey Commission shall take any necessary action to protect the public interest including the suspension or revocation of the casino license except that if the disqualified person is the holder of securities of a publicly traded holding company, the New Jersey Commission shall not take action against the casino license if (i) the holding company has the corporate charter provisions concerning divestiture of securities by disqualified owners required by the New Jersey Act, (ii) the holding company has made good faith efforts including the pursuit of legal remedies to comply with any order of the New Jersey Commission, and (iii) the disqualified holder does not have the ability to control the company or elect one or more members of the company's board of directors.

  If, after licensure, the New Jersey Commission determines that the MGM Grand Atlantic City, Inc. has violated the New Jersey Act or Regulations, or if any security holder of the Company or MGM Grand Atlantic City, Inc. who is required to be qualified under the New Jersey Act is found to be disqualified but does not dispose of the securities, MGM Grand Atlantic City, Inc. could be subject to fines or its license could be suspended or revoked. If MGM Grand Atlantic City, Inc.'s license is revoked after issuance, the New Jersey Commission could appoint a conservator to operate and to dispose of any hotel/casino facilities of MGM Grand Atlantic City, Inc. Net proceeds of a sale by a conservator and net profits of operations by a conservator (at least up to an amount equal to a fair return on MGM Grand Atlantic City, Inc.'s investment which is reasonable for casinos or hotels) would be paid to the Company.

  The New Jersey Act imposes an annual tax of eight percent on gross casino revenues (as defined in the New Jersey Act). In addition, casino licensees are required to invest one and one-quarter percent of gross casino revenues for the purchase of bonds to be issued by the Casino Reinvestment Development Authority or make other approved investments equal to that amount. In the event the investment requirement is not met, the casino licensee is subject to a tax in the amount of two and one-half percent on gross casino revenues. The New Jersey Commission has established fees for the issuance or renewal of casino licenses and casino hotel alcoholic beverage licenses and an annual license fee on each slot machine.

  In addition to compliance with the New Jersey Act and Regulations relating to gaming, any facility built in Atlantic City by MGM Grand Atlantic City, Inc. or any other subsidiary of the Company must comply with the New Jersey and Atlantic City laws and regulations relating to, among other things, the Coastal Area Facilities Review Act, construction of buildings, environmental considerations, and the operation of hotels.

DETROIT PROJECT

 MGM Grand Detroit

  The recently enacted Michigan Gaming Control and Revenue Act (the "Michigan Act") provides that not more than three casinos may be licensed by the State of Michigan ("Michigan") and that they be located only in the City of Detroit ("Detroit"). In November 1997, at the conclusion of a competitive selection process, the Mayor of Detroit, Dennis Archer, designated MGM Grand Detroit, L.L.C. ("MGM Grand Detroit") to develop one of the three authorized hotel and casino complexes. MGM Grand Detroit, Inc., a wholly-owned subsidiary of the Company, will hold a controlling interest in MGM Grand Detroit and plans to provide a majority of the equity capital. A minority interest will be held by Partners Detroit, LLC, a Michigan limited liability company owned by ten individual residents of the Detroit metropolitan area. As planned, the Detroit project is expected to include a 100,000 square foot casino, an 800 room hotel with ballroom, convention and meeting rooms, restaurants, bars, entertainment and retail facilities. The total project cost could exceed $700 million and development could take up to three years following issuance of building permits. On March 12, 1998, MGM Grand Detroit, LLC entered into a development agreement with the City of Detroit and its Economic Development Corporation. The agreement is subject to a number of conditions, including: (i) approval of the development agreement by the Detroit City Council and adoption of an ordinance approving casino gaming; (ii) acquisition by MGM Grand Detroit of a suitable development site; and (iii) a finding by the Michigan Gaming Control Board that MGM Grand Detroit is suitable for licensing. The design, budget and schedule for development of the project are at a preliminary stage, and will be subject to the risks attendant to large-scale projects and may be subject to additional costs and delays beyond preliminary estimates. No assurance can be given that the Company will develop a hotel/casino in Detroit, or if it does, as to its ultimate size, configuration or costs.

 Detroit Market

  An assessment prepared by third party consultants for the Company concludes that the Detroit, Michigan and Windsor, Ontario casino gaming markets are effectively one market, and that aggregate annual revenues of approximately $1.1 billion will be generated by patrons living within 150 miles of downtown Detroit. It is anticipated that the market will be divided among the three casinos to be licensed under the Michigan Act and a fourth casino which is currently under construction in Windsor, Ontario. The Company anticipates that all four casinos will have roughly comparable gaming areas.

 Michigan Government Regulation and Taxation

  The Michigan Act subjects the ownership and operation of casino gaming facilities to extensive state licensing and regulatory requirements. The Michigan Act also authorizes local regulation of casino gaming facilities by Detroit, provided that any such local ordinances regulating casino gaming are consistent with the Michigan Act and rules promulgated to implement it.

  The Michigan Act creates the Michigan Gaming Control Board (the "MGCB") and authorizes it to grant casino licenses to not more than three applicants who have entered into development agreements with Detroit. The MGCB is granted extensive authority to conduct background investigations and determine the suitability of casino license applicants, affiliated companies, officers, directors, or managerial employees of applicants and affiliated companies and persons or entities holding a one percent or greater direct or indirect interest in an applicant or affiliated company. Institutional investors holding less than certain specified amounts of debt or equity securities are exempted from meeting the suitability requirements of the Michigan Act, provided such securities are issued by a publicly traded corporation, such as the Company, and the securities were purchased for investment purposes only and not for the purpose of influencing or affecting the affairs of the issuer.

  The Michigan Act imposes the burden of proof on the applicant for a casino license to establish its suitability to receive and hold the license. The applicant must establish its suitability as to integrity, moral character and reputation, business probity, financial ability and experience, responsibility, and other criteria deemed appropriate by the MGCB. A casino license is valid for a period of one year and the MGCB may refuse to renew it upon a determination that the licensee no longer meets the requirements for licensure.

  The MGCB may, among other things, revoke, suspend or restrict a casino license. Substantial fines or forfeiture of assets for violations of gaming laws or rules may also be levied against a casino licensee. In the event that a casino license is revoked or suspended for more than 120 days, the Michigan Act provides for the appointment of a conservator who, among other things, is required to sell or otherwise transfer the assets of the casino licensee or former licensee to another person or entity who meets the requirements of the Michigan Act for licensure.

  The MGCB recently approved administrative rules (the "Proposed Rules") to implement the terms of the Michigan Act. The Proposed Rules are currently being reviewed by the Governor's Office of Regulatory Reform and the Legislative Services Bureau of the Michigan Legislature for certification. After certification, they were submitted to the Joint Rules Committee of the Michigan Legislature for review and approval. The Proposed Rules are subject to modification at any time prior to their final adoption by the MGCB.

  The Detroit City Council is considering the adoption of an ordinance which would provide for periodic reporting by the three licensed casino operators to the City Council and procedures whereby the City Council would determine compliance by the operators with various commitments made by them in their respective development agreements and report its findings to the MGCB in connection with the annual license renewal process. While the legal effect of any such determination is unclear, it is anticipated that certain material breaches by an operator of its development agreement could ultimately result in revocation or non-renewal of its casino license by the MGCB.

  The Michigan Act effectively provides that each of the three casinos in Detroit shall pay a wagering tax equal to 18% of its adjusted gross receipts, to be paid 8.1% to Michigan and 9.9% to Detroit, a municipal services fee equal to the greater of $4 million or 1.25% of adjusted gross receipts of each casino to be paid to Detroit to defray its cost of hosting casinos and an annual assessment (as adjusted based upon a consumer price index) in the initial amount of approximately $8.3 million to be paid by each casino to Michigan to defray its regulatory enforcement and other casino-related costs. These are in addition to the taxes, fees, and assessments customarily paid by business entities situated in Detroit.

EMPLOYEES

  As of December 31, 1997, the Company and its subsidiaries employed approximately 6,555 full-time equivalent employees at the MGM Grand Las Vegas and its corporate offices. Effective December 1, 1996, MGM Grand Las Vegas and the International Union of Operating Engineers Local 501 finalized a collective bargaining agreement, running through December 1, 2001, covering approximately 90 facilities and maintenance employees. On November 13, 1997, MGM Grand Las Vegas finalized a collective bargaining agreement with the Local Joint Executive Board of Las Vegas, on behalf of the Hotel Employees Restaurant Employee International Union, Local 226 and the Bartenders Union, Local 165 as the exclusive bargaining representative of approximately 2,800 employees, running through December 12, 2000.

  As of December 31, 1997, MGM Grand Australia employed approximately 350 full-time equivalent employees. Hourly employees are covered by collective bargaining agreements.

  As of December 31, 1997, NYNY employed approximately 2,060 full-time equivalent employees; operations of NYNY commenced on January 3, 1997. As of December 31, 1997, approximately 830 of NYNY's employees were covered by collective bargaining agreements.

ITEM 2. PROPERTIES

  The Company's principal executive offices are located at 3799 Las Vegas Boulevard South, Las Vegas, Nevada 89109, where it rents approximately 8,800 square feet from MGM Grand Las Vegas.

  MGM Grand Las Vegas' principal executive offices are also located at 3799 Las Vegas Boulevard South, Las Vegas, Nevada, 89109. Certain other office and warehouse space is leased by MGM Grand Las Vegas consisting of approximately 132,000 square feet located in Las Vegas, Nevada, for an annual rent of approximately $525,000.

  MGM Grand Las Vegas is located on approximately 114 acres on the Strip in Las Vegas, Nevada. The property is subject to a first priority deed of trust securing bank financing of up to $1.25 billion, on which there were no amounts outstanding as of December 31, 1997, which bears interest based on LIBOR or the bank reference rate, and which is due December 2002. The property is also subject to a first priority deed of trust with respect to $500 million in senior collateralized notes (secured on a pari passu basis with the bank financing) issued on February 2, 1998 and February 6, 1998, in tranches of $300 million and $200 million and are due February 1, 2005 and February 6, 2008, respectively.

  In January 1995, the Company contributed an 18-acre site, located at the intersection of the Strip and Tropicana Avenue to the Company's New York-New York joint venture (See Item 1. Business). This property, together with an adjacent two-acre parcel, are subject to a first priority deed of trust securing bank financing up to $285 million, of which $245.1 million was outstanding as of December 31, 1997, and which bears interest based on the bank prime rate, federal funds rate or LIBOR rate, and is due December 2001.

  MGM Grand Australia's principal executive offices are located at Gilruth Avenue, Mindil Beach, Darwin, Northern Territory 0801 Australia. In September 1995, the Company acquired MGM Grand Australia which is located on an 18-acre beach front site on the north central coast of Australia (See Item 1. Business). This property is subject to a first priority deed of trust securing bank financing of up to approximately $58 million, which bears interest based on the Australian bank bill rate and is due December 2000.

ITEM 3. LEGAL PROCEEDINGS

  On April 5, 1996, a lawsuit was filed in the Superior Court of California, County of Los Angeles by Sheldon Gordon and Randy Brant against the Company. The suit alleges that the Company breached an oral joint venture agreement to have real estate developers Gordon/Brant design and develop a retail and entertainment center at the portion of MGM Grand Las Vegas which fronts the Strip. Plaintiffs claim the alleged oral agreement was formed on essentially the terms set forth in an earlier letter which provided it could not be relied upon for any reason, and that no binding agreement would exist until an Operating Agreement had been duly executed by the Company. They are suing for $350,000 in costs advanced in anticipation of the project being constructed, as well as damages of approximately $100 million from lost profits that would have resulted upon completion, and damage to their reputations. Management believes that the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial condition or results of operations. On July 8, 1996, the jurisdiction of the lawsuit was transferred to the U.S. District Court for the District of Nevada. On June 13, 1997, the Company filed a motion for summary judgment on the grounds that no enforceable contract exists between the parties. As of December 31, 1997, the motion for summary judgment still was pending before the court.

  A subsidiary of the Company is a defendant in an adversary proceeding against MGM Dist. Inc., (formerly MGM Desert Inn, Inc.), pending in the United States Bankruptcy Court for the Central District of California. The adversary complaint, which was filed on December 12, 1997, alleges that the debtor, Ken Mizuno, transferred approximately $1.1 million to MGM Desert Inn, Inc. in 1988 and 1989, in payment of casino debts of various individuals. The complaint alleges these transfers were fraudulent conveyances and seeks damages against the Company in an amount not less than approximately $1.1 million. The Company answered the complaint on January 30, 1998, denying the allegations thereof and asserting the complaint failed to state a claim upon which relief could be granted. Also on January 30, 1998, the Company filed a motion to transfer venue to the United States Bankruptcy Court in the District of Nevada. On February 12, 1998, the Plaintiff indicated his intent to file an amended adversary complaint asserting that Mr. Mizuno's payment of his own casino debt at the Desert Inn in the approximate amount of $20 million also constituted a fraudulent conveyance. The Company intends to vigorously defend this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

  J. TERRENCE LANNI (age 55) has served as Chairman of the Company since July 1995, Chairman of the Executive Committee and Chief Executive Officer of the Company since June 1995. He also served as President of the Company from June 1995 to July 1995. Prior thereto, he was President and Chief Operating Officer of Caesars World, Inc. from April 1981 to February 1995.

  ALEX YEMENIDJIAN (age 42) has served as President of the Company since July 1995, as Chief Operating Officer of the Company since June 1995, and as Chief Financial Officer of the Company from May 1994 to January 1998. He also served as Executive Vice President of the Company from June 1992 to July 1995, as Chairman of the Executive Committee of the Company from January 1991 to June 1992, and as President and Chief Operating Officer of the Company from March 1990 to January 1991. He also served as an executive of Tracinda from January 1990 to January 1997.

  FRED BENNINGER (age 81) has served as Vice Chairman of the Board of the Company since April 1995. He was Chairman of the Board of the Company from August 1987 to April 1995. He also served as President of the Company from August 1987 to March 1990 and as Chief Executive Officer of the Company from August 1987 to January 1991.

  JAMES J. MURREN (age 36) has served as Executive Vice President and Chief Financial Officer of the Company since January 1998. For the five years prior thereto, most recently serving as Managing Director and Co-Director of research for Deutsche Morgan Grenfell.

  SCOTT LANGSNER (age 44) has served as Secretary/Treasurer of the Company since July 1987.

  EDWARD J. JENKINS (age 53) has served as Vice President of the Company since October 1995. From July 1992 to October 1995, he served as Vice President, Security, for Caesars World, Inc. He previously was a 30-year veteran of the FBI, holding various management positions at Bureau offices throughout the United States.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is listed on the New York Stock Exchange. For price information with respect to such Common Stock, see Exhibit 13 hereto, which is incorporated herein by this reference.

        As of March 12, 1998, there were approximately 3,063 record holders of the Company's Common Stock.

        The Company has not paid any dividends to date on the Common Stock. The declaration of dividends (which is within the discretion of the Company's Board of Directors) will depend on the earnings, financial position and capital requirements of the Company and other relevant factors existing at the time. See Exhibit 13 hereto, which is incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA

        The information is set forth in Exhibit 13 hereto, which is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information is set forth in Exhibit 13 hereto, which is incorporated herein by this reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated balance sheets as of December 31, 1997 and 1996 and the consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997, together with the Report of Independent Public Accountants, are contained in Exhibit 13 hereto and are incorporated herein by this reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The financial statements for the Company are set forth in Exhibit 13 hereto, which are incorporated herein by this reference. The financial schedule listed in the accompanying Index to Financial Statements at page 22 herein is filed as part of this Form 10-K.

         (b) Form 8-K filed on February 23, 1998.

         (c) Exhibits.

         The exhibits listed in the accompanying Exhibit Index on Pages 25-26 are filed as part of this Form 10-K.

         (d) The financial statements for the Company's Unconsolidated Affiliate are set forth in Exhibit 99 hereto and incorporated herein by this reference.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MGM GRAND, INC.

                                          By:     /s/ J. Terrence Lanni
                                            -----------------------------------
                                                     J. Terrence Lanni
                                               Chairman and Chief Executive
                                                          Officer
                                               (Principal Executive Officer)

                                          By:     /s/ Alex Yemenidjian
                                            -----------------------------------
                                                      Alex Yemenidjian
                                               President and Chief Operating
                                                          Officer

Dated: March 27, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

      /s/ J. Terrence Lanni          Chairman of the Board, Chief  March 27, 1998
____________________________________  Executive Officer, and
         J. Terrence Lanni            Director

      /s/ Alex Yemenidjian           President, Chief Operating    March 27, 1998
____________________________________  Officer, and Director
          Alex Yemenidjian

       /s/ Fred Benninger            Vice-Chairman of the Board    March 27, 1998
____________________________________
           Fred Benninger

       /s/ James J. Murren           Executive Vice President,     March 27, 1998
____________________________________  Chief Financial Officer,
          James J. Murren             and Director

       /s/ James D. Aljian           Director                      March 27, 1998
____________________________________
          James D. Aljian

    /s/ Terry N. Christensen         Director                      March 27, 1998
____________________________________
        Terry N. Christensen

                                     Director                      March   , 1998
____________________________________
          Glenn A. Cramer


             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

                                     Director                      March   , 1998
____________________________________
          Willie D. Davis

                                     Director                      March   , 1998
____________________________________
       Alexander M. Haig, Jr.

                                     Director                      March   , 1998
____________________________________
           Kirk Kerkorian

                                     Director                      March   , 1998
____________________________________
          Frank G. Mancuso

                                     Director                      March   , 1998
____________________________________
          Walter M. Sharp

       /s/ Jerome B. York            Director                      March 27, 1998
____________________________________
           Jerome B. York

                         INDEX TO FINANCIAL STATEMENTS
                                  (ITEM 14(a))

                                                                       FORM 10-K
                                                                         PAGE
                                                                       ---------
Schedule II--Valuation and Qualifying Accounts........................     24

  All other schedules have been omitted either as inapplicable or not required under the instructions contained in Regulation S-X, or because the information is included in the financial statements or the notes thereto.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To The Board of Directors and Stockholders of MGM Grand, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in MGM Grand, Inc.'s Annual Report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule II as shown on page 24 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          Arthur Andersen LLP

Las Vegas, Nevada
January 28, 1998

                        MGM GRAND, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)

                                                   ADDITIONS
                                                    CHARGED
                                        BALANCE AT TO COSTS  AMOUNTS  BALANCE
                                        BEGINNING     AND    WRITTEN  AT END
              DESCRIPTION               OF PERIOD  EXPENSES    OFF   OF PERIOD
              -----------               ---------- --------- ------- ---------
FOR THE YEAR ENDED DECEMBER 31, 1997:
 Allowance for doubtful accounts and
 discounts.............................  $35,432    $31,814  $40,223  $27,023
                                         =======    =======  =======  =======
FOR THE YEAR ENDED DECEMBER 31, 1996:
 Allowance for doubtful accounts and
 discounts.............................  $33,072    $38,635  $36,275  $35,432
                                         =======    =======  =======  =======
FOR THE YEAR ENDED DECEMBER 31, 1995:
 Allowance for doubtful accounts and
 discounts.............................  $17,624    $57,683  $42,235  $33,072
                                         =======    =======  =======  =======

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------                               -----------
   3(1)    Certificate of Incorporation of Company, as amended (incorporated by reference to Exhibit 3(1) to Registration Statement No. 33-3305).
   3(a)    Amendment to Certificate of Incorporation dated July 17, 1997.
   3(2)    Bylaws of Company, as amended (incorporated by reference to Exhibit
            3(2) to Registration Statement No. 33-30337).
   4(1)    Indenture, dated as of February 2, 1998, among the Company, as issuer, the Guarantor Parties thereto, as guarantors, and PNC Bank,
            National Association, as Trustee (incorporated by reference to
            Exhibit 4(1) to the Company's Current Report on Form 8-K, dated
            February 23, 1998 (the "Form 8-K")).
   4(2)    Schedule setting forth material details of the Indenture, among MGM
            Grand, Inc., as Issuer, the Guarantors Parties thereto and U.S.
            Trust Company of California, N.A., dated as of February 6, 1998
            (incorporated by reference to Exhibit 4(2) to the Form 8-K).
 *10(1)    MGM Grand, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10(1) to the Company's Annual Report on Form
            10-K for the fiscal year ended December 31, 1996 (the "1996 10-
            K")).
 *10(2)    MGM Grand, Inc. Incentive Stock Option Plan (incorporated by reference to Exhibit 10(2) to the 1996 10-K).
  10(3)    Amended and Restated Loan Agreement, dated as of July 17, 1997, between the Company, as Borrower, MGM Grand Atlantic City, Inc., as
            Co-Borrower, Bank of America NT&SA, as Administrative Agent, and
            the banks named therein (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K dated July 23, 1997).
  10(3)(a) Amendment No. 1 to Amended and Restated Loan Agreement.
  10(3)(b) Amendment No. 2 to Amended and Restated Loan Agreement.
 *10(4)    Letter Agreements, dated January 3, 1991 and February 9, 1993, between the Company and Alex Yemenidjian (incorporated by reference to Exhibit 10(19) of the Company's Annual Report on Form 10-K for
            the fiscal year ended December 31, 1992 (the "1992 10-K")).
 *10(5)    Letter Agreement, dated February 9, 1993, between the Company and
            Fred Benninger (incorporated by reference to Exhibit 10(20) of the
            1992 10-K).
  10(6)    Operating Agreement of New York-New York Hotel, LLC by and between
            MGM Grand, Inc. and PRMA Las Vegas, Inc. dated as of December 26,
            1994 (incorporated by reference to Exhibit 10(16) to the Company's
            Annual Report on Form 10-K for the fiscal year ended December 31,
            1994 (the "1994 10-K")).
  10(7)    Contribution Agreement with Joint Escrow instructions by and among
            PRMA Las Vegas, Inc. and the Company and New York-New York Hotel,
            LLC dated as of December 26, 1994 (incorporated by reference to the
            1994 Form 10-K).
  10(8)    Construction/Revolving Loan Agreement dated as of September 15, 1995 among New York-New York Hotel, LLC and the banks named therein
            (incorporated by reference to Exhibit 10(18) to the Company's
            Annual Report on Form 10-K for the fiscal year ended December 31,
            1995 (the "1995 10-K")).
  10(9)    Completion Guaranty dated as of September 15, 1995 by the Company and Primadonna Resorts, Inc. (incorporated by reference to Exhibit
            10(19) to the 1995 10-K).
  10(10)   Keep Well Agreement dated as of September 15, 1995 by the Company and Primadonna Resorts, Inc. (incorporated by reference to Exhibit
            10(20) to the 1995 10-K).

 EXHIBIT
  NUMBER                               DESCRIPTION
 -------                               -----------
   10(11) Agreement for Purchase of Shares between MGM Grand Australia PTY LTD
           ("MGM Grand Australia"), the Company and the Vendors (as defined therein) dated as of June 30, 1995 (incorporated by reference to
           Exhibit 10(21) to the 1995 10-K).
   10(12) Loan Agreement between MGM Grand Australia and the banks named therein dated September 6, 1995 (incorporated by reference to
           Exhibit 10(22) to the 1995 10-K).
   10(13) MGM Grand, Inc. Continuing Guaranty dated as of September 1, 1995
           (incorporated by reference to Exhibit 10(23) to the 1995 10-K).
   10(14) Option Deed dated as of June 30, 1995 between the Shareholders named therein, the Company and the persons named therein (incorporated by reference to Exhibit 10(24) to the 1995 10-K).
  *10(26) Letter Agreement dated April 13, 1995 between the Company and J.
           Terrence Lanni (incorporated by reference to Exhibit 10(26) to the
           1995 10-K).
  *10(27) Letter Agreement dated October 10, 1995 between the Company and
           Edward Jenkins (incorporated by reference to Exhibit 10(27) to the
           1996 10-K).
  *10(28) MGM Grand, Inc. 1997 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
           Form S-8 (File No. 333-42729) (the "Form S-8")).
  *10(29) MGM Grand, Inc. 1997 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Form S-8).
  *10(30) Annual Performance Based Incentive Plan for Executive Officers
           (incorporated by reference to Appendix 1 to the Company's Proxy
           Statement dated March 28, 1997).
  *10(31) Letter Agreement dated April 22, 1997, between the Company and
           Alejandro Yemenidjian.
  *10(32) Letter Agreement dated January 16, 1998, between the Company and
           James Murren.
   13     Portions of the Company's 1997 Annual Report to Stockholders.
   21     List of Subsidiaries.
   23(1)  Consent of Independent Public Accountants.
   27     Financial Data Schedule for period ending December 31st.
   27(1)  Financial Data Schedule for period ending September 30th.
   27(2)  Financial Data Schedule for period ending June 30th.
   27(3)  Financial Data Schedule for period ending March 31st.
   99     Unconsolidated Affiliate Financial Statements.

--------
* Management contract or compensatory plan.