Form 10-Q
period 1998-03-31
MGM GRAND INC
filed 1998-05-14
CIK 789570

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                               --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from        -       to       -
                               --------------    --------------

Commission File Number: 0-16760
                        -------
                                MGM GRAND, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      88-0215232
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


3799 Las Vegas Boulevard South, Las Vegas, Nevada               89109
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at May 8, 1998
           -----                             --------------------------
Common Stock, $.01 par value                      58,000,280 shares

                       MGM GRAND, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                   I N D E X

                                                                                              Page No.
                                                                                              --------
PART I.     FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Condensed Consolidated Statements of Operations for the Three Months Ended
             March 31, 1998 and March 31, 1997...............................................     1

             Condensed Consolidated Balance Sheets at March 31, 1998 and
             December 31, 1997...............................................................     2

             Condensed Consolidated Statements of Cash Flows for the Three Months Ended
             March 31, 1998 and March 31, 1997...............................................     3

             Notes to Condensed Consolidated Financial Statements............................     4-9

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................................     10-13

PART II.  OTHER INFORMATION

   Item 6.   Exhibits and Reports on 8-K.....................................................     14

             Signatures......................................................................     15

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                             1998         1997
                                                           -------      --------
REVENUES:
  Casino                                                   $ 95,722     $107,096
  Room                                                       40,749       43,336
  Food and beverage                                          24,983       21,569
  Entertainment, retail and other                            23,947       25,874
  Income from unconsolidated affiliate                       10,209       14,722
                                                           --------     --------
                                                            195,610      212,597
  Less promotional allowances                                15,763       15,099
                                                           --------     --------
                                                            179,847      197,498
                                                           --------     --------

EXPENSES:
  Casino                                                     54,600       53,157
  Room                                                       11,373       11,116
  Food and beverage                                          15,533       12,239
  Entertainment, retail and other                            18,117       18,642
  Provision for doubtful accounts and discounts               8,187        8,413
  General and administrative                                 24,524       25,435
  Depreciation and amortization                              16,904       15,458
                                                           --------     --------
                                                            149,238      144,460
                                                           --------     --------

OPERATING PROFIT BEFORE CORPORATE EXPENSE                    30,609       53,038

CORPORATE EXPENSE                                             2,451        1,489
                                                           --------     --------
OPERATING INCOME                                             28,158       51,549
                                                           --------     --------

OTHER INCOME (EXPENSE):
  Interest Income                                             3,797          199
  Interest expense, net of amounts capitalized               (3,772)        (974)
  Interest expense from unconsolidated affiliate             (2,171)      (2,465)
  Other, net                                                   (603)        (232)
                                                           --------     --------
                                                             (2,749)      (3,472)
                                                           --------     --------

INCOME BEFORE PROVISION FOR INCOME TAXES                     25,409       48,077
  Provision for income taxes                                 (9,147)     (17,927)
                                                           --------     --------
NET INCOME                                                 $ 16,262     $ 30,150
                                                           ========     ========

PER SHARE OF COMMON STOCK:
  Basic:
  Net income per share                                     $   0.28     $   0.52
                                                           ========     ========

  Weighted Average Shares Outstanding (000's)                57,990       57,836
                                                           ========     ========

  Diluted:
  Net income per share                                     $   0.28         0.51
                                                           ========     ========

  Weighted Average Shares Outstanding (000's)                58,775       58,772
                                                           ========     ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                       MGM GRAND, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (Unaudited)

                                             ASSETS
                                                           March 31,             December 31,
                                                             1998                    1997
                                                          ----------             ------------
CURRENT ASSETS:
  Cash and cash equivalents                               $  437,333               $   34,606
  Accounts receivable, net                                    47,747                   78,977
  Prepaid expenses and other                                  11,645                   10,452
  Inventories                                                 13,882                   16,462
  Deferred tax asset                                          28,986                   30,294
                                                          ----------               ----------
    Total current assets                                     539,593                  170,791
                                                          ----------               ----------

PROPERTY AND EQUIPMENT, NET                                1,122,017                1,032,708

OTHER ASSETS:
  Investments in unconsolidated affiliates                   115,951                  108,121
  Excess of purchase price over fair market value
   of net assets acquired, net                                38,342                   38,598
  Deposits and other assets, net                              56,356                   48,156
                                                          ----------               ----------
    Total other assets                                       210,649                  194,875
                                                          ----------               ----------

                                                          $1,872,259               $1,398,374
                                                          ==========               ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                        $   18,323               $   20,484
  Construction payable                                        28,786                   33,376
  Current obligation, capital leases                           5,935                    6,088
  Current obligation, long term debt                          11,606                   10,589
  Accrued interest on long term debt                           5,441                        -
  Other accrued liabilities                                   70,604                  110,953
                                                          ----------               ----------
    Total current liabilities                                140,695                  181,490
                                                          ----------               ----------

DEFERRED REVENUES                                              5,721                    4,743
DEFERRED INCOME TAXES                                         60,099                   58,831
LONG TERM OBLIGATION, CAPITAL LEASES                           3,937                    4,447
LONG TERM DEBT                                               544,559                   47,241
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock ($.01 par value, 75,000,000 shares
   authorized, 58,000,280 and 57,984,873 shares
   issued and outstanding)                                       580                      580
  Capital in excess of par value                             966,953                  966,487
  Retained earnings                                          140,501                  124,239
  Other comprehensive income                                   9,214                   10,316
                                                          ----------               ----------
    Total stockholders' equity                             1,117,248                1,101,622
                                                          ----------               ----------

                                                          $1,872,259               $1,398,374
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

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                              ----------------------
                                                                                 1998         1997
                                                                              ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                  $  16,262     $ 30,150
  Adjustments to reconcile net income to net cash from
   operating activities:
    Depreciation and amortization                                                16,942       15,493
    Amortization of debt offering costs                                             377          431
    Provision for doubtful accounts and discounts                                 8,187        8,413
    Earnings in excess of distributions-unconsolidated affiliate                 (8,038)     (12,257)
    Change in assets and liabilities:
      Accounts receivable                                                        23,043       25,116
      Inventories                                                                 2,339         (342)
      Prepaid expenses and other                                                 (1,193)       1,135
      Income taxes payable and deferred income taxes                              2,575       (8,493)
      Accounts payable, accrued liabilities and other                           (36,754)     (50,069)
      Currency translation adjustment                                               (71)          48
                                                                              ---------     --------
        Net cash from operating activities                                       23,669        9,625
                                                                              ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                          (104,092)     (23,760)
  Disposition of property and equipment, net                                        402          113
  Investments in unconsolidated affiliates                                            -       (7,160)
  Change in construction payables                                                (4,590)         (45)
  Change in deposits and other assets, net                                      (10,434)      (8,503)
                                                                              ---------     --------
        Net cash from investing activities                                     (118,714)     (39,355)
                                                                              ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments to banks and others                                                 (2,694)      (3,192)
  Issuance of long term debt                                                    500,000            -
  Borrowings under bank line of credit                                           31,000       15,000
  Repayments of bank line of credit                                             (31,000)           -
  Issuance of common stock                                                          466        1,883
                                                                              ---------     --------
        Net cash from financing activities                                      497,772       13,691
                                                                              ---------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            402,727      (16,039)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 34,606       61,412
                                                                              ---------     --------
CASH AND CASH EQUIVALENTS AS END OF PERIOD                                    $ 437,333     $ 45,373
                                                                              =========     ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 1.   ORGANIZATION AND BASIS OF PRESENTATION

          MGM Grand, Inc. (the "Company") is a Delaware corporation, incorporated on January 29, 1986. As of March 31, 1998, approximately 62.5% of the outstanding shares of the Company's common stock were owned by Kirk Kerkorian and Tracinda Corporation ("Tracinda"), a Nevada corporation wholly-owned by Kirk Kerkorian.

          Through its wholly-owned subsidiary, MGM Grand Hotel, Inc., the Company owns and operates MGM Grand Hotel/Casino ("MGM Grand Las Vegas"), a hotel/casino and entertainment complex in Las Vegas, Nevada.

          Through its wholly-owned subsidiary, MGM Grand Australia Pty Ltd., the Company owns and operates the MGM Grand Hotel/Casino in Darwin, Australia ("MGM Grand Australia").

          The Company and Primadonna Resorts, Inc. ("Primadonna") each owns 50% of New York-New York Hotel and Casino, LLC ("NYNY LLC"), which completed development of the $460 million themed destination resort called New York-New York Hotel and Casino ("NYNY") in Las Vegas, Nevada in December 1996. NYNY commenced operations on January 3, 1997, and is located on approximately 20 acres at the northwest corner of Tropicana Avenue and Las Vegas Boulevard, across from MGM Grand Las Vegas.

          Through its wholly-owned subsidiary, MGM Grand South Africa, Inc., the Company manages two casinos in the Mpumalanga Province of the Republic of South Africa. The casino in Nelspruit began operations on October 15, 1997, while the casino in Witbank began operations on March 10, 1998. The Company receives development and management fees from its partner, Tsogo Sun Gaming & Entertainment, who is responsible for providing all project costs.

          Through its wholly-owned subsidiary, MGM Grand Detroit, Inc., the Company and its local partners in Detroit, Michigan, formed MGM Grand Detroit, LLC ("MGM Grand Detroit") to develop a hotel/casino and entertainment complex at a minimum approximate cost of $700 million. On November 20, 1997, MGM Grand Detroit was chosen as a finalist for a development agreement to construct, own and operate one of Detroit's three new casinos. On April 9, 1998, the Detroit City Council approved MGM Grand Detroit's development agreement with the City. Construction of the project is subject to the receipt of various governmental approvals. The plans for MGM Grand Detroit call for an 800-room hotel, a 100,000-square-foot casino, signature restaurants and retail outlets, a showroom and other entertainment venues.

          Through its wholly-owned subsidiary, MGM Grand Atlantic City, Inc., the Company intends to construct, own and operate a destination resort hotel/casino, entertainment and retail facility in Atlantic City, New Jersey, at a minimum approximate cost of $700 million, on approximately 35 acres of land on the Atlantic City Boardwalk. Construction of the project is subject to the receipt of various governmental approvals. On July 24, 1996, the Company was found suitable for licensing by the New Jersey Casino Control Commission.

          Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1997 Annual Report included on Form 10-K.

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     NOTE 1.   ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

          In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998, and the results of operations for the three month periods ended March 31, 1998 and 1997. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

          Recently issued Statement of Position - In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-up Activities." The new standard requires that all companies expense costs of start-up activities as those costs are incurred. The term "start-up" includes pre-opening, pre-operating and organization activities. Previously, the company had capitalized these items until the property opened at which time these cumulative costs would be expensed. As of March 31, 1998, the Company capitalized "start-up" costs of $.6 million related to Atlantic City. The Company will adopt SOP 98-5 in the first quarter of fiscal year 1999.

          Certain reclassifications have been made to prior period financial statements to conform with the 1998 presentation, which have no effect on previously reported net income.


     NOTE 2.   STATEMENTS OF CASH FLOWS

          For the three months ended March 31, 1998 and 1997, cash payments made for interest were $1.6 million and $2.0 million, respectively.

          No cash payments were made for state and federal taxes for the three months ended March 31, 1998. Cash payments made for state and federal taxes for the three months ended March 31, 1997 were $25 million.


     NOTE 3.   LONG TERM DEBT AND NOTES PAYABLE

     Long term debt consisted of the following (in thousands):

                                                                      March 31,        December 31,
                                                                        1998               1997
                                                                      ---------        ------------
     Australian Hotel/Casino Loan, due December 1, 2000                $ 56,165          $ 57,830
     6.95% Senior Collateralized Notes, due February 1, 2005            300,000                 -
     6.875% Senior Collateralized Notes, due February 6, 2008           200,000                 -
     Bank Credit Facility                                                     -                 -
                                                                       --------        ------------
                                                                        556,165            57,830
     Less: Current Maturities                                           (11,606)          (10,589)
                                                                       --------        ------------
                                                                       $544,559          $ 47,241
                                                                       ========        ============

          Total interest incurred for the first three months of 1998 and 1997 was $7.5 million and $2.5 million, respectively, of which $3.7 million and $1.5 million were capitalized in the 1998 and 1997 periods, respectively. During the first three months of 1998 and 1997, the Company recognized interest expense from its unconsolidated affiliate of $2.2 million and $2.5 million, respectively.

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


     NOTE 3.   LONG TERM DEBT AND NOTES PAYABLE (CONTINUED)

          On July 1, 1996, the Company secured a $500 million Senior Reducing Revolving Credit Facility with BA Securities (the "Facility"), an affiliate of Bank of America NT&SA. In August 1996, the Facility was increased to $600 million. In July 1997, the Facility was amended, extended and increased to $1.25 billion (the "New Facility"), with provisions to allow an increase of the New Facility to $1.5 billion as well as to allow additional pari passu debt financing up to $500 million. As a result of the New Facility, the Company recognized an extraordinary loss of approximately $4.2 million, net of tax benefits, of unamortized debt costs from the Facility during the third quarter of 1997. The New Facility contains various restrictive covenants on the Company which include the maintenance of certain financial ratios and limitations on additional debt, dividends, capital expenditures and disposition of assets. The New Facility also restricts certain acquisitions and similar transactions. Interest on the New Facility is based on the bank reference rate or Eurodollar rate. The New Facility matures in December 2002, with the opportunity to extend the maturity for successive one year periods. During the three months ended March 31, 1998, $31 million was drawn down and repaid against the New Facility, and no amounts remained outstanding as of March 31, 1998.

          The Company filed a Shelf Registration Statement with the Securities and Exchange Commission which became effective on August 4, 1997. The Shelf Registration Statement allows the Company to issue up to $600 million of debt and equity securities. On February 2 and February 6, 1998, the Company completed public offerings totaling $500 million of Senior Collateralized Notes in tranches of 7 and 10 years. The 7-year tranche of $300 million carries a coupon of 6.95%, while the 10-year tranche of $200 million carries a coupon of 6.875%. Both tranches are initially secured equally and ratably with the New Facility, and the security may be removed equally with the New Facility at the Company's option upon the occurrence of certain events, including the maintenance of investment grade ratings.

          The Australian bank facility originally provided a total availability of approximately $69.6 million (AUD $105 million), which has been reduced by principal payments totaling $14.5 million (AUD $20.3 million) made in accordance with the terms of the bank facility, including $2.7 million (AUD $4.1 million) during the three months ended March 31, 1998. As of March 31, 1998, $56.2 million (AUD $84.7 million) remained outstanding. The bank facility includes funding for general corporate purposes. Interest on the bank facility is based on the Australian Bank Bill rate. The indebtedness, which matures in December 2000, has been wholly guaranteed by the Company.

          MGM Grand Australia has a $13.3 million (AUD $20 million) uncommitted standby line of credit, with a funding period of 91 days for working capital purposes. No amount was outstanding during the three months ended March 31, 1998 and December 31, 1997.

          Upon commencement of operations of NYNY on January 3, 1997 (see Note
     1), the $285 million non-revolving construction line of credit converted to a five-year reducing revolver. The Company and Primadonna (the "Partners") have executed a joint and several unlimited Keep-Well Agreement, which provides that in the event of insufficient cash flow from NYNY to comply with financial covenants, the Partners will make cash infusions which are sufficient to bring NYNY LLC into compliance with the financial covenants. During the first three months of 1998, $17.6

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)


     NOTE 3.  LONG TERM DEBT AND NOTES PAYABLE (CONTINUED)

     million in voluntary principal repayments were made by NYNY LLC. As of March 31, 1998 and December 31, 1997, a total of $227.5 million and $245.1 million was outstanding, respectively. On January 21, 1997, NYNY LLC completed an additional $20 million equipment financing with a financial institution. As of March 31, 1998 and December 31, 1997, $16.7 million and $17.5 million were outstanding related to the equipment financing, respectively.


     NOTE 4.  ISSUANCE OF COMMON STOCK

          On May 7, 1996, the Company made a commitment to grant 15 shares of Company Common Stock to each of its employees in exchange for continued active employment through the one year anniversary date of the commitment. As a result of the stock grant commitment, deferred compensation was charged to stockholders' equity and amortized monthly to compensation expense over the one year commitment period. On May 7, 1997, 99,045 shares were issued to employees as a result of the commitment. Over the life of the commitment, approximately $4 million was amortized to expense, of which $.9 million of such expense was recognized during the three months ended March 31, 1997.

          On May 24, 1995, and as amended, the Company entered into an agreement with Don King Productions, Inc. ("DKP"), to present six of Mike Tyson's fights. Pursuant to the agreement, the Company made a non-interest bearing working capital advance of $15 million to DKP, sold to DKP 618,557 treasury shares of the Company's Common Stock (the "Shares") for $15 million in exchange for a non-interest bearing promissory note which was repaid, and provided a guaranteed future share price of $48.50. The original agreement was amended by a Trust Agreement dated October 23, 1996, in which the Shares were placed in the name of, and held by, an independent trustee, pending disposition at the direction of the Company. The Company and DKP determined to terminate the agreement, and on September 25, 1997, after solicitation of competitive bids, the Shares held by the Trustee were sold to Tracinda at the price of $44.50 per share for an aggregate consideration of $27.5 million, the Company was repaid the $15 million working capital advance and the remaining consideration in the amount of $12.5 million was paid to DKP. As a result of this transaction, the Company reversed approximately $5.9 million of previously expensed stock price guarantee amortization during 1997.


     NOTE 5.  COMPREHENSIVE INCOME

          Statement of Financial Accounting Standards No. 130, ("SFAS 130") "Reporting Comprehensive Income", requires that the Company disclose comprehensive income and its components. The objective of SFAS 130 is to report a measure of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive income is the total of net income and all other non-stockholder changes in equity ("Other Comprehensive Income").

          The Company has recorded currency translation adjustments as Other Comprehensive Income in the accompanying financial statements. Comprehensive income is calculated as follows (in thousands):

                       MGM GRAND, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     NOTE 5.  COMPREHENSIVE INCOME (CONTINUED)

                                             For Three Months Ended March 31,
                                              1998                    1997
                                             -------                 -------
     Net income                              $16,262                 $30,150
     Currency translation adjustment          (1,102)                  1,133
                                             -------                 -------
     Comprehensive income                    $15,160                 $31,283
                                             =======                 =======

     NOTE 6.  EARNINGS PER SHARE

          The Company calculates earnings per share ("EPS") in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 presents two EPS calculations: (i) basic earnings per common share which is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented, and (ii) diluted earnings per common share which is determined on the assumptions that options issued to employees are exercised and repurchased at the average price for the periods presented (in thousands except per share amounts):

                                                     Three Months Ended
                                                          March 31,
                                                  ------------------------
                                                    1998             1997
                                                  -------          -------
     Net Income                                   $16,262          $30,150
                                                  =======          =======

     Weighted Average Basic Shares                 57,990           57,836
                                                  =======          =======

     Basic Earnings per Share                     $  0.28          $  0.52
                                                  =======          =======

     Weighted Average Diluted Shares               58,775           58,772
                                                  =======          =======

     Diluted Earnings per Share                   $  0.28          $  0.51
                                                  =======          =======

     Weighted average diluted shares include the following: options to purchase 785,000 and 858,000 shares issued to employees for the three month periods ended March 31, 1998 and 1997, respectively, and 78,000 employee grant shares (see Note 4) for the period ended March 31, 1997.


     NOTE 7.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

          On December 28, 1994, the Company and Primadonna formed a joint venture to construct, own and operate the New York-New York Hotel and Casino (see Note 1). The hotel/casino opened to the public on January 3, 1997. The Company holds a 50% interest in the joint venture. The Company has contributed land on which the property is located and cash totaling $70.7 million. The joint venture secured bank financing of $285 million and term loan financing of $20 million (see Note 3), and the joint venture Partners' executed a Keep-Well Agreement in conjunction with the financing.

                       MGM GRAND, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7.  INVESTMENT IN UNCONSOLIDATED AFFILIATE (CONTINUED)

     Summary condensed financial information for New York-New York Hotel and Casino, LLC is as follows (In thousands):

                                       Three Months Ended March 31,
                                         1998               1997
                                       --------          --------
     Net Revenues                      $ 54,035          $ 67,868
                                       ========          ========
     Operating Income                  $ 20,406          $ 29,261
                                       ========          ========
     Interest Expense, net             $  4,342          $  4,930
                                       ========          ========
     Net Income                        $ 16,064          $ 24,331
                                       ========          ========

                                         As of            As of
                                    March 31, 1998  December 31, 1997
                                    --------------  -----------------
     Total Assets                      $467,444          $470,252
                                       ========          ========
     Long-term Debt                    $241,813          $246,403
                                       ========          ========
     Members' Equity                   $199,414          $183,350
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

                                                          (in thousands)
                                                        Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                       1998            1997
                                                     --------        --------
     Net Revenues:
       MGM Grand Las Vegas                           $161,613        $175,295
       MGM Grand Australia                              7,525           7,766
       MGM Grand South Africa                             672               -
       Income from unconsolidated affiliate            10,209          14,722
       Eliminations and other                            (172)           (285)
                                                     --------        --------
                                                     $179,847        $197,498
                                                     ========        ========

     Operating profit (loss):
       MGM Grand Las Vegas                           $ 18,885        $ 38,574
       MGM Grand Australia                              1,233            (258)
       MGM Grand South Africa                             282               -
       Income from unconsolidated affiliate            10,209          14,722
                                                     --------        --------
                                                       30,609          53,038

     Corporate expense                                 (2,451)         (1,489)
                                                     --------        --------
     Operating income                                  28,158          51,549

     Interest income                                    3,797             199
     Interest expense, net of amounts capitalized      (3,772)           (974)
     Interest expense - unconsolidated affiliate       (2,171)         (2,465)
     Other, net                                          (603)           (232)
                                                     --------        --------
     Income before provision for income taxes          25,409          48,077

       Provision for income taxes                      (9,147)        (17,927)
                                                     --------        --------

     Net income                                      $ 16,262        $ 30,150
                                                     ========        ========

                       MGM GRAND, INC. AND SUBSIDIARIES


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     QUARTER VERSUS QUARTER

          Net revenues for the first quarter of 1998 were $179.8 million, representing a decrease of $17.7 million (9.0%) when compared with $197.5 million during the same period last year. The decrease in net revenues was largely due to lower casino revenue and lower earnings from the Company's 50% ownership in NYNY (see Note 1).

          Consolidated casino revenues for the first quarter of 1998 were $95.7 million, representing a decrease of $11.4 million (10.6%) when compared with $107.1 million during the same period in the prior year. MGM GRAND LAS VEGAS casino revenues were $89.6 million, representing a decrease of $11.3 million (11.2%) when compared with $100.9 million during the same period in the prior year. The reduction in casino revenues at MGM Grand Las Vegas was a result of lower table game and baccarat win percentages, as well as lower baccarat volume. MGM GRAND AUSTRALIA reported casino revenues of $6.1 million which was flat overall when compared with the same period in the prior year, primarily reflecting lower volume and win percentages in table games offset by an increase in slot win.

          Consolidated room revenues were $40.7 million for the first quarter of 1998 compared with $43.3 million in the prior year's first quarter, representing a decrease of $2.6 million (6.0%). MGM GRAND LAS VEGAS room revenues were $40.4 million representing a decrease of $2.6 million (6.0%) when compared with $43 million in the same period of the prior year. The decrease was primarily due to a lower occupancy of 90.5% for the first quarter of 1998 when compared with 92.1% in the same period of the prior year, and a decrease in the average room rate for the first quarter to $100 from $104 for the 1997 first quarter. MGM GRAND AUSTRALIA room revenues were flat quarter over quarter.

          Consolidated food and beverage revenues were $25 million in the first quarter of 1998, representing an increase of $3.4 million (15.7%) when compared with $21.6 million in the first quarter of the prior year. The increase was attributable to MGM GRAND LAS VEGAS which had food and beverage revenues of $23.7 million during the first quarter of 1998, an increase of $3.7 million (18.5%) when compared with $20 million in the first quarter of 1997. This increase resulted from the Company's decision to operate the Studio Cafe coffee shop which during the 1997 period had been a leased facility until March 1997, and the opening of the Studio 54 night club in late December 1997. MGM GRAND AUSTRALIA reported food and beverage revenues of $1.3 million, representing a decrease of $.3 million (18.8%) when compared with $1.6 million during the same period in the prior year.

          Consolidated entertainment, retail and other revenues decreased $2 million (7.7%) from $25.9 million in the 1997 period to $23.9 million in the 1998 period. The decrease in entertainment, retail and other revenues is a result of lower MGM GRAND LAS VEGAS theme park revenues, lower retail revenues, and the downsizing of the spa to a smaller facility. These decreases were partially offset by increases in entertainment revenues from events in the Grand Garden Arena and Grand Theatre, increased occupancy of EFX, and addition of Company management fees from MGM Grand South Africa.

          Income from unconsolidated affiliate was $10.2 million for the first quarter of 1998, compared with $14.7 million in 1997, representing the Company's 50% share of NYNY's operating income. The reduction of earnings from NYNY is a result of the unprecedented public response in the first year.

                       MGM GRAND, INC. AND SUBSIDIARIES


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     QUARTER VERSUS QUARTER (CONTINUED)

          Consolidated operating expenses (before Corporate expenses) were $149.2 million in the first quarter of 1998, representing an increase of $4.7 million (3.3%) when compared with $144.5 million for the same period last year. The overall increase was attributable to MGM GRAND LAS VEGAS which had higher operating expenses in the 1998 period as a result of casino marketing costs associated with special events, and higher food and beverage costs as a result of a full quarter of operation of the Studio Cafe coffee shop and the addition of the Studio 54 night club. MGM GRAND AUSTRALIA operating expenses decreased from $8 million in the 1997 period to $6.3 million in the 1998 period as a result of continuing cost containment efforts.

          Corporate expense for 1998 was $2.5 million compared with $1.5 million in 1997, an increase of $1.0 million. In the 1997 period, corporate expense was reduced by a $.6 million reversal of previously expensed stock price guarantee amortization (see Note 4).

          Interest income of $3.8 million for the period ended March 31, 1998 increased by $3.6 million from $.2 million in the first quarter of 1997. The increase was attributable to higher invested cash balances primarily from the proceeds of the Senior Collateralized Notes (See Note 3).

          Interest expense in the first quarter of 1998 of $3.8 million (net of amounts capitalized) increased by $2.8 million when compared with $1 million in the same period of 1997. The increase in the first quarter of 1998 was primarily due to the issuance of the Senior Collateralized Notes (see Note 3). Also, the Company recognized interest expense from unconsolidated affiliate of $2.2 million during the 1998 period compared with $2.5 million in 1997 reflecting a reduced outstanding balance on the NYNY facility (see Note 3).


     LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 1998 and December 31, 1997, the Company held cash and cash equivalents of $437.3 million and $34.6 million, respectively. Cash provided by operating activities for the first three months of 1998 was $23.7 million compared with $9.6 million for the same period of 1997.

          On May 6, 1996, MGM Grand Las Vegas announced details of a 30-month, $250 million Master Plan designed to transform the facility into "The City of Entertainment." The Master Plan, which on June 3, 1997 was enhanced and increased to more than $700 million, calls for a new 1,500-room "Marriott Marquis"; expansion of the resort's casino capacity by nearly 20 percent to more than 200,000 square feet; and a "Mansion at the MGM Grand" offering 29 exclusive suites and villas. The Company also announced that by the year 2000, it may construct a 500-room Ritz Carlton Hotel at MGM Grand Las Vegas. The Company's 380,000 square foot state-of-the-art conference center opened in April, 1998, and the 50 foot tall polished bronze lion sculpture along with the "Entertainment Casino" (previously known as the Emerald City casino) were completed during the first quarter of 1998. Additionally, the new pool and spa complex is partially completed and open for operations. Approximately $351.3 million is anticipated to be expended during 1998 related to the Master Plan, of which $94.4 million had been expended through March 31, 1998.

                       MGM GRAND, INC. AND SUBSIDIARIES


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

          Capital expenditures during the first three months of 1998 were $104.1 million, consisting primarily of $7.8 million related to MGM Grand Las Vegas for general property improvements, $94.4 million for the Master Plan project, $.2 million at MGM Grand Australia for general property improvements and $1.7 million for MGM Grand Atlantic City land acquisition costs and pre-construction activities. Anticipated capital expenditures remaining for 1998 are approximately $406.2 million, consisting of approximately $256.9 million related to the Master Plan, approximately $55.6 million related to general property improvements for MGM Grand Las Vegas, approximately $77.8 million for MGM Grand Detroit, approximately $14.6 million related to land acquisitions and pre-construction activities for MGM Grand Atlantic City, and approximately $1.3 million for MGM Grand Australia.

          The Company expects to finance operations and capital expenditures through cash flow from operations, cash on hand, and the bank lines of credit.


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


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.
             4(1) Indenture, dated as of February 2, 1998, among the Company, as issuer, the Guarantor Parties thereto, as guarantors, and PNC Bank, National Association, as Trustee (incorporated by reference to the Company's Current Report on Form 8-K, dated February 23, 1998).

             4(2) Schedule setting forth material details of the differences from Exhibit 4(1) of the Indenture, dated as of February 6, 1998, among the Company, as issuer, the Guarantor Parties thereto, as guarantors, and U.S. Trust Company of California, N.A., as Trustee (incorporated by reference to Exhibit 4(2) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

     (b) Reports on Form 8-K
             1 Report on Form 8-K, dated February 23, 1998, filed by the Company with the Commission on February 24, 1998 in which events under Item 5. Other Events were reported.

                       MGM GRAND, INC. AND SUBSIDIARIES


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MGM GRAND, INC.
                                         ---------------
                                         (Registrant)

     Date:  May 8, 1998                  /s/ ALEJANDRO YEMENIDJIAN
                                         -------------------------
                                         Alejandro Yemenidjian
                                         President and Chief Operating Officer

     Date:  May 8, 1998                  /s/ JAMES J. MURREN
                                         -------------------
                                         James J. Murren
                                         Executive Vice President and Chief
                                         Financial Officer
                                         (principal accounting officer)