Form 10-Q
period 1998-06-30
MGM GRAND INC
filed 1998-08-13
CIK 789570

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    JUNE 30, 1998
                               -------------------------------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the Transition period from                to
                               ---------------    ------------------------

Commission File Number:                      0-16760
                        ---------------------------------------------------

                                 MGM GRAND, INC.
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        88-0215232
---------------------------------                       ----------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)


   3799 Las Vegas Boulevard South,   Las Vegas,  Nevada      89109
---------------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)


                                (702) 891-3333
----------------------------------------------------------------------------
     (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at August 10, 1998
-------------------------------------         ----------------------------------
Common Stock, $.01 par value                         58,033,094 shares

                        MGM GRAND, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                   I N D E X

                                                                                                  Page No.
                                                                                                  --------

PART I.     FINANCIAL INFORMATION
   Item 1.      Financial Statements

                Condensed Consolidated Statements of
                Operations for the Three Months and Six Months
                Ended June 30, 1998 and June 30, 1997 ....................................             1

                Condensed Consolidated Balance Sheets
                at June 30, 1998 and December 31, 1997 ...................................             2

                Condensed Consolidated Statements of
                Cash Flows for the Six Months Ended
                June 30, 1998 and June 30, 1997 ...........................................            3

                Notes to Condensed Consolidated Financial
                Statements.................................................................          4-9

   Item 2.      Management's Discussion and Analysis
                of Financial Condition and Results of Operations ..........................        10-15

PART II.    OTHER INFORMATION

   Item 1.      Legal Proceedings..........................................................           16

   Item 4.      Submission of Matters to a Vote of Security Holders
                at the Annual Shareholder Meeting Held on May 5, 1998 .....................           16

                Signatures.................................................................           17


                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                             Three Months Ended            Six Months Ended

                                   June 30,                    June 30,
                             ---------------------      ----------------------
                              1998          1997          1998           1997
                             -------      --------      ---------     --------
REVENUES:
  Casino                     $ 96,427     $113,108       $ 192,149    $ 220,204
  Room                         43,344       43,085          84,093       86,421
  Food and beverage            23,560       23,858          48,543       45,427
  Entertainment, retail
   and other                   27,413       30,357          51,360       56,231
  Income from
   unconsolidated affiliate     9,468       14,706          19,677       29,428
                             --------     --------       ---------    ---------
                              200,212      225,114         395,822      437,711
  Less promotional
   allowances                  14,847       16,029          30,610       31,128
                             --------     --------       ---------    ---------
                              185,365      209,085         365,212      406,583
                             --------     --------       ---------    ---------

EXPENSES:
  Casino                       54,641       58,375         109,241      111,532
  Room                         12,428       11,712          23,801       22,828
  Food and beverage            14,987       14,015          30,520       26,254
  Entertainment, retail
   and other                   18,657       20,960          36,774       39,602
  Provision for doubtful
   accounts and discounts       9,586        5,917          17,773       14,330
  General and administrative   26,186       24,804          50,710       50,239
  Depreciation and
   amortization                18,840       15,934          35,744       31,392
                             --------     --------        --------     --------
                              155,325      151,717         304,563      296,177
                             --------     --------        --------     --------

OPERATING PROFIT BEFORE
 CORPORATE EXPENSE             30,040       57,368          60,649      110,406

  Corporate expense            (2,937)      (3,289)         (5,388)      (4,778)
                             --------     --------        --------     --------
OPERATING INCOME               27,103       54,079          55,261      105,628
                             --------     --------        --------     --------

OTHER INCOME (EXPENSE):
  Interest income               5,413          381           9,210          580
  Interest expense, net of
   amounts capitalized         (6,272)        (268)        (10,044)      (1,242)
  Interest expense from
   unconsolidated affiliate    (2,185)      (2,543)         (4,356)      (5,008)
  Other, net                     (544)        (212)         (1,147)        (444)
                             --------     --------        --------     --------
                               (3,588)      (2,642)         (6,337)      (6,114)
                             --------     --------        --------     --------
INCOME BEFORE PROVISION
 FOR INCOME TAXES              23,515       51,437          48,924       99,514
  Provision for income taxes   (9,116)     (18,438)        (18,263)     (36,365)
                             --------     --------        --------     --------
NET INCOME                   $ 14,399     $ 32,999        $ 30,661     $ 63,149
                             ========     ========        ========     ========
PER SHARE OF COMMON STOCK:
  Basic:
  Net income per share       $   0.25     $   0.57        $   0.53     $   1.09
                             ========     ========        ========     ========
  Weighted Average
   Shares Outstanding
   (000's)                     58,001       57,927          57,995       57,882
                             ========     ========        ========     ========
  Diluted:
  Net income per share       $   0.25     $   0.56        $   0.52     $   1.07
                             ========     ========        ========     ========
  Weighted Average Shares
   Outstanding (000's)         58,613       58,808          58,697       58,791
                             ========     ========        ========     ========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                       MGM GRAND, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                    ASSETS

                                                June 30,        December 31,
                                                  1998              1997
                                               --------        ------------
CURRENT ASSETS:
  Cash and cash equivalents                  $  368,205           $  34,606
  Accounts receivable, net                       59,099              78,977
  Prepaid expenses and other                     10,413              10,452
  Inventories                                    14,584              16,462
  Deferred tax asset                             28,620              30,294
                                             ----------           ---------
    Total current assets                        480,921             170,791
                                             ----------           ---------

PROPERTY AND EQUIPMENT, NET                   1,209,961           1,032,708

OTHER ASSETS:
  Investments in unconsoidated affiliates       118,910             108,121
  Excess of purchase prie over fair market
   value of net assets acquired, net             38,086              38,598
  Deposits and other assets, net                 58,056              48,156
                                             ----------          ----------
    Total other assets                          215,052             194,875
                                             ----------          ----------

                                             $1,905,934          $1,398,374
                                             ==========          ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $   16,967          $   20,484
  Construction payable                           22,476              33,376
  Current obligation, capital leases              5,616               6,088
  Current obligation, long term debt             11,610              10,589
  Accrued interest on long term debt             14,188                   -
  Other accrued liabilities                      87,952             110,953
                                             ----------          ----------
    Total current liabilities                   158,809             181,490
                                             ----------          ----------

DEFERRED REVENUES                                 5,210               4,743
DEFERRED INCOME TAXES                            64,290              58,831
LONG TERM OBLIGATION, CAPITAL LEASES              3,570               4,447
LONG TERM DEBT                                  538,313              47,241
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock ($.01 par value,
   75,000,000 shares authorized,
   58,001,480 and 57,984,873 shares issued
   and outstanding)                                 580                 580
  Capital in excess of par value                966,983             966,487
  Retained earnings                             154,900             124,239
  Other comprehensive income                     13,279              10,316
                                             ----------          ----------
    Total stockholders' equity                1,135,742           1,101,622
                                             ----------          ----------

                                             $1,905,934          $1,398,374
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

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                               Six Months Ended
                                                                                   June 30,
                                                                        ------------------------------
                                                                             1998             1997
                                                                        --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                  $ 30,661       $ 63,149
 Adjustments to reconcile net income to net cash from
  operating activities:
   Depreciation and amortization                                               35,819          31,462
   Amortization of debt offering costs                                            868             842
   Provision for doubtful accounts and discounts                               17,773          14,330
   Earnings in excess of distributions-unconsolidated affiliate               (11,201)        (17,700)
   Change in assets and liabilities:
    Accounts receivable                                                         2,106           5,163
    Inventories                                                                 1,256          (3,285)
    Prepaid expenses and other                                                     39           2,124
    Income taxes payable and deferred income taxes                              7,133           1,184
    Accounts payable, accrued liabilities and other                           (13,214)        (20,816)
    Currency translation adjustment                                               266             263
                                                                            ---------       ---------
     Net cash from operating activities                                        71,506          76,716
                                                                            ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                         (208,247)        (70,651)
 Disposition of property and equipment, net                                       446             123
 Investments in unconsolidated affiliates                                           -          (7,183)
 Change in construction payable                                               (10,900)             29
 Change in deposits and other assets, net                                     (14,493)         (9,134)
                                                                            ---------       ---------
     Net cash from investing activities                                      (233,194)        (86,816)
                                                                            ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments to banks and others                                                (5,210)         (6,251)
 Issuance of long term debt                                                   500,000               -
 Borrowings under bank line of credit                                          31,000          15,000
 Repayments of bank line of credit                                            (31,000)        (15,000)
 Issuance of common stock                                                         497           2,352
                                                                            ---------       ---------
     Net cash from financing activities                                       495,287          (3,899)
                                                                            ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          333,599         (13,999)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               34,606          61,412
                                                                            ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 368,205       $  47,413
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

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

          MGM Grand, Inc. (the "Company") is a Delaware corporation, incorporated on January 29, 1986. As of June 30, 1998, approximately 62.5% of the outstanding shares of the Company's common stock were owned by Kirk Kerkorian and Tracinda Corporation ("Tracinda"), a Nevada corporation wholly owned by Kirk Kerkorian.

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

          Through its wholly-owned subsidiary, MGM Grand South Africa, Inc., the Company manages two casinos in the Mpumalanga Province of the Republic of South Africa. The casino in Nelspruit began operations on October 15, 1997, while the casino in Witbank began operations on March 10, 1998. The Company receives development and management fees from its partner, Tsogo Sun Gaming & Entertainment, which is responsible for providing all project costs.

          Through its wholly-owned subsidiary, MGM Grand Detroit, Inc., the Company and its local partners in Detroit, Michigan, formed MGM Grand Detroit, LLC ("MGM Grand Detroit") to develop a hotel/casino and entertainment complex at an approximate cost of $750 million. On November 20, 1997, MGM Grand Detroit was chosen as a finalist for a development agreement to construct, own and operate one of Detroit's three new casinos. On April 9, 1998, the Detroit City Council approved MGM Grand Detroit's development agreement with the City of Detroit. Construction of the project is subject to the receipt of various governmental approvals. The plans for the permanent facility call for an 800-room hotel, a 100,000 square-foot casino, signature restaurants and retail outlets, a showroom and other entertainment venues. On July 22, 1998, the Michigan Gaming Control Board adopted a resolution that it will issue casino licenses to conduct gaming operations in temporary facilities. Upon receipt of a license, MGM Grand Detroit intends to open a temporary gaming facility in the second quarter of 1999.

          Through its wholly-owned subsidiary, MGM Grand Atlantic City, Inc., the Company intends to construct, own and operate a destination resort hotel/casino, entertainment and retail facility in Atlantic City, New Jersey, at an approximate cost of $700 million, on approximately 35 acres of land on the Atlantic City Boardwalk. Construction of the project is subject to the receipt of various governmental approvals. On July 24, 1996, the Company was found suitable for licensing by the New Jersey Casino Control Commission.

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

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


     NOTE 1.   ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

          In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1998, and the results of operations for the three month and six month periods ended June 30, 1998 and 1997. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

          Recently issued Statement of Position - In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-up Activities." The new standard requires that all companies expense costs of start-up activities as those costs are incurred. The term "start-up" includes pre-opening, pre-operating and organization activities. Previously, the Company had capitalized these items until the development of the property was substantially complete and ready to open, at which time the cumulative costs were expensed. As of June 30, 1998, the Company capitalized "start-up" costs of $.7 million related to Atlantic City and $.5 million related to Detroit. The Company will adopt SOP 98-5 in the first quarter of fiscal year 1999.

          Certain reclassifications have been made to prior period financial statements to conform with the 1998 presentation, which have no effect on previously reported net income.

     NOTE 2.   STATEMENTS OF CASH FLOWS

          For the six months ended June 30, 1998 and 1997, cash payments made for interest were $3.1 million and $4.1 million, respectively.

          Cash payments made for state and federal taxes for the six months ended June 30, 1998 and 1997 were $7.1 million and $36.1 million, respectively.

     NOTE 3.   LONG TERM DEBT AND NOTES PAYABLE

     Long term debt consisted of the following (in thousands):

                                                                     June 30,        December 31,
                                                                      1998              1997
                                                                 ---------------   ---------------

Australian Hotel/Casino Loan, due December 1, 2000                 $    49,923       $    57,830
6.95% Senior Collateralized Notes, due February 1, 2005                300,000                 -
6.875% Senior Collateralized Notes, due February 6, 2008               200,000                 -
                                                                 ---------------   ---------------
                                                                       549,923            57,830
Less: Current Maturities                                               (11,610)          (10,589)
                                                                 ---------------   ---------------
                                                                   $   538,313       $    47,241
                                                                 ===============   ===============

          Total interest incurred for the first six months of 1998 was $18.2 million of which $8.2 million was capitalized, and $4.9 million was incurred for the first six months of 1997 of which $3.7 million was capitalized. During the first six months of 1998 and 1997, the Company recognized interest expense from its unconsolidated affiliate of $4.4 million and $5 million, respectively.

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


     NOTE 3.    LONG TERM DEBT AND NOTES PAYABLE (CONTINUED)

          On July 1, 1996, the Company secured a $500 million Senior Reducing Revolving Credit Facility with BA Securities (the "Facility"), an affiliate of Bank of America NT&SA. In August 1996, the Facility was increased to $600 million. In July 1997, the Facility was amended, extended and increased to $1.25 billion (the "New Facility"), with provisions to allow an increase of the New Facility to $1.5 billion as well as to allow additional pari passu debt financing up to $500 million. As a result of the New Facility, the Company recognized an extraordinary loss of approximately $4.2 million, net of tax benefits, of unamortized debt costs from the Facility during the third quarter of 1997. The New Facility contains various restrictive covenants on the Company which include the maintenance of certain financial ratios and limitations on additional debt, dividends, capital expenditures and disposition of assets. The New Facility also restricts certain acquisitions and similar transactions. Interest on the New Facility is based on the bank reference rate or Eurodollar rate. The New Facility matures in December 2002, with the opportunity to extend the maturity for successive one year periods. During the six months ended June 30, 1998, $31 million was drawn down and repaid against the New Facility, and no amounts remained outstanding as of June 30, 1998.

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

          The Australian bank facility originally provided a total availability of approximately $65 million (AUD $105 million), which has been reduced by principal payments totaling $17 million (AUD $24.4 million) made in accordance with the terms of the bank facility, including $5.2 million (AUD $8.1 million) during the six months ended June 30, 1998. As of June 30, 1998, $49.9 million (AUD $80.6 million) remained outstanding. The bank facility includes funding for general corporate purposes. Interest on the bank facility is based on the Australian Bank Bill rate. The indebtedness, which matures in December 2000, has been wholly guaranteed by the Company.

          MGM Grand Australia has a $12.4 million (AUD $20 million) uncommitted standby line of credit, with a funding period of 91 days for working capital purposes. No amount was outstanding during the six months ended June 30, 1998.

          Upon commencement of operations of NYNY on January 3, 1997 (see Note
     1), the $285 million non-revolving construction line of credit converted to a five-year reducing revolver. The Company and Primadonna (the "Partners") have executed a joint and several unlimited Keep-Well Agreement, which provides that in the event of insufficient cash flow from NYNY to comply with financial covenants, the Partners will make cash infusions which are sufficient to bring NYNY LLC into compliance with the financial covenants. During the first six months of 1998, $27 million

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


     NOTE 3.  LONG TERM DEBT AND NOTES PAYABLE (CONTINUED)

     in principal repayments were made by NYNY LLC. As of June 30, 1998 and December 31, 1997, a total of $218.1 million and $245.1 million was outstanding, respectively. On January 21, 1997, NYNY LLC completed an additional $20 million equipment financing with a financial institution. As of June 30, 1998 and December 31, 1997, $15.9 million and $17.5 million were outstanding related to the equipment financing, respectively.

     NOTE 4.  ISSUANCE OF COMMON STOCK

          On May 7, 1996, the Company made a commitment to grant 15 shares of Company Common Stock to each of its employees in exchange for continued active employment through the one year anniversary date of the commitment. As a result of the stock grant commitment, deferred compensation was charged to stockholders' equity and amortized monthly to compensation expense over the one year commitment period. On May 7, 1997, 99,045 shares were issued to employees as a result of the commitment. Over the life of the commitment, approximately $4 million was amortized to expense, of which $1.1 million of such expense was recognized during the six months ended June 30, 1997.

          In 1995, the Company entered into an agreement with Don King Productions, Inc. ("DKP"), to present six of Mike Tyson's fights. Pursuant to the agreement, the Company made a non-interest bearing working capital advance of $15 million to DKP, sold to DKP 618,557 treasury shares of the Company's Common Stock (the "Shares") for $15 million, and provided a guaranteed future share price. The original agreement was amended during 1996 and the Shares were placed in the name of, and held by, an independent trustee, pending disposition at the direction of the Company. The Company and DKP determined to terminate the agreement, and on September 25, 1997, after solicitation of competitive bids, the Shares held by the Trustee were sold to Tracinda at the price of $44.50 per share for an aggregate consideration of $27.5 million, the Company was repaid the $15 million working capital advance and the remaining consideration in the amount of $12.5 million was paid to DKP. As a result of this transaction, the Company reversed approximately $5.9 million of previously expensed stock price guarantee amortization during 1997.

          On June 23, 1998, the Company announced a $35.00 per share cash tender offer for up to 6 million shares of Company common stock as part of a 12 million share repurchase program. The offer commenced on July 2, 1998 and expired on July 31, 1998. Based upon the final results, an excess of 6 million shares of the Company's common stock were tendered, and accordingly, the shares will be prorated. The total acquisition cost of the tendered shares is approximately $210 million. The Company anticipates that, depending on market conditions, the remaining 6 million shares in the repurchase program may be acquired in the open market, in private transactions, through a tender offer or offers or otherwise.

     NOTE 5.  COMPREHENSIVE INCOME

          Statement of Financial Accounting Standards No. 130, ("SFAS 130") Reporting Comprehensive Income, requires that the Company disclose comprehensive income and its components. The objective of SFAS 130 is to report a measure of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive income is the total of net income and all other non-stockholder changes in equity ("Other Comprehensive Income").

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     NOTE 5.  COMPREHENSIVE INCOME (CONTINUED)

          The Company has recorded currency translation adjustments as Other Comprehensive Income in the accompanying financial statements. Comprehensive income is calculated as follows (in thousands):

                                                Three Months Ended                       Six Months Ended
                                                     June 30,                                June 30,
                                         --------------------------------        -------------------------------
                                              1998               1997                 1998              1997
                                         --------------     -------------        --------------    -------------
Net Income                                   $14,399           $32,999               $30,661           $63,149
Currency translation adjustment                4,065             3,702                 2,963             4,835
                                             -------           -------               -------           -------
Comprehensive income                         $18,464           $36,701               $33,624           $67,984
                                             =======           =======               =======           =======


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

                                                Three Months Ended                       Six Months Ended
                                                     June 30,                                June 30,
                                         --------------------------------        -------------------------------
                                              1998               1997                 1998              1997
                                         --------------     -------------        --------------    -------------
Net Income                                   $14,399           $32,999              $30,661           $63,149
                                             =======           =======              =======           =======

Weighted Average Basic Shares                 58,001            57,927               57,995            57,882
                                             =======           =======              =======           =======

Basic Earnings per Share                     $  0.25           $  0.57              $  0.53           $  1.09
                                             =======           =======              =======           =======

Weighted Average Diluted Shares               58,613            58,808               58,697            58,791
                                             =======           =======              =======           =======

Diluted Earnings per Share                   $  0.25           $  0.56              $  0.52           $  1.07
                                             =======           =======              =======           =======


     Weighted average diluted shares include the following: options to purchase 612,000 and 844,000 shares issued to employees for the three month periods ended June 30, 1998 and 1997, respectively, and 702,000 and 852,000 for the six month periods ended June 30, 1998 and 1997, respectively; employee grant shares (see Note 4) of 37,000 for the three month period ended June 30, 1997 and 57,000 for the six month period ended June 30, 1997.

     NOTE 7.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

         The Company and Primadonna each hold a 50% interest in a joint venture which owns and operates NYNY (see Note 1). The hotel/casino opened to the public on January 3, 1997. The Company contributed land on which the property is located and cash totaling $70.7 million. The joint venture initially secured bank financing of $285 million and term loan financing of $20 million (see Note 3), and the joint venture Partners executed a Keep-Well Agreement in conjunction with the financing.

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 7.  INVESTMENT IN UNCONSOLIDATED AFFILIATE (CONTINUED)

Summary condensed financial information for NY NY LLC, is as follows (in thousands):


                                               Three Months Ended June 30,                         Six Months Ended June 30,
                                             1998                      1997                     1998                      1997
                                       -----------------         -----------------        ----------------         ----------------

Net Revenues                               $ 54,698                  $ 67,401                 $108,733                 $135,269
                                           ========                  ========                 ========                 ========
Operating Income                           $ 18,930                  $ 29,573                 $ 39,337                 $ 58,834
                                           ========                  ========                 ========                 ========
Interest Expense, net                      $  4,369                  $  5,086                 $  8,711                 $ 10,016
                                           ========                  ========                 ========                 ========
Net Income                                 $ 14,561                  $ 24,487                 $ 30,626                 $ 48,818
                                           ========                  ========                 ========                 ========

                                            As of                     As of
                                        June 30, 1998            December 31, 1997
                                       -----------------         -----------------

Total Assets                               $460,761                  $470,252
                                           ========                  ========
Long term Debt                             $229,746                  $246,403
                                           ========                  ========
Members' Equity                            $205,736                  $183,350
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


                                                                (in thousands)                        (in thousands)
                                                              Three Months Ended                     Six Months Ended
                                                                    June 30,                              June 30,
                                                        --------------------------------     --------------------------------
                                                             1998             1997                1998              1997
                                                        --------------   ---------------     ---------------   --------------
Net Revenues:
 MGM Grand Las Vegas                                       $167,262         $185,832            $328,881          $361,219
 MGM Grand Australia                                          8,280            8,756              15,805            16,522
 MGM Grand South Africa                                         587                -               1,259                 -
 Income from unconsolidated affiliate                         9,468           14,706              19,677            29,428
 Eliminations and other                                        (232)            (209)               (410)             (586)
                                                          ---------        ---------          ----------        ----------
                                                           $185,365         $209,085            $365,212          $406,583
                                                          =========        =========          ==========        ==========
Operating Profit (Loss):
 MGM Grand Las Vegas                                       $ 18,541         $ 41,747            $ 37,426          $ 80,321
 MGM Grand Australia                                          1,747              915               2,980               657
 MGM Grand South Africa                                         284                -                 566                 -
 Income from unconsolidated affiliate                         9,468           14,706              19,677            29,428
                                                          ---------        ---------          ----------        ----------
                                                             30,040           57,368              60,649           110,406
  Corporate expense                                          (2,937)          (3,289)             (5,388)           (4,778)
                                                          ---------        ---------          ----------        ----------

Operating income                                             27,103           54,079              55,261           105,628

Interest income                                               5,413              381               9,210               580
Interest expense, net of amounts capitalized                 (6,272)            (268)            (10,044)           (1,242)
Interest expense from unconsolidated affiliate               (2,185)          (2,543)             (4,356)           (5,008)
Other net                                                      (544)            (212)             (1,147)             (444)
                                                          ---------        ---------          ----------        ----------
Income before provision for income taxes                     23,515           51,437              48,924            99,514


  Provision for income taxes                                 (9,116)         (18,438)            (18,263)          (36,365)
                                                          ---------        ---------          ----------        ----------
Net income                                                 $ 14,399         $ 32,999            $ 30,661          $ 63,149
                                                          =========        =========          ==========        ==========


                       MGM GRAND, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

QUARTER VERSUS QUARTER

     Net revenues for the second quarter of 1998 were $185.4 million, representing a decrease of $23.7 million (11.3%) when compared with $209.1 million during the same period last year. The decrease in net revenues was largely due to lower casino and entertainment revenues, and lower earnings from the Company's 50% ownership in NYNY (see Note 1).

     Consolidated casino revenues for the second quarter of 1998 were $96.4 million, representing a decrease of $16.7 million (14.8%) when compared with $113.1 million during the same period in the prior year. MGM GRAND LAS VEGAS casino revenues were $89.8 million, representing a decrease of $16.6 million (15.6%) when compared with $106.4 million during the same period in the prior year. The reduction in casino revenues at MGM Grand Las Vegas was a result of lower than average table games win percentage and lower table games volume. The lower table games volume in the current quarter reflects the championship boxing event which was held in the prior year's quarter. MGM GRAND AUSTRALIA reported casino revenues of $6.6 million which was flat when compared with the same period in the prior year, and which was comprised of lower casino volume offset by higher win percentages.

     Consolidated room revenues were $43.3 million for the second quarter of 1998 compared with $43.1 million in the prior year's second quarter, representing an increase of $.2 million (.5%). MGM GRAND LAS VEGAS room revenues were $42.9 million, representing an increase of $.3 million (.7%) when compared with $42.6 million in the same period of the prior year. The increase was primarily due to a higher occupancy of 98% for the second quarter of 1998 when compared with 95.2% in the same period of the prior year. The increase was partially offset by a decrease in the average room rate for the 1998 second quarter to $97 from $101 for the 1997 second quarter. MGM GRAND AUSTRALIA room revenues decreased $.1 million (16.7%) from $.6 million in 1997 to $.5 million in 1998 due to lower room rates, which was somewhat offset by higher occupancy.

     Consolidated food and beverage revenues were $23.6 million in the second quarter of 1998, representing a decrease of $.3 million (1.3%) when compared with $23.9 million in the second quarter of the prior year. MGM GRAND LAS VEGAS had food and beverage revenues of $22.2 million during the second quarter of 1998, representing an increase of $.1 million (.5%) when compared with $22.1 million in the second quarter of 1997. This increase resulted from the banquet revenue generated from the Conference Center which opened April 16, 1998, and the operation of the Studio 54 night club. The increases in revenue were offset by the closure of the MGM Grand Buffet for remodeling during the majority of the 1998 second quarter. The consolidated decrease was attributable to MGM GRAND AUSTRALIA which had food and beverage revenues of $1.4 million, representing a decrease of $.5 million (26.3%) when compared with $1.9 million during the same period in the prior year due to lower food covers.

     Consolidated entertainment, retail and other revenues decreased $3 million (9.9%) from $30.4 million in the 1997 period to $27.4 million in the 1998 period. The decrease in entertainment, retail and other revenues is primarily a result of lower MGM GRAND LAS VEGAS retail revenues and the downsizing of the spa to a temporary facility. These decreases were partially offset by increases in entertainment revenues from events in the Grand Garden Arena, increased EFX attendance, increased convention entertainment revenue, and the addition of management fees from MGM Grand South Africa.

     Income from unconsolidated affiliate was $9.5 million for the second quarter of 1998, compared with $14.7 million in 1997, representing the Company's 50% share of NYNY's operating income. The reduction of earnings from NYNY is a result of the unprecedented public response in the prior (first) year of operations.

                       MGM GRAND, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     QUARTER VERSUS QUARTER (CONTINUED)

          Consolidated operating expenses (before Corporate expenses) were $155.3 million in the second quarter of 1998, representing an increase of $3.6 million (2.4%) when compared with $151.7 million for the same period last year. The overall increase was attributable to MGM GRAND LAS VEGAS which included a higher provision for doubtful accounts due to changes in anticipated collectability of receivables and uncertain economic conditions in Asia, increased depreciation expense due to Master Plan assets placed in service, and increased operating expense for the Master Plan new facilities. The increases were somewhat offset by decreases in casino expense in the current year's quarter which did not include a championship boxing event, and decreased retail sales expense corresponding with the lower retail revenue. MGM GRAND AUSTRALIA operating expenses decreased from $7.8 million in the 1997 period to $6.5 million in the 1998 period as a result of continuing cost containment efforts.

          Corporate expense for 1998 was $2.9 million compared with $3.3 million in 1997, a decrease of $.4 million. The decrease is a result of the stock price guarantee amortization in the prior year (see Note 4).

          Interest income of $5.4 million for the three months ended June 30, 1998 increased by $5 million from $.4 million in the second quarter of 1997. The increase was attributable to higher invested cash balances primarily from the proceeds of the Senior Collateralized Notes (see Note
     3).

          Interest expense in the second quarter of 1998 of $6.3 million (net of amounts capitalized) increased by $6 million when compared with $.3 million in the same period of 1997, reflecting the issuance of the Senior Collateralized Notes (see Note 3). Also, the Company recognized interest expense from unconsolidated affiliate of $2.2 million during the 1998 period compared with $2.5 million in 1997, reflecting a reduced outstanding balance on the NYNY facility (see Note 3).

     SIX MONTHS VERSUS SIX MONTHS

          Net revenues for the six months ended June 30, 1998 were $365.2 million, representing a decrease of $41.4 million (10.2%) when compared with $406.6 million during the same period last year. The decrease in net revenues was largely due to lower casino and retail revenue, and lower earnings from the Company's 50% ownership in NYNY (see Note 1).

          Consolidated casino revenues for the six months ended June 30, 1998 were $192.1 million, representing a decrease of $28.1 million (12.8%) when compared with $220.2 million during the same period in the prior year.
     MGM GRAND LAS VEGAS casino revenues were $179.4 million, representing a decrease of $28 million (13.5%) when compared with $207.4 million during the same period in the prior year. The reduction in casino revenues at MGM Grand Las Vegas was a result of lower table game volume and win percentages. MGM GRAND AUSTRALIA reported casino revenues of $12.7 million which was $.1 million lower than the same period in the prior year, primarily reflecting lower casino volume, somewhat offset by an increase in slot win percentage.

          Consolidated room revenues for the period were $84.1 million compared with $86.4 million for the same period in 1997, representing a decrease of $2.3 million (2.7%). MGM GRAND LAS VEGAS room revenues were $83.4 million, representing a decrease of $2.1 million (2.5%) when compared with $85.5 million in the same period of the prior year. The decrease was primarily due to a lower average room rate for the 1998 period of $99 compared with $103 in

                       MGM GRAND, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     SIX MONTHS VERSUS SIX MONTHS (CONTINUED)

     1997, partially offset by an increase in occupancy to 94.2% for the 1998 period when compared with 93.6% in the same period of the prior year. MGM GRAND AUSTRALIA room revenues were $.8 million for the six months ended June 30, 1998, representing a decrease of $.2 million (20.0%) when compared with $1 million for the prior year period, due to lower room rates partially offset by higher occupancy.

          Consolidated food and beverage revenues for the period were $48.5 million, representing an increase of $3.1 million (6.8%) when compared with $45.4 million for the same period of the prior year. The increase was attributable to MGM GRAND LAS VEGAS which had food and beverage revenues of $45.9 million during the current period, representing an increase of $3.8 million (9.0%) when compared with $42.1 million in the same period of 1997. This increase resulted from the Company's decision to operate the Studio Cafe coffee shop which during the 1997 period had been a leased facility until March 1997, the opening of the Studio 54 night club in late December 1997, and banquets from the Conference Center which opened in April 1998. MGM GRAND AUSTRALIA reported food and beverage revenues of $2.7 million, representing a decrease of $.7 million (20.6%) when compared with $3.4 million during the same period in the prior year as a result of reduced food covers.

          Consolidated entertainment, retail and other revenues decreased $4.8 million (8.5%) from $56.2 million in the 1997 period to $51.4 million in the 1998 period. The decrease in entertainment, retail and other revenues is a result of lower MGM GRAND LAS VEGAS theme park revenues, lower retail revenues, and the downsizing of the spa to a smaller facility. These decreases were partially offset by increases in entertainment revenues from events in the Grand Garden Arena, increased EFX attendance, increased convention entertainment /audio visual revenue, and the addition of management fees from MGM Grand South Africa.

          Income from unconsolidated affiliate was $19.7 million for the six months ended June 30, 1998, compared with $29.4 million in 1997, representing the Company's 50% share of NYNY's operating income. The reduction of earnings from NYNY is a result of the unprecedented public response in the prior (first) year of operations.

          Consolidated operating expenses (before Corporate expenses) for the 1998 period were $304.6 million, representing an increase of $8.4 million (2.8%) when compared with $296.2 million for the same period last year.
     The overall increase was attributable to MGM GRAND LAS VEGAS which had higher operating expenses in the 1998 period as a result of higher food and beverage expenses associated with the addition of Studio 54 and the longer operating period for the Studio Cafe, higher provisions for doubtful accounts due to changes in anticipated collectability of receivables and uncertain economic conditions in Asia, and higher depreciation expense due to Master Plan assets placed in service. These increases were partially offset by lower casino expenses due to lower casino taxes and the lack of a championship boxing event, when compared with the prior year, as well as lower retail expenses relating to the lower retail revenue. MGM GRAND AUSTRALIA operating expenses decreased $3.1 million (19.5%) from $15.9 million in the 1997 period to $12.8 million in the 1998 period as a result of continuing cost containment efforts.

          Corporate expense for the 1998 period was $5.4 million compared with $4.8 million in 1997, representing an increase of $.6 million (12.5%) due to higher operating expenses in the current year.

                       MGM GRAND, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     SIX MONTHS VERSUS SIX MONTHS (CONTINUED)

          Interest income of $9.2 million for the period ended June 30, 1998 increased by $8.6 million from $.6 million in the same period of 1997. The increase was attributable to higher invested cash balances primarily from the proceeds of the Senior Collateralized Notes (see Note 3).

          Interest expense for the six months ended June 30, 1998 of $10 million (net of amount capitalized) increased by $8.8 million when compared with $1.2 million (net of amount capitalized) in the same period of 1997. The increase in the 1998 period was primarily due to the issuance of the Senior Collateralized Notes (see Note 3). Also, the Company recognized interest expense from unconsolidated affiliate of $4.4 million during the 1998 period compared with $5 million in 1997, reflecting a reduced outstanding balance on the NYNY facility (see Note 3).

     LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 1998 and December 31, 1997, the Company held cash and cash equivalents of $368.2 million and $34.6 million, respectively. Cash provided by operating activities for the first six months of 1998 was $71.5 million compared with $76.7 million for the same period of 1997.

          On May 6, 1996, MGM Grand Las Vegas announced details of a 30-month, $250 million Master Plan designed to transform the facility into "The City of Entertainment." The Master Plan, which on June 3, 1997 was enhanced and increased to more than $700 million, calls for a new 1,500-room "Marriott Marquis"; expansion of the resort's casino capacity by nearly 20 percent to more than 200,000 square feet; and a "Mansion at the MGM Grand" offering 29 exclusive suites and villas. The Company's 380,000 square foot state-of-the-art conference center opened in April 1998, and the 50 foot tall polished bronze lion sculpture along with the "Entertainment Casino" (previously known as the Emerald City casino) were completed during the first quarter of 1998. Additionally, the new pool and spa complex was completed and opened for operations in July 1998. Approximately $347 million is anticipated to be expended during 1998 related to the Master Plan, of which $181.9 million had been expended through June 30, 1998.

          Capital expenditures during the first six months of 1998 were $208.2 million, consisting primarily of $12.2 million related to MGM Grand Las Vegas for general property improvements, $181.9 million for the Master Plan project, $10.1 million related to the purchase of a Company airplane, $1.1 million at MGM Grand Australia for general property improvements and $2.9 million for MGM Grand Atlantic City land acquisition costs and pre-construction activities. Anticipated capital expenditures remaining for 1998 are approximately $255.8 million, consisting of approximately $170.6 million related to the Master Plan, approximately $40.3 million related to general property improvements for MGM Grand Las Vegas, approximately $40 million for MGM Grand Detroit, approximately $3 million related to land acquisitions and pre-construction activities for MGM Grand Atlantic City, $1.5 million for Company airplane and approximately $.4 million for MGM Grand Australia.

          On June 23, 1998, the Company announced a $35.00 per share cash tender offer for up to 6 million shares of Company common stock as part of a 12 million share repurchase program. The offer commenced on July 2, 1998 and expired on July 31, 1998. Based upon the final results, an excess of 6 million shares of the Company's common stock were tendered, and accordingly, the shares will be prorated. The total acquisition cost of the tendered shares is approximately $210 million. The Company anticipates that, depending on market conditions, the remaining 6 million shares in the repurchase program may be acquired in the open market, in private transactions, through a tender offer or offers or otherwise.

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

                       MGM GRAND, INC. AND SUBSIDIARIES

     Part II.    OTHER INFORMATION

     Items 2, 3, 5 and 6 of Part II are not applicable.

     ITEM 1.     LEGAL PROCEEDINGS

          On July 22, 1998, MGM Dist., Inc. (formerly MGM Grand Desert Inn, Inc. and a subsidiary of the Company ) was granted a dismissal in an adversary proceeding in the United States Bankruptcy Court for the Central District of California, in which the plaintiff sought to collect funds previously paid to the Company in settlement of gaming activities. The plaintiff subsequently filed a motion for reconsideration which is pending judicial consideration.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AT THE ANNUAL SHAREHOLDER MEETING HELD ON MAY 5, 1998.


      (A)         The following persons were elected Directors:           Share Voting Results
                                                                   ----------------------------------
                                                                         For        Withheld/Not Voted
                                                                   ------------     ------------------
                  James D. Aljian                                     49,961,696               29,096
                  Fred Benninger                                      49,960,331               30,461
                  Terry Christensen                                   49,962,811               27,981
                  Glenn A. Cramer                                     49,961,146               29,646
                  Willie D. Davis                                     49,962,620               28,172
                  Alexander M. Haig, Jr.                              49,767,490              223,302
                  Kirk Kerkorian                                      49,960,315               30,477
                  J. Terrence Lanni                                   49,943,316               47,476
                  Jim Murren                                          49,961,826               28,966
                  Walter M. Sharp                                     49,960,016               30,776
                  Alex Yemenidjian                                    49,961,686               29,106
                  Jerome B. York                                      49,962,091               28,701

      (B)         Approval for an amendment to the Company's Nonqualified Stock Option and
                  Incentive Stock Option Plans.

                  Share Voting Results:
                    For                  49,787,424
                    Against                 175,142
                    Abstain                  28,226

      (C)         Ratification of the selection of Arthur Andersen LLP as independent auditors.

                  Share Voting Results:
                    For                  49,960,661
                    Against                  20,805
                    Abstain                   9,326

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


                                                   MGM GRAND, INC.
                                       -----------------------------------------
                                                   (Registrant)



     Date:  August 10, 1998               /s/  ALEJANDRO YEMENIDJIAN
                                       -----------------------------------------
                                               Alejandro Yemenidjian
                                                  President and
                                              Chief Operating Officer


     Date:  August 10, 1998              /s/ JAMES J. MURREN
                                        ----------------------------------------
                                                 James J. Murren
                                             Executive Vice President
                                            and Chief Financial Officer
                                           (principal accounting officer)