Form 10-Q
period 1998-09-30
MGM GRAND INC
filed 1998-11-10
CIK 789570

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED             SEPTEMBER 30, 1998
                               -------------------------------------------------

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Transition period from           -           to            -
                                ---------------------    -----------------------

 Commission File Number:                       0-16760
                         -------------------------------------------------------

                                MGM GRAND, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                     88-0215232
-----------------------------------           ----------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)

       3799 Las Vegas Boulevard South, Las Vegas, Nevada       89109
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at November 6, 1998
--------------------------------               ---------------------------------
  Common Stock, $.01 par value                           52,033,094 shares

                       MGM GRAND, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                   I N D E X

                                                                                Page
                                                                                ----
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Statements of
               Operations for the Three Months and Nine Months
               Ended September 30, 1998 and September 30, 1997...............      1

               Condensed Consolidated Balance Sheets
               at September 30, 1998 and December 31, 1997 ..................      2

               Condensed Consolidated Statements of
               Cash Flows for the Nine Months Ended
               September 30, 1998 and September 30, 1997 ....................      3

               Notes to Condensed Consolidated Financial
               Statements ...................................................    4-9

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations .............  10-15

PART II.  OTHER INFORMATION

     Item 6.   Legal Proceedings.............................................     16

               Signatures....................................................     16

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                    Three Months Ended              Nine Months Ended
                                                       September 30,                   September 30,
                                                --------------------------     ---------------------------
                                                    1998          1997            1998            1997
                                                -----------     ----------     ----------      -----------
REVENUES:
 Casino                                            $ 99,506       $115,192       $291,655        $335,396
 Rooms                                               42,575         40,999        126,668         127,420
 Food and beverage                                   27,087         23,915         75,630          69,342
 Entertainment, retail and other                     31,757         30,492         83,117          86,723
 Income from unconsolidated affiliate                 9,849         12,923         29,526          42,351
                                                   --------       --------       --------        --------
                                                    210,774        223,521        606,596         661,232
 Less: promotional allowances                        17,067         15,122         47,677          46,250
                                                   --------       --------       --------        --------
                                                    193,707        208,399        558,919         614,982
                                                   --------       --------       --------        --------

EXPENSES:
 Casino                                              54,063         52,948        163,304         164,480
 Rooms                                               12,265         11,942         36,066          34,770
 Food and beverage                                   17,692         14,695         48,212          40,949
 Entertainment, retail and other                     18,237         20,379         55,011          59,981
 Provision for doubtful accounts and discounts        8,378          8,405         26,151          22,735
 General and administrative                          27,606         27,377         78,316          77,616
 Depreciation and amortization                       20,570         16,234         56,314          47,626
                                                   --------       --------       --------        --------
                                                    158,811        151,980        463,374         448,157
                                                   --------       --------       --------        --------

OPERATING PROFIT BEFORE MASTER PLAN ASSET
 DISPOSITION AND CORPORATE EXPENSE                   34,896         56,419         95,545         166,825

 Master Plan asset disposition                            -         28,566              -          28,566
 Corporate expense (income)                             714         (3,466)         6,102           1,312
                                                   --------       --------       --------        --------
OPERATING INCOME                                     34,182         31,319         89,443         136,947
                                                   --------       --------       --------        --------

OTHER INCOME (EXPENSE):
 Interest income                                      2,910            381         12,120             961
 Interest expense, net of amounts capitalized        (7,691)             -        (17,735)         (1,242)
 Interest expense from unconsolidated affiliate      (2,117)        (2,511)        (6,473)         (7,519)
 Other, net                                            (641)          (205)        (1,788)           (649)
                                                   --------       --------       --------        --------
                                                     (7,539)        (2,335)       (13,876)         (8,449)
                                                   --------       --------       --------        --------

INCOME BEFORE PROVISION FOR INCOME TAXES
 AND EXTRAORDINARY ITEM                              26,643         28,984         75,567         128,498
 Provision for income taxes                          (9,591)       (10,290)       (27,854)        (46,655)
                                                   --------       --------       --------        --------
NET INCOME BEFORE EXTRAORDINARY ITEM                 17,052         18,694         47,713          81,843
 Loss on early extinguishment of debt, net
  of income tax benefit of $2,333                          -         (4,238)             -          (4,238)
                                                   --------       --------       --------        --------
NET INCOME                                         $ 17,052       $ 14,456       $ 47,713        $ 77,605
                                                   ========       ========       ========        ========

PER SHARE OF COMMON STOCK:
 Basic:
 Net income per share before extraordinary item    $   0.31       $   0.32       $   0.84        $   1.41
 Extraordinary item, net                                  -          (0.07)             -           (0.07)
                                                   --------       --------       --------        --------
  Net income per share                             $   0.31       $   0.25       $   0.84        $   1.34
                                                   ========       ========       ========        ========

 Weighted Average Shares Outstanding (000's)         54,765         57,973         56,907          57,912
                                                   ========       ========       ========        ========

 Diluted:
 Net income per share before extraordinary item    $   0.31       $   0.32       $   0.83        $   1.39
 Extraordinary item, net                                  -          (0.07)             -           (0.07)
                                                   --------       --------       --------        --------
  Net income per share                             $   0.31       $   0.25       $   0.83        $   1.32
                                                   ========       ========       ========        ========

 Weighted Average Shares Outstanding (000's)         55,390         58,812         57,659          58,799
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

                       MGM GRAND, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (Unaudited)

                                      ASSETS
                                                        September 30,               December 31,
                                                            1998                        1997
                                                        -------------               ------------
CURRENT ASSETS:
  Cash and cash equivalents                              $   90,772                  $   34,606
  Accounts receivable, net                                   56,668                      78,977
  Prepaid expenses and other                                  9,773                      10,452
  Inventories                                                12,701                      16,462
  Deferred tax asset                                         34,098                      30,294
                                                         ----------                  ----------
    Total current assets                                    204,012                     170,791
                                                         ----------                  ----------

PROPERTY AND EQUIPMENT, NET                               1,280,941                   1,032,708

OTHER ASSETS:
  Investments in unconsolidated affiliates, net             126,463                     108,121
  Excess of purchase price over fair market value
   of net assets acquired, net                               37,830                      38,598
  Deposits and other assets, net                             60,156                      48,156
                                                         ----------                  ----------
    Total other assets                                      224,449                     194,875
                                                         ----------                  ----------

                                                         $1,709,402                  $1,398,374
                                                         ==========                  ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $   20,859                  $   20,484
  Construction payable                                       17,276                      33,376
  Income taxes payable                                          741                           -
  Current obligation, capital leases                          5,514                       6,088
  Current obligation, long term debt                          9,729                      10,589
  Accrued interest on long term debt                          5,788                           -
  Other accrued liabilities                                  88,162                     110,953
                                                         ----------                  ----------
    Total current liabilities                               148,069                     181,490
                                                         ----------                  ----------

DEFERRED REVENUES                                             4,429                       4,743
DEFERRED INCOME TAXES                                        72,236                      58,831
LONG TERM OBLIGATION, CAPITAL LEASES                          2,993                       4,447
LONG TERM DEBT                                              536,026                      47,241
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock ($.01 par value, 75,000,000 shares
   authorized, 58,033,094 and 57,984,873
   shares issued and outstanding)                               580                         580
  Capital in excess of par value                            968,140                     966,487
  Treasury stock, at cost                                  (210,459)                          -
  Retained earnings                                         171,952                     124,239
  Other comprehensive income                                 15,436                      10,316
                                                         ----------                  ----------
    Total stockholders' equity                              945,649                   1,101,622
                                                         ----------                  ----------

                                                         $1,709,402                  $1,398,374
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

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                       ------------------------------
                                                                           1998               1997
                                                                       ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  47,713          $  77,606
  Adjustments to reconcile net income to net cash from
   operating activities:
    Master Plan asset disposition                                               -             28,566
    Loss on early extinguishment of debt                                        -              6,671
    Depreciation and amortization                                          56,549             47,731
    Amortization of debt offering costs                                     1,359                960
    Provision for doubtful accounts and discounts                          26,151             22,735
    Earnings in excess of distributions-unconsolidated affiliate          (18,933)           (22,212)
    Deferred income taxes                                                   9,601             22,373
    Change in assets and liabilities:
     Accounts receivable                                                   (3,842)            12,956
     Inventories                                                            2,947             (3,210)
     Prepaid expenses and other                                               679              2,522
     Income taxes payable                                                     741            (16,122)
     Accounts payable, accrued liabilities and other                      (18,970)           (53,145)
     Currency translation adjustment                                          246                407
                                                                        ---------          ---------
      Net cash from operating activities                                  104,241            127,737
                                                                        ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                    (297,624)          (119,084)
  Disposition of property and equipment, net                                  533                130
  Investments in unconsolidated affiliates                                      -             (7,183)
  Change in construction payable                                          (16,100)                86
  Change in deposits and other assets, net                                (18,977)             2,693
                                                                        ---------          ---------
      Net cash from investing activities                                 (332,068)          (123,458)
                                                                        ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments to banks and others                                           (7,201)            (9,192)
  Issuance of long term debt                                              500,000                  -
  Borrowings under bank line of credit                                     31,000             23,000
  Repayments of bank line of credit                                       (31,000)           (23,000)
  Purchase of treasury stock                                             (210,459)                 -
  Issuance of common stock                                                  1,653              2,494
                                                                        ---------          ---------
      Net cash from financing activities                                  283,993             (6,698)
                                                                        ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       56,166             (2,419)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           34,606             61,412
                                                                        ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  90,772          $  58,993
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

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

          MGM Grand, Inc. (the "Company") is a Delaware corporation, incorporated on January 29, 1986. As of September 30, 1998, approximately 73% of the outstanding shares of the Company's common stock were owned by Kirk Kerkorian and Tracinda Corporation ("Tracinda"), a Nevada corporation wholly owned by Kirk Kerkorian.

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

          Through its wholly-owned subsidiary, MGM Grand South Africa, Inc., the Company manages three casinos throughout various provinces of the Republic of South Africa. The casino in Nelspruit began operations on October 15, 1997, the casino in Witbank began operations on March 10, 1998 and the casino in Johannesburg began operations on September 28, 1998. The Company receives development and management fees from its partner, Tsogo Sun Gaming & Entertainment, which is responsible for providing all project costs.

          Through its wholly-owned subsidiary, MGM Grand Detroit, Inc., the Company and its local partners in Detroit, Michigan, formed MGM Grand Detroit, LLC ("MGM Grand Detroit") to develop a hotel/casino and entertainment complex at an approximate cost of $800 million. On November 20, 1997, MGM Grand Detroit was chosen as a finalist for a development agreement to construct, own and operate one of Detroit's three new casinos. On April 9, 1998, the Detroit City Council approved MGM Grand Detroit's development agreement with the City of Detroit. Construction of the project is subject to the receipt of various governmental approvals. The plans for the permanent facility call for an 800-room hotel, a 100,000 square-foot casino, signature restaurants and retail outlets, a showroom and other entertainment venues. On July 22, 1998, the Michigan Gaming Control Board adopted a resolution which allows the issuance of casino licenses to conduct gaming operations in temporary facilities. Pending receipt of a license, MGM Grand Detroit anticipates the opening of a temporary gaming facility in the summer of 1999.

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

          In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998, and the results of operations for the three month and nine month periods ended September 30, 1998 and 1997. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

          Recently issued Statement of Position - In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-up Activities." The new standard requires that all companies expense costs of start-up activities as those costs are incurred. The term "start-up" includes pre-opening, pre-operating and organization activities. Previously, the Company had capitalized these items until the development of the property was substantially complete and ready to open, at which time the cumulative costs were expensed. As of September 30, 1998, the Company capitalized start-up costs of $.7 million related to Atlantic City and $9.1 million related to Detroit. The Company will adopt SOP 98-5 in the first quarter of fiscal year 1999.

          Certain reclassifications have been made to prior period financial statements to conform with the 1998 presentation, which have no effect on previously reported net income.

     NOTE 2.   STATEMENTS OF CASH FLOWS

          For the nine months ended September 30, 1998 and 1997, cash payments made for interest were $22.1 million and $6.2 million, respectively.

          Cash payments made for state and federal taxes for the nine months ended September 30, 1998 and 1997 were $9.4 million and $36.1 million, respectively.

     NOTE 3.   LONG TERM DEBT AND NOTES PAYABLE

     Long term debt consisted of the following (in thousands):

                                                                   September 30,       December 31,
                                                                       1998                1997
                                                                   -------------       ------------
     Australian Hotel/Casino Loan, due December 1, 2000              $ 45,755            $ 57,830
     6.95% Senior Collateralized Notes, due February 1, 2005          300,000                   -
     6.875% Senior Collateralized Notes, due February 6, 2008         200,000                   -
                                                                     --------            --------
                                                                      545,755              57,830
     Less: Current Maturities                                          (9,729)            (10,589)
                                                                     --------            --------
                                                                     $536,026            $ 47,241
                                                                     ========            ========

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


     NOTE 3.   LONG TERM DEBT AND NOTES PAYABLE (CONTINUED)

          Total interest incurred for the first nine months of 1998 was $29.3 million of which $11.6 million was capitalized, and $7.1 million was incurred for the first nine months of 1997 of which $5.9 million was capitalized. During the first nine months of 1998 and 1997, the Company recognized interest expense from its unconsolidated affiliate of $6.5 million and $7.5 million, respectively.

          On July 1, 1996, the Company secured a $500 million Senior Reducing Revolving Credit Facility with BA Securities (the "Facility"), an affiliate of Bank of America NT&SA. In August 1996, the Facility was increased to $600 million. In July 1997, the Facility was amended, extended and increased to $1.25 billion (the "New Facility"), with provisions to allow an increase of the New Facility to $1.5 billion as well as to allow additional pari passu debt financing up to $500 million. As a result of the New Facility, the Company recognized an extraordinary loss of approximately $4.2 million, net of tax benefits, of unamortized debt costs from the Facility during the third quarter of 1997. The New Facility contains various restrictive covenants on the Company which include the maintenance of certain financial ratios and limitations on additional debt, dividends, capital expenditures and disposition of assets. The New Facility also restricts certain acquisitions and similar transactions. Interest on the New Facility is based on the bank reference rate or Eurodollar rate. The New Facility matures in December 2002, with the opportunity to extend the maturity for successive one year periods. During the nine months ended September 30, 1998, $31 million was drawn down and repaid against the New Facility, and no amounts remained outstanding as of September 30, 1998.

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

          The Australian bank facility originally provided a total availability of approximately $62.2 million (AUD $105 million), which has been reduced by principal payments totaling $19 million (AUD $28.4 million) made in accordance with the terms of the bank facility, including $7.2 million (AUD $12.2 million) during the nine months ended September 30, 1998. As of September 30, 1998, $45.8 million (AUD $77.3 million) remained outstanding. The bank facility includes funding for general corporate purposes. Interest on the bank facility is based on the Australian Bank Bill rate. The indebtedness, for which a bank agreement has been reached to extend maturity to December 2002, has been wholly guaranteed by the Company.

               MGM Grand Australia has an $11.8 million (AUD $20 million) uncommitted standby line of credit, with a funding period of 91 days for working capital purposes. No amount was outstanding during the nine months ended September 30, 1998.

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

     with financial covenants, the Partners will make cash infusions which are sufficient to bring NYNY LLC into compliance with the financial covenants. During the first nine months of 1998, $49.5 million in principal repayments were made by NYNY LLC. As of September 30, 1998 and December 31, 1997, a total of $195.6 million and $245.1 million was outstanding, respectively. On January 21, 1997, NYNY LLC completed an additional $20 million equipment financing with a financial institution. As of September 30, 1998 and December 31, 1997, $15.2 million and $17.5 million were outstanding related to the equipment financing, respectively.

     NOTE 4.   ISSUANCE OF COMMON STOCK

          On May 7, 1996, the Company made a commitment to grant 15 shares of Company common stock to each of its employees in exchange for continued active employment through the one year anniversary date of the commitment. As a result of the stock grant commitment, deferred compensation was charged to stockholders' equity and amortized monthly to compensation expense over the one year commitment period. On May 7, 1997, 99,045 shares were issued to employees as a result of the commitment. Over the life of the commitment, approximately $4 million was amortized to expense, of which $1.1 million of such expense was recognized during the nine months ended September 30, 1997.

          In 1995, the Company entered into an agreement with Don King Productions, Inc. ("DKP"), to present six of Mike Tyson's fights. Pursuant to the agreement, the Company made a non-interest bearing working capital advance of $15 million to DKP, sold to DKP 618,557 treasury shares of the Company's common stock (the "Shares") for $15 million, and provided a guaranteed future share price. The original agreement was amended during 1996, the Shares were placed in the custody of an independent trustee, and the Company and DKP subsequently determined to terminate the agreement. On September 25, 1997, the Shares were sold to Tracinda for an aggregate consideration of $27.5 million, the Company was repaid the $15 million working capital advance and the remaining consideration in the amount of $12.5 million was paid to DKP. As a result of this transaction, the Company reversed approximately $5.9 million of previously expensed stock price guarantee amortization during 1997.

           On June 23, 1998, the Company announced a $35.00 per share cash tender offer for up to 6 million shares of Company common stock as part of a 12 million share repurchase program. The offer commenced on July 2, 1998 and expired on July 31, 1998. A total of 10.8 million shares of the Company's common stock were tendered, and accordingly, the shares were prorated. The total acquisition cost of the tendered shares was approximately $210.5 million. The Company anticipates that, depending on market conditions, the remaining 6 million shares in the repurchase program may be acquired in the open market, in private transactions, through a tender offer, offers or otherwise.


     NOTE 5.   COMPREHENSIVE INCOME

          Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, requires that the Company disclose comprehensive income and its components. The objective of SFAS 130 is to report a measure of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with stockholders. Comprehensive income is the total of net income and all other non-stockholder changes in equity ("Other Comprehensive Income").

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     NOTE 5.   COMPREHENSIVE INCOME (CONTINUED)

          The Company has recorded currency translation adjustments as Other Comprehensive Income in the accompanying financial statements. Comprehensive income is calculated as follows (in thousands):

                                          Three Months Ended         Nine Months Ended
                                              September 30,            September 30,
                                          -------------------       -------------------
                                            1998        1997          1998        1997
                                          -------     -------       -------     -------
     Net income                           $17,052     $14,456       $47,713     $77,605
     Currency translation adjustment        2,157       2,564         5,120       7,399
                                          -------     -------       -------     -------
     Comprehensive income                 $19,209     $17,020       $52,833     $85,004
                                          =======     =======       =======     =======

     NOTE 6.   EARNINGS PER SHARE

          The Company calculates earnings per share ("EPS") in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS 128") Earnings per Share. SFAS 128 presents two EPS calculations: (i) basic earnings per common share which is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented, and (ii) diluted earnings per common share which is determined on the assumptions that options issued to employees are exercised and repurchased at the average price for the periods presented (in thousands except per share amounts):

                                                 Three Months Ended         Nine Months Ended
                                                     September 30,            September 30,
                                                 -------------------       -------------------
                                                   1998        1997          1998        1997
                                                 -------     -------       -------     -------
     Net Income                                  $17,052     $14,456       $47,713     $77,605
                                                 =======     =======       =======     =======
     Weighted Average Basic Shares                54,765      57,973        56,907      57,912
                                                 =======     =======       =======     =======
     Basic Earnings per Share                    $  0.31     $  0.25       $  0.84     $  1.34
                                                 =======     =======       =======     =======
     Weighted Average Diluted Shares              55,390      58,812        57,659      58,799
                                                 =======     =======       =======     =======
     Diluted Earnings per Share                  $  0.31     $  0.25       $  0.83     $  1.32
                                                 =======     =======       =======     =======

          Weighted average diluted shares include the following: options to purchase 625,000 and 839,000 shares issued to employees for the three month periods ended September 30, 1998 and 1997, respectively; 752,000 and 848,000 for the nine month periods ended September 30, 1998 and 1997, respectively; and employee grant shares (see Note 4) of 39,000 for the nine month period ended September 30, 1997.

     NOTE 7.   INVESTMENT IN UNCONSOLIDATED AFFILIATE

          The Company and Primadonna each hold a 50% interest in a joint venture which owns and operates the NYNY (see Note 1). The hotel/casino opened to the public on January 3, 1997. The Company contributed land on which the property is located and cash totaling $70.7 million. The joint venture initially secured bank financing of $285 million and term loan financing of $20 million (see Note 3), and the joint venture Partners executed a Keep-Well Agreement in conjunction with the financing.

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     NOTE 7.   INVESTMENT IN UNCONSOLIDATED AFFILIATE (CONTINUED)

     Summary condensed financial information for NYNY LLC is as follows (in thousands):

                             Three Months Ended September 30,   Nine Months Ended September 30,
                                   1998           1997                1998           1997
                                 --------       --------            --------       --------
     Net Revenues                $ 55,851       $ 61,709            $164,584       $196,978
                                 ========       ========            ========       ========
     Operating Income            $ 19,745       $ 25,998            $ 59,082       $ 84,833
                                 ========       ========            ========       ========
     Interest Expense, net       $  4,234       $  5,023            $ 12,946       $ 15,039
                                 ========       ========            ========       ========
     Net Income                  $ 15,511       $ 20,975            $ 46,136       $ 69,794
                                 ========       ========            ========       ========

                                        As of                     As of
                                 September 30, 1998         December 31, 1997
                                 ------------------        ------------------
     Total Assets                    $455,411                     $470,252
                                     ========                     ========
     Long Term Debt                  $208,304                     $246,403
                                     ========                     ========
     Members' Equity                 $221,247                     $183,350
                                     ========                     ========

     NOTE 8.   MASTER PLAN ASSET DISPOSITION

          As a result of the MGM Grand Las Vegas property construction enhancements associated with the transformation of the facility into "The City of Entertainment", the Company wrote-off assets during the third quarter of 1997. The net book value of these assets was $28.6 million (pre-tax) which included the original swimming pool facility to be replaced by the Mansion at the MGM Grand, consisting of 29 suites and villas, and certain theme park assets on the site intended for a 500 room Ritz-Carlton Hotel.

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

                                                              (in thousands)               (in thousands)
                                                            Three Months Ended           Nine Months Ended
                                                               September 30,                September 30,
                                                           ---------------------       ---------------------
                                                             1998         1997           1998         1997
                                                           --------     --------       --------     --------
Net Revenues:
  MGM Grand Las Vegas                                      $173,758     $185,754       $502,639     $546,972
  MGM Grand Australia                                         9,228        9,814         25,033       26,336
  MGM Grand South Africa                                      1,305            -          2,564            -
  Income from unconsolidated affiliate                        9,849       12,923         29,526       42,351
  Eliminations and other                                       (433)         (92)          (843)        (677)
                                                           --------     --------       --------     --------
                                                           $193,707     $208,399       $558,919     $614,982
                                                           ========     ========       ========     ========
Operating Profit (Loss):
  MGM Grand Las Vegas                                      $ 21,654     $ 41,595       $ 59,080     $121,915
  MGM Grand Australia                                         2,423        1,901          5,403        2,559
  MGM Grand South Africa                                        970            -          1,536            -
  Income from unconsolidated affiliate                        9,849       12,923         29,526       42,351
                                                           --------     --------       --------     --------
                                                             34,896       56,419         95,545      166,825

  Master Plan asset disposition                                   -       28,566              -       28,566
  Corporation expense (income)                                  714       (3,466)         6,102        1,312
                                                           --------     --------       --------     --------
Operating income                                             34,182       31,319         89,443      136,947

Interest income                                               2,910          381         12,120          961
Interest expense, net of amounts capitalized                 (7,691)           -        (17,735)      (1,242)
Interest expense from unconsolidated affiliate               (2,117)      (2,511)        (6,473)      (7,519)
Other, net                                                     (641)        (205)        (1,788)        (649)
                                                           --------     --------       --------     --------
Income before provision for income taxes and
 extraordinary item                                          26,643       28,984         75,567      128,498

  Provision for income taxes                                 (9,591)     (10,290)       (27,854)     (46,655)
                                                           --------     --------       --------     --------
Net income before extraordinary item                         17,052       18,694         47,713       81,843
  Extraordinary item, net                                         -       (4,238)             -       (4,238)
                                                           --------     --------       --------     --------
Net income                                                 $ 17,052     $ 14,456       $ 47,713     $ 77,605
                                                           ========     ========       ========     ========

                       MGM GRAND, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     QUARTER VERSUS QUARTER

          Net revenues for the third quarter of 1998 were $193.7 million, representing a decrease of $14.7 million (7.1%) when compared with $208.4 million during the same period last year. The decrease in net revenues was largely due to lower casino and retail revenues, and lower earnings from the Company's 50% ownership in NYNY (see Note 1), somewhat offset by higher food and beverage revenues.

          Consolidated casino revenues for the third quarter of 1998 were $99.5 million, representing a decrease of $15.7 million (13.6%) when compared with $115.2 million during the same period in the prior year. MGM GRAND LAS VEGAS casino revenues were $92.2 million, representing a decrease of $15.4 million (14.3%) when compared with $107.6 million during the same period in the prior year. The reduction in casino revenues at MGM Grand Las Vegas was a result of lower baccarat volume and win percentage. MGM GRAND AUSTRALIA reported casino revenues of $7.3 million, representing a decrease of $.3 million (3.9%) when compared with $7.6 million during the same period in the prior year. The reduction of casino revenue was a result of lower average exchange rate in the current year's quarter (.5989), compared with a higher average rate in the prior year's quarter (.7356).

          Consolidated room revenues were $42.6 million for the third quarter of 1998 compared with $41 million in the prior year's third quarter, representing an increase of $1.6 million (3.9%). MGM GRAND LAS VEGAS room revenues were $42 million, representing an increase of $1.7 million (4.2%) when compared with $40.3 million in the same period of the prior year. The increase was primarily due to a higher average room rate for the 1998 third quarter of $94 compared with $90 for the 1997 third quarter. The increase was partially offset by a decrease in occupancy to 97.8% for the third quarter of 1998 when compared with 99% in the same period of the prior year. MGM GRAND AUSTRALIA room revenues decreased $.2 million (25%) from $.8 million in 1997 to $.6 million in 1998 due to lower room rates and average exchange rate, somewhat offset by higher occupancy.

          Consolidated food and beverage revenues were $27.1 million in the third quarter of 1998, representing an increase of $3.2 million (13.4%) when compared with $23.9 million in the third quarter of the prior year. The increase was attributable to MGM GRAND LAS VEGAS which had food and beverage revenues of $25.5 million during the third quarter of 1998, representing an increase of $3.3 million (14.9%) when compared with $22.2 million in the third quarter of 1997. This increase resulted from the banquet revenue generated from the Conference Center which opened on April 16, 1998, and the operation of the Studio 54 night club which opened late December 1997. MGM GRAND AUSTRALIA reported food and beverage revenues of $1.6 million, which were slightly lower when compared with the same period in the prior year due to a lower average exchange rate in the current year.

          Consolidated entertainment, retail and other revenues increased $1.3 million (4.3%) from $30.5 million in the 1997 period to $31.8 million in the 1998 period. The increase is primarily a result of strengthened MGM GRAND LAS VEGAS entertainment revenues and the addition of management and development fees from MGM GRAND SOUTH AFRICA of $1.3 million. These increases were partially offset by decreases in theme park revenues due to the abbreviated seasonal operating schedule during this year's quarter.

          Income from unconsolidated affiliate was $9.8 million for the third quarter of 1998, compared with $12.9 million in 1997, representing the Company's 50% share of NYNY's operating income. The reduction of earnings from NYNY is a result of the unprecedented public response in the prior (first) year of operations.

                       MGM GRAND, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     QUARTER VERSUS QUARTER (CONTINUED)

          Consolidated operating expenses (before Master Plan asset disposition and Corporate expenses) were $158.8 million in the third quarter of 1998, representing an increase of $6.8 million (4.5%) when compared with $152 million for the same period last year. The overall increase was attributable to MGM GRAND LAS VEGAS which included increased depreciation expense and operating expenses due to Master Plan assets placed in service and higher food and beverage expenses associated with increased revenues. The increases were somewhat offset by decreases in retail expenses in the current year's quarter due to the abbreviated seasonal operating schedule of the theme park. MGM GRAND AUSTRALIA operating expenses decreased from $7.9 million in the 1997 period to $6.8 million in the 1998 period as a result of continuing cost containment efforts and lower average exchange rate in the current year.

          Master Plan asset disposition relates to the write-off of various assets related to the transformation of MGM Grand Las Vegas into "The City of Entertainment." The prior year's quarter write-off of $28.6 million (pre-tax) is the result of management's decision to enhance and expand the Master Plan project from $250 million to over $700 million.

          Corporate expense for 1998 was $.7 million compared with income of $3.5 million in 1997, representing an increase of $4.2 million. The 1997 third quarter corporate expense was reduced by a $5.9 million reversal of previously expensed stock price guarantee amortization (see Note 4), which was somewhat offset by a payroll-related reversal of $1.6 million in the 1998 period.

          Interest income of $2.9 million for the three months ended September 30, 1998 increased by $2.5 million from $.4 million in the third quarter of 1997. The increase was attributable to higher invested cash balances primarily from the proceeds of the Senior Collateralized Notes (see Note
     3).
          Interest expense in the third quarter of 1998 was $7.7 million (net of amounts capitalized) compared with no interest expense in the same period of 1997, reflecting the issuance of the Senior Collateralized Notes (see
     Note 3). Also, the Company recognized interest expense from unconsolidated affiliate of $2.1 million during the 1998 period compared with $2.5 million in 1997, reflecting a reduced outstanding balance on the NYNY facility (see
     Note 3).

          Extraordinary loss in the prior year's third quarter of $4.2 million, net of income tax benefit, reflects the write-off of unamortized debt costs from the previous $600 million credit facility (see Note 3).

     NINE MONTHS VERSUS NINE MONTHS

          Net revenues for the nine months ended September 30, 1998 were $558.9 million, representing a decrease of $56.1 million (9.1%) when compared with $615 million during the same period last year. The decrease in net revenues was largely due to lower casino, other retail revenue, and lower earnings from the Company's 50% ownership in NYNY (see Note 1), somewhat offset by higher food and beverage revenues.

          Consolidated casino revenues for the nine months ended September 30, 1998 were $291.7 million, representing a decrease of $43.7 million (13%) when compared with $335.4 million during the same period in the prior year. MGM GRAND LAS VEGAS casino revenues were $271.7 million, representing a decrease of $43.3 million (13.7%) when compared with $315 million during the same period in the prior year. The reduction in casino revenues at MGM Grand Las Vegas was a result of lower table game and baccarat volume and

                       MGM GRAND, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     NINE MONTHS VERSUS NINE MONTHS (CONTINUED)

     win percentages. MGM GRAND AUSTRALIA reported casino revenues of $20 million which was $.4 million lower than the same period in the prior year, primarily due to a lower average exchange rate in the current year (.6317) and a higher average exchange rate in 1997 (.7609).

          Consolidated room revenues for the period were $126.7 million compared with $127.4 million for the same period in 1997, representing a decrease of $.7 million (.5%). MGM GRAND LAS VEGAS room revenues were $125.4 million, representing a decrease of $.4 million (.3%) when compared with $125.8 million in the same period of the prior year. The decrease was due to a lower average room rate for the 1998 period of $97 compared with $98 in 1997. MGM GRAND AUSTRALIA room revenues were $1.4 million for the nine months ended September 30, 1998, representing a decrease of $.4 million (22.2%) when compared with $1.8 million for the prior year period, due to lower room rates and average exchange rates partially offset by higher occupancy.

          Consolidated food and beverage revenues for the period were $75.6 million, representing an increase of $6.3 million (9.1%) when compared with $69.3 million for the same period of the prior year. The increase was attributable to MGM GRAND LAS VEGAS which had food and beverage revenues of $71.5 million during the current period, representing an increase of $7.2 million (11.2%) when compared with $64.3 million in the same period of 1997. This increase resulted from the Company's decision to operate the Studio Cafe coffee shop which during the 1997 period had been a leased facility until March 1997, the opening of the Studio 54 night club in late December 1997, and banquets from the Conference Center which opened in April 1998. MGM GRAND AUSTRALIA reported food and beverage revenues of $4.3 million, representing a decrease of $.9 million (17.3%) when compared with $5.2 million during the same period in the prior year as a result of lower average exchange rate in the current year.

          Consolidated entertainment, retail and other revenues decreased $3.6 million (4.2%) from $86.7 million in the 1997 period to $83.1 million in the 1998 period. The decrease in entertainment, retail and other revenues is a result of lower MGM GRAND LAS VEGAS theme park revenues from reduced covers and the abbreviated seasonal operating schedule during the current third quarter. The decrease was partially offset by increases in entertainment revenues from events in the Grand Garden Arena, increased EFX attendance, increased convention entertainment /audio visual revenue, and the addition of management and development fees from MGM GRAND SOUTH AFRICA.

          Income from unconsolidated affiliate was $29.5 million for the nine months ended September 30, 1998, compared with $42.4 million in 1997, representing the Company's 50% share of NYNY's operating income. The reduction of earnings from NYNY is a result of the unprecedented public response in the prior (first) year of operations.

          Consolidated operating expenses (before Master Plan asset disposition and Corporate expenses) for the 1998 period were $463.4 million, representing an increase of $15.2 million (3.4%) when compared with $448.2 million for the same period last year. The overall increase was attributable to MGM GRAND LAS VEGAS which had higher operating expenses in the 1998 period as a result of higher food and beverage expenses associated with the addition of Studio 54 and the longer operating period for the Studio Cafe and higher banquets expense for the Conference Center. Additionally, provisions for doubtful accounts were higher due to changes in anticipated collectability of receivables and uncertain economic conditions in Asia, higher depreciation expense due to Master Plan assets placed in service and room expenses for the addition of sales staffing for

                       MGM GRAND, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     NINE MONTHS VERSUS NINE MONTHS (CONTINUED)

     the Conference Center. These increases were partially offset by lower casino expenses due to a reduction in casino taxes, as well as decreased retail expenses relating to the lower retail revenue. MGM GRAND AUSTRALIA operating expenses decreased $4.2 million (17.6%) from $23.8 million in the 1997 period to $19.6 million in the 1998 period as a result of continuing cost containment efforts and lower average exchange rate in the current year.

          Master Plan asset disposition relates to the write-off of various assets related to the transformation of MGM Grand Las Vegas into "The City of Entertainment." The prior year's quarter write-off of $28.6 million (pre-tax) is the result of management's decision to enhance and expand the Master Plan project from $250 million to over $700 million.

          Corporate expense for the 1998 period was $6.1 million compared with $1.3 million in 1997, representing an increase of $4.8 million. The increase was due to higher operating expenses in the current year and the $5.9 million reversal of the stock price guarantee amortization that occurred in the prior year. This was somewhat offset by the current year's quarter payroll-related reversal of $1.6 million.

          Interest income of $12.1 million for the period ended September 30, 1998 increased by $11.1 million from $1 million in the same period of 1997. The increase was attributable to higher invested cash balances primarily from the proceeds of the Senior Collateralized Notes (see Note
     3).

          Interest expense for the nine months ended September 30, 1998 of $17.7 million (net of amount capitalized) increased by $16.5 million when compared with $1.2 million (net of amount capitalized) in the same period of 1997. The increase in the 1998 period was primarily due to the issuance of the Senior Collateralized Notes (see Note 3). Also, the Company recognized interest expense from unconsolidated affiliate of $6.5 million during the 1998 period compared with $7.5 million in 1997, reflecting a reduced outstanding balance on the NYNY facility (see Note 3).

          Extraordinary loss in the prior year's third quarter of $4.2 million, net of income tax benefit, reflects the write-off of unamortized debt costs from the previous $600 million credit facility (see Note 3).

     LIQUIDITY AND CAPITAL RESOURCES

          As of September 30, 1998 and December 31, 1997, the Company held cash and cash equivalents of $90.8 million and $34.6 million, respectively.
     Cash provided by operating activities for the first nine months of 1998 was $104.2 million compared with $127.7 million for the same period of 1997.

          On May 6, 1996, MGM Grand Las Vegas announced details of a 30-month, $250 million Master Plan designed to transform the facility into "The City of Entertainment." The Master Plan, which on June 3, 1997 was enhanced and increased to more than $700 million, calls for a new 1,500-room "Marriott Marquis"; expansion of the resort's casino capacity by nearly 20 percent to more than 200,000 square feet; and a "Mansion at the MGM Grand" offering 29 exclusive suites and villas. The Company's 380,000 square foot state-of-the-art conference center opened in April 1998, and the 50 foot tall polished bronze lion sculpture along with the "Entertainment Casino" (previously known as the Emerald City casino) were completed during the first quarter of 1998. Additionally, the new pool and spa complex was completed and opened for operations in July 1998. Approximately $309.4

                       MGM GRAND, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     million is anticipated to be expended during 1998 related to the Master Plan, of which $255.7 million had been expended through September 30, 1998.

          Capital expenditures during the first nine months of 1998 were $297.5 million, consisting primarily of $24.6 million related to MGM Grand Las Vegas for general property improvements, $255.7 million for the Master Plan project, $11.7 million related to the purchase of a Company airplane, $1.3 million at MGM Grand Australia for general property improvements and $4.2 million for MGM Grand Atlantic City land acquisition costs and pre-construction activities. Anticipated capital expenditures remaining for 1998 are approximately $105.4 million, consisting of approximately $53.7 million related to the Master Plan, approximately $20.9 million related to general property improvements for MGM Grand Las Vegas, approximately $29 million for MGM Grand Detroit, approximately $1.6 million related to land acquisitions and pre-construction activities for MGM Grand Atlantic City and approximately $.2 million for MGM Grand Australia.

          On June 23, 1998, the Company announced a $35.00 per share cash tender offer for up to 6 million shares of Company common stock as part of a 12 million share repurchase program. The offer commenced on July 2, 1998 and expired on July 31, 1998. Based upon the final results, 10.8 million shares of the Company's common stock were tendered, and accordingly, the shares were prorated. The total acquisition cost of the tendered shares was approximately $210.5 million. The Company anticipates that, depending on market conditions, the remaining 6 million shares in the repurchase program may be acquired in the open market, in private transactions, through a tender offer, offers or otherwise.

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

                       MGM GRAND, INC. AND SUBSIDIARIES

     PART II.  OTHER INFORMATION

     Items 2, 3, 4, 5 and 6 of Part II are not applicable.

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


                                                      MGM GRAND, INC.
                                           -------------------------------------
                                                       (Registrant)



     Date:  November 10, 1998              /s/    ALEJANDRO YEMENIDJIAN
                                           -------------------------------------
                                                  Alejandro Yemenidjian
                                                      President and
                                                 Chief Operating Officer



     Date:  November 10, 1998              /s/        JAMES J. MURREN
                                           -------------------------------------
                                                      James J. Murren
                                                 Executive Vice President
                                                and Chief Financial Officer
                                              (principal accounting officer)