Form 10-Q/A
period 1998-09-30
MGM GRAND INC
filed 1998-11-12
CIK 789570

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at November 6, 1998
--------------------------------               ---------------------------------
  Common Stock, $.01 par value                           52,033,094 shares

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                       ------------------------------
                                                                           1998               1997
                                                                       ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  47,713          $  77,605
  Adjustments to reconcile net income to net cash from
   operating activities:
    Master Plan asset disposition                                               -             28,566
    Loss on early extinguishment of debt                                        -              6,571
    Depreciation and amortization                                          56,549             47,731
    Amortization of debt offering costs                                     1,359                960
    Provision for doubtful accounts and discounts                          26,151             22,735
    Earnings in excess of distributions-unconsolidated affiliate          (18,933)           (22,212)
    Deferred income taxes                                                   9,601             22,373
    Change in assets and liabilities:
     Accounts receivable                                                   (3,842)            12,956
     Inventories                                                            2,947             (3,210)
     Prepaid expenses and other                                               679              2,522
     Income taxes payable                                                     741            (16,122)
     Accounts payable, accrued liabilities and other                      (18,970)           (53,145)
     Currency translation adjustment                                          246                407
                                                                        ---------          ---------
      Net cash from operating activities                                  104,241            127,737
                                                                        ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                    (297,524)          (119,084)
  Disposition of property and equipment, net                                  533                130
  Investments in unconsolidated affiliates                                      -             (7,183)
  Change in construction payable                                          (16,100)                86
  Change in deposits and other assets, net                                (18,977)             2,593
                                                                        ---------          ---------
      Net cash from investing activities                                 (332,068)          (123,458)
                                                                        ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments to banks and others                                           (7,201)            (9,192)
  Issuance of long term debt                                              500,000                  -
  Borrowings under bank line of credit                                     31,000             23,000
  Repayments of bank line of credit                                       (31,000)           (23,000)
  Purchase of treasury stock                                             (210,459)                 -
  Issuance of common stock                                                  1,653              2,494
                                                                        ---------          ---------
      Net cash from financing activities                                  283,993             (6,698)
                                                                        ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       56,166             (2,419)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           34,606             61,412
                                                                        ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  90,772          $  58,993
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