Form 10-Q/A
period 1998-09-30
MGM GRAND INC
filed 1999-01-27
CIK 789570

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 2

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 30, 1998
                               -------------------------------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the Transition period from        -        to             -
                               ---------------     ------------------------

Commission File Number:                      0-16760
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

          Class                                 Outstanding at January 25, 1999
-------------------------------------         ----------------------------------
Common Stock, $.01 par value                         58,033,094 shares

                       MGM GRAND, INC. AND SUBSIDIARIES

          Items 1 and 3 of Part I are not applicable to this Amendment No. 2. (None of the Items in Part II are applicable to this Amendment No. 2)

          The undersigned registrant hereby amends, in its entirety, Item 2 of
     Part I of the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 1998 to read as follows:

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

     OTHER MATTERS

     Year 2000 Disclosure

          The Year 2,000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year, which may result in system failures and disruptions to operations at January 1, 2000. The Company is assessing its Year 2,000 readiness through an ongoing Year 2,000 Remediation Program that addresses information technology systems as well as systems outside of the information technology area. The Year 2,000 Remediation Program takes into consideration all locations where the Company has operations. The Year 2,000 Remediation Program includes continuing assessment of the Company's Year 2,000 issues, contacting the suppliers of certain systems to determine the timing of applicable upgrades, and implementing applicable Year 2,000 upgrades which are currently available.

          The Company has initiated formal communications with its significant suppliers to determine the extent to which the Company is vulnerable to third party failure to remediate their own Year 2,000 issues. In conjunction with this effort, the Company is assessing the potential impact of such third party Year 2,000 issues. There can be no guarantee that the systems of third parties on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

          The Company's Year 2,000 Remediation Program may require enhancements to ensure there is no disruption to the Company's operations, however, the financial impact of making such enhancements is not expected to be material to the Company's financial position or results of operations. During the current year, the Company has not incurred cost to modify existing computer systems, however, it is estimated that approximately $700,000 will be incurred in 1999.

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


                                                      MGM GRAND, INC.
                                           -------------------------------------
                                                       (Registrant)



     Date:  January 27, 1999               /s/       SCOTT LANGSNER
                                           -------------------------------------
                                                     Scott Langsner
                                                  Secretary/Treasurer