Form 10-K405
period 1998-12-31
MGM GRAND INC
filed 1999-03-22
CIK 789570

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
    For the fiscal year ended December 31, 1998.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from           to

                        Commission file number 0-16760

                               ----------------

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

                               ----------------

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

                                     None

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of Registrant's Common Stock held by non-affiliates (based on the closing price on the New York Stock Exchange-Composite Transactions on March 11, 1999) was approximately $929.3 million. As of March 11, 1999, 61,758,829 shares of Registrant's Common Stock, $.01 par value, were outstanding.

  Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1998 are incorporated by reference into Part II of this Form 10-
K. Portions of the Registrant's Proxy Statement dated March 31, 1999 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

Safe Harbor Provisions

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-K contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the MGM Grand, Inc. (the "Company"). These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions (including sensitivity to fluctuations in foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including legalization of gaming in certain jurisdictions) and the requirement to apply for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).

General

  The Company was organized as a Delaware corporation on January 29, 1986.

  Through its wholly-owned subsidiary, MGM Grand Hotel, Inc., the Company owns and operates the MGM Grand Las Vegas, a hotel/casino entertainment complex offering a full range of destination resort amenities. The resort is located on approximately 116 acres at the northeast corner of Las Vegas Boulevard South (the "Strip") and Tropicana Avenue, the "New Four Corners," in Las Vegas, Nevada, across the street from New York-New York Hotel and Casino.

  Through its wholly-owned subsidiary, MGM Grand Australia Pty Ltd., the Company owns and operates the MGM Grand Australia, a hotel/casino resort in Darwin, Australia. MGM Grand Australia is located on 18 acres of beachfront property on the north central coast of Australia.

  Through February 28, 1999, the Company and Primadonna Resorts, Inc. ("Primadonna Resorts") each owned 50% of New York-New York Hotel and Casino, LLC. ("NYNY LLC"), which completed development of the $460 million architecturally distinctive themed destination resort called New York-New York Hotel and Casino ("NYNY") in December 1996. NYNY opened on January 3, 1997, and is located on approximately 20 acres at the northwest corner of Tropicana Avenue and the Strip, across from MGM Grand Las Vegas. On March 1, 1999, the Company completed a merger with Primadonna Resorts, thereby acquiring the other 50% of NYNY LLC as well as three hotel/casino resorts in Primm, Nevada and two championship golf courses nearby in California. The merger provided Primadonna Resorts' shareholders 0.33 shares of the Company's common stock for each share of Primadonna Resorts common stock held, which resulted in the issuance of a total of approximately 9.5 million shares of the Company's stock on March 1, 1999.

  Through its wholly-owned subsidiary, MGM Grand South Africa, Inc., the Company manages temporary casinos in Nelspruit, Witbank and Johannesburg in the Republic of South Africa. The temporary casinos began operations on October 15, 1997, March 10, 1998 and September 28, 1998, respectively. On July 30, 1996, the Company entered into an agreement with Tsogo Sun Holdings (Pty) Limited ("Tsogo Sun"), a joint venture company formed by the Southern Sun Group and Tsogo Investment Holding Company (Pty) Limited, to act as the exclusive casino project developer and manager for the joint venture company, which contemplates applying for up to 15 casino licenses in the Republic of South Africa. Under the agreement, the Company will earn fees for the development and management of all casino operations of Tsogo Sun. Tsogo Sun will provide or procure all of the financing necessary for the hotel/casino projects. The National Gambling Act was approved by the President of the government of the Republic of South Africa on June 27, 1996.

  Through its wholly-owned subsidiary, MGM Grand Detroit, Inc., the Company and its local partners in Detroit, Michigan, formed MGM Grand Detroit, LLC to develop a hotel/casino and entertainment complex ("MGM Grand Detroit") at an approximate cost of $800 million. On November 20, 1997, MGM Grand Detroit, LLC was chosen as a finalist for a development agreement to construct, own and operate one of Detroit's three new casinos. On April 9, 1998, the Detroit City Council approved MGM Grand Detroit, LLC's development agreement with the City of Detroit. Construction of the project is subject to the receipt of various governmental approvals. The plans for the permanent facility call for an 800-room hotel, a 100,000 square-foot casino, signature restaurants and retail outlets, a showroom and other entertainment venues. On July 22, 1998, the Michigan Gaming Control Board adopted a resolution which allows the issuance of casino licenses to conduct gaming operations in temporary facilities. During November 1998, MGM Grand Detroit, LLC commenced construction activities on its temporary casino which will consist of approximately 73,000 square feet of casino space, 2,300 slot machines, 80 table games, as well as signature restaurants and bars. Pending the receipt of its license, MGM Grand Detroit, LLC anticipates the opening of the temporary facility in the third quarter of 1999.

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

  For certain information about the performance of the Company's properties, see Note 19 to the Company's 1998 Annual Report to Stockholders which is incorporated herein by reference.

  The Company's principal executive offices are located at 3799 Las Vegas Boulevard South, Las Vegas, Nevada 89109. The Company's telephone number is
(702) 891-3333.

Hotels and Gaming

 MGM Grand Las Vegas

  MGM Grand Las Vegas, the Company's flagship property, is a multi-themed destination resort, located on approximately 116 acres, which management believes is a "must see" attraction for visitors to Las Vegas. The resort opened on December 18, 1993, and has over 350 feet of frontage on the Strip and 1,450 feet of frontage on Tropicana Avenue. The complex is easily accessible from McCarran International Airport and from Interstate 15 via Tropicana Avenue.

  MGM Grand Las Vegas creates an exciting and unique gaming and entertainment experience which is intended to appeal to all segments of the Las Vegas market.

  The casino is approximately 171,500 square feet in size, which management believes is one of the largest casinos in the world. The casino has 3,669 slot machines and 157 table games, a state of the art baccarat room, including private premium play facilities, a poker room, a race and sports book, and a keno lounge. The casino is themed with various entertainment features, including well-known movie characters and settings, which enhance the experience of the casino patron.

  The hotel/casino, which management believes is one of the largest in the world, has 5,005 rooms, including approximately 4,254 tastefully decorated standard guest rooms. The hotel also has 751 luxury suites, ranging in size from 650 to 6,000 square feet, representing a suite to room ratio which is one of the highest among the Strip properties.

  In an effort to continue a legacy of providing exceptional entertainment through the leveraging of its highly recognizable brand name, in mid-1996, the Company embarked on an extensive Master Plan transformation of MGM Grand Las Vegas into "The City of Entertainment." The Master Plan program was designed to enhance the quality of the entertainment experience, through a series of substantive improvements and additions throughout the 116 acre destination resort. Master Plan projects which have been completed to date include a 380,000 square foot state-of-the-art conference center, a 6.6 acre pool and spa complex, an approximately 50 foot tall polished bronze lion sculpture on a 25 foot pedestal, which is the resort's signature, and a re-themed entertainment casino that includes a Rainforest Cafe and a Studio 54 nightclub. Also completed in the Master Plan is "Studio Walk," which portrays a Hollywood sound stage and reflects an appearance that is inspired by a number of Hollywood landmarks, including the Brown Derby restaurant, the Farmers Market food court, and Griffith Park Observatory retail facilities. The final elements of the Master Plan are nearing completion, including the "Mansion at the MGM Grand" which will offer 29 exclusive suites and villas ranging in size from 2,400 square feet to 12,000 square feet and is anticipated to open in April 1999, the lion habitat which is anticipated to open in May 1999, and significantly expanded and improved parking facilities which are anticipated to open during the second half of 1999.

  Other entertainment facilities include: an amusement zone including thrill rides such as the 250 foot high SkyScreamer Skycoaster; an 11,700 square foot arcade containing carnival games of skill and an extensive video arcade including virtual reality simulators; a 660 seat showroom providing celebrity entertainment; a 1,774 seat showroom specifically designed for the EFX production show, the Company's original grand spectacle special effects stage production; eleven restaurants and a food court; 36 retail shopping outlets, including 19 owned and 17 leased facilities; and a special events center, which seats a maximum of 16,766 patrons, providing mega entertainment such as Barbra Streisand, Bette Midler, the Rolling Stones, Rod Stewart, Neil Diamond, Elton John, Phil Collins, and Luther Vandross, as well as championship boxing events and various other sporting events.

  MGM Grand Las Vegas uses the unique characteristics of the property to target the following segments of the Las Vegas market: (i) free and independent travelers; (ii) tour and travel; (iii) special events/conventions;
(iv) high-end gaming; and (v) locals.

 New York-New York

  Construction of NYNY was completed in December 1996, and NYNY opened to the public on January 3, 1997. The 47-story destination resort replicates many of Manhattan's landmark buildings and icons, including the Statue of Liberty, the Empire State Building, Central Park, the Brooklyn Bridge, a Coney Island-style roller coaster, and is considered to be one of the most architecturally distinctive and unique buildings in the world.

  The casino is approximately 84,000 square feet in size and has approximately 2,400 slot machines and 70 table games. The casino features highly themed interiors: Park Avenue with retail shops, The Financial District consisting of the cashiers' cage, a Central Park setting in the central casino area, and Little Italy with its traditional food court set inside a typical residential neighborhood. NYNY features 2,033 guest rooms and suites as well as 7 specialty leased restaurants.

 Primm Properties

  Primadonna Resorts, which the Company acquired in a merger on March 1, 1999, owns and operates, through its wholly-owned subsidiary, the Primadonna Corporation ("Primadonna"), three hotel/casinos on both sides of Interstate 15 at the California/Nevada border in Primm, Nevada and the Primm Valley Golf Club ("Golf Club") nearby in California.

  Buffalo Bill's Resort & Casino ("Buffalo Bill's"), Primm Valley Resort & Casino ("Primm Valley"), and Whiskey Pete's Hotel & Casino ("Whiskey Pete's") (collectively, the "Primm Properties") form a major destination location and offer, to the more than eleven million vehicles traveling through Primm on Interstate 15, the first opportunity to wager upon entering Nevada, and the last opportunity before leaving. Primadonna estimates that more than 27% of all passing vehicles stopped at the Primm Properties in 1998.

  The Primm Properties appeal to "tiered" market segments including the family/entertainment-oriented Buffalo Bill's, the conference/leisure-oriented Primm Valley, and the value-oriented Whiskey Pete's. These hotel/casinos attract drive-by and overnight customers, and offer good values on dining and lodging, with an emphasis on service, quality, cleanliness and comfort. The Primm Properties offer an array of amenities and attractions, including 133,400 square feet of casino space, 2,642 hotel rooms, a 25,000 square foot conference center, 10 restaurants, and a variety of amusement rides. The three casinos include 4,494 slot machines, 101 table games, poker, keno, and race and sports books. In addition, the Primm Properties offer swimming pools, a movie theater, motion simulation theaters, a ferris wheel, a bowling center, an interactive water flume ride, "The Desperado" roller coaster and the "Turbo Drop" thrill ride. The 6,100-seat Star of the Desert Arena hosts top-name entertainers, and has allowed the Primm Properties to use special events as part of extended stay packages.

  In February 1997, Primadonna opened a championship 18-hole Primm Valley Golf Club, designed by Tom Fazio, located four miles south of Primm in California. In the second quarter of 1998, the second championship 18-hole course and a golf academy opened to the public.

 Las Vegas Market

  MGM Grand Las Vegas, NYNY and the Primm Properties operate in the Las Vegas market. MGM Grand Las Vegas and NYNY are located on the Strip and the Primm Properties are located approximately 40 miles south of Las Vegas on Interstate
15. Las Vegas is the largest city in Nevada, with a metropolitan area population in excess of one million and is one of the most visited resort destinations in the world.

  Gaming has continued to be a strong and growing business in Las Vegas. Las Vegas Strip gaming revenues have increased at a compound annual growth rate of 7.3% from $1.9 billion in 1988 to $3.8 billion in 1998.

  The hotel/casino industry in Las Vegas is highly competitive. Currently, several new resorts are under construction on the Las Vegas Strip and two other resorts have recently been completed. The Venetian, Paris and Aladdin are in various stages of construction, while the recently opened Bellagio and Mandalay Bay hotel/casinos provide additional competitive pressures. While some of the large themed resorts pose direct competition to MGM Grand Las Vegas, NYNY and the Primm Properties, the Las Vegas Convention and Visitors Authority ("LVCVA") statistics show that tourism growth is increasing at a rate which appears sufficient to absorb the increased room capacity, with visitor volume having increased at a compound annual growth rate of 5.9% from
17.2 million in 1988 to 30.6 million in 1998. The Company's future operating results could be adversely affected by excess room and gaming capacity.

  MGM Grand Las Vegas, NYNY and the Primm Properties compete with gaming and resort facilities in Las Vegas as well as gaming and resort facilities elsewhere in the world. To some extent, state lotteries and state-authorized and locally approved card rooms and Native American gaming facilities, such as those operating in California, compete with the gaming and resort facilities in Las Vegas. Gambling, with various limitations and conditions, is currently legal in numerous locations throughout the United States. The proliferation of such gaming facilities on riverboats and elsewhere is increasing. Also, as a result of certain legislative and court decisions, casino-type operations are being established at various Native American reservations throughout the country. The development of full service casinos in California would likely have a negative effect on MGM Grand Las Vegas, NYNY and the Primm Properties operations in Nevada. Additionally, slot machines are operating in various jurisdictions in California, the legality of which is the subject of dispute between the State of California and various Native American tribes. See "Competition."

  The Company's business strategy at Primm is to capitalize on its unique and advantageous location on the heavily traveled Interstate 15 corridor. Approximately 11.7 million, 11.3 million, and 10.8 million vehicles traveled through Primm on Interstate 15 in 1998, 1997, and 1996, respectively. The next closest casino-hotel is located in Jean, Nevada, approximately eleven miles north towards Las Vegas. Most of the land between Primm and Jean that is not owned, leased or subject to the Company's exclusive gaming rights, is owned by the Federal Government. The Primm Properties offer a convenient stop for Interstate 15 travelers, and an attractive destination location for Southern California residents, and to a lesser extent, visitors from Las Vegas and elsewhere.

 Insurance

  MGM Grand Las Vegas, NYNY and the Primm Properties carry insurance of the type customary in the hotel and casino industry and in amounts deemed adequate by management to protect the properties. The policies provide business and commercial coverages, including workers' compensation, third party liability, property damage, boiler and machinery, and business interruption.

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

  MGM Grand Las Vegas, NYNY and Primadonna operate casinos and are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. MGM Grand Las Vegas is also licensed as a manufacturer and distributor of gaming devices, as the operator of the racebook and sportspool at NYNY, and the Company and an indirect wholly-owned subsidiary of the Company are the two managers of NYNY. The Company is also required to be registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder or member of, or receive any percentage of profits from, MGM Grand Las Vegas, NYNY or Primadonna without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, MGM Grand Las Vegas, NYNY and Primadonna have obtained from the Nevada Gaming Authorities the various registrations, approval permits and licenses required in order to engage in gaming activities in Nevada.

  The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, MGM Grand Las Vegas, NYNY or Primadonna to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of MGM Grand Las Vegas, NYNY and Primadonna must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in the gaming activities of MGM Grand Las Vegas, NYNY and Primadonna may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability, or the gaming licensee by whom the applicant is employed or for whom the applicant serves, must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

  If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, MGM Grand Las Vegas, NYNY or Primadonna, such company or companies would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company, MGM Grand Las Vegas, NYNY or Primadonna to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

  The Company, MGM Grand Las Vegas, NYNY and Primadonna are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales or securities and similar financing transactions by the Company, MGM Grand Las Vegas, NYNY and Primadonna must be reported to or approved by the Nevada Commission.

  If it were determined that the Nevada Act was violated by MGM Grand Las Vegas, NYNY or Primadonna, the gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, MGM Grand Las Vegas, NYNY, Primadonna, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

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

  Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, MGM Grand Las Vegas, NYNY or Primadonna, and subsequently the Company, MGM Grand Las Vegas, NYNY or Primadonna (i) pays that person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

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

  The Company may not make public offerings of any securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

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

  License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to Clark County, Nevada. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by MGM Grand Las Vegas, NYNY and Primadonna where certain entertainment is provided in a cabaret, nightclub, cocktail lounge or casino showroom in connection with the serving or selling of food, refreshments, or merchandise. Casino entertainment tax is also paid for admission, food and refreshments at a bar located adjacent to a cabaret nightclub, cocktail lounge or casino showroom if portions of the bar can clearly see and hear the entertainment, or at a location adjacent to those venues if such locations' primary purpose is to provide refreshment to patrons viewing entertainment in the cabaret, nightclub, cocktail lounge or casino showroom. Nevada licensees that hold a license as a manufacturer or a distributor, such as MGM Grand Las Vegas, NYNY and Primadonna, also pay certain fees and taxes to the State of Nevada.

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

  The sale of alcoholic beverages by MGM Grand Las Vegas, NYNY and Primadonna are subject to licensing, control and regulation by the applicable local authorities. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the Company's operations.

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

  According to the LVCVA, as of December 31, 1998, there were approximately 109,000 hotel and motel rooms in the Las Vegas area. During early March 1999, the Mandalay Bay opened just south of Tropicana on the Strip adding approximately 3,700 rooms. In addition, the LVCVA reports projects under construction and/or proposed for future development of approximately 12,300 more hotel and motel rooms, including two themed hotel/casino properties currently under construction on the Strip between Tropicana Avenue and Flamingo Road and one major facility north of Flamingo Road. The Company cannot make any prediction as to how many additional rooms will be constructed in Las Vegas. The Company's future operating results could be adversely affected by excess Las Vegas rooms and gaming capacity.

  In addition to competing with hotel/casino facilities elsewhere in Nevada (i.e., the Reno/Lake Tahoe areas and the Laughlin area) and in Atlantic City, the Company competes with hotel/casino facilities elsewhere in the world and with state lotteries. Certain states are currently considering legalizing casino gaming in specific geographic areas, and several other states have recently legalized casino gaming. This growth has been driven by the expansion of traditional land-based casino destinations and the continued development of new riverboat and Native American reservation casinos throughout the United States. Currently, casinos are operating or are approved in 32 states. Elsewhere in North America, nearly all of the Canadian provinces and territories offer some form of casino gaming. Legalized casino gaming in other states could adversely affect the Company's activities in Las Vegas, particularly if such legalization were to occur in areas close to Nevada, such as California. In addition, with respect to group bookings, the Company's hotel/casino facilities in Las Vegas also compete with hotels and resorts, which do not include casinos, throughout the United States. See "Las Vegas Market."

  Additionally, certain gaming operations are conducted or have been proposed on federal Native American reservations, including those located in the primary market to be served by MGM Grand Las Vegas, NYNY and the Primm Properties. Approximately 29 California tribes, without approval from the state or national government, offer various types of gaming activities, most notably house-banked video gaming devices, which are illegal under the California State Constitution and the California State Lottery Act. Last year, the California State Senate and Assembly ratified 11 tribal-state compacts, permitting tribes to move forward on developing limited scale casinos that will offer pari-mutuel games. On November 3, 1998, Californians passed Proposition 5, thereby potentially allowing expanded Nevada-style gaming on tribal lands. The passage of Proposition 5, along with the election of a new governor who is apparantly amenable to Native American causes, strongly suggests that the governor's office could ultimately relax several restrictions previously placed on tribal gaming. Within several weeks of the passage of Proposition 5, two lawsuits were filed in the State Supreme Court to preclude its implementation, claiming that Proposition 5 is unconstitutional. It is likely that this matter will be litigated for at least the next several years. The 11 tribes that have signed tribal-state compacts will continue to offer pari-mutual games, while the 29 tribes without compacts continue to operate what the state considers illegal devices. If Proposition 5 is ultimately upheld, the Company would anticipate a substantial increase in competition from the Native American casinos in California.

  The Company's Primm Properties compete primarily with two casino-hotels located 11 miles north along Interstate 15 in Jean, Nevada, and with numerous other hotel/casinos in the Las Vegas area and indian gaming facilities in Southern California, principally on the basis of location, range and pricing of amenities, gaming mix, and overall atmosphere. As mentioned previously, the Las Vegas market will have increasing competitive pressures with regards to room and gaming capacity with the opening of the resorts currently under construction. This increase in capacity may increase competition for customers at the Company's Primm Properties. Since many of the Company's current customers stop at Primm as they are driving on Interstate 15 to and from major casino-hotels located in Las Vegas, the Company believes that its success at Primm is also favorably influenced by the popularity of the Las Vegas resorts. To a lesser extent, the Company's Primm Properties also compete with gaming establishments in or near Laughlin, Nevada, approximately 90 miles away in Southern Nevada. Laughlin caters to moderate and middle income, value oriented customers who travel primarily by car, bus, and recreational vehicle. The addition of major gaming properties or the substantial expansion of existing Laughlin resorts could have an adverse effect on the number of customers visiting the Company's Primm Properties.

 MGM Grand Australia

  On September 7, 1995, the Company, through its wholly-owned subsidiary, MGM Grand Australia Pty Ltd., completed the acquisition of the MGM Grand Australia in Darwin, Northern Territory, Australia. MGM Grand Australia is located on 18 acres of beachfront property next to the Arafura Sea on the north central coast. The resort includes a public and private casino, 96 rooms, restaurants and other facilities. Casino operations include approximately 32 table games, 360 slot machines and a keno lounge. The Company has positioned MGM Grand Australia as a multi-faceted gaming/entertainment facility for the local market and, to a lesser extent, as an exclusive destination resort for international table game customers.

  Two casinos operate in the Northern Territory, including MGM Grand's property in Darwin on the northern coast, and a small casino in Alice Springs in the southern part of the Territory. Unlike the U.S., Australia has granted, for the most part, regional casino monopolies in its provinces. Gaming machines (i.e., slots or "poker machines") were installed in clubs and hotels in 1996, and MGM Grand Australia will effectively receive 22.0% of the revenues from these machines through 2005 in the form of a tax rebate. Northern Territory Keno machines ("NT Keno") are also being installed in pubs, hotels and clubs in the Northern Territory. NT Keno is a territory-wide keno game that the Northern Territory Government has licensed to MGM Grand Australia, whereby keno tickets are sold in pubs, hotels and clubs throughout the Northern Territory. The pubs, hotels and clubs act as agents on behalf of MGM Grand Australia and sell keno tickets in return for a commission paid by MGM Grand Australia. NT Keno commenced operations on October 30, 1996.

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

  There exist 13 casinos in Australia competing for the Far East Market. Australian casinos operate under exclusive arrangements, which create a regional monopoly for a fixed term. As such, Australian casinos do not compete among themselves for the regional middle to low end players. However, Far East premium players have become an increasingly important source of revenues; consequently, this market has become very competitive. Competition for the Far East premium player is increasing, as evidenced by the gaming activity in Kuala Lumpur and Macao, the recent growth in the number of casinos operating in Australia, and an increase in the quantity of casino cruise ships. In an effort to attract premium players, MGM Grand Australia completed a $15 million capital improvement program in June 1996, which included renovation of all 96 rooms (including 16 suites), enhanced casino facilities, and additional dining, entertainment and retail amenities. Due to the increasing competition and the limitations on scheduled air service, the desired mixture of premium players has not been attained at MGM Grand Australia. As a result, the operating margins have been negatively impacted and future operating results could be adversely affected if this trend continues. MGM Grand Australia therefore revised its marketing efforts with an emphasis on the local population and instituted cost reduction and revenue enhancement programs in an effort to strengthen operating results. The results of the cost reduction and revenue enhancement programs have resulted in improved operating margins and increased revenues.

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

 MGM Grand Detroit

  The Michigan Gaming Control and Revenue Act (the "Michigan Act") provides that not more than three casinos may be licensed by the State of Michigan ("Michigan") and that they be located only in the City of Detroit ("Detroit"). In November 1997, at the conclusion of a competitive selection process, the Mayor of Detroit designated MGM Grand Detroit, LLC to develop one of the three authorized hotel and casino complexes. MGM Grand Detroit, Inc., a wholly-owned subsidiary of the Company, will hold a controlling interest in MGM Grand Detroit, LLC and plans to provide a majority of the equity capital. A minority interest will be held by Partners Detroit, LLC, a Michigan limited liability company owned by ten individual residents of the Detroit metropolitan area. As planned, the Detroit permanent facility is expected to include a 100,000 square foot casino, an 800 room hotel with ballroom, convention and meeting rooms, restaurants, bars, entertainment and retail facilities. The total project cost could exceed $800 million and development could take up to three years. Development of the permanent facility will not proceed until after (i) acquisition by MGM Grand Detroit of the permanent development site; and (ii) a finding by the Michigan Gaming Control Board that MGM Grand Detroit, LLC is suitable for licensing. The design, budget and schedule for development of the permanent facility are at a preliminary stage, and will be subject to the risks attendant to large-scale projects and may be subject to additional costs and delays beyond preliminary estimates. No assurance can be given that the Company will develop a hotel/casino in Detroit, or if it does, as to its ultimate size, configuration or costs. On July 22, 1998, the Michigan Gaming Control Board adopted a resolution which allows the issuance of casino licenses to conduct gaming operations in temporary facilities. During November 1998, MGM Grand Detroit, LLC commenced construction activities on its temporary casino which will consist of approximately 73,000 square feet of casino space, 2,300 slot machines, 80 table games, as well as signature restaurants and bars. Pending the receipt of a license, MGM Grand Detroit LLC anticipates the opening of a temporary gaming facility in the third quarter of 1999.

 Detroit Market

  An assessment prepared by independent consultants for the Company concludes that the Detroit, Michigan and Windsor, Ontario casino gaming markets are effectively one market, and that aggregate annual revenues of approximately $1.1 billion will be generated by patrons living within 150 miles of downtown Detroit. It is anticipated that the market will be divided among the three casinos to be licensed under the Michigan Act and a fourth casino which is currently operating in Windsor, Ontario. The Company anticipates that all four casinos will have roughly comparable gaming areas.

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

  The MGCB has adopted administrative rules (the "Rules"), which became effective on June 23, 1998, to implement the terms of the Michigan Act. Among other things, the Rules impose more detailed substantive and procedural requirements with respect to casino licensing and operations. Included are requirements regarding such things as licensing investigations and hearings, record keeping and retention, contracting, reports to the MGCB, internal control and accounting procedures, security and surveillance, extensions of credit to gaming patrons, conduct of gaming, and transfers of ownership interests in licensed casinos. The Rules also establish numerous MGCB procedures regarding licensing, disciplinary and other hearings, and similar matters. The Rules have the force of law and are binding on the MGCB as well as on applicants for or holders of casino licenses.

  The Detroit City Council recently enacted an ordinance entitled "Casino Gaming Authorization and Casino Development Agreement Certification and Compliance". The ordinance authorizes casino gaming only by operators who are licensed by the MGCB and are parties to a development agreement which has been approved and certified by the City Council and is currently in effect or are acting on behalf of such party. The development agreement between MGM Grand Detroit, LLC, the City and the City Economic Development Corporation has been so approved and certified and is currently in effect. The ordinance requires each casino operator to submit to the Mayor and to the City Council periodic reports regarding the operator's compliance with its development agreement or, in the event of non-compliance, reasons of non-compliance and an explanation of efforts to comply. The ordinance requires the Mayor to monitor each casino operator's compliance with its development agreement, to take appropriate enforcement action in the event of default and to notify the City Council of defaults and enforcement action taken and, if a development agreement is terminated, it requires the City Council to transmit notice of such action to the MGCB within 5 business days along with the City's request that the MGCB revoke the relevant operator's certificate of suitability or casino license.

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

 MGM Grand Atlantic City

  The Company, through its wholly-owned subsidiary, MGM Grand Atlantic City, Inc., intends to create a destination resort hotel/casino in Atlantic City, ("MGM Grand Atlantic City") that will be larger and more elaborate than any other facility currently in existence in that market. The Company expects to use similar entertainment themes from MGM Grand Las Vegas at MGM Grand Atlantic City, and plans to offer a wide array of gaming and non-gaming amenities to its prospective customers. The Company's plans for MGM Grand Atlantic City also include the development of retail and food and beverage facilities. The Company believes that the development of MGM Grand Atlantic City could cost in excess of $700 million, and that the development could take up to three years following the successful acquisition of land necessary to complete the project. The design, budget and schedule for development of the project are at a preliminary stage, and will be subject to the risks attendant to large-scale projects and may be subject to additional costs and delays beyond preliminary estimates. No assurance can be given that the Company will develop a hotel/casino in Atlantic City, or if it does, as to its ultimate size, configuration or cost. Any development or operation in Atlantic City will be subject to the receipt of regulatory approvals. On July 24, 1996, the Company was found suitable for licensing by the New Jersey Casino Control Commission.

 Atlantic City Market

  Atlantic City is, after Las Vegas, the second largest gaming destination in the United States. The Company believes that it has the potential to successfully expand its domestic base through developing and operating a destination resort in Atlantic City. Management believes that Atlantic City represents an attractive market for additional development due to its proximity to areas with favorable demographics, including a large population base with a high level of disposable income. The Atlantic City market currently consists of 12 hotel/casinos which as of December 31, 1998 had 11,885 rooms, 1,211,451 square feet of casino space, 36,271 slot machines and 1,345 table games. According to the Atlantic City Department of Planning and Development (the "ACDPD"), more than 58 million people (approximately 23.5% of the United States population) live within 300 miles of Atlantic City, and more than 17.8 million people live within 100 miles. Most of the Atlantic City visitors are "day-trippers," but there are a substantial number of overnight visitors, who are believed to have a higher gaming budget. The Company believes that the overnight visitor component will increase substantially as destination resorts and "must see" attractions such as the proposed MGM Grand Atlantic City make Atlantic City a more exciting and appealing attraction for the middle and high-end gaming customer.

  The Atlantic City gaming market has demonstrated continued growth despite the recent proliferation of new gaming venues across the country. The 12 hotel/casinos in Atlantic City generated approximately $4.03 billion in gaming revenues in 1998, a 3.2% increase over 1997 gaming revenues of approximately $3.91 billion. From 1990 to 1998, gross total annual gaming revenues in Atlantic City increased 36.5%, while hotel rooms increased only approximately 28% during this period.

  The regulatory environment in Atlantic City has improved significantly over the last several years. New games, such as poker and keno, have been approved, 24-hour gaming has been permitted, registration of hotel employees has been eliminated, license terms have been extended, and various operational requirements have been relaxed. These regulatory changes have resulted in reduced costs for the operators and created a more varied and attractive environment for the gaming customer. Management believes that the reforms will serve to permit future reductions in operating expenses of casinos in Atlantic City and to increase the funds available for additional infrastructure development through the New Jersey Casino Redevelopment Authority ("CRDA"). Due principally to an improved regulatory environment, general improvements of economic conditions and high occupancy rates, the majority of the Atlantic City hotel/casinos have recently expanded, are in the process of expanding or have announced plans to expand their facilities. In 1997 and 1998, other gaming companies entered the Atlantic City market by acquiring hotel/casino facilities. In addition, some companies have entered into an agreement with Atlantic City for the development of the "H-Tract," a 170-acre site in the Atlantic City Marina. Management believes that these increases in hotel/casino capacity, together with infrastructure improvements, and community revitalization programs, will be instrumental in stimulating future revenue growth in the Atlantic City market and increasing its appeal as a destination resort.

  In addition to the planned casino expansions, major infrastructure improvements have been proposed or have begun. These include, among other projects, new housing and retail development and a tunnel connecting the Atlantic City Expressway to the Marina. Construction of a new $254 million Convention Center was completed and the facility opened in May 1997. The CRDA is currently overseeing the development of the "tourist corridor" that will link the Convention Center with the Boardwalk and will, when completed, feature approximately 500,000 square feet of exhibit and pre-function space, meeting rooms, food-service facilities and a 1,600 car underground parking garage. The new convention center will be the largest exhibition space between New York and Washington D.C.

 New Jersey Government Regulation

  The ownership and operation of hotel/casino facilities and gaming activities in Atlantic City, New Jersey are subject to extensive state regulation under the New Jersey Casino Control Act (the "New Jersey Act") and the regulations ("Regulations") of the New Jersey Casino Control Commission (the "New Jersey Commission") and other applicable laws. In order to operate a hotel/casino facility in New Jersey, MGM Grand Atlantic City, Inc. must obtain a license from the New Jersey Commission and obtain numerous other licenses, permits and approvals from other states as well as local governmental authorities. The New Jersey Act also established the New Jersey Division of Gaming Enforcement (the "New Jersey Division") to investigate all license applications, enforce the provisions of the New Jersey Act and Regulations and prosecute all proceedings for violations of the New Jersey Act and Regulations before the New Jersey Commission.

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

  If, after licensure, the New Jersey Commission determines that MGM Grand Atlantic City, Inc. has violated the New Jersey Act or Regulations, or if any security holder of the Company or MGM Grand Atlantic City, Inc. who is required to be qualified under the New Jersey Act is found to be disqualified but does not dispose of the securities, MGM Grand Atlantic City, Inc. could be subject to fines or its license could be suspended or revoked. If MGM Grand Atlantic City, Inc.'s license is revoked after issuance, the New Jersey Commission could appoint a conservator to operate and to dispose of any hotel/casino facilities of MGM Grand Atlantic City, Inc. Net proceeds of a sale by a conservator and net profits of operations by a conservator (at least up to an amount equal to a fair return on MGM Grand Atlantic City, Inc.'s investment which is reasonable for casinos or hotels) would be paid to the Company.

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

Employees

  As of December 31, 1998, the Company and its subsidiaries employed approximately 6,671 full-time equivalent employees at the MGM Grand Las Vegas and at the Company's corporate offices. Effective December 1, 1996, MGM Grand Las Vegas and the International Union of Operating Engineers Local 501 finalized a collective bargaining agreement, running through December 1, 2001, covering approximately 116 facilities and maintenance employees. On November 13, 1997, MGM Grand Las Vegas finalized a collective bargaining agreement with the Local Joint Executive Board of Las Vegas, on behalf of the Hotel Employees Restaurant Employee International Union, Local 226 and the Bartenders Union, Local 165 as the exclusive bargaining representative of approximately 3,351 employees, running through December 12, 2000.

  As of December 31, 1998, MGM Grand Australia employed approximately 350 full-time equivalent employees. Hourly employees are covered by collective bargaining agreements.

  As of December 31, 1998, NYNY employed approximately 2,053 full-time equivalent employees. As of December 31, 1998, 760 of NYNY's employees were covered by collective bargaining agreements.

  As of December 31, 1998, the Primm Properties employed approximately 3,390 full-time equivalent employees. None of the Primm Properties' employees are represented by a labor union, but there can be no assurance that this will continue.

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

  MGM Grand Las Vegas is located on approximately 116 acres on the Strip in Las Vegas, Nevada. The property is subject to a first priority deed of trust securing bank financing of up to $1.25 billion, on which there were no amounts outstanding as of December 31, 1998, which bears interest based on LIBOR or the bank reference rate, and which is due December 2002. The property is also subject to a first priority deed of trust with respect to $500 million in senior collateralized notes (secured on a pari passu basis with the bank financing) issued on January 26, 1998 and February 6, 1998, in tranches of $300 million and $200 million, respectively.

  In January 1995, the Company contributed an 18-acre site, located at the intersection of the Strip and Tropicana Avenue to the Company's New York-New York joint venture. (See Item 1. Business.) This property, together with an adjacent two-acre parcel, are subject to a first priority deed of trust securing bank financing of up of $210 million, of which $178.5 million was outstanding as of December 31, 1998, and which bears interest based on the bank prime rate, federal funds rate or LIBOR rate, and is due December 2001.

  MGM Grand Australia's principal executive offices are located at Gilruth Avenue, Mindil Beach, Darwin, Northern Territory 0801 Australia. In September 1995, the Company acquired MGM Grand Australia which is located on an 18-acre beach front site on the north central coast of Australia (See Item 1. Business.) This property is subject to a first priority deed of trust securing bank financing of up to approximately $45 million, which bears interest based on the Australian bank bill rate and is due December 2002.

  The Primm Properties are located on approximately 143 acres of land on both sides of Interstate 15 at the California/Nevada state line. Substantially all of the land is leased from Primm South Real Estate Company, a corporation owned by the Primm family. The lease has an expiration date of 2043 with an option to renew for an additional 25 years. Rent for all properties covered by the lease is approximately $469,000 per month. Rent increases each year by the cost of living, but not more than eight percent in any one year. Every eight years, the rent is to be reset by two appraisers, or, if they are unable to agree, by another appraiser selected by the first two appraisers. The lease provides for a fee of $100,000 per year, adjusted every 10 years by the cost of living but not more than eight percent annually, for lessor's agreement not to engage in or permit any gaming activity on any of the unleased acreage owned by the lessor. In addition, the lessor has made available to Primadonna acreage for a wastewater treatment plant operated by Primadonna and the associated rapid infiltration basins. The wastewater treatment plant has sufficient capacity to support the Primm Properties' requirements. The plant was constructed, and is being expanded, in a manner to allow for expansion on the site if additional capacity is needed in the future.

  Primadonna owns approximately 16 acres immediately north of Buffalo Bill's that are currently the site of 144 company-owned mobile homes rented to employees. A subsidiary of the Company owns approximately 573 acres of land in California, approximately four miles south of Primm, which is the location for the Primm Valley Golf Club. Approximately 125 of these acres remain available for future development.

  Primadonna has rights to water in various wells located on federal land in the vicinity of the Primm Properties, and has received permits to pipe the water to the Primm Properties. The Company believes that there is adequate water, and that Primadonna has the necessary permits to pipe sufficient quantities of water, to meet present and ongoing needs of the Primm Properties. Such permits and rights are subject to the jurisdiction and on-going regulatory authority of the U.S. Bureau of Land Management, the States of Nevada and California, and local governmental units. The Company believes that adequate water for the Primm Properties is available, however, there can be no assurances that the future needs will be within the current permitted allowance. There can be no assurances that any future requests for additional water will be approved, or that no further requirements will be imposed by governmental agencies on the Primadonna's use and delivery of water to the Primm Properties.

  Primadonna Resorts and its properties are subject to a first priority deed of trust securing bank financing of up to $350 million of which $233.7 million was outstanding as of December 31, 1998, and which bears interest based on LIBOR or the bank reference rate, and which is due June 2002.

Item 3. Legal Proceedings

  On April 5, 1996, a lawsuit was filed in the Superior Court of California, County of Los Angeles by Sheldon Gordon and Randy Brant against the Company. The suit alleged that the Company breached an oral joint venture agreement to have real estate developers Gordon/Brant design and develop a retail and entertainment center at the portion of MGM Grand Las Vegas which fronts the Strip. Plaintiffs claimed the alleged oral agreement was formed on essentially the terms set forth in an earlier letter which provided it could not be relied upon for any reason, and that no binding agreement would exist until an Operating Agreement had been duly executed by the Company. They sued for $350,000 in costs advanced in anticipation of the project being constructed, as well as for damages of approximately $100 million from lost profits that would have resulted upon completion, and damage to their reputations. Management believes that the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial condition or results of operations. On July 8, 1996, the jurisdiction of the lawsuit was transferred to the U.S. District Court for the District of Nevada. On June 13, 1997, the Company filed a motion for summary judgment on the grounds that no enforceable contract exists between the parties. The District Court granted the Company's motion for summary judgment and, in March 1998, entered judgment in favor of the Company. The Plaintiffs appealed the judgment entered against them to the U.S. Court of Appeals for the Ninth Circuit, and briefing on the Plaintiffs' appeal was completed. On March 5, 1999, upon both parties' stipulation, a voluntary dismissal of the appeal was granted by the U.S. Court of Appeals.

  A subsidiary of the Company is a defendant in an adversary proceeding against MGM Dist. Inc., (formerly MGM Desert Inn, Inc.) in Bankruptcy Case, pending in the United States Bankruptcy Court for the Central District of California. The adversary complaint, which was filed on December 12, 1997, alleges that the debtor, Ken Mizuno, transferred approximately $1.1 million to MGM Desert Inn, Inc. in 1988 and 1989, in payment of casino debts of various individuals. The complaint alleges these transfers were fraudulent conveyances and seeks damages against the Company in an amount not less than approximately $1.1 million. The Company answered the complaint on January 30, 1998, denying the allegations thereof and asserting the complaint failed to state a claim upon which relief could be granted. Also on January 30, 1998, the Company filed a motion to transfer venue to the United States Bankruptcy Court in the District of Nevada. On February 12, 1998, the Plaintiff indicated his intent to file an amended adversary complaint asserting that Mr. Mizuno's payment of his own casino debt at the Desert Inn in the approximate amount of $20 million also constituted a fraudulent conveyance. On July 20, 1998, the Bankruptcy Court entered an order granting the Company's motion for dismissal for failure to state a claim based on statute of limitations grounds. The plaintiff's motion for reconsideration in Bankruptcy Court was denied on November 11, 1998. The plaintiff has since filed a Notice of Appeal to the District Court from the Bankruptcy Court's order granting the Company's motion for dismissal and the Bankruptcy Court's denial of the motion for reconsideration. The Company intends to vigorously defend this action.

  On April 26, 1994, a purported class action lawsuit was filed in the United States District Court, Middle District of Florida, against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company ("Poulos"). On May 10, 1994, a complaint alleging substantially identical claims was filed by another plaintiff in the United States District Court, Middle District of Florida, against 48 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company and most of the other major hotel-casino companies ("Ahern"). On September 26, 1995, a complaint alleging substantially identical claims was filed by another plaintiff in the United States District Court for Nevada, against 45 operators, manufacturers, and distributors of video poker and electronic slot machines, including the Company ("Schreier"). The complaints allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The three lawsuits have been consolidated into a single action, and discovery with respect to jurisdictional issues is currently in progress ("Poulos/Ahern/Schreier"). On December 9, 1994, the Florida Court ordered the case be transferred to the United States District Court for the District of Nevada. On April 17, 1996, the federal district court in Las Vegas, Nevada, dismissed the purported class action suit, and gave the claimants until May 31, 1996 to file amended complaints. On May 31, 1996 the plaintiffs filed an amended complaint, and also filed a motion to substitute Brenda McElmore for Mr. Ahern as one of the class representatives. The motion was not opposed by the Company. On July 12, 1996, the plaintiffs filed a motion seeking to lift the December 30, 1994 stay of discovery and seeking leave to add additional defendants. The defendants (including the Company) have opposed those motions, and no hearing date has been set on these motions. By order dated August 17, 1996, the Case was transferred to Judge Ezra of the United States District Court of Hawaii, and assigned the new Case No. CV- S-94-1126-DAE (RJJ)-BASE FILE. The plaintiffs, Poulos/Ahern/Schreier had until February 14, 1997 to file one consolidated complaint, which was done. The defendants (including the Company) appointed a steering committee to file consolidated pleadings in response to the consolidated complaint. On February 14, 1997, the parties filed a case management order. The defendants filed a motion to dismiss on March 21, 1997. On December 19, 1997, the Court granted a motion to dismiss one of the complaints, the balance of the motions were denied. A motion to dismiss certain parts of the consolidated complaint was granted, and all other remaining motions were denied. The plaintiffs filed a second consolidated amended complaint of January 9, 1998, with essentially the same allegations as in the earlier Consolidated Case. The defendants (including the Company) filed their answer on February 11, 1998. The parties have submitted an updated case management order which has been approved, in part, by the court. On March 18, 1998, the plaintiffs filed a motion for class certification. On March 19, 1998, the Magistrate Judge granted the defendants' motion seeking to bifurcate discovery into "class" and "merits" phases, and to stay merits discovery pending a decision on plaintiffs motion for class certification. Class discovery was completed on July 17, 1998; however, plaintiffs have filed a motion to compel further discovery from the defendants. The Magistrate Judge has recommended denial of that motion, and the plaintiffs have sought review of that recommendation by the Judge. The defendants will oppose the review sought by the plaintiffs. If that motion is granted, defendants could be required to provide additional documents and information to plaintiffs. On August 7, 1998, the defendants filed their opposition to the class certification. The plaintiffs reply memorandum was filed on August 25, 1998, and the matter has been submitted for decision. The stay of merits discovery remains in effect until the court decides the motion for class certification.

  On July 15, 1997, Yolanda Manuel, the non-custodial parent of Sherrice Iverson, filed suit in the State of Nevada, in Case No. A375879, identifying herself as the child's "personal representative." During the early morning hours of May 25, 1997, Sherrice Iverson, a seven year-old female, was assaulted and killed in the women's arcade restroom at Primm Valley Resort & Casino. An eighteen year-old male, Jeremy Strohmeyer, has been convicted of her murder. The complaint alleges negligence on the part of Primadonna Resorts and seeks compensatory and punitive damages. On October 15, 1997, Primadonna Resorts moved to dismiss the complaint and asked, in the alternative, for partial summary judgment. While the motion was pending, Manuel filed for letters testamentary regarding Sherrice Iverson on November 12, 1997 in Los Angeles, receiving "Special Powers" to settle the lawsuit. On December 3, 1997, Ms. Manuel and Primadonna Resorts entered into a stipulation that would allow for the withdrawal of the Primadonna Resorts' motion to dismiss in exchange for dismissal of the second claim for relief, pertaining to "Negligence Per Se," and for the substitution of the correct name of the Primadonna Resorts. An answer to the Manuel complaint was filed on behalf of Primadonna Resorts on February 3, 1998, together with a Crossclaim against Jeremy Strohmeyer and a Third-Party Complaint against David Cash, a young man who allegedly witnessed all or part of the murder and sexual assault of Sherrice Iverson by Strohmeyer. On November 25, 1997, other heirs, Leroy Iverson (father) and Harold Jordan (brother), filed a lawsuit in Department I of the District Court, Clark County, Nevada. This second complaint was served on March 31, 1998, but contained numerous errors which were brought to the attention of Iverson's and Jordan's counsel. Thereafter, an Amended Complaint was filed on behalf of Iverson and Jordan on August 5, 1998. Primadonna Resorts responded by filing demands for Iverson and Jordan to post additional non-resident security bonds in the amount of $500.00 per Defendant and per Plaintiff. The Plaintiff subsequently filed their non-resident cost bonds in the amount of $3,000.00. Primadonna Resorts filed an Answer, Counterclaims against Iverson and Jordan, and Crossclaims against Strohmeyer and Cash. The Crossclaims are currently in the process of being served upon Strohmeyer and Cash. With respect to Primadonna's Crossclaim and Third-Party Complaint against Strohmeyer and Cash in the Manuel case, Primadonna has taken a default against Strohmeyer for his failure to respond to the Crossclaim. Cash attempted to file an Answer, in proper person, to Primadonna's Third-Party Complaint. However, Cash's "Answer" was filed after Primadonna had defaulted him and, therefore, the court ruled that he must file an appropriate Motion to lift the default before he is permitted to Answer the Third-Party Complaint. To date, Cash has not filed a Motion and, therefore, he has not properly answered in the Manuel case. There have been significant discussions for Manuel and Iverson regarding mediation and possible settlement; however, no agreements have been reached between the parties. Counsel for all parties have exchanged lists of documents and possible witnesses that they believe will be used or called at trial. On December 17, 1998, the Discovery commissioner ordered both Primadonna and Manuel to produce additional documents that were the subject of a dispute between these parties. Counsel for the Primadonna, Manuel and Iverson have agreed to stipulate to consolidate the two lawsuits into one action for the purpose of discovery and trial.

  On January 4, 1999, Primadonna Resorts was served with a lawsuit in the Eighth Judicial District Court of Clark County, Nevada entitled: Michael Shapiro v. Primadonna Resorts, Inc., MGM Grand, Inc., Gary E. Primm, Robert E. Armstrong, Michael B. Graves, Sigmund Rogich, Gary R. Sitzmann and George C. Swarts (Case No. A395831). The complaint purports to be a class action filed on behalf of holders of Primadonna common stock and alleges that the merger consideration is inadequate and did not result from an auction process. The complaint seeks unspecified damages and injunctive relief. On February 22, 1999, Primadonna Resorts was served with a second lawsuit by Mr. Shapiro in the United States District Court, District of Nevada entitled: Michael Shapiro v. Primadonna Resorts, Inc., MGM Grand, Inc., Robert E. Armstrong, Madison B. Graves II, Gary E. Primm, Sigmund Rogich, H. Martin Rosa, Gary R. Sitzmann, Gregory B. Primm, Roger B. Primm, Janet Primm Rosa, and George C. Swarts (Case No. CV-S-99-00199-JBR(RJJ)). The claim purports to be a class action filed on behalf of holders of Primadonna Resorts common stock and alleges sufficient information on which to base a vote for merger was not provided, and that the information provided was false and misleading. The complaint seeks unspecified damages and injunctive relief.

  On February 18, 1999, Primadonna Resorts was served with a lawsuit in the Eighth Judicial District Court of Clark County, Nevada entitled: Sharei Yeshua, Inc. v. Primadonna Resorts, Inc., MGM Grand, Inc., Gary E. Primm, Robert E. Armstrong, Michael B. Graves, Sigmund Rogich, Gary R. Sitzmann and George C. Swarts (Case No. A398673). The complaint purports to be a class action filed on behalf of holders of Primadonna common stock and alleges that the merger consideration is inadequate and did not result from an auction process. The complaint seeds unspecified damages and injunctive relief.

Item 4. Submission of Matters to a Vote of Security Holders

  None

Executive Officers of the Registrant

  J. Terrence Lanni (age 56) has served as Chairman of the Company since July 1995, Chairman of the Executive Committee and Chief Executive Officer of the Company since June 1995. He also served as President of the Company from June 1995 to July 1995. Prior thereto, he was President and Chief Operating Officer of Caesars World, Inc. from April 1981 to February 1995.

  Alex Yemenidjian (age 43) has served as President of the Company since July 1995 and as Chief Operating Officer of the Company since June 1995. He also served as Chief Financial Officer of the Company from May 1994 to January 1998, as Executive Vice President of the Company from June 1992 to July 1995, as Chairman of the Executive Committee from January 1991 to June 1992, and as President and Chief Operating Officer of the Company from March 1990 to January 1991. He also served as an executive of Tracinda from January 1990 to January 1997, and since February 1999.

  Daniel M. Wade (age 46) has served as Executive Vice President of the Company since October 1998, and for the five years prior thereto most recently serving as President and Chief Operating Officer for MGM Grand Hotel, Inc.

  James J. Murren (age 37) has served as Executive Vice President and Chief Financial Officer of the Company since January 1998, and for the five years prior thereto most recently serving as Managing Director and Co-Director of research for Deutsche Morgan Grenfell.

  Scott Langsner (age 45) has served as Secretary/Treasurer of the Company since July 1987.

  Edward J. Jenkins (age 54) has served as Vice President of the Company since October 1995. From July 1992 to October 1995, he served as Vice President, Security, for Caesars World, Inc. He previously was a 30-year veteran of the FBI, holding various management positions at Bureau offices throughout the United States.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock is listed on the New York Stock Exchange. For price information with respect to such Common Stock, see page 51 of the Company's 1998 Annual Report to Stockholders, which information is incorporated herein by this reference.

         As of March 11, 1999, there were approximately 2,797 record holders of the Company's Common Stock.

         The Company has not paid any dividends to date on the Common Stock. The declaration of dividends (which is within the discretion of the Company's Board of Directors) will depend on the earnings, financial position and capital requirements of the Company and other relevant factors existing at the time. See the Company's 1998 Annual Report to Stockholders which is incorporated herein by reference.

Item 6.  Selected Financial Data

         The information set forth on page 1 of the Company's 1998 Annual Report to Stockholders is incorporated herein by this reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information set forth on pages 23 to 28 of the Company's 1998 Annual Report to Stockholders is incorporated herein by this reference.

Item 8.  Financial Statements and Supplementary Data

         The consolidated balance sheets as of December 31, 1998 and 1997 and the consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998 with the Report of Independent Public Accountants contained on pages 29 to 49 of the Company's 1998 Annual Report to Stockholders are incorporated herein by reference.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a) The financial statements and schedule listed in the accompanying index to Financial Statements at Page 26 herein are filed as part of this Form 10-K.

          (b) Form 8-Ks filed on November 12, 1998 and December 9, 1998.

          (c) Exhibits

          The exhibits listed in the accompanying Exhibit Index on Pages 29 to 31 are filed as part of this Form 10-K.

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

                                          MGM GRAND, INC.

                                          By /s/    J. Terrence Lanni
                                          _____________________________________
                                                    J. Terrence Lanni
                                          Chairman and Chief Executive Officer
                                              (Principal Executive Officer)

                                          By /s/    Alex Yemenidjian
                                          _____________________________________
                                                    Alex Yemenidjian
                                              President and Chief Operating
                                                         Officer

Dated: March 18, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
     /s/ J. Terrence Lanni           Chairman of the Board, Chief    March 18, 1999
____________________________________  Executive Officer, and
         J. Terrence Lanni            Director

      /s/ Alex Yemenidjian           President, Chief Operating      March 18, 1999
____________________________________  Officer, and Director
          Alex Yemenidjian

      /s/ James J. Murren            Executive Vice President,       March 18, 1999
____________________________________  Chief Financial Officer,
          James J. Murren             and Director

      /s/ James D. Aljian            Director                        March 18, 1999
____________________________________
          James D. Aljian

       /s/ Fred Benninger            Director                        March 18, 1999
____________________________________
           Fred Benninger

    /s/ Terry N. Christensen         Director                        March 18, 1999
____________________________________
        Terry N. Christensen

                                     Director                        March   , 1999
____________________________________
          Glenn A. Cramer

             Signature                           Title                    Date
             ---------                           -----                    ----
                                     Director                        March   , 1999
____________________________________
          Willie D. Davis

                                     Director                        March   , 1999
____________________________________
       Alexander M. Haig, Jr.

       /s/ Kirk Kerkorian            Director                        March 18, 1999
____________________________________
           Kirk Kerkorian

                                     Director                        March   , 1999
____________________________________
          Walter M. Sharp

       /s/ Jerome B. York            Director                        March 18, 1999
____________________________________
           Jerome B. York

                         INDEX TO FINANCIAL STATEMENTS
                                  (Item 14(a))

                                                                Annual
                                                              Report to   Form
                                                             Stockholders 10-K
                                                                 Page     Page
                                                             ------------ ----
Report of Independent Public Accountants....................      49
Consolidated Statements of Operations--For the years ended
 December 31, 1998, 1997, 1996..............................      29
Consolidated Balance Sheets as of December 31, 1998 and
 1997.......................................................      30
Consolidated Statements of Cash Flows--For the years ended
 December 31, 1998, 1997, 1996..............................      31
Consolidated Statements of Stockholders' Equity--For the
 years ended December 31, 1998, 1997, and 1996..............      32
Notes to Consolidated Financial Statements..................      33
Selected Quarterly Financial Results (unaudited)............      50
Report of Independent Public Accountants on Supplemental
 Schedule...................................................               27
Schedule II--Valuation and Qualifying Accounts..............               28

  All other schedules have been omitted either as inapplicable or not required under the instructions contained in Regulation S-X, or because the information is included in the financial statements or the notes thereto.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To MGM Grand, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in MGM Grand, Inc.'s (the "Company") Annual Report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 1, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule II as shown on page 28 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 1, 1999

                        MGM GRAND, INC. AND SUBSIDIARIES

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                 Years Ended December 31, 1998, 1997, and 1996
                                 (In thousands)

                                                    Additions
                                           Balance   Charged          Balance
                                             at     to Costs  Amounts at End
                                          Beginning    and    Written   of
               Description                of Period Expenses    Off   Period
               -----------                --------- --------- ------- -------
FOR THE YEAR ENDED DECEMBER 31, 1998:
 Allowance for doubtful accounts and
 discounts...............................  $27,023   $40,455  $30,647 $36,831
FOR THE YEAR ENDED DECEMBER 31, 1997:
 Allowance for doubtful accounts and
 discounts...............................  $35,432   $31,814  $40,223 $27,023
FOR THE YEAR ENDED DECEMBER 31, 1996:
 Allowance for doubtful accounts and
 discounts...............................  $33,072   $38,635  $36,275 $35,432

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------

 2 Agreement and Plan of Merger, dated as of December 2, 1998, among the Company, MGM Acquisition Corp. And Primadonna Resorts, Inc.
         (incorporated by reference to Appendix A to the Company's Proxy
         Statement/Prospectus dated February 1, 1999).

 3(1) Certificate of Incorporation of Company, as amended (incorporated by reference to Exhibit 3(1) to Registration Statement No. 33-3305 and to
         Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 10-K")).

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

 *10(1) MGM Grand, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10(1) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 10-K")).

 *10(2) MGM Grand, Inc. Incentive Stock Option Plan (incorporated by reference to Exhibit 10(2) to the 1996 10-K).

 10(3) Amended and Restated Loan Agreement, dated as of July 17, 1997, as amended, between the Company, as Borrower, MGM Grand Atlantic City,
         Inc., as Co-Borrower, Bank of America NT&SA, as Administrative Agent, and the banks named therein (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K dated July 23, 1997,
         Exhibit 10(3)(a) to the 1997 10-K and Exhibit 10(3)(b) to the 1997 10-
         K).

 *10(4) Letter Agreements, dated January 3, 1991 and February 9, 1993, between the Company and Alex Yemenidjian (incorporated by reference to Exhibit
         10(19) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 10-K")).

 *10(5)  Letter Agreement, dated February 9, 1993, between the Company and Fred
         Benninger (incorporated by reference to Exhibit 10(20) of the 1992 10-
         K).

 10(6)   Operating Agreement of New York-New York Hotel, LLC by and between MGM
         Grand, Inc. and PRMA Las Vegas, Inc. dated as of December 26, 1994
         (incorporated by reference to Exhibit 10(16) to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1994 (the
         "1994 10-K")).

 10(7) Contribution Agreement with Joint Escrow instructions by and among PRMA Las Vegas, Inc. and the Company and New York-New York Hotel, LLC dated as of December 26, 1994 (incorporated by reference to the 1994
         10-K).

 10(8) Construction/Revolving Loan Agreement dated as of September 15, 1995 among New York-New York Hotel, LLC and the banks named therein
         (incorporated by reference to Exhibit 10(18) to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1995 (the
         "1995 10-K").


 Exhibit
 Number                                Description
 -------                               -----------

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

 *10(27) Letter Agreement dated October 10, 1995 between the Company and Edward
         Jenkins (incorporated by reference to Exhibit 10(27) to the 1996 10-
         K).

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

 *10(31) Letter Agreement dated April 22, 1997, between the Company and
         Alejandro Yemenidjian (incorporated by reference to Exhibit 10(31) to the 1997 10-K).

 *10(32) Letter Agreement dated January 16, 1998, between the Company and James
         Murren (incorporated by reference to Exhibit 10(32) to the 1997 10-K).

 *10(33) Letter Agreement dated December 9, 1998, between the Company and Scott
         Langsner.

 *10(34) Letter Agreement dated April 1, 1998 between the Company and J.
         Terrence Lanni.

 *10(35) Amended and Restated Ground Lease Agreement dated July 1, 1993 between
         Primm South Real Estate Company and The Primadonna Corporation
         (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Primadonna Resorts, Inc. for the fiscal year ended
         December 31, 1997 (the "Primadonna 1997 10-K")).

 *10(36) Amended and Restated Split-Dollar Agreement between The Primadonna
         Corporation, Gary E. Primm and Robert E. Armstrong, Trustee of the
         1992 Primm Children's Trust U/A dated December 22, 1992 (the
         "Trustee") dated as of December 22, 1998.

 *10(37) Split-Dollar Collateral Assignment, dated December 22, 1998, between
         The Primadonna Corporation, Robert E. Armstrong, as trustee of the
         1992 Primm Children's Trust U/A dated December 22, 1992, and John
         Hancock, as insurer.

--------
* Management contract or compensatory plan.

 Exhibit
 Number                                Description
 -------                               -----------

 10(38)  Credit Agreement dated June 5, 1997 by and among Primadonna Resorts,
         Inc. and The Primadonna Corporation as "Borrowers," and Wells Fargo
         Bank, as "Agent Bank" for a consortium of sixteen participating banks listed therein as "Lenders" (without schedules or exhibits)
         (incorporated by reference to Exhibit 10.29 to the Form 10-Q of Primadonna Resorts, Inc. for the period ended June 30, 1997).

 *10(39) First Amendment to the Amended and Restated Ground Lease Agreement and
         Consent and Waiver, dated August 25, 1997 by and among The Primadonna
         Corporation and Primm South Real Estate Company (incorporated by reference to Exhibit 10.31 to the Primadonna 1997 10-K).

 10(39) Assumption and Consent Agreement, dated December 18, 1997, by and among Primadonna Resorts, Inc. and The Primadonna Corporation, as
         "Borrowers," and Wells Fargo Bank, as "Agent Bank" for a consortium of sixteen participating banks listed therein as "Lenders" (without schedules or exhibits) (incorporated by reference to Exhibit 10.32 to the Primadonna 1997 10-K).

 10(40)  Assumption and Consent Agreement, dated June 3, 1998, by and among
         Primadonna Resorts, Inc. and The Primadonna Corporation, as
         "Borrowers," and Wells Fargo Bank, as "Agent Bank" for a consortium of participating banks listed therein as "Assuming Lenders" (without exhibit or schedules) (incorporated by reference to Exhibit 10.33 to the Form 10-Q of Primadonna Resorts, Inc. for the period ended June
         30, 1998).

 10(41) Amended and Restated Development Agreement among the City of Detroit and The Economic Development Corporation of the City of Detroit and
         MGM Grand Detroit, LLC for the City of Detroit Casino Development
         Project dated as of April 9, 1998.

 10(42) First Amendment to the Amended and Restated Development Agreement dated June 25, 1998.

 10(43) Letter dated January 26, 1999 from MGM Grand Detroit, LLC to the City of Detroit and The Economic Development Corporation of the City of
         Detroit.

 13      The Company's 1998 Annual Report to Stockholders.

 21      List of Subsidiaries.

 23      Consent of Independent Public Accountants.

 27      Financial Data Schedule for the period ending December 31, 1998.

 99      Unconsolidated Affiliate Financial Statements.

--------
* Management contract or compensatory plan.