Form 10-Q
period 1999-03-31
MGM GRAND INC
filed 1999-05-14
CIK 789570

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          --------------------------

                                   FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

 For the quarterly period ended                   March 31, 1999
                                ------------------------------------------------

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

 For the Transition period from           -           to           -
                                ---------------------    ----------------------

 Commission File Number:                         0-16760
                         ------------------------------------------------------

                                MGM GRAND, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                       88-0215232
-------------------------------                  ------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)


     3799 Las Vegas Boulevard South, Las Vegas, Nevada        89109
-------------------------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)


                                (702) 891-3333
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at May 11, 1999
--------------------------------              --------------------------------
Common Stock, $.01 par value                          62,079,476 shares

                       MGM GRAND, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                   I N D E X

                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Condensed Consolidated Statements of
                Operations for the Three Months Ended
                March 31, 1999 and March 31, 1998.......................       1

                Condensed Consolidated Balance Sheets
                at March 31, 1999 and December 31, 1998.................       2

                Condensed Consolidated Statements of
                Cash Flows for the Three Months Ended
                March 31, 1999 and March 31, 1998.......................       3

                Notes to Condensed Consolidated Financial
                Statements..............................................     4-9

     Item 2.    Management's Discussion and Analysis
                of Financial Condition and Results of Operations........   10-14

PART II.    OTHER INFORMATION

     Item 6.    Reports on Form 8-K.....................................      15

                Signatures..............................................      16

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                   -----------------------------
                                                                                                       1999            1998
                                                                                                   -------------   -------------
REVENUES:
   Casino                                                                                             $138,053        $ 95,722
   Rooms                                                                                                54,839          40,749
   Food and beverage                                                                                    34,447          24,983
   Entertainment, retail and other                                                                      40,422          23,947
   Income from unconsolidated affiliate                                                                  6,084          10,209
                                                                                                   -------------   -------------
                                                                                                       273,845         195,610
   Less: promotional allowances                                                                         22,478          15,763
                                                                                                   -------------   -------------
                                                                                                       251,367         179,847
                                                                                                   -------------   -------------
EXPENSES:
   Casino                                                                                               72,635          54,600
   Rooms                                                                                                14,718          11,373
   Food and beverage                                                                                    20,990          15,533
   Entertainment, retail and other                                                                      25,271          18,117
   Provision for doubtful accounts and discounts                                                        11,395           8,187
   General and administrative                                                                           33,620          24,524
   Depreciation and amortization                                                                        20,892          16,904
                                                                                                   -------------   -------------
                                                                                                       199,521         149,238
                                                                                                   -------------   -------------

OPERATING PROFIT BEFORE PREOPENING AND CORPORATE EXPENSE                                                51,846          30,609

   Preopening and other                                                                                  8,810              -
   Corporate expense                                                                                     5,094           2,451
                                                                                                   -------------   -------------
OPERATING INCOME                                                                                        37,942          28,158
                                                                                                   -------------   -------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                         327           3,797
   Interest expense, net of amounts capitalized                                                         (8,186)         (3,772)
   Interest expense from unconsolidated affiliate                                                       (1,058)         (2,171)
   Other, net                                                                                             (201)           (603)
                                                                                                   -------------   -------------
                                                                                                        (9,118)         (2,749)
                                                                                                   -------------   -------------

INCOME BEFORE PROVISION FOR INCOME TAXES, EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                               28,824          25,409
   Provision for income taxes                                                                          (10,333)         (9,147)
                                                                                                   -------------   -------------
NET INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF                                           18,491          16,262
   ACCOUNTING CHANGE
   Extraordinary Loss on early extinguishment of debt, net of income tax benefit of $484                  (898)             -
   Cumulative effect of change in accounting for preopening, net of income tax benefit of $4,399        (8,168)             -
                                                                                                   -------------   -------------
NET INCOME                                                                                            $  9,425        $ 16,262
                                                                                                   =============   =============

PER SHARE OF COMMON STOCK:
   Basic:
   Net income per share before extraordinary item and cumulative effect of
      accounting change                                                                                   0.34            0.28
   Extraordinary item, net                                                                               (0.02)           -
   Cumulative effect of accounting change, net                                                           (0.15)           -
                                                                                                   -------------   -------------
         Net income per share                                                                         $   0.17        $   0.28
                                                                                                   =============   =============

   Weighted Average Shares Outstanding (000's)                                                          55,376          57,990
                                                                                                   =============   =============

   Diluted:
   Net income per share before extraordinary item and cumulative effect of                                0.33            0.28
      accounting change
   Extraordinary item, net                                                                               (0.02)           -
   Cumulative effect of accounting change, net                                                           (0.14)           -
                                                                                                   -------------   -------------
         Net income per share                                                                         $   0.17        $   0.28
                                                                                                   =============   =============

   Weighted Average Shares Outstanding (000's)                                                          56,646          58,775
                                                                                                   =============   =============

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                       MGM GRAND, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (Unaudited)


                                    ASSETS

                                                                   March 31,          December 31,
                                                                      1999                1998
                                                                -----------------   -----------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $       65,769      $       81,956
   Accounts receivable, net                                             66,158              69,116
   Prepaid expenses and other                                           29,450              11,829
   Inventories                                                          11,212              11,081
   Deferred tax asset                                                   30,779              34,098
                                                                -----------------   -----------------
       Total current assets                                            203,368             208,080
                                                                -----------------   -----------------

PROPERTY AND EQUIPMENT, NET                                          2,230,791           1,327,722

OTHER ASSETS:
   Investments in unconsolidated affiliates, net                        10,967             134,025
   Excess of purchase price over fair market value
     of net assets acquired, net                                        37,318              37,574
   Deposits and other assets, net                                       56,411              66,393
                                                                -----------------   -----------------
       Total other assets                                              104,696             237,992
                                                                -----------------   -----------------

                                                                $    2,538,855       $   1,773,794
                                                                =================    ================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                             $       31,375       $      23,931
   Construction payable                                                 22,182              17,403
   Income taxes payable                                                 14,901               2,457
   Current obligation, capital leases                                    5,174               5,086
   Current obligation, long term debt                                   10,374              10,077
   Accrued interest on long term debt                                    6,270              14,630
   Other accrued liabilities                                           126,539             115,781
                                                                -----------------   -----------------
       Total current liabilities                                       216,815             189,365
                                                                -----------------   -----------------

DEFERRED REVENUES                                                        4,874               5,219
DEFERRED INCOME TAXES                                                   98,291              77,165
LONG TERM OBLIGATION, CAPITAL LEASES                                    13,339               2,867
LONG TERM DEBT                                                         983,230             534,797
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock ($.01 par value, 75,000,000 shares
     authorized, 67,790,047 and 58,033,094
     shares issued and outstanding)                                        678                 580
   Capital in excess of par value                                    1,218,052             968,199
   Treasury stock, at cost (6,000,000 shares)                         (210,589)           (210,589)
   Retained earnings                                                   202,612             193,187
   Other comprehensive income                                           11,553              13,004
                                                                -----------------   -----------------
       Total stockholders' equity                                    1,222,306             964,381
                                                                -----------------   -----------------

                                                                $    2,538,855       $   1,773,794
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

                  MGM GRAND, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                             (Unaudited)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                        ----------------------------
                                                                                            1999            1998
                                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $   9,425       $  16,262
   Adjustments to reconcile net income to net cash from
     operating activities:
       Depreciation and amortization                                                        21,095          16,942
       Amortization of debt offering costs                                                     490             377
       Provision for doubtful accounts and discounts                                        11,395           8,187
       Loss on early extinguishment of debt                                                  1,382              -
       Cumulative change in accounting principle                                            12,567              -
       Earnings in excess of distributions-unconsolidated affiliate                         (5,026)         (8,038)
       Deferred income taxes                                                                 3,740           2,575
       Change in assets and liabilities:
         Accounts receivable                                                                16,139          23,043
         Inventories                                                                         1,279           2,339
         Prepaid expenses and other                                                         (6,184)         (1,193)
         Income taxes payable                                                                5,638              -
         Accounts payable, accrued liabilities and other                                   (41,139)        (36,754)
         Currency translation adjustment                                                      (127)            (71)
                                                                                        ------------    ------------
           Net cash from operating activities                                               30,674          23,669
                                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                    (117,257)       (104,092)
   Acquisition of Primadonna Resorts, Inc., net                                            (13,345)             -
   Disposition of property and equipment, net                                                4,691             402
   Change in construction payable                                                            4,779          (4,590)
   Change in deposits and other assets, net                                                  9,880         (10,434)
                                                                                        ------------    ------------
           Net cash from investing activities                                             (111,252)       (118,714)
                                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments to banks and others                                                           (2,593)         (2,694)
   Issuance of long term debt                                                                   -          500,000
   Borrowings under bank line of credit                                                    450,000          31,000
   Extinguishment of debt                                                                 (374,500)             -
   Repayments of bank line of credit                                                       (15,000)        (31,000)
   Issuance of common stock                                                                  6,484             466
                                                                                        ------------    ------------
           Net cash from financing activities                                               64,391         497,772
                                                                                        ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (16,187)        402,727
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            81,956          34,606
                                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  65,769       $ 437,333
                                                                                        ============    ============

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Note 1.  Organization and Basis of Presentation

          MGM Grand, Inc. (the "Company") is a Delaware corporation, incorporated on January 29, 1986. As of March 31, 1999, approximately 61.5% of the outstanding shares of the Company's common stock were owned by Kirk Kerkorian and Tracinda Corporation ("Tracinda"), a Nevada corporation wholly owned by Kirk Kerkorian.

          Through its wholly-owned subsidiary, MGM Grand Hotel, Inc., the Company owns and operates the MGM Grand Hotel/Casino ("MGM Grand Las Vegas"), a hotel/casino and entertainment complex in Las Vegas, Nevada.

          On March 1, 1999, the Company completed its Merger (the "Merger") with Primadonna Resorts, Inc. ("Primadonna") and as part of the Merger acquired Primadonna's 50% ownership interest in New York-New York Hotel and Casino LLC ("NYNY LLC") which owns and operates the New York-New York Hotel and Casino ("NYNY") in Las Vegas, Nevada (see Note 7). Beginning March 1, 1999, Primadonna and NYNY are wholly-owned subsidiaries of the Company. The Merger gives the Company ownership of three hotel/casinos located in Primm, Nevada at the California/Nevada border: Whiskey Pete's, Buffalo Bill's and the Primm Valley Resort (the "Primm Properties"), as well as two championship golf courses located 1 mile from the Primm Properties.

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

          Through its wholly-owned subsidiary, MGM Grand Detroit, Inc., the Company and its local partners in Detroit, Michigan, formed MGM Grand Detroit, LLC to develop a hotel/casino and entertainment complex at an approximate cost of $800 million. On November 20, 1997, MGM Grand Detroit was chosen as a finalist for a development agreement to construct, own and operate one of Detroit's three new casinos. On April 9, 1998, the Detroit City Council approved MGM Grand Detroit's development agreement with the City of Detroit. Construction of the project is subject to the receipt of various governmental approvals. The plans for the permanent facility call for an 800-room hotel, a 100,000 square-foot casino, signature restaurants and retail outlets, a showroom and other entertainment venues. On July 22, 1998, the Michigan Gaming Control Board adopted a resolution which allows the issuance of casino licenses to conduct gaming operations in temporary facilities. Pending receipt of a license, MGM Grand Detroit, LLC anticipates the opening of a temporary gaming facility in the third quarter of 1999 at an approximate cost of $200 million. Through March 31, 1999, approximately $77.6 million was expended, with $61.4 million capitalized and $16.2 million expensed, by the Company for the permanent and temporary facilities.

          Through its wholly-owned subsidiary, MGM Grand Atlantic City, Inc., the Company intends to construct, own and operate a destination resort hotel/casino, entertainment and retail facility in Atlantic City, New Jersey, at an approximate cost of $700 million, on approximately 35

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     Note 1.   Organization and Basis of Presentation (continued)

     acres of land on the Atlantic City Boardwalk. Construction of the project is subject to the receipt of various governmental approvals. On July 24, 1996, the Company was found suitable for licensing by the New Jersey Casino Control Commission. Through March 31, 1999, approximately $54.5 million was expended, with $53.7 million capitalized and $.8 million expensed by the Company for the project.

          Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1998 Annual Report included on Form 10-K.

          In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1999, and the results of operations for the three month periods ended March 31, 1999 and 1998. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

          Certain reclassifications have been made to prior period financial statements to conform with the 1999 presentation, which have no effect on previously reported net income.

     Note 2.   Statements of Cash Flows - Supplemental Disclosures

          For the three months ended March 31, 1999 and 1998, cash payments made for interest, net of amounts capitalized were $1.6 million and zero, respectively.

          Cash payments made for state and federal taxes for the three months ended March 31, 1999 were $2 million. No cash payments were made for state and federal taxes for the three months ended March 31, 1998.

          As a result of the Merger (see Note 7), the Company issued stock to Primadonna shareholders in the amount of approximately $244.7 million and assumed long-term debt totaling $389 million.

Note 3.   Long Term Debt and Notes Payable

     Long term debt consisted of the following (in thousands):

                                                                        March 31,       December 31,
                                                                          1999              1998
                                                                       -----------      ------------
     Australian Hotel/Casino Loan, due December 1, 2000 (USD)            $ 43,604         $ 44,874
     Senior Reducing Revolving Credit Facility                            450,000                -
     6.95% Senior Collateralized Notes, due February 1, 2005              300,000          300,000
     6.875% Senior Collateralized Notes, due February 6, 2008             200,000          200,000
                                                                         --------         --------
                                                                          993,604          544,874
     Less:  Current Maturities                                            (10,374)         (10,077)
                                                                         --------         --------
                                                                         $983,230         $534,797
                                                                         ========         ========

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     Note 3.   Long Term Debt and Notes Payable (continued)

          Total interest incurred for the first three months of 1999 and 1998 was $13.1 million and $7.5 million, respectively, of which $4.9 million and $3.7 million were capitalized in the 1999 and 1998 periods, respectively. During the first three months of 1999 and 1998, the Company recognized interest expense from its unconsolidated affiliate of $1.1 million and $2.2 million, respectively.

          On July 1, 1996, the Company secured a $500 million Senior Reducing Revolving Credit Facility with BA Securities (the "Facility"), an affiliate of Bank of America NT&SA. In August 1996, the Facility was increased to $600 million. In July 1997, the Facility was amended, extended and increased to $1.25 billion (the "New Facility"), with provisions to allow an increase of the New Facility to $1.5 billion as well as to allow additional pari passu debt financing up to $500 million. The New Facility contains various restrictive covenants on the Company which include the maintenance of certain financial ratios and limitations on additional debt, dividends, capital expenditures and disposition of assets. The New Facility also restricts certain acquisitions and similar transactions. Interest on the New Facility is based on the bank reference rate or Eurodollar rate. The New Facility matures in December 2002, with the opportunity to extend the maturity for successive one year periods. During the three months ended March 31, 1999, $450 million was drawn down and remained outstanding on the New Facility. Of the $450 million drawn down, the Company used $216.6 million and $157.9 million to pay off the Primadonna and NYNY bank facilities, respectively, and terminated these borrowing arrangements.

          The Company filed a Shelf Registration Statement with the Securities and Exchange Commission which became effective on August 4, 1997. The Shelf Registration Statement allows the Company to issue up to $600 million of debt and equity securities. On February 2 and February 6, 1998, the Company completed public offerings totaling $500 million of Senior Collateralized Notes in tranches of 7 and 10 years. The 7-year tranche of $300 million carries a coupon of 6.95%, while the 10-year tranche of $200 million carries a coupon of 6.875%. Both tranches are initially secured equally and ratably with the New Facility, and the security may be removed equally with the New Facility at the Company's option upon the occurrence of certain events, including the maintenance of investment grade ratings. These Senior Collateralized Notes are pari passu with the New Facility and contain various restrictive covenants as does the New Facility. The Senior Collateralized Notes and the New Facility are collateralized by substantially all of the assets of the Company except for assets of certain unrestricted subsidiaries.

          The Australian bank facility originally provided a total availability of approximately $66.3 million (AUD $105 million), which has been reduced by principal payments totaling $24.2 million (AUD $36 million) made in accordance with the terms of the bank facility, including $2.6 million (AUD $4.1 million) during the three months ended March 31, 1999. As of March 31, 1999, $43.6 million (AUD $69 million) remained outstanding. The bank facility includes funding for general corporate purposes. Interest on the bank facility is based on the Australian Bank Bill rate. The indebtedness, which matures in December 2002, has been wholly guaranteed by the Company.

          MGM Grand Australia has an $12.6 million (AUD $20 million) uncommitted standby line of credit, with a funding period of 91 days for working capital purposes. No amount was outstanding during the three months ended March 31, 1999.

          On March 31, 1999, MGM Grand Detroit LLC secured a $230 million credit facility (the "Detroit Facility") with a consortium of banks, the majority of which are based in the greater Detroit

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     Note 3.   Long Term Debt and Notes Payable (continued)

     metropolitan area. The Detroit Facility will be used to finance the development and construction of the temporary and permanent casino complexes and for general working capital. The Detroit Facility may be increased to $250 million at the Company's discretion. The Detroit Facility is secured by substantially all of the assets of the temporary facility and is guaranteed by the Company. As of March 31, 1999, the Company was in compliance with all covenant provisions associated with the aforementioned obligations.

     Note 4.   Issuance of Common Stock

          On June 23, 1998, the Company announced a $35.00 per share cash tender offer for up to 6 million shares of the Company's common stock as part of a 12 million share repurchase program. The offer commenced on July 2, 1998 and expired on July 31, 1998. A total of 10.8 million shares of the Company's common stock were tendered and, accordingly, the shares were prorated with 6 million shares being purchased. The total acquisition cost of the tendered shares was approximately $210.6 million. The Company anticipates that, depending on market conditions, the remaining 6 million shares in the repurchase program may be acquired in the open market, in private transactions, through a tender offer or offers or otherwise.

          On March 1, 1999, the Company issued 9.5 million shares of the Company's common stock valued at approximately $244.7 million in connection with the Merger (see Note 7).

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

          The Company has recorded currency translation adjustments as Other Comprehensive Income in the accompanying consolidated financial statements. Comprehensive income is calculated as follows (in thousands):

                                                     Three Months Ended
                                                          March 31,
                                               ------------------------------
                                                   1999             1998
                                               -------------    -------------
     Net income                                   $ 9,425          $16,262
     Currency translation adjustment               (1,451)          (1,102)
                                               ------------------------------
     Comprehensive income                         $ 7,974          $15,160
                                               ==============================

     Note 6.   Earnings per Share

          The Company calculates earnings per share ("EPS") in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. SFAS 128 presents two EPS calculations: (i) basic earnings per common share which is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented, and (ii) diluted earnings per common share which is determined on the

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     Note 6.   Earnings per Share (continued)

     assumptions that options issued to employees are exercised and repurchased at the average price for the periods presented (in thousands except per share amounts):

                                                   Three Months Ended
                                                        March 31,
                                            --------------------------------
                                                1999               1998
                                            -------------      -------------
     Net Income                                $ 9,425            $16,262
                                               =======            =======
     Weighted Average Basic Shares              55,376             57,990
                                               =======            =======
     Basic Earnings per Share                  $  0.17            $  0.28
                                               =======            =======
     Weighted Average Diluted Shares            56,646             58,775
                                               =======            =======
     Diluted Earnings per Share                $  0.17            $  0.28
                                               =======            =======


          Weighted average diluted shares include the following: options to purchase 1,270,000 and 785,000 shares issued to employees for the three month periods ended March 31, 1999 and 1998, respectively.

     Note 7.   Primadonna Acquisition

          On March 1, 1999, the Company completed the Merger with Primadonna Resorts, Inc. for 9.5 million shares of the Company's common stock valued at approximately $244.7 million plus the assumption of debt totaling $389 million. Primadonna shareholders received .33 shares of the Company's common stock for every Primadonna share held. The transaction was accounted for as a purchase and, accordingly, the purchase price was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the Merger. The operating results for Primadonna are included in the Condensed Consolidated Statements of Operations from the date of acquisition.

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     The following unaudited pro forma consolidated financial information for the Company has been prepared assuming that the Merger had occurred on the first day of the following respective periods (in thousands, except per share amounts):

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                       -------------------------------------------
                                                                                            1999                        1998
                                                                                       ---------------             ---------------
     Net Revenues                                                                          $318,465                   $280,047
                                                                                           ========                   ========
     Operating Profit before Preopening and Corporate Expense                              $ 61,702                   $ 45,431
                                                                                           ========                   ========
     Operating Income                                                                      $ 47,799                   $ 41,796
                                                                                           ========                   ========
     Net Income before Extaordinary Item and Cumulative Effect of
        Accounting Change                                                                  $ 22,414                   $ 21,227
                                                                                           ========                   ========

     Basic Earnings per Share before Extraordinary Item and Cumulative
        Effect of Accounting Change                                                        $   0.36                   $   0.31
                                                                                           ========                   ========
     Weighted Average Basic Shares Outstanding (000's)                                       61,610                     67,521
                                                                                           ========                   ========

     Diluted Earnings per Share before Extraordinary Item and Cumulative
        Effect of Accounting Change                                                        $   0.36                   $   0.31
                                                                                           ========                   ========
     Weighted Average Diluted Shares Outstanding (000's)                                     62,973                     68,321
                                                                                           ========                   ========

          These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what the Company's actual results would have been had the acquisition been completed as of the beginning of these periods, or of future results.

     Note 8.   Start Up Activities

          Effective January 1, 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that all companies expense costs of start-up activities as those costs are incurred. The term "start-up" includes pre-opening, pre-operating and organization activities. As a result of the adoption of SOP 98-5, the Company recognized $4.3 million and $.1 million in preopening expense for the current period related to the Detroit and Atlantic City projects, as well as $1.1 million related to the Mansion at the MGM Grand Las Vegas. Additionally, the Company recognized the cumulative effect of the accounting change of $7.7 million and $.5 million, related to the adoption of SOP 98-5 for the Detroit and Atlantic City projects.

                        MGM GRAND, INC. AND SUBSIDIARIES

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Quarter versus Quarter

          Net revenues for the first quarter of 1999 were $251.4 million, representing an increase of $71.6 million (39.8%) when compared with $179.8 million during the same period last year. The increase in net revenues was due to growth in every revenue segment at existing properties as well as the addition of NYNY and the Primm Properties effective with the March 1st merger with Primadonna Resorts, Inc. (see Note 7).

          Consolidated casino revenues for the first quarter of 1999 were $138.1 million, representing an increase of $42.4 million (44.3%) when compared
     with $95.7 million during the same period in the prior year.   MGM Grand
     Las Vegas casino revenues were $107.2 million, representing an increase of $17.6 million (19.6%) when compared with $89.6 million during the same period in the prior year. The increase in casino revenues at MGM Grand Las Vegas was a result of a record table games volume (excluding baccarat) and a more normalized win percentage in 1999. MGM Grand Australia reported casino revenues of $6.6 million, representing an increase of $.5 million (8.2%) when compared with $6.1 million during the same period in the prior year. The increase in casino revenue was largely due to an increase in slots volume. In addition, NYNY and the Primm Properties contributed $10.3 million and $13.9 million, respectively, to casino revenues since the merger on March 1, 1999.

          Consolidated room revenues were $54.8 million for the first quarter of 1999 compared with $40.7 million in the prior year's first quarter, representing an increase of $14.1 million (34.6%). MGM Grand Las Vegas room revenues were $46.8 million, representing an increase of $6.4 million (15.8%) when compared with $40.4 million in the same period of the prior year. The increase was due to a higher average room rate for the 1999 first quarter of $109 compared with $100, as well as an increase in occupancy to 96.5% in the first quarter of 1999 when compared with 90.5% in the prior year. MGM Grand Australia room revenues decreased $.1 million (25%) from $.4 million in 1998 to $.3 million in 1999 due to slightly lower room rates and occupancy during the first quarter of 1999 compared with 1998. NYNY and the Primm Properties reported room revenues of $5.9 million and $1.9 million, respectively, since the merger on March 1, 1999.

          Consolidated food and beverage revenues were $34.4 million in the first quarter of 1999, representing an increase of $9.4 million (37.6%) when compared with $25 million in the first quarter of the prior year. MGM Grand Las Vegas reported food and beverage revenues of $29.9 million during the first quarter of 1999, representing an increase of $6.2 million (26.2%) when compared with $23.7 million in the first quarter of 1998. This increase resulted from the banquet revenue generated by the Conference Center, which opened on April 16, 1998, and increased revenue from the Studio 54 night club. MGM Grand Australia reported food and beverage revenues of $1 million, representing a decrease of $.3 million (23.1%) when compared with $1.3 million in the first quarter of 1998, due to fewer food covers in the current year. NYNY and the Primm Properties reported food and beverage revenues of $1.2 million and $2.4 million, respectively, since the merger on March 1, 1999.

          Consolidated entertainment, retail and other revenues increased $16.5 million (69%) from $23.9 million in the 1998 period to $40.4 million in the 1999 period. The increase is primarily a result of strengthened MGM Grand Las Vegas entertainment, retail and other revenue which increased $7.7 million (32.9%) from $23.4 million in the first quarter of 1998 to $31.1 million in 1999. This was the result of increased entertainment revenues in 1999 which included a heavyweight boxing match. Also, the Company had increased management and development

                        MGM GRAND, INC. AND SUBSIDIARIES

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Quarter versus Quarter (continued)

     fees from MGM Grand South Africa of $2.6 million in the 1999 period compared with $.7 million in the prior year. NYNY and the Primm Properties reported entertainment, retail, and other revenues of $3.4 million and $3.4 million, respectively, since the merger on March 1, 1999.

          Income from unconsolidated affiliate was $6.1 million for the first quarter of 1999, compared with $10.2 million in 1998, representing the Company's 50% share of NYNY's operating income. The reduction is a result of the current quarter's two months of activity compared with the prior year's three months. As a result of the merger with Primadonna Resorts, Inc. on March 1, 1999, NYNY became a 100% owned subsidiary of the Company and as such its results of operations have been consolidated with those of the Company since that time.

          Consolidated operating expenses (before Pre-Opening and Corporate expenses) were $199.5 million in the first quarter of 1999, representing an increase of $50.3 million (33.7%) when compared with $149.2 million for the same period last year. The overall increase was attributable to MGM Grand Las Vegas which included increased casino expenses due to gaming taxes on the increased revenues, expenses associated with the heavyweight boxing match held in the quarter and higher food and beverage expenses due to the increased revenues. MGM Grand Australia operating expenses remained flat when compared with the prior year period as a result of continuing cost containment efforts. NYNY and the Primm Properties added operating expenses of $11.9 million and $16.3 million, respectively, since the merger on March 1, 1999.

          Preopening and other expense for the 1999 first quarter of $8.8 million represents costs principally associated with the Detroit temporary casino, which is expected to open in the third quarter of 1999.

          Corporate expense for 1999 was $5.1 million compared with $2.5 million in 1998, representing an increase of $2.6 million. The 1999 quarter included expense of stock options issued to non-employees of the Company.

          Interest income of $.3 million for the three months ended March 31, 1999 decreased by $3.5 million from $3.8 million in the first quarter of 1998. The decrease was attributable to lower invested cash balances versus the prior year.

          Interest expense in the first quarter of 1999 was $8.2 million (net of amounts capitalized) compared with $3.8 million in the first quarter of 1998, reflecting increased outstanding loan balances relating to construction of the Detroit temporary casino as well as debt assumed in the Merger with Primadonna on March 1, 1999. Also, the Company recognized interest expense from unconsolidated affiliate of $1.1 million during the 1999 period compared with $2.2 million in 1998, reflecting a reduced outstanding balance on the NYNY facility, as well as two months of activity during 1999 compared with three months in 1998.

          The extraordinary loss in the current year's first quarter of $.9 million, net of applicable income tax benefit, reflects the write-off of unamortized debt costs associated with the extinguishment of the NYNY LLC credit facility (see Note 3).

                       MGM GRAND, INC. AND SUBSIDIARIES


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Quarter versus Quarter (continued)

          The cumulative effect of the accounting change in the current year's first quarter of $8.2 million, net of income tax benefit, reflects the Company's adoption of the recently issued SOP 98-5. Previously, the Company had capitalized preopening costs until the development of a property was substantially completed and ready to open, at which time the cumulative costs were expensed (see Note 8). SOP 98-5 requires such start costs to be expensed as incurred.

     Liquidity and Capital Resources

          As of March 31, 1999 and December 31, 1998, the Company held cash and cash equivalents of $65.8 million and $82 million, respectively. Cash provided by operating activities for the first three months of 1999 was $30.7 million compared with $23.7 million for the same period of 1998.

          During the three months ended March 31, 1999, $450 million was drawn down and remained outstanding on the New Facility. Of the $450 million drawn down, the Company used $216.6 million and $157.9 million to pay off the Primadonna and NYNY bank facilities, respectively. Accordingly, both the Primadonna and NYNY bank facilities have been extinguished.

          On May 6, 1996, MGM Grand Las Vegas announced details of a 30-month, $250 million Master Plan designed to transform the facility into "The City
     of Entertainment."   The Master Plan, which on June 3, 1997 was enhanced
     and increased to approximately $570 million, is nearing completion with the "Mansion at the MGM Grand" offering 29 exclusive suites and villas, anticipated to open in May 1999; the lion habitat anticipated to open in June 1999; and expanded parking facilities anticipated to open in July 1999. The Company's 380,000 square foot state-of-the-art conference center opened in April 1998, and the 50-foot tall polished bronze lion sculpture along with the "Entertainment Casino" (previously known as the Emerald City casino) were completed during the first quarter of 1998 which includes a Studio 54 nightclub and the Rainforest Cafe. Additionally, the new 6.6-acre pool and spa complex was completed and opened for operations in July 1998 and a new 3,800 space employee parking garage also opened in July 1998. Approximately $81.1 million is anticipated to be expended during 1999 related to the Master Plan, of which $40.7 million had been expended through March 31, 1999.

          Capital expenditures during the first three months of 1999 were $117.3 million, consisting primarily of $22.3 million related to MGM Grand Las Vegas for general property improvements, $40.7 million for the Master Plan project, $.8 million at NYNY for general property improvements, $1.3 million at Primm Properties for general property improvements, $.1 million at MGM Grand Australia for general property improvements, $50.9 million at MGM Grand Detroit for construction activities and $1.2 million for MGM Grand Atlantic City land acquisition costs and pre-construction activities. Anticipated capital expenditures remaining for 1999 are approximately $421.1 million, consisting of approximately $40.4 million related to the Master Plan, approximately $121.9 million related to general property improvements for MGM Grand Las Vegas, approximately $16.3 million related to general property improvements for NYNY, approximately $4.7 million related to general property improvements for the Primm Properties, approximately $234.8 million related to construction activities for MGM Grand Detroit's temporary and permanent facilities, and approximately $3 million related to land acquisitions and pre-construction activities for MGM Grand Atlantic City.

                        MGM GRAND, INC. AND SUBSIDIARIES

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Liquidity and Capital Resources (continued)


          On June 23, 1998, the Company announced a $35.00 per share cash tender offer for up to 6 million shares of Company common stock as part of a 12 million share repurchase program. The offer commenced on July 2, 1998 and expired on July 31, 1998. Based upon the final results, 10.8 million shares of the Company's common stock were tendered, and accordingly, the shares were prorated. The total acquisition cost of the tendered shares was approximately $210.6 million. The Company anticipates that, depending on market conditions, the remaining 6 million shares in the repurchase program may be acquired in the open market, in private transactions, through a tender offer, offers or otherwise.

          The Company expects to finance operations, capital expenditures, existing debt obligations and future share repurchases through cash flow from operations, cash on hand, and the bank lines of credit.

     Impact of the Year 2000 Issue

          The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year, which may result in system failures and disruptions to operations at January 1, 2000. The Company is assessing its Year 2000 readiness through an ongoing Year 2000 Remediation Program that addresses information technology systems, as well as systems outside of the information technology area. The Year 2000 Remediation Program takes into consideration all locations where the Company has operations. The Year 2000 Remediation Program includes continuing assessment of the Company's Year 2000 issues, contacting suppliers of certain systems to determine the timing of applicable upgrades, and implementing applicable Year 2000 upgrades, which are currently available.

          The Company has initiated formal communications with its significant suppliers to determine the extent to which the Company is vulnerable to third party failure to remediate their own Year 2000 issues. In conjunction with this effort, the Company is assessing the potential impact of such third party Year 2000 issues. There can be no guarantee that the systems of third parties on which the Company's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

          The Company's Year 2000 Remediation Program may require enhancements to ensure there is no disruption to the Company's operations, however, the financial impact of making such enhancements is not expected to be material to the Company's financial position or results of operations. During the current quarter, the Company has not incurred material costs to modify existing computer systems, however, it is estimated that approximately $2.7 million will be incurred in 1999.

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

     Item 6.

     Reports on Form 8-K.

          1. Report on Form 8-K dated March 1, 1999, filed by the Company with the Commission on March 12, 1999 in which events under Item 5, Other Events were reported.

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


                                                     MGM GRAND, INC.
                                       -----------------------------------------
                                                      (Registrant)


     Date:  May 12, 1999                         /s/ J. Terrence Lanni
                                       _________________________________________
                                                    J. Terrence Lanni
                                                  Chairman of the Board
                                               and Chief Executive Officer


     Date:  May 12, 1999                           /s/ James J. Murren
                                       _________________________________________
                                                     James J. Murren
                                                 Executive Vice President
                                                and Chief Financial Officer