Form 10-Q
period 1999-06-30
MGM GRAND INC
filed 1999-08-03
CIK 789570

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1999
                               ------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Transition period from ___________________ to ________________________

Commission File Number:                          0-16760
                       -------------------------------------------------------

                                MGM GRAND, INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                           88-0215232
- --------------------------------                        -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

   3799 Las Vegas Boulevard South, Las Vegas, Nevada            89109
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at August 2, 1999
- -----------------------------                ----------------------------------
Common Stock, $.01 par value                         56,347,595 shares

                       MGM GRAND, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                   I N D E X

                                                                         Page
                                                                         ----
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Statements of
            Operations for the Three Months and Six Months
            Ended June 30, 1999 and June 30, 1998....................      1

            Condensed Consolidated Balance Sheets
            at June 30, 1999 and December 31, 1998...................      2

            Condensed Consolidated Statements of
            Cash Flows for the Six Months Ended
            June 30, 1999 and June 30, 1998........ .................      3

            Notes to Condensed Consolidated Financial
            Statements...............................................    4-9

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations ........  10-16

PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders
            at the Annual Shareholder Meeting Held on May 6, 1999....     17

   Item 6.  Reports on Form 8-K......................................     17

            Signatures...............................................     18

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                              Three Months Ended                Six Months Ended
                                                                    June 30,                         June 30,
                                                        -----------------------------      ---------------------------
                                                            1999              1998            1999             1998
                                                        -------------      ----------      -----------      ----------
REVENUES:
   Casino                                                   $182,606       $ 96,427          $320,659        $192,149
   Rooms                                                      67,426         43,344           122,265          84,093
   Food and beverage                                          40,032         23,560            74,479          48,543
   Entertainment, retail and other                            54,668         27,413            95,090          51,360
   Income from unconsolidated affiliate                            -          9,468             6,084          19,677
                                                        -------------      ----------      -----------      ----------
                                                             344,732        200,212           618,577         395,822
   Less: promotional allowances                               25,672         14,847            48,150          30,610
                                                        -------------      ----------      -----------      ----------
                                                             319,060        185,365           570,427         365,212
                                                        -------------      ----------      -----------      ----------
EXPENSES:
   Casino                                                     82,947         54,641           155,582         109,241
   Rooms                                                      21,227         12,428            35,945          23,801
   Food and beverage                                          25,277         14,987            46,267          30,520
   Entertainment, retail and other                            29,385         18,657            54,656          36,774
   Provision for doubtful accounts and discounts              12,888          9,586            24,283          17,773
   General and administrative                                 49,436         26,186            83,056          50,710
   Depreciation and amortization                              29,069         18,840            49,961          35,744
                                                        -------------      ----------      -----------      ----------
                                                             250,229        155,325           449,750         304,563
                                                        -------------      ----------      -----------      ----------
OPERATING PROFIT BEFORE PREOPENING AND CORPORATE
 EXPENSE                                                      68,831         30,040           120,677          60,649

   Preopening and other                                       14,107              -            22,917               -
   Corporate expense                                           4,533          2,937             9,627           5,388
                                                        -------------      ----------      -----------      ----------
OPERATING INCOME                                              50,191         27,103            88,133          55,261
                                                        -------------      ----------      -----------      ----------
OTHER INCOME (EXPENSE):
   Interest income                                               370          5,413               697           9,210
   Interest expense, net of amounts capitalized              (11,965)        (6,272)          (20,151)        (10,044)
   Interest expense from unconsolidated affiliate                  -         (2,185)           (1,058)         (4,356)
   Other, net                                                   (332)          (544)             (533)         (1,147)
                                                        -------------      ----------      -----------      ----------
                                                             (11,927)        (3,588)          (21,045)         (6,337)
                                                        -------------      ----------      -----------      ----------
INCOME BEFORE PROVISION FOR INCOME TAXES,
 EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                                            38,264         23,515            67,088          48,924
   Provision for income taxes                                (14,158)        (9,116)          (24,491)        (18,263)
                                                        -------------      ----------      -----------      ----------
NET INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                                24,106         14,399            42,597          30,661
   Extraordinary Loss on early ext. of debt, net of
    $484 tax benefit                                               -              -              (898)              -
   Cum. effect of acct. change for preopening, net
    of $4,399 tax benefit                                          -              -            (8,168)              -
                                                        -------------      ----------      -----------      ----------
NET INCOME                                                  $ 24,106       $ 14,399          $ 33,531        $ 30,661
                                                        =============      ==========      ===========      ==========
PER SHARE OF COMMON STOCK:
   Basic:
   Net income per share before extraordinary item
    and cumulative effect of accounting change              $   0.39       $   0.25          $   0.73        $   0.53
   Extraordinary item, net                                         -              -             (0.02)              -
   Cumulative effect of accounting change, net                     -              -             (0.14)              -
                                                        -------------      ----------      -----------      ----------
         Net income per share                               $   0.39       $   0.25          $   0.57        $   0.53
                                                        =============      ==========      ===========      ==========
   Weighted Average Shares Outstanding (000's)                62,067         58,001            58,740          57,995
                                                        =============      ==========      ===========      ==========

   Diluted:
   Net income per share before extraordinary item
    and cumulative effect of accounting change              $   0.38       $   0.25          $   0.71        $   0.52
   Extraordinary item, net                                         -              -             (0.01)              -
   Cumulative effect of accounting change, net                     -              -             (0.14)              -
                                                        -------------      ----------      -----------      ----------
         Net income per share                               $   0.38       $   0.25          $   0.56        $   0.52
                                                        =============      ==========      ===========      ==========

   Weighted Average Shares Outstanding (000's)                63,733         58,613            60,106          58,697
                                                        =============      ==========      ===========      ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       MGM GRAND, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (Unaudited)


                                    ASSETS


                                                                                       June 30,            December 31,
                                                                                         1999                 1998
                                                                                     ------------           ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                         $    107,520           $     81,956
   Accounts receivable, net                                                                68,872                 69,116
   Prepaid expenses and other                                                              31,523                 11,829
   Inventories                                                                             11,607                 11,081
   Deferred tax asset                                                                      32,444                 34,098
                                                                                     ------------           ------------
       Total current assets                                                               251,966                208,080
                                                                                     ------------           ------------

PROPERTY AND EQUIPMENT, NET                                                             2,321,165              1,327,722

OTHER ASSETS:
   Investments in unconsolidated affiliates, net                                           11,516                134,025
   Excess of purchase price over fair market value
     of net assets acquired, net                                                           37,062                 37,574
   Deposits and other assets, net                                                          52,785                 66,393
                                                                                     ------------           ------------
       Total other assets                                                                 101,363                237,992
                                                                                     ------------           ------------

                                                                                     $  2,674,494           $  1,773,794
                                                                                     ============           ============


                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                  $     41,216           $     23,931
   Construction payable                                                                    41,889                 17,403
   Income taxes payable                                                                     3,757                  2,457
   Current obligation, capital leases                                                       5,710                  5,086
   Current obligation, long term debt                                                      10,874                 10,077
   Accrued interest on long term debt                                                      14,734                 14,630
   Other accrued liabilities                                                              136,487                115,781
                                                                                     ------------           ------------
       Total current liabilities                                                          254,667                189,365
                                                                                     ------------           ------------

DEFERRED REVENUES                                                                           4,936                  5,219
DEFERRED INCOME TAXES                                                                     106,170                 77,165
LONG TERM OBLIGATION, CAPITAL LEASES                                                       14,734                  2,867
LONG TERM DEBT                                                                          1,034,111                534,797
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock ($.01 par value, 75,000,000 shares
     authorized, 68,237,795 and 58,033,094
     shares issued and outstanding)                                                            682                   580
   Capital in excess of par value                                                        1,233,695               968,199
   Treasury stock, at cost (6,000,000 shares)                                             (210,589)             (210,589)
   Retained earnings                                                                       226,718               193,187
   Other comprehensive income                                                                9,370                13,004
                                                                                     -------------          ------------
       Total stockholders' equity                                                        1,259,876               964,381
                                                                                     -------------          ------------

                                                                                     $   2,674,494          $  1,773,794
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

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                         ---------------------------
                                                                             1999             1998
                                                                         -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $  33,531       $  30,661
   Adjustments to reconcile net income to net cash from
     operating activities:
       Depreciation and amortization                                         50,351          35,819
       Amortization of debt offering costs                                      979             868
       Provision for doubtful accounts and discounts                         24,283          17,773
       Loss on early extinguishment of debt                                   1,382               -
       Cumulative change in accounting principle                             12,567               -
       Earnings in excess of distributions-unconsolidated affiliate          (5,026)        (11,201)
       Deferred income taxes                                                  9,954           7,133
       Change in assets and liabilities:
         Accounts receivable                                                    537           2,106
         Inventories                                                            493           1,256
         Prepaid expenses and other                                          (8,257)             39
         Income taxes payable                                                (5,506)              -
         Accounts payable, accrued liabilities and other                    (10,894)        (13,214)
         Currency translation adjustment                                       (211)            266
                                                                         -----------     -----------
           Net cash from operating activities                               104,183          71,506
                                                                         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                     (235,446)       (208,247)
   Acquisition of Primadonna Resorts, Inc., net                             (13,346)              -
   Disposition of property and equipment, net                                 6,193             446
   Change in construction payable                                            24,486         (10,900)
   Change in deposits and other assets, net                                  10,174         (14,493)
                                                                         -----------     -----------
           Net cash from investing activities                              (207,939)       (233,194)
                                                                         -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments to banks and others                                            (5,312)         (5,210)
   Issuance of long term debt                                                     -         500,000
   Borrowings under bank line of credit                                     597,000          31,000
   Extinguishment of debts                                                 (374,500)              -
   Repayments of bank lines of credit                                      (110,000)        (31,000)
   Issuance of common stock                                                  22,132             497
                                                                       -------------      ----------
           Net cash from financing activities                               129,320         495,287
                                                                       -------------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    25,564         333,599
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             81,956          34,606
                                                                       -------------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 107,520       $ 368,205
                                                                       =============     ===========

                                      -3-

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Note 1.    Organization and Basis of Presentation

          MGM Grand, Inc. (the "Company") is a Delaware corporation, incorporated on January 29, 1986. As of June 30, 1999, approximately 61.1% of the outstanding shares of the Company's common stock were owned by Kirk Kerkorian and Tracinda Corporation ("Tracinda"), a Nevada corporation wholly owned by Kirk Kerkorian.

          Through its wholly-owned subsidiary, MGM Grand Hotel, Inc., the Company owns and operates the MGM Grand Hotel/Casino ("MGM Grand Las Vegas"), a hotel/casino and entertainment complex in Las Vegas, Nevada.

          On March 1, 1999, the Company completed its merger (the "Merger") with Primadonna Resorts, Inc. ("Primadonna"), and as part of the Merger acquired Primadonna's 50% ownership interest in New York-New York Hotel and Casino LLC ("NYNY, LLC") which owns and operates the New York-New York Hotel and Casino ("NYNY") in Las Vegas, Nevada (see Note 7). Beginning March 1, 1999, Primadonna and NYNY, LLC are wholly-owned subsidiaries of the Company. The Merger gave the Company ownership of three hotel/casinos located in Primm, Nevada at the California/Nevada border, which includes Whiskey Pete's, Buffalo Bill's and the Primm Valley Resort (the "Primm Properties"), as well as two championship golf courses located 1 mile from the Primm Properties.

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

          Through its wholly-owned subsidiary, MGM Grand Detroit, Inc. the Company and its local partners in Detroit, Michigan, formed MGM Grand Detroit, LLC to develop a hotel/casino and entertainment complex ("MGM Grand Detroit"), at an approximate cost of $800 million. On November 20, 1997, the Company was chosen as a finalist for a development agreement to construct, own and operate one of Detroit's three new casinos. On April 9, 1998, the Detroit City Council approved MGM Grand Detroit's development agreement with the City of Detroit. Construction of the project is subject to the receipt of various governmental approvals. The plans for the permanent facility call for an 800-room hotel, a 100,000 square-foot casino, signature restaurants and retail outlets, a showroom and other entertainment venues. On July 22, 1998, the Michigan Gaming Control Board adopted a resolution which allows the issuance of casino licenses to conduct gaming operations in temporary facilities. On July 28, 1999, the Michigan Gaming Control Board issued a casino license to MGM Grand Detroit, LLC to conduct gaming operations in it's interim facility, which opened on July 29, 1999. Through June 30, 1999, approximately $159.1 million was expended, with $131.2 million capitalized and $27.9 million expensed, by the Company for the permanent and temporary facilities.

          Through its wholly-owned subsidiary, MGM Grand Atlantic City, Inc., the Company intends to construct, own and operate a destination resort hotel/casino, entertainment and retail facility in Atlantic City, New Jersey, at an approximate cost of $700 million, on approximately 35 acres of land on the Atlantic City Boardwalk. Construction of the project is subject to the receipt of various governmental approvals. On July 24, 1996, the Company was found suitable for licensing

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     Note 1.    Organization and Basis of Presentation (continued)

     by the New Jersey Casino Control Commission. Through June 30, 1999, approximately $54.8 million was expended, with $54 million capitalized and $.8 million expensed by the Company for the project.

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

          In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1999, and the results of operations for the three month and six month periods ended June 30, 1999 and 1998. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

          Certain reclassifications have been made to prior period financial statements to conform with the 1999 presentation, which have no effect on previously reported net income.

     Note 2.    Statements of Cash Flows - Supplemental Disclosures

          For the six months ended June 30, 1999 and 1998, cash payments made for interest, net of amounts capitalized were $21.5 million and $3.1 million, respectively.

          Cash payments made for state and federal taxes for the six months ended June 30, 1999 and 1998 were $16.1 million and $7.1 million, respectively.

          As a result of the Merger (see Note 7), the Company issued stock to Primadonna shareholders in the amount of approximately $244.7 million and assumed long-term debt totaling $389 million.

     Note 3.   Long Term Debt and Notes Payable

     Long term debt consisted of the following (in thousands):

                                                                             June 30,                   December 31,
                                                                               1999                         1998
                                                                        ------------------           ------------------

     Australian Hotel/Casino Loan, due December 1, 2000 (US$)           $           42,985           $          44,874
     Senior Reducing Revolving Credit Facility                                     355,000                           -
     MGM Grand Detroit, LLC Credit Facility                                        147,000                           -
     6.95% Senior Collateralized Notes, due February 1, 2005                       300,000                     300,000
     6.875% Senior Collateralized Notes, due February 6, 2008                      200,000                     200,000
                                                                        ------------------           -----------------
                                                                                 1,044,985                     544,874
     Less:  Current Maturities                                                     (10,874)                    (10,077)
                                                                        ------------------           -----------------
                                                                        $        1,034,111           $         534,797
                                                                        ==================           =================

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     Note 3.   Long Term Debt and Notes Payable (continued)

          Total interest incurred for the first six months of 1999 and 1998 was $30.5 million and $18.2 million, respectively, of which $10.4 million and $8.2 million was capitalized in the 1999 and 1998 periods, respectively. During the first six months of 1999 and 1998, the Company recognized interest expense from its unconsolidated affiliate of $1.1 million and $4.4 million, respectively.

          On July 1, 1996, the Company secured a $500 million Senior Reducing Revolving Credit Facility with BA Securities (the "Facility"), an affiliate of Bank of America NT&SA. In August 1996, the Facility was increased to $600 million. In July 1997, the Facility was amended, extended and increased to $1.25 billion (the "New Facility"), with provisions to allow an increase of the New Facility to $1.5 billion as well as to allow additional pari passu debt financing up to $500 million. The New Facility contains various restrictive covenants on the Company which include the maintenance of certain financial ratios and limitations on additional debt, dividends, capital expenditures and disposition of assets. The New Facility also restricts certain acquisitions and similar transactions. Interest on the New Facility is based on the bank reference rate or Eurodollar rate. The New Facility matures in December 2002, with the opportunity to extend the maturity for successive one year periods. On May 4, 1999, two letters of credit totaling $49.9 million were issued under the facility to support municipal financing used in connection with the proposed Detroit permanent casino. During the six months ended June 30, 1999, $450 million was drawn down on the New Facility of which $355 million remained outstanding. The Company used $216.6 million and $157.9 million from the New Facility to pay off the Primadonna and NYNY bank facilities, respectively, and terminated these borrowing arrangements.

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

          The Australian bank facility originally provided a total availability of approximately $69.5 million (AUD $105 million), which has been reduced by principal payments totaling $26.9 million (AUD $40.1 million) made in accordance with the terms of the bank facility, including $5.3 million (AUD $8.2 million) during the six months ended June 30, 1999. As of June 30, 1999, $43 million (AUD $64.9 million) remained outstanding. The bank facility includes funding for general corporate purposes. Interest on the bank facility is based on the Australian Bank Bill rate. The indebtedness, which matures in December 2002, has been wholly guaranteed by the Company.

          MGM Grand Australia has an $13.2 million (AUD $20 million) uncommitted standby line of credit, with a funding period of 91 days for working capital purposes. No amount was outstanding during the six months ended June 30, 1999.

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     Note 3.   Long Term Debt and Notes Payable (continued)

          On March 31, 1999, MGM Grand Detroit, LLC secured a $230 million credit facility (the "Detroit Facility") with a consortium of banks, the majority of which are based in the greater Detroit metropolitan area. The Detroit Facility will be used to finance the development and construction of the temporary and permanent casino complexes and for general working capital. The Detroit Facility may be increased to $250 million at the Company's discretion. The Detroit Facility is secured by substantially all of the assets of the temporary facility and is guaranteed by the Company. During the six months ended June 30, 1999, $147 million was drawn down and remained outstanding on the Detroit Facility. As of June 30, 1999, the Company was in compliance with all covenant provisions associated with the aforementioned obligations.

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

          On June 10, 1999, the Company announced a $50.00 per share cash tender offer for up to 6 million shares of the Company's common stock. The offer commenced on June 17, 1999 and expired on July 23, 1999. Based upon the final results, 15.1 million shares of the Company's common stock were tendered, and accordingly, the tendered shares were prorated. The total acquisition cost of the tendered shares was approximately $300.6 million. This tender offer completes the acquisition of the remaining 6 million shares offered in the 12 million share repurchase program announced on June 23, 1998.

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

          The Company has recorded currency translation adjustments as Other Comprehensive Income in the accompanying consolidated financial statements. Comprehensive income is calculated as follows (in thousands):


                                                                Three Months Ended                    Six Months Ended
                                                                    June 30,                              June 30,
                                                           -------------------------               ----------------------
                                                             1999             1998                   1999          1998
                                                           -------           -------               -------        -------
     Net income                                            $24,106           $14,399               $33,531        $30,661
     Currency translation adjustment                        (2,183)            4,065                (3,634)         2,963
                                                           -------           -------               -------        -------
     Comprehensive income                                  $21,923           $18,464               $29,897        $33,624
                                                           =======           =======               =======        =======

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

                                                                   Three Months Ended                   Six Months Ended
                                                                        June 30,                            June 30,
                                                                -------------------------           ------------------------
                                                                   1999          1998                   1999         1998
                                                                ----------     ----------           ----------    ----------
     Net Income                                                 $   24,106     $   14,399           $   33,531    $   30,661
                                                                ==========     ==========           ==========    ==========
     Weighted Average Basic Shares                                  62,067         58,001               58,740        57,995
                                                                ==========     ==========           ==========    ==========
     Basic Earnings per Share                                   $     0.39     $     0.25           $     0.57    $     0.53
                                                                ==========     ==========           ==========    ==========
     Weighted Average Diluted Shares                                63,733         58,613               60,106        58,697
                                                                ==========     ==========           ==========    ==========
     Diluted Earnings per Share                                 $     0.38     $     0.25           $     0.56    $     0.52
                                                                ==========     ==========           ==========    ==========

          Weighted average diluted shares include the following: options to purchase 1,666,000 and 612,000 shares issued to employees for the three month periods ended June 30, 1999 and 1998, respectively, and 1,366,000 and 702,000 for the six month periods ended June 30, 1999 and 1998, respectively.

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

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     The following unaudited pro forma consolidated financial information for the Company has been prepared assuming that the Merger had occurred on the first day of the following respective periods (in thousands, except per share amounts):

                                                              Three Months Ended                   Six Months Ended
                                                                   June 30,                            June 30,
                                                           --------------------------         --------------------------
                                                             1999             1998               1999            1998
                                                           ----------      ----------         ----------      ----------
     Net Revenues                                           $319,060        $292,302           $637,525        $572,349
                                                           ==========      ==========         ==========      ==========
     Operating Profit before Preopening and
        Corporate Expense                                   $ 68,831        $ 46,919           $130,533        $ 92,350
                                                           ==========      ==========         ==========      ==========
     Operating Income                                       $ 50,191        $ 41,886           $ 97,990        $ 83,682
                                                           ==========      ==========         ==========      ==========
     Net Income before Extaordinary Item and
        Cum. Effect of Accounting Change                    $ 24,106        $ 19,605           $ 46,520        $ 40,832
                                                           ==========      ==========         ==========      ==========

     Basic Earnings per Share before Extraordinary
        Item and Cum. Effect of Accounting Change           $   0.39        $   0.29           $   0.75        $   0.60
                                                           ==========      ==========         ==========      ==========
     Weighted Average Basic Shares Outstanding (000's)        62,067          67,544             61,650          67,532
                                                           ==========      ==========         ==========      ==========

     Diluted Earnings per Share before Extraordinary
        Item and Cum. Effect of Accounting Change           $   0.38        $   0.29           $   0.74        $   0.60
                                                           ==========      ==========         ==========      ==========
     Weighted Average Diluted Shares Outstanding (000's)      63,733          68,175             63,289          68,251
                                                           ==========      ==========         ==========      ==========

     These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what the Company's actual results would have been had the acquisition been completed as of the beginning of these periods, or of future results.

     Note 8.   Start Up Activities

          Effective January 1, 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that all companies expense costs of start-up activities as those costs are incurred. The term "start-up" includes pre-opening, pre-operating and organization activities. As a result of the adoption of SOP 98-5, the Company recognized $16 million and $.2 million in preopening expense related to the Detroit and Atlantic City projects, respectively, as well as $4 million related to the Mansion at the MGM Grand Las Vegas for the six months ended June 30, 1999. Additionally, the Company recognized the cumulative effect of the accounting change (net of tax) of $7.7 million and $.5 million, related to the adoption of SOP 98-5 for the Detroit and Atlantic City projects, respectively.

                       MGM GRAND, INC. AND SUBSIDIARIES


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Quarter versus Quarter

          Net revenues for the second quarter of 1999 were $319.1 million, representing an increase of $133.7 million (72.1%) when compared with $185.4 million during the same period last year. The increase in net revenues was due to growth in every revenue segment at existing properties as well as the addition of NYNY and the Primm Properties effective with the March 1st merger with Primadonna Resorts, Inc. (see Note 7).

          Consolidated casino revenues for the second quarter of 1999 were $182.6 million, representing an increase of $86.2 million (89.4%) when compared with $96.4 million during the same period in the prior year. MGM Grand Las Vegas casino revenues were $105.6 million, representing an increase of $15.8 million (17.6%) when compared with $89.8 million during the same period in the prior year. The increase in casino revenues at MGM Grand Las Vegas was a result of increased table games volume (excluding baccarat), a more normalized table games and baccarat win percentage, and increased slots volume. MGM Grand Australia reported casino revenues of $7.1 million, representing an increase of $.5 million (7.6%) when compared with $6.6 million during the same period in the prior year. This increase was largely due to an increase in slots volume. In addition, NYNY and the Primm Properties contributed $28.3 million and $41.5 million, respectively, to casino revenues during the quarter as a result of the merger on March 1, 1999.

          Consolidated room revenues were $67.4 million for the second quarter of 1999 compared with $43.3 million in the prior year's second quarter, representing an increase of $24.1 million (55.7%). MGM Grand Las Vegas room revenues were $45.2 million, representing an increase of $2.3 million (5.4%) when compared with $42.9 million in the same period of the prior year. The increase was due to a higher average room rate for the 1999 second quarter of $100 compared with $97, as well as an increase in occupancy to 100% in the second quarter of 1999 when compared with 98% in the prior year. MGM Grand Australia room revenues of $.5 million were flat when compared with the second quarter of 1998. NYNY and the Primm Properties reported room revenues of $15.8 million and $5.9 million, respectively, for the second quarter of 1999.

          Consolidated food and beverage revenues were $40 million in the second quarter of 1999, representing an increase of $16.4 million (69.5%) when compared with $23.6 million in the second quarter of the prior year. MGM Grand Las Vegas reported food and beverage revenues of $28.6 million during the second quarter of 1999, representing an increase of $6.4 million (28.8%) when compared with $22.2 million in the second quarter of 1998. This increase resulted from the banquet revenue generated by the Conference Center, increased revenue from the Studio 54 night club and revenue from the buffet which was closed for remodeling during the second quarter of 1998. MGM Grand Australia reported food and beverage revenues of $1.5 million, representing an increase of $.1 million (7.1%) when compared with $1.4 million in the second quarter of 1998, due to increased food covers in the current year. NYNY and the Primm Properties reported food and beverage revenues of $3.1 million and $6.9 million, respectively, for the second quarter of 1999.

          Consolidated entertainment, retail and other revenues increased $27.3 million (99.6%) from $27.4 million in the 1998 period to $54.7 million in the 1999 period. MGM Grand Las Vegas entertainment, retail and other revenue increased $4.2 million (15.7%) from $26.8 million in the second quarter of 1998 to $31 million in 1999. This was the result of increased entertainment, tenant rental, wedding chapel and spa revenues in 1999. Also, the Company had increased management and development fees from MGM Grand South Africa of $2.7 million in

                       MGM GRAND, INC. AND SUBSIDIARIES


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Quarter versus Quarter (continued)

     the 1999 period compared with $.6 million in the prior year, due to the opening of the Johannesburg temporary casino in September, 1998. NYNY and the Primm Properties reported entertainment, retail, and other revenues of $10.2 million and $10.8 million, respectively, for the second quarter of 1999.

          Income from unconsolidated affiliate was $9.5 million for the second quarter of 1998, representing the Company's 50% share of NYNY's operating income. As a result of the merger with Primadonna Resorts, Inc. on March 1, 1999, NYNY became a 100% owned subsidiary of the Company and as such its results of operations have been consolidated with those of the Company since that time.

          Consolidated operating expenses (before Pre-Opening and Corporate expenses) were $250.2 million in the second quarter of 1999, representing an increase of $94.9 million (61.1%) when compared with $155.3 million for the same period last year. MGM Grand Las Vegas expenses increased $12 million (8.1%) due to increased casino expenses due to gaming taxes on the increased revenues, an increased provision for doubtful accounts and higher food and beverage expenses due to the increased revenues. MGM Grand Australia operating expenses increased from $6.5 million in the 1998 period to $7 million in the 1999 period as a result of the higher revenues. NYNY and the Primm Properties added operating expenses of $35 million and $47.3 million, respectively, during the second quarter of 1999.

          Preopening and other expense for the 1999 period of $14.1 million represent costs principally associated with the Detroit interim casino.

          Corporate expense for 1999 was $4.5 million compared with $2.9 million in 1998, representing an increase of $1.6 million (55.2%). The 1999 quarter included expense of stock options issued to non-employees of the Company.

          Interest income of $.4 million for the three months ended June 30, 1999 decreased by $5 million from $5.4 million in the second quarter of 1998. The decrease was attributable to lower invested cash balances versus the prior year.

          Interest expense in the second quarter of 1999 was $12 million (net of amounts capitalized) compared with $6.3 million in the second quarter of 1998, reflecting increased outstanding loan balances relating to construction of the Detroit interim casino, as well as debt assumed in the merger with Primadonna on March 1, 1999. Also, the Company recognized interest expense from unconsolidated affiliate of $2.2 million during the 1998 period.

     Six Months versus Six Months

          Net revenues for the six months ended June 30, 1999 were $570.4 million, representing an increase of $205.2 million (56.2%) when compared with $365.2 million during the same period last year. The increase in net revenues was due to growth in every revenue segment at existing properties as well as the addition of NYNY and the Primm Properties effective with the March 1st merger with Primadonna Resorts, Inc. (see Note 7).

                       MGM GRAND, INC. AND SUBSIDIARIES


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Six Months versus Six Months (continued)

          Consolidated casino revenues for the six months ended June 30, 1999 were $320.7 million, representing an increase of $128.6 million (66.9%) when compared with $192.1 million during the same period in the prior year. MGM Grand Las Vegas casino revenues were $212.9 million, representing an increase of $33.5 million (18.7%) when compared with $179.4 million during the same period in the prior year. The increase in casino revenues at MGM Grand Las Vegas was a result of increased table games volume (excluding baccarat), a more normalized table games and baccarat win percentage, and increased slots volume. MGM Grand Australia reported casino revenues of $13.8 million, representing an increase of $1.1 million (8.7%) when compared with $12.7 million during the same period in the prior year. The increase in casino revenue was largely due to an increase in slots volume. In addition, NYNY and the Primm Properties contributed $38.6 million and $55.4 million, respectively, to casino revenues since the merger on March 1, 1999.

          Consolidated room revenues for the period were $122.3 million compared with $84.1 million for the same period in 1998, representing an increase of $38.2 million (45.4%). MGM Grand Las Vegas room revenues were $92 million, representing an increase of $8.8 million (10.6%) when compared with $83.2 million in the same period of the prior year. The increase was due to a higher average room rate for the 1999 period of $104 compared with $99, as well as an increase in occupancy to 98.3% in the 1999 period compared with 94.2% in the same period of the prior year. MGM Grand Australia room revenues of $.8 million were flat when compared with the first six months of 1998. NYNY and the Primm Properties reported room revenues of $21.7 million and $7.8 million, respectively, since the merger on March 1, 1999.

          Consolidated food and beverage revenues for the period were $74.5 million, representing an increase of $26 million (53.6%) when compared with $48.5 million for the same period of the prior year. MGM Grand Las Vegas reported food and beverage revenues of $58.5 million during the current period, representing an increase of $12.7 million (27.7%) when compared with $45.8 million in the same period of 1998. This increase resulted from the banquet revenue generated by the Conference Center, increased revenue from the Studio 54 night club and revenue from the buffet which was closed for remodeling during the second quarter of 1998. MGM Grand Australia reported food and beverage revenues of $2.5 million, representing a decrease of $.2 million (7.4%) when compared with $2.7 million during the same period in the prior year, due to fewer food covers in the current year. NYNY and the Primm Properties reported food and beverage revenues of $4.4 million and $9.3 million, respectively, since the merger on March 1, 1999.

          Consolidated entertainment, retail and other revenues increased $43.7 million (85%) from $51.4 million in the 1998 period to $95.1 million in the 1999 period. MGM Grand Las Vegas entertainment, retail and other revenue increased $12 million (24%) from $50.1 million in the 1998 period to $62.1 million in 1999. This was the result of increased entertainment revenues in 1999, which included a heavyweight boxing match, as well as increased tennant rental, wedding chapel and spa revenues. Also, the Company had increased management and development fees from MGM Grand South Africa of $5.3 million in the 1999 period compared with $1.3 million in the prior year, due to the opening of the Johannesburg temporary casino in September, 1998. NYNY and the Primm Properties reported entertainment, retail, and other revenues of $13.6 million and $14.2 million, respectively, since the merger on March 1, 1999.

                        MGM GRAND, INC. AND SUBSIDIARIES


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Six Months versus Six Months (continued)

          Income from unconsolidated affiliate was $6.1 million for the six months ended June 30, 1999, compared with $19.7 million in 1998, representing the Company's 50% share of NYNY's operating income. The reduction is a result of the merger with Primadonna Resorts, Inc. on March 1, 1999, whereby NYNY became a 100% owned subsidiary of the Company and as such its results of operations have been consolidated with those of the Company since that time.

          Consolidated operating expenses (before Pre-Opening and Corporate expenses) for the 1999 period were $449.8 million, representing an increase of $145.2 million (47.7%) when compared with $304.6 million for the same period last year. MGM Grand Las Vegas reported increased casino expenses and an increased provision for doubtful accounts due to increased casino revenues. In addition, expenses increased due to costs associated with the heavyweight boxing match held in the period and higher food and beverage expenses due to the increased revenues. MGM Grand Australia operating expenses increased $.5 million (3.8%) from $12.8 million in the 1998 period to $13.3 million in the 1999 period as a result of costs associated with the increased revenues. NYNY and the Primm Properties added operating expenses of $46.9 million and $63.5 million, respectively, since the merger on March 1, 1999.

          Preopening and other expense for the 1999 period of $22.9 million represent costs principally associated with the Detroit interim casino.

          Corporate expense for the 1999 period was $9.6 million compared with $5.4 million in 1998, representing an increase of $4.2 million (77.8%). The 1999 period included expense of stock options issued to non-employees of the Company.

          Interest income of $.7 million for the period ended June 30, 1999 decreased by $8.5 million from $9.2 million in the same period of 1998. The decrease was attributable to lower invested cash balances versus the prior year.

          Interest expense for the six months ended June 30, 1999 was $20.2 million (net of amounts capitalized) compared with $10 million (net of amounts capitalized) in the same period of 1998, reflecting increased outstanding loan balances relating to construction of the Detroit interim casino, as well as debt assumed in the merger with Primadonna on March 1, 1999. Also, the Company recognized interest expense from unconsolidated affiliate of $1.1 million during the 1999 period compared with $4.4 million in 1998, reflecting a reduced outstanding balance on the NYNY facility, as well as two months of activity during 1999 compared with six months in 1998.

          The extraordinary loss in the 1999 period of $.9 million, net of applicable income tax benefit, reflects the write-off of unamortized debt costs associated with the extinguishment of the NYNY LLC credit facility (see Note 3).

          The cumulative effect of the accounting change in the 1999 period of $8.2 million, net of income tax benefit, reflects the Company's adoption of the recently issued SOP 98-5. Previously, the Company had capitalized preopening costs until the development of a property was substantially completed and ready to open, at which time the cumulative costs were expensed (see Note 8). SOP 98-5 requires such start-up costs to be expensed as incurred.

                        MGM GRAND, INC. AND SUBSIDIARIES


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Liquidity and Capital Resources

          As of June 30, 1999 and December 31, 1998, the Company held cash and cash equivalents of $107.5 million and $82 million, respectively. Cash provided by operating activities for the first six months of 1999 was $104.2 million compared with $71.5 million for the same period of 1998.

          During the six months ended June 30, 1999, $450 million was drawn down on the New Facility, of which $355 million remained outstanding at the end of the period. The Company used $216.6 million and $157.9 million to pay off the Primadonna and NYNY bank facilities, respectively. Accordingly, both the Primadonna and NYNY bank facilities have been extinguished.
     During the six months ended June 30, 1999, $147 million was drawn down and remained outstanding on the Detroit Facility. As of June 30, 1999, the Company was in compliance with all covenant provisions associated with the aforementioned obligations.

          On May 6, 1996, MGM Grand Las Vegas announced details of a 30-month, $250 million Master Plan designed to transform the facility into "The City
     of Entertainment."   The Master Plan, which on June 3, 1997 was enhanced
     and increased to approximately $570 million, is nearing completion with the debut of the "Mansion at the MGM Grand" in June, 1999, and the opening of the Lion Habitat and the expanded parking facilities in July, 1999. Previously, the 380,000 square foot state-of-the-art conference center opened in April 1998, and the 50-foot tall polished bronze lion sculpture along with the "Entertainment Casino" (previously known as the Emerald City casino) were completed during the first quarter of 1998 which includes a Studio 54 nightclub and the Rainforest Cafe. Additionally, the new 6.6-acre pool and spa complex was completed and opened for operations in July 1998 and a new 3,800 space employee parking garage also opened in July 1998. Approximately $86.8 million is anticipated to be expended during 1999 related to the Master Plan, of which $70.1 million had been expended through June 30, 1999.

          Capital expenditures during the first six months of 1999 were $235.4 million, consisting primarily of $41.7 million related to MGM Grand Las Vegas for general property improvements, $70.1 million for the Master Plan project, $2.3 million at NYNY for general property improvements, $2.1 million at Primm Properties for general property improvements, $.1 million at MGM Grand Australia for general property improvements, $116.7 million at MGM Grand Detroit for construction activities and $2.4 million for MGM Grand Atlantic City land acquisition costs and pre-construction activities. Anticipated capital expenditures remaining for 1999 are approximately $217.9 million, consisting of approximately $16.7 million related to the Master Plan, approximately $98.5 million related to general property improvements for MGM Grand Las Vegas, approximately $14.8 million related to general property improvements for NYNY, approximately $4.7 million related to general property improvements for the Primm Properties, approximately $74 million related to construction activities for MGM Grand Detroit's interim and permanent facilities, and approximately $9.2 million related to land acquisitions and pre-construction activities for MGM Grand Atlantic City.

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

                        MGM GRAND, INC. AND SUBSIDIARIES


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Liquidity and Capital Resources (continued)

          On June 10, 1999, the Company announced a $50.00 per share cash tender offer for up to 6 million shares of the Company common stock. The offer commenced on June 17, 1999 and expired on July 23, 1999. Based upon the final results, 15.1 million shares of the Company's common stock were tendered, and accordingly, the tendered shares were prorated. The total acquisition cost of the tendered shares was approximately $300.6 million.

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

          The Company's Year 2000 Remediation Program may require enhancements to ensure there is no disruption to the Company's operations, however, the financial impact of making such enhancements is not expected to be material to the Company's financial position or results of operations. During the six months ended June 30, 1999, the Company has incurred $.2 million in costs to modify existing computer systems, it is anticipated that approximately $2.4 million will be expended in 1999.

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

                        MGM GRAND, INC. AND SUBSIDIARIES


Part II.      OTHER INFORMATION


Items 2,3 and 5 of Part II are not applicable.


Item 4. Submission of Matters to a Vote of Security Holders at the Annual Shareholder Meeting held on May 6, 1999.


(A)  The following persons were elected Directors:

                                                                        Share Voting Results
                                                                --------------------------------------
                                                                   For              Withheld/Not Voted
                                                                ----------          ------------------
           James D. Aljian                                      55,831,630                161,716
           Fred Benninger                                       55,829,252                164,094
           Glenn A. Cramer                                      55,852,950                140,396
           Terry Christensen                                    55,628,233                365,113
           Willie D. Davis                                      55,853,407                139,939
           Alexander M. Haig, Jr.                               55,624,943                368,403
           Kirk Kerkorian                                       55,832,924                160,422
           J. Terrence Lanni                                    55,833,000                160,346
           James J. Murren                                      55,855,111                138,235
           Gary E. Primm                                        55,628,074                365,272
           Walter M. Sharp                                      55,853,481                139,865
           Alex Yemenidjian                                     55,834,078                159,268
           Jerome B. York                                       55,831,371                161,975

(B) Approval for an amendment to the Company's Nonqualified Stock Option and Incentive Stock Option Plans.

     Share Voting Results:
          For         43,045,074
          Against      7,228,280
          Abstain        735,894

(C) Ratification of the selection of Arthur Andersen LLP as independent auditors.

     Share Voting Results:
          For         55,964,124
          Against         11,243
          Abstain         17,979


Item 6.

Reports on Form 8-K.

          1. Report on Form 8-K dated March 31, 1999, filed by the Company with the Commission on June 1, 1999 in which events under Item 5, Other Events were reported.

          2. Report on Form 8-K dated June 17, 1999, filed by the Company with the Commission on June 18, 1999 in which events under Item 5, Other Events were reported.

                       MGM GRAND, INC. AND SUBSIDIARIES


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                MGM GRAND, INC.
                                     ------------------------------------
                                                 (Registrant)



     Date:  August 2, 1999                  /s/  J. Terrence Lanni
                                     -------------------------------------
                                               J. Terrence Lanni
                                             Chairman of the Board
                                          and Chief Executive Officer



     Date:  August 2, 1999                  /s/  James J. Murren
                                     -------------------------------------
                                               James J. Murren
                                          Executive Vice President
                                         and Chief Financial Officer