Form 10-Q/A
period 1999-06-30
MGM GRAND INC
filed 1999-08-13
CIK 789570

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------
                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

                                MGM GRAND, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                           88-0215232
--------------------------------                        -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

   3799 Las Vegas Boulevard South, Las Vegas, Nevada            89109
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at August 2, 1999
-----------------------------                ----------------------------------
Common Stock, $.01 par value                         57,037,879 shares

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                                MGM GRAND, INC.
                                     ------------------------------------
                                                 (Registrant)



     Date:  August 6, 1999                  /s/  James J. Murren
                                     -------------------------------------
                                               James J. Murren
                                          Executive Vice President
                                         and Chief Financial Officer