Form 10-Q
period 1999-09-30
MGM GRAND INC
filed 1999-11-12
CIK 789570

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended      September 30, 1999
                               ------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Transition period from                     to
                               -------------------    -------------------------

Commission File Number:                         0-16760
                        -------------------------------------------------------

                                MGM GRAND, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                      88-0215232
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        3799 Las Vegas Boulevard South, Las Vegas, Nevada         89109
-------------------------------------------------------------------------------
          (Address of principal executive officers)            (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at November 5, 1999
--------------------------------                 -------------------------------
 Common Stock, $.01 par value                           56,884,582 shares

                       MGM GRAND, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                   I N D E X

                                                                      Page
                                                                      ----

PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Condensed Consolidated Statements of Operations
             for the Three Months and Nine Months Ended
             September 30, 1999 and September 30, 1998..............   1-2

             Condensed Consolidated Balance Sheets
             at September 30, 1999 and December 31, 1998............     3

             Condensed Consolidated Statements of Cash
             Flows for the Nine Months Ended
             September 30, 1999 and September 30, 1998..............     4

             Notes to Condensed Consolidated Financial
             Statements.............................................   5-9

   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations....... 10-15

PART II. OTHER INFORMATION..........................................    16

             Signatures.............................................    17

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)
                                  (Unaudited)


                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                  September 30,
                                                           -----------------------       -------------------------
                                                             1999           1998            1999            1998
                                                           --------       --------       ----------       --------
REVENUES:
   Casino                                                  $265,897       $ 99,506       $  586,556       $291,655
   Rooms                                                     63,802         42,575          186,067        126,668
   Food and beverage                                         43,043         27,087          117,522         75,630
   Entertainment, retail and other                           58,056         31,757          153,146         83,117
   Income from unconsolidated affiliate                           -          9,849            6,084         29,526
                                                           --------       --------       ----------       --------
                                                            430,798        210,774        1,049,375        606,596
   Less: promotional allowances                              30,463         17,067           78,613         47,677
                                                           --------       --------       ----------       --------
                                                            400,335        193,707          970,762        558,919
                                                           --------       --------       ----------       --------
EXPENSES:
   Casino                                                   120,822         54,063          276,404        163,304
   Rooms                                                     20,614         12,265           56,559         36,066
   Food and beverage                                         27,454         17,692           73,721         48,212
   Entertainment, retail and other                           31,276         18,237           85,932         55,011
   Provision for doubtful accounts and discounts             11,156          8,378           35,439         26,151
   General and administrative                                64,868         27,606          147,924         78,316
   Depreciation and amortization                             37,187         20,570           87,148         56,314
                                                           --------       --------       ----------       --------
                                                            313,377        158,811          763,127        463,374
                                                           --------       --------       ----------       --------

OPERATING PROFIT BEFORE PREOPENING, OTHER NON-
   RECURRING CHARGES AND CORPORATE EXPENSE                   86,958         34,896          207,635         95,545

   Preopening and other non-recurring expenses               45,863              -           68,780              -
   Corporate expense                                          2,469            714           12,096          6,102
                                                           --------       --------       ----------       --------
OPERATING INCOME                                             38,626         34,182          126,759         89,443
                                                           --------       --------       ----------       --------

OTHER INCOME (EXPENSE):
   Interest income                                              750          2,910            1,447         12,120
   Interest expense, net of amounts capitalized             (19,476)        (7,691)         (39,627)       (17,735)
   Interest expense from unconsolidated affiliate                 -         (2,117)          (1,058)        (6,473)
   Other, net                                                  (205)          (641)            (738)        (1,788)
                                                           --------       --------       ----------       --------
                                                            (18,931)        (7,539)         (39,976)       (13,876)
                                                           --------       --------       ----------       --------

INCOME BEFORE PROVISION FOR INCOME TAXES,
   EXTRAORDINARY ITEM AND CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                      19,695         26,643           86,783         75,567
     Provision for income taxes                              (7,090)        (9,591)         (31,581)       (27,854)
                                                           --------       --------       ----------       --------

NET INCOME BEFORE EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    12,605         17,052           55,202         47,713
     Extraordinary loss on early extinguishment of debt,
       net of $484 tax benefit                                    -              -             (898)             -
     Cumulative effect of accounting change for preopening,
       net of $4,399 tax benefit                                  -              -           (8,168)             -
                                                           --------       --------       ----------       --------
NET INCOME                                                 $ 12,605       $ 17,052       $   46,136       $ 47,713
                                                           ========       ========       ==========       ========

                       MGM GRAND, INC. AND SUBSIDIARIES
                           PER SHARE OF COMMON STOCK
                                  (Unaudited)

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                  September 30,
                                                           -----------------------       -------------------------
                                                             1999           1998           1999             1998
                                                           --------       --------       --------         --------
PER SHARE OF COMMON STOCK:

   Basic:
   Net income per share before extraordinary item
      and cumulative effect of accounting change            $  0.21        $  0.31          $  0.95        $  0.84
   Extraordinary item, net                                        -              -            (0.02)             -
   Cumulative effect of accounting change, net                    -              -            (0.14)             -
                                                           --------       --------         --------       --------
         Net income per share                               $  0.21        $  0.31          $  0.79        $  0.84
                                                           ========       ========         ========       ========

   Weighted Average Shares Outstanding (000's)               58,806         54,765           58,762         56,907
                                                           ========       ========         ========       ========

   Diluted:
   Net income per share before extraordinary item
      and cumulative effect of accounting change            $  0.21        $  0.31          $  0.90        $  0.83
   Extraordinary item, net                                        -              -            (0.01)             -
   Cumulative effect of accounting change, net                    -              -            (0.13)             -
                                                           --------       --------         --------       --------
         Net income per share                               $  0.21        $  0.31          $  0.76        $  0.83
                                                           ========       ========         ========       ========

   Weighted Average Shares Outstanding (000's)               60,683         55,390           60,505         57,659
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

                       MGM GRAND, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (Unaudited)

                                                         ASSETS

                                                                                           September 30,        December 31,
                                                                                               1999                 1998
                                                                                           -------------        ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                                 $  107,753          $   81,956
   Accounts receivable, net                                                                      59,975              69,116
   Prepaid expenses and other                                                                    49,809              11,829
   Inventories                                                                                   12,585              11,081
   Deferred tax asset                                                                            31,934              34,098
                                                                                             ----------          ----------
       Total current assets                                                                     262,056             208,080
                                                                                             ----------          ----------

PROPERTY AND EQUIPMENT, NET                                                                   2,348,105           1,327,722

OTHER ASSETS:
   Investments in unconsolidated affiliates, net                                                 11,783             134,025
   Excess of purchase price over fair market value
     of net assets acquired, net                                                                 36,806              37,574
   Deposits and other assets, net                                                                52,409              66,393
                                                                                             ----------          ----------
       Total other assets                                                                       100,998             237,992
                                                                                             ----------          ----------

                                                                                             $2,711,159          $1,773,794
                                                                                             ==========          ==========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                          $   45,715          $   23,931
   Construction payable                                                                           7,244              17,403
   Income taxes payable                                                                           6,682               2,457
   Current obligation, capital leases                                                             5,751               5,086
   Current obligation, long term debt                                                            10,721              10,077
   Accrued interest on long term debt                                                            10,014              14,630
   Other accrued liabilities                                                                    162,962             115,781
                                                                                             ----------          ----------
       Total current liabilities                                                                249,089             189,365
                                                                                             ----------          ----------

DEFERRED REVENUES                                                                                 5,144               5,219
DEFERRED INCOME TAXES                                                                           106,872              77,165
LONG TERM OBLIGATION, CAPITAL LEASES                                                             14,226               2,867
LONG TERM DEBT                                                                                1,334,979             534,797
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock ($.01 par value, 75,000,000 shares
     authorized, 69,077,798 and 58,033,094
     shares issued and outstanding)                                                                 691                 580
   Capital in excess of par value                                                             1,255,757             968,199
   Treasury stock, at cost (12,262,100 and 6,000,000 shares)                                   (504,761)           (210,589)
   Retained earnings                                                                            239,323             193,187
   Other comprehensive income                                                                     9,839              13,004
                                                                                             ----------          ----------
       Total stockholders' equity                                                             1,000,849             964,381
                                                                                             ----------          ----------

                                                                                             $2,711,159          $1,773,794
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

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                                -------------------------
                                                                                                  1999             1998
                                                                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                   $  46,136       $  47,713
   Adjustments to reconcile net income to net cash from
     operating activities:
       Depreciation and amortization                                                               87,729          56,549
       Amortization of debt offering costs                                                          1,469           1,359
       Provision for doubtful accounts and discounts                                               35,439          26,151
       Loss on early extinguishment of debt                                                         1,382               -
       Cumulative effect of accounting change                                                      12,567               -
       Earnings in excess of distributions-unconsolidated affiliate                                (5,026)        (18,933)
       Deferred income taxes                                                                       11,166           9,601
       Change in assets and liabilities:
         Accounts receivable                                                                       (1,722)         (3,842)
         Inventories                                                                                 (966)          2,947
         Prepaid expenses and other                                                               (26,543)            679
         Income taxes payable                                                                      (2,581)            741
         Accounts payable, accrued liabilities and other                                           15,100         (18,970)
         Currency translation adjustment                                                             (345)            246
                                                                                                ---------       ---------
           Net cash from operating activities                                                     173,805         104,241
                                                                                                ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                           (296,654)       (297,524)
   Acquisition of Primadonna Resorts, Inc., net                                                   (13,346)            533
   Disposition of property and equipment, net                                                       6,193               -
   Change in construction payable                                                                 (10,159)        (16,100)
   Change in deposits and other assets, net                                                         7,419         (18,977)
                                                                                                ---------       ---------
           Net cash from investing activities                                                    (306,547)       (332,068)
                                                                                                ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments to banks and others                                                                  (7,992)         (7,201)
   Issuance of long term debt                                                                           -         500,000
   Borrowings under bank line of credit                                                           946,000          31,000
   Extinguishment of long term debt                                                              (374,500)              -
   Repayments of bank lines of credit                                                            (155,000)        (31,000)
   Purchase of treasury stock                                                                    (294,172)       (210,459)
   Issuance of common stock                                                                        44,203           1,653
                                                                                                ---------       ---------
           Net cash from financing activities                                                     158,539         283,993
                                                                                                ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          25,797          56,166
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   81,956          34,606
                                                                                                ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $ 107,753       $  90,772
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

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Note 1.    Organization and Basis of Presentation

          MGM Grand, Inc. (the "Company") is a Delaware corporation, incorporated on January 29, 1986. As of September 30, 1999, approximately 66.9% of the outstanding shares of the Company's common stock were owned by Kirk Kerkorian and Tracinda Corporation ("Tracinda"), a Nevada corporation wholly owned by Kirk Kerkorian.

          Through its wholly-owned subsidiary, MGM Grand Hotel, Inc., the Company owns and operates the MGM Grand Hotel and Casino ("MGM Grand Las Vegas"), a hotel, casino and entertainment complex in Las Vegas, Nevada.

          On March 1, 1999, the Company completed its merger (the "Merger") with Primadonna Resorts, Inc. ("Primadonna"), and as part of the Merger, acquired Primadonna's 50% ownership interest in New York-New York Hotel and Casino LLC ("NYNY, LLC") which owned and operated the New York-New York Hotel and Casino ("NYNY") in Las Vegas, Nevada (see Note 7). Beginning March 1, 1999, Primadonna and NYNY LLC are wholly-owned subsidiaries of the Company. The Merger gave the Company ownership of three hotel and casinos located in Primm, Nevada at the California/Nevada stateline, which includes Whiskey Pete's, Buffalo Bill's and the Primm Valley Resort (the "Primm Properties"), as well as two championship golf courses located 1 mile from the Primm Properties.

          Through its wholly-owned subsidiary, MGM Grand Australia Pty Ltd., the Company owns and operates the MGM Grand Hotel and Casino in Darwin, Australia ("MGM Grand Australia").

          Through its wholly-owned subsidiary, MGM Grand South Africa, Inc., the Company manages three casinos throughout various provinces of the Republic of South Africa. The casino in Nelspruit began operations on October 15, 1997, the casino in Witbank began operations on March 10, 1998 and the casino in Johannesburg began operations on September 28, 1998. The Company receives management fees from its partner, Tsogo Sun Gaming & Entertainment, which is responsible for providing all project costs.

          Through its wholly-owned subsidiary, MGM Grand Detroit, Inc., the Company and its local partners in Detroit, Michigan formed MGM Grand Detroit, LLC to develop a hotel, casino and entertainment complex ("MGM Grand Detroit"), at an approximate cost of $800 million. On November 20, 1997, the Company was chosen as a finalist for a development agreement to construct, own and operate one of Detroit's three new casinos. On April 9, 1998, the Detroit City Council approved MGM Grand Detroit's development agreement with the City of Detroit. Construction of the project is subject to the receipt of various governmental approvals. The plans for the permanent facility call for an 800-room hotel, a 100,000 square-foot casino, signature restaurants and retail outlets, a showroom and other entertainment venues. On July 22, 1998, the Michigan Gaming Control Board adopted a resolution which allowed the issuance of casino licenses to conduct gaming operations in temporary facilities. On July 28, 1999, the Michigan Gaming Control Board issued a casino license to MGM Grand Detroit, LLC to conduct gaming operations in it's interim facility ("MGM Grand Detroit Casino"), which commenced operations on July 29, 1999.

          Through its wholly-owned subsidiary, MGM Grand Atlantic City, Inc., the Company intends to construct, own and operate a destination resort hotel, casino, entertainment and retail facility in Atlantic City, New Jersey, at an approximate cost of $700 million, on approximately 35 acres of land on the Atlantic City Boardwalk. Construction of the project is subject to the receipt of various governmental approvals. On July 24, 1996, the Company was found suitable for licensing by the New Jersey Casino Control Commission. Through September 30, 1999, approximately $65.7 million was expended, with $64.9 million capitalized and $.8 million expensed by the Company for the project.

          Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1998 Annual Report included in the Form 10-K.

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     Note 1.    Organization and Basis of Presentation (continued)

          In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999, and the results of operations for the three month and nine month periods ended September 30, 1999 and 1998. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

          Certain reclassifications have been made to prior period financial statements to conform to the 1999 presentation, which have no effect on previously reported net income.

     Note 2.    Statements of Cash Flows - Supplemental Disclosures

          For the nine months ended September 30, 1999 and 1998, cash payments made for interest, net of amounts capitalized, were $45.3 million and $10.5 million, respectively.

          Cash payments made for state and federal taxes for the nine months ended September 30, 1999 and 1998 were $17.7 million and $9.4 million, respectively.

          As a result of the Merger (see Note 7), the Company issued stock to Primadonna shareholders in the amount of approximately $244.7 million and assumed long term debt totaling $389 million.

     Note 3.   Long Term Debt and Notes Payable

          Long term debt consisted of the following (in thousands):

                                                                          September 30,        December 31,
                                                                               1999                1998
                                                                          -------------        ------------
          Australian Bank Facility, due December 1, 2002 (US$)             $   39,700            $ 44,874
          Senior Reducing Revolving Credit Facility                           625,000                   -
          MGM Grand Detroit, LLC Credit Facility                              181,000                   -
          6.95% Senior Collateralized Notes, due February 1, 2005             300,000             300,000
          6.875% Senior Collateralized Notes, due February 6, 2008            200,000             200,000
                                                                          -------------        ------------
                                                                            1,345,700             544,874
          Less:  Current Maturities                                           (10,721)            (10,077)
                                                                          -------------        ------------
                                                                           $1,334,979            $534,797
                                                                          =============        ============

          Total interest incurred for the first nine months of 1999 and 1998 was $52.8 million and $29.3 million, respectively, of which $13.1 million and $11.6 million were capitalized in the 1999 and 1998 periods, respectively. During the first nine months of 1999 and 1998, the Company recognized interest expense from its unconsolidated affiliate of $1.1 million and $6.5 million, respectively.

          On July 1, 1996, the Company secured a $500 million Senior Reducing Revolving Credit Facility with BA Securities (the "Facility"), an affiliate of Bank of America NT&SA. In August 1996, the Facility was increased to $600 million. In July 1997, the Facility was amended, extended and increased to $1.25 billion (the "New Facility"), with provisions to allow an increase of the New Facility to $1.5 billion as well as to allow additional pari passu debt financing up to $500 million. The New Facility contains various restrictive covenants on the Company, which include the maintenance of certain financial ratios and limitations on additional debt, dividends, capital expenditures and disposition of assets. The New Facility also restricts certain acquisitions and similar transactions. Interest on the New Facility is based on the bank reference

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     Note 3.    Long Term Debt and Notes Payable (continued)

     rate or Eurodollar rate. The New Facility matures in December 2002, with the opportunity to extend the maturity for successive one year periods. Quarterly reductions of $62.5 million begins on December 23, 2001. On May 4, 1999, two letters of credit totaling $49.9 million were issued under the New Facility to support municipal financing used in connection with the proposed Detroit permanent casino. During the nine months ended September 30, 1999, $765 million was drawn down on the New Facility of which $625 million remained outstanding. The Company used $216.6 million and $157.9 million from the New Facility to pay off the Primadonna and NYNY bank facilities, respectively, and terminated these borrowing arrangements.

          The Company filed a Shelf Registration Statement with the Securities and Exchange Commission, which became effective on August 4, 1997. The Shelf Registration Statement allows the Company to issue up to $600 million of debt and equity securities. On February 2 and February 6, 1998, the Company completed public offerings totaling $500 million of Senior Collateralized Notes in tranches of 7 and 10 years. The 7-year tranche of $300 million carries a coupon of 6.95%, while the 10-year tranche of $200 million carries a coupon of 6.875%. Both tranches are initially secured equally and ratably with the New Facility, and the security may be removed equally with the New Facility at the Company's option upon the occurrence of certain events, including the maintenance of investment grade ratings. These Senior Collateralized Notes are pari passu with the New Facility and contain various restrictive covenants, as does the New Facility. The Senior Collateralized Notes and the New Facility are collateralized by substantially all of the assets of the Company except for assets of certain unrestricted subsidiaries.

          The Australian bank facility originally provided a total availability of approximately $68.5 million (AUD $105 million), which has been reduced by principal payments totaling $29.6 million (AUD $44.2 million) made in accordance with the terms of the bank facility, including $8 million (AUD $12.3 million) during the nine months ended September 30, 1999. As of September 30, 1999, $39.7 million (AUD $60.8 million) remained outstanding. The bank facility includes funding for general corporate purposes. Interest on the bank facility is based on the Australian Bank Bill rate. The indebtedness, which matures in December 2002, has been wholly guaranteed by the Company.

          MGM Grand Australia has a $13.1 million (AUD $20 million) uncommitted standby line of credit, with a funding period of 91 days for working capital purposes. No amount was outstanding during the nine months ended September 30, 1999.

          On March 31, 1999, MGM Grand Detroit, LLC through a wholly-owned subsidiary secured a $230 million credit facility (the "Detroit Facility") with a consortium of banks, the majority of which are based in the greater Detroit metropolitan area. The Detroit Facility will be used to finance the development and construction of the temporary and permanent casino complexes and for general working capital. The Detroit Facility may be increased to $250 million at the Company's discretion. The Detroit Facility is secured by substantially all of the assets of the temporary facility and is guaranteed by the Company. During the nine months ended September 30, 1999, $181 million was drawn down and remained outstanding on the Detroit Facility.

          As of September 30, 1999, the Company was in compliance with all covenant provisions associated with the aforementioned obligations.

     Note 4.    Common Stock

          On June 23, 1998, the Company announced a $35.00 per share cash tender offer for up to 6 million shares of the Company's common stock as part of a 12 million share repurchase program. The offer commenced on July 2, 1998, and expired on July 31, 1998. A total of 10.8 million shares of the Company's common stock were tendered and, accordingly, the shares were prorated with 6 million shares being purchased. The total acquisition cost of the tendered shares was approximately $210.6 million.

          On March 1, 1999, the Company issued 9.5 million shares of the Company's common stock valued at approximately $244.7 million in connection with the Merger (see Note 7).

          On June 10, 1999, the Company announced a $50.00 per share cash tender offer for up to 6 million shares of the Company's common stock. The offer commenced on June 17, 1999, and expired on

                       MGM GRAND, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     Note 4.    Common Stock (continued)

     July 23, 1999. A total of 15.1 million shares of the Company's common stock were tendered, and accordingly, the tendered shares were prorated with 6 million shares being purchased. The total acquisition cost of the tendered shares was approximately $282 million. The Company recognized certain non-recurring compensation costs totaling approximately $18.5 million related to exercisable options that were tendered. This tender offer completes the acquisition of the remaining 6 million shares offered in the 12 million share repurchase program announced on June 23, 1998.

          On August 5, 1999, the Company announced a twelve-month stock repurchase program for up to 5 million shares of the Company's common stock. The purchases will be made from time to time in the open market or through privately negotiated transactions as market conditions warrant. Through September 30, 1999, the Company purchased 262,100 shares for an approximate cost of $12.2 million.

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

          The Company has recorded currency translation adjustments as Other Comprehensive Income in the accompanying consolidated financial statements. Comprehensive income is calculated as follows (in thousands):

                                                      Three Months Ended                     Nine Months Ended
                                                         September 30,                          September 30,
                                                    -----------------------               ------------------------
                                                      1999          1998                     1999           1998
                                                    ---------     ---------               ----------     ---------
     Net income                                       $12,605       $17,052                $46,136        $47,713
     Currency translation adjustment                      469         2,157                 (3,165)         5,120
                                                    ---------      --------               --------       --------
     Comprehensive income                             $13,074       $19,209                $42,971        $52,833
                                                    =========      ========               ========       ========

     Note 6.    Earnings per Share

          The Company calculates earnings per share ("EPS") in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. SFAS 128 presents two EPS calculations: (i) basic earnings per common share which is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented, and (ii) diluted earnings per common share is determined on the assumption that options issued to employees are exercised and repurchased at the average price for the periods presented (in thousands except per share amounts):

                                                      Three Months Ended                     Nine Months Ended
                                                          September 30,                          September 30,
                                                --------------------------------      ----------------------------------
                                                       1999               1998              1999               1998
                                                ------------         -----------      ------------           -----------
Net Income                                           $12,605             $17,052           $46,136               $47,713
                                                 ===========          ==========       ===========            ==========
Weighted Average Basic Shares                         58,806              54,765            58,762                56,907
                                                 ===========          ==========       ===========            ==========
Basic Earnings per Share                             $  0.21             $  0.31           $  0.79               $  0.84
                                                 ===========          ==========       ===========            ==========
Weighted Average Diluted Shares                       60,683              55,390            60,505                57,659
                                                 ===========          ==========       ===========            ==========
Diluted Earnings per Share                           $  0.21             $  0.31           $  0.76               $  0.83
                                                 ===========          ==========       ===========            ==========

                        MGM GRAND, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     Note 6.    Earnings per Share (continued)

          Weighted average diluted shares include the following: options to purchase 1,877,000 and 625,000 shares issued to employees for the three month periods ended September 30, 1999 and 1998, respectively, and 1,743,000 and 752,000 for the nine month periods ended September 30, 1999 and 1998, respectively.

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

          The following unaudited pro forma consolidated financial information for the Company has been prepared assuming that the Merger had occurred on the first day of the following respective periods (in thousands, except per share amounts):

                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                  September 30,
                                                              --------------------------       -------------------------
                                                                 1999            1998            1999            1998
                                                              ---------        ---------      -----------      ---------
Net Revenues                                                   $400,335         $300,249       $1,037,860       $872,598
                                                              =========        =========      ===========      =========
Operating Profit before Preopening, Other Non-
   Recurring Expenses and Corporate Expense                    $ 86,958         $ 48,927       $  217,492       $141,278
                                                              =========        =========      ===========      =========
Operating Income                                               $ 38,626         $ 45,553       $  136,615       $129,235
                                                              =========        =========      ===========      =========
Net Income before Extraordinary Item and
   Cumulative Effect of Accounting Change                      $ 12,605         $ 20,138       $   59,125       $ 60,971
                                                              =========        =========      ===========      =========

Basic Earnings per Share before Extraordinary Item
   and Cumulative Effect of Accounting Change                  $   0.21         $   0.31       $     0.98       $   0.92
                                                              =========        =========      ===========      =========
Weighted Average Basic Shares Outstanding (000's)                58,806           64,297           60,567         66,442
                                                              =========        =========      ===========      =========

Diluted Earnings per Share before Extraordinary Item
   and Cumulative Effect of Accounting Change                  $   0.21         $   0.31       $     0.94       $   0.91
                                                              =========        =========      ===========      =========
Weighted Average Diluted Shares Outstanding (000's)              60,683           64,923           62,625         67,206
                                                              =========        =========      ===========      =========

          These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what the Company's actual results would have been had the acquisition been completed as of the beginning of these periods, or of future results.

     Note 8.    Start-Up Activities

          Effective January 1, 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that all companies expense costs of start-up activities as those costs are incurred. The term "start-up" includes pre-opening, pre-operating and organization activities. As a result of the adoption of SOP 98-5, the Company recognized $42.6 million and $.2 million in preopening expense related to the Detroit and Atlantic City projects, respectively, and $4.6 million related to the Mansion at the MGM Grand Las Vegas for the nine months ended September 30, 1999. Additionally, the Company recognized the cumulative effect of the accounting change (net of tax) of $7.7 million and $.5 million, related to the adoption of SOP 98-5 for the Detroit and Atlantic City projects, respectively.

                       MGM GRAND, INC. AND SUBSIDIARIES


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Quarter versus Quarter

          Net revenues for the third quarter of 1999 were $400.3 million, representing an increase of $206.6 million (106.7%) when compared with $193.7 million during the same period last year. The increase in net revenues was due to growth in every revenue segment at existing properties, as well as the addition of NYNY and the Primm Properties effective with the March 1, 1999 Merger with Primadonna (see Note 7) and the successful opening of MGM Grand Detroit Casino on July 29, 1999.

          Consolidated casino revenues for the third quarter of 1999 were $265.9 million, representing an increase of $166.4 million (167.2%) when compared with $99.5 million during the same period in the prior year. MGM Grand Las Vegas casino revenues were $117.7 million, representing an increase of $25.5 million (27.8%) when compared with $92.2 million during the same period in the prior year. The increase in casino revenues at MGM Grand Las Vegas was a result of increased table games, baccarat and slots volume, in addition to more normalized table games and baccarat win percentages. MGM Grand Australia reported casino revenues of $8.5 million, representing an increase of $1.2 million (16.4%) when compared with $7.3 million during the same period in the prior year. This increase was largely due to an increase in table games, slots and NT Keno volume. NYNY and the Primm Properties contributed $28 million and $42.4 million, respectively, to casino revenues during the quarter as a result of the Merger on March 1, 1999. MGM Grand Detroit Casino contributed $69.2 million to casino revenues during the quarter as a result of the opening of the property on July 29, 1999.

          Consolidated room revenues were $63.8 million for the third quarter of 1999 compared with $42.6 million in the prior year's third quarter, representing an increase of $21.2 million (49.8%). MGM Grand Las Vegas room revenues were $42.8 million, representing an increase of $.8 million (1.9%) when compared with $42 million in the same period of the prior year. The increase was due to an increase in occupancy to 99.8% in the third quarter of 1999 when compared with 97.8% in the prior year. MGM Grand Australia room revenues were $.7 million, representing an increase of $.1 million (16.7%) when compared with $.6 million in the same period of the prior year. The increase was due to a higher average room rate for the 1999 third quarter of $72 compared with $63, as well as an increase in occupancy to 95.8% compared with 90.7% in the prior year. NYNY and the Primm Properties reported room revenues of $14.1 million and $6.3 million, respectively, for the third quarter of 1999.

          Consolidated food and beverage revenues were $43 million in the third quarter of 1999, representing an increase of $15.9 million (58.7%) when compared with $27.1 million in the third quarter of the prior year. MGM Grand Las Vegas reported food and beverage revenues of $26.5 million during the third quarter of 1999, representing an increase of $1.0 million (3.9%) when compared with $25.5 million in the third quarter of 1998. This increase resulted from increased revenue from the Studio 54 night club and the Grand Buffet. MGM Grand Australia reported food and beverage revenues of $1.7 million, representing an increase of $.1 million (6.3%) when compared with $1.6 million in the third quarter of 1998, due to increased banquet revenue in the current year. NYNY and the Primm Properties reported food and beverage revenues of $3.1 million and $7.6 million, respectively, for the third quarter of 1999. MGM Grand Detroit Casino contributed $4.2 million to food and beverage revenues during the quarter as a result of the opening of the property on July 29, 1999.

          Consolidated entertainment, retail and other revenues increased $26.3 million (82.7%) from $31.8 million in the 1998 period to $58.1 million in the 1999 period. MGM Grand Las Vegas entertainment, retail and other revenue increased $3.5 million (11.4%) from $30.6 million in the third quarter of 1998 to $34.1 million in the third quarter of 1999. This was the result of increased Conference Center, tenant rental and retail and spa revenues in 1999, as well as the addition of the Mansion in 1999. Also, the Company had increased management and development fees from MGM Grand South Africa of $1.9 million in the 1999 period compared with $1.3 million in the prior year, due to the opening of the Johannesburg temporary casino in September 1998. NYNY and the Primm Properties reported entertainment, retail and other revenues of $10.5 million and $11.3 million, respectively, for the third quarter of 1999. MGM Grand Detroit Casino contributed entertainment, retail and other revenues of $.4 million as a result of the opening of the property on July 29, 1999.

                       MGM GRAND, INC. AND SUBSIDIARIES


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Quarter versus Quarter (continued)

          Income from unconsolidated affiliate was $9.8 million for the third quarter of 1998, representing the Company's 50% share of NYNY's operating income. As a result of the Merger with Primadonna, on March 1, 1999, NYNY became a 100% owned subsidiary of the Company and as such its results of operations have been consolidated with those of the Company since that time.

          Consolidated operating expenses (before Preopening, Other Non Recurring Charges and Corporate expenses) were $313.4 million in the third quarter of 1999, representing an increase of $154.6 million (97.4%) when compared with $158.8 million for the same period last year. MGM Grand Las Vegas expenses increased $18.1 million (11.9%) from $151.8 million in the 1998 period to $169.9 million in the 1999 period. The increase is primarily due to increased casino expenses for gaming taxes and marketing expenses on the increased casino revenues, increased provision for doubtful accounts and higher entertainment, retail and other expenses related to the wedding chapel and Mansion. MGM Grand Australia operating expenses increased from $6.8 million in the 1998 period to $7.7 million in 1999 primarily due to higher casino taxes from increased revenue and tax rates in the 1999 period. NYNY and the Primm Properties added operating expenses of $34.7 million and $49.3 million, respectively, during the third quarter of 1999. As a result of the opening of the property on July 29, 1999, MGM Grand Detroit Casino added $52 million in operating expenses during the third quarter of 1999.

          Preopening and other non-recurring expenses for the 1999 period of $45.9 million represent costs principally associated with opening of the MGM Grand Detroit Casino on July 29, 1999, and certain tender offer costs. These expenses affected net income by $29.8 million or $.49 per diluted share, net of taxes.

          Corporate expense for 1999 was $2.5 million compared with $.7 million in 1998, representing an increase of $1.8 million. The 1998 third quarter reflected a payroll-related reversal.

          Interest income of $.8 million for the three months ended September 30, 1999, decreased by $2.1 million from $2.9 million in the third quarter of 1998. The decrease was attributable to lower invested cash balances compared to the prior year.

          Interest expense in the third quarter of 1999 was $19.5 million (net of amounts capitalized) compared with $7.7 million in the third quarter of 1998, reflecting increased outstanding loan balances relating to construction of the MGM Grand Detroit Casino, as well as debt assumed in the Merger with Primadonna on March 1, 1999. In addition, interest expense was incurred in the 1999 quarter due to borrowings related to the repurchase of 6 million shares in July 1999 (see Note 7). Also, the Company recognized interest expense from unconsolidated affiliate of $2.1 million during the 1998 period.

     Nine Months versus Nine Months

          Net revenues for the nine months ended September 30, 1999 were $970.8 million, representing an increase of $411.9 million (73.7%) when compared with $558.9 million during the same period last year. The increase in net revenues was due to growth in every revenue segment at existing properties, as well as the addition of NYNY and the Primm Properties effective with the March 1, 1999 Merger with Primadonna (see Note 7) and the successful opening of MGM Grand Detroit Casino on July 29, 1999.

          Consolidated casino revenues for the nine months ended September 30, 1999, were $586.6 million, representing an increase of $294.9 million (101.1%) when compared with $291.7 million during the same period in the prior year. MGM Grand Las Vegas casino revenues were $330.6 million, representing an increase of $58.9 million (21.7%) when compared with $271.7 million during the same period in the prior year. The increase in casino revenues at MGM Grand Las Vegas was a result of increased table games volume (excluding baccarat), a more normalized table games and baccarat win percentage, and increased slots volume. MGM Grand Australia reported casino revenues of $22.3 million, representing an increase of $2.3 million (11.5%) when compared with $20 million during the same period in the prior year. The increase in casino revenue was largely due to an increase in slots volume. In addition, NYNY and the Primm Properties contributed $66.6 million and $97.8 million, respectively, to casino revenues since the

                       MGM GRAND, INC. AND SUBSIDIARIES


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Nine Months versus Nine Months (continued)

     Merger on March 1, 1999. As the result of the opening of the property on July 29, 1999, MGM Grand Detroit Casino contributed $69.2 million to casino revenues.

          Consolidated room revenues for the period were $186.1 million compared with $126.7 million for the same period in 1998, representing an increase of $59.4 million (46.9%). MGM Grand Las Vegas room revenues were $134.9 million, representing an increase of $9.5 million (7.6%) when compared with $125.4 million in the same period of the prior year. The increase was due to a higher average room rate for the 1999 period of $101 compared with $97 in the prior year, as well as an increase in occupancy to 98.8% in the 1999 period compared with 95.4% in the same period of the prior year. MGM Grand Australia room revenues for the period were consistent year over year. NYNY and the Primm Properties reported room revenues of $35.8 million and $14 million, respectively, since the Merger on March 1, 1999.

          Consolidated food and beverage revenues for the period were $117.5 million, representing an increase of $41.9 million (55.4%) when compared with $75.6 million for the same period of the prior year. MGM Grand Las Vegas reported food and beverage revenues of $85 million during the current period, representing an increase of $13.5 million (18.9%) when compared with $71.5 million in the same period of 1998. This increase resulted from the banquet revenue generated by the Conference Center, increased revenue from the Studio 54 night club and revenue from the Grand Buffet which was closed for remodeling during part of 1998. MGM Grand Australia reported food and beverage revenues of $4.2 million, representing a decrease of $.1 million (2.4%) when compared with $4.3 million during the same period in the prior year, due to fewer food covers in the current year. NYNY and the Primm Properties reported food and beverage revenues of $7.4 million and $16.9 million, respectively, since the Merger on March 1, 1999. MGM Grand Detroit Casino reported food and beverage revenues of $4.2 million as a result of the opening of the property on July 29, 1999.

          Consolidated entertainment, retail and other revenues increased $70 million (84.2%) from $83.1 million in the 1998 period to $153.1 million in the 1999 period. MGM Grand Las Vegas entertainment, retail and other revenue increased $15.3 million (18.9%) from $80.9 million in the 1998 period to $96.2 million in 1999. This was the result of increased entertainment revenues in 1999, which included a heavyweight boxing match, as well as increased tenant rental and spa revenues and the addition of the Mansion in 1999. Also, the Company had increased management and development fees from MGM Grand South Africa of $7.2 million in the 1999 period compared with $2.6 million in the prior year, due to the opening of the Johannesburg temporary casino in September 1998. NYNY and the Primm Properties reported entertainment, retail and other revenues of $24 million and $25.5 million, respectively, since the Merger on March 1, 1999. As a result of the opening of the property on July 29, 1999, MGM Grand Detroit Casino contributed entertainment, retail and other revenues of $.4 million.

          Income from unconsolidated affiliate was $6.1 million for the nine months ended September 30, 1999, compared with $29.5 million in 1998, representing the Company's 50% share of NYNY's operating income. The reduction is a result of the Merger with Primadonna on March 1, 1999, whereby NYNY became a 100% owned subsidiary of the Company, and as such its results of operations have been consolidated with those of the Company since that time.

          Consolidated operating expenses (before Preopening, and Other Non-Recurring Charges and Corporate expenses) for the 1999 period were $763.1 million, representing an increase of $299.7 million (64.7%) when compared with $463.4 million for the same period last year. MGM Grand Las Vegas expenses increased $52 million (11.7%) from $443.1 million in the 1998 period to $495.1 million in the 1999 period. The increase is primarily due to increased casino expenses resulting from higher gaming taxes and marketing expenses on the increased revenues, and an increase in the provision for doubtful accounts. In addition, expenses increased due to costs associated with the heavyweight boxing match held in the current year and higher food and beverage expenses from increased revenues primarily from the Grand Buffet

                       MGM GRAND, INC. AND SUBSIDIARIES


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Nine Months versus Nine Months (continued)

     which was closed part of the 1998 period. MGM Grand Australia operating expenses increased $1.3 million (6.6%) from $19.6 million in the 1998 period to $20.9 million in the 1999 period as a result of costs associated with increased revenues in the casino. NYNY and the Primm Properties added operating expenses of $81.6 million and $112.8 million, respectively, since the Merger on March 1, 1999. MGM Grand Detroit Casino added $52 million in operating expenses as a result of the opening of the property on July 29, 1999.

          Preopening and other non-recurring expenses for the 1999 period of $68.8 million represent costs principally associated with opening of the MGM Grand Detroit Casino on July 29, 1999, expansion activities at MGM Grand Las Vegas, and certain tender offer costs. These expenses affected net income by $44.7 millon or $.47 per diluted share, net of taxes.

          Corporate expense for the 1999 period was $12.1 million compared with $6.1 million in 1998, representing an increase of $6 million. The 1999 period included expenses related to the issuance of stock options to non-employees of the Company. In addition, the 1998 period reflected a payroll-related reversal.

          Interest income of $1.4 million for the period ended September 30, 1999, decreased by $10.7 million from $12.1 million in the same period of 1998. The decrease was attributable to lower invested cash balances compared to the prior year.

          Interest expense (net of amounts capitalized) for the nine months ended September 30, 1999, was $39.6 million compared with $17.7 million in the same period of 1998, reflecting increased outstanding loan balances related to construction of the MGM Grand Detroit Casino, as well as debt assumed in the Merger with Primadonna on March 1, 1999. In addition, the Company incurred additional interest expense in the 1999 period related to the repurchase of 6 million shares in July 1999 (see Note 4). Also, the Company recognized interest expense from unconsolidated affiliate of $1.1 million during the 1999 period compared with $6.5 million in 1998, reflecting a reduced outstanding balance on the NYNY facility, as well as two months of activity during 1999 compared with nine months in 1998.

          The extraordinary loss in the 1999 period of $.9 million, net of applicable income tax benefit, reflects the write-off of unamortized debt costs associated with the extinguishment of the NYNY credit facility (see
     Note 3). This loss affected net income by $.9 million or $.01 per diluted share, net of taxes.

          The cumulative effect of the accounting change in the 1999 period of $8.2 million, net of income tax benefit, reflects the Company's adoption of the recently issued SOP 98-5. The statement requires start-up costs to be expensed as incurred. Previously, the Company had capitalized preopening costs until the development of a property was substantially complete and ready to open at which time the cumulative costs were expensed (see Note
     8). This cumulative effect of the accounting change affected net income by $8.2 million or $.13 per diluted share, net of taxes.

     Liquidity and Capital Resources

          As of September 30, 1999 and December 31, 1998, the Company held cash and cash equivalents of $107.8 million and $82 million, respectively. Cash provided by operating activities for the first nine months of 1999 was $173.8 million compared with $104.2 million for the same period of 1998.

          During the nine months ended September 30, 1999, $765 million was drawn down on the New Facility, of which $625 million remained outstanding at the end of the period. The Company used $216.6 million and $157.9 million to pay off the Primadonna and NYNY bank facilities, respectively. Accordingly, both the Primadonna and NYNY bank facilities have been extinguished. During the nine months ended September 30, 1999, $181 million was drawn down and remained outstanding on the Detroit Facility.

          As of September 30, 1999, the Company was in compliance with all covenant provisions associated with the aforementioned obligations.

                       MGM GRAND, INC. AND SUBSIDIARIES

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Liquidity and Capital Resources (continued)

          On May 6, 1996, MGM Grand Las Vegas announced details of a 30-month, $250 million Master Plan designed to transform the facility into "The City of Entertainment." The Master Plan, which on June 3, 1997 was enhanced and increased to approximately $570 million, is substantially complete with the debut of the "Mansion at the MGM Grand" in June 1999, and the opening of the Lion Habitat and the expanded parking facilities in July 1999. Previously, the 380,000 square foot state-of-the-art Conference Center opened in April 1998, and the 50-foot tall polished bronze lion sculpture along with the "Entertainment Casino" (previously known as the Emerald City casino) were completed during the first quarter of 1998 which includes a Studio 54 nightclub and the Rainforest Cafe. Additionally, the new 6.6-acre pool and spa complex was completed and opened for operations in July 1998 and a new 3,800 space employee parking garage also opened in July 1998.

          Capital expenditures during the first nine months of 1999 were $296.7 million, of which $80 million was for the Master Plan project, $53.0 million at MGM Grand Las Vegas, $5.8 million at NYNY, $4 million at Primm Properties, and $.5 million at MGM Grand Australia for general property improvements. Additionally, $140.2 million was incurred at the MGM Grand Detroit Casino for construction activities and $13.2 million for MGM Grand Atlantic City for land acquisition costs and pre-construction activities. Anticipated capital expenditures remaining for 1999 are approximately $113.6 million, consisting of approximately $6.4 million related to the Master Plan, $60 million for MGM Grand Las Vegas, $12.5 million for NYNY, and $1.5 million for the Primm Properties related to general property improvements. In addition, approximately $32.3 million is anticipated for construction activities related to interim and permanent facilities in Detroit, and approximately $.9 million related to land acquisitions and pre-construction activities for MGM Grand Atlantic City.

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

          On June 10, 1999, the Company announced a $50.00 per share cash tender offer for up to 6 million shares of the Company's common stock. The offer commenced on June 17, 1999 and expired on July 23, 1999. Based upon the final results, 15.1 million shares of the Company's common stock were tendered, and accordingly, the tendered shares were prorated. The total acquisition cost of the tendered shares was approximately $282 million.
     The Company recognized certain non-recurring compensation costs totaling approximately $18.5 million related to exercisable options that were tendered. This tender offer completes the acquisition of the remaining 6 million shares offered in the 12 million share repurchase program announced on June 23, 1998.

          On August 5, 1999, the Company announced a twelve month stock repurchase program for up to 5 million shares of the Company's common stock. The purchases will be made from time to time in the open market or through privately negotiated transactions as market conditions warrant. Through September 30, 1999, the Company purchased 262,100 shares for an approximate cost of $12.2 million.

          The Company expects to finance operations, capital expenditures, existing debt obligations and future share repurchases through cash flow from operations, cash on hand and the bank lines of credit.

     Impact of the Year 2000 Issue

          The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year, which may result in system failures and disruptions to operations on January 1, 2000. The Company is assessing its Year 2000 readiness through an ongoing Year 2000 Remediation Program that addresses information technology systems, as well as systems outside of the information technology area. The Year 2000 Remediation Program takes into consideration all locations where the Company has operations. The Year 2000 Remediation Program includes continuing assessment

                       MGM GRAND, INC. AND SUBSIDIARIES


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Impact of the Year 2000 Issue (continued)

     of the Company's Year 2000 issues, contacting suppliers of certain systems to determine the timing of applicable upgrades, implementing applicable Year 2000 upgrades which are currently available, and developing appropriate contingency plans.

          The Company has initiated formal communications with its significant suppliers to determine the extent to which the Company is vulnerable to third party failure to remediate their own Year 2000 issues. In conjunction with this effort, the Company is assessing the potential impact of such third party Year 2000 issues. There can be no guarantee that the systems of third parties on which the Company's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

          The Company's Year 2000 Remediation Program may require enhancements to ensure there is no disruption to the Company's operations, however, the financial impact of making such enhancements is not expected to be material to the Company's financial position or results of operations. During the nine months ended September 30, 1999, the Company has incurred $1.6 million in costs to modify existing computer systems, it is anticipated that approximately $2.4 million will be expended in 1999.

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

                       MGM GRAND, INC. AND SUBSIDIARIES


     Part II.   OTHER INFORMATION

     All of the items of Part II are not applicable.

                       MGM GRAND, INC. AND SUBSIDIARIES


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  MGM GRAND, INC.
                                         --------------------------------
                                                   (Registrant)



     Date:  November 5, 1999                   /s/  Alex Yemenidjian
                                         --------------------------------
                                                    Alex Yemenidjian
                                                       President


     Date:  November 5, 1999                    /s/  James J. Murren
                                         --------------------------------
                                                     James J. Murren
                                                Executive Vice President
                                               and Chief Financial Officer