Form 10-K405
period 1999-12-31
MGM GRAND INC
filed 2000-03-22
CIK 789570

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
   For the fiscal year ended December 31, 1999.

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

                                     None

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
  The aggregate market value of Registrant's Common Stock held by non-affiliates (based on the closing price on the New York Stock Exchange-Composite Transactions on March 9, 2000) was approximately $796.8 million. As of March 9, 2000, 111,832,062 million shares of Registrant's Common Stock, $.01 par value, were outstanding, net of treasury stock.

  Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1999 are incorporated by reference into Part II of this Form 10-K.

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

  Through its wholly-owned subsidiary, MGM Grand Hotel, Inc., the Company owns and operates the MGM Grand Las Vegas, a hotel and casino entertainment complex offering a full range of destination resort amenities. The resort is located on approximately 116 acres at the northeast corner of Las Vegas Boulevard South (the "Strip") and Tropicana Avenue, the "New Four Corners," in Las Vegas, Nevada, across the street from New York-New York Hotel and Casino.

  Prior to March 1, 1999, the Company and Primadonna Resorts, Inc. ("Primadonna") each owned 50% of New York-New York Hotel and Casino, LLC. ("NYNY LLC"), which completed development of the $460 million architecturally distinctive themed destination resort called New York-New York Hotel and Casino ("NYNY") in December 1996. NYNY opened on January 3, 1997, and is located on approximately 20 acres at the northwest corner of Tropicana Avenue and the Strip, across from MGM Grand Las Vegas. On March 1, 1999, the Company completed a merger (the "Merger") with Primadonna, and thereby, acquired Primadonna's 50% ownership interest in NYNY LLC. The Merger also gave the Company ownership of three hotel and casinos located in Primm, Nevada at the California/Nevada state line, Whiskey Pete's, Buffalo Bill's and the Primm Valley Resort, as well as two championship golf courses located one mile from the state line. The Merger provided Primadonna shareholders 0.66 shares of the Company's common stock for each share of Primadonna common stock held, resulting in the issuance of a total of approximately 19 million shares of the Company's common stock on March 1, 1999.

  Through its wholly-owned subsidiary, MGM Grand Detroit, Inc., the Company and its local partners in Detroit, Michigan, formed MGM Grand Detroit, LLC to develop a hotel/casino and entertainment complex ("MGM Grand Detroit"), at an approximate cost of $800 million. On November 20, 1997, the Company was chosen to construct, own and operate one of Detroit's three new casinos. Construction of the new hotel/casino is subject to the receipt of various governmental approvals. The plans for the permanent facility call for an 800-room hotel, a 100,000 square-foot casino, signature restaurants and retail outlets, a showroom and other entertainment venues. On July 22, 1998, the Michigan Gaming Control Board adopted a resolution which allowed the issuance of casino licenses to conduct gaming operations in temporary facilities. On July 28, 1999, the Michigan Gaming Control Board issued a casino license to MGM Grand Detroit, LLC to conduct gaming operations in its interim facility ("MGM Grand Detroit Casino"), which commenced operations on July 29, 1999. The MGM Grand Detroit Casino is located directly adjacent to an offramp of the Lodge freeway in downtown Detroit, Michigan.

  Through its wholly-owned subsidiary, MGM Grand Australia Pty Ltd., the Company owns and operates the MGM Grand Australia, a hotel and casino resort in Darwin, Australia. MGM Grand Australia is located on 18 acres of beachfront property on the north central coast of Australia.

  Through its wholly-owned subsidiary, MGM Grand South Africa, Inc., the Company manages one permanent and two temporary casinos in two provinces of the Republic of South Africa. The Company managed a temporary facility in Nelspruit from October 15, 1997 to November 17, 1999, at which time a permanent casino began operations. The temporary casino in Witbank began operations on March 10, 1998 and the temporary casino in Johannesburg began operations on September 28, 1998. On July 30, 1996, the Company entered into an agreement with Tsogo Sun Holdings (Pty) Limited ("Tsogo Sun"), a joint venture company formed by the Southern Sun Group and Tsogo Investment Holding Company (Pty) Limited, to act as the exclusive casino project developer and manager for the joint venture company, which contemplates applying for up to 15 casino licenses in the Republic of South Africa. Under the agreement, the Company will earn fees for the development and management of all casino operations of Tsogo Sun. Tsogo Sun will provide or procure all of the financing necessary for the hotel and casino projects.

  Through its wholly-owned subsidiary, MGM Grand Atlantic City, Inc., the Company intends to construct, own and operate a destination resort hotel/casino, entertainment and retail facility in Atlantic City, New Jersey, at a minimum approximate cost of $700 million, on approximately 35 acres of land on the Atlantic City Boardwalk. Construction of the hotel/casino is subject to the receipt of various governmental approvals. On July 24, 1996, the Company was found suitable for licensing by the New Jersey Casino Control Commission.

  The Company's principal executive offices are located at 3799 Las Vegas Boulevard South, Las Vegas, Nevada 89109. The Company's telephone number is
(702) 891-3333.

 Recent Developments

  On December 13, 1999, the Board of Directors approved a two-for-one split of the Company's common stock and declared an initial quarterly cash dividend of $0.10 per share, after giving effect to the stock split. The additional shares were distributed on February 25, 2000 to stockholders of record on February 10, 2000. The cash dividend was paid on March 1, 2000 to stockholders of record on February 10, 2000. All references to share and per share data herein have been adjusted retroactively to give effect to the stock split. Concurrently, the Board of Directors increased the number of authorized shares of the Company's common stock from 75 million shares to 300 million shares.

  On March 6, 2000, the Company announced the signing of a definitive merger agreement with Mirage Resorts, Incorporated ("Mirage"), under which the Company will acquire all of the outstanding shares of Mirage for $21 per share in cash. The transaction will have a total equity value of approximately $4.4 billion. In addition, the Company will assume the outstanding debt of Mirage of approximately $2.0 billion. The transaction is subject to the approval of Mirage shareholders and to the satisfaction of customary closing conditions contained in the merger agreement, including the receipt of all necessary regulatory and governmental approvals. The transactions will be accounted for as a purchase and is anticipated to close in 2000.

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

  The casino is approximately 171,500 square feet in size, which management believes is one of the largest casinos in the world. The casino has 3,589 slot machines and 152 table games, a state of the art baccarat room, including private premium play facilities, a race and sports book, and a keno lounge. The casino is themed with various entertainment features, including well-known movie characters and settings, which enhance the experience of the casino patron.

  The hotel/casino, which management believes is one of the largest in the world, has 5,034 rooms, including approximately 4,254 tastefully decorated standard guest rooms. The hotel also has 751 luxury suites, ranging in size from 650 to 6,000 square feet, representing a suite to room ratio which is one of the highest among the Strip properties. In June 1999, the "Mansion at the MGM Grand" was completed and opened, which added 29 exclusive suites and villas ranging in size from 2,400 square feet to 12,000 square feet.

  In an effort to continue a legacy of providing exceptional entertainment through the leveraging of its highly recognizable brand name, in mid-1996, the Company embarked on an extensive Master Plan transformation of MGM Grand Las Vegas into "The City of Entertainment." The Master Plan program was designed to enhance the quality of the entertainment experience, through a series of substantive improvements and additions throughout the 116 acre destination resort. Master Plan projects which have been completed to date include a 380,000 square foot state-of-the-art conference center, a 6.6 acre pool and spa complex, an approximately 50 foot tall polished bronze lion sculpture on a 25 foot pedestal, which is the resort's signature, and a re-themed entertainment casino that includes a Rainforest Cafe and a Studio 54 nightclub. Also completed in the Master Plan is "Studio Walk," which portrays a Hollywood sound stage and reflects an appearance that is inspired by a number of Hollywood landmarks, including the Brown Derby restaurant, the Farmers Market food court, and Griffith Park Observatory retail facilities. The final elements of the Master Plan were completed in 1999, which included the "Mansion at the MGM Grand" in June 1999, the lion habitat in July 1999, and significantly expanded and improved parking facilities which opened in July 1999.

  Other entertainment facilities include: an outdoor amusement zone including thrill rides such as the 250 foot high SkyScreamer Skycoaster; an 11,700 square foot indoor arcade containing carnival games of skill and an extensive video arcade including virtual reality simulators; a 660 seat showroom providing celebrity entertainment; a 1,774 seat showroom specifically designed for the EFX production show, the Company's original grand spectacle special effects stage production; 13 restaurants and a food court; 37 retail shopping outlets, including 20 owned and 17 leased facilities; and a special events center, which seats a maximum of 16,766 patrons, providing mega entertainment such as Barbra Streisand, Bette Midler, the Rolling Stones, Rod Stewart, Neil Diamond, Elton John, Phil Collins, and Luther Vandross, as well as championship boxing events and various other sporting events.

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

  The casino is approximately 84,000 square feet in size and has approximately 2,250 slot machines and 70 table games. The casino features highly themed interiors: Park Avenue with retail shops, The Financial District consisting of the cashiers' cage, a Central Park setting in the central casino area, and Little Italy with its traditional food court set inside a typical residential neighborhood. NYNY features 2,024 guest rooms and suites as well as 7 specialty leased restaurants.

 Primm Properties

  Primadonna, which the Company acquired in the Merger on March 1, 1999, owns and operates, through its wholly-owned subsidiaries, three hotel and casinos on both sides of Interstate 15 at the California/Nevada state line in Primm, Nevada and the Primm Valley Golf Club ("Golf Club") nearby in California.

  Buffalo Bill's Resort & Casino ("Buffalo Bill's"), Primm Valley Resort & Casino ("Primm Valley"), Whiskey Pete's Hotel & Casino ("Whiskey Pete's") and the Golf Club (collectively, the "Primm Properties") form a major destination location and offer, to the more than 12 million vehicles traveling through Primm on Interstate 15, the first opportunity to wager upon entering Nevada, and the last opportunity before leaving. The Company estimates that more than 27% of all passing vehicles stopped at the Primm Properties in 1999.

  The Primm Properties appeal to "various" market segments including the family/entertainment-oriented Buffalo Bill's, the conference/leisure-oriented Primm Valley, and the value-oriented Whiskey Pete's. These hotel and casinos attract drive-by and overnight customers, and offer good values on dining and lodging, with an emphasis on service, quality, cleanliness and comfort. The Primm Properties offer an array of amenities and attractions, including 133,400 square feet of casino space, 2,642 hotel rooms, a 25,000 square foot conference center, 10 restaurants, and a variety of amusement rides. The three casinos include 4,494 slot machines, 101 table games, poker, keno, and race and sports books. In addition, the Primm Properties offer swimming pools, a movie theater, motion simulation theaters, an interactive water flume ride, "The Desperado" roller coaster and the "Turbo Drop" thrill ride. The 6,100-seat Star of the Desert Arena hosts top-name entertainers, and has allowed the Primm Properties to use special events as part of extended stay packages.

  In February 1997, Primadonna opened a championship 18-hole Primm Valley Golf Club, designed by Tom Fazio, located one mile south of Primm in California. In the second quarter of 1998, the second championship 18-hole course and a golf academy opened to the public.

  In July 1998, the Fashion Outlet of Las Vegas (the "Fashion Outlet") opened to the public. The Fashion Outlet is a highly themed shopping experience containing approximately 400,000 square feet of retail space with over 100 retail outlet stores. The Fashion Outlet is connected to Primm Valley and is owned and operated by TrizecHahn Factory Shops, Inc.

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

  Gaming has continued to be a strong and growing business in Las Vegas. Las Vegas Strip gaming revenues have increased at a compound annual growth rate of 8.4% from $2.0 billion in 1989 to $4.5 billion in 1999.

  The hotel/casino industry in Las Vegas is highly competitive. Four new mega-resorts recently opened on the Las Vegas Strip. In addition, a major hotel/casino is currently under construction, and is expected to open in 2000. The current and future additions of resorts provide additional competitive pressures. While some of the large themed resorts pose direct competition to MGM Grand Las Vegas, NYNY and the Primm Properties, the Las Vegas Convention and Visitors Authority ("LVCVA") statistics show that tourism growth is increasing at a rate which appears sufficient to absorb the increased room capacity, with visitor volume having increased at a compound annual growth rate of 6.4% from 18.1 million in 1989 to 33.8 million in 1999. The Company's future operating results could be adversely affected by excess room and gaming capacity.

  MGM Grand Las Vegas, NYNY and the Primm Properties compete with gaming and resort facilities in Las Vegas as well as gaming and resort facilities elsewhere in the world. To some extent, state lotteries and state-authorized and locally approved card rooms and Native American gaming facilities, such as those operating in California, compete with the gaming and resort facilities in Las Vegas. Gambling, with various limitations and conditions, is currently legal in numerous locations throughout the United States. The proliferation of such gaming facilities on riverboats and elsewhere is increasing. Also, as a result of certain legislative and court decisions, casino-type operations are being established at various Native American reservations throughout the country, including California as a result of the recent passage of Proposition 1A. The development of full service casinos in California would likely have a negative effect on MGM Grand Las Vegas, NYNY and the Primm

Properties' operations in Nevada. Additionally, slot machines are operating in various jurisdictions in California. See "Competition."

  The Company's business strategy at Primm is to capitalize on its unique and advantageous location on the heavily traveled Interstate 15 corridor. Approximately 12.3 million, 11.7 million, and 11.3 million vehicles traveled through Primm on Interstate 15 in 1999, 1998, and 1997, respectively. The next closest hotel/casino is located in Jean, Nevada, approximately eleven miles north towards Las Vegas. Most of the land between Primm and Jean that is not owned, leased or subject to the Company's exclusive gaming rights, is owned by the Federal Government. The Primm Properties offer a convenient stop for Interstate 15 travelers, and an attractive destination location for Southern California residents, and to a lesser extent, visitors from Las Vegas and elsewhere.

 Insurance

  MGM Grand Las Vegas, NYNY and the Primm Properties carry insurance of the type customary in the hotel and casino industry and in amounts deemed adequate by management to protect the properties. The policies provide business and commercial coverages, including workers' compensation, third party liability, property damage, boiler and machinery, and business interruption.

 Nevada Government Regulation

  The ownership and operation of casino gaming facilities in Clark County, Nevada, are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and the Clark County Liquor and Gaming Licensing Board (the "CCLGLB"). The Nevada Commission, the Nevada Board, and the CCLGLB are collectively referred to as the "Nevada Gaming Authorities."

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

  MGM Grand Hotel, Inc., NYNY LLC and Primadonna operate casinos and are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. MGM Grand Hotel, Inc. is also licensed as a manufacturer and distributor of gaming devices, as the operator of the sportspool at NYNY, and the Company and an indirect wholly-owned subsidiary of the Company are also licensed as the two managers of NYNY. NYNY LLC and Primadonna are also licensed as manufacturers and distributors of gaming devices. The Company is also required to be registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder or member of, or receive any percentage of profits from, MGM Grand Hotel, Inc., NYNY LLC or Primadonna without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, MGM Grand Hotel, Inc., NYNY LLC and Primadonna have obtained from the Nevada Gaming Authorities the various registrations, approval permits and licenses required in order to engage in gaming activities in Nevada.

  The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, MGM Grand Hotel, Inc., NYNY LLC or Primadonna to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of MGM Grand Hotel, Inc., NYNY LLC and Primadonna must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in the gaming activities of MGM Grand Las Vegas, NYNY and Primadonna may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability, or the gaming licensee by whom the applicant is employed or for whom the applicant serves, must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

  If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, MGM Grand Hotel, Inc., NYNY LLC or Primadonna, such company or companies would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company, MGM Grand Hotel, Inc., NYNY LLC or Primadonna to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

  The Company, MGM Grand Hotel, Inc., NYNY LLC and Primadonna are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales or securities and similar financing transactions by the Company, MGM Grand Hotel, Inc., NYNY LLC and Primadonna must be reported to or approved by the Nevada Commission.

  If it were determined that the Nevada Act was violated by MGM Grand Hotel, Inc., NYNY LLC or Primadonna, the gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, MGM Grand Hotel, Inc., NYNY LLC Primadonna, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

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

  Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, MGM Grand Hotel Inc., NYNY LLC or Primadonna, and subsequently the Company, MGM Grand Hotel Inc., NYNY LLC or Primadonna (i) pays that person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

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

  On August 19, 1999, the Nevada Commission granted the Company prior approval to make public offerings for a period of twenty-three months, subject to certain conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

  License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to Clark County, Nevada. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by MGM Grand Las Vegas, NYNY and Primadonna where certain entertainment is provided in a cabaret, nightclub, cocktail lounge or casino showroom in connection with the serving or selling of food, refreshments, or merchandise. Casino entertainment tax is also paid for admission, food and refreshments at a bar located adjacent to a cabaret nightclub, cocktail lounge or casino showroom if portions of the bar can clearly see and hear the entertainment, or at a location adjacent to those venues if such locations' primary purpose is to provide refreshment to patrons viewing entertainment in the cabaret, nightclub, cocktail lounge or casino showroom. Nevada licensees that hold a license as a manufacturer or a distributor, such as MGM Grand Hotel Inc., NYNY LLC and Primadonna, also pay certain fees and taxes to the State of Nevada.

  Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in a foreign operation who has been denied a license or a finding of suitability in Nevada on the grounds of personal unsuitability.

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

  The gaming industry represents a significant source of tax revenues to the State of Nevada and Clark County. From time to time, federal and state legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. Recent proposals have included a federal gaming tax and in January 2000, a Nevada state senator filed an initiative petition seeking to increase the state gross gaming tax rate from 6 1/4% to 11 1/4%. Recent proposals have also included limitations on the federal income tax deductibility of the cost of furnishing certain complimentary promotional items to customers, as well as various measures which would require tax withholding on amounts won by customers. It is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on the Company's financial results.

 Competition

  The hotel industry is highly competitive. Hotels located on or near the Strip ("Strip Hotels") compete primarily with other Strip Hotels and with a few major hotels in downtown Las Vegas. Strip Hotels offering similar prices compete with each other primarily on the basis of quality of rooms, restaurants and facilities, entertainment offered, complimentary goods and services given, credit limits and quality of personal attention offered to guests and casino customers. The Company's hotel and casino operations also compete with a large number of hotels and motels, and gaming facilities not related to hotels or motels, located in and near Las Vegas. Some of the Company's competitors may have greater resources.

  According to the LVCVA, as of December 31, 1999, there were approximately 120,000 hotel and motel rooms in the Las Vegas area. During 1999, three major hotel/casinos opened on the Strip adding approximately 9,200 rooms. In addition, the LVCVA reports projects under construction and/or proposed for future development of approximately 8,100 more hotel and motel rooms, including a major hotel/casino currently under construction on the Strip between Tropicana Avenue and Flamingo Road. The Company cannot make any prediction as to how many additional rooms will be constructed in Las Vegas. The Company's future operating results could be adversely affected by excess Las Vegas rooms and gaming capacity.

  In addition to competing with hotel/casino facilities elsewhere in Nevada (i.e., the Reno/Lake Tahoe areas and the Laughlin area) and in Atlantic City, the Company competes with hotel/casino facilities elsewhere in the world and with state lotteries. Certain states are currently considering legalizing casino gaming in specific geographic areas, and several other states have recently legalized casino gaming. This growth has been driven by the expansion of traditional land-based casino destinations and the continued development of new riverboat and Native American reservation casinos throughout the United States. Currently, casinos are operating or are approved in 32 states. Elsewhere in North America, nearly all of the Canadian provinces and territories offer some form of casino gaming. Legalized casino gaming in other states could adversely affect the Company's activities in Las Vegas, particularly if such legalization were to occur in areas close to Nevada, such as California. In addition, with respect to group bookings, the Company's hotel and casino facilities in Las Vegas also compete with hotels and resorts, which do not include casinos, throughout the United States. See "Las Vegas Market."

  Additionally, certain gaming operations are conducted or have been proposed on federal Native American reservations, including those located in the primary market to be served by MGM Grand Las Vegas, NYNY and the Primm Properties. On September 8, 1999, a 20-year, tribal-state compact was signed between the Governor of California and 57 tribes allowing up to 43,000 slot machines in California. Among the 57 tribes, 37 tribes previously operated what the state considers to be Nevada-style casinos. During 1999, Proposition 1A was introduced to amend the California State Constitution and legalize Nevada-style gaming on Native American reservations. On March 7, 2000, Proposition 1A was approved by California voters. With the passage of Proposition 1A, the Company anticipates increased competition from larger and more elaborate Native American casinos in California.

  The Company's Primm Properties compete primarily with two casino-hotels located 11 miles north along Interstate 15 in Jean, Nevada, and with numerous other hotel and casinos in the Las Vegas area and Native American gaming facilities in Southern California, principally on the basis of location, range and pricing of amenities, gaming mix, and overall atmosphere. The recent increase in room capacity on the Strip may increase competition for customers at the Company's Primm Properties. Since many of the Company's current customers stop at Primm as they are driving on Interstate 15 to and from major casino-hotels located in Las Vegas, the Company believes that its success at Primm is also favorably influenced by the popularity of the Las Vegas resorts. To a lesser extent, the Company's Primm Properties also compete with gaming establishments in or near Laughlin, Nevada, approximately 90 miles away in Southern Nevada. Laughlin caters to moderate and middle income, value oriented customers who travel primarily by car, bus, and recreational vehicle. The addition of major gaming properties, the substantial expansion of existing Laughlin resorts, or the addition of Native American gaming facilities in California could have an adverse effect on the number of customers visiting the Company's Primm Properties.

 MGM Grand Australia

  On September 7, 1995, the Company, through its wholly-owned subsidiary, MGM Grand Australia Pty Ltd., completed the acquisition of the MGM Grand Australia in Darwin, Northern Territory, Australia. MGM Grand Australia is located on 18 acres of beachfront property next to the Arafura Sea on the north central coast. The resort includes a public and private casino, 96 rooms, restaurants and other facilities. Casino operations include approximately 32 table games, 360 slot machines and a keno lounge. The Company has positioned MGM Grand Australia as a multi-faceted gaming and entertainment facility for the local market and, to a lesser extent, as an exclusive destination resort for international table game customers.

  Two casinos operate in the Northern Territory, including MGM Grand's property in Darwin on the northern coast, and a casino in Alice Springs in the southern part of the Territory. Unlike the U.S., Australia has granted, for the most part, regional casino monopolies in its provinces. Gaming machines (i.e., slots or "poker machines") were installed in clubs and hotels in 1996, and MGM Grand Australia will effectively receive 22.0% of the revenues from these machines through 2005 in the form of a tax rebate. Northern Territory Keno machines ("NT Keno") are also being installed in pubs, hotels and clubs in the Northern Territory. NT Keno is a territory-wide keno game that the Northern Territory Government has licensed to MGM Grand Australia. The pubs, hotels and clubs act as agents on behalf of MGM Grand Australia and sell keno tickets in return for a commission paid by MGM Grand Australia. NT Keno commenced operations on October 30, 1996.

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

  There exist 13 casinos in Australia competing for the Far East Market. Australian casinos operate under exclusive arrangements, which create a regional monopoly for a fixed term. As such, Australian casinos do not compete among themselves for the regional middle to low end players. However, Far East premium players have become an increasingly important source of revenues; consequently, this market has become very competitive. Competition for the Far East premium player is increasing, as evidenced by the gaming activity in Kuala Lumpur and Macao, the recent growth in the number of casinos operating in Australia, and an increase in the quantity of casino cruise ships. In an effort to attract premium players, MGM Grand Australia completed a $15 million capital improvement program in June 1996, which included renovation of all 96 rooms (including 16 suites), enhanced casino facilities, and additional dining, entertainment and retail amenities. Due to the competition for premium play customers, and the limitations on scheduled air service, MGM Grand Australia has targeted the local market for its customer base, which has produced relatively stable results. MGM Grand Australia therefore revised its marketing efforts with an emphasis on the local population and instituted cost reduction and revenue enhancement programs in an effort to strengthen operating results. The results of the cost reduction and revenue enhancement programs have resulted in improved operating margins and increased revenues.

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

 MGM Grand Detroit

  The Michigan Gaming Control and Revenue Act (the "Michigan Act") provides that not more than three casinos may be licensed at any one time by the State of Michigan ("Michigan") and that they be located only in the City of Detroit ("Detroit"). In November 1997, at the conclusion of a competitive selection process, the Mayor of Detroit designated MGM Grand Detroit, LLC to develop one of the three authorized hotel and casino complexes. MGM Grand Detroit, Inc., a wholly-owned subsidiary of the Company, holds a controlling interest in MGM Grand Detroit, LLC and plans to provide a majority of the equity capital. A minority interest in MGM Grand Detroit LLC is held by Partners Detroit, LLC, a Michigan limited liability company owned by seven individual residents of the Detroit metropolitan area. As planned, the Detroit permanent facility is expected to include a 100,000 square foot casino, an 800-room hotel with ballroom, convention and meeting rooms, restaurants, bars, entertainment and retail facilities. The total project cost could exceed $800 million and development could take up to four years. Development of the permanent facility will not proceed until after acquisition by MGM Grand Detroit, LLC of the permanent development site from Detroit, which is in the process of attempting to acquire the site from a number of independent land owners. The design, budget and schedule for development of the permanent facility are at a preliminary stage, and will be subject to the risks attendant to large-scale projects and may be subject to additional costs and delays beyond preliminary estimates. No assurance can be given that the Company will develop a hotel/casino in Detroit, or if it does, as to its ultimate size, configuration or costs.

  In June 1998 all three casino development agreements with Detroit were amended to permit the operation of temporary casinos. In November 1998, MGM Grand Detroit, LLC commenced construction activities on its temporary casino, which was subsequently licensed by the Michigan Gaming Control Board on July 28, 1999.

  Construction of the Company's temporary casino facility in Detroit was completed in July 1999 and opened to the public on July 29, 1999. The building contains 269,000 square feet of interior space and has parking for approximately 3,170 vehicles in two parking garages and additional on-site covered parking. The interior is decorated in an Art Deco motif with a retail outlet, two themed bars, a VIP lounge and four restaurants: the Java Coast; Grand Buffet; Neyla--A Mediterranean Grill; and the Company's signature upscale restaurant, The Brown Derby. The casino is approximately 75,000 square feet and offers approximately 2,400 slot machines and 85 table games. The site is conveniently located off of the Howard Street exit from the John C. Lodge Expressway in downtown Detroit, Michigan.

  On December 14, 1999, the second casino to be licensed in Detroit opened for business. It is comparable in size to MGM Grand Detroit Casino and competes directly against MGM Grand Detroit Casino as well as the casino currently operating in Windsor, Ontario located across the bridge in Canada.

 Detroit Market

  An assessment prepared by independent consultants for the Company concludes that the Detroit, Michigan and Windsor, Ontario casino gaming markets are effectively one market, and that aggregate annual revenues of approximately $1.1 billion will be generated by patrons living within 150 miles of downtown Detroit. It is anticipated that the market will be divided among the three casinos to be licensed under the Michigan Act and a fourth casino which is currently operating in Windsor, Ontario. On December 14, 1999, the second casino to be licensed in Detroit opened for business. It is comparable in size to MGM Grand Detroit's casino. The Company anticipates that all four permanent casinos will have roughly comparable gaming areas of approximately 100,000 square feet each.

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

  The Michigan Act created the Michigan Gaming Control Board (the "MGCB") and authorizes it to grant casino licenses to not more than three applicants who have entered into development agreements with Detroit. The MGCB is granted extensive authority to conduct background investigations and determine the suitability of casino license applicants, affiliated companies, officers, directors, or managerial employees of applicants and affiliated companies and persons or entities holding a one percent or greater direct or indirect interest in an applicant or affiliated company. Institutional investors holding less than certain specified amounts of debt or equity securities are exempted from meeting the suitability requirements of the Michigan Act, provided such securities are issued by a publicly traded corporation, such as the Company, and the securities were purchased for investment purposes only and not for the purpose of influencing or affecting the affairs of the issuer.

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

  The MGCB may, among other things, revoke, suspend or restrict a casino license. Substantial fines or forfeiture of assets for violations of gaming laws or rules may also be levied against a casino licensee. In the event that a casino license is revoked or suspended for more than 120 days, the Michigan Act provides for the appointment of a conservator who, among other things, may be required to sell or otherwise transfer the assets of the casino licensee or former licensee to another person or entity who meets the requirements of the Michigan Act for licensure.

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

  The Detroit City Council (the "City Council") enacted an ordinance entitled "Casino Gaming Authorization and Casino Development Agreement Certification and Compliance." The ordinance authorizes the conduct of casino gaming only by operators who are licensed by the MGCB and are parties to a development agreement which has been approved and certified by the City Council and is currently in effect or by persons who are acting on behalf of such party. The development agreement between MGM Grand Detroit, Detroit and the City Economic Development Corporation has been so approved and certified and is currently in effect. The ordinance requires each casino operator to submit to the Mayor of Detroit and to the City Council periodic reports regarding the operator's compliance with its development agreement or, in the event of non-compliance, reasons for non-compliance and an explanation of efforts to comply. The ordinance requires the Mayor of Detroit to monitor each casino operator's compliance with its development agreement, to take appropriate enforcement action in the event of default and to notify the City Council of defaults and enforcement action taken and, if a development agreement is terminated, it requires the City Council to transmit notice of such action to the MGCB within five business days along with Detroit's request that the MGCB revoke the relevant operator's certificate of suitability or casino license.

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

 MGM Grand Atlantic City

  The Company, through its wholly-owned subsidiary, MGM Grand Atlantic City, Inc., intends to create a destination resort hotel/casino in Atlantic City, New Jersey ("MGM Grand Atlantic City") that will be larger and more elaborate than any other facility currently in existence in that market. The Company expects to use similar entertainment themes from MGM Grand Las Vegas at MGM Grand Atlantic City, and plans to offer a wide array of gaming and non-gaming amenities to its prospective customers. The Company's plans for MGM Grand Atlantic City also include the development of retail and food and beverage facilities. The Company believes that the development of MGM Grand Atlantic City could cost in excess of $700 million, and that the development could take up to three years following the successful acquisition of land necessary to complete the project. On January 5, 2000, the City of Atlantic City approved a form of redevelopment agreement which, when effective, will govern MGM Grand Atlantic City's development of a portion of the proposed project area. Further agreements must be reached with the Atlantic City Housing Authority and certain third parties regarding the balance of the proposed project area.

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

 Atlantic City Market

  Atlantic City is, after Las Vegas, the second largest gaming destination in the United States. The Company believes that it has the potential to successfully expand its domestic base through developing and operating a destination resort in Atlantic City. Management believes that Atlantic City represents an attractive market for additional development due to its proximity to areas with favorable demographics, including a large population base with a high level of disposable income. The Atlantic City market currently consists of 12 hotel/casinos which as of December 31, 1999 had 11,385 rooms, 1,172,408 square feet of casino space, 35,039 slot machines and 1,320 table games. According to the Atlantic City Department of Planning and Development (the "ACDPD"), approximately 25% of the United States population live within 300 miles of Atlantic City, and more than 17.8 million people live within 100 miles. Most of the Atlantic City visitors are "day-trippers," but there are a substantial number of overnight visitors, who are believed to have a higher gaming budget. The Company believes that the overnight visitor component will increase substantially as destination resorts and "must see" attractions such as the proposed MGM Grand Atlantic City make Atlantic City a more exciting and appealing attraction for the middle and high-end gaming customer.

  The Atlantic City gaming market has demonstrated continued growth despite the recent proliferation of new gaming venues across the country. The 12 hotel/casinos in Atlantic City generated approximately $4.17 billion in gaming revenues in 1999, a 3.5% increase over 1998 gaming revenues of approximately $4.03 billion. From 1990 to 1999, gross total annual gaming revenues in Atlantic City increased approximately 39%, while hotel rooms increased only approximately 28% during this period.

  The regulatory environment in Atlantic City has improved significantly over the last several years. New games, such as poker and keno, have been approved, 24-hour gaming has been permitted, registration of hotel employees has been eliminated, license terms have been extended, and various operational requirements have been relaxed. These regulatory changes have resulted in reduced costs for the operators and created a more varied and attractive environment for the gaming customer. Management believes that the reforms will serve to permit future reductions in operating expenses of casinos in Atlantic City and to increase the funds available for additional infrastructure development through the New Jersey Casino Redevelopment Authority ("CRDA"). Due principally to an improved regulatory environment, general improvements of economic conditions and high occupancy rates, the majority of the Atlantic City hotel/casinos have recently expanded, are in the process of expanding or have announced plans to expand their facilities. In 1997 and 1998, other gaming companies entered the Atlantic City market by acquiring hotel/casino facilities. In addition, some companies have entered into an agreement with Atlantic City for the development of the "H-Tract," a 180-acre site in the Atlantic City Marina. Management believes that these increases in hotel/casino capacity, together with infrastructure improvements, and community revitalization programs, will be instrumental in stimulating future revenue growth in the Atlantic City market and increasing its appeal as a destination resort.

  In addition to the planned casino expansions, major development projects and infrastructure improvements have been proposed or have begun. These include, among other projects, new housing and retail development and a tunnel connecting the Atlantic City Expressway to the Marina. Construction of a new $254 million Convention Center was completed and the facility opened in May 1997. The Convention Center features approximately 500,000 square feet of exhibit and pre-function space, meeting rooms, food-service facilities and a 1,600 car underground parking garage. The new convention center is the largest exhibition space between New York and Washington D.C. In conjunction with the development of the Convention Center, the CRDA completed development of a $190 million "tourist corridor" at the foot of the Atlantic City Expressway linking the Convention Center with the Boardwalk. Other community improvements completed in 1998 and 1999 include a semi-professional baseball stadium, a public skating rink and a $3.6 million Visitors Center on the Atlantic City Expressway. The Boardwalk Convention Hall is currently undergoing a $73 million renovation to expand the uses of the facility. Such renovations are projected to be completed in the Fall of 2001. Atlantic City is also reviewing plans to enhance the Boardwalk area.

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

Employees

  As of December 31, 1999, the Company and certain of its subsidiaries employed approximately 6,733 full-time equivalent employees at the MGM Grand Las Vegas and at the Company's corporate offices. Effective December 1, 1996, MGM Grand Las Vegas and the International Union of Operating Engineers Local 501 finalized a collective bargaining agreement, running through December 1, 2001, covering approximately 137 facilities and maintenance employees. On November 13, 1997, MGM Grand Las Vegas finalized a collective bargaining agreement with the Local Joint Executive Board of Las Vegas, on behalf of the Hotel Employees Restaurant Employee International Union, Local 226 and the Bartenders Union, Local 165 as the exclusive bargaining representative of approximately 2,851 employees, running through December 12, 2000.

  As of December 31, 1999, MGM Grand Australia employed approximately 350 full-time equivalent employees. Hourly employees are covered by collective bargaining agreements.

  As of December 31, 1999, NYNY employed approximately 1,876 full-time equivalent employees. As of December 31, 1999, 788 of NYNY's employees were covered by collective bargaining agreements.

  As of December 31, 1999, the Primm Properties employed approximately 2,953 full-time equivalent employees. On October 21, 1999, the International Union of Operating Engineers Local 501 was elected to represent approximately 17 employees, at Primm Properties, and on February 11, 2000 were elected to represent approximately 21 employees at Buffalo Bill's.

  As of December 31, 1999, MGM Grand Detroit employed approximately 2,559 full-time equivalent employees. MGM Grand Detroit is currently engaged in union negotiations that will result in most of the hourly employees being covered by collective bargaining agreements.

Item 2. Properties

  The Company's principal executive offices are located at 3799 Las Vegas Boulevard South, Las Vegas, Nevada 89109, where it rents approximately 8,800 square feet from MGM Grand Las Vegas.

  MGM Grand Las Vegas' principal executive offices are also located at 3799 Las Vegas Boulevard South, Las Vegas, Nevada, 89109. In November 1999, MGM Grand Las Vegas terminated a lease for approximately 132,000 square feet in Las Vegas, Nevada, which cost $525,000 annually. MGM Grand Las Vegas is leasing approximately 80 acres of land in Boulder City for the purpose of building and operating a championship golf course which is currently under construction and set for opening in the fall of 2000. The annual rent will be $200,000 per year after opening of the course, and increasing on a graduated basis.

  MGM Grand Las Vegas is located on approximately 116 acres on the Strip in Las Vegas, Nevada. The property is subject to a first priority deed of trust securing bank financing of up to $1.25 billion (the "New Facility"), on which there was $612 million outstanding as of December 31, 1999, which bears interest based on LIBOR or the bank reference rate, and which is due December 2002. The property is also subject to a first priority deed of trust with respect to $500 million in senior collateralized notes (secured on a pari passu basis with the bank financing) issued on January 26, 1998 and February 6, 1998, in tranches of $300 million and $200 million, respectively.

  In January 1995, the Company contributed an 18-acre site, located at the intersection of the Strip and Tropicana Avenue to the Company's New York-New York joint venture (see Item 1. Business). This property, together with an adjacent two-acre parcel, were previously subject to a first priority deed of trust securing bank financing of up of $210 million. Following the Merger with Primadonna, the Company used $157.9 million from the New Facility to retire the NYNY LLC bank facility on March 31, 1999.

  MGM Grand Australia's principal executive offices are located at Gilruth Avenue, Mindil Beach, Darwin, Northern Territory 0801 Australia. In September 1995, the Company acquired MGM Grand Australia which is located on an 18-acre beach front site on the north central coast of Australia (see Item 1. Business). This property is subject to a first priority deed of trust securing bank financing of up to approximately $38 million (AUD $57.8 million), which bears interest based on the Australian bank bill rate and is due December 2004.

  MGM Grand Detroit's principal office is located at 1300 John C. Lodge, Detroit, Michigan. MGM Grand Detroit is located on approximately 4.3 acres. The 1.7 acre parcel on which the building, additional on-site covered parking and a 640 space parking garage are located is leased with an annual rent of approximately $1.9 million. The 1.4 acre parcel on which the 2,200 space parking deck is located and the 1.2 acre parcel on which an entrance and surface parking are located are subject to a Senior Secured Credit Facility of up to approximately $230 million, of which $169 million was outstanding as of December 31, 1999.

  The Primm Properties are located on approximately 143 acres of land on both sides of Interstate 15 at the California/Nevada state line. Substantially all of the land is leased from Primm South Real Estate Company, a corporation owned by the Primm family. The lease has an expiration date of 2043 with an option to renew for an additional 25 years. Rent for all properties covered by the lease is approximately $478,000 per month. Rent increases each year by the cost of living, but not more than eight percent in any one year. Every eight years, the rent is to be reset by two appraisers, or, if they are unable to agree, by another appraiser selected by the first two appraisers. The lease provides for a fee of $100,000 per year, adjusted every 10 years by the cost of living but not more than eight percent annually, for lessor's agreement not to engage in or permit any gaming activity on any of the unleased acreage owned by the lessor. In addition, the lessor has made available to Primadonna acreage for a wastewater treatment plant operated by Primadonna and the associated rapid infiltration basins. The wastewater treatment plant has sufficient capacity to support the Primm Properties' requirements. The plant was constructed, and is being expanded, in a manner to allow for expansion on the site if additional capacity is needed in the future.

  Primadonna owns approximately 16 acres immediately north of Buffalo Bill's that are currently the site of 144 company-owned mobile homes rented to employees. A subsidiary of the Company owns approximately 573 acres of land in California, approximately one mile south of Primm, which is the location for the Primm Valley Golf Club. Approximately 125 of these acres remain available for future development.

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

  Primadonna and its properties were previously subject to a first priority deed of trust securing bank financing of up to $350 million. Following the Merger with Primadonna, the Company used $216.6 million from the New Facility to retire the Primadonna bank facility on March 31, 1999.

Item 3. Legal Proceedings

  A subsidiary of the Company is a defendant in an adversary proceeding against MGM Dist. Inc., (formerly MGM Desert Inn, Inc.) in a bankruptcy case pending in the United States Bankruptcy Court for the Central District of California. The adversary complaint, which was filed on December 12, 1997, alleges that the debtor, Ken Mizuno, transferred approximately $1.1 million to MGM Desert Inn, Inc. in 1988 and 1989, in payment of casino debts of various individuals. The complaint alleges these transfers were fraudulent conveyances and seeks damages against the Company in an amount not less than approximately $1.1 million. The Company answered the complaint on January 30, 1998, denying the allegations thereof and asserting the complaint failed to state a claim upon which relief could be granted. Also on January 30, 1998, the Company filed a motion to transfer venue to the United States Bankruptcy Court in the District of Nevada. On February 12, 1998, the plaintiff indicated his intent to file an amended adversary complaint asserting that Mr. Mizuno's payment of his own casino debt at the Desert Inn in the approximate amount of $20 million also constituted a fraudulent conveyance. On July 20, 1998, the Bankruptcy Court entered an order granting the Company's motion for dismissal for failure to state a claim based on statute of limitations grounds. The plaintiff's motion for reconsideration in Bankruptcy Court was denied on November 11, 1998. The plaintiff has since filed a Notice of Appeal to the District Court from the Bankruptcy Court's order granting the Company's motion for dismissal and the Bankruptcy Court's denial of the motion for reconsideration. The Company intends to vigorously defend this action.

  On April 26, 1994, a purported class action lawsuit was filed in the United States District Court, Middle District of Florida, against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company ("Poulos"). On May 10, 1994, a complaint alleging substantially identical claims was filed by another plaintiff in the United States District Court, Middle District of Florida, against 48 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company and most of the other major hotel-casino companies ("Ahern"). On September 26, 1995, a complaint alleging substantially identical claims was filed by another plaintiff in the United States District Court for Nevada, against 45 operators, manufacturers, and distributors of video poker and electronic slot machines, including the Company ("Schreier"). The complaints allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The three lawsuits have been consolidated into a single action, and discovery with respect to jurisdictional issues is currently in progress ("Poulos/Ahern/Schreier"). On December 9, 1994, the Florida Court ordered the case be transferred to the United States District Court for the District of Nevada. On April 17, 1996, the federal district court in Las Vegas, Nevada, dismissed the purported class action suit, and gave the claimants until May 31, 1996 to file amended complaints. On May 31, 1996 the plaintiffs filed an amended complaint, and also filed a motion to substitute Brenda McElmore for Mr. Ahern as one of the class representatives. The motion was not opposed by the Company. On July 12, 1996, the plaintiffs filed a motion seeking to lift the December 30, 1994 stay of discovery and seeking leave to add additional defendants. The defendants (including the Company) have opposed those motions, and no hearing date has been set on these motions. By order dated August 17, 1996, the Case was transferred to Judge Ezra of the United States District Court of Hawaii, and assigned the new Case No. CV-S-94-1126-DAE (RJJ)-BASE FILE. The plaintiffs, Poulos/Ahern/Schreier had until February 14, 1997 to file one consolidated complaint, which was done. The defendants (including the Company) appointed a steering committee to file consolidated pleadings in response to the consolidated complaint. On February 14, 1997, the parties filed a case management order. The defendants filed a motion to dismiss on March 21, 1997. On December 19, 1997, the Court granted a motion to dismiss one of the complaints, the balance of the motions were denied. A motion to dismiss certain parts of the consolidated complaint was granted, and all other remaining motions were denied. The plaintiffs filed a second consolidated amended complaint of January 9, 1998, with essentially the same allegations as in the earlier Consolidated Case. The defendants (including the Company) filed their answer on February 11, 1998. The parties have submitted an updated case management order which has been approved, in part, by the court. On March 18, 1998, the plaintiffs filed a motion for class certification. On March 19, 1998, the Magistrate Judge granted the defendants' motion seeking to bifurcate discovery into "class" and "merits" phases, and to stay merits discovery pending a decision on plaintiffs motion for class certification. Class discovery was completed on July 17, 1998; however, plaintiffs have filed a motion to compel further discovery from the defendants. The Magistrate Judge has recommended denial of that motion, and the plaintiffs have sought review of that recommendation by the Judge. The defendants will oppose the review sought by the plaintiffs. If that motion is granted, defendants could be required to provide additional documents and information to plaintiffs. On August 7, 1998, the defendants filed their opposition to the class certification. The plaintiffs reply memorandum was filed on August 25, 1998, and the matter has been submitted for decision. The stay of merits discovery remains in effect until the court decides the motion for class certification.

  On July 15, 1997, Yolanda Manuel, the non-custodial parent of Sherrice Iverson, filed suit in the State of Nevada, in Case No. A375879, identifying herself as the child's "personal representative". During the early morning hours of May 25, 1997, Sherrice Iverson, a seven year-old female, was assaulted and killed in the women's arcade restroom at Primm Valley Resort. An eighteen year-old male, Jeremy Strohmeyer, has been convicted of her murder. The complaint alleges negligence on the part of Primadonna and seeks compensatory and punitive damages. On October 15, 1997, Primadonna moved to dismiss the complaint and asked, in the alternative, for partial summary judgment. While the motion was pending, Manuel filed for letters testamentary regarding Sherrice Iverson on November 12, 1997 in Los Angeles, receiving "Special Powers" to settle the lawsuit. On December 3, 1997, Ms. Manuel and Primadonna entered into a stipulation that would allow for the withdrawal of Primadonna's motion to dismiss in exchange for dismissal of the second claim for relief, pertaining to "Negligence Per Se", and for the substitution of the correct name of Primadonna. An answer to the Manuel complaint was filed on behalf of Primadonna on February 3, 1998, together with a Crossclaim against Jeremy Strohmeyer and a Third-Party Complaint against David Cash, a young man who allegedly witnessed all or part of the murder and sexual assault of Sherrice Iverson by Strohmeyer. On November 25, 1997, other heirs, Leroy Iverson (father) and Harold Jordan (brother), filed a lawsuit in Department I of the District Court, Clark County, Nevada. This second complaint was served on March 31, 1998, but contained numerous errors which were brought to the attention of Iverson's and Jordan's counsel. Thereafter, an Amended Complaint was filed on behalf of Iverson and Jordan on August 5, 1998. Primadonna responded by filing demands for Iverson and Jordan to post additional non-resident security bonds in the amount of $500.00 per defendant and per plaintiff. The plaintiff subsequently filed their non-resident cost bonds in the amount of $3,000.00. Primadonna filed an Answer, Counterclaims against Iverson and Jordan, and Crossclaims against Strohmeyer and Cash. The Crossclaims are currently in the process of being served upon Strohmeyer and Cash. With respect to Primadonna's Crossclaim and Third-Party Complaint against Strohmeyer and Cash in the Manuel case, Primadonna has taken a default against Strohmeyer for his failure to respond to the Crossclaim. Cash attempted to file an Answer, in pro per, to Primadonna's Third-Party Complaint. However, Cash's "Answer" was filed after Primadonna had defaulted him and, therefore, the court ruled that he must file an appropriate Motion to lift the default before he is permitted to Answer the Third-Party Complaint. To date, Cash has not filed a Motion and, therefore, he has not properly answered in the Manuel case. There have been significant discussions for Manuel and Iverson regarding mediation and possible settlement; however, no agreements have been reached between the parties. Counsel for all parties have exchanged lists of documents and possible witnesses that they believe will be used or called at trial. On December 17, 1998, the Discovery commissioner ordered both Primadonna and Manuel to produce additional documents that were the subject of a dispute between these parties. Counsel for Primadonna, Manuel and Iverson have agreed to stipulate to consolidate the two lawsuits into one action for the purpose of discovery and trial. At present, the parties are engaging in discovery. Although, an April 3, 2000 trial date has been set for this matter, it appears that the Judge will be continuing the matter due to conflicts. Further, plaintiffs have not provided sufficient discovery responses, and Primadonna's counsel intends to request a continuance of the trial date, based upon plaintiffs' lack of cooperation.

  On January 4, 1999, Primadonna was served with a lawsuit in the Eighth Judicial District Court of Clark County, Nevada entitled: Michael Shapiro v. Primadonna Resorts, Inc., MGM Grand, Inc., Gary E. Primm, Robert E. Armstrong, Michael B. Graves, Sigmund Rogich, Gary R. Sitzmann and George C. Swarts (Case No. A395831). The complaint purports to be a class action filed on behalf of holders of Primadonna common stock and alleges that the merger consideration is inadequate and did not result from an auction process. The complaint seeks unspecified damages and injunctive relief. On January 22, 1999, the case was removed to the United States District Court, Clark County, Nevada. On April 13, 1999, the matter was voluntarily dismissed. On February 22, 1999, Primadonna was served with a second lawsuit by Mr. Shapiro in the United States District Court, District of Nevada entitled: Michael Shapiro v. Primadonna Resorts, Inc., MGM Grand, Inc., Robert E. Armstrong, Madison B. Graves II, Gary E. Primm, Sigmund Rogich, H. Martin Rosa, Gary R. Sitzmann, Gregory B. Primm, Roger B. Primm, Janet Primm Rosa, and George C. Swarts (Case No. CV-S-99- 00199-JBR(RJJ)). The claim purports to be a class action filed on behalf of holders of Primadonna common stock and alleges sufficient information on which to base a vote for merger was not provided, and that the information provided was false and misleading. The complaint seeks unspecified damages and injunctive relief. On March 12, 1999, defendants filed joint motions to dismiss the complaint. On January 5, 2000, the Court entered an order granting defendants' motions to dismiss the amended complaint with prejudice. On January 7, 2000, the Court entered judgment in favor of the defendants.

  On January 27, 1999, Primadonna was served with a lawsuit in the Eighth Judicial District Court of Clark County, Nevada entitled: Sharei Yeshua, Inc.
v. Primadonna Resorts, Inc., MGM Grand, Inc., Gary E. Primm, Robert E. Armstrong, Michael B. Graves, Sigmund Rogich, Gary R. Sitzmann and George C. Swarts (Case No. CV-S-0249 HDM (LRL). The complaint purports to be a class action filed on behalf of holders of Primadonna common stock and alleges that the merger consideration is inadequate and did not result from an auction process. The complaint seeks unspecified damages and injunctive relief. On or about March 15, 1999, defendants filed their respective motions to dismiss the complaint. On August 19, 1999, the Court granted defendants' motions to dismiss the complaint. On or about September 8, 1999, plaintiff filed an amended complaint. On November 1, 1999, defendants filed joint motions to dismiss the amended complaint, which motions have been fully briefed and are submitted to the Court, which has not ruled as yet.

Item 4. Submission of Matters to a Vote of Security Holders

  None

Executive Officers of the Registrant

  John T. Redmond (age 41) has served as Co-Chief Executive Officer of the Company since December 1999. He served as President and Chief Operating Officer of Primadonna from March 1999 to December 1999, Senior Vice President of MGM Grand Development, Inc. from August 1996 to September 1998, Director of MGM Grand Detroit, LLC. since July 1997, Vice-Chairman from April 1998 to February 2000 and Chairman since February 2000. Prior thereto, he was Senior Vice President and Chief Financial Officer of Caesars Palace and Desert Inn, having served in various senior operational and development positions with Caesars World, Inc.

  Daniel M. Wade (age 47) has served as Co-Chief Executive Officer of the Company since December 1999 and as a member of the Executive Committee of the Company since May 1999. He served as Chief Operating Officer of the Company from April 1999 to December 1999, and Executive Vice President of the Company from October 1998 to April 1999. Prior thereto, he served as President and Chief Operating Officer of MGM Grand Hotel, Inc., having served in various other senior capacities with MGM Grand Hotel, Inc. since January 1990.

  James J. Murren (age 38) has served as President of the Company since December 1999 and as Chief Financial Officer of the Company since January 1998. He served as Executive Vice President of the Company from January 1998 to December 1999. Prior thereto, he served as Managing Director and Co-Director of research for Deutsche Morgan Grenfell ("DMG"), having served DMG in various other capacities since 1984.

  Scott Langsner (age 46) has served as Senior Vice President of the Company since December 1999 and as Secretary/Treasurer since July 1987.

  Kyle Edwards (age 54) has served as Vice President of the Company since December 1999. Prior thereto, he served as Deputy Chief of the Patrol Division and Investigative Services Division for the Las Vegas Metropolitan Police Department ("LVMPD"), having served in various other senior capacities with the LVMPD since 1973.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is listed on the New York Stock Exchange. For price information with respect to such Common Stock, see page 55 of the Company's 1999 Annual Report to Stockholders, which information is incorporated herein by this reference.

     As of March 9, 2000, there were approximately 4,422 record holders of the Company's Common Stock.

     At December 31, 1999, the Company had not paid any dividends on the Common Stock. On December 13, 1999, the Board of Directors approved a two-for-one split of the Company's common stock and declared an initial quarterly cash dividend of $0.10 per share, after giving effect to the stock split. The additional shares were distributed on February 25, 2000 to stockholders of record as of February 10, 2000. The cash dividend was paid on March 1, 2000 to stockholders of record on February 10, 2000. See the Company's 1999 Annual Report to Stockholders which is incorporated herein by reference.

Item 6. Selected Financial Data

     The information set forth on page 1 of the Company's 1999 Annual Report to Stockholders is incorporated herein by this reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information set forth on pages 25 to 32 of the Company's 1999 Annual Report to Stockholders is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Certain amounts borrowed under the Company's credit facilities are at variable interest rates and are thus subject to market risk resulting from interest rate fluctuations. However, the Company does not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure.

Item 8. Financial Statements and Supplementary Data

     The consolidated balance sheets as of December 31, 1999 and 1998 and the consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999 together with the Report of Independent Public Accountants which includes an explanatory paragraph that describes the accounting change discussed in Note 2 to the financial statements contained on pages 33 to 53 of the Company's 1999 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Disagreements on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The following table sets forth the name, age and position of each of our executive officers and directors as of March 9, 2000. Each director will hold office until the next annual meeting of stockholders or until his or her successor has been elected and qualified. Executive officers are elected by the Board of Directors and serve at the discretion of the Board of Directors.

            Name         Age                     Positions
            ----         ---                     ---------
      J. Terrence Lanni  57  Chairman of the Board
      John T. Redmond    41  Co-Chief Executive Officer and Director
      Daniel M. Wade     47  Co-Chief Executive Officer and Director
      James J. Murren    38  President and Chief Financial Officer and Director
      James D. Aljian    67  Director
      Fred Benninger     83  Director
      Terry N.           59  Director
       Christensen
      Glenn A. Cramer    78  Director
      Willie D. Davis    65  Director
      Kyle Edwards       54  Vice President
      Alexander M.       75  Director
       Haig, Jr.
      Kirk Kerkorian     82  Director
      Scott Langsner     46  Senior Vice President and Secretary/Treasurer
      Walter M. Sharp    83  Director
      Alex Yemenidjian   44  Director
      Jerome B. York     61  Director

  The recent business experience of our executive officers is set forth in
Part I of this Form 10-K and is incorporated herein by this reference. The recent business experience of our directors who are not executive officers is set forth below.

  J. Terrence Lanni has served as Chairman of the Company since July 1995 and as Chairman of the Executive Committee since June 1995. He served as Chief Executive Officer of the Company from June 1995 to December 1999 and as President of the Company from June 1995 to July 1995. Prior thereto, he was President and Chief Operating Officer of Caesars World, Inc. from April 1981 to February 1995 and a Director from January 1982 to February 1991.

  James D. Aljian has been a Director of the Company since 1988. He has been an executive of Tracinda since October 1987. Mr. Aljian served as a Director of Chrysler Corporation from February 1996 to November 1998 and has served as a member of the Shareholder's Committee of DaimlerChrysler Corporation since November 1998. He also is a Director of Metro-Goldwyn-Mayer Inc. ("MGM Inc."), of which Tracinda has an approximate 89.0% ownership interest.

  Fred Benninger has been a Director of the Company since 1986. He served as Vice Chairman of the Board of the Company from April 1995 to March 1998, as Chairman of the Board from August 1987 to April 1995, as President from August 1987 to March 1990 and as Chief Executive Officer from August 1987 to
January 1991.

  Terry N. Christensen has been a Director of the Company since 1987. He has been a partner in Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP, a law firm in Los Angeles, California, since May 1988. He is also a Director of GIANT GROUP, LTD and Checkers Drive-In Restaurants, Inc.

  Glenn A. Cramer has been a Director of the Company since 1992. He served as a Director of Transamerica Corporation from 1968 to April 1994 and as Chairman of the Executive Committee of Transamerica Airlines from 1983 to April 1994.

  Willie D. Davis has been a Director of the Company since 1989. Mr. Davis is President and Director of All-Pro Broadcasting, Inc., an AM and FM radio broadcasting company. Mr. Davis has served on the Board of Directors of MGM Inc. since 1998 and is Director of Sara Lee Corporation, K-Mart Corporation, Johnson Controls, Inc., Alliance Bank, WICOR, Dow Chemical Company, Checkers Drive-In Restaurants, Inc., Strong Fund and Bassett Furniture Industries, Incorporated.

  Alexander M. Haig, Jr. has been a Director of and a consultant to the Company since 1990. He has served as a Director of and a consultant to MGM Inc. since November 1998. Mr. Haig is Chairman of Worldwide Associates Inc., an international business advisory firm. In addition, he serves on the Boards of Directors of America Online, Inc., Interneuron Pharmaceuticals, Inc., Preferred Employers Holdings, Inc. and U. S. Technologies, Inc.

  Kirk Kerkorian has been a Director of the Company since 1987. Mr. Kerkorian has served as Chief Executive Officer, President and sole director and shareholder of Tracinda for more than the past five years. In addition, Mr. Kerkorian serves on the Board of Directors of MGM Inc.

  Walter M. Sharp has been a Director of the Company since 1986. He is President of Water M. Sharp Company, financial consultants, and was a consultant to Tracinda through April 1997.

  Alex Yemenidjian has served as a Director of the Company since 1989. He has served as Chairman of the Board and Chief Executive Officer of MGM Inc. since April 1999 and a Director of MGM Inc. since November 1997. He served as President of the Company from July 1995 to December 1999, Chief Operating Officer of the Company from June 1995 to April 1999, Executive Vice President of the Company from June 1992 to July 1995 and Chief Financial Officer of the Company from May 1994 to January 1998. He served as Chairman of the Executive Committee of the Company from January 1991 to June 1992 and as President and Chief Operating Officer of the Company from March 1990 to January 1991. He also served as an executive of Tracinda from January 1990 to January 1997 and from February 1999 to April 1999.

  Jerome B. York has been a Director of the Company since 1995. Mr. York is Chairman, President and Chief Executive Officer of MicroWarehouse, Inc., a reseller of computer hardware, software and peripheral products. Mr. York previously served as the Vice Chairman of Tracinda from September 1995 to October 1999. Prior to joining Tracinda, Mr. York served as Senior Vice President and Chief Financial Officer of IBM Corporation from May 1993 to September 1995 and as a director of IBM Corporation from January 1995 to September 1995. Prior thereto, Mr. York served as Executive Vice President-- Finance and Chief Financial Officer of Chrysler Corporation from May 1990 to May 1993 and as a director of Chrysler Corporation from April 1992 to May 1993. In addition, Mr. York serves on the Board of Directors of MGM Inc., Apple Computer, Inc. and Waste Management, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Exchange Act requires the Company's executive officers and directors to file reports of ownership of the Common Stock with the Securities and Exchange Commission. Executive officers and directors are required to furnish the Company with copies of all Section 16(a) forms that they file. Based upon a review of these filings and representations from the Company's directors and executive officers that no other reports were required, the Company notes that all reports were filed on a timely basis.

Item 11. Executive Compensation

Executive Compensation

  The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1999, 1998, and 1997, of those persons who were, at December 31, 1999, (i) the Chief Executive Officer, and (ii) the other most highly compensated Executive Officers of the Company who have received in excess of $100,000 (collectively, the "Named Executives").

                          Summary Compensation Table

                                                              Long-Term
                                                             Compensation
                                                             ------------
                                                                Awards
                                                             ------------
                           Annual Compensation                 Shares
Name and Principal     ---------------------------    Other   Underlying       All Other
Position               Year   Salary       Bonus      Annual  Option(A)     Compensation(B)
------------------     ---- ----------    --------    ------ ------------   ---------------
Daniel M. Wade         1999 $  533,333(I) $621,415(C) $ --    $  943,000(I)     $   --
 Co-Chief Executive    1998    500,000     300,000(G)   --           -- (J)         --
 Officer               1997    450,000     253,125(G)   --        50,000            --

John Redmond           1999    401,025(I)  880,000(H)   --     1,015,838(I)      13,000
 Co-Chief Executive    1998    347,500     300,000(H)   --       120,000(J)         --
 Officer               1997    270,000     135,000(H)   --        30,000            --

James J. Murren        1999    400,000(I)  377,132(C)   --       250,000(I)         --
 President and Chief   1998    359,375(F)  230,000(D)   --       950,000(J)      62,771
 Financial Officer     1997        --          --       --           --             --

Scott Langsner         1999    200,000     123,139(C)   --           --             --
 Senior Vice President 1998    200,000     100,000(D)   --           -- (J)         --
 & Secretary/Treasurer 1997    200,000     118,037(E)   --        14,000            591

J. Terrence Lanni      1999    996,154(K)  940,248(C)   --           --             --
 Chairman (K)          1998  1,000,000     500,000(D)   --           --             --
                       1997  1,000,000     983,642(E)   --           --             591

Alex Yemenidjian       1999    382,564(K)  705,186(C)   --           --             --
 Director (K)          1998    750,000     472,500(D)   --           --             --
                       1997    750,000     826,482(E)   --           --             --

--------
(A) During the years indicated, the only long-term compensation was pursuant to the Company Nonqualified Stock Option Plan. No grants have been made under the Company Incentive Stock Option Plan. The quantity of shares listed reflects the effect of the Company's February 10, 2000 two-for-one stock split.

(B) The amount of $13,000 in benefit of Mr. Redmond represented an auto allowance with regard to his responsibilities at Primadonna Resorts. The amount of $62,771 in benefit of Mr. Murren in 1998 represented moving benefits provided and reimbursement of moving costs incurred related to his relocation to Las Vegas, Nevada. The amounts of $591 in this column for 1997 represent value received pursuant to the May 1997 employee stock grant program.

(C) In February 2000, certain of the Named Executives received bonuses pursuant to the Company's Annual Performance Based Incentive Plan for executive officers (see "Compensation Committee Report on Executive Compensation") as follows: Mr. Wade--$471,415; Mr. Murren--$377,132; Mr. Langsner--$113,139; Mr. Lanni--$940,248; and Mr. Yemenidjian--$705,186.
    Additionally in July 1999, Messrs. Wade and Langsner received $150,000 and $10,000, respectively, for services rendered in the opening of MGM Grand Detroit Casino.

(D) The Named Executives did not qualify for 1998 bonuses pursuant to the Company's Annual Performance Based Incentive Plan for executive officers. However, based upon the attainment of certain other Company goals, the Named Executives received bonuses in February 1999 as follows: Mr. Murren--$200,000; Mr. Langsner--$75,000; Mr. Lanni--$500,000; and Mr.
    Yemenidjian--$375,000. Additionally, in March 1998, Mr. Murren received $30,000 pursuant to commencement of an employment contract (see "Certain Transactions"); in February 1999, Mr. Langsner received $25,000 pursuant to commencement of an employment contract (see "Certain Transactions"); and in February 1999, Mr. Yemenidjian received $97,500 pursuant to a long-term incentive agreement as detailed herein (see "Certain Transactions").

(E) In February 1998, certain of the Named Executives received bonuses pursuant to the Company's Annual Performance Based Incentive Plan for executive officers as follows: Mr. Langsner--$118,037; Mr. Lanni-- $983,642; and Mr. Yemenidjian--$737,732. Additionally, Mr. Yemenidjian received $40,000 in April 1997 pursuant to commencement of an employment contract, and Mr. Yemenidjian received $48,750 in February 1998 pursuant to a long-term incentive agreement.

(F) Pursuant to the terms of his employment agreement, Mr. Murren's annual salary was $375,000; the amount shown covers a period of less than one year.

(G) Mr. Wade served as President and Chief Operating Officer of MGM Grand Hotel, Inc., the Company's wholly owned subsidiary, through October 1998, and received bonuses based on the financial performance of MGM Grand Hotel, Inc., as well as his individual performance. As a Named Executive commencing in October 1998, he did not qualify for a bonus pursuant to the Company's Annual Performance Based Incentive Plan, however, he did receive a bonus of $50,000 based upon a partial year of employment with the Company and the attainment of certain other Company goals.

(H) Mr. Redmond served as President and Chief Operating Officer of Primadonna Resorts, the Company's wholly owned subsidiary from March 1999 through December 1999, and received a bonus in February 2000 based on the 1999 financial performance of Primadonna Resorts, as well as his individual performance. As a Named Executive commencing in December 1999, he did not qualify for a bonus pursuant to the Company's Annual Performance Based Incentive Plan (see "Compensation Committee Report on Executive Compensation"), however, he did receive a bonus of $300,000 in July 1999 and $100,000 in February 2000 based upon the successful July 1999 opening of the MGM Grand Detroit Casino, and the attainment of certain other Company goals. Mr. Redmond served as Senior Vice President of MGM Grand Development from August 1996 to September 1998, and received a 1998 bonus of $300,000 in February 1999, and a 1997 bonus of $135,000 in February 1998, based on successful construction projects during 1998 and 1997.

(I) Messrs. Wade, Redmond and Murren were elected to the offices as set forth on December 30, 1999, and accordingly, their respective annual salaries were increased to $600,000 (see "Compensation Committee Report on Executive Compensation"). Additionally, on December 13, 1999, stock options were granted in various amounts which provided each individual an aggregate of 1,200,000 outstanding stock options (adjusted to reflect the Company's February 10, 2000 two-for-one stock split) (see "Option Grants in Last Fiscal Year"). Included in Mr. Wade's aggregate option grant of 943,000 shares was a grant of 100,000 shares in May 1999. Included in Mr. Redmond's aggregate option grant of 1,015,838 shares was a grant of 100,000 shares in March 1999.

(J) Mr. Murren's options were granted in January 1998 and repriced in June 1998. Mr. Wade's and Mr. Langsner's options for 100,000 shares and 29,000 shares respectively, which were originally granted in 1996 and 1997, were repriced in June 1998. Mr. Redmond's options were granted in April 1998 and repriced in June 1998, additionally, Mr. Redmond's options granted in July 1997 and August 1996 for 30,000 shares and 50,000 shares, respectively, were repriced in June 1998.

(K) Mr. Lanni resigned as Chief Executive Officer of the Company effective December 30, 1999, and accordingly, the salary shown covers a period of less than one year. Mr. Yemenidjian resigned as Chief Operating Officer of the Company in April 1999, and as President of the Company effective December 30, 1999, and accordingly, the salary shown covers a period of less than one year.

Option Grants in Last Fiscal Year

  The table below sets forth certain information regarding options granted during 1999 to the Named Executives.

                                  Percent of   Exercise
                                 Total Options  Price
                         Options  Granted to     Per
                         Granted Employees in   Share   Expiration
Name                     (A)(C)   Fiscal Year    (C)       Date        5%          10%
----                     ------- ------------- -------- ---------- ----------- -----------
Daniel M. Wade.......... 843,000     19.8%     $23.875   12/13/09  $12,657,526 $32,076,657
                         100,000      2.4%     $24.000     5/3/09  $ 1,509,347 $ 3,824,982
John T. Redmond......... 915,838     21.5%     $23.875   12/13/09  $13,751,179 $34,848,187
                         100,000      2.4%     $18.875     3/1/09  $ 1,187,039 $ 3,008,189
James J. Murren......... 250,000      5.9%     $23.875   12/13/09  $ 3,753,715 $ 9,512,650

--------
(A) The options have a ten-year term, with 20% of the options becoming exercisable on each of the first through the fifth anniversary dates of the grant.

(B) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common stock and overall stock market conditions.

(C) The quantity of shares and the price listed reflects the effect of the Company's February 10, 2000 two-for-one stock split.

Aggregated Option Exercises in Fiscal 1999 and Fiscal Year end Option Values

  The following table sets forth option exercises and year end value tables for the Named Executives.

                                                     Number of Shares
                                                  Underlying Unexercised      Value of Unexercised
                                                        Options at          In-the-Money Options at
                           Shares                  December 31, 1999(B)       December 31, 1999(A)
                         Acquired on    Value    ------------------------- --------------------------
          Name           Exercise(#)  Realized   Exercisable Unexercisable Exercisable  Unexercisable
          ----           ----------- ----------- ----------- ------------- ------------ -------------
Daniel M. Wade..........   143,000   $ 1,637,875     69,000    1,131,000   $    874,531  $3,530,094
John T. Redmond.........    15,838       185,107     24,162    1,175,838        286,169   3,696,542
James J. Murren.........       --            --     190,000    1,010,000      2,250,313   9,321,563
Scott Langsner..........    70,000     1,117,394     23,800       35,200        296,506     426,650
J. Terrence Lanni.......   961,892    11,225,855  1,038,108          --      12,619,500         --
Alex Yemenidjian........   435,540     7,132,730    664,460          --       8,077,342         --

--------
(A) Based upon the market value of the underlying securities at December 31, 1999 of $25.1563 after giving effect to the Company's two-for-one stock split, minus the exercise price of "in-the-money" options.

(B) The quantity of shares listed reflects the Company's February 10, 2000 two-for-one stock split.

Benefit Plans

  The Company's Annual Performance Based Incentive Plan for Executive Officers (the "Incentive Plan"), which was approved by the Company's stockholders in May 1997, is an annual bonus plan designed to provide certain senior executive officers with incentive compensation based upon the achievement of performance goals which are set by the Compensation Committee during the first quarter of each year. The Incentive Plan provides for performance-based bonuses for executives who are "covered employees" under Section 162(m) of the Internal Revenue Code, enacted in 1993. Section 162(m) generally disallows a tax deduction to public companies for compensation over $1 million paid to any such company's chief executive officer and four other most highly compensated executives. Qualifying performance-based compensation will not be subject to the deduction limitation if certain requirements are met. The Compensation Committee's current policy is to structure the performance-based portion of the compensation of its executive officers (currently consisting of stock option grants and the bonuses granted pursuant to the Incentive Plan) in a manner that complies with Section 162(m) of the Internal Revenue Code whenever, in the judgment of the Compensation Committee, to do so would be consistent with the objectives of the compensation plan under which the compensation would be payable.

  MGM Grand Hotel, Inc., a wholly-owned subsidiary of the Company, separately adopted a Section 401(k) employee savings plan (the "MGM Hotel Savings Plan"). The MGM Hotel Savings Plan allows participants to defer, on a pretax basis, a portion of their salary and accumulate tax deferred earnings as a retirement fund. All deferred amounts vest immediately and are invested in either an equity, balanced income, money market, short-term bond, or foreign equity fund as directed by the participant. MGM Grand Hotel, Inc. will make matching contributions of 50% up to an annual limit of 2% of a participant's salary (based upon a maximum annual salary of $160,000) and annual bonus contributions up to a maximum of $500 based on years of participant employment. The full amount vested in a participant's account will be distributed following termination of employment, normal retirement or in the event of disability or death. A participant may also make a request for withdrawal of the vested account balance under the MGM Hotel Savings Plan based on financial hardship. A participant is entitled to borrow up to 50% of the vested portion of his account, but no more than $50,000. The Company's employees are also eligible to participate under the MGM Hotel Savings Plan.

  New York-New York Hotel & Casino, LLC., a wholly-owned subsidiary of the Company, effective with the March 1, 1999 acquisition of Primadonna Resorts, Inc., separately adopted a Section 401(k) employee savings plan (the "New York-New York Savings Plan"). The New York-New York Savings Plan allows participants to defer, on a pretax basis, a portion of their salary and accumulate tax deferred earnings as a retirement fund. All deferred amounts vest immediately and are invested in either an equity, balanced income, money market or short-term bond fund, as directed by the participant. New York-New York Hotel & Casino, LLC. will make matching contributions of 50% up to an annual limit of 6% of a participant's salary (based upon a maximum annual salary of $160,000). The full amount vested in a participant's account will be distributed following termination of employment, normal retirement or in the event of disability or death. A participant may also make a request for withdrawal of the vested account balance under the New York-New York Savings Plan based on financial hardship. A participant is entitled to borrow up to 50% of the vested portion of his account, but no more than $50,000.

  Effective with the March 1, 1999 acquisition of Primadonna Resorts, Inc. by the Company, a Section 401(k) employee savings plan (the "Primadonna Savings Plan") for Primadonna employees was acquired. The Primadonna Savings Plan allows participants to defer, on a pretax basis, a portion of their salary and accumulate tax deferred earnings as a retirement fund. All deferred amounts vest immediately and are invested in either an equity, balanced income, money market, short-term bond or international equity fund, or in a guaranteed investment contract as directed by the participant. Primadonna makes matching contributions of 50% up to an annual limit of 2.5% of a participant's salary and bonus (based upon a maximum annual salary and bonus of $160,000). The full amount vested in a participant's account will be distributed following termination of employment, normal retirement or in the event of disability or death. A participant may also make a request for withdrawal of the vested account balance under the Primadonna Savings Plan based on financial hardship. A participant is entitled to borrow up to 50% of the vested portion of his account, but no more than $50,000.

  As a result of the July 1999 opening of the MGM Grand Detroit Casino, MGM Grand Detroit, LLC (a partnership between MGM Grand Detroit, Inc. and the Company's local partners in Detroit, Michigan) joined the MGM Hotel Savings Plan with certain adjusted parameters (the "MGM Detroit Savings Plan"). The MGM Detroit Savings Plan allows participants to defer, on a pretax basis, a portion of their salary and accumulate tax deferred earnings as a retirement fund. All deferred amounts vest immediately and are invested in either an equity, balanced income, money market, short-term bond, or foreign equity fund as directed by the participant. MGM Grand Detroit, LLC will make matching contributions of 50% up to an annual limit of 6% of a participant's salary (based upon a maximum annual salary of $160,000). The full amount vested in a participant's account will be distributed following termination of employment, normal retirement or in the event of disability or death. A participant may also make a request for withdrawal of the vested account balance under the MGM Detroit Savings Plan based on financial hardship. A participant is entitled to borrow up to 50% of the vested portion of his account, but no more than $50,000.

  The Company and MGM Grand Hotel, Inc. maintain an Employee Stock Purchase Plan. The plan provides eligible employees the opportunity to purchase shares of the Company's Common Stock via payroll deductions. The price for each share of Common Stock is the weighted average price paid for all shares purchased by the

Plan Administrator on behalf of the participating employees on the last trading day of each month. The Company and MGM Grand Hotel, Inc. pay the administrative costs of the plan. The plan may be amended or terminated at any time by the Company's Board of Directors or by a committee designated by the Board of Directors.

  Effective with the September 1995 acquisition of the Diamond Beach Hotel and Casino ("MGM Grand Australia") by MGM Grand Australia Pty., Ltd., an Australian employee retirement fund was acquired. The plan is subject to the Superannuation Industry (Supervision) Act of 1993 imposing a legal obligation on MGM Grand Australia to contribute to all employee superannuation funds.
MGM Grand Australia maintains two categories for the plan, depending on employment status: category (A) for executive employees and category (B) for staff. Death and Disablement benefits are provided for all members, however, category (A) members receive increased coverages under both benefits. The Company contributes 7% of salary to satisfy the Superannuation Guarantee Legislation, and allows participants to defer, on a pretax basis, a portion of their salary (minimum 3%) and accumulate tax deferred earnings as a retirement fund. The full amount vested in members' retirement accounts is payable to the member following termination of employment, under certain circumstances or normal retirement.

  The Company and MGM Grand Hotel, Inc. maintain a Nonqualified Deferred Retirement Plan for Certain Key Employees not a part of a collective bargaining unit. The Nonqualified Deferred Retirement Plan allows participants to defer, on a pretax basis, a portion of their salary and bonus and accumulate tax deferred earnings, plus interest, as a retirement fund. These deferrals are in addition to those allowed under the MGM Hotel Savings Plan. All deferred amounts vest immediately. There are no employer matching contributions made under this plan. At the time of enrollment in the plan, each participant must elect either a lump-sum payment or 10-year installment-payout to be distributed following termination of employment, normal retirement or in the event of disability or death.

  The Company also maintains stock option plans. The Company's Board of Directors may adopt other benefit plans, including an employee retirement plan. In addition, the Company's Board of Directors may adopt a profit-sharing plan which will provide for a percentage of the Company's annual pretax operating profits to be available for distribution on a discretionary basis. The terms and benefit levels of any such plans have not yet been determined.

Employment Agreements

  For a description of agreements with certain of the Named Executives, see "Item 13. Certain Relationships and Related Transactions" which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Shown below is certain information as of March 9, 2000 with respect to beneficial ownership as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") of shares of Common Stock by the only person or entities known to the Company to be beneficial owner of more than five percent of the outstanding shares of Common Stock, by the Named Executives, as defined under Item 11. Executive Compensation, by each Director of the Company and by all directors and executive officers of the Company as a group who held office as of the date of this Proxy Statement.

                                            Amount            Percent
                                         Beneficially           of
   Name and Address(1)                     Owned(2)            Class
   -------------------                   ------------         -------
   Kirk Kerkorian                         72,010,244(3)       64.40%
   150 S. Rodeo Drive, Ste. 250
   Beverly Hills, CA 90212

   J. Terrence Lanni                         674,422(4)            *

   John T. Redmond                            46,162(4)            *

   Daniel M. Wade                            131,600(4)            *

   James J. Murren                           198,000(4)            *

   James D. Aljian                            28,000(5)            *

   Fred Benninger                             21,200(5)            *

   Terry N. Christensen                       11,200(5)            *

   Glenn A. Cramer                            17,266(5)            *

   Willie D. Davis                             8,200(5)            *

   Alexander M. Haig, Jr.                      7,600(5)            *

   Scott Langsner                             27,816(4)            *

   Walter M. Sharp                            66,164(5)            *

   Alex Yemenidjian                          712,784(4)            *

   Jerome B. York                             17,200(5)            *

   All directors and executive officers
    as a group (17 persons)               73,977,858(3)(4)(5) 65.14%

--------
*  Less than one percent (1%)

(1) Unless otherwise indicated, the address for the persons listed is 3799 Las Vegas Blvd. South, Las Vegas, Nevada 89109.

(2) The quantity of shares listed reflects the effect of the Company's February 10, 2000 two-for-one stock split. Except as otherwise indicated and subject to applicable community property and similar laws, the persons listed as beneficial owners of the shares have sole voting and investment power with respect to such shares.

(3)  Of these shares, 68,221,432 are held by Tracinda Corporation
     ("Tracinda"), a Nevada corporation wholly owned by Mr. Kerkorian.

(4) Included in these amounts are 664,460 shares, 638,108 shares, 44,162 shares, 129,000 shares, 190,000 shares and 23,800 shares subject to stock options exercisable on or prior to May 9, 2000 held by Messrs. Yemenidjian, Lanni, Redmond, Wade, Murren, and Langsner, respectively.

(5) Also included are shares subject to stock options held by non-employee directors which are exercisable on or prior to May 9, 2000, as follows:
     Messrs. Aljian, Christensen, Davis, Haig, Sharp and York each hold 7,200 shares, Mr. Cramer holds 3,200 shares, and Mr. Benninger holds 1,200 shares.

Item 13. Certain Relationships and Related Transactions

  John T. Redmond, Co-Chief Executive Officer of the Company, is not employed pursuant to an employment agreement. Mr. Redmond was granted options to purchase Company Common Stock (adjusted to reflect the Company's February 2000 two-for-one stock split) as follows: 50,000 shares of Common Stock on August 5, 1996 (which were repriced on June 22, 1998 and which vest 20% annually from the date of the repricing) of which 9,838 shares have been exercised; 30,000 shares of Common Stock on July 7, 1997 (which were repriced on June 22, 1998 and which vest 20% annually from the date of the repricing) of which 6,000 shares have been exercised; 120,000 shares of Common Stock on April 6, 1998 (which were repriced on June 22, 1998 and which vest 20% annually from the date of the repricing); 100,000 shares of Common Stock on March 1, 1999 and 915,838 shares of Common Stock on December 13, 1999 (which vest 20% annually commencing with the first anniversary date of each grant).

  Daniel M. Wade, Co-Chief Executive Officer of the Company, has a 5-year employment agreement with the Company which commenced April 22, 1997, under which he received a signing bonus of $40,000, and received an annual salary of $500,000, which was increased to $550,000 effective May 1, 1999, and increased to $600,000 effective December 30, 1999, and which contains a covenant not to compete. The agreement is terminable by either party. Under the agreement, the Company may terminate the agreement for good cause (as defined). In such event, Mr. Wade shall be entitled to exercise those of his stock options granted under the Company's Nonqualified Stock Option Plan as had been vested but were unexercised as of the date of termination. Also, pursuant to the agreement, if the Company terminates the agreement for other than good cause (as defined), Mr. Wade's salary will continue for the term of the agreement, he will continue to receive certain employee benefits, and all unvested stock options held will continue to vest for a period of 12 months. If Mr. Wade seeks to terminate the agreement for good cause, he must give the Company 30 days notice to cure the breach. If such breach is not cured (and the Company does not invoke its right to arbitration), or if Mr. Wade terminates without cause upon 30 days notice, then termination will result and Mr. Wade shall be entitled to exercise those of his stock options granted under the Company's Nonqualified Stock Option Plan as had been vested but were unexercised as of the date of termination. Mr. Wade was granted options to purchase Company Common Stock (adjusted to reflect the Company's February 2000 two-for-one stock split) as follows: 100,000 shares of Common Stock on September 4, 1990 which have been exercised; 30,000 shares of Common Stock on January 4, 1993 which have been exercised; 70,000 shares of Common Stock on June 6, 1994 (which vest 20% in each of the third, fourth and fifth years, and 40% in the sixth year from the date of the grant) of which 28,000 shares have been exercised; 50,000 shares of Common Stock on April 3, 1995 (which vest 20% annually commencing April 1, 1997) of which 30,000 shares have been exercised; 150,000 shares of Common Stock on November 6, 1995 (which vest 20% annually commencing April 1, 1997) of which 55,000 shares have been exercised; 50,000 shares of Common Stock on July 8, 1996 (which were repriced on June 22, 1998 and which vest 20% annually from the date of the repricing); 50,000 shares of Common Stock on July 7, 1997 (which were repriced on June 22, 1998 and which vest 20% annually from the date of the repricing); 100,000 shares of Common Stock on May 3, 1999 (which vest 20% annually commencing May 3, 2000); and 843,000 shares of Common Stock on December 13, 1999 (which vest 20% annually commencing December 13, 2000). If there is a Change in Control (as defined) of the Company, all unvested stock options become fully vested. If the Change in Control results from an exchange of outstanding Common Stock as a result of which the Common Stock of the Company is no longer publicly held, then options held by Mr. Wade to purchase Common Stock of the Company shall be exercisable at the time or times they would otherwise have been exercisable for the consideration (cash, stock or otherwise) which the holders of the Company's Common Stock received in such exchange.

  James J. Murren, President and Chief Financial Officer of the Company, has a 5-year employment agreement with the Company which commenced January 16, 1998, pursuant to which he received a signing bonus of $30,000 and received an annual salary of $375,000, which was increased to $400,000 effective
January 1, 1999, and increased to $600,000 effective December 30, 1999, and which contains a covenant not to compete. The agreement is terminable by either party. Pursuant to the agreement, the Company may terminate the agreement for good cause (as defined). In such event, Mr. Murren shall be entitled to exercise those of his stock options granted under the Company's Nonqualified Stock Option Plan as had been vested but were unexercised as of the date of termination. Also, pursuant to the agreement, if the Company terminates the agreement without good cause (as defined), Mr. Murren's salary will continue for the term of the agreement, he will continue to receive certain employee benefits and all unvested stock options held will continue to vest for a period of 12 months. If Mr. Murren seeks to terminate the agreement for good cause, he must give the Company 30 days notice, then termination will result and Mr. Murren shall be entitled to exercise those of his stock options granted under the Company's Nonqualified Stock Option Plan as had been vested but were unexercised as of the date of termination. Mr. Murren was granted options to purchase Company Common Stock (adjusted to reflect the Company's February 2000 two-for-one stock split) as follows: 950,000 shares of Common Stock on January 16, 1998 (which were repriced on June 22, 1998 and which vest 20% annually from the date of the repricing); and 250,000 shares of Common Stock on December 13, 1999 (which vest 20% annually commencing December 13, 2000). If there is a Change in Control of the Company (as defined), all unvested stock options become fully vested. If the Change in control results from an exchange of outstanding Common Stock as a result of which the Common Stock of the Company is no longer publicly held, then options held by Mr. Murren to purchase Common Stock of the Company shall be exercisable at the time or times they would otherwise have been exercisable for the consideration (cash, stock or otherwise) which the holders of the Company's Common Stock received in such exchange.

  Scott Langsner, Senior Vice President and Secretary/Treasurer of the Company, has a 4-year employment agreement with the Company which commenced December 9, 1998, pursuant to which he received a signing bonus of $25,000 and received an annual salary of $200,000, which was increased to $230,000 effective January 1, 2000, and which contains a covenant not to compete. The agreement is terminable by either party. Pursuant to the agreement, the Company may terminate the agreement for good cause (as defined). In such event, Mr. Langsner shall be entitled to exercise those of his stock options granted under the Company's Nonqualified Stock Option Plan as had been vested but were unexercised as of the date of termination. Also, pursuant to the agreement, if the Company terminates the agreement without good cause (as defined), Mr. Langsner's salary will continue for the term of the agreement, he will continue to receive certain employee benefits and all unvested stock options held will continue to vest for a period of 12 months. If Mr. Langsner seeks to terminate the agreement for good cause, he must give the Company 30 days notice to cure the breach. If such breach is not cured (and the Company does not invoke its right to arbitration), or if Mr. Langsner terminates without cause upon 30 days notice, then termination will result and Mr. Langsner shall be entitled to exercise those of his stock options granted under the Company's Nonqualified Stock Option Plan as had been vested but were unexercised as of the date of termination. Mr. Langsner was granted options to purchase Company Common Stock (adjusted to reflect the Company's February 2000 two-for-one stock split) as follows: 50,000 shares of common stock on September 4, 1990 and 20,000 shares on November 9, 1992 (all of which were exercised during 1999); 30,000 shares on June 6, 1994 (which vest 20% in each of the third, fourth and fifth years, and 40% in the sixth year from the date of the grant); 15,000 shares on July 8, 1996 and 14,000 shares on July 7, 1997 (which were repriced on June 22, 1998 and which vest 20% annually from the date of the repricing). If there is a Change in Control (as defined) of the Company, all unvested stock options become fully vested. If the Change in Control results from an exchange of outstanding Common Stock as a result of which the Common Stock of the Company is no longer publicly held, then options held by Mr. Langsner to purchase Common Stock of the Company shall be exercisable at the time or times they would otherwise have been exercisable for the consideration (cash, stock or otherwise) which the holders of the Company's Common Stock received in such exchange.

  Christensen, Miller, Fink, Jacobs, Glaser, Weil, & Shapiro, LLP, a law firm of which Terry Christensen, a member of the Board of Directors of the Company, is a partner (see "Election of Directors"), has performed extensive legal services for the Company. Such services rendered relate to litigation, sales of securities, financing transactions, acquisitions and dispositions of certain assets and operations, tax matters and other business transactions, contracts and agreements.

  During 1997, 1998, and 1999, Alexander M. Haig, Jr., a member of the Board of Directors of the Company, rendered consulting services to the Company, for which he received fees at the rate of $50,000 per annum.

  In 1997, the Compensation Committee adopted a stock option grant program pursuant to the Nonqualified Stock Option Plan, which was subsequently approved by stockholders, whereby members of the Company's Board of Directors who are not full-time employees of the Company would receive an initial grant (adjusted to reflect the Company's February 10, 2000 two-for-one stock split) of 10,000 stock options, and subsequent yearly grants of 2,000 stock options during their respective terms as directors.

  For the twelve months ended December 31, 1999, the Company and its subsidiaries rented aircraft from Tracinda for various business purposes. The aggregate amount of rental payments were approximately $120,000, and the rent payments were at rates which management believes are generally below those offered by third parties. The Company and Tracinda have entered into various other transactions and arrangements which, individually and in the aggregate, are not material.

  MGM Grand Hotel, Inc. and certain of its affiliates, purchase on a wholesale basis from a subsidiary of Metro-Goldwyn-Mayer Inc., a California-based motion picture studio in which Tracinda has an approximate 89.1% ownership interest (collectively with its subsidiaries, "MGM Inc."), videocassettes and other merchandise such as baseball caps, clothing, key chains and watches bearing the trademarks and logos of MGM Inc. for resale to consumers in retail shops located within MGM Grand Hotel, Inc. or its affiliate's hotels. For the year ended December 31, 1999, the Company purchased approximately $20,000 in MGM Inc. merchandise at rates which management believes are generally comparable to those offered to third parties. Affiliates of MGM Grand Hotel, Inc. and MGM Inc. occasionally conduct cross-promotional campaigns, in which MGM Grand Hotel or its affiliate's hotels and MGM Inc.'s motion picture releases are promoted together; however, management believes that the amounts involved are immaterial. MGM Grand Hotel Inc. and MGM Inc. have an ongoing relationship whereby MGM Grand Hotel can utilize key art, still photographs of artwork and one-minute film clips from certain of MGM Inc.'s motion picture releases on an as-needed basis. MGM Grand Hotel, Inc. does not pay any monetary compensation for these licenses.

  Pursuant to a License Agreement between a predecessor in interest to the Company and Metro-Goldwyn-Mayer Film Co. (predecessor in interest to Metro-Goldwyn-Mayer Lion Corp.) dated February 29, 1980, as amended May 18, 1992 and as further amended August 6, 1998, the Company has an open-ended exclusive royalty-free license to use certain trademarks, trade names and logos in and in connection with the Company's resort hotel and/or gaming and other businesses, excluding the filmed entertainment business.

  During the three year periods ended December 31, 1997, 1998, and 1999, the Company and MGM Inc. have entered into various other transactions and arrangements which, individually and in the aggregate, are not material.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The financial statements and schedule listed in the accompanying index to Financial Statements at Page 36 herein are filed as part of this Form 10-K.

     (b) Form 8-Ks and 8-K/As filed on February 23, 1999, February 28, 1999, March 12, 1999, June 1, 1999 and June 18, 1999.

     (c) Exhibits

     The exhibits listed in the accompanying Exhibit Index on Pages 39 to 41 are filed as part of this Form 10-K.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MGM GRAND, INC.

                                          By:    /s/ John T. Redmond
                                          _____________________________________
                                                     John T. Redmond
                                               Co-Chief Executive Officer
                                              (Principal Executive Officer)

                                          By:     /s/ Daniel M. Wade
                                          _____________________________________
                                                     Daniel M. Wade
                                               Co-Chief Executive Officer
                                              (Principal Executive Officer)

                                          By:    /s/ James J. Murren
                                          _____________________________________
                                                     James J. Murren
                                              President and Chief Financial
                                                         Officer
                                           (Principal Financial and Accounting
                                                        Officer)

Dated: March 22, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
     /s/  J. Terrence Lanni          Chairman of the Board and       March 22, 1999
____________________________________  Director
         J. Terrence Lanni
      /s/ John T. Redmond            Co-Chief Executive Officer      March 22, 1999
____________________________________  and Director
          John T. Redmond
       /s/ Daniel M. Wade            Co-Chief Executive Officer      March 22, 1999
____________________________________  and Director
           Daniel M. Wade
      /s/ James J. Murren            President, Chief Financial      March 22, 1999
____________________________________  Officer and Director
          James J. Murren
      /s/ James D. Aljian            Director                        March 22, 1999
____________________________________
          James D. Aljian

             Signature                           Title                    Date
             ---------                           -----                    ----
       /s/ Fred Benninger            Director                        March 22, 1999
____________________________________
           Fred Benninger
    /s/ Terry N. Christensen         Director                        March 22, 1999
____________________________________
        Terry N. Christensen
      /s/ Glenn A. Cramer            Director                        March 22, 1999
____________________________________
          Glenn A. Cramer
                                     Director                        March  , 1999
____________________________________
          Willie D. Davis
   /s/ Alexander M. Haig, Jr.        Director                        March 22, 1999
____________________________________
       Alexander M. Haig, Jr.
                                     Director                        March  , 1999
____________________________________
           Kirk Kerkorian
      /s/ Walter M. Sharp            Director                        March 22, 1999
____________________________________
          Walter M. Sharp
      /s/ Alex Yemenidjian           Director                        March 22, 1999
____________________________________
          Alex Yemenidjian
                                     Director                        March  , 1999
____________________________________
           Jerome B. York

                         INDEX TO FINANCIAL STATEMENTS
                                  (Item 14(a))

                                                             Annual
                                                           Report to
                                                          Stockholders Form 10-K
                                                              Page       Page
                                                          ------------ ---------
Report of Independent Public Accountants................       53

Consolidated Statements of Operations--For the years
 ended December 31, 1999, 1998, 1997....................       33

Consolidated Balance Sheets as of December 31, 1999 and
 1998...................................................       34

Consolidated Statements of Cash Flows--For the years
 ended December 31, 1999, 1998, 1997....................       35

Consolidated Statements of Stockholders' Equity--For the
 years ended December 31, 1999, 1998, and 1997..........       36

Notes to Consolidated Financial Statements..............       37

Selected Quarterly Financial Results (unaudited)........       54

Report of Independent Public Accountants on Supplemental
 Schedule...............................................                   37

Schedule II--Valuation and Qualifying Accounts..........                   38

  All other schedules have been omitted either as inapplicable or not required under the instructions contained in Regulation S-X, or because the information is included in the financial statements or the notes thereto.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Stockholders of MGM Grand, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in MGM Grand, Inc.'s (the "Company") Annual Report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 20, 2000 (except with respect to the matter discussed in Note 11, as to which the date is March 1, 2000). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule II as shown on page 38 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Las Vegas, Nevada
January 20, 2000
(except with respect to
the matter discussed in
Note 11, as to which the
date is March 1, 2000)

                        MGM GRAND, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 Years Ended December 31, 1999, 1998, and 1997
                                 (In thousands)

                                                    Additions
                                           Balance   Charged          Balance
                                             at     to Costs  Amounts at End
                                          Beginning    and    Written   of
               Description                of Period Expenses    Off   Period
               -----------                --------- --------- ------- -------
FOR THE YEAR ENDED DECEMBER 31, 1999:
 Allowance for doubtful accounts and
 discounts...............................  $36,831   $47,157  $61,216 $22,772

FOR THE YEAR ENDED DECEMBER 31, 1998:
 Allowance for doubtful accounts and
 discounts...............................  $27,023   $40,455  $30,647 $36,831

FOR THE YEAR ENDED DECEMBER 31, 1997:
 Allowance for doubtful accounts and
 discounts...............................  $35,432   $31,814  $40,223 $27,023

                        MGM GRAND, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                          Year Ended December 31, 1999
                                 (In thousands)

                                                   Additions Amounts
                                          Balance   Charged  Charged
                                            at     to Costs  Against  Balance
                                         Beginning    and      the   at End of
              Description                of Period Expenses  Accrual  Period
              -----------                --------- --------- ------- ---------
FOR THE YEAR ENDED DECEMBER 31, 1999:
 Merger reserves........................    $ 0     $15,296  $14,783   $513

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------

 2(1) Agreement and Plan of Merger, dated as of December 2, 1998, among the Company, MGM Acquisition Corp. and Primadonna Resorts, Inc.
         (incorporated by reference to Appendix A to the Company's Proxy
         Statement/Prospectus dated February 1, 1999).

 2(2)    Agreement and Plan of Merger dated as of March 6, 2000 among Mirage
         Resorts, Incorporated, MGM Grand, Inc. and a Wholly Owned Subsidiary of MGM Grand, Inc. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated March 6, 2000).

 3(1)    Certificate of Incorporation of Company, as amended through 1997
         (incorporated by reference to Exhibit 3(1) to Registration Statement
         No. 33-3305 and to Exhibit 3(a) to the Company's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1997 (the "1997 10-
         K")).

 3(2) Certificate of Amendment to Certificate of Incorporation of the Company dated January 7, 2000 relating to an increase in the authorized shares of common stock.

 3(3) Certificate of Amendment to Certificate of Incorporation of the Company dated January 7, 2000 relating to a 2-for-one stock split.

 3(4)    Bylaws of Company, as amended (incorporated by reference to Exhibit
         3(2) to Registration Statement No. 33-30337).

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

 *10(2) MGM Grand, Inc. Incentive Stock Option Plan (incorporated by reference to Exhibit 10(2) to the 1996 10-K).

 10(3) Amended and Restated Loan Agreement, dated as of July 17, 1997, as amended, between the Company, as Borrower, MGM Grand Atlantic City,
         Inc., as Co-Borrower, Bank of America NT&SA, as Administrative Agent, and the banks named therein (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K dated July 23, 1997,
         Exhibit 10(3)(a) to the 1997 10-K and Exhibit 10(3)(b) to the 1997 10-
         K).
 10(4) Loan Agreement between MGM Grand Australia and the banks named therein dated September 6, 1995 (incorporated by reference to Exhibit 10(22) to the Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1995 (the "1995 10-K)).

 10(5)   MGM Grand, Inc. Continuing Guaranty dated as of September 1, 1995
         (incorporated by reference to Exhibit 10(23) to the 1995 10-K).

 *10(6)  Letter Agreement dated April 13, 1995 between the Company and J.
         Terrence Lanni (incorporated by reference to Exhibit 10(26) to the 1995 10-K).

 Exhibit
 Number                                Description
 -------                               -----------

 *10(7) MGM Grand, Inc. 1997 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-42729) (the "Form S-8")).

 *10(8) MGM Grand, Inc. 1997 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Form S-8).

 *10(9)  Annual Performance Based Incentive Plan for Executive Officers
         (incorporated by reference to Appendix 1 to the Company's Proxy
         Statement dated March 28, 1997).

 *10(10) Letter Agreement dated April 22, 1997, between the Company and
         Alejandro Yemenidjian (incorporated by reference to Exhibit 10(31) to the 1997 10-K).

 *10(11) Letter Agreement dated January 16, 1998, between the Company and James
         Murren (incorporated by reference to Exhibit 10(32) to the 1997 10-K).

 *10(12) Letter Agreement dated December 9, 1998, between the Company and Scott
         Langsner (incorporated by reference to Exhibit 10(33) to the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1998
         (the "1998 10-K")).

 *10(13) Letter Agreement dated April 1, 1998 between the Company and J.
         Terrence Lanni (incorporated by reference to Exhibit 10(34) to the 1998 10-K).

 *10(14) Amended and Restated Ground Lease Agreement dated July 1, 1993 between
         Primm South Real Estate Company and The Primadonna Corporation
         (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Primadonna Resorts, Inc. for the fiscal year ended
         December 31, 1997 (the "Primadonna 1997 10-K")).
 *10(15) Amended and Restated Split-Dollar Agreement between The Primadonna
         Corporation, Gary E. Primm and Robert E. Armstrong, Trustee of the
         1992 Primm Children's Trust U/A dated December 22, 1992 (the
         "Trustee") dated as of December 22, 1998 (incorporated by reference to
         Exhibit 10(36) to the 1998 10-K).

 *10(16) Split-Dollar Collateral Assignment, dated December 22, 1998, between
         The Primadonna Corporation, Robert E. Armstrong, as trustee of the
         1992 Primm Children's Trust U/A dated December 22, 1992, and John
         Hancock, as insurer (incorporated by reference to Exhibit 10(37) to the 1998 10-K).
 10(17)  Credit Agreement dated June 5, 1997 by and among Primadonna Resorts,
         Inc. and The Primadonna Corporation as "Borrowers," and Wells Fargo
         Bank, as "Agent Bank" for a consortium of sixteen participating banks listed therein as "Lenders" (without schedules or exhibits"
         (incorporated by reference to Exhibit 10.29 to the Form 10-Q of Primadonna Resorts, Inc. for the period ended June 30, 1997).

 *10(18) First Amendment to the Amended and Restated Ground Lease Agreement and
         Consent and Waiver, dated August 25, 1997 by and among The Primadonna
         Corporation and Primm South Real Estate Company (incorporated by reference to Exhibit 10.31 to the Primadonna 1997 10-K).

 10(19) Assumption and Consent Agreement, dated December 18, 1997, by and among Primadonna Resorts, Inc. and The Primadonna Corporation, as
         "Borrowers," and Wells Fargo Bank, as "Agent Bank" for a consortium of sixteen participating banks listed therein as "Lenders" (without schedules or exhibits" (incorporated by reference to Exhibit 10.32 to the Primadonna 1997 10-K).

 10(20)  Assumption and Consent Agreement, dated June 3, 1998, by and among
         Primadonna Resorts, Inc. and The Primadonna Corporation, as
         "Borrowers," and Wells Fargo Bank, as "Agent Bank" for a consortium of participating banks listed therein as "Assuming Lenders" (without exhibit or schedules) (incorporated by reference to Exhibit 10.33 to the Form 10-Q of Primadonna Resorts, Inc. for the period ended June
         30, 1998).

 Exhibit
 Number                               Description
 -------                              -----------

 10(21) Amended and Restated Development Agreement among the City of Detroit and The Economic Development Corporation of the City of Detroit and
         MGM Grand Detroit, LLC for the City of Detroit Casino Development
         Project dated as of April 9, 1998 (incorporated by reference to Exhibit 10(41) to the 1998 10-K).

 10(22) First Amendment to the Amended and Restated Development Agreement dated June 25, 1998 (incorporated by reference to Exhibit 10(42) to the 1998 10-K).

 10(23) Letter dated January 26, 1999 from MGM Grand Detroit, LLC to the City of Detroit and The Economic Development Corporation of the City of
         Detroit (incorporated by reference to Exhibit 10(43) to the 1998 10-
         K).

 10(24) Second Amendment to the Amended and Restated Development Agreement dated June 25, 1998.

 10(25)  Stock Option Agreement dated as of March 6, 2000 by and between MGM
         Grand, Inc. and Mirage Resorts, Incorporated (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K dated March 6, 2000).

 13      The Company's 1999 Annual Report to Stockholders.

 21      List of Subsidiaries.

 23      Consent of Independent Public Accountants.

 27      Financial Data Schedule for the period ending December 31, 1999.

--------
* Management contract or compensatory plan.