Form 10-K405/A
period 1999-12-31
MGM GRAND INC
filed 2000-05-05
CIK 789570

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                               FORM 10-K/A

(Mark One)                   AMENDMENT NO. 1
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
   For the fiscal year ended December 31, 1999.

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

                             EXPLANATORY NOTE

  The purpose of this amendment is to amend Item 8 in its entirety.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  PART II

Item 8.  Financial Statements and Supplementary Data

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                          For the years ended December 31,
                                       ----------------------------------------
                                           1999          1998          1997
                                       ------------  ------------  ------------
                                         (in thousands, except share data)
Revenues:
 Casino..............................  $    873,781  $    410,605  $    457,206
 Rooms...............................       251,207       171,292       171,272
 Food and beverage...................       161,301       105,875        92,594
 Entertainment, retail and other.....       211,837       113,948       116,458
 Income from unconsolidated
  affiliate..........................         6,084        38,362        53,800
                                       ------------  ------------  ------------
                                          1,504,210       840,082       891,330
 Less: Promotional allowances........       112,560        66,219        63,733
                                       ------------  ------------  ------------
                                          1,391,650       773,863       827,597
                                       ------------  ------------  ------------
Expenses:
 Casino..............................       417,491       221,439       225,896
 Rooms...............................        75,064        47,767        45,848
 Food and beverage...................       100,871        67,101        55,124
 Entertainment, retail and other.....       119,324        75,192        79,605
 Provision for doubtful accounts and
  discounts..........................        47,157        40,455        31,814
 General and administrative..........       209,938       103,362       102,246
 Depreciation and amortization.......       125,985        76,284        64,104
                                       ------------  ------------  ------------
                                          1,095,830       631,600       604,637
                                       ------------  ------------  ------------
 Operating Profit Before Master Plan
  Asset Disposition, Preopening and
  Other and Corporate Expense........       295,820       142,263       222,960
 Master Plan asset disposition.......           --            --         28,566
 Preopening and other................        71,495           --            --
 Corporate expense...................        14,457        10,689         3,424
                                       ------------  ------------  ------------
   Operating Income..................       209,868       131,574       190,970
                                       ------------  ------------  ------------
Nonoperating Income (Expense):
 Interest income.....................         2,142        12,997         1,268
 Interest expense, net of amounts
  capitalized........................       (59,853)      (24,613)       (1,242)
 Interest expense from
  unconsolidated affiliate...........        (1,058)       (8,376)       (9,891)
 Other, net..........................          (946)       (2,054)         (804)
                                       ------------  ------------  ------------
                                            (59,715)      (22,046)      (10,669)
                                       ------------  ------------  ------------
 Income Before Income Taxes,
  Extraordinary Item and Cumulative
  Effect of Change in Accounting
  Principle..........................       150,153       109,528       180,301
 Provision for income taxes..........       (55,029)      (40,580)      (65,045)
                                       ------------  ------------  ------------
 Income Before Extraordinary Item
  and Cumulative Effect of Change in
  Accounting Principle...............        95,124        68,948       115,256
Extraordinary Item:
 Loss on early extinguishment of
  debt, net of income tax benefits
  of $484 and $2,333.................          (898)          --         (4,238)
Cumulative Effect of Change in
 Accounting Principle:
 Preopening costs, net of income tax
  benefit of $4,399..................        (8,168)          --            --
                                       ------------  ------------  ------------
 Net Income..........................  $     86,058  $     68,948  $    111,018
                                       ============  ============  ============
Basic Income Per Share of Common
 Stock:
 Income before extraordinary item
  and cumulative effect of change in
  accounting principle...............  $       0.82  $       0.62  $       1.01
 Extraordinary item - loss on early
  extinguishment of debt, net........         (0.01)          --          (0.04)
 Cumulative effect of change in
  accounting principle - preopening
  costs, net.........................         (0.07)          --            --
                                       ------------  ------------  ------------
 Net Income per share................  $       0.74  $       0.62  $       0.97
                                       ============  ============  ============
Weighted Average Shares Outstanding..   116,580,000   111,356,000   114,950,000
                                       ============  ============  ============
Diluted Income Per Share of Common
 Stock:
 Income before extraordinary item
  and cumulative effect of change in
  accounting principle...............  $       0.80  $       0.61  $       0.98
 Extraordinary item - loss on early
  extinguishment of debt, net........         (0.01)          --          (0.04)
Cumulative effect of change in
 accounting principle - preopening
 costs, net..........................         (0.07)          --            --
                                       ------------  ------------  ------------
 Net Income per share................  $       0.72  $       0.61  $       0.94
                                       ============  ============  ============
Weighted Average Shares Outstanding..   120,086,000   112,684,000   117,670,000
                                       ============  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements

                          CONSOLIDATED BALANCE SHEETS

                                                         As of December 31,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
                                                        (in thousands, except
                                                             share data)
ASSETS
Current Assets:
  Cash and cash equivalents............................ $  121,522  $   81,956
  Accounts receivable, net.............................     83,101      64,280
  Prepaid expenses.....................................     32,598      11,829
  Inventories..........................................     15,240      11,081
  Deferred tax asset...................................     17,452      34,098
                                                        ----------  ----------
  Total current assets.................................    269,913     203,244
                                                        ----------  ----------
Property and Equipment, net............................  2,390,524   1,327,722

Other Assets:
  Investment in unconsolidated affiliates..............     12,485     134,025
  Excess of purchase price over fair market value of
   net assets acquired, net............................     36,550      37,574
  Deposits and other assets, net.......................     51,271      66,393
                                                        ----------  ----------
    Total other assets.................................    100,306     237,992
                                                        ----------  ----------
                                                        $2,760,743  $1,768,958
                                                        ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..................................... $   38,018  $   23,931
  Construction payable.................................      7,896      17,403
  Income taxes payable.................................      3,296       2,457
  Dividend payable.....................................     11,388         --
  Current obligation, capital leases...................      5,145       5,086
  Current obligation, long term debt...................      7,852      10,077
  Accrued interest.....................................     18,915      14,630
  Other accrued liabilities............................    197,580     110,945
                                                        ----------  ----------
    Total current liabilities..........................    290,090     184,529
                                                        ----------  ----------
Deferred Revenues......................................      4,241       5,219
Deferred Income Taxes..................................    108,713      77,165
Long Term Obligation, Capital Leases...................     12,864       2,867
Long Term Debt                                           1,310,989     534,797
Commitments and Contingencies..........................

Stockholders' Equity:
  Common stock ($.01 par value, 300,000,000 shares
   authorized, 138,445,048 and 116,066,188 shares
   issued and outstanding).............................      1,384       1,161
  Capital in excess of par value.......................  1,261,625     968,199
  Treasury stock, at cost (24,565,200 and 12,000,000
   shares).............................................   (505,824)   (210,589)
  Retained earnings....................................    267,165     192,606
  Other comprehensive income...........................      9,496      13,004
                                                        ----------  ----------
    Total stockholders' equity.........................  1,033,846     964,381
                                                        ----------  ----------
                                                        $2,760,743  $1,768,958
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the years ended December
                                                            31,
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
                                                      (In thousands)
Cash Flows from Operating Activities:
Net income.................................... $  86,058  $  68,948  $ 111,018
  Adjustments to reconcile net income to net
   cash from operating activities:
    Loss on early extinguishment of debt......     1,382        --       6,571
    Master Plan asset disposition.............       --         --      28,566
    Cumulative effect of change in accounting
     principle................................    12,567        --         --
    Amortization of debt offering costs.......     1,958      1,849      1,127
    Depreciation and amortization.............   126,756     76,712     64,244
    Provision for doubtful accounts and
     discounts................................    47,157     40,455     31,814
    Deferred income taxes.....................    27,489     14,530     48,100
    Unconsolidated affiliate, earnings in
     excess of distributions..................    (5,026)   (25,866)   (28,749)
  Change in assets and liabilities:
    Accounts receivable.......................   (41,401)  (30,594)    (30,262)
    Prepaid expenses..........................    (9,332)    (1,377)     2,756
    Inventories...............................    (4,067)     4,314     (4,035)
    Income taxes payable......................    (5,966)     2,457    (23,653)
    Accounts payable, accrued liabilities, and
     other....................................    52,887     20,799    (24,185)
    Currency translation adjustment...........      (585)      (547)       700
                                               ---------  ---------  ---------
      Net cash provided from operating
       activities.............................   289,877    171,680    184,012
                                               ---------  ---------  ---------
Cash Flows from Investing Activities:
  Purchases of property and equipment.........  (375,260)  (361,942)  (227,756)
  Merger with Primadonna Resorts, Inc. .......   (13,346)       --         --
  Dispositions of property and equipment,
   net........................................     6,487        599        202
  Change in construction payables.............    (9,507)   (15,973)    32,418
  Investment in unconsolidated affiliates.....    (2,133)      (800)    (7,190)
  Deposits and other assets...................     7,066    (27,617)       548
                                               ---------  ---------  ---------
      Net cash used in investing activities...  (386,693)  (405,733)  (201,778)
                                               ---------  ---------  ---------
Cash Flows from Financing Activities:
  Issuance of long term debt..................       --     500,000        --
  Repayments to banks and others..............    (9,955)    (9,720)   (11,839)
  Borrowings under lines of credit............   963,000     31,000     25,500
  Repayments of lines of credit...............  (197,000)   (31,000)   (25,500)
  Extinguishment of debt......................  (374,500)       --         --
  Purchase of treasury stock..................  (295,235)  (210,589)       --
  Issuance of common stock....................    50,072      1,712      2,799
                                               ---------  ---------  ---------
      Net cash provided by (used in) financing
       activities.............................   136,382    281,403     (9,040)
                                               ---------  ---------  ---------
Net Increase (Decrease) in Cash and Cash
 Equivalents..................................    39,566     47,350    (26,806)
Cash and Cash Equivalents at Beginning of
 Year.........................................    81,956     34,606     61,412
                                               ---------  ---------  ---------
Cash and Cash Equivalents at End of Year...... $ 121,522  $  81,956  $  34,606
                                               =========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             For the years ended December 31, 1999, 1998, and 1997

                            Common           Capital in                          Other         Total
                             Stock    Common Excess of  Treasury   Retained  Comprehensive Stockholders'
                          Outstanding Stock   ParValue    Stock    Earnings     Income        Equity
                          ----------- ------ ---------- ---------  --------  ------------- -------------
                                                (In thousands except share data)
Balance at December 31,
 1996...................  115,767,532 $1,158 $  963,688 $     --   $ 12,642     $(4,106)    $  973,382
Issuance of common stock
 pursuant to stock
 option grants..........      144,604      2      1,093       --         (1)        --           1,094
Employee stock incentive
 issuance...............       57,610    --       1,142       --        --          --           1,142
Tax benefit from stock
 option exercises.......          --     --         564       --        --          --             564
Net income..............          --     --         --        --    111,018         --         111,018
Currency translation
 adjustment.............          --     --         --        --        --       14,422         14,422
                          ----------- ------ ---------- ---------  --------     -------     ----------
Balance at December 31,
 1997...................  115,969,746  1,160    966,487       --    123,659      10,316      1,101,622
Issuance of common stock
 pursuant to stock
 option grants..........       96,442      1      1,315       --         (1)        --           1,315
Treasury stock..........          --     --         --   (210,589)      --          --        (210,589)
Tax benefit from stock
 option exercises.......          --     --         397       --        --          --             397
Net income..............          --     --         --        --     68,948         --          68,948
Currency translation
 adjustment.............          --     --         --        --        --        2,688          2,688
                          ----------- ------ ---------- ---------  --------     -------     ----------
Balance at December 31,
 1998...................  116,066,188  1,161    968,199  (210,589)  192,606      13,004        964,381
Issuance of common stock
 pursuant to stock
 option grants..........    3,358,254     33     43,096       --        (16)        --          43,113
Issuance of common stock
 for Primadonna Merger..   19,020,606    190    243,371       --        (95)        --         243,466
Treasury stock..........          --     --         --   (295,235)      --          --        (295,235)
Tax benefit from stock
 option exercises.......          --     --       6,959       --        --          --           6,959
Dividend payable........          --     --         --        --    (11,388)        --         (11,388)
Net income..............          --     --         --        --     86,058         --          86,058
Currency translation
 adjustment.............          --     --         --        --        --       (3,508)        (3,508)
                          ----------- ------ ---------- ---------  --------     -------     ----------
Balance at December 31,
 1999...................  138,445,048 $1,384 $1,261,625 $(505,824) $267,165     $ 9,496     $1,033,846
                          =========== ====== ========== =========  ========     =======     ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

  MGM Grand, Inc. (the "Company") is a Delaware corporation incorporated on January 29, 1986. As of December 31, 1999, Kirk Kerkorian and Tracinda Corporation ("Tracinda"), a Nevada corporation wholly-owned by Kirk Kerkorian, owned approximately 63% of the outstanding shares of the Company's common stock.

  Through its wholly-owned subsidiary, MGM Grand Hotel, Inc., the Company owns and operates the MGM Grand Hotel/Casino ("MGM Grand Las Vegas"), a hotel/casino and entertainment complex in Las Vegas, Nevada.

  Prior to March 1, 1999, the Company and Primadonna Resorts, Inc. ("Primadonna") each owned 50% of New York-New York Hotel and Casino, LLC ("NYNY LLC"). On March 1, 1999, the Company completed a merger (the "Merger") with Primadonna Resorts, Inc., and as part of the Merger, acquired Primadonna's 50% ownership interest in NYNY LLC, which owned and operated the destination resort called New York-New York Hotel and Casino ("NYNY") in Las Vegas, Nevada. Consequently, as of March 1, 1999, Primadonna and NYNY LLC are wholly-owned subsidiaries of the Company. NYNY commenced operations on January 3, 1997, and is located on approximately 20 acres at the northwest corner of Tropicana Avenue and Las Vegas Boulevard, across from MGM Grand Las Vegas. The Merger also gave the Company ownership of three hotel and casinos located in Primm, Nevada at the California/Nevada stateline, which includes: Whiskey Pete's, Buffalo Bill's and the Primm Valley Resort (the "Primm Properties"), as well as two championship golf courses located one mile from the Primm Properties.

  Through its wholly-owned subsidiary, MGM Grand Detroit, Inc., the Company and its local partners in Detroit, Michigan, formed MGM Grand Detroit, LLC to develop a hotel, casino and entertainment complex ("MGM Grand Detroit"), at an approximate cost of $800 million. On November 20, 1997, the Company was chosen to construct, own and operate one of Detroit's three new casinos. Construction of the new hotel/casino is subject to the receipt of various governmental approvals. The plans for the permanent facility call for an 800-room hotel, a 100,000 square-foot casino, signature restaurants and retail outlets, a showroom and other entertainment venues. On July 22, 1998, the Michigan Gaming Control Board adopted a resolution which allowed the issuance of casino licenses to conduct gaming operations in temporary facilities. On July 28, 1999, the Michigan Gaming Control Board issued a casino license to MGM Grand Detroit, LLC to conduct gaming operations in its interim facility ("MGM Grand Detroit Casino"), which commenced operations on July 29, 1999. The MGM Grand Detroit Casino is located in the former Internal Revenue Service building located directly off of the Lodge freeway in downtown Detroit, Michigan.

  Through its wholly-owned subsidiary, MGM Grand Australia Pty Ltd., the Company owns and operates the MGM Grand Hotel/Casino in Darwin, Australia ("MGM Grand Australia"), which is located on 18 acres of beachfront property on the north central coast of Australia.

  Through its wholly-owned subsidiary, MGM Grand South Africa, Inc., the Company manages one permanent and two temporary casinos throughout various provinces of the Republic of South Africa. The permanent casino in Nelspruit began operations on November 17, 1999, the temporary casino in Witbank began operations on March 10, 1998 and the temporary casino in Johannesburg began operations on September 28, 1998. The Company receives management fees from its partner, Tsogo Sun Gaming & Entertainment, which is responsible for providing all project costs.

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

Note 2. Significant Accounting Policies and Basis of Presentation

  a. Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

  b. Management's Use of Estimates--The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Those principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  c. Cash and Cash Equivalents--Cash and cash equivalents consist of investments in bank certificates of deposit and other interest bearing instruments with initial maturities of three months or less. Such investments are carried at cost which approximates market value.

  d. Accounts Receivable--Accounts receivable are due within one year and are recorded net of amounts estimated to be uncollectible.

  e. Inventories--Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

  f. Property and Equipment--Property and equipment are stated at cost. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in the determination of income. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

   Buildings and improvements.................................... 15 to 40 years
   Equipment, furniture and fixtures............................. 3 to 7 years
   Land improvements............................................. 10 to 15 years
   Leasehold improvements........................................ 5 to 20 years

  Capital leases are depreciated on the estimated useful life or life of the lease, whichever is shorter.

  g. Excess of Purchase Price over Fair Market Value of Net Assets Acquired-- The excess of purchase price over fair market value of net assets acquired is amortized on a straight-line basis over 40 years.

  h. Other Assets--The cost of normal hotel operating quantities of china, silverware, glassware and utensils is recorded as an asset and is depreciated. Direct costs related to the debt offering and bank financing are being deferred and amortized over the debt repayment periods.

  i. Casino Revenues and Promotional Allowances--Casino revenue is the aggregate of gaming wins and losses. The retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated retail value of these promotional allowances was $112.6 million, $66.2 million and $63.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

  The estimated cost of providing such promotional allowances was included in casino expenses as follows:

                                                          Years Ended December
                                                                   31,
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
                                                             (In thousands)
   Rooms................................................ $18,627 $11,304 $ 9,841
   Food and beverage....................................  42,681  26,826  28,436
   Other................................................  11,701   4,011   2,235
                                                         ------- ------- -------
                                                         $73,009 $42,141 $40,512
                                                         ======= ======= =======

  j. Currency Translation--The Company accounts for currency translation in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The Australian results of operations and the balance sheet are translated from Australian dollars to US dollars. Certain fixed assets and intangibles are valued at historical exchange rates, while other balance sheet accounts are translated at the exchange rate in effect at each year-end. Income accounts are translated at the average rate of exchange prevailing during the year.

  k. Net Income Per Common Share--Basic income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted income per share of common stock is computed based on the assumption that options issued to employees are exercised and repurchased at the average price for the periods presented (see Notes 13 and 14).

  l. Capitalized Interest--The Company capitalizes interest costs associated with debt incurred in connection with major construction and development projects. The Company capitalizes interest on amounts expended on projects at the Company's weighted average cost of the borrowed funds (see Note 9), and based upon the weighted average amount of the Company's outstanding borrowings. Capitalization of interest ceases when the project is completed.

  m. Corporate Expense--Corporate expense represents unallocated payroll costs, professional fees, and various other expenses not directly related to the Company's hotel/casino operations. In addition, corporate expense includes the costs associated with the Company's evaluation and pursuit of new business opportunities, which are expensed as incurred until development of a specific project has become relatively certain.

  n. Reclassifications--The consolidated financial statements for prior years reflect certain reclassifications to conform with the current year presentation, which have no effect on previously reported net income.

  o. Change in Accounting Principle--Effective January 1, 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that all companies expense costs of start-up activities as those costs are incurred. The term "start-up" includes pre-opening, pre-operating and organization activities. As a result of the adoption of SOP 98-5, the Company recognized $44.3 million and $.2 million in preopening expense related to the Detroit and Atlantic City projects, respectively, and $5.7 million related to the Mansion at MGM Grand Las Vegas for the year ended December 31, 1999. Additionally, the Company recognized the cumulative effect of the accounting change (net of tax) of $7.7 million and $.5 million, related to the adoption of SOP 98-5 for the Detroit and Atlantic City projects, respectively.

  p. Stock Split--Effective December 13, 1999, the Board of Director's approved a two-for-one split of the Company's common stock. All references to share and per share data in the consolidated financial statements and notes thereto have been adjusted retroactively to give effect to the stock split.

Note 3. Statements of Cash Flows

  The following supplemental disclosures are provided for the Consolidated Statements of Cash Flows:

                                                         Years ended December
                                                                  31,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
                                                            (In thousands)
   Cash payments made for:
     Interest, net of amounts capitalized.............. $56,035 $23,680 $ 7,916
                                                        ======= ======= =======
     State and federal income taxes.................... $26,068 $15,900 $43,159
                                                        ======= ======= =======

  During 1997, the Company completed equipment lease financing for approximately $3.1 million at MGM Grand Las Vegas.

  As a result of the Merger (see Note 19), the Company issued stock to Primadonna shareholders in the amount of approximately $243.6 million and assumed long-term debt totaling $315.2 million.

Note 4. Accounts Receivable, net

  Components of accounts receivable were as follows:

                                                              At December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                              (In thousands)
   Casino................................................... $ 81,418  $ 84,845
   Hotel....................................................   13,390    12,679
   Other....................................................   11,065     3,587
                                                             --------  --------
                                                              105,873   101,111
   Less: Allowance for doubtful accounts and discounts......  (22,772)  (36,831)
                                                             --------  --------
                                                             $ 83,101  $ 64,280
                                                             ========  ========

  Credit is issued in exchange for gaming chips at MGM Grand Las Vegas, NYNY, the Primm Properties and MGM Grand Detroit Casino as permitted by the regulations of the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Michigan Gaming Control Board. The Company extends credit, following an evaluation of credit worthiness, to certain casino patrons, a substantial portion of whom reside in countries other than the United States. The Company maintains an allowance for doubtful accounts and discounts which is based on management's estimate of the amount expected to be uncollectible considering historical experience and the information management obtains regarding the credit worthiness of the customer. The collectibility of these receivables could be affected by future business or economic trends or other significant events in the countries in which such customers reside. Although management believes the allowance is adequate, it is possible that the estimated amount of cash collections with respect to the casino accounts receivable could change.

Note 5. Property and Equipment, net

  Property and equipment consisted of the following:

                                                          At December 31,
                                                       ----------------------
                                                          1999        1998
                                                       ----------  ----------
                                                          (In thousands)
   Land............................................... $  332,769  $  107,613
   Buildings and improvements.........................  1,628,761     929,980
   Equipment, furniture, fixtures and leasehold
    improvements......................................    665,133     304,239
   Equipment under capital lease......................     26,256      18,053
   Construction in progress...........................    130,848     223,772
                                                       ----------  ----------
                                                        2,783,767   1,583,657
   Less: Accumulated depreciation and amortization....   (393,243)   (255,935)
                                                       ----------  ----------
                                                       $2,390,524  $1,327,722
                                                       ==========  ==========

Note 6. Development Projects

  The Company, along with its local partners in Detroit, Michigan, plans to develop a permanent hotel/casino and entertainment complex at an approximate cost of $800 million. On November 20, 1997, the Company was chosen to construct, own and operate one of Detroit's three new casinos. Construction of the hotel/casino is subject to the receipt of various governmental approvals. The plans for the permanent facility call for an 800-room hotel, a 100,000 square-foot casino, signature restaurants and retail outlets, a showroom and other entertainment venues. Through December 31, 1999, the Company has expended and capitalized approximately $4.1 million for licensing, design and construction costs for the permanent facility.

  The Company plans to develop a hotel/casino and entertainment complex in Atlantic City, New Jersey, at a minimum approximate cost of $700 million, on approximately 35 acres of land on the Atlantic City Boardwalk. Construction of the hotel/casino is subject to the receipt of various governmental approvals. On July 24, 1996, the Company was found suitable for licensing by the New Jersey Casino Control Commission. Through December 31, 1999, the Company has expended and capitalized approximately $67.2 million relating primarily to land acquisition and pre-construction activities.

Note 7. Investments in Unconsolidated Affiliates

  On December 28, 1994, the Company and Primadonna formed a joint venture to construct, own and operate the New York-New York Hotel and Casino (see Note
1). The hotel/casino opened to the public on January 3, 1997. The Company held a 50% interest in the joint venture until the Merger on March 1, 1999, whereby it acquired the remaining 50% interest. Through February 28, 1999, the Company contributed land on which the property is located and cash totaling $70.7 million. During the two months ended February 28, 1999, the Company received no distributions from the joint venture to pay taxes on its allocated share of income. The joint venture secured bank financing of $285 million, which was subsequently amended and reduced to $210 million, and equipment term loan financing of $20 million (see Note 9). In addition, the joint venture Partners executed a joint and several unlimited Keep-Well Agreement in conjunction with the financing. Following the Merger with Primadonna, the Company extinguished the joint venture secured bank financing on March 31, 1999 (see Note 9).

  Summary condensed financial information for New York-New York Hotel and Casino, LLC is as follows:

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
                                                         (In thousands)
   Net Revenues................................... $213,055  $219,107  $255,253
                                                   ========  ========  ========
   Operating Income............................... $ 66,159  $ 76,628  $107,431
                                                   ========  ========  ========
   Interest Expense, net.......................... $(11,086) $(16,562) $(19,425)
                                                   ========  ========  ========
   Net Income..................................... $ 55,073  $ 60,066  $ 88,006
                                                   ========  ========  ========

                                                                At December 31,
                                                               -----------------
                                                                 1999     1998
                                                               -------- --------
                                                                (In thousands)
   Total Assets............................................... $536,217 $451,496
                                                               ======== ========
   Long-term Debt............................................. $117,343 $189,361
                                                               ======== ========
   Members' Equity............................................ $387,156 $235,176
                                                               ======== ========

  Effective December 10, 1993, the Company through its wholly owned subsidiary, MGM Grand Hotel, Inc., and Bally's Grand Inc. ("Bally's") formed a 50/50 joint venture, MGM Grand-Bally's Monorail, LLC. The joint venture was formed to construct, own and operate the MGM Grand-Bally's Monorail, which was completed and commenced operations in June of 1995. The Company contributed $1.3 million, $2 million, and $1.5 million to the joint venture as part of its operating contribution during 1999, 1998 and 1997, respectively.

  Investments in unconsolidated affiliates consisted of the following:

                                                               At December 31,
                                                               ----------------
                                                                1999     1998
                                                               ------- --------
                                                                (In thousands)
   New York-New York Hotel and Casino, LLC....................     --  $122,861
   MGM Grand - Bally's Monorail, LLC..........................  12,485   11,164
                                                               ------- --------
                                                               $12,485 $134,025
                                                               ======= ========

  The changes in the Company's investments in unconsolidated affiliates were as follows:

                                                              1999       1998
                                                            ---------  --------
                                                              (In thousands)
   New York-New York Hotel and Casino, LLC
   Investment at January 1,................................ $ 122,861  $ 96,949
   Earnings................................................     5,041    30,032
   Distributions received..................................       --     (4,120)
   Merger with Primadonna..................................  (127,902)      --
                                                            ---------  --------
   Investment at December 31,.............................. $     --   $122,861
                                                            =========  ========

                                                              1999       1998
                                                            ---------  --------
                                                              (In thousands)
   MGM Grand-Bally's Monorail, LLC
   Investment at January 1,................................ $  11,164  $ 11,172
   Costs of Operations.....................................      (812)     (808)
   Additional investments..................................     2,133       800
                                                            ---------  --------
   Investment at December 31,.............................. $  12,485  $ 11,164
                                                            =========  ========

Note 8. Other Accrued Liabilities

  Other accrued liabilities consisted of the following:

                                                               At December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                               (In thousands)
   Accrued salaries and related.............................. $ 72,588 $ 38,422
   Casino front money........................................   24,090   20,109
   Casino chip liability.....................................   16,809   12,198
   Other liabilities.........................................   84,093   40,216
                                                              -------- --------
                                                              $197,580 $110,945
                                                              ======== ========

Note 9. Long Term Debt

  Long term debt consisted of the following:

                                                           At December 31,
                                                         --------------------
                                                            1999       1998
                                                         ----------  --------
                                                           (In thousands)
   Senior Reducing Revolving Credit Facility............ $  612,000  $    --
   6.95% Senior Collateralized Notes due February 1,
    2005................................................    300,000   300,000
   6.875% Senior Collateralized Notes due February 6,
    2008................................................    200,000   200,000
   MGM Grand Detroit, LLC Credit Facility due April 1,
    2003................................................    169,000       --
   Australian Hotel/Casino Loan due December 1, 2004....     37,841    44,874
                                                         ----------  --------
                                                          1,318,841   544,874
   Less: Current maturities.............................     (7,852)  (10,077)
                                                         ----------  --------
                                                         $1,310,989  $534,797
                                                         ==========  ========

  Total interest incurred during 1999, 1998 and 1997 was $76.2 million, $40.1 million and $9 million, respectively, of which $16.3 million, $15.5 million and $7.8 million were capitalized in 1999, 1998 and 1997, respectively.

  On July 1, 1996, the Company secured a $500 million Senior Reducing Revolving Credit Facility with BA Securities (the "Facility"), an affiliate of Bank of America NT&SA. In August 1996, the Facility was increased to $600 million. In July 1997, the Facility was amended, extended and increased to $1.25 billion (the "New Facility"), with provisions to allow an increase of the New Facility to $1.5 billion as well as to allow additional pari passu debt financing up to $500 million. As a result of the New Facility, the Company recognized an extraordinary loss of approximately $4.2 million, net of income tax benefits, due to the write-off of unamortized debt costs from the Facility during 1997. The New Facility contains various restrictive covenants on the Company which include the maintenance of certain financial ratios and limitations on additional debt, dividends, capital expenditures and disposition of assets. The New Facility also restricts certain acquisitions and similar transactions. Interest on the New Facility is based on the bank reference rate or Eurodollar rate and as of December 31, 1999, the Company's borrowing rate was approximately 6.8%. The New Facility matures in December 2002, with the opportunity to extend the maturity for successive one-year periods. Quarterly reductions of $62.5 million begin on December 23, 2001. On May 4, 1999, two letters of credit totaling $49.9 million were issued under the New Facility to support municipal financing used in connection with the proposed Detroit permanent casino. During 1999, $782 million was drawn down on the New Facility of which $612 million remained outstanding as of December 31, 1999. During 1999, the Company used $216.6 million and $157.9 million from the New Facility to pay off the Primadonna and NYNY bank facilities, respectively, and terminated these borrowing arrangements.

  The Company filed a Shelf Registration Statement with the Securities and Exchange Commission which became effective on August 4, 1997. The Shelf Registration Statement allows the Company to issue up to $600 million of debt and equity securities. On February 2 and February 6, 1998, the Company completed public offerings totaling $500 million of Senior Collateralized Notes in tranches of 7 and 10 years. The 7-year tranche of $300 million carries a coupon of 6.95%, while the 10-year tranche of $200 million carries a coupon of 6.875%. Both tranches are initially secured equally and ratably with the New Facility, and the security may be removed equally with the New Facility at the Company's option upon the occurrence of certain events, including the maintenance of investment grade ratings. The Senior Collateralized Notes are pari passu with the New Facility and contain various restrictive covenants, as does the New Facility. The Senior Collateralized Notes and the New Facility are collateralized by substantially all of the assets of the Company except for assets of certain unrestricted subsidiaries. Based on the quoted market value of the Senior Collateralized Notes at December 31, 1999, the fair value of the 7-year and 10-year tranches were $275.4 million and $177.9 million, respectively.

  On March 31, 1999, MGM Grand Detroit, LLC, through a wholly-owned subsidiary, secured a $230 million credit facility (the "Detroit Facility") with a consortium of banks, the majority of which are based in the greater Detroit metropolitan area. The Detroit Facility will be used to finance the development and construction of the interim and permanent casino complexes and for general working capital. The Detroit Facility may be increased to $250 million at the Company's discretion. The Detroit Facility is secured by substantially all of the assets of the interim facility and is guaranteed by the Company. The Detroit Facility matures in April 2003. During 1999, $181 million was drawn down on the Detroit Facility of which $169 million remained outstanding as of December 31, 1999.

  On September 7, 1995, the Company completed the acquisition of MGM Grand Australia (formerly the Diamond Beach Hotel/Casino) in Darwin, Australia. The acquisition cost was financed by an Australian bank facility which provided a total availability of approximately $68.7 million (AUD $105 million) and includes funding for general corporate purposes. During 1999, the facility was reduced by principal payments totaling $10 million (AUD $15.3 million) made in accordance with the terms of the bank facility, and as of December 31, 1999, $37.8 million (AUD $57.8 million) remained outstanding. Interest on the Australian facility is based on the bank bill rate and was approximately 5.8% and 5.3% as of December 31, 1999 and 1998, respectively. During 1999, the maturity of the facility was extended from December 2002 to December 2004. The indebtness has been guaranteed by the Company.

  MGM Grand Australia has a $13.1 million (AUD $20 million) uncommitted standby line of credit, with a funding period of 91 days for working capital purposes. During the year ended December 31, 1999, no amounts were borrowed under the line of credit and no amounts were outstanding as of December 31, 1999 and 1998, respectively.

  Maturities of the Company's long term debt are as follows:

                                                                 (In thousands)
   Years ending December 31,
    2000........................................................   $    7,852
    2001........................................................       23,518
    2002........................................................      696,519
    2003........................................................       84,519
    2004........................................................        6,433
    Thereafter..................................................      500,000
                                                                   ----------
     Total......................................................   $1,318,841
                                                                   ==========

  On September 15, 1995, NYNY LLC completed its bank financing for up to $225 million, which was increased to $285 million during September 1996. The non-revolving construction line of credit converted to a five-year reducing revolver upon completion of construction and commencement of operations of NYNY on

January 3, 1997. On October 8, 1998, the NYNY LLC five-year reducing revolver was amended and reduced to $210 million. Following the Merger with Primadonna, the Company used $157.9 million from the New Facility to extinguish the NYNY bank facility on March 31, 1999. On January 21, 1997, NYNY LLC completed an additional $20 million equipment financing with a financial institution. As of December 31, 1999, $11.4 million remained outstanding related to the equipment financing. During 1999, as a result of extinguishing the NYNY LLC bank facility, the Company recognized an extraordinary loss of approximately $.9 million, net of income tax benefits, due to the write-off of unamortized debt costs.

  As of December 31, 1999, the Company was in compliance with all covenant provisions associated with the aforementioned obligations.

Note 10. Commitments and Contingencies

  The Company and its subsidiaries lease buildings and equipment under non-cancelable operating lease agreements which expire at various times through the year 2004. The leases generally provide that the Company pay taxes, insurance and maintenance expenses related to leased assets.

  At December 31, 1999, the Company was obligated under non-cancelable operating leases and capital leases to make future minimum lease payments as follows:

                                                              Operating Capital
                                                               Leases   Leases
                                                              --------- -------
                                                               (In thousands)
   Years ending December 31,
    2000..................................................... $ 11,911  $ 5,187
    2001.....................................................    8,472    5,773
    2002.....................................................    8,457    3,998
    2003.....................................................    7,494    3,122
    2004.....................................................    5,737       31
    Thereafter...............................................  220,873      --
                                                              --------  -------
    Total Minimum Lease Payment.............................. $262,944   18,111
                                                              ========
    Amount Representing Interest.............................              (102)
                                                                        -------
    Total Obligation Under Capital Leases....................            18,009
    Less: Amount Due Within One Year.........................            (5,145)
                                                                        -------
    Amount Due After One Year................................           $12,864
                                                                        =======

  Rental expense on the non-cancelable operating leases was $9.1 million, $1.7 million and $2.5 million for the years ending December 31, 1999, 1998 and 1997, respectively.

  The Company has a lease agreement which covers the property upon which Whiskey Pete's, Primm Valley, and Buffalo Bill's are located. The land is owned by Primm South Real Estate Company ("Primm South"). The lease has an initial term of 50 years, with an option to extend for one additional 25 year period. Lease payments are subject to annual increases based upon the Consumer Price Index, not to exceed 8% per year. The lease provides for the base rent to be adjusted every 8 years, based upon appraisal. The Company is required to pay all taxes, insurance, utilities, and maintenance expenses related to the property.

  Additionally, the lease provides the Company with the exclusive right to conduct gaming activities on the landlord's property in Primm, Nevada, for 10 years, for an annual fee of $100,000. This right can be extended, at the Company's option, for consecutive 10 year periods so long as the Company is in compliance with the lease agreement. At each renewal period, the fee will be increased by the Consumer Price Index, subject to a maximum annual increase of 8%.

Note 11. Stockholders' Equity

  On May 7, 1996, the Company made a commitment to grant 30 shares of Company common stock to each of its employees in exchange for continued active employment through the one-year anniversary date of the commitment. As a result of the stock grant commitment, deferred compensation was charged to stockholders' equity and amortized monthly to compensation expense over the one-year commitment period. On May 7, 1997, 198,090 shares were issued to employees as a result of the commitment. Over the life of the commitment, approximately $4 million was amortized to expense, of which $1.2 million and $2.8 million of such expense were recognized during the years ended December 31, 1997 and 1996, respectively.

  On May 24, 1995, and as amended, the Company entered into an agreement with Don King Productions, Inc. ("DKP") to present six of Mike Tyson's fights. Pursuant to the agreement, the Company made a non-interest bearing working capital advance of $15 million to DKP, sold to DKP 1,237,114 treasury shares of the Company's Common Stock (the "Shares") for $15 million in exchange for a non-interest bearing promissory note which was repaid, and provided a guaranteed future share price of $24.25. The original agreement was amended by a Trust Agreement dated October 23, 1996, in which the Shares were placed in the name of, and held by, an independent trustee, pending disposition at the direction of the Company. The Company and DKP determined to terminate the agreement, and on September 25, 1997, after solicitation of competitive bids, the Shares held by the Trustee were sold to Tracinda at the price of $22.25 per share for an aggregate consideration of $27.5 million. The Company was repaid the $15 million working capital advance and the remaining consideration in the amount of $12.5 million was paid to DKP. As a result of this transaction, the Company reversed approximately $5.9 million of previously expensed stock price guarantee amortization during 1997.

  On June 23, 1998, the Company announced a $17.50 per share cash tender offer for up to 12 million shares of Company common stock as part of a 24 million share repurchase program. The offer commenced on July 2, 1998 and expired on July 31, 1998. Based upon final results, 21.6 million shares of the Company's common stock were tendered, and accordingly, the shares were prorated. The total acquisition cost of the 12 million shares was approximately $210.6 million.

  On March 1, 1999, the Company issued 19 million shares of the Company's common stock valued at approximately $243.6 million in connection with the Merger (see Note 19).

  On June 10, 1999, the Company announced a $25.00 per share tender offer for up to 12 million shares of the Company's common stock. The offer commenced on June 17, 1999 and expired on July 23, 1999. Based upon the final results, 30.2 million shares of the Company's common stock were tendered, and accordingly, the shares were prorated. The total acquisition cost of the 12 million shares was approximately $282 million. The Company recognized certain non-recurring compensation costs totaling approximately $18.5 million related to exercisable options that were tendered. This tender offer completed the acquisition of the remaining 12 million shares offered in the 24 million share repurchase program announced on June 23, 1998.

  On August 5, 1999, the Company announced a twelve-month stock repurchase program for up to 10 million shares of the Company's common stock. The purchases will be made from time to time in the open market or through privately negotiated transactions as market conditions warrant. Through December 31, 1999, the Company purchased 565,200 shares for an approximate cost of $13.2 million. From January 1, 2000 through February 25, 2000, the Company purchased 2,493,800 shares for an approximate cost of $52.6 million.

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

Note 12. Comprehensive Income

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

  The Company has recorded currency translation adjustments as Other Comprehensive Income in the accompanying financial statements. Comprehensive income is calculated as follows:

                                                      Years ended December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  ------- --------
                                                           (In thousands)
   Net income........................................ $86,058  $68,948 $111,018
   Currency translation adjustment...................  (3,508)   2,688   14,422
                                                      -------  ------- --------
   Comprehensive income.............................. $82,550  $71,636 $125,440
                                                      =======  ======= ========

Note 13. Earnings per Share

  The Company accounts for Earnings per Share according to Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 presents two EPS calculations: (i) basic earnings per common share which is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented, and (ii) diluted earnings per common share which is determined on the assumption that options issued pursuant to the Company's stock option plans (see Note 14) are exercised and repurchased at the average price for the periods presented.

  Weighted average diluted shares include the following: options to purchase approximately 3,506,000, 1,328,000, and 1,754,000 shares issued pursuant to the Company's stock option plans (see Note 14) for the years ended December 31, 1999, 1998 and 1997, respectively; employee grant shares of approximately 58,000 for the year ended December 31, 1997; and DKP shares of approximately 908,000 for the year ended December 31, 1997 (see Note 11).

Note 14. Stock Option Plans

  The Company has adopted nonqualified stock option plans and incentive stock plans which provide for the granting of stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations. The aggregate options available under the plans are 20.2 million shares. The Company had granted options of approximately 15 million shares through December 31, 1999.

  The plans are administered by the Compensation and Stock Option Committee of the Board of Directors. Salaried officers and other key employees of the Company and its subsidiaries are eligible to receive options. The exercise price in each instance is 100% of the fair market value of the Company's common stock on the date of grant. The options have ten-year terms and are exercisable in four and five annual installments.

  On March 26, 1996, the Compensation and Stock Option Committee of the Board of Directors determined to adjust the vesting provision of the Company's Non-Qualified Stock Option Plan and Incentive Stock Option Plan to provide for the vesting of future stock option grants under the plans at 20% on each of the first four anniversary dates of the grant, with full vesting on the fifth anniversary date of the grant. The Compensation and Stock Option Committee also determined that pro-rata vesting at times other than successive anniversary dates of the date of the grant are no longer applicable. Stock option holders with grants dated prior to March 26, 1996 were given the opportunity to accept or decline the new vesting provisions with regard to their existing grants.

  On June 22, 1998, the Compensation and Stock Option Committee of the Board of Directors approved an offer to employees to reprice their out-of-the-money options (covering an aggregate of 3,641,900 shares). The original options had exercise prices ranging from $16.59 to $22.06, and the new options have an exercise price of $13.31. For holders who accepted the new price, certain conditions were adopted including: (1) commencement of a new holding period for vesting of options (whether or not the initial options had vested) and (2) a one-year extension of employee employment contracts, at the Company's option, where applicable. The repricing offer was not made to the Company's outside directors.

  Had the Company accounted for these plans under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                        1999    1998     1997
                                                       ------- ------- --------
                                                            (In thousands)
   Net income:
     As Reported...................................... $86,058 $68,948 $111,018
                                                       ======= ======= ========
     Pro Forma........................................ $77,030 $66,047 $110,235
                                                       ======= ======= ========
   Basic Earnings per share:
     As Reported...................................... $  0.74 $  0.62 $   0.97
                                                       ======= ======= ========
     Pro Forma........................................ $  0.66 $  0.59 $   0.96
                                                       ======= ======= ========
   Diluted Earnings per share:
     As Reported...................................... $  0.72 $  0.61 $   0.94
                                                       ======= ======= ========
     Pro Forma........................................ $  0.64 $  0.59 $   0.94
                                                       ======= ======= ========

  A summary of the status of the Company's fixed stock option plan for each of the years ended December 31, 1999, 1998 and 1997 is presented below (there are no options outstanding under the Incentive Stock Option Plan):

                                  1999             1998             1997
                             ---------------- ---------------- ----------------
                                     Weighted         Weighted         Weighted
                                     Average          Average          Average
                             Shares  Exercise Shares  Exercise Shares  Exercise
                             (000's)  Price    00's)   Price   (000's)  Price
                             ------  -------- ------  -------- ------  --------
   Outstanding at Beginning
    of the year............   9,402   $12.89   7,284   $14.41  6,426    $13.63
     Granted...............   5,712   $21.11   6,334   $14.61  1,454    $18.13
     Exercised.............  (3,358)  $12.00     (98)  $13.56   (144)   $ 7.55
     Forfeited.............    (764)  $19.00  (4,118)  $18.21   (452)   $17.60
     Expired...............     --       --      --    $  --     --     $  --
                             ------           ------           -----
   Outstanding at End of
    the Year...............  10,992   $17.00   9,402   $12.89  7,284    $14.41
                             ======           ======           =====
   Exercisable at End of
    Year...................   3,006   $14.02   2,718   $11.95  1,566    $12.12
                             ======           ======           =====
   Weighted Average Fair
    Value of Options
    Granted................           $11.15           $ 6.81           $ 8.49
                                      ======           ======           ======

  The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                    Options Outstanding         Options Exercisable
                              --------------------------------- --------------------
                                           Weighted
                                Number      Average    Weighted   Number    Weighted
                              Outstanding  Remaining   Average  Exercisable Average
                                  at      Contractual  Exercise     at      Exercise
                              12/31/1999  Life (Years)  Price   12/31/1999   Price
   Range of Exercise Prices   ----------- -----------  -------- ----------- --------
   $  5.00 - $10.00........      138,792      4.5       $ 6.94     138,792   $ 6.94
   $10.01 - $15.00.........    6,110,930      7.3       $13.09   2,562,590   $13.02
   $15.01 - $20.00.........    1,244,860      8.2       $17.81      50,100   $17.26
   $20.01 - $25.00.........    3,309,900      9.5       $23.63      85,862   $22.27
   $25.01 - $30.00.........      137,800      7.6       $27.19     118,800   $27.47
   $30.01 - $35.00.........       19,464      5.6       $32.98      19,464   $32.98
   $35.01 - $40.00.........       27,714       .2       $36.72      27,714   $36.72
   $40.01 - $45.00.........          --       --           --          --       --
   $45.01 - $50.00.........        2,970       .2       $47.35       2,970   $47.35
                              ----------      ---       ------   ---------   ------
                              10,992,430      8.0       $17.00   3,006,292   $14.02
                              ==========      ===       ======   =========   ======

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively; risk-free interest rates of 6% for all years; no expected dividend yields for the years presented; expected lives of 8, 6, and 6 years, respectively; and expected volatility of 36%, 36%, and 38%, respectively.

  The Company has agreements with 153 executives which provide that, upon a change of control, any unvested stock options covered by such agreements become exercisable. The total number of stock options subject to such agreements is 3.8 million which become immediately exercisable.

Note 15. Employee Pension and Savings Plans

  Participation in the MGM Grand Hotel, Inc. 401(k) employee savings plan is available for all full time employees. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax deferred earnings as a retirement fund. MGM Grand Hotel, Inc. matches 50% of employee contributions up to a maximum of 2% of participating employee's eligible gross wages. Additionally, MGM Grand Hotel, Inc. makes contributions to the employees' savings plan based on length of service, which vest over a five-year period. For the periods ended December 31, 1999, 1998 and 1997, MGM Grand Hotel, Inc. contributions under this arrangement were $4.5 million, $4.1 million, and $3.4 million, respectively.

  Effective November 1994, the Company and MGM Grand Hotel, Inc. adopted a Nonqualified Deferred Retirement Plan for certain key employees not a part of a collective bargaining unit. The Nonqualified Deferred Retirement Plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax deferred earnings, plus interest, as a retirement fund. These deferrals are in addition to those allowed under the MGM Grand Hotel, Inc. 401(k) savings plan. All deferred amounts vest immediately. There are no employer matching contributions made under this plan. The full amount vested in a participant's account will be distributed to a participant following termination of employment, normal retirement or in the event of disability or death.

  The Company and MGM Grand Hotel, Inc. maintain an Employee Stock Purchase Plan. The plan provides eligible employees the opportunity to purchase shares of the Company's Common Stock via payroll deductions. The price for each share of Common Stock is the weighted average price paid for all the shares purchased by the Plan Administrator on behalf of the participating employees on the last trading day of each month. The Company and MGM Grand Hotel, Inc. pay the administrative costs of the plan. The plan may be amended or terminated at any time by the Company's Board of Directors or by a committee designated by the Board of Directors.

  Participation in the NYNY 401(k) employee savings plan is available for all full time employees. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax deferred earnings as a retirement fund. NYNY matches 50% of employee contributions up to a maximum of 3% of participating employee's eligible gross wages. For the period ended December 31, 1999, NYNY contributions under this arrangement were $.7 million.

  Participation in MGM Grand Detroit's 401(k) employee savings plan is available for all employees after completing three months of employment. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. MGM Grand Detroit matches 50% of employee contributions up to a maximum of 6% of participating employee's eligible gross wages. Matching contributions vest ratably over a five-year period. For the period ended December 31, 1999, MGM Grand Detroit contributions under this arrangement were $.2 million.

  Effective with the March 1, 1999 Merger with Primadonna, a section 401(k) employee savings plan (the "Primadonna Savings Plan") for Primadonna employees was acquired. The Primadonna Savings Plan allows participants to defer, on a pretax basis, a portion of their salary and accumulate tax deferred earnings as a retirement fund. The Company matches 50% of employee contributions up to a maximum of 2.5%, which was amended to 3% on December 1, 1999, of participating employee's eligible gross wages and bonus. For the period ended December 31, 1999, Primadonna contributions under the arrangement were $.3 million.

  Effective with the September 1995 acquisition of MGM Grand Australia (see
Note 1), an Australian employee retirement fund was acquired. The fund is subject to the Superannuation Industry (Supervision) Act of 1993, imposing a legal obligation on MGM Grand Australia to contribute to all employees. MGM Grand Australia maintains two categories for the plan, depending on employment status: category (A) for executive employees and category (B) for staff. Death and Disablement benefits are provided for all members; however, category (A) members receive increased coverages under both benefits. MGM Grand Australia contributes 7% of salary to satisfy the Superannuation Guarantee Legislation, and allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax deferred earnings as a retirement fund. The full amount vested in members' retirement accounts is payable to the member following termination of employment, under certain circumstances or normal retirement. During 1999, MGM Grand Australia contributed under these arrangements $.3 million and $.6 million for the executive employees and staff, respectively. During 1998, MGM Grand Australia contributed under these arrangements $.3 million and $.5 million for the executive employees and staff, respectively. During 1997, MGM Grand Australia contributed under these arrangements $.2 million and $.5 million for the executive employees and staff, respectively.

Note 16. Master Plan Asset Disposition

  During 1997, the Company enhanced and increased the Master Plan from $250 million to approximately $570 million, and wrote off assets with a net book value of $28.6 million (pre-tax), which included the original swimming pool facility which was replaced by the Mansion at the MGM Grand, consisting of 29 exclusive suites and villas, and certain theme park assets.

Note 17. Income Taxes

  The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. At December 31, 1999, the Company believes that it is more likely than not that its deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income. Accordingly, there is no valuation allowance at December 31, 1999.

  The Company merged with Primadonna Resorts, Inc. on March 1, 1999 through a transaction that qualified as a tax free reorganization under the Internal Revenue Code. The respective deferred tax assets and liabilities of The Primadonna Resorts, Inc. have been consolidated with the MGM Grand, Inc. deferred balances, and are reflected in the December 31, 1999 deferred tax assets and liabilities below.

  The provision for income taxes and income from continuing operations before extraordinary item and cumulative effect of change in accounting principle for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                       Years Ended December
                                                                31,
                                                      ------------------------
                                                       1999     1998    1997
                                                      -------  ------- -------
                                                          (In thousands)
   Current--Federal.................................. $26,035  $23,250 $14,207
   Deferred--Federal.................................  26,188   14,847  51,439
                                                      -------  ------- -------
     Provision for Federal income taxes.............. $52,223  $38,097 $65,646
                                                      =======  ======= =======
   Current--State.................................... $   803  $   --  $   --
   Deferred--State...................................    (320)     --      --
                                                      -------  ------- -------
     Provision for City and State income taxes....... $   483  $   --  $   --
                                                      =======  ======= =======
   Current--Foreign.................................. $ 2,945  $ 1,541 $   --
   Deferred--Foreign.................................    (622)     942    (601)
                                                      -------  ------- -------
     Provision for Foreign income taxes.............. $ 2,323  $ 2,483 $  (601)
                                                      =======  ======= =======

  Reconciliation of the Federal income tax rate and the Company's effective tax rate is as follows:

                                                                Years Ended
                                                                December 31,
                                                               ----------------
                                                               1999  1998  1997
                                                               ----  ----  ----
   Federal income tax rate.................................... 35.0% 35.0% 35.0%
   Permanent and other items..................................  1.6   2.0   1.1
   Changes in valuation allowance.............................  --    --    --
                                                               ----  ----  ----
   Effective tax rate......................................... 36.6% 37.0% 36.1%
                                                               ====  ====  ====

  As of December 31, 1999 and 1998, the major tax affected components of the Company's net deferred tax liability are as follows:

                                                              1999      1998
                                                           ---------- ---------
                                                              (In thousands)
     Deferred Tax Assets - Federal and State:
       Bad debt reserve................................... $    3,844 $  12,234
       Tax credit carryforwards...........................     25,390    29,492
       Preopening costs...................................        471       --
                                                           ---------- ---------
                                                               29,705    41,726
                                                           ---------- ---------
     Deferred Tax Liabilities - Federal and State:
       Depreciation and amortization......................  (107,090)  (72,817)
       Accruals, reserves and other.......................   (11,783)   (9,261)
                                                           ---------- ---------
                                                            (118,873)  (82,078)
                                                           ---------- ---------
     Deferred Tax Liabilities - Foreign:
       Depreciation, amortization and other...............    (2,093)   (2,715)
                                                           ---------- ---------
     Net Deferred Tax Liability........................... $ (91,261) $(43,067)
                                                           ========== =========

  For U.S. Federal income tax return purposes, the Company has an alternative minimum tax credit carryforward of $24.3 million which does not expire, and a general business tax credit carryforward of $1.1 million which expires in different periods through 2013.

Note 18. Related-Party Transactions

  The Company, through its wholly-owned subsidiary MGM Grand Hotel, Inc., has entered into an agreement to lease space in NYNY to operate a race book and sports pool. The terms of the lease are for ten years from the commencement date of January 3, 1997, with an option for an additional term of ten years. MGM Grand Hotel, Inc. is obligated to pay to NYNY the greater of a minimum annual rent of $.2 million or percentage rent based upon gross revenue. The percentage rent is based on a graduated scale of gross revenue at percentages ranging from 12% to 15%. During 1999 and 1998, approximately $.1 million and $.4 million were paid under this agreement. The race and sports pool rent payment was below the minimum annual rent of $.2 million due to the closure of the race book and sports pool in May 1999. Additionally, MGM Grand Hotel, Inc. provided various other hotel goods and services for which NYNY paid approximately $.1 million during both 1999 and 1998. On September 4, 1996, the Company also entered into an agreement with NYNY to provide exclusive floral services through its wholly-owned subsidiary, MGM Grand Merchandising, Inc., at rates generally comparable to those offered by third parties. Payments were made by NYNY totaling $.2 million and $.1 million under the floral service contract for 1999 and 1998, respectively. The Company and NYNY have entered into various other transactions and arrangements which, individually and in the aggregate, are not material.

  For the years ended December 31, 1999 and 1998, the Company and its subsidiaries rented aircraft from Tracinda for various business purposes. The aggregate amount of rental payments were $.1 million and $.3 million, respectively, and the rent payments were at rates which management believes are generally below those offered by third parties. The Company and Tracinda have entered into various other transactions and arrangements which, individually and in the aggregate, are not material.

  During 1999 and 1998, the Company made no additional contributions to NYNY LLC. The Company received no distributions in 1999 and $4.1 million in distributions in 1998 from NYNY LLC to pay taxes on its allocated share of income.

  In August 1998, Tracinda agreed to sell its building and land (approximately .56 acres located in Las Vegas, Nevada) to the Company's subsidiary, MGM Grand
Hotel, Inc., for $1.8 million. The Company, based on appraisals it received, believes that this purchase was on terms comparable to what it could have obtained for the land and building on an arms-length basis in an equivalent transaction with a third party.

  Pursuant to an agreement dated December 23, 1996, between MGM Grand Hotel, Inc. and MGM Home Entertainment, Inc. ("MGM-HE"), a California-based motion picture studio in which Tracinda has an approximate 89.1% ownership interest, (collectively with its subsidiaries, "MGM Inc.") MGM Grand Hotel, Inc. can utilize key art, still photographs of artwork and one-minute film clips from certain Metro Goldwyn Mayer, Inc.'s motion picture releases on an as-needed basis. MGM Grand Hotel, Inc. does not pay any monetary compensation for these licenses. Affiliates of MGM Grand Hotel, Inc. and MGM Inc. occasionally conduct cross-promotional campaigns, in which MGM Grand Hotel, Inc. or its affiliate's hotels and MGM Inc.'s motion picture releases are promoted together; however, management believes that the amounts involved are immaterial. During 1999 and 1998, MGM Grand Hotel, Inc. purchased video cassettes and other MGM-HE merchandise of approximately $.1 million each year at rates which management believes are generally comparable to those offered to third parties. In addition, MGM Grand Hotel, Inc. provided various goods and services during 1999 to MGM-HE which, individually and in the aggregate, are not material.

  Pursuant to a License Agreement between a predecessor in interest to the Company and Metro Goldwyn Mayer Film Co. dated February 29, 1980, as amended May 18, 1992 and as further amended August 6, 1998, the Company has an open-ended exclusive royalty-free license in perpetuity to use certain trademarks, trade names and logos in and in connection with the Company's hotel/gaming business and other businesses, excluding the film entertainment business.

  During the three-year periods ended December 31, 1999, 1998 and 1997, the Company and MGM-HE have entered into various other transactions and arrangements which, individually and in the aggregate, are not material.

Note 19. Primadonna Acquisition

  On March 1, 1999, the Company completed the Merger with Primadonna Resorts, Inc. for 19 million shares of the Company's common stock valued at approximately $243.6 million plus the assumption of debt totaling $315.2 million. Primadonna shareholders received .66 shares of the Company's common stock for every Primadonna share held. The transaction was accounted for as a purchase and, accordingly, the purchase price was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the Merger. The operating results for Primadonna are included in the Consolidated Statement of Operations from the date of acquisition.

  The following unaudited pro forma consolidated financial information for the Company has been prepared assuming that the Merger had occurred on the first day of the following respective periods:

                                                               Years ended
                                                              December 31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
                                                          (in thousands except
                                                           per share amounts)
                                                          ---------------------
   Net Revenues.........................................  $1,458,749 $1,187,830
                                                          ========== ==========
   Operating Profit before Preopening, Other Non-
    Recurring Expenses and Corporate Expense............  $  305,677 $  197,285
                                                          ========== ==========
   Operating Income.....................................  $  219,725 $  180,656
                                                          ========== ==========
   Net Income before Extraordinary Item and Cumulative
    Effect of Accounting Change.........................  $   99,047 $   84,276
                                                          ========== ==========
   Basic Earnings per Share before Extraordinary Item
    and Cumulative Effect of Accounting Change..........  $     0.83 $     0.65
                                                          ========== ==========
   Weighted Average Basic Shares Outstanding (000's)....     119,090    130,442
                                                          ========== ==========
   Diluted Earnings per Share before Extraordinary Item
    and Cumulative Effect of Accounting Change..........  $     0.80 $     0.64
                                                          ========== ==========
   Weighted Average Diluted Shares Outstanding (000's)..     123,268    131,802
                                                          ========== ==========

  These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what the Company's actual results would have been had the acquisition been completed as of the beginning of these periods, or of future results.

Note 20. Subsequent Event (unaudited)

  On March 6, 2000, the Company announced the signing of a definitive merger agreement with Mirage Resorts, Incorporated ("Mirage"), under which the Company will acquire all of the outstanding shares of Mirage for $21 per share in cash. The transaction will have a total equity value of approximately $4.4 billion. In addition, the Company will assume the outstanding debt of Mirage of approximately $2.0 billion. The transaction is subject to the approval of Mirage shareholders and to the satisfaction of customary closing conditions contained in the merger agreement, including the receipt of all necessary regulatory and governmental approvals. The transaction will be accounted for as a purchase and is anticipated to close during the fourth quarter of 2000.

Note 21. Consolidating Condensed Financial Information

  The Company's subsidiaries (excluding New York-New York, The Primadonna Company, LLC, PRMA, LLC, New PRMA Las Vegas, Inc., MGM Grand Detroit II, LLC, MGM Grand-Bally's Monorail Limited Liability Company, MGM Grand Austalia, Inc. and the Company's non-U.S. subsidiaries and their U.S. holding companies which have no other assets or operations) have unconditionally guaranteed payment of the New Facility and Senior Collateralized Notes. The guaranty given by MGM Grand Detroit, LLC and the pledge of its assets, are limited to the amount borrowed under the credit facility which is made available to MGM Grand Detroit, LLC. All material non-guarantor subsidiaries were acquired or established during 1999, accordingly comparative information has not been provided as prior to that time all material subsidiaries were guarantors.

                                MGM Grand, Inc.
                 Consolidating Condensed Financial Information
                As of and for the year ended December 31, 1999
                                (In thousands)

                          MGM Grand,   Guarantor   Non-Guarantor
                             Inc.     Subsidiaries Subsidiaries  Elimination  Consolidated
                          ----------  ------------ ------------- -----------  ------------
Balance Sheet
-------------
Current assets..........  $  222,712   $  216,523    $ 63,371    $  (232,693)  $  269,913
Property and equipment,
 net....................      11,227    1,560,281     831,037        (12,021)   2,390,524
Investment in
 subsidiaries...........   1,232,701           --          --     (1,232,701)          --
Investment in
 unconsolidated
 affiliates.............     127,902           --     226,748       (342,165)      12,485
Excess of purchase price
 over fair market value
 of net assets acquired,
 net....................          --           --      36,550             --       36,550
Intercompany note
 receivable.............     288,779           --    (288,779)            --           --
Other non-current
 assets.................      10,553       28,955      11,763             --       51,271
                          ----------   ----------    --------    -----------   ----------
                          $1,893,874   $1,805,759    $880,690    $(1,819,580)  $2,760,743
                          ==========   ==========    ========    ===========   ==========
Current liabilities.....  $  145,138   $  462,422    $ 92,865    $  (410,335)  $  290,090
Long term obligation,
 capital leases.........          --        4,284       8,580             --       12,864
Long term debt..........   1,112,000      169,000      29,989             --    1,310,989
Other non-current
 liabilities............      67,000        4,241      24,766         16,947      112,954
Stockholders' equity....     569,736    1,165,812     724,490     (1,426,192)   1,033,846
                          ----------   ----------    --------    -----------   ----------
                          $1,893,874   $1,805,759    $880,690    $(1,819,580)  $2,760,743
                          ==========   ==========    ========    ===========   ==========
Statement of Operations
-----------------------
Revenues:
 Casino.................  $       --   $  613,657    $260,124    $        --   $  873,781
 Rooms..................          --      179,704      71,671           (168)     251,207
 Food and beverage......          --      122,247      39,276           (222)     161,301
 Entertainment, retail
  and other.............       1,560      135,410      76,649         (1,782)     211,837
 Income from
  unconsolidated
  affiliate.............       6,099           --          --            (15)       6,084
                          ----------   ----------    --------    -----------   ----------
                               7,659    1,051,018     447,720         (2,187)   1,504,210
 Less: Promotional
  allowances                      --       88,139      24,421             --      112,560
                          ----------   ----------    --------    -----------   ----------
                               7,659      962,879     423,299         (2,187)   1,391,650
                          ----------   ----------    --------    -----------   ----------
Expenses:
 Casino.................          --      323,224      94,300            (33)     417,491
 Rooms..................          --       46,708      28,356             --       75,064
 Food and beverage......          --       75,443      25,428             --      100,871
 Entertainment, retail
  and other.............          --       88,743      30,765           (184)     119,324
 Provision for doubtful
  accounts and
  discounts.............          --       46,600         557             --       47,157
 General and
  administrative........          --      129,856      80,082             --      209,938
 Depreciation and
  amortization..........          --       84,383      41,958           (356)     125,985
 Preopening and other...      18,526       50,195       2,774             --       71,495
 Corporate expense......      16,426           --          --         (1,969)      14,457
                          ----------   ----------    --------    -----------   ----------
                              34,952      845,152     304,220         (2,542)   1,181,782
                          ----------   ----------    --------    -----------   ----------
Operating income
 (loss).................     (27,293)     117,727     119,079            355      209,868
Interest expense, net...      (4,028)     (26,693)    (28,048)            --      (58,769)
Other, net..............          --         (134)       (812)            --         (946)
                          ----------   ----------    --------    -----------   ----------
Income before income
 taxes, extraordinary
 item and cumulative
 effect of change in
 accounting principle...     (31,321)      90,900      90,219            355      150,153
Provision for income
 taxes..................     (55,029)          --          --             --      (55,029)
                          ----------   ----------    --------    -----------   ----------
Income before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............     (86,350)      90,900      90,219            355       95,124
Extraordinary item......         484           --      (1,382)            --         (898)
Cumulative effect of
 change in accounting
 principle..............       4,399      (12,567)         --             --       (8,168)
                          ----------   ----------    --------    -----------   ----------
Net income (loss).......  $  (81,467)  $   78,333    $ 88,837    $       355   $   86,058
                          ==========   ==========    ========    ===========   ==========
Statement of Cash Flows
-----------------------
Net cash provided by
 (used in) operating
 activities.............  $ (104,939)  $  224,163    $123,250    $    47,403   $  289,877
Net cash provided by
 (used in) investing
 activities.............         (33)    (367,250)    (12,171)        (7,239)    (386,693)
Net cash provided by
 (used in) financing
 activities.............      80,210      162,678    (110,035)         3,529      136,382

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of MGM Grand, Inc.:

  We have audited the accompanying consolidated balance sheets of MGM Grand, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MGM Grand, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 1999, in conformity with accounting principles generally accepted in the United States.

  As explained in Note 2 of notes to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for start-up activities in accordance with Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

                                          ARTHUR ANDERSEN LLP

Las Vegas, Nevada
January 20, 2000
(except with respect to the
matter discussed in Note 11,
as to which the date is March
1, 2000)

                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of May, 2000.

                                          MGM GRAND, INC.

                                          By

                                                /s/ Scott Langsner
                                            -----------------------------------
                                                     Scott Langsner
                                                Senior Vice President and
                                                   Secretary/Treasurer