Form 10-Q
period 2000-03-31
MGM GRAND INC
filed 2000-05-10
CIK 789570

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                  March 31, 2000
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Transition period from                         to
                               ------------------------  -----------------------

Commission File Number:                       0-16760
                        --------------------------------------------------------

                                MGM GRAND, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    88-0215232
---------------------------------         --------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


        3799 Las Vegas Boulevard South, Las Vegas, Nevada       89109
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at May 8, 2000
------------------------------------   -----------------------------------------
  Common Stock, $.01 par value                      158,399,686 shares

                        MGM GRAND, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                   I N D E X

                                                                    Page
                                                                    ----

PART I.     FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Condensed Consolidated Statements of
             Operations for the Three Months Ended
             March 31, 2000 and March 31, 1999..............         1-2

             Condensed Consolidated Balance Sheets
             at March 31, 2000 and December 31, 1999........           3

             Condensed Consolidated Statements of
             Cash Flows for the Three Months Ended
             March 31, 2000 and March 31, 1999..............           4

             Notes to Condensed Consolidated Financial
             Statements ....................................        5-10

   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations .................................       11-14

PART II.  OTHER INFORMATION

   Item 1.   Legal Proceedings..............................          15
   Item 6.   Reports on Form 8-K............................          15

             Signatures.....................................          16

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)
                                  (Unaudited)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                             -------------------------------
                                                                                                   2000              1999
                                                                                             ------------       ------------
REVENUES:
   Casino                                                                                        $304,635           $138,053
   Rooms                                                                                           67,333             54,839
   Food and beverage                                                                               51,126             34,447
   Entertainment, retail and other                                                                 53,031             40,422
   Income from unconsolidated affiliate                                                                 -              6,084
                                                                                             ------------       ------------
                                                                                                  476,125            273,845
   Less: promotional allowances                                                                    33,253             22,478
                                                                                             ------------       ------------
                                                                                                  442,872            251,367
                                                                                             ------------       ------------
EXPENSES:
   Casino                                                                                         143,358             72,635
   Rooms                                                                                           19,496             14,718
   Food and beverage                                                                               27,546             20,990
   Entertainment, retail and other                                                                 28,467             25,271
   Provision for doubtful accounts and discounts                                                   14,926             11,395
   General and administrative                                                                      64,463             33,620
   Preopening, restructuring and other non-recurring expenses                                       6,488              8,810
   Depreciation and amortization                                                                   39,871             20,892
                                                                                             ------------       ------------
                                                                                                  344,615            208,331
                                                                                             ------------       ------------

OPERATING PROFIT BEFORE CORPORATE EXPENSE                                                          98,257             43,036

   Corporate expense                                                                                5,817              5,094
                                                                                             ------------       ------------
OPERATING INCOME                                                                                   92,440             37,942
                                                                                             ------------       ------------
OTHER INCOME (EXPENSE):
   Interest income                                                                                    763                327
   Interest expense, net of amounts capitalized                                                   (22,089)            (8,186)
   Interest expense from unconsolidated affiliate                                                       -             (1,058)
   Other, net                                                                                        (162)              (201)
                                                                                             ------------       ------------
                                                                                                  (21,488)            (9,118)
                                                                                             ------------       ------------


INCOME BEFORE PROVISION FOR INCOME TAXES, EXTRAORDINARY
   ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                    70,952             28,824
     Provision for income taxes                                                                   (26,647)           (10,333)
                                                                                             ------------       ------------

NET INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                                        44,305             18,491
     Extraordinary loss on early extinguishment of debt, net of $484 tax benefit                        -               (898)
     Cumulative effect of change in accounting principle for preopening, net
       of $4,399 tax benefit                                                                            -             (8,168)
                                                                                             ------------       ------------
NET INCOME                                                                                       $ 44,305           $  9,425
                                                                                             ============       ============

NET INCOME                                                                                       $ 44,305           $  9,425
   Currency translation adjustment                                                                  3,812             (1,451)
                                                                                             ------------       ------------
COMPREHENSIVE INCOME                                                                             $ 48,117           $  7,974
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

                       MGM GRAND, INC. AND SUBSIDIARIES
                           PER SHARE OF COMMON STOCK
                                  (Unaudited)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                         -------------------------------------
                                                                                              2000                   1999
                                                                                          -------------          -------------
PER SHARE OF COMMON STOCK:

   Basic:
   Net income per share before extraordinary item and
      cumulative effect of change in accounting principle                                      $   0.39               $   0.17
   Extraordinary item, net                                                                            -                  (0.01)
   Cumulative effect of change in accounting principle, net                                           -                  (0.07)
                                                                                          -------------          -------------
         Net income per share                                                                  $   0.39               $   0.09
                                                                                          =============          =============

   Weighted Average Shares Outstanding (000's) (1)                                              112,819                110,752
                                                                                          =============          =============


   Diluted:
   Net income per share before extraordinary item and
      cumulative effect of change in accounting principle                                      $   0.38               $   0.16
   Extraordinary item, net                                                                            -                  (0.01)
   Cumulative effect of change in accounting principle, net                                           -                  (0.07)
                                                                                          -------------          -------------
         Net income per share                                                                  $   0.38               $   0.08
                                                                                          =============          =============

   Weighted Average Shares Outstanding (000's) (1)                                              115,438                113,292
                                                                                          =============          =============

Note:
(1) All references to share and per share data herein have been adjusted retroactively to give effect to the 2 for 1 stock split effective on February 10, 2000.

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                       MGM GRAND, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (Unaudited)

                                    ASSETS
                                                                                           March 31,        December 31,
                                                                                             2000               1999
                                                                                         ------------       ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                               $   98,080         $  121,522
   Accounts receivable, net                                                                    75,308             83,101
   Prepaid expenses and other                                                                  29,634             32,598
   Inventories                                                                                 12,143             15,240
   Deferred tax asset                                                                           5,645             17,452
                                                                                         ------------       ------------
       Total current assets                                                                   220,810            269,913
                                                                                         ------------       ------------

PROPERTY AND EQUIPMENT, NET                                                                 2,411,940          2,390,524

OTHER ASSETS:
   Investments in unconsolidated affiliates, net                                               12,632             12,485
   Excess of purchase price over fair market value
     of net assets acquired, net                                                               36,294             36,550
   Deposits and other assets, net                                                              51,388             51,271
                                                                                         ------------       ------------
       Total other assets                                                                     100,314            100,306
                                                                                         ------------       ------------
                                                                                           $2,733,064         $2,760,743
                                                                                         ============       ============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                        $   30,334         $   38,018
   Construction payable                                                                         5,424              7,896
   Income taxes payable                                                                        14,000              3,296
   Dividend payable                                                                                 -             11,388
   Current obligation, capital leases                                                           5,132              5,145
   Current obligation, long term debt                                                           7,284              7,852
   Accrued interest on long term debt                                                           8,758             18,915
   Other accrued liabilities                                                                  169,347            197,580
                                                                                         ------------       ------------
       Total current liabilities                                                              240,279            290,090
                                                                                         ------------       ------------

DEFERRED REVENUES                                                                               4,776              4,241
DEFERRED INCOME TAXES                                                                         105,716            108,713
LONG TERM OBLIGATION, CAPITAL LEASES                                                           11,558             12,864
LONG TERM DEBT                                                                              1,334,000          1,310,989
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock ($.01 par value, 300,000,000 shares authorized,
     138,897,662 and 138,445,048 shares issued and outstanding)                                 1,389              1,384
   Capital in excess of par value                                                           1,268,912          1,261,625
   Treasury stock, at cost (27,059,000 and 24,565,200 shares)                                (558,403)          (505,824)
   Retained earnings                                                                          311,529            267,165
   Other comprehensive income                                                                  13,308              9,496
                                                                                         ------------       ------------
       Total stockholders' equity                                                           1,036,735          1,033,846
                                                                                         ------------       ------------
                                                                                           $2,733,064         $2,760,743
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

                       MGM GRAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                           ------------------------
                                                                                             2000            1999
                                                                                           --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $ 44,305       $   9,425
   Adjustments to reconcile net income to net cash from
     operating activities:
       Depreciation and amortization                                                         40,049          21,095
       Amortization of debt offering costs                                                      490             490
       Provision for doubtful accounts and discounts                                         14,926          11,395
       Loss on early extinguishment of debt                                                       -           1,382
       Cumulative effect of accounting change                                                     -          12,567
       Earnings in excess of distributions-unconsolidated affiliate                               -          (5,026)
       Deferred income taxes                                                                 11,984           3,740
       Change in assets and liabilities:
         Accounts receivable                                                                 (7,133)         16,139
         Inventories                                                                          2,837           1,279
         Prepaid expenses and other                                                           2,964          (6,184)
         Income taxes payable                                                                10,704           5,638
         Accounts payable, accrued liabilities and other                                    (51,084)        (41,139)
         Currency translation adjustment                                                      1,076            (127)
                                                                                           --------       ---------
           Net cash from operating activities                                                71,118          30,674
                                                                                           --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                      (62,401)       (117,257)
   Acquisition of Primadonna Resorts, Inc., net                                                   -         (13,345)
   Disposition of property and equipment, net                                                   198           4,691
   Change in construction payable                                                            (2,472)          4,779
   Change in deposits and other assets, net                                                   1,552           9,880
                                                                                           --------       ---------
           Net cash from investing activities                                               (63,123)       (111,252)
                                                                                           --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments to banks and others                                                            (1,821)         (2,593)
   Issuance of long term debt                                                                     -               -
   Borrowings under bank line of credit                                                      90,000         450,000
   Extinguishment of long term debt                                                               -        (374,500)
   Repayments of bank lines of credit                                                       (63,000)        (15,000)
   Purchase of treasury stock                                                               (52,579)              -
   Cash dividend paid                                                                       (11,329)              -
   Issuance of common stock                                                                   7,292           6,484
                                                                                           --------       ---------
           Net cash from financing activities                                               (31,437)         64,391
                                                                                           --------       ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (23,442)        (16,187)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            121,522          81,956
                                                                                           --------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 98,080       $  65,769
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

                           MGM GRAND, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Note 1.    Organization and Basis of Presentation

          MGM Grand, Inc. (the "Company") is a Delaware corporation, incorporated on January 29, 1986. As of March 31, 2000, approximately 64.4% of the outstanding shares of the Company's common stock were owned by Kirk Kerkorian and Tracinda Corporation ("Tracinda"), a Nevada corporation wholly owned by Kirk Kerkorian.

          Through its wholly-owned subsidiary, MGM Grand Hotel, Inc., the Company owns and operates the MGM Grand Hotel and Casino ("MGM Grand Las Vegas"), a hotel, casino and entertainment complex in Las Vegas, Nevada.

          Prior to March 1, 1999, the Company and Primadonna Resorts, Inc. ("Primadonna") each owned 50% of New York-New York Hotel and Casino, LLC ("NYNY LLC"). On March 1, 1999, the Company completed its acquisition (the "Acquisition") with Primadonna Resorts, Inc., and as part of the Acquisition, acquired Primadonna's 50% ownership interest in NYNY LLC, which owns and operates the destination resort called New York-New York Hotel and Casino ("NYNY") in Las Vegas, Nevada (see Note 6). Consequently, as of March 1, 1999, Primadonna and NYNY LLC are wholly-owned subsidiaries of the Company. The Acquisition also gave the Company ownership of three hotel and casinos located in Primm, Nevada at the California/Nevada stateline, which includes: Whiskey Pete's, Buffalo Bill's and the Primm Valley Resort (the "Primm Properties"), as well as two championship golf courses located one mile from the Primm Properties.

          Through its wholly-owned subsidiary, MGM Grand Detroit, Inc., the Company and its local partners in Detroit, Michigan formed MGM Grand Detroit, LLC to develop a hotel, casino and entertainment complex ("MGM Grand Detroit"), at an approximate cost of $800 million. On November 20, 1997, the Company was chosen to construct, own and operate one of Detroit's three new casinos. Construction of the new hotel/casino is subject to the receipt of various governmental approvals. The plans for the permanent facility call for an 800-room hotel, a 100,000 square-foot casino, signature restaurants and retail outlets, a showroom and other entertainment venues. On July 22, 1998, the Michigan Gaming Control Board adopted a resolution which allowed the issuance of casino licenses to conduct gaming operations in temporary facilities. On July 28, 1999, the Michigan Gaming Control Board issued a casino license to MGM Grand Detroit, LLC to conduct gaming operations in it's interim facility ("MGM Grand Detroit Casino"), which commenced operations on July 29, 1999. The MGM Grand Detroit Casino is located directly off of the Lodge freeway in downtown Detroit, Michigan.

          Through its wholly-owned subsidiary, MGM Grand Australia Pty Ltd., the Company owns and operates the MGM Grand Hotel and Casino in Darwin, Australia ("MGM Grand Australia"), which is located on 18 acres of beachfront property on the north central coast of Australia.

          Through its wholly-owned subsidiary, MGM Grand South Africa, Inc., the Company manages one permanent and two temporary casinos in two provinces of the Republic of South Africa. The Company managed a temporary facility in Nelspruit from October 15, 1997 to November 17, 1999, at which time a permanent casino began operations, the temporary casino in Witbank began operations on March 10, 1998 and the temporary casino in Johannesburg began operations on September 28, 1998. The Company receives management fees from its partner, Tsogo Sun Gaming & Entertainment, which is responsible for providing all project costs.

           Through its wholly-owned subsidiary, MGM Grand Atlantic City, Inc., the Company has announced plans to construct, own and operate a destination resort hotel, casino, entertainment and retail facility in Atlantic City, New Jersey, at an approximate cost of $700 million, on approximately 35 acres of land on the Atlantic City Boardwalk. Construction of the project is subject to the receipt of various governmental approvals. On July 24, 1996, the Company was found suitable for licensing by the New Jersey Casino Control Commission. Through March 31, 2000, approximately $70 million was expended, with $69.1 million capitalized and $.9 million expensed by the Company for the project.

          As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in the financial statements prepared in accordance

                            MGM GRAND, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Continued)

     Note 1.    Organization and Basis of Presentation (continued)

     with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1999 Annual Report included in the Company's Form 10-K/A.

          In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000, and the results of operations for the three month periods ended March 31, 2000 and 1999. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

          Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation, which have no effect on previously reported net income.

     Note 2.    Statements of Cash Flows - Supplemental Disclosures

          For the three months ended March 31, 2000 and 1999, cash payments made for interest, net of amounts capitalized, were $31.6 million and $1.6 million, respectively.

          Cash payments made for state and federal taxes for the three months ended March 31, 2000 and 1999 were $3.6 million and $2 million, respectively.

          As a result of the Acquisition (see Note 6), the Company issued stock to Primadonna shareholders in the amount of approximately $243.6 million and assumed long term debt totaling $315.2 million.

     Note 3.    Long Term Debt and Notes Payable

     Long term debt consisted of the following (in thousands):

                                                                       March 31,        December 31,
                                                                         2000              1999
                                                                      -----------       ------------

     Senior Reducing Revolving Credit Facility                         $  662,000        $  612,000
     6.95% Senior Collateralized Notes, due February 1, 2005              300,000           300,000
     6.875% Senior Collateralized Notes, due February 6, 2008             200,000           200,000
     MGM Grand Detroit, LLC Credit Facility, due April 1, 2003            146,000           169,000
     Australian Bank Facility, due December 1, 2004 (US$)                  33,284            37,841
                                                                      -----------       -----------
                                                                        1,341,284         1,318,841
     Less:  Current Maturities                                             (7,284)           (7,852)
                                                                      -----------       -----------
                                                                       $1,334,000        $1,310,989
                                                                      ===========       ===========

          Total interest incurred for the first three months of 2000 and 1999 was $24.1 million and $13.1 million, respectively, of which $2 million and $4.9 million were capitalized in the 2000 and 1999 periods, respectively. Also, during the first three months of 1999, the Company recognized interest expense from its unconsolidated affiliate of $1.1 million.

     On July 1, 1996, the Company secured a $500 million Senior Reducing Revolving Credit Facility with BA Securities (the "Facility"), an affiliate of Bank of America NT&SA. In August 1996, the Facility was increased to $600 million. In July 1997, the Facility was amended, extended and increased to $1.25 billion (the "New Facility"), with provisions to allow an increase of the New Facility to $1.5 billion as well as to allow additional pari passu debt financing up to $500 million. The New Facility contains various restrictive covenants on the Company, which include the maintenance of certain financial ratios and limitations on additional debt, dividends, capital expenditures and disposition of assets. The New Facility also restricts

                        MGM GRAND, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     Note 3.      Long Term Debt and Notes Payable (continued)

     certain acquisitions and similar transactions. Interest on the New Facility is based on the bank reference rate or Eurodollar rate. The New Facility matures in December 2002, with the opportunity to extend the maturity for successive one year periods. Quarterly reductions of $62.5 million begin on December 23, 2001. On May 4, 1999, two letters of credit totaling $49.9 million were issued under the New Facility to support municipal financing used in connection with the proposed Detroit permanent casino. During the three months ended March 31, 2000, $80 million was drawn down and $30 million was repaid on the New Facility and $662 million remained outstanding.

               The Company filed a Shelf Registration Statement with the Securities and Exchange Commission, which became effective on August 4, 1997. The Shelf Registration Statement allows the Company to issue up to $600 million of debt and equity securities. On February 2 and February 6, 1998, the Company completed public offerings totaling $500 million of Senior Collateralized Notes in tranches of 7 and 10 years. The 7-year tranche of $300 million carries a coupon of 6.95%, while the 10-year tranche of $200 million carries a coupon of 6.875%. Both tranches are initially secured equally and ratably with the New Facility, and the security may be removed equally with the New Facility at the Company's option upon the occurrence of certain events, including the maintenance of investment grade ratings. The Senior Collateralized Notes are pari passu with the New Facility and contain various restrictive covenants, as does the New Facility. The Senior Collateralized Notes and the New Facility are collateralized by substantially all of the assets of the Company except for assets of certain unrestricted subsidiaries (including New York-New York, The Primadonna Company, LLC, PRMA, LLC, New PRMA Las Vegas, Inc., MGM Grand Detroit II, LLC, MGM Grand-Bally's Monorail LLC, MGM Grand Australia Pty Ltd and the non-U.S. subsidiaries of the Company and their U.S. holding companies which have no other assets or operations (see Note 8)).

               The Australian bank facility originally provided a total availability of approximately $63.7 million (AUD $105 million), which has been reduced by principal payments totaling $33.3 million (AUD $50.2 million) made in accordance with the terms of the bank facility, including $1.8 million (AUD $3.0 million) during the three months ended March 31, 2000. As of March 31, 2000, $33.3 million (AUD $54.8 million) remained outstanding. The bank facility includes funding for general corporate purposes. Interest on the bank facility is based on the Australian Bank Bill rate. During 1999, the maturity of the facility was extended from December 2002 to December 2004. The indebtedness has been guaranteed by the Company.

               MGM Grand Australia has a $12.1 million (AUD $20 million) uncommitted standby line of credit, with a funding period of 91 days for working capital purposes. No amounts were borrowed under the line of credit and no amount was outstanding during the three months ended March 31, 2000.

               On March 31, 1999, MGM Grand Detroit, LLC, through its wholly-owned subsidiary, MGM Grand Detroit II, LLC, secured a $230 million credit facility (the "Detroit Facility") with a consortium of banks, the majority of which are based in the greater Detroit metropolitan area. The Detroit Facility will be used to finance the development and construction of the interim and permanent casino complexes and for general working capital. The Detroit Facility may be increased to $250 million at the Company's discretion. The Detroit Facility is secured by substantially all of the assets of the interim facility and is guaranteed by the Company. The Detroit Facility matures in April 2003. During the three months ended March 31, 2000, $10 million was drawn down and $33 million was repaid on the Detroit Facility and $146 million remained outstanding.

               As of March 31, 2000, the Company was in compliance with all covenant provisions associated with the aforementioned obligations.

     Note 4.      Stockholders' Equity

               On June 23, 1998, the Company announced a $17.50 per share cash tender offer for up to 12 million shares of the Company's common stock as part of a 24 million share repurchase program. The offer commenced on July 2, 1998 and expired on July 31, 1998. A total of 21.6 million shares of the Company's common stock were tendered and, accordingly, the shares were prorated. The total acquisition cost of the 12 million shares was approximately $210.6 million.

                        MGM GRAND, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     Note 4.  Stockholders' Equity (continued)

          On March 1, 1999, the Company issued 19 million shares of the Company's common stock valued at approximately $243.6 million in connection with the Primadonna Acquisition (see Note 6).

          On June 10, 1999, the Company announced a $25.00 per share cash tender offer for up to 12 million shares of the Company's common stock. The offer commenced on June 17, 1999 and expired on July 23, 1999. A total of 30.2 million shares of the Company's common stock were tendered, and accordingly, the shares were prorated. The total acquisition cost of the 12 million shares was approximately $282 million. The Company recognized certain non-recurring compensation costs totaling approximately $18.5 million related to exercisable options that were tendered. This tender offer completed the acquisition of the remaining 12 million shares offered in the 24 million share repurchase program announced on June 23, 1998.

          On August 5, 1999, the Company announced a twelve-month stock repurchase program for up to 10 million shares of the Company's common stock. The purchases will be made from time to time in the open market or through privately negotiated transactions as market conditions warrant. Through March 31, 2000, the Company purchased 3.1 million shares for an approximate cost of $65.8 million.

          On December 13, 1999, the Board of Directors approved a two-for-one split of the Company's common stock and declared an initial quarterly cash dividend of $0.10 per share, after giving effect to the stock split. The additional shares were distributed on February 25, 2000 to stockholders of record on February 10, 2000. The cash dividend totaling $11.3 million was paid on March 1, 2000 to stockholders of record on February 10, 2000. All references to share and per share data herein have been adjusted retroactively to give effect to the stock split. Concurrently, the Board of Directors increased the number of authorized shares of the Company's common stock from 75 million shares to 300 million shares.

          As a result of the pending merger with Mirage, the Company announced on April 19, 2000, that the previously declared quarterly dividend policy was discontinued. Also, the Company has determined to suspend the previously announced share repurchase program (see Note 7).

     Note 5.  Earnings per Share

          The Company accounts for earnings per share ("EPS") according to Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 presents two EPS calculations: (i) basic earnings per common share which is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented, and (ii) diluted earnings per common share which is determined on the assumption that options issued to employees are exercised and repurchased at the average price for the periods presented. Weighted average diluted shares include the following: options to purchase 2,619,000 and 2,540,000 shares issued to employees for the three month periods ended March 31, 2000 and 1999, respectively.

     Note 6.   Primadonna Acquisition

          On March 1, 1999, the Company completed the Acquisition of Primadonna Resorts, Inc. for 19 million shares of the Company's common stock valued at approximately $243.6 million plus the assumption of debt totaling $315.2 million. Primadonna shareholders received .66 shares of the Company's common stock for every Primadonna share held. The transaction was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the Acquisition. The operating results for Primadonna are included in the Condensed Consolidated Statements of Operations from the date of acquisition.

                            MGM GRAND, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     Note 6.    Primadonna Acquisition (continued)

          The following unaudited pro forma consolidated financial information for the Company has been prepared assuming that the Acquisition had occurred on the first day of the following respective periods (in thousands, except per share amounts):

                                                                        Three Months Ended
                                                                             March 31,
                                                                       --------------------
                                                                         2000         1999
                                                                       --------     --------
     Net Revenues                                                      $442,872     $318,465
                                                                       ========     ========
     Operating Income                                                  $ 92,440     $ 47,799
                                                                       ========     ========
     Net Income before Extraordinary Item and
        Cumulative Effect of Change in Accounting Principle            $ 44,305     $ 22,414
                                                                       ========     ========

     Basic Earnings per Share before Extraordinary Item
        and Cumulative Effect of Change in Accounting Principle        $   0.39     $   0.18
                                                                       ========     ========
     Weighted Average Basic Shares Outstanding (000's)                  112,819      123,220
                                                                       ========     ========

     Diluted Earnings per Share before Extraordinary Item
        and Cumulative Effect of Change in Accounting Principle        $   0.38     $   0.18
                                                                       ========     ========
     Weighted Average Diluted Shares Outstanding (000's)                115,438      125,946
                                                                       ========     ========

          These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what the Company's actual results would have been had the acquisition been completed as of the beginning of these periods, or of future results.

     Note 7.      Mirage Merger

          On March 6, 2000, the Company announced the signing of a definitive merger agreement with Mirage Resorts, Incorporated ("Mirage"), under which the Company will acquire all of the outstanding shares of Mirage for $21 per share in cash. The transaction will have a total equity value of approximately $4.4 billion. In addition, the Company will assume the outstanding debt of Mirage of approximately $2.0 billion. The Company intends to finance this acquisition and all costs related to the merger through new $4.6 billion bank credit facilities and debt and equity securities, of which the Company has already raised $1.23 billion of new equity through the private placement of 46.5 million shares of MGM Grand, Inc.'s common stock on April 18, 2000. Any public offering of securities will only be made by means of a prospectus supplement. The merger is subject to the approval of Mirage shareholders and to the satisfaction of customary closing conditions contained in the merger agreement, including the receipt of all necessary regulatory and governmental approvals. The merger will be accounted for as a purchase and is anticipated to close in 2000.

                        MGM GRAND, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     Note 8.    Subsidiary Guarantors

 The Company's subsidiaries (excluding New York-New York, The Primadonna Company, LLC, PRMA, LLC, New PRMA Las Vegas, Inc., MGM Grand Detroit II, LLC, MGM Grand-Bally's Monorail LLC, MGM Grand Australia Pty Ltd and the non-U.S. subsidiaries of the Company and their U.S. holding companies which have no other assets or operations) have unconditionally guaranteed payment of the Senior Collateralized Notes and the New Facility. The guaranty given by MGM Grand Detroit, LLC and the pledge of its assets, are limited to the amount borrowed under the credit facility which is made available to MGM Grand Detroit, LLC. All material non-guarantor subsidiaries were acquired or established during 1999, accordingly comparative information has not been provided as prior to that time all material subsidiaries were guarantors.

                                MGM Grand, Inc.
                 Consolidating Condensed Financial Information
              As of and for the three months ended March 31, 2000
                                (In thousands)

                                           MGM Grand,       Guarantor        Non-Guarantor
                                              Inc.         Subsidiaries      Subsidiaries        Elimination       Consolidated
                                          -----------      ------------      -------------      -------------      ------------
Balance Sheet
-------------
Current assets                            $   234,772      $   166,792        $    63,440       $   (244,194)      $   220,810
Property and equipment, net                    11,060        1,590,265            822,553            (11,938)        2,411,940
Investment in subsidiaries                  1,234,982                -                 -          (1,234,982)                -
Investment in unconsolidated affiliates       127,902                -           226,895            (342,165)           12,632
Intercompany note receivable                  254,376                -          (254,376)                  -                 -
Other non-current assets                       11,060           26,128            50,494                   -            87,682
                                          -----------      -----------        ----------        ------------       -----------
                                          $ 1,874,152      $ 1,783,185        $  909,006        $ (1,833,279)      $ 2,733,064
                                          ===========      ===========        ==========        ============       ===========

Current liabilities                       $   146,493      $   421,964        $   95,200        $   (423,378)      $   240,279
Long term obligation, capital leases                -            3,784             7,774                   -            11,558
Long term debt                              1,162,000          146,000            26,000                   -         1,334,000
Other non-current liabilities                  75,127            4,776            25,355               5,234           110,492
Stockholders' equity                          490,532        1,206,661           754,677          (1,415,135)        1,036,735
                                          -----------      -----------        ----------        ------------       -----------
                                          $ 1,874,152      $ 1,783,185        $  909,006        $ (1,833,279)      $ 2,733,064
                                          ===========      ===========        ==========        ============       ===========
Statement of Operations
-----------------------
Revenues:
   Casino                                 $         -      $   225,838        $   78,797        $          -       $   304,635
   Rooms                                            -           46,094            21,275                 (36)           67,333
   Food and beverage                                -           39,478            11,697                 (49)           51,126
   Entertainment, retail and other                475           32,044            21,040                (528)           53,031
   Income from unconsolidated  affiliate            -                -                 -                   -                 -
                                          -----------      -----------        ----------        ------------       -----------
                                                  475          343,454           132,809                (613)          476,125
   Less:  Promotional allowances                    -           25,401             7,852                   -            33,253
                                          -----------      -----------        ----------        ------------       -----------
                                                  475          318,053           124,957                (613)          442,872
                                          -----------      -----------        ----------        ------------       -----------
Expenses:
   Casino                                           -          114,219            29,139                   -           143,358
   Rooms                                            -           11,234             8,262                   -            19,496
   Food and beverage                                -           20,684             6,862                   -            27,546
   Entertainment, retail and other                  -           19,594             8,919                 (46)           28,467
   Provision for doubtful accounts
     and discounts                                  -           14,804               122                   -            14,926
   General and administrative                       -           40,653            23,810                   -            64,463
   Depreciation and amortization                    -           28,527            11,433                 (89)           39,871
   Preopening, restructuring and
     other non-recurring expenses                   -            5,920               568                   -             6,488
   Corporate expense                            6,385                -                 -                (568)            5,817
                                          -----------      -----------        ----------        ------------       -----------
                                                6,385          255,635            89,115                (703)          350,432
                                          -----------      -----------        ----------        ------------       -----------
Operating income (loss)                        (5,910)          62,418            35,842                  90            92,440
Interest expense, net                         (13,485)          (2,493)           (5,348)                  -           (21,326)
Other, net                                     11,280           (8,434)           (3,008)                  -              (162)
                                          -----------      -----------        ----------        ------------       -----------
Income before income taxes,
   extraordinary item and
   cumulative effect of change in
   accounting principle                        (8,115)          51,491            27,486                  90            70,952
Provision for income taxes                    (26,647)               -                 -                   -           (26,647)
                                          -----------      -----------        ----------        ------------       -----------
Net income (loss) before extraordinary
   item and cumualtive effect of
   change in accounting principle         $   (34,762)     $    51,491        $   27,486        $         90       $    44,305
                                          ===========      ===========        ==========        ============       ===========
Statement of Cash Flows
-----------------------
Net cash provided by (used in)
   operating activities                   $   (7,826)      $    40,773        $   39,442        $     (1,271)      $    71,118
Net cash provided by (used in)
   investing activities                         (960)          (57,895)           (5,178)                910           (63,123)
Net cash provided by (used in)
   financing activities                       25,505           (21,075)          (36,224)                357           (31,437)

                        MGM GRAND, INC. AND SUBSIDIARIES


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Quarter versus Quarter

          Net revenues for the first quarter of 2000 were $442.9 million, representing an increase of $191.5 million (76.2%) when compared with $251.4 million during the same period last year. The increase in net revenues was due to strong casino and hotel volumes, as well as the addition of NYNY and the Primm Properties effective with the March 1, 1999 Acquisition of Primadonna (see Note 6) and the continued contribution from the MGM Grand Detroit Casino which opened on July 29, 1999.

          Consolidated casino revenues for the first quarter of 2000 were $304.6 million, representing an increase of $166.5 million (120.6%) when compared
     with $138.1 million during the same period in the prior year.   MGM Grand
     Las Vegas casino revenues were $127.9 million, representing an increase of $20.7 million (19.3%) when compared with $107.2 million during the same period in the prior year. The increase in casino revenues at MGM Grand Las Vegas was a result of increased baccarat volume and win percentage, in addition to an increase in slots volume. MGM Grand Australia reported casino revenues of $7.8 million, representing an increase of $1.2 million (18.2%) when compared with $6.6 million during the same period in the prior year. This increase was largely due to an increase in slots volume, in addition to an increase in tables games and keno volume. NYNY and the Primm Properties reported casino revenues of $29.6 million and $41.5 million, respectively, in the current quarter compared with $10.3 million and $13.9 million, respectively, during the same period in the prior year. The increase at both properties was primarily due to the current year's quarter receiving a full three month contribution from the Acquisition on March 1, 1999 compared to the prior year's quarter which only received a partial contribution. MGM Grand Detroit Casino contributed $98 million to casino revenues during the quarter as a result of the opening of the property on July 29, 1999.

          Consolidated room revenues were $67.3 million for the first quarter of 2000 compared with $54.8 million in the prior year's first quarter, representing an increase of $12.5 million (22.8%). MGM Grand Las Vegas room revenues were $46.1 million, representing a decrease of $.7 million (1.5%) when compared with $46.8 million in the same period of the prior year. The decrease was primarily due to a room renovation currently underway which resulted in approximately 13,000 room nights out of service in the current quarter. The decreased room nights were somewhat offset by a higher occupancy of 97.2% in the first quarter of 2000 compared with 96.5% in the prior year and a higher average daily room rate of $110 in the first quarter of 2000 compared with $109 in the 1999 period. MGM Grand Australia room revenues were $.4 million, representing an increase of $.1 million (33.3%) when compared with $.3 million in the same period of the prior year. The increase was due to a higher average room rate for the 2000 first quarter of $60 compared with $57 in the prior year, as well as an increase in occupancy to 67.6% compared with 53.8% in the prior year. NYNY and the Primm Properties reported room revenues of $14.9 million and $6.0 million, respectively, in the current year's quarter compared with $5.9 million and $1.9 million, respectively, for the first quarter of 1999. The increase at both properties was primarily due to the current year's quarter receiving a full three month contribution from the Acquisition on March 1, 1999 compared to the prior year's quarter which only received a partial contribution.

          Consolidated food and beverage revenues were $51.1 million in the first quarter of 2000, representing an increase of $16.7 million (48.5%) when compared with $34.4 million in the first quarter of the prior year. MGM Grand Las Vegas reported food and beverage revenues of $33.7 million during the first quarter of 2000, representing an increase of $3.8 million (12.7%) when compared with $29.9 million in the first quarter of 1999.
     This increase resulted from increased revenue in the Conference Center, Studio 54 night club and the Grand Buffet. MGM Grand Australia reported food and beverage revenues of $1.2 million, representing an increase of $.2 million (20.0%) when compared with $1.0 million in the first quarter of 1999, due to increased banquet revenue in the current year. NYNY and the Primm Properties reported food and beverage revenues of $3.4 million and $7.1 million, respectively, for the first quarter of 2000 compared with $1.2 million and $2.4 million, respectively, during the prior year. The increase at both properties was primarily due to the current year's quarter receiving a full three month contribution from the Acquisition on March 1, 1999 compared to the prior year's quarter which only received a partial contribution. MGM Grand Detroit Casino contributed $5.7 million to food and beverage revenues during the quarter as a result of the opening of the property on July 29, 1999.

                       MGM GRAND, INC. AND SUBSIDIARIES


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Quarter versus Quarter (continued)

          Consolidated entertainment, retail and other revenues increased $12.6 million (31.2%) from $40.4 million in the 1999 period to $53 million in the 2000 period. MGM Grand Las Vegas entertainment, retail and other revenues increased $.4 million (1.3%) from $31.1 million in the first quarter of 1999 to $31.5 million in the first quarter of 2000. This increase was the result of higher tenant rental and retail and spa revenues in 2000, as well as the addition of the Mansion and Wedding Chapel which both opened in June 1999. The Company had decreased management fees from MGM Grand South Africa of $1.3 million in the 2000 period compared with $2.6 million in the prior year. NYNY and the Primm Properties reported entertainment, retail and other revenues of $9.5 million and $10.3 million, respectively, for the first quarter of 2000 compared with $3.4 million and $3.4 million, respectively, during the prior year's quarter. The increase at both properties was primarily due to the current year's quarter receiving a full three month contribution from the Acquisition on March 1, 1999 compared to the prior year's quarter which only received a partial contribution. MGM Grand Detroit Casino contributed entertainment, retail and other revenues of $.5 million as a result of the opening of the property on July 29, 1999.

          Income from unconsolidated affiliate was $6.1 million for the first quarter of 1999, representing the Company's 50% share of NYNY's operating income. As a result of the Acquisition of Primadonna, on March 1, 1999, NYNY became a 100% owned subsidiary of the Company and as such its results of operations have been consolidated with those of the Company since that time.

          Consolidated operating expenses (before Corporate expense) were $344.6 million in the first quarter of 2000, representing an increase of $136.3 million (65.4%) when compared with $208.3 million for the same period last year. MGM Grand Las Vegas expenses increased $14.0 million (8.4%) from $165.8 million in the 1999 period to $179.8 million in the 2000 period.
     The increase is primarily due to increased casino expenses for gaming taxes, airfare and marketing expenses pertaining to the increased casino revenues, increased provision for doubtful accounts and higher entertainment, retail and other expenses related to the Lion Habitat and Mansion. MGM Grand Australia operating expenses increased from $6.3 million in the 1999 period to $7.1 million in the 2000 period primarily due to higher casino taxes from increased revenue and tax rates. NYNY and the Primm Properties added operating expenses of $36.6 million and $45.3 million, respectively, during the first quarter of 2000 compared with $16 million and $16.3 million, respectively, during the prior year. The increase at both properties was primarily due to the current year's quarter receiving a full three month contribution from the Acquisition on March 1, 1999 compared to the prior year's quarter which only received a partial contribution. As a result of the opening of the property on July 29, 1999, MGM Grand Detroit Casino added $75.8 million in operating expenses during the first quarter of 2000.

          Corporate expense for 2000 was $5.8 million compared with $5.1 million in 1999, representing an increase of $.7 million. The increase in the current quarter was attributable to higher airplane costs, in addition to higher legal and outside service expenses related to the stock dividend and split.

          Interest income of $.8 million for the three months ended March 31, 2000, increased by $.5 million from $.3 million in the first quarter of 1999. The increase was attributable to higher invested cash balances compared to the prior year.

          Interest expense in the first quarter of 2000 was $22.1 million (net of amounts capitalized) compared with $8.2 million in the first quarter of 1999, reflecting increased outstanding loan balances relating to construction of the MGM Grand Detroit Casino, as well as debt assumed in the Acquisition of Primadonna on March 1, 1999. Additionally, the Company recognized interest expense from unconsolidated affiliate of $1.1 million during the 1999 period.

          Extraordinary loss of $.9 million in 1999, net of income tax benefit, reflects the write-off of unamortized debt costs from the NYNY LLC bank facility, which was extinguished on March 31, 1999.

          Cumulative effect of change in accounting principle of $8.2 million in 1999, net of income tax

                       MGM GRAND, INC. AND SUBSIDIARIES


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Quarter versus Quarter (continued)

     benefit, reflects the Company's adoption of Statement of Position 98-5 ("SOP 98-5") which requires that costs associated with start-up activities must be expensed as incurred.

     Liquidity and Capital Resources

          As of March 31, 2000 and December 31, 1999, the Company held cash and cash equivalents of $98.1 million and $121.5 million, respectively. Cash provided by operating activities for the first three months of 2000 was $71.1 million compared with $30.7 million for the same period of 1999.

          During the three months ended March 31, 2000, $80 million was drawn down and $30 million was repaid on the New Facility and $662 million remained outstanding at the end of the period. During the three months ended March 31, 2000, $10 million was drawn down and $33 million was repaid on the Detroit Facility and $146 million remained outstanding at the end of the period.

          As of March 31, 2000, the Company was in compliance with all covenant provisions associated with the aforementioned obligations.

          Capital expenditures during the first three months of 2000 were $62.4 million, of which $30.5 million related to MGM Grand Las Vegas, $2.4 million at NYNY, $2.8 million at Primm Properties, and $.9 million at MGM Grand Australia for general property improvements. Additionally, $7.5 million was spent for the golf course at MGM Grand Las Vegas, $16.4 million was incurred at the MGM Grand Detroit Casino for construction activities and land acquisition and $1.9 million at MGM Grand Atlantic City for land acquisition costs and pre-construction activities. Anticipated capital expenditures remaining for 2000 are approximately $192.1 million, consisting of approximately $69.6 million for MGM Grand Las Vegas, $4.0 million for NYNY, and $6.7 million for the Primm Properties related to general property improvements, $28.1 million related to the golf course at MGM Grand Las Vegas, $79.0 million for construction activities related to the interim and permanent facilities in Detroit, and $4.7 million related to land acquisitions and pre-construction activities for MGM Grand Atlantic City. In conjunction with the proposed Merger with Mirage, the Company may incur additional capital expenditures related to the maintenance of the Mirage properties.

          On August 5, 1999, the Company announced a twelve month stock repurchase program for up to 10 million shares of the Company's common stock. The purchases will be made from time to time in the open market or through privately negotiated transactions as market conditions warrant. Through March 31, 2000, the Company purchased 3.1 million shares for an approximate cost of $65.8 million.

          On December 13, 1999, the Board of Directors approved a two-for-one stock split of the Company's common stock and declared an initial quarterly cash dividend of $0.10 per share, after giving effect to the stock split. The additional shares were distributed on February 25, 2000 to stockholders of record on February 10, 2000. The cash dividend totaling $11.3 million was paid on March 1, 2000 to stockholders of record on February 10, 2000. All references to share and per share data herein have been adjusted retroactively to give effect to the stock split. Concurrently, the Board of Directors increased the number of authorized shares of the Company's common stock from 75 million shares to 300 million shares.

          The Company expects to finance operations, capital expenditures and existing debt obligations through cash flow from operations, cash on hand, bank lines of credit and equity offerings.

          On March 6, 2000, the Company and Mirage entered into a definitive merger agreement whereby the Company will acquire all of the outstanding shares of Mirage for $21 per share in cash. The transaction will have a total equity value of approximately $4.4 billion. In addition, the Company will assume the outstanding debt of Mirage Resorts of approximately $2.0 billion (see Note 7).

          It is expected that the Company will need approximately $6.2 billion in order to complete the Merger. This includes payments to be made to Mirage stockholders and holders of Mirage stock options,

                       MGM GRAND, INC. AND SUBSIDIARIES


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Liquidity and Capital Resources (continued)

     refinancing of certain indebtedness of Mirage and MGM Grand, payment of fees and expenses in connection with the Merger and funds for general corporate purposes after the Merger.

          On April 11, 2000, the Company entered into three new senior credit agreements providing for bank financing totaling $4.3 billion from syndicates of banks each led by Bank of America, N.A. In addition, on May 9, 2000, the Company received a commitment for $300 million of additional bank financing (collectively with the new senior credit agreement, "New Senior Facilities"). The New Senior Facilities consist of: (1) a $2.0 billion five-year senior revolving credit facility maturing five years from the closing of the Merger; (2) a $1.0 billion 364-day senior revolving credit facility maturing 364 days from the closing of the Merger; (3) a $300 million 364-day senior revolving credit facility maturing 364 days from the closing of the Merger; and (4) a $1.3 billion twelve-month senior term loan maturing 12 months from the closing of the Merger. On April 18, 2000, the Company also completed a private placement of 46.5 million shares of its common stock for a total purchase price of approximately $1.23 billion. The Company also intends to complete a bond offering prior to or concurrently with the completion of the Merger where the amount of the bond offering would be equal to the difference between the approximate $6.2 billion needed to finance the Merger and the sum of the $4.6 billion new senior facilities and the amount of the equity offering. To the extent that the amount raised under these facilities and offering exceeds the $6.2 billion needed to finance the Merger, the excess will be used to fund continuing operations or pay down the indebtedness of the combined company.

          These New Senior Facilities contain terms and conditions customary for financings in which the borrower has investment grade credit ratings. In addition, the credit agreements contain representations and warranties, covenants and events of default customary for financings of this type.
     Each senior bank facility will be unconditionally guaranteed by Mirage (upon completion of the Merger), each of its material subsidiaries and each of the Company's subsidiaries except for MGM Grand Detroit II, LLC, MGM Grand-Bally's Monorail LLC, MGM Grand Australia Pty Ltd and non-U.S. subsidiaries of the Company and their U.S. holding companies.

          On March 24, 2000, the Company filed with the Securities and Exchange Commission a Shelf Registration Statement. The Shelf Registration Statement allows the Company to issue up to $2.75 billion of debt and equity securities. The Shelf Registration Statement became effective on May 5, 2000. Any public offering of securities will only be made by means of a prospectus supplement.

          As a result of the pending Merger with Mirage, the Company announced on April 19, 2000, that the previously declared quarterly dividend policy was discontinued. Also, management has determined to suspend the previously announced share repurchase program. The Company intends to focus on utilizing all available free cash flow to pay down debt under existing and future debt obligations, as well as to finance their ongoing operations.

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

                       MGM GRAND, INC. AND SUBSIDIARIES


     Part II.    OTHER INFORMATION

     Items 2, 3, 4, 5 of Part II are not applicable.

     Item 1.     Legal Proceedings

                      On February 23, 2000, MGM Grand, Inc. ("MGM Grand")
                 announced an offer to acquire Mirage Resorts, Inc. ("Mirage") in a friendly merger transaction. Within a week, shareholders of Mirage filed the following ten putative class action complaints before the Clark County, Nevada District Court:
                 Ardezzone v. Mirage Resorts, Inc., et al., Case No. A415363;
                 -----------------------------------------
                 Crandon Capital Partners v. Wynn, et al., Case No. A415364;
                 ----------------------------------------
                 J.M.M. Management Corp. v. Mirage Resorts, Inc., et al., Case
                 -------------------------------------------------------
                 No. A415355; Yassin v. Mirage Resorts, Inc., et al., Case No.
                              --------------------------------------
                 A415354; Zvokel v. Mirage Resorts, Inc., et al., Case No.
                          --------------------------------------
                 A415353; Steiner v. Wynn, et al., Case No. A415509; Kavanagh,
                          -----------------------                    ---------
                 et al. v. Mirage Resorts, et al., Case No. A415508; Sklaroff v.
                 --------------------------------                    -----------
                 Wynn, et al., Case No. A415580; Morgan v. Wynn, et al., Case
                 ------------                    ----------------------
                 No. A415684 and Colangelo v. Wynn, et al., Case No. A415685.
                                 -------------------------
                 Each of the complaints charges the directors and officers of Mirage with breaching their fiduciary duties for failing to properly consider MGM Grand's offer, even though, at the time, Mirage had not responded thereto. Each of the complaints seeks unspecified compensatory damages and injunctive relief, as well as costs and attorneys' fees associated with the action. These claims most likely will be considered moot, because Mirage ultimately accepted an enhanced offer by MGM Grand to purchase all outstanding shares of Mirage for $21 per share. However, given the early stage of the proceedings, and the ability of plaintiffs to amend their pleadings, the outcome of this litigation is impossible to predict. MGM Grand understands that the directors and officers of Mirage deny any allegations of wrongdoing and intend to vigorously defend these actions.

                      The Company understands that an additional lawsuit has
                 been filed in connection with the Mirage merger. The description of that lawsuit contained in the Quarterly Report on Form 10-Q for the period ended March 31, 2000 of Mirage Resorts, Incorporated is set forth below:

                 "On March 29, 2000, a stockholder filed a class action complaint against the Mirage and each of its directors in District Court for Clark County, Nevada. The complaint alleges that the directors breached their fiduciary duties to the stockholders in approving the merger agreement with MGM Grand by failing to maximize the value that stockholders will receive in the merger. In particular, the complaint alleges that the merger agreement grants Stephen A. Wynn the right, under certain circumstances, to purchase fine art from the Company at prices significantly less than a buyer might pay on the open market. The complaint seeks injunctive relief, including an "appropriate evaluation" of the artwork and orders enjoining the defendants from breaching their fiduciary duties and requiring Mr. Wynn to account to stockholders for all damages which they may suffer as a result of sales of Company artwork to him. On April 21, 2000, the plaintiff filed a motion to impose a constructive trust on the Company's artwork. The Mirage believes that the claims are without merit."

     Item 6.     Reports on Form 8-K.

            1. Report on Form 8-K dated February 23, 2000, filed by the Company with the Commission on February 23, 2000 in which events under Item 5, Other Events were reported.

            2. Report on Form 8-K/A dated February 23, 2000, filed by the Company with the Commission on February 23, 2000 in which events under Item 5, Other Events were reported.

            3. Report on Form 8-K dated February 28, 2000, filed by the Company with the Commission on February 28, 2000 in which events under Item 5, Other Events were reported.

            4. Report on Form 8-K/A dated February 28, 2000, filed by the Company with the Commission on February 28, 2000 in which events under Item 5, Other Events were reported.

            5. Report on Form 8-K dated March 6, 2000, filed by the Company with the Commission on March 14, 2000 in which events under
                 Item 5, Other Events were reported.

                       MGM GRAND, INC. AND SUBSIDIARIES


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MGM GRAND, INC.
                                    -------------------------------------------
                                                  (Registrant)



     Date:  May 9, 2000                     /s/ J. Terrence Lanni
                                    -------------------------------------------
                                                J. Terrence Lanni
                                                     Chairman
                                           (Principal Executive Officer)



     Date:  May 9, 2000                      /s/ James J. Murren
                                    -------------------------------------------
                                                 James J. Murren
                                                  President and
                                             Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                        MGM GRAND, INC. AND SUBSIDIARIES


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MGM GRAND, INC.
                                    -------------------------------------------
                                                  (Registrant)



     Date:  May 9, 2000                      /s/  J. Terrence Lanni
                                    -------------------------------------------
                                                  J. Terrence Lanni
                                                      Chairman
                                            (Principal Executive Officer)



     Date:  May 9, 2000                       /s/  James J. Murren
                                    ------------------------------------------
                                                   James J. Murren
                                                    President and
                                               Chief Financial Officer
                                   (Principal Financial and Accounting Officer)