Form 10-Q
period 2000-06-30
MGM GRAND INC
filed 2000-08-14
CIK 789570

                                 UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended               June 30, 2000
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                               -----------------------  ------------------------

Commission File Number:                    0-16760
                        --------------------------------------------------------

                                  MGM MIRAGE
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                        88-0215232
-----------------------------------       -------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

          3600 Las Vegas Boulevard South, Las Vegas, Nevada         89109
--------------------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)

                               (702) 693-7120
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

MGM Grand, Inc.  3799 Las Vegas Boulevard South, Las Vegas, Nevada     89109
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at August 11, 2000
-------------------------------             ------------------------------------
  Common Stock, $.01 par value                        158,885,798 shares

                          MGM MIRAGE AND SUBSIDIARIES

                                   FORM 10-Q

                                   I N D E X

                                                                       Page
                                                                       ----

PART I.     FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Statements of Operations
             for the Three Months and Six Months
             Ended June 30, 2000 and June 30,1999....................   1-2

             Consolidated Balance Sheets
             at June 30, 2000 and December 31, 1999..................     3

             Consolidated Statements of
             Cash Flows for the Six Months Ended
             June 30, 2000 and June 30, 1999.........................     4

             Condensed Notes to Consolidated Financial
             Statements .............................................  5-10

  Item 2.    Management's Discussion and Analysis
             of Financial Condition and Results of Operations........ 11-16


PART II.    OTHER INFORMATION

  Item 1.    Legal Proceedings.......................................    17

  Item 2.    Changes in Securities and Use of Proceeds...............    17

  Item 6.    Exhibits and Reports on Form 8-K........................ 17-19

             Signatures..............................................    20

                          MGM MIRAGE AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)
                                  (Unaudited)


                                                        Three Months Ended                             Six Months Ended
                                                             June 30,                                      June 30,
                                                 ------------------------------------        --------------------------------------
                                                     2000                   1999                  2000                     1999
                                                 -------------          -------------        --------------           -------------
REVENUES:
 Casino                                            $379,230               $182,606             $  683,865               $320,659
 Rooms                                              114,921                 67,426                182,254                122,265
 Food and beverage                                   89,030                 40,032                140,156                 74,479
 Entertainment, retail and other                     91,686                 54,668                144,717                 95,090
 Income from unconsolidated affiliates                2,740                      -                  2,740                  6,084
                                                 -------------          -------------        --------------           -------------
                                                    677,607                344,732              1,153,732                618,577
 Less: promotional allowances                        50,436                 25,672                 83,689                 48,150
                                                 -------------          -------------        --------------           -------------
                                                    627,171                319,060              1,070,043                570,427
                                                 -------------          -------------        --------------           -------------

EXPENSES:
 Casino                                             176,565                 82,947                319,923                155,582
 Rooms                                               33,257                 21,227                 52,753                 35,945
 Food and beverage                                   56,644                 25,277                 84,190                 46,267
 Entertainment, retail and other                     55,333                 29,385                 83,800                 54,656
 Provision for doubtful accounts and discounts       18,936                 12,888                 33,862                 24,283
 General and administrative                          87,568                 49,436                152,031                 83,056
 Preopening expenses and other                        1,190                 14,107                  2,199                 22,917
 Restructuring costs                                 18,040                      -                 23,519                      -
 Write-Downs and impairments                        102,225                      -                102,225                      -
 Depreciation and amortization                       58,519                 29,069                 98,390                 49,961
                                                 -------------          -------------        --------------           -------------
                                                    608,277                264,336                952,892                472,667
                                                 -------------          -------------        --------------           -------------

OPERATING PROFIT BEFORE CORPORATE EXPENSE            18,894                 54,724                117,151                 97,760

 Corporate expense                                    7,690                  4,533                 13,507                  9,627
                                                 -------------          -------------        --------------           -------------
OPERATING INCOME                                     11,204                 50,191                103,644                 88,133
                                                 -------------          -------------        --------------           -------------

OTHER INCOME (EXPENSE):
 Interest income                                      6,962                    370                  7,725                    697
 Interest expense, net of amounts capitalized       (47,371)               (11,965)               (69,460)               (20,151)
 Interest expense from unconsolidated affiliates       (273)                     -                   (273)                (1,058)
 Other, net                                            (350)                  (332)                  (512)                  (533)
                                                 -------------          -------------        --------------           -------------
                                                    (41,032)               (11,927)               (62,520)               (21,045)
                                                 -------------          -------------        --------------           -------------

INCOME (LOSS) BEFORE INCOME TAXES, EXTRA-
  ORDINARY ITEM AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                    (29,828)                38,264                 41,124                 67,088
   Benefit (Provision) for income taxes              11,567                (14,158)               (15,080)               (24,491)
                                                 -------------          -------------        --------------           -------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM
 AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                              (18,261)                24,106                 26,044                 42,597
   Extraordinary loss on early extinguishment
    of debt, net of $462 tax benefit in 2000
     and $484 tax benefit in 1999                      (733)                     -                   (733)                  (898)
   Cumulative effect of change in accounting
    principle for preopening, net of $4,399
     tax benefit                                          -                      -                      -                 (8,168)
                                                 -------------          -------------        --------------           -------------
NET INCOME (LOSS)                                  $(18,994)              $ 24,106             $   25,311               $ 33,531
                                                 =============          =============        ==============           =============
NET INCOME (LOSS)                                  $(18,994)              $ 24,106             $   25,311               $ 33,531
 Currency translation adjustment                        982                 (2,183)                 4,794                 (3,634)
                                                 -------------          -------------        --------------           -------------
COMPREHENSIVE INCOME (LOSS)                        $(18,012)              $ 21,923             $   30,105               $ 29,897
                                                 =============          =============        ==============           =============

  The accompanying notes are an integral part of these consolidated financial statements.

                          MGM MIRAGE AND SUBSIDIARIES
                           PER SHARE OF COMMON STOCK
                                  (Unaudited)


                                                                 Three Months Ended                       Six Months Ended
                                                                       June 30,                               June 30,
                                                          ----------------------------------     -----------------------------------
                                                                2000              1999                  2000              1999
                                                          ----------------  ----------------     ----------------  -----------------
PER SHARE OF COMMON STOCK:

 Basic:
 Income (loss) per share before extraordinary item and
   cumulative effect of change in accounting principle       $  (0.13)           $   0.19              $   0.20           $   0.37
 Extraordinary item, net                                            -                   -                 (0.01)             (0.01)
 Cumulative effect of change in accounting principle, net           -                   -                     -              (0.07)
                                                          ----------------  ----------------     ----------------  -----------------
     Net income (loss) per share                             $  (0.13)           $   0.19              $   0.19           $   0.29
                                                          ================  ================     ================  =================

 Weighted Average Shares Outstanding (000's) (1)              150,184             124,134               131,399            117,480
                                                          ================  ================     ================  =================

 Diluted:
 Income (loss) per share before extraordinary item and
   cumulative effect of change in accounting principle       $  (0.13)           $   0.19              $   0.20           $   0.36
 Extraordinary item, net                                            -                   -                 (0.01)             (0.01)
 Cumulative effect of change in accounting principle, net           -                   -                     -              (0.07)
                                                          ----------------  ----------------     ----------------  -----------------
   Net income (loss) per share                               $  (0.13)           $   0.19              $   0.19           $   0.28
                                                          ================  ================     ================  =================

 Weighted Average Shares Outstanding (000's) (1) (2)          150,184             127,466               133,748            120,212
                                                          ================  ================     ================  =================

Note:
(1) All references to share and per share data herein have been adjusted retroactively to give effect to the 2-for-1 stock split effective on February 10, 2000.

(2) The impact of stock options is excluded from the calculation of diluted loss per share for the 2000 three-month period because inclusion would be antidilutive.






  The accompanying notes are an integral part of these consolidated financial statements.

                          MGM MIRAGE AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                    ASSETS

                                                                                            June 30,           December 31,
                                                                                              2000                  1999
                                                                                      ------------------     ------------------
                                                                                          (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                                                $   211,388           $  121,522
 Accounts receivable, net                                                                     175,679               83,101
 Prepaid expenses and other                                                                    46,043               32,598
 Inventories                                                                                   86,852               15,240
 Income tax receivable                                                                         94,589                    -
 Deferred tax asset                                                                            63,832               17,452
                                                                                      ------------------     ------------------
   Total current assets                                                                       678,383              269,913
                                                                                      ------------------     ------------------

PROPERTY AND EQUIPMENT, NET                                                                 9,237,733            2,390,524

OTHER ASSETS:
 Investments in unconsolidated affiliates                                                     408,286               12,485
 Excess of purchase price over fair value
  of net assets acquired, net                                                                  64,523               36,550
 Deposits and other assets, net                                                               345,343               44,627
                                                                                      ------------------     ------------------
   Total other assets                                                                         818,152               93,662
                                                                                      ------------------     ------------------
                                                                                          $10,734,268           $2,754,099
                                                                                      ==================     ==================


                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                         $    60,079           $   38,018
 Construction payable                                                                          13,880                7,896
 Income taxes payable                                                                               -                3,296
 Dividend payable                                                                                   -               11,388
 Current obligation, capital leases                                                             6,212                5,145
 Current obligation, long term debt                                                           978,449                7,852
 Accrued interest on long term debt                                                            47,100               18,915
 Other accrued liabilities                                                                    484,817              197,580
                                                                                      ------------------     ------------------
   Total current liabilities                                                                1,590,537              290,090
                                                                                      ------------------     ------------------
DEFERRED REVENUES                                                                               3,833                4,241
DEFERRED INCOME TAXES                                                                       1,591,718              108,713
LONG TERM OBLIGATION, CAPITAL LEASES                                                            9,335               12,864
LONG TERM DEBT, NET                                                                         5,284,703            1,304,345
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Common stock ($.01 par value, 300,000,000 shares authorized,
  158,620,696 and 113,879,848 shares outstanding)                                               1,626                1,384
 Capital in excess of par value                                                             2,029,386            1,261,625
 Treasury stock, at cost (4,059,000 and 24,565,200 shares)                                    (83,683)            (505,824)
 Retained earnings                                                                            292,523              267,165
 Other comprehensive income                                                                    14,290                9,496
                                                                                      ------------------     ------------------
   Total stockholders' equity                                                               2,254,142            1,033,846
                                                                                      ------------------     ------------------
                                                                                          $10,734,268           $2,754,099
                                                                                      ==================     ==================

      The accompanying notes are an integral part of these consolidated financial statements.

                          MGM MIRAGE AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                          ----------------------------------
                                                                                                2000              1999
                                                                                          ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                $    25,311       $  33,531
 Adjustments to reconcile net income to net cash from
  operating activities:
   Depreciation and amortization                                                                99,510          50,351
   Amortization of debt offering costs                                                           5,661             979
   Provision for doubtful accounts and discounts                                                33,862          24,283
   Loss on early extinguishment of debt                                                          1,195           1,382
   Cumulative effect of accounting change                                                            -          12,567
   Restructuring costs                                                                          23,519               -
   Write-Downs and impairments                                                                 102,225               -
   Income from unconsolidated affiliates                                                        (2,467)         (5,026)
   Distributions from unconsolidated affiliates                                                  4,000               -
   Deferred income taxes                                                                        (3,913)          9,954
   Change in assets and liabilities, net of effect of business acquisitions:
    Accounts receivable                                                                         11,844             537
    Inventories                                                                                  5,574             493
    Prepaid expenses and other                                                                   5,421          (8,257)
    Income taxes receivable and payable                                                        (11,570)         (5,506)
    Accounts payable, accrued liabilities and other                                            (16,956)        (10,894)
    Currency translation adjustment                                                              1,716            (211)
                                                                                          ----------------  ----------------
     Net cash from operating activities                                                        284,932         104,183
                                                                                          ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                          (125,068)       (235,446)
 Acquisition of Primadonna Resorts, Inc., net of cash acquired                                       -         (13,346)
 Acquisition of Mirage Resorts, Incorporated, net of cash acquired                          (5,315,466)              -
 Proceeds from disposition of property and equipment                                            50,112           6,193
 Change in construction payable                                                                 (4,927)         24,486
 Change in deposits and other assets, net                                                     (106,184)         10,174
                                                                                          ----------------  ----------------
     Net cash from (used in) investing activities                                           (5,501,533)       (207,939)
                                                                                          ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of long term debt, net                                                               701,322               -
 Borrowings under bank facilities                                                            4,338,000         597,000
 Extinguishment of long term debt                                                                    -        (374,500)
 Repayments of bank facilities and other                                                      (911,661)       (115,312)
 Sale of treasury stock                                                                        422,141               -
 Cash dividend paid                                                                            (11,338)              -
 Issuance of common stock                                                                      768,003          22,132
                                                                                          ----------------  ----------------
     Net cash from financing activities                                                      5,306,467         129,320
                                                                                          ----------------  ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       89,866          25,564
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               121,522          81,956
                                                                                          ----------------  ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $   211,388       $ 107,520
                                                                                          ================  ================

  The accompanying notes are an integral part of these consolidated financial statements.

                          MGM MIRAGE AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     Note 1.    Organization and Basis of Presentation

            MGM MIRAGE (the "Company"), formerly known as MGM Grand, Inc., is a Delaware corporation, incorporated on January 29, 1986. As of June 30, 2000, approximately 59.9% of the outstanding shares of the Company's common stock were owned by Kirk Kerkorian and Tracinda Corporation ("Tracinda"), a Nevada corporation wholly owned by Kirk Kerkorian.

            Through its wholly-owned subsidiary, MGM Grand Hotel, Inc., the Company owns and operates the MGM Grand Hotel and Casino ("MGM Grand Las Vegas"), a hotel, casino and entertainment complex located on the Las Vegas Strip in Las Vegas, Nevada.

            On May 31, 2000, the Company completed the acquisition (the "Mirage Acquisition") of Mirage Resorts, Incorporated ("Mirage") (see Note 2). Mirage owns and operates the following hotel, casino and entertainment resorts: Bellagio, a European-style luxury resort; The Mirage, a tropically-themed destination resort; Treasure Island at The Mirage, a pirate-themed hotel and casino resort; and the Holiday Inn(R) Casino Boardwalk, all of which are located on the Las Vegas Strip. Mirage also owns a 50% interest in the joint venture that owns and operates the Monte Carlo Resort & Casino, a palatial-style hotel and casino also located on the Las Vegas Strip. Mirage also owns and operates the Golden Nugget, a hotel and casino in downtown Las Vegas, the Golden Nugget-Laughlin, located in Laughlin, Nevada, and Beau Rivage, a beachfront resort located in Biloxi, Mississippi. Mirage is developing The Borgata, a hotel and casino resort in the Marina District of Atlantic City, New Jersey in a 50-50 joint venture with Boyd Gaming Corporation. Including The Borgata site, Mirage owns approximately 120 acres in the Marina District of Atlantic City available for future development. The aforementioned properties are collectively referred to herein as the "Mirage Properties."

            Prior to March 1, 1999, the Company and Primadonna Resorts, Inc. ("Primadonna") each owned 50% of New York-New York Hotel and Casino, LLC ("NYNY LLC"). On March 1, 1999, the Company completed its acquisition (the "Primadonna Acquisition") of Primadonna, and as part of the Primadonna Acquisition, acquired Primadonna's 50% ownership interest in NYNY LLC, which owns and operates the New York-New York Hotel and Casino ("NYNY") on the Las Vegas Strip (see Note 2). Consequently, as of March 1, 1999, Primadonna and NYNY LLC became wholly-owned subsidiaries of the Company. The Primadonna Acquisition also gave the Company ownership of three resorts located in Primm, Nevada at the California/Nevada stateline: Whiskey Pete's, Buffalo Bill's and the Primm Valley Resort (the "Primm Properties"), as well as two championship golf courses located one mile from the Primm Properties.

            The Company, through its wholly-owned subsidiary, MGM Grand Detroit, Inc., and its local partners in Detroit, Michigan formed MGM Grand Detroit, LLC, to develop a hotel, casino and entertainment complex ("MGM Grand Detroit"). The plans for MGM Grand Detroit call for an 800-room hotel, a 100,000 square-foot casino, signature restaurants and retail outlets, a showroom and other entertainment venues. On July 28, 1999, the Michigan Gaming Control Board issued a casino license to MGM Grand Detroit, LLC to conduct gaming operations in its interim facility ("MGM Grand Detroit Casino"), which commenced operations on July 29, 1999. The MGM Grand Detroit Casino is located directly off of the Lodge Freeway in downtown Detroit.

            Through its wholly-owned subsidiary, MGM Grand Australia Pty Ltd., the Company owns and operates the MGM Grand Hotel and Casino in Darwin, Australia ("MGM Grand Australia"), which is located on 18 acres of beachfront property on the north central coast of Australia.

            Through its wholly-owned subsidiary, MGM Grand South Africa, Inc., the Company manages one permanent and two temporary casinos in two provinces of the Republic of South Africa. The Company managed a temporary facility in Nelspruit from October 15, 1997 to November 17, 1999, at which time a permanent casino began operations; the temporary casino in Witbank began operations on March 10, 1998 and the temporary casino in Johannesburg began operations on September 28, 1998. The Company receives management fees from its partner, Tsogo Sun Gaming & Entertainment, which is responsible for providing all project costs.

            As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated

                          MGM MIRAGE AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     Note 1.    Organization and Basis of Presentation (continued)

     financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 1999.

            In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2000, and the results of its operations for the three month and six month periods ended June 30, 2000 and 1999. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

            Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation, which have no effect on previously reported net income.

     Note 2.    Acquisitions

            On May 31, 2000, the Company completed the Mirage Acquisition whereby Mirage shareholders received $21 per share in cash. The acquisition had a total equity value of approximately $4.4 billion. In addition, the Company assumed approximately $2.0 billion of Mirage's outstanding debt, of which approximately $1.0 billion was refinanced and $950 million remains outstanding. The transaction was accounted for as a purchase and, accordingly, the purchase price was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The operating results for Mirage are included in the Consolidated Statements of Operations from the date of acquisition.

            On March 1, 1999, the Company completed the Primadonna Acquisition for 19 million shares of the Company's common stock valued at approximately $243.6 million plus the assumption of debt totaling $315.2 million. Primadonna shareholders received .66 share of the Company's common stock for every Primadonna share held. The transaction was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the Primadonna Acquisition. The operating results for Primadonna are included in the Consolidated Statements of Operations from the date of acquisition.

                          MGM MIRAGE AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     Note 2.    Acquisitions (continued)

            The following unaudited pro forma consolidated financial information for the Company has been prepared assuming both the Primadonna Acquisition and Mirage Acquisition had occurred on the first day of the following respective periods (in thousands, except per share amounts):




                                                                                Six Months Ended
                                                                                    June 30,
                                                                         ------------------------------
                                                                             2000              1999
                                                                         ------------      ------------
Net Revenues                                                             $  2,158,828      $  1,811,439
                                                                         ============      ============
Operating Income                                                         $    277,638      $    236,655
                                                                         ============      ============
Income before Extraordinary Item and
   Cumulative Effect of Change in Accounting Principle                   $     50,111      $     33,026
                                                                         ============      ============

Basic Earnings per Share before Extraordinary Item
   and Cumulative Effect of Change in Accounting Principle               $       0.32      $       0.19
                                                                         ============      ============
Weighted Average Basic Shares Outstanding (000's)                             158,888           169,800
                                                                         ============      ============

Diluted Earnings per Share before Extraordinary Item
   and Cumulative Effect of Change in Accounting Principle               $       0.31      $       0.19
                                                                         ============      ============
Weighted Average Diluted Shares Outstanding (000's)                           161,237           173,078
                                                                         ============      ============


          This unaudited pro forma consolidated financial information is not necessarily indicative of what the Company's actual results would have been had the acquisitions been completed as of the beginning of these periods, or of future results.

                          MGM MIRAGE AND SUBSIDIARIES
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     Note 3.     Long Term Debt


     Long term debt consisted of the following (in thousands):

                                                                            June 30,         December 31,
                                                                              2000               1999
                                                                          ------------       ------------
$1.25 Billion Revolving Credit Facility                                   $         -        $   612,000
$2.0 Billion Revolving Credit Facility                                      1,795,000                  -
$1.3 Billion Term Loan                                                      1,300,000                  -
$1.0 Billion Revolving Credit Facility                                      1,000,000                  -
$300 Million 6.95% Senior Notes, due 2005, net of discount                    296,148            295,728
$200 Million 6.875% Senior Notes, due 2008, net of discount                   197,775            197,628
$200 Million 6.625% Senior Notes, due 2005, net of discount                   179,603                  -
$250 Million 7.25% Senior Notes, due 2006, net of discount                    223,734                  -
$200 Million 6.75% Senior Notes, due 2007, net of discount                    171,639                  -
$200 Million 6.75% Senior Notes, due 2008, net of discount                    170,050                  -
$100 Million 7.25% Senior Debentures, due 2017, net of discount                79,201                  -
$710 Million 9.75% Senior Subordinated Notes, due 2007, net of
  discount                                                                    701,322                  -
Other Notes                                                                     1,559                  -
MGM Grand Detroit, LLC Credit Facility, due 2003                              116,000            169,000
Australian Bank Facility, due December 1, 2004 (US$)                           31,121             37,841
                                                                          -----------        -----------
                                                                            6,263,152          1,312,197
Less:  Current Obligation                                                    (978,449)            (7,852)
                                                                          -----------        -----------
                                                                          $ 5,284,703        $ 1,304,345
                                                                          ===========        ===========


          Total interest incurred for the three month periods ended June 30, 2000 and 1999 was $61.2 million and $17.4 million, respectively, of which $13.8 million and $5.4 million, respectively, was capitalized. Total interest incurred for the six month periods ended June 30, 2000 and 1999 was $85.3 million and $30.5 million, respectively, of which $15.8 million and $10.3 million, respectively, was capitalized.

          On April 11, 2000, the Company entered into three senior credit agreements providing for bank financing totaling $4.3 billion from syndicates of banks each led by Bank of America, N.A. (collectively the "New Senior Facilities"). The New Senior Facilities consist of (1) an amended, extended and increased $1.25 billion Facility to a $2.0 billion senior revolving credit facility which matures on May 31, 2005 (the "$2.0 billion Revolving Credit Facility"); (2) a $1.0 billion senior revolving credit facility which matures on April 6, 2001 (the "$1.0 billion Revolving Credit Facility"); and (3) a $1.3 billion senior term loan which matures on April 6, 2001 (the "$1.3 billion Term Loan"). On May 31, 2000, the Company borrowed $4.21 billion on the New Senior Facilities to fund the Mirage Acquisition, refinance certain indebtedness of Mirage and the Company, to pay fees and expenses in connection with the Mirage Acquisition and for general corporate purposes. The Company intends to refinance the $1.3 billion Term Loan prior to its maturity through the issuance of debt or equity securities under the previously filed $2.75 billion Shelf Registration Statement or through other financing alternatives. The Company currently has financing commitments in place that could be used to refinance a portion of the $1.3 billion Term Loan. The remaining amount of the $1.3 billion Term Loan has been classified as a current obligation. Also, two stand-by letters of credit totaling $49.9 million remained issued and outstanding as of June 30, 2000 under the $2.0 billion Revolving Credit Facility to support municipal financing used in connection with the proposed MGM Grand Detroit permanent casino.

          These New Senior Facilities contain certain covenants, including the requirement to maintain certain financial ratios, among others.

          On March 24, 2000, the Company filed with the Securities and Exchange Commission a $2.75 billion Shelf Registration Statement. The Shelf Registration Statement allows the Company to issue up to a total of $2.75 billion of debt and equity securities. The Shelf Registration Statement became effective on May 5, 2000. On May 31, 2000, the Company completed the public offering of $710 million of Senior Subordinated

                          MGM MIRAGE AND SUBSIDIARIES
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     Note 3.        Long Term Debt (continued)

     Notes, which carry a coupon of 9.75% and are due on June 1, 2007. These Senior Subordinated Notes contain certain basic covenants consistent with this type of indenture. Proceeds from this offering were used to repay a portion of the then outstanding borrowings under Mirage's senior credit facility. Any future public offering of securities will only be made by means of a prospectus supplement.

          On May 31, 2000, the $300 million 6.95% Senior Notes due 2005 and the $200 million 6.875% Senior Notes due 2008 each received investment grade ratings from both Moody's and Standard & Poor's. Consistent with these ratings and upon the occurrence of certain events, the collateral was released. The Senior Notes are pari passu with the New Senior Facilities and contain various restrictive covenants, similar to the New Senior Facilities.

          In connection with the May 31, 2000 Mirage Acquisition, all of the Mirage outstanding notes and debentures remained outstanding obligations. The notes and debentures consist of the following: (1) $200 million 6.625% notes due February 2005; (2) $250 million 7.25% notes due October 2006; (3) $200 million 6.75% notes due August 2007; (4) $200 million 6.75% notes due February 2008; and (5) $100 million 7.25% debentures due August 2017 (collectively, the "Mirage Notes").

          The Company and each of its material subsidiaries, including Mirage, unconditionally guarantee the New Senior Facilities, the Senior Notes, the Mirage Notes and the Senior Subordinated Notes.

          As of June 30, 2000, the Company was in compliance with all covenant provisions associated with the aforementioned obligations.


     Note 4.        Stockholders' Equity

          On March 1, 1999, the Company issued 19 million shares of its common stock valued at approximately $243.6 million in connection with the Primadonna Acquisition (see Note 2).

          On July 23, 1999, the Company completed a $25.00 per share cash tender offer for 12 million shares of its common stock. The total acquisition cost of the 12 million shares was approximately $282 million.

          On August 5, 1999, the Company announced a twelve-month stock repurchase program for up to 10 million shares of its common stock. The purchases were made from time to time in the open market or through privately negotiated transactions as market conditions warranted. Through June 30, 2000, the Company had purchased in the open market and in privately negotiated transactions 3.1 million shares for an approximate cost of $65.8 million. As a result of the Mirage Acquisition, the Company suspended the program.

          On December 13, 1999, the Board of Directors approved a 2-for-1 split of the Company's common stock and declared an initial quarterly cash dividend of $0.10 per share, after giving effect to the stock split. The additional shares were distributed on February 25, 2000 to stockholders of record on February 10, 2000. The cash dividend totaling $11.3 million was paid on March 1, 2000 to stockholders of record on February 10, 2000. All references to share and per share data herein have been adjusted retroactively to give effect to the stock split. Concurrently, the Board of Directors increased the number of authorized shares of the Company's common stock from 75 million shares to 300 million shares. As a result of the Mirage Acquisition, the Company announced on April 19, 2000, that the previously declared quarterly dividend policy was discontinued.

          On April 18, 2000, the Company completed a private placement of 46.5 million shares of its common stock for a total purchase price of $1.23 billion. On May 18, 2000, as required by the private placement agreement, the Company filed a shelf registration statement to register the resale of these shares. Tracinda purchased 23 million shares in the private placement.

                          MGM MIRAGE AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     Note 5.    Statements of Cash Flows - Supplemental Disclosures

            For the six months ended June 30, 2000 and 1999, cash payments made for interest, net of amounts capitalized, were $76.9 million and $21.5 million, respectively.

            Cash payments made for state and federal income taxes for the six months ended June 30, 2000 and 1999 were $28.3 million and $16.1 million, respectively.

            As a result of the Primadonna Acquisition (see Note 2), the Company issued stock to Primadonna shareholders valued at approximately $243.6 million and assumed long term debt totaling $315.2 million.

     Note 6.    Company Restructuring Plan

            During the three months ended March 31, 2000, management initiated and completed a restructuring plan designed to consolidate certain general and administrative functions at NYNY and MGM Grand Las Vegas. This restructuring resulted in a charge against earnings in the first quarter of 2000 totaling $5.5 million ($3.6 million, net of income tax). Approximately 70 people were affected by the reductions, primarily at the Company's operating properties (excluding the Mirage Properties).

            In connection with the Mirage Acquisition, management initiated a comprehensive restructuring plan designed to reduce costs and improve efficiencies of the combined operations of the Company. This restructuring resulted in a charge against earnings in the second quarter of 2000 totaling $18.0 million ($11.7 million, net of income tax). The charge included the accrual of costs associated with contract terminations and staffing reductions of approximately $5.7 million, the buyout of various leases of approximately $11.1 million and other related restructuring costs of $1.2 million. Approximately 125 people were affected by the reductions, primarily at the Company's operating properties (excluding the Mirage Properties) relating to duplicative functions within marketing, entertainment, retail, information systems and human resources. A substantial majority of the accrued costs remained unpaid as of June 30, 2000.

     Note 7.    Asset Write-Downs and Impairments

            During June 2000, the Company recognized a charge against earnings totaling $102.2 million ($66.4 million, net of income tax) to record asset impairments and project write-offs. The charge included approximately $49.5 million of costs associated with projects previously under development which management has determined not to pursue, approximately $19.0 million of costs associated with the divesting of certain non-strategic assets and $33.7 million of costs associated with reevaluation of certain assets, all as a result of the Mirage Acquisition.

                          MGM MIRAGE AND SUBSIDIARIES


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Quarter versus Quarter

          Net revenues for the second quarter of 2000 were $627.2 million, representing an increase of $308.1 million (96.6%) when compared with $319.1 million during the same period last year. The increase in net revenues was due principally to the July 1999 opening of the MGM Grand Detroit Casino and the May 31, 2000 acquisition of the Mirage Properties. The MGM Grand Detroit Casino generated $101 million of net revenues during the quarter, while the Mirage Properties generated $193.5 million during the one month since their acquisition. Net revenues also benefited from strong casino and hotel volumes throughout the Company.

          Consolidated casino revenues for the second quarter of 2000 were $379.2 million, representing an increase of $196.6 million (107.7%) when compared with $182.6 million during the same period in the prior year.
     MGM Grand Las Vegas casino revenues were $110.9 million, representing an increase of $5.3 million (5.0%) when compared with $105.6 million during the same period in the prior year. The increase in casino revenues at MGM Grand Las Vegas was a result of increased table games and baccarat volume and win percentages, somewhat offset by decreased slots volume and win percentage. MGM Grand Detroit Casino contributed $97.5 million to casino revenues during the quarter as a result of the opening of the property on July 29, 1999. The Mirage Properties contributed $92.4 million to casino revenues during the second quarter of 2000 as a result of the Mirage Acquisition on May 31, 2000.

          Consolidated room revenues were $114.9 million for the second quarter of 2000 compared with $67.4 million in the prior year's second quarter, representing an increase of $47.5 million (70.5%). This increase was primarily a result of the addition of the Mirage Properties, which contributed $45.6 million to room revenues during the second quarter of 2000.

          Consolidated food and beverage revenues were $89.0 million in the second quarter of 2000, representing an increase of $49.0 million (122.5%) when compared with $40.0 million in the second quarter of the prior year. MGM Grand Las Vegas reported food and beverage revenues of $32 million during the second quarter of 2000, representing an increase of $3.4 million (11.9%) when compared with $28.6 million in the second quarter of 1999. This increase primarily resulted from higher Conference Center revenue, Studio 54 night club revenue and beverage revenue. MGM Grand Detroit Casino contributed $6.2 million to food and beverage revenues during the quarter and the Mirage Properties contributed $39.3 million.

          Consolidated entertainment, retail and other revenues increased $37.0 million (67.6%) from $54.7 million in the 1999 period to $91.7 million in the 2000 period. MGM Grand Las Vegas entertainment, retail and other revenues increased $2.6 million (8.4%) from $31.0 million in the second quarter of 1999 to $33.6 million in the second quarter of 2000. The increase was the result of higher retail revenue associated with the Lion Cub Encounter, in addition to higher spa and telephone revenues in the current quarter. The increase was also attributable to the addition of the Mansion and Wedding Chapel, both of which opened in June 1999. The Mirage Properties contributed $33.8 million to entertainment, retail and other revenues since the Mirage Acquisition on May 31, 2000.

          The current quarter income from unconsolidated affiliates, of $2.7 million represents the Company's 50% share of Monte Carlo's operating income since the Mirage Acquisition.

          Consolidated operating expenses (before Restructuring costs, Write-Downs and impairments and Corporate expense) were $488.0 million in the second quarter of 2000, representing an increase of $223.7 million (84.6%) when compared with $264.3 million for the same period last year. MGM Grand Las Vegas expenses increased $5.9 million (3.6%) from $163.4 million in the 1999 period to $169.3 million in the 2000 period. The increase is primarily due to increased casino expenses for gaming taxes, payroll,

                          MGM MIRAGE AND SUBSIDIARIES


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Quarter versus Quarter (continued)

     marketing expenses and provision for doubtful accounts pertaining to the increased casino revenues. The increase also reflects higher entertainment, retail and other expenses related to the Lion Habitat and Mansion. As a result of the opening of the property on July 29, 1999, MGM Grand Detroit Casino added $66.4 million in operating expenses during the second quarter of 2000. The Mirage Properties contributed $163.4 million to operating expenses during the second quarter of 2000 as a result of the Mirage Acquisition on May 31, 2000. These increases were partially offset by a $12.9 million decrease in preopening and other resulting from the opening of MGM Grand Detroit Casino.

          During June 2000, management, in connection with the Mirage Acquisition, initiated a comprehensive restructuring plan designed to reduce costs and improve efficiencies of the combined operations of the Company. This restructuring resulted in a charge against earnings in the second quarter of 2000 totaling $18.0 million ($11.7 million, net of income tax or 8 cents per share), primarily related to the accrual of costs related to contract terminations and staffing reductions and the buyout of various leases (see Note 6). Approximately 125 people were affected by the reductions, primarily at the Company's operating properties (excluding the Mirage Properties) relating to duplicative functions within marketing, entertainment, retail, information systems and human resources. Management estimates the annualized cost savings resulting from the restructuring to be approximately $10.9 million.

          During June 2000, management recognized a charge against earnings in the current quarter of $102.2 million ($66.4 million, net of income tax or 44 cents per share), primarily related to certain projects previously under development which management has determined not to pursue, the divesting of certain non-strategic assets and reevaluation of certain assets all as a result of the Mirage Acquisition (see Note 7).

          Corporate expense for the 2000 second quarter was $7.7 million compared with $4.5 million in 1999, representing an increase of $3.2 million. The increase in corporate expense was primarily due to the Mirage Acquisition, as well as higher payroll expenses and aircraft costs during the second quarter of 2000 compared with the prior year.

          Interest income of $7.0 million for the three months ended June 30, 2000, increased by $6.6 million from $.4 million in the second quarter of 1999. The increase was primarily attributable to temporarily higher invested cash balances in the current quarter related to the timing of the equity offering funds received and the closing of the Mirage Acquisition. Additionally, the increase was attributable to the Mirage Properties which contributed $1.3 million to interest income during the second quarter of 2000.

          Interest expense in the second quarter of 2000 was $47.4 million (net of amounts capitalized) compared with $12.0 million in the second quarter of 1999. The increase reflects increased outstanding loan balances relating to construction of the MGM Grand Detroit Casino, debt assumed in the Primadonna Acquisition on March 1, 1999 and new debt issued and assumed in the Mirage Acquisition on May 31, 2000.

          The extraordinary loss of $.7 million in 2000, net of income tax benefit, reflects the write-off of unamortized debt costs resulting from the termination of the $1.25 billion Revolving Credit Facility.

     Six Months versus Six Months

          Net revenues for the six months ended June 30, 2000 were $1,070 million, representing an increase of $499.6 million (87.6%) when compared with $570.4 million during the same period in the prior year. The increase in net revenues was a result of the addition of the Mirage Properties, which contributed $193.5 million since the May 31, 2000 acquisition (see
     Note 2), additional contribution from NYNY and the Primm Properties, which increased $76.8 million due to the March 1, 1999 Primadonna Acquisition (see Note 2) and, the contribution of $202.3 million from the MGM Grand Detroit Casino which opened on July 29, 1999. Net revenues also benefited from strong casino and hotel volumes throughout the Company.

                          MGM MIRAGE AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Six Months versus Six Months (continued)

      Consolidated casino revenues for the six months ended June 30, 2000 were $683.9 million, representing an increase of $363.2 million (113.3%) when compared with $320.7 million during the same period in the prior year. MGM Grand Las Vegas casino revenues were $238.8 million, representing an increase of $25.9 million (12.2%) when compared with $212.9 million during the same period in the prior year. The increase in casino revenues at MGM Grand Las Vegas was primarily a result of increased baccarat volume and hold percentages. During the 2000 period, casino revenues at NYNY and the Primm Properties increased $19.2 million and $28.6 million, respectively, when compared with the same period in the prior year. The increase at both properties was primarily due to the current year receiving a full six month contribution from the Primadonna Acquisition on March 1, 1999. MGM Grand Detroit Casino contributed $195.5 million to casino revenues since the opening of the property on July 29, 1999. The Mirage Properties contributed $92.4 million to casino revenues since the Mirage Acquisition on May 31, 2000.

      Consolidated room revenues for the period were $182.3 million compared with $122.3 million for the same period in 1999, representing an increase of $60.0 million (49.1%). The higher room revenues include a $9.5 million and a $4.4 million increase at NYNY and the Primm Properties, respectively, in the 2000 period when compared with the 1999 period. These increases were a result of the current year receiving a full six month contribution from the Primadonna Acquisition on March 1, 1999. The Mirage Properties contributed $45.6 million to room revenues since the Mirage Acquisition on May 31, 2000.

      Consolidated food and beverage revenues for the period were $140.2 million, representing an increase of $65.7 million (88.2%) compared with $74.5 million in the same period of the prior year. MGM Grand Las Vegas food and beverage revenues were $65.7 million, representing an increase of $7.2 million (12.3%) compared with $58.5 million in the same period of the prior year. The increase was primarily due to increased Conference Center revenue, Studio 54 night club revenue, and beverage revenue. NYNY and the Primm Properties contributed food and beverage revenues of $6.8 million and $13.9 million, respectively, in the current year compared with $4.4 million and $9.3 million, respectively, during the same period in the prior year. The increase at both properties was primarily due to the current year receiving a full six month contribution from the Primadonna Acquisition on March 1, 1999. MGM Grand Detroit Casino contributed $12 million to food and beverage revenues during the current year and the Mirage Properties contributed $39.3 million.

      Consolidated entertainment, retail and other revenues for the 2000 period were $144.7 million, representing an increase of $49.6 million (52.2%) compared with $95.1 million in the same period of the prior year. The increase in entertainment, retail and other revenues was attributable in part to increased revenues at both NYNY and the Primm Properties primarily due to the current year receiving a full six month contribution from the Primadonna Acquisition. During the 2000 period, entertainment, retail and other revenues at NYNY and the Primm Properties increased $6.8 million and $7.2 million, respectively, when compared with the 1999 period. The Mirage Properties contributed $33.8 million to entertainment, retail and other revenues during the current year period.


      Income from unconsolidated affiliates was $2.7 million for the six months ended June 30, 2000 compared with $6.1 million in 1999. The current year amount represents the Company's 50% share of Monte Carlo Resort & Casino's operating income for the month of June 2000, resulting from the Mirage Acquisition. The prior year's income from unconsolidated affiliates represents the Company's 50% share of NYNY's operating income for the two-month period prior to the Primadonna Acquisition.

                          MGM MIRAGE AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Six Months versus Six Months (continued)

      Consolidated operating expenses (before Restructuring costs, Write-Downs and impairments and Corporate expense) for the period totaled $827.1 million, representing an increase of $354.4 million (75%) compared with $472.7 million in the same period of the prior year. MGM Grand Las Vegas operating expenses were $345.8 million, representing an increase of $20.6 million (6.3%) compared with $325.2 million in the same period of the prior year. The increase was primarily due to increased expenses related to the increased casino volume during the current year. NYNY and the Primm Properties contributed operating expenses of $71.8 million and $91.6 million, respectively, in the current year compared with $46.9 million and $63.5 million, respectively, during the same period in the prior year. The increase at both properties was primarily due to the current year receiving a full six month contribution from the Primadonna Acquisition on March 1, 1999. MGM Grand Detroit Casino contributed $140.6 million to operating expenses during the current year as a result of the opening of the property on July 29, 1999. The Mirage Properties contributed $163.4 million to operating expenses during the current year. These increases were partially offset by a $20.7 million decrease in preopening and other resulting from the opening of the MGM Grand Detroit Casino.

      During the 2000 period, management implemented comprehensive restructuring plans designed to reduce costs and improve efficiencies within the Company. The implementation of such plans resulted in a charge against earnings in the current year totaling $23.5 million ($15.3 million, net of tax or 11 cents per share) primarily related to consolidation of certain general and administrative functions at NYNY and MGM Grand Las Vegas, various contract terminations and staffing reductions, the buyout of various leases and other related items (see
Note 6). Approximately 195 people were affected by the reductions, primarily at the Company's operating properties (excluding the Mirage Properties) relating to duplicative functions within marketing, entertainment, retail, information systems and human resources. Management estimates the annualized cost savings resulting from these restructurings to be approximately $15.8 million.

      During June 2000, the Company recognized a charge against earnings in the period of $102.2 million ($66.4 million, net of tax or 50 cents per share), primarily related to certain projects previously under development which management has determined not to pursue, the divesting of certain non-strategic assets and the re-evaluation of certain assets all as a result of the Mirage Acquisition (see Note 7).

      Corporate expense for 2000 was $13.5 million compared with $9.6 million in 1999. The increase in corporate expense was primarily due to the Mirage Acquisition, and higher payroll expenses, aircraft expenses and professional fees in the current year.

      Interest income of $7.7 million for the period ended June 30, 2000, increased by $7.0 million from $.7 million in the same period of 1999. The increase was primarily attributable to higher temporary invested cash balances in the current period related to the timing of the equity offering funds received and the closing of the Mirage Acquisition. Additionally, the increase was attributable to the Mirage Properties which contributed $1.3 million to interest income during 2000.

      Interest expense for the six months ended June 30, 2000 was $69.5 million (net of amounts capitalized) compared with $20.2 million in the same period of 1999. The increase reflects higher outstanding loan balances relating to construction of the MGM Grand Detroit Casino, debt assumed in the Primadonna Acquisition on March 1, 1999 and new debt issued and assumed in the Mirage Acquisition on May 31, 2000. Capitalized interest during the 2000 period increased $5.5 million from $10.3 million in 1999 to $15.8 million in 2000 related to various ongoing development projects.

      The extraordinary loss of $.7 million in 2000, net of income tax benefit, reflects the write-off of unamortized debt costs from the $1.25 billion Revolving Credit Facility. Extraordinary loss of $.9 million in 1999, net of income tax benefit, reflects the write-off of unamortized debt costs resulting from the termination of the NYNY LLC bank facility, which was extinguished on March 31, 1999.

                          MGM MIRAGE AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Six Months versus Six Months (continued)

      Cumulative effect of change in accounting principle of $8.2 million in 1999, net of income tax benefit, reflects the Company's adoption of Statement of Position 98-5 ("SOP 98-5") which requires that costs associated with start-up activities must be expensed as incurred.

Liquidity and Capital Resources

      As of June 30, 2000 and December 31, 1999, the Company held cash and cash equivalents of $211.4 million and $121.5 million, respectively. Cash provided by operating activities for the first six months of 2000 was $284.9 million compared with $104.2 million for the same period of 1999.

      During the six months ended June 30, 2000, $118 million was drawn down and $730 million was repaid on the former $1.25 billion revolving credit Facility. During the six months ended June 30, 2000, $4.21 billion was drawn down and $115 million was repaid on the $4.3 billion Facility and $4.1 billion remained outstanding at the end of the period. During the six months ended June 30, 2000, $10 million was drawn down and $63 million was repaid on the Detroit Facility and $116 million remained outstanding at the end of the period.

      Capital expenditures for the six months ended June 30, 2000 were $125.1 million of which approximately $99.6 million related to general property improvements at the Company's resorts, including the ongoing room refurbishment program at MGM Grand Las Vegas, the development of a new golf course and land acquired by the MGM Grand Detroit Casino. Also, the Company incurred approximately $25.5 million related to pre-construction activities and land acquisitions associated with ongoing development projects, including capitalized interest. Capital expenditures relating to general property improvements are estimated to be approximately $149 million for the remainder of 2000. Also, management estimates that the Company may incur approximately $227 million related to ongoing pre-construction activities, land acquisitions and capitalized interest for the balance of 2000.

      On August 5, 1999, the Company announced a twelve-month stock repurchase program for up to 10 million shares of its common stock. The purchases were made from time to time in the open market or through privately negotiated transactions as market conditions warranted. Through June 30, 2000, the Company purchased 3.1 million shares for an approximate cost of $65.8 million. As a result of the Mirage Acquisition, the Company suspended the program.

      On December 13, 1999, the Board of Directors approved a 2-for-1 stock split of the Company's common stock and declared an initial quarterly cash dividend of $0.10 per share, after giving effect to the stock split. The additional shares were distributed on February 25, 2000 to stockholders of record on February 10, 2000. The cash dividend totaling $11.3 million was paid on March 1, 2000 to stockholders of record on February 10, 2000. All references to share and per share data herein have been adjusted retroactively to give effect to the stock split. Concurrently, the Board of Directors increased the number of authorized shares of the Company's common stock from 75 million shares to 300 million shares. As a result of the Mirage Acquisition, the Company announced on April 19, 2000 that the previously declared quarterly dividend policy was discontinued.

      On March 24, 2000, the Company filed with the Securities and Exchange Commission a $2.75 billion Shelf Registration Statement. The Shelf Registration Statement allows the Company to issue up to $2.75 billion of debt and equity securities. The Shelf Registration Statement became effective on May 5,

                          MGM MIRAGE AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (continued)

2000. After giving effect to the issuance of the $710 million Senior Subordinated Notes (see Note 3), the Shelf Registration Statement has approximately $2.0 billion in remaining capacity for the issuance of future debt or equity securities. Any future public offering of securities will only be made by means of a prospectus supplement.

      The Company intends to refinance the $1.3 billion Term Loan prior to its maturity through the issuance of debt or equity securities under the shelf registration statement or through other financing alternatives. The Company currently has financing commitments in place that could be used to refinance a portion of the $1.3 billion Term Loan. As of August 11, 2000, $329 million was available under such commitments.

      On May 31, 2000, the Company completed the Mirage Acquisition whereby Mirage shareholders received $21 per share in cash. The acquisition had a total equity value of approximately $4.4 billion. In addition, the Company assumed $950 million of Mirage's outstanding debt and refinanced approximately $1.0 billion of borrowings outstanding under Mirage's senior credit facility. Funds needed to complete the acquisition were approximately $6.2 billion. These funds included payments made to Mirage shareholders and holders of Mirage stock options, refinancing of Mirage's senior credit facility and certain indebtedness of MGM Grand, payment of fees and expenses in connection with the Mirage Acquisition and funds for general corporate purposes. The funds for the Mirage Acquisition were provided largely by borrowings under the Company's $4.3 billion New Senior Facilities (see Note 3). In addition, the Company completed the private placement of 46.5 million shares of its common stock for a total purchase price of approximately $1.23 billion (see Note 4), utilized proceeds from the issuance of $710 million in Senior Subordinated Notes (see Note 3) and used cash on hand to fund the remaining balance. The Company's interest expense has increased substantially as a result of the Mirage Acquisition.

      The Company intends to focus on utilizing all available free cash flow to pay down debt under existing and future debt obligations, as well as to finance its ongoing operations. Management expects to finance operations, capital expenditures and existing debt obligations through cash flow from operations, cash on hand, bank lines of credit and public offerings under the $2.75 billion Shelf Registration Statement.

Safe Harbor Provision

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to competition, development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), pending or future legal proceedings, domestic or international economic conditions (including sensitivity to fluctuations in foreign currencies), changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and application for licenses and approvals under applicable laws and regulations (including gaming laws and regulations).

                          MGM MIRAGE AND SUBSIDIARIES


Part II.    OTHER INFORMATION

Items 3, 4 and 5 of Part II are not applicable.

Item 1.     Legal Proceedings

      On September 28, 1999, a former stockholder of the Company's subsidiary which owns and operates the Holiday Inn(R) Boardwalk hotel-casino filed a first amended complaint in a putative class action lawsuit in District Court for Clark County, Nevada against Mirage and certain former directors and principal stockholders of the subsidiary. The complaint alleged that Mirage induced the other defendants to breach their fiduciary duties to Boardwalk's minority stockholders by devising and implementing a scheme by which Mirage acquired Boardwalk at significantly less than the true value of its shares. The complaint sought an unspecified amount of compensatory damages from Mirage and punitive damages from the other defendants, whom the Company is required to defend and indemnify. In June 2000, the court granted the Company's motion to dismiss the complaint for failure to state a claim upon which relief may be granted. In July 2000, the plaintiff filed a notice of appeal from the order of dismissal.

      Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 contains a description of 11 putative class action complaints filed in District Court for Clark County, Nevada against Mirage and its former directors relating to the Mirage Acquisition. In July 2000, the court consolidated the original 10 cases. The Company's motion to dismiss the complaints for failure to state a claim upon which relief may be granted, and the plaintiff's motion in the unconsolidated case to impose a constructive trust on the Company's artwork, are scheduled to be heard by the court on August 28, 2000.

Item 2.    Changes in Securities and Use of Proceeds

      (c) On April 18, 2000, the Company sold 46.5 million shares of its common stock in a private placement for a total purchase price of $1.23 billion. Tracinda, the Company's principal shareholder, purchased 23 million shares in the private placement, and the remaining shares were sold to a limited number of other accredited investors. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits.

     4 Indenture, dated as of May 31, 2000, among the Company, as issuer, the Subsidiary Guarantors, as guarantors, and Bank One of New York, as trustee. Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed on July 6, 2000 (the "July Form 8-K").

     10.1 Letter Agreement dated February 21, 2000 between the Company and J. Terrence Lanni.

     10.2 Letter Agreement dated June 1, 2000 between the Company and John T. Redmond.

     10.3   Letter Agreement dated June 1, 2000 between the Company and Daniel
            M. Wade.

     10.4 Letter Agreement dated June 1, 2000 between the Company and James J. Murren.

     10.5 Letter Agreement dated June 1, 2000 between the Company and Gary N. Jacobs.

     10.6 Agreement for Sale of Shares dated April 14, 2000 between the Company and the Purchasers (as defined therein).

     10.7 Subsidiary Guaranty (Second Amended and Restated Loan Agreement), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Banks that are party to the Loan Agreement referred to therein. Incorporated by reference to Exhibit
            10.1 to the July Form 8-K.

                           MGM MIRAGE AND SUBSIDIARIES


Item 6.       Exhibits and Reports on Form 8-K (continued)

(a)  Exhibits (continued)

     10.8 Schedule setting forth material details of the Subsidiary Guaranty (364-Day Loan Agreement), by the Company and certain of its subsidiaries, in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Banks that are party to the Loan Agreement referred to therein. Incorporated by reference to
              Exhibit 10.2 to the July Form 8-K.

     10.9 Schedule setting forth material details of the Subsidiary Guaranty (Term Loan Agreement), by the Company and certain of its subsidiaries, in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Banks that are party to the Loan Agreement referred to therein. Incorporated by reference to
              Exhibit 10.3 to the July Form 8-K.

     10.10 Guarantee, dated as of May 31, 2000, by certain subsidiaries of the Company, in favor of The Chase Manhattan Bank, as successor in interest to PNC Bank, National Association, as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein. Incorporated by reference to Exhibit 10.4 to the July Form 8-K.

     10.11 Schedule setting forth material details of the Guarantee, dated as of May 31, 2000, by certain subsidiaries of the Company, in favor of U.S. Trust Company, National Association (formerly known as U.S. Trust Company of California, N.A.), as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein. Incorporated by reference to Exhibit 10.5 to the July Form 8-K.

     10.12 Guarantee (Mirage Resorts, Incorporated 7.25% Senior Notes Due October 15, 2006), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of Firstar Bank of Minnesota, N.A., as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein. Incorporated by reference to Exhibit 10.6 to the July Form 8-K.

     10.13 Schedule setting forth material details of the Guarantee (Mirage Resorts, Incorporated 6.625% Notes Due February 1, 2005 and 6.75% Notes Due February 1, 2008), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of The Chase Manhattan Bank, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein. Incorporated by reference to Exhibit 10.7 to the July Form 8-K.

     10.14 Schedule setting forth material details of the Guarantee (Mirage Resorts, Incorporated 6.75% Notes Due August 1, 2007 and 7.25% Debentures Due August 1, 2017), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of First Security Bank, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein. Incorporated by reference to Exhibit 10.8 to the July Form 8-K.

     10.15 Instrument of Joinder, dated as of May 31, 2000, by Mirage and certain of its wholly owned subsidiaries, in favor of the beneficiaries of the Guarantees referred to therein. Incorporated by reference to Exhibit 10.9 to the July Form 8-K.

     10.16 Second Amended and Restated Loan Agreement, dated as of April 10, 2000, among the Company, as Borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks, Syndication Agent, Documentation Agents and Co-Documentation Agents therein named and Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger and Sole Book Manager. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 17, 2000 (the "April Form 8-K").

                          MGM MIRAGE AND SUBSIDIARIES


Item 6.       Exhibits and Reports on Form 8-K (continued)

(a)  Exhibits (continued)

     10.17 364-Day Loan Agreement, dated as of April 10, 2000, among the Company, as Borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks, Syndication Agent, Documentation Agents and Co-Documentation Agents therein named and Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger and Sole Book Manager. Incorporated by reference to Exhibit 10.2 to the April Form 8-K.

     10.18 Term Loan Agreement, dated as of April 7, 2000, among the Company, as Borrower,MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks, Syndication Agent, Documentation Agents and Co-Documentation Agents therein named and Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger and Sole Book Manager. Incorporated by reference to Exhibit 10.3 to the April Form 8-K.

     27       Financial Data Schedule.

(b)  Reports on Form 8-K.

          The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 2000:

     1. Current Report on Form 8-K, dated April 13, 2000, filed by the Company on April 17, 2000 in which events under Item 5, Other Events and Item 7, Financial Statements and Exhibits were reported.

     2. Current Report on Form 8-K, dated May 17, 2000, filed by the Company on May 18, 2000 in which events under Item 5, Other Events were reported.

     3. Current Report on Form 8-K, dated May 18, 2000, filed by the Company on May 18, 2000 in which events under Item 5, Other Events were reported.

     4. Current Report on Form 8-K, dated May 19, 2000, filed by the Company on May 19, 2000 in which events under Item 5, Other Events and Item 7, Financial Statements and Exhibits were reported.

     5. Current Report on Form 8-K, dated June 14, 2000, filed by the Company on June 15, 2000 in which events under Item 2, Acquisition or Disposition of Assets and Item 7, Financial Statements and Exhibits were reported.

                          MGM MIRAGE AND SUBSIDIARIES


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     MGM MIRAGE
                                       -----------------------------------------
                                                    (Registrant)



     Date:  August 11, 2000      By:            /s/  J. Terrence Lanni
                                    -------------------------------------------
                                                J. Terrence Lanni
                                                     Chairman
                                           (Principal Executive Officer)



     Date:  August 11, 2000     By:            /s/  James J. Murren
                                   --------------------------------------------
                                                  James J. Murren
                                                   President and
                                               Chief Financial Officer
                                   (Principal Financial and Accounting Officer)