Form 10-Q
period 2000-09-30
MGM MIRAGE
filed 2000-11-13
CIK 789570

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               -------------     -----------------

Commission File No. 0-16760

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

             3600 LAS VEGAS BOULEVARD SOUTH, LAS VEGAS, NEVADA 89109
--------------------------------------------------------------------------------
               (Address of principal executive offices - Zip Code)

                                 (702) 693-7120
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

           Class                                Outstanding at November 10, 2000
Common Stock, $.01 par value                           159,102,366 shares

                           MGM MIRAGE AND SUBSIDIARIES

                                    FORM 10-Q

                                    I N D E X

                                                                                                            PAGE
                                                                                                          --------
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Statements of Operations for the Three Months and Nine Months
               Ended September 30, 2000 and September 30, 1999...........................................    1-2

               Consolidated Balance Sheets at September 30, 2000 and
               December 31, 1999.........................................................................      3

               Consolidated Statements of Cash Flows for the Nine Months Ended
               September 30, 2000 and September 30, 1999.................................................      4

               Condensed Notes to Consolidated Financial Statements......................................   5-10

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results
               of Operations.............................................................................  11-18

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings.........................................................................     19

     Item 4.   Submission of Matters to a Vote of Security Holders.......................................     20

     Item 6.   Exhibits and Reports on Form 8-K..........................................................  21-22

               Signatures................................................................................     23


                           MGM MIRAGE AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       Three Months Ended               Nine Months Ended
                                                                           September 30,                   September 30,
                                                                   ----------------------------   ------------------------------
                                                                        2000            1999           2000              1999
                                                                   -------------    -----------   ------------     -------------
REVENUES:
  Casino                                                           $     613,650    $   265,897   $  1,297,515     $     586,556
  Rooms                                                                  211,873         67,262        402,363           197,007
  Food and beverage                                                      177,526         43,291        317,785           117,841
  Entertainment, retail and other                                        179,978         54,428        316,525           142,116
  Income from unconsolidated affiliates                                    9,014             --         11,754             6,084
                                                                   -------------    -----------   ------------     -------------
                                                                       1,192,041        430,878      2,345,942         1,049,604
  Less:  promotional allowances                                          101,367         30,471        185,056            78,500
                                                                   -------------    -----------   ------------     -------------
                                                                       1,090,674        400,407      2,160,886           971,104
                                                                   -------------    -----------   ------------     -------------
EXPENSES:
  Casino                                                                 288,474        121,356        609,912           278,362
  Rooms                                                                   64,724         24,328        124,924            67,495
  Food and beverage                                                      109,468         27,294        193,257            73,063
  Entertainment, retail and other                                        111,360         28,971        190,819            80,362
  Provision for doubtful accounts and discounts                           32,412         11,168         66,241            35,553
  General and administrative                                             148,518         63,348        296,461           141,599
  Preopening expenses and other                                            1,609         45,863          3,808            68,780
  Restructuring costs                                                         --             --         23,520                --
  Write-downs and impairments                                                 --             --        102,225                --
  Depreciation and amortization                                           97,298         37,174        197,096            87,616
                                                                   -------------     ----------   ------------     -------------
                                                                         853,863        359,502      1,808,263           832,830
                                                                   -------------    -----------   ------------     -------------

OPERATING PROFIT BEFORE CORPORATE EXPENSE                                236,811         40,905        352,623           138,274
  Corporate expense                                                       11,985          2,279         24,156            11,515
                                                                   -------------    -----------   ------------     -------------
OPERATING INCOME                                                         224,826         38,626        328,467           126,759
                                                                   -------------    -----------   ------------     -------------

OTHER INCOME (EXPENSE):
  Interest income                                                          2,553            750         10,278             1,447
  Interest expense, net                                                 (104,876)       (19,476)      (174,336)          (39,627)
  Interest expense from unconsolidated affiliates                           (921)            --         (1,194)           (1,058)
  Other, net                                                                (185)          (205)          (694)             (738)
                                                                   -------------    -----------   ------------     -------------
                                                                        (103,429)       (18,931)      (165,946)          (39,976)
                                                                   -------------    -----------   ------------     -------------
INCOME BEFORE INCOME TAXES, EXTRAORDINARY
  ITEM AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                                121,397         19,695        162,521            86,783
  Provision for income taxes                                             (49,283)        (7,090)       (64,363)          (31,581)
                                                                   -------------    -----------   ------------     -------------

INCOME BEFORE EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                                 72,114         12,605         98,158            55,202
  Extraordinary loss on early extinguishment of debt, net of
    $2,521 (three months) and $2,983 (nine months) tax
    benefit in 2000 and $484 tax benefit in 1999                          (4,683)            --         (5,416)             (898)
  Cumulative effect of change in accounting principle for
    preopening, net of $4,399 tax benefit                                     --             --             --            (8,168)
                                                                   -------------    -----------   ------------     -------------
NET INCOME                                                         $      67,431    $    12,605   $     92,742     $      46,136
                                                                   =============    ===========   ============     =============

NET INCOME                                                         $      67,431    $    12,605   $     92,742     $      46,136
  Currency translation adjustment                                         (2,213)          (319)        (2,537)            1,873
                                                                   -------------    -----------   ------------     -------------
COMPREHENSIVE INCOME                                               $      65,218    $    12,286   $     90,205     $      48,009
                                                                   =============    ===========   ============     =============

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                           MGM MIRAGE AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

                                                                      Three Months Ended             Nine Months Ended
                                                                         September 30,                 September 30,
                                                                   -------------------------     --------------------------
                                                                      2000           1999           2000             1999
                                                                   ----------     ----------     ----------       ---------
PER SHARE OF COMMON STOCK:

Basic:
   Income per share before extraordinary item and
     cumulative effect of change in accounting principle           $     0.45      $     0.11    $     0.70       $    0.47
   Extraordinary item, net                                              (0.03)             --         (0.04)          (0.01)
   Cumulative effect of change in accounting principle, net                --              --            --           (0.07)
                                                                   ----------      ----------    ----------       ---------
   Net income per share                                            $     0.42      $     0.11    $     0.66       $    0.39
                                                                   ==========      ==========    ==========       =========

Weighted Average Shares Outstanding (000's)(1)                        158,848         117,612       140,649         117,524
                                                                   ==========      ==========    ==========       =========

Diluted:
   Income per share before extraordinary item and
     cumulative effect of change in accounting principle           $     0.45      $     0.10    $     0.69       $    0.46
   Extraordinary item, net                                              (0.03)             --         (0.04)          (0.01)
   Cumulative effect of change in accounting principle, net                --              --            --           (0.07)
                                                                   ----------      ----------    ----------       ---------
   Net income per share                                            $     0.42      $    0.10     $     0.65       $    0.38
                                                                   ==========      ==========    ==========       =========

Weighted Average Shares Outstanding (000's)(1)                        162,367         121,366       143,326         121,010
                                                                  ===========     ===========    ===========    ===========

--------------
Note:
(1) All references to share and per share data herein have been adjusted retroactively to give effect to the February 10, 2000 2-for-1 stock split.


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                           MGM MIRAGE AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS


                                                                                        September 30,           December 31,
                                                                                           2000                     1999
                                                                                      ---------------         --------------
                                                                                        (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                          $       211,272         $     121,522
   Accounts receivable, net                                                                   178,139                83,101
   Inventories                                                                                 85,156                15,240
   Prepaid expenses and other                                                                  65,893                32,598
   Income tax receivable                                                                        9,698                    --
   Deferred tax asset                                                                         146,713                17,452
                                                                                      ---------------         -------------
              Total current assets                                                            696,871               269,913
                                                                                      ---------------         -------------

PROPERTY AND EQUIPMENT, NET                                                                 9,195,936             2,384,772

OTHER ASSETS:
   Investments in unconsolidated affiliates                                                   395,674                12,485
   Excess of purchase price over fair value of net
     assets acquired, net                                                                      53,979                31,683
   Deposits and other assets, net                                                             358,180                44,601
                                                                                      ---------------         -------------
              Total other assets                                                              807,833                88,769
                                                                                      ---------------         -------------
                                                                                      $    10,700,640         $   2,743,454
                                                                                      ===============         =============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                   $        56,591         $      38,018
   Construction payable                                                                         7,341                 7,896
   Income taxes payable                                                                            --                 3,296
   Dividend payable                                                                                --                11,388
   Current obligation, capital leases                                                           5,945                 5,145
   Current obligation, long term debt                                                           6,725                 7,852
   Accrued interest on long term debt                                                          60,206                18,915
   Other accrued liabilities                                                                  528,826               197,580
                                                                                      ---------------         -------------
              Total current liabilities                                                       665,634               290,090
                                                                                      ---------------         -------------

DEFERRED REVENUES                                                                               3,801                 4,241
DEFERRED INCOME TAXES                                                                       1,682,598               108,713
LONG TERM OBLIGATION, CAPITAL LEASES                                                            8,132                12,864
LONG TERM DEBT, NET                                                                         6,026,922             1,304,345
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock ($.01 par value, 300,000,000 shares authorized,
     158,997,609 and 113,879,848 shares outstanding)                                            1,631                 1,384
   Capital in excess of par value                                                           2,039,337             1,261,625
   Treasury stock, at cost (4,059,000 and 24,565,200 shares)                                  (83,683)             (505,824)
   Retained earnings                                                                          359,954               267,165
   Other comprehensive income                                                                  (3,686)               (1,149)
                                                                                      ---------------         -------------
   Total stockholders' equity                                                               2,313,553             1,023,201
                                                                                      ---------------         -------------
                                                                                      $    10,700,640         $   2,743,454
                                                                                      ===============         =============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                           MGM MIRAGE AND SUBIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                      -------------------------------------
                                                                                           2000                    1999
                                                                                      ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $        92,742       $        46,136
   Adjustments to reconcile net income to net cash from
     operating activities
       Depreciation and amortization                                                          197,323                87,729
       Amortization of debt offering costs                                                     19,645                 1,469
       Provision for doubtful accounts and discounts                                           66,241                35,553
       Loss on early extinguishment of debt                                                     8,399                 1,382
       Cumulative effect of accounting change                                                      --                12,567
       Restructuring costs                                                                     23,520                    --
       Write-downs and impairments                                                            102,225                    --
       Income from unconsolidated affiliates                                                  (10,560)               (5,026)
       Distributions from unconsolidated affiliates                                            15,000                    --
       Deferred income taxes                                                                    4,102                11,166
       Change in assets and liabilities, net of effect of
         business acquisitions
           Accounts receivable                                                                (22,995)               (1,722)
           Inventories                                                                          7,011                  (966)
           Prepaid expenses and other                                                         (13,705)              (26,543)
           Income taxes receivable and payable                                                 73,476                (2,581)
           Accounts payable, accrued liabilities and other                                     37,037                14,641
                                                                                      ---------------       ---------------
                  Net cash from operating activities                                          599,461               173,805
                                                                                      ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                       (232,959)             (296,654)
   Acquisition of Primadonna Resorts, Inc., net of cash acquired                                   --               (13,346)
   Acquisition of Mirage Resorts, Incorporated, net of cash acquired                       (5,315,466)                   --
   Proceeds from disposition of property and equipment                                         73,460                 6,193
   Change in construction payable                                                             (11,466)              (10,159)
   Change in deposits and other assets, net                                                  (109,725)                7,419
                                                                                      ---------------       ---------------
       Net cash used in investing activities                                               (5,596,156)             (306,547)
                                                                                      ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under bank facilities                                                         4,354,000               946,000
   Issuance of long term debt, net                                                          1,546,612                    --
   Extinguishment of long term debt                                                                --              (374,500)
   Repayments of bank facilities and other                                                 (2,002,929)             (162,992)
   Purchase of treasury stock                                                                 (52,579)             (294,172)
   Sale of treasury stock                                                                     474,720                    --
   Cash dividend paid                                                                         (11,338)                   --
   Issuance of common stock                                                                   777,959                44,203
                                                                                      ---------------       ---------------
       Net cash from financing activities                                                   5,086,445               158,539
                                                                                      ---------------       ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      89,750                25,797
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              121,522                81,956
                                                                                      ---------------       ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $       211,272       $       107,753
                                                                                      ===============       ===============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

MGM MIRAGE AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

     MGM MIRAGE (the "Company"), formerly known as MGM Grand, Inc., is a Delaware corporation, incorporated on January 29, 1986. As of September 30, 2000, approximately 59.8% of the outstanding shares of the Company's common stock were owned by Kirk Kerkorian and Tracinda Corporation ("Tracinda"), a Nevada corporation wholly owned by Kirk Kerkorian.

     Through its wholly-owned subsidiary, MGM Grand Hotel, Inc., the Company owns and operates the MGM Grand Hotel and Casino ("MGM Grand Las Vegas"), a hotel, casino and entertainment complex located on the Las Vegas Strip in Las Vegas, Nevada.

     On May 31, 2000, the Company completed the acquisition (the "Mirage Acquisition") of Mirage Resorts, Incorporated ("Mirage") (see Note 2). Mirage owns and operates the following hotel, casino and entertainment resorts:
Bellagio, a European-style luxury resort; The Mirage, a tropically-themed destination resort; Treasure Island at The Mirage, a pirate-themed hotel and casino resort; and the Holiday Inn(R) Casino Boardwalk, all of which are located on the Las Vegas Strip. Mirage also owns a 50% interest in the joint venture that owns and operates the Monte Carlo Resort & Casino, a palatial-style hotel and casino also located on the Las Vegas Strip. Mirage also owns and operates the Golden Nugget, a hotel and casino in downtown Las Vegas, the Golden Nugget-Laughlin, located in Laughlin, Nevada, and Beau Rivage, a beachfront resort located in Biloxi, Mississippi. The Company is developing The Borgata, a hotel and casino resort in the Marina District of Atlantic City, New Jersey in a 50-50 joint venture with Boyd Gaming Corporation. Including The Borgata site, the Company owns approximately 120 acres in the Marina District of Atlantic City available for future development. The aforementioned properties are collectively referred to herein as the "Mirage Properties."

     Prior to March 1, 1999, the Company and Primadonna Resorts, Inc. ("Primadonna") each owned 50% of New York-New York Hotel and Casino, LLC ("NYNY LLC"). On March 1, 1999, the Company completed its acquisition (the "Primadonna Acquisition") of Primadonna, and as part of the Primadonna Acquisition, acquired Primadonna's 50% ownership interest in NYNY LLC, which owns and operates the New York-New York Hotel and Casino ("NYNY") on the Las Vegas Strip (see Note 2). Consequently, as of March 1, 1999, Primadonna and NYNY LLC became wholly-owned subsidiaries of the Company. The Primadonna Acquisition also gave the Company ownership of three resorts located in Primm, Nevada at the California/Nevada stateline: Whiskey Pete's, Buffalo Bill's and the Primm Valley Resort (the "Primm Properties"), as well as two championship golf courses located near the Primm Properties.

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

     Through its wholly-owned subsidiary, MGM Grand South Africa, Inc., the Company manages one permanent and two temporary casinos in two provinces of the Republic of South Africa. The Company managed a temporary facility in Nelspruit from October 15, 1997 to November 17, 1999, at which time a permanent casino began operations; the temporary casino in Witbank began operations on March 10, 1998 and the temporary casino in Johannesburg began operations on September 28, 1998. The Company anticipates that the Johannesburg permanent casino will begin operations in the fourth quarter of 2000. The Company receives management fees from its partner, Tsogo Sun Gaming & Entertainment ("Tsogo Sun"), which is responsible for providing all project costs. Tsogo Sun has been granted additional licenses for Durban and East London, and the Company anticipates temporary casinos will be opened in those locations in 2001.

     As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 1999.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2000, and the results of its operations for the three month and nine month periods ended September 30, 2000 and 1999. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation, which have no effect on previously reported net income. In addition, the accompanying financial statements reflect certain adjustments to amounts related to other comprehensive income. The adjustments reduce previously reported comprehensive income by $0.8 million for the three months ended September 30, 1999 and increase previously reported comprehensive income by $5.0 million for the nine months ended September 30, 1999, but have no effect on previously reported net income.

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

     The following unaudited pro forma consolidated financial information for the Company has been prepared assuming both the Primadonna Acquisition and Mirage Acquisition had occurred on January 1, 1999 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                -----------------------------------
                                                                                     2000                 1999
                                                                                ---------------    ----------------
Net Revenues                                                                    $     3,249,672    $      2,826,317
                                                                                ===============    ================
Operating Income                                                                $       502,461    $        348,711
                                                                                ===============    ================
Income before Extraordinary Item and Cumulative Effect of
   Change in Accounting Principle                                               $       124,367    $         41,579
                                                                                ===============    ================

Basic Earnings per Share before Extraordinary Item and
   Cumulative Effect of Change in Accounting Principle                          $          0.78    $           0.25
                                                                                ===============    ================
Weighted Average Basic Shares Outstanding                                               158,874             167,634
                                                                                ===============    ================

Diluted Earnings per Share before Extraordinary Item and
   Cumulative Effect of Change in Accounting Principle                          $          0.77    $           0.24
                                                                                ===============    ================
Weighted Average Diluted Shares Outstanding                                             161,551             171,750
                                                                                ===============    ================

     This unaudited pro forma consolidated financial information is not necessarily indicative of what the Company's actual results would have been had the acquisitions been completed on January 1, 1999, or of future results.

NOTE  3.   LONG TERM DEBT

     Long term debt consisted of the following (IN THOUSANDS):

                                                                                  September 30,       December 31,
                                                                                      2000                 1999
                                                                                ---------------    ----------------
$1.25 Billion Revolving Credit Facility                                         $            --    $        612,000
$2.0 Billion Revolving Credit Facility                                                1,753,000                  --
$1.3 Billion Term Loan                                                                  461,000                  --
$1.0 Billion Revolving Credit Facility                                                  822,500                  --
$300 Million 6.95% Senior Notes, due 2005, net of discount                              296,358             295,728
$200 Million 6.875% Senior Notes, due 2008, net of discount                             197,848             197,628
$200 Million 6.625% Senior Notes, due 2005, net of discount                             180,520                  --
$250 Million 7.25% Senior Notes, due 2006, net of discount                              224,511                  --
$200 Million 6.75% Senior Notes, due 2007, net of discount                              172,364                  --
$200 Million 6.75% Senior Notes, due 2008, net of discount                              170,746                  --
$100 Million 7.25% Senior Debentures, due 2017, net of discount                          79,325                  --
$710 Million 9.75% Senior Subordinated Notes, due 2007, net of discount                 701,636                  --
$850 Million 8.50% Senior Notes, due 2010, net of discount                              844,976                  --
MGM Grand Detroit, LLC Credit Facility, due 2003                                        101,000             169,000
Australian Bank Facility, due 2004 (US$)                                                 26,446              37,841
Other Notes                                                                               1,417                  --
                                                                                ---------------    ----------------
                                                                                      6,033,647           1,312,197
Less Current Obligation                                                                  (6,725)             (7,852)
                                                                                ---------------    ----------------
                                                                                $     6,026,922    $      1,304,345
                                                                                ===============    ================

     Total interest incurred for the three month periods ended September 30, 2000 and 1999 was $142.9 million and $22.2 million, respectively, of which $38.0 million and $2.7 million, respectively, was capitalized. Total interest incurred for the nine month periods ended September 30, 2000 and 1999 was $228.2 million and $52.8 million, respectively, of which $53.9 million and $13.2 million, respectively, was capitalized.

     On April 11, 2000, the Company entered into three senior credit agreements providing for bank financing totaling $4.3 billion from syndicates of banks each led by Bank of America, N.A. (collectively, the "New Senior Facilities"). The New Senior Facilities consist of (1) a $2.0 billion senior revolving credit facility which matures on May 31, 2005 (the "$2.0 billion Revolving Credit Facility") which amended, extended and increased a $1.25 billion facility; (2) a $1.0 billion senior revolving credit facility which matures on April 6, 2001 (the "$1.0 billion Revolving Credit Facility"); and
(3) a $1.3 billion senior term loan which matures on April 6, 2001 (the "$1.3 billion Term Loan"). These New Senior Facilities contain certain covenants, including the requirement to maintain certain financial ratios. On May 31, 2000, the Company borrowed $4.21 billion under the New Senior Facilities to fund the Mirage Acquisition, refinance certain indebtedness of Mirage and the Company, pay fees and expenses in connection with the Mirage Acquisition and for general corporate purposes. On September 15, 2000, the Company used the proceeds from the issuance of senior notes to repay $839 million of the $1.3 billion Term Loan. The Company intends to refinance the remaining balance of the $1.3 billion Term Loan prior to its maturity through the issuance of debt or equity securities under the previously filed $2.75 billion Shelf Registration Statement or through other financing alternatives. The Company currently has financing commitments in place that could be used to refinance the remaining balance of the $1.3 billion Term Loan. Also, stand-by letters of credit totaling $54.7 million were outstanding as of September 30, 2000 under the $2.0 billion Revolving Credit Facility, principally to support municipal financing used in connection with the proposed MGM Grand Detroit permanent casino.

     On May 5, 2000, the Company's Shelf Registration Statement, which allows the Company to issue up to $2.75 billion of debt and equity securities from time to time in public offerings, was declared effective by the Securities and Exchange Commission. On May 31, 2000, the Company issued under the Shelf Registration Statement $710 million of Senior Subordinated Notes, which carry a coupon of 9.75% and are due on June 1, 2007. These Senior Subordinated Notes contain certain basic covenants consistent with this type of indenture. Proceeds from this offering were used to repay a portion of the then outstanding borrowings under Mirage's senior credit facility. On September 15, 2000, the Company issued under the Shelf Registration Statement $850 million of Senior Notes, which carry a coupon of 8.50% and are due on September 15, 2010. These Senior Notes contain covenants consistent with the Company's other Senior Notes. Proceeds from this offering were used to repay a portion of the $1.3 billion Term Loan as discussed above. Any future public offering of securities under the Shelf Registration Statement will only be made by means of a prospectus supplement.

     On May 31, 2000, the $300 million 6.95% Senior Notes due 2005 and the $200 million 6.875% Senior Notes due 2008 each received investment grade ratings from both Moody's and Standard & Poor's. As a result, concurrently with the Mirage Acquisition, the collateral previously securing these obligations was released. The Senior Notes are pari passu with the New Senior Facilities and contain various restrictive covenants, similar to the New Senior Facilities.

     In connection with the May 31, 2000 Mirage Acquisition, all of the outstanding Mirage senior notes and debentures remained outstanding obligations. The notes and debentures are in various tranches as follows: (1) $200 million 6.625% senior notes due February 2005; (2) $250 million 7.25% senior notes due October 2006; (3) $200 million 6.75% senior notes due August 2007; (4) $200 million 6.75% senior notes due February 2008; and (5) $100 million 7.25% senior debentures due August 2017 (collectively, the "Mirage Notes").

     The Company and each of its material subsidiaries, including Mirage, unconditionally guarantees the New Senior Facilities, the Senior Notes, the Mirage Notes and the Senior Subordinated Notes.

     As of September 30, 2000, the Company was in compliance with all covenant provisions associated with the aforementioned obligations.

NOTE 4. STOCKHOLDERS' EQUITY

     On March 1, 1999, the Company issued 19 million shares of its common stock valued at approximately $243.6 million in connection with the Primadonna Acquisition (see Note 2).

     On June 23, 1999, the Company completed a $25.00 per share cash tender offer for 12 million shares of its common stock. The total acquisition cost of the 12 million shares was approximately $282 million.

     On August 5, 1999, the Company announced a twelve-month stock repurchase program for up to 10 million shares of the Company's common stock. The Company purchased a total of 3.1 million shares for an approximate cost of $65.8 million through February 2000. The repurchase program was suspended as a result of the Mirage Acquisition and has now expired.

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

     On April 18, 2000, the Company completed a private placement of 46.5 million shares of the Company's common stock for a total purchase price of $1.23 billion. On May 18, 2000, as required by the private placement agreement, the Company filed a shelf registration statement to register the resale of these shares. Tracinda purchased 23 million shares in the private placement.

NOTE 5.    STATEMENTS OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES

     For the nine months ended September 30, 2000 and 1999, cash payments made for interest, net of amounts capitalized, were $180.8 million and $45.3 million, respectively.

     Cash payments made for state and federal income taxes for the nine months ended September 30, 2000 and 1999 were $28.7 million and $17.7 million, respectively.

     As a result of the Primadonna Acquisition (see Note 2), the Company issued stock to Primadonna shareholders valued at approximately $243.6 million and assumed long term debt totaling $315.2 million.

NOTE 6.    COMPANY RESTRUCTURING PLANS

     During the three months ended March 31, 2000, management initiated and completed a restructuring plan designed to consolidate certain general and administrative functions at NYNY and MGM Grand Las Vegas. This restructuring resulted in a one-time charge against earnings in the first quarter of 2000 totaling $5.5 million ($3.6 million, net of income tax). Approximately 70 people were affected by the reductions, primarily at the Company's operating properties (excluding the Mirage Properties).

     In connection with the Mirage Acquisition, management initiated a comprehensive restructuring plan designed to reduce costs and improve efficiencies of the combined operations of the Company. This restructuring resulted in a one-time charge against earnings in the second quarter of 2000 totaling $18.0 million ($11.7 million, net of income tax), primarily related to the accrual of costs associated with contract terminations and staffing reductions of approximately $5.7 million, the buyout of various leases of approximately $11.1 million and other related restructuring costs of $1.2 million. Approximately 125 people were affected by the reductions, primarily at the Company's operating properties (excluding the Mirage Properties) relating to duplicative functions within marketing, entertainment, retail, information systems and human resources. Approximately $15 million of the accrued costs remained unpaid as of September 30, 2000.

NOTE 7.    ASSET WRITE-DOWNS AND IMPAIRMENTS

     During June 2000, the Company determined to write off various assets and recorded a charge against earnings totaling $102.2 million ($66.4 million, net of income tax). The charge included approximately $49.5 million of costs associated with projects previously under development, approximately $19.0 million of costs associated with the divesting of certain non-strategic assets and $33.7 million of costs associated with re-evaluation of certain assets as a result of the Mirage Acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER VERSUS QUARTER

                                                                                          Three Months Ended
                                                                                              September 30,
                                                                                   --------------------------------
                                                                                      2000                 1999
                                                                                   ------------         -----------
                                                                                            (IN THOUSANDS)
REVENUES:

Casino:
   MGM "same store" properties (a)                                                 $    180,691         $   196,656
   MGM Grand Detroit (b)                                                                102,059              69,241
   Mirage Properties (c)                                                                330,900                  --
                                                                                   ------------         -----------
                                                                                        613,650             265,897
                                                                                   ------------         -----------

Non-casino:
   MGM "same store" properties                                                          172,568             160,553
   MGM Grand Detroit                                                                      8,593               4,571
   Mirage Properties                                                                    388,430                  --
   Eliminations                                                                            (214)               (143)
                                                                                   ------------         -----------
                                                                                        569,377             164,981
                                                                                   ------------         -----------

Promotional allowances:
   MGM "same store" properties                                                           29,156              28,679
   MGM Grand Detroit                                                                      3,962               1,792
   Mirage Properties                                                                     68,249                  --
                                                                                   ------------         -----------
                                                                                        101,367              30,471
                                                                                   ------------         -----------

Income from unconsolidated affiliates:
   Monte Carlo                                                                            9,014                  --
                                                                                   ------------         -----------
Total Net Revenues:
   MGM "same store" properties                                                          324,103             328,530
   MGM Grand Detroit                                                                    106,690              72,020
   Mirage Properties                                                                    651,081                  --
   Income from unconsolidated affiliates                                                  9,014                  --
   Eliminations                                                                            (214)               (143)
                                                                                   ------------         -----------
                                                                                   $  1,090,674         $   400,407
                                                                                   ============         ===========

--------------
(a) MGM "same store" properties consist of MGM Grand Las Vegas, NYNY, the Primm Properties, MGM Grand Australia and MGM Grand South Africa.

(b)    MGM Grand Detroit commenced operations on July 29, 1999.

(c)    The Mirage Properties were acquired on May 31, 2000.

                                                                                          Three Months Ended
                                                                                              September 30,
                                                                                   --------------------------------
                                                                                       2000                 1999
                                                                                   ------------         -----------
                                                                                             (IN THOUSANDS)
EXPENSES:

Casino (including provision for doubtful accounts and discounts):
   MGM "same store" properties (a)                                                 $     96,223         $   100,586
   MGM Grand Detroit (b)                                                                 46,887              31,938
   Mirage Properties (c)                                                                177,776                  --
                                                                                   ------------         -----------
                                                                                        320,886             132,524
                                                                                   ------------         -----------

Non-casino:
   MGM "same store" properties                                                           77,674              76,830
   MGM Grand Detroit                                                                      3,539               3,809
   Mirage Properties                                                                    204,385                  --
   Eliminations                                                                             (46)                (46)
                                                                                   ------------         -----------
                                                                                        285,552              80,593
                                                                                   ------------         -----------

General and administrative                                                              148,518              63,348

Preopening expenses and other                                                             1,609              45,863

Depreciation and amortization                                                            97,298              37,174
                                                                                   ------------         -----------
                                                                                   $    853,863         $   359,502
                                                                                   ============         ===========

--------------
(a) MGM "same store" properties consist of MGM Grand Las Vegas, NYNY, the Primm Properties, MGM Grand Australia and MGM Grand South Africa.

(b)    MGM Grand Detroit commenced operations on July 29, 1999.

(c)    The Mirage Properties were acquired on May 31, 2000.

     Net revenues for the third quarter of 2000 were $1.09 billion, an increase of $690 million, or 172%, over the prior-year third quarter. The increase was due principally to the May 31, 2000 acquisition of the Mirage Properties. The wholly-owned Mirage Properties contributed net revenue of $651 million, while Mirage's 50% interest in the Monte Carlo joint venture added an additional $9 million. Additionally, the 2000 quarter benefited from a full quarter of operations at MGM Grand Detroit, which operated for 64 days in the prior-year quarter, following its July 29, 1999 opening.

     On a same store basis, excluding the impact of the Mirage Acquisition and the opening of MGM Grand Detroit, casino revenue for the third quarter of 2000 declined by $16 million, or 8%, from the $197 million achieved in the 1999 third quarter. This decrease is attributable to a significant decline in table game hold percentage at MGM Grand Las Vegas, offset in part by table game and slot volume increases at MGM Grand Las Vegas of 3% and 7%, respectively.

     Same store non-casino revenue increased by $12 million, or 7%, over the third quarter of 1999. A $7 million, or 28%, increase in food and beverage revenue at MGM Grand Las Vegas was particularly notable. This increase is primarily attributable to a 10% increase in food covers quarter over quarter, resulting in increased revenue at Studio 54 Night Club, MGM Grand Buffet, Brown Derby and Grand Wok. Room revenue at MGM Grand Las Vegas also increased significantly in the 2000 third quarter, despite a 2% reduction in available room nights due to a room remodeling project which was completed in August 2000. The increase in room revenue is attributable to a 10% increase in average daily room rate versus the third quarter of 1999. Non-casino revenue also grew significantly at NYNY, where a 9% quarter over quarter increase was due primarily to strong increases in room and food and beverage revenue.

     Overall operating margins on a same store basis were similar between the two quarterly periods, as significant improvement in non-casino margins offset a decline in casino margins resulting from the significant reduction in table game hold percentage at MGM Grand Las Vegas. Same store non-casino expenses increased by only 1% despite the 7% increase in same store non-casino revenues, principally reflecting significant improvement in operating margins in virtually all categories of non-casino operations at MGM Grand Las Vegas. Overall operating margins at MGM Grand Detroit improved sharply over the prior-year quarter, resulting from cost containment measures and improved operating efficiencies typically achieved following the commencement of operations at a new facility.

     General and administrative expense and depreciation and amortization expense increased by 134% and 162%, respectively, versus the third quarter of 1999. These increases were almost entirely the result of the Mirage Acquisition and the opening of MGM Grand Detroit.

     Preopening expenses and other of $46 million in the 1999 third quarter principally represented costs associated with the opening of MGM Grand Detroit on July 29, 1999, and certain tender offer costs.

     The significant increase in corporate expense was primarily due to the Mirage Acquisition, as well as increased salary, airplane and miscellaneous expenses at the parent company.

     Interest expense, net for the third quarter of 2000 was $105 million, versus $19 million in the prior-year third quarter. This increase was a function of substantial increases both in interest cost and interest capitalized, each as a result of the Mirage Acquisition. Interest cost was $143 million versus $22 million in the third quarter of 1999, as the Company's total debt increased from $1.34 billion at September 30, 1999 to $6.03 billion at September 30, 2000. This increase is reflective of the debt issued and assumed in connection with the Mirage Acquisition. Interest capitalized increased to $38 million from the $3 million recorded in the prior-year third quarter. A substantial majority of the interest capitalized in the third quarter of 2000 relates to development projects on the Las Vegas Strip and in the Marina District in Atlantic City, New Jersey, on development sites acquired in the Mirage Acquisition.

     The extraordinary loss of $4.7 million, net of income tax benefit, recorded in the third quarter of 2000 reflects the write-off of unamortized debt costs related to the portion of the $1.3 billion Term Loan extinguished during the period.

NINE MONTHS VERSUS NINE MONTHS


                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                   --------------------------------
                                                                                        2000                1999
                                                                                   ------------         -----------
                                                                                              (IN THOUSANDS)
REVENUES:

Casino:
   MGM "same store" properties (a)                                                 $    363,380         $   352,884
   NYNY and the Primm Properties (b)                                                    213,267             164,431
   MGM Grand Detroit (c)                                                                297,557              69,241
   Mirage Properties (d)                                                                423,311                  --
                                                                                   ------------         -----------
                                                                                      1,297,515             586,556
                                                                                   ------------         -----------

Non-casino:
   MGM "same store" properties                                                          346,194             328,987
   NYNY and the Primm Properties                                                        162,005             123,877
   MGM Grand Detroit                                                                     21,923               4,571
   Mirage Properties                                                                    507,169                  --
   Eliminations                                                                            (618)               (471)
                                                                                   ------------         -----------
                                                                                      1,036,673             456,964
                                                                                   ------------         -----------

Promotional allowances:
   MGM "same store" properties                                                           63,140              60,378
   NYNY and the Primm Properties                                                         22,744              16,330
   MGM Grand Detroit                                                                     10,484               1,792
   Mirage Properties                                                                     88,688                  --
                                                                                   ------------         -----------
                                                                                        185,056              78,500
                                                                                   ------------         -----------

Income from unconsolidated affiliates:
   NYNY                                                                                      --               6,084
   Monte Carlo                                                                           11,754                  --
                                                                                   ------------         -----------
                                                                                         11,754               6,084
                                                                                   ------------         -----------

Total Net Revenues:
   MGM "same store" properties                                                          646,434             621,493
   NYNY and the Primm Properties                                                        352,528             271,978
   MGM Grand Detroit                                                                    308,996              72,020
   Mirage Properties                                                                    841,792                  --
   Income from unconsolidated affiliates                                                 11,754               6,084
   Eliminations                                                                            (618)               (471)
                                                                                   ------------         -----------
                                                                                   $  2,160,886         $   971,104
                                                                                   ============         ===========

--------------

(a) MGM "same store" properties consist of MGM Grand Las Vegas, MGM Grand Australia and MGM Grand South Africa.

(b) NYNY and the Primm Properties became wholly-owned subsidiaries on March 1, 1999.

(c)    MGM Grand Detroit commenced operations on July 29, 1999.

(d)    The Mirage Properties were acquired on May 31, 2000.


                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                   --------------------------------
                                                                                       2000                 1999
                                                                                   ------------         -----------
                                                                                             (IN THOUSANDS)
EXPENSES:

Casino (including provision for doubtful accounts and discounts):
   MGM "same store" properties (a)                                                 $    230,284         $   223,718
   NYNY and the Primm Properties (b)                                                     77,273              58,292
   MGM Grand Detroit (c)                                                                137,946              31,938
   Mirage Properties (d)                                                                230,650                  --
   Eliminations                                                                              --                 (33)
                                                                                   ------------         -----------
                                                                                        676,153             313,915
                                                                                   ------------         -----------

Non-casino:
   MGM "same store" properties                                                          155,405             159,508
   NYNY and the Primm Properties                                                         73,768              57,741
   MGM Grand Detroit                                                                     11,590               3,809
   Mirage Properties                                                                    268,375                  --
   Eliminations                                                                            (138)               (138)
                                                                                   ------------         -----------
                                                                                        509,000             220,920
                                                                                   ------------         -----------

General and administrative                                                              296,461             141,599

Preopening expenses and other                                                             3,808              68,780

Restructuring costs                                                                      23,520                  --

Write-downs and impairments                                                             102,225                  --

Depreciation and amortization                                                           197,096              87,616
                                                                                   ------------         -----------
                                                                                   $  1,808,263         $   832,830
                                                                                   ============         ===========

--------------

(a) MGM "same store" properties consist of MGM Grand Las Vegas, MGM Grand Australia and MGM Grand South Africa.

(b) NYNY and the Primm Properties became wholly-owned subsidiaries on March 1, 1999.

(c)    MGM Grand Detroit commenced operations on July 29, 1999.

(d)    The Mirage Properties were acquired on May 31, 2000.

     Net revenues for the nine months ended September 30, 2000 were $2.16 billion, an increase of $1.19 billion, or 123%, over the comparable prior-year period. The increase was due principally to the May 31, 2000 acquisition of the Mirage Properties and the July 29, 1999 opening of MGM Grand Detroit. Additionally, the 2000 period benefited from a full nine months of operations at NYNY and the Primm Properties, versus the seven months commencing when these properties became wholly-owned subsidiaries on March 1, 1999. On a combined basis, these operations generated $1.50 billion of net revenues in the 2000 period, versus $344 million in 1999.

     On a same store basis, excluding the impact of the acquisitions and casino opening described above, casino revenue for the first nine months of 2000 increased by $10 million, or 3%, from the $353 million achieved in the comparable 1999 period. This increase was concentrated at MGM Grand Las Vegas, and was principally the result of a 9% increase in table games volume.

     Same store non-casino revenue increased by $17 million, or 5%, over the $329 million recorded in the first nine months of 1999. This increase was also concentrated at MGM Grand Las Vegas, and was achieved predominately in the food and beverage area due to higher revenues at the Studio 54 Night Club, MGM Grand Buffet and Grand Wok, in addition to increased banquet revenue generated by the Conference Center.

     Casino operating margins were essentially unchanged from the 1999 nine-month period on a same store basis, but non-casino margins showed significant improvement, as the Company continued to focus on enhancing the profitability of its operations. Combined operating margins at NYNY and the Primm Properties were similar to those of the prior year, while MGM Grand Detroit achieved a significant improvement over the margins recorded in its initial 64 days of operation in the 1999 nine-month period.

     During the 2000 period, management implemented comprehensive restructuring plans designed to reduce costs and improve efficiencies within the Company. The implementation of such plans resulted in a charge against earnings in the current year totaling $24 million ($15 million, net of tax), primarily related to consolidation of certain general and administrative functions at NYNY and MGM Grand Las Vegas, various contract terminations and staffing reductions, the buyout of various leases and other related items (see Note 6). Approximately 195 people were affected by the reductions, primarily at the Company's operating properties (excluding the Mirage Properties) relating to duplicative functions within marketing, entertainment, retail, information systems and human resources. Management estimates the annualized cost savings resulting from these restructurings to be approximately $16 million.

     During June 2000, the Company recognized a charge against earnings of $102 million ($66 million, net of tax), primarily related to certain projects previously under development which management has determined not to pursue, the divesting of certain non-strategic assets and the re-evaluation of certain assets, all as a result of the Mirage Acquisition (see Note 7).

     The sharp increase in general and administrative expense for the nine months ended September 30, 2000 is attributable to the Mirage Acquisition, the July 29, 1999 opening of MGM Grand Detroit and the March 1, 1999 acquisition of NYNY and the Primm Properties. The increase in depreciation and amortization expense primarily reflects the same factors, and also includes a $12 million increase at MGM Grand Las Vegas resulting from the completion of various expansion and remodeling projects.

     Preopening expense and other of $69 million for the 1999 nine-month period principally represented costs associated with the opening of MGM Grand Detroit, expansion activities at MGM Grand Las Vegas and certain tender offer costs.

     Corporate expense increased by $13 million versus the 1999 nine-month period. This increase was primarily attributable to the Mirage Acquisition, and reflects higher corporate operating expenses related to a larger corporate structure and higher airplane costs due to the operation of two corporate airplanes in the current year compared to only one in the prior year.

     Interest expense, net for the first nine months of 2000 was $174 million, versus $40 million in the prior-year period. Interest cost and interest capitalized were $228 million and $54 million, respectively, in the first nine months of 2000, versus $53 million and $13 million, respectively, in the first nine months of 1999. These increases were attributable to the Mirage Acquisition, as discussed previously in comparing the three-month periods ended September 30, 2000 and 1999.

     Extraordinary loss of $5.4 million in 2000, net of income tax benefit, reflects the write-off of unamortized debt costs from the Company's previous $1.25 billion revolving credit facility and from the portion of the $1.3 billion Term Loan extinguished during the period. Extraordinary loss of $.9 million in 1999, net of income tax benefit, reflects the write-off of unamortized debt costs from the NYNY LLC bank facility, which was extinguished on March 31, 1999.

     Cumulative effect of change in accounting principle of $8.2 million in 1999, net of income tax benefit, reflects the Company's adoption of Statement of Position 98-5 ("SOP 98-5") which requires that costs associated with start-up activities be expensed as incurred.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000 and December 31, 1999, the Company held cash and cash equivalents of $211 million and $122 million, respectively. Cash provided by operating activities for the first nine months of 2000 was $599 million compared with $174 million for the same period of 1999.

     During the nine months ended September 30, 2000, $118 million was drawn down on the $1.25 billion revolving credit facility and $730 million was repaid, including a final balance of $700 million that was refinanced via borrowings under the New Senior Facilities. During the nine months ended September 30, 2000, $4.21 billion was drawn down and $1.17 billion was repaid on the New Senior Facilities and $3.04 billion remained outstanding at the end of the period. During the nine months ended September 30, 2000, $26 million was drawn down and $94 million was repaid on the Detroit credit facility and $101 million remained outstanding at the end of the period.

     Capital expenditures for the nine months ended September 30, 2000 were $233 million, of which approximately $110 million related to general property improvements at the Company's resorts, including the recently completed room refurbishment program at the MGM Grand Las Vegas. Also, the Company incurred approximately $123 million related to the development of a new golf course, the acquisition of land by the MGM Grand Detroit Casino and pre-construction activities and land acquisitions associated with ongoing development projects, including capitalized interest. Capital expenditures relating to general property improvements are estimated to be approximately $65 million for the remainder of 2000. Also, management estimates that the Company may incur approximately $80 million related to other capital projects for the balance of 2000.

     On August 5, 1999, the Company announced a twelve-month stock repurchase program for up to 10 million shares of the Company's common stock. The Company purchased a total of 3.1 million shares for an approximate cost of $66 million through February 2000. The repurchase program was suspended as a result of the Mirage Acquisition and has now expired.

     On December 13, 1999, the Board of Directors approved a two-for-one stock split of the Company's common stock and declared an initial quarterly cash dividend of $0.10 per share, after giving effect to the stock split. The additional shares were distributed on February 25, 2000 to stockholders of record on February 10, 2000. The cash dividend totaling approximately $11 million was paid on March 1, 2000 to stockholders of record on February 10, 2000. All references to share and per share data herein have been adjusted retroactively to give effect to the stock split. Concurrently, the Board of Directors increased the number of authorized shares of the Company's common stock from 75 million shares to 300 million shares. As a result of the Mirage Acquisition, the Company announced on April 19, 2000, that the previously declared quarterly dividend policy was discontinued.

     On May 5, 2000, the Company's Shelf Registration Statement, which allows the Company to issue up to $2.75 billion of debt and equity securities from time to time in public offerings, was declared effective by the Securities and Exchange Commission. After giving effect to the issuance of $710 million of Senior Subordinated Notes and $850 million of Senior Notes (see Note 3), the Shelf Registration Statement has $1.19 billion in remaining capacity for the issuance of future debt or equity securities. Any future public offering of securities under the Shelf Registration Statement will only be made by means of a prospectus supplement.

     The Company intends to refinance the remaining $461 million balance of the $1.3 billion Term Loan prior to its maturity through the issuance of debt or equity securities under the Shelf Registration Statement or through other financing alternatives. The Company currently has financing commitments in place that could be used to refinance such balance.

     On May 31, 2000, the Company completed the Mirage Acquisition whereby Mirage shareholders received $21 per share in cash. Funds needed to complete the acquisition were approximately $6.2 billion. These funds were used for payments to Mirage shareholders and holders of Mirage stock options, refinancing of certain indebtedness of Mirage and MGM Grand, payment of fees and expenses in connection with the Mirage Acquisition and general corporate purposes. In order to fund the Mirage Acquisition, the Company borrowed $4.21 billion under its New Senior Facilities (see Note 3), completed the private placement of 46.5 million shares of its common stock for a total purchase price of approximately $1.23 billion (see Note 4), utilized proceeds from the issuance of $710 million of Senior Subordinated Notes (see Note 3) and used cash on hand to fund the remaining balance.

     The Company intends to focus on utilizing available free cash flow to reduce indebtedness, as well as to finance its ongoing operations. The Company expects to finance operations, capital expenditures and existing debt obligations through cash flow from operations, cash on hand, bank credit facilities and, depending on market conditions, public offerings of securities under the Shelf Registration Statement.

SAFE HARBOR PROVISION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to competition, development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or international economic conditions (including sensitivity to fluctuations in foreign currencies), pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).

PART II.    OTHER INFORMATION

Items 2, 3, and 5 of Part II are not applicable.

ITEM 1.  LEGAL PROCEEDINGS

     On August 28, 2000, the District Court for Clark County, Nevada, in the case entitled CRANDON CAPITAL PARTNERS V. STEPHEN A. WYNN, ET AL. (one of the putative class action lawsuits that arose out of the Company's merger with Mirage), denied the plaintiff's motion to impose a constructive trust on the Company's artwork and also denied the Company's motion to dismiss the complaint for failure to state a claim upon which relief may be granted. On November 13, 2000, the court granted the Company's motion to dismiss the complaint with prejudice for lack of subject matter jurisdiction.

     In December 1997, the trustee of the bankruptcy estate of Ken Mizuno ("Mizuno") filed a complaint against Mirage in the United States Bankruptcy Court for the Central District of California, which was amended in February 1998. The amended complaint claims that Mizuno, a Japanese national, repaid various debts to Mirage's casinos prior to the commencement of Mizuno's bankruptcy case in June 1992 for which Mizuno was not legally liable and which were not legally collectible under Japanese law. The amended complaint alleges that these repayments constituted fraudulent transfers under federal and state law and seeks to require Mirage to pay the value of the transfers, totaling at least $61,418,250, plus interest, to the bankruptcy trustee. In August 1998, the Bankruptcy Court granted Mirage's motion to dismiss the complaint based on the statute of limitations. The plaintiff appealed to the United States District Court for the Central District of California, which reversed the dismissal in January 1999. Mirage appealed the District Court's ruling to the Ninth Circuit Court of Appeal. The underlying adversary proceeding was transferred to the District of Nevada while the Ninth Circuit appeal was pending. After the transfer Mirage moved to dismiss the adversary proceeding on grounds other than those that were on appeal to the Ninth Circuit. In February 2000, the District Court granted Mirage's motion to dismiss several counts of the complaint. As a result, the trustee's remaining claims against Mirage are for recovery of payments by Mizuno of the gaming debts of others made within one year of the bankruptcy filing, totaling approximately $5,500,000. The trustee's attempt to obtain an interlocutory appeal from the Ninth Circuit was denied. In September 2000, the Ninth Circuit affirmed the District Court's order, which held that the trustee's original complaint was timely filed. The Company intends to continue to defend this case vigorously.

     A subsidiary of the Company, MGM Dist., Inc. (formerly MGM Desert Inn, Inc.), is a defendant in an adversary proceeding in a bankruptcy case pending in the United States Bankruptcy Court for the Central District of California. The adversary complaint, which was filed on December 12, 1997, alleges that the debtor, Mizuno, transferred approximately $1.1 million to MGM Desert Inn, Inc. in 1988 and 1989, in payment of casino debts of various individuals. The complaint alleges these transfers were fraudulent conveyances and seeks damages against the Company in an amount not less than approximately $1.1 million. The Company answered the complaint on January 30, 1998, denying the allegations and asserting that the complaint failed to state a claim upon which relief could be granted. Also on January 30, 1998, the Company filed a motion to transfer venue to the United States Bankruptcy Court in the District of Nevada. The Bankruptcy Court denied this motion without prejudice. On February 12, 1998, the plaintiff indicated his intent to file an amended adversary complaint asserting that Mizuno's payment of his own casino debt at the Desert Inn in the approximate amount of $20 million also constituted a fraudulent conveyance. On July 20, 1998, the Bankruptcy Court entered an order granting the Company's motion for dismissal for failure to state a claim based on statute of limitations grounds. The plaintiff's motion for reconsideration in Bankruptcy Court was denied on November 11, 1998. The plaintiff filed a Notice of Appeal to the District Court from the Bankruptcy Court's order granting the Company's motion for dismissal and the Bankruptcy Court's denial of the motion for reconsideration. The District Court heard the appeal while the Mirage appeal on similar issues was before the Ninth Circuit Court of Appeal. Because of the Ninth Circuit appeal, the District Court stayed all proceedings pending the ruling of the Ninth Circuit in the Mirage case. In September 2000, the Ninth Circuit affirmed the District Court's order in the Mirage case, which had ruled that the trustee's original complaint was timely filed. As a result, the District Court reversed the Bankruptcy Court's ruling in the Desert Inn case and remanded the adversary proceeding to the Bankruptcy Court for further proceedings. The Company intends to continue to defend this action vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company's 2000 Annual Meeting of Stockholders was held on August 1, 2000.

     (c) At the Annual Meeting, the following individuals were elected to serve one-year terms as members of the Board of Directors:

         NAME                                      SHARES VOTED FOR                             SHARES WITHHELD
--------------------------                         ----------------                             ---------------
James D. Aljian                                         130,468,999                               5,613,689
Robert H. Baldwin                                       135,849,132                                 233,556
Fred Benninger                                          135,828,478                                 254,210
Terry Christensen                                       135,750,835                                 331,853
Glenn A. Cramer                                         135,920,907                                 161,781
Willie D. Davis                                         135,941,784                                 140,904
Alexander M. Haig, Jr.                                  135,722,451                                 360,237
Gary N. Jacobs                                          135,750,232                                 332,456
Kirk Kerkorian                                          135,730,335                                 352,353
J. Terrence Lanni                                       135,851,347                                 231,341
George J. Mason                                         135,835,688                                 247,000
James J. Murren                                         135,847,456                                 235,232
Ronald M. Popeil                                        135,941,121                                 141,567
John T. Redmond                                         135,851,936                                 230,752
Walter M. Sharp                                         135,920,756                                 161,932
Daniel M. Wade                                          135,850,736                                 231,952
Daniel B. Wayson                                        135,850,756                                 231,932
Melvin B. Wolzinger                                     135,918,280                                 164,408
Alex Yemenidjian                                        135,936,499                                 146,189
Jerome B. York                                          135,842,388                                 240,300


     At the Annual Meeting, the following actions were also taken: (i) Article I of the Company's Certificate of Incorporation was amended to change the Company's name to MGM MIRAGE, by a vote of 136,008,178 shares in favor, 45,584 shares opposed and 35,969 shares abstaining; (ii) the Company's Annual Performance Based Incentive Plan for Executive Officers was amended, by a vote of 132,886,424 shares in favor, 1,082,397 shares opposed and 2,120,910 shares abstaining; (iii) the Company's 1997 Nonqualified Stock Option Plan and 1997 Incentive Stock Option Plan were amended, by a vote of 105,557,782 shares in favor, 22,682,082 shares opposed, 2,118,047 shares abstaining and 5,731,790 broker non-votes; and (iv) the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 2000 was ratified, by a vote of 136,035,980 shares in favor, 18,341 shares opposed and 35,410 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.

           3(i).1 Certificate of Incorporation of the Company, as amended through 1997. Incorporated by reference to Exhibit 3(1) to Registration Statement No. 33-3305 and to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

           3(i).2 Certificate of Amendment to Certificate of Incorporation of the Company dated January 7, 2000 relating to an increase in the authorized shares of common stock. Incorporated by reference to Exhibit 3(2) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the
                    "1999 Form 10-K").

           3(i).3 Certificate of Amendment to Certificate of Incorporation of the Company dated January 7, 2000 relating to a 2-for-1 stock split. Incorporated by reference to Exhibit 3(3) to the 1999 Form 10-K.

           3(i).4 Certificate of Amendment to Certificate of Incorporation of the Company dated August 1, 2000.

           4 Indenture, dated as of September 15, 2000, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and U.S. Trust Company, National
                    Association, as trustee. Incorporated by reference to
                    Exhibit 4 to the Company's Amended Current Report on Form
                    8-K/A filed on October 4, 2000.

           10.1 Omnibus Amendment Agreement, dated as of September 6, 2000, among the Company, as Borrower, MGM Grand Atlantic City,
                    Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks therein named and Bank of America, N.A., as Administrative
                    Agent. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 8,
                    2000.

           10.2     Second Amended and Restated Joint Venture  Agreement of
                    Marina District Development Company, dated as of August 31, 2000, between MAC, CORP. and Boyd Atlantic
                    City, Inc. (without exhibits).

           10.3 1997 Nonqualified Stock Option Plan, giving effect to amendment approved by the Company's shareholders on August
                    1, 2000.

           10.4 1997 Incentive Stock Option Plan, giving effect to amendment approved by the Company's shareholders on August 1, 2000.

           10.5     Annual Performance Based Incentive Plan for Executive
                    Officers, giving effect to amendment approved by the Company's shareholders on August 1, 2000. Incorporated by reference to Appendix I to the Company's definitive
                    Proxy Statement filed under cover of Schedule 14A on July 6, 2000.

           27       Financial Data Schedule.


      (b)  Reports on Form 8-K.

     The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2000.

           1. Current Report on Form 8-K, dated July 3, 2000, filed by the Company on July 6, 2000 in which events under Item 5, Other Events and Item 7, Financial Statements and Exhibits were reported.

           2. Current Report on Form 8-K, dated September 7, 2000, filed by the Company on September 8, 2000 in which events under Item 5, Other Events and Item 7, Financial Statements and Exhibits were reported.

           3. Current Report on Form 8-K, dated September 15, 2000, filed by the Company on September 15, 2000 in which events under Item 5, Other Events and Item 7, Financial Statements and Exhibits were reported.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MGM MIRAGE


Date:  November 13, 2000        By:  /s/ J. TERRENCE LANNI
                                   -------------------------------------
                                   J. Terrence Lanni
                                   Chairman (Principal Executive Officer)



Date:  November 13, 2000        By:  /s/ JAMES J. MURREN
                                   -------------------------------------
                                   James J. Murren
                                   President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)