Form 10-K405
period 2000-12-31
MGM MIRAGE
filed 2001-03-28
CIK 789570

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period                to

Commission File No. 0-16760

MGM MIRAGE
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	88-0215232 (I.R.S. Employer Identification Number)

3600 Las Vegas Boulevard South - Las Vegas, Nevada 89109 (Address of principal executive office) (Zip Code)

(702) 693-7120
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /x/

    The aggregate market value of the Registrant's Common Stock held by non-affiliates (all persons other than executive officers, directors or greater-than-10% shareholders) of the Registrant (based on the closing price on the New York Stock Exchange Composite Tape on March 9, 2001) was $1,799,197,819. As of March 9, 2001, 159,241,336 shares of Registrant's Common Stock, $.01 par value, were outstanding.

    Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

    MGM MIRAGE, formerly known as MGM Grand, Inc. (the "Company" or the "Registrant," which may also be referred to as "we," "us" or "our") was organized as a Delaware corporation on January 29, 1986. On March 1, 1999, we completed the acquisition of Primadonna Resorts, Inc. whereby Primadonna became our wholly owned subsidiary. The merger had a total equity value of approximately $244 million. In addition, Primadonna had outstanding debt of approximately $315 million. On May 31, 2000, we completed the acquisition of Mirage Resorts, Incorporated whereby Mirage became our wholly owned subsidiary. The merger had a total equity value of approximately $4.4 billion. In addition, Mirage had outstanding debt of approximately $2.0 billion.

Our Operating Properties

    Through our wholly owned subsidiaries, we own and operate the following hotel-casinos and resorts:

  •
  Bellagio—an elegant European-style luxury resort located on an approximately 90-acre site with 1,450 feet of frontage at the center of the Las Vegas Strip, which opened on October 15, 1998. The resort overlooks an eight-acre lake inspired by Lake Como in Northern Italy. Each day, more than 1,000 fountains in the lake come alive at regular intervals in a choreographed ballet of water, music and lights. Bellagio features a wide variety of casual and gourmet restaurants in both indoor and outdoor settings (including the world-famous Le Cirque, Olives, Aqua and Picasso restaurants), upscale retail boutiques (including those leased to Armani, Chanel, Gucci, Hermes, Prada, Fred Leighton and Tiffany & Co.) and extensive meeting, convention and banquet space. Bellagio's specially designed theatre offers luxurious seating overlooking a stage that rises and falls in sections into what we believe to be one of the world's largest enclosed bodies of water. The theatre is home to the spectacular show "O" produced and performed by the talented Cirque du Soleil organization. The Bellagio Gallery of Fine Art features rotating exhibitions of original masterpieces from museums and private collections. The surroundings of Bellagio are lushly landscaped with classical gardens and European fountains and pools. Inside, a botanical conservatory is filled with vibrant colors and pleasing scents that change with the seasons.

  •
  MGM Grand Las Vegas—The City of Entertainment—a multi-themed destination resort, located on approximately 116 acres, with over 350 feet of frontage on the Las Vegas Strip and 1,450 feet of frontage on Tropicana Avenue. The complex is easily accessible from McCarran International Airport and from Interstate 15 via Tropicana Avenue. MGM Grand Las Vegas features a 380,000 square foot state-of-the-art conference center, a 6.6 acre pool and spa complex, an approximately 50 foot tall polished bronze lion sculpture on a 25 foot pedestal, which is the resort's signature, and a Studio 54 nightclub. Other amenities include "Studio Walk," which portrays a Hollywood sound stage and reflects an appearance that is inspired by a number of Hollywood landmarks, including the Brown Derby restaurant, the Farmers Market food court and Griffith Park Observatory retail facilities, 12 additional restaurants and 37 retail shopping outlets, including 20 owned and 17 leased facilities. Entertainment facilities include: an 11,700 square foot indoor arcade containing carnival games of skill and an extensive video arcade including virtual reality simulators; a 746-seat showroom providing celebrity entertainment; a 387-seat Cabaret Theatre which will house a new show beginning in May 2001; a 1,774-seat showroom specifically designed for the EFX production show, our original grand spectacle special effects stage production; and the MGM Grand Garden, a special events center which seats a maximum of 16,766 patrons and provides a venue for mega-entertainment such as: the spectacular millennium New Years' concert featuring Barbra Streisand; Tina Turner; Bette Midler; the Rolling Stones; Rod Stewart; Neil Diamond; Elton John;

    Billy Joel; Jimmy Buffett; Phil Collins; and Bruce Springsteen, as well as championship boxing and other sporting events.

  MGM Grand Las Vegas is currently connected to Bally's and Paris hotel-casinos via a one-mile elevated public transit monorail. The monorail was acquired in September 2000 by The Las Vegas Monorail Company, a Nevada nonprofit corporation, which has commenced a system expansion project. When completed, the system will be approximately four miles long and will have seven stations directly connecting eight hotel-casinos on the east side of the Las Vegas Strip to the Las Vegas Convention Center. Completion of the expanded monorail system is scheduled for the first quarter of 2004.

  •
  The Mirage—a luxurious, tropically themed destination resort located on approximately 100 acres with 2,200 feet of frontage shared with Treasure Island near the center of the Las Vegas Strip. The exterior of the resort is landscaped with palm trees, abundant foliage and more than four acres of lagoons and other water features centered around a 54-foot volcano and waterfall. Each evening, the volcano erupts at regular intervals, sending blasts of steam and water 40 feet into the air, with flames that spectacularly illuminate the front of the resort. Inside the front entrance is an atrium with a tropical garden and additional water features capped by a 100-foot-high glass dome. The atrium has an advanced environmental control system and creative lighting and other special effects designed to replicate the sights, sounds and fragrances of the South Seas. Located at the rear of the hotel, adjacent to the swimming pool area, is a dolphin habitat with eight Atlantic bottlenose dolphins and The Secret Garden of Siegfried & Roy, an attraction that allows guests to view the beautiful exotic animals of Siegfried & Roy, the world-famous illusionists who star in a spectacular show at The Mirage. In March 2000, construction of the Danny Gans Theatre in The Mirage, which showcases this talented singer/impersonator, was completed.

  •
  Treasure Island at The Mirage—a Caribbean-themed hotel-casino resort located next to The Mirage. Treasure Island and The Mirage are connected by a monorail. The front of Treasure Island, facing the Strip, is an elaborate pirate village where full-scale replicas of a pirate ship and a British frigate regularly engage in a pyrotechnic and special effects sea battle, culminating with the sinking of the frigate. The showroom at Treasure Island features Mystère, a unique choreographic mix of magic, special effects and feats of human prowess produced and performed by Cirque du Soleil. In recognition of its superior customer service and upgraded guestrooms, Treasure Island has been awarded the Four Diamond rating by AAA.

  •
  New York-New York Hotel and Casino—a 47-story destination resort which opened on January 3, 1997. New York-New York, which is located on the Las Vegas Strip at Tropicana Avenue, replicates many of New York City's landmark buildings and icons, including the Statue of Liberty, the Empire State Building, Central Park, the Brooklyn Bridge and a Coney Island-style roller coaster. New York-NewYork is considered to be one of the most architecturally distinctive buildings in the world. The casino features highly themed interiors: Park Avenue with retail shops, The Financial District consisting of the cashier's cage, a Central Park setting in the central casino area, and Little Italy with its traditional food court set inside a typical residential neighborhood. New York-New York also features seven specialty leased restaurants.

  •
  Primm Properties—consist of three hotel-casinos on both sides of Interstate 15 at the California/Nevada state line in Primm, Nevada (about 40 miles from Las Vegas) and the Primm Valley Golf Club nearby in California.

  Buffalo Bill's Resort & Casino, Primm Valley Resort & Casino, Whiskey Pete's Hotel & Casino and Primm Valley Golf Club (collectively, the "Primm Properties") form a major destination location and offer, to the more than 12 million vehicles annually traveling through Primm on Interstate 15, the first opportunity to wager upon entering Nevada and the last opportunity before leaving. We estimate that more than 26% of all passing vehicles stopped at the Primm Properties in 2000.

  The Primm Properties offer an array of amenities and attractions, including a 25,000 square foot conference center, 20 restaurants, 10 of which are leased, and a variety of amusement rides. In addition, the Primm Properties feature swimming pools, a movie theatre, motion simulation theatres, an interactive water flume ride, "The Desperado" roller coaster and the "Turbo Drop" thrill ride. The 6,100-seat Star of the Desert Arena hosts top-name entertainers and has allowed the Primm Properties to use special events as part of extended stay packages.

  In July 1998, the Fashion Outlet of Las Vegas opened to the public. The Fashion Outlet is a highly themed shopping experience containing approximately 400,000 square feet of retail space with over 100 retail outlet stores. The Fashion Outlet is connected to Primm Valley and is owned and operated by a partnership of TrizecHahn Factory Shops, Inc. and Talisman Companies.

  •
  The Golden Nugget—the largest, in terms of number of guestrooms (according to the Las Vegas Convention and Visitors Authority) and, we believe, the most luxurious hotel-casino in downtown Las Vegas. The Golden Nugget, together with its parking facilities, occupies approximately seven and one-half acres and is located approximately five miles north of The Mirage. It has received the AAA Four Diamond Award for 24 consecutive years. The Golden Nugget has also benefited from the "Fremont Street Experience," a $70 million entertainment attraction developed by a coalition of several major downtown Las Vegas hotel-casinos (including the Golden Nugget) in conjunction with the City of Las Vegas. This attraction converted Fremont Street into a four-block-long pedestrian mall, topped with a 90-foot by 1,400-foot special effects canopy. Within the canopy are 2.1 million computer-controlled, four-color lights and a 540,000-watt sound system.

  •
  The Golden Nugget-Laughlin—located on approximately 13 acres with 600 feet of Colorado River frontage near the center of the tourist strip in Laughlin, Nevada, 90 miles south of Las Vegas. The Golden Nugget-Laughlin features a 32,000-square foot casino, 300 hotel rooms (including four suites), four restaurants, three bars, a nightclub, a deli, an ice cream parlor and two gift and retail shops. Other facilities at the Golden Nugget-Laughlin include a swimming pool, a parking garage with space for approximately 1,585 vehicles and approximately four and one-half acres of surface parking for recreational vehicles. We also own and operate a 78-room motel in Bullhead City, Arizona, across the Colorado River from the Golden Nugget-Laughlin.

  •
  Monte Carlo Resort & Casino—located on approximately 46 acres with 600 feet of frontage on the Las Vegas Strip, approximately one-half mile south of Bellagio. We own 50% of this resort in a joint venture with Mandalay Resort Group, which manages the resort. Monte Carlo has a palatial style reminiscent of the Belle Époque, the French Victorian architecture of the late 19th century. The resort has amenities such as a brew pub featuring live entertainment, a health spa, a beauty salon, a 1,200-seat theatre featuring the world-renowned magician Lance Burton, a large pool area and lighted tennis courts. Monte Carlo is connected to Bellagio by a monorail.

  •
  Holiday Inn® Casino Boardwalk (the "Boardwalk")—located between Bellagio and Monte Carlo on the Las Vegas Strip. This facility includes 654 hotel rooms and 32,000 square feet of casino space. Other amenities at the Boardwalk include a coffee shop, a buffet, a snack bar, an entertainment lounge, two bars, a gift shop, 7,300 square feet of interior meeting space, two outdoor swimming pools and 1,125 garage and surface parking spaces.

  •
  Golf Resorts—We own and operate an exclusive world-class golf course known as "Shadow Creek," located approximately five miles north of downtown Las Vegas and approximately ten miles north of our Las Vegas Strip hotel-casinos. We also own and operate the Primm Valley Golf Club, located one mile south of Primm in California, which includes two 18 hole championship courses. All of these golf courses were designed by renowned golf course architect Tom Fazio.

  •
  MGM Grand Detroit—our interim casino facility in Detroit, Michigan opened on July 29, 1999. The facility's interior is decorated in an Art Deco motif with a retail outlet, two themed bars, a VIP lounge and four restaurants: the Java Coast; Grand Buffet; Venti Uno; and our signature upscale restaurant, the Brown Derby. The site is conveniently located off the Howard Street exit from the John C. Lodge Expressway in downtown Detroit, and has parking for approximately 3,083 vehicles in two parking garages and additional on-site covered parking.

  •
  Beau Rivage—a luxurious beachfront resort located on a 41-acre site with 1,400 feet of frontage where Interstate 110 meets the Gulf Coast in Biloxi, Mississippi. Beau Rivage opened on March 16, 1999. The graceful driveway leading to Beau Rivage is lined with intricate gardens and stately oak trees. Large trees fill the resort's skylit atrium lobby. Twelve distinctive restaurants offer a variety of dining experiences, from a café nestled in the atrium gardens to a steak and seafood restaurant surrounded by tropical fish and coral reefs. Adjoining its lavish health spa and salon is a lushly landscaped swimming pool, café and special events pavilion overlooking the Gulf of Mexico. Beau Rivage also offers a state-of-the-art convention center, a shopping esplanade, a 1,600-seat theatre and a brew pub with live entertainment nightly. Adjoining the hotel is a deluxe marina capable of accommodating yachts of up to 125 feet in length.

  •
  MGM Grand Australia—located on 18 acres of beachfront property in Darwin, Northern Territory, Australia. The resort includes a public and private casino, 96 rooms, restaurants and other facilities. We have positioned MGM Grand Australia as a multi-faceted gaming and entertainment facility for the local market and, to a lesser extent, as an exclusive destination resort for international table game customers.

  •
  MGM Grand South Africa, Inc.—manages two permanent casinos and one interim casino in two provinces of the Republic of South Africa. We managed an interim facility in Nelspruit from October 15, 1997 to November 17, 1999, at which time a permanent casino began operations and the interim facility was closed. The interim casino in Witbank began operations on March 10, 1998, and the interim casino in Johannesburg operated from September 28, 1998 through November 26, 2000, at which time the permanent facility, the Montecasino, began operations and the interim facility was closed. On July 30, 1996, we entered into an agreement with Tsogo Sun Holdings (Pty) Limited, a joint venture company formed by the Southern Sun Group and Tsogo Investment Holding Company (Pty) Limited, to act as the exclusive casino project developer and manager for the joint venture company, which contemplated applying for up to 15 casino licenses in the Republic of South Africa. Under the agreement, we will earn fees for the management of all casino operations of Tsogo Sun. Tsogo Sun will provide or procure all of the financing necessary for the hotel-casino projects. Tsogo Sun has been granted additional licenses for Durban and East London, and we anticipate interim casinos will be opened in those locations in 2001.

Hotel-Casino Resort Properties

    We have provided below certain information about our hotel-casino resort properties as of December 31, 2000. Except as otherwise indicated, we wholly own and operate these properties.

Name and Location	Number of Rooms/Suites	Approximate Casino Square Footage	Slots(1)	Gaming Tables(2)
Domestic Casinos:
Las Vegas Strip, Nevada
Bellagio*	3,005	155,000	2,428	141
MGM Grand Las Vegas	5,034	171,500	3,327	158
The Mirage*	3,044	107,200	2,292	119
Treasure Island*	2,885	83,800	1,892	80
New York-New York	2,024	84,000	2,086	77
Monte Carlo(3)*	3,002	102,000	2,072	71
Boardwalk*	654	32,000	606	20

Subtotal	19,648	735,500	14,703	666

Downtown Las Vegas, Nevada
The Golden Nugget*	1,907	38,000	1,267	58
Laughlin, Nevada
The Golden Nugget-Laughlin*	300	32,000	1,116	17
Primm, Nevada
Buffalo Bill's Resort & Casino	1,240	62,000	1,530	34
Primm Valley Resort & Casino	625	38,000	1,381	34
Whiskey Pete's Hotel & Casino	779	33,400	1,376	30

Subtotal	2,644	133,400	4,287	98

Detroit, Michigan
MGM Grand Detroit(4)	N/A	75,000	2,428	86
Biloxi, Mississippi
Beau Rivage*	1,780	80,000	2,016	88

Total Domestic	26,279	1,093,900	25,817	1,013

International Casinos:
Darwin, Northern Territory, Australia
MGM Grand Australia	96	23,800	371	28
South Africa
Nelspruit(5)	N/A	13,000	298	12
Witbank(5)	N/A	15,500	360	12
Johannesburg(5)	N/A	142,000	1,700	70

Grand Total	26,375	1,288,200	28,546	1,135

*
Represents a Mirage-owned property prior to the acquisition of Mirage Resorts on May 31, 2000.

(1)
Includes slot machines and other coin-operated gaming devices.

(2)
Generally includes blackjack ("21"), baccarat, craps, pai gow poker, Caribbean stud poker, wheel of fortune and roulette.

(3)
Owned and operated by a 50-50 joint venture with Mandalay Resort Group.

(4)
On July 29, 1999, we opened our interim casino facility in Detroit.

(5)
We do not own these properties. They are governed by a joint venture agreement among MGM MIRAGE and Tsogo Sun Investment Holdings (pty) Limited, under which MGM MIRAGE earns fees for the management of all casino operations.

Future Expansion

  Detroit, Michigan

    The Michigan Gaming Control and Revenue Act provides that not more than three casinos may be licensed at any one time by the State of Michigan and that they be located only in the City of Detroit. In November 1997, at the conclusion of a competitive selection process, the Mayor of Detroit designated MGM Grand Detroit, LLC to develop one of the three authorized hotel-casino complexes. MGM Grand Detroit, Inc., our wholly owned subsidiary, holds a controlling interest in MGM Grand Detroit, LLC and plans to provide substantially all of the equity capital for construction of the permanent facility. A minority interest in MGM Grand Detroit, LLC is held by Partners Detroit, LLC, a Michigan limited liability company owned by residents and entities located in the Detroit metropolitan area. As planned, the Detroit permanent facility is expected to include a 100,000 square foot casino and an 800-room hotel with ballroom, convention and meeting rooms, restaurants, bars, entertainment and retail facilities. The total project cost could exceed $800 million and development could take up to four years. Development of the permanent facility will not proceed until after acquisition by MGM Grand Detroit, LLC of the permanent development site from the City of Detroit, which is attempting to acquire the site from a number of independent land owners. The design, budget and schedule for development of the permanent facility are at a preliminary stage, will be subject to the risks attendant to large-scale projects and may be subject to additional costs and delays beyond preliminary estimates. No assurance can be given that we will develop a permanent hotel-casino in Detroit, or if we do, as to its ultimate size, configuration or cost.

  Atlantic City, New Jersey

    In January 1998, the City of Atlantic City deeded to Mirage approximately 180 acres (120 acres of which are developable) in the Marina area of Atlantic City. In exchange, Mirage agreed to develop a hotel-casino on the site and perform certain other obligations. Mirage also entered into an agreement with two New Jersey State agencies for the construction and joint funding of road improvements necessary to improve access to the Marina area. As called for by the agreement, in October 1997, Mirage funded its $110 million portion and one of the State agencies funded its $125 million portion of the $330 million estimated total cost of the road improvements. Each party deposited its funds into escrow accounts and the funds are restricted for construction of the road improvement projects. The other State agency provided the remaining $95 million estimated cost of the project. There is a fixed-price design/build contract for the road improvement project. Groundbreaking on the project took place in November 1998, and the project is scheduled to open to the public in July 2001.

    In November 2000, a limited liability company owned 50-50 with Boyd Gaming Corporation began construction of the Borgata, a 2,000-guestroom hotel-casino resort, on a 27-acre portion of the Marina site. Boyd is overseeing the construction and will operate the resort upon completion. Construction is expected to be completed in the summer of 2003 at a total project cost, including land, of approximately $1.0 billion. In December 2000, we contributed the 27 acres of land and Boyd contributed $90 million in cash to the venture, and the venture obtained a $630 million secured bank credit facility, which is non-recourse to MGM MIRAGE, to fund the project costs. We and Boyd are each required to contribute up to an additional $117 million in cash to the venture and Boyd is required to contribute any additional cash necessary to fund project costs in excess of the agreed project budget. As of December 31, 2000, each partner had made $17 million of such additional cash contributions to the venture.

    As required by our agreement with Boyd, we have designed and are developing the common roads, landscaping and other master plan improvements for the entire Marina site. As part of the agreement with the City, we are required to remediate environmental contamination at the Marina site, which was a municipal landfill for many years. A substantial portion of the remediation work has been completed. We have recently decided to proceed with the design and development of a new wholly owned hotel- casino resort on the Marina site next to the Borgata. The project is in the preliminary design phase and we have not yet developed a construction budget or schedule.

    We must apply for and receive numerous governmental permits and satisfy other conditions before construction of a new resort on the Marina site can begin. We cannot be certain of the ultimate construction schedule or cost of construction of the Borgata or any other project on the Marina site.

  Las Vegas Development

    Mirage acquired the Boardwalk and various related properties on June 30, 1998. Combined with land we own adjacent to the Boardwalk, the acquisition provides us with an approximately 55-acre site for future development with over 1,200 feet of frontage on the Las Vegas Strip between Bellagio and Monte Carlo. The design, timing and cost of any future development on the site will depend on several factors, including the market's ability to absorb new hotel-casino resorts on the Las Vegas Strip, competition from gaming outside of Nevada and the ultimate size and scope of the project, among other factors.

  Other

    We regularly evaluate possible expansion and acquisition opportunities in both the domestic and international markets. These opportunities may include the ownership, management and operation of gaming and other entertainment facilities in Nevada or in states other than Nevada or outside of the United States. We may undertake these opportunities either alone or with joint venture partners. Development and operation of any gaming facility in a new jurisdiction is subject to many contingencies. Several of these contingencies are outside of our control and may include the passage of appropriate gaming legislation, the issuance of necessary permits, licenses and approvals, the availability of appropriate financing and the satisfaction of other conditions. We cannot be sure that we will decide or be able to proceed with any of these acquisition or expansion opportunities.

Marketing

    All of our hotels and casinos operate 24 hours each day, every day of the year. We do not consider our business to be particularly seasonal. We believe that the largest portion of our Nevada customers live in Southern California, although other geographic areas are also important.

    The level of gaming activity at our casinos is the single largest factor in determining our revenues and operating profit. We also receive a large amount of revenues from room, food and beverage, entertainment and retail operations.

    The principal segments of the Nevada and Mississippi gaming markets are tour and travel, leisure travel, high-level wagerers and conventions (including small meetings and corporate incentive programs). Bellagio, MGM Grand Las Vegas and The Mirage each appeals to the upper end of each market segment, balancing their business by using the convention and tour and travel segments to fill the mid-week and off-peak periods. Our marketing strategy for Treasure Island, New York-New York and the Golden Nugget is aimed at attracting middle- to upper-middle-income wagerers, largely from the leisure travel and, to a lesser extent, the tour and travel segments. Since we believe that the number of walk-in customers also affects the success of all of our hotel-casinos, we design our facilities to maximize their attraction to guests of other hotels.

    The Primm Properties and Golden Nugget-Laughlin appeal primarily to middle-income customers. Their customers are attracted by room, food and beverage and entertainment prices that are lower than those offered by the major Las Vegas hotel-casinos.

    We own and operate an exclusive world-class golf course known as "Shadow Creek," located approximately five miles north of the Golden Nugget and approximately 10 miles north of our Las Vegas Strip hotel-casinos. Our major Las Vegas hotel-casinos offer luxury suite packages that include golf privileges at Shadow Creek. In connection with our marketing activities, we also invite our high-end casino customers to play Shadow Creek on a complimentary basis. We also own and operate the Primm Valley Golf Club, located one mile south of Primm, which includes two 18 hole championship courses used for marketing purposes by our Las Vegas and Primm resorts.

    We believe Beau Rivage is the most luxurious hotel-casino on the Mississippi Gulf Coast. Beau Rivage seeks to attract the most affluent customers in each market segment, particularly those who live in major cities in the South, as well as customers residing in the Gulf Coast region.

    MGM Grand Detroit markets primarily to customers within a 150-mile radius of Detroit. Its customers are attracted by its diverse gaming, dining and retail offerings, its convenient location and its ample onsite parking facilities.

    MGM Grand Australia has targeted its local Northern Territory market for its primary customer base.

    We advertise on radio, television and billboards and in newspapers and magazines in selected cities throughout the United States, as well as on the Internet and by direct mail. We also advertise through our regional marketing offices located in major United States and foreign cities.

Credit

    Credit play represents a large portion of the table games volume at Bellagio, MGM Grand Las Vegas and The Mirage. Our other facilities do not emphasize credit play to the same extent, although we offer credit at those casinos as well, with the exception of MGM Grand Australia, where Northern Territory legislation prohibits credit play.

    We maintain strict controls over the issuance of credit and aggressively pursue collection of our customer debts. These collection efforts are similar to those used by most large corporations, including the mailing of statements and delinquency notices, personal and other contacts, the use of outside collection agencies and civil litigation. Nevada, Mississippi and Michigan gaming debts evidenced by written credit instruments are enforceable under the laws of those states. All other states are required to enforce a judgment on a gaming debt entered in Nevada, Mississippi or Michigan pursuant to the Full Faith and Credit Clause of the United States Constitution. Gaming debts are not legally enforceable in some foreign countries, but the United States assets of foreign debtors may be reached to satisfy judgments entered in the United States. A significant portion of our Company's accounts receivable is owed by major casino customers from the Far East. The collectibility of customer debts is affected by a number of factors, including changes in currency exchange rates and economic conditions in the customers' home countries.

Supervision of Gaming Activities

    In connection with the supervision of gaming activities at our casinos, we maintain stringent controls on the recording of all receipts and disbursements. These audit and cash controls include:

  •
  Locked cash boxes on the casino floor;

  •
  Employees who are independent of casino operations to perform the daily cash and coin counts;

  •
  Constant observation and supervision of the gaming area;

  •
  Observation and recording of gaming and other areas by closed-circuit television;

  •
  Constant computer monitoring of our slot machines;

  •
  Computer tabulation of receipts and disbursements for each of our table games; and

  •
  Timely analysis of deviations from expected performance.

Competition

  Las Vegas

    Our Las Vegas hotel-casinos compete with a large number of other hotel-casinos in the Las Vegas area. Currently there are approximately 33 major hotel-casinos located on or near the Las Vegas Strip, 11 major hotel-casinos located in the downtown area (about five miles from the center of the Strip) and several major facilities located elsewhere in the Las Vegas area. As of December 31, 2000, there were approximately 124,000 guestrooms in Las Vegas, representing a 3% increase when compared to 120,000 at December 31, 1999. Las Vegas Convention and Visitors Authority statistics show that visitor volume increased to 35.8 million in 2000, a 6% increase from the 33.8 million reported for 1999. Additional major new hotel-casinos and expansion projects at existing Las Vegas hotel-casinos have been proposed. We are unable to determine to what extent increased competition will affect our future operating results.

  Primm, Nevada

    The Primm Properties compete primarily with two hotel-casinos located 11 miles north along Interstate 15 in Jean, Nevada and with numerous other hotels and casinos in the Las Vegas area, as well as Native American gaming facilities in Southern California. Recent increases in room capacity on the Las Vegas Strip may increase competition for customers at the Primm Properties. Since many of our current customers stop at Primm as they are driving on Interstate 15 to and from major casino-hotels located in Las Vegas, we believe that our success at Primm is also favorably influenced by the popularity of the Las Vegas resorts. To a lesser extent, the Primm Properties also compete with gaming establishments in or near Laughlin, Nevada, approximately 90 miles away in Southern Nevada. The addition of major gaming properties, the substantial expansion of existing Laughlin resorts or the addition of Native American gaming facilities in California could have an adverse effect on the number of customers visiting the Primm Properties.

  Laughlin, Nevada

    The Golden Nugget-Laughlin competes with nine other casinos in Laughlin, eight of which offer hotel accommodations, as well as with hotel-casinos in Las Vegas, Jean and Primm, Nevada. In recent years, the Laughlin market has been adversely affected by the expansion of casino gaming in Las Vegas and on Native American reservations, particularly in Southern California and Arizona, and we expect these difficult market conditions to continue.

  Detroit

    An assessment prepared by independent consultants for the Company concludes that the Detroit, Michigan and Windsor, Ontario casino gaming markets are effectively one market, and that aggregate annual revenues of approximately $1.1 billion will be generated by patrons living within 150 miles of downtown Detroit. MGM Grand Detroit competes in this market with two other interim casinos located in Detroit, as well as a government-owned casino located nearby in Windsor.

  Biloxi, Mississippi

    Beau Rivage competes with 11 other casinos in the Mississippi Gulf Coast market, nine of which offer hotel accommodations. Gulf Coast casinos also compete in the regional market with a land-based casino in New Orleans and a land-based Native American hotel-casino in central Mississippi. Casinos in the Gulf Coast also compete for the south Florida market with casinos in the Bahamas. Gulf Coast casinos compete to a lesser extent with a number of riverboat casinos in Mississippi and Louisiana.

  Australia

    The success of MGM Grand Australia depends in part upon a balance of (i) its ability to effectively serve the local community as well as (ii) its ability to make efficient use of its strategic proximity to the Southeast Asian gaming market. The Darwin International Airport is an average of 5.5 hours away from the major Asian cities. However, frequency of scheduled air service is a limiting factor.

    There are 13 casinos in Australia competing for the Far East market. Australian casinos operate under exclusive arrangements, which create a regional monopoly for a fixed term. As such, Australian casinos do not compete among themselves for the regional middle to low-end players. However, Far East premium players have become an increasingly important source of revenues; consequently, this market has become very competitive. Due to the competition for premium play customers, and the limitations on scheduled air service, MGM Grand Australia has targeted the local market for its customer base, which has produced relatively stable results.

  Other

    Our Company's facilities also compete for gaming customers with hotel-casino operations located in other areas of Nevada, Atlantic City, the Bahamas and other parts of the world, and for vacationers with non-gaming tourist destinations such as Hawaii and Florida. Our hotel-casinos compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, riverboat and Native American gaming facilities and other forms of legalized gaming in the United States. In recent years, certain states have legalized, and several other states have considered legalizing, casino gaming. We do not believe that legalization of casino gaming in those jurisdictions would have a material adverse impact on our operations. However, we do believe that the legalization of large-scale land-based casino gaming in or near certain major metropolitan areas, particularly in California, could have a material adverse effect on the Las Vegas market. On March 7, 2000, voters in California approved an amendment to the California constitution that gave Native American tribes in California the right to offer a limited number of slot machines and a range of house-banked card games. A number of tribes have already signed, and others are negotiating, gaming compacts with the State of California. More than 60 compacts had been approved by the federal government as of December 31, 2000, and casino-style gaming is legal in California on those tribal lands. At this time, we cannot determine the impact this will have on our Nevada casinos.

How We Compete

    Our major properties compete on the basis of:

  •
  Recruiting, training and retaining well-qualified and motivated employees who provide superior and friendly customer service;

  •
  Offering high-quality guestrooms and dining, entertainment and retail options;

  •
  Providing unique, "must-see" entertainment attractions;

  •
  Our marketing and promotional programs; and

  •
  The superior locations and sites of our properties.

    The principal negative factors relating to our competitive position are:

  •
  Our limited geographic diversification (our major properties are concentrated on the Las Vegas Strip and some of our largest competitors operate in more gaming markets than we do);

  •
  There are a number of gaming facilities located closer to where our customers live than our resorts;

  •
  Our guestroom, dining and entertainment prices are often higher than those of most of our competitors in each market, although we believe that the quality of our facilities and services is also higher; and

  •
  Our hotel-casinos compete to some extent with each other for customers. Bellagio, MGM Grand Las Vegas and The Mirage, in particular, compete for some of the same high-end customers.

Employees and Labor Relations

    As of December 31, 2000, we had approximately 39,000 full-time and 6,000 part-time employees. At that date, we had collective bargaining contracts with unions covering approximately 17,000 of our employees. We do not have union contracts at Beau Rivage, Golden Nugget-Laughlin or the Boardwalk. Although union organizing activities have recently intensified in Las Vegas, we consider our employee relations to be very good.

Regulation and Licensing

  Nevada Government Regulation

    The ownership and operation of casino gaming facilities in Clark County, Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), the City of Las Vegas and the Clark County Liquor and Gaming Licensing Board (the "CCLGLB"). The Nevada Commission, the Nevada Board, the City of Las Vegas and the CCLGLB are collectively referred to as the "Nevada Gaming Authorities."

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

    MGM Grand Hotel, LLC, dba MGM Grand Las Vegas, New York-New York Hotel & Casino, LLC, dba New York-New York Hotel & Casino, The Primadonna Company, LLC, dba Primm Valley Resort, Buffalo Bill's and Whiskey Pete's, THE MIRAGE CASINO-HOTEL, dba The Mirage, Bellagio, LLC, dba Bellagio, Treasure Island Corp., dba Treasure Island at The Mirage, GNLV, Corp., dba the Golden Nugget, GNL, Corp., dba the Golden Nugget-Laughlin, Boardwalk Casino, Inc., dba Holiday Inn® Casino Boardwalk, and Victoria Partners, dba Monte Carlo Resort & Casino (collectively referred to as the "Casino Licensees"), operate casinos and are required to be licensed by the Nevada Gaming Authorities. Each gaming license requires the periodic payment of fees and taxes and is not transferable. MGM Grand Las Vegas, New York-New York, The Primadonna Company, LLC and Golden Nugget Manufacturing Corp. are also licensed as manufacturers and distributors of gaming devices and the Boardwalk is licensed as a distributor of gaming devices. The Company and certain of its subsidiaries are also licensed as shareholders, members and/or managers of certain corporate and limited liability company Casino Licensees. The Company's subsidiary MRGS Corp. is licensed as a 50% general partner of Victoria Partners, the joint venture with Mandalay Resort Group that owns and operates Monte Carlo. The Company and Mirage are also each required to be registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, each is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder or member of, or receive any percentage of profits from, the Casino Licensees, Golden Nugget Manufacturing Corp., or MRGS Corp., without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, Mirage and the foregoing subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, Mirage, the Casino Licensees, Golden Nugget Manufacturing Corp. or MRGS Corp., to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the foregoing subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed by the Nevada Gaming Authorities. Certain officers, directors and key employees of the Company and Mirage who are actively and directly involved in the gaming activities of the foregoing subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability, or the gaming licensee by which the applicant is employed or for whom the applicant serves, must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

    If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or to continue having a relationship with the Company, Mirage, the Casino Licensees, Golden Nugget Manufacturing Corp., or MRGS Corp., such company or companies would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company, Mirage or the foregoing subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

    The Company, Mirage, the Casino Licensees, Golden Nugget Manufacturing Corp., and MRGS Corp. are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company, Mirage and the foregoing subsidiaries must be reported to or approved by the Nevada Commission.

    If it were determined that the Nevada Act was violated by the Casino Licensees, Golden Nugget Manufacturing Corp., or MRGS Corp., the gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, Mirage, the foregoing subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

    Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

    The Nevada Act requires any person who acquires more than 5% of any class of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of any class of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor" as defined in the Nevada Act, which acquires more than 10% but not more than 15% of any class of the Company's voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the Company, any change in the corporate charter, bylaws, management, policies or operations of the Company or any of its gaming affiliates, or any other action that the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

    Under a new provision of the Nevada Act and under certain circumstances, an "institutional investor," as defined in the Nevada Act, which intends to acquire not more than 15% of any class of nonvoting securities of a privately held corporation, limited partnership or limited liability company that is also a registered holding or intermediary company or the holder of a gaming license, may apply to the Nevada Commission for a waiver of the usual prior licensing or finding of suitability requirement if such institutional investor holds such nonvoting securities for investment purposes only. An institutional investor shall not be deemed to hold nonvoting securities for investment purposes unless the nonvoting securities were acquired and are held in the ordinary course of business as an institutional investor, do not give the institutional investor management authority, and do not, directly or indirectly, allow the institutional investor to vote for the election or appointment of members of the board of directors, a general partner or manager, cause any change in the articles of organization, operating agreement, other organic document, management, policies or operations, or cause any other action that the Nevada Commission finds to be inconsistent with holding nonvoting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding nonvoting securities for investment purposes only include: (i) nominating any candidate for election or appointment to the entity's board of directors or equivalent in connection with a debt restructuring; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the entity's management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of nonvoting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, Mirage, the Casino Licensees, Golden Nugget Manufacturing Corp., or MRGS Corp., the Company, Mirage or the foregoing subsidiaries (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities for cash at fair market value. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

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

    The Company is required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's and Mirage's stock certificates to bear a legend indicating that such securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on either the Company or Mirage.

    Neither the Company nor Mirage may make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

    On September 28, 2000, the Nevada Commission granted the Company and Mirage prior approval to make public offerings for a period of 10 months, subject to certain conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

    Changes in control of the Company or Mirage through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he or she obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission concerning a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process of the transaction.

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defensive tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environmental for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated.

    The Nevada Act also requires prior approval of a plan of recapitalization proposed by a Registered Corporation's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada, the City of Las Vegas and to Clark County. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by the Casino Licensees where certain entertainment is provided in a cabaret, nightclub, cocktail lounge or casino showroom in connection with the serving or selling of food, refreshments or merchandise. Nevada licensees that hold a license as a manufacturer or a distributor, such as MGM Grand Las Vegas, New York-New York, The Primadonna Company, LLC, the Boardwalk and Golden Nugget Manufacturing Corp., also pay certain fees and taxes to the State of Nevada.

    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

    The sale of alcoholic beverages by the Casino Licensees is subject to licensing, control and regulation by the applicable local authorities. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the Company's operations.

    Pursuant to a 1985 agreement between the State of Nevada and the United States Department of the Treasury (the "Treasury"), the Nevada Commission and the Nevada Board have authority, under Regulation 6A of the Nevada Act, to enforce their own cash transaction reporting laws applicable to casinos which substantially parallel the federal Bank Secrecy Act. Under the Money Laundering Suppression Act of 1994 which was passed by Congress, the Secretary of the Treasury retained the ability to permit states, including Nevada, to continue to enforce their own cash transaction reporting laws applicable to casinos. The Nevada Act requires gaming licensees to file reports related to cash purchases of chips, cash wagers, cash deposits or cash payment of gaming debts, if any such transactions aggregate more than $10,000 in a 24-hour period. Casinos are required to monitor receipts and disbursements of currency in excess of $10,000 and report them to the Nevada Board, which in turn reports them to the Treasury. Pursuant to amendments to the Nevada Act that became effective on October 1, 1997, casinos are also required to file suspicious activity reports directly with an office of the Treasury and provide copies thereof to the Nevada Board. Although it is not possible to quantify the full impact of these requirements on the Company's business, the changes are believed to have had some adverse effect on results of operations since inception.

  Michigan Government Regulation and Taxation

    The Michigan Gaming Control and Revenue Act subjects the ownership and operation of casino gaming facilities to extensive state licensing and regulatory requirements. The Michigan Act also authorizes local regulation of casino gaming facilities by the City of Detroit, provided that any such local ordinances regulating casino gaming are consistent with the Michigan Act and rules promulgated to implement it.

    The Michigan Act creates the Michigan Gaming Control Board and authorizes it to grant casino licenses to not more than three applicants who have entered into development agreements with the City of Detroit. The Michigan Board is granted extensive authority to conduct background investigations and determine the suitability of casino license applicants, affiliated companies, officers, directors, or managerial employees of applicants and affiliated companies and persons or entities holding a one percent or greater direct or indirect interest in an applicant or affiliated company. Institutional investors holding less than certain specified amounts of debt or equity securities are exempted from meeting the suitability requirements of the Michigan Act, provided such securities are issued by a publicly traded corporation, such as MGM MIRAGE, and the securities were purchased for investment purposes only and not for the purpose of influencing or affecting the affairs of the issuer.

    The Michigan Act imposes the burden of proof on the applicant for a casino license to establish its suitability to receive and hold the license. The applicant must establish its suitability as to integrity, moral character and reputation, business probity, financial ability and experience, responsibility, and other criteria deemed appropriate by the Michigan Board. A casino license is valid for a period of one year and the Michigan Board may refuse to renew it upon a determination that the licensee no longer meets the requirements for licensure.

    The Michigan Board may, among other things, revoke, suspend or restrict a casino license. Substantial fines or forfeiture of assets for violations of gaming laws or rules may also be levied against a casino licensee. In the event that a casino license is revoked or suspended for more than 120 days, the Michigan Act provides for the appointment of a conservator who, among other things, is required to sell or otherwise transfer the assets of the casino licensee or former licensee to another person or entity who meets the requirements of the Michigan Act for licensure.

    The Michigan Board has adopted administrative rules, which became effective on June 23, 1998, to implement the terms of the Michigan Act. Among other things, the rules impose more detailed substantive and procedural requirements with respect to casino licensing and operations. Included are requirements regarding such things as licensing investigations and hearings, record keeping and retention, contracting, reports to the Michigan Board, internal control and accounting procedures, security and surveillance, extensions of credit to gaming patrons, conduct of gaming, and transfers of ownership interests in licensed casinos. The rules also establish numerous Michigan Board procedures regarding licensing, disciplinary and other hearings, and similar matters. The rules have the force of law and are binding on the Michigan Board as well as on applicants for or holders of casino licenses.

    The Detroit City Council enacted an ordinance entitled "Casino Gaming Authorization and Casino Development Agreement Certification and Compliance." The ordinance authorizes casino gaming only by operators who are licensed by the Michigan Board and are parties to a development agreement which has been approved and certified by the City Council and is currently in effect or are acting on behalf of such party. The development agreement between MGM Grand Detroit, LLC, Detroit and the Economic Development Corporation of Detroit has been so approved and certified and is currently in effect. The ordinance requires each casino operator to submit to the Mayor of Detroit and to the City Council periodic reports regarding the operator's compliance with its development agreement or, in the event of non-compliance, reasons for non-compliance and an explanation of efforts to comply. The ordinance requires the Mayor of Detroit to monitor each casino operator's compliance with its development agreement, to take appropriate enforcement action in the event of default and to notify the City Council of defaults and enforcement action taken and, if a development agreement is terminated, it requires the City Council to transmit notice of such action to the Michigan Board within five business days along with Detroit's request that the Michigan Board revoke the relevant operator's certificate of suitability or casino license. If a development agreement is terminated, the Michigan Act requires the Michigan Board to revoke the relevant operator's casino license upon the request of Detroit.

    The Michigan Act effectively provides that each of the three casinos in Detroit shall pay a wagering tax equal to 18% of its adjusted gross receipts, to be paid 8.1% to Michigan and 9.9% to Detroit, an annual municipal service fee equal to the greater of $4 million or 1.25% of its adjusted gross receipts to be paid to Detroit to defray its cost of hosting casinos and an annual assessment, as adjusted based upon a consumer price index, in the initial amount of approximately $8.3 million to be paid by each casino to Michigan to defray its regulatory enforcement and other casino-related costs. These are in addition to the taxes, fees and assessments customarily paid by business entities situated in Detroit.

  Mississippi Government Regulation

    We conduct our Mississippi gaming operations through an indirect subsidiary, Beau Rivage Resorts, Inc., which owns and operates the Beau Rivage casino in the City of Biloxi, Mississippi. The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission.

    The Mississippi Gaming Control Act, which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Although not identical, the Mississippi Act is similar to the Nevada Gaming Control Act. Effective October 29, 1991, the Mississippi Gaming Commission adopted regulations in furtherance of the Mississippi Act which are also similar in many respects to the Nevada gaming regulations.

    The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to:

  •
  prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity;

  •
  establish and maintain responsible accounting practices and procedures;

  •
  maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Gaming Commission;

  •
  prevent cheating and fraudulent practices;

  •
  provide a source of state and local revenues through taxation and licensing fees; and

  •
  ensure that gaming licensees, to the extent practicable, employ Mississippi residents.

    The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission. Changes in Mississippi law or the regulations or the Mississippi Gaming Commission's interpretations thereof may limit or otherwise materially affect the types of gaming that may be conducted, and could have a material adverse effect on us and our Mississippi gaming operations.

    The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. As of January 1, 2001, dockside gaming was permissible in nine of the 14 eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi. The legal age for gaming in Mississippi is 21.

    Beau Rivage Resorts and Beau Rivage Distribution Corp. ("BRDC"), a subsidiary of Beau Rivage Resorts, are subject to the licensing and regulatory control of the Mississippi Gaming Commission. Beau Rivage Resorts is licensed as a Mississippi gaming operator, and BRDC is licensed as a Mississippi distributor of gaming devices. Gaming licenses require the periodic payment of fees and taxes and are not transferable. Gaming licenses are issued for a maximum term of three years and must be renewed periodically thereafter. Beau Rivage Resorts received its Mississippi gaming license on June 20, 1996 and a renewal on June 21, 1998. BRDC received its Mississippi distributor's license on August 20, 1998. On May 18, 2000, the Mississippi Gaming Commission renewed the licenses of both Beau Rivage Resorts and BRDC for terms of three years each, effective June 22, 2000.

    On May 18, 2000, the Mississippi Gaming Commission registered MGM MIRAGE under the Mississippi Act as a publicly traded holding company of Beau Rivage Resorts and BRDC. As a registered publicly traded holding company, MGM MIRAGE is subject to the licensing and regulatory control of the Mississippi Gaming Commission, and is required to periodically submit detailed financial, operating and other reports to the Mississippi Gaming Commission and furnish any other information which the Mississippi Gaming Commission may require. If MGM MIRAGE is unable to satisfy the registration requirements of the Mississippi Act, MGM MIRAGE and its licensed subsidiaries cannot own or operate gaming facilities in Mississippi. Beau Rivage Resorts and BRDC are also required to periodically submit detailed financial, operating and other reports to the Mississippi Gaming Commission and the Mississippi State Tax Commission and to furnish any other information required thereby. No person may become a stockholder of or receive any percentage of profits from a licensed subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Gaming Commission.

    Certain of our officers, directors and employees must be found suitable or be licensed by the Mississippi Gaming Commission. We believe that we have applied for all necessary findings of suitability with respect to these persons, although the Mississippi Gaming Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with us may be required to be found suitable, in which case those persons must pay the costs and fees associated with the investigation. A finding of suitability requires submission of detailed personal and financial information followed by a thorough investigation. There can be no assurance that a person who is subject to a finding of suitability will be found suitable by the Mississippi Gaming Commission. The Mississippi Gaming Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Findings of suitability must be periodically renewed.

    Changes in certain licensed positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Gaming Commission has jurisdiction to disapprove a change in a licensed position. The Mississippi Gaming Commission has the power to require us to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in their capacities.

    Employees associated with gaming must obtain work permits that are subject to immediate suspension. The Mississippi Gaming Commission will refuse to issue a work permit to a person convicted of a felony and it may refuse to issue a work permit to a gaming employee if the employee has committed various misdemeanors or knowingly violated the Mississippi Act or for any other reasonable cause.

    At any time, the Mississippi Gaming Commission has the power to investigate and require a finding of suitability of any record or beneficial stockholders of a publicly traded corporation registered with the Mississippi Gaming Commission, regardless of the percentage of ownership. Mississippi law requires any person who acquires more than 5% of the voting securities of a publicly traded corporation registered with the Mississippi Gaming Commission to report the acquisition to the Mississippi Gaming Commission, and that person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the voting securities of such a company, as reported to the Commission, must apply for a finding of suitability by the Mississippi Gaming Commission. An applicant for finding of suitability must pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation. The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered public company's voting securities. However, the Mississippi Gaming Commission has adopted a policy that may permit institutional investors to own beneficially up to 10% and, under certain circumstances, up to 15%, of a registered public company's voting securities without a finding of suitability.

    Under certain circumstances, an "institutional investor," as defined by the Mississippi Gaming Commission's Policy on Findings of Suitability of Institutional Shareholders (adopted January 20, 2000), which acquires more than 10% but not more than 15% of a registered public company's voting securities, may apply to the Executive Director of the Mississippi Gaming Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered public company, any change in the registered public company's corporate charter, bylaws, management, policies or operations of the registered public company or any of its gaming affiliates, or any other action which the Mississippi Gaming Commission finds to be inconsistent with holding the registered public company's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include:

  •
  voting, directly or indirectly through the delivery of a proxy furnished by the board of directors, on all matters voted upon by the holders of such voting securities;

  •
  serving as a member of any committee of creditors or security holders;

  •
  nominating any candidate for election or appointment to the board of directors in connection with a debt restructuring;

  •
  accepting appointment or election (or having a representative accept appointment or election) as a member of the board of directors in connection with a debt restructuring and serving in that capacity until the conclusion of the member's term;

  •
  making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

  •
  such other activities as the Mississippi Gaming Commission may determine to be consistent with such investment intent.

    If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The Mississippi Gaming Commission may at any time dissolve, suspend, condition, limit or restrict a finding of suitability to own a registered public company's equity interests for any cause it deems reasonable.

    We may be required to disclose to the Mississippi Gaming Commission upon request the identities of the holders of any debt or other securities. In addition, under the Mississippi Act, the Mississippi Gaming Commission may, in its discretion:

  •
  require holders of debt securities of registered corporations to file applications;

  •
  investigate the holders; and

  •
  require the holders to be found suitable to own the debt securities.

    Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with the investigation.

    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of our securities beyond the time that the Mississippi Gaming Commission prescribes, may be guilty of a misdemeanor. We will be subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder, a holder of our debt securities or to have any other relationship with us, we:

  •
  pay the unsuitable person any dividend, interest or other distribution whatsoever;

  •
  recognize the exercise, directly or indirectly, of any voting rights conferred through such securities held by the unsuitable person;

  •
  pay the unsuitable person any remuneration in any form for services rendered or otherwise, except in limited and specific circumstances;

  •
  make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction; or

  •
  fail to pursue all lawful efforts to require the unsuitable person to divest himself or herself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

    Beau Rivage Resorts and BRDC must maintain in Mississippi a current ledger with respect to the ownership of their equity securities and MGM MIRAGE must maintain in Mississippi a current list of its stockholders which must reflect the record ownership of each outstanding share of any equity security issued by MGM MIRAGE. The ledger and stockholder lists must be available for inspection by the Mississippi Gaming Commission at any time. If any of our securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Commission. A failure to make that disclosure may be grounds for finding the record holder unsuitable. The company must also render maximum assistance in determining the identity of the beneficial owner.

    The Mississippi Act requires that the certificates representing securities of a registered publicly traded corporation bear a legend to the general effect that the securities are subject to the Mississippi Act and the regulations of the Mississippi Gaming Commission. On May 18, 2000, the Mississippi Gaming Commission granted us a waiver of this legend requirement. The Mississippi Gaming Commission has the power to impose additional restrictions on us and the holders of our securities at any time.

    Substantially all loans, leases, sales of securities and similar financing transactions by a licensed gaming subsidiary must be reported to or approved by the Mississippi Gaming Commission. A licensed gaming subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities if it obtains the prior approval of the Mississippi Gaming Commission. We may not make a public offering of our securities without the prior approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. The approval, if given, does not constitute a recommendation or approval of the accuracy or adequacy of the prospectus or the investment merits of the securities subject to the offering. On May 18, 2000, the Mississippi Gaming Commission granted us a waiver of the prior approval requirement for our securities offerings for a period of two years, subject to certain conditions. The waiver may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Executive Director of the Mississippi Gaming Commission.

    Under the regulations of the Mississippi Gaming Commission, Beau Rivage Resorts and BRDC may not guarantee a security issued by MGM MIRAGE pursuant to a public offering, or pledge their assets to secure payment or performance of the obligations evidenced by such a security issued by MGM MIRAGE, without the prior approval of the Mississippi Gaming Commission. Similarly, MGM MIRAGE may not pledge the stock or other ownership interests of Beau Rivage Resorts or BRDC, nor may the pledgee of such ownership interests foreclose on such a pledge, without the prior approval of the Mississippi Gaming Commission. Moreover, restrictions on the transfer of an equity security issued by Beau Rivage Resorts or BRDC and agreements not to encumber such securities granted by MGM MIRAGE are ineffective without the prior approval of the Mississippi Gaming Commission. The waiver of the prior approval requirement for MGM MIRAGE's securities offerings received from the Mississippi Gaming Commission on May 18, 2000 includes a waiver of the prior approval requirement for such guarantees, pledges and restrictions of Beau Rivage Resorts and BRDC, subject to certain conditions.

    MGM MIRAGE cannot change its control through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover without the prior approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

    The Mississippi Legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defensive tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly traded that are affiliated with those licensees may be injurious to stable and productive corporate gaming. The Mississippi Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to:

  •
  assure the financial stability of corporate gaming operators and their affiliates;

  •
  preserve the beneficial aspects of conducting business in the corporate form; and

  •
  promote a neutral environment for the orderly governance of corporate affairs.

    MGM MIRAGE may be required to obtain approval from the Mississippi Gaming Commission before it may make exceptional repurchases of voting securities in excess of the current market price of its common stock (commonly called "greenmail") or before it may consummate a corporate acquisition opposed by management. The regulations also require prior approval by the Mississippi Gaming Commission if MGM MIRAGE adopts a plan of recapitalization proposed by its Board of Directors opposing a tender offer made directly to the stockholders for the purpose of acquiring control of MGM MIRAGE.

    Neither MGM MIRAGE nor Beau Rivage Resorts may engage in gaming activities in Mississippi while MGM MIRAGE, Beau Rivage Resorts and/or persons found suitable to be associated with the gaming license of Beau Rivage Resorts conduct gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may require means for it to have access to information concerning MGM MIRAGE's and its affiliates' out-of-state gaming operations. Gaming operations in Nevada were approved when Beau Rivage Resorts was first licensed in Mississippi. MGM MIRAGE received waivers of foreign gaming approval from the Mississippi Gaming Commission on May 18, 2000 for the conduct of gaming operations in Michigan, New Jersey, Northern Territory (Australia), Mpumalanga Province (Republic of South Africa) and Gauteng Province (Republic of South Africa), and may be required to obtain the approval or a waiver of such approval from the Mississippi Gaming Commission before engaging in any additional future gaming operations outside of Mississippi.

    If the Mississippi Gaming Commission decides that a licensed gaming subsidiary violated a gaming law or regulation, the Mississippi Gaming Commission could limit, condition, suspend or revoke the license of the subsidiary. In addition, we, the licensed subsidiary and the persons involved could be subject to substantial fines for each separate violation. A violation under any of MGM MIRAGE's other operating subsidiaries' gaming licenses may be deemed a violation of Beau Rivage Resorts' gaming license. Because of a violation, the Mississippi Gaming Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of Beau Rivage Resorts' gaming license or MGM MIRAGE's registration as a publicly traded holding company of Beau Rivage Resorts, or the appointment of a supervisor could, and the revocation of any gaming license or registration would, materially adversely affect our Mississippi gaming operations.

    A licensed gaming subsidiary must pay license fees and taxes, computed in various ways depending on the type of gaming involved, to the State of Mississippi and to the county or city in which the licensed gaming subsidiary conducts operations. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon:

  •
  a percentage of the gross gaming revenues received by the casino operations;

  •
  the number of slot machines operated by the casino; and

  •
  the number of table games operated by the casino.

    The license fee payable to the State of Mississippi is based upon "gaming receipts," generally defined as gross receipts less payouts to customers as winnings, and equals:

  •
  4% of gaming receipts of $50,000 or less per month;

  •
  6% of gaming receipts over $50,000 and less than $134,000 per month; and

  •
  8% of gaming receipts over $134,000 per month.

    These license fees are allowed as a credit against our Mississippi income tax liability for the year paid. The gross revenue fee imposed by the Mississippi cities and counties in which casino operations are located is in addition to the fees payable to the State of Mississippi and equals approximately 4% of the gaming receipts.

    The Mississippi Gaming Commission adopted a regulation in 1994 requiring as a condition of licensure or license renewal that a gaming establishment's plan include a 500 car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 25% of the casino cost. Infrastructure facilities are defined in the regulation to include a hotel with at least 250 rooms, theme park, golf course and other similar facilities. With the opening of its resort hotel and other amenities, Beau Rivage Resorts is in compliance with this requirement. On January 21, 1999, the Mississippi Gaming Commission adopted an amendment to this regulation which increased the infrastructure requirement to 100% from the existing 25%; however, the regulation grandfathers existing licensees and applies only to new casino projects and casinos that are not operating at the time of acquisition or purchase, and would therefore not apply to Beau Rivage Resorts. In any event, Beau Rivage would comply with such requirement.

    Both the local jurisdiction and the Alcoholic Beverage Control Division of the Mississippi State Tax Commission license, control and regulate the sale of alcoholic beverages by Beau Rivage Resorts. Beau Rivage is in an area designated as a special resort area, which allows casinos located therein to serve alcoholic beverages on a 24-hour basis. The Alcohol Beverage Control Division has the full power to limit, condition, suspend or revoke any license for the service of alcoholic beverages or to place a licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse effect upon the casino's operations. MGM MIRAGE's and Beau Rivage Resorts' key officers and managers must be investigated by the Alcoholic Beverage Control Division in connection with its liquor permits and changes in key positions must be approved by the Alcoholic Beverage Control Division.

  Australia Government Regulation

    The Northern Territory of Australia, like Nevada, has comprehensive laws and regulations governing the conduct of gaming. Our Australian operations are subject to the Gaming Control Act of 1993 and regulations promulgated thereunder and to the licensing and general control of the Minister for Racing and Gaming. MGM Grand Australia Pty Ltd. has entered into a casino operator's agreement with the Minister pursuant to which MGM Grand Australia was granted a license to conduct casino gaming on an exclusive basis through June 30, 2015 in the northern half of the Northern Territory (which includes Darwin, its largest city, where MGM Grand Australia is located). The license provides for a tax payable to the Northern Territory government on gross profits derived from gaming, including gaming devices. The license is not exclusive with respect to gaming devices, and the Minister may permit such devices to be placed in limited numbers in locations not operated by MGM Grand Australia. However, under the license, through June 30, 2005 a portion of the operators' win on such gaming devices is to be offset against gaming tax otherwise payable by MGM Grand Australia.

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

    Additionally, under the terms of the license, the Minister has the right to approve the directors and corporate secretary of MGM MIRAGE and its subsidiaries which own or operate MGM Grand Australia, as well as changes in the ownership or corporate structure of such subsidiaries. MGM MIRAGE is required to file with the Northern Territory authorities copies of all documents required to be filed by MGM MIRAGE or any of its subsidiaries with the Nevada gaming authorities. In the event of any person becoming the beneficial owner of 10% or more of our outstanding stock, the Minister must be so notified and may investigate the suitability of such person. If the Minister determines such person to be unsuitable and following such determination such person remains the beneficial owner of 10% or more of our stock, that would constitute a default under the license.

  New Jersey Government Regulation

    The ownership and operation of hotel-casino facilities and gaming activities in Atlantic City, New Jersey are subject to extensive state regulation under the New Jersey Casino Control Act and the regulations of the New Jersey Casino Control Commission and other applicable laws. In order to operate a hotel-casino property in New Jersey, a company must obtain a license from the New Jersey Commission and obtain numerous other licenses, permits and approvals from other state as well as local governmental authorities. The New Jersey Act also established the New Jersey Division of Gaming Enforcement to investigate all license applications, enforce the provisions of the New Jersey Act and regulations and prosecute all proceedings for violations of the New Jersey Act and regulations before the New Jersey Commission.

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

    Our wholly owned subsidiary, MGM Grand Atlantic City, Inc., has applied to be licensed by the New Jersey Commission to operate a casino, and MGM MIRAGE has applied to be approved as a qualified holding company. On July 24, 1996, MGM MIRAGE and MGM Grand Atlantic City, Inc., and their then officers, directors, and 5% or greater shareholders were found suitable for licensing by the New Jersey Commission. On June 27, 1995, the New Jersey Commission found Mirage and its then officers, directors and 5% or greater shareholders suitable for licensing. These findings of suitability are subject to review and revision by the New Jersey Commission based upon a change in any material fact that is relevant to the findings.

    The New Jersey Act further provides that each person who directly or indirectly holds any beneficial interest or ownership of the securities issued by a casino licensee or any of its intermediary or holding companies, those persons who, in the opinion of the New Jersey Commission, have the ability to control the casino licensee or its intermediary or holding companies or elect a majority of the board of directors of such companies, other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business, lenders and underwriters of such companies are required to be qualified by the New Jersey Commission. However, with respect to a publicly traded holding company such as MGM MIRAGE, a waiver of qualification may be granted by the New Jersey Commission, with the concurrence of the Director of the New Jersey Division, if the New Jersey Commission determines that such persons or entities are not significantly involved in the activities of a casino licensee and in the case of security holders, do not have the ability to control MGM MIRAGE or elect one or more of its directors. There exists a rebuttable presumption that any person holding 5% or more of the equity securities of a casino licensee's intermediary or holding company or a person having the ability to elect one or more of the directors of such a company has the ability to control the company and thus must obtain qualification from the New Jersey Commission.

    Notwithstanding this presumption of control, the New Jersey Act provides for a waiver of qualification for passive "institutional investors," as defined by the New Jersey Act, if the institutional investor purchased publicly traded securities for investment purposes only and where such securities constitute less than 10% of the equity securities of a casino licensee's holding or intermediary company or debt securities of a casino licensee's holding or intermediary company representing a percentage of the outstanding debt of such company not exceeding 20% or a percentage of any issue of the outstanding debt of such company not exceeding 50%. The waiver of qualification is subject to certain conditions including, upon request of the New Jersey Commission, filing a certified statement that the institutional investor has no intention of influencing or affecting the affairs of the issuer, except that an institutional investor holding voting securities shall be permitted to vote on matters put to a vote of the holders of outstanding voting securities. Additionally, a waiver of qualification may also be granted to institutional investors holding a higher percentage of securities of a casino licensee's holding or intermediary company upon a showing of good cause.

    The New Jersey Act requires the certificate of incorporation of a publicly traded holding company to provide that any securities of such corporation are held subject to the condition that if a holder is found to be disqualified by the New Jersey Commission pursuant to the New Jersey Act, such holder shall dispose of his interest in such company. Accordingly, we amended our certificate of incorporation to provide that a holder of our securities must dispose of such securities if the holder is found disqualified under the New Jersey Act. In addition, we amended our certificate of incorporation to provide that we may redeem the stock of any holder found to be disqualified.

    If the New Jersey Commission should find a security holder to be unqualified to be a holder of securities of a casino licensee or holding company, not only must the disqualified holder dispose of such securities but in addition, commencing on the date the New Jersey Commission serves notice upon such a company of the determination of disqualification, it shall be unlawful for the disqualified holder to:

  •
  receive any dividends or interest upon any such securities;

  •
  exercise, directly or through any trustee or nominee, any right conferred by such securities; or

  •
  receive any remuneration in any form from the licensee for services rendered or otherwise.

    If the New Jersey Commission should find a security holder to be unqualified to be a holder of securities of a casino licensee or holding company, the New Jersey Commission shall take any necessary action to protect the public interest, including the suspension or revocation of the casino license, except that if the disqualified person is the holder of securities of a publicly traded holding company, the New Jersey Commission shall not take action against the casino license if:

  •
  the holding company has the corporate charter provisions concerning divestiture of securities by disqualified owners required by the New Jersey Act;

  •
  the holding company has made good faith efforts, including the pursuit of legal remedies, to comply with any order of the New Jersey Commission; and

  •
  the disqualified holder does not have the ability to control the company or elect one or more members of the company's board of directors.

    If the New Jersey Commission determines that a casino licensee has violated the New Jersey Act or regulations, or if any security holder of MGM MIRAGE or a casino licensee who is required to be qualified under the New Jersey Act is found to be disqualified but does not dispose of the securities, a casino licensee could be subject to fines or its license could be suspended or revoked. If a casino licensee's license is revoked after issuance, the New Jersey Commission could appoint a conservator to operate and to dispose of the hotel-casino facilities operated by such casino licensee. Net proceeds of a sale by a conservator and net profits of operations by a conservator, at least up to an amount equal to a fair return on investment which is reasonable for casinos or hotels, would be paid to us.

    The New Jersey Act imposes an annual tax of 8% on gross casino revenues, as defined in the New Jersey Act. In addition, casino licensees are required to invest 1.25% of gross casino revenues for the purchase of bonds to be issued by the Casino Reinvestment Development Authority or make other approved investments equal to that amount. In the event the investment requirement is not met, the casino licensee is subject to a tax in the amount of 2.5% on gross casino revenues. The New Jersey Commission has established fees for the issuance or renewal of casino licenses and hotel-casino alcoholic beverage licenses and an annual license fee on each slot machine.

    In addition to compliance with the New Jersey Act and regulations relating to gaming, any property built in Atlantic City by MGM Grand Atlantic City, Inc. or any other subsidiary of ours must comply with the New Jersey and Atlantic City laws and regulations relating to, among other things, the Coastal Area Facilities Review Act, construction of buildings, environmental considerations and the operation of hotels.

Factors that May Affect Our Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

    This Form 10-K and our 2000 Annual Report to Stockholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, new projects, future performance, the outcome of contingencies such as legal proceedings and future financial results. From time to time, we also provide oral or written forward-looking statements in our Forms 10-Q and 8-K, press releases and other materials we release to the public.

    Any or all of our forward-looking statements in this Form 10-K, in our 2000 Annual Report to Stockholders and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this Form 10-K—for example, government regulation and the competitive environment—will be important in determining our future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may differ materially.

    We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission. Also note that we provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors in addition to those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

  •
  Our debt has increased significantly as a result of the acquisition of Mirage. At December 31, 2000, we had approximately $5.9 billion of indebtedness. The interest rate on a large portion of our long-term debt is subject to fluctuation based on changes in short-term interest rates and the ratings which national rating agencies assign to our outstanding debt securities. Our bank credit agreements and the indentures governing our debt securities do not prohibit us from borrowing additional funds in the future. Our interest expense could increase as a result of these factors. Additionally, our indebtedness could increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for or reacting to changes in our business and industry, limit our ability to borrow additional funds and place us at a competitive disadvantage compared to other less leveraged competitors. Our ability to reduce our outstanding debt will be subject to our future cash flows, other capital requirements and other factors, some of which are not within our control.

  •
  As described under "Competition," we operate in a very competitive environment, particularly in Las Vegas. To the extent that hotel room capacity is expanded by others in a market where our hotel-casinos are located, competition will increase. The completion of a number of room expansions and the opening of new hotel-casinos led to an approximate 10% increase in hotel room capacity in Las Vegas in 1999 compared to 1998, thereby increasing competition in all segments of the Las Vegas market. Three new mega-resorts opened in Las Vegas in 1999 and one opened in 2000. New additions to the Las Vegas market could adversely impact our future results. The business of our Nevada hotel-casinos might also be adversely affected if gaming operations of the type conducted in Nevada were to be permitted under the laws of other states, particularly California. Similarly, legalization of gaming in any jurisdiction located near Detroit or Atlantic City, or the establishment of new large-scale gaming operations on nearby Native American reservations, could adversely affect our Detroit casino or our planned Atlantic City operations. Any expansion of gaming activities in the Gulf Coast region could have an adverse effect on Beau Rivage.

  •
  On March 7, 2000, California voters approved an amendment to the California constitution that gave Native American tribes in California the right to offer a limited number of slot machines and a range of house-banked card games. A number of tribes have already signed, and others are negotiating, gaming compacts with the State of California. More than 60 compacts had been approved by the federal government as of December 31, 2000, and casino-style gaming is legal in California on those tribal lands. At this time, we cannot determine the impact this will have on our Nevada casinos.

  •
  As discussed under "Regulation and Licensing," the ownership and operation of gaming facilities are subject to extensive federal, state, provincial and local laws, regulations and ordinances, which are administered by the relevant regulatory agencies in each jurisdiction. Changes in applicable laws, regulations or ordinances could have a significant effect on our operations. In addition, we are subject to various gaming taxes, which are subject to possible increase at any time. For example, in January 2000, a Nevada state senator filed an initiative petition seeking to increase the state gross gaming tax rate from 6 1/4% to 11 1/4%. In June 1999, the National Gambling Impact Study Commission, which conducted a two-year study of legal gaming in the United States, reported its findings and recommendations to Congress. Some of the recommendations made in its report, if implemented, might result in additional regulation of the gaming industry and could have an adverse effect on the industry, including our Company. In Mississippi, in three separate instances, referenda were proposed which, if approved, would have amended the Mississippi constitution to ban gaming in Mississippi and would have required all currently legal gaming entities to cease operations within two years of the ban. All three of the proposed referenda have been ruled illegal by Mississippi state trial courts. The proponents of the most recent referendum filed a notice of appeal of the trial court ruling with the Mississippi Supreme Court, which affirmed the trial court ruling. Any such referendum must be approved by the Mississippi Secretary of State and signatures of approximately 91,700 registered voters must be gathered and certified in order for such a proposal to be included on a statewide ballot for consideration by the voters. The next election for which the proponents could attempt to place such a proposal on the ballot would be in November 2002. While it is too early in the process for us to make any prediction with respect to whether such a referendum will appear on a ballot or the likelihood of such a referendum being approved by the voters, if this or any similar initiative were ultimately adopted, it could have a material adverse effect on our Company.

  •
  Our business is affected by local, national and international general economic and market conditions in the locations where we operate and where our customers live. Bellagio, MGM Grand Las Vegas and The Mirage are particularly affected by the economic situation in the Far East, and all of our Nevada properties are affected by economic conditions in California. A recession or economic slowdown could cause a reduction in visitation to our properties, which would adversely affect our operating results.

  •
  We are a large consumer of electricity and other energy. Accordingly, the substantial increases in energy costs which have recently occurred and are expected to continue will have a negative impact on our operating results. Additionally, higher energy and gasoline prices which affect our customers may result in reduced visitation to our properties and a reduction in our revenues.

  •
  Many of our customers travel by air. As a result, the cost and availability of air service can affect our business. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of our customers reside. Capacity restraints of that highway or any other traffic disruptions may affect the number of customers who visit our facilities.

  •
  We are proceeding with the integration of the operations of Mirage. However, we cannot assure you that we will be able to integrate these operations without encountering difficulties. These difficulties could include integrating different business strategies with respect to marketing, integrating personnel with disparate business backgrounds and corporate cultures, integrating different reservation systems and other technology and managing relationships with other business partners. We have accrued approximately $131 million for costs associated with the Mirage acquisition and related integration activities, of which approximately $94 million had been expended as of December 31, 2000. We cannot assure that this accrual will be adequate to cover all of the costs associated with the integration of Mirage into our operations. Furthermore, the integration of operations may temporarily distract management from our day-to-day business.

  •
  Our management believes that the acquisition of Mirage will allow us to achieve significant cost savings relating to duplicative departments, redundant infrastructure and operating efficiencies, as well revenue enhancement opportunities upon full integration of Mirage. We have already eliminated approximately $117 million of annual costs since our acquisition of Mirage on May 31, 2000. However, the anticipated further benefits are based on projections and assumptions, not actual results. As a result, we cannot assure you that we will realize the anticipated benefits. Our ability to realize these benefits could be adversely affected by difficulties in integrating Mirage, the inability to achieve certain economies of scale and other risks associated with achieving expected revenue enhancements and cost savings.

  •
  Our plans for future construction can be affected by a number of factors, including time delays in obtaining necessary governmental permits and approvals and legal challenges. We may make changes in project scope, budgets and schedules for competitive, aesthetic or other reasons, and these changes may also result from circumstances beyond our control. These circumstances include weather interference, shortages of materials and labor, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated cost increases. Any of these circumstances could give rise to delays or cost overruns. Major expansion projects at our existing resorts can also result in disruption of our business during the construction period.

  •
  The gaming industry represents a significant source of tax revenues, particularly to the State of Nevada and its counties and cities. From time to time, various state and federal legislators and other officials have proposed changes in tax law, or in the administration of the law, affecting the gaming industry. We believe that our recorded tax balances are adequate. However, we cannot determine with certainty the likelihood of possible changes in tax law or its administration. These changes, if adopted, could have a material negative effect on our operating results.

  •
  Claims have been brought against us and our subsidiaries in various legal proceedings, and additional legal and tax claims arise from time to time. It is possible that our cash flows and results of operations could be affected by the resolution of these claims. We believe that the ultimate disposition of current matters will not have a material impact on our financial condition or results of operations. Please see the further discussion under "Legal Proceedings" in Item 3 of this Form 10-K.

  •
  There is intense competition to attract and retain qualified management and other employees in the gaming industry. Our inability to recruit or retain personnel could adversely affect our business.

  •
  Tracinda Corporation and its sole stockholder beneficially own approximately 58.5% of our outstanding common stock as of March 9, 2001. As a result, Tracinda has the ability to elect our entire Board of Directors and determine the outcome of other matters submitted to our stockholders, such as the approval of significant transactions.

    You should also be aware that while we from time to time communicate with securities analysts, we do not disclose to them any material non-public information, internal forecasts or other confidential business information. Therefore, you should not assume that we agree with any statement or report issued by any analyst, irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain projections, forecasts or opinions, those reports are not our responsibility.

Executive Officers of the Registrant

    The following table sets forth, as of March 9, 2001, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
J. Terrence Lanni	58	Chairman and Chief Executive Officer
Daniel M. Wade	48	Vice Chairman
John T. Redmond	42	President and Chief Executive Officer of MGM Grand Resorts, LLC and Director
James J. Murren	39	President and Chief Financial Officer and Director
Robert H. Baldwin	50	President and Chief Executive Officer of Mirage Resorts, Incorporated and Director
Gary N. Jacobs	55	Executive Vice President—General Counsel and Director
Scott Langsner	47	Senior Vice President and Secretary/Treasurer
Cynthia Kiser Murphey	43	Senior Vice President—Human Resources
Glenn D. Bonner	49	Vice President—Chief Information Officer
Daniel J. D'Arrigo	32	Vice President—Finance
Kyle Edwards	48	Vice President—Security
Alan Feldman	42	Vice President—Public Affairs
James H. Fox	41	Vice President—Internal Audit
Anthony Gladney	36	Vice President—Corporate Diversity
Richard L. Jones	48	Vice President—Corporate Purchasing
Punam Mathur	40	Vice President—Community Affairs
Robert C. Selwood	45	Vice President—Accounting
Peter C. Walsh	44	Vice President and Assistant General Counsel
Betty M. Wilson	53	Vice President—Taxes

    Mr. Lanni has served as Chairman of the Company since July 1995. He served as Chief Executive Officer of the Company from June 1995 to December 1999, and since March 2001.

    Mr. Wade has served as Vice Chairman of the Company since March 2001. He served as Co-Chief Executive Officer of the Company from December 1999 to March 2001. He served as Chief Operating

Officer of the Company from April 1999 to December 1999, and Executive Vice President of the Company from October 1998 to April 1999. Prior thereto, he served as President and Chief Operating Officer of MGM Grand Hotel, Inc., having served in various other senior capacities with MGM Grand Hotel, Inc. since January 1990.

    Mr. Redmond has served as President and Chief Executive Officer of MGM Grand Resorts, LLC since March 2001. He served as Co-Chief Executive Officer of the Company from December 1999 to March 2001. He served as President and Chief Operating Officer of Primadonna Resorts from March 1999 to December 1999. He served as Vice Chairman of MGM Grand Detroit, LLC from April 1998 to February 2000, and as its Chairman since February 2000. He served as Senior Vice President of MGM Grand Development, Inc. from August 1996 to September 1998. Prior thereto, he was Senior Vice President and Chief Financial Officer of Caesars World, Inc.'s Caesars Palace and Desert Inn hotel-casinos and served in various other senior operational and development positions with Caesars World, Inc.

    Mr. Murren has served as President of the Company since December 1999 and as Chief Financial Officer since January 1998. He served as Executive Vice President of the Company from January 1998 to December 1999. Prior thereto, he was Managing Director and Co-Director of Research for Deutsche Morgan Grenfell, having served that firm in various other capacities since 1984.

    Mr. Baldwin has served as President and Chief Executive Officer of Mirage since June 2000. He served as Chief Financial Officer and Treasurer of Mirage from September 1999 to June 2000. He has been President and Chief Executive Officer of Bellagio, LLC or its predecessor since June 1996. He served as President and Chief Executive Officer of The Mirage Casino-Hotel from August 1987 to April 1997.

    Mr. Jacobs has served as Executive Vice President—General Counsel of the Company since June 2000. Prior thereto, he was a partner with the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP and is currently of counsel to that firm.

    Mr. Langsner has served as Senior Vice President of the Company since December 1999 and as Secretary/Treasurer since July 1987.

    Ms. Murphey has served as Senior Vice President—Human Resources of the Company since November 2000. She served as Senior Vice President—Human Resources and Administration of MGM Grand Hotel, Inc. from November 1995 through October 2000.

    Mr. Bonner has served as Vice President—Chief Information Officer of the Company since June 2000. He served as Chief Information Officer of Mirage from January 1997 through May 2000. Prior thereto, he was a Managing Consultant with Microsoft Corporation from October 1994 through January 1997.

    Mr. D'Arrigo has served as Vice President—Finance of the Company since December 2000. He served as Assistant Vice President of the Company from January 2000 through December 2000. Prior thereto, he served as Director of Corporate Finance of the Company from January 1997 through January 2000 and as Manager of Corporate Finance of the Company from October 1995 through January 1997.

    Mr. Edwards has served as Vice President—Security of the Company since December 1999. Prior thereto, he served as Deputy Chief of the Patrol Division and Investigative Services Division of the Las Vegas Metropolitan Police Department ("LVMPD"), having served in various other senior capacities with the LVMPD since 1973.

    Mr. Feldman has served as Vice President—Public Affairs of the Company since June 2000. He served as Vice President of Public Affairs for Mirage from March 1990 through May 2000.

    Mr. Fox has served as Vice President—Internal Audit of the Company since November 1997. Prior thereto, he was a Manager with Arthur Andersen LLP, a public accounting firm, from February 1996 through November 1997.

    Mr. Gladney has served as Vice President—Corporate Diversity of the Company since August 2000. He served as Vice President of Community Affairs of MGM Grand Hotel, Inc. from March 1999 through August 2000. Prior thereto, he served as Executive Director of Community Affairs of MGM Grand Hotel, Inc. from February 1997 through March 1999, and as Director of Community Affairs of MGM Grand Hotel, Inc. from January 1996 through February 1997.

    Mr. Jones has served as Vice President—Corporate Purchasing of the Company since August 2000. He served as Project Procurement Manager of the Company from January 1998 through August 2000. Prior thereto, he was Vice President—Corporate Purchasing of Caesars World, Inc. from February 1995 through January 1998.

    Ms. Mathur has served as Vice President—Community Affairs of the Company since November 2000. She was Director of Community Affairs of the Company from June 2000 through October 2000. She served as Director of Community Affairs of Mirage from April 1996 through May 2000.

    Mr. Selwood has served as Vice President—Accounting of the Company since December 2000. He served as Director of Corporate Finance of Mirage from April 1993 through December 2000.

    Mr. Walsh has served as Vice President and Assistant General Counsel of the Company since December 2000. He served as Assistant General Counsel of Mirage from May 1992 through December 2000.

    Ms. Wilson has served as Vice President—Taxes of the Company since June 2000. She served as Vice President—Taxes of Caesars World, Inc. from December 1995 through March 2000.

ITEM 2. PROPERTIES

    Bellagio occupies an approximately 90-acre site. We own the entire site except for one acre which we lease under a ground lease that expires (giving effect to our options to renew) in 2073. Our principal executive offices are located at Bellagio.

    MGM Grand Las Vegas occupies an approximately 116-acre site which we own.

    The Mirage and Treasure Island share an approximately 100-acre site which we own.

    New York-New York occupies an approximately 20-acre site which we own.

    The Primm Properties are located on approximately 143 acres. We lease substantially all of the land under a ground lease that expires (giving effect to our renewal option) in 2068. We own approximately 16 acres immediately north of Buffalo Bill's that are the site of Company-owned mobile homes rented to employees. We also own approximately 573 acres in California, one mile south of Primm, which is the location of the Primm Valley Golf Club. Approximately 125 of these acres remain available for future development.

    The Primm Properties are not served by a municipal water system. We have rights to water in various wells located on federal land in the vicinity of the Primm Properties and have received permits to pipe the water to the Primm Properties. These permits and rights are subject to the jurisdiction and ongoing regulatory authority of the U.S. Bureau of Land Management, the States of Nevada and California and local governmental units. We believe that adequate water for the Primm Properties is available; however, we cannot be certain that the future needs will be within the permitted allowance. Also, we can give no assurance that any future requests for additional water will be approved or that no further requirements will be imposed by governmental agencies on our use and delivery of water for the Primm Properties.

    The Golden Nugget occupies approximately seven and one-half acres. We own the buildings and approximately 90% of the land. We lease the remaining land under three ground leases that expire (giving effect to our options to renew) on dates from 2025 to 2046.

    The Golden Nugget-Laughlin, including approximately two acres where the motel in Bullhead City, Arizona is located, occupies approximately 15 1/2 acres, all of which we own.

    Monte Carlo occupies approximately 46 acres owned by Victoria Partners (the joint venture that owns and operates Monte Carlo). At December 31, 2000, Monte Carlo was subject to a deed of trust securing bank financing of $87 million.

    The Boardwalk occupies an approximately nine-acre site which we own. We also own approximately 45 acres of property adjacent to the Boardwalk which is available for future development.

    We own approximately 850 acres of land in North Las Vegas, including 240 acres occupied by Shadow Creek.

    MGM Grand Detroit is located on approximately 4.3 acres. The 1.7-acre parcel on which the casino building, additional on-site covered parking and a 640 space parking garage are located is leased under a ground lease that expires in June 2003. We have the option to renew the lease for up to four successive one year periods. We own the remaining land which, at December 31, 2000, was subject to a mortgage securing bank financing of approximately $65 million.

    Beau Rivage occupies approximately 41 acres (including 10 acres of tidelands) in Biloxi, Mississippi. We own the land and we lease the tidelands from the State of Mississippi under a lease that expires (giving effect to our option to renew) in 2049. We also own approximately 508 acres in the Biloxi area for the potential development of a world-class golf course.

    MGM Grand Australia occupies an approximately 18-acre site which we own. At December 31, 2000, MGM Grand Australia was subject to a mortgage securing bank financing of approximately $25.5 million.

    We own approximately 190 acres in Atlantic City consisting principally of three different parcels in casino-zoned areas. Our 50% owned venture with Boyd is currently constructing the Borgata on a 27-acre portion of the Marina site, adjacent to our largest parcel. The Borgata property is owned by the venture and collateralized by a mortgage securing a bank credit facility in the amount of up to $630 million, none of which has been borrowed to date.

    We also own or lease various other improved and unimproved property in Las Vegas and other locations in the United States and certain foreign countries.

ITEM 3. LEGAL PROCEEDINGS

    On April 26, 1994, an individual filed a complaint in a class action lawsuit in the United States District Court for the Middle District of Florida against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. On May 10, 1994, another plaintiff filed a complaint in a class action lawsuit alleging substantially the same claims in the same court against 48 defendants, including the Company. On September 26, 1995, another plaintiff filed a complaint in a class action lawsuit alleging substantially the same claims in the United States District Court for the District of Nevada against 45 defendants, including the Company. The court consolidated the three cases in the United States District Court for the District of Nevada. The consolidated complaint claims that we and the other defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play video poker and electronic slot machines based on a false belief concerning how the gaming machines operate, as well as the chances of winning. Specifically, the plaintiffs allege that the gaming machines are not truly random as advertised to the public, but are pre-programmed in a predictable and manipulative manner. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and asks for unspecified compensatory and punitive damages. In December 1997, the court granted in part and denied in part the defendants' motions to dismiss the complaint for failure to state a claim and ordered the plaintiffs to file an amended complaint, which they filed in February 1998. We, along with most of the other defendants, have answered the amended complaint and continue to deny the allegations contained in the amended complaint. The parties have fully briefed the issues regarding class certification, which are currently pending before the court. The court has stayed discovery pending resolution of these issues.

    In December 1997, the trustee of the bankruptcy estate of Ken Mizuno ("Mizuno") filed a complaint against Mirage in the United States Bankruptcy Court for the Central District of California, which was amended in February 1998. The amended complaint claims that Mizuno, a Japanese national, repaid various debts to Mirage's casinos prior to the commencement of Mizuno's bankruptcy case in June 1992 for which Mizuno was not legally liable and which were not legally collectible under Japanese law. The amended complaint alleges that these repayments constituted fraudulent transfers under federal and state law and seeks to require Mirage to pay the value of the transfers, totaling at least $61,418,250, plus interest, to the bankruptcy trustee. In August 1998, the Bankruptcy Court granted Mirage's motion to dismiss the complaint based on the statute of limitations. The plaintiff appealed to the United States District Court for the Central District of California, which reversed the dismissal in January 1999. Mirage appealed the District Court's ruling to the Ninth Circuit Court of Appeal. The underlying adversary proceeding was transferred to the District of Nevada while the Ninth Circuit appeal was pending. After the transfer, Mirage moved to dismiss the adversary proceeding on grounds other than those that were on appeal to the Ninth Circuit. In February 2000, the District Court granted Mirage's motion to dismiss several counts of the complaint. As a result, the trustee's remaining claims against Mirage are for recovery of payments by Mizuno of the gaming debts of others made within one year of the bankruptcy filing, totaling approximately $5,500,000. The trustee's attempt to obtain an interlocutory appeal from the Ninth Circuit was denied. In September 2000, the Ninth Circuit affirmed the District Court's order, which held that the trustee's original complaint was timely filed. We intend to continue to defend this case vigorously.

    The Company is a defendant in a similar adversary proceeding in a bankruptcy case pending in the United States Bankruptcy Court for the Central District of California. The adversary complaint, which was filed in December 1997, alleges that the debtor, Mizuno, transferred approximately $1.1 million to the Desert Inn, which was then owned by a subsidiary of the Company, in 1988 and 1989 in payment of casino debts of various individuals. The complaint alleges that these transfers were fraudulent conveyances and seeks damages against the Company in an amount not less than approximately $1.1 million. The Company answered the complaint in January 1998, denying the allegations and asserting that the complaint failed to state a claim upon which relief could be granted. Also in January 1998, the Company filed a motion to transfer venue to the United States Bankruptcy Court for the District of Nevada. The Bankruptcy Court denied this motion without prejudice. In February 1998, the plaintiff indicated his intent to file an amended adversary complaint asserting that Mizuno's payment of his own casino debt at the Desert Inn in the approximate amount of $20 million also constituted a fraudulent conveyance. In July 1998, the Bankruptcy Court entered an order granting the Company's motion for dismissal for failure to state a claim based on statute of limitations grounds. The plaintiff's motion for reconsideration in Bankruptcy Court was denied in November 1998. The plaintiff filed an appeal to the District Court from the Bankruptcy Court's order granting the Company's motion for dismissal and the Bankruptcy Court's denial of the motion for reconsideration. The District Court heard the appeal while the Mirage appeal on similar issues was before the Ninth Circuit Court of Appeal. Because of the Ninth Circuit appeal, the District Court stayed all proceedings pending the ruling of the Ninth Circuit in the Mirage case. In September 2000, following the Ninth Circuit's ruling in the Mirage case discussed above, the District Court reversed the Bankruptcy Court's ruling in the Desert Inn case and, in October 2000, remanded the adversary proceeding to the Bankruptcy Court for further proceedings. We intend to continue to defend this case vigorously.

    On September 28, 1999, a former stockholder of our subsidiary which owns and operates the Holiday Inn® Boardwalk hotel-casino filed a first amended complaint in a putative class action lawsuit in District Court for Clark County, Nevada against Mirage and certain former directors and principal stockholders of the Boardwalk subsidiary. The complaint alleged that Mirage induced the other defendants to breach their fiduciary duties to Boardwalk's minority stockholders by devising and implementing a scheme by which Mirage acquired Boardwalk at significantly less than the true value of its shares. The complaint sought an unspecified amount of compensatory damages from Mirage and punitive damages from the other defendants, whom we are required to defend and indemnify. In June 2000, the court granted our motion to dismiss the complaint for failure to state a claim upon which relief may be granted. The plaintiff has appealed the ruling to the Nevada Supreme Court. Briefing is currently underway but no date has been set for oral argument before the Nevada Supreme Court.

    We and our subsidiaries are also defendants in various other lawsuits, most of which relate to routine matters incidental to our business. We do not believe that the outcome of this other pending litigation, considered in the aggregate, will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of our security holders during the fourth quarter of 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is traded on the New York Stock Exchange under the symbol "MGG." The following table sets forth, for the calendar quarters indicated, the high and low sale prices of our common stock on the New York Stock Exchange Composite Tape.

	2000		1999
	High	Low	High	Low
First quarter	$25.16	$18.44	$20.00	$13.56
Second quarter	35.25	23.00	24.81	16.31
Third quarter	38.81	32.13	26.19	21.16
Fourth quarter	38.38	24.94	27.28	22.66

    There were approximately 5,300 record holders of our common stock as of March 9, 2001.

ITEM 6. SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2000	1999	1998	1997	1996
	(In thousands, except share and per share data)
Net revenues	$3,232,590	$1,392,231	$773,126	$827,597	$800,189
EBITDA(1)	996,205	421,659	218,117	287,064	258,781
Operating profit	571,655	223,553	141,835	194,254	139,189
Operating income	537,716	209,868	131,574	190,970	129,294
Income before extraordinary item and cumulative effect of change in accounting principle	166,160	95,124	68,948	115,256	74,517
Net income	160,744	86,058	68,948	111,018	43,706
Basic earnings per share
Income before extraordinary item and cumulative effect of change in accounting principle	$1.15	$0.82	$0.62	$1.01	$0.70
Extraordinary item—loss on early retirements of debt, net of income tax benefit	(0.04)	(0.01)	—	(0.04)	(0.29)
Cumulative effect of change in accounting principle—preopening costs, net of income tax benefit	—	(0.07)	—	—	—

Net income per share	$1.11	$0.74	$0.62	$0.97	$0.41

Weighted average number of shares	145,300,000	116,580,000	111,356,000	114,950,000	105,518,000
Diluted earning per share
Income before extraordinary item and cumulative effect of change in accounting principle	$1.13	$0.80	$0.61	$0.98	$0.68
Extraordinary item—loss on early retirements of debt, net of income tax benefit	(0.04)	(0.01)	—	(0.04)	(0.28)
Cumulative effect of change in accounting principle—preopening costs, net of income tax benefit	—	(0.07)	—	—	—

Net income per share	$1.09	$0.72	$0.61	$0.94	$0.40

Weighted average number of shares	147,901,000	120,086,000	112,684,000	117,670,000	108,514,000
Cash dividends per share(2)	$0.10	$—	$—	$—	$—
At year-end
Total assets	$10,734,601	$2,743,454	$1,745,030	$1,377,102	$1,279,180
Total debt, including capital leases	5,880,819	1,330,206	545,049	68,365	94,022
Stockholders' equity	2,382,445	1,023,201	948,231	1,088,908	977,441
Stockholders' equity per share	$14.97	$8.98	$9.11	$9.39	$8.44
Number of shares outstanding	159,130,000	113,880,000	104,066,000	115,970,000	115,768,000

    The selected financial data above includes information for MGM Grand Las Vegas, which commenced operations on December 18, 1993, New York-New York, which commenced operations on January 3, 1997 and was 50% owned until March 1, 1999 when the Company acquired the remaining 50%, the Primm Properties, which were acquired on March 1, 1999, MGM Grand Australia, which was acquired on September 7, 1995, MGM Grand South Africa, which began managing casinos in the Republic of South Africa in October 1997, MGM Grand Detroit, which commenced operations on July 29, 1999 and the Mirage properties, which were acquired on May 31, 2000.

(1)
EBITDA consists of operating income plus depreciation and amortization, one-time charges (which consist of master plan asset disposition, preopening and other, restructuring costs and write-downs and impairments) and corporate expense. EBITDA should not be construed as an alternative to operating income, as an indicator of the Company's operating performance, or as an alternative to cash flows generated by operating, investing or financing activities as an indicator of cash flows, or a measure of liquidity, or as any other measure of performance determined in accordance with generally accepted accounting principles.

(2)
On December 13, 1999 the Board of Directors approved an initial quarterly cash dividend of $0.10 per share to stockholders of record on February 10, 2000. The dividend was paid on March 1, 2000. As a result of the acquisition of Mirage Resorts, Incorporated, the Company announced on April 19, 2000 that the quarterly dividend policy was discontinued.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    Two major acquisitions had a significant impact on our operating results for 1999 and 2000. The March 1, 1999 acquisition of Primadonna Resorts, Inc. added the three Primm Properties located at the California/Nevada state line, as well as New York-New York on the Las Vegas Strip. Prior to the acquisition, we had owned 50% of New York-New York through a joint venture with Primadonna. The May 31, 2000 acquisition of Mirage Resorts, Incorporated added four wholly owned and one joint venture resort on the Las Vegas Strip, as well as resorts in downtown Las Vegas and Laughlin, Nevada and Biloxi, Mississippi. Additionally, the July 29, 1999 opening of MGM Grand Detroit contributed significantly to our growth over the last two years.

  2000 Compared with 1999

    Net revenues for the year ended December 31, 2000 were $3.23 billion, representing an increase of $1.84 billion, or 132%, over the $1.39 billion recorded in 1999. The Mirage properties generated $1.50 billion of this increase and the Primm Properties and New York-New York provided an additional net increase of $75 million. MGM Grand Detroit generated $403 million during 2000 versus $173 million for its approximately five months of operation in 1999. The increases at the Primm Properties, New York-New York and MGM Grand Detroit were generally proportionate to the increase in the length of time each property was included in the consolidated results. MGM Grand Las Vegas achieved record net revenue of $831 million, representing a 5% increase over the $790 million reported in 1999.

    Consolidated casino revenues for the year ended December 31, 2000 were $1.91 billion, representing an increase of $1.04 billion, or 119%, over the $874 million achieved in 1999. The Mirage properties accounted for $753 million of the increase. The Primm Properties and New York-New York accounted for an additional $47 million of casino revenues, generating $276 million in 2000 versus the $229 million recorded in the 10 months these properties were owned during 1999. MGM Grand Detroit recorded casino revenues of $388 million in 2000, an increase of $222 million from the $166 million achieved in its approximately five months of operation in 1999. The remaining $18 million increase in casino revenues was achieved at MGM Grand Las Vegas, where casino revenues increased from $447 million in 1999 to a record $465 million in 2000. This increase was concentrated in the table games area, and was primarily attributable to higher table games volume.

    Consolidated room revenues for 2000 were $621 million, representing an increase of $354 million, or 133%, versus 1999. The Mirage properties generated $329 million of this increase, while the Primm Properties and New York-New York accounted for another $18 million. The balance of the increase related to MGM Grand Las Vegas, where room revenues increased from $191 million to $199 million, despite a 3% reduction in available room nights due to a room remodeling project which was completed in August 2000. Average daily room rate and revenue per available room at MGM Grand Las Vegas each increased by 7% versus the 1999 period, to $110 and $106, respectively.

    Consolidated food and beverage revenues more than tripled, from $162 million in 1999 to $491 million in 2000. The Mirage properties contributed $287 million of the $329 million increase. Food and beverage revenues at MGM Grand Las Vegas rose by 18%, from $112 million in 1999 to a record $132 million in 2000. This increase was attributable primarily to increased food and beverage sales at the MGM Grand Conference Center as well as increased beverage sales at the Studio 54 nightclub. The balance of the consolidated increase was attributable to MGM Grand Detroit, the Primm Properties and New York-New York.

    Consolidated entertainment, retail and other revenues for 2000 were $472 million, an increase of $275 million, or 140%, over the $197 million reported in 1999. This increase was also primarily attributable to the Mirage properties, which contributed $264 million of the increase.

    Income from unconsolidated affiliate of $22 million for 2000 represented our 50% share of the operating results of Monte Carlo since the joint venture interest was acquired as part of the Mirage acquisition. The $6 million recorded in 1999 represented our 50% share of the operating results of New York-New York for the first two months of 1999, after which New York-New York became a wholly owned subsidiary.

    Consolidated operating expenses (before preopening expenses, restructuring costs, write-downs and impairments and corporate expense) were $2.53 billion in 2000, representing an increase of $1.43 billion, or 131%, over the $1.10 billion recorded in 1999. The Mirage properties generated $1.20 billion of this increase and the Primm Properties and New York-New York had an additional net increase of $57 million. MGM Grand Detroit reported $279 million during 2000 versus $127 million for its approximately five months of operation in 1999. Operating margins were generally consistent between the years with the exception of MGM Grand Detroit, which showed strong improvement resulting from cost containment measures and improved operating efficiencies achieved following commencement of operations at this new facility.

    During the year ended December 31, 2000, management implemented comprehensive restructuring plans designed to reduce costs and improve efficiencies within the Company. The implementation of these plans resulted in a charge against earnings totaling $24 million ($15 million, net of tax), primarily related to consolidation of certain general and administrative functions at New York-New York and MGM Grand Las Vegas, various contract terminations and staffing reductions, the buyout of various leases and other related items. Approximately 195 people were affected by the reductions, primarily at our operating properties (excluding the Mirage properties) relating to duplicative functions within marketing, entertainment, retail, information systems and human resources.

    During June 2000, we recognized a charge against earnings of $102 million ($66 million, net of tax) related to certain projects previously under development which management has determined not to pursue, the divesting of certain non-strategic assets and the re-evaluation of certain other assets, all as a result of the Mirage acquisition.

    Corporate expense increased to $34 million in 2000 versus $14 million in 1999. This increase was primarily attributable to the Mirage acquisition, reflecting higher corporate operating expenses related to a larger corporate structure and higher airplane costs due to the operation of two corporate airplanes in the current year compared to only one in the prior year.

    Interest income increased from $2 million in 1999 to $13 million in 2000. This increase was largely the result of interest earned on cash temporarily invested prior to its use in the Mirage acquisition, as well as a somewhat higher level of invested cash balances associated with the significant increase in the size of our operations.

    Interest expense, net for 2000 was $273 million, versus $60 million in the prior year. This increase was a function of substantial increases both in interest cost and interest capitalized, each as a result of the Mirage acquisition. Interest cost was $364 million in 2000 versus $76 million in 1999, as our total debt increased from $1.31 billion at December 31, 1999 to $5.87 billion at December 31, 2000. This increase is reflective of the debt issued and assumed in connection with the Mirage acquisition. Interest capitalized increased to $91 million from the $16 million recorded in the prior year. A substantial majority of the interest capitalized in 2000 related to development projects on the Las Vegas Strip and in the Marina area of Atlantic City, on development sites acquired in the Mirage acquisition. In January 2001, we announced that our near-term development focus would be on the Atlantic City market. As a result, we have suspended the capitalization of interest on the Las Vegas Strip project until the development process for that project is further advanced.

    Extraordinary loss of $5 million in 2000, net of income tax benefit, reflects the write-off of unamortized debt costs from our previous $1.25 billion revolving credit facility and from the portion of the $1.3 billion term loan extinguished during the year. Extraordinary loss of $1 million in 1999, net of income tax benefit, reflects the write-off of unamortized debt costs from the New York-New York bank facility, which was extinguished on March 31, 1999.

  1999 Compared with 1998

    Net revenues for the year ended December 31, 1999 were $1.39 billion, representing an increase of $619 million, or 80%, versus the $773 million recorded in the prior year. The increase in net revenues was due to growth in every revenue segment at existing properties, as well as the addition of the Primm Properties and the remaining 50% share of New York-New York on March 1, 1999 and the opening of MGM Grand Detroit on July 29, 1999.

    Consolidated casino revenues for 1999 were $874 million, representing an increase of $463 million, or 113%, over the $411 million achieved in 1999. The acquisition of the Primm Properties and New York-New York accounted for $229 million of the increase, while MGM Grand Detroit contributed $166 million following its opening. The remaining $68 million increase in casino revenues was achieved principally at MGM Grand Las Vegas, where casino revenues increased from $383 million in 1998 to $447 million in 1999. This increase was primarily the result of higher table games volume (excluding baccarat), a more normalized table games win percentage and increased slot volume.

    Consolidated room revenues for 1999 were $266 million, representing an increase of $84 million, or 46%, when compared with $182 million during 1998. MGM Grand Las Vegas room revenues increased by $11 million, or 6%, to $191 million. The increase was due to a two percentage point increase in occupancy and a 4% increase in average daily rate. The remainder of the increase was due to the $73 million of room revenues contributed by the Primm Properties and New York-New York.

    Consolidated food and beverage revenues increased by $55 million, or 51%, to $162 million in 1999. The increase was due primarily to the addition of the new properties, as the Primm Properties and New York-New York generated $34 million while MGM Grand Detroit contributed $10 million. The remainder of the increase was at MGM Grand Las Vegas, where food and beverage revenues increased by $11 million, to $112 million. These increases resulted from additional food and beverage sales at the MGM Grand Conference Center, which opened on April 16, 1998, as well as increases at the Studio 54 nightclub and the Grand Buffet, which had been closed for remodeling during part of 1998, offset in part by decreased revenue from the Studio Cafe due to its closure for remodeling during part of 1999.

    Consolidated entertainment, retail and other revenues were $197 million during 1999, representing an increase of $95 million, or 94%, from the $102 million recorded in 1998. MGM Grand Las Vegas contributed a strong $24 million, or 24%, increase to $123 million in 1999. This increase included revenues from two heavyweight boxing matches, as well as increased tenant rental and spa revenues and the addition of the wedding chapel and other amenities in 1999. The remainder of the increase was due primarily to the addition of the Primm Properties and New York-New York, which generated $65 million of entertainment, retail and other revenues in 1999.

    Income from unconsolidated affiliate, representing our 50% share of New York-New York's operating results, was $6 million in 1999 versus $38 million in 1998. This decline was the result of our acquisition of the remaining 50% interest in New York-New York on March 1, 1999, and the resulting inclusion of New York-New York in our consolidated results from that date forward.

    Consolidated operating expenses (before preopening expenses, restructuring costs, write-downs and impairments and corporate expense) were $1.10 billion in 1999, representing an increase of $466 million, or 74%, over the $631 million recorded in 1998. The addition of the Primm Properties and New York-New York accounted for $272 million of this increase and the opening of MGM Grand Detroit added another $127 million. The remainder of the increase was substantially all at MGM Grand Las Vegas, where operating expenses increased by $61 million, or 10%, from $607 million in 1998 to $668 million in 1999. The increase in operating expenses generally followed the increase in related revenues.

    Preopening expense and other of $71 million for 1999 principally represented costs associated with the opening of MGM Grand Detroit, expansion activities at MGM Grand Las Vegas and certain tender offer costs.

    Corporate expense for 1999 was $14 million, representing a $4 million increase over the $10 million in 1998. The increase was largely due to non-cash amortization expense in 1999 associated with the issuance of stock options to non-employees.

    Interest income was $2 million for 1999, representing an $11 million decrease from the $13 million earned in 1998. The decrease was attributable to lower invested cash balances compared with the earlier year.

    Interest expense, net for the year ended December 31, 1999 of $60 million increased by $35 million when compared with the $25 million recorded in 1998, reflecting increased outstanding loan balances related to construction of MGM Grand Detroit, as well as debt assumed in the Primadonna acquisition. Also, we incurred additional interest expense during 1999 due to debt incurred to fund the repurchase of 12 million of our common shares in July 1999. Interest expense from unconsolidated affiliate declined from $8 million in 1998 to $1 million in 1999, reflecting New York-New York becoming a wholly owned subsidiary on March 1, 1999.

    Cumulative effect of change in accounting principle of $8 million in 1999, net of income tax benefit, reflects our adoption of Statement of Position 98-5, which requires that costs associated with start-up activities be expensed as incurred.

Liquidity and Capital Resources

    As of December 31, 2000 and December 31, 1999, we held cash and cash equivalents of $228 million and $122 million, respectively. Cash provided by operating activities for 2000 was $818 million, compared with $290 million for 1999 and $172 million for 1998.

    On May 31, 2000, we completed the Mirage acquisition whereby Mirage shareholders received $21 per share in cash. Funds needed to complete the acquisition were approximately $6.2 billion. These funds were used for payments to Mirage shareholders and holders of Mirage stock options, refinancing of certain indebtedness of Mirage and MGM Grand, payment of fees and expenses in connection with the Mirage acquisition and general corporate purposes. In order to fund the Mirage acquisition, we borrowed $4.21 billion under our new senior credit facilities, completed the private placement of 46.5 million shares of our common stock for a total purchase price of approximately $1.23 billion, issued $710 million of senior subordinated notes and used cash on hand to fund the remaining balance.

    During 2000, $118 million was drawn down on the $1.25 billion revolving credit facility and $730 million was repaid, including a final balance of $700 million that was refinanced via borrowings under the new senior facilities. During 2000, $4.21 billion was drawn down and $1.30 billion was repaid on the new senior facilities and $2.91 billion remained outstanding at the end of the year. Also during 2000, $26 million was drawn down and $130 million was repaid on the Detroit credit facility and $65 million remained outstanding at the end of the year.

    On May 5, 2000, our shelf registration statement, which allows us to issue up to a total of $2.75 billion of debt and equity securities from time to time in public offerings, was declared effective by the Securities and Exchange Commission. After giving effect to the issuance of $710 million of senior subordinated notes to partially fund the Mirage acquisition and the issuance of $850 million of senior notes, the proceeds of which were used to partially repay the $1.3 billion term loan component of the new senior facilities, the shelf registration statement had $1.19 billion in remaining capacity at December 31, 2000 for the issuance of future debt or equity securities. On January 23, 2001, we issued an additional $400 million of senior subordinated notes (also used to repay a portion of the term loan) under the shelf registration statement, leaving remaining capacity of $790 million. Any future public offering of securities under the shelf registration statement will only be made by means of a prospectus supplement.

    We intend to refinance the remaining balance of the $1.3 billion term loan and the $1 billion revolving credit facility (another element of the new senior facilities) prior to or upon their April 6, 2001 maturities through the amendment and renewal of those facilities or through other financing alternatives.

    During the years ended December 31, 2000, 1999 and 1998, our capital expenditures were $336 million, $375 million and $362 million, respectively. The 2000 capital expenditures related to general property improvements at our resorts, including the recently completed room refurbishment program at MGM Grand Las Vegas, the acquisition of land by MGM Grand Detroit and other land acquisitions and pre-construction activities associated with ongoing development projects, including capitalized interest. During 1999, $83 million was expended on MGM Grand Las Vegas master plan improvements, which were completed in early 2000, and $162 million was expended on the development of the MGM Grand Detroit interim casino. During 1998, $305 million was spent on MGM Grand Las Vegas master plan improvements.

    In November 1997, MGM Grand Detroit, LLC (in which we hold a controlling interest) was selected to be the developer of one of three permanent hotel-casino complexes to be located in the City of Detroit. The MGM Grand Detroit permanent facility is expected to include a 100,000 square foot casino, an 800-room hotel with ballroom, convention and meeting rooms, restaurants, bars, entertainment and retail facilities. The total project cost could exceed $800 million and development could take up to four years. Development of the permanent facility will not proceed until after acquisition by MGM Grand Detroit, LLC of the permanent development site from the City of Detroit, which is attempting to acquire land parcels for the site from a number of independent land owners. The design, budget and schedule for development of the permanent facility are at a preliminary stage, will be subject to the risks attendant to large-scale projects and may be subject to additional costs and delays beyond preliminary estimates. No assurance can be given that we will develop a permanent hotel-casino in Detroit, or if we do, as to its ultimate size, configuration or cost.

    In January 1998, the City of Atlantic City deeded to Mirage approximately 180 acres (120 acres of which are developable) in the Marina area of Atlantic City. In exchange, Mirage agreed to develop a hotel-casino on the site and perform certain other obligations. Mirage also entered into an agreement with two New Jersey State agencies for the construction and joint funding of road improvements necessary to improve access to the Marina area. As called for by the agreement, in October 1997, Mirage funded its $110 million portion and one of the State agencies funded its $125 million portion of the $330 million estimated total cost of the road improvements. Each party deposited its funds into escrow accounts and the funds are restricted for construction of the road improvement projects. The other State agency provided the remaining $95 million estimated cost of the project. There is a fixed-price design/build contract for the road improvement project. Groundbreaking on the project took place in November 1998, and the project is scheduled to open to the public in July 2001.

    In November 2000, a limited liability company owned 50-50 with Boyd Gaming Corporation began construction of the Borgata, a 2,000-guestroom hotel-casino resort, on a 27-acre portion of the Marina site. Boyd is overseeing the construction and will operate the resort upon completion. Construction is expected to be completed in the summer of 2003 at a total project cost, including land, of approximately $1.04 billion. In December 2000, we contributed the 27 acres of land and Boyd contributed $90 million in cash to the venture, and the venture obtained a $630 million secured bank credit facility, which is non-recourse to MGM MIRAGE, to fund the project costs. We and Boyd are each required to contribute up to an additional $117 million in cash to the venture and Boyd is required to contribute any additional cash necessary to fund project costs in excess of the agreed project budget. As of December 31, 2000, each partner had made $17 million of such additional cash contributions to the venture.

    As required by our agreement with Boyd, we have designed and are developing the common roads, landscaping and other master plan improvement for the entire Marina site. As part of the agreement with the City, we are required to remediate environmental contamination at the Marina site, which was a municipal landfill for many years. A substantial portion of the remediation work has been completed. As noted above, we have recently decided to proceed with the design and development of a new wholly owned hotel-casino resort on the Marina site next to the Borgata. The project is in the preliminary design phase and no construction budget or schedule has been developed.

    We must apply for and receive numerous governmental permits and satisfy other conditions before construction of a new resort on the Marina site can begin. We cannot be certain of the ultimate construction schedule or cost of construction of the Borgata or any other project on the Marina site.

    On August 5, 1999, we announced a 12-month stock repurchase program for up to 10 million shares of our common stock. We purchased a total of 3.1 million shares for an approximate cost of $66 million through February 2000. The repurchase program was suspended as a result of the Mirage acquisition and has now expired.

    On December 13, 1999, our Board of Directors approved a two-for-one split of our common stock and declared an initial quarterly cash dividend of $0.10 per share, after giving effect to the stock split. The additional shares were distributed on February 25, 2000 to stockholders of record on February 10, 2000. The cash dividend totaling approximately $11 million was paid on March 1, 2000 to stockholders of record on February 10, 2000. All references to share and per share data herein have been adjusted retroactively to give effect to the stock split. Concurrently, the Board of Directors increased the number of authorized shares of our common stock from 75 million shares to 300 million shares. As a result of the Mirage acquisition, we announced on April 19, 2000 that the previously declared quarterly dividend policy was discontinued.

    Our debt has increased substantially as a result of the Mirage acquisition. We intend to focus on utilizing available free cash flow to reduce indebtedness, as well as to finance our ongoing operations. We expect to finance operations, capital expenditures and existing debt obligations through cash flow from operations, cash on hand, bank credit facilities and, depending on market conditions, public offerings of securities under the shelf registration statement.

Market Risk

    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. To date, we have not invested in derivative or foreign currency based financial instruments. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our bank credit facilities.

Recently Issued Accounting Standards

    We will adopt Emerging Issues Task Force ("EITF") Issue 00-14, "Accounting for Certain Sales Incentives," in the first quarter of 2001. EITF 00-14 requires that sales incentives be recorded as a reduction of revenue. The adoption of EITF 00-14 will have no effect on our operating income or our accounting for rooms, food and beverage and other non-casino revenues. We currently classify incentives to induce casino play as operating expenses. We will reclassify such incentives, which totaled approximately $85 million for the year ended December 31, 2000, beginning in the first quarter of 2001, and will also reclassify prior period amounts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We incorporate by reference the information appearing under "Market Risk" in Item 7 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our Consolidated Financial Statements and Notes to Consolidated Financial Statements, referred to in Item 14(a)(1) of this Form 10-K, are included at pages 51 to 72 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    We incorporate by reference the information appearing under "Executive Officers of the Registrant" in Item 1 of this Form 10-K and under "Election of Directors" in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders, which we filed with the Securities and Exchange Commission on March 27, 2001 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    We incorporate by reference the information appearing under "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    We incorporate by reference the information appearing under "Principal Stockholders" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    We incorporate by reference the information appearing under "Certain Transactions" in the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1).	Financial Statements.
Included in Part II of this Report:
Report of Independent Public Accountants
Consolidated Balance Sheets—December 31, 2000 and 1999
Years Ended December 31, 2000, 1999 and 1998
Consolidated Statements of Income
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a)(2).	Financial Statement Schedules.
Included in Part IV of this Report:
Years Ended December 31, 2000, 1999 and 1998
Schedule II—Valuation and Qualifying Accounts

    We have omitted schedules other than the one listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(a)(3). Exhibits.

Exhibit Number	Description
2	Agreement and Plan of Merger, dated as of March 6, 2000, among Mirage Resorts, Incorporated ("MRI"), the Company and MGMGMR Acquisition, Inc. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated March 6, 2000).
3(1)	Certificate of Incorporation of the Company, as amended through 1997 (incorporated by reference to Exhibit 3(1) to Registration Statement No. 33-3305 and to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
3(2)	Certificate of Amendment to Certificate of Incorporation of the Company, dated January 7, 2000, relating to an increase in the authorized shares of common stock (incorporated by reference to Exhibit 3(2) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 10-K")).
3(3)	Certificate of Amendment to Certificate of Incorporation of the Company, dated January 7, 2000, relating to a 2-for-1 stock split (incorporated by reference to Exhibit 3(3) to the 1999 10-K).
3(4)	Certificate of Amendment to Certificate of Incorporation of the Company, dated August 1, 2000 (incorporated by reference to Exhibit 3(i).4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 (the "September 2000 10-Q")).
3(5)	Amended and Restated Bylaws of the Company, effective January 1, 2001.
4(1)	Indenture, dated as October 15, 1996, between MRI and Firstar Bank of Minnesota, N.A., as trustee (the "MRI 1996 Indenture") (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of MRI (Commission File No. 01-6697) for the fiscal quarter ended September 30, 1996 (the "MRI September 1996 10-Q")).
4(2)	Supplemental Indenture, dated as October 15, 1996, to the MRI 1996 Indenture (incorporated by reference to Exhibit 4.2 to the MRI September 1996 10-Q).
4(3)	Indenture, dated as of August 1, 1997, between MRI and First Security Bank, National Association, as trustee (the "MRI 1997 Indenture") (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of MRI for the fiscal quarter ended June 30, 1997 (the "MRI June 1997 10-Q")).
4(4)	Supplemental Indenture, dated as of August 1, 1997, to the MRI 1997 Indenture (incorporated by reference to Exhibit 4.2 to the MRI June 1997 10-Q).
4(5)	Indenture, dated as of February 2, 1998, among the Company, as issuer, the Guarantors parties thereto, as guarantors, and PNC Bank, National Association, as trustee (incorporated by reference to Exhibit 4(1) to the Company's Current Report on Form 8-K, dated February 23, 1998 (the "February 1998 8-K")).
4(6)	Indenture, dated as of February 4, 1998, between MRI and PNC Bank, National Association, as trustee (the "MRI 1998 Indenture") (incorporated by reference to Exhibit 4(e) to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1997 (the "MRI 1997 10-K")).
4(7)	Supplemental Indenture, dated as of February 4, 1998, to the MRI 1998 Indenture (incorporated by reference to Exhibit 4(f) to the MRI 1997 10-K).
4(8)	Schedule setting forth material details of the Indenture, dated as of February 6, 1998, among the Company, as issuer, the Guarantors parties thereto, as guarantors, and U.S. Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4(2) to the February 1998 8-K).

4(9)	Indenture, dated as of May 31, 2000, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated May 22, 2000 (the "May 2000 8-K")).
4(10)	Indenture, dated as of September 15, 2000, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4 to the Company's Amended Current Report on Form 8-K/A dated September 12, 2000).
4(11)	First Supplemental Indenture, dated as of September 15, 2000, among the Company, Bellagio Merger Sub, LLC and U.S. Trust Company, National Association, as trustee.
4(12)	First Supplemental Indenture, dated as of September 30, 2000, among the Company, Bellagio Merger Sub, LLC and The Bank of New York, as trustee.
4(13)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1996 Indenture.
4(14)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1997 Indenture.
4(15)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1998 Indenture.
4(16)	Second Supplemental Indenture, dated as of December 31, 2000, among the Company, MGM Grand Hotel & Casino Merger Sub, LLC and The Bank of New York, as trustee.
4(17)	Second Supplemental Indenture, dated as of December 31, 2000, among the Company, MGM Grand Hotel & Casino Merger Sub, LLC and U.S. Trust Company, National Association, as trustee.
4(18)	Indenture, dated as of January 23, 2001, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated January 18, 2001).
10.1(1)	Loan Agreement, dated September 6, 1995, among MGM Grand Australia Pty Ltd., as Borrower, each Guarantor named therein, the banks named therein and Bank of America Australia Limited, as Agent (incorporated by reference to Exhibit 10(22) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 10-K")).
10.1(2)	MGM Grand, Inc. Continuing Guaranty, dated as of September 1, 1995 (incorporated by reference to Exhibit 10(23) to the 1995 10-K).
10.1(3)	Loan Agreement, dated as of March 31, 1999, among MGM Grand Detroit II, LLC, as Borrower, the Lenders, Syndication Agent and Documentation Agent therein named and Bank of America National Trust and Savings Association, as Administrative Agent, and Nationsbanc Montgomery Securities LLC, as Lead Arranger and Sole Book Manager (without schedules or exhibits).
10.1(4)	Term Loan Agreement, dated as of April 7, 2000, among the Company, as Borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks, Syndication Agent, Documentation Agents and Co-Documentation Agents therein named and Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 11, 2000 (the "April 2000 8-K")).
10.1(5)	Second Amended and Restated Loan Agreement, dated as of April 10, 2000, among the Company, as Borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks, Syndication Agent, Documentation Agents and Co- Documentation Agents therein named and Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to the April 2000 8-K).

10.1(6)	364-Day Loan Agreement, dated as of April 10, 2000, among the Company, as Borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks, Syndication Agent, Documentation Agents and Co-Documentation Agents therein named and Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.2 to the April 2000 8-K).
10.1(7)	Subsidiary Guaranty (Second Amended and Restated Loan Agreement), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Banks that are party to the Loan Agreement referred to therein (incorporated by reference to Exhibit 10.1 to the May 2000 8-K).
10.1(8)	Schedule setting forth material details of the Subsidiary Guarantee (364-Day Loan Agreement), by the Company and certain of its subsidiaries, in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Banks that are party to the Loan Agreement referred to therein (incorporated by reference to Exhibit 10.2 to the May 2000 8-K).
10.1(9)	Schedule setting forth material details of the Subsidiary Guarantee (Term Loan Agreement) by the Company and certain of its subsidiaries, in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Banks that are party to the Loan Agreement referred to therein (incorporated by reference to Exhibit 10.3 to the May 2000 8-K).
10.1(10)	Guarantee, dated as of May 31, 2000, by certain subsidiaries of the Company, in favor of The Chase Manhattan Bank, as successor in interest to PNC Bank, National Association, as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.4 to the May 2000 8-K).
10.1(11)	Schedule setting forth material details of the Guarantee, dated as of May 31, 2000, by certain subsidiaries of the Company, in favor of U.S. Trust Company, National Association (formerly known as U.S. Trust Company of California, N.A.), as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.5 to the May 2000 8-K).
10.1(12)	Guarantee (Mirage Resorts, Incorporated 7.25% Senior Notes Due October 15, 2006), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of Firstar Bank of Minnesota, N.A., as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.6 to the May 2000 8-K).
10.1(13)	Schedule setting forth material details of the Guarantee (Mirage Resorts, Incorporated 6.625% Notes Due February 1, 2005 and 6.75% Notes Due February 1, 2008), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of The Chase Manhattan Bank, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.7 to the May 2000 8-K).
10.1(14)	Schedule setting forth material details of the Guarantee (Mirage Resorts, Incorporated 6.75% Notes Due August 1, 2007 and 7.25% Debentures Due August 1, 2017), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of First Security Bank, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.8 to the May 2000 8-K).
10.1(15)	Instrument of Joinder, dated as of May 31, 2000, by MRI and certain of its wholly owned subsidiaries, in favor of the beneficiaries of the Guarantees referred to therein (incorporated by reference to Exhibit 10.9 to the May 2000 8-K).

10.1(16)	Omnibus Amendment Agreement, dated as of September 6, 2000, among the Company, as Borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks therein named and Bank of America, N.A., as Administrative Agent (incorporated by reference by Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 6, 2000).
10.1(17)	Second Omnibus Amendment Agreement, dated as of December 21, 2000, among the Company, as Borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks therein named and Bank of America, N.A., as Administrative Agent.
10.2(1)	Lease, dated September 4, 1962, and Agreement, dated March 25, 1975, between the Trustees of the Fraternal Order of Eagles, Las Vegas Aerie 1213, and MRI (incorporated by reference to Exhibit 10(c) to Registration Statement No. 33-5694 filed by GNLV FINANCE CORP. and GNLV, CORP. (the "GNLV Registration Statement")).
10.2(2)	Lease Agreement, dated July 1, 1973, and Amendment to Lease, dated February 27, 1979, between First National Bank of Nevada, Trustee under Private Trust No. 87, and MRI (incorporated by reference to Exhibit 10(d) to the GNLV Registration Statement).
10.2(3)	Lease, dated April 30, 1976, between Elizabeth Properties Trust, Elizabeth Zahn, Trustee, and MRI (the "Elizabeth Properties Trust Lease") (incorporated by reference to Exhibit 10(e) to the GNLV Registration Statement).
10.2(4)	Amended and Restated Ground Lease Agreement, dated July 1, 1993, between Primm South Real Estate Company and The Primadonna Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Primadonna Resorts, Inc. (Commission File No. 0-21732) for the fiscal quarter ended September 30, 1993).
10.2(5)	First Amendment to the Amended and Restated Ground Lease Agreement and Consent and Waiver, dated as of August 25, 1997, between The Primadonna Corporation and Primm South Real Estate Company (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Primadonna Resorts, Inc. for the fiscal year ended December 31, 1997).
10.2(6)	Public Trust Tidelands Lease, dated February 4, 1999, between the State of Mississippi and Beau Rivage Resorts, Inc. (without exhibits) (incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1999 (the "MRI 1999 10-K")).
10.2(7)	Letter agreement, dated March 21, 2000, amending the Elizabeth Properties Trust Lease.
*10.3(1)	Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10(1) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 10-K")).
*10.3(2)	Incentive Stock Option Plan (incorporated by reference to Exhibit 10(2) to the 1996 10-K).
*10.3(3)	1997 Nonqualified Stock Option Plan, giving effect to amendment approved by the Company's shareholders on August 1, 2000 (incorporated by reference to Exhibit 10.3 to the September 2000 10-Q).
*10.3(4)	1997 Incentive Stock Option Plan, giving effect to amendment approved by the Company's shareholders on August 1, 2000 (incorporated by reference to Exhibit 10.4 to the September 2000 10-Q).
*10.3(5)	Annual Performance Based Incentive Plan for Executive Officers, giving effect to amendment approved by the Company's shareholders on August 1, 2000 (incorporated by reference to Appendix I to the Company's definitive Proxy Statement filed under cover of Schedule 14A on July 6, 2000).
*10.3(6)	Employment Agreement, dated December 9, 1998, between the Company and Scott Langsner (incorporated by reference to Exhibit 10(33) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 10-K")).

*10.3(7)	Employment Agreement, dated as of February 21, 2000, between the Company and J. Terrence Lanni (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 (the "June 2000 10-Q")).
*10.3(8)	Employment Agreement, dated as of June 1, 2000, between the Company and John T. Redmond (incorporated by reference to Exhibit 10.2 to the June 2000 10-Q).
*10.3(9)	Employment Agreement, dated as of June 1, 2000, between the Company and Daniel M. Wade (incorporated by reference to Exhibit 10.3 to the June 2000 10-Q).
*10.3(10)	Employment Agreement, dated as of June 1, 2000, between the Company and James J. Murren (incorporated by reference to Exhibit 10.4 to the June 2000 10-Q).
*10.3(11)	Employment Agreement, dated as of June 1, 2000, between the Company and Gary N. Jacobs (incorporated by reference to Exhibit 10.5 to the June 2000 10-Q).
*10.3(12)	Non-Qualified Deferred Compensation Plan, dated as of January 1, 2001.
*10.3(13)	Supplemental Executive Retirement Plan, dated as of January 1, 2001.
10.4(1)	An Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated May 3, 1996 (without exhibits) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of MRI for the fiscal quarter ended March 31, 1996 (the "MRI March 1996 10-Q").
10.4(2)	Completion Guaranty, dated as of May 3, 1996, by MRI in favor of the City of Atlantic City (incorporated by reference to Exhibit 10.2 to the MRI March 1996 10-Q).
10.4(3)	Road Development Agreement, dated as of January 10, 1997, among MRI, the State of New Jersey (the "State") and South Jersey Transportation Authority ("SJTA") (without schedules or exhibits), and Assignment and Assumption Agreement, dated as of January 10, 1997, between MRI and Atlandia Design and Furnishings Inc. ("Atlandia") (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K of MRI dated January 10, 1997).
10.4(4)	First Amendment to Road Development Agreement, dated as of July 31, 1997, among the State, SJTA and Atlandia (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of MRI for the fiscal quarter ended September 30, 1997 (the "MRI September 1997 10-Q")).
10.4(5)	Design/Build Contract, dated September 8, 1997, between Atlandia and Yonkers Contracting Company, Inc./Granite Construction Company, a Joint Venture (incorporated by reference to Exhibit 10.13 to the MRI September 1997 10-Q).
10.4(6)	Second Amendment to Road Development Agreement, dated as of October 10, 1997 among the State, SJTA and Atlandia (without schedules or exhibits) (incorporated by reference to Exhibit 10.10 to the MRI September 1997 10-Q).
10.4(7)	An Amendment to the May 3, 1996 Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated January 8, 1998 (without exhibits) (incorporated by reference to Exhibit 10(nnn) to the MRI 1997 10-K).
10.4(8)	A Second Amendment to the May 3, 1996 Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated December 15, 1998 (incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1998 (the "MRI 1998 10-K")).
10.4(9)	A Third Amendment to the May 3, 1996 Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated January 13, 1999 (without exhibits) (incorporated by reference to Exhibit 10.80 to the MRI 1998 10-K).

10.4(10)	Amended and Restated Third Amendment to Road Development Agreement, dated as of February 1, 1999, among the State, SJTA and AC Holding Corp. (incorporated by reference to Exhibit 10.76 to the MRI 1998 10-K).
10.4(11)	Fourth Amendment to Road Development Agreement, dated as of October 30, 1999, among the State, SJTA and AC Holding Corp. (incorporated by reference to Exhibit 10.72 to the MRI 1999 10-K).
10.4(12)	Second Amended and Restated Joint Venture Agreement of Marina District Development Company, dated as of August 31, 2000, between MAC, CORP. and Boyd Atlantic City, Inc. (without exhibits) (incorporated by reference to Exhibit 10.2 to the September 2000 10-Q).
10.4(13)	H-Tract Tri-Party Agreement, dated October 18, 2000, among Marina District Development Company, MAC, CORP. and the City of Atlantic City (without exhibits).
10.4(14)	A Fourth Amendment to the May 3, 1996 Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated October 18, 2000 (without exhibits).
10.4(15)	Contribution and Adoption Agreement, dated as of December 13, 2000, among Marina District Development Holding Co., LLC, MAC, CORP. and Boyd Atlantic City, Inc.
10.5(1)	Amended and Restated Development Agreement, dated as of April 9, 1998, among the City of Detroit, The Economic Development Corporation of the City of Detroit and MGM Grand Detroit, LLC for the City of Detroit Casino Development Project (the "Amended and Restated Development Agreement") (incorporated by reference to Exhibit 10(41) to the 1998 10-K).
10.5(2)	First Amendment to the Amended and Restated Development Agreement, dated June 25, 1998 (incorporated by reference to Exhibit 10(42) to the 1998 10-K).
10.5(3)	Letter dated January 26, 1999 from MGM Grand Detroit, LLC to the City of Detroit and The Economic Development Corporation of the City of Detroit (incorporated by reference to Exhibit 10(43) to the 1998 10-K).
10.5(4)	Second Amendment to the Amended and Restated Development Agreement, dated December 1999 (incorporated by reference to Exhibit 10(24) to the 1999 10-K).
10.6(1)	Joint Venture Agreement of Victoria Partners, dated as of December 9, 1994, among MRGS Corp., Gold Strike L.V. and MRI (without exhibit) (the "Joint Venture Agreement") (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of MRI dated December 9, 1994).
10.6(2)	Amendment No. 1 to the Joint Venture Agreement, dated as of April 17, 1995 (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q of MRI for the fiscal quarter ended March 31, 1995).
10.6(3)	Amendment No. 2 to the Joint Venture Agreement, dated as of September 25, 1995 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of MRI for the fiscal quarter ended September 30, 1995).
10.6(4)	Amendment No. 3 to the Joint Venture Agreement, dated as of February 28, 1996 (incorporated by reference to Exhibit 10(nnn) to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1995).
10.6(5)	Amendment No. 4 to the Joint Venture Agreement, dated as of May 29, 1996 (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of Mandalay Resort Group (Commission File No. 01-8570) for the fiscal quarter ended April 30, 1996).
10.6(6)	Stock Purchase Agreement, dated as of April 14, 2000, between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.6 to the June 2000 10-Q).
21	List of subsidiaries of the Company.

23	Consent of Arthur Andersen LLP.

*
Management contract or compensatory plan or arrangement.

(b)
Reports on Form 8-K.

    We filed the following Current Report on Form 8-K/A during the three-month period ended December 31, 2000:

    Current Report on Form 8-K/A, dated September 12, 2000, filed by the Company on October 4, 2000, in which events under Item 5, Other Events, and Item 7, Financial Statements and Exhibits, were reported.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To the Board of Directors and Stockholders
of MGM MIRAGE

    We have audited the accompanying consolidated balance sheets of MGM MIRAGE (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MGM MIRAGE and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule of Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 1, 2001

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2000	1999	1998
Revenues
Casino	$1,913,733	$873,781	$410,605
Rooms	620,626	266,490	181,912
Food and beverage	490,981	161,856	106,961
Entertainment, retail and other	471,525	196,626	101,504
Income from unconsolidated affiliate	22,068	6,084	38,362

	3,518,933	1,504,837	839,344
Less—promotional allowances	286,343	112,606	66,218

	3,232,590	1,392,231	773,126

Expenses
Casino	933,621	434,241	223,238
Rooms	188,080	84,135	61,165
Food and beverage	293,380	102,102	67,084
Entertainment, retail and other	291,711	112,046	66,772
Provision for doubtful accounts and discounts	106,938	47,114	40,463
General and administrative	422,655	190,934	96,287
Preopening expenses and other	5,624	71,496	—
Restructuring costs	23,520	—	—
Write-downs and impairments	102,225	—	—
Depreciation and amortization	293,181	126,610	76,282

	2,660,935	1,168,678	631,291

Operating profit	571,655	223,553	141,835
Corporate expense	33,939	13,685	10,261

Operating income	537,716	209,868	131,574

Non-operating Income (Expense)
Interest income	12,964	2,142	12,997
Interest expense, net	(272,856)	(59,853)	(24,613)
Interest expense from unconsolidated affiliate	(2,043)	(1,058)	(8,376)
Other, net	(741)	(946)	(2,054)

	(262,676)	(59,715)	(22,046)

Income before income taxes, extraordinary item and cumulative effect of change in accounting principle	275,040	150,153	109,528
Provision for income taxes	(108,880)	(55,029)	(40,580)

Income before extraordinary item and cumulative effect of change in accounting principle	166,160	95,124	68,948
Extraordinary item
Loss on early retirements of debt, net of income tax benefits of $2,983 and $484	(5,416)	(898)	—
Cumulative effect of change in accounting principle
Preopening costs, net of income tax benefit of $4,399	—	(8,168)	—

Net income	$160,744	$86,058	$68,948

Basic Income Per Share of Common Stock
Income before extraordinary item and cumulative effect of change in accounting principle	$1.15	$0.82	$0.62
Extraordinary item—loss on early retirements of debt, net	(0.04)	(0.01)	—
Cumulative effect of change in accounting principle—preopening costs, net	—	(0.07)	—

Net income per share	$1.11	$0.74	$0.62

Diluted Income Per Share of Common Stock
Income before extraordinary item and cumulative effect of change in accounting principle	$1.13	$0.80	$0.61
Extraordinary item—loss on early retirements of debt, net	(0.04)	(0.01)	—
Cumulative effect of change in accounting principle—preopening costs, net	—	(0.07)	—

Net income per share	$1.09	$0.72	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

ASSETS
	As of December 31,
	2000	1999
Current assets
Cash and cash equivalents	$227,968	$121,522
Accounts receivable, net	236,650	83,101
Inventories	86,279	15,240
Income tax receivable	11,264	—
Deferred income taxes	162,934	17,452
Prepaid expenses and other	70,549	32,598

Total current assets	795,644	269,913

Property and equipment, net	9,064,233	2,384,772
Other assets
Investment in unconsolidated affiliates	522,422	12,485
Excess of purchase price over fair market value of net assets acquired, net	54,281	31,683
Deposits and other assets, net	298,021	44,601

Total other assets	874,724	88,769

	$10,734,601	$2,743,454

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$65,317	$45,914
Income taxes payable	—	3,296
Dividend payable	—	11,388
Current obligation, capital leases	4,099	5,145
Current portion of long-term debt	521,308	7,852
Accrued interest on long-term debt	77,738	18,915
Other accrued liabilities	564,743	197,580

Total current liabilities	1,233,205	290,090

Deferred income taxes	1,730,158	108,713
Long-term obligations, capital leases	7,092	12,864
Long-term debt	5,348,320	1,304,345
Other long-term obligations	33,381	4,241
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value: authorized 300,000,000 shares, issued 163,189,205 and 138,445,048 shares; outstanding 159,130,205 and 113,879,848 shares	1,632	1,384
Capital in excess of par value	2,041,820	1,261,625
Treasury stock, at cost (4,059,000 and 24,565,200 shares)	(83,683)	(505,824)
Retained earnings	427,956	267,165
Other comprehensive loss	(5,280)	(1,149)

Total stockholders' equity	2,382,445	1,023,201

	$10,734,601	$2,743,454

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2000	1999	1998
Cash Flows From Operating Activities
Net income	$160,744	$86,058	$68,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	293,181	126,610	76,282
Amortization of debt discount and issuance costs	31,257	1,958	1,849
Provision for doubtful accounts and discounts	106,938	47,114	40,463
Loss on early retirements of debt	8,399	1,382	—
Cumulative effect of change in accounting principle	—	12,567	—
Restructuring costs	23,520	—	—
Write-downs and impairments	102,225	—	—
Income from unconsolidated affiliate	(20,025)	(5,026)	(29,986)
Distributions from unconsolidated affiliate	24,000	—	4,120
Deferred income taxes	35,595	27,489	14,530
Changes in assets and liabilities:
Accounts receivable	(122,203)	(41,401)	(30,594)
Inventories	4,293	(4,067)	4,314
Income taxes receivable and payable	71,754	(5,966)	2,457
Prepaid expenses	(2,731)	(9,332)	(1,377)
Accounts payable, accrued liabilities and other	100,611	52,491	20,674

Net cash provided by operating activities	817,558	289,877	171,680

Cash Flows From Investing Activities
Purchases of property and equipment	(336,499)	(375,260)	(361,942)
Acquisition of Primadonna Resorts, Inc., net of cash acquired	—	(13,346)	—
Acquisition of Mirage Resorts, Incorporated, net of cash acquired	(5,315,466)	—	—
Dispositions of property and equipment	150,172	6,487	599
Change in construction payable	(14,361)	(9,507)	(15,973)
Other	(40,538)	4,933	(18,168)

Net cash used in investing activities	(5,556,692)	(386,693)	(395,484)

Cash Flows From Financing Activities
Borrowings under bank facilities	4,354,000	963,000	31,000
Issuance of long-term debt	1,547,052	—	491,183
Retirements of debt	—	(374,500)	—
Debt issuance costs	(75,099)	—	(1,432)
Repayments to banks and others	(2,171,614)	(206,955)	(40,720)
Purchases of treasury stock	(52,579)	(295,235)	(210,589)
Sale of treasury stock	474,720	—	—
Cash dividend paid	(11,341)	—	—
Issuance of common stock	780,441	50,072	1,712

Net cash provided by financing activities	4,845,580	136,382	271,154

Cash And Cash Equivalents
Net increase for the year	106,446	39,566	47,350
Balance, beginning of year	121,522	81,956	34,606

Balance, end of year	$227,968	$121,522	$81,956

Supplemental Cash Flow Disclosures
Interest paid, net of amounts capitalized	$200,716	$56,035	$23,680
State and federal income taxes paid	30,537	26,068	15,900

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

For the Years Ended December 31, 2000, 1999 and 1998

	Common Stock
	Shares Outstanding	Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances, December 31, 1997	115,969,746	$1,160	$966,487	$—	$123,659	$(2,398)	$1,088,908
Net income	—	—	—	—	68,948	—	68,948
Currency translation adjustment	—	—	—	—	—	(748)	(748)

Total comprehensive income	—	—	—	—	—	—	68,200
Issuance of common stock pursuant to stock option grants	96,442	1	1,315	—	(1)	—	1,315
Purchases of treasury stock	(12,000,000)	—	—	(210,589)	—	—	(210,589)
Tax benefit from stock optionexercises	—	—	397	—	—	—	397

Balances, December 31, 1998	104,066,188	1,161	968,199	(210,589)	192,606	(3,146)	948,231

Net income	—	—	—	—	86,058	—	86,058
Currency translation adjustment	—	—	—	—	—	1,997	1,997

Total comprehensive income	—	—	—	—	—	—	88,055
Issuance of common stock pursuant to stock option grants	3,358,254	33	43,096	—	(16)	—	43,113
Issuance of common stock for Primadonna merger	19,020,606	190	243,371	—	(95)	—	243,466
Purchases of treasury stock	(12,565,200)	—	—	(295,235)	—	—	(295,235)
Tax benefit from stock optionexercises	—	—	6,959	—	—	—	6,959
Dividend payable	—	—	—	—	(11,388)	—	(11,388)

Balances, December 31, 1999	113,879,848	1,384	1,261,625	(505,824)	267,165	(1,149)	1,023,201

Net income	—	—	—	—	160,744	—	160,744
Currency translation adjustment	—	—	—	—	—	(4,131)	(4,131)

Total comprehensive income	—	—	—	—	—	—	156,613
Issuance of common stock pursuant to stock option grants	1,244,157	13	16,880	—	—	—	16,893
Issuance of common stock in private placement	46,500,000	235	756,368	474,720	—	—	1,231,323
Purchases of treasury stock	(2,493,800)	—	—	(52,579)	—	—	(52,579)
Tax benefit from stock optionexercises	—	—	6,947	—	—	—	6,947
Dividend payment adjustment	—	—	—	—	47	—	47

Balances, December 31, 2000	159,130,205	$1,632	$2,041,820	$(83,683)	$427,956	$(5,280)	$2,382,445

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION

    MGM MIRAGE (the "Company"), formerly known as MGM Grand, Inc., is a Delaware corporation, incorporated on January 29, 1986. As of December 31, 2000, approximately 59.7% of the outstanding shares of the Company's common stock were owned by Kirk Kerkorian or Tracinda Corporation ("Tracinda"), a Nevada corporation wholly owned by Kirk Kerkorian.

    On May 31, 2000, the Company completed the acquisition (the "Mirage Acquisition") of Mirage Resorts, Incorporated ("Mirage") (see Note 3). Mirage, through wholly owned subsidiaries, owns and operates the following hotel, casino and entertainment resorts: Bellagio, a European-style luxury resort; The Mirage, a tropically-themed destination resort; Treasure Island at The Mirage, a pirate-themed hotel and casino resort; and the Holiday Inn® Casino Boardwalk, all of which are located on the Las Vegas Strip. Mirage also owns a 50% interest in the joint venture that owns and operates the Monte Carlo Resort & Casino, a palatial-style hotel and casino also located on the Las Vegas Strip. Mirage also owns and operates the Golden Nugget, a hotel and casino in downtown Las Vegas, the Golden Nugget-Laughlin, located in Laughlin, Nevada, and Beau Rivage, a beachfront resort located in Biloxi, Mississippi. The Company is developing the Borgata, a hotel and casino resort on 27 acres in the Marina area of Atlantic City, New Jersey, in a limited liability company owned 50-50 with Boyd Gaming Corporation. The Company also owns approximately 95 acres adjacent to the Borgata site available for future development. The aforementioned properties are collectively referred to herein as the "Mirage Properties."

    Prior to March 1, 1999, the Company and Primadonna Resorts, Inc. ("Primadonna") each owned 50% of New York-New York Hotel & Casino, LLC ("NYNY LLC"). On March 1, 1999, the Company completed its acquisition (the "Primadonna Acquisition") of Primadonna, and as part of the Primadonna Acquisition, acquired Primadonna's 50% ownership interest in NYNY LLC, which owns and operates the New York-New York Hotel and Casino on the Las Vegas Strip (see Note 3). Consequently, as of March 1, 1999, Primadonna and NYNY LLC became wholly owned subsidiaries of the Company. The Primadonna Acquisition also gave the Company ownership of three resorts located in Primm, Nevada at the California/Nevada state line: Whiskey Pete's, Buffalo Bill's and the Primm Valley Resort (the "Primm Properties"), as well as two championship golf courses located near the Primm Properties.

    Through its wholly owned subsidiary, MGM Grand Hotel, LLC, the Company owns and operates the MGM Grand Hotel and Casino ("MGM Grand Las Vegas"), a hotel, casino and entertainment complex located on the Las Vegas Strip.

    The Company, through its wholly owned subsidiary, MGM Grand Detroit, Inc., and its local partners in Detroit, Michigan formed MGM Grand Detroit, LLC, to develop a hotel, casino and entertainment complex ("MGM Grand Detroit"). The plans for MGM Grand Detroit call for an 800-room hotel, a 100,000 square-foot casino, signature restaurants and retail outlets, a showroom and other entertainment venues. On July 28, 1999, the Michigan Gaming Control Board issued a casino license to MGM Grand Detroit, LLC to conduct gaming operations in its interim facility ("MGM Grand Detroit Casino"), which commenced operations on July 29, 1999. The MGM Grand Detroit Casino is located directly off of the John C. Lodge Expressway in downtown Detroit.

    Through its wholly owned subsidiary, MGM Grand Australia Pty Ltd., the Company owns and operates the MGM Grand Hotel and Casino in Darwin, Australia ("MGM Grand Australia"), which is located on 18 acres of beachfront property on the north central coast of Australia.

    Through its wholly owned subsidiary, MGM Grand South Africa, Inc., the Company manages two permanent casinos and one interim casino in two provinces of the Republic of South Africa. The Company managed an interim facility in Nelspruit from October 15, 1997 to November 17, 1999, at which time a permanent casino began operations and the temporary operations ceased. The interim casino in Witbank began operations on March 10, 1998, and the interim casino in Johannesburg operated from September 28, 1998 through November 26, 2000, at which time the permanent facility, the Montecasino, began operations and the temporary operations ceased. The Company receives management fees from its partner, Tsogo Sun Gaming & Entertainment ("Tsogo Sun"), which is responsible for providing all project costs. Tsogo Sun has been granted additional licenses for Durban and East London, and the Company anticipates interim casinos will be opened in those locations in 2001.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

    Principles of consolidation.  The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

    Management's use of estimates.  The consolidated financial statements have been prepared in conformity with generally accepted accounting principles Those principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Cash and cash equivalents.  Cash and cash equivalents consist of investments in bank certificates of deposit and other interest bearing instruments with initial maturities of three months or less. Such investments are carried at cost which approximates market value.

    Concentrations of credit risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of short-term investments and receivables.

    The Company's short-term investments typically consist of high-grade commercial paper as well as U.S. Government-backed repurchase agreements. Such investments are made with financial institutions having a high credit quality and the Company limits the amount of its credit exposure to any one financial institution. Due to the short-term nature of the instruments, the Company does not take possession of the securities, which are instead held in a custodial account.

    The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. At December 31, 2000, a substantial portion of the Company's receivables was due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

    An estimated allowance for doubtful accounts and discounts is maintained to reduce the Company's receivables to their carrying amount, which approximates fair value. Management believes that as of December 31, 2000, no significant concentrations of credit risk existed for which an allowance had not already been determined and recorded.

    Inventories.  Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

    Property and equipment.  Property and equipment are stated at cost. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in the determination of income. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	15 to 40 years
Equipment, furniture and fixtures	3 to 7 years
Land improvements	10 to 15 years
Leasehold improvement	5 to 20 years

    Capital leases are depreciated over the estimated useful life of the assets or the life of the lease, whichever is shorter.

    Excess of purchase price over fair market value of net assets acquired.  The excess of purchase price over fair market value of net assets acquired is amortized on a straight-line basis over 40 years.

    Casino revenues and promotional allowances.  Casino revenue is the aggregate net difference between gaming wins and losses. The retail value of accommodations, food and beverage, and other services furnished to hotel-casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances was primarily included in casino expenses as follows:

	Year Ended December 31,
	2000	1999	1998
	(In thousands)
Rooms	$40,346	$18,627	$11,304
Food and beverage	124,750	42,681	26,826
Other	22,516	11,701	4,011

	$187,612	$73,009	$42,141

    In the fourth quarter of 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." EITF 00-14 requires that sales incentives be recorded as a reduction of revenue. The Company's existing policy related to rooms, food and beverage and other non-casino revenues complies with EITF 00-14. In accordance with the transition rules of EITF 00-14, the Company will adopt EITF 00-14 in the first quarter of 2001 as it relates to incentives to induce casino play, which are currently classified as operating expenses. The amount of such incentives for the year ended December 31, 2000 was approximately $85 million. The adoption of EITF 00-14 will have no effect on the Company's operating income.

    Currency translation.  The Company accounts for currency translation in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The Australian results of operations and the balance sheet are translated from Australian dollars to U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss).

    Capitalized interest.  The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.

    Corporate expense.  Corporate expense represents unallocated payroll and aircraft costs, professional fees and various other expenses not directly related to the Company's hotel-casino operations. In addition, corporate expense includes the costs associated with the Company's evaluation and pursuit of new business opportunities, which are expensed as incurred until development of a specific project has become relatively certain.

    Income per share of common stock.  The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,
	2000	1999	1998
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	145,300	116,580	111,356
Potential dilution from the assumed exercise of common stock options	2,601	3,506	1,328

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	147,901	120,086	112,684

    Reclassification.  The consolidated financial statements for prior years reflect certain reclassifications to conform with the current year presentation, which have no effect on previously reported net income. In addition, the accompanying financial statements reflect certain adjustments to amounts related to other comprehensive income. The adjustments reduce previously reported comprehensive income by $3 million for 1998 and increase previously reported comprehensive income by $6 million for 1999, but have no effect on previously reported net income.

    Change in accounting principle.  Effective January 1, 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that all companies expense costs of start-up activities as those costs are incurred. The term "start-up" includes pre-opening, pre-operating and organization activities. As a result of the adoption of SOP 98-5, in 1999 the Company recognized a cumulative effect of the accounting change (net of tax) of $8 million, relating principally to its development project in Detroit.

NOTE 3 — ACQUISITIONS

    On May 31, 2000, the Company completed the Mirage Acquisition whereby Mirage shareholders received $21 per share in cash. The acquisition had a total equity value of approximately $4.4 billion. In addition, the Company assumed approximately $2.0 billion of Mirage's outstanding debt, of which approximately $1.0 billion was refinanced and $950 million remains outstanding. The transaction was accounted for as a purchase and, accordingly, the purchase price was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The estimated fair value of assets acquired and liabilities assumed (net of the debt refinanced at the time of the acquisition) were $8.1 billion and $2.7 billion, respectively. The operating results for Mirage are included in the Consolidated Statements of Income from the date of acquisition.

    On March 1, 1999, the Company completed the Primadonna Acquisition for approximately 19 million shares of the Company's common stock valued at approximately $244 million plus the assumption of debt totaling $315 million. Primadonna shareholders received .66 share of the Company's common stock for every Primadonna share held. The transaction was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the Primadonna Acquisition. The estimated fair value of assets acquired and liabilities assumed were $742 million and $498 million, respectively. The operating results for Primadonna are included in the Consolidated Statements of Income from the date of acquisition.

    The following unaudited pro forma consolidated financial information for the Company has been prepared assuming both the Primadonna Acquisition and Mirage Acquisition had occurred on January 1, 1999:

	Year Ended December 31,
	2000	1999
	(In thousands, except per share amounts)
Net Revenues	$4,321,376	$3,893,531

Operating Income	$711,710	$539,357

Income before Extraordinary Item and Cumulative Effect of Change in Accounting Principle	$192,369	$114,441

Net Income	$186,953	$74,797

Basic Earnings per Share
Income before Extraordinary Item and Cumulative Effect of Change in Accounting Principle	$1.21	$0.69

Net Income	$1.18	$0.45

Weighted Average Basic Shares Outstanding	158,932	165,590

Diluted Earnings per Share
Income before Extraordinary Item and Cumulative Effect of Change in Accounting Principle	$1.19	$0.67

Net Income	$1.16	$0.44

Weighted Average Diluted Shares Outstanding	161,533	169,769

    This unaudited pro forma consolidated financial information is not necessarily indicative of what the Company's actual results would have been had the acquisitions been completed on January 1, 1999, or of future results.

NOTE 4 — ACCOUNTS RECEIVABLE, NET

    Accounts receivable consisted of the following:

	At December 31,
	2000	1999
	(In thousands)
Casino	$261,263	$81,418
Hotel	57,102	13,390
Other	23,556	11,065

	341,921	105,873
Less: Allowance for doubtful accounts and discounts	(105,271)	(22,772)

	$236,650	$83,101

NOTE 5 — PROPERTY AND EQUIPMENT, NET

    Property and equipment consisted of the following:

	At December 31,
	2000	1999
	(In thousands)
Land	$4,208,653	$331,532
Buildings and improvements	3,628,126	1,730,432
Equipment, furniture, fixtures and leasehold improvements	1,654,154	556,559
Equipment under capital lease	26,256	26,256
Construction in progress	191,443	130,848

	9,708,632	2,775,627
Less accumulated depreciation and amortization	(644,399)	(390,855)

	$9,064,233	$2,384,772

NOTE 6 — OTHER ACCRUED LIABILITIES

    Other accrued liabilities consisted of the following:

	At December 31,
	2000	1999
	(In thousands)
Accrued salaries and related	$146,030	$72,588
Casino front money	76,706	24,090
Casino chip liability	56,639	16,809
Other liabilities	285,368	84,093

	$564,743	$197,580

NOTE 7 — LONG-TERM DEBT

    Long-term debt consisted of the following:

	At December 31,
	2000	1999
	(In thousands)
$1.25 Billion Revolving Credit Facility	$—	$612,000
$2.0 Billion Revolving Credit Facility	1,634,500	—
$1.3 Billion Term Loan	461,000	—
$1.0 Billion Revolving Credit Facility	810,000	—
$300 Million 6.95% Senior Notes, due 2005, net of discount	296,568	295,728
$200 Million 6.875% Senior Notes, due 2008, net of discount	197,922	197,628
$200 Million 6.625% Senior Notes, due 2005, net of discount	181,442	—
$250 Million 7.25% Senior Notes, due 2006, net of discount	225,313	—
$200 Million 6.75% Senior Notes, due 2007, net of discount	173,093	—
$200 Million 6.75% Senior Notes, due 2008, net of discount	171,446	—
$100 Million 7.25% Senior Debentures, due 2017, net of discount	79,450	—
$710 Million 9.75% Senior Subordinated Notes, due 2007, net of discount	701,949	—
$850 Million 8.50% Senior Notes, due 2010, net of discount	845,103	—
MGM Grand Detroit, LLC Credit Facility, due 2003	65,000	169,000
Australian Bank Facility, due 2004 (U.S.$)	25,468	37,841
Other Notes	1,374	—

	5,869,628	1,312,197
Less Current Portion	(521,308)	(7,852)

	$5,348,320	$1,304,345

    Total interest incurred during 2000, 1999 and 1998 was $364 million, $76 million and $40 million, respectively, of which $91 million, $16 million and $15 million, respectively, was capitalized.

    On April 11, 2000, the Company entered into three senior credit agreements providing for bank financing totaling $4.3 billion from syndicates of banks each led by Bank of America, N.A. (collectively, the "New Senior Facilities"). The New Senior Facilities consist of (1) a $2.0 billion senior revolving credit facility which matures on May 31, 2005 (the "$2.0 billion Revolving Credit Facility") which amended, extended and increased a $1.25 billion facility; (2) a $1.0 billion senior revolving credit facility which matures on April 6, 2001 (the "$1.0 billion Revolving Credit Facility"); and (3) a $1.3 billion senior term loan which matures on April 6, 2001 (the "$1.3 billion Term Loan"). Interest on the New Senior Facilities is based on the bank reference rate or Eurodollar rate. As of December 31, 2000, the Company's borrowing rate was approximately 7.8%. The Company's borrowing rate under the predecessor $1.25 billion facility as of December 31, 1999 was approximately 6.8%. The New Senior Facilities contain certain covenants, including the requirement to maintain certain financial ratios. On May 31, 2000, the Company borrowed $4.21 billion under the New Senior Facilities to fund the Mirage Acquisition, refinance certain indebtedness of Mirage and the Company, pay fees and expenses in connection with the Mirage Acquisition and for general corporate purposes. On September 15, 2000, the Company used the proceeds from the issuance of senior notes to repay $839 million of the $1.3 billion Term Loan. In January 2001, an additional $395 million of the $1.3 billion Term Loan was repaid using the proceeds of a senior subordinated note offering. The Company intends to refinance the remaining balances of the $1.3 billion Term Loan and the $1.0 billion Revolving Credit Facility prior to or upon maturity through the amendment and renewal of the New Senior Facilities or through other financing alternatives. The Company had borrowing capacity at December 31, 2000 under the $2.0 billion Revolving Credit Facility that could be used to refinance a portion of the remaining balances. Stand-by letters of credit totaling $55 million were outstanding as of December 31, 2000 under the $2.0 billion Revolving Credit Facility, principally to support municipal financing used in connection with the proposed MGM Grand Detroit permanent casino.

    On May 5, 2000, the Company's shelf registration statement, which allows the Company to issue a total of up to $2.75 billion of debt and equity securities from time to time in public offerings, was declared effective by the Securities and Exchange Commission. On May 31, 2000, the Company issued under the shelf registration statement $710 million of senior subordinated notes, which carry a coupon of 9.75% and are due on June 1, 2007. These senior subordinated notes contain certain basic covenants consistent with this type of indenture. Proceeds from this offering were used to repay a portion of the then outstanding borrowings under Mirage's senior credit facility. On September 15, 2000, the Company issued under the shelf registration statement $850 million of senior notes, which carry a coupon of 8.50% and are due on September 15, 2010. These senior notes contain covenants consistent with the Company's other senior notes. On January 23, 2001, the Company issued under the shelf registration statement $400 million of senior subordinated notes, which carry a coupon of 8.375% and are due on February 1, 2011. These senior subordinated notes contain covenants consistent with the Company's other senior subordinated notes. Proceeds from the September 2000 and January 2001 offerings were used to repay a portion of the $1.3 billion Term Loan as discussed above. Any future public offering of securities under the shelf registration statement will only be made by means of a prospectus supplement.

    On May 31, 2000, the $300 million 6.95% Senior Notes due 2005 and the $200 million 6.875% Senior Notes due 2008 each received investment grade ratings from both Moody's and Standard & Poor's. As a result, concurrently with the Mirage Acquisition, the collateral previously securing these obligations was released. The senior notes are pari passu with the New Senior Facilities and contain various restrictive covenants, in general similar to the New Senior Facilities.

    In connection with the Mirage Acquisition, all of the outstanding Mirage senior notes and debentures became obligations of the Company. The notes and debentures are in various tranches as follows: (1) $200 million 6.625% senior notes due February 2005; (2) $250 million 7.25% senior notes due October 2006; (3) $200 million 6.75% senior notes due August 2007; (4) $200 million 6.75% senior notes due February 2008; and (5) $100 million 7.25% senior debentures due August 2017 (collectively, the "Mirage Notes").

    The Company and each of its material subsidiaries, including Mirage but excluding MGM Grand Detroit, LLC, are directly liable for or unconditionally guarantee the New Senior Facilities, the senior notes, the Mirage Notes and the senior subordinated notes. MGM Grand Detroit, LLC is a guarantor under the New Senior Facilities, but only to the extent that the proceeds of borrowings under such facilities are made available to MGM Grand Detroit, LLC. As of December 31, 2000, the Company was in compliance with all covenant provisions associated with the aforementioned obligations.

    Maturities of the Company's long-term debt as of December 31, 2000 are as follows:

(In thousands)
Years ending December 31,
2001	$1,277,884
2002	33,942
2003	44,849
2004	5,598
2005	2,134,645
Thereafter	2,510,424

6,007,342
Less debt discount	(137,714)

$5,869,628

    Amounts due in 2001 which the Company has refinanced on a long-term basis or for which borrowing capacity was available under the $2.0 billion Revolving Credit Facility have been excluded from current liabilities in the accompanying consolidated balance sheet.

    The estimated fair value of the Company's long-term debt at December 31, 2000 was approximately $6.01 billion, versus its book value of approximately $5.87 billion. At December 31, 1999, the estimated fair value of the Company's long-term debt was approximately $1.27 billion, versus its book value of approximately $1.31 billion. The estimated fair value of the Company's public debt securities was based on quoted market prices on or about December 31, 2000 and 1999. The estimated fair value of the Company's outstanding credit facility borrowings was assumed to approximate book value due to the short-term nature of the borrowings.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

    Leases.  The Company leases real estate and various equipment under operating and, to a lesser extent, capital lease arrangements. Certain real estate leases provide for escalation of rent based upon a specified price index and/or based upon periodic appraisals.

    At December 31, 2000, the Company was obligated under non-cancelable operating leases and capital leases to make future minimum lease payments as follows:

	Operating Leases	Capital Leases
	(In thousands)
Years ending December 31,
2001	$22,084	$4,282
2002	19,228	6,240
2003	15,749	991
2004	12,108	31
2005	10,293	—
Thereafter	294,979	—

Total minimum lease payment	$374,441	11,544

Amount representing interest		(353)

Total obligation under capital leases		11,191
Less: amount due within one year		(4,099)

Amount due after one year		$7,092

    Rental expense for operating leases was $18 million, $9 million and $2 million for the years ending December 31, 2000, 1999 and 1998, respectively.

    Litigation.  The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

NOTE 9 — STOCKHOLDERS' EQUITY

    On June 23, 1998, the Company announced a $17.50 per share cash tender offer for up to 12 million shares of Company common stock as part of a 24 million share repurchase program. The offer commenced on July 2, 1998 and expired on July 31, 1998. Based upon final results, 21.6 million shares of the Company's common stock were tendered, and accordingly, the shares were prorated. The total acquisition cost of the 12 million shares was approximately $211 million.

    On March 1, 1999, the Company issued approximately 19 million shares of the Company's common stock valued at approximately $244 million in connection with the Primadonna Acquisition.

    On June 10, 1999, the Company announced a $25.00 per share tender offer for up to 12 million shares of the Company's common stock. The offer commenced on June 17, 1999 and expired on July 23, 1999. Based upon the final results, 30.2 million shares of the Company's common stock were tendered, and accordingly, the shares were prorated. The total acquisition cost of the 12 million shares was approximately $282 million. The Company recognized certain non-recurring compensation costs totaling approximately $19 million related to exercisable options that were tendered. This tender offer completed the acquisition of the remaining 12 million shares in the 24 million share repurchase program announced on June 23, 1998.

    On August 5, 1999, the Company announced a 12-month stock repurchase program for up to 10 million shares of the Company's common stock. The Company purchased a total of 3.1 million shares for an approximate cost of $66 million through February 2000. The repurchase program was suspended as a result of the Mirage Acquisition and has now expired.

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

NOTE 10 — STOCK OPTION PLANS

    The Company has adopted nonqualified stock option plans and incentive stock option plans which provide for the granting of stock options to eligible directors, officers and employees. As of December 31, 2000, the aggregate number of shares subject to options available for grant under all of the plans was 2.6 million.

    The plans are administered by the Compensation and Stock Option Committee of the Board of Directors. Salaried officers, directors and other key employees of the Company and its subsidiaries are eligible to receive options. The exercise price in each instance is 100% of the fair market value of the Company's common stock on the date of grant. The options have 10-year terms and in most cases are exercisable in either four or five equal annual installments.

    On June 22, 1998, the Compensation and Stock Option Committee approved an offer to employees to reprice their out-of-the-money options (covering an aggregate of 3,641,900 shares). The original options had exercise prices ranging from $16.59 to $22.06, and the new options have an exercise price of $13.31. For holders who accepted the repricing, certain conditions were imposed, including: (1) commencement of a new holding period for vesting of options (whether or not the initial options had vested) and (2) a one-year extension of employment contracts, at the Company's option, where applicable. The repricing offer was not made to the Company's outside directors.

    A summary of the status of the Company's nonqualified stock option and incentive stock option plans for each of the years ended December 31, 2000, 1999 and 1998 is presented below:

	2000		1999		1998
	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price
Outstanding at beginning of year	10,992	$16.98	9,402	$12.89	7,284	$14.41
Granted	8,738	$31.55	5,712	$21.11	6,334	$14.61
Exercised	(1,244)	$13.36	(3,358)	$12.00	(98)	$13.56
Terminated	(919)	$22.98	(764)	$19.00	(4,118)	$18.21

Outstanding at end of year	17,567	$24.22	10,992	$17.00	9,402	$12.89

Exercisable at end of year	3,536	$15.25	3,006	$14.02	2,718	$11.95

The following table summarizes information about stock options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000's)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding (000's)	Weighted Average Exercise Price
$ 4.74 - $ 9.47	76	1.7	$6.93	76	$6.93
$ 9.48 - $14.21	4,629	6.4	$13.08	2,452	$13.02
$14.22 - $18.94	1,179	6.8	$17.47	359	$16.89
$18.95 - $23.68	1,078	8.9	$20.63	60	$20.69
$23.69 - $28.41	2,930	8.7	$23.98	583	$23.98
$28.42 - $33.15	6,425	9.4	$32.45	—	$—
$33.16 - $37.88	1,250	9.6	$34.27	6	$34.44

	17,567	8.3	$24.22	3,536	$15.25

    Had the Company accounted for these plans under the fair value method allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

	Year Ended December 31,
	2000	1999	1998
	(In thousands, except per share amounts)
Net income
As reported	$160,744	$86,058	$68,948

Pro forma	$135,455	$77,030	$66,047

Basic earnings per share
As reported	$1.11	$0.74	$0.62

Pro forma	$0.93	$0.66	$0.59

Diluted earnings per share
As reported	$1.09	$0.72	$0.61

Pro forma	$0.92	$0.64	$0.59

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rates of 6% for all years; no expected dividend yields for the years presented; expected lives of 5, 8 and 6 years, respectively; and expected volatility of 38%, 36% and 36%, respectively. The estimated weighted average fair value of options granted in 2000, 1999 and 1998 was $13.25, $11.15 and $6.81, respectively.

NOTE 11 — EMPLOYEE BENEFIT PLANS

    Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $38 million in 2000, $5 million in 1999 and $1 million in 1998 under such plans. The plans' sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any.

    The Company has various retirement savings plans under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plans allow employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plans. The Company matches, within prescribed limits, a portion of eligible employees' contributions. The Company recorded charges for matching contributions of $12 million in 2000, $6 million in 1999 and $4 million in 1998.

    The Company maintains an employee stock purchase plan. The plan provides eligible employees the opportunity to purchase shares of the Company's common stock via payroll deductions. The price for each share of common stock is the weighted average price paid for all the shares purchased by the plan administrator on behalf of the participating employees on the last trading day of each month. The Company pays the administrative costs of the plan. The plan may be amended or terminated at any time by the Board of Directors or by a committee designated by the Board of Directors.

    The Company and MGM Grand Las Vegas maintain a nonqualified deferred retirement plan for certain key employees. The plan allows participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax deferred earnings, plus investment earnings on the deferred balances, as a retirement fund. All deferred amounts vest immediately. There are no employer matching contributions made under this plan.

    The Company implemented a second nonqualified deferred retirement plan in December 2000 which commenced on January 1, 2001 for certain key employees. The plan allows participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax deferred earnings, plus investment earnings on the deferred balances, as a retirement fund. Participants receive a Company match of up to 4% of salary, net of any Company match received under the Company's 401(k) plans. All employee deferrals vest immediately. The Company matching contributions vest ratably over a three-year period.

    The Company implemented a supplemental executive retirement plan (the "SERP") in December 2000 which commenced on January 1, 2001 for certain key employees. The SERP is a nonqualified plan under which the Company makes quarterly contributions which are intended to provide a retirement benefit that is a fixed percentage of a participant's estimated final five-year average annual salary, up to a maximum of 65%. Company contributions and investment earnings on the contributions are tax-deferred and accumulate as a retirement fund. Employees do not make contributions under this plan. A portion of the Company contributions and investment earnings thereon vests after three years of SERP participation and the remaining portion vests after both five years of SERP participation and 10 years of continuous service.

NOTE 12 — INCOME TAXES

    The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. At December 31, 2000, the Company believes that it is more likely than not that its deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income. Accordingly, there is no valuation allowance at December 31, 2000.

    The Company acquired Mirage on May 31, 2000 through a stock merger. The respective deferred tax assets and liabilities of Mirage have been consolidated with the MGM MIRAGE deferred balances, and are reflected in the December 31, 2000 deferred tax assets and liabilities below.

    The provision for income taxes and income from continuing operations before extraordinary item and cumulative effect of change in accounting principle for the years ended December 31, 2000, 1999 and 1998 are as follows:

	Year Ended December 31,
	2000	1999	1998
	(In thousands)
Current—federal	$26,303	$26,035	$23,250
Deferred—federal	72,322	26,188	14,847

Provision for federal income taxes	98,625	52,223	38,097

Current—state	6,365	803	—
Deferred—state	421	(320)	—

Provision for city and state income taxes	6,786	483	—

Current—foreign	4,325	2,945	1,541
Deferred—foreign	(856)	(622)	942

Provision for foreign income taxes	3,469	2,323	2,483

Total	$108,880	$55,029	$40,580

    Reconciliation of the federal income tax statutory rate and the Company's effective tax rate is as follows:

	Year Ended December 31,
	2000	1999	1998
Federal income tax statutory rate	35.0%	35.0%	35.0%
State income tax rate	1.6%	0.2%	—
Permanent and other items	3.0%	1.4%	2.0%

Effective tax rate	39.6%	36.6%	37.0%

    As of December 31, 2000 and 1999, the major tax affected components of the Company's net deferred tax liability are as follows:

	2000	1999
	(In thousands)
Deferred Tax Assets—Federal and State
Bad debt reserve	$27,738	$3,844
Tax credit carryforwards	64,754	25,390
Net operating loss carryforward	40,382	—
Preopening costs	75,810	19,024

	208,684	48,258

Deferred Tax Liabilities—Federal and State
Depreciation and amortization	(1,804,081)	(125,643)
Accruals, reserves and other	30,060	(11,783)

	(1,774,021)	(137,426)

Deferred Tax Liabilities—Foreign
Depreciation, amortization and other	(1,887)	(2,093)

Net Deferred Tax Liability	$(1,567,224)	$(91,261)

    For U.S. federal income tax return purposes, the Company has a net operating loss carryforward of $115 million, which will expire in 2019, an alternative minimum tax credit carryforward of $58 million, which does not expire, and a general business tax credit carryforward of $7 million, which expires in different periods through 2020.

    Undistributed earnings of the Company's foreign subsidiaries amounted to $7 million at December 31, 2000. Those earnings are considered to be indefinitely reinvested in the operations of the foreign subsidiaries and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon in accordance with APB Opinion 23.

NOTE 13 — COMPANY RESTRUCTURING PLANS

    During the three months ended March 31, 2000, management initiated and completed a restructuring plan designed to consolidate certain general and administrative functions at New York-New York and MGM Grand Las Vegas. This restructuring resulted in a one-time charge against earnings in the first quarter of 2000 totaling $6 million ($4 million, net of income tax). Approximately 70 people were affected by the reductions, primarily at the Company's operating properties (excluding the Mirage Properties).

    In connection with the Mirage Acquisition, management initiated a comprehensive restructuring plan designed to reduce costs and improve efficiencies of the combined operations of the Company. This restructuring resulted in a one-time charge against earnings in the second quarter of 2000 totaling $18 million ($12 million, net of income tax), primarily related to the accrual of costs associated with contract terminations and staffing reductions of approximately $6 million, the buyout of various leases of approximately $11 million and other related restructuring costs of $1 million. Approximately 125 people were affected by the reductions, primarily at the Company's operating properties (excluding the Mirage Properties) relating to duplicative functions within marketing, entertainment, retail, information systems and human resources.

    Approximately $9 million of payments were applied against the restructuring accruals during 2000, leaving a remaining unpaid balance of $15 million as of December 31, 2000. The remaining balance relates principally to the lease buyouts discussed above.

NOTE 14 — ASSET WRITE-DOWNS AND IMPAIRMENTS

    During June 2000, the Company recognized a charge against earnings of $102 million ($66 million, net of tax) related to certain projects previously under development which management has determined not to pursue ($49 million), the divesting of certain non-strategic assets ($19 million) and the re-evaluation of certain other assets ($34 million), all as a result of the Mirage acquisition.

NOTE 15 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION

    The Company's subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the New Senior Facilities, the senior notes, the Mirage Notes, and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors for the years ended December 31, 2000 and 1999 is as follows (information for the year ended December 31, 1998 is not presented since all non-guarantors were insignificant in 1998):

	As of and for the Year Ended December 31, 2000
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Balance Sheet
Current assets	$135,645	$680,020	$67,237	$(87,258)	$795,644
Property and equipment, net	12,459	8,892,985	170,761	(11,972)	9,064,233
Investment in subsidiaries	6,568,338	66,355	—	(6,634,693)	—
Investment in unconsolidated affiliates	127,902	736,685	—	(342,165)	522,422
Intercompany note receivable	762,209	(762,209)	—	—	—
Other non-current assets	53,903	268,548	29,851	—	352,302

	$7,660,456	$9,882,384	$267,849	$(7,076,088)	$10,734,601

Current liabilities	$747,026	$788,396	$71,181	$(373,398)	$1,233,205
Deferred income taxes	98,368	1,521,304	3,949	106,537	1,730,158
Long-term debt	4,432,617	831,903	83,800	—	5,348,320
Other non-current liabilities	—	39,775	698	—	40,473
Stockholders' equity	2,382,445	6,701,006	108,221	(6,809,227)	2,382,445

	$7,660,456	$9,882,384	$267,849	$(7,076,088)	$10,734,601

Statement of Operations
Net revenues	$2,844	$2,789,166	$444,462	$(3,882)	$3,232,590
Equity in subsidiaries earnings	524,748	89,832	—	(614,580)	—
Expenses:
Casino and hotel operations	—	1,492,667	214,309	(184)	1,706,792
Provision for doubtful accounts and discounts	—	105,421	1,517	—	106,938
General and administrative	—	371,298	51,357	—	422,655
Depreciation and amortization	1,046	256,328	36,164	(357)	293,181
Preopening expenses and other non-recurring expenses	—	3,258	2,366	—	5,624
Restructuring costs	159	21,516	1,845	—	23,520
Write-downs and impairments	26,444	72,059	3,722	—	102,225
Corporate expense	29,116	8,521	—	(3,698)	33,939

	56,765	2,331,068	311,280	(4,239)	2,694,874

Operating income	470,827	547,930	133,182	(614,223)	537,716
Interest expense, net	(200,286)	(33,800)	(27,849)	—	(261,935)
Other, net	287	(1,028)	—	—	(741)

Income before income taxes and extraordinary item	270,828	513,102	105,333	(614,223)	275,040
Provision for income taxes	(105,025)	(139)	(3,716)	—	(108,880)

Income before extraordinary item	165,803	512,963	101,617	(614,223)	166,160
Extraordinary item	(5,416)	—	—	—	(5,416)

Net income	$160,387	$512,963	$101,617	$(614,223)	$160,744

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(119,954)	$682,789	$139,799	$114,924	$817,558
Net cash provided by (used in) investing activities	(5,004,766)	(425,502)	(27,648)	(98,776)	(5,556,692)
Net cash provided by (used in) financing activities	5,126,153	(155,178)	(109,247)	(16,148)	4,845,580

	As of and for the Year Ended December 31, 1999
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Balance Sheet
Current assets	$222,712	$222,651	$57,243	$(232,693)	$269,913
Property and equipment, net	11,227	2,194,044	191,522	(12,021)	2,384,772
Investment in subsidiaries	1,685,244	(23,477)	—	(1,661,767)	—
Investment in unconsolidated affiliates	127,902	214,263	12,485	(342,165)	12,485
Intercompany note receivable	288,779	(288,779)	—	—	—
Other non-current assets	3,909	37,080	35,295	—	76,284

	$2,339,773	$2,355,782	$296,545	$(2,248,646)	$2,743,454

Current liabilities	$145,138	$490,268	$65,019	$(410,335)	$290,090
Deferred income taxes	66,078	20,705	4,983	16,947	108,713
Long-term debt	1,105,356	—	198,989	—	1,304,345
Other non-current liabilities	—	16,575	530	—	17,105
Stockholders' equity	1,023,201	1,828,234	27,024	(1,855,258)	1,023,201

	$2,339,773	$2,355,782	$296,545	$(2,248,646)	$2,743,454

Statement of Operations
Net revenues	$7,659	$1,167,612	$219,147	$(2,187)	$1,392,231
Equity in subsidiaries earnings	166,246	(23,477)	—	(142,769)	—
Expenses:
Casino and hotel operations	—	624,389	108,353	(218)	732,524
Provision for doubtful accounts and discounts	—	46,591	523	—	47,114
General and administrative	—	161,112	29,822	—	190,934
Depreciation and amortization	771	107,716	18,479	(356)	126,610
Preopening expenses and other non-recurring expenses	18,526	8,664	44,306	—	71,496
Corporate expense	15,655	—	—	(1,970)	13,685

	34,952	948,472	201,483	(2,544)	1,182,363

Operating income	138,953	195,663	17,664	(142,412)	209,868
Interest expense, net	(4,028)	(39,533)	(15,208)	—	(58,769)
Other, net	—	(134)	(812)	—	(946)

Income before income taxes, extraordinary item and cumulative effect of change in accounting principle	134,925	155,996	1,644	(142,412)	150,153
Provision for income taxes	(54,107)	—	(922)	—	(55,029)

Income before extraordinary item and cumulative effect of change in accounting principle	80,818	155,996	722	(142,412)	95,124
Extraordinary item	484	(1,382)	—	—	(898)
Cumulative effect of change in accounting principle	4,399	(692)	(11,875)	—	(8,168)

Net income (loss)	$85,701	$153,922	$(11,153)	$(142,412)	$86,058

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(104,939)	$311,665	$35,748	$47,403	$289,877
Net cash provided by (used in) investing activities	(33)	(233,551)	(145,870)	(7,239)	(386,693)
Net cash provided by (used in) financing activities	80,210	(85,819)	138,462	3,529	136,382

NOTE 16 — SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share amounts)
2000
Net revenues	$442,932	$627,164	$1,090,671	$1,071,823	$3,232,590
Operating profit	97,929	17,890	236,804	219,032	571,655
Operating income	92,442	11,206	224,819	209,249	537,716
Income (loss) before extraordinary item	44,305	(18,261)	72,114	68,002	166,160
Net income (loss)	44,305	(18,994)	67,431	68,002	160,744
Basic income (loss) per share
Income (loss) before extraordinary item	$0.39	$(0.13)	$0.45	$0.43	$1.15

Net income (loss)	$0.39	$(0.13)	$0.42	$0.43	$1.11

Diluted income (loss) per share
Income (loss) before extraordinary item	$0.38	$(0.13)	$0.45	$0.42	$1.13

Net income (loss)	$0.38	$(0.13)	$0.42	$0.42	$1.09

1999
Net revenues	$251,366	$319,382	$400,469	$421,014	$1,392,231
Operating profit	42,833	54,537	40,909	85,274	223,553
Operating income	37,943	50,191	38,630	83,104	209,868
Income before extraordinary item and cumulative effect of change in accounting principle	18,491	24,106	12,605	39,922	95,124
Net income	9,425	24,106	12,605	39,922	86,058
Basic income per share
Income before extraordinary item and cumulative effect of change in accounting principle	$0.17	$0.19	$0.11	$0.35	$0.82

Net income	$0.09	$0.19	$0.11	$0.35	$0.74

Diluted income per share
Income before extraordinary item and cumulative effect of change in accounting principle	$0.16	$0.19	$0.10	$0.34	$0.80

Net income	$0.08	$0.19	$0.10	$0.34	$0.72

    Because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGM MIRAGE
	By:	/s/ J. TERRENCE LANNI
J. Terrence Lanni, Chairman and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ JAMES J. MURREN
James J. Murren, President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: March 27, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. TERRENCE LANNI J. Terrence Lanni	Chairman and Chief Executive Officer (Principal Executive Officer)	March 27, 2001
/s/ DANIEL M. WADE Daniel M. Wade	Vice Chairman	March 27, 2001
/s/ JOHN T. REDMOND John T. Redmond	President and Chief Executive Officer—MGM Grand Resorts, LLC and Director	March 27, 2001
/s/ JAMES J. MURREN James J. Murren	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 27, 2001
/s/ ROBERT H. BALDWIN Robert H. Baldwin	President and Chief Executive Officer—Mirage Resorts, Incorporated and Director	March 27, 2001

/s/ GARY N. JACOBS Gary N. Jacobs	Executive Vice President, General Counsel and Director	March 27, 2001
/s/ JAMES D. ALJIAN James D. Aljian	Director	March 27, 2001
/s/ FRED BENNINGER Fred Benninger	Director	March 27, 2001
/s/ TERRY N. CHRISTENSEN Terry N. Christensen	Director	March 27, 2001
/s/ GLENN A. CRAMER Glenn A. Cramer	Director	March 27, 2001
/s/ WILLIE D. DAVIS Willie D. Davis	Director	March 27, 2001
/s/ ALEXANDER M. HAIG, JR. Alexander M. Haig, Jr.	Director	March 27, 2001
Kirk Kerkorian	Director	March , 2001
George Mason	Director	March , 2001
/s/ RONALD M. POPEIL Ronald M. Popeil	Director	March 27, 2001
Walter M. Sharp	Director	March , 2001

/s/ DANIEL B. WAYSON Daniel B. Wayson	Director	March 27, 2001
/s/ MELVIN B. WOLZINGER Melvin B. Wolzinger	Director	March 27, 2001
/s/ ALEX YEMENIDJIAN Alex Yemenidjian	Director	March 27, 2001
Jerome B. York	Director	March , 2001

MGM MIRAGE
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions from Mirage Acquisition	Amounts Written Off	Balance at End of Period
Allowance for Doubtful Accounts and Discounts
Year Ended December 31, 2000	$22,772	$106,938	$69,136	$93,575	$105,271
Year Ended December 31, 1999	$36,831	$47,114	$—	$61,173	$22,772
Year Ended December 31, 1998	$27,023	$40,463	$—	$30,655	$36,831

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
MGM MIRAGE AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  NOTE 1 — ORGANIZATION
  NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
  NOTE 3 — ACQUISITIONS
  NOTE 4 — ACCOUNTS RECEIVABLE, NET
  NOTE 5 — PROPERTY AND EQUIPMENT, NET
  NOTE 6 — OTHER ACCRUED LIABILITIES
  NOTE 7 — LONG-TERM DEBT
  NOTE 8 — COMMITMENTS AND CONTINGENCIES
  NOTE 9 — STOCKHOLDERS' EQUITY
  NOTE 10 — STOCK OPTION PLANS
  NOTE 11 — EMPLOYEE BENEFIT PLANS
  NOTE 12 — INCOME TAXES
  NOTE 13 — COMPANY RESTRUCTURING PLANS
  NOTE 14 — ASSET WRITE-DOWNS AND IMPAIRMENTS
  NOTE 15 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION
  NOTE 16 — SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)