Form 10-Q
period 2001-03-31
MGM MIRAGE
filed 2001-05-14
CIK 789570

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 0-16760

MGM MIRAGE
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	88-0215232 (I.R.S. Employer Identification No.)
3600 Las Vegas Boulevard South, Las Vegas, Nevada 89109
(Address of principal executive offices—Zip Code)
(702) 693-7120 (Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2001
Common Stock, $.01 par value	159,334,736 shares

MGM MIRAGE AND SUBSIDIARIES
FORM 10-Q
I N D E X

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2001 and December 31, 2000	1
	Consolidated Statements of Income for the Three Months Ended March 31, 2001 and March 31, 2000	2
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and March 31, 2000	3
	Condensed Notes to Consolidated Financial Statements	4-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-12
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	12
	Signatures	13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$259,382	$227,968
Accounts receivable, net	208,786	236,650
Inventories	86,333	86,279
Income tax receivable	—	11,264
Deferred income taxes	146,679	162,934
Prepaid expenses and other	67,283	70,549

Total current assets	768,463	795,644

Property and equipment, net	9,034,577	9,064,233
Other assets
Investment in unconsolidated affiliates	524,360	522,422
Excess of purchase price over fair market value of net assets acquired, net	50,650	54,281
Deposits and other assets, net	280,526	298,021

Total other assets	855,536	874,724

	$10,658,576	$10,734,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$59,013	$65,317
Income taxes payable	3,170	—
Current portion of long-term debt	413,044	521,308
Accrued interest on long-term debt	68,122	77,738
Other	534,938	568,842

Total current liabilities	1,078,287	1,233,205

Deferred income taxes	1,743,500	1,730,158
Long-term debt	5,337,470	5,348,320
Other long-term obligations	35,206	40,473
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value: authorized 300,000,000 shares, issued 163,314,533 and 163,189,205 shares; outstanding 159,255,533 and 159,130,205 shares	1,633	1,632
Capital in excess of par value	2,042,803	2,041,820
Treasury stock, at cost (4,059,000 shares)	(83,683)	(83,683)
Retained earnings	511,850	427,956
Other comprehensive loss	(8,490)	(5,280)

Total stockholders' equity	2,464,113	2,382,445

	$10,658,576	$10,734,601

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Revenues
Casino	$575,395	$285,578
Rooms	236,983	71,763
Food and beverage	185,956	51,004
Entertainment, retail and other	167,271	48,962
Income from unconsolidated affiliate	11,551	—

	1,177,156	457,307
Less: promotional allowances	107,649	33,294

	1,069,507	424,013

Expenses
Casino	309,501	139,129
Rooms	56,616	21,636
Food and beverage	102,126	28,017
Entertainment, retail and other	101,811	26,948
Provision for doubtful accounts	14,649	5,273
General and administrative	141,194	58,318
Preopening expenses and other	875	1,009
Restructuring costs	—	5,479
Depreciation and amortization	95,943	40,183

	822,715	325,992

Operating profit	246,792	98,021
Corporate expense	10,824	5,579

Operating income	235,968	92,442

Non-operating income (expense)
Interest income	2,032	763
Interest expense, net	(97,536)	(22,091)
Interest expense from unconsolidated affiliate	(817)	—
Other, net	(1,145)	(162)

	(97,466)	(21,490)

Income before income taxes and extraordinary item	138,502	70,952
Provision for income taxes	(53,830)	(26,647)

Income before extraordinary item	84,672	44,305
Extraordinary item
Loss on early retirement of debt, net of income tax benefit of $419	(778)	—

Net income	$83,894	$44,305

Net income	$83,894	$44,305
Currency translation adjustment	(3,210)	(906)

Comprehensive income	$80,684	$43,399

Basic income per share of common stock
Income before extraordinary item	$0.54	$0.39
Extraordinary item—loss on early retirement of debt, net	(0.01)	—

Net income per share	$0.53	$0.39

Diluted income per share of common stock
Income before extraordinary item	$0.53	$0.38
Extraordinary item—loss on early retirement of debt, net	(0.01)	—

Net income per share	$0.52	$0.38

    The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities
Net income	$83,894	$44,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,943	40,183
Amortization of debt discount and issuance costs	10,698	490
Provision for doubtful accounts	14,649	5,273
Loss on early retirement of debt	1,197	—
Restructuring costs	—	5,479
Income from unconsolidated affiliate	(10,734)	—
Distributions from unconsolidated affiliate	11,500	—
Deferred income taxes	29,597	11,984
Change in assets and liabilities:
Accounts receivable	13,450	(7,133)
Inventories	(230)	2,837
Income taxes receivable and payable	14,434	10,704
Prepaid expenses	3,266	2,964
Accounts payable, accrued liabilities and other	(50,195)	(44,649)

Net cash provided by operating activities	217,469	72,437

Cash flows from investing activities
Purchase of property and equipment	(65,462)	(62,401)
Disposition of property and equipment	11,719	198
Change in construction payable	3,198	(2,472)
Other	(4,529)	1,552

Net cash used in investing activities	(55,074)	(63,123)

Cash flows from financing activities
Net borrowing (repayment) under bank credit facilities	(519,958)	25,179
Issuance of long-term debt	400,000	—
Debt issuance costs	(4,000)	—
Purchase of treasury stock	—	(52,579)
Cash dividend paid	—	(11,327)
Issuance of common stock	984	7,290
Other	(8,007)	(1,319)

Net cash used in financing activities	(130,981)	(32,756)

Cash and cash equivalents
Net increase (decrease) for the period	31,414	(23,442)
Balance, beginning of period	227,968	121,522

Balance, end of period	$259,382	$98,080

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$96,454	$31,553
State and federal income taxes paid	5,007	3,645

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

    MGM MIRAGE (the "Company"), formerly known as MGM Grand, Inc., is a Delaware corporation, incorporated on January 29, 1986. As of March 31, 2001, approximately 58.5% of the outstanding shares of the Company's common stock were owned by Kirk Kerkorian and Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian.

    On May 31, 2000, the Company completed the acquisition (the "Mirage Acquisition") of Mirage Resorts, Incorporated ("Mirage") (see Note 2). Mirage, through wholly owned subsidiaries, owns and operates the following hotel, casino and entertainment resorts: Bellagio, a European-style luxury resort; The Mirage, a tropically-themed destination resort; Treasure Island at The Mirage, a Caribbean-themed hotel and casino resort; and the Holiday Inn® Casino Boardwalk, all of which are located on the Las Vegas Strip. Mirage also owns a 50% interest in the joint venture that owns and operates the Monte Carlo Resort & Casino, a palatial-style hotel and casino also located on the Las Vegas Strip. Mirage owns and operates Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip properties. Mirage also owns and operates the Golden Nugget, a hotel and casino in downtown Las Vegas, the Golden Nugget-Laughlin, located in Laughlin, Nevada, and Beau Rivage, a beachfront resort located in Biloxi, Mississippi. The Company is developing the Borgata, a hotel and casino resort on 27 acres in the Marina area of Atlantic City, New Jersey, through a limited liability company owned 50-50 with Boyd Gaming Corporation. The Company also owns approximately 95 acres adjacent to the Borgata site which is available for future development.

    Through wholly owned subsidiaries, the Company owns and operates the MGM Grand Hotel and Casino ("MGM Grand Las Vegas"), a hotel, casino and entertainment complex, and New York-New York Hotel and Casino, a destination resort, both located on the Las Vegas Strip. The Company, through wholly owned subsidiaries, also owns and operates three resorts located in Primm, Nevada at the California/Nevada state line: Whiskey Pete's, Buffalo Bill's and the Primm Valley Resort (the "Primm Properties"), as well as two championship golf courses located near the Primm Properties.

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

    As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2001, and the results of its operations for the three month periods ended March 31, 2001 and 2000. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

    Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation, which have no effect on previously reported net income. In addition, the accompanying financial statements reflect certain adjustments to amounts related to other comprehensive income. The adjustments reduce previously reported comprehensive income by $4.7 million for the three months ended March 31, 2000, but have no effect on previously reported net income.

NOTE 2—MIRAGE ACQUISITION

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

    The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Mirage Acquisition had occurred on January 1, 2000:

Three months ended March 31,	2000

(In thousands, except per share amounts)
Net Revenues	$1,066,767

Operating Income	$217,069

Net Income	$71,596

Basic Earnings per Share	$0.45

Weighted Average Basic Shares Outstanding	159,319

Diluted Earnings per Share	$0.44

Weighted Average Diluted Shares Outstanding	161,938

    This unaudited pro forma consolidated financial information is not necessarily indicative of what the Company's actual results would have been had the acquisition been completed on January 1, 2000, or of future results..

NOTE 3—LONG-TERM DEBT

    Long-term debt consisted of the following:

	March 31, 2001	December 31, 2000
	(In thousands)
$2.0 Billion Revolving Credit Facility	$1,941,500	$1,634,500
$1.3 Billion Term Loan	—	461,000
$1.0 Billion Revolving Credit Facility	457,500	810,000
$300 Million 6.95% Senior Notes, due 2005, net of discount	296,778	296,568
$200 Million 6.875% Senior Notes, due 2008, net of discount	197,995	197,922
$200 Million 6.625% Senior Notes, due 2005, net of discount	182,394	181,442
$250 Million 7.25% Senior Notes, due 2006, net of discount	226,120	225,313
$200 Million 6.75% Senior Notes, due 2007, net of discount	173,845	173,093
$200 Million 6.75% Senior Notes, due 2008, net of discount	172,168	171,446
$100 Million 7.25% Senior Debentures, due 2017, net of discount	79,579	79,450
$710 Million 9.75% Senior Subordinated Notes, due 2007, net of discount	702,263	701,949
$850 Million 8.50% Senior Notes, due 2010, net of discount	845,230	845,103
$400 Million 8.375% Senior Subordinated Notes, due 2011	400,000	—
MGM Grand Detroit, LLC Credit Facility, due 2003	53,000	65,000
Australian Bank Facility, due 2004 (U.S.$)	20,809	25,468
Other Notes	1,333	1,374

	5,750,514	5,869,628
Less Current Portion	(413,044)	(521,308)

	$5,337,470	$5,348,320

    Total interest incurred for the three month periods ended March 31, 2001 and 2000 was $122 million and $24 million, respectively, of which $24 million and $2 million, respectively, was capitalized.

    On January 23, 2001, the Company issued under its shelf registration statement $400 million of senior subordinated notes, which carry a coupon of 8.375% and are due on February 1, 2011. These senior subordinated notes contain covenants consistent with the Company's other senior subordinated notes. Remaining capacity under the shelf registration statement after issuance of these notes is $790 million. Any future offering of securities under the shelf registration statement will only be made by means of a prospectus supplement.

    The Company's $1.3 billion term loan was fully repaid during the first quarter of 2001, principally through proceeds from the January 23, 2001 senior subordinated note offering. The Company recognized an extraordinary loss of $0.8 million, net of income tax benefit, relating to the early extinguishment of this loan, reflecting the write-off of unamortized debt issuance costs.

    On April 6, 2001, the Company entered into an amendment to its $1.0 billion revolving credit facility whereby the maturity date was extended to April 5, 2002 and the lending commitment was reduced to $800 million.

NOTE 4—INCOME PER SHARE OF COMMON STOCK

    The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

Three months ended March 31,	2001	2000

	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	159,219	112,819
Potential dilution from the assumed exercise of common stock options	2,101	2,619

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	161,320	115,438

NOTE 5—CONSOLIDATING CONDENSED FINANCIAL INFORMATION

    The Company's subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the $2.0 billion and $1.0 billion (subsequently amended to $800 million) revolving credit facilities, the senior notes and debentures and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of March 31, 2001 and December 31, 2000 and for the three month periods ended March 31, 2001 and 2000 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of March 31, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$103,108	$670,900	$61,015	$(66,560)	$768,463
Property and equipment, net	11,903	8,869,508	165,138	(11,972)	9,034,577
Investment in subsidiaries	6,789,698	86,588	—	(6,876,286)	—
Investment in unconsolidated affiliates	127,902	738,623	—	(342,165)	524,360
Intercompany note receivable	589,432	(589,432)	—	—	—
Other non-current assets	50,386	254,519	26,271	—	331,176

	$7,672,429	$10,030,706	$252,424	$(7,296,983)	$10,658,576

Current liabilities	$649,707	$733,627	$50,458	$(355,505)	$1,078,287
Deferred income taxes	124,343	1,521,304	2,771	95,082	1,743,500
Long-term debt	4,434,266	835,225	67,979	—	5,337,470
Other non-current liabilities	—	34,570	636	—	35,206
Stockholders' equity	2,464,113	6,905,980	130,580	(7,036,560)	2,464,113

	$7,672,429	$10,030,706	$252,424	$(7,296,983)	$10,658,576

	As of December 31, 2000
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$135,645	$680,020	$67,237	$(87,258)	$795,644
Property and equipment, net	12,459	8,892,985	170,761	(11,972)	9,064,233
Investment in subsidiaries	6,568,338	66,355	—	(6,634,693)	—
Investment in unconsolidated affiliates	127,902	736,685	—	(342,165)	522,422
Intercompany note receivable	762,209	(762,209)	—	—	—
Other non-current assets	53,903	268,548	29,851	—	352,302

	$7,660,456	$9,882,384	$267,849	$(7,076,088)	$10,734,601

Current liabilities	$747,026	$788,396	$71,181	$(373,398)	$1,233,205
Deferred income taxes	98,368	1,521,304	3,949	106,537	1,730,158
Long-term debt	4,432,617	831,903	83,800	—	5,348,320
Other non-current liabilities	—	39,775	698	—	40,473
Stockholders' equity	2,382,445	6,701,006	108,221	(6,809,227)	2,382,445

	$7,660,456	$9,882,384	$267,849	$(7,076,088)	$10,734,601

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

	For the Three Months Ended March 31, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$972,684	$96,823	$—	$1,069,507
Equity in subsidiaries' earnings	221,532	25,903	—	(247,435)	—
Expenses:
Casino and hotel operations	—	523,058	46,996	—	570,054
Provision for doubtful accounts	—	14,420	229	—	14,649
General and administrative	—	132,178	9,016	—	141,194
Depreciation and amortization	242	88,963	6,738	—	95,943
Preopening expenses and other non-recurring expenses	—	875	—	—	875
Corporate expense	5,970	4,854	—	—	10,824

	6,212	764,348	62,979	—	833,539

Operating income	215,320	234,239	33,844	(247,435)	235,968
Interest expense, net	(77,674)	(13,415)	(5,232)	—	(96,321)
Other, net	295	(1,370)	(70)	—	(1,145)

Income before income taxes and extraordinary item	137,941	219,454	28,542	(247,435)	138,502
Provision for income taxes	(53,269)	7	(568)	—	(53,830)

Income before extraordinary item	84,672	219,461	27,974	(247,435)	84,672
Extraordinary item	(778)	—	—	—	(778)

Net income	$83,894	$219,461	$27,974	$(247,435)	$83,894

	For the Three Months Ended March 31, 2000
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$313,827	$110,186	$—	$424,013
Equity in subsidiaries' earnings	78,411	18,451	—	(96,862)	—
Expenses:
Casino and hotel operations	—	161,358	54,372	—	215,730
Provision for doubtful accounts	—	4,800	473	—	5,273
General and administrative	—	43,424	14,894	—	58,318
Depreciation and amortization	348	30,425	9,516	(106)	40,183
Preopening expenses and other non-recurring expenses	—	380	629	—	1,009
Restructuring costs	—	3,897	1,582	—	5,479
Corporate expense	5,579	—	—	—	5,579

	5,927	244,284	81,466	(106)	331,571

Operating income	72,484	87,994	28,720	(96,756)	92,442
Interest expense, net	(2,194)	(11,486)	(7,648)	—	(21,328)
Other, net	(12)	(150)	—	—	(162)

Income before income taxes	70,278	76,358	21,072	(96,756)	70,952
Provision for income taxes	(25,973)	—	(674)	—	(26,647)

Net income	$44,305	$76,358	$20,398	$(96,756)	$44,305

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Three Months Ended March 31, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(44,151)	$276,761	$12,258	$(27,399)	$217,469
Net cash provided by (used in) investing activities	(2,780)	(240,542)	(4,219)	192,467	(55,074)
Net cash provided by (used in) financing activities	68,781	(28,843)	(13,494)	(157,425)	(130,981)

	For the Three Months Ended March 31, 2000
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(7,826)	$45,708	$35,827	$(1,272)	$72,437
Net cash provided by (used in) investing activities	(960)	(44,342)	(18,731)	910	(63,123)
Net cash provided by (used in) financing activities	25,505	(33,762)	(24,856)	357	(32,756)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    The May 31, 2000 acquisition of Mirage Resorts, Incorporated had a significant impact on our operating results for the three months ended March 31, 2001. The acquisition added four wholly owned and one joint venture resort on the Las Vegas Strip, as well as resorts in downtown Las Vegas and Laughlin, Nevada and Biloxi, Mississippi. Net revenues for the three months ended March 31, 2001 totaled $1.07 billion, an increase of $645 million, or 152%, over the prior-year first quarter. The Mirage properties generated $677 million of net revenues in the first quarter of 2001, while same store net revenues at the MGM properties declined by $32 million, or 8%, to $392 million.

    The decrease in revenues at the MGM properties was concentrated in the casino area. Consolidated casino revenues for the first quarter of 2001 were $575 million, an increase of $290 million, or 101%, over the prior-year first quarter. The Mirage properties generated casino revenues of $330 million in the 2001 quarter, while casino revenues at the MGM properties declined by $40 million, or 14%, to $245 million. This decline was principally the result of declines of $18 million, $11 million and $8 million at MGM Grand Las Vegas, MGM Grand Detroit and the Primm Properties, respectively. The decrease at MGM Grand Las Vegas was attributable almost entirely to a lower table game hold percentage, as table games volume and revenues from slots and other casino games were relatively flat with the prior-year quarter. The decline at MGM Grand Detroit resulted from decreased gaming volumes, as a competitor opened the third and final Detroit casino in November 2000. The decrease at the Primm Properties was also attributable to reduced gaming volumes, reflecting increased competition from Native American casinos, as well as higher gasoline and utility costs in California.

    Consolidated room revenues for the three months ended March 31, 2001 were $237 million, an increase of $165 million, or 230%, over the first quarter of 2000. The Mirage properties generated room revenues of $158 million in the 2001 quarter, and the MGM properties achieved an increase of $7 million, or 10%, to $79 million. This increase was generated at MGM Grand Las Vegas and New York-New York. MGM Grand Las Vegas achieved a 13% increase in room revenues, resulting principally from an 11% growth in average daily rate. Occupancy and average daily rate each grew at New York-New York, resulting in a 9% increase in room revenues.

    Consolidated food and beverage, entertainment, retail and other revenues were $353 million for the first quarter of 2001, an increase of $253 million, or 253%, over the prior-year first quarter. The addition of the Mirage properties accounted for $251 million of this increase. The remaining $2 million was attributable primarily to increased food and beverage revenues at MGM Grand Las Vegas.

    Consolidated operating expenses (before preopening expense, restructuring costs and corporate expense) were $822 million during the first quarter of 2001, an increase of $502 million, or 157%, over the $320 million recorded in the first quarter of 2000. The Mirage properties generated $513 of operating expenses, while operating expenses at the MGM properties declined by $11 million, or 3%, to $309 million. The expense reduction at the MGM properties was principally the result of lower expenses at MGM Grand Detroit, which enabled that property to achieve an improvement in operating margin despite the decline in its operating revenues.

    Corporate expense was $11 million in the 2001 first quarter, an increase of $5 million over the first quarter of 2000. This increase was primarily attributable to the Mirage acquisition, reflecting higher corporate operating expenses related to a larger corporate structure and higher airplane costs due to the operation of two corporate airplanes in the current year compared to only one in the prior year.

    Interest expense, net of amounts capitalized, was $98 million for the first quarter of 2001, versus $22 million in the prior-year quarter. This increase reflected substantial increases both in interest cost and interest capitalized, each as a result of the Mirage acquisition. Interest cost was $122 million in the 2001 first quarter versus $24 million in the prior-year quarter, as our total debt increased from $1.31 billion at December 31, 1999 to $5.87 billion at December 31, 2000. This increase is reflective of the debt issued and assumed in connection with the Mirage acquisition. Interest capitalized increased to $24 million from the $2 million recorded in the prior-year quarter. A substantial majority of the interest capitalized in the 2001 first quarter related to development projects in the Marina area of Atlantic City, on development sites acquired in the Mirage acquisition.

Liquidity and Capital Resources

    As of March 31, 2001 and December 31, 2000, we held cash and cash equivalents of $259 million and $228 million respectively. Cash provided by operating activities for the first three months of 2001 was $217 million, compared with $72 million for the comparable period of 2000.

    Capital expenditures for the first quarter of 2001 were $65 million. These expenditures related to general property improvements at our resorts, including the recently completed convention/exhibit hall project at The Mirage, as well as pre-construction activities associated with ongoing development projects, including capitalized interest, principally in Atlantic City.

    On January 23, 2001, we issued $400 million of senior subordinated notes, which carry a coupon of 8.375% and are due on February 1, 2011. These senior subordinated notes were issued under our shelf registration statement, leaving remaining capacity of $790 million. Any future offering of securities under the shelf registration statement will only be made by means of a prospectus supplement. We repaid the remaining $461 million balance under the $1.3 million term loan during the first quarter of 2001, principally through proceeds from the senior subordinated note offering. We also reduced the outstanding balances under our other bank credit facilities by $62 million, bringing total net reductions in debt during the quarter to $119 million.

    On April 6, 2001, we entered into an amendment to our $1.0 billion revolving credit facility whereby the maturity date was extended to April 5, 2002 and the lending commitment was reduced to $800 million.

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
4
Indenture, dated as of January 23, 2001, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and United States Trust Company of New York, as trustee. Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed on January 23, 2001.
	10.1	Casino Operator's Agreement, dated March 12, 2001, between Timothy Denney Baldwin, Minister for Racing, Gaming and Licensing, Diamond Leisure Pty. Limited and MGM Grand Australia Pty Ltd.
10.2
Amended and Restated 364-Day Loan Agreement, dated as of April 6, 2001, among the Company, as Borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks, Syndication Agent, Documentation Agents and Co-Documentaton Agents therein named and Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger and Sole Book Manager.
10.3
Third Amendment Agreement, dated as of April 6, 2001, among the Company, as Borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks therein named and Bank of America, N.A., as Administrative Agent.
(b)	Reports on Form 8-K.
The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2001.
	1.	Current Report on Form 8-K, dated January 18, 2001, filed by the Company on January 23, 2001 in which events under Item 5, Other Events and Item 7, Financial Statements and Exhibits were reported.
	2.	Current Report on Form 8-K, dated February 7, 2001, filed by the Company on February 8, 2001 in which events under Item 5, Other Events were reported.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE
Date: May 11, 2001	By:	/s/ J. TERRENCE LANNI J. Terrence Lanni Chairman and Chief Executive Officer (Principal Executive Officer)
Date: May 11, 2001	By:	/s/ JAMES J. MURREN James J. Murren President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

FORM 10-Q
MGM MIRAGE AND SUBSIDIARIES FORM 10-Q I N D E X
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES