Form 10-Q
period 2001-06-30
MGM MIRAGE
filed 2001-08-14
CIK 789570

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-16760

MGM MIRAGE
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	88-0215232 (IRS Employer Identification No.)

3600 Las Vegas Boulevard South, Las Vegas, Nevada 89109
(Address of principal executive offices - Zip Code)

(702) 693-7120
(Registrant's telephone number, including area code)

Not Applicable
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2001
Common Stock, $.01 par value	159,494,454 shares

MGM MIRAGE AND SUBSIDIARIES

FORM 10-Q

I N D E X

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at June 30, 2001 and December 31, 2000	1
	Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2001 and June 30, 2000	2
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and June 30, 2000	3
	Condensed Notes to Consolidated Financial Statements	4-13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
PART II. OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	17
SIGNATURES		19

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$214,866	$227,968
Accounts receivable, net	188,693	236,650
Inventories	87,239	86,279
Income tax receivable	8,743	11,264
Deferred income taxes	129,108	162,934
Prepaid expenses and other	62,211	70,549

Total current assets	690,860	795,644

Property and equipment, net	8,913,647	9,064,233
Other assets
Investment in unconsolidated affiliates	590,670	522,422
Excess of purchase price over fair market value of net assets acquired, net	104,401	54,281
Deposits and other assets, net	250,859	298,021

Total other assets	945,930	874,724

	$10,550,437	$10,734,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$57,659	$65,317
Current portion of long-term debt	229,264	521,308
Accrued interest on long-term debt	84,719	77,738
Other accrued liabilities	536,261	568,842

Total current liabilities	907,903	1,233,205

Deferred income taxes	1,721,126	1,730,158
Long-term debt	5,324,551	5,348,320
Other long-term obligations	50,627	40,473
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value: authorized 300,000,000 shares; issued 163,455,434 and 163,189,205 shares; outstanding 159,396,434 and 159,130,205 shares	1,635	1,632
Capital in excess of par value	2,046,458	2,041,820
Treasury stock, at cost (4,059,000 shares)	(83,683)	(83,683)
Retained earnings	588,436	427,956
Other comprehensive loss	(6,616)	(5,280)

Total stockholders' equity	2,546,230	2,382,445

	$10,550,437	$10,734,601

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues
Casino	$549,685	$355,370	$1,124,433	$640,310
Rooms	231,356	117,445	466,369	187,648
Food and beverage	190,553	94,386	382,114	150,216
Entertainment, retail and other	169,101	84,046	332,649	129,649
Income from unconsolidated affiliate	9,809	2,740	21,360	2,740

	1,150,504	653,987	2,326,925	1,110,563
Less: promotional allowances	98,828	50,474	206,477	83,768

	1,051,676	603,513	2,120,448	1,026,795

Expenses
Casino	276,374	163,444	571,559	297,824
Rooms	64,307	35,928	125,111	58,419
Food and beverage	110,464	57,620	214,197	85,994
Entertainment, retail and other	106,455	52,444	211,738	77,721
Provision for doubtful accounts	17,088	7,967	31,737	13,241
General and administrative	152,161	87,009	297,669	149,803
Preopening expenses and other	1,105	1,190	1,980	2,199
Restructuring costs	—	18,040	—	23,519
Write-downs and impairments	—	102,225	—	102,225
Depreciation and amortization	97,394	59,337	193,337	99,520

	825,348	585,204	1,647,328	910,465

Operating profit	226,328	18,309	473,120	116,330
Corporate expense	10,375	7,107	21,199	12,686

Operating income	215,953	11,202	451,921	103,644

Non-operating income (expense):
Interest income	1,748	6,962	3,780	7,725
Interest expense, net	(92,476)	(47,369)	(190,012)	(69,460)
Interest expense from unconsolidated affiliate	(693)	(273)	(1,510)	(273)
Other, net	(326)	(350)	(1,471)	(512)

	(91,747)	(41,030)	(189,213)	(62,520)

Income (loss) before income taxes and extraordinary item	124,206	(29,828)	262,708	41,124
Benefit (provision) for income taxes	(47,620)	11,567	(101,450)	(15,080)

Income (loss) before extraordinary item	76,586	(18,261)	161,258	26,044
Extraordinary item—loss on early extinguishment of debt, net of income tax benefit of $419 in 2001 and $462 in 2000	—	(733)	(778)	(733)

Net income (loss)	$76,586	$(18,994)	$160,480	$25,311

Net income (loss)	$76,586	$(18,994)	$160,480	$25,311
Currency translation adjustment	1,100	582	(2,110)	(324)
Derivative gain from unconsolidated affiliate	774	—	774	—

Comprehensive income (loss)	$78,460	$(18,412)	$159,144	$24,987

Basic income per share of common stock
Income (loss) before extraordinary item	$0.48	$(0.13)	$1.01	$0.20
Extraordinary item, net	—	—	—	(0.01)

Net income (loss) per share	$0.48	$(0.13)	$1.01	$0.19

Diluted income per share of common stock
Income (loss) before extraordinary item	$0.47	$(0.13)	$0.99	$0.20
Extraordinary item, net	—	—	—	(0.01)

Net income (loss) per share	$0.47	$(0.13)	$0.99	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities
Net income	$160,480	$25,311
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	193,337	99,520
Amortization of debt discount and issuance costs	17,159	5,661
Provision for doubtful accounts	31,737	13,241
Loss on early extinguishment of debt	1,197	1,195
Restructuring costs	—	23,519
Write-down and impairments	—	102,225
Income from unconsolidated affiliate	(19,850)	(2,467)
Distributions from unconsolidated affiliate	22,500	4,000
Deferred income taxes	59,249	(3,913)
Change in assets and liabilities
Accounts receivable	11,565	32,465
Inventories	(1,417)	5,574
Income taxes receivable and payable	2,521	(11,570)
Prepaid expenses	8,530	5,421
Accounts payable, accrued liabilities and other	(37,605)	(15,250)

Net cash provided by operating activities	449,403	284,932

Cash flows from investing activities
Purchase of property and equipment	(144,013)	(125,068)
Acquisition of Mirage Resorts, Incorporated, net	—	(5,315,466)
Disposition of property and equipment	12,193	50,112
Change in construction payable	464	(4,927)
Other	(7,449)	(39,053)

Net cash used in investing activities	(138,805)	(5,434,402)

Cash flows from financing activities
Net borrowing (repayment) under bank facilities	(715,489)	3,426,339
Issuance of long term debt	400,000	701,322
Debt issuance costs	(5,993)	(67,131)
Sale of treasury stock	—	422,141
Cash dividend paid	—	(11,338)
Issuance of common stock	6,094	768,003
Other	(8,312)	—

Net cash provided by (used in) financing activities	(323,700)	5,239,336

Cash and cash equivalents
Net increase (decrease) for the period	(13,102)	89,866
Balance, beginning period	227,968	121,522

Balance, end of period	$214,866	$211,388

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$165,872	$76,900
State and federal income taxes paid	25,771	28,300

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1— ORGANIZATION AND BASIS OF PRESENTATION

    MGM MIRAGE (the "Company"), formerly known as MGM Grand, Inc., is a Delaware corporation, incorporated on January 29, 1986. As of June 30, 2001, approximately 57.2% of the outstanding shares of the Company's common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian.

    On May 31, 2000, the Company completed the acquisition (the "Mirage Acquisition") of Mirage Resorts, Incorporated ("Mirage") (see Note 2). Mirage, through wholly owned subsidiaries, owns and operates the following hotel, casino and entertainment resorts: Bellagio, a European-style luxury resort; The Mirage, a tropically-themed destination resort; Treasure Island at The Mirage, a Caribbean-themed hotel and casino resort; and the Holiday Inn® Casino Boardwalk, all of which are located on the Las Vegas Strip. Mirage owns a 50% interest in the joint venture that owns and operates the Monte Carlo Resort & Casino, a palatial-style hotel and casino also located on the Las Vegas Strip. Mirage owns and operates Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip properties. Mirage also owns and operates the Golden Nugget, a hotel and casino in downtown Las Vegas, the Golden Nugget-Laughlin, located in Laughlin, Nevada, and Beau Rivage, a beachfront resort located in Biloxi, Mississippi.

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

    The Company, through its wholly owned subsidiary, MGM Grand Detroit, Inc., and its local partners formed MGM Grand Detroit, LLC, to develop a hotel, casino and entertainment complex in Detroit, Michigan. On July 29, 1999, MGM Grand Detroit, LLC commenced gaming operations in an interim facility located directly off of the John C. Lodge Expressway in downtown Detroit.

    A limited liability company owned 50-50 with Boyd Gaming Corporation is developing the Borgata, a hotel and casino resort on 27 acres in the Marina area of Atlantic City, New Jersey. The Company also owns approximately 95 acres adjacent to the Borgata site which is available for future development.

    Through its wholly owned subsidiary, MGM Grand Australia Pty Ltd., the Company owns and operates the MGM Grand Hotel and Casino in Darwin, Australia ("MGM Grand Australia"), which is located on 18 acres of beachfront property on the north central coast of Australia.

    Through its wholly owned subsidiary, MGM Grand South Africa, Inc., the Company manages two permanent casinos and one interim casino in two provinces of the Republic of South Africa. The Company managed an interim facility in Nelspruit from October 15, 1997 to November 17, 1999, at which time a permanent casino began operations and the temporary operations ceased. The interim casino in Witbank began operations on March 10, 1998, and the interim casino in Johannesburg operated from September 28, 1998 through November 26, 2000, at which time the permanent facility, the Montecasino, began operations and the temporary operations ceased. The Company receives management fees from its partner, Tsogo Sun Gaming & Entertainment ("Tsogo Sun"), which is responsible for providing all project costs. Tsogo Sun has been granted additional licenses for Durban and East London, and the Company anticipates an interim casino will be opened in East London in late 2001.

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

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2001, and the results of its operations for the three and six month periods ended June 30, 2001 and 2000. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

    Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation, which have no effect on previously reported net income. In addition, the accompanying financial statements reflect certain adjustments to amounts related to other comprehensive income. The adjustments reduce previously reported comprehensive income by $0.4 million and $5.1 million, respectively, for the three and six months ended June 30, 2000, but have no effect on previously reported net income.

NOTE 2—MIRAGE ACQUISITION

    On May 31, 2000, the Company completed the Mirage Acquisition whereby Mirage shareholders received $21 per share in cash. The acquisition had a total equity value of approximately $4.4 billion. In addition, the Company assumed approximately $2.0 billion of Mirage's outstanding debt, of which approximately $1.0 billion was refinanced and $950 million remains outstanding. The transaction was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The estimated fair value of assets acquired and liabilities assumed (net of the debt refinanced at the time of the acquisition) were $8.0 billion and $2.7 billion, respectively. The operating results for Mirage are included in the Consolidated Statements of Operations from the date of acquisition.

    The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Mirage Acquisition had occurred on January 1, 2000:

Six months ended June 30,	2000
(In thousands, except per share amounts)
Net Revenues	$2,083,632

Operating Income	$277,296

Net Income	$47,477

Basic Earnings per Share	$0.30

Weighted Average Basic Shares Outstanding	158,888

Diluted Earnings per Share	$0.29

Weighted Average Diluted Shares Outstanding	161,237

    This unaudited pro forma consolidated financial information is not necessarily indicative of what the Company's actual results would have been had the acquisition been completed on January 1, 2000, or of future results.

NOTE 3—LONG-TERM DEBT

    Long-term debt consisted of the following:

	June 30, 2001	December 31, 2000
	(In thousands)
$2.0 Billion Revolving Credit Facility	$1,928,000	$1,634,500
$1.3 Billion Term Loan	—	461,000
$800 Million (Previously $1.0 Billion) Revolving Credit Facility	290,000	810,000
$300 Million 6.95% Senior Notes, due 2005, net	293,220	296,568
$200 Million 6.875% Senior Notes, due 2008, net	198,068	197,922
$200 Million 6.625% Senior Notes, due 2005, net	180,775	181,442
$250 Million 7.25% Senior Notes, due 2006, net	226,960	225,313
$200 Million 6.75% Senior Notes, due 2007, net	174,608	173,093
$200 Million 6.75% Senior Notes, due 2008, net	172,901	171,446
$100 Million 7.25% Senior Debentures, due 2017, net	79,709	79,450
$710 Million 9.75% Senior Subordinated Notes, due 2007, net	702,577	701,949
$850 Million 8.50% Senior Notes, due 2010, net	845,356	845,103
$400 Million 8.375% Senior Subordinated Notes, due 2011	400,000	—
MGM Grand Detroit, LLC Credit Facility, due 2003	40,000	65,000
Australian Bank Facility, due 2004 (U.S.$)	20,339	25,468
Other Notes	1,302	1,374

	5,553,815	5,869,628
Less Current Portion	(229,264)	(521,308)

	$5,324,551	$5,348,320

    Total interest incurred for the three month periods ended June 30, 2001 and 2000 was $112 million and $61 million, respectively, of which $20 million and $14 million, respectively, was capitalized. Total interest incurred for the six month periods ended June 30, 2001 and 2000 was $233 million and $85 million, respectively, of which $43 million and $16 million, respectively, was capitalized.

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

    The Company attempts to limit its exposure to interest rate risk by managing the mix of its long-term fixed rate borrowings and short-term borrowings under its bank credit facilities and commercial paper program. Since the Mirage Acquisition was completed on May 31, 2000, the Company has issued $1.25 billion of long-term fixed rate debt and repaid $2.10 billion of bank credit facility borrowings. As a result, as of June 30, 2001, long-term fixed rate borrowings represented approximately 60% of the Company's total borrowings. During June 2001, the Company entered into interest rate swap agreements designated as fair value hedges of its $500 million of fixed rate debt due in 2005. Under the terms of these agreements, the Company makes payments based on specified spreads over six-months LIBOR, and receives payments equal to the interest payments due on the fixed rate debt. Giving effect to these agreements, the Company's fixed rate and floating rate borrowings each represent approximately 50% of total borrowings.

    The interest rate swap agreements qualify for the "shortcut" method allowed under Statement of Financial Accounting Standards No. 133, which allows an assumption of no ineffectiveness in the hedging relationship. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instruments is recorded as an asset or liability on the Company's balance sheet, with an offsetting adjustment to the carrying value of the related debt. Other long-term obligations on the accompanying June 30, 2001 balance sheet include approximately $6 million representing the fair value of the interest rate swap agreements at that date, with a corresponding aggregate reduction in the carrying value of the Company's 6.95% and 6.625% senior notes due in 2005.

NOTE 4—INCOME PER SHARE OF COMMON STOCK

    The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months		Six Months
For the periods ended June 30,
	2001	2000	2001	2000
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	159,340	150,184	159,280	131,399
Potential dilution from the assumed exercise of common stock options	2,313	—	2,209	2,349

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	161,653	150,184	161,489	133,748

NOTE 5—CONSOLIDATING CONDENSED FINANCIAL INFORMATION

    The Company's subsidiaries (excluding MGM Grand Detroit, LLC and the Company's non-U.S. subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the $2.0 billion and $800 million revolving credit facilities, the senior notes and debentures and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of June 30, 2001 and December 31, 2000 and for the three and six month periods ended June 30, 2001 and 2000 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of June 30, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$25,616	$538,333	$42,154	$84,757	$690,860
Property and equipment, net	11,638	8,730,804	183,177	(11,972)	8,913,647
Investment in subsidiaries	6,986,472	108,076	—	(7,094,548)	—
Investment in unconsolidated affiliates	127,902	804,933	—	(342,165)	590,670
Intercompany notes	380,393	(380,393)	—	—	—
Other non-current assets	48,687	279,419	27,154	—	355,260

	$7,580,708	$10,081,172	$252,485	$(7,363,928)	$10,550,437

Current liabilities	$442,447	$620,035	$38,784	$(193,363)	$907,903
Deferred income taxes	153,967	1,486,849	2,861	77,449	1,721,126
Long-term debt	4,434,296	836,042	54,213	—	5,324,551
Other non-current liabilities	3,768	46,223	636	—	50,627
Stockholders' equity	2,546,230	7,092,023	155,991	(7,248,014)	2,546,230

	$7,580,708	$10,081,172	$252,485	$(7,363,928)	$10,550,437

	As of December 31, 2000
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$135,645	$680,020	$67,237	$(87,258)	$795,644
Property and equipment, net	12,459	8,892,985	170,761	(11,972)	9,064,233
Investment in subsidiaries	6,568,338	66,355	—	(6,634,693)	—
Investment in unconsolidated affiliates	127,902	736,685	—	(342,165)	522,422
Intercompany notes	762,209	(762,209)	—	—	—
Other non-current assets	53,903	268,548	29,851	—	352,302

	$7,660,456	$9,882,384	$267,849	$(7,076,088)	$10,734,601

Current liabilities	$747,026	$788,396	$71,181	$(373,398)	$1,233,205
Deferred income taxes	98,368	1,521,304	3,949	106,537	1,730,158
Long-term debt	4,432,617	831,903	83,800	—	5,348,320
Other non-current liabilities	—	39,775	698	—	40,473
Stockholders' equity	2,382,445	6,701,006	108,221	(6,809,227)	2,382,445

	$7,660,456	$9,882,384	$267,849	$(7,076,088)	$10,734,601

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended June 30, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$954,628	$97,048	$—	$1,051,676
Equity in subsidiaries' earnings	193,464	16,771	—	(210,235)	—
Expenses:
Casino and hotel operations	—	511,723	45,877	—	557,600
Provision for doubtful accounts	—	16,888	200	—	17,088
General and administrative	—	139,805	12,356	—	152,161
Depreciation and amortization	261	90,092	7,041	—	97,394
Preopening expenses and other non-recurring expenses	—	1,005	100	—	1,105
Restructuring costs	—	—	—	—	—
Write-down and impairments	—	—	—	—	—
Corporate expense	3,077	7,298	—	—	10,375

	3,338	766,811	65,574	—	835,723

Operating income	190,126	204,588	31,474	(210,235)	215,953
Interest expense, net	(73,410)	(13,355)	(4,656)	—	(91,421)
Other, net	2	(398)	70	—	(326)

Income before income taxes	116,718	190,835	26,888	(210,235)	124,206
Provision for income taxes	(40,132)	—	(7,488)	—	(47,620)

Net income	$76,586	$190,835	$19,400	$(210,235)	$76,586

	For the Three Months Ended June 30, 2000
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$493,600	$109,913	$—	$603,513
Equity in subsidiaries' earnings	31,884	23,917	—	(55,801)	—
Expenses:
Casino and hotel operations	—	260,252	48,985	199	309,436
Provision for doubtful accounts	—	7,617	350	—	7,967
General and administrative	—	75,303	11,905	(199)	87,009
Depreciation and amortization	146	49,540	9,829	(178)	59,337
Preopening expenses and other non-recurring expenses	—	591	599	—	1,190
Restructuring costs	159	17,618	263	—	18,040
Write-down and impairments	26,444	72,058	3,723	—	102,225
Corporate expense	5,511	1,507	—	89	7,107

	32,260	484,486	75,654	(89)	592,311

Operating income	(376)	33,031	34,259	(55,712)	11,202
Interest expense, net	(30,248)	(3,210)	(7,222)	—	(40,680)
Other, net	—	(350)	—	—	(350)

Income (loss) before income taxes and extraordinary item	(30,624)	29,471	27,037	(55,712)	(29,828)
Benefit (provision) for income taxes	12,363	(16)	(780)	—	11,567

Income (loss) before extraordinary item	(18,261)	29,455	26,257	(55,712)	(18,261)
Extraordinary item	(733)	—	—	—	(733)

Net income (loss)	$(18,994)	$29,455	$26,257	$(55,712)	$(18,994)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Six Months Ended June 30, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,926,577	$193,871	$—	$2,120,448
Equity in subsidiaries' earnings	414,996	42,674	—	(457,670)	—
Expenses:
Casino and hotel operations	—	1,031,191	91,414	—	1,122,605
Provision for doubtful accounts	—	31,308	429	—	31,737
General and administrative	—	274,839	22,830	—	297,669
Depreciation and amortization	504	179,054	13,779	—	193,337
Preopening expenses and other non-recurring expenses	—	1,880	100	—	1,980
Restructuring costs	—	—	—	—	—
Write-down and impairments	—	—	—	—	—
Corporate expense	9,046	12,153	—	—	21,199

	9,550	1,530,425	128,552	—	1,668,527

Operating income	405,446	438,826	65,319	(457,670)	451,921
Interest expense, net	(151,084)	(26,771)	(9,887)	—	(187,742)
Other, net	297	(1,768)	—	—	(1,471)

Income before income taxes and
extraordinary item	254,659	410,287	55,432	(457,670)	262,708
Provision for income taxes	(93,401)	7	(8,056)	—	(101,450)

Income before extraordinary item	161,258	410,294	47,376	(457,670)	161,258
Extraordinary item	(778)	—	—	—	(778)

Net income	$160,480	$410,294	$47,376	$(457,670)	$160,480

	For the Six Months Ended June 30, 2000
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$806,696	$220,099	$—	$1,026,795
Equity in subsidiaries' earnings	110,279	42,368	—	(152,647)	—
Expenses:
Casino and hotel operations	—	417,845	102,113	—	519,958
Provision for doubtful accounts	—	12,418	823	—	13,241
General and administrative	—	121,760	28,043	—	149,803
Depreciation and amortization	389	79,965	19,344	(178)	99,520
Preopening expenses and other non-recurring expenses	—	971	1,228	—	2,199
Restructuring costs	159	21,515	1,845	—	23,519
Write-down and impairments	26,444	72,058	3,723	—	102,225
Corporate expense	11,178	1,508	—	—	12,686

	38,170	728,040	157,119	(178)	923,151

Operating income	72,109	121,024	62,980	(152,469)	103,644
Interest expense, net	(32,442)	(14,697)	(14,869)	—	(62,008)
Other, net	(13)	(499)	—	—	(512)

Income before income taxes and
extraordinary item	39,654	105,828	48,111	(152,469)	41,124
Provision for income taxes	(13,610)	(16)	(1,454)	—	(15,080)

Income before extraordinary item	26,044	105,812	46,657	(152,469)	26,044
Extraordinary item	(733)	—	—	—	(733)

Net income	$25,311	$105,812	$46,657	$(152,469)	$25,311

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Six Months Ended June 30, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(175,238)	$565,731	$59,110	$(200)	$449,403
Net cash provided by (used in) investing activities	513	(111,205)	(27,934)	(179)	(138,805)
Net cash provided by (used in) financing activities	194,775	(483,370)	(35,484)	379	(323,700)

	For the Six Months Ended June 30, 2000
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(72,602)	$150,863	$68,342	$138,329	$284,932
Net cash provided by (used in) investing activities	(5,164,752)	27,371	(16,817)	(280,204)	(5,434,402)
Net cash provided by (used in) financing activities	5,387,174	(233,072)	(56,641)	141,875	5,239,336

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter versus Quarter

    The May 31, 2000 acquisition of Mirage has had a significant impact on our operating results. The acquisition added four wholly owned and one joint venture resort on the Las Vegas Strip, as well as resorts in downtown Las Vegas and Laughlin, Nevada and Biloxi, Mississippi. Net revenues for the three months ended June 30, 2001 totaled $1.05 billion, an increase of $448 million, or 74%, over the prior-year second quarter. The Mirage properties generated net revenues of $648 million, an increase of $460 million versus their one-month results in 2000, while same store net revenues at the MGM properties declined by $12 million, or 3%, to $403 million.

    The decrease in revenues at the MGM properties was concentrated in the casino area. Consolidated casino revenues for the second quarter of 2001 were $550 million, an increase of $194 million, or 55%, over the prior-year second quarter. The Mirage properties generated casino revenues of $297 million in the 2001 quarter, an increase of $209 million over their one-month results in 2000, while casino revenues at the MGM properties declined by $15 million, or 6%, to $253 million. This decline was principally the result of declines of $11 million at MGM Grand Detroit and $8 million at the Primm Properties, offset in part by an increase of $5 million at MGM Grand Las Vegas. The decline at MGM Grand Detroit resulted from decreased gaming volumes, as a competitor opened the third and final Detroit casino in November 2000. The decrease at the Primm Properties was also attributable to reduced gaming volumes, reflecting increased competition from Native American casinos, as well as higher gasoline and utility costs in California. The increase in casino revenues at MGM Grand Las Vegas resulted from increases in both table games and slot volumes.

    Consolidated room revenues for the three months ended June 30, 2001 were $231 million, an increase of $114 million, or 97%, over the second quarter of 2000. Room revenues at the Mirage properties during the second quarter of 2001 totaled $156 million, an increase of $110 million over the one-month result from 2000. The remainder of the increase was attained at MGM Grand Las Vegas, which achieved a 9% increase in room revenues, from $49 million in the second quarter of 2000 to $53 million in the current-year quarter. This increase resulted from a 6% increase in available rooms, as a room remodeling project had been ongoing during the prior-year quarter, coupled with a 3% increase in revenue per available room.

    Consolidated food and beverage, entertainment, retail and other revenues were $360 million for the second quarter of 2001, an increase of $181 million, or 102%, over the prior-year second quarter. The Mirage properties contributed $179 million of this increase, as revenues were $252 million for the second quarter of 2001 versus $73 million for the one-month period in 2000. The remainder of the increase was attributable to increased food and beverage revenues at MGM Grand Las Vegas.

    Consolidated operating expenses (before preopening expense, restructuring costs, write-downs and impairments and corporate expense) were $824 million for the three months ended June 30, 2001, an increase of $360 million, or 78%, over the $464 million reported in the prior-year quarter. The Mirage properties generated $354 million of this increase, with $513 million of current-period costs versus $159 million in the one-month period in 2000. The MGM properties incurred a $6 million increase in operating expenses despite the $12 million decrease in net revenues. This decline in margins occurred principally at the Primm Properties and New York-New York, and reflected intensified competitive conditions as well as a significant increase in energy costs.

    Corporate expense was $10 million in the 2001 second quarter versus $7 million in the prior-year quarter. This increase was primarily attributable to the Mirage acquisition, reflecting higher corporate operating expenses related to a larger corporate structure and higher airplane costs due to the operation of two corporate airplanes in the current period compared to only one prior to the Mirage acquisition.

    Interest expense, net of amounts capitalized, was $92 million for the second quarter of 2001, versus $47 million in the prior-year quarter. This increase was primarily due to the higher debt levels attributable to the financing of the Mirage acquisition, offset in part by a significant reduction in interest rates on borrowings under our bank credit facilities and a $6 million increase in interest capitalized, principally relating to development sites acquired in the Mirage acquisition.

Six Months versus Six Months

    Net revenues for the six months ended June 30, 2001 totaled $2.12 billion, an increase of $1.09 billion, or 107%, over the comparable prior-year period. The Mirage properties generated net revenues of $1.33 billion, an increase of $1.14 billion versus their one-month results in 2000, while same store net revenues at the MGM properties declined by $44 million, or 5%, to $795 million.

    The decrease in revenues at the MGM properties for the six-month period was concentrated in the casino area. Consolidated casino revenues for the first half of 2001 were $1.12 billion, an increase of $484 million, or 76%, over the prior-year period. The Mirage properties generated casino revenues of $627 million in the first six months of 2001, an increase of $539 million over their one-month results in 2000, while casino revenues at the MGM properties declined by $55 million, or 10%, to $498 million. This decline was principally the result of declines of $22 million, $16 million and $13 million at MGM Grand Detroit, the Primm Properties and MGM Grand Las Vegas, respectively. The decrease at the Primm Properties was attributable primarily to reduced gaming volumes, reflecting increased competition from Native American casinos, as well as higher gasoline and utility costs in California. The decline at MGM Grand Detroit also resulted from decreased gaming volumes, as a competitor opened the third and final Detroit casino in November 2000. The decrease at MGM Grand Las Vegas was entirely due to a decline in hold percentage, offset in part by higher gaming volumes.

    Consolidated room revenues for the six months ended June 30, 2001 were $466 million, an increase of $279 million, or 149%, over the first half of 2000. Room revenues at the Mirage properties during the first half of 2001 totaled $314 million, an increase of $268 million over the one-month result from 2000. The remainder of the increase was attained at MGM Grand Las Vegas and New York-New York. MGM Grand Las Vegas achieved a 10% increase in room revenue, resulting from 5% increases in available rooms and in revenue per available room. Room revenue at New York-New York increased by 5%, reflecting increases in both occupancy percentage and average daily rate.

    Consolidated food and beverage, entertainment, retail and other revenues were $715 million for the six months ended June 30, 2001, an increase of $435 million, or 155%, over the first half of 2000. The Mirage properties contributed $430 million of this increase, as revenues were $503 million for the six-month period in 2001 versus $73 million for the one-month period in 2000. The remainder of the increase was attributable to increased food and beverage revenues at MGM Grand Las Vegas.

    Consolidated operating expenses (before preopening expense, restructuring costs, write-downs and impairments and corporate expense) were $1.65 billion for the six months ended June 30, 2001, an increase of $863 million, or 110%, over the $783 million reported in the prior-year quarter. The Mirage properties generated an $867 million increase in operating expenses, with $1.03 billion of current-period costs versus $159 million in the one-month period in 2000, while operating costs at the MGM properties declined by $4 million, or 1%. As noted above, operating revenues at the MGM properties declined by 5% over the comparable six-month period in 2000. As discussed previously, intensified competitive conditions and increased energy costs were the principal reasons the decline in costs did not match the decline in revenues.

    The Mirage acquisition resulted in corporate expense increasing from $13 million for the six months ended June 30, 2000 to $21 million for the first half of 2001.

    Interest expense, net of amounts capitalized, was $190 million for the first six months of 2001, versus $69 million in the prior-year period. This increase reflected substantial increases both in interest cost and interest capitalized, each as a result of the Mirage acquisition. Interest cost increased due to the higher debt levels attributable to the financing of the Mirage acquisition, offset in part by a significant reduction in interest rates on borrowings under our bank credit facilities. Interest capitalized increased primarily as the result of capitalization of interest on development projects in the Marina area of Atlantic City, on development sites acquired in the Mirage acquisition.

Liquidity and Capital Resources

    As of June 30, 2001 and December 31, 2000, we held cash and cash equivalents of $215 million and $228 million respectively. Cash provided by operating activities for the first six months of 2001 was $449 million, compared with $285 million for the comparable period of 2000.

    Capital expenditures for the first half of 2001 were $144 million. These expenditures related to general property improvements at our resorts, as well as pre-construction activities associated with ongoing development projects, including capitalized interest, principally in Atlantic City.

    On January 23, 2001, we issued $400 million of senior subordinated notes, which carry a coupon of 8.375% and are due on February 1, 2011. These senior subordinated notes were issued under our shelf registration statement, leaving remaining capacity of $790 million. Any future offering of securities under the shelf registration statement will only be made by means of a prospectus supplement. We repaid the remaining $461 million balance under the $1.3 billion term loan during the first quarter of 2001, principally through proceeds from the senior subordinated note offering. We also reduced the outstanding balances under our other bank credit facilities by $257 million during the first half of 2001, bringing total net reductions in the face value of debt during the six-month period to $318 million.

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

Market Risk

    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate borrowings and short-term borrowings under our bank credit facilities and commercial paper program. Since the Mirage Acquisition was completed on May 31, 2000, we have issued $1.25 billion of long-term fixed rate debt and repaid $2.10 billion of bank credit facility borrowings. As a result, as of June 30, 2001, long-term fixed rate borrowings represented approximately 60% of our total borrowings. During June 2001, we entered into interest rate swap agreements designated as fair value hedges of our $500 million principal amount of fixed rate debt due in 2005. Under the terms of these agreements, we make payments based on specified spreads over six-month LIBOR, and receive payments equal to the interest payments due on the fixed rate debt. Giving effect to these agreements, our fixed rate and floating rate borrowings each represent approximately 50% of total borrowings.

    The following table provides information about our interest rate swaps as of June 30, 2001:

Maturity Date	February 1, 2005
Notional Value	$500 million
Estimated Fair Value	$(6) million
Average Pay Rate	5.36%
Average Receive Rate	6.82%

Recently Issued Accounting Standards

    Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. The statement provides that goodwill will no longer be amortized effective January 1, 2002, but will instead be reviewed for impairment at least annually.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    We incorporate by reference the information appearing under "Market Risk" in Item 2 of this Form 10-Q.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

  (a)
  The Company's 2001 Annual Meeting of Stockholders was held on May 1, 2001.

  (c)
  At the Annual Meeting, the following individuals were elected to serve one-year terms as members of the Board of Directors:

Name	Shares Voted For	Shares Withheld
James D. Aljian	142,029,043	5,996,228
Robert H. Baldwin	142,175,846	5,849,425
Fred Benninger	147,903,958	121,313
Terry Christensen	147,905,006	120,265
Glenn A. Cramer	147,956,131	69,140
Willie D. Davis	147,954,963	70,308
Alexander M. Haig, Jr.	147,898,712	126,559
Gary N. Jacobs	140,566,379	7,458,892
Kirk Kerkorian	140,563,658	7,461,613
J. Terrence Lanni	140,562,679	7,462,592
George J. Mason	147,898,850	126,421
James J. Murren	147,905,229	120,042
Ronald M. Popeil	147,955,813	69,458
John T. Redmond	140,563,913	7,461,358
Walter M. Sharp	147,956,101	69,170
Daniel M. Wade	140,882,922	7,142,349
Daniel B. Wayson	147,954,902	70,369
Melvin B. Wolzinger	147,956,091	69,180
Alex Yemenidjian	147,903,979	121,292
Jerome B. York	147,955,985	69,286

    Additionally, at the Annual Meeting the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 2001 was ratified, by a vote of 147,954,145 shares in favor, 73,228 shares opposed and 5,162 shares abstaining.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE
Date: August 13, 2001	By:	/s/ J. TERRENCE LANNI J. Terrence Lanni Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 13, 2001	By:	/s/ JAMES J. MURREN James J. Murren President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

FORM 10-Q
MGM MIRAGE AND SUBSIDIARIES FORM 10-Q I N D E X
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MGM MIRAGE AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
MGM MIRAGE AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
MGM MIRAGE AND SUBIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
MGM MIRAGE AND SUBSIDIARIES CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
SIGNATURES