Form 10-Q
period 2001-09-30
MGM MIRAGE
filed 2001-11-14
CIK 789570

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2001
Common Stock, $.01 par value	157,305,654 shares

MGM MIRAGE AND SUBSIDIARIES

FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2001 and December 31, 2000	1
	Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2001 and September 30, 2000	2
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and September 30, 2000	3
	Condensed Notes to Consolidated Financial Statements	4-12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 6.	Exhibits and Reports on Form 8-K	17
SIGNATURES		18

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$133,440	$227,968
Accounts receivable, net	145,103	236,650
Inventories	87,756	86,279
Income tax receivable	22,151	11,264
Deferred income taxes	146,677	162,934
Prepaid expenses and other	81,127	70,549

Total current assets	616,254	795,644

Property and equipment, net	8,892,797	9,064,233
Other assets
Investment in unconsolidated affiliates	603,927	522,422
Goodwill, net	102,922	54,281
Deposits and other assets, net	214,587	298,021

Total other assets	921,436	874,724

	$10,430,487	$10,734,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$66,038	$65,317
Current portion of long-term debt	142,946	521,308
Accrued interest on long-term debt	60,685	77,738
Other accrued liabilities	564,216	568,842

Total current liabilities	833,885	1,233,205

Deferred income taxes	1,737,845	1,730,158
Long-term debt	5,331,899	5,348,320
Other long-term obligations	43,910	40,473
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value: authorized 300,000,000 shares; issued 163,578,954 and 163,189,205 shares; outstanding 157,289,254 and 159,130,205 shares	1,636	1,632
Capital in excess of par value	2,047,779	2,041,820
Treasury stock, at cost (6,289,700 and 4,059,000 shares)	(129,399)	(83,683)
Retained earnings	574,083	427,956
Other comprehensive loss	(11,151)	(5,280)

Total stockholders' equity	2,482,948	2,382,445

	$10,430,487	$10,734,601

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues
Casino	$551,698	$571,529	$1,676,131	$1,211,839
Rooms	196,243	210,693	662,612	398,341
Food and beverage	174,272	182,600	556,386	332,816
Entertainment, retail and other	164,310	176,233	496,959	305,882
Income from unconsolidated affiliate	8,909	9,014	30,269	11,754

	1,095,432	1,150,069	3,422,357	2,260,632
Less: promotional allowances	102,543	101,373	309,020	185,141

	992,889	1,048,696	3,113,337	2,075,491

Expenses
Casino	288,049	268,549	859,608	566,373
Rooms	61,237	63,783	186,348	122,202
Food and beverage	105,742	110,376	319,939	196,370
Entertainment, retail and other	117,225	111,088	328,963	188,809
Provision for doubtful accounts	27,008	10,666	58,745	23,907
General and administrative	157,127	148,277	454,796	298,080
Preopening expenses and other	1,091	1,609	3,071	3,808
Restructuring costs	19,896	—	19,896	23,519
Write-downs and impairments	47,384	—	47,384	102,225
Depreciation and amortization	98,697	97,576	292,034	197,096

	923,456	811,924	2,570,784	1,722,389

Operating profit	69,433	236,772	542,553	353,102
Corporate expense	8,408	11,949	29,607	24,635

Operating income	61,025	224,823	512,946	328,467

Non-operating income (expense)
Interest income	1,408	2,553	5,188	10,278
Interest expense, net	(84,185)	(104,876)	(274,197)	(174,336)
Interest expense from unconsolidated affiliate	(482)	(921)	(1,992)	(1,194)
Other, net	(1,440)	(182)	(2,911)	(694)

	(84,699)	(103,426)	(273,912)	(165,946)

Income (loss) before income taxes and extraordinary item	(23,674)	121,397	239,034	162,521
Benefit (provision) for income taxes	9,321	(49,283)	(92,129)	(64,363)

Income (loss) before extraordinary item	(14,353)	72,114	146,905	98,158
Extraordinary item—loss on early extinguishment of debt, net of income tax benefit of $419 in 2001 and $2,521 (three months) and $2,983 (nine months) in 2000	—	(4,683)	(778)	(5,416)

Net income (loss)	$(14,353)	$67,431	$146,127	$92,742

Net income (loss)	$(14,353)	$67,431	$146,127	$92,742
Currency translation adjustment	(1,040)	(2,213)	(3,150)	(2,537)
Derivative loss from unconsolidated affiliate	(3,495)	—	(2,721)	—

Comprehensive income (loss)	$(18,888)	$65,218	$140,256	$90,205

Basic income per share of common stock
Income (loss) before extraordinary item	$(0.09)	$0.45	$0.92	$0.70
Extraordinary item, net	—	(0.03)	—	(0.04)

Net income (loss) per share	$(0.09)	$0.42	$0.92	$0.66

Diluted income per share of common stock
Income (loss) before extraordinary item	$(0.09)	$0.45	$0.91	$0.69
Extraordinary item, net	—	(0.03)	—	(0.04)

Net income (loss) per share	$(0.09)	$0.42	$0.91	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities
Net income	$146,127	$92,742
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	292,034	197,096
Amortization of debt discount and issuance costs	23,719	19,645
Provision for doubtful accounts	58,745	23,907
Loss on early extinguishment of debt	1,197	8,399
Write-downs and impairments	47,384	102,225
Income from unconsolidated affiliate	(28,277)	(10,560)
Distributions from unconsolidated affiliate	30,500	15,000
Deferred income taxes	59,865	4,102
Change in assets and liabilities
Accounts receivable	27,884	19,339
Inventories	(2,214)	7,011
Income taxes receivable and payable	(10,887)	73,476
Prepaid expenses	(10,434)	(13,705)
Accounts payable, accrued liabilities and other	(29,985)	37,264

Net cash provided by operating activities	605,658	575,941

Cash flows from investing activities
Purchase of property and equipment	(234,259)	(232,959)
Acquisition of Mirage Resorts, Incorporated, net	—	(5,315,466)
Disposition of property and equipment	21,669	73,460
Investment in joint venture	(14,250)	—
Change in construction payable	1,114	(11,466)
Other	(12,976)	(12,532)

Net cash used in investing activities	(238,702)	(5,498,963)

Cash flows from financing activities
Net borrowing (repayment) under bank and commercial paper facilities	(817,607)	2,351,071
Issuance of long-term debt	400,000	1,546,612
Debt issuance costs	(6,055)	(73,673)
Sale of treasury stock	—	474,720
Cash dividend paid	—	(11,338)
Issuance of common stock	8,660	777,959
Repurchase of common stock	(45,716)	(52,579)
Other	(766)	—

Net cash provided by (used in) financing activities	(461,484)	5,012,772

Cash and cash equivalents
Net increase (decrease) for the period	(94,528)	89,750
Balance, beginning of period	227,968	121,522

Balance, end of period	$133,440	$211,272

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$267,531	$180,800
State and federal income taxes paid	26,039	28,700

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

    MGM MIRAGE (the "Company"), formerly known as MGM Grand, Inc., is a Delaware corporation, incorporated on January 29, 1986. As of September 30, 2001, approximately 58% of the outstanding shares of the Company's common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian.

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

    A limited liability company owned 50-50 with Boyd Gaming Corporation is developing the Borgata, a hotel and casino resort on 27 acres at Renaissance Pointe, located in the Marina area of Atlantic City, New Jersey. The Company also owns approximately 95 acres adjacent to the Borgata site which is available for future development.

    Through its wholly owned subsidiary, MGM Grand Australia Pty Ltd., the Company owns and operates the MGM Grand Hotel and Casino in Darwin, Australia ("MGM Grand Australia"), which is located on 18 acres of beachfront property on the north central coast of Australia.

    Through its wholly owned subsidiary, MGM Grand South Africa, Inc., the Company manages two permanent casinos and two interim casinos in the Republic of South Africa. The Company receives management fees from its partner, Tsogo Sun Gaming & Entertainment, which is responsible for providing all project costs. We have entered into an agreement to sell our operations in South Africa. The transaction, which is subject to regulatory approval, is expected to be completed in the first quarter of 2002.

    As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2001, and the results of its operations for the three and nine month periods ended September 30, 2001 and 2000. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

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

    The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Mirage Acquisition had occurred on January 1, 2000:

Nine months ended September 30,	2000
(In thousands, except per share amounts)
Net Revenues	$3,132,328

Operating Income	$502,119

Net Income	$114,908

Basic Earnings per Share	$0.72

Weighted Average Basic Shares Outstanding	158,874

Diluted Earnings per Share	$0.71

Weighted Average Diluted Shares Outstanding	161,551

    This unaudited pro forma consolidated financial information is not necessarily indicative of what the Company's actual results would have been had the acquisition been completed on January 1, 2000, or of future results.

NOTE 3—LONG-TERM DEBT

    Long-term debt consisted of the following:

	September 30, 2001	December 31, 2000
	(In thousands)
$2.0 Billion Revolving Credit Facility	$1,945,000	$1,634,500
$1.3 Billion Term Loan	—	461,000
$800 Million (Previously $1.0 Billion) Revolving Credit Facility	117,000	810,000
Commercial Paper Notes, net	69,363	—
MGM Grand Detroit, LLC Credit Facility, due 2003	26,000	65,000
Australian Bank Facility, due 2004	18,178	25,468
$300 Million 6.95% Senior Notes, due 2005, net	305,134	296,568
$200 Million 6.625% Senior Notes, due 2005, net	189,779	181,442
$250 Million 7.25% Senior Notes, due 2006, net	227,806	225,313
$710 Million 9.75% Senior Subordinated Notes, due 2007, net	702,890	701,949
$200 Million 6.75% Senior Notes, due 2007, net	175,396	173,093
$200 Million 6.75% Senior Notes, due 2008, net	173,658	171,446
$200 Million 6.875% Senior Notes, due 2008, net	198,142	197,922
$850 Million 8.50% Senior Notes, due 2010, net	845,483	845,103
$400 Million 8.375% Senior Subordinated Notes, due 2011	400,000	—
$100 Million 7.25% Senior Debentures, due 2017, net	79,844	79,450
Other Notes	1,172	1,374

	5,474,845	5,869,628
Less Current Portion	(142,946)	(521,308)

	$5,331,899	$5,348,320

    Total interest incurred for the three-month periods ended September 30, 2001 and 2000 was $102 million and $143 million, respectively, of which $18 million and $38 million, respectively, was capitalized. Total interest incurred for the nine-month periods ended September 30, 2001 and 2000 was $335 million and $228 million, respectively, of which $61 million and $54 million, respectively, was capitalized.

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

    The Company established a commercial paper program during 2001 that provides for the issuance, on a revolving basis, of up to $500 million outstanding principal amount of uncollateralized short-term notes. The Company is required to maintain credit availability under its revolving credit facility equal to the outstanding principal amount of commercial paper borrowings.

    The Company attempts to limit its exposure to interest rate risk by managing the mix of its long-term fixed rate borrowings and short-term borrowings under its bank credit facilities and commercial paper program. Since the Mirage Acquisition was completed on May 31, 2000, the Company has issued $1.25 billion of long-term fixed rate debt and reduced outstanding bank credit facility and commercial paper borrowings by $2.20 billion. As a result, as of September 30, 2001, long-term fixed rate borrowings represented approximately 61% of the Company's total borrowings. During June 2001, the Company entered into interest rate swap agreements designated as fair value hedges of its $500 million of fixed rate debt due in 2005. During September 2001, one of those swap agreements was terminated and replaced by a new agreement. Under the terms of these agreements, the Company makes payments based on specified spreads over six-month LIBOR, and receives payments equal to the interest payments due on the fixed rate debt. Giving effect to these agreements, the Company's fixed rate and floating rate borrowings represent approximately 48% and 52%, respectively, of total borrowings.

    The interest rate swap agreements qualify for the "shortcut" method allowed under Statement of Financial Accounting Standards No. 133, which allows an assumption of no ineffectiveness in the hedging relationship. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instruments is recorded as an asset or liability on the Company's balance sheet, with an offsetting adjustment to the carrying value of the related debt. Deposits and other assets, net on the accompanying September 30, 2001 balance sheet include approximately $5 million representing the fair value of the interest rate swap agreements at that date, with a corresponding aggregate increase in the carrying value of the Company's 6.95% and 6.625% senior notes due in 2005. The Company received a payment of approximately $8 million during September 2001 upon the termination of a swap agreement as described above. This amount was added to the carrying value of the Company's 6.95% senior notes due in 2005, and will be amortized and recorded as a reduction in interest expense over the remaining life of those notes.

NOTE 4—INCOME PER SHARE OF COMMON STOCK

    The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,
	2001	2000	2001	2000
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	159,198	158,848	159,255	140,649
Potential dilution from the assumed exercise of common stock options	—	3,519	2,169	2,677

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	159,198	162,367	161,424	143,326

NOTE 5—RESTRUCTURING COSTS

    During the first quarter of 2000, management initiated and completed a restructuring plan designed to consolidate certain general and administrative functions at New York-New York and MGM Grand Las Vegas. This restructuring resulted in a charge against earnings in the first quarter of 2000 totaling $5 million. Approximately 70 people were affected by the reductions, primarily at the Company's operating properties (excluding the Mirage Properties).

    In connection with the Mirage Acquisition, management initiated a comprehensive restructuring plan designed to reduce costs and improve efficiencies of the combined operations of the Company. This restructuring resulted in a charge against earnings in the second quarter of 2000 totaling $18 million, primarily related to the accrual of costs associated with contract terminations and staffing reductions of approximately $6 million, the buyout of various leases of approximately $11 million and other related restructuring costs of $1 million. Approximately 125 people were affected by the reductions, primarily at the Company's operating properties (excluding the Mirage Properties) relating to duplicative functions within marketing, entertainment, retail, information systems and human resources.

    Approximately $11 million of payments have been applied against the 2000 restructuring accruals, leaving a remaining unpaid balance of $12 million as of September 30, 2001. The remaining balance relates principally to the lease buyouts discussed above.

    During the third quarter of 2001, management responded to a decline in business volumes caused by the September 11 attacks by implementing cost containment strategies which included a significant reduction in payroll and a refocusing of several of our marketing programs. Approximately 6,400 employees (on a full-time equivalent basis) were laid off or terminated, resulting in a $20 million charge against earnings, primarily related to the accrual of severance pay, extended health care coverage and other related costs in connection with these personnel reductions. Substantially all of the accrued costs remained unpaid at September 30, 2001.

NOTE 6—CONSOLIDATING CONDENSED FINANCIAL INFORMATION

    The Company's subsidiaries (excluding MGM Grand Detroit, LLC and the Company's non-U.S. subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the $2.0 billion and $800 million revolving credit facilities, the senior notes and debentures and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of September 30, 2001 and December 31, 2000 and for the three and nine month periods ended September 30, 2001 and 2000 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of September 30, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$7,692	$434,225	$58,590	$115,747	$616,254
Property and equipment, net	11,664	8,715,372	177,733	(11,972)	8,892,797
Investment in subsidiaries	7,026,869	127,803	—	(7,154,672)	—
Investment in unconsolidated affiliates	127,902	818,190	—	(342,165)	603,927
Intercompany notes	184,728	(184,728)	—	—	—
Other non-current assets	46,318	244,822	26,369	—	317,509

	$7,405,173	$10,155,684	$262,692	$(7,393,062)	$10,430,487

Current liabilities	$322,802	$647,054	$43,626	$(179,597)	$833,885
Deferred income taxes	153,219	1,486,849	2,714	95,063	1,737,845
Long-term debt	4,446,204	847,439	38,256	—	5,331,899
Other non-current liabilities	—	43,306	604	—	43,910
Stockholders' equity	2,482,948	7,131,036	177,492	(7,308,528)	2,482,948

	$7,405,173	$10,155,684	$262,692	$(7,393,062)	$10,430,487

	As of December 31, 2000
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$135,645	$680,020	$67,237	$(87,258)	$795,644
Property and equipment, net	12,459	8,892,985	170,761	(11,972)	9,064,233
Investment in subsidiaries	6,568,338	66,355	—	(6,634,693)	—
Investment in unconsolidated affiliates	127,902	736,685	—	(342,165)	522,422
Intercompany notes	762,209	(762,209)	—	—	—
Other non-current assets	53,903	268,548	29,851	—	352,302

	$7,660,456	$9,882,384	$267,849	$(7,076,088)	$10,734,601

Current liabilities	$747,026	$788,396	$71,181	$(373,398)	$1,233,205
Deferred income taxes	98,368	1,521,304	3,949	106,537	1,730,158
Long-term debt	4,432,617	831,903	83,800	—	5,348,320
Other non-current liabilities	—	39,775	698	—	40,473
Stockholders' equity	2,382,445	6,701,006	108,221	(6,809,227)	2,382,445

	$7,660,456	$9,882,384	$267,849	$(7,076,088)	$10,734,601

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended September 30, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$895,804	$97,085	$—	$992,889
Equity in subsidiaries' earnings	45,545	20,610	—	(66,155)	—
Expenses:
Casino and hotel operations	—	524,705	47,548	—	572,253
Provision for doubtful accounts	—	26,542	466	—	27,008
General and administrative	—	146,106	11,021	—	157,127
Depreciation and amortization	285	91,053	7,359	—	98,697
Preopening expenses and other non-recurring expenses	—	1,091	—	—	1,091
Restructuring costs	—	19,924	(28)	—	19,896
Write-down and impairments	—	47,149	235	—	47,384
Corporate expense	1,212	7,196	—	—	8,408

	1,497	863,766	66,601	—	931,864

Operating income	44,048	52,648	30,484	(66,155)	61,025
Interest expense, net	(70,342)	(8,475)	(4,442)	—	(83,259)
Other, net	—	(1,440)	—	—	(1,440)

Income (loss) before income taxes	(26,294)	42,733	26,042	(66,155)	(23,674)
Benefit (provision) for income taxes	11,941	—	(2,620)	—	9,321

Net income (loss)	$(14,353)	$42,733	$23,422	$(66,155)	$(14,353)

	For the Three Months Ended September 30, 2000
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$934,090	$114,606	$—	$1,048,696
Equity in subsidiaries' earnings	219,611	27,883	—	(247,494)	—
Expenses:
Casino and hotel operations	—	503,280	50,516	—	553,796
Provision for doubtful accounts	—	10,471	195	—	10,666
General and administrative	—	133,132	15,145	—	148,277
Depreciation and amortization	310	87,688	9,668	(90)	97,576
Preopening expenses and other non-recurring expenses	—	1,213	396	—	1,609
Corporate expense	7,949	4,000	—	—	11,949

	8,259	739,784	75,920	(90)	823,873

Operating income	211,352	222,189	38,686	(247,404)	224,823
Interest expense, net	(104,526)	8,404	(7,122)	—	(103,244)
Other, net	265	(447)	—	—	(182)

Income before income taxes and extraordinary item	107,091	230,146	31,564	(247,404)	121,397
Provision for income taxes	(34,977)	(13,293)	(1,013)	—	(49,283)

Income before extraordinary item	72,114	216,853	30,551	(247,404)	72,114
Extraordinary item	(4,683)	—	—	—	(4,683)

Net income	$67,431	$216,853	$30,551	$(247,404)	$67,431

	For the Nine Months Ended September 30, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$2,822,381	$290,956	$—	$3,113,337
Equity in subsidiaries' earnings	460,541	63,284	—	(523,825)	—
Expenses:
Casino and hotel operations	—	1,555,896	138,962	—	1,694,858
Provision for doubtful accounts	—	57,850	895	—	58,745
General and administrative	—	420,945	33,851	—	454,796
Depreciation and amortization	789	270,107	21,138	—	292,034
Preopening expenses and other non-recurring expenses	—	2,971	100	—	3,071
Restructuring costs	—	19,924	(28)	—	19,896
Write-down and impairments	—	47,149	235	—	47,384
Corporate expense	10,258	19,349	—	—	29,607

	11,047	2,394,191	195,153	—	2,600,391

Operating income	449,494	491,474	95,803	(523,825)	512,946
Interest expense, net	(221,426)	(35,246)	(14,329)	—	(271,001)
Other, net	297	(3,208)	—	—	(2,911)

Income before income taxes and extraordinary item	228,365	453,020	81,474	(523,825)	239,034
Provision for income taxes	(81,460)	7	(10,676)	—	(92,129)

Income before extraordinary item	146,905	453,027	70,798	(523,825)	146,905
Extraordinary item	(778)	—	—	—	(778)

Net income	$146,127	$453,027	$70,798	$(523,825)	$146,127

	For the Nine Months Ended September 30, 2000
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,740,786	$334,705	$—	$2,075,491
Equity in subsidiaries' earnings	329,890	70,251	—	(400,141)	—
Expenses:
Casino and hotel operations	—	921,125	152,629	—	1,073,754
Provision for doubtful accounts	—	22,889	1,018	—	23,907
General and administrative	—	254,892	43,188	—	298,080
Depreciation and amortization	699	167,653	29,012	(268)	197,096
Preopening expenses and other non-recurring expenses	—	2,184	1,624	—	3,808
Restructuring costs	159	21,515	1,845	—	23,519
Write-down and impairments	26,444	72,058	3,723	—	102,225
Corporate expense	19,127	5,508	—	—	24,635

	46,429	1,467,824	233,039	(268)	1,747,024

Operating income	283,461	343,213	101,666	(399,873)	328,467
Interest expense, net	(136,968)	(6,293)	(21,991)	—	(165,252)
Other, net	252	(946)	—	—	(694)

Income before income taxes and extraordinary item	146,745	335,974	79,675	(399,873)	162,521
Provision for income taxes	(48,587)	(13,309)	(2,467)	—	(64,363)

Income before extraordinary item	98,158	322,665	77,208	(399,873)	98,158
Extraordinary item	(5,416)	—	—	—	(5,416)

Net income	$92,742	$322,665	$77,208	$(399,873)	$92,742

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Nine Months Ended September 30, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(260,266)	$784,483	$81,549	$(108)	$605,658
Net cash provided by (used in) investing activities	171	(206,279)	(32,456)	(138)	(238,702)
Net cash provided by (used in) financing activities	261,724	(677,695)	(45,759)	246	(461,484)
	For the Nine Months Ended September 30, 2000
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(285,392)	$490,535	$86,860	$283,938	$575,941
Net cash provided by (used in) investing activities	(4,936,012)	(47,001)	(11,853)	(504,097)	(5,498,963)
Net cash provided by (used in) financing activities	5,227,177	(505,953)	(73,247)	364,795	5,012,772

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Our operating results reflect a substantial decline in business volumes at our hotel and casino resorts immediately after the terrorist attacks of September 11, 2001. Our hotels on the Las Vegas Strip averaged an unprecedented low 64% occupancy level from September 11 through September 30, at average room rates substantially below those of the comparable periods of prior years. This reduction in customer traffic also resulted in lower casino, food and beverage, entertainment and retail revenues. Mid-week occupancy levels have now significantly improved, and weekend occupancy has essentially returned to pre-attack levels, with a resulting improvement in casino and non-casino revenues. Room rates have improved, but are still significantly below those of the year-ago period.

Quarter versus Quarter

    Consolidated casino revenues for the third quarter of 2001 were $552 million, a decrease of $20 million, or 3%, versus the prior-year quarter. This decline is primarily due to lower gaming volumes on the Las Vegas Strip and an increased accrual for gaming discounts, predominately attributable to the September 11 attacks, offset in part by an increase in table game hold percentage. Additionally, gaming volumes at MGM Grand Detroit were adversely affected as a competitor opened the third and final Detroit casino in November 2000.

    Consolidated room revenues for the three months ended September 30, 2001 were $196 million, a decrease of $14 million, or 7%, versus the third quarter of 2000. This decline corresponded to a 7% decline in quarterly occupancy percentage, reflecting the historically low occupancy for the last 20 days of the quarter, as discussed above. Despite significantly reduced post-September 11, 2001 room rates, average daily rate for the quarter declined by less than 1%, reflecting strong room rate performance earlier in the quarter.

    Consolidated food and beverage, entertainment, retail and other revenues were $339 million for the third quarter of 2001, a decrease of $20 million, or 6%, versus the prior-year third quarter. This decrease is attributable to the substantial declines in visitation following the attacks of September 11, which resulted in a reduction in the number of performances of our major entertainment attractions and the curtailment of restaurant operating hours in the period following the attacks.

    Consolidated operating expenses (before preopening expense, restructuring costs, write-downs and impairments and corporate expense) were $855 million for the three months ended September 30, 2001, an increase of $45 million, or 6%, over the $810 million reported in the prior-year quarter. A significant element of this increase was in the provision for doubtful accounts, which increased by $16 million, or 153%, versus the third quarter of 2000. This increase was the result of management's evaluation of the collectibility of its receivables in light of the economic impacts of the September 11 attacks. Our assessment of these economic impacts also led to an $8 million adjustment to the carrying values of certain of our retail inventories. Absent these adjustments, operating expenses would have increased approximately 3% for the quarter. This increase in expenses despite the decrease in revenues is reflective of strong business volumes in the first part of the quarter. As discussed below, management took steps to curtail operating costs in the wake of the September 11 attacks, but in most cases the savings from these actions began to accrue in the fourth quarter.

    Management responded to the decline in business volumes caused by the September 11 attacks by implementing cost containment strategies which included a significant reduction in payroll and a refocusing of several of our marketing programs. In connection therewith, approximately 6,400 employees (on a full-time equivalent basis) were laid off or terminated. The $20 million of restructuring costs in the third quarter of 2001 represents severance pay, extended health care coverage and other related costs in connection with these personnel reductions. We also reassessed the carrying value of certain assets and recognized a write-down and impairment charge of $47 million during the 2001 quarter. Most of this charge related to our land on the Atlantic City Boardwalk, which is included in the "Deposits and other assets, net" caption on the accompanying balance sheet.

    Corporate expense was $8 million in the 2001 third quarter, versus $12 million in the prior-year quarter. This decrease reflects our progress in integrating corporate functions following the May 31, 2000 Mirage acquisition.

    Interest expense, net of amounts capitalized, was $84 million for the third quarter of 2001, versus $105 million in the prior-year quarter. This reduction represents an interest cost decline of $41 million, reflecting lower debt balances and significantly lower short-term interest rates, offset in part by a $20 million reduction in capitalized interest, reflecting lower interest rates and the absence of interest capitalization on our development land on the Las Vegas Strip. Capitalization of interest on the Las Vegas Strip project was suspended in January 2001 until such time as the development process for that project is further advanced.

Nine Months versus Nine Months

    In addition to the impact of the events of September 11, 2001, the May 31, 2000 acquisition of Mirage has also had a profound impact on our nine-month comparisons. The acquisition added four wholly owned and one joint venture resort on the Las Vegas Strip, as well as resorts in downtown Las Vegas and Laughlin, Nevada and Biloxi, Mississippi. Net revenues for the nine months ended September 30, 2001 totaled $3.11 billion, an increase of $1.04 billion, or 50%, over the comparable prior-year period. The Mirage properties generated net revenues of $1.94 billion, an increase of $1.12 billion versus their four-month results in 2000, while same store net revenues at the MGM properties declined by $80 million, or 6%, to $1.17 billion.

    The decrease in revenues at the MGM properties for the nine-month period was concentrated in the casino area. Consolidated casino revenues for the first nine months of 2001 were $1.68 billion, an increase of $464 million, or 38%, over the prior-year period. The Mirage properties generated casino revenues of $938 million in the first nine months of 2001, an increase of $543 million over their four-month results in 2000, while casino revenues at the MGM properties decreased by $79 million, or 10%, to $738 million. This decrease was principally the result of declines of $36 million, $22 million and $15 million at MGM Grand Detroit, the Primm Properties and MGM Grand Las Vegas, respectively. These declines were all attributable primarily to reduced gaming volumes. The Primm Properties were faced with increased competition from Native American casinos, as well as the impact of higher gasoline and utility costs in California, while volumes at MGM Grand Detroit were impacted by a competitor's opening of the third and final Detroit casino in November 2000. The volume decreases at MGM Grand Las Vegas are attributable to the impact of the September 11 attacks.

    Consolidated room revenues for the nine months ended September 30, 2001 were $663 million, an increase of $264 million, or 66%, over the first nine months of 2000. Room revenues at the Mirage properties during the first nine months of 2001 totaled $445 million, an increase of $259 million over the four-month result from 2000. The remainder of the increase was attained at MGM Grand Las Vegas, which achieved a 4% increase in room revenue despite the significant impact on business in the period from September 11, 2001 through the end of the quarter. MGM Grand Las Vegas benefited from having additional available rooms during the 2001 period, as a room remodeling project had been ongoing in the prior year, and also achieved a small increase in revenue per available room.

    Consolidated food and beverage, entertainment, retail and other revenues were $1.05 billion for the nine months ended September 30, 2001, an increase of $415 million, or 65%, over the first nine months of 2000. The Mirage properties contributed a $417 million increase, as revenues were $739 million for the nine-month period in 2001 versus $322 million for the four-month period in 2000. Food and beverage, entertainment, retail and other revenues at the MGM properties declined by only 1% from the comparable 2000 levels, despite the impact on business of the September 11 attacks.

    Consolidated operating expenses (before preopening expense, restructuring costs, write-downs and impairments and corporate expense) were $2.50 billion for the nine months ended September 30, 2001, an increase of $908 million, or 57%, over the $1.59 billion reported in the prior-year period. The Mirage properties generated a $904 million increase in operating expenses, with $1.56 billion of current-period costs versus $658 million in the four-month period in 2000, while operating costs at the MGM properties increased by $4 million, or less than 1%. As noted above, operating revenues at the MGM properties declined by 6% over the comparable nine-month period in 2000. The factors discussed above in the quarter versus quarter comparison also affected margins for the nine-month period, as did increased energy costs and intensified competitive conditions, particularly with respect to the Primm Properties.

    The Mirage acquisition resulted in corporate expense increasing from $25 million for the nine months ended September 30, 2000 to $30 million for the first nine months of 2001.

    Interest expense, net of amounts capitalized, was $274 million for the first nine months of 2001, versus $174 million in the prior-year period. This increase reflected substantially higher average debt levels attributable to the financing of the Mirage acquisition, offset in part by a significant reduction in interest rates on borrowings under our bank credit facilities.

Liquidity and Capital Resources

    As of September 30, 2001 and December 31, 2000, we held cash and cash equivalents of $133 million and $228 million respectively. Cash provided by operating activities for the first nine months of 2001 was $606 million, compared with $576 million for the comparable period of 2000.

    Capital expenditures for the first nine months of 2001 were $234 million. These expenditures related to general property improvements at our resorts, as well as pre-construction activities associated with ongoing development projects, including capitalized interest, principally in Atlantic City.

    During August 2001, our Board of Directors approved a stock repurchase program authorizing the purchase of up to 10 million shares of our common stock. During September 2001, we repurchased approximately 2.2 million shares at a total cost of approximately $46 million.

    On January 23, 2001, we issued $400 million of senior subordinated notes, which carry a coupon of 8.375% and are due on February 1, 2011. These senior subordinated notes were issued under our shelf registration statement, leaving remaining capacity of $790 million. Any future offering of securities under the shelf registration statement will only be made by means of a prospectus supplement. We repaid the remaining $461 million balance under the $1.3 billion term loan during the first quarter of 2001, principally through proceeds from the senior subordinated note offering. We also reduced the outstanding balances under our other bank credit and commercial paper facilities by $359 million during the first nine months of 2001, bringing total net reductions in the face value of debt during the nine-month period to $420 million.

    On April 6, 2001, we entered into an amendment to our $1.0 billion revolving credit facility whereby the maturity date was extended to April 5, 2002 and the lending commitment was reduced to $800 million.

    We intend to focus on utilizing available free cash flow to reduce indebtedness, as well as to finance our ongoing operations and any future share repurchases and investments. We expect to finance operations, capital expenditures and existing debt obligations through cash flow from operations, cash on hand, bank credit facilities and, depending on market conditions, public offerings of securities under the shelf registration statement.

Market Risk

    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate borrowings and short-term borrowings under our bank credit facilities and commercial paper program. Since the Mirage Acquisition was completed on May 31, 2000, we have issued $1.25 billion of long-term fixed rate debt and reduced outstanding bank credit facility and commercial paper borrowings by $2.20 billion. As a result, as of September 30, 2001, long-term fixed rate borrowings represented approximately 61% of our total borrowings. During June 2001, we entered into interest rate swap agreements designated as fair value hedges of our $500 million principal amount of fixed rate debt due in 2005. During September 2001, one of these swap agreements was terminated and replaced by a new agreement. Under the terms of these agreements, we make payments based on specified spreads over six-month LIBOR, and receive payments equal to the interest payments due on the fixed rate debt. Giving effect to these agreements, our fixed rate and floating rate borrowings represent approximately 48% and 52%, respectively, of total borrowings.

    The following table provides information about our interest rate swaps as of September 30, 2001:

Maturity	February 1, 2005
Notional Value	$500 million
Estimated Fair Value	$5 million
Estimated Average Pay Rate	4.49%*
Average Receive Rate	6.82%

*
Interest rates are determined in arrears. These rates have been estimated based on implied forward rates in the yield curve.

Recently Issued Accounting Standards

    Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. The statement provides that goodwill will no longer be amortized effective January 1, 2002, but will instead be reviewed for impairment upon adoption of the statement and at least annually thereafter. The balance of goodwill at September 30, 2001 was $103 million. We have not yet completed our initial assessment of potential impairment of this balance.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

    On July 18, 2001, an individual, Mary Kraft, filed a complaint in the Wayne County Circuit Court in Detroit, Michigan, against International Game Technology, Anchor Gaming, Inc. and the three operators of casinos in Detroit, Michigan, including a subsidiary of the Company. The plaintiff claims the bonus wheel feature of the Wheel of Fortune® and I Dream of Jeannie™ slot machines, which are manufactured, designed and programmed by International Game Technology and/or Anchor Gaming, Inc., are deceptive and misleading. Specifically, plaintiff alleges that the bonus wheels on these games do not randomly land on a given dollar amount but are programmed to provide a predetermined frequency of pay-outs. The complaint alleges violations of the Michigan Consumer Protection Act, common law fraud and unjust enrichment and asks for unspecified compensatory and punitive damages, disgorgement of profits, injunctive and other equitable relief, and costs and attorney's fees. The plaintiff seeks to certify a class of any individual in Michigan who has played either of these games since June of 1999. The machines and their programs were approved for use by the Michigan Gaming Control Board, the administrative agency responsible for policing the Detroit casinos. The Company, along with the other casino operators, has filed a motion for summary judgment arguing that the plaintiff's complaint fails to state a claim as a matter of law. No discovery has been taken which would provide information regarding the defenses to liability, the extent of damages or the propriety of class certification, and we are unable to knowledgeably comment on the potential outcome of this matter. However, we intend to continue to defend this case vigorously.

Item 6. Exhibits and Reports on Form 8-K

  (b)
  Reports on Form 8-K.

    The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2001.

    1.
    Current Report on Form 8-K, dated July 24, 2001, filed by the Company on July 26, 2001 in which events under Item 5, Other Events and Regulation FD Disclosure were reported.

    2.
    Current Report on Form 8-K, dated August 29, 2001, filed by the Company on August 29, 2001 in which events under Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits were reported.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE
Date: November 13, 2001	By:	/s/ J. TERRENCE LANNI J. Terrence Lanni Chairman and Chief Executive Officer (Principal Executive Officer)
Date: November 13, 2001	By:	/s/ JAMES J. MURREN James J. Murren President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

FORM 10-Q
MGM MIRAGE AND SUBSIDIARIES FORM 10-Q
INDEX
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
  Part II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES