Form 10-K405
period 2001-12-31
MGM MIRAGE
filed 2002-03-26
CIK 789570

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2001
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period            to

Commission File No. 0-16760

MGM MIRAGE
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	88-0215232 (I.R.S. Employer Identification Number)

        3600 Las Vegas Boulevard South—Las Vegas, Nevada 89109
(Address of principal executive office) (Zip Code)

        (702) 693-7120
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

        The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (based on the closing price on the New York Stock Exchange Composite Tape on March 8, 2002) was $2,729,402,954. As of March 8, 2002, 158,730,229 shares of Registrant's Common Stock, $.01 par value, were outstanding.

        Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Our Operating Properties

        Through our wholly owned subsidiaries, we own and operate the following hotel-casinos and resorts:

  •
  Bellagio—an elegant European-style luxury resort located on an approximately 90-acre site with 1,450 feet of frontage at the center of the Las Vegas Strip, which opened on October 15, 1998. The resort overlooks an eight-acre lake inspired by Lake Como in Northern Italy. Each day, more than 1,000 fountains in the lake come alive at regular intervals in a choreographed ballet of water, music and lights. Bellagio features a wide variety of casual and gourmet restaurants in both indoor and outdoor settings (including the world-famous Le Cirque, Olives, Aqua and Picasso restaurants), upscale retail boutiques (including those leased to Armani, Chanel, Gucci, Hermes, Prada, Fred Leighton and Tiffany & Co.) and extensive meeting, convention and banquet space. Bellagio's specially designed theatre offers luxurious seating overlooking a stage that rises and falls in sections into what we believe to be one of the world's largest enclosed bodies of water. The theatre is home to the spectacular show "O" produced and performed by the talented Cirque du Soleil organization. The Bellagio Gallery of Fine Art features rotating exhibitions of original masterpieces from museums and private collections. The surroundings of Bellagio are lushly landscaped with classical gardens and European fountains and pools. Inside, a botanical conservatory is filled with vibrant colors and pleasing scents that change with the seasons. Bellagio was recently awarded the prestigious Five Diamond award by AAA.

  •
  MGM Grand Las Vegas—The City of Entertainment—a multi-themed destination resort, located on approximately 116 acres, with over 350 feet of frontage on the Las Vegas Strip and 1,450 feet of frontage on Tropicana Avenue. The complex is easily accessible from McCarran International Airport and from Interstate 15 via Tropicana Avenue. MGM Grand Las Vegas features a 380,000 square foot state-of-the-art conference center, a 6.6 acre pool and spa complex, an approximately 50 foot tall polished bronze lion sculpture on a 25 foot pedestal, which is the resort's signature, and a Studio 54 nightclub. Other amenities include 13 restaurants (including NOB HILL, voted best new restaurant in Las Vegas in 2001) and 30 retail shopping outlets, including 18 owned and 12 leased facilities. Entertainment facilities include: an 11,700 square foot indoor arcade containing carnival games of skill and an extensive video arcade including virtual reality simulators; a 746-seat showroom providing celebrity entertainment; the 343-seat La Femme Theatre; a 1,774-seat showroom specifically designed for the EFX production show, our original grand spectacle special effects stage production; and the MGM Grand Garden, a special events center which seats a maximum of 16,766 patrons and provides a venue for mega-entertainment such as: the spectacular millennium New Years' concert featuring Barbra Streisand; Madonna; Paul McCartney; Cher; Britney Spears; Janet Jackson; Tina Turner; the

    Rolling Stones; Neil Diamond; Elton John; Billy Joel; Jimmy Buffett; Phil Collins; and Bruce Springsteen, as well as championship boxing and other sporting events.

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

  •
  The Mirage—a luxurious, tropically themed destination resort located on approximately 100 acres with 2,200 feet of frontage shared with Treasure Island near the center of the Las Vegas Strip. The exterior of the resort is landscaped with palm trees, abundant foliage and more than four acres of lagoons and other water features centered around a 54-foot volcano and waterfall. Each evening, the volcano erupts at regular intervals, sending blasts of steam and water 40 feet into the air, with flames that spectacularly illuminate the front of the resort. Inside the front entrance is an atrium with a tropical garden and additional water features capped by a 100-foot-high glass dome. The atrium has an advanced environmental control system and creative lighting and other special effects designed to replicate the sights, sounds and fragrances of the South Seas. Located at the rear of the hotel, adjacent to the swimming pool area, is a dolphin habitat with nine Atlantic bottlenose dolphins and The Secret Garden of Siegfried & Roy, an attraction that allows guests to view the beautiful exotic animals of Siegfried & Roy, the world-famous illusionists who star in a spectacular show at The Mirage. The Danny Gans Theatre in The Mirage, which showcases this talented singer/impersonator, opened to the public in April 2000. In April 2001 the new 90,000 square foot Mirage Events Center opened to the public.

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

  •
  Primm Valley Resorts—consist of three hotel-casinos and three gas stations on both sides of Interstate 15 at the California/Nevada state line in Primm, Nevada (about 40 miles from Las Vegas) and the Primm Valley Golf Club nearby in California.

    Buffalo Bill's Resort & Casino, Primm Valley Resort & Casino, Whiskey Pete's Hotel & Casino, Primm Valley Golf Club and three gas stations including Primm Center which opened in December 2001 (collectively, the "Primm Valley Resorts") form a major destination location and offer, to the more than 13 million vehicles annually traveling through Primm on Interstate 15, the first opportunity to wager upon entering Nevada and the last opportunity before leaving. We estimate that more than 27% of all passing vehicles stopped at the Primm Valley Resorts in 2001.

    Primm Valley Resorts offer an array of amenities and attractions, including a 25,000 square foot conference center, 20 restaurants, 10 of which are leased, and a variety of amusement rides. In addition, the Primm Valley Resorts feature swimming pools, a movie theatre, motion simulation theatres, an interactive water flume ride, "The Desperado" roller coaster and the "Turbo Drop" thrill ride. The 6,100-seat Star of the Desert Arena hosts top-name entertainers and has allowed Primm Valley Resorts to use special events as part of extended stay packages.

    In July 1998, the Fashion Outlet of Las Vegas opened to the public. The Fashion Outlet is a highly themed shopping experience containing approximately 400,000 square feet of retail space with over 100 retail outlet stores. The Fashion Outlet is connected to Primm Valley Resort & Casino and is owned and operated by a partnership of TrizecHahn Factory Shops, Inc. and Talisman Companies.

  •
  The Golden Nugget—the largest, in terms of number of guestrooms and, we believe, the most luxurious hotel-casino in downtown Las Vegas. The Golden Nugget, together with its parking facilities, occupies approximately seven and one-half acres and is located approximately five miles north of The Mirage. It has received the AAA Four Diamond Award for 25 consecutive years. The Golden Nugget has also benefited from the "Fremont Street Experience," a $70 million entertainment attraction developed by a coalition of several major downtown Las Vegas hotel-casinos (including the Golden Nugget) in conjunction with the City of Las Vegas. This attraction converted Fremont Street into a four-block-long pedestrian mall, topped with a 90-foot by 1,400-foot special effects canopy. Within the canopy are 2.1 million computer-controlled, four-color lights and a 540,000-watt sound system.

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

  •
  Boardwalk Hotel and Casino—located between Bellagio and Monte Carlo on the Las Vegas Strip. This facility includes 654 hotel rooms and 32,000 square feet of casino space. Other amenities at the Boardwalk include a coffee shop, a buffet, a snack bar, an entertainment lounge, two bars, a gift shop, 7,300 square feet of interior meeting space, two outdoor swimming pools and 1,125 garage and surface parking spaces.

  •
  Golf Resorts—We own and operate an exclusive world-class golf course known as "Shadow Creek," located approximately five miles north of downtown Las Vegas and approximately ten miles north of our Las Vegas Strip hotel-casinos. We also own and operate the Primm Valley

    Golf Club, located four miles south of Primm in California, which includes two 18 hole championship courses. All of these golf courses were designed by renowned golf course architect Tom Fazio.

  •
  MGM Grand Detroit—our interim casino facility in Detroit, Michigan opened on July 29, 1999. The facility's interior is decorated in an Art Deco motif with a retail outlet, six themed bars, a VIP lounge and four restaurants: the Java Coast; Grand Buffet; Venti Uno; and our signature upscale restaurant, the Hollywood Brown Derby. The site is conveniently located off the Howard Street exit from the John C. Lodge Expressway in downtown Detroit, and has parking for approximately 3,083 vehicles in two parking garages and additional on-site covered parking.

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

  •
  MGM Grand South Africa—manages three permanent casinos and one interim casino in the Republic of South Africa. On July 30, 1996, we entered into an agreement with Tsogo Sun Holdings (Pty) Limited, a joint venture company formed by the Southern Sun Group and Tsogo Investment Holding Company (Pty) Limited, to act as the exclusive casino project developer and manager for the joint venture company, which contemplated applying for up to 15 casino licenses in the Republic of South Africa. Under the agreement, we earn fees for the management of all casino operations of Tsogo Sun. Tsogo Sun provides or procures all of the financing necessary for the hotel-casino projects. We have entered into an agreement to sell all of our operations in South Africa. The transaction, which is subject to regulatory approval, is expected to be completed in the second quarter of 2002.

Hotel-Casino Resort Properties

        We have provided below certain information about our hotel-casino resort properties as of December 31, 2001. Except as otherwise indicated, we wholly own and operate these properties.

Name and Location	Number of Rooms/Suites	Approximate Casino Square Footage	Slots(1)	Gaming Tables(2)
Domestic Casinos:
Las Vegas Strip, Nevada
Bellagio	3,005	155,000	2,433	141
MGM Grand Las Vegas	5,034	171,500	3,090	157
The Mirage	3,044	107,200	2,294	120
Treasure Island	2,885	83,800	1,955	75
New York-New York	2,024	84,000	2,051	71
Monte Carlo(3)	3,002	102,000	2,072	71
Boardwalk	654	32,000	556	21

Subtotal	19,648	735,500	14,451	656

Downtown Las Vegas, Nevada
The Golden Nugget	1,907	38,000	1,260	58
Laughlin, Nevada
The Golden Nugget-Laughlin	300	32,000	1,107	12
Primm, Nevada
Buffalo Bill's Resort & Casino	1,240	62,100	1,336	34
Primm Valley Resort & Casino	625	38,000	1,262	34
Whiskey Pete's Hotel & Casino	777	36,400	1,341	28
Primm Center	N/A	350	7	N/A

Subtotal	2,642	136,850	3,946	96

Detroit, Michigan
MGM Grand Detroit(4)	N/A	75,000	2,696	78
Biloxi, Mississippi
Beau Rivage	1,780	80,000	2,228	88

Total Domestic	26,277	1,097,350	25,688	988

International Casinos:
Darwin, Northern Territory, Australia
MGM Grand Australia	96	23,800	371	26
South Africa
Nelspruit (5)	N/A	13,000	298	12
Witbank (5)	N/A	15,500	322	12
Johannesburg (5)	N/A	90,000	1,700	70
East London (5)	N/A	17,000	400	12

Grand Total	26,373	1,256,650	28,779	1,120

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

Future Expansion

  Detroit, Michigan

        The Michigan Gaming Control and Revenue Act provides that not more than three casinos may be licensed at any one time by the State of Michigan and that they be located only in the City of Detroit. In November 1997, at the conclusion of a competitive selection process, the Mayor of Detroit designated MGM Grand Detroit, LLC to develop one of the three authorized hotel-casino complexes. MGM Grand Detroit, Inc., our wholly owned subsidiary, holds a controlling interest in MGM Grand Detroit, LLC and plans to provide substantially all of the equity capital for construction of the permanent facility. A minority interest in MGM Grand Detroit, LLC is held by Partners Detroit, LLC, a Michigan limited liability company owned by residents and entities located in the Detroit metropolitan area. Development of the permanent facility will not proceed until after acquisition by MGM Grand Detroit, LLC of a permanent development site. The design, budget and schedule for development of the permanent facility are at a preliminary stage, will be subject to the risks attendant to large-scale projects and may be subject to additional costs and delays beyond preliminary estimates. No assurance can be given that we will develop a permanent hotel-casino in Detroit, or if we do, as to its ultimate size, configuration or cost. It was originally contemplated that we and the other two developers would cluster all three permanent facilities on a riverfront site proposed by the City. The City has advised us that we must locate our own site for our permanent facility. We and the other developers are currently negotiating with the City amendments of our respective development agreements. Additionally, there is pending litigation (to which we are not a party) in which the United States Court of Appeals has held that the process by which the City selected the two developers other than MGM Grand Detroit violated the First Amendment of the United States Constitution. The matter is now before the United States District Court for further proceedings. In light of the above, the situation in Detroit is fluid, and depending on how these matters are resolved our interests may be adversely affected in a material way.

  Atlantic City, New Jersey

        In January 1998, the City of Atlantic City deeded to Mirage approximately 180 acres (120 acres of which are developable) at Renaissance Pointe in the Marina area of Atlantic City. In exchange, Mirage agreed to develop a hotel-casino on the site and perform certain other obligations. Mirage also entered into an agreement with two New Jersey State agencies for the construction and joint funding of road improvements necessary to improve access to the Marina area. As called for by the agreement, in October 1997, Mirage deposited funds into escrow for its $110 million portion of the $330 million road improvement project. The remainder of the project funding was provided by the two State agencies. Groundbreaking on the road improvements took place in November 1998, and they opened to the public on July 31, 2001.

        In November 2000, a limited liability company owned 50-50 with Boyd Gaming Corporation began construction of the Borgata, a 2,000-guestroom hotel-casino resort, on a 27-acre portion of the Renaissance Pointe site. Boyd is overseeing the construction and will operate the resort upon completion. Construction is expected to be completed in the summer of 2003 at a total budgeted cost, including land, of approximately $1.06 billion. In December 2000, we contributed the 27 acres of land and Boyd contributed $90 million in cash to the venture, and the venture obtained a $630 million secured bank credit facility, which is non-recourse to MGM MIRAGE, to fund the project costs. We and Boyd are each required to contribute up to an additional $127 million in cash to the venture and Boyd is required to contribute any additional cash necessary to fund project costs in excess of the agreed project budget. As of December 31, 2001, each partner had made $55 million of such additional cash contributions to the venture, including contributions made by Mirage prior to the acquisition.

        As required by our agreement with Boyd, we have designed and are developing the common roads, landscaping and other master plan improvement for the entire Renaissance Pointe site. As part of the agreement with the City, we are required to remediate environmental contamination at the site, which was a municipal landfill for many years. A substantial portion of the remediation work has been completed. We are proceeding with the design and development of a new wholly owned hotel-casino resort on the Renaissance Pointe site next to the Borgata. The project is in the preliminary design phase and no construction budget or schedule has been developed.

        We must apply for and receive numerous governmental permits and satisfy other conditions before construction of a new resort on the Renaissance Pointe site can begin. We cannot be certain of the ultimate construction schedule or cost of construction of the Borgata or any other project on the Renaissance Pointe site. No assurance can be given that we will develop a hotel-casino in New Jersey, or if we do, as to its ultimate size, configuration or cost.

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

  On-Line Gaming

        In September 2001, we were awarded one of three internet gaming licenses by the Isle of Man, an independently governed British Crown dependency located in the Irish Sea off the coast of Great Britain. The license was issued by the Department of Home Affairs of the Isle of Man Government pursuant to the Online Gambling Regulation Act and regulations promulgated pursuant thereto. The Isle of Man Government has authorized up to a total of twelve on-line gambling licenses, and on January 30, 2002, the Isle of Man Government announced the awarding of two additional on-line gambling licenses, bringing the total number issued to date to five. We are in the process of developing our on-line gaming site, which will accept wagers only from legal bettors residing in non-United States jurisdictions in which on-line gaming is legal. Commencement of operation of the on-line gambling site is subject to complying with the Online Gambling Regulation Act and the regulations promulgated pursuant thereto, including obtaining certification that the on-line gaming system developed by the Company meets the legal and regulatory requirements of the Isle of Man. Our launch of the on-line gambling site is also subject to the establishment of adequate compliance procedures to the satisfaction of our gaming regulators in other jurisdictions in which we operate land-based hotel and casino properties. We anticipate that the on-line gaming site will be operational within the next year, but we can make no assurance as to when the site may actually become operational.

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

        Primm Valley Resorts and Golden Nugget-Laughlin appeal primarily to middle-income customers. Their customers are attracted by room, food and beverage and entertainment prices that are lower than those offered by the major Las Vegas hotel-casinos.

        We own and operate an exclusive world-class golf course known as "Shadow Creek," located approximately five miles north of the Golden Nugget and approximately 10 miles north of our Las Vegas Strip hotel-casinos. Our major Las Vegas hotel-casinos offer luxury suite packages that include golf privileges at Shadow Creek. In connection with our marketing activities, we also invite our high-end casino customers to play Shadow Creek on a complimentary basis. We also own and operate the Primm Valley Golf Club, located four miles south of Primm, which includes two 18 hole championship courses used for marketing purposes by our Las Vegas and Primm resorts.

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

Issuance of Markers

        Marker play represents a large portion of the table games volume at Bellagio, MGM Grand Las Vegas and The Mirage. Our other facilities do not emphasize marker play to the same extent, although we offer markers to customers at those casinos as well, with the exception of MGM Grand Australia, where Northern Territory legislation prohibits marker play.

        We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with customer accounts which are overdue, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. In Nevada, MIssissippi and Michigan, amounts owed for markers which are not timely paid are enforceable under the laws of those states. All other states are required to enforce a judgment for amounts owed for markers which are not timely paid, entered in Nevada, Mississippi or Michigan, pursuant to the Full Faith and Credit Clause of the United States Constitution. Amounts owed for markers which are not timely paid are not legally enforceable in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. A significant portion of our Company's accounts receivable, for amounts unpaid resulting from markers which are not collectible through banking channels, is owed by major casino customers from the Far East. The collectibility of unpaid markers is affected by a number of factors, including changes in currency exchange rates and economic conditions in the customer's home countries.

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

Competition

  Las Vegas

        Our Las Vegas hotel-casinos compete with a large number of other hotel-casinos in the Las Vegas area. Currently there are more than 30 major hotel-casinos located on or near the Las Vegas Strip, 11 major hotel-casinos located in the downtown area (about five miles from the center of the Strip) and several major facilities located elsewhere in the Las Vegas area. As of December 31, 2001, there were approximately 127,000 guestrooms in Las Vegas, representing a 2% increase when compared to 124,000 at December 31, 2000. Las Vegas Convention and Visitors Authority statistics show that visitor volume was 35.0 million in 2001, a 2% decrease from the 35.8 million reported for 2000. Additional new hotel-casinos and expansion projects at existing Las Vegas hotel-casinos have been proposed. We are unable to determine to what extent increased competition will affect our future operating results.

  Primm, Nevada

        The Primm Valley Resorts compete primarily with two hotel-casinos located 11 miles north along Interstate 15 in Jean, Nevada and with numerous other hotels and casinos in the Las Vegas area, as well as Native American gaming facilities in Southern California. Recent increases in room capacity on the Las Vegas Strip may increase competition for customers at Primm Valley Resorts. Since many of our current customers stop at Primm as they are driving on Interstate 15 to and from major casino-hotels located in Las Vegas, we believe that our success at Primm is also favorably influenced by the popularity of the Las Vegas resorts. To a lesser extent, the Primm Valley Resorts also compete with gaming establishments in or near Laughlin, Nevada, approximately 90 miles away in Southern Nevada. The addition of major gaming properties, the substantial expansion of existing Laughlin resorts or the addition of Native American gaming facilities in California could have an adverse effect on the number of customers visiting the Primm Valley Resorts.

  Laughlin, Nevada

        The Golden Nugget-Laughlin competes with eight other casinos in Laughlin, eight of which offer hotel accommodations, as well as with hotel-casinos in Las Vegas, Jean and Primm, Nevada. In recent years, the Laughlin market has been adversely affected by the expansion of casino gaming in Las Vegas and on Native American reservations, particularly in Southern California and Arizona, and we expect these difficult market conditions to continue.

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

  Other

        Our Company's facilities also compete for gaming customers with hotel-casino operations located in other areas of Nevada, Atlantic City, the Bahamas and other parts of the world, and for vacationers with non-gaming tourist destinations such as Hawaii and Florida. Our hotel-casinos compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, riverboat and Native American gaming facilities and other forms of legalized gaming in the United States. In recent years, certain states have legalized, and several other states have considered legalizing, casino gaming. We do not believe that legalization of casino gaming in those jurisdictions would have a material adverse impact on our operations. However, we do believe that the legalization of large-scale land-based casino gaming in or near certain major metropolitan areas, particularly in California, could have a material adverse effect on the Las Vegas market. On March 7, 2000, voters in California approved an amendment to the California constitution that gave Native American tribes in California the right to offer a limited number of slot machines and a range of house-banked card games. A number of tribes have already signed, and others are negotiating, gaming compacts with the State of California. More than 60 compacts had been approved by the federal government as of December 31, 2001, and casino-style gaming is legal in California on those tribal lands. A report released by the Attorney General of the State of California indicates that 40,883 slot machines were in operation in 46 tribal casinos as of November 30, 2001. At this time, we cannot determine the impact this will have on our Nevada casinos.

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

Employees and Labor Relations

        As of December 31, 2001, we had approximately 34,000 full-time and 8,000 part-time employees. At that date, we had collective bargaining contracts with unions covering approximately 17,000 of our employees. We do not have union contracts at Beau Rivage, Golden Nugget-Laughlin or the Boardwalk. Although union organizing activities have recently intensified in Las Vegas, we consider our employee relations to be very good.

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

        MGM Grand Hotel, LLC, dba MGM Grand Las Vegas, New York-New York Hotel & Casino, LLC, dba New York-New York Hotel & Casino, The Primadonna Company, LLC, dba Primm Valley Resort, Buffalo Bill's and Whiskey Pete's, THE MIRAGE CASINO-HOTEL, dba The Mirage, Bellagio, LLC, dba Bellagio, Treasure Island Corp., dba Treasure Island at The Mirage, GNLV, Corp., dba the Golden Nugget, GNL, Corp., dba the Golden Nugget-Laughlin, Boardwalk Casino, Inc., dba Boardwalk Hotel and Casino, and Victoria Partners, dba Monte Carlo Resort & Casino (collectively referred to as the "Casino Licensees"), operate casinos and are required to be licensed by the Nevada Gaming Authorities. Each gaming license requires the periodic payment of fees and taxes and is not transferable. MGM Grand Las Vegas, New York-New York, The Primadonna Company, LLC and Golden Nugget Manufacturing Corp. are also licensed as manufacturers and distributors of gaming devices and the Boardwalk is licensed as a distributor of gaming devices. The Company and certain of its subsidiaries are also licensed as shareholders, members and/or managers of certain corporate and limited liability company Casino Licensees. The Company's subsidiary MRGS Corp. is licensed as a 50% general partner of Victoria Partners, the joint venture with Mandalay Resort Group that owns and operates Monte Carlo. The Company and Mirage are also each required to be registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, each is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder or member of, or receive any percentage of profits from, the Casino Licensees, Golden Nugget Manufacturing Corp., or MRGS Corp., without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, Mirage and the foregoing subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

        Under the Nevada Act and under certain circumstances, an "institutional investor," as defined in the Nevada Act, which intends to acquire not more than 15% of any class of nonvoting securities of a privately held corporation, limited partnership or limited liability company that is also a registered holding or intermediary company or the holder of a gaming license, may apply to the Nevada Commission for a waiver of the usual prior licensing or finding of suitability requirement if such institutional investor holds such nonvoting securities for investment purposes only. An institutional investor shall not be deemed to hold nonvoting securities for investment purposes unless the nonvoting securities were acquired and are held in the ordinary course of business as an institutional investor, do not give the institutional investor management authority, and do not, directly or indirectly, allow the institutional investor to vote for the election or appointment of members of the board of directors, a general partner or manager, cause any change in the articles of organization, operating agreement, other organic document, management, policies or operations, or cause any other action that the Nevada Commission finds to be inconsistent with holding nonvoting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding nonvoting securities for investment purposes only include: (i) nominating any candidate for election or appointment to the entity's board of directors or equivalent in connection with a debt restructuring; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the entity's management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of nonvoting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

        The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file an application, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

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

        On July 26, 2001, the Nevada Commission granted the Company and Mirage prior approval to make public offerings for a period of two years, subject to certain conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

        The Detroit City Council enacted an ordinance entitled "Casino Gaming Authorization and Casino Development Agreement Certification and Compliance." The ordinance authorizes casino gaming only by operators who are licensed by the Michigan Board and are parties to a development agreement which has been approved and certified by the City Council and is currently in effect or are acting on behalf of such parties. The development agreement between MGM Grand Detroit, LLC, Detroit and the Economic Development Corporation of Detroit has been so approved and certified and is currently in effect. The ordinance requires each casino operator to submit to the Mayor of Detroit and to the City Council periodic reports regarding the operator's compliance with its development agreement or, in the event of non-compliance, reasons for non-compliance and an explanation of efforts to comply. The ordinance requires the Mayor of Detroit to monitor each casino operator's compliance with its development agreement, to take appropriate enforcement action in the event of default and to notify the City Council of defaults and enforcement action taken and, if a development agreement is terminated, it requires the City Council to transmit notice of such action to the Michigan Board within five business days along with Detroit's request that the Michigan Board revoke the relevant operator's certificate of suitability or casino license. If a development agreement is terminated, the Michigan Act requires the Michigan Board to revoke the relevant operator's casino license upon the request of Detroit.

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

        The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. As of January 1, 2002, dockside gaming was permissible in nine of the 14 eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi. The legal age for gaming in Mississippi is 21.

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

        On May 18, 2000, the Mississippi Gaming Commission registered MGM MIRAGE under the Mississippi Act as a publicly traded holding company of Beau Rivage Resorts and BRDC. As a registered publicly traded corporation, MGM MIRAGE is subject to the licensing and regulatory control of the Mississippi Gaming Commission, and is required to periodically submit detailed financial, operating and other reports to the Mississippi Gaming Commission and furnish any other information which the Mississippi Gaming Commission may require. If MGM MIRAGE is unable to satisfy the registration requirements of the Mississippi Act, MGM MIRAGE and its licensed subsidiaries cannot own or operate gaming facilities in Mississippi. Beau Rivage Resorts and BRDC are also required to periodically submit detailed financial, operating and other reports to the Mississippi Gaming Commission and the Mississippi State Tax Commission and to furnish any other information required thereby. No person may become a stockholder of or receive any percentage of profits from a licensed subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Gaming Commission.

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

        At any time, the Mississippi Gaming Commission has the power to investigate and require a finding of suitability of any record or beneficial stockholders of a publicly traded corporation registered with the Mississippi Gaming Commission, regardless of the percentage of ownership. Mississippi law requires any person who acquires more than 5% of the voting securities of a publicly traded corporation registered with the Mississippi Gaming Commission to report the acquisition to the Mississippi Gaming Commission, and that person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the voting securities of such a company, as reported to the Mississippi Gaming Commission, must apply for a finding of suitability by the Mississippi Gaming Commission. An applicant for finding of suitability must pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation. The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered public or private company's voting securities. However, the Mississippi Gaming Commission has adopted a policy that may permit institutional investors to own beneficially up to 10% and, under certain circumstances, up to 15%, of a registered public or private company's voting securities without a finding of suitability.

        Under certain circumstances, an "institutional investor," as defined by the Mississippi Gaming Commission's Policy on Findings of Suitability of Institutional Shareholders (adopted January 20, 2000 and amended June 21, 2001), which acquires more than 10% but not more than 15% of a registered public or private company's voting securities, may apply to the Executive Director of the Mississippi Gaming Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered public or private company, any change in the registered public or private company's corporate charter, bylaws, management, policies or operations of the registered public or private company or any of its gaming affiliates, or any other action which the Mississippi Gaming Commission finds to be inconsistent with holding the registered public or private company's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

        Substantially all loans, leases, sales of securities and similar financing transactions by a licensed gaming subsidiary must be reported to or approved by the Mississippi Gaming Commission. A licensed gaming subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities if it obtains the prior approval of the Mississippi Gaming Commission. We may not make a public offering of our securities without the prior approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. The approval, if given, does not constitute a recommendation or approval of the accuracy or adequacy of the prospectus or the investment merits of the securities subject to the offering. On October 15, 2001, the Mississippi Gaming Commission granted us a waiver of the prior approval requirement for our securities offerings for a period of two years, subject to certain conditions. The waiver may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Executive Director of the Mississippi Gaming Commission.

        Under the regulations of the Mississippi Gaming Commission, Beau Rivage Resorts and BRDC may not guarantee a security issued by MGM MIRAGE pursuant to a public offering, or pledge their assets to secure payment or performance of the obligations evidenced by such a security issued by MGM MIRAGE, without the prior approval of the Mississippi Gaming Commission. Similarly, MGM MIRAGE may not pledge the stock or other ownership interests of Beau Rivage Resorts or BRDC, nor may the pledgee of such ownership interests foreclose on such a pledge, without the prior approval of the Mississippi Gaming Commission. Moreover, restrictions on the transfer of an equity security issued by Beau Rivage Resorts or BRDC and agreements not to encumber such securities granted by MGM MIRAGE are ineffective without the prior approval of the Mississippi Gaming Commission. The waiver of the prior approval requirement for MGM MIRAGE's securities offerings received from the Mississippi Gaming Commission on October 15, 2001 includes a waiver of the prior approval requirement for such guarantees, pledges and restrictions of Beau Rivage Resorts and BRDC, subject to certain conditions.

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

        Neither MGM MIRAGE nor Beau Rivage Resorts may engage in gaming activities in Mississippi while MGM MIRAGE, Beau Rivage Resorts and/or persons found suitable to be associated with the gaming license of Beau Rivage Resorts conduct gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may require means for it to have access to information concerning MGM MIRAGE's and its affiliates' out-of-state gaming operations. Gaming operations in Nevada were approved when Beau Rivage Resorts was first licensed in Mississippi. MGM MIRAGE has received waivers of foreign gaming approval from the Mississippi Gaming Commission for the conduct of gaming operations in Michigan, New Jersey, Northern Territory (Australia), Mpumalanga, Gauteng, Eastern Cape and Kwazulu-Natal Provinces (Republic of South Africa) and California and may be required to obtain the approval or a waiver of such approval from the Mississippi Gaming Commission before engaging in any additional future gaming operations outside of Mississippi.

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

        Both the local jurisdiction and the Alcoholic Beverage Control Division of the Mississippi State Tax Commission license, control and regulate the sale of alcoholic beverages by Beau Rivage Resorts. Beau Rivage is in an area designated as a special resort area, which allows casinos located therein to serve alcoholic beverages on a 24-hour basis. The Alcoholic Beverage Control Division requires that the key officers and managers of MGM MIRAGE and Beau Rivage Resorts and all owners of more than 5% of Beau Rivage Resorts' equity submit detailed personal, and in some instance, financial information to the Alcoholic Beverage Control Division and be investigated and licensed. All such licenses are non-transferable. The Alcohol Beverage Control Division has the full power to limit, condition, suspend or revoke any license for the service of alcoholic beverages or to place a licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse effect upon the casino's operations.

  Australia Government Regulation

        The Northern Territory of Australia, like Nevada, has comprehensive laws and regulations governing the conduct of gaming. Our Australian operations are subject to the Gaming Control Act of 1993 and regulations promulgated thereunder and to the licensing and general control of the Minister for Racing, Gaming and Licensing. MGM Grand Australia Pty Ltd. has entered into a casino operator's agreement with the Minister pursuant to which MGM Grand Australia was granted a license to conduct casino gaming on an exclusive basis through June 30, 2015 in the northern half of the Northern Territory (which includes Darwin, its largest city, where MGM Grand Australia is located). The license provides for a tax payable to the Northern Territory government on gross profits derived from gaming, including gaming devices. The license is not exclusive with respect to gaming devices, and the Minister may permit such devices to be placed in limited numbers in locations not operated by MGM Grand Australia. However, under the license, through June 30, 2005 a portion of the operators' win on such gaming devices is to be offset against gaming tax otherwise payable by MGM Grand Australia.

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

        Our wholly owned subsidiary, MGM Grand Atlantic City, Inc., has applied to be licensed by the New Jersey Commission to operate a casino, and MGM MIRAGE has applied to be approved as a qualified holding company. On July 24, 1996, MGM MIRAGE and MGM Grand Atlantic City, Inc., and their then officers, directors, and 5% or greater shareholders were found suitable for licensing by the New Jersey Commission. On June 27, 1995, the New Jersey Commission found Mirage and its then officers, directors and 5% or greater shareholders suitable for licensing. These findings of suitability are subject to review and revision by the New Jersey Commission based upon a change in any material fact that is relevant to the findings. Furthermore, we and our subsidiaries are required to submit additional information to the New Jersey Commission and New Jersey Division in connection with the Borgata or any hotel-casino resort project of our own and additional approvals must be obtained from the New Jersey Commission in order for us or any subsidiary of ours to be licensed to own or operate a hotel-casino.

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

Factors that May Affect Our Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        This Form 10-K and our 2001 Annual Report to Stockholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, new projects, future performance, the outcome of contingencies such as legal proceedings and future financial results. From time to time, we also provide oral or written forward-looking statements in our Forms 10-Q and 8-K, press releases and other materials we release to the public.

        Any or all of our forward-looking statements in this Form 10-K, in our 2001 Annual Report to Stockholders and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this Form 10-K—for example, government regulation and the competitive environment—will be important in determining our future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may differ materially.

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

  •
  Our debt increased significantly as a result of the acquisition of Mirage. At December 31, 2001, we had approximately $5.5 billion of indebtedness (down from approximately $5.9 billion at

    December 31, 2000). The interest rate on a large portion of our long-term debt is subject to fluctuation based on changes in short-term interest rates and the ratings which national rating agencies assign to our outstanding debt securities. Our bank credit agreements and the indentures governing our debt securities do not prohibit us from borrowing additional funds in the future. Our interest expense could increase as a result of these factors. Additionally, our indebtedness could increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for or reacting to changes in our business and industry, limit our ability to borrow additional funds and place us at a competitive disadvantage compared to other less leveraged competitors. Our ability to reduce our outstanding debt will be subject to our future cash flows, other capital requirements and other factors, some of which are not within our control.

  •
  As described under "Competition," we operate in a very competitive environment, particularly in Las Vegas. To the extent that hotel room capacity is expanded by others in a market where our hotel-casinos are located, competition will increase. The completion of a number of room expansions and the opening of new hotel-casinos led to an approximate 16% increase in hotel room capacity in Las Vegas since the end of 1998, thereby increasing competition in all segments of the Las Vegas market. Visitor volume increased by 14% between 1998 and 2001. Three new mega-resorts opened in Las Vegas in 1999 and one opened in 2000. New additions to the Las Vegas market could adversely impact our future results. The business of our Nevada hotel-casinos might also be adversely affected if gaming operations of the type conducted in Nevada were to be permitted under the laws of other states, particularly California. Similarly, legalization of gaming in any jurisdiction located near Detroit or Atlantic City, or the establishment of new large-scale gaming operations on nearby Native American reservations, could adversely affect our Detroit casino or our planned Atlantic City operations. Any expansion of gaming activities in the Gulf Coast region could have an adverse effect on Beau Rivage.

  •
  On March 7, 2000, California voters approved an amendment to the California constitution that gave Native American tribes in California the right to offer a limited number of slot machines and a range of house-banked card games. A number of tribes have already signed, and others are negotiating, gaming compacts with the State of California. More than 60 compacts had been approved by the federal government as of December 31, 2001, and casino-style gaming is legal in California on those tribal lands. A report released by the Attorney General of the State of California indicates that 40,883 slot machines were in operation in 46 tribal casinos as of November 30, 2001. At this time, we cannot determine the impact this will have on our Nevada casinos.

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

  •
  We operate an interim casino in Detroit, Michigan under a development agreement with the City. We are committed to building a larger permanent hotel/casino facility. It was originally contemplated that we and the other two developers would cluster all three permanent facilities on a riverfront site proposed by the City. The City has advised us that we must locate our own site for our permanent facility. We and the other developers are currently negotiating with the City amendments of our respective development agreements. Additionally, there is pending litigation (to which we are not a party) in which the United States Court of Appeals has held that the process by which the City selected the two developers other than MGM Grand Detroit violated the First Amendment of the United States Constitution. The matter is now before the United States District Court for further proceedings. In light of the above, the situation in Detroit is fluid, and depending on how these matters are resolved our interests may be adversely affected in a material way.

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

  •
  Many of our customers travel by air. As a result, the cost and availability of air service and the impact of events like those of September 11, 2001, can affect our business. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of our customers reside. Capacity restraints of that highway or any other traffic disruptions may affect the number of customers who visit our facilities.

  •
  The events of September 11, 2001, and the potential for future terrorist attacks or acts of war or hostility have created many economic and political uncertainties which could adversely impact our business and results of operations.

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

  •
  Tracinda Corporation beneficially owns approximately 51% of our outstanding common stock as of March 8, 2002. As a result, Tracinda has the ability to elect our entire Board of Directors and determine the outcome of other matters submitted to our stockholders, such as the approval of significant transactions.

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

Executive Officers of the Registrant

        The following table sets forth, as of March 8, 2002, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
J. Terrence Lanni	58	Chairman and Chief Executive Officer
Robert H. Baldwin	51	President and Chief Executive Officer of Mirage Resorts, Incorporated and Director
John T. Redmond	43	President and Chief Executive Officer of MGM Grand Resorts, LLC and Director
James J. Murren	40	President, Chief Financial Officer, Treasurer and Director
Gary N. Jacobs	56	Executive Vice President—General Counsel, Secretary and Director
William J. Hornbuckle	44	Executive Vice President—Marketing
Alan Feldman	43	Senior Vice President—Public Affairs
Phyllis A. James	49	Senior Vice President and Senior Counsel
Cynthia Kiser Murphey	44	Senior Vice President—Human Resources
Glenn D. Bonner	50	Vice President—Chief Information Officer
Daniel J. D'Arrigo	33	Vice President—Finance
Kyle Edwards	49	Vice President—Security
James H. Fox	42	Vice President—Internal Audit
Anthony Gladney	37	Vice President—National Diversity Relations
Richard L. Jones	49	Vice President—Purchasing
Shelley A. Mansholt	39	Vice President—Corporate Communications
Punam Mathur	41	Vice President—Corporate Diversity and Community Affairs
Jennifer D. Michaels	33	Vice President—Public Relations
Robert C. Selwood	46	Vice President—Accounting
Francine A. Vazquez	33	Assistant Secretary
Betty M. Wilson	54	Vice President—Tax
Bryan L. Wright	38	Vice President, Assistant General Counsel and Assistant Secretary

        Mr. Lanni has served as Chairman of the Company since July 1995. He served as Chief Executive Officer of the Company from June 1995 to December 1999, and since March 2001.

        Mr. Baldwin has served as President and Chief Executive Officer of Mirage since June 2000. He served as Chief Financial Officer and Treasurer of Mirage from September 1999 to June 2000. He has been President and Chief Executive Officer of Bellagio, LLC or its predecessor since June 1996. He served as President and Chief Executive Officer of The Mirage Casino- Hotel from August 1987 to April 1997.

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

        Mr. Murren has served as President of the Company since December 1999, as Chief Financial Officer since January 1998 and as Treasurer since November 2001. He served as Executive Vice President of the Company from January 1998 to December 1999. Prior thereto, he was Managing Director and Co-Director of Research for Deutsche Morgan Grenfell, having served that firm in various other capacities since 1984.

        Mr. Jacobs has served as Executive Vice President-General Counsel of the Company since June 2000 and as Secretary since January 2002. Prior thereto, he was a partner with the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP, and is currently of counsel to that firm.

        Mr. Hornbuckle has served as Executive Vice President—Marketing of the Company since July 2001. He served as President and Chief Operating Officer of MGM Grand Las Vegas from October 1998 to July 2001. He served as Executive Vice President of Operations of MGM Grand Las Vegas from April 1998 to October 1998. Prior thereto, he served as President and Chief Operating Officer of Planet Hollywood Hotel and served in various other senior operational positions with Caesars World, Inc. and Treasure Island.

        Mr. Feldman has served as Senior Vice President—Public Affairs of the Company since September 2001. He was Vice President—Public Affairs of the Company from June 2000 to September 2001, and served as Vice President of Public Affairs for Mirage from March 1990 through May 2000.

        Ms. James has served as Senior Vice President and Senior Counsel of the Company since March 2002. From 1994 through 2001 she served as Corporation (General) Counsel and Law Department Director for the City of Detroit, the nation's ninth largest city. In that capacity she also served on various public and quasi-public boards and commissions on behalf of the City, including the Election Commission, the Detroit Building Authority and the Board of Ethics. Prior thereto, from 1985 until 1994, she practiced law as a partner with the firm of Pillsbury, Madison & Sutro.

        Ms. Murphey has served as Senior Vice President—Human Resources of the Company since November 2000. She served as Senior Vice President—Human Resources and Administration of MGM Grand Las Vegas from November 1995 through October 2000.

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

        Mr. Gladney has served as Vice President—National Diversity Relations of the Company since December 2001. He served as Vice President—Corporate Diversity of the Company from August 2000 through December 2001 and as Vice President of Community Affairs of MGM Grand Las Vegas from March 1999 through August 2000. Prior thereto, he served as Executive Director of Community Affairs of MGM Grand Las Vegas from February 1997 through March 1999, and as Director of Community Affairs of MGM Grand Las Vegas from January 1996 through February 1997.

        Mr. Jones has served as Vice President—Corporate Purchasing of the Company since August 2000. He served as Project Procurement Manager of the Company from January 1998 through August 2000. Prior thereto, he was Vice President—Corporate Purchasing of Caesars World, Inc. from February 1995 through January 1998.

        Ms. Mansholt has served as Vice President—Corporate Communications of the Company since December 2001. She was Assistant Vice President of Public Relations of the Company from June 2000 to December 2001. She served as Assistant Vice President of Public Relations for MGM Grand Las Vegas from 1997 through May 2000 and was Assistant Vice President of Entertainment Sales & Marketing for MGM Grand Las Vegas from 1996 to 1997.

        Ms. Mathur has served as Vice President—Corporate Diversity and Community Affairs of the Company since December 2001. She served as Vice President—Community Affairs of the Company from November 2000 through December 2001 and as Director of Community Affairs of the Company from June 2000 through October 2000. She served as Director of Community Affairs of Mirage from April 1996 through May 2000.

        Ms. Michaels has served as Vice President—Public Relations of the Company since November 2001. She was Assistant Vice President of Public Relations from June 2000 through November 2001 and Director of Public Relations for Mirage from 1998 through May 2000. Prior thereto, she had been the Assistant Director of Public Relations for Mirage since 1995.

        Mr. Selwood has served as Vice President—Accounting of the Company since December 2000. He served as Director of Corporate Finance of Mirage from April 1993 through December 2000.

        Ms. Vazquez has served as Assistant Secretary of the Company since January 2002. She served as Executive Assistant to the Secretary/Treasurer from March 1998 to January 2002. She served as Executive Assistant to the Vice President of Corporate Security from April 1996 to March 1998.

        Ms. Wilson has served as Vice President—Taxes of the Company since June 2000. She served as Vice President—Taxes of Caesars World, Inc. from December 1995 through March 2000.

        Mr. Wright has served as Vice President and Assistant General Counsel of the Company since July 2001 and as its Assistant Secretary since January 2002. Prior thereto, he served as Vice President and Assistant General Counsel of Boyd Gaming Corporation from February 2000 to July 2001 and as Associate General Counsel of Boyd Gaming Corporation from September 1993 to February 2000.

ITEM 2. PROPERTIES

        Substantially all of the Company's assets other than assets of its foreign subsidiaries and certain assets in use at MGM Grand Detroit have been pledged as collateral for our senior notes and principal credit facilities. These notes and facilities had outstanding balances of approximately $4.5 billion at December 31, 2001.

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

        Primm Valley Resorts are located on approximately 143 acres. We lease substantially all of the land under a ground lease that expires (giving effect to our renewal option) in 2068. We own approximately 16 acres immediately north of Buffalo Bill's that are the site of Company-owned mobile homes rented to employees. We also own approximately 573 acres in California, four miles south of Primm, which is the location of the Primm Valley Golf Club. Approximately 125 of these acres remain available for future development.

        Primm Valley Resorts are not served by a municipal water system. We have rights to water in various wells located on federal land in the vicinity of the Primm Valley Resorts and have received permits to pipe the water to the Primm Valley Resorts. These permits and rights are subject to the jurisdiction and ongoing regulatory authority of the U.S. Bureau of Land Management, the States of Nevada and California and local governmental units. We believe that adequate water for the Primm Valley Resorts is available; however, we cannot be certain that the future needs will be within the permitted allowance. Also, we can give no assurance that any future requests for additional water will be approved or that no further requirements will be imposed by governmental agencies on our use and delivery of water for the Primm Valley Resorts.

        The Golden Nugget occupies approximately seven and one-half acres. We own the buildings and approximately 90% of the land. We lease the remaining land under three ground leases that expire (giving effect to our options to renew) on dates from 2025 to 2046.

        The Golden Nugget-Laughlin, including approximately two acres where the motel in Bullhead City, Arizona is located, occupies approximately 15.5 acres, all of which we own.

        Monte Carlo occupies approximately 46 acres owned by Victoria Partners (the joint venture that owns and operates Monte Carlo). At December 31, 2001, Monte Carlo was subject to a deed of trust securing bank financing of $87 million.

        The Boardwalk occupies an approximately nine-acre site which we own. We also own approximately 45 acres of property adjacent to the Boardwalk which is available for future development.

        We own approximately 700 acres of land in North Las Vegas, including 240 acres occupied by Shadow Creek.

        MGM Grand Detroit is located on approximately 4.3 acres which we own.

        Beau Rivage occupies approximately 41 acres (including 10 acres of tidelands) in Biloxi, Mississippi. We own the land and we lease the tidelands from the State of Mississippi under a lease that expires (giving effect to our option to renew) in 2049. We also own approximately 508 acres in the Biloxi area for the potential development of a world-class golf course.

        MGM Grand Australia occupies an approximately 18-acre site which we own. At December 31, 2001, MGM Grand Australia was subject to a mortgage securing bank financing of approximately $17 million.

        We own approximately 190 acres in Atlantic City consisting principally of three different parcels in casino-zoned areas. Our 50% owned venture with Boyd is currently constructing the Borgata on a 27-acre portion of the Renaissance Pointe site, adjacent to our largest parcel. The Borgata property is owned by the venture and collateralized by a mortgage securing a bank credit facility in the amount of up to $630 million, none of which has been borrowed to date.

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

        In December 1997, the trustee of the bankruptcy estate of Ken Mizuno ("Mizuno") filed a complaint against Mirage in the United States Bankruptcy Court for the Central District of California, which was amended in February 1998. The amended complaint claims that Mizuno, a Japanese national, repaid various debts to Mirage's casinos prior to the commencement of Mizuno's bankruptcy case in June 1992 for which Mizuno was not legally liable and which were not legally collectible under Japanese law. The amended complaint alleges that these repayments constituted fraudulent transfers under federal and state law and seeks to require Mirage to pay the value of the transfers, totaling at least $61,418,250, plus interest, to the bankruptcy trustee. In August 1998, the Bankruptcy Court granted Mirage's motion to dismiss the complaint based on the statute of limitations. The plaintiff appealed to the United States District Court for the Central District of California, which reversed the dismissal in January 1999. Mirage appealed the District Court's ruling to the Ninth Circuit Court of Appeal. The underlying adversary proceeding was transferred to the District of Nevada while the Ninth Circuit appeal was pending. After the transfer, Mirage moved to dismiss the adversary proceeding on grounds other than those that were on appeal to the Ninth Circuit. In February 2000, the District Court granted Mirage's motion to dismiss several counts of the complaint. As a result, the trustee's remaining claims against Mirage are for recovery of payments by Mizuno of the gaming debts of others made within one year of the bankruptcy filing, totaling approximately $5,500,000. The trustee's attempt to obtain an interlocutory appeal from the Ninth Circuit was denied. In September 2000, the Ninth Circuit affirmed the District Court's order, which held that the trustee's original complaint was timely filed. There were no material developments relating to this case in 2001. We intend to continue to defend this case vigorously.

        The Company is a defendant in a similar adversary proceeding in a bankruptcy case pending in the United States Bankruptcy Court for the Central District of California. The adversary complaint, which was filed in December 1997, alleges that the debtor, Mizuno, transferred approximately $1.1 million to the Desert Inn, which was then owned by a subsidiary of the Company, in 1988 and 1989 in payment of casino debts of various individuals. The complaint alleges that these transfers were fraudulent conveyances and seeks damages against the Company in an amount not less than approximately $1.1 million. The Company answered the complaint in January 1998, denying the allegations and asserting that the complaint failed to state a claim upon which relief could be granted. Also in January 1998, the Company filed a motion to transfer venue to the United States Bankruptcy Court for the District of Nevada. The Bankruptcy Court denied this motion without prejudice. In February 1998, the plaintiff indicated his intent to file an amended adversary complaint asserting that Mizuno's payment of his own casino debt at the Desert Inn in the approximate amount of $20 million also constituted a fraudulent conveyance. In July 1998, the Bankruptcy Court entered an order granting the Company's motion for dismissal for failure to state a claim based on statute of limitations grounds. The plaintiff's motion for reconsideration in Bankruptcy Court was denied in November 1998. The plaintiff filed an appeal to the District Court from the Bankruptcy Court's order granting the Company's motion for dismissal and the Bankruptcy Court's denial of the motion for reconsideration. The District Court heard the appeal while the Mirage appeal on similar issues was before the Ninth Circuit Court of Appeal. Because of the Ninth Circuit appeal, the District Court stayed all proceedings pending the ruling of the Ninth Circuit in the Mirage case. In September 2000, following the Ninth Circuit's ruling in the Mirage case discussed above, the District Court reversed the Bankruptcy Court's ruling in the Desert Inn case and, in October 2000, remanded the adversary proceeding to the Bankruptcy Court for further proceedings. There were no material developments relating to this case in 2001. We intend to continue to defend this case vigorously.

        On September 28, 1999, a former stockholder of our subsidiary which owns and operates the Boardwalk Hotel and Casino filed a first amended complaint in a putative class action lawsuit in District Court for Clark County, Nevada against Mirage and certain former directors and principal stockholders of the Boardwalk subsidiary. The complaint alleged that Mirage induced the other defendants to breach their fiduciary duties to Boardwalk's minority stockholders by devising and implementing a scheme by which Mirage acquired Boardwalk at significantly less than the true value of its shares. The complaint sought an unspecified amount of compensatory damages from Mirage and punitive damages from the other defendants, whom we are required to defend and indemnify. In June 2000, the court granted our motion to dismiss the complaint for failure to state a claim upon which relief may be granted. The plaintiff has appealed the ruling to the Nevada Supreme Court. The parties filed briefs with the Nevada Supreme Court, and oral arguments were conducted in October, 2001. It is expected that the Nevada Supreme Court will issue its opinion sometime in 2002.

        On July 18, 2001, an individual, Mary Kraft, filed a complaint in the Wayne County Circuit Court in Detroit, Michigan, against International Game Technology, Anchor Gaming, Inc. and the three operators of casinos in Detroit, Michigan, including a subsidiary of the Company. The plaintiff claims the bonus wheel feature of the Wheel of Fortune® and I Dream of Jeannie™ slot machines, which are manufactured, designed and programmed by International Game Technology and/or Anchor Gaming, Inc., are deceptive and misleading. Specifically, plaintiff alleges that the bonus wheels on these games do not randomly land on a given dollar amount but are programmed to provide a predetermined frequency of pay-outs. The complaint alleges violations of the Michigan Consumer Protection Act, common law fraud and unjust enrichment and asks for unspecified compensatory and punitive damages, disgorgement of profits, injunctive and other equitable relief, and costs and attorney's fees. The plaintiff seeks to certify a class of any individual in Michigan who has played either of these games since June of 1999. The machines and their programs were approved for use by the Michigan Gaming Control Board, the administrative agency responsible for policing the Detroit casinos. The Company, along with the other casino operators, has filed a motion for summary judgment arguing that the plaintiff's complaint fails to state a claim as a matter of law. Additionally, the Company, along with the other casino operators, have filed motions for summary judgment arguing that the court has no jurisdiction to decide this matter and that all the allegations in the complaint regarding the alleged deceptive nature of the machines are directed to the manufacturers of the machines and are not the casinos' responsibility. We intend to continue to defend this case vigorously.

        A plaintiff, Jon Ren, has filed a complaint in the Wayne County Circuit Court in Detroit, Michigan against all three Detroit casinos alleging that as a result of the decision of the 6th Circuit Court of Appeals in the LacVieux litigation, the casinos have operated their facilities in Michigan without valid and legitimate gaming licenses. As a result, the plaintiff seeks to certify a class on behalf of all persons who have lost money at the casinos, enjoin the casinos from further operations, award damages (including disgorgement of all profits from the casinos) and award additional miscellaneous relief. The case is premised on violations of the Michigan Gaming Act, fraud, violation of general Michigan public policy and unjust enrichment. The Company's operating subsidiary had not been granted a preference and was not a party to the LacVieux litigation. Therefore, the decision from the 6th Circuit in the LacVieux litigation does not affect the Company. The Company intends to defend this case vigorously.

        We and our subsidiaries are also defendants in various other lawsuits, most of which relate to routine matters incidental to our business. We do not believe that the outcome of this other pending litigation, considered in the aggregate, will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of our security holders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the New York Stock Exchange under the symbol "MGG." The following table sets forth, for the calendar quarters indicated, the high and low sale prices of our common stock on the New York Stock Exchange Composite Tape.

	2001		2000
	High	Low	High	Low
First quarter	$32.20	$22.50	$25.16	$18.44
Second quarter	32.73	23.95	35.25	23.00
Third quarter	32.85	16.19	38.81	32.13
Fourth quarter	29.36	21.10	38.38	24.94

        There were approximately 4,460 record holders of our common stock as of March 8, 2002.

ITEM 6.    SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except share and per share data)
Net revenues	$4,009,618	$3,105,488	$1,336,937	$742,337	$797,954
EBITDA(1)	1,133,134	997,058	421,659	218,117	287,064
Operating profit	665,626	572,509	223,553	141,835	194,254
Operating income	627,902	537,716	209,868	131,574	190,970
Income before extraordinary item and cumulative effect of change in accounting principle	170,593	166,160	95,124	68,948	115,256
Net income	169,815	160,744	86,058	68,948	111,018
Basic earnings per share
Income before extraordinary item and cumulative effect of change in accounting principle	$1.07	$1.15	$0.82	$0.62	$1.01
Extraordinary item—loss on early retirements of debt, net of income tax benefit	—	(0.04)	(0.01)	—	(0.04)
Cumulative effect of change in accounting principle—preopening costs, net of income tax benefit	—	—	(0.07)	—	—

Net income per share	$1.07	$1.11	$0.74	$0.62	$0.97

Weighted average number of shares	158,771,000	145,300,000	116,580,000	111,356,000	114,950,000
Diluted earnings per share
Income before extraordinary item and cumulative effect of change in accounting principle	$1.06	$1.13	$0.80	$0.61	$0.98
Extraordinary item—loss on early retirements of debt, net of income tax benefit	—	(0.04)	(0.01)	—	(0.04)
Cumulative effect of change in accounting principle—preopening costs, net of income tax benefit	—	—	(0.07)	—	—

Net income per share	$1.06	$1.09	$0.72	$0.61	$0.94

Weighted average number of shares	160,822,000	147,901,000	120,086,000	112,684,000	117,670,000
Cash dividends per share (2)	$—	$0.10	$—	$—	$—
At year-end
Total assets	$10,497,443	$10,734,601	$2,743,454	$1,745,030	$1,377,102
Total debt, including capital leases	5,465,608	5,880,819	1,330,206	545,049	68,365
Stockholders' equity	2,510,700	2,382,445	1,023,201	948,231	1,088,908
Stockholders' equity per share	$15.95	$14.97	$8.98	$9.11	$9.39
Number of shares outstanding	157,396,000	159,130,000	113,880,000	104,066,000	115,970,000

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        Two major acquisitions had a significant impact on our operating results for 1999, 2000 and 2001. The March 1, 1999 acquisition of Primadonna Resorts, Inc. added the three Primm Properties located at the California/Nevada state line, as well as the one-half interest in New York-New York on the Las Vegas Strip which we did not previously own through a joint venture with Primadonna. The May 31, 2000 acquisition of Mirage Resorts, Incorporated added four wholly owned and one joint venture resort on the Las Vegas Strip, as well as resorts in downtown Las Vegas and Laughlin, Nevada and Biloxi, Mississippi. Additionally, the July 29, 1999 opening of MGM Grand Detroit contributed significantly to our growth over the last three years.

  2001 Compared with 2000

  Effects of September 11

        Our operating results reflect a substantial decline in business volumes at our hotel and casino resorts immediately after the terrorist attacks of September 11, 2001. Our hotels on the Las Vegas Strip averaged an unprecedented low 64% occupancy level from September 11 through September 30, at average room rates substantially below those of the comparable periods of prior years. This reduction in customer traffic also resulted in lower casino, food and beverage, entertainment and retail revenues. Business volumes strengthened through the balance of the year, and by year-end our occupancy levels had essentially returned to normal, with a resulting improvement in casino and non-casino revenues. Room rates also improved, but were not yet back to seasonally normal levels by year-end.

        Management responded to the decline in business volumes caused by the September 11 attacks by implementing cost containment strategies which included a significant reduction in payroll and a refocusing of several of our marketing programs. Approximately 6,400 employees (on a full-time equivalent basis) were laid off or terminated from our Nevada operations, and an additional 315 were laid off or terminated at Beau Rivage in Biloxi, Mississippi. The $24 million of restructuring costs in 2001 principally represents severance pay, extended health care coverage and other related costs in connection with these personnel reductions. We also reassessed the carrying value of certain assets in light of the September 11 attacks, and recognized a write-down and impairment charge of $47 million during the third quarter of 2001. Most of this charge related to our land on the Atlantic City Boardwalk, which is included in the "Deposits and other assets, net" caption on the accompanying balance sheet.

        In addition to the charges described above, we also reassessed our accounts receivable, retail inventory and health accrual reserves, and recorded additional charges against operating income totaling $41 million to bring these reserves to appropriate levels in light of the changes in our operations related to September 11.

  Operating Comparisons

        Net revenues for the year ended December 31, 2001 were $4.01 billion, an increase of $904 million, or 29%, versus the $3.11 billion recorded in 2000. The Mirage properties generated net revenues of $2.48 billion, an increase of $1.03 billion versus their seven-month results in 2000, while net revenues at the MGM Grand properties (MGM Grand Las Vegas, New York-New York, the Primm Properties, MGM Grand Detroit, MGM Grand Australia and MGM Grand South Africa) declined by $128 million, or 8%, to $1.53 billion.

        The decrease in revenues at the MGM Grand properties was concentrated in the casino area. Consolidated casino revenues for 2001 were $2.16 billion, an increase of $378 million, or 21%, over the prior year. The Mirage properties generated casino revenues of $1.19 billion in 2001, an increase of $491 million over their seven-month results in 2000, while casino revenues at the MGM Grand properties decreased by $113 million, or 10%, to $969 million. This decrease was principally the result of declines of $47 million, $31 million and $26 million at MGM Grand Las Vegas, MGM Grand Detroit and the Primm Properties, respectively. These declines were all attributable primarily to reduced gaming volumes. The volume decreases at MGM Grand Las Vegas are attributable to the impact of the September 11 attacks. The Primm Properties were faced with increased competition from Native American casinos, as well as the impact of higher gasoline and utility costs in California, while volumes at MGM Grand Detroit were impacted by a competitor's opening of the third and final Detroit casino in November 2000. The declines in Detroit were offset in part by improved volumes in the fourth quarter of 2001, as traffic delays caused by increased border security caused a shift in volume away from a competitor casino in Windsor, Ontario.

        Consolidated room revenues for 2001 were $846 million, an increase of $232 million, or 38%, over the prior year. Room revenues at the Mirage properties totaled $568 million, an increase of $239 million over the seven-month result from 2000. Room revenues at the MGM Grand properties declined by only 3% despite the significant impact on business following the September 11 attacks, reflecting the strength of our hotel business prior to September 11. MGM Grand Las Vegas benefited from having 3% more available rooms during 2001 versus 2000, as a room remodeling project had been ongoing in the prior year, and also achieved a small increase in average daily room rate.

        Consolidated food and beverage, entertainment, retail and other revenues were $1.37 billion for 2001, an increase of $401 million, or 41%, over the results for 2000. The Mirage properties contributed a $407 million increase, as revenues were $958 million for 2001 versus $551 million for the seven-month period in 2000. Food and beverage, entertainment, retail and other revenues at the MGM Grand properties declined by only 2% from the comparable 2000 levels, despite the impact on business of the September 11 attacks.

        Income from unconsolidated affiliate of $37 million represents our 50% share of the operating results of Monte Carlo for 2001. Our share of that entity's results was $22 million for the seven months following the Mirage acquisition in 2000.

        Consolidated operating expenses (before preopening expenses, restructuring costs, write-downs and impairments and corporate expense) were $3.27 billion for 2001, an increase of $866 million, or 36%, over the $2.40 billion reported in the prior year. The Mirage properties generated an $885 million increase in operating expenses, with $2.04 billion of current-period costs versus $1.15 billion in the seven-month period in 2000, while operating costs at the MGM Grand properties decreased by $19 million, or 2%. As noted above, operating revenues at the MGM Grand properties declined by 8%

versus their results from 2000. Additional charges related to receivables, retail inventories and health accruals, as described above, affected margins during 2001, as did increased energy costs and intensified competitive conditions, particularly with respect to the Primm Properties.

        Corporate expense increased significantly in the first half of 2001 as a result of the Mirage acquisition, then decreased significantly in the second half of the year, reflecting our progress in integrating corporate functions following the acquisition and our focus on cost containment after the September 11 attacks. For the year, corporate expense was $38 million, an increase of 8% over the amount recorded in 2000.

        Interest expense, net of amounts capitalized, was $349 million for 2001 versus $273 million in the prior year. Total interest cost was $428 million in 2001 versus $364 million in 2000. This increase reflected higher average debt levels attributable to the financing of the Mirage acquisition, offset in part by savings associated with interest rate swaps and a significant reduction in interest rates on borrowings under our bank credit facilities. Interest capitalized declined from $91 million in 2000 to $79 million in 2001. In January 2001, we announced that our near-term development focus would be on the Atlantic City market. As a result, we suspended the capitalization of interest on our Las Vegas Strip project until the development process for that project is further advanced. This suspension of interest capitalization more than offset the impact of a full year of interest capitalization on our Atlantic City development projects versus seven months of capitalization in the prior year.

  2000 Compared with 1999

        Net revenues for the year ended December 31, 2000 were $3.11 billion, representing an increase of $1.77 billion, or 132%, over the $1.34 billion recorded in 1999. The Mirage properties generated $1.45 billion of this increase and the Primm Properties and New York-New York provided an additional net increase of $81 million. MGM Grand Detroit generated net revenues of $394 million during 2000 versus $171 million for its approximately five months of operation in 1999. The increases at the Primm Properties, New York-New York and MGM Grand Detroit were generally proportionate to the increase in the length of time each property was included in the consolidated results. MGM Grand Las Vegas achieved record net revenues of $764 million, representing a 3% increase over the $740 million recorded in 1999.

        Consolidated casino revenues for the year ended December 31, 2000 were $1.79 billion, representing an increase of $967 million, or 118%, over the $819 million achieved in 1999. The Mirage properties accounted for $704 million of the increase. The Primm Properties and New York-New York accounted for an additional $47 million of casino revenues, generating $273 million in 2000 versus the $226 million recorded in the 10 months these properties were owned during 1999. MGM Grand Detroit recorded casino revenues of $380 million in 2000, an increase of $215 million from the $165 million achieved in its approximately five months of operation in 1999. MGM Grand Las Vegas achieved a small increase in casino revenues in 2000, due to an increase in table games volume that was largely offset by increased customer discounts.

        Consolidated room revenues for 2000 were $615 million, representing an increase of $356 million, or 138%, versus 1999. The Mirage properties generated $329 million of this increase, while the Primm Properties and New York-New York accounted for another $17 million. The balance of the increase related to MGM Grand Las Vegas, where room revenues increased from $187 million to $198 million, despite a 3% reduction in available room nights due to a room remodeling project which was completed in August 2000. Average daily room rate and revenue per available room at MGM Grand Las Vegas each increased by 7% versus the 1999 period, to $110 and $106, respectively.

        Consolidated food and beverage revenues nearly tripled, from $178 million in 1999 to $511 million in 2000. The Mirage properties contributed $287 million of the $333 million increase. Food and beverage revenues at MGM Grand Las Vegas rose by 18%, from $123 million in 1999 to a record

$145 million in 2000. This increase was attributable primarily to increased food and beverage sales at the MGM Grand Conference Center as well as increased beverage sales at the Studio 54 nightclub. The balance of the consolidated increase was attributable to MGM Grand Detroit, the Primm Properties and New York-New York.

        Consolidated entertainment, retail and other revenues for 2000 were $458 million, an increase of $270 million, or 144%, over the $188 million reported in 1999. This increase was also primarily attributable to the Mirage properties, which contributed $264 million of the increase.

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

        Consolidated operating expenses (before preopening expenses, restructuring costs, write-downs and impairments and corporate expense) were $2.40 billion in 2000, representing an increase of $1.36 billion, or 131%, over the $1.04 billion recorded in 1999. The Mirage properties generated $1.15 billion of this increase and the Primm Properties and New York-New York had an additional net increase of $56 million. MGM Grand Detroit reported $271 million during 2000 versus $125 million for its approximately five months of operation in 1999. Operating margins were generally consistent between the years with the exception of MGM Grand Detroit, which showed strong improvement resulting from cost containment measures and improved operating efficiencies achieved following commencement of operations at this new facility.

        During the year ended December 31, 2000, management implemented comprehensive restructuring plans designed to reduce costs and improve efficiencies within the Company. The implementation of these plans resulted in a charge against earnings totaling $24 million, primarily related to consolidation of certain general and administrative functions at New York-New York and MGM Grand Las Vegas, various contract terminations and staffing reductions, the buyout of various leases and other related items. Approximately 195 people were affected by the reductions, primarily at our operating properties (excluding the Mirage properties) relating to duplicative functions within marketing, entertainment, retail, information systems and human resources.

        During June 2000, we recognized a charge against earnings of $102 million related to certain projects previously under development which management has determined not to pursue, the divesting of certain non-strategic assets and the re-evaluation of certain other assets, all as a result of the Mirage acquisition.

        Corporate expense increased to $35 million in 2000 versus $14 million in 1999. This increase was primarily attributable to the Mirage acquisition, reflecting higher corporate operating expenses related to a larger corporate structure and higher airplane costs due to the operation of two corporate airplanes compared to only one in the prior year.

        Interest income increased from $2 million in 1999 to $13 million in 2000. This increase was largely the result of interest earned on cash temporarily invested prior to its use in the Mirage acquisition, as well as a somewhat higher level of invested cash balances associated with the significant increase in the size of our operations.

        Interest expense, net for 2000 was $273 million, versus $60 million in the prior year. This increase was a function of substantial increases both in interest cost and interest capitalized, each as a result of the Mirage acquisition. Interest cost was $364 million in 2000 versus $76 million in 1999, as our total debt increased from $1.31 billion at December 31, 1999 to $5.87 billion at December 31, 2000. This increase reflects the debt issued and assumed in connection with the Mirage acquisition. Interest capitalized increased to $91 million from the $16 million recorded in the prior year. A substantial majority of the interest capitalized in 2000 related to development projects on the Las Vegas Strip and in the Marina area of Atlantic City, on development sites acquired in the Mirage acquisition.

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

Liquidity and Capital Resources

        As of December 31, 2001 and December 31, 2000, we held cash and cash equivalents of $209 million and $228 million, respectively. Cash provided by operating activities was $794 million for both 2001 and 2000, compared with $290 million for 1999.

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

        During 2000, $118 million was drawn down on the $1.25 billion revolving credit facility and $730 million was repaid, including a final balance of $700 million that was refinanced via borrowings under the new senior facilities. During 2000, $4.21 billion was drawn down and $1.30 billion was repaid on the new senior facilities and $2.91 billion remained outstanding at the end of the year. During 2001, an additional $749 million was repaid on the senior facilities, including the final $461 million balance of the $1.3 billion term loan component of such facilities. This left $2.16 billion outstanding under the $2.8 billion facilities at December 31, 2001, including $207 million outstanding under an $800 million revolving facility which matures on April 5, 2002. An additional $127 million of this balance has been repaid as of March 7, 2002. We intend to refinance any remaining balance on this facility prior to or upon maturity through its renewal or through other financing alternatives.

        During 2000, $26 million was drawn down and $130 million was repaid on the Detroit credit facility and $65 million remained outstanding at the end of the year. This balance was repaid during 2001.

        On May 5, 2000, our shelf registration statement, which allows us to issue up to a total of $2.75 billion of debt and equity securities from time to time in public offerings, was declared effective by the Securities and Exchange Commission. We issued $710 million of senior subordinated notes in May 2000 to partially fund the Mirage acquisition. We also issued $850 million of senior notes in September 2000 and $400 million of senior subordinated notes in January 2001, the proceeds of which were used to partially repay the $1.3 billion term loan component of the new senior facilities. After giving effect to these issuances, the shelf registration statement has $790 million in remaining capacity at December 31, 2001 for the issuance of future debt or equity securities. Any future public offering of securities under the shelf registration statement will only be made by means of a prospectus supplement.

        During the years ended December 31, 2001, 2000 and 1999, our capital expenditures were $328 million, $336 million and $375 million, respectively. The 2001 capital expenditures included general property improvements at our resorts, such as the ongoing room refurbishment program at The Mirage, restaurant and entertainment enhancements at MGM Grand Las Vegas and New York-New York, the construction of a new convenience store/gas station/welcome center at the Primm Properties, the completion of the Mirage Events Center and the upgrading of slot equipment at several of our properties in preparation for the 2002 introduction of our new Players Club. Capital expenditures for 2001 also included the acquisition of the building housing MGM Grand Detroit, the acquisition of a new corporate aircraft and pre-construction activities associated with ongoing development projects, including capitalized interest. The 2000 capital expenditures related to general property improvements at our resorts, including the room refurbishment program at MGM Grand Las Vegas, the acquisition of land by MGM Grand Detroit and other land acquisitions and pre-construction activities associated with ongoing development projects, including capitalized interest. During 1999, $83 million was expended on MGM Grand Las Vegas master plan improvements, which were completed in early 2000, and $162 million was expended on the development of the MGM Grand Detroit interim casino.

        In November 1997, MGM Grand Detroit, LLC (in which we hold a controlling interest) was selected to be the developer of one of three permanent hotel-casino complexes to be located in the City of Detroit. Development of the permanent facility will not proceed until after acquisition by MGM Grand Detroit, LLC of a permanent development site. The design, budget and schedule for development of the permanent facility are at a preliminary stage, will be subject to the risks attendant to large-scale projects and may be subject to additional costs and delays beyond preliminary estimates. No assurance can be given that we will develop a permanent hotel-casino in Detroit, or if we do, as to its ultimate size, configuration or cost.

        In January 1998, the City of Atlantic City deeded to Mirage approximately 180 acres (120 acres of which are developable) at Renaissance Pointe in the Marina area of Atlantic City. In exchange, Mirage agreed to develop a hotel-casino on the site and perform certain other obligations. Mirage also entered into an agreement with two New Jersey State agencies for the construction and joint funding of road improvements necessary to improve access to the Marina area. As called for by the agreement, in October 1997, Mirage deposited funds into escrow for its $110 million portion of the $330 million road improvement project. The remainder of the project funding was provided by the two State agencies. Groundbreaking on the road improvements took place in November 1998, and they opened to the public on July 31, 2001.

        In November 2000, a limited liability company owned 50-50 with Boyd Gaming Corporation began construction of the Borgata, a 2,000-guestroom hotel-casino resort, on a 27-acre portion of the Renaissance Pointe site. Boyd is overseeing the construction and will operate the resort upon completion. Construction is expected to be completed in the summer of 2003 at a total budgeted cost, including land, of approximately $1.06 billion. In December 2000, we contributed the 27 acres of land and Boyd contributed $90 million in cash to the venture, and the venture obtained a $630 million secured bank credit facility, which is non-recourse to MGM MIRAGE, to fund the project costs. We and Boyd are each required to contribute up to an additional $127 million in cash to the venture and Boyd is required to contribute any additional cash necessary to fund project costs in excess of the agreed project budget. As of December 31, 2001, each partner had made $55 million of such additional cash contributions to the venture, including contributions made by Mirage prior to the acquisition.

        As required by our agreement with Boyd, we have designed and are developing the common roads, landscaping and other master plan improvement for the entire Renaissance Pointe site. As part of the agreement with the City, we are required to remediate environmental contamination at the site, which was a municipal landfill for many years. A substantial portion of the remediation work has been completed. We are proceeding with the design and development of a new wholly owned hotel-casino resort on the Renaissance Pointe site next to the Borgata. The project is in the preliminary design phase and no construction budget or schedule has been developed.

        We must apply for and receive numerous governmental permits and satisfy other conditions before construction of a new resort on the Renaissance Pointe site can begin. We cannot be certain of the ultimate construction schedule or cost of construction of the Borgata or any other project on the Renaissance Pointe site.

        On August 5, 1999, we announced a 12-month stock repurchase program for up to 10 million shares of our common stock. We purchased a total of 3.1 million shares at an approximate cost of $66 million through February 2000. The repurchase program was suspended as a result of the Mirage acquisition and subsequently expired.

        On December 13, 1999, our Board of Directors approved a two-for-one split of our common stock and declared an initial quarterly cash dividend of $0.10 per share, after giving effect to the stock split. The additional shares were distributed on February 25, 2000 to stockholders of record on February 10, 2000. The cash dividend totaling approximately $11 million was paid on March 1, 2000 to stockholders of record on February 10, 2000. All references to share and per share data herein have been adjusted retroactively to give effect to the stock split. Concurrently, the Board of Directors increased the number of authorized shares of our common stock from 75 million shares to 300 million shares. As a result of the Mirage acquisition, we announced on April 19, 2000 the discontinuance of the quarterly dividend policy.

        On August 29, 2001, we announced a stock repurchase program for up to 10 million shares of our common stock. We purchased a total of 2.2 million shares at an approximate cost of $46 million through December 31, 2001.

        Our debt increased substantially as a result of the Mirage acquisition. We intend to continue our focus on utilizing available free cash flow to reduce indebtedness, as well as to finance our ongoing operations. We expect to finance operations, capital expenditures and existing debt obligations through cash flow from operations, cash on hand, bank credit facilities and, depending on market conditions, public offerings of securities under the shelf registration statement.

Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate borrowings and short-term borrowings under our bank credit facilities and commercial paper program. Since the Mirage acquisition was completed on May 31, 2000, we have issued $1.25 billion of long-term fixed rate debt and reduced outstanding bank credit facility borrowings by $2.20 billion. As a result, as of December 31, 2001, long-term fixed rate borrowings represented approximately 61% of our total borrowings. During June 2001, we entered into interest rate swap agreements designated as fair value hedges of our $500 million principal amount of fixed rate debt due in 2005. During September and October 2001, those swap agreements were terminated and replaced by new agreements designated as fair value hedges of $550 million of fixed rate debt due in 2005 and 2006. We received payments of $13 million representing the fair value of the earlier agreements upon their termination. Under the terms of the agreements, we make payments based on specified spreads over six-month LIBOR, and receive payments equal to the interest payments due on the fixed rate debt. Giving effect to these agreements, our fixed rate and floating rate borrowings represent approximately 51% and 49%, respectively, of total borrowings.

        The following table provides information about our interest rate swaps at December 31, 2001:

Maturity Date	February 1, 2005	October 15, 2006
Notional Value	$300 million	$250 million
Estimated Fair Value	$(6) million	$(7) million
Pay Rate *	4.35%	4.71%
Receive Rate	6.95%	7.25%

*Interest rates are determined in arrears. These rates have been estimated based on implied forward rates in the yield curve.

Recently Issued Accounting Standards

        Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. The statement provides that goodwill will no longer be amortized effective January 1, 2002, but will instead be reviewed for impairment upon adoption of the statement and at least annually thereafter. The balance of goodwill at December 31, 2001 was $103 million. We have not yet completed our initial assessment of potential impairment of this balance.

        Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. The statement requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of the new statement, which is effective for fiscal years beginning after December 15, 2001, is not expected to have a material effect on our financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We incorporate by reference the information appearing under "Market Risk" in Item 7 of this Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Consolidated Financial Statements and Notes to Consolidated Financial Statements, referred to in Item 14(a)(1) of this Form 10-K, are included at pages 57 to 82 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        We incorporate by reference the information appearing under "Executive Officers of the Registrant" in Item 1 of this Form 10-K and under "Election of Directors" in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about March 29, 2002 (the "Proxy Statement").

ITEM 11.    EXECUTIVE COMPENSATION

        We incorporate by reference the information appearing under "Executive Compensation and Other Information" in the Proxy Statement.

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
Included in Part II of this Report:
Report of Independent Public Accountants
Consolidated Balance Sheets—December 31, 2001 and 2000
Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Income
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a)(2).	Financial Statement Schedules.
Included in Part IV of this Report:
Years Ended December 31, 2001, 2000 and 1999
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
3(5)
Amended and Restated Bylaws of the Company, effective January 1, 2001 (incorporated by reference to Exhibit 3(5) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 10-K")).

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
4(11)
First Supplemental Indenture, dated as of September 15, 2000, among the Company, Bellagio Merger Sub, LLC and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4(11) to the 2000 10-K).
4(12)
First Supplemental Indenture, dated as of September 30, 2000, among the Company, Bellagio Merger Sub, LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(12) to the 2000 10-K).
4(13)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1996 Indenture (incorporated by reference to Exhibit 4(13) to the 2000 10-K).

4(14)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1997 Indenture (incorporated by reference to Exhibit 4(14) to the 2000 10-K).
4(15)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1998 Indenture (incorporated by reference to Exhibit 4(15) to the 2000 10-K).
4(16)
Second Supplemental Indenture, dated as of December 31, 2000, among the Company, MGM Grand Hotel & Casino Merger Sub, LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(16) to the 2000 10-K).
4(17)
Second Supplemental Indenture, dated as of December 31, 2000, among the Company, MGM Grand Hotel & Casino Merger Sub, LLC and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4(17) to the 2000 10-K).
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
10.1(3)
Loan Agreement, dated as of March 31, 1999, among MGM Grand Detroit II, LLC, as Borrower, the Lenders, Syndication Agent and Documentation Agent therein named and Bank of America National Trust and Savings Association, as Administrative Agent, and Nationsbanc Montgomery Securities LLC, as Lead Arranger and Sole Book Manager (without schedules or exhibits) (incorporated by reference to Exhibit 10.1(3) to the 2000 10-K).
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
10.1(7)
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
10.1(9)
Guarantee, dated as of May 31, 2000, by certain subsidiaries of the Company, in favor of The Chase Manhattan Bank, as successor in interest to PNC Bank, National Association, as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.4 to the May 2000 8-K).
10.1(10)
Schedule setting forth material details of the Guarantee, dated as of May 31, 2000, by certain subsidiaries of the Company, in favor of U.S. Trust Company, National Association (formerly known as U.S. Trust Company of California, N.A.), as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.5 to the May 2000 8-K).
10.1(11)
Guarantee (Mirage Resorts, Incorporated 7.25% Senior Notes Due October 15, 2006), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of Firstar Bank of Minnesota, N.A., as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.6 to the May 2000 8-K).
10.1(12)
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
10.1(14)
Instrument of Joinder, dated as of May 31, 2000, by MRI and certain of its wholly owned subsidiaries, in favor of the beneficiaries of the Guarantees referred to therein (incorporated by reference to Exhibit 10.9 to the May 2000 8-K).

10.1(15)
Omnibus Amendment Agreement, dated as of September 6, 2000, among the Company, as Borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks therein named and Bank of America, N.A., as Administrative Agent (incorporated by reference by Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 6, 2000).
10.1(16)
Second Omnibus Amendment Agreement, dated as of December 21, 2000, among the Company, as Borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks therein named and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1(17) to the 2000 10-K).
10.1(17)
Amendment and Restated 364-Day Loan Agreement, dated as of April 6, 2001, among the Company, as Borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks, Syndication Agent, Documentation Agents and Co- Documentation Agents therein named and Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (the "March 2001 10-Q")).
10.1(18)
Third Amendment Agreement, dated as of April 6, 2001, among the Company, as Borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks therein named and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the March 2001 10-Q).
10.1(19)
Fourth Amendment Agreement, dated as of December 11, 2001, among the Company, as borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks therein named and Bank of America, N.A., as Administrative Agent.
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
10.2(7)	Letter agreement, dated March 21, 2000, amending the Elizabeth Properties Trust Lease (incorporated by reference to Exhibit 10.2(7) to the 2000 10-K).
*10.3(1)	Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10(1) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 10-K")).
*10.3(2)	Incentive Stock Option Plan (incorporated by reference to Exhibit 10(2) to the 1996 10-K).
*10.3(3)	1997 Nonqualified Stock Option Plan, giving effect to amendment approved by the Company's shareholders on August 1, 2000 (incorporated by reference to Exhibit 10.3 to the September 2000 10-Q).
*10.3(4)	1997 Incentive Stock Option Plan, giving effect to amendment approved by the Company's shareholders on August 1, 2000 (incorporated by reference to Exhibit 10.4 to the September 2000 10-Q).
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
*10.3(8)	Employment Agreement, dated as of June 1, 2000, between the Company and John T. Redmond (incorporated by reference to Exhibit 10.2 to the June 2000 10-Q).
*10.3(9)	Employment Agreement, dated as of June 1, 2000, between the Company and Daniel M. Wade (incorporated by reference to Exhibit 10.3 to the June 2000 10-Q).
*10.3(10)	Employment Agreement, dated as of June 1, 2000, between the Company and James J. Murren (incorporated by reference to Exhibit 10.4 to the June 2000 10-Q).
*10.3(11)	Employment Agreement, dated as of June 1, 2000, between the Company and Gary N. Jacobs (incorporated by reference to Exhibit 10.5 to the June 2000 10-Q).

*10.3(12)	Non-Qualified Deferred Compensation Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.3(12) to the 2000 10-K).
*10.3(13)	Supplemental Executive Retirement Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.3(13) to the 2000 10-K).
*10.3(14)	Employment Agreement, dated as of July 9, 2001, between the Company and William J. Hornbuckle.
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
10.4(13)
H-Tract Tri-Party Agreement, dated October 18, 2000, among Marina District Development Company, MAC, CORP. and the City of Atlantic City (without exhibits) (incorporated by reference to Exhibit 10.4(13) to the 2000 10-K).
10.4(14)
A Fourth Amendment to the May 3, 1996 Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated October 18, 2000 (without exhibits) (incorporated by reference to Exhibit 10.4(14) to the 2000 10-K).
10.4(15)
Contribution and Adoption Agreement, dated as of December 13, 2000, among Marina District Development Holding Co., LLC, MAC, CORP. and Boyd Atlantic City, Inc. (incorporated by reference to Exhibit 10.4(15) to the 2000 10-K).
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
10.5(4)	Second Amendment to the Amended and Restated Development Agreement, dated December 1999 (incorporated by reference to Exhibit 10(24) to the 1999 10-K).
10.5(5)	Third Amendment to the Amended and Restated Development Agreement, dated November 30, 2000.
10.5(6)	Fourth Amendment to the Amended and Restated Development Agreement, dated November 2001.
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
10.7	Stock Purchase Agreement, dated as of April 14, 2000, between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.6 to the June 2000 10-Q).
10.8
Casino Operator's Agreement, dated March 12, 2001, between Timothy Denney Baldwin, Minister for Racing, Gaming and Licensing, Diamond Leisure Pty. Limited and MGM Grand Australia Pty Ltd. (incorporated by reference to Exhibit 10.1 to the March 2001 10-Q).
21	List of subsidiaries of the Company.
23	Consent of Arthur Andersen LLP.
99	Letter confirming receipt of representation letter from Arthur Andersen LLP.

*
Management contract or compensatory plan or arrangement.

(b)
Reports on Form 8-K.

        We filed the following Current Reports on Form 8-K during the three-month period ended December 31, 2001:

        Current Report on Form 8-K, dated October 1, 2001, filed by the Company on October 2, 2001, in which events under Item 5, Other Events, and Item 7, Financial Statements and Exhibits, were reported.

        Current Report on Form 8-K, dated October 30, 2001, filed by the Company on November 2, 2001, in which events under Item 5, Other Events, and Item 7, Financial Statements and Exhibits, were reported.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
of MGM MIRAGE

        We have audited the accompanying consolidated balance sheets of MGM MIRAGE (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MGM MIRAGE and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

        Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule of Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Las Vegas, Nevada
January 31, 2002

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of December 31,
	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$208,971	$227,968
Accounts receivable, net	144,374	236,650
Inventories	78,037	86,279
Income tax receivable	12,077	11,264
Deferred income taxes	148,845	162,934
Prepaid expenses and other	69,623	70,549

Total current assets	661,927	795,644

Property and equipment, net	8,891,645	9,064,233
Other assets
Investment in unconsolidated affiliates	632,949	521,807
Goodwill, net	103,059	54,281
Deposits and other assets, net	207,863	298,636

Total other assets	943,871	874,724

	$10,497,443	$10,734,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$75,787	$65,317
Current portion of long-term debt	168,079	521,308
Accrued interest on long-term debt	78,938	77,738
Other accrued liabilities	565,106	568,842

Total current liabilities	887,910	1,233,205

Deferred income taxes	1,746,272	1,730,158
Long-term debt	5,295,313	5,348,320
Other long-term obligations	57,248	40,473
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value: authorized 300,000,000 shares, issued 163,685,876 and 163,189,205 shares; outstanding 157,396,176 and 159,130,205 shares	1,637	1,632
Capital in excess of par value	2,049,841	2,041,820
Treasury stock, at cost (6,289,700 and 4,059,000 shares)	(129,399)	(83,683)
Retained earnings	597,771	427,956
Other comprehensive loss	(9,150)	(5,280)

Total stockholders' equity	2,510,700	2,382,445

	$10,497,443	$10,734,601

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2001	2000	1999
Revenues
Casino	$2,163,808	$1,785,978	$818,992
Rooms	846,215	614,707	258,364
Food and beverage	723,745	511,180	178,300
Entertainment, retail and other	646,105	457,898	187,803
Income from unconsolidated affiliate	36,816	22,068	6,084

	4,416,689	3,391,831	1,449,543
Less—promotional allowances	407,071	286,343	112,606

	4,009,618	3,105,488	1,336,937

Expenses
Casino	1,127,065	859,305	392,174
Rooms	239,725	183,760	82,862
Food and beverage	415,015	297,602	103,022
Entertainment, retail and other	425,536	287,665	113,848
Provision for doubtful accounts	71,244	42,016	19,597
General and administrative	597,899	438,082	203,775
Preopening expenses and other	5,106	5,624	71,496
Restructuring costs	23,721	23,519	—
Write-downs and impairments	47,955	102,225	—
Depreciation and amortization	390,726	293,181	126,610

	3,343,992	2,532,979	1,113,384

Operating profit	665,626	572,509	223,553
Corporate expense	37,724	34,793	13,685

Operating income	627,902	537,716	209,868

Non-operating income (expense)
Interest income	6,106	12,964	2,142
Interest expense, net	(349,478)	(272,856)	(59,853)
Interest expense from unconsolidated affiliate	(2,370)	(2,043)	(1,058)
Other, net	(4,571)	(741)	(946)

	(350,313)	(262,676)	(59,715)

Income before income taxes, extraordinary item and cumulative effect of change in accounting principle	277,589	275,040	150,153
Provision for income taxes	(106,996)	(108,880)	(55,029)

Income before extraordinary item and cumulative effect of change in accounting principle	170,593	166,160	95,124
Extraordinary item
Loss on early retirements of debt, net of income tax benefits of $419, $2,983 and $484	(778)	(5,416)	(898)
Cumulative effect of change in accounting principle Preopening costs, net of income tax benefit of $4,399	—	—	(8,168)

Net income	$169,815	$160,744	$86,058

Basic Income Per Share of Common Stock
Income before extraordinary item and cumulative effect of change in accounting principle	$1.07	$1.15	$0.82
Extraordinary item—loss on early retirements of debt, net	—	(0.04)	(0.01)
Cumulative effect of change in accounting principle—preopening costs, net	—	—	(0.07)

Net income per share	$1.07	$1.11	$0.74

Diluted Income Per Share of Common Stock
Income before extraordinary item and cumulative effect of change in accounting principle	$1.06	$1.13	$0.80
Extraordinary item—loss on early retirements of debt, net	—	(0.04)	(0.01)
Cumulative effect of change in accounting principle—preopening costs, net	—	—	(0.07)

Net income per share	$1.06	$1.09	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities
Net income	$169,815	$160,744	$86,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	390,726	293,181	126,610
Amortization of debt discount and issuance costs	30,505	31,257	1,958
Provision for doubtful accounts	71,244	42,016	19,597
Loss on early retirements of debt	1,197	8,399	1,382
Cumulative effect of change in accounting principle	—	—	12,567
Write-downs and impairments	47,955	102,225	—
Income from unconsolidated affiliate	(34,446)	(20,025)	(5,026)
Distributions from unconsolidated affiliate	36,000	24,000	—
Deferred income taxes	65,619	35,595	27,489
Changes in assets and liabilities:
Accounts receivable	23,726	(57,281)	(13,884)
Inventories	7,464	4,293	(4,067)
Income taxes receivable and payable	(8,512)	71,754	(5,966)
Prepaid expenses	1,070	(2,731)	(9,332)
Accounts payable, accrued liabilities and other	(8,617)	100,611	52,491

Net cash provided by operating activities	793,746	794,038	289,877

Cash flows from investing activities
Purchases of property and equipment	(327,936)	(336,499)	(375,260)
Acquisition of Primadonna Resorts, Inc., net of cash acquired	—	—	(13,346)
Acquisition of Mirage Resorts, Incorporated, net of cash acquired	—	(5,315,466)	—
Dispositions of property and equipment	26,840	150,172	6,487
Investment in joint venture	(38,250)	—	—
Change in construction payable	3,368	(14,361)	(9,507)
Other	(16,227)	(17,018)	4,933

Net cash used in investing activities	(352,205)	(5,533,172)	(386,693)

Cash flows from financing activities
Net borrowing (repayment) under bank credit facilities	(819,704)	2,182,386	756,045
Issuance of long-term debt	400,000	1,547,052	—
Retirements of debt	—	—	(374,500)
Debt issuance costs	(8,529)	(75,099)	—
Purchases of treasury stock	(45,716)	(52,579)	(295,235)
Sale of treasury stock	—	474,720	—
Cash dividend paid	—	(11,341)	—
Issuance of common stock	9,974	780,441	50,072
Other	3,437	—	—

Net cash provided by (used in) financing activities	(460,538)	4,845,580	136,382

Cash and cash equivalents
Net increase (decrease) for the year	(18,997)	106,446	39,566
Balance, beginning of year	227,968	121,522	81,956

Balance, end of year	$208,971	$227,968	$121,522

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$317,773	$200,716	$56,035
State and federal income taxes paid	19,342	30,537	26,068

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

For the Years Ended December 31, 2001, 2000 and 1999

	Common Stock
	Shares Outstanding	Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances, December 31, 1998	104,066,188	$1,161	$968,199	$(210,589)	$192,606	$(3,146)	$948,231
Net income	—	—	—	—	86,058	—	86,058
Currency translation adjustment	—	—	—	—	—	1,997	1,997

Total comprehensive income	—	—	—	—	—	—	88,055
Issuance of common stock pursuant to stock option grants	3,358,254	33	43,096	—	(16)	—	43,113
Issuance of common stock for Primadonna merger	19,020,606	190	243,371	—	(95)	—	243,466
Purchases of treasury stock	(12,565,200)	—	—	(295,235)	—	—	(295,235)
Tax benefit from stock option exercises	—	—	6,959	—	—	—	6,959
Dividend payable	—	—	—	—	(11,388)	—	(11,388)

Balances, December 31, 1999	113,879,848	1,384	1,261,625	(505,824)	267,165	(1,149)	1,023,201

Net income	—	—	—	—	160,744	—	160,744
Currency translation adjustment	—	—	—	—	—	(4,131)	(4,131)

Total comprehensive income	—	—	—	—	—	—	156,613
Issuance of common stock pursuant to stock option grants	1,244,157	13	16,880	—	—	—	16,893
Issuance of common stock in private placement	46,500,000	235	756,368	474,720	—	—	1,231,323
Purchases of treasury stock	(2,493,800)	—	—	(52,579)	—	—	(52,579)
Tax benefit from stock option exercises	—	—	6,947	—	—	—	6,947
Dividend payment adjustment	—	—	—	—	47	—	47

Balances, December 31, 2000	159,130,205	1,632	2,041,820	(83,683)	427,956	(5,280)	2,382,445

Net income	—	—	—	—	169,815	—	169,815
Currency translation adjustment	—	—	—	—	—	(2,086)	(2,086)
Derivative loss from unconsolidated affiliate	—	—	—	—	—	(1,784)	(1,784)

Total comprehensive income	—	—	—	—	—	—	165,945
Issuance of common stock pursuant to stock option grants	496,671	5	5,884	—	—	—	5,889
Purchases of treasury stock	(2,230,700)	—	—	(45,716)	—	—	(45,716)
Tax benefit from stock option exercises	—	—	2,137	—	—	—	2,137

Balances, December 31, 2001	157,396,176	$1,637	$2,049,841	$(129,399)	$597,771	$(9,150)	$2,510,700

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

        MGM MIRAGE (the "Company"), formerly known as MGM Grand, Inc., is a Delaware corporation, incorporated on January 29, 1986. As of December 31, 2001, approximately 52% of the outstanding shares of the Company's common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian.

        On May 31, 2000, the Company completed the acquisition (the "Mirage Acquisition") of Mirage Resorts, Incorporated ("Mirage") (see Note 3). Mirage, through wholly owned subsidiaries, owns and operates the following hotel, casino and entertainment resorts: Bellagio, a European-style luxury resort; The Mirage, a tropically-themed destination resort; Treasure Island at The Mirage, a Caribbean-themed hotel and casino resort; and the Boardwalk Hotel and Casino, all of which are located on the Las Vegas Strip. Mirage owns a 50% interest in the joint venture that owns and operates the Monte Carlo Resort & Casino, a palatial-style hotel and casino also located on the Las Vegas Strip. Mirage owns and operates Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip properties. Mirage also owns and operates the Golden Nugget, a hotel and casino in downtown Las Vegas, the Golden Nugget-Laughlin, located in Laughlin, Nevada, and Beau Rivage, a beachfront resort located in Biloxi, Mississippi.

        Through wholly owned subsidiaries, the Company owns and operates the MGM Grand Hotel and Casino ("MGM Grand Las Vegas"), a hotel, casino and entertainment complex, and New York-New York Hotel and Casino, a destination resort, both located on the Las Vegas Strip. The Company, through wholly owned subsidiaries, also owns and operates three resorts located in Primm, Nevada at the California/Nevada state line: Whiskey Pete's, Buffalo Bill's and the Primm Valley Resort (the "Primm Properties"), as well as two championship golf courses located near the Primm Properties. Prior to March 1, 1999, the Company was a 50% owner of New York-New York. The remaining 50% interest, along with the Primm Properties and the nearby golf courses, were acquired via the acquisition of Primadonna Resorts, Inc. on March 1, 1999 (the "Primadonna Acquisition") (see Note 3).

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

        Through its wholly owned subsidiary, MGM Grand South Africa, Inc., the Company manages three permanent casinos and one interim casino in the Republic of South Africa. The Company receives management fees from its partner, Tsogo Sun Gaming & Entertainment, which is responsible for providing all project costs. The Company has entered into an agreement to sell its operations in South Africa. The transaction, which is subject to regulatory approval, is expected to be completed in the second quarter of 2002.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

        Principles of consolidation.    The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method (see Note 13). All significant intercompany balances and transactions have been eliminated in consolidation.

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

        Cash and cash equivalents.    Cash and cash equivalents include investments in bank certificates of deposit and other interest bearing instruments with initial maturities of three months or less. Such investments are carried at cost which approximates market value.

        Concentrations of credit risk.    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable.

        The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. At December 31, 2001, a substantial portion of the Company's receivables was due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

        An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their carrying amount, which approximates fair value. Management believes that as of December 31, 2001, no significant concentrations of credit risk existed for which an allowance had not already been determined and recorded.

        Inventories.    Inventories generally consist of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

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

        Goodwill.    Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. The Company's goodwill relates to the 1995 acquisition of MGM Grand Australia and the 2000 Mirage Acquisition. The Company has historically amortized goodwill on a straight-line basis over 40 years.

        Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. The statement provides that goodwill will no longer be amortized effective

January 1, 2002, but will instead be reviewed for impairment upon adoption of the statement and at least annually thereafter. The balance of goodwill at December 31, 2001 was $103 million. The Company has not yet completed its initial assessment of potential impairment of this balance.

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

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Rooms	$66,702	$40,346	$18,627
Food and beverage	187,477	124,750	42,681
Other	19,203	22,516	11,701

	$273,382	$187,612	$73,009

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

        Advertising.    The Company expenses advertising costs the first time the advertising takes place. Advertising expense included in general and administrative expenses was $47 million, $41 million and $29 million for 2001, 2000 and 1999, respectively.

        Preopening expense.    Effective January 1, 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that all companies expense costs of start-up activities as those costs are incurred. The term "start-up" includes preopening, pre-operating and organization activities. As a result of the adoption of SOP 98-5, in 1999 the Company recognized a cumulative effect of the accounting change (net of tax) of $8 million, relating principally to its development project in Detroit.

        Related parties.    The Company's related party transactions generally fall into the following categories:

        — Payment of license fees to an entity affiliated through common ownership

        — Payment of professional fees to firms affiliated with certain of our directors

        — Payment to certain directors for consulting services outside of the scope of their duties as directors

        — Rental of aircraft from entities affiliated through common ownership.

        Such transactions aggregated $3 million in 2001, $7 million in 2000 and $2 million in 1999, and included aggregate payments of $5 million for legal fees and $2 million for license fees.

        Income per share of common stock.    The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	158,771	145,300	116,580
Potential dilution from the assumed exercise of common stock options	2,051	2,601	3,506

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	160,822	147,901	120,086

        Reclassification.    The consolidated financial statements for prior years reflect certain reclassifications to conform with the current year presentation, which have no effect on previously reported net income.

        In the fourth quarter of 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." EITF 00-14 requires that sales incentives be recorded as a reduction of revenue. The Company's existing policy related to rooms, food and beverage and other non-casino revenues complied with EITF 00-14. The Company adopted EITF 00-14 in the first quarter of 2001 as it related to incentives to induce casino play, which were previously classified as operating expenses. Incentives of $85 million for 2000 and $41 million for 1999 have been reclassified to conform to the current presentation, with no effect on previously reported operating income or net income.

        In the first quarter of 2001, the EITF reached a consensus on certain issues in EITF 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that the redemption of points, such as points earned in slot players clubs, be recorded as a reduction of revenue. The Company adopted the consensus provisions of EITF 00-22 in the first quarter of 2001. Slot club incentives of $41 million for 2000 and $12 million for 1999, previously recorded as operating expenses, have been reclassified to conform to the current presentation, with no effect on previously recorded operating income or net income.

NOTE 3—ACQUISITIONS

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

        The following unaudited pro forma consolidated financial information for the Company has been prepared assuming both the Primadonna Acquisition and Mirage Acquisition had occurred on January 1, 1999:

	Year Ended December 31,
	2000	1999
	(In thousands, except per share amounts)
Net Revenues	$4,162,325	$3,770,353

Operating Income	$711,368	$538,536

Income before Extraordinary Item and Cumulative Effect of Change in Accounting Principle	$190,380	$109,987

Net Income	$184,964	$70,343

Basic Earnings per Share
Income before Extraordinary Item and Cumulative Effect of Change in Accounting Principle	$1.20	$0.66

Net Income	$1.16	$0.42

Weighted Average Basic Shares Outstanding	158,932	165,590

Diluted Earnings per Share
Income before Extraordinary Item and Cumulative Effect of Change in Accounting Principle	$1.18	$0.65

Net Income	$1.15	$0.41

Weighted Average Diluted Shares Outstanding	161,533	169,769

        This unaudited pro forma consolidated financial information is not necessarily indicative of what the Company's actual results would have been had the acquisitions been completed on January 1, 1999, or of future results.

NOTE 4—ACCOUNTS RECEIVABLE, NET

        Accounts receivable consisted of the following:

	At December 31,
	2001	2000
	(In thousands)
Casino	$189,434	$239,382
Hotel	41,408	57,102
Other	16,504	23,556

	247,346	320,040
Less: Allowance for doubtful accounts	(102,972)	(83,390)

	$144,374	$236,650

NOTE 5—PROPERTY AND EQUIPMENT, NET

        Property and equipment consisted of the following:

	At December 31,
	2001	2000
	(In thousands)
Land	$4,116,008	$4,208,653
Buildings and improvements	3,740,468	3,628,126
Equipment, furniture, fixtures and leasehold improvements	1,770,270	1,654,154
Equipment under capital lease	4,994	26,256
Construction in progress	261,635	191,443

	9,893,375	9,708,632
Less accumulated depreciation and amortization	(1,001,730)	(644,399)

	$8,891,645	$9,064,233

NOTE 6—OTHER ACCRUED LIABILITIES

        Other accrued liabilities consisted of the following:

	At December 31,
	2001	2000
	(In thousands)
Accrued salaries and related	$176,494	$146,030
Casino front money	63,421	76,706
Casino chip liability	53,201	56,639
Other liabilities	271,990	289,467

	$565,106	$568,842

NOTE 7—LONG-TERM DEBT

        Long-term debt consisted of the following:

	At December 31,
	2001	2000
	(In thousands)
$2.0 Billion Revolving Credit Facility	$1,949,800	$1,634,500
$1.3 Billion Term Loan	—	461,000
$800 Million (Previously $1.0 Billion) Revolving Credit Facility	207,000	810,000
MGM Grand Detroit, LLC Credit Facility, due 2003	—	65,000
Australian Bank Facility, due 2004	17,306	25,468
$300 Million 6.95% Senior Notes, due 2005, net	299,249	296,568
$200 Million 6.625% Senior Notes, due 2005, net	189,847	181,442
$250 Million 7.25% Senior Notes, due 2006, net	221,427	225,313
$710 Million 9.75% Senior Subordinated Notes, due 2007, net	703,204	701,949
$200 Million 6.75% Senior Notes, due 2007, net	176,196	173,093
$200 Million 6.75% Senior Notes, due 2008, net	174,426	171,446
$200 Million 6.875% Senior Notes, due 2008, net	198,215	197,922
$850 Million 8.50% Senior Notes, due 2010, net	845,610	845,103
$400 Million 8.375% Senior Subordinated Notes, due 2011	400,000	—
$100 Million 7.25% Senior Debentures, due 2017, net	79,982	79,450
Other Notes	1,130	1,374

	5,463,392	5,869,628
Less Current Portion	(168,079)	(521,308)

	$5,295,313	$5,348,320

        Total interest incurred during 2001, 2000 and 1999 was $428 million, $364 million and $76 million, respectively, of which $79 million, $91 million and $16 million, respectively, was capitalized.

        On April 11, 2000, the Company entered into three senior credit agreements providing for bank financing totaling $4.3 billion from syndicates of banks each led by Bank of America, N.A. (collectively, the "Senior Facilities"). The Senior Facilities consisted of (1) a $2.0 billion senior revolving credit facility which matures on May 31, 2005 (the "$2.0 billion Revolving Credit Facility") which amended, extended and increased a $1.25 billion facility; (2) a $1.0 billion senior revolving credit facility which matured on April 6, 2001 and was replaced by an $800 million senior revolving credit facility which matures on April 5, 2002 (the "$800 million Revolving Credit Facility"); and (3) a $1.3 billion senior term loan which matured on April 6, 2001 (the "$1.3 billion Term Loan"). Interest on the Senior Facilities is based on the bank reference rate or Eurodollar rate. As of December 31, 2001 and 2000, the Company's borrowing rate was approximately 3.2% and 7.8%, respectively. The Senior Facilities contain certain covenants, including the requirement to maintain certain financial ratios. On May 31, 2000, the Company borrowed $4.21 billion under the Senior Facilities to fund the Mirage Acquisition, refinance certain indebtedness of Mirage and the Company, pay fees and expenses in connection with the Mirage Acquisition and for general corporate purposes. On September 15, 2000, the Company used the proceeds from the issuance of senior notes to repay $839 million of the $1.3 billion Term Loan. The remaining balance was repaid during the first quarter of 2001, principally using the proceeds of a senior subordinated note offering. The Company intends to refinance the remaining balance of the $800 million Revolving Credit Facility prior to or upon maturity through its renewal or through other financing alternatives. Stand-by letters of credit totaling $50 million were outstanding as of December 31, 2001 under the $2.0 billion Revolving Credit Facility, principally to support municipal financing used in connection with the proposed MGM Grand Detroit permanent casino.

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

        The Company established a commercial paper program during 2001 that provides for the issuance, on a revolving basis, of up to $500 million outstanding principal amount of uncollateralized short-term notes. The Company is required to maintain credit availability under its revolving credit facility equal to the outstanding principal amount of commercial paper borrowings. No commercial paper borrowings were outstanding at December 31, 2001.

        In connection with the Mirage Acquisition, all of the outstanding Mirage senior notes and debentures became obligations of the Company. The notes and debentures are in various tranches as follows: (1) $200 million 6.625% senior notes due February 2005; (2) $250 million 7.25% senior notes due October 2006; (3) $200 million 6.75% senior notes due August 2007; (4) $200 million 6.75% senior notes due February 2008; and (5) $100 million 7.25% senior debentures due August 2017 (collectively, the "Mirage Notes"). The Mirage Notes as well as the Company's other senior notes are pari passu with the Senior Facilities and contain various restrictive covenants, in general similar to the Senior Facilities.

        The Company and each of its material subsidiaries, including Mirage but excluding MGM Grand Detroit, LLC, are directly liable for or unconditionally guarantee the Senior Facilities, the senior notes, the Mirage Notes and the senior subordinated notes. MGM Grand Detroit, LLC is a guarantor under the Senior Facilities, but only to the extent that the proceeds of borrowings under such facilities are made available to MGM Grand Detroit, LLC. As of December 31, 2001, the Company was in compliance with all covenant provisions associated with the aforementioned obligations.

        During January 2002, Moody's Investors Service lowered its rating on the Company's senior notes to one level below investment grade. As a result, substantially all of the Company's assets other than assets of its foreign subsidiaries and certain assets in use at MGM Grand Detroit have been pledged as collateral for the Company's senior notes and the Senior Facilities.

        The Company attempts to limit its exposure to interest rate risk by managing the mix of its long-term fixed rate borrowings and short-term borrowings under its bank credit facilities and commercial paper program. Since the Mirage Acquisition was completed on May 31, 2000, the Company has issued $1.25 billion of long-term fixed rate debt and reduced outstanding bank credit facility borrowings by $2.20 billion. As a result, as of December 31, 2001, long-term fixed rate borrowings represented approximately 61% of the Company's total borrowings. During June 2001, the Company entered into interest rate swap agreements designated as fair value hedges of its $500 million of fixed rate debt due in 2005. During September and October 2001, those swap agreements were terminated and replaced by new agreements designated as fair value hedges of $550 million of fixed rate debt due in 2005 and 2006. Under the terms of these agreements, the Company makes payments based on specified spreads over six-month LIBOR, and receives payments equal to the interest payments due on the fixed rate debt. Giving effect to these agreements, the Company's fixed rate and floating rate borrowings represent approximately 51% and 49%, respectively, of total borrowings.

        The interest rate swap agreements qualify for the "shortcut" method allowed under Statement of Financial Accounting Standards No. 133, which allows an assumption of no ineffectiveness in the hedging relationship. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instruments is recorded as an asset or liability on the Company's balance sheet, with an offsetting adjustment to the carrying value of the related debt. Other long-term obligations in the accompanying December 31, 2001 consolidated balance sheet include $13 million representing the fair value of the interest rate swap agreements at that date, with a corresponding aggregate decrease in the carrying value of the Company's 6.95% senior notes due in 2005 and 7.25% senior notes due in 2006. This is the principal amount the Company would have been required to pay had the swap agreements been terminated on that date. The Company received payments totaling $13 million during September and October 2001 upon the termination of swap agreements as described above. This amount was added to the carrying value of the Company's 6.95% and 6.625% senior notes due in 2005, and will be amortized and recorded as a reduction in interest expense over the remaining life of those notes.

        Maturities of the Company's long-term debt as of December 31, 2001 are as follows:

(In thousands)
Years ending December 31,
2002	$213,358
2003	6,352
2004	5,164
2005	2,449,945
2006	250,157
Thereafter	2,660,260

5,585,236
Debt discount	(120,908)
Swap valuation adjustment	(12,758)
Swap deferred gain	11,822

$5,463,392

        Amounts due in 2002 for which borrowing capacity was available under the Company's long-term credit facilities have been excluded from current liabilities in the accompanying consolidated balance sheet.

        The estimated fair value of the Company's long-term debt at December 31, 2001 was approximately $5.59 billion, versus its book value of approximately $5.46 billion. At December 31, 2000, the estimated fair value of the Company's long-term debt was approximately $6.01 billion, versus its book value of approximately $5.87 billion. The estimated fair value of the Company's public debt securities was based on quoted market prices on or about December 31, 2001 and 2000. The estimated fair value of the Company's outstanding credit facility borrowings was assumed to approximate book value due to the short-term nature of the borrowings.

NOTE 8—COMMITMENTS AND CONTINGENCIES

        Leases.    The Company leases real estate and various equipment under operating and, to a lesser extent, capital lease arrangements. Certain real estate leases provide for escalation of rent based upon a specified price index and/or based upon periodic appraisals.

        At December 31, 2001, the Company was obligated under non-cancelable operating leases and capital leases to make future minimum lease payments as follows:

	Operating Leases	Capital Leases
	(In thousands)
Years ending December 31,
2002	$16,603	$1,131
2003	13,579	1,209
2004	10,873	63
2005	8,733	—
2006	8,709	—
Thereafter	346,275	—

Total minimum lease payment	$404,772	2,403

Amount representing interest		(187)

Total obligation under capital leases		2,216
Less: amount due within one year		(1,110)

Amount due after one year		$1,106

        The current and long-term obligations under capital leases are included in the "Other accrued liabilities" and "Other long-term obligations" captions, respectively, in the accompanying consolidated balance sheets.

        Rental expense for operating leases was $24 million, $18 million and $9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        Litigation.    The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

NOTE 9—STOCKHOLDERS' EQUITY

        On March 1, 1999, the Company issued approximately 19 million shares of its common stock valued at approximately $244 million in connection with the Primadonna Acquisition.

        On June 10, 1999, the Company announced a $25.00 per share tender offer for up to 12 million shares of its common stock. The offer commenced on June 17, 1999 and expired on July 23, 1999. Based upon the final results, 30.2 million shares of the Company's common stock were tendered, and accordingly, the shares were prorated. The total acquisition cost of the 12 million shares was approximately $282 million. The Company recognized certain non-recurring compensation costs totaling approximately $19 million related to exercisable options that were tendered.

        On August 5, 1999, the Company announced a 12-month stock repurchase program for up to 10 million shares of its common stock. The Company purchased a total of 3.1 million shares for an approximate cost of $66 million through February 2000. The repurchase program was suspended as a result of the Mirage Acquisition and subsequently expired.

        On December 13, 1999, the Board of Directors approved a two-for-one split of the Company's common stock and declared an initial quarterly cash dividend of $0.10 per share, after giving effect to the stock split. The additional shares were distributed on February 25, 2000 to stockholders of record on February 10, 2000. All references to share and per share data herein have been adjusted retroactively to give effect to the stock split. Concurrently, the Board of Directors increased the number of authorized shares of the Company's common stock from 75 million shares to 300 million shares. As a result of the Mirage Acquisition, the Company announced on April 19, 2000 the discontinuance of the quarterly dividend policy.

        On April 18, 2000, the Company completed a private placement of 46.5 million shares of its common stock for a total purchase price of $1.23 billion. On May 18, 2000, as required by the private placement agreement, the Company filed a shelf registration statement to register the resale of these shares. Tracinda Corporation purchased 23 million shares in the private placement.

        On August 29, 2001, the Company announced a stock repurchase program for up to 10 million shares of its common stock. The Company purchased a total of 2.2 million shares at a total cost of $46 million through December 31, 2001.

NOTE 10—STOCK OPTION PLANS

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

        On November 13, 2001, the Company offered its employees and members of its Board of Directors the opportunity to exchange all outstanding stock options to purchase shares of Company common stock which had an exercise price of at least $23.00 per share for replacement options equal to 90% of the number of eligible options surrendered. On December 12, 2001, the Company accepted for cancellation approximately 5.7 million shares, which represented 52.4% of the options eligible for exchange. Subject to the terms and conditions of the exchange offer, the Company will grant approximately 5.1 million replacement options to an aggregate 199 option holders. The Company intends to grant the replacement options under its 1997 Nonqualified Stock Option Plan no earlier than June 13, 2002, the first business day that is at least six months and one day after the expiration of the offer and no later than July 5, 2002, the fifteenth business day thereafter.

        As of December 31, 2001, the aggregate number of shares subject to options available for grant under all of the plans was 8.4 million. After giving effect to the numbers of options the Company is required to grant pursuant to the terms of the above mentioned exchange offer, the number of shares subject to options available for grant was 3.3 million.

        A summary of the status of the Company's nonqualified stock option and incentive stock option plans for each of the years ended December 31, 2001, 2000 and 1999 is presented below:

	2001		2000		1999
	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price
Outstanding at beginning of year	17,567	$24.22	10,992	$17.00	9,402	$12.89
Granted	905	$29.41	8,738	$31.55	5,712	$21.11
Exercised	(759)	$17.23	(1,244)	$13.36	(3,358)	$12.00
Terminated	(6,664)	$31.49	(919)	$22.98	(764)	$19.00

Outstanding at end of year	11,049	$20.67	17,567	$24.22	10,992	$17.00

Exercisable at end of year	5,664	$18.10	3,536	$15.25	3,006	$14.02

        The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000's)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding (000's)	Weighted Average Exercise Price
$ 4.74 - $ 9.47	75	0.6	$6.92	75	$6.92
$ 9.48 - $14.21	4,289	5.3	$13.09	3,004	$13.03
$14.22 - $18.94	878	5.8	$17.53	376	$16.97
$18.95 - $23.68	911	7.8	$20.64	535	$20.38
$23.69 - $28.41	2,439	7.8	$24.03	1,046	$23.93
$28.42 - $33.15	1,926	8.3	$31.74	494	$32.46
$33.16 - $37.88	531	8.4	$33.43	134	$33.44

	11,049	6.7	$20.67	5,664	$18.10

        Had the Company accounted for these plans under the fair value method allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"),

the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

	Year Ended December 31,
	2001	2000	1999
	(In thousands, except per share amounts)
Net income
As reported	$169,815	$160,744	$86,058

Pro forma	$138,494	$135,455	$77,030

Basic earnings per share
As reported	$1.07	$1.11	$0.74

Pro forma	$0.87	$0.93	$0.66

Diluted earnings per share
As reported	$1.06	$1.09	$0.72

Pro forma	$0.86	$0.92	$0.64

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rates of 4% in 2001 and 6% in 2000 and 1999; no expected dividend yields for the years presented; expected lives of 5, 5 and 8 years, respectively; and expected volatility of 40%, 38% and 36%, respectively. The estimated weighted average fair value of options granted in 2001, 2000 and 1999 was $12.23, $13.25 and $11.15, respectively.

NOTE 11—EMPLOYEE BENEFIT PLANS

        Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $65 million in 2001, $38 million in 2000 and $5 million in 1999 under such plans. The plans' sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any.

        The Company is self-insured for most health care benefits for its non-union employees. The liability for claims filed and estimates of claims incurred but not reported is included in the "Other accrued liabilities" caption in the accompanying consolidated balance sheets.

        The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plans allow employees to defer, within prescribed limits, up to 20% (15% prior to August 1, 2001) of their income on a pre-tax basis through contributions to the plans. The Company matches, within prescribed limits, a portion of eligible employees' contributions. The Company recorded charges for matching contributions of $15 million in 2001, $12 million in 2000 and $6 million in 1999.

        The Company has maintained an employee stock purchase plan. The plan provided eligible employees the opportunity to purchase shares of the Company's common stock via payroll deductions. The price for each share of common stock was the weighted average price paid for all the shares purchased by the plan administrator on behalf of the participating employees on the last trading day of each month. The Company paid the administrative costs of the plan. The plan was discontinued effective February 4, 2002.

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

        The Company implemented a second nonqualified deferred retirement plan effective January 1, 2001 for certain key employees. The plan allows participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax deferred earnings, plus investment earnings on the deferred balances, as a retirement fund. Participants receive a Company match of up to 4% of salary, net of any Company match received under the Company's 401(k) plan. All employee deferrals vest immediately. The Company matching contributions vest ratably over a three-year period. The Company recorded charges for matching contributions of $1 million in 2001.

        The Company implemented a supplemental executive retirement plan (the "SERP") effective January 1, 2001 for certain key employees. The SERP is a nonqualified plan under which the Company makes quarterly contributions which are intended to provide a retirement benefit that is a fixed percentage of a participant's estimated final five-year average annual salary, up to a maximum of 65%. Company contributions and investment earnings on the contributions are tax-deferred and accumulate as a retirement fund. Employees do not make contributions under this plan. A portion of the Company contributions and investment earnings thereon vests after three years of SERP participation and the remaining portion vests after both five years of SERP participation and 10 years of continuous service. The Company recorded expense of $4 million under this plan in 2001.

NOTE 12—INCOME TAXES

        The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. At December 31, 2001, the Company believes that it is more likely than not that its deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income. Accordingly, there is no valuation allowance at December 31, 2001.

        The Company acquired Mirage on May 31, 2000 through a stock merger. The respective deferred tax assets and liabilities of Mirage have been consolidated with the MGM MIRAGE deferred balances, and are reflected in the December 31, 2001 and 2000 deferred tax assets and liabilities below.

        The provision for income taxes and income from continuing operations before extraordinary item and cumulative effect of change in accounting principle for the years ended December 31, 2001, 2000 and 1999 are as follows:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Current—federal	$28,505	$26,303	$26,035
Deferred—federal	69,124	72,322	26,188

Provision for federal income taxes	97,629	98,625	52,223

Current—state	6,156	6,365	803
Deferred—state	366	421	(320)

Provision for city and state income taxes	6,522	6,786	483

Current—foreign	3,436	4,325	2,945
Deferred—foreign	(591)	(856)	(622)

Provision for foreign income taxes	2,845	3,469	2,323

Total	$106,996	$108,880	$55,029

        Reconciliation of the federal income tax statutory rate and the Company's effective tax rate is as follows:

	Year Ended December 31,
	2001	2000	1999
Federal income tax statutory rate	35.0%	35.0%	35.0%
State income tax rate	1.5%	1.6%	0.2%
Permanent and other items	2.1%	3.0%	1.4%

Effective tax rate	38.6%	39.6%	36.6%

        As of December 31, 2001 and 2000, the major tax effected components of the Company's net deferred tax liability are as follows:

	2001	2000
	(In thousands)
Deferred Tax Assets—Federal and State
Bad debt reserve	$48,492	$27,738
Tax credit carryforwards	57,599	64,754
Net operating loss carryforward	18,912	40,382
Preopening costs	67,261	75,810

	192,264	208,684

Deferred Tax Liabilities—Federal and State
Depreciation and amortization	(1,815,686)	(1,804,081)
Accruals, reserves and other	27,291	30,060

	(1,788,395)	(1,774,021)

Deferred Tax Liabilities—Foreign
Depreciation, amortization and other	(1,296)	(1,887)

Net Deferred Tax Liability	$(1,597,427)	$(1,567,224)

        For U.S. federal income tax return purposes, the Company has a net operating loss carryforward of $28 million, which will expire in 2019, an alternative minimum tax credit carryforward of $50 million, which does not expire, and a general business tax credit carryforward of $8 million, which expires in different periods through 2021. For state tax purposes, the Company has a New Jersey net operating loss carryforward of $101 million, which equates to a $6 million deferred tax asset, after federal tax effect. The New Jersey net operating losses will begin to expire in 2002 if not utilized.

        Undistributed earnings of the Company's foreign subsidiaries amounted to $13 million at December 31, 2001. Those earnings are considered to be indefinitely reinvested in the operations of the foreign subsidiaries and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon in accordance with APB Opinion 23.

NOTE 13—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        The Company has investments in unconsolidated affiliates that are accounted for under the equity method. These investments were acquired in the Mirage Acquisition and were recorded at their estimated fair value at the date of acquisition. This value exceeded the Company's share of the net assets of the unconsolidated affiliates by approximately $361 million. Substantially all of this difference relates to the excess of the fair value of land owned by the affiliates over its carrying value on the books of the affiliates. Under the equity method, carrying value is adjusted by the Company's share of earnings, losses and distributions of these companies. The investment balance also includes interest capitalized during construction. Investments in unconsolidated affiliates consist of the following:

	At December 31,
	2001	2000
	(In thousands)
Victoria Partners (50%) (Monte Carlo, Las Vegas, Nevada)	$383,218	$384,773
Marina District Development Company (50%) (The Borgata, Atlantic City, New Jersey, a development-stage enterprise)	249,731	137,034

	$632,949	$521,807

        Summarized balance sheet information of the unconsolidated affiliates at December 31, 2001 and 2000 is as follows:

	2001	2000
	(In thousands)
Current assets	$30,756	$107,590
Property and other assets, net	627,089	447,969
Current liabilities	66,628	31,273
Long-term debt and other liabilities	90,230	87,000
Equity	500,987	437,286

        Summarized results of operations of the unconsolidated affiliates for the years ended December 31, 2001 and 2000 are as follows:

	2001	2000
	(In thousands)
Revenues	$255,864	$276,558
Expenses	190,488	201,412
Operating income	65,376	75,146
Net income	64,161	69,260

NOTE 14—RESTRUCTURING COSTS

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

        In connection with the Mirage Acquisition, management initiated a comprehensive restructuring plan designed to reduce costs and improve efficiencies of the combined operations of the Company. This restructuring resulted in a charge against earnings in the second quarter of 2000 totaling $18 million, primarily related to the accrual of costs associated with contract terminations and staffing reductions of approximately $6 million, the buyout of various leases of approximately $11 million and other related restructuring costs of $1 million. Approximately 125 people were affected by the reductions, primarily at the Company's operating properties (excluding the Mirage properties), relating to duplicative functions within marketing, entertainment, retail, information systems and human resources.

        Approximately $12 million of payments have been applied against the 2000 restructuring accruals, leaving a remaining unpaid balance of $11 million as of December 31, 2001. The remaining balance relates principally to the lease buyouts discussed above.

        During the third quarter of 2001, management responded to a decline in business volumes caused by the September 11 attacks by implementing cost containment strategies which included a significant reduction in payroll and a refocusing of several of the Company's marketing programs. Approximately 6,400 employees (on a full-time equivalent basis) were laid off or terminated, resulting in a $20 million charge against earnings, primarily related to the accrual of severance pay, extended health care coverage and other related costs in connection with these personnel reductions.

        During the fourth quarter of 2001, there were additional personnel reductions related to the September 11 attacks, resulting in a $2 million charge against earnings. An additional $2 million fourth quarter restructuring charge related to the termination of the Holiday Inn franchise agreement at the Boardwalk Hotel and Casino.

        Approximately $8 million of payments have been applied against the 2001 restructuring accruals, leaving a remaining unpaid balance of $16 million at December 31, 2001.

NOTE 15—ASSET WRITE-DOWNS AND IMPAIRMENTS

        During June 2000, the Company recognized a charge against earnings of $102 million related to certain projects previously under development which management has determined not to pursue ($49 million), the divesting of certain non-strategic assets ($19 million) and the re-evaluation of certain other assets ($34 million), all as a result of the Mirage acquisition.

        During September 2001, the Company reassessed the carrying value of certain assets in light of the September 11 attacks, and recognized an impairment charge of $47 million. Most of this charge related to the Company's land on the Atlantic City Boardwalk, which is included in the "Deposits and other assets, net" caption in the accompanying consolidated balance sheet.

NOTE 16—CONSOLIDATING CONDENSED FINANCIAL INFORMATION

        The Company's subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the Senior Facilities, the senior notes, the Mirage Notes, and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 is as follows:

	As of and for the Year Ended December 31, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Balance Sheet
Current assets	$19,613	$469,078	$65,423	$107,813	$661,927
Property and equipment, net	11,616	8,715,875	176,126	(11,972)	8,891,645
Investment in subsidiaries	7,128,853	126,895	—	(7,255,748)	—
Investment in unconsolidated affiliates	127,902	847,212	—	(342,165)	632,949
Intercompany note receivable	94,124	(94,124)	—	—	—
Other non-current assets	46,315	237,685	26,922	—	310,922

	$7,428,423	$10,302,621	$268,471	$(7,502,072)	$10,497,443

Current liabilities	$311,389	$721,976	$45,032	$(190,487)	$887,910
Deferred income taxes	159,481	1,486,849	2,761	97,181	1,746,272
Long-term debt	4,441,352	842,793	11,168	—	5,295,313
Other non-current liabilities	5,501	51,153	594	—	57,248
Stockholders' equity	2,510,700	7,199,850	208,916	(7,408,766)	2,510,700

	$7,428,423	$10,302,621	$268,471	$(7,502,072)	$10,497,443

Statement of Operations
Net revenues	$—	$3,613,231	$396,387	$—	$4,009,618
Equity in subsidiaries earnings	559,172	92,007	—	(651,179)	—
Expenses:
Casino and hotel operations	—	2,019,578	187,763	—	2,207,341
Provision for doubtful accounts	—	70,484	760	—	71,244
General and administrative	—	552,300	45,599	—	597,899
Depreciation and amortization	1,079	361,424	28,223	—	390,726
Preopening expenses and other non-recurring expenses	—	5,006	100	—	5,106
Restructuring costs	—	23,749	(28)	—	23,721
Write-downs and impairments	—	47,720	235	—	47,955
Corporate expense	10,073	27,651	—	—	37,724

	11,152	3,107,912	262,652	—	3,381,716

Operating income	548,020	597,326	133,735	(651,179)	627,902
Interest expense, net	(286,231)	(40,759)	(18,752)	—	(345,742)
Other, net	297	(4,748)	(120)	—	(4,571)

Income before income taxes and extraordinary item	262,086	551,819	114,863	(651,179)	277,589
Provision for income taxes	(91,493)	(2,713)	(12,790)	—	(106,996)

Income before extraordinary item	170,593	549,106	102,073	(651,179)	170,593
Extraordinary item	(778)	—	—	—	(778)

Net income	$169,815	$549,106	$102,073	$(651,179)	$169,815

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(312,910)	$979,451	$123,180	$4,025	$793,746
Net cash provided by (used in) investing activities	(80)	(314,219)	(37,783)	(123)	(352,205)
Net cash provided by (used in) financing activities	326,967	(712,425)	(71,178)	(3,902)	(460,538)

	As of and for the Year Ended December 31, 2000
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Balance Sheet
Current assets	$135,645	$680,020	$67,237	$(87,258)	$795,644
Property and equipment, net	12,459	8,892,985	170,761	(11,972)	9,064,233
Investment in subsidiaries	6,568,338	66,355	—	(6,634,693)	—
Investment in unconsolidated affiliates	127,902	736,070	—	(342,165)	521,807
Intercompany note receivable	762,209	(762,209)	—	—	—
Other non-current assets	53,903	269,163	29,851	—	352,917

	$7,660,456	$9,882,384	$267,849	$(7,076,088)	$10,734,601

Current liabilities	$747,026	$788,396	$71,181	$(373,398)	$1,233,205
Deferred income taxes	98,368	1,521,304	3,949	106,537	1,730,158
Long-term debt	4,432,617	831,903	83,800	—	5,348,320
Other non-current liabilities	—	39,775	698	—	40,473
Stockholders' equity	2,382,445	6,701,006	108,221	(6,809,227)	2,382,445

	$7,660,456	$9,882,384	$267,849	$(7,076,088)	$10,734,601

Statement of Operations
Net revenues	$—	$2,669,427	$436,061	$—	$3,105,488
Equity in subsidiaries earnings	525,352	89,832	—	(615,184)	—
Expenses:
Casino and hotel operations	—	1,427,540	200,792	—	1,628,332
Provision for doubtful accounts	—	40,499	1,517	—	42,016
General and administrative	—	381,611	56,471	—	438,082
Depreciation and amortization	1,046	256,329	36,164	(358)	293,181
Preopening expenses and other non-recurring expenses	—	3,258	2,366	—	5,624
Restructuring costs	159	21,515	1,845	—	23,519
Write-downs and impairments	26,444	72,058	3,723	—	102,225
Corporate expense	26,272	8,521	—	—	34,793

	53,921	2,211,331	302,878	(358)	2,567,772

Operating income	471,431	547,928	133,183	(614,826)	537,716
Interest expense, net	(200,286)	(33,800)	(27,849)	—	(261,935)
Other, net	287	(1,028)	—	—	(741)

Income before income taxes and extraordinary item	271,432	513,100	105,334	(614,826)	275,040
Provision for income taxes	(105,272)	(139)	(3,469)	—	(108,880)

Income before extraordinary item	166,160	512,961	101,865	(614,826)	166,160
Extraordinary item	(5,416)	—	—	—	(5,416)

Net income	$160,744	$512,961	$101,865	$(614,826)	$160,744

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(120,114)	$661,274	$137,954	$114,924	$794,038
Net cash provided by (used in) investing activities	(5,004,606)	(403,987)	(25,803)	(98,776)	(5,533,172)
Net cash provided by (used in) financing activities	5,126,153	(155,178)	(109,247)	(16,148)	4,845,580

	For the Year Ended December 31, 1999
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Statement of Operations
Net revenues	$7,659	$1,114,338	$217,127	$(2,187)	$1,336,937
Equity in subsidiaries earnings	166,246	(23,477)	—	(142,769)	—
Expenses:
Casino and hotel operations	—	587,713	104,411	(218)	691,906
Provision for doubtful accounts	—	19,072	525	—	19,597
General and administrative	—	172,033	31,742	—	203,775
Depreciation and amortization	771	107,716	18,479	(356)	126,610
Preopening expenses and other non-recurring expenses	18,526	8,664	44,306	—	71,496
Corporate expense	15,655	—	—	(1,970)	13,685

	34,952	895,198	199,463	(2,544)	1,127,069

Operating income	138,953	195,663	17,664	(142,412)	209,868
Interest expense, net	(4,028)	(39,533)	(15,208)	—	(58,769)
Other, net	—	(134)	(812)	—	(946)

Income before income taxes, extraordinary item and cumulative effect of change in accounting principle	134,925	155,996	1,644	(142,412)	150,153
Provision for income taxes	(54,107)	—	(922)	—	(55,029)

Income before extraordinary item and cumulative effect of change in accounting principle	80,818	155,996	722	(142,412)	95,124
Extraordinary item	484	(1,382)	—	—	(898)
Cumulative effect of change in accounting principle	4,399	(692)	(11,875)	—	(8,168)

Net income (loss)	$85,701	$153,922	$(11,153)	$(142,412)	$86,058

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(104,939)	$311,665	$35,748	$47,403	$289,877
Net cash provided by (used in) investing activities	(33)	(233,551)	(145,870)	(7,239)	(386,693)
Net cash provided by (used in) financing activities	80,210	(85,819)	138,462	3,529	136,382

NOTE 17—SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share amounts)
2001
Net revenues	$1,068,772	$1,051,676	$992,889	$896,281	$4,009,618
Operating profit	246,792	226,328	69,433	123,073	665,626
Operating income	235,968	215,953	61,025	114,956	627,902
Income (loss) before extraordinary item	84,672	76,586	(14,353)	23,688	170,593
Net income (loss)	83,894	76,586	(14,353)	23,688	169,815
Basic income (loss) per share
Income (loss) before extraordinary item	$0.54	$0.48	$(0.09)	$0.15	$1.07

Net income (loss)	$0.53	$0.48	$(0.09)	$0.15	$1.07

Diluted income (loss) per share
Income (loss) before extraordinary item	$0.53	$0.47	$(0.09)	$0.15	$1.06

Net income (loss)	$0.52	$0.47	$(0.09)	$0.15	$1.06

2000
Net revenues	$423,282	$603,513	$1,048,696	$1,029,997	$3,105,488
Operating profit	98,021	18,309	236,772	219,407	572,509
Operating income	92,442	11,202	224,823	209,249	537,716
Income (loss) before extraordinary item	44,305	(18,261)	72,114	68,002	166,160
Net income (loss)	44,305	(18,994)	67,431	68,002	160,744
Basic income (loss) per share
Income (loss) before extraordinary item	$0.39	$(0.13)	$0.45	$0.43	$1.15

Net income (loss)	$0.39	$(0.13)	$0.42	$0.43	$1.11

Diluted income (loss) per share
Income (loss) before extraordinary item	$0.38	$(0.13)	$0.45	$0.42	$1.13

Net income (loss)	$0.38	$(0.13)	$0.42	$0.42	$1.09

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

MGM MIRAGE
By:	/s/ J. TERRENCE LANNI J. Terrence Lanni Chairman and Chief Executive Officer (Principal Executive Officer)
By:	/s/ JAMES J. MURREN James J. Murren President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: March 25, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. TERRENCE LANNI J. Terrence Lanni	Chairman and Chief Executive Officer (Principal Executive Officer)	March 25, 2002
/s/ DANIEL M. WADE Daniel M. Wade	Vice Chairman	March 25, 2002
/s/ JOHN T. REDMOND John T. Redmond	President and Chief Executive Officer— MGM Grand Resorts, LLC and Director	March 25, 2002
/s/ JAMES J. MURREN James J. Murren	President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	March 25, 2002
/s/ ROBERT H. BALDWIN Robert H. Baldwin	President and Chief Executive Officer— Mirage Resorts, Incorporated and Director	March 25, 2002

/s/ GARY N. JACOBS Gary N. Jacobs	Executive Vice President, General Counsel, Secretary and Director	March 25, 2002
/s/ JAMES D. ALJIAN James D. Aljian	Director	March 25, 2002
/s/ FRED BENNINGER Fred Benninger	Director	March 25, 2002
/s/ TERRY N. CHRISTENSEN Terry N. Christensen	Director	March 25, 2002
/s/ GLENN A. CRAMER Glenn A. Cramer	Director	March 25, 2002
/s/ WILLIE D. DAVIS Willie D. Davis	Director	March 25, 2002
/s/ ALEXANDER M. HAIG, JR. Alexander M. Haig, Jr.	Director	March 25, 2002
/s/ ALEXIS M. HERMAN Alexis M. Herman	Director	March 25, 2002
/s/ KIRK KERKORIAN Kirk Kerkorian	Director	March 25, 2002
/s/ GEORGE MASON George Mason	Director	March 25, 2002
/s/ RONALD M. POPEIL Ronald M. Popeil	Director	March 25, 2002

/s/ WALTER M. SHARP Walter M. Sharp	Director	March 25, 2002
/s/ DANIEL B. WAYSON Daniel B. Wayson	Director	March 25, 2002
/s/ MELVIN B. WOLZINGER Melvin B. Wolzinger	Director	March 25, 2002
/s/ ALEX YEMENIDJIAN Alex Yemenidjian	Director	March 25, 2002
/s/ JEROME B. YORK Jerome B. York	Director	March 25, 2002

MGM MIRAGE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions from Mirage Acquisition	Amounts Written Off	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2001	$83,390	$71,244	$—	$51,662	$102,972
Year Ended December 31, 2000	$15,128	$42,016	$55,193	$28,947	$83,390
Year Ended December 31, 1999	$27,601	$19,597	$—	$32,070	$15,128

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
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
MGM MIRAGE AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
MGM MIRAGE AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)
MGM MIRAGE AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
MGM MIRAGE AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share amounts) For the Years Ended December 31, 2001, 2000 and 1999
MGM MIRAGE AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
MGM MIRAGE SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In thousands)