Form 10-Q
period 2002-03-31
MGM MIRAGE
filed 2002-05-03
CIK 789570

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2002
Common Stock, $.01 par value	159,769,251 shares

MGM MIRAGE AND SUBSIDIARIES

FORM 10-Q

I N D E X

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at March 31, 2002 and December 31, 2001	1
Consolidated Statements of Income for the Three Months Ended March 31, 2002 and March 31, 2001	2
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and March 31, 2001	3
Condensed Notes to Consolidated Financial Statements	4-9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	12
SIGNATURES	13

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$212,273	$208,971
Accounts receivable, net	136,864	144,374
Inventories	83,144	78,037
Income tax receivable	—	12,077
Deferred income taxes	138,543	148,845
Prepaid expenses and other	67,181	69,623

Total current assets	638,005	661,927

Property and equipment, net	8,843,206	8,891,645
Other assets
Investment in unconsolidated affiliates	671,661	632,949
Goodwill, net	104,083	103,059
Deposits and other assets, net	210,029	207,863

Total other assets	985,773	943,871

	$10,466,984	$10,497,443

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$71,662	$75,787
Income taxes payable	5,315	—
Current portion of long-term debt	10,926	168,079
Accrued interest on long-term debt	53,830	78,938
Other accrued liabilities	573,367	565,106

Total current liabilities	715,100	887,910

Deferred income taxes	1,753,911	1,746,272
Long-term debt	5,299,726	5,295,313
Other long-term obligations	69,199	57,248
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value: authorized 300,000,000 shares; issued 165,263,520 and 163,685,876 shares; outstanding 158,973,820 and 157,396,176 shares	1,653	1,637
Capital in excess of par value	2,084,500	2,049,841
Treasury stock, at cost (6,289,700 shares)	(129,399)	(129,399)
Retained earnings	679,727	597,771
Other comprehensive loss	(7,433)	(9,150)

Total stockholders' equity	2,629,048	2,510,700

	$10,466,984	$10,497,443

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues
Casino	$567,389	$574,748
Rooms	209,019	235,013
Food and beverage	187,675	191,561
Entertainment, retail and other	155,449	163,548
Income from unconsolidated affiliate	9,225	11,551

	1,128,757	1,176,421
Less: promotional allowances	107,617	107,649

	1,021,140	1,068,772

Expenses
Casino	282,541	295,185
Rooms	55,674	60,804
Food and beverage	98,197	103,733
Entertainment, retail and other	100,977	105,283
Provision for doubtful accounts	12,058	14,649
General and administrative	147,580	145,508
Preopening expenses and other	2,239	875
Depreciation and amortization	103,373	95,943

	802,639	821,980

Operating profit	218,501	246,792
Corporate expense	10,635	10,824

Operating income	207,866	235,968

Non-operating income (expense)
Interest income	1,240	2,032
Interest expense, net	(72,597)	(97,536)
Interest expense from unconsolidated affiliate	(277)	(817)
Other, net	(2,623)	(1,145)

	(74,257)	(97,466)

Income before income taxes and extraordinary item	133,609	138,502
Provision for income taxes	(51,653)	(53,830)

Income before extraordinary item	81,956	84,672
Extraordinary item—loss on early extinguishment of debt, net of income tax benefit of $419	—	(778)

Net income	$81,956	$83,894

Net income	$81,956	$83,894
Currency translation adjustment	1,704	(3,210)
Derivative income from unconsolidated affiliate	13	—

Comprehensive income	$83,673	$80,684

Basic earnings per share of common stock
Income before extraordinary item	$0.52	$0.54
Extraordinary item, net	—	(0.01)

Net income per share	$0.52	$0.53

Diluted earnings per share of common stock
Income before extraordinary item	$0.51	$0.53
Extraordinary item, net	—	(0.01)

Net income per share	$0.51	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities
Net income	$81,956	$83,894
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	103,373	95,943
Amortization of debt discount and issuance costs	7,174	10,698
Provision for doubtful accounts	12,058	14,649
Loss on early extinguishment of debt	—	1,197
Income from unconsolidated affiliate	(8,948)	(10,734)
Distributions from unconsolidated affiliate	11,000	11,500
Deferred income taxes	17,933	29,597
Change in assets and liabilities:
Accounts receivable	(1,111)	13,450
Inventories	(5,222)	(230)
Income taxes receivable and payable	17,392	14,434
Prepaid expenses	2,442	3,266
Accounts payable, accrued liabilities and other	(20,013)	(50,195)

Net cash provided by operating activities	218,034	217,469

Cash flows from investing activities
Purchases of property and equipment	(53,718)	(65,462)
Dispositions of property and equipment	5,339	11,719
Investment in joint venture	(36,814)	—
Change in construction payable	(1,996)	3,198
Other	(10,652)	(4,529)

Net cash used in investing activities	(97,841)	(55,074)

Cash flows from financing activities
Net repayment under bank facilities	(151,500)	(519,958)
Issuance of long-term debt	—	400,000
Debt issuance costs	—	(4,000)
Issuance of common stock	34,898	984
Other	(289)	(8,007)

Net cash used in financing activities	(116,891)	(130,981)

Cash and cash equivalents
Net increase for the period	3,302	31,414
Balance, beginning of period	208,971	227,968

Balance, end of period	$212,273	$259,382

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$90,531	$96,454
State and federal income taxes paid	1,895	5,007

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

        MGM MIRAGE (the "Company"), formerly known as MGM Grand, Inc., is a Delaware corporation, incorporated on January 29, 1986. As of March 31, 2002, approximately 51% of the outstanding shares of the Company's common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian.

        On May 31, 2000, the Company completed the acquisition (the "Mirage Acquisition") of Mirage Resorts, Incorporated ("Mirage"). Mirage, through wholly owned subsidiaries, owns and operates the following hotel, casino and entertainment resorts: Bellagio, a European-style luxury resort; The Mirage, a tropically-themed destination resort; Treasure Island at The Mirage, a Caribbean-themed hotel and casino resort; and the Boardwalk Hotel and Casino, all of which are located on the Las Vegas Strip. Mirage owns a 50% interest in the joint venture that owns and operates the Monte Carlo Resort & Casino, a palatial-style hotel and casino also located on the Las Vegas Strip. Mirage owns and operates Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip properties. Mirage also owns and operates the Golden Nugget, a hotel and casino in downtown Las Vegas, the Golden Nugget-Laughlin, located in Laughlin, Nevada and Beau Rivage, a beachfront resort located in Biloxi, Mississippi.

        Through wholly owned subsidiaries, the Company owns and operates the MGM Grand Hotel and Casino ("MGM Grand Las Vegas"), a hotel, casino and entertainment complex, and New York-New York Hotel and Casino, a destination resort, both located on the Las Vegas Strip. The Company, through wholly owned subsidiaries, also owns and operates three resorts located in Primm, Nevada at the California/Nevada state line: Whiskey Pete's, Buffalo Bill's and the Primm Valley Resort (the "Primm Valley Resorts"), as well as two championship golf courses located near the Primm Valley Resorts.

        The Company, through its wholly owned subsidiary, MGM Grand Detroit, Inc., and its local partners formed MGM Grand Detroit, LLC, to develop a hotel, casino and entertainment complex in Detroit, Michigan. On July 29, 1999, MGM Grand Detroit, LLC commenced gaming operations in an interim facility located directly off of the John C. Lodge Expressway in downtown Detroit.

        A limited liability company owned 50-50 with Boyd Gaming Corporation is developing the Borgata, a hotel and casino resort on 27 acres at Renaissance Pointe, located in the Marina area of Atlantic City, New Jersey. The Company also owns approximately 95 development acres adjacent to the Borgata site.

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

        Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001 and adopted by the Company on January 1, 2002. The statement provides that goodwill is no longer amortized effective January 1, 2002, but is instead reviewed for impairment within six months of adoption of the statement and at least annually thereafter. The balance of goodwill at December 31, 2001 was $103 million. The Company does not expect to record an impairment charge against this balance. Goodwill amortization for the three months ended March 31, 2001 was approximately $357,000. Income before extraordinary item and net income for that three-month period, adjusted to exclude goodwill amortization, would have been approximately $85.0 million and $84.3 million, respectively.

        As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2002, and the results of its operations for the three month periods ended March 31, 2002 and 2001. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

        Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation, which have no effect on previously reported net income.

NOTE 2—LONG-TERM DEBT

        Long-term debt consisted of the following:

	March 31, 2002	December 31, 2001
	(In thousands)
$2.0 Billion Revolving Credit Facility	$1,949,800	$1,949,800
$800 Million Revolving Credit Facility	50,000	207,000
Australian Bank Facility, due 2004	18,064	17,306
Other Note due to Bank	5,500	—
$300 Million 6.95% Senior Notes, due 2005, net	297,268	299,249
$200 Million 6.625% Senior Notes, due 2005, net	189,028	189,847
$250 Million 7.25% Senior Notes, due 2006, net	219,990	221,427
$710 Million 9.75% Senior Subordinated Notes, due 2007, net	703,517	703,204
$200 Million 6.75% Senior Notes, due 2007, net	177,021	176,196
$200 Million 6.75% Senior Notes, due 2008, net	175,219	174,426
$200 Million 6.875% Senior Notes, due 2008, net	198,289	198,215
$850 Million 8.50% Senior Notes, due 2010, net	845,736	845,610
$400 Million 8.375% Senior Subordinated Notes, due 2011	400,000	400,000
$100 Million 7.25% Senior Debentures, due 2017, net	80,123	79,982
Other Notes	1,097	1,130

	5,310,652	5,463,392
Less Current Portion	(10,926)	(168,079)

	$5,299,726	$5,295,313

        Total interest incurred for the three-month periods ended March 31, 2002 and 2001 was $90 million and $122 million, respectively, of which $17 million and $24 million, respectively, was capitalized.

        During January 2002, Moody's Investors Service lowered its rating on the Company's senior notes to one level below investment grade. As a result, substantially all of the Company's assets other than assets of its foreign subsidiaries and certain assets in use at MGM Grand Detroit were pledged as collateral for the Company's senior notes and the $2.0 billion and $800 million revolving credit facilities.

        On April 5, 2002, the Company entered into an amendment to its $800 million revolving credit facility whereby the maturity date was extended to April 4, 2003 and the lending commitment was reduced to $600 million.

        The Company has interest rate swap agreements designated as fair value hedges covering $650 million of its fixed rate debt due in 2005 and 2006 ($100 million of which were entered into during the first quarter of 2002). Under the terms of these agreements, the Company makes payments based on specified spreads over six-month LIBOR, and receives payments equal to the interest payments due on the fixed rate debt. The interest rate swap agreements qualify for the "shortcut" method allowed under Statement of Financial Accounting Standards No. 133, which allows an assumption of no ineffectiveness in the hedging relationship. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instruments is recorded as an asset or liability on the Company's balance sheet, with an offsetting adjustment to the carrying value of the related debt. Other long-term obligations in the accompanying March 31, 2002 and December 31, 2001 balance sheets include $18 million and $13 million, respectively, representing the fair value of the interest rate swap agreements at those dates, with corresponding aggregate decreases in the carrying value of the Company's long-term debt. The Company received payments totaling $13 million during 2001 upon the termination of previous swap agreements. This amount was added to the carrying value of the Company's debt and is being amortized and recorded as a reduction in interest expense over the remaining life of that debt.

NOTE 3—INCOME PER SHARE OF COMMON STOCK

        The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

Three months ended March 31,	2002	2001
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	158,011	159,219
Potential dilution from the assumed exercise of common stock options	2,141	2,101

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	160,152	161,320

NOTE 4—CONSOLIDATING CONDENSED FINANCIAL INFORMATION

        The Company's subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the $2.0 billion and $800 million (subsequently amended to $600 million) revolving credit facilities, the senior notes and debentures and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of March 31, 2002 and December 31, 2001 and for the three month periods ended March 31, 2002 and 2001 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of March 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$11,075	$451,684	$89,927	$85,319	$638,005
Property and equipment, net	11,221	8,671,123	172,834	(11,972)	8,843,206
Investment in subsidiaries	7,314,808	125,903	—	(7,440,711)	—
Investment in unconsolidated affiliates	127,902	885,924	—	(342,165)	671,661
Intercompany note receivable	88,086	(88,086)	—	—	—
Other non-current assets	45,737	240,559	27,816	—	314,112

	$7,598,829	$10,287,107	$290,577	$(7,709,529)	$10,466,984

Current liabilities	$339,860	$550,142	$28,304	$(203,206)	$715,100
Deferred income taxes	177,420	1,486,849	2,827	86,815	1,753,911
Long-term debt	4,444,205	842,262	13,259	—	5,299,726
Other non-current liabilities	8,296	60,313	590	—	69,199
Stockholders' equity	2,629,048	7,347,541	245,597	(7,593,138)	2,629,048

	$7,598,829	$10,287,107	$290,577	$(7,709,529)	$10,466,984

	As of December 31, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$19,613	$469,078	$65,423	$107,813	$661,927
Property and equipment, net	11,616	8,715,875	176,126	(11,972)	8,891,645
Investment in subsidiaries	7,128,853	126,895	—	(7,255,748)	—
Investment in unconsolidated affiliates	127,902	847,212	—	(342,165)	632,949
Intercompany note receivable	94,124	(94,124)	—	—	—
Other non-current assets	46,315	237,685	26,922	—	310,922

	$7,428,423	$10,302,621	$268,471	$(7,502,072)	$10,497,443

Current liabilities	$311,389	$721,976	$45,032	$(190,487)	$887,910
Deferred income taxes	159,481	1,486,849	2,761	97,181	1,746,272
Long-term debt	4,441,352	842,793	11,168	—	5,295,313
Other non-current liabilities	5,501	51,153	594	—	57,248
Stockholders' equity	2,510,700	7,199,850	208,916	(7,408,766)	2,510,700

	$7,428,423	$10,302,621	$268,471	$(7,502,072)	$10,497,443

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

	For the Three Months Ended March 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$909,503	$111,637	$—	$1,021,140
Equity in subsidiaries' earnings	183,874	34,188	—	(218,062)	—
Expenses:
Casino and hotel operations	—	487,365	50,024	—	537,389
Provision for doubtful accounts	—	12,314	(256)	—	12,058
General and administrative	—	135,494	12,086	—	147,580
Depreciation and amortization	1,845	94,897	6,631	—	103,373
Preopening expenses and other	—	2,239	—	—	2,239
Corporate expense	417	10,218	—	—	10,635

	2,262	742,527	68,485	—	813,274

Operating income	181,612	201,164	43,152	(218,062)	207,866
Interest expense, net	(60,858)	(6,522)	(4,254)	—	(71,634)
Other, net	(500)	(2,123)	—	—	(2,623)

Income before income taxes	120,254	192,519	38,898	(218,062)	133,609
Provision for income taxes	(38,298)	(10,693)	(2,662)	—	(51,653)

Net income	$81,956	$181,826	$36,236	$(218,062)	$81,956

	For the Three Months Ended March 31, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$971,949	$96,823	$—	$1,068,772
Equity in subsidiaries' earnings	221,532	25,903	—	(247,435)	—
Expenses:
Casino and hotel operations	—	519,469	45,536	—	565,005
Provision for doubtful accounts	—	14,420	229	—	14,649
General and administrative	—	135,032	10,476	—	145,508
Depreciation and amortization	242	88,963	6,738	—	95,943
Preopening expenses and other	—	875	—	—	875
Corporate expense	5,970	4,854	—	—	10,824

	6,212	763,613	62,979	—	832,804

Operating income	215,320	234,239	33,844	(247,435)	235,968
Interest expense, net	(77,674)	(13,415)	(5,232)	—	(96,321)
Other, net	295	(1,370)	(70)	—	(1,145)

Income before income taxes and extraordinary item	137,941	219,454	28,542	(247,435)	138,502
Provision for income taxes	(53,269)	7	(568)	—	(53,830)

Income before extraordinary item	84,672	219,461	27,974	(247,435)	84,672
Extraordinary item	(778)	—	—	—	(778)

Net income	$83,894	$219,461	$27,974	$(247,435)	$83,894

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Three Months Ended March 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(71,658)	$243,372	$46,320	$—	$218,034
Net cash provided by (used in) investing activities	(7,058)	(87,663)	(3,153)	33	(97,841)
Net cash provided by (used in) financing activities	66,718	(167,282)	(16,294)	(33)	(116,891)

	For the Three Months Ended March 31, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(44,151)	$276,761	$12,258	$(27,399)	$217,469
Net cash provided by (used in) investing activities	(2,780)	(240,542)	(4,219)	192,467	(55,074)
Net cash provided by (used in) financing activities	68,781	(28,843)	(13,494)	(157,425)	(130,981)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        Our consolidated results reflect a strong resurgence from post-September 11 lows at our Las Vegas Strip resorts as well as year-over-year improvement at MGM Grand Detroit and Beau Rivage, but are still below the results achieved in the first quarter of 2001. Net revenues fell to $1.02 billion from the $1.07 billion recorded in the prior-year quarter, and operating income fell from $236 million to $208 million.

        Consolidated casino revenues were $567 million, a decrease of 1% from the $575 million recorded in the first quarter of 2001. Table game revenues were down by 5%, while other casino revenues improved by 2%. The reduction in table game revenues was attributable to a year-over-year reduction in table game volume, principally at our Las Vegas Strip resorts, while the increase in other casino revenues was due to year-over-year improvements in slot revenue at MGM Grand Detroit and Beau Rivage of 18% and 13%, respectively. MGM Grand Detroit benefited from expanded marketing programs and the continuing shift in volume away from a competitor casino in Windsor, Ontario attributable to traffic delays caused by increased border security. Beau Rivage benefited from the expansion in its slot floor during the second quarter of 2001, coupled with increased customer volumes associated with the April 2001 expansion of its buffet.

        Consolidated room revenues were $209 million, a reduction of 11% from the $235 million achieved in the prior-year quarter. This reduction was concentrated on the Las Vegas Strip, where our resorts experienced a 3 percentage point decline in occupancy and a 9% decline in average room rate. While below the year-ago levels, these results represented substantial improvement from those achieved in the 2001 fourth quarter. We expect this improvement to continue into the second quarter of 2002.

        Consolidated food and beverage, entertainment, retail and other revenues were $343 million in the 2002 first quarter, a 3% decline from the $355 million reported in the first quarter of 2001, consistent with the decline in occupancy levels. This decline was also concentrated on the Las Vegas Strip, as our non-Strip resorts achieved a modest increase in these categories, led by strong performances at MGM Grand Detroit and Beau Rivage.

        Consolidated operating expenses (before preopening and corporate expense) were $800 million in the first quarter of 2002 versus $821 million in the prior-year quarter. Expense reductions were in line with the reductions in revenue as, excluding a fairly significant increase in depreciation expense, operating margins were consistent across the two periods. Depreciation expense increased by 8%, from $96 million in the 2001 first quarter to $103 million in the first quarter of 2002. This increase is primarily due to the acceleration of depreciation of certain assets expected to be replaced at New York-New York in connection with future significant enhancements to the property's casino, restaurant and entertainment venues. Additionally, depreciation increased as a result of the April 2001 opening of the Mirage Events Center.

        Interest expense, net of amounts capitalized, was $73 million in the first quarter of 2002 versus $98 million in the 2001 first quarter. Interest cost was down by $32 million, or 26%, while interest capitalized was down by $7 million, or 29%. The decrease in interest cost was due to lower debt levels, a significant reduction in interest rates under our credit facilities and, to a lesser extent, savings associated with interest rate swaps. The decline in interest capitalized was principally due to the reduction in our weighted average interest rate.

Liquidity and Capital Resources

        As of March 31, 2002 and December 31, 2001, we held cash and cash equivalents of $212 million and $209 million, respectively. Cash provided by operating activities for the first three months of 2002 was $218 million, compared with $217 million for the comparable period of 2001.

        Capital expenditures for the first three months of 2002 were $54 million. These expenditures related to general property improvements at our resorts, including the recently completed room refurbishment program at The Mirage, as well as pre-construction activities associated with ongoing development projects, including capitalized interest, principally in Atlantic City. In addition, we made $37 million of capital contributions to the Borgata joint venture during the quarter, which were our last scheduled contributions until shortly before the resort's anticipated mid-2003 opening.

        We repaid $151 million of bank debt during the first quarter of 2002. On April 5, 2002, we entered into an amendment to our $800 million revolving credit facility whereby the maturity date was extended to April 4, 2003 and the lending commitment was reduced to $600 million. Giving effect to this commitment reduction, we had approximately $640 million of available liquidity under our bank credit facilities as of March 31, 2002.

        We intend to focus on utilizing available free cash flow to reduce indebtedness, as well as to finance our ongoing operations and any future share repurchases and investments. We expect to finance operations, capital expenditures and existing debt obligations through cash flow from operations, cash on hand, bank credit facilities and, depending on market conditions, public offerings of securities under our shelf registration statement, which had $790 million of remaining capacity as of March 31, 2002.

Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate borrowings and short-term borrowings under our bank credit facilities and commercial paper program. Since the Mirage acquisition was completed on May 31, 2000, we have issued $1.25 billion of long-term fixed rate debt and reduced outstanding bank credit facility borrowings by $2.35 billion. As a result, as of March 31, 2002, long-term fixed rate borrowings represented approximately 63% of our total borrowings. We have entered into interest rate swap agreements designated as fair value hedges covering $650 million of our fixed rate debt. Under the terms of the agreements, we make payments based on specified spreads over six-month LIBOR, and receive payments equal to the interest payments due on the fixed rate debt. Giving effect to these agreements, our fixed rate and floating rate borrowings represent approximately 51% and 49%, respectively, of total borrowings.

        The following table provides information about our interest rate swaps:

	At March 31, 2002		At December 31, 2001
Maturity Date	February 1, 2005	October 15, 2006	February 1, 2005	October 15, 2006
Notional Value	$400 million	$250 million	$300 million	$250 million
Estimated Fair Value	$(9) million	$(9) million	$(6) million	$(7) million
Average Pay Rate *	5.53%	4.90%	4.35%	4.71%
Average Receive Rate	6.87%	7.25%	6.95%	7.25%

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

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.1	Fifth Amendment Agreement, dated as of February 28, 2002, among the Company, as borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks therein named and Bank of America, N.A., as Administrative Agent.
10.2
Fifth Amendment, dated March 2002, to the Amended and Restated Development Agreement, dated as of April 9, 1998, among the City of Detroit, The Economic Development Corporation of the City of Detroit and MGM Grand Detroit, LLC for the City of Detroit Casino Development Project.
10.3
Second Amended and Restated 364-Day Loan Agreement, dated as of April 5, 2002, among the Company, as Borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks, Syndication Agent, Documentation Agents, Co-Documentation Agents, Co-Agents and Managing Agents therein named and Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger and Sole Book Manager.
  (b)
  Reports on Form 8-K.

    The Company filed the following Current Report on Form 8-K during the quarter ended March 31, 2002:

    Current Report on Form 8-K, dated February 13, 2002, filed by the Company on February 27, 2002, in which events under Item 2, Acquisition and Disposition of Assets, and Item 7, Financial Statements and Exhibits, were reported.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE
Date: May 2, 2002	By:	/s/ J. TERRENCE LANNI J. Terrence Lanni Chairman and Chief Executive Officer (Principal Executive Officer)
Date: May 2, 2002		/s/ JAMES J. MURREN James J. Murren President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

FORM 10-Q
  Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES