Form 10-Q
period 2002-06-30
MGM MIRAGE
filed 2002-08-09
CIK 789570

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value	Outstanding at August 6, 2002 159,299,659 shares

MGM MIRAGE AND SUBSIDIARIES

FORM 10-Q

I N D E X

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at June 30, 2002 and December 31, 2001	1
	Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2002 and June 30, 2001	2
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and June 30, 2001	3
	Condensed Notes to Consolidated Financial Statements	4-12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	20-21
SIGNATURES		22

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$213,200	$208,971
Accounts receivable, net	130,145	144,374
Inventories	80,630	78,037
Income tax receivable	7,142	12,077
Deferred income taxes	117,159	148,845
Prepaid expenses and other	71,045	69,623

Total current assets	619,321	661,927

Property and equipment, net	8,821,828	8,891,645
Other assets
Investment in unconsolidated affiliates	670,269	632,949
Goodwill, net	105,445	103,059
Deposits and other assets, net	207,343	207,863

Total other assets	983,057	943,871

	$10,424,206	$10,497,443

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$66,194	$75,787
Current portion of long-term debt	6,980	168,079
Accrued interest on long-term debt	81,520	78,938
Other accrued liabilities	562,508	565,106

Total current liabilities	717,202	887,910

Deferred income taxes	1,765,036	1,746,272
Long-term debt	5,172,435	5,295,313
Other long-term obligations	50,333	57,248
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value: authorized 300,000,000 shares; issued 166,224,859 and 163,685,876 shares; outstanding 159,817,159 and 157,396,176 shares	1,662	1,637
Capital in excess of par value	2,120,845	2,049,841
Deferred compensation	(30,407)	—
Treasury stock, at cost (6,407,700 and 6,289,700 shares)	(145,797)	(129,399)
Retained earnings	781,602	597,771
Other comprehensive loss	(8,705)	(9,150)

Total stockholders' equity	2,719,200	2,510,700

	$10,424,206	$10,497,443

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues
Casino	$534,682	$549,685	$1,102,071	$1,124,433
Rooms	224,316	228,915	430,815	461,114
Food and beverage	194,229	191,024	382,409	383,068
Entertainment, retail and other	184,095	171,071	341,559	336,950
Income from unconsolidated affiliate	9,148	9,809	18,373	21,360

	1,146,470	1,150,504	2,275,227	2,326,925
Less: promotional allowances	105,249	98,828	212,866	206,477

	1,041,221	1,051,676	2,062,361	2,120,448

Expenses
Casino	271,588	275,542	553,192	569,869
Rooms	58,526	62,625	112,479	121,780
Food and beverage	106,753	109,917	204,338	213,067
Entertainment, retail and other	109,361	110,138	213,705	218,553
Provision for doubtful accounts	11,027	17,088	23,085	31,737
General and administrative	147,971	151,539	295,454	297,005
Corporate expense	10,930	10,375	21,565	21,199
Preopening expenses	4,390	1,105	6,629	1,980
Restructuring costs (credit)	(10,421)	—	(10,421)	—
Depreciation and amortization	97,565	97,394	200,938	193,337

	807,690	835,723	1,620,964	1,668,527

Operating income	233,531	215,953	441,397	451,921

Non-operating income (expense)
Interest income	1,223	1,748	2,463	3,780
Interest expense, net	(69,117)	(92,476)	(141,714)	(190,012)
Interest expense from unconsolidated affiliate	(311)	(693)	(588)	(1,510)
Other, net	(2,911)	(326)	(5,534)	(1,471)

	(71,116)	(91,747)	(145,373)	(189,213)

Income before income taxes and extraordinary item	162,415	124,206	296,024	262,708
Provision for income taxes	(60,540)	(47,620)	(112,193)	(101,450)

Income before extraordinary item	101,875	76,586	183,831	161,258
Extraordinary item—loss on early extinguishment of debt, net of income tax benefit of $419	—	—	—	(778)

Net income	$101,875	$76,586	$183,831	$160,480

Basic earnings per share of common stock
Income before extraordinary item	$0.64	$0.48	$1.16	$1.01
Extraordinary item, net	—	—	—	—

Net income per share	$0.64	$0.48	$1.16	$1.01

Diluted earnings per share of common stock
Income before extraordinary item	$0.63	$0.47	$1.14	$0.99
Extraordinary item, net	—	—	—	—

Net income per share	$0.63	$0.47	$1.14	$0.99

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities
Net income	$183,831	$160,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,938	193,337
Amortization of debt discount and issuance costs	14,074	17,159
Provision for doubtful accounts	23,085	31,737
Loss on early extinguishment of debt	—	1,197
Income from unconsolidated affiliate	(17,785)	(19,850)
Distributions from unconsolidated affiliate	21,000	22,500
Deferred income taxes	51,535	59,249
Change in assets and liabilities:
Accounts receivable	(9,049)	11,565
Inventories	(2,708)	(1,417)
Income taxes receivable and payable	4,934	2,521
Prepaid expenses	(372)	8,530
Accounts payable and accrued liabilities	(12,099)	(43,469)
Other	15,277	7,751

Net cash provided by operating activities	472,661	451,290

Cash flows from investing activities
Purchases of property and equipment	(128,533)	(144,013)
Dispositions of property and equipment	5,359	12,193
Investment in joint venture	(36,814)	—
Change in construction payable	2,458	464
Other	(10,652)	(7,449)

Net cash used in investing activities	(168,182)	(138,805)

Cash flows from financing activities
Net repayment under bank facilities	(304,050)	(715,489)
Issuance of long-term debt	—	400,000
Debt issuance costs	(811)	(5,993)
Issuance of common stock	42,168	4,207
Repurchase of common stock	(35,657)	—
Other	(1,900)	(8,312)

Net cash used in financing activities	(300,250)	(325,587)

Cash and cash equivalents
Net increase (decrease) for the period	4,229	(13,102)
Balance, beginning of period	208,971	227,968

Balance, end of period	$213,200	$214,866

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$125,058	$165,872
State and federal income taxes paid	30,009	25,771

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

        MGM MIRAGE (the "Company"), formerly known as MGM Grand, Inc., is a Delaware corporation, incorporated on January 29, 1986. As of June 30, 2002, approximately 50.8% of the outstanding shares of the Company's common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian.

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

        The Company, through its wholly owned subsidiary, MGM Grand Detroit, Inc., and its local partners formed MGM Grand Detroit, LLC, to develop a hotel, casino and entertainment complex in Detroit, Michigan. On July 29, 1999, MGM Grand Detroit, LLC commenced gaming operations in an interim facility located directly off of the John C. Lodge Expressway in downtown Detroit. On August 2, 2002, the Detroit City Council approved a revised development agreement which allows MGM Grand Detroit, LLC (in which the Company holds a controlling interest) to operate the interim facility until a permanent facility is opened, and revises the requirements for the permanent facility, including the requirements relating to site selection. Among other provisions in the revised development agreement, we agreed to pay the City of Detroit $44 million in various installments through June 2004 and to make certain additional payments commencing in 2006. The Company has had stand-by letters of credit since 1999 totaling $50 million to secure principal and interest payments on bonds issued by the Economic Development Corporation of the City of Detroit. Each of the three Detroit casino developers has a similar obligation. The proceeds of the bonds were used to acquire land along the Detroit river where the permanent facilities were to be located. Under the revised development agreement, the Company and the other developers will forego their right to receive any of the land, but will remain obligated to repay the bonds. The Company's $50 million share of the obligation will be recorded as a liability in the Company's consolidated balance sheet.

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

        In the second quarter of 2002, the Company received proceeds of $11.4 million for agreeing to terminate management agreements covering four casinos in the Republic of South Africa. Prior to the termination, the Company managed three permanent casinos and one interim casino and received management fees from its partner, Tsogo Sun Gaming & Entertainment. The termination fee was recorded as part of entertainment, retail and other revenues in the accompanying consolidated statement of income.

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

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2002, and the results of its operations for the three month and six month periods ended June 30, 2002 and 2001. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

        Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation, which have no effect on previously reported net income.

NOTE 2—GOODWILL AND INTANGIBLE ASSETS

        Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001 and adopted by the Company on January 1, 2002. The statement provides that goodwill and indefinite—lived intangible assets are no longer amortized effective January 1, 2002, but are instead reviewed for impairment within six months of adoption of the statement and at least annually thereafter. We completed the necessary impairment reviews in the second quarter of 2002 and, as a result of our review, did not record any impairment charges.

        Amortization of goodwill and indefinite—lived intangible assets totaled $0.6 million and $1.1 million for the three and six months ended June 30, 2001, respectively. Had SFAS 142 been in effect in these periods, the Company's results would have been as follows:

	Three Months		Six Months
For the periods ended June 30, 2001
	As Reported	Adjusted	As Reported	Adjusted
	(In thousands, except per share amounts)
Income before extraordinary item	$76,586	$77,145	$161,258	$162,282

Net income	$76,586	$77,145	$160,480	$161,504

Basic earnings per share	$0.48	$0.48	$1.01	$1.01

Diluted earnings per share	$0.47	$0.48	$0.99	$1.00

NOTE 3—LONG-TERM DEBT

        Long-term debt consisted of the following:

	June 30, 2002	December 31, 2001
	(In thousands)
$2.0 Billion Revolving Credit Facility	$1,825,500	$1,949,800
$600 Million Revolving Credit Facility (previously $800 million)	—	207,000
Australian Bank Facility, due 2004	19,072	17,306
Other Note due to Bank	27,250	—
$300 Million 6.95% Senior Notes, due 2005, net	302,690	299,249
$200 Million 6.625% Senior Notes, due 2005, net	191,388	189,847
$250 Million 7.25% Senior Notes, due 2006, net	230,255	221,427
$710 Million 9.75% Senior Subordinated Notes, due 2007, net	703,831	703,204
$200 Million 6.75% Senior Notes, due 2007, net	177,860	176,196
$200 Million 6.75% Senior Notes, due 2008, net	176,024	174,426
$200 Million 6.875% Senior Notes, due 2008, net	198,362	198,215
$850 Million 8.50% Senior Notes, due 2010, net	845,863	845,610
$400 Million 8.375% Senior Subordinated Notes, due 2011	400,000	400,000
$100 Million 7.25% Senior Debentures, due 2017, net	80,267	79,982
Other Notes	1,053	1,130

	5,179,415	5,463,392
Less Current Portion	(6,980)	(168,079)

	$5,172,435	$5,295,313

        Total interest incurred for the three-month periods ended June 30, 2002 and 2001 was $87 million and $112 million, respectively, of which $18 million and $20 million, respectively, was capitalized. Total interest incurred for the six-month periods ended June 30, 2002 and 2001 was $177 million and $233 million, respectively, of which $35 million and $43 million, respectively, was capitalized.

        During January 2002, Moody's Investors Service lowered its rating on the Company's senior notes to one level below investment grade (Ba1). As a result, substantially all of the Company's assets other than assets of its foreign subsidiaries and certain assets in use at MGM Grand Detroit were pledged as collateral for the Company's senior notes (excluding subordinated notes) and the $2.0 billion and $800 million revolving credit facilities.

        On April 5, 2002, the Company entered into an amendment to its $800 million revolving credit facility whereby the maturity date was extended to April 4, 2003 and the lending commitment was reduced to $600 million.

        The Company's long-term debt obligations contain certain customary covenants. The Company's $2.0 billion and $600 million revolving credit facilities contain covenants that require the Company to maintain certain financial ratios. The Company must maintain a maximum leverage ratio (average debt to EBITDA, as defined) of 6.5:1, decreasing periodically to 4.5:1 in March 2004. The Company must also maintain a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.15:1, increasing periodically to 3.0:1 in March 2004. As of June 30, 2002, the Company's leverage and interest coverage ratios were 4.88:1 and 3.15:1, respectively.

        At March 31, 2002, the Company had interest rate swap agreements designated as fair value hedges covering $650 million of its fixed rate debt due in 2005 and 2006. In the second quarter of 2002, the Company terminated these interest rate swaps. The interest rate swap agreements qualified for the

"shortcut" method allowed under Statement of Financial Accounting Standards No. 133, which allows an assumption of no ineffectiveness in the hedging relationship. As such, there was no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instruments was recorded as an asset or liability on the Company's balance sheet, with an offsetting adjustment to the carrying value of the related debt. Other long-term obligations in the accompanying December 31, 2001 balance sheet include $13 million representing the fair value of interest rate swap agreements at that date, with corresponding aggregate decreases in the carrying value of the Company's long-term debt. The Company received net payments totaling $11 million during 2001 and 2002 upon the termination of previous swap agreements. These amounts have been added to the carrying value of the related debt obligations and are being amortized and recorded as a reduction in interest expense over the remaining life of that debt.

NOTE 4—INCOME PER SHARE OF COMMON STOCK

        The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months		Six Months
For the periods ended June 30,
	2002	2001	2002	2001
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	159,366	159,340	158,692	159,280
Potential dilution from stock options and restricted stock	2,327	2,313	2,202	2,209

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	161,693	161,653	160,894	161,489

NOTE 5—COMPREHENSIVE INCOME

        Comprehensive income consisted of the following:

	Three Months		Six Months
For the periods ended June 30,
	2002	2001	2002	2001
	(In thousands)
Net income	$101,875	$76,586	$183,831	$160,480
Currency translation adjustment, net of tax	755	1,100	2,459	(2,110)
Derivative income (loss) from unconsolidated affiliate, net of tax	(2,027)	774	(2,014)	774

Comprehensive income	$100,603	$78,460	$184,276	$159,144

NOTE 6—RESTRUCTURING COSTS

        During the third and fourth quarters of 2001, management responded to a decline in business volumes caused by the September 11 attacks by implementing cost containment strategies which included a significant reduction in payroll and a refocusing of several of our marketing programs. Approximately 6,700 employees (on a full-time equivalent basis) were laid off or terminated, resulting in a $22 million charge against earnings, primarily related to the accrual of severance pay, extended health care coverage and other related costs in connection with these personnel reductions. Through June 30, 2002, approximately $11 million of payments have been applied against these accruals.

        As a result of improving business levels and the Company's success at re-hiring a substantial number of previously laid off or terminated employees, management determined in the second quarter of 2002 that a portion of the remaining accrual would now not be necessary. This resulted in a restructuring credit of $10 million. The remaining amount accrued for this restructuring was $1 million at June 30, 2002.

NOTE 7—STOCKHOLDERS' EQUITY AND STOCK OPTION PLANS

        In the second quarter of 2002, the Board of Directors approved a restricted stock plan (the "Plan"). The Plan allows for the issuance of up to 1,000,000 shares of Company common stock to certain key employees. The restrictions on selling these shares lapse 50% on the third anniversary date from the grant date and 50% on the fourth anniversary date after the grant date. In June 2002, 882,000 shares were issued, with an aggregate value of $31 million. This amount was recorded as deferred compensation in the accompanying consolidated balance sheet and is being amortized to operating expenses on a straight line basis through the period in which the restrictions fully lapse.

        In November 2001, the Company offered its employees and members of its Board of Directors the opportunity to surrender certain stock options in exchange for the issuance of options equal in number to 90% of the options surrendered. The replacement options were to be granted no earlier than 6 months and one day after the options were surrendered, at an exercise price equal to the market price of the Company's common stock on the date the replacement options were granted. 5.7 million options with an average exercise price of $32.57 were surrendered in connection with the November 2001 offer, and 5.2 million replacement options with an exercise price of $34.15 were granted in June 2002.

        Through June 30, 2002, the Company repurchased one million shares of its common stock for $36 million as part of its previously authorized 10 million share repurchase program, leaving approximately 6.8 million authorized shares remaining under the program.

NOTE 8—CONSOLIDATING CONDENSED FINANCIAL INFORMATION

        The Company's subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the $2.0 billion and $600 million revolving credit facilities, the senior notes and debentures and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of June 30, 2002 and December 31, 2001 and for the three and six month periods ended June 30, 2002 and 2001 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of June 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$1,833	$439,388	$107,160	$70,940	$619,321
Property and equipment, net	10,939	8,647,810	175,052	(11,973)	8,821,828
Investment in subsidiaries	7,498,633	124,854	—	(7,623,487)	—
Investment in unconsolidated affiliates	127,902	884,532	—	(342,165)	670,269
Intercompany note receivable	80,088	(80,088)	—	—	—
Other non-current assets	44,145	239,629	29,014	—	312,788

	$7,763,540	$10,256,125	$311,226	$(7,906,685)	$10,424,206

Current liabilities	$529,609	$358,708	$25,585	$(196,700)	$717,202
Deferred income taxes	210,035	1,486,849	2,812	65,340	1,765,036
Long-term debt	4,303,496	856,631	12,308	—	5,172,435
Other non-current liabilities	1,200	48,544	589	—	50,333
Stockholders' equity	2,719,200	7,505,393	269,932	(7,775,325)	2,719,200

	$7,763,540	$10,256,125	$311,226	$(7,906,685)	$10,424,206

	As of December 31, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$19,613	$469,078	$65,423	$107,813	$661,927
Property and equipment, net	11,616	8,715,875	176,126	(11,972)	8,891,645
Investment in subsidiaries	7,128,853	126,895	—	(7,255,748)	—
Investment in unconsolidated affiliates	127,902	847,212	—	(342,165)	632,949
Intercompany note receivable	94,124	(94,124)	—	—	—
Other non-current assets	46,315	237,685	26,922	—	310,922

	$7,428,423	$10,302,621	$268,471	$(7,502,072)	$10,497,443

Current liabilities	$311,389	$721,976	$45,032	$(190,487)	$887,910
Deferred income taxes	159,481	1,486,849	2,761	97,181	1,746,272
Long-term debt	4,441,352	842,793	11,168	—	5,295,313
Other non-current liabilities	5,501	51,153	594	—	57,248
Stockholders' equity	2,510,700	7,199,850	208,916	(7,408,766)	2,510,700

	$7,428,423	$10,302,621	$268,471	$(7,502,072)	$10,497,443

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

	For the Three Months Ended June 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$922,694	$118,527	$—	$1,041,221
Equity in subsidiaries' earnings	208,368	34,632	—	(243,000)	—
Expenses:
Casino and hotel operations	—	495,329	50,899	—	546,228
Provision for doubtful accounts	—	10,809	218	—	11,027
General and administrative	—	137,075	10,896	—	147,971
Corporate expense	(511)	11,441	—	—	10,930
Preopening expenses	—	4,390	—	—	4,390
Restructuring costs (credit)	—	(10,421)	—	—	(10,421)
Depreciation and amortization	274	92,512	4,779	—	97,565

	(237)	741,135	66,792	—	807,690

Operating income	208,605	216,191	51,735	(243,000)	233,531
Interest expense, net	(58,887)	(5,435)	(3,883)	—	(68,205)
Other, net	500	(3,411)	—	—	(2,911)

Income before income taxes	150,218	207,345	47,852	(243,000)	162,415
Provision for income taxes	(48,343)	(11,753)	(444)	—	(60,540)

Net income	$101,875	$195,592	$47,408	$(243,000)	$101,875

	For the Three Months Ended June 30, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$954,628	$97,048	$—	$1,051,676
Equity in subsidiaries' earnings	193,464	16,771	—	(210,235)	—
Expenses:
Casino and hotel operations	—	512,345	45,877	—	558,222
Provision for doubtful accounts	—	16,888	200	—	17,088
General and administrative	—	139,183	12,356	—	151,539
Corporate expense	3,077	7,298	—	—	10,375
Preopening expenses	—	1,005	100	—	1,105
Depreciation and amortization	261	90,092	7,041	—	97,394

	3,338	766,811	65,574	—	835,723

Operating income	190,126	204,588	31,474	(210,235)	215,953
Interest expense, net	(73,410)	(13,355)	(4,656)	—	(91,421)
Other, net	2	(398)	70	—	(326)

Income before income taxes	116,718	190,835	26,888	(210,235)	124,206
Provision for income taxes	(40,132)	—	(7,488)	—	(47,620)

Net income	$76,586	$190,835	$19,400	$(210,235)	$76,586

CONDENSED CONSOLIDATING STATEMENT OF INCOME INFORMATION

	For the Six Months Ended June 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,832,197	$230,164	$—	$2,062,361
Equity in subsidiaries' earnings	392,242	68,820	—	(461,062)	—
Expenses:
Casino and hotel operations	—	982,791	100,923	—	1,083,714
Provision for doubtful accounts	—	23,123	(38)	—	23,085
General and administrative	—	272,472	22,982	—	295,454
Corporate expense	(94)	21,659	—	—	21,565
Preopening expenses	—	6,629	—	—	6,629
Restructuring costs (credit)	—	(10,421)	—	—	(10,421)
Depreciation and amortization	2,119	187,409	11,410	—	200,938

	2,025	1,483,662	135,277	—	1,620,964

Operating income	390,217	417,355	94,887	(461,062)	441,397
Interest expense, net	(119,745)	(11,957)	(8,137)	—	(139,839)
Other, net	—	(5,534)	—	—	(5,534)

Income before income taxes	270,472	399,864	86,750	(461,062)	296,024
Provision for income taxes	(86,641)	(22,446)	(3,106)	—	(112,193)

Net income	$183,831	$377,418	$83,644	$(461,062)	$183,831

	For the Six Months Ended June 30, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,926,577	$193,871	$—	$2,120,448
Equity in subsidiaries' earnings	414,996	42,674	—	(457,670)	—
Expenses:
Casino and hotel operations	—	1,031,855	91,414	—	1,123,269
Provision for doubtful accounts	—	31,308	429	—	31,737
General and administrative	—	274,175	22,830	—	297,005
Corporate expense	9,046	12,153	—	—	21,199
Preopening expenses	—	1,880	100	—	1,980
Depreciation and amortization	504	179,054	13,779	—	193,337

	9,550	1,530,425	128,552	—	1,668,527

Operating income	405,446	438,826	65,319	(457,670)	451,921
Interest expense, net	(151,084)	(26,771)	(9,887)	—	(187,742)
Other, net	297	(1,768)	—	—	(1,471)

Income before income taxes and extraordinary item	254,659	410,287	55,432	(457,670)	262,708
Provision for income taxes	(93,401)	7	(8,056)	—	(101,450)

Income before extraordinary item	161,258	410,294	47,376	(457,670)	161,258
Extraordinary item	(778)	—	—	—	(778)

Net income	$160,480	$410,294	$47,376	$(457,670)	$160,480

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Six Months Ended June 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(120,805)	$494,524	$98,932	$10	$472,661
Net cash provided by (used in) investing activities	(3,632)	(154,899)	(9,696)	45	(168,182)
Net cash provided by (used in) financing activities	107,303	(361,793)	(45,705)	(55)	(300,250)

	For the Six Months Ended June 30, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(173,351)	$565,731	$59,110	$(200)	$451,290
Net cash provided by (used in) investing activities	513	(111,205)	(27,934)	(179)	(138,805)
Net cash provided by (used in) financing activities	192,888	(483,370)	(35,484)	379	(325,587)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter versus Quarter

        Our consolidated results in the second quarter of 2002 reflect continued sequential operating improvement at our Las Vegas Strip resorts as well as continued improvement at MGM Grand Detroit along with the continued impact of expense reductions implemented in late 2001. Net revenues fell slightly to $1.04 billion from the $1.05 billion recorded in the prior-year quarter, and operating income increased from $216 million to $234 million.

        Consolidated casino revenues were $535 million, a decrease of 3% from the $550 million recorded in the second quarter of 2001. Table game revenues were down by 10%, while other casino revenues improved by 3%. The reduction in table game revenues was attributable to a year-over-year reduction in table game volume, principally at our Las Vegas Strip resorts. Hold percentages were normal in both periods. The increase in other casino revenues was due to year-over-year improvements in slot revenue at MGM Grand Detroit of 19%. MGM Grand Detroit benefited from the shift in volume away from a competitor casino in Windsor, Ontario attributable to traffic delays caused by increased border security.

        Consolidated room revenues were $224 million, down 2% from the $229 million achieved in the prior-year quarter. This reduction was concentrated on the Las Vegas Strip, where our resorts' occupancy rate fell from 98.3% to 95.2%, though room rates held even with the prior year. While below the year-ago levels, these results represented substantial sequential improvement from those achieved in the 2001 fourth quarter and 2002 first quarter. Company-wide revenue per available room was down 2% from the prior-year quarter compared to 16% and 10% year-over-year declines in the 2001 fourth quarter and 2002 first quarter, respectively.

        Consolidated food and beverage, entertainment, retail and other revenues were $378 million in the 2002 second quarter, a 4% increase from the $362 million reported in the second quarter of 2001. 2002 revenues include $11 million received for the early buyout of our management agreements covering four casinos in the Republic of South Africa. Excluding this transaction, revenues were up slightly compared to the prior year, versus 4% and 3% year-over-year declines in the 2001 fourth quarter and 2002 first quarter, respectively.

        Consolidated operating expenses (before preopening and restructuring) were $814 million in the second quarter of 2002 versus $835 million in the prior-year quarter. Expense reductions were in line with the reductions in revenue and expense-reduction measures implemented in late 2001.

        During the third and fourth quarters of 2001, management responded to a decline in business volumes caused by the September 11 attacks by implementing cost containment strategies which included a significant reduction in payroll and a refocusing of several of our marketing programs. Approximately 6,700 employees (on a full-time equivalent basis) were laid off or terminated, resulting in a $22 million charge against earnings, primarily related to the accrual of severance pay, extended health care coverage and other related costs in connection with these personnel reductions. Through June 30, 2002, approximately $11 million of payments have been applied against these accruals.

        As a result of improving business levels and our success at re-hiring a substantial number of previously laid off or terminated employees, management determined in the second quarter of 2002 that a portion of the remaining accrual would now not be necessary. This resulted in a restructuring credit of $10 million. The remaining amount accrued for this restructuring was $1 million at June 30, 2002.

        Interest expense, net of amounts capitalized, was $69 million in the second quarter of 2002 versus $92 million in the 2001 second quarter. Interest cost was down by $25 million, or 22%, while interest capitalized was down by $2 million, or 10%. The decrease in interest cost was due to a significant reduction in interest rates under our credit facilities, lower debt levels and, to a lesser extent, savings associated with interest rate swaps. The decline in interest capitalized was principally due to the reduction in our weighted average interest rate.

        During the second quarter of 2002, we agreed to a new five-year labor contract with the Culinary Union covering approximately 15,000 of our Las Vegas resort employees. The contract was effective June 1, 2002. The contract calls for increases in wages and health and welfare contributions beginning with $0.69 per hour in the first year of the contract and reaching a cumulative increase of $3.24 per hour in the final year of the contract. As a result, we expect our labor costs to increase approximately $16 million in the first year of the contract.

        Our insurance policies are generally renewed annually. Based on recent conditions in the insurance markets, policies renewed in the current year in many cases reflect more restrictive language and coverages. In order to limit premium increases, increased deductibles are commonplace. The policy which provides insurance for damage to our property or loss of business contains an exclusion for terrorist acts. We believe our overall coverage is the best achievable in the current market. We estimate our annual premiums will total approximately $18 million under our new policies versus approximately $8 million of insurance premium costs in 2001.

        In response to these trends, we established a wholly-owned captive insurance subsidiary in February 2002. To date, the captive insurance subsidiary has not assumed any risk of loss and we have only utilized the subsidiary to directly access the reinsurance market for our property coverage. We believe this has allowed us to reduce costs associated with obtaining this coverage.

Six Months versus Six Months

        Net revenues for the six months ended June 30, 2002 fell to $2.06 billion from the $2.12 billion recorded in the prior year, and operating income fell from $452 million to $441 million.

        Consolidated casino revenues were $1.10 billion, a decrease of 2% from the $1.12 billion recorded in the first six months of 2001. Table game revenues were down by 7%, while other casino revenues improved by 3%. The reduction in table game revenues was attributable to a year-over-year reduction in table game volume, principally at our Las Vegas Strip resorts, while the increase in other casino revenues was due to year-over-year improvements in slot revenue at MGM Grand Detroit and Beau Rivage of 19% and 7%, respectively. MGM Grand Detroit benefited from the shift in volume away from a competitor casino in Windsor, Ontario attributable to traffic delays caused by increased border security. Beau Rivage benefited from the expansion in its slot floor during the second quarter of 2001, coupled with increased customer volumes associated with the April 2001 expansion of its buffet.

        Consolidated room revenues were $431 million for the six months ended June 30, 2002, a reduction of 7% from the $461 million achieved in the prior-year. This reduction was concentrated on the Las Vegas Strip, where our resorts experienced a three percentage point decline in occupancy and a 4% decline in average room rate.

        Consolidated food and beverage, entertainment, retail and other revenues were $724 million in the six months ended June 30, 2002, compared to $720 million reported in the same period of 2001. Excluding the previously discussed South Africa transaction, revenue decreases were generally consistent with the decreases in casino volumes and hotel occupancy.

        Consolidated operating expenses (before preopening and restructuring) were $1.62 billion in the six months ended June 30, 2002 versus $1.67 billion in the prior-year. Expense reductions were in line with the reductions in revenue as, excluding a fairly significant increase in depreciation expense, operating margins were consistent across the two periods. Depreciation expense increased by 4%, from $193 million in the six months ended June 30, 2001 to $201 million in the six months ended June 30, 2002. This increase is primarily due to the acceleration of depreciation of certain assets expected to be replaced at New York-New York in connection with future significant enhancements to the property's casino, restaurant and entertainment venues. Additionally, depreciation increased as a result of the April 2001 opening of The Mirage Events Center, a 90,000 square-foot conference facility.

        Interest expense, net of amounts capitalized, was $142 million in the six months ended June 30, 2002 versus $190 million in 2001. Interest cost was down by $56 million, or 24%, while interest capitalized was down by $8 million, or 19%. The decrease in interest cost was due to a significant reduction in interest rates under our credit facilities, lower debt levels and, to a lesser extent, savings associated with interest rate swaps. The decline in interest capitalized was principally due to the reduction in our weighted average interest rate.

Liquidity and Capital Resources

        As of June 30, 2002 and December 31, 2001, we held cash and cash equivalents of $213 million and $209 million, respectively.     Cash provided by operating activities for the first six months of 2002 was $473 million, compared with $451 million for the comparable period of 2001.

        Capital expenditures for the first six months of 2002 were $129 million. These expenditures related to general property improvements at our resorts, as well as pre-construction activities associated with ongoing development projects, including capitalized interest, principally in Atlantic City. In addition, we made $37 million of capital contributions in the first quarter of 2002 to the Borgata joint venture, which were our last scheduled contributions until shortly before the resort's anticipated mid-2003 opening. In the second quarter of 2002, we announced that we remain committed to developing a wholly-owned casino resort on Renaissance Pointe in Atlantic City adjacent to Borgata. We anticipate breaking ground on our new resort in the second half of 2003. Site work and development of the common areas of Renaissance Pointe is ongoing.

        We repaid $304 million of bank debt during the first six months of 2002. On April 5, 2002, we entered into an amendment to our $800 million revolving credit facility whereby the maturity date was extended to April 4, 2003 and we decided to reduce the lending commitment to $600 million. As of June 30, 2002, we had approximately $749 million of available liquidity under our bank credit facilities.

        Through June 30, 2002, we repurchased one million shares of our common stock for $36 million as part of our previously authorized 10 million share repurchase program, leaving approximately 6.8 million authorized shares remaining under the program.

        Employees and members of our Board of Directors exercised 2.5 million stock options in the first six months of 2002, which resulted in proceeds of $42 million to us.

        On August 2, 2002, the Detroit City Council approved a revised development agreement with MGM Grand Detroit, LLC (in which we hold a controlling interest). We have operated in an interim facility since July 29, 1999. The revised development agreement allows us to operate our existing interim casino facility until a permanent facility is opened, and revises the requirements for the permanent facility, including the requirements relating to site selection. We are currently in the process of locating a site and planning for the permanent facility. The design, budget and schedule of the permanent facility are at a preliminary stage and are subject to the risks attendant to large-scale projects. Among other provisions in the revised development agreement, we agreed to pay the City of Detroit $44 million in various installments through June 2004 and to make certain additional payments commencing in 2006. We have had stand-by letters of credit since 1999 totaling $50 million to secure principal and interest payments on bonds issued by the Economic Development Corporation of the City of Detroit. Each of the three Detroit casino developers has a similar obligation. The proceeds of the bonds were used to acquire land along the Detroit river where the permanent facilities were to be located. Under the revised development agreement, we and the other developers will forego our right to receive any of the land, but will remain obligated to repay the bonds. Our $50 million share of the obligation will be recorded as a liability in our consolidated balance sheet.

        We intend to focus on utilizing available free cash flow to reduce indebtedness, as well as to finance our ongoing operations and any future share repurchases and investments. We expect to finance operations, capital expenditures and existing debt obligations through cash flow from operations, cash on hand, bank credit facilities and, depending on market conditions, public offerings of securities under our shelf registration statement, which had $790 million of remaining capacity as of June 30, 2002.

Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate borrowings and short-term borrowings under our bank credit facilities and commercial paper program. Since the Mirage acquisition was completed on May 31, 2000, we have issued $1.25 billion of long-term fixed rate debt and reduced outstanding bank credit facility borrowings by $2.50 billion. As a result, as of June 30, 2002, long-term fixed rate borrowings represented approximately 64% of our total borrowings.

        In 2001, we entered into several interest rate swap agreements, designated as fair value hedges, which effectively converted a portion of our fixed rate debt to floating rate debt. As of March 31, 2002, such interest rate swaps covered $650 million of our fixed rate debt. In the second quarter of 2002, we terminated all remaining interest rate swaps. Management believes that we are now better served with a higher percentage of fixed rate debt given the uncertainty in capital markets and possible fluctuations in short-term interest rates in the next six to twelve months.

        We received net payments totaling $11 million during 2001 and 2002 upon the termination of interest rate swaps agreements. These amounts have been added to the carrying value of the related debt obligations and are being amortized and recorded as a reduction of interest expense over the remaining life of that debt.

Recently Issued Accounting Standards

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections as of April 2002" ("SFAS 145"). The key provision of SFAS 145 which will affect us rescinds the existing rule that all gains or losses from the extinguishment of debt should be classified as extraordinary items. Instead, such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent.

        We will adopt SFAS 145 beginning January 1, 2003. Prior period gains and losses must be analyzed to determine if they meet the criteria to be classified as extraordinary items. If they fail the criteria, prior period gains and losses must be reclassified. We anticipate that prior period gains and losses we have incurred will be reclassified as an element of income from continuing operations.

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under EITF Issue 94-3. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

        We will adopt SFAS 146 beginning January 1, 2003. We do not believe the adoption will have a significant impact on our results of operations or financial position. The time between our commitment to an exit or disposal plan and when costs are actually incurred is typically short.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

        On April 26, 1994, an individual filed a complaint in a class action lawsuit in the United States District Court for the Middle District of Florida against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. On May 10, 1994, another plaintiff filed a complaint in a class action lawsuit alleging substantially the same claims in the same court against 48 defendants, including the Company. On September 26, 1995, another plaintiff filed a complaint in a class action lawsuit alleging substantially the same claims in the United States District Court for the District of Nevada against 45 defendants, including the Company. The court consolidated the three cases in the United States District Court for the District of Nevada. The consolidated complaint claims that we and the other defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play video poker and electronic slot machines based on a false belief concerning how the gaming machines operate, as well as the chances of winning. Specifically, the plaintiffs allege that the gaming machines are not truly random as advertised to the public, but are pre-programmed in a predictable and manipulative manner. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and asks for unspecified compensatory and punitive damages. In December 1997, the District Court granted in part and denied in part the defendants' motions to dismiss the complaint for failure to state a claim and ordered the plaintiffs to file an amended complaint, which they filed in February 1998. We, along with most of the other defendants, have answered the amended complaint and continue to deny the allegations contained in the amended complaint. In June 2002, the District Court ruled that the plaintiffs met the prerequisite requirements for class-action status, but denied the plaintiff's motion for class action certification, saying that the proposed class lacked the cohesiveness required to settle common claims against the casino industry. The District Court had previously stayed discovery pending resolution of these class certification issues.

        In January, 2002, the 6th Circuit Court of Appeals ruled unconstitutional a preference contained in the Detroit Casino Selection Process Ordinance, in Detroit, Michigan, in the case of Lac Vieux Desert Band of Lake Superior Chippewa Indians v. Michigan Gaming Control Board, et. al. The 6th Circuit remanded the case to the Federal District Court to determine what relief was appropriate. The Company's operating subsidiary had not been granted a preference by the City of Detroit, and was not originally a party to the Lac Vieux litigation. In April 2002, such subsidiary intervened in the Lac Vieux litigation in order to protect its interest. In July 2002, the District Court denied the Lac Vieux Tribe's request for a new casino development selection process in the City of Detroit, finding that the magnitude of such relief was not warranted and that the harm to the casino licensees would be manifestly worse than any benefit the Tribe might receive by a reselection process. The District Court declared that the Company's subsidiary did not receive a preference and, in fact, was injured by the preference. The Federal District Court determined that the only relief that it could equitably grant to the Tribe was the declaration of the unconstitutionality of the Ordinance. The Company's subsidiary had previously petitioned the Court for a ruling that its selection was valid in that it did not receive any preferences in the selection process. In light of the District Court's ruling that no further relief would be granted to the Tribe, the Court denied this motion on the ground of mootness. The Tribe has appealed the District Court's ruling, and the Tribe requested that the District Court enjoin the City from approving new development agreements with the three casino developers until resolution of the appeal by the 6th Circuit. The District Court denied the request for the injunction, and the appeal is pending. The Company's subsidiary has filed a cross appeal of the District Court's denial of the subsidiary's motion.

Item 4. Submission of Matters to a Vote of Security Holders

  (a)
  The Company's 2002 Annual Meeting of Stockholders was held on May 7, 2002.

  (c)
  At the Annual Meeting, the following individuals were elected to serve one-year terms as members of the Board of Directors:

Name	Shares Voted For	Shares Withheld
James D. Aljian	141,727,531	7,904,245
Robert H. Baldwin	142,495,205	7,136,571
Fred Benninger	148,314,272	1,317,504
Terry Christensen	148,087,236	1,544,540
Glenn A. Cramer	148,315,233	1,316,543
Willie D. Davis	148,314,770	1,317,006
Alexander M. Haig, Jr.	148,067,598	1,564,178
Alexis Herman	148,661,262	970,514
Gary N. Jacobs	142,156,113	7,475,663
Kirk Kerkorian	142,393,392	7,238,384
J. Terrence Lanni	142,513,586	7,118,190
George J. Mason	148,080,960	1,550,816
James J. Murren	142,513,439	7,118,337
Ronald M. Popeil	148,675,579	956,197
John T. Redmond	142,246,932	7,384,844
Walter M. Sharp	146,938,247	2,693,529
Daniel M. Wade	142,205,155	7,426,621
Daniel B. Wayson	148,676,178	955,598
Melvin B. Wolzinger	148,675,149	956,627
Alex Yemenidjian	142,671,740	6,960,036

        Additionally, an amendment to the Amended Annual Performance-Based Incentive Plan for Executive Officers was ratified, by a vote of 147,779,371 shares in favor, 1,794,572 shares opposed and 57,833 shares abstaining.

        Additionally, a proposal allowing the Audit Committee and Board of Directors to select the Company's independent auditors for the year ending December 31, 2002 was ratified, by a vote of 146,337,968 shares in favor, 3,156,038 shares opposed and 137,770 shares abstaining.

Item 5. Other Information

        During the fiscal quarter ended June 30, 2002, MGM MIRAGE embarked on a program to assure the continuity and stability of its successful management team by securing their long-term services. This program comprises entering into new employment agreements with certain senior executives and making grants of restricted stock to such executives and other members of senior management, which restrictions will lapse on the third and fourth anniversaries of grant.

        Accordingly, MGM MIRAGE has entered into employment agreements with several of its senior executives including the five most senior executives, committing them to provide services to the Company through July 3, 2006. The Company anticipates entering into additional employment agreements with other key employees.

        Additionally, in May, 2002, the Company's Board of Directors approved the 2002 Restricted Stock Plan, which authorizes the grant of up to 1,000,000 restricted treasury shares to key employees. In order to insure continuity of management, restrictions on the shares would remain in effect through the third anniversary of grant (as to 50% of the shares) and fourth anniversary of grant (as to the remaining shares). In certain instances, the restrictions would remain in effect for a longer period. In June, 2002, grants aggregating 882,000 shares were made to 65 key employees of the Company.

        The Company has entered into employment agreements expiring July 3, 2006 with J. Terrence Lanni, Chairman and Chief Executive Officer, James J. Murren, President, Chief Financial Officer and Treasurer, Robert H. Baldwin, President and Chief Executive Officer of Mirage Resorts, John T. Redmond, President and Chief Executive Officer of MGM Grand Resorts, and Gary N. Jacobs, Executive Vice President, General Counsel and Secretary, providing for annual base compensation of $2,000,000, $1,200,000, $1,500,000, $1,300,000, and $700,000, respectively. Additionally, Messrs Lanni, Murren, Baldwin, Redmond and Jacobs were granted 150,000 shares, 75,000 shares, 75,000 shares, 75,000 shares and 25,000 shares, respectively, from the Restricted Stock Plan.

        MGM MIRAGE has determined to expand its efforts to explore development opportunities in other jurisdictions. The Company's development subsidiary has entered into an employment agreement with Kenneth Rosevear, President, MGM MIRAGE Development, expiring August 6, 2006. Mr. Rosevear has previously provided services to the Company in its development activities on a non-exclusive basis. The employment agreement with Mr. Rosevear provides for annual base compensation of $675,000 per annum. The agreement permits Mr. Rosevear to continue to provide limited consulting services for his own account under a pre-existing agreement he has with the South African gaming entity which acquired MGM MIRAGE's South African operations in May and June 2002. Such operations most recently consisted of managing three permanent casinos and one interim casino for the South African company. In 1999, MGM MIRAGE subcontracted these management services to Mr. Rosevear, as a result of which he received a percentage of the management fees generated. Upon the sale of MGM MIRAGE's South African operations and termination of the management agreement and related subcontract with Mr. Rosevear, MGM MIRAGE received $11.4 million and Mr. Rosevear received $13.7 million. (MGM MIRAGE has the right to require Mr. Rosevear to terminate such consulting services). Pursuant to the employment agreement with Mr. Rosevear, Mr. Rosevear conveyed to the Company's subsidiary all of his right, title and interest in a consulting agreement with the Agua Caliente Band of Cahuilla Indians in Palm Springs, California to provide non-management consulting services in connection with their development and construction of a gaming facility in the Palm Springs area. In consideration for Mr. Rosevear's conveyance of this opportunity (which otherwise would have been for the exclusive benefit of Mr. Rosevear), Mr. Rosevear will receive fifty percent (50%) of the fees under the agreement (which are limited to a monthly retainer against a percentage of the construction budget for the new facility). In connection with his employment agreement, Mr. Rosevear was also granted 100,000 stock options under the Company's Non-Qualified Stock Option Plan and 8,000 shares of restricted stock under the Restricted Stock Plan.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

3.1	Amended and Restated Bylaws of the Company, effective March 6, 2001.
*10.1	Employment agreement, dated June 1, 2002, between the Company and J. Terrence Lanni.
*10.2	Employment agreement, dated June 1, 2002, between the Company and James J. Murren.
*10.3	Employment agreement, dated June 1, 2002, between the Company and John Redmond.

*10.4	Employment agreement, dated June 1, 2002, between the Company and Robert H. Baldwin.
*10.5	Employment agreement, dated June 1, 2002, between the Company and Gary N. Jacobs.
*10.6	Employment agreement, dated June 1, 2002, between the Company and Kenneth Rosevear.
10.7
Sixth Amendment, dated April 2002, to the Amended and Restated Development Agreement, dated as of April 9, 1998, among the City of Detroit, The Economic Development Corporation of the City of Detroit and MGM Grand Detroit, LLC for the City of Detroit Casino Development Project.
10.8
Seventh Amendment, dated June 12, 2002, to the Amended and Restated Development Agreement, dated as of April 9, 1998, among the City of Detroit, The Economic Development Corporation of the City of Detroit and MGM Grand Detroit, LLC for the City of Detroit Casino Development Project.
10.9
Eighth Amendment, dated July 31, 2002, to the Amended and Restated Development Agreement, dated as of April 9, 1998, among the City of Detroit, The Economic Development Corporation of the City of Detroit and MGM Grand Detroit, LLC for the City of Detroit Casino Development Project.
10.10	Revised Development Agreement among the City of Detroit, The Economic Development Corporation of the City of Detroit and MGM Grand Detroit, LLC.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement

(b)
Reports on Form 8-K.

    The Company filed the following Current Report on Form 8-K during the quarter ended June 30, 2002:

    Current Report on Form 8-K, dated May 15, 2002, filed by the Company on May 15, 2002, in which events under Item 4, Changes in Registrant's Certifying Accountant, and Item 7, Financial Statements and Exhibits, were reported.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE

Date: August 9, 2002	By:	/s/ J. TERRENCE LANNI J. Terrence Lanni Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2002	By:	/s/ JAMES J. MURREN President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

  Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Part II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K