Form 10-Q
period 2002-09-30
MGM MIRAGE
filed 2002-11-13
CIK 789570

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2002

Common Stock, $.01 par value	155,024,225 shares

MGM MIRAGE AND SUBSIDIARIES

FORM 10-Q

I N D E X

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2002 and December 31, 2001	1
	Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2002 and September 30, 2001	2
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and September 30, 2001	3
	Condensed Notes to Consolidated Financial Statements	4-13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	20-21
Item 6.	Exhibits and Reports on Form 8-K	21
SIGNATURES		22
CERTIFICATIONS		23-24

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$139,199	$208,971
Accounts receivable, net	114,767	144,374
Inventories	84,183	78,037
Income tax receivable	5,556	12,077
Deferred income taxes	92,489	148,845
Prepaid expenses and other	84,467	69,623

Total current assets	520,661	661,927

Property and equipment, net	8,786,931	8,891,645
Other assets
Investment in unconsolidated affiliates	709,206	632,949
Goodwill, net	104,522	103,059
Deposits and other assets, net	313,317	207,863

Total other assets	1,127,045	943,871

	$10,434,637	$10,497,443

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$62,915	$75,787
Current portion of long-term debt	6,734	168,079
Accrued interest on long-term debt	56,375	78,938
Other accrued liabilities	611,749	565,106

Total current liabilities	737,773	887,910

Deferred income taxes	1,761,915	1,746,272
Long-term debt	5,069,243	5,295,313
Other long-term obligations	107,493	57,248
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value: authorized 300,000,000 shares; issued 166,364,271 and 163,685,876 shares; outstanding 158,938,971 and 157,396,176 shares	1,664	1,637
Capital in excess of par value	2,124,763	2,049,841
Deferred compensation	(28,370)	—
Treasury stock, at cost (7,425,300 and 6,289,700 shares)	(180,055)	(129,399)
Retained earnings	851,162	597,771
Other comprehensive loss	(10,951)	(9,150)

Total stockholders' equity	2,758,213	2,510,700

	$10,434,637	$10,497,443

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues
Casino	$554,066	$551,698	$1,656,137	$1,676,131
Rooms	203,632	194,491	634,447	655,605
Food and beverage	184,969	174,559	567,378	557,627
Entertainment, retail and other	168,730	165,775	510,289	502,725
Income from unconsolidated affiliate	6,720	8,909	25,093	30,269

	1,118,117	1,095,432	3,393,344	3,422,357
Less: promotional allowances	106,809	102,543	319,675	309,020

	1,011,308	992,889	3,073,669	3,113,337

Expenses
Casino	273,698	287,339	826,890	857,208
Rooms	56,997	59,727	169,476	181,507
Food and beverage	107,673	105,021	312,011	318,088
Entertainment, retail and other	111,146	120,538	324,851	339,091
Provision for doubtful accounts	(2,349)	27,008	20,736	58,745
General and administrative	157,848	156,755	453,302	453,760
Corporate expense	10,620	8,408	32,185	29,607
Preopening and start-up expenses	5,723	1,091	12,352	3,071
Restructuring costs (credit)	—	19,896	(10,421)	19,896
Write-downs and impairments	12,578	47,384	12,578	47,384
Depreciation and amortization	96,029	98,697	296,967	292,034

	829,963	931,864	2,450,927	2,600,391

Operating income	181,345	61,025	622,742	512,946

Non-operating income (expense)
Interest income	1,121	1,408	3,584	5,188
Interest expense, net	(71,498)	(84,185)	(213,212)	(274,197)
Interest expense from unconsolidated affiliate	(8)	(482)	(596)	(1,992)
Other, net	(2,749)	(1,440)	(8,283)	(2,911)

	(73,134)	(84,699)	(218,507)	(273,912)

Income (loss) before income taxes and extraordinary item	108,211	(23,674)	404,235	239,034
Benefit (provision) for income taxes	(38,323)	9,321	(150,516)	(92,129)

Income (loss) before extraordinary item	69,888	(14,353)	253,719	146,905
Extraordinary item—loss on early extinguishment of debt, net of income tax benefit of $176 in 2002 and $419 in 2001	(328)	—	(328)	(778)

Net income (loss)	$69,560	$(14,353)	$253,391	$146,127

Basic earnings per share of common stock
Income (loss) before extraordinary item	$0.44	$(0.09)	$1.60	$0.92
Extraordinary item, net	—	—	—	—

Net income (loss) per share	$0.44	$(0.09)	$1.60	$0.92

Diluted earnings per share of common stock
Income (loss) before extraordinary item	$0.43	$(0.09)	$1.58	$0.91
Extraordinary item, net	—	—	—	—

Net income (loss) per share	$0.43	$(0.09)	$1.58	$0.91

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities
Net income	$253,391	$146,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296,967	292,034
Amortization of debt discount and issuance costs	21,086	23,719
Provision for doubtful accounts	20,736	58,745
Loss on early extinguishment of debt	504	1,197
Write-downs and impairments	12,578	47,384
Income from unconsolidated affiliate	(24,497)	(28,277)
Distributions from unconsolidated affiliate	30,000	30,500
Deferred income taxes	74,963	59,865
Change in assets and liabilities:
Accounts receivable	8,677	27,884
Inventories	(6,286)	(2,214)
Income taxes receivable and payable	6,521	(10,887)
Prepaid expenses	(14,298)	(10,434)
Accounts payable and accrued liabilities	(41,775)	(32,338)
Other	14,528	4,871

Net cash provided by operating activities	653,095	608,176

Cash flows from investing activities
Purchases of property and equipment	(204,464)	(234,259)
Dispositions of property and equipment	11,181	21,669
Investments in unconsolidated affiliates	(80,314)	(14,250)
Change in construction payable	3,292	1,114
Other	(14,222)	(12,976)

Net cash used in investing activities	(284,527)	(238,702)

Cash flows from financing activities
Net repayment under bank facilities	(410,431)	(817,607)
Issuance of long-term debt	—	400,000
Debt issuance costs	(848)	(6,055)
Issuance of common stock	45,496	6,142
Repurchase of common stock	(69,809)	(45,716)
Other	(2,748)	(766)

Net cash used in financing activities	(438,340)	(464,002)

Cash and cash equivalents
Net decrease for the period	(69,772)	(94,528)
Balance, beginning of period	208,971	227,968

Balance, end of period	$139,199	$133,440

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$214,689	$267,531
State and federal income taxes paid	37,547	26,039

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

        MGM MIRAGE (the "Company"), formerly known as MGM Grand, Inc., is a Delaware corporation, incorporated on January 29, 1986. As of September 30, 2002, approximately 51.1% of the outstanding shares of the Company's common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian.

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

        Through wholly owned subsidiaries, the Company owns and operates the MGM Grand Hotel and Casino, a hotel, casino and entertainment complex, and New York-New York Hotel and Casino, a destination resort, both located on the Las Vegas Strip. The Company, through wholly owned subsidiaries, also owns and operates three resorts located in Primm, Nevada at the California/Nevada state line: Whiskey Pete's, Buffalo Bill's and the Primm Valley Resort, as well as two championship golf courses located near these resorts.

        The Company, through its wholly owned subsidiary, MGM Grand Detroit, Inc., and its local partners formed MGM Grand Detroit, LLC, to develop a hotel, casino and entertainment complex in Detroit, Michigan. On July 29, 1999, MGM Grand Detroit, LLC commenced gaming operations in an interim facility located directly off of the John C. Lodge Expressway in downtown Detroit. See Note 9 for discussion of the revised development agreement with the City of Detroit.

        A limited liability company owned 50-50 with Boyd Gaming Corporation is developing the Borgata, a hotel and casino resort on 27 acres at Renaissance Pointe, located in the Marina area of Atlantic City, New Jersey. The Company also owns approximately 95 development acres adjacent to the Borgata site.

        Through its wholly owned subsidiary, MGM Grand Australia Pty Ltd., the Company owns and operates the MGM Grand Hotel and Casino in Darwin, Australia, which is located on 18 acres of beachfront property on the north central coast of Australia.

        In the second quarter of 2002, the Company received proceeds of $11.4 million on termination of management agreements covering four casinos in the Republic of South Africa. Prior to the termination, the Company managed three permanent casinos and one interim casino and received management fees from its partner, Tsogo Sun Gaming & Entertainment. The termination fee was recorded as part of entertainment, retail and other revenues in the accompanying consolidated statement of operations.

        As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2002, and the results of its operations for the three month and nine month periods ended September 30, 2002 and 2001. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

        Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation, which have no effect on previously reported net income.

NOTE 2—GOODWILL AND INTANGIBLE ASSETS

        Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001 and adopted by the Company on January 1, 2002. The statement provides that goodwill and indefinite-lived intangible assets are no longer amortized effective January 1, 2002, but are instead reviewed for impairment within six months of adoption of the statement and at least annually thereafter. We completed the necessary impairment reviews in the second quarter of 2002 and, as a result of our review, did not record any impairment charges.

        Amortization of goodwill and indefinite-lived intangible assets totaled $0.9 million and $2.0 million for the three and nine months ended September 30, 2001, respectively. Had SFAS 142 been in effect in these periods, the Company's results would have been as follows:

	For the periods ended September 30, 2001
	Three Months		Nine Months
	As Reported	Adjusted	As Reported	Adjusted
	(In thousands, except per share amounts)
Income (loss) before extraordinary item	$(14,353)	$(13,555)	$146,905	$148,727

Net income (loss)	$(14,353)	$(13,555)	$146,127	$147,949

Basic earnings (loss) per share	$(0.09)	$(0.08)	$0.92	$0.93

Diluted earnings (loss) per share	$(0.09)	$(0.08)	$0.91	$0.92

NOTE 3—LONG-TERM DEBT

        Long-term debt consisted of the following:

	September 30, 2002	December 31, 2001
	(In thousands)
$2.0 Billion Revolving Credit Facility	$1,698,000	$1,949,800
$600 Million Revolving Credit Facility (previously $800 million)	—	207,000
$50 Million Revolving Line of Credit	50,000	—
Australian Bank Facility, due 2004	16,759	17,306
$300 Million 6.95% Senior Notes, due 2005, net	302,430	299,249
$200 Million 6.625% Senior Notes, due 2005, net	192,101	189,847
$250 Million 7.25% Senior Notes, due 2006, net	231,197	221,427
$710 Million 9.75% Senior Subordinated Notes, due 2007, net	704,145	703,204
$200 Million 6.75% Senior Notes, due 2007, net	178,724	176,196
$200 Million 6.75% Senior Notes, due 2008, net	176,855	174,426
$200 Million 6.875% Senior Notes, due 2008, net	198,435	198,215
$850 Million 8.50% Senior Notes, due 2010, net	845,989	845,610
$400 Million 8.375% Senior Subordinated Notes, due 2011	400,000	400,000
$100 Million 7.25% Senior Debentures, due 2017, net	80,416	79,982
Other Notes	926	1,130

	5,075,977	5,463,392
Less Current Portion	(6,734)	(168,079)

	$5,069,243	$5,295,313

        Total interest incurred for the three-month periods ended September 30, 2002 and 2001 was $90 million and $102 million, respectively, of which $19 million and $18 million, respectively, was capitalized. Total interest incurred for the nine-month periods ended September 30, 2002 and 2001 was $267 million and $335 million, respectively, of which $54 million and $61 million, respectively, was capitalized.

        During January 2002, Moody's Investors Service lowered its rating on the Company's senior notes to one level below investment grade (Ba1). As a result, substantially all of the Company's assets other than assets of its foreign subsidiaries and certain assets in use at MGM Grand Detroit were pledged as collateral for the Company's senior notes (excluding subordinated notes) and the $2.0 billion and $800 million (subsequently reduced to $600 million) revolving credit facilities.

        On April 5, 2002, the Company entered into an amendment to its $800 million revolving credit facility whereby the maturity date was extended to April 4, 2003 and the lending commitment was reduced to $600 million. On September 5, 2002, the Company entered into a $50 million unsecured revolving line of credit with a bank, which line of credit expires on April 4, 2003. In September 2002, the Company terminated its MGM Grand Detroit, LLC credit facility, originally due in 2003. The Detroit credit facility had no amounts outstanding at September 30, 2002 or December 31, 2001. The early termination resulted in an extraordinary loss on early retirement of debt of $0.3 million, net of tax, for the write-off of unamortized debt issuance costs.

        The Company's long-term debt obligations contain certain customary covenants. The Company's $2.0 billion and $600 million revolving credit facilities contain covenants that require the Company to maintain certain financial ratios. The Company must maintain a maximum leverage ratio (average debt to EBITDA, as defined) of 6.5:1, decreasing periodically to 4.5:1 by March 2004. The Company must also maintain a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.25:1, increasing periodically to 3.0:1 by March 2004. As of September 30, 2002, the Company's leverage and interest coverage ratios were 4.56:1 and 3.47:1, respectively.

        In the second quarter of 2002, the Company terminated interest rate swap agreements designated as fair value hedges covering $650 million of its fixed rate debt due in 2005 and 2006. The interest rate swap agreements qualified for the "shortcut" method allowed under Statement of Financial Accounting Standards No. 133, which allows an assumption of no ineffectiveness in the hedging relationship. As such, there was no impact on net income from changes in the fair value of the hedging instruments. Instead, the fair value of the instruments was recorded as an asset or liability on the Company's balance sheet, with an offsetting adjustment to the carrying value of the related debt. Other long-term obligations in the accompanying December 31, 2001 balance sheet included $13 million representing the fair value of interest rate swap agreements at that date, with corresponding aggregate decreases in the carrying value of the Company's long-term debt. The Company received net payments totaling $11 million during 2001 and 2002 upon the termination of previous swap agreements. These amounts have been added to the carrying value of the related debt obligations and are being amortized and recorded as a reduction in interest expense over the remaining life of that debt.

NOTE 4—INCOME PER SHARE OF COMMON STOCK

        The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,
	2002	2001	2002	2001
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	158,497	159,198	158,626	159,255
Potential dilution from stock options and restricted stock	2,078	—	2,255	2,169

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	160,575	159,198	160,881	161,424

NOTE 5—COMPREHENSIVE INCOME

        Comprehensive income (loss) consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,
	2002	2001	2002	2001
	(In thousands)
Net income (loss)	$69,560	$(14,353)	$253,391	$146,127
Currency translation adjustment, net of tax	1,242	(1,040)	3,701	(3,150)
Derivative loss from unconsolidated affiliate, net of tax	(3,488)	(3,495)	(5,502)	(2,721)

Comprehensive income (loss)	$67,314	$(18,888)	$251,590	$140,256

NOTE 6—STOCKHOLDERS' EQUITY AND STOCK OPTION PLANS

        In the second quarter of 2002, the Board of Directors approved a restricted stock plan. The plan allows for the issuance of up to 1,000,000 shares of Company common stock to certain key employees. The restrictions on selling these shares lapse 50% on the third anniversary date from the grant date and 50% on the fourth anniversary date after the grant date. Through September 30, 2002, 882,000 shares were issued, with an aggregate value of $31 million. This amount was recorded as deferred compensation in the accompanying consolidated balance sheet and is being amortized to operating expenses on a straight-line basis through the period in which the restrictions fully lapse. Amortization through September 30, 2002 was $3 million, and 879,000 shares were outstanding under the plan at September 30, 2002.

        In November 2001, the Company offered its employees and members of its Board of Directors the opportunity to surrender certain stock options in exchange for the issuance of options equal in number to 90% of the options surrendered. The replacement options were to be granted no earlier than 6 months and one day after the options were surrendered, at an exercise price equal to the market price of the Company's common stock on the date the replacement options were granted. In connection with the November 2001 offer, 5.7 million options with an average exercise price of $32.57 were surrendered and 5.2 million replacement options with an exercise price of $34.15 were granted in June 2002.

        During the nine months ended September 30, 2002, the Company repurchased two million shares of its common stock for $70 million as part of its previously authorized 10 million share repurchase program, leaving approximately 5.8 million authorized shares remaining under the program.

NOTE 7—RESTRUCTURING COSTS

        During the third and fourth quarters of 2001, management responded to a decline in business volumes caused by the September 11 attacks by implementing cost containment strategies which included a significant reduction in payroll and a refocusing of several of our marketing programs. Approximately 6,700 employees (on a full-time equivalent basis) were laid off or terminated, resulting in a $22 million charge against earnings, primarily related to the accrual of severance pay, extended health care coverage and other related costs in connection with these personnel reductions. Through September 30, 2002, approximately $11 million of payments have been applied against these accruals.

        As a result of improving business levels and the Company's success at re-hiring a substantial number of previously laid off or terminated employees, management determined in the second quarter of 2002 that a portion of the remaining accrual would now not be necessary. This resulted in a restructuring credit of $10 million. The remaining amount accrued for this restructuring was $1 million at September 30, 2002.

NOTE 8—ASSET WRITE-DOWNS AND IMPAIRMENTS

        The Company recorded $13 million and $47 million of asset write-downs and impairments in the three and nine-month periods ended September 30, 2002 and 2001, respectively.

        During September 2001, the Company reassessed the carrying value of certain assets in light of the September 11 attacks, and recognized an impairment charge of $47 million. Approximately $32 million of this charge related to a write-down of land held for sale on the Atlantic City Boardwalk. This write-down resulted from a reassessment of the fair value of the land subsequent to the attacks, and was based on comparable sales data adjusted for the impact of legislation authorizing large-scale gaming in the state of New York. Management believes this legislation had a negative impact on real estate values on the Atlantic City Boardwalk. The remaining charge relates to several assets abandoned during the quarter in response to the September 11 attacks, primarily in-progress construction projects which management terminated during the quarter.

        In September 2002, Tropical Storm Isidore caused damage at Beau Rivage totaling $8 million, including clean-up costs. Approximately $4 million of the impairment charge relates to damage to the resort's marina facilities. Other assets suffering damage include certain electrical equipment, operating supplies and parking facilities. The amount of the write-down for damaged assets was determined based on the net book value of the assets and engineering estimates. Casino and barge activities at Beau Rivage were closed for approximately 43 hours during Tropical Storm Isidore. Hurricane Lili, in early

October 2002, did not cause significant damage at Beau Rivage, but the casino and barge were closed for a short period.

        The Company has insurance coverage for both property damage and business interruption at Beau Rivage. However, the combined deductible is greater than the total of damage and estimated lost profits, so management does not expect to receive any insurance proceeds related to these two storms.

        In connection with the revised development agreement in Detroit (see Note 9), the Company wrote off $5 million in the third quarter of 2002, which is the net book value of previously incurred development costs associated with the riverfront permanent casino site ($9 million), offset by previously accrued obligations no longer required under the revised development agreement ($4 million).

NOTE 9—DETROIT DEVELOPMENT AGREEMENT

        MGM Grand Detroit, LLC has operated an interim casino facility in downtown Detroit since July 29, 1999, and has been planning a permanent casino facility under a development agreement with the City of Detroit. On August 2, 2002 the Detroit City Council approved revised development agreements with the Company and two other developers. The revised development agreement released the Company and the City from certain of their obligations under the original agreement and significantly changed other provisions of the original agreement. Under the revised agreement:

  •
  The Company is no longer required to locate the permanent casino facility along the Detroit River. Rather, the permanent casino is expected to be located near the existing temporary casino.

  •
  The Company will continue to provide letter of credit support for $50 million of bonds issued by the Economic Development Corporation of the City of Detroit for land purchases along the Detroit River. The letter of credit will be drawn on to make interest and principal payments on the bonds.

  •
  The initial required hotel size for the permanent casino was reduced from 800 rooms to 400 rooms.

  •
  The Company can operate the interim casino facility until the permanent casino opens (expected by January 2006). Previously, the interim casino would have closed in January 2003.

        The Company has recorded an intangible asset (development rights, deemed to have an indefinite life) of approximately $115 million in connection with its payment obligations under the revised development agreement. Assets of $3 million will be transferred to the City, and the remaining obligations have been classified as either accrued liabilities ($53 million) or other long-term liabilities ($59 million), depending on the payment date. The long-term liabilities include the Company's obligation for repayment of the $50 million of bonds described above. In addition to the above payments, the Company will pay the City 1% of gaming revenues (2% if annual revenues exceed $400 million) beginning January 1, 2006.

        The Company is currently in the process of obtaining land and developing plans for the permanent casino facility, and currently expects the project to cost approximately $575 million (including land, capitalized interest and preopening expenses, but excluding approximately $115 million of payments to the City discussed above). The design, budget and schedule of the permanent facility are at an early stage, and the ultimate timing, cost and scope of the project is subject to risks attendant to large-scale projects.

        The ability to construct the permanent casino facility is currently subject to resolution of certain litigation. In January 2002, the 6th Circuit Court of Appeals ruled that the ordinance governing the casino developer selection process in Detroit was unconstitutional, because of preference given to certain bidders. The Company's operating subsidiary did not receive preference in the selection process. The 6th Circuit Court remanded the case to the Federal District Court, which rejected the plaintiff's request for a re-bidding process and determined that the only suitable remedy to the plaintiff was declaring the Ordinance unconstitutional. The plaintiff has appealed, and the 6th Circuit Court of Appeals has issued an injunction, pending appeal, prohibiting the City and the developers from commencing construction pending further action of the 6th Circuit Court of Appeals.

NOTE 10—CONSOLIDATING CONDENSED FINANCIAL INFORMATION

        The Company's subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the $2.0 billion and $600 million revolving credit facilities, the senior notes and debentures and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of September 30, 2002 and December 31, 2001 and for the three and nine month periods ended September 30, 2002 and 2001 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of September 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$64,095	$408,845	$51,014	$(3,293)	$520,661
Property and equipment, net	10,656	8,625,536	162,711	(11,972)	8,786,931
Investment in subsidiaries	7,372,755	123,846	—	(7,496,601)	—
Investment in unconsolidated affiliates	127,902	923,469	—	(342,165)	709,206
Other non-current assets	41,508	236,093	140,238	—	417,839

	$7,616,916	$10,317,789	$353,963	$(7,854,031)	$10,434,637

Current liabilities	$383,289	$291,217	$78,325	$(15,058)	$737,773
Deferred income taxes	275,215	1,486,849	274	(423)	1,761,915
Long-term debt	4,198,999	860,007	10,237	—	5,069,243
Other non-current liabilities	1,200	46,234	60,059	—	107,493
Stockholders' equity	2,758,213	7,633,482	205,068	(7,838,550)	2,758,213

	$7,616,916	$10,317,789	$353,963	$(7,854,031)	$10,434,637

	As of December 31, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$19,613	$469,078	$65,423	$107,813	$661,927
Property and equipment, net	11,616	8,715,875	176,126	(11,972)	8,891,645
Investment in subsidiaries	7,128,853	126,895	—	(7,255,748)	—
Investment in unconsolidated affiliates	127,902	847,212	—	(342,165)	632,949
Intercompany note receivable	94,124	(94,124)	—	—	—
Other non-current assets	46,315	237,685	26,922	—	310,922

	$7,428,423	$10,302,621	$268,471	$(7,502,072)	$10,497,443

Current liabilities	$311,389	$721,976	$45,032	$(190,487)	$887,910
Deferred income taxes	159,481	1,486,849	2,761	97,181	1,746,272
Long-term debt	4,441,352	842,793	11,168	—	5,295,313
Other non-current liabilities	5,501	51,153	594	—	57,248
Stockholders' equity	2,510,700	7,199,850	208,916	(7,408,766)	2,510,700

	$7,428,423	$10,302,621	$268,471	$(7,502,072)	$10,497,443

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$907,722	$103,586	$—	$1,011,308
Equity in subsidiaries' earnings	155,078	19,944	—	(175,022)	—
Expenses:
Casino and hotel operations	—	498,582	50,932	—	549,514
Provision for doubtful accounts	—	(2,838)	489	—	(2,349)
General and administrative	—	145,077	12,771	—	157,848
Corporate expense	(465)	11,085	—	—	10,620
Preopening and start-up expenses	—	5,723	—	—	5,723
Write-downs and impairments	—	7,824	4,754	—	12,578
Depreciation and amortization	283	87,985	5,829	1,932	96,029

	(182)	753,438	74,775	1,932	829,963

Operating income	155,260	174,228	28,811	(176,954)	181,345
Interest expense, net	(60,230)	(6,378)	(3,777)	—	(70,385)
Other, net	—	(4,129)	(552)	1,932	(2,749)

Income before income taxes and extraordinary item	95,030	163,721	24,482	(175,022)	108,211
Provision for income taxes	(25,470)	(10,666)	(2,187)	—	(38,323)

Income before extraordinary item	69,560	153,055	22,295	(175,022)	69,888
Extraordinary item, net	—	—	(328)	—	(328)

Net income	$69,560	$153,055	$21,967	$(175,022)	$69,560

	For the Three Months Ended September 30, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$895,804	$97,085	$—	$992,889
Equity in subsidiaries' earnings	45,545	20,610	—	(66,155)	—
Expenses:
Casino and hotel operations	—	525,077	47,548	—	572,625
Provision for doubtful accounts	—	26,542	466	—	27,008
General and administrative	—	145,734	11,021	—	156,755
Corporate expense	1,212	7,196	—	—	8,408
Preopening and start-up expenses	—	1,091	—	—	1,091
Restructuring costs	—	19,924	(28)	—	19,896
Write-downs and impairments	—	47,149	235	—	47,384
Depreciation and amortization	285	91,053	7,359	—	98,697

	1,497	863,766	66,601	—	931,864

Operating income	44,048	52,648	30,484	(66,155)	61,025
Interest expense, net	(70,342)	(8,475)	(4,442)	—	(83,259)
Other, net	—	(1,440)	—	—	(1,440)

Income (loss) before income taxes	(26,294)	42,733	26,042	(66,155)	(23,674)
Benefit (provision) for income taxes	11,941	—	(2,620)	—	9,321

Net income (loss)	$(14,353)	$42,733	$23,422	$(66,155)	$(14,353)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Nine Months Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$2,739,919	$333,750	$—	$3,073,669
Equity in subsidiaries' earnings	547,320	88,764	—	(636,084)	—
Expenses:
Casino and hotel operations	—	1,481,373	151,855	—	1,633,228
Provision for doubtful accounts	—	20,285	451	—	20,736
General and administrative	—	417,549	35,753	—	453,302
Corporate expense	(559)	32,744	—	—	32,185
Preopening and start-up expenses	—	12,352	—	—	12,352
Restructuring costs (credit)	—	(10,421)	—	—	(10,421)
Write-downs and impairments	—	7,824	4,754	—	12,578
Depreciation and amortization	2,402	275,394	17,239	1,932	296,967

	1,843	2,237,100	210,052	1,932	2,450,927

Operating income	545,477	591,583	123,698	(638,016)	622,742
Interest expense, net	(179,975)	(18,335)	(11,914)	—	(210,224)
Other, net	—	(9,663)	(552)	1,932	(8,283)

Income before income taxes and extraordinary item	365,502	563,585	111,232	(636,084)	404,235
Provision for income taxes	(112,111)	(33,112)	(5,293)	—	(150,516)

Income before extraordinary item	253,391	530,473	105,939	(636,084)	253,719
Extraordinary item, net	—	—	(328)	—	(328)

Net income	$253,391	$530,473	$105,611	$(636,084)	$253,391

	For the Nine Months Ended September 30, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$2,822,381	$290,956	$—	$3,113,337
Equity in subsidiaries' earnings	460,541	63,284	—	(523,825)	—
Expenses:
Casino and hotel operations	—	1,556,932	138,962	—	1,695,894
Provision for doubtful accounts	—	57,850	895	—	58,745
General and administrative	—	419,909	33,851	—	453,760
Corporate expense	10,258	19,349	—	—	29,607
Preopening and start-up expenses	—	2,971	100	—	3,071
Restructuring costs	—	19,924	(28)	—	19,896
Write-downs and impairments	—	47,149	235	—	47,384
Depreciation and amortization	789	270,107	21,138	—	292,034

	11,047	2,394,191	195,153	—	2,600,391

Operating income	449,494	491,474	95,803	(523,825)	512,946
Interest expense, net	(221,426)	(35,246)	(14,329)	—	(271,001)
Other, net	297	(3,208)	—	—	(2,911)

Income before income taxes and extraordinary item	228,365	453,020	81,474	(523,825)	239,034
Provision for income taxes	(81,460)	7	(10,676)	—	(92,129)

Income before extraordinary item	146,905	453,027	70,798	(523,825)	146,905
Extraordinary item, net	(778)	—	—	—	(778)

Net income	$146,127	$453,027	$70,798	$(523,825)	$146,127

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Nine Months Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(186,441)	$723,302	$116,271	$(37)	$653,095
Net cash provided by (used in) investing activities	(3,588)	(266,285)	(14,654)	—	(284,527)
Net cash provided by (used in) financing activities	186,446	(499,469)	(125,354)	37	(438,340)
	For the Nine Months Ended September 30, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(257,748)	$784,483	$81,549	$(108)	$608,176
Net cash provided by (used in) investing activities	171	(206,279)	(32,456)	(138)	(238,702)
Net cash provided by (used in) financing activities	259,206	(677,695)	(45,759)	246	(464,002)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

        Our operations consist of wholly-owned casino resorts in Las Vegas and other locations in southern Nevada, Detroit, Michigan, Biloxi, Mississippi, and Darwin, Australia, as well as investments in joint ventures with an operating resort on the Las Vegas Strip and a project under development in Atlantic City, New Jersey. While our resorts cater to various market segments, our general strategy is to offer a premium resort experience with high-quality gaming and non-gaming amenities. We generate slightly over half of our net revenues from gaming activities.

        Our operating results are highly dependent on the volume of customers at our resorts, which in turn impacts the price we can charge for our hotel rooms and other amenities. Key volume indicators are table games drop and slot handle (gaming volume indicators), and hotel occupancy (hotel volume indicators). Price for rooms is indicated by our average daily rate ("ADR"). Our revenues can also be affected by the percentage of gaming volume we retain, indicated by "win" or "hold" percentage, which is not fully controllable by us.

        Our revenues can be affected by economic and other factors. Domestic leisure travel is dependent on the national economy and the level of consumers' disposal income. Our high-end customers are largely foreign, primarily from the Far East, and our revenues from these customers can be affected by economic conditions in their regions and the global economy as a whole.

        Several factors impacted our operating results for the three and nine-month periods ended September 30, 2002 and 2001, resulting primarily from the attacks of September 11, 2001:

  •
  Before the attacks, results were strong at our resorts, especially on the Las Vegas Strip and especially in July and August of 2001.

  •
  The attacks caused an immediate and profound impact on our operations. Our resorts on the Las Vegas Strip experienced unprecedented low occupancy levels, averaging 64% in the weeks following the attacks.

  •
  We responded to the attacks with several operating changes that led to restructuring charges in the third quarter of 2001 and a lower operating cost structure in the periods since the attacks. We also recorded asset write-downs and impairment changes in the third quarter of 2001, increased our reserve for doubtful accounts and lowered the carrying value of certain retail inventories.

Quarter versus Quarter

        Net revenues increased from $993 million in the quarter ended September 30, 2001 to $1.01 billion in the quarter ended September 30, 2002. This compares to $1.05 billion in the 2000 quarter. Strong results in the first two months of the 2001 quarter partially mitigated the dramatic drop-off in business after the September 11 attacks. In the current year, business volumes have continued their return to more normal levels, though we still experience periods with lower than normal mid-week occupancy and ADR.

        Consolidated casino revenues were $554 million, compared to $552 million in the prior-year quarter and $572 million in 2000. Table games revenue was down 3% compared to 2001, a function of both lower volume and a slightly lower hold percentage. Our company-wide table games hold percentage was within our normal range for both periods. Slot revenue was up 2%, with Bellagio and MGM Grand Detroit experiencing double-digit percentage increases. MGM Grand Detroit's increases came despite construction on the casino's primary access road, the Lodge Expressway; the construction was completed in September 2002. These increases were offset by lower slot revenue at several Las Vegas Strip resorts and at Beau Rivage, which was impacted by the temporary closure of the casino in late September due to Tropical Storm Isidore.

        Consolidated hotel revenues were up 5% from $194 million in 2001 to $204 million in 2002. The 2002 results are still below the $209 million of hotel revenue in 2000, with both average room rates and occupancy trailing the 2000 results. Our Las Vegas Strip resorts' occupancy rate was 93% in 2002, 91% in 2001 and 99% in 2000, while average room rates were $110, $106 and $107 for the same periods.

        Consolidated food and beverage, entertainment, retail and other revenues increased 4% from $340 million in the third quarter of 2001 to $354 million in the third quarter of 2002, consistent with the increase in hotel revenues.

        Consolidated operating expenses decreased from $932 million in 2001 to $830 million in 2002, due to higher write-downs and impairments in 2001, restructuring costs in 2001 not incurred in 2002, lower bad debt expense and expense reduction measures implemented in late 2001. Consolidated operating expenses before preopening, restructuring, write-downs and impairments were $812 million in 2002, a decrease of 6% from $863 million in 2001, due to lower bad debt expense and expense reduction measures implemented in late 2001. Bad debt expense was higher than normal in 2001 due to increased allowances on accounts in response to the September 11 attacks, and the attacks' effects on customer travel patterns and the economy. We also lowered the carrying value of certain retail inventories in 2001. In the third quarter of 2002, we experienced better than anticipated receivable collections on certain customer accounts, which resulted in a reversal of previously recorded bad debt expense. Even after this reversal, our percentage of accounts estimated to be uncollectible remains consistent with levels maintained throughout the year, at levels we consider appropriate given current global economic conditions.

        We incurred no restructuring charges in the third quarter of 2002, and $20 million in the third quarter of 2001. Management responded to the decline in business volumes caused by the September 11 attacks by implementing cost containment strategies which included a significant reduction in payroll and refocusing of several of our marketing programs. In connection therewith, approximately 6,400 employees (on a full-time equivalent basis) were laid off or terminated in the 2001 third quarter. The $20 million of restructuring costs in the third quarter of 2001 represents severance pay, extended health care coverage and other related costs in connection with these personnel reductions.

        Also during September 2001, we reassessed the carrying value of certain assets in light of the September 11 attacks, and recognized an impairment charge of $47 million. Approximately $32 million of this charge related to a write-down of our land held for sale on the Atlantic City Boardwalk. This write-down resulted from a reassessment of the fair value of the land subsequent to the attacks, and was based on comparable sales data adjusted for the impact of recently enacted legislation authorizing large-scale gaming in the state of New York. Management believes this legislation had a negative impact on real estate values on the Atlantic City Boardwalk. The remaining charge relates to several assets abandoned during the quarter in response to the September 11 attacks, primarily in-progress construction projects which management terminated during the quarter.

        In 2002, we recorded write-downs and impairments of $13 million. In September 2002, Tropical Storm Isidore caused property damage at Beau Rivage totaling $8 million, including clean-up costs. Approximately $4 million of the impairment charge relates to damage to the resort's marina facilities. Other assets suffering damage include certain electrical equipment, operating supplies and parking facilities. The amount of the write-down for damaged assets was determined based on the net book value of the assets and engineering estimates. In connection with the revised development agreement in Detroit (see discussion in "Liquidity and Capital Resources"), we wrote off $5 million, which is the net book value of previously incurred development costs associated with the riverfront permanent casino site ($9 million), offset by previously accrued obligations no longer required under the revised development agreement ($4 million).

        Interest expense, net of amounts capitalized, was $71 million in the quarter ended September 30, 2002, a decrease of 15% from the 2001 quarter. Interest cost decreased $12 million, or 12%, due to lower debt levels and lower market interest rates, which affects the rate we pay on our credit facilities. Interest capitalized was consistent between years.

        During the second quarter of 2002, we agreed to a new five-year labor contract with the Culinary Union, resulting in increases in wages and health and welfare contributions for approximately 15,000 of our Las Vegas resort employees. The contract was effective June 1, 2002. The contract calls for increases beginning with $0.69 per hour in the first year of the contract and reaching a cumulative increase of $3.24 per hour in the final year of the contract. As a result, we expect our labor costs to increase approximately $16 million in the first full year of the contract.

        Our insurance policies are generally renewed annually. Based on recent conditions in the insurance markets, policies renewed in the current year in many cases reflect more restrictive language and coverages. In order to limit premium increases, increased deductibles are commonplace. The policy which provides insurance for damage to our property or loss of business contains an exclusion for terrorist acts. We believe our overall coverage is the best achievable in the current market. Our annual premiums total approximately $18 million under our new policies versus approximately $8 million of insurance premium costs in 2001.

Nine Months versus Nine Months

        Net revenues for the nine months ended September 30, 2002 decreased 1% to $3.07 billion, versus $3.11 billion in 2001. Business trends improved throughout 2002, but were still affected on a comparative basis by the effects of the September 11 attacks.

        Consolidated casino revenues were $1.66 billion in 2002, down slightly from $1.68 billion in 2001. Table games revenues were down 6% while other casino revenues were up 3%, highlighted by strong increases at our MGM Grand Detroit and Bellagio resorts. Company-wide table games hold percentages were normal for both periods.

        Consolidated room revenues were $634 million for the nine months ended September 30, 2002, down 3% from $656 million in 2001. Our Las Vegas Strip resorts experienced lower year-over-year room rates and occupancy in the first two quarters of 2002, still impacted by the September 11 attacks. For the nine months of 2002, occupancy at our Las Vegas Strip resorts was 94% with an ADR of $116, compared to 95% and $119 in the 2001 period.

        Consolidated food and beverage, entertainment, retail and other revenues were $1.08 billion in the nine months ended September 30, 2002, up from $1.06 billion in the prior year. 2002 revenues include $11 million received for the early termination of our management agreements covering four casinos in the Republic of South Africa. Excluding this transaction, revenues were essentially flat compared to 2001.

        Consolidated operating expenses were $2.45 billion in the 2002 period, versus $2.60 billion in 2001. Write-downs and impairments were approximately $35 million higher in 2001, as described in the quarter versus quarter discussion. The 2002 period includes a restructuring credit of $10 million, versus the previously described restructuring charge of $20 million in the 2001 period. The current year's credit resulted from our success at re-hiring a substantial number of previously laid off or terminated employees. Bad debt expense was $38 million higher in 2001, due to factors discussed earlier. Other operating expenses were lower due to lower business levels and the cost reduction measures discussed earlier.

        Interest expense, net of amounts capitalized, was $213 million for the nine months ended September 30, 2002, a decrease of 22% compared to $274 million in 2001. The decrease is due to the same factors affecting the third quarter comparison discussed above, as well as savings associated with interest rate swaps outstanding for some of the 2002 period.

Liquidity and Capital Resources

        As of September 30, 2002 and December 31, 2001, we held cash and cash equivalents of $139 million and $209 million, respectively. Cash provided by operating activities for the nine months ended September 30, 2002 was $653 million, compared to $608 million for the first nine months of 2001, principally due to improved operating results.

        Cash used for investing activities was $285 million for the nine months ended September 30, 2002, compared to $239 million in the 2001 period. We contributed $44 million to the Monte Carlo joint venture in the third quarter of 2002 in connection with the venture's retirement of the final $87 million of its outstanding debt. Capital expenditures were $204 million in the nine months ended September 30, 2002. These expenditures related to general property improvements at our resorts, as well as pre-construction activities, including capitalized interest, in Atlantic City.

        On October 16, 2002, we announced that we are temporarily suspending our development activities on our wholly-owned project on the Renaissance Pointe land in Atlantic City. In connection with that announcement, we will stop capitalizing interest associated with the project. We own a 50% interest in Borgata, which is being constructed at Renaissance Pointe. We made $37 million of capital contributions to Borgata in the first quarter of 2002, which were our last scheduled contributions until shortly before the resort's anticipated opening in the summer of 2003.

        In October 2002, we announced an agreement with International Game Technology ("IGT") to install IGT's EZ-Pay cashless gaming system in approximately 18,000 of our slot machines across our resorts. The project has an estimated cost of $84 million, including the cost of new machines and the cost of modifying existing machines, and will be completed over the next 6 to 9 months. Management believes the project will enhance both the customer experience and the revenue potential of our slot machines.

        We announced in July 2002 our intention to expand our Bellagio resort. As presently contemplated, the expansion will consist of a 925-room spa tower, new restaurant and retail amenities, expansion of the existing spa and salon facilities, and additional meeting room space. Estimated cost of the expansion is $375 million, including preopening expenses and capitalized interest, and we expect to complete the project in late 2004.

        Cash used for financing activities was $438 million in the nine months ended September 30, 2002 compared to $464 million in the 2001 period. We repaid $410 million of bank debt during the first nine months of 2002. For the nine months ended September 30, 2002, we repurchased two million shares of our common stock for $70 million as part of our previously authorized 10 million share repurchase program, leaving approximately 5.8 million authorized shares remaining in the program. From October 1, 2002 through November 12, 2002, we repurchased an additional four million shares of our common stock for $123 million. During the first nine months of 2002, approximately 2.7 million stock options were exercised pursuant to our stock option plans, which resulted in proceeds of $45 million to us.

        In January 2002, Moody's Investment Services lowered its rating on our senior notes to one level below investment grade (Bal). As a result, substantially all of our assets other than assets of our foreign subsidiaries and certain assets in use at MGM Grand Detroit were pledged as collateral for our senior notes (excluding subordinated notes) and our $2.0 billion and $800 million (subsequently reduced to $600 million) revolving credit facilities. We do not believe the downgrade has had, or will have, a significant effect on our liquidity or our ability to secure short-term or long-term financing. Subsequent to the downgrade, we successfully extended the maturity date of our $800 million revolving credit facility to April 4, 2003 and voluntarily reduced the commitment to $600 million. The amendment was entered into with the same pricing and other terms as our previous facility. On September 5, 2002, we entered into a $50 million revolving line of credit with a bank, which line of credit expires on April 4, 2003. As of September 30, 2002, we had approximately $827 million of available liquidity under our bank credit facilities.

        MGM Grand Detroit, LLC has operated an interim casino facility in downtown Detroit since July 29, 1999, and has been planning a permanent casino facility under a development agreement with the City of Detroit. On August 2, 2002 the Detroit City Council approved revised development agreements with us and two other developers. The revised development agreement released us and the City from certain of the obligations under the original agreement and significantly changed other provisions of the original agreement (see Note 9 of "Condensed Notes to Consolidated Financial Statements").

        The revised development agreement contemplates that our permanent casino facility will open by January 2006. We are currently in the process of obtaining land and developing plans for the permanent facility, and currently expect the project to cost approximately $575 million (including land, capitalized interest and preopening expenses, but excluding approximately $115 million of payments to the City under the revised development agreement). The design, budget and schedule of the permanent facility are at an early stage, and the ultimate timing, cost and scope of the facility is subject to risks attendant to large-scale projects.

        The ability to construct the permanent casino facility is currently subject to resolution of certain litigation. In January 2002, the 6th Circuit Court of Appeals ruled that the ordinance governing the casino developer selection process in Detroit was unconstitutional, because of preference given to certain bidders. Our operating subsidiary did not receive preference in the selection process. The 6th Circuit Court remanded the case to the Federal District Court, which rejected the plaintiff's request for a re-bidding process and determined that the only suitable remedy to the plaintiff was declaring the Ordinance unconstitutional. The plaintiff has appealed, and the 6th Circuit Court of Appeals has issued an injunction, pending appeal, prohibiting the City and the developers from commencing construction pending further action of the 6th Circuit Court of Appeals. See Part II, Item 1., "Legal Proeedings", for further information.

        We intend to focus on utilizing available free cash flow to reduce indebtedness, as well as to finance our ongoing operations and any future share repurchases and investments. We expect to finance operations, capital expenditures and existing debt obligations through cash flow from operations, cash on hand, bank credit facilities and, depending on market conditions, public offerings of securities under our shelf registration statement, which had $790 million of remaining capacity as of September 30, 2002.

Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate borrowings and short-term borrowings under our bank credit facilities and commercial paper program. As of September 30, 2002, long-term fixed rate borrowings represented approximately 64% of our total borrowings.

        In 2001, we entered into several interest rate swap agreements, designated as fair value hedges, which effectively converted a portion of our fixed rate debt to floating rate debt. In the second quarter of 2002, we terminated all remaining interest rate swaps, which at the time covered $650 million of our fixed rate debt. We received net payments totaling $11 million during 2001 and 2002 upon the termination of interest rate swaps agreements. These amounts have been added to the carrying value of the related debt obligations and are being amortized and recorded as a reduction of interest expense over the remaining life of that debt.

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

        We will adopt SFAS 145 beginning January 1, 2003. Prior period losses must be analyzed to determine if they meet the criteria to be classified as extraordinary items. If they fail the criteria, prior period losses must be reclassified. We anticipate that our prior period losses will be reclassified as an element of income from continuing operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We incorporate by reference the information appearing under "Market Risk" in Part I, Item 2 of this Form 10-Q.

Item 4. Controls and Procedures

        Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective. This conclusion is based on an evaluation conducted in October and November 2002 under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

        There have been no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

        For complete information on material legal proceedings to which the Company and its subsidiaries are a party, see the Company's Annual report on Form 10-K for the year ended December 31, 2001 and the Company's Quarterly Report of Form 10-Q for the period ended June 30, 2002.

Poulos Litigation

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

        In June 2002, the U.S. District Court in Nevada ruled that the plaintiffs met the prerequisite requirements for class-action status, but the Court denied the plaintiff's motion for class action certification, saying that the proposed class lacked the cohesiveness required to settle common claims against the casino industry. The court had previously stayed discovery pending resolution of these class certification issues. In August 2002, the Ninth Circuit Court of Appeals granted the plaintiffs the right to appeal the district court's order denying the motion for class certification.

Lac Vieux Litigation

        In January 2002, the 6th Circuit Court of Appeals ruled unconstitutional a preference contained in the Detroit Casino Selection Process Ordinance, in Detroit, Michigan, in the case of Lac Vieux Desert Band of Lake Superior Chippewa Indians v. Michigan Gaming Control Board, et. al. The 6th Circuit remanded the case to the Federal District Court to determine what relief was appropriate. The Company's operating subsidiary had not been granted a preference by the City of Detroit, and was not originally a party to the Lac Vieux litigation. In April 2002, such subsidiary intervened in the Lac Vieux litigation in order to protect its interest.

        In July 2002, the District Court denied the Lac Vieux Tribe's request for a new casino development selection process in the City of Detroit, finding that the magnitude of such relief was not warranted and that the harm to the casino licensees and the City would be manifestly worse than any benefit the Tribe might receive. The District Court declared that the Company's subsidiary did not receive a preference and, in fact, was injured by the preference. The Federal District Court determined that the only relief that it could equitably grant to the Tribe was the declaration of the unconstitutionality of the Ordinance. The Company's subsidiary had previously petitioned the Court for a ruling that its selection was valid in that it did not receive any preferences in the selection process. In light of the District Court's ruling that no further relief would be granted to the Tribe, the Court denied this motion on the ground of mootness. The Tribe has appealed the District Court's ruling, and the Tribe requested that the District Court enjoin the City from approving new development agreements with the three casino developers until resolution of the appeal by the 6th Circuit. The District Court denied the request for the injunction, and the appeal is pending. The Company's subsidiary has filed a cross appeal of the District Court's denial of the subsidiary's motion.

        In September 2002, the 6th Circuit Court of Appeals issued an injunction, pending appeal, prohibiting the City from issuing construction permits to the developers and prohibiting the developers from commencing construction pending further action of the 6th Circuit Court of Appeals.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.1	Optional Advance Unsecured Promissory Note, dated as of September 5, 2002, among the Company and U.S. Bank National Association.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K.

    The Company filed the following Current Report on Form 8-K during the quarter ended September 30, 2002:

    Current Report on Form 8-K, dated August 13, 2002, filed by the Company on August 13, 2002, in which events under Item 9, Regulation FD Disclosure, were reported.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE
Date: November 13, 2002	By:	/s/ J. TERRENCE LANNI
J. Terrence Lanni Chairman and Chief Executive Officer (Principal Executive Officer)
Date: November 13, 2002	By:	/s/ JAMES J. MURREN
James J. Murren President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, J. Terrence Lanni, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of MGM MIRAGE;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/ J. TERRENCE LANNI J. Terrence Lanni Chairman of the Board and Chief Executive Officer

I, James J. Murren, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of MGM MIRAGE;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/ JAMES J. MURREN James J. Murren President, Chief Financial Officer and Treasurer

QuickLinks

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
  Item 4. Controls and Procedures
  Part II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS