Form 10-K
period 2002-12-31
MGM MIRAGE
filed 2003-03-26
CIK 789570

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2002
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
None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☒ No ☐

        The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of June 28, 2002 (based on the closing price on the New York Stock Exchange Composite Tape on June 28, 2002) was $2,632,066,549. As of March 14, 2003, 152,027,425 shares of Registrant's Common Stock, $.01 par value, were outstanding.

        Portions of the Registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

General

        MGM MIRAGE is referred to as the "Company" or the "Registrant," and may also be referred to as "we," "us" or "our". The Company, formerly known as MGM Grand, Inc., is one of the largest gaming companies in the world. The Company was organized as a Delaware corporation on January 29, 1986. Our MGM Grand Las Vegas casino resort complex opened in 1993. We have grown significantly through the March 1, 1999 acquisition of Primadonna Resorts, Inc. and the May 31, 2000 acquisition of Mirage Resorts, Incorporated ("Mirage Resorts" or "Mirage"). We own what we believe to be the finest collection of casino resorts in the world. Our strategy is predicated on creating resorts of memorable character, treating our employees well and providing superior service for our guests.

Our Operating Casino Resorts

        We have provided below certain information about our casino resorts as of December 31, 2002. Except as otherwise indicated, we wholly own and operate these resorts.

Name and Location	Number of Rooms/Suites	Approximate Casino Square Footage	Slots(1)	Gaming Tables(2)
Domestic:
Las Vegas Strip, Nevada
Bellagio	3,005	155,000	2,454	141
MGM Grand Las Vegas	5,035	171,500	3,090	157
The Mirage	3,044	107,200	2,291	119
Treasure Island	2,885	83,800	1,856	75
New York-New York	2,024	84,000	2,051	71
Monte Carlo (3)	3,002	102,000	1,963	73
Boardwalk	654	32,000	554	21

Subtotal	19,649	735,500	14,259	657
Downtown Las Vegas, Nevada
The Golden Nugget	1,907	38,000	1,260	58
Laughlin, Nevada
The Golden Nugget-Laughlin	300	32,000	1,107	12
Primm, Nevada
Buffalo Bill's Resort & Casino	1,240	62,100	1,336	34
Primm Valley Resort & Casino	625	38,000	1,262	34
Whiskey Pete's Hotel & Casino	777	36,400	1,341	28
Primm Center	N/A	350	7	N/A
Detroit, Michigan
MGM Grand Detroit	N/A	75,000	2,692	80
Biloxi, Mississippi
Beau Rivage	1,780	80,000	2,228	88

Total Domestic	26,278	1,097,350	25,492	991
International:
Darwin, Northern Territory, Australia
MGM Grand Australia	97	23,800	436	26

Grand Total	26,375	1,121,150	25,928	1,017

(1)
Includes slot machines and other coin-operated gaming devices.
(2)
Includes blackjack ("21"), baccarat, craps, roulette, pai gow, pai gow poker, Caribbean stud poker, and other table games.
(3)
Owned and operated by a 50-50 joint venture with Mandalay Resort Group.

Las Vegas Strip Resorts

  Bellagio

        Bellagio is an elegant European-style luxury resort located on an approximately 90-acre site with 1,450 feet of frontage at the center of the Las Vegas Strip. The resort overlooks an eight-acre lake inspired by Lake Como in Northern Italy. Each day, more than 1,000 fountains in the lake come alive at regular intervals in a choreographed ballet of water, music and lights. Bellagio features casual and gourmet restaurants in both indoor and outdoor settings, including the world-famous Le Cirque, Olives, Aqua and Picasso restaurants; upscale retail boutiques, including those leased to Armani, Chanel, Gucci, Hermes, Prada, Fred Leighton and Tiffany & Co.; and extensive meeting, convention and banquet space. Bellagio's specially designed theatre offers luxurious seating overlooking a stage that rises and falls in sections into what we believe to be one of the world's largest enclosed bodies of water. The theatre is home to the spectacular show "O" produced and performed by the talented Cirque du Soleil organization. Bellagio is home to Light, an upscale nightclub, as well as several other bars and lounges. The Bellagio Gallery of Fine Art features rotating exhibitions of original masterpieces from museums and private collections. The surroundings of Bellagio are lushly landscaped with classical gardens and European fountains and pools. Inside, a botanical conservatory is filled with vibrant colors and pleasing scents that change with the seasons. Bellagio has received the prestigious Five Diamond award from AAA for the last two years, as has Picasso.

        We are expanding Bellagio with the addition of a new Spa Tower, which will add 928 guest rooms and suites, new restaurant, retail and meeting space, and will expand the existing spa and salon facilities. We expect to complete the Spa Tower in late 2004. A new nightclub, Caramel, opened in early 2003, complementing Light and Bellagio's other bars and lounges. We also plan to remodel our standard rooms beginning in 2003.

  MGM Grand Las Vegas—The City of Entertainment

        MGM Grand Las Vegas is a multi-themed destination resort, located on approximately 116 acres, with over 350 feet of frontage on the Las Vegas Strip and 1,450 feet of frontage on Tropicana Avenue. MGM Grand Las Vegas includes the exclusive Mansion, a collection of 30 suites and a private dining room catering to our premium gaming customers. We have received approval to make a portion of the casino into a private gaming area for premium gaming customers. MGM Grand Las Vegas features an extensive array of restaurants, including Craftsteak, opened in 2002 by the James Beard award-winning chef Tom Colicchio, NOBHILL and Pearl. Other amenities include the Studio 54 nightclub, several other bars and lounges, numerous retail shopping outlets, a 380,000 square foot state-of-the-art conference center, and a 6.6 acre pool and spa complex. Tabu, the ultra lounge, recently opened at MGM Grand Las Vegas.

        Entertainment facilities at MGM Grand Las Vegas include a 746-seat showroom providing celebrity entertainment and the La Femme Theatre. The MGM Grand Garden is a special events center with a capacity of over 16,000 seats, and provides a venue for concerts by such stars as Madonna, Paul McCartney, Britney Spears, the Rolling Stones, Elton John, Billy Joel and others, as well as championship boxing and other sporting events. We are currently in the process of remodeling the former EFX Theater for a future show by Cirque du Soleil, expected to open in 2004.

        MGM Grand Las Vegas will be the south terminal stop of a four mile elevated public transit monorail currently being constructed by The Las Vegas Monorail Company, a Nevada nonprofit corporation. When completed, the system will connect eight hotel-casinos on the east side of the Las Vegas Strip to the Las Vegas Convention Center. Completion of the monorail system is scheduled for early 2004.

  The Mirage

        The Mirage is a luxurious, tropically themed destination resort located on approximately 100 acres, shared with Treasure Island, with 2,200 feet of combined Strip frontage near the center of the Las Vegas Strip. The exterior of the resort is landscaped with palm trees, abundant foliage and more than four acres of lagoons and other water features centered around a 54-foot volcano and waterfall. Each evening, the volcano erupts at regular intervals, with flames that spectacularly illuminate the front of the resort. Inside the front entrance is an atrium with a tropical garden and additional water features capped by a 100-foot-high glass dome, designed to replicate the sights, sounds and fragrances of the South Seas. Located at the rear of the hotel, adjacent to the swimming pool area, is a dolphin habitat with nine Atlantic bottlenose dolphins and The Secret Garden of Siegfried & Roy, an attraction that allows guests to view the beautiful exotic animals of Siegfried & Roy, the world-famous illusionists who star in a spectacular show at The Mirage.

        The Mirage features a wide array of restaurants, including Renoir, a recipient of the AAA Five Diamond award for the past two years. Entertainment at The Mirage also includes a show featuring Danny Gans, the renowned singer/impersonator, in The Danny Gans Theatre. The Mirage also has numerous retail shopping outlets and 170,000 square feet of convention space, including the 90,000-square foot Mirage Events Center.

  Treasure Island

        Treasure Island is a Caribbean-themed hotel-casino resort located next to The Mirage. Treasure Island and The Mirage are connected by a monorail. The front of Treasure Island, facing the Strip, is an elaborate pirate village where full-scale replicas of a pirate ship and a British frigate regularly engage in a pyrotechnic and special effects sea battle, culminating with the sinking of the frigate. Treasure Island features several restaurants, bars and lounges, including the recently opened Mist. The showroom at Treasure Island features Mystère, a unique choreographic mix of magic, special effects and feats of human prowess produced and performed by Cirque du Soleil. In recognition of its superior customer service and facilities, Treasure Island has been awarded the Four Diamond rating by AAA.

  New York-New York Hotel and Casino

        New York-New York is a themed destination resort on the Las Vegas Strip at Tropicana Avenue, covering approximately 20 acres. The architecture at New York-New York replicates many of New York City's landmark buildings and icons, including the Statue of Liberty, the Empire State Building, Central Park, the Brooklyn Bridge and a Coney Island-style roller coaster. The casino features highly themed interiors including Park Avenue with retail shops, a Central Park setting in the central casino area, and Little Italy with its traditional food court set inside a typical residential neighborhood. New York-New York also features seven specialty leased restaurants, and numerous bars and lounges, including nationally-recognized Coyote Ugly and ESPNZone. Entertainment includes Rita Rudner, who currently performs in the Cabaret Theatre. We are remodeling another theater to house a new show by Cirque du Soleil, which is scheduled to open in mid-2003.

  Monte Carlo Resort & Casino

        Monte Carlo is located on approximately 46 acres with 600 feet of frontage on the Las Vegas Strip, approximately one-half mile south of Bellagio. We own 50% of this resort in a joint venture with Mandalay Resort Group, which manages the resort. Monte Carlo has a palatial style reminiscent of the Belle Époque, the French Victorian architecture of the late 19th century. The resort has amenities such as a brew pub featuring live entertainment, a health spa, a beauty salon, a 1,200-seat theatre featuring the world-renowned magician Lance Burton, a large pool area and lighted tennis courts.

  Boardwalk Hotel and Casino

        The Boardwalk is located between Bellagio and Monte Carlo on the Las Vegas Strip. This facility includes 654 hotel rooms and 32,000 square feet of casino space. Other amenities at the Boardwalk include a coffee shop, a buffet, a snack bar, an entertainment lounge, two bars, a gift shop, 7,300 square feet of interior meeting space, two outdoor swimming pools and 1,125 garage and surface parking spaces.

Other Nevada Resorts

  The Golden Nugget

        The Golden Nugget is the largest, in terms of number of guestrooms and, we believe, the most luxurious hotel-casino in downtown Las Vegas. The Golden Nugget, together with its parking facilities, occupies approximately seven and one-half acres. It has received the AAA Four Diamond Award for 26 consecutive years. The Golden Nugget has several restaurants, spa and salon facilities, and various lounges and entertainment venues. The Golden Nugget has also benefited from the "Fremont Street Experience," an entertainment attraction developed by a coalition of several major downtown Las Vegas hotel-casinos, including the Golden Nugget, in conjunction with the City of Las Vegas. This attraction converted Fremont Street into a four-block-long pedestrian mall, topped with a 90-foot by 1,400-foot special effects canopy. Within the canopy are 2.1 million computer-controlled, four-color lights and a 540,000-watt sound system.

  Primm Valley Resorts

        Primm Valley Resorts consists of three hotel-casinos and three gas stations on both sides of Interstate 15 at the California/Nevada state line in Primm, Nevada (about 40 miles south of Las Vegas) and the Primm Valley Golf Club nearby in California. Buffalo Bill's Resort & Casino, Primm Valley Resort & Casino, Whiskey Pete's Hotel & Casino, Primm Valley Golf Club and three gas stations including the Primm Center (collectively, the "Primm Valley Resorts") form a major destination location and offer, to the more than 13 million vehicles annually traveling through Primm on Interstate 15, the first opportunity to wager upon entering Nevada and the last opportunity before leaving. We estimate that more than 31% of all passing vehicles stopped at the Primm Valley Resorts in 2002.

        Primm Valley Resorts offer an array of amenities and attractions, including a 25,000-square foot conference center, numerous owned and leased restaurants, and a variety of amusement rides. The 6,100-seat Star of the Desert Arena hosts top-name entertainers and has allowed Primm Valley Resorts to use special events as part of extended stay packages.

        Connected to Primm Valley Resorts is the Fashion Outlet of Las Vegas, a shopping mall containing approximately 400,000 square feet of retail space with over 100 retail outlet stores. The Fashion Outlet is owned and operated by a partnership of TrizecHahn Factory Shops, Inc. and Talisman Companies.

  The Golden Nugget-Laughlin

        The Golden Nugget-Laughlin is located on approximately 13 acres with 600 feet of Colorado River frontage near the center of the tourist strip in Laughlin, Nevada, 90 miles south of Las Vegas. In addition to its casino and hotel facilities, the Golden Nugget-Laughlin features a variety of restaurant and bar outlets, a nightclub, and retail shops. Other amenities at the Golden Nugget-Laughlin include a swimming pool, a parking garage and approximately four and one-half acres of surface parking for recreational vehicles. We also own and operate a 78-room motel in Bullhead City, Arizona, across the Colorado River from the Golden Nugget-Laughlin.

  Golf Resorts

        We own and operate an exclusive world-class golf course known as "Shadow Creek," located approximately five miles north of downtown Las Vegas and approximately ten miles north of our Las Vegas Strip hotel-casinos. Shadow Creek is ranked 31st in Golf Digest's ranking of America's 100 Greatest Golf Courses. We also own and operate the Primm Valley Golf Club, located four miles south of Primm in California, which includes two 18-hole championship courses. All of these golf courses were designed by renowned golf course architect Tom Fazio.

Other Resorts

  MGM Grand Detroit

        MGM Grand Detroit is our interim casino facility in Detroit, Michigan. The facility's interior is decorated in an Art Deco motif with six themed bars, a VIP lounge and four restaurants, including our signature upscale restaurant, the Hollywood Brown Derby. The site is conveniently located off the Howard Street exit from the John C. Lodge Expressway in downtown Detroit, and has parking for over 3,000 vehicles in two parking garages and additional on-site covered parking.

  Beau Rivage

        Beau Rivage is a luxurious beachfront resort located on a 41-acre site with 1,400 feet of frontage where Interstate 110 meets the Gulf Coast in Biloxi, Mississippi. The graceful driveway leading to Beau Rivage is lined with intricate gardens and stately oak trees and large trees fill the resort's skylit atrium lobby. Twelve distinctive restaurants offer a variety of dining experiences, from a café nestled in the atrium gardens to a steak and seafood restaurant surrounded by tropical fish and coral reefs. Adjoining its lavish health spa and salon is a lushly landscaped swimming pool, café and special events pavilion overlooking the Gulf of Mexico. Beau Rivage also offers a state-of-the-art convention center, a shopping esplanade, a 1,600-seat theatre and a brew pub with live entertainment nightly.

  MGM Grand Australia

        MGM Grand Australia is located on 18 acres of beachfront property in Darwin, Northern Territory, Australia. The resort includes a public and private casino, 96 rooms, restaurants and other facilities. We have positioned MGM Grand Australia as a multi-faceted gaming and entertainment facility for the local market and, to a lesser extent, as an exclusive destination resort for international table game customers.

On-line Gaming

        PLAYMGMMIRAGE.com is our online gaming website. PLAYMGMMIRAGE.com is a brand new, interactive entertainment and gaming website that conveys the excitement, entertainment and energy that Las Vegas and MGM MIRAGE represent, and enables players to enjoy many of the same Las Vegas values and experiences as they would enjoy if they were in one of our land-based resorts.

        PLAY MGMMIRAGE.com became operational on September 26, 2002 and initially was not actively marketed. This enabled us to test the efficacy of our applications and procedures to ensure compliance with all applicable laws. We commenced actively marketing a newer version of the website in early 2003, though we do not expect to earn a profit from our on-line gaming activities for the foreseeable future. To date, 98% of our player database consists of United Kingdom citizens. Subject to applicable legal and regulatory compliance, it is expected that the website will be made more widely available in 2003, both geographically and by distribution on further interactive platforms. Because of the current state of the laws concerning Internet wagering, PLAYMGMMIRAGE.com does not accept wagers from the United States and many other jurisdictions.

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

        The ability to construct the permanent casino facility is currently subject to resolution of certain litigation. In January 2002, the 6th Circuit Court of Appeals ruled that the ordinance governing the casino developer selection process in Detroit violated the First Amendment to the United States Constitution, because of preference given to certain bidders. Our operating subsidiary did not receive preference in the selection process. The 6thCircuit Court remanded the case to the Federal District Court, which rejected the plaintiff's request for a re-bidding process and determined that the only suitable remedy to the plaintiff was declaring the ordinance unconstitutional. The plaintiff has appealed, and the 6th Circuit Court has issued an injunction, pending appeal, prohibiting the City and the developers from commencing construction pending further action of the 6th Circuit Court. Therefore, we do not know when we will be able to commence construction of, or complete, the permanent facility.

  Atlantic City, New Jersey

        In January 1998, the City of Atlantic City deeded to Mirage approximately 180 acres (120 acres of which are developable) at Renaissance Pointe in the Marina area of Atlantic City. In exchange, Mirage agreed to develop a hotel-casino on the site and perform certain other obligations. Mirage also entered into an agreement with two New Jersey State agencies for the construction and joint funding of road improvements necessary to improve access to the Marina area. Mirage funded $110 million of the $330 million road improvement projects and two State agencies provided the remainder of the project funding. The road improvement projects opened to the public on July 31, 2001.

        In November 2000, a limited liability company owned 50-50 with Boyd Gaming Corporation began construction of Borgata, a hotel-casino resort with 2,000 guest rooms, on 27 acres of the Renaissance Pointe site. Boyd is overseeing the construction and will operate the resort upon completion.

Construction is expected to be completed in the summer of 2003 at a total estimated cost, including land, of approximately $1.06 billion. In December 2000, we contributed the 27 acres of land and Boyd contributed $90 million in cash to the venture, and the venture obtained a $630 million secured bank credit facility, which is non-recourse to MGM MIRAGE, to fund the project costs. We and Boyd are each required to contribute up to an additional $134 million in cash to the venture and Boyd is required to contribute any additional cash necessary to fund project costs in excess of the agreed project budget. As of December 31, 2002, each partner had made $92 million of such additional cash contributions, including contributions by Mirage prior to the acquisition.

        As required by our agreement with Boyd, we have designed and are developing the common roads, landscaping and other master plan improvements for the entire Renaissance Pointe site. As part of the agreement with the City, we are required to remediate environmental contamination at the site, which was a municipal landfill for many years. A substantial portion of the remediation work has been completed.

        On October 16, 2002, we announced that we are temporarily suspending our development activities on our wholly-owned project on the Renaissance Pointe land in Atlantic City. In connection with that announcement, we stopped capitalizing interest associated with the project. We must apply for and receive numerous governmental permits and satisfy other conditions before construction of a new resort on the Renaissance Pointe site could begin. No assurance can be given that we will develop a casino resort in New Jersey, or its ultimate schedule, size, configuration or cost if we do develop a casino resort.

  Las Vegas Developments

        Mirage acquired the Boardwalk on June 30, 1998. Combined with land we own adjacent to the Boardwalk, the acquisition provides us with an approximately 50-acre site for future development with over 1,200 feet of frontage on the Las Vegas Strip between Bellagio and Monte Carlo. The design, timing and cost of any future development on the site will depend on several factors, including the market's ability to absorb new hotel-casino resorts on the Las Vegas Strip, competition from gaming outside of Nevada and the ultimate size and scope of the project, among other factors.

        In 2002, we entered into an agreement with Turnberry Associates to develop luxury condominium towers on the site of the former Theme Park at MGM Grand Las Vegas. We will initially contribute land and up to $3 million to the project, and agree to clear the land of existing structures. Turnberry Associates will contribute $9 million, and up to an additional $3 million, in cash and will manage the development and sales process. The venture will obtain construction financing for the remainder of the expected $175-200 million cost of the first tower once sufficient pre-sales have occurred to obtain financing. Such financing will be non-recourse to us. We will own 50% of the venture, and will have the opportunity to rent condominiums to third parties on behalf of the owners. Depending on market acceptance of the initial tower, we and Turnberry Associates may develop, on similar terms, up to an additional five condominium towers on the Theme Park site.

  Other

        We regularly evaluate possible expansion and acquisition opportunities in both the domestic and international markets. These opportunities may include the ownership, management and operation of gaming and other entertainment facilities in Nevada or in states other than Nevada or outside of the United States. We may undertake these opportunities either alone or with joint venture partners. Development and operation of any gaming facility in a new jurisdiction is subject to many contingencies. Several of these contingencies are outside of our control and may include the passage of appropriate gaming legislation, the issuance of necessary permits, licenses and approvals, the availability of appropriate financing and the satisfaction of other conditions. We cannot be sure that we will decide or be able to proceed with any acquisition or expansion opportunities.

Marketing

        All of our casino resorts operate 24 hours each day, every day of the year. We do not consider our business to be particularly seasonal. We believe that the largest portion of our Nevada customers live in Southern California, although other geographic areas are also important.

        The level of gaming activity at our casinos is the single largest factor in determining our revenues and operating income. We generate slightly over half of our net revenues from gaming activities. We also receive a large amount of revenues from room, food and beverage, entertainment and retail operations. Since we believe that the number of walk-in customers also affects the success of all of our hotel-casinos, we design our facilities to maximize their attraction to guests of other hotels.

        The principal segments of the Nevada and Mississippi gaming markets are tour and travel, leisure travel, high-level wagerers and conventions, including small meetings and corporate incentive programs. Bellagio, MGM Grand Las Vegas and The Mirage each appeals to the upper end of each market segment, balancing their business by using the convention and tour and travel segments to fill the mid-week and off-peak periods. Our marketing strategy for Treasure Island, New York-New York and the Golden Nugget is aimed at attracting middle- to upper-middle-income wagerers, largely from the leisure travel and, to a lesser extent, the tour and travel segments. Boardwalk, Primm Valley Resorts and Golden Nugget-Laughlin appeal primarily to middle-income customers. Their customers are attracted by room, food and beverage and entertainment prices that are lower than those offered by the major Las Vegas hotel-casinos.

        We utilize our world-class golf courses in marketing programs at our Las Vegas Strip and other Nevada resorts. Our major Las Vegas hotel-casinos offer luxury suite packages that include golf privileges at Shadow Creek. In connection with our marketing activities, we also invite our premium casino customers to play Shadow Creek on a complimentary basis. We use Primm Valley Golf Club for marketing purposes at our Las Vegas and Primm resorts, including offering room and golf packages at special rates.

        We believe Beau Rivage is the most luxurious hotel-casino on the Mississippi Gulf Coast. Beau Rivage seeks to attract the most affluent customers in each market segment, particularly those who live in major cities in the South, as well as customers residing in the Gulf Coast region.

        MGM Grand Detroit markets primarily to customers within a 150-mile radius of Detroit. Its customers are attracted by its diverse gaming and dining offerings, its convenient location and its ample onsite parking facilities.

        MGM Grand Australia has targeted its local Northern Territory market for its primary customer base.

        We advertise on radio, television and billboards and in newspapers and magazines in selected cities throughout the United States, as well as on the Internet and by direct mail. We also advertise through our regional marketing offices located in major United States and foreign cities. A key element of marketing to high-level wagerers is personal contact by our marketing personnel. Direct marketing is also important in the convention segment. We maintain internet websites which inform customers about our resorts and allow our customers to reserve hotel rooms and make restaurant and show reservations.

        We utilize technology to maximize revenue and efficiency in gaming as well. When completely installed, our Players Club will link eight of our United States resorts, and consolidate all slots and table games activity for customers with a Players Club account. Customers will qualify for benefits at all eight resorts, regardless of where they play. We will be able to learn more about our customers' gaming and other activity, and use the information to more effectively market to our customers. We are currently installing, through purchases of new machines or retrofits on exiting machines, International Game Technology's EZ-Pay cashless gaming system in almost all of the slot machines in our United States resorts. We believe that installing this system will enhance the customer experience and increase the revenue potential of our slot machines.

Issuance of Markers

        Marker play represents a large portion of the table games volume at Bellagio, MGM Grand Las Vegas and The Mirage. Our other facilities do not emphasize marker play to the same extent, although we offer markers to customers at those casinos as well, with the exception of MGM Grand Australia, where Northern Territory legislation prohibits marker play.

        We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. In Nevada, Mississippi and Michigan, amounts owed for markers which are not timely paid are enforceable under state laws. All other states are required to enforce a judgment for amounts owed for markers which are not timely paid, entered in Nevada, Mississippi or Michigan, pursuant to the Full Faith and Credit Clause of the United States Constitution. Amounts owed for markers which are not timely paid are not legally enforceable in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. A significant portion of our Company's accounts receivable, for amounts unpaid resulting from markers which are not collectible through banking channels, is owed by major casino customers from the Far East. The collectibility of unpaid markers is affected by a number of factors, including changes in currency exchange rates and economic conditions in the customer's home countries.

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

Competition

  Las Vegas

        Our Las Vegas casino resorts compete with a large number of other hotel-casinos in the Las Vegas area, including major hotel-casinos on or near the Las Vegas Strip, major hotel-casinos in the downtown area, which is about five miles from the center of the Strip, and several major facilities elsewhere in the Las Vegas area. According to the Las Vegas Convention and Visitors Authority, there were approximately 127,000 guestrooms in Las Vegas at December 31, 2002, which was flat compared to December 31, 2001. Las Vegas visitor volume was 35.1 million in 2002, a slight increase from the 35.0 million reported for 2001. Additional new hotel-casinos and expansion projects at existing Las

Vegas hotel-casinos are under construction or have been proposed. We are unable to determine to what extent increased competition will affect our future operating results.

  Primm, Nevada

        The Primm Valley Resorts compete primarily with two hotel-casinos located 11 miles north along Interstate 15 in Jean, Nevada and with the numerous other hotels and casinos in the Las Vegas area, as well as Native American gaming facilities in Southern California. Since many of our current customers stop at Primm as they are driving on Interstate 15 to and from major casino-hotels located in Las Vegas, we believe that our success at Primm is also favorably influenced by the popularity of the Las Vegas resorts. To a lesser extent, the Primm Valley Resorts also compete with gaming establishments in or near Laughlin, Nevada, approximately 90 miles away in Southern Nevada. The addition of major gaming properties, the substantial expansion of existing Laughlin resorts, or substantial expansion of Native American gaming facilities in California (which is currently anticipated), could have an adverse effect on the Primm Valley Resorts.

  Laughlin, Nevada

        The Golden Nugget-Laughlin competes with eight other hotel-casinos in Laughlin, as well as with hotel-casinos in Las Vegas, Jean and Primm, Nevada. In recent years, the Laughlin market has been adversely affected by the expansion of casino gaming in Las Vegas and on Native American reservations, particularly in Southern California and Arizona, and we expect these difficult market conditions to continue.

  Detroit

        MGM Grand Detroit competes in this market with two other interim casinos located in Detroit, as well as a government-owned casino located nearby in Windsor, Ontario. There are Native American casinos in Michigan, but none are near the Detroit metropolitan area.

  Biloxi, Mississippi

        Beau Rivage competes with 11 other casinos in the Mississippi Gulf Coast market, nine of which offer hotel accommodations. Gulf Coast casinos also compete in the regional market with a land-based casino in New Orleans and a land-based Native American hotel-casino in central Mississippi. Casinos in the Gulf Coast market also compete for the south Florida market with casinos in the Bahamas. Gulf Coast casinos compete to a lesser extent with a number of riverboat casinos in Mississippi and Louisiana.

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

  Other

        Our Company's facilities also compete for gaming customers with hotel-casino operations located in other areas of the United States and other parts of the world, and for vacationers with non-gaming tourist destinations such as Hawaii and Florida. Our hotel-casinos compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, and other forms of legalized gaming in the United States. In recent years, certain states have legalized, and several other states have considered legalizing, casino gaming. We do not believe that legalization or expansion of casino gaming in those jurisdictions would have a material adverse impact on our operations. However, we do believe that the legalization of large-scale land-based casino gaming in or near certain major metropolitan areas, particularly in California, could have a material adverse effect on the Las Vegas market.

        On March 7, 2000, voters in California approved an amendment to the California constitution that gave Native American tribes in California the right to offer a limited number of slot machines and a range of house-banked card games. A number of tribes have already signed, and others are negotiating, gaming compacts with the State of California. More than 60 compacts had been approved by the federal government as of December 31, 2002, and casino-style gaming is legal in California on those tribal lands. According to the California Gambling Control Commission, there were 50 operating tribal casinos in California at the end of 2002. The expansion of Native American gaming in California has already impacted our Laughlin and Primm Valley operations. At this time, we cannot determine the impact expanded gaming in California will have on our other Nevada casinos.

How We Compete

        Our major casino resorts compete on the basis of:

  •
  Recruiting, training and retaining well-qualified and motivated employees who provide superior and friendly customer service;
  •
  Offering high-quality guestrooms and dining, entertainment and retail options;
  •
  Providing unique, "must-see" entertainment attractions;
  •
  Our marketing and promotional programs; and
  •
  The superior locations and sites of our resorts.

        The principal negative factors relating to our competitive position are:

  •
  Our limited geographic diversification (our major resorts are concentrated on the Las Vegas Strip and some of our largest competitors operate in more gaming markets than we do);
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

Employees and Labor Relations

        As of December 31, 2002, we had approximately 36,000 full-time and 7,000 part-time employees. At that date, we had collective bargaining contracts with unions covering approximately 17,000 of our employees. We do not have union contracts at Beau Rivage, Golden Nugget-Laughlin or the Boardwalk. We consider our employee relations to be good.

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

        MGM Grand Hotel, LLC, dba MGM Grand Las Vegas, New York-New York Hotel & Casino, LLC, dba New York-New York Hotel & Casino, The Primadonna Company, LLC, dba Primm Valley Resort, Buffalo Bill's and Whiskey Pete's, THE MIRAGE CASINO-HOTEL, dba The Mirage, Bellagio, LLC, dba Bellagio, Treasure Island Corp., dba Treasure Island at The Mirage, GNLV, Corp., dba the Golden Nugget, GNL, Corp., dba the Golden Nugget-Laughlin, Boardwalk Casino, Inc., dba Boardwalk Hotel and Casino, and Victoria Partners, dba Monte Carlo Resort & Casino (collectively referred to as the "Casino Licensees"), operate casinos and are required to be licensed by the Nevada Gaming Authorities. Each gaming license requires the periodic payment of fees and taxes and is not transferable. MGM Grand Las Vegas, New York-New York, The Primadonna Company, LLC and Golden Nugget Manufacturing Corp. are also licensed as manufacturers and distributors of gaming devices and the Boardwalk is licensed as a distributor of gaming devices. MGM Grand Las Vegas is also licensed to operate an International Gaming Salon. The Company and certain of its subsidiaries are also licensed as shareholders, members and/or managers of certain corporate and limited liability company Casino Licensees. The Company's subsidiary MRGS Corp. is licensed as a 50% general partner of Victoria Partners, the joint venture with Mandalay Resort Group that owns and operates Monte Carlo. The Company and Mirage are also each required to be registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, each is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder or member of, or receive any percentage of profits from, the Casino Licensees, Golden Nugget Manufacturing Corp., or MRGS Corp., without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, Mirage and the foregoing subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

        Under the Nevada Act and under certain circumstances, an "institutional investor," as defined in the Nevada Act, which intends to acquire not more than 15% of any class of nonvoting securities of a privately held corporation, limited partnership or limited liability company that is also a registered holding or intermediary company or the holder of a gaming license, may apply to the Nevada Commission for a waiver of the usual prior licensing or finding of suitability requirement if such institutional investor holds such nonvoting securities for investment purposes only. An institutional investor shall not be deemed to hold nonvoting securities for investment purposes unless the nonvoting securities were acquired and are held in the ordinary course of business as an institutional investor, do not give the institutional investor management authority, and do not, directly or indirectly, allow the institutional investor to vote for the election or appointment of members of the board of directors, a general partner or manager, cause any change in the articles of organization, operating agreement, other organic document, management, policies or operations, or cause any other action that the Nevada Commission finds to be inconsistent with holding nonvoting securities for investment purposes only. Activities not deemed to be inconsistent with holding nonvoting securities for investment purposes only include: (i) nominating any candidate for election or appointment to the entity's board of directors or equivalent in connection with a debt restructuring; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the entity's management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of nonvoting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

        Under the Nevada Act, none of the Casino Licensees, Golden Nugget Manufacturing Corp., or MRGS Corp., may guarantee a security issued by the Company or Mirage pursuant to a public offering, or pledge their assets to secure the payment or performance of the obligations evidenced by such a security issued by the Company or Mirage, without the prior approval of the Nevada Commission. Similarly, neither the common stock nor other ownership interests of the Casino Licensees, Golden Nugget Manufacturing Corp., or MRGS Corp., may be pledged, nor may the pledge of such common stock or other ownership interests foreclose on such a pledge, without the prior approval of the Nevada Commission. Restrictions on the transfer of any equity security issued by the Casino Licensees, Golden Nugget Manufacturing Corp., or MRGS Corp., and agreements not to encumber such securities, are ineffective without the prior approval of the Nevada Commission.

        On July 26, 2001, the Nevada Commission granted the Company and Mirage prior approval to make public offerings for a period of two years, subject to certain conditions (the "Shelf Approval"). The Shelf Approval also includes approval for the Company and Mirage to place restrictions on the transfer of any equity security issued to the Casino Licensees, Golden Nugget Manufacturing Corp., or MRGS Corp., and to enter into agreements not to encumber such securities, pursuant to any public offering made under the Shelf Approval. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board, and does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

        License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada, the City of Las Vegas and to Clark County. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. The tax on gross revenues received is generally 6.25%. A casino entertainment tax is also paid by the Casino Licensees where certain entertainment is provided in a cabaret, nightclub, cocktail lounge or casino showroom in connection with the serving or selling of food, refreshments or merchandise. Nevada licensees that hold a license as a manufacturer or a distributor, such as MGM Grand Las Vegas, New York-New York, The Primadonna Company, LLC, the Boardwalk and Golden Nugget Manufacturing Corp., also pay certain fees and taxes to the State of Nevada.

        Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in any activity or enter into any association that is unsuitable because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada, engage in any activity or enter into any association that interferes with the ability of the State of Nevada to collect gaming taxes and fees, or employ, contract with or associate with any person in the foreign gaming operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability, or who has been found guilty of cheating at gambling.

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

        Pursuant to a 1985 agreement with the United States Department of the Treasury (the "Treasury") and provisions of the Money Laundering Suppression Act of 1994, the Nevada Commission and the Nevada Board have authority, under Regulation 6A of the Nevada Act, to enforce their own cash transaction reporting laws applicable to casinos which substantially parallel the federal Bank Secrecy Act. The Nevada Act requires gaming licensees to monitor receipts and disbursements of currency related to cash purchases of chips, cash wagers, cash deposits or cash payment of gaming debts in excess of $10,000 in a 24-hour period, and file reports of such transactions with the United States Internal Revenue Service. Casinos are required to file suspicious activity reports with the Treasury and provide copies thereof to the Nevada Board. Effective March 25, 2003, Nevada casinos will be required to meet the reporting and record keeping requirements of Treasury regulations recently amended by the USA PATRIOT Act of 2001. We are unable at this time to quantify the impact of these changes on our business.

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

        The Michigan Act creates the Michigan Gaming Control Board and authorizes it to grant casino licenses to not more than three applicants who have entered into development agreements with the City of Detroit. The Michigan Board is granted extensive authority to conduct background investigations and determine the suitability of casino license applicants, affiliated companies, officers, directors, or managerial employees of applicants and affiliated companies and persons or entities holding a one percent or greater direct or indirect interest in an applicant or affiliated company. Institutional investors holding less than certain specified amounts of debt or equity securities are exempted from meeting the suitability requirements of the Michigan Act, provided such securities are issued by a publicly traded corporation, such as MGM MIRAGE, and the securities were purchased for investment purposes only and not for the purpose of influencing or affecting the affairs of the issuer. In addition, any individual employed by a casino licensee must obtain an occupational license approved by the Michigan Board, and any person who supplies equipment, goods or services to a casino on a regular and continuing basis must obtain a Board-approved supplier license.

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

        The Michigan Board may, among other things, revoke, suspend or restrict a casino license. Substantial fines or forfeiture of assets for violations of gaming laws or rules may also be levied against a casino licensee. In the event that a casino license is revoked or suspended for more than 120 days, the Michigan Act provides for the appointment of a conservator who, among other things, is required to sell or otherwise transfer the assets of the casino licensee or former licensee to another person or entity who meets the requirements of the Michigan Act for licensure, subject to certain approvals and consultations.

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

        The Michigan Control Commission licenses, controls and regulates the sale of alcoholic beverages by the MGM Grand Detroit casino pursuant to the Michigan Liquor Control Act. The Michigan Act also requires that casinos sell and distribute alcoholic beverages in a manner consistent with the Michigan Liquor Control Act.

        The Detroit City Council enacted an ordinance entitled "Casino Gaming Authorization and Casino Development Agreement Certification and Compliance." The ordinance authorizes casino gaming only by operators who are licensed by the Michigan Board and are parties to a development agreement which has been approved and certified by the City Council and is currently in effect, or are acting on behalf of such parties. The development agreement between MGM Grand Detroit, LLC, Detroit and the Economic Development Corporation of Detroit has been so approved and certified and is currently in effect. The ordinance requires each casino operator to submit to the Mayor of Detroit and to the City Council periodic reports regarding the operator's compliance with its development agreement or, in the event of non-compliance, reasons for non-compliance and an explanation of efforts to comply. The ordinance requires the Mayor of Detroit to monitor each casino operator's compliance with its development agreement, to take appropriate enforcement action in the event of default and to notify the City Council of defaults and enforcement action taken; and, if a development agreement is terminated, it requires the City Council to transmit notice of such action to the Michigan Board within five business days along with Detroit's request that the Michigan Board revoke the relevant operator's certificate of suitability or casino license. If a development agreement is terminated, the Michigan Act requires the Michigan Board to revoke the relevant operator's casino license upon the request of Detroit.

        The administrative rules of the Michigan Board prohibit a casino licensee or a holding company or affiliate that has control of a casino licensee in Michigan from entering into a debt transaction affecting the capitalization or financial viability of its Michigan casino operation without prior approval from the Michigan Board. The Company and its subsidiary, MGM Grand Detroit, LLC, have applied to the Michigan Board for authorization to finance the permanent casino facility by borrowing under the Company's credit facilities, and to secure such borrowings with liens upon substantially all the assets of MGM Grand Detroit, LLC. This request for approval is presently scheduled for a hearing before the Michigan Board on April 8, 2003.

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

  Mississippi Government Regulation

        We conduct our Mississippi gaming operations through an indirect subsidiary, Beau Rivage Resorts, Inc., which owns and operates Beau Rivage in the City of Biloxi, Mississippi. The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission.

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

        The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. As of January 1, 2003, dockside gaming was permissible in nine of the 14 eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi.

        Beau Rivage Resorts and Beau Rivage Distribution Corp. ("BRDC"), a subsidiary of Beau Rivage Resorts, are subject to the licensing and regulatory control of the Mississippi Gaming Commission. Beau Rivage Resorts is licensed as a Mississippi gaming operator, and BRDC is licensed as a Mississippi distributor of gaming devices. Gaming licenses require the periodic payment of fees and taxes and are not transferable. Gaming licenses are issued for a maximum term of three years and must be renewed periodically thereafter. Beau Rivage Resorts received its Mississippi gaming license on June 20, 1996 and a renewal on June 21, 1998. BRDC received its Mississippi distributor's license on August 20, 1998. On May 18, 2000, the Mississippi Gaming Commission renewed the licenses of both Beau Rivage Resorts and BRDC for terms of three years each, effective June 22, 2000. We expect both license to be renewed for an additional three-year term at the May 2003 meeting of the Mississippi Gaming Commission.

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

        At any time, the Mississippi Gaming Commission has the power to investigate and require a finding of suitability of any record or beneficial stockholders of a publicly traded corporation registered with the Mississippi Gaming Commission, regardless of the percentage of ownership. Mississippi law requires any person who acquires more than 5% of the voting securities of a publicly traded corporation registered with the Mississippi Gaming Commission to report the acquisition to the Mississippi Gaming Commission, and that person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the voting securities of such a company, as reported to the Mississippi Gaming Commission, must apply for a finding of suitability by the Mississippi Gaming Commission. An applicant for finding of suitability must pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation. The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered public or private company's voting securities. However, the Mississippi Gaming Commission has adopted a policy that may permit institutional investors to own beneficially up to 15% and, under certain circumstances, up to 19%, of a registered or licensed company's voting securities without a finding of suitability.

        Under the regulations, an "institutional investor," as defined therein, may apply to the Executive Director of the Mississippi Gaming Commission for a waiver of a finding of suitability if such institutional investor (i) beneficially owns up to 15% (or, in certain circumstances, up to 19%) of the voting securities of a registered or licensed company, and (ii) holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered or licensed company, any change in the registered or licensed company's corporate charter, bylaws, management, policies or operations of the registered public or private company or any of its gaming affiliates, or any other action which the Mississippi Gaming Commission finds to be inconsistent with holding the registered or licensed company's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include:

  •
  voting, directly or indirectly through the delivery of a proxy furnished by the board of directors, on all matters voted upon by the holders of such voting securities;

  •
  serving as a member of any committee of creditors or security holders formed in connection with a debt restructuring;

  •
  nominating any candidate for election or appointment to the board of directors in connection with a debt restructuring;

  •
  accepting appointment or election (or having a representative accept appointment or election) as a member of the board of directors in connection with a debt restructuring and serving in that capacity until the conclusion of the member's term;

  •
  making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and

  •
  such other activities as the Mississippi Gaming Commission may determine to be consistent with such investment intent.

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

        We may be required to disclose to the Mississippi Gaming Commission upon request the identities of the holders of any debt or other securities. In addition, under the Mississippi Act, the Mississippi Gaming Commission may, in its discretion require holders of debt securities of registered corporations to file applications, investigate the holders, and require the holders to be found suitable to own the debt securities.

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

        The Mississippi Legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defensive tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly traded that are affiliated with those licensees may be injurious to stable and productive corporate gaming. The Mississippi Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to assure the financial stability of corporate gaming operators and their affiliates, preserve the beneficial aspects of conducting business in the corporate form, and promote a neutral environment for the orderly governance of corporate affairs.

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

        Neither MGM MIRAGE nor Beau Rivage Resorts may engage in gaming activities in Mississippi while MGM MIRAGE, Beau Rivage Resorts and/or persons found suitable to be associated with the gaming license of Beau Rivage Resorts conduct gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may require means for it to have access to information concerning MGM MIRAGE's and its affiliates' out-of-state gaming operations. Gaming operations in Nevada were approved when Beau Rivage Resorts was first licensed in Mississippi. MGM MIRAGE has received waivers of foreign gaming approval from the Mississippi Gaming Commission for the conduct of gaming operations in Michigan, New Jersey, Northern Territory—Australia, Mpumalanga and Gauteng Provinces—Republic of South Africa (where we no longer engage in gaming operations), California and Isle of Man (subject to renewal), and may be required to obtain the approval or a waiver of such approval from the Mississippi Gaming Commission before engaging in any additional future gaming operations outside of Mississippi.

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

        A licensed gaming subsidiary must pay license fees and taxes, computed in various ways depending on the type of gaming involved, to the State of Mississippi and to the county or city in which the licensed gaming subsidiary conducts operations. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon a percentage of gross gaming revenues, the number of slot machines operated by the casino, and the number of table games operated by the casino.

        The license fee payable to the State of Mississippi is based upon "gaming receipts," generally defined as gross receipts less payouts to customers as winnings, and generally equals 8% of gaming receipts. These license fees are allowed as a credit against our Mississippi income tax liability for the year paid. The gross revenue fee imposed by the Mississippi cities and counties in which casino operations are located is in addition to the fees payable to the State of Mississippi and equals approximately 4% of the gaming receipts.

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

        Both the local jurisdiction and the Alcoholic Beverage Control Division of the Mississippi State Tax Commission license, control and regulate the sale of alcoholic beverages by Beau Rivage Resorts. Beau Rivage is in an area designated as a special resort area, which allows casinos located therein to serve alcoholic beverages on a 24-hour basis. The Alcoholic Beverage Control Division requires that the key officers and managers of MGM MIRAGE and Beau Rivage Resorts and all owners of more than 5% of Beau Rivage Resorts' equity submit detailed personal, and in some instances, financial information to the Alcoholic Beverage Control Division and be investigated and licensed. All such licenses are non-transferable. The Alcohol Beverage Control Division has the full power to limit, condition, suspend or revoke any license for the service of alcoholic beverages or to place a licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse effect upon the casino's operations.

  Australia Government Regulation

        The Northern Territory of Australia has comprehensive laws and regulations governing the conduct of gaming. Our Australian operations are subject to the Northern Territory Gaming Control Act and regulations promulgated thereunder and to the licensing and general control of the Minister for Racing, Gaming and Licensing and the Director of Licensing. MGM Grand Australia Pty Ltd. and Diamond Leisure Pty Ltd (a subsidiary of MGM Grand Australia Pty Ltd operating as MGM Grand Darwin) have entered into a casino operator's agreement with the Minister pursuant to which Diamond Leisure Pty Ltd was granted a license to conduct casino gaming on an exclusive basis through June 30, 2015 in the northern half of the Northern Territory (which includes Darwin, its largest city, where MGM Grand Australia is located). The license provides for a tax payable to the Northern Territory government on gross profits derived from gaming, including gaming devices. The license is not exclusive with respect to gaming devices, and the Minister may permit such devices to be placed in limited numbers in locations not operated by Diamond Leisure Pty Ltd or MGM Grand Australia. However, under the license, through June 30, 2005 a portion of the operators' win on such gaming devices is to be offset against gaming tax otherwise payable by MGM Grand Australia.

        The license may be terminated if Diamond Leisure Pty Ltd breaches the casino operator's agreement or the Northern Territory law or fails to operate in accordance with the requirements of the license. The Northern Territory authorities have the right under the Northern Territory law, the casino operator's agreement and the license to monitor and approve virtually all aspects of the conduct of gaming by Diamond Leisure Pty Ltd.

        Additionally, under the terms of the license, the Minister has the right to approve the directors and corporate secretary of MGM MIRAGE and its subsidiaries that own or operate the MGM Grand Darwin Casino, as well as changes in the ownership or corporate structure of such subsidiaries. Diamond Leisure Pty Ltd is required to file with the Northern Territory authorities copies of all documents required to be filed by MGM MIRAGE or any of its subsidiaries with the Nevada gaming authorities, if the documents relate in any way to the MGM Grand Darwin Casino, Diamond Leisure's conduct of the casino or the casino site. In the event of any person becoming the beneficial owner of 10% or more of our stock, the Minister must be so notified and may investigate the suitability of such person. If the Minister determines such person to be unsuitable, and following such determination such person remains the beneficial owner of 10% or more of our stock, that circumstance would constitute a default under the license.

  New Jersey Government Regulation

        The ownership and operation of hotel-casino facilities and gaming activities in Atlantic City, New Jersey are subject to extensive state regulation under the New Jersey Casino Control Act and the regulations of the New Jersey Casino Control Commission and other applicable laws. The New Jersey Act also established the New Jersey Division of Gaming Enforcement to investigate all license applications, enforce the provisions of the New Jersey Act and regulations and prosecute all proceedings for violations of the New Jersey Act and regulations before the New Jersey Commission. In order to own or operate a hotel-casino property in New Jersey, a company must obtain a license or other approvals from the New Jersey Commission and obtain numerous other licenses, permits and approvals from other state as well as local governmental authorities.

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

        On July 24, 1996, MGM MIRAGE and our wholly-owned subsidiary MGM Grand Atlantic City, Inc., and their then officers, directors, and 5% or greater shareholders were found suitable for licensing by the New Jersey Commission. On June 27, 1995, the New Jersey Commission found Mirage and its then officers, directors and 5% or greater shareholders suitable for licensing. These findings of suitability are subject to review and revision by the New Jersey Commission based upon a change in any material fact that is relevant to the findings.

        Borgata has applied for a casino license from the New Jersey Commission. In order for such a license to be issued, the New Jersey Commission must find us, certain of our subsidiaries, and Boyd Gaming Corporation, and certain of its subsidiaries, suitable and Borgata must satisfy many other requirements. We and Boyd Gaming Corporation have submitted, and will continue to submit, the information necessary to obtain such approvals. No assurances can be given that Borgata will receive all necessary approvals or that they will be received in a timely manner.

        The New Jersey Act further provides that each person who directly or indirectly holds any beneficial interest or ownership of the securities issued by a casino licensee or any of its intermediary or holding companies, those persons who, in the opinion of the New Jersey Commission, have the ability to control the casino licensee or its intermediary or holding companies or elect a majority of the board of directors of such companies, other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business, lenders and underwriters of such companies are required to be qualified by the New Jersey Commission. However, with respect to a holding company such as MGM MIRAGE, a waiver of qualification may be granted by the New Jersey Commission, with the concurrence of the Director of the New Jersey Division, if the New Jersey Commission determines that such persons or entities are not significantly involved in the activities of a casino licensee and in the case of security holders, do not have the ability to control MGM MIRAGE or elect one or more of its directors. There exists a rebuttable presumption that any person holding 5% or more of the equity securities of a casino licensee's intermediary or holding company or a person having the ability to elect one or more of the directors of such a company has the ability to control the company and thus must obtain qualification from the New Jersey Commission.

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

        The New Jersey Act requires the certificate of incorporation of a publicly traded holding company to provide that any securities of such a corporation are held subject to the condition that if a holder is found to be disqualified by the New Jersey Commission pursuant to the New Jersey Act, such holder shall dispose of his interest in such company. Accordingly, we amended our certificate of incorporation to provide that a holder of our securities must dispose of such securities if the holder is found disqualified under the New Jersey Act. The New Jersey Commission has requested an additional amendment to our certificate of incorporation and we intend to request shareholder approval at our next shareholders meeting. In addition, we amended our certificate of incorporation to provide that we may redeem the stock of any holder found to be disqualified.

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

        In addition to compliance with the New Jersey Act and regulations relating to gaming, any property built in Atlantic City by us must comply with the New Jersey and Atlantic City laws and regulations relating to, among other things, the Coastal Area Facilities Review Act, construction of buildings, environmental considerations and the operation of hotels.

  Isle of Man Government Regulation

        Our online operation, PLAYMGMMIRAGE.com (the "Site") is conducted by a wholly-owned subsidiary, MGM MIRAGE Online Isle of Man Ltd. ("MGM MIRAGE Online") and is based in the Isle of Man, an independently governed British Crown dependency located in the Irish Sea off the coast of Great Britain. The operation is subject to the Online Gambling Regulation Act 2001 and regulations promulgated thereunder (collectively, "the Online Gambling Act") and to the licensing and regulatory control of the Isle of Man Gambling Control Commission (the "Isle of Man Commission").

        On September 20, 2001, MGM MIRAGE Online was granted one of five licenses to conduct online gambling for a period of five years and has obtained from the Isle of Man Commission the various registrations, approvals, certifications and licenses required to engage in online gaming activities on and from the Isle of Man. The Isle of Man Commission has the right under the Online Gambling Act and our license to monitor and approve virtually all aspects of the conduct of gaming by MGM MIRAGE Online. The license may be terminated if MGM MIRAGE Online fails to operate in accordance with the requirements of the license or breaches Isle of Man law.

        Among other requirements, our license is conditioned upon our not accepting wagers from jurisdictions where it is illegal to place or accept wagers online. Accordingly, the Site has a sophisticated geo-verification application, as well as other procedures in place, designed to exclude play from jurisdictions where internet gaming is illegal. This application and the accompanying procedures also provide reasonable assurance that no one under the legal age to gamble in their applicable jurisdiction, and in no event under the age of 18, can open an account on the Site. We do not allow players from the United States to open accounts on the Site.

        Our license has also required us to put in place a £2 million bond in favor of the Isle of Man Government to cover any outstanding debts of players should we cease to operate under the license. We are also subject to the Anti-Money Laundering (Online Gambling) Code of 2002, which requires stringent verification procedures aimed at preventing the occurrence of money laundering.

        The Online Gambling Act requires us to pay a £80,000 annual license fee and a 2.5 percent tax on the gross gaming revenues of any online gaming conducted pursuant to our license.

        MGM MIRAGE has received a one-year waiver of foreign gaming approval from the Mississippi Gaming Commission for operation of the Site. Although we were not required to obtain approvals of our online operations from other gaming jurisdictions in which we operate land-based hotel and casino properties, we have made detailed presentations of our online operations to all such gaming regulators.

Factors that May Affect Our Future Results

        (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

        This Form 10-K and our 2002 Annual Report to Stockholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might" and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, new projects, future performance, the outcome of contingencies such as legal proceedings and future financial results. From time to time, we also provide oral or written forward-looking statements in our Forms 10-Q and 8-K, press releases and other materials we release to the public.

        Any or all of our forward-looking statements in this Form 10-K, in our 2002 Annual Report to Stockholders and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this Form 10-K—for example, government regulation and the competitive environment—will be important in determining our future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may differ materially.

        We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission. Also note that we provide the following discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors in addition to those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

  •
  We have significant indebtedness. At December 31, 2002, we had approximately $5.2 billion of indebtedness, which was down from approximately $5.5 billion at December 31, 2001. The interest rate on a large portion of our long-term debt is subject to fluctuation based on changes in short-term interest rates and the ratings which national rating agencies assign to our outstanding debt securities. Our bank credit agreements and the indentures governing our debt securities do not prohibit us from borrowing additional funds in the future. Our interest expense could increase as a result of these factors. Additionally, our indebtedness could increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for or reacting to changes in our business and industry, limit our ability to borrow additional funds and place us at a competitive disadvantage compared to other less leveraged competitors. Our ability to reduce our outstanding debt will be subject to our future cash flows, other capital requirements and other factors, some of which are not within our control.

  •
  We operate in a very competitive environment, particularly in Las Vegas. To the extent that hotel room capacity is expanded by others in a market where our hotel-casinos are located, competition will increase. The business of our Nevada hotel-casinos might also be adversely affected if gaming operations of the type conducted in Nevada were to be permitted under the laws of other states, particularly California. Similarly, legalization of gaming in any jurisdiction located near Detroit or Atlantic City, or the establishment of new large-scale gaming operations on nearby Native American reservations, could adversely affect MGM Grand Detroit, Borgata or any future planned Atlantic City operations. Any expansion of gaming activities in the Gulf Coast region could have an adverse effect on Beau Rivage.

  •
  On March 7, 2000, California voters approved an amendment to the California constitution that gave Native American tribes in California the right to offer a limited number of slot machines and a range of house-banked card games. A number of tribes have already signed, and others are negotiating, gaming compacts with the State of California. More than 60 compacts had been approved by the federal government as of December 31, 2002, and casino-style gaming is legal in California on those tribal lands. According to the California Gambling Control Commission, there were 50 operating tribal casinos in California at the end of 2002. The expansion of Native American gaming in California has already impacted our Laughlin and Primm Valley operations. At this time, we cannot determine the impact expanded gaming in California will have on our other Nevada casinos.

  •
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

  •
  We operate an interim casino in Detroit, Michigan under a revised development agreement with the City. We are committed to building a larger permanent hotel/casino facility. The revised development agreement contemplates that our permanent casino facility will open by January 2006. We are currently in the process of obtaining land and developing plans for the permanent facility, and currently expect the project to cost approximately $575 million (including land, capitalized interest and preopening expenses, but excluding approximately $115 million of payments to the City under the revised development agreement). The design, budget and schedule of the permanent facility are at an early stage, and the ultimate timing, cost and scope of the facility is subject to risks attendant to large-scale projects. The ability to construct the permanent casino facility is currently subject to resolution of certain litigation involving the ordinance governing the casino selection process. Until the issue is resolved, we are prohibited from commencing construction under an injunction issued by the 6th Circuit Court of Appeals.

    The outcome of the litigation may materially impact the timing and nature of our plans in Detroit, and may affect our ability to operate an interim and/or permanent facility in Detroit.

  •
  Our business is affected by local, national and international general economic and market conditions in the locations where we operate and where our customers live. Bellagio, MGM Grand Las Vegas and The Mirage are particularly affected by economic conditions in the Far East, and all of our Nevada resorts are affected by economic conditions in California. A recession or economic slowdown could cause a reduction in visitation to our resorts, which would adversely affect our operating results.

  •
  We are a large consumer of electricity and other energy. Accordingly, increases in energy costs, such as those experienced recently in Nevada, have a negative impact on our operating results. Additionally, higher energy and gasoline prices which affect our customers may result in reduced visitation to our resorts and a reduction in our revenues. We have filed with the Public Utility Commission of Nevada to exit the Nevada Power Company system and purchase electricity for our Nevada resorts from a third-party provider. We cannot provide assurance as to when or if we will exit the system, or that exiting the system will result in lower electricity costs.

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

  •
  The events of September 11, 2001, and the potential for future terrorist attacks or acts of war or hostility, have created many economic and political uncertainties that could adversely impact our business levels and results of operations. Leisure and business travel, especially travel by air, remain particularly susceptible to global geopolitical events. Furthermore, although we have been able to purchase some insurance coverage for certain types of terrorist acts, insurance coverage against loss or business interruption resulting from war and some forms of terrorism continues to be unavailable.

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

  •
  Tracinda Corporation beneficially owns approximately 53% of our outstanding common stock as of December 31, 2002. As a result, Tracinda Corporation has the ability to elect our entire Board of Directors and determine the outcome of other matters submitted to our stockholders, such as the approval of significant transactions.

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

Executive Officers of the Registrant

        The following table sets forth, as of March 14, 2003, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
J. Terrence Lanni	60	Chairman and Chief Executive Officer
Robert H. Baldwin	52	President and Chief Executive Officer of Mirage Resorts, Incorporated and Director
John T. Redmond	44	President and Chief Executive Officer of MGM Grand Resorts, LLC and Director
James J. Murren	41	President, Chief Financial Officer, Treasurer and Director
Gary N. Jacobs	57	Executive Vice President, General Counsel, Secretary and Director
William J. Hornbuckle	45	Executive Vice President—Marketing and President of MGMMIRAGE Online
Alan Feldman	44	Senior Vice President—Public Affairs
Phyllis A. James	50	Senior Vice President and Senior Counsel
Cynthia Kiser Murphey	45	Senior Vice President—Human Resources
Glenn D. Bonner	51	Vice President—Chief Information Officer
Daniel J. D'Arrigo	34	Vice President—Finance
Kyle Edwards	50	Vice President—Security
James H. Fox	44	Vice President—Internal Audit
Anthony Gladney	38	Vice President—National Diversity Relations
Richard L. Jones	50	Vice President—Purchasing
Shelley A. Mansholt	40	Vice President—Corporate Communications
Punam Mathur	42	Vice President—Corporate Diversity and Community Affairs
Jennifer D. Michaels	34	Vice President—Public Relations
Shawn T. Sani	37	Vice President—Taxes
Robert C. Selwood	47	Vice President—Accounting
Bryan L. Wright	39	Vice President, Assistant General Counsel and Assistant Secretary

        Mr. Lanni has served as Chairman of the Company since July 1995. He served as Chief Executive Officer of the Company from June 1995 to December 1999, and since March 2001.

        Mr. Baldwin has served as President and Chief Executive Officer of Mirage since June 2000. He served as Chief Financial Officer and Treasurer of Mirage from September 1999 to June 2000. He has been President and Chief Executive Officer of Bellagio, LLC or its predecessor since June 1996. He served as President and Chief Executive Officer of The Mirage from August 1987 to April 1997.

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

        Mr. Jacobs has served as Executive Vice President and General Counsel of the Company since June 2000 and as Secretary since January 2002. Prior thereto, he was a partner with the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP, and is currently of counsel to that firm.

        Mr. Hornbuckle has served as Executive Vice President—Marketing of the Company and President of MGMMIRAGE Online since July 2001. He served as President and Chief Operating Officer of MGM Grand Las Vegas from October 1998 to July 2001. He served as Executive Vice President of Operations of MGM Grand Las Vegas from April 1998 to October 1998. Prior thereto, he served as President and Chief Operating Officer of Planet Hollywood Hotel and served in various other senior operational positions with Caesars World, Inc. and Treasure Island.

        Mr. Feldman has served as Senior Vice President—Public Affairs of the Company since September 2001. He was Vice President—Public Affairs of the Company from June 2000 to September 2001, and served as Vice President of Public Affairs for Mirage from March 1990 through May 2000.

        Ms. James has served as Senior Vice President and Senior Counsel of the Company since March 2002. From 1994 through 2001 she served as Corporation (General) Counsel and Law Department Director for the City of Detroit. In that capacity she also served on various public and quasi-public boards and commissions on behalf of the City, including the Election Commission, the Detroit Building Authority and the Board of Ethics. Prior thereto, from 1985 until 1994, she practiced law as a partner with the firm of Pillsbury, Madison & Sutro.

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

        Mr. Sani has served as Vice President—Taxes of the Company since June 2002. Prior thereto he was a Partner in the Transaction Advisory Services practice of Arthur Andersen LLP, having served that firm in various other capacities since 1988.

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

Available Information

        We maintain a website, www.mgmmirage.com, which includes financial and other information for investors. We provide access to our SEC filings on our website, free of charge, through a link to the SEC's EDGAR database. Through that link, our filings are available as soon as reasonably practicable after we file the documents.

ITEM 2.    PROPERTIES

        Substantially all of the Company's assets other than assets of its foreign subsidiaries and certain assets in use at MGM Grand Detroit have been pledged as collateral for our senior notes and principal credit facilities. These notes and facilities had outstanding balances of approximately $4.2 billion at December 31, 2002.

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

        Primm Valley Resorts are located on approximately 143 acres. We lease substantially all of the land under a ground lease that expires (giving effect to our renewal option) in 2068. We own approximately 16 acres immediately north of Buffalo Bill's that is the site of Company-owned mobile homes rented to employees. We also own approximately 573 acres in California, four miles south of Primm, which is the location of the Primm Valley Golf Club. Approximately 125 of these acres remain available for future development. Primm Valley Resorts are not served by a municipal water system. We have rights to water in various wells located on federal land in the vicinity of the Primm Valley Resorts and have received permits to pipe the water to the Primm Valley Resorts. These permits and rights are subject to the jurisdiction and ongoing regulatory authority of the U.S. Bureau of Land Management, the States of Nevada and California and local governmental units. We believe that adequate water for the Primm Valley Resorts is available; however, we cannot be certain that the future needs will be within the permitted allowance. Also, we can give no assurance that any future requests for additional water will be approved or that no further requirements will be imposed by governmental agencies on our use and delivery of water for the Primm Valley Resorts.

        The Golden Nugget occupies approximately seven and one-half acres. We own the buildings and approximately 90% of the land. We lease the remaining land under three ground leases that expire (giving effect to our options to renew) on dates from 2025 to 2046. The Golden Nugget-Laughlin, including approximately two acres where the motel in Bullhead City, Arizona is located, occupies approximately 15.5 acres, all of which we own. The Boardwalk occupies an approximately nine-acre site which we own. We also own approximately 40 acres of property adjacent to the Boardwalk which is available for future development.

        Monte Carlo occupies approximately 46 acres owned by Victoria Partners (the joint venture that owns and operates Monte Carlo). We own approximately 620 acres of land in North Las Vegas, including 240 acres occupied by Shadow Creek.

        MGM Grand Detroit is located on approximately 8 acres which we own. Beau Rivage occupies approximately 41 acres (including 10 acres of tidelands) in Biloxi, Mississippi. We own the land and we lease the tidelands from the State of Mississippi under a lease that expires (giving effect to our option to renew) in 2049. We also own approximately 508 acres in the Biloxi area for future development.

        MGM Grand Australia occupies an approximately 18-acre site which we own. At December 31, 2002, MGM Grand Australia was subject to a mortgage securing bank financing of approximately $16 million.

        We own approximately 190 acres in Atlantic City consisting principally of three different parcels in casino-zoned areas. Our 50% owned venture with Boyd is currently constructing Borgata on a 27-acre portion of the Renaissance Pointe site, adjacent to our largest parcel. The Borgata property is owned by the venture and collateralized by a mortgage securing bank credit facilities in the amount of up to $630 million. As of December 31, 2002, $333 million had been borrowed under the bank credit facility.

        We also own or lease various other improved and unimproved property in Las Vegas and other locations in the United States and certain foreign countries.

ITEM 3.    LEGAL PROCEEDINGS

  Poulos Slot Machine Litigation

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

        The consolidated complaint claims that we and the other defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play video poker and electronic slot machines based on a false belief concerning how the gaming machines operate, as well as the chances of winning. Specifically, the plaintiffs allege that the gaming machines are not truly random as advertised to the public, but are pre-programmed in a predictable and manipulative manner. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and asks for unspecified compensatory and punitive damages. In December 1997, the court granted in part and denied in part the defendants' motions to dismiss the complaint for failure to state a claim and ordered the plaintiffs to file an amended complaint, which they filed in February 1998. We, along with most of the other defendants, answered the amended complaint and continue to deny the allegations contained in the amended complaint. The parties have fully briefed the issues regarding class certification, which are currently pending before the court. The court has stayed discovery pending resolution of these issues.

        In June 2002, the U.S. District Court in Nevada ruled that the plaintiffs met the prerequisite requirements for class-action status, but the Court denied the plaintiff's motion for class action certification, saying that the proposed class lacked the cohesiveness required to settle common claims against the casino industry. The court had previously stayed discovery pending resolution of these class certification issues. In August 2002, the 9th Circuit Court of Appeals granted the plaintiffs the right to appeal the district court's order denying the motion for class certification. The 9th Circuit Court has established a briefing schedule whereby briefs are to be filed in 2003.

  Mizuno Litigation

        In December 1997, the trustee of the bankruptcy estate of Ken Mizuno ("Mizuno") filed a complaint against Mirage in the United States Bankruptcy Court for the Central District of California. The complaint claimed that Mizuno, a Japanese national, repaid various debts to Mirage's casinos prior to the commencement of Mizuno's bankruptcy case in June 1992 for which Mizuno was not legally liable and which were not legally collectible under Japanese law and that these repayments constituted fraudulent transfers under federal and state law. The underlying adversary proceeding was subsequently transferred to the District of Nevada. In March 2003, the parties entered into a settlement agreement that completely disposed of this matter. The settlement had no material impact on the Company's results of operations or financial position.

        We were a defendant in a similar adversary proceeding in a bankruptcy case in the United States Bankruptcy Court for the Central District of California. The adversary complaint, which was filed in December 1997, alleged that the debtor, Mizuno, transferred funds to the Desert Inn, which was then owned by a subsidiary of the Company, in 1988 and 1989 in payment of casino debts of various individuals. The complaint alleged that these transfers were fraudulent conveyances. We answered the complaint in January 1998, denying the allegations and asserting that the complaint failed to state a claim upon which relief could be granted. In July 1998, the Bankruptcy Court entered an order granting our motion for dismissal for failure to state a claim based on statute of limitations grounds. The plaintiff filed an appeal to the District Court, and in September 2000, the District Court reversed the Bankruptcy Court's ruling and remanded the proceeding to the Bankruptcy Court. In March 2003, the parties entered into a settlement agreement that completely disposed of this matter. The settlement had no material impact on the Company's results of operations or financial position.

  Boardwalk Shareholder Litigation

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

        In June 2000, the court granted our motion to dismiss the complaint for failure to state a claim upon which relief may be granted. The plaintiff has appealed the ruling to the Nevada Supreme Court. The parties filed briefs with the Nevada Supreme Court, and oral arguments were conducted in October 2001. In February 2003, the Nevada Supreme Court overturned the District Court's order granting our motion to dismiss the complaint and remanded the case to the District Court for further proceedings on the elements of the lawsuit involving wrongful conduct in approving the merger and/or in the valuation of the merged corporation's shares. The Nevada Supreme Court affirmed the District Court's dismissal of the plaintiff's claims for lost profits and mismanagement. The Nevada Supreme Court's ruling relates only to the District Court's ruling on our motion to dismiss and is not a determination of the merits of the plaintiff's case. If the case goes forward, the plaintiff will be required to prove all of the elements of his case on the merits, and we will continue to vigorously defend our position that the plaintiff's claims are without merit.

  Detroit Slot Machine Litigation

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

        We, along with the other casino operators, filed a motion for summary disposition arguing that the plaintiff's complaint fails to state a claim as a matter of law. Additionally, we, along with the other casino operators, filed motions for summary disposition arguing that the plaintiff's common law claims are preemted by the Michigan Act, that the court has no jurisdiction to decide this matter and that all the allegations in the complaint regarding the alleged deceptive nature of the machines are directed to the manufacturers of the machines and are not the casinos' responsibility. In April 2002, the Wayne County Circuit Court granted the motion for summary disposition. The plaintiff appealed and oral arguments on the appeal are expected to occur in 2003. We intend to continue to defend this case vigorously.

  Lac Vieux Litigation

        In January 2002, the 6th Circuit Court of Appeals ruled, in the case of Lac Vieux Desert Band of Lake Superior Chippewa Indians v. Michigan Gaming Control Board, et. al., that a preference contained in the Detroit Casino Selection Process Ordinance, in Detroit, Michigan, violated the First Amendment to the United States Constitution. The 6th Circuit Court remanded the case to the Federal District Court to determine what relief was appropriate. The Company's operating subsidiary had not been granted a preference by the City of Detroit, and was not originally a party to the Lac Vieux litigation. In April 2002, such subsidiary intervened in the Lac Vieux litigation in order to protect its interest.

        In July 2002, the District Court denied the Lac Vieux Tribe's request for a new casino development selection process in the City of Detroit, finding that the magnitude of such relief was not warranted and that the harm to the casino licensees and the City would be manifestly worse than any benefit the Tribe might receive. The District Court declared that our subsidiary did not receive a preference and, in fact, was injured by the preference. The Federal District Court determined that the only relief that it could equitably grant to the Tribe was declaring the ordinance unconstitutional. Our subsidiary had previously petitioned the Court for a ruling that its selection was valid in that it did not receive any preferences in the selection process. In light of the District Court's ruling that no further relief would be granted to the Tribe, the Court denied this motion on the ground of mootness. The Tribe has appealed the District Court's ruling, and the Tribe requested that the District Court enjoin the City from approving new development agreements with the three casino developers until resolution of the appeal by the 6th Circuit Court. The District Court denied the request for the injunction, and the appeal is pending. Our subsidiary has filed a cross appeal of the District Court's denial of the subsidiary's motion.

        In September 2002, the 6th Circuit Court issued an injunction, pending appeal, prohibiting the City from issuing construction permits to the developers and prohibiting the developers from commencing construction pending further action of the 6th Circuit Court. The 6th Circuit Court granted a motion to expedite the appeal and hear oral arguments and final briefs are due in 2003. We intend to argue, among other things, that the preference provisions of the ordinance found unconstitutional are severable from the valid provisions of the ordinance, and that our subsidiary was not eligible for and did not seek or receive a preference in the selection process.

  Cash Transaction Reporting Violations

        In February 2003, we became aware of and self-reported certain violations regarding the reporting of certain cash transactions. Management and the Nevada State Gaming Control Board are investigating the violations, and we are unable to determine the amount of fine, if any, or extent of sanction, if any, that will be levied by the Nevada State Gaming Control Board or the Federal government.

  Other

        We and our subsidiaries are also defendants in various other lawsuits, most of which relate to routine matters incidental to our business. We do not believe that the outcome of this other pending litigation, considered in the aggregate, will have a material adverse effect on the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of our security holders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the New York Stock Exchange under the symbol "MGG." The following table sets forth, for the calendar quarters indicated, the high and low sale prices of our common stock on the New York Stock Exchange Composite Tape.

	2002		2001
	High	Low	High	Low
First quarter	$37.20	$28.00	$32.20	$22.50
Second quarter	42.00	32.55	32.73	23.95
Third quarter	37.85	27.80	32.85	16.19
Fourth quarter	38.80	29.85	29.36	21.10

        There were approximately 4,000 record holders of our common stock as of March 14, 2003. The Company has not paid dividends on its common stock in the last two fiscal years, and does not intend to pay dividends for the forseeable future. Our credit facilities contain covenants which, among other things, potentially limit our ability to pay dividends. Any determination to pay dividends in the future will be at the sole discretion of our Board of Directors.

        In May 2002, the Board of Directors approved a restricted stock plan, not approved by security holders, under which 903,000 shares were issued and 897,000 remain outstanding at December 31, 2002. In November 2002, the Board of Directors determined that no more restricted stock awards would be granted.

        The following table includes information about our stock option plans at December 31, 2002:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (000's)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (000's)
Equity compensation plans approved by security holders	14,323	$27.18	2,457

        In January and February 2003, the Compensation and Stock Option Committee of the Board of Directors granted 8 million options to employees. The Company intends to solicit shareholder approval of an amendment to the current stock option plan, to increase the authorized number of options by 8 million, at the 2003 Annual Meeting of Stockholders. The Company's majority shareholder has indicated its intent to vote its shares in favor of the increased authorization. See Notes 11 and 12 of "Notes to Consolidated Financial Statements" for more information about the restricted stock and stock option plans.

ITEM 6.    SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Net revenues	$4,031,295	$3,972,802	$3,083,420	$1,330,853	$703,975
Operating income	766,761	627,902	537,716	209,868	131,574
Income before extraordinary item and cumulative effect of change in accounting principle	292,763	170,593	166,160	95,124	68,948
Net income	292,435	169,815	160,744	86,058	68,948
Basic earnings per share
Income before extraordinary item and cumulative effect of change in accounting principle	$1.85	$1.07	$1.15	$0.82	$0.62
Extraordinary item—loss on early retirements of debt, net of income tax benefit	—	—	(0.04)	(0.01)	—
Cumulative effect of change in accounting principle—preopening costs, net of income tax benefit	—	—	—	(0.07)	—

Net income per share	$1.85	$1.07	$1.11	$0.74	$0.62

Weighted average number of shares	157,809	158,771	145,300	116,580	111,356
Diluted earnings per share
Income before extraordinary item and cumulative effect of change in accounting principle	$1.83	$1.06	$1.13	$0.80	$0.61
Extraordinary item—loss on early retirements of debt, net of income tax benefit	—	—	(0.04)	(0.01)	—
Cumulative effect of change in accounting principle—preopening costs, net of income tax benefit	—	—	—	(0.07)	—

Net income per share	$1.83	$1.06	$1.09	$0.72	$0.61

Weighted average number of shares	159,940	160,822	147,901	120,086	112,684
Cash dividends per share(1)	$—	$—	$0.10	$—	$—
At year-end
Total assets	$10,504,985	$10,497,443	$10,734,601	$2,743,454	$1,745,030
Total debt, including capital leases	5,222,195	5,465,608	5,880,819	1,330,206	545,049
Stockholders' equity	2,664,144	2,510,700	2,382,445	1,023,201	948,231
Stockholders' equity per share	$17.24	$15.95	$14.97	$8.98	$9.11
Number of shares outstanding	154,574	157,396	159,130	113,880	104,066

        The selected financial data above includes information for MGM Grand Las Vegas, which commenced operations in 1993, New York-New York, which commenced operations in 1997 and was 50% owned until March 1, 1999 when the Company acquired the remaining 50%, the Primm Valley Resorts, which were acquired on March 1, 1999, MGM Grand Australia, which was acquired in 1995, MGM Grand South Africa, which managed casinos in the Republic of South Africa from October 1997 through May 2002, MGM Grand Detroit, which commenced operations on July 29, 1999 and the Mirage properties, which were acquired on May 31, 2000.

(1)
On December 13, 1999 the Board of Directors approved an initial quarterly cash dividend of $0.10 per share to stockholders of record on February 10, 2000. The dividend was paid on March 1, 2000. As a result of the acquisition of Mirage Resorts, Incorporated, we announced on April 19, 2000 that the quarterly dividend policy was discontinued.

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

        Our operating results are highly dependent on the volume of customers at our resorts, which in turn impacts the price we can charge for our hotel rooms and other amenities. Key volume indicators are table games drop and slot handle (gaming volume indicators), and hotel occupancy (hotel volume indicators). Price for rooms is indicated by our average daily rate ("ADR"). Our revenues can also be affected by the percentage of gaming volume we retain, indicated by "win" or "hold" percentage, which is not fully controllable by us. Our table games hold percentage is typically in the range of 18% to 22%.

        Our revenues can be affected by economic and other factors. Domestic leisure travel is dependent on the national economy and the level of consumers' disposable income. Our high-end customers are largely foreign, primarily from the Far East, and our revenues from these customers can be affected by economic conditions in their regions and the global economy as a whole.

        Several factors impacted our operating results for the years ended December 31, 2002 and 2001, resulting primarily from the attacks of September 11, 2001:

  •
  Before the attacks, results were strong at our resorts, especially on the Las Vegas Strip, despite the fact that the United States economy was in a recession for much of 2001.
  •
  The attacks caused an immediate and profound impact on our operations. Our resorts on the Las Vegas Strip experienced unprecedented low occupancy levels in the weeks following the attacks, approximately 64% from September 11 to September 30, at room rates substantially below those of comparable prior periods. The effects on leisure and business travel continued through 2001 and into 2002, though our resorts' occupancy and room rates have recovered to levels more in-line with prior periods.
  •
  We responded to the attacks with several operating changes that led to restructuring charges in the third and fourth quarters of 2001 and a lower operating cost structure in the periods since the attacks. We laid off or terminated approximately 6,400 employees (on a full-time equivalent basis) at our Nevada operations and 315 employees at Beau Rivage in Biloxi, Mississippi. We also recorded asset write-downs and impairment changes in the third quarter of 2001, increased our reserves for doubtful accounts and health claims, and lowered the carrying value of certain retail inventories.
  •
  National economic factors have been moderate at best, and the stock market declines experienced in 2002 have impacted the level of consumer confidence and, potentially, consumer spending.

  2002 Compared with 2001

        Net revenues for the year ended December 31, 2002 were $4.03 billion, an increase of $58 million, or 1%, versus 2001 net revenues of $3.97 billion. Net revenues through the first nine months of 2002 trailed 2001 net revenues, due to the continued impacts of the attacks of September 11, 2001. Net revenues for the fourth quarter of 2002 were ahead of 2001 due to the relatively easy comparisons to the post-September 11 period in 2001.

        Consolidated casino revenues for 2002 were $2.19 billion, an increase of 1% over $2.16 billion of casino revenues in the prior year. Table games revenues were down 4%. Volume decreased 6% in 2002, due to weakness in international high-end play in early 2002 and weakness in national high-end play in late 2002, which we believe is the result of weak economic conditions in the United States and a continued pattern of declines in the stock market. Our overall table games hold percentage was within a normal range in both years. Slot revenues increased by 5%, which includes strong performances at MGM Grand Detroit, where the market continued its growth throughout most of 2002, and Bellagio, which benefited from new slot department management.

        Consolidated room revenues of $841 million in 2002 were roughly flat with 2001. Occupancy at our resorts in 2002 was even with 2001 at 89%, while our ADR increased by $1 to $102. Room trends throughout the year were consistent with overall net revenue trends.

        Consolidated food and beverage, entertainment, retail and other revenues were $1.43 billion for 2002, an increase of $50 million, or 4%, over the results for 2001. Excluding revenues of $11 million in 2002 received for the early termination of our management agreement covering four casinos in the Republic of South Africa, the increase was 3% over prior year. We have actively managed the mix of dining and entertainment amenities at several of our larger resorts during 2002, including the addition of new nightclubs and restaurants, and the replacement of restaurants and shows with new concepts.

        Consolidated operating expenses decreased from $3.38 billion in 2001 to $3.30 billion in 2002, due to expense reductions implemented after the events of September 11 described earlier, and lower restructuring costs and write-downs and impairments. Consolidated operating expenses before preopening and start-up expenses, restructuring costs and write-downs and impairments were $3.28 billion for 2002, compared to $3.30 billion in the prior year. Expenses in 2001 included $41 million of charges to bring bad debt, health claim and retail inventory reserves to appropriate levels in light of changes in our operations following the September 11 attacks. Corporate expense was $44 million, an increase of $6 million, or 16%, over the prior year, due to increased payroll, insurance and property tax costs.

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

        In December 2002, we recorded a restructuring credit of $10 million related to a lease contract termination accrual originally recorded in June 2000. The contract termination provided for payments based on the results of a successor tenant, and in December 2002 we determined that payment under this obligation is not probable. We recorded $3 million of restructuring charges in December 2002 related to contract termination costs for a restaurant lease and the EFX show at MGM Grand Las Vegas.

        In 2002, we recorded write-downs and impairments of $15 million. In September 2002, Tropical Storm Isidore caused property damage at Beau Rivage totaling $8 million, including clean-up costs. The amount of the write-down for damaged assets was determined based on the net book value of the assets and engineering estimates. In connection with the revised development agreement in Detroit (see discussion in "Liquidity and Capital Resources"), we wrote off $5 million, which is the net book value of previously incurred development costs associated with the riverfront permanent casino site ($9 million), offset by previously accrued obligations no longer required under the revised development agreement ($4 million). In December 2002, we recorded $2 million of write-downs and impairments, which represented the net book value of assets abandoned or replaced with new construction.

        In the third quarter of 2001, we reassessed the carrying value of certain assets and recognized an impairment charge of $47 million. Approximately $32 million of this charge related to a write-down of our land held for sale on the Atlantic City Boardwalk. This write-down resulted from a reassessment of the fair value of the land subsequent to the attacks, and was based on comparable sales data adjusted for the impact of recently enacted legislation authorizing large-scale gaming in the state of New York. Management believes this legislation had a negative impact on real estate values on the Atlantic City Boardwalk. The remaining charge relates to several assets abandoned during the quarter in response to the September 11 attacks, primarily in-progress construction projects which management terminated during the quarter.

        Income from unconsolidated affiliate of $32 million represents our 50% share of the operating results of Monte Carlo for 2002. Our share of that entity's results was $37 million in 2001. Monte Carlo's results were affected by many of the same trends as our wholly-owned Las Vegas Strip resorts.

        Interest expense, net of amounts capitalized, was $296 million for 2002 versus $349 million in the prior year. Total interest cost was $358 million in 2002 versus $428 million in 2001. This decrease reflected lower debt balances in 2002 and lower market interest rates, which affect the rate we pay on our credit facilities. Interest capitalized declined from $79 million in 2001 to $62 million in 2002, due to the lower debt balances and interest rates described above, along with the cessation of capitalized interest on our wholly-owned development project at Renaissance Pointe in Atlantic City.

  2001 Compared with 2000

        Net revenues for the year ended December 31, 2001 were $3.97 billion, an increase of $889 million, or 29%, versus the $3.08 billion recorded in 2000. The Mirage properties (Bellagio, The Mirage, Treasure Island, Golden Nugget-Las Vegas, Golden Nugget-Laughlin, Beau Rivage and Boardwalk) generated net revenues of $2.45 billion, an increase of $1.02 billion versus their seven-month results in 2000. Net revenues at the MGM Grand properties (MGM Grand Las Vegas, New York-New York, the Primm Valley Resorts, MGM Grand Detroit, MGM Grand Australia and MGM Grand South Africa) declined by $128 million, or 8%, to $1.53 billion.

        The decrease in revenues at the MGM Grand properties was concentrated in the casino area. Consolidated casino revenues for 2001 were $2.16 billion, an increase of $378 million, or 21%, over the prior year. The Mirage properties generated casino revenues of $1.19 billion in 2001, an increase of $491 million over their seven-month results in 2000, while casino revenues at the MGM Grand properties decreased by $113 million, or 10%, to $969 million. This decrease was principally the result of declines of $47 million, $31 million and $26 million at MGM Grand Las Vegas, MGM Grand Detroit and the Primm Valley Resorts, respectively. These declines were all attributable primarily to reduced gaming volumes. The volume decreases at MGM Grand Las Vegas are attributable to the impact of the September 11 attacks. The Primm Valley Resorts were faced with increased competition from Native American casinos, as well as the impact of higher gasoline and utility costs in California, while volumes at MGM Grand Detroit were impacted by a competitor's opening of the third and final Detroit casino in November 2000. The declines in Detroit were offset in part by improved volumes in the fourth quarter of 2001, as traffic delays caused by increased border security caused a shift in volume away from a competitor casino in Windsor, Ontario.

        Consolidated room revenues for 2001 were $837 million, an increase of $227 million, or 37%, over the prior year. Room revenues at the Mirage properties totaled $560 million, an increase of $236 million over the seven-month results from 2000. Room revenues at the MGM Grand properties declined by only 3% despite the significant impact on business following the September 11 attacks, reflecting the strength of our hotel business prior to September 11. MGM Grand Las Vegas benefited from having 3% more available rooms during 2001 versus 2000, as a room remodeling project had been ongoing in the prior year, and also achieved a small increase in average daily room rate.

        Consolidated food and beverage, entertainment, retail and other revenues were $1.38 billion for 2001, an increase of $405 million, or 42%, over the results for 2000. The Mirage properties contributed a $411 million increase, as revenues were $967 million for 2001 versus $556 million for the seven-month period in 2000. Food and beverage, entertainment, retail and other revenues at the MGM Grand properties declined by only 2% from the comparable 2000 levels, despite the impact on business of the September 11 attacks.

        Consolidated operating expenses were $3.38 billion in 2001 compared to $2.57 billion in 2000, due to the full-year of Mirage results offset by a 2% decrease in expenses at the MGM Grand properties and lower restructuring costs. Consolidated operating expenses before preopening expenses, restructuring costs, and write-downs and impairments were $3.30 billion for 2001, an increase of $869 million, or 36%, over the $2.44 billion reported in the prior year. As noted above, operating revenues at the MGM Grand properties declined by 8% versus their results from 2000, while increased energy costs and intensified competitive conditions, particularly with respect to the Primm Valley Resorts, led to increased expenses. Additionally, expenses included the charges related to the September 11 attacks referred to earlier.

        The 2001 results include the restructuring costs and write-downs and impairments previously discussed. During the year ended December 31, 2000, management implemented comprehensive restructuring plans designed to reduce costs and improve efficiencies within the Company. The implementation of these plans resulted in a charge against earnings totaling $24 million, primarily related to consolidation of certain general and administrative functions at New York-New York and MGM Grand Las Vegas, various contract terminations and staffing reductions, the buyout of various leases and other related items. Approximately 195 people were affected by the reductions, primarily at our operating resorts (excluding the Mirage properties) relating to duplicative functions within marketing, entertainment, retail, information systems and human resources.

        During June 2000, we recognized a charge against earnings of $102 million for write-downs and impairments. Approximately $49 million of the charge related to projects previously under development which management, in June 2000, determined not to pursue, driven by changes in strategy resulting from the acquisition of Mirage. Significant elements of this charge were: (1) a write-down to fair value (based on recent comparable market sales) of land on the Atlantic City Boardwalk ($26 million), which was reclassified as held for sale; (2) a write-down to fair value, based on solicited offers, of a golf course under development ($9 million) that was subsequently sold in the fourth quarter of 2000; and (3) a write-off of costs previously incurred for the development of a hotel tower at MGM Grand Las Vegas ($14 million).

        Approximately $19 million of the June 2000 charge related to losses on the abandonment, disposal or divestiture of certain non-strategic assets during the second quarter of 2000, primarily in-progress construction and information systems projects which management terminated during the quarter. The remaining charge ($34 million) resulted from the closure of the MGM Grand Las Vegas Theme Park. The equipment and related theme park assets were written down to salvage value, determined by reference to comparable assets, based on management's strategic decision not to operate a theme park and to sell the theme park assets.

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

        Interest expense, net of amounts capitalized, was $349 million for 2001 versus $273 million in the prior year. Total interest cost was $428 million in 2001 versus $364 million in 2000. This increase reflected higher average debt levels attributable to the financing of the Mirage acquisition, offset in part by savings associated with interest rate swaps and a significant reduction in interest rates on borrowings under our bank credit facilities. Capitalized interest declined from $91 million in 2000 to $79 million in 2001 due to higher capitalized interest associated with our Atlantic City development offset by lower capitalized interest resulting from the January 2001 suspension of interest capitalization on our Las Vegas Strip development. At that time, we announced that our near-term development focus would be on the Atlantic City market. Capitalized interest in Atlantic City in 2001 represented a full year of interest capitalization on our Atlantic City development projects versus seven months of capitalization in the prior year.

  Liquidity and Capital Resources

  Operating Cash Flows

        As of December 31, 2002 and December 31, 2001, we held cash and cash equivalents of $211 million and $209 million, respectively. Cash provided by operating activities was $828 million for 2002, compared with $796 million for 2001 and $801 million for 2000. The increase in 2002 was due primarily to improved operating results.

  Investing Cash Flows

        Cash used for investing activities was $371 million in 2002, compared to $352 million in 2001 and $5.5 billion in 2000. Capital expenditures in 2002 were $300 million, which includes general property improvements at our resorts, such as room remodel projects at The Mirage and Golden Nugget-Las Vegas, new restaurant and nightclub development at several of our resorts, and various other remodeling projects. Other capital expenditures included costs incurred to implement IGT's EZ-Pay™ system, Players Club and other slot technology, the costs of our Players Club system development, as well as pre-construction activities, including capitalized interest, in Atlantic City.

        In 2001, capital expenditures were $328 million. A large portion of the capital expenditures related to general property improvements at our resorts, such as the ongoing room refurbishment program at The Mirage and restaurant and entertainment enhancements at MGM Grand Las Vegas and New York-New York. Other capital expenditures included the construction of the Primm Center at the Primm Valley Resorts, the completion of the Mirage Events Center, the acquisition of the building housing MGM Grand Detroit, the acquisition of a new corporate aircraft and pre-construction activities, including capitalized interest, associated with ongoing development projects.

        We spent $336 million on capital expenditures in 2000, including expenditures related to general property improvements at our resorts, including the room refurbishment program at MGM Grand Las Vegas. Other capital expenditures included the acquisition of land by MGM Grand Detroit and other land acquisitions and pre-construction activities, including capitalized interest, associated with ongoing development projects.

        In 2002, we contributed $44 million to the Monte Carlo joint venture in connection with the joint venture's retirement of the final $87 million of its outstanding debt. Also in 2002, we made $37 million of capital contributions to Borgata, a limited liability company owned 50-50 with Boyd Gaming Corporation. Boyd is overseeing the construction of the 2,000-room hotel-casino resort on a 27-acre portion of the Renaissance Pointe site, and will operate the resort upon completion. Construction is expected to be completed in the summer of 2003 at a total estimated cost, including land, of approximately $1.06 billion. In December 2000, we contributed the 27 acres of land and Boyd contributed $90 million in cash to the venture, and the venture obtained a $630 million secured bank credit facility, which is non-recourse to MGM MIRAGE, to fund the project costs. We and Boyd are each required to contribute up to an additional $134 million in cash to the venture and Boyd is required to contribute any additional cash necessary to fund project costs in excess of the agreed project budget. As of December 31, 2002, each partner had made $92 million of such additional cash contributions to the venture, including contributions made by Mirage prior to the acquisition.

        As required by our agreement with Boyd, we have designed and are developing the common roads, landscaping and other master plan improvements for the entire Renaissance Pointe site. As part of the agreement with the City, we are required to remediate environmental contamination at the site, which was a municipal landfill for many years. A substantial portion of the remediation work has been completed. On October 16, 2002, we announced the suspension of our development activities on our wholly-owned project on the Renaissance Pointe land in Atlantic City. In connection with that announcement, we stopped capitalizing interest associated with the project.

        On May 31, 2000, we completed the Mirage acquisition whereby Mirage shareholders received $21 per share in cash. Funds needed to complete the acquisition were approximately $6.2 billion. These funds were used for payments to Mirage shareholders and holders of Mirage stock options, refinancing of certain indebtedness of Mirage and MGM Grand, and payment of fees and expenses in connection with the Mirage acquisition. In order to fund the Mirage acquisition, we borrowed $4.21 billion under our senior credit facilities, completed the private placement of 46.5 million shares of our common stock for a total purchase price of approximately $1.23 billion, issued $710 million of senior subordinated notes and used cash on hand to fund the remaining balance.

  Financing Cash Flows

        Cash flows used in financing activities were $454 million in 2002, compared to $463 million used in financing activities in 2001 and $4.8 billion provided by financing activities in 2000. During 2002, we repaid $270 million of bank debt, compared to $820 million of repayments in 2001 and $2.2 billion of net borrowings in 2000.

        Our credit facilities at the beginning of 2002 consisted of a $800 million, 364-day revolving credit facility and a $2.0 billion credit facility maturing in May 2005. On April 5, 2002, we entered into an amendment to our $800 million revolving credit facility whereby the maturity date was extended to April 4, 2003 and the lending commitment was reduced to $600 million. On September 5, 2002, we entered into a $50 million unsecured revolving line of credit with a bank, which line of credit expires on April 4, 2003. As of December 31, 2002, we had approximately $685 million of available liquidity under our bank credit facilities. We intend to renew the $600 million revolving credit facility at or before its maturity, with total availability at or near the existing availability.

        In January 2002, Moody's Investment Services lowered its rating on our senior notes to one level below investment grade (Bal). As a result, substantially all of our assets other than assets of our foreign subsidiaries and certain assets in use at MGM Grand Detroit were pledged as collateral for our senior notes, excluding subordinated notes and the $50 million line of credit, and our $2.0 billion and $800 million (subsequently reduced to $600 million) revolving credit facilities. We do not believe the downgrade has had, or will have, a significant effect on our liquidity or our ability to secure short-term or long-term financing. Subsequent to the downgrade, we successfully extended the maturity date of our $800 million revolving credit facility to April 4, 2003 and voluntarily reduced the commitment to $600 million. The amendment was entered into with the same pricing and other terms as our previous facility.

        On May 5, 2000, our shelf registration statement, which allows us to issue up to a total of $2.75 billion of debt and equity securities from time to time in public offerings, was declared effective by the Securities and Exchange Commission. We issued $710 million of senior subordinated notes in

May 2000 to partially fund the Mirage acquisition. We also issued $850 million of senior notes in September 2000 and $400 million of senior subordinated notes in January 2001, the proceeds of which were used to partially repay the $1.3 billion term loan component of the senior facilities. After giving effect to these issuances, the shelf registration statement has $790 million in remaining capacity at December 31, 2002 for the issuance of future debt or equity securities. Any future public offering of securities under the shelf registration statement will only be made by means of a prospectus supplement.

        We repurchased 6.4 million shares of common stock at a cost of $208 million in the year ended December 31, 2002, under a 10 million-share stock repurchase program authorized in August 2001. We had purchased 2.2 million shares at a cost of $46 million under this authorization in 2001. In January 2003, the Company repurchased the remaining 1.4 million shares allowed under this authorization at a cost of $36 million. In February 2003, the Board of Directors approved a new 10 million-share repurchase program. We repurchased 2.5 million shares at a cost of $53 million in 2000 under a program approved in 1999 and suspended in February 2000.

        In 2002, 2001 and 2000, 2.7 million, 0.5 million and 1.2 million, respectively, stock options were exercised pursuant to our stock option plans, resulting in proceeds to us of $46 million, $6 million and $17 million, respectively.

  Future Development

        MGM Grand Detroit, LLC, in which we hold a controlling interest, has operated an interim casino facility in Detroit, Michigan since July 29, 1999, and has been planning a permanent casino facility under a development agreement with the City of Detroit. On August 2, 2002 the Detroit City Council approved revised development agreements with us and two other developers. The revised development agreement released us and the City from certain of the obligations under the original agreement and significantly changed other provisions of the original agreement.

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

        The ability to construct the permanent casino facility is currently subject to resolution of certain litigation. In January 2002, the 6th Circuit Court of Appeals ruled that the ordinance governing the casino developer selection process in Detroit violated the First Amendment to the United States Constitution, because of preference given to certain bidders. Our operating subsidiary did not receive preference in the selection process. The 6thCircuit Court remanded the case to the Federal District Court, which rejected the plaintiff's request for a re-bidding process and determined that the only suitable remedy to the plaintiff was declaring the ordinance unconstitutional. The plaintiff has appealed, and the 6th Circuit Court has issued an injunction, pending appeal, prohibiting the City and the developers from commencing construction pending further action of the 6th Circuit Court. See Item III, "Legal Proceedings", for further information.

        In October 2002, we announced an agreement with International Game Technology ("IGT") to install IGT's EZ-Pay™ cashless gaming system in approximately 18,000 of our slot machines across our resorts. The project has an estimated cost of $84 million, including the cost of new machines and the cost of modifying existing machines, and will be completed by mid-2003. Management believes the project will enhance both the customer experience and the revenue potential of our slot machines.

        We announced in July 2002 our intention to expand our Bellagio resort. As presently contemplated, the expansion will consist of a 928-room Spa Tower, new restaurant and retail amenities, expansion of the existing spa and salon facilities, and additional meeting room space. Estimated cost of the expansion is $375 million, including preopening and start-up expenses and capitalized interest, and we expect to complete the project in late 2004.

        We expect to finance operations, capital expenditures and existing debt obligations through cash flow from operations, cash on hand, bank credit facilities and, depending on market conditions, public offerings of securities under the shelf registration statement.

Off Balance Sheet Arrangements and Contractual Obligations

        Our off balance sheet arrangements consist primarily of joint venture arrangements and other investments in unconsolidated affiliates, which currently consist of our investments in Monte Carlo and Borgata. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than straightforward interest rate swaps. Our joint venture and unconsolidated affiliate investments allow us to realize the benefits of owning a full-scale resort in a manner that minimizes our initial investment. We have not guaranteed financing obtained by the ventures, nor are there any other provisions of the venture agreements which are unusual or subject us to risks we would not be subjected to if we had full ownership of the resort.

        At December 31, 2002, the Company had outstanding letters of credit totaling $85 million, of which $50 million support the bonds issued by the Economic Development Corporation of the City of Detroit for which we are obligated, and which are included in the Detroit development obligations. This obligation was undertaken to secure our right to develop a permanent casino in Detroit. A $25 million letter of credit supports our requirement to make additional equity contributions to Borgata. The remaining letters of credit support our payment obligations for normal trade activities, such as the purchase of goods and services.

        Our contractual obligations consist of long-term debt, capital leases, operating leases, obligations under the revised development agreement in Detroit, obligations for joint venture contributions, and purchase obligations. The following table summarizes our scheduled contractual commitments as of December 31, 2002:

	2003	2004	2005	2006	2007	Thereafter
	(In millions)
Long-term debt	$97	$9	$2,300	$250	$910	$1,750
Capital leases	1	—	—	—	—	—
Operating leases	16	14	13	12	11	353
Detroit development obligations	19	6	—	—	—	50
Joint venture contributions	25	—	—	—	—	—

	$158	$29	$2,313	$262	$921	$2,153

        In addition to the Detroit development obligations above, we have indemnified the City of Detroit up to $20 million as it relates to the Lac Vieux litigation and inverse condemnation claims arising from the City of Detroit's efforts to locate the three casino projects along the Detroit River. This guarantee obligation has been accrued as part of the total amount to be paid to the City of Detroit for our right to develop a permanent casino, but the timing of payment under the indemnification is uncertain.

        We enter into operational contracts in the ordinary course of business, for which commitments are recorded and recognized as liabilities when services are performed. For major construction projects, we typically commit to contracts for major project elements before construction begins. At December 31, 2002, we were committed for a total of approximately $338 million on construction projects, including the Bellagio Spa Tower expansion and theatre remodel projects at New York-New York. We are also committed for approximately $37 million under a contract with IGT for the EZ-Pay™ project.

Critical Accounting Policies

        Management's discussion and analysis of our results of operations and liquidity and capital resources ("MD&A") is based on our consolidated financial statements. To prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in the estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Senior management and the Audit Committee of the Board of Directors have reviewed the disclosures included herein about our critical accounting estimates, and have reviewed the processes to determine those estimates.

  Allowance for Doubtful Casino Accounts Receivable

        Marker play represents a significant portion of the table games volume at Bellagio, MGM Grand Las Vegas and The Mirage. Our other facilities do not emphasize marker play to the same extent, although we offer markers to customers at those casinos as well, with the exception of MGM Grand Australia, where Northern Territory legislation prohibits marker play.

        We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. At December 31, 2002 and 2001, approximately 57% and 53%, respectively, of our casino accounts receivable was owed by customers from the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. A significant portion of our casino accounts receivable is owed by casino customers from the Far East. At December 31, 2002 and 2001, approximately 28% and 31%, respectively, of our casino accounts receivable was owed by such customers.

        We maintain an allowance, or reserve, for doubtful casino accounts at all of our operating casino resorts. The provision for doubtful accounts, an operating expense, increases the allowance for doubtful accounts. We regularly evaluate the allowance for doubtful casino accounts. At resorts where marker play is not significant, the allowance is generally established by applying standard reserve percentages to aged account balances. At resorts where marker play is significant, we apply standard reserve percentages to aged account balances under a specified dollar amount and specifically analyze the collectibility of each account with a balance over the specified dollar amount, based on the customer's financial condition, collection history and any other known information. We also monitor regional and global economic conditions and forecasts to determine if reserve levels are adequate.

        The collectibility of unpaid markers is affected by a number of factors, including changes in currency exchange rates and economic conditions in the customer's home countries. Because individual customer account balances can be significant, the allowance and the provision can change significantly between periods, as information about a certain customer becomes known or as changes in a region's economy occur.

        The following table shows key statistics related to our casino receivables at December 31, 2002 and 2001:

	At December 31,
	2002	2001
	(In thousands)
Casino accounts receivable	$166,612	$189,434
Allowance for doubtful casino accounts receivable	85,504	98,648
Allowance for doubtful casino accounts as a percentage of casino accounts receivable	51%	52%
Median age of casino accounts receivable	50 days	84 days
Percentage of casino accounts receivable outstanding over 180 days	27%	30%

        The allowance percentage increased after the attacks of September 11, due to the effect of the attacks on our customers' traveling patterns and global economic conditions. We experienced better than anticipated receivable collections on certain customer accounts during 2002, which resulted in a reversal of previously recorded bad debt provision in the third quarter of 2002. Even after this reversal, our percentage of accounts estimated to be uncollectible remains consistent with levels we consider appropriate given current global economic conditions.

        At December 31, 2002, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change net income by $2 million, or $0.01 per share.

  Fixed asset capitalization and depreciation policies

        Property and equipment are stated at cost. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. We account for construction projects in accordance with Statement of Financial Accounting Standards No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects". When we construct assets, we capitalize direct costs of the project, including fees paid to architects and contractors, property taxes, rent and the cost of our design and construction subsidiary, MGM MIRAGE Design Group.

        In accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost" ("SFAS 34"), interest cost associated with major development and construction projects is capitalized as part of the cost of the project. Interest is typically capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings, since we typically do not borrow funds directly related to a development project. Capitalization of interest starts when construction activities, as defined in SFAS 34, begin and ceases when construction is substantially complete or development activity is suspended for more than a brief period.

        We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. When constructing or purchasing assets, we must determine whether existing assets are being replaced or otherwise impaired, which also may be a matter of judgment. Our depreciation expense is highly dependent on the assumptions we make about our assets' estimated useful lives. We determine the estimated useful lives based on our experience with similar assets, engineering studies, and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we change that life prospectively.

        Whether we capitalize interest on a project depends in part on management's actions. In January 2001, we announced that our near-term development focus would be on the Atlantic City market. As a result, we suspended the capitalization of interest on our Las Vegas Strip project until the development process for that project is further advanced. Interest capitalized on this project was $36 million for the seven months ended December 31, 2000 and $3 million in 2001 until we stopped capitalizing interest. In October 2002, we announced the suspension of development activities on our wholly-owned project on the Renaissance Pointe land in Atlantic City. In connection with that announcement, we stopped capitalizing interest associated with the project. Interest capitalized on this project for the years ended December 31, 2000, 2001 and 2002 was $48 million, $60 million and $41 million, respectively.

  Impairment of Long-lived Assets

        We evaluate our property and equipment and other long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be disposed of or assets to be held and used, are recorded as operating expenses.

        There are several estimates, assumptions and decisions in measuring impairments of fixed assets. First, management must determine the usage of the asset. To the extent management decides that an asset will be sold, it is more likely that an impairment may be recognized. Assets must be tested at the lowest level for which identifiable cash flows exist. This means that some assets must be grouped, and management has some discretion in the grouping of assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates.

        On a quarterly basis, we review our major fixed assets to determine if events have occurred or circumstances exist that indicate a potential impairment. We estimate future cash flows using our internal budgets. When appropriate, we discount future cash flows using our weighted-average cost of capital, developed using a standard capital asset pricing model. Whenever an impairment loss is recorded, or a test for impairment is made, we discuss the facts and circumstances with the audit committee.

        See "Results of Operations" for discussion of write-downs and impairments recorded in 2000, 2001 and 2002. In October 2002, we announced that we are temporarily suspending our development activities on our wholly-owned project on the Renaissance Pointe land in Atlantic City. In connection therewith, we reviewed the land for potential impairment, and determined no impairment was indicated. Other than these items, we are not aware of events or circumstances that would cause us to review any material long-lived assets for impairment.

  Income taxes

        We are subject to income taxes in the United States, and in several states and foreign jurisdictions in which we operate. We account for income taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

        At December 31, 2002, we had $143 million of deferred tax assets and $1.8 billion of deferred tax liabilities. Except for certain New Jersey state net operating losses and certain other New Jersey state deferred tax assets, we believe that it is more likely than not that our deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income. The valuation allowance at December 31, 2002 related to the New Jersey deferred tax assets was $7 million.

        Our income tax returns are subject to examination by the Internal Revenue Service ("IRS") and other tax authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent on our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters.

        When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled. In December 2002, we settled the IRS audit of the Company's 1995 and 1996 tax returns, which did not result in a material impact on our results of operations or financial position. The tax returns for years after 1996 are still under examination or are subject to possible future examination.

        The Company acquired Mirage on May 31, 2000. The respective deferred tax assets and liabilities of Mirage Resorts have been consolidated with the MGM MIRAGE deferred balances. The tax returns of Mirage Resorts for the years 1995 through the date of the acquisition are currently under examination by the IRS. Any future adjustments to Mirage's acquired tax reserves will be recorded as an adjustment to goodwill recognized in the acquisition.

Accounting Principles Adopted in 2002

  Accounting for Goodwill and Other Intangible Assets

        Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001 and adopted by us on January 1, 2002. The statement provides that goodwill and indefinite—lived intangible assets are no longer amortized effective January 1, 2002, but are instead reviewed for impairment within six months of adoption of the statement and at least annually thereafter. We completed the necessary impairment reviews in the second and fourth quarters of 2002 and, as a result of our reviews, did not record any impairment charges.

        The adoption of this statement has lowered our depreciation and amortization expense, and increased operating income and net income. Amortization of goodwill and indefinite—lived intangible assets totaled $3 million and $2 million for the years ended December 31, 2001 and 2000, respectively.

  Impairment of Long-Lived Assets

        SFAS 144 (discussed above in "Critical Accounting Policies") was issued in August 2001 and adopted by us on January 1, 2002. The statement requires one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The statement essentially carried forward existing guidance on determining whether an impairment has occurred and calculating any impairment loss. Therefore, the adoption of this statement has not had, nor do we expect it to have, a material impact on our results of operations or financial position.

Recently Issued Accounting Standards

  Classification of Gains and Losses as Extraordinary Items

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections as of April 2002" ("SFAS 145"). The key provision of SFAS 145 that affects us rescinds the existing rule that all gains or losses from the extinguishment of debt should be classified as extraordinary items. Instead, such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent.

        We will adopt SFAS 145 beginning January 1, 2003. Prior period losses must be analyzed to determine if they meet the criteria to be classified as extraordinary items. If they fail the criteria, prior period losses must be reclassified. We anticipate that our prior period losses will be reclassified as an element of income from continuing operations.

  Costs Associated with Exit or Disposal Activities

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under EITF Issue 94-3. Examples of costs covered by the standard include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

        We will adopt SFAS 146 beginning January 1, 2003. We do not believe the adoption of this statement will have a material impact on our results of operations or financial position. The time between our commitment to an exit or disposal plan and when costs are actually incurred is typically short.

  Guarantee Obligations

        In November 2002, the Financial Accounting Standards Board issued its Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that future guarantee obligations be recognized as liabilities at inception of the guarantee contract. It also increases the disclosures required for current and future guarantee obligations.

        We have included the disclosures required by FIN 45 in the accompanying notes to consolidated financial statements. We will adopt the initial recognition provisions of FIN 45 to guarantees entered into after December 31, 2002. We do not believe the adoption of this interpretation will have a material impact on our results of operation or financial position.

  Stock-based Compensation

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). SFAS 148 increases the disclosure requirements for companies which do not voluntarily adopt the fair value based accounting for employee stock compensation prescribed in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") on a retroactive basis. SFAS 148 also requires companies to present the pro forma disclosures in interim financial statements.

        We have included the annual disclosures required by SFAS 148 in the accompanying notes to consolidated financial statements, and will present the required interim disclosures commencing with our financial statements for the quarter ending March 31, 2003.

Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate borrowings and short-term borrowings under our bank credit facilities and commercial paper program. At December 31, 2002, long-term fixed rate borrowings represented approximately 63% of our total borrowings. Assuming a 100 basis-point change in LIBOR, the primary index on which our floating rate debt is based, our annual interest cost would change by approximately $20 million.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Consolidated Financial Statements and Notes to Consolidated Financial Statements, referred to in Item 15(a)(1) of this Form 10-K, are included at pages 64 to 92 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no disagreements with accountants on accounting and financial disclosures during the last three fiscal years. On May 15, 2002, the Company dismissed Arthur Andersen LLP as the Company's independent public accountants and engaged Deloitte & Touche LLP to serve as the Company's independent public accountant for 2002. For more information with respect to this matter, see the Company's Current Report on Form 8-K filed May 15, 2002.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        We incorporate by reference the information appearing under "Executive Officers of the Registrant" in Item 1 of this Form 10-K and under "Election of Directors" in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 7, 2003 (the "Proxy Statement").

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

ITEM 14.    CONTROLS AND PROCEDURES

        Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective. This conclusion is based on an evaluation conducted in February and March 2003 under the supervision, and with the participation, of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

        There have been no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1).	Financial Statements.
Included in Part II of this Report:
Independent Auditors' Report
    Consolidated Balance Sheets—December 31, 2002 and 2001
    Years Ended December 31, 2002, 2001 and 2000
        Consolidated Statements of Income
        Consolidated Statements of Stockholders' Equity
        Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a)(2).	Financial Statement Schedules.
Included in Part IV of this Report: Years Ended December 31, 2002, 2001 and 2000 Schedule II—Valuation and Qualifying Accounts

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
3(5)
Amended and Restated Bylaws of the Company, effective March 6, 2001 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 (the "June 2002 10-Q").
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
4(11)
First Supplemental Indenture, dated as of September 15, 2000, among the Company, Bellagio Merger Sub, LLC and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4(11) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 10-K")).
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
10.1(4)
Subsidiary Guaranty (Second Amended and Restated Loan Agreement), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Banks that are party to the Loan Agreement referred to therein (incorporated by reference to Exhibit 10.1 to the May 2000 8-K).
10.1(5)
Schedule setting forth material details of the Subsidiary Guarantee (364-Day Loan Agreement), by the Company and certain of its subsidiaries, in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Banks that are party to the Loan Agreement referred to therein (incorporated by reference to Exhibit 10.2 to the May 2000 8-K).
10.1(6)
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

10.1(8)
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
10.1(11)
Instrument of Joinder, dated as of May 31, 2000, by MRI and certain of its wholly owned subsidiaries, in favor of the beneficiaries of the Guarantees referred to therein (incorporated by reference to Exhibit 10.9 to the May 2000 8-K).
10.1(12)
Omnibus Amendment Agreement, dated as of September 6, 2000, among the Company, as Borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks therein named and Bank of America, N.A., as Administrative Agent (incorporated by reference by Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 6, 2000).
10.1(13)
Second Omnibus Amendment Agreement, dated as of December 21, 2000, among the Company, as Borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks therein named and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1(17) to the 2000 10-K).
10.1(14)
Third Amendment Agreement, dated as of April 6, 2001, among the Company, as Borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks therein named and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (the "March 2001 10-Q").
10.1(15)
Fourth Amendment Agreement, dated as of December 11, 2001, among the Company, as borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks therein named and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1(19) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 10-K")).

10.1(16)
Fifth Amendment Agreement, dated as of February 28, 2002, among the Company, as borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks therein named and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 (the "March 2002 10-Q")).
10.1(17)
Second Amended and Restated 364-Day Loan Agreement, dated as of April 5, 2002, among the Company, as Borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks, Syndication Agent, Documentation Agents, Co- Documentation Agents, Co-Agents and Managing Agents therein named and Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.3 to the March 2002 10-Q).
10.1(18)
Optional Advance Unsecured Promissory Note, dated as of September 5, 2002, among the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).
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
10.2(6)
Public Trust Tidelands Lease, dated February 4, 1999, between the State of Mississippi and Beau Rivage Resorts, Inc. (without exhibits) (incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1999).

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
*10.3(5)
Annual Performance Based Incentive Plan for Executive Officers, giving effect to amendment approved by the Company's shareholders on May 7, 2001 (incorporated by reference to Appendix A to the Company's definitive Proxy Statement filed under cover of Schedule 14A on March 29, 2002).
*10.3(6)	Non-Qualified Deferred Compensation Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.3(12) to the 2000 10-K).
*10.3(7)	Supplemental Executive Retirement Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.3(13) to the 2000 10-K).
*10.3(8)	Employment Agreement, dated as of July 9, 2001, between the Company and William J. Hornbuckle (incorporated by reference to Exhibit 10.3(14) to the 2001 10-K).
*10.3(9)	Employment agreement, dated June 1, 2002, between the Company and J. Terrence Lanni (incorporated by reference to Exhibit 10.1 to the June 2002 10-Q).
*10.3(10)	Employment agreement, dated June 1, 2002, between the Company and James J. Murren (incorporated by reference to Exhibit 10.2 to the June 2002 10-Q).
*10.3(11)	Employment agreement, dated June 1, 2002, between the Company and John T. Redmond (incorporated by reference to Exhibit 10.3 to the June 2002 10-Q).
*10.3(12)	Employment agreement, dated June 1, 2002, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.4 to the June 2002 10-Q).
*10.3(13)	Employment agreement, dated June 1, 2002, between the Company and Gary N. Jacobs (incorporated by reference to Exhibit 10.5 to the June 2002 10-Q).
*10.3(14)	Employment agreement, dated June 1, 2002, between the Company and Kenneth Rosevear (incorporated by reference to Exhibit 10.6 to the June 2002 10-Q).
10.4(1)
An Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated May 3, 1996 (without exhibits) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of MRI for the fiscal quarter ended March 31, 1996 (the "MRI March 1996 10-Q")).

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
10.4(4)
A Second Amendment to the May 3, 1996 Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated December 15, 1998 (incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1998 (the "MRI 1998 10-K")).
10.4(5)
A Third Amendment to the May 3, 1996 Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated January 13, 1999 (without exhibits) (incorporated by reference to Exhibit 10.80 to the MRI 1998 10-K).
10.4(6)
Second Amended and Restated Joint Venture Agreement of Marina District Development Company, dated as of August 31, 2000, between MAC, CORP. and Boyd Atlantic City, Inc. (without exhibits) (incorporated by reference to Exhibit 10.2 to the September 2000 10-Q).
10.4(7)
H-Tract Tri-Party Agreement, dated October 18, 2000, among Marina District Development Company, MAC, CORP. and the City of Atlantic City (without exhibits) (incorporated by reference to Exhibit 10.4(13) to the 2000 10-K).
10.4(8)
A Fourth Amendment to the May 3, 1996 Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated October 18, 2000 (without exhibits) (incorporated by reference to Exhibit 10.4(14) to the 2000 10-K).
10.4(9)
Contribution and Adoption Agreement, dated as of December 13, 2000, among Marina District Development Holding Co., LLC, MAC, CORP. and Boyd Atlantic City, Inc. (incorporated by reference to Exhibit 10.4(15) to the 2000 10-K).
10.5(10)
Revised Development Agreement among the City of Detroit, The Economic Development Corporation of the City of Detroit and MGM Grand Detroit, LLC (incorporated by reference to Exhibit 10.10 to the June 2002 10-Q).
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
21	List of subsidiaries of the Company.
23	Consent of Deloitte & Touche LLP.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement.

(b)
Reports on Form 8-K.

        We did not file any Current Reports on Form 8-K during the three-month period ended December 31, 2002.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
of MGM MIRAGE

        We have audited the accompanying consolidated balance sheets of MGM MIRAGE (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MGM MIRAGE and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
January 28, 2003, except for
    Note 19, as to which the date
    is February 28, 2003

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	At December 31,
	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$211,234	$208,971
Accounts receivable, net	139,935	144,374
Inventories	83,582	78,037
Income tax receivable	—	12,077
Deferred income taxes	84,348	148,845
Prepaid expenses and other	86,311	69,623

Total current assets	605,410	661,927

Property and equipment, net	8,762,445	8,891,645
Other assets
Investment in unconsolidated affiliates	710,802	632,949
Goodwill and other intangible assets, net	256,108	139,178
Deposits and other assets, net	170,220	171,744

Total other assets	1,137,130	943,871

	$10,504,985	$10,497,443

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$69,959	$75,787
Income taxes payable	637	—
Current portion of long-term debt	6,956	168,079
Accrued interest on long-term debt	80,310	78,938
Other accrued liabilities	592,206	565,106

Total current liabilities	750,068	887,910

Deferred income taxes	1,769,431	1,746,272
Long-term debt	5,213,778	5,295,313
Other long-term obligations	107,564	57,248
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $.01 par value: authorized 300,000,000 shares, issued 166,393,025 and 163,685,876 shares; outstanding 154,574,225 and 157,396,176 shares	1,664	1,637
Capital in excess of par value	2,125,626	2,049,841
Deferred compensation	(27,034)	—
Treasury stock, at cost (11,818,800 and 6,289,700 shares)	(317,432)	(129,399)
Retained earnings	890,206	597,771
Other comprehensive loss	(8,886)	(9,150)

Total stockholders' equity	2,664,144	2,510,700

	$10,504,985	$10,497,443

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Revenues
Casino	$2,189,720	$2,163,808	$1,785,978
Rooms	841,481	837,288	610,082
Food and beverage	757,602	725,335	511,568
Entertainment, retail and other	670,810	653,442	462,135

	4,459,613	4,379,873	3,369,763
Less: Promotional allowances	(428,318)	(407,071)	(286,343)

	4,031,295	3,972,802	3,083,420

Expenses
Casino	1,104,124	1,123,583	857,118
Rooms	229,568	233,434	180,312
Food and beverage	427,763	412,684	295,862
Entertainment, retail and other	433,585	439,205	291,411
Provision for doubtful accounts	28,352	71,244	42,016
General and administrative	611,866	596,334	441,711
Corporate expense	43,856	37,724	34,793
Preopening and start-up expenses	21,467	5,106	5,624
Restructuring costs (credit)	(17,021)	23,721	23,519
Write-downs and impairments	14,712	47,955	102,225
Depreciation and amortization	398,623	390,726	293,181

	3,296,895	3,381,716	2,567,772

Income from unconsolidated affiliate	32,361	36,816	22,068

Operating income	766,761	627,902	537,716

Non-operating income (expense)
Interest income	4,515	6,106	12,964
Interest expense, net	(295,626)	(349,478)	(272,856)
Interest expense from unconsolidated affiliate	(596)	(2,370)	(2,043)
Other, net	(8,740)	(4,571)	(741)

	(300,447)	(350,313)	(262,676)

Income before income taxes and extraordinary item	466,314	277,589	275,040
Provision for income taxes	(173,551)	(106,996)	(108,880)

Income before extraordinary item	292,763	170,593	166,160
Extraordinary item
Loss on early retirements of debt, net of income tax benefits of $176, $419 and $2,983	(328)	(778)	(5,416)

Net income	$292,435	$169,815	$160,744

Basic income per share of common stock
Income before extraordinary item	$1.85	$1.07	$1.15
Extraordinary item—loss on early retirements of debt, net	—	—	(0.04)
Net income per share	$1.85	$1.07	$1.11

Diluted income per share of common stock
Income before extraordinary item	$1.83	$1.06	$1.13
Extraordinary item—loss on early retirements of debt, net	—	—	(0.04)

Net income per share	$1.83	$1.06	$1.09

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities
Net income	$292,435	$169,815	$160,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	398,623	390,726	293,181
Amortization of debt discount and issuance costs	28,527	30,505	31,257
Provision for doubtful accounts	28,352	71,244	42,016
Loss on early retirements of debt	504	1,197	8,399
Write-downs and impairments	14,712	47,955	102,225
Income from unconsolidated affiliate	(31,765)	(34,446)	(20,025)
Distributions from unconsolidated affiliate	37,000	36,000	24,000
Deferred income taxes	90,852	65,619	35,595
Tax benefit from stock option exercises	18,050	2,137	6,947
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(24,107)	23,726	(57,281)
Inventories	(5,685)	7,464	4,293
Income taxes receivable and payable	12,714	(8,512)	71,754
Prepaid expenses and other	(16,142)	1,070	(2,731)
Accounts payable and accrued liabilities	(18,863)	(5,528)	122,905
Other	2,751	(3,089)	(22,294)

Net cash provided by operating activities	827,958	795,883	800,985

Cash flows from investing activities
Purchases of property and equipment	(300,039)	(327,936)	(336,499)
Acquisition of Mirage Resorts, Incorporated, net of cash acquired	—	—	(5,315,466)
Dispositions of property and equipment	20,340	26,840	150,172
Investments in unconsolidated affiliates	(80,314)	(38,250)	—
Change in construction payable	6,313	3,368	(14,361)
Other	(17,510)	(16,227)	(17,018)

Net cash used in investing activities	(371,210)	(352,205)	(5,533,172)

Cash flows from financing activities
Net borrowing (repayment) under bank credit facilities	(270,126)	(819,704)	2,182,386
Issuance of long-term debt	—	400,000	1,547,052
Debt issuance costs	(848)	(8,529)	(75,099)
Issuance of common stock	45,985	7,837	1,248,214
Purchases of treasury stock	(207,590)	(45,716)	(52,579)
Cash dividend paid	—	—	(11,341)
Other	(21,906)	3,437	—

Net cash provided by (used in) financing activities	(454,485)	(462,675)	4,838,633

Cash and cash equivalents
Net increase (decrease) for the year	2,263	(18,997)	106,446
Balance, beginning of year	208,971	227,968	121,522

Balance, end of year	$211,234	$208,971	$227,968

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$266,071	$317,773	$200,716
State and federal income taxes paid	44,579	19,342	30,537
Non-cash investing and financing transactions
Acquisition of Detroit development rights	$115,055	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
For the Years Ended December 31, 2002, 2001 and 2000

	Common Stock
							Other Comprehensive Income (Loss)
	Shares Outstanding	Par Value	Capital in Excess of Par Value	Deferred Compensation	Treasury Stock	Retained Earnings		Total Stockholders' Equity
Balances, December 31, 1999	113,880	$1,384	$1,261,625	$—	$(505,824)	$267,165	$(1,149)	$1,023,201
Net income	—	—	—	—	—	160,744	—	160,744
Currency translation adjustment	—	—	—	—	—	—	(4,131)	(4,131)

Total comprehensive income	—	—	—	—	—	—	—	156,613
Issuance of common stock pursuant to stock option grants	1,244	13	16,880	—	—	—	—	16,893
Issuance of common stock in private placement	46,500	235	756,368	—	474,720	—	—	1,231,323
Purchases of treasury stock	(2,494)	—	—	—	(52,579)	—	—	(52,579)
Tax benefit from stock option exercises	—	—	6,947	—	—	—	—	6,947
Dividend payment adjustment	—	—	—	—	—	47	—	47

Balances, December 31, 2000	159,130	1,632	2,041,820	—	(83,683)	427,956	(5,280)	2,382,445
Net income	—	—	—	—	—	169,815	—	169,815
Currency translation adjustment	—	—	—	—	—	—	(2,086)	(2,086)
Derivative loss from unconsolidated affiliate	—	—	—	—	—	—	(1,784)	(1,784)

Total comprehensive income	—	—	—	—	—	—	—	165,945
Issuance of common stock pursuant to stock option grants	497	5	5,884	—	—	—	—	5,889
Purchases of treasury stock	(2,231)	—	—	—	(45,716)	—	—	(45,716)
Tax benefit from stock option exercises	—	—	2,137	—	—	—	—	2,137

Balances, December 31, 2001	157,396	1,637	2,049,841	—	(129,399)	597,771	(9,150)	2,510,700
Net income	—	—	—	—	—	292,435	—	292,435
Currency translation adjustment	—	—	—	—	—	—	6,085	6,085
Derivative loss from unconsolidated affiliate	—	—	—	—	—	—	(5,821)	(5,821)

Total comprehensive income	—	—	—	—	—	—	—	292,699
Issuance of restricted stock	903	—	12,000	(31,769)	19,769	—	—	—
Cancellation of restricted stock	(6)	—	—	212	(212)	—	—	—
Amortization of deferred compensation	—	—	—	4,523	—	—	—	4,523
Issuance of common stock pursuant to stock option grants	2,707	27	45,735	—	—	—	—	45,762
Purchases of treasury stock	(6,426)	—	—	—	(207,590)	—	—	(207,590)
Tax benefit from stock option exercises	—	—	18,050	—	—	—	—	18,050

Balances, December 31, 2002	154,574	$1,664	$2,125,626	$(27,034)	$(317,432)	$890,206	$(8,886)	$2,664,144

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

        MGM MIRAGE (the "Company") is a Delaware corporation, incorporated on January 29, 1986. As of December 31, 2002, approximately 53% of the outstanding shares of the Company's common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, operates hotel, casino and entertainment resorts. The Company increased its holdings substantially on May 31, 2000, with the completion of the acquisition (the "Mirage Acquisition") of Mirage Resorts, Incorporated ("Mirage") (see Note 3).

        The Company owns and operates the following hotel, casino and entertainment resorts on the Las Vegas Strip in Las Vegas, Nevada: Bellagio, MGM Grand Hotel and Casino—Las Vegas, The Mirage, Treasure Island, New York-New York and the Boardwalk Hotel and Casino. The Company also owns a 50% interest in the joint venture that owns and operates the Monte Carlo Resort & Casino, located on the Las Vegas Strip.

        The Company owns the following resorts in other areas of Nevada: Golden-Nugget—Las Vegas, in downtown Las Vegas; Golden Nugget—Laughlin, in Laughlin, Nevada; and three resorts in Primm, Nevada at the California/Nevada state line—Whiskey Pete's, Buffalo Bill's and the Primm Valley Resort—as well as two championship golf courses located near the resorts. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts.

        The Company, through its wholly owned subsidiary, MGM Grand Detroit, Inc., and its local partners formed MGM Grand Detroit, LLC, to develop a hotel, casino and entertainment complex in Detroit, Michigan. On July 29, 1999, MGM Grand Detroit, LLC commenced gaming operations in an interim facility located directly off of the John C. Lodge Expressway in downtown Detroit. See Note 10 for discussion of the revised development agreement with the City of Detroit.

        The Company also owns and operates Beau Rivage, a beachfront resort located in Biloxi, Mississippi, and MGM Grand Hotel and Casino in Darwin, Australia.

        A limited liability company owned 50-50 with Boyd Gaming Corporation is developing Borgata, a hotel and casino resort on 27 acres at Renaissance Pointe, located in the Marina area of Atlantic City, New Jersey. The Company owns approximately 95 developable acres adjacent to Borgata, of which 75 acres are available for future development and 20 acres are for common landscaping and roadways on Renaissance Pointe.

        In the second quarter of 2002, the Company received proceeds of $11 million on termination of management agreements covering four casinos in the Republic of South Africa. Prior to the termination, the Company managed three permanent casinos and one interim casino and received management fees from its partner, Tsogo Sun Gaming & Entertainment. The termination fee was recorded as part of entertainment, retail and other revenues in the accompanying consolidated statements of income.

        PLAYMGMMIRAGE.com is the Company's online gaming website based in the Isle of Man, an independently governed British Crown dependency located in the Irish Sea off the coast of Great Britain. PLAYMGMMIRAGE.com became operational on September 26, 2002 and initially was not actively marketed. As of December 31, 2002, the operation was in the start-up phase. Because of the current state of the laws concerning Internet wagering, PLAYMGMMIRAGE.com does not accept wagers from the United States and many other jurisdictions.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

        Principles of consolidation.    The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's operations are primarily in one segment—operation of casino resorts. Other operations, and foreign operations, are not material.

        Management's use of estimates.    The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Those principles require the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and cash equivalents.    Cash and cash equivalents include investments and interest bearing instruments with maturities of three months or less at the date of acquisition. Such investments are carried at cost which approximates market value.

        Accounts receivable and credit risk.    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues markers to approved casino customers following background checks and investigations of creditworthiness. At December 31, 2002, a substantial portion of the Company's receivables were due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

        Trade receivables, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2002, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

        Inventories.    Inventories consist of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

        Property and equipment.    Property and equipment are stated at cost. Gains or losses on dispositions of property and equipment are included in the determination of income. Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

Buildings	40 years
Building improvements	15 to 40 years
Land improvements	15 to 40 years
Equipment, furniture, fixtures, and leasehold improvements	5 to 20 years

        We evaluate our property and equipment and other long-lived assets for impairment in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is estimated based on comparable asset sales, solicited offers, or a discounted cash flow model.

        For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

        For discussion of recognized impairment losses, see Note 15. In October 2002, we announced the suspension of our development activities on our wholly-owned project on the Renaissance Pointe land in Atlantic City. In connection therewith, we reviewed the land for potential impairment, and determined that no impairment was indicated.

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

        Goodwill and other intangible assets.    Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. The Company's total goodwill at December 31, 2002 was $106 million, of which $26 million related to the 1995 acquisition of MGM Grand Australia and $80 million relates to goodwill assigned to Bellagio, The Mirage, Treasure Island and Golden Nugget-Las Vegas in connection with the Mirage Acquisition. The Company's other intangible assets consist primarily of development rights in Detroit (see Note 10) and trademarks, which are indefinite-lived.

        Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), was issued in June 2001 and adopted by the Company on January 1, 2002. The statement provides that goodwill and indefinite—lived intangible assets are no longer amortized effective January 1, 2002, but are instead reviewed for impairment within six months of adoption of the statement and at least annually thereafter. The Company completed the necessary impairment reviews in the second and fourth quarters of 2002 and, as a result of the reviews, the Company did not record any impairment charges.

        Amortization of goodwill and indefinite—lived intangible assets totaled $3 million and $2 million for the years ended December 31, 2001 and 2000, respectively. Had SFAS 142 been in effect in these periods, the Company's results would have been as follows:

	December 31, 2001		December 31, 2000
	As Reported	Adjusted	As Reported	Adjusted
	(In thousands, except per share amounts)
Income before extraordinary item	$170,593	$173,262	$166,160	$167,738
Net income	169,815	172,484	160,744	162,322
Basic earnings per share	$1.07	$1.09	$1.11	$1.12
Diluted earnings per share	1.06	1.07	1.09	1.10

        Revenue recognition and promotional allowances.    Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs ("casino front money") and for chips in the customers' possession ("outstanding chip liability"). Casino revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force ("EITF") consensus on Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The consensus in EITF 01-9 includes guidance from two previous EITF issues related to the income statement classification of certain sales incentives and point-based loyalty programs which affect our policy for recording gaming revenues.

        First, sales incentives must be recorded as a reduction of revenue. The Company's existing policy related to rooms, food and beverage, and other non-casino revenues has always been consistent with this guidance. The Company adopted the previous EITF guidance in the first quarter of 2001 as it related to incentives to induce casino play, which were previously classified as operating expenses. Casino incentives of $85 million for 2000 have been reclassified to conform to the current presentation, with no effect on previously reported operating income or net income.

        Second, the redemption of points in point-loyalty programs, such as points earned in our slot players clubs and our "Players Club", must be recorded as a reduction of revenue. The Company adopted the previous EITF guidance in the first quarter of 2001. Slot club incentives of $41 million for 2000, previously recorded as operating expenses, have been reclassified to conform to the current presentation, with no effect on previously recorded operating income or net income.

        Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed. Advance deposits on rooms and advance ticket sales are recorded as accrued liabilities until services are provided to the customer. The retail value of accommodations, food and beverage, and other services furnished to hotel-casino guests without charge is included in gross revenue and then deducted as promotional allowances.

        The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Rooms	$66,678	$66,702	$40,346
Food and beverage	193,073	187,477	124,750
Other	20,841	19,203	22,516

	$280,592	$273,382	$187,612

        Advertising.    The Company expenses advertising costs the first time the advertising takes place. Advertising expense, which is generally included in general and administrative expenses, was $56 million, $52 million and $41 million for 2002, 2001 and 2000, respectively.

        Corporate expense.    Corporate expense represents unallocated payroll and aircraft costs, professional fees and various other expenses not directly related to the Company's casino resort operations. In addition, corporate expense includes the costs associated with the Company's evaluation and pursuit of new business opportunities, which are expensed as incurred until development of a specific project has become probable.

        Preopening and start-up expenses.    The Company accounts for costs incurred during the preopening and start-up phases of operations in accordance with Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". Preopening and start-up costs, including organizational costs, are expensed as incurred. Costs classified as preopening and start-up expenses include payroll, outside services, advertising, and other expenses related to new or start-up operations and customer initiatives.

        Income per share of common stock.    The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Weighted-average common shares outstanding used in the calculation of basic earnings per share	157,809	158,771	145,300
Potential dilution from stock options and restricted stock	2,131	2,051	2,601

Weighted-average common and common equivalent shares used in the calculation of diluted earnings per share	159,940	160,822	147,901

        Stock-based compensation.    The Company accounts for stock-based compensation, including employee stock option plans, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the Financial Accounting Standards Board's Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25", and discloses supplemental information in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). The Company does not incur compensation expense for employee stock options when the exercise price is at least 100% of the market value of the Company's common stock on the date of grant. For disclosure purposes, employee stock options are measured at fair value, compensation is assumed to be amortized over the vesting periods of the options, and pro forma results are disclosed as if the Company had applied SFAS 123. See Note 12 for the pro forma disclosures.

        Currency translation.    The Company accounts for currency translation in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss).

        Comprehensive income.    Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. Elements of the Company's other comprehensive income are reported in the accompanying consolidated statement of stockholders' equity, and the cumulative balance of these elements consisted of the following:

	At December 31,
	2002	2001
	(In thousands)
Foreign currency translation adjustments	$(1,281)	$(7,366)
Derivative loss from unconsolidated affiliate	(7,605)	(1,784)

	$(8,886)	$(9,150)

        Reclassifications.    The consolidated financial statements for prior years reflect certain reclassifications, which have no effect on previously reported net income, to conform to the current year presentation.

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

        The following unaudited pro forma consolidated financial information for the Company has been prepared assuming both the Primadonna Acquisition and the Mirage Acquisition had occurred on January 1, 1999:

	Year Ended December 31,
	2000	1999
	(In thousands, except per share amounts)
Net revenues	$4,123,695	$3,738,244

Operating income	$711,368	$538,536

Income before extraordinary item and cumulative effect of change in accounting principle	$190,380	$109,987

Net income	$184,964	$70,343

Basic earnings per share:
Income before extraordinary item and cumulative effect of change in accounting principle	$1.20	$0.66

Net income	$1.16	$0.42

Weighted average basic shares outstanding	158,932	165,590

Diluted earnings per share:
Income before extraordinary item and cumulative effect of change in accounting principle	$1.18	$0.65

Net income	$1.15	$0.41

Weighted average diluted shares outstanding	161,533	169,769

        This unaudited pro forma consolidated financial information is not necessarily indicative of what the Company's actual results would have been had the acquisitions been completed on January 1, 1999.

NOTE 4—ACCOUNTS RECEIVABLE, NET

        Accounts receivable consisted of the following:

	At December 31,
	2002	2001
	(In thousands)
Casino	$166,612	$189,434
Hotel	50,024	41,408
Other	13,770	16,504

	230,406	247,346
Less: Allowance for doubtful accounts	(90,471)	(102,972)

	$139,935	$144,374

NOTE 5—PROPERTY AND EQUIPMENT, NET

        Property and equipment consisted of the following:

	At December 31,
	2002	2001
	(In thousands)
Land	$4,113,622	$4,116,008
Buildings, building improvements and land improvements	3,807,228	3,740,468
Equipment, furniture, fixtures and leasehold improvements	1,934,147	1,775,264
Construction in progress	298,809	261,635

	10,153,806	9,893,375
Less: Accumulated depreciation and amortization	(1,391,361)	(1,001,730)

	$8,762,445	$8,891,645

NOTE 6—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        The Company has investments in unconsolidated affiliates accounted for under the equity method. Under the equity method, carrying value is adjusted by the Company's share of earnings, losses, capital contributions and distributions of these companies. The Company's investments in unconsolidated affiliates were recorded at their estimated fair value at the date of the Mirage Acquisition, which value exceeded the Company's share of the net assets of the unconsolidated affiliates by approximately $361 million. Substantially all of this difference relates to the excess of the fair value of land owned by the affiliates over its pre-existing carrying value. The investment balance also includes interest capitalized on the Borgata investment, which will be amortized over 40 years once Borgata opens. Investments in unconsolidated affiliates consist of the following:

	At December 31,
	2002	2001
	(In thousands)
Victoria Partners—Monte Carlo (50%)	$421,483	$383,218
Marina District Development Company—Borgata (50%)	289,319	249,731

	$710,802	$632,949

        The Company records its share of the results of operations of the unconsolidated affiliates as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Income from unconsolidated affiliate	$32,361	$36,816	$22,068
Preopening and start-up expenses	(7,757)	(2,376)	(1,544)
Interest expense from unconsolidated affiliate	(596)	(2,370)	(2,043)
Other nonoperating income (expense)	(739)	1,456	—

	$23,269	$33,526	$18,481

        Summarized balance sheet information of the unconsolidated affiliates is as follows:

	At December 31,
	2002	2001
	(In thousands)
Current assets	$57,033	$29,413
Property and other assets, net	1,036,895	628,110
Current liabilities	145,119	153,312
Long-term debt and other liabilities	331,241	3,224
Equity	617,568	500,987

        Summarized results of operations of the unconsolidated affiliates are as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Net revenues	$250,317	$256,586	$276,558
Operating expenses, except preopening expenses	(184,268)	(189,738)	(198,002)
Preopening and start-up expenses	(15,514)	(4,899)	(3,410)

Operating income	50,535	61,949	75,146
Interest expense	(1,212)	(4,684)	(6,844)
Other nonoperating income (expense)	(1,336)	3,469	958

Net income	$47,987	$60,734	$69,260

        The 2000 results of operations included in the above table represent a full year of operations for the unconsolidated affiliates. The Company recorded its share of the unconsolidated affiliates' results of operations beginning June 1, 2000, after the investments were acquired in the Mirage Acquisition.

NOTE 7—OTHER ACCRUED LIABILITIES

        Other accrued liabilities consisted of the following:

	At December 31,
	2002	2001
	(In thousands)
Salaries and related	$173,047	$176,494
Casino outstanding chip liability	62,690	53,201
Taxes, other than income taxes	44,168	40,323
Casino front money	42,803	37,530
Advance deposits and ticket sales	39,601	35,010
Amounts due to City of Detroit	37,760	—
Other liabilities	192,137	222,548

	$592,206	$565,106

NOTE 8—LONG-TERM DEBT

        Long-term debt consisted of the following:

	At December 31,
	2002	2001
	(In thousands)
$2.0 Billion Revolving Credit Facility	$1,800,000	$1,949,800
$600 Million Revolving Credit Facility	—	207,000
$50 Million Revolving Line of Credit	50,000	—
Australian Bank Facility, due 2004	15,726	17,306
Other Note due to Bank	40,000	—
$300 Million 6.95% Senior Notes, due 2005, net	302,169	299,249
$200 Million 6.625% Senior Notes, due 2005, net	192,830	189,847
$250 Million 7.25% Senior Notes, due 2006, net	232,176	221,427
$710 Million 9.75% Senior Subordinated Notes, due 2007, net	704,459	703,204
$200 Million 6.75% Senior Notes, due 2007, net	179,603	176,196
$200 Million 6.75% Senior Notes, due 2008, net	177,698	174,426
$200 Million 6.875% Senior Notes, due 2008, net	198,509	198,215
$850 Million 8.50% Senior Notes, due 2010, net	846,116	845,610
$400 Million 8.375% Senior Subordinated Notes, due 2011	400,000	400,000
$100 Million 7.25% Senior Debentures, due 2017, net	80,567	79,982
Other Notes	881	1,130

	5,220,734	5,463,392
Less: Current portion	(6,956)	(168,079)

	$5,213,778	$5,295,313

        Total interest incurred during 2002, 2001 and 2000 was $358 million, $428 million and $364 million, respectively, of which $62 million, $79 million and $91 million, respectively, was capitalized.

        On April 11, 2000, the Company entered into three senior credit agreements providing for bank financing totaling $4.3 billion from syndicates of banks each led by Bank of America, N.A. (collectively, the "Senior Facilities"). The Senior Facilities consisted of (1) a $2.0 billion senior revolving credit facility which matures on May 31, 2005 (the "$2.0 billion Revolving Credit Facility"); (2) a $1.0 billion, 364-day, senior revolving credit facility, which matured on April 6, 2001 and was replaced by an

$800 million senior revolving credit facility, which matured on April 5, 2002 and was replaced by a $600 million senior revolving credit facility, which matures on April 4, 2003 (the "$600 million Revolving Credit Facility"); and (3) a $1.3 billion senior term loan which matured on April 6, 2001 (the "$1.3 billion Term Loan").

        Interest on the Senior Facilities is based on the bank reference rate or Eurodollar rate. As of December 31, 2002 and 2001, the Company's borrowing rate was approximately 2.8% and 3.2%, respectively. Stand-by letters of credit totaling $85 million were outstanding as of December 31, 2002 under the $2.0 billion Revolving Credit Facility.

        The Company established a commercial paper program during 2001 that provides for the issuance, on a revolving basis, of up to $500 million of uncollateralized short-term notes. The Company is required to maintain credit availability under its Senior Facilities equal to the outstanding principal amount of commercial paper borrowings. No commercial paper borrowings were outstanding at December 31, 2002 or 2001.

        In September 2002, the Company entered into a $50 million unsecured revolving line of credit with a bank, which expires on April 4, 2003. In August 2002, the Company terminated its MGM Grand Detroit, LLC credit facility, originally due in 2003. The Detroit credit facility had no amounts outstanding at December 31, 2001. The early termination resulted in an extraordinary loss on early retirement of debt of $0.3 million, net of tax, for the write-off of unamortized debt issuance costs.

        On May 5, 2000, the Company's shelf registration statement, which allows the Company to issue a total of up to $2.75 billion of debt and equity securities from time to time in public offerings, was declared effective by the Securities and Exchange Commission. On May 31, 2000, the Company issued under the shelf registration statement $710 million of senior subordinated notes, which carry a coupon of 9.75% and are due on June 1, 2007. Proceeds from this offering were used to repay a portion of the then outstanding borrowings under Mirage's senior credit facility. On September 15, 2000, the Company issued under the shelf registration statement $850 million of senior notes, which carry a coupon of 8.50% and are due on September 15, 2010. On January 23, 2001, the Company issued under the shelf registration statement $400 million of senior subordinated notes, which carry a coupon of 8.375% and are due on February 1, 2011. Proceeds from the September 2000 and January 2001 offerings were used to repay a portion of the $1.3 billion Term Loan. Remaining capacity under the shelf registration statement after issuance of these notes is $790 million. Any future public offering of securities under the shelf registration statement will only be made by means of a prospectus supplement.

        In connection with the Mirage Acquisition, all of the outstanding Mirage senior notes and debentures became obligations of the Company. The notes and debentures are in various tranches as follows: (1) $200 million 6.625% senior notes due February 2005; (2) $250 million 7.25% senior notes due October 2006; (3) $200 million 6.75% senior notes due August 2007; (4) $200 million 6.75% senior notes due February 2008; and (5) $100 million 7.25% senior debentures due August 2017 (collectively, the "Mirage Notes"). The Mirage Notes as well as the Company's other senior notes are pari passu with the Senior Facilities.

        The Company and each of its material subsidiaries, including Mirage but excluding MGM Grand Detroit, LLC and the Company's foreign subsidiaries, are directly liable for or unconditionally guarantee the Senior Facilities, the senior notes, the Mirage Notes and the senior subordinated notes. MGM Grand Detroit, LLC is a guarantor under the Senior Facilities, but only to the extent that the proceeds of borrowings under such facilities are made available to MGM Grand Detroit, LLC.

        During January 2002, Moody's Investors Service lowered its rating on the Company's senior notes to one level below investment grade (Ba1). As a result, substantially all of the Company's assets other than assets of its foreign subsidiaries and certain assets in use at MGM Grand Detroit were pledged as collateral for the Company's senior notes (excluding subordinated notes and the $50 million line of credit) and the $2.0 billion and $800 million (subsequently reduced to $600 million) revolving credit facilities.

        The Company's long-term debt obligations contain certain customary covenants. The Company's Senior Facilities contain covenants that require the Company to maintain certain financial ratios. At December 31, 2002, the Company was required to maintain a maximum leverage ratio (average debt to EBITDA, as defined) of 5.75:1, decreasing periodically to 4.5:1 by March 2004. The Company was also required to maintain a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.5:1, increasing to 3.0:1 at March 2004. As of December 31, 2002, the Company's leverage and interest coverage ratios were 4.5:1 and 3.6:1, respectively.

        The Company attempts to limit its exposure to interest rate risk by managing the mix of its long-term fixed rate borrowings and short-term borrowings under its bank credit facilities and commercial paper program. During June 2001, the Company entered into interest rate swap agreements designated as fair value hedges of its $500 million of fixed rate debt due in 2005. During September and October 2001, those swap agreements were terminated and replaced by new agreements designated as fair value hedges of $550 million of fixed rate debt due in 2005 and 2006. The Company entered into an additional swap agreement designated as a fair value hedge of $100 million in the first quarter of 2002. Under the terms of these agreements, the Company made payments based on specified spreads over six-month LIBOR, and received payments equal to the interest payments due on the fixed rate debt. Giving effect to these agreements, the Company's fixed rate borrowings represented approximately 51% of total borrowings at December 31, 2001.

        In the second quarter of 2002, the Company terminated interest rate swap agreements designated as fair value hedges covering $650 million of its fixed rate debt due in 2005 and 2006. The interest rate swap agreements qualified for the "shortcut" method allowed under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which allows an assumption of no ineffectiveness in the hedging relationship. As such, there was no impact on net income from changes in the fair value of the hedging instruments. Instead, the fair value of the instruments was recorded as an asset or liability on the Company's balance sheet, with an offsetting adjustment to the carrying value of the related debt. Other long-term obligations in the accompanying December 31, 2001 balance sheet included $13 million representing the fair value of interest rate swap agreements at that date, with corresponding aggregate decreases in the carrying value of the Company's long-term debt. The Company received net payments totaling $11 million during 2001 and 2002 upon the termination of its swap agreements. These amounts have been added to the carrying value of the related debt obligations and are being amortized and recorded as a reduction of interest expense over the remaining life of that debt. The Company's fixed rate borrowings represented approximately 63% of total borrowings at December 31, 2002.

        Maturities of the Company's long-term debt as of December 31, 2002 are as follows:

(In thousands)
Years ending December 31,
2003	$96,956
2004	9,085
2005	2,300,145
2006	250,157
2007	910,171
Thereafter	1,750,093

5,316,607
Debt discount	(102,744)
Swap deferred gain	6,871

$5,220,734

        Amounts due in 2003 for which borrowing capacity was available under the Company's long-term credit facilities have been excluded from current liabilities in the accompanying consolidated balance sheet.

        The estimated fair value of the Company's long-term debt at December 31, 2002 was approximately $5.6 billion, versus its book value of $5.2 billion. At December 31, 2001, the estimated fair value of the Company's long-term debt was approximately $5.6 billion, versus its book value of $5.5 billion. The estimated fair value of the Company's public debt securities was based on quoted market prices on or about December 31, 2002 and 2001. The estimated fair value of the Company's outstanding credit facility borrowings was assumed to approximate book value due to the short-term nature of the borrowings.

NOTE 9—INCOME TAXES

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred income tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

        The income tax provision attributable to income before income taxes and extraordinary items is as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Current—federal	$53,853	$28,505	$26,303
Deferred—federal	110,114	69,124	72,322

Provision for federal income taxes	163,967	97,629	98,625

Current—state	6,169	6,156	6,365
Deferred—state	(51)	366	421

Provision for state income taxes	6,118	6,522	6,786

Current—foreign	6,379	3,436	4,325
Deferred—foreign	(2,913)	(591)	(856)

Provision for foreign income taxes	3,466	2,845	3,469

	$173,551	$106,996	$108,880

        Reconciliation of the federal income tax statutory rate and the Company's effective tax rate is as follows:

	Year Ended December 31,
	2002	2001	2000
Federal income tax statutory rate	35.0%	35.0%	35.0%
State income tax (net of federal benefit)	0.9	1.5	1.6
Permanent and other items	1.3	2.1	3.0

	37.2%	38.6%	39.6%

        The major tax effected components of the Company's net deferred tax liability are as follows:

	2002	2001
	(In thousands)
Deferred tax assets—federal and state
Bad debt reserve	$44,648	$48,492
Tax credit carryforwards	17,694	57,599
Net operating loss carryforward	9,575	18,912
Preopening costs	50,196	67,261
Accruals, reserves and other	28,390	27,291

	150,503	219,555
Less: Valuation allowance	(7,073)	—

	143,430	219,555

Deferred tax liabilities—federal and state
Property and equipment	(1,698,950)	(1,679,080)
Other	(131,180)	(136,606)

	(1,830,130)	(1,815,686)

Deferred taxes—foreign	1,617	(1,296)

Net deferred tax liability	$(1,685,083)	$(1,597,427)

        For U.S. federal income tax return purposes, the Company has a net operating loss carryforward of $9 million, which will begin to expire in 2010, an alternative minimum tax credit carryforward of $6 million, which does not expire, and a general business tax credit carryforward of $11 million, which expires in various periods through 2022. For state tax purposes, the Company has a New Jersey net operating loss carryforward of $108 million, which equates to a $6 million deferred tax asset, after federal tax effect, and before valuation allowance. The New Jersey net operating loss carryforwards begin to expire in 2003.

        At December 31, 2002, there is a $7 million valuation allowance provided on certain New Jersey state net operating loss carryforwards and other New Jersey state deferred tax assets because management believes these assets do not meet the "more likely than not" criteria for recognition under SFAS 109. Management believes all other deferred tax assets are more likely than not to be realized because of the future reversal of existing taxable timing differences and expected future taxable income. Accordingly, there are no other valuation allowances provided at December 31, 2002.

        Undistributed earnings of the Company's foreign subsidiaries amounted to $19 million at December 31, 2002. Those earnings are considered to be indefinitely reinvested in the operations of the foreign subsidiaries and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

NOTE 10—COMMITMENTS AND CONTINGENCIES

        Leases.    The Company leases real estate and various equipment under operating and, to a lesser extent, capital lease arrangements. Certain real estate leases provide for escalation of rent based upon a specified price index and/or based upon periodic appraisals.

        At December 31, 2002, the Company was obligated under non-cancelable operating leases and capital leases to make future minimum lease payments as follows:

	Operating Leases	Capital Leases
	(In thousands)
Years ending December 31,
2003	$16,106	$1,106
2004	14,412	148
2005	12,548	148
2006	11,731	147
2007	10,809	74
Thereafter	352,765	—

Total minimum lease payments	$418,371	1,623

Less: Amounts representing interest		(162)

Total obligations under capital leases		1,461
Less: Amounts due within one year		(1,004)

Amounts due after one year		$457

        The current and long-term obligations under capital leases are included in the "Other accrued liabilities" and "Other long-term obligations" captions, respectively, in the accompanying consolidated balance sheets.

        Rental expense for operating leases was $23 million, $24 million and $18 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Detroit Development Agreement.    MGM Grand Detroit, LLC has operated an interim casino facility in downtown Detroit since July 29, 1999, and has been planning a permanent casino facility under a development agreement with the City of Detroit. On August 2, 2002 the Detroit City Council approved revised development agreements with the Company and two other developers. The revised development agreement released the Company and the City from certain of their obligations under the original agreement and significantly changed other provisions of the original agreement. Under the revised agreement:

  •
  The Company is no longer required to locate the permanent casino facility along the Detroit River. Rather, the permanent casino is expected to be located near the existing temporary casino, on land to be purchased by the Company.
  •
  The Company will continue to provide letter of credit support for $50 million of bonds issued by the Economic Development Corporation of the City of Detroit for land purchases along the Detroit River. The letter of credit will be drawn on to make interest and principal payments on the bonds, which mature in 2009.
  •
  The initial required hotel size for the permanent casino was reduced from 800 rooms to 400 rooms.
  •
  The Company can operate the interim casino facility until the permanent casino opens (expected by January 2006, subject to delays resulting from the Lac Vieux litigation). Previously, the interim casino would have closed in January 2003.

        The Company has recorded an intangible asset (development rights, deemed to have an indefinite life) of approximately $115 million in connection with its payment obligations under the revised development agreement. Payments of $19 million were made through December 31, 2002, assets of $3 million will be transferred to the City, and the remaining obligations have been classified as either accrued liabilities ($38 million) or other long-term obligations ($55 million), depending on the payment date. The long-term obligations include the Company's obligation for repayment of the $50 million of bonds described above. In addition to the above payments, the Company will pay the City 1% of gaming revenues (2% if annual revenues exceed $400 million) beginning January 1, 2006.

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

        The ability to construct the permanent casino facility is currently subject to resolution of the Lac Vieux litigation. In January 2002, the 6thCircuit Court of Appeals ruled that the ordinance governing the casino developer selection process in Detroit violated the First Amendment to the United States Constitution, because of preference given to certain bidders. The Company's operating subsidiary did not receive preference in the selection process. The 6th Circuit Court remanded the case to the Federal District Court, which rejected the plaintiff's request for a re-bidding process and determined that the only suitable remedy to the plaintiff was declaring the ordinance unconstitutional. The plaintiff has appealed, and the 6th Circuit Court has issued an injunction, pending appeal, prohibiting the City and the developers from commencing construction pending further action of the 6th Circuit Court.

        Borgata.    The Company contributed 27 acres of land for its ownership interest in Borgata. Boyd Gaming Corporation contributed $90 million of cash. Borgata obtained a $630 million secured bank credit facility, which is non-recourse to the Company. Each party is required to contribute an additional $134 million in cash to the venture to fund the project. As of December 31, 2002, each party had made $92 million of such contributions, including contributions made by Mirage before the Mirage Acquisition.

        Guarantees.    The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company's Senior Facilities limit the amount of letters of credit that can be issued to $150 million, and the amount of available borrowings under the Senior Facilities is reduced by any outstanding letters of credit. At December 31, 2002, the Company had provided a $50 million letter of credit to support the Economic Development Corporation bonds, referred to above, which are a liability of the Company. A $25 million letter of credit supports the Company's requirement to make the additional equity contributions to Borgata referred to above.

        The Company has indemnified the City of Detroit up to $20 million related to the Lac Vieux and certain other litigation. This obligation has been accrued as part of the $115 million obligation to the City of Detroit referred to above.

        Litigation.    The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

NOTE 11—STOCKHOLDERS' EQUITY

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

        On August 29, 2001, the Company announced a stock repurchase program for up to 10 million shares of its common stock. The Company purchased a total of 9 million shares at a total cost of $253 million through December 31, 2002 under this program.

        In May 2002, the Board of Directors approved a restricted stock plan. The plan allowed for the issuance of up to 1,000,000 shares of Company common stock to certain key employees. The restrictions on selling these shares lapse 50% on the third anniversary date from the grant date and 50% on the fourth anniversary date after the grant date. Through December 31, 2002, 903,000 shares were issued, with an aggregate value of $32 million. This amount was recorded as deferred compensation in the accompanying consolidated balance sheet and is being amortized to operating expenses on a straight-line basis through the period in which the restrictions fully lapse. Amortization for the year ended December 31, 2002 was $5 million, and 897,000 shares were outstanding under the plan at December 31, 2002. In November 2002, the Board of Directors determined that no more awards would be granted under the restricted stock plan.

NOTE 12—STOCK OPTION PLANS

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

        In November 2001, the Company offered its employees and members of its Board of Directors the opportunity to surrender certain stock options in exchange for the issuance of options equal in number to 90% of the options surrendered. The replacement options were to be granted no earlier than 6 months and one day after the options were surrendered, at an exercise price equal to the market price of the Company's common stock on the date the replacement options were granted. In connection with the November 2001 offer, 5.7 million options with an average exercise price of $32.57 were surrendered in December 2001 and 5.2 million replacement options with an exercise price of $34.15 were granted in June 2002.

        As of December 31, 2002, the aggregate number of shares subject to options available for grant under all of the plans was 2.5 million. A summary of the status of the Company's nonqualified stock option and incentive stock option plans for each of the years ended December 31, 2002, 2001 and 2000 is presented below:

	2002		2001		2000
	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Exercise Average Price	Shares (000's)	Weighted Average Exercise Price
Outstanding at beginning of year	11,049	$20.67	17,567	$24.22	10,992	$17.00
Granted	6,484	34.17	905	29.41	8,738	31.55
Exercised	(2,707)	16.99	(759)	17.23	(1,244)	13.36
Terminated	(503)	29.51	(6,664)	31.49	(919)	22.98

Outstanding at end of year	14,323	27.18	11,049	20.67	17,567	24.22

Exercisable at end of year	7,582	24.90	5,664	18.10	3,536	15.25

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000's)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (000's)	Weighted Average Exercise Price
$ 9.48—$14.21	2,655	4.6	$13.10	2,057	$13.07
$14.22—$18.94	530	5.0	17.54	305	16.95
$18.95—$23.68	814	7.0	20.60	553	20.38
$23.69—$28.41	1,926	6.8	24.02	1,172	23.96
$28.42—$33.15	2,082	7.9	31.73	836	32.05
$33.16—$37.88	6,208	7.7	34.12	2,659	34.08
$37.89—$42.62	108	9.3	40.27	—	—

	14,323	6.9	27.18	7,582	24.90

        Had the Company accounted for these plans under the fair value method allowed by SFAS 123, the Company's net income and earnings per share would have been reduced to recognize the fair value of employee stock options. The following are required disclosures under SFAS 123 and SFAS 148:

	Year Ended December 31,
	2002	2001	2000
	(In thousands, except per share amounts)
Net income
As reported	$292,435	$169,815	$160,744
Stock-based compensation under SFAS 123	(49,713)	(12,784)	(30,464)

Pro forma	$242,722	$157,031	$130,280

Basic earnings per share
As reported	$1.85	$1.07	$1.11
Stock-based compensation under SFAS 123	(0.31)	(0.08)	(0.21)

Pro forma	$1.54	$0.99	$0.90

Diluted earnings per share
As reported	$1.83	$1.06	$1.09
Stock-based compensation under SFAS 123	(0.31)	(0.08)	(0.21)

Pro forma	$1.52	$0.98	$0.88

        There was no cost of employee stock-based compensation included in reported net income for the periods presented. For purposes of computing the pro forma compensation, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 4% in 2002 and 2001, and 6% in 2000; no expected dividend yields for the years presented; expected lives of 5 years for the years presented; and expected volatility of 50% in 2002, 40% in 2001 and 38% in 2000. The estimated weighted average fair value of options granted in 2002, 2001 and 2000 was $16.32, $12.23 and $13.25, respectively.

NOTE 13—EMPLOYEE BENEFIT PLANS

        Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $82 million in 2002, $65 million in 2001 and $38 million in 2000 under such plans. The plans' sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any.

        The Company is self-insured for most health care benefits for its non-union employees. The liability for claims filed and estimates of claims incurred but not reported is included in the "Other accrued liabilities" caption in the accompanying consolidated balance sheets.

        The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plans allow employees to defer, within prescribed limits, up to 20% of their income on a pre-tax basis through contributions to the plans. The Company matches, within prescribed limits, a portion of eligible employees' contributions. The Company recorded charges for matching contributions of $13 million in 2002, $15 million in 2001 and $12 million in 2000.

        Until 2002, the Company maintained an employee stock purchase plan. The plan provided eligible employees the opportunity to purchase shares of the Company's common stock via payroll deductions. The price for each share of common stock was the weighted average price paid for all the shares purchased by the plan administrator on behalf of the participating employees on the last trading day of each month. The Company paid the administrative costs of the plan. The plan was discontinued in February 2002.

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

        The Company implemented a second nonqualified deferred retirement plan effective January 1, 2001 for certain key employees. The plan allows participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax deferred earnings, plus investment earnings on the deferred balances, as a retirement fund. Participants receive a Company match of up to 4% of salary, net of any Company match received under the Company's 401(k) plan. All employee deferrals vest immediately. The Company matching contributions vest ratably over a three-year period. The Company recorded charges for matching contributions of $1 million in 2002 and $1 million in 2001.

        The Company implemented a supplemental executive retirement plan ("SERP") for certain key employees effective January 1, 2001. The SERP is a nonqualified plan under which the Company makes quarterly contributions which are intended to provide a retirement benefit that is a fixed percentage of a participant's estimated final five-year average annual salary, up to a maximum of 65%. Company contributions and investment earnings on the contributions are tax-deferred and accumulate as a retirement fund. Employees do not make contributions under this plan. A portion of the Company contributions and investment earnings thereon vests after three years of SERP participation and the remaining portion vests after both five years of SERP participation and 10 years of continuous service. The Company recorded expense of $5 million and $4 million under this plan in 2002 and 2001, respectively.

NOTE 14—RESTRUCTURING COSTS

        During the first quarter of 2000, management initiated and completed a restructuring plan designed to consolidate certain general and administrative functions at New York-New York and MGM Grand Las Vegas. This restructuring resulted in a charge against earnings in the first quarter of 2000 totaling $5 million. Approximately 70 people were affected by the reductions, primarily at the Company's operating resorts (excluding the Mirage properties).

        In connection with the Mirage Acquisition, management initiated a comprehensive restructuring plan designed to reduce costs and improve efficiencies of the combined operations of the Company. This restructuring resulted in a charge against earnings in the second quarter of 2000 totaling $18 million, primarily related to the accrual of costs associated with contract terminations and staffing reductions of approximately $6 million, the buyout of various leases of approximately $11 million and other related restructuring costs of $1 million. Approximately 125 people were affected by the reductions, primarily at the Company's operating resorts (excluding the Mirage properties). In December 2002, the Company recorded a restructuring credit of $10 million related to a lease contract termination accrual originally recorded in June 2000. The contract termination provided for payments based on the results of a successor tenant, and in December 2002 management determined that payment under this obligation is not probable.

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

        As a result of improving business levels and the Company's success at re-hiring a substantial number of previously laid off or terminated employees, management determined in 2002 that a portion of the remaining accrual would now not be necessary. This resulted in a restructuring credit of $10 million.

        The Company recorded $3 million of restructuring charges in December 2002 related to contract termination costs for a restaurant and the EFX show at MGM Grand Las Vegas.

        The following table summarizes restructuring costs and period-end restructuring accruals:

	Initial Provision	Cash Payments	Non-cash Reductions	Balance at December 31, 2002
	(In thousands)
First quarter 2000 restructuring plan	$5,479	$(5,479)	$—	$—
2000 restructuring in connection with the Mirage Acquisition	18,040	(7,937)	(9,857)	246
2001 restructuring in response to the events of September 11, 2001	21,841	(10,874)	(10,421)	546
2001 franchise termination costs	1,880	(1,880)	—	—
2002 lease and show termination costs	3,257	(2,507)	—	750

	$50,497	$(28,677)	$(20,278)	$1,542

NOTE 15—ASSET WRITE-DOWNS AND IMPAIRMENTS

        In June 2000, the Company recognized a charge against earnings of $102 million for write-downs and impairments. Approximately $49 million of the charge related to projects previously under development which management, in June 2000, determined not to pursue, driven by changes in strategy resulting from the acquisition of Mirage. Significant elements of this charge were: (1) a write-down to fair value (based on recent comparable market sales) of land on the Atlantic City Boardwalk ($26 million), which was reclassified as held for sale; (2) a write-down to fair value (based on solicited offers) of a golf course under development ($9 million), which was subsequently sold in the fourth quarter of 2000; and (3) a write-off of costs previously incurred for the development of a hotel tower at MGM Grand Las Vegas ($14 million).

        Approximately $19 million of the June 2000 charge related to losses on the abandonment, disposal or divestiture of certain non-strategic assets during the second quarter of 2000, primarily in-progress construction and information systems projects which management terminated during the quarter. The remaining charge ($34 million) resulted from the closure of the MGM Grand Las Vegas Theme Park. The equipment and related theme park assets were written down to salvage value (determined by reference to comparable assets) based on management's strategic decision not to operate a theme park and to sell the theme park assets.

        In the third quarter of 2001, the Company reassessed the carrying value of certain assets and recognized an impairment charge of $47 million. Approximately $32 million of this charge related to a further write-down of land held for sale on the Atlantic City Boardwalk. This write-down resulted from a reassessment of the fair value of the land subsequent to the attacks, and was based on comparable sales data adjusted for the impact of recently enacted legislation authorizing large-scale gaming in the state of New York. Management believes this legislation had a negative impact on real estate values on the Atlantic City Boardwalk. The remaining charge relates to several assets abandoned in response to the September 11 attacks, primarily in-progress construction projects which management terminated after the attacks.

        In September 2002, the Company recorded write-downs and impairments of $13 million. In September 2002, Tropical Storm Isidore caused property damage at Beau Rivage totaling $8 million, including clean-up costs. The amount of the write-down for damaged assets was determined based on the net book value of the assets and engineering estimates. In connection with the revised development agreement in Detroit (see discussion in Note 10), the Company wrote off $5 million, which is the net book value of previously incurred development costs associated with the riverfront permanent casino site ($9 million), offset by previously accrued obligations no longer required under the revised development agreement ($4 million).

        In December 2002, the Company recorded $2 million of write-downs and impairments, which represented the net book value of assets abandoned or replaced with new construction.

NOTE 16—RELATED PARTY TRANSACTIONS

        The Company's related party transactions generally fall into the following categories:

  •
  Payment of license fees to an entity affiliated through common ownership;

  •
  Payment of professional fees to firms affiliated with certain of our directors;

  •
  Payment to certain directors for consulting services outside of the scope of their duties as directors;

  •
  Payment for rental of aircraft from entities affiliated through common ownership.

        Such transactions aggregated $3 million in 2002, $3 million in 2001 and $7 million in 2000, and included aggregate payments of $5 million for legal fees and $3 million for license fees. In addition, the Company earned revenue of $1 million from related parties in 2002, primarily for the use of our resort facilities; such revenue was immaterial in 2001 and 2000.

NOTE 17—CONSOLIDATING CONDENSED FINANCIAL INFORMATION

        The Company's subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the Senior Facilities, the senior notes, the Mirage Notes, and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 is as follows:

	As of and for the Year Ended December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Balance Sheet
Current assets	$92,459	$457,812	$55,139	$—	$605,410
Property and equipment, net	10,375	8,597,957	166,085	(11,972)	8,762,445
Investment in subsidiaries	7,490,107	122,897	—	(7,613,004)	—
Investment in unconsolidated affiliates	127,902	925,065	—	(342,165)	710,802
Other non-current assets	39,037	246,187	141,104	—	426,328

	$7,759,880	$10,349,918	$362,328	$(7,967,141)	$10,504,985

Current liabilities	$(1,015,734)	$1,696,668	$69,134	$—	$750,068
Deferred income taxes	1,769,017	—	414	—	1,769,431
Long-term debt	4,341,253	863,579	8,946	—	5,213,778
Other non-current liabilities	1,200	50,074	56,290	—	107,564
Stockholders' equity	2,664,144	7,739,597	227,544	(7,967,141)	2,664,144

	$7,759,880	$10,349,918	$362,328	$(7,967,141)	$10,504,985

Statement of Operations
Net revenues	$—	$3,592,819	$438,476	$—	$4,031,295
Equity in subsidiaries earnings	671,076	108,361	—	(779,437)	—
Expenses:
Casino and hotel operations	—	1,991,255	203,785	—	2,195,040
Provision for doubtful accounts	—	27,994	358	—	28,352
General and administrative	—	561,468	50,398	—	611,866
Corporate expense	3,268	40,588	—	—	43,856
Preopening and start-up expenses	403	21,064	—	—	21,467
Restructuring costs (credit)	—	(17,021)	—	—	(17,021)
Write-downs and impairments	—	9,958	4,754	—	14,712
Depreciation and amortization	2,683	366,643	26,239	3,058	398,623

	6,354	3,001,949	285,534	3,058	3,296,895

Income from unconsolidated affiliate	—	32,361	—	—	32,361

Operating income	664,722	731,592	152,942	(782,495)	766,761
Interest expense, net	(239,510)	(35,724)	(16,473)	—	(291,707)
Other, net	—	(10,668)	(1,130)	3,058	(8,740)

Income before income taxes and extraordinary item	425,212	685,200	135,339	(779,437)	466,314
Provision for income taxes	(132,777)	(33,126)	(7,648)	—	(173,551)

Income before extraordinary item	292,435	652,074	127,691	(779,437)	292,763
Extraordinary item	—	—	(328)	—	(328)

Net income	$292,435	$652,074	$127,363	$(779,437)	$292,435

Statement of Cash Flows
Net cash provided by (used in) operating activities	$1,206,670	$(530,952)	$151,443	$797	$827,958
Net cash provided by (used in) investing activities	(3,588)	(339,380)	(27,179)	(1,063)	(371,210)
Net cash provided by (used in) financing activities	(1,212,536)	896,900	(139,114)	265	(454,485)

	As of and for the Year Ended December 31, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Balance Sheet
Current assets	$19,613	$469,078	$65,423	$107,813	$661,927
Property and equipment, net	11,616	8,715,875	176,126	(11,972)	8,891,645
Investment in subsidiaries	7,128,853	126,895	—	(7,255,748)	—
Investment in unconsolidated affiliates	127,902	847,212	—	(342,165)	632,949
Intercompany note receivable	94,124	(94,124)	—	—	—
Other non-current assets	46,315	237,685	26,922	—	310,922

	$7,428,423	$10,302,621	$268,471	$(7,502,072)	$10,497,443

Current liabilities	$311,389	$721,976	$45,032	$(190,487)	$887,910
Deferred income taxes	159,481	1,486,849	2,761	97,181	1,746,272
Long-term debt	4,441,352	842,793	11,168	—	5,295,313
Other non-current liabilities	5,501	51,153	594	—	57,248
Stockholders' equity	2,510,700	7,199,850	208,916	(7,408,766)	2,510,700

	$7,428,423	$10,302,621	$268,471	$(7,502,072)	$10,497,443

Statement of Operations
Net revenues	$—	$3,576,415	$396,387	$—	$3,972,802
Equity in subsidiaries earnings	559,172	92,007	—	(651,179)	—
Expenses:
Casino and hotel operations	—	2,021,143	187,763	—	2,208,906
Provision for doubtful accounts	—	70,484	760	—	71,244
General and administrative	—	550,735	45,599	—	596,334
Corporate expense	10,073	27,651	—	—	37,724
Preopening and start-up expenses	—	5,006	100	—	5,106
Restructuring costs	—	23,749	(28)	—	23,721
Write-downs and impairments	—	47,720	235	—	47,955
Depreciation and amortization	1,079	361,424	28,223	—	390,726

	11,152	3,107,912	262,652	—	3,381,716

Income from unconsolidated affiliate	—	36,816	—	—	36,816

Operating income	548,020	597,326	133,735	(651,179)	627,902
Interest expense, net	(286,231)	(40,759)	(18,752)	—	(345,742)
Other, net	297	(4,748)	(120)	—	(4,571)

Income before income taxes and extraordinary item	262,086	551,819	114,863	(651,179)	277,589
Provision for income taxes	(91,493)	(2,713)	(12,790)	—	(106,996)

Income before extraordinary item	170,593	549,106	102,073	(651,179)	170,593
Extraordinary item	(778)	—	—	—	(778)

Net income	$169,815	$549,106	$102,073	$(651,179)	$169,815

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(310,773)	$979,451	$123,180	$4,025	$795,883
Net cash provided by (used in) investing activities	(80)	(314,219)	(37,783)	(123)	(352,205)
Net cash provided by (used in) financing activities	324,830	(712,425)	(71,178)	(3,902)	(462,675)

	For the Year Ended December 31, 2000
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Statement of Operations
Net revenues	$—	$2,647,359	$436,061	$—	$3,083,420
Equity in subsidiaries earnings	525,352	89,832	—	(615,184)	—
Expenses:
Casino and hotel operations	—	1,423,911	200,792	—	1,624,703
Provision for doubtful accounts	—	40,499	1,517	—	42,016
General and administrative	—	385,240	56,471	—	441,711
Corporate expense	26,272	8,521	—	—	34,793
Preopening and start-up expenses	—	3,258	2,366	—	5,624
Restructuring costs	159	21,515	1,845	—	23,519
Write-downs and impairments	26,444	72,058	3,723	—	102,225
Depreciation and amortization	1,046	256,329	36,164	(358)	293,181

	53,921	2,211,331	302,878	(358)	2,567,772

Income from unconsolidated affiliate	—	22,068	—	—	22,068

Operating income	471,431	547,928	133,183	(614,826)	537,716
Interest expense, net	(200,286)	(33,800)	(27,849)	—	(261,935)
Other, net	287	(1,028)	—	—	(741)

Income before income taxes and extraordinary item	271,432	513,100	105,334	(614,826)	275,040
Provision for income taxes	(105,272)	(139)	(3,469)	—	(108,880)

Income before extraordinary item	166,160	512,961	101,865	(614,826)	166,160
Extraordinary item	(5,416)	—	—	—	(5,416)

Net income	$160,744	$512,961	$101,865	$(614,826)	$160,744

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(113,167)	$661,274	$137,954	$114,924	$800,985
Net cash provided by (used in) investing activities	(5,004,606)	(403,987)	(25,803)	(98,776)	(5,533,172)
Net cash provided by (used in) financing activities	5,119,206	(155,178)	(109,247)	(16,148)	4,838,633

NOTE 18—SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share amounts)
2002
Net revenues	$1,011,915	$1,032,073	$1,004,588	$982,719	$4,031,295
Operating income	207,866	233,531	181,345	144,019	766,761
Income before extraordinary item	81,956	101,875	69,888	39,044	292,763
Net income	81,956	101,875	69,560	39,044	292,435
Basic income per share:
Income before extraordinary item	$0.52	$0.64	$0.44	$0.25	$1.85
Net income	0.52	0.64	0.44	0.25	1.85
Diluted income per share:
Income before extraordinary item	$0.51	$0.63	$0.43	$0.25	$1.83
Net income	0.51	0.63	0.43	0.25	1.83
2001
Net revenues	$1,057,221	$1,041,867	$983,980	$889,734	$3,972,802
Operating income	235,968	215,953	61,025	114,956	627,902
Income (loss) before extraordinary item	84,672	76,586	(14,353)	23,688	170,593
Net income (loss)	83,894	76,586	(14,353)	23,688	169,815
Basic income (loss) per share:
Income (loss) before extraordinary item	$0.54	$0.48	$(0.09)	$0.15	$1.07
Net income (loss)	0.53	0.48	(0.09)	0.15	1.07
Diluted income (loss) per share:
Income (loss) before extraordinary item	$0.53	$0.47	$(0.09)	$0.15	$1.06
Net income (loss)	0.52	0.47	(0.09)	0.15	1.06

        Because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

NOTE 19—SUBSEQUENT EVENTS

        Stock Repurchase Program.    In January 2003, the Company repurchased the remaining 1.4 million shares available under its existing 10 million-share authorization. In February 2003, the Board of Directors approved a new 10 million-share repurchase program.

        Stock Option Grants.    In January and February 2003, the Compensation and Stock Option Committee of the Board of Directors granted 8 million options to Company employees. As shown in Note 12, only 2.5 million options were available for grant under existing option plans as of December 31, 2002. The Company intends to solicit shareholder approval of an amendment to the current stock option plan, to increase the authorized number of options by 8 million, at the 2003 Annual Meeting of Stockholders. The Company's majority shareholder has indicated its intent to vote its shares in favor of the increased authorization. As a result, the Company will not incur compensation expense in connection with such grants.

        Cash Transaction Reporting Violations.    In February 2003, Company management became aware of and self-reported certain violations regarding the reporting of certain cash transactions. Management and the Nevada State Gaming Control Board are investigating the violations, and the Company is unable to determine the amount of fine, if any, or extent of sanction, if any, that will be levied by the Nevada State Gaming Control Board or the Federal government.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGM MIRAGE
By:	/s/ J. TERRENCE LANNI J. Terrence Lanni, Chairman and Chief Executive Officer (Principal Executive Officer)
By:	/s/ JAMES J. MURREN James J. Murren, President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: March 25, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. TERRENCE LANNI J. Terrence Lanni	Chairman and Chief Executive Officer (Principal Executive Officer)	March 25, 2003
/s/ JAMES J. MURREN James J. Murren	President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	March 25, 2003
/s/ JOHN T. REDMOND John T. Redmond	President and Chief Executive Officer— MGM Grand Resorts, LLC and Director	March 25, 2003
/s/ ROBERT H. BALDWIN Robert H. Baldwin	President and Chief Executive Officer— Mirage Resorts, Incorporated and Director	March 25, 2003
/s/ GARY N. JACOBS Gary N. Jacobs	Executive Vice President, General Counsel, Secretary and Director	March 25, 2003
/s/ JAMES D. ALJIAN James D. Aljian	Director	March 25, 2003

/s/ FRED BENNINGER Fred Benninger	Director	March 25, 2003
Terry N. Christensen	Director	March , 2003
/s/ WILLIE D. DAVIS Willie D. Davis	Director	March 25, 2003
/s/ ALEXANDER M. HAIG, JR. Alexander M. Haig, Jr.	Director	March 25, 2003
/s/ ALEXIS M. HERMAN Alexis M. Herman	Director	March 25, 2003
/s/ ROLAND HERNANDEZ Roland Hernandez	Director	March 25, 2003
/s/ KIRK KERKORIAN Kirk Kerkorian	Director	March 25, 2003
/s/ GEORGE MASON George Mason	Director	March 25, 2003
/s/ RONALD M. POPEIL Ronald M. Popeil	Director	March 25, 2003
/s/ DANIEL M. WADE Daniel M. Wade	Director	March 24, 2003
Daniel B. Wayson	Director	March , 2003
/s/ MELVIN B. WOLZINGER Melvin B. Wolzinger	Director	March 25, 2003
/s/ ALEX YEMENIDJIAN Alex Yemenidjian	Director	March 25, 2003

CERTIFICATIONS

I, J. Terrence Lanni, certify that:

1.
I have reviewed this annual report on Form 10-K of MGM MIRAGE;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003	/s/ J. TERRENCE LANNI J. Terrence Lanni Chairman of the Board and Chief Executive Officer

I, James J. Murren, certify that:

1.
I have reviewed this annual report on Form 10-K of MGM MIRAGE;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003	/s/ JAMES J. MURREN James J. Murren President, Chief Financial Officer and Treasurer

MGM MIRAGE
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Provision for Doubtful Accounts	Additions from Mirage Acquisition	Write-offs, net of Recoveries	Balances at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2002	$102,972	$28,352	$—	$40,853	$90,471
Year Ended December 31, 2001	83,390	71,244	—	51,662	102,972
Year Ended December 31, 2000	15,128	42,016	55,193	28,947	83,390

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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.