Form 10-Q
period 2003-03-31
MGM MIRAGE
filed 2003-05-14
CIK 789570

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-16760

MGM MIRAGE
(Exact name of registrant as specified in its charter)

Delaware	88-0215232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): ☒ Yes    ☐ No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2003
Common Stock, $.01 par value	151,830,689 shares

MGM MIRAGE AND SUBSIDIARIES

FORM 10-Q

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2003 and December 31, 2002	1
	Consolidated Statements of Income for the Three Months Ended March 31, 2003 and March 31, 2002	2
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and March 31, 2002	3
	Condensed Notes to Consolidated Financial Statements	4-13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 6.	Exhibits and Reports on Form 8-K	17
SIGNATURES		18
CERTIFICATIONS		19-20

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$172,134	$211,234
Accounts receivable, net	134,586	139,935
Inventories	68,066	68,001
Deferred income taxes	65,604	84,348
Prepaid expenses and other	87,572	86,311

Total current assets	527,962	589,829

Property and equipment, net	8,739,506	8,762,445
Other assets
Investment in unconsolidated affiliates	713,682	710,802
Goodwill and other intangible assets, net	257,351	256,108
Deposits and other assets, net	192,835	185,801

Total other assets	1,163,868	1,152,711

	$10,431,336	$10,504,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$75,168	$69,959
Income taxes payable	13,445	637
Current portion of long-term debt	7,356	6,956
Accrued interest on long-term debt	56,267	80,310
Other accrued liabilities	567,665	592,206

Total current liabilities	719,901	750,068

Deferred income taxes	1,761,541	1,769,431
Long-term debt	5,184,236	5,213,778
Other long-term obligations	112,594	107,564
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value: authorized 300,000,000 shares; issued 166,399,089 and 166,393,025 shares; outstanding 152,021,689 and 154,574,225 shares	1,664	1,664
Capital in excess of par value	2,125,999	2,125,626
Deferred compensation	(25,195)	(27,034)
Treasury stock, at cost (14,377,400 and 11,818,800 shares)	(384,172)	(317,432)
Retained earnings	941,209	890,206
Other comprehensive loss	(6,441)	(8,886)

Total stockholders' equity	2,653,064	2,664,144

	$10,431,336	$10,504,985

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues
Casino	$545,343	$567,389
Rooms	225,539	206,499
Food and beverage	201,937	188,180
Entertainment, retail and other	162,049	152,955

	1,134,868	1,115,023
Less: Promotional allowances	112,938	107,617

	1,021,930	1,007,406

Expenses
Casino	287,405	281,604
Rooms	63,137	53,953
Food and beverage	113,946	97,585
Entertainment, retail and other	108,259	99,835
Provision for doubtful accounts	7,966	12,058
General and administrative	150,256	147,483
Corporate expense	13,746	10,635
Preopening and start-up expenses	7,431	2,239
Restructuring costs	605	—
Property transactions, net	6,784	—
Depreciation and amortization	105,613	103,373

	865,148	808,765

Income from unconsolidated affiliate	10,789	9,225

Operating income	167,571	207,866

Non-operating income (expense)
Interest income	1,777	1,240
Interest expense, net	(85,988)	(72,597)
Interest expense from unconsolidated affiliate	—	(277)
Other, net	389	(2,623)

	(83,822)	(74,257)

Income before income taxes	83,749	133,609
Provision for income taxes	(32,746)	(51,653)

Net income	$51,003	$81,956

Basic earnings per share of common stock
Net income per share	$0.34	$0.52

Diluted earnings per share of common stock
Net income per share	$0.33	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net income	$51,003	$81,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,613	103,373
Amortization of debt discount and issuance costs	8,505	7,174
Provision for doubtful accounts	7,966	12,058
Property transactions, net	6,784	—
Income from unconsolidated affiliate	(10,789)	(8,948)
Distributions from unconsolidated affiliate	10,500	11,000
Deferred income taxes	10,894	17,933
Tax benefit from stock option exercises	32	9,913
Change in assets and liabilities:
Accounts receivable	(2,617)	(1,111)
Inventories	(65)	(5,222)
Income taxes receivable and payable	12,808	17,392
Prepaid expenses and other	(1,261)	2,442
Accounts payable and accrued liabilities	(51,105)	(18,990)
Other	(612)	(1,023)

Net cash provided by operating activities	147,656	227,947

Cash flows from investing activities
Purchases of property and equipment	(86,445)	(53,718)
Dispositions of property and equipment	334	5,339
Investments in unconsolidated affiliates	(1,500)	(36,814)
Change in construction payable	10,415	(1,996)
Other	(6,255)	(10,652)

Net cash used in investing activities	(83,451)	(97,841)

Cash flows from financing activities
Net repayments under bank credit facilities	(34,054)	(151,500)
Issuance of common stock	80	24,985
Purchase of treasury stock	(66,581)	—
Other	(2,750)	(289)

Net cash used in financing activities	(103,305)	(126,804)

Cash and cash equivalents
Net increase (decrease) for the period	(39,100)	3,302
Balance, beginning of period	211,234	208,971

Balance, end of period	$172,134	$212,273

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$101,869	$90,531
State and federal income taxes paid, net of refunds	6,576	1,895

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

        MGM MIRAGE (the "Company") is a Delaware corporation, incorporated on January 29, 1986. As of March 31, 2003, approximately 53% of the outstanding shares of the Company's common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, operates hotel, casino and entertainment resorts.

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

        The Company owns the following resorts in other areas of Nevada: Golden-Nugget—Las Vegas, in downtown Las Vegas; Golden Nugget—Laughlin, in Laughlin, Nevada; and three resorts in Primm, Nevada at the California/Nevada state line—Whiskey Pete's, Buffalo Bill's and the Primm Valley Resort—as well as two championship golf courses located near the resorts. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately 10 miles north of its Las Vegas Strip resorts.

        The Company, through its wholly owned subsidiary, MGM Grand Detroit, Inc., and its local partners formed MGM Grand Detroit, LLC, to develop a hotel, casino and entertainment complex in Detroit, Michigan. On July 29, 1999, MGM Grand Detroit, LLC commenced gaming operations in an interim facility located directly off of the John C. Lodge Expressway in downtown Detroit. See Note 8 for discussion of the revised development agreement with the City of Detroit.

        The Company also owns and operates Beau Rivage, a beachfront resort located in Biloxi, Mississippi, and MGM Grand Hotel and Casino in Darwin, Australia.

        A limited liability company owned 50-50 with Boyd Gaming Corporation is developing Borgata, a hotel and casino resort on 27 acres at Renaissance Pointe, located in the Marina area of Atlantic City, New Jersey. Borgata is expected to open this summer. The Company owns approximately 95 developable acres adjacent to Borgata, of which 75 acres are available for future development and 20 acres are for common landscaping and roadways on Renaissance Pointe.

        PLAYMGMMIRAGE.com is the Company's online gaming website based in the Isle of Man, an independently governed British Crown dependency located in the Irish Sea off the coast of Great Britain. PLAYMGMMIRAGE.com became operational on September 26, 2002. It initially was not actively marketed, and was in the start-up phase through January 31, 2003. Because of the current state of the laws concerning Internet wagering, PLAYMGMMIRAGE.com has been designed to prevent the acceptance of wagers from the United States and many other jurisdictions.

        As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2003, and the results of its operations for the three-month periods ended March 31, 2003 and 2002. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

        Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation, which have no effect on previously reported net income. The income statement caption "Property transactions, net" includes impairments of long-lived assets, along with gains and losses on the sale or other disposal of fixed assets. Prior to January 1, 2003, the Company classified gains and losses on asset sales as a non-operating item at some of its resorts. Management believes that the presentation of these items as an element of operating income is a preferable presentation. Such transactions were not material in the prior periods, so prior period statements have not been reclassified.

NOTE 2—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

Three months ended March 31,	2003	2002
	(In thousands)
Income from unconsolidated affiliate	$10,789	$9,225
Preopening and start-up expenses	(4,073)	(1,869)
Interest expense from unconsolidated affiliate	—	(277)
Other non-operating income (expense)	(152)	595

	$6,564	$7,674

NOTE 3—LONG-TERM DEBT

        Long-term debt consisted of the following:

	March 31, 2003	December 31, 2002
	(In thousands)
$2.0 Billion Revolving Credit Facility	$1,805,000	$1,800,000
$600 Million Revolving Credit Facility	—	—
$50 Million Revolving Line of Credit	50,000	50,000
Australian Bank Facility, due 2004	14,934	15,726
Other Note due to Bank	2,750	40,000
$300 Million 6.95% Senior Notes, due 2005, net	301,909	302,169
$200 Million 6.625% Senior Notes, due 2005, net	193,594	192,830
$250 Million 7.25% Senior Notes, due 2006, net	233,163	232,176
$710 Million 9.75% Senior Subordinated Notes, due 2007, net	704,772	704,459
$200 Million 6.75% Senior Notes, due 2007, net	180,509	179,603
$200 Million 6.75% Senior Notes, due 2008, net	178,569	177,698
$200 Million 6.875% Senior Notes, due 2008, net	198,582	198,509
$850 Million 8.50% Senior Notes, due 2010, net	846,242	846,116
$400 Million 8.375% Senior Subordinated Notes, due 2011	400,000	400,000
$100 Million 7.25% Senior Debentures, due 2017, net	80,723	80,567
Other Notes	845	881

	5,191,592	5,220,734
Less: Current portion	(7,356)	(6,956)

	$5,184,236	$5,213,778

        Total interest incurred for the three-month periods ended March 31, 2003 and 2002 was $92 million and $90 million, respectively, of which $6 million and $17 million, respectively, was capitalized.

        On April 4, 2003, the Company entered into an amendment to its $600 million revolving credit facility whereby the maturity date was extended to April 2, 2004 and the lending commitment was reduced to $525 million. Concurrently, the Company entered into an amendment for the $2.0 billion revolving credit facility to adjust certain covenants to match the covenants required in the $525 million revolving credit facility. The effect of the amendment was to increase the maximum leverage ratio and decrease the minimum coverage ratio. Under the amended facilities, the Company must maintain a maximum leverage ratio (average debt to EBITDA, as defined) of 5.5:1, decreasing periodically to 5.0:1 by December 2004. The Company must also maintain a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.5:1, increasing to 2.75:1 by March 2004. As of March 31, 2003, the Company's leverage and interest coverage ratios were 4.6:1 and 3.5:1, respectively.

        In 2001, the Company entered into several interest rate swap agreements, designated as fair value hedges, which effectively converted a portion of the Company's fixed rate debt to floating rate debt. In the second quarter of 2002, the Company terminated all remaining interest rate swaps, which at the time covered $650 million of fixed rate debt. Net payments totaling $11 million were received during

2001 and 2002 upon the termination of interest rate swap agreements. These amounts have been added to the carrying value of the related debt obligations and are being amortized and recorded as a reduction of interest expense over the remaining life of that debt.

NOTE 4—STOCKHOLDERS' EQUITY

        During the three months ended March 31, 2003, the Company repurchased 1.4 million shares of its common stock for $36 million as part of its previously authorized 10 million share repurchase program, which completed that share repurchase program. In February 2003, the Board of Directors authorized a new 10 million share repurchase program (the "2003 program"). In the first quarter of 2003, the Company repurchased 1.2 million shares under the 2003 program at a total cost of $31 million, leaving 8.8 million shares available for repurchase under the 2003 program.

NOTE 5—INCOME PER SHARE OF COMMON STOCK

        The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

Three months ended March 31,	2003	2002
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	152,110	158,011
Potential dilution from stock options and restricted stock	1,439	2,141

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	153,549	160,152

NOTE 6—COMPREHENSIVE INCOME

        Comprehensive income consisted of the following:

Three months ended March 31,	2003	2002
	(In thousands)
Net income	$51,003	$81,956
Currency translation adjustment, net of tax	2,516	1,704
Derivative income (loss) from unconsolidated affiliate, net of tax	(71)	13

Comprehensive income	$53,448	$83,673

NOTE 7—STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

        In the three months ended March 31, 2003, the Compensation and Stock Option Committee of the Board of Directors granted 8.2 million options to Company employees. As of December 31, 2002, only 2.5 million options were available for grant under existing option plans, but the Company's majority shareholder had indicated its intent to vote its shares in favor of an amendment to the current stock option plan to increase the authorized number of options by 8 million. In May 2003, the Company obtained formal shareholder approval of the amendment. After giving effect to the amendment, as of March 31, 2003, the aggregate number of shares subject to options available for grant under the Company's stock option plans was 2.4 million.

        A summary of the status of the Company's stock option plans is presented below:

Three months ended March 31, 2003	Shares (000's)	Weighted Average Exercise Price
Outstanding at beginning of period	14,323	$27.18
Granted	8,160	25.65
Exercised	(6)	13.19
Terminated	(63)	33.40

Outstanding at end of period	22,414	26.57

Exercisable at end of period	7,777	24.79

        The Company accounts for stock-based compensation, including employee stock option plans, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the Financial Accounting Standards Board's Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25". Had the Company accounted for these plans under the fair value method allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"), the Company's net income and earnings per share would have been reduced to recognize the fair value of employee stock options. The following are required disclosures under SFAS 123 and SFAS 148:

Three months ended March 31,	2003	2002
	(In thousands, except per share amounts)
Net income
As reported	$51,003	$81,956
Stock-based compensation under SFAS 123	(10,401)	(2,763)

Pro forma	$40,602	79,193

Basic earnings per share
As reported	$0.34	$0.52
Stock-based compensation under SFAS 123	(0.07)	(0.02)

Pro forma	$0.27	$0.50

Diluted earnings per share
As reported	$0.33	$0.51
Stock-based compensation under SFAS 123	(0.07)	(0.02)

Pro forma	$0.26	$0.49

        The stock-based compensation included in the table above represents the after-tax amount of pro forma compensation related to stock option plans. Reported net income includes $1 million and $0, net of tax, of amortization of restricted stock compensation for the three months ended March 31, 2003 and 2002, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

        Detroit Development Agreement.    MGM Grand Detroit, LLC has operated an interim casino facility in downtown Detroit since July 29, 1999, and is planning a permanent casino facility under a revised development agreement with the City of Detroit entered into on August 2, 2002.

        The Company has recorded an intangible asset (development rights, deemed to have an indefinite life) of approximately $115 million in connection with its payment obligations under the revised development agreement. Payments of $22 million were made through March 31, 2003, assets of $3 million will be transferred to the City, and the remaining obligations have been classified as either accrued liabilities ($35 million) or other long-term liabilities ($55 million), depending on the payment date. The long-term liabilities include the Company's obligation for repayment of $50 million of bonds issued by the Economic Development Corporation of the City of Detroit. In addition to the above payments, the Company will pay the City 1% of gaming revenues (2% if annual revenues exceed $400 million) beginning January 1, 2006.

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

        Borgata.    The Company contributed 27 acres of land for its ownership interest in Borgata. Boyd Gaming Corporation contributed $90 million of cash. Borgata obtained a $630 million secured bank credit facility, which is non-recourse to the Company. Each party is required to contribute an additional $134 million in cash to the venture to fund the project. As of March 31, 2003, each party had made $94 million of such contributions.

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

NOTE 9—PROPERTY TRANSACTIONS, NET

        Net property transactions consists of the following:

Three months ended March 31,	2003	2002
	(In thousands)
Write downs and impairments	$4,896	$—
Net losses on sale or disposal of fixed assets	296	—
Demolition costs	1,592	—

	$6,784	$—

        Approximately $3 million of the write downs and impairments and substantially all of the demolition costs relate to assets disposed of in connection with the January 2003 closure of the EFX! Theatre at MGM Grand Las Vegas. The remaining charges relate to other assets disposed of in connection with remodeling or expansion projects at MGM Grand Las Vegas. The impairment amounts represent the remaining net book value of assets disposed.

NOTE 10—CONSOLIDATING CONDENSED FINANCIAL INFORMATION

        The Company's subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the $2.0 billion and $600 million (subsequently reduced to $525 million) revolving credit facilities, the senior notes and debentures and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of March 31, 2003 and December 31, 2002 and for the three-month periods ended March 31, 2003 and 2002 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of March 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$77,140	$403,756	$47,066	$—	$527,962
Property and equipment, net	10,094	8,577,542	163,841	(11,971)	8,739,506
Investment in subsidiaries	7,617,039	121,927	—	(7,738,966)	—
Investment in unconsolidated affiliates	127,902	927,945	—	(342,165)	713,682
Other non-current assets	35,102	272,280	142,804	—	450,186

	$7,867,277	$10,303,450	$353,711	$(8,093,102)	$10,431,336

Current liabilities	$(857,784)	$1,525,217	$52,468	$—	$719,901
Deferred income taxes	1,761,541	—	—	—	1,761,541
Long-term debt	4,309,256	867,263	7,717	—	5,184,236
Other non-current liabilities	1,200	54,725	56,669	—	112,594
Stockholders' equity	2,653,064	7,856,245	236,857	(8,093,102)	2,653,064

	$7,867,277	$10,303,450	$353,711	$(8,093,102)	$10,431,336

	As of December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$92,459	$457,812	$55,139	$—	$605,410
Property and equipment, net	10,375	8,597,957	166,085	(11,972)	8,762,445
Investment in subsidiaries	7,490,107	122,897	—	(7,613,004)	—
Investment in unconsolidated affiliates	127,902	925,065	—	(342,165)	710,802
Other non-current assets	39,037	246,187	141,104	—	426,328

	$7,759,880	$10,349,918	$362,328	$(7,967,141)	$10,504,985

Current liabilities	$(1,015,734)	$1,696,668	$69,134	$—	$750,068
Deferred income taxes	1,769,017	—	414	—	1,769,431
Long-term debt	4,341,253	863,579	8,946	—	5,213,778
Other non-current liabilities	1,200	50,074	56,290	—	107,564
Stockholders' equity	2,664,144	7,739,597	227,544	(7,967,141)	2,664,144

	$7,759,880	$10,349,918	$362,328	$(7,967,141)	$10,504,985

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended March 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$918,792	$103,138	$—	$1,021,930
Equity in subsidiaries' earnings	142,695	22,996	—	(165,691)	—
Expenses:
Casino and hotel operations	244	521,600	50,903	—	572,747
Provision for doubtful accounts	—	8,342	(376)	—	7,966
General and administrative	—	137,506	12,750	—	150,256
Corporate expense	1,246	12,500	—	—	13,746
Preopening and start-up expenses	99	7,332	—	—	7,431
Restructuring costs	280	325	—	—	605
Property transactions, net	189	6,439	156	—	6,784
Depreciation and amortization	280	95,752	9,581	—	105,613

	2,338	789,796	73,014	—	865,148

Income from unconsolidated affiliate	—	10,789	—	—	10,789

Operating income	140,357	162,781	30,124	(165,691)	167,571
Interest expense, net	(67,649)	(15,843)	(719)	—	(84,211)
Other, net	9,567	(5,387)	(3,791)	—	389

Income before income taxes	82,275	141,551	25,614	(165,691)	83,749
Provision for income taxes	(31,272)	(5)	(1,469)	—	(32,746)

Net income	$51,003	$141,546	$24,145	$(165,691)	$51,003

	For the Three Months Ended March 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$895,769	$111,637	$—	$1,007,406
Equity in subsidiaries' earnings	183,874	34,188	—	(218,062)	—
Expenses:
Casino and hotel operations	—	482,953	50,024	—	532,977
Provision for doubtful accounts	—	12,314	(256)	—	12,058
General and administrative	—	135,397	12,086	—	147,483
Corporate expense	417	10,218	—	—	10,635
Preopening and start-up expenses	—	2,239	—	—	2,239
Depreciation and amortization	1,845	94,897	6,631	—	103,373

	2,262	738,018	68,485	—	808,765

Income from unconsolidated affiliate	—	9,225	—	—	9,225

Operating income	181,612	201,164	43,152	(218,062)	207,866
Interest expense, net	(60,858)	(6,522)	(4,254)	—	(71,634)
Other, net	(500)	(2,123)	—	—	(2,623)

Income before income taxes	120,254	192,519	38,898	(218,062)	133,609
Provision for income taxes	(38,298)	(10,693)	(2,662)	—	(51,653)

Net income	$81,956	$181,826	$36,236	$(218,062)	$81,956

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Three Months Ended March 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(74,806)	$185,358	$37,399	$(295)	$147,656
Net cash provided by (used in) investing activities	—	(76,939)	(5,542)	(970)	(83,451)
Net cash provided by (used in) financing activities	79,478	(145,945)	(38,103)	1,265	(103,305)
	For the Three Months Ended March 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(61,745)	$243,372	$46,320	$—	$227,947
Net cash provided by (used in) investing activities	(7,058)	(87,663)	(3,153)	33	(97,841)
Net cash provided by (used in) financing activities	56,805	(167,282)	(16,294)	(33)	(126,804)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

        Our operations consist of wholly-owned casino resorts in Las Vegas and other locations in southern Nevada; Detroit, Michigan; Biloxi, Mississippi; and Darwin, Australia, as well as investments in a joint venture with an operating resort on the Las Vegas Strip and an LLC with a project under development in Atlantic City, New Jersey. We also own and operate an online gaming website in the Isle of Man. While our resorts cater to various market segments, our general strategy is to offer a premium resort experience with high-quality gaming and non-gaming amenities. We generate slightly over half of our net revenues from gaming activities.

        Our operating results are highly dependent on the volume of customers at our resorts, which in turn impacts the price we can charge for our hotel rooms and other amenities. Key gaming volume indicators are table games drop and slot handle. Our revenues can also be affected by the percentage of gaming volume we retain, indicated by "win" or "hold" percentage, which is not fully controllable by us. Our table games hold percentage is typically in the range of 18% to 22%. In our hotel operations, key measures are occupancy rates (volume indicator), average daily rate ("ADR", price indicator) and revenue per available room ("REVPAR," a combined measure).

        Our revenues can be affected by economic and other factors. Domestic leisure travel is dependent on the national economy and the level of consumers' disposal income. Our high-end customers are largely foreign, primarily from the Far East, and our revenues from these customers can be affected by economic conditions in their regions and the global economy as a whole.

Quarter versus Quarter

        Net revenues were $1.02 billion for the three months ended March 31, 2003, an increase of 1% from net revenues of $1.0 billion for the same period in 2002. Current year results benefited from strong hotel and other non-gaming results throughout much of the quarter, offset by lower gaming revenues.

        Casino revenues decreased by 4% in the 2003 quarter, to $545 million from $567 million in 2002. Table games volume, including baccarat, was down 1% from the 2002 quarter. Table games hold percentages were within a normal range for both periods, but the hold percentage was higher in last year's quarter. Slot revenue in the quarter was up 4% from 2002. Bellagio's slot revenues increased 10% in the quarter over last year, its fourth straight quarter of double-digit year-over-year slot revenue growth. New York-New York also posted a strong 19% increase in slot revenues over last year. This resort has benefited from improved food and beverage, entertainment and retail offerings, and in 2002 a portion of the slot floor was out of service. MGM Grand Detroit slot revenues were down 3% compared to last year, consistent with the overall market's revenue decline of 4%, as reported by the Michigan Gaming Control Board.

        Room revenues were $226 million in the first quarter of 2003, an increase of 9% over the first quarter of 2002. Improved visitation trends in Las Vegas, coupled with a strong first quarter convention calendar led to the improvement. Hotel occupancy was 90% in the first quarter of 2003, up slightly over 89% in 2002, while the ADR was $120, up 8% over 2002. As a result, REVPAR increased 8% to $108 in the 2003 first quarter when compared with 2002. With the onset of the war in Iraq and continued low consumer confidence, we witnessed shorter booking windows towards the end of the quarter, which we expect to continue into the second quarter.

        Food and beverage, entertainment, retail and other revenues showed solid gains in the first quarter. On a consolidated basis, these revenues were $364 million in the 2003 quarter, up 7% over

$341 million in 2002. At MGM Grand Las Vegas, these revenues were up 16% over the prior-year quarter, even after the impact of closing the EFX! Theatre in January 2003. This resort's mix of dining and entertainment has improved significantly since last year, as management's transformation of the resort continues to benefit financial results. Bellagio and The Mirage also showed strong growth in food and beverage revenues, up 7% and 8%, respectively.

        For the quarter, operating income of $168 million was down 19% from the year-ago period. The decrease was primarily the result of increased labor costs in the quarter, along with increased property taxes and insurance costs. Our labor costs reflect primarily the volume of guests in our resorts, while spending per guest was less than historical spending. In addition, we are operating under a new union contract since June 1, 2002, which has increased labor rates for a significant number of our employees.

        We also incurred higher preopening expenses and net property transactions. Preopening and start-up expenses of $7 million included $4 million related to our share of the preopening expenses incurred by Borgata and $2 million related to continued implementation of our Players Club loyalty program. Net property transactions of $7 million included asset impairments and demolition costs associated with the closure of the EFX! Theatre of $5 million and other asset impairments at MGM Grand Las Vegas of $1 million. We closed the EFX! Theatre in January to make way for a new production show by Cirque du Soleil. The asset impairments related to theatre equipment and furnishings disposed of after the closure.

        Net income decreased by 38% in the 2003 quarter due primarily to the decrease in operating income and higher net interest expense. Net interest expense increased due to the suspension of development at our wholly-owned Atlantic City project, resulting in lower capitalized interest, and the prior year savings from interest rate swaps.

Liquidity and Capital Resources

        As of March 31, 2003, we held cash and equivalents of $172 million, compared to $211 million at December 31, 2002, as we require more cash on hand at year-end due to the New Year's holiday. Cash provided by operating activities was $148 million in the 2003 first quarter, compared to $228 million in the 2002 period. The decrease was the result of the decrease in operating income along with a larger decrease in accrued liabilities in the current year and a larger tax benefit from stock option exercises in 2002.

        Cash used in investing activities was $83 million in 2003 compared to $98 million in 2002. Capital expenditures were higher in 2003—$86 million versus $54 million—and included continued implementation of new slot technology, the Bellagio expansion, and construction of the new theatres for Cirque du Soleil at New York-New York and MGM Grand Las Vegas. We contributed $37 million to Borgata last year in the first quarter, while the current year's contributions were only $2 million. We anticipate making our final capital contributions to Borgata, of up to $40 million, in the second and third quarters of 2003. Borgata is anticipated to open this summer.

        Cash used in financing activities was $103 million in 2003 compared to $127 million in 2002. In the 2003 quarter, we reduced debt by $34 million, and repurchased 2.6 million shares of our common stock at a total cost of $67 million. We completed a pre-existing 10 million share repurchase authorization in the first quarter of 2003, and, in February 2003, received Board of Director approval to repurchase an additional 10 million shares. At March 31, 2003, we were authorized to repurchase 8.8 million shares under this program.

        In early April 2003, we extended the maturity of our 364-day revolving credit facility to April 2, 2004 and reduced the total commitment of the facility to $525 million from $600 million. After giving effect to the extension of the 364-day credit facility, the Company had approximately $642 million of available borrowings under its senior credit facilities as of March 31, 2003.

        We expect to finance operations, capital expenditures and existing debt obligations through cash flow from operations, cash on hand, bank credit facilities and, depending on market conditions, public offerings of securities under our shelf registration statement.

Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate borrowings and short-term borrowings under our bank credit facilities and commercial paper program. As of March 31, 2003, long-term fixed rate borrowings represented approximately 64% of our total borrowings. Assuming a 100 basis-point change in LIBOR, our annual interest cost would change by approximately $19 million.

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

Item 4.    Controls and Procedures

        Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective. This conclusion is based on an evaluation conducted in April and May 2003 under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

        There have been no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        For complete information on material legal proceedings to which the Company and its subsidiaries are a party, see the Company's Annual report on Form 10-K for the year ended December 31, 2002.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  10.1
  Third Amended and Restated 364-Day Loan Agreement, dated as of April 4, 2003, among the Company, as Borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks, Syndication Agent, Documentation Agents, Co-Documentation Agents, Co-Agents and Managing Agents therein named and Bank of America, N.A., as Administrative Agent, and Banc of America Securities, LLC, as Lead Arranger and Sole Book Manager.

  10.2
  Sixth Amendment Agreement, dated as of November 22, 2002, among the Company, as Borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks named therein, and Bank of America, N.A., as Administrative Agent.

  10.3
  Seventh Amendment Agreement, dated as of April 4, 2003, among the Company, as Borrower, MGM Grand Atlantic City, Inc. and MGM Grand Detroit, LLC, as Co-Borrowers, the Banks named therein, and Bank of America, N.A., as Administrative Agent.

  99.1
  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2
  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K.

    The Company filed the following Current Report on Form 8-K during the quarter ended March 31, 2003:

    Current Report on Form 8-K, dated February 5, 2003, filed by the Company on February 10, 2003 in which events under Item 5, Other Events and Regulation FD Disclosure, and Item 7, Financial Statements and Exhibits, were reported.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE

Date: May 14, 2003	By:	/s/ J. TERRENCE LANNI J. Terrence Lanni Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2003		/s/ JAMES J. MURREN James J. Murren President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

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

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 14, 2003	/s/ J. TERRENCE LANNI J. Terrence Lanni Chairman of the Board and Chief Executive Officer

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

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 14, 2003	/s/ JAMES J. MURREN James J. Murren President, Chief Financial Officer and Treasurer

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