Form 10-Q
period 2003-06-30
MGM MIRAGE
filed 2003-08-12
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(702) 693-7120
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):   ☒  Yes  ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2003
Common Stock, $.01 par value	149,697,914 shares

MGM MIRAGE AND SUBSIDIARIES

FORM 10-Q

Part I.     FINANCIAL INFORMATION

Item 1.    Financial Statements

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2003	December 31, 2002
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$130,724	$211,234
Accounts receivable, net	131,091	139,935
Inventories	61,995	68,001
Deferred income taxes	51,937	84,348
Prepaid expenses and other	69,808	86,311
Assets held for sale	219,646	—
Total current assets	665,201	589,829

Property and equipment, net	8,579,833	8,762,445

Other assets
Investments in unconsolidated affiliates	710,559	710,802
Goodwill and other intangible assets, net	256,704	256,108
Deposits and other assets, net	198,874	185,801
Total other assets	1,166,137	1,152,711
	$10,411,171	$10,504,985

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$80,444	$69,959
Income taxes payable	1,602	637
Current portion of long-term debt	8,025	6,956
Accrued interest on long-term debt	80,580	80,310
Other accrued liabilities	553,762	592,206
Liabilities related to assets held for sale	24,204	—
Total current liabilities	748,617	750,068

Deferred income taxes	1,747,060	1,769,431
Long-term debt	5,116,344	5,213,778
Other long-term obligations	110,112	107,564

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value: authorized 300,000,000 shares; issued 166,471,784 and 166,393,025 shares; outstanding 151,218,384 and 154,574,225 shares	1,665	1,664
Capital in excess of par value	2,127,579	2,125,626
Deferred compensation	(23,217)	(27,034)
Treasury stock, at cost (15,253,400 and 11,818,800 shares)	(408,196)	(317,432)
Retained earnings	994,959	890,206
Accumulated other comprehensive loss	(3,752)	(8,886)
Total stockholders’ equity	2,689,038	2,664,144
	$10,411,171	$10,504,985

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues
Casino	$518,061	$497,793	$1,021,510	$1,027,284
Rooms	213,374	213,119	427,008	408,261
Food and beverage	191,510	182,676	380,827	358,927
Entertainment, retail and other	160,796	175,413	319,386	324,460
	1,083,741	1,069,001	2,148,731	2,118,932
Less: Promotional allowances	(98,397)	(98,077)	(203,143)	(198,003)
	985,344	970,924	1,945,588	1,920,929
Expenses
Casino	255,344	250,884	520,322	511,366
Rooms	59,257	53,986	117,386	103,684
Food and beverage	107,855	99,055	213,873	189,325
Entertainment, retail and other	105,921	101,696	209,726	198,487
Provision for doubtful accounts	6,784	10,879	14,420	22,678
General and administrative	148,069	136,509	287,861	273,107
Corporate expense	15,022	10,930	28,768	21,565
Preopening and start-up expenses	14,896	3,599	21,443	4,738
Restructuring costs (credit)	548	(10,421)	1,153	(10,421)
Property transactions, net	3,734	—	10,550	—
Depreciation and amortization	101,904	94,448	203,454	194,152
	819,334	751,565	1,628,956	1,508,681

Income from unconsolidated affiliate	8,547	9,148	19,336	18,373

Operating income	174,557	228,507	335,968	430,621

Non-operating income (expense)
Interest income	853	1,207	2,620	2,424
Interest expense, net	(81,035)	(66,924)	(164,659)	(137,388)
Interest expense from unconsolidated affiliate	—	(311)	—	(588)
Other, net	(5,694)	(2,706)	(5,101)	(5,190)
	(85,876)	(68,734)	(167,140)	(140,742)

Income from continuing operations before income taxes	88,681	159,773	168,828	289,879
Provision for income taxes	(32,829)	(59,393)	(63,428)	(109,502)
Income from continuing operations	55,852	100,380	105,400	180,377

Discontinued operations
Income (loss) from discontinued operations, including loss on disposal of $7,357 in 2003	(8,523)	2,642	(4,926)	6,145
Benefit (provision) for income taxes	6,421	(1,147)	4,279	(2,691)
	(2,102)	1,495	(647)	3,454
Net income	$53,750	$101,875	$104,753	$183,831

Basic earnings per share of common stock
Income from continuing operations	$0.37	$0.63	$0.70	$1.14
Discontinued operations	(0.01)	0.01	(0.01)	0.02
Net income per share	$0.36	$0.64	$0.69	$1.16

Diluted earnings per share of common stock
Income from continuing operations	$0.36	$0.62	$0.69	$1.12
Discontinued operations	(0.01)	0.01	(0.01)	0.02
Net income per share	$0.35	$0.63	$0.68	$1.14

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities
Net income	$104,753	$183,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211,807	200,938
Amortization of debt discount and issuance costs	17,747	14,074
Provision for doubtful accounts	14,911	23,085
Property transactions, net	10,550	—
Loss on disposal of discontinued operations	7,357	—
Income from unconsolidated affiliate	(19,336)	(17,785)
Distributions from unconsolidated affiliate	21,500	21,000
Deferred income taxes	10,056	51,535
Tax benefit from stock option exercises	447	17,307
Change in assets and liabilities:
Accounts receivable	(11,175)	(9,049)
Inventories	1,009	(2,708)
Income taxes receivable and payable	965	4,934
Prepaid expenses and other	11,199	(372)
Accounts payable and accrued liabilities	(7,559)	(12,099)
Other	(2,791)	(2,030)
Net cash provided by operating activities	371,440	472,661

Cash flows from investing activities
Purchases of property and equipment	(221,945)	(128,533)
Dispositions of property and equipment	1,162	5,359
Investments in unconsolidated affiliates	(6,350)	(36,814)
Change in construction payable	8,512	2,458
Other	(12,809)	(10,652)
Net cash used in investing activities	(231,430)	(168,182)

Cash flows from financing activities
Net repayments under bank credit facilities	(106,305)	(304,050)
Debt issuance costs	(1,719)	(811)
Issuance of common stock	1,245	42,168
Repurchase of common stock	(90,605)	(35,657)
Other	(10,826)	(1,900)
Net cash used in financing activities	(208,210)	(300,250)

Cash and cash equivalents
Net increase (decrease) for the period	(68,200)	4,229
Cash related to discontinued operations	(12,310)	—
Balance, beginning of period	211,234	208,971
Balance, end of period	$130,724	$213,200

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$151,871	$125,058
State and federal income taxes paid, net of refunds	39,632	30,009

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

MGM MIRAGE (the “Company”) is a Delaware corporation, incorporated on January 29, 1986. As of June 30, 2003, approximately 54% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian.  MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, operates and invests in hotel, casino and entertainment resorts.

The Company owns and operates the following hotel, casino and entertainment resorts on the Las Vegas Strip in Las Vegas, Nevada:  Bellagio, MGM Grand Hotel and Casino – Las Vegas, The Mirage, Treasure Island, New York-New York and the Boardwalk Hotel and Casino. The Company also owns a 50% interest in the joint venture that owns and operates the Monte Carlo Resort & Casino, located on the Las Vegas Strip.

The Company owns the following resorts in other areas of Nevada: Golden Nugget Las Vegas, in downtown Las Vegas; Golden Nugget Laughlin, in Laughlin, Nevada; and three resorts in Primm, Nevada at the California/Nevada state line — Whiskey Pete’s, Buffalo Bill’s and the Primm Valley Resort – as well as two championship golf courses located near the resorts.  The Company also owns Shadow Creek, an exclusive world-class golf course located approximately 10 miles north of its Las Vegas Strip resorts. See Note 2 for information regarding the anticipated sale of the Golden Nugget Las Vegas and Golden Nugget Laughlin resorts.

The Company, through its wholly owned subsidiary, MGM Grand Detroit, Inc., and its local partners formed MGM Grand Detroit, LLC, to develop a hotel, casino and entertainment complex in Detroit, Michigan.  MGM Grand Detroit, LLC operates a casino in an interim facility located in downtown Detroit. See Note 9 for discussion of the revised development agreement with the City of Detroit.

The Company also owns and operates Beau Rivage, a beachfront resort located in Biloxi, Mississippi, and MGM Grand Hotel and Casino in Darwin, Australia.

A limited liability company owned 50-50 with Boyd Gaming Corporation owns and operates Borgata, a hotel and casino resort on 27 acres at Renaissance Pointe in Atlantic City, New Jersey.  Borgata opened on July 3, 2003.  The Company owns approximately 95 developable acres adjacent to Borgata, of which 75 acres are available for future development and 20 acres are for common landscaping and roadways at Renaissance Pointe.

Until June 30, 2003, the Company operated PLAYMGMMIRAGE.com, the Company’s online gaming website based in the Isle of Man.  PLAYMGMMIRAGE.com became operational on September 26, 2002.  It initially was not actively marketed, and was in the start-up phase through January 31, 2003. The Company ceased operations of the website as of June 30, 2003.  See Note 2 for further information.

                In May 2003, the Company acquired a 25% interest in Metro Casinos Limited, a United Kingdom gaming company which is developing a new casino in Bristol.  The majority owner of Metro Casinos Limited is RJ Bown (Holdings) Limited, the owner of the Westcliff Casino, one of the largest United Kingdom provincial casinos.  The Company's involvement in the Bristol casino, which is expected to open by the end of 2003, will require the approval of gaming regulators in the United Kingdom.

As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2003, and the results of its operations for the three and six month periods ended June 30, 2003 and 2002.  The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation, which have no effect on previously reported net income.  “Property transactions, net” in the accompanying income statements includes write downs and impairments of long-lived assets, demolition costs, and gains and losses on the sale or other disposal of fixed assets.  Prior to 2003, the Company classified gains and losses on asset disposals as a non-operating item at some of its resorts.  Management believes that the preferable presentation of these items is as an element of operating income.  Prior period statements have not been reclassified, as such transactions were not material in the prior periods.

NOTE 2 — DISCONTINUED OPERATIONS

In June 2003, the Company entered into an agreement to sell its subsidiaries operating Golden Nugget Las Vegas and Golden Nugget Laughlin (the “Golden Nugget Subsidiaries”), including substantially all of the assets and liabilities of those resorts, for approximately $215 million, subject to certain working capital adjustments. This transaction is expected to be completed within six months, subject to customary sales conditions and regulatory approval.  Also in June 2003, the Company ceased operations of PLAYMGMMIRAGE.com, its online gaming website (“Online”).

The results of the Golden Nugget Subsidiaries and Online are classified as discontinued operations in the accompanying consolidated statements of income for all periods presented.  Included in the results of the discontinued operations is an allocation of interest expense based on the ratio of the net assets of the discontinued operations to the total consolidated net assets and debt of the Company.  Interest allocated to discontinued operations was $5 million and $4 million for the six months ended June 30, 2003 and 2002, respectively, and $2 million for each of the three month periods ended June 30, 2003 and 2002, respectively.  Also included in discontinued operations for the 2003 periods is a loss on disposal of Online of $7 million relating primarily to unrecoverable costs of computer hardware and software.  The estimated fair value less costs to sell the Golden Nugget Subsidiaries exceeds the carrying value, therefore no gain or loss has been recognized as of June 30, 2003.  Included in the tax benefit from discontinued operations for the second quarter of 2003 is $3 million of previously unrecognized tax benefits relating to prior period operating losses of Online, $1 million of which relates to losses incurred in the first quarter of 2003.

The following table summarizes the assets and liabilities of the discontinued operations as of June 30, 2003, included as assets and liabilities held for sale in the accompanying consolidated balance sheets:

June 30, 2003
(in thousands)
Cash	$12,310
Accounts receivable, net	5,109
Inventories	4,163
Prepaid expenses and other	4,916
Total current assets	26,498
Property and equipment, net	182,956
Other assets, net	10,192
Total assets	219,646

Accounts payable	2,836
Other current liabilities	20,868
Total current liabilities	23,704
Long-term debt	500
Total liabilities	24,204

Net assets	$195,442

NOTE 3 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months		Six Months
For the periods ended June 30,	2003	2002	2003	2002
	(In thousands)
Income from unconsolidated affiliate	$8,547	$9,148	$19,336	$18,373
Preopening and start-up expenses	(11,828)	(1,613)	(15,901)	(2,547)
Interest expense from unconsolidated affiliate	—	(311)	—	(588)
Other non-operating expenses	(72)	(501)	(224)	(203)
	$(3,353)	$6,723	$3,211	$15,035

NOTE 4 — LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2003	December 31, 2002
	(In thousands)
$ 2.0 Billion Revolving Credit Facility	$1,745,000	$1,800,000
$ 525 Million Revolving Credit Facility (previously $600 million)	—	—
$ 50 Million Revolving Line of Credit	42,500	50,000
Australian Bank Facility, due 2004	14,566	15,726
Other Note due to Bank	—	40,000
$ 300 Million 6.95% Senior Notes, due 2005, net	301,649	302,169
$ 200 Million 6.625% Senior Notes, due 2005, net	194,375	192,830
$ 250 Million 7.25% Senior Notes, due 2006, net	234,188	232,176
$ 710 Million 9.75% Senior Subordinated Notes, due 2007, net	705,086	704,459
$ 200 Million 6.75% Senior Notes, due 2007, net	181,428	179,603
$ 200 Million 6.75% Senior Notes, due 2008, net	179,454	177,698
$ 200 Million 6.875% Senior Notes, due 2008, net	198,655	198,509
$ 850 Million 8.50% Senior Notes, due 2010, net	846,369	846,116
$ 400 Million 8.375% Senior Subordinated Notes, due 2011	400,000	400,000
$ 100 Million 7.25% Senior Debentures, due 2017, net	80,881	80,567
Other Notes	218	881
	5,124,369	5,220,734
Less: Current portion	(8,025)	(6,956)
	$5,116,344	$5,213,778

Total interest incurred for the three month periods ended June 30, 2003 and 2002 was $87 million and $85 million, respectively, of which $6 million and $18 million, respectively, was capitalized.  Total interest incurred for the six month periods ended June 30, 2003 and 2002 was $177 million and $172 million, respectively, of which $12 million and $35 million, respectively, was capitalized.

On April 4, 2003, the Company entered into an amendment to its $600 million revolving credit facility whereby the maturity date was extended to April 2, 2004 and the lending commitment was reduced to $525 million.  Concurrently, the Company entered into an amendment for the $2.0 billion revolving credit facility to adjust certain covenants to match the covenants required in the $525 million revolving credit facility.  The effect of the amendment was to increase the maximum leverage ratio and decrease the minimum coverage ratio.  Under the amended facilities, the Company must maintain a maximum leverage ratio (average debt to EBITDA, as defined) of 5.5:1, decreasing periodically to 5.0:1 by December 2004.  The Company must also maintain a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.5:1, increasing to 2.75:1 by March 2004.  As of June 30, 2003, the Company’s leverage and interest coverage ratios were 4.6 and 3.4, respectively.

In 2001 and 2002, the Company entered into several interest rate swap agreements, designated as fair value hedges, which effectively converted a portion of the Company’s fixed rate debt to floating rate debt.  By the second quarter of 2002, the Company had terminated all such interest rate swap agreements.  Net payments totaling $11 million were received during 2001 and 2002 upon the termination of interest rate swap agreements.  These amounts have been added to the carrying value of the related debt obligations and are being amortized and recorded as a reduction of interest expense over the remaining life of that debt.

NOTE 5 — STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2003, the Company repurchased 3.4 million shares of its common stock for $91 million.  The Company repurchased 1.3 million shares under the Company’s previous 10 million share repurchase program, which completed that program. In February 2003, the Board of Directors authorized a new 10 million share repurchase program (the “2003 program”).  The Company repurchased 2.1 million shares under the 2003 program through June 30, 2003, leaving 7.9 million shares available for repurchase.

NOTE 6 — INCOME PER SHARE OF COMMON STOCK

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2003	2002	2003	2002
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	150,721	159,366	151,412	158,692
Potential dilution from stock options and restricted stock	2,331	2,327	1,829	2,202
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	153,052	161,693	153,241	160,894

NOTE 7 — COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2003	2002	2003	2002
	(In thousands)
Net income	$53,750	$101,875	$104,753	$183,831
Currency translation adjustment, net of tax	2,644	755	5,160	2,459
Derivative income (loss) from unconsolidated affiliate, net of tax	45	(2,027)	(26)	(2,014)
Comprehensive income	$56,439	$100,603	$109,887	$184,276

NOTE 8 — STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

A summary of the status of the Company’s stock option plans is presented below:

Six months ended June 30, 2003	Shares (000’s)	Weighted Average Exercise Price
Outstanding at beginning of period	14,323	$27.18
Granted	8,318	25.70
Exercised	(79)	15.87
Terminated	(183)	31.93
Outstanding at end of period	22,379	26.60
Exercisable at end of period	9,658	25.48

As of June 30, 2003, the aggregate number of shares subject to options available for grant under the Company’s stock option plans was 2.3 million.

The Company accounts for stock-based compensation, including employee stock option plans, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and the Financial Accounting Standards Board’s Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”.  Had the Company accounted for these plans under the fair value method allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), the Company’s net income and earnings per share would have been reduced to recognize the fair value of employee stock options.  The following are required disclosures under SFAS 123 and SFAS 148:

	Three Months		Six Months
For the periods ended June 30,	2003	2002	2003	2002
	(In thousands, except per share amounts)
Net income
As reported	$53,750	$101,875	$104,753	$183,831
Stock-based compensation under SFAS 123	(10,224)	(28,206)	(20,625)	(30,969)
Pro forma	$43,526	$73,669	84,128	$152,862
Basic earnings per share
As reported	$0.36	$0.64	$0.69	$1.16
Stock-based compensation under SFAS 123	(0.07)	(0.18)	(0.13)	(0.20)
Pro forma	$0.29	$0.46	$0.56	$0.96
Diluted earnings per share
As reported	$0.35	$0.63	$0.68	$1.14
Stock-based compensation under SFAS 123	(0.07)	(0.17)	(0.13)	(0.19)
Pro forma	$0.28	$0.46	$0.55	$0.95

The stock-based compensation included in the table above represents the after-tax amount of pro forma compensation related to stock option plans.  Reported net income includes $1 million and $3 million, net of tax, of amortization of restricted stock compensation for the three and six months ended June 30, 2003, respectively.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Detroit Development Agreement.  MGM Grand Detroit, LLC has operated an interim casino facility in downtown Detroit since 1999, and is planning a permanent casino facility under a revised development agreement with the City of Detroit entered into on August 2, 2002.

The Company has recorded an intangible asset (development rights, deemed to have an indefinite life) of approximately $115 million in connection with its payment obligations under the revised development agreement.  Payments of $29 million were made through June 30, 2003, assets of $3 million will be transferred to the City, and the remaining obligations have been classified as either accrued liabilities ($33 million) or other long-term liabilities ($50 million), depending on the payment date.  The long-term liabilities represent the Company’s obligation for repayment of $50 million of bonds issued by the Economic Development Corporation of the City of Detroit.  In addition to the above payments, the Company will pay the City 1% of gaming revenues (2% if annual revenues exceed $400 million) beginning January 1, 2006.

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

The ability to construct the permanent casino facility is currently subject to resolution of certain litigation.  In January 2002, the 6th Circuit Court of Appeals ruled that the ordinance governing the casino developer selection process in Detroit violated the First Amendment to the United States Constitution, because of preference given to certain bidders.  The Company’s operating subsidiary did not receive preference in the selection process.  The 6th Circuit Court remanded the case to the Federal District Court, which rejected the plaintiff’s request for a re-bidding process and determined that the only suitable remedy to the plaintiff was declaring the ordinance unconstitutional.  The plaintiff has appealed, and the 6th Circuit Court of Appeals has issued an injunction, pending appeal, prohibiting the City and the developers from commencing construction pending further action of the 6th Circuit Court of Appeals.

Borgata.  The Company contributed 27 acres of land for its ownership interest in Borgata.  Boyd Gaming Corporation contributed $90 million of cash.  Borgata obtained a $630 million secured bank credit facility, which is non-recourse to the Company.  Each party is required to contribute an additional $136 million in cash to the venture to fund the project.  As of June 30, 2003, each party had made $98 million of such contributions.

Cash Transaction Reporting Violations.  In February 2003, Company management became aware of and self-reported certain violations regarding the reporting of certain cash transactions.  In May 2003, the Company paid $5 million to the Nevada gaming authorities to settle the issue.

NOTE 10 — PROPERTY TRANSACTIONS, NET

Net property transactions consists of the following:

	Three Months		Six Months
For the periods ended June 30,	2003	2002	2003	2002
	(In thousands)
Write downs and impairments	$992	$—	$5,888	$—
Net losses on sale or disposal of fixed assets	1,728	—	2,056	—
Demolition costs	1,014	—	2,606	—
	$3,734	$—	$10,550	$—

Approximately $3 million of the write downs and impairments and substantially all of the demolition costs relate to assets disposed of in connection with the January 2003 closure of the EFX! Theatre and preparation for the new Cirque du Soleil show at MGM Grand Las Vegas.  Substantially all of the remaining write downs and impairments relate to other assets disposed of in connection with remodeling or expansion projects at MGM Grand Las Vegas.  The impairment amounts represent the remaining net book value of assets disposed.

NOTE 11 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION

The Company’s subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the $2.0 billion and $525 million revolving credit facilities, the senior notes and debentures and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of June 30, 2003 and December 31, 2002 and for the three and six month periods ended June 30, 2003 and 2002 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$60,879	$556,195	$48,127	$—	$665,201
Property and equipment, net	9,815	8,421,596	160,394	(11,972)	8,579,833
Investment in subsidiaries	7,713,311	120,958	—	(7,834,269)	—
Investment in unconsolidated affiliates	127,902	924,822	—	(342,165)	710,559
Other non-current assets	31,376	273,149	151,053	—	455,578
	$7,943,283	$10,296,720	$359,574	$(8,188,406)	$10,411,171

Current liabilities	$(728,762)	$1,395,558	$81,821	$—	$748,617
Deferred income taxes	1,743,748	—	3,312	—	1,747,060
Long-term debt	4,239,259	870,525	6,560	—	5,116,344
Other non-current liabilities	—	58,750	51,362	—	110,112
Stockholders’ equity	2,689,038	7,971,887	216,519	(8,188,406)	2,689,038
	$7,943,283	$10,296,720	$359,574	$(8,188,406)	$10,411,171

	As of December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$92,459	$442,231	$55,139	$—	$589,829
Property and equipment, net	10,375	8,597,957	166,085	(11,972)	8,762,445
Investment in subsidiaries	7,490,107	122,897	—	(7,613,004)	—
Investment in unconsolidated affiliates	127,902	925,065	—	(342,165)	710,802
Other non-current assets	39,037	261,768	141,104	—	441,909
	$7,759,880	$10,349,918	$362,328	$(7,967,141)	$10,504,985

Current liabilities	$(1,015,734)	$1,696,668	$69,134	$—	$750,068
Deferred income taxes	1,769,017	—	414	—	1,769,431
Long-term debt	4,341,253	863,579	8,946	—	5,213,778
Other non-current liabilities	1,200	50,074	56,290	—	107,564
Stockholders’ equity	2,664,144	7,739,597	227,544	(7,967,141)	2,664,144
	$7,759,880	$10,349,918	$362,328	$(7,967,141)	$10,504,985

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$871,638	$113,706	$—	$985,344
Equity in subsidiaries’ earnings	144,292	24,815	—	(169,107)	—
Expenses:
Casino and hotel operations	350	473,016	55,011	—	528,377
Provision for doubtful accounts	—	6,693	91	—	6,784
General and administrative	—	133,582	14,487	—	148,069
Corporate expense	1,644	13,378	—	—	15,022
Preopening and start-up expenses	48	14,548	300	—	14,896
Restructuring costs	126	422	—	—	548
Property transactions, net	1,481	1,314	939	—	3,734
Depreciation and amortization	279	92,222	9,403	—	101,904
	3,928	735,175	80,231	—	819,334
Income from unconsolidated affiliate	—	8,547	—	—	8,547
Operating income	140,364	169,825	33,475	(169,107)	174,557
Interest expense, net	(68,460)	(10,957)	(765)	—	(80,182)
Other, net	6,257	(7,852)	(4,099)	—	(5,694)
Income from continuing operations before income taxes	78,161	151,016	28,611	(169,107)	88,681
Provision for income taxes	(24,411)	(6,421)	(1,997)	—	(32,829)
Income from continuing operations	53,750	144,595	26,614	(169,107)	55,852
Discontinued operations, net	—	(2,102)	—	—	(2,102)
Net income	$53,750	$142,493	$26,614	$(169,107)	$53,750

	For the Three Months Ended June 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$852,397	$118,527	$—	$970,924
Equity in subsidiaries’ earnings	208,368	34,632	—	(243,000)	—
Expenses:
Casino and hotel operations	—	454,722	50,899	—	505,621
Provision for doubtful accounts	—	10,661	218	—	10,879
General and administrative	—	125,613	10,896	—	136,509
Corporate expense	(511)	11,441	—	—	10,930
Preopening and start-up expenses	—	3,599	—	—	3,599
Restructuring costs (credit)	—	(10,421)	—	—	(10,421)
Depreciation and amortization	274	89,395	4,779	—	94,448
	(237)	685,010	66,792	—	751,565
Income from unconsolidated affiliate	—	9,148	—	—	9,148
Operating income	208,605	211,167	51,735	(243,000)	228,507
Interest expense, net	(58,887)	(3,258)	(3,883)	—	(66,028)
Other, net	500	(3,206)	—	—	(2,706)
Income from continuing operations before income taxes	150,218	204,703	47,852	(243,000)	159,773
Provision for income taxes	(48,343)	(10,606)	(444)	—	(59,393)
Income from continuing operations	101,875	194,097	47,408	(243,000)	100,380
Discontinued operations, net	—	1,495	—	—	1,495
Net income	$101,875	$195,592	$47,408	$(243,000)	$101,875

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Six Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,728,744	$216,844	$—	$1,945,588
Equity in subsidiaries’ earnings	286,987	47,811	—	(334,798)	—
Expenses:
Casino and hotel operations	594	954,799	105,914	—	1,061,307
Provision for doubtful accounts	—	14,705	(285)	—	14,420
General and administrative	—	260,624	27,237	—	287,861
Corporate expense	2,890	25,878	—	—	28,768
Preopening and start-up expenses	147	20,996	300	—	21,443
Restructuring costs	406	747	—	—	1,153
Property transactions, net	1,670	7,785	1,095	—	10,550
Depreciation and amortization	559	183,911	18,984	—	203,454
	6,266	1,469,445	153,245	—	1,628,956
Income from unconsolidated affiliate	—	19,336	—	—	19,336
Operating income	280,721	326,446	63,599	(334,798)	335,968
Interest expense, net	(136,109)	(24,446)	(1,484)	—	(162,039)
Other, net	15,824	(13,035)	(7,890)	—	(5,101)
Income from continuing operations before income taxes	160,436	288,965	54,225	(334,798)	168,828
Provision for income taxes	(55,683)	(4,279)	(3,466)	—	(63,428)
Income from continuing operations	104,753	284,686	50,759	(334,798)	105,400
Discontinued operations, net	—	(647)	—	—	(647)
Net income	$104,753	$284,039	$50,759	$(334,798)	$104,753

	For the Six Months Ended June 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,690,765	$230,164	$—	$1,920,929
Equity in subsidiaries’ earnings	392,242	68,820	—	(461,062)	—
Expenses:
Casino and hotel operations	—	901,939	100,923	—	1,002,862
Provision for doubtful accounts	—	22,716	(38)	—	22,678
General and administrative	—	250,125	22,982	—	273,107
Corporate expense	(94)	21,659	—	—	21,565
Preopening and start-up expenses	—	4,738	—	—	4,738
Restructuring costs (credit)	—	(10,421)	—	—	(10,421)
Depreciation and amortization	2,119	180,623	11,410	—	194,152
	2,025	1,371,379	135,277	—	1,508,681
Income from unconsolidated affiliate	—	18,373	—	—	18,373
Operating income	390,217	406,579	94,887	(461,062)	430,621
Interest expense, net	(119,745)	(7,670)	(8,137)	—	(135,552)
Other, net	—	(5,190)	—	—	(5,190)
Income from continuing operations before income taxes	270,472	393,719	86,750	(461,062)	289,879
Provision for income taxes	(86,641)	(19,755)	(3,106)	—	(109,502)
Income from continuing operations	183,831	373,964	83,644	(461,062)	180,377
Discontinued operations, net	—	3,454	—	—	3,454
Net income	$183,831	$377,418	$83,644	$(461,062)	$183,831

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Six Months Ended June 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(153,794)	$448,136	$77,317	$(219)	$371,440
Net cash provided by (used in) investing activities	(4,750)	(212,217)	(12,523)	(1,940)	(231,430)
Net cash provided by (used in) financing activities	161,275	(304,039)	(67,605)	2,159	(208,210)

	For the Six Months Ended June 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(120,805)	$494,524	$98,932	$10	$472,661
Net cash provided by (used in) investing activities	(3,632)	(154,899)	(9,696)	45	(168,182)
Net cash provided by (used in) financing activities	107,303	(361,793)	(45,705)	(55)	(300,250)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

Our operations consist of wholly-owned casino resorts in Las Vegas and other locations in southern Nevada; Detroit, Michigan; Biloxi, Mississippi; and Darwin, Australia, as well as 50% investments in an operating resort on the Las Vegas Strip and Borgata, which opened on July 3, 2003 in Atlantic City, New Jersey.  While our resorts cater to various market segments, our general strategy is to offer a premium resort experience with high-quality gaming and non-gaming amenities.  We generate slightly over half of our net revenues from gaming activities.

Our operating results are highly dependent on the volume of customers at our resorts, which in turn impacts the price we can charge for our hotel rooms and other amenities.  Key gaming volume indicators are table games drop and slot handle.  Our revenues can also be affected by the percentage of gaming volume we retain, indicated by “win” or “hold” percentage, which is not fully controllable by us.  Our table games hold percentage is typically in the range of 18% to 22%.  In our hotel operations, key measures are occupancy rates (volume indicator), average daily rate (“ADR”, price indicator) and revenue per available room (“REVPAR,” a combined measure).

Our revenues can be affected by economic and other factors.  Domestic leisure travel is dependent on the national economy and the level of consumers’ disposable income.  Our high-end customers are largely foreign, primarily from the Far East, and our revenues from these customers can be affected by economic conditions in their regions and the global economy as a whole.

In June 2003, we entered into an agreement to sell our subsidiaries operating the Golden Nugget Las Vegas and Golden Nugget Laughlin (the “Golden Nugget Subsidiaries”), including substantially all of the assets and liabilities of those resorts.  We expect this transaction to be completed within six months, subject to customary sales conditions and regulatory approval.  Also in June 2003, we ceased operations of PLAYMGMMIRAGE.com, our online gaming website (“Online”).  The results of the Golden Nugget Subsidiaries and Online are classified as discontinued operations for all periods presented.  Unless otherwise noted, all amounts and comparisons in “Results of Operations” exclude the results of discontinued operations.

Quarter versus Quarter

Net revenues were $985 million for the quarter ended June 30, 2003, an increase of 1% from net revenues of $971 million for the same period in 2002.  Excluding one-time revenue of $11 million associated with the buyout of our management agreement in South Africa in 2002, net revenues increased 3%.  Current year results benefited from increased volume of hotel customers and corresponding increases in other revenues, along with strong gaming volumes.

Casino revenues increased by 4% in the 2003 quarter, to $518 million from $498 million in 2002.  Table games volume, including baccarat, was up 3% from the 2002 quarter.  Table games hold percentages were within a normal range for both periods, but the hold percentage was slightly higher in this year’s quarter.  Slot revenue in the quarter was up 3% from 2002.  Bellagio’s slot revenues increased 3% in the quarter, on top of last year’s 17% increase over 2001. New York-New York and The Mirage also posted solid increases in slot revenues of 10% and 9%, respectively, over last year. MGM Grand Detroit slot revenues were up 7% compared to last year, and Beau Rivage slot revenues were up 6%, as these markets’ revenue trends improved during the quarter.

Room revenues were $213 million in the second quarter of 2003, flat compared to the second quarter of 2002, despite significant global events which negatively impacted results in the first two months of the 2003 quarter. Hotel occupancy was 92% in the second quarter of 2003, up slightly over 91% in 2002, while the ADR was $121, down from $122 in 2002.  As a result, REVPAR was flat.

Food and beverage, entertainment, retail and other revenues were $352 million in the 2003 quarter, compared to $358 million in 2002, down 2%.  Excluding prior year South Africa revenue, these revenues increased 2%.  These results are in line with the increase in hotel volumes.

For the quarter, operating income of $175 million was down 24% from $229 million in the year-ago period.  The decrease was primarily the result of increased labor costs in the quarter, along with increased property taxes.  We have been operating under a new union contract since June 1, 2002, which has increased labor rates for a significant number of our employees.  The contract calls for year-over-year wage rate increases over the five-year term of the contract.  In addition, we paid $5 million in the 2003 quarter to Nevada gaming regulators to settle currency transaction reporting violations at The Mirage.

We also incurred higher preopening expenses and net property transactions.  Preopening and start-up expenses of $15 million included $12 million related to our share of the preopening expenses incurred by Borgata and $2 million related to the upcoming Cirque du Soleil show and recently opened Irish Pub at New York-New York.   Net property transactions of $4 million included asset write-downs and demolition costs associated with preparations for a new Italian restaurant and new Cirque du Soleil show at MGM Grand Las Vegas.  Prior year results include a restructuring credit of $10 million, while restructuring costs in the 2003 quarter were under $1 million.

Income from continuing operations decreased by 44% in the 2003 quarter, due primarily to the decrease in operating income and higher net interest expense.  Net interest expense increased due to prior year savings from interest rate swaps and the October 2002 suspension of development at our wholly-owned Atlantic City project, resulting in lower capitalized interest.

Loss from discontinued operations of $2 million included a loss on disposal of Online of $7 million, related primarily to unrecoverable costs of computer hardware and software.  Included in the tax benefit from discontinued operations is $3 million of previously unrecognized tax benefits relating to prior period operating losses of Online.  The fair value less costs to sell of the Golden Nugget Subsidiaries exceeds the carrying value, therefore no gain or loss has been recognized as of June 30, 2003.  We expect to record a modest gain when the transaction is completed.

Six Months versus Six Months

Net revenues were $1.95 billion, up 1% from 2002.  Excluding prior year revenue of $11 million from the South Africa management agreement buyout, the increase was 2%.  The increase is primarily the result of strong hotel and food and beverage revenues in the first quarter and increased gaming revenues in the second quarter.

Casino revenues were down 1% to $1.02 billion, with first quarter decreases offset by increased revenues in the second quarter.  Table games volume, including baccarat, was up 1%, while the hold percentage was slightly lower in the current year-to-date period, though within a normal range for both years.  Slot revenues were up 3%, with Bellagio, The Mirage and New York-New York performing well for the full six months, and Detroit and Beau Rivage experiencing revenue increases in the second quarter.

Room revenues were up 5%, mostly due to first quarter strength in the convention segment.  Occupancy was 91% in the 2003 six months compared to 90% in 2002, while the ADR was $123, up 3%, leading to REVPAR of $112 in 2003 versus $108 in 2002.

The room results also led to increases in other non-gaming revenues, particularly in the first quarter.  Food and beverage revenues were up 6% in the six months ended June 30, 2003, due to higher room occupancy and the increased mix of convention business in the first quarter.

Year to date operating income was $336 million in 2003, down 22% from $431 million in 2002. Higher labor and other costs discussed earlier affected this comparison, along with the $5 million settlement, prior year restructuring credit, and higher preopening costs, all discussed earlier.

Year to date income from continuing operations decreased 42%, to $105 million from $180 million, due to the decrease in operating income and higher net interest expense.  Interest expense was higher because of the factors discussed in the quarterly comparison.

Liquidity and Capital Resources

All amounts and comparisons in “Liquidity and Capital Resources” include the activity of discontinued operations, except for the balance of cash and cash equivalents.  As of June 30, 2003, we held cash and equivalents of $131 million, excluding cash held by discontinued operations, compared to $211 million at December 31, 2002. Cash provided by operating activities was $371 million in the 2003 six months, compared to $473 million in the 2002 period.  The decrease was the result of the decrease in operating income along with a larger prior year tax benefit from stock option exercises and higher utilization of tax credits in 2002.

Cash used in investing activities was $231 million in 2003 compared to $168 million in 2002.  Capital expenditures were higher in 2003 - $222 million versus $129 million – and included continued implementation of new slot technology, the Bellagio expansion and standard room remodel, and construction of the new theatres for Cirque du Soleil at New York-New York and MGM Grand Las Vegas. We contributed $37 million to Borgata last year in the first six months, while the current year’s contributions were only $6 million.  We anticipate making our final capital contributions to Borgata, of up to $38 million, in the third quarter of 2003.  Borgata opened on July 3, 2003.

Cash used in financing activities was $208 million in 2003 compared to $300 million in 2002.  In the 2003 period, we reduced debt by $106 million, and repurchased 3.4 million shares of our common stock at a total cost of $91 million.  We completed a pre-existing 10 million share repurchase authorization in the first quarter of 2003, and, in February 2003, received Board of Director approval to repurchase an additional 10 million shares.  At June 30, 2003, we were authorized to repurchase 7.9 million shares under this program.

In early April 2003, we extended the maturity of our 364-day revolving credit facility to April 2, 2004 and reduced the total commitment of the facility to $525 million from $600 million. We had approximately $711 million of available borrowings under our senior credit facilities as of June 30, 2003.

We expect to finance operations, capital expenditures and existing debt obligations through cash flow from operations, cash on hand, bank credit facilities and, depending on market conditions, public offerings of securities under our shelf registration statement.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  Our primary exposure to market risk is interest rate risk associated with our long-term debt.  We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate borrowings and short-term borrowings under our bank credit facilities and commercial paper program.  As of June 30, 2003, long-term fixed rate borrowings represented approximately 65% of our total borrowings.  Assuming a 100 basis-point change in LIBOR, our annual interest cost would change by approximately $18 million.

Safe Harbor Provision

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  Certain information included in this report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations) and competition.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, those relating to competition, development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or international economic conditions (including sensitivity to fluctuations in foreign currencies), pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We incorporate by reference the information appearing under “Market Risk” in Part I, Item 2 of this Form 10-Q.

Item 4.   Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2003.  This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

There have been no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

Part II.   OTHER INFORMATION

Item 1.  Legal Proceedings

For information on material legal proceedings to which the Company and its subsidiaries are a party, see the Company’s Annual report on Form 10-K for the year ended December 31, 2002.

In February 2003, Company management became aware of and self-reported certain violations regarding the reporting of certain cash transactions.  In May 2003, the Company paid $5 million to the Nevada gaming authorities to settle the issue.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)                                  The Company’s 2003 Annual Meeting of Stockholders was held on May 13, 2003.

(c)                                  At the Annual Meeting, the following individuals were elected to serve one-year terms as members of the Board of Directors:

Name	Shares Voted For	Shares Withheld
James D. Aljian	113,959,903	26,304,117
Robert H. Baldwin	120,189,236	20,074,784
Fred Benninger	114,080,151	26,183,869
Terry Christensen	119,911,519	20,352,501
Willie D. Davis	125,269,903	14,994,117
Alexander M. Haig, Jr.	119,907,126	20,356,894
Alexis Herman	125,424,487	14,839,533
Roland Hernandez	125,292,535	14,971,485
Gary N. Jacobs	120,480,040	19,783,980
Kirk Kerkorian	120,201,613	20,062,407
J. Terrence Lanni	120,196,162	20,067,858
George J. Mason	120,426,995	19,837,025
James J. Murren	120,305,537	19,958,483
Ronald M. Popeil	125,728,968	14,535,052
John T. Redmond	120,197,845	20,066,175
Daniel M. Wade	120,305,377	19,958,643
Melvin B. Wolzinger	125,726,447	14,537,573
Alex Yemenidjian	120,290,437	19,973,583

Additionally, a proposal ratifying the selection of Deloitte & Touche to serve as the Company’s independent auditors for the year ending December 31, 2003 was ratified, by a vote of 139,292,315 shares in favor, 903,835 shares opposed and 67,871 shares abstaining.

Additionally, a proposal to amend the Company’s Certificate of Incorporation to meet the requirements of the New Jersey Casino Control Act was ratified, by a vote of 139,971,922 shares in favor, 226,819 shares opposed and 65,279 shares abstaining.

Additionally, an amendment to the Company’s 1997 Non-Qualified Stock Option Plan to increase the number of shares of common stock subject to such plan by 8,000,000 was ratified, by a vote of 92,920,456 shares in favor, 37,871,026 shares opposed, and 52,238 shares abstaining.

Additionally, an amendment to the Amended Annual Performance – Based Incentive Plan for Executive Officers was ratified, by a vote of 135,956,844 shares in favor, 4,274,204 shares opposed and 32,972 shares abstaining.

Item 6.    Exhibits and Reports on Form 8-K

(a)               Exhibits

3.1           Certificate of Amendment to Certificate of Incorporation of MGM MIRAGE, dated June 3, 2003, related to compliance with provisions of the New Jersey Casino Control Act relating to holders of MGM MIRAGE securities.

10.1         Stock Purchase Agreement, by and among MGM MIRAGE, Mirage Resorts, Incorporated, GNLV, CORP., GNL, CORP., Golden Nugget Experience, LLC and Poster Financial Group, Inc., dated as of June 24, 2003.

31.1         Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2         Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1         Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2         Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)              Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 2003:

Current Report on Form 8-K, filed by the Company on April 16, 2003, in which events under Item 7, Financial Statements and Exhibits, and Item 9, Regulation FD Disclosure, were reported, for the purpose of furnishing our earnings press release for the quarter ended March 31, 2003.

Current Report on Form 8-K, filed by the Company on June 4, 2003, in which events under Item 5, Other Events and Regulation FD Disclosure, and Item 7, Financial Statements and Exhibits, were reported, for the purpose of filing our press release announcing the discontinuance of online gaming operations.

Current Report on Form 8-K, filed by the Company on June 26, 2003, in which events under Item 5, Other Events and Regulation FD Disclosure, and Item 7, Financial Statements and Exhibits, were reported, for the purpose of filing our press release announcing the agreement to sell our subsidiaries doing business as Golden Nugget Las Vegas and Golden Nugget Laughlin.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE

Date: August 12, 2003	By:	/s/ J. TERRENCE LANNI
J. Terrence Lanni
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2003		/s/ JAMES J. MURREN
James J. Murren
President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)