Form 10-Q
period 2003-09-30
MGM MIRAGE
filed 2003-11-12
CIK 789570

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):   ☒  Yes  ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2003
Common Stock, $.01 par value	144,939,388 shares

MGM MIRAGE AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I.              FINANCIAL INFORMATION

Item 1.           Financial Statements

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2003	December 31, 2002

ASSETS

Current assets
Cash and cash equivalents	$153,806	$211,234
Accounts receivable, net	141,295	139,935
Inventories	64,407	68,001
Deferred income taxes	57,943	84,348
Prepaid expenses and other	88,172	86,311
Assets held for sale	236,282	—
Total current assets	741,905	589,829

Property and equipment, net	8,592,190	8,762,445

Other assets
Investments in unconsolidated affiliates	733,129	710,802
Goodwill and other intangible assets, net	264,699	256,108
Deposits and other assets, net	219,727	185,801
Total other assets	1,217,555	1,152,711
	$10,551,650	$10,504,985

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$100,072	$69,959
Income taxes payable	26,559	637
Current portion of long-term debt	8,151	6,956
Accrued interest on long-term debt	57,030	80,310
Other accrued liabilities	588,074	592,206
Liabilities related to assets held for sale	23,427	—
Total current liabilities	803,313	750,068

Deferred income taxes	1,757,696	1,769,431
Long-term debt	5,246,878	5,213,778
Other long-term obligations	115,166	107,564

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value: authorized 300,000,000 shares; issued 167,548,680 and 166,393,025 shares; outstanding 148,340,680 and 154,574,225 shares	1,676	1,664
Capital in excess of par value	2,153,276	2,125,626
Deferred compensation	(21,144)	(27,034)
Treasury stock, at cost (19,208,000 and 11,818,800 shares)	(546,827)	(317,432)
Retained earnings	1,042,168	890,206
Accumulated other comprehensive loss	(552)	(8,886)
Total stockholders’ equity	2,628,597	2,664,144
	$10,551,650	$10,504,985

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues
Casino	$524,097	$519,442	$1,545,607	$1,546,726
Rooms	207,033	194,131	634,041	602,392
Food and beverage	192,514	173,962	573,341	532,889
Entertainment, retail and other	172,706	160,821	492,092	485,281
	1,096,350	1,048,356	3,245,081	3,167,288
Less: Promotional allowances	(106,705)	(99,436)	(309,848)	(297,439)
	989,645	948,920	2,935,233	2,869,849
Expenses
Casino	267,227	253,226	787,549	764,592
Rooms	60,090	52,560	177,476	156,244
Food and beverage	112,691	99,698	326,564	289,023
Entertainment, retail and other	114,345	104,034	324,071	302,521
Provision for doubtful accounts	3,847	(2,411)	18,267	20,267
General and administrative	155,037	145,481	442,898	418,588
Corporate expense	15,456	10,620	44,224	32,185
Preopening and start-up expenses	7,316	3,988	28,759	8,726
Restructuring costs (credit)	4,034	—	5,187	(10,421)
Property transactions, net	2,599	12,578	13,149	12,578
Depreciation and amortization	102,341	92,755	305,795	286,907
	844,983	772,529	2,473,939	2,281,210

Income from unconsolidated affiliates	18,018	6,720	37,354	25,093

Operating income	162,680	183,111	498,648	613,732

Non-operating income (expense)
Interest income	847	1,037	3,383	3,417
Interest expense, net	(86,079)	(69,173)	(250,738)	(206,561)
Non-operating items from unconsolidated affiliates	(3,998)	(420)	(4,222)	(1,211)
Other, net	(5,670)	(2,567)	(10,463)	(7,510)
	(94,900)	(71,123)	(262,040)	(211,865)

Income from continuing operations before income taxes	67,780	111,988	236,608	401,867
Provision for income taxes	(24,093)	(39,051)	(87,521)	(148,553)

Income from continuing operations	43,687	72,937	149,087	253,314

Discontinued operations
Income (loss) from discontinued operations, including loss on disposal of $7,357 (nine months 2003)	5,353	(4,281)	427	1,864
Benefit (provision) for income taxes	(1,831)	904	2,448	(1,787)
	3,522	(3,377)	2,875	77

Net income	$47,209	$69,560	$151,962	$253,391

Basic earnings per share of common stock
Income from continuing operations	$0.29	$0.46	$0.99	$1.60
Discontinued operations	0.03	(0.02)	0.02	—
Net income per share	$0.32	$0.44	$1.01	$1.60

Diluted earnings per share of common stock
Income from continuing operations	$0.29	$0.45	$0.97	$1.58
Discontinued operations	0.02	(0.02)	0.02	—
Net income per share	$0.31	$0.43	$0.99	$1.58

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net income	$151,962	$253,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	314,147	296,967
Amortization of debt discount and issuance costs	27,005	21,086
Provision for doubtful accounts	18,870	20,736
Property transactions, net	13,149	12,578
Loss on early extinguishment of debt	3,244	504
Loss on disposal of discontinued operations	7,357	—
Income from unconsolidated affiliates	(33,132)	(23,882)
Distributions from unconsolidated affiliates	32,000	30,000
Deferred income taxes	12,802	74,963
Tax benefit from stock option exercises	6,857	17,899
Change in assets and liabilities:
Accounts receivable	(21,057)	8,677
Inventories	(1,252)	(6,286)
Income taxes receivable and payable	25,921	6,521
Prepaid expenses and other	(7,825)	(14,298)
Accounts payable and accrued liabilities	(12,232)	(41,775)
Other	(3,526)	(3,986)
Net cash provided by operating activities	534,290	653,095

Cash flows from investing activities
Purchases of property and equipment	(357,798)	(204,464)
Dispositions of property and equipment	1,804	11,181
Investments in unconsolidated affiliates	(24,350)	(80,314)
Change in construction payable	30,663	3,292
Other	(28,694)	(14,222)
Net cash used in investing activities	(378,375)	(284,527)

Cash flows from financing activities
Net repayments under bank credit facilities	(560,838)	(410,431)
Issuance of long-term debt	600,000	—
Repurchase of senior notes	(28,011)	—
Debt issuance costs	(5,985)	(848)
Issuance of common stock	20,545	45,496
Repurchase of common stock	(210,595)	(69,809)
Other	(17,840)	(2,748)
Net cash used in financing activities	(202,724)	(438,340)

Cash and cash equivalents
Net decrease for the period	(46,809)	(69,772)
Cash related to discontinued operations	(10,619)	—
Balance, beginning of period	211,234	208,971
Balance, end of period	$153,806	$139,199

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$254,733	$214,689
State and federal income taxes paid, net of refunds	45,969	37,547

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

MGM MIRAGE (the “Company”) is a Delaware corporation, incorporated on January 29, 1986. As of September 30, 2003, approximately 55% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian.  MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, operates and invests in casino resorts, which typically include hotels, restaurants and other resort amenities, along with gaming facilities.

The Company owns and operates the following casino resorts on the Las Vegas Strip in Las Vegas, Nevada:  Bellagio, MGM Grand – Las Vegas, The Mirage, Treasure Island, New York-New York and the Boardwalk Hotel and Casino. The Company also owns a 50% interest in the joint venture that owns and operates the Monte Carlo Resort & Casino, located on the Las Vegas Strip.

The Company owns the following casino resorts in other areas of Nevada: Golden Nugget Las Vegas, in downtown Las Vegas; Golden Nugget Laughlin, in Laughlin, Nevada; and three resorts in Primm, Nevada at the California/Nevada state line – Whiskey Pete’s, Buffalo Bill’s and the Primm Valley Resort – as well as two championship golf courses located near the resorts.  The Company also owns Shadow Creek, an exclusive world-class golf course located approximately 10 miles north of its Las Vegas Strip resorts.  In addition, the Company owns and operates Beau Rivage, a beachfront resort located in Biloxi, Mississippi, and MGM Grand Hotel and Casino in Darwin, Australia.  See Note 2 for information regarding the anticipated sale of the Golden Nugget Las Vegas and Golden Nugget Laughlin resorts.

The Company, through its wholly owned subsidiary, MGM Grand Detroit, Inc., and its local partners formed MGM Grand Detroit, LLC, to develop a hotel, casino and entertainment complex in Detroit, Michigan.  MGM Grand Detroit, LLC operates a casino in an interim facility located in downtown Detroit. See Note 9 for discussion of the revised development agreement with the City of Detroit.

A limited liability company owned 50-50 with Boyd Gaming Corporation owns and operates Borgata, a casino resort at Renaissance Pointe in Atlantic City, New Jersey.  Borgata opened on July 3, 2003.  The Company owns approximately 95 developable acres adjacent to Borgata, of which 75 acres are available for future development and 20 acres are for common landscaping and roadways at Renaissance Pointe.

Until June 30, 2003, the Company operated PLAYMGMMIRAGE.com, the Company’s online gaming website based in the Isle of Man.  PLAYMGMMIRAGE.com became operational on September 26, 2002.  It initially was not actively marketed, and was in the start-up phase through January 31, 2003. The Company ceased operations of the website as of June 30, 2003.  See Note 2 for further information.

The Company is actively seeking future development opportunities in the United Kingdom.  In May 2003, the Company acquired a 25% interest in Metro Casinos Limited, a United Kingdom gaming company which is developing a new casino in Bristol.  In November 2003, the Company received regulatory approval for this investment.  In October 2003, the Company entered into an agreement with Earls Court and Olympia Group, which operates large convention facilities in London, to form a jointly owned company.  Subject to certain regulatory changes occurring, the entity would develop a large entertainment and gaming facility to complement the existing convention facilities.  The Company would hold 82.5% of the entity.  The Company’s participation in this opportunity will be subject to regulatory approval.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2003, and the results of its operations for the three and nine month periods ended September 30, 2003 and 2002.  The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation, which have no effect on previously reported net income.  “Property transactions, net” in the accompanying consolidated statements of income includes write downs and impairments of long-lived assets, demolition costs, and gains and losses on the sale or other disposal of property and equipment.  Prior to 2003, the Company classified gains and losses on asset disposals as a non-operating item at some of its resorts.  Management believes that the preferable presentation of these items is as an element of operating income.  Prior period statements have not been reclassified, as such transactions were not material in the prior periods.

NOTE 2 — DISCONTINUED OPERATIONS

In June 2003, the Company entered into an agreement to sell its subsidiaries operating Golden Nugget Las Vegas and Golden Nugget Laughlin (the “Golden Nugget Subsidiaries”), including substantially all of the assets and liabilities of those resorts, for approximately $215 million, subject to certain working capital adjustments. This transaction is expected to be completed by the first quarter of 2004, subject to customary sales conditions and regulatory approval. Also in June 2003, the Company ceased operations of PLAYMGMMIRAGE.com, its online gaming website (“Online”).

The results of the Golden Nugget Subsidiaries and Online are classified as discontinued operations in the accompanying consolidated statements of income for all periods presented.  Net revenues of discontinued operations were $174 million and $165 million, respectively, for the nine months ended September 30, 2003 and 2002.  Included in the income (loss) from discontinued operations is an allocation of interest expense based on the ratio of the net assets of the discontinued operations to the total consolidated net assets and debt of the Company.  Interest allocated to discontinued operations was $7 million for each of the nine months ended September 30, 2003 and 2002, and $2 million for each of the three month periods ended September 30, 2003 and 2002.  Also included in discontinued operations for the nine months ended September 30, 2003 is a loss on disposal of Online of $7 million relating primarily to unrecoverable costs of computer hardware and software.  The estimated fair value less costs to sell the Golden Nugget Subsidiaries exceeds the carrying value, therefore no gain or loss has been recognized as of September 30, 2003.  Included in the tax benefit from discontinued operations for the nine months ended September 30, 2003 is $2 million of previously unrecognized tax benefits relating to prior year operating losses of Online.

The following table summarizes the assets and liabilities of the Golden Nugget Subsidiaries and Online as of September 30, 2003, included as assets and liabilities held for sale in the accompanying consolidated balance sheet:

September 30, 2003
(in thousands)
Cash	$10,619
Accounts receivable, net	4,415
Inventories	4,150
Prepaid expenses and other	5,581
Total current assets	24,765
Property and equipment, net	184,117
Other assets, net	9,961
Total assets	218,843

Accounts payable	2,951
Other current liabilities	20,085
Total current liabilities	23,036
Long-term debt	391
Total liabilities	23,427

Net assets	$195,416

In addition, in the quarter ended September 30, 2003, management approved a plan to sell 315 acres of land in North Las Vegas, Nevada near Shadow Creek.  In October 2003, the land was sold for approximately $55 million.  The Company will record a pretax gain of approximately $37 million in the fourth quarter of 2003.  The carrying value of the land is included in assets held for sale in the accompanying September 30, 2003 consolidated balance sheet.

NOTE 3 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months		Nine Months
For the periods ended September 30,	2003	2002	2003	2002
	(In thousands)
Income from unconsolidated affiliates	$18,018	$6,720	$37,354	$25,093
Preopening and start-up expenses	(3,425)	(1,777)	(19,326)	(4,324)
Non-operating items from unconsolidated affiliates	(3,998)	(420)	(4,222)	(1,211)
	$10,595	$4,523	$13,806	$19,558

NOTE 4 — LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2003	December 31, 2002
	(In thousands)
$2.0 Billion Revolving Credit Facility	$1,285,000	$1,800,000
$525 Million Revolving Credit Facility (previously $600 million)	—	—
$50 Million Revolving Line of Credit	50,000	50,000
Australian Bank Facility, due 2004	12,762	15,726
Other Note due to Bank	—	40,000
$300 Million 6.95% Senior Notes, due 2005, net	301,388	302,169
$200 Million 6.625% Senior Notes, due 2005, net	195,193	192,830
$250 Million 7.25% Senior Notes, due 2006, net	235,221	232,176
$710 Million 9.75% Senior Subordinated Notes, due 2007, net	705,399	704,459
$200 Million 6.75% Senior Notes, due 2007, net	184,976	179,603
$200 Million 6.75% Senior Notes, due 2008, net	183,499	177,698
$200 Million 6.875% Senior Notes, due 2008, net	198,729	198,509
$600 Million 6.00% Senior Notes, due 2009	600,000	—
$850 Million 8.50% Senior Notes, due 2010, net	821,599	846,116
$400 Million 8.375% Senior Subordinated Notes, due 2011	400,000	400,000
$100 Million 7.25% Senior Debentures, due 2017, net	81,045	80,567
Other Notes	218	881
	5,255,029	5,220,734
Less: Current portion	(8,151)	(6,956)
	$5,246,878	$5,213,778

Total interest incurred for the three month periods ended September 30, 2003 and 2002 was $87 million and $88 million, respectively, of which $1 million and $19 million, respectively, was capitalized. Total interest incurred for the nine month periods ended September 30, 2003 and 2002 was $264 million and $260 million, respectively, of which $13 million and $54 million, respectively, was capitalized.

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

Under the amended facilities, the Company must maintain a maximum leverage ratio (average debt to EBITDA, as defined) of 5.5:1, decreasing periodically to 5.0:1 by December 2004. The Company must also maintain a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.5:1, increasing to 2.75:1 by March 2004.  As of September 30, 2003, the Company’s leverage and interest coverage ratios were 4.8 and 3.4, respectively.

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

In the third quarter of 2003, the Company issued $600 million of 6.00% Senior Notes due 2009.  The proceeds were used to reduce the amount outstanding under the Company’s $2.0 billion revolving credit facility.

Also in the third quarter of 2003, the Company entered into three interest rate swap agreements, designated as fair value hedges, which effectively convert $400 million of the Company’s fixed rate debt to floating rate debt.  Under the terms of these agreements, the Company makes payments based on specified spreads over six-month LIBOR, and receives payments equal to the interest payments due on the fixed rate debt.  The interest rate swap agreements qualify for the “shortcut method” allowed under Statement of Financial Accounting Standards No. 133, which allows an assumption of no ineffectiveness in the hedging relationship.  As such, there is no income statement impact from changes in the fair value of the hedging instruments.  Instead, the fair value of the instruments is recorded as an asset or liability on the Company’s balance sheet, with an offsetting adjustment to the carrying value of the related debt.  Other long-term assets in the accompanying September 30, 2003 consolidated balance sheet includes $6 million representing the fair value of the interest rate swap agreements at that date, with a corresponding aggregate increase in the carrying value of the Company’s long-term debt.

In August 2003, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s public debt securities. Subsequently, the Company repurchased $25 million of the Company’s $850 Million 8.50% Senior Notes, due 2010.

In October 2003, the Company obtained commitments from its lending group to fund a new $2.5 billion senior credit facility, consisting of a five year revolving credit facility for $1.5 billion and a five year $1.0 billion term loan that reduces by 20% over the final three years of the term loan.  Upon consummation, the new senior credit facilities will amend and restate the existing $2.0 billion facility and the $525 million revolving credit facility will be terminated. It is anticipated the new senior credit facilities will contain similar terms, including covenants, as the existing senior credit facilities.

NOTE 5 — STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2003, the Company repurchased 7.4 million shares of its common stock for $229 million.  The Company repurchased 1.3 million shares under the Company’s previous 10 million share repurchase program, which completed that program.  In February 2003, the Board of Directors authorized a new 10 million share repurchase program (the “2003 program”).  The Company repurchased 6.1 million shares under the 2003 program through September 30, 2003, leaving authorization for the repurchase of 3.9 million shares as of September 30, 2003.

NOTE 6 — INCOME PER SHARE OF COMMON STOCK

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2003	2002	2003	2002
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	149,051	158,497	150,616	158,626
Potential dilution from stock options and restricted stock	3,689	2,078	2,378	2,255
Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	152,740	160,575	152,994	160,881

NOTE 7 — COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2003	2002	2003	2002
	(In thousands)
Net income	$47,209	$69,560	$151,962	$253,391
Currency translation adjustment	922	1,242	6,082	3,701
Derivative income (loss) from unconsolidated affiliate, net of tax	2,278	(3,488)	2,252	(5,502)
Comprehensive income	$50,409	$67,314	$160,296	$251,590

NOTE 8 — STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

A summary of the status of the Company’s stock option plans is presented below:

Nine months ended September 30, 2003	Shares (000’s)	Weighted Average Exercise Price
Outstanding at beginning of period	14,323	$27.18
Granted	8,549	25.94
Exercised	(1,156)	17.78
Terminated	(226)	33.85
Outstanding at end of period	21,490	27.12
Exercisable at end of period	9,055	26.67

As of September 30, 2003, the aggregate number of shares subject to options available for grant under the Company’s stock option plans was 2.1 million.

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

The following are required disclosures under SFAS 123 and SFAS 148:

	Three Months		Nine Months
For the periods ended September 30,	2003	2002	2003	2002
	(In thousands, except per share amounts)
Net income
As reported	$47,209	$69,560	$151,962	$253,391
Stock-based compensation under SFAS 123	(12,471)	(9,813)	(33,116)	(40,789)
Pro forma	$34,738	$59,747	$118,846	$212,602
Basic earnings per share
As reported	$0.32	$0.44	$1.01	$1.60
Stock-based compensation under SFAS 123	(0.09)	(0.06)	(0.22)	(0.26)
Pro forma	$0.23	$0.38	$0.79	$1.34
Diluted earnings per share
As reported	$0.31	$0.43	$0.99	$1.58
Stock-based compensation under SFAS 123	(0.08)	(0.06)	(0.21)	(0.26)
Pro forma	$0.23	$0.37	$0.78	$1.32

The stock-based compensation included in the table above represents the after-tax amount of pro forma compensation related to stock option plans.  Reported net income includes $1 million and $4 million, net of tax, of amortization of restricted stock compensation for the three and nine months ended September 30, 2003, respectively, and $1 million and $2 million, net of tax, of such amortization for the three and nine months ended September 30, 2002, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Detroit Development Agreement.  MGM Grand Detroit, LLC has operated an interim casino facility in downtown Detroit since 1999, and is planning a permanent casino facility under a revised development agreement with the City of Detroit entered into on August 2, 2002.

The Company recorded an intangible asset (development rights, deemed to have an indefinite life) of approximately $115 million in connection with its payment obligations under the revised development agreement.  Payments of $36 million were made through September 30, 2003, assets of $3 million will be transferred to the City, and the remaining obligations have been classified as either accrued liabilities ($26 million) or other long-term liabilities ($50 million), depending on the payment date.  The long-term liability represents the Company’s obligation for repayment of bonds issued by the Economic Development Corporation of the City of Detroit.  In addition to the above payments, the Company will pay the City 1% of gaming revenues (2% if annual revenues exceed $400 million) beginning January 1, 2006.

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

Borgata.  The Company contributed 27 acres of land for its ownership interest in Borgata.  Boyd Gaming Corporation contributed $90 million of cash.  Borgata obtained a $630 million secured bank credit facility, which is non-recourse to the Company.  Each party is required to contribute an additional $136 million in cash to the venture to fund the project.  As of September 30, 2003, each party had made $116 million of such contributions.

New York Racing Association.  The Company has an understanding with the New York Racing Association (“NYRA”) to manage a casino facility at NYRA’s Aqueduct horseracing facility in metropolitan New York.  Under the agreement, the Company would assist in the development of the facility, including possibly providing financing or a guarantee of third-party financing, and would manage the facility for a fee.  The project is anticipated to cost $135 million and was originally expected to be completed by December 2003.  Work was halted on the casino facility in August 2003 pending the outcome of an investigation of certain aspects of NYRA’s operations by Federal prosecutors.  The Company currently has a $4 million receivable from NYRA for reimbursable development costs paid by the Company, and as of September 30, 2003 was committed to purchase approximately $9 million of equipment originally intended to be utilized at the Aqueduct casino, but which could be used elsewhere.

NOTE 10 — PROPERTY TRANSACTIONS, NET

Net property transactions consists of the following:

	Three Months		Nine Months
For the periods ended September 30,	2003	2002	2003	2002
	(In thousands)
Write downs and impairments	$—	$12,578	$5,888	$12,578
Net losses on sale or disposal of fixed assets	799	—	2,855	—
Demolition costs	1,800	—	4,406	—
	$2,599	$12,578	$13,149	$12,578

During 2003, approximately $3 million of the write downs and impairments and approximately $4 million of the demolition costs relate to assets disposed of in connection with the January 2003 closure of the EFX! Theatre and preparation for the new Cirque du Soleil show at MGM Grand Las Vegas.  The remaining demolition costs relate to the Bellagio expansion and room remodel. Substantially all of the remaining write downs and impairments relate to other assets disposed of in connection with remodeling or expansion projects at MGM Grand Las Vegas.

During 2002, approximately $8 million of the write down and impairments related to damage sustained during Tropical Storm Isidore at Beau Rivage and approximately $5 million related to the revised Detroit Development Agreement (see Note 9).

NOTE 11 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION

The Company’s subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the $2.0 billion and $525 million revolving credit facilities, the senior notes and debentures and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of September 30, 2003 and December 31, 2002 and for the three and nine month periods ended September 30, 2003 and 2002 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$89,375	$589,195	$63,335	$—	$741,905
Property and equipment, net	9,635	8,437,725	156,802	(11,972)	8,592,190
Investment in subsidiaries	7,839,109	172,149	—	(8,011,258)	—
Investment in unconsolidated affiliates	127,902	947,392	—	(342,165)	733,129
Other non-current assets	31,426	300,648	152,352	—	484,426
	$8,097,447	$10,447,109	$372,489	$(8,365,395)	$10,551,650

Current liabilities	$148,949	$589,709	$64,655	$—	$803,313
Intercompany accounts	(796,547)	777,665	18,882	—	—
Deferred income taxes	1,754,332	—	3,364	—	1,757,696
Long-term debt	4,362,116	880,131	4,631	—	5,246,878
Other non-current liabilities	—	63,610	51,556	—	115,166
Stockholders’ equity	2,628,597	8,135,994	229,401	(8,365,395)	2,628,597
	$8,097,447	$10,447,109	$372,489	$(8,365,395)	$10,551,650

	As of December 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$92,459	$442,231	$55,139	$—	$589,829
Property and equipment, net	10,375	8,597,957	166,085	(11,972)	8,762,445
Investment in subsidiaries	7,490,107	122,897	—	(7,613,004)	—
Investment in unconsolidated affiliates	127,902	925,065	—	(342,165)	710,802
Other non-current assets	39,037	261,768	141,104	—	441,909
	$7,759,880	$10,349,918	$362,328	$(7,967,141)	$10,504,985

Current liabilities	$131,589	$548,801	$69,678	$—	$750,068
Intercompany accounts	(1,147,323)	1,147,867	(544)	—	—
Deferred income taxes	1,769,017	—	414	—	1,769,431
Long-term debt	4,341,253	863,579	8,946	—	5,213,778
Other non-current liabilities	1,200	50,074	56,290	—	107,564
Stockholders’ equity	2,664,144	7,739,597	227,544	(7,967,141)	2,664,144
	$7,759,880	$10,349,918	$362,328	$(7,967,141)	$10,504,985

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$879,090	$110,555	$—	$989,645
Equity in subsidiaries’ earnings	142,926	26,039	—	(168,965)	—
Expenses:
Casino and hotel operations	—	500,023	54,330	—	554,353
Provision for doubtful accounts	—	3,958	(111)	—	3,847
General and administrative	—	139,067	15,970	—	155,037
Corporate expense	818	14,638	—	—	15,456
Preopening and start-up expenses	57	7,109	150	—	7,316
Restructuring costs	—	4,034	—	—	4,034
Property transactions, net	8	2,520	71	—	2,599
Depreciation and amortization	259	93,520	8,562	—	102,341
	1,142	764,869	78,972	—	844,983
Income from unconsolidated affiliates	—	18,018	—	—	18,018
Operating income	141,784	158,278	31,583	(168,965)	162,680
Interest expense, net	(69,362)	(15,186)	(684)	—	(85,232)
Other, net	(3,244)	(6,424)	—	—	(9,668)
Income from continuing operations before income taxes	69,178	136,668	30,899	(168,965)	67,780
Provision for income taxes	(21,969)	—	(2,124)	—	(24,093)
Income from continuing operations	47,209	136,668	28,775	(168,965)	43,687
Discontinued operations, net	—	3,522	—	—	3,522
Net income	$47,209	$140,190	$28,775	$(168,965)	$47,209

	For the Three Months Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$845,334	$103,586	$—	$948,920
Equity in subsidiaries’ earnings	155,078	19,944	—	(175,022)	—
Expenses:
Casino and hotel operations	—	458,586	50,932	—	509,518
Provision for doubtful accounts	—	(2,900)	489	—	(2,411)
General and administrative	—	132,710	12,771	—	145,481
Corporate expense	(465)	11,085	—	—	10,620
Preopening and start-up expenses	—	3,988	—	—	3,988
Property transactions, net	—	7,824	4,754	—	12,578
Depreciation and amortization	283	86,643	5,829	—	92,755
	(182)	697,936	74,775	—	772,529
Income from unconsolidated affiliates	—	6,720	—	—	6,720
Operating income	155,260	174,062	28,811	(175,022)	183,111
Interest expense, net	(60,230)	(4,129)	(3,777)	—	(68,136)
Other, net	—	(1,931)	(1,056)	—	(2,987)
Income from continuing operations before income taxes	95,030	168,002	23,978	(175,022)	111,988
Provision for income taxes	(25,470)	(11,570)	(2,011)	—	(39,051)
Income from continuing operations	69,560	156,432	21,967	(175,022)	72,937
Discontinued operations, net	—	(3,377)	—	—	(3,377)
Net income	$69,560	$153,055	$21,967	$(175,022)	$69,560

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Nine Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$2,607,834	$327,399	$—	$2,935,233
Equity in subsidiaries’ earnings	452,906	81,740	—	(534,646)	—
Expenses:
Casino and hotel operations	594	1,454,822	160,244	—	1,615,660
Provision for doubtful accounts	—	18,663	(396)	—	18,267
General and administrative	—	399,691	43,207	—	442,898
Corporate expense	3,708	40,516	—	—	44,224
Preopening and start-up expenses	204	28,105	450	—	28,759
Restructuring costs	406	4,781	—	—	5,187
Property transactions, net	1,678	10,305	1,166	—	13,149
Depreciation and amortization	818	277,431	27,546	—	305,795
	7,408	2,234,314	232,217	—	2,473,939
Income from unconsolidated affiliates	—	37,354	—	—	37,354
Operating income	445,498	492,614	95,182	(534,646)	498,648
Interest expense, net	(205,471)	(39,716)	(2,168)	—	(247,355)
Other, net	(6,134)	(8,551)	—	—	(14,685)
Income from continuing operations before income taxes	233,893	444,347	93,014	(534,646)	236,608
Provision for income taxes	(81,931)	—	(5,590)	—	(87,521)
Income from continuing operations	151,962	444,347	87,424	(534,646)	149,087
Discontinued operations, net	—	2,875	—	—	2,875
Net income	$151,962	$447,222	$87,424	$(534,646)	$151,962

	For the Nine Months Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$2,536,099	$333,750	$—	$2,869,849
Equity in subsidiaries’ earnings	547,320	88,764	—	(636,084)	—
Expenses:
Casino and hotel operations	—	1,360,525	151,855	—	1,512,380
Provision for doubtful accounts	—	19,816	451	—	20,267
General and administrative	—	382,835	35,753	—	418,588
Corporate expense	(559)	32,744	—	—	32,185
Preopening and start-up expenses	—	8,726	—	—	8,726
Restructuring costs (credit)	—	(10,421)	—	—	(10,421)
Property transactions, net	—	7,824	4,754	—	12,578
Depreciation and amortization	2,402	267,266	17,239	—	286,907
	1,843	2,069,315	210,052	—	2,281,210
Income from unconsolidated affiliates	—	25,093	—	—	25,093
Operating income	545,477	580,641	123,698	(636,084)	613,732
Interest expense, net	(179,975)	(11,255)	(11,914)	—	(203,144)
Other, net	—	(7,665)	(1,056)	—	(8,721)
Income from continuing operations before income taxes	365,502	561,721	110,728	(636,084)	401,867
Provision for income taxes	(112,111)	(31,325)	(5,117)	—	(148,553)
Income from continuing operations	253,391	530,396	105,611	(636,084)	253,314
Discontinued operations, net	—	77	—	—	77
Net income	$253,391	$530,473	$105,611	$(636,084)	$253,391

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Nine Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(220,967)	$652,736	$103,494	$(973)	$534,290
Net cash provided by (used in) investing activities	(4,750)	(352,950)	(17,602)	(3,073)	(378,375)
Net cash provided by (used in) financing activities	250,434	(373,311)	(83,893)	4,046	(202,724)

	For the Nine Months Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(186,441)	$723,302	$116,271	$(37)	$653,095
Net cash provided by (used in) investing activities	(3,588)	(266,285)	(14,654)	—	(284,527)
Net cash provided by (used in) financing activities	186,446	(499,469)	(125,354)	37	(438,340)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

Our operations consist of wholly-owned casino resorts in Las Vegas and other locations in southern Nevada; Detroit, Michigan; Biloxi, Mississippi; and Darwin, Australia; as well as 50% investments in Monte Carlo, a resort on the Las Vegas Strip, and Borgata, which opened on July 3, 2003 in Atlantic City, New Jersey.  While our resorts cater to various market segments, our general strategy is to offer a premium resort experience with high-quality gaming and non-gaming amenities.  We generate slightly over half of our net revenues from gaming activities.

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

In June 2003, we entered into an agreement to sell our subsidiaries operating the Golden Nugget Las Vegas and Golden Nugget Laughlin (the “Golden Nugget Subsidiaries”), including substantially all of the assets and liabilities of those resorts.  We expect this transaction to be completed by first quarter of 2004, subject to customary sales conditions and regulatory approval.  Also in June 2003, we ceased operations of PLAYMGMMIRAGE.com, our online gaming website (“Online”).  The results of the Golden Nugget Subsidiaries and Online are classified as discontinued operations for all periods presented.  Unless otherwise noted, all amounts and comparisons in “Results of Operations” exclude the results of discontinued operations.

Quarter versus Quarter

Net revenues were $990 million for the quarter ended September 30, 2003, an increase of 4% from net revenues of $949 million for the same period in 2002.  Drivers of the current year results included higher volumes of hotel customers, increased room rates, new amenities at several resorts, and increased spending by our customers in non-gaming areas.  Current year results were negatively impacted by lower table games hold percentages.

Casino revenues increased by 1% in the 2003 quarter, to $524 million from $519 million in 2002.  Table games volume, including baccarat, was up 6% from the 2002 quarter, led by MGM Grand Las Vegas, where table games volume was up 12% over the 2002 period.  Table games volumes benefited from a strong event calendar, including the Oscar De La Hoya-Shane Mosley fight in September.  Table games hold percentages were within a normal range for both periods, but the hold percentage was significantly lower in this year’s quarter.  Slot revenue in the quarter was up 6% from 2002.  MGM Grand Las Vegas, New York-New York and The Mirage all posted double—digit increases in slot revenues over last year.  Slot revenues benefited from the continued implementation of EZ-PAYTM technology and continued traction from Players Club, our player affinity program.

Room revenues were $207 million in the third quarter of 2003, up 7% compared to the third quarter of 2002.  Hotel occupancy increased to 92% in the third quarter of 2003 from 89% in 2002, while the ADR was $116, up from $112 in 2002.  As a result, REVPAR was $107 in the current year quarter compared to $99 in 2002.

Food and beverage, entertainment, retail and other revenues were $365 million in the 2003 quarter, compared to $335 million in 2002, an increase of 9%.  The increase resulted from the increase in hotel volumes, the addition of Zumanity, the new Cirque du Soleil show, and Nine Fine Irishmen Pub at New York-New York, and generally higher spending levels at our non-gaming amenities.

For the quarter, operating income of $163 million was down 11% from $183 million in the year-ago period.  The decrease was primarily the result of the lower hold percentage on table games, offset by higher income from unconsolidated affiliates due to the opening of Borgata.

We also incurred higher preopening expenses in 2003.  Preopening and start-up expenses of $7 million included $3 million related to our share of the preopening expenses incurred by Borgata, $3 million related to Zumanity, Nine Fine Irishmen Pub and the rollout of Players Club at New York-New York, and $1 million related to the opening of Fiamma Trattoria at MGM Grand Las Vegas in September 2003.

Net property transactions of $3 million were lower than $13 million in 2002.  Current year amounts included demolition costs associated with the Bellagio expansion and room remodel and preparations for a new Cirque du Soleil show at MGM Grand Las Vegas.  Prior year property transactions included damage sustained during Tropical Storm Isidore at Beau Rivage and asset impairment charges recognized as a result of the revised Detroit Development Agreement.

Restructuring costs in the third quarter of 2003 of $4 million included lease termination costs of $3 million at MGM Grand Las Vegas and $1 million of severance pay related to a restructuring of table games staffing at several resorts.

Income from continuing operations decreased by 40% in the 2003 quarter, due primarily to the decrease in operating income and higher net interest expense.  Net interest expense increased due to the October 2002 suspension of development at our wholly-owned Atlantic City project and the July 2003 opening of Borgata, resulting in lower capitalized interest.

Income from discontinued operations was $4 million for the 2003 quarter compared to a loss of $3 million in 2002.  The prior year loss includes preopening expenses associated with Online.  Interest allocated to discontinued operations was $2 million, on a pretax basis, for both periods.

Nine Months versus Nine Months

Net revenues were $2.9 billion, up 2% from 2002.  Excluding prior year revenue of $11 million from the South Africa management agreement buyout, the increase was 3%.  The increase is primarily the result of strong hotel and food and beverage revenues in the first and third quarters and increased gaming revenues in the second quarter.

Casino revenues were flat with prior year at $1.5 billion, even though table games hold percentages were lower in 2003, especially in the third quarter.  Table games volume, including baccarat, was up 3%, while the hold percentage was lower in the current year-to-date period, though within a normal range for both years.  Slot revenues were up 4%, with Bellagio, The Mirage, New York-New York and MGM Grand Las Vegas performing well for the full nine months.  As discussed earlier, improved slot technology was a contributing factor in the revenue increases.

Room revenues were up 5%, mostly due to first quarter strength in the convention segment and increased visitor volumes and pricing in the third quarter.  Occupancy was 91% in the 2003 nine months compared to 90% in 2002, while ADR was $121, up 3%, leading to REVPAR of $110 in 2003 versus $105 in 2002.

Food and beverage, entertainment and retail revenues were up 5% in the nine months ended September 30, 2003, due to higher room occupancy, the increased mix of convention business in the first quarter, and the additional amenities and increased guest spending in the third quarter as discussed earlier.

Year to date operating income was $499 million in 2003, down 19% from $614 million in 2002.  Lower table games hold percentage in the third quarter and higher labor and other costs affected this comparison, along with higher restructuring and preopening expenses.  2002 results included a restructuring credit, while the current year preopening and start-up expenses included higher amounts due to Borgata.  Income from unconsolidated affiliates was higher in the 2003 period due to the opening of Borgata in July 2003.

Year to date income from continuing operations decreased 41%, to $149 million from $253 million, due to the decrease in operating income and higher net interest expense.  Interest expense was higher because of the factor discussed in the quarterly comparison and larger prior year savings from interest rate swaps.

Liquidity and Capital Resources

All amounts and comparisons in “Liquidity and Capital Resources” include the activity of discontinued operations, except for the balance of cash and cash equivalents.  As of September 30, 2003, we held cash and equivalents of $154 million, excluding cash held by discontinued operations, compared to $211 million at December 31, 2002. Cash provided by operating activities was $534 million in the 2003 nine months, compared to $653 million in the 2002 period.  The decrease was the result of the decrease in operating income along with a larger prior year tax benefit from stock option exercises and higher utilization of tax credits in 2002.

Cash used in investing activities was $378 million in 2003 compared to $285 million in 2002.  Capital expenditures were higher in 2003 - $358 million versus $204 million - and included the Bellagio expansion and standard room remodel, construction of the new theatres for Cirque du Soleil at New York-New York and MGM Grand Las Vegas, and costs of continued implementation of slot technology.  We contributed $36 million to Borgata and $44 million to Monte Carlo in the first nine months of 2002, while the current year’s contributions were only $24 million, all to Borgata.  We anticipate making our final capital contributions to Borgata, of up to $20 million, in the fourth quarter of 2003.  Borgata opened on July 3, 2003.

Cash used in financing activities was $203 million in 2003 compared to $438 million in 2002.  In the 2003 period, we repurchased 7.4 million shares of our common stock at a total cost of $229 million.  We completed a pre-existing 10 million share repurchase authorization in the first quarter of 2003, and, in February 2003, received Board of Director approval to repurchase an additional 10 million shares.  At September 30, 2003, we were authorized to repurchase 3.9 million shares under this program.

In the third quarter of 2003, we issued $600 million of 6% Senior Notes, due 2009.  The proceeds were used to reduce the amount outstanding under our $2.0 billion revolving credit facility.  We had approximately $1.2 billion of available borrowings under our senior credit facilities as of September 30, 2003.

In August 2003, our Board of Directors authorized the repurchase of up to $100 million of our public debt securities and we repurchased $25 million of our $850 Million 8.50% Senior Notes, due 2010.

In October 2003, we obtained commitments from our lending group to fund a new $2.5 billion senior credit facility, consisting of a five year revolving credit facility for $1.5 billion and a five year $1.0 billion term loan that reduces by 20% over the final three years of the term loan.  Upon consummation, the new senior credit facilities will amend and restate the existing $2.0 billion facility and the $525 million revolving credit facility will be terminated.  It is anticipated the new senior credit facilities will contain similar terms, including covenants, as the existing senior credit facilities.

We expect to finance operations, capital expenditures and existing debt obligations through cash flow from operations, cash on hand, bank credit facilities and, depending on market conditions, public offerings of securities.

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

In the third quarter of 2003, we entered into three interest rate swap agreements, designated as fair value hedges, which effectively convert $400 million of our fixed rate debt to floating rate debt.  Under the terms of these agreements, we make payments based on specified spreads over six-month LIBOR, and receive payments equal to the interest payments due on the fixed rate debt.  The interest rate swap agreements qualify for the “shortcut method” allowed under Statement of Financial Accounting Standards No. 133, which allows an assumption of no ineffectiveness in the hedging relationship.  As such, there is no income statement impact from changes in the fair value of the hedging instruments.

The following table provides information about our interest rate swaps as of September 30, 2003:

Maturity Date	August 1, 2007	February 1, 2008
Notional Value	$200 million	$200 million
Estimated Fair Value	$3 million	$3 million
Average Pay Rate*	4.03%	4.25%
Average Receive Rate	6.75%	6.75%

*  Interest rates are determined in arrears. These rates have been estimated based on implied forward rates in the yield curve.

As of September 30, 2003, after giving effect to the interest rate swaps discussed above, long-term fixed rate borrowings represented approximately 67% of our total borrowings.  Assuming a 100 basis-point change in LIBOR, our annual interest cost would change by approximately $17 million.

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

Item 4.  Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2003.  This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

During the quarter ended September 30, 2003, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003.

Current Report on Form 8-K, filed by the Company on July 17, 2003, for the purpose of furnishing our earnings press release for the quarter ended June 30, 2003.

Current Report on Form 8-K, filed by the Company on July 17, 2003, for the purpose of filing our press release announcing that we would not declare a regular dividend and announcing our earnings guidance for the third quarter of 2003.

Current Report on Form 8-K, filed by the Company on September 4, 2003, for the purpose of filing our press release announcing our updated earnings guidance for the third quarter of 2003.

Current Report on Form 8-K, filed by the Company on September 11, 2003, for the purpose of filing our consolidated financial statements for the three years ended December 31, 2002 to reflect the reclassification of the Golden Nugget Subsidiaries and Online as discontinued operations.

Current Report on Form 8-K, filed by the Company on September 17, 2003, for the purpose of filing the Underwriting Agreement and Indenture related to our issuance of $600 million of Senior Notes due 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE

Date: November 10, 2003	By:	/s/ J. TERRENCE LANNI
J. Terrence Lanni
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2003		/s/ JAMES J. MURREN
James J. Murren
President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)