Form 10-K
period 2003-12-31
MGM MIRAGE
filed 2004-02-17
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period                to

Commission File No. 0-16760

MGM MIRAGE

(Exact name of Registrant as specified in its charter)

DELAWARE	88-0215232
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3600 Las Vegas Boulevard South - Las Vegas, Nevada 89109
(Address of principal executive office) (Zip Code)

(702) 693-7120
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [   ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes [X] No [   ]

          The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2003 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2003 was $2,375,226,169. As of February 10, 2004, 142,607,675 shares of Registrant’s Common Stock, $.01 par value, were outstanding.

          Portions of the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

          MGM MIRAGE is referred to as the “Company” or the “Registrant,” and may also be referred to as “we,” “us” or “our”. The Company, formerly known as MGM Grand, Inc., is one of the largest gaming companies in the world. We own what we believe to be the world’s finest collection of casino resorts. Our strategy is predicated on creating resorts of memorable character, treating our employees well and providing superior service for our guests. The Company was organized as a Delaware corporation on January 29, 1986. We have grown significantly through the March 1, 1999 acquisition of Primadonna Resorts, Inc. and the May 31, 2000 acquisition of Mirage Resorts, Incorporated (“Mirage Resorts” or “Mirage”).

Our Operating Casino Resorts

          We have provided below certain information about our casino resorts as of December 31, 2003, excluding the Golden Nugget Las Vegas and the Golden Nugget Laughlin. We completed the sale of the subsidiaries operating these resorts (the “Golden Nugget Subsidiaries”) in January 2004. Except as otherwise indicated, we wholly own and operate the resorts shown below.

		Approximate
	Number of	Casino		Gaming
Name and Location	Rooms/Suites	Square Footage	Slots (1)	Tables (2)

Domestic:
Las Vegas Strip, Nevada
Bellagio	3,005	155,000	2,454	143
MGM Grand Las Vegas	5,035	171,500	2,903	154
The Mirage	3,044	107,200	2,279	119
Treasure Island (“TI”)	2,885	83,800	1,949	75
New York-New York	2,023	84,000	1,955	80
Monte Carlo (3)	3,002	102,000	1,914	74
Boardwalk	654	32,000	542	21

Subtotal	19,648	735,500	13,996	666
Primm, Nevada
Buffalo Bill’s Resort & Casino	1,240	62,100	1,242	34
Primm Valley Resort & Casino	625	38,000	1,090	34
Whiskey Pete’s Hotel & Casino	777	36,400	1,046	26
Primm Center	N/A	350	7	N/A
Detroit, Michigan
MGM Grand Detroit	N/A	75,000	2,696	80
Biloxi, Mississippi
Beau Rivage	1,740	80,000	2,262	90
Atlantic City, New Jersey
Borgata (4)	2,002	125,000	3,650	145

Total Domestic	26,032	1,152,350	25,989	1,075
International:
Darwin, Northern Territory, Australia
MGM Grand Australia (5)	107	23,800	450	26

Grand Total	26,139	1,176,150	26,439	1,101

(1)	Includes slot machines and other coin-operated gaming devices.

(2)	Includes blackjack (“21”), baccarat, craps, roulette, pai gow, pai gow poker, Caribbean stud poker, and other table games.

(3)	Owned and operated by a 50-50 joint venture with Mandalay Resort Group.

(4)	Owned and operated by a 50-50 limited liability company with Boyd Gaming Corporation. Borgata opened on July 3, 2003.

(5)	In February 2004, we entered into an agreement to sell our subsidiaries that own and operate MGM Grand Australia.

Las Vegas Strip Resorts

     Bellagio

          Bellagio is an elegant European-style luxury resort located on an approximately 90-acre site with 1,450 feet of frontage at the center of the Las Vegas Strip. The resort overlooks an eight-acre lake inspired by Lake Como in Northern Italy. Each day, more than 1,000 fountains in the lake come alive at regular intervals in a choreographed ballet of water, music and lights. Bellagio features casual and gourmet restaurants in both indoor and outdoor settings, including the world-famous Le Cirque, Olives, Aqua and Picasso restaurants; upscale retail boutiques, including those leased to Armani, Chanel, Gucci, Hermes, Prada, Fred Leighton, Tiffany & Co. and Yves Saint Laurent; and extensive meeting, convention and banquet space. Bellagio’s specially designed theatre is home to the spectacular show “O” produced and performed by the talented Cirque du Soleil organization. Bellagio also offers Light, an upscale nightclub, Caramel, a sophisticated lounge and nightclub, as well as several other bars and lounges. The Bellagio Gallery of Fine Art features rotating exhibitions of original masterpieces from museums and private collections. The surroundings of Bellagio are lushly landscaped with classical gardens and European fountains and pools. Inside, a botanical conservatory is filled with vibrant colors and pleasing scents that change with the seasons. Bellagio has received the prestigious Five Diamond award from AAA for the last three years, as has Picasso. Le Cirque also earned the award in 2003.

          We are expanding Bellagio with the addition of a new Spa Tower, which will add 928 guest rooms and suites and new restaurant, retail and meeting space, and expand the existing spa and salon facilities. We expect to complete the expansion in late 2004. We are also in the process of remodeling all of Bellagio’s existing standard rooms.

     MGM Grand Las Vegas – The City of Entertainment

          MGM Grand Las Vegas is a destination resort located on approximately 116 acres, with over 350 feet of frontage on the Las Vegas Strip and 1,450 feet of frontage on Tropicana Avenue. MGM Grand Las Vegas includes the exclusive Mansion, a collection of 30 suites and a private dining room catering to our premium gaming customers. MGM Grand Las Vegas features an extensive array of restaurants, including Craftsteak, opened in 2002 by the James Beard award-winning chef Tom Colicchio, NOBHILL and SeaBlue by Michael Mina, Pearl, and Fiamma Trattoria, Stephen Hanson’s award-winning Italian restaurant. Other amenities include the Studio 54 nightclub, Tabu, the Ultra Lounge, several other bars and lounges, numerous retail shopping outlets, a 380,000 square foot state-of-the-art conference center, and a 6.6 acre pool and spa complex.

          Entertainment facilities at MGM Grand Las Vegas include a 746-seat showroom providing celebrity entertainment and the La Femme Theatre. The MGM Grand Garden is a special events center with a capacity of over 16,000 seats, and provides a venue for concerts by such stars as Madonna, Paul McCartney, Britney Spears, the Rolling Stones, Billy Joel and others, as well as championship boxing and other sporting events. We are currently in the process of remodeling the former EFX! Theater for a future show by Cirque du Soleil, expected to open in 2004.

          MGM Grand Las Vegas will be the south terminal stop of a four mile elevated public transit monorail currently being constructed by The Las Vegas Monorail Company, a Nevada nonprofit corporation. When completed, the monorail will connect eight hotel-casinos on the east side of the Las Vegas Strip to the Las Vegas Convention Center. The monorail is scheduled to open in March 2004.

     The Mirage

          The Mirage is a luxurious, tropically themed destination resort located on approximately 100 acres, shared with TI, with 2,200 feet of combined Strip frontage near the center of the Las Vegas Strip. The exterior of the resort is landscaped with palm trees, abundant foliage and more than four acres of lagoons and other water features centered around a 54-foot volcano and waterfall. Each evening, the volcano erupts at regular intervals, with flames that spectacularly illuminate the front of the resort. Inside the front entrance is an atrium with a tropical garden and additional water features capped by a 100-foot-high glass dome, designed to replicate the sights, sounds and fragrances of the South Seas. Located at the rear of the hotel, adjacent to the swimming pool area, is a dolphin habitat with nine Atlantic bottlenose dolphins and The Secret Garden of Siegfried & Roy, an attraction that allows guests to view the beautiful exotic animals of Siegfried & Roy, the world-famous illusionists.

          The Mirage features a wide array of restaurants, including Renoir, a recipient of the AAA Five Diamond award for the past three years. Entertainment at The Mirage includes a show featuring Danny Gans, the renowned singer/impersonator, in The Danny Gans Theatre. The Mirage also has numerous retail shopping outlets and 170,000 square feet of convention space, including the 90,000-square foot Mirage Events Center. In 2004, The Mirage will open its newly designed buffet and a 16,000-square foot nightclub.

     Treasure Island (“TI”)

          TI is a Caribbean-themed hotel-casino resort located next to The Mirage. TI and The Mirage are connected by a monorail. TI recently launched a new branding and marketing campaign, including a new logo and new marquee sign. TI features several restaurants, bars and lounges, including the recently opened Mist. The showroom at TI features Mystère, a unique choreographic mix of magic, special effects and feats of human prowess produced and performed by Cirque du Soleil. The Sirens of TI Show is performed at the front of the resort, providing a significant presence to visitors on the Las Vegas Strip and beckoning visitors into TI. In recognition of its superior customer service and facilities, TI has been awarded the Four Diamond rating by AAA. We are planning to remodel the buffet at TI and open several new restaurants and a nightclub in 2004.

     New York-New York Hotel and Casino

          New York-New York is a themed destination resort on the Las Vegas Strip at Tropicana Avenue, covering approximately 20 acres. The architecture at New York-New York replicates many of New York City’s landmark buildings and icons, including the Statue of Liberty, the Empire State Building, Central Park, the Brooklyn Bridge and a Coney Island-style roller coaster. The casino features highly themed interiors including Park Avenue with retail shops, a Central Park setting in the central casino area, and Little Italy with its traditional food court set inside a typical residential neighborhood. New York-New York also features several specialty leased restaurants, numerous bars and lounges, including nationally-recognized Coyote Ugly and ESPNZone and the recently opened Irish pub, Nine Fine Irishmen. Entertainment includes Zumanity by Cirque du Soleil, which opened in August 2003, and Rita Rudner.

     Monte Carlo Resort & Casino

          Monte Carlo is located on approximately 46 acres with 600 feet of frontage on the Las Vegas Strip, approximately one-half mile south of Bellagio. We own 50% of this resort in a joint venture with Mandalay Resort Group, which manages the resort. Monte Carlo has a palatial style reminiscent of the Belle Époque, the French Victorian architecture of the late 19th century. The resort has amenities such as fine dining at Andre’s, a brew pub featuring live entertainment, a health spa, a beauty salon, a 1,200-seat theatre featuring the world-renowned magician Lance Burton, a large pool area and lighted tennis courts.

     Boardwalk Hotel and Casino

          The Boardwalk is located between Bellagio and Monte Carlo on the Las Vegas Strip. This facility includes 654 hotel rooms and 32,000 square feet of casino space. Other amenities at the Boardwalk include a coffee shop, a buffet, an entertainment lounge, a gift shop, interior meeting space and two outdoor swimming pools.

Other Nevada Resorts

     Primm Valley Resorts

          Primm Valley Resorts consists of three hotel-casinos and three gas stations on both sides of Interstate 15 at the California/Nevada state line in Primm, Nevada (about 40 miles south of Las Vegas) and the Primm Valley Golf Club nearby in California. Buffalo Bill’s Resort & Casino, Primm Valley Resort & Casino, Whiskey Pete’s Hotel & Casino, Primm Valley Golf Club and three gas stations including the Primm Center (collectively, the “Primm Valley Resorts”) form a major destination location and offer visitors driving from California the first opportunity to wager upon entering Nevada and the last opportunity before leaving.

          Primm Valley Resorts offer an array of amenities and attractions, including a 25,000-square foot conference center, numerous owned and leased restaurants, and a variety of amusement rides. The 6,100-seat Star of the Desert Arena hosts top-name entertainers. Connected to Primm Valley Resorts is the Fashion Outlet of Las Vegas, a shopping mall containing approximately 400,000 square feet of retail space with over 100 retail outlet stores. The Fashion Outlet is owned and operated by a third party.

     Golf Resorts

          We own and operate an exclusive world-class golf course, Shadow Creek, located approximately ten miles north of our Las Vegas Strip resorts. Shadow Creek is ranked 7th in Golf Digest’s ranking of America’s 100 Greatest Public Courses. We also own and operate the Primm Valley Golf Club, located four miles south of Primm in California, which includes two 18-hole championship courses. All of these golf courses were designed by renowned golf course architect Tom Fazio.

Other Resorts

     MGM Grand Detroit

          MGM Grand Detroit is our interim casino facility in Detroit, Michigan. The facility’s interior is decorated in an Art Deco motif with themed bars, a VIP lounge and several restaurants, including our signature upscale restaurant, the Hollywood Brown Derby. The site is conveniently located off the Howard Street exit from the John C. Lodge Expressway in downtown Detroit, and has parking for over 3,000 vehicles in two parking garages and additional on-site covered parking.

     Beau Rivage

          Beau Rivage is a luxurious beachfront resort located on a 41-acre site with 1,400 feet of frontage where Interstate 110 meets the Gulf Coast in Biloxi, Mississippi. The graceful driveway leading to Beau Rivage is lined with intricate gardens and stately oak trees and large trees fill the resort’s skylit atrium lobby. Distinctive restaurants offer a variety of dining experiences, including a café nestled in the atrium gardens, Port House, a steak and seafood restaurant surrounded by tropical fish and coral reefs, and Anna Mae, featuring creative and contemporary Asian cuisine. Adjoining its lavish health spa and salon is a lushly landscaped swimming pool and café overlooking the Gulf of Mexico. Beau Rivage also offers a state-of-the-art convention center, a shopping esplanade, a 1,600-seat theatre and a brew pub with live entertainment. Beau Rivage is rated as a Four Diamond resort by AAA.

     Borgata

          The Borgata Hotel Casino and Spa is located on 29 acres at Renaissance Pointe in Atlantic City, New Jersey and opened July 3, 2003. In addition to its 2,000 guest rooms and suites and extensive gaming floor, Borgata includes several specialty restaurants, retail shops, a European-style health spa, meeting space and unique entertainment venues. Borgata is the first new casino in Atlantic City in over 13 years. We own 50% of the limited liability company that owns Borgata, through our contribution of the underlying land and $133 million of cash to the venture. Boyd Gaming Corporation owns 50% of Borgata through cash contributions of $223 million and also operates the resort. Borgata obtained a $630 million secured bank credit facility, which is non-recourse to MGM MIRAGE, to fund the project costs. Borgata was completed at a cost of approximately $1.1 billion.

     MGM Grand Australia

          MGM Grand Australia is located on 18 acres of beachfront property in Darwin, Northern Territory, Australia. The resort includes a public and private casino, hotel, restaurants and other facilities. We have positioned MGM Grand Australia as a multi-faceted gaming and entertainment facility for the local market and, to a lesser extent, as an exclusive destination resort for international table game customers.

          In February 2004, we entered into an agreement to sell our subsidiaries that own and operate MGM Grand Australia for A$195 (approximately $150 million), subject to certain working capital adjustments. We expect this transaction to be completed by the third quarter of 2004, subject to customary sales conditions and regulatory approvals.

Future Development

     Detroit, Michigan

          The Michigan Gaming Control and Revenue Act provides that not more than three casinos may be licensed at any one time by the State of Michigan and that they be located only in the City of Detroit. In November 1997, MGM Grand Detroit, LLC was selected to develop one of the three authorized hotel-casino complexes. MGM Grand Detroit, Inc., our wholly owned subsidiary, holds a controlling interest in MGM Grand Detroit, LLC. A minority interest in MGM Grand Detroit, LLC is held by Partners Detroit, LLC, a Michigan limited liability company owned by residents and entities located in the Detroit metropolitan area.

          MGM Grand Detroit, LLC has operated an interim casino facility in downtown Detroit since July 1999. In August 2002 the Detroit City Council approved revised development agreements with us and two other developers. The revised development agreement released us and the City from certain of the obligations under the original agreement and significantly changed other provisions of the original agreement.

          We are currently in the process of obtaining land and developing plans for the permanent facility, and currently expect the project to cost approximately $575 million (including land, capitalized interest and preopening expenses, but excluding approximately $115 million of payments to the City under the revised development agreement). The design, budget and schedule of the permanent facility are not finalized, and the ultimate timing, cost and scope of the facility are subject to risks attendant to large-scale projects.

          The ability to construct the permanent casino facility is currently subject to resolution of the Lac Vieux litigation – see “Item 3. Legal Proceedings”. Pending the resolution of this litigation, the 6th Circuit Court of Appeals has issued an injunction, pending appeal, prohibiting the City and the developers from commencing construction pending further action of the 6th Circuit Court. Therefore, we do not know when we will be able to commence construction of, or complete, the permanent facility.

     Atlantic City, New Jersey

          We own approximately 149 acres on Renaissance Pointe in Atlantic City, New Jersey. We obtained the land at Renaissance Pointe through an agreement between Mirage and the City of Atlantic City. In addition, Borgata occupies 29 acres at Renaissance Pointe, including 27 acres it owns and two acres we lease to Borgata. Of the remaining land, approximately 95 acres are suitable for development, and a portion of these acres consists of common roads, landscaping and master plan improvements which we designed and developed as required by our agreement with Boyd.

          On October 16, 2002, we announced the temporary suspension of our development activities on our wholly-owned project on the Renaissance Pointe land in Atlantic City. We must apply for and receive numerous governmental permits and satisfy other conditions before construction of a new resort on the Renaissance Pointe site could begin. No assurance can be given that we will develop a casino resort in New Jersey, or its ultimate schedule, size, configuration or cost if we do develop a casino resort.

     Las Vegas, Nevada

          We own an approximately 50-acre site for future development with over 1,200 feet of frontage on the Las Vegas Strip between Bellagio and Monte Carlo, a part of which is occupied by the Boardwalk. The design, timing and cost of any future development on the site will depend on several factors, including the market’s ability to absorb new hotel-casino resorts on the Las Vegas Strip, competition from gaming outside of Nevada and the ultimate size and scope of the project, among other factors.

          In 2002, we entered into an agreement with Turnberry Associates to develop luxury condominium towers at MGM Grand Las Vegas. We will initially contribute land and up to $3 million to the project for a 50% investment. Turnberry Associates will contribute $9 million, and up to an additional $3 million, in cash and will manage the development and sales process. The venture will obtain construction financing for the remainder of the expected $175 million to $200 million cost of the first tower once sufficient pre-sales have occurred to obtain financing. We will have the opportunity to rent the condominiums to third parties on behalf of owners who elect to have us do so. Depending on market acceptance of the initial tower, we and Turnberry Associates may develop, on similar terms, up to an additional five condominium towers.

     United Kingdom

          In anticipation of reforms to gambling legislation currently being considered by the British government, we have entered into several strategic agreements in the United Kingdom. In May 2003, we purchased a 25% interest in Metro Casinos Limited, which is developing a new casino in Bristol. Metro Casinos Limited is a subsidiary of R J Bown (Holdings) Ltd, the owner of the Westcliff Casino, one of the largest United Kingdom provincial casinos. The Bristol facility is expected to open by March 2004. We received regulatory approval for our investment from the Gaming Board for Great Britain in November 2003.

          In October 2003, we entered into an agreement with Earls Court and Olympia Group, which operates large exhibition and trade show facilities in London, to form a jointly owned company. The entity would develop a large entertainment and gaming facility, which we would operate in space leased from Earls Court and Olympia, to complement the existing Olympia facilities. The agreement is subject to implementation of proposed gaming law reforms and a tax structure acceptable to us, and obtaining required planning and other approvals. We would own 82.5% of the entity.

          In November 2003, we entered into an agreement with Newcastle United PLC to create a 50-50 joint venture which would build a major new mixed-use development, including casino development, on a site in Newcastle’s city centre adjacent to Newcastle United’s football stadium. Newcastle United is one of the leading English Premier League (Soccer) clubs. Construction of the complex is contingent upon implementation of proposed gaming law reforms and a tax structure acceptable to us, and obtaining required planning and other approvals. Newcastle United PLC will contribute the land to the joint venture, and we will make an equity investment and develop and operate the complex, as well as own the casino development in leased premises within the complex.

          In February 2004, we announced an agreement in principle with The British Land Company PLC whereby we would operate a casino in leased premises within a newly developed leisure and entertainment complex adjacent to the Meadowhall Shopping Centre in Sheffield UK. The agreement is subject to implementation of proposed gaming law reforms and a tax structure acceptable to us, and obtaining required planning and other approvals.

     Wembley plc

          In January 2004, we reached an agreement with Wembley plc (“Wembley”) on the terms of a cash acquisition by us of Wembley. We have offered Wembley’s shareholders 750 pence per share, valuing Wembley at $490 million as of the date of the offer. Wembley has no material indebtedness. Wembley’s operations consist of greyhound racing and video lottery terminals (“VLTs”) at its Lincoln Park facility in Rhode Island, three greyhound tracks and one horse racing track in Colorado, and six greyhound tracks in the United Kingdom. A member of the Wembly plc group, Lincoln Park, Inc., and two executives of the Wembly plc group are subject to indictment in Rhode Island. We will purchase Wembley free and clear of the indictment and any related liabilities. Under an agreement with the United States Department of Justice, the indictment will proceed against a new entity funded by Wembley which we will not be acquiring. We expect the transaction to close by the third quarter of 2004, subject to requisite court and shareholder approval, the completion of the Lincoln Park reorganization and receipt of necessary regulatory approvals.

     New York Racing Association

          We have an understanding with the New York Racing Association (“NYRA”) to manage VLTs at NYRA’s Aqueduct horseracing facility in metropolitan New York. We would assist in the development of the facility, including providing project financing, and would manage the facility for a fee. The project is anticipated to cost $135 million. Work was halted on the VLT facility in August 2003 pending the outcome of an investigation of certain aspects of NYRA’s operations by Federal prosecutors. In December 2003, NYRA reached agreement with the Justice Department whereby NYRA was indicted with prosecution deferred. NYRA agreed to pay a fine and the indictment will be dismissed with prejudice upon NYRA implementing certain reforms and otherwise complying with the terms of the agreement. Our participation is subject to a definitive agreement, regulatory approvals and certain legislative changes by the State of New York.

     Other

          We regularly evaluate possible expansion and acquisition opportunities in both the domestic and international markets. These opportunities may include the ownership, management and operation of gaming and other entertainment facilities in Nevada or in states other than Nevada or outside of the United States. We may undertake these opportunities either alone or in cooperation with one or more third parties. Development and operation of any gaming facility in a new jurisdiction is subject to many contingencies. Several of these contingencies are outside of our control and may include the passage of appropriate gaming legislation, the issuance of necessary permits, licenses and approvals, the availability of appropriate financing and the satisfaction of other conditions. We cannot be sure that we will decide or be able to proceed with any acquisition or expansion opportunities.

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

          The principal segments of the Nevada and Mississippi gaming markets are leisure travel, premium gaming customers, conventions, including small meetings and corporate incentive programs, and tour and travel. Bellagio, MGM Grand Las Vegas and The Mirage appeal to the upper end of each market segment, balancing their business by using the convention and tour and travel segments to fill the mid-week and off-peak periods. Our marketing strategy for TI and New York-New York is aimed at attracting middle- to upper-middle-income wagerers, largely from the leisure travel and, to a lesser extent, the tour and travel segments. Boardwalk and Primm Valley Resorts appeal primarily to middle-income customers attracted by room, food and beverage and entertainment prices that are lower than those offered by the major Las Vegas hotel-casinos.

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

          We utilize technology to maximize revenue and efficiency in gaming as well. Our Players Club links seven of our United States resorts, and consolidates all slots and table games activity for customers with a Players Club account. Customers qualify for benefits at all of these resorts, regardless of where they play. We believe that our Players Club enables us to more effectively market to our customers. Almost all of the slot machines at our United States resorts operate with International Game Technology’s EZ-Pay™ cashless gaming system. We believe that this system enhances the customer experience and increases the revenue potential of our slot machines.

Issuance of Markers

          Marker play represents a large portion of the table games volume at Bellagio, MGM Grand Las Vegas and The Mirage. Our other facilities do not emphasize marker play to the same extent, although we offer markers to customers at those casinos as well, with the exception of MGM Grand Australia, where Northern Territory legislation prohibits marker play.

          We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. In Nevada, Mississippi and Michigan, amounts owed for markers which are not timely paid are enforceable under state laws. All other states are required to enforce a judgment for amounts owed for markers which are not timely paid, entered into in Nevada, Mississippi or Michigan, pursuant to the Full Faith and Credit Clause of the United States Constitution. Amounts owed for markers which are not timely paid are not legally enforceable in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. A significant portion of our Company’s accounts receivable, for amounts unpaid resulting from markers which are not collectible through banking channels, is owed by major casino customers from the Far East. The collectibility of unpaid markers is affected by a number of factors, including changes in currency exchange rates and economic conditions in the customers’ home countries.

Supervision of Gaming Activities

          In connection with the supervision of gaming activities at our casinos, we maintain stringent controls on the recording of all receipts and disbursements. These audit and cash controls include:

•	Locked cash boxes on the casino floor;

•	Daily cash and coin counts performed by employees who are independent of casino operations;

•	Constant observation and supervision of the gaming area;

•	Observation and recording of gaming and other areas by closed-circuit television;

•	Constant computer monitoring of our slot machines; and

•	Timely analysis of deviations from expected performance.

Competition

     Las Vegas

          Our Las Vegas casino resorts compete with a large number of other hotel-casinos in the Las Vegas area, including major hotel-casinos on or near the Las Vegas Strip, major hotel-casinos in the downtown area, which is about five miles from the center of the Strip, and several major facilities elsewhere in the Las Vegas area. According to the Las Vegas Convention and Visitors Authority, there were approximately 130,000 guestrooms in Las Vegas at December 31, 2003, up from approximately 127,000 rooms at December 31, 2002. Las Vegas visitor volume was 35.5 million in 2003, a slight increase from the 35.1 million reported for 2002. Additional new hotel-casinos and expansion projects at existing Las Vegas hotel-casinos are under construction or have been proposed. In addition, further expansion of Native American gaming in California is likely. We are unable to determine to what extent increased competition will affect our future operating results.

     Primm, Nevada

          The Primm Valley Resorts compete primarily with two hotel-casinos located 11 miles north along Interstate 15 in Jean, Nevada and with the numerous other hotels and casinos in the Las Vegas area, as well as Native American gaming facilities in Southern California. Since many of our current customers stop at Primm as they are driving on Interstate 15 to and from major casino-hotels located in Las Vegas, we believe that our success at Primm is also favorably influenced by the popularity of the Las Vegas resorts. The expansion of Native American gaming has already had an impact on our Primm Valley Resorts, and the substantial expansion of Native American gaming facilities in California, which is currently anticipated, could have a further adverse effect on the Primm Valley Resorts.

     Detroit

          MGM Grand Detroit competes in this market with two other interim casinos located in Detroit, as well as a government-owned casino located nearby in Windsor, Ontario. There are Native American casinos in Michigan, but none are near the Detroit metropolitan area.

     Biloxi, Mississippi

          Beau Rivage competes with 11 other casinos in the Mississippi Gulf Coast market, nine of which offer hotel accommodations. Gulf Coast casinos also compete in the regional market with a land-based casino in New Orleans and a land-based Native American hotel-casino in central Mississippi. Casinos in the Gulf Coast market also compete for the south Florida market with casinos in the Bahamas. Gulf Coast casinos compete to a lesser extent with a number of casinos in Mississippi and Louisiana.

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

     Other

          Our Company’s facilities also compete for gaming customers with hotel-casino operations located in other areas of the United States and other parts of the world, and for vacationers with non-gaming tourist destinations such as Hawaii and Florida. Our hotel-casinos compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, and other forms of legalized gaming in the United States. In recent years, certain states have legalized, and several other states have considered legalizing, casino gaming. We do not believe that legalization or expansion of casino gaming in those jurisdictions would have a material adverse impact on our operations. However, we do believe that the legalization of large-scale land-based casino gaming in or near certain major metropolitan areas, particularly in California, could have a material adverse effect on the Las Vegas market.

How We Compete

          Our major casino resorts compete on the basis of:

•	Recruiting, training and retaining well-qualified and motivated employees who provide superior and friendly customer service;

•	Offering high-quality guestrooms and dining, entertainment and retail options;

•	Providing unique, “must-see” entertainment attractions;

•	Our marketing and promotional programs; and

•	The superior locations and sites of our resorts.

          The principal negative factors relating to our competitive position are:

•	Our limited geographic diversification (our major resorts are concentrated on the Las Vegas Strip and some of our largest competitors operate in more gaming markets than we do);

•	There are a number of gaming facilities located closer to where our customers live than our resorts;

•	Our guestroom, dining and entertainment prices are often higher than those of most of our competitors in each market, although we believe that the quality of our facilities and services is also higher; and

•	Our hotel-casinos compete to some extent with each other for customers. Bellagio, MGM Grand Las Vegas and The Mirage, in particular, compete for some of the same high-end customers.

Employees and Labor Relations

          As of December 31, 2003, we had approximately 36,000 full-time and 7,000 part-time employees, of which approximately 3,100 full-time employees and 300 part-time employees worked at the Golden Nugget Subsidiaries. At that date, we had collective bargaining contracts with unions covering approximately 17,000 of our employees, of which approximately 1,400 employees worked at the Golden Nugget Las Vegas. We do not have union contracts at Beau Rivage or the Boardwalk. We consider our employee relations to be good.

Regulation and Licensing

     Nevada Government Regulation

          The ownership and operation of casino gaming facilities in Clark County, Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the “Nevada Act”); and (ii) various local regulations. The Company’s gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”) and the Clark County Liquor and Gaming Licensing Board (the “CCLGLB”). The Nevada Commission, the Nevada Board, and the CCLGLB are collectively referred to as the “Nevada Gaming Authorities.”

          The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues; (iii) providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Any change in such laws, regulations and procedures could have an adverse effect on the Company’s gaming operations.

          MGM Grand Hotel, LLC, dba MGM Grand Las Vegas, New York-New York Hotel & Casino, LLC, dba New York-New York Hotel & Casino, The Primadonna Company, LLC, dba Primm Valley Resort, Buffalo Bill’s and Whiskey Pete’s, THE MIRAGE CASINO-HOTEL, dba The Mirage, Bellagio, LLC, dba Bellagio, Treasure Island Corp., dba Treasure Island at The Mirage, Boardwalk Casino, Inc., dba Boardwalk Hotel and Casino, and Victoria Partners, dba Monte Carlo Resort & Casino (collectively referred to as the “Casino Licensees”), operate casinos and are required to be licensed by the Nevada Gaming Authorities. Each gaming license requires the periodic payment of fees and taxes and is not transferable. MGM Grand Las Vegas, New York-New York, The Primadonna Company, LLC and MGM MIRAGE Manufacturing Corp. are also licensed as manufacturers and distributors of gaming devices and the Boardwalk is licensed as a distributor of gaming devices. MGM Grand Las Vegas is also licensed to operate an International Gaming Salon. The Company and certain of its subsidiaries are also licensed as shareholders, members and/or managers of certain corporate and limited liability company Casino Licensees. The Company’s subsidiary MRGS Corp. is licensed as a 50% general partner of Victoria Partners, the joint venture with Mandalay Resort Group that owns and operates Monte Carlo.

          The Company and Mirage are also each required to be registered by the Nevada Commission as a publicly traded corporation (“Registered Corporation”) and as such, each is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder or member of, or receive any percentage of profits from, the Casino Licensees, MGM MIRAGE Manufacturing Corp., or MRGS Corp., without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, Mirage and the foregoing subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

          The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, Mirage, the Casino Licensees, MGM MIRAGE Manufacturing Corp. or MRGS Corp., to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the foregoing subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed by the Nevada Gaming Authorities. Certain officers, directors and key employees of the Company and Mirage who are actively and directly involved in the gaming activities of the foregoing subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability, or the gaming licensee by which the applicant is employed or for whom the applicant serves, must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

          If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or to continue having a relationship with the Company, Mirage, the Casino Licensees, MGM MIRAGE Manufacturing Corp., or MRGS Corp., such company or companies would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company, Mirage or the foregoing subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

          The Company, Mirage, the Casino Licensees, MGM MIRAGE Manufacturing Corp., and MRGS Corp. are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company, Mirage and the foregoing subsidiaries must be reported to or approved by the Nevada Commission.

          If it were determined that the Nevada Act was violated by the Casino Licensees, MGM MIRAGE Manufacturing Corp., or MRGS Corp., the gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, Mirage, the foregoing subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company’s gaming properties and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the Company’s gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company’s gaming operations.

          Any beneficial holder of the Company’s voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of the Company’s voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

          The Nevada Act requires any person who acquires more than 5% of any class of the Company’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of any class of the Company’s voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor” as defined in the Nevada Act, which acquires more than 10% but not more than 15% of any class of the Company’s voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the Company, any change in the corporate charter, bylaws, management, policies or operations of the Company or any of its gaming affiliates, or any other action that the Nevada Commission finds to be inconsistent with holding the Company’s voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

          Under the Nevada Act and under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which intends to acquire not more than 15% of any class of nonvoting securities of a privately held corporation, limited partnership or limited liability company that is also a registered holding or intermediary company or the holder of a gaming license, may apply to the Nevada Commission for a waiver of the usual prior licensing or finding of suitability requirement if such institutional investor holds such nonvoting securities for investment purposes only. An institutional investor shall not be deemed to hold nonvoting securities for investment purposes unless the nonvoting securities were acquired and are held in the ordinary course of business as an institutional investor, do not give the institutional investor management authority, and do not, directly or indirectly, allow the institutional investor to vote for the election or appointment of members of the board of directors, a general partner or manager, cause any change in the articles of organization, operating agreement, other organic document, management, policies or operations, or cause any other action that the Nevada Commission finds to be inconsistent with holding nonvoting securities for investment purposes only. Activities not deemed to be inconsistent with holding nonvoting securities for investment purposes only include: (i) nominating any candidate for election or appointment to the entity’s board of directors or equivalent in connection with a debt restructuring; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the entity’s management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of nonvoting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

          Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, Mirage, the Casino Licensees, MGM MIRAGE Manufacturing Corp., or MRGS Corp., the Company, Mirage or the foregoing subsidiaries (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities for cash at fair market value. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

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

          The Company is required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company’s and Mirage’s stock certificates to bear a legend indicating that such securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on either the Company or Mirage.

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

          Under the Nevada Act, none of the Casino Licensees, MGM MIRAGE Manufacturing Corp., or MRGS Corp., may guarantee a security issued by the Company or Mirage pursuant to a public offering, or pledge their assets to secure the payment or performance of the obligations evidenced by such a security issued by the Company or Mirage, without the prior approval of the Nevada Commission. Similarly, neither the common stock nor other ownership interests of the Casino Licensees, MGM MIRAGE Manufacturing Corp., or MRGS Corp., may be pledged, nor may the pledge of such common stock or other ownership interests foreclose on such a pledge, without the prior approval of the Nevada Commission. Restrictions on the transfer of any equity security issued by the Casino Licensees, MGM MIRAGE Manufacturing Corp., or MRGS Corp., and agreements not to encumber such securities, are ineffective without the prior approval of the Nevada Commission.

          On January 22, 2004, the Nevada Commission granted the Company and Mirage prior approval to make public offerings for a period of 18 months, subject to certain conditions (the “Shelf Approval”). The Shelf Approval also includes approval for the Company and Mirage to place restrictions on the transfer of any equity security issued to the Casino Licensees, MGM MIRAGE Manufacturing Corp., or MRGS Corp., and to enter into agreements not to encumber such securities, pursuant to any public offering made under the Shelf Approval. However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

          The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defensive tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated.

          The Nevada Act also requires prior approval of a plan of recapitalization proposed by a Registered Corporation’s board of directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purpose of acquiring control of the Registered Corporation.

          License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to Clark County. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. The tax on gross revenues received is generally 6.75%. An excise tax is also paid by the Casino Licensees on charges for admission to any facility where certain forms of live entertainment are provided. Nevada licensees that hold a license as a manufacturer or a distributor, such as MGM Grand Las Vegas, New York-New York, The Primadonna Company, LLC, the Boardwalk and MGM MIRAGE Manufacturing Corp., also pay certain fees and taxes to the State of Nevada.

          Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, “Licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in any activity or enter into any association that is unsuitable because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada, engage in any activity or enter into any association that interferes with the ability of the State of Nevada to collect gaming taxes and fees, or employ, contract with or associate with any person in the foreign gaming operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability, or who has been found guilty of cheating at gambling.

          The sale of alcoholic beverages by the Casino Licensees is subject to licensing, control and regulation by the applicable local authorities. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the Company’s operations.

          Pursuant to a 1985 agreement with the United States Department of the Treasury (the “Treasury”) and provisions of the Money Laundering Suppression Act of 1994, the Nevada Commission and the Nevada Board have authority, under Regulation 6A of the Nevada Act, to enforce their own cash transaction reporting laws applicable to casinos which substantially parallel the federal Bank Secrecy Act. The Nevada Act requires gaming licensees to monitor receipts and disbursements of currency related to cash purchases of chips, cash wagers, cash deposits or cash payment of gaming debts in excess of $10,000 in a 24-hour period, and file reports of such transactions with the United States Internal Revenue Service. Casinos are required to file suspicious activity reports with the Treasury and provide copies thereof to the Nevada Board. Nevada casinos are required to meet the reporting and record keeping requirements of Treasury regulations recently amended by the USA PATRIOT Act of 2001.

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

          The Michigan Act creates the Michigan Gaming Control Board and authorizes it to grant casino licenses to not more than three applicants who have entered into development agreements with the City of Detroit. The Michigan Board is granted extensive authority to conduct background investigations and determine the suitability of casino license applicants, affiliated companies, officers, directors, or managerial employees of applicants and affiliated companies and persons or entities holding a one percent or greater direct or indirect interest in an applicant or affiliated company. Institutional investors holding less than certain specified amounts of debt or equity securities are exempted from meeting the suitability requirements of the Michigan Act, provided such securities are issued by a publicly traded corporation, such as MGM MIRAGE, and the securities were purchased for investment purposes only and not for the purpose of influencing or affecting the affairs of the issuer. Any person who supplies goods or services to a casino licensee which are directly related to, used in connection with, or affecting gaming, and any person who supplies other goods or services to a casino licensee on a regular and continuing basis, must obtain a supplier’s license from the Michigan Board. In addition, any individual employed by a casino licensee or by a supplier licensee whose work duties are related to or involved in the gambling operation or are performed in a restricted area or a gaming area of a casino must obtain an occupational license from the Michigan Board.

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

          The Michigan Board may, among other things, revoke, suspend or restrict a casino license. Substantial fines or forfeiture of assets for violations of gaming or liquor control laws or rules may also be levied against a casino licensee. In the event that a casino license is revoked or suspended for more than 120 days, the Michigan Act provides for the appointment of a conservator who, among other things, is required to sell or otherwise transfer the assets of the casino licensee or former licensee to another person or entity who meets the requirements of the Michigan Act for licensure, subject to certain approvals and consultations.

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

          The Michigan Liquor Control Commission licenses, controls and regulates the sale of alcoholic beverages by the MGM Grand Detroit casino pursuant to the Michigan Liquor Control Act. The Michigan Act also requires that casinos sell and distribute alcoholic beverages in a manner consistent with the Michigan Liquor Control Act.

          The Detroit City Council enacted an ordinance entitled “Casino Gaming Authorization and Casino Development Agreement Certification and Compliance.” The ordinance authorizes casino gaming only by operators who are licensed by the Michigan Board and are parties to a development agreement which has been approved and certified by the City Council and is currently in effect, or are acting on behalf of such parties. The development agreement among the City of Detroit, MGM Grand Detroit, LLC and the Economic Development Corporation of Detroit has been so approved and certified and is currently in effect. The ordinance requires each casino operator to submit to the Mayor of Detroit and to the City Council periodic reports regarding the operator’s compliance with its development agreement or, in the event of non-compliance, reasons for non-compliance and an explanation of efforts to comply. The ordinance requires the Mayor of Detroit to monitor each casino operator’s compliance with its development agreement, to take appropriate enforcement action in the event of default and to notify the City Council of defaults and enforcement action taken; and, if a development agreement is terminated, it requires the City Council to transmit notice of such action to the Michigan Board within five business days along with Detroit’s request that the Michigan Board revoke the relevant operator’s certificate of suitability or casino license. If a development agreement is terminated, the Michigan Act requires the Michigan Board to revoke the relevant operator’s casino license upon the request of Detroit.

          The administrative rules of the Michigan Board prohibit a casino licensee or a holding company or affiliate that has control of a casino licensee in Michigan from entering into a debt transaction affecting the capitalization or financial viability of its Michigan casino operation without prior approval from the Michigan Board. On October 14, 2003, the Michigan Board authorized MGM Grand Detroit, LLC to borrow under the Company’s credit facilities for the purpose of financing the development of its permanent casino and the future expansion thereof, maintenance capital expenditures for its temporary and permanent casinos and the cost of renovating the temporary casino facility for adaptive re-use and/or sale following the completion of the permanent casino, and to secure such borrowings with liens upon substantially all of its assets. In the same order, the Michigan Board authorized MGM Grand Detroit, Inc. to pledge its equity interest in MGM Grand Detroit, LLC to secure such borrowings.

          The Michigan Act effectively provides that each of the three casinos in Detroit shall pay a wagering tax equal to 18% of its adjusted gross receipts, to be paid 8.1% to Michigan and 9.9% to Detroit, an annual municipal service fee equal to the greater of $4 million or 1.25% of its adjusted gross receipts to be paid to Detroit to defray its cost of hosting casinos and an annual assessment, as adjusted based upon a consumer price index, in the initial amount of approximately $8.3 million to be paid by each casino to Michigan to defray its regulatory enforcement and other casino-related costs. These payments are in addition to the taxes, fees and assessments customarily paid by business entities situated in Detroit.

     Mississippi Government Regulation

          We conduct our Mississippi gaming operations through an indirect subsidiary, Beau Rivage Resorts, Inc., which owns and operates Beau Rivage in Biloxi, Mississippi. The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission.

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

          The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission. Changes in Mississippi law or the regulations or the Mississippi Gaming Commission’s interpretations thereof may limit or otherwise materially affect the types of gaming that may be conducted, and could have a material adverse effect on us and our Mississippi gaming operations.

          The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. As of January 1, 2004, dockside gaming was permissible in nine of the 14 eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi.

          Beau Rivage Resorts and Beau Rivage Distribution Corp. (“BRDC”), a subsidiary of Beau Rivage Resorts, are subject to the licensing and regulatory control of the Mississippi Gaming Commission. Beau Rivage Resorts is licensed as a Mississippi gaming operator, and BRDC is licensed as a Mississippi distributor of gaming devices. Gaming licenses require the periodic payment of fees and taxes and are not transferable. Gaming licenses are issued for a maximum term of three years and must be renewed periodically thereafter. Beau Rivage Resorts received its Mississippi gaming license on June 20, 1996 and a renewal on June 21, 1998. BRDC received its Mississippi distributor’s license on August 20, 1998. On May 18, 2000, the Mississippi Gaming Commission renewed the licenses of both Beau Rivage Resorts and BRDC for terms of three years each, effective June 22, 2000. On May 21, 2003, the Mississippi Gaming Commission renewed the licenses of Beau Rivage Resorts and BRDC effective June 23, 2003 through June 22, 2006.

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

          At any time, the Mississippi Gaming Commission has the power to investigate and require a finding of suitability of any record or beneficial stockholders of a publicly traded corporation registered with the Mississippi Gaming Commission, regardless of the percentage of ownership. Mississippi law requires any person who acquires more than 5% of the voting securities of a publicly traded corporation registered with the Mississippi Gaming Commission to report the acquisition to the Mississippi Gaming Commission, and that person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the voting securities of such a company, as reported to the Mississippi Gaming Commission, must apply for a finding of suitability by the Mississippi Gaming Commission. An applicant for finding of suitability must pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation. The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered public or private company’s voting securities. However, the Mississippi Gaming Commission has adopted a regulation that permits certain institutional investors to own beneficially up to 15% and, under certain circumstances, up to 19%, of a registered or licensed company’s voting securities without a finding of suitability.

          Under the regulations, an “institutional investor,” as defined therein, may apply to the Executive Director of the Mississippi Gaming Commission for a waiver of a finding of suitability if such institutional investor (i) beneficially owns up to 15% (or, in certain circumstances, up to 19%) of the voting securities of a registered or licensed company, and (ii) holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered or licensed company, any change in the registered or licensed company’s corporate charter, bylaws, management, policies or operations of the registered public or private company or any of its gaming affiliates, or any other action which the Mississippi Gaming Commission finds to be inconsistent with holding the registered or licensed company’s voting securities for investment purposes only.

          Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting, directly or indirectly through the delivery of a proxy furnished by the board of directors, on all matters voted upon by the holders of such voting securities;

•	serving as a member of any committee of creditors or security holders formed in connection with a debt restructuring;

•	nominating any candidate for election or appointment to the board of directors in connection with a debt restructuring;

•	accepting appointment or election (or having a representative accept appointment or election) as a member of the board of directors in connection with a debt restructuring and serving in that capacity until the conclusion of the member’s term;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and

•	such other activities as the Mississippi Gaming Commission may determine to be consistent with such investment intent.

          If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The Mississippi Gaming Commission may at any time dissolve, suspend, condition, limit or restrict a finding of suitability to own a registered public company’s equity interests for any cause it deems reasonable.

          We may be required to disclose to the Mississippi Gaming Commission upon request the identities of the holders of any debt or other securities. In addition, under the Mississippi Act, the Mississippi Gaming Commission may, in its discretion, require holders of debt securities of registered corporations to file applications, investigate the holders, and require the holders to be found suitable to own the debt securities.

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

          Substantially all loans, leases, sales of securities and similar financing transactions by a licensed gaming subsidiary must be reported to or approved by the Mississippi Gaming Commission. A licensed gaming subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities if it obtains the prior approval of the Mississippi Gaming Commission. We may not make a public offering of our securities without the prior approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. The approval, if given, does not constitute a recommendation or approval of the accuracy or adequacy of the prospectus or the investment merits of the securities subject to the offering. On September 24, 2003, the Mississippi Gaming Commission granted us a waiver of the prior approval requirement for our securities offerings for a period of two years, subject to certain conditions. The waiver may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Executive Director of the Mississippi Gaming Commission.

          Under the regulations of the Mississippi Gaming Commission, Beau Rivage Resorts and BRDC may not guarantee a security issued by MGM MIRAGE pursuant to a public offering, or pledge their assets to secure payment or performance of the obligations evidenced by such a security issued by MGM MIRAGE, without the prior approval of the Mississippi Gaming Commission. Similarly, MGM MIRAGE may not pledge the stock or other ownership interests of Beau Rivage Resorts or BRDC, nor may the pledgee of such ownership interests foreclose on such a pledge, without the prior approval of the Mississippi Gaming Commission. Moreover, restrictions on the transfer of an equity security issued by Beau Rivage Resorts or BRDC and agreements not to encumber such securities granted by MGM MIRAGE are ineffective without the prior approval of the Mississippi Gaming Commission. The waiver of the prior approval requirement for MGM MIRAGE’s securities offerings received from the Mississippi Gaming Commission on October 15, 2001 includes a waiver of the prior approval requirement for such guarantees, pledges and restrictions of Beau Rivage Resorts and BRDC, subject to certain conditions.

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

          The Mississippi Legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defensive tactics that affect corporate gaming licensees in Mississippi and corporations whose stock is publicly traded that are affiliated with those licensees may be injurious to stable and productive corporate gaming. The Mississippi Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi’s gaming industry and to further Mississippi’s policy to assure the financial stability of corporate gaming operators and their affiliates, preserve the beneficial aspects of conducting business in the corporate form, and promote a neutral environment for the orderly governance of corporate affairs.

          MGM MIRAGE may be required to obtain approval from the Mississippi Gaming Commission before it may make exceptional repurchases of voting securities in excess of the current market price of its common stock (commonly called “greenmail”) or before it may consummate a corporate acquisition opposed by management. The regulations also require prior approval by the Mississippi Gaming Commission if MGM MIRAGE adopts a plan of recapitalization proposed by its Board of Directors opposing a tender offer made directly to the stockholders for the purpose of acquiring control of MGM MIRAGE.

          Neither MGM MIRAGE nor Beau Rivage Resorts may engage in gaming activities in Mississippi while MGM MIRAGE, Beau Rivage Resorts and/or persons found suitable to be associated with the gaming license of Beau Rivage Resorts conduct gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may require that it have access to information concerning MGM MIRAGE’s and its affiliates’ out-of-state gaming operations. Gaming operations in Nevada were approved when Beau Rivage Resorts was first licensed in Mississippi. MGM MIRAGE has received waivers of foreign gaming approval from the Mississippi Gaming Commission for the conduct of gaming operations in Michigan, New Jersey, Northern Territory – Australia, Mpumalanga and Gauteng Provinces – Republic of South Africa (where we no longer engage in gaming operations), California, New York and the United Kingdom, and for cruises with Royal Caribbean Cruise Lines or Carnival Cruise Lines which originate from the United States, and may be required to obtain the approval or a waiver of such approval from the Mississippi Gaming Commission before engaging in any additional future gaming operations outside of Mississippi.

          If the Mississippi Gaming Commission decides that a licensed gaming subsidiary violated a gaming law or regulation, the Mississippi Gaming Commission could limit, condition, suspend or revoke the license of the subsidiary. In addition, we, the licensed subsidiary and the persons involved could be subject to substantial fines for each separate violation. A violation under any of MGM MIRAGE’s other operating subsidiaries’ gaming licenses may be deemed a violation of Beau Rivage Resorts’ gaming license. Because of a violation, the Mississippi Gaming Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of Beau Rivage Resorts’ gaming license or MGM MIRAGE’s registration as a publicly traded holding company of Beau Rivage Resorts, or the appointment of a supervisor could, and the revocation of any gaming license or registration would, materially adversely affect our Mississippi gaming operations.

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

          The license fee payable to the State of Mississippi is based upon “gaming receipts,” generally defined as gross receipts less payouts to customers as winnings, and generally equals 8% of gaming receipts. These license fees are allowed as a credit against our Mississippi income tax liability for the year paid. The gross revenue fee imposed by the Mississippi cities and counties in which casino operations are located is in addition to the fees payable to the State of Mississippi and equals approximately 4% of the gaming receipts.

          The Mississippi Gaming Commission adopted a regulation in 1994 requiring as a condition of licensure or license renewal that a gaming establishment’s plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 25% of the casino cost. Infrastructure facilities are defined in the regulation to include a hotel with at least 250 rooms, theme park, golf course and other similar facilities. With the opening of its resort hotel and other amenities, Beau Rivage Resorts is in compliance with this requirement. On January 21, 1999, the Mississippi Gaming Commission adopted an amendment to this regulation which increased the infrastructure requirement to 100% from the existing 25%; however, the regulation grandfathers existing licensees and applies only to new casino projects and casinos that are not operating at the time of acquisition or purchase, and would therefore not apply to Beau Rivage Resorts. In any event, Beau Rivage would comply with such requirement.

          Both the local jurisdiction and the Alcoholic Beverage Control Division of the Mississippi State Tax Commission license, control and regulate the sale of alcoholic beverages by Beau Rivage Resorts. Beau Rivage is in an area designated as a special resort area, which allows casinos located therein to serve alcoholic beverages on a 24-hour basis. The Alcoholic Beverage Control Division requires that the key officers and managers of MGM MIRAGE and Beau Rivage Resorts and all owners of more than 5% of Beau Rivage Resorts’ equity submit detailed personal, and in some instances, financial information to the Alcoholic Beverage Control Division and be investigated and licensed. All such licenses are non-transferable. The Alcohol Beverage Control Division has the full power to limit, condition, suspend or revoke any license for the service of alcoholic beverages or to place a licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse effect upon the casino’s operations.

     Australia Government Regulation

          The Northern Territory of Australia has comprehensive laws and regulations governing the conduct of gaming. Our Australian operations are subject to the Northern Territory Gaming Control Act and regulations promulgated thereunder and to the licensing and general control of the Minister for Racing, Gaming and Licensing and the Director of Licensing. MGM Grand Australia Pty Ltd. and Diamond Leisure Pty Ltd (a subsidiary of MGM Grand Australia Pty Ltd operating as MGM Grand Darwin) have entered into a casino operator’s agreement with the Minister pursuant to which Diamond Leisure Pty Ltd was granted a license to conduct casino gaming on an exclusive basis through June 30, 2015 in the northern half of the Northern Territory (which includes Darwin, its largest city, where MGM Grand Australia is located). The license provides for a tax payable to the Northern Territory government on gross profits derived from gaming, including gaming devices. The license is not exclusive with respect to gaming devices, and the Minister may permit such devices to be placed in limited numbers in locations not operated by Diamond Leisure Pty Ltd or MGM Grand Australia. However, under the license, through June 30, 2005 a portion of the operators’ win on such gaming devices is to be offset against gaming tax otherwise payable by MGM Grand Australia.

          The license may be terminated if Diamond Leisure Pty Ltd breaches the casino operator’s agreement or the Northern Territory law or fails to operate in accordance with the requirements of the license. The Northern Territory authorities have the right under the Northern Territory law, the casino operator’s agreement and the license to monitor and approve virtually all aspects of the conduct of gaming by Diamond Leisure Pty Ltd.

          Additionally, under the terms of the license, the Minister has the right to approve the directors and corporate secretary of MGM MIRAGE and its subsidiaries that own or operate the MGM Grand Darwin Casino, as well as changes in the ownership or corporate structure of such subsidiaries. Diamond Leisure Pty Ltd is required to file with the Northern Territory authorities copies of all documents required to be filed by MGM MIRAGE or any of its subsidiaries with the Nevada gaming authorities, if the documents relate in any way to the MGM Grand Darwin Casino, Diamond Leisure’s conduct of the casino or the casino site. In the event of any person becoming the beneficial owner of 10% or more of our stock, the Minister must be so notified and may investigate the suitability of such person. If the Minister determines such person to be unsuitable, and following such determination such person remains the beneficial owner of 10% or more of our stock, that circumstance would constitute a default under the license.

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

          On June 11, 2003, the New Jersey Commission issued a casino license to the Borgata Hotel Casino & Spa and found MGM MIRAGE and certain of our wholly-owned subsidiaries, and their then officers, directors, and 5% or greater shareholders suitable.

          The New Jersey Act further provides that each person who directly or indirectly holds any beneficial interest in or ownership of the securities issued by a casino licensee or any of its intermediary or holding companies, those persons who, in the opinion of the New Jersey Commission, have the ability to control the casino licensee or its intermediary or holding companies or elect a majority of the board of directors of such companies, other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business, lenders and underwriters of such companies are required to be qualified by the New Jersey Commission. However, with respect to a holding company such as MGM MIRAGE, a waiver of qualification may be granted by the New Jersey Commission, with the concurrence of the Director of the New Jersey Division, if the New Jersey Commission determines that such persons or entities are not significantly involved in the activities of a casino licensee and in the case of security holders, do not have the ability to control MGM MIRAGE or elect one or more of its directors. There exists a rebuttable presumption that any person holding 5% or more of the equity securities of a casino licensee’s intermediary or holding company or a person having the ability to elect one or more of the directors of such a company has the ability to control the company and thus must obtain qualification from the New Jersey Commission.

          Notwithstanding this presumption of control, the New Jersey Act provides for a waiver of qualification for passive “institutional investors,” as defined by the New Jersey Act, if the institutional investor purchased publicly traded securities for investment purposes only and where such securities constitute less than 10% of the equity securities of a casino licensee’s holding or intermediary company or debt securities of a casino licensee’s holding or intermediary company representing a percentage of the outstanding debt of such company not exceeding 20% or a percentage of any issue of the outstanding debt of such company not exceeding 50%. The waiver of qualification is subject to certain conditions including, upon request of the New Jersey Commission, filing a certified statement that the institutional investor has no intention of influencing or affecting the affairs of the issuer, except that an institutional investor holding voting securities shall be permitted to vote on matters put to a vote of the holders of outstanding voting securities. Additionally, a waiver of qualification may also be granted to institutional investors holding a higher percentage of securities of a casino licensee’s holding or intermediary company upon a showing of good cause.

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

          If the New Jersey Commission should find a security holder to be unqualified to be a holder of securities of a casino licensee or holding company, the New Jersey Commission shall take any necessary action to protect the public interest, including the suspension or revocation of the casino license, except that if the disqualified person is the holder of securities of a publicly traded holding company, the New Jersey Commission shall not take action against the casino license if:

•	the holding company has the corporate charter provisions concerning divestiture of securities by disqualified owners required by the New Jersey Act;

•	the holding company has made good faith efforts, including the pursuit of legal remedies, to comply with any order of the New Jersey Commission; and

•	the disqualified holder does not have the ability to control the company or elect one or more members of the company’s board of directors.

          If the New Jersey Commission determines that a casino licensee has violated the New Jersey Act or regulations, or if any security holder of MGM MIRAGE or a casino licensee who is required to be qualified under the New Jersey Act is found to be disqualified but does not dispose of the securities, a casino licensee could be subject to fines or its license could be suspended or revoked. If a casino licensee’s license is revoked after issuance, the New Jersey Commission could appoint a conservator to operate and to dispose of the hotel-casino facilities operated by such casino licensee. Net proceeds of a sale by a conservator and net profits of operations by a conservator, at least up to an amount equal to a fair return on investment which is reasonable for casinos or hotels, would be paid to us.

          The New Jersey Act imposes an annual tax of 8% on gross casino revenues, as defined in the New Jersey Act, a 4.25% tax on the value of rooms, food beverage or entertainment provided at no cost or a reduced price, a $3 tax per day on each occupied hotel room, a $3 parking tax per day and, through June 30, 2006, a 7.5% tax on “adjusted net income”, as defined in the New Jersey Act, subject to certain minimums and limitations. In addition, casino licensees are required to invest 1.25% of gross casino revenues for the purchase of bonds to be issued by the Casino Reinvestment Development Authority or make other approved investments equal to that amount. In the event the investment requirement is not met, the casino licensee is subject to a tax in the amount of 2.5% on gross casino revenues. The New Jersey Commission has established fees for the issuance or renewal of casino licenses and hotel-casino alcoholic beverage licenses and an annual license fee on each slot machine.

          In addition to compliance with the New Jersey Act and regulations relating to gaming, any property built in Atlantic City by us must comply with the New Jersey and Atlantic City laws and regulations relating to, among other things, the Coastal Area Facilities Review Act, construction of buildings, environmental considerations and the operation of hotels. Any changes to such laws or the laws regarding gaming could have an adverse effect on the Company.

Factors that May Affect Our Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

          This Form 10-K and our 2003 Annual Report to Stockholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, new projects, future performance, the outcome of contingencies such as legal proceedings and future financial results. From time to time, we also provide oral or written forward-looking statements in our Forms 10-Q and 8-K, press releases and other materials we release to the public. Any or all of our forward-looking statements in this Form 10-K, in our 2003 Annual Report to Stockholders and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this Form 10-K — for example, government regulation and the competitive environment — will be important in determining our future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may differ materially.

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

•	We have significant indebtedness. At December 31, 2003, we had approximately $5.5 billion of indebtedness, which increased from approximately $5.2 billion at December 31, 2002. The interest rate on a large portion of our long-term debt is subject to fluctuation based on changes in short-term interest rates and the ratings which national rating agencies assign to our outstanding debt securities. Our bank credit agreements and the indentures governing our debt securities do not prohibit us from borrowing additional funds in the future. Our interest expense could increase as a result of these factors. Additionally, our indebtedness could increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for or reacting to changes in our business and industry, limit our ability to borrow additional funds and place us at a competitive disadvantage compared to other less leveraged competitors. Our ability to reduce our outstanding debt will be subject to our future cash flows, other capital requirements and other factors, some of which are not within our control.

•	We operate in a very competitive environment, particularly in Las Vegas. To the extent that hotel room capacity is expanded by others in a market where our hotel-casinos are located, competition will increase. A new casino resort is under construction on the Las Vegas Strip and is scheduled to open in 2005, which will likely increase competition for our Las Vegas Strip resorts. The business of our Nevada hotel-casinos might also be adversely affected if gaming operations of the type conducted in Nevada were to be permitted under the laws of other states, particularly California. Similarly, legalization of gaming in any jurisdiction located near Detroit or Atlantic City, or the establishment of new large-scale gaming operations on nearby Native American reservations, could adversely affect MGM Grand Detroit, Borgata or any future planned Atlantic City operations. Expansion of gaming activities in the Gulf Coast region, such as the planned Hard Rock Casino in Biloxi, could have an adverse effect on Beau Rivage.

•	Voters in California approved an amendment to the California constitution in March 2000 that gave Native American tribes in California the right to offer a limited number of slot machines and a range of house-banked card games. More than 60 compacts had been approved by the federal government as of December 31, 2003, and casino-style gaming is legal in California on those tribal lands. According to the California Gambling Control Commission, there were more than 50 operating tribal casinos in California at November 19, 2003. The expansion of Native American gaming in California has already impacted our Primm Valley Resorts. Several initiatives have been proposed which would, if approved, expand the scope of gaming in California. Such expansion of gaming in California could have an adverse impact on our results of operations.

•	The ownership and operation of gaming facilities are subject to extensive federal, state, provincial and local laws, regulations and ordinances, which are administered by the relevant regulatory agencies in each jurisdiction. Changes in applicable laws, regulations or ordinances could have a significant effect on our operations. In addition, we are subject to various gaming taxes, which are subject to possible increase at any time. For instance, legislatures in Nevada and New Jersey recently approved measures to increase taxes on gaming companies in those states.

•	We operate an interim casino in Detroit, Michigan under a revised development agreement with the City. We are committed to building a larger permanent hotel/casino facility. The revised development agreement contemplates that our permanent casino facility will open by January 2006. We are currently in the process of obtaining land and developing plans for the permanent facility, and currently expect the project to cost approximately $575 million (including land, capitalized interest and preopening expenses, but excluding approximately $115 million of payments to the City under the revised development agreement). The design, budget and schedule of the permanent facility are not finalized, and the ultimate timing, cost and scope of the facility is subject to risks attendant to large-scale projects. The ability to construct the permanent casino facility is currently subject to resolution of the Lac Vieux litigation. Pending the resolution of this litigation, the 6th Circuit Court of Appeals has issued an injunction, pending appeal, prohibiting the City and the developers from commencing construction pending further action of the 6th Circuit Court. Therefore, we do not know when we will be able to commence construction of, or complete, the permanent facility.

•	Our business is affected by general economic and market conditions, both in the markets in which we operate and in the locations our customers reside. Bellagio, MGM Grand Las Vegas and The Mirage are particularly affected by economic conditions in the Far East, and all of our Nevada resorts are affected by economic conditions in the United States, and California in particular. A recession or economic slowdown could cause a reduction in visitation to our resorts, which would adversely affect our operating results.

•	We are a large consumer of electricity and other energy. Accordingly, increases in energy costs, such as those experienced recently in Nevada, have a negative impact on our operating results. Additionally, higher energy and gasoline prices which affect our customers may result in reduced visitation to our resorts and a reduction in our revenues.

•	Many of our customers travel by air. As a result, the cost and availability of air service and the impact of events like those of September 11, 2001, can affect our business. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of our customers reside. Capacity restraints of that highway or any other traffic disruptions may affect the number of customers who visit our facilities.

•	The events of September 11, 2001, and the potential for future terrorist attacks or acts of war or hostility, have created many economic and political uncertainties that could adversely impact our business levels and results of operations. Leisure and business travel, especially travel by air, remain particularly susceptible to global geopolitical events. Furthermore, although we have been able to purchase some insurance coverage for certain types of terrorist acts, insurance coverage against loss or business interruption resulting from war and some forms of terrorism continues to be unavailable.

•	Our plans for future construction can be affected by a number of factors, including time delays in obtaining necessary governmental permits and approvals and legal challenges. We may make changes in project scope, budgets and schedules for competitive, aesthetic or other reasons, and these changes may also result from circumstances beyond our control. These circumstances include weather interference, shortages of materials and labor, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated cost increases. Any of these circumstances could give rise to delays or cost overruns. Major expansion projects at our existing resorts can also result in disruption of our business during the construction period.

•	Claims have been brought against us and our subsidiaries in various legal proceedings, and additional legal and tax claims arise from time to time. It is possible that our cash flows and results of operations could be affected by the resolution of these claims. We believe that the ultimate disposition of current matters will not have a material impact on our financial condition or results of operations. Please see the further discussion under “Legal Proceedings” in Item 3 of this Form 10-K.

•	There is intense competition to attract and retain qualified management and other employees in the gaming industry. Our inability to recruit or retain personnel could adversely affect our business.

•	Tracinda Corporation beneficially owns approximately 57% of our outstanding common stock as of December 31, 2003. As a result, Tracinda Corporation has the ability to elect our entire Board of Directors and determine the outcome of other matters submitted to our stockholders, such as the approval of significant transactions.

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

Executive Officers of the Registrant

          The following table sets forth, as of February 13, 2004, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position

J. Terrence Lanni	60	Chairman and Chief Executive Officer

James J. Murren	42	President, Chief Financial Officer, Treasurer and Director

John T. Redmond	45	President and Chief Executive Officer of MGM Grand Resorts, LLC and Director

Robert H. Baldwin	53	President and Chief Executive Officer of Mirage Resorts, Incorporated and Director

Gary N. Jacobs	58	Executive Vice President, General Counsel, Secretary and Director

William J. Hornbuckle	46	Executive Vice President—Marketing

Alan Feldman	45	Senior Vice President—Public Affairs

Phyllis A. James	51	Senior Vice President and Senior Counsel

Cynthia Kiser Murphey	46	Senior Vice President—Human Resources

Glenn D. Bonner	52	Vice President—Chief Information Officer

Daniel J. D’Arrigo	35	Vice President—Finance

Kyle Edwards	51	Vice President—Security

Anthony Gladney	39	Vice President—National Diversity Relations

Shelley A. Mansholt	41	Vice President—Corporate Communications

Punam Mathur	43	Vice President—Corporate Diversity and Community Affairs

Jennifer D. Michaels	35	Vice President—Public Relations

Robert W. Rudloff	45	Vice President—Internal Audit

Shawn T. Sani	38	Vice President—Taxes

Robert C. Selwood	48	Vice President—Accounting

Bryan L. Wright	40	Vice President, Assistant General Counsel and Assistant Secretary

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

          Mr. Redmond has served as President and Chief Executive Officer of MGM Grand Resorts, LLC since March 2001. He served as Co-Chief Executive Officer of the Company from December 1999 to March 2001. He served as President and Chief Operating Officer of Primadonna Resorts from March 1999 to December 1999. He served as Vice Chairman of MGM Grand Detroit, LLC from April 1998 to February 2000, and as its Chairman since February 2000. He served as Senior Vice President of MGM Grand Development, Inc. from August 1996 to September 1998. Prior thereto, he was Senior Vice President and Chief Financial Officer of Caesars World, Inc.’s Caesars Palace and Desert Inn hotel-casinos and served in various other senior operational and development positions with Caesars World, Inc.

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

          Mr. Hornbuckle has served as Executive Vice President—Marketing of the Company since July 2001. He served as President and Chief Operating Officer of MGM Grand Las Vegas from October 1998 to July 2001. He served as Executive Vice President of Operations of MGM Grand Las Vegas from April 1998 to October 1998. Prior thereto, he served as President and Chief Operating Officer of Planet Hollywood Hotel and served in various other senior operational positions with Caesars World, Inc. and TI.

          Mr. Feldman has served as Senior Vice President—Public Affairs of the Company since September 2001. He served as Vice President — Public Affairs of the Company from June 2000 to September 2001, and served as Vice President of Public Affairs for Mirage from March 1990 through May 2000.

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

          Mr. D’Arrigo has served as Vice President—Finance of the Company since December 2000. He served as Assistant Vice President of the Company from January 2000 through December 2000. Prior thereto, he served as Director of Corporate Finance of the Company from January 1997 through January 2000 and as Manager of Corporate Finance of the Company from October 1995 through January 1997.

          Mr. Edwards has served as Vice President—Security of the Company since December 1999. Prior thereto, he served as Deputy Chief of the Patrol Division and Investigative Services Division of the Las Vegas Metropolitan Police Department (“LVMPD”), having served in various other senior capacities with the LVMPD since 1973.

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

          Mr. Rudloff has served as Vice President—Internal Audit of the Company since June 2003. Prior thereto, he served as a Director of Internal Audit Services for PricewaterhouseCoopers, LLP from January 1998 to June 2003 and as Corporate Director of Internal Audit for Trump Hotels & Casino Resorts, Inc. from June 1996 to January 1998.

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

Available Information

          We maintain a website, www.mgmmirage.com, which includes financial and other information for investors. We provide access to our SEC filings on our website, free of charge, through a link to the SEC’s EDGAR database. Through that link, our filings are available as soon as reasonably practicable after we file the documents.

ITEM 2. PROPERTIES

          Substantially all of the Company’s assets other than assets of its foreign subsidiaries and certain assets in use at MGM Grand Detroit have been pledged as collateral for our senior notes and principal credit facilities. These notes and facilities had outstanding balances of approximately $4.4 billion at December 31, 2003.

          Bellagio occupies an approximately 90-acre site. We own the entire site except for one acre which we lease under a ground lease that expires (giving effect to our options to renew) in 2073. Our principal executive offices are located at Bellagio. MGM Grand Las Vegas occupies an approximately 116-acre site which we own – we will contribute 3 acres to the venture formed with Turnberry Associates to develop luxury condominium towers. The Mirage and TI share an approximately 100-acre site which we own. New York-New York occupies an approximately 20-acre site which we own.

          The Primm Valley Resorts are located on approximately 143 acres. We lease substantially all of the land under a ground lease that expires (giving effect to our renewal option) in 2068. We own approximately 16 acres immediately north of Buffalo Bill’s. We also own approximately 573 acres in California, four miles south of Primm, which is the location of the Primm Valley Golf Club. Approximately 125 of these acres remain available for future development. Primm Valley Resorts are not served by a municipal water system. We have rights to water in various wells located on federal land in the vicinity of the Primm Valley Resorts and have received permits to pipe the water to the Primm Valley Resorts. These permits and rights are subject to the jurisdiction and ongoing regulatory authority of the U.S. Bureau of Land Management, the States of Nevada and California and local governmental units. We believe that adequate water for the Primm Valley Resorts is available; however, we cannot be certain that the future needs will be within the permitted allowance. Also, we can give no assurance that any future requests for additional water will be approved or that no further requirements will be imposed by governmental agencies on our use and delivery of water for the Primm Valley Resorts.

          The Boardwalk occupies an approximately nine-acre site which we own. We also own approximately 40 acres of property adjacent to the Boardwalk which is available for future development. Monte Carlo occupies approximately 46 acres owned by Victoria Partners (the joint venture that owns and operates Monte Carlo). We own approximately 306 acres of land in North Las Vegas, including 240 acres occupied by Shadow Creek.

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

          MGM Grand Australia occupies an approximately 18-acre site which we own. At December 31, 2003, MGM Grand Australia was subject to a mortgage securing bank financing of approximately $12 million.

          We own approximately 185 acres in Atlantic City consisting principally of three different parcels in casino-zoned areas. Borgata occupies 29 acres at Renaissance Pointe, including two acres we lease to Borgata and on which Borgata constructed its employee parking garage. The remaining 27 acres Borgata occupies is owned by the venture and collateralized by a mortgage securing bank credit facilities in the amount of up to $630 million. As of December 31, 2003, $606 million was outstanding under the bank credit facility.

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

          The consolidated complaint claims that we and the other defendants have engaged in a course of fraudulent and misleading conduct intended to induce people to play video poker and electronic slot machines based on a false belief concerning how the gaming machines operate, as well as the chances of winning. Specifically, the plaintiffs allege that the gaming machines are not truly random as advertised to the public, but are pre-programmed in a predictable and manipulative manner. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and asks for unspecified compensatory and punitive damages. In December 1997, the court granted in part and denied in part the defendants’ motions to dismiss the complaint for failure to state a claim and ordered the plaintiffs to file an amended complaint, which they filed in February 1998. We, along with most of the other defendants, answered the amended complaint and continue to deny the allegations contained in the amended complaint. The parties have fully briefed the issues regarding class certification, which are currently pending before the court.

          In June 2002, the U.S. District Court in Nevada ruled that the plaintiffs met the prerequisite requirements for class-action status, but the Court denied the plaintiff’s motion for class action certification, saying that the proposed class lacked the cohesiveness required to settle common claims against the casino industry. The court had previously stayed discovery pending resolution of these class certification issues. In August 2002, the 9th Circuit Court of Appeals granted the plaintiffs the right to appeal the district court’s order denying the motion for class certification. Briefings before the 9th Circuit Court have been completed and oral arguments were presented in January 2004. A ruling from the 9th Circuit Court is expected sometime in 2004.

     Boardwalk Shareholder Litigation

          On September 28, 1999, a former stockholder of our subsidiary which owns and operates the Boardwalk Hotel and Casino filed a first amended complaint in a putative class action lawsuit in District Court for Clark County, Nevada against Mirage and certain former directors and principal stockholders of the Boardwalk subsidiary. The complaint alleged that Mirage induced the other defendants to breach their fiduciary duties to Boardwalk’s minority stockholders by devising and implementing a scheme by which Mirage acquired Boardwalk at significantly less than the true value of its shares. The complaint sought an unspecified amount of compensatory damages from Mirage and punitive damages from the other defendants, whom we are required to defend and indemnify.

          In June 2000, the court granted our motion to dismiss the complaint for failure to state a claim upon which relief may be granted. The plaintiff appealed the ruling to the Nevada Supreme Court. The parties filed briefs with the Nevada Supreme Court, and oral arguments were conducted in October 2001. In February 2003, the Nevada Supreme Court overturned the District Court’s order granting our motion to dismiss the complaint and remanded the case to the District Court for further proceedings on the elements of the lawsuit involving wrongful conduct in approving the merger and/or in the valuation of the merged corporation’s shares. The Nevada Supreme Court affirmed the District Court’s dismissal of the plaintiff’s claims for lost profits and mismanagement. The Nevada Supreme Court’s ruling relates only to the District Court’s ruling on our motion to dismiss and is not a determination of the merits of the plaintiff’s case. The plaintiff filed an amended complaint, and in October 2003, the District Court certified the action as a class action. Written discovery is underway, and depositions are expected to occur sometime in 2004. We will continue to vigorously defend our position that the plaintiff’s claims are without merit.

     Detroit Slot Machine Litigation

          On July 18, 2001, an individual, Mary Kraft, filed a complaint in the Wayne County Circuit Court in Detroit, Michigan, against International Game Technology, Anchor Gaming, Inc. and the three operators of casinos in Detroit, Michigan, including a subsidiary of the Company. The plaintiff claims the bonus wheel feature of the Wheel of Fortune® and I Dream of Jeannie™ slot machines, which are manufactured, designed and programmed by International Game Technology and/or Anchor Gaming, Inc., are deceptive and misleading. Specifically, plaintiff alleges that the bonus wheels on these games do not randomly land on a given dollar amount but are programmed to provide a predetermined frequency of pay-outs. The complaint alleges violations of the Michigan Consumer Protection Act, common law fraud and unjust enrichment and asks for unspecified compensatory and punitive damages, disgorgement of profits, injunctive and other equitable relief, and costs and attorney’s fees. The plaintiff seeks to certify a class of any individual in Michigan who has played either of these games since June of 1999. The machines and their programs were approved for use by the Michigan Gaming Control Board, the administrative agency responsible for policing the Detroit casinos.

          We, along with the other casino operators, filed a motion for summary disposition arguing that the plaintiff’s complaint fails to state a claim as a matter of law. Additionally, we, along with the other casino operators, filed motions for summary disposition arguing that the plaintiff’s common law claims are preempted by the Michigan Act, that the court has no jurisdiction to decide this matter and that all the allegations in the complaint regarding the alleged deceptive nature of the machines are directed to the manufacturers of the machines and are not the casinos’ responsibility. In April 2002, the Wayne County Circuit Court granted the motion for summary disposition. The plaintiff appealed and, after a full briefing of the case, oral argument was held in November 2003. The Michigan Court of Appeals has not yet issued a decision on the appeal.

     Lac Vieux Litigation

          In January 2002, the 6th Circuit Court of Appeals ruled, in the case of Lac Vieux Desert Band of Lake Superior Chippewa Indians v. Michigan Gaming Control Board, et. al., that a preference contained in the Detroit Casino Selection Process Ordinance, in Detroit, Michigan, violated the First Amendment to the United States Constitution. The 6th Circuit Court remanded the case to the Federal District Court to determine what relief was appropriate. The Company’s operating subsidiary had not been granted a preference by the City of Detroit, and was not originally a party to the Lac Vieux litigation. In April 2002, such subsidiary intervened in the Lac Vieux litigation in order to protect its interest.

          In July 2002, the District Court denied the Lac Vieux Tribe’s request for a new casino development selection process in the City of Detroit, finding that the magnitude of such relief was not warranted and that the harm to the casino licensees and the City would be manifestly worse than any benefit the Tribe might receive. The District Court declared that our subsidiary did not receive a preference and, in fact, was injured by the preference. The Federal District Court determined that the only relief that it could equitably grant to the Tribe was declaring the ordinance unconstitutional. Our subsidiary had previously petitioned the Court for a ruling that its selection was valid in that it did not receive any preferences in the selection process. In light of the ruling that no further relief would be granted to the Tribe, the Court denied this motion on the ground of mootness. The Tribe appealed the District Court’s ruling, and the Tribe requested that the District Court enjoin the City from approving new development agreements with the three casino developers until resolution of the appeal by the 6th Circuit Court. The District Court denied the request for the injunction, and the appeal is pending. Our subsidiary filed a cross appeal of the District Court’s denial of the subsidiary’s motion.

          In September 2002, the 6th Circuit Court issued an injunction, pending appeal, prohibiting the City from issuing construction permits to the developers and prohibiting the developers from commencing construction pending further action of the 6th Circuit Court. The parties completed briefings of the case in August 2003. We argued, among other things, that the preference provisions of the ordinance found unconstitutional are severable from the valid provisions of the ordinance, and that our subsidiary was not eligible for and did not seek or receive a preference in the selection process. The 6th Circuit Court has not set a schedule for argument of the appeal.

          In December 2003, the Tribe and the owners of the two other casinos filed a joint motion with the 6th Circuit Court requesting approval of the terms of a partial settlement, asserted to have resolved the case among the filing parties. The settlement calls for exemption of those developers from a reselection process and other related relief, in exchange for cash payments to the Tribe, but purports to continue the Tribe’s appeal as it relates to our subsidiary. In a subsequent filing, the settling parties requested that issues pertaining to this partial settlement be remanded to the District Court for consideration. We filed a responsive motion with the 6th Circuit Court requesting dismissal of the appeal as moot, or, upon denial of such relief, expedited decision of our cross appeal and a full briefing on the issues surrounding the proposed partial settlement. These motions remain pending.

     Other

          We and our subsidiaries are also defendants in various other lawsuits, most of which relate to routine matters incidental to our business. We do not believe that the outcome of this other pending litigation, considered in the aggregate, will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of our security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock is traded on the New York Stock Exchange under the symbol “MGG.” The following table sets forth, for the calendar quarters indicated, the high and low sale prices of our common stock on the New York Stock Exchange Composite Tape.

	2003		2002

	High	Low	High	Low

First quarter	$34.45	$24.09	$37.20	$28.00
Second quarter	35.50	26.40	42.00	32.55
Third quarter	38.59	32.03	37.85	27.80
Fourth quarter	38.20	34.05	38.80	29.85

          There were approximately 3,538 record holders of our common stock as of February 4, 2004.

          We have not paid dividends on our common stock in the last two fiscal years. We intend to retain our earnings to fund the operation of our business, to service and repay our debt, to make strategic investments in high return growth projects at our proven resorts, to repurchase shares of common stock and to reserve our capital to raise our capacity to capture investment opportunities overseas and in emerging domestic markets. Furthermore, as a holding company with no independent operations, our ability to pay dividends will depend upon the receipt of dividends and other payment from our subsidiaries. Our senior credit facility contains financial covenants that could restrict our ability to pay dividends. Our Board of Directors periodically reviews our policy with respect to dividends, and any determination to pay dividends in the future will be at the sole discretion of the Board of Directors.

          The following table includes information about our stock option plans at December 31, 2003:

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans

(in thousands, except per share data)
Equity compensation plans approved by security holders	20,867	$27.37	2,038
Equity compensation plans not approved by security holders (1)	—	—	—

(1)	In May 2002, the Board of Directors approved a restricted stock plan, not approved by security holders, under which 903,000 shares were issued and 887,000 shares remained outstanding at December 31, 2003. In November 2002, the Board of Directors determined that no more restricted stock awards would be granted.

          Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. The following table includes information about our share repurchases for the quarter ended December 31, 2003:

			Shares Purchased	Maximum
	Total	Average	As Part of a	Shares Still
	Shares	Price Per	Publicly-Announced	Available for
	Purchased	Share	Program	Repurchase

October 1 – October 31, 2003	3,849,200	$36.03	3,849,200	114,800 (1)
November 1 – November 30, 2003	2,028,200	35.37	2,028,200	8,086,600 (2)
December 1 – December 31, 2003	86,600	37.21	86,600	8,000,000 (2)

	5,964,000	35.82	5,964,000

(1)	The February 2003 repurchase program was announced in February 2003 for up to 10 million shares with no expiration. The February 2003 program was completed in November 2003.

(2)	The November 2003 repurchase program was announced in November 2003 for up to 10 million shares with no expiration.

ITEM 6. SELECTED FINANCIAL DATA

	For the Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Net revenues	$3,908,816	$3,792,248	$3,731,636	$2,947,221	$1,330,853
Operating income	713,069	757,747	609,693	527,686	209,868
Income from continuing operations	237,112	295,200	165,188	159,819	94,226
Income before cumulative effect of change in accounting principle	243,697	292,435	169,815	160,744	94,226
Net income	243,697	292,435	169,815	160,744	86,058
Basic earnings per share
Income from continuing operations	$1.59	$1.87	$1.04	$1.10	$0.81
Income before cumulative effect of change in accounting principle	$1.64	$1.85	$1.07	$1.11	$0.81
Net income per share	$1.64	$1.85	$1.07	$1.11	$0.74
Weighted average number of shares	148,930	157,809	158,771	145,300	116,580
Diluted earnings per share
Income from continuing operations	$1.56	$1.85	$1.03	$1.08	$0.78
Income before cumulative effect of change in accounting principle	$1.61	$1.83	$1.06	$1.09	$0.78
Net income per share	$1.61	$1.83	$1.06	$1.09	$0.72
Weighted average number of shares	151,592	159,940	160,822	147,901	120,086
Cash dividends per share (1)	$—	$—	$—	$0.10	$—
At year-end
Total assets	$10,709,710	$10,504,985	$10,497,443	$10,734,601	$2,743,454
Total debt, including capital leases	5,533,462	5,222,195	5,465,608	5,880,819	1,330,206
Stockholders’ equity	2,533,788	2,664,144	2,510,700	2,382,445	1,023,201
Stockholders’ equity per share	$17.71	$17.24	$15.95	$14.97	$8.98
Number of shares outstanding	143,096	154,574	157,396	159,130	113,880

(1)	On December 13, 1999 the Board of Directors approved an initial quarterly cash dividend of $0.10 per share to stockholders of record on February 10, 2000. The dividend was paid on March 1, 2000. As a result of the acquisition of Mirage Resorts, Incorporated, we announced on April 19, 2000 that the quarterly dividend policy was discontinued.

          New York-New York was 50% owned until March 1, 1999 when the Company acquired the remaining 50%. The Primm Valley Resorts were acquired on March 1, 1999. MGM Grand South Africa managed casinos in the Republic of South Africa from October 1997 through May 2002. MGM Grand Detroit commenced operations in July 1999. The Mirage acquisition occurred on May 31, 2000.

          In June 2003, we entered into an agreement to sell our Golden Nugget Subsidiaries, including substantially all of the assets and liabilities of those resorts. This transaction closed in January 2004. Also in June 2003, we ceased operations of PLAYMGMMIRAGE.com, our online gaming website (“Online”). The results of the Golden Nugget Subsidiaries and Online are classified as discontinued operations for all periods presented.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our Current Operations

          Our operations consist of 12 wholly-owned casino resorts and 50% investments in two other casino resorts, including:

Las Vegas, Nevada:	Bellagio, MGM Grand Las Vegas, The Mirage, TI, New York-New York, Boardwalk, and Monte Carlo (50% owned).

Other domestic:	The Primm Valley Resorts (Buffalo Bill’s, Primm Valley Resort and Whiskey Pete’s) in Primm, Nevada; Beau Rivage in Biloxi, Mississippi; MGM Grand Detroit; Borgata (50% owned) in Atlantic City, New Jersey.

International:	MGM Grand Australia in Darwin, Northern Territory, Australia

          We operate in one segment, the operation of casino resorts, which includes offering gaming, hotel, dining, entertainment, retail and other resort amenities. Slightly over half of our net revenues are derived from gaming activities, a lower percentage than many of our competitors, as our operating philosophy is to provide a complete resort experience for our guests, including non-gaming amenities which command a premium price based on their quality.

          We generate a majority of our net revenues and operating income from our Las Vegas Strip resorts. In 2003, over 75% of our net revenues and operating income was generated by wholly-owned Las Vegas Strip resorts. We believe that we own the premier casino resorts on the Las Vegas Strip, and a main focus of our strategy is to continually reinvest in these resorts to maintain that competitive advantage. Our concentration on the Las Vegas Strip exposes us to certain risks outside of our control, such as competition from other Las Vegas Strip resorts, including a major new competitor expected to open in 2005, and the impact from potential expansion of gaming in California. This concentration also exposes us to risks related to tourism and the general economy, including national and global economic conditions and terrorist attacks or other global events.

     Key Performance Indicators

          As a resort-based company, our operating results are highly dependent on the volume of customers at our resorts, which in turn impacts the price we can charge for our hotel rooms and other amenities. We also generate a significant portion of our operating income from the high-end gaming segment, which can cause variability in our results. Key performance indicators related to revenue are:

•	Gaming revenue indicators – table games drop and slot handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games win percentage is in the range of 18% to 22% of table games drop and our normal slot win percentage is in the range of 6% to 7% of slot handle;

•	Hotel revenue indicators – hotel occupancy (volume indicator); average daily rate (“ADR”, price indicator); revenue per available room (“REVPAR”), a summary measure of hotel results, combining ADR and occupancy rate.

          Most of our revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our resorts, like many in the industry, generate significant operating cash flow. Our industry is capital intensive and we rely heavily on the ability of our resorts to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

          Our results of operations do not tend to be seasonal in nature, though a variety of factors can affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our high-end customers, and the level of play during major holidays, including New Year and Chinese New Year.

     Overall Outlook

          We have invested heavily in our existing operations in 2002 and 2003, and expect to continue to do so in 2004. Our Las Vegas Strip resorts require ongoing capital investment to maintain their competitive advantages. We believe the investments in additional non-gaming amenities we made in 2003 and our planned spending in 2004 will further position our resorts to capitalize on the expected continued economic recovery. Borgata, which opened in July 2003, will have a more meaningful impact on our operating results in 2004, given a full year of operations.

          MGM Grand Detroit operates in an interim casino facility, and we have plans to develop a permanent casino resort, though our ability to do so is currently limited pending resolution of certain litigation. We expect the permanent casino resort to cost approximately $575 million, a significant amount of which may be invested in 2004 and 2005.

          We have made several strategic agreements to take advantage of currently proposed gaming law reforms in the United Kingdom. The timing of adoption of these reforms, if they are adopted at all, is uncertain. However, we believe that the gaming market in the UK would be profitable assuming a reasonable tax and regulatory structure, and a market in which our style of resorts and our management expertise would provide us with a competitive advantage.

          In January 2004, we announced the proposed acquisition of Wembley plc. If completed, this acquisition would provide us with a gaming facility in Rhode Island, allowing us to further diversify into the northeast United States, a gaming market we consider to be under-served. Wembley also owns several greyhound tracks in the United Kingdom, which could provide sites for additional casino development, subject to the same risks and uncertainties as our other potential investments in the United Kingdom.

          We also own two premium casino development sites in existing markets, one on the Las Vegas Strip between Bellagio and Monte Carlo and one at Renaissance Pointe in Atlantic City, adjacent to Borgata. The timing or extent of any development on these sites is uncertain.

     Summary Financial Results

          The following table summarizes our results of operations:

	Year Ended December 31,

		Percentage		Percentage
	2003	Change	2002	Change	2001

	(In thousands, except per share data)
Net revenues	$3,908,816	3%	$3,792,248	2%	$3,731,636
Operating income	713,069	(6%)	757,747	24%	609,693
Income from continuing operations	237,112	(20%)	295,200	79%	165,188
Diluted income from continuing operations per share	$1.56	(16%)	$1.85	80%	$1.03

          Income from continuing operations decreased in 2003 due to lower operating income and higher interest expense resulting from lower capitalized interest and, to a lesser extent, increased borrowings. Our long-term debt increased approximately 6%, primarily in the fourth quarter, in order to fund capital investments and share repurchases. In 2002, income from continuing operations increased as a result of the significant one-time expenses incurred in 2001, along with stable payroll expenses as a result of restructuring activity in late 2001 and a significantly lower provision for doubtful accounts. Also contributing to the increase in 2002 was significantly lower interest expense, as variable interest rates decreased in 2002 and we reduced long-term debt by approximately 4% in 2002.

          Results on a per share basis were positively impacted by a lower weighted average number of shares outstanding, particularly in 2003. This is the result of share repurchases throughout 2002 and 2003.

     Operating Results

          The following table includes key information about our operating results:

	Year Ended December 31,

		Percentage		Percentage
	2003	Change	2002	Change	2001

			(In thousands)
Net revenues	$3,908,816	3%	$3,792,248	2%	$3,731,636
Operating expenses:
Casino and hotel operations	2,174,539	6%	2,060,204	(3%)	2,118,687
General and administrative	591,155	4%	566,080	2%	552,916
Corporate expense	61,541	40%	43,856	17%	37,637
Preopening, restructuring and property transactions, net	17,527	48%	11,832	(84%)	73,574
Depreciation and amortization	404,597	5%	384,890	2%	375,945

	3,249,359	6%	3,066,862	(3%)	3,158,759

Income from unconsolidated affiliates	53,612	66%	32,361	(12%)	36,816

Operating income	$713,069	(6%)	$757,747	24%	$609,693

          On a consolidated basis, the most important factors and trends contributing to our operating performance over the last three years have been:

•	The significant impacts of the attacks of September 11, 2001. Business levels before the attacks were very strong, despite a weakening United States economy. The impact of the attacks caused a significant drop in leisure travel and contributed to the weakening economy and stock market declines experienced in 2002 and into 2003;

•	The restructuring of operations in response to the attacks, which positively impacted 2002 operating results due to generally lower staffing levels;

•	The war with Iraq and the outbreak of SARS in Asia, both of which negatively impacted leisure travel and our high-end gaming business in late 2002 and early 2003;

•	The new labor contract covering our Las Vegas Strip employees since mid-2002, which calls for significant annual wage and benefits increases through 2007;

•	The current economic recovery in the United States, which began to impact our operations in the latter half of 2003 and should continue to positively affect our results in 2004.

          As a result of the above trends, our net revenues increased 3% in 2003, including a higher percentage increase in the second half of the year, while increasing only 2% in 2002. New York-New York experienced a 23% increase in net revenues due to the addition of Zumanity, the newest show from Cirque du Soleil, which opened in August 2003 and other amenities, including a new Irish pub, Nine Fine Irishmen, which opened in July 2003. Bellagio’s revenues were flat despite the negative effects of SARS and the Iraq war in early 2003 and having 17% of its standard rooms out of service in the fourth quarter. Bellagio’s REVPAR increased 7% for the year, but on a base of fewer rooms due to an ongoing project to remodel all of Bellagio’s standard rooms. Bellagio’s other indicators were also strong, including a 5% increase in slot revenues. Similarly, net revenues increased 3% at MGM Grand Las Vegas, with a higher rate of increase in the second half of 2003 due to increased non-gaming spending and the addition of several new food and beverage outlets.

          Our operating income in 2003 decreased 6%, due primarily to higher payroll and benefits expenses, which constitutes slightly over half of our casino and hotel operations and general and administrative expenses. Total payroll and benefits was up 6%, largely due to a 19% increase in health insurance costs, along with 3% higher salaries and wages. Our contract with the Culinary Union covering approximately 13,000 of our Las Vegas employees became effective June 1, 2002. The contract calls for increases in wages and health and welfare contributions of 4-5% per year over the five year term of the contract. The increase in payroll and benefits was partially offset by higher income from unconsolidated affiliates after Borgata opened in July 2003.

          Operating income at Bellagio decreased 22% in 2003 due to the additional impact of the standard room remodel project. New York-New York’s operating income increased as a result of the contribution of Zumanity and other new amenities. MGM Grand Las Vegas experienced a 5% decline in operating income in 2003. However, excluding restructuring charges related to restaurant leases, preopening and start-up expenses related to new amenities, and property transactions related to the construction of a new theatre, this resort’s operating income would have increased 6%. MGM Grand Las Vegas’ 2004 results will benefit from the theatre, which will house a show by Cirque du Soleil opening in mid-2004. Beau Rivage’s operating income increased significantly over 2002 due to the positive impact of a remodeled and expanded buffet as well as several other new restaurants opened during 2003 and the conversion of a floor of standard rooms into suites. Also, Beau Rivage recorded a charge of $8 million in 2002 for property damage related to Tropical Storm Isidore, while no such costs were incurred in 2003. Corporate expense increased in 2003 due primarily to increased development activities and increased property taxes on the Renaissance Pointe land in Atlantic City, New Jersey.

          In 2002, our operating income increased 24%. A large factor in the increase was the significant one-time expenses incurred in 2001 in relation to the September 11, 2001 attacks, including restructuring charges and asset impairment charges. Excluding the impact of these charges and preopening and start-up expenses, operating income increased 13%, largely due to stable payroll expenses as a result of restructuring activity in late 2001, and a significantly lower provision for doubtful accounts.

     Operating Results – Detailed Revenue Information

          The following table presents detail of our net revenues:

	Year Ended December 31,

		Percentage		Percentage
	2003	Change	2002	Change	2001

	(In thousands)
Casino revenues, net:
Table games	$866,106	(3%)	$893,836	(2%)	$908,418
Slots	1,115,029	5%	1,064,491	4%	1,025,843
Other	94,434	12%	84,299	3%	81,699

Casino revenues, net	2,075,569	2%	2,042,626	1%	2,015,960

Non-casino revenue:
Rooms	835,938	5%	798,562	1%	793,321
Food and beverage	765,242	8%	711,373	5%	680,538
Entertainment, retail and other	647,710	2%	637,791	3%	620,523

Non-casino revenues	2,248,890	5%	2,147,726	3%	2,094,382

	4,324,459	3%	4,190,352	2%	4,110,342
Less: Promotional allowances	(415,643)	4%	(398,104)	5%	(378,706)

	$3,908,816	3%	$3,792,248	2%	$3,731,636

          Table games revenues decreased 2% in 2002, even with a slightly higher hold percentage, resulting from the impacts of the September 11 attacks on our foreign high-end customers and the impacts of the United States economy on our national customers. Table games revenues decreased 3% in 2003, as a slightly lower hold percentage and the impact of the Iraq war and SARS outbreak in early 2003 were not fully offset by strong volume levels over the latter half of 2003.

          Slot revenues increased substantially in both 2002 and 2003. Improvements were the result of enhanced marketing programs, the impact of our Players Club rewards program, which was implemented in our major resorts over 2002 and 2003, and the implementation of cashless gaming technology in 2003. A majority of slot machines at our major resorts now offer ticket-in, ticket-out technology through International Game Technology’s EZ-Pay™ system. Slot win percentages were consistent among all three periods.

          Non-casino revenue increased in 2003 primarily due to increased occupancy at our resorts, which also drives the level of spending at food and beverage, entertainment and retail outlets. In addition, we were able to increase the pricing for our rooms and other non-gaming amenities. Our hotel results began to improve notably in the latter half of 2003, particularly at our Las Vegas Strip resorts. For the year ended December 31, 2003 REVPAR at our Las Vegas Strip resorts was $126 compared to $119 in 2002, an increase of 6%. In 2002, other revenues included proceeds of $11 million for the termination of our management agreement covering four casinos in the Republic of South Africa.

     Operating Results – Details of Certain Charges

          Preopening and start-up expenses consisted of the following:

	Year Ended December 31,

	2003	2002	2001

		(In thousands)
Borgata	$19,326	$7,757	$2,376
New York-New York (Zumanity, Nine Fine Irishmen)	4,310	—	—
Players Club	3,051	5,117	—
MGM Grand Las Vegas (new restaurants, nightclubs)	1,731	369	745
Other	848	898	1,009

	$29,266	$14,141	$4,130

          Preopening and start-up expenses related to Borgata represent our share of the operating results of Borgata prior to its July 2003 opening. We expect preopening expenses to decrease in 2004 since there will be no preopening expenses related to Borgata.

          Restructuring costs (credit) consisted of the following:

	Year Ended December 31,

	2003	2002	2001

		(In thousands)
Contract termination costs	$4,049	$3,257	$1,880
September 11 attacks	—	(10,421)	21,502
Siegfried & Roy show closure – The Mirage	1,623	—	—
Reversal of 2000 contract termination costs	—	(9,857)	—
Other	925	—	—

	$6,597	$(17,021)	$23,382

          In 2003, our primary restructuring activities included closing two marketing offices and terminating the related leases, terminating a lease agreement with a restaurant tenant at MGM Grand Las Vegas, and closing the Siegfried & Roy show, which resulted in a charge for employee severance costs.

          In December 2002, we recorded a restructuring credit of $10 million related to a lease contract termination accrual originally recorded in June 2000 as we determined that payment under this obligation was not probable. We recorded $3 million of restructuring charges in December 2002 related to contract termination costs for a restaurant lease and the EFX! show at MGM Grand Las Vegas.

          During the third and fourth quarters of 2001, management responded to a decline in business volumes caused by the September 11 attacks by implementing cost containment strategies which included a significant reduction in payroll and a refocusing of several of our marketing programs. Approximately 6,700 employees (on a full-time equivalent basis) were laid off or terminated, resulting in a $22 million charge against earnings, primarily related to the accrual of severance pay, extended health care coverage and other related costs in connection with these personnel reductions. As a result of improving business levels and our success at re-hiring a substantial number of previously laid off or terminated employees, management determined in the second quarter of 2002 that a portion of the remaining accrual was no longer necessary. This resulted in a restructuring credit of $10 million in 2002.

          Property transactions, net consisted of the following:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Gain on sale of North Las Vegas land	$(36,776)	$—	$—
Siegfried & Roy theatre write-down – The Mirage	1,408	—	—
Write-down of Atlantic City Boardwalk land held for sale	—	—	31,501
Tropical Storm Isidore damage – Beau Rivage	—	7,824	—
Write-off of Detroit development costs	—	4,754	—
Impairment of assets to be disposed of	5,764	2,134	14,561
Demolition costs	6,614	—	—
Other net losses on asset sales or disposals	4,654	—	—

	$(18,336)	$14,712	$46,062

          In 2003, we sold 315 acres of land in North Las Vegas, Nevada near Shadow Creek for approximately $55 million, resulting in the $37 million gain reflected above. Prior to 2003, we classified gains and losses on routine assets sales or disposals as a non-operating item at some resorts and as an operating item at other resorts. We believe the preferable presentation of these items is as an element of operating income. Prior period statements have not been reclassified as such transactions were not material in the prior periods. Until 2003, demolition costs were typically capitalized as part of new construction. We began expensing demolition costs on major construction projects as incurred on January 1, 2003, and are accounting for this change in policy prospectively. Demolition costs were not material in prior periods. Demolition costs in 2003 relate to preparation for the Bellagio standard room remodel, Bellagio expansion and new theatre at MGM Grand Las Vegas. Impairments of assets to be disposed of in 2003 consisted primarily of assets related to the former EFX! Show and restaurants closed during 2003 at MGM Grand Las Vegas.

          In 2002, Tropical Storm Isidore caused property damage at Beau Rivage totaling $8 million, including clean-up costs. The amount of the write-down for damaged assets was determined based on the net book value of the assets and engineering estimates. In connection with the revised development agreement in Detroit, we wrote off $5 million, which was the net book value of previously incurred development costs associated with the riverfront permanent casino site ($9 million), offset by previously accrued obligations no longer required under the revised development agreement ($4 million).

          The 2001 write-down of the Atlantic City Boardwalk land resulted from a reassessment of the fair value of the land subsequent to the September 11 attacks. The revised carrying value was based on comparable sales data adjusted for the impact of legislation authorizing large-scale gaming in the state of New York, which we believe had a negative impact on real estate values on the Atlantic City Boardwalk. The remaining 2001 charge of $15 million relates to several assets abandoned during the quarter in response to the September 11 attacks, primarily in-progress construction projects which we terminated after the attacks.

     Non-operating Results

          The following table summarizes information related to interest on our long-term debt:

	Year Ended December 31,

	2003	2002	2001

		(In thousands)
Interest cost	$356,348	$348,348	$417,391
Less: Capitalized interest	(15,234)	(61,712)	(78,608)

Interest expense, net	$341,114	$286,636	$338,783

Cash paid for interest, net of amounts capitalized	$308,198	$266,071	$317,773
Average total debt balance	$5.2 billion	$5.2 billion	$5.7 billion
Weighted average interest rate	6.9%	6.8%	7.9%

          Interest cost decreased in 2002 from 2001 due to lower debt balances in 2002 and lower market interest rates, which affect the rate we pay on our credit facilities. Interest capitalized declined from $79 million in 2001 to $62 million in 2002, due to the lower debt balances and interest rates described above, and due to our October 2002 decision to suspend development of our wholly-owned Atlantic City development project.

          Capitalized interest decreased in 2003 due to the suspension of development in Atlantic City in late 2002 and the mid-2003 cessation of interest capitalization on the Company’s investment in Borgata, which opened on July 3, 2003.

          The following table summarizes information related to our income taxes:

	Year Ended December 31,

	2003	2002	2001

		(In thousands)
Income from continuing operations before income tax	$353,704	$466,471	$269,590
Income tax provision	116,592	171,271	104,402
Effective income tax rate	33.0%	36.7%	38.7%
Cash paid for income taxes	$94,932	$44,579	$19,342

          The effective income tax rate in 2003 was lower than in 2002 due to the reversal of certain tax reserves as a result of completion of IRS audits for certain prior tax years and expiration of the IRS statutes of limitations on other years. Excluding the reversal, our effective income tax rate was 36.7% in both periods. The decrease in our effective income tax rate in 2002 was the result of higher income before taxes. The items causing a difference between the Federal statutory rate and our effective income tax rate, primarily non-deductible expenses and state and foreign income taxes, have not varied significantly between years.

          In 2003, taxes paid increased from prior years, primarily due to payments made to settle IRS audits of prior years. Excluding these payments, our taxes paid have generally been significantly lower than our income tax provision. This is primarily due to accelerated tax depreciation and the utilization of tax credits, primarily for alternative minimum tax paid in prior years. We utilized the last of these credits in 2003, and we expect that our cash paid for taxes will increase accordingly in 2004.

Liquidity and Capital Resources

     Cash Flows – Summary

          Our cash flows consisted of the following:

	Year Ended December 31,

	2003	2002	2001

		(In thousands)
Net cash provided by operations	$702,966	$827,958	$795,883

Investing cash flows:
Capital expenditures	(550,232)	(300,039)	(327,936)
Investments in unconsolidated affiliates	(41,350)	(80,314)	(38,250)
Other	35,894	9,143	13,981

Net cash used in investing activities	(555,688)	(371,210)	(352,205)

Financing cash flows:
Net borrowing (repayment) under bank credit facilities	(285,087)	(270,126)	(819,704)
Issuance of long-term debt	600,000	—	400,000
Purchase of treasury stock	(442,864)	(207,590)	(45,716)
Other	(37,284)	23,231	2,745

Net cash used in financing activities	(165,235)	(454,485)	(462,675)

Net increase (decrease) in cash and cash equivalents	$(17,957)	$2,263	$(18,997)

     Cash Flows – Operating Activities

          Trends in our operating cash flows tend to follow trends in our operating income, excluding non-cash charges, since our business is primarily cash-based. Cash flow from operations in 2003 decreased from 2002, resulting from the decrease in operating income and higher cash paid for taxes. In 2002, cash flow from operations increased, but not to the same extent as operating income, primarily because operating income in 2001 included significant non-cash charges.

          At December 31, 2003 and 2002, we held cash and cash equivalents of $178 million and $211 million. We require a certain amount of cash on hand to operate our resorts. Beyond our cash on hand, we utilize a company-wide cash management system to minimize the amount of cash held in banks. Funds are swept from accounts at our resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay borrowings under our bank credit facilities.

     Cash Flows – Investing Activities

          2003 capital expenditures were significantly higher than 2002, due largely to major projects at our existing resorts. These projects included:

•	The theatre for Zumanity at New York-New York, started in 2002 and completed in 2003;

•	The theatre at MGM Grand Las Vegas for a new show by Cirque du Soleil, started in 2003 with an expected mid-2004 completion;

•	The Bellagio standard room remodel, started in 2003 and to be completed in early 2004; and

•	The Bellagio expansion, started in 2003 and expected to be completed in late 2004. The Bellagio expansion consists of a new 928-room tower, along with expanded retail, convention, spa and food and beverage facilities. The project budget is approximately $375 million. The project is designed to complement the existing, newly remodeled standard rooms, and cause minimal business interruption during construction.

          Expenditures on these four projects totaled approximately $275 million (including capitalized interest). Costs related to implementing new slot technology, including IGT’s EZ-Pay™ system, Players Club and other slot technology totaled approximately $42 million. Remaining expenditures were for general property improvements, which amounts were consistent with prior year expenditures.

          Capital expenditures in 2002 were not significantly different than 2001. 2002 expenditures included general property improvements at our resorts, such as room remodel projects at The Mirage and Golden Nugget-Las Vegas, new restaurant and nightclub development at several of our resorts, and various other remodeling projects. Other capital expenditures included costs for new slot technology, as well as pre-construction activities, including capitalized interest, in Atlantic City.

          A large portion of the 2001 capital expenditures related to general property improvements at our resorts, such as the ongoing room refurbishment program at The Mirage and restaurant and entertainment enhancements at MGM Grand Las Vegas and New York-New York. Other capital expenditures included the construction of the Primm Center at the Primm Valley Resorts, the completion of the Mirage Events Center, the acquisition of the building housing MGM Grand Detroit, the acquisition of a new corporate aircraft and costs, including capitalized interest, associated with ongoing development projects.

          Investments in unconsolidated affiliates primarily represent required contributions to Borgata. Through December 31, 2003, we had made $133 million of our required $136 million in cash contributions. In 2002, we also contributed $44 million to Monte Carlo in connection with the joint venture’s retirement of the final $87 million of its outstanding debt.

     Cash Flows – Financing Activities

          In 2003, we issued $600 million of 6% Senior Notes, due 2009 and repaid a net $285 million on our bank credit facilities. The net proceeds of these financing activities were used to supplement operating cash flows fund capital expenditures and share repurchases. In 2002 and 2001, we utilized our operating cash flow to reduce outstanding indebtedness by $270 million and $420 million, while still funding significant capital expenditures and share repurchases.

          Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. Our share repurchase activity was as follows:

	Year Ended December 31,

	2003	2002	2001

		(In thousands)
August 2001 authorization (1.4 million, 6.4 million, and 2.2 million shares purchased)	$36,034	$207,590	$45,716
February 2003 authorization (10 million shares purchased)	335,911	—	—
November 2003 authorization (2 million shares purchased)	70,919	—	—

	$442,864	$207,590	$45,716

Average price of shares repurchased	$33.17	$32.28	$20.47

          At December 31, 2003, we had 8 million shares available for repurchase under the November 2003 authorization.

     Principal Debt Arrangements

          Our long-term debt consists of publicly held senior and subordinated notes and bank credit facilities. We pay fixed rates of interest ranging from 6% to 9.75% on the senior and subordinated notes. We pay variable interest based on LIBOR on the bank credit facilities. We amended our bank credit facilities in November 2003, and our current senior credit facility is a $2.5 billion, five-year facility with a syndicate of banks led by Bank of America, N.A. Our senior credit facility consists of a $1.5 billion revolving credit facility due November 2008 and a $1.0 billion term loan that will be paid down 20% over the final three years of the loan, with the remainder due November 2008. Our previous bank credit facilities consisted of a $2.0 billion credit facility maturing in May 2005 and a $525 million revolving credit facility due April 2, 2004.

          As of December 31, 2003, we had approximately $885 million of available liquidity under our bank credit facilities, and our next maturity of public debt is $500 million due in February 2005. We can raise additional capital through our shelf registration statement, declared effective by the Securities and Exchange Commission in 2000, which originally allowed us to issue up to a total of $2.75 billion of debt and equity securities from time to time in public offerings. At December 31, 2003, the shelf registration statement has $190 million in remaining capacity for the issuance of future debt or equity securities. Any future public offering of securities under the shelf registration statement will only be made by means of a prospectus supplement.

     Other Factors Affecting Liquidity

          In January 2004, we completed the sale of the Golden Nugget Subsidiaries, resulting in net cash proceeds to us of $213 million. The proceeds were used to repay borrowings under our senior credit facility. In February 2004, we entered into an agreement to sell our subsidiaries that own and operate MGM Grand Australia for A$195 (approximately $150 million), subject to certain working capital adjustments. We expect this transaction to be completed by the third quarter of 2004, subject to customary sales conditions and regulatory approvals.

          In September 2003, Standard & Poor’s Rating Service lowered its rating on us, including our corporate credit rating, to one level below investment grade, to ‘BB+’ from ‘BBB-’. In January 2002, Moody’s Investment Services lowered its rating on our senior notes to one level below investment grade (Bal). As a result of the Moody’s downgrade, substantially all of our assets other than assets of our foreign subsidiaries and certain assets in use at MGM Grand Detroit are pledged as collateral for our senior notes, excluding subordinated notes, and our bank credit facilities. We do not believe the downgrades have had, or will have, a significant effect on our liquidity or our ability to secure short-term or long-term financing. Subsequent to the downgrades, we successfully amended our bank credit facilities and issued the $600 million senior notes, both on pricing and other terms which were favorable and consistent with similar arrangements before the downgrades.

     Future Developments

          Detroit, Michigan. MGM Grand Detroit, LLC, in which we hold a controlling interest, has operated an interim casino facility in Detroit, Michigan since July 1999. In August 2002, the Detroit City Council approved revised development agreements with us and two other developers. The revised development agreement released us and the City from certain of the obligations under the original agreement and significantly changed other provisions of the original agreement. We are currently in the process of obtaining land and developing plans for the permanent facility, and currently expect the project to cost approximately $575 million (including land, capitalized interest and preopening expenses, but excluding approximately $115 million of payments to the City under the revised development agreement). The design, budget and schedule of the permanent facility are not finalized, and the ultimate timing, cost and scope of the facility are subject to risks attendant to large-scale projects.

          The ability to construct the permanent casino facility is currently subject to resolution of the Lac Vieux litigation. Pending resolution of this litigation, the 6th Circuit Court of Appeals has issued an injunction prohibiting the City and the developers from commencing construction pending further action of the 6th Circuit Court. Therefore, we do not know when we will be able to commence construction of, or complete, the permanent facility.

          Atlantic City, New Jersey. We own approximately 149 acres on Renaissance Pointe in Atlantic City, New Jersey. We obtained the land at Renaissance Pointe through an agreement between Mirage and the City of Atlantic City. In addition, Borgata occupies 29 acres at Renaissance Pointe, including 27 acres it owns and two acres we lease to Borgata. Of the remaining land, approximately 95 acres are suitable for development, and a portion of these acres consists of common roads, landscaping and master plan improvements which we designed and developed as required by our agreement with Boyd.

          In October 2002, we announced the temporary suspension of our development activities on our wholly-owned project on the Renaissance Pointe land in Atlantic City. We must apply for and receive numerous governmental permits and satisfy other conditions before construction of a new resort on the Renaissance Pointe site could begin. No assurance can be given that we will develop a casino resort in New Jersey, or its ultimate schedule, size, configuration or cost if we do develop a casino resort.

          Las Vegas, Nevada. We own an approximately 50-acre site for future development, with over 1,200 feet of frontage on the Las Vegas Strip, between Bellagio and Monte Carlo, part of which is occupied by our Boardwalk. The design, timing and cost of any future development on the site will depend on several factors, including the market’s ability to absorb new development on the Las Vegas Strip, competition from gaming outside of Nevada and the ultimate size and scope of the project, among other factors.

          In 2002, we entered into an agreement with Turnberry Associates to develop luxury condominium towers at MGM Grand Las Vegas. We will initially contribute land and up to $3 million to the project for a 50% investment. Turnberry Associates will contribute $9 million, and up to an additional $3 million, in cash and will manage the development and sales process. The venture will obtain construction financing for the remainder of the expected $175 million to $200 million cost of the first tower once sufficient pre-sales have occurred to obtain financing. We will have the opportunity to rent the condominiums to third parties on behalf of owners who elect to have us do so. Depending on market acceptance of the initial tower, we and Turnberry Associates may develop, on similar terms, up to an additional five condominium towers.

          United Kingdom. In anticipation of reforms to gambling legislation currently being considered by the British government, we have made several strategic agreements in the United Kingdom.

          In May 2003, we purchased a 25% interest in Metro Casinos Limited, a company which is developing a new casino in Bristol. Metro Casinos Limited is a subsidiary of R J Bown (Holdings) Ltd, the owner of the Westcliff Casino, one of the largest United Kingdom provincial casinos. The Bristol facility is expected to open by March 2004. Our purchase of this interest received regulatory approval from the Gaming Board for Great Britain in November 2003.

          In October 2003, we entered into an agreement with Earls Court and Olympia Group, which operates large exhibition and trade show facilities in London, to form a jointly owned company which would develop a large entertainment and gaming facility, which we would operate in space leased from Earls Court and Olympia, to complement the existing Olympia facilities. We made a deposit of £2 million ($3 million based on exchange rates at December 31, 2003), which is refundable if proposed gaming law reforms are not implemented by December 2005. Otherwise, the deposit will be applied to the first year’s rent on a lease between the new company and Earls Court and Olympia. We would make a nominal equity investment and would provide a loan for half of the estimated £130 million ($232 million based on exchange rates at December 31, 2003) of development costs. The agreement is subject to implementation of proposed gaming law reforms and a tax structure acceptable to us, and obtaining required planning and other approvals. We would own 82.5% of the entity.

          In November 2003, we entered into an agreement with Newcastle United PLC to create a 50-50 joint venture which would build a major new mixed-use development, including casino development, on a site adjacent to Newcastle’s football stadium. Newcastle United PLC will contribute the land to the joint venture, and we will make an equity investment of £5 million ($9 million based on exchange rates at December 31, 2003), which is refundable if certain conditions have not been met by January 2008. We would develop and operate the complex, as well as own the casino development in leased premises within the complex. The complex is expected to be financed through project-specific borrowings. The agreement is subject to implementation of proposed gaming law reforms and a tax structure acceptable to us, and obtaining required planning and other approvals.

          In February 2004, we announced an agreement in principle with The British Land Company PLC whereby we would operate a casino in leased premises within a newly developed leisure and entertainment complex adjacent to the Meadowhall Shopping Centre in Sheffield UK. The agreement is subject to implementation of proposed gaming law reforms and a tax structure acceptable to us, and obtaining required planning and other approvals.

          Wembley plc. In January 2004, we reached an agreement with Wembley plc (“Wembley”) on the terms of a cash acquisition by us of Wembley. We have offered Wembley’s shareholders 750 pence per share, valuing Wembley at $490 million as of the date of the offer. Wembley has no material indebtedness. Wembley’s operations consist of greyhound racing and video lottery terminals (“VLTs”) at its Lincoln Park facility in Rhode Island, three greyhound tracks and one horse racing track in Colorado, and six greyhound tracks in the United Kingdom. A member of the Wembley plc group, Lincoln Park, Inc., and two executive of the Wembley plc group are subject to indictment in Rhode Island. We will purchase Wembley free and clear of the indictment and any related liabilities. Under an agreement with the United States Department of Justice, the indictment will proceed against a new entity funded by Wembley which we will not be acquiring. We expect the transaction to close by the third quarter of 2004, subject to requisite court and shareholder approval, the completion of the Lincoln Park reorganization and receipt of necessary regulatory approvals.

          New York Racing Association. We have an understanding with the New York Racing Association (“NYRA”) to manage VLTs at NYRA’s Aqueduct horseracing facility in metropolitan New York. We would assist in the development of the facility, including providing project financing, and would manage the facility for a fee. The project is anticipated to cost $135 million. Work was halted on the VLT facility in August 2003 pending the outcome of an investigation of certain aspects of NYRA’s operations by Federal prosecutors. In December 2003, NYRA reached agreement with the Justice Department whereby NYRA was indicted with prosecution deferred. NYRA agreed to pay a fine and the indictment will be dismissed with prejudice upon NYRA implementing certain reforms and otherwise complying with the terms of the agreement. Our participation is subject to a definitive agreement, regulatory approvals and certain legislative changes by the State of New York.

     Off Balance Sheet Arrangements

          Our off balance sheet arrangements consist primarily of investments in unconsolidated affiliates, which currently consist of our investments in Monte Carlo and Borgata. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than straightforward interest rate swaps. Our joint venture and unconsolidated affiliate investments allow us to realize the benefits of owning a full-scale resort in a manner that minimizes our initial investment. We have not guaranteed financing obtained by the ventures, nor are there any other provisions of the venture agreements which are unusual or subject us to risks to which we would not be subjected if we had full ownership of the resort.

          At December 31, 2003, we had outstanding letters of credit totaling $52 million, of which $50 million support the bonds issued by the Economic Development Corporation of the City of Detroit. These bonds are recorded as a liability in our consolidated balance sheets. This obligation was undertaken to secure our right to develop a permanent casino in Detroit.

     Commitments and Contractual Obligations

          The following table summarizes our scheduled contractual commitments as of December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter

			(In millions)
Long-term debt	$97	$503	$250	$910	$1,925	$1,925
Capital leases	1	1	1	—	—	—
Operating leases	10	9	8	7	7	311
Long-term liabilities (1)	26	3	6	3	3	53
Other purchase obligations:
Construction commitments	381	25	—	—	—	—
Employment agreements	79	57	27	1	—	—
Entertainment agreements (2)	83	2	—	—	—	—
Other (3)	81	5	4	1	1	2

	$758	$605	$296	$922	$1,936	$2,291

(1)	Includes our obligation to support $50 million of bonds issued by the Economic Development Corporation of the City of Detroit as part of our development agreement with the City. The bonds mature in 2009. Also includes the estimated payments of obligations under our deferred compensation and supplemental executive retirement plans, based on balances as of December 31, 2003 and assumptions of retirement based on plan provisions.

(2)	Our largest entertainment commitments consist of minimum contractual payments to Cirque du Soleil, which performs shows at several of our resorts. We are generally contractually committed for a period of 12 months based on our ability to exercise certain termination rights; however, we expect these shows to continue for longer periods. Commitments for 2004 also include our obligations to complete the theatre construction and contribute to the show production costs for the new Cirque du Soleil show at MGM Grand Las Vegas.

(3)	The amount for 2004 includes approximately $57 million of open purchase orders. Other commitments are for various contracts, including maintenance and other service agreements and advertising commitments.

          Other significant operating uses of cash in 2004 include interest and tax payments. Our cash payments for interest ranged from $266 million to $318 million over the past three years, and we would expect similar levels of cash payments for interest in 2004. As discussed earlier, our cash paid for income taxes in 2004 will likely increase over 2003. Other significant investing uses of cash flow in 2004 include uncommitted capital expenditures, expected to be approximately $300 million exclusive of any spending on a permanent casino in Detroit, and the proposed Wembley acquisition, valued at $490 million on the date we made the offer.

          We plan to fund our contractual obligations and other estimated spending through a combination of operating cash flow, proceeds from known or expected sales of businesses and available borrowings under our senior credit facility. We have generated over $700 million in operating cash flow in each of the past three years, which included deductions for interest payments, tax payments and certain contractually committed payments reflected in the above table, including operating leases, employment agreements and entertainment agreements. We expect to generate a similar level of operating cash flow in 2004. Assuming operating cash flow is used to fund the remaining contractual commitments of approximately $500 million to $600 million, we would have at least $100 million of operating cash flow available for other planned expenditures.

          Other sources of cash include the net proceeds of $213 million received in January 2004 upon closing the sale of the Golden Nugget Subsidiaries, the net proceeds of $150 million from the sale of MGM Grand Australia, if the sale closes as expected by the third quarter of 2004, and the $885 million of available borrowings under our senior credit facility.

Critical Accounting Policies and Estimates

          Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. To prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in the estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Senior management and the Audit Committee of the Board of Directors have reviewed the disclosures included herein about our critical accounting estimates, and have reviewed the processes to determine those estimates.

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

          We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. At December 31, 2003 and 2002, approximately 53% and 57%, respectively, of our casino accounts receivable was owed by customers from the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. A significant portion of our casino accounts receivable is owed by casino customers from the Far East. At December 31, 2003 and 2002, approximately 30% and 28%, respectively, of our casino accounts receivable was owed by customers from the Far East.

          We maintain an allowance, or reserve, for doubtful casino accounts at all of our operating casino resorts. The provision for doubtful accounts, an operating expense, increases the allowance for doubtful accounts. We regularly evaluate the allowance for doubtful casino accounts. At resorts where marker play is not significant, the allowance is generally established by applying standard reserve percentages to aged account balances. At resorts where marker play is significant, we apply standard reserve percentages to aged account balances under a specified dollar amount and specifically analyze the collectibility of each account with a balance over the specified dollar amount, based on the age of the account, the customer’s financial condition, collection history and any other known information. We also monitor regional and global economic conditions and forecasts to determine if reserve levels are adequate.

          The collectibility of unpaid markers is affected by a number of factors, including changes in currency exchange rates and economic conditions in the customers’ home countries. Because individual customer account balances can be significant, the allowance and the provision can change significantly between periods, as information about a certain customer becomes known or as changes in a region’s economy occur.

          The following table shows key statistics related to our casino receivables:

	At December 31,

	2003	2002	2001

		(In thousands)
Casino accounts receivable	$159,569	$166,612	$189,434
Allowance for doubtful casino accounts receivable	75,265	85,504	98,648
Allowance as a percentage of casino accounts receivable	47%	51%	52%
Median age of casino accounts receivable	43 days	50 days	84 days
Percentage of casino accounts outstanding over 180 days	23%	27%	30%

          The allowance percentage increased in 2001 as a result of the impact of the September 11 attacks on our customers’ traveling patterns and the global economy, as well as the impacts of declines in the United States stock markets through 2000 and 2001. During 2002, the United States stock markets continued to decline, but we experienced better than anticipated receivable collections on certain customer accounts during 2002, which resulted in a reversal of previously recorded bad debt provision in the third quarter of 2002.

          In the fourth quarter of 2003 we recorded an additional reversal of bad debt provision as we again experienced better than expected collections. The current strength in the United States economy and recent United States stock market gains have also caused us to positively adjust our outlook on collectibility of domestic accounts receivable. The above economic and collection trends are reflected in the improved quality of our receivables statistics in the above table. Our reserve percentage at December 31, 2003 is lower than it has been since the events of September 11, 2001, though still higher than the periods preceding September 11, 2001.

          At December 31, 2003, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change net income by $2 million, or $0.01 per share.

     Fixed asset capitalization and depreciation policies

          Property and equipment are stated at cost. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. We account for construction projects in accordance with Statement of Financial Accounting Standards No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”. When we construct assets, we capitalize direct costs of the project, including fees paid to architects and contractors, property taxes, and certain costs of our design and construction subsidiary, MGM MIRAGE Design Group.

          We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. When constructing or purchasing assets, we must determine whether existing assets are being replaced or otherwise impaired, which also may be a matter of judgment. Our depreciation expense is highly dependent on the assumptions we make about our assets’ estimated useful lives. We determine the estimated useful lives based on our experience with similar assets, engineering studies, and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

          In accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” (“SFAS 34”), interest cost associated with major development and construction projects is capitalized as part of the cost of the project. Interest is typically capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings, since we typically do not borrow funds directly related to a development project. Capitalization of interest starts when construction activities, as defined in SFAS 34, begin and ceases when construction is substantially complete or development activity is suspended for more than a brief period.

          Whether we capitalize interest on a project depends in part on management’s actions. In January 2001, we announced that our near-term development focus would be on the Atlantic City market. As a result, we suspended the capitalization of interest on our Las Vegas Strip project until the development process for that project is further advanced. Interest capitalized on this project was $3 million in 2001. In October 2002, we announced the suspension of development activities on our wholly-owned project on the Renaissance Pointe land in Atlantic City. In connection with that announcement, we stopped capitalizing interest associated with the project. Interest capitalized on this project for the years ended December 31, 2001 and 2002 was $60 million and $41 million, respectively.

     Impairment of Long-lived Assets

          We evaluate our property and equipment and other long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be disposed of or assets to be held and used, are recorded as operating expenses.

          There are several estimates, assumptions and decisions in measuring impairments of long-lived assets. First, management must determine the usage of the asset. To the extent management decides that an asset will be sold, it is more likely that an impairment may be recognized. Assets must be tested at the lowest level for which identifiable cash flows exist. This means that some assets must be grouped, and management has some discretion in the grouping of assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates.

          On a quarterly basis, we review our major long-lived assets to determine if events have occurred or circumstances exist that indicate a potential impairment. We estimate future cash flows using our internal budgets. When appropriate, we discount future cash flows using our weighted-average cost of capital, developed using a standard capital asset pricing model. Whenever an impairment loss is recorded, or a test for impairment is made, we discuss the facts and circumstances with the audit committee.

          See “Results of Operations” for discussion of write-downs and impairments recorded in 2001, 2002 and 2003. In October 2002, we announced the temporary suspension of our development activities on our wholly-owned project on the Renaissance Pointe land in Atlantic City. In connection therewith, we reviewed the land for potential impairment, and determined no impairment was indicated. In December 2002, in connection with our agreement with Turnberry Associates whereby we are required to contribute land to the venture, we reviewed the land for potential impairment, and determined no impairment was indicated. In June 2003, we entered into an agreement to sell the Golden Nugget Subsidiaries. The fair value less costs to sell exceeds the carrying value, therefore no impairment was indicated. In February 2004, we entered into an agreement to sell MGM Grand Australia. The fair value less costs to sell exceeds the carrying value, therefore no impairment was indicated.

          Other than the above items, we are not aware of events or circumstances that would cause us to review any material long-lived assets for impairment.

     Income taxes

          We are subject to income taxes in the United States, and in several states and foreign jurisdictions in which we operate. We account for income taxes according to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

          At December 31, 2003, we had $90 million of deferred tax assets and $1.8 billion of deferred tax liabilities. Except for certain New Jersey state net operating losses and certain other New Jersey state deferred tax assets, we believe that it is more likely than not that our deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income. The valuation allowance at December 31, 2003 related to the New Jersey deferred tax assets was $10 million.

          Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. To determine necessary reserves, we must make assumptions and judgments about potential actions by taxing authorities, partially based on past experiences. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental, and we believe we have adequately provided for any reasonable and foreseeable outcomes related to uncertain tax matters.

          When actual results of tax examinations differ from our estimates, we adjust the income tax provision and our tax reserves in the period in which the examination issues are settled. In December 2002, we settled the IRS audit of the Company’s 1995 and 1996 tax returns, which did not result in a material impact on our results of operations or financial position. During 2003, we filed amended returns for tax years subsequent to 1996 to reflect the impact of the IRS audits of the 1993 through 1996 tax years on those subsequent years. In the fourth quarter of 2003, the statutes of limitations expired for the 1997 through 1999 tax years, resulting in a reduction of our tax reserves of $13 million and a corresponding reduction in our provision for income taxes. The tax returns for years after 1999 are subject to possible future examination.

          A portion of our tax reserves was assumed in the Mirage Acquisition. The IRS audit of the tax returns of Mirage through the merger date was settled in August 2003, resulting in a payment to the IRS of $45 million, including interest. These matters had been previously reserved for, so the settlement had no impact on our income tax provision or our results of operations. Any future adjustments to the acquired Mirage tax reserves will be recorded as an adjustment to goodwill.

Accounting Principles Adopted in 2003

     Classification of Gains and Losses as Extraordinary Items

          In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections as of April 2002” (“SFAS 145”). The key provision of SFAS 145 that affects us rescinds the existing rule that all gains or losses from the extinguishment of debt should be classified as extraordinary items. Instead, such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent.

          We adopted SFAS 145 beginning January 1, 2003. Prior period losses were analyzed to determine if they met the criteria to be classified as extraordinary items. Our prior period losses were reclassified as an element of income from continuing operations.

     Costs Associated with Exit or Disposal Activities

          In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under EITF Issue 94-3. Examples of costs covered by the standard include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

          We adopted SFAS 146 beginning January 1, 2003. The adoption of this statement did not have a material impact on our results of operations or financial position. The time between our commitment to an exit or disposal plan and when costs are actually incurred is typically short.

     Guarantee Obligations

          In November 2002, the FASB issued its Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that future guarantee obligations be recognized as liabilities at inception of the guarantee contract. It also increases the disclosures required for current and future guarantee obligations.

          We have included the disclosures required by FIN 45 in the accompanying notes to consolidated financial statements. We adopted the initial recognition provisions of FIN 45 beginning January 1, 2003. The adoption of this interpretation did not have a material impact on our results of operation or financial position.

     Stock-based Compensation

          In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 increases the disclosure requirements for companies which do not voluntarily adopt the fair value based accounting for employee stock compensation prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” on a retroactive basis. SFAS 148 also requires companies to present the pro forma disclosures in interim financial statements.

          We have included the annual disclosures required by SFAS 148 in the accompanying notes to consolidated financial statements, and began presenting the required interim disclosures in 2003.

Recently Issued Accounting Standards

          There are no accounting standards issued before December 31, 2003 but effective after December 31, 2003 which are expected to have a material impact on our financial reporting.

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

          The following table provides information about our interest rate swaps as of December 31, 2003:

Maturity Date	August 1, 2007	February 1, 2008
Notional Value	$200 million	$200 million
Estimated Fair Value	$—	$—
Average Pay Rate*	4.31%	4.09%
Average Receive Rate	6.75%	6.75%

* Interest rates are determined in arrears. These rates have been estimated based on implied forward rates in the yield curve.

          As of December 31, 2003, after giving effect to the interest rate swaps discussed above, long-term fixed rate borrowings represented approximately 64% of our total borrowings. Assuming a 100 basis-point change in LIBOR, our annual interest cost would change by approximately $20 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We incorporate by reference the information appearing under “Market Risk” in Item 7 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Our Consolidated Financial Statements and Notes to Consolidated Financial Statements, referred to in Item 15(a)(1) of this Form 10-K, are included at pages 57 to 82 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There were no disagreements with accountants on accounting or financial disclosures during the last three fiscal years. On May 15, 2002, the Company dismissed Arthur Andersen LLP as the Company’s independent public accountants and engaged Deloitte & Touche LLP to serve as the Company’s independent public accountant for 2002. For more information with respect to this matter, see the Company’s Current Report on Form 8-K filed on May 15, 2002.

ITEM 9A. CONTROLS AND PROCEDURES

          Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2003. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

          During the quarter ended December 31, 2003, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          We incorporate by reference the information appearing under “Executive Officers of the Registrant” in Item 1 of this Form 10-K and under “Election of Directors” in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 5, 2004 (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

          We incorporate by reference the information appearing under “Executive Compensation and Other Information” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          We incorporate by reference the information appearing under “Principal Stockholders” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          We incorporate by reference the information appearing under “Certain Transactions” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          We incorporate by reference the information appearing under “Audit Committee Report” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1). Financial Statements.

Included in Part II of this Report:
Independent Auditors’ Report
Consolidated Balance Sheets — December 31, 2003 and 2002
Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

     (a)(2). Financial Statement Schedules.

Included in Part IV of this Report:
Years Ended December 31, 2003, 2002 and 2001
Schedule II — Valuation and Qualifying Accounts

     We have omitted schedules other than the one listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

     (a)(3). Exhibits.

Exhibit
Number	Description

2	Agreement and Plan of Merger, dated as of March 6, 2000, among Mirage Resorts, Incorporated (“MRI”), the Company and MGMGMR Acquisition, Inc. (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated March 6, 2000).

3(1)	Certificate of Incorporation of the Company, as amended through 1997 (incorporated by reference to Exhibit 3(1) to Registration Statement No. 33-3305 and to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3(2)	Certificate of Amendment to Certificate of Incorporation of the Company, dated January 7, 2000, relating to an increase in the authorized shares of common stock (incorporated by reference to Exhibit 3(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the “1999 10-K”)).

3(3)	Certificate of Amendment to Certificate of Incorporation of the Company, dated January 7, 2000, relating to a 2-for-1 stock split (incorporated by reference to Exhibit 3(3) to the 1999 10-K).

3(4)	Certificate of Amendment to Certificate of Incorporation of the Company, dated August 1, 2000 (incorporated by reference to Exhibit 3(i).4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 (the “September 2000 10-Q”)).

3(5)	Certificate of Amendment to Certificate of Incorporation of the Company, dated June 3, 2003, relating to compliance with provisions of the New Jersey Casino Control Act relating to holders of Company securities (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (the “June 2003 10-Q”)).

Exhibit
Number	Description

3(6)	Amended and Restated Bylaws of the Company, effective March 6, 2001 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 (the “June 2002 10-Q”).

4(1)	Indenture, dated as October 15, 1996, between MRI and Firstar Bank of Minnesota, N.A., as trustee (the “MRI 1996 Indenture”) (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of MRI (Commission File No. 01-6697) for the fiscal quarter ended September 30, 1996 (the “MRI September 1996 10-Q”)).

4(2)	Supplemental Indenture, dated as October 15, 1996, to the MRI 1996 Indenture (incorporated by reference to Exhibit 4.2 to the MRI September 1996 10-Q).

4(3)	Indenture, dated as of August 1, 1997, between MRI and First Security Bank, National Association, as trustee (the “MRI 1997 Indenture”) (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of MRI for the fiscal quarter ended June 30, 1997 (the “MRI June 1997 10-Q”)).

4(4)	Supplemental Indenture, dated as of August 1, 1997, to the MRI 1997 Indenture (incorporated by reference to Exhibit 4.2 to the MRI June 1997 10-Q).

4(5)	Indenture, dated as of February 2, 1998, among the Company, as issuer, the Guarantors parties thereto, as guarantors, and PNC Bank, National Association, as trustee (incorporated by reference to Exhibit 4(1) to the Company’s Current Report on Form 8-K, dated February 23, 1998 (the “February 1998 8-K”)).

4(6)	Indenture, dated as of February 4, 1998, between MRI and PNC Bank, National Association, as trustee (the “MRI 1998 Indenture”) (incorporated by reference to Exhibit 4(e) to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1997 (the “MRI 1997 10-K”)).

4(7)	Supplemental Indenture, dated as of February 4, 1998, to the MRI 1998 Indenture (incorporated by reference to Exhibit 4(f) to the MRI 1997 10-K).

4(8)	Schedule setting forth material details of the Indenture, dated as of February 6, 1998, among the Company, as issuer, the Guarantors parties thereto, as guarantors, and U.S. Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4(2) to the February 1998 8-K).

4(9)	Indenture, dated as of May 31, 2000, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated May 22, 2000 (the “May 2000 8-K”)).

4(10)	Indenture, dated as of September 15, 2000, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4 to the Company’s Amended Current Report on Form 8-K/A dated September 12, 2000).

4(11)	First Supplemental Indenture, dated as of September 15, 2000, among the Company, Bellagio Merger Sub, LLC and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4(11) to the 2000 10-K).

4(12)	First Supplemental Indenture, dated as of September 30, 2000, among the Company, Bellagio Merger Sub, LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(12) to the 2000 10-K).

4(13)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1996 Indenture (incorporated by reference to Exhibit 4(13) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 10-K”)).

Exhibit
Number	Description

4(14)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1997 Indenture (incorporated by reference to Exhibit 4(14) to the 2000 10-K).

4(15)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1998 Indenture (incorporated by reference to Exhibit 4(15) to the 2000 10-K).

4(16)	Second Supplemental Indenture, dated as of December 31, 2000, among the Company, MGM Grand Hotel & Casino Merger Sub, LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(16) to the 2000 10-K).

4(17)	Second Supplemental Indenture, dated as of December 31, 2000, among the Company, MGM Grand Hotel & Casino Merger Sub, LLC and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4(17) to the 2000 10-K).

4(18)	Indenture, dated as of January 23, 2001, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated January 18, 2001).

4(19)	Indenture, dated as of September 17, 2003, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 11, 2003).

10.1(1)	Loan Agreement, dated September 6, 1995, among MGM Grand Australia Pty Ltd., as Borrower, each Guarantor named therein, the banks named therein and Bank of America Australia Limited, as Agent (incorporated by reference to Exhibit 10(22) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the “1995 10-K”)).

10.1(2)	MGM Grand, Inc. Continuing Guaranty, dated as of September 1, 1995 (incorporated by reference to Exhibit 10(23) to the 1995 10-K).

10.1(3)	Guarantee, dated as of May 31, 2000, by certain subsidiaries of the Company, in favor of The Chase Manhattan Bank, as successor in interest to PNC Bank, National Association, as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.4 to the May 2000 8-K).

10.1(4)	Schedule setting forth material details of the Guarantee, dated as of May 31, 2000, by certain subsidiaries of the Company, in favor of U.S. Trust Company, National Association (formerly known as U.S. Trust Company of California, N.A.), as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.5 to the May 2000 8-K).

10.1(5)	Guarantee (Mirage Resorts, Incorporated 7.25% Senior Notes Due October 15, 2006), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of Firstar Bank of Minnesota, N.A., as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.6 to the May 2000 8-K).

10.1(6)	Schedule setting forth material details of the Guarantee (Mirage Resorts, Incorporated 6.625% Notes Due February 1, 2005 and 6.75% Notes Due February 1, 2008), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of The Chase Manhattan Bank, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.7 to the May 2000 8-K).

Exhibit
Number	Description

10.1(7)	Schedule setting forth material details of the Guarantee (Mirage Resorts, Incorporated 6.75% Notes Due August 1, 2007 and 7.25% Debentures Due August 1, 2017), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of First Security Bank, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.8 to the May 2000 8-K).

10.1(8)	Instrument of Joinder, dated as of May 31, 2000, by MRI and certain of its wholly owned subsidiaries, in favor of the beneficiaries of the Guarantees referred to therein (incorporated by reference to Exhibit 10.9 to the May 2000 8-K).

10.1(9)	Optional Advance Unsecured Promissory Note, dated as of September 5, 2002, among the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).

10.1(10)	Third Amended and Restated Loan Agreement, dated as of November 24, 2003, among the Company, as Borrower, and MGM Grand Detroit, LLC, as Co-Borrower, the Lenders, Co-Documentation Agents and Co-Syndication Agents therein named and Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Book Managers.

10.2(1)	Lease, dated September 4, 1962, and Agreement, dated March 25, 1975, between the Trustees of the Fraternal Order of Eagles, Las Vegas Aerie 1213, and MRI (incorporated by reference to Exhibit 10(c) to Registration Statement No. 33-5694 filed by GNLV FINANCE CORP. and GNLV, CORP. (the “GNLV Registration Statement”)).

10.2(2)	Lease Agreement, dated July 1, 1973, and Amendment to Lease, dated February 27, 1979, between First National Bank of Nevada, Trustee under Private Trust No. 87, and MRI (incorporated by reference to Exhibit 10(d) to the GNLV Registration Statement).

10.2(3)	Lease, dated April 30, 1976, between Elizabeth Properties Trust, Elizabeth Zahn, Trustee, and MRI (the “Elizabeth Properties Trust Lease”) (incorporated by reference to Exhibit 10(e) to the GNLV Registration Statement).

10.2(4)	Amended and Restated Ground Lease Agreement, dated July 1, 1993, between Primm South Real Estate Company and The Primadonna Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Primadonna Resorts, Inc. (Commission File No. 0-21732) for the fiscal quarter ended September 30, 1993).

10.2(5)	First Amendment to the Amended and Restated Ground Lease Agreement and Consent and Waiver, dated as of August 25, 1997, between The Primadonna Corporation and Primm South Real Estate Company (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Primadonna Resorts, Inc. for the fiscal year ended December 31, 1997).

10.2(6)	Public Trust Tidelands Lease, dated February 4, 1999, between the State of Mississippi and Beau Rivage Resorts, Inc. (without exhibits) (incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1999).

10.2(7)	Letter agreement, dated March 21, 2000, amending the Elizabeth Properties Trust Lease (incorporated by reference to Exhibit 10.2(7) to the 2000 10-K).

10.2(8)	Stock Purchase Agreement, by and among MGM MIRAGE, Mirage Resorts, Incorporated, GNLV, CORP., GNL, CORP., Golden Nugget Experience, LLC and Poster Financial Group, Inc., dated as of June 24, 2003 (incorporated by reference to the June 2003 10-Q).

Exhibit
Number	Description

*10.3(1)	Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the “1996 10-K”)).

*10.3(2)	Incentive Stock Option Plan (incorporated by reference to Exhibit 10(2) to the 1996 10-K).

*10.3(3)	1997 Nonqualified Stock Option Plan, giving effect to amendment approved by the Company’s shareholders on May 13, 2003 (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed under cover of Schedule 14A on April 14, 2003 (the “2003 Proxy Statement”)).

*10.3(4)	1997 Incentive Stock Option Plan, giving effect to amendment approved by the Company’s shareholders on August 1, 2000 (incorporated by reference to Exhibit 10.4 to the September 2000 10-Q).

*10.3(5)	Amended and Restated Annual Performance Based Incentive Plan for Executive Officers, giving effect to amendment approved by the Company’s shareholders on May 13, 2003 (incorporated by reference to Appendix B to the 2003 Proxy Statement).

*10.3(6)	Non-Qualified Deferred Compensation Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.3(12) to the 2000 10-K).

*10.3(7)	Supplemental Executive Retirement Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.3(13) to the 2000 10-K).

*10.3(8)	Employment Agreement, dated as of July 9, 2001, between the Company and William J. Hornbuckle (incorporated by reference to Exhibit 10.3(14) to the 2001 10-K).

*10.3(9)	Employment agreement, dated June 1, 2002, between the Company and J. Terrence Lanni (incorporated by reference to Exhibit 10.1 to the June 2002 10-Q).

*10.3(10)	Employment agreement, dated June 1, 2002, between the Company and James J. Murren (incorporated by reference to Exhibit 10.2 to the June 2002 10-Q).

*10.3(11)	Employment agreement, dated June 1, 2002, between the Company and John T. Redmond (incorporated by reference to Exhibit 10.3 to the June 2002 10-Q).

*10.3(12)	Employment agreement, dated June 1, 2002, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.4 to the June 2002 10-Q).

*10.3(13)	Employment agreement, dated June 1, 2002, between the Company and Gary N. Jacobs (incorporated by reference to Exhibit 10.5 to the June 2002 10-Q).

*10.3(14)	Employment agreement, dated June 1, 2002, between the Company and Kenneth Rosevear (incorporated by reference to Exhibit 10.6 to the June 2002 10-Q).

10.4(1)	An Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated May 3, 1996 (without exhibits) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of MRI for the fiscal quarter ended March 31, 1996 (the “MRI March 1996 10-Q”)).

10.4(2)	Completion Guaranty, dated as of May 3, 1996, by MRI in favor of the City of Atlantic City (incorporated by reference to Exhibit 10.2 to the MRI March 1996 10-Q).

Exhibit
Number	Description

10.4(3)	An Amendment to the May 3, 1996 Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated January 8, 1998 (without exhibits) (incorporated by reference to Exhibit 10(nnn) to the MRI 1997 10-K).

10.4(4)	A Second Amendment to the May 3, 1996 Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated December 15, 1998 (incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1998 (the “MRI 1998 10-K”)).

10.4(5)	A Third Amendment to the May 3, 1996 Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated January 13, 1999 (without exhibits) (incorporated by reference to Exhibit 10.80 to the MRI 1998 10-K).

10.4(6)	Second Amended and Restated Joint Venture Agreement of Marina District Development Company, dated as of August 31, 2000, between MAC, CORP. and Boyd Atlantic City, Inc. (without exhibits) (incorporated by reference to Exhibit 10.2 to the September 2000 10-Q).

10.4(7)	H-Tract Tri-Party Agreement, dated October 18, 2000, among Marina District Development Company, MAC, CORP. and the City of Atlantic City (without exhibits) (incorporated by reference to Exhibit 10.4(13) to the 2000 10-K).

10.4(8)	A Fourth Amendment to the May 3, 1996 Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated October 18, 2000 (without exhibits) (incorporated by reference to Exhibit 10.4(14) to the 2000 10-K).

10.4(9)	Contribution and Adoption Agreement, dated as of December 13, 2000, among Marina District Development Holding Co., LLC, MAC, CORP. and Boyd Atlantic City, Inc. (incorporated by reference to Exhibit 10.4(15) to the 2000 10-K).

10.5(1)	Revised Development Agreement among the City of Detroit, The Economic Development Corporation of the City of Detroit and MGM Grand Detroit, LLC (incorporated by reference to Exhibit 10.10 to the June 2002 10-Q).

10.6(1)	Joint Venture Agreement of Victoria Partners, dated as of December 9, 1994, among MRGS Corp., Gold Strike L.V. and MRI (without exhibit) (the “Joint Venture Agreement”) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of MRI dated December 9, 1994).

10.6(2)	Amendment No. 1 to the Joint Venture Agreement, dated as of April 17, 1995 (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q of MRI for the fiscal quarter ended March 31, 1995).

10.6(3)	Amendment No. 2 to the Joint Venture Agreement, dated as of September 25, 1995 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of MRI for the fiscal quarter ended September 30, 1995).

10.6(4)	Amendment No. 3 to the Joint Venture Agreement, dated as of February 28, 1996 (incorporated by reference to Exhibit 10(nnn) to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1995).

10.6(5)	Amendment No. 4 to the Joint Venture Agreement, dated as of May 29, 1996 (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of Mandalay Resort Group (Commission File No. 01-8570) for the fiscal quarter ended April 30, 1996).

Exhibit
Number	Description

10.7	Stock Purchase Agreement, dated as of April 14, 2000, between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.6 to the June 2000 10-Q).

10.8	Casino Operator’s Agreement, dated March 12, 2001, between Timothy Denney Baldwin, Minister for Racing, Gaming and Licensing, Diamond Leisure Pty. Limited and MGM Grand Australia Pty Ltd. (incorporated by reference to Exhibit 10.1 to the March 2001 10-Q).

21	List of subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

The Company filed the following Current Reports of Form 8-K during the quarter ended December 31, 2003.

Current Report on Form 8-K, filed by the Company on October 21, 2003, for the purpose of furnishing our earnings press release for the quarter ended September 30, 2003.

Current Report on Form 8-K, filed by the Company on November 13, 2003, for the purpose of filing our press release announcing the approval by our Board of Directors of a 10 million share repurchase program.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
of MGM MIRAGE

     We have audited the accompanying consolidated balance sheets of MGM MIRAGE (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MGM MIRAGE and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
January 28, 2004, except for
Note 18, as to which the
date is February 10, 2004

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	At December 31,

	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$178,047	$211,234
Accounts receivable, net	139,475	139,935
Inventories	65,189	68,001
Income tax receivable	9,901	—
Deferred income taxes	49,286	84,348
Prepaid expenses and other	89,641	86,311
Assets held for sale	226,082	—

Total current assets	757,621	589,829

Property and equipment, net	8,681,339	8,762,445
Other assets
Investment in unconsolidated affiliates	756,012	710,802
Goodwill and other intangible assets, net	267,668	256,108
Deposits and other assets, net	247,070	185,801

Total other assets	1,270,750	1,152,711

	$10,709,710	$10,504,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$85,439	$69,959
Income taxes payable	—	637
Current portion of long-term debt	9,008	6,956
Accrued interest on long-term debt	87,711	80,310
Other accrued liabilities	559,445	592,206
Liabilities related to assets held for sale	23,456	—

Total current liabilities	765,059	750,068

Deferred income taxes	1,765,426	1,769,431
Long-term debt	5,521,890	5,213,778
Other long-term obligations	123,547	107,564
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $.01 par value: authorized 300,000,000 shares, issued 168,268,213 and 166,393,025 shares; outstanding 143,096,213 and 154,574,225 shares	1,683	1,664
Capital in excess of par value	2,171,625	2,125,626
Deferred compensation	(19,174)	(27,034)
Treasury stock, at cost (25,172,000 and 11,818,800 shares)	(760,594)	(317,432)
Retained earnings	1,133,903	890,206
Accumulated other comprehensive income (loss)	6,345	(8,886)

Total stockholders’ equity	2,533,788	2,664,144

	$10,709,710	$10,504,985

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,

	2003	2002	2001

Revenues
Casino	$2,075,569	$2,042,626	$2,015,960
Rooms	835,938	798,562	793,321
Food and beverage	765,242	711,373	680,538
Entertainment, retail and other	647,710	637,791	620,523

	4,324,459	4,190,352	4,110,342
Less: Promotional allowances	(415,643)	(398,104)	(378,706)

	3,908,816	3,792,248	3,731,636

Expenses
Casino	1,055,536	1,019,761	1,042,011
Rooms	236,050	212,337	216,548
Food and beverage	441,549	396,273	379,313
Entertainment, retail and other	428,834	404,158	410,125
Provision for doubtful accounts	12,570	27,675	70,690
General and administrative	591,155	566,080	552,916
Corporate expense	61,541	43,856	37,637
Preopening and start-up expenses	29,266	14,141	4,130
Restructuring costs (credit)	6,597	(17,021)	23,382
Property transactions, net	(18,336)	14,712	46,062
Depreciation and amortization	404,597	384,890	375,945

	3,249,359	3,066,862	3,158,759

Income from unconsolidated affiliates	53,612	32,361	36,816

Operating income	713,069	757,747	609,693

Non-operating income (expense)
Interest income	4,310	4,306	5,630
Interest expense, net	(341,114)	(286,636)	(338,783)
Non-operating items from unconsolidated affiliates	(10,401)	(1,335)	(914)
Other, net	(12,160)	(7,611)	(6,036)

	(359,365)	(291,276)	(340,103)

Income from continuing operations before income taxes	353,704	466,471	269,590
Provision for income taxes	(116,592)	(171,271)	(104,402)

Income from continuing operations	237,112	295,200	165,188

Discontinued operations
Income (loss) from discontinued operations, including loss on disposal of $6,735 (2003)	6,031	(661)	6,803
Benefit (provision) for income taxes	554	(2,104)	(2,176)

	6,585	(2,765)	4,627

Net income	$243,697	$292,435	$169,815

Basic income per share of common stock
Income from continuing operations	$1.59	$1.87	$1.04
Discontinued operations	0.05	(0.02)	0.03

Net income per share	$1.64	$1.85	$1.07

Diluted income per share of common stock
Income from continuing operations	$1.56	$1.85	$1.03
Discontinued operations	0.05	(0.02)	0.03

Net income per share	$1.61	$1.83	$1.06

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities
Net income	$243,697	$292,435	$169,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	412,937	398,623	390,726
Amortization of debt discount and issuance costs	35,826	28,527	30,505
Provision for doubtful accounts	13,668	28,352	71,244
Property transactions, net	(18,336)	14,712	47,955
Loss on early retirements of debt	3,244	504	1,197
Loss on disposal of discontinued operations	6,735	—	—
Income from unconsolidated affiliates	(43,211)	(31,765)	(34,446)
Distributions from unconsolidated affiliates	38,000	37,000	36,000
Deferred income taxes	28,362	90,852	65,619
Tax benefit from stock option exercises	9,505	18,050	2,137
Changes in assets and liabilities:
Accounts receivable	(14,330)	(24,107)	23,726
Inventories	(2,205)	(5,685)	7,464
Income taxes receivable and payable	(10,538)	12,714	(8,512)
Prepaid expenses and other	(8,500)	(16,142)	1,070
Accounts payable and accrued liabilities	16,125	(18,863)	(5,528)
Other	(8,013)	2,751	(3,089)

Net cash provided by operating activities	702,966	827,958	795,883

Cash flows from investing activities
Purchases of property and equipment	(550,232)	(300,039)	(327,936)
Dispositions of property and equipment	56,614	20,340	26,840
Investments in unconsolidated affiliates	(41,350)	(80,314)	(38,250)
Change in construction payable	12,953	6,313	3,368
Other	(33,673)	(17,510)	(16,227)

Net cash used in investing activities	(555,688)	(371,210)	(352,205)

Cash flows from financing activities
Net borrowing (repayment) under bank credit facilities	(285,087)	(270,126)	(819,704)
Issuance of long-term debt	600,000	—	400,000
Repurchase of senior notes	(28,011)	—	—
Debt issuance costs	(25,374)	(848)	(8,529)
Issuance of common stock	36,254	45,985	7,837
Purchases of treasury stock	(442,864)	(207,590)	(45,716)
Other	(20,153)	(21,906)	3,437

Net cash used in financing activities	(165,235)	(454,485)	(462,675)

Cash and cash equivalents
Net increase (decrease) for the year	(17,957)	2,263	(18,997)
Cash related to discontinued operations	(15,230)	—	—
Balance, beginning of year	211,234	208,971	227,968

Balance, end of year	$178,047	$211,234	$208,971

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$308,198	$266,071	$317,773
State, federal and foreign income taxes paid	94,932	44,579	19,342
Non-cash investing and financing transactions
Acquisition of Detroit development rights	$—	$115,055	$—

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock
			Capital in
	Shares	Par	Excess of	Deferred
	Outstanding	Value	Par Value	Compensation

Balances, January 1, 2001	159,130	$1,632	$2,041,820	$—
Net income	—	—	—	—
Currency translation adjustment	—	—	—	—
Derivative loss from unconsolidated affiliate, net	—	—	—	—
Total comprehensive income	—	—	—	—
Issuance of common stock pursuant to stock option grants	497	5	5,884	—
Purchases of treasury stock	(2,231)	—	—	—
Tax benefit from stock option exercises	—	—	2,137	—

Balances, December 31, 2001	157,396	1,637	2,049,841	—
Net income	—	—	—	—
Currency translation adjustment	—	—	—	—
Derivative loss from unconsolidated affiliate, net	—	—	—	—
Total comprehensive income	—	—	—	—
Issuance of restricted stock	903	—	12,000	(31,769)
Cancellation of restricted stock	(6)	—	—	212
Amortization of deferred compensation	—	—	—	4,523
Issuance of common stock pursuant to stock option grants	2,707	27	45,735	—
Purchases of treasury stock	(6,426)	—	—	—
Tax benefit from stock option exercises	—	—	18,050	—

Balances, December 31, 2002	154,574	1,664	2,125,626	(27,034)
Net income	—	—	—	—
Currency translation adjustment	—	—	—	—
Derivative income from unconsolidated affiliate, net	—	—	—	—
Total comprehensive income	—	—	—	—
Cancellation of restricted stock	(10)	—	(54)	352
Issuance of stock options to non-employees	—	—	313	(313)
Amortization of deferred compensation	—	—	—	7,821
Issuance of common stock pursuant to stock option grants	1,875	19	36,235	—
Purchases of treasury stock	(13,343)	—	—	—
Tax benefit from stock option exercises	—	—	9,505	—

Balances, December 31, 2003	143,096	$1,683	$2,171,625	$(19,174)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Other
			Comprehensive	Total
	Treasury	Retained	Income	Stockholders’
	Stock	Earnings	(Loss)	Equity

Balances, January 1, 2001	$(83,683)	$427,956	$(5,280)	$2,382,445
Net income	—	169,815	—	169,815
Currency translation adjustment	—	—	(2,086)	(2,086)
Derivative loss from unconsolidated affiliate, net	—	—	(1,784)	(1,784)

Total comprehensive income	—	—	—	165,945
Issuance of common stock pursuant to stock option grants	—	—	—	5,889
Purchases of treasury stock	(45,716)	—	—	(45,716)
Tax benefit from stock option exercises	—	—	—	2,137

Balances, December 31, 2001	(129,399)	597,771	(9,150)	2,510,700
Net income	—	292,435	—	292,435
Currency translation adjustment	—	—	6,085	6,085
Derivative loss from unconsolidated affiliate, net	—	—	(5,821)	(5,821)

Total comprehensive income	—	—	—	292,699
Issuance of restricted stock	19,769	—	—	—
Cancellation of restricted stock	(212)	—	—	—
Amortization of deferred compensation	—	—	—	4,523
Issuance of common stock pursuant to stock option grants	—	—	—	45,762
Purchases of treasury stock	(207,590)	—	—	(207,590)
Tax benefit from stock option exercises	—	—	—	18,050

Balances, December 31, 2002	(317,432)	890,206	(8,886)	2,664,144
Net income	—	243,697	—	243,697
Currency translation adjustment	—	—	12,313	12,313
Derivative income from unconsolidated affiliate, net	—	—	2,918	2,918

Total comprehensive income	—	—	—	258,928
Cancellation of restricted stock	(298)	—	—	—
Issuance of stock options to non-employees	—	—	—	—
Amortization of deferred compensation	—	—	—	7,821
Issuance of common stock pursuant to stock option grants	—	—	—	36,254
Purchases of treasury stock	(442,864)	—	—	(442,864)
Tax benefit from stock option exercises	—	—	—	9,505

Balances, December 31, 2003	$(760,594)	$1,133,903	$6,345	$2,533,788

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION

     MGM MIRAGE (the “Company”), formerly MGM Grand, Inc., is a Delaware corporation, incorporated on January 29, 1986. As of December 31, 2003 approximately 57% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, operates hotel, casino and entertainment resorts.

     The Company owns and operates the following hotel, casino and entertainment resorts on the Las Vegas Strip in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Treasure Island (“TI”), New York-New York and the Boardwalk Hotel and Casino. The Company owns a 50% interest in the joint venture that owns and operates the Monte Carlo Resort & Casino, also located on the Las Vegas Strip.

     The Company owns three resorts in Primm, Nevada at the California/Nevada state line – Whiskey Pete’s, Buffalo Bill’s and the Primm Valley Resort – as well as two championship golf courses located near the resorts. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts. Until January 2004, the Company owned and operated the Golden Nugget Las Vegas in downtown Las Vegas and the Golden Nugget Laughlin in Laughlin, Nevada (the “Golden Nugget Subsidiaries”). See Note 3 for information regarding the sale of these resorts.

     The Company, through its wholly owned subsidiary, MGM Grand Detroit, Inc., and its local partners formed MGM Grand Detroit, LLC, to develop a hotel, casino and entertainment complex in Detroit, Michigan. MGM Grand Detroit, LLC operates a casino in an interim facility in downtown Detroit. See Note 10 for discussion of the revised development agreement with the City of Detroit and plans for a permanent casino resort.

     The Company owns and operates Beau Rivage, a beachfront resort located in Biloxi, Mississippi, and MGM Grand Hotel and Casino in Darwin, Australia – see Note 18 for information regarding the proposed sale of this resort. The Company also owns a 50% interest in a limited liability company that owns Borgata, a casino resort at Renaissance Pointe, located in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. Borgata opened in July 2003. The Company owns approximately 95 developable acres adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements which the Company designed and developed as required under the agreement with Boyd.

     In the second quarter of 2002, the Company received proceeds of $11 million upon termination of management agreements covering four casinos in the Republic of South Africa. Prior to the termination, the Company managed three permanent casinos and one interim casino and received management fees from its partner, Tsogo Sun Gaming & Entertainment. The termination fee was recorded as part of entertainment, retail and other revenues in the accompanying consolidated statements of income.

     Until June 30, 2003, the Company operated PLAYMGMMIRAGE.com, the Company’s online gaming website based in the Isle of Man. PLAYMGMMIRAGE.com became operational on September 26, 2002. It was initially not actively marketed, and was in the start-up phase through January 31, 2003. The Company ceased operations of the website as of June 30, 2003. See Note 3 for further information.

     The Company is actively seeking future development opportunities in the United Kingdom. In May 2003, the Company acquired a 25% interest in Metro Casinos Limited, a United Kingdom gaming company which is developing a new casino in Bristol. See Note 10 for discussion of other potential developments in the United Kingdom.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s operations are primarily in one segment – operation of casino resorts. Other operations, and foreign operations, are not material.

     Management’s use of estimates. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Those principles require the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and cash equivalents. Cash and cash equivalents include investments and interest bearing instruments with maturities of three months or less at the date of acquisition. Such investments are carried at cost which approximates market value.

     Accounts receivable and credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues markers to approved casino customers following background checks and investigations of creditworthiness. At December 31, 2003, a substantial portion of the Company’s receivables were due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

     Trade receivables, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2003, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

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

     We evaluate our property and equipment and other long-lived assets for impairment in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is estimated based on comparable asset sales, solicited offers, or a discounted cash flow model.

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

     For a discussion of recognized impairment losses, see Note 14. In October 2002, the Company announced the suspension of development activities on its wholly-owned project on the Renaissance Pointe land in Atlantic City. In connection therewith, the Company reviewed the land for potential impairment, and determined that no impairment was indicated. In December 2002, the Company entered into an agreement with Turnberry Associates to form a venture which will construct condominium residences behind MGM Grand Las Vegas. As part of the agreement, the Company will contribute land to the venture. The Company reviewed the land for potential impairment, and determined no impairment was indicated. In June 2003, the Company entered into an agreement to sell the Golden Nugget Subsidiaries. The fair value less costs to sell exceeded the carrying value, therefore no impairment was indicated.

     Capitalized interest. The interest cost associated with major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.

     Goodwill and other intangible assets. The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), on January 1, 2002. The statement provides that goodwill and indefinite-lived intangible assets are no longer amortized, but are instead reviewed for impairment at least annually and between annual test dates in certain circumstances.

As of December 31, 2003 and 2002 goodwill and intangible assets consisted of the following:

	At December 31,

	2003	2002

	(In thousands)
Goodwill:
Mirage acquisition (2000)	$76,342	$79,678
MGM Grand Darwin acquisition (1995)	34,259	25,826
Other	7,833	—

	118,434	105,504
Indefinite-lived intangible assets:
Detroit development rights	115,056	115,056
Trademarks and license rights	17,554	17,554

	132,610	132,610
Other intangible assets	16,624	17,994

	$267,668	$256,108

     Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill related to the Mirage acquisition was assigned to Bellagio, The Mirage, TI and Golden Nugget Las Vegas. Other goodwill relates to the Company’s 2003 acquisition for $9 million of majority interests in the entities that operate the nightclubs Light and Caramel, located in Bellagio, and Mist, located in TI. Changes in the recorded balances of goodwill are as follows:

	Year Ended December 31,

	2003	2002

	(In thousands)
Balance, beginning of period	$105,504	$103,059
Currency translation adjustment	8,433	2,445
Goodwill assigned to discontinued operations	(3,336)	—
Goodwill acquired during the period	7,833	—

Balance, end of the period	$118,434	$105,504

     The Company’s indefinite-lived intangible assets consist primarily of development rights in Detroit (see Note 10) and trademarks. The Company’s finite–lived intangible assets consist primarily of lease acquisition costs, amortized over the life of the related leases, and certain license rights with contractually limited terms, amortized over their contractual life.

     The Company completed the necessary transition impairment reviews for goodwill and indefinite-lived intangible assets in 2002, and no impairments were indicated. The Company performs its annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for goodwill and indefinite-lived intangible assets in 2003 or 2002. Amortization of goodwill and indefinite–lived intangible assets totaled $3 million for the year ended 2001. Had SFAS 142 been in effect, the Company’s results would have been as follows:

	December 31, 2001

	As Reported	Adjusted

	(In thousands, except per share amounts)
Net income	$169,815	$172,484
Basic earnings per share	$1.07	$1.09
Diluted earnings per share	1.06	1.07

     Revenue recognition and promotional allowances. Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs (“casino front money”) and for chips in the customers’ possession (“outstanding chip liability”). Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed. Advance deposits on rooms and advance ticket sales are recorded as accrued liabilities until services are provided to the customer.

     Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor ´s Products).” The consensus in EITF 01-9 requires that sales incentives be recorded as a reduction of revenue and that points earned in point-loyalty programs, such as our Players Club loyalty program, must be recorded as a reduction of revenue. The Company recognizes incentives related to casino play and points earned in Players Club as a direct reduction of casino revenue.

     Existing industry practice related to non-gaming revenues already complied with EITF 01-9. The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows:

	Year Ended December 31,

	2003	2002	2001

		(In thousands)
Rooms	$64,163	$60,589	$60,961
Food and beverage	180,327	170,916	166,835
Other	21,560	19,924	18,403

	$266,050	$251,429	$246,199

     Advertising. The Company expenses advertising costs the first time the advertising takes place. Advertising expense, which is generally included in general and administrative expenses, was $56 million, $54 million and $51 million for 2003, 2002 and 2001, respectively.

     Corporate expense. Corporate expense represents unallocated payroll and aircraft costs, professional fees and various other expenses not directly related to the Company’s casino resort operations. In addition, corporate expense includes the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are expensed as incurred until development of a specific project has become probable.

     Preopening and start-up expenses. The Company accounts for costs incurred during the preopening and start-up phases of operations in accordance with Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”. Preopening and start-up costs, including organizational costs, are expensed as incurred. Costs classified as preopening and start-up expenses include payroll, outside services, advertising, and other expenses related to new or start-up operations and customer initiatives.

     Income per share of common stock. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,

	2003	2002	2001

		(In thousands)
Weighted-average common shares outstanding used in the calculation of basic earnings per share	148,930	157,809	158,771
Potential dilution from stock options and restricted stock	2,662	2,131	2,051

Weighted-average common and common equivalent shares used in the calculation of diluted earnings per share	151,592	159,940	160,822

     Stock-based compensation. The Company accounts for stock-based compensation, including employee stock option plans, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and the Financial Accounting Standards Board’s Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”, and discloses supplemental information in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). The Company does not incur compensation expense for employee stock options when the exercise price is at least 100% of the market value of the Company’s common stock on the date of grant. For disclosure purposes, employee stock options are measured at fair value, compensation is assumed to be amortized over the vesting periods of the options, and pro forma results are disclosed as if the Company had applied SFAS 123.

     The Company has adopted nonqualified stock option plans and incentive stock option plans which provide for the granting of stock options to eligible directors, officers and employees. The plans are administered by the Compensation and Stock Option Committee of the Board of Directors. Salaried officers, directors and other key employees of the Company and its subsidiaries are eligible to receive options. The exercise price in each instance is 100% of the fair market value of the Company’s common stock on the date of grant. The options have 10-year terms and in most cases are exercisable in either four or five equal annual installments.

     In November 2001, the Company offered its employees and members of its Board of Directors the opportunity to surrender certain stock options in exchange for the issuance of options equal in number to 90% of the options surrendered. The replacement options were to be granted no earlier than 6 months and one day after the options were surrendered, at an exercise price equal to the market price of the Company’s common stock on the date the replacement options were granted. In connection with the November 2001 offer, 5.7 million options with an average exercise price of $32.57 were surrendered in December 2001 and 5.2 million replacement options with an exercise price of $34.15 were granted in June 2002.

     As of December 31, 2003, the aggregate number of shares subject to options available for grant under all of the plans was 2.0 million. A summary of the status of the Company’s nonqualified stock option and incentive stock option plans for each of the years ended December 31, 2003, 2002 and 2001 is presented below:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000’s)	Price	(000’s)	Price	(000’s)	Price

Outstanding at beginning of year	14,323	$27.18	11,049	$20.67	17,567	$24.22
Granted	8,691	26.11	6,484	34.17	905	29.41
Exercised	(1,875)	19.33	(2,707)	16.99	(759)	17.23
Terminated	(272)	32.76	(503)	29.51	(6,664)	31.49

Outstanding at end of year	20,867	27.37	14,323	27.18	11,049	20.67

Exercisable at end of year	8,835	27.01	7,582	24.90	5,664	18.10

     The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices	(000’s)	Life (Years)	Price	(000’s)	Price

$10.99 - $14.69	1,750	3.8	$13.13	1,750	$13.13
$16.53 - $24.70	2,478	5.8	21.88	1,878	21.74
$25.16 - $37.73	16,531	8.6	29.61	5,180	33.54
$40.22 - $40.33	108	8.3	40.27	27	40.27

	20,867	7.9	27.37	8,835	27.01

     Had the Company accounted for these plans under the fair value method allowed by SFAS 123, the Company’s net income and earnings per share would have been reduced to recognize the fair value of employee stock options. The following are required disclosures under SFAS 123 and SFAS 148:

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Net income
As reported	$243,697	$292,435	$169,815
Stock-based compensation under SFAS 123	(43,310)	(47,761)	(12,784)

Pro forma	$200,387	$244,674	$157,031

Basic earnings per share
As reported	$1.64	$1.85	$1.07
Stock-based compensation under SFAS 123	(0.29)	(0.30)	(0.08)

Pro forma	$1.35	$1.55	$0.99

Diluted earnings per share
As reported	$1.61	$1.83	$1.06
Stock-based compensation under SFAS 123	(0.29)	(0.30)	(0.08)

Pro forma	$1.32	$1.53	$0.98

     Reported net income includes $5 million and $3 million, net of tax, of amortization of restricted stock and non-employee stock option compensation for the years ended December 31, 2003 and 2002, respectively. For purposes of computing the pro forma compensation, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 3% in 2003, and 4% in 2002 and 2001; no expected dividend yields for the years presented; expected lives of 5 years for the years presented; and expected volatility of 42% in 2003, 50% in 2002 and 40% in 2001. The estimated weighted average fair value of options granted in 2003, 2002 and 2001 was $10.64, $16.32 and $12.23, respectively.

     Currency translation. The Company accounts for currency translation in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss).

     Comprehensive income. Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. Elements of the Company’s other comprehensive income are reported in the accompanying consolidated statement of stockholders’ equity, and the cumulative balance of these elements consisted of the following:

	At December 31,

	2003	2002

	(In thousands)
Foreign currency translation adjustments	$11,032	$(1,281)
Derivative loss from unconsolidated affiliate, net	(4,687)	(7,605)

	$6,345	$(8,886)

     Reclassifications. The consolidated financial statements for prior years reflect certain reclassifications, which have no effect on previously reported net income, to conform to the current year presentation. See Note 14 for information on classification of “Property transactions, net” in the accompanying consolidated statements of income.

NOTE 3 — DISCONTINUED OPERATIONS

     In June 2003, the Company entered into an agreement to sell the Golden Nugget Subsidiaries, including substantially all of the assets and liabilities of those resorts, for approximately $215 million, subject to certain working capital adjustments. This transaction closed in January 2004. Also in June 2003, the Company ceased operations of PLAYMGMMIRAGE.com, its online gaming website (“Online”).

     The results of the Golden Nugget Subsidiaries and Online are classified as discontinued operations in the accompanying consolidated statements of income for all periods presented. Net revenues of discontinued operations were $231 million, $222 million and $223 million, respectively, for the years ended December 31, 2003, 2002 and 2001. Included in the income (loss) from discontinued operations is an allocation of interest expense based on the ratio of the net assets of the discontinued operations to the total consolidated net assets and debt of the Company. Interest allocated to discontinued operations was $9 million, $9 million and $11 million for the years ended December 31, 2003, 2002 and 2001, respectively. Also included in discontinued operations for the year ended December 31, 2003 is a loss on disposal of Online of $7 million relating primarily to unrecoverable costs of computer hardware and software. The estimated fair value less costs to sell the Golden Nugget Subsidiaries exceeds the carrying value, therefore no impairment was recognized as of December 31, 2003. Included in the tax benefit from discontinued operations for the year ended December 31, 2003 is $2 million of previously unrecognized tax benefits relating to prior year operating losses of Online.

     The following table summarizes the assets and liabilities of the Golden Nugget Subsidiaries and Online as of December 31, 2003, included as assets and liabilities held for sale in the accompanying consolidated balance sheet:

At December 31,
2003

(In thousands)
Cash	$15,230
Accounts receivable, net	6,024
Inventories	4,321
Prepaid expenses and other	5,174

Total current assets	30,749
Property and equipment, net	185,516
Other assets, net	9,817

Total assets	226,082

Accounts payable	2,180
Other current liabilities	20,885

Total current liabilities	23,065
Long-term debt	391

Total liabilities	23,456

Net assets	$202,626

NOTE 4 — ACCOUNTS RECEIVABLE, NET

     Accounts receivable consisted of the following:

	At December 31,

	2003	2002

	(In thousands)
Casino	$159,569	$166,612
Hotel	36,376	50,024
Other	22,617	13,770

	218,562	230,406
Less: Allowance for doubtful accounts	(79,087)	(90,471)

	$139,475	$139,935

NOTE 5 — PROPERTY AND EQUIPMENT, NET

     Property and equipment consisted of the following:

	At December 31,

	2003	2002

	(In thousands)
Land	$4,103,693	$4,113,622
Buildings, building improvements and land improvements	3,798,143	3,807,228
Equipment, furniture, fixtures and leasehold improvements	1,960,094	1,934,147
Construction in progress	465,471	298,809

	10,327,401	10,153,806
Less: Accumulated depreciation and amortization	(1,646,062)	(1,391,361)

	$8,681,339	$8,762,445

NOTE 6 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company has investments in unconsolidated affiliates accounted for under the equity method. Under the equity method, carrying value is adjusted for the Company’s share of the investees’ earnings and losses, as well as capital contributions to and distributions from these companies. Investments in unconsolidated affiliates consisted of the following:

	At December 31,

	2003	2002

	(In thousands)
Victoria Partners – Monte Carlo (50%)	$420,853	$421,483
Marina District Development Company - Borgata (50%)	335,159	289,319

	$756,012	$710,802

     The Company’s investments in unconsolidated affiliates were recorded at their estimated fair value at the date of the Mirage Acquisition, which value exceeded the Company’s share of the net assets of the unconsolidated affiliates by approximately $361 million. Substantially all of this difference relates to the excess of the fair value of land owned by the affiliates over its pre-existing carrying value. The investment balance also includes interest capitalized on the Borgata investment, which is being amortized over 40 years.

     The Company recorded its share of the results of operations of the unconsolidated affiliates as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Income from unconsolidated affiliates	$53,612	$32,361	$36,816
Preopening and start-up expenses	(19,326)	(7,757)	(2,376)
Non-operating items from unconsolidated affiliates	(10,401)	(1,335)	(914)

Net income	$23,885	$23,269	$33,526

     Summarized balance sheet information of the unconsolidated affiliates is as follows:

	At December 31,

	2003	2002

	(In thousands)
Current assets	$81,193	$57,033
Property and other assets, net	1,309,242	1,036,895
Current liabilities	81,526	145,119
Long-term debt and other liabilities	622,701	331,241
Equity	686,208	617,568

     Summarized results of operations of the unconsolidated affiliates are as follows:

	Year Ended December 31,

	2003	2002	2001

		(In thousands)
Net revenues	$551,669	$250,317	$256,586
Operating expenses, except preopening expenses	(441,526)	(184,268)	(189,738)
Preopening and start-up expenses	(39,186)	(15,514)	(4,899)

Operating income	70,957	50,535	61,949
Interest expense	(21,700)	(1,212)	(4,684)
Other nonoperating income (expense)	4,297	(1,336)	3,469

Net income	$53,554	$47,987	$60,734

NOTE 7 — OTHER ACCRUED LIABILITIES

     Other accrued liabilities consisted of the following:

	At December 31,

	2003	2002

	(In thousands)
Salaries and related	$165,211	$173,047
Casino outstanding chip liability	75,280	62,690
Taxes, other than income taxes	40,189	44,168
Casino front money	45,642	42,803
Advance deposits and ticket sales	39,499	39,601
Amounts due to City of Detroit	22,344	37,760
Other liabilities	171,280	192,137

	$559,445	$592,206

NOTE 8 — LONG-TERM DEBT

     Long-term debt consisted of the following:

	At December 31,

	2003	2002

	(In thousands)
Senior Credit Facility:
$1.5 Billion Revolving Credit Facility	$525,000	$—
$1.0 Billion Term Loan	1,000,000	—
$2.0 Billion Revolving Credit Facility	—	1,800,000
$525 Million Revolving Credit Facility	—	—
$50 Million Revolving Line of Credit	50,000	50,000
Australian Bank Facility, due 2004	11,868	15,726
Other Note due to Bank	38,000	40,000
$300 Million 6.95% Senior Notes, due 2005, net	301,128	302,169
$200 Million 6.625% Senior Notes, due 2005, net	196,029	192,830
$250 Million 7.25% Senior Notes, due 2006, net	236,294	232,176
$710 Million 9.75% Senior Subordinated Notes, due 2007, net	705,713	704,459
$200 Million 6.75% Senior Notes, due 2007, net	183,405	179,603
$200 Million 6.75% Senior Notes, due 2008, net	181,517	177,698
$200 Million 6.875% Senior Notes, due 2008, net	198,802	198,509
$600 Million 6% Senior Notes, due 2009	600,000	—
$825 Million ($850 Million in 2002) 8.5% Senior Notes, due 2010, net	821,722	846,116
$400 Million 8.375% Senior Subordinated Notes, due 2011	400,000	400,000
$100 Million 7.25% Senior Debentures, due 2017, net	81,211	80,567
Other Notes	209	881

	5,530,898	5,220,734
Less: Current portion	(9,008)	(6,956)

	$5,521,890	$5,213,778

     Total interest incurred during 2003, 2002 and 2001 was $356 million, $349 million and $418 million, respectively, of which $15 million, $62 million and $79 million, respectively, was capitalized.

     On November 24, 2003, the Company entered into the Third Amended and Restated Loan Agreement providing for bank financing totaling $2.5 billion from a syndicate of banks each led by Bank of America, N.A. (collectively, the “Senior Credit Facility”). The Senior Credit Facility consists of (1) a $1.5 billion senior revolving credit facility which matures on November 24, 2008 (the “$1.5 billion Revolving Credit Facility”); and (2) a $1.0 billion term loan, which matures on November 24, 2008 (the “$1.0 billion Term Loan”). The $1.0 billion Term Loan reduces by 20% over the final three years of the loan. The Senior Credit Facility replaced the previous senior credit facilities, which were also provided by syndicates of banks each led by Bank of America, N.A. and, as amended, consisted of a $2.0 billion senior revolving credit facility and a $525 million senior revolving credit facility.

     Interest on the Senior Credit Facility is based on the bank reference rate or Eurodollar rate. The Company’s borrowing rate on the Senior Credit Facility (or previous credit facilities in 2002) was approximately 2.8% in both 2003 and 2002. Stand-by letters of credit totaling $52 million were outstanding as of December 31, 2003 under the Senior Credit Facility.

     In September 2003, the Company issued $600 million of 6% Senior Notes due 2009. The proceeds were used to reduce the amount outstanding under the Company’s $2.0 billion revolving credit facility. In August 2003, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s public debt securities. Subsequently, the Company repurchased $25 million of the Company’s $850 Million 8.50% Senior Notes, due 2010. The Company recorded a loss of $3.2 million related to repurchase premiums and unamortized debt issue costs.

     The Company established a commercial paper program during 2001 that provides for the issuance, on a revolving basis, of up to $500 million of uncollateralized short-term notes. The Company is required to maintain credit availability under its Senior Credit Facility equal to the outstanding principal amount of commercial paper borrowings. No commercial paper borrowings were outstanding at December 31, 2003 or 2002.

     In September 2002, the Company entered into a $50 million unsecured revolving line of credit with a bank. The Company is in the process of amending this line of credit to increase the capacity to $100 million on terms similar to the Company’s Senior Credit Facility. In August 2002, the Company terminated its MGM Grand Detroit, LLC credit facility, originally due in 2003. The early termination resulted in a loss of $0.5 million for the write-off of unamortized debt issuance costs.

     The Company has a shelf registration statement declared effective by the Securities and Exchange Commission in May 2000. The shelf registration statement originally allowed the Company to issue a total of up to $2.75 billion of debt and equity securities from time to time in public offerings. As of December 31, 2003, the Company had remaining capacity under the shelf registration statement of $190 million. Any future public offering of securities under the shelf registration statement will only be made by means of a prospectus supplement.

     The Company attempts to limit its exposure to interest rate risk by managing the mix of its long-term fixed rate borrowings and short-term borrowings under its bank credit facilities and commercial paper program. In August 2003, the Company entered into three interest rate swap agreements, designated as fair value hedges, which effectively convert $400 million of the Company’s fixed rate debt to floating rate debt. Under the terms of these agreements, the Company makes payments based on specified spreads over six-month LIBOR, and receives payments equal to the interest payments due on the fixed rate debt. The interest rate swap agreements qualify for the “shortcut method” allowed under Statement of Financial Accounting Standards No. 133, which allows an assumption of no ineffectiveness in the hedging relationship. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instruments is recorded as an asset or liability on the Company’s balance sheet, with an offsetting adjustment to the carrying value of the related debt. At December 31, 2003, the fair value of the interest rate swap agreements was not material.

     During 2001 and 2002, the Company entered into several interest rate swap agreements, designated as fair value hedges, which effectively converted a portion of the Company’s fixed rate debt to floating rate debt. By the second quarter of 2002, the Company had terminated these interest rate swap agreements. The Company received net payments totaling $11 million during 2001 and 2002 upon the termination of these swap agreements. These amounts have been added to the carrying value of the related debt obligations and are being amortized and recorded as a reduction of interest expense over the remaining life of that debt.

     The Company and each of its material subsidiaries, excluding MGM Grand Detroit, LLC and the Company’s foreign subsidiaries, are directly liable for or unconditionally guarantee the Senior Credit Facility, senior notes, senior debentures, and senior subordinated notes. MGM Grand Detroit, LLC is a guarantor under the Senior Credit Facility, but only to the extent that the proceeds of borrowings under such facilities are made available to MGM Grand Detroit, LLC. Substantially all of the Company’s assets, other than assets of foreign subsidiaries and certain assets in use at MGM Grand Detroit, are pledged as collateral for the Company’s senior notes, excluding subordinated notes, and the Company’s bank credit facilities.

     The Company’s long-term debt obligations contain certain customary covenants. The Company’s Senior Credit Facility contains covenants that require the Company to maintain certain financial ratios. At December 31, 2003, the Company was required to maintain a maximum leverage ratio (average debt to EBITDA, as defined) of 5.5:1, which decreases periodically to 4.75:1 by December 2007. The Company must also maintain a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.75:1. As of December 31, 2003, the Company’s leverage and interest coverage ratios were 4.6 and 3.6, respectively.

     Maturities of the Company’s long-term debt as of December 31, 2003 are as follows:

Years ending December 31,	(In thousands)

2004	$97,019
2005	502,900
2006	250,027
2007	910,028
2008	1,925,028
Thereafter	1,925,075

5,610,077
Debt discount	(82,994)
Swap deferred gain	3,815

$5,530,898

     Amounts due in 2004 intended to be refinanced through available capacity under the Company’s Senior Credit Facility have been excluded from current liabilities in the accompanying consolidated balance sheet.

     The estimated fair value of the Company’s long-term debt at December 31, 2003 was approximately $6.0 billion, versus its book value of $5.6 billion. At December 31, 2002, the estimated fair value of the Company’s long-term debt was approximately $5.6 billion, versus its book value of $5.2 billion. The estimated fair value of the Company’s public debt securities was based on quoted market prices on or about December 31, 2003 and 2002. The estimated fair value of the Company’s outstanding credit facility borrowings was assumed to approximate book value due to the short-term nature of the borrowings.

NOTE 9 — INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred income tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

     The income tax provision attributable to continuing operations and discontinued operations is as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Continuing operations	$116,592	$171,271	$104,402
Discontinued operations	(554)	2,104	2,176

	$116,038	$173,375	$106,578

     The income tax provision attributable to income from continuing operations before income taxes is as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Current — federal	$67,840	$49,706	$25,650
Deferred — federal	40,142	111,981	69,385

Provision for federal income taxes	107,982	161,687	95,035

Current — state	5,167	6,169	6,156
Deferred — state	(682)	(51)	366

Provision for state income taxes	4,485	6,118	6,522

Current — foreign	2,654	6,379	3,436
Deferred — foreign	1,471	(2,913)	(591)

Provision for foreign income taxes	4,125	3,466	2,845

	$116,592	$171,271	$104,402

     Reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,

	2003	2002	2001

Federal income tax statutory rate	35.0%	35.0%	35.0%
State income tax (net of federal benefit)	0.8	0.9	1.5
Reversal of reserves for prior tax years	(3.8)	—	—
Permanent and other items	1.0	0.8	2.2

	33.0%	36.7%	38.7%

     The major tax effected components of the Company’s net deferred tax liability are as follows:

	At December 31,

	2003	2002

	(In thousands)
Deferred tax assets — federal and state
Bad debt reserve	$34,502	$44,648
Tax credit carryforwards	—	17,694
Net operating loss carryforward	9,929	9,575
Preopening and start-up costs	20,232	26,497
Accruals, reserves and other	35,058	28,390

	99,721	126,804
Less: Valuation allowance	(9,682)	(7,073)

	90,039	119,731

Deferred tax liabilities — federal and state
Property and equipment	(1,680,918)	(1,675,251)
Other	(125,407)	(131,180)

	(1,806,325)	(1,806,431)

Deferred taxes — foreign	146	1,617

Net deferred tax liability	$(1,716,140)	$(1,685,083)

     For U.S. federal income tax return purposes, the Company has a net operating loss carryforward of $6 million, which will begin to expire in 2009. For state income tax purposes, the Company has a New Jersey net operating loss carryforward of $133 million, which equates to a deferred tax asset of $8 million, after federal tax effect, and before valuation allowance. The New Jersey net operating loss carryforwards begin to expire in 2004.

     At December 31, 2003, there is a $10 million valuation allowance provided on certain New Jersey state net operating loss carryforwards and other New Jersey state deferred tax assets because management believes these assets do not meet the “more likely than not” criteria for recognition under SFAS 109. Management believes all other deferred tax assets are more likely than not to be realized because of the future reversal of existing taxable temporary differences and expected future taxable income. Accordingly, there are no other valuation allowances provided at December 31, 2003.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

     Leases. The Company leases real estate and various equipment under operating and, to a lesser extent, capital lease arrangements. Certain real estate leases provide for escalation of rent based upon a specified price index and/or based upon periodic appraisals.

     At December 31, 2003, the Company was obligated under non-cancelable operating leases and capital leases to make future minimum lease payments as follows:

	Operating	Capital
	Leases	Leases

	(In thousands)
Years ending December 31,
2004	$9,735	$666
2005	8,848	666
2006	8,462	667
2007	7,315	593
2008	6,580	259
Thereafter	310,878	—

Total minimum lease payments	$351,818	2,851

Less: Amounts representing interest		(287)

Total obligations under capital leases		2,564
Less: Amounts due within one year		(578)

Amounts due after one year		$1,986

     The current and long-term obligations under capital leases are included in the “Other accrued liabilities” and “Other long-term obligations” captions, respectively, in the accompanying consolidated balance sheets. Rental expense for operating leases was $19 million, $20 million and $23 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Detroit Development Agreement. Under the August 2002 revised development agreement with the City of Detroit, MGM Grand Detroit, LLC and the Company are subject to certain obligations. The City of Detroit required payments of $44 million, of which $38 million had been made as of December 31, 2003; the transfer of assets of $3 million; indemnification of up to $20 million related to the Lac Vieux and certain other litigation, of which $2 million has been paid as of December 31, 2003; and continued letter of credit support for $50 million of bonds issued by the Economic Development Corporation of the City of Detroit for land purchases along the Detroit River. The letter of credit will be drawn on to make interest and principal payments on the bonds, which mature in 2009. The remaining obligations have been classified as other accrued liabilities or other long-term obligations, depending on the expected payment date.

     The Company recorded an intangible asset (development rights, deemed to have an indefinite life) of approximately $115 million in connection with its obligations under the revised development agreement. In addition to the above obligations, the Company will pay the City 1% of gaming revenues (2% if annual revenues exceed $400 million) beginning January 1, 2006.

     The Company is currently in the process of obtaining land and developing plans for the permanent casino facility, and currently expects the project to cost approximately $575 million (including land, capitalized interest and preopening expenses, but excluding approximately $115 million of payments to the City discussed above). The design, budget and schedule of the permanent facility are not finalized, and the ultimate timing, cost and scope of the project are subject to risks attendant to large-scale projects.

     The ability to construct the permanent casino facility is currently subject to resolution of the Lac Vieux litigation. In January 2002, the 6th Circuit Court of Appeals ruled that the ordinance governing the casino developer selection process in Detroit violated the First Amendment to the United States Constitution, because of preference given to certain bidders. The Company’s operating subsidiary did not receive preference in the selection process. The 6th Circuit Court remanded the case to the Federal District Court, which rejected the plaintiff’s request for a re-bidding process and determined that the only suitable remedy to the plaintiff was declaring the ordinance unconstitutional. The plaintiff has appealed, and the 6th Circuit Court has issued an injunction, pending appeal, prohibiting the City and the developers from commencing construction pending further action of the 6th Circuit Court. Therefore, it is unknown when construction of the permanent facility will commence or when the permanent facility will open.

     Borgata. The Company initially contributed 27 acres of land for its ownership interest in Borgata. Boyd Gaming Corporation contributed $223 million of cash and Borgata obtained a $630 million secured bank credit facility, which is non-recourse to the Company. The Company is required to contribute an additional $136 million in cash to the venture to fund the project, of which $133 million of such contributions, including contributions made by Mirage before the Mirage Acquisition, have been made as of December 31, 2003.

     United Kingdom. In October 2003, the Company entered into an agreement with Earls Court and Olympia Group, which operates large exhibition and trade show facilities in London, to form a jointly owned company which would develop a large entertainment and gaming facility, which the Company would operate in space leased from Earls Court and Olympia, to complement the existing Olympia facilities. The Company made a deposit of £2 million ($3 million based on exchange rates at December 31, 2003), which is refundable if proposed gaming law reforms are not implemented by December 2005. Otherwise, the deposit will be applied to the first year’s rent on a lease between the new company and Earls Court and Olympia. The Company would make a nominal equity investment and would provide a loan for half of the estimated £130 million ($232 million based on exchange rates at December 31, 2003) of development costs. The agreement is subject to implementation of proposed gaming law reforms and a tax structure acceptable to the Company, and obtaining required planning and other approvals. The Company would own 82.5% of the entity.

     In November 2003, the Company entered into an agreement with Newcastle United PLC to create a 50-50 joint venture which would build a major new mixed-use development, including casino development, on a site adjacent to Newcastle’s football stadium. Newcastle United PLC will contribute the land to the joint venture, and the Company will make an equity investment of £5 million ($9 million based on exchange rates at December 31, 2003), which is refundable if certain conditions have not been met by January 2008. The Company would develop and operate the complex, as well as own the casino development in leased premises within the complex. The complex is expected to be financed through project-specific borrowings. The agreement is subject to implementation of proposed gaming law reforms and a tax structure acceptable to the Company, and obtaining required planning and other approvals.

     New York Racing Association. The Company has an understanding with the New York Racing Association (“NYRA”) to manage video lottery terminals (“VLTs”) at NYRA’s Aqueduct horseracing facility in metropolitan New York. The Company would assist in the development of the facility, including providing project financing, and would manage the facility for a fee. The project is anticipated to cost $135 million. Work was halted on the VLT facility in August 2003 pending the outcome of an investigation of certain aspects of NYRA’s operations by Federal prosecutors. In December 2003, NYRA reached agreement with the Justice Department whereby NYRA was indicted with prosecution deferred. NYRA agreed to pay a fine and the indictment will be dismissed with prejudice upon NYRA implementing certain reforms and otherwise complying with the terms of the agreement. The Company’s participation is subject to a definitive agreement, regulatory approvals and certain legislative changes by the State of New York.

     Guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s Senior Credit Facility limits the amount of letters of credit that can be issued to $200 million, and the amount of available borrowings under the Senior Credit Facility is reduced by any outstanding letters of credit. At December 31, 2003, the Company had provided a $50 million letter of credit to support the Economic Development Corporation bonds referred to above, which are a liability of the Company.

     Litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position or results of operations.

NOTE 11 — STOCKHOLDERS’ EQUITY

     Share repurchases are only conducted under repurchase programs approved by the Board of Directors and publicly announced. Share repurchase activity was as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
August 2001 authorization (1.4 million, 6.4 million, and 2.2 million shares purchased)	$36,034	$207,590	$45,716
February 2003 authorization (10 million shares purchased)	335,911	—	—
November 2003 authorization (2 million shares purchased)	70,919	—	—

	$442,864	$207,590	$45,716

Average price of shares repurchased	$33.17	$32.28	$20.47

     At December 31, 2003, there were 8 million shares available for repurchase under the November 2003 authorization.

     In May 2002, the Board of Directors approved a restricted stock plan. The plan allowed for the issuance of up to 1,000,000 shares of Company common stock to certain key employees. The restrictions on selling these shares lapse 50% on the third anniversary date from the grant date and 50% on the fourth anniversary date after the grant date. Through December 31, 2003, 903,000 shares were issued, with an aggregate value of $32 million. This amount was recorded as deferred compensation in the accompanying consolidated balance sheet and is being amortized to operating expenses on a straight-line basis through the period in which the restrictions fully lapse. Amortization of deferred compensation was $8 million and $5 million for the years ended December 31, 2003 and 2002, respectively, and 887,000 shares were outstanding under the plan at December 31, 2003. In November 2002, the Board of Directors determined that no more awards would be granted under the restricted stock plan.

NOTE 12 — EMPLOYEE BENEFIT PLANS

     Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $77 million in 2003, $66 million in 2002 and $54 million in 2001 under such plans. The plans’ sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any.

     The Company is self-insured for most health care benefits for its non-union employees. The liability for claims filed and estimates of claims incurred but not reported is included in the “Other accrued liabilities” caption in the accompanying consolidated balance sheets.

     The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plans allow employees to defer, within prescribed limits, up to 20% of their income on a pre-tax basis through contributions to the plans. The Company matches, within prescribed limits, a portion of eligible employees’ contributions. The Company recorded charges for matching contributions of $10 million in 2003, $12 million in 2002 and $14 million in 2001.

     The Company maintains a nonqualified deferred retirement plan for certain key employees. The plan allows participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax deferred earnings, plus investment earnings on the deferred balances, as a retirement fund. Participants receive a Company match of up to 4% of salary, net of any Company match received under the Company’s 401(k) plan. All employee deferrals vest immediately. The Company matching contributions vest ratably over a three-year period. The Company recorded charges for matching contributions of $2 million in 2003, $1 million in 2002 and $1 million in 2001.

     The Company implemented a supplemental executive retirement plan (“SERP”) for certain key employees effective January 1, 2001. The SERP is a nonqualified plan under which the Company makes quarterly contributions which are intended to provide a retirement benefit that is a fixed percentage of a participant’s estimated final five-year average annual salary, up to a maximum of 65%. Company contributions and investment earnings on the contributions are tax-deferred and accumulate as a retirement fund. Employees do not make contributions under this plan. A portion of the Company contributions and investment earnings thereon vests after three years of SERP participation and the remaining portion vests after both five years of SERP participation and 10 years of continuous service. The Company recorded expense of $5 million, $5 million and $4 million under this plan in 2003, 2002 and 2001, respectively.

NOTE 13 — RESTRUCTURING COSTS

     In connection with the Mirage Acquisition, management initiated a comprehensive restructuring plan designed to reduce costs and improve efficiencies of the combined operations of the Company. This restructuring resulted in a charge against earnings in the second quarter of 2000 totaling $18 million, primarily related to the accrual of costs associated with contract terminations and staffing reductions of approximately $6 million, the buyout of various leases of approximately $11 million and other related restructuring costs of $1 million. Approximately 125 people were affected by the reductions, primarily at the Company’s operating resorts (excluding the Mirage properties). In December 2002, the Company recorded a restructuring credit of $10 million related to a lease contract termination accrual originally recorded in June 2000. In December 2002 management determined that payment under this obligation was not probable.

     In 2001, management responded to a decline in business volumes caused by the September 11 attacks by implementing cost containment strategies which included a significant reduction in payroll and a refocusing of several of the Company’s marketing programs. Approximately 6,700 employees (on a full-time equivalent basis) were laid off or terminated, resulting in a $22 million charge against earnings, primarily related to the accrual of severance pay, extended health care coverage and other related costs in connection with these personnel reductions. As a result of improving business levels and the Company’s success at re-hiring a substantial number of previously laid off or terminated employees, management determined in 2002 that a portion of the remaining accrual would now not be necessary. This resulted in a restructuring credit of $10 million. An additional $2 million restructuring charge related to the termination of the Holiday Inn franchise agreement at the Boardwalk Hotel and Casino was incurred in 2001.

     The Company recorded $3 million of restructuring charges in December 2002 related to contract termination costs for a restaurant and the EFX! show at MGM Grand Las Vegas.

     2003 restructuring costs included $2 million related to the closure of the Siegfried & Roy show, primarily for severance costs of employees involved in the show’s production. Also, we terminated a restaurant lease and closed two marketing offices, resulting in $4 million of contract termination charges. Other severance of $1 million in 2003 related primarily to restructuring of table games staffing at several resorts.

     The following table summarizes restructuring costs and period-end restructuring accruals:

				Balance at
	Initial	Cash	Non-cash	December 31,
	Provision	Payments	reductions	2003

	(In thousands)
2000 restructuring in connection with the Mirage Acquisition	$18,040	$(8,134)	$(9,857)	$49
2001 restructuring in response to the events of September 11, 2001	21,841	(11,420)	(10,421)	—
2001 franchise termination costs	1,880	(1,880)	—	—
2002 lease and show termination costs	3,257	(3,257)	—	—
2003 lease termination costs	4,049	(798)	—	3,251
2003 Siegfried & Roy show closure — The Mirage	1,623	(910)	—	713
2003 other severance	925	(654)	—	271

	$51,615	$(27,053)	$(20,278)	$4,284

NOTE 14 — PROPERTY TRANSACTIONS, NET

     Property transactions, net consisted of the following:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Gain on sale of North Las Vegas land	$(36,776)	$—	$—
Siegfried & Roy theatre write-down – The Mirage	1,408	—	—
Write-down of Atlantic City Boardwalk land held for sale	—	—	31,501
Tropical Storm Isidore damage – Beau Rivage	—	7,824	—
Write-off of Detroit development costs	—	4,754	—
Impairment of assets to be disposed of	5,764	2,134	14,561
Demolition costs	6,614	—	—
Other net losses on asset sales or disposals	4,654	—	—

	$(18,336)	$14,712	$46,062

     Prior to 2003, the Company classified gains and losses on routine asset sales or disposals as a non-operating item at some resorts and as an operating item at other resorts. Management believes the preferable presentation of these items is as an element of operating income. Prior period statements have not been reclassified as such transactions were not material in the prior periods. Until 2003, demolition costs were typically capitalized as part of new construction. The Company began expensing demolition costs on major construction projects as incurred on January 1, 2003, and is accounting for this change in policy prospectively. Demolition costs were not material in prior periods. Demolition costs in 2003 relate to preparation for the Bellagio standard room remodel, Bellagio expansion and new theatre at MGM Grand Las Vegas.

     In October 2003 the Company sold 315 acres of land in North Las Vegas, Nevada near Shadow Creek for approximately $55 million, which resulted in a pretax gain of approximately $37 million. Also in 2003, the Company recorded write-downs and impairments of assets abandoned or replaced with new construction, primarily at MGM Grand Las Vegas in preparation for new restaurants and the new theatre.

     In 2002, Tropical Storm Isidore caused property damage at Beau Rivage totaling $8 million, including clean-up costs. The amount of the write-down for damaged assets was determined based on the net book value of the assets and engineering estimates. In connection with the revised development agreement in Detroit, we wrote off $5 million, which was the net book value of previously incurred development costs associated with the riverfront permanent casino site ($9 million), offset by previously accrued obligations no longer required under the revised development agreement ($4 million). Also in 2002, the Company recorded write-downs and impairments of assets abandoned or replaced with new construction.

     The 2001 write-down of the Atlantic City Boardwalk land resulted from a reassessment of the fair value of the land subsequent to the September 11 attacks. The revised carrying value was based on comparable sales data adjusted for the impact of legislation authorizing large-scale gaming in the state of New York, which management believes had a negative impact on real estate values on the Atlantic City Boardwalk. The remaining 2001 charge relates to several assets abandoned during the quarter in response to the September 11 attacks, primarily in-progress construction projects which management terminated after the attacks.

NOTE 15 — RELATED PARTY TRANSACTIONS

     The Company’s related party transactions consisted of the following revenues (expenses):

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Hotel and other revenue from related parties	$871	$764	$409
License fees to entities under common ownership	(1,000)	(1,000)	(1,200)
Professional fees to directors or firms affiliated with directors	(1,551)	(1,815)	(1,021)
Other related party expenses	(468)	(224)	(1,133)

	$(2,148)	$(2,275)	$(2,945)

     In addition, the Company engaged in transactions with its unconsolidated affiliates. In 2003, the Company paid Monte Carlo $4 million as a result of closing the tram between Bellagio and Monte Carlo in preparation for the Bellagio expansion. The Company leases two acres of land to Borgata and received $1 million in 2003 and 2002 under this lease. Borgata is required to pay for a portion of the masterplan improvements at Renaissance Pointe, and the Company is responsible for environmental cleanup costs incurred by Borgata. The net amount reimbursed to the Company under these arrangements for the years ended December 31, 2003, 2002 and 2001 was $10 million, $8 million and $9 million, respectively. At December 31, 2003, Borgata owes the Company an additional $3 million under these arrangements.

NOTE 16 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION

     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the Senior Credit Facility, the senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 is as follows:

	As of and for the Year Ended December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated

	(In thousands)
Balance Sheet
Current assets	$63,085	$608,549	$85,987	$—	$757,621
Property and equipment, net	9,373	8,525,531	158,407	(11,972)	8,681,339
Investment in subsidiaries	8,023,527	186,114	—	(8,209,641)	—
Investment in unconsolidated affiliates	127,902	970,275	—	(342,165)	756,012
Other non-current assets	47,251	312,699	154,788	—	514,738

	$8,271,138	$10,603,168	$399,182	$(8,563,778)	$10,709,710

Current liabilities	$116,734	$585,316	$63,009	$—	$765,059
Intercompany accounts	(781,455)	756,181	25,274	—	—
Deferred income taxes	1,761,706	—	3,720	—	1,765,426
Long-term debt	4,640,365	878,651	2,874	—	5,521,890
Other non-current liabilities	—	71,702	51,845	—	123,547
Stockholders’ equity	2,533,788	8,311,318	252,460	(8,563,778)	2,533,788

	$8,271,138	$10,603,168	$399,182	$(8,563,778)	$10,709,710

Statement of Operations
Net revenues	$—	$3,466,394	$442,422	$—	$3,908,816
Equity in subsidiaries earnings	646,997	110,528	—	(757,525)	—
Expenses:
Casino and hotel operations	—	1,945,203	216,766	—	2,161,969
Provision for doubtful accounts	—	13,188	(618)	—	12,570
General and administrative	—	532,591	58,564	—	591,155
Corporate expense	5,892	55,649	—	—	61,541
Preopening and start-up expenses	105	28,711	450	—	29,266
Restructuring costs (credit)	248	6,349	—	—	6,597
Property transactions, net	363	(19,855)	1,156	—	(18,336)
Depreciation and amortization	1,081	367,030	36,486	—	404,597

	7,689	2,928,866	312,804	—	3,249,359

Income from unconsolidated affiliates	—	53,612	—	—	53,612

Operating income	639,308	701,668	129,618	(757,525)	713,069
Interest expense, net	(280,752)	(53,378)	(2,674)	—	(336,804)
Other, net	(6,134)	(16,427)	—	—	(22,561)

Income from continuing operations before income taxes	352,422	631,863	126,944	(757,525)	353,704
Provision for income taxes	(108,725)	—	(7,867)	—	(116,592)

Income from continuing operations	243,697	631,863	119,077	(757,525)	237,112
Discontinued operations	—	6,585	—	—	6,585

Net income	$243,697	$638,448	$119,077	$(757,525)	$243,697

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(307,999)	$868,231	$142,681	$53	$702,966
Net cash provided by (used in) investing activities	(5,000)	(525,983)	(20,658)	(4,047)	(555,688)
Net cash provided by (used in) financing activities	310,575	(385,004)	(94,800)	3,994	(165,235)

	As of and for the Year Ended December 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated

	(In thousands)
Balance Sheet
Current assets	$92,459	$442,231	$55,139	$—	$589,829
Property and equipment, net	10,375	8,597,957	166,085	(11,972)	8,762,445
Investment in subsidiaries	7,490,107	122,897	—	(7,613,004)	—
Investment in unconsolidated affiliates	127,902	925,065	—	(342,165)	710,802
Other non-current assets	39,037	261,768	141,104	—	441,909

	$7,759,880	$10,349,918	$362,328	$(7,967,141)	$10,504,985

Current liabilities	$131,589	$548,801	$69,678	$—	$750,068
Intercompany accounts	(1,147,323)	1,147,867	(544)	—	—
Deferred income taxes	1,769,017	—	414	—	1,769,431
Long-term debt	4,341,253	863,579	8,946	—	5,213,778
Other non-current liabilities	1,200	50,074	56,290	—	107,564
Stockholders’ equity	2,664,144	7,739,597	227,544	(7,967,141)	2,664,144

	$7,759,880	$10,349,918	$362,328	$(7,967,141)	$10,504,985

Statement of Operations
Net revenues	$—	$3,353,772	$438,476	$—	$3,792,248
Equity in subsidiaries earnings	671,076	108,361	—	(779,437)	—
Expenses:
Casino and hotel operations	—	1,828,744	203,785	—	2,032,529
Provision for doubtful accounts	—	27,317	358	—	27,675
General and administrative	—	515,682	50,398	—	566,080
Corporate expense	3,268	40,588	—	—	43,856
Preopening and start-up expenses	403	13,738	—	—	14,141
Restructuring costs (credit)	—	(17,021)	—	—	(17,021)
Write-downs and impairments	—	9,958	4,754	—	14,712
Depreciation and amortization	2,683	352,910	26,239	3,058	384,890

	6,354	2,771,916	285,534	3,058	3,066,862

Income from unconsolidated affiliates	—	32,361	—	—	32,361

Operating income	664,722	722,578	152,942	(782,495)	757,747
Interest expense, net	(239,510)	(26,347)	(16,473)	—	(282,330)
Other, net	—	(10,370)	(1,634)	3,058	(8,946)

Income from continuing operations before income taxes	425,212	685,861	134,835	(779,437)	466,471
Provision for income taxes	(132,777)	(31,022)	(7,472)	—	(171,271)

Income from continuing operations	292,435	654,839	127,363	(779,437)	295,200
Discontinued operations	—	(2,765)	—	—	(2,765)

Net income	$292,435	$652,074	$127,363	$(779,437)	$292,435

Statement of Cash Flows
Net cash provided by (used in) operating activities	$1,206,670	$(530,952)	$151,443	$797	$827,958
Net cash provided by (used in) investing activities	(3,588)	(339,380)	(27,179)	(1,063)	(371,210)
Net cash provided by (used in) financing activities	(1,212,536)	896,900	(139,114)	265	(454,485)

	For the Year Ended December 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated

	(In thousands)
Statement of Operations
Net revenues	$—	$3,335,249	$396,387	$—	$3,731,636
Equity in subsidiaries earnings	556,780	92,007	—	(648,787)	—
Expenses:
Casino and hotel operations	—	1,860,234	187,763	—	2,047,997
Provision for doubtful accounts	—	69,930	760	—	70,690
General and administrative	—	507,317	45,599	—	552,916
Corporate expense	10,073	27,564	—	—	37,637
Preopening and start-up expenses	—	4,030	100	—	4,130
Restructuring costs	—	23,410	(28)	—	23,382
Write-downs and impairments	—	45,827	235	—	46,062
Depreciation and amortization	1,079	346,643	28,223	—	375,945

	11,152	2,884,955	262,652	—	3,158,759

Income from unconsolidated affiliates	—	36,816	—	—	36,816

Operating income	545,628	579,117	133,735	(648,787)	609,693
Interest expense, net	(286,231)	(28,170)	(18,752)	—	(333,153)
Other, net	1,493	(8,323)	(120)	—	(6,950)

Income from continuing operations before income taxes	260,890	542,624	114,863	(648,787)	269,590
Provision for income taxes	(91,075)	(537)	(12,790)	—	(104,402)

Income from continuing operations	169,815	542,087	102,073	(648,787)	165,188
Discontinued operations	—	4,627	—	—	4,627

Net income	$169,815	$546,714	$102,073	$(648,787)	$169,815

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(310,773)	$979,451	$123,180	$4,025	$795,883
Net cash provided by (used in) investing activities	(80)	(314,219)	(37,783)	(123)	(352,205)
Net cash provided by (used in) financing activities	324,830	(712,425)	(71,178)	(3,902)	(462,675)

NOTE 17 — SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter

	First	Second	Third	Fourth	Total

	(In thousands, except per share amounts)
2003
Net revenues	$960,244	$985,344	$989,645	$973,583	$3,908,816
Operating income	161,411	174,557	162,680	214,421	713,069
Income from continuing operations	49,548	55,852	43,687	88,025	237,112
Net income	51,003	53,750	47,209	91,735	243,697
Basic income per share:
Income from continuing operations	$0.33	$0.37	$0.29	$0.61	$1.59
Net income	0.34	0.36	0.32	0.64	1.64
Diluted income per share:
Income from continuing operations	$0.32	$0.36	$0.29	$0.60	$1.56
Net income	0.33	0.35	0.31	0.62	1.61
2002
Net revenues	$950,005	$970,924	$948,920	$922,399	$3,792,248
Operating income	202,114	228,507	183,111	144,015	757,747
Income from continuing operations	79,997	100,380	72,937	41,886	295,200
Net income	81,956	101,875	69,560	39,044	292,435
Basic income per share:
Income from continuing operations	$0.51	$0.63	$0.46	$0.27	$1.87
Net income	0.52	0.64	0.44	0.25	1.85
Diluted income per share:
Income from continuing operations	$0.50	$0.62	$0.45	$0.27	$1.85
Net income	0.51	0.63	0.43	0.25	1.83

     Because income per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

     As described in Note 3, the results of the Golden Nugget Subsidiaries and MGM MIRAGE Online are classified as discontinued operations for all periods presented. Since the transactions occurred in June 2003, the amounts previously reported in the March 31, 2003 Form 10-Q did not reflect the results of these operations as discontinued. The amounts presented above for the quarters ended March 31, 2003 and 2002 reflect the reclassification.

NOTE 18 — SUBSEQUENT EVENTS

     Proposed Acquisition of Wembley plc. In January 2004, the Company reached an agreement with Wembley plc (“Wembley”) on the terms of a cash acquisition by the Company of Wembley. The Company has offered Wembley’s shareholders 750 pence per share, valuing Wembley at $490 million as of the date of the offer. Wembley has no material indebtedness. Wembley’s operations consist of greyhound racing and video lottery terminals at its Lincoln Park facility in Rhode Island, three greyhound tracks and one horse racing track in Colorado, and six greyhound tracks in the United Kingdom. A member of the Wembley plc group, Lincoln Park, Inc., and two executives of the Wempley plc group are subject to indictment in Rhode Island. The Company will purchase Wembley free and clear of the indictment and any related liabilities. Under an agreement with the United States Department of Justice, the indictment will proceed against a new entity funded by Wembley which the Company will not be acquiring. The transaction is expected to close by the third quarter of 2004, subject to requisite court and shareholder approval, the completion of the Lincoln Park reorganization and receipt of necessary regulatory approvals.

     Agreement with The British Land Company PLC. In February 2004, the Company announced an agreement in principle with The British Land Company PLC whereby the Company would operate a casino in leased premises within a newly developed leisure and entertainment complex adjacent to the Meadowhall Shopping Centre in Sheffield UK. The agreement is subject to implementation of proposed gaming law reforms and a tax structure acceptable to the Company, and obtaining required planning and other approvals.

     Proposed Sale of MGM Grand Australia. In February 2004, the Company entered into an agreement to sell the subsidiaries that own and operate MGM Grand Australia for A$195 (approximately $150 million), subject to certain working capital adjustments. This transaction is expected to be completed by the third quarter of 2004, subject to customary sales conditions and regulatory approval. The results of MGM Grand Australia will be reclassified as discontinued operations beginning in the first quarter of 2004. The subsidiaries being sold had approximately $89 million of total assets at December 31, 2003, of which $40 million was property and equipment, net and $34 million was goodwill. These subsidiaries had total liabilities of $11 million at December 31, 2003.

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

Dated: February 13, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. TERRENCE LANNI	Chairman and Chief Executive Officer	February 13, 2004
(Principal Executive Officer)
J. Terrence Lanni

/s/ JAMES J. MURREN	President, Chief Financial Officer,	February 13, 2004
Treasurer and Director
James J. Murren	(Principal Financial and Accounting Officer)

/s/ JOHN T. REDMOND	President and Chief Executive Officer —	February 13, 2004
MGM Grand Resorts, LLC and Director
John T. Redmond

/s/ ROBERT H. BALDWIN	President and Chief Executive Officer —	February 13, 2004
Mirage Resorts, Incorporated and Director
Robert H. Baldwin

/s/ GARY N. JACOBS	Executive Vice President, General	February 13, 2004
Counsel, Secretary and Director
Gary N. Jacobs

/s/ JAMES D. ALJIAN	Director	February 13, 2004

James D. Aljian

/s/ FRED BENNINGER	Director	February 13, 2004

Fred Benninger

/s/ TERRY N. CHRISTENSEN	Director	February 13, 2004

Terry N. Christensen

Signature	Title	Date

/s/ WILLIE D. DAVIS	Director	February 13, 2004

Willie D. Davis

/s/ ALEXANDER M. HAIG, JR.	Director	February 13, 2004

Alexander M. Haig, Jr.

/s/ ALEXIS M. HERMAN	Director	February 13, 2004

Alexis M. Herman

/s/ ROLAND HERNANDEZ	Director	February 13, 2004

Roland Hernandez

/s/ KIRK KERKORIAN	Director	February 13, 2004

Kirk Kerkorian

/s/ GEORGE MASON	Director	February 13, 2004

George Mason

/s/ RONALD M. POPEIL	Director	February 13, 2004

Ronald M. Popeil

/s/ DANIEL M. WADE	Director	February 13, 2004

Daniel M. Wade

/s/ MELVIN B. WOLZINGER	Director	February 13, 2004

Melvin B. Wolzinger

/s/ ALEX YEMENIDJIAN	Director	February 13, 2004

Alex Yemenidjian

MGM MIRAGE

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

				Deductions
	Balance at	Provision for	Write-offs,	related to	Balance at
	Beginning of	Doubtful	net of	Discontinued	End of
Description	Period	Accounts	Recoveries	Operations	Period

Allowance for Doubtful Accounts
Year Ended December 31, 2003	$90,471	$12,570	$(23,072)	$(882)	$79,087
Year Ended December 31, 2002 (1)	102,972	28,352	(40,853)	—	90,471
Year Ended December 31, 2001 (1)	83,390	71,244	(51,662)	—	102,972

(1)	Provision for doubtful accounts includes $677 and $554 related to discontinued operations for the years ended December 31, 2002 and 2001, respectively.