Form 10-Q
period 2004-03-31
MGM MIRAGE
filed 2004-05-10
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): ☒ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value	Outstanding at May 5, 2004 142,013,748 shares

MGM MIRAGE AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$196,413	$178,047
Accounts receivable, net	161,883	139,475
Inventories	63,230	65,189
Income tax receivable	—	9,901
Deferred income taxes	48,498	49,286
Prepaid expenses and other	88,516	89,641
Assets held for sale	86,516	226,082

Total current assets	645,056	757,621

Property and equipment, net	8,718,333	8,681,339
Other assets
Investments in unconsolidated affiliates	772,976	756,012
Goodwill and other intangible assets, net	232,671	267,668
Deposits and other assets, net	277,383	247,070

Total other assets	1,283,030	1,270,750

	$10,646,419	$10,709,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$95,229	$85,439
Income taxes payable	58,605	—
Current portion of long-term debt	9,687	9,008
Accrued interest on long-term debt	76,808	87,711
Other accrued liabilities	525,122	559,445
Liabilities related to assets held for sale	7,235	23,456

Total current liabilities	772,686	765,059

Deferred income taxes	1,732,256	1,765,426
Long-term debt	5,394,989	5,521,890
Other long-term obligations	135,544	123,547
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $.01 par value: authorized 300,000,000 shares; issued 171,194,901 and 168,268,213 shares; outstanding 143,143,001 and 143,096,213 shares	1,712	1,683
Capital in excess of par value	2,261,525	2,171,625
Deferred compensation	(16,795)	(19,174)
Treasury stock, at cost (28,051,900 and 25,172,000 shares)	(882,378)	(760,594)
Retained earnings	1,239,751	1,133,903
Accumulated other comprehensive income	7,129	6,345

Total stockholders’ equity	2,610,944	2,533,788

	$10,646,419	$10,709,710

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues
Casino	$558,723	$496,221
Rooms	234,961	213,298
Food and beverage	217,764	188,077
Entertainment	67,242	65,143
Retail	45,098	41,090
Other	51,086	52,349

	1,174,874	1,056,178
Less: Promotional allowances	(108,438)	(104,304)

	1,066,436	951,874

Expenses
Casino	277,603	262,016
Room	61,832	57,906
Food and beverage	119,549	105,252
Entertainment	46,579	46,733
Retail	28,512	26,586
Other	32,884	30,485
Provision for doubtful accounts	6,877	7,636
General and administrative	146,281	138,300
Corporate expense	15,738	13,746
Preopening and start-up expenses	381	6,547
Restructuring costs	414	605
Property transactions, net	1,739	6,816
Depreciation and amortization	97,553	100,550

	835,942	803,178

Income from unconsolidated affiliates	24,172	10,789

Operating income	254,666	159,485

Non-operating income (expense)
Interest income	903	1,708
Interest expense, net	(89,810)	(82,798)
Non-operating items from unconsolidated affiliates	(6,205)	(151)
Other, net	(7,154)	768

	(102,266)	(80,473)

Income from continuing operations before income taxes	152,400	79,012
Provision for income taxes	(55,260)	(30,236)

Income from continuing operations	97,140	48,776

Discontinued operations
Income from discontinued operations, including an $8,186 gain on disposal of the Golden Nugget Subsidiaries (three months 2004)	13,869	4,732
Provision for income taxes	(5,161)	(2,505)

	8,708	2,227

Net income	$105,848	$51,003

Basic earnings per share of common stock
Income from continuing operations	$0.68	$0.32
Discontinued operations	0.06	0.02

Net income per share	$0.74	$0.34

Diluted earnings per share of common stock
Income from continuing operations	$0.66	$0.32
Discontinued operations	0.06	0.01

Net income per share	$0.72	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities
Net income	$105,848	$51,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,047	105,613
Amortization of debt discount and issuance costs	7,912	8,505
Provision for doubtful accounts	6,984	7,966
Property transactions, net	1,739	6,784
Loss on early extinguishment of debt	5,527	—
Gain on disposal of discontinued operations	(8,186)	—
Income from unconsolidated affiliates	(17,967)	(10,638)
Distributions from unconsolidated affiliates	12,000	10,500
Deferred income taxes	(31,630)	10,894
Tax benefit from stock option exercises	18,705	32
Change in assets and liabilities:
Accounts receivable	(26,977)	(2,617)
Inventories	1,192	(65)
Income taxes receivable and payable	69,066	12,808
Prepaid expenses and other	(599)	(1,261)
Accounts payable and accrued liabilities	(44,710)	(51,105)
Other	(2,193)	(763)

Net cash provided by operating activities	194,758	147,656

Cash flows from investing activities
Purchases of property and equipment	(177,031)	(86,445)
Dispositions of property and equipment	703	334
Proceeds from sale of the Golden Nugget Subsidiaries, net	210,119	—
Investments in unconsolidated affiliates	(9,703)	(1,500)
Change in construction payable	18,295	10,415
Other	(5,865)	(6,255)

Net cash provided by (used in) investing activities	36,518	(83,451)

Cash flows from financing activities
Net repayments under bank credit facilities	(615,261)	(34,054)
Issuance of long-term debt	522,207	—
Repurchase of senior notes	(52,149)	—
Debt issuance costs	(5,063)	—
Issuance of common stock	71,224	80
Repurchase of common stock	(121,045)	(66,581)
Other	(3,294)	(2,750)

Net cash used in financing activities	(203,381)	(103,305)

Cash and cash equivalents
Net increase (decrease) for the period	27,895	(39,100)
Cash related to discontinued operations	(9,529)	—
Balance, beginning of period	178,047	211,234

Balance, end of period	$196,413	$172,134

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$94,624	$101,869
Federal, state and foreign income taxes paid, net of refunds	3,079	7,651

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

     MGM MIRAGE (the “Company”), formerly MGM Grand, Inc., is a Delaware corporation, incorporated on January 29, 1986. As of March 31, 2004, approximately 57% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, operates and invests in casino resorts, which typically include casinos, hotels, restaurants and other resort amenities.

     The Company owns and operates the following casino resorts on the Las Vegas Strip in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Treasure Island (“TI”), New York-New York and the Boardwalk Hotel and Casino. The Company also owns a 50% interest in the joint venture that owns and operates the Monte Carlo Resort & Casino, located on the Las Vegas Strip.

     The Company owns three resorts in Primm, Nevada at the California/Nevada state line – Whiskey Pete’s, Buffalo Bill’s and the Primm Valley Resort – as well as two championship golf courses located near the resorts. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts. Until January 2004, the Company owned and operated the Golden Nugget Las Vegas in downtown Las Vegas and the Golden Nugget Laughlin in Laughlin, Nevada (the “Golden Nugget Subsidiaries”). See Note 2 for information regarding the sale of these resorts.

     The Company, through its wholly owned subsidiary, MGM Grand Detroit, Inc., and its local partners formed MGM Grand Detroit, LLC, to develop a hotel, casino and entertainment complex in Detroit, Michigan. MGM Grand Detroit, LLC operates a casino in an interim facility located in downtown Detroit. See Note 9 for discussion of the revised development agreement with the City of Detroit. The Company owns and operates Beau Rivage, a beachfront resort located in Biloxi, Mississippi, and MGM Grand Australia in Darwin, Australia – see Note 2 for information regarding the proposed sale of this resort. The Company also owns a 50% interest in a limited liability company that owns Borgata, a casino resort at Renaissance Pointe, located in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. Borgata opened in July 2003. The Company owns approximately 95 developable acres adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements which the Company designed and developed as required under the agreement with Boyd.

     Until June 30, 2003, the Company operated PLAYMGMMIRAGE.com, the Company’s online gaming website based in the Isle of Man. PLAYMGMMIRAGE.com became operational on September 26, 2002. It initially was not actively marketed, and was in the start-up phase through January 31, 2003. The Company ceased operations of the website as of June 30, 2003. See Note 2 for further information.

     The Company is actively seeking future development opportunities in the United Kingdom, as more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In January 2004, the Company contributed approximately $9 million to its joint venture with Newcastle United PLC, which is refundable if certain conditions are not met by January 2008. In addition, the Company has entered into agreements related to possible future developments in the United Kingdom which are subject to implementation of proposed gaming law reforms and a tax structure acceptable to the Company.

     In January 2004, the Company reached agreement with the Board of Directors of Wembley plc (“Wembley”) on the terms of a proposed cash acquisition by the Company of Wembley. Wembley received a higher competing offer and in May 2004 the Company announced that it would make no further bids for Wembley.

     As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2004, and the results of its operations and cash flows for the three month periods ended March 31, 2004 and 2003. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation, which have no effect on previously reported net income.

NOTE 2 — DISCONTINUED OPERATIONS

     In June 2003, the Company entered into an agreement to sell the Golden Nugget Subsidiaries, including substantially all of the assets and liabilities of those resorts, for approximately $215 million, subject to certain working capital adjustments. This transaction closed in January 2004, with net proceeds to the Company of $210 million. Also in June 2003, the Company ceased operations of PLAYMGMMIRAGE.com, its online gaming website (“Online”). In February 2004, the Company entered into an agreement to sell the subsidiaries that own and operate MGM Grand Australia for A$195 million (approximately $147 million based on exchange rates at March 31, 2004), subject to certain working capital adjustments. This transaction is expected to be completed by the third quarter of 2004, subject to customary sales conditions and regulatory approval.

     The results of the Golden Nugget Subsidiaries, Online and MGM Grand Australia are classified as discontinued operations in the accompanying consolidated statements of income for all periods presented. Net revenues of discontinued operations were $27 million and $70 million, respectively, for the three months ended March 31, 2004 and 2003. Included in the income from discontinued operations is an allocation of interest expense based on the ratio of the net assets of the discontinued operations to the total consolidated net assets and debt of the Company. Interest allocated to discontinued operations was $1 million for the three months ended March 31, 2004 and $3 million for the three months ended March 31, 2003. Included in discontinued operations for the three months ended March 31, 2004 is a gain on the sale of the Golden Nugget Subsidiaries of $8 million.

     The following table summarizes the assets and liabilities of discontinued operations as of March 31, 2004 (MGM Grand Australia), and December 31, 2003 (the Golden Nugget Subsidiaries and Online) included as assets and liabilities held for sale in the accompanying consolidated balance sheets:

	March 31,	December 31,
	2004	2003
	(In thousands)
Cash	$9,529	$15,230
Accounts receivable, net	422	6,024
Inventories	826	4,321
Prepaid expenses and other	1,337	5,174

Total current assets	12,114	30,749
Property and equipment, net	39,618	185,516
Other assets, net	34,784	9,817

Total assets	86,516	226,082

Accounts payable	1,123	2,180
Other current liabilities	3,541	20,885

Total current liabilities	4,664	23,065
Other long-term liabilities	2,571	391

Total liabilities	7,235	23,456

Net assets	$79,281	$202,626

NOTE 3 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

Three months ended March 31,	2004	2003
	(In thousands)
Income from unconsolidated affiliates	$24,172	$10,789
Preopening and start-up expenses	—	(4,073)
Non-operating items from unconsolidated affiliates	(6,205)	(151)

	$17,967	$6,565

NOTE 4 — LONG-TERM DEBT

     Long-term debt consisted of the following:

	March 31,	December 31,
	2004	2003
	(In thousands)
Senior Credit Facility:
$1.5 billion revolving credit facility	$—	$525,000
$1.0 billion term loan	1,000,000	1,000,000
$50 million revolving line of credit	—	50,000
Australian bank facility, due 2004	9,673	11,868
Other note due to bank	—	38,000
$300 million 6.95% senior notes, due 2005, net	300,868	301,128
$176.4 million ($200 million in 2003) 6.625% senior notes, due 2005, net	173,645	196,029
$244.5 million ($250 million in 2003) 7.25% senior notes, due 2006, net	232,154	236,294
$710 million 9.75% senior subordinated notes, due 2007, net	706,027	705,713
$200 million 6.75% senior notes, due 2007, net	187,817	183,405
$180.4 million ($200 million in 2003) 6.75% senior notes, due 2008, net	168,191	181,517
$200 million 6.875% senior notes, due 2008, net	198,875	198,802
$600 million 6% senior notes, due 2009	600,000	600,000
$825 million 8.5% senior notes, due 2010, net	821,845	821,722
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$525 million 5.875% senior notes, due 2014, net	523,990	—
$100 million 7.25% senior debentures, due 2017, net	81,382	81,211
Other notes	209	209

	5,404,676	5,530,898
Less: Current portion	(9,687)	(9,008)

	$5,394,989	$5,521,890

     Total interest incurred for the three month periods ended March 31, 2004 and 2003 was $93 million and $89 million, respectively, of which $3 million and $6 million, respectively, was capitalized.

     The Senior Credit Facility consists of (1) a $1.5 billion senior revolving credit facility which matures on November 24, 2008; and (2) a $1.0 billion term loan, which matures on November 24, 2008. The $1.0 billion term loan reduces by 20% over the final three years of the loan.

     During the first quarter of 2004, the Company issued $525 million of 5.875% senior notes due 2014. Of this amount, $225 million of the senior notes were issued pursuant to the Company’s shelf registration statement, which completed the available securities issuances under that registration statement, and $300 million of the senior notes were issued through a Rule 144A offering. These notes have not been registered under the Securities Act; however, the indenture governing the notes requires that the Company file a registration statement related to these notes within 135 days of issuance. The proceeds of these offerings were used to reduce the amount outstanding under the Company’s $1.5 billion revolving credit facility.

     In August 2003, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s public debt securities and the Company repurchased $25 million of its senior notes. During March 2004, the Company repurchased $49 million of its senior notes for $52 million, leaving $26 million available for repurchase under the current authorization. The March 2004 repurchases resulted in a loss on early retirement of debt of $6 million, including the write-off of unamortized original issue discount, classified as “Other, net” in the accompanying consolidated statement of income.

     The Company attempts to limit its exposure to interest rate risk by managing the mix of its long-term fixed rate borrowings and short-term borrowings under its bank credit facilities. In August 2003, the Company entered into interest rate swap agreements, designated as fair value hedges, which effectively converted $400 million of the Company’s fixed rate debt to floating rate debt. In March 2004, the Company terminated interest rate swap agreements with total notional amounts of $200 million and entered into additional interest rate swap agreements, designated as fair value hedges, with total notional amounts of $100 million, leaving interest rate swap agreements with total notional amounts of $300 million remaining as of March 31, 2004. At March 31, 2004, the fair value of the interest rate swap agreements was $6 million.

     Under the terms of the interest rate swap agreements, the Company makes payments based on specified spreads over six-month LIBOR, and receives payments equal to the interest payments due on the fixed rate debt. The interest rate swap agreements qualify for the “shortcut method” allowed under Statement of Financial Accounting Standards No. 133, which allows an assumption of no ineffectiveness in the hedging relationship. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instruments is recorded as an asset or liability on the Company’s balance sheet, with an offsetting adjustment to the carrying value of the related debt. The Company received $3 million upon termination of swap agreements in March 2004, which has been added to the carrying value of the related debt obligations and is being amortized and recorded as a reduction of interest expense over the remaining life of that debt.

     The Company’s long-term debt obligations contain certain customary covenants. The Company’s Senior Credit Facility contains covenants that require the Company to maintain certain financial ratios. At March 31, 2004, the Company was required to maintain a maximum leverage ratio (average debt to EBITDA, as defined) of 5.5:1, which decreases periodically to 4.75:1 by December 2007. The Company must also maintain a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.75:1. As of March 31, 2004, the Company’s leverage and interest coverage ratios were 4.4:1 and 3.7:1, respectively.

NOTE 5 — SHARE REPURCHASES

     During the three months ended March 31, 2004, the Company repurchased 2.9 million shares of its common stock for $121 million, leaving 5.1 million shares authorized for future purchase as of March 31, 2004 under the November 2003 authorization by the Board of Directors.

NOTE 6 — INCOME PER SHARE OF COMMON STOCK

     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

Three months ended March 31,	2004	2003
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	142,115	152,110
Potential dilution from stock options and restricted stock	4,732	1,439

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	146,847	153,549

NOTE 7 — COMPREHENSIVE INCOME

     Comprehensive income consisted of the following:

Three months ended March 31,	2004	2003
	(In thousands)
Net income	$105,848	$51,003
Currency translation adjustment	700	2,516
Derivative income (loss) from unconsolidated affiliate, net of tax	84	(71)

Comprehensive income	$106,632	$53,448

NOTE 8 — STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

     A summary of the status of the Company’s stock option plans is presented below:

		Weighted
		Average
	Shares	Exercise
Three months ended March 31, 2004	(000’s)	Price
Outstanding at beginning of period	20,867	$27.37
Granted	53	38.47
Exercised	(2,943)	24.30
Terminated	(292)	26.11

Outstanding at end of period	17,685	27.93

Exercisable at end of period	7,636	27.65

     As of March 31, 2004, the aggregate number of shares subject to options available for grant under the Company’s stock option plans was 2.3 million.

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

     The following are required disclosures under SFAS 123 and SFAS 148:

Three months ended March 31,	2004	2003
	(In thousands, except per share amounts)
Net income
As reported	$105,848	$51,003
Stock-based compensation under SFAS 123	(5,695)	(7,777)

Pro forma	$100,153	$43,226

Basic earnings per share
As reported	$0.74	$0.34
Stock-based compensation under SFAS 123	(0.04)	(0.06)

Pro forma	$0.70	$0.28

Diluted earnings per share
As reported	$0.72	$0.33
Stock-based compensation under SFAS 123	(0.04)	(0.05)

Pro forma	$0.68	$0.28

     The stock-based compensation included in the table above represents the after-tax amount of pro forma compensation related to stock option plans. Reported net income includes $1 million, net of tax, of amortization of restricted stock compensation for each of the three month periods ended March 31, 2004 and 2003.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

     Detroit Development Agreement. MGM Grand Detroit, LLC has operated an interim casino facility in downtown Detroit since July 1999, and is planning a permanent casino facility under a revised development agreement with the City of Detroit entered into in August 2002.

     The Company recorded an intangible asset (development rights, deemed to have an indefinite life) of approximately $115 million in connection with its payment obligations under the revised development agreement. Payments of $41 million were made through March 31, 2004, assets of $3 million will be transferred to the City, and the remaining obligations have been classified as either accrued liabilities ($21 million) or other long-term liabilities ($50 million), depending on the payment date. The long-term liability represents the Company’s obligation for repayment of bonds issued by the Economic Development Corporation of the City of Detroit. In addition to the above payments, the Company will pay the City 1% of gaming revenues (2% if annual revenues exceed $400 million) beginning January 1, 2006.

     The Company is currently in the process of obtaining land and developing plans for the permanent casino facility, and currently expects the project to cost approximately $575 million (including land, capitalized interest and preopening expenses, but excluding the $115 million of payments to the City discussed above). The design, budget and schedule of the permanent facility are at an early stage, and the ultimate timing, cost and scope of the project is subject to risks attendant to large-scale projects.

     The ability to construct the permanent casino facility is currently subject to resolution of certain litigation. See Part II, Item 1, “Legal Proceedings”, for further information on the status of this litigation.

     New York Racing Association. The Company has an understanding with the New York Racing Association (“NYRA”) to manage video lottery terminals (“VLT”) at NYRA’s Aqueduct horseracing facility in metropolitan New York. The Company would assist in the development of the facility, including providing project financing, and would manage the facility for a fee. The project is anticipated to cost $135 million. Work was halted on the VLT facility in August 2003 pending the outcome of an investigation of certain aspects of NYRA’s operations by Federal prosecutors. In December 2003, NYRA reached an agreement with the Justice Department whereby NYRA was indicted with prosecution deferred. NYRA agreed to pay a fine and the indictment will be dismissed with prejudice upon NYRA implementing certain reforms and otherwise complying with the terms of the agreement. The Company’s participation is subject to a definitive agreement, regulatory approvals and certain legislative changes by the State of New York.

NOTE 10 — PROPERTY TRANSACTIONS, NET

     Net property transactions consists of the following:

Three months ended March 31,	2004	2003
	(In thousands)
Write downs and impairments	$—	$4,896
Net losses on sale or disposal of fixed assets	891	328
Demolition costs	848	1,592

	$1,739	$6,816

     During 2004, demolition costs relate primarily to the Bellagio expansion and standard room remodel projects. During 2003, approximately $3 million of the write downs and substantially all of the demolition costs relate to preparation for the new Cirque du Soleil show at MGM Grand Las Vegas. The remaining demolition costs relate to the Bellagio expansion and room remodel. Substantially all of the remaining write downs and impairments relate to other assets disposed of in connection with remodeling or expansion projects at MGM Grand Las Vegas.

NOTE 11 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION

     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the Senior Credit Facility, the senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of March 31, 2004 and December 31, 2003 and for the three month periods ended March 31, 2004 and 2003 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of March 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Current assets	$103,928	$373,561	$167,567	$—	$645,056
Property and equipment, net	9,112	8,608,159	113,034	(11,972)	8,718,333
Investments in subsidiaries	8,247,868	314,378	—	(8,562,246)	—
Investments in unconsolidated affiliates	127,902	976,587	10,652	(342,165)	772,976
Other non-current assets	51,512	334,001	124,541	—	510,054

	$8,540,322	$10,606,686	$415,794	$(8,916,383)	$10,646,419

Current liabilities	$173,470	$534,551	$64,665	$—	$772,686
Intercompany accounts	(527,954)	500,167	27,787	—	—
Deferred income taxes	1,732,256	—	—	—	1,732,256
Long-term debt	4,551,606	843,383	—	—	5,394,989
Other non-current liabilities	—	85,309	50,235	—	135,544
Stockholders’ equity	2,610,944	8,643,276	273,107	(8,916,383)	2,610,944

	$8,540,322	$10,606,686	$415,794	$(8,916,383)	$10,646,419

	As of December 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Current assets	$63,085	$608,549	$85,987	$—	$757,621
Property and equipment, net	9,373	8,525,531	158,407	(11,972)	8,681,339
Investments in subsidiaries	8,023,527	186,114	—	(8,209,641)	—
Investments in unconsolidated affiliates	127,902	970,275	—	(342,165)	756,012
Other non-current assets	47,251	312,699	154,788	—	514,738

	$8,271,138	$10,603,168	$399,182	$(8,563,778)	$10,709,710

Current liabilities	$116,734	$585,316	$63,009	$—	$765,059
Intercompany accounts	(781,455)	756,181	25,274	—	—
Deferred income taxes	1,761,706	—	3,720	—	1,765,426
Long-term debt	4,640,365	878,651	2,874	—	5,521,890
Other non-current liabilities	—	71,702	51,845	—	123,547
Stockholders’ equity	2,533,788	8,311,318	252,460	(8,563,778)	2,533,788

	$8,271,138	$10,603,168	$399,182	$(8,563,778)	$10,709,710

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended March 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$962,519	$103,917	$—	$1,066,436
Equity in subsidiaries’ earnings	239,641	30,384	—	(270,025)	—
Expenses:
Casino and hotel operations	—	515,236	51,723	—	566,959
Provision for doubtful accounts	—	6,794	83	—	6,877
General and administrative	—	132,733	13,548	—	146,281
Corporate expense	2,497	13,241	—	—	15,738
Preopening and start-up expenses	129	252	—	—	381
Restructuring costs	—	414	—	—	414
Property transactions, net	—	1,350	389	—	1,739
Depreciation and amortization	262	89,817	7,474	—	97,553

	2,888	759,837	73,217	—	835,942

Income from unconsolidated affiliates	—	24,172	—	—	24,172

Operating income	236,753	257,238	30,700	(270,025)	254,666
Interest expense, net	(74,157)	(14,025)	(725)	—	(88,907)
Other, net	(1,081)	(12,280)	2	—	(13,359)

Income from continuing operations before income taxes	161,515	230,933	29,977	(270,025)	152,400
Benefit (provision) for income taxes	(55,667)	—	407	—	(55,260)

Income from continuing operations	105,848	230,933	30,384	(270,025)	97,140
Discontinued operations, net	—	6,983	1,725	—	8,708

Net income	$105,848	$237,916	$32,109	$(270,025)	$105,848

	For the Three Months Ended March 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$857,105	$94,769	$—	$951,874
Equity in subsidiaries’ earnings	139,832	22,996	—	(162,828)	—
Expenses:
Casino and hotel operations	—	482,027	46,951	—	528,978
Provision for doubtful accounts	—	8,012	(376)	—	7,636
General and administrative	—	127,041	11,259	—	138,300
Corporate expense	1,246	12,500	—	—	13,746
Preopening and start-up expenses	—	6,547	—	—	6,547
Restructuring costs	280	325	—	—	605
Property transactions, net	189	6,471	156	—	6,816
Depreciation and amortization	280	91,689	8,581	—	100,550

	1,995	734,612	66,571	—	803,178

Income from unconsolidated affiliates	—	10,789	—	—	10,789

Operating income	137,837	156,278	28,198	(162,828)	159,485
Interest expense, net	(67,068)	(13,514)	(508)	—	(81,090)
Other, net	9,567	(5,159)	(3,791)	—	617

Income from continuing operations before income taxes	80,336	137,605	23,899	(162,828)	79,012
Provision for income taxes	(29,333)	—	(903)	—	(30,236)

Income from continuing operations	51,003	137,605	22,996	(162,828)	48,776
Discontinued operations, net	—	1,446	781	—	2,227

Net income	$51,003	$139,051	$23,777	$(162,828)	$51,003

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Three Months Ended March 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities	$(66,356)	$220,569	$40,545	$—	$194,758
Net cash provided by (used in) investing activities	—	49,387	(11,835)	(1,034)	36,518
Net cash provided by (used in) financing activities	110,953	(300,103)	(15,265)	1,034	(203,381)

	For the Three Months Ended March 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities	$(74,806)	$185,358	$37,399	$(295)	$147,656
Net cash provided by (used in) investing activities	—	(76,939)	(5,542)	(970)	(83,451)
Net cash provided by (used in) financing activities	79,478	(145,945)	(38,103)	1,265	(103,305)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Overview

     Our operations consist of 12 wholly-owned casino resorts and 50% investments in two other casino resorts, including:

Las Vegas, Nevada:	Bellagio, MGM Grand Las Vegas, The Mirage, TI, New York-New York, Boardwalk, and Monte Carlo (50% owned).
Other domestic:	The Primm Valley Resorts (Buffalo Bill’s, Primm Valley Resort and Whiskey Pete’s) in Primm, Nevada; Beau Rivage in Biloxi, Mississippi; MGM Grand Detroit; and Borgata (50% owned) in Atlantic City, New Jersey.
International:	MGM Grand Australia in Darwin, Northern Territory, Australia (the sale of this resort is expected to close by the third quarter of 2004).

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

     A full description of our operations, key performance indicators and outlook can be found in our Annual Report on Form 10-K for the year ended December 31, 2003.

     Financial Results

     The following discussion is based on our consolidated financial statements for the three months ended March 31, 2004 and 2003. On a consolidated basis, the most important factors and trends contributing to our operating performance for the quarter were:

•	Strong visitation levels in Las Vegas. According to the Clark County Aviation Department, traffic at McCarran International Airport was up 12% in the first quarter of 2004 from the same period in 2003.

•	Excellent visitation and spending from premium gaming customers during the key Chinese New Year and Super Bowl events.

•	Continued positive economic recovery in the United States, leading to increased spending by guests in all segments and increased pricing power for our hotel rooms and non-gaming amenities.

•	A strong city-wide convention calendar in the first quarter of 2004.

•	The addition of Borgata, of which we own 50%. Borgata opened on July 3, 2003.

     As a result of the above factors and trends, our net revenues increased 12% in the 2004 quarter. Our operating income in 2004 increased 60%, due to the strong revenue trends and the operating leverage obtained from the increased rooms prices. Several of our resorts set records for net revenues and operating income performance in a single quarter, driven by new amenities and significant increases in room rates earned during the quarter.

     Income from continuing operations increased 99% over the 2003 quarter due to the above factors. On a per share basis, income from continuing operations increased 106%, as we had a lower weighted average number of shares outstanding resulting from share repurchases throughout 2003 and the first quarter of 2004.

     Operating Results – Detailed Revenue Information

     The following table presents detail of our net revenues:

	Three Months Ended March 31,
		Percentage
	2004	Change	2003
	(In thousands)
Casino revenue, net:
Table games	$247,760	16%	$213,629
Slots	293,147	10%	267,673
Other	17,816	19%	14,919

Casino revenue, net	558,723	13%	496,221

Non-casino revenue:
Rooms	234,961	10%	213,298
Food and beverage	217,764	16%	188,077
Entertainment, retail and other	163,426	3%	158,582

Non-casino revenue	616,151	10%	559,957

	1,174,874	11%	1,056,178
Less: Promotional allowances	(108,438)	4%	(104,304)

	$1,066,436	12%	$951,874

     Table games revenues increased 16% in the 2004 quarter, with a 12% increase in volume and a slightly higher hold percentage – the hold percentage for both periods was within a normal range. Slot revenues continued to show strong year-over-year gains, a trend that started in 2003. This is the result of strong visitation and the impact of our Players Club rewards program, which was implemented in our major resorts over 2002 and 2003, and the implementation of cashless gaming technology in 2003.

     Non-casino revenue increased in 2004 primarily due to increased spending by guests, strong conference and group business, and higher room rates in all segments. For the quarter ended March 31, 2004, REVPAR was $124 compared to $114 in the 2003 period, an increase of 9%. At our Las Vegas Strip resorts, REVPAR was $146, an increase of 11% over prior year. These REVPAR increases were driven almost entirely by higher rates, as occupancy was roughly flat compared to prior year.

     Operating Results – Details of Certain Charges

     Preopening and start-up expenses consisted of the following:

Three Months Ended March 31,	2004	2003
	(In thousands)
Borgata	$—	$4,073
Players Club	—	1,695
Other	381	779

	$381	$6,547

     Property transactions, net consisted of the following:

Three months ended March 31,	2004	2003
	(In thousands)
Write downs and impairments	$—	$4,896
Net losses on sale or disposal of fixed assets	891	328
Demolition costs	848	1,592

	$1,739	$6,816

     During 2004, demolition costs relate primarily to the Bellagio expansion and standard room remodel projects. During 2003, approximately $3 million of the write downs and substantially all of the demolition costs relate to preparation for the new Cirque du Soleil show at MGM Grand Las Vegas. The remaining demolition costs relate to the Bellagio expansion and room remodel. Substantially all of the remaining write downs and impairments relate to other assets disposed of in connection with remodeling or expansion projects at MGM Grand Las Vegas.

     Non-operating Results

     Net interest expense increased to $90 million in the 2004 quarter from $83 million in the 2003 quarter, due to higher debt levels and lower capitalized interest. In 2003, we were capitalizing interest related to our investment in Borgata.

     The effective income tax rate was 36% in 2004, lower than the 38% rate in 2003, due to higher income levels and stable amounts of non-deductible items.

     Discontinued Operations

     Income from discontinued operations increased to $9 million in the first quarter of 2004 from $2 million in the year-ago period, due to the 2004 after-tax gain on sale of the Golden Nugget Subsidiaries of $5 million, prior period losses of Online, and lower allocated interest in 2004, offset by not having a full period of results of the Golden Nugget Subsidiaries in 2004.

Liquidity and Capital Resources

     Cash Flows – Operating Activities

     Trends in our operating cash flows tend to follow trends in our operating income, excluding non-cash charges, since our business is primarily cash-based. Cash flow from operations in the first quarter of 2004 increased from 2003, resulting from the increase in operating income. At March 31, 2004, we held cash and cash equivalents of $196 million.

     Cash Flows – Investing Activities

     Capital expenditures of $177 million in the first quarter of 2004 were significantly higher than the $86 million spent in 2003, due largely to major projects at our existing resorts. These projects included:

•	The theatre at MGM Grand Las Vegas for a new show by Cirque du Soleil, started in 2003 and expected to be completed in 2004;

•	The Bellagio standard room remodel and upgrade, started in 2003 and completed in February 2004;

•	The New York-New York standard room remodel, started in January 2004 and expected to be completed by the third quarter of 2004; and

•	The Bellagio expansion, started in 2003 and expected to be completed in late 2004. The Bellagio expansion consists of a new 928-room tower, along with expanded retail, convention, spa and food and beverage facilities. The project budget is approximately $375 million. The project is designed to complement the existing, newly remodeled standard rooms, and cause minimal business interruption during construction.

     Remaining 2004 capital expenditures were for general property improvements. Capital expenditures in the prior year quarter primarily consisted of construction of the new theatre at New York-New York and implementation of new slot technology, along with general property improvements.

     Investments in unconsolidated affiliates for the 2004 quarter primarily represent our contribution to our joint venture with Newcastle United PLC, which is refundable if certain conditions are not met by January 2008.

     We received net proceeds of $210 million upon the closing of the sale of the Golden Nugget Subsidiaries in January 2004. The proceeds were used to reduce outstanding borrowings under our bank credit facility.

     Cash Flows – Financing Activities

     In the first quarter of 2004, we issued $525 million of 5.875% Senior Notes, due 2014. We repaid a net $615 million on our bank credit facilities and repurchased $49 million of our existing senior notes for $52 million, resulting in a loss on early retirement of debt of $6 million (including the write-off of unamortized original issue discount), which is classified as “Other, net” in the accompanying consolidated statement of income.

     We repurchased 2.9 million shares of our common stock during the first quarter of 2004 at a total cost of $121 million. Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. At March 31, 2004, we had 5.1 million shares available for repurchase under the November 2003 authorization.

     We received $71 million of proceeds from the exercise of employee stock options in the first quarter of 2004.

     As of March 31, 2004, we had approximately $1.5 billion of available liquidity under our bank credit facilities, and our next maturity of public debt is $476 million due in February 2005.

     Other Factors Affecting Liquidity

     In February 2004, we entered into an agreement to sell our subsidiaries that own and operate MGM Grand Australia for A$195 (approximately $147 million based on exchange rates at March 31, 2004), subject to certain working capital adjustments. We expect this transaction to be completed by the third quarter of 2004, subject to customary sales conditions and regulatory approvals.

     In January 2004, we reached agreement with the Board of Directors of Wembley plc (“Wembley”) on the terms of a proposed cash acquisition by us of Wembley. Wembley received a higher competing offer and in May 2004 we announced that we would make no further bids for Wembley.

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

     A complete description of our critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2003. We present below a discussion of our policies related to income taxes, which has been updated from the discussion included in our Annual Report for additional information.

     Income taxes

     We are subject to income taxes in the United States, and in several states and foreign jurisdictions in which we operate. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards, tax credits and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

     Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. While positions taken in tax returns are sometimes subject to uncertainty in the tax laws, we do not take such positions unless we have “substantial authority” to do so under the Internal Revenue Code and applicable regulations. We may take positions on our tax returns based on substantial authority that are not ultimately accepted by the IRS. We assess such potential unfavorable outcomes based on the criteria of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). We establish a tax reserve if an unfavorable outcome is probable and the amount of the unfavorable outcome can be reasonably estimated. We assess the potential outcomes of tax uncertainties on a quarterly basis. In determining whether the probable criterion of SFAS 5 is met, we presume that the taxing authority will focus on the exposure and we assess the probable outcome of a particular issue based upon the relevant legal and technical merits. We also apply our judgment regarding the potential actions by the tax authorities and resolution through the settlement process.

     We maintain required tax reserves until such time as the underlying issue is resolved. When actual results differ from reserve estimates, we adjust the income tax provision and our tax reserves in the period resolved. For tax years that are examined by taxing authorities, we adjust tax reserves in the year the tax examinations are settled. For tax years that are not examined by taxing authorities, we adjust tax reserves in the year that the statute of limitations expires. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental, and we believe we have adequately provided for any reasonable and foreseeable outcomes related to uncertain tax matters.

     We classify reserves for tax uncertainties within “other accrued liabilities” in the accompanying consolidated balance sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts may relate to the deductibility of an item, as well as potential interest associated with those items.

Recently Issued Accounting Standards

     There are no accounting standards issued before March 31, 2004 but effective after March 31, 2004 which are expected to have a material impact on our financial reporting.

Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate borrowings and short-term borrowings under our bank credit facilities.

     In the third quarter of 2003, we entered into interest rate swap agreements, designated as fair value hedges, which effectively convert $400 million of our fixed rate debt to floating rate debt. In March 2004, the Company terminated interest rate swap agreements with total notional amounts of $200 million and entered into additional interest rate swap agreements, designated as fair value hedges, with total notional amounts of $100 million, leaving interest rate swap agreements with total notional amounts of $300 million remaining as of March 31, 2004. Under the terms of these agreements, we make payments based on specified spreads over six-month LIBOR, and receive payments equal to the interest payments due on the fixed rate debt. The interest rate swap agreements qualify for the “shortcut method” allowed under Statement of Financial Accounting Standards No. 133, which allows an assumption of no ineffectiveness in the hedging relationship. As such, there is no income statement impact from changes in the fair value of the hedging instruments.

     The following table provides information about our interest rate swaps as of March 31, 2004:

Maturity Date	August 1, 2007	February 1, 2008	February 27, 2014
Notional Value	$100 million	$100 million	$100 million
Estimated Fair Value	$2 million	$2 million	$2 million
Average Pay Rate*	4.41%	4.19%	2.59%
Average Receive Rate	6.75%	6.75%	5.875%

* Interest rates are determined in arrears. These rates have been estimated based on implied forward rates in the yield curve.

     As of March 31, 2004, after giving effect to the interest rate swaps discussed above, long-term fixed rate borrowings represented approximately 76% of our total borrowings. Assuming a 100 basis-point change in LIBOR, our annual interest cost would change by approximately $13 million.

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

Item 4. Controls and Procedures

     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2004. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

     During the quarter ended March 31, 2004, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

     We, along with the other casino operators, filed a motion for summary disposition arguing that the plaintiff’s complaint fails to state a claim as a matter of law. Additionally, we, along with the other casino operators, filed motions for summary disposition arguing that the plaintiff’s common law claims are preempted by the Michigan Gaming Control and Revenue Act (the “Act”), that the court has no jurisdiction to decide this matter and that all the allegations in the complaint regarding the alleged deceptive nature of the machines are directed to the manufacturers of the machines and are not the casinos’ responsibility. In April 2002, the Wayne County Circuit Court granted the motion for summary disposition. The plaintiff appealed and, after a full briefing of the case, oral argument was held in November 2003.

     In April 2004, the Michigan Court of Appeals, an intermediate appellate court, affirmed the trial court’s dismissal of the plaintiff’s claims. The Michigan Court of Appeals held that the plaintiff’s claims are exempt from the Michigan Consumer Protection Act because the operation of the slot machines was specifically authorized by the Michigan Gaming Control Board, and that the plaintiff’s common law claims are pre-empted by the Michigan Act.

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

     In February 2004 the 6th Circuit Court remanded the proposed settlement to the District Court for review and approval. In remanding the case, the 6th Circuit Court directed that the non-settling parties should not be prejudiced by the actions of the settling parties.

     In April 2004, the District Court issued a ruling approving the proposed settlement among Lac Vieux, Greektown Casino and Detroit Entertainment/Atwater. As to the position of the Company’s subsidiary in the case, the District Court’s settlement opinion observed that Lac Vieux’s proposed relief of rebidding of the subsidiary’s casino development would be inequitable to our subsidiary, since our subsidiary was not eligible for, did not seek and did not receive any preferential treatment in the casino selection process. The District Court also stated that Lac Vieux’s agreement in the settlement not to pursue rebidding of the developments of the two parties who did receive preferences strengthens our subsidiary’s legal position that a rebidding of only one casino development would make the rebidding process even more inequitable as to the subsidiary.

     The case will return to the 6th Circuit Court for further proceedings. Aside from review of the District Court’s approval of the settlement, several other matters in the litigation remain pending before the 6th Circuit, including our subsidiary’s motion to dismiss Lac Vieux’s appeal on the grounds that the settlement makes the appeal moot; Lac Vieux’s continuing appeal and request for a rebid as to our subsidiary’s Detroit casino development; our subsidiary’s cross-appeal of the District Court’s denial of the subsidiary’s request for declaratory ruling that it should not be subject to rebid because it never received a preference in the developer selection process; and the injunction prohibiting construction of the permanent casino complexes pending further action by the 6th Circuit Court. The timetable for the 6th Circuit’s further review of this case is uncertain.

     Other

     For information on other material legal proceedings to which the Company and its subsidiaries are a party, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2. Changes in Securities and Use of Proceeds

     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. The following table includes information about our share repurchases for the quarter ended March 31, 2004:

			Shares Purchased	Maximum
	Total	Average	As Part of a	Shares Still
	Shares	Price Per	Publicly-Announced	Available for
	Purchased	Share	Program	Repurchase
January 1 – January 31, 2004	—	$—	—	8,000,000 (1)
February 1 – February 29, 2004	2,356,200	41.82	2,356,200	5,643,800 (1)
March 1 – March 31, 2004	502,700	44.64	502,700	5,141,100 (1)

	2,858,900	42.32	2,858,900

(1)	The November 2003 repurchase program was announced in November 2003 for up to 10 million shares with no expiration.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1	Indenture dated as of February 27, 2004, among the Company, as issuer, the Subsidiary Guarantors, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 27, 2004).

4.2	Indenture dated as of March 23, 2004, among the Company, as issuer, and U.S. Bank National Association, as trustee.

10.1	Agreement for Sale of Shares and Units, by and among MGM Grand Australia Pty Ltd and SKYCITY Australia Pty Ltd, as purchaser, and SKYCITY Entertainment Group Limited, as guarantor, dated February 11, 2004.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

Current Report on Form 8-K, filed by the Company on January 26, 2004, for the purpose of filing the press release announcing the closing of the sale of the Golden Nugget subsidiaries.

Current Report on Form 8-K, filed by the Company on January 28, 2004, for the purpose of furnishing the earnings press release for the quarter and year ended December 31, 2003.

Current Report on Form 8-K, filed by the Company on January 28, 2004, for the purpose of filing the press release announcing the recommended cash acquisition of Wembley plc.

Current Report on Form 8-K, filed by the Company on February 27, 2004, for the purpose of filing the Underwriting Agreement and Indenture related to the issuance of $225 million of Senior Notes due 2014.

Current Report on Form 8-K, filed by the Company on March 25, 2004, for the purpose of announcing the sale of $300 million of Senior Notes due 2014 through a Rule 144A offering.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE
Date: May 7, 2004	By:	/s/ J. TERRENCE LANNI
J. Terrence Lanni
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2004	/s/ JAMES J. MURREN
James J. Murren
President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)