Form 10-Q
period 2004-06-30
MGM MIRAGE
filed 2004-08-09
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(Address of principal executive offices — Zip Code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): ☒ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2004
Common Stock, $.01 par value	138,724,313 shares

MGM MIRAGE AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$185,793	$178,047
Accounts receivable, net	166,166	139,475
Inventories	64,110	65,189
Income tax receivable	—	9,901
Deferred income taxes	48,458	49,286
Prepaid expenses and other	77,189	89,641
Assets held for sale	81,907	226,082

Total current assets	623,623	757,621

Property and equipment, net	8,790,673	8,681,339
Other assets
Investments in unconsolidated affiliates	791,812	756,012
Goodwill and other intangible assets, net	232,353	267,668
Deposits and other assets, net	265,747	247,070

Total other assets	1,289,912	1,270,750

	$10,704,208	$10,709,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$127,650	$85,439
Income taxes payable	38,118	—
Current portion of long-term debt	6,802	9,008
Accrued interest on long-term debt	95,629	87,711
Other accrued liabilities	512,764	559,445
Liabilities related to assets held for sale	7,207	23,456

Total current liabilities	788,170	765,059

Deferred income taxes	1,731,916	1,765,426
Long-term debt	5,526,728	5,521,890
Other long-term obligations	148,054	123,547
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $.01 par value: authorized 300,000,000 shares; issued 171,762,565 and 168,268,213 shares; outstanding 138,684,079 and 143,096,213 shares	1,718	1,683
Capital in excess of par value	2,280,366	2,171,625
Deferred compensation	(14,871)	(19,174)
Treasury stock, at cost (33,078,486 and 25,172,000 shares)	(1,105,189)	(760,594)
Retained earnings	1,344,468	1,133,903
Accumulated other comprehensive income	2,848	6,345

Total stockholders’ equity	2,509,340	2,533,788

	$10,704,208	$10,709,710

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues
Casino	$551,691	$508,944	$1,110,414	$1,005,165
Rooms	232,304	212,689	467,265	425,987
Food and beverage	212,040	189,424	429,804	377,501
Entertainment	65,971	59,485	133,213	124,628
Retail	48,072	46,304	93,170	87,394
Other	66,015	55,008	117,101	107,357

	1,176,093	1,071,854	2,350,967	2,128,032
Less: Promotional allowances	(103,568)	(97,737)	(212,006)	(202,041)

	1,072,525	974,117	2,138,961	1,925,991

Expenses
Casino	269,518	251,812	547,121	513,828
Rooms	62,468	58,910	124,300	116,816
Food and beverage	121,138	106,694	240,687	211,946
Entertainment	47,548	43,377	94,127	90,110
Retail	30,566	29,262	59,078	55,848
Other	38,328	33,284	71,212	63,769
Provision for doubtful accounts	(2,915)	6,784	3,962	14,420
General and administrative	151,420	146,377	297,701	284,677
Corporate expense	18,458	15,022	34,196	28,768
Preopening and start-up expenses	1,619	14,896	2,000	21,443
Restructuring costs	3,900	548	4,314	1,153
Property transactions, net	1,938	3,094	3,677	9,910
Depreciation and amortization	97,484	101,044	195,037	201,594

	841,470	811,104	1,677,412	1,614,282

Income from unconsolidated affiliates	29,542	8,547	53,714	19,336

Operating income	260,597	171,560	515,263	331,045

Non-operating income (expense)
Interest income	1,116	734	2,019	2,442
Interest expense, net	(92,622)	(80,181)	(182,432)	(162,979)
Non-operating items from unconsolidated affiliates	(6,690)	(73)	(12,895)	(224)
Other, net	(2,573)	(5,561)	(9,727)	(4,793)

	(100,769)	(85,081)	(203,035)	(165,554)

Income from continuing operations before income taxes	159,828	86,479	312,228	165,491
Provision for income taxes	(58,165)	(32,023)	(113,425)	(62,259)

Income from continuing operations	101,663	54,456	198,803	103,232

Discontinued operations
Income (loss) from discontinued operations, including gain (loss) on disposal of $8,186 (six months 2004) and ($7,357) (three and six months 2003)	4,809	(6,321)	18,678	(1,589)
Benefit (provision) for income taxes	(1,755)	5,615	(6,916)	3,110

	3,054	(706)	11,762	1,521

Net income	$104,717	$53,750	$210,565	$104,753

Basic earnings per share of common stock
Income from continuing operations	$0.73	$0.36	$1.41	$0.68
Discontinued operations	0.02	—	0.08	0.01

Net income per share	$0.75	$0.36	$1.49	$0.69

Diluted earnings per share of common stock
Income from continuing operations	$0.70	$0.36	$1.36	$0.67
Discontinued operations	0.02	(0.01)	0.08	0.01

Net income per share	$0.72	$0.35	$1.44	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities
Net income	$210,565	$104,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195,531	211,807
Amortization of debt discount and issuance costs	15,605	17,747
Provision for doubtful accounts	4,069	14,911
Property transactions, net	3,677	10,550
Loss on early extinguishment of debt	5,527	—
(Gain) loss on disposal of discontinued operations	(8,186)	7,357
Income from unconsolidated affiliates	(40,819)	(19,112)
Distributions from unconsolidated affiliates	22,500	21,500
Deferred income taxes	(32,822)	10,056
Tax benefit from stock option exercises	22,501	447
Change in assets and liabilities:
Accounts receivable	(28,414)	(11,175)
Inventories	(986)	1,009
Income taxes receivable and payable	48,875	965
Prepaid expenses and other	6,122	11,199
Accounts payable and accrued liabilities	(23,774)	(7,559)
Other	(4,314)	(3,015)

Net cash provided by operating activities	395,657	371,440

Cash flows from investing activities
Purchases of property and equipment	(347,349)	(221,945)
Dispositions of property and equipment	14,415	1,162
Proceeds from sale of the Golden Nugget Subsidiaries, net	210,119	—
Investments in unconsolidated affiliates	(13,791)	(6,350)
Change in construction payable	39,562	8,512
Other	(9,863)	(12,809)

Net cash used in investing activities	(106,907)	(231,430)

Cash flows from financing activities
Net repayments under bank credit facilities	(475,332)	(106,305)
Issuance of long-term debt	522,207	—
Repurchase of senior notes	(52,149)	—
Debt issuance costs	(5,360)	(1,719)
Issuance of common stock	86,275	1,245
Repurchase of common stock	(343,856)	(90,605)
Other	(2,486)	(10,826)

Net cash used in financing activities	(270,701)	(208,210)

Cash and cash equivalents
Net increase (decrease) for the period	18,049	(68,200)
Cash related to discontinued operations	(10,303)	(12,310)
Balance, beginning of period	178,047	211,234

Balance, end of period	$185,793	$130,724

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$161,788	$151,871
Federal, state and foreign income taxes paid, net of refunds	79,215	39,632

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

     MGM MIRAGE (the “Company”), formerly MGM Grand, Inc., is a Delaware corporation, incorporated on January 29, 1986. As of June 30, 2004, approximately 59% of the outstanding shares of the Company’s common stock was owned by Tracinda Corporation, a Nevada corporation wholly-owned by Kirk Kerkorian. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, operates and invests in casino resorts, which typically include casinos, hotels, restaurants and other resort amenities.

     The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Treasure Island (“TI”), New York-New York and the Boardwalk Hotel and Casino. The Company also owns a 50% interest in the joint venture that owns and operates Monte Carlo Resort & Casino in Las Vegas and a 50% interest in the limited liability company developing The Residences at MGM Grand, a 576-unit condominium tower adjacent to MGM Grand Las Vegas. The Company owns three resorts in Primm, Nevada, at the California/Nevada state line – Whiskey Pete’s, Buffalo Bill’s and the Primm Valley Resort – as well as two championship golf courses located near the resorts. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts.

     The Company, through its wholly-owned subsidiary, MGM Grand Detroit, Inc., and its local partners formed MGM Grand Detroit, LLC, to develop a hotel, casino and entertainment complex in Detroit, Michigan. MGM Grand Detroit, LLC operates a casino in an interim facility located in downtown Detroit. See Note 9 for discussion of the revised development agreement with the City of Detroit. The Company also owns and operates Beau Rivage, a beachfront resort located in Biloxi, Mississippi, and a 50% interest in a limited liability company that owns Borgata, a casino resort at Renaissance Pointe, located in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. Borgata opened in July 2003. The Company owns approximately 95 developable acres adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements which the Company designed and developed as required under the agreement with Boyd. See Note 2 for information regarding operations classified as discontinued operations.

     The Company is actively seeking future development opportunities in the United Kingdom, as more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In January 2004, the Company contributed approximately $9 million to its joint venture with Newcastle United PLC, which is refundable if certain conditions are not met by January 2008. In addition, the Company has entered into other agreements related to possible future developments in the United Kingdom which are subject to implementation of proposed gaming law reforms and a tax structure acceptable to the Company.

     In June 2004, the Company entered into a joint venture agreement to develop, build and operate a hotel-casino resort in Macau S.A.R. The agreement is subject to, among other things, the approval of the government of Macau S.A.R., and other regulatory approvals, as well as the entry into a subconcession agreement with the holder of one of the existing concessions.

     In January 2004, the Company reached agreement with the Board of Directors of Wembley plc (“Wembley”) on the terms of a proposed cash acquisition by the Company of Wembley. Wembley received a higher competing offer and, in May 2004, the Company announced that it would make no further bids for Wembley.

     In June 2004, the Company entered into a definitive merger agreement with Mandalay Resort Group (“Mandalay”) under which the Company will acquire Mandalay for $71.00 in cash for each share of common stock of Mandalay. Mandalay owns and operates eleven properties in Nevada, including Mandalay Bay, Luxor, Excalibur, Circus Circus, and Slots-A-Fun in Las Vegas, Circus Circus-Reno in Reno, Colorado Belle and Edgewater in Laughlin, Gold Strike and Nevada Landing in Jean, and Railroad Pass in Henderson. Mandalay also owns and operates Gold Strike, a hotel/casino in Tunica County, Mississippi. In addition, Mandalay owns a 50% interest in Silver Legacy in Reno, a 50% interest in Monte Carlo in Las Vegas, a 50% interest in Grand Victoria, a riverboat in Elgin, Illinois, and a 53.5% interest in MotorCity in Detroit, Michigan. The total consideration is approximately $8.1 billion, including equity value of approximately $4.8 billion, convertible debentures with a redemption value of approximately $574 million, the assumption or repayment of other outstanding Mandalay debt with a fair value of approximately $2.6 billion as of June 30, 2004, and $100 million of estimated transaction costs. The transaction is subject to the approval of Mandalay stockholders as well as regulatory and other customary conditions. The transaction will be accounted for as a purchase and is anticipated to close during the first quarter of 2005.

     As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2003 annual consolidated financial statements and notes thereto included in the Company’s Current Report on Form 8-K dated July 20, 2004.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2004, and the results of its operations for the three and six month periods ended June 30, 2004 and 2003. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation, which have no effect on previously reported net income.

NOTE 2 — DISCONTINUED OPERATIONS

     In June 2003, the Company entered into an agreement to sell the Golden Nugget Las Vegas in downtown Las Vegas and the Golden Nugget Laughlin in Laughlin, Nevada (the “Golden Nugget Subsidiaries”), including substantially all of the assets and liabilities of those resorts, for approximately $215 million, subject to certain working capital adjustments. This transaction closed in January 2004, with net proceeds to the Company of $210 million. Also in June 2003, the Company ceased operations of PLAYMGMMIRAGE.com, its online gaming website (“MGM MIRAGE Online”). In February 2004, the Company entered into an agreement to sell the subsidiaries that own and operate MGM Grand Australia. This transaction closed in July 2004 with proceeds to the Company of A$195 million (approximately $140 million), plus certain working capital adjustments. The Company expects to report an after-tax gain from the sale of discontinued operations of approximately $50 million in the third quarter of 2004.

     The results of the Golden Nugget Subsidiaries, MGM MIRAGE Online and MGM Grand Australia are classified as discontinued operations in the accompanying consolidated statements of income for all periods presented. Net revenues of discontinued operations were $14 million and $67 million, respectively, for the three months ended June 30, 2004 and 2003, and $41 million and $137 million, respectively, for the six months ended June 30, 2004 and 2003. Included in income from discontinued operations is an allocation of interest expense based on the ratio of the net assets of the discontinued operations to the total consolidated net assets and debt of the Company. Interest allocated to discontinued operations was $1 million and $3 million, respectively, for the three months ended June 30, 2004 and 2003, and $2 million and $6 million, respectively, for the six months ended June 30, 2004 and 2003. Included in discontinued operations for the six months ended June 30, 2004 is a gain on the sale of the Golden Nugget Subsidiaries of $8 million. Included in discontinued operations for the three and six months ended June 30, 2003 is a loss on disposal of MGM MIRAGE Online of $7 million.

     The following table summarizes the assets and liabilities of discontinued operations as of June 30, 2004 (MGM Grand Australia), and December 31, 2003 (the Golden Nugget Subsidiaries and Online) included as assets and liabilities held for sale in the accompanying consolidated balance sheets:

	June 30,	December 31,
	2004	2003
	(In thousands)
Cash	$10,303	$15,230
Accounts receivable, net	496	6,024
Inventories	736	4,321
Prepaid expenses and other	1,530	5,174

Total current assets	13,065	30,749
Property and equipment, net	36,813	185,516
Other assets, net	32,029	9,817

Total assets	81,907	226,082

Accounts payable	1,192	2,180
Other current liabilities	3,649	20,885

Total current liabilities	4,841	23,065
Other long-term liabilities	2,366	391

Total liabilities	7,207	23,456

Net assets	$74,700	$202,626

NOTE 3 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months		Six Months
For the periods ended June 30,	2004	2003	2004	2003
	(In thousands)
Income from unconsolidated affiliates	$29,542	$8,547	$53,714	$19,336
Preopening and start-up expenses	—	(11,828)	—	(15,901)
Non-operating items from unconsolidated affiliates	(6,690)	(73)	(12,895)	(224)

	$22,852	$(3,354)	$40,819	$3,211

NOTE 4 — LONG-TERM DEBT

     Long-term debt consisted of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
Senior Credit Facility:
$1.5 billion revolving credit facility	$108,000	$525,000
$1.0 billion term loan	1,000,000	1,000,000
$50 million revolving line of credit	—	50,000
Australian bank facility, due 2004	6,789	11,868
Other note due to bank	34,000	38,000
$300 million 6.95% senior notes, due 2005, net	300,607	301,128
$176.4 million ($200 million in 2003) 6.625% senior notes, due 2005, net	174,432	196,029
$244.5 million ($250 million in 2003) 7.25% senior notes, due 2006, net	233,253	236,294
$710 million 9.75% senior subordinated notes, due 2007, net	706,341	705,713
$200 million 6.75% senior notes, due 2007, net	185,055	183,405
$180.4 million ($200 million in 2003) 6.75% senior notes, due 2008, net	164,935	181,517
$200 million 6.875% senior notes, due 2008, net	198,949	198,802
$600 million 6% senior notes, due 2009	600,000	600,000
$825 million 8.5% senior notes, due 2010, net	821,968	821,722
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$525 million 5.875% senior notes, due 2014, net	517,435	—
$100 million 7.25% senior debentures, due 2017, net	81,557	81,211
Other notes	209	209

	5,533,530	5,530,898
Less: Current portion	(6,802)	(9,008)

	$5,526,728	$5,521,890

     Total interest incurred for the three month periods ended June 30, 2004 and 2003 was $98 million and $86 million, respectively, of which $5 million and $6 million, respectively, was capitalized. Total interest incurred for the six month periods ended June 30, 2004 and 2003 was $190 million and $175 million, respectively, of which $8 million and $12 million, respectively, was capitalized.

     At June 30, 2004, the Senior Credit Facility consisted of (1) a $1.5 billion senior revolving credit facility which matures on November 24, 2008; and (2) a $1.0 billion term loan.

     During the first quarter of 2004, the Company issued $525 million of 5.875% senior notes due 2014. Of this amount, $225 million of the senior notes were issued pursuant to the Company’s shelf registration statement, which completed the available securities issuances under that registration statement, and $300 million of the senior notes were issued through a Rule 144A offering. The Company has filed a registration statement to register the Rule 144A notes under the Securities Act as required by the indenture. The proceeds of these offerings were used to reduce the amount outstanding under the Company’s $1.5 billion revolving credit facility.

     In August 2003, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s public debt securities, and the Company repurchased $25 million of its senior notes. During March 2004, the Company repurchased $49 million of its senior notes for $52 million, leaving $26 million available for repurchase under the current authorization. The March 2004 repurchases resulted in a loss on early retirement of debt of $6 million, including the write-off of unamortized original issue discount, classified as “Other, net” in the accompanying consolidated statement of income.

     The Company attempts to limit its exposure to interest rate risk by managing the mix of its long-term fixed rate borrowings and short-term borrowings under its bank credit facilities. In August 2003, the Company entered into interest rate swap agreements, designated as fair value hedges, which effectively converted $400 million of the Company’s fixed rate debt to floating rate debt. In March 2004, the Company terminated interest rate swap agreements with total notional amounts of $200 million and entered into additional interest rate swap agreements, designated as fair value hedges, with total notional amounts of $100 million, leaving interest rate swap agreements with total notional amounts of $300 million remaining as of June 30, 2004. At June 30, 2004, the fair value of the interest rate swap agreements was a liability of $8 million.

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

     The Company’s long-term debt obligations contain certain customary covenants. The Company’s Senior Credit Facility contains covenants that require the Company to maintain certain financial ratios. At June 30, 2004, the Company was required to maintain a maximum leverage ratio (average debt to EBITDA, as defined) of 5.5:1, which decreases periodically to 4.75:1 by December 2007. The Company must also maintain a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.75:1. As of June 30, 2004, the Company’s leverage and interest coverage ratios were 4.3:1 and 3.8:1, respectively.

NOTE 5 — SHARE REPURCHASES

     During the six months ended June 30, 2004, the Company repurchased 7.9 million shares of its common stock for $344 million, leaving 0.1 million shares authorized for future purchase as of June 30, 2004 under the November 2003 authorization by the Board of Directors. In July 2004, the Company’s Board of Directors approved a new stock repurchase program, authorizing the purchase of up to an additional 10 million shares of the Company’s common stock.

NOTE 6 — INCOME PER SHARE OF COMMON STOCK

     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2004	2003	2004	2003
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	139,904	150,721	141,018	151,412
Potential dilution from stock options and restricted stock	4,844	2,331	4,788	1,829

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	144,748	153,052	145,806	153,241

NOTE 7 — COMPREHENSIVE INCOME

     Comprehensive income consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2004	2003	2004	2003
	(In thousands)
Net income	$104,717	$53,750	$210,565	$104,753
Currency translation adjustment	(5,813)	2,644	(5,113)	5,160
Derivative income (loss) from unconsolidated affiliate, net of tax	1,532	45	1,616	(26)

Comprehensive income	$100,436	$56,439	$207,068	$109,887

NOTE 8 — STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

     A summary of the status of the Company’s stock option plans is presented below:

		Weighted
		Average
	Shares	Exercise
Six months ended June 30, 2004	(000’s)	Price
Outstanding at beginning of period	20,867	$27.37
Granted	101	43.29
Exercised	(3,496)	24.71
Terminated	(390)	27.41

Outstanding at end of period	17,082	28.00

Exercisable at end of period	8,385	28.53

     As of June 30, 2004, the aggregate number of shares subject to options available for grant under the Company’s stock option plans was 2.3 million.

     The Company accounts for stock-based compensation, including employee stock option plans, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and the Financial Accounting Standards Board’s Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” Had the Company accounted for these plans under the fair value method allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), the Company’s net income and earnings per share would have been reduced to recognize the fair value of employee stock options.

     The following are required disclosures under SFAS 123 and SFAS 148:

	Three Months		Six Months
For the periods ended June 30,	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income
As reported	$104,717	$53,750	$210,565	$104,753
Stock-based compensation under SFAS 123	(6,224)	(11,951)	(11,919)	(19,728)

Pro forma	$98,493	$41,799	$198,646	$85,025

Basic earnings per share
As reported	$0.75	$0.36	$1.49	0.69
Stock-based compensation under SFAS 123	(0.05)	(0.08)	(0.08)	(0.13)

Pro forma	$0.70	$0.28	$1.41	$0.56

Diluted earnings per share
As reported	$0.72	$0.35	$1.44	$0.68
Stock-based compensation under SFAS 123	(0.04)	(0.08)	(0.08)	(0.13)

Pro forma	$0.68	$0.27	$1.36	$0.55

     The stock-based compensation included in the table above represents the after-tax amount of pro forma compensation related to stock option plans. Reported net income includes $1 million, net of tax, of amortization of restricted stock compensation for each of the three month periods ended June 30, 2004 and 2003 and $2 million and $3 million, net of tax, for the six months ended June 30, 2004 and 2003, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

     Detroit Development Agreement. MGM Grand Detroit, LLC has operated a casino facility in downtown Detroit since July 1999 and is planning a permanent casino facility under a revised development agreement with the City of Detroit entered into in August 2002. As part of the revised development agreement, MGM Grand Detroit, LLC paid the City of Detroit $44 million, agreed to provide letter of credit support for repayment of $50 million of bonds issued by the Economic Development Corporation of the City of Detroit, agreed to transfer assets of $3 million to the City and agreed to indemnify the City for up to $20 million related to the Lac Vieux and certain other litigation. The Lac Vieux litigation challenged the City of Detroit’s process of selecting MGM Grand Detroit, LLC and the other developers to develop casinos in Detroit. In addition to the above payments, the Company will pay the City 1% of gaming revenues (2% if annual revenues exceed $400 million) beginning January 1, 2006. In exchange for these payments, the Company obtained the right to construct its permanent facility at a location other than the originally planned riverfront location, was released from certain requirements related to the permanent casino, including lowering the requirement for the size of the hotel from 800 rooms to 400 rooms, and obtained modifications to certain other obligations.

     The Company recorded an intangible asset (development rights, deemed to have an indefinite life) of approximately $115 million in connection with its payment obligations under the revised development agreement, based on the present value of the Company’s obligations. Management determined that the indemnification obligation met the accrual criteria under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and the obligation was accrued as part of the payments under the revised development agreement.

     At June 30, 2004, the Company’s remaining obligation of $18 million under the indemnification is included in accrued liabilities and the Company’s obligation for the $50 million of bonds is included in other long-term liabilities.

     The Company is currently in the process of obtaining land and developing plans for the permanent casino facility and currently expects the project to cost approximately $575 million (including land, capitalized interest and preopening expenses, but excluding the $115 million of payments to the City discussed above). The design, budget and schedule of the permanent facility are at an early stage, and the ultimate timing, cost and scope of the project is subject to risks attendant to large-scale projects.

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

     Macau. In connection with the Company’s pending joint venture in Macau (see Note 1), the Company has committed to invest up to $280 million in the entity in the form of capital contributions and shareholder loans.

NOTE 10 — PROPERTY TRANSACTIONS, NET

     Net property transactions consist of the following:

	Three Months		Six Months
For the periods ended June 30,	2004	2003	2004	2003
	(In thousands)
Write downs and impairments	$—	$992	$—	$5,888
Net (gains) losses on sale or disposal of fixed assets	(1,133)	1,088	(242)	1,416
Demolition costs	3,071	1,014	3,919	2,606

	$1,938	$3,094	$3,677	$9,910

     During 2004, demolition costs relate primarily to the Bellagio expansion and standard room remodel projects and site preparation for The Residences at MGM Grand. During 2003, approximately $3 million of the write downs and substantially all of the demolition costs relate to preparation for the new Cirque du Soleil show at MGM Grand Las Vegas. Substantially all of the remaining 2003 write-downs and impairments relate to other assets disposed of in connection with remodeling or expansion projects at MGM Grand Las Vegas.

NOTE 11 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION

     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the Senior Credit Facility, the senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of June 30, 2004 and December 31, 2003 and for the three and six month periods ended June 30, 2004 and 2003 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of June 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$60,743	$373,925	$188,955	$—	$623,623
Property and equipment, net	8,851	8,685,889	107,905	(11,972)	8,790,673
Investments in subsidiaries	8,462,571	224,777	—	(8,687,348)	—
Investments in unconsolidated affiliates	127,902	1,006,075	—	(342,165)	791,812
Other non-current assets	47,459	328,096	122,545	—	498,100

	$8,707,526	$10,618,762	$419,405	$(9,041,485)	$10,704,208

Current liabilities	$173,713	$563,005	$51,452	$—	$788,170
Intercompany accounts	(399,584)	380,870	18,714	—	—
Deferred income taxes	1,731,916	—	—	—	1,731,916
Long-term debt	4,687,300	839,428	—	—	5,526,728
Other non-current liabilities	4,841	93,010	50,203	—	148,054
Stockholders’ equity	2,509,340	8,742,449	299,036	(9,041,485)	2,509,340

	$8,707,526	$10,618,762	$419,405	$(9,041,485)	$10,704,208

	As of December 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$63,085	$608,549	$85,987	$—	$757,621
Property and equipment, net	9,373	8,525,531	158,407	(11,972)	8,681,339
Investments in subsidiaries	8,023,527	186,114	—	(8,209,641)	—
Investments in unconsolidated affiliates	127,902	970,275	—	(342,165)	756,012
Other non-current assets	47,251	312,699	154,788	—	514,738

	$8,271,138	$10,603,168	$399,182	$(8,563,778)	$10,709,710

Current liabilities	$116,734	$585,316	$63,009	$—	$765,059
Intercompany accounts	(781,455)	756,181	25,274	—	—
Deferred income taxes	1,761,706	—	3,720	—	1,765,426
Long-term debt	4,640,365	878,651	2,874	—	5,521,890
Other non-current liabilities	—	71,702	51,845	—	123,547
Stockholders’ equity	2,533,788	8,311,318	252,460	(8,563,778)	2,533,788

	$8,271,138	$10,603,168	$399,182	$(8,563,778)	$10,709,710

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended June 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$960,458	$112,067	$—	$1,072,525
Equity in subsidiaries’ earnings	240,809	35,780	—	(276,589)	—
Expenses:
Casino and hotel operations	—	516,224	53,342	—	569,566
Provision for doubtful accounts	—	(2,853)	(62)	—	(2,915)
General and administrative	—	137,037	14,383	—	151,420
Corporate expense	2,261	16,197	—	—	18,458
Preopening and start-up expenses	—	1,619	—	—	1,619
Restructuring costs	—	3,900	—	—	3,900
Property transactions, net	(1,466)	3,447	(43)	—	1,938
Depreciation and amortization	260	89,850	7,374	—	97,484

	1,055	765,421	74,994	—	841,470

Income from unconsolidated affiliates	—	29,542	—	—	29,542

Operating income	239,754	260,359	37,073	(276,589)	260,597
Interest expense, net	(77,824)	(13,376)	(306)	—	(91,506)
Other, net	500	(9,768)	5	—	(9,263)

Income from continuing operations before income taxes	162,430	237,215	36,772	(276,589)	159,828
Provision for income taxes	(57,173)	—	(992)	—	(58,165)

Income from continuing operations	105,257	237,215	35,780	(276,589)	101,663
Discontinued operations, net	(540)	—	3,594	—	3,054

Net income	$104,717	$237,215	$39,374	$(276,589)	$104,717

	For the Three Months Ended June 30, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$871,639	$102,478	$—	$974,117
Equity in subsidiaries’ earnings	167,523	32,705	—	(200,228)	—
Expenses:
Casino and hotel operations		473,367	49,972	—	523,339
Provision for doubtful accounts	—	6,693	91	—	6,784
General and administrative	—	133,583	12,794	—	146,377
Corporate expense	1,218	13,804	—	—	15,022
Preopening and start-up expenses	19	14,577	300	—	14,896
Restructuring costs	126	422	—	—	548
Property transactions, net	19	2,775	300	—	3,094
Depreciation and amortization	279	92,222	8,543	—	101,044

	1,661	737,443	72,000	—	811,104

Income from unconsolidated affiliates	—	8,547	—	—	8,547

Operating income	165,862	175,448	30,478	(200,228)	171,560
Interest expense, net	(66,458)	(12,400)	(589)	—	(79,447)
Other, net	(12,741)	3,316	3,791	—	(5,634)

Income from continuing operations before income taxes	86,663	166,364	33,680	(200,228)	86,479
Provision for income taxes	(31,048)	—	(975)	—	(32,023)

Income from continuing operations	55,615	166,364	32,705	(200,228)	54,456
Discontinued operations, net	(1,865)	(644)	1,803	—	(706)

Net income	$53,750	$165,720	$34,508	$(200,228)	$53,750

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Six Months Ended June 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,922,977	$215,984	$—	$2,138,961
Equity in subsidiaries’ earnings	480,779	66,164	—	(546,943)	—
Expenses:
Casino and hotel operations	—	1,031,460	105,065	—	1,136,525
Provision for doubtful accounts	—	3,941	21	—	3,962
General and administrative	—	269,770	27,931	—	297,701
Corporate expense	4,758	29,438	—	—	34,196
Preopening and start-up expenses	129	1,871	—	—	2,000
Restructuring costs	—	4,314	—	—	4,314
Property transactions, net	(1,466)	4,797	346	—	3,677
Depreciation and amortization	522	179,667	14,848	—	195,037

	3,943	1,525,258	148,211	—	1,677,412

Income from unconsolidated affiliates	—	53,714	—	—	53,714

Operating income	476,836	517,597	67,773	(546,943)	515,263
Interest expense, net	(151,397)	(27,985)	(1,031)	—	(180,413)
Other, net	(581)	(22,048)	7	—	(22,622)

Income from continuing operations before income taxes	324,858	467,564	66,749	(546,943)	312,228
Provision for income taxes	(112,840)	—	(585)	—	(113,425)

Income from continuing operations	212,018	467,564	66,164	(546,943)	198,803
Discontinued operations, net	(1,453)	7,362	5,853	—	11,762

Net income	$210,565	$474,926	$72,017	$(546,943)	$210,565

	For the Six Months Ended June 30, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,728,744	$197,247	$—	$1,925,991
Equity in subsidiaries’ earnings	305,834	55,701	—	(361,535)	—
Expenses:
Casino and hotel operations	—	955,394	96,923	—	1,052,317
Provision for doubtful accounts	—	14,705	(285)	—	14,420
General and administrative	—	260,624	24,053	—	284,677
Corporate expense	2,464	26,304	—	—	28,768
Preopening and start-up expenses	19	21,124	300	—	21,443
Restructuring costs	406	747	—	—	1,153
Property transactions, net	208	9,246	456	—	9,910
Depreciation and amortization	559	183,911	17,124	—	201,594

	3,656	1,472,055	138,571	—	1,614,282

Income from unconsolidated affiliates	—	19,336	—	—	19,336

Operating income	302,178	331,726	58,676	(361,535)	331,045
Interest expense, net	(130,385)	(29,055)	(1,097)	—	(160,537)
Other, net	(2,889)	(2,128)	—	—	(5,017)

Income from continuing operations before income taxes	168,904	300,543	57,579	(361,535)	165,491
Provision for income taxes	(60,381)	—	(1,878)	—	(62,259)

Income from continuing operations	108,523	300,543	55,701	(361,535)	103,232
Discontinued operations, net	(3,770)	2,343	2,948	—	1,521

Net income	$104,753	$302,886	$58,649	$(361,535)	$104,753

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Six Months Ended June 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(187,993)	$498,070	$85,580	$—	$395,657
Net cash provided by (used in) investing activities	(2,655)	(97,957)	(4,208)	(2,087)	(106,907)
Net cash provided by (used in) financing activities	194,439	(431,750)	(35,477)	2,087	(270,701)

	For the Six Months Ended June 30, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(153,794)	$448,136	$77,317	$(219)	$371,440
Net cash provided by (used in) investing activities	(4,750)	(212,217)	(12,523)	(1,940)	(231,430)
Net cash provided by (used in) financing activities	161,275	(304,039)	(67,605)	2,159	(208,210)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Overview

     Our operations consist of 11 wholly-owned casino resorts and 50% investments in two other casino resorts, including:

Las Vegas, Nevada:	Bellagio, MGM Grand Las Vegas, The Mirage, TI, New York-New York, Boardwalk, and Monte Carlo (50% owned).
Other domestic:	The Primm Valley Resorts (Buffalo Bill’s, Primm Valley Resort and Whiskey Pete’s) in Primm, Nevada; Beau Rivage in Biloxi, Mississippi; MGM Grand Detroit; and Borgata (50% owned) in Atlantic City, New Jersey.

     In February 2004, we entered into an agreement to sell the subsidiaries that own and operate MGM Grand Australia. This transaction closed in July 2004 with proceeds to the Company of A$195 million (approximately $140 million), plus certain working capital adjustments. We expect to report an after-tax gain from the sale of discounted operations of approximately $50 million in the third quarter of 2004.

     In June 2004, we announced that we had entered into a definitive merger agreement with Mandalay Resort Group (“Mandalay”) under which we will acquire Mandalay for $71.00 in cash for each share of common stock of Mandalay. Mandalay owns and operates eleven properties in Nevada, including Mandalay Bay, Luxor, Excalibur, Circus Circus, and Slots-A-Fun in Las Vegas, Circus Circus-Reno in Reno, Colorado Belle and Edgewater in Laughlin, Gold Strike and Nevada Landing in Jean, and Railroad Pass in Henderson. Mandalay also owns and operates Gold Strike, a hotel/casino in Tunica County, Mississippi. In addition, Mandalay owns a 50% interest in Silver Legacy in Reno, a 50% interest in Monte Carlo in Las Vegas, a 50% interest in Grand Victoria, a riverboat in Elgin, Illinois, and a 53.5% interest in MotorCity in Detroit, Michigan. The total consideration is approximately $8.1 billion, including equity value of approximately $4.8 billion, convertible debentures with a redemption value of approximately $574 million, the assumption or repayment of other outstanding Mandalay debt with a fair value of approximately $2.6 billion as of June 30, 2004, and $100 million of estimated transaction costs. The transaction is anticipated to close during the first quarter of 2005.

     We operate in one segment, the operation of casino resorts, which includes offering gaming, hotel, dining, entertainment, retail, convention services and other resort amenities. Slightly over half of our net revenues are derived from gaming activities, a lower percentage than many of our competitors, as our operating philosophy is to provide a complete resort experience for our guests, including non-gaming amenities which command a premium price based on their quality. We believe that we own several of the premier casino resorts in the world, and a main focus of our strategy is to continually reinvest in these resorts to maintain that competitive advantage.

     We generate a majority of our net revenues and operating income from our resorts in Las Vegas, Nevada. In 2003, over 75% of our net revenues and operating income was generated by wholly-owned Las Vegas resorts. However, earning a majority of our operating profit from our Las Vegas resorts exposes us to certain risks outside of our control, such as competition from other Las Vegas resorts, including several expanded resorts and a major new competitor expected to open in 2005, and the impact from potential expansion of gaming in California. We are also exposed to risks related to tourism and the general economy, including national and global economic conditions and terrorist attacks or other global events.

     As a resort-based company, our operating results are highly dependent on the volume of customers at our resorts, which in turn impacts the price we can charge for our hotel rooms and other amenities. We also generate a significant portion of our operating income from high-end gaming customers, which can cause variability in our results. Key performance indicators related to revenue are:

•	Gaming revenue indicators – table games drop and slot handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games win percentage is in the range of 18% to 22% of table games drop and our normal slot win percentage is in the range of 6% to 7% of slot handle;

•	Hotel revenue indicators – hotel occupancy (volume indicator); average daily rate (“ADR”, price indicator); revenue per available room (“REVPAR”), a summary measure of hotel results combining ADR and occupancy rate.

     A full description of our operations, key performance indicators and outlook can be found in our Annual Report on Form 10-K for the year ended December 31, 2003.

     Financial Results

     The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2004 and 2003. On a consolidated basis, the most important factors and trends contributing to our operating performance for the quarter were:

•	Strong visitation levels in Las Vegas. According to the Las Vegas Convention and Visitors Authority, total visitors to Las Vegas increased 7.3% over prior year on a year-to-date basis through May 2004.

•	The introduction of new dining and entertainment amenities at several of our resorts, allowing us to capture an increased share of our guests’ spending.

•	The impact of Players Club and other marketing programs, along with the positive effects of cashless gaming technology.

•	Continued positive economic recovery in the United States, leading to increased spending by our guests and increased pricing power for our hotel rooms and non-gaming amenities.

•	The addition of Borgata, of which we own 50%. Borgata opened on July 3, 2003.

     As a result of the above factors and trends, our net revenues increased 10% in the quarter and 11% for the six months over the same prior year periods. Our operating income in 2004 increased 52% and 56% for the quarter and year-to-date, respectively, due to the strong revenue trends and the operating leverage obtained from the increased room and pricing, along with the income from Borgata, which was not open in the prior year periods. Several of our resorts set records for net revenues and operating income performance in a single quarter, driven by new amenities and significant increases in room rates earned during the quarter.

     Income from continuing operations increased 87% and 93% over the 2003 quarter and six month periods, respectively. On a diluted per share basis, income from continuing operations increased 94% for the quarter and 103% for the six months, as we had a lower weighted average number of shares outstanding resulting from share repurchases throughout 2003 and the first half of 2004.

     Operating Results – Detailed Revenue Information

     The following table presents detail of our net revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
		Percentage			Percentage
	2004	Change	2003	2004	Change	2003
	(Dollars in thousands)
Casino revenue, net:
Table games	$234,264	7%	$219,723	$482,024	11%	$433,352
Slots	302,909	10%	276,384	596,056	10%	544,057
Other	14,518	13%	12,837	32,334	16%	27,756

Casino revenue, net	551,691	8%	508,944	1,110,414	10%	1,005,165

Non-casino revenue:
Rooms	232,304	9%	212,689	467,265	10%	425,987
Food and beverage	212,040	12%	189,424	429,804	14%	377,501
Entertainment, retail and other	180,058	12%	160,797	343,484	8%	319,379

Non-casino revenue	624,402	11%	562,910	1,240,553	10%	1,122,867

	1,176,093	10%	1,071,854	2,350,967	10%	2,128,032
Less: Promotional allowances	(103,568)	6%	(97,737)	(212,006)	5%	(202,041)

	$1,072,525	10%	$974,117	$2,138,961	11%	$1,925,991

     Increases in table games revenues in both the quarter and six months were driven by volume increases, as we experienced strong volumes during the key Chinese New Year and Super Bowl periods and hosted a baccarat tournament at MGM Grand Las Vegas in April. Table games hold percentages were within a normal range for all periods and varied very little between the current year periods and prior year periods. Slot revenues continued to show strong year-over-year gains, a trend that started in 2003. This is the result of strong visitation and the impact of our Players Club rewards program, which was implemented in our major resorts over 2002 and 2003, and the implementation of cashless gaming technology in 2003.

     Non-casino revenue increased in 2004 primarily due to increased spending by guests, strong conference and group business, and higher room rates in all segments. For both the quarter and six months ended June 30, 2004, REVPAR was $123 compared to $111 in the 2003 second quarter and $112 in the 2003 six month period, increases of 11% for the quarter and 10% for the six months. At our Las Vegas resorts, REVPAR was $142 in the 2004 quarter and $144 in the 2004 six months, increases of 12% in both periods over prior year. These REVPAR increases were driven almost entirely by higher rates, as occupancy was up only slightly compared to prior year. Other revenue includes business interruption proceeds of $6 million for the Bellagio power outage. Based on information from the Company’s insurance provider, this amount is a reasonable estimate of the minimum amount the Company should receive upon final settlement of the claim. Therefore, the Company expects that further recoveries may be recorded in future periods.

     Operating Results – Details of Certain Charges

     Preopening and start-up expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Borgata	$—	$11,828	$—	$15,901
New York-New York (Zumanity, Nine Fine Irishmen)	—	2,015	—	2,068
Players Club	—	295	—	1,991
Other	1,619	758	2,000	1,483

	$1,619	$14,896	$2,000	$21,443

     Property transactions, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Write-downs and impairments	$—	$992	$—	$5,888
Net (gains) losses on sale or disposal of fixed assets	(1,133)	1,088	(242)	1,416
Demolition costs	3,071	1,014	3,919	2,606

	$1,938	$3,094	$3,677	$9,910

     During 2004, demolition costs relate primarily to the Bellagio expansion and standard room remodel projects and site preparation for The Residences at MGM Grand. Net (gains) losses on fixed asset disposals include net recoveries, in excess of carrying amount, of $1.1 million related to equipment damaged in the power outage at Bellagio. During 2003, approximately $3 million of the write downs and substantially all of the demolition costs relate to preparation for the new Cirque du Soleil show at MGM Grand Las Vegas. Substantially all of the remaining 2003 write-downs and impairments relate to other assets disposed of in connection with remodeling or expansion projects at MGM Grand Las Vegas.

     Non-operating Results

     Net interest expense increased to $93 million and $182 million in the 2004 quarter and six months, respectively, from $80 million and $163 million in the 2003 quarter and six months, due to higher debt levels and lower capitalized interest. In 2003, we were capitalizing interest related to our investment in Borgata.

     The effective income tax rate was 36% in both the quarter and year-to-date periods in 2004, which was lower than the 37% rate in the 2003 quarter and 38% rate in the 2003 year-to-date period due to higher income levels and stable amounts of non-deductible items.

     Discontinued Operations

     Income from discontinued operations increased to $3 million in the second quarter of 2004 from a loss of $1 million in the year-ago period, due to the 2003 loss on disposal of MGM MIRAGE Online of $7 million, offset by not having the results of the Golden Nugget Subsidiaries. For the six months, income from discontinued operations increased from $2 million to $12 million, due to the MGM MIRAGE Online loss in 2003 and the $5 million after-tax gain on sale of the Golden Nugget Subsidiaries in 2004, offset by not having a full period of results of the Golden Nugget Subsidiaries in 2004.

     Factors Affecting Future Results

     In August 2004, the Michigan state legislature approved an increase to the gaming tax rate in Michigan from 18% to 24%, effective September 1, 2004, provided that once our subsidiary begins operation of the permanent casino complex the rate will be reduced to 19%, and if our subsidiary does not complete a permanent casino complex by July 2009, the rate will increase on a graduated basis to 27%. The legislation still requires approval from the Governor of Michigan. Taxable gaming revenues for MGM Grand Detroit were approximately $403 million for the year ended December 31, 2003 and approximately $225 million for the six months ended June 30, 2004.

Liquidity and Capital Resources

     Cash Flows – Operating Activities

     Trends in our operating cash flows tend to follow trends in our operating income, excluding non-cash charges, since our business is primarily cash-based. Cash flow from operations in the six months ended June 30, 2004 increased from 2003, resulting from the increase in operating income, excluding non-cash charges. The increase in operating cash flow was not as significant, on a relative basis, as the increase in operating income due to Borgata’s income not resulting in cash flow (Borgata has not yet made any distributions) and the timing of hotel sales on credit, primarily to large groups. At June 30, 2004, we held cash and cash equivalents of $186 million.

     Cash Flows – Investing Activities

     Capital expenditures of $347 million through June 30, 2004 were significantly higher than the $222 million spent in 2003, due largely to major projects at our existing resorts. These projects included:

•	The Bellagio expansion, started in 2003 and expected to be completed in December 2004. The Bellagio expansion consists of a new 928-room tower, along with expanded retail, convention, spa and food and beverage facilities. The project is designed to complement the existing, newly remodeled standard rooms, and cause minimal business interruption during construction;

•	The theatre at MGM Grand Las Vegas for a new show by Cirque du Soleil, started in 2003 and expected to be completed in 2004;

•	The Bellagio standard room remodel and upgrade, started in 2003 and completed in February 2004; and

•	The New York-New York standard room remodel, started in January 2004 and expected to be completed by the third quarter of 2004.

     Remaining 2004 capital expenditures were for general property improvements. Capital expenditures in the prior year period primarily consisted of construction of the new theatre at New York-New York and implementation of new slot technology, along with general property improvements.

     Investments in unconsolidated affiliates for the 2004 quarter primarily represent our contribution to our joint venture with Newcastle United PLC, which is refundable if certain conditions are not met by January 2008, and required contributions to The Residences at MGM Grand, our joint venture with Turnberry Associates.

     We received net proceeds of $210 million upon the closing of the sale of the Golden Nugget Subsidiaries in January 2004. The proceeds were used to reduce outstanding borrowings under our bank credit facility.

     Cash Flows – Financing Activities

     In February and March 2004, we issued $525 million of 5.875% Senior Notes, due 2014. Through June 30, 2004, we repaid a net $475 million on our bank credit facilities and repurchased $49 million of our existing senior notes for $52 million, resulting in a loss on early retirement of debt of $6 million (including the write-off of unamortized original issue discount), which is classified as “Other, net” in the accompanying consolidated statement of income.

     We repurchased 7.9 million shares of our common stock during the first six months of 2004 at a total cost of $344 million. Our share repurchases are conducted under repurchase programs approved by our Board of Directors and publicly announced. At June 30, 2004, we had 0.1 million shares available for repurchase under the November 2003 authorization. In July 2004, our Board of Directors approved a new 10 million share repurchase program. We received $86 million of proceeds from the exercise of employee stock options in the first six months of 2004. As of June 30, 2004, we had approximately $1.4 billion of available liquidity under our bank credit facilities.

     Other Factors Affecting Liquidity

     The proposed acquisition of Mandalay, the proposed joint venture in Macau and the proposed investments in the United Kingdom will require significant additional sources of funds beyond expected operating cash flow and current availability under our senior credit facility. We may raise additional funds through increased bank financing, the issuance of notes or the issuance of equity.

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

     A complete description of our critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2003. We present below a discussion of our policies related to income taxes, which has been updated from the discussion included in our Annual Report.

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

Recently Issued Accounting Standards

     There are no accounting standards issued before June 30, 2004 but effective after June 30, 2004 which are expected to have a material impact on our financial reporting.

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

     In the third quarter of 2003, we entered into interest rate swap agreements, designated as fair value hedges, which effectively convert $400 million of our fixed rate debt to floating rate debt. In March 2004, the Company terminated interest rate swap agreements with total notional amounts of $200 million and entered into additional interest rate swap agreements, designated as fair value hedges, with total notional amounts of $100 million, leaving interest rate swap agreements with total notional amounts of $300 million remaining as of June 30, 2004. Under the terms of these agreements, we make payments based on specified spreads over six-month LIBOR, and receive payments equal to the interest payments due on the fixed rate debt. The interest rate swap agreements qualify for the “shortcut method” allowed under Statement of Financial Accounting Standards No. 133, which allows an assumption of no ineffectiveness in the hedging relationship. As such, there is no income statement impact from changes in the fair value of the hedging instruments.

     The following table provides information about our interest rate swaps as of June 30, 2004:

Maturity Date	August 1, 2007	February 1, 2008	February 27, 2014
Notional Value	$100 million	$100 million	$100 million
Estimated Fair Value	($1.7 million)	($1.7 million)	($4.8 million)
Average Pay Rate*	5.10%	4.88%	3.41%
Average Receive Rate	6.75%	6.75%	5.875%

* Interest rates are determined in arrears. These rates have been estimated based on implied forward rates in the yield curve.

     As of June 30, 2004, after giving effect to the interest rate swaps discussed above, long-term fixed rate borrowings represented approximately 74% of our total borrowings. Assuming a 100 basis-point change in LIBOR, our annual interest cost would change by approximately $14 million.

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

Item 4. Controls and Procedures

     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2004. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

     During the quarter ended June 30, 2004, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     Detroit Slot Machine Litigation

     In July 2001, an individual, Mary Kraft, filed a complaint in the Wayne County Circuit Court in Detroit, Michigan, against International Game Technology, Anchor Gaming, Inc. and the three operators of casinos in Detroit, Michigan, including a subsidiary of the Company. The plaintiff claimed the bonus wheel feature of the Wheel of Fortune® and I Dream of Jeannie™ slot machines, which are manufactured, designed and programmed by International Game Technology and/or Anchor Gaming, Inc., are deceptive and misleading. The complaint alleged violations of the Michigan Consumer Protection Act, common law fraud. The plaintiff sought to certify a class of any individual in Michigan who had played either of these games since June of 1999. The machines and their programs were approved for use by the Michigan Gaming Control Board, the administrative agency responsible for policing the Detroit casinos.

     We, along with the other casino operators, filed a motion for summary disposition arguing that the plaintiff’s complaint fails to state a claim as a matter of law. In April 2002, the Wayne County Circuit Court granted the motion for summary disposition. The plaintiff appealed and, after a full briefing of the case, oral argument was held in November 2003.

     In April 2004, the Michigan Court of Appeals, an intermediate appellate court, affirmed the trial court’s dismissal of the plaintiff’s claims. The Michigan Court of Appeals held that the plaintiff’s claims are exempt from the Michigan Consumer Protection Act because the operation of the slot machines was specifically authorized by the Michigan Gaming Control Board, and that the plaintiff’s common law claims are pre-empted by the Michigan Act. The Plaintiff did not seek review of the appellate court decision by the Michigan Supreme Court and, therefore, the decision of the Michigan Court of Appeals is final.

     Lac Vieux Litigation

     For a complete description of the facts and circumstances surrounding the case of Lac Vieux Desert Band of Lake Superior Chippewa Indians v. Michigan Gaming Control Board, et. al., see our Annual report on Form 10-K for the year ended December 31, 2003. As of December 31, 2003, the casino developers, including our subsidiary, were prohibited from developing permanent casino complexes under an injunction issued by the 6th Circuit Court of Appeals.

     In December 2003, the Tribe and the owners of the two other casinos filed a joint motion with the 6th Circuit Court requesting approval of the terms of a partial settlement, asserted to have resolved the case among the filing parties. The settlement calls for exemption of those developers from a reselection process and other related relief, in exchange for cash payments to the Tribe, but purports to continue the Tribe’s appeal as it relates to our subsidiary. In a subsequent filing, the settling parties requested that issues pertaining to this partial settlement be remanded to the District Court for consideration. Our subsidiary filed a responsive motion with the 6th Circuit Court requesting dismissal of the appeal as moot, or, upon denial of such relief, expedited decision of our cross appeal and a full briefing on the issues surrounding the proposed partial settlement.

     In February 2004, the 6th Circuit Court remanded the proposed settlement to the District Court for review and approval. In remanding the case, the 6th Circuit Court directed that the non-settling parties should not be prejudiced by the actions of the settling parties.

     In April 2004, the District Court issued a ruling approving the proposed settlement among Lac Vieux, Greektown Casino and Detroit Entertainment/Atwater. As to the position of the Company’s subsidiary in the case, the District Court’s settlement opinion observed that Lac Vieux’s proposed relief of rebidding of the subsidiary’s casino development would be inequitable to our subsidiary, since our subsidiary was not eligible for, did not seek and did not receive any preferential treatment in the casino selection process. The District Court also stated that Lac Vieux’s agreement in the settlement not to pursue rebidding of the developments of the two parties who did receive preferences strengthens our subsidiary’s legal position that a rebidding of only one casino development would make the rebidding process even more inequitable as to our subsidiary.

     In May 2004, our subsidiary filed a notice of appeal to the 6th Circuit Court of the District Court’s approval of the proposed consent judgment in order to preserve certain issues regarding the appropriateness of remedies for further briefing and argument should the Tribe prevail in its appeal and our subsidiary not prevail in its cross-appeal. Our subsidiary followed with a motion for scheduling of review of all matters remaining before the 6th Circuit Court. Aside from review of the District Court’s approval of the settlement, several other matters in the litigation remain pending before the 6th Circuit, including our subsidiary’s motion to dismiss Lac Vieux’s appeal on the grounds that the settlement makes the appeal moot; Lac Vieux’s continuing appeal and request for a rebid as to our subsidiary’s Detroit casino development; our subsidiary’s cross-appeal of the District Court’s denial of the subsidiary’s request for declaratory ruling that it should not be subject to rebid because it never received a preference in the developer selection process; and the injunction prohibiting construction of permanent casino complexes pending further action by the 6th Circuit Court.

     In June 2004, the 6th Circuit Court issued an order directing the parties to file letter briefs stating their respective positions on questions posed by that court concerning what parties and issues would remain to be decided if the 6th Circuit Court approved the settlement and dissolved the injunction. All parties filed letter briefs in response to the 6th Circuit Court’s directive. In July 2004, the 6th Circuit Clerk notified all parties that nothing further need be filed and that the panel of judges assigned to the appeals will proceed as expeditiously as possible to dispose of the questions presented. The timetable for the 6th Circuit’s further review of this case is uncertain. Our subsidiary intends to continue to vigorously defend its positions in this case.

     Other

     For information on other material legal proceedings to which the Company and its subsidiaries are a party, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2. Changes in Securities and Use of Proceeds

     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. The following table includes information about our share repurchases for the quarter ended June 30, 2004:

			Shares Purchased	Maximum
	Total	Average	As Part of a	Shares Still
	Shares	Price Per	Publicly-Announced	Available for
	Purchased	Share	Program	Repurchase
April 1 – April 30, 2004	814,300	$46.79	814,300	4,326,800 (1)
May 1 – May 31, 2004	4,212,286	43.85	4,212,286	114,514 (1)
June 1 – June 30, 2004	—	—	—	114,514 (1)

	5,026,586	44.33	5,026,586

(1)	The November 2003 repurchase program was announced in November 2003 for up to 10 million shares with no expiration.

     In July 2004, our Board of Directors approved a new 10 million share repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s 2004 Annual Meeting of Stockholders was held on May 11, 2004.

(c)	At the Annual Meeting, the following individuals were elected to serve one-year terms as members of the Board of Directors:

Name	Shares Voted For	Shares Withheld
James D. Aljian	117,415,792	17,692,666
Robert H. Baldwin	118,906,403	16,202,055
Terry Christensen	119,064,169	16,044,289
Willie D. Davis	122,988,972	12,119,486
Alexander M. Haig, Jr.	119,048,869	16,059,589
Alexis Herman	131,685,868	3,422,590
Roland Hernandez	131,874,660	3,233,798
Gary N. Jacobs	118,906,426	16,202,032
Kirk Kerkorian	121,068,520	14,039,938
J. Terrence Lanni	118,990,903	16,117,555
George J. Mason	129,416,349	5,692,109
James J. Murren	118,744,170	16,364,288
Ronald M. Popeil	130,126,281	4,982,177
John T. Redmond	119,496,473	15,611,985
Daniel M. Wade	119,079,571	16,028,887
Melvin B. Wolzinger	130,105,356	5,003,102
Alex Yemenidjian	119,459,742	15,648,716

     Additionally, a proposal ratifying the selection of Deloitte & Touche to serve as the Company’s independent auditors for the year ending December 31, 2004 was ratified, by a vote of 133,740,645 shares in favor, 1,318,574 shares opposed and 49,239 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Bylaws of MGM MIRAGE, as of May 11, 2004.

10.1	MGM MIRAGE 1997 Nonqualified Stock Option Plan, Amended and Restated – February 2, 2004.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

Current Report on Form 8-K, filed by the Company on April 21, 2004, for the purpose of furnishing the earnings press release for the quarter ended March 31, 2004.

Current Report on Form 8-K, filed by the Company on June 4, 2004, for the purpose of furnishing a press release and letter, dated June 4, 2004, to Mandalay Resort Group, announcing the Company’s offer to acquire Mandalay Resort Group.

Current Report on Form 8-K, filed by the Company on June 8, 2004, for the purpose of furnishing a press release related to the extension of the Company’s offer to buy Mandalay Resort Group.

Current Report on Form 8-K, filed by the Company on June 14, 2004, for the purpose of furnishing a press release related to the agreement with Mandalay Resort Group on an acquisition of Mandalay Resort Group by the Company.

Current Report on Form 8-K, filed by the Company on June 15, 2004, for the purpose of filing the merger agreement related to the Company’s acquisition of Mandalay Resort Group.

Current Report on Form 8-K, filed by the Company on June 16, 2004, for the purpose of furnishing a press release related to the agreement with Mandalay Resort Group on an acquisition of Mandalay Resort Group by the Company.

Current Report on Form 8-K, filed by the Company on June 21, 2004, for the purpose of furnishing a press release related to the Company’s agreement for a Macau-based casino.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE

Date: August 9, 2004	By:	/s/ J. TERRENCE LANNI

J. Terrence Lanni
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2004		/s/ JAMES J. MURREN

James J. Murren
President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)