Form 10-Q
period 2004-09-30
MGM MIRAGE
filed 2004-11-09
CIK 789570

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): ☑ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value	Outstanding at November 8, 2004 139,809,925 shares

MGM MIRAGE AND SUBSIDIARIES

FORM 10-Q

I N D E X

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at September 30, 2004 and December 31, 2003	1
Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2004 and September 30, 2003	2
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and September 30, 2003	3
Condensed Notes to Consolidated Financial Statements	4-13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	22-23
Item 2. Changes in Securities and Use of Proceeds	24
Item 6. Exhibits and Reports on Form 8-K	24-25
SIGNATURES	26
Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$355,632	$178,047
Accounts receivable, net	172,408	139,475
Inventories	64,173	65,189
Income tax receivable	—	9,901
Deferred income taxes	38,337	49,286
Prepaid expenses and other	88,651	89,641
Assets held for sale	—	226,082

Total current assets	719,201	757,621

Property and equipment, net	8,862,740	8,681,339
Other assets
Investments in unconsolidated affiliates	805,046	756,012
Goodwill and other intangible assets, net	233,059	267,668
Deposits and other assets, net	278,784	247,070

Total other assets	1,316,889	1,270,750

	$10,898,830	$10,709,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$101,584	$85,439
Income taxes payable	46,572	—
Current portion of long-term debt	14	9,008
Accrued interest on long-term debt	77,632	87,711
Other accrued liabilities	557,681	559,445
Liabilities related to assets held for sale	—	23,456

Total current liabilities	783,483	765,059

Deferred income taxes	1,772,269	1,765,426
Long-term debt	5,569,768	5,521,890
Other long-term obligations	141,925	123,547
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $.01 par value: authorized 300,000,000 shares; issued 171,875,786 and 168,268,213 shares; outstanding 138,682,786 and 143,096,213 shares	1,719	1,683
Capital in excess of par value	2,284,353	2,171,625
Deferred compensation	(12,947)	(19,174)
Treasury stock, at cost (33,193,000 and 25,172,000 shares)	(1,110,228)	(760,594)
Retained earnings	1,471,349	1,133,903
Accumulated other comprehensive income (loss)	(2,861)	6,345

Total stockholders’ equity	2,631,385	2,533,788

	$10,898,830	$10,709,710

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues
Casino	$540,957	$513,994	$1,651,371	$1,519,159
Rooms	223,001	206,039	690,266	632,026
Food and beverage	205,262	190,126	635,066	567,627
Entertainment	67,099	71,014	200,312	195,642
Retail	46,023	48,257	139,193	135,651
Other	63,006	53,435	180,107	160,792

	1,145,348	1,082,865	3,496,315	3,210,897
Less: Promotional allowances	(108,952)	(106,023)	(320,958)	(308,064)

	1,036,396	976,842	3,175,357	2,902,833

Expenses
Casino	274,230	263,329	821,351	777,157
Rooms	60,329	59,702	184,629	176,518
Food and beverage	120,156	111,221	360,843	323,167
Entertainment	48,142	49,920	142,269	140,030
Retail	29,867	30,378	88,945	86,226
Other	38,249	34,046	109,461	97,815
Provision for doubtful accounts	(11,696)	3,847	(7,734)	18,267
General and administrative	160,962	153,019	458,663	437,696
Corporate expense	19,183	15,456	53,379	44,224
Preopening and start-up expenses	1,584	7,316	3,584	28,759
Restructuring costs	1,587	4,034	5,901	5,187
Property transactions, net	1,677	2,600	5,354	12,510
Depreciation and amortization	101,245	101,450	296,282	303,044

	845,515	836,318	2,522,927	2,450,600

Income from unconsolidated affiliates	31,476	18,018	85,190	37,354

Operating income	222,357	158,542	737,620	489,587

Non-operating income (expense)
Interest income	1,421	790	3,440	3,232
Interest expense, net	(95,262)	(85,210)	(277,694)	(248,189)
Non-operating items from unconsolidated affiliates	(6,419)	(3,998)	(19,314)	(4,222)
Other, net	(435)	(5,670)	(10,162)	(10,463)

	(100,695)	(94,088)	(303,730)	(259,642)

Income from continuing operations before income taxes	121,662	64,454	433,890	229,945
Provision for income taxes	(45,495)	(23,079)	(158,920)	(85,338)

Income from continuing operations	76,167	41,375	274,970	144,607

Discontinued operations
Income from discontinued operations, including gain (loss) on disposal of $74,352 (three months 2004), $82,538 (nine months 2004) and ($7,357) (nine months 2003)	75,529	8,679	94,207	7,090
Benefit (provision) for income taxes	(24,815)	(2,845)	(31,731)	265

	50,714	5,834	62,476	7,355

Net income	$126,881	$47,209	$337,446	$151,962

Basic earnings per share of common stock
Income from continuing operations	$0.55	$0.28	$1.97	$0.96
Discontinued operations	0.37	0.04	0.44	0.05

Net income per share	$0.92	$0.32	$2.41	$1.01

Diluted earnings per share of common stock
Income from continuing operations	$0.54	$0.27	$1.90	$0.95
Discontinued operations	0.35	0.04	0.43	0.04

Net income per share	$0.89	$0.31	$2.33	$0.99

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities
Net income	$337,446	$151,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296,776	314,147
Amortization of debt discount and issuance costs	23,382	27,005
Provision for doubtful accounts	(7,734)	18,870
Property transactions, net	5,354	13,149
Loss on early extinguishment of debt	5,527	3,244
(Gain) loss on disposal of discontinued operations	(82,538)	7,357
Income from unconsolidated affiliates	(65,876)	(33,132)
Distributions from unconsolidated affiliates	41,500	32,000
Deferred income taxes	16,924	12,802
Tax benefit from stock option exercises	22,943	6,857
Change in assets and liabilities:
Accounts receivable	(23,009)	(21,057)
Inventories	(1,162)	(1,252)
Income taxes receivable and payable	56,472	25,921
Prepaid expenses and other	(5,880)	(7,825)
Accounts payable and accrued liabilities	1,406	(12,232)
Other	(12,629)	(3,526)

Net cash provided by operating activities	608,902	534,290

Cash flows from investing activities
Purchases of property and equipment	(526,483)	(357,798)
Proceeds from sale of the Golden Nugget Subsidiaries and MGM Grand Australia Subsidiaries, net	345,730	—
Dispositions of property and equipment	14,996	1,804
Investments in unconsolidated affiliates	(9,225)	(24,350)
Change in construction payable	14,241	30,663
Other	(13,304)	(28,694)

Net cash used in investing activities	(174,045)	(378,375)

Cash flows from financing activities
Net repayments under bank credit facilities	(1,458,989)	(560,838)
Issuance of long-term debt	1,528,957	600,000
Repurchase of senior notes	(52,149)	(28,011)
Debt issuance costs	(13,209)	(5,985)
Issuance of common stock	89,821	20,545
Repurchase of common stock	(348,895)	(210,595)
Other	(2,808)	(17,840)

Net cash used in financing activities	(257,272)	(202,724)

Cash and cash equivalents
Net increase (decrease) for the period	177,585	(46,809)
Cash related to discontinued operations	—	(10,619)
Balance, beginning of period	178,047	211,234

Balance, end of period	$355,632	$153,806

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$267,517	$254,733
Federal, state and foreign income taxes paid, net of refunds	98,046	45,969

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

     MGM MIRAGE (the “Company”), formerly MGM Grand, Inc., is a Delaware corporation, incorporated on January 29, 1986. As of September 30, 2004, approximately 59% of the outstanding shares of the Company’s common stock was owned by Tracinda Corporation, a Nevada corporation wholly-owned by Kirk Kerkorian. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, operates and invests in casino resorts, which typically include casinos, hotels, restaurants and other resort amenities.

     The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Treasure Island (“TI”), New York-New York and the Boardwalk Hotel and Casino. The Company also owns a 50% interest in the joint venture that owns and operates Monte Carlo Resort & Casino in Las Vegas (50% owned and managed by Mandalay Resort Group) and a 50% interest in the limited liability company developing The Residences at MGM Grand (50% owned and managed by Turnberry Associates), adjacent to MGM Grand Las Vegas. The Residences is a condominium-hotel development and may consist of multiple condominium towers. Construction has begun on Tower 1 and Tower 2 is currently in the sales phase. The Company owns three resorts in Primm, Nevada, at the California/Nevada state line – Whiskey Pete’s, Buffalo Bill’s and the Primm Valley Resort – as well as two championship golf courses located near the resorts. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts.

     The Company, through its wholly-owned subsidiary, MGM Grand Detroit, Inc., and its local partners formed MGM Grand Detroit, LLC, to develop a hotel, casino and entertainment complex in Detroit, Michigan. MGM Grand Detroit, LLC operates a casino in an interim facility located in downtown Detroit. See Note 9 for discussion of the development agreement with the City of Detroit. The Company also owns and operates Beau Rivage, a beachfront resort located in Biloxi, Mississippi, and a 50% interest in a limited liability company that owns Borgata, a casino resort at Renaissance Pointe, located in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. Borgata opened in July 2003. The Company owns approximately 95 developable acres adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements which the Company designed and developed as required under the agreement with Boyd.

     The Company is actively seeking future development opportunities in the United Kingdom, as more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In January 2004, the Company contributed approximately $9 million to its joint venture with Newcastle United PLC, which is refundable if certain conditions are not met by January 2008. In addition, the Company has entered into other agreements related to possible future developments in the United Kingdom which are subject to implementation of proposed gaming law reforms, the grant of applicable planning permissions and the implementation of an appropriate taxation structure.

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

     In June 2004, the Company entered into a definitive merger agreement with Mandalay Resort Group (“Mandalay”) under which the Company will acquire Mandalay for $71.00 in cash for each share of common stock of Mandalay. Mandalay owns and operates eleven properties in Nevada, including Mandalay Bay, Luxor, Excalibur, Circus Circus, and Slots-A-Fun in Las Vegas, Circus Circus-Reno in Reno, Colorado Belle and Edgewater in Laughlin, Gold Strike and Nevada Landing in Jean, and Railroad Pass in Henderson. Mandalay also owns and operates Gold Strike, a hotel/casino in Tunica County, Mississippi. In addition, Mandalay owns a 50% interest in Silver Legacy in Reno, a 50% interest in Monte Carlo in Las Vegas, a 50% interest in Grand Victoria, a riverboat in Elgin, Illinois, and a 53.5% interest in MotorCity in Detroit, Michigan. The total consideration is approximately $8.1 billion, including equity value of approximately $4.8 billion, convertible debentures with a redemption value of approximately $574 million, the assumption or repayment of other outstanding Mandalay debt with a fair value of approximately $2.6 billion as of September 30, 2004, and $100 million of estimated transaction costs. The transaction is subject to the approval of Mandalay stockholders as well as regulatory and other customary conditions. The transaction will be accounted for as a purchase and is anticipated to close during the first quarter of 2005.

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2004, and the results of its operations for the three and nine month periods ended September 30, 2004 and 2003. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications, which have no effect on previously reported net income, have been made to the 2003 financial statements to conform to the 2004 presentation.

NOTE 2 — DISCONTINUED OPERATIONS

     In June 2003, the Company entered into an agreement to sell the Golden Nugget Las Vegas in downtown Las Vegas and the Golden Nugget Laughlin in Laughlin, Nevada (the “Golden Nugget Subsidiaries”), including substantially all of the assets and liabilities of those resorts, for approximately $215 million, subject to certain working capital adjustments. This transaction closed in January 2004, with net proceeds to the Company of $210 million. Also in June 2003, the Company ceased operations of PLAYMGMMIRAGE.com, its online gaming website (“MGM MIRAGE Online”). In February 2004, the Company entered into an agreement to sell the subsidiaries that own and operate MGM Grand Australia. This transaction closed in July 2004 with net proceeds to the Company of $136 million.

     The results of the Golden Nugget Subsidiaries, MGM MIRAGE Online and MGM Grand Australia Subsidiaries are classified as discontinued operations in the accompanying consolidated statements of income for all periods presented. Net revenues of discontinued operations were $4 million and $70 million, respectively, for the three months ended September 30, 2004 and 2003, and $45 million and $206 million, respectively, for the nine months ended September 30, 2004 and 2003. Included in income from discontinued operations is an allocation of interest expense based on the ratio of the net assets of the discontinued operations to the total consolidated net assets and debt of the Company. Interest allocated to discontinued operations was $0.2 million and $3 million, respectively, for the three months ended September 30, 2004 and 2003, and $2 million and $9 million, respectively, for the nine months ended September 30, 2004 and 2003. Included in discontinued operations for the three and nine months ended September 30, 2004 is a gain on the sale of the MGM Grand Australia Subsidiaries of $74 million. Also included in discontinued operations for the nine months ended September 30, 2004 is a gain on the sale of the Golden Nugget Subsidiaries of $8 million. Included in discontinued operations for the nine months ended September 30, 2003 is a loss on disposal of MGM MIRAGE Online of $7 million.

     The following table summarizes the assets and liabilities of discontinued operations as of December 31, 2003 (the Golden Nugget Subsidiaries and Online) included as assets and liabilities held for sale in the accompanying consolidated balance sheet:

December 31,
2003
(In thousands)
Cash	$15,230
Accounts receivable, net	6,024
Inventories	4,321
Prepaid expenses and other	5,174

Total current assets	30,749
Property and equipment, net	185,516
Other assets, net	9,817

Total assets	226,082

Accounts payable	2,180
Other current liabilities	20,885

Total current liabilities	23,065
Other long-term liabilities	391

Total liabilities	23,456

Net assets	$202,626

NOTE 3 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months		Nine Months
For the periods ended September 30,	2004	2003	2004	2003
	(In thousands)
Income from unconsolidated affiliates	$31,476	$18,018	$85,190	$37,354
Preopening and start-up expenses	—	(3,425)	—	(19,326)
Non-operating items from unconsolidated affiliates	(6,419)	(3,998)	(19,314)	(4,222)

	$25,057	$10,595	$65,876	$13,806

     In July 2004, the Company contributed land to The Residences at MGM Grand for construction of the first tower. The equity credit of $9 million is greater than the $3 million previous book value of the land, and the $6 million gain has been deferred until the earnings process is complete, which will occur when The Residences at MGM Grand recognizes revenue on the sale of the first tower’s units.

NOTE 4 — LONG-TERM DEBT

     Long-term debt consisted of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Senior Credit Facility	$165,500	$1,525,000
$50 million revolving line of credit	—	50,000
Australian bank facility	—	11,868
Other note due to bank	—	38,000
$300 million 6.95% senior notes, due 2005, net	300,347	301,128
$176.4 million ($200 million in 2003) 6.625% senior notes, due 2005, net	175,255	196,029
$244.5 million ($250 million in 2003) 7.25% senior notes, due 2006, net	234,361	236,294
$710 million 9.75% senior subordinated notes, due 2007, net	706,654	705,713
$200 million 6.75% senior notes, due 2007, net	187,733	183,405
$180.4 million ($200 million in 2003) 6.75% senior notes, due 2008, net	167,773	181,517
$200 million 6.875% senior notes, due 2008, net	199,022	198,802
$1.05 billion ($600 million in 2003) 6% senior notes, due 2009, net	1,056,750	600,000
$825 million 8.5% senior notes, due 2010, net	822,091	821,722
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$550 million 6.75% senior notes, due 2012	550,000	—
$525 million 5.875% senior notes, due 2014, net	522,358	—
$100 million 7.25% senior debentures, due 2017, net	81,736	81,211
Other notes	202	209

	5,569,782	5,530,898
Less: Current portion	(14)	(9,008)

	$5,569,768	$5,521,890

     Total interest incurred for the three month periods ended September 30, 2004 and 2003 was $101 million and $86 million, respectively, of which $6 million and $1 million, respectively, was capitalized. Total interest incurred for the nine month periods ended September 30, 2004 and 2003 was $292 million and $261 million, respectively, of which $14 million and $13 million, respectively, was capitalized.

     At September 30, 2004, the Senior Credit Facility consisted of a $2.5 billion senior revolving credit facility which matures in November 2008. Until August 2004, the Senior Credit Facility consisted of a $1.5 billion revolving credit facility and a $1.0 billion term loan.

     In the first quarter of 2004, the Company issued $525 million of 5.875% senior notes due 2014. Of this amount, $225 million of the senior notes were issued pursuant to the Company’s shelf registration statement, which completed the available securities issuances under that registration statement, and $300 million of the senior notes were issued through a Rule 144A offering and subsequently exchanged for registered notes with identical terms.

     In the third quarter of 2004, the Company issued $550 million of 6.75% senior notes due 2012 through a Rule 144A offering. The Company has filed a registration statement to register the Rule 144A notes under the Securities Act of 1933 as required by the indenture.

     Also in the third quarter of 2004, the Company issued $450 million of 6.0% senior notes due 2009 through a Rule 144A offering. The Company has filed a registration statement to register the Rule 144A notes under the Securities Act of 1933 as required by the indenture.

     The proceeds of the above offerings were used to reduce outstanding borrowings under the Senior Credit Facility.

     In August 2003, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s public debt securities, and the Company repurchased $25 million of its senior notes. In March 2004, the Company repurchased $49 million of its senior notes for $52 million, leaving $26 million available for repurchase under the current authorization. The March 2004 repurchases resulted in a loss on early retirement of debt of $6 million, including the write-off of unamortized original issue discount, classified as “Other, net” in the accompanying consolidated statement of income.

     The Company attempts to limit its exposure to interest rate risk by managing the mix of its long-term fixed rate borrowings and short-term borrowings under its bank credit facilities. In August 2003, the Company entered into interest rate swap agreements, designated as fair value hedges, which effectively converted $400 million of the Company’s fixed rate debt to floating rate debt. In March 2004, the Company terminated interest rate swap agreements with total notional amounts of $200 million and entered into additional interest rate swap agreements, designated as fair value hedges, with total notional amounts of $100 million, leaving interest rate swap agreements with total notional amounts of $300 million remaining as of September 30, 2004. At September 30, 2004, the fair value of the interest rate swap agreements was an asset of $0.3 million.

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

     The Company’s long-term debt obligations contain certain customary covenants. The Company’s Senior Credit Facility contains covenants that require the Company to maintain certain financial ratios. At September 30, 2004, the Company was required to maintain a maximum leverage ratio (average debt to EBITDA, as defined) of 5.5:1, which decreases periodically to 4.75:1 by December 2007. The Company must also maintain a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.75:1. As of September 30, 2004, the Company’s leverage and interest coverage ratios were 4.2:1 and 3.8:1, respectively.

NOTE 5 — SHARE REPURCHASES

     During the nine months ended September 30, 2004, the Company repurchased 8.0 million shares of its common stock for $349 million, completing the Company’s November 2003 authorization. In July 2004, the Company’s Board of Directors approved a new stock repurchase program, authorizing the purchase of up to an additional 10 million shares of the Company’s common stock, all of which remains available for repurchase at September 30, 2004.

NOTE 6 — INCOME PER SHARE OF COMMON STOCK

     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2004	2003	2004	2003
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	137,786	149,051	139,933	150,616
Potential dilution from stock options and restricted stock	4,474	3,689	4,683	2,378

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	142,260	152,740	144,616	152,994

NOTE 7 — COMPREHENSIVE INCOME

     Comprehensive income consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2004	2003	2004	2003
	(In thousands)
Net income	$126,881	$47,209	$337,446	$151,962
Currency translation adjustment	16	922	(5,097)	6,082
Reclassification of cumulative translation adjustment – MGM Grand Australia	(6,141)	—	(6,141)	—
Derivative income from unconsolidated affiliate, net of tax	416	2,278	2,032	2,252

Comprehensive income	$121,172	$50,409	$328,240	$160,296

NOTE 8 — STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

     A summary of the status of the Company’s stock option plans is presented below:

		Weighted
		Average
	Shares	Exercise
Nine months ended September 30, 2004	(000’s)	Price
Outstanding at beginning of period	20,867	$27.37
Granted	216	43.48
Exercised	(3,642)	24.96
Terminated	(454)	27.82

Outstanding at end of period	16,987	28.08

Exercisable at end of period	8,707	28.68

     As of September 30, 2004, the aggregate number of shares subject to options available for grant under the Company’s stock option plans was 2.3 million.

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

     The following are required disclosures under SFAS 123 and SFAS 148:

	Three Months		Nine Months
For the periods ended September 30,	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income
As reported	$126,881	$47,209	$337,446	$151,962
Stock-based compensation under SFAS 123	(5,445)	(11,770)	(17,364)	(31,498)

Pro forma	$121,436	$35,439	$320,082	$120,464

Basic earnings per share
As reported	$0.92	$0.32	$2.41	1.01
Stock-based compensation under SFAS 123	(0.04)	(0.08)	(0.12)	(0.21)

Pro forma	$0.88	$0.24	$2.29	$0.80

Diluted earnings per share
As reported	$0.89	$0.31	$2.33	$0.99
Stock-based compensation under SFAS 123	(0.04)	(0.08)	(0.12)	(0.20)

Pro forma	$0.85	$0.23	$2.21	$0.79

     The stock-based compensation included in the table above represents the after-tax amount of pro forma compensation related to stock option plans. Reported net income includes $1 million, net of tax, of amortization of restricted stock compensation for each of the three month periods ended September 30, 2004 and 2003 and $4 million, net of tax, for each of the nine month periods ended September 30, 2004 and 2003.

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

     The Company recorded an intangible asset (development rights, deemed to have an indefinite life) of approximately $115 million in connection with its payment obligations under the revised development agreement, based on the present value of the Company’s obligations. Management determined that the indemnification obligation met the accrual criteria under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and the obligation was accrued as part of the payments under the revised development agreement. At September 30, 2004, the Company’s remaining obligation of $18 million under the indemnification is included in accrued liabilities and the Company’s obligation for the $50 million of bonds is included in other long-term liabilities.

     The Company is currently in the process of obtaining land and developing plans for the permanent casino facility and currently expects the project to cost approximately $575 million (including land, capitalized interest and preopening expenses, but excluding the $115 million of payments to the City discussed above). The design, budget and schedule of the permanent facility are at an early stage, and the ultimate timing, cost and scope of the project are subject to risks attendant to large-scale projects. The ability to construct the permanent casino facility is currently subject to resolution of the Lac Vieux litigation. See Part II, Item 1, “Legal Proceedings”, for further information on the status of this litigation.

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

     The Residences at MGM Grand. In July 2004, the venture obtained construction financing for up to $210 million for the development of the first tower. The Company has provided a guaranty for up to 50% of the interest and principal payment obligations on the construction financing as well as a completion guaranty. The Company recorded the value of the guaranty obligation, approximately $2 million, in other long-term liabilities.

NOTE 10 — PROPERTY TRANSACTIONS, NET

     Net property transactions consist of the following:

	Three Months		Nine Months
For the periods ended September 30,	2004	2003	2004	2003
	(In thousands)
Write downs and impairments	$473	$—	$473	$5,888
Net (gains) losses on sale or disposal of fixed assets	523	800	281	2,216
Demolition costs	681	1,800	4,600	4,406

	$1,677	$2,600	$5,354	$12,510

     During 2004, demolition costs relate primarily to the Bellagio expansion and standard room remodel projects and site preparation for The Residences at MGM Grand. During 2003, approximately $3 million of the write downs and substantially all of the demolition costs relate to preparation for KÀ, the new Cirque du Soleil show at MGM Grand Las Vegas. Substantially all of the remaining 2003 write-downs and impairments relate to other assets disposed of in connection with remodeling or expansion projects at MGM Grand Las Vegas.

NOTE 11 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION

     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the Senior Credit Facility, the senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of September 30, 2004 and December 31, 2003 and for the three and nine month periods ended September 30, 2004 and 2003 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of September 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$69,351	$386,485	$263,365	$—	$719,201
Property and equipment, net	8,590	8,762,206	103,916	(11,972)	8,862,740
Investments in subsidiaries	8,676,562	231,719	—	(8,908,281)	—
Investments in unconsolidated affiliates	127,902	1,019,309	—	(342,165)	805,046
Other non-current assets	56,057	332,239	123,547	—	511,843

	$8,938,462	$10,731,958	$490,828	$(9,262,418)	$10,898,830

Current liabilities	$128,406	$580,241	$74,836	$—	$783,483
Intercompany accounts	(317,996)	294,819	23,177	—	—
Deferred income taxes	1,772,269	—	—	—	1,772,269
Long-term debt	4,722,721	847,047	—	—	5,569,768
Other non-current liabilities	1,677	90,078	50,170	—	141,925
Stockholders’ equity	2,631,385	8,919,773	342,645	(9,262,418)	2,631,385

	$8,938,462	$10,731,958	$490,828	$(9,262,418)	$10,898,830

	As of December 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$63,085	$608,549	$85,987	$—	$757,621
Property and equipment, net	9,373	8,525,531	158,407	(11,972)	8,681,339
Investments in subsidiaries	8,023,527	186,114	—	(8,209,641)	—
Investments in unconsolidated affiliates	127,902	970,275	—	(342,165)	756,012
Other non-current assets	47,251	312,699	154,788	—	514,738

	$8,271,138	$10,603,168	$399,182	$(8,563,778)	$10,709,710

Current liabilities	$116,734	$585,316	$63,009	$—	$765,059
Intercompany accounts	(781,455)	756,181	25,274	—	—
Deferred income taxes	1,761,706	—	3,720	—	1,765,426
Long-term debt	4,640,365	878,651	2,874	—	5,521,890
Other non-current liabilities	—	71,702	51,845	—	123,547
Stockholders’ equity	2,533,788	8,311,318	252,460	(8,563,778)	2,533,788

	$8,271,138	$10,603,168	$399,182	$(8,563,778)	$10,709,710

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended September 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$931,561	$104,835	$—	$1,036,396
Equity in subsidiaries’ earnings	255,726	25,141	—	(280,867)	—
Expenses:
Casino and hotel operations	—	518,434	52,539	—	570,973
Provision for doubtful accounts	—	(11,666)	(30)	—	(11,696)
General and administrative	—	144,238	16,724	—	160,962
Corporate expense	978	18,205	—	—	19,183
Preopening and start-up expenses	—	1,584	—	—	1,584
Restructuring costs	—	—	1,587	—	1,587
Property transactions, net	(55)	1,732	—	—	1,677
Depreciation and amortization	261	93,175	7,809	—	101,245

	1,184	765,702	78,629	—	845,515

Income from unconsolidated affiliates	—	31,476	—	—	31,476

Operating income	254,542	222,476	26,206	(280,867)	222,357
Interest expense, net	(82,042)	(12,019)	220	—	(93,841)
Other, net	801	(7,683)	28	—	(6,854)

Income from continuing operations before income taxes	173,301	202,774	26,454	(280,867)	121,662
Provision for income taxes	(44,568)	—	(927)	—	(45,495)

Income from continuing operations	128,733	202,774	25,527	(280,867)	76,167
Discontinued operations, net	(1,852)	—	52,566	—	50,714

Net income	$126,881	$202,774	$78,093	$(280,867)	$126,881

	For the Three Months Ended September 30, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$879,090	$97,752	$—	$976,842
Equity in subsidiaries’ earnings	142,428	26,039	—	(168,467)	—
Expenses:
Casino and hotel operations	—	500,022	48,574	—	548,596
Provision for doubtful accounts	—	3,958	(111)	—	3,847
General and administrative	—	139,066	13,953	—	153,019
Corporate expense	1,244	14,212	—	—	15,456
Preopening and start-up expenses	—	7,166	150	—	7,316
Restructuring costs	—	4,034	—	—	4,034
Property transactions, net	8	2,521	71	—	2,600
Depreciation and amortization	259	93,520	7,671	—	101,450

	1,511	764,499	70,308	—	836,318

Income from unconsolidated affiliates	—	18,018	—	—	18,018

Operating income	140,917	158,648	27,444	(168,467)	158,542
Interest expense, net	(66,392)	(17,504)	(524)	—	(84,420)
Other, net	(3,245)	(6,423)	—	—	(9,668)

Income from continuing operations before income taxes	71,280	134,721	26,920	(168,467)	64,454
Provision for income taxes	(22,198)	—	(881)	—	(23,079)

Income from continuing operations	49,082	134,721	26,039	(168,467)	41,375
Discontinued operations, net	(1,873)	4,971	2,736	—	5,834

Net income	$47,209	$139,692	$28,775	$(168,467)	$47,209

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Nine Months Ended September 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$2,854,538	$320,819	$—	$3,175,357
Equity in subsidiaries’ earnings	736,505	91,305	—	(827,810)	—
Expenses:
Casino and hotel operations	—	1,549,894	157,604	—	1,707,498
Provision for doubtful accounts	—	(7,725)	(9)	—	(7,734)
General and administrative	—	414,008	44,655	—	458,663
Corporate expense	5,736	47,643	—	—	53,379
Preopening and start-up expenses	129	3,455	—	—	3,584
Restructuring costs	—	4,314	1,587	—	5,901
Property transactions, net	(1,521)	6,529	346	—	5,354
Depreciation and amortization	783	272,842	22,657	—	296,282

	5,127	2,290,960	226,840	—	2,522,927

Income from unconsolidated affiliates	—	85,190	—	—	85,190

Operating income	731,378	740,073	93,979	(827,810)	737,620
Interest expense, net	(233,439)	(40,004)	(811)	—	(274,254)
Other, net	220	(29,731)	35	—	(29,476)

Income from continuing operations before income taxes	498,159	670,338	93,203	(827,810)	433,890
Provision for income taxes	(157,408)	—	(1,512)	—	(158,920)

Income from continuing operations	340,751	670,338	91,691	(827,810)	274,970
Discontinued operations, net	(3,305)	7,362	58,419	—	62,476

Net income	$337,446	$677,700	$150,110	$(827,810)	$337,446

	For the Nine Months Ended September 30, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$2,607,834	$294,999	$—	$2,902,833
Equity in subsidiaries’ earnings	448,262	81,740	—	(530,002)	—
Expenses:
Casino and hotel operations	—	1,455,416	145,497	—	1,600,913
Provision for doubtful accounts	—	18,663	(396)	—	18,267
General and administrative	—	399,690	38,006	—	437,696
Corporate expense	3,708	40,516	—	—	44,224
Preopening and start-up expenses	19	28,290	450	—	28,759
Restructuring costs	406	4,781	—	—	5,187
Property transactions, net	216	11,767	527	—	12,510
Depreciation and amortization	818	277,431	24,795	—	303,044

	5,167	2,236,554	208,879	—	2,450,600

Income from unconsolidated affiliates	—	37,354	—	—	37,354

Operating income	443,095	490,374	86,120	(530,002)	489,587
Interest expense, net	(196,777)	(46,559)	(1,621)	—	(244,957)
Other, net	(6,134)	(8,551)	—	—	(14,685)

Income from continuing operations before income taxes	240,184	435,264	84,499	(530,002)	229,945
Provision for income taxes	(82,579)	—	(2,759)	—	(85,338)

Income from continuing operations	157,605	435,264	81,740	(530,002)	144,607
Discontinued operations, net	(5,643)	7,314	5,684	—	7,355

Net income	$151,962	$442,578	$87,424	$(530,002)	$151,962

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Nine Months Ended September 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(282,572)	$783,200	$108,274	$—	$608,902
Net cash provided by (used in) investing activities	(5,993)	(292,019)	127,194	(3,227)	(174,045)
Net cash provided by (used in) financing activities	311,479	(519,769)	(52,209)	3,227	(257,272)

	For the Nine Months Ended September 30, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(220,967)	$652,736	$103,494	$(973)	$534,290
Net cash provided by (used in) investing activities	(4,750)	(352,950)	(17,602)	(3,073)	(378,375)
Net cash provided by (used in) financing activities	250,434	(373,311)	(83,893)	4,046	(202,724)

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

     In February 2004, we entered into an agreement to sell the subsidiaries that own and operate MGM Grand Australia. This transaction closed in July 2004 with net proceeds to the Company of $136 million. We reported an after tax gain of $51 million upon the closing of the sale. We are evaluating the impact of provisions of the recently enacted American Jobs Creation Act of 2004 that provide tax relief on repatriated earnings of foreign subsidiaries. If we conclude that these provisions apply to our planned repatriation of the net proceeds from this transaction in a manner that we believe Congress intended, we will recognize a tax benefit of approximately $7 million as part of continuing operations in the quarter in which we reach this conclusion. Additional guidance from Congress and/or the United States Treasury Department may be necessary for us to make this determination.

     In June 2004, we announced that we had entered into a definitive merger agreement with Mandalay Resort Group (“Mandalay”) under which we will acquire Mandalay for $71.00 in cash for each share of common stock of Mandalay. Mandalay owns and operates eleven properties in Nevada, including Mandalay Bay, Luxor, Excalibur, Circus Circus, and Slots-A-Fun in Las Vegas, Circus Circus-Reno in Reno, Colorado Belle and Edgewater in Laughlin, Gold Strike and Nevada Landing in Jean, and Railroad Pass in Henderson. Mandalay also owns and operates Gold Strike, a hotel/casino in Tunica County, Mississippi. In addition, Mandalay owns a 50% interest in Silver Legacy in Reno, a 50% interest in Monte Carlo in Las Vegas, a 50% interest in Grand Victoria, a riverboat in Elgin, Illinois, and a 53.5% interest in MotorCity in Detroit, Michigan. The total consideration is approximately $8.1 billion, including equity value of approximately $4.8 billion, convertible debentures with a redemption value of approximately $574 million, the assumption or repayment of other outstanding Mandalay debt with a fair value of approximately $2.6 billion as of September 30, 2004, and $100 million of estimated transaction costs. The transaction is anticipated to close during the first quarter of 2005.

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

     We generate a majority of our net revenues and operating income from our resorts in Las Vegas, Nevada. In 2003, over 75% of our net revenues and operating income was generated by wholly-owned Las Vegas resorts. Earning a majority of our operating profit from our Las Vegas resorts exposes us to certain risks outside of our control, such as competition from other Las Vegas resorts, including several expanded resorts and a major new competitor expected to open in 2005, and the impact from expansion of gaming in California. We are also exposed to risks related to tourism and the general economy, including national and global economic conditions and terrorist attacks or other global events.

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

     Financial Results

     The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2004 and 2003. On a consolidated basis, the most important factors and trends contributing to our operating performance for the quarter were:

•	Strong visitation levels in Las Vegas. According to the Las Vegas Convention and Visitors Authority, total visitors to Las Vegas increased 5% over prior year on a year-to-date basis through August 2004.

•	The introduction of new dining and entertainment amenities at several of our resorts, which we believe is allowing us to capture an increased share of our guests’ spending. Amenities introduced in the past year include Zumanity, the Cirque du Soleil production at New York-New York and several new restaurants, including Diego and Shibuya at MGM Grand Las Vegas, Isla and Canter’s Deli at TI, Cravings at The Mirage and Fix at Bellagio. In addition, we remodeled all of the standard rooms at Bellagio and New York-New York. Ongoing projects include the remodeling of the Emerald Tower and 29th Floor at MGM Grand Las Vegas, the Bellagio expansion (928 rooms, expanded spa, dining, retail and meeting facilities) and the Cirque du Soleil production KÀ at MGM Grand Las Vegas.

•	The impact of Players Club and other marketing programs, along with the positive effects of cashless gaming technology.

•	Continued positive economic recovery in the United States, leading to increased spending by our guests and increased pricing power for our hotel rooms and non-gaming amenities.

•	The addition of Borgata, of which we own 50%. Borgata opened on July 3, 2003.

     As a result of the above factors and trends, our net revenues increased 6% in the quarter and 9% for the nine months over the same prior-year periods. Our operating income in 2004 increased 40% and 51% for the quarter and year-to-date, respectively, due to the strong revenue trends and the operating leverage obtained from the increased pricing of rooms and other amenities, along with the income from Borgata, which was not open in the full prior year nine month period. In addition, strong collections of gaming markers and an improved outlook on existing accounts led to decreases in the provision for doubtful accounts in the three and nine month periods.

     Income from continuing operations increased 84% and 90% over the 2003 three and nine month periods, respectively. On a diluted per share basis, income from continuing operations doubled for both the quarter and nine months, due to the increase in income from continuing operations and a lower weighted average number of shares outstanding resulting from share repurchases throughout 2003 and the first half of 2004.

     Operating Results – Detailed Revenue Information

     The following table presents detail of our net revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percentage			Percentage
	2004	Change	2003	2004	Change	2003
	(Dollars in thousands)
Casino revenue, net:
Table games	$213,789	1%	$212,432	$695,807	8%	$645,780
Slots	313,961	9%	288,623	910,017	9%	832,680
Other	13,207	2%	12,939	45,547	12%	40,699

Casino revenue, net	540,957	5%	513,994	1,651,371	9%	1,519,159

Non-casino revenue:
Rooms	223,001	8%	206,039	690,266	9%	632,026
Food and beverage	205,262	8%	190,126	635,066	12%	567,627
Entertainment, retail and other	176,128	2%	172,706	519,612	6%	492,085

Non-casino revenue	604,391	6%	568,871	1,844,944	9%	1,691,738

	1,145,348	6%	1,082,865	3,496,315	9%	3,210,897
Less: Promotional allowances	(108,952)	3%	(106,023)	(320,958)	4%	(308,064)

	$1,036,396	6%	$976,842	$3,175,357	9%	$2,902,833

     The increase in table games revenues in the nine months was driven by volume increases, as we experienced strong volumes during the key Chinese New Year and Super Bowl periods and hosted a baccarat tournament at MGM Grand Las Vegas in April. Table games hold percentages were within a normal range for all periods, though towards the low end of the normal range in both three month periods, and did not vary significantly between the current year periods and prior year periods. Slot revenues continued to show strong year-over-year gains, a trend that started in 2003. This is the result of strong visitation, the additional traffic generated by new resort amenities, the impact of our Players Club rewards program, which was implemented in our major resorts over 2002 and 2003, and the implementation of cashless gaming technology in 2003.

     Non-casino revenue increased in 2004 primarily due to increased spending by guests, strong conference and group business, and higher room rates in all segments. In the third quarter of 2004, REVPAR was $117, up 9% from the prior year quarter. For the nine months, REVPAR increased 9% to $121. At our Las Vegas resorts, REVPAR was $134 in the 2004 quarter and $141 in the 2004 nine months, increases of 10% and 11%, respectively. These REVPAR increases were driven almost entirely by higher rates, as occupancy was up only slightly compared to prior year. Entertainment, retail and other revenue was positively impacted by the inclusion of Zumanity for a full period and the $6 million of business interruption proceeds recorded in the second quarter for the Bellagio power outage, offset by the closure of the Siefgried & Roy show in October 2003.

     Operating Results – Details of Certain Charges

     Preopening and start-up expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
KÀ	$454	$—	$710	$—
Bellagio expansion	288	—	288	—
Borgata	—	3,425	—	19,326
New York-New York (Zumanity, Nine Fine Irishmen)	—	2,319	—	4,387
Players Club	—	642	—	2,633
Other	842	930	2,586	2,413

	$1,584	$7,316	$3,584	$28,759

     Property transactions, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Write-downs and impairments	$473	$—	$473	$5,888
Net (gains) losses on sale or disposal of fixed assets	523	800	281	2,216
Demolition costs	681	1,800	4,600	4,406

	$1,677	$2,600	$5,354	$12,510

     During 2004, demolition costs relate primarily to the Bellagio expansion and standard room remodel projects and site preparation for The Residences at MGM Grand. Net (gains) losses on fixed asset disposals include net recoveries, in excess of carrying amount, of $1.1 million related to equipment damaged in the power outage at Bellagio. During 2003, approximately $3 million of the write downs and substantially all of the demolition costs relate to preparation for KÀ, the new Cirque du Soleil show at MGM Grand Las Vegas. Substantially all of the remaining 2003 write-downs and impairments relate to other assets disposed of in connection with remodeling or expansion projects at MGM Grand Las Vegas.

     Non-operating Results

     Net interest expense increased to $95 million and $278 million in the 2004 quarter and nine months, respectively, from $85 million and $248 million in the 2003 quarter and nine months, due to the issuance of fixed rate debt in the first and third quarters of 2004, higher variable market interest rates and higher debt levels in 2004.

     For the third quarter of 2004, our effective income tax rate on continuing operations was 37%, higher than the prior year’s rate of 36%. The current year rate was impacted by non-deductible costs related to funding support of a ballot initiative in Michigan. In addition, we recorded substantially offsetting tax adjustments. In the third quarter of 2004, the statute of limitations expired for our 2000 tax return, and we reversed $6 million of previously recorded tax reserves related to that tax year. We also recorded $7 million, net of Federal tax benefit, of additional state deferred taxes related to capital investments in New Jersey. The effective tax rate was 37% for the year-to-date periods in both 2004 and 2003.

     Discontinued Operations

     Income from discontinued operations was $51 million in the third quarter of 2004, almost entirely consisting of the gain on the sale of the MGM Grand Australia Subsidiaries. Income from discontinued operations for the nine months of $62 million also includes the operating results of the MGM Grand Australia Subsidiaries through July 2004 and the $4 million after tax gain on the sale of the Golden Nugget Subsidiaries. Prior year results of discontinued operations include the operating results of the MGM Grand Australia Subsidiaries and the Golden Nugget Subsidiaries, and the loss on disposal of MGM MIRAGE Online of $7 million in June 2003.

     Factors Affecting Future Results

     Effective September 1, 2004, the gaming tax rate in Michigan increased from 18% to 24%, provided that once our subsidiary begins operation of the permanent casino complex the rate will be reduced to 19%, and if our subsidiary does not complete a permanent casino complex by July 2009, the rate will increase on a graduated basis to 27%. Taxable gaming revenues for MGM Grand Detroit were approximately $403 million for the year ended December 31, 2003 and approximately $330 million for the nine months ended September 30, 2004.

     KÀ opens at MGM Grand Las Vegas in late November 2004 and the Bellagio expansion opens in late December 2004, affecting both operating results and depreciation expense. The issuance of fixed rate debt in the third quarter of 2004, proceeds of which were used to repay lower-rate credit facility borrowings, will cause interest expense to increase in the fourth quarter compared to the prior year period.

     Our effective tax rate for the fourth quarter may be positively impacted by the potential $7 million benefit related to repatriating the MGM Grand Australia sale proceeds, offset partially by continued non-deductible funding of a ballot initiative in Michigan.

Liquidity and Capital Resources

     Cash Flows – Operating Activities

     Trends in our operating cash flows tend to follow trends in our operating income, excluding non-cash charges, since our business is primarily cash-based. Cash flow from operations in the nine months ended September 30, 2004 increased from 2003, resulting from the increase in operating income, excluding non-cash charges, offset by increased interest and tax payments and the fact that Borgata’s income is not resulting in cash flow (Borgata has not yet made any distributions). At September 30, 2004, we held cash and cash equivalents of $356 million, higher than normal due to cash held in Australia after the sale of the MGM Grand Australia Subsidiaries The Company may repatriate these funds in the fourth quarter.

     Cash Flows – Investing Activities

     Capital expenditures of $526 million through September 30, 2004 were significantly higher than the $358 million spent in 2003, due largely to major projects at our existing resorts. These projects included:

•	The Bellagio expansion, started in 2003 and expected to be completed in December 2004. The Bellagio expansion consists of a new 928-room tower, along with expanded retail, convention, spa and food and beverage facilities. The project is designed to complement the existing, newly remodeled standard rooms, and cause minimal business interruption during construction;

•	The theatre for KÀ at MGM Grand Las Vegas, started in 2003 and expected to be completed in November 2004;

•	The Bellagio standard room remodel and upgrade, started in 2003 and completed in February 2004; and

•	The New York-New York standard room remodel, started in January 2004 and completed in the third quarter of 2004.

     Remaining 2004 capital expenditures were for general property improvements. Remaining 2003 capital expenditures consisted primarily of construction of the new theatre at New York-New York and implementation of new slot technology, along with general property improvements.

     Investments in unconsolidated affiliates for the 2004 period primarily represent our contribution to our joint venture with Newcastle United PLC, which is refundable if certain conditions are not met by January 2008.

     We received net proceeds of $210 million upon the closing of the sale of the Golden Nugget Subsidiaries in January 2004. The proceeds were used to reduce outstanding borrowings under our bank credit facility. We received net proceeds of $136 million upon the closing of the sale of the MGM Grand Australia Subsidiaries in July 2004. Once repatriated, the proceeds will be used to fund capital expenditures in the United States or to reduce outstanding borrowings under our bank credit facility in order to enhance our capital structure.

     Cash Flows – Financing Activities

     In February and March 2004, we issued $525 million of 5.875% Senior Notes, due 2014. In August 2004, we issued $550 million of 6.75% Senior Notes, due 2012. In September 2004, we issued $450 million of 6% Senior Notes due 2009 at a premium to yield 5.65%. Through September 30, 2004, we repaid a net $1.5 billion on our bank credit facilities and repurchased $49 million of our existing senior notes for $52 million, resulting in a loss on early retirement of debt of $6 million (including the write-off of unamortized original issue discount), which is classified as “Other, net” in the accompanying consolidated statement of income.

     We repurchased 8.0 million shares of our common stock during the first nine months of 2004 at a total cost of $349 million, completing our November 2003 authorization. Our share repurchases are conducted under repurchase programs approved by our Board of Directors and publicly announced. At September 30, 2004, we had 10 million shares available for repurchase under a new 10 million share repurchase program, approved by the Board of Directors in July 2004. We received $90 million of proceeds from the exercise of employee stock options in the first nine months of 2004. As of September 30, 2004, we had approximately $2.3 billion of available liquidity under our bank credit facilities.

     Other Factors Affecting Liquidity

     We have received commitments from our lenders to increase the capacity of our senior credit facility to $7 billion, providing the necessary financing for the pending Mandalay acquisition.

     The proposed joint venture in Macau, the proposed investments in the United Kingdom and any other development activity will require significant additional sources of funds beyond expected operating cash flow and current availability under our senior credit facility. We may raise additional funds through increased bank financing, the issuance of notes or the issuance of equity.

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

     Income taxes

     We are subject to income taxes in the United States, and in several states and foreign jurisdictions. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards, tax credits and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

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

     We maintain required tax reserves until such time as the underlying issue is resolved. When actual results differ from reserve estimates, we adjust the income tax provision and our tax reserves in the period resolved. For tax years that are examined by taxing authorities, we adjust tax reserves in the year the tax examinations are settled. For tax years that are not examined by taxing authorities, we adjust tax reserves in the year that the statute of limitations expires. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental, and we believe we have adequately provided for any reasonable and foreseeable outcomes related to uncertain tax matters. In the third quarter of 2004, the statute of limitations expired for our 2000 tax return, and we reversed $6 million of previously recorded tax reserves related to that tax year.

     We classify reserves for tax uncertainties within “other accrued liabilities” in the accompanying consolidated balance sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts may relate to the deductibility of an item, as well as potential interest associated with those items.

Recently Issued Accounting Standards

     There are no accounting standards issued before September 30, 2004 but effective after September 30, 2004, which are expected to have a material impact on our financial reporting.

Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate borrowings and short-term borrowings under our bank credit facilities.

     In the third quarter of 2003, we entered into interest rate swap agreements, designated as fair value hedges, which effectively convert $400 million of our fixed rate debt to floating rate debt. In March 2004, the Company terminated interest rate swap agreements with total notional amounts of $200 million and entered into additional interest rate swap agreements, designated as fair value hedges, with total notional amounts of $100 million, leaving interest rate swap agreements with total notional amounts of $300 million remaining as of September 30, 2004. Under the terms of these agreements, we make payments based on specified spreads over six-month LIBOR, and receive payments equal to the interest payments due on the fixed rate debt. The interest rate swap agreements qualify for the “shortcut method” allowed under Statement of Financial Accounting Standards No. 133, which allows an assumption of no ineffectiveness in the hedging relationship. As such, there is no income statement impact from changes in the fair value of the hedging instruments.

     The following table provides information about our interest rate swaps as of September 30, 2004:

Maturity Date	August 1, 2007	February 1, 2008	February 27, 2014
Notional Value	$100 million	$100 million	$100 million
Estimated Fair Value	$16,000	$304,000	$29,000
Average Pay Rate*	5.64%	5.42%	3.81%
Average Receive Rate	6.75%	6.75%	5.875%

* Interest rates are determined in arrears. These rates have been estimated based on implied forward rates in the yield curve.

     As of September 30, 2004, after giving effect to the interest rate swaps discussed above, long-term fixed rate borrowings represented approximately 91% of our total borrowings. This ratio is higher than our typical mix of fixed and floating rate debt. However, we anticipate a more normal mix upon the closing of the Mandalay acquisition and funding of our $7 billion credit facility. Assuming a 100 basis-point change in LIBOR, our annual interest cost would change by approximately $5 million.

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

Item 4. Controls and Procedures

     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2004. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

     During the quarter ended September 30, 2004, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     Poulos Slot Machine Litigation

     For a complete description of the facts and circumstances surrounding this litigation, see our Annual Report on Form 10-K for the year ended December 31, 2003.

     In June 2002, the U.S. District Court in Nevada ruled that the plaintiffs met the prerequisite requirements for class-action status, but the Court denied the plaintiff’s motion for class action certification, saying that the proposed class lacked the cohesiveness required to settle common claims against the casino industry. The court had previously stayed discovery pending resolution of these class certification issues. In August 2004, the Ninth Circuit Court of Appeals affirmed the District Court’s ruling denying class-action status for the case. In November 2004, the District Court set a discovery deadline of April 2005 and a trial date in September 2005.

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

     The parties have undertaken written discovery and have taken the deposition of the class representative, Harvey Cohen. As a result of Cohen’s deposition, the Company has filed a Motion to Decertify the Class which is scheduled to be heard on November 16, 2004. Additional discovery and depositions are underway in the meantime. The trial date for this action is currently set for January 31, 2005. We will continue to vigorously defend our position that the Plaintiffs’ claims are without merit.

     Detroit Slot Machine Litigation

     For a complete description of the facts and circumstances surrounding this litigation, see our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

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

Item 2. Changes in Securities and Use of Proceeds

     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. The following table includes information about our share repurchases for the quarter ended September 30, 2004:

			Shares Purchased	Maximum
	Total	Average	As Part of a	Shares Still
	Shares	Price Per	Publicly-Announced	Available for
	Purchased	Share	Program	Repurchase
July 1 – July 31, 2004	114,514	$43.99	114,514	10,000,000 (1)
August 1 – August 31, 2004	—	—	—	10,000,000 (1)
September 1 – September 30, 2004	—	—	—	10,000,000 (1)

	114,514	43.99	114,514

(1)	The November 2003 repurchase program was announced in November 2003 for up to 10 million shares with no expiration. The repurchases in July completed this authorization. In July 2004, our Board of Directors approved a new 10 million share repurchase program with no expiration.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	First Amendment, dated as of August 11, 2004, to the third Amended and Restated Loan Agreement dated November 24, 2003, among the Company, as Borrower, and MGM Grand Detroit, LLC, as Co-Borrower, the Lenders, Co-Documentation Agents and Co-Syndication Agents therein named and Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Book Managers.

10.2	Guaranty Agreement, dated August 16, 2004, by MGM MIRAGE in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Lenders from time to time party to a Construction Loan Agreement with the Borrower, Turnberry/MGM Grand Towers, LLC.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2004:

Current Report on Form 8-K, filed by the Company on July 14, 2004, for the purpose of filing a press release, dated July 14, 2004, announcing the new 10 million share repurchase program.

Current Report on Form 8-K, filed by the Company on July 20, 2004, for the purpose of filing the Company’s consolidated financial statements for the three years ended December 31, 2003 to reflect the reclassification of MGM Grand Australia as discontinued operations.

Current Report on Form 8-K, filed by the Company on July 21, 2004, for the purpose of furnishing the earnings press release for the quarter ended June 30, 2004.

Current Report on Form 8-K, filed by the Company on July 23, 2004, for the purpose of filing a press release related to closing the sale of MGM Grand Australia.

Current Report on Form 8-K, filed by the Company on July 27, 2004, for the purpose of filing a press release related to the receipt by the Company and Mandalay Resort Group of request for additional information from the Federal Trade Commission.

Current Report on Form 8-K, filed by the Company on August 20, 2004, for the purpose of filing pro forma financial statement reflecting the proposed acquisition of Mandalay Resort Group.

Current Report on Form 8-K, filed by the Company on August 25, 2004, for the purpose of disclosing the sale of $550 million of 6.75% Senior Notes due 2012 in a private placement.

Current Report on Form 8-K, filed by the Company on August 26, 2004, for the purpose of disclosing the Company’s guaranty agreement dated August 16, 2004 related to 50% of the payment obligations under the $210 million construction financing obtained by Turnberry / MGM Grand Towers, LLC.

Current Report on Form 8-K, filed by the Company on September 10, 2004, for the purpose of furnishing a press release related to the extension of the expiration date of the Company’s exchange offer for its 5.875% Senior Notes due 2014.

Current Report on Form 8-K, filed by the Company on September 21, 2004, for the purpose of furnishing pro forma financial statements reflecting the proposed acquisition of Mandalay Resort Group.

Current Report on Form 8-K, filed by the Company on September 22, 2004, for the purpose of disclosing the sale of $450 million of 6% Senior Notes due 2009 in a private placement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE
Date: November 8, 2004	By:	/s/ J. TERRENCE LANNI
J. Terrence Lanni
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2004		/s/ JAMES J. MURREN
James J. Murren
President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)