Form 10-K
period 2004-12-31
MGM MIRAGE
filed 2005-03-11
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☑ No ☐

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2004 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2004 was $4.2 billion. As of March 7, 2005, 143, 333, 444 shares of Registrant’s Common Stock, $.01 par value, were outstanding.

     Portions of the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

     MGM MIRAGE is referred to as the “Company” or the “Registrant,” and may also be referred to as “we,” “us” or “our”. MGM MIRAGE is one of the largest gaming companies in the world. We own what we believe to be the world’s finest collection of casino resorts. Our strategy is predicated on creating resorts of memorable character, treating our employees well and providing superior service for our guests. The Company was organized as MGM Grand, Inc. on January 29, 1986 and is a Delaware corporation. In May 2000, MGM Grand Inc. acquired Mirage Resorts, Incorporated in a merger transaction. Mirage Resorts, Incorporated is also referred to in this Form 10-K as “Mirage”.

Our Operating Casino Resorts

     We have provided below certain information about our casino resorts as of December 31, 2004. Except as otherwise indicated, we wholly own and operate the resorts shown below.

		Approximate
	Number of	Casino		Gaming
Name and Location	Rooms/Suites	Square Footage	Slots (1)	Tables (2)
Domestic:
Las Vegas Strip, Nevada
Bellagio	3,933	155,000	2,402	144
MGM Grand Las Vegas	5,035	171,500	2,452	166
The Mirage	3,044	107,200	2,046	107
Treasure Island (“TI”)	2,885	83,800	1,835	63
New York-New York	2,024	84,000	1,947	80
Monte Carlo (3)	3,002	102,000	1,799	74
Boardwalk	654	32,000	551	23

Subtotal	20,577	735,500	13,032	657

Primm, Nevada
Buffalo Bill’s Resort & Casino	1,240	62,100	1,213	34
Primm Valley Resort & Casino	625	38,000	1,018	34
Whiskey Pete’s Hotel & Casino	777	36,400	936	26
Primm Center	N/A	350	7	N/A

Detroit, Michigan
MGM Grand Detroit	N/A	75,000	2,834	72

Biloxi, Mississippi
Beau Rivage	1,740	80,000	2,228	92

Atlantic City, New Jersey
Borgata (4)	2,000	125,000	3,541	135

Grand Total	26,959	1,152,350	24,809	1,050

(1)	Includes slot machines and other coin-operated gaming devices.

(2)	Includes blackjack (“21”), baccarat, craps, roulette, pai gow, pai gow poker, Caribbean stud poker, and other table games. Does not include poker tables.

(3)	Owned and operated by a 50-50 joint venture with Mandalay Resort Group.

(4)	Owned and operated by a 50-50 limited liability company with Boyd Gaming Corporation.

     Las Vegas Strip Resorts

Bellagio

     Bellagio is an elegant European-style luxury resort located on an approximately 80-acre site with 1,450 feet of frontage at the center of the Las Vegas Strip. The resort overlooks an eight-acre lake. Each day, more than 1,000 fountains in the lake come alive at regular intervals in a choreographed ballet of water, music and lights. Bellagio features award-winning casual and gourmet restaurants, including the world-famous Le Cirque, Olives, Michael Mina and Picasso restaurants; upscale retail boutiques, including those leased to Armani, Chanel, Gucci, Prada and Tiffany & Co.; and extensive meeting, convention and banquet space. Bellagio’s specially designed theatre is home to the spectacular show “O” produced and performed by the talented Cirque du Soleil organization. Bellagio also offers Light, an upscale nightclub, Caramel, a sophisticated lounge and nightclub, as well as several other bars and lounges. The Bellagio Gallery of Fine Art features rotating exhibitions of original masterpieces from museums and private collections. The surroundings of Bellagio are lushly landscaped with classical gardens and European fountains and pools. Inside, a botanical conservatory is filled with vibrant colors and pleasing scents that change with the seasons. Bellagio has received the prestigious Five Diamond award from AAA for the last four years, as has Picasso. Le Cirque has also earned the award for the last two years.

     We recently expanded Bellagio. In December 2004, we opened a new 928-room tower and an expanded spa and salon. In addition, we added retail and meeting space and Sensi, a new restaurant featuring multiple exhibition kitchens. In 2005, we will open an expanded poker room, upgrade the fountain show and remodel many of the common areas of Bellagio.

MGM Grand Las Vegas

     MGM Grand Las Vegas is a destination resort located on approximately 113 acres, with over 350 feet of frontage on the Las Vegas Strip and 1,450 feet of frontage on Tropicana Avenue. MGM Grand Las Vegas includes the Mansion, an exclusive enclave featuring a collection of exquisite suites and a private dining room catering to our premium gaming customers. MGM Grand Las Vegas features an extensive array of restaurants, including Craftsteak, by the James Beard award-winning chef Tom Colicchio, NOBHILL and SeaBlue by Michael Mina, Pearl, Shibuya, Diego, and Fiamma Trattoria. Other amenities include the Studio 54 nightclub, Tabu, the Ultra Lounge, Teatro, numerous retail shopping outlets, a 380,000 square foot state-of-the-art conference center, and an extensive pool and spa complex.

     Entertainment options at MGM Grand Las Vegas include KÀ, the newest Cirque du Soleil show performed in a custom designed theatre seating almost 2,000 guests; the Hollywood Theatre, showcasing headliner entertainment; and La Femme. The MGM Grand Garden is a special events center with a capacity of over 16,000 seats, and provides a venue for concerts by such stars as Madonna, Cher, Paul McCartney, the Rolling Stones, Billy Joel and others, as well as championship boxing and other sporting events.

     In 2002, we entered into an agreement with Turnberry Associates to develop luxury condominium towers at MGM Grand Las Vegas. We initially contributed land to the project for a 50% investment. Turnberry Associates contributed $9 million in cash and is managing the development and sales process. The venture obtained construction financing for the remainder of the estimated $210 million cost of the first tower, which will feature 576 units. We will have the opportunity to rent the condominiums to third parties on behalf of owners who elect to have us do so. Based on market acceptance of the initial tower, we and Turnberry Associates have commenced the sales phase for a second tower.

     We recently completed the renovation of the 29th floor at MGM Grand Las Vegas as the SKYLOFTS, featuring the ultimate in personal service for discerning guests in two floor suites with the finest guest amenities. In 2005, we will open a poker room and relocate the sports book in the renovated Dome Casino, and expand our Mansion casino and add two new restaurants by world famous chef Joel Robuchon in the former sports book location.

The Mirage

     The Mirage is a luxurious, tropically themed destination resort located on approximately 100 acres, shared with TI, with 2,200 feet of combined Strip frontage near the center of the Las Vegas Strip. The exterior of the resort is landscaped with palm trees, abundant foliage and more than four acres of lagoons and other water features centered around a 54-foot volcano and waterfall. Each evening, the volcano erupts at regular intervals, with flames that spectacularly illuminate the front of the resort. Inside the front entrance is an atrium with a tropical garden and additional water features capped by a 100-foot-high glass dome, designed to replicate the sights, sounds and fragrances of the South Seas. Located at the rear of the hotel, adjacent to the swimming pool area, is a dolphin habitat featuring Atlantic bottlenose dolphins and The Secret Garden of Siegfried & Roy, an attraction that allows guests to view the beautiful exotic animals of Siegfried & Roy, the world-famous illusionists.

     The Mirage features a wide array of restaurants, including the recently added Cravings, the Adam Tihany designed buffet experience, and Carnegie Deli. Entertainment at The Mirage includes a show featuring Danny Gans, the renowned singer/impersonator, in The Danny Gans Theatre. The Mirage also has numerous retail shopping outlets and 170,000 square feet of convention space, including the 90,000-square foot Mirage Events Center.

     The Mirage is currently expanding and upgrading its amenities. In 2005, we will construct a 18,000-square foot nightclub and add or renovate several restaurants. We are also constructing a custom theatre for a new Cirque du Soleil production based on the works of The Beatles, scheduled to open in 2006.

Treasure Island (“TI”)

     TI is a Caribbean-themed resort located next to The Mirage. TI and The Mirage are connected by a monorail. TI features several restaurants, including the recently remodeled buffet Dishes, Isla Mexican Kitchen and Canter’s Deli. Bars and lounges at TI include Mist and Tangerine, which features indoor/outdoor space with views of the Las Vegas Strip and nightly burlesque entertainment. The showroom at TI features Mystère, a unique choreographic mix of magic, special effects and feats of human prowess produced and performed by Cirque du Soleil. The Sirens of TI Show is performed at the front of the resort, providing a significant presence to visitors on the Las Vegas Strip and beckoning visitors into TI. In recognition of its superior customer service and facilities, TI has been awarded the Four Diamond rating by AAA. Construction is almost complete on a new pedestrian bridge linking TI to the Fashion Show Mall, along with a new north entrance to TI directly accessed by the pedestrian bridge.

New York-New York Hotel and Casino

     New York-New York is a themed destination resort on the Las Vegas Strip at Tropicana Avenue, covering approximately 20 acres. The architecture at New York-New York replicates many of New York City’s landmark buildings and icons, including the Statue of Liberty, the Empire State Building, Central Park, the Brooklyn Bridge and a Coney Island-style roller coaster. The casino features highly themed interiors including Park Avenue with retail shops, a Central Park setting in the central casino area, and Little Italy with its traditional food court set inside a typical residential neighborhood. New York-New York also features several restaurants and numerous bars and lounges, including nationally recognized Coyote Ugly and ESPNZone and Nine Fine Irishmen, an authentic Irish Pub. Entertainment includes Zumanity by Cirque du Soleil and headline performer Rita Rudner. We recently remodeled all of the standard rooms at New York-New York.

Monte Carlo Resort & Casino

     Monte Carlo is located on approximately 46 acres with 600 feet of frontage on the Las Vegas Strip, approximately one-half mile south of Bellagio. We own 50% of this resort in a joint venture with Mandalay Resort Group, which manages the resort. Monte Carlo has a palatial style reminiscent of the Belle Époque, the French Victorian architecture of the late 19th century. The resort has amenities such as fine dining at Andre’s, a brew pub featuring live entertainment, a health spa, a beauty salon, a 1,200-seat theatre featuring the world-renowned magician Lance Burton, and a large pool area.

Boardwalk Hotel and Casino

     Boardwalk is located between Bellagio and Monte Carlo on the Las Vegas Strip. This facility includes 654 hotel rooms and 32,000 square feet of casino space. Other amenities at Boardwalk include a coffee shop, a buffet, an entertainment lounge, a gift shop, interior meeting space and two outdoor swimming pools. Boardwalk will be closed within the next two years in order to begin construction of Project CityCenter.

Other Nevada Resorts

Primm Valley Resorts

     Primm Valley Resorts consists of three hotel-casinos on both sides of Interstate 15 at the California/Nevada state line in Primm, Nevada (about 40 miles south of Las Vegas) and the Primm Valley Golf Club nearby in California. Buffalo Bill’s Resort & Casino, Primm Valley Resort & Casino, Whiskey Pete’s Hotel & Casino, Primm Valley Golf Club and three gas stations including the Primm Center (collectively, the “Primm Valley Resorts”) form a major destination location and offer visitors driving from California the first opportunity to wager upon entering Nevada and the last opportunity before leaving.

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

Beau Rivage

     Beau Rivage is a luxurious beachfront resort located on a 41-acre site with 1,400 feet of frontage where Interstate 110 meets the Gulf Coast in Biloxi, Mississippi. The graceful driveway leading to Beau Rivage is lined with intricate gardens and stately oak trees and large trees fill the resort’s skylit atrium lobby. Distinctive restaurants offer a variety of dining experiences, including a café nestled in the atrium gardens, Port House, a steak and seafood restaurant surrounded by tropical fish and coral reefs, and Mikado, featuring creative and contemporary Asian cuisine. Adjoining its lavish health spa and salon is a lushly landscaped swimming pool and café overlooking the Gulf of Mexico. Beau Rivage also offers a state-of-the-art convention center, a shopping esplanade, a 1,600-seat theatre and a brew pub with live entertainment. Beau Rivage is rated as a Four Diamond resort by AAA. We have begun construction on a world-class golf course, Fallen Oak, designed by Tom Fazio, to be located approximately 20 minutes from the resort.

Borgata

     The Borgata Hotel Casino and Spa is located on 29 acres at Renaissance Pointe in Atlantic City, New Jersey and opened July 3, 2003. In addition to its 2,000 guest rooms and suites and extensive gaming floor, Borgata includes several specialty restaurants, retail shops, a European-style health spa, meeting space and unique entertainment venues. Borgata is the first new casino in Atlantic City in over 13 years. We own 50% of the limited liability company that owns Borgata. Boyd Gaming Corporation owns the other 50% and also operates the resort.

     Borgata is currently expanding its gaming and non-gaming amenities, adding 36 casino table games and 600 slot machines, along with additional restaurant, entertainment and other amenities. This project is expected to be completed in 2006. Additionally, Borgata has plans to add another hotel tower featuring 800 guestrooms, suites and resort condominiums, along with a new spa, parking garage and meeting rooms. This project is expected to be completed in 2007. Neither project is expected to require contributions from us, as existing operating cash flow and Borgata’s recently renegotiated bank credit facility is anticipated to provide for the cost of the expansions.

Mandalay Resort Group

     On June 16, 2004, we announced that we had entered into a definitive merger agreement with Mandalay Resort Group (“Mandalay”), a publicly traded company, under which we will acquire Mandalay for $71.00 in cash for each share of common stock of Mandalay. Mandalay owns and operates eleven properties in Nevada, owns and operates Gold Strike, a hotel/casino in Tunica County, Mississippi, owns a 50% interest in Silver Legacy in Reno, a 50% interest in Monte Carlo in Las Vegas, a 50% interest in Grand Victoria, a riverboat in Elgin, Illinois, and a 53.5% interest in MotorCity Casino in Detroit, Michigan.

     The total consideration is approximately $8.1 billion, including equity value of approximately $4.8 billion, convertible debentures with a redemption value of approximately $574 million, the assumption or repayment of other outstanding Mandalay debt with a fair value of approximately $2.6 billion as of December 31, 2004, and $100 million of estimated transaction costs. The transaction is structured as a merger of one of our wholly-owned subsidiaries with and into Mandalay. The transaction will be accounted for as a purchase and is anticipated to close during the first quarter of 2005, subject to the disposition of one of the Detroit casinos and addressing Illinois regulatory matters regarding Mandalay’s ownership interest in Grand Victoria.

     As of January 31, 2005, Mandalay’s resorts (including Monte Carlo) included over 35,000 hotel rooms and offered almost 900 table games and over 22,000 slot machines in nearly 1.1 billion square feet of casino space.

Future Development

Project CityCenter

     In November 2004, we announced a plan to develop a multi-billion dollar urban metropolis, initially called Project CityCenter, on 66 acres of land on the Las Vegas Strip, between Bellagio and Monte Carlo. We anticipate that the first phase of Project CityCenter will include a 4,000-room casino resort, three 400-room boutique hotels, approximately 550,000 square feet of retail shops, dining and entertainment venues, and 1,650 units of luxury condominium, hotel/condominium and private residence clubs.

     We expect that the complete design work for Project CityCenter will take 18 months and that the first phase will open in 2009. The design, budget and schedule of Project CityCenter are still preliminary however, and the ultimate timing, cost and scope of Project CityCenter are subject to risks attendant to large-scale projects.

Atlantic City, New Jersey

     We own approximately 130 acres on Renaissance Pointe in Atlantic City, New Jersey. In addition, Borgata occupies 29 acres at Renaissance Pointe, including 27 acres it owns and two acres we lease to Borgata. Of the remaining land, approximately 95 acres are suitable for development, and a portion of these acres consists of common roads, landscaping and master plan improvements which we designed and developed as required by our agreement with Boyd.

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

     MGM Grand Detroit, LLC has operated an interim casino facility in downtown Detroit since July 1999. In August 2002 the Detroit City Council approved revised development agreements with our subsidiary and two other developers. The revised development agreement released us and the City from certain of the obligations under the original agreement and significantly changed other provisions of the original agreement.

     We are currently in the process of obtaining land and developing plans for the permanent facility. The design, budget and schedule of the permanent facility are not finalized, and the ultimate timing, cost and scope of the facility are subject to risks attendant to large-scale projects. The ability to construct the permanent casino facility is currently subject to resolution of the Lac Vieux litigation – see “Item 3. Legal Proceedings”. The 6th Circuit Court of Appeals has issued an injunction, pending appeal, prohibiting the City and the developers from commencing construction pending further action of the 6th Circuit Court. Therefore, we do not know when we will be able to commence construction of, or complete, the permanent facility.

United Kingdom

     In anticipation of reforms to gambling legislation currently before the United Kingdom’s House of Parliament, we have entered into several strategic agreements in the United Kingdom, including the following:

     In May 2003, we purchased a 25% interest in Metro Casinos Limited, which was developing a new casino in Bristol. Metro Casinos Limited is a subsidiary of R J Bown (Holdings) Ltd, the owner of the Westcliff Casino, one of the largest United Kingdom provincial casinos. We received regulatory approval for our investment in Metro Casinos Limited from the Gaming Board for Great Britain in November 2003. The Bristol facility opened in February 2004.

     In October 2003, we entered into an agreement with the Earls Court and Olympia Group, which operates large exhibition and trade show facilities in London, to form a jointly owned company. The entity would develop an entertainment and gaming facility, which we would operate in space leased from the Earls Court and Olympia Group, to complement the existing Olympia facilities. The agreement is subject to the implementation of proposed gaming law reforms and a tax structure acceptable to us, and obtaining required planning and other approvals. We own 82.5% of the entity.

     In November 2003, we entered into an agreement with Newcastle United PLC to create a 50-50 joint venture which would build a major new mixed-use development, including casino development, on a site in Newcastle’s city centre adjacent to Newcastle United’s football stadium. Newcastle United is one of the leading English Premier League (Soccer) clubs. Construction of the complex is contingent upon the implementation of proposed gaming law reforms and a tax structure acceptable to us, and obtaining required planning and other approvals. Newcastle United PLC contributed the land to the joint venture, and we made an equity investment and will develop and operate the complex, as well as own the casino development in leased premises within the complex.

     In February 2004, we announced an agreement in principle with The British Land Company PLC whereby we would operate a casino in leased premises within a newly developed leisure and entertainment complex adjacent to the Meadowhall Shopping Centre in Sheffield. The agreement is subject to the implementation of proposed gaming law reforms and a tax structure acceptable to us, and obtaining required planning and other approvals.

Macau

     In June 2004, we entered into a joint venture agreement with Pansy Ho Chiu-king to develop, build and operate a hotel-casino resort in Macau S.A.R. The facility, which will use the “MGM Grand” name, will be located on a prime waterfront site and will include world-class resort amenities including a hotel, restaurants, entertainment facilities, convention, retail and spa facilities in addition to a significant gaming component. The agreement is subject to, among other things, the approval of the government of Macau S.A.R. and other regulatory approvals as well as the entry into a subconcession agreement with Sociedade de Jogos de Macau (SJM), the holder of one of the existing concessions to operate a casino in Macau. The Company has committed to invest up to $280 million in the entity in the form of capital contributions and shareholder loans. The complete design, timing, cost and scope of the project are at a preliminary stage and are subject to the risks attendant to large-scale projects.

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

Other

     We have recently agreed to form a joint venture with CapitaLand, a listed company in Singapore, to pursue a gaming license in Singapore in the event that the government elects to legalize casino gaming. We will own 60% of the joint venture.

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

     The level of gaming activity at our casinos and the pricing of our resorts’ hotel rooms are the most significant factors in determining our revenues and operating income. In 2004, we generated slightly over half of our net revenues from gaming activities and almost a quarter of our net revenues from room sales. We also receive a large amount of revenues from food and beverage, entertainment and retail operations. Since we believe that the number of walk-in customers also affects the success of all of our casino resorts, we design our facilities to maximize their attraction to guests of other hotels.

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

     We utilize our world-class golf courses in marketing programs at our Las Vegas Strip and other Nevada resorts. Our major Las Vegas casino resorts offer luxury suite packages that include golf privileges at Shadow Creek. In connection with our marketing activities, we also invite our premium casino customers to play Shadow Creek on a complimentary basis. We use Primm Valley Golf Club for marketing purposes at our Las Vegas and Primm resorts, including offering room and golf packages at special rates.

     We believe Beau Rivage is the most luxurious hotel-casino on the Mississippi Gulf Coast. Beau Rivage seeks to attract the most affluent customers in each market segment, particularly those who live in major cities in the Southeast United States, as well as customers residing in the Gulf Coast region. MGM Grand Detroit markets primarily to customers within a 150-mile radius of Detroit. Its customers are attracted by its diverse gaming and dining offerings, its convenient location and its ample onsite parking facilities.

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

Issuance of Markers

     Marker play represents a significant portion of the table games volume at Bellagio, MGM Grand Las Vegas and The Mirage. Our other facilities do not emphasize marker play to the same extent, although we offer markers to customers at those casinos as well.

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

Competition

Las Vegas, Nevada

     Our Las Vegas casino resorts compete with a large number of other hotel-casinos in the Las Vegas area, including major hotel-casinos on or near the Las Vegas Strip, major hotel-casinos in the downtown area, which is about five miles from the center of the Strip, and several major facilities elsewhere in the Las Vegas area. According to the Las Vegas Convention and Visitors Authority, there were approximately 132,000 guestrooms in Las Vegas at December 31, 2004, up from approximately 130,000 rooms at December 31, 2003. Las Vegas visitor volume was 37.4 million in 2004, a 5% increase from the 35.5 million reported for 2003. Additional new hotel-casinos and expansion projects at existing Las Vegas hotel-casinos are under construction or have been proposed. In addition, further expansion of Native American gaming in California is likely. We are unable to determine to what extent increased competition will affect our future operating results.

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

Detroit, Michigan

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

Other

     Our Company’s facilities also compete for gaming customers with hotel-casino operations located in other areas of the United States and other parts of the world, and for vacationers with non-gaming tourist destinations such as Hawaii, Florida and cruise ships. Our hotel-casinos compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, and other forms of legalized gaming in the United States. In recent years, certain states have legalized, and several other states have considered legalizing, casino gaming. We do not believe that legalization or expansion of casino gaming in those jurisdictions would have a material adverse impact on our operations. However, we do believe that the legalization of large-scale land-based casino gaming in or near certain major metropolitan areas, particularly in California, could have a material adverse effect on the Las Vegas market.

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

Employees and Labor Relations

     As of December 31, 2004, we had approximately 33,000 full-time and 7,000 part-time employees. At that date, we had collective bargaining contracts with unions covering approximately 16,000 of our employees. We do not have union contracts at Beau Rivage or Boardwalk. We consider our employee relations to be good.

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

     MGM Grand Hotel, LLC, dba MGM Grand Las Vegas, New York-New York Hotel & Casino, LLC, dba New York-New York Hotel & Casino, The Primadonna Company, LLC, dba Primm Valley Resort, Buffalo Bill’s and Whiskey Pete’s, THE MIRAGE CASINO-HOTEL, dba The Mirage, Bellagio, LLC, dba Bellagio, Treasure Island Corp., dba Treasure Island at The Mirage, Boardwalk Casino, Inc., dba Boardwalk Hotel and Casino, and Victoria Partners, dba Monte Carlo Resort & Casino (collectively referred to as the “Casino Licensees”), operate casinos and are required to be licensed by the Nevada Gaming Authorities. Each gaming license requires the periodic payment of fees and taxes and is not transferable. MGM Grand Las Vegas, New York-New York, The Primadonna Company, LLC and MGM MIRAGE Manufacturing Corp. are also licensed as manufacturers and distributors of gaming devices and Boardwalk is licensed as a distributor of gaming devices. MGM Grand Las Vegas is also licensed to operate an International Gaming Salon. The Company and certain of its subsidiaries are also licensed as shareholders, members and/or managers of certain corporate and limited liability company Casino Licensees. The Company’s subsidiary MRGS Corp. is licensed as a 50% general partner of Victoria Partners, the joint venture with Mandalay Resort Group that owns and operates Monte Carlo.

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

Michigan Government Regulation and Taxation

     The Michigan Gaming Control and Revenue Act (the “Michigan Act”) subjects the ownership and operation of casino gaming facilities to extensive state licensing and regulatory requirements. The Michigan Act also authorizes local regulation of casino gaming facilities by the City of Detroit, provided that any such local ordinances regulating casino gaming are consistent with the Michigan Act and rules promulgated to implement it.

     The Michigan Act creates the Michigan Gaming Control Board (the “ Michigan Bord”) and authorizes it to grant casino licenses to not more than three applicants who have entered into development agreements with the City of Detroit. The Michigan Board is granted extensive authority to conduct background investigations and determine the suitability of casino license applicants, affiliated companies, officers, directors, or managerial employees of applicants and affiliated companies and persons or entities holding a one percent or greater direct or indirect interest in an applicant or affiliated company. Institutional investors holding less than certain specified amounts of debt or equity securities are exempted from meeting the suitability requirements of the Michigan Act, provided such securities are issued by a publicly traded corporation, such as MGM MIRAGE, and the securities were purchased for investment purposes only and not for the purpose of influencing or affecting the affairs of the issuer. Any person who supplies goods or services to a casino licensee which are directly related to, used in connection with, or affecting gaming, and any person who supplies other goods or services to a casino licensee on a regular and continuing basis, must obtain a supplier’s license from the Michigan Board. In addition, any individual employed by a casino licensee or by a supplier licensee whose work duties are related to or involved in the gambling operation or are performed in a restricted area or a gaming area of a casino must obtain an occupational license from the Michigan Board.

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

     The Michigan Board may, among other things, revoke, suspend or restrict a casino license. Substantial fines or forfeiture of assets for violations of gaming or liquor control laws or rules may also be levied against a casino licensee. In the event that a casino license is revoked or suspended for more than 120 days, the Michigan Act provides for the appointment of a conservator who, among other things, is required to preserve the assets to ensure that they shall continue to be operated in a sound and businesslike manner, or upon order of the Michigan Board, to sell or otherwise transfer the assets of the casino licensee or former licensee to another person or entity who meets the requirements of the Michigan Act for licensure, subject to certain approvals and consultations.

     The Michigan Board has adopted administrative rules to implement the terms of the Michigan Act. Among other things, the rules impose more detailed substantive and procedural requirements with respect to casino licensing and operations. Included are requirements regarding such things as licensing investigations and hearings, record keeping and retention, contracting, reports to the Michigan Board, internal control and accounting procedures, security and surveillance, extensions of credit to gaming patrons, conduct of gaming, and transfers of ownership interests in licensed casinos. The rules also establish numerous Michigan Board procedures regarding licensing, disciplinary and other hearings, and similar matters. The rules have the force of law and are binding on the Michigan Board as well as on applicants for or holders of casino licenses.

     The Michigan Liquor Control Commission licenses, controls and regulates the sale of alcoholic beverages by the MGM Grand Detroit casino pursuant to the Michigan Liquor Control Code of 1998. The Michigan Act also requires that casinos sell and distribute alcoholic beverages in a manner consistent with the Michigan Liquor Control Code.

     The Detroit City Council enacted an ordinance entitled “Casino Gaming Authorization and Casino Development Agreement Certification and Compliance.” The ordinance authorizes casino gaming only by operators who are licensed by the Michigan Board and are parties to a development agreement which has been approved and certified by the City Council and is currently in effect, or are acting on behalf of such parties. The development agreement among the City of Detroit, MGM Grand Detroit, LLC and the Economic Development Corporation of the City of Detroit has been so approved and certified and is currently in effect. The ordinance requires each casino operator to submit to the Mayor of Detroit and to the City Council periodic reports regarding the operator’s compliance with its development agreement or, in the event of non-compliance, reasons for non-compliance and an explanation of efforts to comply. The ordinance requires the Mayor of Detroit to monitor each casino operator’s compliance with its development agreement, to take appropriate enforcement action in the event of default and to notify the City Council of defaults and enforcement action taken; and, if a development agreement is terminated, it requires the City Council to transmit notice of such action to the Michigan Board within five business days along with Detroit’s request that the Michigan Board revoke the relevant operator’s certificate of suitability or casino license. If a development agreement is terminated, the Michigan Act requires the Michigan Board to revoke the relevant operator’s casino license upon the request of Detroit.

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

     The Michigan Act effectively provides that each of the three casinos in Detroit shall pay a wagering tax equal to 24% of its adjusted gross receipts (up from 18% prior to September 1, 2004 and subject to adjustment as described below), which tax is shared between Michigan and Detroit, an annual municipal service fee equal to the greater of $4 million or 1.25% of its adjusted gross receipts, to be paid to Detroit to defray its cost of hosting casinos, and an annual assessment in the initial amount of approximately $8.3 million and adjusted annually based upon a consumer price index, to be paid by each casino to Michigan to defray its regulatory enforcement and other casino-related costs. These payments are in addition to the taxes, fees and assessments customarily paid by business entities operating in Detroit. The development agreement between it and Detroit also obligates MGM Grand Detroit, LLC to pay $34 million to Detroit and $10 million to Detroit’s Minority Business Development Fund, both of which payments have been made, and beginning on January 1, 2006 to pay 1% of its adjusted gross receipts to Detroit, to be increased to 2% of its adjusted gross receipts in any calendar year in which adjusted gross receipts exceed $400 million. Once our subsidiary has operated a permanent casino complex for 30 consecutive days and is determined to be in compliance with its development agreement with Detroit, the wagering tax rate effective under the Michigan Act will be reduced to 19%. Conversely, if it does not commence such operations by July 1, 2009, the rate will increase annually on a graduated basis to a maximum of 27% until such operations have commenced.

     The Michigan Act provides that an entity holding more than a 10% ownership interest in one Michigan casino licensee is ineligible for licensure if it holds more than a 10% ownership interest in a second Michigan casino licensee. Therefore, upon consummation of its merger with Mandalay Resort Group, MGM MIRAGE will be required to dispose of its indirect ownership interest in MGM Grand Detroit, LLC or Detroit Entertainment, L.L.C. (Motor City Casino) in accordance with the Michigan Act and Michigan Rules.

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

     The Mississippi Gaming Control Act, (the “Mississippi Act”) which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Although not identical, the Mississippi Act is similar to the Nevada Gaming Control Act. Effective October 29, 1991, the Mississippi Gaming Commission adopted regulations in furtherance of the Mississippi Act which are also similar in many respects to the Nevada gaming regulations. The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to:

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

     The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. As of January 1, 2005, dockside gaming was permissible in nine of the 14 eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi.

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

     Under the regulations of the Mississippi Gaming Commission, Beau Rivage Resorts and BRDC may not guarantee a security issued by MGM MIRAGE pursuant to a public offering, or pledge their assets to secure payment or performance of the obligations evidenced by such a security issued by MGM MIRAGE, without the prior approval of the Mississippi Gaming Commission. Similarly, MGM MIRAGE may not pledge the stock or other ownership interests of Beau Rivage Resorts or BRDC, nor may the pledgee of such ownership interests foreclose on such a pledge, without the prior approval of the Mississippi Gaming Commission. Moreover, restrictions on the transfer of an equity security issued by Beau Rivage Resorts or BRDC and agreements not to encumber such securities granted by MGM MIRAGE are ineffective without the prior approval of the Mississippi Gaming Commission. The waiver of the prior approval requirement for MGM MIRAGE’s securities offerings received from the Mississippi Gaming Commission on September 24, 2003 includes a waiver of the prior approval requirement for such guarantees, pledges and restrictions of Beau Rivage Resorts and BRDC, subject to certain conditions.

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

      Neither MGM MIRAGE nor Beau Rivage Resorts may engage in gaming activities in Mississippi while MGM MIRAGE, Beau Rivage Resorts and/or persons found suitable to be associated with the gaming license of Beau Rivage Resorts conduct gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may require that it have access to information concerning MGM MIRAGE’s and its affiliates’ out-of-state gaming operations. Gaming operations in Nevada were approved when Beau Rivage Resorts was first licensed in Mississippi. MGM MIRAGE has received waivers of foreign gaming approval from the Mississippi Gaming Commission for the conduct of active or planned gaming operations in Michigan, New Jersey, California, New York, Illinois, the United Kingdom and Macau, and for cruises with Royal Caribbean Cruise Lines or Carnival Cruise Lines which originate from the United States, and may be required to obtain the approval or a waiver of such approval from the Mississippi Gaming Commission before engaging in any additional future gaming operations outside of Mississippi. We have an application pending for the jurisdiction in Macau.

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

     On June 11, 2003, the New Jersey Commission issued a casino license to Borgata Hotel Casino & Spa and found MGM MIRAGE and certain of our wholly-owned subsidiaries, and their then officers, directors, and 5% or greater shareholders suitable. In June 2004, the casino license of Borgata was renewed for a term ending June 30, 2005.

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

     The New Jersey Act requires the certificate of incorporation of a publicly traded holding company to provide that any securities of such a corporation are held subject to the condition that if a holder is found to be disqualified by the New Jersey Commission pursuant to the New Jersey Act, such holder shall dispose of his interest in such company. Accordingly, our certificate of incorporation provides that a holder of our securities must dispose of such securities if the holder is found disqualified under the New Jersey Act. In addition, our certificate of incorporation provides that we may redeem the stock of any holder found to be disqualified.

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

Illinois Government Regulation

     MGM MIRAGE will become subject to the jurisdiction of the Illinois gaming authorities after the completion of its acquisition of Mandalay’s 50% interest in Grand Victoria Riverboat Casino based in Elgin, Illinois (the “Grand Victoria”).

     In February 1990, the State of Illinois legalized riverboat gambling. The Illinois Riverboat Gambling Act (the “Illinois Act”) authorizes the five-member Illinois Gaming Board (the “Illinois Board”) to issue up to ten riverboat gaming owners’ licenses on navigable streams within or forming a boundary of the State of Illinois except for Lake Michigan and any waterway in Cook County, which includes Chicago. Pursuant to the initial Illinois Act, a licensed owner who holds greater than a 10% interest in one riverboat operation located in Illinois, could hold no more than a 10% interest in any other riverboat operation located in Illinois. In addition, the initial Illinois Act restricted the location of certain of the ten owners’ licenses. Four of the licenses were to be located on the Mississippi River, one license was to be at a location on the Illinois River south of Marshall County and one license had to be located on the Des Plaines River in Will County. The remaining licenses were not restricted as to location. Currently, nine owner’s licenses are in operation in Alton, Aurora, East Peoria, East St. Louis, Elgin, Metropolis, Rock Island and two licenses in Joliet.

     The tenth license, which was initially granted to an operator in East Dubuque, was not renewed by the Illinois Board and has been the subject of on-going litigation. The Illinois Board entered into a settlement agreement with the current operator pursuant to which the Illinois Board used a competitive bid process to select a new operator to acquire the entity that possesses the tenth license. The Illinois Board selected Isle of Capri as the winning bidder. Isle of Capri’s bid provides that it would locate its gaming operation in Rosemont, Illinois. The closing of this transaction is contingent upon the settlement of outstanding litigation, the Illinois Board finding Isle of Capri suitable for licensure and the Illinois Attorney General’s final approval of the settlement agreement between the Illinois Board and the current operator of the tenth license. The initial Illinois Act also provided that no gambling could be conducted while a riverboat was docked and included several provisions regarding the duration of each riverboat cruise and the manner in which the cruises were conducted.

     In June 1999, amendments to the Illinois Act were passed by the legislature and signed into law by the Governor. The amended Illinois Act redefined the conduct of gaming in Illinois. Pursuant to the amended Illinois Act, riverboats may conduct gambling without cruising and passengers can enter and leave a riverboat at any time. In addition, riverboats currently may be located upon any water within Illinois and not just navigable waterways. There is no longer any prohibition of a riverboat being located in Cook County. Riverboats are now defined as self-propelled excursion boats or permanently moored barges. The amended Illinois Act requires that only three, rather than four owner’s licenses, be located on the Mississippi River. The 10% ownership prohibition has also been removed. Therefore, subject to certain Illinois Board rules, individuals or entities could own more than one riverboat operation in Illinois.

     The amended Illinois Act also allows for the relocation of a riverboat home dock. A licensee that was not conducting riverboat gambling on January 1, 1998, may apply to the Illinois Board for renewal and approval of relocation to a new home dock and the Illinois Board shall grant the application and approval of the new home dock upon the licensee providing to the Illinois Board authorization from the new dockside community. It was pursuant to this particular provision of the amended Illinois Act that the former owner of the East Dubuque riverboat applied for relocation of its operation to Rosemont, and it is this license that was the subject of the recent competitive bid process. Any licensee that relocates in accordance with the provisions of the amended Illinois Act, must attain a level of at least 20% minority and female ownership at its gaming operation.

     The constitutionality of the relocation provisions of the amended Illinois Act was challenged. That lawsuit is currently pending before the Illinois Supreme Court. There is no assurance that the relocation provisions will be deemed constitutional. In 2003, the Illinois legislature passed and the Governor signed the 2003 amendments to the Illinois Act. The 2003 amendments provided, among other things, that the provisions of the Illinois Act are severable. Thus, regardless of the outcome of the lawsuit, it will not affect other sections of the amended Illinois Act.

     The Illinois Act strictly regulates the facilities, persons, associations and practices related to gaming operations. It grants the Illinois Board specific powers and duties, and all other powers necessary and proper to fully and effectively execute the Illinois Act for the purpose of administering, regulating and enforcing the system of riverboat gaming. The Illinois Board has authority over every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Illinois.

     The Illinois Act requires the owner of a riverboat gaming operation to hold an owner’s license issued by the Illinois Board. Each owner’s license permits the holder to own up to two riverboats as part of its gaming operation, however, gaming participants are limited to 1,200 for any owner’s license. The number of gaming participants will be determined by the number of gaming positions available at any given time. Gaming positions are counted as follows:

•	positions for electronic gaming devices will be determined as 90% of the total number of devices available for play;

•	craps tables will be counted as having ten gaming positions; and

•	games utilizing live gaming devices, except for craps, will be counted as having five gaming positions.

     Each owner’s license initially runs for a period of three years. Thereafter, the license must be renewed annually. Under the amended Illinois Act, the Board may renew an owner’s license for up to four years. An owner licensee is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Board that the licensee continues to meet all of the requirements of the Illinois Act and Illinois Board rules. The owner’s license for Grand Victoria was issued in October 1994 and was valid for three years. Since that time, the license has been renewed annually, and in October 2000, the license was renewed for four years. Mandalay has submitted to the Illinois Board its application to renew its license again in October 2004. However, as discussed in more detail below, the Illinois Board currently has only two acting members and, therefore, cannot achieve a quorum or take any action.

     Despite the Illinois Board’s current inability to renew any license, MGM MIRAGE understands that the Illinois Board notified Mandalay that the Illinois Administrative Procedures Act allows Mandalay’s gaming license to continue in full force and effect until such time as the Illinois Board is able to take action. An ownership interest in an owner’s license may not be transferred or pledged as collateral without the prior approval of the Illinois Board.

     Through the proposed merger with Mandalay, MGM MIRAGE ultimately intends to acquire control of Mandalay’s ownership interest in the entity that possesses the owner’s license in connection with the Grand Victoria. In addition, MGM MIRAGE and two of its representatives have applied to the Illinois Board to become “Key Persons” (discussed below) in the operations at the Grand Victoria. Pursuant to the amended Illinois Act, which lifted the 10% ownership prohibition, the Illinois Board established certain rules to follow in deciding whether to approve direct or indirect ownership or control of an owner’s license. The Illinois Board must consider the impact of any economic concentration of the ownership or control. No direct or indirect ownership or control may be approved which will result in undue economic concentration of the ownership of a riverboat gambling operation in Illinois. Undue economic concentration means that a person or entity would have actual or potential domination of riverboat gambling in Illinois sufficient to:

•	substantially impede or suppress competition among holders of owner’s licenses;

•	adversely impact the economic stability of the riverboat casino industry in Illinois; or

•	negatively impact the purposes of the Illinois Act, including tourism, economic development, benefits to local communities and state and local revenues.

     The Illinois Board will consider the following criteria in determining whether the approval of the issuance, transfer or holding of a license will create undue economic concentration:

•	percentage share of the market presently owned or controlled by the person or entity;

•	estimated increase in the market share if the person or entity is approved to hold the owner’s license;

•	relative position of other persons or entities that own or control owner’s licenses in Illinois;

•	current and projected financial condition of the riverboat gaming industry;

•	current market conditions, including proximity and level of competition, consumer demand, market concentration and any other relevant characteristics of the market;

•	whether the license to be approved has separate organizational structures or other independent obligations; potential impact on the projected future growth and development of the riverboat gambling industry, the local communities in which licenses are located and the State of Illinois;

•	barriers to entry into the riverboat gambling industry and if the approval of the license will operate as a barrier to new companies and individuals desiring to enter the market;

•	whether the approval of the license is likely to result in enhancing the quality and customer appeal of products and services offered by riverboat casinos in order to maintain or increase their respective market shares;

•	whether a restriction on the approval of the additional license is necessary in order to encourage and preserve competition in casino operations; and

•	any other relevant information.

     The Illinois Act does not limit the maximum bet or per patron loss. Minimum and maximum wagers on games are set by the holder of the owner’s license. Wagering may not be conducted with money or other negotiable currency. No person under the age of 21 is permitted to wager and wagers only may be received from a person present on the riverboat. With respect to electronic gaming devices, the payout percentage may not be less than 80% nor more than 100%.

     An admission tax is imposed on the owner of a riverboat operation. Under the 2003 amendments to the Illinois Act, the admission tax is $4.00 per person for an owner licensee that admitted 2,300,000 persons or fewer in the previous calendar year, and $5.00 per person for an owner licensee that admitted more than 2,300,000 persons in the previous calendar year (including Grand Victoria).

     Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the initial Illinois Act, of a riverboat operation. As of July 1, 2003, pursuant to the 2003 amendments, the wagering tax was increased as follows:

•	15% of adjusted gross receipts up to and including $25 million;

•	27.5% of adjusted gross receipts in excess of $25 million but not exceeding $37.5 million;

•	32.5% of adjusted gross receipts in excess of $37.5 million but not exceeding $50 million;

•	37.5% of adjusted gross receipts in excess of $50 million but not exceeding $75 million;

•	45% of adjusted gross receipts in excess of $75 million but not exceeding $100 million;

•	50% of adjusted gross receipts in excess of $100 million but not exceeding $250 million; and

•	70% of adjusted gross receipts in excess of $250 million.

     The wagering tax as outlined in the 2003 amendments shall no longer be imposed beginning on the earlier of (i) July 1, 2005; (ii) the first date after the effective date of the 2003 amendments to the Illinois Act that riverboat gambling operations are conducted pursuant to the dormant tenth license; or (iii) the first day that riverboat gambling operations are conducted under the authority of an owners license that is in addition to the 10 owners licenses authorized by the Illinois Act. The wagering tax will rollback to the rates in effect prior to the 2003 amendments. The owner licensee is required, on a daily basis, to wire the wagering tax payment to the Illinois Board.

     In addition to owner’s licenses, the Illinois Board also requires licensing for all vendors of gaming supplies and equipment and for all employees of a riverboat gaming operation. The Illinois Board is authorized to conduct investigations into the conduct of gaming and into alleged violations of the Illinois Act and the Illinois Board rules. Employees and agents of the Illinois Board have access to and may inspect any facilities relating to the riverboat gaming operation.

     A holder of any license is subject to imposition of fines, suspension or revocation of such license, or other action for any act or failure to act by himself or his agents or employees, that is injurious to the public health, safety, morals, good order and general welfare of the people of the State of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois. Any riverboat operations not conducted in compliance with the Illinois Act may constitute an illegal gaming place and consequently may be subject to criminal penalties, including possible seizure, confiscation and destruction of illegal gaming devices and seizure and sale of riverboats and dock facilities to pay any unsatisfied judgment that may be recovered and any unsatisfied fine that may be levied. The Illinois Act also provides for civil penalties, equal to the amount of gross receipts derived from wagering on the gaming, whether unauthorized or authorized, conducted on the day of any violation. The Illinois Board may revoke or suspend licenses, as the Illinois Board may see fit and in compliance with applicable laws of the State of Illinois regarding administrative procedures and may suspend an owner’s license, without notice or hearing, upon a determination that the safety or health of patrons or employees is jeopardized by continuing a riverboat’s operation. The suspension may remain in effect until the Illinois Board determines that the cause for suspension has been abated and it may revoke the owner’s license upon a determination that the owner has not made satisfactory progress toward abating the hazard.

     If the Illinois Board has suspended, revoked or refused to renew the license of an owner or if a riverboat gambling operation is closing and the owner is voluntarily surrendering its owner’s license, the Illinois Board may petition the local circuit court in which the riverboat is situated for appointment of a receiver. The circuit court shall have sole jurisdiction over any and all issues pertaining to the appointment of a receiver.

     The Illinois Board shall specify the specific powers, duties and limitations for the receiver, including but not limited to the authority to:

•	hire, fire, promote and discipline personnel and retain outside employees or consultants;

•	take possession of any and all property, including but not limited to its books, records, papers;

•	preserve and/or dispose of any and all property;

•	continue and direct the gaming operations under the monitoring of the Board;

•	discontinue and dissolve the operation;

•	enter into and cancel contracts;

•	borrow money and pledge, mortgage or otherwise encumber the property;

•	pay all secured and unsecured obligations;

•	institute or define actions by or on behalf of the holder of an Owner’s license; and

•	distribute earnings derived from gaming operations in the same manner as admission wagering taxes are distributed under Sections 12 and 13 of the Illinois Act.

     The Illinois Board shall submit at least three nominees to the court. The nominees may be individuals or entities selected from an Illinois Board approved list of pre-qualified receivers who meet the same criteria for a finding of preliminary suitability for licensure under Illinois Board rules. In the event that the Illinois Board seeks the appointment of a receiver on a emergency basis, the Illinois Board shall issue a temporary operating permit to the receiver appointed by the court. A receiver, upon appointment by the court, shall before assuming his or her duties, execute and post the same bond as an owner’s licensee pursuant to the Illinois Act.

     The receiver shall function as an independent contractor, subject to the direction of the court. However, the receiver shall also provide to the Illinois Board regular reports and provide any information deemed necessary for the Illinois Board to ascertain the receiver’s compliance with all applicable rules and laws. From time to time, the Illinois Board may, at its sole discretion, report to the court on the receiver’s level of compliance and any other information deemed appropriate for disclosure to the court. The term and compensation of the receiver shall be set by the court. The receiver shall provide to the court and the Illinois Board at least 30 days written notice of any intent to withdraw from the appointment or to seek modification of the appointment. Except as otherwise provided by action of the Illinois Board, the gaming operation shall be deemed a licensed operation subject to all rules of the Illinois Board during the tenure of any receivership.

     The Illinois Board requires that a “Key Person” of an owner licensee submit a Personal Disclosure or Business Entity Form and be investigated and approved by the Illinois Board. MGM MIRAGE and two of its representatives have applied to the Illinois Board to become Key Persons of the owner licensee that operates the Grand Victoria. The Illinois Board shall certify for each applicant for or holder of an owner’s license each position, individual or Business Entity that is to be approved by the Board and maintain suitability as a Key Person.

     With respect to an applicant for or the holder of an owner’s license, a Key Person shall include:

•	any Business Entity and any individual with an ownership interest or voting rights of more than 5% in the licensee or applicant and the trustee of any trust holding such ownership interest or voting rights;

•	the directors of the licensee or applicant and its chief executive officer, president and chief operating officer or their functional equivalents; and

•	all other individuals or Business Entities that, upon review of the applicant’s or licensees Table of Organization, Ownership and Control the Board determines hold a position or a level of ownership, control or influence that is material to the regulatory concerns and obligations of the Illinois Board for the specified licensee or applicant.

     In order to assist the Illinois Board in its determination of Key Persons, applicants for or holders of an owner’s license must provide to the Illinois Board a Table of Organization, Ownership and Control (the “Table”). The Table must identify in sufficient detail the hierarchy of individuals and Business Entities that, through direct or indirect means, manage, own or control the interest and assets of the applicant or licensee holder. If a Business Entity identified in the Table is a publicly traded company, the following information must be provided in the Table:

•	the name and percentage of ownership interest of each individual or Business Entity with ownership of more than 5% of the voting shares of the entity, to the extent this information is known or contained in Schedule 13D or 13G filings with the Securities and Exchange Commission (“SEC”);

•	to the extent known, the names and percentage of interest of ownership of persons who are relatives of one another and who together (as individuals or through trusts) exercise control over or own more than 10% of the voting shares of the entity; and

•	any trust holding more than 5% ownership or voting interest in the entity, to the extent this information is known or contained in Schedule 13D or 13G SEC filings.

     The Table may be disclosed under the Freedom of Information Act.

     Each owner licensee must provide a means for the economic disassociation of a Key Person in the event such economic disassociation is required by an order of the Illinois Board. Based upon findings from an investigation into the character, reputation, experience, associations, business probity and financial integrity of a Key Person, the Illinois Board may enter an order upon the licensee or require the economic disassociation of the Key Person.

     Furthermore, each applicant or owner licensee must disclose the identity of every person, association, trust or corporation having a greater than 1% direct or indirect pecuniary interest in an owner licensee or in the riverboat gaming operation with respect to which the license is sought. The Illinois Board also may require an applicant or owner licensee to disclose any other principal or investor and require the investigation and approval of these individuals.

     The Illinois Board (unless the investor qualifies as an institutional investor) requires a Personal Disclosure Form or a Business Entity Form from any person or entity who or which, individually or in association with others, acquires directly or indirectly, beneficial ownership of more than 5% of any class of voting securities or non-voting securities convertible into voting securities of a publicly-traded corporation which holds an ownership interest in the holder of an owner’s license. If the Illinois Board denies an application for such a transfer and if no hearing is requested, the applicant for the transfer of ownership interest must promptly divest those shares in the publicly-traded parent corporation. The holder of an owner’s license would not be able to distribute profits to a publicly-traded parent corporation until such shares have been divested. If a hearing is requested, the shares need not be divested and profits may be distributed to a publicly-held parent corporation pending the issuance of a final order from the Illinois Board.

     An institutional investor that individually or jointly with others, cumulatively acquires, directly or indirectly, 5% or more of any class of voting securities of a publicly-traded licensee or a licensee’s publicly-traded parent corporation shall, within no less than ten days after acquiring these securities, notify the Administrator of the Illinois Board of such ownership and shall provide any additional information as may be required. If an institutional investor (as specified above) acquires 10% or more of any class of voting securities of a publicly-traded licensee or a licensee’s publicly-traded parent corporation it shall file an Institutional Investor Disclosure Form within 45 days after acquiring this level of ownership interest. The owner licensee shall notify the Administrator as soon as possible after it becomes aware that it or its parent is involved in an ownership acquisition by an institutional investor. The institutional investor also has an obligation to notify the Administrator of its ownership interest.

     In addition to Institutional Investor Disclosure Forms, certain other forms may be required to be submitted to the Illinois Board. An owner-licensee must submit a Marketing Agent Form to the Illinois Board for each Marketing Agent with whom it intends to do business. A Marketing Agent is a person or entity, other than a junketeer or an employee of a riverboat gaming operation, who is compensated by the riverboat gaming operation in excess of $100 per patron per trip for identifying and recruiting patrons. Key Persons of owner-licensees must submit Trust Identification Forms for trusts, excluding land trusts, for which they are a grantor, trustee or beneficiary each time such a trust relationship is established, amended or terminated.

     Applicants for and holders of an owner’s license are required to obtain formal approval from the Illinois Board for changes in the following areas:

•	Key Persons;

•	type of entity;

•	equity and debt capitalization of the entity;

•	investors and/or debt holders;

•	source of funds;

•	applicant’s economic development plan;

•	riverboat capacity or significant design change;

•	gaming positions;

•	anticipated economic impact; or

•	agreements, oral or written, relating to the acquisition or disposition of property (real or personal) of a value greater than $1 million.

     A holder of an owner’s license is allowed to make distributions to its stockholders only to the extent that the distribution would not impair the financial viability of the gaming operation. Factors to be considered by the licensee will include but not be limited to the following:

•	cash flow, casino cash and working capital requirements;

•	debt service requirements, obligations and covenants associated with financial instruments;

•	requirements for repairs and maintenance and capital improvements;

•	employment or economic development requirements of the Illinois Act; and

•	a licensee’s financial projections.

     The Illinois Board has implemented a Voluntary Self-Exclusion Policy whereby a person who acknowledges that he/she has a gambling problem may self-identify and self-exclude himself or herself from an Illinois riverboat. The Illinois Board has prescribed procedures that owner licensees must follow in order to implement this self-exclusion program.

     The Illinois Board may waive any licensing requirement or procedure provided by rule if it determines that the waiver is in the best interests of the public and the gaming industry. Also, the Illinois Board may, from time to time, amend or change its rules.

     Uncertainty exists regarding the Illinois gambling regulatory environment due to limited experience in interpreting the Illinois Act.

     From time to time, various proposals have been introduced in the Illinois legislature that, if enacted, would affect the taxation, regulation, operation or other aspects of the gaming industry. Some of this legislation, if enacted, could adversely affect the gaming industry. No assurance can be given whether such or similar legislation will be enacted.

     In April 2004, one member of the five-member Illinois Board failed to receive the approval of the Illinois Senate with respect to his appointment to the Illinois Board, and, thus, immediately ceased to be a member of the Illinois Board. In late August 2004, two more members of the five-member Illinois Board resigned. To date, none of these former members have been replaced. The two remaining members of the Illinois Board do not constitute the required quorum under the Illinois Act. Consequently, the Illinois Board may not take any action until at least one additional member is appointed. There can be no assurance that the Illinois Board’s current inability to achieve a quorum will not cause a delay in the Illinois Board’s consideration of the proposed merger with Mandalay, MGM MIRAGE’s acquisition of Mandalay’s joint venture interest in the Grand Victoria, or the various licensing applications submitted to the Illinois Board by MGM MIRAGE and certain of its affiliates as a result of the proposed merger with Mandalay.

Factors that May Affect Our Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

     This Form 10-K and our 2004 Annual Report to Stockholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, new projects, future performance, the outcome of contingencies such as legal proceedings and future financial results. From time to time, we also provide oral or written forward-looking statements in our Forms 10-Q and 8-K, press releases and other materials we release to the public. Any or all of our forward-looking statements in this Form 10-K, in our 2004 Annual Report to Stockholders and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this Form 10-K — for example, government regulation and the competitive environment — will be important in determining our future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may differ materially.

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

•	We have significant indebtedness. At December 31, 2004, we had approximately $5.5 billion of indebtedness and we will assume or incur significant additional indebtedness in connection with the Mandalay merger. While a large portion of our long-term debt was fixed-rate debt at December 31, 2004, the anticipated financing for the Mandalay acquisition is largely variable-rate debt. Therefore, the interest rate on a large portion of our long-term debt will be subject to fluctuation based on changes in short-term interest rates and the ratings which national rating agencies assign to our outstanding debt securities. Our current and anticipated bank credit agreements and the indentures governing our debt securities do not prohibit us from borrowing additional funds in the future. Our interest expense could increase as a result of these factors. Additionally, our indebtedness could increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for or reacting to changes in our business and industry, limit our ability to borrow additional funds and place us at a competitive disadvantage compared to other less leveraged competitors. Our ability to reduce our outstanding debt will be subject to our future cash flows, other capital requirements and other factors, some of which are not within our control.

•	Our casinos in Las Vegas and elsewhere are destination resorts that compete with other destination travel locations throughout the United States and the world. We do not believe that our competition is limited to a particular geographic area, and gaming operations in other states or countries could attract our customers. To the extent that new casinos enter our markets or hotel room capacity is expanded by others in major destination locations, competition will increase. Major competitors, including new entrants, have either recently expanded their hotel room capacity or are currently constructing new rooms in Las Vegas. In addition, a new casino resort is under construction in Las Vegas and is scheduled to open in 2005, which will likely significantly increase competition for our casinos. Also, the recent growth of gaming in areas outside Las Vegas, including California, has increased the competition faced by our operations in Las Vegas and elsewhere. In particular, as additional large scale gaming operations in Native American tribal lands increase, competition will increase.

•	Voters in California approved an amendment to the California constitution in March 2000 that gave Native American tribes in California the right to offer a limited number of slot machines and a range of house-banked card games. More than 60 compacts had been approved by the federal government as of December 31, 2004, and casino-style gaming is legal in California on those tribal lands. According to the California Gambling Control Commission, there were more than 50 operating tribal casinos in California as of May 17, 2004. The expansion of Native American gaming in California has already impacted our Primm Valley Resorts. Several Native American tribes in California recently reached agreements with the State of California that allow for increased number of gaming machines within such tribes in exchange for a revenue-based payment to the state. Such expansion of gaming in California could have an adverse impact on our results of operations.

•	The ownership and operation of gaming facilities are subject to extensive federal, state, provincial and local laws, regulations and ordinances, which are administered by the relevant regulatory agencies in each jurisdiction. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to possible increase at any time. For instance, the gaming tax rate in Michigan was increased in 2004.

•	There are several risks associated with our agreement to merge with Mandalay. Mergers generally involve significant risks, including difficulties in the assimilation of the operations, services and corporate culture of the acquired company, diversion of management’s attention from other business concerns, and overvaluation of the acquired company. Furthermore, demands made, or action taken, by administrative and other government agencies in connection with our proposed merger with Mandalay may require us to sell or otherwise divest certain of our or certain of Mandalay’s gaming properties or operations, including those that are important to existing and future competitive advantages we may have, our results of operations, and our long-term strategy. In fact, due to Michigan law which prohibits any person from holding more than a 10% interest in more than one casino licensed by the state, we will be required to dispose of our or Mandalay’s interest in one casino in Detroit. If such disposition is not completed, either or both of the casino licenses would be subject to non-renewal, suspension and/or revocation. In addition, the acquisition would likely result in the assumption and incurrence of significant additional debt and contingent liabilities, which could have a material adverse effect on our financial condition, results of operations and liquidity.

•	We may experience difficulties integrating Mandalay into our operations. After consummation of the Mandalay merger, we intend to integrate the operations of Mandalay into ours. We cannot assure you that we will be able to integrate these operations without encountering different business strategies with respect to marketing, integrating personnel with disparate business backgrounds and corporate cultures, integrating different reservations systems and other technology and managing relationships with other business partners. For these reasons, we cannot assure you that we will be able to integrate successfully the Mandalay operations into our own. Furthermore, the integration of operations may temporarily distract management from our day-to-day business after the Mandalay merger.

•	We may not achieve the expected synergies from the Mandalay merger. Our management believes that the Mandalay merger will allow us to achieve cost savings relating to duplicative departments, redundant infrastructure and operating efficiencies upon full integration of Mandalay as well as revenue enhancement opportunities. However, the anticipated benefits are based on projections and assumptions and not on actual results. As a result, we cannot assure you that we will realize the anticipated benefits. Our ability to realize these benefits could be adversely impacted by difficulties in integrating Mandalay’s operations with our operations and by any inability to achieve certain economies of scale.

•	We operate an interim casino in Detroit, Michigan under a revised development agreement with the City. We are committed to building a larger permanent hotel/casino facility. We are currently in the process of obtaining land and developing plans for the permanent facility. The design, budget and schedule of the permanent facility are not finalized, and the ultimate timing, cost and scope of the facility are subject to risks attendant to large-scale projects. The ability to construct the permanent casino facility is currently subject to resolution of certain litigation involving the ordinance governing the casino selection process. Until the issue is resolved, we are prohibited from commencing construction under an injunction issued by the 6th Circuit Court of Appeals. Therefore, we do not know when we will be able to commence construction of, or complete, the permanent facility.

•	Our business is affected by general economic and market conditions, both in the markets in which we operate and in the locations our customers reside. Bellagio, MGM Grand Las Vegas and The Mirage are particularly affected by economic conditions in the Far East, and all of our Nevada resorts are affected by economic conditions in the United States, and California in particular. A recession or economic slowdown could cause a reduction in visitation to our resorts, which would adversely affect our operating results.

•	We are a large consumer of electricity and other energy. Accordingly, increases in energy costs, such as those experienced recently in Nevada, have a negative impact on our operating results. Additionally, higher energy and gasoline prices which affect our customers may result in reduced visitation to our resorts and a reduction in our revenues.

•	Many of our customers travel by air. As a result, the cost and availability of air service and the impact of events like those of September 11, 2001, can affect our business. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of our customers reside. Capacity constraints of that highway or any other traffic disruptions may affect the number of customers who visit our facilities.

•	The events of September 11, 2001, and the potential for future terrorist attacks or acts of war or hostility, have created many economic and political uncertainties that could adversely impact our business levels and results of operations. Leisure and business travel, especially travel by air, remain particularly susceptible to global geopolitical events. Furthermore, although we have been able to purchase some insurance coverage for certain types of terrorist acts, insurance coverage against loss or business interruption resulting from war and some forms of terrorism continues to be unavailable.

•	Our pending joint venture for the construction and operation of a hotel-casino in Macau S.A.R., as well as our pending strategic joint ventures and other transactions in the United Kingdom, involve significant risks. In June 2004, we announced that we entered into a joint venture agreement with Pansy Ho Chiu-king to develop, build and operate a major hotel-casino resort in Macau S.A.R. The facility, which will use the “MGM Grand” name, will be 50/50 owned and jointly operated by the two shareholders. The agreement is subject to, among other things, the approval of the government of Macau S.A.R., and other regulatory review, as well as the entry into a subconsession agreement with Sociedade de Jogos de Macau (SJM), the holder of the concession. We cannot assure you that such subconcession will be obtained or reviews completed on a timely basis, if at all. Furthermore, even if such facility is constructed, its operations will be subject to unique risks, including risks related to: (a) Macau’s regulatory framework; (b) our ability to adapt to the different regulatory and gaming environment in Macau while remaining in compliance with the requirements of the gaming regulatory authorities in the jurisdictions in which we currently operate, as well as other applicable federal, state, or local laws in the United States and Macau; (c) the transition of Macau from a Portuguese colony to a special administrative region of the People’s Republic of China; and (d) the extreme weather conditions in the region.

In addition, we currently have several joint ventures and other transactions pending in the United Kingdom. Each of such ventures and transactions is subject to implementation of proposed gaming law reforms in the United Kingdom and a tax structure acceptable to us, and obtaining required planning and other approvals. We cannot assure you that such reforms, tax structure, and approvals necessary to realize the benefits contemplated will be implemented or obtained in a timely manner, if at all, or that we will be able to adapt adequately to the different regulatory and gaming environment in the United Kingdom.

Furthermore, any such operations in Macau or in the United Kingdom or any future operations in which we may engage in any other foreign territories are subject to risk pertaining to international operations, including foreign currency risks, foreign government regulations that may make it difficult for us to operate in a profitable manner in such jurisdiction, inability to adequately enforce our rights in such jurisdiction, general geopolitical risks such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships, and potentially adverse tax consequences.

•	Our plans for future construction can be affected by a number of factors, including time delays in obtaining necessary governmental permits and approvals and legal challenges. We may make changes in project scope, budgets and schedules for competitive, aesthetic or other reasons, and these changes may also result from circumstances beyond our control. These circumstances include weather interference, shortages of materials and labor, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated cost increases. Any of these circumstances could give rise to delays or cost overruns. Major expansion projects at our existing resorts can also result in disruption of our business during the construction period.

•	Claims have been brought against us and our subsidiaries in various legal proceedings, and additional legal and tax claims arise from time to time. It is possible that our cash flows and results of operations could be affected by the resolution of these claims. We believe that the ultimate disposition of current matters will not have a material impact on our financial condition or results of operations. Please see the further discussion under “Legal Proceedings” in Item 3 of this Form 10-K.

•	There is intense competition to attract and retain qualified management and other employees in the gaming industry. Our inability to recruit or retain personnel could adversely affect our business.

•	Tracinda Corporation beneficially owns approximately 58% of our outstanding common stock as of December 31, 2004. As a result, Tracinda Corporation has the ability to elect our entire Board of Directors and determine the outcome of other matters submitted to our stockholders, such as the approval of significant transactions.

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

Executive Officers of the Registrant

     The following table sets forth, as of March 10, 2005, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
J. Terrence Lanni	61	Chairman and Chief Executive Officer
James J. Murren	43	President, Chief Financial Officer, Treasurer and Director
John T. Redmond	46	President and Chief Executive Officer of MGM Grand Resorts, LLC and Director
Robert H. Baldwin	54	President and Chief Executive Officer of Mirage Resorts, Incorporated, President—Project CityCenter and Director
Gary N. Jacobs	59	Executive Vice President, General Counsel, Secretary and Director
Glenn D. Bonner	53	Senior Vice President and Chief Information Officer
Daniel J. D’Arrigo	36	Senior Vice President—Finance
Alan Feldman	46	Senior Vice President—Public Affairs
Bruce Gebhardt	57	Senior Vice President—Global Security
Phyllis A. James	52	Senior Vice President and Senior Counsel
Punam Mathur	44	Senior Vice President—Corporate Diversity and Community Affairs
Cynthia Kiser Murphey	47	Senior Vice President—Human Resources
Robert C. Selwood	49	Senior Vice President—Accounting
Bryan L. Wright	41	Senior Vice President, Assistant General Counsel and Assistant Secretary

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

     Mr. Baldwin has served as President and Chief Executive Officer of Mirage Resorts since June 2000 and as President of Project CityCenter since March 2005. He served as Chief Financial Officer and Treasurer of Mirage from September 1999 to June 2000. He was President and Chief Executive Officer of Bellagio, LLC from June 1996 to March 2005. He served as President and Chief Executive Officer of The Mirage from August 1987 to April 1997.

     Mr. Jacobs has served as Executive Vice President and General Counsel of the Company since June 2000 and as Secretary since January 2002. Prior thereto, he was a partner with the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP, and is currently of counsel to that firm.

     Mr. Bonner has served as Senior Vice President and Chief Information Officer of the Company since January 2005. He served as Vice President—Chief Information Officer of the Company from June 2000 to January 2005. He served as Chief Information Officer of Mirage from January 1997 to May 2000. Prior thereto, he was a Managing Consultant with Microsoft Corporation from October 1994 to January 1997.

     Mr. D’Arrigo has served as Senior Vice President—Finance of the Company since February 2005. He served as Vice President—Finance of the Company from December 2000 to February 2005. He served as Assistant Vice President of the Company from January 2000 to December 2000. Prior thereto, he served as Director of Corporate Finance of the Company from January 1997 to January 2000 and as Manager of Corporate Finance of the Company from October 1995 to January 1997.

     Mr. Feldman has served as Senior Vice President—Public Affairs of the Company since September 2001. He served as Vice President — Public Affairs of the Company from June 2000 to September 2001, and served as Vice President of Public Affairs for Mirage from March 1990 to May 2000.

     Mr. Gebhardt has served as Senior Vice President—Global Security of the Company since November 2004. Prior thereto, he served as a Special Agent of the Federal Bureau of Investigation for over 30 years, and was the FBI’s Deputy Director for two years prior to his retirement in October 2004.

     Ms. James has served as Senior Vice President and Senior Counsel of the Company since March 2002. From 1994 to 2001 she served as Corporation (General) Counsel and Law Department Director for the City of Detroit. In that capacity she also served on various public and quasi-public boards and commissions on behalf of the City, including the Election Commission, the Detroit Building Authority and the Board of Ethics. Prior thereto, from 1985 until 1994, she practiced law as a partner with the firm of Pillsbury, Madison & Sutro.

     Ms. Mathur has served as Senior Vice President—Corporate Diversity and Community Affairs of the Company since May 2004. She served as Vice President—Corporate Diversity and Community Affairs of the Company from December 2001 to May 2004. She served as Vice President—Community Affairs of the Company from November 2000 to December 2001 and as Director of Community Affairs of the Company from June 2000 to October 2000. She served as Director of Community Affairs of Mirage from April 1996 to May 2000.

     Ms. Murphey has served as Senior Vice President—Human Resources of the Company since November 2000. She served as Senior Vice President—Human Resources and Administration of MGM Grand Las Vegas from November 1995 to October 2000.

     Mr. Selwood has served as Senior Vice President—Accounting of the Company since February 2005. He served as Vice President—Accounting of the Company from December 2000 to February 2005. He served as Director of Corporate Finance of Mirage from April 1993 to December 2000.

     Mr. Wright has served as Senior Vice President and Assistant General Counsel of the Company since March 2005. He served as Vice President and Assistant General Counsel of the Company from July 2001 to March 2005. He has served as Assistant Secretary of the Company since January 2002. Prior to joining the Company, Mr. Wright served as Vice President and Assistant General Counsel of Boyd Gaming Corporation from February 2000 to July 2001 and as Associate General Counsel of Boyd Gaming Corporation from September 1993 to February 2000.

Available Information

     We maintain a website, www.mgmmirage.com, which includes financial and other information for investors. We provide access to our SEC filings on our website, free of charge, through a link to the SEC’s EDGAR database. Through that link, our filings are available as soon as reasonably practicable after we file the documents.

ITEM 2. PROPERTIES

     Prior to February 2005, substantially all of the Company’s assets other than assets of its foreign subsidiaries and certain assets in use at MGM Grand Detroit were pledged as collateral for our senior notes and principal credit facilities. As a result of the redemption of our 6.875% Senior Notes due February 2008 and the repayment of our 6.95% Senior Notes due February 2005, we applied for, for received, release of collateral under our credit facility and senior notes.

     Bellagio occupies an approximately 80-acre site. We own the entire site except for one acre which we lease under a ground lease that expires (giving effect to our options to renew) in 2073. Approximately 13 acres of this site will be utilized as part of our 66-acre Project CityCenter. Our principal executive offices are located at Bellagio. MGM Grand Las Vegas occupies an approximately 113-acre site which we own. In 2004, we contributed 3 acres to the venture formed with Turnberry Associates to develop luxury condominium towers behind MGM Grand Las Vegas. The Mirage and TI share an approximately 100-acre site which we own. New York-New York occupies an approximately 20-acre site which we own.

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

     Boardwalk occupies an approximately 8 acre site which we own. We also own approximately 45 acres of property adjacent to Boardwalk. These 53 acres will be utilized for Project CityCenter. Monte Carlo occupies approximately 46 acres owned by Victoria Partners (the joint venture that owns and operates Monte Carlo). We own approximately 306 acres of land in North Las Vegas, including 240 acres occupied by Shadow Creek.

     MGM Grand Detroit is located on approximately 8 acres which we own. Beau Rivage occupies approximately 41 acres (including 10 acres of tidelands) in Biloxi, Mississippi. We own the land and we lease the tidelands from the State of Mississippi under a lease that expires (giving effect to our option to renew) in 2049. We also own approximately 508 acres in the Biloxi area for development of the planned Fallen Oak golf course.

     We own approximately 150 acres in Atlantic City consisting principally of three different parcels in casino-zoned areas. Borgata occupies 29 acres at Renaissance Pointe, including two acres we lease to Borgata and on which Borgata constructed its employee parking garage. The remaining 27 acres Borgata occupies is owned by the venture and collateralized by a mortgage securing bank credit facilities in the amount of up to $650 million. As of December 31, 2004, $426 million was outstanding under the bank credit facility.

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

     In June 2002, the U.S. District Court in Nevada ruled that the plaintiffs met the prerequisite requirements for class-action status, but the Court denied the plaintiffs’ motion for class action certification, saying that the proposed class lacked the cohesiveness required to settle common claims against the casino industry. The court had previously stayed discovery pending resolution of these class certification issues. In August 2004, the 9th Circuit Court of Appeals affirmed the District Court’s ruling denying class-action status for the case. In November 2004, the District Court set a discovery deadline of April 2005 and a trial date in September 2005.

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

     In June 2000, the court granted our motion to dismiss the complaint for failure to state a claim upon which relief may be granted. The plaintiff appealed the ruling to the Nevada Supreme Court. The parties filed briefs with the Nevada Supreme Court, and oral arguments were conducted in October 2001. In February 2003, the Nevada Supreme Court overturned the District Court’s order granting our motion to dismiss the complaint and remanded the case to the District Court for further proceedings on the elements of the lawsuit involving wrongful conduct in approving the merger and/or in the valuation of the merged corporation’s shares. The Nevada Supreme Court affirmed the District Court’s dismissal of the plaintiff’s claims for lost profits and mismanagement. The Nevada Supreme Court’s ruling relates only to the District Court’s ruling on our motion to dismiss and is not a determination of the merits of the plaintiff’s case. The plaintiff filed an amended complaint, and in November 2003, the District Court certified the action as a class action.

     Discovery, except for expert discovery, is now closed. The defendants filed a motion for summary judgment which the court continued on two occasions. The District Court previously continued the hearing due to the plaintiffs’ failure to present evidence to support its allegations that Boardwalk’s common stock had a market value of more than $5.00 per share at the time of the merger. The District Court granted summary judgment in our favor in March 2005, which may be appealed. We will continue to vigorously defend our position that the Plaintiffs’ claims are without merit.

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

     In July 2002, the District Court denied the Lac Vieux Tribe’s request for a new casino development selection process in the City of Detroit, finding that the magnitude of such relief was not warranted and that the harm to the casino licensees and the City would be manifestly worse than any benefit the Tribe might receive. The District Court declared that our subsidiary did not receive a preference and, in fact, was injured by the preference. The Federal District Court determined that the only relief that it could equitably grant to the Tribe was declaring the ordinance unconstitutional. Our subsidiary had previously petitioned the Court for a ruling that its selection was valid in that it did not receive any preferences in the selection process. In light of the ruling that no further relief would be granted to the Tribe, the Court denied this motion on the ground of mootness. The Tribe appealed the District Court’s ruling, and the Tribe requested that the District Court enjoin the City from approving new development agreements with the three casino developers until resolution of the appeal by the 6th Circuit Court. The District Court denied the request for the injunction, and the appeal is pending. Our subsidiary filed a cross-appeal of the District Court’s denial of the subsidiary’s motion. The cross-appeal is pending.

     In September 2002, the 6th Circuit Court issued an injunction, pending appeal, prohibiting the City from issuing construction permits to the developers and prohibiting the developers from commencing construction pending further action of the 6th Circuit Court. The parties completed briefing of the case in August 2003. We argued, among other things, that the preference provisions of the ordinance found unconstitutional are severable from the valid provisions of the ordinance, and that our subsidiary was not eligible for and did not seek or receive a preference in the selection process. The 6th Circuit Court has not set a schedule for argument of the appeal.

     In December 2003, the Tribe and the owners of the two other casinos filed a joint motion with the 6th Circuit Court requesting approval of the terms of a partial settlement, asserted to have resolved the case among the filing parties. The settlement calls for exemption of those developers from a reselection process and other related relief, in exchange for cash payments to the Tribe, but purports to continue the Tribe’s appeal as it relates to our subsidiary. In a subsequent filing, the settling parties requested that issues pertaining to this partial settlement be remanded to the District Court for consideration. We filed a responsive motion with the 6th Circuit Court requesting dismissal of the appeal as moot, or, upon denial of such relief, expedited decision of our cross-appeal and a full briefing on the issues surrounding the proposed partial settlement.

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

     In June 2004, the 6th Circuit Court issued an order directing the parties to file letter briefs stating their respective positions on questions posed by that court concerning what parties and issues would remain to be decided if the 6th Circuit Court approved the settlement and dissolved the injunction. All parties filed letter briefs in response to the 6th Circuit Court’s directive. In December 2004, the 6th Circuit ordered that the parties provide briefs regarding (i) our subsidiary’s appeal of the District Court’s approval of the proposed consent judgment, (ii) whether the injunction pending appeal should be lifted and, if so, as to what parties, and (iii) whether oral argument is requested. The parties completed briefing of this appeal in February 2005. The timetable for the 6th Circuit’s further review of this case is uncertain. Our subsidiary intends to continue to vigorously defend its positions in this case.

Other

     We and our subsidiaries are also defendants in various other lawsuits, most of which relate to routine matters incidental to our business. We do not believe that the outcome of this other pending litigation, considered in the aggregate, will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is traded on the New York Stock Exchange under the symbol “MGG.” The following table sets forth, for the calendar quarters indicated, the high and low sale prices of our common stock on the New York Stock Exchange Composite Tape.

	2004		2003
	High	Low	High	Low
First quarter	$46.18	$36.71	$34.45	$24.09
Second quarter	49.78	40.99	35.50	26.40
Third quarter	50.14	39.61	38.59	32.03
Fourth quarter	73.50	49.15	38.20	34.05

     There were approximately 3,505 record holders of our common stock as of March 1, 2005.

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

     The following table includes information about our stock option plans at December 31, 2004:

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans
(in thousands, except per share data)
Equity compensation plans approved by security holders	15,365	$28.31	2,229
Equity compensation plans not approved by security holders (1)	—	—	—

(1)	In May 2002, the Board of Directors approved a restricted stock plan, not approved by security holders, under which 903,000 shares were issued and 855,000 shares remained outstanding at December 31, 2004. In November 2002, the Board of Directors determined that no more restricted stock awards would be granted.

     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. The following table includes information about our share repurchases for the quarter ended December 31, 2004:

			Shares Purchased	Maximum
	Total	Average	As Part of a	Shares Still
	Shares	Price Per	Publicly-Announced	Available for
	Purchased	Share	Program	Repurchase
October 1 – October 31, 2004	—	$—	—	10,000,000	(1)
November 1 – November 30, 2004	—	—	—	10,000,000	(1)
December 1 – December 31, 2004	—	—	—	10,000,000	(1)

	—		—

(1)	The July 2004 repurchase program was announced in July 2004 for up to 10 million shares with no expiration.

ITEM 6.SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Net revenues	$4,238,104	$3,862,743	$3,756,928	$3,699,852	$2,910,580
Operating income	950,860	699,729	746,538	599,892	515,197
Income from continuing operations	349,856	230,273	289,476	160,440	153,585
Net income	412,332	243,697	292,435	169,815	160,744

Basic earnings per share
Income from continuing operations	$2.51	$1.55	$1.83	$1.01	$1.06
Net income per share	2.95	1.64	1.85	1.07	1.11
Weighted average number of shares	139,663	148,930	157,809	158,771	145,300

Diluted earnings per share
Income from continuing operations	$2.42	$1.52	$1.81	$1.00	$1.04
Net income per share	2.85	1.61	1.83	1.06	1.09
Weighted average number of shares	144,666	151,592	159,940	160,822	147,901
Cash dividends per share (1)	$—	$—	$—	$—	$0.10
At year-end
Total assets	$11,115,029	$10,811,269	$10,568,698	$10,542,568	$10,785,720
Total debt, including capital leases	5,463,619	5,533,462	5,222,195	5,465,608	5,880,819
Stockholders’ equity	2,771,704	2,533,788	2,664,144	2,510,700	2,382,445
Stockholders’ equity per share	$19.75	$17.71	$17.24	$15.95	$14.97
Number of shares outstanding	140,370	143,096	154,574	157,396	159,130

(1)	On December 13, 1999, the Board of Directors approved an initial quarterly cash dividend of $0.10 per share to stockholders of record on February 10, 2000. The dividend was paid on March 1, 2000. As a result of the acquisition of Mirage Resorts, Incorporated, we announced on April 19, 2000 that the quarterly dividend policy was discontinued.

     The acquisition of Mirage occurred on May 31, 2000. In June 2003, we ceased operations of PLAYMGMMIRAGE.com, our online gaming website (“Online”). In January 2004, we sold the Golden Nugget Las Vegas and the Golden Nugget Laughlin including substantially all of the assets and liabilities of those resorts (the “Golden Nugget Subsidiaries”). In July 2004, we sold the subsidiaries that own and operate MGM Grand Australia. The results of Online, the Golden Nugget Subsidiaries and MGM Grand Australia are classified as discontinued operations for all periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     At December 31, 2004, our operations consisted of 11 wholly-owned casino resorts and 50% investments in two other casino resorts, including:

Las Vegas, Nevada:	Bellagio, MGM Grand Las Vegas, The Mirage, TI, New York-New York, Boardwalk, and Monte Carlo (50% owned).

Other:	The Primm Valley Resorts (Buffalo Bill’s, Primm Valley Resort and Whiskey Pete’s) in Primm, Nevada; Beau Rivage in Biloxi, Mississippi; MGM Grand Detroit; Borgata (50% owned) in Atlantic City, New Jersey.

     We operate in one segment, the operation of casino resorts, which includes offering gaming, hotel, dining, entertainment, retail and other resort amenities. Slightly over half of our net revenues are derived from gaming activities, a lower percentage than many of our competitors, as our operating philosophy is to provide a complete resort experience for our guests, including non-gaming amenities which command premium prices based on their quality.

     We generate a majority of our net revenues and operating income from our Las Vegas Strip resorts. In 2004, over 75% of our net revenues and operating income was generated by wholly-owned Las Vegas Strip resorts. We believe that we own the premier casino resorts on the Las Vegas Strip, and a main focus of our strategy is to continually reinvest in these resorts to maintain that competitive advantage. Our concentration on the Las Vegas Strip exposes us to certain risks outside of our control, such as competition from other Las Vegas Strip resorts as well as new or expanded resorts in Las Vegas, including Wynn Las Vegas expected to open in 2005, and the impact from potential expansion of gaming in California. This concentration also exposes us to risks related to tourism and the general economy, including national and global economic conditions and terrorist attacks or other global events.

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

Overall Outlook

     We have invested heavily in our existing operations in 2003 and 2004, and expect to continue to do so on a targeted basis in 2005. Our Las Vegas Strip resorts require ongoing capital investment to maintain their competitive advantages. We believe the investments in additional non-gaming amenities we made in 2003 and 2004 have enhanced our ability to generate increased visitor volume and allowed us to charge premium prices for our amenities.

     The most likely significant factors affecting operating results at our existing resorts in 2005 will be the expected continued strength of the leisure and convention travel segments, the expansion of Bellagio and the opening of KÀ and other amenities at MGM Grand Las Vegas, and new competition from Wynn Las Vegas on the Las Vegas Strip. Various lodging market observers, such as PricewaterhouseCoopers and Smith Travel Research, are forecasting mid-single digit percentage growth in REVPAR in 2005, with greater REVPAR gains in full service hotels. Our REVPAR growth, and REVPAR growth in Las Vegas in general, has outpaced that of the national market, and we expect that trend to continue.

     The Bellagio expansion opened in late 2004 and added over 30% to the resort’s room base. In addition, we added new meeting, retail and dining space and significantly expanded the spa and salon. KÀ opened in late November 2004 at MGM Grand Las Vegas, which had been without a featured production show for almost two years. Along with the numerous restaurant and other entertainment additions at MGM Grand Las Vegas, KÀ will enhance our ability to generate visitor traffic and capture a greater share of our guests’ spending.

     Wynn Las Vegas will add room capacity to the Las Vegas market, with its 2,700 rooms representing a 2% increase in Las Vegas room supply. Wynn Las Vegas will also feature numerous upscale restaurants and generally target customers who might otherwise choose Bellagio, MGM Grand Las Vegas or The Mirage. We believe there will be some impact on these resorts from Wynn Las Vegas, but also believe that the breadth of amenities in our portfolio of resorts and our loyalty and other marketing programs will help minimize these competitive pressures. The proximity of Wynn Las Vegas to TI and The Mirage, along with pedestrian bridges linking TI with the Fashion Show Mall and Venetian, will also benefit these resorts.

Mandalay Merger

     On June 16, 2004, we announced that we had entered into a definitive merger agreement with Mandalay Resort Group (“Mandalay”), a publicly traded company, under which we will acquire Mandalay for $71.00 in cash for each share of common stock of Mandalay. Mandalay owns and operates eleven properties in Nevada, including Mandalay Bay, Luxor, Excalibur, Circus Circus, and Slots-A-Fun in Las Vegas, Circus Circus-Reno in Reno, Colorado Belle and Edgewater in Laughlin, Gold Strike and Nevada Landing in Jean, and Railroad Pass in Henderson. Mandalay also owns and operates Gold Strike, a hotel/casino in Tunica County, Mississippi. In addition, Mandalay owns a 50% interest in Silver Legacy in Reno, a 50% interest in Monte Carlo in Las Vegas, a 50% interest in Grand Victoria, a riverboat in Elgin, Illinois, and a 53.5% interest in MotorCity in Detroit, Michigan. The total consideration is approximately $8.1 billion, including equity value of approximately $4.8 billion, convertible debentures with a redemption value of approximately $574 million, the assumption or repayment of other outstanding Mandalay debt with a fair value of approximately $2.6 billion as of December 31, 2004, and $100 million of estimated transaction costs. The transaction is structured as a merger of one of our wholly-owned subsidiaries with and into Mandalay. The transaction will be accounted for as a purchase and is anticipated to close during the first quarter of 2005.

     The Mandalay merger will impact our operations in several ways. We will have to integrate Mandalay’s operations into ours. This could require additional operating and capital expenditures. However, we expect to achieve ongoing cost savings and revenue enhancements from this process. We expect to realize efficiencies in operations and economies of scale in purchasing, as well as more effectively market to a broader base of customers. Our operating cash flow will increase substantially, as will our interest and tax charges.

Summary Financial Results

     The following table summarizes our results of operations:

	Year Ended December 31,
		Percentage		Percentage
	2004	Change	2003	Change	2002
	(In thousands, except per share data)
Net revenues	$4,238,104	10%	$3,862,743	3%	$3,756,928
Operating income	950,860	36%	699,729	(6)%	746,538
Income from continuing operations	349,856	52%	230,273	(20)%	289,476
Diluted income from continuing operations per share	$2.42	59%	$1.52	(16)%	$1.81

     Income from continuing operations increased in 2004 due to our strong top-line growth and the fact that revenue growth was driven largely by increased prices of our rooms and strong casino revenue. Operating margins correspondingly increased to 22% in 2004 from 18% in 2003 and 20% in 2002. Results on a per share basis were positively impacted by a lower weighted average number of shares outstanding as the result of share repurchases throughout 2003 and 2004.

Operating Results

     The following table includes key information about our operating results:

	Year Ended December 31,
		Percentage		Percentage
	2004	Change	2003	Change	2002
	(In thousands)
Net revenues	$4,238,104	10%	$3,862,743	3%	$3,756,928
Operating expenses:
Casino and hotel operations	2,289,266	6%	2,153,798	5%	2,044,369
General and administrative	612,615	5%	583,599	4%	560,909
Corporate expense	77,910	27%	61,541	40%	43,856
Preopening, restructuring and property transactions, net	24,566	45%	16,922	43%	11,832
Depreciation and amortization	402,545	1%	400,766	5%	381,785

	3,406,902	6%	3,216,626	6%	3,042,751

Income from unconsolidated affiliates	119,658	123%	53,612	66%	32,361

Operating income	$950,860	36%	$699,729	(6)%	$746,538

     On a consolidated basis, the most important factors and trends contributing to our operating performance over the last three years have been:

•	The war with Iraq and the outbreak of SARS in Asia, both of which negatively impacted leisure travel and our high-end gaming business in late 2002 and early 2003;

•	The new labor contract covering our Las Vegas Strip employees since mid-2002, which calls for significant annual wage and benefits increases through 2007;

•	The current economic recovery in the United States, which began to impact our operations in the latter half of 2003 and continued to positively affect our results in 2004.

•	The ongoing capital investments in upscale amenities at our resorts, which we believe is allowing us to market more effectively to visitors, capture a greater share of these visitors’ increased travel budgets, and generate premium pricing for our resorts’ rooms and other amenities.

     As a result of the above trends, our net revenues increased 10% in 2004, while increasing only 3% in 2003. Net revenues at MGM Grand Las Vegas increased 14% in 2004, due to the addition of several new restaurants, bars and other amenities, and in spite of fewer rooms in service due to room remodel activity. Net revenues at New York-New York increased 26% as the resort continues to benefit from Zumanity and Nine Fine Irishmen, both of which opened in summer 2003. Net revenues at The Mirage decreased 2% as the resort was without the Siegfried & Roy show and the buffet was closed for a portion of the year while Cravings was constructed.

     Our operating income in 2004 increased 36%, due primarily to the strong revenue trends and a full year of Borgata’s results. The increase in income from unconsolidated affiliates is responsible for approximately one-third of the increase in operating income, while improvements at our operating resorts, particularly Bellagio, MGM Grand Las Vegas and New York-New York, make up the rest of the increase. Operating income at MGM Grand Detroit was essentially flat year-over-year, despite an increase in the gaming tax rate from 18% to 24% effective September 2004. Several other factors largely offset: Higher corporate expense due to increased development costs; lower bad debt expense due to improved collections; lower preopening expenses due to Borgata preopening expenses in 2003; and higher property transactions, net due to a $37 million gain on sale of land in 2003.

     In 2003, our operating income decreased by 6%. While revenues grew especially in the second half of 2003, expense growth, particularly in payroll, outpaced revenues.

Operating Results – Detailed Revenue Information

     The following table presents detail of our net revenues:

	Year Ended December 31,
		Percentage		Percentage
	2004	Change	2003	Change	2002
	(In thousands)
Casino revenues, net:
Table games	$943,343	9%	$866,096	(3%)	$893,836
Slots	1,218,589	9%	1,115,029	5%	1,064,491
Other	62,033	10%	56,389	3%	54,513

Casino revenues, net	2,223,965	9%	2,037,514	1%	2,012,840

Non-casino revenue:
Rooms	911,259	9%	833,272	5%	796,861
Food and beverage	841,147	11%	757,278	7%	706,153
Entertainment, retail and other	696,117	7%	647,702	2%	637,625

Non-casino revenues	2,448,523	9%	2,238,252	5%	2,140,639

	4,672,488	9%	4,275,766	3%	4,153,479
Less: Promotional allowances	(434,384)	5%	(413,023)	4%	(396,551)

	$4,238,104	10%	$3,862,743	3%	$3,756,928

     Table games revenues increased as a result of the improvements in the U.S. economy and the general economy worldwide, as well as increased attendance at targeted marketing events, including the New Years period. Total table games volume for the year was up 9%, with particular strength in baccarat volume, up 18%. These are the most significant increases in table games volumes since 2000. Table games revenues decreased in 2003, as a slightly lower hold percentage and the impact of the Iraq war and SARS outbreak in early 2003 were not fully offset by strong volume levels over the latter half of 2003. Table games win percentages were within our normal range for all periods presented.

     Slot revenues increased substantially in both 2003 and 2004. Improvements were the result of strong customer visitation, enhanced marketing programs, the impact of our Players Club rewards program, and the implementation of cashless gaming technology in 2003. Slot win percentages were consistent among all three periods.

     Non-casino revenue increased in 2004 primarily due to the enhanced amenities at our resorts. In addition, we were able to increase the pricing for our rooms and other non-gaming amenities. Our hotel results began to improve notably in the latter half of 2003, particularly at our Las Vegas Strip resorts. For the year ended December 31, 2004 REVPAR at our Las Vegas Strip resorts was $141 compared to $126 in 2003, an increase of 12%. Company-wide REVPAR was $121, an increase of 10% over 2003. This increase was largely rate driven, as occupancy increased from 91% to 92% and ADR increased from $121 to $132. In 2003, company-wide REVPAR increased 6% from $104 to $110, with most of the gains coming in the second half of the year.

Operating Results – Details of Certain Charges

     Preopening and start-up expenses consisted of the following:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Bellagio expansion	$3,805	$—	$—
KÀ	3,655	—	—
Borgata	—	19,326	7,757
New York-New York (Zumanity, Nine Fine Irishmen)	—	4,310	—
Players Club	—	3,051	5,117
Other	2,816	2,579	1,267

	$10,276	$29,266	$14,141

     Preopening and start-up expenses related to Borgata represent our share of the operating results of Borgata prior to its July 2003 opening.

     Restructuring costs (credit) consisted of the following:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Contract termination costs	$3,693	$4,049	$3,257
Reversal of certain September 11 charges	—	—	(10,421)
Siegfried & Roy show closure – The Mirage	—	1,623	—
Reversal of 2000 contract termination costs	—	—	(9,857)
Other	1,932	925	—

	$5,625	$6,597	$(17,021)

     In 2004, restructuring costs include $3 million for contract termination costs related to the Aqua restaurant at Bellagio and $2 million of workforce reduction costs at MGM Grand Detroit as a result of our efforts to minimize the impact of a gaming tax increase in Michigan.

     In 2003, our primary restructuring activities included closing two marketing offices and terminating the related leases, terminating a lease agreement with a restaurant tenant at MGM Grand Las Vegas, and closing the Siegfried & Roy show, which resulted in a charge for employee severance costs.

     In December 2002, we recorded a restructuring credit of $10 million related to a lease contract termination accrual originally recorded in June 2000 as we determined that payment under this obligation was not probable. We recorded $3 million of restructuring charges in December 2002 related to contract termination costs for a restaurant lease and the EFX! show at MGM Grand Las Vegas. In 2001, management responded to a decline in business volumes caused by the September 11 attacks by implementing cost containment strategies which included a significant reduction in payroll and a refocusing of several of our marketing programs. This resulted in a $22 million charge against earnings. As a result of improving business levels and our success at re-hiring a substantial number of previously laid off or terminated employees, management determined in 2002 that a portion of the remaining accrual was no longer necessary. This resulted in a restructuring credit of $10 million in 2002.

     Property transactions, net consisted of the following:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Gain on sale of North Las Vegas land	$—	$(36,776)	$—
Siegfried & Roy theatre write-down – The Mirage	—	1,408	—
Storm damage – Beau Rivage	—	—	7,824
Write-off of Detroit development costs	—	—	4,754
Impairment of assets to be disposed of	473	5,764	2,134
Demolition costs	7,057	6,614	—
Other net losses on asset sales or disposals	1,135	4,049	—

	$8,665	$(18,941)	$14,712

     In 2004, there were no material unusual property transactions. In 2003, we sold 315 acres of land in North Las Vegas, Nevada near Shadow Creek for approximately $55 million, resulting in the $37 million gain reflected above. Prior to 2003, we classified gains and losses on routine assets sales or disposals as a non-operating item at some resorts and as an operating item at other resorts. We believe the preferable presentation of these items is as an element of operating income. Prior period statements have not been reclassified as such transactions were not material in periods prior to 2003. Until 2003, demolition costs were typically capitalized as part of new construction. We began expensing demolition costs on major construction projects as incurred on January 1, 2003, and are accounting for this change in policy prospectively. Demolition costs were not material in periods prior to 2003. Demolition costs in 2004 and 2003 related primarily to preparation for the Bellagio standard room remodel, Bellagio expansion and new theatre at MGM Grand Las Vegas. Impairments of assets to be disposed of in 2003 consisted primarily of assets related to the former EFX! show and restaurants closed during 2003 at MGM Grand Las Vegas.

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

     Non-operating Results

     The following table summarizes information related to interest on our long-term debt:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Interest cost	$401,391	$352,820	$345,448
Less: Capitalized interest	(23,005)	(15,234)	(61,712)

Interest expense, net	$378,386	$337,586	$283,736

Cash paid for interest, net of amounts capitalized	$321,008	$308,198	$266,071
Average total debt balance	$5.5 billion	$5.2 billion	$5.2 billion
Weighted average interest rate	7.2%	6.9%	6.8%

     Interest cost was higher in 2004 as we had a higher average borrowing rate due to increases in variable interest rates and the issuance of significant fixed rate debt in the second half of 2004 in anticipation of the Mandalay merger.

     Capitalized interest increased in 2004 due to the ongoing Bellagio expansion and KÀ theatre projects. Capitalized interest in 2005 will include interest capitalized on Project CityCenter. Capitalized interest decreased in 2003 due to the suspension of development in Atlantic City in late 2002 and the mid-2003 cessation of interest capitalization on the Company’s investment in Borgata, which opened on July 3, 2003.

     Non-operating items from unconsolidated affiliates, primarily our share of Borgata’s interest expense and state income taxes, increased from $10 million in 2003 to $12 million in 2004. The increase is due to the full year of Borgata’s results, offset by a reduction to state income taxes in the fourth quarter of 2004. Borgata received a notice of refund of certain state tax credits and recorded a benefit for amounts earned in 2003 and 2004, which had previously been fully reserved. Our share of the adjustment was $12 million. We expect our share of the benefit of these tax credits to positively impact this line item by approximately $8 million per year for the next three years.

     The following table summarizes information related to our income taxes:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Income from continuing operations before income tax	$555,815	$343,660	$457,927
Income tax provision	205,959	113,387	168,451
Effective income tax rate	37.1%	33.0%	36.8%
Cash paid for income taxes	$128,393	$94,932	$44,579

     The effective income tax rate in 2004 was higher than in 2003 primarily due to the accrual of additional state deferred taxes related to capital investments in New Jersey, non-deductible costs related to a Michigan ballot initiative, overseas development costs for which no tax benefit was provided, and the reversal of a greater amount of tax reserves in 2003 compared to 2004 ($13 million in 2003 versus $6 million in 2004) as a result of completion of audits and the expiration of statutes of limitations. The effective income tax rate in 2003 was lower than in 2002 primarily due to the reversal of tax reserves in 2003. Excluding the reversal, our effective income tax rate was approximately the same in both periods.

     In 2004, taxes paid increased from prior years, primarily due to increased book income and the full utilization of tax credit carryforwards in 2003. Except for 2003, when we made payments to settle IRS audits of prior years, taxes paid have generally been significantly lower than our income tax provision. This is primarily due to accelerated tax depreciation and the utilization of tax credit carryforwards. We utilized the last of these credits in 2003, which resulted in the increase in our cash paid for taxes in 2004.

     We are evaluating the impact of provisions of the American Jobs Creation Act of 2004 (the “Act”) that provide for a special one-time tax deduction of 85 percent on certain repatriated earnings of foreign subsidiaries. Additional guidance from Congress and/or the United States Treasury Department will be necessary for us to complete our evaluation, as it is not clear at this time whether the Act will provide a benefit to us. We will complete our evaluation as soon as practicable following the issuance of guidance and adjust our taxes accordingly, if necessary.

     We have not yet repatriated the net proceeds from the sale of MGM Grand Australia pending our evaluation. Nonetheless, we provided in 2004 deferred U.S. income taxes of $11 million on the basis that such proceeds would be repatriated without the benefit of the 85 percent one-time deduction. Such amount was included in the provision for income taxes on discontinued operations for 2004. We considered the earnings of our Australia operations permanently reinvested prior to the sale of such operations.

     If guidance is issued that indicates our planned repatriation qualifies for the one-time deduction, we will recognize a tax benefit of approximately $7 million as part of continuing operations in the quarter in which such guidance is issued. If no such guidance is issued within the applicable timeframe, then we will attempt to permanently reinvest the proceeds in another foreign jurisdiction, such as Macau. In such case, we would recognize a tax benefit of $11 million as part of continuing operations in the quarter in which the reinvestment is made. We currently do not have a plan to reinvest the proceeds in such manner.

     Liquidity and Capital Resources

Cash Flows – Summary

     Our cash flows consisted of the following:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Net cash provided by operations	$829,247	$740,812	$846,546

Investing cash flows:
Proceeds from the sale of subsidiaries, net	345,730	—	—
Capital expenditures	(702,862)	(550,232)	(300,039)
Investments in unconsolidated affiliates	(11,602)	(41,350)	(80,314)
Other	20,981	35,894	9,143

Net cash used in investing activities	(347,753)	(555,688)	(371,210)

Financing cash flows:
Net repayment under bank credit facilities	(1,574,489)	(285,087)	(270,126)
Issuance of long-term debt	1,528,957	600,000	—
Purchase of treasury stock	(348,895)	(442,864)	(207,590)
Other	68,455	(37,284)	23,231

Net cash used in financing activities	(325,972)	(165,235)	(454,485)

Net increase in cash and cash equivalents	$155,522	$19,889	$20,851

Cash Flows – Operating Activities

     Trends in our operating cash flows tend to follow trends in our operating income, excluding non-cash charges, since our business is primarily cash-based. Cash flow from operations in 2004 increased from 2003 due to higher operating income offset by higher tax payments. Cash flow from operations in 2003 decreased from 2002, resulting from the decrease in operating income and higher cash paid for taxes.

     At December 31, 2004 and 2003, we held cash and cash equivalents of $435 million and $280 million, respectively. We require a certain amount of cash on hand to operate our resorts. Beyond our cash on hand, we utilize a company-wide cash management system to minimize the amount of cash held in banks. Funds are swept from accounts at our resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay borrowings under our bank credit facilities. Included in cash and cash equivalents at December 31, 2004 is $141 million received from the sale of MGM Grand Australia and still held in Australia, pending clarification of the tax rule for repatriated earnings, as discussed earlier.

Cash Flows – Investing Activities

     The sale of the Golden Nugget Subsidiaries closed in January 2004 with net proceeds to the Company of $210 million. The sale of MGM Grand Australia closed in July 2004 with net proceeds to the Company of $136 million.

     Capital expenditures in 2004 increased over 2003 due to continued spending on major projects at several of our resorts, including:

•	The Bellagio expansion completed in December 2004;

•	The theatre for KÀ at MGM Grand Las Vegas, completed in November 2004.

     Spending on these two projects totaled approximately $325 million. Other capital expenditures were made for maintenance capital activities, including room remodel projects at New York-New York and MGM Grand Las Vegas and new restaurant and entertainment amenities at several resorts. Capital expenditures in 2003 were significantly higher than 2002, due largely to major projects at our existing resorts, including projects described above which began in 2003, the Zumanity theatre at New York-New York, the Bellagio room remodel and slot technology improvements. Capital expenditures in 2002 included general property improvements at our resorts, such as a room remodel project at The Mirage, new restaurant and nightclub development at several of our resorts, and various other remodeling projects.

     Investments in unconsolidated affiliates in 2004 primarily consist of contributions to The Residences at MGM Grand. In 2003 and 2002, such investments were primarily our required investments in Borgata. In 2002, we also contributed $44 million to Monte Carlo in connection with Monte Carlo’s retirement of the final $87 million of its outstanding debt.

Cash Flows – Financing Activities

     In 2004, we issued over $1.5 billion of fixed rate debt in various issuances:

•	In February and March 2004, we issued $525 million of 5.875% Senior Notes due 2014;

•	In August 2004, we issued $550 million of 6.75% Senior Notes due 2012;

•	In September 2004, we issued $450 million of 6% Senior Notes due 2009 at a premium to yield 5.65%.

     In 2004, we repaid a net $1.6 billion on our bank credit facilities and repurchased $49 million of our existing senior notes for $52 million, resulting in a loss on early retirement of debt of $6 million (including the write-off of unamortized original issue discount), which is classified as “Other, net” in the accompanying consolidated statement of income. In 2003, we issued $600 million of 6% Senior Notes, due 2009 and repaid a net $285 million on our bank credit facilities. The net proceeds of these financing activities were used to supplement operating cash flows, fund capital expenditures and repurchase shares of our common stock. In 2002, we utilized our operating cash flow to reduce outstanding indebtedness by $270 million, while still funding significant capital expenditures and share repurchases.

     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. Our share repurchase activity was as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
August 2001 authorization (1.4 million and 6.4 million shares purchased)	$—	$36,034	$207,590
February 2003 authorization (10 million shares purchased)	—	335,911	—
November 2003 authorization (8 million and 2 million shares purchased)	348,895	70,919	—

	$348,895	$442,864	$207,590

Average price of shares repurchased	$43.59	$33.17	$32.28

     At December 31, 2004, we had 10 million shares available for repurchase under a July 2004 authorization. We received $136 million, $36 million and $46 million in proceeds from the exercise of employee stock options in the years ended December 31, 2004, 2003 and 2002, respectively.

Principal Debt Arrangements

     Our long-term debt consists of publicly held senior and subordinated notes and bank credit facilities. We pay fixed rates of interest ranging from 5.875% to 9.75% on the senior and subordinated notes. We pay variable interest based on LIBOR on our bank credit facility. We amended our bank credit facility in November 2003, and our current senior credit facility is a $2.5 billion, five-year revolving credit facility with a syndicate of banks led by Bank of America, N.A. As of December 31, 2004, we had approximately $2.4 billion of available liquidity under our bank credit facility. Subsequent to year-end, we redeemed three issuances of senior notes totaling $676 million of principal utilizing available funds under the bank credit facility. Our next maturity of public debt is not due until 2006.

Other Factors Affecting Liquidity

     In November 2004, in anticipation of the Mandalay merger, we entered into an amended and restated bank credit facility with a group of lenders led by Bank of America, N.A. The revised bank credit facility will be effective upon the closing of the Mandalay merger, will mature five years later, and will provide a total of $7.0 billion of borrowing capacity, consisting of a $5.5 billion senior revolving credit facility and $1.5 billion senior term loan facility. The remaining terms are substantially similar to our existing bank credit facility.

Future Developments

     Project CityCenter. In November 2004, we announced a plan to develop a multi-billion dollar urban metropolis, initially called Project CityCenter, on 66 acres of land on the Las Vegas Strip, between Bellagio and Monte Carlo. We anticipate that the first phase of Project CityCenter will include a 4,000-room casino resort, three 400-room boutique hotels, approximately 550,000 square feet of retail shops, dining and entertainment venues, and 1,650 units of luxury condominium, hotel/condominium and private residence clubs.

     We expect that the complete design work for Project CityCenter will take 18 months and that the first phase will open in 2009. The design, budget and schedule of Project CityCenter are still preliminary however, and the ultimate timing, cost and scope of Project CityCenter are subject to risks attendant to large-scale projects.

     Atlantic City, New Jersey. We own approximately 130 acres on Renaissance Pointe in Atlantic City, New Jersey. In addition, Borgata occupies 29 acres at Renaissance Pointe, including 27 acres it owns and two acres we lease to Borgata. Of the remaining land, approximately 95 acres are suitable for development, and a portion of these acres consists of common roads, landscaping and master plan improvements which we designed and developed as required by our agreement with Boyd.

     Borgata is currently expanding its gaming and non-gaming amenities, adding 36 casino table games and 600 slot machines, along with additional restaurant, entertainment and other amenities. This project is expected to be completed in 2006. Additionally, Borgata has plans to add another hotel tower featuring 800 guestrooms, suites and resort condominiums, along with a new spa, parking garage and meeting rooms. This project is expected to be completed in 2007. Neither project is expected to require contributions from us, as existing operating cash flow and Borgata’s recently renegotiated bank credit facility is anticipated to provide for the cost of the expansions.

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

     Detroit, Michigan. MGM Grand Detroit, LLC, in which we hold a controlling interest, has operated an interim casino facility in Detroit, Michigan since July 1999. In August 2002, the Detroit City Council approved revised development agreements with us and two other developers. The revised development agreement released us and the City from certain of the obligations under the original agreement and significantly changed other provisions of the original agreement. We are currently in the process of obtaining land and developing plans for the permanent facility. The design, budget and schedule of the permanent facility are not finalized, and the ultimate timing, cost and scope of the facility are subject to risks attendant to large-scale projects.

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

     United Kingdom. In anticipation of reforms to gambling legislation currently before the United Kingdom’s House of Parliament, we have made several strategic agreements in the United Kingdom, including the following:

     In May 2003, we purchased a 25% interest in Metro Casinos Limited, a company which was developing a new casino in Bristol. Metro Casinos Limited is a subsidiary of R J Bown (Holdings) Ltd, the owner of the Westcliff Casino, one of the largest United Kingdom provincial casinos. We received regulatory approval for our investment in Metro Casinos Limited from the Gaming Board for Great Britain in November 2003. The Bristol facility opened in February 2004.

     In October 2003, we entered into an agreement with the Earls Court and Olympia Group, which operates large exhibition and trade show facilities in London, to form a jointly owned company which would develop an entertainment and gaming facility, which we would operate in space leased from the Earls Court and Olympia Group, to complement the existing Olympia facilities. We made a deposit of £2 million ($4 million based on exchange rates at December 31, 2004), which is refundable if proposed gaming law reforms are not implemented by December 2005. Otherwise, the deposit will be applied to the first year’s rent on a lease between the new company and the Earls Court and Olympia Group. We would make a nominal equity investment and would provide a loan for half of the estimated development costs. The agreement is subject to the implementation of proposed gaming law reforms and a tax structure acceptable to us, and obtaining required planning and other approvals. We own 82.5% of the entity.

     In November 2003, we entered into an agreement with Newcastle United PLC to create a 50-50 joint venture which would build a major new mixed-use development, including casino development, on a site adjacent to Newcastle’s football stadium. Newcastle United PLC contributed the land to the joint venture, and we made an equity investment of £5 million ($10 million based on exchange rates at December 31, 2004), which is refundable if certain conditions have not been met by January 2008. We would develop and operate the complex, as well as own the casino development in leased premises within the complex. The complex is expected to be financed through project-specific borrowings. The agreement is subject to the implementation of proposed gaming law reforms and a tax structure acceptable to us, and obtaining required planning and other approvals.

     In February 2004, we announced an agreement in principle with The British Land Company PLC whereby we would operate a casino in leased premises within a newly developed leisure and entertainment complex adjacent to the Meadowhall Shopping Centre in Sheffield. The agreement is subject to the implementation of proposed gaming law reforms and a tax structure acceptable to us, and obtaining required planning and other approvals.

     Macau. In June 2004, we entered into a joint venture agreement with Pansy Ho Chiu-king to develop, build and operate a hotel-casino resort in Macau S.A.R. The facility, which will use the “MGM Grand” name, will be located on a prime waterfront site and will include world-class resort amenities including a hotel, restaurants, entertainment facilities, convention, retail and spa facilities in addition to a significant gaming component. The agreement is subject to, among other things, the approval of the government of Macau S.A.R. and other regulatory approvals as well as the entry into a subconcession agreement with Sociedade de Jogos de Macau (SJM), the holder of one of the existing concessions to operate a casino in Macau. The Company has committed to invest up to $280 million in the entity in the form of capital contributions and shareholder loans. The complete design, timing, cost and scope of the project are at a preliminary stage and are subject to the risks attendant to large-scale projects.

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

   Off Balance Sheet Arrangements

     Our off balance sheet arrangements consist primarily of investments in unconsolidated affiliates, which currently consist primarily of our investments in Monte Carlo and Borgata. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than straightforward interest rate swaps. Our joint venture and unconsolidated affiliate investments allow us to realize the benefits of owning a full-scale resort in a manner that minimizes our initial investment. We provided a guaranty for up to 50% of the interest and principal payment obligations on the construction financing for The Residences at MGM Grand. Otherwise, we have not guaranteed financing obtained by our investees, nor are there any other provisions of the venture agreements which are unusual or subject us to risks to which we would not be subjected if we had full ownership of the resort.

     At December 31, 2004, we had outstanding letters of credit totaling $51 million, of which $50 million support the bonds issued by the Economic Development Corporation of the City of Detroit. These bonds are recorded as a liability in our consolidated balance sheets. This obligation was undertaken to secure our right to develop a permanent casino in Detroit.

   Commitments and Contractual Obligations

     The following table summarizes our scheduled contractual commitments as of December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter
			(In millions)
Long-term debt	$476	$245	$910	$430	$1,050	$2,400
Estimated interest payments on long-term debt (1)	410	391	341	290	286	461
Capital leases	2	2	2	1	—	—
Operating leases	10	9	8	7	7	332
Long-term liabilities (2)	40	7	6	5	55	4
Other purchase obligations:
Mandalay merger	5,505	—	—	—	—	—
Construction commitments	134	5	—	—	—	—
Employment agreements	100	69	14	1	—	—
Entertainment agreements (3)	73	23	—	—	—	—
Other (4)	43	7	7	7	3	—

	$6,793	$758	$1,288	$741	$1,401	$3,197

(1)	Estimated interest payments on long-term debt are based on principal amounts outstanding at December 31, 2004 after giving effect to the redemption of certain senior notes in February 2005, and forecasted LIBOR rates for our bank credit facility.

(2)	Includes our obligation to support $50 million of bonds issued by the Economic Development Corporation of the City of Detroit as part of our development agreement with the City. The bonds mature in 2009. Also includes the estimated payments of obligations under our deferred compensation and supplemental executive retirement plans, based on balances as of December 31, 2004 and assumptions of retirement based on plan provisions.

(3)	Our largest entertainment commitments consist of minimum contractual payments to Cirque du Soleil, which performs shows at several of our resorts. We are generally contractually committed for a period of 12 months based on our ability to exercise certain termination rights; however, we expect these shows to continue for longer periods.

(4)	The amount for 2005 includes approximately $31 million of open purchase orders. Other commitments are for various contracts, including maintenance and other service agreements and advertising commitments.

     Other significant operating uses of cash in 2005 include tax payments. Other significant investing uses of cash flow in 2005 include uncommitted capital expenditures, expected to be approximately $400 million exclusive of any spending on a permanent casino in Detroit, investments in our Macau joint venture or capital spending at Mandalay resorts.

     We plan to fund our contractual obligations and other estimated spending through a combination of operating cash flow, proceeds from known or expected sales of businesses and available borrowings under our senior credit facility. To fund the Mandalay acquisition, we entered into the revised bank credit facility, which will provide the required funds to fund payments to Mandalay’s shareholders and holders of Mandalay’s convertible debentures, as well as refinance certain of Mandalay’s outstanding borrowings. We are required to sell our interest in one of the two casinos in Detroit, Michigan. The sale of either of these interests will generate significant cash flow. We have generated over $740 million in operating cash flow in each of the past three years, which included deductions for interest payments, tax payments and certain contractually committed payments reflected in the above table, including operating leases, employment agreements and entertainment agreements. We expect to generate a higher level of operating cash flow in 2005 due to improved operating results, expanded facilities and the Mandalay acquisition.

Critical Accounting Policies and Estimates

     Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. To prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in the estimates and assumptions could have a material impact on our results of operations, financial position or cash flows. Senior management and the Audit Committee of the Board of Directors have reviewed the disclosures included herein about our critical accounting estimates, and have reviewed the processes to determine those estimates.

   Allowance for Doubtful Casino Accounts Receivable

     Marker play represents a significant portion of the table games volume at Bellagio, MGM Grand Las Vegas and The Mirage. Our other facilities do not emphasize marker play to the same extent, although we offer markers to customers at those casinos as well.

     We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. At December 31, 2004 and 2003, approximately 54% and 53%, respectively, of our casino accounts receivable was owed by customers from the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. A significant portion of our casino accounts receivable is owed by casino customers from the Far East. At December 31, 2004 and 2003, approximately 25% and 30%, respectively, of our casino accounts receivable was owed by customers from the Far East.

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

     The following table shows key statistics related to our casino receivables:

	At December 31,
	2004	2003	2002
		(In thousands)
Casino accounts receivable	$174,713	$159,569	$166,612
Allowance for doubtful casino accounts receivable	57,111	75,265	85,504
Allowance as a percentage of casino accounts receivable	33%	47%	51%
Median age of casino accounts receivable	33days	43 days	50days
Percentage of casino accounts outstanding over 180 days	15%	23%	27%

     The allowance for doubtful accounts as a percentage of casino accounts receivable has decreased since 2002, the result of improved collections leading to improved credit statistics, reflected in the lower median age of accounts and decreasing percentage of accounts outstanding over 180 days. Our reserve percentage is now consistent with the percentage before the September 11 attacks, and is representative of a more normalized collection experience and positive global economic conditions relative to the conditions in 2001 and 2002.

     At December 31, 2004, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change net income by $1.1 million, or $0.01 per share.

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

     Whether we capitalize interest on a project depends in part on management’s actions. In October 2002, we announced the suspension of development activities on our wholly-owned project on the Renaissance Pointe land in Atlantic City. In connection with that announcement, we stopped capitalizing interest associated with the project. Interest capitalized on this project for the year ended December 31, 2002 was $41 million. In November 2004, we announced the development of Project CityCenter in Las Vegas. In connection with this announcement and the start of design activities, we began capitalizing interest associated with this project, including capitalizing interest on land costs for the portion of the Project CityCenter site not currently being utilized in operations. Interest capitalized on this project for the year ended December 31, 2004 was $2 million.

   Impairment of Long-lived Assets

     We evaluate our property and equipment and other long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be disposed of or assets to be held and used, are recorded as operating expenses.

\

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

     See “Results of Operations” for discussion of write-downs and impairments recorded in 2002, 2003 and 2004. In October 2002, we announced the suspension of our development activities on our wholly-owned project on the Renaissance Pointe land in Atlantic City. In connection therewith, we reviewed the land for potential impairment, and determined no impairment was indicated. In December 2002, in connection with our agreement with Turnberry Associates whereby we are required to contribute land to the venture, we reviewed the land for potential impairment, and determined no impairment was indicated. In June 2003, we entered into an agreement to sell the Golden Nugget Subsidiaries. The fair value less costs to sell exceeds the carrying value, therefore no impairment was indicated. In February 2004, we entered into an agreement to sell MGM Grand Australia. The fair value less costs to sell exceeds the carrying value, therefore no impairment was indicated.

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

     At December 31, 2004, we had $93 million of deferred tax assets and $1.9 billion of deferred tax liabilities. Except for certain New Jersey state net operating losses and certain other New Jersey state deferred tax assets, we believe that it is more likely than not that our deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income. The valuation allowance at December 31, 2004 related to the New Jersey deferred tax assets was $6 million.

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

     In December 2002, we settled the IRS audit of the Company’s 1995 and 1996 tax returns, which did not result in a material impact on our results of operations or financial position. During 2003, we filed amended returns for tax years subsequent to 1996 to reflect the impact of the IRS audits of the 1993 through 1996 tax years on those subsequent years. In the fourth quarter of 2003, the statutes of limitations expired for the 1997 through 1999 tax years, resulting in a reduction of our tax reserves of $13 million and a corresponding reduction in our provision for income taxes. In the third quarter of 2004, the statute of limitations expired for our 2000 tax return, resulting in a reduction of our tax reserves of $6 million and a corresponding reduction in our provision for income taxes. Subsequent to December 31, 2004, we received notice that the IRS will audit our 2001 and 2002 tax returns, and the tax returns for years after 2002 are subject to possible future examination.

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

Accounting Principles Adopted in 2004

   Taxation on Foreign Earnings

     In December 2004, the staff of the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 allows us additional time beyond the financial reporting period in which the Act was enacted to evaluate the effects of the Act on our plans for repatriation of unremitted earnings. Under SFAS 109, we did not historically record a provision for U.S. Federal or State income taxes on undistributed earnings of foreign subsidiaries because such earnings were considered to be indefinitely reinvested in the operations of foreign subsidiaries. Upon the sale of MGM Grand Australia, we did provide deferred taxes of $11 million on the basis that the proceeds would be repatriated without the benefit of the 85 percent one-time deduction provided by the Act. The Act may allow a special one-time deduction of 85 percent of certain repatriated foreign earnings; however, additional clarifying language is necessary to ensure we qualify for the deduction. The potential benefit to us of the repatriation provisions of the Act is $7 million.

   Discontinued operations

     In November 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” (“EITF 03-13”). EITF 03-13 requires us to analyze whether the cash flows of a disposed component have been eliminated from our ongoing operations and whether we retain a continuing involvement in the operations of the disposed component. If significant migration of customers occurs to our other operations, we would be precluded from classifying a sold or disposed operation as a “discontinued” operation. EITF 03-13 is effective for components disposed of or classified as held for sale in periods beginning after December 15, 2004, with optional application to components disposed of or classified as held for sale within that fiscal year. We did not apply EITF 03-13 to our sale of MGM Grand Australia, but if we had applied EITF 03-13 we still would have classified MGM Grand Australia as a discontinued operations.

Recently Issued Accounting Standards

   Stock-based Compensation

     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Under the original standard, SFAS No. 123, “Accounting for Stock-Based Compensation “ (“SFAS 123”), companies had the option of recording stock options issued to employees at fair value or intrinsic value, which generally leads to no expense being recorded. Most companies, including us, opted to use this intrinsic value method and make required disclosures of fair value expense. SFAS 123(R) eliminates this intrinsic value alternative. SFAS 123(R) is effective for us on July 1, 2005, at which time all future share-based payments must be recorded at fair value. Transition methods are discussed below.

     We must make certain changes in the manner of valuation of options and must make certain decisions which will affect the amount and timing of expense recognition, as discussed below.

     Choice of valuation model. Under SFAS 123, stock options were generally valued using the Black-Scholes model. SFAS 123(R) does not specify which model must be used, but requires that certain assumptions be included in the chosen model. Essentially, we have a choice of continuing to apply the Black-Scholes model or applying a binomial (lattice) model. The key difference is that a binomial model can better account for sub-optimal exercises; that is, exercises before the contractual expiration of the option. A binominal model is more complex to apply, and generally results in a lower value than a comparable valuation using the Black-Scholes model. We have not yet determined which model we will apply.

     Choice of vesting patterns. Under SFAS 123(R), awards with graded vesting, as all of our awards have, may be expensed in one of two time patterns: 1) On a straight-line basis over the complete vesting period (as though the entire award was one grant); or 2) On an accelerated basis, treating each vesting layer as a separate grant and amortizing each layer on a straight-line basis. For disclosure purposes under SFAS 123, we used the accelerated basis. We have preliminarily concluded that we will use the straight-line method for future grants under SFAS 123(R). As discussed below under transition methods, such policy will only apply to future grants. Expense recognized under SFAS 123(R) for previously granted options will be recorded on the accelerated basis.

     Estimating forfeitures. Under SFAS 123, we could choose whether to estimate forfeitures at the grant date or recognize actual forfeitures as they occur. Under SFAS 123(R), we must estimate forfeitures as of the grant date.

     Presentation of excess tax benefits in the statement of cash flows. Under SFAS 123(R), the excess of tax benefits realized from the exercise of employee stock options over the tax benefit associated with the financial reporting expense is shown as a financing cash inflow in the statement of cash flows. Previously, these excess benefits were shown as an operating cash inflow.

     Transition alternatives. There are two allowable transition alternatives – the modified-prospective transition or the modified-retrospective transition. Under the modified-prospective transition, we would begin applying the valuation and other criteria to stock options granted beginning July 1, 2005. We would begin recognizing expense for the unvested portion of previously issued grants at the same time, based on the valuation and attribution methods originally used to calculate the disclosures. Under the modified-retrospective transition, we would restate prior periods to reflect the previously calculated amounts in the pro forma disclosures as actual expenses of the prior period (with no change in valuation or attribution methods). Future accounting would be the same as under the modified-prospective transition. We would also restate the statement of cash flows for the change in classification of excess tax benefits. In addition, we would be required under the modified-retrospective transition method to estimate forfeitures for options outstanding as of July 1, 2005 and recognize a cumulative effect of change in accounting principle to reverse such previously recognized compensation. We have not yet determined which transition method we will apply.

     Disclosures. There are additional disclosure requirements under SFAS 123(R), which will not have a material impact on us.

     The impact of adopting SFAS 123(R) on our operating results will depend in part on the amount of stock options or other share-based payments we grant in the future. The following table shows compensation expense related to options granted through December 31, 2004, based on the options’ vesting schedules:

(In thousands)
2002 (Actual, included in our pro forma disclosures)	$47,761
2003 (Actual, included in our pro forma disclosures)	43,310
2004 (Actual, included in our pro forma disclosures)	22,963
2005, through June 30 (Estimated, for pro forma disclosures)	10,299
2005, July 1 through December 31 (Estimated, to be recorded as expense)	10,032

     We do not believe the adoption of SFAS 123(R) will have a material impact on our cash flows or financial position.

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

     In 2003, we entered into three interest rate swap agreements, designated as fair value hedges, which effectively converted $400 million of our fixed rate debt to floating rate debt. In 2004, we terminated interest rate swap agreements with total notional amounts of $400 million and entered into additional interest rate swap agreements designated as fair value hedges with total notional amounts of $100 million, leaving interest rate swap agreements with total notional amounts of $100 million at December 31, 2004.

     Under the terms of these agreements, we make payments based on specified spreads over six-month LIBOR, and receive payments equal to the interest payments due on the fixed rate debt. The interest rate swap agreements qualify for the “shortcut method” allowed under SFAS No. 133, which allows an assumption of no ineffectiveness in the hedging relationship. As such, there is no income statement impact from changes in the fair value of the hedging instruments.

     The following table provides information about our interest rate swaps as of December 31, 2004:

Maturity Date	February 27, 2014
Notional Value	$100 million
Estimated Fair Value	$(81,000)
Average Pay Rate*	4.18%
Average Receive Rate	5.875%

*	Interest rates are determined in arrears. These rates have been estimated based on implied forward rates in the yield curve.

     As of December 31, 2004, after giving effect to the interest rate swaps discussed above, long-term fixed rate borrowings represented approximately 97% of our total borrowings. Assuming a 100 basis-point change in LIBOR, our annual interest cost would change by approximately $2 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We incorporate by reference the information appearing under “Market Risk” in Item 7 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements and Notes to Consolidated Financial Statements, including the Independent Registered Public Accounting Firm’s Report thereon, referred to in Item 15(a)(1) of this Form 10-K, are included at pages 67 to 92 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

   Disclosure Controls and Procedures

     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2004. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

   Management’s Annual Report on Internal Control Over Financial Reporting

     Management’s Annual Report on Internal Control Over Financial Reporting, referred to in Item 15(a)(1) of this Form 10-K, is included at page 65 of this Form 10-K.

   Attestation Report of the Independent Registered Public Accounting Firm

     The Independent Registered Public Accounting Firm’s Attestation Report on management’s assessment of our internal control over financial reporting referred to in Item 15(a)(1) of this Form 10-K, is included at page 66 of this Form 10-K.

   Changes in Internal Control over Financial Reporting

     During the quarter ended December 31, 2004, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We incorporate by reference the information appearing under “Executive Officers of the Registrant” in Item 1 of this Form 10-K and under “Election of Directors” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 4, 2005 (the “Proxy Statement”). We have adopted a code of conduct which is posted on our website, www.mgmmirage.com.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     We incorporate by reference the information appearing under “Audit Committee Report” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1).	Financial Statements.

Included in Part II of this Report:
Management’s Annual Report on Internal Control Over Financial Reporting
Independent Registered Public Accountant’s Report on Internal Control Over Financial Reporting
Independent Registered Public Accountant’s Report on Consolidated Financial Statements
Consolidated Balance Sheets — December 31, 2004 and 2003
Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a)(2).	Financial Statement Schedule.

Included in Part IV of this Report:
Years Ended December 31, 2004, 2003 and 2002
Schedule II — Valuation and Qualifying Accounts

     We have omitted schedules other than the one listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(a)(3). Exhibits.

Exhibit
Number	Description
2(1)	Agreement and Plan of Merger, dated as of March 6, 2000, among Mirage Resorts, Incorporated (“MRI”), the Company and MGMGMR Acquisition, Inc. (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated March 6, 2000).

2(2)	Agreement and Plan of Merger, dated as of June 15, 2004, among MGM MIRAGE, Mandalay Resort Group and MGM MIRAGE Acquisition Co. #61, a wholly owned subsidiary of MGM MIRAGE (incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K dated June 17, 2004).

3(1)	Certificate of Incorporation of the Company, as amended through 1997 (incorporated by reference to Exhibit 3(1) to Registration Statement No. 33-3305 and to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3(2)	Certificate of Amendment to Certificate of Incorporation of the Company, dated January 7, 2000, relating to an increase in the authorized shares of common stock (incorporated by reference to Exhibit 3(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the “1999 10-K”)).

3(3)	Certificate of Amendment to Certificate of Incorporation of the Company, dated January 7, 2000, relating to a 2-for-1 stock split (incorporated by reference to Exhibit 3(3) to the 1999 10-K).

3(4)	Certificate of Amendment to Certificate of Incorporation of the Company, dated August 1, 2000 (incorporated by reference to Exhibit 3(i).4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 (the “September 2000 10-Q”)).

3(5)	Certificate of Amendment to Certificate of Incorporation of the Company, dated June 3, 2003, relating to compliance with provisions of the New Jersey Casino Control Act relating to holders of Company securities (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (the “June 2003 10-Q”)).

3(6)	Amended and Restated Bylaws of the Company, effective May 11, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 (the “June 2004 10-Q”).

4(1)	Indenture, dated as October 15, 1996, between MRI and Firstar Bank of Minnesota, N.A., as trustee (the “MRI 1996 Indenture”) (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of MRI (Commission File No. 01-6697) for the fiscal quarter ended September 30, 1996 (the “MRI September 1996 10-Q”)).

4(2)	Supplemental Indenture, dated as October 15, 1996, to the MRI 1996 Indenture (incorporated by reference to Exhibit 4.2 to the MRI September 1996 10-Q).

4(3)	Indenture, dated as of August 1, 1997, between MRI and First Security Bank, National Association, as trustee (the “MRI 1997 Indenture”) (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of MRI for the fiscal quarter ended June 30, 1997 (the “MRI June 1997 10-Q”)).

4(4)	Supplemental Indenture, dated as of August 1, 1997, to the MRI 1997 Indenture (incorporated by reference to Exhibit 4.2 to the MRI June 1997 10-Q).

Exhibit
Number	Description
4(5)	Indenture, dated as of February 2, 1998, among the Company, as issuer, the Guarantors parties thereto, as guarantors, and PNC Bank, National Association, as trustee (incorporated by reference to Exhibit 4(1) to the Company’s Current Report on Form 8-K, dated February 23, 1998 (the “February 1998 8-K”)).

4(6)	Indenture, dated as of February 4, 1998, between MRI and PNC Bank, National Association, as trustee (the “MRI 1998 Indenture”) (incorporated by reference to Exhibit 4(e) to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1997 (the “MRI 1997 10-K”)).

4(7)	Supplemental Indenture, dated as of February 4, 1998, to the MRI 1998 Indenture (incorporated by reference to Exhibit 4(f) to the MRI 1997 10-K).

4(8)	Schedule setting forth material details of the Indenture, dated as of February 6, 1998, among the Company, as issuer, the Guarantors parties thereto, as guarantors, and U.S. Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4(2) to the February 1998 8-K).

4(9)	Indenture, dated as of May 31, 2000, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated May 22, 2000 (the “May 2000 8-K”)).

4(10)	Indenture, dated as of September 15, 2000, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4 to the Company’s Amended Current Report on Form 8-K/A dated September 12, 2000).

4(11)	First Supplemental Indenture, dated as of September 15, 2000, among the Company, Bellagio Merger Sub, LLC and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4(11) to the 2000 10-K).

4(12)	First Supplemental Indenture, dated as of September 30, 2000, among the Company, Bellagio Merger Sub, LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(12) to the 2000 10-K).

4(13)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1996 Indenture (incorporated by reference to Exhibit 4(13) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 10-K”)).

4(14)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1997 Indenture (incorporated by reference to Exhibit 4(14) to the 2000 10-K).

4(15)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1998 Indenture (incorporated by reference to Exhibit 4(15) to the 2000 10-K).

4(16)	Second Supplemental Indenture, dated as of December 31, 2000, among the Company, MGM Grand Hotel & Casino Merger Sub, LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(16) to the 2000 10-K).

4(17)	Second Supplemental Indenture, dated as of December 31, 2000, among the Company, MGM Grand Hotel & Casino Merger Sub, LLC and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4(17) to the 2000 10-K).

4(18)	Indenture, dated as of January 23, 2001, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated January 18, 2001).

Exhibit
Number	Description
4(19)	Indenture, dated as of September 17, 2003, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 11, 2003).

4(20)	Indenture dated as of February 27, 2004, among the Company, as issuer, the Subsidiary Guarantors, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated February 27, 2004).

4(21)	Indenture dated as of March 23, 2004, among the Company, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q to the fiscal quarter ended March 31, 2004 (the “March 2004 10-Q”).

4(22)	Indenture, dated as of August 25, 2004, among the Company, as issuer, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K dated Agust 25, 2004).

4(23)	Indenture, dated as of September 22, 2004, among the Company, as issuer, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 22, 2004).

10.1(1)	Guarantee, dated as of May 31, 2000, by certain subsidiaries of the Company, in favor of The Chase Manhattan Bank, as successor in interest to PNC Bank, National Association, as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.4 to the May 2000 8-K).

10.1(2)	Schedule setting forth material details of the Guarantee, dated as of May 31, 2000, by certain subsidiaries of the Company, in favor of U.S. Trust Company, National Association (formerly known as U.S. Trust Company of California, N.A.), as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.5 to the May 2000 8-K).

10.1(3)	Guarantee (Mirage Resorts, Incorporated 7.25% Senior Notes Due October 15, 2006), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of Firstar Bank of Minnesota, N.A., as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.6 to the May 2000 8-K).

10.1(4)	Schedule setting forth material details of the Guarantee (Mirage Resorts, Incorporated 6.625% Notes Due February 1, 2005 and 6.75% Notes Due February 1, 2008), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of The Chase Manhattan Bank, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.7 to the May 2000 8-K).

10.1(5)	Schedule setting forth material details of the Guarantee (Mirage Resorts, Incorporated 6.75% Notes Due August 1, 2007 and 7.25% Debentures Due August 1, 2017), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of First Security Bank, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.8 to the May 2000 8-K).

10.1(6)	Instrument of Joinder, dated as of May 31, 2000, by MRI and certain of its wholly owned subsidiaries, in favor of the beneficiaries of the Guarantees referred to therein (incorporated by reference to Exhibit 10.9 to the May 2000 8-K).

Exhibit
Number	Description
10.1(7)	Optional Advance Unsecured Promissory Note, dated as of September 5, 2002, among the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).

10.1(8)	Third Amended and Restated Loan Agreement, dated as of November 24, 2003, among the Company, as Borrower, and MGM Grand Detroit, LLC, as Co-Borrower, the Lenders, Co-Documentation Agents and Co-Syndication Agents therein named and Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to Exhibit 10.1(10) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.1(9)	First Amendment, dated as of August 11, 2004, to the third Amended and Restated Loan Agreement dated November 24, 2003, among the Company, as Borrower, and MGM Grand Detroit, LLC, as Co-Borrower, the Lenders, Co-Documentation Agents and Co-Syndication Agents therein named and Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Book Managers, (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (the “September 2004 10-Q”).

10.1(10)	Fourth Amended and Restated Loan Agreement, dated November 22, 2004, by and among the Company, as Borrower, MGM Grand Detroit, LLC, as a Co-Borrower, the Lenders and Co-Documentation Agents therein named, Bank of America, N.A., as the Administrative Agent, The Royal Bank of Scotland PLC, as the Syndication Agent, and Bank of America Securities LLC and The Royal Bank of Scotland PLC, as Joint Lead Arrangers and Joint Book Managers.

10.1(11)	Guaranty Agreement, dated August 16, 2004, by MGM MIRAGE in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Lenders from time to time party to a Construction Loan Agreement with the Borrower, Turnberry/MGM Grand Towers, LLC (incorporated by reference to Exhibit 10.2 of the September 2004 10-Q).

10.2(1)	Amended and Restated Ground Lease Agreement, dated July 1, 1993, between Primm South Real Estate Company and The Primadonna Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Primadonna Resorts, Inc. (Commission File No. 0-21732) for the fiscal quarter ended September 30, 1993).

10.2(2)	First Amendment to the Amended and Restated Ground Lease Agreement and Consent and Waiver, dated as of August 25, 1997, between The Primadonna Corporation and Primm South Real Estate Company (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Primadonna Resorts, Inc. for the fiscal year ended December 31, 1997).

10.2(3)	Public Trust Tidelands Lease, dated February 4, 1999, between the State of Mississippi and Beau Rivage Resorts, Inc. (without exhibits) (incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1999).

10.2(4)	Stock Purchase Agreement, by and among MGM MIRAGE, Mirage Resorts, Incorporated, GNLV, CORP., GNL, CORP., Golden Nugget Experience, LLC and Poster Financial Group, Inc., dated as of June 24, 2003 (incorporated by reference to the June 2003 10-Q).

*10.3(1)	Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the “1996 10-K”)).

*10.3(2)	Incentive Stock Option Plan (incorporated by reference to Exhibit 10(2) to the 1996 10-K).

Exhibit
Number	Description
*10.3(3)	1997 Nonqualified Stock Option Plan, Amended and Restated – February 2, 2004 (incorporated by reference to Exhibit 10.1 of the June 2004 10-Q).

*10.3(4)	1997 Incentive Stock Option Plan, giving effect to amendment approved by the Company’s shareholders on August 1, 2000 (incorporated by reference to Exhibit 10.4 to the September 2000 10-Q).

*10.3(5)	Amended and Restated Annual Performance Based Incentive Plan for Executive Officers, giving effect to amendment approved by the Company’s shareholders on May 13, 2003 (incorporated by reference to Appendix B to the 2003 Proxy Statement).

*10.3(6)	Non-Qualified Deferred Compensation Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.3(12) to the 2000 10-K).

*10.3(7)	Supplemental Executive Retirement Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.3(13) to the 2000 10-K).

*10.3(8)	Deferred Compensation Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 10, 2005 (the “January 2005 8-K”).

*10.3(9)	Supplemental Executive Retirement Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.1 to the January 2005 8-K).

*10.3(10)	Employment Agreement, dated as of July 9, 2001, between the Company and William J. Hornbuckle (incorporated by reference to Exhibit 10.3(14) to the 2001 10-K).

*10.3(11)	Employment Agreement, dated June 1, 2002, between the Company and J. Terrence Lanni (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 (the “June 2002 10-Q”).

*10.3(12)	Employment Agreement, dated June 1, 2002, between the Company and James J. Murren (incorporated by reference to Exhibit 10.2 to the June 2002 10-Q).

*10.3(13)	Employment Agreement, dated June 1, 2002, between the Company and John T. Redmond (incorporated by reference to Exhibit 10.3 to the June 2002 10-Q).

*10.3(14)	Employment Agreement, dated June 1, 2002, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.4 to the June 2002 10-Q).

*10.3(15)	Employment Agreement, dated June 1, 2002, between the Company and Gary N. Jacobs (incorporated by reference to Exhibit 10.5 to the June 2002 10-Q).

*10.3(16)	Employment Agreement, dated June 1, 2002, between the Company and Kenneth Rosevear (incorporated by reference to Exhibit 10.6 to the June 2002 10-Q).

10.4(1)	An Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated May 3, 1996 (without exhibits) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of MRI for the fiscal quarter ended March 31, 1996 (the “MRI March 1996 10-Q”)).

10.4(2)	Completion Guaranty, dated as of May 3, 1996, by MRI in favor of the City of Atlantic City (incorporated by reference to Exhibit 10.2 to the MRI March 1996 10-Q).

10.4(3)	An Amendment to the May 3, 1996 Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated January 8, 1998 (without exhibits) (incorporated by reference to Exhibit 10(nnn) to the MRI 1997 10-K).

Exhibit
Number	Description
10.4(4)	A Second Amendment to the May 3, 1996 Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated December 15, 1998 (incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1998 (the “MRI 1998 10-K”)).

10.4(5)	A Third Amendment to the May 3, 1996 Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated January 13, 1999 (without exhibits) (incorporated by reference to Exhibit 10.80 to the MRI 1998 10-K).

10.4(6)	Second Amended and Restated Joint Venture Agreement of Marina District Development Company, dated as of August 31, 2000, between MAC, CORP. and Boyd Atlantic City, Inc. (without exhibits) (incorporated by reference to Exhibit 10.2 to the September 2000 10-Q).

10.4(7)	H-Tract Tri-Party Agreement, dated October 18, 2000, among Marina District Development Company, MAC, CORP. and the City of Atlantic City (without exhibits) (incorporated by reference to Exhibit 10.4(13) to the 2000 10-K).

10.4(8)	A Fourth Amendment to the May 3, 1996 Agreement Between the City of Atlantic City and Mirage Resorts, Incorporated for the Development of the Huron North Redevelopment Area, dated October 18, 2000 (without exhibits) (incorporated by reference to Exhibit 10.4(14) to the 2000 10-K).

10.4(9)	Contribution and Adoption Agreement, dated as of December 13, 2000, among Marina District Development Holding Co., LLC, MAC, CORP. and Boyd Atlantic City, Inc. (incorporated by reference to Exhibit 10.4(15) to the 2000 10-K).

10.5(1)	Revised Development Agreement among the City of Detroit, The Economic Development Corporation of the City of Detroit and MGM Grand Detroit, LLC (incorporated by reference to Exhibit 10.10 to the June 2002 10-Q).

10.6(1)	Joint Venture Agreement of Victoria Partners, dated as of December 9, 1994, among MRGS Corp., Gold Strike L.V. and MRI (without exhibit) (the “Joint Venture Agreement”) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of MRI dated December 9, 1994).

10.6(2)	Amendment No. 1 to the Joint Venture Agreement, dated as of April 17, 1995 (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q of MRI for the fiscal quarter ended March 31, 1995).

10.6(3)	Amendment No. 2 to the Joint Venture Agreement, dated as of September 25, 1995 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of MRI for the fiscal quarter ended September 30, 1995).

10.6(4)	Amendment No. 3 to the Joint Venture Agreement, dated as of February 28, 1996 (incorporated by reference to Exhibit 10(nnn) to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1995).

10.6(5)	Amendment No. 4 to the Joint Venture Agreement, dated as of May 29, 1996 (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of Mandalay Resort Group (Commission File No. 01-8570) for the fiscal quarter ended April 30, 1996).

10.7	Stock Purchase Agreement, dated as of April 14, 2000, between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.6 to the June 2000 10-Q).

Exhibit
Number	Description
10.8	Agreement for Sale of Shares and Units, by and among MGM Grand Australia Pty Ltd and SKYCITY Australia Pty Ltd, as purchaser, and SKYCITY Entertainment Group Limited, as guarantor, dated February 11, 2004 (incorporated by reference to Exhibit 10.1 to the March 2004 10-Q).

21	List of subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

**	Exhibits 32.1 and 32.2 shall not be deemed filed with the Securities and Exchange Commission, nor shall they be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Securities Exchange Act of 1934 or the Securities Act of 1933, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

MANAGEMENT’S ANNUAL REPORT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

   Management’s Responsibilities

     Management is responsible for establishing and maintaining adequate internal control over financial reporting for MGM MIRAGE (a Delaware corporation) and subsidiaries (the “Company”).

   Objective of Internal Control Over Financial Reporting

     In establishing adequate internal control over financial reporting, management has developed and maintained a system of internal control, policies and procedures designed to provide reasonable assurance that information contained in the accompanying consolidated financial statements and other information presented in this annual report is reliable, does not contain any untrue statement of a material fact or omit to state a material fact, and fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this annual report. Significant elements of the Company’s internal control over financial reporting include, for example:

•	Hiring skilled accounting personnel and training them appropriately;

•	Written accounting policies;

•	Written documentation of accounting systems and procedures;

•	Segregation of incompatible duties;

•	Internal audit function to monitor the effectiveness of the system of internal control;

•	Oversight by an independent Audit Committee of the Board of Directors.

Management’s Evaluation

     Management has evaluated the Company’s internal control over financial reporting using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation as of December 31, 2004, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

   Report of Independent Registered Public Accounting Firm

     Deloitte & Touche LLP audited the Company’s consolidated financial statements as of and for the period ended December 31, 2004 and issued their report thereon, which is included in this annual report. Deloitte & Touche LLP has also issued an attestation report on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting, and such report is also included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of MGM MIRAGE

     We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”, that MGM MIRAGE (a Delaware corporation) and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 10, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of MGM MIRAGE

     We have audited the accompanying consolidated balance sheets of MGM MIRAGE (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 10, 2005

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	At December 31,
	2004	2003
ASSETS

Current assets
Cash and cash equivalents	$435,128	$279,606
Accounts receivable, net	204,151	139,475
Inventories	70,333	65,189
Income tax receivable	—	9,901
Deferred income taxes	28,928	49,286
Prepaid expenses and other	81,662	89,641
Assets held for sale	—	226,082

Total current assets	820,202	859,180

Property and equipment, net	8,914,142	8,681,339

Other assets
Investments in unconsolidated affiliates	842,640	756,012
Goodwill and other intangible assets, net	233,335	267,668
Deposits and other assets, net	304,710	247,070

Total other assets	1,380,685	1,270,750

	$11,115,029	$10,811,269

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$198,050	$186,998
Income taxes payable	4,991	—
Current portion of long-term debt	14	9,008
Accrued interest on long-term debt	116,997	87,711
Other accrued liabilities	607,925	559,445
Liabilities related to assets held for sale	—	23,456

Total current liabilities	927,977	866,618

Deferred income taxes	1,802,008	1,765,426
Long-term debt	5,458,848	5,521,890
Other long-term obligations	154,492	123,547

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $.01 par value: authorized 300,000,000 shares, issued 173,573,934 and 168,268,213 shares; outstanding 140,369,934 and 143,096,213 shares	1,736	1,683
Capital in excess of par value	2,346,329	2,171,625
Deferred compensation	(10,878)	(19,174)
Treasury stock, at cost (33,204,000 and 25,172,000 shares)	(1,110,551)	(760,594)
Retained earnings	1,546,235	1,133,903
Accumulated other comprehensive income (loss)	(1,167)	6,345

Total stockholders’ equity	2,771,704	2,533,788

	$11,115,029	$10,811,269

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues
Casino	$2,223,965	$2,037,514	$2,012,840
Rooms	911,259	833,272	796,861
Food and beverage	841,147	757,278	706,153
Entertainment	270,799	255,995	251,488
Retail	184,438	180,935	170,537
Other	240,880	210,772	215,600

	4,672,488	4,275,766	4,153,479
Less: Promotional allowances	(434,384)	(413,023)	(396,551)

	4,238,104	3,862,743	3,756,928

Expenses
Casino	1,106,142	1,040,948	1,007,968
Rooms	247,387	234,693	211,401
Food and beverage	482,417	436,754	393,166
Entertainment	192,390	183,012	181,403
Retail	118,413	115,123	108,325
Other	146,146	130,698	114,431
Provision for doubtful accounts	(3,629)	12,570	27,675
General and administrative	612,615	583,599	560,909
Corporate expense	77,910	61,541	43,856
Preopening and start-up expenses	10,276	29,266	14,141
Restructuring costs (credit)	5,625	6,597	(17,021)
Property transactions, net	8,665	(18,941)	14,712
Depreciation and amortization	402,545	400,766	381,785

	3,406,902	3,216,626	3,042,751

Income from unconsolidated affiliates	119,658	53,612	32,361

Operating income	950,860	699,729	746,538

Non-operating income (expense)
Interest income	5,664	4,078	4,071
Interest expense, net	(378,386)	(337,586)	(283,736)
Non-operating items from unconsolidated affiliates	(12,298)	(10,401)	(1,335)
Other, net	(10,025)	(12,160)	(7,611)

	(395,045)	(356,069)	(288,611)

Income from continuing operations before income taxes	555,815	343,660	457,927
Provision for income taxes	(205,959)	(113,387)	(168,451)

Income from continuing operations	349,856	230,273	289,476

Discontinued operations
Income from discontinued operations, including gain (loss) on disposal of $82,538 (2004) and $(6,735) (2003)	94,207	16,075	7,883
Provision for income taxes	(31,731)	(2,651)	(4,924)

	62,476	13,424	2,959

Net income	$412,332	$243,697	$292,435

Basic income per share of common stock
Income from continuing operations	$2.51	$1.55	$1.83
Discontinued operations	0.44	0.09	0.02

Net income per share	$2.95	$1.64	$1.85

Diluted income per share of common stock
Income from continuing operations	$2.42	$1.52	$1.81
Discontinued operations	0.43	0.09	0.02

Net income per share	$2.85	$1.61	$1.83

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net income	$412,332	$243,697	$292,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	403,039	412,937	398,623
Amortization of debt discount and issuance costs	31,217	35,826	28,527
Provision for doubtful accounts	(3,522)	13,668	28,352
Property transactions, net	8,661	(18,336)	14,712
Loss on early retirements of debt	5,527	3,244	504
(Gain) loss on disposal of discontinued operations	(82,538)	6,735	—
Income from unconsolidated affiliates	(107,360)	(43,211)	(31,765)
Distributions from unconsolidated affiliates	51,500	38,000	37,000
Deferred income taxes	55,647	28,362	90,852
Tax benefit from stock option exercises	38,911	9,505	18,050
Changes in assets and liabilities:
Accounts receivable	(48,533)	(14,330)	(24,107)
Inventories	(8,557)	(2,205)	(5,685)
Income taxes receivable and payable	14,891	(10,538)	12,714
Prepaid expenses and other	1,109	(8,500)	(16,142)
Accounts payable and accrued liabilities	72,392	53,971	(275)
Other	(15,469)	(8,013)	2,751

Net cash provided by operating activities	829,247	740,812	846,546

Cash flows from investing activities
Purchases of property and equipment	(702,862)	(550,232)	(300,039)
Proceeds from the sale of the Golden Nugget Subsidiaries and MGM Grand Australia Subsidiaries, net	345,730	—	—
Dispositions of property and equipment	32,978	56,614	20,340
Investments in unconsolidated affiliates	(11,602)	(41,350)	(80,314)
Change in construction payable	17,329	12,953	6,313
Other	(29,326)	(33,673)	(17,510)

Net cash used in investing activities	(347,753)	(555,688)	(371,210)

Cash flows from financing activities
Net repayment under bank credit facilities	(1,574,489)	(285,087)	(270,126)
Issuance of long-term debt	1,528,957	600,000	—
Repurchase of senior notes	(52,149)	(28,011)	—
Debt issuance costs	(13,349)	(25,374)	(848)
Issuance of common stock	135,910	36,254	45,985
Purchases of treasury stock	(348,895)	(442,864)	(207,590)
Other	(1,957)	(20,153)	(21,906)

Net cash used in financing activities	(325,972)	(165,235)	(454,485)

Cash and cash equivalents
Net increase for the year	155,522	19,889	20,851
Cash related to discontinued operations	—	(15,230)	—
Balance, beginning of year	279,606	274,947	254,096

Balance, end of year	$435,128	$279,606	$274,947

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$321,008	$308,198	$266,071
State, federal and foreign income taxes paid	128,393	94,932	44,579

Non-cash investing and financing transactions
Acquisition of Detroit development rights	$—	$—	$115,056

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

For the Years Ended December 31, 2004, 2003 and 2002

							Accumulated Other
	Common Stock		Capital in				Comprehensive	Total
	Shares	Par	Excess of	Deferred	Treasury	Retained	Income	Stockholders’
	Outstanding	Value	Par Value	Compensation	Stock	Earnings	(Loss)	Equity
Balances, January 1, 2002	157,396	$1,637	$2,049,841	$—	$(129,399)	$597,771	$(9,150)	$2,510,700

Net income	—	—	—	—	—	292,435	—	292,435
Currency translation adjustment	—	—	—	—	—	—	6,085	6,085
Derivative loss from unconsolidated affiliate, net	—	—	—	—	—	—	(5,821)	(5,821)

Total comprehensive income	—	—	—	—	—	—	—	292,699

Issuance of restricted stock	903	—	12,000	(31,769)	19,769	—	—	—
Cancellation of restricted stock	(6)	—	—	212	(212)	—	—	—
Amortization of deferred compensation	—	—	—	4,523	—	—	—	4,523
Issuance of common stock upon exercise of stock options	2,707	27	45,735	—	—	—	—	45,762
Purchases of treasury stock	(6,426)	—	—	—	(207,590)	—	—	(207,590)
Tax benefit from stock option exercises	—	—	18,050	—	—	—	—	18,050

Balances, December 31, 2002	154,574	1,664	2,125,626	(27,034)	(317,432)	890,206	(8,886)	2,664,144

Net income	—	—	—	—	—	243,697	—	243,697
Currency translation adjustment	—	—	—	—	—	—	12,313	12,313
Derivative income from unconsolidated affiliate, net	—	—	—	—	—	—	2,918	2,918

Total comprehensive income	—	—	—	—	—	—	—	258,928

Cancellation of restricted stock	(10)	—	(54)	352	(298)	—	—	—
Issuance of stock options to non-employees	—	—	313	(313)	—	—	—	—
Amortization of deferred compensation	—	—	—	7,821	—	—	—	7,821
Issuance of common stock upon exercise of stock options	1,875	19	36,235	—	—	—	—	36,254
Purchases of treasury stock	(13,343)	—	—	—	(442,864)	—	—	(442,864)
Tax benefit from stock option exercises	—	—	9,505	—	—	—	—	9,505

Balances, December 31, 2003	143,096	1,683	2,171,625	(19,174)	(760,594)	1,133,903	6,345	2,533,788

Net income	—	—	—	—	—	412,332	—	412,332
Currency translation adjustment	—	—	—	—	—	—	(10,336)	(10,336)
Derivative income from unconsolidated affiliate, net	—	—	—	—	—	—	2,824	2,824

Total comprehensive income	—	—	—	—	—	—	—	404,820

Cancellation of restricted stock	(32)	—	(64)	1,126	(1,062)	—	—	—
Amortization of deferred compensation	—	—	—	7,170	—	—	—	7,170
Issuance of common stock upon exercise of stock options	5,306	53	135,857	—	—	—	—	135,910
Purchases of treasury stock	(8,000)	—	—	—	(348,895)	—	—	(348,895)
Tax benefit from stock option exercises	—	—	38,911	—	—	—	—	38,911

Balances, December 31, 2004	140,370	$1,736	$2,346,329	$(10,878)	$(1,110,551)	$1,546,235	$(1,167)	$2,771,704

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION

     MGM MIRAGE (the “Company”), formerly MGM Grand, Inc., is a Delaware corporation, incorporated on January 29, 1986. As of December 31, 2004 approximately 58% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, owns and/or operates casino resorts.

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

     The Company owns and operates Beau Rivage, a beachfront resort located in Biloxi, Mississippi. The Company also owns a 50% interest in a limited liability company that owns Borgata, a casino resort at Renaissance Pointe, located in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. Borgata opened in July 2003. The Company owns approximately 95 developable acres adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements which the Company designed and developed as required under the agreement with Boyd.

     Until July 2004, the Company owned and operated MGM Grand Australia and until January 2004, the Company owned and operated the Golden Nugget Las Vegas in downtown Las Vegas and the Golden Nugget Laughlin in Laughlin, Nevada (the “Golden Nugget Subsidiaries”). Until June 2003, the Company operated PLAYMGMMIRAGE.com, the Company’s online gaming website based in the Isle of Man. See Note 3 for further information regarding these discontinued operations. In the second quarter of 2002, the Company received proceeds of $11 million upon termination of management agreements covering four casinos in the Republic of South Africa. Prior to the termination, the Company managed three permanent casinos and one interim casino and received management fees from its partner, Tsogo Sun Gaming & Entertainment. The termination fee was recorded as part of other revenues in the accompanying consolidated statements of income.

     The Company is actively seeking future development opportunities in the United Kingdom. In May 2003, the Company acquired a 25% interest in Metro Casinos Limited, a United Kingdom gaming company which operates a casino in Bristol. See Note 10 for discussion of other potential developments in the United Kingdom.

     In June 2004, the Company entered into a joint venture agreement to develop, build and operate a hotel-casino resort in Macau S.A.R. The agreement is subject to, among other things, the approval of the government of Macau S.A.R., and other regulatory approvals, as well as the entry into a subconcession agreement with the holder of one of the existing concessions.

     On June 16, 2004, the Company announced that it had entered into a definitive merger agreement with Mandalay Resort Group (“Mandalay”), a publicly traded company, under which the Company will acquire Mandalay for $71.00 in cash for each share of common stock of Mandalay. Mandalay owns and operates eleven properties in Nevada, including Mandalay Bay, Luxor, Excalibur, Circus Circus, and Slots-A-Fun in Las Vegas, Circus Circus-Reno in Reno, Colorado Belle and Edgewater in Laughlin, Gold Strike and Nevada Landing in Jean, and Railroad Pass in Henderson. Mandalay also owns and operates Gold Strike, a hotel/casino in Tunica County, Mississippi. In addition, Mandalay owns a 50% interest in Silver Legacy in Reno, a 50% interest in Monte Carlo in Las Vegas, a 50% interest in Grand Victoria, a riverboat in Elgin, Illinois, and a 53.5% interest in MotorCity in Detroit, Michigan. The total consideration is approximately $8.1 billion, including equity value of approximately $4.8 billion, convertible debentures with a redemption value of approximately $574 million, the assumption or repayment of other outstanding Mandalay debt with a fair value of approximately $2.6 billion as of December 31, 2004, and $100 million of estimated transaction costs. The transaction is structured as a merger of one of the Company’s wholly-owned subsidiaries with and into Mandalay. The transaction will be accounted for as a purchase and is anticipated to close during the first quarter of 2005.

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

     Cash and cash equivalents. Cash and cash equivalents include investments and interest bearing instruments with maturities of three months or less at the date of acquisition. Such investments are carried at cost which approximates market value. Effective December 31, 2004, the Company is recording book overdraft balances resulting from its cash management program as accounts payable, and has reclassified prior period balances to conform to this presentation.

     Accounts receivable and credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues markers to approved casino customers following background checks and investigations of creditworthiness. At December 31, 2004, a substantial portion of the Company’s receivables were due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

     Trade receivables, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2004, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

     Inventories. Inventories consist of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market. Cost is determined primarily by the average cost method for food and beverage and supplies and the retail inventory or specific identification methods for retail merchandise.

     Property and equipment. Property and equipment are stated at cost. Gains or losses on dispositions of property and equipment are included in the determination of income. Maintenance costs are expensed as incurred. Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

Buildings	40 years
Building improvements	15 to 40 years
Land improvements	15 to 40 years
Equipment, furniture, fixtures, and leasehold improvements	3 to 20 years

     We evaluate our property and equipment and other long-lived assets for impairment in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is estimated based on comparable asset sales, solicited offers, or a discounted cash flow model.

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

     For a discussion of recognized impairment losses, see Note 14. In October 2002, the Company announced the suspension of development activities on its wholly-owned project on the Renaissance Pointe land in Atlantic City. In connection therewith, the Company reviewed the land for potential impairment, and determined that no impairment was indicated. In December 2002, the Company entered into an agreement with Turnberry Associates to form a venture to construct condominium residences behind MGM Grand Las Vegas. As part of the agreement, the Company contributed land to the venture. The Company reviewed the land for potential impairment, and determined no impairment was indicated.

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

     Goodwill and other intangible assets. Goodwill and intangible assets consisted of the following:

	At December 31,
	2004	2003
	(In thousands)
Goodwill:
Mirage acquisition (2000)	$76,342	$76,342
MGM Grand Australia acquisition (1995)	—	34,259
Other	7,415	7,833

	83,757	118,434
Indefinite-lived intangible assets:
Detroit development rights	115,056	115,056
Trademarks, license rights and other	17,554	17,554

	132,610	132,610
Other intangible assets	16,968	16,624

	$233,335	$267,668

     Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill related to the Mirage acquisition was assigned to Bellagio, The Mirage and TI. Other goodwill relates to the Company’s 2003 acquisition for $9 million of majority interests in the entities that operate the nightclubs Light and Caramel, located in Bellagio, and Mist, located in TI. Changes in the recorded balances of goodwill are as follows:

	Year Ended December 31,
	2004	2003
	(In thousands)
Balance, beginning of period	$118,434	$105,504
Currency translation adjustment	(992)	8,433
Goodwill assigned to discontinued operations	(33,267)	(3,336)
Goodwill acquired during the period	—	7,833
Other	(418)	—

Balance, end of the period	$83,757	$118,434

     The Company’s indefinite-lived intangible assets consist primarily of development rights in Detroit (see Note 10) and trademarks . The Company’s finite–lived intangible assets consist primarily of lease acquisition costs, amortized over the life of the related leases, and certain license rights with contractually limited terms, amortized over their contractual life.

     Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for goodwill and indefinite-lived intangible assets in 2004 or 2003.

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

     Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The consensus in EITF 01-9 requires that sales incentives be recorded as a reduction of revenue and that points earned in point-loyalty programs, such as our Players Club loyalty program, must be recorded as a reduction of revenue. The Company recognizes incentives related to casino play and points earned in Players Club as a direct reduction of casino revenue.

     Existing industry practice related to non-gaming revenues already complied with EITF 01-9. The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows:

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
Rooms	$63,652	$64,103	$60,544
Food and beverage	191,695	178,399	169,676
Other	25,213	21,560	19,920

	$280,560	$264,062	$250,140

     Advertising. The Company expenses advertising costs the first time the advertising takes place. Advertising expense, which is generally included in general and administrative expenses, was $57 million, $54 million and $52 million for 2004, 2003 and 2002, respectively.

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

     Preopening and start-up expenses. The Company accounts for costs incurred during the preopening and start-up phases of operations in accordance with Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”. Preopening and start-up costs, including organizational costs, are expensed as incurred. Costs classified as preopening and start-up expenses include payroll, outside services, advertising, and other expenses related to new or start-up operations and new customer initiatives.

     Income per share of common stock. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
Weighted-average common shares outstanding used in the calculation of basic earnings per share	139,663	148,930	157,809
Potential dilution from stock options and restricted stock	5,003	2,662	2,131

Weighted-average common and common equivalent shares used in the calculation of diluted earnings per share	144,666	151,592	159,940

     Stock-based compensation. The Company accounts for stock-based compensation, including employee stock option plans, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and the Financial Accounting Standards Board’s Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”, and discloses supplemental information in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). The Company does not incur compensation expense for employee stock options when the exercise price is at least 100% of the market value of the Company’s common stock on the date of grant. For disclosure purposes, employee stock options are measured at fair value and compensation is assumed to be amortized over the vesting periods of the options.

     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Under the original standard, SFAS No. 123, companies had the option of recording stock options issued to employees at fair value or intrinsic value, which generally leads to no expense being recorded. The Company opted to use this intrinsic value method and make required disclosures of fair value expense. SFAS 123(R) eliminates this intrinsic value alternative. SFAS 123(R) is effective for the Company on July 1, 2005, at which time all future share-based payments must be recorded at fair value.

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

     As of December 31, 2004, the aggregate number of stock options available for grant was 2.2 million. A summary of the status of the Company’s stock option plans is presented below:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000’s)	Price	(000’s)	Price	(000’s)	Price
Outstanding at beginning of year	20,867	$27.37	14,323	$27.18	11,049	$20.67
Granted	276	45.87	8,691	26.11	6,484	34.17
Exercised	(5,306)	25.58	(1,875)	19.33	(2,707)	16.99
Terminated	(472)	27.73	(272)	32.76	(503)	29.51

Outstanding at end of year	15,365	28.31	20,867	27.37	14,323	27.18

Exercisable at end of year	7,490	29.00	8,835	27.01	7,582	24.90

     The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices	(000’s)	Life (Years)	Price	(000’s)	Price
$10.99 - $13.31	949	2.3	$13.15	949	$13.15
$16.59 - $24.70	829	4.7	22.41	765	22.48
$25.16 - $37.73	13,254	7.7	29.34	5,735	32.42
$40.15 - $54.43	333	8.9	45.18	41	40.27

	15,365	7.2	28.31	7,490	29.00

     Had the Company accounted for these plans under the fair value method allowed by SFAS 123, the Company’s net income and earnings per share would have been reduced to recognize the fair value of employee stock options. The following are required disclosures under SFAS 123 and SFAS 148:

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Net income
As reported	$412,332	243,697	$292,435
Stock-based compensation under SFAS 123	(22,963)	(43,310)	(47,761)

Pro forma	$389,369	$200,387	$244,674

Basic earnings per share
As reported	$2.95	$1.64	$1.85
Stock-based compensation under SFAS 123	(0.16)	(0.29)	(0.30)

Pro forma	$2.79	$1.35	$1.55

Diluted earnings per share
As reported	$2.85	$1.61	$1.83
Stock-based compensation under SFAS 123	(0.16)	(0.29)	(0.30)

Pro forma	$2.69	$1.32	$1.53

     Reported net income includes $5 million, $5 million and $3 million, net of tax, of amortization of restricted stock and non-employee stock option compensation for the years ended December 31, 2004, 2003 and 2002, respectively. For purposes of computing the pro forma compensation, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 3% in 2004, 3% in 2003, and 4% in 2002; no expected dividend yields for the years presented; expected lives of 5 years for the years presented; and expected volatility of 42% in 2004, 42% in 2003 and 50% in 2002. The estimated weighted average fair value of options granted in 2004, 2003 and 2002 was $19.10, $10.64 and $16.32, respectively.

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

     Comprehensive income. Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. Elements of the Company’s other comprehensive income are reported in the accompanying consolidated statement of stockholders’ equity, and the cumulative balance of these elements consisted of the following:

	At December 31,
	2004	2003
	(In thousands)
Derivative loss from unconsolidated affiliate, net	$(1,863)	$(4,687)
Foreign currency translation adjustments	696	11,032

	$(1,167)	$6,345

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

     The results of the Golden Nugget Subsidiaries, Online and MGM Grand Australia are classified as discontinued operations in the accompanying consolidated statements of income for all periods presented. Net revenues of discontinued operations were $45 million, $231 million and $222 million, respectively, for the years ended December 31, 2004, 2003 and 2002. Included in income from discontinued operations is an allocation of interest expense based on the ratio of the net assets of the discontinued operations to the total consolidated net assets and debt of the Company. Interest allocated to discontinued operations was $2 million, $9 million and $9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Included in discontinued operations for the year ended December 31, 2003 is a loss on disposal of Online of $7 million relating primarily to unrecoverable costs of computer hardware and software. Included in the tax benefit from discontinued operations for the year ended December 31, 2003 is $2 million of previously unrecognized tax benefits relating to prior year operating losses of Online. Included in discontinued operations for the year ended December 31, 2004 is a gain on the sale of the Golden Nugget Subsidiaries of $8 million and a gain on sale of the MGM Grand Australia Subsidiaries of $74 million.

     The following table summarizes the assets and liabilities of discontinued operations (the Golden Nugget Subsidiaries and Online) as of December 31, 2003, included as assets and liabilities held for sale in the accompanying consolidated balance sheet:

At December 31,
2003
(In thousands)
Cash	$15,230
Accounts receivable, net	6,024
Inventories	4,321
Prepaid expenses and other	5,174

Total current assets	30,749
Property and equipment, net	185,516
Other assets, net	9,817

Total assets	226,082

Accounts payable	2,180
Other current liabilities	20,885

Total current liabilities	23,065
Long-term debt	391

Total liabilities	23,456

Net assets	$202,626

NOTE 4 — ACCOUNTS RECEIVABLE, NET

     Accounts receivable consisted of the following:

	At December 31,
	2004	2003
	(In thousands)
Casino	$174,713	$159,569
Hotel	61,084	36,376
Other	28,114	22,617

	263,911	218,562
Less: Allowance for doubtful accounts	(59,760)	(79,087)

	$204,151	$139,475

NOTE 5 — PROPERTY AND EQUIPMENT, NET

     Property and equipment consisted of the following:

	At December 31,
	2004	2003
	(In thousands)
Land	$4,089,106	$4,103,693
Buildings, building improvements and land improvements	4,228,138	3,798,143
Equipment, furniture, fixtures and leasehold improvements	2,235,766	1,960,094
Construction in progress	299,148	465,471

	10,852,158	10,327,401
Less: Accumulated depreciation and amortization	(1,938,016)	(1,646,062)

	$8,914,142	$8,681,339

NOTE 6 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company has investments in unconsolidated affiliates accounted for under the equity method. Under the equity method, carrying value is adjusted for the Company’s share of the investees’ earnings and losses, as well as capital contributions to and distributions from these companies. Investments in unconsolidated affiliates consisted of the following:

	At December 31,
	2004	2003
	(In thousands)
Victoria Partners – Monte Carlo (50%)	$424,683	$420,853
Marina District Development Company — Borgata (50%)	405,322	335,159
MGM Grand Newcastle (Holdings) Ltd. (50%)	9,633	—
MGM Grand Paradise Limited – Macau (50%)	3,002	—

	$842,640	$756,012

     The Company’s investments in Monte Carlo and Borgata were recorded at their estimated fair value at the date of the Mirage Acquisition, which value exceeded the Company’s share of the net assets of the unconsolidated affiliates by approximately $361 million. Substantially all of this difference relates to the excess of the fair value of land owned by the affiliates over its pre-existing carrying value. The investment balance also includes interest capitalized on the Borgata investment, which is being amortized over 40 years.

     The Company also owns 50% of The Residences at MGM Grand, along with Turnberry Associates. As of December 31, 2004, the Company has a negative investment balance of $3 million, recorded as other long-term liabilities in the accompanying consolidated balance sheet, representing cumulative losses on the venture. In July 2004, the Company contributed land to The Residences at MGM Grand for construction of the first tower. The equity credit of $9 million is greater than the $1 million previous book value of the land, and the $8 million gain has been deferred until the earnings process is complete, which will occur when The Residences at MGM Grand recognizes revenue on the sale of the first tower’s units. As discussed in Note 10, the Company has provided a guaranty for up to 50% of the interest and principal payment obligations on the construction financing of the first tower as well as a completion guaranty.

     The Company recorded its share of the results of operations of the unconsolidated affiliates as follows:

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
Income from unconsolidated affiliates	$119,658	$53,612	$32,361
Preopening and start-up expenses	—	(19,326)	(7,757)
Non-operating items from unconsolidated affiliates	(12,298)	(10,401)	(1,335)

Net income	$107,360	$23,885	$23,269

     Summarized balance sheet information of the unconsolidated affiliates is as follows:

	At December 31,
	2004	2003
	(In thousands)
Current assets	$126,791	$81,193
Property and other assets, net	1,388,811	1,309,242
Current liabilities	103,892	81,526
Long-term debt and other liabilities	531,112	622,701
Equity	880,598	686,208

     Summarized results of operations of the unconsolidated affiliates are as follows:

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
Net revenues	$966,642	$551,669	$250,317
Operating expenses, except preopening expenses	(721,998)	(441,526)	(184,268)
Preopening and start-up expenses	—	(39,186)	(15,514)

Operating income	244,644	70,957	50,535
Interest expense	(34,698)	(21,700)	(1,212)
Other nonoperating income (expense)	9,789	4,297	(1,336)

Net income	$219,735	$53,554	$47,987

NOTE 7 — OTHER ACCRUED LIABILITIES

     Other accrued liabilities consisted of the following:

	At December 31,
	2004	2003
	(In thousands)
Payroll and related	$162,943	$163,842
Casino outstanding chip liability	85,086	75,079
Casino front money deposits	67,621	45,642
Other gaming related accruals	50,186	46,313
Advance deposits and ticket sales	65,810	39,499
Taxes, other than income taxes	47,311	43,206
Amounts due to City of Detroit	17,500	22,344
Other	111,468	123,520

	$607,925	$559,445

NOTE 8 — LONG-TERM DEBT

     Long-term debt consisted of the following:

	At December 31,
	2004	2003
	(In thousands)
Senior Credit Facility	$50,000	$1,525,000
$50 million revolving line of credit	—	50,000
Australian bank facility	—	11,868
Other note due to bank	—	38,000
$300 million 6.95% Senior Notes, due 2005, net	300,087	301,128
$176.4 million ($200 million in 2003) 6.625% Senior Notes, due 2005, net	176,096	196,029
$244.5 million ($250 million in 2003) 7.25% Senior Notes, due 2006, net	235,511	236,294
$710 million 9.75% Senior Subordinated Notes, due 2007, net	706,968	705,713
$200 million 6.75% Senior Notes, due 2007, net	189,115	183,405
$180.4 million ($200 million in 2003) 6.75% Senior Notes, due 2008, net	168,908	181,517
$200 million 6.875% Senior Notes, due 2008, net	199,095	198,802
$1.05 billion ($600 million in 2003) 6% Senior Notes, due 2009, net	1,056,453	600,000
$825 million 8.5% Senior Notes, due 2010, net	822,214	821,722
$400 million 8.375% Senior Subordinated Notes, due 2011	400,000	400,000
$550 million 6.75% Senior Notes, due 2012	550,000	—
$525 million 5.875% Senior Notes, due 2014, net	522,301	—
$100 million 7.25% Senior Debentures, due 2017, net	81,919	81,211
Other notes	195	209

	5,458,862	5,530,898
Less: Current portion	(14)	(9,008)

	$5,458,848	$5,521,890

     Total interest incurred during 2004, 2003 and 2002 was $401 million, $353 million and $345 million, respectively, of which $23 million, $15 million and $62 million, respectively, was capitalized.

     On November 24, 2003, the Company entered into the Third Amended and Restated Loan Agreement providing for bank financing totaling $2.5 billion from a syndicate of banks each led by Bank of America, N.A. (collectively, the “Senior Credit Facility”). The Senior Credit Facility, as amended in 2004, consists entirely of a senior revolving credit facility which matures on November 24, 2008.

     Interest on the Senior Credit Facility is based on the bank reference rate or Eurodollar rate. The Company’s borrowing rate on the Senior Credit Facility was approximately 3.3% at December 31, 2004 and 2.8% at December 31, 2003. Stand-by letters of credit totaling $51 million were outstanding as of December 31, 2004 under the Senior Credit Facility.

     In November 2004, in anticipation of the Mandalay merger, the Company entered into an amended and restated bank credit facility with a group of lenders led by Bank of America, N.A. The revised bank credit facility will be effective upon the closing of the Mandalay merger, will mature five years later, and will provide a total of $7.0 billion of borrowing capacity, consisting of a $5.5 billion senior revolving credit facility and $1.5 billion senior term loan facility. The remaining terms are substantially similar to the Company’s existing bank credit facility.

     In 2003, the Company issued $600 million of 6% Senior Notes due 2009. In 2004, the Company issued $525 million of 5.875% senior notes due 2014. Of this amount, $225 million of the senior notes were issued pursuant to the Company’s shelf registration statement, which completed the available securities issuances under that registration statement and $300 million of the senior notes were issued through a Rule 144A offering and subsequently exchanged for registered notes with identical terms. Also in 2004, the Company issued $550 million of 6.75% senior notes due 2012 through a Rule 144A offering which were subsequently exchanged for registered notes with identical terms. Also in 2004, the Company issued $450 million of 6% senior notes due 2009 through a Rule 144A offering which were subsequently exchanged for registered notes with identical terms. The proceeds of the above offerings were used to reduce outstanding borrowings under the Senior Credit Facility.

     In August 2003, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s public debt securities. Subsequently, the Company repurchased $25 million of its senior notes. The Company recorded a loss of $3 million related to repurchase premiums and unamortized debt issue costs. In 2004, the Company repurchased an additional $49 million of its senior notes for $52 million. This resulted in a loss on early retirement of debt of $6 million, including the write-off of unamortized original issue discount, classified as “other, net” in the accompanying consolidated statements of income. In December 2004, the Company’s Board of Directors renewed its authorization for up to $100 million of additional debt securities.

     The Company established a commercial paper program during 2001 that provides for the issuance, on a revolving basis, of up to $500 million of uncollateralized short-term notes. The Company is required to maintain credit availability under its Senior Credit Facility equal to the outstanding principal amount of commercial paper borrowings. No commercial paper borrowings were outstanding at December 31, 2004 or 2003.

     The Company attempts to limit its exposure to interest rate risk by managing the mix of its long-term fixed rate borrowings and short-term borrowings under its bank credit facilities. In 2003, the Company entered into three interest rate swap agreements, designated as fair value hedges, which effectively converted $400 million of the Company’s fixed rate debt to floating rate debt. In 2004, the Company terminated interest rate swap agreements with total notional amounts of $400 million and entered into additional interest rate swap agreements, designated as fair value hedges, with total notional amounts of $100 million, leaving interest rate swap agreements with total notional amounts of $100 million remaining as of December 31, 2004. At December 31, 2004, the fair value of the interest rate swap agreements was a liability of $0.1 million.

     Under the terms of the interest rate swap agreements, the Company makes payments based on specified spreads over six-month LIBOR, and receives payments equal to the interest payments due on the fixed rate debt. The interest rate swap agreements qualify for the “shortcut method” allowed under Statement of Financial Accounting Standards No. 133, which allows an assumption of no ineffectiveness in the hedging relationship. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instruments is recorded as an asset or liability on the Company’s balance sheet, with an offsetting adjustment to the carrying value of the related debt. The Company received $5 million upon termination of swap agreements in 2004, which has been added to the carrying value of the related debt obligations and is being amortized and recorded as a reduction of interest expense over the remaining life of that debt.

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

     The Company and each of its material subsidiaries, excluding MGM Grand Detroit, LLC and the Company’s foreign subsidiaries, are directly liable for or unconditionally guarantee the Senior Credit Facility, senior notes, senior debentures, and senior subordinated notes. MGM Grand Detroit, LLC is a guarantor under the Senior Credit Facility, but only to the extent that the proceeds of borrowings under such facilities are made available to MGM Grand Detroit, LLC. Substantially all of the Company’s assets, other than assets of foreign subsidiaries and certain assets in use at MGM Grand Detroit, were pledged as collateral for the Company’s senior notes, excluding subordinated notes, and the Company’s bank credit facilities at December 31, 2004. See Note 18 for additional information.

     The Company’s long-term debt obligations contain certain customary covenants. The Company’s Senior Credit Facility contains covenants that require the Company to maintain certain financial ratios. At December 31, 2004, the Company was required to maintain a maximum leverage ratio (average debt to EBITDA, as defined) of 5.5:1, which decreases periodically to 4.75:1 by December 2007. The Company must also maintain a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.75:1. As of December 31, 2004, the Company’s leverage and interest coverage ratios were 4.0:1 and 3.7:1, respectively.

     Maturities of the Company’s long-term debt as of December 31, 2004 are as follows:

Years ending December 31,	(In thousands)
2005	$476,426
2006	244,527
2007	910,028
2008	430,428
2009	1,050,028
Thereafter	2,400,076

5,511,513
Debt discount	(56,192)
Swap deferred gain	3,541

$5,458,862

     Amounts due in 2005 that were refinanced through available capacity under the Company’s Senior Credit Facility have been excluded from current liabilities in the accompanying consolidated balance sheet.

     The estimated fair value of the Company’s long-term debt at December 31, 2004 was approximately $5.9 billion, versus its book value of $5.5 billion. At December 31, 2003, the estimated fair value of the Company’s long-term debt was approximately $6.0 billion, versus its book value of $5.6 billion. The estimated fair value of the Company’s public debt securities was based on quoted market prices on or about December 31, 2004 and 2003. The estimated fair value of the Company’s outstanding credit facility borrowings was assumed to approximate book value due to the short-term nature of the borrowings.

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

     The income tax provision attributable to continuing operations and discontinued operations is as follows:

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
Continuing operations	$205,959	$113,387	$168,451
Discontinued operations	31,731	2,651	4,924

	$237,690	$116,038	$173,375

     The income tax provision attributable to income from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
Current—federal	$200,419	$68,760	$50,352
Deferred—federal	(9,155)	40,142	111,981

Provision for federal income taxes	191,264	108,902	162,333

Current—state	2,851	5,167	6,169
Deferred—state	11,420	(682)	(51)

Provision for state income taxes	14,271	4,485	6,118

Current—foreign	424	—	—
Deferred—foreign	—	—	—

Provision for foreign income taxes	424	—	—

	$205,959	$113,387	$168,451

     Reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2004	2003	2002
Federal income tax statutory rate	35.0%	35.0%	35.0%
State income tax (net of federal benefit)	1.7	0.8	0.9
Reversal of reserves for prior tax years	(1.0)	(3.9)	—
Permanent and other items	1.4	1.1	0.9

	37.1%	33.0%	36.8%

     The major tax effected components of the Company’s net deferred tax liability are as follows:

	At December 31,
	2004	2003
	(In thousands)
Deferred tax assets—federal and state
Bad debt reserve	$25,168	$34,502
Deferred compensation	25,131	21,170
Net operating loss carryforward	8,569	9,929
Preopening and start-up costs	4,305	7,085
Accruals, reserves and other	35,162	39,280

	98,335	111,966
Less: Valuation allowance	(5,608)	(9,682)

	92,727	102,284

Deferred tax liabilities—federal and state
Property and equipment	(1,708,753)	(1,680,121)
Investments in unconsolidated affiliates	(130,056)	(116,587)
Unremitted earnings of foreign subsidiary	(11,150)	—
Other	(15,848)	(21,862)

	(1,865,807)	(1,818,570)

Deferred taxes—foreign	—	146

Net deferred tax liability	$(1,773,080)	$(1,716,140)

     For U.S. federal income tax return purposes, the Company has a net operating loss carryforward of $4 million, which will begin to expire in 2009. For state income tax purposes, the Company has a New Jersey net operating loss carryforward of $122 million, which equates to a deferred tax asset of $7 million, after federal tax effect, and before valuation allowance. The New Jersey net operating loss carryforwards begin to expire in 2005.

     At December 31, 2004, there is a $6 million valuation allowance provided on certain New Jersey state net operating loss carryforwards and other New Jersey state deferred tax assets because management believes these assets do not meet the “more likely than not” criteria for recognition under SFAS 109. Management believes all other deferred tax assets are more likely than not to be realized because of the future reversal of existing taxable temporary differences and expected future taxable income. Accordingly, there are no other valuation allowances provided at December 31, 2004.

     The Company is evaluating the impact of provisions of the American Jobs Creation Act of 2004 (the “Act”) that provide for a special one-time tax deduction of 85 percent on certain repatriated earnings of foreign subsidiaries. Additional guidance from Congress and/or the United States Treasury Department will be necessary for the Company to complete its evaluation, as it is not clear at this time whether the Act will provide a benefit to the Company. The Company will complete the evaluation as promptly as practicable following the issuance of such guidance and adjust taxes accordingly, if necessary.

     The Company has not yet repatriated the net proceeds from the sale of MGM Grand Australia pending the evaluation. Nonetheless, the Company provided in 2004 deferred U.S. income taxes of $11 million on the basis that such proceeds would be repatriated without the benefit of the 85 percent one-time deduction. Such amount was included in the provision for income taxes on discontinued operations for 2004. The Company considered the earnings of its Australia operations permanently reinvested prior to the sale of such operations.

     If guidance is issued that indicates the planned repatriation qualifies for the one-time deduction, the Company will recognize a tax benefit of approximately $7 million as part of continuing operations in the quarter in which such guidance is issued. If no such guidance is issued within the applicable timeframe, then the Company will attempt to permanently reinvest the proceeds in another foreign jurisdiction, such as Macau. In such case, the Company would recognize a tax benefit of $11 million as part of continuing operations in the quarter in which the reinvestment is made. The Company currently does not have a plan to reinvest the proceeds in such manner.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

     Leases. The Company leases real estate and various equipment under operating and, to a lesser extent, capital lease arrangements. Certain real estate leases provide for escalation of rent based upon a specified price index and/or based upon periodic appraisals.

     At December 31, 2004, the Company was obligated under non-cancelable operating leases and capital leases to make future minimum lease payments as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)
Years ending December 31,
2005	$9,809	$1,996
2006	9,311	1,973
2007	8,131	1,514
2008	6,962	524
2009	6,937	127
Thereafter	332,239	—

Total minimum lease payments	$373,389	6,134

Less: Amounts representing interest		(1,377)

Total obligations under capital leases		4,757
Less: Amounts due within one year		(1,496)

Amounts due after one year		$3,261

     The current and long-term obligations under capital leases are included in the “Other accrued liabilities” and “Other long-term obligations” captions, respectively, in the accompanying consolidated balance sheets. Rental expense for operating leases was $19 million, $19 million and $20 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Detroit Development Agreement. Under the August 2002 revised development agreement with the City of Detroit, MGM Grand Detroit, LLC and the Company are subject to certain obligations. The City of Detroit required payments of $44 million, all of which had been made as of December 31, 2004; the transfer of assets of $3 million; indemnification of up to $20 million related to the Lac Vieux and certain other litigation, of which $2 million has been paid as of December 31, 2004; and continued letter of credit support for $50 million of bonds issued by the Economic Development Corporation of the City of Detroit for land purchases along the Detroit River. The letter of credit will be drawn on to make interest and principal payments on the bonds, which mature in 2009. The remaining obligations have been classified as other accrued liabilities or other long-term obligations, depending on the expected payment date.

     The Company recorded an intangible asset (development rights, deemed to have an indefinite life) of approximately $115 million in connection with its obligations under the revised development agreement. In addition to the above obligations, the Company will pay the City of Detroit 1% of gaming revenues (2% if annual revenues exceed $400 million) beginning January 1, 2006.

     The Company is currently in the process of obtaining land and developing plans for the permanent casino facility. The design, budget and schedule of the permanent facility are not finalized, and the ultimate timing, cost and scope of the project are subject to risks attendant to large-scale projects. The ability to construct the permanent casino facility is currently subject to resolution of the Lac Vieux litigation. The 6th Circuit Court of Appeals has issued an injunction prohibiting the City and the developers from commencing construction pending further action of the 6th Circuit Court. Therefore, it is unknown when construction of the permanent facility will commence or when the permanent facility will open.

     United Kingdom. In October 2003, the Company entered into an agreement with the Earls Court and Olympia Group, which operates large exhibition and trade show facilities in London, to form a jointly owned company which would develop an entertainment and gaming facility, which the Company would operate in space leased from Earls Court and Olympia, to complement the existing Olympia facilities. The Company made a deposit of £2 million ($4 million based on exchange rates at December 31, 2004), which is refundable if proposed gaming law reforms are not implemented by December 2005. Otherwise, the deposit will be applied to the first year’s rent on a lease between the new company and Earls Court and Olympia. The Company would make a nominal equity investment and would provide a loan for half of the estimated development costs. The agreement is subject to the implementation of proposed gaming law reforms and a tax structure acceptable to the Company, and obtaining required planning and other approvals. The Company owns 82.5% of the entity.

     In November 2003, the Company entered into an agreement with Newcastle United PLC to create a 50-50 joint venture which would build a major new mixed-use development, including casino development, on a site adjacent to Newcastle’s football stadium. Newcastle United PLC contributed the land to the joint venture, and the Company made an equity investment of £5 million ($10 million based on exchange rates at December 31, 2004), which is refundable if certain conditions have not been met by January 2008. The Company would develop and operate the complex, as well as own the casino development in leased premises within the complex. The agreement is subject to the implementation of proposed gaming law reforms and a tax structure acceptable to the Company, and obtaining required planning and other approvals.

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

     The Residences at MGM Grand. In July 2004, the venture obtained construction financing for up to $210 million for the development of the first tower. The Company has provided a guaranty for up to 50% of the interest and principal payment obligations on the construction financing as well as a joint and several completion guaranty with its partners. The Company recorded the value of the guaranty obligation, approximately $2 million, in other long-term liabilities.

     Other Guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s Senior Credit Facility limits the amount of letters of credit that can be issued to $200 million, and the amount of available borrowings under the Senior Credit Facility is reduced by any outstanding letters of credit. At December 31, 2004, the Company had provided a $50 million letter of credit to support the Economic Development Corporation of the City of Detroit bonds referred to above, which are a liability of the Company.

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

NOTE 11 — STOCKHOLDERS’ EQUITY

     Share repurchases are only conducted under repurchase programs approved by the Board of Directors and publicly announced. Share repurchase activity was as follows:

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
August 2001 authorization (0, 1.4 million and 6.4 million shares purchased)	$—	$36,034	$207,590
February 2003 authorization (10 million shares purchased)	—	335,911	—
November 2003 authorization (8 million and 2 million shares purchased)	348,895	70,919	—

	$348,895	$442,864	$207,590

Average price of shares repurchased	$43.59	$33.17	$32.28

     At December 31, 2004, we had 10 million shares available for repurchase under a July 2004 authorization.

     In May 2002, the Board of Directors approved a restricted stock plan. The plan allowed for the issuance of up to 1 million shares of Company common stock to certain key employees. The restrictions on selling these shares lapse 50% on the third anniversary date from the grant date and 50% on the fourth anniversary date after the grant date. Through December 31, 2004, 903,000 shares were issued, with an aggregate value of $32 million. This amount was recorded as deferred compensation in the accompanying consolidated balance sheet and is being amortized to operating expenses on a straight-line basis through the period in which the restrictions fully lapse. Amortization of deferred compensation was $7 million, $8 million and $5 million for the years ended December 31, 2004, 2003 and 2002, respectively, and 855,000 shares were outstanding under the plan at December 31, 2004. In November 2002, the Board of Directors determined that no more awards would be granted under the plan.

NOTE 12 — EMPLOYEE BENEFIT PLANS

     Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $86 million in 2004, $77 million in 2003 and $66 million in 2002 under such plans. The plans’ sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any.

     The Company is self-insured for most health care benefits for its non-union employees. The liability for claims filed and estimates of claims incurred but not reported is included in the “Other accrued liabilities” caption in the accompanying consolidated balance sheets.

     The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code for eligible employees not covered by a collective bargaining agreement that does not specifically provide for participation in the plan. The plans allow employees to defer, within prescribed limits, up to 30% of their income on a pre-tax basis through contributions to the plans. The Company matches, within prescribed limits, a portion of eligible employees’ contributions. In the case of certain union employees, the Company contributes to the plan are based on hours worked. The Company recorded charges for 401(k) contributions of $12 million in 2004, $10 million in 2003 and $12 million in 2002.

     The Company maintains a nonqualified deferred retirement plan for certain key employees. The plan allows participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax deferred earnings, plus investment earnings on the deferred balances, as a retirement fund. Participants receive a Company match of up to 4% of salary, net of any Company match received under the Company’s 401(k) plan. All employee deferrals vest immediately. The Company matching contributions vest ratably over a three-year period. The Company recorded charges for matching contributions of $1 million in 2004, $2 million in 2003 and $1 million in 2002.

     The Company implemented a supplemental executive retirement plan (“SERP”) for certain key employees effective January 1, 2001. The SERP is a nonqualified plan under which the Company makes quarterly contributions which are intended to provide a retirement benefit that is a fixed percentage of a participant’s estimated final five-year average annual salary, up to a maximum of 65%. Company contributions and investment earnings on the contributions are tax-deferred and accumulate as a retirement fund. Employees do not make contributions under this plan. A portion of the Company contributions and investment earnings thereon vests after three years of SERP participation and the remaining portion vests after both five years of SERP participation and 10 years of continuous service. The Company recorded expense of $5 million under this plan in each of 2004, 2003 and 2002.

NOTE 13 — RESTRUCTURING COSTS

     Restructuring costs (credit) consisted of the following:

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
Contract termination costs	$3,693	$4,049	$3,257
Reversal of certain September 11 charges	—	—	(10,421)
Siegfried & Roy show closure – The Mirage	—	1,623	—
Reversal of 2000 contract termination costs	—	—	(9,857)
Other	1,932	925	—

	$5,625	$6,597	$(17,021)

     In 2004, restructuring costs include $3 million for contract termination costs related to the Aqua restaurant at Bellagio and $2 million of workforce reduction costs at MGM Grand Detroit as a result of the Company’s efforts to minimize the impact of a gaming tax increase in Michigan.

     2003 restructuring costs included $2 million related to the closure of the Siegfried & Roy show, primarily for severance costs of employees involved in the show’s production. Also, the Company terminated a restaurant lease and closed two marketing offices, resulting in $4 million of contract termination charges. Other severance of $1 million in 2003 related primarily to restructuring of table games staffing at several resorts.

     The Company recorded $3 million of restructuring charges in December 2002 related to contract termination costs for a restaurant and the EFX! show at MGM Grand Las Vegas. In December 2002, the Company recorded a restructuring credit of $10 million related to a lease contract termination accrual originally recorded in June 2000. In December 2002 management determined that payment under this obligation was not probable. In 2001, management responded to a decline in business volumes caused by the September 11 attacks by implementing cost containment strategies which included a significant reduction in payroll and a refocusing of several of the Company’s marketing programs. This resulted in a $22 million charge against earnings. As a result of improving business levels and the Company’s success at re-hiring a substantial number of previously laid off or terminated employees, management determined in 2002 that a portion of the remaining accrual would now not be necessary. This resulted in a restructuring credit of $10 million.

     The following table summarizes activity for restructuring accruals with a balance at December 31, 2004. All other restructuring awards have been fully paid or otherwise resolved.

				Balance at
	Initial	Cash	Non-cash	December 31,
	Provision	Payments	reductions	2004
		(In thousands)
2003 severance	$925	$(838)	$—	$87

	$925	$(838)	$—	$87

NOTE 14 — PROPERTY TRANSACTIONS, NET

     Property transactions, net consisted of the following:

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
Gain on sale of North Las Vegas land	$—	$(36,776)	$—
Siegfried & Roy theatre write-down – The Mirage	—	1,408	—
Storm damage – Beau Rivage	—	—	7,824
Write-off of Detroit development costs	—	—	4,754
Impairment of assets to be disposed of	473	5,764	2,134
Demolition costs	7,057	6,614	—
Other net losses on asset sales or disposals	1,135	4,049	—

	$8,665	$(18,941)	$14,712

     In 2004, there were no material unusual property transactions. In 2003 the Company sold 315 acres of land in North Las Vegas, Nevada near Shadow Creek for approximately $55 million, which resulted in a pretax gain of approximately $37 million. Also in 2003, the Company recorded write-downs and impairments of assets abandoned or replaced with new construction, primarily at MGM Grand Las Vegas in preparation for new restaurants and the new theatre. Prior to 2003, the Company classified gains and losses on routine asset sales or disposals as a non-operating item at some resorts and as an operating item at other resorts. Management believes the preferable presentation of these items is as an element of operating income. Prior period statements have not been reclassified as such transactions were not material in the prior periods. Until 2003, demolition costs were typically capitalized as part of new construction. The Company began expensing demolition costs on major construction projects as incurred on January 1, 2003, and is accounting for this change in policy prospectively. Demolition costs were not material in prior periods. Demolition costs in 2004 and 2003 relate primarily to preparation for the Bellagio standard room remodel, Bellagio expansion and new theatre at MGM Grand Las Vegas.

     In 2002, Tropical Storm Isidore caused property damage at Beau Rivage totaling $8 million, including clean-up costs. The amount of the write-down for damaged assets was determined based on the net book value of the assets and engineering estimates. In connection with the revised development agreement in Detroit, the Company wrote off $5 million, which was the net book value of previously incurred development costs associated with the riverfront permanent casino site ($9 million), offset by previously accrued obligations no longer required under the revised development agreement ($4 million). Also in 2002, the Company recorded write-downs and impairments of assets abandoned or replaced with new construction.

NOTE 15 — RELATED PARTY TRANSACTIONS

     The Company’s related party transactions consisted of the following revenues (expenses):

	Year Ended December 31,
	2004	2003	2002
		(In thousands)
Hotel and other revenue from related parties	$416	$871	$764
License fees to entities under common ownership	(1,000)	(1,000)	(1,000)
Professional fees to directors or firms affiliated with directors	(4,084)	(1,551)	(1,815)
Other related party expenses	(62)	(468)	(224)

	$(4,730)	$(2,148)	$(2,275)

     At December 31, 2004, the Company owed $2 million for legal fees to a firm affiliated with one of the Company’s directors. The Company also engaged in transactions with its unconsolidated affiliates. In each of 2004 and 2003, the Company paid Monte Carlo $4 million as a result of closing the tram between Bellagio and Monte Carlo in preparation for the Bellagio expansion. The Company leases two acres of land to Borgata and received $1 million in each of 2004, 2003 and 2002 under this lease. Borgata is required to pay for a portion of the masterplan improvements at Renaissance Pointe, and the Company is responsible for environmental cleanup costs incurred by Borgata. The net amount reimbursed to the Company under these arrangements for the years ended December 31, 2004, 2003 and 2002 was $1 million, $10 million and $8 million, respectively.

NOTE 16 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION

     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the Senior Credit Facility, the senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 is as follows:

	As of and for the Year Ended December 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Balance Sheet
Current assets	$48,477	$541,537	$230,188	$—	$820,202
Property and equipment, net	8,266	8,820,342	97,506	(11,972)	8,914,142
Investments in subsidiaries	8,830,922	192,290	—	(9,023,212)	—
Investments in unconsolidated affiliates	127,902	1,056,903	—	(342,165)	842,640
Other non-current assets	67,672	346,201	124,172	—	538,045

	$9,083,239	$10,957,273	$451,866	$(9,377,349)	$11,115,029

Current liabilities	$132,279	$726,581	$69,117	$—	$927,977
Intercompany accounts	(231,630)	206,698	24,932	—	—
Deferred income taxes	1,802,008	—	—	—	1,802,008
Long-term debt	4,607,118	851,730	—	—	5,458,848
Other non-current liabilities	1,760	102,595	50,137	—	154,492
Stockholders’ equity	2,771,704	9,069,669	307,680	(9,377,349)	2,771,704

	$9,083,239	$10,957,273	$451,866	$(9,377,349)	$11,115,029

Statement of Operations
Net revenues	$—	$3,816,162	$421,942	$—	$4,238,104
Equity in subsidiaries earnings	955,995	117,686		(1,073,681)	—
Expenses:
Casino and hotel operations	—	2,081,435	211,460	—	2,292,895
Provision for doubtful accounts	—	(3,555)	(74)	—	(3,629)
General and administrative	—	552,890	59,725	—	612,615
Corporate expense	11,988	65,922	—	—	77,910
Preopening and start-up expenses	129	10,147	—	—	10,276
Restructuring costs (credit)	—	4,118	1,507	—	5,625
Property transactions, net	(1,521)	9,831	355	—	8,665
Depreciation and amortization	1,039	371,229	30,277	—	402,545

	11,635	3,092,017	303,250	—	3,406,902

Income from unconsolidated affiliates	—	119,658	—	—	119,658

Operating income	944,360	961,489	118,692	(1,073,681)	950,860
Interest expense, net	(322,627)	(49,129)	(966)	—	(372,722)
Other, net	162	(22,532)	47	—	(22,323)

Income before income taxes and discontinued operations	621,895	889,828	117,773	(1,073,681)	555,815
Provision for income taxes	(206,258)	—	299	—	(205,959)

Income from continuing operations	415,637	889,828	118,072	(1,073,681)	349,856
Discontinued operations	(3,305)	7,362	58,419	—	62,476

Net income	$412,332	$897,190	$176,491	$(1,073,681)	$412,332

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(351,000)	$1,038,957	$141,290	$—	$829,247
Net cash provided by (used in) investing activities	(20,325)	(448,995)	125,856	(4,289)	(347,753)
Net cash provided by (used in) financing activities	381,467	(599,480)	(112,248)	4,289	(325,972)

	As of and for the Year Ended December 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Balance Sheet
Current assets	$64,429	$708,764	$85,987	$—	$859,180
Property and equipment, net	9,373	8,525,531	158,407	(11,972)	8,681,339
Investments in subsidiaries	8,023,527	186,114	—	(8,209,641)	—
Investments in unconsolidated affiliates	127,902	970,275	—	(342,165)	756,012
Other non-current assets	47,251	312,699	154,788	—	514,738

	$8,272,482	$10,703,383	$399,182	$(8,563,778)	$10,811,269

Current liabilities	$118,078	$685,531	$63,009	$—	$866,618
Intercompany accounts	(781,455)	756,181	25,274	—	—
Deferred income taxes	1,761,706	—	3,720	—	1,765,426
Long-term debt	4,640,365	878,651	2,874	—	5,521,890
Other non-current liabilities	—	71,702	51,845	—	123,547
Stockholders’ equity	2,533,788	8,311,318	252,460	(8,563,778)	2,533,788

	$8,272,482	$10,703,383	$399,182	$(8,563,778)	$10,811,269

Statement of Operations
Net revenues	$—	$3,466,394	$396,349	$—	$3,862,743
Equity in subsidiaries earnings	646,997	110,528	—	(757,525)	—
Expenses:
Casino and hotel operations	—	1,945,203	196,025	—	2,141,228
Provision for doubtful accounts	—	13,188	(618)	—	12,570
General and administrative	—	532,591	51,008	—	583,599
Corporate expense	5,892	55,649	—	—	61,541
Preopening and start-up expenses	105	28,711	450	—	29,266
Restructuring costs (credit)	248	6,349	—	—	6,597
Property transactions, net	363	(19,855)	551	—	(18,941)
Depreciation and amortization	1,081	367,030	32,655	—	400,766

	7,689	2,928,866	280,071	—	3,216,626

Income from unconsolidated affiliates	—	53,612	—	—	53,612

Operating income	639,308	701,668	116,278	(757,525)	699,729
Interest expense, net	(278,122)	(53,378)	(2,008)	—	(333,508)
Other, net	(6,134)	(16,427)	—	—	(22,561)

Income from continuing operations before income taxes	355,052	631,863	114,270	(757,525)	343,660
Provision for income taxes	(109,645)	—	(3,742)	—_	(113,387)

Income from continuing operations	245,407	631,863	110,528	(757,525)	230,273
Discontinued operations	(1,710)	6,585	8,549	—	13,424

Net income	$243,697	$638,448	$119,077	$(757,525)	$243,697

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(306,665)	$904,743	$142,681	$53	$740,812
Net cash provided by (used in) investing activities	(5,000)	(525,983)	(20,658)	(4,047)	(555,688)
Net cash provided by (used in) financing activities	310,575	(385,004)	(94,800)	3,994	(165,235)

	For the Year Ended December 31, 2002
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Statement of Operations
Net revenues	$—	$3,353,772	$403,156	$—	$3,756,928
Equity in subsidiaries earnings	671,076	108,361	—	(779,437)	—
Expenses:
Casino and hotel operations	—	1,828,744	187,950	—	2,016,694
Provision for doubtful accounts	—	27,317	358	—	27,675
General and administrative	—	515,682	45,227	—	560,909
Corporate expense	3,268	40,588	—	—	43,856
Preopening and start-up expenses	403	13,738	—	—	14,141
Restructuring costs (credit)	—	(17,021)	—	—	(17,021)
Property transactions, net	—	9,958	4,754	—	14,712
Depreciation and amortization	2,683	352,910	23,134	3,058	381,785

	6,354	2,771,916	261,423	3,058	3,042,751

Income from unconsolidated affiliates	—	32,361	—	—	32,361

Operating income	664,722	722,578	141,733	(782,495)	746,538
Interest expense, net	(237,666)	(26,347)	(15,652)	—	(279,665)
Other, net	—	(10,370)	(1,634)	3,058	(8,946)

Income from continuing operations before income taxes	427,056	685,861	124,447	(779,437)	457,927
Provision for income taxes	(133,423)	(31,022)	(4,006)	—	(168,451)

Income from continuing operations	293,633	654,839	120,441	(779,437)	289,476
Discontinued operations	(1,198)	(2,765)	6,922	—	2,959

Net income	$292,435	$652,074	$127,363	$(779,437)	$292,435

Statement of Cash Flows
Net cash provided by (used in) operating activities	$1,206,670	$(512,364)	$151,443	$797	$846,546
Net cash provided by (used in) investing activities	(3,588)	(339,380)	(27,179)	(1,063)	(371,210)
Net cash provided by (used in) financing activities	(1,212,536)	896,900	(139,114)	265	(454,485)

NOTE 17 — SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
		(In thousands, except per share amounts)
2004
Net revenues	$1,066,436	$1,072,525	$1,036,396	$1,062,747	$4,238,104
Operating income	254,666	260,597	222,357	213,240	950,860
Income from continuing operations	97,140	101,663	76,167	74,886	349,856
Net income	105,848	104,717	126,881	74,886	412,332
Basic income per share:
Income from continuing operations	$0.68	$0.73	$0.55	$0.54	$2.51
Net income	0.74	0.75	0.92	0.54	2.95
Diluted income per share:
Income from continuing operations	$0.66	$0.70	$0.54	$0.52	$2.42
Net income	0.72	0.72	0.89	0.52	2.85

2003
Net revenues	$951,874	$974,117	$976,842	$959,910	$3,862,743
Operating income	159,485	171,560	158,542	210,142	699,729
Income from continuing operations	48,776	54,456	41,375	85,666	230,273
Net income	51,003	53,750	47,209	91,735	243,697
Basic income per share:
Income from continuing operations	$0.32	$0.36	$0.28	$0.60	$1.55
Net income	0.34	0.36	0.32	0.64	1.64
Diluted income per share:
Income from continuing operations	$0.32	$0.36	$0.27	$0.58	$1.52
Net income	0.33	0.35	0.31	0.62	1.61

Results for the fourth quarter of 2004 include a reduction of Borgata’s state tax expense, our share of which is recorded as “non-operating items from unconsolidated affiliates.” Borgata received a notice of refund of certain state tax credits and recorded a benefit for amounts earned in 2003 and 2004. Our share of the adjustment was $12 million, or $0.05 per share, net of tax.

     Because income per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

NOTE 18 — SUBSEQUENT EVENT

     Redemption of Senior Notes. In January 2005, the Company announced that it had called all of its outstanding 6.875% Senior Notes due February 2008 for redemption. The notes were redeemed at the present value of future interest payments plus accrued interest at the date of redemption. The Company recorded a loss on retirement of debt of $20 million in the first quarter of 2005. As a result of the redemption of the February 2008 Senior Notes and the repayment of the $300 million 6.95% Senior Notes that matured in February 2005, the Company applied for, and received, release of collateral under its Senior Credit Facility and senior notes. Therefore, the Company’s Senior Credit Facility and senior notes are now unsecured, but are still subject to guarantees by the Company and each of its material subsidiaries, excluding MGM Grand Detroit, LLC and the Company’s foreign subsidiaries.

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

Dated: March 10, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
	Chairman and Chief Executive Officer	March 10, 2005
/s/ J. Terrence Lanni J. Terrence Lanni	(Principal Executive Officer)

/s/ James J. Murren James J. Murren	President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	March 10, 2005

/s/ John T. Redmond John T. Redmond	President and Chief Executive Officer — MGM Grand Resorts, LLC and Director	March 10, 2005

/s/ Robert H. Baldwin Robert H. Baldwin	President and Chief Executive Officer — Mirage Resorts, Incorporated, President— Project CityCenter and Director	March 10, 2005

/s/ Gary N. Jacobs Gary N. Jacobs	Executive Vice President, General Counsel, Secretary and Director	March 10, 2005

/s/ James D. Aljian James D. Aljian	Director	March 10, 2005

/s/ Terry N. Christensen Terry N. Christensen	Director	March 10, 2005

Signature	Title	Date

/s/ Willie D. Davis Willie D. Davis	Director	March 10, 2005

/s/ Alexander M. Haig, Jr. Alexander M. Haig, Jr.	Director	March 10, 2005

/s/ Alexis M. Herman Alexis M. Herman	Director	March 10, 2005

/s/ Roland Hernandez Roland Hernandez	Director	March 10, 2005

/s/ Kirk Kerkorian Kirk Kerkorian	Director	March 10, 2005

/s/ George Mason George Mason	Director	March 10, 2005

/s/ Ronald M. Popeil Ronald M. Popeil	Director	March 10, 2005

/s/ Daniel M. Wade Daniel M. Wade	Director	March 10, 2005

/s/ Melvin B. Wolzinger Melvin B. Wolzinger	Director	March 10, 2005

/s/ Alex Yemenidjian Alex Yemenidjian	Director	March 10, 2005

MGM MIRAGE

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

				Deductions
	Balance at	Provision for	Write-offs,	related to	Balance at
	Beginning of	Doubtful	net of	Discontinued	End of
Description	Period	Accounts	Recoveries	Operations	Period
Allowance for Doubtful Accounts
Year Ended December 31, 2004	$79,087	$(3,629)	$(15,698)	$—	$59,760
Year Ended December 31, 2003	90,471	12,570	(23,072)	(882)	79,087
Year Ended December 31, 2002 (1)	102,972	28,352	(40,853)	—	90,471

(1)	Provision for doubtful accounts includes $677 related to discontinued operations for the year ended December 31, 2002.

Exhibit Index

Exhibit
Number	Description
10.1(10)	Fourth Amended and Restated Loan Agreement, dated November 22, 2004, by and among the Company, as Borrower, MGM Grand Detroit, LLC, as a Co-Borrower, the Lenders and Co-Documentation Agents therein named, Bank of America, N.A., as the Administrative Agent, The Royal Bank of Scotland PLC, as the Syndication Agent, and Bank of America Securities LLC and The Royal Bank of Scotland PLC, as Joint Lead Arrangers and Joint Book Managers.

21	List of subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.