Form 10-Q
period 2005-03-31
MGM MIRAGE
filed 2005-05-09
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): ☑ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2005
Common Stock, $.01 par value	143,441,537 shares

MGM MIRAGE AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$395,746	$435,128
Accounts receivable, net	218,360	204,151
Inventories	70,553	70,333
Deferred income taxes	39,670	28,928
Prepaid expenses and other	85,299	81,662

Total current assets	809,628	820,202

Property and equipment, net	8,909,721	8,914,142

Other assets
Investments in unconsolidated affiliates	856,241	842,640
Goodwill and other intangible assets, net	232,902	233,335
Deposits and other assets, net	322,806	304,710

Total other assets	1,411,949	1,380,685

	$11,131,298	$11,115,029

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$123,342	$198,050
Income taxes payable	15,762	4,991
Current portion of long-term debt	14	14
Accrued interest on long-term debt	82,828	116,997
Other accrued liabilities	586,340	607,925

Total current liabilities	808,286	927,977

Deferred income taxes	1,802,297	1,802,008
Long -term debt	5,334,650	5,458,848
Other long-term obligations	163,269	154,492

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $.01 par value: authorized 300,000,000 shares; issued 176,606,918 and 173,573,934 shares; outstanding 143,402,918 and 140,369,934 shares	1,766	1,736
Capital in excess of par value	2,484,121	2,346,329
Deferred compensation	(8,978)	(10,878)
Treasury stock, at cost (33,204,000 and 33,204,000 shares)	(1,110,551)	(1,110,551)
Retained earnings	1,657,314	1,546,235
Accumulated other comprehensive income (loss)	(876)	(1,167)

Total stockholders’ equity	3,022,796	2,771,704

	$11,131,298	$11,115,029

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31
	2005	2004
Revenues
Casino	$614,813	$558,723
Rooms	274,054	234,961
Food and beverage	243,478	217,764
Entertainment	88,147	67,242
Retail	44,879	45,098
Other	60,835	51,086

	1,326,206	1,174,874
Less: Promotional allowances	(122,071)	(108,438)

	1,204,135	1,066,436

Expenses
Casino	310,789	283,920
Room	69,479	62,211
Food and beverage	134,311	119,620
Entertainment	60,065	46,633
Retail	29,584	28,546
Other	39,465	32,889
General and administrative	158,364	146,298
Corporate expense	26,791	15,738
Preopening and start-up expenses	2,524	381
Restructuring costs (credit)	(66)	414
Property transactions, net	4,203	1,739
Depreciation and amortization	110,495	97,553

	946,004	835,942

Income from unconsolidated affiliates	35,045	24,172

Operating income	293,176	254,666

Non-operating income (expense)
Interest income	1,697	903
Interest expense, net	(101,468)	(89,810)
Non-operating items from unconsolidated affiliates	(2,787)	(6,205)
Other, net	(15,691)	(7,154)

	(118,249)	(102,266)

Income from continuing operations before income taxes	174,927	152,400
Provision for income taxes	(63,848)	(55,260)

Income from continuing operations	111,079	97,140

Discontinued operations
Income from discontinued operations, including an $8,186 gain on disposal of the Golden Nugget Subsidiaries (three months 2004)	—	13,869
Provision for income taxes	—	(5,161)

	—	8,708

Net income	$111,079	$105,848

Basic earnings per share of common stock
Income from continuing operations	$0.79	$0.68
Discontinued operations	—	0.06

Net income per share	$0.79	$0.74

Diluted earnings per share of common stock
Income from continuing operations	$0.75	$0.66
Discontinued operations	—	0.06

Net income per share	$0.75	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities
Net income	$111,079	$105,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,495	98,047
Amortization of debt discount and issuance costs	6,921	7,912
Provision for doubtful accounts	8,483	6,984
Property transactions, net	4,203	1,739
Loss on early extinguishment of debt	19,500	5,527
Gain on disposal of discontinued operations	—	(8,186)
Income from unconsolidated affiliates	(32,258)	(17,967)
Distributions from unconsolidated affiliates	20,222	12,000
Deferred income taxes	(10,783)	(31,630)
Tax benefit from stock option exercises	50,445	18,705
Change in assets and liabilities:
Accounts receivable	(23,589)	(26,977)
Inventories	(219)	1,192
Income taxes receivable and payable	10,770	69,066
Prepaid expenses and other	(4,271)	(599)
Accounts payable and accrued liabilities	(94,828)	(98,350)
Other	(9,007)	(2,193)

Net cash provided by operating activities	167,163	141,118

Cash flows from investing activities
Purchases of property and equipment	(107,863)	(177,031)
Dispositions of property and equipment	368	703
Proceeds from sale of the Golden Nugget Subsidiaries, net	—	210,119
Investments in unconsolidated affiliates	—	(9,703)
Change in construction payable	(35,643)	18,295
Other	(5,129)	(5,865)

Net cash provided by (used in) investing activities	(148,267)	36,518

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities	550,000	(615,261)
Issuance of long-term debt	—	522,207
Retirement of long-term debt	(694,832)	—
Repurchase of senior notes	—	(52,149)
Debt issuance costs	(407)	(5,063)
Issuance of common stock	87,377	71,224
Repurchase of common stock	—	(121,045)
Other	(416)	(3,294)

Net cash used in financing activities	(58,278)	(203,381)

Cash and cash equivalents
Net increase (decrease) for the period	(39,382)	(25,745)
Cash related to discontinued operations	—	(9,529)
Balance, beginning of period	435,128	279,606

Balance, end of period	$395,746	$244,332

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$128,716	$94,624
Federal, state and foreign income taxes paid, net of refunds	11,482	3,079

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

     Organization. MGM MIRAGE (the “Company”) is a Delaware corporation, incorporated on January 29, 1986. As of March 31, 2005, approximately 57% of the outstanding shares of the Company’s common stock was owned by Tracinda Corporation, a Nevada corporation wholly-owned by Kirk Kerkorian. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, operates and invests in casino resorts.

     The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Treasure Island (“TI”), New York-New York and the Boardwalk Hotel and Casino. Since April 25, 2005, the Company owns 100% of Monte Carlo Resort & Casino in Las Vegas (the Company formerly owned a 50% of Monte Carlo – see Note 2 for further information related to the merger with Mandalay Resort Group). The Company owns a 50% interest in the limited liability company developing The Residences at MGM Grand (50% owned and managed by Turnberry Associates), adjacent to MGM Grand Las Vegas. The Residences is a condominium-hotel development and may consist of multiple condominium towers. Construction has begun on Tower 1 and Towers 2 and 3 are currently in the sales phase. The Company owns three resorts in Primm, Nevada, at the California/Nevada state line – Whiskey Pete’s, Buffalo Bill’s and the Primm Valley Resort – as well as two championship golf courses located near the resorts. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts.

     The Company, through its wholly-owned subsidiary, MGM Grand Detroit, Inc., and its local partners formed MGM Grand Detroit, LLC, to develop a hotel, casino and entertainment complex in Detroit, Michigan. MGM Grand Detroit, LLC operates a casino in an interim facility located in downtown Detroit. See Note 10 for discussion of the development agreement with the City of Detroit. The Company also owns and operates Beau Rivage, a beachfront casino resort located in Biloxi, Mississippi, and a 50% interest in a limited liability company that owns Borgata, a casino resort at Renaissance Pointe, located in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. The Company owns approximately 95 developable acres adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements which the Company designed and developed as required under the agreement with Boyd.

     The Company owns 50% of MGM Grand Paradise Limited, a joint venture with Pansy Ho Chiu-king formed to develop, build and operate a hotel-casino resort, MGM Grand Macau, in Macau S.A.R. In April 2005, MGM Grand Paradise Limited obtained a subconcession allowing it to conduct gaming operations. Construction on MGM Grand Macau, which is budgeted to cost $975 million, is expected to begin in 2005 and the resort is anticipated to open in 2007. See Note 4 for further information.

     Basis of presentation. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2004 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2005, and the results of its operations for the three month periods ended March 31, 2005 and 2004. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications, which have no effect on previously reported net income, have been made to the 2004 financial statements to conform to the 2005 presentation.

NOTE 2 — ACQUISITION

     On April 25, 2005, the Company closed its merger with Mandalay Resort Group (“Mandalay”) under which the Company acquired Mandalay for $71.00 in cash for each share of common stock of Mandalay. Mandalay owns and operates eleven properties in Nevada, including Mandalay Bay, Luxor, Excalibur, Circus Circus, and Slots-A-Fun in Las Vegas, Circus Circus-Reno in Reno, Colorado Belle and Edgewater in Laughlin, Gold Strike and Nevada Landing in Jean, and Railroad Pass in Henderson. Mandalay also owns and operates Gold Strike, a hotel/casino in Tunica County, Mississippi. In addition, Mandalay owns a 50% interest in Silver Legacy in Reno and a 50% interest in Grand Victoria, a riverboat in Elgin, Illinois. Mandalay’s interest in Grand Victoria was placed in escrow until the Company is licensed by the Illinois Gaming Board. Mandalay owned 53.5% of MotorCity Casino in Detroit, Michigan, but sold that interest immediately prior to the closing of the merger. Mandalay also owned the other 50% of Monte Carlo – as discussed in Note 1, the Company now owns 100% of Monte Carlo. The total merger consideration included equity value of approximately $4.8 billion and the assumption or repayment of other outstanding Mandalay debt with a fair value of approximately $3.0 billion, offset by the $525 million received by Mandalay from the sale of its interest in MotorCity Casino.

NOTE 3 — DISCONTINUED OPERATIONS

     In January 2004, the Company completed the sale of the Golden Nugget Las Vegas in downtown Las Vegas and the Golden Nugget Laughlin in Laughlin, Nevada (the “Golden Nugget Subsidiaries”), including substantially all of the assets and liabilities of those resorts, with net proceeds to the Company of $210 million. In February 2004, the Company entered into an agreement to sell the subsidiaries that own and operate MGM Grand Australia. This transaction closed in July 2004 with net proceeds to the Company of $136 million.

     The results of the Golden Nugget Subsidiaries and MGM Grand Australia are classified as discontinued operations in the accompanying consolidated statements of income for the three months ended March 31, 2004. Net revenues of discontinued operations were $27 million for the three months ended March 31, 2004. Included in income from discontinued operations is an allocation of interest expense based on the ratio of the net assets of the discontinued operations to the total consolidated net assets and debt of the Company. Interest allocated to discontinued operations was $1 million for the three months ended March 31, 2004. Included in discontinued operations for the three months ended March 31, 2004 is a gain on the sale of the Golden Nugget Subsidiaries of $8 million.

NOTE 4 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     Investments in unconsolidated affiliates consisted of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Victoria Partners – Monte Carlo (50%)	$425,698	$424,683
Marina District Development Company – Borgata (50%)	418,215	405,322
MGM Grand Newcastle (Holdings) Ltd. (50%)	9,395	9,633
MGM Grand Paradise Limited – Macau (50%)	2,933	3,002

	$856,241	$842,640

     The Company also owns 50% of The Residences at MGM Grand, along with Turnberry Associates. At March 31, 2005 and December 31, 2004, the Company had a negative investment balance of $4 million and $3 million, respectively, recorded as other long-term liabilities in the accompanying consolidated balance sheets, representing cumulative losses of the venture.

     In April 2005, the Company invested an additional $177 million in MGM Grand Paradise Limited (“Paradise”), its 50% owned venture in Macau. The Company’s total investment of $180 million consists of a payment for 50% of Paradise’s ordinary share capital of $112.5 million and a non-interest bearing shareholder loan of $67.5 million. The Company’s partner in Paradise invested $80 million, consisting of a payment for 50% of Paradise’s ordinary share capital of $12.5 million and a non-interest bearing shareholder loan of $67.5 million. In addition, the Company has committed to make available to Paradise an interest bearing loan facility of $100 million which is subordinated to third party financing, repayment of the shareholder loans and required shareholder distributions (which begin once the shareholder loans have been repaid).

     The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

Three months ended March 31,	2005	2004
	(In thousands)
Income from unconsolidated affiliates	$35,045	$24,172
Preopening and start-up expenses	69	—
Non-operating items from unconsolidated affiliates	(2,787)	(6,205)

	$32,327	$17,967

NOTE 5 — LONG-TERM DEBT

     Long-term debt consisted of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Senior Credit Facility	$600,000	$50,000
$300 million 6.95% senior notes, repaid at maturity in 2005, net	—	300,087
$176.4 million 6.625% senior notes, repaid at maturity in 2005, net	—	176,096
$244.5 million 7.25% senior notes, due 2006, net	236,671	235,511
$710 million 9.75% senior subordinated notes, due 2007, net	707,282	706,968
$200 million 6.75% senior notes, due 2007, net	190,046	189,115
$180.4 million 6.75% senior notes, due 2008, net	169,710	168,908
$200 million 6.875% senior notes, redeemed in 2005, net	—	199,095
$1.05 billion 6% senior notes, due 2009, net	1,056,156	1,056,453
$825 million 8.5% senior notes, due 2010, net	822,337	822,214
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$550 million 6.75% senior notes, due 2012	550,000	550,000
$525 million 5.875% senior notes, due 2014, net	520,159	522,301
$100 million 7.25% senior debentures, due 2017, net	82,108	81,919
Other notes	195	195

	5,334,664	5,458,862
Less: Current portion	(14)	(14)

	$5,334,650	$5,458,848

     Total interest incurred for the three month periods ended March 31, 2005 and 2004 was $104 million and $93 million, respectively, of which $3 million and $3 million, respectively, was capitalized.

     At March 31, 2005, the Senior Credit Facility consisted of a $2.5 billion senior revolving credit facility. In November 2004, in anticipation of the Mandalay merger, the Company entered into an amended and restated bank credit facility with a group of lenders led by Bank of America, N.A. The revised bank credit facility was effective upon the closing of the Mandalay merger, matures in 2010 and provides a total of $7.0 billion of borrowing capacity, consisting of a $5.5 billion senior revolving credit facility and $1.5 billion senior term loan facility.

     In March 2004, the Company repurchased $49 million of its senior notes for $52 million. The March 2004 repurchases resulted in a loss on early retirement of debt of $6 million, including the write-off of unamortized original issue discount, classified as “Other, net” in the accompanying consolidated statement of income. Under its current authorization from the Board of Directors, the Company can repurchase up to an additional $100 million of its debt securities.

     In February 2005, the Company redeemed all of its outstanding 6.875% Senior Notes due February 2008 at the present value of future interest payments plus accrued interest at the date of redemption. The Company recorded a loss on retirement of debt of $20 million in the first quarter of 2005, classified as “Other, net” in the accompanying statement of income. As a result of the redemption of the February 2008 Senior Notes and the repayment of the $300 million 6.95% Senior Notes that matured in February 2005, the Company applied for, and received, release of collateral under its Senior Credit Facility and senior notes. Therefore, the Company’s Senior Credit Facility and senior notes are now unsecured, but are still subject to guarantees by the Company and each of its material subsidiaries, excluding MGM Grand Detroit, LLC and the Company’s foreign subsidiaries.

     The Company attempts to limit its exposure to interest rate risk by managing the mix of its long-term fixed rate borrowings and short-term borrowings under its bank credit facilities. As of March 2005, the Company has interest rate swap agreements, designated as fair value hedges, which effectively convert $100 million of the Company’s fixed rate debt to floating rate debt, with total notional amounts of $100 million. At March 31, 2005, the fair value of the interest rate swap agreements was a liability of $2 million.

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

     The Company’s long-term debt obligations contain certain customary covenants. The Company’s Senior Credit Facility contains covenants that require the Company to maintain certain financial ratios. At March 31, 2005, the Company was required to maintain a maximum leverage ratio (average debt to EBITDA, as defined) of 5.25:1. Also at March 31, 2005, the Company was required to maintain a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.75:1. As of March 31, 2005, the Company’s leverage and interest coverage ratios were 3.8:1 and 3.7:1, respectively.

NOTE 6 — INCOME PER SHARE OF COMMON STOCK

     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

Three months ended March 31,	2005	2004
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	141,258	142,115
Potential dilution from stock options and restricted stock	6,065	4,732

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	147,323	146,847

NOTE 7 — COMPREHENSIVE INCOME

     Comprehensive income consisted of the following:

Three months ended March 31,	2005	2004
	(In thousands)
Net income	$111,079	$105,848
Currency translation adjustment	(321)	700
Derivative income from unconsolidated affiliate, net of tax	612	84

Comprehensive income	$111,370	$106,632

NOTE 8 — STOCKHOLDERS’ EQUITY

     Stock repurchases. In the three months ended March 31, 2004, the Company repurchased 5.8 million shares of common stock at a total cost of $121 million. The Company did not repurchase any shares in the three months ended March 31, 2005. The Company has availability under a July 2004 authorization to purchase up to 10 million shares of its common stock.

     Stock split. In March 2005, the Company’s Board of Directors authorized a 2-for-1 stock split effected in the form of a 100% stock dividend, subject to stockholder approval of an increase in the Company’s authorized shares of common stock. Such approval was received in May 2005, and the additional shares will be issued on May 18, 2005 to stockholders of record on May 4, 2005. Once the additional shares are issued, all share and per share data in the Company’s financial statements and notes thereto will be restated for all periods presented to reflect the 100% stock dividend. On a pro forma basis including the effects of the stock dividend, earnings per share would have been:

	2005		2004
Three months ended March 31,	As reported	Pro forma	As reported	Pro forma
Basic earnings per share:
Income from continuing operations	$0.79	$0.39	$0.68	$0.34
Discontinued operations	—	—	0.06	0.03

Net income per share	$0.79	$0.39	$0.74	$0.37

Diluted earnings per share:
Income from continuing operations	$0.75	$0.38	$0.66	$0.33
Discontinued operations	—	—	0.06	0.03

Net income per share	$0.75	$0.38	$0.72	$0.36

NOTE 9 — STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

     A summary of the status of the Company’s stock option plans is presented below:

		Weighted
		Average
	Shares	Exercise
Three months ended March 31, 2005	(000’s)	Price

Outstanding at beginning of period	15,365	$28.31
Granted	375	71.98
Exercised	(3,025)	28.88
Terminated	(25)	18.04

Outstanding at end of period	12,690	29.48

Exercisable at end of period	6,109	28.21

     As of March 31, 2005, the aggregate number of shares subject to options available for grant under the Company’s stock option plans was 1.9 million. In May 2005, the Company’s shareholders approved the 2005 Omnibus Incentive Plan, which authorizes the issuance of up to 10 million shares to participants in various forms, including stock options, stock appreciation rights and restricted stock. No additional options will be granted under the prior plans. Also in May 2005, the Company’s Compensation and Stock Option Committee granted 5.4 million options to Company directors and employees under the Omnibus Incentive Plan.

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

     The following are required disclosures under SFAS 123 and SFAS 148:

Three months ended March 31,	2005	2004
	(In thousands, except per share amounts)
Net income
As reported	$111,079	$105,848
Stock-based compensation under SFAS 123	(4,182)	(5,695)

Pro forma	$106,897	$100,153

Basic earnings per share
As reported	$0.79	$0.74
Stock-based compensation under SFAS 123	(0.03)	(0.04)

Pro forma	$0.76	$0.70

Diluted earnings per share
As reported	$0.75	$0.72
Stock-based compensation under SFAS 123	(0.02)	(0.04)

Pro forma	$0.73	$0.68

     The stock-based compensation included in the table above represents the after-tax amount of pro forma compensation related to stock option plans. Reported net income includes $1 million, net of tax, of amortization of restricted stock compensation for each of the three month periods ended March 31, 2005 and 2004.

     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Under the original standard, SFAS No. 123, companies had the option of recording stock options issued to employees at fair value or intrinsic value, which generally leads to no expense being recorded. The Company opted to use this intrinsic value method and make required disclosures of fair value expense. SFAS 123(R) eliminates this intrinsic value alternative. SFAS 123(R) is effective for the Company on January 1, 2006, at which time share-based payments must be recorded at fair value.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

     Detroit Development Agreement. Under the August 2002 revised development agreement with the City of Detroit, MGM Grand Detroit, LLC and the Company are subject to certain obligations. The City of Detroit required payments of $44 million, all of which had been made as of March 31, 2005; the transfer of assets of $3 million; indemnification of up to $20 million related to the Lac Vieux and certain other litigation, of which $2 million has been paid as of March 31, 2005; and continued letter of credit support for $50 million of bonds issued by the Economic Development Corporation of the City of Detroit for land purchases along the Detroit River. The letter of credit will be drawn on to make interest and principal payments on the bonds, which mature in 2009. The remaining obligations have been classified as other accrued liabilities.

     The Company recorded an intangible asset (development rights, deemed to have an indefinite life) of approximately $115 million in connection with its obligations under the revised development agreement. In addition to the above obligations, the Company will pay the City of Detroit 1% of gaming revenues (2% if annual revenues exceed $400 million) beginning January 1, 2006.

     Until April 2005, the ability to construct the permanent casino facility was subject to resolution of the Lac Vieux litigation. In April 2005, the 6th Circuit Court of Appeals ruled on all the outstanding aspects of the case and its derivatives, including approving the settlement agreement between Lac Vieux and the two other developers, dismissing Lac Vieux’s remaining claims and lifting the injunction prohibiting the City and the developers from commencing construction. The Company is currently in the process of obtaining land and developing plans for the permanent casino facility. The design, budget and schedule of the permanent facility are not finalized, and the ultimate timing, cost and scope of the project are subject to risks attendant to large-scale projects.

     New York Racing Association. The Company has an understanding with the New York Racing Association (“NYRA”) to manage video lottery terminals (“VLTs”) at NYRA’s Aqueduct horseracing facility in metropolitan New York. The Company would assist in the development of the facility, including providing project financing, and would manage the facility for a fee. Recent legislative changes will allow MGM MIRAGE to operate the VLTs past the expiration of the current Aqueduct franchise agreement. The Company’s participation is subject to a definitive agreement and regulatory approvals.

     United Kingdom. The Company has been pursuing several development opportunities in the United Kingdom in anticipation of legislation allowing large-scale casino and resort developments. Legislation approved in April 2005 includes authorization for only one initial regional casino (unlimited table games and a maximum of 1,250 slot machines) and eight large casinos (unlimited table games and a maximum of 150 slot machines), a significant reduction from previous proposals. The Company entered into the agreements described below to further its development efforts. The agreements are cancelable, and any related investments refundable, if certain conditions are not met within specified time frames, including appropriate gaming legislation and tax thresholds, as well as required planning and other approvals.

     The Company has entered into an agreement with the Earls Court and Olympia Group, which operates large exhibition and trade show facilities in London, to form a venture to develop an entertainment and gaming facility, which the Company would operate in space leased from Olympia. The Company made a refundable deposit of £1.8 million ($3.3 million based on exchange rates at March 31, 2005) and owns 82.5% of the entity.

     The Company has entered into an agreement with Newcastle United PLC to create a 50-50 joint venture which would build a major new mixed-use development, including casino development, on a site adjacent to Newcastle’s football stadium. Newcastle United PLC contributed the land to the joint venture, and the Company made a refundable equity investment of £5 million ($9.4 million based on exchange rates at March 31, 2005).

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

NOTE 11 — PROPERTY TRANSACTIONS, NET

     Net property transactions consist of the following:

Three months ended March 31,	2005	2004
	(In thousands)
Demolition costs	$3,110	$848
Net losses on sale or disposal of fixed assets	1,093	891

	$4,203	$1,739

     During 2005, demolition costs relate primarily to room remodel activity at MGM Grand Las Vegas and construction of a new showroom at The Mirage. During 2004, demolition costs relate primarily to the Bellagio expansion and standard room remodel projects and site preparation for The Residences at MGM Grand.

NOTE 12 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION

     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the Senior Credit Facility, the senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of March 31, 2005 and December 31, 2004 and for the three periods ended March 31, 2005 and 2004 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of March 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Current assets	$81,882	$489,616	$238,130	$—	$809,628
Property and equipment, net	8,011	8,822,696	90,986	(11,972)	8,909,721
Investments in subsidiaries	9,086,785	205,051	—	(9,291,836)	—
Investments in unconsolidated affiliates	127,902	1,070,504	—	(342,165)	856,241
Other non-current assets	67,931	362,942	124,835	—	555,708

	$9,372,511	$10,950,809	$453,951	$(9,645,973)	$11,131,298

Current liabilities	$111,152	$627,250	$69,884	$—	$808,286
Intercompany accounts	(223,622)	210,246	13,376	—	—
Deferred income taxes	1,802,297	—	—	—	1,802,297
Long-term debt	4,655,934	678,716	—	—	5,334,650
Other non-current liabilities	3,954	109,211	50,104	—	163,269
Stockholders’ equity	3,022,796	9,325,386	320,587	(9,645,973)	3,022,796

	$9,372,511	$10,950,809	$453,951	$(9,645,973)	$11,131,298

	As of December 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$48,477	$541,537	$230,188	$—	$820,202
Property and equipment, net	8,266	8,820,342	97,506	(11,972)	8,914,142
Investments in subsidiaries	8,830,922	192,290	—	(9,023,212)	—
Investments in unconsolidated affiliates	127,902	1,056,903	—	(342,165)	842,640
Other non-current assets	67,672	346,201	124,172	—	538,045

	$9,083,239	$10,957,273	$451,866	$(9,377,349)	$11,115,029

Current liabilities	$132,279	$726,581	$69,117	$—	$927,977
Intercompany accounts	(231,630)	206,698	24,932	—	—
Deferred income taxes	1,802,008	—	—	—	1,802,008
Long-term debt	4,607,118	851,730	—	—	5,458,848
Other non-current liabilities	1,760	102,595	50,137	—	154,492
Stockholders’ equity	2,771,704	9,069,669	307,680	(9,377,349)	2,771,704

	$9,083,239	$10,957,273	$451,866	$(9,377,349)	$11,115,029

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended March 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$1,090,435	$113,700	$—	$1,204,135
Equity in subsidiaries’ earnings	284,161	30,582	—	(314,743)	—
Expenses:
Casino and hotel operations	—	583,741	59,952	—	643,693
General and administrative	—	143,498	14,866	—	158,364
Corporate expense	3,989	22,802	—	—	26,791
Preopening and start-up expenses	—	2,524	—	—	2,524
Restructuring costs (credit)	—	(66)	—	—	(66)
Property transactions, net	—	4,201	2	—	4,203
Depreciation and amortization	371	103,109	7,015	—	110,495

	4,360	859,809	81,835	—	946,004

Income from unconsolidated affiliates	—	35,045	—	—	35,045

Operating income	279,801	296,253	31,865	(314,743)	293,176
Interest expense, net	(86,529)	(13,426)	184	—	(99,771)
Other, net	(19,500)	1,187	(165)	—	(18,478)

Income before income taxes	173,772	284,014	31,884	(314,743)	174,927
Provision for income taxes	(62,693)	—	(1,155)	—	(63,848)

Net income	$111,079	$284,014	$30,729	$(314,743)	$111,079

	For the Three Months Ended March 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$962,519	$103,917	$—	$1,066,436
Equity in subsidiaries’ earnings	239,641	30,384	—	(270,025)	—
Expenses:
Casino and hotel operations	—	522,013	51,806	—	573,819
General and administrative	—	132,750	13,548	—	146,298
Corporate expense	2,497	13,241	—	—	15,738
Preopening and start-up expenses	129	252	—	—	381
Restructuring costs	—	414	—	—	414
Property transactions, net	—	1,350	389	—	1,739
Depreciation and amortization	262	89,817	7,474	—	97,553

	2,888	759,837	73,217	—	835,942

Income from unconsolidated affiliates	—	24,172	—	—	24,172

Operating income	236,753	257,238	30,700	(270,025)	254,666
Interest expense, net	(74,157)	(14,025)	(725)	—	(88,907)
Other, net	(1,081)	(12,280)	2	—	(13,359)

Income from continuing operations before income taxes	161,515	230,933	29,977	(270,025)	152,400
Provision for income taxes	(55,667)	—	407	—	(55,260)

Income from continuing operations	105,848	230,933	30,384	(270,025)	97,140
Discontinued operations, net	—	6,983	1,725	—	8,708

Net income	$105,848	$237,916	$32,109	$(270,025)	$105,848

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Three Months Ended March 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities	$(112,661)	$244,113	$35,711	$—	$167,163
Net cash provided by (used in) investing activities	(2,883)	(143,870)	(480)	(1,034)	(148,267)
Net cash provided by (used in) financing activities	138,762	(173,212)	(24,862)	1,034	(58,278)

	For the Three Months Ended March 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities	$(67,513)	$168,086	$40,545	$—	$141,118
Net cash provided by (used in) investing activities	—	49,387	(11,835)	(1,034)	36,518
Net cash provided by (used in) financing activities	110,953	(300,103)	(15,265)	1,034	(203,381)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Overview

     At March 31, 2005, our primary operations consisted of 11 wholly-owned casino resorts and 50% investments in two other casino resorts, including:

Las Vegas, Nevada:	Bellagio, MGM Grand Las Vegas, The Mirage, TI, New York-New York, Boardwalk, and Monte Carlo (50% owned - see below).

Other domestic:	The Primm Valley Resorts (Buffalo Bill’s, Primm Valley Resort and Whiskey Pete’s) in Primm, Nevada; Beau Rivage in Biloxi, Mississippi; MGM Grand Detroit; and Borgata (50% owned) in Atlantic City, New Jersey.

     Other operations include the Shadow Creek golf course in North Las Vegas; two golf courses at Primm Valley; a 50% investment in The Residences at MGM Grand, a hotel condominium development in Las Vegas; and a 50% investment in MGM Grand Paradise Limited, which is planning a casino resort in Macau.

     On April 25, 2005, we closed our merger with Mandalay Resort Group (“Mandalay”) under which we acquired Mandalay for $71.00 in cash for each share of common stock of Mandalay. Mandalay owns and operates eleven properties in Nevada, including Mandalay Bay, Luxor, Excalibur, Circus Circus, and Slots-A-Fun in Las Vegas, Circus Circus-Reno in Reno, Colorado Belle and Edgewater in Laughlin, Gold Strike and Nevada Landing in Jean, and Railroad Pass in Henderson. Mandalay also owns and operates Gold Strike, a hotel/casino in Tunica County, Mississippi. In addition, Mandalay owns a 50% interest in Silver Legacy in Reno and a 50% interest in Grand Victoria, a riverboat in Elgin, Illinois. Mandalay’s interest in Grand Victoria was placed in escrow until we are licensed by the Illinois Gaming Board. Mandalay owned 53.5% of MotorCity Casino in Detroit, Michigan, but sold that interest immediately prior to the closing of the merger. With the merger, we now own 100% of Monte Carlo. The total merger consideration included equity value of approximately $4.8 billion and the assumption or repayment of other outstanding Mandalay debt with a fair value of approximately $3.0 billion, offset by the $525 million received by Mandalay from the sale of its interest in MotorCity Casino.

     We operate primarily in one segment, the operation of casino resorts, which includes offering gaming, hotel, dining, entertainment, retail, convention services and other resort amenities. Slightly over half of our net revenues are derived from gaming activities, a lower percentage than many of our competitors, as our operating philosophy is to provide a complete resort experience for our guests, including non-gaming amenities which command a premium price based on their quality. We believe that we own several of the premier casino resorts in the world, and a main focus of our strategy is to continually reinvest in these resorts to maintain that competitive advantage.

     We generate a majority of our net revenues and operating income from our resorts in Las Vegas, Nevada. Earning a majority of our operating profit from our Las Vegas resorts exposes us to certain risks outside of our control, such as competition from other recently opened Las Vegas resorts, including several expanded resorts and a major new competitor, and the impact from expansion of gaming in California. We are also exposed to risks related to tourism and the general economy, including national and global economic conditions and terrorist attacks or other global events.

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

     A full description of our operations, key performance indicators and outlook can be found in our Annual Report on Form 10-K for the year ended December 31, 2004.

     Financial Results

     The following discussion is based on our consolidated financial statements for the three months ended March 31, 2005 and 2004. On a consolidated basis, the most important factors and trends contributing to our operating performance for the quarter were:

•	Strong gaming volumes, particularly during key casino events such as the Super Bowl, Chinese New Year and March Madness;

•	Continued robust room pricing trends and a strong convention calendar, which drove higher room revenues as well as increased utilization of our restaurants, entertainment venues and other resort amenities;

•	The December 2004 opening of the Spa Tower and related amenities at Bellagio and the ongoing repositioning of MGM Grand Las Vegas, highlighted by KÀ, the new Cirque du Soleil show, and the West Wing and SKYLOFTS room enhancements;

•	The continued success of Borgata, of which we own 50%.

     As a result of the above factors and trends, our net revenues increased 13% in the quarter over the first quarter of 2004. Our operating income in 2005 increased 15% for the quarter, due to the strong revenue trends and the operating leverage obtained from the increased pricing of rooms and increased gaming volumes along with the increased income from Borgata.

     Income from continuing operations increased 14% over the 2004 three month period. Increased operating income was offset in part by higher interest expense and higher “other” expenses, net, discussed below.

     Operating Results – Detailed Revenue Information

     The following table presents detail of our net revenues:

	Three Months Ended March 31,
		Percentage
	2005	Change	2004
	(Dollars in thousands)
Casino revenue, net:
Table games	$264,129	7%	$247,760
Slots	330,541	13%	293,147
Other	20,143	13%	17,816

Casino revenue, net	614,813	10%	558,723

Non- casino revenue:
Rooms	274,054	17%	234,961
Food and beverage	243,478	12%	217,764
Entertainment, retail and other	193,861	19%	163,426

Non- casino revenue	711,393	15%	616,151

	1,326,206	13%	1,174,874
Less: Promotional allowances	(122,071)	13%	(108,438)

	$1,204,135	13%	$1,066,436

     Table games revenues were driven by strong baccarat volumes, up 39%. Table games hold percentages were in the middle of the Company’s normal range in the first quarters of both 2005 and 2004. The 13% increase in slot revenue is on top of a 10% year-over-year increase in 2004, demonstrating the momentum of the Company’s technology and marketing programs. The addition of the Spa Tower also led to increased slot utilization at Bellagio.

     Non-casino revenue increased in 2005 primarily due to strong conference and group business and higher room rates in all segments, as well as the success of the Spa Tower and other amenities in garnering an increased share of customer spending. In the first quarter of 2005, REVPAR was $143, up 15% from the prior year quarter. At our Las Vegas resorts, REVPAR was $167 in the 2005 quarter, an increase of 15%. These REVPAR increases were driven by higher rates and an increase in occupancy from 90% to 92%. Other non-gaming revenue increased due to successful new restaurants and lounges and the addition of KÀ at MGM Grand Las Vegas and the Spa Tower at Bellagio.

     Operating Results – Details of Certain Charges

     Preopening and start-up expenses were $3 million in the 2005 quarter versus minimal amounts in 2004, and included amounts related to the Spa Tower, Residences at MGM Grand, KÀ and other projects at MGM Grand Las Vegas, such as the new poker room and new restaurants.

     Property transactions, net consisted of the following:

Three months ended March 31,	2005	2004
	(In thousands)
Demolition costs	$3,110	$848
Net losses on sale or disposal of fixed assets	1,093	891

	$4,203	$1,739

     During 2005, demolition costs relate primarily to room remodel activity at MGM Grand Las Vegas and construction of a new showroom at The Mirage. During 2004, demolition costs relate primarily to the Bellagio expansion and standard room remodel projects and site preparation for The Residences at MGM Grand.

     Non-operating Results

     Net interest expense increased to $101 million in the 2005 quarter from $90 million in the 2004 quarter, due primarily to the issuance of fixed rate debt during 2004. “Other, net” includes a $20 million loss on early retirement of debt related to the early redemption of our 6.875% Senior Notes due 2008 and $7 million of income from the favorable resolution of a pre-acquisition contingency related to the Mirage Resorts acquisition. In 2004, “Other, net” includes a $6 million loss on early retirement of debt related to the repurchase of $49 million of our senior notes. For the first quarter of 2005, our effective income tax rate on continuing operations was 37%, slightly higher than the prior year’s rate of 36%.

     Discontinued Operations

     Income from discontinued operations in the first quarter of 2004 represents the operations of MGM Grand Australia for a full quarter and the Golden Nugget Subsidiaries through their sale in January, and the after-tax gain of $5 million from the sale of the Golden Nugget Subsidiaries.

     In July 2004, we completed the sale of the subsidiaries that own and operate MGM Grand Australia, with net proceeds to the Company of $136 million. We reported an after tax gain of $48 million upon the closing of the sale. We have not yet repatriated the net proceeds from the sale pending our evaluation of the impact of provisions of the American Jobs Creation Act of 2004 (the “Act”) that provide for a special one-time tax deduction of 85 percent on certain repatriated earnings of foreign subsidiaries. Additional guidance from Congress and/or the United States Treasury Department will be necessary for us to complete our evaluation, as it is not clear at this time whether the Act will provide a benefit to us. If guidance is issued that indicates our planned repatriation qualifies for the one-time deduction, we will recognize a tax benefit of approximately $7 million as part of continuing operations in the quarter in which such guidance is issued.

     Other Factors Affecting Future Results

     Effective September 1, 2004, the gaming tax rate in Michigan increased from 18% to 24%, provided that once our subsidiary begins operation of the permanent casino complex the rate will be reduced to 19%, and if our subsidiary does not complete a permanent casino complex by July 2009, the rate will increase on a graduated basis to 27%.

Liquidity and Capital Resources

     Cash Flows – Operating Activities

     Trends in our operating cash flows tend to follow trends in our operating income, excluding non-cash charges, since our business is primarily cash-based. In the first quarter of 2005, our operating income increased $39 million, or 15%, and cash flow provided by operating activities increased $26 million, or 18%. At March 31, 2005, we held cash and cash equivalents of $396 million, higher than normal due to cash held in Australia after the sale of the MGM Grand Australia Subsidiaries.

     Cash Flows – Investing Activities

     Our primary investing cash flows for the three months ended March 31, 2005 were capital expenditures and related payments on previously accrued project costs. Capital expenditures were made primarily for:

•	Completion of the Spa Tower and related amenities at Bellagio;

•	Ongoing room enhancements – West Wing and SKYLOFTS – MGM Grand Las Vegas;

•	Other projects at MGM Grand Las Vegas, including a new poker room, new lounge and relocated race and sports book;

•	The remodeled theatre at The Mirage in preparation for a new show by Cirque du Soleil.

     In 2004, capital expenditures included major projects such as the Spa Tower and KÀ theatre at MGM Grand Las Vegas. Also in the 2004 quarter we received the net proceeds from the sale of the Golden Nugget Subsidiaries.

     Cash Flows – Financing Activities

     In the first quarter of 2005, we repaid net debt of $124 million. We used borrowings from our bank credit facility to repay at their scheduled maturity two issues of senior notes due in 2005 ($176.4 million of 6.625% Senior Notes and $300 million of 6.95% Senior Notes) and to redeem one issue due in 2008 ($200 million of 6.875% Senior Notes). With the redemption of the 2008 Senior Notes and the repayment of the 6.95% Senior Notes, the Company’s bank credit facility and senior notes are now unsecured.

     We did not repurchase any shares of our common stock in the first three months of 2005, but have a current authorization to repurchase up to 10 million shares of our common stock. We received proceeds of $87 million from the exercise of stock options in the first quarter of 2005. As of March 31, 2005, we had approximately $1.9 billion of available liquidity under our bank credit facility.

     Other Factors Affecting Liquidity

     With the closing of the Mandalay merger on April 25, 2005, the Company’s revised $7 billion bank credit facility is effective and we borrowed a net $4.6 billion to fund the Mandalay merger; total outstanding borrowings under our credit facility at the closing were $5.3 billion leaving $1.7 billion of available liquidity. The Company expects to be able to repay a portion of the outstanding borrowings under the facility from operating cash flow generated through the remainder of 2005, after funding all anticipated capital expenditures and other investments.

     Holders of Mandalay senior and subordinated notes with total outstanding principal balances of $1.5 billion have the ability to require the Company to redeem such notes at a price equal to 101% of the principal amount. At the close of the merger, Mandalay senior notes with total outstanding principal balances of $500 million were trading at or near a price of 101% of the principal amount. The remaining notes were trading significantly above that price. In addition, we expect to pay approximately $566 million in the second quarter of 2005 assuming full conversion of Mandalay’s convertible debentures. Any redemption of Mandalay’s senior or subordinated notes, and the payment upon conversion of the convertible debentures, is expected to be funded from available borrowings under the Company’s bank credit facility.

     We have several other projects and proposed developments which will or could require significant funding in the next several years. In April 2005, we funded the remaining $177 million of our total $180 million investment in MGM Grand Paradise Limited, a joint venture with Pansy Ho Chiu-king formed to develop, build and operate a hotel-casino resort, MGM Grand Macau, in Macau S.A.R. In April 2005, MGM Grand Paradise Limited obtained a subconcession allowing it to conduct gaming operations. Construction on MGM Grand Macau, which is budgeted to cost $975 million, is expected to begin in 2005 and the resort is anticipated to open in 2007. We have committed to make available an interest bearing loan facility of $100 million and the venture intends to obtain third party financing to fund the remaining project costs.

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

     In April 2005, we and our partner CapitaLand were invited by the Singapore government to submit a joint proposal for an integrated resort complex in the Marina Bayfront. We are in the process of planning and designing the proposed resort and there can be no assurances that we will be selected to develop and operate the resort.

Recently Issued Accounting Standards

     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Under the original standard, SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), companies had the option of recording stock options issued to employees at fair value or intrinsic value, which generally leads to no expense being recorded. Most companies, including us, opted to use this intrinsic value method and make required disclosures of fair value expense. SFAS 123(R) eliminates this intrinsic value alternative. A complete description of SFAS 123(R) is included in our Annual Report on Form 10-K for the year ended December 31, 2004. In April 2005, the SEC adopted a rule to defer the effective date of SFAS 123(R) from July 1, 2005 to January 1, 2006.

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

     At March 31, 2005, we have interest rate swap agreements designated as fair value hedges, which effectively convert $100 million of our fixed rate debt to floating rate debt, with a total notional amount of $100 million. Under the terms of these agreements, we make payments based on specified spreads over six-month LIBOR, and receive payments equal to the interest payments due on the fixed rate debt. The interest rate swap agreements qualify for the “shortcut method” allowed under Statement of Financial Accounting Standards No. 133, which allows an assumption of no ineffectiveness in the hedging relationship. As such, there is no income statement impact from changes in the fair value of the hedging instruments.

     The following table provides information about our interest rate swaps as of March 31, 2005:

Maturity Date	February 27, 2014
Notional Value	$100 million
Estimated Fair Value	($2 million)
Average Pay Rate*	5.248%
Average Receive Rate	5.875%

*	Interest rates are determined in arrears. These rates have been estimated based on implied forward rates in the yield curve.

     As of March 31, 2005, after giving effect to the interest rate swaps discussed above, long-term fixed rate borrowings represented approximately 87% of our total borrowings. This ratio is higher than our typical mix of fixed and floating rate debt. However, upon the closing of the Mandalay acquisition and related funding from our $7 billion credit facility, we have a more normal mix. Assuming a 100 basis-point change in LIBOR at March 31, 2005, our annual interest cost would change by approximately $7 million.

Safe Harbor Provision

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to competition, development and construction activities, risks associated with the Mandalay merger, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or international economic conditions (including sensitivity to fluctuations in foreign currencies), pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations). For a complete description of risk factors, see our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We incorporate by reference the information appearing under “Market Risk” in Part I, Item 2 of this Form 10-Q.

Item 4. Controls and Procedures

     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2005. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

     During the quarter ended March 31, 2005, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     Boardwalk Shareholder Litigation

     For a complete description of the facts and circumstances surrounding this litigation, see our Annual Report on Form 10-K for the year ended December 31, 2004. In March 2005, the District Court for Clark County, Nevada granted summary judgment in our favor. The plaintiffs have until May 10, 2005 to file an appeal of such ruling. If such ruling is appealed, we will continue to vigorously defend our position that the plaintiffs’ claims are without merit.

     Lac Vieux Litigation

     For a complete description of the facts and circumstances surrounding the case of Lac Vieux Desert Band of Lake Superior Chippewa Indians v. Michigan Gaming Control Board, et. al., see our Annual report on Form 10-K for the year ended December 31, 2004. As of December 31, 2004, the casino developers, including our subsidiary, were prohibited from developing permanent casino complexes under an injunction issued by the 6th Circuit Court of Appeals. In April 2005, the 6th Circuit Court filed an unpublished opinion which effectively ruled on all the outstanding issues of the case. In the opinion, the 6th Circuit Court:

•	affirmed the District Court’s approval of the settlement agreement between Lac Vieux and the two other developers;

•	dismissed the Lac Vieux tribe’s appeal requesting a casino franchise reselection process;

•	acknowledged that MGM Grand Detroit did not derive any direct benefit from the City ordinance’s unconstitutional preference;

•	held that a new selection process solely for the MGM Grand Detroit franchise is not warranted and would be particularly inequitable to MGM Grand Detroit; and

•	dissolved the previously-entered injunction which prohibited construction of the permanent casino facilities.

     The ruling will not become final until the expiration of the Lac Vieux Tribe’s period for application for reconsideration by the 6th Circuit Court and/or appeal to the U.S. Supreme Court.

     Mandalay Resort Group Shareholder Litigation

     On April 25, 2005, the Company consummated its acquisition of Mandalay Resort Group, a Nevada corporation (“Mandalay”), pursuant to an Agreement and Plan of Merger, dated as of June 15, 2004 (the “Merger Agreement”), among the Company, MGM MIRAGE Acquisition Co. #61, a Nevada corporation, that was a wholly owned subsidiary of the Company (“Merger Sub”), and Mandalay. The acquisition was effected by merging Merger Sub with and into Mandalay (the “Merger”), with Mandalay continuing as the surviving corporation.

     In connection with the Merger, Mandalay and its directors were named defendants in Stephen Ham, Trustee for the J.C. Ham Residuary Trust v. Mandalay Resort Group, et al., which was filed on June 11, 2004 in the 8th Judicial District Court for Clark County, Nevada, and Robert Lowinger v. Mandalay Resort Group, et al., which was filed on June 7, 2004 also in the 8th Judicial District Court for Clark County, Nevada. Both of these actions make claims concerning the Merger, including claims of breach of fiduciary duty against Mandalay’s directors, and seek injunctive relief and unspecified monetary damages. The plaintiffs in both actions agreed that Mandalay and the directors did not need to respond to the pending complaints, as they intended to file a joint amended complaint and consolidate both actions. On December 3, 2004, the plaintiff in Ham filed a motion for temporary restraining order and motion for preliminary injunction enjoining the Mandalay shareholder vote on the proposed merger and for an order shortening time to allow plaintiff to conduct expedited discovery. The plaintiff’s motion was denied. On January 27, 2005, the plaintiff in Ham filed an amended complaint for breach of fiduciary duty in connection with approving the proposed merger. Mandalay moved to dismiss the amended complaint on April 4, 2005. The court has not yet ruled on that motion. The Company intends to vigorously defend its positions in this case.

     Other

     We and our subsidiaries are also defendants in various other lawsuits most of which relate to routine matters incidental to our business. We do not believe that the outcome of this other pending litigation, considered in the aggregate, will have a material adverse effect on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. There were no shares repurchased during the three months ended March 31, 2005. Under a July 2004 authorization by the Board of Directors, the Company had 10 million shares available for repurchase at March 31, 2005.

Item 6. Exhibits

10.1	MGM MIRAGE Supplemental Executive Retirement Plan II (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 4, 2005 (the “January 2005 8-K”)).

10.2	MGM MIRAGE Deferred Compensation Plan II (incorporated by reference to Exhibit 10.2 to the January 2005 8-K).

10.3	Agreement and Plan of Merger by and among Mandalay Resort Group, Circus Circus Michigan, Inc., CCM Merger Inc., CCM Merger Sub, Inc., and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K dated March 22, 2005).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE

Date: May 9, 2005	By:	/s/ J. TERRENCE LANNI

J. Terrence Lanni
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2005		/s/ JAMES J. MURREN

James J. Murren
President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)