Form 10-Q
period 2005-06-30
MGM MIRAGE
filed 2005-08-09
CIK 789570

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

Class Common Stock, $.01 par value	Outstanding at August 5, 2005 288,286,997 shares

MGM MIRAGE AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$306,495	$435,128
Accounts receivable, net	301,919	204,151
Inventories	114,451	70,333
Deferred income taxes	115,878	28,928
Prepaid expenses and other	203,455	81,662

Total current assets	1,042,198	820,202

Property and equipment, net	16,538,104	8,914,142

Other assets
Investments in unconsolidated affiliates	886,301	842,640
Goodwill and other intangible assets, net	1,664,867	233,335
Deposits and other assets, net	375,145	304,710

Total other assets	2,926,313	1,380,685

	$20,506,615	$11,115,029

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$182,930	$198,050
Income taxes payable	168,470	4,991
Current portion of long-term debt	14	14
Accrued interest on long-term debt	199,985	116,997
Other accrued liabilities	961,867	607,925

Total current liabilities	1,513,266	927,977

Deferred income taxes	3,365,146	1,802,008
Long-term debt	12,268,883	5,458,848
Other long-term obligations	183,306	154,492

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares; issued 353,938,925 and 347,147,868 shares; outstanding 287,273,210 and 280,739,868 shares	3,539	3,472
Capital in excess of par value	2,504,680	2,346,329
Deferred compensation	(7,079)	(10,878)
Treasury stock, at cost 66,665,715 and 66,408,000 shares	(1,120,528)	(1,110,551)
Retained earnings	1,796,716	1,544,499
Accumulated other comprehensive loss	(1,314)	(1,167)

Total stockholders’ equity	3,176,014	2,771,704

	$20,506,615	$11,115,029

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Casino	$764,378	$551,691	$1,379,191	$1,110,414
Rooms	455,761	232,304	729,815	467,265
Food and beverage	352,184	212,040	595,662	429,804
Entertainment	115,711	65,971	203,858	133,213
Retail	69,463	48,072	114,342	93,170
Other	106,973	66,015	167,808	117,101

	1,864,470	1,176,093	3,190,676	2,350,967
Less: Promotional allowances	(148,514)	(103,568)	(270,585)	(212,006)

	1,715,956	1,072,525	2,920,091	2,138,961

Expenses
Casino	389,767	266,677	700,556	550,597
Rooms	125,405	62,774	194,884	124,985
Food and beverage	220,466	120,709	354,777	240,329
Entertainment	84,801	47,580	144,866	94,213
Retail	45,233	30,593	74,817	59,139
Other	64,517	38,335	103,982	71,224
General and administrative	249,713	151,403	408,077	297,701
Corporate expense	31,651	18,458	58,442	34,196
Preopening and start-up expenses	3,897	1,619	6,421	2,000
Restructuring costs (credit)	(4)	3,900	(70)	4,314
Property transactions, net	1,793	1,938	5,996	3,677
Depreciation and amortization	151,673	97,484	262,168	195,037

	1,368,912	841,470	2,314,916	1,677,412

Income from unconsolidated affiliates	30,885	29,542	65,930	53,714

Operating income	377,929	260,597	671,105	515,263

Non-operating income (expense)
Interest income	5,319	1,116	7,016	2,019
Interest expense, net	(167,348)	(92,622)	(268,816)	(182,432)
Non-operating items from unconsolidated affiliates	(4,404)	(6,690)	(7,191)	(12,895)
Other, net	(1,781)	(2,573)	(17,472)	(9,727)

	(168,214)	(100,769)	(286,463)	(203,035)

Income from continuing operations before income taxes	209,715	159,828	384,642	312,228
Provision for income taxes	(68,547)	(58,165)	(132,395)	(113,425)

Income from continuing operations	141,168	101,663	252,247	198,803

Discontinued operations
Income from discontinued operations, including gain on disposal of $8,186 (six months 2004)	—	4,809	—	18,678
Provision for income taxes	—	(1,755)	—	(6,916)

	—	3,054	—	11,762

Net income	$141,168	$104,717	$252,247	$210,565

Basic earnings per share of common stock
Income from continuing operations	$0.49	$0.36	$0.89	$0.71
Discontinued operations	—	0.01	—	0.04

Net income per share	$0.49	$0.37	$0.89	$0.75

Diluted earnings per share of common stock
Income from continuing operations	$0.48	$0.35	$0.85	$0.68
Discontinued operations	—	0.01	—	0.04

Net income per share	$0.48	$0.36	$0.85	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities
Net income	$252,247	$210,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	262,168	195,531
Provision for doubtful accounts	15,761	4,069
Property transactions, net	5,996	3,677
Net loss on early extinguishment of debt	18,139	5,527
Gain on disposal of discontinued operations	—	(8,186)
Income from unconsolidated affiliates	(58,739)	(40,819)
Distributions from unconsolidated affiliates	43,039	22,500
Deferred income taxes	(27,239)	(32,822)
Tax benefit from stock-based compensation	60,833	22,501
Change in assets and liabilities:
Accounts receivable	(7,492)	(28,414)
Inventories	(5,153)	(986)
Income taxes receivable and payable	53,635	48,875
Prepaid expenses and other	13,168	6,122
Accounts payable and accrued liabilities	(5,715)	(49,531)
Other	(1,723)	11,291

Net cash provided by operating activities	618,925	369,900

Cash flows from investing activities
Acquisition of Mandalay Resort Group, net of cash acquired	(4,427,085)	—
Purchases of property and equipment	(232,242)	(347,349)
Dispositions of property and equipment	654	14,415
Proceeds from sale of the Golden Nugget Subsidiaries, net	—	210,119
Investments in unconsolidated affiliates	(177,000)	(13,791)
Change in construction payable	(38,539)	14,471
Other	(10,851)	(9,863)

Net cash used in investing activities	(4,885,063)	(131,998)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities with maturities of 90 days or less	1,200,000	(475,332)
Borrowings under bank credit facilities with maturities longer than 90 days	3,500,000	—
Issuance of long-term debt	500,000	522,207
Repayment of long-term debt	(1,102,171)	(52,149)
Debt issuance costs	(47,126)	(5,360)
Issuance of common stock	97,554	86,275
Repurchase of common stock	—	(343,856)
Other	(10,752)	(2,486)

Net cash provided by (used in) financing activities	4,137,505	(270,701)

Cash and cash equivalents
Net decrease for the period	(128,633)	(32,799)
Cash related to discontinued operations	—	(10,303)
Balance, beginning of period	435,128	279,606

Balance, end of period	$306,495	$236,504

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$177,697	$161,788
Federal, state and foreign income taxes paid, net of refunds	41,684	79,215
The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
     Organization. MGM MIRAGE (the “Company”) is a Delaware corporation, incorporated on January 29, 1986. As of June 30, 2005, approximately 55% of the outstanding shares of the Company’s common stock was owned by Tracinda Corporation, a Nevada corporation wholly-owned by Kirk Kerkorian. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, primarily operates and invests in casino resorts. On April 25, 2005, the Company completed its merger with Mandalay Resort Group (“Mandalay”).
     The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, Mandalay Bay, The Mirage, Luxor, Treasure Island (“TI”), New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas, Slots-A-Fun and Boardwalk. The Company owns three resorts in Primm, Nevada, at the California/Nevada state line — Whiskey Pete’s, Buffalo Bill’s and the Primm Valley Resort — as well as two championship golf courses located near the resorts. Other Nevada holdings include Circus Circus Reno, Colorado Belle and Edgewater in Laughlin, Gold Strike and Nevada Landing in Jean, and Railroad Pass in Henderson. The Company has a 50% investment in Silver Legacy in Reno, adjacent to Circus Circus Reno. In addition, the Company owns a 50% interest in The Residences at MGM Grand, adjacent to MGM Grand Las Vegas. The Residences is a condominium-hotel development, with Towers 1 and 2 under construction and Tower 3 in the sales phase. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts.
     The Company and its local partners own MGM Grand Detroit, LLC, which operates a casino in an interim facility located in downtown Detroit, Michigan. The Company also owns and operates two resorts in Mississippi — Beau Rivage in Biloxi and Gold Strike Tunica. The Company has 50% interests in two resorts outside of Nevada — Borgata and Grand Victoria. Borgata is a casino resort located on Renaissance Point in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. The Company owns additional land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, a portion of which is being utilized for an expansion of Borgata, and a portion of which is available for future development. Grand Victoria is a riverboat in Elgin, Illinois previously owned by Mandalay. Mandalay’s interest in Grand Victoria was placed in escrow until the Company is licensed by the Illinois Gaming Board.
     The Company owns 50% of MGM Grand Paradise Limited, a joint venture with Pansy Ho Chiu-king formed to develop, build and operate a hotel-casino resort, MGM Grand Macau, in Macau S.A.R. In April 2005, MGM Grand Paradise Limited obtained a subconcession allowing it to conduct gaming operations. Construction of MGM Grand Macau, which is budgeted to cost $975 million, began in the second quarter of 2005 and the resort is anticipated to open in the second half of 2007.
     The Company owns 66 acres adjacent to Bellagio on which it is developing Project CityCenter. The first phase of Project CityCenter is anticipated to open in 2009 and will consist of a 4,000-room casino resort, significant retail and entertainment facilities, boutique hotels and residential developments at an estimated cost of $5 billion.
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
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2005, and the results of its operations for the three and six month periods ended June 30, 2005 and 2004. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications, which have no effect on previously reported net income, have been made to the 2004 financial statements to conform to the 2005 presentation.

     Stock split. In May 2005, the Company completed a 2-for-1 stock split effected in the form of a 100% stock dividend. The additional shares were issued on May 18, 2005 to stockholders of record on May 4, 2005. All share and per share data in the accompanying financial statements and notes thereto have been restated for all periods presented to reflect the 100% stock dividend.
NOTE 2 — ACQUISITION
     On April 25, 2005, the Company closed its merger with Mandalay under which the Company acquired 100% of the outstanding common stock of Mandalay for $71.00 in cash for each share of Mandalay’s common stock. The Company believes that the acquisition enhances the Company’s portfolio of resorts on the Las Vegas Strip, provides additional sites for future development and expands the Company’s employee and customer bases significantly. These factors result in the recognition of certain intangible assets, discussed below, and significant goodwill. The total merger consideration included (in thousands):

Cash consideration for outstanding Mandalay shares and stock options	$4,831,944
Estimated fair value of Mandalay long-term debt	2,849,225
Transaction costs and expenses and other	111,127

7,792,296
Less: Net proceeds from the sale of MotorCity Casino	(519,685)

$7,272,611

     Cash paid, net of cash acquired, was $4.4 billion. The transaction was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The allocation is preliminary and may be adjusted up to one year after the acquisition. The following table sets forth the preliminary allocation of purchase price (in thousands):

Current assets (including cash of $134,245)	$414,207
Property and equipment	7,229,492
Goodwill	1,199,301
Other intangible assets	245,940
Other assets	283,930
Assumed liabilities, excluding long-term debt	(597,372)
Deferred taxes	(1,502,887)

$7,272,611

     The amount allocated to intangible assets includes existing Mandalay intangible assets and the recognition of customer lists with an estimated value of $12 million and an estimated useful life of five years and trade names and trademarks with an estimated value of $234 million and an indefinite life. Goodwill and indefinite-lived intangible assets are not amortized.
     The operating results for Mandalay are included in the accompanying consolidated statements of income from the date of the acquisition. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Mandalay acquisition had occurred on January 1, 2004.

	Three Months		Six Months
For the periods ended June 30,	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net revenues	$1,921,772	$1,763,286	$3,822,750	$3,499,244
Operating income	413,310	403,760	836,419	794,885
Net income	140,144	126,742	263,775	253,056
Basic earnings per share	$0.49	$0.45	$0.93	$0.90
Diluted earnings per share	0.47	0.44	0.89	0.87

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and other intangible assets consisted of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Goodwill:
Mandalay acquisition (2005)	$1,199,301	$—
Mirage acquisition (2000)	76,342	76,342
Other	7,415	7,415

	1,283,058	83,757

Indefinite-lived intangible assets:
Detroit development rights	102,556	115,056
Trademarks, license rights and other	250,594	17,554

	353,150	132,610

Other intangible assets	28,659	16,968

	$1,664,867	$233,335

NOTE 4 — DISCONTINUED OPERATIONS
     In January 2004, the Company completed the sale of the Golden Nugget Las Vegas in downtown Las Vegas and the Golden Nugget Laughlin in Laughlin, Nevada (the “Golden Nugget Subsidiaries”), with net proceeds to the Company of $210 million. In July 2004, the Company completed the sale of the subsidiaries that own and operate MGM Grand Australia with net proceeds to the Company of $136 million.
     The results of the Golden Nugget Subsidiaries and MGM Grand Australia are classified as discontinued operations in the accompanying consolidated statements of income for the three and six months ended June 30, 2004. Net revenues of discontinued operations were $14 million and $41 million, respectively, for the three and six months ended June 30, 2004. Included in income from discontinued operations is an allocation of interest expense ($1 million and $2 million, respectively, for the three and six months ended June 30, 2004) based on the ratio of the net assets of the discontinued operations to the total consolidated net assets and debt of the Company. Included in discontinued operations for the six months ended June 30, 2004 is a gain on the sale of the Golden Nugget Subsidiaries of $8 million.
NOTE 5 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
     Investments in unconsolidated affiliates consisted of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Marina District Development Company — Borgata (50%)	$428,754	$405,322
Elgin Riverboat Resort—Riverboat Casino — Grand Victoria (50%)	244,338	—
MGM Grand Paradise Limited — Macau (50%)	180,565	3,002
Circus and Eldorado Joint Venture — Silver Legacy (50%)	23,620	—
MGM Grand Newcastle (Holdings) Ltd. (50%)	9,024	9,633
Victoria Partners — Monte Carlo (50%)	—	424,683

	$886,301	$842,640

     The Company also owns 50% of The Residences at MGM Grand, along with Turnberry Associates. At June 30, 2005 and December 31, 2004, the Company had a negative investment balance of $5 million and $3 million, respectively, recorded as other long-term liabilities in the accompanying consolidated balance sheets, representing cumulative losses of the venture.
     As discussed in Note 1, the investment in Grand Victoria was held in escrow at June 30, 2005, pending the Company’s licensure by the Illinois Gaming Board. However, the Company is accounting for this interest as if it was owned, including recording its share of income from the venture, since all the benefits and risks of ownership accrue to MGM MIRAGE during the escrow period.

     The Company’s original investment in MGM Grand Paradise Limited (“Paradise”) consists of a $112.5 million payment for 50% of Paradise’s ordinary share capital and a non-interest bearing shareholder loan of $67.5 million. The Company has committed to make available to Paradise an interest bearing loan facility of $100 million which is subordinated to third party financing, repayment of the shareholder loans and required shareholder distributions (which begin once the shareholder loans have been repaid).
     The Company recorded its share of the results of operations of unconsolidated affiliates as follows (including the Company’s share of Monte Carlo’s results through April 25, 2005):

	Three Months		Six Months
For the periods ended June 30,	2005	2004	2005	2004
	(In thousands)
Income from unconsolidated affiliates	$30,885	$29,542	$65,930	$53,714
Preopening and start-up expenses	(2,338)	—	(2,407)	—
Non-operating items from unconsolidated affiliates	(4,404)	(6,690)	(7,191)	(12,895)

	$24,143	$22,852	$56,332	$40,819

NOTE 6 — LONG-TERM DEBT
     Long-term debt consisted of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Senior credit facility	$4,750,000	$50,000
$300 million 6.95% senior notes, repaid at maturity in 2005, net	—	300,087
$176.4 million 6.625% senior notes, repaid at maturity in 2005, net	—	176,096
$200 million 6.45% senior notes, due 2006, net	201,559	—
$244.5 million 7.25% senior notes, due 2006, net	237,876	235,511
$710 million 9.75% senior subordinated notes, due 2007, net	707,595	706,968
$200 million 6.75% senior notes, due 2007, net	190,993	189,115
$492.2 million 10.25% senior subordinated notes, due 2007, net	538,553	—
$180.4 million 6.75% senior notes, due 2008, net	170,527	168,908
$196.2 million 9.5% senior notes, due 2008, net	215,851	—
$200 million 6.875% senior notes, redeemed in 2005, net	—	199,095
$226.3 million 6.5% senior notes, due 2009, net	228,788	—
$1.05 billion 6% senior notes, due 2009, net	1,055,851	1,056,453
$297.6 million 9.375% senior subordinated notes, due 2010, net	328,222	—
$825 million 8.5% senior notes, due 2010, net	822,460	822,214
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$132.4 million 6.375% senior notes, due 2011, net	133,818	—
$550 million 6.75% senior notes, due 2012	550,000	550,000
$150 million 7.625% senior subordinated debentures, due 2013, net	156,277	—
$525 million 5.875% senior notes, due 2014, net	522,491	522,301
$500 million 6.625% senior notes, due 2015	500,000	—
$100 million 7.25% senior debentures, due 2017, net	82,300	81,919
Floating rate convertible senior debentures due 2033	315,293	—
$150 million 7% debentures due 2036, net	155,990	—
$4.3 million 6.7% debentures, due 2096	4,265	—
Other notes	188	195

	12,268,897	5,458,862
Less: Current portion	(14)	(14)

	$12,268,883	$5,458,848

     Total interest incurred for the three month periods ended June 30, 2005 and 2004 was $174 million and $98 million, respectively, of which $7 million and $5 million, respectively, was capitalized. Total interest incurred for the six month periods ended June 30, 2005 and 2004 was $279 million and $190 million, respectively, of which $10 million and $8 million, respectively, was capitalized.

     At June 30, 2005, the senior credit facility had total capacity of $7.0 billion. The senior credit facility matures in 2010 and consists of a $5.5 billion revolving credit facility and $1.5 billion term loan facility.
     In June 2005, the Company issued $500 million of 6.625% senior notes due 2015 through a Rule 144A offering. As required by the indenture, the Company will exchange the Rule 144A notes for notes registered under the Securities Exchange Act of 1933.
     In May 2005, the Company initiated a tender offer for several issuances of Mandalay’s senior notes and senior subordinated notes totaling $1.5 billion, as required by the change of control provisions contained in the respective indentures. Holders of $155 million of Mandalay’s senior notes and senior subordinated notes redeemed their holdings, resulting in a gain on early retirement of debt of $1 million, classified as “Other, net” in the accompanying consolidated statement of income. Holders of Mandalay’s $400 million principal floating rate convertible senior debentures had the right to redeem the debentures for $574 million through June 30, 2005. Through June 30, 2005, holders of $394 million of principal of the convertible senior debentures had either redeemed or given notice of redemption.
     In February 2005, the Company redeemed all of its outstanding 6.875% senior notes due February 2008 at the present value of future interest payments plus accrued interest at the date of redemption. The Company recorded a loss on retirement of debt of $20 million in the first quarter of 2005, classified as “Other, net” in the accompanying consolidated statement of income. As a result of the redemption of the February 2008 senior notes and the repayment of the $300 million 6.95% senior notes that matured in February 2005, the Company applied for, and received, release of collateral under its senior credit facility and all of its senior notes. Therefore, the Company’s senior credit facility and senior notes are now unsecured, but are still subject to guarantees by the Company and each of its subsidiaries, excluding MGM Grand Detroit, LLC and certain minor subsidiaries.
     The Company attempts to limit its exposure to interest rate risk by managing the mix of its long-term fixed rate borrowings and short-term borrowings under its bank credit facilities. In the past, the Company has utilized interest rate swap agreements to manage this risk. At June 30, 2005, the Company had no outstanding interest rate swaps. All of the Company’s interest rate swaps have met the criteria for using the “shortcut method” allowed under Statement of Financial Accounting Standards No. 133. The amounts received for the termination of past interest rate swaps, including the last $100 million swap terminated in May 2005, have been added to the carrying value of the related debt obligations and are being amortized and recorded as a reduction of interest expense over the remaining life of that debt.
     The Company’s long-term debt obligations contain certain customary covenants requiring the Company to maintain certain financial ratios. At June 30, 2005, the Company was required to maintain a maximum leverage ratio (debt to EBITDA, as defined) of 7.5:1 and a maximum senior leverage ratio of 5.75:1. Also at June 30, 2005, the Company was required to maintain a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.0:1. As of June 30, 2005, the Company’s leverage, senior leverage and interest coverage ratios were 5.5:1, 4.5:1 and 3.1:1, respectively.
NOTE 7 — INCOME PER SHARE OF COMMON STOCK
     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2005	2004	2005	2004
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	285,546	279,809	284,031	282,035
Potential dilution from stock options and restricted stock	11,179	9,688	11,654	9,576

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	296,725	289,497	295,685	291,611

NOTE 8 — COMPREHENSIVE INCOME
     Comprehensive income consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2005	2004	2005	2004
	(In thousands)
Net income	$141,168	$104,717	$252,247	$210,565
Currency translation adjustment	(831)	(5,813)	(1,152)	(5,113)
Derivative income from unconsolidated affiliate, net of tax	393	1,532	1,005	1,616

Comprehensive income	$140,730	$100,436	$252,100	$207,068

NOTE 9 — STOCK OPTION PLANS AND STOCK-BASED COMPENSATION
     A summary of the status of the Company’s stock option plans is presented below:

		Weighted
		Average
	Shares	Exercise
Six months ended June 30, 2005	(000’s)	Price
Outstanding at beginning of period	30,729	$14.15
Granted	13,757	34.80
Exercised	(6,780)	14.39
Terminated	(94)	9.52

Outstanding at end of period	37,612	21.67

Exercisable at end of period	11,698	14.18

     As of June 30, 2005, the aggregate number of shares subject to options available for grant under the Company’s 2005 Omnibus Incentive Plan was 7.0 million.
     The Company accounts for stock-based compensation, including employee stock option plans, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and the Financial Accounting Standards Board’s Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” Had the Company accounted for these plans under the fair value method allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), the Company’s net income and earnings per share would have been reduced to recognize the fair value of employee stock options.
     The following are required disclosures under SFAS 123 and SFAS 148:

	Three Months		Six Months
For the periods ended June 30,	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income
As reported	$141,168	$104,717	$252,247	$210,565
Stock-based compensation under SFAS 123	(12,168)	(6,224)	(16,350)	(11,919)

Pro forma	$129,000	$98,493	$235,897	$198,646

Basic earnings per share
As reported	$0.49	$0.37	$0.89	$0.75
Stock-based compensation under SFAS 123	(0.04)	(0.02)	(0.06)	(0.05)

Pro forma	$0.45	$0.35	$0.83	$0.70

Diluted earnings per share
As reported	$0.48	$0.36	$0.85	$0.72
Stock-based compensation under SFAS 123	(0.05)	(0.02)	(0.05)	(0.04)

Pro forma	$0.43	$0.34	$0.80	$0.68

     The stock-based compensation included in the table above represents the after-tax amount of pro forma compensation related to stock option plans. Reported net income includes $1 million, net of tax, of amortization of restricted stock compensation for each of the three month periods ended June 30, 2005 and 2004 and $2 million, net of tax, for each of the six month periods ended June 30, 2005 and 2004.
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
NOTE 10 — COMMITMENTS AND CONTINGENCIES
     Detroit Development Agreement. Under the August 2002 revised development agreement with the City of Detroit, MGM Grand Detroit, LLC and the Company are subject to certain obligations in exchange for the ability to develop a permanent casino complex. The Company recorded an intangible asset (development rights, deemed to have an indefinite life) in connection with its obligations under the revised development agreement. Outstanding obligations include continued letter of credit support for $50 million of bonds issued by the Economic Development Corporation of the City of Detroit, which mature in 2009. In addition, the City required an indemnification of up to $20 million related to the Lac Vieux and certain other litigation, of which $2.5 million had been paid as of June 30, 2005. In addition to the above obligations, the Company will pay the City of Detroit 1% of gaming revenues (2% if annual revenues exceed $400 million) beginning January 1, 2006.
     Until April 2005, the ability to construct the permanent casino facility was subject to resolution of the Lac Vieux litigation. In April 2005, the 6th Circuit Court of Appeals ruled on the three pending appeals, approved the settlement agreement between Lac Vieux and the two other Detroit casino developers, dismissed Lac Vieux’s request for a reselection process for our subsidiary’s casino franchise and lifted the injunction prohibiting the City and the Detroit developers from commencing construction of the permanent hotel and casino complexes. As a result of the resolution of the Lac Vieux litigation, the Company determined that the necessary accrual for the indemnification to the City was $5 million, and recorded a reduction in accrued liabilities and a corresponding reduction in the development rights intangible asset.
     The Company is currently in the process of obtaining land and developing plans for the permanent casino facility. The design, budget and schedule of the permanent facility are not finalized, and the ultimate timing, cost and scope of the project are subject to risks attendant to large-scale projects.
     New York Racing Association. The Company has entered into a definitive agreement with the New York Racing Association (“NYRA”) to manage video lottery terminals (“VLTs”) at NYRA’s Aqueduct horseracing facility in metropolitan New York. The Company will assist in the development of the approximately $170 million facility, including providing project financing, and will manage the facility for a term of five years (extended automatically if the financing provided by the Company is not fully repaid) for a fee. Recent legislative changes will allow the Company to operate the VLTs past the expiration date of the current Aqueduct franchise agreement.

     United Kingdom. The Company has been pursuing several development opportunities in the United Kingdom. Legislation approved in April 2005 includes authorization for only one initial regional casino (unlimited table games and a maximum of 1,250 slot machines) and eight large casinos (unlimited table games and a maximum of 150 slot machines), a significant reduction from previous proposals. The Company entered into the agreements described below to further its development efforts. The agreements are cancelable, and any related investments refundable, if certain conditions are not met within specified time frames, including appropriate gaming legislation and tax thresholds, as well as required planning and other approvals.
     The Company has an agreement with the Earls Court and Olympia Group, which operates large trade show facilities in London, to form a venture to develop an entertainment and gaming facility, which the Company would operate in space leased from Olympia. The Company made a refundable deposit of £1.8 million ($3.1 million based on exchange rates at June 30, 2005) and owns 82.5% of the entity.
     The Company has an agreement with Newcastle United PLC to create a 50-50 joint venture which would build a major new mixed-use development, including casino development, on a site adjacent to Newcastle’s football stadium. Newcastle United PLC contributed the land to the joint venture, and the Company made a refundable equity investment of £5 million ($9.0 million based on exchange rates at June 30, 2005).
     The Residences at MGM Grand. In July 2004, the venture obtained construction financing for up to $210 million for the development of Tower 1. The Company has provided a guaranty for up to 50% of the interest and principal obligations on the construction financing and a completion guaranty. The Company recorded the value of the guaranty obligation, approximately $2 million, in other long-term liabilities.
NOTE 11 — EMPLOYEE BENEFIT PLANS
     Mandalay Supplemental Executive Retirement Plan. Mandalay sponsored a defined benefit pension plan (the “Mandalay SERP”) under which certain key employees earned supplemental pension benefits based upon their respective years of service, compensation and tier category set out in the plan document. The Mandalay SERP has been terminated and lump-sum payouts to the plan participants in the aggregate amount of $145 million were made in July 2005. In purchase accounting, all previously recognized amounts related to the SERP are eliminated and a liability is recorded – typically that liability is the projected benefit obligation as of the date of the merger; however, since the plan is being terminated, the liability was recorded at the value of the lump-sum payouts as of the date of the merger, approximately $146 million, and is included in “Other accrued liabilities” in the accompanying consolidated balance sheet. Related investments intended to fund the Mandalay SERP of $96 million were included in “Prepaid expenses and other” in the accompanying consolidated balance sheet at June 30, 2005. These investments were liquidated in July 2005 and used to fund a portion of the lump-sum payouts.
NOTE 12 — PROPERTY TRANSACTIONS, NET
     Net property transactions consist of the following:

	Three Months		Six Months
For the periods ended June 30,	2005	2004	2005	2004
	(In thousands)
Demolition costs	$1,155	$3,071	$4,265	$3,919
Net (gains) losses on sale or disposal of fixed assets	638	(1,133)	1,731	(242)

	$1,793	$1,938	$5,996	$3,677

     During 2005, demolition costs related primarily to room remodel activity at MGM Grand Las Vegas and construction of a new showroom at The Mirage. During 2004, demolition costs related primarily to the Bellagio expansion and room remodel projects and site preparation for The Residences at MGM Grand.

NOTE 13 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION
     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of June 30, 2005 and December 31, 2004 and for the three and six month periods ended June 30, 2005 and 2004 is as follows:
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of June 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Current assets	$125,667	$835,821	$80,710	$—	$1,042,198
Property and equipment, net	7,758	16,447,025	95,293	(11,972)	16,538,104
Investments in subsidiaries	13,960,331	170,984	—	(14,131,315)	—
Investments in unconsolidated affiliates	127,902	856,226	244,338	(342,165)	886,301
Other non-current assets	91,383	1,834,000	114,629	—	2,040,012

	$14,313,041	$20,144,056	$534,970	$(14,485,452)	$20,506,615

Current liabilities	$315,992	$1,153,363	$43,911	$—	$1,513,266
Intercompany accounts	(607,762)	645,320	(37,558)	—	—
Deferred income taxes	2,118,950	1,246,196	—	—	3,365,146
Long-term debt	9,308,398	2,910,557	49,928	—	12,268,883
Other non-current liabilities	1,449	181,715	142	—	183,306
Stockholders’ equity	3,176,014	14,006,905	478,547	(14,485,452)	3,176,014

	$14,313,041	$20,144,056	$534,970	$(14,485,452)	$20,506,615

	As of December 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Current assets	$48,477	$541,537	$230,188	$—	$820,202
Property and equipment, net	8,266	8,820,342	97,506	(11,972)	8,914,142
Investments in subsidiaries	8,830,922	192,290	—	(9,023,212)	—
Investments in unconsolidated affiliates	127,902	1,056,903	—	(342,165)	842,640
Other non-current assets	67,672	346,201	124,172	—	538,045

	$9,083,239	$10,957,273	$451,866	$(9,377,349)	$11,115,029

Current liabilities	$132,279	$726,581	$69,117	$—	$927,977
Intercompany accounts	(231,630)	206,698	24,932	—	—
Deferred income taxes	1,802,008	—	—	—	1,802,008
Long-term debt	4,607,118	851,730	—	—	5,458,848
Other non-current liabilities	1,760	102,595	50,137	—	154,492
Stockholders’ equity	2,771,704	9,069,669	307,680	(9,377,349)	2,771,704

	$9,083,239	$10,957,273	$451,866	$(9,377,349)	$11,115,029

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended June 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$1,606,254	$109,702	$—	$1,715,956
Equity in subsidiaries’ earnings	343,429	31,477	—	(374,906)	—
Expenses:
Casino and hotel operations	—	872,955	57,234	—	930,189
General and administrative	—	236,303	13,410	—	249,713
Corporate expense	2,874	28,777	—	—	31,651
Preopening and start-up expenses	—	3,897	—	—	3,897
Restructuring costs (credit)	—	(4)	—	—	(4)
Property transactions, net	—	1,491	302	—	1,793
Depreciation and amortization	606	144,670	6,397	—	151,673

	3,480	1,288,089	77,343	—	1,368,912

Income from unconsolidated affiliates	—	26,033	4,852	—	30,885

Operating income	339,949	375,675	37,211	(374,906)	377,929
Interest expense, net	(131,488)	(31,563)	1,022	—	(162,029)
Other, net	—	(6,287)	102	—	(6,185)

Income before income taxes	208,461	337,825	38,335	(374,906)	209,715
Provision for income taxes	(67,293)	—	(1,254)	—	(68,547)

Net income	$141,168	$337,825	$37,081	$(374,906)	$141,168

	For the Three Months Ended June 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$960,458	$112,067	$—	$1,072,525
Equity in subsidiaries’ earnings	240,809	35,780	—	(276,589)	—
Expenses:
Casino and hotel operations	—	513,388	53,280	—	566,668
General and administrative	—	137,020	14,383	—	151,403
Corporate expense	2,261	16,197	—	—	18,458
Preopening and start-up expenses	—	1,619	—	—	1,619
Restructuring costs	—	3,900	—	—	3,900
Property transactions, net	(1,466)	3,447	(43)	—	1,938
Depreciation and amortization	260	89,850	7,374	—	97,484

	1,055	765,421	74,994	—	841,470

Income from unconsolidated affiliates	—	29,542	—	—	29,542

Operating income	239,754	260,359	37,073	(276,589)	260,597
Interest expense, net	(77,824)	(13,376)	(306)	—	(91,506)
Other, net	500	(9,768)	5	—	(9,263)

Income from continuing operations before income taxes	162,430	237,215	36,772	(276,589)	159,828
Provision for income taxes	(57,173)	—	(992)	—	(58,165)

Income from continuing operations	105,257	237,215	35,780	(276,589)	101,663
Discontinued operations, net	(540)	—	3,594	—	3,054

Net income	$104,717	$237,215	$39,374	$(276,589)	$104,717

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Six Months Ended June 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$2,696,689	$223,402	$—	$2,920,091
Equity in subsidiaries’ earnings	627,590	66,987	—	(694,577)	—
Expenses:
Casino and hotel operations	—	1,456,696	117,186	—	1,573,882
General and administrative	—	379,801	28,276	—	408,077
Corporate expense	6,863	51,579	—	—	58,442
Preopening and start-up expenses	—	6,421	—	—	6,421
Restructuring costs (credit)	—	(70)	—	—	(70)
Property transactions, net	—	5,692	304	—	5,996
Depreciation and amortization	977	247,779	13,412	—	262,168

	7,840	2,147,898	159,178	—	2,314,916

Income from unconsolidated affiliates	—	61,078	4,852	—	65,930

Operating income	619,750	676,856	69,076	(694,577)	671,105
Interest expense, net	(218,017)	(44,989)	1,206	—	(261,800)
Other, net	(19,500)	(5,100)	(63)	—	(24,663)

Income before income taxes	382,233	626,767	70,219	(694,577)	384,642
Provision for income taxes	(129,986)	—	(2,409)	—	(132,395)

Net income	$252,247	$626,767	$67,810	$(694,577)	$252,247

	For the Six Months Ended June 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$1,922,977	$215,984	$—	$2,138,961
Equity in subsidiaries’ earnings	480,779	66,164	—	(546,943)	—
Expenses:
Casino and hotel operations	—	1,035,401	105,086	—	1,140,487
General and administrative	—	269,770	27,931	—	297,701
Corporate expense	4,758	29,438	—	—	34,196
Preopening and start-up expenses	129	1,871	—	—	2,000
Restructuring costs	—	4,314	—	—	4,314
Property transactions, net	(1,466)	4,797	346	—	3,677
Depreciation and amortization	522	179,667	14,848	—	195,037

	3,943	1,525,258	148,211	—	1,677,412

Income from unconsolidated affiliates	—	53,714	—	—	53,714

Operating income	476,836	517,597	67,773	(546,943)	515,263
Interest expense, net	(151,397)	(27,985)	(1,031)	—	(180,413)
Other, net	(581)	(22,048)	7	—	(22,622)

Income from continuing operations before income taxes	324,858	467,564	66,749	(546,943)	312,228
Provision for income taxes	(112,840)	—	(585)	—	(113,425)

Income from continuing operations	212,018	467,564	66,164	(546,943)	198,803
Discontinued operations, net	(1,453)	7,362	5,853	—	11,762

Net income	$210,565	$474,926	$72,017	$(546,943)	$210,565

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Six Months Ended June 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities	$(181,632)	$740,512	$60,045	$—	$618,925
Net cash used in investing activities	(4,587,820)	(292,843)	(2,210)	(2,190)	(4,885,063)
Net cash provided by (used in) financing activities	4,761,697	421,781	(204,601)	2,190	4,137,505

	For the Six Months Ended June 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities	$(187,993)	$472,313	$85,580	$—	$369,900
Net cash used in investing activities	(2,655)	(123,048)	(4,208)	(2,087)	(131,998)
Net cash provided by (used in) financing activities	194,439	(431,750)	(35,477)	2,087	(270,701)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Overview
     At June 30, 2005, our primary operations consisted of 24 wholly-owned casino resorts and 50% investments in three other casino resorts, including:

Las Vegas, Nevada:	Bellagio, MGM Grand Las Vegas, Mandalay Bay, The Mirage, Luxor, TI, New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas, Slots-A-Fun and Boardwalk.

Other domestic:	The Primm Valley Resorts (Whiskey Pete’s, Buffalo Bill’s and Primm Valley Resort) in Primm, Nevada; Circus Circus Reno and Silver Legacy (50% owned) in Reno, Nevada; Colorado Belle and Edgewater in Laughlin, Nevada; Gold Strike and Nevada Landing in Jean, Nevada; Railroad Pass in Henderson, Nevada; MGM Grand Detroit; Beau Rivage in Biloxi, Mississippi and Gold Strike Tunica in Tunica, Mississippi; Borgata (50% owned) in Atlantic City, New Jersey; and Grand Victoria (50% owned) in Elgin, Illinois.
     Other operations include the Shadow Creek golf course in North Las Vegas; two golf courses at Primm Valley; a 50% investment in The Residences at MGM Grand, a hotel condominium development in Las Vegas; and a 50% investment in MGM Grand Paradise Limited, which is constructing a casino resort in Macau.
     On April 25, 2005, we closed our merger with Mandalay Resort Group (“Mandalay”) under which we acquired Mandalay for $71.00 in cash for each share of common stock of Mandalay. Mandalay’s interest in Grand Victoria was placed in escrow until we are licensed by the Illinois Gaming Board. The total merger consideration included equity value of approximately $4.83 billion, the assumption or repayment of other outstanding Mandalay debt with a fair value of approximately $2.85 billion and $110 million of transaction costs, offset by the $520 million received by Mandalay from the sale of its interest in MotorCity Casino in Detroit, Michigan. We believe that the acquisition enhances our portfolio of resorts on the Las Vegas Strip, provides additional sites for future development and expands our employee and customer bases significantly. These factors result in the recognition of certain intangible assets and significant goodwill.
     We operate primarily in one segment, the operation of casino resorts, which includes offering gaming, hotel, dining, entertainment, retail, convention services and other resort amenities. Giving effect to the Mandalay merger, over half of our net revenues are now derived from non-gaming activities, a higher percentage than many of our competitors, as our operating philosophy is to provide a complete resort experience for our guests, including non-gaming amenities which command a premium price based on their quality. We believe that we own several of the premier casino resorts in the world, and a main focus of our strategy is to continually reinvest in these resorts to maintain that competitive advantage.
     We generate a majority of our net revenues and operating income from our resorts in Las Vegas, Nevada, which exposes us to certain risks outside of our control, such as competition from other recently opened Las Vegas resorts, including several expanded resorts and a major new competitor, and the impact from expansion of gaming in California. We are also exposed to risks related to tourism and the general economy, including national and global economic conditions and terrorist attacks or other global events.

     As a resort-based company, our operating results are highly dependent on the volume of customers at our resorts, which in turn impacts the price we can charge for our hotel rooms and other amenities. We also generate a significant portion of our operating income from high-end gaming customers, which can cause variability in our results. Key performance indicators related to revenue are:
•	Gaming revenue indicators — table games drop and slot handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games win percentage is in the range of 18% to 22% of table games drop and our normal slot win percentage is in the range of 6% to 7% of slot handle;

•	Hotel revenue indicators — hotel occupancy (volume indicator); average daily rate (“ADR”, price indicator); revenue per available room (“REVPAR”), a summary measure of hotel results combining ADR and occupancy rate.
     A full description of our operations, key performance indicators and outlook can be found in our Annual Report on Form 10-K for the year ended December 31, 2004.
     Financial Results
     The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2005 and 2004. On a consolidated basis, the most important factors and trends contributing to our operating performance for the period were:
•	The addition of Mandalay’s resorts on April 25, 2005. For the two months we owned the Mandalay resorts, net revenues for those operations was $524 million and operating income was $131 million.

•	Strong hotel and gaming operating trends, despite a major new market competitor which opened in April 2005. We experienced strong first quarter gaming volumes during key casino events such as the Super Bowl, Chinese New Year and March Madness, and second quarter trends continue to indicate growth in these areas;

•	Continued year-over-year increases in room pricing and increased visitation, driving hotel occupancy and increased revenues at our restaurants, entertainment venues and other resort amenities;

•	The December 2004 opening of the Spa Tower and related amenities at Bellagio and the ongoing repositioning of MGM Grand Las Vegas, highlighted by KÀ, the new Cirque du Soleil show, and the West Wing and SKYLOFTS room enhancements;

•	The continued success of Borgata, of which we own 50%.
     As a result of the above factors and trends, our net revenues increased 60% in the quarter over the second quarter of 2004. On a same-store basis (excluding the Mandalay resorts), revenue growth was 11%.
     Our operating income in 2005 increased 45% for the quarter, due to the strong revenue trends and the addition of Mandalay. Also positively impacting operating income in the quarter and year-to-date periods was increased income from Borgata. Negatively affecting operating margins in the second quarter of 2005 was a lower table games hold percentage than prior year, additional expense of $10 million resulting from our re-evaluation of workers compensation reserves and a lower-than-normal bad debt provision in the 2004 quarter. In addition, the gaming tax rate applicable to MGM Grand Detroit increased from 18% to 24% in September 2004, negatively impacting operating income at that resort in the three and six month periods. For the year-to-date period, net revenues were up 37% (12% excluding Mandalay), and operating income was up 30%.
     Income from continuing operations increased 39% and 27% over the 2004 quarter and six month periods, respectively. Increased operating income was offset in part by higher interest expense resulting from the Mandalay merger.

     Operating Results — Detailed Revenue Information
     The following table presents detail of our net revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
		Percentage			Percentage
	2005	Change	2004	2005	Change	2004
	(Dollars in thousands)
Casino revenue, net:
Table games	$294,402	26%	$234,264	$558,509	16%	$482,024
Slots	445,869	47%	302,909	776,410	30%	596,056
Other	24,107	66%	14,518	44,272	37%	32,334

Casino revenue, net	764,378	39%	551,691	1,379,191	24%	1,110,414

Non-casino revenue:
Rooms	455,761	96%	232,304	729,815	56%	467,265
Food and beverage	352,184	66%	212,040	595,662	39%	429,804
Entertainment, retail and other	292,147	62%	180,058	486,008	41%	343,484

Non-casino revenue	1,100,092	76%	624,402	1,811,485	46%	1,240,553

	1,864,470	59%	1,176,093	3,190,676	36%	2,350,967
Less: Promotional allowances	(148,514)	43%	(103,568)	(270,585)	28%	(212,006)

	$1,715,956	60%	$1,072,525	$2,920,091	37%	$2,138,961

     On a same-store basis, table games revenue decreased slightly in the second quarter as volume increased 3%, but the hold percentage was almost 100 basis points lower than the 2004 quarter, though still within the Company’s normal range in both periods. Slot revenue increased 7% on a same-store basis, on top of a 10% year-over-year increase in 2004, demonstrating the momentum of the Company’s technology and marketing programs. The addition of the Spa Tower also led to increased slot utilization at Bellagio, as Bellagio’s slot revenues increased over 30%. The MGM Grand Las Vegas benefited from increased customers from KÀ, with slot revenues up 13%.
     Non-casino revenue increased in 2005 primarily due to strong conference and group business and higher room rates in all segments, as well as the success of the Spa Tower and other amenities in garnering an increased share of customer spending. In the second quarter of 2005, REVPAR was $142, up 16% from the prior year quarter on a same-store basis. At our same-store Las Vegas resorts, REVPAR was $164 in the 2005 quarter, an increase of 15%. Other non-gaming revenue increased due to successful new restaurants and lounges and the addition of KÀ at MGM Grand Las Vegas and the Spa Tower at Bellagio.
     Operating Results — Details of Certain Charges
     Preopening and start-up expenses were $4 million in the 2005 quarter versus $2 million in 2004, and included amounts related primarily to MGM Grand Macau, Project CityCenter, The Residences at MGM Grand, and KÀ and other projects at MGM Grand Las Vegas, such as the new poker room and new restaurants.
     Property transactions, net consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2005	2004	2005	2004
		(In thousands)
Demolition costs	$1,155	$3,071	$4,265	$3,919
Net (gains) losses on sale or disposal of fixed assets	638	(1,133)	1,731	(242)

	$1,793	$1,938	$5,996	$3,677

     During 2005, demolition costs related primarily to room remodel activity at MGM Grand Las Vegas and construction of a new showroom at The Mirage. During 2004, demolition costs related primarily to the Bellagio expansion and room remodel projects and site preparation for The Residences at MGM Grand.

     Non-operating Results
     Net interest expense increased to $167 million in the 2005 second quarter and $269 million for the year-to-date from $93 million and $182 million in the respective 2004 periods, due primarily to the funding of the Mandalay merger with bank credit facility borrowings. “Other, net” includes a $20 million loss on early retirement of debt related to the early redemption of our 6.875% senior notes due 2008 in the first quarter of 2005, a $1 million gain on redemption of Mandalay debt in the second quarter of 2005, and $7 million of income in the first quarter of 2005 from the favorable resolution of a pre-acquisition contingency related to the Mirage Resorts acquisition. In 2004, “Other, net” for the six month period included a $6 million loss on early retirement of debt related to the repurchase of $49 million of our senior notes.
     Our effective income tax rate on continuing operations was 33% and 34%, respectively, for the quarter and six months ended June 30, 2005. This includes the impact of two tax adjustments in the second quarter. We recorded a tax benefit of $11 million related to the repatriated proceeds from the sale of MGM Grand Australia, which qualified for a special one-time tax deduction of 85 percent on certain repatriated earnings of foreign subsidiaries. We also recorded additional provision of $3 million relating to state deferred income taxes in Illinois resulting from the Mandalay merger. Excluding these adjustments, our tax rate for the quarter and six months was 36%, which is consistent with the prior year periods.
     Discontinued Operations
     Income from discontinued operations in 2004 represented the operations of MGM Grand Australia for the full six months and the Golden Nugget Subsidiaries through their sale in January, and the first quarter 2004 after-tax gain of $5 million from the sale of the Golden Nugget Subsidiaries.
Liquidity and Capital Resources
     Cash Flows — Operating Activities
     Operating cash flow was $619 million for the six months ended June 30, 2005, a significant increase from $370 million in the prior year period. This largely reflects the additional operating income, excluding depreciation and amortization, from Mandalay. In addition, we had lower tax payments in the current year and interest payments only increased slightly, even with the additional debt to fund the Mandalay merger. We have higher scheduled interest payments in the third and fourth quarters of 2005. At June 30, 2005, we held cash and cash equivalents of $306 million. Despite the addition of Mandalay, the June 30, 2004 balance is lower than the year-end balance due to the repatriation of the MGM Grand Australia sales proceeds in 2005, the implementation of our centralized treasury management at the Mandalay resorts, and the typical higher cash balances held at our resorts at year-end.
     Cash Flows — Investing Activities
     Our primary investing cash flows for the six months ended June 30, 2005 were the $4.4 billion purchase of Mandalay, $232 million of capital expenditures and the $177 million investment in MGM Grand Paradise. Capital expenditures were made primarily for:
•	Ongoing room enhancements — West Wing and SKYLOFTS — MGM Grand Las Vegas;

•	Other projects at MGM Grand Las Vegas, including a new poker room, new lounge, relocated race and sports book, and new restaurants;

•	The remodeled theatre at The Mirage in preparation for a new show by Cirque du Soleil based on the music of the Beatles, along with other projects at The Mirage;

•	A new golf course at Beau Rivage.
     In 2004, capital expenditures were higher, $347 million, as we were constructing two major projects — the Spa Tower at Bellagio and the KÀ theatre at MGM Grand Las Vegas.

     Cash Flows — Financing Activities
     In the six months ended June 30, 2005, we borrowed net debt of $4.1 billion; however, we repaid net debt of $513 million after the Mandalay merger. We used borrowings from our bank credit facility to fund the Mandalay acquisition and make payments on fixed-rate long-term debt. At June 30, 2005 our bank credit facility had a balance of $4.8 billion, with available liquidity of $2.2 billion.
     In the first quarter of 2005, we repaid at their scheduled maturity two issues of senior notes due in 2005 ($176.4 million of 6.625% senior notes and $300 million of 6.95% senior notes) and redeemed one issue of senior notes due in 2008 ($200 million of 6.875% senior notes). With the redemption of the 2008 senior notes and the repayment of the 6.95% senior notes, the Company’s bank credit facility and senior notes are now unsecured.
     In addition, in the second quarter of 2005, we initiated a tender offer for several issuances of Mandalay’s senior notes and senior subordinated notes totaling $1.5 billion. Holders of $155 million of Mandalay’s senior notes and senior subordinated notes redeemed their holdings. Holders of Mandalay’s $400 million principal floating rate convertible senior debentures had the right to redeem the debentures for $574 million through June 30, 2005. We paid $250 million to holders of the convertible debentures in the second quarter of 2005.
     In the second quarter of 2005, we issued $500 million of 6.625% senior notes due 2015 through a Rule 144A offering. As required by the indenture, we will exchange the Rule 144A notes for notes registered under the Securities Exchange Act of 1933.
     We did not repurchase any shares of our common stock in the first six months of 2005, but have a current authorization to repurchase up to 20 million shares of our common stock. We received proceeds of $98 million from the exercise of stock options in the six months ended June 30, 2005.
     Other Factors Affecting Liquidity
     We have several projects and proposed developments which will or could require significant funding in the next several years. The Company is currently in the process of obtaining land and developing plans for the permanent casino facility in Detroit, Michigan. The design, budget and schedule of the permanent facility are not finalized, and the ultimate timing, cost and scope of the project are subject to risks attendant to large-scale projects.
     We have committed to providing project financing for the VLT facility at NYRA’s Aqueduct horseracing facility. The facility is estimated to cost $170 million, and we will assist in the development and will manage the facility for a fee.
     We have committed to make available an interest bearing loan facility of $100 million to MGM Grand Paradise Limited, and the venture intends to obtain third party financing to fund the remaining project costs for MGM Grand Macau. Construction on MGM Grand Macau, which is budgeted to cost $975 million, began in the second quarter of 2005, and the resort is anticipated to open in the second half of 2007.
     In November 2004, we announced a plan to develop Project CityCenter, a multi-billion dollar urban metropolis, on 66 acres of land on the Las Vegas Strip, between Bellagio and Monte Carlo. We anticipate that the first phase of Project CityCenter will include a 4,000-room casino resort, boutique hotels, approximately 550,000 square feet of retail shops, dining and entertainment venues, and 1,650 residential units. We expect that construction of Project CityCenter will begin in 2006 and that the first phase will open in 2009 at a cost of approximately $5 billion. The design, budget and schedule of Project CityCenter are still preliminary, however, and the ultimate timing, cost and scope are subject to risks attendant to large-scale projects. Construction has begun on the Bellagio employee parking garage, which is necessary to clear the Project CityCenter site, a portion of which is currently used as surface parking for Bellagio employees.
     In April 2005, we and our partner CapitaLand, together with 11 other applicants, were successful in qualifying for the second round of the Request for Proposals process for the development of an integrated resort complex in the Marina Bayfront of Singapore. The Singapore government is currently in the process of finalizing the Request fro Proposals, which is scheduled to be issued in the third quarter of 2005.

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
     As of June 30, 2005, long-term fixed rate borrowings represented approximately 59% of our total borrowings. Assuming a 100 basis-point change in LIBOR at June 30, 2005, our annual interest cost would change by approximately $51 million.
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
Item 4. Controls and Procedures
     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2005. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.
     During the quarter ended June 30, 2005, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In making our assessment of changes in internal control over financial reporting as of June 30, 2005, we have excluded the Mandalay operations because these operations were acquired in a business combination in 2005. These operations represent approximately 50% of our total assets at June 30, 2005 and approximately 30% of our total net revenues for the quarter ended June 30, 2005. We intend to disclose any material changes in internal control over financial reporting at the Mandalay operations in the first annual assessment of internal control over financial reporting in which we are required to include Mandalay.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     Lac Vieux Litigation
     For a complete description of the facts and circumstances surrounding the case of Lac Vieux Desert Band of Lake Superior Chippewa Indians v. Michigan Gaming Control Board, et. al., see our Annual report on Form 10-K for the year ended December 31, 2004. As of December 31, 2004, the casino developers, including our subsidiary, were prohibited from developing permanent casino complexes under an injunction issued by the 6th Circuit Court of Appeals. In April 2005, the 6th Circuit Court filed an unpublished opinion which effectively resolved all the outstanding issues of the case, and affirmed the District Court’s approval of the settlement agreement between Lac Vieux and the two other Detroit developers, dismissed the Lac Vieux Tribe’s appeal requesting reselection of our subsidiary’s casino franchise, and dissolved the previously-entered injunction which prohibited construction of the permanent casino facilities. The ruling became final in July 2005 after the expiration of the Lac Vieux Tribe’s period for application for reconsideration by the 6th Circuit Court and/or petition for writ of certiorari to the U.S. Supreme Court.
     Boardwalk Shareholder Litigation
     For a complete description of the facts and circumstances surrounding this litigation, see our Annual Report on Form 10-K for the year ended December 31, 2004. In March 2005, the District Court for Clark County, Nevada granted summary judgment in our favor. In May 2005 plaintiffs filed an appeal of the dismissal to the Nevada Supreme Court. At a mediation conference mandated by court rule, the parties reached a settlement agreement on terms favorable to us, which is subject to final approval by the Nevada Supreme Court.
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
     In connection with the Merger, Mandalay and its directors were named defendants in Stephen Ham, Trustee for the J.C. Ham Residuary Trust v. Mandalay Resort Group, et al., which was filed on June 11, 2004 in the 8th Judicial District Court for Clark County, Nevada, and Robert Lowinger v. Mandalay Resort Group, et al., which was filed on June 7, 2004 also in the 8th Judicial District Court for Clark County, Nevada. Both of these actions make claims concerning the Merger, including claims of breach of fiduciary duty against Mandalay’s directors, and seek injunctive relief and unspecified monetary damages. The plaintiffs in both actions agreed that Mandalay and the directors did not need to respond to the pending complaints, as they intended to file a joint amended complaint and consolidate both actions. On December 3, 2004, the plaintiff in Ham filed a motion for temporary restraining order and motion for preliminary injunction enjoining the Mandalay shareholder vote on the proposed merger and for an order shortening time to allow plaintiff to conduct expedited discovery. The plaintiff’s motion was denied. On January 27, 2005, the plaintiff in Ham filed an amended complaint for breach of fiduciary duty in connection with the defendants’ approval of the proposed merger. Mandalay moved to dismiss the amended complaint on April 4, 2005. The court has not yet ruled on the Ham motion. The Lowinger case remains pending. The Company intends to vigorously defend its positions in these cases.

     Other
     We and our subsidiaries are also defendants in various other lawsuits most of which relate to routine matters incidental to our business. We do not believe that the outcome of this other pending litigation, considered in the aggregate, will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. There were no shares repurchased during the three months ended June 30, 2005. Under a July 2004 authorization by the Board of Directors, the Company had 20 million shares available for repurchase at June 30, 2005.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company’s 2005 Annual Meeting of Stockholders was held on May 3, 2005.

(c)	At the Annual Meeting, the following individuals were elected to serve one-year terms as members of the Board of Directors:

Name	Shares Voted For	Shares Withheld
James D. Aljian	111,194,561	19,915,469
Robert H. Baldwin	110,058,475	21,051,555
Terry Christensen	111,016,198	20,093,832
Willie D. Davis	114,132,860	16,977,170
Alexander M. Haig, Jr.	110,871,691	20,238,339
Alexis Herman	129,833,760	1,276,270
Roland Hernandez	129,768,478	1,341,552
Gary N. Jacobs	110,799,734	20,310,296
Kirk Kerkorian	114,490,234	16,619,796
J. Terrence Lanni	112,132,246	18,977,784
George J. Mason	125,959,553	5,150,477
James J. Murren	110,800,430	20,309,600
Ronald M. Popeil	127,220,912	3,889,118
John T. Redmond	111,809,816	19,300,214
Daniel M. Wade	111,924,843	19,185,187
Melvin B. Wolzinger	127,227,486	3,882,544
Alex Yemenidjian	124,197,929	6,912,101
     Additionally, a proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of our common stock from 300,000,000 to 600,000,000 was approved by a vote of 128,843,304 shares in favor, 2,236,209 shares opposed and 30,516 shares abstaining.
     Additionally, a proposal to approve the 2005 Omnibus Incentive Plan was approved, by a vote of 98,247,471 shares in favor, 25,414,862 shares opposed, and 64,272 shares abstaining.
     Additionally, a proposal to ratify the selection of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2005 was approved, by a vote of 130,897,008 shares in favor, 173,770 shares opposed and 39,250 shares abstaining.

Item 6. Exhibits

10.1	MGM MIRAGE 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 filed May 12, 2005).

10.2	Indenture, dated June 20, 2005, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 20, 2005 (the “June 2005 8-K”)).

10.3	Registration Rights Agreement, dated June 20, 2005, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and certain initial purchasers parties thereto (incorporated by reference to Exhibit 99.2 to the June 2005 8-K).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                             MGM MIRAGE

Date: August 9, 2005	By:	/s/ J. TERRENCE LANNI

J. Terrence Lanni Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2005		/s/ JAMES J. MURREN

James J. Murren President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)