Form 10-Q
period 2005-09-30
MGM MIRAGE
filed 2005-11-09
CIK 789570

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☐ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2005
Common Stock, $.01 par value	284,661,416 shares

MGM MIRAGE AND SUBSIDIARIES
FORM 10-Q
I N D E X

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets at September 30, 2005 and December 31, 2004	1

Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2005 and September 30, 2004	2

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and September 30, 2004	3

Condensed Notes to Consolidated Financial Statements	4-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23-24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6. Exhibits	25-27

SIGNATURES	28
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Current assets
Cash and cash equivalents	$265,442	$435,128
Accounts receivable, net	298,657	204,151
Inventories	106,257	70,333
Deferred income taxes	58,534	28,928
Prepaid expenses and other	129,775	81,662

Total current assets	858,665	820,202

Property and equipment, net	16,396,269	8,914,142

Other assets
Investments in unconsolidated affiliates	911,852	842,640
Goodwill and other intangible assets, net	1,695,078	233,335
Deposits and other assets, net	488,099	304,710

Total other assets	3,095,029	1,380,685

	$20,349,963	$11,115,029

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$161,013	$198,050
Income taxes payable	65,518	4,991
Current portion of long-term debt	14	14
Accrued interest on long-term debt	172,053	116,997
Other accrued liabilities	869,897	607,925

Total current liabilities	1,268,495	927,977

Deferred income taxes	3,376,735	1,802,008
Long-term debt	12,271,362	5,458,848
Other long-term obligations	188,194	154,492

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares; issued 356,313,839 and 347,147,868 shares; outstanding 287,624,124 and 280,739,868 shares	3,563	3,472
Capital in excess of par value	2,564,313	2,346,329
Deferred compensation	(5,502)	(10,878)
Treasury stock, at cost 68,689,715 and 66,408,000 shares	(1,205,916)	(1,110,551)
Retained earnings	1,889,926	1,544,499
Accumulated other comprehensive loss	(1,207)	(1,167)

Total stockholders’ equity	3,245,177	2,771,704

	$20,349,963	$11,115,029

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Casino	$805,277	$540,957	$2,184,468	$1,651,371
Rooms	478,462	223,001	1,208,277	690,266
Food and beverage	368,186	205,262	963,848	635,066
Entertainment	114,904	67,099	318,762	200,312
Retail	75,248	46,023	189,590	139,193
Other	127,291	63,006	295,099	180,107

	1,969,368	1,145,348	5,160,044	3,496,315
Less: Promotional allowances	(161,125)	(108,952)	(431,710)	(320,958)

	1,808,243	1,036,396	4,728,334	3,175,357

Expenses
Casino	415,236	262,619	1,115,792	813,216
Rooms	143,065	60,266	337,949	185,251
Food and beverage	239,581	120,149	594,358	360,478
Entertainment	82,839	48,126	227,705	142,339
Retail	48,475	29,849	123,292	88,988
Other	76,853	38,258	180,835	109,482
General and administrative	288,728	160,972	696,805	458,673
Corporate expense	32,112	19,183	90,554	53,379
Preopening and start-up expenses	6,147	1,584	12,568	3,584
Restructuring costs (credit)	11	1,587	(59)	5,901
Property transactions, net	22,637	1,677	28,633	5,354
Depreciation and amortization	161,566	101,245	423,734	296,282

	1,517,250	845,515	3,832,166	2,522,927

Income from unconsolidated affiliates	49,006	31,476	114,936	85,190

Operating income	339,999	222,357	1,011,104	737,620

Non-operating income (expense)
Interest income	3,156	1,421	10,172	3,440
Interest expense, net	(193,150)	(95,262)	(461,966)	(277,694)
Non-operating items from unconsolidated affiliates	(4,344)	(6,419)	(11,535)	(19,314)
Other, net	1,894	(435)	(15,578)	(10,162)

	(192,444)	(100,695)	(478,907)	(303,730)

Income from continuing operations before income taxes	147,555	121,662	532,197	433,890
Provision for income taxes	(54,345)	(45,495)	(186,740)	(158,920)

Income from continuing operations	93,210	76,167	345,457	274,970

Discontinued operations
Income from discontinued operations, including gain on disposal of $74,352 (three months 2004) and $82,538 (nine months 2004)	—	75,529	—	94,207
Provision for income taxes	—	(24,815)	—	(31,731)

	—	50,714	—	62,476

Net income	$93,210	$126,881	$345,457	$337,446

Basic earnings per share of common stock
Income from continuing operations	$0.33	$0.28	$1.21	$0.99
Discontinued operations	—	0.18	—	0.22

Net income per share	$0.33	$0.46	$1.21	$1.21

Diluted earnings per share of common stock
Income from continuing operations	$0.31	$0.27	$1.16	$0.95
Discontinued operations	—	0.18	—	0.22

Net income per share	$0.31	$0.45	$1.16	$1.17

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities
Net income	$345,457	$337,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	423,734	296,776
Provision for doubtful accounts	21,695	(7,734)
Property transactions, net	28,633	5,354
Net loss on early extinguishment of debt	18,139	5,527
Gain on disposal of discontinued operations	—	(82,538)
Income from unconsolidated affiliates	(102,424)	(65,876)
Distributions from unconsolidated affiliates	67,397	41,500
Deferred income taxes	59,822	16,924
Tax benefit from stock-based compensation	85,011	22,943
Change in assets and liabilities:
Accounts receivable	(10,164)	(23,009)
Inventories	(1,396)	(1,162)
Income taxes receivable and payable	(49,316)	56,472
Prepaid expenses and other	(9,243)	(5,880)
Accounts payable and accrued liabilities	(67,547)	(17,872)
Other	(11,630)	10,753

Net cash provided by operating activities	798,168	589,624

Cash flows from investing activities
Acquisition of Mandalay Resort Group, net of cash acquired	(4,427,085)	—
Purchases of property and equipment	(428,288)	(526,483)
Proceeds from sale of the Golden Nugget Subsidiaries and MGM Grand Australia Subsidiaries, net	—	345,730
Hurricane Katrina insurance proceeds	20,000	—
Dispositions of property and equipment	7,660	14,996
Investments in unconsolidated affiliates	(177,000)	(9,225)
Change in construction payable	(24,079)	(13,653)
Other	(31,558)	(13,304)

Net cash used in investing activities	(5,060,350)	(201,939)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities with maturities of 90 days or less	1,135,000	(1,458,989)
Borrowings under bank credit facilities with maturities longer than 90 days	3,500,000	—
Issuance of long-term debt	880,156	1,528,957
Repayment of long-term debt	(1,408,992)	(52,149)
Debt issuance costs	(50,171)	(13,209)
Issuance of common stock	132,548	89,821
Repurchase of common stock	(84,966)	(348,895)
Other	(11,079)	(2,808)

Net cash provided by (used in) financing activities	4,092,496	(257,272)

Cash and cash equivalents
Net increase (decrease) for the period	(169,686)	130,413
Balance, beginning of period	435,128	279,606

Balance, end of period	$265,442	$410,019

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$399,943	$267,517
Federal, state and foreign income taxes paid, net of refunds	85,889	98,046
The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
     Organization. MGM MIRAGE (the “Company”) is a Delaware corporation, incorporated on January 29, 1986. As of September 30, 2005, approximately 55% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly-owned by Kirk Kerkorian. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, primarily operates and invests in casino resorts. On April 25, 2005, the Company completed its merger with Mandalay Resort Group (“Mandalay”).
     The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, Mandalay Bay, The Mirage, Luxor, Treasure Island (“TI”), New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas, Slots-A-Fun and Boardwalk, which will close in early 2006 in preparation for Project CityCenter (see below). The Company owns three resorts in Primm, Nevada, at the California/Nevada state line – Whiskey Pete’s, Buffalo Bill’s and the Primm Valley Resort – as well as two championship golf courses located near the resorts. Other Nevada operations include Circus Circus Reno, Colorado Belle and Edgewater in Laughlin, Gold Strike and Nevada Landing in Jean, and Railroad Pass in Henderson. The Company has a 50% investment in Silver Legacy in Reno, which is adjacent to Circus Circus Reno. In addition, the Company owns a 50% interest in The Residences at MGM Grand, which is adjacent to MGM Grand Las Vegas. The Residences is a condominium-hotel development, with three towers currently under construction. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts.
     The Company and its local partners own MGM Grand Detroit, LLC, which operates a casino in an interim facility located in downtown Detroit, Michigan. The Company also owns and operates two resorts in Mississippi – Beau Rivage in Biloxi and Gold Strike Tunica. The Company has 50% interests in two resorts outside of Nevada – Borgata and Grand Victoria. Borgata is a casino resort located on Renaissance Point in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. The Company owns additional land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, a portion of which is being utilized for an expansion of Borgata, and a portion of which is available for future development. Grand Victoria is a riverboat in Elgin, Illinois that was previously owned by Mandalay. An affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort.
     The Company owns 50% of MGM Grand Paradise Limited, a joint venture with Pansy Ho Chiu-king formed to develop, build and operate a hotel-casino resort, MGM Grand Macau, in Macau S.A.R. In April 2005, MGM Grand Paradise Limited obtained a subconcession allowing it to conduct gaming operations. Construction of MGM Grand Macau, which is estimated to cost approximately $1 billion, began in the second quarter of 2005 and the resort is anticipated to open in the second half of 2007.
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
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2005, the results of its operations for the three and nine month periods ended September 30, 2005 and 2004, and cash flows for the nine month periods ended September 30, 2005 and 2004. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications, which have no effect on previously reported net income, have been made to the 2004 financial statements to conform to the 2005 presentation.

     Financial Statement Impact of Hurricane Katrina. Beau Rivage sustained significant damage in late August 2005 as a result of Hurricane Katrina and has been closed since and will remain closed for the foreseeable future. The Company maintains insurance covering both property damage and business interruption as a result of the storm. The deductible under this coverage is $15 million, based on the amount of damage incurred. Based on current estimates, insurance proceeds are expected to exceed the net book value of damaged assets; therefore, the Company will not record an impairment charge related to the storm and upon ultimate settlement of the claim will likely record a gain. Damaged assets with a net book value of $104 million have been written off, and a corresponding insurance receivable has been recorded.
     Business interruption coverage covers lost profits and other costs incurred during the construction period and up to six months following the re-opening of the facility. Expected costs during the interruption period are less than the anticipated business interruption proceeds; therefore, post-storm costs of $16 million through September 30, 2005 are being offset by the expected recoveries and a corresponding insurance receivable has been recorded. Post-storm costs and expected recoveries are recorded net within “General and administrative” expenses in the accompanying consolidated statements of income, except for depreciation of non-damaged assets, which is classified as “Depreciation and amortization.”
     The insurance receivable is recorded within “Deposits and other assets, net” in the accompanying consolidated balance sheets. Through September 30, 2005, the Company has received $20 million from its insurers, leaving a net receivable of $100 million at September 30, 2005.
     NOTE 2 — ACQUISITION
     On April 25, 2005, the Company closed its merger with Mandalay under which the Company acquired 100% of the outstanding common stock of Mandalay for $71 in cash for each share of Mandalay’s common stock. The Company believes that the acquisition enhances the Company’s portfolio of resorts on the Las Vegas Strip, provides additional sites for future development and expands the Company’s employee and customer bases significantly. These factors result in the recognition of certain intangible assets, discussed below, and significant goodwill. The total merger consideration included (in thousands):

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

     The following table sets forth the preliminary allocation of purchase price (in thousands):

Current assets (including cash of $134,245)	$414,207
Property and equipment	7,181,521
Goodwill	1,230,430
Other intangible assets	245,940
Other assets	283,930
Assumed liabilities, excluding long-term debt	(598,999)
Deferred taxes	(1,484,418)

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

	Three Months		Nine Months
For the periods ended September 30,	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net revenues	$1,808,243	$1,701,877	$5,630,993	$5,201,121
Operating income	339,999	328,213	1,173,394	1,117,688
Income from continuing operations	93,210	83,241	367,287	341,921
Net income	93,210	133,955	367,287	404,397
Basic earnings per share:
Income from continuing operations	$0.33	$0.30	$1.29	$1.22
Net income	0.33	0.49	1.29	1.44
Diluted earnings per share:
Income from continuing operations	$0.31	$0.29	$1.24	$1.18
Net income	0.31	0.47	1.24	1.40
NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consisted of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Goodwill:
Mandalay acquisition (2005)	$1,230,430	$—
Mirage acquisition (2000)	76,342	76,342
Other	7,415	7,415

	1,314,187	83,757

Indefinite-lived intangible assets:
Detroit development rights	102,556	115,056
Trademarks, license rights and other	251,754	17,554

	354,310	132,610

Other intangible assets, net	26,581	16,968

	$1,695,078	$233,335

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
     The results of the Golden Nugget Subsidiaries and MGM Grand Australia are classified as discontinued operations in the accompanying consolidated statements of income for the three and nine months ended September 30, 2004. Net revenues of discontinued operations were $4 million and $45 million, respectively, for the three and nine months ended September 30, 2004. Included in income from discontinued operations is an allocation of interest expense ($0.2 million and $2 million, respectively, for the three and nine months ended September 30, 2004) based on the ratio of the net assets of the discontinued operations to the total consolidated net assets and debt of the Company. Included in discontinued operations for the three and nine months ended September 30, 2004 is a gain on the sale of MGM Grand Australia of $74 million. Also, included in discontinued operations for the nine months ended September 30, 2004 is a gain on the sale of the Golden Nugget Subsidiaries of $8 million.
NOTE 5 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
     Investments in unconsolidated affiliates consisted of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Marina District Development Company — Borgata (50%)	$450,621	$405,322
Elgin Riverboat Resort—Riverboat Casino — Grand Victoria (50%)	241,031	—
MGM Grand Paradise Limited — Macau (50%)	185,144	3,002
Circus and Eldorado Joint Venture — Silver Legacy (50%)	26,242	—
MGM Grand Newcastle (Holdings) Ltd. (50%)	8,814	9,633
Victoria Partners — Monte Carlo (50%)	—	424,683

	$911,852	$842,640

     The Company also owns 50% of The Residences at MGM Grand, a limited liability company, the other 50% of which is owned by an affiliate of Turnberry Associates. At September 30, 2005 and December 31, 2004, the Company had a negative investment balance of $7 million and $3 million, respectively, recorded as other long-term liabilities in the accompanying consolidated balance sheets, representing cumulative losses of the venture.
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
     The Company recorded its share of the results of operations of unconsolidated affiliates as follows (including the Company’s share of Monte Carlo’s results through April 25, 2005):

	Three Months		Nine Months
For the periods ended September 30,	2005	2004	2005	2004
	(In thousands)
Income from unconsolidated affiliates	$49,006	$31,476	$114,936	$85,190
Preopening and start-up credit (expenses)	1,430	—	(977)	—
Non-operating items from unconsolidated affiliates	(4,344)	(6,419)	(11,535)	(19,314)

	$46,092	$25,057	$102,424	$65,876

NOTE 6 — LONG-TERM DEBT
     Long-term debt consisted of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Senior credit facility	$4,685,000	$50,000
$300 million 6.95% senior notes, repaid at maturity in 2005, net	—	300,087
$176.4 million 6.625% senior notes, repaid at maturity in 2005, net	—	176,096
$200 million 6.45% senior notes, due 2006, net	200,893	—
$244.5 million 7.25% senior notes, due 2006, net	239,091	235,511
$710 million 9.75% senior subordinated notes, due 2007, net	707,909	706,968
$200 million 6.75% senior notes, due 2007, net	191,976	189,115
$492.2 million 10.25% senior subordinated notes, due 2007, net	533,228	—
$180.4 million 6.75% senior notes, due 2008, net	171,375	168,908
$196.2 million 9.5% senior notes, due 2008, net	214,377	—
$200 million 6.875% senior notes, redeemed in 2005, net	—	199,095
$226.3 million 6.5% senior notes, due 2009, net	228,653	—
$1.05 billion 6% senior notes, due 2009, net	1,055,546	1,056,453
$297.6 million 9.375% senior subordinated notes, due 2010, net	326,787	—
$825 million 8.5% senior notes, due 2010, net	822,582	822,214
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$132.4 million 6.375% senior notes, due 2011, net	133,771	—
$550 million 6.75% senior notes, due 2012	550,000	550,000
$150 million 7.625% senior subordinated debentures, due 2013, net	156,128	—
$525 million 5.875% senior notes, due 2014, net	522,547	522,301
$875 million 6.625% senior notes, due 2015, net	880,115	—
$100 million 7.25% senior debentures, due 2017, net	82,497	81,919
Floating rate convertible senior debentures due 2033	8,472	—
$150 million 7% debentures due 2036, net	155,976	—
$4.3 million 6.7% debentures, due 2096	4,265	—
Other notes	188	195

	12,271,376	5,458,862
Less: Current portion	(14)	(14)

	$12,271,362	$5,458,848

     Total interest incurred for the three month periods ended September 30, 2005 and 2004 was $202 million and $101 million, respectively, of which $9 million and $6 million, respectively, was capitalized. Total interest incurred for the nine month periods ended September 30, 2005 and 2004 was $480 million and $292 million, respectively, of which $18 million and $14 million, respectively, was capitalized.
     At September 30, 2005, the senior credit facility had total capacity of $7.0 billion. The senior credit facility matures in 2010 and consists of a $5.5 billion revolving credit facility and $1.5 billion term loan facility.
     In June 2005, the Company issued $500 million of 6.625% senior notes due 2015 through a Rule 144A offering and in September 2005, the Company issued an additional $375 million of 6.625% senior notes due 2015 through a Rule 144A offering. As required by the indenture, the Company has initiated exchange offers to exchange the Rule 144A notes for notes registered under the Securities Exchange Act of 1933.
     In May 2005, the Company initiated a tender offer for several issuances of Mandalay’s senior notes and senior subordinated notes totaling $1.5 billion, as required by the change of control provisions contained in the respective indentures. Holders of $155 million of Mandalay’s senior notes and senior subordinated notes redeemed their holdings, resulting in a gain on early retirement of debt of $1 million, classified as “Other, net” in the accompanying consolidated statement of income. Holders of Mandalay’s floating rate convertible senior debentures with a principal amount of $394 million had the right to redeem the debentures for $566 million through June 30, 2005. $388 million of principal of the convertible senior debentures were tendered for redemption and redeemed for $558 million.

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
     The Company attempts to limit its exposure to interest rate risk by managing the mix of its long-term fixed rate borrowings and short-term borrowings under its bank credit facilities. In the past, the Company has utilized interest rate swap agreements to manage this risk. At September 30, 2005, the Company had no outstanding interest rate swaps. All of the Company’s interest rate swaps have met the criteria for using the “shortcut method” allowed under Statement of Financial Accounting Standards No. 133. The amounts received for the termination of past interest rate swaps, including the last $100 million swap terminated in May 2005, have been added to the carrying value of the related debt obligations and are being amortized and recorded as a reduction of interest expense over the remaining life of that debt.
     The Company’s long-term debt obligations contain certain customary covenants requiring the Company to maintain certain financial ratios. At September 30, 2005, the Company was required to maintain a maximum leverage ratio (debt to EBITDA, as defined) of 7.5:1 and a maximum senior leverage ratio of 5.75:1. Also at September 30, 2005, the Company was required to maintain a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.0:1. As of September 30, 2005, the Company’s leverage, senior leverage and interest coverage ratios were 5.4:1, 4.5:1 and 3.1:1, respectively.
NOTE 7 — INCOME PER SHARE OF COMMON STOCK
     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2005	2004	2005	2004
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	286,752	275,572	284,938	279,867
Potential dilution from stock options and restricted stock	12,133	8,948	11,815	9,366

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	298,885	284,520	296,753	289,233

NOTE 8 — COMPREHENSIVE INCOME
     Comprehensive income consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2005	2004	2005	2004
	(In thousands)
Net income	$93,210	$126,881	$345,457	$337,446
Currency translation adjustment	(270)	16	(1,422)	(5,097)
Reclassification of cumulative translation adjustment — MGM Grand Australia	—	(6,141)	—	(6,141)
Derivative income from unconsolidated affiliate, net of tax	377	416	1,382	2,032

Comprehensive income	$93,317	$121,172	$345,417	$328,240

NOTE 9 — STOCKHOLDERS’ EQUITY
     Stock split. In May 2005, the Company completed a 2-for-1 stock split effected in the form of a 100% stock dividend. The additional shares were issued on May 18, 2005 to stockholders of record on May 4, 2005. All share and per share data in the accompanying financial statements and notes thereto have been restated for all periods presented to reflect the 100% stock dividend.
     Stock repurchases. In the three and nine months ended September 30, 2005, the Company repurchased 2 million shares of common stock at a total cost of $85 million, leaving 18 million shares available under a July 2004 authorization. The Company repurchased 0.2 million and 16 million shares of common stock in the three and nine months ended September 30, 2004, respectively, at a total cost of $5 million and $349 million, respectively.
NOTE 10 — STOCK OPTION PLANS AND STOCK-BASED COMPENSATION
     A summary of the status of the Company’s stock option plans is presented below:

		Weighted
		Average
	Shares	Exercise
Nine months ended September 30, 2005	(000’s)	Price

Outstanding at beginning of period	30,729	$14.15
Granted	14,444	35.22
Exercised	(9,151)	14.49
Terminated	(567)	21.35

Outstanding at end of period	35,455	22.53

Exercisable at end of period	9,949	14.19

     As of September 30, 2005, the aggregate number of shares subject to options available for grant under the Company’s 2005 Omnibus Incentive Plan was 6.7 million.
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
     The following are required disclosures under SFAS 123 and SFAS 148:

	Three Months		Nine Months
For the periods ended September 30,	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income
As reported	$93,210	$126,881	$345,457	$337,446
Stock-based compensation under SFAS 123	(15,017)	(5,445)	(31,367)	(17,364)

Pro forma	$78,193	$121,436	$314,090	$320,082

Basic earnings per share
As reported	$0.33	$0.46	$1.21	$1.21
Stock-based compensation under SFAS 123	(0.06)	(0.02)	(0.11)	(0.07)

Pro forma	$0.27	$0.44	$1.10	$1.14

Diluted earnings per share
As reported	$0.31	$0.45	$1.16	$1.17
Stock-based compensation under SFAS 123	(0.05)	(0.02)	(0.10)	(0.06)

Pro forma	$0.26	$0.43	$1.06	$1.11

     The stock-based compensation included in the table above represents the after-tax amount of pro forma compensation related to stock option plans. Reported net income includes $1 million, net of tax, of amortization of restricted stock compensation for each of the three month periods ended September 30, 2005 and 2004 and $3 million and $4 million, net of tax, for the nine month periods ended September 30, 2005 and 2004, respectively.
     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Under the original standard, SFAS 123, companies had the option of recording stock options issued to employees at fair value or intrinsic value, which generally leads to no expense being recorded. The Company opted to use the intrinsic value method and make required disclosures of fair value expense. SFAS 123(R) eliminates the intrinsic value alternative. SFAS 123(R) is effective for the Company on January 1, 2006, at which time share-based payments must be recorded at fair value.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
     Detroit Development Agreement. Under the August 2002 revised development agreement with the City of Detroit, MGM Grand Detroit, LLC and the Company are subject to certain obligations in exchange for the ability to develop a permanent casino complex. The Company recorded an intangible asset (development rights, deemed to have an indefinite life) in connection with its obligations under the revised development agreement. Outstanding obligations include continued letter of credit support for $50 million of bonds issued by the Economic Development Corporation of the City of Detroit, which mature in 2009. In addition, the City required an indemnification of up to $20 million related to the Lac Vieux and certain other litigation, of which $2.5 million had been paid as of September 30, 2005. In addition to the above obligations, the Company will pay the City of Detroit 1% of gaming revenues (2% if annual revenues exceed $400 million) beginning January 1, 2006.
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
     The Company has acquired the land for the permanent casino facility and is currently in the process of finalizing its plans for the permanent facility. The ultimate timing, cost and scope of the project are subject to risks attendant to large-scale projects.
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

     The Company has an agreement with Newcastle United PLC to create a 50-50 joint venture which would build a major new mixed-use development, including casino development, on a site adjacent to Newcastle’s football stadium. Newcastle United PLC contributed the land to the joint venture, and the Company made an equity investment of £5 million ($8.8 million based on exchange rates at September 30, 2005). The agreement is cancelable, and the equity investment refundable, if certain conditions are not met within specified time frames, including the implementation of appropriate gaming legislation and tax thresholds, as well as required planning and other approvals.
     The Company had an agreement with the Earls Court and Olympia Group, which operates large trade show facilities in London, to develop an entertainment and gaming facility, which the Company would operate in space leased from Olympia. The Company made a refundable deposit of £1.8 million ($3.2 million based on exchange rates at September 30, 2005) on the lease. The Company does not believe that the site will be a viable option under the current legislation and, in the third quarter of 2005, the lease agreement was terminated and the Company received a refund of the £1.8 million deposit.
     The Residences at MGM Grand. In July 2004, this venture obtained construction financing for up to $210 million for the development of Tower 1. The Company has provided a guaranty for up to 50% of the interest and principal obligations on the construction financing. The remaining 50% of interest and principal obligations is guaranteed by affiliates of the venture’s other member. These affiliates and the Company have also jointly and severally provided a completion guaranty. The Company recorded the value of its guaranty obligation, approximately $2 million, in other long-term liabilities.
NOTE 12 — EMPLOYEE BENEFIT PLANS
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
NOTE 13 — PROPERTY TRANSACTIONS, NET
     Net property transactions consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2005	2004	2005	2004
	(In thousands)
Write-downs and impairments	$20,575	$473	$20,575	$473
Demolition costs	1,304	681	5,569	4,600
Net losses on sale or disposal of fixed assets	758	523	2,489	281

	$22,637	$1,677	$28,633	$5,354

     Write-downs and impairments in 2005 consist of assets replaced or disposed of in connection with expansion and remodeling activity at Bellagio, Mirage and TI, based on the net book value of assets replaced or disposed of. During 2005, demolition costs related primarily to room remodel activity at MGM Grand Las Vegas, construction of a new showroom at The Mirage and site preparation for the Bellagio employee parking garage. During 2004, demolition costs related primarily to the Bellagio expansion and room remodel projects and site preparation for The Residences at MGM Grand.

NOTE 14 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION
     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of September 30, 2005 and December 31, 2004 and for the three and nine month periods ended September 30, 2005 and 2004 is as follows:
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of September 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$76,926	$704,279	$77,460	$—	$858,665
Property and equipment, net	7,506	16,305,442	95,293	(11,972)	16,396,269
Investments in subsidiaries	14,226,055	170,984	—	(14,397,039)	—
Investments in unconsolidated affiliates	127,902	885,083	241,032	(342,165)	911,852
Other non-current assets	90,165	1,978,383	114,629	—	2,183,177

	$14,528,554	$20,044,171	$528,414	$(14,751,176)	$20,349,963

Current liabilities	$240,024	$1,247,543	$43,911	$(262,983)	$1,268,495
Intercompany accounts	(1,958,758)	2,016,854	(58,096)	—	—
Deferred income taxes	3,376,735	—	—	—	3,376,735
Long-term debt	9,623,699	2,597,735	49,928	—	12,271,362
Other non-current liabilities	1,677	186,375	142	—	188,194
Stockholders’ equity	3,245,177	13,995,664	492,529	(14,488,193)	3,245,177

	$14,528,554	$20,044,171	$528,414	$(14,751,176)	$20,349,963

	As of December 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$48,477	$541,537	$230,188	$—	$820,202
Property and equipment, net	8,266	8,820,342	97,506	(11,972)	8,914,142
Investments in subsidiaries	8,830,922	192,290	—	(9,023,212)	—
Investments in unconsolidated affiliates	127,902	1,056,903	—	(342,165)	842,640
Other non-current assets	67,672	346,201	124,172	—	538,045

	$9,083,239	$10,957,273	$451,866	$(9,377,349)	$11,115,029

Current liabilities	$132,279	$726,581	$69,117	$—	$927,977
Intercompany accounts	(231,630)	206,698	24,932	—	—
Deferred income taxes	1,802,008	—	—	—	1,802,008
Long-term debt	4,607,118	851,730	—	—	5,458,848
Other non-current liabilities	1,760	102,595	50,137	—	154,492
Stockholders’ equity	2,771,704	9,069,669	307,680	(9,377,349)	2,771,704

	$9,083,239	$10,957,273	$451,866	$(9,377,349)	$11,115,029

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended September 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,700,591	$107,652	$—	$1,808,243
Equity in subsidiaries’ earnings	299,894	29,410	—	(329,304)	—
Expenses:
Casino and hotel operations	—	948,585	57,464	—	1,006,049
General and administrative	—	275,357	13,371	—	288,728
Corporate expense	1,950	30,162	—	—	32,112
Preopening and start-up expenses	—	6,147	—	—	6,147
Restructuring costs	—	11	—	—	11
Property transactions, net	—	22,637	—	—	22,637
Depreciation and amortization	603	154,476	6,487	—	161,566

	2,553	1,437,375	77,322	—	1,517,250

Income from unconsolidated affiliates	—	35,185	13,821	—	49,006

Operating income	297,341	327,811	44,151	(329,304)	339,999
Interest income (expense), net	(155,948)	(34,072)	26	—	(189,994)
Other, net	5,207	(7,826)	169	—	(2,450)

Income before income taxes	146,600	285,913	44,346	(329,304)	147,555
Provision for income taxes	(53,390)	—	(955)	—	(54,345)

Net income	$93,210	$285,913	$43,391	$(329,304)	$93,210

	For the Three Months Ended September 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$931,561	$104,835	$—	$1,036,396
Equity in subsidiaries’ earnings	255,726	25,141	—	(280,867)	—
Expenses:
Casino and hotel operations	—	506,758	52,509	—	559,267
General and administrative	—	144,248	16,724	—	160,972
Corporate expense	978	18,205	—	—	19,183
Preopening and start-up expenses	—	1,584	—	—	1,584
Restructuring costs	—	—	1,587	—	1,587
Property transactions, net	(55)	1,732	—	—	1,677
Depreciation and amortization	261	93,175	7,809	—	101,245

	1,184	765,702	78,629	—	845,515

Income from unconsolidated affiliates	—	31,476	—	—	31,476

Operating income	254,542	222,476	26,206	(280,867)	222,357
Interest income (expense), net	(82,042)	(12,019)	220	—	(93,841)
Other, net	801	(7,683)	28	—	(6,854)

Income from continuing operations before income taxes	173,301	202,774	26,454	(280,867)	121,662
Provision for income taxes	(44,568)	—	(927)	—	(45,495)

Income from continuing operations	128,733	202,774	25,527	(280,867)	76,167
Discontinued operations, net	(1,852)	—	52,566	—	50,714

Net income	$126,881	$202,774	$78,093	$(280,867)	$126,881

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Nine Months Ended September 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$4,397,280	$331,054	$—	$4,728,334
Equity in subsidiaries’ earnings	927,484	110,378	—	(1,037,862)	—
Expenses:
Casino and hotel operations	—	2,405,281	174,650	—	2,579,931
General and administrative	—	655,158	41,647	—	696,805
Corporate expense	8,813	81,741	—	—	90,554
Preopening and start-up expenses	—	12,568	—	—	12,568
Restructuring costs (credit)	—	(59)	—	—	(59)
Property transactions, net	—	28,329	304	—	28,633
Depreciation and amortization	1,580	402,255	19,899	—	423,734

	10,393	3,585,273	236,500	—	3,832,166

Income from unconsolidated affiliates	—	96,263	18,673	—	114,936

Operating income	917,091	1,018,648	113,227	(1,037,862)	1,011,104
Interest income (expense), net	(373,965)	(79,061)	1,232	—	(451,794)
Other, net	(14,293)	(12,926)	106	—	(27,113)

Income before income taxes	528,833	926,661	114,565	(1,037,862)	532,197
Provision for income taxes	(183,376)	—	(3,364)	—	(186,740)

Net income	$345,457	$926,661	$111,201	$(1,037,862)	$345,457

	For the Nine Months Ended September 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$2,854,538	$320,819	$—	$3,175,357
Equity in subsidiaries’ earnings	736,505	91,305	—	(827,810)	—
Expenses:
Casino and hotel operations	—	1,542,159	157,595	—	1,699,754
General and administrative	—	414,018	44,655	—	458,673
Corporate expense	5,736	47,643	—	—	53,379
Preopening and start-up expenses	129	3,455	—	—	3,584
Restructuring costs	—	4,314	1,587	—	5,901
Property transactions, net	(1,521)	6,529	346	—	5,354
Depreciation and amortization	783	272,842	22,657	—	296,282

	5,127	2,290,960	226,840	—	2,522,927

Income from unconsolidated affiliates	—	85,190	—	—	85,190

Operating income	731,378	740,073	93,979	(827,810)	737,620
Interest income (expense), net	(233,439)	(40,004)	(811)	—	(274,254)
Other, net	220	(29,731)	35	—	(29,476)

Income from continuing operations before income taxes	498,159	670,338	93,203	(827,810)	433,890
Provision for income taxes	(157,408)	—	(1,512)	—	(158,920)

Income from continuing operations	340,751	670,338	91,691	(827,810)	274,970
Discontinued operations, net	(3,305)	7,362	58,419	—	62,476

Net income	$337,446	$677,700	$150,110	$(827,810)	$337,446

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Nine Months Ended September 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(329,028)	$1,016,886	$110,310	$—	$798,168
Net cash used in investing activities	(4,587,820)	(415,471)	(53,756)	(3,303)	(5,060,350)
Net cash provided by (used in) financing activities	4,916,959	(590,806)	(236,960)	3,303	4,092,496

	For the Nine Months Ended September 30, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(282,572)	$763,922	$108,274	$—	$589,624
Net cash provided by (used in) investing activities	(5,993)	(319,913)	127,194	(3,227)	(201,939)
Net cash provided by (used in) financing activities	311,479	(519,769)	(52,209)	3,227	(257,272)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Overview
     At September 30, 2005, our primary operations consisted of 24 wholly-owned casino resorts and 50% investments in three other casino resorts, including:

Las Vegas, Nevada:	Bellagio, MGM Grand Las Vegas, Mandalay Bay, The Mirage, Luxor, TI, New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas, Slots-A-Fun and Boardwalk (Boardwalk will close in early 2006 in preparation for Project CityCenter — see “Other Factors Affecting Liquidity”).

Other domestic:	The Primm Valley Resorts (Whiskey Pete’s, Buffalo Bill’s and Primm Valley Resort) in Primm, Nevada; Circus Circus Reno and Silver Legacy (50% owned) in Reno, Nevada; Colorado Belle and Edgewater in Laughlin, Nevada; Gold Strike and Nevada Landing in Jean, Nevada; Railroad Pass in Henderson, Nevada; MGM Grand Detroit; Beau Rivage in Biloxi, Mississippi and Gold Strike Tunica in Tunica, Mississippi; Borgata (50% owned) in Atlantic City, New Jersey; and Grand Victoria (50% owned) in Elgin, Illinois.
     Other operations include the Shadow Creek golf course in North Las Vegas; two golf courses at Primm Valley; a 50% investment in The Residences at MGM Grand, a hotel condominium development in Las Vegas; and a 50% investment in MGM Grand Paradise Limited, which is constructing a casino resort in Macau.
     On April 25, 2005, we closed our merger with Mandalay Resort Group (“Mandalay”) under which we acquired Mandalay for $71 in cash for each share of common stock of Mandalay. The total merger consideration included equity value of approximately $4.83 billion, the assumption or repayment of other outstanding Mandalay debt with a fair value of approximately $2.85 billion and $111 million of transaction costs, offset by the $520 million received by Mandalay from the sale of its interest in MotorCity Casino in Detroit, Michigan. We believe that the acquisition enhances our portfolio of resorts on the Las Vegas Strip, provides additional sites for future development and expands our employee and customer bases significantly. These factors result in the recognition of certain intangible assets and significant goodwill.
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

     As a resort-based company, our operating results are highly dependent on the volume of customers at our resorts, which in turn impacts the price we can charge for our hotel rooms and other amenities. We also generate a significant portion of our operating income from high-end gaming customers, which can cause variability in our results. Key performance indicators related to revenue are:
•	Gaming revenue indicators — table games drop and slot handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games win percentage is in the range of 18% to 22% of table games drop and our normal slot win percentage is in the range of 6.5% to 7.5% of slot handle;

•	Hotel revenue indicators — hotel occupancy (volume indicator); average daily rate (“ADR”, price indicator); revenue per available room (“REVPAR”), a summary measure of hotel results combining ADR and occupancy rate.
     Financial Statement Impact of Hurricane Katrina
     Beau Rivage sustained significant damage in late August 2005 as a result of Hurricane Katrina and has been closed since and will remain closed for the foreseeable future. The Company maintains insurance covering both property damage and business interruption as a result of the storm. The deductible under this coverage is $15 million, based on the amount of damage incurred. Based on current estimates, insurance proceeds are expected to exceed the net book value of damaged assets; therefore, the Company will not record an impairment charge related to the storm and upon ultimate settlement of the claim will likely record a gain. The damaged assets have been written off and a corresponding insurance receivable has been recorded.
     Business interruption coverage covers lost profits and other costs incurred during the period of construction and up to six months following the re-opening of the facility. The costs expected to be incurred during the interruption period are less than the anticipated business interruption proceeds, therefore, post-storm costs are being offset by the expected recoveries. All post-storm costs and expected recoveries are recorded net within “General and administrative” expenses, except for depreciation of non-damaged assets, which is classified as “Depreciation and amortization.”
     Financial Results
     The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2005 and 2004. References to “same-store” results exclude the Mandalay resorts and Monte Carlo for all periods. Same-store results also exclude Beau Rivage for all periods. On a consolidated basis, the most important factors and trends contributing to our operating performance for the period were:
•	The addition of Mandalay’s resorts on April 25, 2005. For the five months we owned the Mandalay resorts, net revenue for those operations was $1.2 billion and operating income was $293 million.

•	Strong hotel and gaming operating trends. We experienced strong first quarter gaming volumes during key casino events such as the Super Bowl, Chinese New Year and March Madness, and second and third quarter trends continued to be positive, even with the April opening of a major new competitor on the Las Vegas Strip;

•	Continued year-over-year increases in room pricing and increased visitation, driving hotel occupancy and increased revenues at our restaurants, entertainment venues and other resort amenities;

•	The December 2004 opening of the Spa Tower and related amenities at Bellagio and the ongoing repositioning of MGM Grand Las Vegas, highlighted by KÀ, the new Cirque du Soleil show, and the West Wing and SKYLOFTS room enhancements;

•	The continued success of Borgata, of which we own 50%;

•	The closure of Beau Rivage in August 2005 as a result of Hurricane Katrina. Beau Rivage earned operating income of $5 million and $41 million for the three and nine months ended September 30, 2005, respectively, versus $18 million and $46 million for the respective 2004 periods.

     As a result of the above factors and trends, our net revenue increased 74% in the third quarter over the prior year quarter. On a same-store basis, revenue growth was 10% in the quarter. Year to date, net revenue increased 49%, or 12% on a same-store basis.
     Our operating income in 2005 increased 53% for the quarter and 37% for the nine months, due to the strong revenue trends and the addition of Mandalay. Also positively impacting operating income in the quarter and year-to-date periods was increased income from Borgata. Our operating margin was 19% in the 2005 quarter versus 21% in the 2004 quarter. This is due largely to a lower-than-normal bad debt provision in the 2004 quarter. For the nine month periods, the operating margin was 21% in 2005 versus 23% in 2004, due to the $29 million increase in the bad debt provision and a $10 million increase in workers compensation reserves in the second quarter of 2005. In addition, the gaming tax rate applicable to MGM Grand Detroit increased from 18 percent to 24 percent in September 2004, negatively impacting operating margins at that property for the 2005 quarter and year-to-date periods.
     Income from continuing operations increased 22% and 26% over the 2004 quarter and nine month periods, respectively. Increased operating income was offset in part by higher interest expense resulting from the Mandalay merger.
     Operating Results — Detailed Revenue Information
     The following table presents details of our net revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percentage			Percentage
	2005	Change	2004	2005	Change	2004
	(Dollars in thousands)
Casino revenue, net:
Table games	$290,860	36%	$213,789	$849,369	22%	$695,807
Slots	486,771	55%	313,961	1,263,181	39%	910,017
Other	27,646	109%	13,207	71,918	58%	45,547

Casino revenue, net	805,277	49%	540,957	2,184,468	32%	1,651,371

Non-casino revenue:
Rooms	478,462	115%	223,001	1,208,277	75%	690,266
Food and beverage	368,186	79%	205,262	963,848	52%	635,066
Entertainment, retail and other	317,443	80%	176,128	803,451	55%	519,612

Non-casino revenue	1,164,091	93%	604,391	2,975,576	61%	1,844,944

	1,969,368	72%	1,145,348	5,160,044	48%	3,496,315
Less: Promotional allowances	(161,125)	48%	(108,952)	(431,710)	35%	(320,958)

	$1,808,243	74%	$1,036,396	$4,728,334	49%	$3,175,357

     On a same-store basis, table games revenue increased 3% in the third quarter, as volume increased 2%, including a 10% increase in baccarat volume, and hold percentages were near the middle of the Company’s normal range in both periods. Slot revenue increased 4% on a same-store basis, on top of a 9% year-over-year increase in 2004. The addition of the Spa Tower led to increased slot utilization at Bellagio, as Bellagio’s slot revenues increased 13%.
     Non-casino revenue increased in 2005 primarily due to strong conference and group business and higher room rates in all segments, as well as the success of the Spa Tower and other amenities in garnering an increased share of customer spending. In the third quarter of 2005, same-store REVPAR was $131, up 10% from the prior year quarter, on top of a year-over-year increase of 9% in the 2004 quarter. REVPAR at our Las Vegas Strip resorts was $147 in the 2005 quarter on a same-store basis, an increase of 9%. REVPAR for the nine months on a same-store basis was up 14% company-wide, and 13% at our Las Vegas Strip resorts. Increases in food and beverage and other revenue areas resulted from successful new restaurants and other resort amenities and the addition of KÀ at MGM Grand Las Vegas and the Spa Tower at Bellagio.

     Operating Results — Details of Certain Charges
     Preopening and start-up expenses were $6 million in the 2005 quarter versus $2 million in 2004, and included amounts related primarily to Project CityCenter, The Residences at MGM Grand, and new restaurants at MGM Grand Las Vegas. For the nine months, preopening and start-up expenses were $13 million in 2005 versus $4 million in 2004, and included costs related to the above projects and MGM Grand Macau.
     Property transactions, net consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2005	2004	2005	2004
	(In thousands)
Write-downs and impairments	$20,575	$473	$20,575	$473
Demolition costs	1,304	681	5,569	4,600
Net losses on sale or disposal of fixed assets	758	523	2,489	281

	$22,637	$1,677	$28,633	$5,354

     Write-downs and impairments in 2005 consist of assets replaced or disposed of in connection with expansion and remodeling activity at Bellagio, Mirage and TI, based on the net book value of assets replaced or disposed of. During 2005, demolition costs related primarily to room remodel activity at MGM Grand Las Vegas, construction of a new showroom at The Mirage and site preparation for the Bellagio employee parking garage. During 2004, demolition costs related primarily to the Bellagio expansion and room remodel projects and site preparation for The Residences at MGM Grand.
     Non — operating Results
     Net interest expense increased to $193 million in the 2005 third quarter and $462 million for the year-to-date period from $95 million and $278 million in the respective 2004 periods, due primarily to the funding of the Mandalay merger with bank credit facility borrowings. In 2005, “Other, net” for the nine-month period includes a $20 million loss on early retirement of debt related to the early redemption of our 6.875% senior notes due 2008 in the first quarter of 2005, a $1 million gain on redemption of Mandalay debt in the second quarter of 2005, and $7 million of income in the first quarter of 2005 from the favorable resolution of a pre-acquisition contingency related to the Mirage Resorts acquisition. In 2004, “Other, net” for the nine-month period included a $6 million loss on early retirement of debt related to the repurchase of $49 million of our senior notes.
     Our effective income tax rate on continuing operations was 37% and 35%, respectively, for the quarter and nine months ended September 30, 2005. This includes the impact of two tax adjustments. We recorded a net tax benefit of $11 million in the second quarter, adjusted downward by $1 million in the third quarter, related to the repatriated proceeds from the sale of MGM Grand Australia, which qualified for a special one-time tax deduction of 85 percent on certain repatriated earnings of foreign subsidiaries. We also recorded additional provision of $3 million in the second quarter relating to state deferred income taxes in Illinois resulting from the Mandalay merger. Excluding these adjustments, our tax rate for the quarter and nine months was 36%, which is slightly lower than the prior year periods.
     Discontinued Operations
     Income from discontinued operations in 2004 represents the operations of MGM Grand Australia through its sale in July 2004 and the Golden Nugget Subsidiaries through their sale in January 2004, a pre-tax gain of $8 million from the sale of the Golden Nugget Subsidiaries, and a pre-tax gain of $74 million from the sale of MGM Grand Australia.

     Factors Affecting Future Results
     Our investment in The Residences at MGM Grand is accounted for under the equity method. To date, almost all costs incurred by the venture have been capitalized as part of the project costs. The venture does not recognize revenue and cost of sales until closing occurs, which is essentially when the tower is complete. We will record our share of the venture’s profit within “Income from unconsolidated affiliates” in the period the venture recognizes revenue and cost of sales. We will receive an equity distribution for our share of the venture’s profits shortly thereafter. Currently, three towers are under construction, with the first two towers sold out. We expect the first tower to be completed in the second quarter of 2006, the second tower to be completed in the fourth quarter of 2006 and the third tower to be completed in mid-2007. Upon completion of each tower, MGM Grand Las Vegas will earn additional revenue from managing participating owners’ units as part of the resort’s hotel inventory, with commission fees paid to the owners.
Liquidity and Capital Resources
     Cash Flows — Operating Activities
     Operating cash flow was $798 million for the nine months ended September 30, 2005, a significant increase from $590 million in the prior year period. This largely reflects the additional operating income, excluding depreciation and amortization, from Mandalay offset in part by higher interest payments due to the additional debt to fund the Mandalay merger. At September 30, 2005, we held cash and cash equivalents of $265 million. Despite the addition of Mandalay, the September 30, 2005 balance is lower than the year-end 2004 balance due to the repatriation of the MGM Grand Australia sales proceeds in 2005, the implementation of our centralized treasury management at the Mandalay resorts, and the typical higher cash balances held at our resorts at year-end.
     Cash Flows — Investing Activities
     Our primary investing cash flows for the nine months ended September 30, 2005 were the $4.4 billion purchase of Mandalay, $428 million of capital expenditures and the $177 million investment in MGM Grand Paradise. Capital expenditures were made primarily for:
•	Ongoing room enhancements — West Wing and SKYLOFTS — MGM Grand Las Vegas;

•	Other projects at MGM Grand Las Vegas, including a new poker room, new lounge, relocated race and sports book, and new restaurants;

•	The remodeled theatre at The Mirage in preparation for a new show by Cirque du Soleil based on the music of the Beatles, along with other projects at The Mirage;

•	A new golf course at Beau Rivage;

•	Project CityCenter;

•	Land for the permanent casino in Detroit.
     In 2004, capital expenditures were higher, $526 million, as we were constructing two major projects — the Spa Tower at Bellagio and the KÀ theatre at MGM Grand Las Vegas.
     Cash Flows — Financing Activities
     In the nine months ended September 30, 2005, we borrowed net debt of $4.1 billion; however, we repaid net debt of over $500 million after the Mandalay merger. We used borrowings from our bank credit facility to fund the Mandalay acquisition and repay certain fixed-rate long-term debt. At September 30, 2005 our bank credit facility had a balance of $4.7 billion, with available liquidity of $2.3 billion.
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

     In addition, in the second quarter of 2005, we initiated a tender offer for several issuances of Mandalay’s senior notes and senior subordinated notes totaling $1.5 billion. Holders of $155 million of Mandalay’s senior notes and senior subordinated notes redeemed their holdings. Holders of Mandalay’s floating rate convertible senior debentures with a principal amount of $394 million had the right to redeem the debentures for $566 million through June 30, 2005. $388 million of principal of the convertible debentures were tendered for redemption and redeemed for $558 million.
     In June 2005, we issued $500 million of 6.625% senior notes due 2015 through a Rule 144A offering and in September 2005, we issued an additional $375 million of 6.625% senior notes due 2015 through a Rule 144A offering. As required by the indenture, we have initiated exchange offers to exchange the Rule 144A notes for notes registered under the Securities Exchange Act of 1933.
     We repurchased 2 million shares of our common stock in the first nine months of 2005 at a cost of $85 million leaving 18 million shares available under our current share repurchase authorization. We received proceeds of $133 million from the exercise of stock options in the nine months ended September 30, 2005.
     Other Factors Affecting Liquidity
     We have several projects and proposed developments which will or could require significant funding in the next several years. We have acquired the land for our permanent casino facility in Detroit, Michigan and are currently in the process of finalizing our plans for the permanent facility. The ultimate timing, cost and scope of the project are subject to risks attendant to large-scale projects.
     We have committed to providing project financing for the VLT facility at NYRA’s Aqueduct horseracing facility. The facility is estimated to cost $170 million, and we will assist in the development and will manage the facility for a fee.
     We have committed to make available an interest bearing loan facility of $100 million to MGM Grand Paradise Limited, and the venture intends to obtain third party financing to fund the remaining project costs for MGM Grand Macau. Construction on MGM Grand Macau, which is estimated to cost approximately $1 billion, began in the second quarter of 2005, and the resort is anticipated to open in the second half of 2007.
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
     In April 2005, we and our partner CapitaLand, together with 11 other applicants, were successful in qualifying for the second round of the Request for Proposals process for the development of an integrated resort complex in the Marina Bayfront of Singapore. The Singapore government is currently in the process of finalizing the Request for Proposals, which is scheduled to be issued in the fourth quarter of 2005.
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
     As of September 30, 2005, long-term fixed rate borrowings represented approximately 62% of our total borrowings. Assuming a 100 basis-point change in LIBOR at September 30, 2005, our annual interest cost would change by approximately $47 million.

Safe Harbor Provision
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this report contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending, financing sources, the effects of regulation (including gaming and tax regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to competition, development and construction activities, risks associated with the integration of Mandalay, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or international economic conditions (including sensitivity to fluctuations in foreign currencies), pending or future legal proceedings, changes in federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions) and application for licenses and approvals under applicable jurisdictional laws and regulations (including gaming laws and regulations).
     For a more complete description of risk factors, see our Annual Report on Form 10-K for the year ended December 31, 2004. Additionally, we are updating our risk factor disclosure to include the following:
     Extreme weather conditions may cause significant property damage and interruption of our operations in certain areas.
     Certain of our casino properties are located in areas that may be subject to extreme weather conditions, including, but not limited to, hurricanes. Such extreme weather conditions may interrupt our operations, damage our properties, and reduce the number of customers who visit our facilities in such areas. Although we maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we will be able to fully collect, if at all, on claims resulting from such extreme weather conditions. Furthermore, such extreme weather conditions may interrupt or impede access to our affected properties and may cause visits to our affected properties to decrease for an indefinite period. In August 2005, Hurricane Katrina caused significant damage to our Beau Rivage resort. See “Financial Statement Impact of Hurricane Katrina.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We incorporate by reference the information appearing under “Market Risk” in Part I, Item 2 of this Form 10-Q.
Item 4. Controls and Procedures
     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2005. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.
     During the quarter ended September 30, 2005, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In making our assessment of changes in internal control over financial reporting as of September 30, 2005, we have excluded the Mandalay operations because these operations were acquired in a business combination in 2005. These operations represent approximately 45% of our total assets at September 30, 2005 and approximately 25% of our total net revenues for the nine months ended September 30, 2005. We intend to disclose any material changes in internal control over financial reporting at the Mandalay operations in the first annual assessment of internal control over financial reporting in which we are required to include Mandalay, which will be as of December 31, 2006.

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
     Boardwalk Shareholder Litigation
     For a complete description of the facts and circumstances surrounding this litigation, see our Annual Report on Form 10-K for the year ended December 31, 2004. In March 2005, the District Court for Clark County, Nevada granted summary judgment in our favor. In May 2005 plaintiffs filed an appeal of the dismissal to the Nevada Supreme Court. At a mediation conference mandated by court rule, the parties reached a settlement agreement on terms favorable to us, which is in the process of documentation and is subject to final approval by the Nevada Supreme Court.
     Poulos Slot Machine Litigation
     For a complete description of the facts and circumstances surrounding this litigation, see our Annual Report on Form 10-K for the year ended December 31, 2004. In June 2002, the U.S. District Court in Nevada ruled that the plaintiffs met certain prerequisite requirements for class action status, but the court denied the plaintiffs’ motion for class action certification, on the grounds that the proposed class lacked the cohesiveness required to settle common claims against the casino industry. The court had previously stayed discovery pending resolution of these class certification issues. In August 2004, the Ninth Circuit Court of Appeals affirmed the District Court’s ruling denying class action status for the case. In November 2004, the District Court set a discovery deadline of April 2005 and trial in September 2005. After plaintiffs’ dismissal of certain operator and cruise ship defendants, the remaining defendants in April 2005 filed dispositive motions for summary judgment. In September 2005, the District Court entered an order granting summary judgment to all defendants that remained in the case on all of plaintiffs’ claims, dismissed the case in its entirety and entered judgment in favor of defendants. Later in September 2005, the defendants who prevailed timely filed a motion for attorneys’ fees and costs. In October 2005, plaintiffs filed an appeal to the Ninth Circuit Court of Appeals of the judgment granting summary judgment to defendants, and of two prior discovery orders that had been entered in the case. The appeal remains pending.
     Mandalay Resort Group Shareholder Litigation
     On April 25, 2005, the Company consummated its acquisition of Mandalay Resort Group, a Nevada corporation (“Mandalay”), pursuant to an Agreement and Plan of Merger, dated as of June 15, 2004 (the “Merger Agreement”), among the Company, MGM MIRAGE Acquisition Co. #61, a Nevada corporation, that was a wholly-owned subsidiary of the Company (“Merger Sub”), and Mandalay. The acquisition was effected by merging Merger Sub with and into Mandalay (the “Merger”), with Mandalay continuing as the surviving corporation.

     In connection with the Merger, Mandalay and its directors were named defendants in Stephen Ham, Trustee for the J.C. Ham Residuary Trust v. Mandalay Resort Group, et al., which was filed in June 2004 in the 8th Judicial District Court for Clark County, Nevada, and Robert Lowinger v. Mandalay Resort Group, et al., which was filed in June 2004, also in the 8th Judicial District Court for Clark County, Nevada. Both of these actions make claims concerning the Merger, including claims of breach of fiduciary duty against Mandalay’s directors, and seek injunctive relief and unspecified monetary damages. The plaintiffs in both actions agreed that Mandalay and the directors did not need to respond to the pending complaints, as they intended to file a joint amended complaint and consolidate both actions. In December 2004, the plaintiff in Ham filed a motion for temporary restraining order and motion for preliminary injunction enjoining the Mandalay shareholder vote on the proposed merger and for an order shortening time to allow plaintiff to conduct expedited discovery. The plaintiff’s motion was denied. In January 2005, the plaintiff in Ham filed an amended complaint for breach of fiduciary duty in connection with the defendants’ approval of the proposed merger. Mandalay moved to dismiss the amended complaint in April 2005. In October 2005, the Nevada District Court issued a minute order dismissing the Ham case, pursuant to which entry of a formal order and judgment thereon is in process. Plaintiff in the Lowinger case has indicated his intention to file a voluntary dismissal of his action, but the dismissal has not yet been filed. The Company will continue to monitor and protect its interest in these cases until their final conclusion.
     Other
     We and our subsidiaries are also defendants in various other lawsuits most of which relate to routine matters incidental to our business. We do not believe that the outcome of this other pending litigation, considered in the aggregate, will have a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. The following table includes information about our share repurchases for the quarter ended September 30, 2005:

			Shares Purchased	Maximum
	Total	Average	As Part of a	Shares Still
	Shares	Price Per	Publicly-Announced	Available for
	Purchased	Share	Program	Repurchase
July 1 — July 31, 2005	—	$—	—	20,000,000	(1)
August 1 — August 31, 2005	2,000,000	42.48	2,000,000	18,000,000	(1)
September 1 — September 30, 2005	—	—	—	18,000,000	(1)

	2,000,000	42.48	2,000,000

(1)	The July 2004 repurchase program was announced in July 2004 for up to 20 million shares with no expiration.

Item 6. Exhibits

4.1	Supplemental Indenture, dated September 9, 2005, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 9, 2005 (the “September 9, 2005 8-K”)).

4.2	Registration Rights Agreement, dated September 9, 2005, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and certain initial purchasers parties thereto (incorporated by reference to Exhibit 4.2 to the September 9, 2005 8-K).

10.1*	Employment Agreement, dated September 16, 2005 between the Company and J. Terrence Lanni (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2005 (the “September 16, 2005 8-K”)).

10.2*	Employment Agreement, dated September 16, 2005 between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.2 to the September 16, 2005 8-K).

10.3*	Employment Agreement, dated September 16, 2005 between the Company and John Redmond (incorporated by reference to Exhibit 10.3 to the September 16, 2005 8-K).

10.4*	Employment Agreement, dated September 16, 2005 between the Company and James J. Murren (incorporated by reference to Exhibit 10.4 to the September 16, 2005 8-K).

10.5*	Employment Agreement, dated September 16, 2005 between the Company and Gary N. Jacobs (incorporated by reference to Exhibit 10.5 to the September 16, 2005 8-K).

10.6	Guarantee (MGM MIRAGE 9.75% Senior Subordinated Notes due 2007) dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York N.A., as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein.

10.7	Guarantee (MGM MIRAGE 8.5% Senior Notes due 2010), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York N.A., as successor to U.S. Trust Company, National Association, for the benefit of the holders of the Notes pursuant to the Indenture referred to therein.

10.8	Guarantee (Mirage Resorts, Incorporated 7.25% Senior Notes due 2006), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein.

10.9	Guarantee (Mandalay Resort Group 7.625% Senior Subordinated Notes due 2013), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein.

10.10	Guarantee (Mandalay Resort Group 6.45% Senior Notes due 2006), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of Wells Fargo Bank (Colorado), N.A., as successor in interest to First Interstate Bank of Nevada, N.A., as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein.

10.11	Guarantee (MGM MIRAGE 8.375% Senior Subordinated Notes due 2011), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York N.A., successor to the United States Trust Company of New York, as trustee for the benefit of holders of the Notes pursuant to the Indenture referred to therein (substantially in the form of Exhibit 10.6).

*	Management contract or compensatory plan or arrangement.

10.12
Guarantee (MGM MIRAGE 6.0% Senior Notes due 2009), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (substantially in the form of Exhibit 10.7).

10.13
Guarantee (MGM MIRAGE 6.0% Senior Notes due 2009 (Exchange Notes)), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (substantially in the form of Exhibit 10.7).

10.14
Guarantee (MGM MIRAGE 5.875% Senior Notes due 2014), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (substantially in the form of Exhibit 10.7).

10.15
Guarantee (MGM MIRAGE 5.875% Senior Notes due 2014 (Exchange Notes)), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (substantially in the form of Exhibit 10.7).

10.16
Guarantee (MGM MIRAGE 6.75% Senior Notes due 2012), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (substantially in the form of Exhibit 10.7).

10.17
Guarantee (Mirage Resorts, Incorporated 6.75% Senior Notes due 2007 and 7.25% Debentures due 2017), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of Wells Fargo Bank Northwest, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (substantially in the form of Exhibit 10.8).

10.18
Guarantee (Mirage Resorts, Incorporated 6.75% Senior Notes due 2008), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of JPMorgan Chase Bank, N.A., successor in interest to PNC Bank, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (substantially in the form of Exhibit 10.8).

10.19
Guarantee (Mandalay Resort Group 10.25% Senior Subordinated Notes due 2007), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (substantially in the form of Exhibit 10.9).

10.20
Guarantee (Mandalay Resort Group 9.375% Senior Subordinated Notes due 2010), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (substantially in the form of Exhibit 10.9).

10.21
Guarantee (Mandalay Resort Group 6.70% Senior Notes due 2096), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as successor in interest to First Interstate Bank of Nevada, N.A., as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (substantially in the form of Exhibit 10.10).

10.22
Guarantee (Mandalay Resort Group 7.0% Senior Notes due 2036), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (substantially in the form of Exhibit 10.10).

10.23
Guarantee (Mandalay Resort Group 9.5% Senior Notes due 2008), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (substantially in the form of Exhibit 10.10).

10.24
Guarantee (Mandalay Resort Group Floating Rate Convertible Senior Debentures due 2033), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (substantially in the form of Exhibit 10.10).

10.25
Guarantee (Mandalay Resort Group 6.5% Senior Notes due 2009), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (substantially in the form of Exhibit 10.10).

10.26
Guarantee (Mandalay Resort Group 6.375% Senior Notes due 2011), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (substantially in the form of Exhibit 10.10).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a 14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE
Date: November 9, 2005	By:	/s/ J. TERRENCE LANNI
J. Terrence Lanni
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2005	/s/ JAMES J. MURREN
James J. Murren
President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description
10.6	Guarantee (MGM MIRAGE 9.75% Senior Subordinated Notes due 2007) dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York N.A., as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein.

10.7	Guarantee (MGM MIRAGE 8.5% Senior Notes due 2010), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York N.A., as successor to U.S. Trust Company, National Association, for the benefit of the holders of the Notes pursuant to the Indenture referred to therein.

10.8	Guarantee (Mirage Resorts, Incorporated 7.25% Senior Notes due 2006), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein.

10.9	Guarantee (Mandalay Resort Group 7.625% Senior Subordinated Notes due 2013), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein.

10.10	Guarantee (Mandalay Resort Group 6.45% Senior Notes due 2006), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of Wells Fargo Bank (Colorado), N.A., as successor in interest to First Interstate Bank of Nevada, N.A., as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.