Form 10-K
period 2005-12-31
MGM MIRAGE
filed 2006-03-13
CIK 789570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period                      to
Commission File No. 0-16760

MGM MIRAGE
(Exact name of Registrant as specified in its charter)

DELAWARE	88-0215232
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
3600 Las Vegas Boulevard South – Las Vegas, Nevada 89109
(Address of principal executive office) (Zip Code)
(702) 693-7120
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $.01 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2005 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2005 was $5.1 billion. As of March 10, 2006, 284,758,777 shares of Registrant’s Common Stock, $.01 par value, were outstanding.
     Portions of the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS
Overview
     MGM MIRAGE is one of the largest gaming companies in the world. We believe that we own the world’s finest collection of casino resorts. Our strategy is predicated on creating resorts of memorable character, treating our employees well and providing superior service for our guests. MGM MIRAGE was organized as MGM Grand, Inc. on January 29, 1986 and is a Delaware corporation. MGM MIRAGE acts largely as a holding company and its operations are conducted through wholly-owned subsidiaries. MGM MIRAGE is referred to as the “Company” or the “Registrant,” and together with our subsidiaries may also be referred to as “we,” “us” or “our.”
Acquisition of Mandalay Resort Group
     On April 25, 2005, we closed our merger with Mandalay Resort Group (“Mandalay”) under which we acquired Mandalay for $71 in cash for each share of common stock of Mandalay. The total acquisition cost, including the assumption of debt and transaction costs, was approximately $7.3 billion. As a result of the acquisition we are a much larger company, with ownership of or investments in 26 casino resorts versus 13, over 66,000 employees versus 40,000, and total assets of over $20 billion versus $11 billion. The acquisition expands our portfolio of resorts on the Las Vegas Strip, provides additional sites for future development and expands our employee and customer bases significantly.
Our Operating Casino Resorts
     We have provided below certain information about our casino resorts as of December 31, 2005. Except as otherwise indicated, we wholly own and operate the resorts shown below.

	Number of	Approximate
	Guestrooms	Casino Square		Gaming
Name and Location	and Suites	Footage	Slots (1)	Tables (2)
Las Vegas Strip, Nevada (3)
Bellagio	3,933	155,000	2,409	143
MGM Grand Las Vegas	5,044	156,000	2,593	172
Mandalay Bay (4)	4,756	157,000	1,949	127
The Mirage	3,044	118,000	2,056	109
Luxor	4,403	100,000	1,778	88
Treasure Island (“TI”)	2,885	90,000	1,800	64
New York-New York	2,024	84,000	1,867	85
Excalibur	3,990	100,000	1,762	73
Monte Carlo	3,002	102,000	1,726	74
Circus Circus Las Vegas (5)	3,764	133,000	2,364	92

Subtotal	36,845	1,195,000	20,304	1,027

Other Nevada
Primm Valley Resorts (Primm) (6)	2,642	137,000	2,854	94
Circus Circus Reno (Reno)	1,572	69,000	1,369	52
Silver Legacy — 50% owned (Reno)	1,710	87,000	1,707	68
Gold Strike (Jean)	811	37,000	737	15
Nevada Landing (Jean)	303	36,000	733	14
Colorado Belle (Laughlin)	1,173	50,000	1,167	39
Edgewater (Laughlin)	1,356	57,000	1,099	33
Railroad Pass (Henderson)	120	13,000	347	6

Other Domestic Operations
MGM Grand Detroit (Detroit, Michigan)	N/A	75,000	2,841	72
Beau Rivage (Biloxi, Mississippi) (7)	N/A	N/A	N/A	N/A
Gold Strike (Tunica, Mississippi)	1,133	40,000	1,345	48
Borgata — 50% owned (Atlantic City, NewJersey)	2,000	125,000	3,572	133
Grand Victoria — 50% owned (Elgin, Illinois)	N/A	34,000	1,100	37

Grand Total	49,665	1,955,000	39,175	1,638

(1)	Includes slot machines, video poker machines and other electronic gaming devices.

(2)	Includes blackjack (“21”), baccarat, craps, roulette and other table games; does not include poker.

(3)	Excludes Boardwalk, which closed in January 2006.

(4)	Includes the Four Seasons Hotel with 424 guest rooms and THEhotel with 1,117 suites.

(5)	Includes Slots-a-Fun.

(6)	Includes Primm Valley, Buffalo Bill’s and Whiskey Pete’s, along with the Primm Center gas station and convenience store.

(7)	Beau Rivage sustained significant damage in late August 2005 as a result of Hurricane Katrina and has been closed since. We expect to reopen Beau Rivage in the third quarter of 2006.

Bellagio
     Bellagio is widely recognized as one of the premier destination resorts in the world. Located at the heart of the Las Vegas Strip, Bellagio is the only casino resort to earn the prestigious Five Diamond award from the American Automobile Association (“AAA”), which it has earned for the last five years. The resort is richly decorated, including a conservatory filled with unique botanical displays that change with the seasons. At the front of Bellagio is an eight-acre lake featuring over 1,000 fountains that come alive at regular intervals in a choreographed ballet of water, music and lights. Bellagio features 200,000 square feet of convention space for the discerning group planner. For both business and leisure customers, Bellagio’s restaurants offer the finest choices, including Five Diamond award winners Picasso and Le Cirque. Entertainment options include O, produced and performed by Cirque du Soleil, the Light nightclub, and several other bars and lounges. Leisure travelers can also enjoy Bellagio’s expansive pool, world-class spa and Gallery of Fine Arts.
MGM Grand Las Vegas
     MGM Grand Las Vegas, located on the corner of the Las Vegas Strip and Tropicana Avenue, is one of the largest casino resorts in the world, and is the largest to receive the AAA's Four Diamond award. The resort’s guest rooms feature unique themes, including: West Wing, a recently remodeled area offering boutique-style rooms; Skylofts, ultra-suites on the 29th floor featuring the ultimate in personal service; and the exclusive Mansion for premium gaming customers. MGM Grand Las Vegas features an extensive array of restaurants, including two new restaurants by renowned chef Joël Robuchon, Craftsteak, NOBHILL, SeaBlue, Pearl, Shibuya and Fiamma Trattoria. Other amenities include the Studio 54 nightclub, Tabu, the Ultra Lounge, Teatro, numerous retail shopping outlets, a 380,000 square foot state-of-the-art conference center, and an extensive pool and spa complex. During 2005, the resort opened a state-of-the-art poker room and a renovated sports book.
     Entertainment options at MGM Grand Las Vegas include KÀ, by Cirque du Soleil, performed in a custom-designed theatre seating almost 2,000 guests; headliner entertainment in the Hollywood Theatre; and La Femme. The MGM Grand Garden is a special events center with a seating capacity of over 16,000 that provides a venue for concerts by such stars as Madonna, Paul McCartney, the Rolling Stones, U2 and others, as well as championship boxing and other sporting events.
     We own a 50% interest in The Signature at MGM Grand, a condominium hotel development adjacent to the resort. The other 50% is owned by an affiliate of Turnberry Associates. All three luxury condominium towers are currently under construction. When complete, The Signature at MGM Grand will consist of over 1,700 total residences, and we will have the opportunity to rent the condominiums to third parties on behalf of owners who elect to have us do so.
Mandalay Bay
     Mandalay Bay is the first major resort on the Las Vegas Strip to greet visitors arriving by automobile from southern California. This AAA Four Diamond, South Seas-themed resort features numerous restaurants, such as Charlie Palmer’s Aureole, Wolfgang Puck’s Trattoria Del Lupo, China Grill, Hubert Keller’s Fleur de Lys, and Border Grill. Mandalay Bay’s pool area consists of an 11-acre tropical lagoon with numerous pools, a surfing beach, a lazy river, and Moorea Beach, a European-style “ultra” beach. Mandalay Bay also has a 30,000-square-foot spa. Mandalay Bay offers multiple entertainment venues that include a 12,000-seat special events arena, a 1,760-seat showroom featuring the Broadway hit Mamma Mia!, the House of Blues, and the Rumjungle restaurant and nightclub. In addition, Mandalay Bay features the Shark Reef, exhibiting sharks and rare sea predators.
     Included within Mandalay Bay is a Four Seasons Hotel with its own lobby, restaurants and pool and spa, providing visitors with a luxury “five-diamond” hospitality experience. THEhotel is an all-suite hotel tower within the Mandalay Bay complex. THEhotel includes its own spa and fitness center, a lounge and two restaurants, including Mix Las Vegas, created by famed chef Alain Ducasse and located on the top floor of THEhotel.
     The Mandalay Bay Conference Center is a convention and meeting complex adjacent to Mandalay Bay. The complex includes more than one million square feet of exhibit space. With this building and Mandalay Bay’s original conference center, Mandalay Bay offers almost two million gross square feet of conference and exhibit space. Connecting Mandalay Bay to Luxor is Mandalay Place, a retail center that includes approximately 90,000 square feet of retail space and approximately 40 boutique stores and restaurants, including stores by GF Ferre, Nike Golf and Urban Outfitters, restaurants by celebrity chefs Pierro Selvaggio, Hubert Keller and Rick Moonen, and the burlesque club Forty Deuce.

The Mirage
     The Mirage is a luxurious, tropically-themed resort located on a site shared with TI at the center of the Las Vegas Strip. The Mirage is recognized by AAA as a Four Diamond resort. The exterior of the resort is landscaped with palm trees, abundant foliage and more than four acres of lagoons and other water features centered around a 54-foot volcano and waterfall. Each evening, the volcano erupts at regular intervals, with flames that spectacularly illuminate the front of the resort. Inside the front entrance is an atrium with a tropical garden and additional water features capped by a 100-foot-high glass dome, designed to replicate the sights, sounds and fragrances of the South Seas. Located at the rear of the hotel, adjacent to the swimming pool area, is a dolphin habitat featuring Atlantic bottlenose dolphins and The Secret Garden of Siegfried & Roy, an attraction that allows guests to view the beautiful exotic animals of Siegfried & Roy, the world-famous illusionists.
     The Mirage features a wide array of restaurants, including Kokomos, Fin, Stack, Cravings, and Carnegie Deli. Several of these restaurants have been recently opened or renovated. Entertainment at The Mirage includes a show featuring Danny Gans, the renowned singer/impersonator, in The Danny Gans Theatre. We recently opened Jet, a 16,000-square foot nightclub. We are also constructing a custom theatre for a new Cirque du Soleil production based on the works of The Beatles, scheduled to open in mid-2006. The Mirage also has numerous retail shopping outlets and 170,000 square feet of convention space, including the 90,000-square foot Mirage Events Center.
Luxor
     Luxor is an Egyptian-themed hotel and casino complex situated between Mandalay Bay and Excalibur, which are all connected by a tram. Luxor offers 20,000 square feet of convention space, a 20,000-square-foot spa, the RA nightclub, and food and entertainment venues on three different levels beneath a soaring hotel atrium. Above the pyramid’s casino, the property offers a special format motion base ride and an IMAX 2D/3D theater. Luxor’s other public areas include restaurants, several cocktail lounges and a variety of specialty shops. Recently, the Luxor opened the Broadway hit musical Hairspray and added new headline entertainment from comedian Carrot Top.
Treasure Island (“TI”)
     TI is a Caribbean-themed resort located next to The Mirage and also holds the AAA Four Diamond rating. TI and The Mirage are connected by a monorail and a pedestrian bridge links TI to the Fashion Show Mall through a re-designed north entrance. TI features several restaurants, including Dishes, Isla Mexican Kitchen, Kahunaville, and Canter’s Deli. Bars and lounges at TI include Mist and Tangerine, which features indoor/outdoor space with views of the Las Vegas Strip and nightly burlesque entertainment. The showroom at TI features Mystère, produced and performed by Cirque du Soleil. The Sirens of TI Show is performed at the front of the resort, providing a significant presence to visitors on the Las Vegas Strip and beckoning visitors into TI.
New York-New York
     New York-New York is located at the corner of the Las Vegas Strip and Tropicana Avenue. Pedestrian bridges link New York-New York with both MGM Grand Las Vegas and Excalibur. The architecture at New York-New York replicates many of New York City’s landmark buildings and icons, including the Statue of Liberty, the Empire State Building, Central Park, the Brooklyn Bridge and a Coney Island-style roller coaster. The casino features highly themed interiors including Park Avenue with retail shops, a Central Park setting in the central casino area, and Little Italy with its traditional food court set inside a typical residential neighborhood. New York-New York also features several restaurants and numerous bars and lounges, including nationally recognized Coyote Ugly and ESPNZone and Nine Fine Irishmen, an authentic Irish Pub. Entertainment includes Zumanity by Cirque du Soleil and headline performer Rita Rudner.
Excalibur
     Excalibur is a castle-themed hotel and casino complex situated immediately north of Luxor at the corner of the Las Vegas Strip and Tropicana Avenue. Excalibur’s public areas include a Renaissance fair, a medieval village, an amphitheater with a seating capacity of nearly 1,000 where mock jousting tournaments and costume drama are presented nightly, two dynamic motion theaters, various artisans’ booths and medieval games of skill. In addition, Excalibur has a buffet restaurant, several themed restaurants, as well as several snack bars, cocktail lounges and a variety of specialty shops. The property also features a 13,000-square-foot spa. Excalibur, Luxor and Mandalay are connected by a tram, allowing guests to easily travel among these resorts.

Monte Carlo
     Through the acquisition of Mandalay we now own 100% of Monte Carlo, which is located on the Las Vegas Strip adjacent to New York-New York. Monte Carlo has a palatial style reminiscent of the Belle Époque, the French Victorian architecture of the late 19th century. The resort has amenities such as fine dining at Andre’s, a brew pub featuring live entertainment, a health spa, a beauty salon, and a 1,200-seat theatre featuring the world-renowned magician Lance Burton.
Circus Circus Las Vegas
     Circus Circus Las Vegas is a circus-themed hotel and casino complex situated on the north end of the Las Vegas Strip. From a “Big Top” above the casino, Circus Circus Las Vegas offers its guests a variety of circus acts performed daily, free of charge. A mezzanine area overlooking the casino has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. Specialty restaurants, a buffet, a coffee shop, snack bars, several cocktail bars and a variety of specialty shops are also available to guests. The Adventuredome, covering approximately five acres, offers theme park entertainment that includes thrills rides for adults and children, themed carnival-style midway games, an arcade, food kiosks and souvenir shops, all in a climate-controlled setting under a giant space-frame dome.
Primm Valley Resorts
     The Primm Valley Resorts consist of three hotel-casinos on both sides of Interstate 15 at the California/Nevada state line in Primm, Nevada, approximately 40 miles south of Las Vegas. Buffalo Bill’s Resort & Casino, Primm Valley Resort & Casino, Whiskey Pete’s Hotel & Casino, Primm Valley Golf Club and three gas stations including the Primm Center (collectively, the “Primm Valley Resorts”) form a major destination location and offer visitors driving from California the first opportunity to wager upon entering Nevada and the last opportunity before leaving.
     Primm Valley Resorts offer an array of amenities and attractions, including a 25,000-square foot conference center, numerous restaurants, and a variety of amusement rides. The 6,100-seat Star of the Desert Arena hosts top-name entertainers. Connected to Primm Valley Resorts is the Fashion Outlet of Las Vegas, a shopping mall containing approximately 400,000 square feet of retail space with over 100 retail outlet stores. The Fashion Outlet is owned and operated by a third party.
Circus Circus Reno
     Circus Circus Reno is a circus-themed hotel and casino complex situated in downtown Reno, Nevada. Like its sister property in Las Vegas, Circus Circus Reno offers its guests a variety of circus acts performed daily, free of charge. A mezzanine area has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. The property also has specialty restaurants, a buffet, a coffee shop, a deli/bakery, a snack bar, cocktail lounges, a gift shop and specialty shops.
Silver Legacy
     Through a wholly-owned entity, we are a 50% participant with Eldorado Limited Liability Company in Circus and Eldorado Joint Venture, which owns and operates Silver Legacy, a hotel-casino and entertainment complex situated in downtown Reno, Nevada. Silver Legacy is located between Circus Circus Reno and the Eldorado Hotel & Casino, which is owned and operated by an affiliate of our joint venture partner at Silver Legacy. Silver Legacy is connected at the mezzanine level with Circus Circus Reno and the Eldorado by enclosed climate-controlled skyways above the streets between the respective properties. The resort’s exterior is themed to evoke images of historical Reno. Silver Legacy features several restaurants and bars, a special events center, custom retail shops, a health spa and an outdoor pool and sun deck.
Gold Strike
     This property is an “Old West”-themed hotel-casino located on the east side of Interstate-15 in Jean, Nevada. Jean is located approximately 25 miles south of Las Vegas and approximately 15 miles north of the California-Nevada state line. The property has, among other amenities, a swimming pool and spa, several restaurants, a banquet center, a gift shop and an arcade. The casino has a stage bar with regularly scheduled live entertainment and a casino bar.

Nevada Landing
     Nevada Landing is a turn-of-the-century riverboat-themed hotel-casino located in Jean across Interstate 15 from Gold Strike. Nevada Landing includes a specialty restaurant, a full-service coffee shop, a buffet, a snack bar, a gift shop, a swimming pool and spa and a 300-guest banquet facility.
Colorado Belle
     Colorado Belle is situated on the bank of the Colorado River in Laughlin, Nevada, approximately 90 miles south of Las Vegas. Colorado Belle features a 600-foot replica of a Mississippi riverboat, and also includes a buffet, a coffee shop, specialty restaurants, a microbrewery, snack bars and cocktail lounges, as well as a gift shop and other specialty shops.
Edgewater
     Edgewater is located adjacent to Colorado Belle along the Colorado River. Edgewater’s facilities include a specialty restaurant, a coffee shop, a buffet, a snack bar and cocktail lounges.
Railroad Pass
     Railroad Pass is located in Henderson, Nevada, a suburb located southeast of Las Vegas, and is situated along US Highway 93, the direct route between Las Vegas and Phoenix, Arizona. The property includes, among other amenities, full-service restaurants, a buffet, a gift shop, a swimming pool and a banquet facility. In contrast with our other Nevada properties, Railroad Pass caters to local residents, particularly from Henderson and Boulder City.
MGM Grand Detroit
     MGM Grand Detroit is our interim casino facility in Detroit, Michigan. MGM Grand Detroit is one of three casinos licensed in Detroit and is operated by MGM Grand Detroit, LLC. MGM Grand Detroit, Inc., our wholly-owned subsidiary, holds a controlling interest in MGM Grand Detroit, LLC. A minority interest in MGM Grand Detroit, LLC is held by Partners Detroit, LLC, a Michigan limited liability company owned by residents and entities located in the Detroit metropolitan area. MGM Grand Detroit’s interior is decorated in an Art Deco motif with themed bars, a VIP lounge and several restaurants. The site is conveniently located off the Howard Street exit from the John C. Lodge Expressway in downtown Detroit, and has parking for over 3,000 vehicles in two parking garages and additional on-site covered parking.
Beau Rivage
     Beau Rivage sustained significant damage in late August 2005 as a result of Hurricane Katrina and has been closed since. We expect to reopen Beau Rivage in stages beginning in the third quarter of 2006. The damage was primarily concentrated on the lower levels, including the casino, restaurant and retail areas. We intend to rebuild Beau Rivage at its existing beachfront site where Interstate 110 meets the Gulf Coast in Biloxi, Mississippi. When fully reopened, Beau Rivage will include 1,740 guest rooms, over 2,000 slot machines and 90 table games, new and restored restaurants, a state-of-the-art convention center, and pool and spa amenities. Construction is also continuing on a world-class golf course, Fallen Oak, designed by renowned golf course architect Tom Fazio, to be located approximately 20 miles from the resort and scheduled to open in November 2006.
Gold Strike-Tunica
     Gold-Strike Tunica is a dockside casino located along the Mississippi River, 20 miles south of Memphis and approximately three miles west of Mississippi State Highway 61, a major north/south highway connecting Memphis with Tunica County. The property features an 800-seat showroom, a coffee shop, a specialty restaurant, a buffet, a snack bar and several cocktail lounges. Gold Strike-Tunica is part of a three-casino development covering approximately 72 acres. The other two casinos are owned and operated by unaffiliated third parties. We also own an undivided one-half interest in an additional 388 acres of land that may be used for future development.

Borgata
     The Borgata Hotel Casino and Spa is located at Renaissance Pointe in Atlantic City, New Jersey. In addition to its 2,000 guest rooms and suites and extensive gaming floor, Borgata includes several specialty restaurants, retail shops, a European-style health spa, meeting space and unique entertainment venues. Borgata was the first new casino in Atlantic City in over 13 years when it opened in July 2003. Through a wholly-owned subsidiary, we own 50% of the limited liability company that owns Borgata. Boyd Gaming Corporation (“Boyd”) owns the other 50% and also operates the resort.
     Borgata is currently expanding its gaming and non-gaming amenities, adding 36 casino table games and 500 slot machines, expanding its poker room and race book, and adding additional restaurant, entertainment and other amenities. This $200 million project is expected to be completed in the second quarter of 2006. Additionally, Borgata has plans to add another hotel tower, the Water Club at Borgata, featuring 800 guestrooms and suites, along with a new spa, parking garage and meeting rooms. This $325 million project is expected to be completed in late 2007. Neither project is expected to require contributions from us, as existing operating cash flow and Borgata’s recently renegotiated bank credit facility is anticipated to provide for the cost of the expansions.
Grand Victoria
     Through wholly-owned entities, we are a 50% participant with RBG, L.P. in an entity which owns Grand Victoria, a Victorian-themed riverboat casino and land-based entertainment complex in Elgin, Illinois, a suburb approximately 40 miles northwest of downtown Chicago. The riverboat offers dockside gaming, which means its operation is conducted at dockside without cruising. The property also features a dockside complex that contains an approximately 83,000-square-foot pavilion with a buffet, a fine dining restaurant, a VIP lounge and a gift shop.
Golf Courses
     We own and operate an exclusive world-class golf course, Shadow Creek, designed by Tom Fazio and located approximately ten miles north of our Las Vegas Strip resorts. Shadow Creek is ranked 3rd in Golf Digest’s ranking of America’s 100 Greatest Public Courses. We also own and operate the Primm Valley Golf Club, located four miles south of the Primm Valley Resorts in California, which includes two 18-hole championship courses. These golf courses were also designed by Tom Fazio.
Future Development
Project CityCenter
     In November 2004 we announced a plan to develop a multi-billion dollar urban metropolis, Project CityCenter, on 66 acres of land on the Las Vegas Strip, between Bellagio and Monte Carlo. Project CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room non-gaming boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 470,000 square feet of retail shops, dining and entertainment venues; and approximately 2.3 million square feet of residential space in over 2,900 luxury condominium and condominium-hotel units in multiple towers.
     As currently contemplated, we believe Project CityCenter will cost approximately $7 billion, excluding preopening and land costs. After estimated proceeds of $2.5 billion from the sale of residential units, we believe the net project cost will be approximately $4.5 billion. We expect to complete the design work for Project CityCenter in mid-2006 and expect the project to open in 2009. The design, budget and schedule of Project CityCenter are still preliminary, and the ultimate timing, cost and scope of Project CityCenter are subject to risks attendant to large-scale projects.
Detroit, Michigan
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
     In April 2005, the 6th Circuit Court of Appeals lifted its injunction prohibiting commencement of construction of the permanent hotel and casino complexes. We have obtained land and began construction on our permanent facility, which will be located near the site of our interim facility. The permanent facility is expected to open in late 2007 at a cost of approximately $765 million, including land and preopening costs, and will feature a 400-room hotel, 100,000-square foot casino, numerous restaurant and entertainment amenities, and spa and convention facilities. The complete design, timing and cost of the permanent facility are at a preliminary stage, and are subject to risks attendant to large-scale projects.

Macau
     We own 50% of MGM Grand Paradise Limited, an entity which is developing, and will operate, MGM Grand Macau, a hotel-casino resort in Macau S.A.R. Pansy Ho Chiu-king owns the other 50% of MGM Grand Paradise Limited. MGM Grand Macau will be located on a prime waterfront site and will feature at least 345 table games and 1,035 slots with room for significant expansion. Other features will include a 600-room hotel, a luxurious spa, convertible convention space, a variety of dining destinations, and other attractions. Construction of MGM Grand Macau, which is estimated to cost $1.1 billion including license and land rights and preopening costs, began in the second quarter of 2005 and the resort is anticipated to open in late 2007. The complete design, timing, cost and scope of the project are at a preliminary stage and are subject to the risks attendant to large-scale projects. We have invested $180 million in the venture, and are committed to loaning the venture up to $100 million. The venture has obtained commitments from lenders for a credit facility sufficient, along with equity contributions and shareholder loans, to fund the construction of MGM Grand Macau.
New York Racing Association
     We have entered into a definitive agreement with the New York Racing Association (“NYRA”) to manage video lottery terminals (“VLTs”) at NYRA’s Aqueduct horseracing facility in metropolitan New York. We will assist in the development of the approximately $170 million facility, including providing project financing, and will manage the facility for a term of five years, extended automatically if the financing provided by us is not fully repaid, for a fee. Recent legislative changes will allow us to operate the VLTs past the expiration date of the current NYRA franchise agreement.
Atlantic City, New Jersey
     We own approximately 130 acres on Renaissance Pointe in Atlantic City, New Jersey. We lease 10 acres to Borgata under long-term leases for use in its current operations and for its expansion. Of the remaining 120 acres, approximately 72 acres are suitable for development. We lease nine of these acres to Borgata on a short-term basis for surface parking and a portion of the remaining acres consists of common roads, landscaping and master plan improvements which we designed and developed as required by our agreement with Boyd. We own an additional 15 developable acres in the Marina District near Renaissance Pointe.
     We must apply for and receive numerous governmental permits and satisfy other conditions before construction of a new resort on the Renaissance Pointe site could begin. No assurance can be given that we will develop a casino resort in New Jersey, or its ultimate schedule, size, configuration or cost if we do develop a casino resort.
United Kingdom
     We continue to pursue development opportunities in the United Kingdom. We have entered into agreements or have formed strategic alliances with several companies in order to further these development efforts. We are currently pursuing opportunities in Birmingham, Glasgow, Newcastle and Sheffield. These opportunities are subject to certain conditions, including obtaining regional casino licenses and regulatory approvals, and the implementation of an acceptable tax regime. The Gambling Act 2005 includes authorization for only one initial regional casino (unlimited table games and a maximum of 1,250 slot machines) and eight large casinos (unlimited table games and a maximum of 150 slot machines), a significant reduction from previous proposals. The Gambling Act 2005 allows for an increase in the number of regional casinos, but it is uncertain whether more regional casinos will be approved in the near term.
Singapore
     In 2005 we agreed to form a joint venture with CapitaLand, a listed company in Singapore, to pursue one of two gaming licenses in Singapore. We will own 60% of the joint venture and would manage the resort. In April 2005, we and our partner CapitaLand, together with 11 other applicants, were successful in qualifying for the second round of the proposal process for the development of an integrated resort complex in the Marina Bayfront of Singapore. The Singapore government issued the request for proposals in the fourth quarter of 2005 and we are in the process of preparing our proposal response. Only three other bidders have indicated they expect to submit responses for the Marina site.

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
Operations
     We operate primarily in one segment, the operation of casino resorts, which includes offering gaming, hotel, dining, entertainment, retail and other resort amenities. Giving effect to the Mandalay merger, over half of our net revenue is now derived from non-gaming activities, a higher percentage than many of our competitors, as our operating philosophy is to provide a complete resort experience for our guests, including non-gaming amenities which command a premium price based on their quality. We believe that we own several of the premier casino resorts in the world, and a main focus of our strategy is to continually reinvest in these resorts to maintain our competitive advantage.
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
     Our results of operations do not tend to be seasonal in nature, though a variety of factors can affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our high-end customers, and the level of play during major holidays, including New Year and Chinese New Year. Our significant convention and meeting facilities allow us to maximize hotel occupancy and customer volumes during off-peak times such as mid-week or during traditionally slower leisure travel periods, which also leads to better labor utilization.
     All of our casino resorts operate 24 hours each day, every day of the year, with the exception of Grand Victoria which operates 22 hours a day, every day of the year. Our primary casino operations are owned and managed by us. Other resort amenities may be owned and operated by us, owned by us but managed by third parties for a fee, or leased to third parties. We generally have an operating philosophy that prefers ownership of amenities, since guests have direct contact with staff in these areas and we prefer to control all aspects of the guest experience. However, we do lease space to retail and food and beverage operators in certain situations, particularly for branding opportunities. We also operate many “managed” outlets, utilizing third party management for specific expertise in areas such as restaurants and nightclubs, as well as for branding opportunities. Since we believe that the number of walk-in customers also affects the success of our casino resorts, we design our facilities to maximize their attraction to guests of other hotels.
     We utilize technology to maximize revenue and efficiency in our operations. We are in the process of combining our Players Club with Mandalay’s One Club program. When the process is complete, Players Club will link our major resorts, and consolidate all slots and table games activity for customers with a Players Club account. Under the combined program, customers will qualify for benefits across all of these resorts, regardless of where they play. We believe that our Players Club enables us to more effectively market to our customers. A significant portion of the slot machines at our resorts operate with International Game Technology’s EZ-Pay™ cashless gaming system, including the Mandalay resorts where we recently converted many of the slot machines to EZ-Pay™. We believe that this system enhances the customer experience and increases the revenue potential of our slot machines.
     Technology is a critical part of our strategy in non-gaming operations and administrative areas as well. Our hotel systems include yield management modules which allow us to maximize occupancy and room rates. Additionally, these systems capture most charges made by our customers during their stay, including allowing customers of any of our resorts to charge meals and services at other MGM MIRAGE resorts to their hotel accounts. We are implementing a new hotel management system at all our resorts in 2006 and 2007, which we expect will enhance our guest service and improve our yield management across our portfolio of resorts.

Marketing and Competition
General
     Our casino resorts generally operate in highly competitive environments. We compete against other gaming companies as well as other hospitality and leisure and business travel companies. Our primary methods of competing successfully in a competitive environment include:
•	Locating our resorts in desirable leisure and business travel markets, and operating at superior sites within those markets.

•	Constructing and maintaining high-quality resorts and facilities, including luxurious guestrooms along with premier dining, entertainment and retail amenities;

•	Recruiting, training and retaining well-qualified and motivated employees who provide superior and friendly customer service;

•	Providing unique, “must-see” entertainment attractions; and

•	Developing distinctive and memorable marketing and promotional programs.
Customers and Competition
     Our Las Vegas casino resorts compete for customers with a large number of other hotel-casinos in the Las Vegas area, including major hotel-casinos on or near the Las Vegas Strip, major hotel-casinos in the downtown area, which is about five miles from the center of the Strip, and several major facilities elsewhere in the Las Vegas area. According to the Las Vegas Convention and Visitors Authority, there were approximately 133,200 guestrooms in Las Vegas at December 31, 2005, up 1% from approximately 131,500 rooms at December 31, 2004. Las Vegas visitor volume was 38.6 million in 2005, a 3% increase from the 37.4 million reported for 2004. The principal segments of the Las Vegas gaming market are leisure travel, premium gaming customers, conventions, including small meetings and corporate incentive programs, and tour and travel. Our high-end properties, which include Bellagio, MGM Grand Las Vegas, Mandalay Bay, and The Mirage, appeal to the upper end of each market segment, balancing their business by using the convention and tour and travel segments to fill the mid-week and off-peak periods. Our marketing strategy for TI, New York-New York, Luxor and Monte Carlo is aimed at attracting middle- to upper-middle-income wagerers, largely from the leisure travel and, to a lesser extent, the tour and travel segments. Excalibur and Circus Circus Las Vegas generally cater to the value-oriented and middle-income leisure travel and tour and travel segments.
     Outside Las Vegas, our other wholly-owned Nevada operations, including those in Reno and Laughlin, compete with each other and with many other similar sized and larger operations. A significant portion of our customers at these resorts come from California. We believe the expansion of Native American gaming has had a negative impact on all of our Nevada resorts not located on the Las Vegas Strip, and the anticipated additional expansion in California could have a further adverse effect on these resorts. Our Nevada resorts not located in Las Vegas appeal primarily to middle-income customers attracted by room, food and beverage and entertainment prices that are lower than those offered by major Las Vegas hotel-casinos. Our target customer for these resorts is the value-oriented leisure traveler and the value-oriented local customer.
     Outside Nevada, our wholly-owned resorts mainly compete for customers in local gaming markets, where location is a critical success factor. In Tunica, Mississippi, one of our competitors is closer to Memphis, the area’s principal market. In addition, we compete with gaming operations in surrounding jurisdictions and other leisure destinations in each region. For instance, in Detroit, Michigan we also compete with a casino in nearby Windsor, Canada. In Biloxi, Mississippi we also compete with regional riverboat and land-based casinos in Louisiana, Native American casinos in central Mississippi, the south Florida leisure market, and with casinos in the Bahamas.
     Our unconsolidated affiliates mainly compete for customers against casino resorts in their respective markets, and in some cases against our wholly-owned operations. Much like our wholly-owned resorts, our unconsolidated affiliates compete through the quality of amenities, the value of the experience offered to guests, and the location of their resorts.
     Our Company’s facilities also compete for gaming customers with hotel-casino operations located in other areas of the United States and other parts of the world, and for leisure and business travelers with non-gaming tourist destinations such as Hawaii, Florida and cruise ships. Our hotel-casinos compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, and other forms of legalized gaming in the United States.

Marketing
     We advertise on radio, television and billboards and in newspapers and magazines in selected cities throughout the United States and overseas, as well as on the Internet and by direct mail. We also advertise through our regional marketing offices located in major United States and foreign cities. A key element of marketing to premium gaming customers is personal contact by our marketing personnel. Direct marketing is also important in the convention segment. We maintain Internet websites which inform customers about our resorts and allow our customers to reserve hotel rooms and make restaurant and show reservations. We also operate call centers to allow customer contact by phone to make hotel, restaurant and show reservations.
     We utilize our world-class golf courses in marketing programs at our Las Vegas Strip and other Nevada resorts. Our major Las Vegas resorts offer luxury suite packages that include golf privileges at Shadow Creek. In connection with our marketing activities, we also invite our premium gaming customers to play Shadow Creek on a complimentary basis. We use Primm Valley Golf Club for marketing purposes at our Las Vegas and Primm resorts, including offering room and golf packages at special rates.
Competitive Risks
     The principal negative factors relating to our competitive position are:
•	Our limited geographic diversification-our major resorts are concentrated on the Las Vegas Strip and some of our largest competitors operate in more gaming markets than we do;

•	There are a number of gaming facilities located closer to where our customers live than our resorts;

•	Our guestroom, dining and entertainment prices are often higher than those of most of our competitors in each market, although we believe that the quality of our facilities and services is also higher;

•	Our hotel-casinos compete to some extent with each other for customers. Bellagio, MGM Grand Las Vegas, Mandalay Bay and The Mirage, in particular, compete for some of the same premium gaming customers; and

•	Additional new hotel-casinos and expansion projects at existing Las Vegas hotel-casinos are under construction or have been proposed. We are unable to determine to what extent increased competition will affect our future operating results.
Control Over Gaming Activities
General
     In connection with the supervision of gaming activities at our casinos, we maintain stringent controls on the recording of all receipts and disbursements. These controls include:
•	Locked cash boxes on the casino floor;

•	Daily cash and coin counts performed by employees who are independent of casino operations;

•	Constant observation and supervision of the gaming area;

•	Observation and recording of gaming and other areas by closed-circuit television;

•	Constant computer monitoring of our slot machines; and

•	Timely analysis of deviations from expected performance.
Issuance of Markers
     Marker play represents a significant portion of the table games volume at Bellagio, MGM Grand Las Vegas, Mandalay Bay and The Mirage. Our other facilities do not emphasize marker play to the same extent, although we offer markers to customers at certain of those casinos as well.
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

     In Nevada, Mississippi, Michigan, and Illinois, amounts owed for markers which are not timely paid are enforceable under state laws. All other states are required to enforce a judgment for amounts owed for markers entered into in Nevada, Mississippi, Illinois or Michigan which are not timely paid, pursuant to the Full Faith and Credit Clause of the United States Constitution. Amounts owed for markers which are not timely paid are not legally enforceable in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States.
Employees and Labor Relations
     As of December 31, 2005, we had approximately 54,500 full-time and 12,000 part-time employees. At that date, we had collective bargaining contracts with unions covering approximately 29,000 of our employees. We consider our employee relations to be good.
Regulation and Licensing
     The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interest in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99 to this Annual Report on Form 10-K, which Exhibit is incorporated herein by reference.
     Our businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.
Forward-looking Statements
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)
     This Form 10-K and our 2005 Annual Report to Stockholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, new projects, future performance, the outcome of contingencies such as legal proceedings and future financial results. From time to time, we also provide oral or written forward-looking statements in our Forms 10-Q and 8-K, press releases and other materials we release to the public. Any or all of our forward-looking statements in this Form 10-K, in our 2005 Annual Report to Stockholders and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this Form 10-K — for example, government regulation and the competitive environment — will be important in determining our future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may differ materially.
     We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission. Also note that we provide the following discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.
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

Factors that May Affect Our Future Results
     You should be aware that the occurrence of any of the events described in this section and elsewhere in this report or in any other of our filings with the SEC could have a material adverse effect on our business, financial position, results of operations and cash flows. In evaluating us, you should consider carefully, among other things, the risks described below.
•	We have significant indebtedness. At December 31, 2005, we had approximately $12.4 billion of indebtedness. The interest rate on a large portion of our long-term debt will be subject to fluctuation based on changes in short-term interest rates and the level of debt-to-EBITDA (as defined) under the provisions of our senior credit facility. Our current bank credit agreements and the indentures governing our debt securities do not prohibit us from borrowing additional funds in the future. Our interest expense could increase as a result of these factors. Additionally, our indebtedness could increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for or reacting to changes in our business and industry, limit our ability to borrow additional funds and place us at a competitive disadvantage compared to other less leveraged competitors. Our ability to reduce our outstanding debt will be subject to our future cash flows, other capital requirements and other factors, some of which are not within our control.

•	Our casinos in Las Vegas and elsewhere are destination resorts that compete with other destination travel locations throughout the United States and the world. We do not believe that our competition is limited to a particular geographic area, and gaming operations in other states or countries could attract our customers. To the extent that new casinos enter our markets or hotel room capacity is expanded by others in major destination locations, competition will increase. Major competitors, including new entrants, have either recently expanded their hotel room capacity or are currently expanding their capacity or constructing new resorts in Las Vegas. Also, the recent growth of gaming in areas outside Las Vegas, including California, has increased the competition faced by our operations in Las Vegas and elsewhere. In particular, as large scale gaming operations in Native American tribal lands increase, competition will increase.

•	The expansion of Native American gaming in California has already impacted our operations. According to the California Gambling Control Commission, more than 60 compacts with tribes had been approved by the federal government as of December 31, 2005, with more than 50 of the tribes legally operating casinos in California in accordance with these compacts. Additional expansion of gaming in California could have an adverse impact on our results of operations.

•	The ownership and operation of gaming facilities are subject to extensive federal, state and local laws, regulations and ordinances, which are administered by the relevant regulatory agencies in each jurisdiction. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators. For a summary of gaming regulations that affect our business, see “Regulation and Licensing.” The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to possible increase at any time. For instance, the gaming tax rate in Michigan was increased in 2004.

•	Our business is affected by economic and market conditions in the markets in which we operate and in the locations our customers reside. Bellagio, MGM Grand Las Vegas, Mandalay Bay and The Mirage are particularly affected by economic conditions in the Far East, and all of our Nevada resorts are affected by economic conditions in the United States, and California in particular. A recession or economic slowdown could cause a reduction in visitation to our resorts, which would adversely affect our operating results.

•	Certain of our casino properties are located in areas that may be subject to extreme weather conditions, including, but not limited to, hurricanes. Such extreme weather conditions may interrupt our operations, damage our properties, and reduce the number of customers who visit our facilities in such areas. Although we maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions. Furthermore, such extreme weather conditions may interrupt or impede access to our affected properties and may cause visits to our affected properties to decrease for an indefinite period. For example, in August 2005, Hurricane Katrina caused significant damage to our Beau Rivage resort. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Statement Impact of Hurricane Katrina.”

•	We are a large consumer of electricity and other energy. Accordingly, increases in energy costs, such as those experienced recently may have a negative impact on our operating results. Additionally, higher energy and gasoline prices which affect our customers may result in reduced visitation to our resorts and a reduction in our revenues. For example, Nevada Power, which supplies power to our Las Vegas resorts, recently submitted a rate request which would significantly increase our cost of electricity at those resorts.

•	Many of our customers travel by air. As a result, the cost and availability of air service and the impact of events like those of September 11, 2001, can affect our business. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of our customers reside. Capacity constraints of that highway or any other traffic disruptions may affect the number of customers who visit our facilities.

•	Leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks or acts of war or hostility, which can create economic and political uncertainties that could adversely impact our business levels. Furthermore, although we have been able to purchase some insurance coverage for certain types of terrorist acts, insurance coverage against loss or business interruption resulting from war and some forms of terrorism continues to be unavailable.

•	Our joint venture for the construction and operation of a hotel-casino in Macau S.A.R. involves significant risks. In June 2004, we announced that we entered into a joint venture agreement with Pansy Ho Chiu-king to develop, build and operate a major hotel-casino resort in Macau S.A.R. The facility, MGM Grand Macau, will be jointly owned and operated by the two shareholders. MGM Grand Macau’s operations will be subject to unique risks, including risks related to: (a) Macau’s regulatory framework; (b) our ability to adapt to the different regulatory and gaming environment in Macau while remaining in compliance with the requirements of the gaming regulatory authorities in the jurisdictions in which we currently operate, as well as other applicable federal, state, or local laws in the United States and Macau; (c) the transition of Macau from a Portuguese colony to a special administrative region of the People’s Republic of China; and (d) the extreme weather conditions in the region.

Furthermore, any such operations in Macau or any future operations in which we may engage in any other foreign territories are subject to risk pertaining to international operations, including foreign currency risks, foreign government regulations that may make it difficult for us to operate in a profitable manner in such jurisdiction, inability to adequately enforce our rights in such jurisdiction, general geopolitical risks such as political and economic instability, hostilities with neighboring countries and changes in diplomatic and trade relationships, and potentially adverse tax consequences.

•	Our plans for future construction can be affected by a number of factors, including time delays in obtaining necessary governmental permits and approvals and legal challenges. We may make changes in project scope, budgets and schedules for competitive, aesthetic or other reasons, and these changes may also result from circumstances beyond our control. These circumstances include weather interference, shortages of materials and labor, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems and unanticipated cost increases. Any of these circumstances could give rise to delays or cost overruns. Major expansion projects at our existing resorts can also result in disruption of our business during the construction period.

•	Claims have been brought against us and our subsidiaries in various legal proceedings, and additional legal and tax claims arise from time to time. It is possible that our cash flows and results of operations could be affected by the resolution of these claims. We believe that the ultimate disposition of current matters will not have a material impact on our financial condition or results of operations. Please see the further discussion under “Legal Proceedings.”

•	There is intense competition to attract and retain qualified management and other employees in the gaming industry. Our inability to recruit or retain personnel could adversely affect our business.

•	Tracinda Corporation beneficially owns approximately 56% of our outstanding common stock as of December 31, 2005. As a result, Tracinda Corporation has the ability to elect our entire Board of Directors and determine the outcome of other matters submitted to our stockholders, such as the approval of significant transactions.

Executive Officers of the Registrant
     The following table sets forth, as of March 1, 2006, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
J. Terrence Lanni	62	Chairman and Chief Executive Officer
James J. Murren	44	President, Chief Financial Officer, Treasurer and Director
John T. Redmond	47	President and Chief Executive Officer of MGM Grand Resorts, LLC and Director
Robert H. Baldwin	55	President and Chief Executive Officer of Mirage Resorts, Incorporated, President of Project CityCenter and Director
Gary N. Jacobs	60	Executive Vice President, General Counsel, Secretary and Director
Glenn D. Bonner	54	Senior Vice President and Chief Information Officer
Daniel J. D’Arrigo	37	Senior Vice President—Finance
Alan Feldman	47	Senior Vice President—Public Affairs
Bruce Gebhardt	58	Senior Vice President—Global Security
Phyllis A. James	53	Senior Vice President and Senior Counsel
Punam Mathur	45	Senior Vice President—Corporate Diversity and Community Affairs
Cynthia Kiser Murphey	48	Senior Vice President—Human Resources
Shawn T. Sani	40	Senior Vice President—Taxes
Robert C. Selwood	50	Senior Vice President—Accounting
Bryan L. Wright	42	Senior Vice President, Assistant General Counsel and Assistant Secretary
     Mr. Lanni has served as Chairman of the Company since July 1995. He served as Chief Executive Officer of the Company from June 1995 to December 1999, and since March 2001. Prior thereto, he served in various executive capacities at Caesars World, Inc., including its President and Chief Operating Officer from 1981 to 1995.
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
     Mr. Baldwin has served as President and Chief Executive Officer of Mirage Resorts since June 2000 and as President of Project CityCenter since March 2005. He served as Chief Financial Officer and Treasurer of Mirage Resorts from September 1999 to June 2000. He was President and Chief Executive Officer of Bellagio, LLC from June 1996 to March 2005. He served as President and Chief Executive Officer of The Mirage from August 1987 to April 1997.
     Mr. Jacobs has served as Executive Vice President and General Counsel of the Company since June 2000 and as Secretary since January 2002. Prior thereto, he was a partner with the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP, and is currently of counsel to that firm.
     Mr. Bonner has served as Senior Vice President and Chief Information Officer of the Company since January 2005. He served as Vice President—Chief Information Officer of the Company from June 2000 to January 2005. He served as Chief Information Officer of Mirage Resorts from January 1997 to May 2000. Prior thereto, he was a Managing Consultant with Microsoft Corporation from October 1994 to January 1997.

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
     Mr. Feldman has served as Senior Vice President—Public Affairs of the Company since September 2001. He served as Vice President — Public Affairs of the Company from June 2000 to September 2001, and served as Vice President of Public Affairs for Mirage Resorts from March 1990 to May 2000.
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
     Ms. Mathur has served as Senior Vice President—Corporate Diversity and Community Affairs of the Company since May 2004. She served as Vice President—Corporate Diversity and Community Affairs of the Company from December 2001 to May 2004. She served as Vice President—Community Affairs of the Company from November 2000 to December 2001 and as Director of Community Affairs of the Company from June 2000 to October 2000. She served as Director of Community Affairs of Mirage Resorts from April 1996 to May 2000.
     Ms. Murphey has served as Senior Vice President—Human Resources of the Company since November 2000. She served as Senior Vice President—Human Resources and Administration of MGM Grand Las Vegas from November 1995 to October 2000.
     Mr. Sani has served as Senior Vice President—Taxes of the Company since July 2005. He served as Vice President—Taxes of the Company from June 2002 to July 2005. Prior thereto he was a partner in the Transaction Advisory Services practice of Arthur Andersen LLP, having served that firm in various other capacities since 1988.
     Mr. Selwood has served as Senior Vice President—Accounting of the Company since February 2005. He served as Vice President—Accounting of the Company from December 2000 to February 2005. He served as Director of Corporate Finance of Mirage Resorts from April 1993 to December 2000.
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
ITEM 1A. RISK FACTORS
     We incorporate by reference the information appearing under “Factors that May Affect Our Future Results” in Item 1 of this Form 10-K .
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     Our principal executive offices are located at Bellagio. The following table lists our significant land holdings. Unless otherwise indicated, all properties are wholly-owned.

	Approximate
Name and Location	Acres	Notes
Las Vegas, Nevada operations:
Bellagio	78	One acre is subject to a ground lease that expires (giving effect to our options to renew) in 2073.

MGM Grand Las Vegas	104
Mandalay Bay	100
The Mirage	100	Site is shared with TI.
Luxor	60
TI	NA	See The Mirage.
New York-New York	24	Approximately 2 acres will be used for the Project CityCenter residential sales office.

Excalibur	52
Monte Carlo	28	Approximately 4 acres will be used for Project CityCenter.
Circus Circus Las Vegas	69	Includes Slots-a-Fun.
Shadow Creek Golf Course	240

Other Nevada operations:
Circus Circus Reno	7	A portion of the site is subject to two ground leases, which expire in 2032 and 2033, respectively.
Primm Valley Resorts	143	Substantially all leased under a ground lease that expires (giving effect to our renewal option) in 2068.

Primm Valley Golf Club	448	Located in California, 4 miles from the Primm Valley Resorts.
Laughlin properties	38	Colorado Belle occupies 22 acres; Edgewater occupies 16 acres.
Jean, Nevada properties	106	Gold Strike occupies 51 acres; Nevada Landing occupies 55 acres.

Railroad Pass, Aenderson, Nevada	9

Other domestic operations:
MGM Grand Detroit	8
Beau Rivage, Biloxi, Mississippi	41	Includes 10 acres of tidelands leased from the State of Mississippi under a lease that expires (giving effect to our option to renew) in 2049.

Gold Strike, Tunica, Mississippi	24

Other land:
Las Vegas Strip – central	66	Future site of Project CityCenter; includes the site of the former Boardwalk.
	10	Located immediately behind New York-New York; a portion of this site will be used for temporary facilities related to construction of Project CityCenter.
Las Vegas Strip — south	20	Located immediately south of Mandalay Bay.
	15	Located across the Las Vegas Strip from Luxor.
North Las Vegas, Nevada	66	Located adjacent to Shadow Creek.
Henderson, Nevada	47	Adjacent to Railroad Pass.
Primm, Nevada	141	Approximately 16 acres immediately north of Buffalo Bill’s and approximately 125 acres adjacent to Primm Valley Golf Club.

Jean, Nevada	61	Located adjacent to Gold Strike.
Sloan, Nevada	89
Detroit, Michigan	25	Future site of permanent MGM Grand Detroit casino.
Biloxi, Mississippi	508	Future site of Fallen Oak Golf Course.
Tunica, Mississippi	388	We own an undivided 50% interest in this site with another, unaffiliated, gaming company.
Atlantic City, New Jersey	153	Approximately 19 acres are leased to Borgata, including nine acres under a short-term lease. Of the remaining land, approximately 77 acres are suitable for development.
     Prior to February 2005, substantially all of the Company’s assets other than assets of its foreign subsidiaries and certain assets in use at MGM Grand Detroit were pledged as collateral for our senior notes and principal credit facilities. As a result of the redemption of our 6.875% Senior Notes due February 2008 and the repayment of our 6.95% senior notes due February 2005, we applied for, and received, release of collateral under our credit facility and senior notes.
     We have contributed approximately 7 acres of land adjacent to MGM Grand Las Vegas to ventures formed with Turnberry Associates to develop The Signature at MGM Grand. The land is collateralized by construction financing for Towers 1 and 2 in the amount of up to $440 million. As of December 31, 2005, $121 million was outstanding under the construction financing.

     Silver Legacy occupies approximately 5 acres in Reno, Nevada, adjacent to Circus Circus Reno. The site is collateralized by a mortgage securing Silver Legacy’s senior credit facility and 10.125% mortgage notes. As of December 31, 2005, $160 million of principal of the 10.125% mortgage notes were outstanding.
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
     Borgata occupies approximately 46 acres at Renaissance Pointe, including 19 acres we lease to Borgata. Borgata owns approximately 27 acres which are collateralized by a mortgage securing bank credit facilities in the amount of up to $750 million. As of December 31, 2005, $342 million was outstanding under the bank credit facility.
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

Boardwalk Shareholder Litigation
     On September 28, 1999, a former stockholder of our subsidiary which owns and, until January 2006 operated, the Boardwalk Hotel and Casino filed a first amended complaint in a putative class action lawsuit in District Court for Clark County, Nevada against Mirage Resorts and certain former directors and principal stockholders of the Boardwalk subsidiary. The complaint alleged that Mirage Resorts induced the other defendants to breach their fiduciary duties to Boardwalk’s minority stockholders by devising and implementing a scheme by which Mirage Resorts acquired Boardwalk at significantly less than the true value of its shares. The complaint sought an unspecified amount of compensatory damages from Mirage Resorts and punitive damages from the other defendants, whom we are required to defend and indemnify.
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
Mandalay Resort Group Shareholder Litigation
     On April 25, 2005, the Company consummated its acquisition of Mandalay pursuant to an Agreement and Plan of Merger, dated as of June 15, 2004 (the “Merger Agreement”), among the Company, MGM MIRAGE Acquisition Co. #61, a Nevada corporation, that was a wholly-owned subsidiary of the Company (“Merger Sub”), and Mandalay. The acquisition was effected by merging Merger Sub with and into Mandalay (the “Merger”), with Mandalay continuing as the surviving corporation.
     In connection with the Merger, Mandalay and its directors were named defendants in Stephen Ham, Trustee for the J.C. Ham Residuary Trust v. Mandalay Resort Group, et al., which was filed in June 2004 in the 8th Judicial District Court for Clark County, Nevada, and Robert Lowinger v. Mandalay Resort Group, et al., which was filed in June 2004, also in the 8th Judicial District Court for Clark County, Nevada. Both of these actions make claims concerning the Merger, including claims of breach of fiduciary duty against Mandalay’s directors, and seek injunctive relief and unspecified monetary damages. The plaintiffs in both actions agreed that Mandalay and the directors did not need to respond to the pending complaints, as they intended to file a joint amended complaint and consolidate both actions. In December 2004, the plaintiff in Ham filed a motion for temporary restraining order and motion for preliminary injunction enjoining the Mandalay shareholder vote on the proposed merger and for an order shortening time to allow plaintiff to conduct expedited discovery. The plaintiff’s motion was denied. In January 2005, the plaintiff in Ham filed an amended complaint for breach of fiduciary duty in connection with the defendants’ approval of the proposed merger. Mandalay moved to dismiss the amended complaint in April 2005. In October 2005, the Nevada District Court issued a minute order dismissing the Ham case. In November 2005, a formal decision, order and judgment of dismissal of the case was entered. Plaintiff in the Lowinger case has indicated his intention to file a voluntary dismissal of his action, but the dismissal has not yet been filed. The Company will continue to monitor and protect its interest in these cases until their final conclusion.
Other
     We and our subsidiaries are also defendants in various other lawsuits, most of which relate to routine matters incidental to our business. We do not believe that the outcome of this other pending litigation, considered in the aggregate, will have a material adverse effect on the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of our security holders during the fourth quarter of 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Effective May 2, 2005, our common stock is traded on the New York Stock Exchange under the symbol “MGM” — formerly our stock trading symbol was “MGG.” The following table sets forth, for the calendar quarters indicated, the high and low sale prices of our common stock on the New York Stock Exchange Composite Tape. These prices, along with all share and per share information in this Form 10-K, have been adjusted for a 2-for-1 stock split effected in May 2005.

	2005		2004
	High	Low	High	Low
First quarter	$39.80	$34.50	$23.09	$18.36
Second quarter	42.98	32.58	24.89	20.50
Third quarter	46.75	39.30	25.07	19.81
Fourth quarter	44.75	35.30	36.75	24.58
     There were approximately 3,703 record holders of our common stock as of March 1, 2006.
     We have not paid dividends on our common stock in the last two fiscal years. We intend to retain our earnings to fund the operation of our business, to service and repay our debt, to make strategic investments in high return growth projects at our proven resorts, to repurchase shares of common stock and to reserve our capital to raise our capacity to capture investment opportunities overseas and in emerging domestic markets. Furthermore, as a holding company with no independent operations, our ability to pay dividends will depend upon the receipt of dividends and other payments from our subsidiaries. Our senior credit facility contains financial covenants that could restrict our ability to pay dividends. Our Board of Directors periodically reviews our policy with respect to dividends, and any determination to pay dividends in the future will be at the sole discretion of the Board of Directors.
     The following table includes information about our stock option plans at December 31, 2005:

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans
(in thousands, except per share data)
Equity compensation plans approved by security holders	34,607	$22.85	6,540
Equity compensation plans not approved by security holders (1)	—	—	—

(1)	In May 2002, the Board of Directors approved a restricted stock plan, not approved by security holders, under which 1,806,000 shares were issued. In November 2002, the Board of Directors determined that no more restricted stock awards would be granted. At December 31, 2005, there were 834,000 restricted shares outstanding, all of which will become unrestricted in 2006.
     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. The following table includes information about our share repurchases for the quarter ended December 31, 2005:

			Shares Purchased	Maximum
	Total	Average	As Part of a	Shares Still
	Shares	Price Per	Publicly-Announced	Available for
	Purchased	Share	Program	Repurchase
October 1 – October 31, 2005	1,107,000	$37.59	1,107,000	16,893,000	(1)
November 1 – November 30, 2005	2,393,000	37.92	2,393,000	14,500,000	(1)
December 1 – December 31, 2005	—	—	—	14,500,000	(1)

	3,500,000		3,500,000

(1)	The July 2004 repurchase program allows for the repurchase of up to 20 million shares with no expiration.
     The amounts in the above table exclude approximately 3,200 shares surrendered by certain recipients of restricted shares who elected to use a portion of the shares on which restrictions lapsed in October 2005 to pay required withholding taxes.

ITEM 6. SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Net revenues	$6,481,967	$4,238,104	$3,862,743	$3,756,928	$3,699,852
Operating income	1,357,208	950,860	699,729	746,538	599,892
Income from continuing operations	443,256	349,856	230,273	289,476	160,440
Net income	443,256	412,332	243,697	292,435	169,815

Basic earnings per share
Income from continuing operations	$1.56	$1.25	$0.77	$0.92	$0.51
Net income per share	1.56	1.48	0.82	0.93	0.53

Weighted average number of shares	284,943	279,325	297,861	315,618	317,542

Diluted earnings per share
Income from continuing operations	$1.50	$1.21	$0.76	$0.90	$0.50
Net income per share	1.50	1.43	0.80	0.91	0.53

Weighted average number of shares	296,334	289,333	303,184	319,880	321,644

At year-end
Total assets	$20,699,420	$11,115,029	$10,811,269	$10,568,698	$10,542,568
Total debt, including capital leases	12,358,829	5,463,619	5,533,462	5,222,195	5,465,608
Stockholders’ equity	3,235,072	2,771,704	2,533,788	2,664,144	2,510,700
Stockholders’ equity per share	$11.35	$9.87	$8.85	$8.62	$7.98
Number of shares outstanding	285,070	280,740	286,192	309,148	314,792
     In June 2003, we ceased operations of PLAYMGMMIRAGE.com, our online gaming website (“Online”). In January 2004, we sold the Golden Nugget Las Vegas and the Golden Nugget Laughlin including substantially all of the assets and liabilities of those resorts (the “Golden Nugget Subsidiaries”). In July 2004, we sold the subsidiaries that owned and operated MGM Grand Australia. The results of Online, the Golden Nugget Subsidiaries and MGM Grand Australia are classified as discontinued operations for all periods presented. The Mandalay acquisition occurred on April 25, 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
  Current Operations
     At December 31, 2005, our operations consisted of 24 wholly-owned casino resorts and 50% investments in three other casino resorts, including:

Las Vegas, Nevada:	Bellagio, MGM Grand Las Vegas, Mandalay Bay, The Mirage, Luxor, TI, New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas, Slots-A-Fun and Boardwalk (Boardwalk closed in January 2006 in preparation for Project CityCenter – see “Other Factors Affecting Liquidity”).

Other domestic:	The Primm Valley Resorts (Whiskey Pete’s, Buffalo Bill’s and Primm Valley Resort) in Primm, Nevada; Circus Circus Reno and Silver Legacy (50% owned) in Reno, Nevada; Colorado Belle and Edgewater in Laughlin, Nevada; Gold Strike and Nevada Landing in Jean, Nevada; Railroad Pass in Henderson, Nevada; MGM Grand Detroit; Beau Rivage in Biloxi, Mississippi and Gold Strike Tunica in Tunica, Mississippi; Borgata (50% owned) in Atlantic City, New Jersey; and Grand Victoria (50% owned) in Elgin, Illinois.
     Other operations include the Shadow Creek golf course in North Las Vegas; two golf courses at Primm Valley; a 50% investment in The Signature at MGM Grand, a condominium-hotel development adjacent to MGM Grand Las Vegas; and a 50% investment in MGM Grand Paradise Limited, which is constructing a casino resort in Macau.
  Mandalay Acquisition
     On April 25, 2005, we closed our merger with Mandalay Resort Group (“Mandalay”) under which we acquired Mandalay for $71 in cash for each share of common stock of Mandalay. The total acquisition cost of $7.3 billion included equity value of approximately $4.8 billion, the assumption or repayment of outstanding Mandalay debt with a fair value of approximately $2.9 billion and $0.1 billion of transaction costs, offset by the $0.5 billion received by Mandalay from the sale of its interest in MotorCity Casino in Detroit, Michigan.
     The Mandalay acquisition expands our portfolio of resorts on the Las Vegas Strip, provides additional sites for future development and expands our employee and customer bases significantly. These factors result in the recognition of certain intangible assets and significant goodwill. The purchase price allocation is preliminary and may be adjusted up to one year after the acquisition. In particular, we are still evaluating certain customer relationship intangible assets related to individual and group hotel reservations as well as gaming loyalty program members. We did not incur any significant employee termination costs or other exit costs in connection with the Mandalay acquisition.
  Key Performance Indicators
     We operate primarily in one segment, the operation of casino resorts, which includes offering gaming, hotel, dining, entertainment, retail and other resort amenities. Giving effect to the Mandalay merger, over half of our net revenue is now derived from non-gaming activities, a higher percentage than many of our competitors, as our operating philosophy is to provide a complete resort experience for our guests, including non-gaming amenities which command a premium price based on their quality. We believe that we own several of the premier casino resorts in the world, and a main focus of our strategy is to continually reinvest in these resorts to maintain our competitive advantage.
     As a resort-based company, our operating results are highly dependent on the volume of customers at our resorts, which in turn impacts the price we can charge for our hotel rooms and other amenities. We also generate a significant portion of our operating income from the high-end gaming segment, which can cause variability in our results. Key performance indicators related to revenue are:
•	Gaming revenue indicators – table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games win percentage is in the range of 18% to 22% of table games drop and our normal slots win percentage is in the range of 6.5% to 7.5% of slots handle;

•	Hotel revenue indicators – hotel occupancy (volume indicator); average daily rate (“ADR”, price indicator); revenue per available room (“REVPAR”), a summary measure of hotel results, combining ADR and occupancy rate.

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
     Our results of operations do not tend to be seasonal in nature, though a variety of factors can affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our high-end customers, and the level of play during major holidays, including New Year and Chinese New Year. Our results do not depend on key individual customers, though our success in marketing to customer groups, such as convention customers, or the financial health of customer groups, such as business travelers or high-end gaming customers from a particular country or region, can impact our results.
  Overall Outlook
     We have invested heavily in our existing operations in the past three years, and expect to continue to do so on a targeted basis in 2006. Our Las Vegas Strip resorts require ongoing capital investment to maintain their competitive advantages. We believe these investments in additional non-gaming amenities have enhanced our ability to generate increased visitor volume and allowed us to charge premium prices for our amenities.
     The most likely significant factors affecting operating results at our existing resorts in 2006 will be the addition of Mandalay, the expected continued positive impact of our targeted capital improvements, and the completion of Towers 1 and 2 of The Signature at MGM Grand. The Mandalay acquisition will continue to affect year-over-year comparisons through April 2006 as a result of the net revenues and operating income of these resorts, which includes the impact on depreciation and amortization expense of recognizing depreciable real property and amortizable intangible assets at fair value, and additional interest expense as a result of financing the merger through borrowings under our senior credit facility. Additionally, ongoing impacts of cost savings and revenue enhancements will positively affect earnings throughout 2006.
     Some of the capital improvements we made in 2005 were made towards the end of the year, so 2006 will be the first full year of results including these improvements, particularly at The Mirage, where the Jet nightclub and several restaurants were added at or near year-end. In addition, this resort will benefit from the Beatles-themed show by Cirque du Soleil expected to open in mid-2006. These improvements, along with improvements at other resorts, are expected to drive continued increases in REVPAR and increased customer volumes in gaming areas, restaurants, shops, entertainment venues and our other resort amenities.
     Towers 1 and 2 of The Signature at MGM Grand are expected to be completed in the second and fourth quarters of 2006, respectively. At that time, we will recognize our share of the venture’s net income, which will consist of the sales and costs associated with the sales of the condominium units, along with deferred profit from our contribution of land to the venture, within “income from unconsolidated affiliates” in the consolidated statement of income. Upon completion of each tower, we will have the opportunity to rent the condominiums to third parties on behalf of owners who elect to have us do so, providing a potential ongoing revenue stream.
  Financial Statement Impact of Hurricane Katrina
     Beau Rivage sustained significant damage in late August 2005 as a result of Hurricane Katrina and has been closed since. We expect to reopen Beau Rivage in the third quarter of 2006, although some of the resort’s rooms, restaurants and other amenities will not reopen until the fourth quarter. The Company maintains insurance covering both property damage and business interruption as a result of the storm. The deductible under this coverage is approximately $15 million, based on the amount of damage incurred. Based on current estimates, insurance proceeds are expected to exceed the net book value of damaged assets; therefore, the Company will not record an impairment charge related to the storm and upon ultimate settlement of the claim will likely record a gain. The damaged assets have been written off and a corresponding insurance receivable, classified within “Other long-term assets” in the accompanying consolidated balance sheets, has been recorded.
     Business interruption coverage covers lost profits and other costs incurred during the period of closure and up to six months following the reopening of the facility. The costs expected to be incurred during the interruption period are less than the anticipated business interruption proceeds; therefore, post-storm costs are being offset by the expected recoveries. All post-storm costs and expected recoveries are recorded net within “General and administrative” expenses in the accompanying consolidated statements of income, except for depreciation of non-damaged assets, which is classified as “Depreciation and amortization.”

Results of Operations
  Summary Financial Results
     The following table summarizes our financial results:

	Year Ended December 31,
		Percentage		Percentage
	2005	Change	2004	Change	2003
	(In thousands, except per share data)
Net revenues	$6,481,967	53%	$4,238,104	10%	$3,862,743
Operating income	1,357,208	43%	950,860	36%	699,729
Income from continuing operations	443,256	27%	349,856	52%	230,273
Diluted income from continuing operations per share	$1.50	24%	$1.21	59%	$0.76
     References to “same-store” results throughout Management’s Discussion and Analysis exclude the Mandalay resorts and Monte Carlo for all periods. Same-store results also exclude Beau Rivage for all periods.
     On a consolidated basis, the most important factors and trends contributing to our performance over the last three years have been:
•	The addition of Mandalay’s resorts on April 25, 2005. For the eight months we owned the Mandalay resorts, net revenue for these operations was $1.9 billion and operating income was $433 million;

•	The ongoing capital investments in our resorts, which we believe is allowing us to market more effectively to visitors, capture a greater share of our visitors’ increased travel budgets, and generate premium pricing for our resorts’ rooms and other amenities. These investments include the Spa Tower at Bellagio, which opened in December 2004, and the repositioning of MGM Grand Las Vegas, highlighted by KÀ, by Cirque du Soleil, and the Skylofts and West Wing room enhancements;

•	The overall positive economic environment in the United States since early 2004, particularly in the leisure and business travel segments, resulting in increases in room pricing and increased visitation, particularly at our Las Vegas Strip resorts;

•	The closure of Beau Rivage in August 2005 after Hurricane Katrina. Operating income was $60 million at Beau Rivage in 2004 and decreased to $40 million in 2005 as a result of only having eight months of operations;

•	The war with Iraq and the outbreak of SARS in Asia, both of which negatively impacted leisure travel and our high-end gaming business in late 2003 and early 2004;

•	The new labor contract covering employees at our Las Vegas Strip resorts since mid-2002, which provides for significant annual wage and benefits increases through 2007.
     As a result of the above trends, our net revenues increased 53% in 2005, and 11% on a same-store basis. Operating margins were relatively flat with 2004 – 21% in 2005 compared to 22% in 2004. The 2004 margin was a significant increase over the 18% operating margin in 2003. See further discussion of operating income and operating margins in “Operating Results” below. The increase in income from continuing operations generally resulted from the increased operating income, offset in part by increased interest expense, discussed below in “Non-operating Results.”
 Operating Results
     The following table includes key information about our operating results:

	Year Ended December 31,
		Percentage		Percentage
	2005	Change	2004	Change	2003
	(In thousands)
Net revenues	$6,481,967	53%	$4,238,104	10%	$3,862,743
Operating expenses:
Casino and hotel operations	3,547,059	55%	2,289,249	6%	2,152,236
General and administrative	958,263	56%	612,632	5%	585,161
Corporate expense	130,633	68%	77,910	27%	61,541
Preopening, restructuring and property transactions, net	52,573	114%	24,566	45%	16,922
Depreciation and amortization	588,102	46%	402,545	1%	400,766

	5,276,630	55%	3,406,902	6%	3,216,626

Income from unconsolidated affiliates	151,871	27%	119,658	123%	53,612

Operating income	$1,357,208	43%	$950,860	36%	$699,729

     The 2005 increase in net revenues resulted from the addition of Mandalay and an 11% increase in same-store net revenues. Same-store net revenues increased largely as a result of strong room pricing and increased volumes in slots and across all non-gaming areas. These trends were particularly prominent at Bellagio and MGM Grand Las Vegas as a result of new and expanded amenities at those resorts.
     The 2004 increase in net revenues was largely due to strong room pricing, increased gaming volumes, and the impact of targeted capital investments in 2003 and 2004 at New York-New York and MGM Grand Las Vegas.
     In 2005, operating income did not increase to the same extent as net revenues, largely due to already strong operating margins, a lower-than-normal bad debt provision in 2004, higher corporate expense and higher preopening, restructuring and property transactions, net. This resulted in an operating margin of 21% versus 22% in 2004. Corporate expense increased as a percentage of revenue due primarily to merger integration costs.
     Our operating income in 2004 increased 36%, due primarily to the strong revenue trends and a full year of Borgata’s results. The increase in income from unconsolidated affiliates was responsible for approximately one-third of the increase in operating income, while improvements at our operating resorts, particularly Bellagio, MGM Grand Las Vegas and New York-New York, made up the rest of the increase. Operating income at MGM Grand Detroit was essentially flat in 2004 compared to 2003, despite an increase in the gaming tax rate from 18% to 24% effective September 2004.
     We expect operating margins to stay relatively consistent with current levels in 2006. Anticipated revenue gains at Mandalay resorts and continued realization of merger cost savings will offset typical increases in labor costs, the additional 2% gaming tax payable to the City of Detroit beginning January 1, 2006, and the inclusion of stock compensation expense (see “Recently issued Accounting Standards”).
  Operating Results – Detailed Revenue Information
     The following table presents detail of our net revenues:

	Year Ended December 31,
		Percentage		Percentage
	2005	Change	2004	Change	2003
			(In thousands)
Casino revenue, net:
Table games	$1,140,053	21%	$943,343	9%	$866,096
Slots	1,741,556	43%	1,218,589	9%	1,115,029
Other	100,042	61%	62,033	10%	56,389

Casino revenue, net	2,981,651	34%	2,223,965	9%	2,037,514

Non-casino revenue:
Rooms	1,673,696	84%	911,259	9%	833,272
Food and beverage	1,330,210	58%	841,147	11%	757,278
Entertainment, retail and other	1,098,612	58%	696,117	7%	647,702

Non-casino revenue	4,102,518	68%	2,448,523	9%	2,238,252

	7,084,169	52%	4,672,488	9%	4,275,766
Less: Promotional allowances	(602,202)	39%	(434,384)	5%	(413,023)

	$6,481,967	53%	$4,238,104	10%	$3,862,743

     Table games revenue, including baccarat, was flat on a same-store basis in 2005. A 4% increase in table games volume was offset by a slightly lower hold percentage, though hold percentages were within our normal range for all three years presented. In 2004, table games volume increased 9%, with particular strength in baccarat volume, up 18%. In both 2005 and 2004, key events such as New Year, Chinese New Year and other marketing events, were well-attended.
     Slots revenue increased 8% on a same-store basis, following a 9% increase in 2004. Additional volume in 2005 was generated by the Spa Tower at Bellagio — Bellagio’s slots revenue increased over 30% — and the traffic generated by KÀ and other amenities at MGM Grand Las Vegas, where slots revenue increased almost 10%. In both periods, we benefited from the continued success of our Players Club affinity program and marketing events targeted at repeat customers.
     Hotel revenue increased 19% on a same-store basis in 2005. We had more rooms available as a result of the Bellagio expansion and 2004 room remodel activity at MGM Grand Las Vegas, and our company-wide same-store REVPAR increased 13% to $140. This was on top of a 10% increase in 2004 over 2003. The increase in REVPAR in 2005 was entirely rate-driven, as same-store occupancy was consistent at 92%. The 2004 increase was also largely rate-driven.

     Other non-gaming revenue was also up in 2005, with KÀ leading to a 35% increase in same-store entertainment revenue, and several new restaurants and bars at MGM Grand Las Vegas, Bellagio, TI and The Mirage leading to a 14% increase in same-store food and beverage revenue. These results followed similar trends experienced in 2004 compared to 2003. We expect these increases to continue in 2006, as we will open a new Beatles-themed Cirque du Soleil show at The Mirage, along with more new restaurants and lounges across our resort portfolio, including the recently opened Jet nightclub and several restaurants at The Mirage.
  Operating Results – Details of Certain Charges
     Preopening and start-up expenses consisted of the following:

	Year Ended December 31,
	2005	2004	2003
		(In thousands)
Project CityCenter	$5,173	$—	$—
MGM Grand Macau	1,914	—	—
Jet nightclub at The Mirage	1,891	—	—
Bellagio expansion	665	3,805	—
KÀ	1,871	3,655	—
Borgata	—	—	19,326
New York-New York (Zumanity, Nine Fine Irishmen)	—	—	4,310
Players Club	—	—	3,051
Other	4,238	2,816	2,579

	$15,752	$10,276	$29,266

     Preopening and start-up expenses at MGM Grand Macau relate to our share of the operating results of that venture prior to its opening. Preopening and start-up expenses related to Borgata represent our share of the operating results of Borgata prior to its July 2003 opening. We expect preopening and start-up expenses for Project CityCenter and MGM Grand Macau to increase in 2006. In addition, we will incur preopening and start-up expenses related to the permanent facility at MGM Grand Detroit and the new Beatles-themed show by Cirque du Soleil at The Mirage.
     Restructuring costs (credit) consisted of the following:

	Year Ended December 31,
	2005	2004	2003
		(In thousands)
Contract termination costs	$—	$3,693	$4,049
Siegfried & Roy show closure – The Mirage	—	—	1,623
Other	(59)	1,932	925

	$(59)	$5,625	$6,597

     There were no material restructuring activities in 2005. At December 31, 2005, there were no material restructuring accruals. All material restructuring costs have been fully paid or otherwise resolved.
     In 2004, restructuring costs include $3 million for contract termination costs related to the Aqua restaurant at Bellagio and $2 million of workforce reduction costs at MGM Grand Detroit as a result of our efforts to minimize the impact of a gaming tax increase in Michigan.
     In 2003, restructuring costs included $2 million related to the closure of the Siegfried & Roy show, primarily for severance costs of employees involved in the show’s production. Also, we terminated a restaurant lease and closed two marketing offices, resulting in $4 million of contract termination charges. Other severance of $1 million in 2003 related primarily to restructuring of table games staffing at several resorts.
     Property transactions, net consisted of the following:

	Year Ended December 31,
	2005	2004	2003
		(In thousands)
Impairment of assets to be disposed of	$22,651	$473	$7,172
Write-off of abandoned capital projects	5,971	—	—
Demolition costs	5,362	7,057	6,614
Gain on sale of North Las Vegas land	—	—	(36,776)
Other net losses on asset sales or disposals	2,896	1,135	4,049

	$36,880	$8,665	$(18,941)

     In 2005, recognized impairments relate primarily to assets removed from service in connection with new capital projects at several resorts, including Bellagio, TI, The Mirage and Mandalay Bay. The amount of the impairments was based on the net book value of the disposed assets. Abandoned projects included individually insignificant projects at several resorts. Demolition costs related primarily to room remodel activity at MGM Grand Las Vegas and the new showroom at The Mirage.
     In 2004, there were no material unusual property transactions. In 2003, we sold 315 acres of land in North Las Vegas, Nevada near Shadow Creek for approximately $55 million, resulting in the $37 million gain reflected above. Also in 2003, we recorded write-downs and impairments of assets abandoned or replaced with new construction, primarily at MGM Grand Las Vegas in preparation for new restaurants and the KÀ theatre. Demolition costs in 2004 and 2003 related primarily to preparation for the Bellagio standard room remodel, Bellagio expansion and KÀ theatre at MGM Grand Las Vegas.
 Non-operating Results
     The following table summarizes information related to interest on our long-term debt:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Interest cost	$685,686	$401,391	$352,820
Less: Capitalized interest	(29,527)	(23,005)	(15,234)

Interest expense, net	$656,159	$378,386	$337,586

Cash paid for interest, net of amounts capitalized	$588,587	$321,008	$308,198
Weighted average total debt balance	$10.1 billion	$5.5 billion	$5.2 billion
Weighted average interest rate	6.8%	7.3%	6.7%
     Interest cost was higher in 2005 due to the funding of the cash consideration in the Mandalay acquisition through senior credit facility borrowings, and the assumption of debt in the Mandalay acquisition. While variable market interest rates continued to increase in 2005, our effective interest rate decreased due to a more normalized ratio of variable rate debt in 2005; our variable interest rate under our senior credit facility has been lower than the interest rates on our fixed-rate borrowings. Capitalized interest increased in 2005 as we began capitalizing interest on Project CityCenter and our investment in MGM Grand Paradise Limited. We expect capitalized interest to increase in 2006 as we will start capitalizing interest on a longer portion of the land related to Project City Center and as we spend more on the construction of Project CityCenter.
     Interest cost was higher in 2004 as we had a higher average borrowing rate due to increases in variable interest rates and the issuance of significant fixed rate debt in the second half of 2004 in anticipation of the Mandalay merger. Capitalized interest increased in 2004 due to the ongoing Bellagio expansion and KÀ theatre projects offset partially by the cessation of interest capitalization on our investment in Borgata in July 2003.
     Non-operating items from unconsolidated affiliates, primarily our share of interest expense at Borgata and Silver Legacy and state income taxes at Borgata, increased from $12 million in 2004 to $16 million in 2005. Borgata’s lower interest expense was largely offset by the addition of Silver Legacy’s interest expense, and the remaining decrease resulted from a reduction in state income taxes in the fourth quarter of 2004 at Borgata as a result of recording the benefit of certain investment tax credits. In 2004, non-operating items from unconsolidated affiliates was higher than 2003, $12 million versus $10 million, due to the full year of Borgata’s results, offset by the reduction to state income taxes in the fourth quarter of 2004 described above.
     The following table summarizes information related to our income taxes:

	Year Ended December 31,
	2005	2004	2003
		(In thousands)
Income from continuing operations before income tax	$678,900	$555,815	$343,660
Income tax provision	235,644	205,959	113,387
Effective income tax rate	34.7%	37.1%	33.0%
Cash paid for income taxes	$75,776	$128,393	$94,932
     The effective income tax rate in 2005 was lower than in 2004 due primarily to a tax benefit realized from the repatriation of foreign earnings from Australia as a result of the provisions of the American Jobs Creation Act of 2004 that provided for a special one-time deduction of 85 percent on certain repatriated earnings of foreign subsidiaries. Additionally, in 2004 the Company accrued additional state deferred taxes related to capital investments in New Jersey and incurred non-deductible costs related to a Michigan ballot initiative; neither of these items recurred in 2005.

     The effective income tax rate in 2004 was higher than in 2003 primarily due to the additional New Jersey taxes and non-deductible Michigan ballot initiative costs discussed above, as well as overseas development costs for which no tax benefit was provided and the reversal of a greater amount of tax reserves in 2003 compared to 2004 as a result of completion of audits and the expiration of statutes of limitations.
     In 2005, taxes paid decreased from 2004, in part due to increased tax benefits from stock option exercises and one-time benefit plan deductions, partially offset by decreased accelerated tax depreciation deductions and increased pre-tax income. In addition, a federal tax overpayment from 2004 was applied to 2005, reducing the 2005 tax payments. In 2004, taxes paid increased from 2003, primarily due to increased pre-tax income and the full utilization of tax credit carryforwards in 2003. We expect cash paid for income taxes to increase significantly in 2006 due to the required payment of taxes on the gain on Mandalay’s sale of MotorCity Casino, required tax payments on the income associated with Towers 1 and 2 of The Signature at MGM Grand, and continued increases in income resulting from the Mandalay merger and continued improvements in operating results.
Liquidity and Capital Resources
  Cash Flows – Summary
     Our cash flows consisted of the following:

	Year Ended December 31,
	2005	2004	2003
		(In thousands)
Net cash provided by operations	$1,182,796	$829,247	$740,812

Investing cash flows:
Acquisition of Mandalay Resort Group, net	(4,420,990)	—	—
Capital expenditures	(759,949)	(702,862)	(550,232)
Proceeds from the sale of subsidiaries, net	—	345,730	—
Investments in unconsolidated affiliates	(183,000)	(11,602)	(41,350)
Other	61,122	20,981	35,894

Net cash used in investing activities	(5,302,817)	(347,753)	(555,688)

Financing cash flows:
Net borrowing (repayment) under bank credit facilities	4,725,000	(1,574,489)	(285,087)
Issuance of long-term debt	880,156	1,528,957	600,000
Repayment of long-term debt	(1,408,992)	(52,149)	(28,011)
Issuance of common stock	145,761	135,910	36,254
Purchase of treasury stock	(217,316)	(348,895)	(442,864)
Other	(61,783)	(15,306)	(45,527)

Net cash provided by (used in) financing activities	4,062,826	(325,972)	(165,235)

Net increase (decrease) in cash and cash equivalents	$(57,195)	$155,522	$19,889

  Cash Flows – Operating Activities
     Trends in our operating cash flows tend to follow trends in our operating income, excluding non-cash charges, since our business is primarily cash-based. Cash flow from operations has increased in each of the last two years due to higher operating income offset by higher combined interest and tax payments.
     At December 31, 2005 and 2004, we held cash and cash equivalents of $378 million and $435 million, respectively. We require a certain amount of cash on hand to operate our resorts. Beyond our cash on hand, we utilize a company-wide cash management system to minimize the amount of cash held in banks. Funds are swept from accounts at our resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay borrowings under our bank credit facilities. Included in cash and cash equivalents at December 31, 2004 was $141 million received from the sale of MGM Grand Australia and still held in Australia. These funds, net of amounts paid for Australia taxes on the sale, were repatriated to the United States in 2005 and used to fund capital expenditures during the year.

  Cash Flows – Investing Activities
     The acquisition of Mandalay closed on April 25, 2005, at a cost of $4.4 billion, net of cash acquired, plus the assumption of $2.9 billion of Mandalay debt.
     Capital expenditures in 2005 included maintenance capital spending at our resorts — such as room remodel activity at MGM Grand Las Vegas, including the completion of the Skylofts and West Wing room enhancements — and spending on the following key expansion and development projects:
•	Project CityCenter;

•	The permanent casino at MGM Grand Detroit, including costs of purchasing land;

•	The new theatre at The Mirage for the Beatles-themed show by Cirque du Soleil, along with new restaurants and other amenities at this resort;

•	Rebuilding costs at Beau Rivage.
     Capital expenditures in 2004 consisted of large capital projects, such as the Bellagio expansion and the KÀ theatre at MGM Grand Las Vegas, and maintenance capital activities, such as room remodel projects at New York – New York and MGM Grand Las Vegas and new restaurant and entertainment amenities at several resorts. Capital expenditures in 2003 included major projects at our existing resorts, including projects described above which began in 2003, the Zumanity theatre at New York-New York, the Bellagio room remodel and slot technology improvements.
     The sale of the Golden Nugget Subsidiaries closed in January 2004 with net proceeds to the Company of $210 million. The sale of MGM Grand Australia closed in July 2004 with net proceeds to the Company of $136 million.
     Investments in unconsolidated affiliates in 2005 consists primarily of our required contributions to MGM Grand Paradise Limited, which is developing MGM Grand Macau. In 2004, such investments related primarily to The Signature at MGM Grand, and in 2003 such investments related primarily to Borgata.
  Cash Flows – Financing Activities
     Our primary financing activities in 2005 related to the Mandalay acquisition. The cash purchase price of Mandalay, $4.4 billion, was funded from borrowings under our senior credit facility. We also issued $875 million of fixed rate debt in various issuances:
•	In June 2005, we issued $500 million of 6.625% senior notes due 2015;

•	In September 2005, we issued $375 million of 6.625% senior notes due 2015.
     In the first quarter of 2005, we repaid at their scheduled maturity two issues of senior notes due in 2005, $176.4 million of 6.625% senior notes and $300 million of 6.95% senior notes, and redeemed one issue of senior notes due in 2008, $200 million of 6.875% senior notes. The redemption of the 2008 senior notes resulted in a loss on early retirement of debt of $20 million, which is classified as “Other, net” in the accompanying consolidated statements of income. With the redemption of the 2008 senior notes and the repayment of the 6.95% senior notes, the Company’s senior credit facility and senior notes are now unsecured.
     In addition, in the second quarter of 2005 we initiated a tender offer for several issuances of Mandalay’s senior notes and senior subordinated notes totaling $1.5 billion. Holders of $155 million of Mandalay’s senior notes and senior subordinated notes redeemed their holdings. Holders of Mandalay’s floating rate convertible senior debentures with a principal amount of $394 million had the right to redeem the debentures for $566 million through June 30, 2005. $388 million of principal of the convertible debentures were tendered for redemption and redeemed for $558 million. Since the Mandalay acquisition we have reduced net debt by $419 million.
     In 2004, we issued $1.5 billion of fixed rate debt in various issuances:
•	In February and March 2004, we issued $525 million of 5.875% senior notes due 2014;
•	In August 2004, we issued $550 million of 6.75% senior notes due 2012;
•	In September 2004, we issued $450 million of 6% senior notes due 2009 at a premium to yield 5.65%.

     In 2004, we repaid a net $1.6 billion on our bank credit facilities and repurchased $49 million of our existing senior notes for $52 million, resulting in a loss on early retirement of debt of $6 million, including the write-off of unamortized original issue discount, which is classified as “Other, net” in the accompanying consolidated statements of income.
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
     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. Our share repurchase activity was as follows:

	Year Ended December 31,
	2005	2004	2003
		(In thousands)
August 2001 authorization (2.8 million shares purchased)	$—	$—	$36,034
February 2003 authorization (20 million shares purchased)	—	—	335,911
November 2003 authorization (16 million and 4 million shares purchased)	—	348,895	70,919
July 2004 authorization (5.5 million shares purchased)	217,316	—	—

	$217,316	$348,895	$442,864

Average price of shares repurchased	$39.51	$21.80	$16.59
     At December 31, 2005, we had 14.5 million shares available for repurchase under a July 2004 authorization. We received $146 million, $136 million and $36 million in proceeds from the exercise of employee stock options in the years ended December 31, 2005, 2004 and 2003, respectively.
  Principal Debt Arrangements
     Our long-term debt consists of publicly held senior and subordinated notes and our senior credit facility. We pay fixed rates of interest ranging from 5.875% to 10.25% on the senior and subordinated notes. We pay variable interest based on LIBOR on our senior credit facility. Our current senior credit facility is a $7.0 billion, five-year credit facility with a syndicate of banks led by Bank of America, N.A., and consists of a $5.5 billion revolving credit facility and a $1.5 billion term loan facility. As of December 31, 2005, we had approximately $2.2 billion of available liquidity under our senior credit facility.
  Other Factors Affecting Liquidity
     Distributions from The Signature at MGM Grand. As discussed earlier, Towers 1 and 2 of The Signature at MGM Grand are expected to be completed in the second and fourth quarters of 2006, respectively. We expect to receive distributions totaling at least $100 million upon completion of these towers.
     Long-term Debt Payable in 2006. We repaid $200 million of long-term debt at maturity in February 2006 with available borrowings under our senior credit facility. Another $245 million of long-term debt matures later in 2006.
     Project CityCenter. In November 2004 we announced a plan to develop a multi-billion dollar urban metropolis, Project CityCenter, on 66 acres of land on the Las Vegas Strip, between Bellagio and Monte Carlo. Project CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 470,000 square feet of retail shops, dining and entertainment venues; and approximately 2.3 million square feet of residential space in over 2,900 luxury condominium and condominium-hotel units in multiple towers.
     As currently contemplated, we believe Project CityCenter will cost approximately $7 billion, excluding preopening and land costs. After estimated proceeds of $2.5 billion from the sale of residential units, we believe the net project cost will be approximately $4.5 billion. We expect to complete the design work for Project CityCenter in mid-2006 and expect the project to open in 2009. The design, budget and schedule of Project CityCenter are still preliminary, and the ultimate timing, cost and scope of Project CityCenter are subject to risks attendant to large-scale projects.

     Detroit Permanent Casino. MGM Grand Detroit, LLC has operated an interim casino facility in downtown Detroit since July 1999. In August 2002 the Detroit City Council approved revised development agreements with our subsidiary and two other developers. The revised development agreement released us and the City from certain of the obligations under the original agreement and significantly changed other provisions of the original agreement.
     In April 2005, the 6th Circuit Court of Appeals lifted its injunction prohibiting commencement of construction of the permanent hotel and casino complexes. We have obtained land and began construction on our permanent facility, which will be located near the site of our interim facility. The permanent facility is expected to open in late 2007 at a cost of $765 million, including land and preopening costs, and will feature a 400-room hotel, 100,000-square foot casino, numerous restaurant and entertainment amenities, and spa and convention facilities. The complete design, timing and cost of the permanent facility are at a preliminary stage, and are subject to risks attendant to large-scale projects.
     MGM Grand Macau. We own 50% of MGM Grand Paradise Limited, an entity which is developing, and will operate, MGM Grand Macau, a hotel-casino resort in Macau S.A.R. Pansy Ho Chiu-king owns the other 50% of MGM Grand Paradise Limited. MGM Grand Macau will be located on a prime waterfront site and will feature at least 345 table games and 1,035 slots with room for significant expansion. Other features will include a 600-room hotel, a luxurious spa, convertible convention space, a variety of dining destinations, and other attractions. Construction of MGM Grand Macau, which is estimated to cost $1.1 billion including license and land rights and preopening costs, began in the second quarter of 2005 and the resort is anticipated to open in late 2007. The complete design, timing, cost and scope of the project are at a preliminary stage and are subject to the risks attendant to large-scale projects. We have invested $180 million in the venture, and are committed to loaning the venture up to $100 million. The venture has obtained commitments from lenders for a credit facility sufficient, along with equity contributions and shareholder loans, to fund the construction of MGM Grand Macau.
     Beau Rivage Rebuilding. We have already begun the process of rebuilding Beau Rivage. Damage was extensive on the main levels of the resort, largely destroying the casino floor and gaming equipment, the resort’s restaurants, the retail area and a portion of the parking garage. There was also damage, though to a lesser extent, in the hotel tower. We expect to reopen the resort in stages beginning in the third quarter of 2006. When fully reopened, Beau Rivage will include 1,740 guestrooms, over 2,000 slot machines and 90 table games, new and restored restaurants, a state-of-the-art convention center, and pool and spa amenities.
     We believe that a large portion of the costs to rebuild Beau Rivage will be covered under our insurance policies. However, we cannot determine the exact amount of reimbursement until we submit our claims and receive notice of approval from our insurers. It is also uncertain as to the timing of such reimbursements, and we have been funding the rebuilding costs in advance of receiving reimbursements from our insurers.
     New York Racing Association. We have entered into a definitive agreement with the New York Racing Association (“NYRA”) to manage video lottery terminals (“VLTs”) at NYRA’s Aqueduct horseracing facility in metropolitan New York. We will assist in the development of the approximately $170 million facility, including providing project financing, and will manage the facility for a term of five years (extended automatically if the financing provided by us is not fully repaid) for a fee. Recent legislative changes will allow us to operate the VLTs past the expiration date of the current NYRA franchise agreement.
  Off Balance Sheet Arrangements
     Our off balance sheet arrangements consist primarily of investments in unconsolidated affiliates, which currently consist primarily of our investments in Borgata, Grand Victoria, Silver Legacy, MGM Grand Macau and The Signature at MGM Grand. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than straightforward interest rate swaps. Our joint venture and unconsolidated affiliate investments allow us to realize the benefits of owning a full-scale resort in a manner that minimizes our initial investment. We provided a guaranty for up to 50% of the interest and principal payment obligations on the construction financing for the first two towers of The Signature at MGM Grand. Otherwise, we have not guaranteed financing obtained by our investees, nor are there any other provisions of the venture agreements which are unusual or subject us to risks to which we would not be subjected if we had full ownership of the resort.
     At December 31, 2005, we had outstanding letters of credit totaling $53 million, of which $50 million support bonds issued by the Economic Development Corporation of the City of Detroit. These bonds are recorded as a liability in our consolidated balance sheets. This obligation was undertaken to secure our right to develop a permanent casino in Detroit.

  Commitments and Contractual Obligations
     The following table summarizes our scheduled contractual commitments as of December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter
	(In millions)
Long-term debt	$445	$1,402	$377	$1,276	$5,898	$2,893
Estimated interest payments on long-term debt (1)	853	769	688	659	559	811
Capital leases	2	1	1	—	—	—
Operating leases	13	11	9	9	8	338
Long-term liabilities (2)	61	9	9	58	8	5
Other purchase obligations:
Construction commitments (3)	432	146	54	28	4	—
Employment agreements	125	62	27	12	—	—
Entertainment agreements (4)	124	5	—	—	—	—
Other (5)	101	44	4	3	1	1

	$2,156	$2,449	$1,169	$2,045	$6,478	$4,048

(1)	Estimated interest payments on long-term debt are based on principal amounts outstanding at December 31, 2005 and forecasted LIBOR rates for our bank credit facility.

(2)	Includes our obligation to support $50 million of bonds issued by the Economic Development Corporation of the City of Detroit as part of our development agreement with the City. The bonds mature in 2009. Also includes the estimated payments of obligations under our deferred compensation and supplemental executive retirement plans, based on balances as of December 31, 2005 and assumptions of retirement based on plan provisions.

(3)	Included in construction commitments is $413 million related to Project CityCenter, consisting primarily of commitments related to design work and the Bellagio employee parking garage. While we have entered into a contract with a general contractor for the construction of most of Project CityCenter, we are not committed to any component of the project until we request and approve a guaranteed maximum price (“GMP”) for the component with the general contractor. We expect to approve GMPs for most or all of the components of Project CityCenter in 2006.

(4)	Our largest entertainment commitments consist of minimum contractual payments to Cirque du Soleil, which performs shows at several of our resorts. We are generally contractually committed for a period of 12 months based on our ability to exercise certain termination rights; however, we expect these shows to continue for longer periods.

(5)	The amount for 2006 includes approximately $61 million of open purchase orders. Other commitments are for various contracts, including corporate aircraft purchases, maintenance and other service agreements and advertising commitments.
  Summary of Expected Sources and Uses of Funds
     In addition to the contractual obligations disclosed above, other significant operating uses of cash in 2006 include tax payments. Other significant investing uses of cash flow in 2006 include uncommitted capital expenditures, expected to be approximately $850 million, excluding capitalized interest and spending at Beau Rivage.
     We plan to fund our contractual obligations and other estimated spending through a combination of operating cash flow, distributions from The Signature at MGM Grand, available borrowings under our senior credit facility and potential issuances of fixed rate long-term debt. We generated almost $1.2 billion in operating cash flow in 2005, which included deductions for interest payments, tax payments and certain contractually committed payments reflected in the above table, including operating leases, employment agreements and entertainment agreements. We expect to generate a higher level of operating cash flow in 2006 due primarily to the continued impact of the Mandalay acquisition, as well as expected increases in operating income at other resorts.
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

Allowance for Doubtful Casino Accounts Receivable
     Marker play represents a significant portion of the table games volume at Bellagio, MGM Grand Las Vegas, Mandalay Bay and The Mirage. Our other facilities do not emphasize marker play to the same extent, although we offer markers to customers at those casinos as well.
     We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. At December 31, 2005 and 2004, approximately 44% and 54%, respectively, of our casino accounts receivable was owed by customers from the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. At December 31, 2005 and 2004, approximately 42% and 25%, respectively, of our casino accounts receivable was owed by customers from the Far East.
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
     The following table shows key statistics related to our casino receivables:

	At December 31,
	2005	2004	2003
		(In thousands)
Casino accounts receivable	$221,873	$174,713	$159,569
Allowance for doubtful casino accounts receivable	68,768	57,111	75,265
Allowance as a percentage of casino accounts receivable	31%	33%	47%
Median age of casino accounts receivable	39 days	33 days	43 days
Percentage of casino accounts outstanding over 180 days	19%	15%	23%
     The allowance for doubtful accounts as a percentage of casino accounts receivable has decreased in the last two years, particularly in 2004, as a result of improved collections leading to improved credit statistics. Our reserve percentages for 2004 and 2005 are consistent with the percentage before the September 11, 2001 attacks, and are representative of a more normalized collection experience and positive global economic conditions relative to the conditions in 2001 and 2002.
     At December 31, 2005, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change net income by $1.5 million, or less than $0.01 per share.
  Fixed asset capitalization and depreciation policies
     Property and equipment are stated at cost. For the majority of our property and equipment, cost has been determined based on estimated fair values in connection with the Mandalay acquisition and the May 2000 Mirage Resorts acquisition. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. We account for construction projects in accordance with Statement of Financial Accounting Standards No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” When we construct assets, we capitalize direct costs of the project, including fees paid to architects and contractors, property taxes, and certain costs of our design and construction subsidiaries.

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
     Whether we capitalize interest on a project depends in part on management’s actions. In November 2004, we announced the development of Project CityCenter in Las Vegas. In connection with this announcement and the start of design activities, we began capitalizing interest associated with this project, including capitalizing interest on land costs for the portion of the Project CityCenter site not currently being utilized in operations. Interest capitalized on this project for the years ended December 31, 2004 and 2005 was $2 million and $12 million, respectively.
  Impairment of Long-lived Assets
     We evaluate our property and equipment and other long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be disposed of or assets to be held and used, are recorded as operating expenses.
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
     See “Results of Operations” for discussion of write-downs and impairments recorded in 2003, 2004 and 2005. In June 2003, we entered into an agreement to sell the Golden Nugget Subsidiaries. The fair value less costs to sell exceeds the carrying value, therefore no impairment was indicated. In February 2004, we entered into an agreement to sell MGM Grand Australia. The fair value less costs to sell exceeds the carrying value, therefore no impairment was indicated. Other than the above items, we are not aware of events or circumstances that would cause us to review any material long-lived assets for impairment.
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

     As reflected in Note 11 to the accompanying consolidated financial statements, at December 31, 2005, we had $126 million of deferred tax assets and $3.4 billion of deferred tax liabilities. Except for certain New Jersey state net operating losses, certain other New Jersey state deferred tax assets and certain foreign deferred tax assets, we believe that it is more likely than not that our deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income. The valuation allowance at December 31, 2005 related to the New Jersey and foreign deferred tax assets were $6 million and $2 million, respectively.
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
     During 2003, we filed amended returns for tax years subsequent to 1996 to reflect the impact of the IRS audits of the 1993 through 1996 tax years on those subsequent years. In the fourth quarter of 2003, the statutes of limitations expired for the 1997 through 1999 tax years, resulting in a reduction of our tax reserves of $13 million and a corresponding reduction in our provision for income taxes. In the third quarter of 2004, the statute of limitations expired for our 2000 tax return, resulting in a reduction of our tax reserves of $6 million and a corresponding reduction in our provision for income taxes. The IRS is currently auditing our 2001 and 2002 tax returns, and the tax returns for years after 2002 are subject to possible future examination.
     We classify reserves for tax uncertainties within “Other accrued liabilities” in the accompanying consolidated balance sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts may relate to the deductibility of an item, as well as potential interest associated with those items.
     A portion of our tax reserves was assumed in the Mirage Resorts and Mandalay acquisitions. The IRS audit of the tax returns of Mirage Resorts through the merger date was settled in August 2003, resulting in a payment to the IRS of $45 million, including interest. These matters had been previously reserved for, so the settlement had no impact on our goodwill balances. Any future adjustments to the acquired Mirage Resorts and Mandalay tax reserves will be recorded as an adjustment to goodwill.
     Business Combinations
     We account for business combinations in accordance with Statement of Financial Accounting Standards No, 141, “Accounting for Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Accounting tor Goodwill and Other Intangible Assets” (“SFAS 142”), and related interpretations. SFAS 141 requires that we record the net assets of acquired businesses at fair value, and we must make estimates and assumptions to determine the fair value of these acquired assets and assumed liabilities.
     In determining the fair value of acquired assets and assumed liabilities in the Mandalay acquisition, we hired third-party valuation specialists to assist us with certain fair value estimates, primarily related to land, property and equipment and intangible assets. We and the third-party specialist applied significant judgment and utilized a variety of assumptions in determining the fair value of acquired assets and assumed liabilities, including market data, estimated future cash flows, growth rates, current replacement cost for similar capacity for certain fixed assets, market rate assumptions for contractual obligations and settlement plans for contingencies and liabilities.

     The Mandalay purchase price allocation is preliminary and may be adjusted up to one year after the acquisition. In particular, the Company is still evaluating certain customer relationship intangible assets related to individual and group hotel reservations as well as gaming loyalty program members. Changes to the assumptions we used to estimate fair value could impact the recorded amounts for acquired assets and assumed liabilities and significant changes to these balances could have a material impact to our future reported results. For instance, lower or higher fair values assigned to property, plant, and equipment and certain amortizable intangible assets could result in lower or higher amounts of depreciation and amortization recorded.
Recently Issued Accounting Standards
  Stock-based Compensation
     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Under the original standard, SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), companies had the option of recording stock options issued to employees at fair value or intrinsic value, which generally leads to no expense being recorded. Most companies, including us, opted to use this intrinsic value method and make required disclosures of fair value expense. SFAS 123(R) eliminates this intrinsic value alternative. SFAS 123(R) was effective for us on January 1, 2006, and all future share-based payments must be recorded at fair value. The following are the key impacts and decisions regarding implementation of SFAS 123(R).
     Valuation model. Under SFAS 123, stock options were generally valued using the Black-Scholes model. SFAS 123(R) does not specify which model must be used, but requires that certain assumptions be included in the chosen model, which may be a closed form model, such as the Black-Scholes model, or a binomial model. We have chosen to continue applying the Black-Scholes model.
     Vesting patterns. Under SFAS 123(R), awards with graded vesting, as all of our awards have, may be expensed in one of two time patterns: 1) On a straight-line basis over the complete vesting period, as though the entire award was one grant; or 2) On an accelerated basis, treating each vesting layer as a separate grant and amortizing each layer on a straight-line basis. For disclosure purposes under SFAS 123, we used the accelerated basis. We will use the straight-line method for future grants under SFAS 123(R). As discussed below under transition methods, such policy will only apply to future grants. Expense recognized under SFAS 123(R) for previously granted options will continue to be recorded on the accelerated basis.
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
     Transition. There are two allowable transition alternatives – the modified-prospective transition or the modified-retrospective transition. We will apply the modified-prospective transition. Under the modified-prospective transition, we will begin applying the valuation and other criteria to stock options granted beginning January 1, 2006. We will begin recognizing expense for the unvested portion of previously issued grants at the same time, based on the valuation and attribution methods originally used to calculate the disclosures.
     The impact of adopting SFAS 123(R) on our operating results will depend in part on the amount of stock options or other share-based payments we grant in the future. The following table shows compensation expense, net of tax, related to options granted through December 31, 2005, based on the options’ vesting schedules:

(In thousands)
2003 (Actual, included in our pro forma disclosures)	$43,310
2004 (Actual, included in our pro forma disclosures)	22,963
2005 (Actual, included in our pro forma disclosures)	47,934
2006 (Estimated, to be recorded as expense)	45,595
     We do not believe the adoption of SFAS 123(R) will have a material impact on our cash flows or financial position.
  Rental costs incurred during a construction period
     In October 2005, the Financial Accounting Standards Board issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 requires that rental costs associated with ground or building operating leases incurred during a construction period be expensed. Prevalent practice in real estate and hospitality industries had been to capitalize such rental costs during a construction period as a project cost.

     FSP FAS 13-1 is effective for fiscal years beginning after December 15, 2005, with early adoption permitted. We will adopt FSP FAS 13-1 in the first quarter of 2006. We do not believe that the adoption of FSP FAS 13-1 will have a material impact on our cash flows or financial position. We have historically not had significant leases during construction. We will have some minor leases in connection with Project CityCenter, and MGM Grand Paradise Limited will have a land lease for the project site in Macau.
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
     As of December 31, 2005, long-term fixed rate borrowings represented approximately 61% of our total borrowings. Based on December 31, 2005 debt levels, an assumed 100 basis-point change in LIBOR would cause our annual interest cost to change by approximately $48 million.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We incorporate by reference the information appearing under “Market Risk” in Item 7 of this Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our Consolidated Financial Statements and Notes to Consolidated Financial Statements, including the Independent Registered Public Accounting Firm’s Report thereon, referred to in Item 15(a)(1) of this Form 10-K, are included at pages 49 to 75 of this Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2005. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.
Management’s Annual Report on Internal Control Over Financial Reporting
     Management’s Annual Report on Internal Control Over Financial Reporting, referred to in Item 15(a)(1) of this Form 10-K, is included at page 47 of this Form 10-K.
Attestation Report of the Independent Registered Public Accounting Firm
     The Independent Registered Public Accounting Firm’s Attestation Report on management’s assessment of our internal control over financial reporting referred to in Item 15(a)(1) of this Form 10-K, is included at page 48 of this Form 10-K.
Changes in Internal Control over Financial Reporting
     During the quarter ended December 31, 2005, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     We incorporate by reference the information appearing under “Executive Officers of the Registrant” in Item 1 of this Form 10-K and under “Election of Directors” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 3, 2006 (the “Proxy Statement”). We have adopted a code of conduct which is posted on our website, along with any amendments or waivers to the Code.
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
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1). Financial Statements.

Included in Part II of this Report:
Management’s Annual Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Balance Sheets — December 31, 2005 and 2004
Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

(a)(2). Financial Statement Schedule.

Included in Part IV of this Report:
Years Ended December 31, 2005, 2004 and 2003
Schedule II — Valuation and Qualifying Accounts
     We have omitted schedules other than the one listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(a)(3). Exhibits.

Exhibit
Number		Description
2	(1)	Agreement and Plan of Merger, dated as of June 15, 2004, among MGM MIRAGE, Mandalay Resort Group and MGM MIRAGE Acquisition Co. #61, a wholly owned subsidiary of MGM MIRAGE (incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K dated June 17, 2004).

3	(1)	Certificate of Incorporation of the Company, as amended through 1997 (incorporated by reference to Exhibit 3(1) to Registration Statement No. 33-3305 and to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3	(2)	Certificate of Amendment to Certificate of Incorporation of the Company, dated January 7, 2000, relating to an increase in the authorized shares of common stock (incorporated by reference to Exhibit 3(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the “1999 10-K”)).

3	(3)	Certificate of Amendment to Certificate of Incorporation of the Company, dated January 7, 2000, relating to a 2-for-1 stock split (incorporated by reference to Exhibit 3(3) to the 1999 10-K).

3	(4)	Certificate of Amendment to Certificate of Incorporation of the Company, dated August 1, 2000 (incorporated by reference to Exhibit 3(i).4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 (the “September 2000 10-Q”)).

3	(5)	Certificate of Amendment to Certificate of Incorporation of the Company, dated June 3, 2003, relating to compliance with provisions of the New Jersey Casino Control Act relating to holders of Company securities (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (the “June 2003 10-Q”)).

3	(6)	Certificate of Amendment to Certificate of Incorporation of the Company, dated May 3, 2005 (incorporated by reference to Exhibit 3.10 to Amendment No. 1 to the Company’s Form 8-A filed with the Commission on May 11, 2005).

3	(7)	Amended and Restated Bylaws of the Company, effective May 11, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 (the “June 2004 10-Q”).

4	(1)	Indenture by and between Mandalay and First Interstate Bank of Nevada, N.A., as Trustee with respect to Mandalay’s 7.625% Senior Subordinated Debentures due 2013 (incorporated by reference to Exhibit 4(a) to Mandalay’s Current Report on Form 8-K dated July 21, 1993).

4	(2)	Indenture, dated February 1, 1996, by and between Mandalay and First Interstate Bank of Nevada, N.A., as Trustee (incorporated by reference to Exhibit 4(b) to Mandalay’s Current Report on Form 8-K dated January 29, 1996 (the “Mandalay January 1996 8-K”)).

4	(3)	Supplemental Indenture, dated February 1, 1996, by and between Mandalay and First Interstate Bank of Nevada, N.A., as Trustee, with respect to Mandalay’s 6.45% Senior Notes due February 1, 2006 (incorporated by reference to Exhibit 4(c) to the Mandalay January 1996 8-K).

4	(4)	6.45% Senior Notes due February 1, 2006 in the principal amount of $200,000,000 (incorporated by reference to Exhibit 4(d) to the Mandalay January 1996 8-K).

Exhibit
Number	Description
4 (5)	Indenture, dated as October 15, 1996, between MRI and Firstar Bank of Minnesota, N.A., as trustee (the “MRI 1996 Indenture”) (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Mirage Resorts Incorporated (“MRI”) (Commission File No. 01-6697) for the fiscal quarter ended September 30, 1996 (the “MRI September 1996 10-Q”)).

4 (6)	Supplemental Indenture, dated as October 15, 1996, to the MRI 1996 Indenture (incorporated by reference to Exhibit 4.2 to the MRI September 1996 10-Q).

4 (7)	Supplemental Indenture, dated as of November 15, 1996, to an indenture dated February 1, 1996, by and between Mandalay and Wells Fargo Bank (Colorado), N.A., as Trustee, with respect to Mandalay’s 6.70% Senior Notes due November 15, 2096 (incorporated by reference to Exhibit 4(c) to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996 (the “Mandalay October 1996 10-Q”)).

4 (8)	6.70% Senior Notes due February 15, 2096 in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4(d) to the Mandalay October 1996 10-Q).

4 (9)	Indenture, dated November 15, 1996, by and between Mandalay and Wells Fargo Bank (Colorado), N.A., as Trustee (incorporated by reference to Exhibit 4(e) to the Mandalay October 1996 10-Q).

4 (10)	Supplemental Indenture, dated as of November 15, 1996, to an indenture dated November 15, 1996, by and between Mandalay and Wells Fargo Bank (Colorado), N.A., as Trustee, with respect to Mandalay’s 7.0% Senior Notes due November 15, 2036 (incorporated by reference to the Mandalay October 1996 10-Q).

4 (11)	7.0% Senior Notes due February 15, 2036, in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4(g) to the Mandalay October 1996 10-q).

4 (12)	Indenture, dated as of August 1, 1997, between MRI and First Security Bank, National Association, as trustee (the “MRI 1997 Indenture”) (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of MRI for the fiscal quarter ended June 30, 1997 (the “MRI June 1997 10-Q”)).

4 (13)	Supplemental Indenture, dated as of August 1, 1997, to the MRI 1997 Indenture (incorporated by reference to Exhibit 4.2 to the MRI June 1997 10-Q).

4 (14)	Indenture, dated as of February 4, 1998, between MRI and PNC Bank, National Association, as trustee (the “MRI 1998 Indenture”) (incorporated by reference to Exhibit 4(e) to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1997 (the “MRI 1997 10-K”)).

4 (15)	Supplemental Indenture, dated as of February 4, 1998, to the MRI 1998 Indenture (incorporated by reference to Exhibit 4(f) to the MRI 1997 10-K).

4 (16)	Indenture, dated as of May 31, 2000, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated May 22, 2000 (the “May 2000 8-K”)).

4 (17)	Indenture dated as of July 24, 2000 by and between Mandalay and The Bank of New York with respect to $500 million aggregate principal amount of 10.25% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 to Mandalay’s Form S-4 Registration Statement No. 333-44216).

4 (18)	Indenture dated as of August 16, 2000 by and between Mandalay and The Bank of New York, with respect to $200 million aggregate principal amount of 9.5% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to Mandalay’s Form S-4 Registration Statement No. 333-44838).

Exhibit
Number	Description
4(19)	Indenture, dated as of September 15, 2000, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4 to the Company’s Amended Current Report on Form 8-K/A dated September 12, 2000).

4(20)	First Supplemental Indenture, dated as of September 15, 2000, among the Company, Bellagio Merger Sub, LLC and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4(11) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 10-K”)).

4(21)	First Supplemental Indenture, dated as of September 30, 2000, among the Company, Bellagio Merger Sub, LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(12) to the 2000 10-K).

4(22)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1996 Indenture (incorporated by reference to Exhibit 4(13) to the 2000 10-K).

4(23)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1997 Indenture (incorporated by reference to Exhibit 4(14) to the 2000 10-K).

4(24)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1998 Indenture (incorporated by reference to Exhibit 4(15) to the 2000 10-K).

4(25)	Second Supplemental Indenture, dated as of December 31, 2000, among the Company, MGM Grand Hotel & Casino Merger Sub, LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(16) to the 2000 10-K).

4(26)	Second Supplemental Indenture, dated as of December 31, 2000, among the Company, MGM Grand Hotel & Casino Merger Sub, LLC and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4(17) to the 2000 10-K).

4(27)	Indenture, dated as of January 23, 2001, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated January 18, 2001).

4(28)	Indenture dated as of December 20, 2001 by and among Mandalay and The Bank of New York, with respect to $300 million aggregate principal amount of 9.375% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.1 to Mandalay’s Form S-4 Registration Statement No. 333-82936).

4(29)	Indenture dated as of March 21, 2003 by and among Mandalay and The Bank of New York with respect to $400 million aggregate principal amount of Floating Rate Convertible Senior Debentures due 2033 (incorporated by reference to Exhibit 4.44 to Mandalay’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003).

4(30)	First Supplemental Indenture dated as of July 26, 2004, relating to Mandalay’s Floating Rate Senior Convertible Debentures due 2033 (incorporated by reference to Exhibit 4 to Mandalay’s Current Report on Form 8-K dated July 26, 2004).

4(31)	Indenture, dated as of July 31, 2003, by and between Mandalay and The Bank of New York with respect to $250 million aggregate principal amount of 6.5% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003).

4(32)	Indenture, dated as of September 17, 2003, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 11, 2003).

Exhibit
Number		Description
4 (33)		Indenture, dated as of November 25, 2003, by and between Mandalay and The Bank of New York with respect to $250 million aggregate principal amount of 6.375% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003).

4 (34)		Indenture dated as of February 27, 2004, among the Company, as issuer, the Subsidiary Guarantors, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated February 27, 2004).

4 (35)		Indenture dated as of August 25, 2004, among the Company, as issuer, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 25, 2004).

4 (36)		Indenture, dated June 20, 2005, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 20, 2005).

4 (37)		Supplemental Indenture, dated September 9, 2005, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 9, 2005).

10.1	(1)	Guarantee, dated as of May 31, 2000, by certain subsidiaries of the Company, in favor of The Chase Manhattan Bank, as successor in interest to PNC Bank, National Association, as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.4 to the May 2000 8-K).

10.1	(2)	Schedule setting forth material details of the Guarantee, dated as of May 31, 2000, by certain subsidiaries of the Company, in favor of U.S. Trust Company, National Association (formerly known as U.S. Trust Company of California, N.A.), as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.5 to the May 2000 8-K).

10.1	(3)	Guarantee (Mirage Resorts, Incorporated 7.25% Senior Notes Due October 15, 2006), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of Firstar Bank of Minnesota, N.A., as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.6 to the May 2000 8-K).

10.1	(4)	Schedule setting forth material details of the Guarantee (Mirage Resorts, Incorporated 6.75% Notes Due February 1, 2008), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of The Chase Manhattan Bank, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.7 to the May 2000 8-K).

10.1	(5)	Schedule setting forth material details of the Guarantee (Mirage Resorts, Incorporated 6.75% Notes Due August 1, 2007 and 7.25% Debentures Due August 1, 2017), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of First Security Bank, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.8 to the May 2000 8-K).

10.1	(6)	Instrument of Joinder, dated as of May 31, 2000, by MRI and certain of its wholly owned subsidiaries, in favor of the beneficiaries of the Guarantees referred to therein (incorporated by reference to Exhibit 10.9 to the May 2000 8-K).

10.1	(7)	Guarantee (MGM MIRAGE 9.75% Senior Subordinated Notes due 2007) dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York N.A., as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005 (the “September 2005 10-Q”)).

Exhibit
Number		Description
10.1	(8)	Guarantee (MGM MIRAGE 8.5% Senior Notes due 2010), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York N.A., as successor to U.S. Trust Company, National Association, for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.7 to the September 2005 10-Q).

10.1	(9)	Guarantee (Mirage Resorts, Incorporated 7.25% Senior Notes due 2006), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.8 to the September 2005 10-Q).

10.1	(10)	Guarantee (Mandalay Resort Group 7.625% Senior Subordinated Notes due 2013), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.9 to the September 2005 10-Q).

10.1	(11)	Guarantee (Mandalay Resort Group 6.45% Senior Notes due 2006), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of Wells Fargo Bank (Colorado), N.A., as successor in interest to First Interstate Bank of Nevada, N.A., as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.10 to the September 2005 10-Q).

10.1	(12)	Guarantee (MGM MIRAGE 8.375% Senior Subordinated Notes due 2011), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York N.A., successor to the United States Trust Company of New York, as trustee for the benefit of holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.11 to the September 2005 10-Q).

10.1	(13)	Guarantee (MGM MIRAGE 6.0% Senior Notes due 2009), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.12 to the September 2005 10-Q).

10.1	(14)	Guarantee (MGM MIRAGE 6.0% Senior Notes due 2009 (Exchange Notes)), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.13 to the September 2005 10-Q).

10.1	(15)	Guarantee (MGM MIRAGE 5.875% Senior Notes due 2014), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.14 to the September 2005 10-Q).

10.1	(16)	Guarantee (MGM MIRAGE 5.875% Senior Notes due 2014 (Exchange Notes)), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.15 to the September 2005 10-Q).

10.1	(17)	Guarantee (MGM MIRAGE 6.75% Senior Notes due 2012), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.16 to the September 2005 10-Q).

10.1	(18)	Guarantee (Mirage Resorts, Incorporated 6.75% Senior Notes due 2007 and 7.25% Debentures due 2017), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of Wells Fargo Bank Northwest, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.17 to the September 2005 10-Q).

Exhibit
Number	Description
10.1(19)	Guarantee (Mirage Resorts, Incorporated 6.75% Senior Notes due 2008), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of JPMorgan Chase Bank, N.A., successor in interest to PNC Bank, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.18 to the September 2005 10-Q).

10.1(20)	Guarantee (Mandalay Resort Group 10.25% Senior Subordinated Notes due 2007), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.19 to the September 2005 10-Q).

10.1(21)	Guarantee (Mandalay Resort Group 9.375% Senior Subordinated Notes due 2010), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.20 to the September 2005 10-Q).

10.1(22)	Guarantee (Mandalay Resort Group 6.70% Senior Notes due 2096), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as successor in interest to First Interstate Bank of Nevada, N.A., as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.21 to the September 2005 10-Q).

10.1(23)	Guarantee (Mandalay Resort Group 7.0% Senior Notes due 2036), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.22 to the September 2005 10-Q).

10.1(24)	Guarantee (Mandalay Resort Group 9.5% Senior Notes due 2008), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.23 to the September 2005 10-Q).

10.1(25)	Guarantee (Mandalay Resort Group Floating Rate Convertible Senior Debentures due 2033), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.24 to the September 2005 10-Q).

10.1(26)	Guarantee (Mandalay Resort Group 6.5% Senior Notes due 2009), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.25 to the September 2005 10-Q).

10.1(27)	Guarantee (Mandalay Resort Group 6.375% Senior Notes due 2011), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.26 to the September 2005 10-Q).

10.1(28)	Fourth Amended and Restated Loan Agreement, dated November 22, 2004, by and among the Company, as Borrower, MGM Grand Detroit, LLC, as a Co-Borrower, the Lenders and Co-Documentation Agents therein named, Bank of America, N.A., as the Administrative Agent, The Royal Bank of Scotland PLC, as the Syndication Agent, and Bank of America Securities LLC and The Royal Bank of Scotland PLC, as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to Exhibit 10.1(10) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

Exhibit
Number		Description
10.1	(29)	Guaranty Agreement, dated August 16, 2004, by MGM MIRAGE in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Lenders from time to time party to a Construction Loan Agreement with the Borrower, Turnberry/MGM Grand Towers, LLC (incorporated by reference to Exhibit 10.2 of the September 2004 10-Q).

10.1	(30)	Guaranty Agreement, dated September 21, 2005, by MGM MIRAGE in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Lenders from time to time party to a Construction Loan Agreement with the Borrower, Turnberry/MGM Grand Tower B, LLC.

10.2	(1)	Lease, dated August 3, 1977, by and between B&D Properties, Inc., as lessor, and Mandalay, as lessee; Amendment of Lease, dated May 6, 1983 (incorporated by reference to Exhibit 10(h) to Mandalay’s Registration Statement (No. 2-85794) on Form S-1).

10.2	(2)	Lease by and between Robert Lewis Uccelli, guardian, as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease (incorporated by reference to Exhibit 10(p) to Mandalay’s Registration Statement (No. 33-4475) on Form S-1).

10.2	(3)	Amended and Restated Ground Lease Agreement, dated July 1, 1993, between Primm South Real Estate Company and The Primadonna Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Primadonna Resorts, Inc. (Commission File No. 0-21732) for the fiscal quarter ended September 30, 1993).

10.2	(4)	First Amendment to the Amended and Restated Ground Lease Agreement and Consent and Waiver, dated as of August 25, 1997, between The Primadonna Corporation and Primm South Real Estate Company (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Primadonna Resorts, Inc. for the fiscal year ended December 31, 1997).

10.2	(5)	Public Trust Tidelands Lease, dated February 4, 1999, between the State of Mississippi and Beau Rivage Resorts, Inc. (without exhibits) (incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1999).

*10.3	(1)	Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

*10.3	(2)	1997 Nonqualified Stock Option Plan, Amended and Restated February 2, 2004 (incorporated by reference to Exhibit 10.1 of the June 2004 10-Q).

*10.3	(3)	MGM MIRAGE 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 filed May 12, 2005).

*10.3	(4)	Amended and Restated Annual Performance Based Incentive Plan for Executive Officers, giving effect to amendment approved by the Company’s shareholders on May 13, 2003 (incorporated by reference to Appendix B to the Company’s 2003 Proxy Statement).

*10.3	(5)	Non-Qualified Deferred Compensation Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.3(12) to the 2000 10-K).

*10.3	(6)	Supplemental Executive Retirement Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.3(13) to the 2000 10-K).

*10.3	(7)	Deferred Compensation Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 10, 2005 (the “January 2005 8-K”).

Exhibit
Number		Description
*10.3	(8)	Supplemental Executive Retirement Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.1 to the January 2005 8-K).

*10.3	(9)	Amendment to Deferred Compensation Plan II, dated as of December 21, 2005.

*10.3	(10)	Employment Agreement, dated September 16, 2005 between the Company and J. Terrence Lanni (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2005 (the “September 16, 2005 8-K”)).

*10.3	(11)	Employment Agreement, dated September 16, 2005 between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.2 to the September 16, 2005 8-K).

*10.3	(12)	Employment Agreement, dated September 16, 2005 between the Company and John Redmond (incorporated by reference to Exhibit 10.3 to the September 16, 2005 8-K).

*10.3	(13)	Employment Agreement, dated September 16, 2005 between the Company and James J. Murren (incorporated by reference to Exhibit 10.4 to the September 16, 2005 8-K).

*10.3	(14)	Employment Agreement, dated September 16, 2005 between the Company and Gary N. Jacobs (incorporated by reference to Exhibit 10.5 to the September 16, 2005 8-K).

10.4	(1)	Second Amended and Restated Joint Venture Agreement of Marina District Development Company, dated as of August 31, 2000, between MAC, CORP. and Boyd Atlantic City, Inc. (without exhibits) (incorporated by reference to Exhibit 10.2 to the September 2000 10-Q).

10.4	(2)	Contribution and Adoption Agreement, dated as of December 13, 2000, among Marina District Development Holding Co., LLC, MAC, CORP. and Boyd Atlantic City, Inc. (incorporated by reference to Exhibit 10.4(15) to the 2000 10-K).

10.4	(3)	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp.—Commission File No. 333-87202).

10.4	(4)	Amended and Restated Joint Venture Agreement, dated as of June 25, 2002, between Nevada Landing Partnership and RBG, L.P. (incorporated by reference to Exhibit 10.1 to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004.)

10.4	(5)	Amendment No.1 to Amended and Restated Joint Venture Agreement, dated as of April 25, 2005, by and among Nevada Landing Partnership, an Illinois general partnership, and RBG, L.P., an Illinois limited partnership.

10.4	(6)	Amended and Restated Subscription and Shareholders Agreement, dated June 19, 2004, among Pansy Ho, Grand Paradise Macau Limited, MGMM Macau, Ltd., MGM MIRAGE Macau, Ltd., MGM MIRAGE and MGM Grand Paradise Limited (formerly N.V. Limited) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2005).

10.5	(1)	Revised Development Agreement among the City of Detroit, The Economic Development Corporation of the City of Detroit and MGM Grand Detroit, LLC (incorporated by reference to Exhibit 10.10 to the June 2002 10-Q).

10.5	(2)	Revised Development Agreement effective August 2, 2002, by and among the City of Detroit, The Economic Development Corporation of the City of Detroit and Detroit Entertainment, L.L.C. (incorporated by reference to Exhibit 10.61 of Mandalay’s Annual Report on Form 10-K for the year ended January 31, 2005).

10.6	(1)	Agreement and Plan of Merger dated as of March 22, 2005 among Mandalay Resort Group, MGM MIRAGE, Circus Circus Michigan, Inc., CCM Merger Inc., and CCM Merger Sub., Inc. (incorporated by reference to Exhibit 2.01 to Mandalay’s Current Report on Form 8-K dated March 22, 2005).

Exhibit
Number	Description
10.6 (2)	Letter Agreement, dated March 22, 2005, between MGM MIRAGE and CCM Merger Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 22, 2005).

21	List of subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

99	Description of Regulation and Licensing.

*	Management contract or compensatory plan or arrangement.

**	Exhibits 32.1 and 32.2 shall not be deemed filed with the Securities and Exchange Commission, nor shall they be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Securities Exchange Act of 1934 or the Securities Act of 1933, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

MANAGEMENT’S ANNUAL REPORT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management’s Responsibilities
     Management is responsible for establishing and maintaining adequate internal control over financial reporting for MGM MIRAGE and subsidiaries (the “Company”).
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
Management’s Evaluation
     Management has evaluated the Company’s internal control over financial reporting using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by the Securities and Exchange Commission, management’s evaluation as of December 31, 2005 excludes Mandalay Resort Group (“Mandalay”) and the business units acquired in the merger with Mandalay which closed on April 25, 2005. Such businesses represent approximately 47% of the Company’s total assets as of December 31, 2005 and 29% of the Company’s total revenues for the year ended December 31, 2005. Based on its evaluation as of December 31, 2005, management believes that the Company’s internal control over financial reporting, excluding Mandalay, is effective in achieving the objectives described above.
  Report of Independent Registered Public Accounting Firm
     Deloitte & Touche LLP audited the Company’s consolidated financial statements as of and for the period ended December 31, 2005 and issued their report thereon, which is included in this annual report. Deloitte & Touche LLP has also issued an attestation report on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting, excluding Mandalay, and such report is also included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of MGM MIRAGE
     We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting,” that MGM MIRAGE and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in “Management’s Annual Report on Internal Control Over Financial Reporting,” management excluded from their assessment the internal control over financial reporting of Mandalay Resort Group (“Mandalay”) and the business units acquired in the merger which closed on April 25, 2005. Such businesses represent approximately 47% of the Company’s total assets as of December 31, 2005 and 29% of the Company’s total revenues for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting of Mandalay and the business units acquired in the merger. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 10, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of MGM MIRAGE
     We have audited the accompanying consolidated balance sheets of MGM MIRAGE and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 10, 2006

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	At December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$377,933	$435,128
Accounts receivable, net	352,673	204,151
Inventories	111,825	70,333
Deferred income taxes	65,518	28,928
Prepaid expenses and other	110,634	81,662

Total current assets	1,018,583	820,202

Property and equipment, net	16,541,651	8,914,142

Other assets
Investments in unconsolidated affiliates	931,154	842,640
Goodwill and other intangible assets, net	1,692,040	233,335
Deposits and other assets, net	515,992	304,710

Total other assets	3,139,186	1,380,685

	$20,699,420	$11,115,029

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$265,601	$198,050
Income taxes payable	125,503	4,991
Current portion of long-term debt	14	14
Accrued interest on long-term debt	229,930	116,997
Other accrued liabilities	913,520	607,925

Total current liabilities	1,534,568	927,977

Deferred income taxes	3,378,371	1,802,008
Long-term debt	12,355,433	5,458,848
Other long-term obligations	195,976	154,492

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares, issued 357,262,405 and 347,147,868 shares; outstanding 285,069,516 and 280,739,868 shares	3,573	3,472
Capital in excess of par value	2,586,587	2,346,329
Deferred compensation	(3,618)	(10,878)
Treasury stock, at cost (72,192,889 and 66,408,000 shares)	(1,338,394)	(1,110,551)
Retained earnings	1,987,725	1,544,499
Accumulated other comprehensive loss	(801)	(1,167)

Total stockholders’ equity	3,235,072	2,771,704

	$20,699,420	$11,115,029

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues
Casino	$2,981,651	$2,223,965	$2,037,514
Rooms	1,673,696	911,259	833,272
Food and beverage	1,330,210	841,147	757,278
Entertainment	428,606	270,799	255,995
Retail	260,182	184,438	180,935
Other	409,824	240,880	210,772

	7,084,169	4,672,488	4,275,766
Less: Promotional allowances	(602,202)	(434,384)	(413,023)

	6,481,967	4,238,104	3,862,743

Expenses
Casino	1,536,611	1,101,892	1,050,397
Rooms	472,592	248,166	235,899
Food and beverage	816,570	482,079	436,929
Entertainment	307,596	192,465	183,056
Retail	169,667	118,470	115,235
Other	244,023	146,177	130,720
General and administrative	958,263	612,632	585,161
Corporate expense	130,633	77,910	61,541
Preopening and start-up expenses	15,752	10,276	29,266
Restructuring costs (credit)	(59)	5,625	6,597
Property transactions, net	36,880	8,665	(18,941)
Depreciation and amortization	588,102	402,545	400,766

	5,276,630	3,406,902	3,216,626

Income from unconsolidated affiliates	151,871	119,658	53,612

Operating income	1,357,208	950,860	699,729

Non-operating income (expense)
Interest income	12,110	5,664	4,078
Interest expense, net	(656,159)	(378,386)	(337,586)
Non-operating items from unconsolidated affiliates	(15,825)	(12,298)	(10,401)
Other, net	(18,434)	(10,025)	(12,160)

	(678,308)	(395,045)	(356,069)

Income from continuing operations before income taxes	678,900	555,815	343,660
Provision for income taxes	(235,644)	(205,959)	(113,387)

Income from continuing operations	443,256	349,856	230,273

Discontinued operations
Income from discontinued operations, including gain (loss) on disposal of $82,538 (2004) and $(6,735) (2003)	—	94,207	16,075
Provision for income taxes	—	(31,731)	(2,651)

	—	62,476	13,424

Net income	$443,256	$412,332	$243,697

Basic income per share of common stock
Income from continuing operations	$1.56	$1.25	$0.77
Discontinued operations	—	0.23	0.05

Net income per share	$1.56	$1.48	$0.82

Diluted income per share of common stock
Income from continuing operations	$1.50	$1.21	$0.76
Discontinued operations	—	0.22	0.04

Net income per share	$1.50	$1.43	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$443,256	$412,332	$243,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	588,102	403,039	412,937
Amortizational debt discounts, premiums and issuance costs	5,791	31,217	35,826
Provision for doubtful accounts	25,846	(3,522)	13,668
Property transactions, net	36,880	8,661	(18,336)
Loss on early retirements of debt	18,139	5,527	3,244
(Gain) loss on disposal of discontinued operations	—	(82,538)	6,735
Income from unconsolidated affiliates	(134,132)	(107,360)	(23,885)
Distributions from unconsolidated affiliates	89,857	51,500	38,000
Deferred income taxes	51,759	55,647	28,362
Tax benefit from stock option exercises	94,083	38,911	9,505
Changes in current assets and liabilities:
Accounts receivable	(68,159)	(48,533)	(14,330)
Inventories	(7,017)	(8,557)	(2,205)
Income taxes receivable and payable	8,058	14,891	(10,538)
Prepaid expenses and other	10,830	1,109	(8,500)
Accounts payable and accrued liabilities	75,404	72,392	53,971
Change in Hurricane Katrina insurance receivable	(46,275)	—	—
Other	(9,626)	(15,469)	(27,339)

Net cash provided by operating activities	1,182,796	829,247	740,812

Cash flows from investing activities
Acquisition of Mandalay Resort Group, net of cash acquired	(4,420,990)	—	—
Capital expenditures	(759,949)	(702,862)	(550,232)
Proceeds from the sale of the Golden Nugget Subsidiaries and MGM Grand Australia, net	—	345,730	—
Hurricane Katrina insurance proceeds	46,250	—	—
Dispositions of property and equipment	7,828	32,978	56,614
Investments in unconsolidated affiliates	(183,000)	(11,602)	(41,350)
Change in construction payable	40,803	17,329	12,953
Other	(33,759)	(29,326)	(33,673)

Net cash used in investing activities	(5,302,817)	(347,753)	(555,688)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities with maturities of 90 days of less	325,000	(1,574,489)	(285,087)
Borrowings under bank credit facilities with maturities longer than 90 days	4,400,000	—	—
Issuance of long-term debt	880,156	1,528,957	600,000
Repayment of long-term debt	(1,408,992)	(52,149)	(28,011)
Debt issuance costs	(50,331)	(13,349)	(25,374)
Issuance of common stock	145,761	135,910	36,254
Purchases of treasury stock	(217,316)	(348,895)	(442,864)
Other	(11,452)	(1,957)	(20,153)

Net cash provided by (used in) financing activities	4,062,826	(325,972)	(165,235)

Cash and cash equivalents
Net increase (decrease) for the year	(57,195)	155,522	19,889
Cash related to discontinued operations	—	—	(15,230)
Balance, beginning of year	435,128	279,606	274,947

Balance, end of year	$377,933	$435,128	$279,606

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$588,587	$321,008	$308,198
State, federal and foreign income taxes paid	75,776	128,393	94,932
The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
For the Years Ended December 31, 2005, 2004 and 2003

							Accumulated Other
	Common Stock		Capital in				Comprehensive	Total
	Shares	Par	Excess of	Deferred	Treasury	Retained	Income	Stockholders’
	Outstanding	Value	Par Value	Compensation	Stock	Earnings	(Loss)	Equity
Balances, January 1, 2003	309,148	$3,328	$2,125,626	$(27,034)	$(317,432)	$888,542	$(8,886)	$2,664,144

Net income	—	—	—	—	—	243,697	—	243,697
Currency translation adjustment	—	—	—	—	—	—	12,313	12,313
Derivative income from unconsolidated affiliate, net	—	—	—	—	—	—	2,918	2,918

Total comprehensive income								258,928

Cancellation of restricted stock	(20)	—	(54)	352	(298)	—	—	—
Issuance of stock options to non-employees	—	—	313	(313)	—	—	—	—
Amortization of deferred compensation	—	—	—	7,821	—	—	—	7,821
Issuance of common stock upon exercise of stock options	3,750	38	36,235	—	—	(19)	—	36,254
Purchases of treasury stock	(26,686)	—	—	—	(442,864)	—	—	(442,864)
Tax benefit from stock option exercises	—	—	9,505	—	—	—	—	9,505

Balances, December 31, 2003	286,192	3,366	2,171,625	(19,174)	(760,594)	1,132,220	6,345	2,533,788

Net income	—	—	—	—	—	412,332	—	412,332
Currency translation adjustment	—	—	—	—	—	—	(10,336)	(10,336)
Derivative income from unconsolidated affiliate, net	—	—	—	—	—	—	2,824	2,824

Total comprehensive income								404,820
Cancellation of restricted stock	(64)	—	(64)	1,126	(1,062)	—	—	—
Amortization of deferred compensation	—	—	—	7,170	—	—	—	7,170
Issuance of common stock upon exercise of stock options	10,612	106	135,857	—	—	(53)	—	135,910
Purchases of treasury stock	(16,000)	—	—	—	(348,895)	—	—	(348,895)
Tax benefit from stock option exercises	—	—	38,911	—	—	—	—	38,911

Balances, December 31, 2004	280,740	3,472	2,346,329	(10,878)	(1,110,551)	1,544,499	(1,167)	2,771,704

Net income	—	—	—	—	—	443,256	—	443,256
Currency translation adjustment	—	—	—	—	—	—	(1,631)	(1,631)
Derivative income from unconsolidated affiliate, net	—	—	—	—	—	—	1,997	1,997

Total comprehensive income								443,622

Cancellation of restricted stock	(24)	—	—	422	(422)	—	—	—
Issuance of stock options to non-employees	—	—	485	(485)	—	—	—	—
Amortization of deferred compensation	—	—	—	7,323	—	—	—	7,323
Issuance of common stock upon exercise of stock options	10,115	101	145,690	—	—	(30)	—	145,761
Purchases of treasury stock	(5,500)	—	—	—	(217,316)	—	—	(217,316)
Restricted shares turned in for tax withholding	(261)	—	—	—	(10,105)	—	—	(10,105)
Tax benefit from stock option exercises	—	—	94,083	—	—	—	—	94,083

Balances, December 31, 2005	285,070	$3,573	$2,586,587	$(3,618)	$(1,338,394)	$1,987,725	$(801)	$3,235,072

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION
     MGM MIRAGE (the “Company”) is a Delaware corporation, incorporated on January 29, 1986. As of December 31, 2005, approximately 56% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, owns and/or operates casino resorts. On April 25, 2005, the Company completed its merger with Mandalay Resort Group (“Mandalay”) — see Note 3.
     The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, Mandalay Bay, The Mirage, Luxor, Treasure Island (“TI”), New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas and Slots-A-Fun. The Boardwalk was closed in early 2006 in preparation for Project CityCenter (see below). The Company owns three resorts in Primm, Nevada, at the California/Nevada state line – Whiskey Pete’s, Buffalo Bill’s and the Primm Valley Resort – as well as two championship golf courses located near the resorts. Other Nevada operations include Circus Circus Reno, Colorado Belle and Edgewater in Laughlin, Gold Strike and Nevada Landing in Jean, and Railroad Pass in Henderson. The Company has a 50% investment in Silver Legacy in Reno, which is adjacent to Circus Circus Reno. In addition, the Company owns a 50% interest in The Signature at MGM Grand, which is adjacent to MGM Grand Las Vegas. The Signature at MGM Grand is a condominium-hotel development, with three towers currently under construction. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts.
     The Company and its local partners own MGM Grand Detroit, LLC, which operates a casino in an interim facility located in downtown Detroit, Michigan. The Company also owns and operates two resorts in Mississippi – Beau Rivage in Biloxi and Gold Strike Tunica. Beau Rivage sustained significant damage in late August 2005 as a result of Hurricane Katrina and has been closed since. The Company expects to reopen Beau Rivage in stages beginning in the third quarter of 2006. The Company has 50% interests in two resorts outside of Nevada – Borgata and Grand Victoria. Borgata is a casino resort located on Renaissance Point in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. The Company owns additional land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, a portion of which is being utilized for an expansion of Borgata, and a portion of which is available for future development. Grand Victoria is a riverboat in Elgin, Illinois that was previously owned by Mandalay. An affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort.
     The Company owns 50% of MGM Grand Paradise Limited, a joint venture with Pansy Ho Chiu-king formed to develop, build and operate a hotel-casino resort, MGM Grand Macau, in Macau S.A.R. In April 2005, MGM Grand Paradise Limited obtained a subconcession allowing it to conduct gaming operations. Construction of MGM Grand Macau, which is estimated to cost approximately $1.1 billion including land and license rights and preopening costs, began in the second quarter of 2005 and the resort is anticipated to open in late 2007.
     The Company owns 66 acres adjacent to Bellagio on which it is developing Project CityCenter. Project CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room non-gaming boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 470,000 square feet of retail shops, dining and entertainment venues; and approximately 2.3 million square feet of residential space in over 2,900 luxury condominium and condominium-hotel units in multiple towers. The overall cost of Project CityCenter is estimated at approximately $7 billion, excluding preopening and land costs. After estimated proceeds of $2.5 billion from the sale of residential units, net project cost is estimated at approximately $4.5 billion. Project City Center is expected to open in 2009.
     Until July 2004, the Company owned and operated MGM Grand Australia and until January 2004, the Company owned and operated the Golden Nugget Las Vegas in downtown Las Vegas and the Golden Nugget Laughlin in Laughlin, Nevada. Until June 2003, the Company operated PLAYMGMMIRAGE.com, the Company’s online gaming website based in the Isle of Man. See Note 4 for further information regarding these discontinued operations.
     Until 2005, the Company held an indirect interest in Triangle Casino in Bristol through its 25% ownership of Metro Casinos Limited, a United Kingdom gaming company. Metro Casinos Limited sold the Triangle Casino in 2005.

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
     Financial statement impact of Hurricane Katrina. The Company maintains insurance covering both property damage and business interruption as a result of wind and flood damage sustained at Beau Rivage. The deductible under this coverage is approximately $15 million, based on the amount of damage incurred. Based on current estimates, insurance proceeds are expected to exceed the net book value of damaged assets; therefore, the Company will not record an impairment charge related to the storm and upon ultimate settlement of the claim will likely record a gain. Damaged assets with a net book value of $121 million have been written off, and a corresponding insurance receivable has been recorded.
     Business interruption coverage covers lost profits and other costs incurred during the closure period and up to six months following the reopening of the facility. Expected costs during the interruption period are less than the anticipated business interruption proceeds; therefore, post-storm costs of $50 million through December 31, 2005 were offset by the expected recoveries and a corresponding insurance receivable was recorded. Post-storm costs and expected recoveries are recorded net with “General and administrative” expenses in the accompanying consolidated statements of income, except for depreciation of non-damaged assets, which is classified as “Depreciation and amortization.”
     The insurance receivable is recorded within “Deposits and other assets, net” in the accompanying consolidated balance sheets. Through December 31, 2005, the Company received $46 million from its insurers, leaving a net receivable of $125 million at December 31, 2005.
     Cash and cash equivalents. Cash and cash equivalents include investments and interest bearing instruments with maturities of three months or less at the date of acquisition. Such investments are carried at cost which approximates market value. Book overdraft balances resulting from the Company’s cash management program are recorded as accounts payable.
     Accounts receivable and credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues markers to approved casino customers following background checks and investigations of creditworthiness. At December 31, 2005, a substantial portion of the Company’s receivables were due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.
     Trade receivables, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2005, no significant concentrations of credit risk existed for which an allowance had not already been recorded.
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
     Property and equipment. Property and equipment are stated at cost. Gains or losses on dispositions of property and equipment are included in the determination of income. Maintenance costs are expensed as incurred. Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

Buildings and improvements	30 to 45 years
Land improvements	10 to 20 years
Furniture and fixtures	3 to 10 years
Equipment	3 to 20 years

     We evaluate our property and equipment and other long-lived assets for impairment in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is estimated based on comparable asset sales, offers received, or a discounted cash flow model.
     For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. For a discussion of recognized impairment losses, see Note 16.
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
     Goodwill and other intangible assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for goodwill and indefinite-lived intangible assets in 2005, 2004 or 2003.
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
     Gaming revenues are recognized net of certain sales incentives, including discounts and points earned in point-loyalty programs. The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses as follows:

	Year Ended December 31,
	2005	2004	2003
		(In thousands)
Rooms	$82,009	$63,652	$64,103
Food and beverage	255,201	191,695	178,399
Other	35,242	25,213	21,560

	$372,452	$280,560	$264,062

     Advertising. The Company expenses advertising costs the first time the advertising takes place. Advertising expense, which is generally included in general and administrative expenses, was $99 million, $57 million and $54 million for 2005, 2004 and 2003, respectively.
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
     Preopening and start-up expenses. The Company accounts for costs incurred during the preopening and start-up phases of operations in accordance with Statement of Position 98-5, “Reporting on the Costs of Start-up Activities.” Preopening and start-up costs, including organizational costs, are expensed as incurred. Costs classified as preopening and start-up expenses include payroll, outside services, advertising, and other expenses related to new or start-up operations and new customer initiatives.

     Income per share of common stock. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,
	2005	2004	2003
		(In thousands)
Weighted-average common shares outstanding used in the calculation of basic earnings per share	284,943	279,325	297,861
Potential dilution from stock options and restricted stock	11,391	10,008	5,323

Weighted-average common and common equivalent shares used in the calculation of diluted earnings per share	296,334	289,333	303,184

     Stock-based compensation. The Company has accounted for stock-based compensation, including employee stock option plans, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and the Financial Accounting Standards Board’s Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” and has disclosed supplemental information in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). The Company has not incurred compensation expense for employee stock options when the exercise price is at least 100% of the market value of the Company’s common stock on the date of grant. For disclosure purposes, employee stock options have been measured at fair value using the Black-Scholes option-pricing model and compensation has been assumed to be amortized over the vesting periods of the options.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Under the original standard, SFAS No. 123, companies had the option of recording stock options issued to employees at fair value or intrinsic value, which generally leads to no expense being recorded. The Company opted to use this intrinsic value method and make required disclosures of fair value expense. SFAS 123(R) eliminates this intrinsic value alternative. SFAS 123(R) was effective for the Company on January 1, 2006, and all future share-based payments must be recorded at fair value.
     The Company has adopted nonqualified stock option plans and incentive stock option plans which provide for the granting of stock options to eligible directors, officers and employees. The plans are administered by the Compensation and Stock Option Committee of the Board of Directors. Salaried officers, directors and other key employees of the Company and its subsidiaries are eligible to receive options. The exercise price in each instance is 100% of the fair market value of the Company’s common stock on the date of grant. The options have either 7-year or 10-year terms and in most cases are exercisable in either four or five equal annual installments.
     As of December 31, 2005, the aggregate number of stock options available for grant was 6.5 million. A summary of the status of the Company’s stock option plans is presented below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000’s)	Price	(000’s)	Price	(000’s)	Price
Outstanding at beginning of year	30,728	$14.16	41,735	$13.69	28,646	$13.59
Granted	14,625	35.26	551	22.93	17,382	13.05
Exercised	(10,115)	14.43	(10,612)	12.79	(3,750)	9.67
Terminated	(631)	22.28	(946)	13.85	(543)	16.39

Outstanding at end of year	34,607	22.85	30,728	14.16	41,735	13.68

Exercisable at end of year	9,291	14.33	14,979	14.50	17,671	13.50

     The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices	(000’s)	Life (Years)	Price	(000’s)	Price
$5.49 - $6.66	826	2.5	$6.65	826	$6.65
$8.30 - $12.35	732	3.6	11.32	732	11.32
$12.58 - $18.87	18,111	6.8	14.20	7,596	15.31
$20.08 - $27.22	578	8.0	22.89	137	22.03
$34.05 - $45.64	14,360	6.7	35.27	—	—

	34,607	6.6	22.85	9,291	14.33

     Had the Company accounted for these plans under the fair value method allowed by SFAS 123, the Company’s net income and earnings per share would have been reduced to recognize the fair value of employee stock options. The following are required disclosures under SFAS 123 and SFAS 148:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net income
As reported	$443,256	$412,332	$243,697
Stock-based compensation under SFAS 123	(47,934)	(22,963)	(43,310)

Pro forma	$395,322	$389,369	$200,387

Basic earnings per share
As reported	$1.56	$1.48	$0.82
Stock-based compensation under SFAS 123	(0.17)	(0.09)	(0.15)

Pro forma	$1.39	$1.39	$0.67

Diluted earnings per share
As reported	$1.50	$1.43	$0.80
Stock-based compensation under SFAS 123	(0.17)	(0.08)	(0.14)

Pro forma	$1.33	$1.35	$0.66

Weighted-average assumptions used in the Black-Scholes model:
Expected volatility	37%	42%	42%
Expected life	4.3 years	5.0 years	5.0 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.8%	3.4%	3.2%
Weighted average fair value of options granted	$12.73	$9.55	$5.32
     Reported net income includes $5 million, net of tax, of amortization of restricted stock and non-employee stock option compensation for each of the years ended December 31, 2005, 2004 and 2003.
     Currency translation. The Company accounts for currency translation in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive loss.
     Comprehensive income. Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. Elements of the Company’s other comprehensive income are reported in the accompanying consolidated statement of stockholders’ equity, and the cumulative balance of these elements consisted of the following:

	At December 31,
	2005	2004
	(In thousands)
Derivative loss from unconsolidated affiliate, net	$134	$(1,863)
Foreign currency translation adjustments	(935)	696

	$(801)	$(1,167)

     Reclassifications. The consolidated financial statements for prior years reflect certain reclassifications, which have no effect on previously reported net income, to conform to the current year presentation.

NOTE 3 — ACQUISITION
     On April 25, 2005, the Company closed its merger with Mandalay under which the Company acquired 100% of the outstanding common stock of Mandalay for $71 in cash for each share of Mandalay’s common stock. The acquisition expands the Company’s portfolio of resorts on the Las Vegas Strip, provides additional sites for future development and expands the Company’s employee and customer bases significantly. These factors result in the recognition of certain intangible assets, discussed below, and significant goodwill. The total acquisition cost included (in thousands):

Cash consideration for Mandalay’s outstanding shares and stock options	$4,831,944
Estimated fair value of Mandalay’s long-term debt	2,849,225
Transaction costs and expenses and other	111,944

7,793,113
Less: Net proceeds from the sale of MotorCity Casino	(526,597)

$7,266,516

     Cash paid, net of cash acquired, was $4.4 billion. The transaction was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The purchase price allocation is preliminary and may be adjusted up to one year after the acquisition. In particular, the Company is still evaluating certain customer relationship intangible assets related to individual and group hotel reservations as well as gaming loyalty program members.
     The following table sets forth the preliminary allocation of purchase price (in thousands):

Current assets (including cash of $134,245)	$414,326
Property and equipment	7,180,936
Goodwill	1,230,804
Other intangible assets	245,940
Other assets	283,931
Assumed liabilities, excluding long-term debt	(602,338)
Deferred taxes	(1,487,083)

$7,266,516

     The amount allocated to intangible assets includes the recognition of customer lists with an estimated value of $12 million and an estimated useful life of five years and trade names and trademarks with an estimated value of $234 million and an indefinite life. Goodwill and indefinite-lived intangible assets are not amortized.
     The operating results for Mandalay are included in the accompanying consolidated statements of income from the date of the acquisition. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Mandalay acquisition had occurred on January 1, 2004.

	Year Ended December 31,
	2005	2004
	(In thousands, except per share amounts)
Net revenues	$7,384,626	$6,903,004
Operating income	1,519,500	1,423,324
Income from continuing operations	465,087	415,625
Net income	465,087	478,101
Basic earnings per share:
Income from continuing operations	$1.63	$1.49
Net income	1.63	1.71
Diluted earnings per share:
Income from continuing operations	$1.57	$1.44
Net income	1.57	1.65
NOTE 4 — DISCONTINUED OPERATIONS
     In June 2003, the Company ceased operations of PLAYMGMMIRAGE.com, its online gaming website (“Online”). In January 2004, the Company completed the sale of the Golden Nugget Las Vegas in downtown Las Vegas and the Golden Nugget Laughlin in Laughlin, Nevada (the “Golden Nugget Subsidiaries”), with net proceeds to the Company of $210 million. In July 2004, the Company completed the sale of the subsidiaries that owned and operated MGM Grand Australia with net proceeds to the Company of $136 million.

     The results of the Golden Nugget Subsidiaries, Online and MGM Grand Australia are classified as discontinued operations in the accompanying consolidated statements of income for all periods presented. Net revenues of discontinued operations were $45 million and $231 million, respectively, for the years ended December 31, 2004 and 2003. Included in income from discontinued operations is an allocation of interest expense based on the ratio of the net assets of the discontinued operations to the total consolidated net assets and debt of the Company. Interest allocated to discontinued operations was $2 million and $9 million for the years ended December 31, 2004 and 2003, respectively. Included in discontinued operations for the year ended December 31, 2003 is a loss on disposal of Online of $7 million relating primarily to unrecoverable costs of computer hardware and software. Included in the tax benefit from discontinued operations for the year ended December 31, 2003 is $2 million of previously unrecognized tax benefits relating to prior year operating losses of Online. Included in discontinued operations for the year ended December 31, 2004 is a gain on the sale of the Golden Nugget Subsidiaries of $8 million and a gain on sale of MGM Grand Australia of $74 million.
NOTE 5 — ACCOUNTS RECEIVABLE, NET
     Accounts receivable consisted of the following:

	At December 31,
	2005	2004
	(In thousands)
Casino	$221,873	$174,713
Hotel	173,049	61,084
Other	35,021	28,114

	429,943	263,911
Less: Allowance for doubtful accounts	(77,270)	(59,760)

	$352,673	$204,151

NOTE 6 — PROPERTY AND EQUIPMENT, NET
     Property and equipment consisted of the following:

	At December 31,
	2005	2004
	(In thousands)
Land	$8,018,301	$4,089,106
Buildings, building improvements and land improvements	7,595,257	4,228,138
Furniture, fixtures and equipment	2,695,746	2,235,766
Construction in progress	607,447	299,148

	18,916,751	10,852,158
Less: Accumulated depreciation and amortization	(2,375,100)	(1,938,016)

	$16,541,651	$8,914,142

NOTE 7 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
     The Company has investments in unconsolidated affiliates accounted for under the equity method. Under the equity method, carrying value is adjusted for the Company’s share of the investees’ earnings and losses, as well as capital contributions to and distributions from these companies. Investments in unconsolidated affiliates consisted of the following:

	At December 31,
	2005	2004
	(In thousands)
Marina District Development Company — Borgata (50%)	$461,211	$405,322
Elgin Riverboat Resort-Riverboat Casino-Grand Victoria (50%)	241,279	—
MGM Grand Paradise Limited – Macau (50%)	187,568	3,002
Circus and Eldorado Joint Venture – Silver Legacy (50%)	26,492	—
Victoria Partners – Monte Carlo (50% in 2004)	—	424,683
Other	14,604	9,633

	931,154	842,640
Turnberry/MGM Grand Towers — The Signature at MGM Grand (50%)	(7,400)	(3,231)

	$923,754	$839,409

     The negative investment balances in The Signature at MGM Grand, which represents cumulative losses of the venture, are classified as “Other long-term liabilities” in the accompanying consolidated balance sheets along with deferred income of $16 million related to the excess of equity credit over carrying value of land the Company contributed to the venture. The income will be recognized when the venture recognizes the profits on the sale of each tower’s units.
     Differences between the Company’s venture-level equity and investment balances are as follows:

	At December 31,
	2005	2004
	(In thousands)
Venture-level equity	$603,015	$419,035
Fair value adjustments	264,814	361,102
Capitalized interest	52,689	45,099
Other adjustments	3,236	14,173

	$923,754	$839,409

     The fair value adjustments at December 31, 2005 include $90 million related to Borgata, which was assigned to land, $210 million related to Grand Victoria, which has been assigned to goodwill on a preliminary basis, and a $35 million credit related to Silver Legacy, which was assigned to long-term assets and long-term debt and is being amortized accordingly. The amount related to Grand Victoria is subject to adjustment as the Mandalay purchase price allocation is preliminary. See Note 3 for further information. At December 31, 2004, fair value adjustments included the amount related to Borgata and an amount related to Monte Carlo which was assigned to land. Amounts related to capitalized interest are amortized over the life of the related building.
     The Company recorded its share of the results of operations of the unconsolidated affiliates as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Income from unconsolidated affiliates	$151,871	$119,658	$53,612
Preopening and start-up expenses	(1,914)	—	(19,326)
Non-operating items from unconsolidated affiliates	(15,825)	(12,298)	(10,401)

	$134,132	$107,360	$23,885

     Summarized balance sheet information of the unconsolidated affiliates is as follows:

	At December 31,
	2005	2004
	(In thousands)
Current assets	$220,708	$129,009
Property and other assets, net	2,008,912	1,392,436
Current liabilities	213,135	106,111
Long-term debt and other liabilities	871,173	530,458
Equity	1,145,312	884,876
     Summarized results of operations of the unconsolidated affiliates are as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Net revenues	$1,243,465	$966,642	$551,669
Operating expenses, except preopening expenses	(938,972)	(721,998)	(441,526)
Preopening and start-up expenses	(3,829)	—	(39,186)

Operating income	300,664	244,644	70,957
Interest expense	(35,034)	(34,698)	(21,700)
Other non-operating income (expense)	1,435	9,789	4,297

Net income	$267,065	$219,735	$53,554

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and other intangible assets consisted of the following:

	At December 31,
	2005	2004
	(In thousands)
Goodwill:
Mandalay acquisition (2005)	$1,230,804	$—
Mirage Resorts acquisition (2000)	76,342	76,342
Other	7,415	7,415

	1,314,561	83,757

Indefinite-lived intangible assets:
Detroit development rights	100,056	115,056
Trademarks, license rights and other	251,754	17,554

	351,810	132,610

Other intangible assets, net	25,669	16,968

	$1,692,040	$233,335

     Goodwill related to the Mandalay acquisition was primarily assigned to Mandalay Bay, Luxor, Excalibur and Gold Strike Tunica. Goodwill related to the Mirage Resorts acquisition was assigned to Bellagio, The Mirage and TI. Other goodwill relates to the Company’s 2003 acquisition of majority interests in the entities that operate the nightclubs Light and Caramel, located in Bellagio, and Mist, located in TI. Changes in the recorded balances of goodwill are as follows:

	Year Ended December 31,
	2005	2004
	(In thousands)
Balance, beginning of period	$83,757	$118,434
Goodwill acquired during the period	1,230,804	—
Currency translation adjustment	—	(992)
Goodwill assigned to discontinued operations	—	(33,267)
Other	—	(418)

Balance, end of the period	$1,314,561	$83,757

     The Company’s indefinite-lived intangible assets consist primarily of development rights in Detroit and trademarks. The Company’s finite–lived intangible assets consist primarily of customer lists amortized over five years, lease acquisition costs amortized over the life of the related leases, and certain license rights amortized over their contractual life.
NOTE 9 — OTHER ACCRUED LIABILITIES
     Other accrued liabilities consisted of the following:

	At December 31,
	2005	2004
	(In thousands)
Payroll and related	$297,946	$162,943
Advance deposits and ticket sales	120,830	65,810
Casino outstanding chip liability	100,621	85,086
Casino front money deposits	71,768	67,621
Other gaming related accruals	78,921	50,186
Taxes, other than income taxes	68,632	47,311
Other	174,802	128,968

	$913,520	$607,925

NOTE 10 — LONG-TERM DEBT
     Long-term debt consisted of the following:

	At December 31,
	2005	2004
	(In thousands)
Senior credit facility	$4,775,000	$50,000
$300 million 6.95% senior notes, repaid at maturity in 2005	—	300,087
$176.4 million 6.625% senior notes, repaid at maturity in 2005	—	176,096
$200 million 6.45% senior notes, repaid at maturity in February 2006	200,223	—
$244.5 million 7.25% senior notes, due 2006, net	240,353	235,511
$710 million 9.75% senior subordinated notes, due 2007, net	708,223	706,968
$200 million 6.75% senior notes, due 2007, net	192,977	189,115
$492.2 million 10.25% senior subordinated notes, due 2007, net	527,879	—
$180.4 million 6.75% senior notes, due 2008, net	172,238	168,908
$196.2 million 9.5% senior notes, due 2008, net	212,895	—
$200 million 6.875% senior notes, redeemed in 2005	—	199,095
$226.3 million 6.5% senior notes, due 2009, net	228,518	—
$1.05 billion 6% senior notes, due 2009, net	1,055,232	1,056,453
$297.6 million 9.375% senior subordinated notes, due 2010, net	325,332	—
$825 million 8.5% senior notes, due 2010, net	822,705	822,214
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$132.4 million 6.375% senior notes, due 2011, net	133,725	—
$550 million 6.75% senior notes, due 2012	550,000	550,000
$150 million 7.625% senior subordinated debentures, due 2013, net	155,978	—
$525 million 5.875% senior notes, due 2014, net	522,604	522,301
$875 million 6.625% senior notes, due 2015, net	879,989	—
$100 million 7.25% senior debentures, due 2017, net	82,699	81,919
Floating rate convertible senior debentures due 2033	8,472	—
$150 million 7% debentures due 2036, net	155,961	—
$4.3 million 6.7% debentures, due 2096	4,265	—
Other notes	179	195

	12,355,447	5,458,862
Less: Current portion	(14)	(14)

	$12,355,433	$5,458,848

     Total interest incurred during 2005, 2004 and 2003 was $686 million, $401 million and $353 million, respectively, of which $30 million, $23 million and $15 million, respectively, was capitalized.
     At December 31, 2005, the senior credit facility had total capacity of $7.0 billion. The senior credit facility matures in 2010 and consists of a $5.5 billion revolving credit facility and $1.5 billion term loan facility. The current senior credit facility was made available upon the closing of the Mandalay merger, and replaced the Company’s previous $2.5 billion senior credit facility.
     Interest on the senior credit facility is based on the bank reference rate or Eurodollar rate. The Company’s borrowing rate on the senior credit facility was approximately 5.3% at December 31, 2005 and 3.3% at December 31, 2004. Stand-by letters of credit totaling $53 million were outstanding as of December 31, 2005, thereby reducing the availability under the senior credit facility. At December 31, 2005, the Company had approximately $2.2 billion of available borrowings under the senior credit facility.
     In June 2005, the Company issued $500 million of 6.625% senior notes due 2015 and in September 2005, the Company issued an additional $375 million of 6.625% senior notes due 2015. In 2004, the Company issued $525 million of 5.875% senior notes due 2014, $550 million of 6.75% senior notes due 2012, and $450 million of 6% senior notes due 2009. The proceeds of the above offerings were used to reduce outstanding borrowings under the Company’s senior credit facility.

     In May 2005, the Company initiated a tender offer for several issuances of Mandalay’s senior notes and senior subordinated notes totaling $1.5 billion, as required by the change of control provisions contained in the respective indentures. Holders of $155 million of Mandalay’s senior notes and senior subordinated notes redeemed their holdings, resulting in a gain on early retirement of debt of $1 million, classified as “Other, net” in the accompanying consolidated statements of income. Holders of Mandalay’s floating rate convertible senior debentures with a principal amount of $394 million had the right to redeem the debentures for $566 million through June 30, 2005. $388 million of principal of the convertible senior debentures were tendered for redemption and redeemed for $558 million.
     In February 2005, the Company redeemed all of its outstanding 6.875% senior notes due February 2008 at the present value of future interest payments plus accrued interest at the date of redemption. The Company recorded a loss on retirement of debt of $20 million in the first quarter of 2005, classified as “Other, net” in the accompanying consolidated statements of income. As a result of the redemption of the February 2008 senior notes and the repayment of the $300 million 6.95% senior notes that matured in February 2005, the Company applied for, and received, release of collateral under its senior credit facility and all of its senior notes. Therefore, the Company’s senior credit facility and senior notes are now unsecured.
     In August 2003, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s public debt securities. Subsequently, the Company repurchased $25 million of its senior notes and recorded a loss on early retirement of debt of $3 million related to repurchase premiums and unamortized debt issue costs. In 2004, the Company repurchased an additional $49 million of its senior notes for $52 million. This resulted in a loss on early retirement of debt of $6 million related to repurchase premiums and unamortized debt issuance costs. The losses in both periods are classified as “Other, net” in the accompanying consolidated statements of income. In December 2004, the Company’s Board of Directors renewed its authorization for up to $100 million of additional debt securities.
     The Company attempts to limit its exposure to interest rate risk by managing the mix of its long-term fixed rate borrowings and short-term borrowings under its bank credit facilities. In the past, the Company has also utilized interest rate swap agreements to manage this risk. At December 31, 2005, the Company had no outstanding interest rate swaps. All of the Company’s interest rate swaps have met the criteria for using the “shortcut method” allowed under Statement of Financial Accounting Standards No. 133. The amounts received for the termination of past interest rate swaps, including the last $100 million swap terminated in May 2005, have been added to the carrying value of the related debt obligations and are being amortized and recorded as a reduction of interest expense over the remaining life of that debt.
     The Company and each of its material subsidiaries, excluding MGM Grand Detroit, LLC and the Company’s foreign subsidiaries, are directly liable for or unconditionally guarantee the senior credit facility, senior notes, senior debentures, and senior subordinated notes. MGM Grand Detroit, LLC is a guarantor under the senior credit facility, but only to the extent that the proceeds of borrowings under such facilities are made available to MGM Grand Detroit, LLC. See Note 18 for consolidating condensed financial information of the subsidiary guarantors and non-guarantors.
     The Company’s long-term debt obligations contain customary covenants requiring the Company to maintain certain financial ratios. At December 31, 2005, the Company was required to maintain a maximum leverage ratio (debt to EBITDA, as defined) of 7.25:1 and a maximum senior leverage ratio of 5.75:1. Also at December 31, 2005, the Company was required to maintain a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.0:1. As of December 31, 2005, the Company’s leverage, senior leverage and interest coverage ratios were 5.4:1, 4.5:1 and 2.9:1, respectively.
     Maturities of the Company’s long-term debt as of December 31, 2005 are as follows:

(In thousands)
Years ending December 31,
2006	$444,526
2007	1,402,260
2008	376,649
2009	1,276,358
2010	5,897,584
Thereafter	2,892,571

12,289,948
Debt premiums	63,315
Swap deferred gain	2,184

$12,355,447

     Amounts due in 2006 that were refinanced, or are intended to be refinanced, through available capacity under the Company’s senior credit facility have been excluded from current liabilities in the accompanying consolidated balance sheet.
     The estimated fair value of the Company’s long-term debt at December 31, 2005 was approximately $12.5 billion, versus its book value of $12.4 billion. At December 31, 2004, the estimated fair value of the Company’s long-term debt was approximately $5.9 billion, versus its book value of $5.5 billion. The estimated fair value of the Company’s public debt securities was based on quoted market prices on or about December 31, 2005 and 2004. The estimated fair value of the Company’s senior credit facility was assumed to approximate book value due to the short-term nature of the borrowings.
NOTE 11 — INCOME TAXES
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
     The income tax provision attributable to continuing operations and discontinued operations is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Continuing operations	$235,644	$205,959	$113,387
Discontinued operations	—	31,731	2,651

	$235,644	$237,690	$116,038

     The income tax provision attributable to income from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Current—federal	$224,850	$200,419	$68,760
Deferred—federal	2,140	(9,155)	40,142

Provision for federal income taxes	226,990	191,264	108,902

Current—state	5,252	2,851	5,167
Deferred—state	6,811	11,420	(682)

Provision for state income taxes	12,063	14,271	4,485

Current—foreign	(2,979)	424	—
Deferred—foreign	(430)	—	—

Provision for foreign income taxes	(3,409)	424	—

	$235,644	$205,959	$113,387

     A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2005	2004	2003
Federal income tax statutory rate	35.0%	35.0%	35.0%
State income tax (net of federal benefit)	1.2	1.7	0.8
Reversal of reserves for prior tax years	—	(1.0)	(3.9)
Foreign earnings repatriation – benefit of American Job Creation Act of 2004	(1.5)	—	—
Tax credits	(1.2)	(0.6)	(0.8)
Permanent and other items, net	1.2	2.0	1.9

	34.7%	37.1%	33.0%

     The major tax effected components of the Company’s net deferred tax liability are as follows:

	At December 31,
	2005	2004
	(In thousands)
Deferred tax assets—federal and state
Bad debt reserve	$32,490	$25,168
Deferred compensation	31,230	25,131
Net operating loss carryforward	7,253	8,569
Preopening and start-up costs	3,801	4,305
Accruals, reserves and other	35,675	37,152
Investments in unconsolidated affiliates	265	(130,059)
Long-term debt	20,902	(18,548)

	131,616	(48,282)
Less: Valuation allowance	(5,734)	(5,608)

	125,882	(53,890)

Deferred tax liabilities—federal and state
Property and equipment	(3,350,365)	(1,710,006)
Intangibles	(88,800)	1,966
Unremitted earnings of foreign subsidiary	—	(11,150)

	(3,439,165)	(1,719,190)

Deferred taxes—foreign	2,027	1,660
Less: Valuation allowance	(1,597)	(1,660)

	430	—

Net deferred tax liability	$(3,312,853)	$(1,773,080)

     For U.S. federal income tax return purposes, the Company has a net operating loss carryforward of $2 million, which will begin to expire in 2012. For state income tax purposes, the Company has a New Jersey net operating loss carryforward of $112 million, which equates to a deferred tax asset of $7 million, after federal tax effect, and before valuation allowance. The New Jersey net operating loss carryforwards began to expire in 2005.
     At December 31, 2005, there is a $6 million valuation allowance provided on certain New Jersey state net operating loss carryforwards and other New Jersey state deferred tax assets and a $2 million valuation allowance related to certain foreign deferred tax assets because management believes these assets do not meet the “more likely than not” criteria for recognition under SFAS 109. Management believes all other deferred tax assets are more likely than not to be realized because of the future reversal of existing taxable temporary differences and expected future taxable income. Accordingly, there are no other valuation allowances provided at December 31, 2005.
     As anticipated, the United States Treasury issued guidance during 2005 that clarified provisions of the American Job Creation Act of 2004 (the “Act”) that provide for a special one-time deduction of 85 percent on certain repatriated earnings of foreign subsidiaries. This guidance clarified for the Company that the planned repatriation of the net proceeds of its Australia operations would qualify for the one-time deduction. Consequently, the Company repatriated the net proceeds during 2005 and secured the benefits of the deduction. Since the Company provided deferred taxes in 2004 on the basis that the net proceeds would be repatriated without the benefit of the one-time deduction, a tax benefit of $10 million was recorded in 2005 to reflect the benefit of the Act. The Company considered the earnings of its Australia operations permanently reinvested prior to the sale of such operations in 2004.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
     Leases. The Company leases real estate and various equipment under operating and, to a lesser extent, capital lease arrangements. Certain real estate leases provide for escalation of rent based upon a specified price index and/or based upon periodic appraisals.

     At December 31, 2005, the Company was obligated under non-cancelable operating leases and capital leases to make future minimum lease payments as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)
Years ending December 31,
2006	$13,462	$1,979
2007	11,370	1,448
2008	9,447	512
2009	8,728	126
2010	8,263	—
Thereafter	337,989	—

Total minimum lease payments	$389,259	4,065

Less: Amounts representing interest		(683)

Total obligations under capital leases		3,382
Less: Amounts due within one year		(1,584)

Amounts due after one year		$1,798

     The current and long-term obligations under capital leases are included in “Other accrued liabilities” and “Other long-term obligations,” respectively, in the accompanying consolidated balance sheets. Rental expense for operating leases was $23 million, $19 million and $19 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     Detroit Development Agreement. Under the August 2002 revised development agreement with the City of Detroit, MGM Grand Detroit, LLC and the Company are subject to certain obligations in exchange for the ability to develop a permanent casino complex. The Company recorded an intangible asset (development rights, deemed to have an indefinite life) in connection with its obligations under the revised development agreement. Outstanding obligations include continued letter of credit support for $50 million of bonds issued by the Economic Development Corporation of the City of Detroit, which mature in 2009. In addition, the City required an indemnification of up to $20 million related to the Lac Vieux and certain other litigation, of which $2.5 million had been paid as of December 31, 2005. In addition to the above obligations, the Company will pay the City of Detroit 2% of gaming revenues (1% if annual revenues do not exceed $400 million) beginning January 1, 2006.
     Until April 2005, the ability to construct the permanent casino facility was subject to resolution of the Lac Vieux litigation. In April 2005, the 6th Circuit Court of Appeals ruled on the three pending appeals, approved the settlement agreement between Lac Vieux and the two other Detroit casino developers, dismissed Lac Vieux’s request for a reselection process for our subsidiary’s casino franchise and lifted the injunction prohibiting the City and the Detroit developers from commencing construction of the permanent hotel and casino complexes. As a result of the resolution of the Lac Vieux litigation and the current status of the other litigation to which the indemnification relates, the Company determined that the necessary accrual for the indemnification to the City was $2.5 million, and recorded a reduction in accrued liabilities and a corresponding reduction in the development rights intangible asset.
     The Company has acquired the land and begun construction on the permanent casino facility. The permanent facility is expected to open in late 2007 at a cost of $765 million, including land and preopening costs, and will feature a 400-room hotel, 100,000-square foot casino, numerous restaurant and entertainment amenities, and spa and convention facilities. The complete design, timing and cost of the permanent facility are at a preliminary stage, and are subject to risks attendant to large-scale projects.
     Macau. In connection with its investment in MGM Grand Paradise Limited, the Company has committed to loan the entity up to $100 million, which will be accounted for as an additional element of the Company’s investment in the venture.
     New York Racing Association. The Company has entered into a definitive agreement with the New York Racing Association (“NYRA”) to manage video lottery terminals (“VLTs”) at NYRA’s Aqueduct horseracing facility in metropolitan New York. The Company will assist in the development of the approximately $170 million facility, including providing project financing, and will manage the facility for a term of five years (extended automatically if the financing provided by the Company is not fully repaid) for a fee. Recent legislative changes will allow the Company to operate the VLTs past the expiration date of the current NYRA franchise agreement.

     United Kingdom. In November 2003, the Company entered into an agreement with Newcastle United PLC to create a 50-50 joint venture, which would build a major new mixed-use development, including a regional casino, on a site adjacent to Newcastle United’s football stadium. The Company made an equity investment of £5 million ($8.6 million based on exchange rates at December 31, 2005). The agreement is cancelable, and the equity investment is refundable, if certain conditions are not met within specified time frames, including obtaining a regional casino license and regulatory approvals, and the implementation of an acceptable tax regime.
     The Company had an agreement with the Earls Court and Olympia Group, which operates large trade show facilities in London, to develop an entertainment and gaming facility. In 2005, the agreement was terminated and the Company received a refund of its £1.75 million deposit ($3.2 million).
     The Signature at MGM Grand. In 2004, the venture obtained construction financing for up to $210 million for the development of Tower 1. The Company has provided a guaranty for up to 50% of the interest and principal obligations on the construction financing. The remaining 50% of interest and principal obligations is guaranteed by affiliates of the venture’s other member. These affiliates and the Company have also jointly and severally provided a completion guaranty.
     In 2005, the venture obtained construction financing for up to $230 million for the development of Tower 2. The Company has provided a guaranty for up to 50% of the interest and principal obligations on the construction financing, with such guaranty decreasing by 50% relative to the principal when construction is 50% complete. The remaining 50% of interest and principal obligations is guaranteed by affiliates of the venture’s other investor. These affiliates and the Company have also jointly and severally provided a completion guaranty. The Company recorded the value of its guaranty obligations for Towers 1 and 2, approximately $3 million, in “Other long-term liabilities” in the accompanying consolidated balance sheets.
     Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At December 31, 2005, the Company had provided a $50 million letter of credit to support the Economic Development Corporation of the City of Detroit bonds referred to above, which are a liability of the Company.
     Litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position or results of operations.
NOTE 13 — STOCKHOLDERS’ EQUITY
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
     Stock repurchases. Share repurchases are only conducted under repurchase programs approved by the Board of Directors and publicly announced. Share repurchase activity was as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
August 2001 authorization (2.8 million shares purchased)	$—	$—	$36,034
February 2003 authorization (20 million shares purchased)	—	—	335,911
November 2003 authorization (16 million and 4 million shares purchased)	—	348,895	70,919
July 2004 authorization (5.5 million shares purchased)	217,316	—	—

	$217,316	$348,895	$442,864

Average price of shares repurchased	$39.51	$21.80	$16.59
     At December 31, 2005, we had 14.5 million shares available for repurchase under the July 2004 authorization.

     Restricted stock. In May 2002, the Board of Directors approved a restricted stock plan. The plan allowed for the issuance of up to 2 million shares of Company common stock to certain key employees. The restrictions on selling 50% of these shares lapsed on the third anniversary date from the grant date and the restrictions lapse on the remaining 50% on the fourth anniversary date after the grant date. Through December 31, 2005, 1,806,000 shares were issued, with an aggregate value of $32 million. This amount was recorded as deferred compensation in the accompanying consolidated balance sheets and is being amortized to operating expenses on a straight-line basis through the period in which the restrictions fully lapse. Amortization of deferred compensation was $7 million, $7 million and $8 million for the years ended December 31, 2005, 2004 and 2003, respectively. In November 2002, the Board of Directors determined that no more awards would be granted under the plan.
     Through December 31, 2005, restrictions on 852,000 shares have lapsed and 120,000 shares were cancelled before the restrictions had lapsed, leaving 834,000 restricted shares outstanding, all of which will become unrestricted in 2006. In 2005, certain recipients of restricted shares elected to use a portion of the shares on which restrictions lapsed in 2005 to pay required withholding taxes. Approximately 261,000 shares were surrendered, and became treasury shares, as a result of these elections.
NOTE 14 — EMPLOYEE BENEFIT PLANS
     Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $161 million in 2005, $86 million in 2004 and $77 million in 2003 under such plans. The plans’ sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any.
     The Company is self-insured for most health care benefits for its non-union employees. The liability for claims filed and estimates of claims incurred but not reported is included in “Other accrued liabilities” in the accompanying consolidated balance sheets.
     The Company has retirement savings plans under Section 401(k) of the Internal Revenue Code for eligible employees. The plans allow employees to defer, within prescribed limits, up to 30% of their income on a pre-tax basis through contributions to the plans. The Company matches, within prescribed limits, a portion of eligible employees’ contributions. In the case of certain union employees, the Company contributions to the plan are based on hours worked. The Company recorded charges for 401(k) contributions of $19 million in 2005, $12 million in 2004 and $10 million in 2003.
     The Company maintains a nonqualified deferred retirement plan for certain key employees. The plan allows participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax deferred earnings, plus investment earnings on the deferred balances, as a retirement fund. Participants receive a Company match of up to 4% of salary, net of any Company match received under the Company’s 401(k) plan. All employee deferrals vest immediately. The Company matching contributions vest ratably over a three-year period. The Company recorded charges for matching contributions of $2 million in 2005, $1 million in 2004 and $2 million in 2003.
     The Company implemented a supplemental executive retirement plan (“SERP”) for certain key employees effective January 1, 2001. The SERP is a nonqualified plan under which the Company makes quarterly contributions which are intended to provide a retirement benefit that is a fixed percentage of a participant’s estimated final five-year average annual salary, up to a maximum of 65%. Company contributions and investment earnings on the contributions are tax-deferred and accumulate as a retirement fund. Employees do not make contributions under this plan. A portion of the Company contributions and investment earnings thereon vests after three years of SERP participation and the remaining portion vests after both five years of SERP participation and 10 years of continuous service. The Company recorded expense under this plan of $6 million in 2005, $5 million in 2004 and $5 million in 2003.
     Mandalay sponsored a defined benefit pension plan (the “Mandalay SERP”) under which certain key employees earned supplemental pension benefits based upon their respective years of service, compensation and tier category set out in the plan document. The Mandalay SERP was terminated in July 2005 and lump-sum payouts to the plan participants in the aggregate amount of $145 million were made. In purchase accounting, all previously recognized amounts related to the SERP were eliminated and a liability was recorded at the value of the lump-sum payouts as of the date of the merger, approximately $146 million. Related investments intended to fund the Mandalay SERP of $96 million were liquidated in July 2005 and used to fund a portion of the lump-sum payouts.

NOTE 15 — RESTRUCTURING COSTS
     Restructuring costs (credit) consisted of the following:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Contract termination costs	$—	$3,693	$4,049
Siegfried & Roy show closure – The Mirage	—	—	1,623
Other	(59)	1,932	925

	$(59)	$5,625	$6,597

     There were no material restructuring activities in 2005. At December 31, 2005, there were no material restructuring accruals. All material restructuring costs have been fully paid or otherwise resolved.
     In 2004, restructuring costs include $3 million for contract termination costs related to the Aqua restaurant at Bellagio and $2 million of workforce reduction costs at MGM Grand Detroit as a result of the Company’s efforts to minimize the impact of a gaming tax increase in Michigan.
     In 2003, restructuring costs included $2 million related to the closure of the Siegfried & Roy show, primarily for severance costs of employees involved in the show’s production. Also, the Company terminated a restaurant lease and closed two marketing offices, resulting in $4 million of contract termination charges. Other severance of $1 million in 2003 related primarily to restructuring of table games staffing at several resorts.
NOTE 16 — PROPERTY TRANSACTIONS, NET
     Property transactions, net consisted of the following:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Impairment of assets to be disposed of	$22,651	$473	$7,172
Write-off of abandoned capital projects	5,971	—	—
Demolition costs	5,362	7,057	6,614
Gain on sale of North Las Vegas land	—	—	(36,776)
Other net losses on asset sales or disposals	2,896	1,135	4,049

	$36,880	$8,665	$(18,941)

     In 2005, recognized impairments relate primarily to assets removed from service in connection with new capital projects at several resorts, including Bellagio, TI, The Mirage and Mandalay Bay. The amount of the impairments was based on the net book value of the disposed assets. Abandoned projects included individually insignificant projects at several resorts. Demolition costs related primarily to room remodel activity at MGM Grand Las Vegas and the new showroom at The Mirage.
     In 2004, there were no material unusual property transactions. In 2003, the Company sold 315 acres of land in North Las Vegas, Nevada near Shadow Creek for approximately $55 million, which resulted in a pretax gain of approximately $37 million. Also in 2003, the Company recorded write-downs and impairments of assets abandoned or replaced with new construction, primarily at MGM Grand Las Vegas in preparation for new restaurants and the KÀ theatre. Demolition costs in 2004 and 2003 relate primarily to preparation for the Bellagio standard room remodel, Bellagio expansion and the KÀ theatre at MGM Grand Las Vegas.

NOTE 17 — RELATED PARTY TRANSACTIONS
     The Company’s related party transactions consisted of the following:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Revenue from related parties	$1,081	$635	$871

Related party payments:
Professional fees	$12,757	$4,084	$1,551
License payments	—	1,000	1,000
Other	1,866	248	469

	$14,623	$5,332	$3,020

Transactions with unconsolidated affiliates:
Rent payments from Borgata	$3,620	$1,208	$1,060

Net reimbursements from Borgata — Renaissance Pointe costs	$522	$575	$9,969

Rent payments from The Signature at MGM Grand	$770	$785	$—

Rent payments from Silver Legacy	$40	$—	$—

Tram payments to Monte Carlo	$1,021	$3,950	$3,876

     Borgata leases 10 acres from the Company on a long-term basis for use in its current operations and for its expansion. Additionally Borgata leases nine acres from the Company on a short-term basis for surface parking. The net reimbursements from Borgata are related to Borgata’s responsibility for a portion of the master plan improvements at Renaissance Pointe and the Company’s responsibility for environmental cleanup costs incurred by Borgata. The rent payments from The Signature of MGM Grand are for the sales office, which is located inside MGM Grand Las Vegas. The tram payments to Monte Carlo were compensation for lost business as a result of closing the tram between Bellagio and Monte Carlo in preparation for the Bellagio expansion.
     Primarily all of the professional fees paid to related parties were for legal fees to a firm affiliated with the Company’s general counsel and a former director of the Company. At December 31, 2005, the Company owed the firm $3.1 million.

NOTE 18 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION
     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, and the senior and senior subordinated notes of the Company and its subsidiaries. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 is as follows:

	As of and for the Year Ended December 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Balance Sheet
Current assets	$89,153	$885,991	$43,439	$—	$1,018,583
Property and equipment, net	7,113	16,373,113	173,397	(11,972)	16,541,651
Investments in subsidiaries	14,569,623	183,208	—	(14,752,831)	—
Investments in unconsolidated affiliates	127,902	904,138	241,279	(342,165)	931,154
Other non-current assets	86,011	2,018,809	103,212	—	2,208,032

	$14,879,802	$20,365,259	$561,327	$(15,106,968)	$20,699,420

Current liabilities	$345,195	$1,148,306	$41,067	$—	$1,534,568
Intercompany accounts	(1,794,833)	1,726,415	68,418	—	—
Deferred income taxes	3,378,371	—	—	—	3,378,371
Long-term debt	9,713,754	2,641,679	—	—	12,355,433
Other non-current liabilities	2,243	143,733	50,000	—	195,976
Stockholders’ equity	3,235,072	14,705,126	401,842	(15,106,968)	3,235,072

	$14,879,802	$20,365,259	$561,327	$(15,106,968)	$20,699,420

Statement of Income
Net revenues	$—	$6,040,874	$441,093	$—	$6,481,967
Equity in subsidiaries earnings	1,237,919	152,107	—	(1,390,026)	—
Expenses:
Casino and hotel operations	—	3,313,176	233,883	—	3,547,059
General and administrative	—	902,623	55,640	—	958,263
Corporate expense	13,797	116,836	—	—	130,633
Preopening and start-up expenses	—	15,249	503	—	15,752
Restructuring costs (credit)	—	(59)	—	—	(59)
Property transactions, net	—	36,446	434	—	36,880
Depreciation and amortization	2,390	559,062	26,650	—	588,102

	16,187	4,943,333	317,110	—	5,276,630

Income from unconsolidated affiliates	—	120,330	31,541	—	151,871

Operating income	1,221,732	1,369,978	155,524	(1,390,026)	1,357,208
Interest expense, net	(532,884)	(112,567)	1,402	—	(644,049)
Other, net	(14,293)	(20,005)	39	—	(34,259)

Income before income taxes	674,555	1,237,406	156,965	(1,390,026)	678,900
Provision for income taxes	(231,299)	—	(4,345)	—	(235,644)

Net income	$443,256	$1,237,406	$152,620	$(1,390,026)	$443,256

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(449,590)	$1,471,372	$161,014	$—	$1,182,796
Net cash provided by (used in) investing activities	(4,587,820)	(618,007)	(93,687)	(3,303)	(5,302,817)
Net cash provided by (used in) financing activities	5,043,152	(732,145)	(251,484)	3,303	4,062,826

	As of and for the Year Ended December 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Balance Sheet
Current assets	$48,477	$541,537	$230,188	$—	$820,202
Property and equipment, net	8,266	8,820,342	97,506	(11,972)	8,914,142
Investments in subsidiaries	8,830,922	192,290	—	(9,023,212)	—
Investments in unconsolidated affiliates	127,902	1,056,903	—	(342,165)	842,640
Other non-current assets	67,672	346,201	124,172	—	538,045

	$9,083,239	$10,957,273	$451,866	$(9,377,349)	$11,115,029

Current liabilities	$132,279	$726,581	$69,117	$—	$927,977
Intercompany accounts	(231,630)	206,698	24,932	—	—
Deferred income taxes	1,802,008	—	—	—	1,802,008
Long-term debt	4,607,118	851,730	—	—	5,458,848
Other non-current liabilities	1,760	102,595	50,137	—	154,492
Stockholders’ equity	2,771,704	9,069,669	307,680	(9,377,349)	2,771,704

	$9,083,239	$10,957,273	$451,866	$(9,377,349)	$11,115,029

Statement of Income
Net revenues	$—	$3,816,162	$421,942	$—	$4,238,104
Equity in subsidiaries earnings	955,995	117,686		(1,073,681)	—
Expenses:
Casino and hotel operations	—	2,077,863	211,386	—	2,289,249
General and administrative	—	552,907	59,725	—	612,632
Corporate expense	11,988	65,922	—	—	77,910
Preopening and start-up expenses	129	10,147	—	—	10,276
Restructuring costs	—	4,118	1,507	—	5,625
Property transactions, net	(1,521)	9,831	355	—	8,665
Depreciation and amortization	1,039	371,229	30,277	—	402,545

	11,635	3,092,017	303,250	—	3,406,902

Income from unconsolidated affiliates	—	119,658	—	—	119,658

Operating income	944,360	961,489	118,692	(1,073,681)	950,860
Interest expense, net	(322,627)	(49,129)	(966)	—	(372,722)
Other, net	162	(22,532)	47	—	(22,323)

Income from continuing operations before income taxes	621,895	889,828	117,773	(1,073,681)	555,815
Provision for income taxes	(206,258)	—	299	—	(205,959)

Income from continuing operations	415,637	889,828	118,072	(1,073,681)	349,856
Discontinued operations	(3,305)	7,362	58,419	—	62,476

Net income	$412,332	$897,190	$176,491	$(1,073,681)	$412,332

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(351,000)	$1,038,957	$141,290	$—	$829,247
Net cash provided by (used in) investing activities	(20,325)	(448,995)	125,856	(4,289)	(347,753)
Net cash provided by (used in) financing activities	381,467	(599,480)	(112,248)	4,289	(325,972)

	For the Year Ended December 31, 2003
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Statement of Income
Net revenues	$—	$3,466,394	$396,349	$—	$3,862,743
Equity in subsidiaries earnings	646,997	110,528	—	(757,525)	—
Expenses:
Casino and hotel operations	—	1,956,900	195,336	—	2,152,236
General and administrative	—	534,082	51,079	—	585,161
Corporate expense	5,892	55,649	—	—	61,541
Preopening and start-up expenses	105	28,711	450	—	29,266
Restructuring costs	248	6,349	—	—	6,597
Property transactions, net	363	(19,855)	551	—	(18,941)
Depreciation and amortization	1,081	367,030	32,655	—	400,766

	7,689	2,928,866	280,071	—	3,216,626

Income from unconsolidated affiliates	—	53,612	—	—	53,612

Operating income	639,308	701,668	116,278	(757,525)	699,729
Interest expense, net	(278,122)	(53,378)	(2,008)	—	(333,508)
Other, net	(6,134)	(16,427)	—	—	(22,561)

Income from continuing operations before income taxes	355,052	631,863	114,270	(757,525)	343,660
Provision for income taxes	(109,645)	—	(3,742)	—	(113,387)

Income from continuing operations	245,407	631,863	110,528	(757,525)	230,273
Discontinued operations	(1,710)	6,585	8,549	—	13,424

Net income	$243,697	$638,448	$119,077	$(757,525)	$243,697

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(306,665)	$904,743	$142,681	$53	$740,812
Net cash provided by (used in) investing activities	(5,000)	(525,983)	(20,658)	(4,047)	(555,688)
Net cash provided by (used in) financing activities	310,575	(385,004)	(94,800)	3,994	(165,235)

NOTE 19 — SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share amounts)
2005
Net revenues	$1,204,135	$1,715,956	$1,808,243	$1,753,633	$6,481,967
Operating income	293,176	377,929	339,999	346,104	1,357,208
Income from continuing operations	111,079	141,168	93,210	97,799	443,256
Net income	111,079	141,168	93,210	97,799	443,256
Basic income per share:
Income from continuing operations	$0.39	$0.49	$0.33	$0.34	$1.56
Net income	0.39	0.49	0.33	0.34	1.56
Diluted income per share:
Income from continuing operations	$0.38	$0.48	$0.31	$0.33	$1.50
Net income	0.38	0.48	0.31	0.33	1.50

2004
Net revenues	$1,066,436	$1,072,525	$1,036,396	$1,062,747	$4,238,104
Operating income	254,666	260,597	222,357	213,240	950,860
Income from continuing operations	97,140	101,663	76,167	74,886	349,856
Net income	105,848	104,717	126,881	74,886	412,332
Basic income per share:
Income from continuing operations	$0.34	$0.36	$0.28	$0.27	$1.25
Net income	0.37	0.37	0.46	0.27	1.48
Diluted income per share:
Income from continuing operations	$0.33	$0.35	$0.27	$0.26	$1.21
Net income	0.36	0.36	0.45	0.26	1.43
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
Dated: March 13, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Terrence Lanni	Chairman and Chief Executive Officer	March 13, 2006
J. Terrence Lanni	(Principal Executive Officer)

/s/ James J. Murren	President, Chief Financial Officer,	March 13, 2006
James J. Murren	Treasurer and Director (Principal Financial and Accounting Officer)

/s/ John T. Redmond	President and Chief Executive Officer —	March 13, 2006
John T. Redmond	MGM Grand Resorts, LLC and Director

/s/ Robert H. Baldwin	President and Chief Executive Officer —	March 13, 2006
Robert H. Baldwin	Mirage Resorts, Incorporated, President—
Project CityCenter and Director

/s/ Gary N. Jacobs	Executive Vice President, General	March 13, 2006
Gary N. Jacobs	Counsel, Secretary and Director

/s/ James D. Aljian	Director	March 13, 2006
James D. Aljian

Signature	Title	Date

/s/ Willie D. Davis	Director	March 13, 2006
Willie D. Davis

/s/ Alexander M. Haig, Jr.	Director	March 13, 2006
Alexander M. Haig, Jr.

/s/ Alexis M. Herman	Director	March 13, 2006
Alexis M. Herman

/s/ Roland Hernandez	Director	March 13, 2006
Roland Hernandez

/s/ Kirk Kerkorian	Director	March 13, 2006
Kirk Kerkorian

/s/ Rose McKinney-James	Director	March 13, 2006
Rose McKinney-James

/s/ Ronald M. Popeil	Director	March 13, 2006
Ronald M. Popeil

/s/ Danny M. Wade	Director	March 13, 2006
Daniel M. Wade

/s/ Melvin B. Wolzinger	Director	March 13, 2006
Melvin B. Wolzinger

MGM MIRAGE
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

			Additions		Deductions
	Balance at	Provision for	from	Write-offs,	related to	Balance at
	Beginning of	Doubtful	Mandalay	net of	Discontinued	End of
Description	Period	Accounts	Acquisition	Recoveries	Operations	Period
Allowance for Doubtful Accounts
Year Ended December 31, 2005	$59,760	$25,846	$14,423	$(22,759)	$—	$77,270
Year Ended December 31, 2004	79,087	(3,629)	—	(15,698)	—	59,760
Year Ended December 31, 2003	90,471	12,570	—	(23,072)	(882)	79,087

EXHIBIT INDEX

Exhibit
Number	Description
2(1)	Agreement and Plan of Merger, dated as of June 15, 2004, among MGM MIRAGE, Mandalay Resort Group and MGM MIRAGE Acquisition Co. #61, a wholly owned subsidiary of MGM MIRAGE (incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K dated June 17, 2004).

3(1)	Certificate of Incorporation of the Company, as amended through 1997 (incorporated by reference to Exhibit 3(1) to Registration Statement No. 33-3305 and to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3(2)	Certificate of Amendment to Certificate of Incorporation of the Company, dated January 7, 2000, relating to an increase in the authorized shares of common stock (incorporated by reference to Exhibit 3(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the “1999 10-K”)).

3(3)	Certificate of Amendment to Certificate of Incorporation of the Company, dated January 7, 2000, relating to a 2-for-1 stock split (incorporated by reference to Exhibit 3(3) to the 1999 10-K).

3(4)	Certificate of Amendment to Certificate of Incorporation of the Company, dated August 1, 2000 (incorporated by reference to Exhibit 3(i).4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 (the “September 2000 10-Q”)).

3(5)	Certificate of Amendment to Certificate of Incorporation of the Company, dated June 3, 2003, relating to compliance with provisions of the New Jersey Casino Control Act relating to holders of Company securities (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (the “June 2003 10-Q”)).

3(6)	Certificate of Amendment to Certificate of Incorporation of the Company, dated May 3, 2005 (incorporated by reference to Exhibit 3.10 to Amendment No. 1 to the Company’s Form 8-A filed with the Commission on May 11, 2005).

3(7)	Amended and Restated Bylaws of the Company, effective May 11, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 (the “June 2004 10-Q”).

4(1)	Indenture by and between Mandalay and First Interstate Bank of Nevada, N.A., as Trustee with respect to Mandalay’s 7.625% Senior Subordinated Debentures due 2013 (incorporated by reference to Exhibit 4(a) to Mandalay’s Current Report on Form 8-K dated July 21, 1993).

4(2)	Indenture, dated February 1, 1996, by and between Mandalay and First Interstate Bank of Nevada, N.A., as Trustee (incorporated by reference to Exhibit 4(b) to Mandalay’s Current Report on Form 8-K dated January 29, 1996 (the “Mandalay January 1996 8-K”)).

4(3)	Supplemental Indenture, dated February 1, 1996, by and between Mandalay and First Interstate Bank of Nevada, N.A., as Trustee, with respect to Mandalay’s 6.45% Senior Notes due February 1, 2006 (incorporated by reference to Exhibit 4(c) to the Mandalay January 1996 8-K).

4(4)	6.45% Senior Notes due February 1, 2006 in the principal amount of $200,000,000 (incorporated by reference to Exhibit 4(d) to the Mandalay January 1996 8-K).

Exhibit
Number	Description
4(5)	Indenture, dated as October 15, 1996, between MRI and Firstar Bank of Minnesota, N.A., as trustee (the “MRI 1996 Indenture”) (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Mirage Resorts, Incorporated (“MRI”) (Commission File No. 01-6697) for the fiscal quarter ended September 30, 1996 (the “MRI September 1996 10-Q”)).

4(6)	Supplemental Indenture, dated as October 15, 1996, to the MRI 1996 Indenture (incorporated by reference to Exhibit 4.2 to the MRI September 1996 10-Q).

4(7)	Supplemental Indenture, dated as of November 15, 1996, to an indenture dated February 1, 1996, by and between Mandalay and Wells Fargo Bank (Colorado), N.A., as Trustee, with respect to Mandalay’s 6.70% Senior Notes due November 15, 2096 (incorporated by reference to Exhibit 4(c) to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996 (the “Mandalay October 1996 10-Q”)).

4(8)	6.70% Senior Notes due February 15, 2096 in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4(d) to the Mandalay October 1996 10-Q).

4(9)	Indenture, dated November 15, 1996, by and between Mandalay and Wells Fargo Bank (Colorado), N.A., as Trustee (incorporated by reference to Exhibit 4(e) to the Mandalay October 1996 10-Q).

4(10)	Supplemental Indenture, dated as of November 15, 1996, to an indenture dated November 15, 1996, by and between Mandalay and Wells Fargo Bank (Colorado), N.A., as Trustee, with respect to Mandalay’s 7.0% Senior Notes due November 15, 2036 (incorporated by reference to the Mandalay October 1996 10-Q).

4(11)	7.0% Senior Notes due February 15, 2036, in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4(g) to the Mandalay October 1996 10-Q).

4(12)	Indenture, dated as of August 1, 1997, between MRI and First Security Bank, National Association, as trustee (the “MRI 1997 Indenture”) (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of MRI for the fiscal quarter ended June 30, 1997 (the “MRI June 1997 10-Q”)).

4(13)	Supplemental Indenture, dated as of August 1, 1997, to the MRI 1997 Indenture (incorporated by reference to Exhibit 4.2 to the MRI June 1997 10-Q).

4(14)	Indenture, dated as of February 4, 1998, between MRI and PNC Bank, National Association, as trustee (the “MRI 1998 Indenture”) (incorporated by reference to Exhibit 4(e) to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1997 (the “MRI 1997 10-K”)).

4(15)	Supplemental Indenture, dated as of February 4, 1998, to the MRI 1998 Indenture (incorporated by reference to Exhibit 4(f) to the MRI 1997 10-K).

4(16)	Indenture, dated as of May 31, 2000, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated May 22, 2000 (the “May 2000 8-K”)).

4(17)	Indenture dated as of July 24, 2000 by and between Mandalay and The Bank of New York with respect to $500 million aggregate principal amount of 10.25% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 to Mandalay’s Form S-4 Registration Statement No. 333-44216).

4(18)	Indenture dated as of August 16, 2000 by and between Mandalay and The Bank of New York, with respect to $200 million aggregate principal amount of 9.5% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to Mandalay’s Form S-4 Registration Statement No. 333-44838).

Exhibit
Number	Description
4(19)	Indenture, dated as of September 15, 2000, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4 to the Company’s Amended Current Report on Form 8-K/A dated September 12, 2000).

4(20)	First Supplemental Indenture, dated as of September 15, 2000, among the Company, Bellagio Merger Sub, LLC and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4(11) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 10-K”)).

4(21)	First Supplemental Indenture, dated as of September 30, 2000, among the Company, Bellagio Merger Sub, LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(12) to the 2000 10-K).

4(22)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1996 Indenture (incorporated by reference to Exhibit 4(13) to the 2000 10-K).

4(23)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1997 Indenture (incorporated by reference to Exhibit 4(14) to the 2000 10-K).

4(24)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1998 Indenture (incorporated by reference to Exhibit 4(15) to the 2000 10-K).

4(25)	Second Supplemental Indenture, dated as of December 31, 2000, among the Company, MGM Grand Hotel & Casino Merger Sub, LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(16) to the 2000 10-K).

4(26)	Second Supplemental Indenture, dated as of December 31, 2000, among the Company, MGM Grand Hotel & Casino Merger Sub, LLC and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4(17) to the 2000 10-K).

4(27)	Indenture, dated as of January 23, 2001, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated January 18, 2001).

4(28)	Indenture dated as of December 20, 2001 by and among Mandalay and The Bank of New York, with respect to $300 million aggregate principal amount of 9.375% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.1 to Mandalay’s Form S-4 Registration Statement No. 333-82936).

4(29)	Indenture dated as of March 21, 2003 by and among Mandalay and The Bank of New York with respect to $400 million aggregate principal amount of Floating Rate Convertible Senior Debentures due 2033 (incorporated by reference to Exhibit 4.44 to Mandalay’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003).

4(30)	First Supplemental Indenture dated as of July 26, 2004, relating to Mandalay’s Floating Rate Senior Convertible Debentures due 2033 (incorporated by reference to Exhibit 4 to Mandalay’s Current Report on Form 8-K dated July 26, 2004).

4(31)	Indenture, dated as of July 31, 2003, by and between Mandalay and The Bank of New York with respect to $250 million aggregate principal amount of 6.5% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003).

4(32)	Indenture, dated as of September 17, 2003, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 11, 2003).

Exhibit
Number	Description
4(33)	Indenture, dated as of November 25, 2003, by and between Mandalay and The Bank of New York with respect to $250 million aggregate principal amount of 6.375% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003).

4(34)	Indenture dated as of February 27, 2004, among the Company, as issuer, the Subsidiary Guarantors, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated February 27, 2004).

4(35)	Indenture dated as of August 25, 2004, among the Company, as issuer, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 25, 2004).

4(36)	Indenture, dated June 20, 2005, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 20, 2005).

4(37)	Supplemental Indenture, dated September 9, 2005, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 9, 2005).

10.1(1)	Guarantee, dated as of May 31, 2000, by certain subsidiaries of the Company, in favor of The Chase Manhattan Bank, as successor in interest to PNC Bank, National Association, as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.4 to the May 2000 8-K).

10.1(2)	Schedule setting forth material details of the Guarantee, dated as of May 31, 2000, by certain subsidiaries of the Company, in favor of U.S. Trust Company, National Association (formerly known as U.S. Trust Company of California, N.A.), as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.5 to the May 2000 8-K).

10.1(3)	Guarantee (Mirage Resorts, Incorporated 7.25% Senior Notes Due October 15, 2006), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of Firstar Bank of Minnesota, N.A., as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.6 to the May 2000 8-K).

10.1(4)	Schedule setting forth material details of the Guarantee (Mirage Resorts, Incorporated 6.75% Notes Due February 1, 2008), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of The Chase Manhattan Bank, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.7 to the May 2000 8-K).

10.1(5)	Schedule setting forth material details of the Guarantee (Mirage Resorts, Incorporated 6.75% Notes Due August 1, 2007 and 7.25% Debentures Due August 1, 2017), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of First Security Bank, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.8 to the May 2000 8-K).

10.1(6)	Instrument of Joinder, dated as of May 31, 2000, by MRI and certain of its wholly owned subsidiaries, in favor of the beneficiaries of the Guarantees referred to therein (incorporated by reference to Exhibit 10.9 to the May 2000 8-K).

10.1(7)	Guarantee (MGM MIRAGE 9.75% Senior Subordinated Notes due 2007) dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York N.A., as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005 (the “September 2005 10-Q”)).

Exhibit
Number	Description
10.1(8)	Guarantee (MGM MIRAGE 8.5% Senior Notes due 2010), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York N.A., as successor to U.S. Trust Company, National Association, for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.7 to the September 2005 10-Q).

10.1(9)	Guarantee (Mirage Resorts, Incorporated 7.25% Senior Notes due 2006), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.8 to the September 2005 10-Q).

10.1(10)	Guarantee (Mandalay Resort Group 7.625% Senior Subordinated Notes due 2013), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.9 to the September 2005 10-Q).

10.1(11)	Guarantee (Mandalay Resort Group 6.45% Senior Notes due 2006), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of Wells Fargo Bank (Colorado), N.A., as successor in interest to First Interstate Bank of Nevada, N.A., as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.10 to the September 2005 10-Q).

10.1(12)	Guarantee (MGM MIRAGE 8.375% Senior Subordinated Notes due 2011), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York N.A., successor to the United States Trust Company of New York, as trustee for the benefit of holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.11 to the September 2005 10-Q).

10.1(13)	Guarantee (MGM MIRAGE 6.0% Senior Notes due 2009), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.12 to the September 2005 10-Q).

10.1(14)	Guarantee (MGM MIRAGE 6.0% Senior Notes due 2009 (Exchange Notes)), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.13 to the September 2005 10-Q).

10.1(15)	Guarantee (MGM MIRAGE 5.875% Senior Notes due 2014), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.14 to the September 2005 10-Q).

10.1(16)	Guarantee (MGM MIRAGE 5.875% Senior Notes due 2014 (Exchange Notes)), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.15 to the September 2005 10-Q).

10.1(17)	Guarantee (MGM MIRAGE 6.75% Senior Notes due 2012), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.16 to the September 2005 10-Q).

10.1(18)	Guarantee (Mirage Resorts, Incorporated 6.75% Senior Notes due 2007 and 7.25% Debentures due 2017), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of Wells Fargo Bank Northwest, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.17 to the September 2005 10-Q).

Exhibit
Number	Description
10.1(19)	Guarantee (Mirage Resorts, Incorporated 6.75% Senior Notes due 2008), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of JPMorgan Chase Bank, N.A., successor in interest to PNC Bank, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.18 to the September 2005 10-Q).

10.1(20)	Guarantee (Mandalay Resort Group 10.25% Senior Subordinated Notes due 2007), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.19 to the September 2005 10-Q).

10.1(21)	Guarantee (Mandalay Resort Group 9.375% Senior Subordinated Notes due 2010), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.20 to the September 2005 10-Q).

10.1(22)	Guarantee (Mandalay Resort Group 6.70% Senior Notes due 2096), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as successor in interest to First Interstate Bank of Nevada, N.A., as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.21 to the September 2005 10-Q).

10.1(23)	Guarantee (Mandalay Resort Group 7.0% Senior Notes due 2036), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.22 to the September 2005 10-Q).

10.1(24)	Guarantee (Mandalay Resort Group 9.5% Senior Notes due 2008), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.23 to the September 2005 10-Q).

10.1(25)	Guarantee (Mandalay Resort Group Floating Rate Convertible Senior Debentures due 2033), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.24 to the September 2005 10-Q).

10.1(26)	Guarantee (Mandalay Resort Group 6.5% Senior Notes due 2009), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.25 to the September 2005 10-Q).

10.1(27)	Guarantee (Mandalay Resort Group 6.375% Senior Notes due 2011), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.26 to the September 2005 10-Q).

10.1(28)	Fourth Amended and Restated Loan Agreement, dated November 22, 2004, by and among the Company, as Borrower, MGM Grand Detroit, LLC, as a Co-Borrower, the Lenders and Co-Documentation Agents therein named, Bank of America, N.A., as the Administrative Agent, The Royal Bank of Scotland PLC, as the Syndication Agent, and Bank of America Securities LLC and The Royal Bank of Scotland PLC, as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to Exhibit 10.1(10) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

Exhibit
Number	Description
10.1(29)	Guaranty Agreement, dated August 16, 2004, by MGM MIRAGE in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Lenders from time to time party to a Construction Loan Agreement with the Borrower, Turnberry/MGM Grand Towers, LLC (incorporated by reference to Exhibit 10.2 of the September 2004 10-Q).

10.1(30)	Guaranty Agreement, dated September 21, 2005, by MGM MIRAGE in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Lenders from time to time party to a Construction Loan Agreement with the Borrower, Turnberry/MGM Grand Tower B, LLC.

10.2(1)	Lease, dated August 3, 1977, by and between B&D Properties, Inc., as lessor, and Mandalay, as lessee; Amendment of Lease, dated May 6, 1983 (incorporated by reference to Exhibit 10(h) to Mandalay’s Registration Statement (No. 2-85794) on Form S-1).

10.2(2)	Lease by and between Robert Lewis Uccelli, guardian, as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease (incorporated by reference to Exhibit 10(p) to Mandalay’s Registration Statement (No. 33-4475) on Form S-1).

10.2(3)	Amended and Restated Ground Lease Agreement, dated July 1, 1993, between Primm South Real Estate Company and The Primadonna Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Primadonna Resorts, Inc. (Commission File No. 0-21732) for the fiscal quarter ended September 30, 1993).

10.2(4)	First Amendment to the Amended and Restated Ground Lease Agreement and Consent and Waiver, dated as of August 25, 1997, between The Primadonna Corporation and Primm South Real Estate Company (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Primadonna Resorts, Inc. for the fiscal year ended December 31, 1997).

10.2(5)	Public Trust Tidelands Lease, dated February 4, 1999, between the State of Mississippi and Beau Rivage Resorts, Inc. (without exhibits) (incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1999).

*10.3(1)	Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

*10.3(2)	1997 Nonqualified Stock Option Plan, Amended and Restated February 2, 2004 (incorporated by reference to Exhibit 10.1 of the June 2004 10-Q).

*10.3(3)	MGM MIRAGE 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 filed May 12, 2005).

*10.3(4)	Amended and Restated Annual Performance Based Incentive Plan for Executive Officers, giving effect to amendment approved by the Company’s shareholders on May 13, 2003 (incorporated by reference to Appendix B to the Company’s 2003 Proxy Statement).

*10.3(5)	Non-Qualified Deferred Compensation Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.3(12) to the 2000 10-K).

*10.3(6)	Supplemental Executive Retirement Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.3(13) to the 2000 10-K).

*10.3(7)	Deferred Compensation Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 10, 2005 (the “January 2005 8-K”).

Exhibit
Number	Description
*10.3(8)	Supplemental Executive Retirement Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.1 to the January 2005 8-K).

*10.3(9)	Amendment to Deferred Compensation Plan II, dated as of December 21, 2005.

*10.3(10)	Employment Agreement, dated September 16, 2005 between the Company and J. Terrence Lanni (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2005 (the “September 16, 2005 8-K”)).

*10.3(11)	Employment Agreement, dated September 16, 2005 between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.2 to the September 16, 2005 8-K).

*10.3(12)	Employment Agreement, dated September 16, 2005 between the Company and John Redmond (incorporated by reference to Exhibit 10.3 to the September 16, 2005 8-K).

*10.3(13)	Employment Agreement, dated September 16, 2005 between the Company and James J. Murren (incorporated by reference to Exhibit 10.4 to the September 16, 2005 8-K).

*10.3(14)	Employment Agreement, dated September 16, 2005 between the Company and Gary N. Jacobs (incorporated by reference to Exhibit 10.5 to the September 16, 2005 8-K).

10.4(1)	Second Amended and Restated Joint Venture Agreement of Marina District Development Company, dated as of August 31, 2000, between MAC, CORP. and Boyd Atlantic City, Inc. (without exhibits) (incorporated by reference to Exhibit 10.2 to the September 2000 10-Q).

10.4(2)	Contribution and Adoption Agreement, dated as of December 13, 2000, among Marina District Development Holding Co., LLC, MAC, CORP. and Boyd Atlantic City, Inc. (incorporated by reference to Exhibit 10.4(15) to the 2000 10-K).

10.4(3)	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp.—Commission File No. 333-87202).

10.4(4)	Amended and Restated Joint Venture Agreement, dated as of June 25, 2002, between Nevada Landing Partnership and RBG, L.P. (incorporated by reference to Exhibit 10.1 to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004.)

10.4(5)	Amendment No.1 to Amended and Restated Joint Venture Agreement, dated as of April 25, 2005, by and among Nevada Landing Partnership, an Illinois general partnership, and RBG, L.P., an Illinois limited partnership.

10.4(6)	Amended and Restated Subscription and Shareholders Agreement, dated June 19, 2004, among Pansy Ho, Grand Paradise Macau Limited, MGMM Macau, Ltd., MGM MIRAGE Macau, Ltd., MGM MIRAGE and MGM Grand Paradise Limited (formerly N.V. Limited) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2005).

10.5(1)	Revised Development Agreement among the City of Detroit, The Economic Development Corporation of the City of Detroit and MGM Grand Detroit, LLC (incorporated by reference to Exhibit 10.10 to the June 2002 10-Q).

10.5(2)	Revised Development Agreement effective August 2, 2002, by and among the City of Detroit, The Economic Development Corporation of the City of Detroit and Detroit Entertainment, L.L.C. (incorporated by reference to Exhibit 10.61 of Mandalay’s Annual Report on Form 10-K for the year ended January 31, 2005).

10.6(1)	Agreement and Plan of Merger dated as of March 22, 2005 among Mandalay Resort Group, MGM MIRAGE, Circus Circus Michigan, Inc., CCM Merger Inc., and CCM Merger Sub., Inc. (incorporated by reference to Exhibit 2.01 to Mandalay’s Current Report on Form 8-K dated March 22, 2005).

Exhibit
Number	Description
10.6(2)	Letter Agreement, dated March 22, 2005, between MGM MIRAGE and CCM Merger Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 22, 2005).

21	List of subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

99	Description of Regulation and Licensing.

*	Management contract or compensatory plan or arrangement.

**	Exhibits 32.1 and 32.2 shall not be deemed filed with the Securities and Exchange Commission, nor shall they be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Securities Exchange Act of 1934 or the Securities Act of 1933, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.