Form 10-Q
period 2006-03-31
MGM MIRAGE
filed 2006-05-10
CIK 789570

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
     Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):
     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2006
Common Stock, $.01 par value	285,541,423 shares

MGM MIRAGE AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

Current assets
Cash and cash equivalents	$297,034	$377,933
Accounts receivable, net	314,148	352,673
Inventories	117,451	111,825
Deferred income taxes	66,254	65,518
Prepaid expenses and other	116,382	110,634

Total current assets	911,269	1,018,583

Real estate under development	105,175	—

Property and equipment, net	16,584,518	16,541,651

Other assets
Investments in unconsolidated affiliates	964,800	931,154
Goodwill	1,312,194	1,314,561
Other intangible assets, net	376,580	377,479
Deposits and other assets, net	589,573	515,992

Total other assets	3,243,147	3,139,186

	$20,844,109	$20,699,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$295,578	$265,601
Income taxes payable	78,134	125,503
Current portion of long-term debt	—	14
Accrued interest on long-term debt	173,515	229,930
Other accrued liabilities	847,220	913,520

Total current liabilities	1,394,447	1,534,568

Deferred income taxes	3,346,026	3,378,371
Long-term debt	12,504,752	12,355,433
Other long-term obligations	213,110	195,976

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares; issued 358,186,455 and 357,262,405 shares; outstanding 284,993,566 and 285,069,516 shares	3,582	3,573
Capital in excess of par value	2,629,743	2,586,587
Deferred compensation	(1,734)	(3,618)
Treasury stock, at cost 73,192,889 and 72,192,889 shares	(1,376,878)	(1,338,394)
Retained earnings	2,131,762	1,987,725
Accumulated other comprehensive loss	(701)	(801)

Total stockholders’ equity	3,385,774	3,235,072

	$20,844,109	$20,699,420

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues
Casino	$846,965	$614,813
Rooms	520,250	274,054
Food and beverage	386,739	243,478
Entertainment	99,653	88,147
Retail	66,567	44,879
Other	123,428	60,835

	2,043,602	1,326,206
Less: Promotional allowances	(165,069)	(122,071)

	1,878,533	1,204,135

Expenses
Casino	445,079	310,789
Rooms	137,127	69,479
Food and beverage	226,796	134,311
Entertainment	73,530	60,065
Retail	45,496	29,584
Other	69,304	39,465
General and administrative	270,004	158,364
Corporate expense	36,652	26,791
Preopening and start-up expenses	6,181	2,524
Restructuring costs (credit)	804	(66)
Property transactions, net	23,469	4,203
Depreciation and amortization	155,273	110,495

	1,489,715	946,004

Income from unconsolidated affiliates	35,554	35,045

Operating income	424,372	293,176

Non-operating income (expense)
Interest income	2,745	1,697
Interest expense, net	(197,386)	(101,468)
Non-operating items from unconsolidated affiliates	(3,595)	(2,787)
Other, net	(3,044)	(15,691)

	(201,280)	(118,249)

Income before income taxes	223,092	174,927
Provision for income taxes	(79,055)	(63,848)

Net income	$144,037	$111,079

Basic earnings per share of common stock
Net income per share	$0.51	$0.39

Diluted earnings per share of common stock
Net income per share	$0.49	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities
Net income	$144,037	$111,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,273	110,495
Amortization of debt discounts, premiums and issuance costs	(765)	6,921
Provision for doubtful accounts	16,325	8,483
Stock-based compensation	23,405	1,900
Property transactions, net	23,469	4,203
Loss on early extinguishment of debt	—	19,500
Income from unconsolidated affiliates	(29,241)	(32,327)
Distributions from unconsolidated affiliates	32,048	20,222
Deferred income taxes	(32,414)	(10,783)
Tax benefit from stock-based compensation	—	50,445
Change in assets and liabilities:
Accounts receivable	18,134	(23,589)
Inventories	(5,627)	(219)
Prepaid expenses and other	(5,749)	(4,271)
Real estate under development	(6,466)	—
Accounts payable and accrued liabilities	(128,965)	(94,828)
Income taxes payable	(45,331)	10,770
Change in Hurricane Katrina insurance receivable	(11,247)	—
Other	(7,131)	(10,838)

Net cash provided by operating activities	139,755	167,163

Cash flows from investing activities
Capital expenditures	(355,394)	(107,863)
Hurricane Katrina insurance proceeds	3,750	—
Dispositions of property and equipment	94	368
Investments in unconsolidated affiliates	(32,000)	—
Change in construction payable	38,275	(35,643)
Other	(10,611)	(5,129)

Net cash used in investing activities	(355,886)	(148,267)

Cash flows from financing activities
Net borrowings under bank credit facilities — maturities of 90 days or less	355,000	550,000
Borrowings under bank credit facilities — maturities longer than 90 days	3,500,000	—
Repayments under bank credit facilities — maturities longer than 90 days	(3,500,000)	—
Repayment of long-term debt	(200,000)	(694,832)
Debt issuance costs	(140)	(407)
Issuance of common stock	13,177	87,377
Purchases of treasury stock	(38,484)	—
Excess tax benefits from stock option exercises	6,181	—
Other	(502)	(416)

Net cash provided by (used in) financing activities	135,232	(58,278)

Cash and cash equivalents
Net decrease for the period	(80,899)	(39,382)
Balance, beginning of period	377,933	435,128

Balance, end of period	$297,034	$395,746

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$254,566	$128,716
Federal, state and foreign income taxes paid, net of refunds	150,139	11,482
The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
     Organization. MGM MIRAGE (the “Company”) is a Delaware corporation, incorporated on January 29, 1986. As of March 31, 2006, approximately 56% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly-owned by Kirk Kerkorian. MGM MIRAGE acts largely as a holding company and, through wholly owned subsidiaries, owns and/or operates casino resorts. On April 25, 2005, the Company completed its merger with Mandalay Resort Group (“Mandalay”) — see Note 2.
     The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, Mandalay Bay, The Mirage, Luxor, Treasure Island (“TI”), New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas and Slots-A-Fun. Boardwalk was closed in January 2006 in preparation for Project CityCenter (see below). The Company owns three resorts in Primm, Nevada, at the California/Nevada state line — Whiskey Pete’s, Buffalo Bill’s and the Primm Valley Resort — as well as two championship golf courses located near the resorts. Other Nevada operations include Circus Circus Reno, Colorado Belle and Edgewater in Laughlin, Gold Strike and Nevada Landing in Jean, and Railroad Pass in Henderson. The Company has a 50% investment in Silver Legacy in Reno, which is adjacent to Circus Circus Reno. In addition, the Company owns a 50% interest in The Signature at MGM Grand, which is adjacent to MGM Grand Las Vegas. The Signature is a condominium-hotel development, with three towers currently under construction. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts.
     The Company and its local partners own MGM Grand Detroit, LLC, which operates a casino in an interim facility located in downtown Detroit, Michigan. The Company also owns and operates two resorts in Mississippi — Beau Rivage in Biloxi and Gold Strike Tunica. Beau Rivage sustained significant damage in late August 2005 as a result of Hurricane Katrina and has been closed since. The Company expects to reopen Beau Rivage in stages beginning in the third quarter of 2006. The Company has 50% interests in two resorts outside of Nevada — Borgata and Grand Victoria. Borgata is a casino resort located on Renaissance Point in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. The Company owns additional land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, a portion of which is being utilized for an expansion of Borgata, and a portion of which is available for future development. Grand Victoria is a riverboat in Elgin, Illinois — an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort.
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
     The Company owns 66 acres adjacent to Bellagio on which it is developing Project CityCenter. Project CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room non-gaming boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 470,000 square feet of retail shops, dining and entertainment venues; and approximately 2.3 million square feet of residential space in over 2,900 luxury condominium and condominium-hotel units in multiple towers. The overall cost of Project CityCenter is estimated at approximately $7 billion, excluding preopening and land costs. After estimated proceeds of $2.5 billion from the sale of residential units, net project cost is estimated at approximately $4.5 billion. Project CityCenter is expected to open in late 2009.

     Basis of presentation. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2005 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2006, the results of its operations for the three month periods ended March 31, 2006 and 2005, and cash flows for the three month periods ended March 31, 2006 and 2005. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications, which have no effect on previously reported net income, have been made to the 2005 financial statements to conform to the 2006 presentation.
     Point-loyalty programs. The Company operates two primary point-loyalty programs — Players Club and One Club. One Club is the point-loyalty program at Mandalay resorts, and that program will be phased out in 2006 and 2007, with customers transferred into Players Club.
     In Players Club, customers earn points based on their slots play, which can be redeemed for cash. The Company records a liability based on the points earned times the redemption value and records a corresponding reduction in casino revenue since the awards earned are cash. The expiration of unused points results in a reduction of the liability. Customers’ overall level of table games and slots play is also tracked and used by management in awarding discretionary complimentaries — free rooms, food and beverage and other services — for which no accrual is recorded.
     In One Club, customers earn points based on both their slots and table games play, with slots play contributing to a points balance which can be redeemed for cash and both table games and slots play contributing to a points balance which can be redeemed for complimentaries. The Company records a liability based on the points earned times the redemption value. For cash points, the redemption value is the cash value, and the offsetting entry is a reduction in casino revenue. For complimentaries points, the redemption value is based on the average departmental cost of the free rooms, food and beverage and other services and estimated redemption patterns, and the offsetting entry is a casino operating expense. The expiration of unused points results in a reduction of the liability.
     Financial statement impact of Hurricane Katrina. The Company maintains insurance covering both property damage and business interruption as a result of wind and flood damage sustained at Beau Rivage. The deductible under this coverage is $15 million, based on the amount of damage incurred. Based on current estimates, insurance proceeds are expected to exceed the net book value of damaged assets and clean-up and demolition costs; therefore, the Company will not record an impairment charge related to the storm and upon ultimate settlement of the claim will likely record a gain. Damaged assets with a net book value of $126 million have been written off, clean-up and demolition costs of $34 million have been recorded, and a corresponding insurance receivable has been recorded.
     Business interruption coverage covers lost profits and other costs incurred during the construction period and up to six months following the re-opening of the facility. Expected costs during the interruption period are less than the anticipated business interruption proceeds; therefore, post-storm costs of $62 million through March 31, 2006 are being offset by the expected recoveries and a corresponding insurance receivable has been recorded. Post-storm costs and expected recoveries are recorded net within “General and administrative” expenses in the accompanying consolidated statements of income, except for depreciation of non-damaged assets, which is classified as “Depreciation and amortization.”

The insurance receivable is recorded within “Deposits and other assets, net” in the accompanying consolidated balance sheets. Through March 31, 2006, the Company has received $50 million from its insurers, leaving a net receivable of $172 million at March 31, 2006. Insurance proceeds are classified in the statement of cash flows based on the coverage the proceeds relate to; however, the Company’s insurance policy includes undifferentiated coverage for both property damage and business interruption. The Company is treating proceeds as being related to property damage, and therefore classifying the proceeds as an investing cash flow, until the full amount of the net book value of damaged assets has been recovered. The Company will treat subsequent proceeds up to the amount of the recorded receivable as being related to business interruption, and therefore classifying these proceeds as an operating cash flow. Proceeds in excess of the recorded receivable will be segregated between property damage and business interruption based on the ultimate negotiation and resolution of the claim.
     Real estate under development. Real estate under development represents capitalized costs of wholly-owned real estate projects to be sold, which consists entirely of condominium and condominium-hotel developments. Real estate under development includes land, direct construction and development costs, property taxes, interest and direct selling costs. Indirect selling costs are expensed as incurred. Substantially all of the balance in real estate under development at March 31, 2006 represents the cost balance of land upon which development of condominium or condominium-hotel towers began in the first quarter of 2006.
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
     The following table sets forth the preliminary allocation of purchase price (in thousands):

Current assets (including cash of $134,245)	$414,103
Property and equipment	7,180,704
Goodwill	1,228,436
Other intangible assets	245,940
Other assets	283,931
Assumed liabilities, excluding long-term debt	(600,273)
Deferred taxes	(1,486,325)

$7,266,516

     The amount allocated to intangible assets includes existing Mandalay intangible assets and the recognition of customer lists with an estimated value of $12 million and an estimated useful life of five years and trade names and trademarks with an estimated value of $234 million and an indefinite life. Goodwill and indefinite-lived intangible assets are not amortized.
     The operating results for Mandalay are included in the accompanying consolidated statements of income from the date of the acquisition. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Mandalay acquisition had occurred on January 1, 2005.

Three months ended March 31,	2005
(In thousands, except
per share amounts)
Net revenues	$1,900,978
Operating income	419,284
Net income	130,863
Basic earnings per share:
Net income	$0.46
Diluted earnings per share:
Net income	$0.44
NOTE 3 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
     Investments in unconsolidated affiliates consisted of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Marina District Development Company — Borgata (50%)	$462,975	$461,211
Elgin Riverboat Resort—Riverboat Casino — Grand Victoria (50%)	240,636	241,279
MGM Grand Paradise Limited — Macau (50%)	221,908	187,568
Circus and Eldorado Joint Venture — Silver Legacy (50%)	25,942	26,492
Other	13,339	14,604

	964,800	931,154

Turnberry/MGM Grand Towers — The Signature at MGM Grand (50%)	(7,958)	(7,400)

	$956,842	$923,754

     The Company’s investment in MGM Grand Paradise Limited consists of equity and subordinated debt. The Company is committed to loaning the venture up to an additional $68 million, which will be treated as an additional investment in the venture.
     The negative investment balances in The Signature at MGM Grand, which represents cumulative losses of the venture, are classified as “Other long-term obligations” in the accompanying consolidated balance sheets along with deferred income of $16 million related to the excess of proceeds received over carrying value of land the Company transferred to the venture. The income will be recognized when the venture recognizes the profits on the sale of each tower’s units.
     The Company recorded its share of the results of operations of unconsolidated affiliates as follows (including the Company’s share of Monte Carlo’s results in 2005):

Three months ended March 31,	2006	2005
	(In thousands)
Income from unconsolidated affiliates	$35,554	$35,045
Preopening and start-up credit (expenses)	(2,718)	69
Non-operating items from unconsolidated affiliates	(3,595)	(2,787)

	$29,241	$32,327

NOTE 4 — LONG-TERM DEBT
     Long-term debt consisted of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Senior credit facility	$5,130,000	$4,775,000
$200 million 6.45% senior notes, due 2006, net	—	200,223
$244.5 million 7.25% senior notes, repaid at maturity in 2006	241,625	240,353
$710 million 9.75% senior subordinated notes, due 2007, net	708,536	708,223
$200 million 6.75% senior notes, due 2007, net	194,014	192,977
$492.2 million 10.25% senior subordinated notes, due 2007, net	522,433	527,879
$180.4 million 6.75% senior notes, due 2008, net	173,133	172,238
$196.2 million 9.5% senior notes, due 2008, net	211,384	212,895
$226.3 million 6.5% senior notes, due 2009, net	228,380	228,518
$1.05 billion 6% senior notes, due 2009, net	1,054,919	1,055,232
$297.6 million 9.375% senior subordinated notes, due 2010, net	323,860	325,332
$825 million 8.5% senior notes, due 2010, net	822,828	822,705
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$132.4 million 6.375% senior notes, due 2011, net	133,676	133,725
$550 million 6.75% senior notes, due 2012	550,000	550,000
$150 million 7.625% senior subordinated debentures, due 2013, net	155,825	155,978
$525 million 5.875% senior notes, due 2014, net	522,661	522,604
$875 million 6.625% senior notes, due 2015, net	879,888	879,989
$100 million 7.25% senior debentures, due 2017, net	82,906	82,699
Floating rate convertible senior debentures due 2033	8,472	8,472
$150 million 7% debentures due 2036, net	155,947	155,961
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	—	179

	12,504,752	12,355,447
Less: Current portion	—	(14)

	$12,504,752	$12,355,433

     Amounts due within one year of the balance sheet date are classified as long-term in the accompanying consolidated balance sheets because the Company has both the intent and ability to repay these amounts with available borrowings under the senior credit facility.
     Total interest incurred for the three month periods ended March 31, 2006 and 2005 was $214 million and $104 million, respectively, of which $17 million and $3 million, respectively, was capitalized.
     At March 31, 2006, the senior credit facility had total capacity of $7.0 billion. The senior credit facility matures in 2010 and consists of a $5.5 billion revolving credit facility and $1.5 billion term loan facility. At March 31, 2006, the Company had approximately $1.8 billion of available borrowings under the senior credit facility.
     In February 2006, the Company repaid the $200 million 6.45% senior notes at their maturity with borrowings under the senior credit facility.
     In February 2005, the Company redeemed all of its outstanding 6.875% senior notes due February 2008 at the present value of future interest payments plus accrued interest at the date of redemption. The Company recorded a loss on retirement of debt of $20 million in the first quarter of 2005, classified as “Other, net” in the accompanying consolidated statements of income.

     In April 2006, the Company issued $500 million of 6.75% senior notes due 2013 and $250 million of 6.875% senior notes due 2016, both through a Rule 144A offering. As required by the indenture, the Company will initiate exchange offers to exchange the Rule 144A notes for notes registered under the Securities Act of 1933. The proceeds were used to repay outstanding borrowings under the senior credit facility.
     The Company’s long-term debt obligations contain customary covenants requiring the Company to maintain certain financial ratios. At March 31, 2006, the Company was required to maintain a maximum leverage ratio (debt to EBITDA, as defined) of 7.0:1 and a maximum senior leverage ratio of 5.75:1. Also at March 31, 2006, the Company was required to maintain a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.0:1. At March 31, 2006, the Company’s leverage, senior leverage and interest coverage ratios were 5.4:1, 4.5:1 and 2.8:1, respectively.
NOTE 5 — INCOME PER SHARE OF COMMON STOCK
     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

Three months ended March 31,	2006	2005
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	284,200	282,516
Potential dilution from stock options and restricted stock	8,583	12,130

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	292,783	294,646

NOTE 6 — COMPREHENSIVE INCOME
     Comprehensive income consisted of the following:

Three months ended March 31,	2006	2005
	(In thousands)
Net income	$144,037	$111,079
Currency translation adjustment	97	(321)
Derivative income from unconsolidated affiliate, net of tax	3	612

Comprehensive income	$144,137	$111,370

NOTE 7 — STOCKHOLDERS’ EQUITY
     Stock split. In May 2005, the Company completed a 2-for-1 stock split effected in the form of a 100% stock dividend. The additional shares were issued on May 18, 2005 to stockholders of record on May 4, 2005. All share and per share data in the accompanying financial statements and notes thereto have been restated for all periods presented to reflect the 100% stock dividend.
     Stock repurchases. In the three months ended March 31, 2006, the Company repurchased one million shares of common stock at a total cost of $38 million, leaving 13.5 million shares available under a July 2004 authorization. The Company did not repurchase any shares in the three months ended March 31, 2005.

NOTE 8 — STOCK-BASED COMPENSATION
     Adoption of SFAS 123(R). Effective January 1, 2006, the Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). The Company previously accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and the Financial Accounting Standards Board’s Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” and disclosed supplemental information in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under these standards, the Company did not incur compensation expense for employee stock options when the exercise price was at least 100% of the market value of the Company’s common stock on the date of grant. SFAS 123(R) requires that all stock-based compensation, including shares and share-based awards to employees, be valued at fair value. The Company measures fair value of share-based awards using the Black-Scholes model.
     Under SFAS 123(R), compensation is attributed to the periods of associated service. For awards granted prior to January 1, 2006, such expense is being recognized on an accelerated basis since that is the method the Company previously applied in its supplemental disclosures. Beginning with awards granted on January 1, 2006, such expense is being recognized on a straight-line basis over the vesting period of the awards. Forfeitures are estimated at the time of grant, with such estimate updated periodically and with actual forfeitures recognized currently to the extent they differ from the estimate.
     The Company adopted SFAS 123(R) by applying the modified-prospective transition method. Under this method, the Company began applying the valuation and other criteria of SFAS 123(R) on January 1, 2006, and began recognizing expense for the unvested portion of previously issued grants at the same time, based on the valuation and attribution methods originally used to calculate the disclosures.
     The impact of adopting SFAS 123(R) was as follows, due to the incremental compensation cost recognized for employee stock options and stock appreciation rights:

Three months ended March 31,	2006
(In thousands, except
per share amounts)
Incremental stock-based compensation under SFAS 123(R)	$21,862
Less: Amounts capitalized	(341)

Reduction of income before income taxes	$21,521

Reduction in net income	$13,989

Reduction in basic earnings per share	$0.05

Reduction in diluted earning per share	$0.05

     In addition, SFAS 123(R) requires the excess tax benefits from stock option exercises — tax deductions in excess of compensation cost recognized — to be classified as a financing activity. Previously, all tax benefits from stock option exercises were classified as operating activities. Had the Company not adopted SFAS 123(R), the $6 million of excess tax benefits classified as a financing cash inflow would have been classified as an operating cash inflow.

     Information about the Company’s share-based awards. The Company adopted an omnibus incentive plan in 2005 which allows for the granting of stock options, stock appreciation rights, restricted stock, and other stock-based awards to eligible directors, officers and employees. The plans are administered by the Compensation and Stock Option Committee (the “Committee”) of the Board of Directors. Salaried officers, directors and other key employees of the Company and its subsidiaries are eligible to receive options. The Committee has discretion under the omnibus plan regarding which type of awards to grant, the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:
•	The omnibus plan allowed for the issuance of up to 20,000,000 shares or share-based awards;

•	For stock options and stock appreciation rights, the exercise price of the award must equal the fair market value of the stock on the date of grant and the maximum term of such an award is ten years.
     To date, the Committee has only awarded stock options and stock appreciation rights under the omnibus plan. The Company’s practice has been to issue new shares upon the exercise of stock options. Under the Company’s previous plans, the Committee had issued stock options and restricted stock. Stock options and stock appreciation rights granted under all plans generally have either 7-year or 10-year terms, and in most cases are exercisable in either four or five equal annual installments. Restrictions on restricted shares granted under a previous plan lapse 50% on the third anniversary date after the grant and 50% on the fourth anniversary date after the grant.
     As of March 31, 2006, the aggregate number of share-based awards available for grant under the omnibus plan was 6.4 million. A summary of activity under the Company’s share-based payment plans for the period ended March 31, 2006 is presented below:
Stock options and stock appreciation rights

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Term	($000’s)
Outstanding at January 1, 2006	34,607	$22.85
Granted	157	37.58
Exercised	(924)	14.26
Forfeited or expired	(119)	27.10

Outstanding at March 31, 2006	33,721	23.14	6.4	$672,769

Exercisable at March 31, 2006	11,765	14.41	5.8	$337,461

     The total intrinsic value of stock options and stock appreciation rights exercised during the three month periods ended March 31, 2006 and 2005 was $23 million and $144 million, respectively. The total income tax benefits from stock option exercises during the three month periods ended March 31, 2006 and 2005 were $8 million and $50 million, respectively. As of March 31, 2006, there was a total of $104 million of unamortized compensation related to stock options and stock appreciation rights, which cost is expected to be recognized over a weighted-average period of 3.2 years. As noted earlier, the Company is recognizing expense for awards granted prior to January 1, 2006 on an accelerated basis, so a disproportionate amount of the unamortized expense will be recognized in the first 12 months of this weighted average period.
Restricted stock

Weighted
Average
	Shares	Grant-Date
	(000’s)	Fair Value
Nonvested at January 1, 2006	834	$17.59
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2006	834	17.59

     No shares vested during the three month periods ended March 31, 2006 and 2005. As of March 31, 2006, there was $1 million of unamortized compensation related to restricted stock, all of which will be recognized in 2006.
     Recognition of compensation cost. The following table shows information about compensation cost recognized:

Three months ended March 31,	2006	2005
	(In thousands, except
	per share amounts)
Compensation cost:
Stock options and stock appreciation rights	$21,912	$20
Restricted stock	1,834	1,880

Total compensation cost	23,746	1,900
Less: Compensation cost capitalized	(341)	—

Compensation cost recognized as expense	23,405	1,900
Less: Related tax benefit	(7,837)	(369)

Compensation expense, net of tax benefit	$15,568	$1,531

     Compensation cost for stock options and stock appreciation rights was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted average assumptions (assumptions in 2005 were used to compute the pro forma compensation for disclosure purposes only):

Three months ended March 31,	2006	2005
Expected volatility	33%	42%
Expected term	4.1 years	5.0 years
Expected dividend yield	0%	0%
Risk-free interest rate	4.6%	3.7%
Forfeiture rate	4.6%	0%
Weighted average fair value of options granted	$12.62	$15.13
     Expected volatility is based in part on historical volatility and in part on implied volatility based on traded options on the Company’s stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for US Treasury instruments with maturities matching the relevant expected term of the award.
     Pro forma disclosures. Had the Company accounted for these plans during 2005 under the fair value method allowed by SFAS 123, the Company’s net income and earnings per share would have been reduced to recognize the fair value of employee stock options, as follows:

Three months ended March 31,	2005
(In thousands, except
per share amounts)
Net income
As reported	$111,079
Incremental stock-based compensation under SFAS 123, net of tax benefit	(4,182)

Pro forma	$106,987

Basic earnings per share
As reported	$0.39

Pro forma	$0.38

Diluted earnings per share
As reported	$0.38

Pro forma	$0.36

NOTE 9 — COMMITMENTS AND CONTINGENCIES
     New York Racing Association. The Company has entered into a definitive agreement with the New York Racing Association (“NYRA”) to manage video lottery terminals (“VLTs”) at NYRA’s Aqueduct horseracing facility in metropolitan New York. Subject to receipt of requisite New York State approvals, the Company will assist in the development of facility, including providing project financing up to $190 million, and will manage the facility for a term of five years (extended automatically if the financing provided by the Company is not fully repaid) for a fee. Recent legislative changes will allow the Company to operate the VLTs past the expiration date of the current NYRA franchise agreement.
     United Kingdom. In November 2003, the Company entered into an agreement with Newcastle United PLC to create a 50-50 joint venture which would build a major new mixed-use development, including a regional casino, on a site adjacent to Newcastle United’s football stadium. The Company made an equity investment of £5 million ($9 million based on exchange rates at March 31, 2006). The agreement is cancelable, and the equity investment refundable, if certain conditions are not met within specified time frames, including obtaining a regional casino license and regulatory approvals, and the implementation of an acceptable tax regime.
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
     In 2005, the venture obtained construction financing for up to $230 million for the development of Tower 2. The Company has provided a guaranty for up to 50% of the interest and principal obligations on the construction financing, with such guaranty decreasing by 50% relative to the principal when construction is 50% complete. The remaining 50% of interest and principal obligations is guaranteed by affiliates of the venture’s other investor. These affiliates and the Company have also jointly and severally provided a completion guaranty. The Company recorded the value of its guaranty obligations for Towers 1 and 2, approximately $3 million, in “Other long-term obligations” in the accompanying consolidated balance sheets.
     Mashantucket Pequot Tribal Nation. The Company has agreed to enter a strategic alliance with the Mashantucket Pequot Tribal Nation (“MPTN”). The strategic alliance has several elements, one of which calls for the creation of a joint venture to seek future development opportunities. The Company has agreed to provide a development subsidiary of MPTN with a loan of up to $200 million intended to fund a portion of that subsidiary’s investment in any future joint development projects.
NOTE 10 — PROPERTY TRANSACTIONS, NET
     Net property transactions consisted of the following:

Three months ended March 31,	2006	2005
	(In thousands)
Write-downs and impairments	$23,466	$—
Demolition costs	14	3,110
Net (gains) losses on sale or disposal of fixed assets	(11)	1,093

	$23,469	$4,203

     Write-downs and impairments in 2006 includes $22 million related to the write-off of the tram connecting Bellagio and Monte Carlo, including the stations at both resorts, in preparation for construction of Project CityCenter. Project CityCenter will feature a state-of-the-art people mover system that will reconnect Bellagio with Monte Carlo, with the stations at each resort completely redesigned as well. Other write-downs related to assets being replaced in connection with several smaller capital projects, primarily at Mandalay Bay and The Mirage.
     During 2005, demolition costs relate primarily to room remodel activity at MGM Grand Las Vegas and construction of a new showroom at The Mirage.

NOTE 11 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION
     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of March 31, 2006 and December 31, 2005 and for the three month periods ended March 31, 2006 and 2005 is as follows:
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of March 31, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$81,724	$798,038	$31,507	$—	$911,269
Real estate under development	—	105,175	—	—	105,175
Property and equipment, net	6,748	16,350,758	238,984	(11,972)	16,584,518
Investments in subsidiaries	14,954,574	220,745	—	(15,175,319)	—
Investments in unconsolidated affiliates	127,902	938,427	240,636	(342,165)	964,800
Other non-current assets	81,839	2,093,381	103,127	—	2,278,347

	$15,252,787	$20,506,524	$614,254	$(15,529,456)	$20,844,109

Current liabilities	$274,871	$1,068,638	$50,938	$—	$1,394,447
Intercompany accounts	(1,825,576)	1,762,833	62,743	—	—
Deferred income taxes	3,346,026	—	—	—	3,346,026
Long-term debt	10,068,832	2,435,920	—	—	12,504,752
Other non-current liabilities	2,860	160,286	49,964	—	213,110
Stockholders’ equity	3,385,774	15,078,847	450,609	(15,529,456)	3,385,774

	$15,252,787	$20,506,524	$614,254	$(15,529,456)	$20,844,109

	As of December 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$89,153	$885,991	$43,439	$—	$1,018,583
Property and equipment, net	7,113	16,373,113	173,397	(11,972)	16,541,651
Investments in subsidiaries	14,569,623	183,208	—	(14,752,831)	—
Investments in unconsolidated affiliates	127,902	904,138	241,279	(342,165)	931,154
Other non-current assets	86,011	2,018,809	103,212	—	2,208,032

	$14,879,802	$20,365,259	$561,327	$(15,106,968)	$20,699,420

Current liabilities	$345,195	$1,148,306	$41,067	$—	$1,534,568
Intercompany accounts	(1,794,833)	1,726,415	68,418	—	—
Deferred income taxes	3,378,371	—	—	—	3,378,371
Long-term debt	9,713,754	2,641,679	—	—	12,355,433
Other non-current liabilities	2,243	143,733	50,000	—	195,976
Stockholders’ equity	3,235,072	14,705,126	401,842	(15,106,968)	3,235,072

	$14,879,802	$20,365,259	$561,327	$(15,106,968)	$20,699,420

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended March 31, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,763,440	$115,093	$—	$1,878,533
Equity in subsidiaries’ earnings	416,808	44,365	—	(461,173)	—
Expenses:
Casino and hotel operations	5,803	928,506	63,023	—	997,332
General and administrative	6,636	248,989	14,379	—	270,004
Corporate expense	11,765	24,887	—	—	36,652
Preopening and start-up expenses	158	5,430	593	—	6,181
Restructuring costs	—	804	—	—	804
Property transactions, net	—	23,471	(2)	—	23,469
Depreciation and amortization	815	151,541	2,917	—	155,273

	25,177	1,383,628	80,910	—	1,489,715

Income from unconsolidated affiliates	—	24,627	10,927	—	35,554

Operating income	391,631	448,804	45,110	(461,173)	424,372
Interest income (expense), net	(169,535)	(25,209)	103	—	(194,641)
Other, net	(48)	(6,787)	196	—	(6,639)

Income before income taxes	222,048	416,808	45,409	(461,173)	223,092
Provision for income taxes	(78,011)	—	(1,044)	—	(79,055)

Net income	$144,037	$416,808	$44,365	$(461,173)	$144,037

	For the Three Months Ended March 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,090,435	$113,700	$—	$1,204,135
Equity in subsidiaries’ earnings	284,161	30,582	—	(314,743)	—
Expenses:
Casino and hotel operations	—	583,741	59,952	—	643,693
General and administrative	—	143,498	14,866	—	158,364
Corporate expense	3,989	22,802	—	—	26,791
Preopening and start-up expenses	—	2,524	—	—	2,524
Restructuring costs (credit)	—	(66)	—	—	(66)
Property transactions, net	—	4,201	2	—	4,203
Depreciation and amortization	371	103,109	7,015	—	110,495

	4,360	859,809	81,835	—	946,004

Income from unconsolidated affiliates	—	35,045	—	—	35,045

Operating income	279,801	296,253	31,865	(314,743)	293,176
Interest income (expense), net	(86,529)	(13,426)	184	—	(99,771)
Other, net	(19,500)	1,187	(165)	—	(18,478)

Income before income taxes	173,772	284,014	31,884	(314,743)	174,927
Provision for income taxes	(62,693)	—	(1,155)	—	(63,848)

Net income	$111,079	$284,014	$30,729	$(314,743)	$111,079

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Three Months Ended March 31, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(295,696)	$391,813	$43,638	$—	$139,755
Net cash used in investing activities	—	(298,813)	(55,956)	(1,117)	(355,886)
Net cash provided by (used in) financing activities	287,831	(156,997)	3,281	1,117	135,232

	For the Three Months Ended March 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(112,661)	$244,113	$35,711	$—	$167,163
Net cash used in investing activities	(2,883)	(143,870)	(480)	(1,034)	(148,267)
Net cash provided by (used in) financing activities	138,762	(173,212)	(24,862)	1,034	(58,278)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Overview
     At March 31, 2006, our primary operations consisted of 23 wholly-owned casino resorts and 50% investments in three other casino resorts, including:

Las Vegas, Nevada:	Bellagio, MGM Grand Las Vegas, Mandalay Bay, The Mirage, Luxor, TI, New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas and Slots-A-Fun. Boardwalk closed in early 2006 in preparation for Project CityCenter – see “Other Factors Affecting Liquidity.”
Other domestic:	The Primm Valley Resorts (Whiskey Pete’s, Buffalo Bill’s and Primm Valley Resort) in Primm, Nevada; Circus Circus Reno and Silver Legacy (50% owned) in Reno, Nevada; Colorado Belle and Edgewater in Laughlin, Nevada; Gold Strike and Nevada Landing in Jean, Nevada; Railroad Pass in Henderson, Nevada; MGM Grand Detroit; Beau Rivage in Biloxi, Mississippi and Gold Strike Tunica in Tunica, Mississippi; Borgata (50% owned) in Atlantic City, New Jersey; and Grand Victoria (50% owned) in Elgin, Illinois.
     Other operations include the Shadow Creek golf course in North Las Vegas; two golf courses at Primm Valley; a 50% investment in The Signature at MGM Grand, a condominium-hotel development in Las Vegas; and a 50% investment in MGM Grand Paradise Limited, which is constructing a casino resort in Macau.
     On April 25, 2005, we closed our merger with Mandalay Resort Group (“Mandalay”) under which we acquired Mandalay for $71 in cash for each share of common stock of Mandalay. The total acquisition cost of $7.3 billion included equity value of approximately $4.8 billion, the assumption or repayment of outstanding Mandalay debt with a fair value of approximately $2.9 billion and $0.1 billion of transaction costs, offset by the $0.5 billion received by Mandalay from the sale of its interest in Motor City Casino in Detroit, Michigan.
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

     As a resort-based company, our operating results are highly dependent on the volume of customers at our resorts, which in turn impacts the price we can charge for our hotel rooms and other amenities. We also generate a significant portion of our operating income from high-end gaming customers, which can cause variability in our results. Key performance indicators related to revenue are:
•	Gaming revenue indicators — table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games win percentage is in the range of 18% to 22% of table games drop and our normal slots win percentage is in the range of 6.5% to 7.5% of slots handle;

•	Hotel revenue indicators — hotel occupancy (volume indicator); average daily rate (“ADR”, price indicator); revenue per available room (“REVPAR”), a summary measure of hotel results combining ADR and occupancy rate.
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
     Financial Results
     The following discussion is based on our consolidated financial statements for the three months ended March 31, 2006 and 2005. References to “same-store” results exclude the Mandalay resorts and Monte Carlo for all periods. Same-store results also exclude Beau Rivage and Boardwalk for all periods. On a consolidated basis, the most important factors and trends contributing to our operating performance for the period were:
•	The addition of Mandalay’s resorts on April 25, 2005. For the three months ended March 31, 2006, net revenue for the Mandalay resorts was $721 million and operating income was $177 million.

•	Continued year-over-year increases in room pricing and increased visitor volumes at our resorts, leading to strong hotel occupancy and increased revenues at our restaurants, entertainment venues and other resort amenities;

•	The closure of Beau Rivage in August 2005 as a result of Hurricane Katrina. Beau Rivage earned operating income of $15 million for the three months ended March 31, 2005.

•	The adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). We recorded $22 million of additional stock compensation expense in the first quarter of 2006 as a result of adopting SFAS 123(R). We adopted SFAS 123(R) using the modified-prospective transition method and began applying the valuation and other criteria to stock options granted beginning January 1, 2006. Under the modified-prospective method, we are recognizing expense for the unvested portion of previously issued grants based on the valuation and attribution methods originally used to calculate the pro forma disclosures. Prior to January 1, 2006, we did not recognize expense for employee stock options.

     Our net revenue increased 56% in the first quarter over the prior year quarter. On a same-store basis, revenue growth was 4% in the quarter. Our operating income in 2006 increased 45% for the quarter to $424 million, due to the addition of Mandalay, the positive revenue trends described above, and the fact that we maintained our already high operating margins. Operating income comparisons were negatively affected by the $22 million of additional stock compensation expense in the first quarter of 2006. In addition, we incurred higher preopening expenses and property transactions in the current year — $30 million versus $7 million. Our operating margin was 23% in the 2006 quarter versus 24% in the 2005 quarter; before the impact of the additional stock compensation and higher preopening expenses and property transactions, our operating margins were consistent between periods. Net income increased 30% over the 2005 quarter. Increased operating income was offset in part by higher interest expense resulting from the Mandalay merger.
     Operating Results — Detailed Revenue Information
     The following table presents details of our net revenues:

	Three Months Ended March 31,
		Percentage
	2006	Change	2005
	(Dollars in thousands)
Casino revenue, net:
Table games	$345,041	31%	$264,129
Slots	469,190	42%	330,541
Other	32,734	63%	20,143

Casino revenue, net	846,965	38%	614,813

Non-casino revenue:
Rooms	520,250	90%	274,054
Food and beverage	386,739	59%	243,478
Entertainment, retail and other	289,648	49%	193,861

Non-casino revenue	1,196,637	68%	711,393

	2,043,602	54%	1,326,206
Less: Promotional allowances	(165,069)	35%	(122,071)

	$1,878,533	56%	$1,204,135

     On a same-store basis, table games revenue increased 4% in the first quarter, as volume was relatively flat, and hold percentages were slightly higher in the current year, though near the middle of the Company’s normal range in both periods. Slots revenue increased 1% on a same-store basis, on top of a 12% year-over-year increase in 2005.
     Non-casino revenue increased in 2006 primarily due to mild increases in room rates in all customer segments, as well as the focus on increasing occupancy to drive visitor volume in other operating areas, particularly at the Mandalay resorts. In addition, we had 60,000 more room nights available on a same-store basis due to prior year room remodel activity at MGM Grand Las Vegas. In the first quarter of 2006, same-store REVPAR was $155, up 3% from the prior year quarter. REVPAR at our Las Vegas Strip resorts was $175 in the 2006 quarter on a same-store basis, an increase of 3%. Food and beverage revenue increased 5% on a same-store basis, generally consistent with the increase in occupied rooms and also benefiting from new restaurants at The Mirage. Entertainment, retail and other revenue increased 2% on a same-store basis.
     Operating Results — Details of Certain Charges
     Stock compensation expense is recorded within the department of the recipient of the stock compensation award. In periods prior to January 1, 2006, such expense consisted only of restricted stock amortization and expense associated with stock options granted to non-employees. Beginning January 1, 2006, stock compensation expense includes the cost of stock options and stock appreciation rights awarded to employees.

     The following table shows the amount of incremental compensation related to employee stock options and stock appreciation rights included within each income statement expense caption:

Three months ended March 31,	2006
(In thousands)
Casino	$3,687
Other operating departments	2,117
General and administrative	6,636
Corporate expense and other	9,081

$21,521

     Preopening and start-up expenses were $6 million in the 2006 quarter versus $3 million in 2005, and included amounts related primarily to Project CityCenter, The Signature at MGM Grand, the permanent casino at MGM Grand Detroit, MGM Grand Macau and Borgata’s expansion.
     Property transactions, net consisted of the following:

Three months ended March 31,	2006	2005
	(In thousands)
Write-downs and impairments	$23,466	$—
Demolition costs	14	3,110
Net (gains) losses on sale or disposal of fixed assets	(11)	1,093

	$23,469	$4,203

     Write-downs and impairments in 2006 includes $22 million related to the write-off of the tram connecting Bellagio and Monte Carlo, including the stations at both resorts, in preparation for construction of Project CityCenter. Project CityCenter will feature a state-of-the-art people mover system that will reconnect Bellagio with Monte Carlo, with the stations at each resort completely redesigned as well. Other write-downs related to assets being replaced in connection with several smaller capital projects, primarily at Mandalay Bay and The Mirage.
     During 2005, demolition costs related primarily to room remodel activity at MGM Grand Las Vegas and construction of a new showroom at The Mirage.
     Non-operating Results
     Net interest expense increased to $197 million in the 2006 first quarter from $101 million in the 2005 period due primarily to the additional debt required to fund the Mandalay acquisition. In 2005, “Other, net” includes a $20 million loss on early retirement of debt related to the early redemption of our 6.875% senior notes due 2008, and $7 million of income from the favorable resolution of a pre-acquisition contingency related to the Mirage Resorts acquisition.
Liquidity and Capital Resources
     Cash Flows — Operating Activities
     Operating cash flow was $140 million for the three months ended March 31, 2006, a decrease from $167 million in the prior year period. This decrease was expected, despite the increased operating income in the period, due to higher interest payments resulting from the debt financing for the Mandalay merger and a $112 million tax payment for the gain on Mandalay’s sale of Motor City Casino, which was sold in April 2005. At March 31, 2006, we held cash and cash equivalents of $297 million.

     Cash Flows — Investing Activities
     Capital expenditures in the first quarter of 2006 primarily consisted of the following, excluding capitalized interest:
•	Project CityCenter — $67 million;

•	The permanent casino in Detroit — $65 million;

•	Beau Rivage — $119 million.
     Remaining 2006 capital expenditures consisted of capital expenditures at existing resorts, including spending on the new theatre and new restaurants at The Mirage. In 2005, capital expenditures were $108 million, and included room enhancements and other projects at MGM Grand Las Vegas and final spending on the Bellagio expansion.
     Investments in unconsolidated affiliates of $32 million in the first quarter of 2006 represent partial funding of a required loan, in an amount up to $100 million, to MGM Grand Macau. We are accounting for the loan as additional capital investment due to the subordinated nature of our repayment rights under the loan.
     Cash Flows — Financing Activities
     In the three months ended March 31, 2006, we borrowed net debt of $155 million, with net borrowings of $355 million under our senior credit facility offset by the repayment of $200 million of senior notes at their scheduled maturity. The increase in net debt was due primarily to the level of capital expenditures in the quarter, particularly at Beau Rivage where we expect to be reimbursed for a large portion of the rebuilding costs, and the $112 million tax payment for the Motor City casino gain. At March 31, 2006 our senior credit facility had a balance of $5.1 billion, with available liquidity of $1.8 billion.
     In April 2006, we issued $500 million of 6.75% senior notes due 2013 and $250 million of 6.875% senior notes due 2016, and used the proceeds to repay outstanding borrowings under our senior credit facility.
     We repurchased one million shares of our common stock in the first quarter of 2006 at a cost of $38 million leaving 13.5 million shares available under our current share repurchase authorization. We received proceeds of $13 million from the exercise of stock options in the three months ended March 31, 2006.
     Other Factors Affecting Liquidity
     Distributions from The Signature at MGM Grand. Towers 1 and 2 of The Signature at MGM Grand are expected to be completed in the second and fourth quarters of 2006, respectively. We expect to receive distributions totaling in excess of $100 million shortly after completion of these towers.
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

     As currently contemplated, we believe Project CityCenter will cost approximately $7 billion, excluding preopening and land costs. After estimated proceeds of $2.5 billion from the sale of residential units, we believe the net project cost will be approximately $4.5 billion. We expect to complete the design work for Project CityCenter in mid-2006 and expect the project to open in late 2009. The design, budget and schedule of Project CityCenter are still preliminary, and the ultimate timing, cost and scope of Project CityCenter are subject to risks attendant to large-scale projects.
     Detroit Permanent Casino. The permanent casino at MGM Grand Detroit is expected to open in late 2007 at a cost of $765 million, including land and preopening costs, and will feature a 400-room hotel, 100,000-square foot casino, numerous restaurant and entertainment amenities, and spa and convention facilities. The complete design, timing and cost of the permanent facility are at a preliminary stage, and are subject to risks attendant to large-scale projects.
     MGM Grand Macau. We own 50% of MGM Grand Paradise Limited, an entity which is developing, and will operate, MGM Grand Macau, a hotel-casino resort in Macau S.A.R. Pansy Ho Chiu-king owns the other 50% of MGM Grand Paradise Limited. MGM Grand Macau will be located on a prime waterfront site and will feature at least 345 table games and 1,035 slots with room for significant expansion. Other features will include a 600-room hotel, a luxurious spa, convertible convention space, a variety of dining destinations, and other attractions. Construction of MGM Grand Macau, which is estimated to cost $1.1 billion including license and land rights and preopening costs, began in the second quarter of 2005 and the resort is anticipated to open in late 2007. The complete design, timing, cost and scope of the project are at a preliminary stage and are subject to the risks attendant to large-scale projects. We have invested $212 million in the venture and are committed to loaning the venture up to an additional $68 million. The venture has obtained commitments from lenders for a credit facility sufficient, along with equity contributions and shareholder loans, to fund the construction of MGM Grand Macau.
     Beau Rivage Rebuilding. We are in the process of rebuilding Beau Rivage. Damage was extensive on the main levels of the resort, largely destroying the casino floor and gaming equipment, the resort’s restaurants, the retail area and a portion of the parking garage. There was also damage, though to a lesser extent, in the hotel tower. We expect to reopen the resort in stages beginning in the third quarter of 2006. When fully reopened, Beau Rivage will include 1,740 guestrooms, over 2,000 slot machines and 90 table games, new and restored restaurants, a state-of-the-art convention center, and pool and spa amenities.
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
     New York Racing Association. We have entered into a definitive agreement with the New York Racing Association (“NYRA”) to manage video lottery terminals (“VLTs”) at NYRA’s Aqueduct horseracing facility in metropolitan New York. Subject to receipt of requisite New York State approvals, we will assist in the development of the facility, including providing project financing up to $190 million, and will manage the facility for a term of five years (extended automatically if the financing provided by us is not fully repaid) for a fee. Recent legislative changes will allow us to operate the VLTs past the expiration date of the current NYRA franchise agreement.
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
     As of March 31, 2006, long-term fixed rate borrowings represented approximately 59% of our total borrowings. Assuming a 100 basis-point change in LIBOR at March 31, 2006, our annual interest cost would change by approximately $51 million.

Forward-looking Statements
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)
     This Form 10-Q contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, new projects, future performance, the outcome of contingencies such as legal proceedings and future financial results. From time to time, we also provide oral or written forward-looking statements in our Forms 10-K, Annual Reports to Stockholders, Forms 8-K, press releases and other materials we release to the public. Any or all of our forward-looking statements in this Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this Form 10-Q — for example, government regulation and the competitive environment — will be important in determining our future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may differ materially.
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
Item 4. Controls and Procedures
     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2006. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.
     During the quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In making our assessment of changes in internal control over financial reporting as of March 31, 2006, we have excluded the Mandalay operations. These operations represent approximately 46% of our total assets at March 31, 2006 and approximately 38% of our total net revenues for the three months ended March 31, 2006. We intend to disclose any material changes in internal control over financial reporting at the Mandalay operations in the first annual assessment of internal control over financial reporting in which we are required to include Mandalay, which will be as of December 31, 2006.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant developments in any of the cases disclosed in our Form 10-K during the three months ended March 31, 2006.
     We and our subsidiaries are also defendants in various other lawsuits most of which relate to routine matters incidental to our business. We do not believe that the outcome of this other pending litigation, considered in the aggregate, will have a material adverse effect on the Company.
Item 1A. Risk Factors
     A complete description of certain factors that may affect our future results and risk factors is set forth in Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to those factors in the period ended March 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. The following table includes information about our share repurchases for the quarter ended March 31, 2006:

			Shares Purchased	Maximum
	Total	Average	As Part of a	Shares Still
	Shares	Price Per	Publicly-Announced	Available for
	Purchased	Share	Program	Repurchase
January 1 — January 31, 2006	—	$—	—	14,500,000	(1)
February 1 — February 28, 2006	—	—	—	14,500,000	(1)
March 1 — March 31, 2006	1,000,000	38.48	1,000,000	13,500,000	(1)

	1,000,000		1,000,000

(1)	The July 2004 repurchase program was announced in July 2004 for up to 20 million shares with no expiration.
Item 6. Exhibits
4.1	Indenture, dated April 5, 2006, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 5, 2006 (the “April 2006 8-K”)).

4.2	Registration Rights Agreement, dated April 5, 2006, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and certain initial purchases parties thereto (incorporated by reference to Exhibit 4.2 to the April 2006 8-K).

10.1	Amended and Restated Annual Performance-Based Incentive Plan for Executive Officers, giving effect to amendment approved by the Company’s shareholders on May 9, 2006 (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE
Date: May 10, 2006	By:	/s/ J. TERRENCE LANNI
J. Terrence Lanni
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2006	/s/ JAMES J. MURREN
James J. Murren
President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
4.1	Indenture, dated April 5, 2006, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 5, 2006 (the “April 2006 8-K”)).

4.2	Registration Rights Agreement, dated April 5, 2006, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and certain initial purchases parties thereto (incorporated by reference to Exhibit 4.2 to the April 2006 8-K).

10.1	Amended and Restated Annual Performance-Based Incentive Plan for Executive Officers, giving effect to amendment approved by the Company’s shareholders on May 9, 2006 (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.