Form 10-Q
period 2006-06-30
MGM MIRAGE
filed 2006-08-09
CIK 789570

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value	Outstanding at August 7, 2006 283,292,018 shares

MGM MIRAGE AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets
Cash and cash equivalents	$294,992	$377,933
Accounts receivable, net	312,932	352,673
Inventories	118,144	111,825
Deferred income taxes	64,875	65,518
Prepaid expenses and other	114,918	110,634

Total current assets	905,861	1,018,583

Real estate under development	115,887	—

Property and equipment, net	16,801,647	16,541,651

Other assets
Investments in unconsolidated affiliates	1,053,474	931,154
Goodwill	1,309,131	1,314,561
Other intangible assets, net	375,681	377,479
Deposits and other assets, net	509,979	515,992

Total other assets	3,248,265	3,139,186

	$21,071,660	$20,699,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$366,812	$265,601
Income taxes payable	8,822	125,503
Current portion of long-term debt	—	14
Accrued interest on long-term debt	236,951	229,930
Other accrued liabilities	843,933	913,520

Total current liabilities	1,456,518	1,534,568

Deferred income taxes	3,345,368	3,378,371
Long-term debt	12,604,145	12,355,433
Other long-term obligations	200,236	195,976

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares; issued 359,215,605 and 357,262,405 shares; outstanding 283,250,865 and 285,069,516 shares	3,592	3,573
Capital in excess of par value	2,675,169	2,586,587
Deferred compensation	(436)	(3,618)
Treasury stock, at cost 75,964,740 and 72,192,889 shares	(1,490,775)	(1,338,394)
Retained earnings	2,278,156	1,987,725
Accumulated other comprehensive loss	(313)	(801)

Total stockholders’ equity	3,465,393	3,235,072

	$21,071,660	$20,699,420

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Casino	$796,373	$764,378	$1,643,338	$1,379,191
Rooms	524,047	455,761	1,044,297	729,815
Food and beverage	387,527	352,184	774,266	595,662
Entertainment	105,457	115,711	205,110	203,858
Retail	72,336	69,463	138,903	114,342
Other	133,445	106,973	256,873	167,808

	2,019,185	1,864,470	4,062,787	3,190,676
Less: Promotional allowances	(152,002)	(148,514)	(317,071)	(270,585)

	1,867,183	1,715,956	3,745,716	2,920,091

Expenses
Casino	412,710	389,767	857,789	700,556
Rooms	141,484	125,405	278,611	194,884
Food and beverage	233,585	220,466	460,381	354,777
Entertainment	76,740	84,801	150,270	144,866
Retail	47,391	45,233	92,887	74,817
Other	76,600	64,517	145,904	103,982
General and administrative	276,602	249,713	546,606	408,077
Corporate expense	38,579	31,651	75,231	58,442
Preopening and start-up expenses	15,044	3,897	21,225	6,421
Restructuring costs (credit)	231	(4)	1,035	(70)
Property transactions, net	12,575	1,793	36,044	5,996
Depreciation and amortization	164,984	151,673	320,257	262,168

	1,496,525	1,368,912	2,986,240	2,314,916

Income from unconsolidated affiliates	57,081	30,885	92,635	65,930

Operating income	427,739	377,929	852,111	671,105

Non-operating income (expense)
Interest income	3,027	5,319	5,772	7,016
Interest expense, net	(195,345)	(167,348)	(392,731)	(268,816)
Non-operating items from unconsolidated affiliates	(3,341)	(4,404)	(6,936)	(7,191)
Other, net	(3,333)	(1,781)	(6,377)	(17,472)

	(198,992)	(168,214)	(400,272)	(286,463)

Income before income taxes	228,747	209,715	451,839	384,642
Provision for income taxes	(82,353)	(68,547)	(161,408)	(132,395)

Net income	$146,394	$141,168	$290,431	$252,247

Basic earnings per share of common stock
Net income per share	$0.51	$0.49	$1.02	$0.89

Diluted earnings per share of common stock
Net income per share	$0.50	$0.48	$0.99	$0.85

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities
Net income	$290,431	$252,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	320,257	262,168
Amortization of debt discounts, premiums and issuance costs	(1,138)	8,131
Provision for doubtful accounts	30,357	15,761
Stock-based compensation	40,818	3,799
Property transactions, net	36,044	5,996
Loss on early extinguishment of debt	—	18,139
Income from unconsolidated affiliates	(80,556)	(56,332)
Distributions from unconsolidated affiliates	62,584	43,039
Deferred income taxes	(32,752)	(27,239)
Tax benefit from stock-based compensation	—	60,833
Change in assets and liabilities:
Accounts receivable	5,318	(7,492)
Inventories	(6,920)	(5,153)
Prepaid expenses and other	(4,284)	13,168
Real estate under development	(17,179)	—
Accounts payable and accrued liabilities	(59,257)	(5,715)
Income taxes payable	(112,830)	53,635
Hurricane Katrina insurance proceeds	2,893	—
Change in Hurricane Katrina insurance receivable	(34,261)	—
Other	(21,474)	(16,060)

Net cash provided by operating activities	418,051	618,925

Cash flows from investing activities
Acquisition of Mandalay Resort Group, net of cash acquired	—	(4,427,085)
Capital expenditures	(794,948)	(232,242)
Hurricane Katrina insurance proceeds	113,947	—
Dispositions of property and equipment	5,814	654
Investments in unconsolidated affiliates	(62,655)	(177,000)
Change in construction payable	98,100	(38,539)
Other	(8,409)	(10,851)

Net cash used in investing activities	(648,151)	(4,885,063)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities — maturities of 90 days or less	(90,300)	1,200,000
Borrowings under bank credit facilities — maturities longer than 90 days	3,500,000	3,500,000
Repayments under bank credit facilities — maturities longer than 90 days	(3,700,000)	—
Issuance of long-term debt	750,000	500,000
Repayment of long-term debt	(200,000)	(1,102,171)
Debt issuance costs	(5,828)	(47,126)
Issuance of common stock	28,066	97,554
Purchases of treasury stock	(141,038)	—
Excess tax benefits from stock-based compensation	18,361	—
Other	(12,102)	(10,752)

Net cash provided by financing activities	147,159	4,137,505

Cash and cash equivalents
Net decrease for the period	(82,941)	(128,633)
Balance, beginning of period	377,933	435,128

Balance, end of period	$294,992	$306,495

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$386,848	$228,849
Federal, state and foreign income taxes paid, net of refunds	286,786	41,684
The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
     Organization. MGM MIRAGE (the “Company”) is a Delaware corporation, incorporated on January 29, 1986. As of June 30, 2006, approximately 56% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, owns and/or operates casino resorts. On April 25, 2005, the Company completed its merger with Mandalay Resort Group (“Mandalay”) – see Note 2.
     The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, Mandalay Bay, The Mirage, Luxor, Treasure Island (“TI”), New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas and Slots-A-Fun. Boardwalk was closed in January 2006 in preparation for Project CityCenter (see below). The Company owns three resorts in Primm, Nevada, at the California/Nevada state line – Whiskey Pete’s, Buffalo Bill’s and the Primm Valley Resort – as well as two championship golf courses located near the resorts. Other Nevada operations include Circus Circus Reno, Colorado Belle and Edgewater in Laughlin, Gold Strike and Nevada Landing in Jean, and Railroad Pass in Henderson. The Company has a 50% investment in Silver Legacy in Reno, which is adjacent to Circus Circus Reno. In addition, the Company owns a 50% interest in the entity developing The Signature at MGM Grand, which is adjacent to MGM Grand Las Vegas. The Signature is a condominium-hotel development, with one tower currently in the closing process and two towers currently under construction. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts.
     The Company and its local partners own MGM Grand Detroit, LLC, which operates a casino in an interim facility located in downtown Detroit, Michigan. The Company also owns and operates two resorts in Mississippi – Beau Rivage in Biloxi and Gold Strike Tunica. Beau Rivage sustained significant damage in late August 2005 as a result of Hurricane Katrina and has been closed since. The Company expects to reopen Beau Rivage in stages beginning in the third quarter of 2006. The Company has 50% interests in two resorts outside of Nevada – Borgata and Grand Victoria. Borgata is a casino resort located on Renaissance Point in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. The Company owns additional land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, a portion of which is being utilized for an expansion of Borgata, and a portion of which is available for future development. Grand Victoria is a riverboat in Elgin, Illinois – an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort.
     The Company owns 50% of MGM Grand Paradise Limited, a joint venture with Pansy Ho Chiu-king formed to develop, build and operate a hotel-casino resort, MGM Grand Macau, in Macau S.A.R. MGM Grand Macau is estimated to cost approximately $1.1 billion, including land and license rights and preopening costs, and the resort is anticipated to open in late 2007.
     The Company owns 66 acres adjacent to Bellagio on which it is developing Project CityCenter. Project CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room non-gaming boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 470,000 square feet of retail shops, dining and entertainment venues; and approximately 2.3 million square feet of residential space in approximately 2,800 luxury condominium and condominium-hotel units in multiple towers. The overall cost of Project CityCenter is estimated at approximately $7 billion, excluding preopening and land costs. After estimated proceeds of $2.5 billion from the sale of residential units, net project cost is estimated at approximately $4.5 billion. Project CityCenter is expected to open in late 2009.

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
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments — which include only normal recurring adjustments — necessary to present fairly the Company’s financial position as of June 30, 2006, the results of its operations for the three and six month periods ended June 30, 2006 and 2005, and cash flows for the six month periods ended June 30, 2006 and 2005. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications, which have no effect on previously reported net income, have been made to the 2005 financial statements to conform to the 2006 presentation.
     Point-loyalty programs. The Company operates two primary point-loyalty programs — Players Club and One Club. One Club is the point-loyalty program at Mandalay resorts, and that program will be phased out in 2006 and 2007, with customers transferred into Players Club.
     In Players Club, customers earn points based on their slots play, which can be redeemed for cash. The Company records a liability based on the points earned times the redemption value and records a corresponding reduction in casino revenue since the awards earned are cash. The expiration of unused points results in a reduction of the liability. Customers’ overall level of table games and slots play is also tracked and used by management in awarding discretionary complimentaries – free rooms, food and beverage and other services – for which no accrual is recorded.
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
     Financial statement impact of Hurricane Katrina. The Company maintains insurance covering both property damage and business interruption as a result of wind and flood damage sustained at Beau Rivage. The deductible under this coverage is $15 million, based on the amount of damage incurred. Based on current estimates, insurance proceeds are expected to exceed the net book value of damaged assets and clean-up and demolition costs; therefore, the Company has not recorded an impairment charge related to the storm and upon ultimate settlement of the claim will likely record a gain. Damaged assets with a net book value of $126 million have been written off, clean-up and demolition costs of $34 million have been incurred, and a corresponding insurance receivable has been recorded.
     Business interruption coverage covers lost profits and other costs incurred during the construction period and up to six months following the re-opening of the facility. Expected costs during the interruption period are less than the anticipated business interruption proceeds; therefore, post-storm costs of $77 million through June 30, 2006 are being offset by the expected recoveries and a corresponding insurance receivable has been recorded. Post-storm costs and expected recoveries are recorded net within “General and administrative” expenses in the accompanying consolidated statements of income, except for depreciation of non-damaged assets, which is classified as “Depreciation and amortization.”

     The insurance receivable is recorded within “Deposits and other assets, net” in the accompanying consolidated balance sheets. Through June 30, 2006, the Company has received $163 million from its insurers, leaving a net receivable of $74 million at June 30, 2006. Insurance proceeds are classified in the statement of cash flows based on the coverage the proceeds relate to; however, the Company’s insurance policy includes undifferentiated coverage for both property damage and business interruption. The Company treated proceeds as being related to property damage, and therefore classified the proceeds as an investing cash flow, until the full $160 million of damaged assets and demolition costs were recovered. The Company is treating subsequent proceeds up to the amount of the recorded receivable as being related to business interruption, and therefore classifying these proceeds as an operating cash flow. Proceeds in excess of the recorded receivable will be segregated between property damage and business interruption based on the ultimate negotiation and resolution of the claim.
     Real estate under development. Real estate under development represents capitalized costs of wholly-owned real estate projects to be sold, which consists entirely of condominium and condominium-hotel developments. Real estate under development includes land, direct construction and development costs, property taxes, interest and direct selling costs. Indirect selling costs are expensed as incurred. Substantially all of the balance in real estate under development at June 30, 2006 represents the cost balance of land upon which development of condominium or condominium-hotel towers began in the first quarter of 2006.
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

Cash consideration for Mandalay’s outstanding shares and stock options	$4,831,944
Estimated fair value of Mandalay’s long-term debt	2,849,225
Transaction costs and expenses and other	111,944

7,793,113
Less: Net proceeds from the sale of Mandalay’s interest in MotorCity Casino	(526,597)

$7,266,516

     Cash paid, net of cash acquired, was $4.4 billion. The transaction was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values.
     The following table sets forth the allocation of purchase price (in thousands):

Current assets (including cash of $134,245)	$413,502
Property and equipment	7,130,376
Goodwill	1,225,373
Other intangible assets	245,940
Other assets	340,930
Assumed liabilities, excluding long-term debt	(602,127)
Deferred taxes	(1,487,478)

$7,266,516

     The amount allocated to intangible assets includes existing Mandalay intangible assets and the recognition of customer relationships with a value of $12 million and an estimated useful life of five years and trade names and trademarks with a value of $234 million and an indefinite life. Goodwill and indefinite-lived intangible assets are not amortized.
     The operating results for Mandalay are included in the accompanying consolidated statements of income from the date of the acquisition. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Mandalay acquisition had occurred on January 1, 2005.

	Three Months	Six Months
For the periods ended June 30,	2005	2005
	(In thousands, except
	per share amounts)
Net revenues	$1,921,772	$3,822,750
Operating income	412,728	832,842
Net income	142,314	273,716
Basic earning per share:
Net income	$0.50	$0.96
Diluted earning per share:
Net income	$0.48	$0.93
NOTE 3 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
     Investments in unconsolidated affiliates consisted of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Marina District Development Company – Borgata (50%)	$457,727	$461,211
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	299,500	241,279
MGM Grand Paradise Limited – Macau (50%)	248,109	187,568
Circus and Eldorado Joint Venture – Silver Legacy (50%)	28,456	26,492
Other	9,082	14,604

	1,042,874	931,154

Turnberry/MGM Grand Towers — The Signature at MGM Grand (50%)	10,600	(7,400)

	$1,053,474	$923,754

     The Company’s investment in MGM Grand Paradise Limited consists of equity and subordinated debt. The Company is committed to loaning the venture up to an additional $45 million, which will be treated as an additional investment in the venture.
     The negative investment balance in The Signature at MGM Grand at December 31, 2005, represented cumulative losses of the venture, and was classified as “Other long-term obligations” in the accompanying consolidated balance sheets along with deferred income related to the excess of proceeds received over carrying value of land the Company transferred to the venture. Due to the recognition of profits on a portion of the condominium units of Tower 1, which was completed in May 2006, the investment balance is positive at June 30, 2006 and is classified as “Investments in unconsolidated affiliates” in the accompanying consolidated balance sheets.
     The Company recorded its share of the results of operations of unconsolidated affiliates as follows (including the Company’s share of Monte Carlo’s results in 2005):

	Three Months		Six Months
For the periods ended June 30,	2006	2005	2006	2005
	(In thousands)
Income from unconsolidated affiliates	$57,081	$30,885	$92,635	$65,930
Preopening and start-up expenses	(2,425)	(2,338)	(5,143)	(2,407)
Non-operating items from unconsolidated affiliates	(3,341)	(4,404)	(6,936)	(7,191)

	$51,315	$24,143	$80,556	$56,332

NOTE 4 — LONG-TERM DEBT
Long-term debt consisted of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Senior credit facility	$4,484,700	$4,775,000
$200 million 6.45% senior notes, repaid at maturity in 2006	—	200,223
$244.5 million 7.25% senior notes, due 2006, net	242,946	240,353
$710 million 9.75% senior subordinated notes, due 2007, net	708,850	708,223
$200 million 6.75% senior notes, due 2007, net	195,070	192,977
$492.2 million 10.25% senior subordinated notes, due 2007, net	516,940	527,879
$180.4 million 6.75% senior notes, due 2008, net	174,044	172,238
$196.2 million 9.5% senior notes, due 2008, net	209,859	212,895
$226.3 million 6.5% senior notes, due 2009, net	228,241	228,518
$1.05 billion 6% senior notes, due 2009, net	1,054,596	1,055,232
$297.6 million 9.375% senior subordinated notes, due 2010, net	322,354	325,332
$825 million 8.5% senior notes, due 2010, net	822,951	822,705
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$132.4 million 6.375% senior notes, due 2011, net	133,628	133,725
$550 million 6.75% senior notes, due 2012	550,000	550,000
$150 million 7.625% senior subordinated debentures, due 2013, net	155,670	155,978
$500 million 6.75% senior notes, due 2013	500,000	—
$525 million 5.875% senior notes, due 2014, net	522,720	522,604
$875 million 6.625% senior notes, due 2015, net	879,791	879,989
$250 million 6.875% senior notes, due 2016	250,000	—
$100 million 7.25% senior debentures, due 2017, net	83,117	82,699
Floating rate convertible senior debentures due 2033	8,472	8,472
$150 million 7% debentures due 2036, net	155,931	155,961
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	—	179

	12,604,145	12,355,447
Less: Current portion	—	(14)

	$12,604,145	$12,355,433

     Amounts due within one year of the balance sheet date are classified as long-term in the accompanying consolidated balance sheets because the Company has both the intent and ability to repay these amounts with available borrowings under the senior credit facility.
     Total interest incurred for the three month periods ended June 30, 2006 and 2005 was $223 million and $174 million, respectively, of which $28 million and $7 million, respectively, was capitalized. Total interest incurred for the six month periods ended June 30, 2006 and 2005 was $439 million and $279 million, respectively, of which $46 million and $10 million, respectively, was capitalized.
     At June 30, 2006, the senior credit facility had total capacity of $7.0 billion. The senior credit facility matures in 2010 and consists of a $5.5 billion revolving credit facility and $1.5 billion term loan facility. At June 30, 2006, the Company had approximately $2.5 billion of available borrowing capacity under the senior credit facility.
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

     In the 2005 six month period, the Company recorded a net $19 million loss on early retirement of debt, classified as “Other, net” in the accompanying consolidated statements of income. The February 2005 redemption of the Company’s 6.875% senior notes due February 2008 resulted in a loss of $20 million. The May 2005 tender offer for several issuances of Mandalay’s senior notes resulted in a net gain of $1 million.
     The Company’s long-term debt obligations contain customary covenants requiring the Company to maintain certain financial ratios. At June 30, 2006, the Company was required to maintain a maximum leverage ratio (debt to EBITDA, as defined) of 6.75:1 and a maximum senior leverage ratio of 5.75:1. Also at June 30, 2006, the Company was required to maintain a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.0:1. At June 30, 2006, the Company’s leverage, senior leverage and interest coverage ratios were 5.4:1, 4.5:1 and 2.7:1, respectively.
NOTE 5 — INCOME PER SHARE OF COMMON STOCK
     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2006	2005	2006	2005
		(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	284,285	285,546	284,239	284,031
Potential dilution from stock options and restricted stock	8,677	11,179	8,629	11,654

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	292,962	296,725	292,868	295,685

NOTE 6 — COMPREHENSIVE INCOME
     Comprehensive income consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2006	2005	2006	2005
		(In thousands)
Net income	$146,394	$141,168	$290,431	$252,247
Currency translation adjustment	388	(831)	485	(1,152)
Derivative income from unconsolidated affiliate, net of tax	—	393	3	1,005

	$146,782	$140,730	$290,919	$252,100

NOTE 7 — STOCKHOLDERS’ EQUITY
     Stock repurchases. In the six months ended June 30, 2006, the Company repurchased 3.5 million shares of common stock at a total cost of $141 million, leaving 11 million shares available under a July 2004 authorization. The Company did not repurchase any shares in the six months ended June 30, 2005.

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
     The impact of adopting SFAS 123(R) was as follows, due to the incremental compensation cost recognized for employee stock options and stock appreciation rights:

	Three Months	Six Months
For the periods ended June 30,	2006	2006
	(In thousands, except per share amounts)
Incremental stock-based compensation under SFAS123(R)	$16,460	$38,322
Less: Amounts capitalized	(275)	(616)

Reduction of income before income taxes	$16,185	$37,706

Reduction in net income	$10,520	$24,509

Reduction in basic earning per share	$0.04	$0.09

Reduction in diluted earnings per share	$0.04	$0.08

     In addition, SFAS 123(R) requires the excess tax benefits from stock option exercises – tax deductions in excess of compensation cost recognized – to be classified as a financing activity. Previously, all tax benefits from stock option exercises were classified as operating activities. Had the Company not adopted SFAS 123(R), the $18 million of excess tax benefits classified as a financing cash inflow would have been classified as an operating cash inflow.

     Information about the Company’s share-based awards. The Company adopted an omnibus incentive plan in 2005 which allows for the granting of stock options, stock appreciation rights, restricted stock, and other stock-based awards to eligible directors, officers and employees. The plans are administered by the Compensation and Stock Option Committee (the “Committee”) of the Board of Directors. Salaried officers, directors and other key employees of the Company and its subsidiaries are eligible to receive awards. The Committee has discretion under the omnibus plan regarding which type of awards to grant, the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:
•	The omnibus plan allowed for the issuance of up to 20 million shares or share-based awards;

•	For stock options and stock appreciation rights, the exercise price of the award must equal the fair market value of the stock on the date of grant and the maximum term of such an award is ten years.
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
     As of June 30, 2006, the aggregate number of share-based awards available for grant under the omnibus plan was 5.2 million. A summary of activity under the Company’s share-based payment plans for the six months ended June 30, 2006 is presented below:
Stock options and stock appreciation rights

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Term	($000’s)
Outstanding at January 1, 2006	34,825	$22.93
Granted	1,514	42.87
Exercised	(1,953)	14.37
Forfeited or expired	(269)	28.08

Outstanding at June 30, 2006	34,117	24.26	6.1	$564,147

Exercisable at June 30, 2006	13,553	18.18	5.6	$306,508

     The total intrinsic value of stock options and stock appreciation rights exercised during the six month periods ended June 30, 2006 and 2005 was $54 million and $161 million, respectively. The total income tax benefits from stock option exercises during the six month periods ended June 30, 2006 and 2005 were $19 million and $57 million, respectively. As of June 30, 2006, there was a total of $103 million of unamortized compensation related to stock options and stock appreciation rights, which cost is expected to be recognized over a weighted-average period of 3.0 years. As noted earlier, the Company is recognizing expense for awards granted prior to January 1, 2006 on an accelerated basis, so a disproportionate share of the unamortized expense will be recognized in the first 12 months of this weighted-average period.
Restricted stock

		Weighted
		Average
	Shares	Grant-Date
	(000’s)	Fair Value
Nonvested at January 1, 2006	834	$17.59
Granted	—	—
Vested	(818)	17.59
Forfeited	(4)	17.62

Nonvested at June 30, 2006	12	17.45

     During the six months ended June 30, 2006, restrictions lapsed with respect to 818,000 shares with a total fair value of $34 million. During the six months ended June 30, 2005, restrictions lapsed with respect to 840,000 shares with a total fair value of $33 million. In the six month periods ended June 30, 2006 and 2005, certain recipients of restricted shares elected to use a portion of the shares in which restrictions lapsed to pay required withholding taxes. Approximately 277,000 and 258,000 shares, respectively, were surrendered in the six month periods ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was less than $1 million of unamortized compensation related to restricted stock, all of which will be recognized in 2006.
     Recognition of compensation cost. The following table shows information about compensation cost recognized:

	Three Months		Six Months
For the periods ended June 30,	2006	2005	2006	2005
		(In thousands)
Compensation cost:
Stock options and stock appreciation rights	$16,510	$19	$38,422	$39
Restricted stock	1,178	1,880	3,012	3,760

Total compensation cost	17,688	1,899	41,434	3,799
Less: Compensation cost capitalized	(275)	—	(616)	—

Compensation cost recognized as expense	17,413	1,899	40,818	3,799
Less: Related tax benefit	(5,779)	(215)	(13,616)	(584)

Compensation expense, net of tax benefit	$11,634	$1,684	$27,202	$3,215

     Compensation cost for stock options and stock appreciation rights was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions (assumptions in 2005 were used to compute the pro forma compensation for disclosure purposes only):

	Three Months		Six Months
For the periods ended June 30,	2006	2005	2006	2005

Expected volatility	33%	37%	33%	37%
Expected term	4.1 years	4.3 years	4.1 years	4.4 years
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.9%	3.8%	4.9%	3.8%
Forfeiture rate	4.6%	0%	4.6%	0%
Weighted-average fair value of options granted	$14.89	$12.42	$14.65	$12.57
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
     Pro forma disclosures. Had the Company accounted for these plans during 2005 under the fair value method allowed by SFAS 123, the Company’s net income and earnings per share would have been reduced to recognize the fair value of employee stock options, as follows:

	Three Months	Six Months
For the periods ended June 30,	2005	2005
	(In thousands, except per share amounts)
Net income
As reported	$141,168	$252,247
Incremental stock-based compensation under SFAS 123, net of tax benefit	(12,168)	(16,350)

Pro forma	$129,000	$235,897

Basic earnings per share
As reported	$0.49	$0.89

Pro forma	$0.45	$0.83

Diluted earning per share
As reported	$0.48	$0.85

Pro forma	$0.43	$0.80

NOTE 9 — COMMITMENTS AND CONTINGENCIES
     New York Racing Association. The Company has entered into a definitive agreement with the New York Racing Association (“NYRA”) to manage video lottery terminals (“VLTs”) at NYRA’s Aqueduct horseracing facility in metropolitan New York. Subject to receipt of requisite New York State approvals, the Company will assist in the development of the facility, including providing project financing up to $190 million, and will manage the facility for a term of five years (extended automatically if the financing provided by the Company is not fully repaid) for a fee. Recent legislative changes will allow the Company to operate the VLTs past the expiration date of the current NYRA franchise agreement.
     United Kingdom. In November 2003, the Company entered into an agreement with Newcastle United PLC to create a 50-50 joint venture which would build a major new mixed-use development, including a regional casino, on a site adjacent to Newcastle United’s football stadium. The Company made an equity investment of £5 million ($9 million based on exchange rates at June 30, 2006). The agreement is cancelable, and the equity investment refundable, if certain conditions are not met within specified time frames, including obtaining a regional casino license and regulatory approvals, and the implementation of an acceptable tax regime.
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
     In 2005, the venture obtained construction financing for up to $230 million for the development of Tower 2. The Company has provided a guaranty for up to 50% of the interest and principal obligations on the construction financing, with such guaranty decreasing by 50% relative to the principal when construction is 50% complete. The remaining 50% of interest and principal obligations is guaranteed by affiliates of the venture’s other investor. These affiliates and the Company have also jointly and severally provided a completion guaranty. At June 30, 2006, the Company had a liability for its guaranty obligations for Towers 1 and 2 of approximately $2 million, classified in “Other long-term obligations” in the accompanying consolidated balance sheets.
     Mashantucket Pequot Tribal Nation. The Company has agreed to enter a strategic alliance, subject to definitive agreements, with the Mashantucket Pequot Tribal Nation (“MPTN”). The strategic alliance has several elements, one of which calls for the creation of a joint venture to seek future development opportunities. The Company has agreed to provide a development subsidiary of MPTN with a loan of up to $200 million intended to fund a portion of that subsidiary’s investment in any future joint development projects.
NOTE 10 — PROPERTY TRANSACTIONS, NET
     Net property transactions consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2006	2005	2006	2005
		(In thousands)
Write-downs and impairments	$10,179	$—	$33,645	$—
Demolition costs	184	1,155	198	4,265
Net losses on sale or disposal of fixed assets	2,212	638	2,201	1,731

	$12,575	$1,793	$36,044	$5,996

     Write-downs and impairments in 2006 includes $22 million related to the write-off of the tram connecting Bellagio and Monte Carlo, including the stations at both resorts, in preparation for construction of Project CityCenter. Project CityCenter will feature a state-of-the-art people mover system that will reconnect Bellagio with Monte Carlo, with the stations at each resort completely redesigned as well. Other write-downs related to assets being replaced in connection with several smaller capital projects, primarily at MGM Grand Las Vegas, Mandalay Bay and The Mirage, as well as the $4 million write-off of Luxor’s investment in the Hairspray show.
     During 2005, demolition costs relate primarily to room remodel activity at MGM Grand Las Vegas and construction of a new showroom at The Mirage.

NOTE 11 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION
     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of June 30, 2006 and December 31, 2005 and for the three and six month periods ended June 30, 2006 and 2005 is as follows:
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of June 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$81,095	$798,087	$26,679	$—	$905,861
Real estate under development	—	115,887	—	—	115,887
Property and equipment, net	—	16,497,689	315,930	(11,972)	16,801,647
Investments in subsidiaries	15,337,197	249,333	—	(15,586,530)	—
Investments in unconsolidated affiliates	127,902	968,237	299,500	(342,165)	1,053,474
Other non-current assets	88,528	2,002,764	103,499	—	2,194,791

	$15,634,722	$20,631,997	$745,608	$(15,940,667)	$21,071,660

Current liabilities	$240,188	$1,160,454	$55,876	$—	$1,456,518
Intercompany accounts	(1,572,130)	1,436,940	135,190	—	—
Deferred income taxes	3,345,368	—	—	—	3,345,368
Long-term debt	10,153,908	2,430,537	19,700	—	12,604,145
Other non-current liabilities	1,995	148,313	49,928	—	200,236
Stockholders’ equity	3,465,393	15,455,753	484,914	(15,940,667)	3,465,393

	$15,634,722	$20,631,997	$745,608	$(15,940,667)	$21,071,660

	As of December 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$89,153	$885,991	$43,439	$—	$1,018,583
Property and equipment, net	7,113	16,373,113	173,397	(11,972)	16,541,651
Investments in subsidiaries	14,569,623	183,208	—	(14,752,831)	—
Investments in unconsolidated affiliates	127,902	904,138	241,279	(342,165)	931,154
Other non-current assets	86,011	2,018,809	103,212	—	2,208,032

	$14,879,802	$20,365,259	$561,327	$(15,106,968)	$20,699,420

Current liabilities	$345,195	$1,148,306	$41,067	$—	$1,534,568
Intercompany accounts	(1,794,833)	1,726,415	68,418	—	—
Deferred income taxes	3,378,371	—	—	—	3,378,371
Long-term debt	9,713,754	2,641,679	—	—	12,355,433
Other non-current liabilities	2,243	143,733	50,000	—	195,976
Stockholders’ equity	3,235,072	14,705,126	401,842	(15,106,968)	3,235,072

	$14,879,802	$20,365,259	$561,327	$(15,106,968)	$20,699,420

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended June 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,753,276	$113,907	$—	$1,867,183
Equity in subsidiaries’ earnings	431,345	39,901	—	(471,246)	—
Expenses:
Casino and hotel operations	4,902	921,682	61,926	—	988,510
General and administrative	4,777	259,029	12,796	—	276,602
Corporate expense	11,678	26,901	—	—	38,579
Preopening and start-up expenses	119	14,241	684	—	15,044
Restructuring costs	—	231	—	—	231
Property transactions, net	3,394	9,178	3	—	12,575
Depreciation and amortization	684	161,063	3,237	—	164,984

	25,554	1,392,325	78,646	—	1,496,525

Income from unconsolidated affiliates	—	51,750	5,331	—	57,081

Operating income	405,791	452,602	40,592	(471,246)	427,739
Interest income (expense), net	(178,949)	(13,402)	33	—	(192,318)
Other, net	890	(7,855)	291	—	(6,674)

Income before income taxes	227,732	431,345	40,916	(471,246)	228,747
Provision for income taxes	(81,338)	—	(1,015)	—	(82,353)

Net income	$146,394	$431,345	$39,901	$(471,246)	$146,394

	For the Three Months Ended June 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,606,254	$109,702	$—	$1,715,956
Equity in subsidiaries’ earnings	343,429	31,477	—	(374,906)	—
Expenses:
Casino and hotel operations	—	872,955	57,234	—	930,189
General and administrative	—	236,303	13,410	—	249,713
Corporate expense	2,874	28,777	—	—	31,651
Preopening and start-up expenses	—	3,897	—	—	3,897
Restructuring costs (credit)	—	(4)	—	—	(4)
Property transactions, net	—	1,491	302	—	1,793
Depreciation and amortization	606	144,670	6,397	—	151,673

	3,480	1,288,089	77,343	—	1,368,912

Income from unconsolidated affiliates	—	26,033	4,852	—	30,885

Operating income	339,949	375,675	37,211	(374,906)	377,929
Interest income (expense), net	(131,488)	(31,563)	1,022	—	(162,029)
Other, net	—	(6,287)	102	—	(6,185)

Income before income taxes	208,461	337,825	38,335	(374,906)	209,715
Provision for income taxes	(67,293)	—	(1,254)	—	(68,547)

Net income	$141,168	$337,825	$37,081	$(374,906)	$141,168

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Six Months Ended June 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$3,516,716	$229,000	$—	$3,745,716
Equity in subsidiaries’ earnings	848,153	84,266	—	(932,419)	—
Expenses:
Casino and hotel operations	10,705	1,850,188	124,949	—	1,985,842
General and administrative	11,413	508,018	27,175	—	546,606
Corporate expense	23,443	51,788	—	—	75,231
Preopening and start-up expenses	277	19,671	1,277	—	21,225
Restructuring costs	—	1,035	—	—	1,035
Property transactions, net	3,394	32,649	1	—	36,044
Depreciation and amortization	1,499	312,604	6,154	—	320,257

	50,731	2,775,953	159,556	—	2,986,240

Income from unconsolidated affiliates	—	76,377	16,258	—	92,635

Operating income	797,422	901,406	85,702	(932,419)	852,111
Interest income (expense), net	(348,484)	(38,611)	136	—	(386,959)
Other, net	842	(14,642)	487	—	(13,313)

Income before income taxes	449,780	848,153	86,325	(932,419)	451,839
Provision for income taxes	(159,349)	—	(2,059)	—	(161,408)

Net income	$290,431	$848,153	$84,266	$(932,419)	$290,431

	For the Six Months Ended June 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$2,696,689	$223,402	$—	$2,920,091
Equity in subsidiaries’ earnings	627,590	66,987	—	(694,577)	—
Expenses:
Casino and hotel operations	—	1,456,696	117,186	—	1,573,882
General and administrative	—	379,801	28,276	—	408,077
Corporate expense	6,863	51,579	—	—	58,442
Preopening and start-up expenses	—	6,421	—	—	6,421
Restructuring costs (credit)	—	(70)	—	—	(70)
Property transactions, net	—	5,692	304	—	5,996
Depreciation and amortization	977	247,779	13,412	—	262,168

	7,840	2,147,898	159,178	—	2,314,916

Income from unconsolidated affiliates	—	61,078	4,852	—	65,930

Operating income	619,750	676,856	69,076	(694,577)	671,105
Interest income (expense), net	(218,017)	(44,989)	1,206	—	(261,800)
Other, net	(19,500)	(5,100)	(63)	—	(24,663)

Income before income taxes	382,233	626,767	70,219	(694,577)	384,642
Provision for income taxes	(129,986)	—	(2,409)	—	(132,395)

Net income	$252,247	$626,767	$67,810	$(694,577)	$252,247

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Six Months Ended June 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities	$(575,883)	$916,682	$77,252	$—	$418,051
Net cash provided by (used in) investing activities	5,300	(525,440)	(125,727)	(2,284)	(648,151)
Net cash provided by (used in) financing activities	564,929	(456,946)	36,892	2,284	147,159

	For the Six Months Ended June 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities	$(181,632)	$740,512	$60,045	$—	$618,925
Net cash used in investing activities	(4,587,820)	(292,843)	(2,210)	(2,190)	(4,885,063)
Net cash provided by (used in) financing activities	4,761,697	(421,781)	(204,601)	2,190	4,137,505

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Overview
     At June 30, 2006, our primary operations consisted of 23 wholly-owned casino resorts and 50% investments in three other casino resorts, including:

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
     We operate primarily in one segment, the operation of casino resorts, which includes offering gaming, hotel, dining, entertainment, retail and other resort amenities. Over half of our net revenue is derived from non-gaming activities, a higher percentage than many of our competitors, as our operating philosophy is to provide a complete resort experience for our guests, including non-gaming amenities which command a premium price based on their quality. We believe that we own several of the premier casino resorts in the world, and a main focus of our strategy is to continually reinvest in these resorts to maintain that competitive advantage.
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
     We generate a majority of our net revenues and operating income from our resorts in Las Vegas, Nevada, which exposes us to certain risks outside of our control, such as competition from other recently opened or expanded Las Vegas resorts, and the impact from expansion of gaming in California. We are also exposed to risks related to tourism and the general economy, including national and global economic conditions and terrorist attacks or other global events.
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
     Financial Results
     The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2006 and 2005. References to “same-store” results exclude the Mandalay resorts and Monte Carlo for all periods. Same-store results also exclude Beau Rivage and Boardwalk for all periods. On a consolidated basis, the most important factors and trends contributing to our operating performance for the period were:
•	The addition of Mandalay’s resorts on April 25, 2005. For the three months ended June 30, 2006, net revenue for the Mandalay resorts was $732 million and operating income was $180 million, compared to net revenue of $524 million and operating income of $131 million in the 2005 quarter. For the six months ended June 30, 2006, net revenue for the Mandalay resorts was $1.5 billion and operating income was $357 million, compared to net revenue of $524 million and operating income of $131 million in 2005.

•	The closure of Beau Rivage in August 2005 as a result of Hurricane Katrina. Beau Rivage earned operating income of $20 million for the three months ended June 30, 2005 and $35 million for the six months ended June 30, 2005.

•	The adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). We recorded $16 million and $38 million of additional stock compensation expense in the three and six month periods ended June 30, 2006, respectively, as a result of adopting SFAS 123(R). We adopted SFAS 123(R) using the modified-prospective transition method and began applying the valuation and other criteria to stock options granted beginning January 1, 2006. Under the modified-prospective method, we are recognizing expense for the unvested portion of previously issued grants based on the valuation and attribution methods originally used to calculate the pro forma disclosures. Prior to January 1, 2006, we did not recognize expense for employee stock options.

•	Recognition of our share of profits from the completion of Tower 1 of The Signature at MGM Grand. The venture records revenue and cost of sales as units close. Tower 1 was completed in May 2006, and profits on a portion of the condominium units was recognized in the second quarter and the remainder will be recognized in the third quarter. For the quarter ended June 30, 2006, we recognized income of approximately $28 million related to units closed and the pro rata recognition of deferred profit on land contributed to the venture. Such income is classified in “Income from unconsolidated affiliates” in the accompanying consolidated statements of income.

     Our net revenue increased 9% in the second quarter over the prior year quarter. On a same-store basis, revenue growth was 4% in the quarter. We achieved modest REVPAR growth against difficult prior year comparisons, increases in food and beverage revenue and solid casino results. Benefiting the second quarter 2006 revenue results was a higher table games hold percentage than the prior year.
     Our operating income in 2006 increased 13% for the quarter to $428 million, due to the addition of Mandalay, the positive revenue trends described above, and increased operating margins. Operating income comparisons were negatively affected by the $16 million of additional stock compensation expense in the second quarter of 2006 and the closure of Beau Rivage. In addition, we incurred higher preopening and start-up expenses, restructuring and property transactions in the current year — $28 million versus $6 million. Operating income was positively impacted by the profit recognition on Tower 1 of The Signature at MGM Grand. Our operating margin was 23% in the 2006 quarter versus 22% in the 2005 quarter.
     Net income increased 4% over the 2005 quarter. Increased operating income was offset in part by higher interest expense resulting from the Mandalay merger.
     Trends for the six month periods were very similar to those noted above for the second quarter. Table games hold percentages were more comparable between periods, but trends in volume and pricing indicators were otherwise in line with the second quarter trends, as were trends in profitability.
     Operating Results – Detailed Revenue Information
     The following table presents details of our net revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
		Percentage			Percentage
	2006	Change	2005	2006	Change	2005
			(Dollars in thousands)
Casino revenue, net:
Table games	$305,496	4%	$294,402	$650,537	16%	$558,509
Slots	464,932	4%	445,869	934,122	20%	776,410
Other	25,945	8%	24,107	58,679	33%	44,272

Casino revenue, net	796,373	4%	764,378	1,643,338	19%	1,379,191

Non-casino revenue:
Rooms	524,047	15%	455,761	1,044,297	43%	729,815
Food and beverage	387,527	10%	352,184	774,266	30%	595,662
Entertainment, retail and other	311,238	7%	292,147	600,886	24%	486,008

Non-casino revenue	1,222,812	11%	1,100,092	2,419,449	34%	1,811,485

	2,019,185	8%	1,864,470	4,062,787	27%	3,190,676
Less: Promotional allowances	(152,002)	2%	(148,514)	(317,071)	17%	(270,585)

	$1,867,183	9%	$1,715,956	$3,745,716	28%	$2,920,091

     On a same-store basis, table games revenue increased 9% in the second quarter, as baccarat volume was very strong, and hold percentages were higher in the current year, near the top of the Company’s normal range compared to the mid-point of the range in 2005. Slots revenue increased 4% on a same-store basis. These increases are similar to those experienced for the six month periods as well.
     Non-casino revenue increased in 2006 primarily due to modest increases in room rates in all customer segments, as well as the focus on increasing occupancy to drive visitor volume in other operating areas, particularly at the Mandalay resorts. In the second quarter of 2006, same-store REVPAR was $152, up 3% from the prior year quarter. REVPAR at our Las Vegas Strip resorts was $172 in the 2006 quarter on a same-store basis, an increase of 3%. On a six-month basis, the same-store REVPAR increase is also 3% company-wide, but same-store hotel revenue increased 5% as we had 50,000 more rooms available in the 2006 period.

     Food and beverage revenue increased 4% on a same-store basis in the second quarter, generally consistent with the increase in occupied rooms and also benefiting from new restaurants at The Mirage. Entertainment revenue decreased 2% in the quarter on a same-store basis — a 5% decrease excluding revenues from the recently opened Love show at The Mirage — due to increased competition from new shows and nightclubs in Las Vegas.
     Operating Results – Details of Certain Charges
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
     The following table shows the amount of incremental compensation related to employee stock options and stock appreciation rights included within each income statement expense caption:

	Three Months	Six Months
For the periods ended June 30,	2006	2006
	(In thousands)
Casino	$3,297	$6,984
Other operating departments	1,605	3,722
General and administrative	4,777	11,413
Corporate expense and other	6,506	15,587

	$16,185	$37,706

     Preopening and start-up expenses were $15 million in the 2006 quarter versus $4 million in 2005, and included amounts related primarily to The Signature at MGM Grand, the Love show at The Mirage, Project CityCenter and Borgata’s expansion. For the six month periods, preopening and start-up expenses were $21 million in 2006 compared to $6 million in 2005, consisting of largely the same components.
     Property transactions, net consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2006	2005	2006	2005
		(In thousands)
Write-downs and impairments	$10,179	$—	$33,645	$—
Demolition costs	184	1,155	198	4,265
Net losses on sale or disposal of fixed assets	2,212	638	2,201	1,731

	$12,575	$1,793	$36,044	$5,996

     Write-downs and impairments in 2006 includes $22 million related to the write-off of the tram connecting Bellagio and Monte Carlo, including the stations at both resorts, in preparation for construction of Project CityCenter. Project CityCenter will feature a state-of-the-art people mover system that will reconnect Bellagio with Monte Carlo, with the stations at each resort completely redesigned as well. Other write-downs related to assets being replaced in connection with several smaller capital projects, primarily at MGM Grand Las Vegas, Mandalay Bay and The Mirage, as well as the $4 million write-off of Luxor’s investment in the Hairspray show.
     During 2005, demolition costs related primarily to room remodel activity at MGM Grand Las Vegas and construction of the new showroom at The Mirage.
     Non-operating Results
     Net interest expense increased to $195 million in the 2006 second quarter from $167 million in the 2005 period due primarily to the additional debt outstanding after the Mandalay acquisition. For the six month periods, net interest expense increased from $269 million in 2005 to $393 million in 2006. In the 2005 six months, “Other, net” includes a $20 million loss on early retirement of debt related to the early redemption of our 6.875% senior notes due 2008, and $7 million of income from the favorable resolution of a pre-acquisition contingency related to the Mirage Resorts acquisition.

Liquidity and Capital Resources
     Cash Flows – Operating Activities
     Operating cash flow was $418 million for the six months ended June 30, 2006, a decrease from $619 million in the prior year period. This decrease was expected, despite the increased operating income in the period, due to higher interest payments resulting from the debt financing for the Mandalay merger and higher tax payments, including a $112 million tax payment for the gain on Mandalay’s sale of Motor City Casino, which was sold in April 2005. In addition, the prior year results include a $61 million tax benefit from stock compensation. Under SFAS 123(R), the current year benefit is shown partially in operating activities and partially in financing activities. At June 30, 2006, we held cash and cash equivalents of $295 million.
     Cash Flows – Investing Activities
     Capital expenditures in the six months ended June 30, 2006 primarily consisted of the following, excluding capitalized interest:
•	Project CityCenter – $231 million;

•	The permanent casino in Detroit – $140 million;

•	Beau Rivage – $228 million.
     Remaining 2006 capital expenditures consisted of capital expenditures at existing resorts, including spending on the new theatre and new restaurants at The Mirage. Investments in unconsolidated affiliates of $63 million in the 2006 period primarily represent partial funding of a required loan, in an amount up to $100 million, to MGM Grand Macau. We are accounting for the loan as additional capital investment due to the subordinated nature of our repayment rights under the loan. Offsetting these expenditures was $114 million in insurance proceeds related to Hurricane Katrina.
     In 2005, capital expenditures were $232 million, and included room enhancements and other projects at MGM Grand Las Vegas and spending on the Mirage theatre. Also in the 2005 period, we completed the acquisition of Mandalay, with net cash paid of $4.4 billion, and invested $177 million in MGM Grand Macau.
     Cash Flows – Financing Activities
     In the six months ended June 30, 2006, we borrowed net debt of $260 million, with net repayments of $290 million under our senior credit facility and the repayment of $200 million of senior notes at their scheduled maturity offset by the April 2006 issuance of $500 million of 6.75% senior notes due 2013 and $250 million of 6.875% senior notes due 2016. The increase in net debt was due primarily to the level of capital expenditures, share repurchases and the $112 million tax payment for the Motor City casino gain. At June 30, 2006 our senior credit facility had a balance of $4.5 billion, with available liquidity of $2.5 billion.
     We repurchased 3.5 million shares of our common stock in the six month ended June 30, 2006 at a cost of $141 million, leaving 11 million shares available under our current share repurchase authorization. We received proceeds of $28 million from the exercise of stock options in the six months ended June 30, 2006.
     Other Factors Affecting Liquidity
     Distributions from The Signature at MGM Grand. Tower 1 of The Signature at MGM Grand was completed in the second quarter of 2006. Tower 2 is expected to be completed in the fourth quarter of 2006. We expect to receive distributions totaling in excess of $100 million from the profits on sale of these two towers’ condominium units in 2006 and early 2007. Through June 30, 2006, we had received $4 million of such distributions.
     Long-term Debt Payable in 2006. We repaid $200 million of long-term debt at maturity in February 2006 with available borrowings under our senior credit facility. Another $245 million of long-term debt matures later in 2006.
     Project CityCenter. In November 2004 we announced a plan to develop a multi-billion dollar urban metropolis, Project CityCenter, on 66 acres of land on the Las Vegas Strip, between Bellagio and Monte Carlo. Project CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 470,000 square feet of retail shops, dining and entertainment venues; and approximately 2.3 million square feet of residential space in approximately 2,800 luxury condominium and condominium-hotel units in multiple towers.

     As currently contemplated, we believe Project CityCenter will cost approximately $7 billion, excluding preopening and land costs. After estimated proceeds of $2.5 billion from the sale of residential units, we believe the net project cost will be approximately $4.5 billion. We expect the project to open in late 2009. The complete design, timing and cost of Project CityCenter are still subject to change, and are subject to risks attendant to large-scale projects.
     Detroit Permanent Casino. The permanent casino at MGM Grand Detroit is expected to open in late 2007 at a cost of $765 million, including land and preopening costs, and will feature a 400-room hotel, 100,000-square foot casino, numerous restaurant and entertainment amenities, and spa and convention facilities. The complete design, timing and cost of the permanent facility are still subject to change, and are subject to risks attendant to large-scale projects.
     MGM Grand Macau. We own 50% of MGM Grand Paradise Limited, an entity which is developing, and will operate, MGM Grand Macau, a hotel-casino resort in Macau S.A.R. Pansy Ho Chiu-king owns the other 50% of MGM Grand Paradise Limited. MGM Grand Macau will be located on a prime waterfront site and will feature at least 345 table games and 1,035 slots with room for significant expansion. Other features will include a 600-room hotel, a luxurious spa, convention space, a variety of dining destinations, and other attractions. Construction of MGM Grand Macau, which is estimated to cost $1.1 billion including license and land rights and preopening costs, began in the second quarter of 2005 and the resort is anticipated to open in late 2007. The complete design, timing and cost of the project are still subject to change, and are subject to the risks attendant to large-scale projects. We have invested $235 million in the venture and are committed to loaning the venture up to an additional $45 million. The venture has obtained a $700 million bank credit facility which, along with equity contributions and shareholder loans, is expected to be sufficient to fund the construction of MGM Grand Macau.
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
     Mashantucket Pequot Tribal Nation. We have agreed to enter a strategic alliance, subject to definitive agreements, with the Mashantucket Pequot Tribal Nation (“MPTN”). The strategic alliance has several elements, one of which calls for the creation of a joint venture to seek future development opportunities. We have agreed to provide a development subsidiary of MPTN with a loan of up to $200 million intended to fund a portion of that subsidiary’s investment in any future joint development projects.

Recently Issued Accounting Standards
     Uncertain Tax Positions
     In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 requires that tax positions be assessed using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax position must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts, and are classified based on the time until expected payment.
     FIN 48 also requires additional disclosures related to uncertain tax positions, including a reconciliation of changes in the beginning and ending aggregate amounts of liability recorded for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently analyzing the impact of FIN 48. Any changes to our recorded liabilities will be recorded as a cumulative effect adjustment to the opening balance of retained earnings.
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
     As of June 30, 2006, long-term fixed rate borrowings represented approximately 64% of our total borrowings. Assuming a 100 basis-point change in LIBOR at June 30, 2006, our annual interest cost would change by approximately $45 million.
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
Item 4. Controls and Procedures
     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2006. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.
     During the quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In making our assessment of changes in internal control over financial reporting as of June 30, 2006, we have excluded the Mandalay operations. These operations represent approximately 45% of our total assets at June 30, 2006 and approximately 39% of our total net revenues for the quarter ended June 30, 2006. We intend to disclose any material changes in internal control over financial reporting at the Mandalay operations in the first annual assessment of internal control over financial reporting in which we are required to include Mandalay, which will be as of December 31, 2006.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant developments in any of the cases disclosed in our Form 10-K in the six months ended June 30, 2006.
     We and our subsidiaries are also defendants in various other lawsuits most of which relate to routine matters incidental to our business. We do not believe that the outcome of this other pending litigation, considered in the aggregate, will have a material adverse effect on the Company.
Item 1A. Risk Factors
     A complete description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to those factors in the six months ended June 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. The following table includes information about our share repurchases for the quarter ended June 30, 2006:

			Shares Purchased	Maximum
	Total	Average	As Part of a	Shares Still
	Shares	Price Per	Publicly-Announced	Available for
	Purchased	Share	Program	Repurchase
April 1 – April 30, 2006	—	$—	—	13,500,000 (1)
May 1 – May 31, 2006	1,500,000	41.47	1,500,000	12,000,000 (1)
June 1 – June 30, 2006	1,000,000	40.35	1,000,000	11,000,000 (1)

	2,500,000		2,500,000

(1)	The July 2004 repurchase program was announced in July 2004 for up to 20 million shares with no expiration.
     The amounts in the above table exclude approximately 277,000 shares surrendered by certain recipients of restricted shares who elected to use a portion of the shares on which restrictions lapsed in June 2006 to pay required withholding taxes.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company’s 2006 Annual Meeting of Stockholders was held on May 9, 2006.

(c)	At the Annual Meeting, the following individuals were elected to serve one-year terms as members of the Board of Directors:

Name	Shares Voted For	Shares Withheld
James D. Aljian	241,713,711	32,441,258
Robert H. Baldwin	238,976,457	35,178,512
Willie D. Davis	244,052,605	30,102,364
Alexander M. Haig, Jr.	243,699,211	30,455,758
Alexis Herman	270,854,337	3,300,632
Roland Hernandez	270,795,593	3,359,376
Gary N. Jacobs	240,849,818	33,305,151
Kirk Kerkorian	243,591,418	30,563,551
J. Terrence Lanni	243,150,203	31,004,766
Rose McKinney-James	271,004,310	3,150,659
James J. Murren	239,541,890	34,613,079
Ronald M. Popeil	270,962,222	3,192,747
John T. Redmond	241,038,009	33,116,960
Melvin B. Wolzinger	270,971,647	3,183,322
     Additionally, a proposal to approve the Company’s Amended and Restated Annual Performance-Based Incentive Plan for Executive Officers was approved, by a vote of 265,492,674 shares in favor, 8,318,402 shares opposed, and 343,893 shares abstaining.
     Additionally, a proposal to ratify the selection of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2006 was approved, by a vote of 273,793,922 shares in favor, 58,782 shares opposed and 302,265 shares abstaining.
     Item 6. Exhibits
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

MGM MIRAGE
Date: August 9, 2006	By:	/s/ J. TERRENCE LANNI
J. Terrence Lanni
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2006		/s/ JAMES J. MURREN
James J. Murren
President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)