Form 10-Q
period 2006-09-30
MGM MIRAGE
filed 2006-11-09
CIK 789570

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑      Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2006
Common Stock, $.01 par value	281,170,867 shares

MGM MIRAGE AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets
Cash and cash equivalents	$343,716	$377,933
Accounts receivable, net	343,491	352,673
Inventories	117,335	111,825
Deferred income taxes	63,693	65,518
Prepaid expenses and other	134,298	110,634

Total current assets	1,002,533	1,018,583

Real estate under development	128,116	—

Property and equipment, net	17,227,810	16,541,651

Other assets
Investments in unconsolidated affiliates	1,082,664	931,154
Goodwill	1,307,118	1,314,561
Other intangible assets, net	375,115	377,479
Deposits and other assets, net	521,244	515,992

Total other assets	3,286,141	3,139,186

	$21,644,600	$20,699,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$439,782	$265,601
Income taxes payable	25,503	125,503
Current portion of long-term debt	—	14
Accrued interest on long-term debt	196,022	229,930
Other accrued liabilities	892,849	913,520

Total current liabilities	1,554,156	1,534,568

Deferred income taxes	3,377,594	3,378,371
Long-term debt	12,955,822	12,355,433
Other long-term obligations	215,617	195,976

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares; issued 359,554,443 and 357,262,405 shares; outstanding 280,580,590 and 285,069,516 shares	3,596	3,573
Capital in excess of par value	2,700,768	2,586,587
Deferred compensation	(360)	(3,618)
Treasury stock, at cost 78,973,853 and 72,192,889 shares	(1,596,984)	(1,338,394)
Retained earnings	2,434,418	1,987,725
Accumulated other comprehensive loss	(27)	(801)

Total stockholders’ equity	3,541,411	3,235,072

	$21,644,600	$20,699,420

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Casino	$844,644	$805,277	$2,487,982	$2,184,468
Rooms	491,511	478,462	1,535,808	1,208,277
Food and beverage	387,029	368,186	1,161,295	963,848
Entertainment	125,702	114,904	330,812	318,762
Retail	75,384	75,248	214,287	189,590
Other	142,110	127,291	398,983	295,099

	2,066,380	1,969,368	6,129,167	5,160,044
Less: Promotional allowances	(164,405)	(161,125)	(481,476)	(431,710)

	1,901,975	1,808,243	5,647,691	4,728,334

Expenses
Casino	426,194	415,236	1,283,983	1,115,792
Rooms	141,537	143,065	420,148	337,949
Food and beverage	239,078	239,581	699,459	594,358
Entertainment	91,450	82,839	241,720	227,705
Retail	48,001	48,475	140,888	123,292
Other	86,671	76,853	232,575	180,835
General and administrative	302,430	288,728	849,036	696,805
Corporate expense	35,184	32,112	110,415	90,554
Preopening and start-up expenses	6,083	6,147	27,308	12,568
Restructuring costs (credit)	—	11	1,035	(59)
Property transactions, net	282	22,637	36,326	28,633
Depreciation and amortization	163,536	161,566	483,793	423,734

	1,540,446	1,517,250	4,526,686	3,832,166

Income from unconsolidated affiliates	66,138	49,006	158,773	114,936

Operating income	427,667	339,999	1,279,778	1,011,104

Non-operating income (expense)
Interest income	2,650	3,156	8,422	10,172
Interest expense, net	(193,899)	(193,150)	(586,630)	(461,966)
Non-operating items from unconsolidated affiliates	(4,627)	(4,344)	(11,563)	(11,535)
Other, net	(1,654)	1,894	(8,031)	(15,578)

	(197,530)	(192,444)	(597,802)	(478,907)

Income before income taxes	230,137	147,555	681,976	532,197
Provision for income taxes	(73,875)	(54,345)	(235,283)	(186,740)

Net income	$156,262	$93,210	$446,693	$345,457

Basic earnings per share of common stock
Net income per share	$0.55	$0.33	$1.58	$1.21

Diluted earnings per share of common stock
Net income per share	$0.54	$0.31	$1.53	$1.16

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities
Net income	$446,693	$345,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	483,793	423,734
Amortization of debt discounts, premiums and issuance costs	(1,577)	6,967
Provision for doubtful accounts	38,328	21,695
Stock-based compensation	58,281	5,439
Property transactions, net	36,326	28,633
Loss on early extinguishment of debt	—	18,139
Income from unconsolidated affiliates	(140,743)	(102,424)
Distributions from unconsolidated affiliates	139,418	67,397
Deferred income taxes	656	59,822
Tax benefit from stock-based compensation	—	85,011
Change in assets and liabilities:
Accounts receivable	(33,211)	(10,164)
Inventories	(6,112)	(1,396)
Prepaid expenses and other	(23,664)	(9,243)
Real estate under development	(29,408)	—
Accounts payable and accrued liabilities	(28,662)	(67,547)
Income taxes payable	(93,303)	(49,316)
Hurricane Katrina insurance proceeds	4,802	—
Change in Hurricane Katrina insurance receivable	(43,649)	—
Other	(31,672)	(24,036)

Net cash provided by operating activities	776,296	798,168

Cash flows from investing activities
Capital expenditures	(1,384,464)	(428,288)
Acquisition of Mandalay Resort Group, net of cash acquired	—	(4,427,085)
Hurricane Katrina insurance proceeds	113,947	20,000
Dispositions of property and equipment	11,002	7,660
Investments in unconsolidated affiliates	(86,000)	(177,000)
Change in construction payable	148,317	(24,079)
Other	(17,992)	(31,558)

Net cash used in investing activities	(1,215,190)	(5,060,350)

Cash flows from financing activities
Net borrowings under bank credit facilities – maturities of 90 days or less	466,750	1,135,000
Borrowings under bank credit facilities – maturities longer than 90 days	4,000,000	3,500,000
Repayments under bank credit facilities – maturities longer than 90 days	(4,400,000)	—
Issuance of long-term debt	750,000	880,156
Repayment of long-term debt	(200,000)	(1,408,992)
Debt issuance costs	(5,828)	(50,171)
Issuance of common stock	33,402	132,548
Purchases of treasury stock	(246,892)	(84,966)
Excess tax benefits from stock-based compensation	20,147	—
Other	(12,902)	(11,079)

Net cash provided by financing activities	404,677	4,092,496

Cash and cash equivalents
Net decrease for the period	(34,217)	(169,686)
Balance, beginning of period	377,933	435,128

Balance, end of period	$343,716	$265,442

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$622,115	$451,095
Federal, state and foreign income taxes paid, net of refunds	307,893	85,889
The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
     Organization. MGM MIRAGE (the “Company”) is a Delaware corporation, incorporated on January 29, 1986. As of September 30, 2006, approximately 56% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, owns and/or operates casino resorts. On April 25, 2005, the Company completed its merger with Mandalay Resort Group (“Mandalay”) – see Note 2.
     The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, Mandalay Bay, Mirage, Luxor, Treasure Island (“TI”), New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas and Slots-A-Fun. The Company owns three resorts in Primm, Nevada, at the California/Nevada state line – Whiskey Pete’s, Buffalo Bill’s and the Primm Valley Resort (the “Primm Valley Resorts”) – as well as two championship golf courses located near the resorts. Other Nevada operations include Circus Circus Reno, Colorado Belle and Edgewater in Laughlin, Gold Strike and Nevada Landing in Jean, and Railroad Pass in Henderson. The Company has a 50% investment in Silver Legacy in Reno, which is adjacent to Circus Circus Reno. In addition, the Company owns a 50% interest in the entity developing The Signature at MGM Grand, which is adjacent to MGM Grand Las Vegas. The Signature is a condominium-hotel development, with one tower open, one tower completed and in the closing process, and a final tower currently under construction. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts.
     In October 2006, the Company entered into an agreement to sell Colorado Belle and Edgewater for $200 million, and an agreement to sell the Primm Valley Resorts, not including the two golf courses, for $400 million. Both agreements are subject to regulatory approval and other customary closing conditions. These resorts had a combined carrying value of approximately $325 million, including assigned goodwill, at September 30, 2006. The results of operations of these resorts will be reported as discontinued operations beginning in the fourth quarter of 2006.
     The Company and its local partners own MGM Grand Detroit, LLC, which operates a casino in an interim facility located in downtown Detroit, Michigan. MGM Grand Detroit, LLC is currently developing a permanent casino facility, expected to open in late 2007 at a cost of approximately $765 million, including land and preopening costs. The Company also owns and operates two resorts in Mississippi – Beau Rivage in Biloxi and Gold Strike Tunica. Beau Rivage recently reopened in August 2006, after having been closed due to damage sustained as a result of Hurricane Katrina in 2005. The Company has 50% interests in two resorts outside of Nevada – Borgata and Grand Victoria. Borgata is a casino resort located on Renaissance Point in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. The Company owns additional land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, a portion of which is being utilized for an expansion of Borgata, and a portion of which is available for future development. Grand Victoria is a riverboat in Elgin, Illinois – an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort.
     The Company owns 50% of MGM Grand Paradise Limited, a joint venture with Pansy Ho Chiu-king that is constructing and will operate a hotel-casino resort, MGM Grand Macau, in Macau S.A.R. MGM Grand Macau is estimated to cost approximately $1.1 billion, including land and license rights and preopening costs, and the resort is anticipated to open in late 2007.
     The Company is developing CityCenter on the Las Vegas Strip, between Bellagio and Monte Carlo. CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room non-gaming boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 470,000 square feet of retail shops, dining and entertainment venues; and approximately 2.3 million square feet of residential space in approximately 2,700 luxury condominium and condominium-hotel units in multiple towers. The overall cost of CityCenter is estimated at approximately $7 billion, excluding preopening and land costs. After estimated proceeds of $2.5 billion from the sale of residential units, net project cost is estimated at approximately $4.5 billion. CityCenter is expected to open in late 2009.

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
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments – which include only normal recurring adjustments – necessary to present fairly the Company’s financial position as of September 30, 2006, the results of its operations for the three and nine month periods ended September 30, 2006 and 2005, and cash flows for the nine month periods ended September 30, 2006 and 2005. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications, which have no effect on previously reported net income, have been made to the 2005 financial statements to conform to the 2006 presentation.
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
     In One Club, customers earned points based on both their slots and table games play through July 2006, with slots play contributing to a points balance which can be redeemed for cash and both table games and slots play contributing to a points balance which can be redeemed for complimentaries. After July 2006, customers stopped earning points which can be redeemed for complimentaries, as all Mandalay resorts are being converted to Players Club. The Company records a liability based on the points earned times the redemption value. For cash points, the redemption value is the cash value, and the offsetting entry is a reduction in casino revenue. For complimentaries points, the redemption value is based on the average departmental cost of the free rooms, food and beverage and other services and estimated redemption patterns, and the offsetting entry is a casino operating expense. The expiration of unused points results in a reduction of the liability.
     Financial statement impact of Hurricane Katrina. The Company maintains insurance covering both property damage and business interruption as a result of wind and flood damage sustained at Beau Rivage. The deductible under this coverage is $15 million, based on the amount of damage incurred. Insurance proceeds received to date exceeded the $126 million net book value of damaged assets and the $34 million of clean-up and demolition costs; therefore, the Company has not recorded an impairment charge related to the storm and upon ultimate settlement of the claim will record a gain.
     Business interruption coverage covers lost profits and other costs incurred during the construction period and up to six months following the re-opening of the facility. Expected costs during the interruption period are less than the anticipated business interruption proceeds; therefore, post-storm costs of $95 million through September 30, 2006 are being offset by the expected recoveries and a corresponding insurance receivable has been recorded. Post-storm costs and expected recoveries are recorded net within “General and administrative” expenses in the accompanying consolidated statements of income, except for depreciation of non-damaged assets, which is classified as “Depreciation and amortization.”

     The insurance receivable is recorded within “Deposits and other assets, net” in the accompanying consolidated balance sheets. Cumulatively through September 30, 2006, the Company has received $165 million from its insurers, leaving a net receivable of $90 million at September 30, 2006. Insurance proceeds are classified in the statement of cash flows based on the coverage the proceeds relate to; however, the Company’s insurance policy includes undifferentiated coverage for both property damage and business interruption. The Company treated proceeds as being related to property damage, and therefore classified the proceeds as an investing cash flow, until the full $160 million of damaged assets and demolition costs were recovered. The Company is treating subsequent proceeds up to the amount of the recorded receivable as being related to business interruption, and therefore classifying these proceeds as an operating cash flow. Proceeds in excess of the recorded receivable will be segregated between property damage and business interruption based on the ultimate negotiation and resolution of the claim.
     Real estate under development. Real estate under development represents capitalized costs of wholly-owned real estate projects to be sold, which consist entirely of condominium and condominium-hotel developments. Real estate under development includes land, direct construction and development costs, property taxes, interest and direct selling costs. Indirect selling costs are expensed as incurred. Approximately $100 million of the balance in real estate under development at September 30, 2006 represents the cost balance of land upon which development of condominium or condominium-hotel towers began in the first quarter of 2006.
NOTE 2 — ACQUISITION
     On April 25, 2005, the Company closed its merger with Mandalay under which the Company acquired 100% of the outstanding common stock of Mandalay for $71 in cash for each share of Mandalay’s common stock. The acquisition expanded the Company’s portfolio of resorts on the Las Vegas Strip, provided additional sites for future development and expanded the Company’s employee and customer bases significantly. These factors resulted in the recognition of certain intangible assets, discussed below, and significant goodwill. The total merger consideration included (in thousands):

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

$7,266,516

     The amount allocated to intangible assets includes existing Mandalay intangible assets and the recognition of customer relationships with a value of $12 million and an estimated useful life of five years and trade names and trademarks with a value of $234 million and an indefinite life. Goodwill and indefinite-lived intangible assets are not amortized. Approximately $5 million of goodwill and $7 million of other intangible assets was assigned to Colorado Belle and Edgewater, and is included in the carrying value of these assets to be sold – see Note 1.
     The operating results for Mandalay are included in the accompanying consolidated statements of income from the date of the acquisition. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Mandalay acquisition had occurred on January 1, 2005.

For the nine months ended September 30,	2005
(In thousands, except
per share amounts)
Net revenues	$5,630,993
Operating income	1,172,841
Net income	366,926
Basic earning per share:
Net income	$1.29
Diluted earning per share:
Net income	$1.24
NOTE 3 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
     Investments in unconsolidated affiliates consisted of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Marina District Development Company – Borgata (50%)	$462,586	$461,211
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	297,190	241,279
MGM Grand Paradise Limited – Macau (50%)	282,442	187,568
Circus and Eldorado Joint Venture – Silver Legacy (50%)	31,083	26,492
Other	9,363	14,604

	1,082,664	931,154

Turnberry/MGM Grand Towers — The Signature at MGM Grand (50%)	(4,143)	(7,400)

	$1,078,521	$923,754

     The Company’s investment in MGM Grand Paradise Limited consists of equity and subordinated debt. The Company is committed to loaning the venture up to an additional $14 million, which will be treated as an additional investment in the venture.
     The negative investment balance in The Signature at MGM Grand represents cumulative distributions in excess of the Company’s share of profits or losses, and is classified as “Other long-term obligations” in the accompanying consolidated balance sheets. The Company also classifies $16 million of deferred income related to the Company’s contribution of land to the venture as “Other long-term obligations.” Closings of all units in Tower 1 have been completed as of September 30, 2006, resulting in cumulative profit recognition – the Company’s 50% share of venture profits – of approximately $46 million, plus an $8 million gain on land contributed to the venture for Tower 1.
     The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months		Nine Months
For the periods ended September 30,	2006	2005	2006	2005
		(In thousands)
Income from unconsolidated affiliates	$66,138	$49,006	$158,773	$114,936
Preopening and start-up expenses	(1,324)	1,430	(6,467)	(977)
Non-operating items from unconsolidated affiliates	(4,627)	(4,344)	(11,563)	(11,535)

	$60,187	$46,092	$140,743	$102,424

NOTE 4 — LONG-TERM DEBT
     Long-term debt consisted of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Senior credit facility	$4,841,750	$4,775,000
$200 million 6.45% senior notes, repaid at maturity in 2006	—	200,223
$244.5 million 7.25% senior notes, due 2006, net	244,278	240,353
$710 million 9.75% senior subordinated notes, due 2007, net	709,164	708,223
$200 million 6.75% senior notes, due 2007, net	196,165	192,977
$492.2 million 10.25% senior subordinated notes, due 2007, net	511,347	527,879
$180.4 million 6.75% senior notes, due 2008, net	174,989	172,238
$196.2 million 9.5% senior notes, due 2008, net	208,304	212,895
$226.3 million 6.5% senior notes, due 2009, net	228,098	228,518
$1.05 billion 6% senior notes, due 2009, net	1,054,273	1,055,232
$297.6 million 9.375% senior subordinated notes, due 2010, net	320,832	325,332
$825 million 8.5% senior notes, due 2010, net	823,074	822,705
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$132.4 million 6.375% senior notes, due 2011, net	133,578	133,725
$550 million 6.75% senior notes, due 2012	550,000	550,000
$150 million 7.625% senior subordinated debentures, due 2013, net	155,511	155,978
$500 million 6.75% senior notes, due 2013	500,000	—
$525 million 5.875% senior notes, due 2014, net	522,779	522,604
$875 million 6.625% senior notes, due 2015, net	879,692	879,989
$250 million 6.875% senior notes, due 2016	250,000	—
$100 million 7.25% senior debentures, due 2017, net	83,335	82,699
Floating rate convertible senior debentures due 2033	8,472	8,472
$150 million 7% debentures due 2036, net	155,916	155,961
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	—	179

	12,955,822	12,355,447
Less: Current portion	—	(14)

	$12,955,822	$12,355,433

     Amounts due within one year of the balance sheet date are classified as long-term in the accompanying consolidated balance sheets because the Company has both the intent and ability to repay these amounts with available borrowings under the senior credit facility.
     Total interest incurred for the three month periods ended September 30, 2006 and 2005 was $231 million and $202 million, respectively, of which $37 million and $9 million, respectively, was capitalized. Total interest incurred for the nine month periods ended September 30, 2006 and 2005 was $669 million and $480 million, respectively, of which $82 million and $18 million, respectively, was capitalized.
     At September 30, 2006, the senior credit facility had total capacity of $7 billion, was scheduled to mature in 2010, and consisted of a $5.5 billion revolving credit facility and $1.5 billion term loan facility. Subsequent to September 30, 2006, the Company entered into an amended and restated senior credit facility. The initial total capacity of the senior credit facility remains at $7 billion, with the maturity extended to 2011. The Company has the ability to solicit additional lender commitments to increase the capacity to $8 billion. The components of the senior credit facility also changed, with the term loan facility increasing to $2.5 billion and the revolving credit facility decreasing to $4.5 billion. At September 30, 2006, the Company had approximately $2.1 billion of available borrowing capacity under the senior credit facility.

     In February 2006, the Company repaid the $200 million 6.45% senior notes at their maturity with borrowings under the senior credit facility. In April 2006, the Company issued $500 million of 6.75% senior notes due 2013 and $250 million of 6.875% senior notes due 2016. The proceeds were used to repay outstanding borrowings under the senior credit facility.
     In the 2005 nine month period, the Company recorded a net $19 million loss on early retirement of debt, classified as “Other, net” in the accompanying consolidated statements of income. The February 2005 redemption of the Company’s 6.875% senior notes due February 2008 resulted in a loss of $20 million. The May 2005 tender offer for several issuances of Mandalay’s senior notes resulted in a net gain of $1 million.
     The Company’s long-term debt obligations contain customary covenants requiring the Company to maintain certain financial ratios. At September 30, 2006, the Company was required to maintain a maximum leverage ratio (debt to EBITDA, as defined) of 6.5:1 and a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.0:1. At September 30, 2006, the Company’s leverage and interest coverage ratios were 5.4:1 and 2.7:1, respectively.
NOTE 5 — INCOME PER SHARE OF COMMON STOCK
     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2006	2005	2006	2005
		(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	281,836	286,752	283,423	284,938
Potential dilution from stock options and restricted stock	7,422	12,133	8,321	11,815

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	289,258	298,885	291,744	296,753

NOTE 6 — COMPREHENSIVE INCOME
     Comprehensive income consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2006	2005	2006	2005
		(In thousands)
Net income	$156,262	$93,210	$446,693	$345,457
Currency translation adjustment	286	(270)	771	(1,422)
Derivative income from unconsolidated affiliate, net of tax	—	377	3	1,382

	$156,548	$93,317	$447,467	$345,417

NOTE 7 — STOCKHOLDERS’ EQUITY
     Stock repurchases. In the nine months ended September 30, 2006, the Company repurchased 6.5 million shares of common stock at a total cost of $247 million, leaving 8 million shares available under a July 2004 authorization. In the nine months ended September 30, 2005, the Company repurchased 2 million shares of common stock at a total cost of $85 million.

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
     The impact of adopting SFAS 123(R) was as follows, due to the incremental compensation cost recognized for employee stock options and stock appreciation rights:

	Three Months	Nine Months
For the periods ended September 30,	2006	2006
	(In thousand, except per share amounts)
Incremental stock-based compensation under SFAS123(R)	$17,647	$55,969
Less: Amounts capitalized	(260)	(876)

Reduction of income before income taxes	$17,387	$55,093

Reduction in net income	$11,302	$35,810

Reduction in basic earning per share	$0.04	$0.13

Reduction in diluted earnings per share	$0.04	$0.12

     In addition, SFAS 123(R) requires the excess tax benefits from stock option exercises – tax deductions in excess of compensation cost recognized – to be classified as a financing activity. Previously, all tax benefits from stock option exercises were classified as operating activities. Had the Company not adopted SFAS 123(R), the $20 million of excess tax benefits classified as a financing cash inflow would have been classified as an operating cash inflow.

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
     As of September 30, 2006, the aggregate number of share-based awards available for grant under the omnibus plan was 4.7 million. A summary of activity under the Company’s share-based payment plans for the nine months ended September 30, 2006 is presented below:
Stock options and stock appreciation rights

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Term	($000’s)
Outstanding at January 1, 2006	34,825	$22.93
Granted	1,894	42.89
Exercised	(2,292)	14.54
Forfeited or expired	(456)	28.29

Outstanding at September 30, 2006	33,971	24.54	5.8	$519,180

Exercisable at September 30, 2006	13,495	18.35	5.4	$285,669

     The total intrinsic value of stock options and stock appreciation rights exercised during the nine month periods ended September 30, 2006 and 2005 was $62 million and $231 million, respectively. The total income tax benefits from stock option exercises during the nine month periods ended September 30, 2006 and 2005 were $21 million and $81 million, respectively. As of September 30, 2006, there was a total of $106 million of unamortized compensation related to stock options and stock appreciation rights, which cost is expected to be recognized over a weighted-average period of 2.4 years.
Restricted stock

		Weighted
		Average
	Shares	Grant-Date
	(000’s)	Fair Value
Nonvested at January 1, 2006	834	$17.59
Granted	—	—
Vested	(818)	17.59
Forfeited	(4)	17.62

Nonvested at September 30, 2006	12	17.45

     During the nine months ended September 30, 2006, restrictions lapsed with respect to 818,000 shares with a total fair value of $34 million. During the nine months ended September 30, 2005, restrictions lapsed with respect to 840,000 shares with a total fair value of $33 million. In the nine month periods ended September 30, 2006 and 2005, certain recipients of restricted shares elected to use a portion of the shares in which restrictions lapsed to pay required withholding taxes. Approximately 277,000 and 266,000 shares, respectively, were surrendered in the nine month periods ended September 30, 2006 and 2005. As of September 30, 2006, there was less than $1 million of unamortized compensation related to restricted stock, all of which will be recognized in 2006.
     Recognition of compensation cost. The following table shows information about compensation cost recognized:

	Three Months		Nine Months
For the periods ended September 30,	2006	2005	2006	2005
		(In thousands)
Compensation cost:
Stock options and stock appreciation rights	$17,697	$50	$56,119	$89
Restricted stock	26	1,590	3,038	5,350

Total compensation cost	17,723	1,640	59,157	5,439
Less: Compensation cost capitalized	(260)	—	(876)	—

Compensation cost recognized as expense	17,463	1,640	58,281	5,439
Less: Related tax benefit	(6,094)	(267)	(19,710)	(851)

Compensation expense, net of tax benefit	$11,369	$1,373	$38,571	$4,588

     Compensation cost for stock options and stock appreciation rights was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions (assumptions in 2005 were used to compute the pro forma compensation for disclosure purposes only):

	Three Months		Nine Months
For the periods ended September 30,	2006	2005	2006	2005
Expected volatility	33%	37%	33%	37%
Expected term	4.1years	4.3years	4.1years	4.3years
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	5.1%	3.9%	4.9%	3.8%
Forfeiture rate	4.6%	0%	4.6%	0%
Weighted-average fair value of options granted	$12.75	$15.71	$14.08	$12.72
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
     Pro forma disclosures. Had the Company accounted for these plans during 2005 under the fair value method allowed by SFAS 123, the Company’s net income and earnings per share would have been reduced to recognize the fair value of employee stock options, as follows:

	Three Months	Nine Months
For the periods ended September 30,	2005	2005
	(In thousand, except per share amounts)
Net income
As reported	$93,210	$345,457
Incremental stock-based compensation under SFAS 123, net of tax benefit	(15,017)	(31,367)

Pro forma	$78,193	$314,090

Basic earnings per share
As reported	$0.33	$1.21

Pro forma	$0.27	$1.10

Diluted earning per share
As reported	$0.31	$1.16

Pro forma	$0.26	$1.06

NOTE 9 – COMMITMENTS AND CONTINGENCIES
     New York Racing Association. The Company has entered into a definitive agreement with the New York Racing Association (“NYRA”) to manage video lottery terminals (“VLTs”) at NYRA’s Aqueduct horseracing facility in metropolitan New York. Subject to receipt of requisite New York State approvals, the Company will assist in the development of the facility, including providing project financing up to $190 million, and will manage the facility for a term of five years (extended automatically if the financing provided by the Company is not fully repaid) for a fee. The Company believes, based on recent legislative changes, that its agreement with respect to installation of VLTs at Aqueduct would extend past the expiration of NYRA’s current racing franchise and would be binding on any successor to NYRA in the event NYRA is not granted a new racing franchise. NYRA’s recent filing for reorganization under Chapter 11 has introduced additional uncertainties, but the Company remains committed to the development once these uncertainties are resolved.
     United Kingdom. In November 2003, the Company entered into an agreement with Newcastle United PLC to create a 50-50 joint venture which would build a major new mixed-use development, including a regional casino, on a site adjacent to Newcastle United’s football stadium. The Company made an equity investment of £5 million ($9 million based on exchange rates at September 30, 2006). The agreement is cancelable, and the equity investment refundable, if certain conditions are not met within specified time frames, including obtaining a regional casino license and regulatory approvals, and the implementation of an acceptable tax regime.
     The Signature at MGM Grand. The Company has provided guarantees for the debt financing on Towers 1, 2 and 3 of The Signature at MGM Grand. Tower 1 has been completed and fully sold, relieving the Company’s guaranty obligation for Tower 1. The Company’s obligations on each of Towers 2 and 3 generally provide for a guaranty of 50% of the principal and interest, with the guaranty decreasing by 50% relative to the principal when construction is 50% complete. The remaining 50% of interest and principal obligations is guaranteed by affiliates of the venture’s other investor. The Company and the affiliates have also jointly and severally provided a completion guaranty. The maximum borrowings allowed for Towers 2 and 3 are $230 million and $186 million, respectively.
     At September 30, 2006, the Company had recorded a guaranty obligation liability of $2 million for Towers 2 and 3, classified in “Other long-term obligations” in the accompanying consolidated balance sheets.
     Mashantucket Pequot Tribal Nation. The Company has agreed to enter a strategic alliance, subject to definitive agreements, with the Mashantucket Pequot Tribal Nation (“MPTN”). The strategic alliance has several elements, one of which calls for the creation of a 50/50 joint venture to seek future development opportunities. The Company has agreed to provide a development subsidiary of MPTN with a loan of up to $200 million intended to fund a portion of that subsidiary’s matching investment in any future joint development projects.
NOTE 10 — PROPERTY TRANSACTIONS, NET
     Net property transactions consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2006	2005	2006	2005
		(In thousands)
Write-downs and impairments	$—	$20,575	$33,645	$20,575
Demolition costs	118	1,304	316	5,569
Net losses on sale or disposal of fixed assets	164	758	2,365	2,489

	$282	$22,637	$36,326	$28,633

     Write-downs and impairments in 2006 included $22 million related to the write-off of the tram connecting Bellagio and Monte Carlo, including the stations at both resorts, in preparation for construction of CityCenter. CityCenter will feature a state-of-the-art people mover system that will reconnect Bellagio with Monte Carlo, with the stations at each resort completely redesigned as well. Other write-downs related to assets being replaced in connection with several smaller capital projects, primarily at MGM Grand Las Vegas, Mandalay Bay and Mirage, as well as the $4 million write-off of Luxor’s investment in the Hairspray show.
     Write-downs and impairments in 2005 consisted of assets replaced or disposed of in connection with expansion and remodeling activity at Bellagio, Mirage and TI. Demolition costs in 2005 related primarily to room remodel activity at MGM Grand Las Vegas and construction of the new showroom at Mirage.
NOTE 11 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION
     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of September 30, 2006 and December 31, 2005 and for the three and nine month periods ended September 30, 2006 and 2005 is as follows:
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of September 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Current assets	$72,323	$909,398	$20,812	$—	$1,002,533
Real estate under development	—	128,116	—	—	128,116
Property and equipment, net	—	16,852,947	386,835	(11,972)	17,227,810
Investments in subsidiaries	15,725,777	276,550	—	(16,002,327)	—
Investments in unconsolidated affiliates	342,165	785,474	297,190	(342,165)	1,082,664
Other non-current assets	83,219	2,016,861	103,397	—	2,203,477

	$16,223,484	$20,969,346	$808,234	$(16,356,464)	$21,644,600

Current liabilities	$241,616	$1,247,765	$64,775	$—	$1,554,156
Intercompany accounts	(1,432,714)	1,297,504	135,210	—	—
Deferred income taxes	3,377,594	—	—	—	3,377,594
Long-term debt	10,493,981	2,425,091	36,750	—	12,955,822
Other non-current liabilities	1,596	164,093	49,928	—	215,617
Stockholders’ equity	3,541,411	15,834,893	521,571	(16,356,464)	3,541,411

	$16,223,484	$20,969,346	$808,234	$(16,356,464)	$21,644,600

	As of December 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Current assets	$89,153	$885,991	$43,439	$—	$1,018,583
Property and equipment, net	7,113	16,373,113	173,397	(11,972)	16,541,651
Investments in subsidiaries	14,569,623	183,208	—	(14,752,831)	—
Investments in unconsolidated affiliates	127,902	904,138	241,279	(342,165)	931,154
Other non-current assets	86,011	2,018,809	103,212	—	2,208,032

	$14,879,802	$20,365,259	$561,327	$(15,106,968)	$20,699,420

Current liabilities	$345,195	$1,148,306	$41,067	$—	$1,534,568
Intercompany accounts	(1,794,833)	1,726,415	68,418	—	—
Deferred income taxes	3,378,371	—	—	—	3,378,371
Long-term debt	9,713,754	2,641,679	—	—	12,355,433
Other non-current liabilities	2,243	143,733	50,000	—	195,976
Stockholders’ equity	3,235,072	14,705,126	401,842	(15,106,968)	3,235,072

	$14,879,802	$20,365,259	$561,327	$(15,106,968)	$20,699,420

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended September 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$1,785,833	$116,142	$—	$1,901,975
Equity in subsidiaries’ earnings	410,876	33,162	—	(444,038)	—
Expenses:
Casino and hotel operations	5,433	964,677	62,821	—	1,032,931
General and administrative	4,836	283,342	14,252	—	302,430
Corporate expense	7,863	27,321	—	—	35,184
Preopening and start-up expenses	115	5,321	647	—	6,083
Restructuring costs	—	—	—	—	—
Property transactions, net	60	222	—	—	282
Depreciation and amortization	450	158,530	4,556	—	163,536

	18,757	1,439,413	82,276	—	1,540,446

Income from unconsolidated affiliates	—	66,138	—	—	66,138

Operating income	392,119	445,720	33,866	(444,038)	427,667
Interest income (expense), net	(185,613)	(5,628)	(8)	—	(191,249)
Other, net	1,343	(7,785)	161	—	(6,281)

Income before income taxes	207,849	432,307	34,019	(444,038)	230,137
Provision for income taxes	(51,587)	(21,431)	(857)	—	(73,875)

Net income	$156,262	$410,876	$33,162	$(444,038)	$156,262

	For the Three Months Ended September 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$1,700,591	$107,652	$—	$1,808,243
Equity in subsidiaries’ earnings	299,894	29,410	—	(329,304)	—
Expenses:
Casino and hotel operations	—	948,585	57,464	—	1,006,049
General and administrative	—	275,357	13,371	—	288,728
Corporate expense	1,950	30,162	—	—	32,112
Preopening and start-up expenses	—	6,147	—	—	6,147
Restructuring costs	—	11	—	—	11
Property transactions, net	—	22,637	—	—	22,637
Depreciation and amortization	603	154,476	6,487	—	161,566

	2,553	1,437,375	77,322	—	1,517,250

Income from unconsolidated affiliates	—	35,185	13,821	—	49,006

Operating income	297,341	327,811	44,151	(329,304)	339,999
Interest income (expense), net	(155,948)	(34,072)	26	—	(189,994)
Other, net	5,207	(7,826)	169	—	(2,450)

Income before income taxes	146,600	285,913	44,346	(329,304)	147,555
Provision for income taxes	(53,390)	—	(955)	—	(54,345)

Net income	$93,210	$285,913	$43,391	$(329,304)	$93,210

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Nine Months Ended September 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$5,302,549	$345,142	$—	$5,647,691
Equity in subsidiaries’ earnings	1,259,029	117,428	—	(1,376,457)	—
Expenses:
Casino and hotel operations	16,138	2,814,865	187,770	—	3,018,773
General and administrative	16,249	791,360	41,427	—	849,036
Corporate expense	31,306	79,109	—	—	110,415
Preopening and start-up expenses	392	24,992	1,924	—	27,308
Restructuring costs	—	1,035	—	—	1,035
Property transactions, net	3,454	32,871	1	—	36,326
Depreciation and amortization	1,949	471,134	10,710	—	483,793

	69,488	4,215,366	241,832	—	4,526,686

Income from unconsolidated affiliates	—	142,515	16,258	—	158,773

Operating income	1,189,541	1,347,126	119,568	(1,376,457)	1,279,778
Interest income (expense), net	(534,097)	(44,239)	128	—	(578,208)
Other, net	2,185	(22,427)	648	—	(19,594)

Income before income taxes	657,629	1,280,460	120,344	(1,376,457)	681,976
Provision for income taxes	(210,936)	(21,431)	(2,916)	—	(235,283)

Net income	$446,693	$1,259,029	$117,428	$(1,376,457)	$446,693

	For the Nine Months Ended September 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$4,397,280	$331,054	$—	$4,728,334
Equity in subsidiaries’ earnings	927,484	110,378	—	(1,037,862)	—
Expenses:
Casino and hotel operations	—	2,405,281	174,650	—	2,579,931
General and administrative	—	655,158	41,647	—	696,805
Corporate expense	8,813	81,741	—	—	90,554
Preopening and start-up expenses	—	12,568	—	—	12,568
Restructuring costs (credit)	—	(59)	—	—	(59)
Property transactions, net	—	28,329	304	—	28,633
Depreciation and amortization	1,580	402,255	19,899	—	423,734

	10,393	3,585,273	236,500	—	3,832,166

Income from unconsolidated affiliates	—	96,263	18,673	—	114,936

Operating income	917,091	1,018,648	113,227	(1,037,862)	1,011,104
Interest income (expense), net	(373,965)	(79,061)	1,232	—	(451,794)
Other, net	(14,293)	(12,926)	106	—	(27,113)

Income before income taxes	528,833	926,661	114,565	(1,037,862)	532,197
Provision for income taxes	(183,376)	—	(3,364)	—	(186,740)

Net income	$345,457	$926,661	$111,201	$(1,037,862)	$345,457

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Nine Months Ended September 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities	$(734,557)	$1,399,247	$111,606	$—	$776,296
Net cash provided by (used in) investing activities	5,300	(1,024,485)	(192,571)	(3,434)	(1,215,190)
Net cash provided by (used in) financing activities	713,981	(365,782)	53,044	3,434	404,677

	For the Nine Months Ended September 30, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities	$(329,028)	$1,016,886	$110,310	$—	$798,168
Net cash used in investing activities	(4,587,820)	(415,471)	(53,756)	(3,303)	(5,060,350)
Net cash provided by (used in) financing activities	4,916,959	(590,806)	(236,960)	3,303	4,092,496

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Overview
     At September 30, 2006, our primary operations consisted of 23 wholly-owned casino resorts and 50% investments in three other casino resorts, including:

Las Vegas, Nevada:
Bellagio, MGM Grand Las Vegas, Mandalay Bay, Mirage, Luxor, TI, New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas and Slots-A-Fun. Boardwalk closed in early 2006 in preparation for CityCenter – see “Other Factors Affecting Liquidity.”

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

     Other operations include the Shadow Creek golf course in North Las Vegas; two golf courses at Primm Valley; a 50% investment in the entity developing The Signature at MGM Grand, a condominium-hotel development in Las Vegas; and a 50% investment in MGM Grand Paradise Limited, which is constructing a casino resort in Macau.
     In October 2006, we agreed to sell the Primm Valley Resorts, not including the two golf courses, and Colorado Belle and Edgewater – see “Other Factors Affecting Liquidity.”
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
     The Mandalay acquisition expanded our portfolio of resorts on the Las Vegas Strip, expanded our employee and customer bases significantly, and provided additional sites for future development. These factors resulted in the recognition of certain intangible assets and significant goodwill. We did not incur any significant employee termination costs or other exit costs in connection with the Mandalay acquisition.
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
     As a resort-based company, our operating results are highly dependent on the volume of customers at our resorts, which in turn impacts the price we can charge for our hotel rooms and other amenities. We also generate a significant portion of our operating income from high-end gaming customers, which can cause variability in our results. Key performance indicators related to revenue are:

•	Gaming revenue indicators – table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games win percentage is in the range of 18% to 22% of table games drop and our normal slots win percentage is in the range of 6.5% to 7.5% of slots handle;

•	Hotel revenue indicators – hotel occupancy (volume indicator); average daily rate (“ADR,” price indicator); revenue per available room (“REVPAR”), a summary measure of hotel results combining ADR and occupancy rate.
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
     Our results of operations do not tend to be seasonal in nature, though a variety of factors may affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our high-end customers, and the level of play during major holidays, including New Year and Chinese New Year. We market to different customer segments to manage our hotel occupancy, such as targeting large conventions to ensure mid-week occupancy. Our results do not depend on key individual customers, though our success in marketing to customer segments, such as convention customers, or the financial health of customer groups, such as business travelers or high-end gaming customers from a particular country or region, can impact our results.
     Financial Results
     The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2006 and 2005. On a consolidated basis, the most important factors and trends contributing to our operating performance for the periods were:
•	The addition of Mandalay’s resorts on April 25, 2005. For the nine months ended September 30, 2006, net revenue for the Mandalay resorts was $2.2 billion and operating income was $519 million, compared to net revenue of $1.2 billion and operating income of $293 million in 2005.

•	The closure of Beau Rivage in August 2005 as a result of Hurricane Katrina and the reopening of the property in August 2006. Beau Rivage earned operating income of $10 million in the 33 days it was open in the 2006 period, compared to $5 million for the two months it was open in the third quarter of 2005. For the nine months ended September 30, 2005, Beau Rivage earned operating income of $41 million.

•	The adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). We recorded $17 million and $55 million of additional stock compensation expense in the three and nine month periods ended September 30, 2006, respectively, as a result of adopting SFAS 123(R). We adopted SFAS 123(R) using the modified-prospective transition method and began applying the valuation and other criteria to stock options granted beginning January 1, 2006. Under the modified-prospective method, we are recognizing expense for the unvested portion of previously issued grants based on the valuation and attribution methods originally used to calculate the pro forma disclosures. Prior to January 1, 2006, we did not recognize expense for employee stock options.

•	Recognition of our share of profits from the completion of Tower 1 of The Signature at MGM Grand. The venture records revenue and cost of sales as units close. Tower 1 was completed in May 2006, and profits on the sales of the condominium units was recognized in the second and third quarters. For the three and nine months ended September 30, 2006, we recognized income of approximately $26 million and $54 million, respectively related to units closed and the recognition of deferred profit on land contributed to the venture. Such income is classified in “Income from unconsolidated affiliates” in the accompanying consolidated statements of income.

     Our net revenue increased 5% in the third quarter over the prior year period. Gaming results were strong, with a second straight quarter of double-digit percentage increase in baccarat volume. We achieved 5% REVPAR growth, on top of 9% growth in the prior year quarter, and increases in food and beverage and entertainment revenue resulting from new restaurants and the Love show at Mirage. We also experienced a higher table games hold percentage in the 2006 quarter than the prior year.
     Our operating income in 2006 increased 26% for the quarter to $428 million, due to the positive revenue trends described above, the profit recognition on Tower 1 of the Signature at MGM Grand, and increased operating margins. Operating income comparisons were negatively affected by the $17 million of additional stock compensation expense in the third quarter of 2006 and positively impacted by lower property transactions. Net income increased 68% over the 2005 quarter, as non-operating expenses were relatively flat year-over-year and our effective tax rate was lower due to positive tax adjustments which are discussed below.
     Trends for the nine month periods were very similar to those noted above for the third quarter, plus the impact of a full year of the Mandalay results. Table games hold percentages were more comparable between periods, but trends in volume and pricing indicators were otherwise in line with the third quarter trends, as were trends in profitability.
     Operating Results – Detailed Revenue Information
     The following table presents details of our net revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percentage			Percentage
	2006	Change	2005	2006	Change	2005
			(In thousands)
Casino revenue, net:
Table games	$308,437	6%	$290,860	$958,974	13%	$849,369
Slots	512,133	5%	486,771	1,446,255	14%	1,263,181
Other	24,074	(13)%	27,646	82,753	15%	71,918

Casino revenue, net	844,644	5%	805,277	2,487,982	14%	2,184,468

Non-casino revenue:
Rooms	491,511	3%	478,462	1,535,808	27%	1,208,277
Food and beverage	387,029	5%	368,186	1,161,295	20%	963,848
Entertainment, retail and other	343,196	8%	317,443	944,082	18%	803,451

Non-casino revenue	1,221,736	5%	1,164,091	3,641,185	22%	2,975,576

	2,066,380	5%	1,969,368	6,129,167	19%	5,160,044
Less: Promotional allowances	(164,405)	2%	(161,125)	(481,476)	12%	(431,710)

	$1,901,975	5%	$1,808,243	$5,647,691	19%	$4,728,334

     The third quarter 6% increase in table games revenue resulted from strong baccarat volume – up 22% – and a higher table games hold percentage in the current year, though in both the 2006 and 2005 quarters table games hold percentages were near the mid-point of the Company’s normal range. The 5% increase in slots revenue in the third quarter included double-digit percentage increases at Bellagio, MGM Grand Las Vegas, Mandalay Bay, TI, MGM Grand Detroit and Gold Strike Tunica. Nine-month gaming revenue trends are generally consistent with those observed in the third quarter, with the higher nine-month percentage increases resulting from the full year of Mandalay results.
     Non-casino revenue increased in 2006 primarily due to modest increases in room rates in all customer segments, as well as the focus on increasing occupancy to drive visitor volume in other operating areas, particularly at the Mandalay resorts. In the third quarter of 2006, REVPAR was $115, up 5% from the prior year quarter; occupancy was 91% versus 92% in 2005, but ADR increased 7% to $127. REVPAR at our Las Vegas Strip resorts was $135 in the 2006 quarter, an increase of 6%.
     The 5% increase in food and beverage revenue in the third quarter was indicative of higher visitor volumes and included contributions from several new restaurants at Mirage. Entertainment revenue increased 9% in the quarter due to the addition of the Love show at Mirage. Year-to-date entertainment revenues are only up 4%, even with a full year of Mandalay results, due to increased competition from new shows and nightclubs in Las Vegas.

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
     The following table shows the amount of incremental compensation related to employee stock options and stock appreciation rights included within each income statement expense caption:

	Three Months	Nine Months
For the periods ended September 30,	2006	2006
	(In thousands)
Casino	$3,845	$10,829
Other operating departments	1,589	5,311
General and administrative	4,836	16,249
Corporate expense and other	7,117	22,704

	$17,387	$55,093

     Preopening and start-up expenses were $6 million in the 2006 quarter versus $6 million in 2005, and included amounts related primarily to CityCenter, MGM Grand Macau, the permanent facility at MGM Grand Detroit and The Signature at MGM Grand. For the nine month periods, preopening and start-up expenses were $27 million in 2006 compared to $13 million in 2005, consisting largely of the projects above as well as the Borgata expansion and the Love show at Mirage.
     Property transactions, net consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2006	2005	2006	2005
		(In thousands)
Write-downs and impairments	$—	$20,575	$33,645	$20,575
Demolition costs	118	1,304	316	5,569
Net losses on sale or disposal of fixed assets	164	758	2,365	2,489

	$282	$22,637	$36,326	$28,633

     Write-downs and impairments in 2006 included $22 million related to the write-off of the tram connecting Bellagio and Monte Carlo, including the stations at both resorts, in preparation for construction of CityCenter. CityCenter will feature a state-of-the-art people mover system that will reconnect Bellagio with Monte Carlo, with the stations at each resort completely redesigned as well. Other write-downs related to assets being replaced in connection with several smaller capital projects, primarily at MGM Grand Las Vegas, Mandalay Bay and Mirage, as well as the $4 million write-off of Luxor’s investment in the Hairspray show.
     Write-downs and impairments in 2005 consisted of assets replaced or disposed of in connection with expansion and remodeling activity at Bellagio, Mirage and TI. During 2005, demolition costs related primarily to room remodel activity at MGM Grand Las Vegas and construction of the new showroom at Mirage.
     Non-operating Results
     Net interest expense increased slightly to $194 million in the 2006 third quarter from $193 million in the 2005 period, as interest rates have increased slightly and additional borrowings have been largely related to capital projects on which interest is capitalized. For the nine month periods, net interest expense increased from $462 million in 2005 to $587 million in 2006, as a full year of the additional borrowings for the Mandalay acquisition were outstanding. In the 2005 nine months, “Other, net” includes a $20 million loss on early retirement of debt related to the early redemption of our 6.875% senior notes due 2008, and $7 million of income from the favorable resolution of a pre-acquisition contingency related to the Mirage Resorts acquisition.

     The effective tax rate for the third quarter was 32%, lower than the 37% in the 2005 quarter, primarily due to a $6 million reduction in reserves required for certain complimentary costs. The IRS had historically challenged the deductibility of certain complimentaries provided to customers, but recent IRS guidance indicated that they would no longer challenge the deductions. For the nine month periods, the effective tax rate was relatively consistent at approximately 35% for both the 2006 and 2005 periods.
Liquidity and Capital Resources
     Cash Flows – Operating Activities
     Operating cash flow was $776 million for the nine months ended September 30, 2006, a decrease from $798 million in the prior year period. This decrease was expected, despite the increased operating income in the period, due to higher interest payments resulting from the debt financing for the Mandalay merger and higher tax payments, including a $112 million tax payment primarily for the gain on Mandalay’s sale of Motor City Casino, which was sold in April 2005. In addition, the prior year results include a $85 million tax benefit from stock compensation. Under SFAS 123(R), the current year benefit is shown partially in operating activities and partially in financing activities. At September 30, 2006, we held cash and cash equivalents of $344 million.
     Cash Flows – Investing Activities
     Capital expenditures in the nine months ended September 30, 2006 primarily consisted of the following, excluding capitalized interest:
•	CityCenter – $429 million;

•	The permanent casino in Detroit – $210 million;

•	Beau Rivage – $392 million.
     Remaining 2006 capital expenditures consisted of capital expenditures at existing resorts, including spending on the new theatre and new restaurants at Mirage. Investments in unconsolidated affiliates of $86 million in the 2006 period represent partial funding of a required loan, in an amount up to $100 million, to MGM Grand Macau. We are accounting for the loan as additional capital investment due to the subordinated nature of our repayment rights under the loan. Offsetting these expenditures was $114 million in insurance proceeds related to Hurricane Katrina.
     In 2005, capital expenditures were $428 million, and included room enhancements and other projects at MGM Grand Las Vegas, expenditures for the Mirage theatre, and preliminary expenditures for CityCenter and the permanent casino in Detroit. Also in the 2005 period, we completed the acquisition of Mandalay, with net cash paid of $4.4 billion, and invested $177 million in MGM Grand Macau.
     Cash Flows – Financing Activities
     In the nine months ended September 30, 2006, we borrowed net debt of $617 million, with net borrowings of $67 million under our senior credit facility and the April 2006 issuance of $500 million of 6.75% senior notes due 2013 and $250 million of 6.875% senior notes due 2016 offset by the repayment of $200 million of senior notes at their scheduled maturity. The increase in net debt was due primarily to the level of capital expenditures, share repurchases and the $112 million tax payment primarily for the Motor City casino gain. At September 30, 2006 our senior credit facility had a balance of $4.8 billion, with available liquidity of $2.1 billion.
     We repurchased 6.5 million shares of our common stock in the nine months ended September 30, 2006 at a cost of $247 million, leaving 8 million shares available under our current share repurchase authorization. We received proceeds of $33 million from the exercise of stock options in the nine months ended September 30, 2006.

     Other Factors Affecting Liquidity
     Distributions from The Signature at MGM Grand. Tower 1 of The Signature at MGM Grand was completed in the second quarter of 2006. Tower 2 is expected to be completed in the fourth quarter of 2006. We have received distributions totaling $51 million related to Tower 1 through September 30, 2006, and expect to receive a small amount of additional distributions related to Tower 1. Distributions on Tower 2 should occur in late 2006 and early 2007, and are expected to exceed the amount received for Tower 1.
     Sale of Primm Valley Resorts and Laughlin Properties. In October 2006, we entered into an agreement to sell Colorado Belle and Edgewater for $200 million and an agreement to sell the Primm Valley Resorts for $400 million. We will use the net proceeds from the sales to repay borrowings under our senior credit facility. Both agreements are subject to regulatory approval and other customary closing conditions, and we expect both sales to be completed by the second quarter of 2007, at which time we expect to record substantial gains on both sales.
     Long-term Debt Payable in 2006. We repaid $200 million of long-term debt at maturity in February 2006 with available borrowings under our senior credit facility. Another $245 million of long-term debt matured in October 2006; this long-term debt was also repaid with available borrowings under our senior credit facility.
     CityCenter. In November 2004 we announced a plan to develop a multi-billion dollar urban metropolis, CityCenter, on the Las Vegas Strip between Bellagio and Monte Carlo. CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 470,000 square feet of retail shops, dining and entertainment venues; and approximately 2.3 million square feet of residential space in approximately 2,700 luxury condominium and condominium-hotel units in multiple towers.
     As currently contemplated, we believe CityCenter will cost approximately $7 billion, excluding preopening and land costs. After estimated proceeds of $2.5 billion from the sale of residential units, we believe the net project cost will be approximately $4.5 billion. We expect the project to open in late 2009. The complete design, timing and cost of CityCenter are still subject to change, and are subject to risks attendant to large-scale projects.
     Detroit Permanent Casino. The permanent casino at MGM Grand Detroit is expected to open in late 2007 at a cost of approximately $765 million, including land and preopening costs, and will feature a 400-room hotel, 100,000-square foot casino, numerous restaurant and entertainment amenities, and spa and convention facilities. The timing and cost of the permanent facility are still subject to change, and are subject to risks attendant to large-scale projects.
     MGM Grand Macau. We own 50% of MGM Grand Paradise Limited, an entity which is developing, and will operate, MGM Grand Macau, a hotel-casino resort in Macau S.A.R. Pansy Ho Chiu-king owns the other 50% of MGM Grand Paradise Limited. MGM Grand Macau will be located on a prime waterfront site and will feature at least 345 table games and 1,035 slots with room for significant expansion. Other features will include a 600-room hotel, a luxurious spa, convention space, a variety of dining destinations, and other attractions. Construction of MGM Grand Macau, which is estimated to cost approximately $1.1 billion, including license and land rights and preopening costs, began in the second quarter of 2005 and the resort is anticipated to open in late 2007. The timing and cost of the project are still subject to change, and are subject to the risks attendant to large-scale projects. We have invested $266 million in the venture and are committed to loaning the venture up to an additional $14 million. The venture has obtained a $700 million bank credit facility which, along with equity contributions and shareholder loans, is expected to be sufficient to fund the construction of MGM Grand Macau.
     Beau Rivage Rebuilding. Beau Rivage partially reopened in August 2006. The resort’s guest rooms, casino floor and most public areas are open; however, three restaurants and the showroom will open in late 2006. In addition, Fallen Oak, a Tom Fazio-designed golf course, opened in November 2006.

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
     New York Racing Association. We have entered into a definitive agreement with the New York Racing Association (“NYRA”) to manage video lottery terminals (“VLTs”) at NYRA’s Aqueduct horseracing facility in metropolitan New York. Subject to receipt of requisite New York State approvals, we will assist in the development of the facility, including providing project financing up to $190 million, and will manage the facility for a term of five years (extended automatically if the financing provided by us is not fully repaid) for a fee. We believe, based on recent legislative changes, that our agreement with respect to installation of VLTs at Aqueduct would extend past the expiration of NYRA’s current racing franchise and would be binding on any successor to NYRA in the event NYRA is not granted a new racing franchise. NYRA’s recent filing for reorganization under Chapter 11 has introduced additional uncertainties, but the Company remains committed to the development once these uncertainties are resolved.
     Mashantucket Pequot Tribal Nation. We have agreed to enter a strategic alliance, subject to definitive agreements, with the Mashantucket Pequot Tribal Nation (“MPTN”). The strategic alliance has several elements, one of which calls for the creation of a 50/50 joint venture to seek future development opportunities. We have agreed to provide a development subsidiary of MPTN with a loan of up to $200 million intended to fund a portion of that subsidiary’s matching investment in any future joint development projects.
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
     Materiality of Financial Statement Misstatements
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which documents the SEC staff’s views regarding the process of quantifying financial statement misstatements. Under SAB 108, we must evaluate the materiality of an identified unadjusted error by considering the impact of both the current year error and the cumulative error, if applicable. This also means that both the impact on the current period income statement and the period-end balance sheet must be considered.
     SAB 108 is effective for fiscal years ending after November 15, 2006. Any past adjustments required to be recorded as a result of adopting SAB 108 are recorded as a cumulative effect adjustment to the opening balance of retained earnings. We do not believe the adoption of SAB 108 will have a material impact on our financial position or results of operations.

     Planned Major Maintenance Activities
     In September 2006, the Financial Accounting Standards Board issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” (“FSP AUG AIR-1”). FSP AUG AIR-1 prohibits the use of the “accrue-in-advance” method of accounting for planned major maintenance activities, previously one of four acceptable methods included in the AICPA Industry Audit Guide for Airlines. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006.
     We do not believe the adoption of FSP AUG AIR-1 will have any impact on our financial position or results of operations. We expense planned major maintenance activities at our operating resorts as incurred. For our corporate aircraft, we apply the “deferral” method of accounting to planned engine overhauls; the deferral method is one of the three remaining acceptable methods included in the Industry Audit Guide for Airlines. Under the deferral method, the cost of each engine overhaul is capitalized and amortized over the estimated period to the next required overhaul.
Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate borrowings and short-term borrowings under our bank credit facilities.
     As of September 30, 2006, long-term fixed rate borrowings represented approximately 63% of our total borrowings. Assuming a 100 basis-point change in LIBOR at September 30, 2006, our annual interest cost would change by approximately $48 million.
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
Item 4. Controls and Procedures
     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2006. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.
     During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In making our assessment of changes in internal control over financial reporting as of September 30, 2006, we have excluded the Mandalay operations. These operations represent approximately 44% of our total assets at September 30, 2006 and approximately 37% of our total net revenues for the quarter ended September 30, 2006. We intend to disclose any material changes in internal control over financial reporting at the Mandalay operations in the first annual assessment of internal control over financial reporting in which we are required to include Mandalay, which will be as of December 31, 2006.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant developments in any of the cases disclosed in our Form 10-K in the nine months ended September 30, 2006, other than in the matter described below.
  Poulos Slot Machine Litigation
          For a complete description of the facts and circumstances surrounding this litigation, see our Annual Report on Form 10-K for the year ended December 31, 2005.
     In September 2005, the District Court entered an order granting summary judgment to all defendants that remained in the case on all of plaintiffs' claims, dismissed the case in its entirety and entered judgment in favor of defendants. In October 2005, plaintiffs filed an appeal to the Ninth Circuit Court of Appeals of the judgment granting summary judgment to defendants, and of two prior discovery orders that had been entered in the case. Plaintiffs subsequently agreed to withdraw their appeal with prejudice in return for defendants' withdrawal of their bills of costs with prejudice. On June 20, 2006 pursuant to stipulation of the parties the federal district court entered an order dismissing defendants' bills of costs with prejudice. Pursuant to stipulation of the parties filed June 26, 2006, the Ninth Circuit Court of Appeals entered an order dismissing the appeal with prejudice.
     We and our subsidiaries are also defendants in various other lawsuits most of which relate to routine matters incidental to our business. We do not believe that the outcome of this other pending litigation, considered in the aggregate, will have a material adverse effect on the Company.

Item 1A. Risk Factors
     A complete description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to those factors in the nine months ended September 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. The following table includes information about our share repurchases for the quarter ended September 30, 2006:

			Shares Purchased	Maximum
	Total	Average	As Part of a	Shares Still
	Shares	Price Per	Publicly-Announced	Available for
	Purchased	Share	Program	Repurchase
July 1 – July 31, 2006	—	$—	—	11,000,000 (1)
August 1 – August 31, 2006	3,000,000	35.28	3,000,000	8,000,000 (1)
September 1 – September 30, 2006	—	—	—	8,000,000 (1)

	3,000,000		3,000,000

(1)	The July 2004 repurchase program was announced in July 2004 for up to 20 million shares with no expiration.

Item 6. Exhibits
3.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated August 8, 2006).

10.1	Fifth Amended and Restated Loan Agreement dated as of October 3, 2006, by and among MGM MIRAGE, as borrower; MGM Grand Detroit, LLC, as co-borrower; the Lenders and Co-Documentation Agents named therein; Bank of America, N.A., as Administrative Agent; the Royal Bank of Scotland PLC, as Syndication Agent; Bank of America Securities LLC and The Royal Bank of Scotland PLC, as Joint Lead Arrangers; and Bank of America Securities LLC, The Royal Bank of Scotland PLC, J.P. Morgan Securities Inc., Citibank North America, Inc. and Deutsche Bank Securities Inc. as Joint Book Managers (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated October 3, 2006).

10.2	Purchase Agreement dated October 13, 2006, by and among Mandalay Resort Group, as seller, Edgewater Hotel Corporation, Colorado Belle Corporation, and Aces High Management, LLC, as purchaser (incorporated by reference to the Company’s Current Report on Form 8-K dated October 13, 2006).

10.3	Purchase Agreement dated October 31, 2006, by and among New York-New York Hotel & Casino, LLC, as seller, PRMA Land Development Company, The Primadonna Company LLC, and Herbst Gaming Inc., as purchaser (incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE
Date: November 9, 2006	By:	/s/ J. TERRENCE LANNI
J. Terrence Lanni
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2006		/s/ JAMES J. MURREN
James J. Murren
President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
3.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated August 8, 2006).

10.1	Fifth Amended and Restated Loan Agreement dated as of October 3, 2006, by and among MGM MIRAGE, as borrower; MGM Grand Detroit, LLC, as co-borrower; the Lenders and Co-Documentation Agents named therein; Bank of America, N.A., as Administrative Agent; the Royal Bank of Scotland PLC, as Syndication Agent; Bank of America Securities LLC and The Royal Bank of Scotland PLC, as Joint Lead Arrangers; and Bank of America Securities LLC, The Royal Bank of Scotland PLC, J.P. Morgan Securities Inc., Citibank North America, Inc. and Deutsche Bank Securities Inc. as Joint Book Managers (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated October 3, 2006).

10.2	Purchase Agreement dated October 13, 2006, by and among Mandalay Resort Group, as seller, Edgewater Hotel Corporation, Colorado Belle Corporation, and Aces High Management, LLC, as purchaser (incorporated by reference to the Company’s Current Report on Form 8-K dated October 13, 2006).

10.3	Purchase Agreement dated October 31, 2006, by and among New York-New York Hotel & Casino, LLC, as seller, PRMA Land Development Company, The Primadonna Company LLC, and Herbst Gaming Inc., as purchaser (incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.