Form 10-K
period 2006-12-31
MGM MIRAGE
filed 2007-02-28
CIK 789570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period                      to
Commission File No. 0-16760
MGM MIRAGE
(Exact name of Registrant as specified in its charter)

DELAWARE	88-0215232
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
3600 Las Vegas Boulevard South — Las Vegas, Nevada 89109
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2006 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2006) was $5.1 billion. As of February 23, 2007, 284,165,655 shares of Registrant’s Common Stock, $.01 par value, were outstanding.
     Portions of the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS
     MGM MIRAGE is referred to as the “Company” or the “Registrant,” and together with our subsidiaries may also be referred to as “we,” “us” or “our.”
Overview
     MGM MIRAGE is one of the largest gaming companies in the world and owns what we believe to be the world’s finest collection of casino resorts. Our strategy is predicated on creating resorts of memorable character, treating our employees well and providing superior service for our guests. MGM MIRAGE was organized as MGM Grand, Inc. on January 29, 1986 and is a Delaware corporation. MGM MIRAGE acts largely as a holding company and its operations are conducted through its wholly-owned subsidiaries. The Company grew significantly in 2000 with the acquisition of Mirage Resorts, Incorporated and in 2005 with the acquisition of Mandalay Resort Group (“Mandalay”).
Our Operating Casino Resorts
     We have provided below certain information about our casino resorts as of December 31, 2006. Except as otherwise indicated, we wholly own and operate the resorts shown below.

		Approximate
	Number of Guestrooms	Casino Square		Gaming
Name and Location	and Suites	Footage	Slots (1)	Tables (2)
Las Vegas Strip, Nevada
Bellagio	3,933	155,000	2,365	144
MGM Grand Las Vegas (3)	5,803	156,000	2,611	174
Mandalay Bay (4)	4,756	157,000	2,010	120
The Mirage	3,044	118,000	2,063	111
Luxor	4,404	100,000	1,589	89
Treasure Island (“TI”)	2,885	87,000	1,726	68
New York-New York	2,024	84,000	1,850	75
Excalibur	3,990	90,000	1,887	73
Monte Carlo	3,002	102,000	1,612	74
Circus Circus Las Vegas (5)	3,764	133,000	2,350	92

Subtotal	37,605	1,182,000	20,063	1,020

Other Nevada
Primm Valley Resorts (Primm) (6)	2,642	137,000	2,816	93
Circus Circus Reno (Reno)	1,572	69,000	1,246	47
Silver Legacy - 50% owned (Reno)	1,710	87,000	1,677	68
Gold Strike (Jean) (7)	811	37,000	740	10
Nevada Landing (Jean) (7)	303	36,000	727	10
Laughlin Properties (Laughlin) (8)	2,524	102,000	2,199	72
Railroad Pass (Henderson)	120	13,000	330	6
Other Domestic Operations
MGM Grand Detroit (Detroit, Michigan)	N/A	75,000	2,840	72
Beau Rivage (Biloxi, Mississippi) (9)	1,740	72,000	2,048	93
Gold Strike (Tunica, Mississippi)	1,131	50,000	1,271	56
Borgata - 50% owned (Atlantic City, New Jersey)	1,971	137,000	4,068	178
Grand Victoria - 50% owned (Elgin, Illinois)	N/A	34,000	1,111	36

Grand Total	52,129	2,031,000	41,136	1,761

(1)	Includes slot machines, video poker machines and other electronic gaming devices.

(2)	Includes blackjack (“21”), baccarat, craps, roulette and other table games; does not include poker.

(3)	Includes 759 rooms available for rent in Tower 1 and Tower 2 of The Signature at MGM Grand. Tower 1 was completed in 2006 with a total of 576 units. Tower 2 was completed in late 2006 but is still in the closing process, and has 576 units. Tower 3 will be completed in 2007, with 576 units.

(4)	Includes the Four Seasons Hotel with 424 guest rooms and THEhotel with 1,117 suites.

(5)	Includes Slots-a-Fun.

(6)	Includes Primm Valley, Buffalo Bill’s and Whiskey Pete’s, along with the Primm Center gas station and convenience store. In October 2006, we entered into an agreement to sell the Primm Valley Resorts.

(7)	Gold Strike and Nevada Landing will be contributed to a joint venture that will develop a mixed-use community in Jean, Nevada. Nevada Landing is expected to close in April 2007.

(8)	Includes Colorado Belle and Edgewater. In October 2006, we entered into an agreement to sell the Laughlin Properties.

(9)	Beau Rivage reopened in August 2006 after having been closed for one year due to Hurricane Katrina.

  Bellagio
     Bellagio is widely recognized as one of the premier destination resorts in the world. Located at the heart of the Las Vegas Strip, Bellagio has earned the prestigious Five Diamond award from the American Automobile Association (“AAA”) for the last six years. The resort is richly decorated, including a conservatory filled with unique botanical displays that change with the seasons. At the front of Bellagio is an eight-acre lake featuring over 1,000 fountains that come alive at regular intervals in a choreographed ballet of water, music and lights. Bellagio features 200,000 square feet of convention space for the discerning group planner. For both business and leisure customers, Bellagio’s restaurants offer the finest choices, including Five Diamond award winners Picasso and Le Cirque. Entertainment options include O, produced and performed by Cirque du Soleil, the Light nightclub, and several other bars and lounges. Leisure travelers can also enjoy Bellagio’s expansive pool, world-class spa and Gallery of Fine Arts.
  MGM Grand Las Vegas
     MGM Grand Las Vegas, located on the corner of the Las Vegas Strip and Tropicana Avenue, is one of the largest casino resorts in the world, and is the largest to receive the AAA’s Four Diamond award. The resort’s guest rooms feature unique themes, including: West Wing, an area offering boutique-style rooms; Skylofts, ultra-suites on the 29th floor featuring the ultimate in personal service and recently awarded a Five Diamond rating by AAA; and the exclusive Mansion for premium gaming customers. MGM Grand Las Vegas features an extensive array of restaurants, including two new restaurants by renowned chef Joël Robuchon, an AAA Five Diamond rating recipient, Craftsteak, NOBHILL, SeaBlue, Pearl, Shibuya and Fiamma Trattoria. Other amenities include the Studio 54 nightclub, Tabu, the Ultra Lounge, Teatro, numerous retail shopping outlets, a 380,000 square foot state-of-the-art conference center, and an extensive pool and spa complex.
     MGM Grand Las Vegas features the spectacular show KÀ, by Cirque du Soleil, performed in a custom-designed theatre seating almost 2,000 guests. The MGM Grand Garden is a special events center with a seating capacity of over 16,000 that provides a venue for premier concerts, as well as championship boxing and other special events.
     The Signature at MGM Grand is a condominium-hotel development that will ultimately feature three 576-unit towers. We own a 50% interest in the entity developing The Signature at MGM Grand and once each tower is complete, we manage the tower as a hotel for owners electing to rent their units. Tower 1 was completed in 2006, and unit sales closed and hotel occupancy commenced in mid-2006. Tower 2 is complete and the majority of unit sales are closed; hotel occupancy had commenced on a portion of the units at December 31, 2006. Tower 3 will be completed in 2007.
  Mandalay Bay
     Mandalay Bay is the first major resort on the Las Vegas Strip to greet visitors arriving by automobile from southern California. This AAA Four Diamond, South Seas-themed resort features numerous restaurants, such as Charlie Palmer’s Aureole, Wolfgang Puck’s Trattoria Del Lupo, China Grill, Hubert Keller’s Fleur de Lys, and Border Grill. Mandalay Bay offers multiple entertainment venues that include a 12,000-seat special events arena, a 1,760-seat showroom featuring the Broadway hit Mamma Mia!, the House of Blues, and the Rumjungle restaurant and nightclub. In addition, Mandalay Bay features the Shark Reef, exhibiting sharks and rare sea predators. Mandalay Bay has an extensive pool and beach area, including a wave pool and Moorea, a European-style “ultra” beach, as well as a 30,000 square-foot spa.
     Included within Mandalay Bay is a Four Seasons Hotel with its own lobby, restaurants and pool and spa, providing visitors with a luxury AAA Five-Diamond-rated hospitality experience. THEhotel is an all-suite hotel tower within the Mandalay Bay complex. THEhotel includes its own spa and fitness center, a lounge and two restaurants, including Mix Las Vegas, created by famed chef Alain Ducasse and located on the top floor of THEhotel.
     The Mandalay Bay Conference Center is a convention and meeting complex adjacent to Mandalay Bay. The complex includes more than one million square feet of exhibit space. Including the Conference Center and Mandalay Bay’s other convention areas, Mandalay Bay offers almost two million gross square feet of conference and exhibit space. Connecting Mandalay Bay to Luxor is Mandalay Place, a retail center that includes approximately 90,000 square feet of retail space and approximately 40 boutique stores and restaurants, including stores by Nike Golf and Urban Outfitters, restaurants by celebrity chefs Pierro Selvaggio, Hubert Keller and Rick Moonen, and the burlesque nightclub Forty Deuce.

  The Mirage
     The Mirage is a luxurious, tropically-themed resort located on a site shared with TI at the center of the Las Vegas Strip. The Mirage is recognized by AAA as a Four Diamond resort. The exterior of the resort is landscaped with palm trees, abundant foliage and more than four acres of lagoons and other water features centered around a 54-foot volcano which erupts every evening at regular intervals, with flames that spectacularly illuminate the front of the resort. Inside the front entrance is an atrium with a tropical garden and additional water features capped by a 100-foot-high glass dome, designed to replicate the sights, sounds and fragrances of the South Seas. Located at the rear of the hotel, adjacent to the swimming pool area, is a dolphin habitat featuring Atlantic bottlenose dolphins and The Secret Garden of Siegfried & Roy, an attraction that allows guests to view the beautiful exotic animals of Siegfried & Roy, the world-famous illusionists.
     The Mirage features a wide array of restaurants, including Kokomos, Japonais, Fin, Stack, Cravings, and Carnegie Deli. Several of these restaurants have been recently opened or renovated. Entertainment at The Mirage is highlighted by Love, the newest show from Cirque du Soleil and based on the works of the Beatles. The Mirage also features Danny Gans, the renowned singer/impersonator, and headline entertainment. Nightlife options at The Mirage include Jet, a 16,000 square-foot nightclub, and the Beatles-themed lounge Revolution. The Mirage also has numerous retail shopping outlets and 170,000 square feet of convention space, including the 90,000-square foot Mirage Events Center.
  Luxor
     Luxor is an Egyptian-themed hotel and casino complex situated between Mandalay Bay and Excalibur, which are all connected by a tram. Luxor offers 20,000 square feet of convention space, a 20,000-square-foot spa, and food and entertainment venues on three different levels beneath a soaring hotel atrium. Above the pyramid’s casino, the property offers a special format motion base ride and an IMAX 2D/3D theater. Luxor’s other public areas include restaurants, several cocktail lounges and a variety of specialty shops. The Luxor features headline entertainment, a show by the comedian Carrot Top, and the adult dance revue Fantasy.
  Treasure Island (“TI”)
     TI is a Caribbean-themed resort located next to The Mirage and also holds the AAA Four Diamond rating. TI and The Mirage are connected by a monorail and a pedestrian bridge links TI to the Fashion Show Mall. TI features several restaurants, including Social House, Isla Mexican Kitchen, Kahunaville and Canter’s Deli. Bars and lounges at TI include Mist and Tangerine, which features indoor/outdoor space with views of the Las Vegas Strip and nightly burlesque entertainment. The showroom at TI features Mystère, produced and performed by Cirque du Soleil. The Sirens of TI Show is performed at the front of the resort, providing a significant presence to visitors on the Las Vegas Strip and beckoning visitors into TI.
  New York-New York
     New York-New York is located at the corner of the Las Vegas Strip and Tropicana Avenue. Pedestrian bridges link New York-New York with both MGM Grand Las Vegas and Excalibur. The architecture at New York-New York replicates many of New York City’s landmark buildings and icons, including the Statue of Liberty, the Empire State Building, Central Park, the Brooklyn Bridge and a Coney Island-style roller coaster. The casino features highly themed interiors including Park Avenue with retail shops, a Central Park setting in the central casino area, and Little Italy with its traditional food court set inside a typical residential neighborhood. New York-New York also features several restaurants and numerous bars and lounges, including nationally recognized Coyote Ugly and ESPNZone and Nine Fine Irishmen, an authentic Irish Pub. New York-New York also features Zumanity by Cirque du Soleil.
  Excalibur
     Excalibur is a castle-themed hotel and casino complex situated immediately north of Luxor at the corner of the Las Vegas Strip and Tropicana Avenue. Excalibur’s public areas include a Renaissance fair, a medieval village, an amphitheater with a seating capacity of nearly 1,000 where mock jousting tournaments and costume drama are presented nightly, two dynamic motion theaters, various artisans’ booths and medieval games of skill. In addition, Excalibur has a buffet restaurant, several themed restaurants, as well as several snack bars, cocktail lounges and a variety of specialty shops. The property also features a 13,000-square-foot spa. Excalibur, Luxor and Mandalay are connected by a tram, allowing guests to travel easily among these resorts.

  Monte Carlo
     Monte Carlo is located on the Las Vegas Strip adjacent to New York-New York. Monte Carlo was recently awarded its first Four Diamond rating by AAA. Monte Carlo has a palatial style reminiscent of the Belle Époque, the French Victorian architecture of the late 19th century. The resort has amenities such as fine dining at Andre’s, a brew pub featuring live entertainment, a health spa, a beauty salon, and a 1,200-seat theatre featuring the world-renowned magician Lance Burton.
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
  Primm Valley Resorts
     The Primm Valley Resorts consist of three hotel-casinos on both sides of Interstate 15 at the California/Nevada state line in Primm, Nevada, approximately 40 miles south of Las Vegas. Buffalo Bill’s Resort & Casino, Primm Valley Resort & Casino, Whiskey Pete’s Hotel & Casino and three gas stations including the Primm Center (collectively, the “Primm Valley Resorts”) form a major destination location and offer visitors driving from California the first opportunity to wager upon entering Nevada and the last opportunity before leaving.
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
     In October 2006, we entered into an agreement to sell the Primm Valley Resorts for $400 million, subject to regulatory approval and other customary closing conditions. We expect the sale to be completed by the second quarter of 2007.
  Circus Circus Reno
     Circus Circus Reno is a circus-themed hotel and casino complex situated in downtown Reno, Nevada. Like its sister property in Las Vegas, Circus Circus Reno offers its guests a variety of circus acts performed daily, free of charge. A mezzanine area has a circus midway with carnival-style games and an arcade that offers a variety of amusements and electronic games. The property also has several restaurants, cocktail lounges, and retail shops.
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
  Gold Strike and Nevada Landing
     We refer to Gold Strike and Nevada Landing collectively as the “Jean Properties.” Gold Strike is an “Old West"-themed hotel-casino located on the east side of Interstate-15 in Jean, Nevada. Jean is located approximately 25 miles south of Las Vegas and approximately 15 miles north of the California-Nevada state line. The property has, among other amenities, a swimming pool and spa, several restaurants, a banquet center, a gift shop and an arcade. The casino has a stage bar with regularly scheduled live entertainment and a casino bar.

     Nevada Landing is a turn-of-the-century riverboat-themed hotel-casino located in Jean across Interstate 15 from Gold Strike. Nevada Landing includes a specialty restaurant, a full-service coffee shop, a buffet, a snack bar, a gift shop, a swimming pool and spa and a 300-guest banquet facility.
     In February 2007, we entered into an operating agreement with Jeanco Realty Development, LLC, a venture owned by American Nevada Corporation and Diamond Resorts, LLC, to form a 50/50 joint venture whose purpose is to develop a mixed-use community in Jean, Nevada. We will contribute the Jean properties and the surrounding land to the joint venture. We also determined in February 2007 that Nevada Landing would close in April 2007.
  The Laughlin Properties
     The Laughlin Properties consist of Colorado Belle and Edgewater. Colorado Belle is situated on the bank of the Colorado River in Laughlin, Nevada, approximately 90 miles south of Las Vegas. Colorado Belle features a 600-foot replica of a Mississippi riverboat, and also includes a buffet, a coffee shop, specialty restaurants, a microbrewery, snack bars and cocktail lounges, as well as a gift shop and other specialty shops. Edgewater is located adjacent to Colorado Belle along the Colorado River. Edgewater’s facilities include a specialty restaurant, a coffee shop, a buffet, a snack bar and cocktail lounges.
     In October 2006, we entered into an agreement to sell the Laughlin Properties for $200 million, subject to regulatory approval and other customary closing conditions. We expect the sale to be completed by the second quarter of 2007.
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
  Beau Rivage
     Beau Rivage reopened in August 2006, after being closed for one year due to Hurricane Katrina. Beau Rivage is located on a beachfront site where Interstate 110 meets the Gulf Coast in Biloxi, Mississippi. Beau Rivage features several new restaurants including Olives, BR Prime and Jia, a 1,550-seat state-of-the-art theatre, a state-of-the-art convention center, extensive pool and a world-class spa and salon.
  Gold Strike-Tunica
     Gold Strike-Tunica is a dockside casino located along the Mississippi River, 20 miles south of Memphis and approximately three miles west of Mississippi State Highway 61, a major north/south highway connecting Memphis with Tunica County. The property features an 800-seat showroom, a coffee shop, a specialty restaurant, a buffet, a snack bar and several cocktail lounges. Gold Strike-Tunica is part of a three-casino development covering approximately 72 acres. The other two casinos are owned and operated by unaffiliated third parties. We also own an undivided one-half interest in an additional 388 acres of land that may be used for future development.

  Borgata
     The Borgata Hotel Casino and Spa is located at Renaissance Pointe in Atlantic City, New Jersey. In addition to its guest rooms and suites and extensive gaming floor, Borgata includes several specialty restaurants, retail shops, a European-style health spa, meeting space and unique entertainment venues. Borgata was the first new casino in Atlantic City in over 13 years when it opened in July 2003. Through a wholly-owned subsidiary, we own 50% of the limited liability company that owns Borgata. Boyd Gaming Corporation (“Boyd”) owns the other 50% and also operates the resort.
     Borgata recently expanded its gaming and non-gaming amenities, with additional table games and slot machines, an expanded poker room and race book, and additional restaurant, entertainment and other amenities. Additionally, Borgata has plans to add another hotel tower, the Water Club at Borgata, featuring 800 guestrooms and suites, along with a new spa, parking garage and meeting rooms. This $400 million project is expected to be completed in early 2008. Neither project is expected to require contributions from us, as existing operating cash flow and Borgata’s recently renegotiated bank credit facility are anticipated to provide for the cost of the expansions.
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
  Golf Courses
     We own and operate an exclusive world-class golf course, Shadow Creek, designed by Tom Fazio and located approximately ten miles north of our Las Vegas Strip resorts. Shadow Creek is ranked 3rd in Golf Digest’s ranking of America’s 100 Greatest Public Courses. We also own and operate the Primm Valley Golf Club, located four miles south of the Primm Valley Resorts in California, which includes two 18-hole championship courses. These golf courses were also designed by Tom Fazio. The Primm Valley Golf Club is not being sold as part of the transaction to sell the Primm Valley Resorts. We also own Fallen Oak, a championship golf course also designed by Tom Fazio, located approximately 20 miles from Beau Rivage. Fallen Oak opened in November 2006.
Future Development
     The following sections discuss our current and potential development opportunities. We regularly evaluate possible expansion and acquisition opportunities in both the domestic and international markets. These opportunities may include the ownership, management and operation of gaming and other entertainment facilities in Nevada or in states other than Nevada or outside of the United States. We may undertake these opportunities either alone or in cooperation with one or more third parties. Development and operation of any gaming facility in a new jurisdiction is subject to many contingencies. Several of these contingencies are outside of our control and may include the passage of appropriate gaming legislation, the issuance of necessary permits, licenses and approvals, the availability of appropriate financing and the satisfaction of other conditions.
     We cannot be sure that we will decide or be able to proceed with any acquisition or expansion opportunities. In addition, the projects discussed below involve risks and uncertainties. For instance, the design, timing and costs of the projects may change and are subject to risks attendant to large-scale projects.
  CityCenter
     We are developing CityCenter on the Las Vegas Strip, between Bellagio and Monte Carlo. CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room non-gaming boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 470,000 square feet of retail shops, dining and entertainment venues; and approximately 2.3 million square feet of residential space in approximately 2,700 luxury condominium and condominium-hotel units in multiple towers.
     We believe CityCenter will cost approximately $7 billion, excluding land costs. After estimated proceeds of $2.5 billion from the sale of residential units, we believe the net project cost will be approximately $4.5 billion. CityCenter is located on a 67-acre site with a carrying value of approximately $1 billion. We expect CityCenter to open in late 2009.

  Detroit, Michigan
     MGM Grand Detroit, LLC has operated an interim casino facility in downtown Detroit since July 1999. We are currently developing a permanent hotel-casino complex located near the site of our interim facility.
     The permanent complex is expected to open in late 2007 at a cost of approximately $750 million, excluding license and land costs, and will feature a 400-room hotel, 100,000-square foot casino, numerous restaurant and entertainment amenities, and spa and convention facilities. The permanent casino is located on a 25-acre site with a carrying value of approximately $50 million. In addition, we recorded license rights with a carrying value of $100 million as a result of MGM Grand Detroit’s obligations to the City of Detroit in connection with the permanent casino development agreement.
  Macau
     We own 50% of MGM Grand Paradise Limited, an entity which is developing, and will operate, MGM Grand Macau, a hotel-casino resort in Macau S.A.R. Pansy Ho Chiu-king owns the other 50% of MGM Grand Paradise Limited. MGM Grand Macau will be located on a prime site and will feature at least 345 table games and 1,035 slots with room for significant expansion. Other features will include approximately 600 rooms, suites and villas, a luxurious spa, convertible convention space, a variety of dining destinations, and other attractions. MGM Grand Macau is estimated to cost $850 million, excluding license and land rights costs. The subconcession agreement, which allows MGM Grand Paradise Limited to operate a casino in Macau, cost $200 million and the land rights agreement with the government of Macau is estimated to cost $60 million. Construction of MGM Grand Macau began in the second quarter of 2005 and the resort is anticipated to open in late 2007. We have invested $266 million in the venture, and are committed to loaning the venture up to an additional $9 million. The venture has obtained a $700 million bank credit facility which, along with equity contributions and shareholder loans, is expected to be sufficient to fund the construction of MGM Grand Macau.
  New York Racing Association
     We have entered into a definitive agreement with the New York Racing Association (“NYRA”) to manage video lottery terminals (“VLTs”) at NYRA’s Aqueduct horseracing facility in metropolitan New York. Subject to receipt of requisite New York State and Bankruptcy Court approvals, we will assist in the development of the facility, including providing project financing up to $190 million, and will manage the facility for a term of five years (extended automatically if the financing provided by us is not fully repaid) for a fee. We believe, based on recent legislative changes, that our agreement with respect to installations of VLTs at Aqueduct would extend past the expiration of NYRA’s current racing franchise and would be binding on any successor to NYRA in the event NYRA is not granted a new racing franchise. NYRA’s recent filing for reorganization under Chapter 11 has introduced additional uncertainties, but we remain committed to the development once these uncertainties are resolved.
  Atlantic City, New Jersey
     We own approximately 130 acres on Renaissance Pointe in Atlantic City, New Jersey. We lease ten acres to Borgata under long-term leases for use in its current operations and for its expansion. Of the remaining 120 acres, approximately 72 acres are suitable for development. We lease nine of these developable acres to Borgata on a short-term basis for surface parking and a portion of the remaining acres consists of common roads, landscaping and master plan improvements which we designed and developed as required by our agreement with Boyd. We own an additional 15 developable acres in the Marina District near Renaissance Pointe.
     We must apply for and receive numerous governmental permits and satisfy other conditions before construction of a new resort on the Renaissance Pointe site could begin. No assurance can be given that we will develop a casino resort in New Jersey, or its ultimate schedule, size, configuration or cost if we do develop a casino resort.
  United Kingdom
     The Gambling Act 2005 includes authorization for only one initial regional casino (unlimited table games and a maximum of 1,250 slot machines) and eight large casinos (unlimited table games and a maximum of 150 slot machines), a significant reduction from previous proposals. The Gambling Act 2005 allows for an increase in the number of regional casinos, but it is uncertain whether more regional casinos will be approved in the near term. In January 2007, the Casino Advisory Panel recommended that the first regional casino license should be awarded to Manchester. The Company continues to evaluate potential opportunities in the United Kingdom.

  Mashantucket Pequot Tribal Nation
     We have entered into a series of agreements to implement a strategic alliance with the Mashantucket Pequot Tribal Nation (“MPTN”), which owns and operates Foxwoods Casino Resort in Ledyard, Connecticut. Under the strategic alliance:
•	We are consulting with MPTN in the development of a new $700 million casino resort currently under construction adjacent to the existing Foxwoods casino resort. The new resort will utilize the “MGM Grand” brand name and is scheduled to open in Spring 2008.

•	We have formed a jointly owned company with MPTN — Unity Gaming, LLC — to acquire or develop future gaming and non-gaming enterprises. We will provide a loan of up to $200 million to finance a portion of MPTN’s investment in joint projects.
  Mubadala Development Company
     We have signed a memorandum of understanding for a strategic relationship with Mubadala Development Company of Abu Dhabi, U.A.E., to pursue non-gaming luxury hotel development globally. The parties intend to create a joint venture to pursue the developments, originally targeting locations in Abu Dhabi, Las Vegas and the United Kingdom.
  China
     We have signed a memorandum of understanding with the Diaoyutai State Guesthouse in Beijing, People’s Republic of China, to form a joint venture to develop luxury non-gaming hotels and resorts globally, initially targeting locations in the People’s Republic of China. We are in advanced negotiations on the definite agreement.
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
     All of our casino resorts operate 24 hours a day, every day of the year, with the exception of Grand Victoria which operates 22 hours a day, every day of the year. At our wholly-owned resorts, our primary casino and hotel operations are owned and managed by us. Other resort amenities may be owned and operated by us, owned by us but managed by third parties for a fee, or leased to third parties. We generally have an operating philosophy that prefers ownership of amenities, since guests have direct contact with staff in these areas and we prefer to control all aspects of the guest experience. However, we do lease space to retail and food and beverage operators in certain situations, particularly for branding opportunities. We also operate many “managed” outlets, utilizing third party management for specific expertise in areas such as restaurants and nightclubs, as well as for branding opportunities. Since we believe that the number of walk-in customers also affects the success of our casino resorts, we design our facilities to maximize their attraction to guests of other hotels.

     We utilize technology to maximize revenue and efficiency in our operations. We are in the process of implementing our Players Club program to the major Mandalay resorts. When the process is complete, Players Club will link our major resorts, and consolidate all slots and table games activity for customers with a Players Club account. Under the combined program, customers will qualify for benefits across all of these resorts, regardless of where they play. We believe that our Players Club enables us to more effectively market to our customers. A significant portion of the slot machines at our resorts operate with International Game Technology’s EZ-Pay™ cashless gaming system, including the Mandalay resorts where we recently converted many of the slot machines to EZ-Pay™. We believe that this system enhances the customer experience and increases the revenue potential of our slot machines.
     Technology is a critical part of our strategy in non-gaming and administrative operations as well. Our hotel systems include yield management modules which allow us to maximize occupancy and room rates. Additionally, these systems capture charges made by our customers during their stay, including allowing customers of our resorts to charge meals and services at other MGM MIRAGE resorts to their hotel accounts. We are implementing a new hotel management system at most of our major resorts, started in 2006 and continuing in 2007 and 2008, which we expect will enhance our guest service and improve our yield management across our portfolio of resorts.
Marketing and Competition
  General
     Our casino resorts generally operate in highly competitive environments. We compete against other gaming companies as well as other hospitality and leisure and business travel companies. Our primary methods of competing successfully include:
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
  Customers and Competition
     Our Las Vegas casino resorts compete for customers with a large number of other hotel-casinos in the Las Vegas area, including major hotel-casinos on or near the Las Vegas Strip, major hotel-casinos in the downtown area, which is about five miles from the center of the Strip, and several major facilities elsewhere in the Las Vegas area. Our Las Vegas Strip resorts also compete, in part, with each other. According to the Las Vegas Convention and Visitors Authority, there were approximately 132,600 guestrooms in Las Vegas at December 31, 2006, down slightly from approximately 133,200 rooms at December 31, 2005. Las Vegas visitor volume was 38.9 million in 2006, up slightly from the 38.6 million reported for 2005.
     The principal segments of the Las Vegas gaming market are leisure travel; premium gaming customers; conventions, including small meetings and corporate incentive programs; and tour and travel. Our high-end properties, which include Bellagio, MGM Grand Las Vegas, Mandalay Bay, and The Mirage, appeal to the upper end of each market segment, balancing their business by using the convention and tour and travel segments to fill the mid-week and off-peak periods. Our marketing strategy for TI, New York-New York, Luxor and Monte Carlo is aimed at attracting middle- to upper-middle-income wagerers, largely from the leisure travel and, to a lesser extent, the tour and travel segments. Excalibur and Circus Circus Las Vegas generally cater to the value-oriented and middle-income leisure travel and tour and travel segments.

     Outside Las Vegas, our other wholly-owned Nevada operations compete with each other and with many other similar sized and larger operations. A significant portion of our customers at these resorts come from California. We believe the expansion of Native American gaming has had a negative impact on all of our Nevada resorts not located on the Las Vegas Strip, and additional expansion in California could have a further adverse effect on these resorts. Our Nevada resorts not located in Las Vegas appeal primarily to middle-income customers attracted by room, food and beverage and entertainment prices that are lower than those offered by major Las Vegas hotel-casinos. Our target customer for these resorts is the value-oriented leisure traveler and the value-oriented local customer.
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
     Our casino resorts also compete for customers with hotel-casino operations located in other areas of the United States and other parts of the world, and for leisure and business travelers with non-gaming tourist destinations such as Hawaii, Florida and cruise ships. Our gaming operations compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, and other forms of legalized gaming in the United States.
  Marketing
     We advertise on radio, television and billboards and in newspapers and magazines in selected cities throughout the United States and overseas, as well as on the Internet and by direct mail. We also advertise through our regional marketing offices located in major United States and foreign cities. A key element of marketing to premium gaming customers is personal contact by our marketing personnel. Direct marketing is also important in the convention segment. We maintain Internet websites which inform customers about our resorts and allow our customers to reserve hotel rooms, make restaurant reservations and purchase show tickets. We also operate call centers to allow customer contact by phone to make hotel and restaurant reservations and purchase show tickets.
     We utilize our world-class golf courses in marketing programs at our Las Vegas Strip and other Nevada resorts. Our major Las Vegas resorts offer luxury suite packages that include golf privileges at Shadow Creek. In connection with our marketing activities, we also invite our premium gaming customers to play Shadow Creek on a complimentary basis. We use Primm Valley Golf Club for marketing purposes at our Las Vegas and Primm resorts, including offering room and golf packages at special rates. Marketing efforts at Beau Rivage will benefit from the newly opened Fallen Oak golf course just 20 minutes north of Beau Rivage.
  Competitive Risks
     The principal negative factors relating to our competitive position are:
•	Our limited geographic diversification — our major resorts are concentrated on the Las Vegas Strip and some of our largest competitors operate in more gaming markets than we do — though we feel it is important to selectively operate in markets with stable regulatory environments;

•	There are a number of gaming facilities located closer to where our customers live than our resorts;

•	Our guestroom, dining and entertainment prices are often higher than those of most of our competitors in each market, although we believe that the quality of our facilities and services is also higher;

•	Our hotel-casinos compete to some extent with each other for customers. Bellagio, MGM Grand Las Vegas, Mandalay Bay and The Mirage, in particular, compete for some of the same premium gaming customers; and

•	Additional new hotel-casinos and expansion projects at existing Las Vegas hotel-casinos are under construction or have been proposed. We are unable to determine to what extent increased competition will affect our future operating results.

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
Employees and Labor Relations
     As of December 31, 2006, we had approximately 56,800 full-time and 13,200 part-time employees. At that date, we had collective bargaining contracts with unions covering approximately 30,000 of our employees. We consider our employee relations to be good. Our contract with the Culinary Union covering approximately 21,000 employees at most of our Las Vegas Strip properties expires in May 2007; the contract covering employees at MGM Grand does not expire in 2007. In addition, our contract with various unions covering approximately 1,700 employees at MGM Grand Detroit expires in October 2007.
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

Forward-Looking Statements
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)
     This Form 10-K and our 2006 Annual Report to Stockholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might,” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, new projects, future performance, the outcome of contingencies such as legal proceedings, and future financial results. From time to time, we also provide oral or written forward-looking statements in our Forms 10-Q and 8-K, as well as press releases and other materials we release to the public. Any or all of our forward-looking statements in this Form 10-K, in our 2006 Annual Report to Stockholders and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this Form 10-K — for example, government regulation and the competitive environment — will be important in determining our future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may differ materially.
     We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission (“SEC”). Also note that we provide the following discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.
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
•	We have significant indebtedness. At December 31, 2006, we had approximately $13 billion of indebtedness. The interest rate on a large portion of our long-term debt will be subject to fluctuation based on changes in short-term interest rates and the level of debt-to-EBITDA (as defined) under the provisions of our senior credit facility. Our current senior credit facility and the indentures governing our debt securities do not prohibit us from borrowing additional funds in the future. Our interest expense could increase as a result of these factors. Additionally, our indebtedness could increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for or reacting to changes in our business and industry, limit our ability to borrow additional funds, and place us at a competitive disadvantage compared to other less leveraged competitors. Our ability to reduce our outstanding debt will be subject to our future cash flows, other capital requirements and other factors, some of which are not within our control.
•	Our casinos in Las Vegas and elsewhere are destination resorts that compete with other destination travel locations throughout the United States and the world. We do not believe that our competition is limited to a particular geographic area, and gaming operations in other states or countries could attract our customers. To the extent that new casinos enter our markets or hotel room capacity is expanded by others in major destination locations, competition will increase. Major competitors, including new entrants, have either recently expanded their hotel room capacity or are currently expanding their capacity or constructing new resorts in Las Vegas. Also, the recent growth of gaming in areas outside Las Vegas, including California, has increased the competition faced by our operations in Las Vegas and elsewhere. In particular, as large scale gaming operations in Native American tribal lands increase, competition will increase.

•	The expansion of Native American gaming in California has already impacted our operations. According to the California Gambling Control Commission, more than 60 compacts with tribes had been approved by the federal government as of December 31, 2006, with more than 50 of the tribes legally operating casinos in California in accordance with these compacts. Additional expansion of gaming in California could have an adverse impact on our results of operations.
•	The ownership and operation of gaming facilities are subject to extensive federal, state and local laws, regulations and ordinances, which are administered by the relevant regulatory agencies in each jurisdiction. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators. In addition, unsuitable activity on our part or on the part of our domestic or foreign unconsolidated affiliates in any jurisdiction could have a negative impact on our ability to continue operating in other jurisdictions. For a summary of gaming regulations that affect our business, see “Regulation and Licensing.” The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to possible increase at any time. For instance, the gaming tax rate in Michigan was increased in 2004. Also, in 2006, Illinois passed legislation requiring a revenue-based payment to a trust established for the benefit of the horse-racing industry in Illinois.
•	Our business is affected by economic and market conditions in the markets in which we operate and in the locations our customers reside. Bellagio, MGM Grand Las Vegas, Mandalay Bay and The Mirage are particularly affected by economic conditions in the Far East, and all of our Nevada resorts are affected by economic conditions in the United States, and California in particular. A recession or economic slowdown could cause a reduction in visitation to our resorts, which would adversely affect our operating results.
•	Certain of our casino properties are located in areas that may be subject to extreme weather conditions, including, but not limited to, hurricanes. Such extreme weather conditions may interrupt our operations, damage our properties, and reduce the number of customers who visit our facilities in such areas. Although we maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions. Furthermore, such extreme weather conditions may interrupt or impede access to our affected properties and may cause visits to our affected properties to decrease for an indefinite period. For example, in August 2005, Hurricane Katrina caused significant damage to our Beau Rivage resort, which remained closed for a year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Statement Impact of Hurricane Katrina.”
•	We are a large consumer of electricity and other energy. Accordingly, increases in energy costs, such as those experienced recently may have a negative impact on our operating results. Additionally, higher energy and gasoline prices which affect our customers may result in reduced visitation to our resorts and a reduction in our revenues.
•	Many of our customers travel by air. As a result, the cost and availability of air service and the impact of any events which disrupt air travel, can affect our business. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of our customers reside. Capacity constraints of that highway or any other traffic disruptions may affect the number of customers who visit our facilities.
•	Leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks or acts of war or hostility, which can create economic and political uncertainties that could adversely impact our business levels. Furthermore, although we have been able to purchase some insurance coverage for certain types of terrorist acts, insurance coverage against loss or business interruption resulting from war and some forms of terrorism continues to be unavailable.

•	Our joint venture for the construction and operation of a hotel-casino in Macau S.A.R. involves significant risks. The facility, MGM Grand Macau, will be jointly owned and operated by the two shareholders. MGM Grand Macau’s operations will be subject to unique risks, including risks related to: (a) Macau’s regulatory framework; (b) our ability to adapt to the different regulatory and gaming environment in Macau while remaining in compliance with the requirements of the gaming regulatory authorities in the jurisdictions in which we currently operate, as well as other applicable federal, state, or local laws in the United States and Macau; (c) potential political or economic instability; and (d) the extreme weather conditions in the region.
Furthermore, any such operations in Macau or any future operations in which we may engage in any other foreign territories are subject to risk pertaining to international operations, including foreign currency risks, foreign government regulations that may make it difficult for us to operate in a profitable manner in such jurisdiction, inability to adequately enforce our rights in such jurisdiction, general geopolitical risks such as political and economic instability, hostilities with neighboring countries, and changes in diplomatic and trade relationships, and potentially adverse tax consequences.
•	Our plans for future construction can be affected by a number of factors, including time delays in obtaining necessary governmental permits and approvals and legal challenges. We may make changes in project scope, budgets and schedules for competitive, aesthetic or other reasons, and these changes may also result from circumstances beyond our control. These circumstances include weather interference, shortages of materials and labor, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems, and unanticipated cost increases. Any of these circumstances could give rise to delays or cost overruns. Major expansion projects at our existing resorts can also result in disruption of our business during the construction period.
•	Claims have been brought against us and our subsidiaries in various legal proceedings, and additional legal and tax claims arise from time to time. It is possible that our cash flows and results of operations could be affected by the resolution of these claims. We believe that the ultimate disposition of current matters will not have a material impact on our financial condition or results of operations. Please see the further discussion under “Legal Proceedings.”
•	Tracinda Corporation beneficially owned approximately 56% of our outstanding common stock as of December 31, 2006. As a result, Tracinda Corporation has the ability to elect our entire Board of Directors and determine the outcome of other matters submitted to our stockholders, such as the approval of significant transactions.

     Executive Officers of the Registrant
     The following table sets forth, as of February 16, 2007, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
J. Terrence Lanni	63	Chairman and Chief Executive Officer
James J. Murren	45	President, Chief Financial Officer, Treasurer and Director
John T. Redmond	48	President and Chief Executive Officer of MGM Grand Resorts, LLC and Director
Robert H. Baldwin	56	President and Chief Executive Officer of Mirage Resorts, Incorporated, President of CityCenter and Director
Gary N. Jacobs	61	Executive Vice President, General Counsel, Secretary and Director
Daniel J. D’Arrigo	38	Senior Vice President—Finance
Alan Feldman	48	Senior Vice President—Public Affairs
Bruce Gebhardt	58	Senior Vice President—Global Security
Phyllis A. James	54	Senior Vice President and Senior Counsel
Punam Mathur	46	Senior Vice President—Corporate Diversity and Community Affairs
Cynthia Kiser Murphey	49	Senior Vice President—Human Resources
Shawn T. Sani	41	Senior Vice President—Taxes
Robert C. Selwood	51	Senior Vice President—Accounting
Bryan L. Wright	43	Senior Vice President, Assistant General Counsel and Assistant Secretary
     Mr. Lanni has served as Chairman of the Company since July 1995. He served as Chief Executive Officer of the Company from June 1995 to December 1999, and since March 2001.
     Mr. Murren has served as President of the Company since December 1999, as Chief Financial Officer since January 1998 and as Treasurer since November 2001.
     Mr. Redmond has served as President and Chief Executive Officer of MGM Grand Resorts, LLC since March 2001. He served as Co-Chief Executive Officer of the Company from December 1999 to March 2001. He served as Chairman of MGM Grand Detroit, LLC since February 2000.
     Mr. Baldwin has served as President and Chief Executive Officer of Mirage Resorts since June 2000 and as President of CityCenter since March 2005. He was President and Chief Executive Officer of Bellagio, LLC from June 1996 to March 2005.
     Mr. Jacobs has served as Executive Vice President and General Counsel of the Company since June 2000 and as Secretary since January 2002. Prior thereto, he was a partner with the law firm of Christensen, Glaser, Fink, Jacobs, Weil & Shapiro, LLP, and is currently of counsel to that firm.
     Mr. D’Arrigo has served as Senior Vice President—Finance of the Company since February 2005. He served as Vice President—Finance of the Company from December 2000 to February 2005.
     Mr. Feldman has served as Senior Vice President—Public Affairs of the Company since September 2001. He served as Vice President — Public Affairs of the Company from June 2000 to September 2001.
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

     Ms. Mathur has served as Senior Vice President—Corporate Diversity and Community Affairs of the Company since May 2004. She served as Vice President—Corporate Diversity and Community Affairs of the Company from December 2001 to May 2004. She served as Vice President—Community Affairs of the Company from November 2000 to December 2001.
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
     Mr. Wright has served as Senior Vice President and Assistant General Counsel of the Company since March 2005. He served as Vice President and Assistant General Counsel of the Company from July 2001 to March 2005. He has served as Assistant Secretary of the Company since January 2002. Prior to joining the Company, Mr. Wright served as Vice President and Assistant General Counsel of Boyd Gaming Corporation and in other legal capacities for Boyd Gaming Corporation from September 1993 to July 2001.
Available Information
     We maintain a website, www.mgmmirage.com, which includes financial and other information for investors. We provide access to our SEC filings on our website, free of charge, through a link to the SEC’s EDGAR database. Through that link, our filings are available as soon as reasonably practicable after we file the documents.
     These filings are also available on the SEC’s website at www.sec.gov. In addition, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
     Our Corporate Governance Policies, the charter of our Audit Committee and our Code of Business Conduct and Ethics and Conflict of Interest Policy, along with any amendments or waivers to the Code, are available on our website under the “Investor Relations” link. We will provide a copy of these documents without charge to any stockholder upon receipt of a written request addressed to MGM MIRAGE, Attn: Corporate Secretary, 3600 Las Vegas Boulevard South, Las Vegas, Nevada 89109.
     Reference in this document to our website address does not constitute incorporation by reference of the information contained on the website.
ITEM 1A. RISK FACTORS
     We incorporate by reference the information appearing under “Factors that May Affect Our Future Results” in Item 1 of this Form 10-K.
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

	Approximate
Name and Location	Acres	Notes
Las Vegas, Nevada operations:
Bellagio	77	Two acres of the site are subject to two ground leases that expire (giving effect to our renewal options) in 2019 and 2073.
MGM Grand Las Vegas	104
Mandalay Bay	100
The Mirage	100	Site is shared with TI.
Luxor	60
TI	NA	See The Mirage.
New York-New York	20
Excalibur	52
Monte Carlo	25
Circus Circus Las Vegas	69	Includes Slots-a-Fun.
Shadow Creek Golf Course	240

Other Nevada operations:
Circus Circus Reno	10	A portion of the site is subject to two ground leases, which expire in 2032 and 2033, respectively.
Primm Valley Resorts	143	Substantially all of this site is leased under three ground leases that expire (giving effect to our renewal options) in 2068.
Primm Valley Golf Club	448	Located in California, 4 miles from the Primm Valley Resorts.
Laughlin properties	38	Colorado Belle occupies 22 acres; Edgewater occupies 16 acres.
Jean, Nevada properties	106	Gold Strike occupies 51 acres; Nevada Landing occupies 55 acres.
Railroad Pass, Henderson, Nevada	9

Other domestic operations:
MGM Grand Detroit	8
Beau Rivage, Biloxi, Mississippi	41	Includes 10 acres of tidelands leased from the State of Mississippi under a lease that expires (giving effect to our renewal options) in 2049.
Fallen Oak Golf Course, Saucier, Mississippi	508
Gold Strike, Tunica, Mississippi	24

Other land:
CityCenter — Operations	67	Future site of CityCenter.
CityCenter — Support	15	Includes approximately 10 acres behind New York-New York, being used for project administration offices; approximately 2 acres adjacent to New York-New York, being used for the residential sales pavilion; and approximately 3 acres behind Monte Carlo, being used for a concrete batch plant and other construction staging.
Las Vegas Strip — south	20	Located immediately south of Mandalay Bay.
	15	Located across the Las Vegas Strip from Luxor.
North Las Vegas, Nevada	66	Located adjacent to Shadow Creek.
Henderson, Nevada	47	Adjacent to Railroad Pass.
Primm, Nevada	16	Immediately north of Buffalo Bill’s; this land will be sold along with the Primm Valley Resorts.
Jean, Nevada	61	Located adjacent to Gold Strike.
Sloan, Nevada	89
Stateline, California at Primm	125	Adjacent to the Primm Valley Golf Club.
Detroit, Michigan	25	Future site of permanent MGM Grand Detroit casino.
Tunica, Mississippi	388	We own an undivided 50% interest in this site with another, unaffiliated, gaming company.
Atlantic City, New Jersey	153	Approximately 19 acres are leased to Borgata including nine acres under a short-term lease. Of the remaining land, approximately 78 acres are suitable for development.
     We contributed approximately seven acres of land adjacent to MGM Grand Las Vegas to the ventures that developed Towers 1 and 2, and are developing Tower 3, of The Signature at MGM Grand Las Vegas. The land for each tower was, and still is for Tower 3, collateralized for construction financing for the development. The financing for Tower 3 was for an amount up to $186 million; at December 31, 2006, the outstanding balance on the Tower 3 financing was $101 million.

     Silver Legacy occupies approximately five acres in Reno, Nevada, adjacent to Circus Circus Reno. The site is collateralized by a mortgage securing Silver Legacy’s senior credit facility and 10.125% mortgage notes. As of December 31, 2006, $160 million of principal of the 10.125% mortgage notes were outstanding.
     Borgata occupies approximately 46 acres at Renaissance Pointe, including 19 acres we lease to Borgata. Borgata owns approximately 27 acres which are collateralized by a mortgage securing bank credit facilities in the amount of up to $750 million. As of December 31, 2006, $555 million was outstanding under the bank credit facility.
     Other than as described above, none of our other assets serve as collateral.
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
ITEM 3. LEGAL PROCEEDINGS
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
     In March 2005, the District Court for Clark County, Nevada granted summary judgment in our favor. In May 2005 plaintiffs filed an appeal of the dismissal to the Nevada Supreme Court. At a mediation conference mandated by court rule, the parties reached a settlement agreement on terms favorable to us, which was subject to final approval by the Nevada Supreme Court. On April 11, 2006 the Nevada Supreme Court on its own motion entered an order dismissing the appeal and cross-appeals as abandoned, and remanded the case to the District Court to conduct any further proceedings necessary to effectuate the parties’ settlement agreement. On January 23, 2007, the Nevada District Court entered an order pursuant to stipulation of the parties that dismissed the case with prejudice.
Other
     We and our subsidiaries are also defendants in various other lawsuits, most of which relate to routine matters incidental to our business. We do not believe that the outcome of this other pending litigation, considered in the aggregate, will have a material adverse effect on the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Information
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

	2006		2005
	High	Low	High	Low
First quarter	$43.43	$35.26	$39.80	$34.50
Second quarter	46.15	38.13	42.98	32.58
Third quarter	41.28	34.20	46.75	39.30
Fourth quarter	59.52	39.28	44.75	35.30
     There were approximately 3,864 record holders of our common stock as of February 16, 2007.
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
Equity Compensation Plan Information
     The following table includes information about our stock option plans at December 31, 2006:

	Number of securities		Number of securities
	to be issued upon	Weighted average per	remaining available
	exercise of	share exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans
(in thousands, except per share data)
Equity compensation plans approved by security holders	30,532	$25.37	4,717
     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. There were no share repurchases during the period from October 1, 2006 through December 31, 2006, other than approximately 3,000 shares surrendered by certain recipients of restricted shares, who elected to use a portion of the shares on which restrictions lapsed in October 2006 to pay required withholding taxes. At December 31, 2006 there were 8 million shares available for purchase under the July 2004 repurchase program which allows for the repurchase of up to 20 million shares with no expiration.

ITEM 6. SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Net revenues	$7,175,956	$6,128,843	$4,001,804	$3,657,662	$3,552,404
Operating income	1,758,248	1,330,065	932,613	684,879	727,742
Income from continuing operations	635,996	435,366	345,209	226,719	283,484
Net income	648,264	443,256	412,332	243,697	292,435

Basic earnings per share
Income from continuing operations	$2.25	$1.53	$1.24	$0.76	$0.90
Net income per share	2.29	1.56	1.48	0.82	0.93

Weighted average number of shares	283,140	284,943	279,325	297,861	315,618

Diluted earnings per share
Income from continuing operations	$2.18	$1.47	$1.19	$0.75	$0.89
Net income per share	2.22	1.50	1.43	0.80	0.91

Weighted average number of shares	291,747	296,334	289,333	303,184	319,880

At year-end
Total assets	$22,146,238	$20,699,420	$11,115,029	$10,811,269	$10,568,698
Total debt, including capital leases	12,997,927	12,358,829	5,463,619	5,533,462	5,222,195
Stockholders’ equity	3,849,549	3,235,072	2,771,704	2,533,788	2,664,144
Stockholders’ equity per share	$13.56	$11.35	$9.87	$8.85	$8.62
Number of shares outstanding	283,909	285,070	280,740	286,192	309,148
The following events/transactions affect the year-to-year comparability of the selected financial data presented above:
Discontinued Operations
•	In June 2003, we ceased operations of PLAYMGMMIRAGE.com, our online gaming website (“Online”).
•	In January 2004, we sold the Golden Nugget Las Vegas and the Golden Nugget Laughlin including substantially all of the assets and liabilities of those resorts (the “Golden Nugget Subsidiaries”).
•	In July 2004, we sold the subsidiaries that owned and operated MGM Grand Australia.
•	In October 2006, we entered into agreements to sell the Primm Valley Resorts and the Colorado Belle and Edgewater resorts in Laughlin, Nevada (the “Laughlin Properties”).
     The results of the above operations are classified as discontinued operations for all periods presented.
Acquisitions
•	The Mandalay acquisition closed on April 25, 2005.
Other
•	Beau Rivage was closed from August 2005 to August 2006 due to Hurricane Katrina.
•	Beginning January 1, 2006, we began to recognize stock-based compensation in accordance with Statement of Financial Accounting Standards, No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). For the year ended December 31, 2006, incremental expense resulting from the adoption of SFAS 123(R) was $70 million (pre-tax).
•	During 2006, we began to recognize our share of profits from the sale of condominium units at The Signature at MGM Grand. For the year ended December 31, 2006, we recognized $117 million (pre-tax) of such income.
•	In the fourth quarter of 2006 we recognized $86 million (pre-tax) of income for insurance recoveries related to Hurricane Katrina.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
  Current Operations
     At December 31, 2006, our operations consisted of 23 wholly-owned casino resorts and 50% investments in three other casino resorts, including:

Las Vegas, Nevada:	Bellagio, MGM Grand Las Vegas, Mandalay Bay, The Mirage, Luxor, TI, New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas and Slots-A-Fun.

Other domestic:	The Primm Valley Resorts (Whiskey Pete’s, Buffalo Bill’s and Primm Valley Resort) in Primm, Nevada; Circus Circus Reno and Silver Legacy (50% owned) in Reno, Nevada; Colorado Belle and Edgewater in Laughlin, Nevada (the “Laughlin Properties”); Gold Strike and Nevada Landing in Jean, Nevada (the “Jean Properties”); Railroad Pass in Henderson, Nevada; MGM Grand Detroit; Beau Rivage in Biloxi, Mississippi and Gold Strike Tunica in Tunica, Mississippi; Borgata (50% owned) in Atlantic City, New Jersey; and Grand Victoria (50% owned) in Elgin, Illinois.
     Other operations include the Shadow Creek golf course in North Las Vegas; two golf courses at Primm Valley; Fallen Oak golf course in Saucier, Mississippi; a 50% investment in The Signature at MGM Grand, a condominium-hotel development adjacent to MGM Grand Las Vegas; and a 50% investment in MGM Grand Paradise Limited, which is constructing a casino resort in Macau.
     In October 2006, we agreed to sell the Primm Valley Resorts, not including the two golf courses, and the Laughlin Properties. In February 2007, we entered into an agreement to contribute the Jean Properties to a joint venture. See “Other Factors Affecting Liquidity.”
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
     As a resort-based company, our operating results are highly dependent on the volume of customers at our resorts, which in turn impacts the price we can charge for our hotel rooms and other amenities. We also generate a significant portion of our operating income from the high-end gaming customers, which can cause variability in our results. Key performance indicators related to revenue are:
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
     Our results of operations do not tend to be seasonal in nature, though a variety of factors may affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our high-end customers, and the level of play during major holidays, including New Year and Chinese New Year. We market to different customer segments to manage our hotel occupancy, such as targeting large conventions to ensure mid-week occupancy. Our results do not depend on key individual customers, though our success in marketing to customer groups, such as convention customers, or the financial health of customer segments, such as business travelers or high-end gaming customers from a particular country or region, can impact our results.
  Overall Outlook
     We believe we will continue to benefit in 2007 from the strategic capital investments we have made in our resorts over the past several years. Our Las Vegas Strip resorts require ongoing capital investment to maintain their competitive advantages. We believe these investments in additional non-gaming amenities have enhanced our ability to generate increased visitor volume and allow us to charge premium prices for our amenities. We expect to continue to re-invest in our core assets on a targeted basis in 2007.
     In 2006, we completed many capital improvements at a variety of resorts, including:
•	New restaurants such as Stripsteak at Mandalay Bay, Social House at TI and Japonais at The Mirage.

•	The Beatles-themed Cirque du Soleil show, Love, at The Mirage.

•	Various other amenities such as re-designed restaurants and lounges, new Starbucks outlets at several resorts, and slot machine upgrades at Mandalay resorts.
     In addition to entertainment offerings and several restaurants, we have invested heavily in our room product in the past few years. In 2007, we expect to complete a suite remodel at Bellagio, and standard room remodels at Mandalay Bay, MGM Grand Las Vegas and Excalibur. These improvements, along with other amenities and improvements projected to open in 2007, are expected to lead to continued increases in REVPAR and increased customer volumes in gaming areas, restaurants, shops, entertainment venues and our other resort amenities.
     We began recognizing our share of profits from condominium sales at The Signature at MGM Grand in 2006 and will continue to do so in 2007. Sales of all units in Tower 1 and 87% of units in Tower 2 were sold and closed by the end of 2006. In 2007, we expect to close on the remaining units in Tower 2 and most or all the Tower 3 units. In addition to the income we will recognize in 2007 related to Towers 2 and 3, we have begun to rent out units in Towers 1 and 2 for owners who have elected to participate in the rental program. Rental of these units will provide additional revenues and also provide additional customer volumes at MGM Grand Las Vegas.
     In addition to the activity at our Las Vegas Strip resorts, we expect the permanent MGM Grand Detroit casino resort to open in late 2007. The permanent facility will feature a significantly larger casino and a 400-room hotel, as well as additional restaurants and other amenities. Also, Beau Rivage re-opened in August 2006 and we believe its operations, as well as additional income from insurance recoveries, will benefit results in 2007. MGM Grand Macau is on target to open in the fourth quarter of 2007 and we are anticipating significant earnings from this venture once opened.
  Financial Statement Impact of Hurricane Katrina
     Beau Rivage closed in late August 2005 due to significant damage sustained as a result of Hurricane Katrina and re-opened in August 2006. The Company maintained insurance covering both property damage and business interruption as a result of the storm. The deductible under this coverage was approximately $15 million, based on the amount of damage incurred. Business interruption coverage covered lost profits and other costs incurred during the period of closure and up to six months following the reopening of the facility.

     As of December 31, 2006, we had received interim insurance recoveries in excess of the net book value of damaged assets and post-storm costs incurred. The costs incurred to date were less than the anticipated business interruption proceeds. Therefore, all post-storm costs and expected recoveries have been recorded net within “General and administrative” expenses in the accompanying consolidated statements of income, except for depreciation of non-damaged assets, which is classified as “Depreciation and amortization.” Insurance recoveries received in excess of the amount of damaged assets and post-storm costs incurred of $86 million have been recognized as income related to property damage and included in “Property transactions, net” within the accompanying consolidated statements of income.
     Cash received for insurance recoveries are treated in the statement of cash flows as cash flows from investing activities if the recoveries relate to property damage, and cash flows from operations if the recoveries relate to business interruption. During 2006, we received $309 million in insurance recoveries. We classified $200 million as investing cash flows related to property damage and $109 million as operating cash flows.
Results of Operations
  Summary Financial Results
     The following table summarizes our financial results:

	Year Ended December 31,
		Percentage		Percentage
	2006	Change	2005	Change	2004
		(In thousands, except per share data)
Net revenues	$7,175,956	17%	$6,128,843	53%	$4,001,804
Operating income	1,758,248	32%	1,330,065	43%	932,613
Income from continuing operations	635,996	46%	435,366	26%	345,209
Net income	648,264	46%	443,256	7%	412,332
Diluted income from continuing operations per share	$2.18	48%	$1.47	24%	$1.19
Diluted net income per share	2.22	48%	1.50	5%	1.43
     References to “same-store” throughout Management’s Discussion and Analysis exclude the Mandalay resorts, Monte Carlo and Beau Rivage, including income from insurance recoveries, for all periods. We owned 50% of Monte Carlo prior to the Mandalay acquisition and acquired the other 50% in the Mandalay acquisition.
     On a consolidated basis, the most important factors and trends contributing to our performance over the last three years have been:
•	The addition of Mandalay’s resorts on April 25, 2005. For the year ended December 31, 2006, net revenue for these operations was $2.7 billion and operating income was $657 million. For the eight months we owned the Mandalay resorts in 2005, net revenue for these operations was $1.8 billion and operating income was $426 million.

•	Our ongoing capital investments in our resorts, which we believe is allowing us to market more effectively to visitors, capture a greater share of our visitors’ increased travel budgets, and generate premium pricing for our resorts’ rooms and other amenities.

•	The overall positive economic environment in the United States since 2004, particularly in the leisure and business travel segments, resulting in increases in room pricing and increased visitation, particularly at our Las Vegas Strip resorts.

•	The labor contract covering employees at our Las Vegas Strip resorts since mid-2002, which provides for significant annual wage and benefits increases through mid-2007.

•	The adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). We recorded $70 million of additional stock compensation expense in 2006 as a result of adopting SFAS 123(R). Prior to January 1, 2006, we did not recognize expense for employee stock options.

•	The closure of Beau Rivage in August 2005 after Hurricane Katrina and subsequent reopening in August 2006. As a result, operating income at Beau Rivage was $104 million, $40 million, and $60 million in 2006, 2005 and 2004, respectively. 2006 operating income includes income from insurance recoveries of $86 million.

•	Recognition of our share of profits from the closings of condominium units of Tower 1 and Tower 2 of The Signature at MGM Grand. The venture records revenue and cost of sales as units close. Tower 1 was completed in May 2006 and 100% of unit sales had been recognized through December 31, 2006. Tower 2 was completed in November 2006 and 87% of the unit sales for Tower 2 had been recognized through December 31, 2006. For the year, we recognized income of approximately $102 million related to our share of the venture’s profits and $15 million of deferred profit on land contributed to the venture. These amounts are classified in “Income from unconsolidated affiliates” in the accompanying consolidated statements of income.

     As a result of the above factors, our net revenues increased 17% in 2006, and 53% in 2005. Operating margins were 25% in 2006 compared to 22% in 2005, and 23% in 2004. See further discussion of operating income and operating margins in “Operating Results” below. The increase in income from continuing operations generally resulted from the increased operating income, offset in part by increased interest expense, discussed below in “Non-operating Results.”
  Operating Results
     The following table includes key information about our operating results:

	Year Ended December 31,
		Percentage		Percentage
	2006	Change	2005	Change	2004
	(In thousands)
Net revenues	$7,175,956	17%	$6,128,843	53%	$4,001,804
Operating expenses:
Casino and hotel operations	3,813,386	15%	3,316,870	55%	2,138,644
General and administrative	1,070,942	20%	889,806	57%	565,387
Corporate expense	161,507	24%	130,633	68%	77,910
Preopening, restructuring and property transactions, net	(3,583)	(107)%	52,714	118%	24,135
Depreciation and amortization	629,627	12%	560,626	46%	382,773

	5,671,879	15%	4,950,649	55%	3,188,849

Income from unconsolidated affiliates	254,171	67%	151,871	27%	119,658

Operating income	$1,758,248	32%	$1,330,065	43%	$932,613

     The 2006 and 2005 increase in net revenues resulted primarily from the addition of Mandalay. Net revenues for 2006 includes a full year of operations for Mandalay resorts and 2005 includes approximately 8 months of operations for Mandalay resorts. On a same-store basis, net revenues increased 5% in 2006 on top of a 12% increase in 2005. Additionally, net revenues increased significantly at many of our resorts in both 2006 and 2005 as a result of stronger year-over-year room pricing and increased volumes in gaming and across all non-gaming areas. These trends were particularly prominent at Bellagio, The Mirage and MGM Grand Las Vegas as a result of new and expanded amenities at those resorts.
     Operating income for 2006 increased 32% over 2005; same store operating income increased 15%, partially due to the increases in revenues discussed above with continued strong operating margins. In addition, we recognized income of $102 million from our share of profits from The Signature at MGM Grand along with a $15 million gain on land contributed to the venture. Partially offsetting these items was the $70 million of incremental stock-based compensation expense. Excluding these items, same store operating income increased 10%, with an operating margin of 22% in 2006 compared to 21% in 2005.
     In 2005, operating income did not increase to the same extent as net revenues, largely due to already strong operating margins, a lower-than-normal bad debt provision in 2004, higher corporate expense and higher preopening, restructuring and property transactions, net. This resulted in an operating margin of 21% versus 24% in 2004. Corporate expense increased as a percentage of revenue due primarily to merger integration costs.
     Operating margins in 2007 will be positively impacted by additional profits on the sale of the remaining condominium units at The Signature at MGM Grand and any income recognized for additional insurance recoveries related to Hurricane Katrina. Excluding these items from both 2007 and 2006, we expect margins will remain relatively consistent between periods.
  Operating Results — Detailed Revenue Information
     The following table presents detail of our net revenues:

	Year Ended December 31,
		Percentage		Percentage
	2006	Change	2005	Change	2004
			(In thousands)
Casino revenue, net:
Table games	$1,251,304	13%	$1,107,337	18%	$938,281
Slots	1,770,176	13%	1,563,485	44%	1,083,979
Other	108,958	16%	93,724	60%	58,492

Casino revenue, net	3,130,438	13%	2,764,546	33%	2,080,752

Non-casino revenue:
Rooms	1,991,477	22%	1,634,588	84%	889,443
Food and beverage	1,483,914	17%	1,271,650	57%	807,535
Entertainment, retail and other	1,190,904	17%	1,018,813	61%	634,412

Non-casino revenue	4,666,295	19%	3,925,051	68%	2,331,390

	7,796,733	17%	6,689,597	52%	4,412,142
Less: Promotional allowances	(620,777)	11%	(560,754)	37%	(410,338)

	$7,175,956	17%	$6,128,843	53%	$4,001,804

     On a same-store basis, table games revenue, including baccarat, increased 7% over 2005 with strong baccarat volume — up 4% — and a somewhat higher hold percentage. In 2005, table games revenue, including baccarat, was flat on a same-store basis. A 4% increase in table games volume was offset by a slightly lower hold percentage. Hold percentages were within our normal range for all three years presented.
     On a same-store basis, slots revenue increased 3% in 2006 as a result of significant increases at MGM Grand Las Vegas and TI. In addition, Mandalay Bay, Luxor and Excalibur benefited from upgraded slot machines and the roll-out of our Players Club loyalty program. In 2005, slots revenue increased 11% on a same-store basis. Additional volume in 2005 was generated by the Spa Tower at Bellagio — Bellagio’s slots revenue increased over 30% — and the traffic generated by KÀ and other amenities at MGM Grand Las Vegas, where slots revenue increased almost 10%.
     Hotel revenue increased 22% in 2006 with a 3% increase in company-wide REVPAR. On a same-store basis, hotel revenue increased 4% in 2006 over 2005 due to strong room pricing. A 7% increase in same-store REVPAR was the result of ADR increasing from $164 in 2005 to $174 in 2006 and occupancy of 97% versus 96% in the prior year. In 2005, hotel revenue increased 20% on a same-store basis. We had more rooms available as a result of the Bellagio expansion and 2004 room remodel activity at MGM Grand Las Vegas, and our company-wide same-store REVPAR increased 12% to $157. The increase in REVPAR in 2005 was mainly rate-driven, as same-store occupancy was consistent at 96%.
     Other non-gaming revenue increased 17% over prior year. Same-store entertainment revenues increased 9% due to revenues generated from Love, the Beatles-themed Cirque du Soleil show at The Mirage. In 2005, other non-gaming revenue increased significantly, with KÀ leading to a 35% increase in same-store entertainment revenue and several new restaurants and bars at MGM Grand Las Vegas, Bellagio, TI and The Mirage leading to a 15% increase in same-store food and beverage revenue. We expect these increases to continue in 2007, as we continue to invest in new amenities at our resorts, particularly at Mandalay Bay, where among other new amenities we will complete a major pool area renovation in mid-2007.
  Operating Results — Details of Certain Charges
     Stock compensation expense is recorded within the department of the recipient of the stock compensation award. In periods prior to January 1, 2006, such expense consisted only of restricted stock amortization and expense associated with stock options granted to non-employees. Beginning January 1, 2006, stock compensation expense includes the cost of all stock-based awards to employees under SFAS 123(R).
     The following table shows the amount of incremental compensation related to employee stock-based awards included within each income statement expense caption:

Year ended December 31,
2006
(in thousands)
Casino	$13,659
Other operating departments	5,319
General and administrative	19,722
Corporate expense and other	30,421
Income from discontinued operations	1,267

$70,388

     Preopening and start-up expenses consisted of the following:

	Year Ended December 31,
	2006	2005	2004
		(In thousands)
CityCenter	$9,429	$5,173	$—
MGM Grand Macau	5,057	1,914	—
MGM Grand Detroit	3,313	503	—
The Signature at MGM Grand	8,379	1,437	668
Love at The Mirage	3,832	—	—
Jet nightclub at The Mirage	—	1,891	—
Bellagio expansion	—	665	3,805
KÀ	—	1,871	3,655
Other	6,352	2,298	2,148

	$36,362	$15,752	$10,276

     Preopening and start-up expenses for CityCenter will continue to increase each year as the project nears its expected completion in late 2009. MGM Grand Macau preopening and start-up expenses relate to our share of that venture’s preopening costs and will increase significantly in 2007 as the project is expected to open in late 2007. MGM Grand Detroit preopening and start-up expenses will also increase significantly in 2007 as the resort is expected to open in the fourth quarter of 2007. Preopening and start-up costs for The Signature at MGM Grand relate to our costs associated with preparing the towers for rental operations.
     Restructuring costs (credit) consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Contract termination costs	$—	$—	$3,693
Other	1,035	(59)	1,932

	$1,035	$(59)	$5,625

     There were no material restructuring activities in 2006 and 2005. At December 31, 2006, there were no material restructuring accruals — all material restructuring costs have been fully paid or otherwise resolved. In 2004, restructuring costs include $3 million for contract termination costs related to the Aqua restaurant at Bellagio and $2 million of workforce reduction costs at MGM Grand Detroit as a result of our efforts to minimize the impact of a gaming tax increase in Michigan.
     Property transactions, net consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Impairment of assets to be disposed of	$40,865	$22,651	$473
Write-off of abandoned capital projects	—	5,971	—
Demolition costs	348	5,362	7,057
Insurance recoveries	(86,016)	—	—
Other net losses on asset sales or disposals	3,823	3,037	704

	$(40,980)	$37,021	$8,234

     Impairments in 2006 included $22 million related to the write-off of the tram connecting Bellagio and Monte Carlo, including the stations at both resorts, in preparation for construction of CityCenter. Other impairments related to assets being replaced in connection with several smaller capital projects, primarily at MGM Grand Las Vegas, Mandalay Bay and The Mirage, as well as the $4 million write-off of Luxor’s investment in the Hairspray show. Insurance recoveries in 2006 relate to the interim insurance recoveries received related to property damage from Hurricane Katrina in excess of the book value of the damaged assets and post-storm costs incurred as of December 31, 2006 — see “Financial Statement Impact of Hurricane Katrina.”
     In 2005, impairments related primarily to assets removed from service in connection with capital projects at several resorts, including Bellagio, TI, The Mirage and Mandalay Bay. The amounts recorded were based on the net book value of the disposed assets. Demolition costs related primarily to room remodel activity at MGM Grand Las Vegas and the new showroom at The Mirage.
     Demolition costs in 2004 related primarily to preparation for the Bellagio standard room remodel, Bellagio expansion and KÀ theatre at MGM Grand Las Vegas.
  Non-operating Results
     The following table summarizes information related to interest on our long-term debt:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Interest cost	$882,501	$670,285	$390,588
Less: Capitalized interest	(122,140)	(29,527)	(23,005)

Interest expense, net	$760,361	$640,758	$367,583

Cash paid for interest, net of amounts capitalized	$778,590	$588,587	$321,008
Weighted average total debt balance	$12.7 billion	$10.1 billion	$5.5 billion
End-of-year ratio of fixed-to-floating debt	66/34	61/39	99/1
Weighted average interest rate	7.1%	6.8%	7.3%

     Interest costs increased in 2006 over 2005 due to higher average outstanding debt due to a full year of debt outstanding related to the Mandalay acquisition, incremental borrowings in 2006 to fund capital investments, and a slightly higher average interest rate. Capitalized interest increased in 2006 as we continued to capitalize interest on the CityCenter construction and our investment in MGM Grand Macau. The increase in our weighted average interest rate was due to slightly higher market rates, which affects our variable rate debt.
     Interest cost was higher in 2005 due to the funding of the cash consideration in the Mandalay acquisition through senior credit facility borrowings, and the assumption of debt in the Mandalay acquisition. While variable market interest rates continued to increase in 2005, our effective interest rate decreased due to a more normalized ratio of variable rate debt in 2005; our variable interest rate under our senior credit facility has been lower than the interest rates on our fixed-rate borrowings. Capitalized interest increased in 2005 as we began capitalizing interest on CityCenter and our investment in MGM Grand Macau.
     The following table summarizes information related to our income taxes:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Income from continuing operations before income tax	$977,926	$667,085	$548,810
Income tax provision	341,930	231,719	203,601
Effective income tax rate	35.0%	34.7%	37.1%
Cash paid for income taxes	$369,450	$75,776	$128,393
     The effective income tax rate in 2006 was slightly higher than 2005. Tax reserves that were no longer required, primarily due to guidance issued by the Internal Revenue Service related to the deductibility of certain complimentaries, were reversed during 2006, but such reversal was less than the one-time tax benefit recognized in 2005 due to the repatriation of foreign earnings from Australia — see below.
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
     Cash paid for income taxes increased significantly in 2006 due primarily to the payment of taxes on the gain on Mandalay’s sale of MotorCity Casino, taxable income associated with the sales of units at the Signature at MGM Grand, and an increase in pre-tax income resulting from the Mandalay merger and continued improvements in operating results.
     In 2005, taxes paid were lower than 2004 in part due to increased tax benefits from stock option exercises and one-time benefit plan deductions, partially offset by decreased accelerated tax depreciation deductions and increased pre-tax income. In addition, a federal tax overpayment from 2004 was applied to 2005, reducing the 2005 tax payments.

Liquidity and Capital Resources
  Cash Flows — Summary
     Our cash flows consisted of the following:

	Year Ended December 31,
	2006	2005	2004
		(In thousands)
Net cash provided by operations	$1,241,952	$1,182,796	$829,247

Investing cash flows:
Capital expenditures	(1,884,053)	(759,949)	(702,862)
Acquisition of Mandalay Resort Group, net	—	(4,420,990)	—
Proceeds from the sale of subsidiaries, net	—	—	345,730
Hurricane Katrina insurance proceeds	199,963	46,250	—
Investments in unconsolidated affiliates	(86,000)	(183,000)	(11,602)
Other	117,663	14,872	20,981

Net cash used in investing activities	(1,652,427)	(5,302,817)	(347,753)

Financing cash flows:
Net borrowing (repayment) under bank credit facilities	(393,150)	4,725,000	(1,574,489)
Issuance of long-term debt	1,500,000	880,156	1,528,957
Repayment of long-term debt	(444,500)	(1,408,992)	(52,149)
Issuance of common stock	89,113	145,761	135,910
Purchase of treasury stock	(246,892)	(217,316)	(348,895)
Other	5,453	(61,783)	(15,306)

Net cash provided by (used in) financing activities	510,024	4,062,826	(325,972)

Net increase (decrease) in cash and cash equivalents	$99,549	$(57,195)	$155,522

  Cash Flows — Operating Activities
     Trends in our operating cash flows tend to follow trends in our operating income, excluding non-cash charges, since our business is primarily cash-based. Cash flow from operations has increased in each of the last two years as a result of higher operating income offset by higher interest and tax payments — tax payments in particular increased to $369 million in 2006 versus $76 million in 2005. In addition, $109 million of insurance recoveries has been reflected as operating cash inflows in 2006 and $90 million of spending on CityCenter residential projects has been reflected as operating cash outflows in 2006. In 2006, the $48 million excess tax benefit from stock-based compensation is included as cash flows from financing activities; in prior years, this amount was included in operating cash flows.
     At December 31, 2006 and 2005, we held cash and cash equivalents of $453 million and $378 million, respectively. We require a certain amount of cash on hand to operate our resorts. The amount required on hand increased in 2006 due to the reopening of Beau Rivage and the implementation of ticket and ATM kiosks on our gaming floors, which increase efficiency for customer transactions but require more cash on hand. Beyond our cash on hand, we utilize a company-wide cash management system to minimize the amount of cash held in banks. Funds are swept from accounts at our resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay borrowings under our bank credit facilities.
  Cash Flows — Investing Activities
     In 2006, we spent $1.4 billion, excluding capitalized interest on development projects, including the non-residential components of CityCenter, the permanent MGM Grand Detroit resort and the rebuilding of Beau Rivage. Remaining capital expenditures of $500 million consisted of capital expenditures at existing resorts, including spending on the new theatre and new restaurants at The Mirage, and capitalized interest. Investments in unconsolidated affiliates of $86 million in the 2006 period represent partial funding of a required loan, in an amount up to $100 million (including accrued interest), to MGM Grand Macau. We are accounting for the loan as additional capital investment due to the subordinated nature of our repayment rights under the loan. Also, construction payables increased due to an increase in construction activity at CityCenter, which is included in “Other” in the above table. Offsetting these expenditures was $200 million in insurance proceeds related to Hurricane Katrina.
     In 2005, capital expenditures were $760 million, and included room enhancements and other projects at MGM Grand Las Vegas, expenditures for The Mirage theatre, and preliminary expenditures for CityCenter and the permanent casino in Detroit. Also in the 2005 period, we completed the acquisition of Mandalay, with net cash paid of $4.4 billion, and invested $183 million in MGM Grand Macau.

     Capital expenditures in 2004 consisted of capital projects, such as the Bellagio expansion and the KÀ theatre at MGM Grand Las Vegas, and maintenance capital activities, such as room remodel projects at New York — New York and MGM Grand Las Vegas and new restaurant and entertainment amenities at several resorts. The sale of the Golden Nugget Subsidiaries closed in January 2004 with net proceeds to the Company of $210 million. The sale of MGM Grand Australia closed in July 2004 with net proceeds to the Company of $136 million.
  Cash Flows — Financing Activities
     We borrowed net debt of $662 million in 2006. The increase in net debt was due primarily to the level of capital expenditures, investments in unconsolidated affiliates and share repurchases. At December 31, 2006 our senior credit facility had a balance of $4.4 billion, with available liquidity of $2.6 billion. We had the following issuances of senior notes in 2006:
•	In April 2006, we issued $500 million of 6.75% senior notes due 2013 and $250 million of 6.875% senior notes due 2016.
•	In December 2006, we issued $750 million of 7.625% senior notes due 2017.
     In 2006, we repaid at their scheduled maturity our $200 million 6.45% senior notes and our $245 million 7.25% senior notes.
     Our primary financing activities in 2005 related to the Mandalay acquisition. The cash purchase price of Mandalay was funded from borrowings under our senior credit facility. We also issued $875 million of fixed rate debt in various issuances:
•	In June 2005, we issued $500 million of 6.625% senior notes due 2015;
•	In September 2005, we issued $375 million of 6.625% senior notes due 2015.
     In the first quarter of 2005, we repaid at their scheduled maturity two issues of senior notes at their maturity — $176.4 million of 6.625% senior notes and $300 million of 6.95% senior notes — and redeemed one issue of senior notes due in 2008 — $200 million of 6.875% senior notes. The redemption of the 2008 senior notes resulted in a loss on early retirement of debt of $20 million, which is classified as “Other, net” in the accompanying consolidated statements of income. In addition, in the second quarter of 2005 we initiated a tender offer for several issuances of Mandalay’s senior notes and senior subordinated notes totaling $1.5 billion. Holders of $155 million of Mandalay’s senior notes and senior subordinated notes redeemed their holdings. Holders of Mandalay’s floating rate convertible senior debentures with a principal amount of $394 million had the right to redeem the debentures for $566 million through June 30, 2005. $388 million of principal of the convertible debentures were tendered for redemption and redeemed for $558 million.
     In 2004, we issued $1.5 billion of fixed rate debt in various issuances:
•	In February and March 2004, we issued $525 million of 5.875% senior notes due 2014;
•	In August 2004, we issued $550 million of 6.75% senior notes due 2012;
•	In September 2004, we issued $450 million of 6% senior notes due 2009 at a premium to yield 5.65%.
     In 2004, we repaid a net $1.6 billion on our bank credit facilities with the proceeds from the above offerings.
     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. At December 31, 2006, we had 8 million shares available for repurchase under the July 2004 authorization. Our share repurchase activity was as follows:

	Year Ended December 31,
	2006	2005	2004
		(In thousands)
November 2003 authorization (16 million shares purchased)	$—	$—	$348,895
July 2004 authorization (6.5 million and 5.5 million shares purchased)	246,892	217,316	—

	$246,892	$217,316	$348,895

Average price of shares repurchased	$37.98	$39.51	$21.80
     We received $89 million, $146 million and $136 million in proceeds from the exercise of employee stock options in the years ended December 31, 2006, 2005 and 2004, respectively.

  Principal Debt Arrangements
     Our long-term debt consists of publicly held senior and subordinated notes and our senior credit facility. We pay fixed rates of interest ranging from 5.875% to 10.25% on the senior and subordinated notes. We pay variable interest based on LIBOR on our senior credit facility. Our current senior credit facility is a $7.0 billion, five-year credit facility with a syndicate of banks led by Bank of America, N.A., and consists of a $4.5 billion revolving credit facility and a $2.5 billion term loan facility. As of December 31, 2006, we had approximately $2.6 billion of available liquidity under our senior credit facility.
     All of our principal debt arrangements are guaranteed by each of our material subsidiaries, excluding MGM Grand Detroit, LLC and our foreign subsidiaries. MGM Grand Detroit is a guarantor under the senior credit facility, but only to the extent that MGM Grand Detroit, LLC borrows under such facilities. None of our assets serve as collateral for our principal debt arrangements.
  Other Factors Affecting Liquidity
     Long-term Debt Payable in 2007. We have a total of $1.4 billion in senior notes and senior subordinated notes that we expect to repay at maturity in the second and third quarters of 2007.
     Distributions from The Signature at MGM Grand. Tower 1 of The Signature at MGM Grand was completed in the second quarter of 2006. We received distributions totaling $51 million related to Tower 1. Distributions for Tower 2 began in 2006 and as of December 31, 2006, we had received $43 million of such distributions. We expect to receive additional distributions on Tower 2, as well as Tower 3, in 2007. Tower 3 is expected to be completed in April 2007 and closings will begin shortly thereafter.
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
     We believe CityCenter will cost approximately $7 billion, excluding land costs. After estimated proceeds of $2.5 billion from the sale of residential units, we believe the net project cost will be approximately $4.5 billion. CityCenter is located on a 67-acre site with a carrying value of approximately $1 billion. We expect the project to open in late 2009.
     Detroit Permanent Casino. The permanent casino at MGM Grand Detroit is expected to open in late 2007 at a cost of approximately $750 million, excluding license and land costs, and will feature a 400-room hotel, 100,000-square foot casino, numerous restaurant and entertainment amenities, and spa and convention facilities. The permanent casino is located on a 25-acre site with a carrying value of approximately $50 million. In addition, we recorded license rights with a carrying value of $100 million as a result of MGM Grand Detroit’s obligations to the City of Detroit in connection with the permanent casino development agreement.
     Macau. We own 50% of MGM Grand Paradise Limited, an entity which is developing, and will operate, MGM Grand Macau, a hotel-casino resort in Macau S.A.R. Pansy Ho Chiu-king owns the other 50% of MGM Grand Paradise Limited. MGM Grand Macau will be located on a prime site and will feature at least 345 table games and 1,035 slots with room for significant expansion. Other features will include approximately 600 rooms, suites and villas, a luxurious spa, convention space, a variety of dining destinations, and other attractions. MGM Grand Macau is estimated to cost approximately $850 million, excluding license and land rights costs. The subconcession agreement, which allows MGM Grand Paradise Limited to operate a casino in Macau, cost $200 million and the land rights agreement with the government of Macau is estimated to cost $60 million. Construction of MGM Grand Macau began in the second quarter of 2005 and the resort is anticipated to open in late 2007. We have invested $266 million in the venture and are committed to loaning the venture up to an additional $9 million. The venture has obtained a $700 million bank credit facility which, along with equity contributions and shareholder loans, is expected to be sufficient to fund the construction of MGM Grand Macau.

     MGM Grand Paradise Limited recently announced that it has been engaged in discussions with the Government of Macau S.A.R concerning the development of its second major resort project in Macau to be located in Cotai. The site, scope and financing related to this project are still being evaluated.
     Beau Rivage Rebuilding. Beau Rivage reopened in August 2006. The resort’s guest rooms, casino floor and most public areas opened in August, and three restaurants and the showroom opened in December. In addition, Fallen Oak, a Tom Fazio-designed golf course, opened in November 2006.
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
     New York Racing Association. We have entered into a definitive agreement with the New York Racing Association (“NYRA”) to manage video lottery terminals (“VLTs”) at NYRA’s Aqueduct horseracing facility in metropolitan New York. Subject to receipt of requisite New York State approvals, we will assist in the development of the facility, including providing project financing up to $190 million, and will manage the facility for a term of five years (extended automatically if the financing provided by us is not fully repaid) for a fee. We believe, based on recent legislative changes, that our agreement with respect to installation of VLTs at Aqueduct would extend past the expiration of NYRA’s current racing franchise and would be binding on any successor to NYRA in the event NYRA is not granted a new racing franchise. NYRA’s recent filing for reorganization under Chapter 11 has introduced additional uncertainties, but we remain committed to the development once these uncertainties are resolved.
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
     Jean Properties. We have entered into an operating agreement to form a 50/50 joint venture with Jeanco Realty Development, LLC. The venture will master plan and develop a mixed-use community in Jean, Nevada. We will donate the Jean Properties and surrounding land to the joint venture. The value of this contribution per the operating agreement will be $150 million. We expect to receive a distribution of $55 million upon transfer of the Jean Properties and surrounding land to the venture, which is subject to the venture obtaining necessary regulatory and other approvals, and $20 million no later than August 2008. Nevada Landing is expected to close in April 2007.
  Off Balance Sheet Arrangements
     Our off balance sheet arrangements consist primarily of investments in unconsolidated affiliates, which currently consist primarily of our investments in Borgata, Grand Victoria, Silver Legacy, MGM Grand Macau and The Signature at MGM Grand. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions other than straightforward interest rate swaps. Our joint venture and unconsolidated affiliate investments allow us to realize the benefits of owning a full-scale resort in a manner that minimizes our initial investment. We provided a guaranty for up to 50% of the interest and principal payment obligations on the construction financing for The Signature at MGM Grand. Otherwise, we have not guaranteed financing obtained by our investees, nor are there any other provisions of the venture agreements which are unusual or subject us to risks to which we would not be subjected if we had full ownership of the resort.
     At December 31, 2006, we had outstanding letters of credit totaling $59 million, of which $50 million support bonds issued by the Economic Development Corporation of the City of Detroit. These bonds are recorded as a liability in our consolidated balance sheets. This obligation was undertaken to secure our right to develop a permanent casino in Detroit.

  Commitments and Contractual Obligations
     The following table summarizes our scheduled contractual commitments as of December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter
	(In millions)
Long-term debt	$1,402	$377	$1,276	$1,123	$4,914	$3,860
Estimated interest payments on long-term debt (1)	865	772	733	630	548	1,013
Capital leases	2	1	—	—	—	—
Operating leases (2)	16	14	12	11	11	355
Long-term liabilities (3)	116	5	54	5	2	17
Other purchase obligations:
Construction commitments (4)	1,012	249	30	3	—	100
Employment agreements	134	74	40	4	—	—
Entertainment agreements (5)	128	30	15	—	—	—
Other (6)	190	49	3	1	—	4

	$3,865	$1,571	$2,163	$1,777	$5,475	$5,349

(1)	Estimated interest payments on long-term debt are based on principal amounts outstanding at December 31, 2006 and forecasted LIBOR rates for our bank credit facility.

(2)	The majority of these amounts relate to ground leases for land in Primm, Nevada. These lease obligations are included in the pending sale of the Primm Valley Resorts.

(3)	Includes our obligation to support $50 million of bonds issued by the Economic Development Corporation of the City of Detroit as part of our development agreement with the City. The bonds mature in 2009. Also includes the estimated payments of obligations under our deferred compensation and supplemental executive retirement plans, based on balances as of December 31, 2006 and assumptions of retirement based on plan provisions.

(4)	Included in construction commitments is $1 billion related to CityCenter. While we have entered into a contract with a general contractor for the construction of most of CityCenter, we are not committed to any component of the project until we request and approve a guaranteed maximum price (“GMP”) for the component with the general contractor. We expect to approve GMPs for most or all of the components of CityCenter in 2007.

(5)	Our largest entertainment commitments consist of minimum contractual payments to Cirque du Soleil, which performs shows at several of our resorts. We are generally contractually committed for a period of 12 months based on our ability to exercise certain termination rights; however, we expect these shows to continue for longer periods.

(6)	The amount for 2007 includes approximately $88 million of open purchase orders. Other commitments are for various contracts, including corporate aircraft purchases, maintenance and other service agreements and advertising commitments.
  Summary of Expected Sources and Uses of Funds
     In addition to the contractual obligations disclosed above, other significant operating uses of cash in 2007 include tax payments and uncommitted capital spending on CityCenter residential projects. Other significant investing uses of cash flow in 2007 include uncommitted capital expenditures, expected to be approximately $1.5 billion, excluding capitalized interest and the residential components of CityCenter.
     We plan to fund our contractual obligations and other estimated spending through a combination of operating cash flow, available borrowings under our senior credit facility and potential issuances of fixed rate long-term debt. We generated almost $1.2 billion in operating cash flow in 2006, which included deductions for interest payments, tax payments and certain contractually committed payments reflected in the above table, including operating leases, employment agreements and entertainment agreements.
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
     We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. At December 31, 2006 and 2005, approximately 48% and 44%, respectively, of our casino accounts receivable was owed by customers from the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. At December 31, 2006 and 2005, approximately 37% and 42%, respectively, of our casino accounts receivable was owed by customers from the Far East.
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
     The following table shows key statistics related to our casino receivables:

	At December 31,
	2006	2005	2004
	(In thousands)
Casino accounts receivable	$248,044	$221,873	$174,713
Allowance for doubtful casino accounts receivable	83,327	68,768	57,111
Allowance as a percentage of casino accounts receivable	34%	31%	33%
Median age of casino accounts receivable	46 days	39 days	33 days
Percentage of casino accounts outstanding over 180 days	21%	19%	15%
     The allowance for doubtful accounts as a percentage of casino accounts receivable has increased slightly in the current year due to aging of accounts. At December 31, 2006, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change net income by $1.6 million, or less than $0.01 per share.
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
     See “Results of Operations” for discussion of write-downs and impairments recorded in 2006, 2005 and 2004. In October 2006, we entered into agreements to sell Primm Valley Resorts and Laughlin Properties. The fair value less costs to sell exceeds the carrying value, therefore no impairment was indicated. In February 2004, we entered into an agreement to sell MGM Grand Australia. The fair value less costs to sell exceeded the carrying value, therefore no impairment was indicated. Other than the above items, we are not aware of events or circumstances through December 31, 2006 that would cause us to review any material long-lived assets for impairment.
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
     At December 31, 2006, we had $144 million of deferred tax assets and $3.5 billion of deferred tax liabilities. Except for certain New Jersey state net operating losses, certain other New Jersey state deferred tax assets, a foreign tax credit carryforward and certain foreign deferred tax assets, we believe that it is more likely than not that our deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income. The valuation allowance at December 31, 2006 related to the New Jersey deferred tax assets, the foreign tax credit carryforward and foreign deferred tax assets were $6 million, $2 million and $2 million, respectively.

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
     We maintain required tax reserves until such time as the underlying issue is resolved. When actual results differ from reserve estimates, we adjust the income tax provision and our tax reserves in the period resolved. For tax years that are examined by taxing authorities, we adjust tax reserves in the year the tax examinations are settled. For tax years that are not examined by taxing authorities, we adjust tax reserves in the year that the statute of limitations expires. In addition, resolution of uncertainties may occur upon the issuance of specific IRS guidance on the issue. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental, and we believe we have adequately provided for any reasonable and foreseeable outcomes related to uncertain tax matters. See also “Recently Issued Accounting Standards — Uncertain Tax Positions.”
     In the third quarter of 2006, we reversed tax reserves of $6 million that were no longer required based upon guidance issued by the IRS during the quarter related to the deductibility of certain complimentaries, resulting in a reduction in our provision for income taxes. In the third quarter of 2004, the statute of limitations expired for our 2000 tax return, resulting in a reduction of our tax reserves of $6 million and a corresponding reduction in our provision for income taxes.
     The IRS is in the final stages of auditing our 2001 and 2002 tax returns and has initiated an audit of the 2003 and 2004 tax returns. The tax returns for subsequent years are also subject to possible future examination. The statutes of limitation for assessing tax have expired on all years prior to 2001.
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
  Stock-based Compensation
     We account for stock-based compensation in accordance with SFAS 123(R). We measure fair value of share-based awards using the Black-Scholes model. There are several management assumptions required to determine the inputs into the Black-Scholes model. We have determined that our volatility and expected term assumptions can significantly impact the fair value of stock-based awards. The extent of the impact will depend, in part, on the extent of stock-based awards in any given year. In 2006, we granted 1.9 million stock appreciation rights with a total fair value of $28 million. In 2005, we granted 14.6 million stock options and stock appreciation rights with a total fair value of $186 million.
     For 2006 awards, a 10% change in the volatility assumption (33% for 2006; for sensitivity analysis, volatility was assumed to be 30% and 36%) would have resulted in a $1.8 million, or 6%, change in fair value. A 10% change in the expected term assumption (4.1 years for 2006; for sensitivity analysis, expected term was assumed to be 3.7 years and 4.5 years) would have resulted in a $1.5 million, or 5%, change in fair value. These changes in fair value would have been recognized over the five-year vesting period of such awards. It should be noted change that a change in the expected term would cause other changes, since the risk-free rate and volatility assumptions are specific to the term; we did not attempt to adjust those assumptions in performing the sensitivity analysis above.
  Business Combinations
     We account for business combinations in accordance with Statement of Financial Accounting Standards No. 141, “Accounting for Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS 142”), and related interpretations. SFAS 141 requires that we record the net assets of acquired businesses at fair value, and we must make estimates and assumptions to determine the fair value of these acquired assets and assumed liabilities.

     The determination of the fair value of acquired assets and assumed liabilities in the Mandalay acquisition required us to make certain fair value estimates, primarily related to land, property and equipment and intangible assets. These estimates require significant judgment and include a variety of assumptions in determining the fair value of acquired assets and assumed liabilities, including market data, estimated future cash flows, growth rates, current replacement cost for similar capacity for certain fixed assets, market rate assumptions for contractual obligations and settlement plans for contingencies and liabilities.
Recently Issued Accounting Standards
  Uncertain Tax Positions
     In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 requires that tax positions be assessed using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts, and are classified based on the time until expected payment.
     FIN 48 also requires additional disclosures related to uncertain tax positions, including a reconciliation of changes in the beginning and ending aggregate amounts of liability recorded for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.
     Upon adoption of FIN 48 in the first quarter of 2007, we expect to record an adjustment to stockholders’ equity as a cumulative effect of change in accounting principle and a reclassification between deferred income taxes and other accrued liabilities. We have completed an initial evaluation of the impact of the adoption of FIN 48 and determined that adoption will not have a material impact on our financial position or results of operations.
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
     SAB 108 is effective for fiscal years ending after November 15, 2006. Any past adjustments required to be recorded as a result of adopting SAB 108 are recorded as a cumulative effect adjustment to the opening balance of retained earnings. The adoption of SAB 108 had no impact on our financial position or results of operations.
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
     As of December 31, 2006, long-term fixed rate borrowings represented approximately 66% of our total borrowings. Based on December 31, 2006 debt levels, an assumed 100 basis-point change in LIBOR would cause our annual interest cost to change by approximately $44 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We incorporate by reference the information appearing under “Market Risk” in Item 7 of this Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our Consolidated Financial Statements and Notes to Consolidated Financial Statements, including the Independent Registered Public Accounting Firm’s Report thereon, referred to in Item 15(a)(1) of this Form 10-K, are included at pages 50 to 78 of this Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2006. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.
Management’s Annual Report on Internal Control Over Financial Reporting
     Management’s Annual Report on Internal Control Over Financial Reporting, referred to in Item 15(a)(1) of this Form 10-K, is included at page 48 of this Form 10-K.
Attestation Report of the Independent Registered Public Accounting Firm
     The Independent Registered Public Accounting Firm’s Attestation Report on management’s assessment of our internal control over financial reporting referred to in Item 15(a)(1) of this Form 10-K, is included at page 49 of this Form 10-K.
Changes in Internal Control over Financial Reporting
     During the quarter ended December 31, 2006, we had the following changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting, all of which relate to changes made at Mandalay resorts since our acquisition of Mandalay in April 2005:
•	We implemented a new slot accounting system and the Players Club point-loyalty program at the major Mandalay resorts;

•	We consolidated the accounts payable processing functions at most Mandalay resorts into our existing shared services function;

•	We added accounting and finance staff to many of the Mandalay resorts, adopting our legacy practices of having 1) a chief financial officer at each resort, 2) functional controllers over the different revenue areas at each resort, and 3) financial analysis staff at each resort.
     In addition to the above significant changes, we made other changes to systems, policies and processes that were not considered significant. For instance, Mandalay historically used the same general ledger accounting system as we did, but we modified the Mandalay chart of accounts to make it consistent with ours. We also changed Mandalay’s banking structure to fit with our legacy structure, including moving bank accounts to a consolidated vendor. We did not consider these changes, or changes of a similar nature, to be significant since they are relatively routine when integrating a significant acquisition such as Mandalay.
     There were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     We incorporate by reference the information appearing under “Executive Officers of the Registrant” in Item 1 of this Form 10-K and under “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 9, 2007 (the “Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION
     We incorporate by reference the information appearing under “Executive and Director Compensation and Other Information” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     We incorporate by reference the information appearing under “Equity Compensation Plan Information” in Item 5 of this Form 10-K, and under “Principal Stockholders” and “Election of Directors” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     We incorporate by reference the information appearing under “Transactions with Related Persons” and “Corporate Governance” in the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     We incorporate by reference the information appearing under “Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1). Financial Statements.

Included in Part II of this Report:
Management’s Annual Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Balance Sheets — December 31, 2006 and 2005
Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

(a)(2). Financial Statement Schedule.

Years Ended December 31, 2006, 2005 and 2004
Schedule II — Valuation and Qualifying Accounts
     We have omitted schedules other than the one listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

     (a)(3). Exhibits.

Exhibit
Number	Description
3(1)	Certificate of Incorporation of the Company, as amended through 1997 (incorporated by reference to Exhibit 3(1) to Registration Statement No. 33-3305 and to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3(2)	Certificate of Amendment to Certificate of Incorporation of the Company, dated January 7, 2000, relating to an increase in the authorized shares of common stock (incorporated by reference to Exhibit 3(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the “1999 10-K”)).

3(3)	Certificate of Amendment to Certificate of Incorporation of the Company, dated January 7, 2000, relating to a 2-for-1 stock split (incorporated by reference to Exhibit 3(3) to the 1999 10-K).

3(4)	Certificate of Amendment to Certificate of Incorporation of the Company, dated August 1, 2000, relating to a change in name of the Company (incorporated by reference to Exhibit 3(i).4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 (the “September 2000 10-Q”)).

3(5)	Certificate of Amendment to Certificate of Incorporation of the Company, dated June 3, 2003, relating to compliance with provisions of the New Jersey Casino Control Act relating to holders of Company securities (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (the “June 2003 10-Q”)).

3(6)	Certificate of Amendment to Certificate of Incorporation of the Company, dated May 3, 2005, relating to an increase in the authorized shares of common stock (incorporated by reference to Exhibit 3.10 to Amendment No. 1 to the Company’s Form 8-A filed with the Commission on May 11, 2005).

3(7)	Amended and Restated Bylaws of the Company, effective August 8, 2006 (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated August 8, 2006).

4(1)	Indenture dated July 21, 1993, by and between Mandalay and First Interstate Bank of Nevada, N.A., as Trustee with respect to $150 million aggregate principal amount of 7.625% Senior Subordinated Debentures due 2013 (incorporated by reference to Exhibit 4(a) to Mandalay’s Current Report on Form 8-K dated July 21, 1993).

4(2)	Indenture, dated February 1, 1996, by and between Mandalay and First Interstate Bank of Nevada, N.A., as Trustee (the “Mandalay February 1996 Indenture”) (incorporated by reference to Exhibit 4(b) to Mandalay’s Current Report on Form 8-K dated January 29, 1996 (the “Mandalay January 1996 8-K”)).

4(3)	Supplemental Indenture, dated as of November 15, 1996, by and between Mandalay and Wells Fargo Bank (Colorado), N.A., (successor to First Interstate Bank of Nevada, N.A.), as Trustee, to the Mandalay February 1996 Indenture, with respect to $150 million aggregate principal amount of 6.70% Senior Notes due 2096 (incorporated by reference to Exhibit 4(c) to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996 (the “Mandalay October 1996
10-Q”)).

4(4)	6.70% Senior Notes due February 15, 2096 in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4(d) to the Mandalay October 1996 10-Q).

Exhibit
Number	Description
4(5)	Indenture, dated November 15, 1996, by and between Mandalay and Wells Fargo Bank (Colorado), N.A., as Trustee (the “Mandalay November 1996 Indenture”) (incorporated by reference to Exhibit 4(e) to the Mandalay October 1996 10-Q).

4(6)	Supplemental Indenture, dated as of November 15, 1996, to the Mandalay November 1996 Indenture, with respect to $150 million aggregate principal amount of 7.0% Senior Notes due 2036 (incorporated by reference to the Mandalay October 1996 10-Q).

4(7)	7.0% Senior Notes due February 15, 2036, in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4(g) to the Mandalay October 1996 10-Q).

4(8)	Indenture, dated as of August 1, 1997, between MRI and First Security Bank, National Association, as trustee (the “MRI 1997 Indenture”) (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of MRI for the fiscal quarter ended June 30, 1997 (the “MRI June 1997 10-Q”)).

4(9)	Supplemental Indenture, dated as of August 1, 1997, to the MRI 1997 Indenture, with respect to $200 million aggregate principal amount of 6.75% Notes due 2007 and $100 million aggregate principal amount of 7.25% Debentures due 2017 (incorporated by reference to Exhibit 4.2 to the MRI June 1997 10-Q).

4(10)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1997 Indenture (incorporated by reference to Exhibit 4(14) to the 2000 10-K).

4(11)	Indenture, dated as of February 4, 1998, between MRI and PNC Bank, National Association, as trustee (the “MRI 1998 Indenture”) (incorporated by reference to Exhibit 4(e) to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1997 (the “MRI 1997 10-K”)).

4(12)	Supplemental Indenture, dated as of February 4, 1998, to the MRI 1998 Indenture, with respect to $200 million aggregate principal amount of 6.75% Notes due 2008 (incorporated by reference to Exhibit 4(f) to the MRI 1997 10-K).

4(13)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1998 Indenture (incorporated by reference to Exhibit 4(15) to the 2000 10-K).

4(14)	Indenture, dated as of May 31, 2000, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and The Bank of New York, as trustee, with respect to $710 million aggregate principal amount of 9.75% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated May 22, 2000 (the “May 2000 8-K”)).

4(15)	First Supplemental Indenture, dated as of September 30, 2000, among the Company, Bellagio Merger Sub, LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(12) to the 2000 10-K).

4(16)	Second Supplemental Indenture, dated as of December 31, 2000, among the Company, MGM Grand Hotel & Casino Merger Sub, LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4(16) to the 2000 10-K).

4(17)	Indenture dated as of July 24, 2000 by and between Mandalay and The Bank of New York with respect to $500 million aggregate principal amount of 10.25% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 to Mandalay’s Form S-4 Registration Statement No. 333-44216).

4(18)	Indenture dated as of August 16, 2000 by and between Mandalay and The Bank of New York, with respect to $200 million aggregate principal amount of 9.5% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to Mandalay’s Form S-4 Registration Statement No. 333-44838).

Exhibit
Number	Description
4(19)	Indenture, dated as of September 15, 2000, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and U.S. Trust Company, National Association, as trustee, with respect to $850 million aggregate principal amount of 8.5% Senior Notes due 2010 (incorporated by reference to Exhibit 4 to the Company’s Amended Current Report on Form 8-K/A dated September 12, 2000).

4(20)	First Supplemental Indenture, dated as of September 15, 2000, among the Company, Bellagio Merger Sub, LLC and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4(11) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 10-K”)).

4(21)	Second Supplemental Indenture, dated as of December 31, 2000, among the Company, MGM Grand Hotel & Casino Merger Sub, LLC and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4(17) to the 2000 10-K).

4(22)	Indenture, dated as of January 23, 2001, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and United States Trust Company of New York, as trustee, with respect to $400 million aggregate principal amount of 8.375% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated January 18, 2001).

4(23)	Indenture dated as of December 20, 2001 by and among Mandalay and The Bank of New York, with respect to $300 million aggregate principal amount of 9.375% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.1 to Mandalay’s Form S-4 Registration Statement No. 333-82936).

4(24)	Indenture dated as of March 21, 2003 by and among Mandalay and The Bank of New York with respect to $400 million aggregate principal amount of Floating Rate Convertible Senior Debentures due 2033 (incorporated by reference to Exhibit 4.44 to Mandalay’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003).

4(25)	First Supplemental Indenture dated as of July 26, 2004, relating to Mandalay’s Floating Rate Senior Convertible Debentures due 2033 (incorporated by reference to Exhibit 4 to Mandalay’s Current Report on Form 8-K dated July 26, 2004).

4(26)	Indenture, dated as of July 31, 2003, by and between Mandalay and The Bank of New York with respect to $250 million aggregate principal amount of 6.5% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003).

4(27)	Indenture, dated as of September 17, 2003, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and U.S. Bank National Association, as trustee, with respect to $1,050 million 6% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 11, 2003).

4(28)	Indenture, dated as of November 25, 2003, by and between Mandalay and The Bank of New York with respect to $250 million aggregate principal amount of 6.375% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003).

4(29)	Indenture dated as of February 27, 2004, among the Company, as issuer, the Subsidiary Guarantors, as guarantors, and U.S. Bank National Association, as trustee, with respect to $525 million 5.875% Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated February 27, 2004).

4(30)	Indenture dated as of August 25, 2004, among the Company, as issuer, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as trustee, with respect to $550 million 6.75% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 25, 2004).

Exhibit
Number	Description
4(31)	Indenture, dated June 20, 2005, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $500 million aggregate principal amount of 6.625% Senior Notes due 2015 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 20, 2005).

4(32)	Supplemental Indenture, dated September 9, 2005, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $375 million aggregate principal amount of 6.625% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 9, 2005).

4(33)	Indenture, dated April 5, 2006, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $500 million aggregate principal amount of 6.75% Senior Notes due 2013 and $250 million original principal amount of 6.875% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 5, 2006 (the “April 2006 8-K”)).

4(34)	Registration Rights Agreement, dated April 5, 2006, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and certain initial purchases parties thereto (incorporated by reference to Exhibit 4.2 to the April 2006 8-K).

4(35)	Indenture dated as of December 21, 2006, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 21, 2006 (the “December 2006 8-K”)).

4(36)	Supplemental Indenture dated as of December 21, 2006, by and among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 7.625% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the December 2006 8-K).

10.1(1)	Guarantee, dated as of May 31, 2000, by certain subsidiaries of the Company, in favor of The Chase Manhattan Bank, as successor in interest to PNC Bank, National Association, as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.4 to the May 2000 8-K).

10.1(2)	Schedule setting forth material details of the Guarantee, dated as of May 31, 2000, by certain subsidiaries of the Company, in favor of U.S. Trust Company, National Association (formerly known as U.S. Trust Company of California, N.A.), as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.5 to the May 2000 8-K).

10.1(3)	Schedule setting forth material details of the Guarantee (Mirage Resorts, Incorporated 6.75% Notes Due February 1, 2008), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of The Chase Manhattan Bank, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.7 to the May 2000 8-K).

10.1(4)	Schedule setting forth material details of the Guarantee (Mirage Resorts, Incorporated 6.75% Notes Due August 1, 2007 and 7.25% Debentures Due August 1, 2017), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of First Security Bank, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.8 to the May 2000 8-K).

10.1(5)	Instrument of Joinder, dated as of May 31, 2000, by MRI and certain of its wholly owned subsidiaries, in favor of the beneficiaries of the Guarantees referred to therein (incorporated by reference to Exhibit 10.9 to the May 2000 8-K).

10.1(6)	Guarantee (MGM MIRAGE 9.75% Senior Subordinated Notes due 2007) dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York N.A., as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005 (the “September 2005 10-Q”)).

Exhibit
Number	Description
10.1(7)	Guarantee (MGM MIRAGE 8.5% Senior Notes due 2010), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York N.A., as successor to U.S. Trust Company, National Association, for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.7 to the September 2005 10-Q).

10.1(8)	Guarantee (Mandalay Resort Group 7.625% Senior Subordinated Notes due 2013), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.9 to the September 2005 10-Q).

10.1(9)	Guarantee (MGM MIRAGE 8.375% Senior Subordinated Notes due 2011), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York N.A., successor to the United States Trust Company of New York, as trustee for the benefit of holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.11 to the September 2005 10-Q).

10.1(10)	Guarantee (MGM MIRAGE 6.0% Senior Notes due 2009), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.12 to the September 2005 10-Q).

10.1(11)	Guarantee (MGM MIRAGE 6.0% Senior Notes due 2009 (Exchange Notes)), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.13 to the September 2005 10-Q).

10.1(12)	Guarantee (MGM MIRAGE 5.875% Senior Notes due 2014), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.14 to the September 2005 10-Q).

10.1(13)	Guarantee (MGM MIRAGE 5.875% Senior Notes due 2014 (Exchange Notes)), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.15 to the September 2005 10-Q).

10.1(14)	Guarantee (MGM MIRAGE 6.75% Senior Notes due 2012), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.16 to the September 2005 10-Q).

10.1(15)	Guarantee (Mirage Resorts, Incorporated 6.75% Senior Notes due 2007 and 7.25% Debentures due 2017), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of Wells Fargo Bank Northwest, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.17 to the September 2005 10-Q).

10.1(16)	Guarantee (Mirage Resorts, Incorporated 6.75% Senior Notes due 2008), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of JPMorgan Chase Bank, N.A., successor in interest to PNC Bank, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.18 to the September 2005 10-Q).

10.1(17)	Guarantee (Mandalay Resort Group 10.25% Senior Subordinated Notes due 2007), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.19 to the September 2005 10-Q).

Exhibit
Number	Description
10.1(18)	Guarantee (Mandalay Resort Group 9.375% Senior Subordinated Notes due 2010), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.20 to the September 2005 10-Q).

10.1(19)	Guarantee (Mandalay Resort Group 6.70% Senior Notes due 2096), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as successor in interest to First Interstate Bank of Nevada, N.A., as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.21 to the September 2005 10-Q).

10.1(20)	Guarantee (Mandalay Resort Group 7.0% Senior Notes due 2036), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.22 to the September 2005 10-Q).

10.1(21)	Guarantee (Mandalay Resort Group 9.5% Senior Notes due 2008), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.23 to the September 2005 10-Q).

10.1(22)	Guarantee (Mandalay Resort Group Floating Rate Convertible Senior Debentures due 2033), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.24 to the September 2005 10-Q).

10.1(23)	Guarantee (Mandalay Resort Group 6.5% Senior Notes due 2009), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.25 to the September 2005 10-Q).

10.1(24)	Guarantee (Mandalay Resort Group 6.375% Senior Notes due 2011), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.26 to the September 2005 10-Q).

10.1(25)	Fifth Amended and Restated Loan Agreement dated as of October 3, 2006, by and among MGM MIRAGE, as borrower; MGM Grand Detroit, LLC, as co-borrower; the Lenders and Co-Documentation Agents named therein; Bank of America, N.A., as Administrative Agent; the Royal Bank of Scotland PLC, as Syndication Agent; Bank of America Securities LLC and The Royal Bank of Scotland PLC, as Joint Lead Arrangers; and Bank of America Securities LLC, The Royal Bank of Scotland PLC, J.P. Morgan Securities Inc., Citibank North America, Inc. and Deutsche Bank Securities Inc. as Joint Book Managers (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated October 3, 2006).

10.1(26)	Guaranty Agreement, dated August 16, 2004, by MGM MIRAGE in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Lenders from time to time party to a Construction Loan Agreement with the Borrower, Turnberry/MGM Grand Towers, LLC (incorporated by reference to Exhibit 10.2 of the September 2004 10-Q).

10.1(27)	Guaranty Agreement, dated September 21, 2005, by MGM MIRAGE in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Lenders from time to time party to a Construction Loan Agreement with the Borrower, Turnberry/MGM Grand Tower B, LLC. (incorporated by reference to Exhibit 10.1(30) to the Company’s Annual report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”)).

Exhibit
Number	Description
10.1(28)	Guaranty Agreement, dated July 19, 2006, by MGM MIRAGE in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Lenders from time to time party to a Construction Loan Agreement with the Borrower, Turnberry/MGM Grand Tower C, LLC.

10.2(1)	Lease, dated August 3, 1977, by and between B&D Properties, Inc., as lessor, and Mandalay, as lessee; Amendment of Lease, dated May 6, 1983 (incorporated by reference to Exhibit 10(h) to Mandalay’s Registration Statement (No. 2-85794) on Form S-1).

10.2(2)	Lease by and between Robert Lewis Uccelli, guardian, as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease (incorporated by reference to Exhibit 10(p) to Mandalay’s Registration Statement (No. 33-4475) on Form S-1).

10.2(3)	Amended and Restated Ground Lease Agreement, dated July 1, 1993, between Primm South Real Estate Company and The Primadonna Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Primadonna Resorts, Inc. (Commission File No. 0-21732) for the fiscal quarter ended September 30, 1993).

10.2(4)	First Amendment to the Amended and Restated Ground Lease Agreement and Consent and Waiver, dated as of August 25, 1997, between The Primadonna Corporation and Primm South Real Estate Company (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Primadonna Resorts, Inc. for the fiscal year ended December 31, 1997).

10.2(5)	Public Trust Tidelands Lease, dated February 4, 1999, between the State of Mississippi and Beau Rivage Resorts, Inc. (without exhibits) (incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1999).

*10.3(1)	Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

*10.3(2)	1997 Nonqualified Stock Option Plan, Amended and Restated February 2, 2004 (incorporated by reference to Exhibit 10.1 of the June 2004 10-Q).

*10.3(3)	MGM MIRAGE 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 filed May 12, 2005).

*10.3(4)	Amended and Restated Annual Performance-Based Incentive Plan for Executive Officers, giving effect to amendment approved by the Company’s shareholders on May 9, 2006 (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement).

*10.3(5)	Non-Qualified Deferred Compensation Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.3(12) to the 2000 10-K).

*10.3(6)	Supplemental Executive Retirement Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.3(13) to the 2000 10-K).

*10.3(7)	Deferred Compensation Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 10, 2005 (the “January 2005 8-K”).

*10.3(8)	Supplemental Executive Retirement Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.1 to the January 2005 8-K).

*10.3(9)	Amendment to Deferred Compensation Plan II, dated as of December 21, 2005 (incorporated by reference to Exhibit 10.3(9) to the 2005 10-K).

Exhibit
Number	Description
*10.3(10)	Employment Agreement, dated September 16, 2005 between the Company and J. Terrence Lanni (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2005 (the “September 16, 2005 8-K”)).

*10.3(11)	Employment Agreement, dated September 16, 2005 between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.2 to the September 16, 2005 8-K).

*10.3(12)	Employment Agreement, dated September 16, 2005 between the Company and John Redmond (incorporated by reference to Exhibit 10.3 to the September 16, 2005 8-K).

*10.3(13)	Employment Agreement, dated September 16, 2005 between the Company and James J. Murren (incorporated by reference to Exhibit 10.4 to the September 16, 2005 8-K).

*10.3(14)	Employment Agreement, dated September 16, 2005 between the Company and Gary N. Jacobs (incorporated by reference to Exhibit 10.5 to the September 16, 2005 8-K).

10.4(1)	Second Amended and Restated Joint Venture Agreement of Marina District Development Company, dated as of August 31, 2000, between MAC, CORP. and Boyd Atlantic City, Inc. (without exhibits) (incorporated by reference to Exhibit 10.2 to the September 2000 10-Q).

10.4(2)	Contribution and Adoption Agreement, dated as of December 13, 2000, among Marina District Development Holding Co., LLC, MAC, CORP. and Boyd Atlantic City, Inc. (incorporated by reference to Exhibit 10.4(15) to the 2000 10-K).

10.4(3)	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp.—Commission File No. 333-87202).

10.4(4)	Amended and Restated Joint Venture Agreement, dated as of June 25, 2002, between Nevada Landing Partnership and RBG, L.P. (incorporated by reference to Exhibit 10.1 to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004.)

10.4(5)	Amendment No. 1 to Amended and Restated Joint Venture Agreement, dated as of April 25, 2005, by and among Nevada Landing Partnership, an Illinois general partnership, and RBG, L.P., an Illinois limited partnership (incorporated by reference to Exhibit 10.4(5) to the 2005 10-K).

10.4(6)	Amended and Restated Subscription and Shareholders Agreement, dated June 19, 2004, among Pansy Ho, Grand Paradise Macau Limited, MGMM Macau, Ltd., MGM MIRAGE Macau, Ltd., MGM MIRAGE and MGM Grand Paradise Limited (formerly N.V. Limited) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2005).

10.4(7)	Amendment Agreement to the Subscription and Shareholders Agreement, dated January 20, 2007, among Pansy Ho, Grand Paradise Macau Limited, MGMM Macau, Ltd., MGM MIRAGE Macau, Ltd., MGM MIRAGE and MGM Grand Paradise Limited (formerly N.V. Limited).

10.5(1)	Revised Development Agreement among the City of Detroit, The Economic Development Corporation of the City of Detroit and MGM Grand Detroit, LLC (incorporated by reference to Exhibit 10.10 to the June 2002 10-Q).

10.5(2)	Revised Development Agreement effective August 2, 2002, by and among the City of Detroit, The Economic Development Corporation of the City of Detroit and Detroit Entertainment, L.L.C. (incorporated by reference to Exhibit 10.61 of Mandalay’s Annual Report on Form 10-K for the year ended January 31, 2005).

10.6(1)	Purchase Agreement dated October 13, 2006, by and among Mandalay Resort Group, as seller, Edgewater Hotel Corporation, Colorado Belle Corporation, and Aces High Management, LLC, as purchaser (incorporated by reference to the Company’s Current Report on Form 8-K dated October 13, 2006).

Exhibit
Number	Description
10.6(2)	Purchase Agreement dated October 31, 2006, by and among New York-New York Hotel & Casino, LLC, as seller, PRMA Land Development Company, The Primadonna Company LLC, and Herbst Gaming Inc., as purchaser (incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006).

10.6(3)	Operating Agreement of Jeanco, LLC, dated February 9, 2007, (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated February 9, 2007).

21	List of subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

99	Description of Regulation and Licensing.

*	Management contract or compensatory plan or arrangement.

**	Exhibits 32.1 and 32.2 shall not be deemed filed with the Securities and Exchange Commission, nor shall they be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Securities Exchange Act of 1934 or the Securities Act of 1933, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

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
  Management’s Evaluation
     Management has evaluated the Company’s internal control over financial reporting using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation as of December 31, 2006, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.
  Report of Independent Registered Public Accounting Firm
     Deloitte & Touche LLP audited the Company’s consolidated financial statements as of and for the period ended December 31, 2006 and issued their report thereon, which is included in this annual report. Deloitte & Touche LLP has also issued an attestation report on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting and such report is also included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of MGM MIRAGE
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that MGM MIRAGE and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of MGM MIRAGE
     We have audited the accompanying consolidated balance sheets of MGM MIRAGE and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MGM MIRAGE and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 14 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 28, 2007

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	At December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$452,944	$377,933
Accounts receivable, net	362,921	352,673
Inventories	118,459	111,825
Income tax receivable	18,619	—
Deferred income taxes	68,046	65,518
Prepaid expenses and other	124,414	110,634
Assets held for sale	369,348	—

Total current assets	1,514,751	1,018,583

Real estate under development	188,433	—

Property and equipment, net	17,241,860	16,541,651

Other assets
Investments in unconsolidated affiliates	1,092,257	931,154
Goodwill	1,300,747	1,314,561
Other intangible assets, net	367,200	377,479
Deposits and other assets, net	440,990	515,992

Total other assets	3,201,194	3,139,186

	$22,146,238	$20,699,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$182,154	$156,373
Construction payable	234,486	109,228
Income taxes payable	—	125,503
Current portion of long-term debt	—	14
Accrued interest on long-term debt	232,957	229,930
Other accrued liabilities	958,244	913,520
Liabilities related to assets held for sale	40,259	—

Total current liabilities	1,648,100	1,534,568

Deferred income taxes	3,441,157	3,378,371
Long-term debt	12,994,869	12,355,433
Other long-term obligations	212,563	195,976

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares, issued 362,886,027 and 357,262,405 shares; outstanding 283,909,000 and 285,069,516 shares	3,629	3,573
Capital in excess of par value	2,806,636	2,586,587
Deferred compensation	—	(3,618)
Treasury stock, at cost (78,977,027 and 72,192,889 shares)	(1,597,120)	(1,338,394)
Retained earnings	2,635,989	1,987,725
Accumulated other comprehensive income (loss)	415	(801)

Total stockholders’ equity	3,849,549	3,235,072

	$22,146,238	$20,699,420

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues
Casino	$3,130,438	$2,764,546	$2,080,752
Rooms	1,991,477	1,634,588	889,443
Food and beverage	1,483,914	1,271,650	807,535
Entertainment	459,540	426,175	268,595
Retail	278,695	253,214	181,630
Other	452,669	339,424	184,187

	7,796,733	6,689,597	4,412,142
Less: Promotional allowances	(620,777)	(560,754)	(410,338)

	7,175,956	6,128,843	4,001,804

Expenses
Casino	1,612,992	1,422,472	1,028,351
Rooms	539,442	454,082	237,837
Food and beverage	902,278	782,372	462,864
Entertainment	333,619	305,799	191,256
Retail	179,929	164,189	116,556
Other	245,126	187,956	101,780
General and administrative	1,070,942	889,806	565,387
Corporate expense	161,507	130,633	77,910
Preopening and start-up expenses	36,362	15,752	10,276
Restructuring costs (credit)	1,035	(59)	5,625
Property transactions, net	(40,980)	37,021	8,234
Depreciation and amortization	629,627	560,626	382,773

	5,671,879	4,950,649	3,188,849

Income from unconsolidated affiliates	254,171	151,871	119,658

Operating income	1,758,248	1,330,065	932,613

Non-operating income (expense)
Interest income	11,192	12,037	5,663
Interest expense, net	(760,361)	(640,758)	(367,583)
Non-operating items from unconsolidated affiliates	(16,063)	(15,825)	(12,298)
Other, net	(15,090)	(18,434)	(9,585)

	(780,322)	(662,980)	(383,803)

Income from continuing operations before income taxes	977,926	667,085	548,810
Provision for income taxes	(341,930)	(231,719)	(203,601)

Income from continuing operations	635,996	435,366	345,209

Discontinued operations
Income from discontinued operations, including a gain on disposal of $82,538 in 2004	18,473	11,815	101,212
Provision for income taxes	(6,205)	(3,925)	(34,089)

	12,268	7,890	67,123

Net income	$648,264	$443,256	$412,332

Basic income per share of common stock
Income from continuing operations	$2.25	$1.53	$1.24
Discontinued operations	0.04	0.03	0.24

Net income per share	$2.29	$1.56	$1.48

Diluted income per share of common stock
Income from continuing operations	$2.18	$1.47	$1.19
Discontinued operations	0.04	0.03	0.24

Net income per share	$2.22	$1.50	$1.43

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$648,264	$443,256	$412,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	653,919	588,102	403,039
Amortization of debt discounts, premiums and issuance costs	(3,096)	5,791	31,217
Provision for doubtful accounts	47,950	25,846	(3,522)
Stock-based compensation	73,626	7,323	7,170
Property transactions, net	(41,135)	36,880	8,661
Loss on early retirements of debt	—	18,139	5,527
(Gain) loss on disposal of discontinued operations	—	—	(82,538)
Income from unconsolidated affiliates	(229,295)	(134,132)	(107,360)
Distributions from unconsolidated affiliates	212,477	89,857	51,500
Deferred income taxes	59,764	51,759	55,647
Tax benefit from stock option exercises	—	94,083	38,911
Changes in current assets and liabilities:
Accounts receivable	(65,467)	(68,159)	(48,533)
Inventories	(10,431)	(7,017)	(8,557)
Income taxes receivable and payable	(129,929)	8,058	14,891
Prepaid expenses and other	(21,921)	10,830	1,109
Accounts payable and accrued liabilities	111,559	75,404	72,392
Increase in real estate under development	(89,724)	—	—
Hurricane Katrina insurance recoveries	108,786	—	—
Change in Hurricane Katrina insurance receivable	(46,581)	(46,275)	—
Other	(36,814)	(16,949)	(22,639)

Net cash provided by operating activities	1,241,952	1,182,796	829,247

Cash flows from investing activities
Capital expenditures	(1,884,053)	(759,949)	(702,862)
Acquisition of Mandalay Resort Group, net of cash acquired	—	(4,420,990)	—
Proceeds from the sale of the Golden Nugget Subsidiaries and MGM Grand Australia, net	—	—	345,730
Hurricane Katrina insurance recoveries	199,963	46,250	—
Dispositions of property and equipment	11,375	7,828	32,978
Investments in unconsolidated affiliates	(86,000)	(183,000)	(11,602)
Change in construction payable	125,258	40,803	17,329
Other	(18,970)	(33,759)	(29,326)

Net cash used in investing activities	(1,652,427)	(5,302,817)	(347,753)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities — maturities of 90 days or less	756,850	325,000	(1,574,489)
Borrowings under bank credit facilities — maturities longer than 90 days	7,000,000	4,400,000	—
Repayments under bank credit facilities — maturities longer than 90 days	(8,150,000)	—	—
Issuance of long-term debt	1,500,000	880,156	1,528,957
Repayment of long-term debt	(444,500)	(1,408,992)	(52,149)
Debt issuance costs	(28,383)	(50,331)	(13,349)
Issuance of common stock	89,113	145,761	135,910
Purchases of treasury stock	(246,892)	(217,316)	(348,895)
Excess tax benefits from stock-based compensation	47,330	—	—
Other	(13,494)	(11,452)	(1,957)

Net cash provided by (used in) financing activities	510,024	4,062,826	(325,972)

Cash and cash equivalents
Net increase (decrease) for the year	99,549	(57,195)	155,522
Cash related to discontinued operations	(24,538)	—	—
Balance, beginning of year	377,933	435,128	279,606

Balance, end of year	$452,944	$377,933	$435,128

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$778,590	$588,587	$321,008
State, federal and foreign income taxes paid, net of refunds	369,450	75,776	128,393
The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
For the Years Ended December 31, 2006, 2005 and 2004

							Accumulated Other
	Common Stock		Capital in				Comprehensive	Total
	Shares	Par	Excess of	Deferred	Treasury	Retained	Income	Stockholders’
	Outstanding	Value	Par Value	Compensation	Stock	Earnings	(Loss)	Equity
Balances, January 1, 2004	286,192	$3,366	$2,171,625	$(19,174)	$(760,594)	$1,132,220	$6,345	$2,533,788
Net income	—	—	—	—	—	412,332	—	412,332
Currency translation adjustment	—	—	—	—	—	—	(10,336)	(10,336)
Derivative income from unconsolidated affiliate, net	—	—	—	—	—	—	2,824	2,824

Total comprehensive income								404,820

Stock-based compensation	—	—	—	7,170	—	—	—	7,170
Tax benefit from stock-based compensation	—	—	38,911	—	—	—	—	38,911
Cancellation of restricted stock	(64)	—	(64)	1,126	(1,062)	—	—	—
Issuance of common stock upon exercise of stock options	10,612	106	135,857	—	—	(53)	—	135,910
Purchases of treasury stock	(16,000)	—	—	—	(348,895)	—	—	(348,895)

Balances, December 31, 2004	280,740	3,472	2,346,329	(10,878)	(1,110,551)	1,544,499	(1,167)	2,771,704

Net income	—	—	—	—	—	443,256	—	443,256
Currency translation adjustment	—	—	—	—	—	—	(1,631)	(1,631)
Derivative income from unconsolidated affiliate, net	—	—	—	—	—	—	1,997	1,997

Total comprehensive income								443,622
Stock-based compensation	—	—	—	7,323	—	—	—	7,323
Tax benefit from stock-based compensation	—	—	94,083	—	—	—	—	94,083
Cancellation of restricted stock	(24)	—	—	422	(422)	—	—	—
Issuance of common stock upon exercise of stock options	10,115	101	145,690	—	—	(30)	—	145,761
Purchases of treasury stock	(5,500)	—	—	—	(217,316)	—	—	(217,316)
Restricted shares turned in for tax withholding	(261)	—	—	—	(10,105)	—	—	(10,105)
Other	—	—	485	(485)	—	—	—	—

Balances, December 31, 2005	285,070	3,573	2,586,587	(3,618)	(1,338,394)	1,987,725	(801)	3,235,072
Net income	—	—	—	—	—	648,264	—	648,264
Currency translation adjustment	—	—	—	—	—	—	1,213	1,213
Derivative income from unconsolidated affiliate, net	—	—	—	—	—	—	3	3

Total comprehensive income								649,480

Stock-based compensation	—	—	71,186	3,238	—	—	—	74,424
Tax benefit from stock-based compensation	—	—	60,209	—	—	—	—	60,209
Cancellation of restricted stock	(4)	—	—	70	(70)	—	—	—
Issuance of common stock upon exercise of stock options	5,623	56	89,057	—	—	—	—	89,113
Purchases of treasury stock	(6,500)	—	—	—	(246,892)	—	—	(246,892)
Restricted shares turned in for tax withholding	(280)	—	—	—	(11,764)	—	—	(11,764)
Other	—	—	(403)	310	—	—	—	(93)

Balances, December 31, 2006	283,909	$3,629	$2,806,636	$—	$(1,597,120)	$2,635,989	$415	$3,849,549

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION
     MGM MIRAGE (the “Company”) is a Delaware corporation, incorporated on January 29, 1986. As of December 31, 2006, approximately 56% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, owns and/or operates casino resorts. On April 25, 2005, the Company completed its merger with Mandalay Resort Group (“Mandalay”) – see Note 3.
     The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, Mandalay Bay, The Mirage, Luxor, Treasure Island (“TI”), New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas and Slots-A-Fun. The Company owns three resorts in Primm, Nevada, at the California/Nevada state line – Whiskey Pete’s, Buffalo Bill’s and the Primm Valley Resort (the “Primm Valley Resorts”) – as well as two championship golf courses located near the resorts. Other Nevada operations include Circus Circus Reno, Colorado Belle and Edgewater in Laughlin, Gold Strike and Nevada Landing in Jean (the “Jean Properties”), and Railroad Pass in Henderson. The Company has a 50% investment in Silver Legacy in Reno, which is adjacent to Circus Circus Reno. In addition, the Company owns a 50% interest in the entity developing The Signature at MGM Grand, which is adjacent to MGM Grand Las Vegas. The Signature is a condominium-hotel development, with one tower open, one tower completed and in the closing process, and a final tower currently under construction. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts.
     In October 2006, the Company entered into an agreement to sell Colorado Belle and Edgewater (the “Laughlin Properties”) for $200 million, and an agreement to sell the Primm Valley Resorts, not including the two golf courses, for $400 million. The Company expects to complete the sale of the Laughlin Properties and Primm Valley Resorts by the second quarter of 2007. Both agreements are subject to regulatory approval and other customary closing conditions. See Note 4 for further information regarding these discontinued operations.
     In February 2007, the Company entered into an agreement to form a 50/50 joint venture whose purpose is to develop a mixed-use community in Jean, Nevada. The Company will contribute the Jean Properties and surrounding land to the venture. Nevada Landing is expected to close in April 2007. See Note 21 for further discussion.
     The Company and its local partners own MGM Grand Detroit, LLC, which operates a casino in an interim facility located in downtown Detroit, Michigan. MGM Grand Detroit, LLC is currently developing a permanent casino facility, expected to open in late 2007 at a cost of approximately $750 million, excluding license and land costs. The permanent casino is located on a 25-acre site with a carrying value of approximately $50 million. In addition, the Company recorded license rights with a carrying value of $100 million as a result of MGM Grand Detroit’s obligations to the City of Detroit in connection with the permanent casino development agreement. The Company also owns and operates two resorts in Mississippi – Beau Rivage in Biloxi and Gold Strike-Tunica. Beau Rivage reopened in August 2006, after having been closed due to damage sustained as a result of Hurricane Katrina in 2005. The Company has 50% interests in two resorts outside of Nevada – Borgata and Grand Victoria. Borgata is a casino resort located on Renaissance Point in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. Grand Victoria is a riverboat in Elgin, Illinois – an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort.
     The Company owns 50% of MGM Grand Paradise Limited, a joint venture with Pansy Ho Chiu-king that is constructing and will operate a hotel-casino resort, MGM Grand Macau, in Macau S.A.R. MGM Grand Macau is estimated to cost approximately $850 million, excluding license and land rights costs. The subconcession agreement, which allows MGM Grand Paradise Limited to operate a casino in Macau, cost $200 million and the land rights agreement with the government of Macau is estimated to cost $60 million. The resort is anticipated to open in late 2007.
     The Company is developing CityCenter on the Las Vegas Strip, between Bellagio and Monte Carlo. CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room non-gaming boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 470,000 square feet of retail shops, dining and entertainment venues; and approximately 2.3 million square feet of residential space in approximately 2,700 luxury condominium and condominium-hotel units in multiple towers. The overall cost of CityCenter is estimated at approximately $7 billion, excluding land costs. After estimated proceeds of $2.5 billion from the sale of residential units, net project cost is estimated at approximately $4.5 billion. CityCenter is located on a 67-acre site with a carrying value of approximately $1 billion. CityCenter is expected to open in late 2009.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
     Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in unconsolidated affiliates which are 50% or less owned and do not meet the consolidation criteria of Financial Accounting Standards Board Interpretation No. 46(R) (as amended), “Consolidation of Various Interest Entities – an Interpretation of ARB No. 51” (“FIN 46(R)”), are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s operations are primarily in one segment – operation of casino resorts. Other operations, and foreign operations, are not material.
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
     Financial statement impact of Hurricane Katrina. The Company maintained insurance covering both property damage and business interruption as a result of wind and flood damage sustained at Beau Rivage. The deductible under this coverage was $15 million, based on the amount of damage incurred. The net book value of damaged assets was $126 million and the Company incurred $34 million in clean-up and demolition costs.
     Business interruption coverage covered lost profits and other costs incurred during the construction period and up to six months following the re-opening of the facility. Costs during the interruption period were less than the anticipated business interruption proceeds. As of December 31, 2006, the Company had received insurance recoveries of $355 million. This amount is in excess of the net book value of damaged assets, clean-up and demolition costs, and post-storm costs of $99 million incurred through December 31, 2006. Post-storm costs and expected recoveries are recorded net within “General and administrative” expenses in the accompanying consolidated statements of income, except for depreciation of non-damaged assets, which is classified as “Depreciation and amortization.” The excess non-refundable insurance recoveries have been recognized as income related to property damage and have therefore been classified as “Property transactions, net” in the accompanying consolidated statements of income. The Company has treated these amounts as related to property damage based on its current estimate of the total claim for property damage and business interruption compared to the recoveries received to date. Insurance recoveries of $10 million were submitted to the Company under reservation of rights and have therefore been deferred and included in “Other accrued liabilities” in the accompanying consolidated balance sheet as of December 31, 2006.
     Insurance proceeds are classified in the statement of cash flows based on the coverage the proceeds relate to; however, the Company’s insurance policy includes undifferentiated coverage for both property damage and business interruption. The Company treated insurance recoveries as being related to property damage, and therefore classified the proceeds as an investing cash flow, until the full $160 million of damaged assets and demolition costs were recovered. The Company treated additional recoveries up to the amount of the post-storm costs incurred as being related to business interruption, and therefore classified these proceeds as an operating cash flow. As explained above, the insurance recoveries in excess of the damaged assets, demolition costs, and post-storm costs have been treated as related to property damage and are therefore classified as investing cash flows in the accompanying consolidated statement of cash flows.
     Cash and cash equivalents. Cash and cash equivalents include investments and interest bearing instruments with maturities of three months or less at the date of acquisition. Such investments are carried at cost which approximates market value. Book overdraft balances resulting from the Company’s cash management program are recorded as accounts payable.
     Accounts receivable and credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues markers to approved casino customers following background checks and investigations of creditworthiness. At December 31, 2006, a substantial portion of the Company’s receivables were due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.
     Trade receivables, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2006, no significant concentrations of credit risk existed for which an allowance had not already been recorded.
     Inventories. Inventories consist of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market. Cost is determined primarily by the average cost method for food and beverage and supplies and the retail inventory or specific identification methods for retail merchandise.

     Real estate under development. Real estate under development represents capitalized costs of wholly-owned real estate projects to be sold, which consist entirely of condominium and condominium-hotel developments. Real estate under development includes land, direct construction and development costs, and capitalized property taxes and interest.
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
     For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. For a discussion of recognized impairment losses, see Note 17.
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
     Goodwill and other intangible assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for goodwill and indefinite-lived intangible assets in 2006, 2005 or 2004 .
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

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Rooms	$91,799	$74,022	$57,091
Food and beverage	296,866	229,892	176,092
Other	34,439	31,733	22,826

	$423,104	$335,647	$256,009

     Revenue for residential sales is deferred until closing occurs, which is when title, possession and other attributes of ownership have been transferred to the buyer and the Company is not obligated to perform activities after the sale. Prior to closing, customer deposits are treated as liabilities. Costs associated with residential sales are also deferred, except for indirect selling costs and general and administrative expense, which are expensed as incurred. For the year ended December 31, 2006, the Company expensed $6 million of such costs; no such costs were incurred in 2005 or 2004. Capitalized costs will be charged to cost of sales upon closing based on relative sales value to the project as a whole.
     Point-loyalty programs. The Company operates various point-loyalty programs. The Company’s primary point-loyalty program, in operation at its major resorts, is Players Club. In Players Club, customers earn points based on their slots play, which can be redeemed for cash or free play at any of the Company’s participating resorts. The Company records a liability based on the points earned times the redemption value and records a corresponding reduction in casino revenue. The expiration of unused points results in a reduction of the liability. Customers’ overall level of table games and slots play is also tracked and used by management in awarding discretionary complimentaries – free rooms, food and beverage and other services – for which no accrual is recorded. Other loyalty programs at the Company’s resorts generally operate in a similar manner, though they generally are available only to customers at the individual resorts. At December 31, 2006 and 2005, the total company-wide liability for point-loyalty programs was $47 million and $43 million, respectively, including amounts classified as liabilities related to assets held for sale.
     Mandalay operated its own loyalty program, One Club, which was largely phased out through 2006 and early 2007. In One Club, customers earned points based on both their slots and table games play through July 2006, with slots play contributing to a points balance which could be redeemed for cash and both table games and slots play contributing to a points balance which could be redeemed for complimentaries. After July 2006, customers stopped earning points which could be redeemed for complimentaries. The Company recorded a liability based on the points earned times the redemption value. For cash points, the redemption value was the cash value, and the offsetting entry was a reduction in casino revenue. For complimentaries points, the redemption value was based on the average departmental cost of the free rooms, food and beverage and other services and estimated redemption patterns, and the offsetting entry was a casino operating expense.
     Advertising. The Company expenses advertising costs the first time the advertising takes place. Advertising expense of continuing operations, which is generally included in general and administrative expenses, was $119 million, $98 million and $52 million for 2006, 2005 and 2004, respectively.
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
     Property transactions, net. The Company classifies transactions related to long-lived assets – such as write-downs and impairments, demolition costs, and normal gains and losses on the sale of fixed assets – as “Property transactions, net” in the accompanying consolidated statements of income. See Note 17 for a detailed discussion of these amounts.
     Income per share of common stock. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Weighted-average common shares outstanding used in the calculation of basic earnings per share	283,140	284,943	279,325
Potential dilution from stock options and restricted stock	8,607	11,391	10,008

Weighted-average common and common equivalent shares used in the calculation of diluted earnings per share	291,747	296,334	289,333

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
     Comprehensive income. Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. Elements of the Company’s other comprehensive income are reported in the accompanying consolidated statement of stockholders’ equity, and the cumulative balance of these elements consisted of the following:

	At December 31,
	2006	2005
	(In thousands)
Derivative loss from unconsolidated affiliate, net	$137	$134
Foreign currency translation adjustments	278	(935)

	$415	$(801)

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
     The following table sets forth the allocation of purchase price (in thousands):

Current assets (including cash of $134,245)	$413,502
Property and equipment	7,130,376
Goodwill	1,221,990
Other intangible assets	245,940
Other assets	340,930
Assumed liabilities, excluding long-term debt	(591,113)
Deferred taxes	(1,495,109)

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

	Year Ended December 31,
	2005	2004
	(In thousands, except per share amounts)
Net revenues	$6,977,609	$6,509,886
Operating income	1,488,013	1,399,092
Income from continuing operations	454,365	407,176
Net income	465,539	479,455
Basic earnings per share:
Income from continuing operations	$1.59	$1.46
Net income	1.63	1.72
Diluted earnings per share:
Income from continuing operations	$1.53	$1.41
Net income	1.57	1.66
NOTE 4 — DISCONTINUED OPERATIONS
     In January 2004, the Company completed the sale of the Golden Nugget Las Vegas in downtown Las Vegas and the Golden Nugget Laughlin in Laughlin, Nevada (the “Golden Nugget Subsidiaries”), with net proceeds to the Company of $210 million. In July 2004, the Company completed the sale of the subsidiaries that owned and operated MGM Grand Australia with net proceeds to the Company of $136 million. Included in discontinued operations for the year ended December 31, 2004 is a gain on the sale of the Golden Nugget Subsidiaries of $8 million and a gain on sale of MGM Grand Australia of $74 million. In October 2006, the Company entered into an agreement to sell the Laughlin Properties for $200 million, and an agreement to sell the Primm Valley Resorts, not including the two golf courses, for $400 million. Both agreements are subject to regulatory approval and other customary closing conditions. These resorts had a combined carrying value of approximately $329 million, including assigned goodwill, at December 31, 2006.
     The results of the Laughlin Properties, Primm Valley Resorts, the Golden Nugget Subsidiaries, and MGM Grand Australia are classified as discontinued operations in the accompanying consolidated statements of income for all periods presented, as applicable. Net revenues of discontinued operations were $412 million, $353 million, and $281 million, respectively, for the years ended December 31, 2006, 2005 and 2004. Included in income from discontinued operations is an allocation of interest expense based on the ratio of the net assets of the discontinued operations to the total consolidated net assets and debt of the Company. Interest allocated to discontinued operations was $18 million, $15 million and $13 million for the years ended December 31, 2006, 2005 and 2004, respectively. The cash flows of discontinued operations are included with the cash flows of continuing operations in the accompanying consolidated statements of cash flows.
     The following table summarizes the assets and liabilities of discontinued operations (the Laughlin Properties and Primm Valley Resorts) as of December 31, 2006, included as assets held for sale and liabilities related to assets held for sale in the accompanying consolidated balance sheet:

At December 31,
2006
(In thousands)
Cash	$24,538
Accounts receivable, net	3,203
Inventories	3,196
Prepaid expenses and other	8,141

Total current assets	39,078
Property and equipment, net	316,332
Goodwill	5,000
Other assets, net	8,938

Total assets	369,348

Accounts payable	6,622
Other current liabilities	29,142

Total current liabilities	35,764
Other long-term obligations	4,495

Total liabilities	40,259

Net assets	$329,089

NOTE 5 — ACCOUNTS RECEIVABLE, NET
     Accounts receivable consisted of the following:

	At December 31,
	2006	2005
	(In thousands)
Casino	$248,044	$221,873
Hotel	175,770	173,049
Other	29,131	35,021

	452,945	429,943
Less: Allowance for doubtful accounts	(90,024)	(77,270)

	$362,921	$352,673

NOTE 6 — PROPERTY AND EQUIPMENT, NET
     Property and equipment consisted of the following:

	At December 31,
	2006	2005
	(In thousands)
Land	$7,905,430	$8,018,301
Buildings, building improvements and land improvements	7,869,972	7,595,257
Furniture, fixtures and equipment	2,954,921	2,695,746
Construction in progress	1,306,770	607,447

	20,037,093	18,916,751
Less: Accumulated depreciation and amortization	(2,795,233)	(2,375,100)

	$17,241,860	$16,541,651

NOTE 7 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
     The Company has investments in unconsolidated affiliates accounted for under the equity method. Under the equity method, carrying value is adjusted for the Company’s share of the investees’ earnings and losses, as well as capital contributions to and distributions from these companies. Investments in unconsolidated affiliates consisted of the following:

	At December 31,
	2006	2005
	(In thousands)
Marina District Development Company — Borgata (50%)	$454,354	$461,211
Elgin Riverboat Resort-Riverboat Casino — Grand Victoria (50%)	300,151	241,279
MGM Grand Paradise Limited — Macau (50%)	285,038	187,568
Circus and Eldorado Joint Venture — Silver Legacy (50%)	31,258	26,492
Other	9,795	14,604

	1,080,596	931,154

Turnberry/MGM Grand Towers — The Signature at MGM Grand (50%)	11,661	(7,400)

	$1,092,257	$923,754

     The Company’s investment in MGM Grand Paradise Limited consists of equity and subordinated debt. The Company is committed to loaning the venture up to an additional $9 million, which will be treated as an additional investment in the venture.
     As of December 31, 2006, The Signature at MGM Grand had closed sales on all the units of Tower 1 and a portion of the units in Tower 2. The Company’s share of the profits from these transactions totaled $102 million for the year ended December 31, 2006. The Company also recognized a $15 million gain in 2006 on land contributed to the venture for Towers 1 and 2. As of December 31, 2006 and 2005, the Company had deferred income related to its land contributions of $9 million and $16 million, respectively, which is classified as “Other long-term obligations” in the accompanying consolidated balance sheets. As of December 31, 2005 the Company had a negative investment balance due to cumulative distributions exceeding the book value of land contributed. Therefore, the investment balance in 2005 was classified in “Other long-term obligations.”

     Differences between the Company’s venture-level equity and investment balances are as follows:

	At December 31,
	2006	2005
	(In thousands)
Venture-level equity	$698,587	$603,015
Fair value adjustments	321,814	264,814
Capitalized interest	68,806	52,689
Other adjustments	3,050	3,236

	$1,092,257	$923,754

     The fair value adjustments at December 31, 2006 include a $90 million increase for Borgata, related to land, a $267 million increase for Grand Victoria, related to indefinite-lived gaming license rights, and a $35 million reduction for Silver Legacy related to long-term assets and long-term debt. The adjustments for Borgata and Grand Victoria are not being amortized; the adjustments for Silver Legacy are being amortized based on the useful lives of the related assets and liabilities.
     The Company recorded its share of the results of operations of the unconsolidated affiliates as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Income from unconsolidated affiliates	$254,171	$151,871	$119,658
Preopening and start-up expenses	(8,813)	(1,914)	—
Non-operating items from unconsolidated affiliates	(16,063)	(15,825)	(12,298)

	$229,295	$134,132	$107,360

     Summarized balance sheet information of the unconsolidated affiliates is as follows:

	At December 31,
	2006	2005
	(In thousands)
Current assets	$281,766	$220,708
Property and other assets, net	2,227,570	2,008,912
Current liabilities	248,931	213,135
Long-term debt and other liabilities	1,009,565	871,173
Equity	1,250,840	1,145,312
     Summarized results of operations of the unconsolidated affiliates are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Net revenues	$2,020,523	$1,243,465	$966,642
Operating expenses, except preopening expenses	(1,536,253)	(938,972)	(721,998)
Preopening and start-up expenses	(12,285)	(1,352)	—

Operating income	471,985	303,141	244,644
Interest expense	(37,898)	(35,034)	(34,698)
Other non-operating income (expense)	2,462	1,435	9,789

Net income	$436,549	$269,542	$219,735

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and other intangible assets consisted of the following:

	At December 31,
	2006	2005
	(In thousands)
Goodwill:
Mandalay acquisition (2005)	$1,216,990	$1,230,804
Mirage Resorts acquisition (2000)	76,342	76,342
Other	7,415	7,415

	$1,300,747	$1,314,561

Indefinite-lived intangible assets:
Detroit development rights	$100,056	$100,056
Trademarks, license rights and other	247,346	251,754

	347,402	351,810
Other intangible assets, net	19,798	25,669

	$367,200	$377,479

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

	Year Ended December 31,
	2006	2005
	(In thousands)
Balance, beginning of period	$1,314,561	$83,757
Goodwill acquired during the period	—	1,230,804
Finalization of the Mandalay purchase price allocation	(8,814)	—
Goodwill assigned to discontinued operations	(5,000)	—

Balance, end of the period	$1,300,747	$1,314,561

     The Company’s indefinite-lived intangible assets consist primarily of development rights in Detroit and trademarks . The Company’s finite–lived intangible assets consist primarily of customer lists amortized over five years, lease acquisition costs amortized over the life of the related leases, and certain license rights amortized over their contractual life.
NOTE 9 — OTHER ACCRUED LIABILITIES
     Other accrued liabilities consisted of the following:

	At December 31,
	2006	2005
	(In thousands)
Payroll and related	$304,924	$297,946
Advance deposits and ticket sales	163,121	120,830
Casino outstanding chip liability	89,574	100,621
Casino front money deposits	71,918	71,768
Other gaming related accruals	76,739	78,921
Taxes, other than income taxes	66,827	68,632
Other	185,141	174,802

	$958,244	$913,520

NOTE 10 — LONG-TERM DEBT
     Long-term debt consisted of the following:

	At December 31,
	2006	2005
	(In thousands)
Senior credit facility	$4,381,850	$4,775,000
$200 million 6.45% senior notes, repaid at maturity in 2006	—	200,223
$244.5 million 7.25% senior notes, repaid at maturity in 2006	—	240,353
$710 million 9.75% senior subordinated notes, due 2007, net	709,477	708,223
$200 million 6.75% senior notes, due 2007, net	197,279	192,977
$492.2 million 10.25% senior subordinated notes, due 2007, net	505,704	527,879
$180.4 million 6.75% senior notes, due 2008, net	175,951	172,238
$196.2 million 9.5% senior notes, due 2008, net	206,733	212,895
$226.3 million 6.5% senior notes, due 2009, net	227,955	228,518
$1.05 billion 6% senior notes, due 2009, net	1,053,942	1,055,232
$297.6 million 9.375% senior subordinated notes, due 2010, net	319,277	325,332
$825 million 8.5% senior notes, due 2010, net	823,197	822,705
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$132.4 million 6.375% senior notes, due 2011, net	133,529	133,725
$550 million 6.75% senior notes, due 2012	550,000	550,000
$150 million 7.625% senior subordinated debentures, due 2013, net	155,351	155,978
$500 million 6.75% senior notes due 2013	500,000	—
$525 million 5.875% senior notes, due 2014, net	522,839	522,604
$875 million 6.625% senior notes, due 2015, net	879,592	879,989
$250 million 6.875% senior notes due 2016	250,000	—
$100 million 7.25% senior debentures, due 2017, net	83,556	82,699
$750 million 7.625% senior notes due 2017	750,000	—
Floating rate convertible senior debentures due 2033	8,472	8,472
$150 million 7% debentures due 2036, net	155,900	155,961
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	—	179

	12,994,869	12,355,447
Less: Current portion	—	(14)

	$12,994,869	$12,355,433

     Amounts due within one year of the balance sheet date are classified as long-term in the accompanying consolidated balance sheets because the Company has both the intent and ability to repay these amounts with available borrowings under the senior credit facility.
     Total interest incurred during 2006, 2005 and 2004 was $900 million, $686 million and $404 million, respectively, of which $122 million, $30 million and $23 million, respectively, was capitalized and $18 million, $15 million, and $13 million, respectively, was allocated to discontinued operations.
     In October 2006, the Company entered into an amended and restated senior credit facility. The initial total capacity of the senior credit facility remains at $7 billion, with the maturity extended to 2011. The Company has the ability to solicit additional lender commitments to increase the capacity to $8 billion. The components of the senior credit facility also changed, with the term loan facility increasing to $2.5 billion and the revolving credit facility decreasing to $4.5 billion. Interest on the senior credit facility is based on the bank reference rate or Eurodollar rate. The Company’s borrowing rate on the senior credit facility was approximately 6.5% at December 31, 2006 and 5.3% at December 31, 2005. Stand-by letters of credit totaling $59 million were outstanding as of December 31, 2006, thereby reducing the availability under the senior credit facility. At December 31, 2006, the Company had approximately $2.6 billion of available borrowings under the senior credit facility.
     In February 2006, the Company repaid the $200 million 6.45% senior notes at their maturity. In October 2006, the Company repaid the $244.5 million 7.25% senior notes at their maturity. The Company repaid both issuances of senior notes with borrowings under the senior credit facility.
     In April 2006, the Company issued $500 million of 6.75% senior notes due 2013 and $250 million of 6.875% senior notes due 2016. In December 2006, the Company issued $750 million of 7.625% senior notes due 2017. The proceeds of the April 2006 and December 2006 issuances were used to repay outstanding borrowings under the senior credit facility.

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
     In August 2003, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s public debt securities. In 2004, the Company repurchased $49 million of its senior notes for $52 million. This resulted in a loss on early retirement of debt of $6 million related to repurchase premiums and unamortized debt issuance costs. The loss is classified as “Other, net” in the accompanying consolidated statements of income. In December 2004, the Company’s Board of Directors renewed its authorization for up to $100 million of additional debt securities.
     The Company attempts to limit its exposure to interest rate risk by managing the mix of its long-term fixed rate borrowings and short-term borrowings under its bank credit facilities. In the past, the Company has also utilized interest rate swap agreements to manage this risk. At December 31, 2006, the Company had no outstanding interest rate swaps. All of the Company’s interest rate swaps have met the criteria for using the “shortcut method” allowed under Statement of Financial Accounting Standards No. 133. The amounts received for the termination of past interest rate swaps, including the last $100 million swap terminated in May 2005, have been added to the carrying value of the related debt obligations and are being amortized and recorded as a reduction of interest expense over the remaining life of that debt.
     The Company and each of its material subsidiaries, excluding MGM Grand Detroit, LLC and the Company’s foreign subsidiaries, are directly liable for or unconditionally guarantee the senior credit facility, senior notes, senior debentures, and senior subordinated notes. MGM Grand Detroit, LLC is a guarantor under the senior credit facility, but only to the extent that MGM Grand Detroit, LLC borrows under such facilities. See Note 19 for consolidating condensed financial information of the subsidiary guarantors and non-guarantors. None of the Company’s assets serve as collateral for its senior credit facility, senior notes, or other long-term debt.
     The Company’s long-term debt obligations contain customary covenants requiring the Company to maintain certain financial ratios. At December 31, 2006, the Company was required to maintain a maximum leverage ratio (debt to EBITDA, as defined) of 6.5:1 and a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.0:1. As of December 31, 2006, the Company’s leverage and interest coverage ratios were 5.0:1 and 2.8:1, respectively.
     Maturities of the Company’s long-term debt as of December 31, 2006 are as follows:

(In thousands)

Years ending December 31,
2007	$1,402,233
2008	376,663
2009	1,276,330
2010	1,122,556
2011	4,914,210
Thereafter	3,860,169

12,952,161
Debt premiums	41,705
Swap deferred gain	1,003

$12,994,869

     The estimated fair value of the Company’s long-term debt at December 31, 2006 was approximately $13 billion, consistent with its book value. At December 31, 2005, the estimated fair value of the Company’s long-term debt was approximately $12.5 billion, versus its book value of $12.4 billion. The estimated fair value of the Company’s public debt securities was based on quoted market prices on or about December 31, 2006 and 2005. The estimated fair value of the Company’s senior credit facility was assumed to approximate book value due to the short-term nature of the borrowings.
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
     The income tax provision attributable to continuing operations and discontinued operations is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Continuing operations	$341,930	$231,719	$203,601
Discontinued operations	6,205	3,925	34,089

	$348,135	$235,644	$237,690

     The income tax provision attributable to income from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Current—federal	$328,068	$218,901	$197,954
Deferred—federal	8,152	4,164	(9,048)

Provision for federal income taxes	336,220	223,065	188,906

Current—state	3,920	5,252	2,851
Deferred—state	1,432	6,811	11,420

Provision for state income taxes	5,352	12,063	14,271

Current—foreign	(72)	(2,979)	424
Deferred—foreign	430	(430)	—

Provision for foreign income taxes	358	(3,409)	424

	$341,930	$231,719	$203,601

     A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2006	2005	2004
Federal income tax statutory rate	35.0%	35.0%	35.0%
State income tax (net of federal benefit)	0.4	1.2	1.7
Reversal of reserves for prior tax years	(0.8)	—	(1.0)
Foreign earnings repatriation — benefit of American Job Creation Act of 2004	—	(1.5)	—
Tax credits	(0.6)	(1.3)	(0.6)
Permanent and other items	1.0	1.3	2.0

	35.0%	34.7%	37.1%

The major tax-effected components of the Company’s net deferred tax liability are as follows:

	At December 31,
	2006	2005
	(In thousands)
Deferred tax assets—federal and state
Bad debt reserve	$35,454	$32,490
Deferred compensation	39,039	31,230
Net operating loss carryforward	5,705	7,253
Preopening and start-up costs	5,006	3,801
Accruals, reserves and other	34,316	33,413
Investments in unconsolidated affiliates	—	265
Long-term debt	6,338	20,902
Stock-based compensation	23,662	2,262
Tax credits	2,491	—

	152,011	131,616
Less: Valuation allowance	(8,308)	(5,734)

	143,703	125,882

Deferred tax liabilities—federal and state
Property and equipment	(3,385,984)	(3,350,365)
Investments in unconsolidated affiliates	(31,839)	—
Intangibles	(98,991)	(88,800)

	(3,516,814)	(3,439,165)

Deferred taxes—foreign	2,144	2,027
Less: Valuation allowance	(2,144)	(1,597)

	—	430

Net deferred tax liability	$(3,373,111)	$(3,312,853)

     For federal income tax purposes, the Company has a foreign tax credit carryforward of $2 million that will expire in 2015 if not utilized.
     For state income tax purposes, the Company has a New Jersey net operating loss carryforward of $98 million, which equates to a deferred tax asset of $6 million, after federal tax effect, and before valuation allowance. The New Jersey net operating loss carryforwards began to expire in 2005.
     At December 31, 2006, there is a $6 million valuation allowance provided on certain New Jersey state net operating loss carryforwards and other New Jersey state deferred tax assets, a valuation allowance of $2 million on the foreign tax credit, and a $2 million valuation allowance related to certain foreign deferred tax assets because management believes these assets do not meet the “more likely than not” criteria for recognition under SFAS 109. Management believes all other deferred tax assets are more likely than not to be realized because of the future reversal of existing taxable temporary differences and expected future taxable income. Accordingly, there are no other valuation allowances provided at December 31, 2006.
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

     At December 31, 2006, the Company was obligated under non-cancelable operating leases and capital leases to make future minimum lease payments as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)
Years ending December 31,
2007	$16,367	$1,800
2008	13,796	808
2009	11,792	296
2010	10,928	300
2011	10,706	92
Thereafter	354,956	—

Total minimum lease payments	$418,545	3,296

Less: Amounts representing interest		(238)

Total obligations under capital leases		3,058
Less: Amounts due within one year		(1,610)

Amounts due after one year		$1,448

     The majority of the operating lease amounts relate to ground leases for land in Primm, Nevada. These lease obligations are included in the pending sale of the Primm Valley Resorts. The current and long-term obligations under capital leases are included in “Other accrued liabilities” and “Other long-term obligations,” respectively, in the accompanying consolidated balance sheets. Rental expense for operating leases, including rental expense of discontinued operations, was $29 million, $28 million and $13 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     Detroit Development Agreement. Under the August 2002 revised development agreement with the City of Detroit, MGM Grand Detroit, LLC and the Company are subject to certain obligations in exchange for the ability to develop a permanent casino complex. The Company recorded an intangible asset (development rights, deemed to have an indefinite life) in connection with its obligations under the revised development agreement. Outstanding obligations include continued letter of credit support for $50 million of bonds issued by the Economic Development Corporation of the City of Detroit, which mature in 2009. In addition, the City required an indemnification of up to $20 million for certain litigation related to the permanent casino process, of which $2.5 million had been paid as of December 31, 2006. In April 2005, the Sixth Court of Appeals ruled on all outstanding aspects of the Lac Vieux-related litigation, including approving the settlement agreement among Lac Vieux, MotorCity Casino and Greektown Casino, dismissing Lac Vieux’s request for a reselection process for the subsidiary’s MGM Grand Detroit’s casino franchise and lifting the injunction prohibiting the City and the casino developers from commencing construction of the permanent hotel-casino complexes. At December 31, 2006 the Company has an accrual of $2.5 million for the remaining litigation subject to the indemnification. In addition to the above obligations, the Company began paying the City of Detroit 2% of gaming revenues beginning January 1, 2006.
     New York Racing Association. The Company has entered into a definitive agreement with the New York Racing Association (“NYRA”) to manage video lottery terminals (“VLTs”) at NYRA’s Aqueduct horseracing facility in metropolitan New York. Subject to receipt of requisite New York State approvals, the Company will assist in the development of the facility, including providing project financing up to $190 million, and will manage the facility for a term of five years (extended automatically if the financing provided by the Company is not fully repaid) for a fee. The Company believes that its agreement with respect to installation of VLTs at Aqueduct would extend past the expiration of NYRA’s current racing franchise and would be binding on any successor to NYRA in the event NYRA is not granted a new racing franchise. NYRA’s recent filing for reorganization under Chapter 11 has introduced additional uncertainties, but the Company remains committed to the development once these uncertainties are resolved.

     The Signature at MGM Grand. The Company provided guarantees for the debt financing on Towers 1, 2 and 3 of The Signature at MGM Grand. The loan amounts for Towers 1 and 2 have been completely repaid as of December 31, 2006, relieving the Company’s guaranty obligation for Towers 1 and 2. The Company’s obligation on Tower 3 generally provides for a guaranty of 50% of the principal and interest, with the guaranty decreasing by 50% relative to the principal when construction is 50% complete. The remaining 50% of interest and principal obligations is guaranteed by affiliates of the venture’s other investor. The Company and the affiliates have also jointly and severally provided a completion guaranty.
     The maximum borrowings allowed for Tower 3 is $186 million. At December 31, 2006, the Company had recorded a guaranty obligation liability of $1 million for Tower 3, classified in “Other long-term obligations” in the accompanying consolidated balance sheets.
     Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At December 31, 2006, the Company had provided a $50 million letter of credit to support the Economic Development Corporation of the City of Detroit bonds referred to above, which are a liability of the Company.
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
     Stock repurchases. Share repurchases are only conducted under repurchase programs approved by the Board of Directors and publicly announced. Share repurchase activity was as follows:

	Year Ended December 31,
	2006	2005	2004
		(In thousands)
November 2003 authorization (16 million shares purchased)	$—	$—	$348,895
July 2004 authorization (6.5 million and 5.5 million shares purchased)	246,892	217,316	—

	$246,892	$217,316	$348,895

Average price of shares repurchased	$37.98	$39.51	$21.80
     At December 31, 2006, the Company had 8 million shares available for repurchase under the July 2004 authorization.

NOTE 14 — STOCK-BASED COMPENSATION
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
     The impact of adopting SFAS 123(R) was as follows, due to the incremental compensation cost recognized for employee stock options and stock appreciation rights:

Year Ended
December 31,
2006
(In thousands, except
per share amounts)
Incremental stock-based compensation under SFAS123(R)	$71,186
Less: Amounts capitalized	(798)

Total stock-based compensation recognized as expense	$70,388

Recorded in continuing operations	$69,121

Recorded in discontinued operations	$1,267

Reduction of income from continuing operations	$45,090

Reduction in net income	$45,914

Reduction in basic earnings per share	$0.16

Reduction in diluted earnings per share	$0.16

     In addition, SFAS 123(R) requires the excess tax benefits from stock option exercises – tax deductions in excess of compensation cost recognized – to be classified as a financing activity. Previously, all tax benefits from stock option exercises were classified as operating activities. Had the Company not adopted SFAS 123(R), the $48 million of excess tax benefits classified as a financing cash inflow would have been classified as an operating cash inflow.

\

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
     To date, the Committee has only awarded stock options and stock appreciation rights under the omnibus plan. The Company’s practice has been to issue new shares upon the exercise of stock options. Under the Company’s previous plans, the Committee had issued stock options and restricted stock. Stock options and stock appreciation rights granted under all plans generally have either 7-year or 10-year terms, and in most cases are exercisable in either four or five equal annual installments. Restrictions on restricted shares granted under a previous plan lapsed 50% on the third anniversary date after the grant and 50% on the fourth anniversary date after the grant.
     As of December 31, 2006, the aggregate number of share-based awards available for grant under the omnibus plan was 4.7 million. A summary of activity under the Company’s share-based payment plans for the year ended December 31, 2006 is presented below:
Stock options and stock appreciation rights

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Term	($000’s)
Outstanding at January 1, 2006	34,825	$22.93
Granted	1,914	42.54
Exercised	(5,623)	15.85
Forfeited or expired	(584)	27.95

Outstanding at December 31, 2006	30,532	25.37	5.6	$976,050

Vested and expected to vest at December 31, 2006	29,615	25.27	5.6	$921,203

Exercisable at December 31, 2006	10,602	18.89	5.2	$407,700

     The total intrinsic value of stock options and stock appreciation rights exercised during the year ended December 31, 2006, 2005 and 2004 was $166 million, $256 million, and $115 million, respectively. The Company received proceeds from the exercise of employee stock options of $89 million, $146 million and $136 million for the years ended December 31, 2006, 2005 and 2004, respectively. The total income tax benefits from stock option exercises during the year ended December 31, 2006, 2005 and 2004 were $56 million, $89 million and $39 million, respectively. As of December 31, 2006, there was a total of $99 million of unamortized compensation related to stock options and stock appreciation rights, which cost is expected to be recognized over a weighted-average period of 2.3 years.
Restricted stock

		Weighted
		Average
	Shares	Grant-Date
	(000’s)	Fair Value
Nonvested at January 1, 2006	834	$17.59
Granted	—	—
Vested	(830)	17.59
Forfeited	(4)	17.62

Nonvested at December 31, 2006	—	—

     During the year ended December 31, 2006, restrictions lapsed with respect to 830,000 shares with a total fair value of $15 million. During the year ended December 31, 2005, restrictions lapsed with respect to 852,000 shares with a total fair value of $15 million. In the year ended December 31, 2006 and 2005, certain recipients of restricted shares elected to use a portion of the shares in which restrictions lapsed to pay required withholding taxes. Approximately 280,000 and 261,000 shares, respectively, were surrendered in the years ended December 31, 2006 and 2005. As of December 31, 2006, there was no unamortized compensation related to restricted stock.
     Recognition of compensation cost. The following table shows information about compensation cost recognized:

	Year Ended December 31,
	2006	2005	2004
		(In thousands)
Compensation cost:
Stock options and stock appreciation rights	$71,386	$139	$78
Restricted stock	3,038	7,184	7,092

Total compensation cost	74,424	7,323	7,170
Less: Compensation cost capitalized	(798)	—	—

Compensation cost recognized as expense	73,626	7,323	7,170
Less: Related tax benefit	(24,901)	(1,204)	(1,326)

Compensation expense, net of tax benefit	$48,725	$6,119	$5,844

     Compensation cost for stock options and stock appreciation rights was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions (assumptions in 2005 were used to compute the pro forma compensation for disclosure purposes only):

	Year Ended December 31,
	2006	2005	2004
		(In thousands)
Expected volatility	33%	37%	42%
Expected term	4.1 years	4.3 years	5.0 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.9%	3.8%	3.4%
Forfeiture rate	4.6%	0%	0%
Weighted-average fair value of options granted	$14.50	$12.73	$9.55
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
     Pro forma disclosures. Had the Company accounted for these plans during 2005 and 2004 under the fair value method allowed by SFAS 123, the Company’s net income and earnings per share would have been reduced to recognize the fair value of employee stock options, as follows:

	Year Ended December 31,
	2005	2004
	(In thousands)
Net income
As reported	$443,256	$412,332
Incremental stock-based compensation under SFAS 123, net of tax benefit	(47,934)	(22,963)

Pro forma	$395,322	$389,369

Basic earnings per share
As reported	$1.56	$1.48

Pro forma	$1.39	$1.39

Diluted earnings per share
As reported	$1.50	$1.43

Pro forma	$1.33	$1.35

NOTE 15 — EMPLOYEE BENEFIT PLANS
     Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $189 million in 2006, $161 million in 2005 and $86 million in 2004 under such plans. The plans’ sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any.
     The Company is self-insured for most health care benefits for its non-union employees. The liability for claims filed and estimates of claims incurred but not reported – $24 million and $28 million at December 31, 2006 and 2005, respectively – is included in “Other accrued liabilities” in the accompanying consolidated balance sheets.
     The Company has retirement savings plans under Section 401(k) of the Internal Revenue Code for eligible employees. The plans allow employees to defer, within prescribed limits, up to 30% of their income on a pre-tax basis through contributions to the plans. The Company matches, within prescribed limits, a portion of eligible employees’ contributions. In the case of certain union employees, the Company contributions to the plan are based on hours worked. The Company recorded charges for 401(k) contributions of $27 million in 2006, $19 million in 2005 and $12 million in 2004.
     The Company maintains a nonqualified deferred retirement plan for certain key employees. The plan allows participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax deferred earnings, plus investment earnings on the deferred balances, as a retirement fund. Participants receive a Company match of up to 4% of salary, net of any Company match received under the Company’s 401(k) plan. All employee deferrals vest immediately. The Company matching contributions vest ratably over a three-year period. The Company recorded charges for matching contributions of $2 million in 2006 and 2005 and $1 million in 2004.
     The Company implemented a supplemental executive retirement plan (“SERP”) for certain key employees effective January 1, 2001. The SERP is a nonqualified plan under which the Company makes quarterly contributions which are intended to provide a retirement benefit that is a fixed percentage of a participant’s estimated final five-year average annual salary, up to a maximum of 65%. Company contributions and investment earnings on the contributions are tax-deferred and accumulate as a retirement fund. Employees do not make contributions under this plan. A portion of the Company contributions and investment earnings thereon vests after three years of SERP participation and the remaining portion vests after both five years of SERP participation and 10 years of continuous service. The Company recorded expense under this plan of $7 million in 2006, $6 million in 2005 and $5 million in 2004.
NOTE 16 — RESTRUCTURING COSTS
     Restructuring costs (credit) consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Contract termination costs	$—	$—	$3,693
Other	1,035	(59)	1,932

	$1,035	$(59)	$5,625

     There were no material restructuring activities in 2006 and 2005. At December 31, 2006, there were no material restructuring accruals as all material restructuring costs have been fully paid or otherwise resolved. In 2004, restructuring costs include $3 million for contract termination costs related to the Aqua restaurant at Bellagio and $2 million of workforce reduction costs at MGM Grand Detroit as a result of the Company’s efforts to minimize the impact of a gaming tax increase in Michigan.

NOTE 17 — PROPERTY TRANSACTIONS, NET
     Property transactions, net consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Impairment of assets to be disposed of	$40,865	$22,651	$473
Write-off of abandoned capital projects	—	5,971	—
Demolition costs	348	5,362	7,057
Insurance recoveries	(86,016)	—	—
Other net losses on asset sales or disposals	3,823	3,037	704

	$(40,980)	$37,021	$8,234

     Impairments in 2006 included $22 million related to the write-off of the tram connecting Bellagio and Monte Carlo, including the stations at both resorts, in preparation for construction of CityCenter. Other impairments related to assets being replaced in connection with several smaller capital projects, primarily at MGM Grand Las Vegas, Mandalay Bay and The Mirage, as well as the $4 million write-off of Luxor’s investment in the Hairspray show. Insurance recoveries in 2006 relate to the interim insurance recoveries received related to property damage from Hurricane Katrina in excess of the book value of the damaged assets and post-storm costs incurred as of December 31, 2006. See Note 2 under “Financial statement impact of Hurricane Katrina” for further discussion.
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
     Demolition costs in 2004 primarily relate to the Bellagio room remodel and expansion projects and the KÀ theatre at MGM Grand Las Vegas.
NOTE 18 — RELATED PARTY TRANSACTIONS
     Borgata leases 10 acres from the Company on a long-term basis for use in its current operations and for its expansion, and nine acres from the Company on a short-term basis for surface parking. Total payments received from Borgata under these lease agreements were $6 million, $4 million, and $1 million for the years ended December 31, 2006, 2005, and 2004, respectively.
     Prior to the Mandalay merger the Company made payments to Monte Carlo for lost business as a result of closing the tram between Bellagio and Monte Carlo in preparation for the Bellagio expansion. These payments totaled $1 million and $4 million in 2005 and 2004, respectively.
     The Company pays legal fees to a firm affiliated with the Company’s general counsel. Payments to the firm totaled $8 million, $13 million, and $4 million for the years ended December 31, 2006, 2005, and 2004, respectively. At December 31, 2006, the Company owed the firm $5 million.
     The Company has occasionally chartered aircraft from its majority shareholder, Tracinda, and pays Tracinda at market rates. Payments to Tracinda for the use of its aircraft totaled $2 million for the year ended December 31, 2006; amounts in 2005 and 2004 were not material.

NOTE 19 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, and the senior and senior subordinated notes of the Company and its subsidiaries. The guarantor subsidiaries are 100% owned. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 is as follows:

	As of and for the Year Ended December 31, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Balance Sheet
Current assets	$95,361	$1,369,711	$49,679	$—	$1,514,751
Real estate under development	—	188,433	—	—	188,433
Property and equipment, net	—	16,797,263	456,569	(11,972)	17,241,860
Investments in subsidiaries	16,563,917	300,560	—	(16,864,477)	—
Investments in unconsolidated affiliates	—	792,106	300,151	—	1,092,257
Other non-current assets	94,188	1,911,362	103,387	—	2,108,937

	$16,753,466	$21,359,435	$909,786	$(16,876,449)	$22,146,238

Current liabilities	$227,743	$1,364,472	$55,885	$—	$1,648,100
Intercompany accounts	(1,478,207)	1,339,654	138,553	—	—
Deferred income taxes	3,441,157	—	—	—	3,441,157
Long-term debt	10,712,047	2,173,972	108,850	—	12,994,869
Other long-term obligations	1,177	161,458	49,928	—	212,563
Stockholders’ equity	3,849,549	16,319,879	556,570	(16,876,449)	3,849,549

	$16,753,466	$21,359,435	$909,786	$(16,876,449)	$22,146,238

Statement of Income
Net revenues	$—	$6,714,659	$461,297	$—	$7,175,956
Equity in subsidiaries earnings	1,777,144	167,262	—	(1,944,406)	—
Expenses:
Casino and hotel operations	19,251	3,543,026	251,109	—	3,813,386
General and administrative	20,713	993,732	56,497	—	1,070,942
Corporate expense	40,151	121,356	—	—	161,507
Preopening and start-up expenses	523	32,526	3,313	—	36,362
Restructuring costs	—	1,035	—	—	1,035
Property transactions, net	10,872	(51,853)	1	—	(40,980)
Depreciation and amortization	2,398	611,045	16,184	—	629,627

	93,908	5,250,867	327,104	—	5,671,879

Income from unconsolidated affiliates	—	218,063	36,108	—	254,171

Operating income	1,683,236	1,849,117	170,301	(1,944,406)	1,758,248
Interest expense, net	(708,902)	(40,407)	140	—	(749,169)
Other, net	(1,978)	(29,962)	787	—	(31,153)

Income from continuing operations before income taxes	972,356	1,778,748	171,228	(1,944,406)	977,926
Provision for income taxes	(312,288)	(25,676)	(3,966)	—	(341,930)

Income from continuing operations	660,068	1,753,072	167,262	(1,944,406)	635,996
Discontinued operations	(11,804)	24,072	—	—	12,268

Net income	$648,264	$1,777,144	$167,262	$(1,944,406)	$648,264

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(896,346)	$1,984,375	$153,923	$—	$1,241,952
Net cash provided by (used in) investing activities	5,300	(1,369,878)	(283,241)	(4,608)	(1,652,427)
Net cash provided by (used in) financing activities	874,485	(503,801)	134,732	4,608	510,024

	As of and for the Year Ended December 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Balance Sheet
Current assets	$89,153	$885,991	$43,439	$—	$1,018,583
Property and equipment, net	7,113	16,373,113	173,397	(11,972)	16,541,651
Investments in subsidiaries	14,569,623	183,208	—	(14,752,831)	—
Investments in unconsolidated affiliates	127,902	904,138	241,279	(342,165)	931,154
Other non-current assets	86,011	2,018,809	103,212	—	2,208,032

	$14,879,802	$20,365,259	$561,327	$(15,106,968)	$20,699,420

Current liabilities	$345,195	$1,148,306	$41,067	$—	$1,534,568
Intercompany accounts	(1,794,833)	1,726,415	68,418	—	—
Deferred income taxes	3,378,371	—	—	—	3,378,371
Long-term debt	9,713,754	2,641,679	—	—	12,355,433
Other long-term obligations	2,243	143,733	50,000	—	195,976
Stockholders’ equity	3,235,072	14,705,126	401,842	(15,106,968)	3,235,072

	$14,879,802	$20,365,259	$561,327	$(15,106,968)	$20,699,420

Statement of Income
Net revenues	$—	$5,687,750	$441,093	$—	$6,128,843
Equity in subsidiaries earnings	1,228,651	152,107	—	(1,380,758)	—
Expenses:
Casino and hotel operations	—	3,082,987	233,883	—	3,316,870
General and administrative	—	834,166	55,640	—	889,806
Corporate expense	13,797	116,836	—	—	130,633
Preopening and start-up expenses	—	15,249	503	—	15,752
Restructuring costs (credit)	—	(59)	—	—	(59)
Property transactions, net	—	36,587	434	—	37,021
Depreciation and amortization	2,390	531,586	26,650	—	560,626

	16,187	4,617,352	317,110	—	4,950,649

Income from unconsolidated affiliates	—	120,330	31,541	—	151,871

Operating income	1,212,464	1,342,835	155,524	(1,380,758)	1,330,065
Interest expense, net	(517,617)	(112,506)	1,402	—	(628,721)
Other, net	(14,293)	(20,005)	39	—	(34,259)

Income before income taxes	680,554	1,210,324	156,965	(1,380,758)	667,085
Provision for income taxes	(227,374)	—	(4,345)	—	(231,719)

Income from continuing operations	453,180	1,210,324	152,620	(1,380,758)	435,366
Discontinued operations	(9,924)	17,814	—	—	7,890

Net income	$443,256	$1,228,138	$152,620	$(1,380,758)	$443,256

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(449,590)	$1,471,372	$161,014	$—	$1,182,796
Net cash provided by (used in) investing activities	(4,587,820)	(618,007)	(93,687)	(3,303)	(5,302,817)
Net cash provided by (used in) financing activities	5,043,152	(732,145)	(251,484)	3,303	4,062,826

	For the Year Ended December 31, 2004
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Statement of Income
Net revenues	$—	$3,579,862	$421,942	$—	$4,001,804
Equity in subsidiaries earnings	948,143	117,686	—	(1,065,829)	—
Expenses:
Casino and hotel operations	—	1,927,258	211,386	—	2,138,644
General and administrative	—	505,662	59,725	—	565,387
Corporate expense	11,988	65,922	—	—	77,910
Preopening and start-up expenses	129	10,147	—	—	10,276
Restructuring costs	—	4,118	1,507	—	5,625
Property transactions, net	(1,521)	9,400	355	—	8,234
Depreciation and amortization	1,039	351,457	30,277	—	382,773

	11,635	2,873,964	303,250	—	3,188,849

Income from unconsolidated affiliates	—	119,658	—	—	119,658

Operating income	936,508	943,242	118,692	(1,065,829)	932,613
Interest expense, net	(311,825)	(49,129)	(966)	—	(361,920)
Other, net	162	(22,092)	47	—	(21,883)

Income from continuing operations before income taxes	624,845	872,021	117,773	(1,065,829)	548,810
Provision for income taxes	(203,900)	—	299	—	(203,601)

Income from continuing operations	420,945	872,021	118,072	(1,065,829)	345,209
Discontinued operations	(8,613)	17,317	58,419	—	67,123

Net income	$412,332	$889,338	$176,491	$(1,065,829)	$412,332

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(351,000)	$1,038,957	$141,290	$—	$829,247
Net cash provided by (used in) investing activities	(20,325)	(448,995)	125,856	(4,289)	(347,753)
Net cash provided by (used in) financing activities	381,467	(599,480)	(112,248)	4,289	(325,972)

NOTE 20 — SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share amounts)
2006
Net revenues	$1,774,368	$1,760,508	$1,795,042	$1,846,038	$7,175,956
Operating income	413,353	417,422	419,397	508,076	1,758,248
Income from continuing operations	139,762	143,341	153,765	199,128	635,996
Net income	144,037	146,394	156,262	201,571	648,264
Basic income per share:
Income from continuing operations	$0.49	$0.50	$0.55	$0.70	$2.25
Net income	0.51	0.51	0.55	0.71	2.29
Diluted income per share
Income from continuing operations	$0.48	$0.49	$0.53	$0.68	$2.18
Net income	0.49	0.50	0.54	0.69	2.22

2005
Net revenues	$1,145,067	$1,624,474	$1,700,802	$1,658,500	$6,128,843
Operating income	290,109	369,488	330,578	339,890	1,330,065
Income from continuing operations	110,919	137,891	89,932	96,624	435,366
Net income	111,079	141,168	93,210	97,799	443,256
Basic income per share:
Income from continuing operations	$0.39	$0.48	$0.31	$0.34	$1.53
Net income	0.39	0.49	0.33	0.34	1.56
Diluted income per share:
Income from continuing operations	$0.38	$0.46	$0.30	$0.33	$1.47
Net income	0.38	0.48	0.31	0.33	1.50
     Because income per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year. Quarterly financial results for the first, second, and third quarters of 2006 and all four quarters in 2005 have been restated to reflect discontinued operations related to the pending sales of Primm Valley Resorts and the Laughlin Properties.
     As disclosed in Note 2, Beau Rivage closed in August 2005 due to damage sustained from Hurricane Katrina and re-opened one year later. In addition, we recorded income from insurance recoveries of $86 million, pre-tax, in the fourth quarter of 2006. The impact on diluted net income per share of the insurance recoveries was $0.19 for the fourth quarter and full year of 2006.
NOTE 21 — SUBSEQUENT EVENT
     In February 2007, the Company entered into an operating agreement to form a 50/50 joint venture with Jeanco Realty Development, LLC. The venture will master plan and develop a mixed-use community in Jean, Nevada. The Company will contribute the Jean Properties and surrounding land to the joint venture. Nevada Landing is expected to close in April 2007.

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
Dated: February 28, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Terrence Lanni J. Terrence Lanni	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/ James J. Murren James J. Murren	President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	February 28, 2007

/s/ John T. Redmond	President and Chief Executive Officer —	February 28, 2007
John T. Redmond	MGM Grand Resorts, LLC and Director

/s/ Robert H. Baldwin	President and Chief Executive Officer —	February 28, 2007
Robert H. Baldwin	Mirage Resorts, Incorporated, President— CityCenter and Director

/s/ Gary N. Jacobs Gary N. Jacobs	Executive Vice President, General Counsel, Secretary and Director	February 28, 2007

James D. Aljian	Director

Signature	Title	Date

/s/ Willie D. Davis	Director	February 28, 2007
Willie D. Davis

/s/ Alexander M. Haig, Jr.	Director	February 28, 2007
Alexander M. Haig, Jr.

/s/ Alexis M. Herman	Director	February 28, 2007
Alexis M. Herman

/s/ Roland Hernandez	Director	February 28, 2007
Roland Hernandez

/s/ Kirk Kerkorian	Director	February 28, 2007
Kirk Kerkorian

/s/ Anthony Mandekic	Director	February 28, 2007
Anthony Mandekic

/s/ Rose McKinney-James	Director	February 28, 2007
Rose McKinney-James

/s/ Ronald M. Popeil	Director	February 28, 2007
Ronald M. Popeil

/s/ Melvin B. Wolzinger	Director	February 28, 2007
Melvin B. Wolzinger

MGM MIRAGE
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

			Additions		Deductions
	Balance at	Provision for	from	Write-offs,	related to	Balance at
	Beginning of	Doubtful	Mandalay	net of	Discontinued	End of
Description	Period	Accounts	Acquisition	Recoveries	Operations	Period
Allowance for Doubtful Accounts
Year Ended December 31, 2006	$77,270	$47,950	$—	$(34,658)	$(538)	$90,024
Year Ended December 31, 2005	59,760	25,846	14,423	(22,759)	—	77,270
Year Ended December 31, 2004	79,087	(3,629)	—	(15,698)	—	59,760

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1(28)	Guaranty Agreement, dated July 19, 2006, by MGM MIRAGE in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Lenders from time to time party to a Construction Loan Agreement with the Borrower, Turnberry/MGM Grand Tower C, LLC.

10.4(7)	Amendment Agreement to the Subscription and Shareholders Agreement, dated January 20, 2007, among Pansy Ho, Grand Paradise Macau Limited, MGMM Macau, Ltd., MGM MIRAGE Macau, Ltd., MGM MIRAGE and MGM Grand Paradise Limited (formerly N.V. Limited).

21	List of subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

99	Description of Regulation and Licensing

*	Management contract or compensatory plan or arrangement.

**	Exhibits 32.1 and 32.2 shall not be deemed filed with the Securities and Exchange Commission, nor shall they be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Securities Exchange Act of 1934 or the Securities Act of 1933, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.