Form 10-Q
period 2007-03-31
MGM MIRAGE
filed 2007-05-10
CIK 789570

UNITED STATES SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, $.01 par value	Outstanding at May 7, 2007 283,650,683 shares

MGM MIRAGE AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$313,967	$452,944
Accounts receivable, net	373,391	362,921
Inventories	124,500	118,459
Income tax receivable	—	18,619
Deferred income taxes	70,405	68,046
Prepaid expenses and other	133,620	124,414
Assets held for sale	418,936	369,348

Total current assets	1,434,819	1,514,751

Real estate under development	244,520	188,433

Property and equipment, net	17,630,756	17,241,860

Other assets
Investments in unconsolidated affiliates	1,086,189	1,092,257
Goodwill	1,269,591	1,300,747
Other intangible assets, net	364,564	367,200
Deposits and other assets, net	527,330	440,990

Total other assets	3,247,674	3,201,194

	$22,557,769	$22,146,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$157,022	$182,154
Construction payable	296,064	234,486
Income taxes payable	38,695	—
Accrued interest on long-term debt	194,343	232,957
Other accrued liabilities	905,503	958,244
Liabilities related to assets held for sale	43,325	40,259

Total current liabilities	1,634,952	1,648,100

Deferred income taxes	3,378,256	3,441,157
Long-term debt	13,240,315	12,994,869
Other long-term obligations	372,648	212,563

Commitments and contingencies (Note 5)

Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares; issued 365,005,233 and 362,886,027 shares; outstanding 283,528,206 and 283,909,000 shares	3,650	3,629
Capital in excess of par value	2,895,060	2,806,636
Treasury stock, at cost: 81,477,027 and 78,997,027 shares	(1,771,707)	(1,597,120)
Retained earnings	2,804,162	2,635,989
Accumulated other comprehensive income	433	415

Total stockholders’ equity	3,931,598	3,849,549

	$22,557,769	$22,146,238

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited )

	Three Months Ended
	March 31,
	2007	2006
Revenues
Casino	$811,939	$780,258
Rooms	549,004	508,398
Food and beverage	417,449	369,044
Entertainment	134,248	98,980
Retail	68,250	64,486
Other	122,070	105,795

	2,102,960	1,926,961
Less: Promotional allowances	(173,525)	(152,593)

	1,929,435	1,774,368

Expenses
Casino	418,108	411,032
Rooms	141,774	132,700
Food and beverage	244,382	216,371
Entertainment	98,145	72,892
Retail	44,391	43,886
Other	72,245	55,022
General and administrative	285,105	250,111
Corporate expense	33,955	36,652
Preopening and start-up expenses	14,276	6,181
Restructuring costs	—	804
Property transactions, net	5,019	23,485
Depreciation and amortization	168,277	147,433

	1,525,677	1,396,569

Income from unconsolidated affiliates	41,375	35,554

Operating income	445,133	413,353

Non-operating income (expense)
Interest income	2,657	2,745
Interest expense, net	(184,011)	(192,849)
Non-operating items from unconsolidated affiliates	(5,106)	(3,595)
Other, net	(2,728)	(3,044)

	(189,188)	(196,743)

Income from continuing operations before income taxes	255,945	216,610
Provision for income taxes	(92,935)	(76,848)

Income from continuing operations	163,010	139,762

Discontinued operations
Income from discontinued operations	7,846	6,482
Provision for income taxes	(2,683)	(2,207)

	5,163	4,275

Net income	$168,173	$144,037

Basic earnings per share of common stock
Income from continuing operations	$0.57	$0.49
Discontinued operations	0.02	0.02

Net income per share	$0.59	$0.51

Diluted earnings per share of common stock
Income from continuing operations	$0.55	$0.48
Discontinued operations	0.02	0.01

Net income per share	$0.57	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited )

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income	$168,173	$144,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168,277	155,273
Amortization of debt discounts, premiums and issuance costs	(1,732)	(765)
Provision for doubtful accounts	9,039	16,325
Stock-based compensation	13,827	23,405
Property transactions, net	5,019	23,469
Income from unconsolidated affiliates	(33,037)	(29,241)
Distributions from unconsolidated affiliates	46,978	32,048
Deferred income taxes	(22,716)	(32,414)
Change in current assets and liabilities:
Accounts receivable	(19,658)	18,134
Inventories	(6,815)	(5,627)
Income taxes receivable and payable	62,505	(45,331)
Prepaid expenses and other	(9,746)	(5,749)
Accounts payable and accrued liabilities	(109,976)	(128,965)
Increase in real estate under development	(56,087)	(6,466)
Residential sales deposits, net	50,863	—
Hurricane Katrina insurance recoveries	7,295	—
Change in Hurricane Katrina insurance receivable	(1,170)	(11,247)
Other	(14,779)	(7,131)

Net cash provided by operating activities	256,260	139,755

Cash flows from investing activities
Capital expenditures, net	(580,689)	(321,154)
Dispositions of property and equipment	15,096	94
Investments in unconsolidated affiliates	—	(32,000)
Hurricane Katrina insurance recoveries	48,475	3,750
Other	(26,440)	(6,576)

Net cash used in investing activities	(543,558)	(355,886)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities — maturities of 90 days or less	(497,700)	355,000
Borrowings under bank credit facilities — maturities longer than 90 days	1,000,000	3,500,000
Repayments under bank credit facilities — maturities longer than 90 days	(250,000)	(3,500,000)
Retirement of senior notes	—	(200,000)
Debt issuance costs	—	(140)
Issuance of common stock	36,433	13,177
Purchases of common stock	(174,586)	(38,484)
Excess tax benefits from stock-based compensation	32,651	6,181
Other	(308)	(502)

Net cash provided by financing activities	146,490	135,232

Cash and cash equivalents
Net decrease for the period	(140,808)	(80,899)
Change in cash related to discontinued operations	1,831	—
Balance, beginning of period	452,944	377,933

Balance, end of period	$313,967	$297,034

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$228,781	$254,566
Federal, state and foreign income taxes paid, net of refunds	20,401	150,139

Non-cash investing and financing activities
Increase in construction payable	61,578	38,275
The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
     Organization. MGM MIRAGE (the “Company”) is a Delaware corporation, incorporated on January 29, 1986. As of March 31, 2007, approximately 56% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, owns and/or operates casino resorts.
     The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, Mandalay Bay, Mirage, Luxor, Treasure Island (“TI”), New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas and Slots-A-Fun. Other Nevada operations include Circus Circus Reno, Colorado Belle and Edgewater in Laughlin (the “Laughlin Properties”), Gold Strike in Jean, and Railroad Pass in Henderson. The Company has a 50% investment in Silver Legacy in Reno, which is adjacent to Circus Circus Reno. In addition, the Company owns 50% interests in the entities developing The Signature at MGM Grand, which is adjacent to MGM Grand Las Vegas. The Signature is a condominium-hotel development, with two towers open and a final tower currently under construction. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, and Primm Valley Golf Club at the California/Nevada state line.
     In October 2006, the Company entered into an agreement to sell Buffalo Bill’s, Primm Valley, and Whiskey Pete’s casino resorts, collectively the “Primm Valley Resorts,” not including the Primm Valley Golf Club. The Company completed the sale of Primm Valley resorts in April 2007, with net proceeds to the Company of approximately $398 million. Also in October 2006, the Company entered into an agreement to sell the Laughlin Properties for $200 million. The Company expects to complete the sale of the Laughlin Properties in the second quarter of 2007, and the agreement is subject to regulatory approval and other customary closing conditions. In February 2007, the Company entered into an agreement to contribute Gold Strike, Nevada Landing (which closed in March 2007) and surrounding land, collectively the “Jean Properties,” to a joint venture. The joint venture’s purpose is to develop a mixed-use community on the site. See Note 2 for further discussion of these transactions.
     The Company and its local partners own MGM Grand Detroit, LLC, which operates a casino in an interim facility located in downtown Detroit, Michigan. MGM Grand Detroit, LLC is currently developing a permanent casino facility, expected to open in late 2007 at a construction cost of approximately $725 million, excluding preopening, land, and license costs. Preopening costs are estimated to be $30 million. The permanent casino is located on a 25-acre site with a carrying value of approximately $50 million. In addition, the Company recorded license rights with a carrying value of $100 million as a result of MGM Grand Detroit’s obligations to the City of Detroit in connection with the permanent casino development agreement.
     The Company also owns and operates two resorts in Mississippi — Beau Rivage in Biloxi and Gold Strike Tunica. Beau Rivage reopened in August 2006, after having been closed due to damage sustained as a result of Hurricane Katrina in August 2005.
     The Company has 50% interests in two resorts outside of Nevada — Borgata and Grand Victoria. Borgata is a casino resort located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. The Company owns additional land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, a portion of which is being utilized for an expansion of Borgata, and a portion of which is available for future development. Grand Victoria is a riverboat in Elgin, Illinois — an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort.

     The Company owns 50% of MGM Grand Paradise Limited, a joint venture with Pansy Ho Chiu-king that is constructing and will operate a hotel-casino resort, MGM Grand Macau, in Macau S.A.R. Construction of MGM Grand Macau is estimated to cost approximately $775 million, excluding preopening, land rights and license costs. Preopening costs are estimated to be $75 million. The land rights are estimated to cost approximately $60 million. The subconcession agreement, which allows MGM Grand Paradise Limited to operate a casino in Macau, cost $200 million. The resort is anticipated to open in late 2007.
     The Company is developing CityCenter on the Las Vegas Strip, between Bellagio and Monte Carlo. CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room non-gaming boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 470,000 square feet of retail shops, dining and entertainment venues; and approximately 2.3 million square feet of residential space in approximately 2,700 luxury condominium and condominium-hotel units in multiple towers. The overall construction cost of CityCenter is estimated at approximately $7.4 billion, excluding preopening and land costs. Preopening costs are estimated to be $200 million. CityCenter is located on a 67-acre site with a carrying value of approximately $1 billion. After estimated proceeds of $2.7 billion from the sale of residential units, net construction cost is estimated at approximately $4.7 billion. CityCenter is expected to open in late 2009.
     Financial statement impact of Hurricane Katrina. The Company maintained insurance covering both property damage and business interruption as a result of wind and flood damage sustained at Beau Rivage. Business interruption coverage covered lost profits and other costs incurred during the construction period and up to six months following the re-opening of the facility.
     Non-refundable insurance recoveries received in excess of the net book value of damaged assets, clean-up and demolition costs, and post-storm costs have been recognized as income in the period received based on the Company’s estimate of the total claim for property damage and business interruption compared to the recoveries received at that time.
     As of March 31, 2007, the Company had received insurance recoveries of $411 million. This amount exceeds the $260 million total of net book value of damaged assets, clean-up and demolition costs, and post-storm operating costs by $151 million; therefore no write-down or demolition expense was recorded and post storm operating costs were offset by expected recoveries within “General and administrative” expenses. Depreciation of non-damaged assets was classified as “Depreciation and amortization.” Of the $151 million excess, $86 million was received on a non-refundable basis and was reported as income within “Property transactions, net” during the fourth quarter of 2006. The remaining $65 million has been deferred because the related payments were submitted to the Company under reservation of rights on behalf of the insurance carriers; such amounts are included in “Other accrued liabilities” in the accompanying consolidated balance sheet as of March 31, 2007.
     Insurance recoveries are classified in the statement of cash flows based on the coverage to which they relate. Recoveries related to business interruption are classified as operating cash flows and recoveries related to property damage are classified as investing cash flows. However, the Company’s insurance policy includes undifferentiated coverage for both property damage and business interruption. Therefore, the Company classified insurance recoveries as being related to property damage until the full $160 million of damaged assets and demolition costs were recovered and classified additional recoveries up to the amount of the post-storm costs incurred as being related to business interruption. Insurance recoveries beyond that amount have been classified as operating or financing based on the total proceeds received to date compared to the total expected recoveries to be received upon final settlement of our insurance claims. During the three months ended March 31, 2007, insurance recoveries of $7 million have been classified as operating cash flows. During the three months ended March 31, 2007 and 2006, insurance recoveries of $48 million and $4 million, respectively, have been classified as investing activities.

     Adoption of FIN 48. Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that tax positions be assessed using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts, and are classified as current (“Other accrued liabilities”) or long-term (“Other long-term liabilities”) based on the time until expected payment. A cumulative effect adjustment to retained earnings was not required as a result of the implementation of FIN 48.
     As of January 1, 2007, the Company had a total of $97 million of unrecognized tax benefits. The total amount of these unrecognized tax benefits that, if recognized, would affect the effective tax rate is $20 million.
     As of March 31, 2007 the Company had a total of $67 million of unrecognized tax benefits. The total amount of these unrecognized tax benefits that, if recognized, would affect the effective tax rate is $21 million. The net decrease in the amount of unrecognized tax benefits from the date of adoption resulted primarily from the closure during the first quarter of 2007 of an Internal Revenue Service (IRS) examination of federal income tax returns for the years ended December 31, 2001 and 2002. The Company agreed to an additional assessment of taxes and associated interest of $2 million and will protest at IRS Appeals certain issues that remained un-agreed at the closure of the examination. The Company reduced unrecognized tax benefits in the amount of $33 million and recorded corresponding reductions in goodwill related to the acquisition of Mirage Resorts, Incorporated and income tax expense of $29 million and $4 million, respectively. We do not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. This policy did not change as a result of the adoption of FIN 48. The Company had $3 million in interest, net of federal benefit, related to unrecognized tax benefits accrued as of January 1, 2007 and no amounts were accrued for penalties as of such date.
     The Company files income tax returns in the U.S. federal jurisdiction, various state & local jurisdictions, and foreign jurisdictions, although the taxes paid in foreign jurisdictions are not material. As of January 1, 2007, the Company was no longer subject to examination of its U.S. federal income tax returns filed for years ended prior to 2001. While the IRS examination of the 2001 and 2002 tax years closed during the first quarter of 2007, the statute of limitations for assessing tax for such years has been extended in order for the Company to complete the appeals process for issues that were not agreed upon at the closure of the examination. The IRS is currently examining the Company’s federal income tax returns for the 2003 and 2004 tax years. The tax returns for subsequent years are also subject to examination.
     As of January 1, 2007, with few exceptions, the Company was no longer subject to examination of its various state and local tax returns filed for years ended prior to 2003. During the first quarter of 2007, the City of Detroit initiated an examination of a Mandalay Resort Group subsidiary return for the pre-acquisition year ended April 25, 2005. No other state or local income tax returns are under examination.
     Basis of presentation. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2006 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments — which include only normal recurring adjustments — necessary to present fairly the Company’s financial position as of March 31, 2007 and the results of its operations and cash flows for the three month periods ended March 31, 2007 and 2006. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications, which have no effect on previously reported net income, have been made to the 2006 financial statements to conform to the 2007 presentation.

NOTE 2 — ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
     The sale of the Primm Valley Resorts in April 2007 resulted in an estimated pre-tax gain of approximately $200 million, which will be recorded in the second quarter of 2007. The Company expects to recognize gains on the sale of the Laughlin Properties and the contribution of the Jean Properties to a joint venture.
     The assets and liabilities of the Primm Valley Resorts, the Laughlin Properties, and the Jean Properties are classified as held for sale at March 31, 2007 and December 31, 2006 (Primm Valley Resorts and Laughlin Properties only) in the accompanying consolidated balance sheets. Nevada Landing closed in March 2007 and the carrying value of its building assets were written-off. These amounts are included in “Property transactions, net” in the accompanying consolidated statement of income for the three month period ended March 31, 2007 — see note 10 for further discussion.
     The following table summarizes the assets held for sale and liabilities related to assets held for sale in the accompanying consolidated balance sheets:

	March 31,	December 31,
	2007	2006
	(In thousands)
Cash	$22,709	$24,538
Accounts receivable, net	3,352	3,203
Inventories	3,970	3,196
Prepaid expenses and other	8,206	8,141

Total current assets	38,237	39,078
Property and equipment, net	364,110	316,332
Goodwill	5,000	5,000
Other assets, net	11,589	8,938

Total assets	418,936	369,348

Accounts payable	5,959	6,622
Other current liabilities	32,212	29,142

Total current liabilities	38,171	35,764
Other long-term obligations	5,154	4,495

Total liabilities	43,325	40,259

Net assets	$375,611	$329,089

     The results of the Laughlin Properties and Primm Valley Resorts are classified as discontinued operations in the accompanying consolidated statements of income for all periods presented. Due to our continuing investment in the Jean Properties, the results of these operations have not been classified as discontinued operations in the accompanying consolidated statements of income.
     Net revenues of discontinued operations were $97 million and $104 million, respectively, for the three month periods ended March 31, 2007 and 2006. Included in income from discontinued operations is an allocation of interest expense based on the ratio of net assets of the discontinued operations to total consolidated net assets and debt of the Company. Interest allocated to discontinued operations was $4 million and $5 million for the three month periods ended March 31, 2007 and 2006, respectively. The cash flows of discontinued operations are included with the cash flows of continuing operations in the accompanying consolidated statements of cash flows.

NOTE 3 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
     Investments in unconsolidated affiliates consisted of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Marina District Development Company — Borgata (50%)	$457,083	$454,354
Elgin Riverboat Resort—Riverboat Casino — Grand Victoria (50%)	299,819	300,151
MGM Grand Paradise Limited — MGM Grand Macau (50%)	287,361	285,038
Circus and Eldorado Joint Venture — Silver Legacy (50%)	32,114	31,258
Other	9,812	9,795

	1,086,189	1,080,596

Turnberry/MGM Grand Towers — The Signature at MGM Grand (50%)	(3,766)	11,661

	$1,082,423	$1,092,257

     The Company’s investment in MGM Grand Paradise Limited consists of equity and subordinated debt. The Company is committed to lending the venture up to an additional $8 million, which will be treated as an additional investment in the venture.
     During 2006, The Signature at MGM Grand had closed sales on all of the units in Tower 1 and substantially all of the units in Tower 2. Accordingly, the Company recognized its share of profits from sales of these units during 2006. During the three months ended March 31, 2007, the Company recognized $7 million for its share of the profits from additional sales of units in Tower 2. The Company also recognized a gain of $1 million for the three month period ended March 31, 2007 on land contributed to the venture. No sales had closed as of March 31, 2006; therefore, no income was recognized during the three month period ended March 31, 2006. As of March 31, 2007, the Company had deferred income related to its land contributions, primarily related to Tower 3, of $8 million, which is classified as “Other long-term obligations” in the accompanying consolidated balance sheets. As of March 31, 2007, the Company had a negative investment balance due to cumulative distributions exceeding cumulative profits and the carrying value of land contributed. Therefore, the investment balance as of March 31, 2007 was also classified in “Other long-term obligations.”
     The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

Three months ended March 31,	2007	2006
	(In thousands)
Income from unconsolidated affiliates	$41,375	$35,554
Preopening and start-up expenses	(3,232)	(2,718)
Non-operating items from unconsolidated affiliates	(5,106)	(3,595)

	$33,037	$29,241

NOTE 4 — LONG-TERM DEBT
     Long-term debt consisted of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Senior credit facility	$4,634,150	$4,381,850
$710 million 9.75% senior subordinated notes, due 2007, net	709,791	709,477
$200 million 6.75% senior notes, due 2007, net	198,433	197,279
$492.2 million 10.25% senior subordinated notes, due 2007, net	499,960	505,704
$180.4 million 6.75% senior notes, due 2008, net	176,948	175,951
$196.2 million 9.5% senior notes, due 2008, net	205,132	206,733
$226.3 million 6.5% senior notes, due 2009, net	227,808	227,955
$1.05 billion 6% senior notes, due 2009, net	1,053,610	1,053,942
$297.6 million 9.375% senior subordinated notes, due 2010, net	317,704	319,277
$825 million 8.5% senior notes, due 2010, net	823,320	823,197
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$132.4 million 6.375% senior notes, due 2011, net	133,477	133,529
$550 million 6.75% senior notes, due 2012	550,000	550,000
$150 million 7.625% senior subordinated debentures, due 2013, net	155,187	155,351
$500 million 6.75% senior notes, due 2013	500,000	500,000
$525 million 5.875% senior notes, due 2014, net	522,900	522,839
$875 million 6.625% senior notes, due 2015, net	879,489	879,592
$250 million 6.875% senior notes, due 2016	250,000	250,000
$100 million 7.25% senior debentures, due 2017, net	83,784	83,556
$750 million 7.625% senior notes due 2017	750,000	750,000
Floating rate convertible senior debentures due 2033	8,472	8,472
$150 million 7% debentures due 2036, net	155,885	155,900
$4.3 million 6.7% debentures, due 2096	4,265	4,265

	$13,240,315	$12,994,869

     Amounts due within one year of the balance sheet date are classified as long-term in the accompanying consolidated balance sheets because the Company has both the intent and ability to repay these amounts with available borrowings under the senior credit facility.
     Interest expense, net consisted of the following:

Three months ended March 31,	2007	2006
	(In thousands)
Total interest incurred	$233,253	$214,665
Interest capitalized	(44,818)	(17,279)
Interest allocated to discontinued operations	(4,424)	(4,537)

	$184,011	$192,849

     The senior credit facility has a total capacity of $7 billion, which matures in 2011. The Company has the ability to solicit additional lender commitments to increase the capacity to $8 billion. The components of the senior credit facility include a term loan facility of $2.5 billion and a revolving credit facility of $4.5 billion. At March 31, 2007, the Company had approximately $2.3 billion of available borrowing capacity under the senior credit facility.
     The Company’s long-term debt obligations contain customary covenants requiring the Company to maintain certain financial ratios. At March 31, 2007, the Company was required to maintain a maximum leverage ratio (debt to EBITDA, as defined) of 6.5:1 and a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.0:1. At March 31, 2007, the Company’s leverage and interest coverage ratios were 5.0:1 and 2.8:1, respectively.
     In May 2007, the Company entered into an agreement to issue $750 million of 7.5% senior notes due 2016, with closing scheduled for May 17, 2007.

NOTE 5 — COMMITMENTS AND CONTINGENCIES
     The Signature at MGM Grand. The Company provided guarantees for the debt financing on Towers 1, 2 and 3 of The Signature at MGM Grand. The loan amounts for Towers 1 and 2 have been completely repaid, relieving the Company’s guaranty obligation for Towers 1 and 2. The Company’s obligation on Tower 3 generally provides for a guaranty of 25% of the principal and 50% of the interest. An additional 25% of principal and 50% of interest is guaranteed by affiliates of the venture’s other investor. The Company and the affiliates have also jointly and severally provided a completion guaranty.
     The maximum borrowings allowed for Tower 3 is $186 million. At March 31, 2007, the Company had recorded a guaranty obligation liability of $1 million for Tower 3, classified in “Other long-term obligations” in the accompanying consolidated balance sheet.
     The M Resort. The Company has committed, subject to certain conditions, to finance $160 million of the development cost of The M Resort in the form of a subordinated convertible note. The M Resort is a planned casino resort, ten miles south of Bellagio. The note matures eight years from its effective date and contains certain optional and mandatory redemption provisions. The Company has the right to convert such note into a 50% equity interest in The M Resort beginning 18 months after the note’s issuance if not repaid.
     Land Acquisitions. In April 2007, the Company entered into an agreement to purchase a 26-acre parcel of land, located on the Las Vegas Strip north of its Circus Circus Las Vegas property, for approximately $444 million, which is expected to close in the second quarter of 2007. Separately, the Company agreed to purchase several parcels of adjacent land, totaling approximately eight acres, for approximately $131 million, which closed in May 2007.
NOTE 6 — INCOME PER SHARE OF COMMON STOCK
     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

Three months ended March 31,	2007	2006
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	284,021	284,200
Potential dilution from stock options and restricted stock	11,556	8,583

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	295,577	292,783

NOTE 7 — COMPREHENSIVE INCOME
     Comprehensive income consisted of the following:

Three months ended March 31,	2007	2006
	(In thousands)
Net income	$168,173	$144,037
Currency translation adjustment	18	97
Derivative income from unconsolidated affiliate, net of tax	—	3

	$168,191	$144,137

NOTE 8 — STOCKHOLDERS’ EQUITY
     Stock repurchases. In the three months ended March 31, 2007, the Company repurchased 2.5 million shares of common stock at a total cost of $175 million, leaving 5.5 million shares available for repurchase under a July 2004 authorization. In the three months ended March 31, 2006, the Company repurchased one million shares of common stock at a total cost of $38 million.
NOTE 9 — STOCK-BASED COMPENSATION
     The Company adopted an omnibus incentive plan in 2005 which allows it to grant stock options, stock appreciation rights, restricted stock, and other stock-based awards to eligible directors, officers and employees. The plans are administered by the Compensation Committee (the “Committee”) of the Board of Directors. Salaried officers, directors and other key employees of the Company and its subsidiaries are eligible to receive awards. The Committee has discretion under the omnibus plan regarding which type of awards to grant, the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:
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
     As of March 31, 2007, the aggregate number of share-based awards available for grant under the omnibus plan was 4.4 million. A summary of activity under the Company’s share-based payment plans for the three months ended March 31, 2007 is presented below:
Stock options and stock appreciation rights

		Weighted
		Average
	Shares	Exercise
	(000’s)	Price
Outstanding at January 1, 2007	30,532	$25.37
Granted	744	65.04
Exercised	(2,119)	17.19
Forfeited or expired	(155)	30.42

Outstanding at March 31, 2007	29,002	26.97

Exercisable at March 31, 2007	11,740	17.92

     The total intrinsic value of stock options and stock appreciation rights exercised during the three month periods ended March 31, 2007 and 2006 was $111 million and $23 million, respectively. The total income tax benefits from stock option exercises during the three month periods ended March 31, 2007 and 2006 were $38 million and $8 million, respectively. As of March 31, 2007, there was a total of $100 million of unamortized compensation related to stock options and stock appreciation rights, which cost is expected to be recognized over a weighted-average period of 2.3 years.

     The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) on January 1, 2006 using the modified prospective method. The Company recognizes the fair value of awards granted under the Company’s omnibus plan in the income statement based on the fair value of these awards measured at the date of grant using the Black-Scholes model. For awards granted prior to adoption, the unamortized expense is being recognized on an accelerated basis, since this was the method used for disclosure purposes prior to the adoption of SFAS 123(R). For awards granted after adoption, such expense is being recognized on a straight-line basis over the vesting period of the awards. Forfeitures are estimated at the time of grant, with such estimate updated periodically and with actual forfeitures recognized currently to the extent they differ from the estimate.
     The following table shows information about compensation cost recognized:

Three months ended March 31,	2007	2006
	(In thousands)
Compensation cost:
Stock options and stock appreciation rights	$14,133	$21,912
Restricted stock	—	1,834

Total compensation cost	14,133	23,746
Less: Compensation cost capitalized	(306)	(341)

Compensation cost recognized as expense	13,827	23,405
Less: Related tax benefit	(4,797)	(7,837)

Compensation expense, net of tax benefit	$9,030	$15,568

     Compensation cost for stock options and stock appreciation rights was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

Three months ended March 31,	2007	2006
Expected volatility	30%	33%
Expected term	4.1 years	4.1 years
Expected dividend yield	0%	0%
Risk-free interest rate	4.5%	4.6%
Forfeiture rate	4.6%	4.6%
Weighted-average fair value of options granted	$20.15	$12.62
NOTE 10 — PROPERTY TRANSACTIONS, NET
     Net property transactions consisted of the following:

Three months ended March 31,	2007	2006
	(In thousands)
Write-downs and impairments	$5,097	$23,466
Demolition costs	—	14
Net (gains) losses on sale or disposal of fixed assets	(78)	5

	$5,019	$23,485

     Write-downs and impairments in 2007 primarily related to the write-off of the carrying value of the building assets of Nevada Landing which closed in March 2007.
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

NOTE 11 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION
     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of March 31, 2007 and December 31, 2006 and for the three month periods ended March 31, 2007 and 2006 is as follows:
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of March 31, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$97,771	$1,300,472	$36,576	$—	$1,434,819
Real estate under development	—	244,520	—	—	244,520
Property and equipment, net	—	17,108,922	533,806	(11,972)	17,630,756
Investments in subsidiaries	17,032,044	322,305	—	(17,354,349)	—
Investments in unconsolidated affiliates	—	786,370	299,819	—	1,086,189
Other non-current assets	93,747	1,964,366	103,372	—	2,161,485

	$17,223,562	$21,726,955	$973,573	$(17,366,321)	$22,557,769

Current liabilities	$205,199	$1,365,245	$64,508	$—	$1,634,952
Intercompany accounts	(1,306,572)	1,164,295	142,277	—	—
Deferred income taxes	3,378,256	—	—	—	3,378,256
Long-term debt	10,944,109	2,167,056	129,150	—	13,240,315
Other non-current liabilities	70,972	251,748	49,928	—	372,648
Stockholders’ equity	3,931,598	16,778,611	587,710	(17,366,321)	3,931,598

	$17,223,562	$21,726,955	$973,573	$(17,366,321)	$22,557,769

	As of December 31, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$95,361	$1,369,711	$49,679	$—	$1,514,751
Real estate under development	—	188,433	—	—	188,433
Property and equipment, net	—	16,797,263	456,569	(11,972)	17,241,860
Investments in subsidiaries	16,563,917	300,560	—	(16,864,477)	—
Investments in unconsolidated affiliates	—	792,106	300,151	—	1,092,257
Other non-current assets	94,188	1,911,362	103,387	—	2,108,937

	$16,753,466	$21,359,435	$909,786	$(16,876,449)	$22,146,238

Current liabilities	$227,743	$1,364,472	$55,885	$—	$1,648,100
Intercompany accounts	(1,478,207)	1,339,654	138,553	—	—
Deferred income taxes	3,441,157	—	—	—	3,441,157
Long-term debt	10,712,047	2,173,972	108,850	—	12,994,869
Other non-current liabilities	1,177	161,458	49,928	—	212,563
Stockholders’ equity	3,849,549	16,319,879	556,570	(16,876,449)	3,849,549

	$16,753,466	$21,359,435	$909,786	$(16,876,449)	$22,146,238

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended March 31, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,813,301	$116,134	$—	$1,929,435
Equity in subsidiaries’ earnings	417,841	36,977	—	(454,818)	—
Expenses:
Casino and hotel operations	3,750	950,723	64,572	—	1,019,045
General and administrative	4,046	266,703	14,356	—	285,105
Corporate expense	5,734	28,221	—	—	33,955
Preopening and start-up expenses	192	11,705	2,379	—	14,276
Restructuring costs	—	—	—	—	—
Property transactions, net	472	4,546	1	—	5,019
Depreciation and amortization	449	161,866	5,962	—	168,277

	14,643	1,423,764	87,270	—	1,525,677

Income from unconsolidated affiliates	—	32,289	9,086	—	41,375

Operating income	403,198	458,803	37,950	(454,818)	445,133
Interest income (expense), net	(157,363)	(23,874)	(117)	—	(181,354)
Other, net	13,974	(22,006)	198	—	(7,834)

Income from continuing operations before income taxes	259,809	412,923	38,031	(454,818)	255,945
Provision for income taxes	(88,760)	(3,121)	(1,054)	—	(92,935)

Income from continuing operations	171,049	409,802	36,977	(454,818)	163,010
Discontinued operations	(2,876)	8,039	—	—	5,163

Net income	$168,173	$417,841	$36,977	$(454,818)	$168,173

	For the Three Months Ended March 31, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,659,275	$115,093	$—	$1,774,368
Equity in subsidiaries’ earnings	414,844	44,365	—	(459,209)	—
Expenses:
Casino and hotel operations	5,803	863,077	63,023	—	931,903
General and administrative	6,636	229,096	14,379	—	250,111
Corporate expense	11,765	24,887	—	—	36,652
Preopening and start-up expenses	158	5,430	593	—	6,181
Restructuring costs	—	804	—	—	804
Property transactions, net	—	23,487	(2)	—	23,485
Depreciation and amortization	815	143,701	2,917	—	147,433

	25,177	1,290,482	80,910	—	1,396,569

Income from unconsolidated affiliates	—	24,627	10,927	—	35,554

Operating income	389,667	437,785	45,110	(459,209)	413,353
Interest income (expense), net	(164,622)	(25,585)	103	—	(190,104)
Other, net	(48)	(6,787)	196	—	(6,639)

Income from continuing operations before income taxes	224,997	405,413	45,409	(459,209)	216,610
Provision for income taxes	(78,011)	2,207	(1,044)	—	(76,848)

Income from continuing operations	146,986	407,620	44,365	(459,209)	139,762
Discontinued operations	(2,949)	7,224	—	—	4,275

Net income	$144,037	$414,844	$44,365	$(459,209)	$144,037

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Three Months Ended March 31, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(249,798)	$466,185	$39,873	$—	$256,260
Net cash used in investing activities	—	(468,663)	(73,636)	(1,259)	(543,558)
Net cash provided by (used in) financing activities	270,418	(147,990)	22,803	1,259	146,490

	For the Three Months Ended March 31, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(295,696)	$391,813	$43,638	$—	$139,755
Net cash used in investing activities	—	(298,813)	(55,956)	(1,117)	(355,886)
Net cash provided by (used in) financing activities	287,831	(156,997)	3,281	1,117	135,232

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Overview
     At March 31, 2007, our primary operations consisted of 22 wholly-owned casino resorts and 50% investments in three other casino resorts, including:

Las Vegas, Nevada:	Bellagio, MGM Grand Las Vegas, Mandalay Bay, Mirage, Luxor, TI, New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas and Slots-A-Fun. Boardwalk closed in early 2006 in preparation for CityCenter — see “Other Factors Affecting Liquidity.”

Other domestic:	The Primm Valley Resorts (Whiskey Pete’s, Buffalo Bill’s and Primm Valley Resort) in Primm, Nevada; Circus Circus Reno and Silver Legacy (50% owned) in Reno, Nevada; Colorado Belle and Edgewater in Laughlin, Nevada (the “Laughlin Properties”); Gold Strike in Jean, Nevada; Railroad Pass in Henderson, Nevada; MGM Grand Detroit; Beau Rivage in Biloxi, Mississippi and Gold Strike Tunica in Tunica, Mississippi; Borgata (50% owned) in Atlantic City, New Jersey; and Grand Victoria (50% owned) in Elgin, Illinois.
     Other operations include the Shadow Creek golf course in North Las Vegas; two golf courses south of Primm, Nevada at the California state line; Fallen Oak golf course in Saucier, Mississippi; a 50% investment in The Signature at MGM Grand, a condominium-hotel development adjacent to MGM Grand Las Vegas; and a 50% investment in MGM Grand Paradise Limited, which is constructing a casino resort in Macau.
     In October 2006, we agreed to sell the Primm Valley Resorts, not including the two golf courses. Also in October 2006, we entered into an agreement to sell the Laughlin Properties. We completed the sale of the Primm Valley Resorts in April 2007. In February 2007, we entered into an agreement to contribute Gold Strike and Nevada Landing (the “Jean Properties”) and surrounding land to a joint venture, and we closed Nevada Landing in March 2007. See “Other Factors Affecting Liquidity.”
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
     Most of our revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our resorts generate significant operating cash flow. Our industry is capital intensive and we rely heavily on the ability of our resorts to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

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
     Financial Results
     The following discussion is based on our consolidated financial statements for the three months ended March 31, 2007 and 2006. On a consolidated basis, the most important factors and trends contributing to our operating performance for the periods were:
•	Continued year-over-year increases in room pricing and stable occupancy at our resorts, leading to strong hotel results.

•	Ongoing investments in new restaurants, lounges, entertainment venues and other resort amenities, leading to strong non-gaming revenues.

•	The closure of Beau Rivage in August 2005 as a result of Hurricane Katrina and the reopening of the property in August 2006. For the three months ended March 31, 2007, Beau Rivage earned operating income of $16 million.

•	Recognition of our share of profits from the sale of units of The Signature at MGM Grand. The venture records revenue and cost of sales as units close. Profits related to Tower 1 and Tower 2 were recognized as the buildings were completed and the sale of the units closed beginning with the completion of Tower 1 in May 2006. Sales of units in Tower 3 are expected to begin to close in the second quarter of this year. For the three months ended March 31, 2007, we recognized income of approximately $8 million related to units closed and the recognition of deferred profit on land contributed to the venture. Such income is classified in “Income from unconsolidated affiliates” in the accompanying consolidated statements of income.
     Our net revenue increased 9% in the first quarter over the prior year period. Excluding Beau Rivage, net revenue increased 3%. In addition to added revenues from Beau Rivage, the key drivers for the increase in revenues were strong room pricing and increased revenues from new restaurants, night clubs, and shows at several of our resorts. Our customer mix consisted of a higher percentage of convention customers in 2007, a factor which was partially responsible for strong room pricing, but also likely negatively impacted gaming results. The 3% same-store revenue increase was achieved despite having 98,000, or 3%, fewer room nights available on a same-store basis due to room remodel activity.
     Operating income increased 8% for the quarter to $445 million as a result of the positive impacts described above and the profit recognition on Tower 2 of the Signature at MGM Grand. Operating margins were consistent with the prior year period. As discussed further below in “Operating Results — Details of Certain Charges,” during the first quarter of 2007 we had lower property transactions partially offset by an increase in preopening and start-up expenses. Income from continuing operations increased 17% over the 2006 quarter primarily as a result of the above factors.

     Operating Results — Detailed Revenue Information
     The following table presents details of our net revenues:

	Three Months Ended March 31,
		Percentage
	2007	Change	2006
	(In thousands)
Casino revenue, net:
Table games	$324,928	(3)%	$335,464
Slots	457,433	10%	414,736
Other	29,578	(2)%	30,058

Casino revenue, net	811,939	4%	780,258

Non-casino revenue:
Rooms	549,004	8%	508,398
Food and beverage	417,449	13%	369,044
Entertainment, retail and other	324,568	21%	269,261

Non-casino revenue	1,291,021	13%	1,146,703

	2,102,960	9%	1,926,961
Less: Promotional allowances	(173,525)	14%	(152,593)

	$1,929,435	9%	$1,774,368

     Table games revenue decreased 3% from the prior year quarter, 10% excluding Beau Rivage, primarily due to a 7% decrease in table games volume at our Las Vegas Strip resorts. Table games hold percentages were near the mid-point of the Company’s normal range in both periods. Slots revenue decreased 2% excluding Beau Rivage. Increases in slot revenues at Bellagio and MGM Grand Las Vegas were offset by decreases at several of our other resorts. These results were impacted by room remodel activity and a higher percentage of convention customers. In addition, our mid-market resorts may have been impacted by economic concerns among consumers such as the slow down in housing in many markets.
     Non-casino revenue increased in 2007 primarily due to a 6% increase in room rates and new amenities, primarily new restaurants and nightclubs, at several resorts. Entertainment revenues benefited from the addition of Love, the newest Cirque du Soleil show located at The Mirage, which opened in July 2006. Additionally, other revenue in 2007 includes $11 million from the room rental program for Towers 1 and 2 at The Signature at MGM Grand. Room revenues increased 8% overall, 5% on a same-store basis despite having 98,000 less available room nights in the current year due to remodel projects, primarily at Mandalay Bay and Excalibur. Average rates increased 8% at our Las Vegas Strip resorts. Las Vegas Strip REVPAR increased 9%, led by double-digit percentage increases at Mandalay Bay, The Mirage, and TI. The following table shows key hotel statistics for our Las Vegas Strip resorts:

Three months ended March 31,	2007	2006

Occupancy %	96%	95%
Average Daily Rate (ADR)	$169	$157
Revenue per Available Room (REVPAR)	162	149
     Operating Results — Details of Certain Charges
     Preopening and start-up expenses were $14 million in the 2007 quarter versus $6 million in 2006, and included amounts related primarily to CityCenter, MGM Grand Macau, the permanent facility at MGM Grand Detroit and The Signature at MGM Grand.
     Property transactions, net consisted of the following:

Three months ended March 31,	2007	2006
	(In thousands)
Write-downs and impairments	$5,097	$23,466
Demolition costs	—	14
Net (gains) losses on sale or disposal of fixed assets	(78)	5

	$5,019	$23,485

     Write-downs and impairments in 2007 primarily related to the write-off of the carrying value of the Nevada Landing building assets due to its closure in March 2007.

     Write-downs and impairments in 2006 included $22 million related to the write-off of the tram connecting Bellagio and Monte Carlo, including the stations at both resorts, in preparation for construction of CityCenter. CityCenter will feature a state-of-the-art people mover system that will reconnect Bellagio with Monte Carlo, with the stations at each resort completely redesigned as well.
     Non-operating Results
     Net interest expense decreased to $184 million in the 2007 first quarter from $193 million in the 2006 period. Gross interest was higher due to larger average balances outstanding and higher rates, but was offset by increased capitalized interest due to construction of CityCenter and the MGM Grand Detroit permanent casino.
Liquidity and Capital Resources
     Cash Flows — Operating Activities
     Operating cash flow was $256 million for the three months ended March 31, 2007, an increase from $140 million in the prior year period. This increase was primarily due to the increase in operating income and lower income tax payments. Tax payments in the prior year included a $112 million payment for the gain on the sale of MotorCity Casino in Detroit, part of the acquisition of Mandalay Resort Group. In the first quarter of 2007, real estate under development increased $56 million related to construction of the CityCenter residential components. At March 31, 2007, we held cash and cash equivalents of $314 million.
     Cash Flows — Investing Activities
     Capital expenditures in the three months ended March 31, 2007 primarily consisted of the following, excluding capitalized interest:
•	CityCenter — $244 million;

•	MGM Grand Detroit permanent casino/hotel — $66 million;

•	Beau Rivage rebuilding — $40 million.
     Remaining 2007 capital expenditures consisted of approximately $65 million on room remodel projects primarily at Excalibur and Mandalay Bay, expenditures for corporate aircraft, and routine capital expenditures at the Company’s resorts. Offsetting these expenditures was $48 million in insurance recoveries related to Hurricane Katrina property damage.
     In 2006, capital expenditures were $321 million, and included expenditures for the Mirage theatre, CityCenter, the permanent casino in Detroit, and rebuilding at Beau Rivage.
     Cash Flows — Financing Activities
     In the three months ended March 31, 2007, we borrowed net debt of $252 million. The increase in net debt was due primarily to the level of capital expenditures and share repurchases. At March 31, 2007 our senior credit facility had an outstanding balance of $4.6 billion, with available liquidity of $2.3 billion.
     We repurchased 2.5 million shares of our common stock in the three months ended March 31, 2007 at a cost of $175 million, leaving 5.5 million shares available under our current share repurchase authorization. We received proceeds of $36 million from the exercise of stock options in the three months ended March 31, 2007.

     Other Factors Affecting Liquidity
     Long-term Debt Payable in 2007. We have a total of $1.4 billion in senior notes and senior subordinated notes that we expect to repay at maturity in the second and third quarters of 2007.
     Issuance of Long-term Debt in 2007. In May 2007, we entered into an agreement to issue $750 million of 7.5% senior notes due 2016, with closing scheduled for May 17, 2007.
     Distributions from The Signature at MGM Grand. Tower 1 of The Signature at MGM Grand was completed in the second quarter of 2006. We received distributions totaling $51 million related to Tower 1. Distributions for Tower 2 began in 2006 and as of March 31, 2007, we had received $64 million of such distributions. We expect to receive additional minor distributions on Tower 2, as well as the majority of distributions on Tower 3, in 2007. Tower 3 is expected to be completed in the second quarter of 2007 and closings will begin shortly thereafter.
     Sale of Primm Valley Resorts and Laughlin Properties. In October 2006, we entered into an agreement to sell Colorado Belle and Edgewater for $200 million and an agreement to sell the Primm Valley Resorts for $400 million. In April 2007 we completed the sale of Primm Valley Resorts with net proceeds to us of $398 million. The pending sale of the Laughlin Properties is subject to regulatory approval and other customary closing conditions, and we expect the sale to be completed by the end of the second quarter.
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
     We believe CityCenter will cost approximately $7.4 billion, excluding preopening and land costs. Preopening costs are estimated to be $200 million. CityCenter is located on a 67-acre site with a carrying value of approximately $1 billion. After estimated proceeds of $2.7 billion from the sale of residential units, we believe the net construction cost will be approximately $4.7 billion. We expect the project to open in late 2009.
     Detroit Permanent Casino. The MGM Grand Detroit permanent casino resort is expected to open in late 2007 at a cost of approximately $725 million, excluding preopening, land and license costs, and will feature a 400-room hotel, 100,000-square foot casino, numerous restaurant and entertainment amenities, and spa and convention facilities. Preopening costs are estimated to be $30 million. The permanent casino is located on a 25-acre site with a carrying value of approximately $50 million. In addition, we recorded license rights with a carrying value of $100 million as a result of MGM Grand Detroit’s obligations to the City of Detroit in connection with the permanent casino development agreement.
     Macau. We own 50% of MGM Grand Paradise Limited, an entity which is developing, and will operate, MGM Grand Macau, a hotel-casino resort in Macau S.A.R. Pansy Ho Chiu-king owns the other 50% of MGM Grand Paradise Limited. MGM Grand Macau is located on a prime site and will feature at least 375 table games and 900 slots with room for significant expansion. Other features will include approximately 600 rooms, suites and villas, a luxurious spa, convention space, a variety of dining destinations, and other attractions. MGM Grand Macau is estimated to cost approximately $775 million, excluding preopening, land rights and license costs. Preopening costs are estimated to be $75 million. The land rights are estimated to cost approximately $60 million. The subconcession agreement, which allows MGM Grand Paradise Limited to operate a casino in Macau, cost $200 million. Construction of MGM Grand Macau began in the second quarter of 2005 and the resort is anticipated to open in late 2007. We have invested $266 million in the venture and are committed to lending the venture up to an additional $8 million. The venture has obtained a $700 million bank credit facility which, along with equity contributions and shareholder loans, is expected to be sufficient to fund the construction of MGM Grand Macau.

     MGM Grand Paradise Limited recently announced that it has been engaged in discussions with the Government of Macau S.A.R concerning the development of its second major resort project in Macau to be located in Cotai. The site, scope and financing related to this project are still being evaluated.
     New York Racing Association. In 2005, we entered into a definitive agreement with the New York Racing Association (“NYRA”) to manage video lottery terminals (“VLTs”) at NYRA’s Aqueduct horseracing facility in metropolitan New York which was subject to receipt of requisite New York State approvals. We were not able to come to an agreement with NYRA and the state of New York and announced in April 2007 that we have decided not to pursue this project further.
     Mashantucket Pequot Tribal Nation. We have entered into a series of agreements to implement a strategic alliance with the Mashantucket Pequot Tribal Nation (“MPTN”), which owns and operates Foxwoods Casino Resort in Ledyard, Connecticut. Under the strategic alliance, we are consulting with MPTN in the development of a new $700 million casino resort currently under construction adjacent to the existing Foxwoods casino resort. The new resort will utilize the “MGM Grand” brand name and is scheduled to open in Spring 2008. We have also formed a jointly owned company with MPTN — Unity Gaming, LLC — to acquire or develop future gaming and non-gaming enterprises. We will provide a loan of up to $200 million to finance a portion of MPTN’s investment in joint projects.
     Jean Properties. We have entered into an operating agreement to form a 50/50 joint venture with Jeanco Realty Development, LLC. The venture will master plan and develop a mixed-use community in Jean, Nevada. We will contribute the Jean Properties and surrounding land to the joint venture. The value of this contribution per the operating agreement will be $150 million. We expect to receive a distribution of $55 million upon transfer of the Jean Properties and surrounding land to the venture, which is subject to the venture obtaining necessary regulatory and other approvals, and $20 million no later than August 2008. Nevada Landing closed in March 2007.
     Land Acquisitions. We have entered into an agreement to purchase a 26-acre parcel of land, located on the Las Vegas Strip north of our Circus Circus Las Vegas property, for approximately $444 million, which is expected to close in the second quarter of 2007. Separately, we agreed to purchase several parcels of adjacent land, totaling approximately eight acres, for approximately $131 million, which closed in May 2007.
     The M Resort. We have committed, subject to certain conditions, to finance $160 million of the development cost of The M Resort in the form of a subordinated convertible note. The M Resort is a planned casino resort, 10 miles south of Bellagio. The note matures eight years from its effective date and contains certain optional and mandatory redemption provisions. We have the right to convert such note into a 50% equity interest in The M Resort beginning 18 months after the note’s issuance if not repaid.
Critical Accounting Policies
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
     A complete description of our critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2006. We present below a discussion of our policies related to income taxes, which has been updated from the discussion included in our Annual Report.

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
     Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that tax positions be assessed using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. As required by the standard, we review uncertain tax positions at each balance sheet date. Liabilities we record as a result of this analysis are recorded separately from any current or deferred income tax accounts, and are classified as current (“Other accrued liabilities”) or long-term (“Other long-term liabilities”) based on the time until expected payment. Additionally, we recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense, a policy that did not change as a result of the adoption of FIN 48.
     We file income tax returns in the U.S. federal jurisdiction, various state & local jurisdictions, and foreign jurisdictions, although the taxes paid in foreign jurisdictions are not material. We are no longer subject to examination of its U.S. federal income tax returns filed for years ended prior to 2001. While the IRS examination of the 2001 and 2002 tax years closed during the first quarter of 2007, the statute of limitations for assessing tax for such years has been extended in order for us to complete the appeals process for issues that were not agreed upon at the closure of the examination. The IRS is currently examining the federal income tax returns for the 2003 and 2004 tax years. The tax returns for subsequent years are also subject to examination.
     With few exceptions, we are no longer subject to examination of our various state and local tax returns filed for years ended prior to 2003. During the first quarter of 2007, the City of Detroit initiated an examination of a Mandalay Resort Group subsidiary return for the pre-acquisition year ended April 25, 2005. No other state or local income tax returns are under examination.
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
     As of March 31, 2007, long-term fixed rate borrowings represented approximately 65% of our total borrowings. Assuming a 100 basis-point change in LIBOR at March 31, 2007, our annual interest cost would change by approximately $46 million.

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
Item 4. Controls and Procedures
     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2007. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.
     During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant developments in any of the cases disclosed in our Form 10-K in the three months ended March 31, 2007.
Item 1A. Risk Factors
     A complete description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to those factors in the three months ended March 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. The following table includes information about our share repurchases for the quarter ended March 31, 2007:

			Shares Purchased	Maximum
	Total	Average	As Part of a	Shares Still
	Shares	Price Per	Publicly-Announced	Available for
	Purchased	Share	Program	Repurchase
January 1 — January 31, 2007	—	$—	—	8,000,000 (1)
February 1 — February 28, 2007	1,400,000	71.49	1,400,000	6,600,000 (1)
March 1 — March 31, 2007	1,100,000	67.68	1,100,000	5,500,000 (1)

	2,500,000		2,500,000

(1)	The July 2004 repurchase program was announced in July 2004 for up to 20 million shares with no expiration.
Item 6. Exhibits
1	Underwriting Agreement, dated May 8, 2007, by and between MGM MIRAGE, on the one hand, and Citigroup Global Markets Inc. for itself and as representative of the underwriters named therein, on the other hand (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated May 8, 2007).
10	Loan Agreement with The M Resort LLC dated April 24, 2007 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated April 24, 2007).
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE

Date: May 10, 2007	By:	/s/ J. TERRENCE LANNI

J. Terrence Lanni
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2007		/s/ JAMES J. MURREN

James J. Murren
President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)