Form 10-Q
period 2007-06-30
MGM MIRAGE
filed 2007-08-09
CIK 789570

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 6, 2007
Common Stock, $.01 par value	284,344,805 shares

MGM MIRAGE AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$294,609	$452,944
Accounts receivable, net	333,295	362,921
Inventories	125,485	118,459
Income tax receivable	—	18,619
Deferred income taxes	69,909	68,046
Prepaid expenses and other	103,564	124,414
Assets held for sale	55,068	369,348

Total current assets	981,930	1,514,751

Real estate under development	344,994	188,433

Property and equipment, net	18,755,673	17,241,860

Other assets
Investments in unconsolidated affiliates	1,124,836	1,092,257
Goodwill	1,269,591	1,300,747
Other intangible assets, net	361,811	367,200
Deposits and other assets, net	659,336	440,990

Total other assets	3,415,574	3,201,194

	$23,498,171	$22,146,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$149,868	$182,154
Construction payable	357,263	234,486
Income taxes payable	104,976	—
Accrued interest on long-term debt	250,212	232,957
Other accrued liabilities	960,037	958,244
Liabilities related to assets held for sale	3,456	40,259

Total current liabilities	1,825,812	1,648,100

Deferred income taxes	3,359,077	3,441,157
Long-term debt	13,560,785	12,994,869
Other long-term obligations	421,403	212,563

Commitments and contingencies (Note 5)

Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares; issued 365,720,069 and 362,886,027 shares; outstanding 284,243,042 and 283,909,000 shares	3,657	3,629
Capital in excess of par value	2,933,892	2,806,636
Treasury stock, at cost: 81,477,027 and 78,997,027 shares	(1,771,707)	(1,597,120)
Retained earnings	3,164,334	2,635,989
Accumulated other comprehensive income	918	415

Total stockholders’ equity	4,331,094	3,849,549

	$23,498,171	$22,146,238

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Casino	$773,931	$734,694	$1,585,870	$1,514,952
Rooms	555,107	510,861	1,104,111	1,019,259
Food and beverage	424,717	369,734	842,166	738,778
Entertainment	143,237	104,853	277,485	203,833
Retail	79,072	70,022	147,322	134,508
Other	134,760	111,091	256,830	216,886

	2,110,824	1,901,255	4,213,784	3,828,216
Less: Promotional allowances	(174,408)	(140,747)	(347,933)	(293,340)

	1,936,416	1,760,508	3,865,851	3,534,876

Expenses
Casino	410,168	381,509	828,276	792,541
Rooms	143,980	135,214	285,754	267,914
Food and beverage	249,699	222,248	494,081	438,619
Entertainment	104,249	76,104	202,394	148,996
Retail	49,499	45,696	93,890	89,582
Other	76,521	58,373	148,766	113,395
General and administrative	302,187	256,688	587,292	506,799
Corporate expense	43,668	38,579	77,623	75,231
Preopening and start-up expenses	14,148	15,044	28,424	21,225
Restructuring costs	—	231	—	1,035
Property transactions, net	2,407	12,688	7,426	36,173
Depreciation and amortization	167,509	157,793	335,786	305,226

	1,564,035	1,400,167	3,089,712	2,796,736

Income from unconsolidated affiliates	96,592	57,081	137,967	92,635

Operating income	468,973	417,422	914,106	830,775

Non-operating income (expense)
Interest income	5,509	3,027	8,166	5,772
Interest expense, net	(183,429)	(190,776)	(367,440)	(383,625)
Non-operating items from unconsolidated affiliates	(4,714)	(3,341)	(9,820)	(6,936)
Other, net	(804)	(2,174)	(3,532)	(5,218)

	(183,438)	(193,264)	(372,626)	(390,007)

Income from continuing operations before income taxes	285,535	224,158	541,480	440,768
Provision for income taxes	(102,637)	(80,817)	(195,572)	(157,665)

Income from continuing operations	182,898	143,341	345,908	283,103

Discontinued operations
Income from discontinued operations	2,615	4,589	10,461	11,071
Gain on disposal of discontinued operations	263,881	—	263,881	—
Provision for income taxes	(89,222)	(1,536)	(91,905)	(3,743)

	177,274	3,053	182,437	7,328

Net income	$360,172	$146,394	$528,345	$290,431

Basic earnings per share of common stock
Income from continuing operations	$0.64	$0.50	$1.22	$1.00
Discontinued operations	0.63	0.01	0.64	0.02

Net income per share	$1.27	$0.51	$1.86	$1.02

Diluted earnings per share of common stock
Income from continuing operations	$0.62	$0.49	$1.17	$0.97
Discontinued operations	0.60	0.01	0.62	0.02

Net income per share	$1.22	$0.50	$1.79	$0.99

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net income	$528,345	$290,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	335,786	320,257
Amortization of debt discounts, premiums and issuance costs	(3,688)	(1,138)
Provision for doubtful accounts	19,004	30,357
Stock-based compensation	23,775	40,818
Property transactions, net	7,426	36,044
Gain on disposal of discontinued operations	(263,881)	—
Income from unconsolidated affiliates	(121,274)	(80,556)
Distributions from unconsolidated affiliates	90,487	62,584
Deferred income taxes	(36,911)	(32,752)
Change in current assets and liabilities:
Accounts receivable	10,265	5,318
Inventories	(7,605)	(6,920)
Income taxes receivable and payable	129,464	(112,830)
Prepaid expenses and other	20,802	(4,284)
Accounts payable and accrued liabilities	(22,883)	(59,257)
Increase in real estate under development	(172,995)	(17,179)
Residential sales deposits, net	121,748	—
Hurricane Katrina insurance recoveries	19,751	2,893
Change in Hurricane Katrina insurance receivable	(3,231)	(34,261)
Other	3,663	(21,474)

Net cash provided by operating activities	678,048	418,051

Cash flows from investing activities
Capital expenditures, net	(1,790,709)	(696,848)
Dispositions of property and equipment	15,184	5,814
Proceeds from disposal of discontinued operations, net	578,873	—
Purchase of The M Resort LLC convertible note	(160,000)	—
Investments in unconsolidated affiliates	—	(62,655)
Hurricane Katrina insurance recoveries	55,249	113,947
Other	(27,595)	(8,409)

Net cash used in investing activities	(1,328,998)	(648,151)

Cash flows from financing activities
Net repayments under bank credit facilities – maturities of 90 days or less	(460,200)	(90,300)
Borrowings under bank credit facilities – maturities longer than 90 days	2,750,000	3,500,000
Repayments under bank credit facilities – maturities longer than 90 days	(1,750,000)	(3,700,000)
Issuance of senior notes	750,000	750,000
Retirement of senior notes	(710,000)	(200,000)
Debt issuance costs	(6,187)	(5,828)
Issuance of common stock	52,898	28,066
Purchases of common stock	(174,586)	(141,038)
Excess tax benefits from stock-based compensation	44,450	18,361
Other	(725)	(12,102)

Net cash provided by financing activities	495,650	147,159

Cash and cash equivalents
Net decrease for the period	(155,300)	(82,941)
Cash related to assets held for sale	(3,035)	—
Balance, beginning of period	452,944	377,933

Balance, end of period	$294,609	$294,992

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$359,718	$386,848
Federal, state and foreign income taxes paid, net of refunds	146,594	286,786

Non-cash investing and financing activities
Increase in construction payable	122,777	98,100
The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
     Organization. MGM MIRAGE (the “Company”) is a Delaware corporation, incorporated on January 29, 1986. As of June 30, 2007, approximately 56% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation which is wholly owned by Kirk Kerkorian. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, owns and/or operates casino resorts.
     The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, Mandalay Bay, Mirage, Luxor, Treasure Island (“TI”), New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas and Slots-A-Fun. Other Nevada operations include Circus Circus Reno, Gold Strike in Jean, and Railroad Pass in Henderson. The Company has a 50% investment in Silver Legacy in Reno, which is adjacent to Circus Circus Reno. In addition, the Company owns 50% interests in the entities that developed The Signature at MGM Grand, which is adjacent to MGM Grand Las Vegas. The Signature is a condominium-hotel development, with three towers; all three towers are complete, and closings continue for units in Tower 3. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, and Primm Valley Golf Club at the California/Nevada state line.
     In April 2007, the Company completed the sale of Buffalo Bill’s, Primm Valley, and Whiskey Pete’s casino resorts (the “Primm Valley Resorts”), not including the Primm Valley Golf Club, with net proceeds to the Company of approximately $398 million. In June 2007, the Company completed the sale of the Colorado Belle and Edgewater in Laughlin (the “Laughlin Properties”), with net proceeds to the Company of approximately $199 million. In February 2007, the Company entered into an agreement to contribute Gold Strike, Nevada Landing (which closed in March 2007) and surrounding land (the “Jean Properties”) to a joint venture. The joint venture’s purpose is to develop a mixed-use community on the site. See Note 2 for further discussion of these transactions.
     The Company and its local partners own MGM Grand Detroit, LLC, which operates a casino in an interim facility located in downtown Detroit, Michigan. MGM Grand Detroit, LLC is currently constructing a permanent casino facility, expected to open in October 2007 at a construction cost of approximately $725 million, excluding preopening, land, and license costs. Preopening costs are estimated to be $30 million. The permanent casino is located on a 25-acre site with a carrying value of approximately $50 million. In addition, the Company recorded license rights with a carrying value of $100 million as a result of MGM Grand Detroit’s obligations to the City of Detroit in connection with the permanent casino development agreement. The interim facility will close immediately prior to the opening of the permanent casino.
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

     The Company owns 50% of MGM Grand Paradise Limited, a joint venture with Pansy Ho Chiu-king that is constructing and will operate a hotel-casino resort, MGM Grand Macau, in Macau S.A.R. Construction of MGM Grand Macau is estimated to cost approximately $775 million, excluding preopening, land rights and license costs. Preopening costs are estimated to be $75 million. The land rights are estimated to cost approximately $60 million. The subconcession agreement, which allows MGM Grand Paradise Limited to operate casinos in Macau, cost $200 million. The resort is anticipated to open in late 2007.
     The Company is developing CityCenter on the Las Vegas Strip, between Bellagio and Monte Carlo. CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room non-gaming boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 470,000 square feet of retail shops, dining and entertainment venues; and approximately 2.3 million square feet of residential space in approximately 2,700 luxury condominium and condominium-hotel units in multiple towers. The overall construction cost of CityCenter is estimated at approximately $7.4 billion, excluding preopening and land costs. Preopening costs are estimated to be $200 million. CityCenter is located on a 67-acre site with a carrying value of approximately $1 billion. After estimated net proceeds of $2.7 billion from the sale of residential units, net construction cost is estimated at approximately $4.7 billion. CityCenter is expected to open in late 2009.
     Certain risks and uncertainties – labor subject to collective bargaining agreements. As of June 30, 2007, approximately 30,000 of the Company’s 64,000 employees were covered by collective bargaining agreements. Approximately 21,000 of the Company’s Las Vegas Strip employees are subject to a collective bargaining agreement that expired as of May 31, 2007 but which has been extended indefinitely subject to a right of termination by either party on seven days’ notice. Negotiations for a new collective bargaining agreement are ongoing. This does not include the collective bargaining agreement covering employees at MGM Grand Las Vegas, which expires in 2008.
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
     As of June 30, 2007, the Company had received insurance recoveries of $430 million. This amount exceeds the $262 million total of net book value of damaged assets, clean-up and demolition costs, and post-storm operating costs by $168 million; therefore, no write-down or demolition expense was recorded and post storm operating costs were offset by expected recoveries within “General and administrative” expenses. Depreciation of non-damaged assets was classified as “Depreciation and amortization.” Of the $168 million excess, $86 million was received on a non-refundable basis and has been reported as income. The remaining $82 million has been deferred because the related payments were submitted to the Company under reservation of rights on behalf of the insurance carriers; such amounts are included in “Other accrued liabilities” in the accompanying consolidated balance sheet as of June 30, 2007. The $86 million cumulatively recognized in income was recorded within “Property transactions, net” in the fourth quarter of 2006.
     Insurance recoveries are classified in the statement of cash flows based on the coverage to which they relate. Recoveries related to business interruption are classified as operating cash flows and recoveries related to property damage are classified as investing cash flows. However, the Company’s insurance policy includes undifferentiated coverage for both property damage and business interruption. Therefore, the Company classified insurance recoveries as being related to property damage until the full $160 million of damaged assets and demolition costs were recovered and classified additional recoveries up to the amount of the post-storm costs incurred as being related to business interruption. Insurance recoveries beyond that amount have been classified as operating or financing based on the total proceeds received to date compared to the total expected recoveries to be received upon final settlement of our insurance claims. During the six months ended June 30, 2007 and 2006, insurance recoveries of $20 million and $3 million, respectively, have been classified as operating cash flows. During the six months ended June 30, 2007 and 2006, insurance recoveries of $55 million and $114 million, respectively, have been classified as investing activities.

     Investment in The M Resort LLC convertible note. In June 2007, the Company purchased a $160 million convertible note issued by The M Resort LLC, which is developing a casino resort on Las Vegas Boulevard, 10 miles south of Bellagio. The convertible note matures in June 2015, contains certain optional and mandatory redemption provisions, and is convertible into a 50% equity interest in The M Resort LLC beginning in December 2008. The convertible note earns interest at 6% which may be paid in cash or accrued “in kind” for the first five years; thereafter interest must be paid in cash. There are no scheduled principal payments before maturity.
     The convertible note is accounted for as a hybrid financial instrument consisting of a host debt instrument and an embedded call option on The M Resort LLC’s equity. The debt component is accounted for separately as an available-for-sale marketable security, with changes in value recorded in other comprehensive income. The call option is treated as a derivative with changes in value recorded in earnings. The initial value of the call option was $0 and the initial value of the debt was $155 million, with the discount accreted to earnings over the term of the note. The entire carrying value of the convertible note is included in “Deposits and other assets, net” in the accompanying consolidated balance sheets, as the security is not marketable.
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
     As of June 30, 2007, the Company had a total of $69 million of unrecognized tax benefits. The total amount of these unrecognized tax benefits that, if recognized, would affect the effective tax rate is $24 million. The net decrease in the amount of unrecognized tax benefits from the date of adoption resulted primarily from the closure during the first quarter of 2007 of an Internal Revenue Service (IRS) examination of federal income tax returns for the years ended December 31, 2001 and 2002. The Company agreed to an additional assessment of taxes and associated interest of $2 million and is protesting at IRS Appeals certain issues that remained un-agreed at the closure of the examination. The Company reduced unrecognized tax benefits in the amount of $33 million and recorded corresponding reductions in goodwill related to the acquisition of Mirage Resorts, Incorporated and income tax expense of $29 million and $4 million, respectively. We do not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. This policy did not change as a result of the adoption of FIN 48. The Company had $3 million in interest, net of federal benefit, related to unrecognized tax benefits accrued as of January 1, 2007 and no amounts were accrued for penalties as of such date.
     The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the taxes paid in foreign jurisdictions are not material. As of January 1, 2007, the Company was no longer subject to examination of its U.S. federal income tax returns filed for years ended prior to 2001. While the IRS examination of the 2001 and 2002 tax years closed during the first quarter of 2007, the statute of limitations for assessing tax for such years has been extended in order for the Company to complete the appeals process for issues that were not agreed upon at the closure of the examination. The IRS is currently examining the Company’s federal income tax returns for the 2003 and 2004 tax years. The tax returns for subsequent years are also subject to examination.
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
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments – which include only normal recurring adjustments – necessary to present fairly the Company’s financial position as of June 30, 2007, the results of its operations for the three and six month periods ended June 30, 2007 and 2006, and its cash flows for the six month periods ended June 30, 2007 and 2006. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications, which have no effect on previously reported net income, have been made to the 2006 financial statements to conform to the 2007 presentation.
NOTE 2 — ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
     The sale of the Primm Valley Resorts in April 2007 resulted in a pre-tax gain of $201 million. The sale of the Laughlin Properties in June 2007 resulted in a pre-tax gain of $63 million. The Company expects to recognize a gain on the contribution of the Jean Properties to a joint venture.
     The assets and liabilities of the Jean Properties have not been contributed to the planned joint venture and therefore are classified as held for sale at June 30, 2007. The assets and liabilities of Primm Valley Resorts and the Laughlin Properties were classified as held for sale at December 31, 2006 in the accompanying consolidated balance sheets. Nevada Landing closed in March 2007 and the carrying value of its building assets were written-off. These amounts are included in “Property transactions, net” in the accompanying consolidated statement of income for the six month period ended June 30, 2007 – see note 10 for further discussion.
     The following table summarizes the assets held for sale and liabilities related to assets held for sale in the accompanying consolidated balance sheets:

	June 30,	December 31,
	2007	2006
	(In thousands)
Cash	$3,035	$24,538
Accounts receivable, net	612	3,203
Inventories	549	3,196
Prepaid expenses and other	1,053	8,141

Total current assets	5,249	39,078
Property and equipment, net	47,441	316,332
Goodwill	—	5,000
Other assets, net	2,378	8,938

Total assets	55,068	369,348

Accounts payable	748	6,622
Other current liabilities	2,708	29,142

Total current liabilities	3,456	35,764
Other long-term obligations	—	4,495

Total liabilities	3,456	40,259

Net assets	$51,612	$329,089

     The results of the Laughlin Properties and Primm Valley Resorts are classified as discontinued operations in the accompanying consolidated statements of income for all periods presented. Due to our continuing involvement in the Jean Properties, the results of these operations have not been classified as discontinued operations in the accompanying consolidated statements of income. The cash flows of discontinued operations are included with the cash flows of continuing operations in the accompanying consolidated statements of cash flows.

     Other information related to discontinued operations is as follows:

	Three Months		Six Months
For the periods ended June 30,	2007	2006	2007	2006
		(In thousands)
Net revenues of discontinued operations	$31,970	$106,675	$128,619	$210,840
Interest allocated to discontinued operations (based on the ratio of net assets of discontinued operations to total consolidated net assets and debt)	1,420	4,569	5,844	9,106
NOTE 3 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
     Investments in unconsolidated affiliates consisted of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
Marina District Development Company – Borgata (50%)	$453,620	$454,354
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	299,305	300,151
MGM Grand Paradise Limited – MGM Grand Macau (50%)	288,313	285,038
Circus and Eldorado Joint Venture – Silver Legacy (50%)	34,497	31,258
Turnberry/MGM Grand Towers — The Signature at MGM Grand (50%)	39,082	11,661
Other	10,019	9,795

	$1,124,836	$1,092,257

     The Company’s investment in MGM Grand Paradise Limited consists of equity and subordinated debt. The Company is committed to lending the venture up to an additional $6 million, which will be treated as an additional investment in the venture.
     The Company recognized the following related to its share of profit from The Signature at MGM Grand, based on when sales were closed:

	Three Months		Six Months
For the periods ended June 30,	2007	2006	2007	2006
		(In thousands)
Income from joint venture	$57,370	$22,800	$64,757	$22,338
Gain on land previously deferred	5,547	3,999	6,445	3,999
Other income (loss)	575	(145)	598	(145)

	$63,492	$26,654	$71,800	$26,192

     As of June 30, 2007, the Company had deferred income related to its land contributions related to Tower 3 of $2 million, which is classified as “Other long-term obligations” in the accompanying consolidated balance sheets.
     The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months		Six Months
For the periods ended June 30,	2007	2006	2007	2006
	(In thousands)
Income from unconsolidated affiliates	$96,592	$57,081	$137,967	$92,635
Preopening and start-up expenses	(3,641)	(2,425)	(6,873)	(5,143)
Non-operating items from unconsolidated affiliates	(4,714)	(3,341)	(9,820)	(6,936)

	$88,237	$51,315	$121,274	$80,556

NOTE 4 — LONG-TERM DEBT
     Long-term debt consisted of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
Senior credit facility	$4,921,650	$4,381,850
$710 million 9.75% senior subordinated notes, due 2007, net	—	709,477
$200 million 6.75% senior notes, due 2007, net	199,608	197,279
$492.2 million 10.25% senior subordinated notes, due 2007, net	494,165	505,704
$180.4 million 6.75% senior notes, due 2008, net	177,963	175,951
$196.2 million 9.5% senior notes, due 2008, net	203,516	206,733
$226.3 million 6.5% senior notes, due 2009, net	227,660	227,955
$1.05 billion 6% senior notes, due 2009, net	1,053,269	1,053,942
$297.6 million 9.375% senior subordinated notes, due 2010, net	316,095	319,277
$825 million 8.5% senior notes, due 2010, net	823,443	823,197
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$132.4 million 6.375% senior notes, due 2011, net	133,426	133,529
$550 million 6.75% senior notes, due 2012	550,000	550,000
$150 million 7.625% senior subordinated debentures, due 2013, net	155,020	155,351
$500 million 6.75% senior notes, due 2013	500,000	500,000
$525 million 5.875% senior notes, due 2014, net	522,962	522,839
$875 million 6.625% senior notes, due 2015, net	879,386	879,592
$250 million 6.875% senior notes, due 2016	250,000	250,000
$750 million 7.5% senior notes, due 2016	750,000	—
$100 million 7.25% senior debentures, due 2017, net	84,016	83,556
$750 million 7.625% senior notes due 2017	750,000	750,000
Floating rate convertible senior debentures due 2033	8,472	8,472
$150 million 7% debentures due 2036, net	155,869	155,900
$4.3 million 6.7% debentures, due 2096	4,265	4,265

	$13,560,785	$12,994,869

     Amounts due within one year of the balance sheet date are classified as long-term in the accompanying consolidated balance sheets because the Company has both the intent and ability to repay these amounts with available borrowings under the senior credit facility.
     Interest expense, net consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2007	2006	2007	2006
		(In thousands)
Total interest incurred	$237,808	$223,704	$471,060	$438,368
Interest capitalized	(52,959)	(28,359)	(97,776)	(45,637)
Interest allocated to discontinued operations	(1,420)	(4,569)	(5,844)	(9,106)

	$183,429	$190,776	$367,440	$383,625

     The senior credit facility has a total capacity of $7 billion, which matures in 2011. The Company has the ability to solicit additional lender commitments to increase the capacity to $8 billion. The components of the senior credit facility include a term loan facility of $2.5 billion and a revolving credit facility of $4.5 billion. At June 30, 2007, the Company had approximately $2.0 billion of available borrowing capacity under the senior credit facility.
     In May 2007, the Company issued $750 million of 7.5% senior notes due 2016. In June 2007, the Company repaid the $710 million of 9.75% senior subordinated notes at maturity. In August 2007, the Company repaid the $200 million of 6.75% senior notes and the $492.2 million of 10.25% senior subordinated notes at maturity using borrowings under the senior credit facility.

     The Company’s long-term debt obligations contain customary covenants requiring the Company to maintain certain financial ratios. At June 30, 2007, the Company was required to maintain a maximum leverage ratio (debt to EBITDA, as defined) of 6.5:1 and a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.0:1. At June 30, 2007, the Company’s leverage and interest coverage ratios were 5.1:1 and 2.8:1, respectively.
NOTE 5 — COMMITMENTS AND CONTINGENCIES
     The Signature at MGM Grand. The Company provided guarantees for the debt financing on Towers 1, 2 and 3 of The Signature at MGM Grand. The loan amounts for all towers have been completely repaid, relieving the Company’s guaranty obligations related to The Signature at MGM Grand.
     New York Racing Association. In 2005, the Company entered into a definitive agreement with the New York Racing Association (“NYRA”) to manage video lottery terminals (“VLTs”) at NYRA’s Aqueduct horseracing facility in metropolitan New York which was subject to receipt of requisite New York State approvals. The Company was to provide project financing up to $190 million. Subsequently, the Company was not able to come to an agreement with NYRA and the state of New York and announced in April 2007 that it decided not pursue this project further.
     Mashantucket Pequot Tribal Nation. The Company entered into a series of agreements to implement a strategic alliance with the Mashantucket Pequot Tribal Nation (“MPTN”), which owns and operates Foxwoods Casino Resort in Ledyard, Connecticut. The Company and MPTN have formed a jointly owned company — Unity Gaming, LLC — to acquire or develop future gaming and non-gaming enterprises. The Company will provide a loan of up to $200 million to finance a portion of MPTN’s investment in joint projects.
     Kerzner Joint Venture. In June 2007, the Company signed a letter of intent with Kerzner International to form a 50/50 joint venture to develop a multi-billion dollar integrated resort to be located on the corner of Las Vegas Boulevard and Sahara Avenue. The Company will provide 40 acres of land, which is being valued at $20 million per acre, and Kerzner International and one of its financial partners will contribute cash equity.
NOTE 6 — INCOME PER SHARE OF COMMON STOCK
     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2007	2006	2007	2006
		(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	283,849	284,285	283,933	284,239
Potential dilution from stock options, stock appreciation rights and restricted stock	11,383	8,677	11,469	8,629

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	295,232	292,962	295,402	292,868

NOTE 7 — COMPREHENSIVE INCOME
     Comprehensive income consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2007	2006	2007	2006
		(In thousands)
Net income	$360,172	$146,394	$528,345	$290,431
Currency translation adjustment	485	388	503	485
Derivative income from unconsolidated affiliate, net of tax	—	—	—	3

	$360,657	$146,782	$528,848	$290,919

NOTE 8 — STOCKHOLDERS’ EQUITY
     Stock repurchases. In the six months ended June 30, 2007, the Company repurchased 2.5 million shares of common stock at a total cost of $175 million, leaving 5.5 million shares available for repurchase under a July 2004 authorization. In the six months ended June 30, 2006, the Company repurchased 3.5 million shares of common stock at a total cost of $141 million.
NOTE 9 — STOCK-BASED COMPENSATION
     The Company adopted an omnibus incentive plan in 2005 which allows it to grant stock options, stock appreciation rights, restricted stock, and other stock-based awards to eligible directors, officers and employees. The plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. Salaried officers, directors and other key employees of the Company and its subsidiaries are eligible to receive awards. The Committee has discretion under the omnibus plan regarding which type of awards to grant, the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:
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
     As of June 30, 2007, the aggregate number of share-based awards available for grant under the omnibus plan was 4.3 million. A summary of activity under the Company’s share-based payment plans for the six months ended June 30, 2007 is presented below:
Stock options and stock appreciation rights

		Weighted
		Average
	Shares	Exercise
	(000’s)	Price
Outstanding at January 1, 2007	30,532	$25.37
Granted	1,295	69.41
Exercised	(2,855)	18.99
Forfeited or expired	(714)	32.88

Outstanding at June 30, 2007	28,258	27.86

Exercisable at June 30, 2007	13,663	20.83

     Other information about share-based compensation is as follows:
     The total instrinsic value of stock options and stock appreciation rights exercised during the six month periods ended June 30, 2007 and 2006 was $151 million and $54 million, respectively. The total income tax benefit from stock option exercises during the six month periods ended June 30, 2007 and 2006 was $50 million and $19 million, respectively. As of June 30, 2007, there was a total of $97 million of unamortized compensation related to stock options and stock appreciation rights, which is expected to be recognized over a weighted-average period of 2.3 years.

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
     The following table shows information about compensation cost recognized (including discontinued operations):

	Three Months		Six Months
For the periods ended June 30,	2007	2006	2007	2006
		(In thousands)
Compensation cost:
Stock options and stock appreciation rights	$10,197	$16,510	$24,330	$38,422
Restricted stock	—	1,178	—	3,012

Total compensation cost	10,197	17,688	24,330	41,434
Less: Compensation cost capitalized	(249)	(275)	(555)	(616)

Compensation cost recognized as expense	9,948	17,413	23,775	40,818
Less: Related tax benefit	(3,435)	(5,779)	(8,232)	(13,616)

Compensation expense, net of tax benefit	$6,513	$11,634	$15,543	$27,202

     Compensation cost for stock options and stock appreciation rights was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Three Months		Six Months
For the periods ended June 30,	2007	2006	2007	2006

Expected volatility	29%	33%	29%	33%
Expected term	4.1 years	4.1 years	4.1 years	4.1 years
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	5.0%	4.9%	4.7%	4.9%
Forfeiture rate	4.6%	4.6%	4.6%	4.6%
Weighted-average fair value of options granted	$23.66	$14.89	$21.67	$14.65
NOTE 10 — PROPERTY TRANSACTIONS, NET
     Net property transactions consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2007	2006	2007	2006
		(In thousands)
Write downs and impairments	$2,716	$10,179	$7,813	$33,645
Demolition costs	—	184	—	198
Net (gains) losses on sale or disposal of fixed assets	(309)	2,325	(387)	2,330

	$2,407	$12,688	$7,426	$36,173

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

NOTE 11 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION
     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC, foreign subsidiaries, and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of June 30, 2007 and December 31, 2006 and for the three and six month periods ended June 30, 2007 and 2006 is as follows:
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of June 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Current assets	$81,806	$879,348	$20,776	$—	$981,930
Real estate under development	—	344,994	—	—	344,994
Property and equipment, net	—	18,096,043	671,602	(11,972)	18,755,673
Investments in subsidiaries	17,159,273	511,791	—	(17,671,064)	—
Investments in unconsolidated affiliates	—	836,523	288,313	—	1,124,836
Other non-current assets	249,804	1,939,502	101,432	—	2,290,738

	$17,490,883	$22,608,201	$1,082,123	$(17,683,036)	$23,498,171

Current liabilities	$291,594	$1,423,403	$110,815	$—	$1,825,812
Intercompany accounts	(1,797,453)	1,562,633	234,820	—	—
Deferred income taxes	3,359,077	—	—	—	3,359,077
Long-term debt	11,228,559	2,160,076	172,150	—	13,560,785
Other non-current liabilities	78,012	293,463	49,928	—	421,403
Stockholders’ equity	4,331,094	17,168,626	514,410	(17,683,036)	4,331,094

	$17,490,883	$22,608,201	$1,082,123	$(17,683,036)	$23,498,171

	As of December 31, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Current assets	$95,361	$1,369,711	$49,679	$—	$1,514,751
Real estate under development	—	188,433	—	—	188,433
Property and equipment, net	—	16,797,263	456,569	(11,972)	17,241,860
Investments in subsidiaries	16,563,917	480,822	—	(17,044,739)	—
Investments in unconsolidated affiliates	—	807,219	285,038	—	1,092,257
Other non-current assets	94,188	1,911,362	103,387	—	2,108,937

	$16,753,466	$21,554,810	$894,673	$(17,056,711)	$22,146,238

Current liabilities	$227,743	$1,364,472	$55,885	$—	$1,648,100
Intercompany accounts	(1,478,207)	1,281,499	196,708	—	—
Deferred income taxes	3,441,157	—	—	—	3,441,157
Long-term debt	10,712,047	2,173,972	108,850	—	12,994,869
Other non-current liabilities	1,177	161,458	49,928	—	212,563
Stockholders’ equity	3,849,549	16,573,409	483,302	(17,056,711)	3,849,549

	$16,753,466	$21,554,810	$894,673	$(17,056,711)	$22,146,238

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended June 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$1,825,946	$110,470	$—	$1,936,416
Equity in subsidiaries’ earnings	620,781	18,239	—	(639,020)	—
Expenses:
Casino and hotel operations	3,357	967,337	63,422	—	1,034,116
General and administrative	2,248	284,210	15,729	—	302,187
Corporate expense	6,304	37,364	—	—	43,668
Preopening and start-up expenses	172	7,669	6,307	—	14,148
Restructuring costs	—	—	—	—	—
Property transactions, net	(472)	2,880	(1)	—	2,407
Depreciation and amortization	449	161,148	5,912	—	167,509

	12,058	1,460,608	91,369	—	1,564,035

Income from unconsolidated affiliates	—	96,592	—	—	96,592

Operating income	608,723	480,169	19,101	(639,020)	468,973
Interest income (expense), net	(153,993)	(24,062)	135	—	(177,920)
Other, net	257	(5,775)	—	—	(5,518)

Income from continuing operations before income taxes	454,987	450,332	19,236	(639,020)	285,535
Provision for income taxes	(93,892)	(7,748)	(997)	—	(102,637)

Income from continuing operations	361,095	442,584	18,239	(639,020)	182,898
Discontinued operations	(923)	178,197	—	—	177,274

Net income	$360,172	$620,781	$18,239	$(639,020)	$360,172

	For the Three Months Ended June 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$1,646,601	$113,907	$—	$1,760,508
Equity in subsidiaries’ earnings	418,542	33,770	—	(452,312)	—
Expenses:
Casino and hotel operations	4,902	852,316	61,926	—	919,144
General and administrative	4,777	239,115	12,796	—	256,688
Corporate expense	11,678	26,901	—	—	38,579
Preopening and start-up expenses	119	13,724	1,201	—	15,044
Restructuring costs	—	231	—	—	231
Property transactions, net	3,394	9,291	3	—	12,688
Depreciation and amortization	684	153,872	3,237	—	157,793

	25,554	1,295,450	79,163	—	1,400,167

Income from unconsolidated affiliates	—	57,081	—	—	57,081

Operating income	392,988	442,002	34,744	(452,312)	417,422
Interest income (expense), net	(163,175)	(24,607)	33	—	(187,749)
Other, net	890	(6,413)	8	—	(5,515)

Income from continuing operations before income taxes	230,703	410,982	34,785	(452,312)	224,158
Provision for income taxes	(81,338)	1,536	(1,015)	—	(80,817)

Income from continuing operations	149,365	412,518	33,770	(452,312)	143,341
Discontinued operations	(2,971)	6,024	—	—	3,053

Net income	$146,394	$418,542	$33,770	$(452,312)	$146,394

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Six Months Ended June 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$3,639,247	$226,604	$—	$3,865,851
Equity in subsidiaries’ earnings	1,052,131	43,161	—	(1,095,292)	—
Expenses:
Casino and hotel operations	7,107	1,918,060	127,994	—	2,053,161
General and administrative	6,294	550,913	30,085	—	587,292
Corporate expense	12,038	65,585	—	—	77,623
Preopening and start-up expenses	364	16,612	11,448	—	28,424
Restructuring costs	—	—	—	—	—
Property transactions, net	—	7,426	—	—	7,426
Depreciation and amortization	898	323,014	11,874	—	335,786

	26,701	2,881,610	181,401	—	3,089,712

Income from unconsolidated affiliates	—	137,967	—	—	137,967

Operating income	1,025,430	938,765	45,203	(1,095,292)	914,106
Interest income (expense), net	(311,356)	(47,936)	18	—	(359,274)
Other, net	722	(14,065)	(9)	—	(13,352)

Income from continuing operations before income taxes	714,796	876,764	45,212	(1,095,292)	541,480
Provision for income taxes	(182,652)	(10,869)	(2,051)	—	(195,572)

Income from continuing operations	532,144	865,895	43,161	(1,095,292)	345,908
Discontinued operations	(3,799)	186,236	—	—	182,437

Net income	$528,345	$1,052,131	$43,161	$(1,095,292)	$528,345

	For the Six Months Ended June 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$3,305,876	$229,000	$—	$3,534,876
Equity in subsidiaries’ earnings	833,386	65,472	—	(898,858)	—
Expenses:
Casino and hotel operations	10,705	1,715,393	124,949	—	1,851,047
General and administrative	11,413	468,211	27,175	—	506,799
Corporate expense	23,443	51,788	—	—	75,231
Preopening and start-up expenses	277	17,598	3,350	—	21,225
Restructuring costs	—	1,035	—	—	1,035
Property transactions, net	3,394	32,778	1	—	36,173
Depreciation and amortization	1,499	297,573	6,154	—	305,226

	50,731	2,584,376	161,629	—	2,796,736

Income from unconsolidated affiliates	—	92,635	—	—	92,635

Operating income	782,655	879,607	67,371	(898,858)	830,775
Interest income (expense), net	(327,797)	(50,192)	136	—	(377,853)
Other, net	842	(13,020)	24	—	(12,154)

Income from continuing operations before income taxes	455,700	816,395	67,531	(898,858)	440,768
Provision for income taxes	(159,349)	3,743	(2,059)	—	(157,665)

Income from continuing operations	296,351	820,138	65,472	(898,858)	283,103
Discontinued operations	(5,920)	13,248	—	—	7,328

Net income	$290,431	$833,386	$65,472	$(898,858)	$290,431

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Six Months Ended June 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities	$(488,641)	$1,113,618	$53,071	$—	$678,048
Net cash used in investing activities	—	(1,153,149)	(173,412)	(2,437)	(1,328,998)
Net cash provided by (used in) financing activities	492,027	(97,791)	98,977	2,437	495,650

	For the Six Months Ended June 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities	$(536,483)	$894,100	$60,434	$—	$418,051
Net cash provided by (used in) investing activities	5,300	(462,785)	(188,382)	(2,284)	(648,151)
Net cash provided by (used in) financing activities	525,529	(497,019)	116,365	2,284	147,159

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Overview
     At June 30, 2007, our primary operations consisted of 17 wholly-owned casino resorts and 50% investments in three other casino resorts, including:

Las Vegas, Nevada:	Bellagio, MGM Grand Las Vegas, Mandalay Bay, Mirage, Luxor, TI, New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas and Slots-A-Fun.

Other domestic:
Circus Circus Reno and Silver Legacy (50% owned) in Reno, Nevada; Gold Strike in Jean, Nevada; Railroad Pass in Henderson, Nevada; MGM Grand Detroit; Beau Rivage in Biloxi, Mississippi and Gold Strike Tunica in Tunica, Mississippi; Borgata (50% owned) in Atlantic City, New Jersey; and Grand Victoria (50% owned) in Elgin, Illinois.

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
     In April 2007, we closed the sale of the Primm Valley Resorts (Whiskey Pete’s, Buffalo Bill’s and Primm Valley Resort in Primm, Nevada), not including the two golf courses. In June 2007, we closed the sale of the Laughlin Properties (Colorado Belle and Edgewater). See “Results of Operations – Discontinued Operations.” In February 2007, we entered into an agreement to contribute Gold Strike and Nevada Landing (the “Jean Properties”) and surrounding land to a joint venture, and we closed Nevada Landing in March 2007. See “Liquidity and Capital Resources – Other Factors Affecting Liquidity.”
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
     A significant portion of our labor force is covered by collective bargaining agreements. As of June 30, 2007, approximately 21,000 of our Las Vegas Strip employees are subject to a collective bargaining agreement that expired as of May 31, 2007 but which has been extended indefinitely subject to a right of termination by either party on seven days’ notice. Negotiations for a new collective bargaining agreement are ongoing. This does not include the collective bargaining agreement covering employees at MGM Grand Las Vegas, which expires in 2008. A prolonged dispute with the covered employees could have an adverse impact on our operations, the significance of which we are currently unable to predict. In addition, we expect some level of wage and or benefit increases to be included in the new contract. Such wage and benefit increases will be retroactive to May 31, 2007 and will impact our operating results over the new term of the contract.
     In July 2007, Michigan enacted into law a new “Michigan Business Tax” that will replace the Michigan “Single Business Tax” effective January 1, 2008. As a result of this new law, we expect to record a one-time tax provision charge in the third quarter of approximately $20 million, net of federal benefit. Under the new law, Michigan will tax an apportioned amount of income from our combined operations, whereas under the existing law only income generated by entities operating in Michigan is subject to tax in the state. Consequently, we will record an increase in our deferred tax liabilities to reflect the fact that an apportioned amount of such deferred tax will be subject to taxation in Michigan when recognized. Although the new law does not go into effect until 2008, we are required to record the impact in the period of enactment.
     Financial Results
     The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2007 and 2006. On a consolidated basis, the most important factors and trends contributing to our operating performance for the periods were:
•	Continued year-over-year increases in room pricing and strong occupancy at our resorts, leading to increases in hotel revenues.

•	Ongoing investments in new restaurants, lounges, entertainment venues and other resort amenities, leading to strong non-gaming revenues and higher operating profit at our resorts.

•
The closure of Beau Rivage in August 2005 as a result of Hurricane Katrina and the reopening of the property in August 2006. For the three and six months ended June 30, 2007, Beau Rivage earned operating income of $11 million and $27 million, respectively.

•
Recognition of our share of profits from the sale of units of The Signature at MGM Grand. The venture records revenue and cost of sales as units close. Profits related to Tower 1 and Tower 2 were recognized as the buildings were completed and the sale of the units closed beginning with the completion of Tower 1 in May 2006. Sales of units in Tower 3 began to close in the second quarter of this year. For the three and six months ended June 30, 2007, we recognized income of $63 million and $71 million, respectively related to units closed and the recognition of deferred profit on land contributed to the venture. For the three and six months ended June 30, 2006, we recognized income of $27 million and $26 million, respectively. Such income is classified in “Income from unconsolidated affiliates” in the accompanying consolidated statements of income.

     Our net revenue increased 10% in the second quarter over the prior year period. Excluding Beau Rivage, net revenue increased 4%. Year-to-date net revenues increased 9%, and 4% excluding Beau Rivage. In addition to revenues from Beau Rivage, revenues were positively impacted by strong room pricing and increased revenues from new restaurants, nightclubs, and shows at several of our resorts. Recent and continuing upgrades at Mandalay Bay, Luxor, Monte Carlo and other resorts are expected to further enhance top line performance and profitability. Strong non-gaming results were offset in part by a lower table games hold percentage and lower baccarat volume, against a difficult prior year comparison.

     Operating income increased 12% for the quarter to $469 million as a result of the positive operating trends described above and the profit recognition on sales of units of Tower 3 of The Signature at MGM Grand. Excluding the profits from The Signature at MGM Grand, operating margins were consistent with the prior year period. Also, as discussed further below in “Operating Results - Details of Certain Charges,” during the second quarter of 2007 we had lower property transactions. Income from continuing operations increased 28% over the 2006 quarter primarily as a result of the above factors. On a year-to-date basis, operating income increased 10% to $914 million and was generally affected by similar trends as those noted above.
     Operating Results – Detailed Revenue Information
     The following table presents details of our net revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
		Percentage			Percentage
	2007	Change	2006	2007	Change	2006
			(Dollars in thousands)
Casino revenue, net:
Table games	$279,175	(6)%	$296,814	$604,103	(4)%	$632,278
Slots	467,280	13%	413,737	924,713	12%	828,473
Other	27,476	14%	24,143	57,054	5%	54,201

Casino revenue, net	773,931	5%	734,694	1,585,870	5%	1,514,952

Non-casino revenue:
Rooms	555,107	9%	510,861	1,104,111	8%	1,019,259
Food and beverage	424,717	15%	369,734	842,166	14%	738,778
Entertainment, retail and other	357,069	25%	285,966	681,637	23%	555,227

Non-casino revenue	1,336,893	15%	1,166,561	2,627,914	14%	2,313,264

	2,110,824	11%	1,901,255	4,213,784	10%	3,828,216
Less: Promotional allowances	(174,408)	24%	(140,747)	(347,933)	19%	(293,340)

	$1,936,416	10%	$1,760,508	$3,865,851	9%	$3,534,876

     Table games revenue decreased 6% from the prior year quarter, 13% excluding Beau Rivage, primarily due to a decrease in hold percentage, down about 300 basis points compared to the prior year second quarter at our Las Vegas Strip resorts. Table games hold percentage was within our normal range in both periods, but was near the low end of the range in the current quarter versus the high end of the range in the prior year quarter.
     Slots revenue increased 13% in the quarter, 1% excluding Beau Rivage. Slots revenue increased 4% at our Las Vegas Strip resorts with double-digit increases at Bellagio and MGM Grand Las Vegas. MGM Grand Detroit experienced a 4% decrease in slots revenues in the quarter, as one of our competitors opened their expanded permanent casino facility. Our new MGM Grand Detroit resort is expected to open in October 2007 – see “Liquidity and Capital Resources – Other Factors Affecting Liquidity.”
     For the six-month period, casino revenues increased 5%, but decreased 5% excluding Beau Rivage. For the year-to-date periods, overall table games hold percentage was within our normal range, although down approximately 150 basis points in the current year-to-date period. Table games volume, including baccarat, was down 3% in the six month period excluding Beau Rivage.
     Non-casino revenue increased in 2007 primarily due to an increase in room rates and new amenities, primarily new restaurants and nightclubs, at several resorts. Entertainment revenues benefited from the addition of Love, the newest Cirque du Soleil show located at The Mirage, which opened in July 2006. Room revenues increased 5% in the second quarter on a same-store basis despite having 60,000 less available room nights in the current year due to remodel projects at Mandalay Bay and the closing of Nevada Landing in March 2007. Average rates increased 5% for the quarter at our Las Vegas Strip resorts; Las Vegas Strip REVPAR increased 7% – these results continue trends experienced in the first quarter.

     For the six month periods, REVPAR and average room rates were up 7%. The following table shows key hotel statistics for our Las Vegas Strip resorts:

	Three Months		Six Months
For the periods ended June 30,	2007	2006	2007	2006
Occupancy	$98%	$97%	$97%	$96%
Average Daily Rate (ADR)	162	154	166	155
Revenue per Available Room (REVPAR)	159	148	160	149
     Operating Results – Details of Certain Charges
     Preopening and start-up expenses were $14 million and $28 million, respectively, in the 2007 quarter and six months versus $15 million and $21 million, respectively, in 2006. In both years, preopening and start-up expenses largely consisted of amounts related to CityCenter, MGM Grand Macau, the permanent facility at MGM Grand Detroit and The Signature at MGM Grand.
     Property transactions, net consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2007	2006	2007	2006
		(In thousands)
Write-downs and impairments	$2,716	$10,179	$7,813	$33,645
Demolition costs	—	184	—	198
Net (gains) losses on sale or disposal of fixed assets	(309)	2,325	(387)	2,330

	$2,407	$12,688	$7,426	$36,173

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
     Non-operating Results
     Net interest expense decreased to $183 million in the 2007 second quarter from $191 million in the 2006 period. For the six months, net interest expense decreased to $367 million from $384 million. Gross interest was higher due to larger average balances outstanding and higher rates, but was offset by increased capitalized interest due to construction of CityCenter and the MGM Grand Detroit permanent casino.
     Discontinued Operations
     We completed the sale of Primm Valley Resorts in April 2007, and the sale of the Laughlin Properties in June 2007. Our combined pre-tax gain on disposal of these resorts was $264 million.
Liquidity and Capital Resources
     Cash Flows – Operating Activities
     Cash flow provided by operating activities was $678 million for the six months ended June 30, 2007, an increase from $418 million in the prior year period. This increase was primarily due to the increase in operating income and lower income tax payments. Tax payments in the prior year included a $112 million payment for the gain on the sale of MotorCity Casino in Detroit, part of the acquisition of Mandalay Resort Group. In addition, tax payments on the gains related to the sales of Primm Valley Resorts and the Laughlin Properties were not made as of June 30, 2007. In 2007, we spent $173 million related to construction of the CityCenter residential components compared to $17 million in 2006; these amounts are reflected as “Increase in real estate under development” in the accompanying consolidated statements of cash flow. At June 30, 2007, we held cash and cash equivalents of $295 million.

     Cash Flows – Investing Activities
     Capital expenditures were $1.8 billion in the six months ended June 30, 2007. Expenditures on development projects consisted of the following, excluding capitalized interest:
•	CityCenter – $550 million;

•	MGM Grand Detroit permanent casino/hotel – $147 million;

•	Beau Rivage rebuilding – $63 million.
     Capitalized interest on these development projects totaled $88 million, $67 million of which related to CityCenter. Additionally, the Company purchased 34 acres of land on the corner of Las Vegas Boulevard and Sahara Avenue for $580 million. Remaining 2007 capital expenditures consisted of approximately $362 million on room remodel projects primarily at Excalibur and Mandalay Bay, expenditures for corporate aircraft, and routine capital expenditures at the Company’s resorts.
     Also in 2007, the Company purchased a $160 million convertible note issued by The M Resort LLC, which is developing a casino resort on Las Vegas Boulevard, 10 miles south of Bellagio.
     In 2006, capital expenditures were $697 million, and included expenditures for the Mirage theatre, CityCenter, the permanent casino in Detroit, and rebuilding at Beau Rivage. Investments in unconsolidated affiliates in the 2006 period primarily represented partial funding of a required loan to MGM Grand Macau.
     Cash Flows – Financing Activities
     In the six months ended June 30, 2007, we borrowed net debt of $580 million. The increase in net debt was due primarily to the level of capital expenditures and share repurchases. At June 30, 2007, our senior credit facility had an outstanding balance of $4.9 billion, with available borrowings of $2.0 billion.
     We repurchased 2.5 million shares of our common stock in the six months ended June 30, 2007 at a cost of $175 million, leaving 5.5 million shares available under our current share repurchase authorization. We received proceeds of $53 million from the exercise of stock options in the six months ended June 30, 2007.
     Other Factors Affecting Liquidity
     Long-term Debt Payable in 2007. In August 2007, we repaid $692 million in senior notes and senior subordinated notes at maturity from available borrowings under our senior credit facility.
     Distributions from The Signature at MGM Grand. Tower 1 of The Signature at MGM Grand was completed in the second quarter of 2006. We received distributions totaling $51 million related to Tower 1. Distributions for Tower 2 began in 2006 and as of June 30, 2007, we had received $64 million of such distributions. Distributions from Tower 3 began in the second quarter and totaled $15 million. We expect to receive additional distributions on Tower 3 in the third and fourth quarters of 2007.
     Detroit Permanent Casino. The MGM Grand Detroit permanent casino resort is expected to open in October 2007 at a cost of approximately $725 million, excluding preopening, land and license costs, and will feature a 400-room hotel, a larger casino with 4,500 slot machines and 90 table games, numerous restaurant and entertainment amenities, and spa and convention facilities. Preopening costs are estimated to be $30 million. The permanent casino is located on a 25-acre site with a carrying value of approximately $50 million. In addition, we recorded license rights with a carrying value of $100 million as a result of MGM Grand Detroit’s obligations to the City of Detroit in connection with the permanent casino development agreement.
     Macau. We own 50% of MGM Grand Paradise Limited, an entity which is developing, and will operate, MGM Grand Macau, a hotel-casino resort in Macau S.A.R. Pansy Ho Chiu-king owns the other 50% of MGM Grand Paradise Limited. MGM Grand Macau is located on a prime site and will feature at least 375 table games and 900 slots with room for significant expansion. Other features will include approximately 600 rooms, suites and villas, a luxurious spa, convention space, a variety of dining destinations, and other attractions. MGM Grand Macau is estimated to cost approximately $775 million, excluding preopening, land rights and license costs. Preopening costs are estimated to be $75 million. The land rights are estimated to cost approximately $60 million. The subconcession agreement, which allows MGM Grand Paradise Limited to operate casinos in Macau, cost $200 million. Construction of MGM Grand Macau began in the second quarter of 2005 and the resort is anticipated to open in late 2007. We have invested $266 million in the venture and are committed to lending the venture up to an additional $6 million. The venture has obtained a $700 million bank credit facility which, along with equity contributions and shareholder loans, is expected to be sufficient to fund the construction of MGM Grand Macau.

     MGM Grand Paradise Limited recently announced that it has been engaged in discussions with the Government of Macau S.A.R concerning the development of its second major resort project in Macau to be located in Cotai. The site, scope, and financing related to this project are still being evaluated.
     CityCenter. In November 2004, we announced a plan to develop a multi-billion dollar urban metropolis, CityCenter, on the Las Vegas Strip between Bellagio and Monte Carlo. CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 470,000 square feet of retail shops, dining and entertainment venues; and approximately 2.3 million square feet of residential space in approximately 2,700 luxury condominium and condominium-hotel units in multiple towers.
     We believe CityCenter will cost approximately $7.4 billion, excluding preopening and land costs. Preopening costs are estimated to be $200 million. CityCenter is located on a 67-acre site with a carrying value of approximately $1 billion. After estimated net proceeds of $2.7 billion from the sale of residential units, we believe the net construction cost will be approximately $4.7 billion. We expect the project to open in late 2009.
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
     Mashantucket Pequot Tribal Nation. We have entered into a series of agreements to implement a strategic alliance with the Mashantucket Pequot Tribal Nation (“MPTN”), which owns and operates Foxwoods Casino Resort in Ledyard, Connecticut. Under the strategic alliance, we are consulting with MPTN in the development of a new $700 million casino resort currently under construction adjacent to the existing Foxwoods casino resort. The new resort will utilize the “MGM Grand” brand name and is scheduled to open in Spring 2008. We have also formed a jointly owned company with MPTN – Unity Gaming, LLC – to acquire or develop future gaming and non-gaming enterprises. We will provide a loan of up to $200 million to finance a portion of MPTN’s investment in joint projects.
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
     Kerzner Joint Venture. In June 2007, we signed a letter of intent with Kerzner International to form a 50/50 joint venture to develop a multi-billion dollar integrated resort to be located on the corner of Las Vegas Boulevard and Sahara Avenue. We will provide 40 acres of land, which is being valued at $20 million per acre, and Kerzner International and one of its financial partners will contribute cash equity.
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
     We file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the taxes paid in foreign jurisdictions are not material. We are no longer subject to examination of our U.S. federal income tax returns filed for years ended prior to 2001. While the IRS examination of the 2001 and 2002 tax years closed during the first quarter of 2007, the statute of limitations for assessing tax for such years has been extended in order for us to complete the appeals process for issues that were not agreed upon at the closure of the examination. The IRS is currently examining the federal income tax returns for the 2003 and 2004 tax years. The tax returns for subsequent years are also subject to examination.
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
     As of June 30, 2007, long-term variable rate borrowings represented approximately 36% of our total borrowings. Assuming a 100 basis-point change in LIBOR at June 30, 2007, our annual interest cost would change by approximately $49 million.

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
Item 4. Controls and Procedures
     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2007. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.
     During the quarter ended June 30, 2007, we had the following changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting:
•
We have been systematically implementing a new hotel management system, commonly referred to as a Property Management System (“PMS”), at several of our resorts. Prior to the implementation, we utilized three different PMS across our resorts. After the implementation is complete, we will utilize only two PMS. The new PMS is being installed at all of our resorts except for those acquired as part of the Mandalay acquisition. The Mandalay resorts are currently retaining their existing system. The implementation began in late 2006 and will continue through 2007. In the quarter ended June 30, 2007, we installed the new system at Bellagio. Previous installations had occurred at Beau Rivage, TI, The Mirage and The Signature at MGM Grand. Future installations will occur at New York-New York, MGM Grand Detroit and MGM Grand Las Vegas. In conjunction with the system changes, we are changing and standardizing certain accounting procedures in the hotel accounting area.

     There were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant developments in any of the cases disclosed in our Form 10-K in the six months ended June 30, 2007 or any new cases during that time, other than the matter described below.
     Fair and Accurate Credit Transaction Act Litigation
     On June 22, 2007, the Company was served with a purported nationwide class action lawsuit filed in federal district court in Nevada (Lety Ramirez v. MGM MIRAGE, Inc., et al.) for alleged willful violations of the Fair and Accurate Credit Transactions Act (“FACTA”). The lawsuit asserts that the Company failed to comply timely with FACTA’s directive that merchants who accept credit and/or debit cards not display more than the last 5 digits of the card number or the card expiration date on electronically-generated receipts provided to customers at the point of sale. FACTA’s compliance deadline for electronic machines that were first put into service before January 1, 2005 was December 4, 2006, while electronic machines put into use on or after January 1, 2005 required immediate compliance.
     Although the complaint does not assert that the plaintiff sustained any actual damage, the plaintiff seeks on behalf of herself and all similarly situated putative class members throughout the United States statutory damages of $100 (minimum) to $1,000 (maximum) for each transaction violation, attorneys’ fees, costs, punitive damages and a permanent injunction. We believe that the plaintiff’s claims for class certification and other relief are unjustified, and we will vigorously defend our position in this case.
Item 1A. Risk Factors
     A complete description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. The following is an additional risk factor noted during the six months ended June 30, 2007:
•
A significant portion of our labor force is covered by collective bargaining agreements. At June 30, 2007, approximately 30,000 of the Company’s 64,000 employees were covered by collective bargaining agreements. Approximately 21,000 of our Las Vegas Strip employees are subject to a collective bargaining agreement that expired as of May 31, 2007 but which has been extended indefinitely subject to a right of termination by either party on seven days’ notice. Negotiations for a new collective bargaining agreement are ongoing. This does not include the collective bargaining agreement covering employees at MGM Grand Las Vegas, which expires in 2008. A prolonged dispute with the covered employees could have an adverse impact on our operations, the significance of which we are currently unable to predict. In addition, we expect some level of wage and or benefit increases to be included in the new contract. Such increases may be significant and could have an adverse impact on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. We did not repurchase shares during the quarter ended June 30, 2007. The maximum number of shares still available for repurchase under our July 2004 repurchase program was 5.5 million as of June 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company’s 2007 Annual Meeting of Stockholders was held on May 22, 2007.

(b)	At the Annual Meeting, the following individuals were elected to serve one-year terms as members of the Board of Directors:

Name	Shares Voted For	Shares Withheld
Robert H. Baldwin	246,959,226	24,207,931
Willie D. Davis	268,315,305	2,851,852
Kenny G. Guinn	269,526,756	1,640,401
Alexander M. Haig, Jr.	248,579,008	22,588,149
Alexis Herman	269,386,329	1,780,828
Roland Hernandez	267,498,308	3,668,849
Gary N. Jacobs	246,970,671	24,196,486
Kirk Kerkorian	248,863,725	22,303,432
J. Terrence Lanni	248,834,980	22,332,177
Anthony Mandekic	246,578,510	24,588,647
Rose McKinney-James	269,592,329	1,574,828
James J. Murren	246,468,509	24,698,648
Ronald M. Popeil	269,590,991	1,576,166
John T. Redmond	248,278,243	22,888,914
Daniel Taylor	247,586,235	23,580,922
Melvin B. Wolzinger	269,579,393	1,587,764
     Additionally, a proposal to ratify the selection of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2007 was approved, by a vote of 271,087,049 shares in favor, 33,974 shares opposed and 46,134 shares abstaining.
Item 6. Exhibits
4.1
Indenture dated as of December 21, 2006 among MGM MIRAGE and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 21, 2006).

4.2
Second Supplemental Indenture dated as of May 17, 2007 among MGM MIRAGE, certain subsidiaries of MGM MIRAGE and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 17, 2007).

10	Amendment to the MGM MIRAGE 1997 Non-qualified Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated July 9, 2007).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE
Date: August 9, 2007	By:	/s/ J. TERRENCE LANNI
J. Terrence Lanni
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2007		/s/ JAMES J. MURREN
James J. Murren
President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)