Form 10-Q
period 2007-09-30
MGM MIRAGE
filed 2007-11-09
CIK 789570

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):
     Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 7, 2007
Common Stock, $.01 par value	299,380,038 shares

MGM MIRAGE AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$311,605	$452,944
Accounts receivable, net	378,697	362,921
Inventories	124,562	118,459
Income tax receivable	50,652	18,619
Deferred income taxes	65,105	68,046
Prepaid expenses and other	148,801	124,414
Assets held for sale	55,077	369,348

Total current assets	1,134,499	1,514,751

Real estate under development	478,318	188,433

Property and equipment, net	19,302,533	17,241,860

Other assets
Investments in unconsolidated affiliates	1,107,179	1,092,257
Goodwill	1,269,591	1,300,747
Other intangible assets, net	360,553	367,200
Deposits and other assets, net	654,538	440,990

Total other assets	3,391,861	3,201,194

	$24,307,211	$22,146,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$186,870	$182,154
Construction payable	371,293	234,486
Accrued interest on long-term debt	179,724	232,957
Other accrued liabilities	964,462	958,244
Liabilities related to assets held for sale	3,396	40,259

Total current liabilities	1,705,745	1,648,100

Deferred income taxes	3,373,770	3,441,157
Long-term debt	14,131,377	12,994,869
Other long-term obligations	514,567	212,563

Commitments and contingencies (Note 5)

Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares; issued 367,114,815 and 362,886,027 shares; outstanding 285,637,788 and 283,909,000 shares	3,671	3,629
Capital in excess of par value	3,000,476	2,806,636
Treasury stock, at cost: 81,477,027 and 78,997,027 shares	(1,771,707)	(1,597,120)
Retained earnings	3,348,197	2,635,989
Accumulated other comprehensive income	1,115	415

Total stockholders’ equity	4,581,752	3,849,549

	$24,307,211	$22,146,238

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Casino	$803,834	$782,047	$2,389,704	$2,296,999
Rooms	510,795	479,107	1,614,906	1,498,366
Food and beverage	406,620	369,383	1,248,786	1,108,161
Entertainment	141,093	125,290	418,578	329,123
Retail	75,608	73,027	222,930	207,535
Other	132,061	118,765	388,891	335,651

	2,070,011	1,947,619	6,283,795	5,775,835
Less: Promotional allowances	(172,941)	(152,577)	(520,874)	(445,917)

	1,897,070	1,795,042	5,762,921	5,329,918

Expenses
Casino	412,165	395,253	1,240,441	1,187,794
Rooms	142,722	136,118	428,476	404,032
Food and beverage	242,034	228,799	736,115	667,418
Entertainment	101,164	91,056	303,558	240,052
Retail	47,917	46,359	141,807	135,941
Other	83,812	67,818	232,578	181,213
General and administrative	286,447	278,551	873,739	785,350
Corporate expense	63,050	35,184	140,673	110,415
Preopening and start-up expenses	25,851	6,083	54,275	27,308
Restructuring costs	—	—	—	1,035
Property transactions, net	(89,225)	282	(81,799)	36,455
Depreciation and amortization	170,780	156,280	506,566	461,506

	1,486,717	1,441,783	4,576,429	4,238,519

Income from unconsolidated affiliates	54,260	66,138	192,227	158,773

Operating income	464,613	419,397	1,378,719	1,250,172

Non-operating income (expense)
Interest income	4,770	2,650	12,936	8,422
Interest expense, net	(180,033)	(189,368)	(547,473)	(572,993)
Non-operating items from unconsolidated affiliates	(4,599)	(4,627)	(14,419)	(11,563)
Other, net	(1,152)	(1,659)	(4,684)	(6,877)

	(181,014)	(193,004)	(553,640)	(583,011)

Income before income taxes and discontinued operations	283,599	226,393	825,079	667,161
Provision for income taxes	(99,736)	(72,628)	(295,308)	(230,293)

Income from continuing operations	183,863	153,765	529,771	436,868

Discontinued operations
Income from discontinued operations	—	3,744	10,461	14,815
Gain on disposal of discontinued operations	—	—	263,881	—
Provision for income taxes	—	(1,247)	(91,905)	(4,990)

	—	2,497	182,437	9,825

Net income	$183,863	$156,262	$712,208	$446,693

Basic earnings per share of common stock
Income from continuing operations	$0.65	$0.55	$1.86	$1.54
Discontinued operations	—	—	0.65	0.04

Net income per share	$0.65	$0.55	$2.51	$1.58

Diluted earnings per share of common stock
Income from continuing operations	$0.62	$0.53	$1.79	$1.50
Discontinued operations	—	0.01	0.62	0.03

Net income per share	$0.62	$0.54	$2.41	$1.53

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net income	$712,208	$446,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	506,566	483,793
Amortization of debt discounts, premiums and issuance costs	(3,128)	(1,577)
Provision for doubtful accounts	25,020	38,328
Stock-based compensation	34,487	58,281
Property transactions, net	(81,799)	36,455
Gain on disposal of discontinued operations	(263,881)	—
Income from unconsolidated affiliates	(164,376)	(140,743)
Distributions from unconsolidated affiliates	152,451	139,418
Deferred income taxes	(19,855)	656
Change in operating assets and liabilities:
Accounts receivable	(26,449)	(33,211)
Inventories	(6,737)	(6,112)
Income taxes receivable and payable	(22,467)	(93,303)
Prepaid expenses and other	(24,482)	(23,664)
Accounts payable and accrued liabilities	(18,259)	(28,662)
Real estate under development	(306,319)	(29,408)
Residential sales deposits, net	208,006	—
Hurricane Katrina insurance recoveries	42,233	4,802
Change in Hurricane Katrina insurance receivable	(4,394)	(43,649)
Other	(41,437)	(31,801)

Net cash provided by operating activities	697,388	776,296

Cash flows from investing activities
Purchases of property and equipment	(2,482,909)	(1,236,147)
Dispositions of property and equipment	15,332	11,002
Investments in joint ventures	—	(86,000)
Proceeds from disposal of discontinued operations, net	578,873	—
Purchase of convertible note	(160,000)	—
Hurricane Katrina insurance recoveries	124,917	113,947
Other	(34,529)	(17,992)

Net cash used in investing activities	(1,958,316)	(1,215,190)

Cash flows from financing activities
Net borrowings under bank credit facilities — maturities of 90 days or less	556,800	466,750
Borrowings under bank credit facilities — maturities longer than 90 days	5,750,000	4,000,000
Repayments under bank credit facilities — maturities longer than 90 days	(4,500,000)	(4,400,000)
Issuance of long-term debt	750,000	750,000
Retirement of senior notes	(1,402,233)	(200,000)
Debt issuance costs	(5,199)	(5,828)
Issuances of common stock	76,026	33,402
Purchases of common stock	(174,586)	(246,892)
Excess tax benefits from stock-based compensation	73,131	20,147
Other	(1,193)	(12,902)

Net cash provided by financing activities	1,122,746	404,677

Cash and cash equivalents
Net decrease for the period	(138,182)	(34,217)
Cash related to assets held for sale	(3,157)	—
Balance, beginning of period	452,944	377,933

Balance, end of period	$311,605	$343,716

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$609,678	$622,115
Federal, state and foreign income taxes paid, net of refunds	349,908	307,893

Non-cash investing and financing activities
Increase in construction payable	136,806	148,317
The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
     Organization. MGM MIRAGE (the “Company”) is a Delaware corporation, incorporated on January 29, 1986. As of September 30, 2007, approximately 54% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation which is wholly owned by Kirk Kerkorian. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, owns and/or operates casino resorts.
     The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, Mandalay Bay, Mirage, Luxor, Treasure Island (“TI”), New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas and Slots-A-Fun. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of three towers. Other Nevada operations include Circus Circus Reno, Gold Strike in Jean, and Railroad Pass in Henderson. The Company has a 50% investment in Silver Legacy in Reno, which is adjacent to Circus Circus Reno. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, and Primm Valley Golf Club at the California/Nevada state line.
     In April 2007, the Company completed the sale of Buffalo Bill’s, Primm Valley, and Whiskey Pete’s casino resorts (the “Primm Valley Resorts”), not including the Primm Valley Golf Club, with net proceeds to the Company of approximately $398 million. In June 2007, the Company completed the sale of the Colorado Belle and Edgewater in Laughlin (the “Laughlin Properties”), with net proceeds to the Company of approximately $199 million. In February 2007, the Company entered into an agreement to contribute Gold Strike, Nevada Landing and surrounding land (the “Jean Properties”) to a joint venture. The joint venture’s purpose is to develop a mixed-use community on the site. See Note 2 for further discussion of these transactions.
     The Company and its local partners own and operate MGM Grand Detroit, which recently opened a new permanent hotel and casino complex in downtown Detroit, Michigan. The interim facility closed on September 30, 2007 and the new casino resort opened on October 2, 2007. Final construction cost of the new MGM Grand Detroit is estimated to be approximately $725 million, excluding preopening, land, and license costs. Preopening and start-up expenses are estimated to be approximately $30 million. The permanent casino is located on a 25-acre site with a carrying value of approximately $50 million. In addition, the Company recorded license rights with a carrying value of $100 million as a result of MGM Grand Detroit’s obligations to the City of Detroit in connection with the permanent casino development agreement.
     The Company also owns and operates two resorts in Mississippi — Beau Rivage in Biloxi and Gold Strike Tunica. Beau Rivage reopened in August 2006, after having been closed due to damage sustained as a result of Hurricane Katrina in August 2005.
     The Company has 50% interests in two resorts outside of Nevada — Grand Victoria and Borgata. Grand Victoria is a riverboat in Elgin, Illinois — an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Borgata is a casino resort located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. The Company owns additional land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, a portion of which is being utilized for an expansion of Borgata, and a portion of which is planned for a wholly-owned development, MGM Grand Atlantic City. The new resort is preliminarily estimated to cost approximately $4.5 — $5.0 billion, not including land and associated costs. The proposed resort includes three towers with more than 3,000 rooms and suites, approximately 5,000 slot machines, 200 table games, 500,000 square-feet of retail, an extensive convention center, and other typical resort amenities.

     The Company owns 50% of MGM Grand Paradise Limited, a joint venture with Pansy Ho Chiu-king that is constructing and will operate a hotel-casino resort, MGM Grand Macau, in Macau S.A.R. Construction of MGM Grand Macau is estimated to cost approximately $880 million, excluding preopening, land rights and license costs. Preopening and start-up expenses are estimated to be $110 million. The land rights are estimated to cost approximately $60 million. The subconcession agreement, which allows MGM Grand Paradise Limited to operate casinos in Macau, cost $200 million. The resort is anticipated to open in late 2007.
     The Company is developing CityCenter on the Las Vegas Strip, between Bellagio and Monte Carlo. CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room non-gaming boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 470,000 square feet of retail shops, dining and entertainment venues; and approximately 2.3 million square feet of residential space in approximately 2,700 luxury condominium and condominium-hotel units in multiple towers. The overall development cost of CityCenter is estimated at approximately $7.8 billion, excluding preopening and land costs. Preopening and start-up expenses are estimated to be $200 million. CityCenter is located on a 67-acre site with a carrying value of approximately $1 billion. After estimated net proceeds of $2.7 billion from the sale of residential units, net construction cost is estimated at approximately $5.1 billion. CityCenter is expected to open in late 2009. These estimates of net project costs do not reflect the joint venture transaction discussed below.
     In August 2007, the Company entered into an agreement with Dubai World to form a 50/50 joint venture for the CityCenter development. The joint venture, CityCenter Holdings LLC, will be owned equally by the Company and Infinity World Development Corp., a wholly-owned subsidiary of Dubai World. The Company will contribute the CityCenter assets which the parties have valued at $5.4 billion, subject to adjustment based on actual construction spending and actual residential proceeds through the closing date. Dubai World will initially contribute $2.7 billion, subject to adjustment based on a) the potential adjustment to the initial valuation of $5.4 billion, and b) the need for interim additional funding until the joint venture obtains project-specific financing. At the close of the transaction, the Company will receive a cash distribution of $2.7 billion, subject to these same adjustments. The joint venture intends to obtain project-specific financing to fund remaining project costs. The Company will continue to serve as developer of CityCenter and will receive additional consideration of up to $100 million if the project is completed on time and actual development costs, net of residential proceeds, are within specified parameters. Upon completion of construction, the Company will manage CityCenter for a fee. The Company expects the joint venture transaction to close in the fourth quarter of 2007.
     Financial statement impact of Hurricane Katrina. The Company maintained insurance covering both property damage and business interruption as a result of wind and flood damage sustained at Beau Rivage. Business interruption coverage covered lost profits and other costs incurred during the construction period and up to six months following the re-opening of the facility.
     Non-refundable insurance recoveries received in excess of the net book value of damaged assets, clean-up and demolition costs, and post-storm costs have been recognized as income in the period received or committed based on the Company’s estimate of the total claim for property damage and business interruption compared to the recoveries received at that time.
     As of September 30, 2007, the Company had received insurance recoveries of $522 million and had executed a settlement agreement with one of its carriers for an additional $15 million. These amounts exceed the $263 million total of net book value of damaged assets, clean-up and demolition costs, and post-storm operating costs by $274 million; therefore, no write-down or demolition expense was recorded and post storm operating costs were offset by expected recoveries within “General and administrative” expenses. Depreciation of non-damaged assets was classified as “Depreciation and amortization.” Of the $274 million excess, $221 million was received on a non-refundable basis and has been reported as income. The remaining $53 million has been deferred because the related payments were submitted to the Company under reservation of rights on behalf of the insurance carriers; such amounts are included in “Other accrued liabilities” in the accompanying consolidated balance sheet as of September 30, 2007. During the three and nine months ended September 30, 2007 the Company recognized $135 million of insurance recoveries in income, of which $107 million was recorded within “Property transactions, net” and $28 million related to the business interruption portion of the Company’s claim was recorded within “General and administrative expenses.” The remaining $86 million previously recognized in income was recorded within “Property transactions, net” in the fourth quarter of 2006.

     Insurance recoveries are classified in the statement of cash flows based on the coverage to which they relate. Recoveries related to business interruption are classified as operating cash flows and recoveries related to property damage are classified as investing cash flows. However, the Company’s insurance policy includes undifferentiated coverage for both property damage and business interruption. Therefore, the Company classified insurance recoveries as being related to property damage until the full $160 million of damaged assets and demolition costs were recovered and classified additional recoveries up to the amount of the post-storm costs incurred as being related to business interruption. Insurance recoveries beyond that amount have been classified as operating or financing based on the total proceeds received to date compared to the total expected recoveries to be received upon final settlement of our insurance claims. During the nine months ended September 30, 2007 and 2006, insurance recoveries of $42 million and $5 million, respectively, have been classified as operating cash flows. During the nine months ended September 30, 2007 and 2006, insurance recoveries of $125 million and $114 million, respectively, have been classified as investing activities.
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
     As of September 30, 2007, the Company had a total of $68 million of unrecognized tax benefits. The total amount of these unrecognized tax benefits that, if recognized, would affect the effective tax rate is $23 million. The net decrease in the amount of unrecognized tax benefits from the date of adoption resulted primarily from the closure during the first quarter of 2007 of an Internal Revenue Service (IRS) examination of federal income tax returns for the years ended December 31, 2001 and 2002. The Company agreed to an additional assessment of taxes and associated interest of $2 million and is protesting at IRS Appeals certain issues that were not agreed upon at the closure of the examination. The Company reduced unrecognized tax benefits in the amount of $33 million and recorded corresponding reductions in goodwill related to the acquisition of Mirage Resorts, Incorporated and income tax expense of $29 million and $4 million, respectively. We do not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.

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
     As of January 1, 2007, with few exceptions, the Company was no longer subject to examination of its various state and local tax returns filed for years ended prior to 2003. During the first quarter of 2007, the City of Detroit initiated an examination of a Mandalay Resort Group subsidiary return for the pre-acquisition year ended April 25, 2005. During the fourth quarter of 2007, the state of Mississippi initiated an examination of returns filed by subsidiaries of MGM MIRAGE and Mandalay Resort Group for the 2004 through 2006 tax years. No other state or local income tax returns are under examination.
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
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments — which include only normal recurring adjustments — necessary to present fairly the Company’s financial position as of September 30, 2007, the results of its operations for the three and nine month periods ended September 30, 2007 and 2006, and its cash flows for the nine month periods ended September 30, 2007 and 2006. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications, which have no effect on previously reported net income, have been made to the 2006 financial statements to conform to the 2007 presentation.
NOTE 2 — ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
     The sale of the Primm Valley Resorts in April 2007 resulted in a pre-tax gain of $201 million. The sale of the Laughlin Properties in June 2007 resulted in a pre-tax gain of $63 million.
     The assets and liabilities of the Jean Properties have not been contributed to the planned joint venture and therefore are classified as held for sale at September 30, 2007. The assets and liabilities of Primm Valley Resorts and the Laughlin Properties were classified as held for sale at December 31, 2006 in the accompanying consolidated balance sheets. Nevada Landing closed in March 2007 and the carrying value of its building assets were written-off. These amounts are included in “Property transactions, net” in the accompanying consolidated statements of income for the nine month period ended September 30, 2007 — see Note 10 for further discussion.

     The following table summarizes the assets held for sale and liabilities related to assets held for sale in the accompanying consolidated balance sheets:

	September 30,	December 31,
	2007	2006
	(In thousands)
Cash	$3,157	$24,538
Accounts receivable, net	709	3,203
Inventories	605	3,196
Prepaid expenses and other	1,101	8,141

Total current assets	5,572	39,078
Property and equipment, net	47,127	316,332
Goodwill	—	5,000
Other assets, net	2,378	8,938

Total assets	55,077	369,348

Accounts payable	674	6,622
Other current liabilities	2,722	29,142

Total current liabilities	3,396	35,764
Other long-term obligations	—	4,495

Total liabilities	3,396	40,259

Net assets	$51,681	$329,089

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
     Other information related to discontinued operations is as follows:

	Three Months		Nine Months
For the periods ended September 30,	2007	2006	2007	2006

	(In thousands)
Net revenues of discontinued operations	$—	$106,933	$128,619	$317,773
Interest allocated to discontinued operations (based on the ratio of net assets of discontinued operations to total consolidated net assets and debt)	—	4,531	5,844	13,637
NOTE 3 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
     Investments in unconsolidated affiliates consisted of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
Marina District Development Company — Borgata (50%)	$462,725	$454,354
Elgin Riverboat Resort—Riverboat Casino — Grand Victoria (50%)	297,413	300,151
MGM Grand Paradise Limited — MGM Grand Macau (50%)	286,211	285,038
Circus and Eldorado Joint Venture — Silver Legacy (50%)	36,242	31,258
Turnberry/MGM Grand Towers — The Signature at MGM Grand (50%)	13,117	11,661
Other	11,471	9,795

	$1,107,179	$1,092,257

     The Company’s investment in MGM Grand Paradise Limited consists of equity and subordinated debt. The Company is committed to lending the venture up to an additional $4 million.

     The Company recognized the following related to its share of profit from condominium sales at The Signature at MGM Grand, based on when sales were closed:

	Three Months		Nine Months
For the periods ended September 30,	2007	2006	2007	2006

	(In thousands)
Income from joint venture	$10,487	$21,963	$75,244	$44,301
Gain on land previously deferred	1,538	3,757	7,983	7,756
Other income (loss)	144	(136)	742	(282)

	$12,169	$25,584	$83,969	$51,775

     The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months		Nine Months
For the periods ended September 30,	2007	2006	2007	2006

	(In thousands)
Income from unconsolidated affiliates	$54,260	$66,138	$192,227	$158,773
Preopening and start-up expenses	(6,559)	(1,324)	(13,432)	(6,467)
Non-operating items from unconsolidated affiliates	(4,599)	(4,627)	(14,419)	(11,563)

	$43,102	$60,187	$164,376	$140,743

NOTE 4 — LONG-TERM DEBT
     Long-term debt consisted of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
Senior credit facility	$6,188,650	$4,381,850
$710 million 9.75% senior subordinated notes, due 2007, net	—	709,477
$200 million 6.75% senior notes, due 2007, net	—	197,279
$492.2 million 10.25% senior subordinated notes, due 2007, net	—	505,704
$180.4 million 6.75% senior notes, due 2008, net	179,015	175,951
$196.2 million 9.5% senior notes, due 2008, net	201,867	206,733
$226.3 million 6.5% senior notes, due 2009, net	227,509	227,955
$1.05 billion 6% senior notes, due 2009, net	1,052,927	1,053,942
$297.6 million 9.375% senior subordinated notes, due 2010, net	314,469	319,277
$825 million 8.5% senior notes, due 2010, net	823,566	823,197
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$132.4 million 6.375% senior notes, due 2011, net	133,373	133,529
$550 million 6.75% senior notes, due 2012	550,000	550,000
$150 million 7.625% senior subordinated debentures, due 2013, net	154,851	155,351
$500 million 6.75% senior notes, due 2013	500,000	500,000
$525 million 5.875% senior notes, due 2014, net	523,025	522,839
$875 million 6.625% senior notes, due 2015, net	879,280	879,592
$250 million 6.875% senior notes, due 2016	250,000	250,000
$750 million 7.5% senior notes, due 2016	750,000	—
$100 million 7.25% senior debentures, due 2017, net	84,256	83,556
$750 million 7.625% senior notes due 2017	750,000	750,000
Floating rate convertible senior debentures due 2033	8,472	8,472
$150 million 7% debentures due 2036, net	155,852	155,900
$4.3 million 6.7% debentures, due 2096	4,265	4,265

	$14,131,377	$12,994,869

     Amounts due within one year of the balance sheet date are classified as long-term in the accompanying consolidated balance sheets because the Company has both the intent and ability to repay these amounts with available borrowings under the senior credit facility.
     Interest expense, net consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2007	2006	2007	2006
		(In thousands)
Total interest incurred	$242,808	$230,479	$713,868	$668,847
Interest capitalized	(62,775)	(36,580)	(160,551)	(82,217)
Interest allocated to discontinued operations	—	(4,531)	(5,844)	(13,637)

	$180,033	$189,368	$547,473	$572,993

     The senior credit facility has a total capacity of $7 billion, which matures in 2011. The Company has the ability to solicit additional lender commitments to increase the capacity to $8 billion. The components of the senior credit facility include a term loan facility of $2.5 billion and a revolving credit facility of $4.5 billion. At September 30, 2007, the Company had approximately $727 million of available borrowing capacity under the senior credit facility.
     In May 2007, the Company issued $750 million of 7.5% senior notes due 2016. In June 2007, the Company repaid the $710 million of 9.75% senior subordinated notes at maturity. In August 2007, the Company repaid the $200 million of 6.75% senior notes and the $492.2 million of 10.25% senior subordinated notes at maturity using borrowings under the senior credit facility.
     The Company’s long-term debt obligations contain customary covenants requiring the Company to maintain certain financial ratios. At September 30, 2007, the Company was required to maintain a maximum leverage ratio (debt to EBITDA, as defined) of 6.5:1 and a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.0:1. At September 30, 2007, the Company’s leverage and interest coverage ratios were 5.2:1 and 2.9:1, respectively.
NOTE 5 — COMMITMENTS AND CONTINGENCIES
     The Signature at MGM Grand. The Company provided guarantees for the debt financing on Towers 1, 2 and 3 of The Signature at MGM Grand. The loan amounts for all towers have been completely repaid, relieving the Company’s guaranty obligations related to The Signature at MGM Grand.
     New York Racing Association. In 2005, the Company entered into a definitive agreement with the New York Racing Association (“NYRA”) to manage video lottery terminals (“VLTs”) at NYRA’s Aqueduct horseracing facility in metropolitan New York which was subject to receipt of requisite New York State approvals. The Company was to provide project financing up to $190 million. Subsequently, the Company was not able to come to an agreement with NYRA and the state of New York and announced in April 2007 that it decided not to pursue this project further.
     Mashantucket Pequot Tribal Nation. The Company entered into a series of agreements to implement a strategic alliance with the Mashantucket Pequot Tribal Nation (“MPTN”), which owns and operates Foxwoods Casino Resort in Ledyard, Connecticut. The Company and MPTN have formed a jointly owned company – Unity Gaming, LLC – to acquire or develop future gaming and non-gaming enterprises. The Company will provide a loan of up to $200 million to finance a portion of MPTN’s investment in joint projects.

     Kerzner/Istithmar Joint Venture. In September 2007, the Company entered into a definitive agreement with Kerzner International and Istithmar Hotels FZE forming a joint venture to develop a multi-billion dollar integrated resort to be located on the southwest corner of Las Vegas Boulevard and Sahara Avenue. The Company will contribute 40 acres of land, which is being valued at $20 million per acre, for fifty percent of the equity in the joint venture. Kerzner International and Istithmar Hotels FZE will contribute cash and each will obtain twenty-five percent of the equity in the joint venture.
NOTE 6 — INCOME PER SHARE OF COMMON STOCK
     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2007	2006	2007	2006
		(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	284,730	281,836	284,201	283,423
Potential dilution from stock options, stock appreciation rights and restricted stock	11,518	7,422	11,486	8,321

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	296,248	289,258	295,687	291,744

NOTE 7 — COMPREHENSIVE INCOME
     Comprehensive income consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2007	2006	2007	2006
		(In thousands)
Net income	$183,863	$156,262	$712,208	$446,693
Currency translation adjustment	197	286	700	771
Other	—	—	—	3

	$184,060	$156,548	$712,908	$447,467

NOTE 8 — STOCKHOLDERS’ EQUITY
     Stock repurchases. In the nine months ended September 30, 2007, the Company repurchased 2.5 million shares of common stock at a total cost of $175 million, leaving 5.5 million shares available for repurchase under a July 2004 authorization. In the nine months ended September 30, 2006, the Company repurchased 6.5 million shares of common stock at a total cost of $247 million.
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
     As of September 30, 2007, the aggregate number of share-based awards available for grant under the omnibus plan was 3.9 million. A summary of activity under the Company’s share-based payment plans for the nine months ended September 30, 2007 is presented below:
Stock options and stock appreciation rights

		Weighted
		Average
	Shares	Exercise
	(000’s)	Price
Outstanding at January 1, 2007	30,532	$25.37
Granted	1,759	73.02
Exercised	(4,277)	18.49
Forfeited or expired	(889)	33.48

Outstanding at September 30, 2007	27,125	29.32

Exercisable at September 30, 2007	12,453	21.36

     Other information about share-based compensation is as follows:
     The total intrinsic value of stock options and stock appreciation rights exercised during the nine month periods ended September 30, 2007 and 2006 was $244 million and $62 million, respectively. The total income tax benefit from stock option exercises during the nine month periods ended September 30, 2007 and 2006 was $81 million and $21 million, respectively. As of September 30, 2007, there was a total of $90 million of unamortized compensation related to stock options and stock appreciation rights, which is expected to be recognized over a weighted-average period of 2.2 years.
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
     The following table shows information about compensation cost recognized (including discontinued operations):

	Three Months		Nine Months
For the periods ended September 30,	2007	2006	2007	2006
		(In thousands)
Compensation cost:
Stock options and stock appreciation rights	$11,623	$17,697	$35,953	$56,119
Restricted stock	—	26	—	3,038

Total compensation cost	11,623	17,723	35,953	59,157
Less: Compensation cost capitalized	(911)	(260)	(1,466)	(876)

Compensation cost recognized as expense	10,712	17,463	34,487	58,281
Less: Related tax benefit	(3,654)	(6,094)	(11,885)	(19,710)

Compensation expense, net of tax benefit	$7,058	$11,369	$22,602	$38,571

     Compensation cost for stock options and stock appreciation rights was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Three Months		Nine Months
For the periods ended September 30,	2007	2006	2007	2006
Expected volatility	33%	33%	30%	33%
Expected term	4.1 years	4.1 years	4.1 years	4.1 years
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.4%	5.1%	4.6%	4.9%
Forfeiture rate	4.6%	4.6%	4.6%	4.6%
Weighted-average fair value of options granted	$27.64	$12.75	$23.24	$14.08
NOTE 10 — PROPERTY TRANSACTIONS, NET
     Net property transactions consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2007	2006	2007	2006
		(In thousands)
Hurricane Katrina insurance recoveries	$(107,035)	$—	$(107,035)	$—
Write downs and impairments	11,439	—	19,252	33,645
Demolition costs	5,435	118	5,435	316
Net losses on sale or disposal of fixed assets	936	164	549	2,494

	$(89,225)	$282	$(81,799)	$36,455

     Write-downs and impairments in 2007 include write-offs related to discontinued construction projects and a write-off of the carrying value of the building assets of Nevada Landing which closed in March 2007. The 2007 periods also include demolition costs related to ongoing projects at the Company’s resorts.
     Write-downs and impairments in 2006 included $22 million related to the write-off of the tram connecting Bellagio and Monte Carlo, including the stations at both resorts, in preparation for construction of CityCenter. CityCenter will feature a state-of-the-art people mover system that will reconnect Bellagio with Monte Carlo, with the stations at each resort completely redesigned as well.
NOTE 11 — SUBSEQUENT EVENTS
     Stock sale. On October 18, 2007, the Company completed the sale of 14.2 million shares of common stock to Infinity World Investments, a wholly-owned subsidiary of Dubai World, at a price of $84 per share for total proceeds of approximately $1.2 billion. These shares were previously held by the Company as treasury stock. Proceeds from the sale were used to reduce amounts outstanding under the senior credit facility. After giving effect to the issuance of these shares, Tracinda owned approximately 51% of the Company’s outstanding shares.
     Insurance Recoveries. During October 2007, the Company reached final settlement agreements with the remaining insurance carriers for its claim related to Hurricane Katrina. The Company’s insurance recovery proceeds will total $635 million.

NOTE 12 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION
     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC, foreign subsidiaries, and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of September 30, 2007 and December 31, 2006 and for the three and nine month periods ended September 30, 2007 and 2006 is as follows:
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of September 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Current assets	$131,932	$941,204	$61,363	$—	$1,134,499
Real estate under development	—	478,318	—	—	478,318
Property and equipment, net	—	18,541,243	773,262	(11,972)	19,302,533
Investments in subsidiaries	17,672,041	510,628	—	(18,182,669)	—
Investments in unconsolidated affiliates	—	820,968	286,211	—	1,107,179
Other non-current assets	246,812	1,936,458	101,412	—	2,284,682

	$18,050,785	$23,228,819	$1,222,248	$(18,194,641)	$24,307,211

Current liabilities	$159,597	$1,468,801	$77,347	$—	$1,705,745
Intercompany accounts	(2,482,585)	2,228,044	254,541	—	—
Deferred income taxes	3,373,770	—	—	—	3,373,770
Long-term debt	12,340,298	1,463,929	327,150	—	14,131,377
Other non-current liabilities	77,953	386,686	49,928	—	514,567
Stockholders’ equity	4,581,752	17,681,359	513,282	(18,194,641)	4,581,752

	$18,050,785	$23,228,819	$1,222,248	$(18,194,641)	$24,307,211

	As of December 31, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Current assets	$95,361	$1,369,711	$49,679	$—	$1,514,751
Real estate under development	—	188,433	—	—	188,433
Property and equipment, net	—	16,797,263	456,569	(11,972)	17,241,860
Investments in subsidiaries	16,563,917	480,822	—	(17,044,739)	—
Investments in unconsolidated affiliates	—	807,219	285,038	—	1,092,257
Other non-current assets	94,188	1,911,362	103,387	—	2,108,937

	$16,753,466	$21,554,810	$894,673	$(17,056,711)	$22,146,238

Current liabilities	$227,743	$1,364,472	$55,885	$—	$1,648,100
Intercompany accounts	(1,478,207)	1,281,499	196,708	—	—
Deferred income taxes	3,441,157	—	—	—	3,441,157
Long-term debt	10,712,047	2,173,972	108,850	—	12,994,869
Other non-current liabilities	1,177	161,458	49,928	—	212,563
Stockholders’ equity	3,849,549	16,573,409	483,302	(17,056,711)	3,849,549

	$16,753,466	$21,554,810	$894,673	$(17,056,711)	$22,146,238

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended September 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$1,786,625	$110,445	$—	$1,897,070
Equity in subsidiaries’ earnings	448,290	4,501	—	(452,791)	—
Expenses:
Casino and hotel operations	3,607	963,538	62,669	—	1,029,814
General and administrative	2,498	267,033	16,916	—	286,447
Corporate expense	11,345	51,705	—	—	63,050
Preopening and start-up expenses	141	5,882	19,828	—	25,851
Restructuring costs	—	—	—	—	—
Property transactions, net	—	(89,225)	—	—	(89,225)
Depreciation and amortization	449	164,369	5,962	—	170,780

	18,040	1,363,302	105,375	—	1,486,717

Income from unconsolidated affiliates	—	54,260	—	—	54,260

Operating income	430,250	482,084	5,070	(452,791)	464,613
Interest income (expense), net	(155,619)	(20,017)	373	—	(175,263)
Other, net	444	(6,205)	10	—	(5,751)

Income from continuing operations before income taxes	275,075	455,862	5,453	(452,791)	283,599
Provision for income taxes	(91,212)	(7,572)	(952)	—	(99,736)

Income from continuing operations	183,863	448,290	4,501	(452,791)	183,863
Discontinued operations	—	—	—	—	—

Net income	$183,863	$448,290	$4,501	$(452,791)	$183,863

	For the Three Months Ended September 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$1,678,900	$116,142	$—	$1,795,042
Equity in subsidiaries’ earnings	420,871	32,094	—	(452,965)	—
Expenses:
Casino and hotel operations	5,433	897,149	62,821	—	965,403
General and administrative	4,836	259,463	14,252	—	278,551
Corporate expense	7,863	27,321	—	—	35,184
Preopening and start-up expenses	115	4,415	1,553	—	6,083
Restructuring costs	—	—	—	—	—
Property transactions, net	60	222	—	—	282
Depreciation and amortization	450	151,274	4,556	—	156,280

	18,757	1,339,844	83,182	—	1,441,783

Income from unconsolidated affiliates	—	66,138	—	—	66,138

Operating income	402,114	437,288	32,960	(452,965)	419,397
Interest income (expense), net	(192,663)	5,953	(8)	—	(186,718)
Other, net	1,343	(7,628)	(1)	—	(6,286)

Income from continuing operations before income taxes	210,794	435,613	32,951	(452,965)	226,393
Provision for income taxes	(51,588)	(20,183)	(857)	—	(72,628)

Income from continuing operations	159,206	415,430	32,094	(452,965)	153,765
Discontinued operations	(2,944)	5,441	—	—	2,497

Net income	$156,262	$420,871	$32,094	$(452,965)	$156,262

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Nine Months Ended September 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$5,425,872	$337,049	$—	$5,762,921
Equity in subsidiaries’ earnings	1,500,421	47,662	—	(1,548,083)	—
Expenses:
Casino and hotel operations	10,714	2,881,598	190,663	—	3,082,975
General and administrative	8,792	817,946	47,001	—	873,739
Corporate expense	23,383	117,290	—	—	140,673
Preopening and start-up expenses	505	22,494	31,276	—	54,275
Restructuring costs	—	—	—	—	—
Property transactions, net	—	(81,799)	—	—	(81,799)
Depreciation and amortization	1,347	487,383	17,836	—	506,566

	44,741	4,244,912	286,776	—	4,576,429

Income from unconsolidated affiliates	—	192,227	—	—	192,227

Operating income	1,455,680	1,420,849	50,273	(1,548,083)	1,378,719
Interest income (expense), net	(466,975)	(67,953)	391	—	(534,537)
Other, net	1,166	(20,270)	1	—	(19,103)

Income from continuing operations before income taxes	989,871	1,332,626	50,665	(1,548,083)	825,079
Provision for income taxes	(273,864)	(18,441)	(3,003)	—	(295,308)

Income from continuing operations	716,007	1,314,185	47,662	(1,548,083)	529,771
Discontinued operations	(3,799)	186,236	—	—	182,437

Net income	$712,208	$1,500,421	$47,662	$(1,548,083)	$712,208

	For the Nine Months Ended September 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$4,984,776	$345,142	$—	$5,329,918
Equity in subsidiaries’ earnings	1,254,256	97,566	—	(1,351,822)	—
Expenses:
Casino and hotel operations	16,138	2,612,542	187,770	—	2,816,450
General and administrative	16,249	727,674	41,427	—	785,350
Corporate expense	31,306	79,109	—	—	110,415
Preopening and start-up expenses	392	22,013	4,903	—	27,308
Restructuring costs	—	1,035	—	—	1,035
Property transactions, net	3,454	33,000	1	—	36,455
Depreciation and amortization	1,949	448,847	10,710	—	461,506

	69,488	3,924,220	244,811	—	4,238,519

Income from unconsolidated affiliates	—	158,773	—	—	158,773

Operating income	1,184,768	1,316,895	100,331	(1,351,822)	1,250,172
Interest income (expense), net	(520,460)	(44,239)	128	—	(564,571)
Other, net	2,185	(20,648)	23	—	(18,440)

Income from continuing operations before income taxes	666,493	1,252,008	100,482	(1,351,822)	667,161
Provision for income taxes	(210,937)	(16,440)	(2,916)	—	(230,293)

Income from continuing operations	455,556	1,235,568	97,566	(1,351,822)	436,868
Discontinued operations	(8,863)	18,688	—	—	9,825

Net income	$446,693	$1,254,256	$97,566	$(1,351,822)	$446,693

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Nine Months Ended September 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities	$(900,115)	$1,536,364	$61,139	$—	$697,388
Net cash used in investing activities	—	(1,622,537)	(332,222)	(3,557)	(1,958,316)
Net cash provided by (used in) financing activities	906,383	(59,772)	272,578	3,557	1,122,746

	For the Nine Months Ended September 30, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net cash provided by (used in) operating activities	$(734,557)	$1,399,247	$111,606	$—	$776,296
Net cash provided by (used in) investing activities	5,300	(1,024,485)	(192,571)	(3,434)	(1,215,190)
Net cash provided by (used in) financing activities	713,981	(365,782)	53,044	3,434	404,677

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Overview
     At September 30, 2007, our primary operations consisted of 17 wholly-owned casino resorts and 50% investments in three other casino resorts, including:

Las Vegas, Nevada:	Bellagio, MGM Grand Las Vegas (including The Signature at MGM Grand) Mandalay Bay, Mirage, Luxor, TI, New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas and Slots-A-Fun.
Other domestic:	Circus Circus Reno and Silver Legacy (50% owned) in Reno, Nevada; Gold Strike in Jean, Nevada; Railroad Pass in Henderson, Nevada; MGM Grand Detroit; Beau Rivage in Biloxi, Mississippi and Gold Strike Tunica in Tunica, Mississippi; Borgata (50% owned) in Atlantic City, New Jersey; and Grand Victoria (50% owned) in Elgin, Illinois.
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
     Outlook
     In October 2007 we reached final agreements with the remaining insurance carriers related to Hurricane Katrina. Our total insurance recoveries will be $635 million. We expect to recognize the remaining income of approximately $150 million in the fourth quarter of 2007, of which approximately $110 million will be recognized as property transactions and $40 million will be recorded as a credit to general and administrative expenses.
     The all-new MGM Grand Detroit hotel and casino complex opened on October 2, 2007. The new casino has 4,500 slot machines, 90 table games, 400 hotel rooms, and a variety of food and beverage offerings. The interim facility closed on September 30, 2007 and had significantly fewer gaming positions and no hotel. Based on the increased gaming capacity and extent of resort amenities, we expect the operating results for MGM Grand Detroit to increase significantly. In addition, now that the permanent casino is open the gaming tax rate will decrease, retroactive to October 2, from 26% to 21% when the Michigan Gaming Control Board certifies that the terms of the related development agreement have been satisfied.
     In August 2007, we entered a new five-year collective bargaining agreement covering approximately 21,000 of our Las Vegas Strip employees. This does not include the collective bargaining agreement covering employees at MGM Grand Las Vegas, which expires in 2008. The new agreement is retroactive to May 31, 2007 and provides for increases in wages and benefits of approximately 4% annually.
     In July 2007, Michigan enacted into law a new Michigan Business Tax (“MBT”) that will replace the Michigan “Single Business Tax” effective January 1, 2008.  Under the new law, Michigan will tax an apportioned amount of income from our combined operations, whereas under the existing law only income generated by entities operating in Michigan is subject to tax in the state.  Consequently, an apportioned amount of our deferred tax liabilities will be subject to tax in Michigan when they are realized. The new law was amended on September 30, 2007 to provide for a deduction from the tax beginning in the 2015 tax year. This deduction is based upon the amount of book-tax differences upon which the deferred tax liabilities are determined as of the first fiscal period ending after July 12, 2007 and is intended to offset any financial statement expense that would otherwise result from the enactment of the MBT. As a result, we recorded a deferred tax liability and corresponding deferred tax asset which are recorded net within long-term deferred taxes in the accompanying consolidated balance sheet.
     Financial Results
     The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2007 and 2006. On a consolidated basis, the most important factors and trends contributing to our operating performance for the periods were:
•	Continued year-over-year increases in room pricing and strong occupancy at our resorts, leading to increases in hotel revenues.

•	Ongoing investments in new restaurants, lounges, entertainment venues and other resort amenities, leading to strong non-gaming revenues.

•	The closure of Beau Rivage in August 2005 as a result of Hurricane Katrina and the reopening of the property in August 2006. For the three and nine months ended September 30, 2007, Beau Rivage earned operating income of $145 million and $172 million, respectively. In the third quarter of 2007, Beau Rivage recognized $135 million of income for insurance recoveries, $107 million of which was recorded as property transactions and $28 million of which was recorded as a reduction of general and administrative expenses. Beau Rivage earned operating income of $10 million for the 33 days it was open in the third quarter of 2006.

•	Recognition of our share of profits from the sale of units of The Signature at MGM Grand. The venture records revenue and cost of sales as units close. For the three and nine months ended September 30, 2007, we recognized income of $12 million and $84 million, respectively related to units closed and the recognition of deferred profit on land contributed to the venture. For the three and nine months ended September 30, 2006, we recognized income of $26 million and $52 million, respectively. Such income is classified in “Income from unconsolidated affiliates” in the accompanying consolidated statements of income.

     Net revenue increased 6%, 2% excluding Beau Rivage, in the third quarter of 2007 over the third quarter of 2006. Net revenue for the year-to-date period increased 8%, 3% excluding Beau Rivage. Net revenue continued to benefit from strong year-over-year room pricing and increased revenues from our restaurants, nightclubs and entertainment amenities, particularly at our Las Vegas Strip resorts due to strong demand and customer volumes.
     Operating income increased 11% for the quarter to $465 million, largely as a result of income from insurance recoveries at Beau Rivage. In addition, operating income for the quarter was impacted by lower profits recognized on sales of units at The Signature at MGM Grand and higher preopening and start-up expenses, charges related to write-offs, and demolition costs as discussed further below in “Operating Results — Details of Certain Charges.” Excluding the impact from Beau Rivage and the other items discussed above, operating income decreased 10%, primarily as a result of higher corporate expense, which led to a decrease in operating margin compared to the third quarter of 2006.
     Corporate expense increased to $63 million in the third quarter of 2007 compared to $35 million in 2006. The increase in corporate expense is partially due to severance costs, costs associated with our CityCenter joint venture transaction, and development costs associated with our planned MGM Grand Atlantic City project and a potential second project in Macau.
     On a year-to-date basis, operating income increased 10% to $1.4 billion and was impacted by the items noted above. Income from continuing operations increased 20% over the 2006 quarter and 21% for the year-to-date period also as a result of the above factors, as well as higher capitalized interest as a result of ongoing construction of CityCenter and MGM Grand Detroit.
     Operating Results – Detailed Revenue Information
     The following table presents details of our net revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Percentage			Percentage
	2007	Change	2006	2007	Change	2006
			(Dollars in thousands)
Casino revenue, net:
Table games	$300,092	0%	$299,570	$904,195	(3)%	$931,848
Slots	478,560	4%	460,295	1,403,274	9%	1,288,768
Other	25,182	14%	22,182	82,235	8%	76,383

Casino revenue, net	803,834	3%	782,047	2,389,704	4%	2,296,999

Non-casino revenue:
Rooms	510,795	7%	479,107	1,614,906	8%	1,498,366
Food and beverage	406,620	10%	369,383	1,248,786	13%	1,108,161
Entertainment, retail and other	348,762	10%	317,082	1,030,399	18%	872,309

Non-casino revenue	1,266,177	9%	1,165,572	3,894,091	12%	3,478,836

	2,070,011	6%	1,947,619	6,283,795	9%	5,775,835
Less: Promotional allowances	(172,941)	13%	(152,577)	(520,874)	17%	(445,917)

	$1,897,070	6%	$1,795,042	$5,762,921	8%	$5,329,918

     Excluding Beau Rivage, slots revenue decreased 2% in the quarter. Slots revenue was strong at many of the our Las Vegas Strip Resorts, including Bellagio, MGM Grand Las Vegas, Mirage – each up 8% – and Mandalay Bay – up 9%. MGM Grand Detroit experienced an 8% decrease in slots revenue in the quarter, partially due to the winding down of operations at the interim facility.
     Table games revenue decreased 5% excluding Beau Rivage, primarily due to a decrease in hold percentage as volumes were consistent with the third quarter of 2006. The table games hold percentage was within our normal range in both periods, but was down approximately 70 basis points compared to the prior year quarter at our Las Vegas Strip resorts.
     For the nine-month period, casino revenue increased 4%, but decreased 4% excluding Beau Rivage. For the year-to-date periods, the overall table games hold percentage was within our normal range, although lower in the current year-to-date period by 60 basis points. Table games volume, including baccarat, decreased 2% in the nine month period excluding Beau Rivage.

     Rooms revenue increased 4% in the third quarter, excluding Beau Rivage, despite having 55,000 less available room nights in the current quarter, mainly due to room and suite remodel activity at Mandalay Bay and Bellagio and the closing of Nevada Landing in March 2007. Average rates increased 5% for the quarter at our Las Vegas Strip resorts; Las Vegas Strip REVPAR increased 6% – these results continue trends experienced in the first half of the year.
     For the nine month periods, REVPAR was up 7% and average room rates were up 6%. The following table shows key hotel statistics for our Las Vegas Strip resorts:

	Three Months		Nine Months
For the periods ended September 30,	2007	2006	2007	2006
Occupancy	97%	96%	97%	96%
Average Daily Rate (ADR)	$147	$140	$159	$150
Revenue per Available Room (REVPAR)	143	135	154	144
     For the third quarter of 2007, food and beverage revenue increased 10%, 6% excluding Beau Rivage. This increase is attributable to capital investments in new restaurants, nightclubs and lounges. Entertainment revenues increased 13% for the third quarter due to strong attendance at the Company’s portfolio of Cirque du Soleil productions. The year-to-date period also benefited from the addition of Love, the Cirque du Soleil show located at The Mirage, which opened in July 2006.
     Operating Results – Details of Certain Charges
     Preopening and start-up expenses consist of the following:

	Three Months		Nine Months
For the periods ended September 30,	2007	2006	2007	2006
		(In thousands)
CityCenter	$4,653	$3,000	$18,801	$6,207
MGM Grand Detroit	13,555	647	19,138	1,924
MGM Grand Macau (50% owned)	6,274	906	12,138	2,979
Other	1,369	1,530	4,198	16,198

	$25,851	$6,083	$54,275	$27,308

     MGM Grand Detroit opened October 2, 2007 and MGM Grand Macau is expected to open later this year. In 2006, the nine month period includes preopening related to The Signature at MGM Grand and the Love show at the Mirage.
     Property transactions, net consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2007	2006	2007	2006
		(In thousands)
Hurricane Katrina insurance recoveries	$(107,035)	$—	$(107,035)	$—
Write-downs and impairments	11,439	—	19,252	33,645
Demolition costs	5,435	118	5,435	316
Net losses on sale or disposal of fixed assets	936	164	549	2,494

	$(89,225)	$282	$(81,799)	$36,455

     Write-downs and impairments in 2007 include write-offs related to discontinued construction projects and a write-off of the carrying value of the Nevada Landing building assets due to its closure in March 2007. The 2007 periods also include demolition costs related to ongoing projects at our resorts.
     Write-downs and impairments in 2006 included $22 million related to the write-off of the tram connecting Bellagio and Monte Carlo, including the stations at both resorts, in preparation for construction of CityCenter. CityCenter will feature a state-of-the-art people mover system that will reconnect Bellagio with Monte Carlo, with the stations at each resort completely redesigned as well.

Non-operating Results
     Net interest expense decreased to $180 million in the 2007 third quarter from $189 million in the 2006 period. For the nine months, net interest expense decreased to $547 million from $573 million. Gross interest was higher due to larger average balances outstanding, but was offset by increased capitalized interest due to ongoing construction of CityCenter and the MGM Grand Detroit permanent casino.
Discontinued Operations
     We completed the sale of Primm Valley Resorts in April 2007, and the sale of the Laughlin Properties in June 2007. Our combined pre-tax gain on disposal of these resorts was $264 million.
Liquidity and Capital Resources
     Cash Flows – Operating Activities
     Cash flow provided by operating activities was $697 million for the nine months ended September 30, 2007, a decrease from $776 million in the prior year period. During 2007 we spent $306 million on construction of the CityCenter residential components and received deposits on residential sales of $208 million. Also during 2007 we received $42 million of Hurricane Katrina insurance recoveries related to the business interruption portion of our claim. At September 30, 2007, we held cash and cash equivalents of $312 million.
     Cash Flows – Investing Activities
     Capital expenditures consisted of the following:

	Nine Months Ended
	September 30,
	2007	2006
	(in millions)
Development and expansion projects:
CityCenter	$869	$342
MGM Grand Detroit	287	185
Beau Rivage	63	349
Las Vegas Strip land	580	—
Capitalized interest on development and expansion projects	140	66

	1,939	942

Other
Room remodel projects	180	20
Corporate aircraft	81	45
Other	283	229

	544	294

	$2,483	$1,236

     Also in 2007, we purchased a $160 million convertible note issued by The M Resort LLC, which is developing a casino resort on Las Vegas Boulevard, 10 miles south of Bellagio.
     In 2006, capital expenditures were $1.2 billion, and included expenditures for the Mirage theatre, CityCenter, the permanent casino in Detroit, and rebuilding at Beau Rivage. Investments in unconsolidated affiliates in the 2006 period primarily represented partial funding of a required loan to MGM Grand Macau.
     Cash Flows – Financing Activities
     In the nine months ended September 30, 2007, we borrowed net debt of $1.2 billion. The increase in net debt was due primarily to the level of capital expenditures and share repurchases. At September 30, 2007, our senior credit facility had an outstanding balance of $6.2 billion, with available borrowings of $727 million.
     We repurchased 2.5 million shares of our common stock in the nine months ended September 30, 2007 at a cost of $175 million, leaving 5.5 million shares available under our current share repurchase authorization. We received proceeds of $76 million from the exercise of stock options in the nine months ended September 30, 2007, and realized $73 million of related excess tax benefits.

     Other Factors Affecting Liquidity
     Macau. We own 50% of MGM Grand Paradise Limited, an entity which is developing, and will operate, MGM Grand Macau, a hotel-casino resort in Macau S.A.R. Pansy Ho Chiu-king owns the other 50% of MGM Grand Paradise Limited. MGM Grand Macau is located on a prime site and will feature at least 375 table games and 900 slots with room for significant expansion. Other features will include approximately 600 rooms, suites and villas, a luxurious spa, convention space, a variety of dining destinations, and other attractions. MGM Grand Macau is estimated to cost approximately $880 million, excluding preopening, land rights and license costs. Preopening costs are estimated to be $110 million. The land rights are estimated to cost approximately $60 million. The subconcession agreement, which allows MGM Grand Paradise Limited to operate casinos in Macau, cost $200 million. Construction of MGM Grand Macau began in the second quarter of 2005 and the resort is anticipated to open in late 2007. We have invested $266 million in the venture and are committed to lending the venture up to an additional $4 million. The venture has obtained a $700 million bank credit facility. MGM Grand Macau is currently seeking to expand this facility to fund the revised budget as well as future expansion and development activities.
     MGM Grand Paradise Limited recently announced that it has been engaged in discussions with the Government of Macau S.A.R concerning the development of its second major resort project in Macau to be located in Cotai. The site, scope, and financing related to this project are still being evaluated.
     CityCenter. We are building a multi-billion dollar urban metropolis, CityCenter, on the Las Vegas Strip between Bellagio and Monte Carlo. CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 470,000 square feet of retail shops, dining and entertainment venues; and approximately 2.3 million square feet of residential space in approximately 2,700 luxury condominium and condominium-hotel units in multiple towers.
     We believe CityCenter will cost approximately $7.8 billion, excluding preopening and land costs. Preopening costs are estimated to be $200 million. CityCenter is located on a 67-acre site with a carrying value of approximately $1 billion. After estimated net proceeds of $2.7 billion from the sale of residential units, we believe the net construction cost will be approximately $5.1 billion. We expect the project to open in late 2009. These estimates of net project costs do not reflect the joint venture transaction discussed below.
     In August 2007, we entered into an agreement with Dubai World to form a 50/50 joint venture for the CityCenter development. The joint venture, CityCenter Holdings LLC, will be owned equally by the Company and Infinity World Development Corp., a wholly-owned subsidiary of Dubai World. We will contribute the CityCenter assets which the parties have valued at $5.4 billion, subject to adjustment based on actual construction spending and actual residential proceeds through the closing date. Dubai World will initially contribute $2.7 billion, subject to adjustment based on a) the potential adjustment to the initial valuation of $5.4 billion, and b) the need for interim additional funding until the joint venture obtains project-specific financing. At the close of the transaction, we will receive a cash distribution of $2.7 billion, subject to these same adjustments. The joint venture intends to obtain project-specific financing to fund remaining project costs. We will continue to serve as developer of CityCenter and will receive additional consideration of up to $100 million if the project is completed on time and actual development costs, net of residential proceeds, are within specified parameters. Upon completion of construction, the Company will manage CityCenter for a fee. We expect the joint venture transaction to close in the fourth quarter of 2007.
     Stock sale. On October 18, 2007, we completed the sale of 14.2 million shares of common stock to Infinity World Investments, a wholly-owned subsidiary of Dubai World, at a price of $84 per share for total proceeds of approximately $1.2 billion. These shares were previously held by the Company as treasury stock. Proceeds from the sale were used to reduce amounts outstanding under the senior credit facility.
     Atlantic City Development. The new resort is preliminarily estimated to cost approximately $4.5 – $5.0 billion, not including land and associated costs. The proposed resort includes three towers with more than 3,000 rooms and suites, approximately 5,000 slot machines, 200 table games, 500,000 square-feet of retail, an extensive convention center, and other typical resort amenities.

     Kerzner/Istithmar Joint Venture. In September 2007, we entered into a definitive agreement with Kerzner International and Istithmar Hotels FZE forming a joint venture to develop a multi-billion dollar integrated resort to be located on the southwest corner of Las Vegas Boulevard and Sahara Avenue. We will contribute 40 acres of land, which is being valued at $20 million per acre, for fifty percent of the equity in the joint venture. Kerzner International and Istithmar Hotels FZE will contribute cash and each will obtain twenty-five percent of the equity in the joint venture.
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
     With few exceptions, we are no longer subject to examination of our various state and local tax returns filed for years ended prior to 2003. During the first quarter of 2007, the City of Detroit initiated an examination of a Mandalay Resort Group subsidiary return for the pre-acquisition year ended April 25, 2005. During the fourth quarter of 2007, the state of Mississippi initiated an examination of returns filed by subsidiaries of MGM MIRAGE and Mandalay Resort Group for the 2004 through 2006 tax years. No other state or local income tax returns are under examination.
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
     As of September 30, 2007, long-term variable rate borrowings represented approximately 44% of our total borrowings. Assuming a 100 basis-point change in LIBOR at September 30, 2007, our annual interest cost would change by approximately $62 million.
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
Item 4. Controls and Procedures
     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2007. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.
     During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant developments in any of the cases disclosed in our Form 10-K in the nine months ended September 30, 2007 or any new cases during that time, other than the matter described below.
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

Item 1A. Risk Factors
     A complete description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. The following is an additional risk factor noted during the nine months ended September 30, 2007:
•	A significant portion of our labor force is covered by collective bargaining agreements. Approximately 30,000 of the Company’s 64,000 employees are covered by collective bargaining agreements. A prolonged dispute with the covered employees could have an adverse impact on our operations. In addition, wage and or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations.

Approximately 21,000 of our Las Vegas Strip employees were subject to a collective bargaining agreement that expired May 31, 2007. In August 2007, we entered a new five-year collective bargaining agreement covering these employees. The new agreement is retroactive to May 31, 2007 and provides for increases in wages and benefits of approximately 4% annually. This does not include the collective bargaining agreement covering employees at MGM Grand Las Vegas, which expires in 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. We did not repurchase shares during the quarter ended September 30, 2007. The maximum number of shares still available for repurchase under our July 2004 repurchase program was 5.5 million as of September 30, 2007.
Item 6. Exhibits
10.1	Limited Liability Company Agreement of CityCenter Holdings, LLC, dated August 21, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2007).

10.2	Company Stock Purchase and Support Agreement, dated August 21, 2007, by and between MGM MIRAGE and INFINITY WORLD INVESTMENTS, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 21, 2007).

10.3	Limited Liability Company Operating Agreement of IKM JV, LLC, dated September 10, 2007 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated September 10, 2007).

10.4	Amendment No. 1, dated October 17, 2007, to the Company Stock Purchase and Support Agreement by and between MGM MIRAGE and Infinity World Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 17, 2007).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE
Date: November 9, 2007	By:	/s/ J. TERRENCE LANNI
J. Terrence Lanni
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2007		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS
10.1	Limited Liability Company Agreement of CityCenter Holdings, LLC, dated August 21, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2007).

10.2	Company Stock Purchase and Support Agreement, dated August 21, 2007, by and between MGM MIRAGE and INFINITY WORLD INVESTMENTS, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 21, 2007).

10.3	Limited Liability Company Operating Agreement of IKM JV, LLC, dated September 10, 2007 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated September 10, 2007).

10.4	Amendment No. 1, dated October 17, 2007, to the Company Stock Purchase and Support Agreement by and between MGM MIRAGE and Infinity World Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 17, 2007).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.