Form 10-K
period 2007-12-31
MGM MIRAGE
filed 2008-02-29
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period __________ to __________
Commission File No. 001-10362

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
None

     Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2007 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2007) was $10.3 billion. As of February 25, 2008, 293,845,623 shares of Registrant’s Common Stock, $.01 par value, were outstanding.
     Portions of the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS
     MGM MIRAGE is referred to as the “Company” or the “Registrant,” and together with our subsidiaries may also be referred to as “we,” “us” or “our.”
Overview
     MGM MIRAGE is one of the world’s leading development companies with significant gaming and resort operations. We believe the resorts we own, manage, and invest in are among the world’s finest casino resorts. MGM MIRAGE was organized as MGM Grand, Inc. on January 29, 1986 and is a Delaware corporation. MGM MIRAGE acts largely as a holding company and its operations are conducted through its wholly-owned subsidiaries.
     Our strategy is based on developing and maintaining competitive advantages in the following areas:
•	Developing and maintaining a strong portfolio of resorts;

•	Operating our resorts to ensure excellent customer service and maximize revenue and profit;

•	Executing a sustainable growth strategy;

•	Leveraging our brand and management assets.
Resort Portfolio
     We execute our strategy through a portfolio approach, seeking to ensure that we own, invest in and manage resorts in each market segment that are superior to our competitors’ resorts. We also seek to own and invest in superior real estate assets, with a blend of developing these assets on our own, partnering with others, and strategically buying and selling real estate.
     Our approach to resort ownership and investment is based on operating the premier resorts in each geographic market and each customer segment in which we operate. We discuss customer segments in the “Resort Operation” section. Regarding our approach to resort locations, we feel it is important to selectively operate in markets with stable regulatory environments. As seen in the table below, this means that a large portion of our resorts are located in Nevada. In addition, we target markets with growth potential. Currently, we believe that international markets, particularly in Asia, offer the most attractive growth opportunities. We also believe there is growth potential in investing in and managing non-gaming resorts. See the “Sustainable Growth” and “Leveraging Our Brand and Management Assets” sections for further details on these initiatives.
  Our Operating Resorts
     We have provided below certain information about our resorts as of December 31, 2007. Except as otherwise indicated, we wholly own and operate the resorts shown below.

	Number of	Approximate
	Guestrooms	Casino Square		Gaming
Name and Location	and Suites	Footage	Slots (1)	Tables (2)
Las Vegas Strip, Nevada
Bellagio	3,933	155,000	2,328	140
MGM Grand Las Vegas (3)	6,340	156,000	2,530	176
Mandalay Bay (4)	4,328	160,000	2,025	115
The Mirage	3,044	118,000	2,008	106
Luxor	4,396	100,000	1,393	87
Excalibur	3,980	91,000	1,755	68
Treasure Island (“TI”)	2,885	90,000	1,637	67
New York-New York	2,024	84,000	1,774	69
Monte Carlo	3,002	102,000	1,531	74
Circus Circus Las Vegas (5)	3,764	126,000	2,354	92

Subtotal	37,696	1,182,000	19,335	994

	Number of	Approximate
	Guestrooms	Casino Square		Gaming
Name and Location	and Suites	Footage	Slots (1)	Tables(2)
Other Nevada
Circus Circus Reno (Reno)	1,572	70,000	1,165	44
Silver Legacy – 50% owned (Reno)	1,710	87,000	1,161	68
Gold Strike (Jean)	810	37,000	821	9
Railroad Pass (Henderson)	120	13,000	330	6

Other Operations
MGM Grand Detroit (Detroit, Michigan)	400	100,000	4,376	95
Beau Rivage (Biloxi, Mississippi)	1,740	72,000	2,048	93
Gold Strike (Tunica, Mississippi)	1,131	50,000	1,350	58
MGM Grand Macau – 50% owned (Macau) (6)	424	270,000	882	382
Borgata – 50% owned (Atlantic City, New Jersey)	1,971	137,000	4,068	178
Grand Victoria – 50% owned (Elgin, Illinois)	—	34,000	1,150	29

Grand Total	47,574	2,052,000	36,686	1,956

(1)	Includes slot machines, video poker machines and other electronic gaming devices.

(2)	Includes blackjack (“21”), baccarat, craps, roulette and other table games; does not include poker.

(3)	Includes 1,296 rooms available for rent at The Signature at MGM Grand.

(4)	Includes the Four Seasons Hotel with 424 guest rooms and THEhotel with 1,117 suites.

(5)	Includes Slots-a-Fun.

(6)	Total number of rooms, suites, and villas planned for the property is 593.
     Further, more detailed information about each of our operating resorts can be found in Exhibit 99.1 to this Annual Report on Form 10-K, which Exhibit is incorporated herein by reference.
  Investing in Existing Resorts
     We believe that ensuring our resorts are the premier resorts in their respective markets requires significant capital investment. We have a track record of reinvesting cash flows into our existing resorts and we have achieved strong returns on these investments in the past.
     For instance, between 2003 and 2006 we invested a significant amount of capital at MGM Grand Las Vegas, with additions such as KÁ, the acclaimed show by Cirque du Soleil; the Skylofts and West Wing room enhancements; two highly acclaimed restaurants by Joël Robuchon; and new poker and race and sports areas. That resort earned $290 million of operating income in 2007, a dramatic increase from the $127 million earned in 2002. Similarly, we transformed The Mirage, a resort many market observers credit with changing the face of the Las Vegas Strip. We felt strongly about the allure of the resort, but also believed that customers need fresh, updated experiences. Therefore, we invested significant capital at The Mirage between 2004 and 2006, adding several new restaurants; a category-defining nightclub, Jet; upgraded high-limit gaming areas; and the Beatles-themed Love show by Cirque du Soleil. The Mirage earned $108 million of operating income in 2003; in 2007, The Mirage earned $173 million of operating income.
     We expect to continue this strategy for the foreseeable future. We have made, and continue to make, investments in Mandalay Bay, Luxor and Excalibur and will continue to analyze the needs for similar investments in our other resorts.
     In addition, we have actively managed our portfolio of land holdings. We own approximately 700 acres of land on the Las Vegas Strip, with a meaningful portion of those acres undeveloped or considered by us to be under-developed. In 2007, we purchased 34 acres of land on the Las Vegas Strip adjacent to our Circus Circus Las Vegas resort. See discussion of recent projects announced for certain of our land holdings in Las Vegas and Atlantic City in the “Sustainable Growth” section.
  Risks Associated with Our Portfolio Strategy
     The principal risk factors relating to our current portfolio of resorts are:
•	Our limited geographic diversification – our major resorts are concentrated on the Las Vegas Strip and some of our largest competitors operate in more gaming markets than we do;

•	There are a number of gaming facilities located closer to where our customers live than our resorts;

•	Additional new hotel-casinos and expansion projects at existing Las Vegas hotel-casinos are under construction or have been proposed. We are unable to determine to what extent increased competition will affect our future operating results.

Resort Operation
     Our operating philosophy is predicated on creating resorts of memorable character, treating our employees well and providing superior service for our guests. We also seek to develop competitive advantages in specific markets and among specific customer groups.
  General
     We operate primarily in one segment, the ownership and operation of casino resorts, which includes offering gaming, hotel, dining, entertainment, retail and other resort amenities. Over half of our net revenue is derived from non-gaming activities, a higher percentage than many of our competitors, as our operating philosophy is to provide a complete resort experience for our guests, including non-gaming amenities which command a premium price based on their quality.
     As a resort-based company, our operating results are highly dependent on the volume of customers at our resorts, which in turn impacts the price we can charge for our hotel rooms and other amenities. Since we believe that the number of walk-in customers affects the success of our casino resorts, we design our facilities to maximize their attraction to guests of other hotels. We also generate a significant portion of our operating income from the high-end gaming segment, which can cause variability in our results.
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
  Customers and Competition
     Our casino resorts generally operate in highly competitive environments. We compete against other gaming companies as well as other hospitality and leisure and business travel companies. Our primary methods of competing successfully include:
•	Locating our resorts in desirable leisure and business travel markets, and operating at superior sites within those markets;

•	Constructing and maintaining high-quality resorts and facilities, including luxurious guestrooms along with premier dining, entertainment and retail amenities;

•	Recruiting, training and retaining well-qualified and motivated employees who provide superior and friendly customer service;

•	Providing unique, “must-see” entertainment attractions; and

•	Developing distinctive and memorable marketing and promotional programs.
     Our Las Vegas casino resorts compete for customers with a large number of other hotel-casinos in the Las Vegas area, including major hotel-casinos on or near the Las Vegas Strip, major hotel-casinos in the downtown area, which is about five miles from the center of the Strip, and several major facilities elsewhere in the Las Vegas area. Our Las Vegas Strip resorts also compete, in part, with each other. According to the Las Vegas Convention and Visitors Authority, there were approximately 133,000 guestrooms in Las Vegas at December 31, 2007, up slightly from approximately 132,600 rooms at December 31, 2006. Las Vegas visitor volume was 39.2 million in 2007, up slightly from the 38.9 million reported for 2006.

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
     Outside Nevada, our wholly-owned resorts mainly compete for customers in local gaming markets, where location is a critical factor to success. In Tunica, Mississippi, one of our competitors is closer to Memphis, the area’s principal market. In addition, we compete with gaming operations in surrounding jurisdictions and other leisure destinations in each region. For instance, in Detroit, Michigan we also compete with a casino in nearby Windsor, Canada and with Native American casinos in Michigan. In Biloxi, Mississippi we also compete with regional riverboat and land-based casinos in Louisiana, Native American casinos in central Mississippi, the Florida market, and with casinos in the Bahamas.
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
     We utilize our world-class golf courses in marketing programs at our Las Vegas Strip resorts. Our major Las Vegas resorts offer luxury suite packages that include golf privileges at Shadow Creek. In connection with our marketing activities, we also invite our premium gaming customers to play Shadow Creek on a complimentary basis. We use Primm Valley Golf Club for marketing purposes at our Las Vegas resorts, including offering room and golf packages at special rates. Additionally, marketing efforts at Beau Rivage benefit from the Fallen Oak golf course just 20 minutes north of Beau Rivage.
  Employees and Management
     We believe that knowledgeable, friendly and dedicated employees are a key success factor in the casino resort industry. Therefore, we invest heavily in recruiting, training and retaining our employees, as well as seeking to hire and promote the strongest management team possible. We have numerous programs, both at the corporate and business unit level, designed to achieve these objectives. For example, our diversity program extends throughout our Company, and focuses on the unique strengths of our individuals combined with a culture of working together to achieve greater performance. Our diversity program has been widely recognized, including the honor of “Top 50 Best Companies for Diversity” given by DiversityInc magazine. We have also invested heavily in training, and we believe our programs, such as the MGM Grand University and MGM MIRAGE leadership programs, are best-in-class among our industry peers.

  Technology
     We utilize technology to maximize revenue and efficiency in our operations. Our Players Club program links our major resorts, and consolidates all slots and table games activity for customers with a Players Club account. Customers qualify for benefits across all of the participating resorts, regardless of where they play. We believe that our Players Club enables us to more effectively market to our customers. A large number of the slot machines at our resorts operate with International Game Technology’s EZ-Pay™ cashless gaming system. We believe that this system enhances the customer experience and increases the revenue potential of our slot machines.
     Technology is a critical part of our strategy in non-gaming and administrative operations as well. Our hotel systems include yield management modules which allow us to maximize occupancy and room rates. Additionally, these systems capture charges made by our customers during their stay, including allowing customers of our resorts to charge meals and services at certain other MGM MIRAGE resorts to their hotel accounts. We implemented a new hotel management system at most of our major resorts in 2007, which we expect will enhance our guest service and improve our yield management across our portfolio of resorts.
  Internal Controls
     We have a strong culture of compliance, driven by our history in the highly regulated gaming industry and our belief that compliance is often a value-added activity. Our system of internal controls and procedures – including internal control over financial reporting – is designed to ensure reliable and accurate financial records, transparent disclosures, compliance with laws and regulations, and protection of our assets. Our internal controls start at the source of business transactions, and we have rigorous enforcement through controllership at both the business unit and corporate level. Our corporate management also review each of our businesses on a regular basis and we have a corporate internal audit function that performs reviews around gaming compliance, internal controls over financial reporting, and operational areas.
     In connection with the supervision of gaming activities at our casinos, we maintain stringent controls on the recording of all receipts and disbursements and other activities, such as cash transaction reporting. These controls include:
•	Locked cash boxes on the casino floor;

•	Daily cash counts performed by employees who are independent of casino operations;

•	Constant observation and supervision of the gaming area;

•	Observation and recording of gaming and other areas by closed-circuit television;

•	Constant computer monitoring of our slot machines; and

•	Timely analysis of deviations from expected performance.
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
  Risks Associated With Our Operating Strategy
     The principal risk factors relating to our operating strategy are:
•	Our guestroom, dining and entertainment prices are often higher than those of most of our competitors in each market, although we believe that the quality of our facilities and services is also higher;

•	Our hotel-casinos compete to some extent with each other for customers. Bellagio, MGM Grand Las Vegas, Mandalay Bay and The Mirage, in particular, compete for some of the same premium gaming customers; MGM Grand Las Vegas and Mandalay Bay also compete to some extent against each other in the large-scale conference and convention business; and

•	Additional new hotel-casinos and expansion projects at existing Las Vegas hotel-casinos are under construction or have been proposed. We are unable to determine to what extent increased competition will affect our future operating results.

     Sustainable Growth
     In allocating capital, our financial strategy is focused on managing a proper mix of investing in existing resorts, spending on new resorts or initiatives, repaying long-term debt, and returning capital to shareholders. We have actively allocated capital to each of these areas historically, and expect to continue to do so. We believe there are reasonable investments for us to make in new initiatives that will provide returns in excess of the other options. Primarily, we feel these opportunities are in the areas of large-scale, mixed-use development in established gaming markets, international opportunities for gaming expansion – particularly in Asia – and expansion into non-gaming operations.
     The following sections discuss certain of our current and potential development opportunities. We regularly evaluate possible expansion and acquisition opportunities in both the domestic and international markets, but cannot determine the likelihood of proceeding with specific development opportunities. Opportunities we evaluate may include the ownership, management and operation of gaming and other entertainment facilities in Nevada or in states other than Nevada or outside of the United States. We may undertake these opportunities either alone or in cooperation with one or more third parties.
  CityCenter
     We and our joint venture partner are developing CityCenter located on a 67-acre site on the Las Vegas Strip, between Bellagio and Monte Carlo. CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room non-gaming boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 425,000 square feet of retail shops, dining and entertainment venues; and approximately 2.3 million square feet of residential space in approximately 2,700 luxury condominium and condominium-hotel units in multiple towers. CityCenter is expected to open in late 2009. Until November 15, 2007, we owned 100% of CityCenter. At that time, we completed a transaction with a wholly-owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity, to form a 50/50 joint venture for the CityCenter development. We will continue to serve as developer of CityCenter and will receive additional consideration of up to $100 million if the project is completed on time and actual development costs, net of residential proceeds, are within specified parameters. Upon completion of construction, we will manage CityCenter for a fee.
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
     In October 2007 we announced the development of MGM Grand Atlantic City which will be located at the 72-acre site. The proposed resort would include three towers with more than 3,000 total rooms and suites, approximately 5,000 slot machines, 200 table games, 500,000 square-feet of retail, an extensive convention center and other typical resort amenities.
  Kerzner/Istithmar Joint Venture
     In September 2007, the Company entered into a definitive agreement with Kerzner International and Istithmar forming a joint venture to develop a multi-billion dollar integrated resort to be located on the southwest corner of Las Vegas Boulevard and Sahara Avenue. The Company will contribute 40 acres of land, which is being valued at $20 million per acre, for fifty percent of the equity in the joint venture. Kerzner International and Istithmar will contribute cash totaling $600 million and each will obtain twenty-five percent of the equity in the joint venture.
  Jean Properties
     We have entered into an operating agreement to form a 50/50 joint venture with Jeanco Realty Development, LLC, a venture owned by American Nevada Corporation. The venture will master plan and develop a mixed-use community in Jean, Nevada. We will contribute Gold Strike and the surrounding land to the joint venture. The value of this contribution per the operating agreement will be $150 million. We expect to receive a distribution of $55 million upon contribution of the assets to the venture, which is subject to the venture obtaining necessary regulatory and other approvals, and $20 million no later than August 2008.

  Risks Associated With Our Growth Strategy
     The principal risk factors relating to our growth strategy are:
•	Development and operation of gaming facilities in new or existing jurisdictions are subject to many contingencies. Several of these contingencies are outside of our control and may include the passage of appropriate gaming legislation, the issuance of necessary permits, licenses and approvals, the availability of appropriate financing and the satisfaction of other conditions;

•	Expansion projects involve risks and uncertainties. For instance, the design, timing and costs of the projects may change and are subject to risks attendant to large-scale projects.
Leveraging Our Brand and Management Assets
     We also seek to leverage our management expertise and well recognized brands through strategic partnerships and international expansion opportunities. We feel that several of our brands, particularly the “MGM Grand” brand, are well suited to new projects in both gaming and non-gaming developments. The recently opened MGM Grand Macau, the planned MGM Grand Atlantic City, the recently announced MGM Grand Abu Dhabi, and the MGM Grand branded resort currently under construction adjacent to Foxwoods, are all part of our brand expansion strategy.
     In 2007, we formed MGM MIRAGE Hospitality, LLC (“Hospitality”). The purpose of this entity is to source strategic resort investment and management opportunities, both gaming and non-gaming. Hospitality will have a particular focus on international opportunities, where we feel future growth opportunities are greatest. We have strategically hired senior operating and development personnel with established backgrounds in hospitality management and international operations to maximize the profit potential of Hospitality’s operations.
  Mubadala Development Company
     In November 2007, we announced plans to develop MGM Grand Abu Dhabi, a multi-billion dollar, large-scale, mixed-use development that will serve as an incoming gateway to Abu Dhabi, a United Arab Emirate, located at a prominent downtown waterfront site on Abu Dhabi Island. The project will be wholly owned by Mubadala; we will serve as developer of the project and manage the development for a fee. The initial phase will utilize 50 acres and consist of an MGM Grand hotel, two additional MGM branded luxury hotels, and a variety of luxury residential offerings. Additionally, the development will feature a major entertainment facility, high-end retail shops, and world-class dining and convention facilities.
  Mashantucket Pequot Tribal Nation
     The Company entered into a series of agreements to implement a strategic alliance with the Mashantucket Pequot Tribal Nation (“MPTN”), which owns and operates Foxwoods Casino Resort in Ledyard, Connecticut. Under the strategic alliance, we are consulting with MPTN in the development of a new $700 million casino resort currently under construction adjacent to the existing Foxwoods casino resort. The new resort will utilize the “MGM Grand” brand name and is scheduled to open in May 2008. The Company and MPTN have also formed a jointly owned company – Unity Gaming, LLC – to acquire or develop future gaming and non-gaming enterprises. The Company will provide a loan of up to $200 million to finance a portion of MPTN’s investment in joint projects. Unity Gaming, LLC, along with its minority partners, have applied to develop and manage a resort in Kansas, the Chisholm Creek Casino Resort. Other entities have also applied to develop and operate casinos in Kansas and no assurances can be given that the application we are part of will be selected or approved.
  China
     We have signed a definitive agreement with the Diaoyutai State Guesthouse in Beijing, People’s Republic of China, to form a joint venture to develop luxury non-gaming hotels and resorts globally, initially targeting prime locations, including Beijing, in the People’s Republic of China.

  Risks Associated With Our Brand and Management Strategy
     The principal risk factors relating to our brand and management strategy are:
•	Management of non-gaming resorts is a somewhat new business for us. Whenever a company enters into a new venture, it is possible that existing management and personnel will not have the requisite expertise in the new venture and will not be able to compete effectively;

•	Operations in which we may engage in foreign territories are subject to risk pertaining to international operations. These may include financial risks: Foreign currency, adverse tax consequences, inability to adequately enforce our rights; or regulatory and political risks: Foreign government regulations, general geopolitical risks such as political and economic instability, hostilities with neighboring countries, and changes in diplomatic and trade relationships.
     In addition, to the extent we become involved with development projects as an owner or investor, we are subject to similar risks as described in the “Sustainable Growth” section.
Employees and Labor Relations
     As of December 31, 2007, we had approximately 54,700 full-time and 12,700 part-time employees. At that date, we had collective bargaining contracts with unions covering approximately 31,300 of our employees. We consider our employee relations to be good. In August 2007, we entered a new five-year collective bargaining agreement covering approximately 21,000 of our Las Vegas Strip employees. This does not include the collective bargaining agreement covering employees at MGM Grand Las Vegas, which expires in 2008. In addition, in October 2007 we entered into a new four year agreement covering approximately 2,900 employees at MGM Grand Detroit.
Regulation and Licensing
     The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interest in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.2 to this Annual Report on Form 10-K, which Exhibit is incorporated herein by reference.
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
Forward-Looking Statements
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)
     This Form 10-K and our 2007 Annual Report to Stockholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might,” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, new projects, future performance, the outcome of contingencies such as legal proceedings, and future financial results. From time to time, we also provide oral or written forward-looking statements in our Forms 10-Q and 8-K, as well as press releases and other materials we release to the public. Any or all of our forward-looking statements in this Form 10-K, in our 2007 Annual Report to Stockholders and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this Form 10-K — for example, government regulation and the competitive environment — will be important in determining our future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may differ materially.

     We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission (“SEC”). Also note that we provide a discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business in Item 1A, “Risk Factors.” This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.
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
Executive Officers of the Registrant
     The following table sets forth, as of February 15, 2008, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
J. Terrence Lanni	64	Chairman and Chief Executive Officer
James J. Murren	46	President, Chief Operating Officer and Director
Robert H. Baldwin	57	Chief Design and Construction Officer and Director
Gary N. Jacobs	62	Executive Vice President, General Counsel, Secretary and Director
Aldo Manzini	44	Executive Vice President and Chief Administrative Officer
Daniel J. D’Arrigo	39	Executive Vice President and Chief Financial Officer
Robert C. Selwood	52	Executive Vice President and Chief Accounting Officer
Alan Feldman	49	Senior Vice President—Public Affairs
Bruce Gebhardt	59	Senior Vice President—Global Security
Phyllis A. James	55	Senior Vice President and Senior Counsel
Punam Mathur	47	Senior Vice President—Corporate Diversity and Community Affairs
Cynthia Kiser Murphey	50	Senior Vice President—Human Resources
Shawn T. Sani	42	Senior Vice President—Taxes
Cathryn Santoro	39	Senior Vice President and Treasurer
Bryan L. Wright	44	Senior Vice President, Assistant General Counsel and Assistant Secretary
     Mr. Lanni has served as Chairman of the Company since July 1995. He served as Chief Executive Officer of the Company from June 1995 to December 1999, and since March 2001.
     Mr. Murren has served as President of the Company since December 1999 and as Chief Operating Officer since August 2007. He was Chief Financial Officer from January 1998 to August 2007 and Treasurer from November 2001 to August 2007.
     Mr. Baldwin has served as Chief Design and Construction Officer since August 2007. He served as Chief Executive Officer of Mirage Resorts from June 2000 to August 2007 and President and Chief Executive Officer of Bellagio, LLC from June 1996 to March 2005.
     Mr. Jacobs has served as Executive Vice President and General Counsel of the Company since June 2000 and as Secretary since January 2002. Prior thereto, he was a partner with the law firm of Christensen, Glaser, Fink, Jacobs, Weil & Shapiro, LLP, and is currently of counsel to that firm.
     Mr. Manzini has served as Executive Vice President and Chief Administrative Officer since March 2007. Prior thereto, he served as Senior Vice President of Strategic Planning for the Walt Disney Company and in various senior management positions throughout his tenure from April 1990 to January 2007.
     Mr. D’Arrigo has served as Executive Vice President and Chief Financial Officer since August 2007. He served as Senior Vice President—Finance of the Company from February 2005 to August 2007 and as Vice President—Finance of the Company from December 2000 to February 2005.
     Mr. Selwood has served as Executive Vice President and Chief Accounting Officer since August 2007. He served as Senior Vice President—Accounting of the Company from February 2005 to August 2007 and as Vice President—Accounting of the Company from December 2000 to February 2005.
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
     Ms. Santoro has served as Senior Vice President and Treasurer since August 2007. She served as Vice President – Treasury of the Company from August 2004 to August 2007. Prior thereto she was a Vice President for Wells Fargo Bank, serving in the gaming division.
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
Available Information
     We maintain a website, www.mgmmirage.com, which includes financial and other information for investors. We provide access to our SEC filings on our website, free of charge, through a link to the SEC’s EDGAR database. Through that link, our filings are available as soon as reasonably practical after we file the documents.
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
•	We have significant indebtedness. At December 31, 2007, we had approximately $11.2 billion of indebtedness. The interest rate on a large portion of our long-term debt will be subject to fluctuation based on changes in short-term interest rates and the level of debt-to-EBITDA (as defined) under the provisions of our senior credit facility. Our current senior credit facility and the indentures governing our debt securities do not prohibit us from borrowing additional funds in the future. Our interest expense could increase as a result of these factors. Additionally, our indebtedness could increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for or reacting to changes in our business and industry, limit our ability to borrow additional funds, and place us at a competitive disadvantage compared to other less leveraged competitors. Our ability to reduce our outstanding debt will be subject to our future cash flows, other capital requirements and other factors, some of which are not within our control.

•	Our casinos in Las Vegas and elsewhere are destination resorts that compete with other destination travel locations throughout the United States and the world. We do not believe that our competition is limited to a particular geographic area, and gaming operations in other states or countries could attract our customers. To the extent that new casinos enter our markets or hotel room capacity is expanded by others in major destination locations, competition will increase. Major competitors, including new entrants, have either recently expanded their hotel room capacity or are currently expanding their capacity or constructing new resorts in Las Vegas. Also, the recent growth of gaming in areas outside Las Vegas, including California, has increased the competition faced by our operations in Las Vegas and elsewhere. In particular, as large scale gaming operations in Native American tribal lands increase, competition will increase.

•	The expansion of Native American gaming in California has already impacted our operations. According to the California Gambling Control Commission, more than 60 compacts with tribes had been approved by the federal government as of December 31, 2007, with more than 50 of the tribes legally operating casinos in California in accordance with these compacts. Additional expansion of gaming in California could have an adverse impact on our results of operations.

•	The ownership and operation of gaming facilities are subject to extensive federal, state and local laws, regulations and ordinances, which are administered by the relevant regulatory agencies in each jurisdiction. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators. In addition, unsuitable activity on our part or on the part of our domestic or foreign unconsolidated affiliates in any jurisdiction could have a negative impact on our ability to continue operating in other jurisdictions. For a summary of gaming regulations that affect our business, see “Regulation and Licensing.” The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to possible increase at any time.

•	Our business is affected by economic and market conditions in the markets in which we operate and in the locations our customers reside. Bellagio, MGM Grand Las Vegas, Mandalay Bay and The Mirage are particularly affected by economic conditions in the Far East, and all of our Nevada resorts are affected by economic conditions in the United States, and California in particular. A recession, economic slowdown or other economic issues affecting consumers could cause a reduction in visitation to our resorts, which would adversely affect our operating results. For example, the current downturn in the real estate market in Nevada, and the broader housing and credit market issues in the United States, could have a negative impact on our CityCenter joint venture’s ability to sell residential units on the Las Vegas Strip and could negatively impact our customers visitation and spending patterns.

•	Certain of our casino properties are located in areas that may be subject to extreme weather conditions, including, but not limited to, hurricanes. Such extreme weather conditions may interrupt our operations, damage our properties, and reduce the number of customers who visit our facilities in such areas. Although we maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions. Furthermore, such extreme weather conditions may interrupt or impede access to our affected properties and may cause visits to our affected properties to decrease for an indefinite period. For example, in August 2005, Hurricane Katrina caused significant damage to our Beau Rivage resort, which remained closed for a year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Statement Impact of Hurricane Katrina.”

•	We are a large consumer of electricity and other energy. Accordingly, increases in energy costs, such as those experienced recently, may have a negative impact on our operating results. Additionally, higher energy and gasoline prices which affect our customers may result in reduced visitation to our resorts and a reduction in our revenues.

•	Many of our customers travel by air. As a result, the cost and availability of air service and the impact of any events which disrupt air travel can affect our business. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of our customers reside. Capacity constraints of that highway or any other traffic disruptions may affect the number of customers who visit our facilities.

•	Leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks or acts of war or hostility, which can create economic and political uncertainties that could adversely impact our business levels. Furthermore, although we have been able to purchase some insurance coverage for certain types of terrorist acts, insurance coverage against loss or business interruption resulting from war and some forms of terrorism continues to be unavailable.

•	Our joint venture in Macau S.A.R. involves significant risks. The operations of MGM Grand Macau, 50% owned by us, are subject to unique risks, including risks related to: (a) Macau’s regulatory framework; (b) our ability to adapt to the different regulatory and gaming environment in Macau while remaining in compliance with the requirements of the gaming regulatory authorities in the jurisdictions in which we currently operate, as well as other applicable federal, state, or local laws in the United States and Macau; (c) potential political or economic instability; and (d) the extreme weather conditions in the region.

Furthermore, such operations in Macau or any future operations in which we may engage in any other foreign territories are subject to risk pertaining to international operations. These may include financial risks: Foreign economy, adverse tax consequences, inability to adequately enforce our rights; or regulatory and political risks: Foreign government regulations, general geopolitical risks such as political and economic instability, hostilities with neighboring counties, and changes in diplomatic and trade relationships.

•	Our plans for future construction can be affected by a number of factors, including time delays in obtaining necessary governmental permits and approvals and legal challenges. We may make changes in project scope, budgets and schedules for competitive, aesthetic or other reasons, and these changes may also result from circumstances beyond our control. These circumstances include weather interference, shortages of materials and labor, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems, and unanticipated cost increases. Any of these circumstances could give rise to delays or cost overruns. Major expansion projects at our existing resorts can also result in disruption of our business during the construction period.

•	Claims have been brought against us and our subsidiaries in various legal proceedings, and additional legal and tax claims arise from time to time. It is possible that our cash flows and results of operations could be affected by the resolution of these claims. We believe that the ultimate disposition of current matters will not have a material impact on our financial condition or results of operations. Please see the further discussion under “Legal Proceedings.”

•	Tracinda Corporation beneficially owned approximately 52% of our outstanding common stock as of December 31, 2007. As a result, Tracinda Corporation has the ability to elect our entire Board of Directors and determine the outcome of other matters submitted to our stockholders, such as the approval of significant transactions.

•	A significant portion of our labor force is covered by collective bargaining agreements. Approximately 31,300 of our 67,400 employees are covered by collective bargaining agreements. A prolonged dispute with the covered employees could have an adverse impact on our operations. In addition, wage and or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. For example, in August 2007, we entered a new five-year collective bargaining agreement covering approximately 21,000 of our Las Vegas Strip employees. This does not include the collective bargaining agreement covering employees at MGM Grand Las Vegas, which expires in 2008. The new agreement is retroactive to May 31, 2007 and provides for average annual increases in wages and benefits of approximately 4%. In addition, in October 2007 we entered into a new four-year labor agreement covering approximately 2,900 employees at MGM Grand Detroit which provides for average annual increases in wages and benefits of approximately 6%.
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

	Approximate
Name and Location	Acres	Notes
Las Vegas, Nevada operations:
Bellagio	82	Two acres of the site are subject to two ground leases that expire (giving effect to our renewal options) in 2019 and 2073. Approximately five acres are leased to CityCenter under a long-term lease.
MGM Grand Las Vegas	102
Mandalay Bay	100
The Mirage	102	Site is shared with TI.
Luxor	60
TI	NA	See The Mirage.
New York-New York	20
Excalibur	53
Monte Carlo	28
Circus Circus Las Vegas	69	Includes Slots-a-Fun. Six acres of this land will be contributed to our planned Kerzner joint venture.
Shadow Creek Golf Course	240

Other Nevada operations:
Circus Circus Reno	10	A portion of the site is subject to two ground leases, which expire in 2032 and 2033, respectively.
Primm Valley Golf Club	448	Located in California, four miles from the Primm Valley Resorts.
Gold Strike, Jean, Nevada	51
Railroad Pass, Henderson, Nevada	9

Other domestic operations:
MGM Grand Detroit	27
Beau Rivage, Biloxi, Mississippi	41	Includes 10 acres of tidelands leased from the State of Mississippi under a lease that expires (giving effect to our renewal options) in 2049.
Fallen Oak Golf Course, Saucier, Mississippi	508
Gold Strike, Tunica, Mississippi	24

Other land:
CityCenter-Support	12	Includes approximately 10 acres behind New York-New York, being used for project administration offices and approximately two acres adjacent to New York-New York, being used for the residential sales pavilion. We own this land and these facilities, and we are leasing them to CityCenter on a rent free basis.
Las Vegas Strip — south	20	Located immediately south of Mandalay Bay.
	15	Located across the Las Vegas Strip from Luxor.
Las Vegas Strip — north	34	Located north of Circus Circus. We will contribute this land to
		our planned joint venture with Kerzner International and Istithmar.
North Las Vegas, Nevada	66	Located adjacent to Shadow Creek.
Other Las Vegas	9	Warehouse located a few miles from the Las Vegas Strip.
Henderson, Nevada	47	Adjacent to Railroad Pass.
Jean, Nevada	116	Located adjacent to, and across 1-15 from, Gold Strike. We will contribute this land to our planned joint venture with Jean Realty Development, LLC.
Sloan, Nevada	89
Stateline, California at Primm	125	Adjacent to the Primm Valley Golf Club.
Detroit, Michigan	8	Site of former temporary casino.
Tunica, Mississippi	388	We own an undivided 50% interest in this site with another, unaffiliated, gaming company.
Atlantic City, New Jersey	153	Approximately 19 acres are leased to Borgata including nine acres under a short-term lease. Of the remaining land, approximately 78 acres are suitable for development.

     Borgata occupies approximately 46 acres at Renaissance Pointe, including 19 acres we lease to Borgata. Borgata owns approximately 27 acres which are used as collateral for bank credit facilities in the amount of up to $850 million. As of December 31, 2007, $723 million was outstanding under the bank credit facility.
     MGM Grand Macau occupies an approximately 10 acre site which it possesses under a 25 year land use right agreement with the Macau government. MGM Grand Paradise Limited’s interest in the land use right agreement is used as collateral for MGM Grand Paradise Limited’s bank credit facility. As of December 31, 2007, approximately $700 million was outstanding under the bank credit facility.
     Silver Legacy occupies approximately five acres in Reno, Nevada, adjacent to Circus Circus Reno. The site is used as collateral for Silver Legacy’s senior credit facility and 10.125% mortgage notes. As of December 31, 2007, $160 million of principal of the 10.125% mortgage notes were outstanding.
     CityCenter occupies approximately 67 acres of land between Bellagio and Monte Carlo, five acres of which are leased from Bellagio under a long-term lease. We expect that the site will be used as collateral for the permanent CityCenter financing.
     Other than as described above, none of our other assets serve as collateral.
ITEM 3. LEGAL PROCEEDINGS
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
     By order entered December 3, 2007 the district court denied the Company’s motion to dismiss the complaint in its entirety but granted the motion to strike from the complaint plaintiff’s request for injunctive relief. The Company then filed an answer to the complaint on December 20, 2007. No discovery has been propounded on the plaintiff or the Company. On February 11, 2008, the court granted the parties’ stipulation to stay this case pending issuance of a decision by the Ninth Circuit Court of Appeals on review of the order of a California federal district court denying class certification in a FACTA case.
     We believe that plaintiff Ramirez’s claims for class certification and other relief are unjustified, and we will continue to vigorously defend our position in this case.
Other
     We and our subsidiaries are also defendants in various other lawsuits, most of which relate to routine matters incidental to our business. We do not believe that the outcome of this other pending litigation, considered in the aggregate, will have a material adverse effect on the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Information
     Our common stock is traded on the New York Stock Exchange under the symbol “MGM” – formerly our stock trading symbol was “MGG.” The following table sets forth, for the calendar quarters indicated, the high and low sale prices of our common stock on the New York Stock Exchange Composite Tape.

	2007		2006
	High	Low	High	Low
First quarter	$75.28	$56.40	$43.43	$35.26
Second quarter	87.38	61.17	46.15	38.14
Third quarter	91.15	63.33	40.92	34.20
Fourth quarter	100.50	80.50	59.51	39.82
     There were approximately 3,929 record holders of our common stock as of February 15, 2008.
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
Share Repurchases
     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. The following table includes information about our share repurchases for the quarter ended December 31, 2007:

			Shares Purchased	Maximum
	Total	Average	As Part of a	Shares Still
	Shares	Price Per	Publicly-Announced	Available for
	Purchased	Share	Program	Repurchase
October 1 – October 31, 2007	—	$—	—	5,500,000	(1)
November 1 – November 30, 2007	5,080,000	87.92	5,080,000	420,000	(1)
December 1 – December 31, 2007	2,270,000	90.48	2,270,000	18,150,000	(1)(2)

	7,350,000		7,350,000

(1)	Shares were repurchased under a July 2004 authorization from the Board of Directors for the repurchase of up to 20 million shares, with no expiration.

(2)	In December 2007, the Board of Directors approved a new stock repurchase program authorizing the Company to purchase up to 20 million shares, with no expiration.
     In February 2008, we and a wholly-owned subsidiary of Dubai World completed a joint tender offer to purchase 15 million shares of our common stock at a price of $80 per share. We purchased 8.5 million shares at a total purchase price of $680 million.
Equity Compensation Plan Information
     The following table includes information about our equity compensation plans at December 31, 2007:

	Number of securities		Number of securities
	to be issued upon	Weighted average per	remaining available
	exercise of	share exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans
(in thousands, except per share data)
Equity compensation plans approved by security holders	26,674	$31.90	3,073

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Net revenues	$7,691,637	$7,175,956	$6,128,843	$4,001,804	$3,657,662
Operating income	2,863,930	1,758,248	1,330,065	932,613	684,879
Income from continuing operations	1,400,545	635,996	435,366	345,209	226,719
Net income	1,584,419	648,264	443,256	412,332	243,697

Basic earnings per share
Income from continuing operations	$4.88	$2.25	$1.53	$1.24	$0.76
Net income per share	5.52	2.29	1.56	1.48	0.82

Weighted average number of shares	286,809	283,140	284,943	279,325	297,861

Diluted earnings per share
Income from continuing operations	$4.70	$2.18	$1.47	$1.19	$0.75
Net income per share	5.31	2.22	1.50	1.43	0.80

Weighted average number of shares	298,284	291,747	296,334	289,333	303,184

At year-end
Total assets	$22,727,686	$22,146,238	$20,699,420	$11,115,029	$10,811,269
Total debt, including capital leases	11,182,003	12,997,927	12,358,829	5,463,619	5,533,462
Stockholders’ equity	6,060,703	3,849,549	3,235,072	2,771,704	2,533,788
Stockholders’ equity per share	$20.63	$13.56	$11.35	$9.87	$8.85
Number of shares outstanding	293,769	283,909	285,070	280,740	286,192

The following events/transactions affect the year-to-year comparability of the selected financial data presented above:
          Discontinued Operations
•	In January 2004, we sold the Golden Nugget Las Vegas and the Golden Nugget Laughlin including substantially all of the assets and liabilities of those resorts (the “Golden Nugget Subsidiaries”).

•	In July 2004, we sold the subsidiaries that owned and operated MGM Grand Australia.

•	In April 2007, we completed the sale of the Primm Valley Resorts.

•	In June 2007, we completed the sale of the Colorado Belle and Edgewater resorts in Laughlin, Nevada (the “Laughlin Properties”).

The results of the above operations are classified as discontinued operations for all periods presented.
          Acquisitions
•	The Mandalay acquisition closed on April 25, 2005.
          Other
•	Beau Rivage was closed from August 2005 to August 2006 due to Hurricane Katrina.

•	Beginning January 1, 2006, we began to recognize stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). For the years ended December 31, 2007 and 2006, incremental expense, before tax, resulting from the adoption of SFAS 123(R) was $46 million and $70 million, respectively.

•	During 2007 and 2006, we recognized our share of profits from the sale of condominium units at The Signature at MGM Grand. We recognized $93 million and $117 million (pre-tax) of such income in 2007 and 2006, respectively.

•	During 2007 and 2006, we recognized $284 million and $86 million, respectively, of pre-tax income for insurance recoveries related to Hurricane Katrina.

•	During 2007, we recognized a $1.03 billion pre-tax gain on the contribution of CityCenter to a joint venture.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
Current Operations
     At December 31, 2007, our operations consisted of 17 wholly-owned casino resorts and 50% investments in four other casino resorts, including:

Las Vegas, Nevada:	Bellagio, MGM Grand Las Vegas, Mandalay Bay, The Mirage, Luxor, TI, New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas and Slots-A-Fun.

Other:	Circus Circus Reno and Silver Legacy (50% owned) in Reno, Nevada; Gold Strike in Jean, Nevada; Railroad Pass in Henderson, Nevada; MGM Grand Detroit; Beau Rivage in Biloxi, Mississippi and Gold Strike Tunica in Tunica, Mississippi; Borgata (50% owned) in Atlantic City, New Jersey; Grand Victoria (50% owned) in Elgin, Illinois; and MGM Grand Macau (50% owned).
     Other operations include the Shadow Creek golf course in North Las Vegas; two golf courses south of Primm, Nevada at the California state line; and Fallen Oak golf course in Saucier, Mississippi.
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
CityCenter Joint Venture Transaction
     We and our joint venture partner are developing CityCenter located on a 67-acre site on the Las Vegas Strip, between Bellagio and Monte Carlo. CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room non-gaming boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 425,000 square feet of retail shops, dining and entertainment venues; and approximately 2.3 million square feet of residential space in approximately 2,700 luxury condominium and condominium-hotel units in multiple towers. CityCenter is expected to open in late 2009.
     In November 2007, we completed a transaction with Dubai World, a Dubai, United Arab Emirates government decree entity, to form a 50/50 joint venture for the CityCenter development. The joint venture, CityCenter Holdings, LLC (“CityCenter”), is owned equally by us and Infinity World Development Corp., a wholly-owned subsidiary of Dubai World. We contributed the CityCenter assets which the parties valued at $5.4 billion, subject to certain adjustments. Dubai World contributed cash of $2.96 billion. At the close of the transaction, we received a cash distribution of $2.47 billion, of which $22 million will be repaid to CityCenter as a result of a post-closing adjustment. The joint venture retained approximately $492 million to fund near-term construction costs. We will continue to serve as developer of CityCenter and will receive additional consideration of up to $100 million if the project is completed on time and actual development costs, net of residential proceeds, are within specified parameters. Upon completion of construction, we will manage CityCenter for a fee. We recognized a $1.03 billion pre-tax gain as a result of the transaction.
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
     We generate a majority of our net revenues and operating income from our resorts in Las Vegas, Nevada, which exposes us to certain risks outside of our control, such as increased competition from new or expanded Las Vegas resorts, and the impact from expansion of gaming in California. We are also exposed to risks related to tourism and the general economy, including national and global economic conditions and terrorist attacks or other global events.
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
Overall Outlook
     We believe that economic conditions in the United States, including the downturn in the housing market and credit concerns, during the latter half of 2007 and into 2008 have had, and could continue to have, a negative impact on our operating results. The impact is currently most noticeable at our mid-market resorts, particularly those outside of Las Vegas. Offsetting these macroeconomic conditions is the continued expected strength of Las Vegas as a tourist destination. We also believe that we will continue to benefit from recent and ongoing strategic capital investments at our resorts. Our Las Vegas Strip resorts require ongoing capital investment to maintain their competitive advantages. We believe these investments in additional non-gaming amenities have enhanced our ability to generate increased visitor volume and allow us to charge premium prices for our amenities. In 2007, we completed many improvements at our Las Vegas strip resorts, including:
•	A remodel of approximately 400 of Bellagio’s suites; a complete remodel of the approximately 3,200 standard rooms at Mandalay Bay; and a remodel of over 1,000 of the standard rooms at Excalibur.

•	Nightclub amenities including The Bank nightclub at Bellagio; Eyecandy sound lounge and bar at Mandalay Bay; and CatHouse ultra lounge and restaurant and LAX nightclub, both located at Luxor.

•	New restaurants and bars such as Diablo’s Cantina at Monte Carlo; Dick’s Last Resort at Excalibur; and Company American Bistro at Luxor.

•	Other resort facilities, including a complete upgrade to Mandalay Bay’s pool area – including adding a casino, restaurant and luxury cabanas – and a significant remodel to the spa and salon at The Mirage.
     These improvements, along with other amenities and improvements projected to open in 2008, are expected to lead to increased customer volumes in gaming areas, restaurants, shops, entertainment venues and our other resort amenities. In addition, the following items are relevant to our overall outlook:
•	The all-new MGM Grand Detroit hotel and casino complex opened on October 2, 2007. The new casino has approximately 4,400 slot machines, 95 table games, 400 hotel rooms, and a variety of food and beverage offerings. The interim facility closed on September 30, 2007 and had significantly fewer gaming positions and no hotel. Based on the increased gaming capacity and extent of resort amenities, we expect significantly higher revenues at MGM Grand Detroit in 2008. In addition, now that the permanent casino is open the gaming tax rate decreased, retroactive to October 2, from 26% to 21%.

•	We own 50% of MGM Grand Macau, which opened on December 18, 2007. Our share of income from MGM Grand Macau will positively impact our results for 2008.

•	In August 2007, we entered a new five-year collective bargaining agreement covering approximately 21,000 of our Las Vegas Strip employees. This does not include the collective bargaining agreement covering employees at MGM Grand Las Vegas, which expires in 2008. The new agreement is retroactive to May 31, 2007 and provides for increases in wages and benefits of approximately 4% annually. In addition, in October 2007 we entered into a new four-year labor agreement covering approximately 2,900 employees at MGM Grand Detroit which provides for average annual increases in wages and benefits of approximately 6%.

Financial Statement Impact of Hurricane Katrina
     Beau Rivage closed in late August 2005 due to significant damage sustained as a result of Hurricane Katrina and re-opened in August 2006. We maintained insurance covering both property damage and business interruption as a result of the storm. The deductible under this coverage was approximately $15 million, based on the amount of damage incurred. Business interruption coverage covered lost profits and other costs incurred during the construction period and up to six months following the reopening of the facility.
     As of December 31, 2007, we had reached final settlement agreements with our insurance carriers and received insurance recoveries of $635 million which exceeded the $265 million of net book value of damaged assets and post-storm costs incurred. All post-storm costs and expected recoveries have been recorded net within “General and administrative” expenses in the accompanying consolidated statements of income, except for depreciation of non-damaged assets, which is classified as “Depreciation and amortization.” During the year ended December 31, 2007, we recognized $284 million of insurance recoveries in income, of which $217 million was recorded within “Property transactions, net” and $67 million was recorded within “General and administrative expense.” The remaining $86 million previously recognized in income was recorded within “Property transactions, net” in 2006.
     Cash received for insurance recoveries are classified as cash flows from investing activities if the recoveries relate to property damage, and cash flows from operations if the recoveries relate to business interruption. During 2007, we received $280 million in insurance recoveries, of which $207 million was classified as investing cash flows and $73 million was classified as operating cash flows. During 2006, we received $309 million in insurance recoveries, of which $210 million was classified as investing cash flows and $99 million was classified as operating cash flows. During 2005, we received $46 million in insurance recoveries, all of which was classified as investing cash flows.
Results of Operations
Summary Financial Results
     The following table summarizes our financial results:

	Year Ended December 31,
		Percentage		Percentage
	2007	Change	2006	Change	2005
		(In thousands, except per share data)
Net revenues	$7,691,637	7%	$7,175,956	17%	$6,128,843
Operating income	2,863,930	63%	1,758,248	32%	1,330,065
Income from continuing operations	1,400,545	120%	635,996	46%	435,366
Net income	1,584,419	144%	648,264	46%	443,256
Diluted income from continuing operations per share	$4.70	116%	$2.18	48%	$1.47
Diluted net income per share	5.31	140%	2.22	48%	1.50
     References to same-store results in our analysis for 2006 compared to 2005 exclude the resorts acquired in our April 25, 2005 acquisition of Mandalay Resort Group (“Mandalay”), Monte Carlo and Beau Rivage. We owned 50% of Monte Carlo prior to the Mandalay acquisition. On a consolidated basis, the most important factors and trends contributing to our performance over the last three years have been:
•	During the fourth quarter of 2007 we recognized a $1.03 billion gain related to the contribution of the CityCenter assets to a joint venture.

•	The addition of Mandalay’s resorts on April 25, 2005.

•	Our ongoing capital investments in our resorts, which we believe is allowing us to market more effectively to visitors, capture a greater share of our visitors’ increased travel budgets, and generate premium pricing for our resorts’ rooms and other amenities.

•	The closure of Beau Rivage in August 2005 after Hurricane Katrina and subsequent reopening in August 2006, and income related to insurance recoveries. Operating income at Beau Rivage was $321 million, $104 million, and $40 million in 2007, 2006 and 2005, respectively, which includes income from insurance recoveries of $284 million in 2007 and $86 million in 2006.

•	Recognition of our share of profits from the closings of condominium units of The Signature at MGM Grand, which were complete as of December 31, 2007. The venture recorded revenue and cost of sales as units closed. In 2007, we recognized income of approximately $84 million related to our share of the venture’s profits and $8 million of deferred profit on land contributed to the venture. In 2006, we recognized income of approximately $102 million related to our share of the venture’s profits and $15 million of deferred profit on land contributed to the venture. These amounts are classified in “Income from unconsolidated affiliates” in the accompanying consolidated statements of income.

•	The adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). We recorded $46 million and $70 million of additional stock compensation expense in 2007 and 2006, respectively, as a result of adopting SFAS 123(R). Prior to January 1, 2006, we did not recognize expense for employee stock options.

Operating Results
     The following table includes key information about our operating results:

	Year Ended December 31,
		Percentage		Percentage
	2007	Change	2006	Change	2005
			(In thousands)
Net revenues	$7,691,637	7%	$7,175,956	17%	$6,128,843
Operating expenses:
Casino and hotel operations	4,139,147	9%	3,813,386	15%	3,316,870
General and administrative	1,140,363	6%	1,070,942	20%	889,806
Corporate expense	193,893	20%	161,507	24%	130,633
Preopening and restructuring	92,105	146%	37,397	138%	15,693
Property transactions, net	(186,313)	NM	(40,980)	NM	37,021
CityCenter gain	(1,029,660)	NM	—	—	—
Depreciation and amortization	700,334	11%	629,627	12%	560,626

	5,049,869	(11%)	5,671,879	15%	4,950,649

Income from unconsolidated affiliates	222,162	(13%)	254,171	67%	151,871

Operating income	$2,863,930	63%	$1,758,248	32%	$1,330,065

     Net revenues in 2007 included a full year of results for Beau Rivage. Excluding Beau Rivage, net revenues increased 4%, largely due to strength in hotel room rates and other non-gaming revenues. Operating income increased 63% in 2007 over 2006 and included the CityCenter gain, higher Hurricane Katrina insurance recoveries income, and a full year of operations at Beau Rivage. These increases were partially offset by lower profits recognized from the sale of units at The Signature at MGM Grand and higher preopening expenses, primarily related to the openings of MGM Grand Macau and MGM Grand Detroit. Excluding the impact from these items, operating income for 2007 decreased approximately 5% compared to 2006 mainly related to higher depreciation and amortization expense related to our continued capital investments and higher corporate expense. Corporate expense increased 20% in 2007 over 2006. The increase in corporate expense is partially due to severance costs, costs associated with our CityCenter joint venture transaction, and development costs associated with our planned MGM Grand Atlantic City project.
     The 2006 and 2005 increase in net revenues resulted primarily from the addition of Mandalay. Net revenues for 2006 included a full year of operations for Mandalay resorts and 2005 included approximately 8 months of operations for Mandalay resorts. On a same-store basis, net revenues increased 5% in 2006. Operating income for 2006 increased 32% over 2005; same store operating income increased 15%, partially due to the increases in revenues discussed above with continued strong operating margins. In addition, we recognized income of $102 million from our share of profits from The Signature at MGM Grand along with a $15 million gain on land contributed to the venture. Partially offsetting these items was the $70 million of incremental stock-based compensation expense. Excluding these items, same store operating income increased 10%, with an operating margin of 22% in 2006 compared to 21% in 2005. Corporate expense increased 24%, almost entirely due to $30 million of stock-based compensation.
Operating Results – Detailed Revenue Information
     The following table presents detail of our net revenues:

	Year Ended December 31,
		Percentage		Percentage
	2007	Change	2006	Change	2005
			(In thousands)
Casino revenue, net:
Table games	$1,228,296	(2%)	$1,251,304	13%	$1,107,337
Slots	1,897,610	7%	1,770,176	13%	1,563,485
Other	113,148	4%	108,958	16%	93,724

Casino revenue, net	3,239,054	3%	3,130,438	13%	2,764,546

Non-casino revenue:
Rooms	2,130,542	7%	1,991,477	22%	1,634,588
Food and beverage	1,651,655	11%	1,483,914	17%	1,271,650
Entertainment, retail and other	1,376,417	16%	1,190,904	17%	1,018,813

Non-casino revenue	5,158,614	11%	4,666,295	19%	3,925,051

	8,397,668	8%	7,796,733	17%	6,689,597
Less: Promotional allowances	(706,031)	14%	(620,777)	11%	(560,754)

	$7,691,637	7%	$7,175,956	17%	$6,128,843

     Table games revenue decreased 7% in 2007 excluding Beau Rivage, as volumes were essentially flat. The table games hold percentage was slightly lower in 2007, though in the normal range for both years. In 2006, table games revenue increased 7% over 2005 on a same store basis, with strong baccarat volume – up 4% – and a somewhat higher hold percentage, but within the normal range in both periods.
     Excluding Beau Rivage, slots revenue was flat in 2007. Slots revenue was strong at many of our Las Vegas Strip Resorts, including Bellagio and MGM Grand Las Vegas – each up 8% – and The Mirage and Mandalay Bay – each up 5%. These increases in slot revenues at our high-end Las Vegas Strip resorts were offset by lower revenues at our mid-market resorts. In 2006, slots revenue increased 3% on a same store basis, as a result of increases at MGM Grand Las Vegas and TI.
     Hotel revenue increased 5% in 2007 excluding Beau Rivage, with a 7% increase in company–wide REVPAR. Strength in demand and room pricing on the Las Vegas Strip led to a 5% increase in ADR and a slight increase in occupancy percentage to 93%. In 2006, hotel revenue increased 4% over 2006 on a same-store basis, due to strong room pricing, leading to a 7% increase in same-store REVPAR.
     The increases in food and beverage revenue in 2007 and 2006 are the result of investments in new restaurants and nightclubs. In particular, in 2007 we opened several new outlets at Excalibur, Mandalay Bay and Luxor – including the LAX nightclub. Also, we opened several restaurants and the Jet nightclub at The Mirage throughout 2006. The strength in the business travel segment has also contributed to revenue growth at many of our high-end restaurants and in catering operations.
     Entertainment revenues in 2007 and 2006 benefited from Love, the Beatles-themed Cirque du Soleil show at The Mirage, which opened July 2006. In addition, in 2007 we saw improved results in our production shows generally, with higher occupancy at several shows compared to 2006.
     In 2007, we generated 58% of net revenues from non-gaming activities compared to 56% in 2006 and 55% in 2005. We expect this trend to continue in 2008, as we continue to invest in new non-gaming amenities at our resorts and the MGM Grand Detroit hotel will be open for a full year.
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

	Year Ended December 31,
	2007	2006
	(In thousands)
Casino	$11,513	$13,659
Other operating departments	3,180	5,319
General and administrative	12,143	19,722
Corporate expense and other	19,707	30,421
Discontinued operations	(865)	1,267

	$45,678	$70,388

     Preopening and start-up expenses consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
CityCenter	$24,169	$9,429	$5,173
MGM Grand Macau	36,853	5,057	1,914
MGM Grand Detroit	26,257	3,313	503
The Signature at MGM Grand	1,130	8,379	1,437
Love at The Mirage	—	3,832	—
Other	3,696	6,352	6,725

	$92,105	$36,362	$15,752

     Preopening and start-up expenses for CityCenter will continue to increase as the project nears its expected completion in late 2009. However, since we completed the CityCenter joint venture transaction in November 2007 we will only recognize our 50% share of these preopening costs in the future. MGM Grand Macau preopening and start-up expenses relate to our share of that venture’s preopening costs. Preopening and start-up expenses for The Signature at MGM Grand relate to our costs associated with preparing the towers for rental operations.

     Property transactions, net consisted of the following:

	Year Ended December 31,
	2007	2006	2005
		(In thousands)
Write-downs and impairments	$33,624	$40,865	$28,622
Demolition costs	5,665	348	5,362
Insurance recoveries	(217,290)	(86,016)	—
Other net losses on asset sales or disposals	(8,312)	3,823	3,037

	$(186,313)	$(40,980)	$37,021

     Write-downs and impairments in 2007 included write-offs related to discontinued construction projects and a write-off of the carrying value of the Nevada Landing building assets due to its closure in March 2007. The 2007 period also includes demolition costs primarily related to the Mandalay Bay room remodel.
     Write-downs and impairments in 2006 included $22 million related to the write-off of the tram connecting Bellagio and Monte Carlo, including the stations at both resorts, in preparation for construction of CityCenter. Other impairments related to assets being replaced in connection with several capital projects, as well as the $4 million write-off of Luxor’s investment in the Hairspray show.
     Write-downs and impairments in 2005 related primarily to assets removed from service in connection with capital projects at several resorts. Demolition costs related primarily to room remodel activity at MGM Grand Las Vegas and the new showroom at The Mirage.
     Insurance recoveries in 2007 and 2006 related to the insurance recoveries received related to property damage from Hurricane Katrina in excess of the book value of the damaged assets and post-storm costs incurred.
Non-operating Results
     The following table summarizes information related to interest on our long-term debt:

For the periods ended December 31,	2007	2006	2005
		(In thousands)
Total interest incurred	$930,138	$900,661	$685,552
Interest capitalized	(215,951)	(122,140)	(29,527)
Interest allocated to discontinued operations	(5,844)	(18,160)	(15,267)

	$708,343	$760,361	$640,758

Cash paid for interest, net of amounts capitalized	$731,618	$778,590	$588,587
Weighted average total debt balance	$13.0 billion	$12.7 billion	$10.1 billion
End-of-year ratio of fixed-to-floating debt	71/29	66/34	61/39
Weighted average interest rate	7.1%	7.1%	6.8%
     Gross interest costs increased in 2007 compared to 2006 due to higher average debt balances during the year up until the significant reduction in debt in the fourth quarter resulting from the $2.47 billion received upon the close of the CityCenter joint venture transaction and the $1.2 billion received from our sale of common stock to a wholly-owned subsidiary of Dubai World. Net interest expense decreased due to increased capitalized interest from the ongoing construction of CityCenter, MGM Grand Detroit, and MGM Grand Macau.
     Interest costs increased in 2006 over 2005 due to higher average outstanding debt resulting from a full year of debt outstanding related to the Mandalay acquisition, incremental borrowings in 2006 to fund capital investments, and a slightly higher average interest rate. Capitalized interest increased in 2006 as we continued to capitalize interest on the CityCenter construction and our investment in MGM Grand Macau. The increase in our weighted average interest rate was due to slightly higher market rates, which affects our variable rate debt.
     The following table summarizes information related to our income taxes:

	Year Ended December 31,
	2007	2006	2005
		(In thousands)
Income from continuing operations before income tax	$2,158,428	$977,926	$667,085
Income tax provision	757,883	341,930	231,719
Effective income tax rate	35.1%	35.0%	34.7%
Cash paid for income taxes	$391,042	$369,450	$75,776
     The effective tax rate in 2007 was slightly higher than the statutory rate and the prior year rate. The 2007 effective tax rate would have been higher except for the CityCenter gain, which greatly minimized the impact of permanent and other tax items. Additionally in 2007, a benefit for a deduction related to domestic production activities, resulting primarily from the CityCenter transaction, was offset by nondeductible losses from unconsolidated foreign affiliates during the year.

     The effective income tax rate in 2006 benefited from a reversal of tax reserves that were no longer required, primarily due to guidance issued by the Internal Revenue Service related to the deductibility of certain complimentaries. The 2006 rate was still higher than the 2005 rate, however, as such reversal was less than the one-time tax benefit recognized in 2005 due to a tax benefit realized from the repatriation of foreign earnings from Australia as a result of the provisions of the American Jobs Creation Act of 2004.
     Cash paid for income taxes increased only slightly in 2007 over 2006, despite significantly higher pre-tax income. Since the CityCenter gain was realized in the fourth quarter of 2007, the associated income taxes will be paid in 2008. Cash paid for income taxes increased significantly in 2006 due primarily to the payment of taxes on the gain on Mandalay’s sale of MotorCity Casino, taxable income associated with the sales of units at the Signature at MGM Grand, and an increase in pre-tax income resulting from the Mandalay merger and continued improvements in operating results.
Liquidity and Capital Resources
Cash Flows – Summary
     Our cash flows consisted of the following:

	Year Ended December 31,
	2007	2006	2005
		(In thousands)
Net cash provided by operating activities	$994,416	$1,231,952	$1,182,796

Investing cash flows:
Purchases of property and equipment	(2,917,409)	(1,758,795)	(719,146)
Proceeds from contribution of CityCenter	2,468,652	—	—
Acquisition of Mandalay Resort Group, net	—	—	(4,420,990)
Proceeds from disposals of discontinued operations, net	578,873	—	—
Purchase of convertible note	(160,000)	—	—
Hurricane Katrina insurance recoveries	207,289	209,963	46,250
Investments in unconsolidated affiliates	—	(86,000)	(183,000)
Other	31,896	(7,595)	(25,931)

Net cash provided by (used in) investing activities	209,301	(1,642,427)	(5,302,817)

Financing cash flows:
Net borrowings (repayments) under bank credit facilities	(1,152,300)	(393,150)	4,725,000
Issuance of long-term debt	750,000	1,500,000	880,156
Repayment of long-term debt	(1,402,233)	(444,500)	(1,408,992)
Issuance of common stock	1,192,758	—	—
Issuance of common stock upon exercise of stock options	97,792	89,113	145,761
Purchases of common stock	(826,765)	(246,892)	(217,316)
Other	100,211	5,453	(61,783)

Net cash provided by (used in) financing activities	(1,240,537)	510,024	4,062,826

Net increase (decrease) in cash and cash equivalents	$(36,820)	$99,549	$(57,195)

Cash Flows – Operating Activities
     Trends in our operating cash flows tend to follow trends in our operating income, excluding gains and losses from investing activities and net property transactions, since our business is primarily cash-based. Cash flow from operations decreased 18% in 2007, partially the result of trends in operating income, excluding the CityCenter gain, Katrina-related income and other similar items. In addition, the Company’s net cash outflows related to CityCenter residential sales – construction expenditures and customer deposits – increased by $135 million. Cash flow from operations increased in 2006 over 2005 as a result of higher operating income, offset by higher interest and tax payments – tax payments in particular increased to $369 million in 2006 versus $76 million in 2005.
     At December 31, 2007 and 2006, we held cash and cash equivalents of $412 million and $453 million, respectively. We require a certain amount of cash on hand to operate our resorts. Beyond our cash on hand, we utilize a company-wide cash management system to minimize the amount of cash held in banks. Funds are swept from accounts at our resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay borrowings under our bank credit facilities.

Cash Flows – Investing Activities
     Capital expenditures consisted of the following:

	Twelve Months Ended
	December 31,
	2007	2006	2005
		(In millions)
Development and expansion projects:
CityCenter	$962	$520	$79
MGM Grand Detroit	336	262	90
Beau Rivage	63	446	44
Las Vegas Strip land	584	—	—
Capitalized interest on development and expansion projects	191	101	20

	2,136	1,329	233

Other
Room remodel projects	205	39	64
Corporate aircraft	102	48	—
Other	474	343	422

	781	430	486

	$2,917	$1,759	$719

     The CityCenter proceeds and Hurricane Katrina insurance recoveries were discussed earlier in the “Executive Overview” section. In 2007, we received net proceeds of $579 million from the sale of the Primm Valley Resorts and the Laughlin Properties. Also in 2007, we purchased a $160 million convertible note issued by The M Resort LLC, which is developing a casino resort on Las Vegas Boulevard, 10 miles south of Bellagio. The note is convertible, with certain restrictions, into a 50% equity position in The M Resort LLC. Investments in unconsolidated affiliates in 2006 and 2005 primarily represented investments in MGM Grand Macau.
Cash Flows – Financing Activities
     We repaid net debt of $1.8 billion in 2007, including $1.2 billion under our senior credit facility. In 2007, we issued $750 million of 7.5% senior notes maturing in 2016 and we repaid the following senior and senior subordinated notes at their scheduled maturity: $710 million of 9.75% senior subordinated notes; $200 million of 6.75% senior notes; and $492.2 million of 10.25% senior subordinated notes.
     In 2007, we received approximately $1.2 billion from the sale of 14.2 million shares of our common stock to Infinity World Investments, a wholly-owned subsidiary of Dubai World, at a price of $84 per share. We received $98 million, $89 million and $146 million in proceeds from the exercise of employee stock options in the years ended December 31, 2007, 2006 and 2005, respectively.
     In 2006, we borrowed net debt of $662 million, due to the level of capital expenditures, share repurchases and investments in unconsolidated affiliates. We repaid at their scheduled maturity our $200 million 6.45% senior notes and our $245 million 7.25% senior notes, and we issued $1.5 billion of senior notes at various times throughout the year, with interest rates ranging from 6.75% to 7.625% and maturities ranging from 2013 to 2017.
     Our primary financing activities in 2005 related to the Mandalay acquisition. The cash purchase price of Mandalay was funded from borrowings under our senior credit facility. We also issued $875 million of fixed rate debt in various issuances.
     In 2005, we repaid at their scheduled maturity two issues of senior notes – $176.4 million of 6.625% senior notes and $300 million of 6.95% senior notes – and redeemed one issue of senior notes due in 2008 – $200 million of 6.875% senior notes. The redemption of the 2008 senior notes resulted in a loss on early retirement of debt of $20 million, which is classified as “Other, net” in the accompanying consolidated statements of income. In addition, in the second quarter of 2005 we initiated a tender offer for several issuances of Mandalay’s senior notes and senior subordinated notes totaling $1.5 billion. Holders of $155 million of Mandalay’s senior notes and senior subordinated notes redeemed their holdings. Holders of Mandalay’s floating rate convertible senior debentures with a principal amount of $394 million had the right to redeem the debentures for $566 million through June 30, 2005. $388 million of principal of the convertible debentures were tendered for redemption and redeemed for $558 million.

     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. In December 2007, our Board of Directors approved a 20 million share authorization. At December 31, 2007, we had 18.2 million shares available for repurchase under the December 2007 authorization. Our share repurchase activity was as follows:

	Year Ended December 31,
	2007	2006	2005
		(In thousands)
July 2004 authorization (8 million, 6.5 million, and 5.5 million shares purchased)	$659,592	$246,892	$217,316
December 2007 authorization (1.9 million shares purchased)	167,173	—	—

	$826,765	$246,892	$217,316

Average price of shares repurchased	$83.92	$37.98	$39.51
  Principal Debt Arrangements
     Our long-term debt consists of publicly held senior and subordinated notes and our senior credit facility. We pay fixed rates of interest ranging from 5.875% to 9.5% on the senior and subordinated notes. We pay variable interest based on LIBOR on our senior credit facility. Our current senior credit facility has a total capacity of $7.0 billion, matures in 2011, and consists of a $4.5 billion revolving credit facility and a $2.5 billion term loan facility. As of December 31, 2007, we had approximately $3.7 billion of available liquidity under our senior credit facility.
     All of our principal debt arrangements are guaranteed by each of our material subsidiaries, excluding MGM Grand Detroit, LLC and our foreign subsidiaries. MGM Grand Detroit is a guarantor under the senior credit facility, but only to the extent that MGM Grand Detroit, LLC borrows under such facilities. At December 31, 2007, the outstanding amount of borrowings related to MGM Grand Detroit, LLC was $361 million. None of our assets serve as collateral for our principal debt arrangements.
  Other Factors Affecting Liquidity
     Taxes on CityCenter gain. In addition to our typical cash tax payments, in the first quarter of 2008 we will make a federal income tax payment of approximately $300 million related to the CityCenter gain.
     Long-term debt payable in 2008. We repaid $180 million of senior notes at maturity in February 2008. We have a total of $196 million in senior notes that we expect to repay at maturity in the third quarter of 2008.
     Tender offer. In February 2008, we and a wholly-owned subsidiary of Dubai World completed a joint tender offer for 15 million shares of our common stock at a tender price of $80.00 per share. We purchased 8.5 million shares at a total purchase price of $680 million.
     MGM Grand Atlantic City development. In October 2007, we announced plans for a multi-billion dollar resort complex on our 72-acre site in Atlantic City. The new resort, MGM Grand Atlantic City, is preliminarily estimated to cost approximately $4.5 to $5.0 billion, not including land and associated costs. The proposed resort would include three towers with more than 3,000 total rooms and suites, approximately 5,000 slot machines, 200 table games, 500,000 square-feet of retail, an extensive convention center, and other typical resort amenities.
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
     Jean Properties. We have entered into an operating agreement to form a 50/50 joint venture with Jeanco Realty Development, LLC. The venture will master plan and develop a mixed-use community in Jean, Nevada. We will contribute the Gold Strike and surrounding land to the joint venture. The value of this contribution per the operating agreement will be $150 million. We expect to receive a distribution of $55 million upon contribution of the assets to the venture, which is subject to the venture obtaining necessary regulatory and other approvals, and $20 million no later than August 2008.

  Off Balance Sheet Arrangements
     Investments in unconsolidated affiliates. Our off balance sheet arrangements consist primarily of investments in unconsolidated affiliates, which currently consist primarily of our investments in CityCenter, Borgata, Grand Victoria, Silver Legacy and MGM Grand Macau. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions. Our unconsolidated affiliate investments allow us to realize the proportionate benefits of owning a full-scale resort in a manner that minimizes our initial investment. We have not historically guaranteed financing obtained by our investees, and there are no other provisions of the venture agreements which we believe are unusual or subject us to risks to which we would not be subjected if we had full ownership of the resort.
     CityCenter. The estimated net project budget for CityCenter is $8.0 billion, after net residential proceeds of $2.7 billion. The gross project budget consists of $8.7 billion of construction costs, including capitalized interest, $1.7 billion of land, $0.2 billion of preopening expenses, and $0.1 billion of intangible assets. The construction costs, land and intangible assets reflect the impact of $1.3 billion of positive valuation adjustments upon the contribution of the CityCenter assets to the joint venture.
     The joint venture expects to spend approximately $2.5 billion in construction costs in 2008. As of December 31, 2007, the joint venture had $207 million of cash. In February 2008, MGM MIRAGE and Dubai World each loaned $100 million to the joint venture to fund near-term construction costs. The joint venture is currently negotiating with its lenders to obtain project financing to fund remaining construction spending. The joint venture anticipates that project financing will include requirements to utilize the project assets as security for the financing. The other potential source of project financing is additional contributions from MGM MIRAGE and Dubai World, which require approval of the joint venture’s Board of Directors.
     Letters of credit. At December 31, 2007, we had outstanding letters of credit totaling $85 million, of which $50 million support bonds issued by the Economic Development Corporation of the City of Detroit. These bonds are recorded as a liability in our consolidated balance sheets. This obligation was undertaken to secure our right to develop a permanent casino in Detroit.
  Commitments and Contractual Obligations
     The following table summarizes our scheduled contractual commitments as of December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter
	(In millions)
Long-term debt	$378	$1,278	$1,124	$3,763	$551	$4,060
Estimated interest payments on long-term debt (1)	684	674	592	477	306	1,029
Capital leases	2	2	2	1	1	—
Operating leases	14	9	8	7	6	41
Tax liabilities (2)	3	—	—	—	—	—
Long-term liabilities (3)	139	71	21	5	3	22
Other purchase obligations:
Construction commitments	166	2	2	3	—	—
Employment agreements	128	78	26	3	—	—
Entertainment agreements (4)	131	19	—	—	—	—
Other (5)	183	21	16	14	10	—

	$1,828	$2,154	$1,791	$4,273	$877	$5,152

(1)	Estimated interest payments on long-term debt are based on principal amounts outstanding at December 31, 2007 and forecasted LIBOR rates for our bank credit facility.

(2)	Approximately $84 million of tax liabilities related to unrecognized tax benefits are excluded from the table as we cannot reasonably estimate when examination and other activity related to these amounts will conclude.

(3)	Includes our obligation to support $50 million of bonds issued by the Economic Development Corporation of the City of Detroit as part of our development agreement with the City. The bonds mature in 2009. Also includes the estimated payments of obligations under our deferred compensation and supplemental executive retirement plans, based on balances as of December 31, 2007 and assumptions of retirement based on plan provisions.

(4)	Our largest entertainment commitments consist of minimum contractual payments to Cirque du Soleil, which performs shows at several of our resorts. We are generally contractually committed for a period of 12 months based on our ability to exercise certain termination rights; however, we expect these shows to continue for longer periods.

(5)	The amount for 2008 includes approximately $141 million of open purchase orders. Other commitments are for various contracts, including corporate aircraft purchases, maintenance and other service agreements and advertising commitments.

  Summary of Expected Sources and Uses of Funds
     We plan to fund our contractual obligations and other estimated spending through a combination of operating cash flow, available borrowings under our senior credit facility and potential issuances of fixed rate long-term debt. We generated over $1.0 billion in operating cash flow in 2007, which included deductions for interest payments, tax payments and certain contractually committed payments reflected in the above table, including operating leases, employment agreements and entertainment agreements.
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
     We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. At December 31, 2007 and 2006, approximately 47% and 48%, respectively, of our casino accounts receivable was owed by customers from the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. At December 31, 2007 and 2006, approximately 38% and 37%, respectively, of our casino accounts receivable was owed by customers from the Far East.
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
     The following table shows key statistics related to our casino receivables:

	At December 31,
	2007	2006	2005
	(In thousands)
Casino accounts receivable	$266,059	$248,044	$221,873
Allowance for doubtful casino accounts receivable	76,718	83,327	68,768
Allowance as a percentage of casino accounts receivable	29%	34%	31%
Median age of casino accounts receivable	28 days	46 days	39 days
Percentage of casino accounts outstanding over 180 days	18%	21%	19%
     The allowance for doubtful accounts as a percentage of casino accounts receivable has decreased in the current year due to a decrease in aging of accounts. At December 31, 2007, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change net income by $2.7 million, or less than $0.01 per share.

  Fixed asset capitalization and depreciation policies
     Property and equipment are stated at cost. For the majority of our property and equipment, cost has been determined based on estimated fair values in connection with the April 2005 Mandalay acquisition and the May 2000 Mirage Resorts acquisition. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. We account for construction projects in accordance with Statement of Financial Accounting Standards No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” When we construct assets, we capitalize direct costs of the project, including fees paid to architects and contractors, property taxes, and certain costs of our design and construction subsidiaries.
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
     See “Results of Operations” for discussion of write-downs and impairments recorded in 2007, 2006 and 2005. In 2006, we entered into agreements to sell Primm Valley Resorts and Laughlin Properties. The fair value less costs to sell exceeded the carrying value, therefore no impairment was indicated. Other than the above items, we are not aware of events or circumstances through December 31, 2007 that would cause us to review any material long-lived assets for impairment.
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
     We file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the taxes paid in foreign jurisdictions are not material. We are no longer subject to examination of our U.S. federal income tax returns filed for years ended prior to 2003. While the IRS examination of the 2001 and 2002 tax years closed during the first quarter of 2007, the statute of limitations for assessing tax for such years has been extended in order for us to complete the appeals process for issues that were not agreed upon at the closure of the examination. It is reasonably possible that this appeal may be settled in the next 12 months. The IRS is currently examining our federal income tax returns for the 2003 and 2004 tax years. Tax returns for subsequent years are also subject to examination.
     We are no longer subject to examination of our various state and local tax returns filed for years ended prior to 2003. During 2007, the City of Detroit initiated an examination of a Mandalay Resort Group subsidiary return for the pre-acquisition year ended April 25, 2005. Also during 2007, the state of Mississippi initiated an examination of returns filed by subsidiaries of MGM MIRAGE and Mandalay Resort Group for the 2004 through 2006 tax years. This audit was settled during the first quarter of 2008, with no material impact to us. No other state or local income tax returns are under examination.
  Stock-based Compensation
     We account for stock-based compensation in accordance with SFAS 123(R). We measure fair value of share-based awards using the Black-Scholes model. There are several management assumptions required to determine the inputs into the Black-Scholes model. Our volatility and expected term assumptions can significantly impact the fair value of stock-based awards. The extent of the impact will depend, in part, on the extent of stock-based awards in any given year. In 2007, we granted 2.6 million stock appreciation rights with a total fair value of $68 million. In 2006, we granted 1.9 million stock options and stock appreciation rights with a total fair value of $28 million.
     For 2007 awards, a 10% change in the volatility assumption (32% for 2007; for sensitivity analysis, volatility was assumed to be 29% and 35%) would have resulted in a $4.6 million, or 7%, change in fair value. A 10% change in the expected term assumption (4.1 years for 2007; for sensitivity analysis, expected term was assumed to be 3.7 years and 4.5 years) would have resulted in a $3.8 million, or 6%, change in fair value. These changes in fair value would have been recognized over the five-year vesting period of such awards. It should be noted that a change in the expected term would cause other changes, since the risk-free rate and volatility assumptions are specific to the term; we did not attempt to adjust those assumptions in performing the sensitivity analysis above.
  Business Combinations
     We account for business combinations in accordance with Statement of Financial Accounting Standards No. 141, “Accounting for Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets,” and related interpretations. SFAS 141 requires that we record the net assets of acquired businesses at fair value, and we must make estimates and assumptions to determine the fair value of these acquired assets and assumed liabilities.
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

Recently Issued Accounting Standards
  Accounting for Business Combinations and Non-Controlling Interests
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (R), “Business Combinations,” (“SFAS 141R”) and SFAS No. 160 “Non-controlling interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (“SFAS 160”). These standards amend the requirements for accounting for business combinations, including the recognition and measurement of additional assets and liabilities at their fair value, expensing of acquisition-related costs which are currently capitalizable under existing rules, treatment of adjustments to deferred taxes and liabilities subsequent to the measure period, and the measurement of non-controlling interest, previously commonly referred to as minority interests, at fair value. SFAS 141R also includes additional disclosure requirements with respect to the methodologies and techniques used to determine the fair value of assets and liabilities recognized in a business combination. SFAS 141R and SFAS 160 apply prospectively to fiscal years beginning on or after December 15, 2008, except for the treatment of deferred tax adjustments which apply to deferred taxes recognized in previous business combinations. These standards will become effective for us on January 1, 2009. We are currently evaluating the effect, if any, the adoption of SFAS 141R and SFAS 160 will have on our consolidated financial statements.
  Impact of Buy-Sell Clauses on Sales of Real Estate
     In December 2007, the Emerging Issues Task Force (“EITF”) of the FASB ratified its consensus on EITF No. 07-6 “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66, Accounting for Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause.” The EITF reached consensus that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sale-recognition under Statement 66. This EITF is effective for fiscal years beginning after December 15, 2007, or for us January 1, 2008. The adoption of EITF No. 07-6 did not have a material impact on our consolidated financial statements.
  Fair Value and Fair Value Option
      In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits the measure of certain financial instruments and certain other items at fair value and establishes presentation and disclosure requirements to help financial statement users to understand these measurements and their impact on earnings. This statement is effective for us beginning in January 1, 2008. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands fair value disclosures. This statement will be effective for us beginning January 1, 2008 for financial assets and liabilities and beginning January 1, 2009 for certain non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.
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
     As of December 31, 2007, long-term fixed rate borrowings represented approximately 71% of our total borrowings. Based on December 31, 2007 debt levels, an assumed 100 basis-point change in LIBOR would cause our annual interest cost to change by approximately $3 million.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We incorporate by reference the information appearing under “Market Risk” in Item 7 of this Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our Consolidated Financial Statements and Notes to Consolidated Financial Statements, including the Independent Registered Public Accounting Firm’s Report thereon, referred to in Item 15(a)(1) of this Form 10-K, are included at pages 42 to 68 of this Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2007. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.
Management’s Annual Report on Internal Control Over Financial Reporting
     Management’s Annual Report on Internal Control Over Financial Reporting, referred to in Item 15(a)(1) of this Form 10-K, is included at page 40 of this Form 10-K.
Attestation Report of the Independent Registered Public Accounting Firm
     The Independent Registered Public Accounting Firm’s Attestation Report on our internal control over financial reporting referred to in Item 15(a)(1) of this Form 10-K, is included at page 41 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
     During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     We incorporate by reference the information appearing under “Executive Officers of the Registrant” in Item 1 of this Form 10-K and under “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 14, 2008 (the “Proxy Statement”).
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
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
     (a)(1). Financial Statements.
Included in Part II of this Report:
   Management’s Annual Report on Internal Control Over Financial Reporting
   Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
   Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
   Consolidated Balance Sheets — December 31, 2007 and 2006
   Years Ended December 31, 2007, 2006 and 2005
      Consolidated Statements of Income
      Consolidated Statements of Cash Flows
      Consolidated Statements of Stockholders’ Equity
   Notes to Consolidated Financial Statements
     (a)(2). Financial Statement Schedule.
   Years Ended December 31, 2007, 2006 and 2005
      Schedule II — Valuation and Qualifying Accounts
     We have omitted schedules other than the one listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.
     (a)(3). Exhibits.

Exhibit
Number	Description

3(1)	Certificate of Incorporation of the Company, as amended through 1997 (incorporated by reference to Exhibit 3(1) to Registration Statement No. 33-3305 and to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3(2)	Certificate of Amendment to Certificate of Incorporation of the Company, dated January 7, 2000, relating to an increase in the authorized shares of common stock (incorporated by reference to Exhibit 3(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the “1999 10-K”)).

3(3)	Certificate of Amendment to Certificate of Incorporation of the Company, dated January 7, 2000, relating to a 2-for-1 stock split (incorporated by reference to Exhibit 3(3) to the 1999 10-K).

3(4)	Certificate of Amendment to Certificate of Incorporation of the Company, dated August 1, 2000, relating to a change in name of the Company (incorporated by reference to Exhibit 3(i).4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 (the “September 2000 10-Q”)).

3(5)	Certificate of Amendment to Certificate of Incorporation of the Company, dated June 3, 2003, relating to compliance with provisions of the New Jersey Casino Control Act relating to holders of Company securities (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (the “June 2003 10-Q”)).

3(6)	Certificate of Amendment to Certificate of Incorporation of the Company, dated May 3, 2005, relating to an increase in the authorized shares of common stock (incorporated by reference to Exhibit 3.10 to Amendment No. 1 to the Company’s Form 8-A filed with the Commission on May 11, 2005).

3(7)	Amended and Restated Bylaws of the Company, effective December 4, 2007 (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated December 4, 2007).

4(1)	Indenture dated July 21, 1993, by and between Mandalay and First Interstate Bank of Nevada, N.A., as Trustee with respect to $150 million aggregate principal amount of 7.625% Senior Subordinated Debentures due 2013 (incorporated by reference to Exhibit 4(a) to Mandalay’s Current Report on Form 8-K dated July 21, 1993).

Exhibit
Number	Description

4(2)	Indenture, dated February 1, 1996, by and between Mandalay and First Interstate Bank of Nevada, N.A., as Trustee (the “Mandalay February 1996 Indenture”) (incorporated by reference to Exhibit 4(b) to Mandalay’s Current Report on Form 8-K dated January 29, 1996 (the “Mandalay January 1996 8-K”)).

4(3)	Supplemental Indenture, dated as of November 15, 1996, by and between Mandalay and Wells Fargo Bank (Colorado), N.A., (successor to First Interstate Bank of Nevada, N.A.), as Trustee, to the Mandalay February 1996 Indenture, with respect to $150 million aggregate principal amount of 6.70% Senior Notes due 2096 (incorporated by reference to Exhibit 4(c) to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996 (the “Mandalay October 1996 10-Q”)).

4(4)	6.70% Senior Notes due February 15, 2096 in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4(d) to the Mandalay October 1996 10-Q).

4(5)	Indenture, dated November 15, 1996, by and between Mandalay and Wells Fargo Bank (Colorado), N.A., as Trustee (the “Mandalay November 1996 Indenture”) (incorporated by reference to Exhibit 4(e) to the Mandalay October 1996 10-Q).

4(6)	Supplemental Indenture, dated as of November 15, 1996, to the Mandalay November 1996 Indenture, with respect to $150 million aggregate principal amount of 7.0% Senior Notes due 2036 (incorporated by reference to the Mandalay October 1996 10-Q).

4(7)	7.0% Senior Notes due February 15, 2036, in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4(g) to the Mandalay October 1996 10-Q).

4(8)	Indenture, dated as of August 1, 1997, between MRI and First Security Bank, National Association, as trustee (the “MRI 1997 Indenture”) (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of MRI for the fiscal quarter ended June 30, 1997 (the “MRI June 1997 10-Q”)).

4(9)	Supplemental Indenture, dated as of August 1, 1997, to the MRI 1997 Indenture, with respect to $100 million aggregate principal amount of 7.25% Debentures due 2017 (incorporated by reference to Exhibit 4.2 to the MRI June 1997 10-Q).

4(10)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1997 Indenture (incorporated by reference to Exhibit 4(14) to the 2000 10-K).

4(11)	Indenture, dated as of February 4, 1998, between MRI and PNC Bank, National Association, as trustee (the “MRI 1998 Indenture”) (incorporated by reference to Exhibit 4(e) to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1997 (the “MRI 1997 10-K”)).

4(12)	Supplemental Indenture, dated as of February 4, 1998, to the MRI 1998 Indenture, with respect to $200 million aggregate principal amount of 6.75% Notes due 2008 (incorporated by reference to Exhibit 4(f) to the MRI 1997 10-K).

4(13)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1998 Indenture (incorporated by reference to Exhibit 4(15) to the 2000 10-K).

4(14)	Indenture dated as of August 16, 2000 by and between Mandalay and The Bank of New York, with respect to $200 million aggregate principal amount of 9.5% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to Mandalay’s Form S-4 Registration Statement No. 333-44838).

4(15)	Indenture, dated as of September 15, 2000, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and U.S. Trust Company, National Association, as trustee, with respect to $850 million aggregate principal amount of 8.5% Senior Notes due 2010 (incorporated by reference to Exhibit 4 to the Company’s Amended Current Report on Form 8-K/A dated September 12, 2000).

4(16)	First Supplemental Indenture, dated as of September 15, 2000, among the Company, Bellagio Merger Sub, LLC and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4(11) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 10-K”)).

Exhibit
Number	Description

4(17)	Second Supplemental Indenture, dated as of December 31, 2000, among the Company, MGM Grand Hotel & Casino Merger Sub, LLC and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4(17) to the 2000 10-K).

4(18)	Indenture, dated as of January 23, 2001, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and United States Trust Company of New York, as trustee, with respect to $400 million aggregate principal amount of 8.375% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated January 18, 2001).

4(19)	Indenture dated as of December 20, 2001 by and among Mandalay and The Bank of New York, with respect to $300 million aggregate principal amount of 9.375% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.1 to Mandalay’s Form S-4 Registration Statement No. 333-82936).

4(20)	Indenture dated as of March 21, 2003 by and among Mandalay and The Bank of New York with respect to $400 million aggregate principal amount of Floating Rate Convertible Senior Debentures due 2033 (incorporated by reference to Exhibit 4.44 to Mandalay’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003).

4(21)	First Supplemental Indenture dated as of July 26, 2004, relating to Mandalay’s Floating Rate Senior Convertible Debentures due 2033 (incorporated by reference to Exhibit 4 to Mandalay’s Current Report on Form 8-K dated July 26, 2004).

4(22)	Indenture, dated as of July 31, 2003, by and between Mandalay and The Bank of New York with respect to $250 million aggregate principal amount of 6.5% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003).

4(23)	Indenture, dated as of September 17, 2003, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and U.S. Bank National Association, as trustee, with respect to $1,050 million 6% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 11, 2003).

4(24)	Indenture, dated as of November 25, 2003, by and between Mandalay and The Bank of New York with respect to $250 million aggregate principal amount of 6.375% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003).

4(25)	Indenture dated as of February 27, 2004, among the Company, as issuer, the Subsidiary Guarantors, as guarantors, and U.S. Bank National Association, as trustee, with respect to $525 million 5.875% Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated February 27, 2004).

4(26)	Indenture dated as of August 25, 2004, among the Company, as issuer, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as trustee, with respect to $550 million 6.75% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 25, 2004).

4(27)	Indenture, dated June 20, 2005, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $500 million aggregate principal amount of 6.625% Senior Notes due 2015 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 20, 2005).

4(28)	Supplemental Indenture, dated September 9, 2005, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $375 million aggregate principal amount of 6.625% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 9, 2005).

4(29)	Indenture, dated April 5, 2006, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $500 million aggregate principal amount of 6.75% Senior Notes due 2013 and $250 million original principal amount of 6.875% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 5, 2006 (the “April 2006 8-K”)).

Exhibit
Number	Description

4(30)	Registration Rights Agreement, dated April 5, 2006, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and certain initial purchases parties thereto (incorporated by reference to Exhibit 4.2 to the April 2006 8-K).

4(31)	Indenture dated as of December 21, 2006, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 21, 2006 (the “December 2006 8-K”)).

4(32)	Supplemental Indenture dated as of December 21, 2006, by and among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 7.625% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the December 2006 8-K).

4(33)	Second Supplemental Indenture dated as of May 17, 2007 among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 7.5% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 17, 2007).

10.1(1)	Guarantee, dated as of May 31, 2000, by certain subsidiaries of the Company, in favor of The Chase Manhattan Bank, as successor in interest to PNC Bank, National Association, as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.4 to the May 2000 8-K).

10.1(2)	Schedule setting forth material details of the Guarantee, dated as of May 31, 2000, by certain subsidiaries of the Company, in favor of U.S. Trust Company, National Association (formerly known as U.S. Trust Company of California, N.A.), as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.5 to the May 2000 8-K).

10.1(3)	Schedule setting forth material details of the Guarantee (Mirage Resorts, Incorporated 6.75% Notes Due February 1, 2008), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of The Chase Manhattan Bank, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.7 to the May 2000 8-K).

10.1(4)	Schedule setting forth material details of the Guarantee (Mirage Resorts, Incorporated 6.75% Notes Due August 1, 2007 and 7.25% Debentures Due August 1, 2017), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of First Security Bank, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.8 to the May 2000 8-K).

10.1(5)	Instrument of Joinder, dated as of May 31, 2000, by MRI and certain of its wholly owned subsidiaries, in favor of the beneficiaries of the Guarantees referred to therein (incorporated by reference to Exhibit 10.9 to the May 2000 8-K).

10.1(6)	Guarantee (MGM MIRAGE 8.5% Senior Notes due 2010), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York N.A., as successor to U.S. Trust Company, National Association, for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.7 to the September 2005 10-Q).

10.1(7)	Guarantee (Mandalay Resort Group 7.625% Senior Subordinated Notes due 2013), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.9 to the September 2005 10-Q).

10.1(8)	Guarantee (MGM MIRAGE 8.375% Senior Subordinated Notes due 2011), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York N.A., successor to the United States Trust Company of New York, as trustee for the benefit of holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.11 to the September 2005 10-Q).

10.1(9)	Guarantee (MGM MIRAGE 6.0% Senior Notes due 2009), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.12 to the September 2005 10-Q).

Exhibit
Number	Description

10.1(10)	Guarantee (MGM MIRAGE 6.0% Senior Notes due 2009 (Exchange Notes)), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.13 to the September 2005 10-Q).

10.1(11)	Guarantee (MGM MIRAGE 5.875% Senior Notes due 2014), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.14 to the September 2005 10-Q).

10.1(12)	Guarantee (MGM MIRAGE 5.875% Senior Notes due 2014 (Exchange Notes)), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.15 to the September 2005 10-Q).

10.1(13)	Guarantee (MGM MIRAGE 6.75% Senior Notes due 2012), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.16 to the September 2005 10-Q).

10.1(14)	Guarantee (Mirage Resorts, Incorporated 6.75% Senior Notes due 2007 and 7.25% Debentures due 2017), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of Wells Fargo Bank Northwest, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.17 to the September 2005 10-Q).

10.1(15)	Guarantee (Mirage Resorts, Incorporated 6.75% Senior Notes due 2008), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of JPMorgan Chase Bank, N.A., successor in interest to PNC Bank, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.18 to the September 2005 10-Q).

10.1(16)	Guarantee (Mandalay Resort Group 9.375% Senior Subordinated Notes due 2010), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.20 to the September 2005 10-Q).

10.1(17)	Guarantee (Mandalay Resort Group 6.70% Senior Notes due 2096), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as successor in interest to First Interstate Bank of Nevada, N.A., as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.21 to the September 2005 10-Q).

10.1(18)	Guarantee (Mandalay Resort Group 7.0% Senior Notes due 2036), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.22 to the September 2005 10-Q).

10.1(19)	Guarantee (Mandalay Resort Group 9.5% Senior Notes due 2008), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.23 to the September 2005 10-Q).

10.1(20)	Guarantee (Mandalay Resort Group Floating Rate Convertible Senior Debentures due 2033), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.24 to the September 2005 10-Q).

10.1(21)	Guarantee (Mandalay Resort Group 6.5% Senior Notes due 2009), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.25 to the September 2005 10-Q).

10.1(22)	Guarantee (Mandalay Resort Group 6.375% Senior Notes due 2011), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.26 to the September 2005 10-Q).

Exhibit
Number	Description

10.1(23)	Fifth Amended and Restated Loan Agreement dated as of October 3, 2006, by and among MGM MIRAGE, as borrower; MGM Grand Detroit, LLC, as co-borrower; the Lenders and Co-Documentation Agents named therein; Bank of America, N.A., as Administrative Agent; the Royal Bank of Scotland PLC, as Syndication Agent; Bank of America Securities LLC and The Royal Bank of Scotland PLC, as Joint Lead Arrangers; and Bank of America Securities LLC, The Royal Bank of Scotland PLC, J.P. Morgan Securities Inc., Citibank North America, Inc. and Deutsche Bank Securities Inc. as Joint Book Managers (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated October 3, 2006).

10.1(24)	Guaranty Agreement, dated July 19, 2006, by MGM MIRAGE in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Lenders from time to time party to a Construction Loan Agreement with the Borrower, Turnberry/MGM Grand Tower C, LLC.

10.2(1)	Lease, dated August 3, 1977, by and between B&D Properties, Inc., as lessor, and Mandalay, as lessee; Amendment of Lease, dated May 6, 1983 (incorporated by reference to Exhibit 10(h) to Mandalay’s Registration Statement (No. 2-85794) on Form S-1).

10.2(2)	Lease by and between Robert Lewis Uccelli, guardian, as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease (incorporated by reference to Exhibit 10(p) to Mandalay’s Registration Statement (No. 33-4475) on Form S-1).

10.2(3)	Public Trust Tidelands Lease, dated February 4, 1999, between the State of Mississippi and Beau Rivage Resorts, Inc. (without exhibits) (incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1999).

*10.3(1)	Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

*10.3(2)	1997 Nonqualified Stock Option Plan, Amended and Restated February 2, 2004 (incorporated by reference to Exhibit 10.1 of the June 2004 10-Q).

*10.3(3)	Amendment to the MGM MIRAGE 1997 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated July 9, 2007).

*10.3(4)	MGM MIRAGE 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 filed May 12, 2005).

*10.3(5)	Amended and Restated Annual Performance-Based Incentive Plan for Executive Officers, giving effect to amendment approved by the Company’s shareholders on May 9, 2006 (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement).

*10.3(6)	Non-Qualified Deferred Compensation Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.3(12) to the 2000 10-K).

*10.3(7)	Supplemental Executive Retirement Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.3(13) to the 2000 10-K).

*10.3(8)	Deferred Compensation Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 10, 2005 (the “January 2005 8-K”).

*10.3(9)	Supplemental Executive Retirement Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.1 to the January 2005 8-K).

*10.3(10)	Amendment to Deferred Compensation Plan II, dated as of December 21, 2005 (incorporated by reference to Exhibit 10.3(9) to the 2005 10-K).

*10.3(11)	Amendment No. 1 to the Deferred Compensation Plan II, dated as of July 10, 2007.

*10.3(12)	Amendment No. 1 to the Supplemental Executive Retirement Plan II, dated as of July 10, 2007.

*10.3(13)	Amendment No. 2 to the Deferred Compensation Plan II, dated as of October 15, 2007.

Exhibit
Number	Description

*10.3(14)	Amendment No. 2 to the Supplemental Executive Retirement Plan II, dated as of October 15, 2007.

*10.3(15)	Employment Agreement, dated September 16, 2005, between the Company and J. Terrence Lanni (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2005 (the “September 16, 2005 8-K”)).

*10.3(16)	Employment Agreement, dated September 16, 2005, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.2 to the September 16, 2005 8-K).

*10.3(17)	Employment Agreement, dated September 16, 2005, between the Company and John Redmond (incorporated by reference to Exhibit 10.3 to the September 16, 2005 8-K).

*10.3(18)	Employment Agreement, dated September 16, 2005, between the Company and James J. Murren (incorporated by reference to Exhibit 10.4 to the September 16, 2005 8-K).

*10.3(19)	Employment Agreement, dated September 16, 2005, between the Company and Gary N. Jacobs (incorporated by reference to Exhibit 10.5 to the September 16, 2005 8-K).

*10.3(20)	Employment Agreement, dated March 1, 2007, between the Company and Aldo Manzini.

*10.3(21)	Letter Agreement dated June 19, 2007, between the Company and Aldo Manzini.

*10.3(22)	Employment Agreement, dated December 3, 2007, between the Company and Dan D’Arrigo (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated December 3, 2007).

10.4(1)	Second Amended and Restated Joint Venture Agreement of Marina District Development Company, dated as of August 31, 2000, between MAC, CORP. and Boyd Atlantic City, Inc. (without exhibits) (incorporated by reference to Exhibit 10.2 to the September 2000 10-Q).

10.4(2)	Contribution and Adoption Agreement, dated as of December 13, 2000, among Marina District Development Holding Co., LLC, MAC, CORP. and Boyd Atlantic City, Inc. (incorporated by reference to Exhibit 10.4(15) to the 2000 10-K).

10.4(3)	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp.—Commission File No. 333-87202).

10.4(4)	Amended and Restated Joint Venture Agreement, dated as of June 25, 2002, between Nevada Landing Partnership and RBG, L.P. (incorporated by reference to Exhibit 10.1 to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004.)

10.4(5)	Amendment No.1 to Amended and Restated Joint Venture Agreement, dated as of April 25, 2005, by and among Nevada Landing Partnership, an Illinois general partnership, and RBG, L.P., an Illinois limited partnership (incorporated by reference to Exhibit 10.4(5) to the 2005 10-K).

10.4(6)	Amended and Restated Subscription and Shareholders Agreement, dated June 19, 2004, among Pansy Ho, Grand Paradise Macau Limited, MGMM Macau, Ltd., MGM MIRAGE Macau, Ltd., MGM MIRAGE and MGM Grand Paradise Limited (formerly N.V. Limited) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2005).

10.4(7)	Amendment Agreement to the Subscription and Shareholders Agreement, dated January 20, 2007, among Pansy Ho, Grand Paradise Macau Limited, MGMM Macau, Ltd., MGM MIRAGE Macau, Ltd., MGM MIRAGE and MGM Grand Paradise Limited (formerly N.V. Limited).

10.4(8)	Loan Agreement with the M Resort LLC dated April 24, 2007 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated April 24, 2007).

10.4(9)	Limited Liability Company Agreement of CityCenter Holdings, LLC, dated August 21, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2007 (the “August 2007 8-K”)).

Exhibit
Number	Description

10.4(10)	Amendment No 1, dated November 15, 2007, to the Limited Liability Company Agreement of CityCenter Holdings, LLC, dated August 21, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2007).

10.4(11)	Amendment No 2, dated December 31, 2007, to the Limited Liability Company Agreement of CityCenter Holdings, LLC, dated August 21, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2007).

10.4(12)	Limited Liability Company Operating Agreement of IKM JV, LLC, dated September 10, 2007 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated September 10, 2007).

10.5(1)	Revised Development Agreement among the City of Detroit, The Economic Development Corporation of the City of Detroit and MGM Grand Detroit, LLC (incorporated by reference to Exhibit 10.10 to the June 2002 10-Q).

10.5(2)	Revised Development Agreement effective August 2, 2002, by and among the City of Detroit, The Economic Development Corporation of the City of Detroit and Detroit Entertainment, L.L.C. (incorporated by reference to Exhibit 10.61 of Mandalay’s Annual Report on Form 10-K for the year ended January 31, 2005).

10.6(1)	Purchase Agreement dated October 13, 2006, by and among Mandalay Resort Group, as seller, Edgewater Hotel Corporation, Colorado Belle Corporation, and Aces High Management, LLC, as purchaser (incorporated by reference to the Company’s Current Report on Form 8-K dated October 13, 2006).

10.6(2)	Purchase Agreement dated October 31, 2006, by and among New York-New York Hotel & Casino, LLC, as seller, PRMA Land Development Company, The Primadonna Company LLC, and Herbst Gaming Inc., as purchaser (incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006).

10.6(3)	Operating Agreement of Jeanco, LLC, dated February 9, 2007, (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated February 9, 2007).

10.6(4)	Company Stock Purchase and Support Agreement, dated August 21, 2007, by and between MGM MIRAGE and Infinity World Investments, LLC (incorporated by reference to Exhibit 10.2 to the August 2007 8-K).

10.6(5)	Amendment No. 1, dated October 17, 2007, to the Company Stock Purchase and Support Agreement by and between MGM MIRAGE and Infinity World Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 17, 2007).

21	List of subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

99.1	Description of our Operating Resorts.

99.2	Description of Regulation and Licensing.

*	Management contract or compensatory plan or arrangement.

**	Exhibits 32.1 and 32.2 shall not be deemed filed with the Securities and Exchange Commission, nor shall they be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Securities Exchange Act of 1934 or the Securities Act of 1933, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

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
  Management’s Evaluation
     Management has evaluated the Company’s internal control over financial reporting using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation as of December 31, 2007, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.
  Report of Independent Registered Public Accounting Firm
     Deloitte & Touche LLP audited the Company’s consolidated financial statements as of and for the period ended December 31, 2007 and issued their report thereon, which is included in this annual report. Deloitte & Touche LLP has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting and such report is also included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of MGM MIRAGE
     We have audited the internal control over financial reporting of MGM MIRAGE and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated February 29, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 .
/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of MGM MIRAGE
     We have audited the accompanying consolidated balance sheets of MGM MIRAGE and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MGM MIRAGE and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 15 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Also, as discussed in Note 12 to the consolidated financial statements, on January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 29, 2008

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	At December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$412,390	$452,944
Accounts receivable, net	412,345	362,921
Inventories	126,116	118,459
Income tax receivable	—	18,619
Deferred income taxes	63,453	68,046
Prepaid expenses and other	105,412	124,414
Assets held for sale	55,670	369,348

Total current assets	1,175,386	1,514,751

Real estate under development	—	188,433

Property and equipment, net	16,823,704	17,241,860

Other assets
Investments in unconsolidated affiliates	2,482,727	1,092,257
Goodwill	1,262,922	1,300,747
Other intangible assets, net	359,770	367,200
Deposits and other assets, net	623,177	440,990

Total other assets	4,728,596	3,201,194

	$22,727,686	$22,146,238

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$219,556	$182,154
Construction payable	76,524	234,486
Income taxes payable	284,075	—
Accrued interest on long-term debt	211,228	232,957
Other accrued liabilities	929,424	958,244
Liabilities related to assets held for sale	3,880	40,259

Total current liabilities	1,724,687	1,648,100

Deferred income taxes	3,416,660	3,441,157
Long-term debt	11,175,229	12,994,869
Other long-term obligations	350,407	212,563

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares; issued 368,395,926 and 362,886,027 shares; outstanding 293,768,899 and 283,909,000 shares	3,684	3,629
Capital in excess of par value	3,951,162	2,806,636
Treasury stock, at cost (74,627,027 and 78,977,027 shares)	(2,115,107)	(1,597,120)
Retained earnings	4,220,408	2,635,989
Accumulated other comprehensive income	556	415

Total stockholders’ equity	6,060,703	3,849,549

	$22,727,686	$22,146,238

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues
Casino	$3,239,054	$3,130,438	$2,764,546
Rooms	2,130,542	1,991,477	1,634,588
Food and beverage	1,651,655	1,483,914	1,271,650
Entertainment	560,909	459,540	426,175
Retail	296,148	278,695	253,214
Other	519,360	452,669	339,424

	8,397,668	7,796,733	6,689,597
Less: Promotional allowances	(706,031)	(620,777)	(560,754)

	7,691,637	7,175,956	6,128,843

Expenses
Casino	1,677,884	1,612,992	1,422,472
Rooms	570,191	539,442	454,082
Food and beverage	984,279	902,278	782,372
Entertainment	399,106	333,619	305,799
Retail	190,137	179,929	164,189
Other	317,550	245,126	187,956
General and administrative	1,140,363	1,070,942	889,806
Corporate expense	193,893	161,507	130,633
Preopening and start-up expenses	92,105	36,362	15,752
Restructuring costs (credit)	—	1,035	(59)
Property transactions, net	(186,313)	(40,980)	37,021
Gain on CityCenter transaction	(1,029,660)	—	—
Depreciation and amortization	700,334	629,627	560,626

	5,049,869	5,671,879	4,950,649

Income from unconsolidated affiliates	222,162	254,171	151,871

Operating income	2,863,930	1,758,248	1,330,065

Non-operating income (expense)
Interest income	17,210	11,192	12,037
Interest expense, net	(708,343)	(760,361)	(640,758)
Non-operating items from unconsolidated affiliates	(18,805)	(16,063)	(15,825)
Other, net	4,436	(15,090)	(18,434)

	(705,502)	(780,322)	(662,980)

Income from continuing operations before income taxes	2,158,428	977,926	667,085
Provision for income taxes	(757,883)	(341,930)	(231,719)

Income from continuing operations	1,400,545	635,996	435,366

Discontinued operations
Income from discontinued operations	10,461	18,473	11,815
Gain on disposal of discontinued operations	265,813	—	—
Provision for income taxes	(92,400)	(6,205)	(3,925)

	183,874	12,268	7,890

Net income	$1,584,419	$648,264	$443,256

Basic income per share of common stock
Income from continuing operations	$4.88	$2.25	$1.53
Discontinued operations	0.64	0.04	0.03

Net income per share	$5.52	$2.29	$1.56

Diluted income per share of common stock
Income from continuing operations	$4.70	$2.18	$1.47
Discontinued operations	0.61	0.04	0.03

Net income per share	$5.31	$2.22	$1.50

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$1,584,419	$648,264	$443,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	700,334	653,919	588,102
Amortization of debt discounts, premiums and issuance costs	4,298	(3,096)	5,791
Provision for doubtful accounts	32,910	47,950	25,846
Stock-based compensation	45,678	73,626	7,323
Property transactions, net	(186,313)	(41,135)	36,880
Loss on early retirements of debt	—	—	18,139
Gain on CityCenter transaction	(1,029,660)	—	—
Gain on disposal of discontinued operations	(265,813)	—	—
Income from unconsolidated affiliates	(162,217)	(229,295)	(134,132)
Distributions from unconsolidated affiliates	211,062	212,477	89,857
Deferred income taxes	32,813	59,764	51,759
Tax benefit from stock option exercises	—	—	94,083
Changes in current assets and liabilities:
Accounts receivable	(82,666)	(65,467)	(68,159)
Inventories	(8,511)	(10,431)	(7,017)
Income taxes receivable and payable	315,877	(129,929)	8,058
Prepaid expenses and other	10,937	(21,921)	10,830
Accounts payable and accrued liabilities	32,720	111,559	75,404
Real estate under development	(458,165)	(89,724)	—
Residential sales deposits, net	247,046	13,970	—
Hurricane Katrina insurance recoveries	72,711	98,786	—
Change in Hurricane Katrina insurance receivable	(5,962)	(46,581)	(46,275)
Other	(97,082)	(50,784)	(16,949)

Net cash provided by operating activities	994,416	1,231,952	1,182,796

Cash flows from investing activities
Purchases of property and equipment	(2,917,409)	(1,758,795)	(719,146)
Proceeds from contribution of CityCenter	2,468,652	—	—
Acquisition of Mandalay Resort Group, net of cash acquired	—	—	(4,420,990)
Proceeds from disposals of discontinued operations, net	578,873	—	—
Purchase of convertible note	(160,000)	—	—
Hurricane Katrina insurance recoveries	207,289	209,963	46,250
Dispositions of property and equipment	47,571	11,375	7,828
Investments in unconsolidated affiliates	—	(86,000)	(183,000)
Other	(15,675)	(18,970)	(33,759)

Net cash provided by (used in) investing activities	209,301	(1,642,427)	(5,302,817)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities — maturities of 90 days or less	(402,300)	756,850	325,000
Borrowings under bank credit facilities — maturities longer than 90 days	6,750,000	7,000,000	4,400,000
Repayments under bank credit facilities — maturities longer than 90 days	(7,500,000)	(8,150,000)	—
Issuance of long-term debt	750,000	1,500,000	880,156
Repayment of long-term debt	(1,402,233)	(444,500)	(1,408,992)
Debt issuance costs	(5,983)	(28,383)	(50,331)
Issuance of common stock	1,192,758	—	—
Issuance of common stock upon exercise of stock options	97,792	89,113	145,761
Purchases of common stock	(826,765)	(246,892)	(217,316)
Excess tax benefits from stock-based compensation	102,479	47,330	—
Other	3,715	(13,494)	(11,452)

Net cash provided by (used in) financing activities	(1,240,537)	510,024	4,062,826

Cash and cash equivalents
Net increase (decrease) for the year	(36,820)	99,549	(57,195)
Cash related to assets held for sale	(3,734)	(24,538)	—
Balance, beginning of year	452,944	377,933	435,128

Balance, end of year	$412,390	$452,944	$377,933

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$731,618	$778,590	$588,587
State, federal and foreign income taxes paid, net of refunds	391,042	369,450	75,776

Non-cash investing and financing activities
Carrying value of net assets contributed to joint venture	$2,773,612	$—	$—
Increase in construction payable	127,993	125,258	40,803
The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
For the Years Ended December 31, 2007, 2006 and 2005

							Accumulated Other
	Common Stock		Capital in				Comprehensive	Total
	Shares	Par	Excess of	Deferred	Treasury	Retained	Income	Stockholders’
	Outstanding	Value	Par Value	Compensation	Stock	Earnings	(Loss)	Equity
Balances, January 1, 2005	280,740	$3,472	$2,346,329	$(10,878)	$(1,110,551)	$1,544,499	$(1,167)	$2,771,704

Net income	—	—	—	—	—	443,256	—	443,256
Currency translation adjustment	—	—	—	—	—	—	(1,631)	(1,631)
Other comprehensive income from unconsolidated affiliate, net	—	—	—	—	—	—	1,997	1,997

Total comprehensive income								443,622

Stock-based compensation	—	—	—	7,323	—	—	—	7,323
Tax benefit from stock-based compensation	—	—	92,690	—	—	—	—	92,690
Cancellation of restricted stock	(24)	—	—	422	(422)	—	—	—
Issuance of common stock upon exercise of stock options	10,115	101	145,690	—	—	(30)	—	145,761
Purchases of treasury stock	(5,500)	—	—	—	(217,316)	—	—	(217,316)
Restricted shares turned in for tax withholding	(261)	—	—	—	(10,105)	—	—	(10,105)
Other	—	—	1,878	(485)	—	—	—	1,393

Balances, December 31, 2005	285,070	3,573	2,586,587	(3,618)	(1,338,394)	1,987,725	(801)	3,235,072

Net income	—	—	—	—	—	648,264	—	648,264
Currency translation adjustment	—	—	—	—	—	—	1,213	1,213
Other comprehensive income from unconsolidated affiliate, net	—	—	—	—	—	—	3	3

Total comprehensive income								649,480

Stock-based compensation	—	—	71,186	3,238	—	—	—	74,424
Tax benefit from stock-based compensation	—	—	60,033	—	—	—	—	60,033
Cancellation of restricted stock	(4)	—	—	70	(70)	—	—	—
Issuance of common stock upon exercise of stock options	5,623	56	89,057	—	—	—	—	89,113
Purchases of treasury stock	(6,500)	—	—	—	(246,892)	—	—	(246,892)
Restricted shares turned in for tax withholding	(280)	—	—	—	(11,764)	—	—	(11,764)
Other	—	—	(227)	310	—	—	—	83

Balances, December 31, 2006	283,909	3,629	2,806,636	—	(1,597,120)	2,635,989	415	3,849,549

Net income	—	—	—	—	—	1,584,419	—	1,584,419
Currency translation adjustment	—	—	—	—	—	—	583	583
Other comprehensive loss from unconsolidated affiliate, net	—	—	—	—	—	—	(442)	(442)

Total comprehensive income								1,584,560

Stock-based compensation	—	—	47,267	—	—	—	—	47,267
Tax benefit from stock-based compensation	—	—	115,439	—	—	—	—	115,439
Issuance of common stock	14,200	—	883,980	—	308,778	—	—	1,192,758
Issuance of common stock upon exercise of stock options and stock appreciation rights	5,510	55	96,691	—	—	—	—	96,746
Purchases of treasury stock	(9,850)	—	—	—	(826,765)	—	—	(826,765)
Other	—	—	1,149	—	—	—	—	1,149

Balances, December 31, 2007	293,769	$3,684	$3,951,162	$—	$(2,115,107)	$4,220,408	$556	$6,060,703

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION
     MGM MIRAGE (the “Company”) is a Delaware corporation, incorporated on January 29, 1986. As of December 31, 2007, approximately 52% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, owns and/or operates casino resorts. On April 25, 2005, the Company completed its merger with Mandalay Resort Group (“Mandalay”) – see Note 3.
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
     In April 2007, the Company completed the sale of Buffalo Bill’s, Primm Valley, and Whiskey Pete’s casino resorts (the “Primm Valley Resorts”), not including the Primm Valley Golf Club, with net proceeds to the Company of approximately $398 million. In June 2007, the Company completed the sale of the Colorado Belle and Edgewater in Laughlin (the “Laughlin Properties”), with net proceeds to the Company of approximately $199 million. In February 2007, the Company entered into an agreement to contribute Gold Strike, Nevada Landing and surrounding land (the “Jean Properties”) to a joint venture. The joint venture’s purpose is to develop a mixed-use community on the site. See Note 4 for further discussion of these transactions.
     The Company is a 50% owner of CityCenter, a mixed-use development on the Las Vegas Strip, between Bellagio and Monte Carlo. CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room non-gaming boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 425,000 square feet of retail shops, dining and entertainment venues; and approximately 2.3 million square feet of residential space in approximately 2,700 luxury condominium and condominium-hotel units in multiple towers. The estimated net project budget for CityCenter is $8.0 billion, after net residential proceeds of $2.7 billion. The gross project budget consists of $8.7 billion of construction costs, including capitalized interest, $1.7 billion of land, $0.2 billion of preopening expenses, and $0.1 billion of intangible assets. The construction costs, land and intangible assets reflect the impact of $1.3 billion of positive valuation adjustments upon the contribution of the CityCenter assets to the joint venture. The Company owned 100% of CityCenter until November 15, 2007; see Note 5 for discussion of the CityCenter joint venture transaction.
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
     The Company has 50% interests in three resorts outside of Nevada – Grand Victoria, Borgata and MGM Grand Macau (through its 50% ownership of MGM Grand Paradise Limited). Grand Victoria is a riverboat in Elgin, Illinois – an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Borgata is a casino resort located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort.
     The Company owns additional land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, a portion of which is being utilized for an expansion of Borgata, and a portion of which is planned for a wholly-owned development, MGM Grand Atlantic City, preliminarily estimated to cost approximately $4.5 – $5.0 billion excluding land and associated costs. The proposed resort would include three towers with more than 3,000 rooms and suites, approximately 5,000 slot machines, 200 table games, 500,000 square-feet of retail, an extensive convention center, and other typical resort amenities.
     MGM Grand Macau is a casino resort that opened on December 18, 2007. Pansy Ho Chiu-King owns the other 50% of MGM Grand Paradise Limited. Construction of MGM Grand Macau is expected to cost approximately $880 million, excluding preopening, land rights and license costs. Preopening and start-up expenses were approximately $110 million. The land rights cost approximately $60 million. The subconcession agreement, which allows MGM Grand Paradise Limited to operate casinos in Macau, cost $200 million.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
     Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in unconsolidated affiliates which are 50% or less owned and do not meet the consolidation criteria of Financial Accounting Standards Board Interpretation No. 46(R) (as amended), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (“FIN 46(R)”), are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s operations are primarily in one segment – operation of casino resorts. Other operations, and foreign operations, are not material.
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
     Financial statement impact of Hurricane Katrina. The Company maintained insurance for both property damage and business interruption covering wind and flood damage sustained at Beau Rivage. Business interruption coverage covered lost profits and other costs incurred during the construction period and up to six months following the re-opening of the facility. Non-refundable insurance recoveries received in excess of the net book value of damaged assets, clean-up and demolition costs, and post-storm costs have been recognized as income in the period received or committed based on the Company’s estimate of the total claim for property damage and business interruption compared to the recoveries received at that time.
     As of December 31, 2007, the Company had reached final settlement agreements with its insurance carriers and received insurance recoveries of $635 million, which exceeded the $265 million net book value of damaged assets and post-storm costs incurred. All post-storm costs and expected recoveries have been recorded net within “General and administrative” expenses in the accompanying consolidated statements of income, except for depreciation of non-damaged assets, which is classified as “Depreciation and amortization.” During the year ended December 31, 2007, the Company recognized $284 million of insurance recoveries in income, of which $217 million was recorded within “Property transactions, net” and $67 million related to the business interruption portion of the Company’s claim was recorded within “General and administrative expenses.” The remaining $86 million previously recognized in income was recorded within “Property transactions, net” in 2006.
     Insurance recoveries are classified in the statement of cash flows based on the coverage to which they relate. Recoveries related to business interruption are classified as operating cash flows and recoveries related to property damage are classified as investing cash flows. However, the Company’s insurance policy includes undifferentiated coverage for both property damage and business interruption. Therefore, the Company classified insurance recoveries as being related to property damage until the full $160 million of damaged assets and demolition costs were recovered and classified additional recoveries up to the amount of the post-storm costs incurred as being related to business interruption. Insurance recoveries beyond that amount have been classified as operating or investing cash flows based on the Company’s estimated allocation of the total claim. During the years ended December 31, 2007, 2006 and 2005, insurance recoveries of $73 million, $99 million and $0, respectively, have been classified as operating cash flows and recoveries of $207 million, $210 million and $46 million, respectively, have been classified as investing cash flows.
     Cash and cash equivalents. Cash and cash equivalents include investments and interest bearing instruments with maturities of three months or less at the date of acquisition. Such investments are carried at cost which approximates market value. Book overdraft balances resulting from the Company’s cash management program are recorded as accounts payable or construction payable, as applicable.
     Accounts receivable and credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues markers to approved casino customers following background checks and investigations of creditworthiness. At December 31, 2007, a substantial portion of the Company’s receivables were due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.
     Trade receivables, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2007, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

     Inventories. Inventories consist of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market. Cost is determined primarily by the average cost method for food and beverage and supplies and the retail inventory or specific identification methods for retail merchandise.
     Real estate under development. Real estate under development at December 31, 2006 represented capitalized costs of wholly-owned real estate projects to be sold, which consisted entirely of condominium and condominium-hotel developments at CityCenter. Subsequent to the contribution of CityCenter to a joint venture – See Note 5 – the Company no longer has real estate under development.
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
     Goodwill and other intangible assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for goodwill and indefinite-lived intangible assets in 2007, 2006 or 2005.
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

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Rooms	$96,183	$91,799	$74,022
Food and beverage	303,900	296,866	229,892
Other	33,457	34,439	31,733

	$433,540	$423,104	$335,647

     Reimbursed expenses. The Company recognizes costs reimbursed pursuant to management services as revenue in the period it incurs the costs. Reimbursed costs in 2007 related solely to the Company’s management of CityCenter and totaled $5 million, classified as other revenue and other operating expenses in the accompanying consolidated statements of income.
     Point-loyalty programs. The Company’s primary point-loyalty program, in operation at its major resorts, is Players Club. In Players Club, customers earn points based on their slots play, which can be redeemed for cash or free play at any of the Company’s participating resorts. The Company records a liability based on the points earned times the redemption value and records a corresponding reduction in casino revenue. The expiration of unused points results in a reduction of the liability. Customers’ overall level of table games and slots play is also tracked and used by management in awarding discretionary complimentaries – free rooms, food and beverage and other services – for which no accrual is recorded. Other loyalty programs at the Company’s resorts generally operate in a similar manner, though they generally are available only to customers at the individual resorts. At December 31, 2007 and 2006, the total company-wide liability for point-loyalty programs was $56 million and $47 million, respectively, including amounts classified as liabilities related to assets held for sale.
     Advertising. The Company expenses advertising costs the first time the advertising takes place. Advertising expense of continuing operations, which is generally included in general and administrative expenses, was $141 million, $119 million and $98 million for 2007, 2006 and 2005, respectively.
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
     Preopening and start-up expenses. The Company accounts for costs incurred during the preopening and start-up phases of operations in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 98-5, “Reporting on the Costs of Start-up Activities.” Preopening and start-up costs, including organizational costs, are expensed as incurred. Costs classified as preopening and start-up expenses include payroll, outside services, advertising, and other expenses related to new or start-up operations and new customer initiatives.
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
     Income per share of common stock. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,
	2007	2006	2005
		(In thousands)
Weighted-average common shares outstanding used in the calculation of basic earnings per share	286,809	283,140	284,943
Potential dilution from stock options, stock appreciation rights and restricted stock	11,475	8,607	11,391

Weighted-average common and common equivalent shares used in the calculation of diluted earnings per share	298,284	291,747	296,334

     Currency translation. The Company accounts for currency translation in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income.

     Comprehensive income. Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. Elements of the Company’s other comprehensive income are reported in the accompanying consolidated statements of stockholders’ equity, and the cumulative balance of these elements consisted of the following:

	At December 31,
	2007	2006
	(In thousands)
Other comprehensive income (loss) from unconsolidated affiliates	$(305)	$137
Foreign currency translation adjustments	861	278

	$556	$415

     Reclassifications. The consolidated financial statements for prior years reflect certain reclassifications, which have no effect on previously reported net income, to conform to the current year presentation.
     Recently Issued Accounting Standards. The following accounting standards were issued in 2007 but will impact the Company in future periods.
     Accounting for Business Combinations and Non-Controlling Interests. In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (R), “Business Combinations,” (“SFAS 141R”) and SFAS No. 160 “Non-controlling interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”). These standards amend the requirements for accounting for business combinations, including the recognition and measurement of additional assets and liabilities at their fair value, expensing of acquisition-related costs which are currently capitalizable under existing rules, treatment of adjustments to deferred taxes and liabilities subsequent to the measure period, and the measurement of non-controlling interest, previously commonly referred to as minority interests, at fair value. SFAS 141R also includes additional disclosure requirements with respect to the methodologies and techniques used to determine the fair value of assets and liabilities recognized in a business combination. SFAS 141R and SFAS 160 apply prospectively to fiscal years beginning on or after December 15, 2008, except for the treatment of deferred tax adjustments which apply to deferred taxes recognized in previous business combinations. These standards will become effective for the Company on January 1, 2009. The Company is currently evaluating the effect, if any, the adoption of SFAS 141R and SFAS 160 will have on its consolidated financial statements.
     Impact of Buy-Sell Clauses on Sales of Real Estate. In December 2007, the Emerging Issues Task Force (“EITF”) of the FASB ratified its consensus on EITF No. 07-6 “Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66, Accounting for Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause.” The EITF reached consensus that a buy-sell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sale-recognition under Statement 66. This EITF is effective for fiscal years beginning after December 15, 2007, or for the Company on January 1, 2008. The adoption of EITF No. 07-6 did not have a material impact on the Company’s consolidated financial statements.
     Fair Value and Fair Value Option. In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits the measure of certain financial instruments and certain other items at fair value and establishes presentation and disclosure requirements to help financial statement users to understand these measurements and their impact on earnings. This statement is effective for the Company beginning in January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands fair value disclosures. This statement will be effective for the Company beginning January 1, 2008 for financial assets and liabilities and beginning January 1, 2009 for certain non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.
NOTE 3 — ACQUISITION
     On April 25, 2005, the Company closed its merger with Mandalay under which the Company acquired 100% of the outstanding common stock of Mandalay for $71 in cash for each share of Mandalay’s common stock. The total acquisition cost was $7.3 billion, including the fair value of debt assumed, transaction costs, and the net proceeds from disposal of Mandalay assets.

     The operating results for Mandalay are included in the accompanying consolidated statements of income from the date of the acquisition. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Mandalay acquisition had occurred on January 1, 2005.

Year Ended December 31,	2005
(In thousands, except
per share amounts)
Net revenues	$6,977,609
Operating income	1,488,013
Income from continuing operations	454,365
Net income	465,539
Basic earnings per share:
Income from continuing operations	$1.59
Net income	1.63
Diluted earnings per share:
Income from continuing operations	$1.53
Net income	1.57
NOTE 4 — DISCONTINUED OPERATIONS
     The sale of the Primm Valley Resorts in April 2007 resulted in a pre-tax gain of $202 million and the sale of the Laughlin Properties in June 2007 resulted in a pre-tax gain of $64 million.
     The assets and liabilities of the Jean Properties have not been contributed to the planned joint venture and therefore are classified as held for sale at December 31, 2007. The assets and liabilities of Primm Valley Resorts and the Laughlin Properties were classified as held for sale at December 31, 2006 in the accompanying consolidated balance sheets. Nevada Landing closed in March 2007 and the carrying value of its building assets were written-off. These amounts are included in “Property transactions, net” in the accompanying consolidated statements of income for the twelve month period ended December 31, 2007.
     The following table summarizes the assets held for sale and liabilities related to assets held for sale in the accompanying consolidated balance sheets:

	At December 31,
	2007	2006
	(In thousands)
Cash	$3,734	$24,538
Accounts receivable, net	587	3,203
Inventories	825	3,196
Prepaid expenses and other	952	8,141

Total current assets	6,098	39,078
Property and equipment, net	47,194	316,332
Goodwill	—	5,000
Other assets, net	2,378	8,938

Total assets	55,670	369,348

Accounts payable	938	6,622
Other current liabilities	2,942	29,142

Total current liabilities	3,880	35,764
Other long-term obligations	—	4,495

Total liabilities	3,880	40,259

Net assets	$51,790	$329,089

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
     Other information related to discontinued operations is as follows:

For the periods ended December 31,	2007	2006	2005
		(In thousands)
Net revenues of discontinued operations	$128,619	$412,032	$353,125
Interest allocated to discontinued operations (based on the ratio of net assets of discontinued operations to total consolidated net assets and debt)	5,844	18,160	15,267

NOTE 5 — CITYCENTER TRANSACTION
     In August 2007, the Company and Dubai World, a Dubai, United Arab Emirates government decree entity, agreed to form a 50/50 joint venture for the CityCenter development. The joint venture, CityCenter Holdings, LLC, is owned equally by the Company and Infinity World Development Corp., a wholly-owned subsidiary of Dubai World. On November 15, 2007 the Company contributed the CityCenter assets which the parties valued at $5.4 billion, subject to certain adjustments. Dubai World contributed $2.96 billion in cash. At the close of the transaction, the Company received a cash distribution of $2.47 billion, of which $22 million will be repaid to CityCenter as a result of a post-closing adjustment. The joint venture retained approximately $492 million to fund near-term construction costs. The Company will continue to serve as developer of CityCenter and will receive additional consideration of up to $100 million if the project is completed on time and actual development costs, net of residential proceeds, are within specified parameters. Upon completion of construction, the Company will manage CityCenter for a fee.
     The initial contribution of the CityCenter assets has been accounted for as a partial sale of real estate. As a partial sale, profit can be recognized when a seller retains an equity interest in the assets, but only to the extent of the outside equity interests, and only if the following criteria are met: 1) the buyer is independent of the seller; 2) collection of the sales price is reasonably assured; and 3) the seller will not be required to support the operations of the property to an extent greater than its proportionate retained interest.
     The transaction meets criteria 1 and 3, despite the Company’s equity interest and ongoing management of the project, because the Company does not control the venture and the management and other agreements between the Company and CityCenter have been assessed as being fair market value contracts. In addition, the Company assessed whether it had a prohibited form of continuing involvement based on the presence of certain contingent repurchase options, including an option to purchase Dubai World’s interest if Dubai World is denied required gaming approvals. The Company assessed the probability of such contingency as remote and, therefore, determined that a prohibited form of continuing involvement does not exist.
     As described above, the Company did not receive the entire amount of the sales price, as a portion remained in the venture to fund near-term construction costs. The Company expects that the permanent financing for CityCenter will require such funds to remain in the venture and not be distributed; therefore, the Company believes that portion of the gain does not meet criteria 2 above and has been deferred. The Company recorded a gain of $1.03 billion based on the following (in millions):

Cash received:
Initial distribution	$2,468
Post-closing adjustment	(22)

Net cash received	2,446
Less: 50% of carrying value of assets contributed	(1,387)
Less: Liabilities resulting from the transaction	(29)

$1,030

     The Company is accounting for its ongoing investment in CityCenter using the equity method, consistent with its other investments in unconsolidated affiliates. The Company assessed whether CityCenter should be consolidated under the provisions of FIN 46(R) and determined that CityCenter is not a variable interest entity, based on the following: 1) CityCenter does not meet the scope exceptions in FIN 46(R); 2) the equity at risk in CityCenter is sufficient, based on qualitative assessments; 3) the equity holders of CityCenter (the Company and Dubai World) have the ability to control CityCenter and the right/obligation to receive/absorb expected returns/losses of CityCenter; and 4) while the Company’s 50% voting rights in CityCenter may not be proportionate to its rights/obligations to receive/absorb expected returns/losses given the fact that the Company manages CityCenter, substantially all of the activities of CityCenter do not involve and are not conducted on behalf of the Company.
NOTE 6 — ACCOUNTS RECEIVABLE, NET
     Accounts receivable consisted of the following:

	At December 31,
	2007	2006
	(In thousands)
Casino	$266,059	$248,044
Hotel	181,545	175,770
Other	50,579	29,131

	498,183	452,945
Less: Allowance for doubtful accounts	(85,838)	(90,024)

	$412,345	$362,921

NOTE 7 — PROPERTY AND EQUIPMENT, NET
     Property and equipment consisted of the following:

	At December 31,
	2007	2006
	(In thousands)
Land	$7,692,737	$7,905,430
Buildings, building improvements and land improvements	8,713,703	7,869,972
Furniture, fixtures and equipment	3,229,416	2,954,921
Construction in progress	552,667	1,306,770

	20,188,523	20,037,093
Less: Accumulated depreciation and amortization	(3,364,819)	(2,795,233)

	$16,823,704	$17,241,860

NOTE 8 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
     The Company has investments in unconsolidated affiliates accounted for under the equity method. Under the equity method, carrying value is adjusted for the Company’s share of the investees’ earnings and losses, as well as capital contributions to and distributions from these companies. Investments in unconsolidated affiliates consisted of the following:

	At December 31,
	2007	2006
	(In thousands)
CityCenter Holdings, LLC — CityCenter (50%)	$1,421,480	$—
Marina District Development Company — Borgata (50%)	453,277	454,354
Elgin Riverboat Resort-Riverboat Casino — Grand Victoria (50%)	297,328	300,151
MGM Grand Paradise Limited — Macau (50%)	258,298	285,038
Circus and Eldorado Joint Venture — Silver Legacy (50%)	35,152	31,258
Turnberry/MGM Grand Towers — The Signature at MGM Grand (50%)	5,651	11,661
Other	11,541	9,795

	$2,482,727	$1,092,257

     As of December 31, 2007, The Signature at MGM Grand had completed the sales of all units and had essentially ceased operations. During the fourth quarter of 2007, the Company purchased the remaining 88 units in Towers B and C from the joint venture for $39 million. These units have been recorded as property, plant and equipment in the accompaying consolidated balance sheets.
     The Company recognized the following related to its share of profit from condominium sales, based on when sales were closed.

For the periods ended December 31,	2007	2006	2005
	(In thousands)
Income from joint venture	$83,728	$102,785	$—
Gain on land previously deferred	8,003	14,524	—
Other income (loss)	776	(108)	(2,777)

	$92,507	$117,201	$(2,777)

     Differences between the Company’s venture-level equity and investment balances are as follows:

	At December 31,
	2007	2006
	(In thousands)
Venture-level equity	$2,976,271	$698,587
Fair value adjustments to investments acquired in business combinations	321,814	321,814
Adjustment to CityCenter equity upon contribution of net assets by MGM MIRAGE	(662,492)	—
Capitalized interest	99,055	68,806
Other adjustments	(251,921)	3,050

	$2,482,727	$1,092,257

     The fair value adjustments related to business combinations include a $90 million increase for Borgata, related to land; a $267 million increase for Grand Victoria, related to indefinite-lived gaming license rights; and a $35 million reduction for Silver Legacy, related to long-term assets and long-term debt. The adjustments for Borgata and Grand Victoria are not being amortized; the adjustments for Silver Legacy are being amortized based on the useful lives of the related assets and liabilities.
     The adjustment to CityCenter equity reflects the fact that the net assets (and corresponding equity) contributed by MGM MIRAGE were recorded at a partial step-up in value, while the investment is on a historical cost basis. Other adjustments includes the deferred gain on the CityCenter transaction. A portion of the CityCenter-related amounts will be amortized, based on amounts assigned to depreciable assets, or recorded upon the sales of condominium units. The remainder will not be amortized, based on amounts assigned to land and indefinite-lived intangible assets.

     The Company recorded its share of the results of operations of the unconsolidated affiliates as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Income from unconsolidated affiliates	$222,162	$254,171	$151,871
Preopening and start-up expenses	(41,140)	(8,813)	(1,914)
Non-operating items from unconsolidated affiliates	(18,805)	(16,063)	(15,825)

	$162,217	$229,295	$134,132

     Summarized balance sheet information of the unconsolidated affiliates is as follows:

	At December 31,
	2007	2006
	(In thousands)
Current assets	$678,217	$281,766
Property and other assets, net	7,803,128	2,227,570
Current liabilities	839,667	248,931
Long-term debt and other liabilities	1,896,670	1,009,565
Equity	5,745,008	1,250,840
     Summarized results of operations of the unconsolidated affiliates are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net revenues	$1,885,595	$2,020,523	$1,243,465
Operating expenses, except preopening expenses	(1,450,854)	(1,536,253)	(938,972)
Preopening and start-up expenses	(79,596)	(12,285)	(1,352)

Operating income	355,145	471,985	303,141
Interest expense	(48,500)	(37,898)	(35,034)
Other non-operating income	6,082	2,462	1,435

Net income	$312,727	$436,549	$269,542

     Summarized balance sheet information of the CityCenter joint venture is as follows:

December 31,
2007
Current assets	$217,415
Property and other assets, net	4,973,887
Current liabilities	337,598
Other liabilities	286,952
Equity	4,566,752
     Summarized income statement information of the CityCenter joint venture is as follows:

December 31,
2007
Net revenues	$—
Operating expenses, except preopening expenses	(3,842)
Preopening and start-up expenses	(5,258)

Operating loss	(9,100)
Interest income	1,913

Net loss	$(7,187)

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and other intangible assets consisted of the following:

	At December 31,
	2007	2006
	(In thousands)
Goodwill:
Mandalay acquisition (2005)	$1,214,297	$1,216,990
Mirage Resorts acquisition (2000)	47,186	76,342
Other	1,439	7,415

	$1,262,922	$1,300,747

Indefinite-lived intangible assets:
Detroit development rights	$98,098	$100,056
Trademarks, license rights and other	245,146	247,346

	343,244	347,402
Other intangible assets, net	16,526	19,798

	$359,770	$367,200

     Goodwill related to the Mandalay acquisition was primarily assigned to Mandalay Bay, Luxor, Excalibur and Gold Strike Tunica. Goodwill related to the Mirage Resorts acquisition was assigned to Bellagio, The Mirage and TI. Changes in the recorded balances of goodwill are as follows:

	Year Ended December 31,
	2007	2006
	(In thousands)
Balance, beginning of period	$1,300,747	$1,314,561
Resolution of Mirage Resorts acquisition tax reserves	(29,156)	—
Finalization of the Mandalay purchase price allocation	(2,693)	(8,814)
Other	(5,976)	(5,000)

Balance, end of the period	$1,262,922	$1,300,747

     The Company’s indefinite-lived intangible assets consist primarily of development rights in Detroit and trademarks. The Company’s finite–lived intangible assets consist primarily of customer lists amortized over five years, lease acquisition costs amortized over the life of the related leases, and certain license rights amortized over their contractual life.
NOTE 10 — OTHER ACCRUED LIABILITIES
     Other accrued liabilities consisted of the following:

	At December 31,
	2007	2006
	(In thousands)
Payroll and related	$302,707	$304,924
Advance deposits and ticket sales	137,771	163,121
Casino outstanding chip liability	105,126	89,574
Casino front money deposits	71,069	71,918
Other gaming related accruals	89,131	76,739
Taxes, other than income taxes	72,528	66,827
Other	151,092	185,141

	$929,424	$958,244

NOTE 11 — LONG-TERM DEBT
     Long-term debt consisted of the following:

	At December 31,
	2007	2006
	(In thousands)
Senior credit facility	$3,229,550	$4,381,850
$710 million 9.75% senior subordinated notes, due 2007, net	—	709,477
$200 million 6.75% senior notes, due 2007, net	—	197,279
$492.2 million 10.25% senior subordinated notes, due 2007, net	—	505,704
$180.4 million 6.75% senior notes, due 2008, net	180,085	175,951
$196.2 million 9.5% senior notes, due 2008, net	200,203	206,733
$226.3 million 6.5% senior notes, due 2009, net	227,356	227,955
$1.05 billion 6% senior notes, due 2009, net	1,052,577	1,053,942
$297.6 million 9.375% senior subordinated notes, due 2010, net	312,807	319,277
$825 million 8.5% senior notes, due 2010, net	823,689	823,197
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$132.4 million 6.375% senior notes, due 2011, net	133,320	133,529
$550 million 6.75% senior notes, due 2012	550,000	550,000
$150 million 7.625% senior subordinated debentures, due 2013, net	154,679	155,351
$500 million 6.75% senior notes due 2013	500,000	500,000
$525 million 5.875% senior notes, due 2014, net	523,089	522,839
$875 million 6.625% senior notes, due 2015, net	879,173	879,592
$250 million 6.875% senior notes due 2016	250,000	250,000
$750 million 7.5% senior notes due 2016	750,000	—
$100 million 7.25% senior debentures, due 2017, net	84,499	83,556
$750 million 7.625% senior notes due 2017	750,000	750,000
Floating rate convertible senior debentures due 2033	8,472	8,472
$150 million 7% debentures due 2036, net	155,835	155,900
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	5,630	—

	11,175,229	12,994,869
Less: Current portion	—	—

	$11,175,229	$12,994,869

     Amounts due within one year of the balance sheet date are classified as long-term in the accompanying consolidated balance sheets because the Company has both the intent and ability to repay these amounts with available borrowings under the senior credit facility.

     Interest expense, net consisted of the following:

For the periods ended December 31,	2007	2006	2005
		(In thousands)
Total interest incurred	$930,138	$900,661	$685,552
Interest capitalized	(215,951)	(122,140)	(29,527)
Interest allocated to discontinued operations	(5,844)	(18,160)	(15,267)

	$708,343	$760,361	$640,758

     The senior credit facility has a total capacity of $7 billion and matures in 2011. The Company has the ability to solicit additional lender commitments to increase the capacity to $8 billion. The components of the senior credit facility include a term loan facility of $2.5 billion and a revolving credit facility of $4.5 billion. At December 31, 2007, the Company had approximately $3.7 billion of available borrowing capacity under the senior credit facility.
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
     In December 2004, the Company’s Board of Directors authorized the purchase of up to $100 million of the Company’s public debt securities. This authorization remains available as of December 31, 2007.
     The Company and each of its material subsidiaries, excluding MGM Grand Detroit, LLC and the Company’s foreign subsidiaries, are directly liable for or unconditionally guarantee the senior credit facility, senior notes, senior debentures, and senior subordinated notes. MGM Grand Detroit, LLC is a guarantor under the senior credit facility, but only to the extent that MGM Grand Detroit, LLC borrows under such facilities. At December 31, 2007, the outstanding amount of borrowings related to MGM Grand Detroit, LLC was $361 million. See Note 19 for consolidating condensed financial information of the subsidiary guarantors and non-guarantors. None of the Company’s assets serve as collateral for its senior credit facility, senior notes, or other long-term debt.
     The Company’s long-term debt obligations contain customary covenants requiring the Company to maintain certain financial ratios. At December 31, 2007, the Company was required to maintain a maximum leverage ratio (debt to EBITDA, as defined) of 6.5:1 and a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.0:1. As of December 31, 2007, the Company’s leverage and interest coverage ratios were 3.0:1 and 4.0:1, respectively.
     Maturities of the Company’s long-term debt as of December 31, 2007 are as follows:

Years ending December 31,	(In thousands)
2008	$377,998
2009	1,277,665
2010	1,123,891
2011	3,763,245
2012	551,335
Thereafter	4,060,169

11,154,303
Debt premiums and discounts, net	20,926

$11,175,229

     The estimated fair value of the Company’s long-term debt at December 31, 2007 was approximately $10.9 billion, versus its book value of $11.2 billion. At December 31, 2006, the estimated fair value of the Company’s long-term debt was approximately $13 billion, consistent with its book value. The estimated fair value of the Company’s debt securities was based on quoted market prices on or about December 31, 2007 and 2006.

NOTE 12 — INCOME TAXES
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
     The income tax provision attributable to continuing operations and discontinued operations is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Continuing operations	$757,883	$341,930	$231,719
Discontinued operations	92,400	6,205	3,925

	$850,283	$348,135	$235,644

     The income tax provision attributable to income from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2007	2006	2005
		(In thousands)
Current—federal	$729,249	$328,068	$218,901
Deferred—federal	16,921	8,152	4,164
Other noncurrent—federal	6,326	—	—

Provision for federal income taxes	752,496	336,220	223,065

Current—state	2,493	3,920	5,252
Deferred—state	728	1,432	6,811
Other noncurrent—state	2,166	—	—

Provision for state income taxes	5,387	5,352	12,063

Current—foreign	—	(72)	(2,979)
Deferred—foreign	—	430	(430)

Provision for foreign income taxes	—	358	(3,409)

	$757,883	$341,930	$231,719

     A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005
Federal income tax statutory rate	35.0%	35.0%	35.0%
State income tax (net of federal benefit)	0.1	0.4	1.2
Reversal of reserves for prior tax years	(0.2)	(0.8)	—
Losses of unconsolidated foreign affiliates	2.0	—	—
Domestic Production Activity deduction	(1.8)	—	—
Foreign earnings repatriation – benefit of American Job Creation Act of 2004	—	—	(1.5)
Tax credits	(0.3)	(0.6)	(1.3)
Permanent and other items	0.3	1.0	1.3

	35.1%	35.0%	34.7%

     The major tax-effected components of the Company’s net deferred tax liability are as follows:

	At December 31,
	2007	2006
	(In thousands)
Deferred tax assets—federal and state
Bad debt reserve	$39,880	$35,454
Deferred compensation	48,439	39,039
Net operating loss carryforward	1,054	5,705
Preopening and start-up costs	4,278	5,006
Accruals, reserves and other	68,614	34,316
Long-term debt	—	6,338
Stock-based compensation	45,442	23,662
Tax credits	2,491	2,491

	210,198	152,011
Less: Valuation allowance	(4,047)	(8,308)

	$206,151	$143,703

	At December 31,
	2007	2006
	(In thousands)
Deferred tax liabilities—federal and state
Property and equipment	$(3,444,406)	$(3,385,984)
Long-term debt	(1,479)	—
Investments in unconsolidated affiliates	(10,735)	(31,839)
Intangibles	(102,738)	(98,991)

	(3,559,358)	(3,516,814)

Deferred taxes—foreign	2,214	2,144
Less: Valuation allowance	(2,214)	(2,144)

	—	—

Net deferred tax liability	$(3,353,207)	$(3,373,111)

     For federal income tax purposes, the Company has a foreign tax credit carryforward of $2 million that will expire in 2015 if not utilized.
     For state income tax purposes, the Company has a New Jersey net operating loss carryforward of $18 million, which equates to a deferred tax asset of $1 million, after federal tax effect, and before valuation allowance. The New Jersey net operating loss carryforwards began to expire in 2005.
     At December 31, 2007, there is a $2 million valuation allowance provided on certain New Jersey state net operating loss carryforwards and other New Jersey state deferred tax assets, a valuation allowance of $2 million on the foreign tax credit, and a $2 million valuation allowance related to certain foreign deferred tax assets because management believes these assets do not meet the “more likely than not” criteria for recognition under SFAS 109. Management believes all other deferred tax assets are more likely than not to be realized because of the future reversal of existing taxable temporary differences and expected future taxable income. Accordingly, there are no other valuation allowances provided at December 31, 2007.
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that tax positions be assessed using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts, and at December 31, 2007, the Company has classified $3 million as current (“Other accrued liabilities”) and $84 million as long-term (“Other long-term liabilities”) in the accompanying consolidated balance sheets, based on the time until expected payment. A cumulative effect adjustment to retained earnings was not required as a result of the implementation of FIN 48.
     A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$105,139
Gross increases – Prior period tax positions	14,423
Gross decreases – Prior period tax positions	(47,690)
Gross increases – Current period tax positions	13,220
Settlements with taxing authorities	(7,162)
Lapse in statutes of limitations	(602)

Gross unrecognized tax benefits at December 31, 2007	$77,328

     The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate is $24 million.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. This policy did not change as a result of the adoption of FIN 48. The Company had $11 million and $5 million in interest related to unrecognized tax benefits accrued as of December 31, 2007 and December 31, 2006, respectively. No amounts were accrued for penalties as of either date. Income tax expense for the year ended December 31, 2007 includes interest related to unrecognized tax benefits of $7 million. For the years prior to adoption of FIN 48, income tax expense included amounts accrued for interest expense of $2 million and $1 million for the years ended December 31, 2006 and December 31, 2005, respectively.

     The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the taxes paid in foreign jurisdictions are not material. As of December 31, 2007, the Company was no longer subject to examination of its U.S. federal income tax returns filed for years ended prior to 2003. While the IRS examination of the 2001 and 2002 tax years closed during the first quarter of 2007, the statute of limitations for assessing tax for such years has been extended in order for the Company to complete the appeals process for issues that were not agreed upon at the closure of the examination. It is reasonably possible that this appeal may be settled in the next twelve months. The IRS is currently examining the Company’s federal income tax returns for the 2003 and 2004 tax years. Tax returns for subsequent years are also subject to examination.
     As of December 31, 2007, the Company was no longer subject to examination of its various state and local tax returns filed for years ended prior to 2003. During 2007, the City of Detroit initiated an examination of a Mandalay Resort Group subsidiary return for the pre-acquisition year ended April 25, 2005. Also during 2007, the state of Mississippi initiated an examination of returns filed by subsidiaries of MGM MIRAGE and Mandalay Resort Group for the 2004 through 2006 tax years. This audit was settled during the first quarter of 2008. No other state or local income tax returns are under examination.
     Due to the potential resolution of the appeals process for the IRS examination of the 2001 and 2002 tax years, the expiration of various statutes of limitation, and the settlement of the Mississippi state income tax examination in the first quarter of 2008, it is reasonably possible that the Company’s amount of unrecognized tax benefits may decrease within the next twelve months by a range of $0 to $8 million.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
     Leases. The Company leases real estate and various equipment under operating and, to a lesser extent, capital lease arrangements. Certain real estate leases provide for escalation of rent based upon a specified price index and/or based upon periodic appraisals.
     At December 31, 2007, the Company was obligated under non-cancelable operating leases and capital leases to make future minimum lease payments as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)
Years ending December 31,
2008	14,190	1,814
2009	9,498	1,637
2010	7,843	1,607
2011	7,021	1,401
2012	5,983	981
Thereafter	40,756	—

Total minimum lease payments	$85,291	7,440

Less: Amounts representing interest		(666)

Total obligations under capital leases		6,774
Less: Amounts due within one year		(1,492)

Amounts due after one year		$5,282

     The current and long-term obligations under capital leases are included in “Other accrued liabilities” and “Other long-term obligations,” respectively, in the accompanying consolidated balance sheets. Rental expense for operating leases, including rental expense of discontinued operations, was $36 million for each of the years ended December 31, 2007 and 2006, and $33 million for the year ended December 31, 2005.
     CityCenter. As described in Note 1, the net project budget for CityCenter is $8.0 billion. The joint venture expects to spend approximately $2.5 billion in construction costs in 2008. As of December 31, 2007, the joint venture had $207 million of cash. In February 2008, MGM MIRAGE and Dubai World each loaned $100 million to the joint venture to fund near-term construction costs. The joint venture is currently negotiating with its lenders to obtain project financing to fund remaining construction spending. The joint venture anticipates that project financing will include requirements to utilize the project assets as security for the financing. The other potential source of project financing is additional contributions from MGM MIRAGE and Dubai World, which require approval of the joint venture’s Board of Directors.

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
     Kerzner/Istithmar Joint Venture. In September 2007, the Company entered into a definitive agreement with Kerzner International and Istithmar forming a joint venture to develop a multi-billion dollar integrated resort to be located on the southwest corner of Las Vegas Boulevard and Sahara Avenue. The Company will contribute 40 acres of land, which is being valued at $20 million per acre, for fifty percent of the equity in the joint venture. Kerzner International and Istithmar will contribute cash totaling $600 million, and each will obtain twenty-five percent of the equity in the joint venture.
     Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At December 31, 2007, the Company had provided $85 million of total letters of credit, including $50 million to support bonds issued by the Economic Development Corporation of the City of Detroit, which are recorded as a liability of the Company.
     Litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position or results of operations.
NOTE 14 — STOCKHOLDERS’ EQUITY
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
     Stock repurchases. Share repurchases are only conducted under repurchase programs approved by the Board of Directors and publicly announced. Share repurchase activity was as follows:

	Year Ended December 31,
	2007	2006	2005
		(In thousands)
July 2004 authorization (8 million, 6.5 million and 5.5 million shares purchased)	$659,592	$246,892	$217,316
December 2007 authorization (1.9 million shares purchased)	167,173	—	—

	$826,765	$246,892	$217,316

Average price of shares repurchased	$83.92	$37.98	$39.51
     At December 31, 2007, the Company had 18.2 million shares available for repurchase under the December 2007 authorization.
NOTE 15 — STOCK-BASED COMPENSATION
     Information about the Company’s share-based awards. The Company adopted an omnibus incentive plan in 2005 which allows for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, and other stock-based awards to eligible directors, officers and employees. The plans are administered by the Compensation and Stock Option Committee (the “Committee”) of the Board of Directors. Salaried officers, directors and other key employees of the Company and its subsidiaries are eligible to receive awards. The Committee has discretion under the omnibus plan regarding which type of awards to grant, the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:
•	The omnibus plan allowed for the issuance of up to 20 million shares or share-based awards;

•	For stock options and stock appreciation rights, the exercise price of the award must equal the fair market value of the stock on the date of grant and the maximum term of such an award is ten years.

     To date, the Committee has only awarded stock options and SARs under the omnibus plan. The Company’s practice has been to issue new shares upon the exercise of stock options. Under the Company’s previous plans, the Committee had issued stock options and restricted stock. Stock options and SARs granted under all plans generally have either 7-year or 10-year terms, and in most cases are exercisable in either four or five equal annual installments. Restrictions on restricted shares granted under a previous plan lapsed 50% on the third anniversary date after the grant and 50% on the fourth anniversary date after the grant.
     As of December 31, 2007, the aggregate number of share-based awards available for grant under the omnibus plan was 3.1 million. A summary of activity under the Company’s share-based payment plans for the year ended December 31, 2007 is presented below:
Stock options and stock appreciation rights

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Term	($000’s)
Outstanding at January 1, 2007	30,532	$25.37
Granted	2,640	79.12
Exercised	(5,565)	18.21
Forfeited or expired	(933)	34.11

Outstanding at December 31, 2007	26,674	31.90	4.8	$1,402,095

Vested and expected to vest at December 31, 2007	25,969	31.70	4.8	$1,370,195

Exercisable at December 31, 2007	11,357	21.83	4.4	$708,621

     As of December 31, 2007, there was a total of $103 million of unamortized compensation related to stock options and SARs, which cost is expected to be recognized over a weighted-average period of 2.3 years. The following table includes additional information related to stock options and SARs:

	Year Ended December 31,
	2007	2006	2005
		(In thousands)
Intrinsic value of stock options and SARs exercised	$339,154	$166,257	$255,663
Income tax benefit from stock options and SARs exercised	114,641	56,351	89,337
Proceeds from stock option exercises	97,792	89,113	145,761
     Recognition of compensation cost. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) on January 1, 2006 using the modified prospective method. The Company recognizes the fair value of awards granted under the Company’s omnibus plan in the income statement based on the fair value of these awards measured at the date of grant using the Black-Scholes model. For awards granted prior to adoption, the unamortized expense is being recognized on an accelerated basis, since this was the method used for disclosure purposes prior to the adoption of SFAS 123(R). For awards granted after adoption, such expense is being recognized on a straight-line basis over the vesting period of the awards. Forfeitures are estimated at the time of grant, with such estimate updated periodically and with actual forfeitures recognized currently to the extent they differ from the estimate. The following table shows information about compensation cost recognized:

	Year Ended December 31,
	2007	2006	2005
		(In thousands)
Compensation cost:
Stock options and stock appreciation rights	$47,267	$71,386	$139
Restricted stock	—	3,038	7,184

Total compensation cost	47,267	74,424	7,323
Less: Compensation cost capitalized	(1,589)	(798)	—

Compensation cost recognized as expense	45,678	73,626	7,323
Less: Related tax benefit	(15,734)	(24,901)	(1,204)

Compensation expense, net of tax benefit	$29,944	$48,725	$6,119

     Compensation cost for stock options and SARs was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions (assumptions in 2005 were used to compute the pro forma compensation for disclosure purposes only):

	Year Ended December 31,
	2007	2006	2005
Expected volatility	32%	33%	37%
Expected term	4.1years	4.1years	4.3years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.4%	4.9%	3.8%
Forfeiture rate	4.6%	4.6%	0%
Weighted-average fair value of options granted	$25.93	$14.50	$12.73

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
     Pro forma disclosures. Had the Company accounted for these plans during 2005 under the fair value method allowed by SFAS 123, the Company’s net income and earnings per share would have been reduced to recognize the fair value of employee stock options, as follows:

Year Ended December 31,	2005
(In thousands)
Net income
As reported	$443,256
Incremental stock-based compensation under SFAS 123, net of tax benefit	(47,934)

Pro forma	$395,322

Basic earnings per share
As reported	$1.56

Pro forma	$1.39

Diluted earnings per share
As reported	$1.50

Pro forma	$1.33

NOTE 16 — EMPLOYEE BENEFIT PLANS
     Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $194 million in 2007, $189 million in 2006 and $161 million in 2005 under such plans. The plans’ sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any.
     The Company is self-insured for most health care benefits for its non-union employees. The liability for claims filed and estimates of claims incurred but not reported — $25 million and $24 million at December 31, 2007 and 2006, respectively — is included in “Other accrued liabilities” in the accompanying consolidated balance sheets.
     The Company has retirement savings plans under Section 401(k) of the Internal Revenue Code for eligible employees. The plans allow employees to defer, within prescribed limits, up to 30% of their income on a pre-tax basis through contributions to the plans. The Company matches, within prescribed limits, a portion of eligible employees’ contributions. In the case of certain union employees, the Company contributions to the plan are based on hours worked. The Company recorded charges for 401(k) contributions of $27 million in 2007, $27 million in 2006 and $19 million in 2005.
     The Company maintains a nonqualified deferred retirement plan for certain key employees. The plan allows participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax deferred earnings, plus investment earnings on the deferred balances, as a retirement fund. Participants receive a Company match of up to 4% of salary, net of any Company match received under the Company’s 401(k) plan. All employee deferrals vest immediately. The Company matching contributions vest ratably over a three-year period. The Company recorded charges for matching contributions of $1 million in 2007, and $2 million in 2006 and 2005.
     The Company implemented a supplemental executive retirement plan (“SERP”) for certain key employees effective January 1, 2001. The SERP is a nonqualified plan under which the Company makes quarterly contributions which are intended to provide a retirement benefit that is a fixed percentage of a participant’s estimated final five-year average annual salary, up to a maximum of 65%. Company contributions and investment earnings on the contributions are tax-deferred and accumulate as a retirement fund. Employees do not make contributions under this plan. A portion of the Company contributions and investment earnings thereon vests after three years of SERP participation and the remaining portion vests after both five years of SERP participation and 10 years of continuous service. The Company recorded expense under this plan of $7 million in 2007, $7 million in 2006 and $6 million in 2005.

NOTE 17 — PROPERTY TRANSACTIONS, NET
     Property transactions, net consisted of the following:

	Year Ended December 31,
	2007	2006	2005
		(In thousands)
Write-downs and impairments	$33,624	$40,865	$28,622
Demolition costs	5,665	348	5,362
Insurance recoveries	(217,290)	(86,016)	—
Other net losses on asset sales or disposals	(8,312)	3,823	3,037

	$(186,313)	$(40,980)	$37,021

     Write-downs and impairments in 2007 included write-offs related to discontinued construction projects and a write-off of the carrying value of the building assets of Nevada Landing which closed in March 2007. The 2007 periods also include demolition costs related to ongoing projects at the Company’s resorts.
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
     Write-downs and impairments in 2005 related primarily to assets removed from service in connection with new capital projects at several resorts, including Bellagio, TI, The Mirage and Mandalay Bay. The amount of the impairments was based on the net book value of the disposed assets. Demolition costs related primarily to room remodel activity at MGM Grand Las Vegas and the new showroom at The Mirage.
     Insurance recoveries in 2007 and 2006 related to insurance recoveries received related to property damage from Hurricane Katrina in excess of the book value of the damaged assets and post-storm costs incurred.
NOTE 18 — RELATED PARTY TRANSACTIONS
     The Company and CityCenter have entered into agreements whereby the Company will be responsible for oversight and management of the design, planning, development and construction of CityCenter and will manage the operations of CityCenter once complete. The Company will be reimbursed for certain costs in performing the development services and will receive additional consideration of up to $100 million if the project is completed on time and actual development costs, net of residential proceeds, are within specified parameters. Upon completion of construction, the Company will manage CityCenter for a fee.
     During the period from inception of the joint venture to December 31, 2007, the Company incurred $5 million of costs reimbursable by the joint venture, primarily employee compensation and certain allocated costs. As of December 31, 2007, CityCenter owes the Company $9 million for unreimbursed development services costs, which includes liabilities assumed at the close of the transaction. Also as of December 31, 2007, the Company owes CityCenter $22 million related to a post-closing adjustment to the agreed-upon value of CityCenter.
     Borgata leases 10 acres from the Company on a long-term basis for use in its current operations and for its expansion, and nine acres from the Company on a short-term basis for surface parking. Total payments received from Borgata under these lease agreements were $6 million in each of the years ended December 31, 2007 and 2006, and $4 million in the year ended December 31, 2005.
     The Company pays legal fees to a firm affiliated with the Company’s general counsel. Payments to the firm totaled $11 million, $8 million, and $13 million for the years ended December 31, 2007, 2006, and 2005, respectively. At December 31, 2007, the Company owed the firm $3 million.
     The Company has occasionally chartered aircraft from its majority shareholder, Tracinda, and pays Tracinda at market rates. No payments were made to Tracinda in 2007. Payments to Tracinda for the use of its aircraft totaled $2 million for the year ended December 31, 2006. Amounts in 2005 were not material.
     Members of the Company’s Board of Directors, senior management, and Tracinda signed contracts in 2006 and 2007 for the purchase of condominium units at CityCenter, at prices consistent with prices charged to unrelated third parties, when CityCenter was a wholly-owned development. The Company collected $6 million of deposits related to such purchases in 2007; amounts collected in 2006 were not material.
     Prior to the Mandalay merger the Company made payments to Monte Carlo for lost business as a result of closing the tram between Bellagio and Monte Carlo in preparation for the Bellagio expansion. These payments totaled $1 million in 2005.

NOTE 19 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, and the senior and senior subordinated notes of the Company and its subsidiaries. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 is as follows:

	As of December 31, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Balance Sheet
Current assets	$81,379	$1,033,407	$60,600	$—	$1,175,386
Property and equipment, net	—	16,044,642	791,034	(11,972)	16,823,704
Investments in subsidiaries	19,169,892	484,047	—	(19,653,939)	—
Investments in unconsolidated affiliates	—	2,224,429	258,298	—	2,482,727
Other non-current assets	244,857	1,890,308	110,704	—	2,245,869

	$19,496,128	$21,676,833	$1,220,636	$(19,665,911)	$22,727,686

Current liabilities	$459,968	$1,217,506	$47,213	$—	$1,724,687
Intercompany accounts	125,094	(396,080)	270,986	—	—
Deferred income taxes	3,416,660	—	—	—	3,416,660
Long-term debt	9,347,527	1,467,152	360,550	—	11,175,229
Other long-term obligations	86,176	209,554	54,677	—	350,407
Stockholders’ equity	6,060,703	19,178,701	487,210	(19,665,911)	6,060,703

	$19,496,128	$21,676,833	$1,220,636	$(19,665,911)	$22,727,686

	For the Year Ended December 31, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Statement of Income
Net revenues	$—	$7,204,278	$487,359	$—	$7,691,637
Equity in subsidiaries earnings	2,982,008	34,814	—	(3,016,822)	—
Expenses:
Casino and hotel operations	14,514	3,850,182	274,451	—	4,139,147
General and administrative	11,455	1,055,644	73,264	—	1,140,363
Corporate expense	35,534	158,359	—	—	193,893
Preopening and start-up expenses	731	28,264	63,110	—	92,105
Property transactions, net	—	(186,313)	—	—	(186,313)
Gain on CityCenter transaction	—	(1,029,660)	—	—	(1,029,660)
Depreciation and amortization	1,497	667,015	31,822	—	700,334

	63,731	4,543,491	442,647	—	5,049,869

Income from unconsolidated affiliates	—	222,162	—	—	222,162

Operating income	2,918,277	2,917,763	44,712	(3,016,822)	2,863,930
Interest income (expense), net	(599,178)	(86,473)	(5,482)	—	(691,133)
Other, net	575	(14,890)	(54)	—	(14,369)

Income from continuing operations before income taxes	2,319,674	2,816,400	39,176	(3,016,822)	2,158,428
Provision for income taxes	(731,456)	(22,065)	(4,362)	—	(757,883)

Income from continuing operations	1,588,218	2,794,335	34,814	(3,016,822)	1,400,545
Discontinued operations	(3,799)	187,673	—	—	183,874

Net income	$1,584,419	$2,982,008	$34,814	$(3,016,822)	$1,584,419

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(1,098,889)	$2,008,888	$84,417	$—	$994,416
Net cash provided by (used in) investing activities	—	621,727	(407,745)	(4,681)	209,301
Net cash provided by (used in) financing activities	1,108,286	(2,675,119)	321,615	4,681	(1,240,537)

	As of December 31, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Balance Sheet
Current assets	$95,361	$1,369,711	$49,679	$—	$1,514,751
Real estate under development	—	188,433	—	—	188,433
Property and equipment, net	—	16,797,263	456,569	(11,972)	17,241,860
Investments in subsidiaries	16,563,917	300,560	—	(16,864,477)	—
Investments in unconsolidated affiliates	—	792,106	300,151	—	1,092,257
Other non-current assets	94,188	1,911,362	103,387	—	2,108,937

	$16,753,466	$21,359,435	$909,786	$(16,876,449)	$22,146,238

Current liabilities	$227,743	$1,364,472	$55,885	$—	$1,648,100
Intercompany accounts	(1,478,207)	1,339,654	138,553	—	—
Deferred income taxes	3,441,157	—	—	—	3,441,157
Long-term debt	10,712,047	2,173,972	108,850	—	12,994,869
Other long-term obligations	1,177	161,458	49,928	—	212,563
Stockholders’ equity	3,849,549	16,319,879	556,570	(16,876,449)	3,849,549

	$16,753,466	$21,359,435	$909,786	$(16,876,449)	$22,146,238

	For the Year Ended December 31, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Statement of Income
Net revenues	$—	$6,714,659	$461,297	$—	$7,175,956
Equity in subsidiaries earnings	1,777,144	167,262	—	(1,944,406)	—
Expenses:
Casino and hotel operations	19,251	3,543,026	251,109	—	3,813,386
General and administrative	20,713	993,732	56,497	—	1,070,942
Corporate expense	40,151	121,356	—	—	161,507
Preopening and start-up expenses	523	32,526	3,313	—	36,362
Restructuring costs	—	1,035	—	—	1,035
Property transactions, net	10,872	(51,853)	1	—	(40,980)
Depreciation and amortization	2,398	611,045	16,184	—	629,627

	93,908	5,250,867	327,104	—	5,671,879

Income from unconsolidated affiliates	—	218,063	36,108	—	254,171

Operating income	1,683,236	1,849,117	170,301	(1,944,406)	1,758,248
Interest income (expense), net	(708,902)	(40,407)	140	—	(749,169)
Other, net	(1,978)	(29,962)	787	—	(31,153)

Income from continuing operations before income taxes	972,356	1,778,748	171,228	(1,944,406)	977,926
Provision for income taxes	(312,288)	(25,676)	(3,966)	—	(341,930)

Income from continuing operations	660,068	1,753,072	167,262	(1,944,406)	635,996
Discontinued operations	(11,804)	24,072	—	—	12,268

Net income	$648,264	$1,777,144	$167,262	$(1,944,406)	$648,264

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(896,346)	$1,974,375	$153,923	$—	$1,231,952
Net cash provided by (used in) investing activities	5,300	(1,359,878)	(283,241)	(4,608)	(1,642,427)
Net cash provided by (used in) financing activities	874,485	(503,801)	134,732	4,608	510,024

	For the Year Ended December 31, 2005
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
		(In thousands)
Statement of Income
Net revenues	$—	$5,687,750	$441,093	$—	$6,128,843
Equity in subsidiaries earnings	1,228,651	152,107	—	(1,380,758)	—
Expenses:
Casino and hotel operations	—	3,082,987	233,883	—	3,316,870
General and administrative	—	834,166	55,640	—	889,806
Corporate expense	13,797	116,836	—	—	130,633
Preopening and start-up expenses	—	15,249	503	—	15,752
Restructuring costs (credit)	—	(59)	—	—	(59)
Property transactions, net	—	36,587	434	—	37,021
Depreciation and amortization	2,390	531,586	26,650	—	560,626

	16,187	4,617,352	317,110	—	4,950,649

Income from unconsolidated affiliates	—	120,330	31,541	—	151,871

Operating income	1,212,464	1,342,835	155,524	(1,380,758)	1,330,065
Interest income (expense), net	(517,617)	(112,506)	1,402	—	(628,721)
Other, net	(14,293)	(20,005)	39	—	(34,259)

Income before income taxes	680,554	1,210,324	156,965	(1,380,758)	667,085
Provision for income taxes	(227,374)	—	(4,345)	—	(231,719)

Income from continuing operations	453,180	1,210,324	152,620	(1,380,758)	435,366
Discontinued operations	(9,924)	17,814	—	—	7,890

Net income	$443,256	$1,228,138	$152,620	$(1,380,758)	$443,256

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(449,590)	$1,471,372	$161,014	$—	$1,182,796
Net cash provided by (used in) investing activities	(4,587,820)	(618,007)	(93,687)	(3,303)	(5,302,817)
Net cash provided by (used in) financing activities	5,043,152	(732,145)	(251,484)	3,303	4,062,826

NOTE 20 — SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
		(In thousands, except per share amounts)
2007
Net revenues	$1,929,435	$1,936,416	$1,897,070	$1,928,716	$7,691,637
Operating income	445,133	468,973	464,613	1,485,211	2,863,930
Income from continuing operations	163,010	182,898	183,863	870,774	1,400,545
Net income	168,173	360,172	183,863	872,211	1,584,419
Basic income per share:
Income from continuing operations	$0.57	$0.64	$0.65	$2.96	$4.88
Net income	0.59	1.27	0.65	2.96	5.52
Diluted income per share
Income from continuing operations	$0.55	$0.62	$0.62	$2.85	$4.70
Net income	0.57	1.22	0.62	2.85	5.31

2006
Net revenues	$1,774,368	$1,760,508	$1,795,042	$1,846,038	$7,175,956
Operating income	413,353	417,422	419,397	508,076	1,758,248
Income from continuing operations	139,762	143,341	153,765	199,128	635,996
Net income	144,037	146,394	156,262	201,571	648,264
Basic income per share:
Income from continuing operations	$0.49	$0.50	$0.55	$0.70	$2.25
Net income	0.51	0.51	0.55	0.71	2.29
Diluted income per share
Income from continuing operations	$0.48	$0.49	$0.53	$0.68	$2.18
Net income	0.49	0.50	0.54	0.69	2.22
     Because income per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.
     As discussed in Note 5, the Company recorded a $1.03 billion pre-tax gain on the contribution of the CityCenter assets to a joint venture. The gain was recorded in the fourth quarter of 2007, and resulted in a $2.23 impact on fourth quarter 2007 diluted earnings per share and a $2.28 impact on full year 2007 diluted earnings per share.
     As discussed in Note 1, Beau Rivage closed in August 2005 due to damage sustained from Hurricane Katrina and re-opened one year later. During 2007, we recorded pre-tax income from insurance recoveries of $284 million with an annual impact on diluted earnings per share of $0.62. We recorded $135 million in the third quarter of 2007 and $149 million in the fourth quarter of 2007, with corresponding impacts on diluted earnings per share of $0.30 and $0.32, respectively. In the fourth quarter of 2006, we recorded pre-tax income from insurance recoveries of $86 million, with an impact on diluted earnings per share of $0.19 for both the fourth quarter and full year of 2006.
NOTE 21 — SUBSEQUENT EVENTS
     Tender offer. In February 2008, the Company and a wholly-owned subsidiary of Dubai World completed a joint tender offer to purchase 15 million shares of Company common stock at a price of $80 per share. The Company purchased 8.5 million shares at a total purchase price of $680 million.
     Monte Carlo fire. On January 25, 2008, a roof-top fire broke out at the Monte Carlo causing the closing of the resort. The Monte Carlo reopened on February 15, 2008 with approximately 1,200 rooms and has opened, or will soon open, an additional 1,200 rooms. The remaining approximately 600 rooms in Monte Carlo’s normal 3,000 room inventory will remain out of service while undergoing more extensive redesign. The Company maintains property damage and business interruption insurance coverage, with a property damage deductible of $1 million and business interruption deductible equivalent to a 24-hour period of lost profit. The Company is currently evaluating the financial statement impact of the fire.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MGM MIRAGE

By:	/s/ J. Terrence Lanni

J. Terrence Lanni, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel J. D’Arrigo

Daniel J. D’Arrigo, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Robert C. Selwood

Robert C. Selwood, Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Dated: February 29, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Terrence Lanni	Chairman and Chief Executive Officer	February 29, 2008
J. Terrence Lanni	and Chairman of the Board
(Principal Executive Officer)

/s/ James J. Murren	President, Chief Operating Officer	February 29, 2008
James J. Murren	and Director

/s/ Robert H. Baldwin	Chief Construction and	February 29, 2008
Robert H. Baldwin	Design Officer and Director

/s/ Gary N. Jacobs	Executive Vice President, General	February 29, 2008
Gary N. Jacobs	Counsel, Secretary and Director

Signature	Title	Date

/s/ Willie D. Davis	Director	February 29, 2008
Willie D. Davis

/s/ Kenny G. Guinn	Director	February 29, 2008
Kenny G. Guinn

/s/ Alexander M. Haig, Jr.	Director	February 29, 2008
Alexander M. Haig, Jr.

/s/ Alexis M. Herman	Director	February 29, 2008
Alexis M. Herman

/s/ Roland Hernandez	Director	February 29, 2008
Roland Hernandez

/s/ Kirk Kerkorian	Director	February 29, 2008
Kirk Kerkorian

/s/ Anthony Mandekic	Director	February 29, 2008
Anthony Mandekic

/s/ Rose McKinney-James	Director	February 29, 2008
Rose McKinney-James

/s/ Ronald M. Popeil	Director	February 29, 2008
Ronald M. Popeil

/s/ Daniel J. Taylor	Director	February 29, 2008
Daniel J. Taylor

/s/ Melvin B. Wolzinger	Director	February 29, 2008
Melvin B. Wolzinger

MGM MIRAGE
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

			Additions		Deductions
	Balance at	Provision for	from	Write-offs,	related to	Balance at
	Beginning of	Doubtful	Mandalay	net of	Discontinued	End of
Description	Period	Accounts	Acquisition	Recoveries	Operations	Period
Allowance for Doubtful Accounts
Year Ended December 31, 2007	$90,024	$32,910	$—	$(37,096)	$—	$85,838
Year Ended December 31, 2006	77,270	47,950	—	(34,658)	(538)	90,024
Year Ended December 31, 2005	59,760	25,846	14,423	(22,759)	—	77,270

INDEX TO EXHIBITS

Exhibit
Number	Description

3(1)	Certificate of Incorporation of the Company, as amended through 1997 (incorporated by reference to Exhibit 3(1) to Registration Statement No. 33-3305 and to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3(2)	Certificate of Amendment to Certificate of Incorporation of the Company, dated January 7, 2000, relating to an increase in the authorized shares of common stock (incorporated by reference to Exhibit 3(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the “1999 10-K”)).

3(3)	Certificate of Amendment to Certificate of Incorporation of the Company, dated January 7, 2000, relating to a 2-for-1 stock split (incorporated by reference to Exhibit 3(3) to the 1999 10-K).

3(4)	Certificate of Amendment to Certificate of Incorporation of the Company, dated August 1, 2000, relating to a change in name of the Company (incorporated by reference to Exhibit 3(i).4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 (the “September 2000 10-Q”)).

3(5)	Certificate of Amendment to Certificate of Incorporation of the Company, dated June 3, 2003, relating to compliance with provisions of the New Jersey Casino Control Act relating to holders of Company securities (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (the “June 2003 10-Q”)).

3(6)	Certificate of Amendment to Certificate of Incorporation of the Company, dated May 3, 2005, relating to an increase in the authorized shares of common stock (incorporated by reference to Exhibit 3.10 to Amendment No. 1 to the Company’s Form 8-A filed with the Commission on May 11, 2005).

3(7)	Amended and Restated Bylaws of the Company, effective December 4, 2007 (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated December 4, 2007).

4(1)	Indenture dated July 21, 1993, by and between Mandalay and First Interstate Bank of Nevada, N.A., as Trustee with respect to $150 million aggregate principal amount of 7.625% Senior Subordinated Debentures due 2013 (incorporated by reference to Exhibit 4(a) to Mandalay’s Current Report on Form 8-K dated July 21, 1993).

Exhibit
Number	Description

4(2)	Indenture, dated February 1, 1996, by and between Mandalay and First Interstate Bank of Nevada, N.A., as Trustee (the “Mandalay February 1996 Indenture”) (incorporated by reference to Exhibit 4(b) to Mandalay’s Current Report on Form 8-K dated January 29, 1996 (the “Mandalay January 1996 8-K”)).

4(3)	Supplemental Indenture, dated as of November 15, 1996, by and between Mandalay and Wells Fargo Bank (Colorado), N.A., (successor to First Interstate Bank of Nevada, N.A.), as Trustee, to the Mandalay February 1996 Indenture, with respect to $150 million aggregate principal amount of 6.70% Senior Notes due 2096 (incorporated by reference to Exhibit 4(c) to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996 (the “Mandalay October 1996 10-Q”)).

4(4)	6.70% Senior Notes due February 15, 2096 in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4(d) to the Mandalay October 1996 10-Q).

4(5)	Indenture, dated November 15, 1996, by and between Mandalay and Wells Fargo Bank (Colorado), N.A., as Trustee (the “Mandalay November 1996 Indenture”) (incorporated by reference to Exhibit 4(e) to the Mandalay October 1996 10-Q).

4(6)	Supplemental Indenture, dated as of November 15, 1996, to the Mandalay November 1996 Indenture, with respect to $150 million aggregate principal amount of 7.0% Senior Notes due 2036 (incorporated by reference to the Mandalay October 1996 10-Q).

4(7)	7.0% Senior Notes due February 15, 2036, in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4(g) to the Mandalay October 1996 10-Q).

4(8)	Indenture, dated as of August 1, 1997, between MRI and First Security Bank, National Association, as trustee (the “MRI 1997 Indenture”) (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of MRI for the fiscal quarter ended June 30, 1997 (the “MRI June 1997 10-Q”)).

4(9)	Supplemental Indenture, dated as of August 1, 1997, to the MRI 1997 Indenture, with respect to $100 million aggregate principal amount of 7.25% Debentures due 2017 (incorporated by reference to Exhibit 4.2 to the MRI June 1997 10-Q).

4(10)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1997 Indenture (incorporated by reference to Exhibit 4(14) to the 2000 10-K).

4(11)	Indenture, dated as of February 4, 1998, between MRI and PNC Bank, National Association, as trustee (the “MRI 1998 Indenture”) (incorporated by reference to Exhibit 4(e) to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1997 (the “MRI 1997 10-K”)).

4(12)	Supplemental Indenture, dated as of February 4, 1998, to the MRI 1998 Indenture, with respect to $200 million aggregate principal amount of 6.75% Notes due 2008 (incorporated by reference to Exhibit 4(f) to the MRI 1997 10-K).

4(13)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1998 Indenture (incorporated by reference to Exhibit 4(15) to the 2000 10-K).

4(14)	Indenture dated as of August 16, 2000 by and between Mandalay and The Bank of New York, with respect to $200 million aggregate principal amount of 9.5% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to Mandalay’s Form S-4 Registration Statement No. 333-44838).

4(15)	Indenture, dated as of September 15, 2000, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and U.S. Trust Company, National Association, as trustee, with respect to $850 million aggregate principal amount of 8.5% Senior Notes due 2010 (incorporated by reference to Exhibit 4 to the Company’s Amended Current Report on Form 8-K/A dated September 12, 2000).

4(16)	First Supplemental Indenture, dated as of September 15, 2000, among the Company, Bellagio Merger Sub, LLC and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4(11) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 10-K”)).

Exhibit
Number	Description

4(17)	Second Supplemental Indenture, dated as of December 31, 2000, among the Company, MGM Grand Hotel & Casino Merger Sub, LLC and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4(17) to the 2000 10-K).

4(18)	Indenture, dated as of January 23, 2001, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and United States Trust Company of New York, as trustee, with respect to $400 million aggregate principal amount of 8.375% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated January 18, 2001).

4(19)	Indenture dated as of December 20, 2001 by and among Mandalay and The Bank of New York, with respect to $300 million aggregate principal amount of 9.375% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.1 to Mandalay’s Form S-4 Registration Statement No. 333-82936).

4(20)	Indenture dated as of March 21, 2003 by and among Mandalay and The Bank of New York with respect to $400 million aggregate principal amount of Floating Rate Convertible Senior Debentures due 2033 (incorporated by reference to Exhibit 4.44 to Mandalay’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003).

4(21)	First Supplemental Indenture dated as of July 26, 2004, relating to Mandalay’s Floating Rate Senior Convertible Debentures due 2033 (incorporated by reference to Exhibit 4 to Mandalay’s Current Report on Form 8-K dated July 26, 2004).

4(22)	Indenture, dated as of July 31, 2003, by and between Mandalay and The Bank of New York with respect to $250 million aggregate principal amount of 6.5% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003).

4(23)	Indenture, dated as of September 17, 2003, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and U.S. Bank National Association, as trustee, with respect to $1,050 million 6% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 11, 2003).

4(24)	Indenture, dated as of November 25, 2003, by and between Mandalay and The Bank of New York with respect to $250 million aggregate principal amount of 6.375% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003).

4(25)	Indenture dated as of February 27, 2004, among the Company, as issuer, the Subsidiary Guarantors, as guarantors, and U.S. Bank National Association, as trustee, with respect to $525 million 5.875% Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated February 27, 2004).

4(26)	Indenture dated as of August 25, 2004, among the Company, as issuer, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as trustee, with respect to $550 million 6.75% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 25, 2004).

4(27)	Indenture, dated June 20, 2005, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $500 million aggregate principal amount of 6.625% Senior Notes due 2015 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 20, 2005).

4(28)	Supplemental Indenture, dated September 9, 2005, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $375 million aggregate principal amount of 6.625% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 9, 2005).

4(29)	Indenture, dated April 5, 2006, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $500 million aggregate principal amount of 6.75% Senior Notes due 2013 and $250 million original principal amount of 6.875% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 5, 2006 (the “April 2006 8-K”)).

Exhibit
Number	Description

4(30)	Registration Rights Agreement, dated April 5, 2006, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and certain initial purchases parties thereto (incorporated by reference to Exhibit 4.2 to the April 2006 8-K).

4(31)	Indenture dated as of December 21, 2006, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 21, 2006 (the “December 2006 8-K”)).

4(32)	Supplemental Indenture dated as of December 21, 2006, by and among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 7.625% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the December 2006 8-K).

4(33)	Second Supplemental Indenture dated as of May 17, 2007 among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 7.5% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 17, 2007).

10.1(1)	Guarantee, dated as of May 31, 2000, by certain subsidiaries of the Company, in favor of The Chase Manhattan Bank, as successor in interest to PNC Bank, National Association, as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.4 to the May 2000 8-K).

10.1(2)	Schedule setting forth material details of the Guarantee, dated as of May 31, 2000, by certain subsidiaries of the Company, in favor of U.S. Trust Company, National Association (formerly known as U.S. Trust Company of California, N.A.), as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.5 to the May 2000 8-K).

10.1(3)	Schedule setting forth material details of the Guarantee (Mirage Resorts, Incorporated 6.75% Notes Due February 1, 2008), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of The Chase Manhattan Bank, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.7 to the May 2000 8-K).

10.1(4)	Schedule setting forth material details of the Guarantee (Mirage Resorts, Incorporated 6.75% Notes Due August 1, 2007 and 7.25% Debentures Due August 1, 2017), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of First Security Bank, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.8 to the May 2000 8-K).

10.1(5)	Instrument of Joinder, dated as of May 31, 2000, by MRI and certain of its wholly owned subsidiaries, in favor of the beneficiaries of the Guarantees referred to therein (incorporated by reference to Exhibit 10.9 to the May 2000 8-K).

10.1(6)	Guarantee (MGM MIRAGE 8.5% Senior Notes due 2010), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York N.A., as successor to U.S. Trust Company, National Association, for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.7 to the September 2005 10-Q).

10.1(7)	Guarantee (Mandalay Resort Group 7.625% Senior Subordinated Notes due 2013), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.9 to the September 2005 10-Q).

10.1(8)	Guarantee (MGM MIRAGE 8.375% Senior Subordinated Notes due 2011), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York N.A., successor to the United States Trust Company of New York, as trustee for the benefit of holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.11 to the September 2005 10-Q).

10.1(9)	Guarantee (MGM MIRAGE 6.0% Senior Notes due 2009), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.12 to the September 2005 10-Q).

Exhibit
Number	Description

10.1(10)	Guarantee (MGM MIRAGE 6.0% Senior Notes due 2009 (Exchange Notes)), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.13 to the September 2005 10-Q).

10.1(11)	Guarantee (MGM MIRAGE 5.875% Senior Notes due 2014), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.14 to the September 2005 10-Q).

10.1(12)	Guarantee (MGM MIRAGE 5.875% Senior Notes due 2014 (Exchange Notes)), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.15 to the September 2005 10-Q).

10.1(13)	Guarantee (MGM MIRAGE 6.75% Senior Notes due 2012), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.16 to the September 2005 10-Q).

10.1(14)	Guarantee (Mirage Resorts, Incorporated 6.75% Senior Notes due 2007 and 7.25% Debentures due 2017), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of Wells Fargo Bank Northwest, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.17 to the September 2005 10-Q).

10.1(15)	Guarantee (Mirage Resorts, Incorporated 6.75% Senior Notes due 2008), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of JPMorgan Chase Bank, N.A., successor in interest to PNC Bank, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.18 to the September 2005 10-Q).

10.1(16)	Guarantee (Mandalay Resort Group 9.375% Senior Subordinated Notes due 2010), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.20 to the September 2005 10-Q).

10.1(17)	Guarantee (Mandalay Resort Group 6.70% Senior Notes due 2096), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as successor in interest to First Interstate Bank of Nevada, N.A., as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.21 to the September 2005 10-Q).

10.1(18)	Guarantee (Mandalay Resort Group 7.0% Senior Notes due 2036), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.22 to the September 2005 10-Q).

10.1(19)	Guarantee (Mandalay Resort Group 9.5% Senior Notes due 2008), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.23 to the September 2005 10-Q).

10.1(20)	Guarantee (Mandalay Resort Group Floating Rate Convertible Senior Debentures due 2033), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.24 to the September 2005 10-Q).

10.1(21)	Guarantee (Mandalay Resort Group 6.5% Senior Notes due 2009), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.25 to the September 2005 10-Q).

10.1(22)	Guarantee (Mandalay Resort Group 6.375% Senior Notes due 2011), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.26 to the September 2005 10-Q).

Exhibit
Number	Description

10.1(23)	Fifth Amended and Restated Loan Agreement dated as of October 3, 2006, by and among MGM MIRAGE, as borrower; MGM Grand Detroit, LLC, as co-borrower; the Lenders and Co-Documentation Agents named therein; Bank of America, N.A., as Administrative Agent; the Royal Bank of Scotland PLC, as Syndication Agent; Bank of America Securities LLC and The Royal Bank of Scotland PLC, as Joint Lead Arrangers; and Bank of America Securities LLC, The Royal Bank of Scotland PLC, J.P. Morgan Securities Inc., Citibank North America, Inc. and Deutsche Bank Securities Inc. as Joint Book Managers (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated October 3, 2006).

10.1(24)	Guaranty Agreement, dated July 19, 2006, by MGM MIRAGE in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Lenders from time to time party to a Construction Loan Agreement with the Borrower, Turnberry/MGM Grand Tower C, LLC.

10.2(1)	Lease, dated August 3, 1977, by and between B&D Properties, Inc., as lessor, and Mandalay, as lessee; Amendment of Lease, dated May 6, 1983 (incorporated by reference to Exhibit 10(h) to Mandalay’s Registration Statement (No. 2-85794) on Form S-1).

10.2(2)	Lease by and between Robert Lewis Uccelli, guardian, as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease (incorporated by reference to Exhibit 10(p) to Mandalay’s Registration Statement (No. 33-4475) on Form S-1).

10.2(3)	Public Trust Tidelands Lease, dated February 4, 1999, between the State of Mississippi and Beau Rivage Resorts, Inc. (without exhibits) (incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1999).

*10.3(1)	Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

*10.3(2)	1997 Nonqualified Stock Option Plan, Amended and Restated February 2, 2004 (incorporated by reference to Exhibit 10.1 of the June 2004 10-Q).

*10.3(3)	Amendment to the MGM MIRAGE 1997 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated July 9, 2007).

*10.3(4)	MGM MIRAGE 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 filed May 12, 2005).

*10.3(5)	Amended and Restated Annual Performance-Based Incentive Plan for Executive Officers, giving effect to amendment approved by the Company’s shareholders on May 9, 2006 (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement).

*10.3(6)	Non-Qualified Deferred Compensation Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.3(12) to the 2000 10-K).

*10.3(7)	Supplemental Executive Retirement Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.3(13) to the 2000 10-K).

*10.3(8)	Deferred Compensation Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 10, 2005 (the “January 2005 8-K”).

*10.3(9)	Supplemental Executive Retirement Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.1 to the January 2005 8-K).
*10.3(10)	Amendment to Deferred Compensation Plan II, dated as of December 21, 2005 (incorporated by reference to Exhibit 10.3(9) to the 2005 10-K).

*10.3(11)	Amendment No. 1 to the Deferred Compensation Plan II, dated as of July 10, 2007.

*10.3(12)	Amendment No. 1 to the Supplemental Executive Retirement Plan II, dated as of July 10, 2007.

*10.3(13)	Amendment No. 2 to the Deferred Compensation Plan II, dated as of October 15, 2007.

Exhibit
Number	Description

*10.3(14)	Amendment No. 2 to the Supplemental Executive Retirement Plan II, dated as of October 15, 2007.

*10.3(15)	Employment Agreement, dated September 16, 2005, between the Company and J. Terrence Lanni (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2005 (the “September 16, 2005 8-K”)).

*10.3(16)	Employment Agreement, dated September 16, 2005, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.2 to the September 16, 2005 8-K).

*10.3(17)	Employment Agreement, dated September 16, 2005, between the Company and John Redmond (incorporated by reference to Exhibit 10.3 to the September 16, 2005 8-K).

*10.3(18)	Employment Agreement, dated September 16, 2005, between the Company and James J. Murren (incorporated by reference to Exhibit 10.4 to the September 16, 2005 8-K).

*10.3(19)	Employment Agreement, dated September 16, 2005, between the Company and Gary N. Jacobs (incorporated by reference to Exhibit 10.5 to the September 16, 2005 8-K).

*10.3(20)	Employment Agreement, dated March 1, 2007, between the Company and Aldo Manzini.

*10.3(21)	Letter Agreement dated June 19, 2007, between the Company and Aldo Manzini.

*10.3(22)	Employment Agreement, dated December 3, 2007, between the Company and Dan D’Arrigo (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated December 3, 2007).

10.4(1)	Second Amended and Restated Joint Venture Agreement of Marina District Development Company, dated as of August 31, 2000, between MAC, CORP. and Boyd Atlantic City, Inc. (without exhibits) (incorporated by reference to Exhibit 10.2 to the September 2000 10-Q).

10.4(2)	Contribution and Adoption Agreement, dated as of December 13, 2000, among Marina District Development Holding Co., LLC, MAC, CORP. and Boyd Atlantic City, Inc. (incorporated by reference to Exhibit 10.4(15) to the 2000 10-K).

10.4(3)	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp.—Commission File No. 333-87202).

10.4(4)	Amended and Restated Joint Venture Agreement, dated as of June 25, 2002, between Nevada Landing Partnership and RBG, L.P. (incorporated by reference to Exhibit 10.1 to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004.)

10.4(5)	Amendment No.1 to Amended and Restated Joint Venture Agreement, dated as of April 25, 2005, by and among Nevada Landing Partnership, an Illinois general partnership, and RBG, L.P., an Illinois limited partnership (incorporated by reference to Exhibit 10.4(5) to the 2005 10-K).

10.4(6)	Amended and Restated Subscription and Shareholders Agreement, dated June 19, 2004, among Pansy Ho, Grand Paradise Macau Limited, MGMM Macau, Ltd., MGM MIRAGE Macau, Ltd., MGM MIRAGE and MGM Grand Paradise Limited (formerly N.V. Limited) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2005).

10.4(7)	Amendment Agreement to the Subscription and Shareholders Agreement, dated January 20, 2007, among Pansy Ho, Grand Paradise Macau Limited, MGMM Macau, Ltd., MGM MIRAGE Macau, Ltd., MGM MIRAGE and MGM Grand Paradise Limited (formerly N.V. Limited).

10.4(8)	Loan Agreement with the M Resort LLC dated April 24, 2007 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated April 24, 2007).

10.4(9)	Limited Liability Company Agreement of CityCenter Holdings, LLC, dated August 21, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2007 (the “August 2007 8-K”)).

Exhibit
Number	Description

10.4(10)	Amendment No 1, dated November 15, 2007, to the Limited Liability Company Agreement of CityCenter Holdings, LLC, dated August 21, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2007).

10.4(11)	Amendment No 2, dated December 31, 2007, to the Limited Liability Company Agreement of CityCenter Holdings, LLC, dated August 21, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2007).

10.4(12)	Limited Liability Company Operating Agreement of IKM JV, LLC, dated September 10, 2007 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated September 10, 2007).

10.5(1)	Revised Development Agreement among the City of Detroit, The Economic Development Corporation of the City of Detroit and MGM Grand Detroit, LLC (incorporated by reference to Exhibit 10.10 to the June 2002 10-Q).

10.5(2)	Revised Development Agreement effective August 2, 2002, by and among the City of Detroit, The Economic Development Corporation of the City of Detroit and Detroit Entertainment, L.L.C. (incorporated by reference to Exhibit 10.61 of Mandalay’s Annual Report on Form 10-K for the year ended January 31, 2005).

10.6(1)	Purchase Agreement dated October 13, 2006, by and among Mandalay Resort Group, as seller, Edgewater Hotel Corporation, Colorado Belle Corporation, and Aces High Management, LLC, as purchaser (incorporated by reference to the Company’s Current Report on Form 8-K dated October 13, 2006).

10.6(2)	Purchase Agreement dated October 31, 2006, by and among New York-New York Hotel & Casino, LLC, as seller, PRMA Land Development Company, The Primadonna Company LLC, and Herbst Gaming Inc., as purchaser (incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006).

10.6(3)	Operating Agreement of Jeanco, LLC, dated February 9, 2007, (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated February 9, 2007).

10.6(4)	Company Stock Purchase and Support Agreement, dated August 21, 2007, by and between MGM MIRAGE and Infinity World Investments, LLC (incorporated by reference to Exhibit 10.2 to the August 2007 8-K).

10.6(5)	Amendment No. 1, dated October 17, 2007, to the Company Stock Purchase and Support Agreement by and between MGM MIRAGE and Infinity World Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 17, 2007).

21	List of subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a).

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

99.1	Description of our Operating Resorts.

99.2	Description of Regulation and Licensing.

*	Management contract or compensatory plan or arrangement.

**	Exhibits 32.1 and 32.2 shall not be deemed filed with the Securities and Exchange Commission, nor shall they be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Securities Exchange Act of 1934 or the Securities Act of 1933, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.