Form 10-Q
period 2008-03-31
MGM MIRAGE
filed 2008-05-12
CIK 789570

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, $.01 par value	Outstanding at May 7, 2008 278,764,374 shares

MGM MIRAGE AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS

Current assets
Cash and cash equivalents	$327,745	$412,390
Accounts receivable, net	390,452	412,345
Inventories	124,190	126,116
Deferred income taxes	56,464	63,453
Prepaid expenses and other	135,269	105,412
Assets held for sale	54,435	55,670

Total current assets	1,088,555	1,175,386

Property and equipment, net	16,845,320	16,823,704

Other assets
Investments in unconsolidated affiliates	2,487,363	2,482,727
Goodwill	1,262,922	1,262,922
Other intangible assets, net	358,987	359,770
Deposits and other assets, net	852,732	623,177

Total other assets	4,962,004	4,728,596

	$22,895,879	$22,727,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$169,419	$219,556
Construction payable	67,546	76,524
Income taxes payable	20,034	284,075
Accrued interest on long-term debt	152,096	211,228
Other accrued liabilities	855,067	929,424
Liabilities related to assets held for sale	3,761	3,880

Total current liabilities	1,267,923	1,724,687

Deferred income taxes	3,406,120	3,416,660
Long-term debt	12,777,215	11,175,229
Other long-term obligations	348,903	350,407

Commitments and contingencies (Note 5)

Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares; Issued 368,865,942 and 368,395,926 shares; outstanding 278,721,429 and 293,768,899 shares	3,689	3,684
Capital in excess of par value	3,978,213	3,951,162
Treasury stock, at cost (90,144,513 and 74,627,027 shares)	(3,222,272)	(2,115,107)
Retained earnings	4,338,754	4,220,408
Accumulated other comprehensive income (loss)	(2,666)	556

Total stockholders’ equity	5,095,718	6,060,703

	$22,895,879	$22,727,686

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues
Casino	$790,464	$811,939
Rooms	518,741	549,004
Food and beverage	402,392	417,449
Entertainment	134,838	134,248
Retail	64,037	68,250
Other	147,973	122,070

	2,058,445	2,102,960
Less: Promotional allowances	(174,812)	(173,525)

	1,883,633	1,929,435

Expenses
Casino	416,563	411,792
Rooms	136,797	135,185
Food and beverage	236,272	235,704
Entertainment	95,664	97,243
Retail	43,164	43,744
Other	92,564	68,808
General and administrative	320,374	311,674
Corporate expense	32,450	33,955
Preopening and start-up expenses	5,164	14,276
Restructuring costs	329	—
Property transactions, net	2,776	5,019
Depreciation and amortization	194,339	168,277

	1,576,456	1,525,677

Income from unconsolidated affiliates	34,111	41,375

Operating income	341,288	445,133

Non-operating income (expense)
Interest income	3,466	2,657
Interest expense, net	(149,789)	(184,011)
Non-operating items from unconsolidated affiliates	(9,891)	(5,106)
Other, net	230	(2,728)

	(155,984)	(189,188)

Income from continuing operations before income taxes	185,304	255,945
Provision for income taxes	(66,958)	(92,935)

Income from continuing operations	118,346	163,010

Discontinued operations
Income from discontinued operations	—	7,846
Provision for income taxes	—	(2,683)

	—	5,163

Net income	$118,346	$168,173

Basic earnings per share of common stock
Income from continuing operations	$0.41	$0.57
Discontinued operations	—	0.02

Net income per share	$0.41	$0.59

Diluted earnings per share of common stock
Income from continuing operations	$0.40	$0.55
Discontinued operations	—	0.02

Net income per share	$0.40	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities
Net income	$118,346	$168,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194,339	168,277
Amortization of debt discounts, premiums and issuance costs	631	(1,732)
Provision for doubtful accounts	14,140	9,039
Stock-based compensation	11,203	13,827
Property transactions, net	2,776	5,019
Income from unconsolidated affiliates	(19,414)	(33,037)
Distributions from unconsolidated affiliates	39,134	46,978
Deferred income taxes	(2,934)	(22,716)
Change in current assets and liabilities:
Accounts receivable	15,772	(19,658)
Inventories	1,973	(6,815)
Income taxes receivable and payable	(263,090)	62,505
Prepaid expenses and other	(29,690)	(9,746)
Accounts payable and accrued liabilities	(187,635)	(109,976)
Increase in real estate under development	—	(56,087)
Residential sales deposits, net	—	50,863
Business interruption insurance recoveries	10,439	7,295
Change in insurance receivable	—	(1,170)
Other	(30,312)	(14,779)

Net cash provided by (used in) operating activities	(124,322)	256,260

Cash flows from investing activities
Capital expenditures, net	(249,343)	(580,689)
Dispositions of property and equipment	43	15,096
Investments in unconsolidated affiliates	(1,718)	—
Advances to CityCenter for development costs	(200,000)	—
Property damage insurance recoveries	11,361	48,475
Other	(34,007)	(26,440)

Net cash used in investing activities	(473,664)	(543,558)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	506,550	(497,700)
Borrowings under bank credit facilities – maturities longer than 90 days	3,030,000	1,000,000
Repayments under bank credit facilities – maturities longer than 90 days	(1,750,000)	(250,000)
Retirement of senior notes	(180,442)	—
Issuance of common stock upon exercise of stock options	6,395	36,433
Purchases of common stock	(1,107,166)	(174,586)
Excess tax benefits from stock-based compensation	7,072	32,651
Other	(96)	(308)

Net cash provided by financing activities	512,313	146,490

Cash and cash equivalents
Net decrease for the period	(85,673)	(140,808)
Change in cash related to assets held for sale	1,028	1,831
Balance, beginning of period	412,390	452,944

Balance, end of period	$327,745	$313,967

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$208,290	$228,781
Federal, state and foreign income taxes paid, net of refunds	324,319	20,401

Non-cash investing and financing activities
Increase (decrease) in construction payable	(8,978)	61,578
The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
     Organization. MGM MIRAGE (the “Company”) is a Delaware corporation, incorporated on January 29, 1986. As of March 31, 2008, approximately 53% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, owns and/or operates casino resorts.
     The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, Mandalay Bay, The Mirage, Luxor, Treasure Island (“TI”), New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas and Slots-A-Fun. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of over 1,500 units. Other Nevada operations include Circus Circus Reno, Gold Strike in Jean, and Railroad Pass in Henderson. The Company has a 50% investment in Silver Legacy in Reno, which is adjacent to Circus Circus Reno. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, and Primm Valley Golf Club at the California/Nevada state line.
     In April 2007, the Company completed the sale of Buffalo Bill’s, Primm Valley, and Whiskey Pete’s casino resorts (the “Primm Valley Resorts”), not including the Primm Valley Golf Club, with net proceeds to the Company of approximately $398 million. In June 2007, the Company completed the sale of the Colorado Belle and Edgewater in Laughlin (the “Laughlin Properties”), with net proceeds to the Company of approximately $199 million. In February 2007, the Company entered into an agreement to contribute Gold Strike, Nevada Landing (closed in March 2007) and surrounding land (the “Jean Properties”) to a joint venture. The joint venture’s purpose is to develop a mixed-use community on the site. See Note 2 for further discussion of these transactions.
     The Company is a 50% owner of CityCenter, a mixed-use development on the Las Vegas Strip between Bellagio and Monte Carlo, expected to open in late 2009. CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room non-gaming boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 425,000 square feet of retail shops, dining and entertainment venues in The Crystals retail complex; and approximately 2.3 million square feet of residential space in approximately 2,700 luxury condominium and condominium-hotel units in multiple towers. The estimated net project budget for CityCenter is $8.5 billion, after net residential proceeds of $2.7 billion. The gross project budget consists of $9.2 billion of construction costs (including capitalized interest), $1.7 billion of land, $0.2 billion of preopening expenses, and $0.1 billion of intangible assets. The Company is managing the development of CityCenter and, upon completion of construction, will manage the operations of CityCenter for a fee. The Company owned 100% of CityCenter until November 2007.
     The Company and its local partners own and operate MGM Grand Detroit, which recently opened a new permanent hotel and casino complex in downtown Detroit, Michigan. The interim facility closed on September 30, 2007 and the new casino resort opened on October 2, 2007. The Company also owns and operates two resorts in Mississippi – Beau Rivage in Biloxi, which includes the Fallen Oak golf course, and Gold Strike Tunica.
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
     The Company owns additional land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, a portion of which is being utilized for an expansion of Borgata, and a portion of which is planned for a wholly-owned development, MGM Grand Atlantic City, preliminarily estimated to cost approximately $4.5 – $5.0 billion excluding land and associated costs. The proposed resort would include three towers with more than 3,000 rooms and suites, approximately 4,500 slot machines and 250 table games, approximately 500,000 square-feet of retail, an extensive convention center, and other typical resort amenities.

     Financial statement impact of Hurricane Katrina and Monte Carlo fire. The Company maintains insurance for both property damage and business interruption relating to catastrophic events, such as Hurricane Katrina affecting Beau Rivage in August 2005 and the rooftop fire at Monte Carlo in January 2008. Business interruption coverage covers lost profits and other costs incurred during the closure period and up to six months following re-opening.
     Non-refundable insurance recoveries received in excess of the net book value of damaged assets, clean-up and demolition costs, and post-event costs are recognized as income in the period received or committed based on the Company’s estimate of the total claim for property damage and business interruption compared to the recoveries received at that time. All post-event costs and expected recoveries are recorded net within “General and administrative” expenses, except for depreciation of non-damaged assets, which is classified as “Depreciation and amortization.”
     Insurance recoveries are classified in the statement of cash flows based on the coverage to which they relate. Recoveries related to business interruption are classified as operating cash flows and recoveries related to property damage are classified as investing cash flows. However, the Company’s insurance policy includes undifferentiated coverage for both property damage and business interruption. Therefore, the Company classifies insurance recoveries as being related to property damage until the full amount of damaged assets and demolition costs are recovered and classifies additional recoveries up to the amount of the post-event costs incurred as being related to business interruption. Insurance recoveries beyond that amount are classified as operating or investing cash flows based on the Company’s estimated allocation of the total claim.
     Hurricane Katrina. The Company reached final settlement agreements with its insurance carriers related to Hurricane Katrina in late 2007 and received insurance recoveries of $635 million, which exceeded the $265 million net book value of damaged assets and post-storm costs incurred. The Company recognized the $370 million of insurance recoveries in income in 2007 and 2006, of which $303 million was recorded within “Property transactions, net” and $67 million related to the business interruption portion of the Company’s claim was recorded within “General and administrative expenses.” None of these amounts were recognized in the three months ended March 31, 2007. During the three months ended March 31, 2007, insurance recoveries of $7 million were classified as operating cash flows and insurance recoveries of $48 million were classified as investing activities.
     Monte Carlo fire. As of March 31, 2008, the Company had received $22 million of proceeds from its insurance carriers related to the Monte Carlo fire. The Company recorded a write-down of $4 million related to the net book value of damaged assets and demolition costs of $7 million, both fully offset by $11 million of recoveries. A recovery of $19 million was recorded for costs incurred during the closure period, but no recoveries have been recorded for lost profits. Therefore, as of March 31, 2008, the Company had a receivable of $8 million from its insurance carriers. During the three months ended March 31, 2008, insurance recoveries of $10 million were classified as operating cash flows and insurance recoveries of $11 million were classified as investing cash flows.
     Fair value measurement. The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), on January 1, 2008. SFAS 157 establishes a framework for measuring the fair value of financial assets and liabilities and requires certain disclosures about fair value. The Company’s only significant assets and liabilities affected by the adoption of SFAS 157 are marketable securities held in connection with the Company’s deferred compensation and supplemental executive retirement plans, and the plans’ corresponding liabilities. As of March 31, 2008, the assets and liabilities related to these plans each totaled $143 million, measured entirely using “Level 1” inputs under FAS 157, which are observable inputs such as quoted prices in an active market.
     Basis of presentation. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2007 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments – which include only normal recurring adjustments – necessary to present fairly the Company’s financial position as of March 31, 2008 and the results of its operations and cash flows for the three month periods ended March 31, 2008 and 2007. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications, which have no effect on previously reported net income, have been made to the 2007 financial statements to conform to the 2008 presentation. Substantially all of the prior year reclassifications relate to the classification of meals provided free to employees as a “General and administrative” expense, while in past periods the cost of these meals was charged to each operating department. The total amount reclassified to General and administrative expenses for the three months ended March 31, 2007 was $27 million.

NOTE 2 — ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
     The sale of the Primm Valley Resorts in April 2007 resulted in a pre-tax gain of $202 million, and the sale of the Laughlin Properties in June 2007 resulted in a pre-tax gain of $64 million.
     The assets and liabilities of the Jean Properties have not been contributed to the planned joint venture and therefore are classified as held for sale. Nevada Landing closed in March 2007 and the carrying value of its building assets were written-off. These amounts are included in “Property transactions, net” in the accompanying consolidated statements of income for the three months ended March 31, 2007.
     The following table summarizes the assets held for sale and liabilities related to assets held for sale in the accompanying consolidated balance sheets:

	March 31,	December 31,
	2008	2007
	(In thousands)
Cash	$2,706	$3,734
Accounts receivable, net	605	587
Inventories	777	825
Prepaid expenses and other	785	952

Total current assets	4,873	6,098
Property and equipment, net	47,209	47,194
Other assets, net	2,353	2,378

Total assets	54,435	55,670

Accounts payable	866	938
Other current liabilities	2,895	2,942

Total current liabilities	3,761	3,880

Net assets held for sale	$50,674	$51,790

     The results of the Laughlin Properties and Primm Valley Resorts are classified as discontinued operations in the accompanying consolidated statements of income for the three months ended March 31, 2007. Due to our continuing investment in the Jean Properties, the results of these operations have not been classified as discontinued operations in the accompanying consolidated statements of income. The cash flows of discontinued operations are included with the cash flows of continuing operations in the accompanying consolidated statements of cash flows.
     Other information related to discontinued operations is as follows:

Three months ended March 31,	2008	2007
	(In thousands)
Net revenues of discontinued operations	$—	$96,650
Interest allocated to discontinued operations (based on the ratio of net assets of discontinued operations to total consolidated net assets and debt)	—	4,424
NOTE 3 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
     Investments in unconsolidated affiliates consisted of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$1,439,309	$1,421,480
Marina District Development Company – Borgata (50%)	452,199	453,277
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	297,114	297,328
MGM Grand Paradise Limited – Macau (50%)	261,347	258,298
Circus and Eldorado Joint Venture – Silver Legacy (50%)	28,604	35,152
Turnberry/MGM Grand Towers – The Signature at MGM Grand (50%)	5,651	5,651
Other	3,139	11,541

	$2,487,363	$2,482,727

     As described in Note 1, the net project budget for CityCenter is $8.5 billion, and the joint venture expects to spend approximately $2.0 billion in construction costs during the remainder of 2008. During the three months ended March 31, 2008, the Company and Dubai World each made loans of $200 million to CityCenter to fund near-term construction costs. Subsequent to March 31, 2008, the Company and Dubai World each funded additional near-term construction costs and expect to fund additional costs on an as-needed basis. The joint venture is currently negotiating with its lenders to obtain project financing, and anticipates that such financing will include requirements to utilize the project assets as security for the financing. The other potential source of project financing is additional contributions from the Company and Dubai World, which require approval of the joint venture’s Board of Directors.
     During the three months ended March 31, 2008, the Company incurred $13 million of costs reimbursable by CityCenter, primarily employee compensation, residential sales costs, and certain allocated costs. Such costs are recorded as “Other” operating expenses, and the reimbursement of such costs is recorded as “Other” revenue, in the accompanying consolidated statements of income.
     The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

Three months ended March 31,	2008	2007
	(In thousands)
Income from unconsolidated affiliates	$34,111	$41,375
Preopening and start-up expenses	(4,806)	(3,232)
Non-operating items from unconsolidated affiliates	(9,891)	(5,106)

	$19,414	$33,037

NOTE 4 — LONG-TERM DEBT
     Long-term debt consisted of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
Senior credit facility	$5,016,100	$3,229,550
$180.4 million 6.75% senior notes, due 2008, net	—	180,085
$196.2 million 9.5% senior notes, due 2008, net	198,506	200,203
$226.3 million 6.5% senior notes, due 2009, net	227,201	227,356
$1.05 billion 6% senior notes, due 2009, net	1,052,226	1,052,577
$297.6 million 9.375% senior subordinated notes, due 2010, net	311,126	312,807
$825 million 8.5% senior notes, due 2010, net	823,812	823,689
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$132.4 million 6.375% senior notes, due 2011, net	133,266	133,320
$550 million 6.75% senior notes, due 2012	550,000	550,000
$150 million 7.625% senior subordinated debentures, due 2013, net	154,503	154,679
$500 million 6.75% senior notes, due 2013	500,000	500,000
$525 million 5.875% senior notes, due 2014, net	523,153	523,089
$875 million 6.625% senior notes, due 2015, net	879,064	879,173
$250 million 6.875% senior notes, due 2016,	250,000	250,000
$750 million 7.5% senior notes, due 2016	750,000	750,000
$100 million 7.25% senior debentures, due 2017, net	84,751	84,499
$750 million 7.625% senior notes, due 2017	750,000	750,000
Floating rate convertible senior debentures, due 2033	8,472	8,472
$150 million 7% debentures, due 2036, net	155,818	155,835
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	4,952	5,630

	$12,777,215	$11,175,229

     Amounts due within one year of the balance sheet date are classified as long-term in the accompanying consolidated balance sheets because the Company has both the intent and ability to repay these amounts with available borrowings under the senior credit facility.
     Interest expense, net consisted of the following:

Three months ended March 31,	2008	2007
	(In thousands)
Total interest incurred	$189,067	$233,253
Interest capitalized	(39,278)	(44,818)
Interest allocated to discontinued operations	—	(4,424)

	$149,789	$184,011

     The senior credit facility has a total capacity of $7 billion, and matures in 2011. The Company has the ability to solicit additional lender commitments to increase the capacity to $8 billion. The components of the senior credit facility include a term loan facility of $2.5 billion and a revolving credit facility of $4.5 billion. At March 31, 2008, the Company had approximately $1.9 billion of available borrowing capacity under the senior credit facility.
     In February 2008, the Company repaid the $180.4 million of 6.75% senior notes at maturity using borrowings under the senior credit facility.
     The Company’s long-term debt obligations contain customary covenants requiring the Company to maintain certain financial ratios. At March 31, 2008, the Company was required to maintain a maximum leverage ratio (debt to EBITDA, as defined) of 6.5:1 and a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.0:1. At March 31, 2008, the Company’s leverage and interest coverage ratios were 3.5:1 and 4.1:1, respectively.
NOTE 5 — COMMITMENTS AND CONTINGENCIES
     Mashantucket Pequot Tribal Nation. The Company entered into a series of agreements to implement a strategic alliance with the Mashantucket Pequot Tribal Nation (“MPTN”), which owns and operates Foxwoods Casino Resort in Ledyard, Connecticut. The Company and MPTN have formed a jointly owned company – Unity Gaming, LLC – to acquire or develop future gaming and non-gaming enterprises. The Company will provide a loan of up to $200 million to finance a portion of MPTN’s investment in future joint projects.
     Kerzner/Istithmar Joint Venture. In September 2007, the Company entered into a definitive agreement with Kerzner International and Istithmar forming a joint venture to develop a multi-billion dollar integrated resort to be located on the southwest corner of Las Vegas Boulevard and Sahara Avenue. The Company will contribute 40 acres of land, which is being valued at $20 million per acre, for fifty percent of the equity in the joint venture. Kerzner International and Istithmar will contribute cash totaling $600 million, of which $200 million will be distributed to the Company, for the other 50% of the equity.
     Guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At March 31, 2008, the Company had provided $85 million of total letters of credit, including $50 million to support bonds issued by the Economic Development Corporation of the City of Detroit, which are recorded as a liability of the Company.
     Litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position or results of operations.

     Sales and use tax on complimentary meals. In March 2008, the Nevada Supreme Court ruled, in a case involving another casino company, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. The Company had previously paid use tax on these items and has generally filed for refunds for the periods from January 2001 to February 2008 related to this matter. The amount subject to these refunds, including amounts related to the Mandalay Resort Group properties prior to the Company’s 2005 acquisition of Mandalay Resort Group, is approximately $33 million.
     The Nevada Department of Taxation has filed a petition for rehearing, and there is no set timetable for the Nevada Supreme Court to respond. As of March 31, 2008, the Company had not recorded income related to this matter since it is still subject to court action. However, the Company is claiming the exemption on sales and use tax returns for periods after February 2008 in light of the Nevada Supreme Court decision.
NOTE 6 — INCOME PER SHARE OF COMMON STOCK
     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

Three months ended March 31,	2008	2007
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	288,943	284,021
Potential dilution from stock options and restricted stock	9,457	11,556

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	298,400	295,577

     Approximately 3.6 million and 0.7 million stock options and stock appreciation rights were excluded from the calculation of diluted earnings per share in the three months ended March 31, 2008 and 2007, respectively, since including these stock options and stock appreciation rights would have been anti-dilutive.
NOTE 7 — COMPREHENSIVE INCOME
     Comprehensive income consisted of the following:

Three months ended March 31,	2008	2007
	(In thousands)
Net income	$118,346	$168,173
Currency translation adjustments	(3,222)	18

	$115,124	$168,191

NOTE 8 — STOCKHOLDERS’ EQUITY
     Tender Offer. In February 2008, the Company and a wholly-owned subsidiary of Dubai World completed a joint tender offer to purchase 15 million shares of Company common stock at a price of $80 per share. The Company purchased 8.5 million shares at a total purchase price of $680 million.
     Stock repurchases. In addition to the tender offer, the Company repurchased 7.0 million and 2.5 million shares of common stock in the three months ended March 31, 2008 and 2007, respectively, at a total cost of $427 million and $175 million, respectively. At March 31, 2008, the Company had 2.6 million shares available for repurchase under a December 2007 authorization.

NOTE 9 — STOCK-BASED COMPENSATION
     The Company adopted an omnibus incentive plan in 2005 which allows it to grant stock options, stock appreciation rights (“SARs”), restricted stock, and other stock-based awards to eligible directors, officers and employees. The plans are administered by the Compensation Committee (the “Committee”) of the Board of Directors. Salaried officers, directors and other key employees of the Company and its subsidiaries are eligible to receive awards. The Committee has discretion under the omnibus plan regarding which type of awards to grant, the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:
•	The omnibus plan allowed for the issuance of up to 20 million shares or share-based awards;

•	For stock options and stock appreciation rights, the exercise price of the award must be at least equal to the fair market value of the stock on the date of grant and the maximum term of such an award is ten years.
     To date, the Committee has only awarded stock options and SARs under the omnibus plan. The Company’s practice has been to issue new shares upon the exercise of stock options and SARs. Under the Company’s previous plans, the Committee had issued stock options and restricted stock. Stock options and SARs granted under all plans generally have either 7-year or 10-year terms, and in most cases vest in either four or five equal annual installments.
     As of March 31, 2008, the aggregate number of share-based awards available for grant under the omnibus plan was 2.1 million. A summary of activity under the Company’s share-based payment plans for the three months ended March 31, 2008 is presented below:
Stock options and stock appreciation rights

		Weighted
		Average
	Shares	Exercise
	(000’s)	Price
Outstanding at January 1, 2008	26,674	$31.90
Granted	1,102	65.48
Exercised	(464)	13.62
Forfeited or expired	(46)	52.89

Outstanding at March 31, 2008	27,266	33.51

Exercisable at March 31, 2008	13,933	20.93

     As of March 31, 2008, there was a total of $114 million of unamortized compensation related to stock options and stock appreciation rights expected to vest, which is expected to be recognized over a weighted-average period of 2.4 years. The following table includes additional information related to stock options and SARs:

Three months ended March 31,	2008	2007
	(In thousands)
Intrinsic value of stock options and SARs exercised	$22,871	$111,421
Income tax benefit from stock options and SARs exercised	7,967	37,788
Proceeds from stock option exercises	6,395	36,433
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

     The following table shows information about compensation cost recognized:

Three months ended March 31,	2008	2007
	(In thousands)
Compensation cost	$11,242	$14,133
Less: Compensation cost capitalized	(39)	(306)

Compensation cost recognized as expense	11,203	13,827
Less: Related tax benefit	(3,847)	(4,797)

Compensation expense, net of tax benefit	$7,356	$9,030

Compensation cost for stock options and stock appreciation rights was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

Three months ended March 31,	2008	2007

Expected volatility	37%	30%
Expected term	4.5 years	4.1 years
Expected dividend yield	0%	0%
Risk-free interest rate	2.5%	4.5%
Forfeiture rate	3.4%	4.6%
Weighted-average fair value of options granted	$22.79	$20.15
NOTE 10 — PROPERTY TRANSACTIONS, NET
     Net property transactions consisted of the following:

Three months ended March 31,	2008	2007
	(In thousands)
Write-downs and impairments	$2,643	$5,097
Demolition costs	84	—
Net (gains) losses on sale or disposal of fixed assets	49	(78)

	$2,776	$5,019

     Write-downs and impairments in 2008 primarily related to a damaged marquee sign at Bellagio and assets written off in conjunction with retail store changes at Mandalay Bay.
     Write-downs and impairments in 2007 primarily related to the write-off of the carrying value of the building assets of Nevada Landing which closed in March 2007.

NOTE 11 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION
     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of March 31, 2008 and December 31, 2007 and for the three month periods ended March 31, 2008 and 2007 is as follows:
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of March 31, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Current assets	$113,292	$911,310	$63,953	$—	$1,088,555
Property and equipment, net	—	16,076,177	781,115	(11,972)	16,845,320
Investments in subsidiaries	19,506,253	490,825	—	(19,997,078)	—
Investments in unconsolidated affiliates	—	2,226,014	261,349	—	2,487,363
Other non-current assets	242,692	2,120,675	111,274	—	2,474,641

	$19,862,237	$21,825,001	$1,217,691	$(20,009,050)	$22,895,879

Current liabilities	$153,235	$1,081,043	$33,645	$—	$1,267,923
Intercompany accounts	(29,384)	(261,518)	290,902	—	—
Deferred income taxes	3,406,120	—	—	—	3,406,120
Long-term debt	11,148,255	1,282,860	346,100	—	12,777,215
Other non-current liabilities	88,293	206,931	53,679	—	348,903
Stockholders’ equity	5,095,718	19,515,685	493,365	(20,009,050)	5,095,718

	$19,862,237	$21,825,001	$1,217,691	$(20,009,050)	$22,895,879

	As of December 31, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$81,379	$1,033,407	$60,600	$—	$1,175,386
Property and equipment, net	—	16,044,642	791,034	(11,972)	16,823,704
Investments in subsidiaries	19,169,892	484,047	—	(19,653,939)	—
Investments in unconsolidated affiliates	—	2,224,429	258,298	—	2,482,727
Other non-current assets	244,857	1,890,308	110,704	—	2,245,869

	$19,496,128	$21,676,833	$1,220,636	$(19,665,911)	$22,727,686

Current liabilities	$459,968	$1,217,506	$47,213	$—	$1,724,687
Intercompany accounts	125,094	(396,080)	270,986	—	—
Deferred income taxes	3,416,660	—	—	—	3,416,660
Long-term debt	9,347,527	1,467,152	360,550	—	11,175,229
Other long-term obligations	86,176	209,554	54,677	—	350,407
Stockholders’ equity	6,060,703	19,178,701	487,210	(19,665,911)	6,060,703

	$19,496,128	$21,676,833	$1,220,636	$(19,665,911)	$22,727,686

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended March 31, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,733,987	$149,646	$—	$1,883,633
Equity in subsidiaries’ earnings	306,733	18,920	—	(325,653)	—
Expenses:
Casino and hotel operations	3,762	932,979	84,283	—	1,021,024
General and administrative	2,725	289,396	28,253	—	320,374
Corporate expense	4,431	27,629	390	—	32,450
Preopening and start-up expenses	—	4,970	194	—	5,164
Restructuring costs	—	329	—	—	329
Property transactions, net	(280)	3,048	8	—	2,776
Depreciation and amortization	449	179,539	14,351	—	194,339

	11,087	1,437,890	127,479	—	1,576,456

Income from unconsolidated affiliates	—	24,218	9,893	—	34,111

Operating income	295,646	339,235	32,060	(325,653)	341,288
Interest income (expense), net	(119,861)	(22,268)	(4,194)	—	(146,323)
Other, net	3,815	(5,853)	(7,623)	—	(9,661)

Income before income taxes	179,600	311,114	20,243	(325,653)	185,304
Provision for income taxes	(61,254)	(4,381)	(1,323)	—	(66,958)

Net income	$118,346	$306,733	$18,920	$(325,653)	$118,346

	For the Three Months Ended March 31, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,813,301	$116,134	$—	$1,929,435
Equity in subsidiaries’ earnings	417,841	36,977	—	(454,818)	—
Expenses:
Casino and hotel operations	3,750	925,027	63,699	—	992,476
General and administrative	4,046	292,399	15,229	—	311,674
Corporate expense	5,734	28,221	—	—	33,955
Preopening and start-up expenses	192	11,705	2,379	—	14,276
Property transactions, net	472	4,546	1	—	5,019
Depreciation and amortization	449	161,866	5,962	—	168,277

	14,643	1,423,764	87,270	—	1,525,677

Income from unconsolidated affiliates	—	32,289	9,086	—	41,375

Operating income	403,198	458,803	37,950	(454,818)	445,133
Interest income (expense), net	(157,363)	(23,874)	(117)	—	(181,354)
Other, net	13,974	(22,006)	198	—	(7,834)

Income from continuing operations before income taxes	259,809	412,923	38,031	(454,818)	255,945
Provision for income taxes	(88,760)	(3,121)	(1,054)	—	(92,935)

Income from continuing operations	171,049	409,802	36,977	(454,818)	163,010
Discontinued operations	(2,876)	8,039	—	—	5,163

Net income	$168,173	$417,841	$36,977	$(454,818)	$168,173

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Three Months Ended March 31, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(499,102)	$370,585	$4,195	$—	$(124,322)
Net cash used in investing activities	—	(466,858)	(5,410)	(1,396)	(473,664)
Net cash provided by (used in) financing activities	537,823	(28,423)	1,517	1,396	512,313

	For the Three Months Ended March 31, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(249,798)	$466,185	$39,873	$—	$256,260
Net cash used in investing activities	—	(468,663)	(73,636)	(1,259)	(543,558)
Net cash provided by (used in) financing activities	270,418	(147,990)	22,803	1,259	146,490

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Overview
     At March 31, 2008, our primary operations consisted of 17 wholly-owned casino resorts and 50% investments in four other casino resorts, including:

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
     MGM Grand Las Vegas includes The Signature at MGM Grand, a condominium hotel consisting of over 1,500 units in three towers which we manage as a hotel. Other operations include the Shadow Creek golf course in North Las Vegas; two golf courses south of Primm, Nevada at the California state line; and Fallen Oak golf course in Saucier, Mississippi. In addition, we own 50% of CityCenter Holdings, LLC which is developing CityCenter located on a 67-acre site on the Las Vegas Strip, between Bellagio and Monte Carlo. CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room non-gaming boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 425,000 square feet of retail shops, dining and entertainment venues; and approximately 2.3 million square feet of residential space in approximately 2,700 luxury condominium and condominium-hotel units in multiple towers. CityCenter is expected to open in late 2009. The other 50% of CityCenter is owned by Infinity World Development Corp., a wholly-owned subsidiary of Dubai World. We will continue to serve as developer of CityCenter and, upon completion of construction, we will manage CityCenter for a fee. We owned 100% of CityCenter until November 2007.
     In April 2007, we sold the Primm Valley Resorts (Whiskey Pete’s, Buffalo Bill’s and Primm Valley Resort in Primm, Nevada), not including the two golf courses. In June 2007, we sold the Laughlin Properties (Colorado Belle and Edgewater). In February 2007, we entered into an agreement to contribute Gold Strike and Nevada Landing (the “Jean Properties”) and surrounding land to a joint venture, and we closed Nevada Landing in March 2007. See “Liquidity and Capital Resources – Other Factors Affecting Liquidity.”
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
     As a resort-based company, our operating results are highly dependent on the volume of customers at our resorts, which in turn impacts the price we can charge for our hotel rooms and other amenities. We also generate a significant portion of our operating income from high-end gaming customers, which can cause variability in our results. Key performance indicators related to revenue are:
•	Casino revenue indicators – table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games win percentage is in the range of 18% to 22% of table games drop and our normal slots win percentage is in the range of 6.5% to 7.5% of slots handle;

•	Rooms revenue indicators – hotel occupancy (volume indicator); average daily rate (“ADR,” price indicator); revenue per available room (“REVPAR”), a summary measure of hotel results combining ADR and occupancy rate.

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
     Financial Results
     The following discussion is based on our consolidated financial statements for the three months ended March 31, 2008 and 2007. On a consolidated basis, the most important factors and trends contributing to our operating performance for the periods were:
•	The weakness in the United States economy, particularly the impacts on leisure travelers of: 1) the weak housing market; 2) credit concerns and related effect on housing sales and prices; 3) increase in travel costs due to higher gas prices; 4) overall weakness in the employment market; and 5) stock market volatility. Additionally, the convention and conference group market segment was impacted by cancellations and reduced attendance, leading to a 13% decrease in group room nights. These factors contributed to a decline in Las Vegas Strip REVPAR for the quarter, the first such decline since 2003. Other resort-based revenues were similarly impacted. Regional markets, such as Detroit and Mississippi, are being impacted by the current economic situation to a greater extent than the Las Vegas Market. See “Operating Results — Detailed Revenue Information.”

•	The closure of Monte Carlo from January 25, 2008 through February 14, 2008 due to a rooftop fire; additionally, a significant portion of Monte Carlo’s rooms and suites remained out of service through March 31, 2008. While we maintain insurance coverage for both property damage and business interruption, we do not record recovery of lost profits until all contingencies with the insurance claim have been resolved. Monte Carlo earned operating income of $8 million for the first quarter of 2008 compared to $28 million for the first quarter of 2007.

•	Our share of profits from MGM Grand Macau, which opened in December 2007.
     Our net revenue decreased 2% in the first quarter from the prior year period, due to the factors described above. Decreases in room prices and occupancy more than offset increased revenues from new restaurants and other amenities at several of our resorts, as well as increased revenues from the new casino and hotel at MGM Grand Detroit.
     Operating income decreased 23% for the quarter to $341 million as a result of the following factors: 1) an overall decrease in revenue, a significant element of which was the result of lower ADR; 2) while we were able to address staffing levels for volume decreases, those reductions were offset by increased wage rates and benefits; and 3) the increased costs of operating the larger MGM Grand Detroit. Our operating margin decreased from 23% to 18%. As discussed further below in “Operating Results — Details of Certain Charges,” during the first quarter of 2008 we had lower preopening and start-up expenses in the quarter. We have been reviewing our operating costs for several quarters, and most recently in April 2008 reduced our salaried management positions by over 400. We are working on several other initiatives to increase the efficiency of our operations and at MGM Grand Detroit, we continue to adjust costs following the opening, a normal process in the initial stages of a new operation.

     Operating Results – Detailed Revenue Information
     The following table presents details of our net revenues:

	Three Months Ended March 31,
		Percentage
	2008	Change	2007
	(In thousands)
Casino revenue, net:
Table games	$308,348	(5%)	$324,928
Slots	453,665	(1%)	457,433
Other	28,451	(4%)	29,578

Casino revenue, net	790,464	(3%)	811,939

Non-casino revenue:
Rooms	518,741	(6%)	549,004
Food and beverage	402,392	(4%)	417,449
Entertainment, retail and other	346,848	7%	324,568

Non-casino revenue	1,267,981	(2%)	1,291,021

	2,058,445	(2%)	2,102,960
Less: Promotional allowances	(174,812)	1%	(173,525)

	$1,883,633	(2%)	$1,929,435

     Table games revenue decreased primarily due to a 4% decrease in table games volume, including baccarat, at our Las Vegas Strip resorts. Table games hold percentages were above the mid-point of the Company’s normal range in both periods, and slightly higher in 2008. Slots revenue benefitted from a 9% increase at MGM Grand Detroit, though these results are below our long-term expectations for the resort, given the significant increase in capacity with the permanent casino. Slots revenue decreased 2% on the Las Vegas Strip, though flat excluding Monte Carlo, with increases at Bellagio, The Mirage, and Mandalay Bay offset by decreases at other resorts. Slots revenue decreased 5% at our Mississippi resorts; our mid-market resorts and resorts in regional markets were more severely impacted by the current economy.
     Room revenues decreased 6% overall, with a 4% decrease in Las Vegas Strip REVPAR. We had 44,000 fewer rooms available company-wide, 60,000 on the Las Vegas Strip, with the closure of Monte Carlo and current year room remodel activity offset partially by the new MGM Grand Detroit hotel and rooms back in service after 2007 room remodels. The following table shows key hotel statistics for our Las Vegas Strip resorts:

Three months ended March 31,	2008	2007

Occupancy %	93%	96%
Average Daily Rate (ADR)	$165	$169
Revenue per Available Room (REVPAR)	155	162
     While food and beverage revenue decreased as well – down 4% – entertainment revenue was flat, as our Cirque du Soleil production shows performed well and offset an events calendar with fewer concerts and sporting events in the 2008 quarter. Other revenue increased $26 million, or 21%, in the first quarter of 2008. This was due primarily to increased revenue at The Signature of MGM Grand – Tower 3 was not open in the 2007 quarter – and revenue related to reimbursement by CityCenter of costs we incur in managing the project’s development. For both of these items, the corresponding expenses are reflected in “Other” operating expenses, which also increased significantly in the quarter.
     Operating Results – Details of Certain Charges
     Preopening and start-up expenses were $5 million in the 2008 quarter versus $14 million in 2007. The current year amount consists largely of our portion of CityCenter’s preopening expenses.
     Property transactions, net consisted of the following:

Three months ended March 31,	2008	2007
	(In thousands)
Write-downs and impairments	$2,643	$5,097
Demolition costs	84	—
Net (gains) losses on sale or disposal of fixed assets	49	(78)

	$2,776	$5,019

     Write-downs and impairments in 2008 primarily related to a damaged marquee sign at Bellagio and assets written off in conjunction with retail store changes at Mandalay Bay.
     Write-downs and impairments in 2007 primarily related to the write-off of the carrying value of the Nevada Landing building assets due to its closure in March 2007.
     Operating Results – Income from Unconsolidated Affiliates
     Income from unconsolidated affiliates decreased by $7 million in the quarter, as our share of income from MGM Grand Macau (which opened in December 2007) – $10 million – was offset by several items: 1) Lower income at Borgata and Silver Legacy; 2) prior year profits from the unit sales at The Signature at MGM Grand of $8 million; and 3) our share of CityCenter’s preopening expenses in the current year while the project was wholly-owned in 2007.
     Non-operating Results
     Net interest expense decreased to $150 million in the 2008 first quarter from $184 million in the 2007 period. Gross interest was lower due to a combination of lower market interest rates and the decrease in average debt balances outstanding as a result of the net proceeds of approximately $3.7 billion from the CityCenter transaction and Dubai World stock sale in November 2007, offset by recent share repurchase activity. Capitalized interest decreased, as we are no longer capitalizing interest on our investment in MGM Grand Macau or the Detroit permanent casino, and capitalization of interest on our CityCenter investment was lower than our former capitalization of interest on CityCenter construction costs when the project was wholly-owned. These items were offset partially by new capitalized interest on MGM Grand Atlantic City construction and related land costs.
Liquidity and Capital Resources
     Cash Flows – Operating Activities
     Cash used in operations was $124 million for the three months ended March 31, 2008, compared to cash provided by operations of $256 million in the prior year period. The decrease was primarily due to the decrease in operating income and significant income tax payment made in the first quarter of 2008 related to the contribution of CityCenter to a joint venture. At March 31, 2008, we held cash and cash equivalents of $328 million.
     Cash Flows – Investing Activities
     Capital expenditures of $249 million in 2008 consisted of room remodel costs, primarily at The Mirage, TI, and Excalibur; trailing payments on the construction of MGM Grand Detroit; payments for corporate aircraft; payments for the showroom at Luxor that will feature a new show by Cirque du Soleil and Criss Angel; and other routine capital expenditures. Capital expenditures in 2007 included significant spending on the CityCenter and MGM Grand Detroit development projects as well as room remodel costs, payments for corporate aircraft, and other routine capital expenditures. We also funded $200 million of CityCenter’s construction costs during the first quarter of 2008 – see “Other Factors Affecting Liquidity.”
     Cash Flows – Financing Activities
     In the three months ended March 31, 2008, we borrowed net debt of $1.6 billion. In February 2008, we completed, along with a wholly-owned subsidiary of Dubai World, a joint tender offer to purchase 15 million shares of Company common stock at a price of $80 per share. The Company purchased 8.5 million shares at a total purchase price of $680 million. In addition, we repurchased 7 million shares of our common stock on the open market at a cost of $427 million during the three months ended March 31, 2008, leaving 2.6 million shares available under our current share repurchase authorization. We also repaid $180 million of 6.75% senior notes at maturity in February 2008. At March 31, 2008 our senior credit facility had an outstanding balance of $5.0 billion, with available liquidity of $1.9 billion.

     Other Factors Affecting Liquidity
     Long-term Debt Payable in 2008. We have a total of $196 million in senior notes that we expect to repay at maturity in 2008. In addition, holders of our $150 million of 7% debentures due 2036 will have the option to require us to repurchase such debt late in 2008.
     CityCenter. The estimated net project budget for CityCenter is $8.5 billion, after net residential proceeds of $2.7 billion. The gross project budget consists of $9.2 billion of construction costs (including capitalized interest), $1.7 billion of land, $0.2 billion of preopening expenses, and $0.1 billion of intangible assets.
     The joint venture expects to spend approximately $2.0 billion in construction costs during the remainder of 2008. During the three months ended March 31, 2008, we and Dubai World each made loans of $200 million to CityCenter to fund near-term construction costs. Subsequent to March 31, 2008, we and Dubai World each funded additional near-term construction costs and expect to fund additional costs on an as-needed basis. The joint venture is currently negotiating with its lenders to obtain project financing, and anticipates that such financing will include requirements to utilize the project assets as security for the financing. The other potential source of project financing is additional contributions from us and Dubai World, which require approval of the joint venture’s Board of Directors.
     MGM Grand Atlantic City Development. In October 2007, we announced plans for a multi-billion dollar resort complex on our 72-acre site in Atlantic City. The new resort, MGM Grand Atlantic City, is preliminarily estimated to cost approximately $4.5 to $5.0 billion, not including land and associated costs. The proposed resort would include three towers with more than 3,000 total rooms and suites, approximately 4,500 slot machines and 250 table games, approximately 500,000 square-feet of retail, an extensive convention center, and other typical resort amenities.
     Mashantucket Pequot Tribal Nation. We have entered into a series of agreements to implement a strategic alliance with the Mashantucket Pequot Tribal Nation (“MPTN”), which owns and operates Foxwoods Casino Resort in Ledyard, Connecticut. Under the strategic alliance, a new casino resort owned and operated by MPTN and adjacent to the existing Foxwoods casino resort will carry the “MGM Grand” brand name. The resort is scheduled to open in May 2008, and we are receiving a branding fee in connection with this agreement. We have also formed a jointly owned company with MPTN – Unity Gaming, LLC – to acquire or develop future gaming and non-gaming enterprises. We will provide a loan of up to $200 million to finance a portion of MPTN’s investment in future joint projects.
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
     As of March 31, 2008, long-term fixed rate borrowings represented approximately 61% of our total borrowings. Assuming a 100 basis-point change in LIBOR at March 31, 2008, our annual interest cost would change by approximately $50 million.

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
Item 4. Controls and Procedures
     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2008. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.
     During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant developments in any of the cases disclosed in our Form 10-K in the three months ended March 31, 2008.
Item 1A. Risk Factors
     A complete description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to those factors in the three months ended March 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. The following table includes information about our share repurchases for the quarter ended March 31, 2008:

			Shares Purchased	Maximum
	Total	Average	As Part of a	Shares Still
	Shares	Price Per	Publicly-Announced	Available for
	Purchased	Share	Program	Repurchase
January 1 – January 31, 2008	—	$—	—	18,150,000 (1)
February 1 – February 28, 2008	8,500,000	80.00	8,500,000	9,650,000 (1)
March 1 – March 31, 2008	7,017,486	60.85	7,017,486	2,632,514 (1)

	15,517,486		15,517,486

(1)	The December 2007 repurchase program was announced in December 2007 for up to 20 million shares with no expiration.
Item 6. Exhibits
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE
Date: May 9, 2008	By:	/s/ J. TERRENCE LANNI
J. Terrence Lanni
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President and Chief Financial Officer (Principal Financial Officer)