Form 10-Q
period 2008-06-30
MGM MIRAGE
filed 2008-08-11
CIK 789570

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 5, 2008
Common Stock, $.01 par value	276,362,589 shares

MGM MIRAGE AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS

Current assets
Cash and cash equivalents	$279,995	$416,124
Accounts receivable, net	366,133	412,933
Inventories	125,781	126,941
Income tax receivable	1,752	—
Deferred income taxes	72,437	63,453
Prepaid expenses and other	95,723	106,364

Total current assets	941,821	1,125,815

Property and equipment, net	16,924,342	16,870,898

Other assets
Investments in unconsolidated affiliates	2,504,529	2,482,727
Goodwill	1,262,922	1,262,922
Other intangible assets, net	360,502	362,098
Deposits and other assets, net	1,136,995	623,226

Total other assets	5,264,948	4,730,973

	$23,131,111	$22,727,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$164,055	$220,495
Construction payable	57,658	76,524
Income taxes payable	—	284,075
Accrued interest on long-term debt	190,322	211,228
Other accrued liabilities	875,226	932,365

Total current liabilities	1,287,261	1,724,687

Deferred income taxes	3,375,204	3,416,660
Long-term debt	13,010,813	11,175,229
Other long-term obligations	371,518	350,407

Commitments and contingencies (Note 5)

Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares; issued 369,110,366 and 368,395,926 shares; outstanding 276,333,339 and 293,768,899 shares	3,691	3,684
Capital in excess of par value	3,996,481	3,951,162
Treasury stock, at cost: 92,777,027 and 74,627,027 shares	(3,355,963)	(2,115,107)
Retained earnings	4,451,855	4,220,408
Accumulated other comprehensive income (loss)	(9,749)	556

Total stockholders’ equity	5,086,315	6,060,703

	$23,131,111	$22,727,686

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Casino	$742,183	$773,931	$1,532,647	$1,585,870
Rooms	523,530	555,107	1,042,271	1,104,111
Food and beverage	431,563	424,717	833,955	842,166
Entertainment	138,030	143,237	272,868	277,485
Retail	68,818	79,072	132,855	147,322
Other	155,984	134,760	303,957	256,830

	2,060,108	2,110,824	4,118,553	4,213,784
Less: Promotional allowances	(164,389)	(174,408)	(339,201)	(347,933)

	1,895,719	1,936,416	3,779,352	3,865,851

Expenses
Casino	$400,979	$401,342	$817,542	$813,134
Rooms	139,736	137,078	276,533	272,263
Food and beverage	246,799	240,701	483,071	476,405
Entertainment	98,286	103,389	193,950	200,632
Retail	42,495	48,830	85,659	92,574
Other	96,196	75,252	188,760	144,060
General and administrative	323,811	329,711	644,185	641,385
Corporate expense	26,621	43,668	59,071	77,623
Preopening and start-up expenses	6,957	14,148	12,121	28,424
Restructuring costs	—	—	329	—
Property transactions, net	(118)	2,407	2,658	7,426
Depreciation and amortization	197,218	167,509	391,557	335,786

	1,578,980	1,564,035	3,155,436	3,089,712

Income from unconsolidated affiliates	17,045	96,592	51,156	137,967

Operating income	333,784	468,973	675,072	914,106

Non-operating income (expense)
Interest income	3,680	5,509	7,146	8,166
Interest expense, net	(145,304)	(183,429)	(295,093)	(367,440)
Non-operating items from unconsolidated affiliates	(7,288)	(4,714)	(17,179)	(9,820)
Other, net	(1,564)	(804)	(1,334)	(3,532)

	(150,476)	(183,438)	(306,460)	(372,626)

Income from continuing operations before income taxes	183,308	285,535	368,612	541,480
Provision for income taxes	(70,207)	(102,637)	(137,165)	(195,572)

Income from continuing operations	113,101	182,898	231,447	345,908

Discontinued operations
Income from discontinued operations	—	2,615	—	10,461
Gain on disposal of discontinued operations	—	263,881	—	263,881
Provision for income taxes	—	(89,222)	—	(91,905)

	—	177,274	—	182,437

Net income	$113,101	$360,172	$231,447	$528,345

Basic earnings per share of common stock
Income from continuing operations	$0.41	$0.64	$0.82	$1.22
Discontinued operations	—	0.63	—	0.64

Net income per share	$0.41	$1.27	$0.82	$1.86

Diluted earnings per share of common stock
Income from continuing operations	$0.40	$0.62	$0.79	$1.17
Discontinued operations	—	0.60	—	0.62

Net income per share	$0.40	$1.22	$0.79	$1.79

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net income	$231,447	$528,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	391,557	335,786
Amortization of debt discounts, premiums and issuance costs	1,023	(3,688)
Provision for doubtful accounts	39,168	19,004
Stock-based compensation	20,795	23,775
Business interruption insurance – lost profits	(9,146)	—
Business interruption insurance – costs recovery	(26,645)	(3,231)
Property transactions, net	2,658	7,426
Gain on disposal of discontinued operations	—	(263,881)
Income from unconsolidated affiliates	(22,821)	(121,274)
Distributions from unconsolidated affiliates	45,204	90,487
Deferred income taxes	(26,757)	(36,911)
Change in current assets and liabilities
Accounts receivable	7,631	10,265
Inventories	1,160	(7,605)
Income taxes receivable and payable	(284,486)	129,464
Prepaid expenses and other	10,641	20,802
Accounts payable and accrued liabilities	(133,513)	(22,883)
Increase in real estate under development	—	(172,995)
Residential sales deposits	—	121,748
Business interruption insurance recoveries	28,891	19,751
Other	(20,394)	3,663

Net cash provided by operating activities	256,413	678,048

Cash flows from investing activities
Capital expenditures, net of construction payable	(479,207)	(1,790,709)
Dispositions of property and equipment	99	15,184
Proceeds from disposal of discontinued operations, net	—	578,873
Purchase of The M Resort LLC convertible note	—	(160,000)
Investments in unconsolidated affiliates	(57,689)	(10,211)
Advances to CityCenter for development costs	(500,000)	—
Property damage insurance recoveries	21,109	55,249
Other	(34)	(17,384)

Net cash used in investing activities	(1,015,722)	(1,328,998)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities — maturities of 90 days or less	334,250	(460,200)
Borrowings under bank credit facilities – maturities longer than 90 days	5,190,000	2,750,000
Repayments under bank credit facilities – maturities longer than 90 days	(3,500,000)	(1,750,000)
Issuance of senior notes	—	750,000
Retirement of senior notes	(180,442)	(710,000)
Debt issuance costs	—	(6,187)
Issuance of common stock upon exercise of stock options	11,331	52,898
Purchases of common stock	(1,240,857)	(174,586)
Excess tax benefits from stock-based compensation	8,898	44,450
Other	—	(725)

Net cash provided by financing activities	623,180	495,650

Cash and cash equivalents
Net decrease for the period	(136,129)	(155,300)
Balance, beginning of period	416,124	452,944

Balance, end of period	279,995	297,644

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$314,976	$359,718
Federal, state and foreign income taxes paid, net of refunds	435,972	146,594

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
     Organization. MGM MIRAGE (the “Company”) is a Delaware corporation incorporated on January 29, 1986. As of June 30, 2008, approximately 54% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. As a result, Tracinda Corporation has the ability to elect the Company’s entire Board of Directors and determine the outcome of other matters submitted to the Company’s stockholders, such as the approval of significant transactions. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, owns and/or operates casino resorts.
     The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, Mandalay Bay, The Mirage, Luxor, Treasure Island (“TI”), New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas and Slots-A-Fun. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of over 1,500 units. Other Nevada operations include Circus Circus Reno, Gold Strike in Jean, and Railroad Pass in Henderson. The Company has a 50% investment in Silver Legacy in Reno, which is adjacent to Circus Circus Reno. The Company also owns Shadow Creek, an exclusive golf course located approximately ten miles north of its Las Vegas Strip resorts, and the Primm Valley Golf Club at the California/Nevada state line.
     In April 2007, the Company completed the sale of Buffalo Bill’s, Primm Valley, and Whiskey Pete’s casino resorts (the “Primm Valley Resorts”), not including the Primm Valley Golf Club, for net proceeds of approximately $398 million. In June 2007, the Company completed the sale of the Colorado Belle and Edgewater in Laughlin (the “Laughlin Properties”), for net proceeds of approximately $199 million. In February 2007, the Company entered into an agreement to contribute Gold Strike, Nevada Landing (closed in March 2007) and surrounding land to a joint venture. In June 2008, the parties decided not to move forward with the joint venture in light of current market conditions, and in July 2008, the parties terminated the joint venture agreement. See Note 2 for further discussion of these transactions.
     The Company is a 50% owner of CityCenter, a mixed-use development on the Las Vegas Strip between Bellagio and Monte Carlo, expected to open in late 2009. CityCenter will feature a 4,000-room casino resort; two 400-room non-gaming boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 425,000 square feet of retail shops, dining and entertainment venues in The Crystals retail complex; and approximately 2.3 million square feet of residential space in approximately 2,700 luxury condominium and condominium-hotel units in multiple towers. The estimated net project budget for CityCenter is $8.6 billion, after net residential proceeds of $2.7 billion. The gross project budget consists of $9.3 billion of construction costs (including capitalized interest), $1.7 billion of land, $0.2 billion of preopening expenses, and $0.1 billion of intangible assets. The other 50% of CityCenter is owned by Infinity World Development Corp., a wholly-owned subsidiary of Dubai World. The Company is managing the development of CityCenter and, upon completion of construction, will manage the operations of CityCenter for a fee. The Company owned 100% of CityCenter until November 2007.
     The Company and its local partners own and operate MGM Grand Detroit, which recently opened a new permanent hotel and casino complex in Detroit, Michigan. The interim facility closed on September 30, 2007 and the new casino resort opened on October 2, 2007. The Company also owns and operates two resorts in Mississippi – Beau Rivage in Biloxi, which includes the Fallen Oak golf course, and Gold Strike Tunica.
     The Company has 50% interests in three casino resorts outside of Nevada: Grand Victoria, Borgata and MGM Grand Macau (through its 50% ownership of MGM Grand Paradise Limited). Grand Victoria is a riverboat casino in Elgin, Illinois – an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Borgata is located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. MGM Grand Macau opened on December 18, 2007. Pansy Ho Chiu-King owns the other 50% of MGM Grand Paradise Limited.
     The Company owns additional land adjacent to Borgata, a portion of which is planned for a wholly-owned development, MGM Grand Atlantic City, preliminarily estimated to cost approximately $4.5 – $5.0 billion excluding land and associated costs. The proposed resort would include three towers with more than 3,000 rooms and suites, approximately 4,500 slot machines and 250 table games, extensive retail and convention and meeting facilities, and other typical resort amenities.
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

     Non-refundable insurance recoveries received in excess of the net book value of damaged assets, clean-up and demolition costs, and post-event costs are recognized as income in the period received or committed based on the Company’s estimate of the total claim for property damage (recorded as “Property transactions, net”) and business interruption (recorded as a reduction of “General and administrative” expenses) compared to the recoveries received at that time. All post-event costs and expected recoveries are recorded net within “General and administrative” expenses, except for depreciation of non-damaged assets, which is classified as “Depreciation and amortization.”
     Insurance recoveries are classified in the statement of cash flows based on the coverage to which they relate. Recoveries related to business interruption are classified as operating cash flows and recoveries related to property damage are classified as investing cash flows. However, the Company’s insurance policy includes undifferentiated coverage for both property damage and business interruption. Therefore, the Company classifies insurance recoveries as being related to property damage until the full amount of damaged assets and demolition costs are recovered, and classifies additional recoveries up to the amount of post-event costs incurred as being related to business interruption. Insurance recoveries beyond that amount are classified as operating or investing cash flows based on the Company’s estimated allocation of the total claim.
     The following table shows the income statement impact of the Monte Carlo fire:

	Three Months		Six Months
For the periods ended June 30,	2008	2007	2008	2007
		(In thousands)
Reduction of general and administrative expenses	$9,146	$—	$9,146	$—

Reduction of property transactions, net	$9,639	$—	$9,639	$—

     The following table shows the cash flow statement impact of insurance proceeds from Hurricane Katrina and the Monte Carlo fire:

	Six Months
For the periods ended June 30,	2008	2007
	(In thousands)
Cash flows from operating activities:
Hurricane Katrina	$—	$19,751
Monte Carlo fire	28,891	—

	$28,891	$19,751

Cash flows from investing activities:
Hurricane Katrina	$—	$55,249
Monte Carlo fire	21,109	—

	$21,109	$55,249

     Hurricane Katrina. The Company reached final settlement agreements with its insurance carriers related to Hurricane Katrina in late 2007. In total, the Company received insurance recoveries of $635 million, which exceeded the $265 million net book value of damaged assets and post-storm costs incurred. The Company recognized the $370 million of insurance recoveries in income in 2007 and 2006.
     Monte Carlo fire. As of June 30, 2008, the Company had received $50 million of proceeds from its insurance carriers related to the Monte Carlo fire. Through June 30, 2008, the Company recorded a write-down of $4 million related to the net book value of damaged assets, demolition costs of $7 million, and operating costs of $20 million. As of June 30, 2008, the Company had no receivable or payable from its insurance carriers.
     Goodwill and indefinite-lived intangible assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on the Company’s budgeted future results discounted using the Company’s weighted average cost of capital and market indicators of terminal year free cash flow multiples. Indefinite-lived intangible assets consist primarily of license rights and trademarks which are tested for impairment using the relief-from-royalty method.
     Fair value measurement. The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), on January 1, 2008. SFAS 157 establishes a framework for measuring the fair value of financial assets and liabilities and requires certain disclosures about fair value.  The Company’s only significant assets and liabilities affected by the adoption of SFAS 157 are:
1)	Marketable securities held in connection with the Company’s deferred compensation and supplemental executive retirement plans, and the plans’ corresponding liabilities. As of June 30, 2008, the assets and liabilities related to these plans each totaled $146 million, measured entirely using “Level 1” inputs under SFAS 157, which are observable inputs for identical assets such as quoted prices in an active market.

2)	The Company’s investment in The M Resort LLC convertible note. As of June 30, 2008, the carrying value of the convertible note was $155 million, including accrued interest, and the fair value of the embedded call option remained at $0, measured using “Level 2” and “Level 3” inputs under SFAS 157. Level 2 inputs are observable inputs for similar assets, including interest rates for similar investments. Level 3 inputs are unobservable inputs, such as estimates of future cash flows.
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
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments – which include only normal recurring adjustments – necessary to present fairly the Company’s financial position as of June 30, 2008, the results of its operations for the three and six month periods ended June 30, 2008 and 2007, and its cash flows for the six month periods ended June 30, 2008 and 2007. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications, which have no effect on previously reported net income, have been made to the 2007 financial statements to conform to the 2008 presentation. Substantially all of the prior year reclassifications relate to the classification of meals provided free to employees as a “general and administrative” expense, while in past periods the cost of these meals was charged to each operating department. The total amount reclassified to general and administrative expenses for the three and six months ended June 30, 2007 was $27 million and $54 million, respectively.
NOTE 2 — ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
     The sale of the Primm Valley Resorts in April 2007 resulted in a pre-tax gain of $202 million. The sale of the Laughlin Properties in June 2007 resulted in a pre-tax gain of $64 million. The results of the Laughlin Properties and Primm Valley Resorts are classified as discontinued operations in the accompanying consolidated statements of income for all periods presented. The cash flows of discontinued operations are included with the cash flows of continuing operations in the accompanying consolidated statements of cash flows.
     Other information related to discontinued operations is as follows:

	Three Months		Six Months
For the periods ended June 30,	2008	2007	2008	2007
	(In thousands)
Net revenues of discontinued operations	$—	$31,970	$—	$128,619
Interest allocated to discontinued operations (based on the ratio of net assets of discontinued operations to total consolidated net assets and debt)	—	1,420	—	5,844
     The assets and liabilities of the Jean Properties were classified as held for sale until June 30, 2008. Such assets and liabilities were reclassified back to assets held for use for all periods presented because they no longer met the criteria for presentation as held for sale. No impairment of the Jean Properties was indicated at the time of the reclassification back to assets held for use. Nevada Landing closed in March 2007 and the carrying values of its building assets were written-off. These amounts are included in “Property transactions, net” in the accompanying consolidated statements of income for the six months ended June 30, 2007.
NOTE 3 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
     Investments in unconsolidated affiliates consisted of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$1,455,193	$1,421,480
Marina District Development Company – Borgata (50%)	455,037	453,277
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	296,035	297,328
MGM Grand Paradise Limited – Macau (50%)	254,014	258,298
Circus and Eldorado Joint Venture – Silver Legacy (50%)	28,893	35,152
Turnberry/MGM Grand Towers – The Signature at MGM Grand (50%)	5,651	5,651
Other	9,706	11,541

	$2,504,529	$2,482,727

      CityCenter expects to spend approximately $1.5 billion in construction costs during the remainder of 2008. During the six months ended June 30, 2008, the Company and Dubai World each made loans of $500 million to CityCenter to fund near-term construction costs. Subsequent to June 30, 2008, the Company and Dubai World each funded additional near-term construction costs, and each expects to fund additional costs on an as-needed basis. The joint venture is currently negotiating with its lenders to obtain project financing, and anticipates that such financing will include requirements to utilize the project assets as security for the financing. The other potential source of project financing is additional contributions from the Company and Dubai World, which require approval of the joint venture’s Board of Directors.
     During the three and six months ended June 30, 2008, the Company incurred $12 million and $25 million, respectively, of costs reimbursable by CityCenter, primarily employee compensation, residential sales costs, and certain allocated costs. Such costs are recorded as “Other” operating expenses, and the reimbursement of such costs is recorded as “Other” revenue, in the accompanying consolidated statements of income.
     The Company recorded the following related to its share of profits from The Signature at MGM Grand:

	Three Months		Six Months
For the periods ended June 30,	2008	2007	2008	2007
	(In thousands)
Income from joint venture	$—	$57,370	$—	$64,757
Gain on land previously deferred	—	5,547	—	6,445
Other income	—	575	—	598

	$—	$63,492	$—	$71,800

     The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months		Six Months
For the periods ended June 30,	2008	2007	2008	2007
		(In thousands)
Income from unconsolidated affiliates	$17,045	$96,592	$51,156	$137,967
Preopening and start-up expenses	(6,350)	(3,641)	(11,156)	(6,873)
Non-operating items from unconsolidated affiliates	(7,288)	(4,714)	(17,179)	(9,820)

	$3,407	$88,237	$22,821	$121,274

NOTE 4 — LONG-TERM DEBT
     Long-term debt consisted of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
Senior credit facility	$5,253,800	$3,229,550
$180.4 million 6.75% senior notes, due 2008, net	—	180,085
$196.2 million 9.5% senior notes, due 2008, net	196,792	200,203
$226.3 million 6.5% senior notes, due 2009, net	227,043	227,356
$1.05 billion 6% senior notes, due 2009, net	1,051,865	1,052,577
$297.6 million 9.375% senior subordinated notes, due 2010, net	309,407	312,807
$825 million 8.5% senior notes, due 2010, net	823,935	823,689
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$132.4 million 6.375% senior notes, due 2011, net	133,211	133,320
$550 million 6.75% senior notes, due 2012	550,000	550,000
$150 million 7.625% senior subordinated debentures, due 2013, net	154,325	154,679
$500 million 6.75% senior notes, due 2013	500,000	500,000
$525 million 5.875% senior notes, due 2014, net	523,219	523,089
$875 million 6.625% senior notes, due 2015, net	878,955	879,173
$250 million 6.875% senior notes, due 2016,	250,000	250,000
$750 million 7.5% senior notes, due 2016	750,000	750,000
$100 million 7.25% senior debentures, due 2017, net	85,006	84,499
$750 million 7.625% senior notes, due 2017	750,000	750,000
Floating rate convertible senior debentures, due 2033	8,472	8,472
$150 million 7% debentures, due 2036, net	155,801	155,835
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	4,717	5,630

	$13,010,813	$11,175,229

     Amounts due within one year of the balance sheet date are classified as long-term in the accompanying consolidated balance sheets because the Company has both the intent and ability to repay these amounts with available borrowings under the senior credit facility. Interest expense, net consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2008	2007	2008	2007
	(In thousands)
Total interest incurred	$184,311	$237,808	$373,379	$471,060
Interest capitalized	(39,007)	(52,959)	(78,286)	(97,776)
Interest allocated to discontinued operations	—	(1,420)	—	(5,844)

	$145,304	$183,429	$295,093	$367,440

     The senior credit facility has a total capacity of $7 billion, which matures in 2011. The Company has the ability to solicit additional lender commitments to increase the capacity to $8 billion. The components of the senior credit facility include a term loan facility of $2.5 billion and a revolving credit facility of $4.5 billion. At June 30, 2008, the Company had approximately $1.7 billion of available borrowing capacity under the senior credit facility.
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
     The Company’s long-term debt obligations contain customary covenants requiring the Company to maintain certain financial ratios. At June 30, 2008, the Company was required to maintain a maximum leverage ratio (debt to EBITDA, as defined) of 6.5:1 and a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.0:1. At June 30, 2008, the Company’s leverage and interest coverage ratios were 3.7:1 and 4.3:1, respectively.
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
     Guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At June 30, 2008, the Company had provided $85 million of total letters of credit, including $50 million to support bonds issued by the Economic Development Corporation of the City of Detroit which are recorded as a liability of the Company.
     Litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position or results of operations.
     Sales and use tax on complimentary meals. In March 2008, the Nevada Supreme Court ruled, in a case involving another casino company, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from sales and use tax. The Company had previously paid use tax on these items and has generally filed for refunds for the periods from January 2001 to February 2008 related to this matter. The amount subject to these refunds, including amounts related to the Mandalay Resort Group properties prior to the Company’s 2005 acquisition of Mandalay Resort Group, is approximately $33 million.

     The Nevada Department of Taxation filed a petition for rehearing, which the Nevada Supreme Court announced in July 2008 it would not grant. As of June 30, 2008, the Company had not recorded income related to this matter since it was still subject to court action, and the Company is currently evaluating the impact of the Nevada Supreme Court decision not to rehear the case. However, the Company is claiming the exemption on sales and use tax returns for periods after February 2008 in light of the Nevada Supreme Court decision.
NOTE 6 — INCOME PER SHARE OF COMMON STOCK
     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2008	2007	2008	2007
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	277,468	283,849	283,205	283,933
Potential dilution from stock options, stock appreciation rights and restricted stock	7,147	11,383	8,303	11,469

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	284,615	295,232	291,508	295,402

Anti-dilutive securities excluded from the calculation of diluted earnings per share	5,027	1,208	4,338	979

NOTE 7 — COMPREHENSIVE INCOME
     Comprehensive income consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2008	2007	2008	2007
	(In thousands)
Net income	$113,101	$360,172	$231,447	$528,345
Valuation adjustment to M Resort convertible note, net of tax	(7,221)	—	(7,221)	—
Currency translation adjustment	31	485	(3,084)	503
Other	107	—	—	—

	$106,018	$360,657	$221,142	$528,848

NOTE 8 — STOCKHOLDERS’ EQUITY
     Tender Offer. In February 2008, the Company and a wholly-owned subsidiary of Dubai World completed a joint tender offer to purchase 15 million shares of Company common stock at a price of $80 per share. The Company purchased 8.5 million shares at a total purchase price of $680 million.
     Stock repurchases. In addition to the tender offer, the Company repurchased 9.7 million shares of common stock at a total cost of $561 million during the six months ended June 30, 2008. As of June 30, 2008, the Company had completed its December 2007 share repurchase authorization and had not repurchased any shares under a new 20 million share authorization approved by the Company’s Board of Directors in May 2008. In the six months ended June 30, 2007, the Company repurchased 2.5 million shares of common stock at a total cost of $175 million.
NOTE 9 — STOCK-BASED COMPENSATION
     The Company adopted an omnibus incentive plan in 2005 which allows it to grant stock options, stock appreciation rights (“SARs”), restricted stock, and other stock-based awards to eligible directors, officers and employees of the Company and its subsidiaries. The plans are administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has discretion under the omnibus plan regarding which type of awards to grant, the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:
•	The omnibus plan allowed for the issuance of up to 20 million shares or share-based awards;

•	For stock options and SARs, the exercise price of the award must be at least equal to the fair market value of the stock on the date of grant and the maximum term of such an award is 10 years.

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
     As of June 30, 2008, the aggregate number of share-based awards available for grant under the omnibus plan was 1.6 million. A summary of activity under the Company’s share-based payment plans for the six months ended June 30, 2008 is presented below:
Stock options and stock appreciation rights

		Weighted
		Average
	Shares	Exercise
	(000’s)	Price
Outstanding at January 1, 2008	26,674	$31.90
Granted	1,720	60.86
Exercised	(714)	16.09
Forfeited or expired	(185)	48.15

Outstanding at June 30, 2008	27,495	34.00

Exercisable at June 30, 2008	16,482	23.52

     As of June 30, 2008, there was a total of $115 million of unamortized compensation related to stock options and stock appreciation rights expected to vest, which is expected to be recognized over a weighted-average period of 2.3 years. The following table includes additional information related to stock options and SARs:

Six months ended June 30,	2008	2007
	(In thousands)
Intrinsic value of stock options and SARs exercised	$30,555	$150,479
Income tax benefit from stock options and SARs exercised	10,136	50,224
Proceeds from stock option exercises	11,331	52,898
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
     The following table shows information about compensation cost recognized:

	Three Months		Six Months
For the periods ended June 30,	2008	2007	2008	2007
	(In thousands)
Compensation cost	$9,627	$10,197	$20,869	$24,330
Less: Compensation cost capitalized	(35)	(249)	(74)	(555)

Compensation cost recognized as expense	9,592	9,948	20,795	23,775
Less: Related tax benefit	(3,279)	(3,435)	(7,126)	(8,232)

Compensation expense, net of tax benefit	$6,313	$6,513	$13,669	$15,543

     Compensation cost for stock options and stock appreciation rights was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Three Months		Six Months
For the periods ended June 30,	2008	2007	2008	2007

Expected volatility	41%	29%	39%	29%
Expected term	4.5 years	4.1 years	4.5 years	4.1 years
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.9%	5.0%	2.6%	4.7%
Forfeiture rate	3.4%	4.6%	3.4%	4.6%
Weighted-average fair value of options granted	$20.03	$23.66	$21.80	$21.67

NOTE 10 — PROPERTY TRANSACTIONS, NET
     Net property transactions consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2008	2007	2008	2007
	(In thousands)
Write downs and impairments	$5,794	$2,716	$8,023	$7,813
Demolition costs	3,672	—	4,169	—
Monte Carlo fire insurance recoveries	(9,639)	—	(9,639)	—
Net (gains) losses on sale or disposal of fixed assets	55	(309)	105	(387)

	$(118)	$2,407	$2,658	$7,426

     Write-downs and impairments in 2008 primarily related to a damaged marquee sign at Bellagio, assets written off in conjunction with retail store changes at Mandalay Bay, and discontinued capital projects. Demolition costs in 2008 relate largely to room remodel activity.
     Write-downs and impairments in 2007 primarily related to the write-off of the carrying value of the building assets of Nevada Landing which closed in March 2007.
NOTE 11 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION
     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC, foreign subsidiaries, and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of June 30, 2008 and December 31, 2007 and for the three and six month periods ended June 30, 2008 and 2007 is as follows:
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of June 30, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$89,738	$803,666	$48,417	$—	$941,821
Property and equipment, net	—	16,167,816	768,498	(11,972)	16,924,342
Investments in subsidiaries	19,670,951	334,252	—	(20,005,203)	—
Investments in unconsolidated affiliates	—	2,250,516	254,013	—	2,504,529
Other non-current assets	229,717	2,415,187	115,515	—	2,760,419

	$19,990,406	$21,971,437	$1,186,443	$(20,017,175)	$23,131,111

Current liabilities	$156,424	$1,093,746	$37,091	$—	$1,287,261
Intercompany accounts	(18,009)	(177,558)	195,567	—	—
Deferred income taxes	3,375,204	—	—	—	3,375,204
Long-term debt	11,281,173	1,279,040	450,600	—	13,010,813
Other long-term obligations	109,299	208,601	53,618	—	371,518
Stockholders’ equity	5,086,315	19,567,608	449,567	(20,017,175)	5,086,315

	$19,990,406	$21,971,437	$1,186,443	$(20,017,175)	$23,131,111

	As of December 31, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$81,379	$983,836	$60,600	$—	$1,125,815
Property and equipment, net	—	16,091,836	791,034	(11,972)	16,870,898
Investments in subsidiaries	19,169,892	484,047	—	(19,653,939)	—
Investments in unconsolidated affiliates	—	2,224,429	258,298	—	2,482,727
Other non-current assets	244,857	1,892,685	110,704	—	2,248,246

	$19,496,128	$21,676,833	$1,220,636	$(19,665,911)	$22,727,686

Current liabilities	$459,968	$1,217,506	$47,213	$—	$1,724,687
Intercompany accounts	125,094	(396,080)	270,986	—	—
Deferred income taxes	3,416,660	—	—	—	3,416,660
Long-term debt	9,347,527	1,467,152	360,550	—	11,175,229
Other long-term obligations	86,176	209,554	54,677	—	350,407
Stockholders’ equity	6,060,703	19,178,701	487,210	(19,665,911)	6,060,703

	$19,496,128	$21,676,833	$1,220,636	$(19,665,911)	$22,727,686

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended June 30, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,744,181	$151,538	$—	$1,895,719
Equity in subsidiaries’ earnings	316,206	12,293	—	(328,499)	—
Expenses:
Casino and hotel operations	3,437	935,849	85,205	—	1,024,491
General and administrative	2,317	295,714	25,780	—	323,811
Corporate expense	3,565	23,046	10	—	26,621
Preopening and start-up expenses	—	7,016	(59)	—	6,957
Property transactions, net	(5,372)	5,254	—	—	(118)
Depreciation and amortization	(449)	183,369	14,298	—	197,218

	3,498	1,450,248	125,234	—	1,578,980

Income from unconsolidated affiliates	—	21,185	(4,140)	—	17,045

Operating income	312,708	327,411	22,164	(328,499)	333,784
Interest income (expense), net	(127,449)	(11,322)	(2,853)	—	(141,624)
Other, net	(3,815)	632	(5,669)	—	(8,852)

Income before income taxes	181,444	316,721	13,642	(328,499)	183,308
Provision for income taxes	(68,343)	(515)	(1,349)	—	(70,207)

Net income	$113,101	$316,206	$12,293	$(328,499)	$113,101

	For the Three Months Ended June 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,825,946	$110,470	$—	$1,936,416
Equity in subsidiaries’ earnings	620,781	18,239	—	(639,020)	—
Expenses:
Casino and hotel operations	3,357	940,928	62,307	—	1,006,592
General and administrative	2,248	310,619	16,844	—	329,711
Corporate expense	6,304	37,364	—	—	43,668
Preopening and start-up expenses	172	7,669	6,307	—	14,148
Property transactions, net	(472)	2,880	(1)	—	2,407
Depreciation and amortization	449	161,148	5,912	—	167,509

	12,058	1,460,608	91,369	—	1,564,035

Income from unconsolidated affiliates	—	96,592	—	—	96,592

Operating income	608,723	480,169	19,101	(639,020)	468,973
Interest income (expense), net	(153,993)	(24,062)	135	—	(177,920)
Other, net	257	(5,775)	—	—	(5,518)

Income from continuing operations before income taxes	454,987	450,332	19,236	(639,020)	285,535
Provision for income taxes	(93,892)	(7,748)	(997)	—	(102,637)

Income from continuing operations	361,095	442,584	18,239	(639,020)	182,898
Discontinued operations	(923)	178,197	—	—	177,274

Net income	$360,172	$620,781	$18,239	$(639,020)	$360,172

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Six Months Ended June 30, 2008
			Guarantor	Non-Guarantor
	Parent		Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$		$3,478,168	$301,184	$—	$3,779,352
Equity in subsidiaries’ earnings		622,939	31,213	—	(654,152)	—
Expenses:
Casino and hotel operations		7,199	1,868,828	169,488	—	2,045,515
General and administrative		5,042	585,110	54,033	—	644,185
Corporate expense		7,996	50,675	400	—	59,071
Preopening and start-up expenses		—	11,986	135	—	12,121
Restructuring costs		—	329	—	—	329
Property transactions, net		(5,652)	8,302	8	—	2,658
Depreciation and amortization		—	362,908	28,649	—	391,557

		14,585	2,888,138	252,713	—	3,155,436

Income from unconsolidated affiliates		—	45,403	5,753	—	51,156

Operating income		608,354	666,646	54,224	(654,152)	675,072
Interest income (expense), net		(247,310)	(33,590)	(7,047)	—	(287,947)
Other, net		—	(5,221)	(13,292)	—	(18,513)

Income before income taxes		361,044	627,835	33,885	(654,152)	368,612
Provision for income taxes		(129,597)	(4,896)	(2,672)	—	(137,165)

Net income		$231,447	$622,939	$31,213	$(654,152)	$231,447

	For the Six Months Ended June 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$3,639,247	$226,604	$—	$3,865,851
Equity in subsidiaries’ earnings	1,052,131	43,161	—	(1,095,292)	—
Expenses:
Casino and hotel operations	7,107	1,865,955	126,006	—	1,999,068
General and administrative	6,294	603,018	32,073	—	641,385
Corporate expense	12,038	65,585	—	—	77,623
Preopening and start-up expenses	364	16,612	11,448	—	28,424
Property transactions, net	—	7,426	—	—	7,426
Depreciation and amortization	898	323,014	11,874	—	335,786

	26,701	2,881,610	181,401	—	3,089,712

Income from unconsolidated affiliates	—	137,967	—	—	137,967

Operating income	1,025,430	938,765	45,203	(1,095,292)	914,106
Interest income (expense), net	(311,356)	(47,936)	18	—	(359,274)
Other, net	722	(14,065)	(9)	—	(13,352)

Income from continuing operations before income taxes	714,796	876,764	45,212	(1,095,292)	541,480
Provision for income taxes	(182,652)	(10,869)	(2,051)	—	(195,572)

Income from continuing operations	532,144	865,895	43,161	(1,095,292)	345,908
Discontinued operations	(3,799)	186,236	—	—	182,437

Net income	$528,345	$1,052,131	$43,161	$(1,095,292)	$528,345

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Six Months Ended June 30, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(720,045)	$930,239	$46,219	$—	$256,413
Net cash used in investing activities	—	(1,003,115)	(9,857)	(2,750)	(1,015,722)
Net cash provided by (used in) financing activities	718,371	(55,510)	(42,431)	2,750	623,180

	For the Six Months Ended June 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(488,641)	$1,113,618	$53,071	$—	$678,048
Net cash used in investing activities	—	(1,153,149)	(173,412)	(2,437)	(1,328,998)
Net cash provided by (used in) financing activities	492,027	(97,791)	98,977	2,437	495,650

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Overview
     At June 30, 2008, our primary operations consisted of 17 wholly-owned casino resorts and 50% investments in four other casino resorts, including:

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
     MGM Grand Las Vegas includes The Signature at MGM Grand, a condominium hotel consisting of over 1,500 units in three towers which we manage as a hotel. Other operations include the Shadow Creek golf course in North Las Vegas; the Primm Valley Golf Club at the California/Nevada state line; and Fallen Oak golf course in Saucier, Mississippi. In addition, we own 50% of CityCenter Holdings, LLC which is developing CityCenter, a mixed-use development on the Las Vegas Strip between Bellagio and Monte Carlo, expected to open in late 2009. CityCenter will feature a 4,000-room casino resort; two 400-room non-gaming boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 425,000 square feet of retail shops, dining and entertainment venues in The Crystals retail complex; and approximately 2.3 million square feet of residential space in approximately 2,700 luxury condominium and condominium-hotel units in multiple towers. The other 50% of CityCenter is owned by Infinity World Development Corp., a wholly-owned subsidiary of Dubai World. We are managing the development of CityCenter and, upon completion of construction, will manage the operations of CityCenter for a fee. We owned 100% of CityCenter until November 2007.
     In April 2007, we sold the Primm Valley Resorts (Whiskey Pete’s, Buffalo Bill’s and Primm Valley Resort in Primm, Nevada), not including the Primm Valley Golf Club. In June 2007, we sold the Laughlin Properties (Colorado Belle and Edgewater).
     We operate in one reporting segment, the operation of casino resorts, which includes offering gaming, hotel, dining, entertainment, retail and other resort amenities. Over half of our net revenue is derived from non-gaming activities, a higher percentage than many of our competitors, as our operating philosophy is to provide a complete resort experience for our guests, including non-gaming amenities which command a premium price based on their quality. Our significant convention and meeting facilities allow us to maximize hotel occupancy and customer volumes during off-peak times such as mid-week or during traditionally slower leisure travel periods, which also leads to better labor utilization. We believe that we own several of the premier casino resorts in the world, and a main focus of our strategy is to continually reinvest in these resorts to maintain that competitive advantage.
     As a resort-based company, our operating results are highly dependent on the volume of customers at our resorts, which in turn impacts the price we can charge for our hotel rooms and other amenities. We also generate a significant portion of our operating income from high-end gaming customers, which can cause variability in our results. Key performance indicators related to revenue are:
•	Casino revenue indicators – table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our table games win percentage is normally 18% to 22% of table games drop and our slots win percentage is normally 6.5% to 7.5% of slots handle;
•	Rooms revenue indicators – hotel occupancy (volume indicator); average daily rate (“ADR,” price indicator); revenue per available room (“REVPAR”), a summary measure of hotel results combining ADR and occupancy rate.
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
     Financial Results
     The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2008 and 2007. On a consolidated basis, the most important factors and trends contributing to our operating performance for the periods were:
•	The weakness in the United States economy, particularly the impact on our customers of: 1) the weak housing market; 2) credit concerns and related effect on housing sales and prices; 3) increase in travel costs due to higher oil and gas prices; 4) overall weakness in the employment market; and 5) stock market volatility. Additionally, the convention and conference (“group”) market segment was impacted by cancellations and reduced attendance, leading to a 9% decrease in group room nights for the six month period. These factors contributed to a 5% decline in Las Vegas Strip REVPAR for the first six months of 2008 and declines in gaming revenue. See “Operating Results — Detailed Revenue Information.”
•	The closure of Monte Carlo from January 25, 2008 through February 14, 2008 due to a rooftop fire; additionally, a significant portion of Monte Carlo’s suites remained out of service through June 30, 2008. While we maintain insurance coverage for both property damage and business interruption, we do not record recovery of lost profits until all contingencies with the insurance claim have been resolved. Monte Carlo earned operating income of $37 million for the six months ended June 30, 2008, which included $19 million of insurance recovery income, compared to $54 million for the six months ended June 30, 2007.
•	The opening of the permanent casino at MGM Grand Detroit in October 2007, which added significant gaming capacity, a 400 room hotel, and new restaurants and other amenities.
     Our net revenue decreased 2% in both the three and six month periods compared to the prior year. Revenues were impacted by the economic and market trends discussed above, and we strategically lowered room prices to maximize occupancy levels. Gaming revenue was also impacted by lower visitor spending. However, spending in restaurants, entertainment venues and other non-gaming areas was not impacted to the same extent. Our regional resorts performed relatively better in the second quarter compared to the first quarter.
     Operating income decreased 29% for the second quarter to $334 million, largely reflecting lower revenues, higher depreciation expense, and prior year profits of $63 million relating to The Signature at MGM Grand. On a comparable basis, excluding residential profits in the prior year and insurance recoveries in the current year, operating income decreased 21%. During the quarter, we reduced our salaried management positions by over 400 and continued to increase the efficiency of operations at MGM Grand Detroit. We have implemented several cost reduction measures and continuously monitor variable staffing levels. On a year-to-date basis, our operating income decreased 26% to $675 million and was generally affected by similar trends.
     Operating Results – Detailed Revenue Information
     The following table presents details of our net revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
		Percentage			Percentage
	2008	Change	2007	2008	Change	2007
	(Dollars in thousands)
Casino revenue, net:
Table games	$258,018	(8%)	$279,175	$566,366	(6%)	$604,103
Slots	458,160	(2%)	467,280	911,825	(1%)	924,713
Other	26,005	(5%)	27,476	54,456	(5%)	57,054

Casino revenue, net	742,183	(4%)	773,931	1,532,647	(3%)	1,585,870

Non-casino revenue:
Rooms	523,530	(6%)	555,107	1,042,271	(6%)	1,104,111
Food and beverage	431,563	2%	424,717	833,955	(1%)	842,166
Entertainment, retail and other	362,832	2%	357,069	709,680	4%	681,637

Non-casino revenue	1,317,925	(1%)	1,336,893	2,585,906	(2%)	2,627,914

	2,060,108	(2%)	2,110,824	4,118,553	(2%)	4,213,784
Less: Promotional allowances	(164,389)	(6%)	(174,408)	(339,201)	(3%)	(347,933)

	$1,895,719	(2%)	$1,936,416	$3,779,352	(2%)	$3,865,851

     The decrease in table games revenue in the second quarter resulted from a 7% decrease in total table games volume. The overall table games hold percentage was within our normal range in both periods, and was slightly higher in the current quarter versus the prior year quarter. Slots revenue decreased 2% in the quarter, with a 10% decrease at our Las Vegas Strip resorts. However, slots revenue increased in the high single digits at Beau Rivage and Gold Strike and 18% at MGM Grand Detroit. MGM Grand Detroit continues to gain market share as a result of its upgraded amenities.
     Rooms revenue in the second quarter decreased 6%, with a 5% decrease in Las Vegas Strip REVPAR. Average room rates were down 4% at the Company’s Las Vegas Strip resorts. Las Vegas Strip occupancy decreased slightly, and the Company had approximately 32,000 fewer rooms available at its Las Vegas Strip resorts, mainly due to the Monte Carlo fire. The following table shows key hotel statistics for our Las Vegas Strip Resorts:

	Three Months		Six Months
For the periods ended June 30,	2008	2007	2008	2007

Occupancy	97%	98%	95%	97%
Average Daily Rate (ADR)	$155	$162	$160	$166
Revenue per Available Room (REVPAR)	150	159	152	160
     Food and beverage revenue increased 2% and entertainment revenues also performed well, only down 4% despite a difficult comparison as the second quarter of 2007 featured the Oscar de la Hoya-Floyd Mayweather fight. Our Cirque du Soleil production shows generated a combined 3% increase in revenue in the second quarter. We believe our restaurants, nightclubs and Cirque du Soleil production shows continue to attract guests seeking the highest quality. We have continued to introduce new venues, such as the recently opened Brand Steakhouse at Monte Carlo, Tender Steakhouse at Luxor, BLT Burger at The Mirage, and Yellowtail sushi restaurant at Bellagio; as well as soon to open RokVegas nightclub at New York-New York. In addition, the new production show from Cirque du Soleil and Criss Angel, Believe, will open in the fall of 2008 at Luxor.
     Revenue results for the six month periods were generally similar to those discussed above, with the following items of note:
•	Table games volume declined 5% for the six months, and the table games hold percentage was near the middle of the normal range in 2008, slightly higher than 2007;

•	Slots revenue improved in the second quarter in the regional markets; for instance, MGM Grand Detroit’s first quarter slots revenue was only up 9% versus 18% in the second quarter;

•	Though the decrease in Las Vegas Strip REVPAR was essentially the same in the first and second quarters, we were better able to maintain occupancy near prior year levels in the second quarter – a 90 basis points year-over-year decrease in occupancy in the second quarter versus a 260 basis point decline in the first quarter.
     Operating Results – Details of Certain Charges
     Preopening and start-up expenses were $7 million and $12 million, respectively, in the 2008 three and six- month periods versus $14 million and $28 million, respectively, in 2007. In 2008, preopening and start-up expenses largely consisted of our share of CityCenter’s preopening costs. In 2007, preopening and start-up expenses consisted of amounts related to CityCenter, MGM Grand Macau, the permanent facility at MGM Grand Detroit and The Signature at MGM Grand.
     Property transactions, net consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2008	2007	2008	2007
	(In thousands)
Write downs and impairments	$5,794	$2,716	$8,023	$7,813
Demolition costs	3,672	—	4,169	—
Monte Carlo fire insurance recoveries	(9,639)	—	(9,639)	—
Net (gains) losses on sale or disposal of fixed assets	55	(309)	105	(387)

	$(118)	$2,407	$2,658	$7,426

     Write-downs and impairments in 2008 primarily related to a damaged marquee sign at Bellagio, assets written off in conjunction with retail store changes at Mandalay Bay, and discontinued capital projects. Demolition costs in 2008 relate largely to room remodel activity.
     Write-downs and impairments in 2007 primarily related to the write-off of the carrying value of the Nevada Landing building assets due to its closure in March 2007.

     Non-operating Results
     Net interest expense decreased to $145 million in the 2008 second quarter from $183 million in the 2007 period. For the six months, net interest expense decreased to $295 million from $367 million. Gross interest cost was lower in the 2008 periods due to a combination of lower market interest rates and the decrease in average debt balances outstanding as a result of the net proceeds of approximately $3.7 billion from the CityCenter transaction and Dubai World stock sale in November 2007, offset by recent share repurchase activity. Capitalized interest decreased, as we are no longer capitalizing interest on our investment in MGM Grand Macau or the Detroit permanent casino, and capitalization of interest on our CityCenter investment was lower than our former capitalization of interest on CityCenter construction costs when the project was wholly-owned. These items were offset partially by new capitalized interest on MGM Grand Atlantic City construction and related land costs.
     Discontinued Operations
     We completed the sale of Primm Valley Resorts in April 2007, and the sale of the Laughlin Properties in June 2007. Our combined pre-tax gain on disposal of these resorts was $264 million.
Liquidity and Capital Resources
     Cash Flows – Operating Activities
     Cash flow provided by operating activities was $256 million for the six months ended June 30, 2008, a decrease from $678 million in the prior year period. This decrease was primarily due to the following factors:
•	The decrease in operating income from $914 million in 2007 to $675 million in 2008;
•	Higher income tax payments as the 2008 period included a significant tax payment, approximately $302 million, relating to the November 2007 CityCenter transactions.
     At June 30, 2008, we held cash and cash equivalents of $280 million.
     Cash Flows – Investing Activities
     Capital expenditures were $479 million in the six months ended June 30, 2008. Major items included room remodel activity at several resorts – The Mirage, TI and Excalibur; corporate airplanes; the people mover system connecting Bellagio, CityCenter and Monte Carlo as well as Monte Carlo’s share of a new parking garage; Monte Carlo repairs resulting from the fire; and the new theater at Luxor for Believe.
     In 2007, capital expenditures were $1.8 billion, and included expenditures for CityCenter, the permanent casino in Detroit, Beau Rivage rebuilding costs, room remodel projects, and corporate aircraft.
     Cash Flows – Financing Activities
     In the six months ended June 30, 2008, we borrowed net debt of $1.8 billion. The increase in net debt was due primarily to the level of capital expenditures and share repurchases. At June 30, 2008, our senior credit facility had an outstanding balance of $5.3 billion, with available borrowings of $1.7 billion.
     We repurchased 18.2 million shares of our common stock in the six months ended June 30, 2008 at a cost of $1.2 billion, including shares purchased in a joint tender offer with a wholly-owned subsidiary of Dubai World. By June 30, 2008, we had completed our December 2007 share repurchase authorization and had not repurchased any shares under a new 20 million share authorization approved by our Board of Directors in May 2008.
     Other Factors Affecting Liquidity
     Long-term Debt Payable in 2008. We repaid a total of $196 million in senior notes at maturity in August 2008. In addition, holders of our $150 million 7% debentures due 2036 will have the option to require us to repurchase such debt late in 2008.

     CityCenter. CityCenter expects to spend approximately $1.5 billion in construction costs during the remainder of 2008. During the six months ended June 30, 2008, we and Dubai World each made loans of $500 million to CityCenter to fund near-term construction costs. Subsequent to June 30, 2008, we and Dubai World each funded additional near-term construction costs and expect to fund additional costs on an as-needed basis. The joint venture is currently negotiating with its lenders to obtain project financing, and anticipates that such financing will include requirements to utilize the project assets as security for the financing. The other potential source of project financing is additional contributions from us and Dubai World, which require approval of the joint venture’s Board of Directors.
     MGM Grand Atlantic City Development. In October 2007, we announced plans for a multi-billion dollar resort complex on our 72-acre site in Atlantic City. The new resort, MGM Grand Atlantic City, is preliminarily estimated to cost approximately $4.5 to $5.0 billion, not including land and associated costs. The proposed resort would include three towers with more than 3,000 total rooms and suites, approximately 4,500 slot machines and 250 table games, extensive retail and convention and meeting facilities, and other typical resort amenities.
     Mashantucket Pequot Tribal Nation. We have entered into a series of agreements to implement a strategic alliance with the Mashantucket Pequot Tribal Nation (“MPTN”), which owns and operates Foxwoods Casino Resort in Ledyard, Connecticut. Under the strategic alliance, a new casino resort owned and operated by MPTN located adjacent to the existing Foxwoods casino resort carries the “MGM Grand” brand name. The resort opened in May 2008. We are receiving a branding fee in connection with this agreement. We have also formed a jointly owned company with MPTN – Unity Gaming, LLC – to acquire or develop future gaming and non-gaming enterprises. We will provide a loan of up to $200 million to finance a portion of MPTN’s investment in future joint projects.
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
     A complete description of our critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2007. We present below supplemental disclosure within our policies related to impairment of long-lived assets, which is in addition to the discussion included in our Annual Report, to include a discussion of the evaluation of goodwill and indefinite-lived intangible assets for impairment.
     Impairment of Long-lived Assets
     We review goodwill and indefinite-lived intangible assets for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year.
     There are several estimates inherent in evaluating these assets for impairment. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. In addition, the determination of terminal year free cash flow multiples, used in the goodwill impairment test, are highly judgmental and dependent in large part on expectations of future market condition.

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
     As of June 30, 2008, long-term variable rate borrowings represented approximately 40% of our total borrowings. Assuming a 100 basis-point change in LIBOR at June 30, 2008, our annual interest cost would change by approximately $53 million.
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
Item 4. Controls and Procedures
     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2008. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.
     During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Fair and Accurate Credit Transaction Act Litigation
     On June 22, 2007, the Company was served with a nationwide class action lawsuit filed in federal district court in Nevada (Lety Ramirez v. MGM MIRAGE, Inc., et al.) for alleged willful violations of the Fair and Accurate Credit Transactions Act (“FACTA”). The lawsuit asserted that the Company failed to comply timely with FACTA’s directive that merchants who accept credit and/or debit cards not display more than the last 5 digits of the card number or the card expiration date on electronically-generated receipts provided to customers at the point of sale. In June 2008, the action was settled with the individual plaintiff on terms favorable to Company, and on June 30, 2008 the plaintiff filed a voluntary notice of dismissal of the case. No class was certified in this case.
Mandalay Bay Ticket Processing Fee Litigation
     On July 14, 2008, the Company was served with a putative class action lawsuit filed in Los Angeles Superior Court in California (Jeff Feld v. Mandalay Corp. d/b/a Mandalay Bay Resort & Casino). The action purports to be brought pursuant to California’s Consumer Legal Remedies Act on behalf of all California residents who during the previous six years purchased event tickets from our subsidiary, paid a separate processing fee in addition to the ticket price, and did not receive or received inaccurate notice of the processing fee when they purchased the ticket. The plaintiff alleges that our subsidiary advertised event tickets at a specified price and then charged purchasers undisclosed additional fees, specifically a $5 processing fee, and that the foregoing was unlawful, a breach of contract, an unfair business practice, and a violation of California’s Civil Code and Business & Professions Code.
     The plaintiff is seeking unspecified monetary damages including restitution, injunctive relief, attorneys’ fees and costs. We believe that the plaintiff’s claims for relief and for class certification are unjustified, and we intend to vigorously defend our position in this case.
Other
     We and our subsidiaries are also defendants in various other lawsuits, most of which relate to routine matters incidental to our business. We do not believe that the outcome of this other pending litigation, considered in the aggregate, will have a material adverse effect on the Company.
Item 1A. Risk Factors
     A complete description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to those factors in the six months ended June 30, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. During the second quarter we completed our December 2007 share repurchase authorization and did not repurchase any shares under a new 20 million share authorization approved by the Company’s Board of Directors in May 2008.

			Shares Purchased	Maximum
	Total	Average	As Part of a	Shares Still
	Shares	Price Per	Publicly-Announced	Available for
	Purchased	Share	Program	Repurchase
April 1 – April 30, 2008	—	$—	—	2,632,514
May 1 – May 31, 2008	2,632,514	50.76	2,632,514	20,000,000 (1)
June 1 – June 30, 2008	—	—	—	20,000,000 (1)

	2,632,514		2,632,514

(1)	In May 2008, the Company announced a new share repurchase program for up to 20 million shares with no expiration.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company’s 2008 Annual Meeting of Stockholders was held on May 13, 2008.

(b)	At the Annual Meeting, the following individuals were elected to serve one-year terms as members of the Board of Directors:

Name	Shares Voted For	Shares Withheld
Robert H. Baldwin	248,110,827	20,939,174
Willie D. Davis	265,266,251	3,783,750
Kenny G. Guinn	265,425,219	3,624,782
Alexander M. Haig, Jr.	248,103,116	20,946,885
Alexis Herman	265,346,324	3,703,677
Roland Hernandez	262,823,738	6,226,263
Gary N. Jacobs	248,120,720	20,929,281
Kirk Kerkorian	251,626,714	17,423,287
J. Terrence Lanni	249,527,295	19,522,706
Anthony Mandekic	247,846,398	21,203,603
Rose McKinney-James	265,433,680	3,616,321
James J. Murren	248,132,556	20,917,445
Daniel Taylor	249,240,673	19,809,328
Melvin B. Wolzinger	265,428,340	3,621,661
     Additionally, a proposal to ratify the selection of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2008 was approved, by a vote of 268,527,039 shares in favor, 249,754 shares opposed and 276,032 shares abstaining. A proposal to require the Board of Directors to conduct a study of dividends paid by peer group companies and consider whether to institute a dividend was rejected, by a vote of 23,935,948 shares in favor, 222,602,755 shares opposed and 5,740,304 shares abstaining.
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

MGM MIRAGE
Date: August 8, 2008	By:	/s/ J. TERRENCE LANNI
J. Terrence Lanni
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2008	/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President and Chief Financial Officer (Principal Financial Officer)