Form 10-Q
period 2008-09-30
MGM MIRAGE
filed 2008-11-10
CIK 789570

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, $.01 par value	Outstanding at November 3, 2008 276,502,614 shares

MGM MIRAGE AND SUBSIDIARIES
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$250,087	$416,124
Accounts receivable, net	322,821	412,933
Inventories	125,423	126,941
Income tax receivable	51,201	—
Deferred income taxes	46,347	63,453
Prepaid expenses and other	117,333	106,364

Total current assets	913,212	1,125,815

Property and equipment, net	16,889,955	16,870,898

Other assets
Investments in unconsolidated affiliates	2,536,193	2,482,727
Goodwill	1,262,922	1,262,922
Other intangible assets, net	359,711	362,098
Deposits and other assets, net	1,428,735	623,226

Total other assets	5,587,561	4,730,973

	$23,390,728	$22,727,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$155,183	$220,495
Construction payable	46,861	76,524
Income taxes payable	—	284,075
Accrued interest on long-term debt	147,593	211,228
Other accrued liabilities	822,868	932,365

Total current liabilities	1,172,505	1,724,687

Deferred income taxes	3,420,190	3,416,660
Long-term debt	13,288,306	11,175,229
Other long-term obligations	365,267	350,407

Commitments and contingencies (Note 5)

Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares; issued 369,275,641 and 368,395,926 shares; outstanding 276,498,614 and 293,768,899 shares	3,693	3,684
Capital in excess of par value	4,010,114	3,951,162
Treasury stock, at cost: 92,777,027 and 74,627,027 shares	(3,355,963)	(2,115,107)
Retained earnings	4,513,133	4,220,408
Accumulated other comprehensive income (loss)	(26,517)	556

Total stockholders’ equity	5,144,460	6,060,703

	$23,390,728	$22,727,686

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Casino	$739,331	$803,834	$2,271,978	$2,389,704
Rooms	458,051	510,795	1,500,322	1,614,906
Food and beverage	395,090	406,620	1,229,045	1,248,786
Entertainment	135,673	141,093	408,541	418,578
Retail	69,205	75,608	202,060	222,930
Other	155,335	132,061	478,664	388,891

	1,952,685	2,070,011	6,090,610	6,283,795
Less: Promotional allowances	(167,154)	(172,941)	(506,355)	(520,874)

	1,785,531	1,897,070	5,584,255	5,762,921

Expenses
Casino	$383,406	$404,509	$1,200,948	$1,217,643
Rooms	136,313	135,550	412,846	407,813
Food and beverage	237,130	232,829	720,201	709,234
Entertainment	94,667	100,281	288,617	300,913
Retail	42,411	47,211	128,070	139,785
Other	99,389	81,256	307,521	225,316
General and administrative	326,831	314,625	971,016	956,010
Corporate expense	24,466	63,050	83,537	140,673
Preopening and start-up expenses	5,505	25,851	17,626	54,275
Restructuring costs	—	—	329	—
Property transactions, net	32,326	(89,225)	34,984	(81,799)
Depreciation and amortization	200,102	170,780	591,659	506,566

	1,582,546	1,486,717	4,757,354	4,576,429

Income from unconsolidated affiliates	38,572	54,260	89,728	192,227

Operating income	241,557	464,613	916,629	1,378,719

Non-operating income (expense)
Interest income	5,910	4,770	13,056	12,936
Interest expense, net	(144,751)	(180,033)	(439,844)	(547,473)
Non-operating items from unconsolidated affiliates	(9,552)	(4,599)	(26,731)	(14,419)
Other, net	2,125	(1,152)	791	(4,684)

	(146,268)	(181,014)	(452,728)	(553,640)

Income from continuing operations before income taxes	95,289	283,599	463,901	825,079
Provision for income taxes	(34,011)	(99,736)	(171,176)	(295,308)

Income from continuing operations	61,278	183,863	292,725	529,771

Discontinued operations
Income from discontinued operations	—	—	—	10,461
Gain on disposal of discontinued operations	—	—	—	263,881
Provision for income taxes	—	—	—	(91,905)

	—	—	—	182,437

Net income	$61,278	$183,863	$292,725	$712,208

Basic earnings per share of common stock
Income from continuing operations	$0.22	$0.65	$1.04	$1.86
Discontinued operations	—	—	—	0.65

Net income per share	$0.22	$0.65	$1.04	$2.51

Diluted earnings per share of common stock
Income from continuing operations	$0.22	$0.62	$1.02	$1.79
Discontinued operations	—	—	—	0.62

Net income per share	$0.22	$0.62	$1.02	$2.41

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net income	$292,725	$712,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	591,659	506,566
Amortization of debt discounts, premiums and issuance costs	2,530	(3,128)
Provision for doubtful accounts	46,616	25,020
Stock-based compensation	29,665	34,487
Business interruption insurance – lost profits	(9,146)	(4,394)
Business interruption insurance – costs recovery	(27,668)	—
Property transactions, net	34,984	(81,799)
Gain on disposal of discontinued operations	—	(263,881)
Income from unconsolidated affiliates	(47,069)	(164,376)
Distributions from unconsolidated affiliates	55,704	152,451
Deferred income taxes	(41,820)	(37,362)
Change in operating assets and liabilities:
Accounts receivable	44,518	(26,449)
Inventories	1,518	(6,737)
Income taxes receivable and payable	(237,582)	(4,960)
Prepaid expenses and other	(10,969)	(24,482)
Accounts payable and accrued liabilities	(227,947)	(18,259)
Increase in real estate under development	—	(306,319)
Residential sales deposits	—	208,006
Business interruption insurance recoveries	28,891	42,233
Other	(25,889)	(41,437)

Net cash provided by operating activities	500,720	697,388

Cash flows from investing activities
Capital expenditures, net of construction payable	(674,110)	(2,482,909)
Dispositions of property and equipment	648	15,332
Investments in unconsolidated affiliates	(81,136)	—
Proceeds from disposal of discontinued operations, net	—	578,873
Purchase of convertible note	—	(160,000)
Advances to CityCenter for development costs	(800,000)	—
Property damage insurance recoveries	21,109	124,917
Other	(3,653)	(34,529)

Net cash used in investing activities	(1,537,142)	(1,958,316)

Cash flows from financing activities
Net borrowings under bank credit facilities — maturities of 90 days or less	850,950	556,800
Borrowings under bank credit facilities – maturities longer than 90 days	7,430,000	5,750,000
Repayments under bank credit facilities – maturities longer than 90 days	(5,780,000)	(4,500,000)
Issuance of long-term debt	—	750,000
Retirement of senior notes	(376,663)	(1,402,233)
Debt issuance costs	(36,200)	(5,199)
Issuances of common stock upon exercise of stock options	14,010	76,026
Purchases of common stock	(1,240,857)	(174,586)
Excess tax benefits from stock-based compensation	9,145	73,131
Other	—	(1,193)

Net cash provided by financing activities	870,385	1,122,746

Cash and cash equivalents
Net decrease for the period	(166,037)	(138,182)
Cash related to assets held for sale	—	(3,157)
Balance, beginning of period	416,124	452,944

Balance, end of period	$250,087	$311,605

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$500,949	$609,678
Federal, state and foreign income taxes paid, net of refunds	435,127	349,908
The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
     Organization. MGM MIRAGE (the “Company”) is a Delaware corporation incorporated on January 29, 1986. As of September 30, 2008, approximately 54% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. As a result, Tracinda Corporation has the ability to elect the Company’s entire Board of Directors and determine the outcome of other matters submitted to the Company’s stockholders, such as the approval of significant transactions. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, owns and/or operates casino resorts.
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
     The Company owns 50% of CityCenter, a mixed-use development on the Las Vegas Strip between Bellagio and Monte Carlo, expected to open in late 2009. CityCenter will feature a 4,000-room casino resort; two 400-room non-gaming boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 425,000 square feet of retail shops, dining and entertainment venues in The Crystals retail complex; and approximately 2.3 million square feet of residential space in approximately 2,700 luxury condominium and condominium-hotel units in multiple towers. The other 50% of CityCenter is owned by Infinity World Development Corp., a wholly-owned subsidiary of Dubai World. The Company is managing the development of CityCenter and, upon completion of construction, will manage the operations of CityCenter for a fee. The Company owned 100% of CityCenter until November 2007. Construction costs for the major components of CityCenter are covered by guaranteed maximum price contracts (“GMPs”) totaling $6.9 billion, which had been fully executed as of September 30, 2008. CityCenter has implemented a cost savings program expected to result in savings of approximately $0.4 billion which would reduce the $6.9 billion in GMP construction costs. Additional budgeted cash expenditures include $1.8 billion in construction costs not included in the GMPs, $0.2 billion of preopening costs, and $0.3 billion of financing costs.
     The Company and its local partners own and operate the MGM Grand Detroit in Detroit, Michigan. The resort’s interim facility closed on September 30, 2007 and the permanent casino resort opened on October 2, 2007. The Company also owns and operates two resorts in Mississippi – Beau Rivage in Biloxi, which includes the Fallen Oak golf course, and Gold Strike Tunica.
     The Company has 50% interests in three casino resorts outside of Nevada: Grand Victoria, Borgata and MGM Grand Macau (through its 50% ownership of MGM Grand Paradise Limited). Grand Victoria is a riverboat casino in Elgin, Illinois – an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Borgata is located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey – Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. MGM Grand Macau opened on December 18, 2007 – Pansy Ho Chiu-King owns the other 50% of MGM Grand Paradise Limited.
     The Company owns additional land adjacent to Borgata, a portion of which is planned for a wholly-owned development, MGM Grand Atlantic City. The Company has made extensive progress in design and other pre-development activities. However, current economic conditions and the impact of the credit market environment have caused the Company to reassess timing for this project. Accordingly, the Company has postponed additional development activities. The Company has also postponed further design and pre-construction activities for its planned North Las Vegas Strip project with Kerzner International and Istithmar – see Note 5 for further discussion.

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
     The following table shows the income statement impact of insurance proceeds from Hurricane Katrina and the Monte Carlo fire:

	Three Months		Nine Months
For the periods ended September 30,	2008	2007	2008	2007
	(In thousands)
Reduction of general and administrative expenses:
Hurricane Katrina	$—	$27,521	$—	$27,521
Monte Carlo fire	—	—	9,146	—

	$—	$27,521	$9,146	$27,521

Reduction of property transactions, net:
Hurricane Katrina	$—	$107,035	$—	$107,035
Monte Carlo fire	—	—	9,639	—

	$—	$107,035	$9,639	$107,035

     The following table shows the cash flow statement impact of insurance proceeds from Hurricane Katrina and the Monte Carlo fire:

	Nine Months
For the periods ended September 30,	2008	2007
	(In thousands)
Cash flows from operating activities:
Hurricane Katrina	$—	$42,233
Monte Carlo fire	28,891	—

	$28,891	$42,233

Cash flows from investing activities:
Hurricane Katrina	$—	$124,917
Monte Carlo fire	21,109	—

	$21,109	$124,917

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
     Monte Carlo fire. As of September 30, 2008, the Company had received $50 million of proceeds from its insurance carriers related to the Monte Carlo fire. Through September 30, 2008, the Company recorded a write-down of $4 million related to the net book value of damaged assets, demolition costs of $7 million, and operating costs of $21 million. As of September 30, 2008, the Company had a receivable of approximately $1 million from its insurance carriers.
     Fair value measurement. The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) related to financial assets and liabilities, on January 1, 2008. SFAS 157 establishes a framework for measuring the fair value of financial assets and liabilities and requires certain disclosures about fair value.  The Company’s only significant assets and liabilities affected by the adoption of SFAS 157 are:
1)	Marketable securities held in connection with the Company’s deferred compensation and supplemental executive retirement plans, and the plans’ corresponding liabilities. As of September 30, 2008, the assets and liabilities related to these plans each totaled $136 million, measured entirely using “Level 1” inputs under SFAS 157, which are observable inputs for identical assets such as quoted prices in an active market.

2)	The Company’s investment in The M Resort LLC convertible note and embedded call option, both of which are recorded at fair value. As of September 30, 2008, the fair value of the convertible note was $132 million, including accrued interest, measured using “Level 2” inputs. The fair value of the embedded call option remained at $0, measured using “Level 3” inputs under SFAS 157. Level 2 inputs are observable inputs for similar assets, including interest rates for similar investments. Level 3 inputs are unobservable inputs, such as estimates of future cash flows.
     Goodwill and indefinite-lived intangible assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. The Company’s goodwill balances include goodwill of $1.2 billion related to the acquisition of Mandalay Resort Group in 2005 and $76 million related to the acquisition of Mirage Resorts, Incorporated in 2000. Goodwill related to the Mandalay acquisition was primarily assigned to Mandalay Bay, Luxor, Excalibur and Gold Strike Tunica. Goodwill related to the Mirage Resorts acquisition was assigned to Bellagio, The Mirage and TI. The Company’s indefinite-lived intangible assets balance of $345 million includes trademarks and tradenames of $228 million related to the Mandalay acquisition.
     Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment review for goodwill and indefinite-lived intangible assets in 2007 and the fair value of the Company’s reporting units with significant goodwill balances exceeded their carrying values by substantial margins.
     The Company does not believe a triggering event requiring the Company to conduct an interim impairment test had occurred as of September 30, 2008 and will perform the annual test during the fourth quarter. As of September 30, 2008, the Company’s market capitalization exceeded its net book value by 53%, or $2.7 billion, and its net book value per share was $18.61. However, due to a subsequent decline in the Company’s market capitalization, the Company believes it is reasonably possible that its fourth quarter analysis will result in a non-cash impairment charge, but cannot reasonably estimate the amount of such charge.
     Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on the estimated future results of the Company’s reporting units discounted using the Company’s weighted average cost of capital and market indicators of terminal year free cash flow multiples. When the fair value of a reporting unit is less than its carrying value, then the implied fair value of the goodwill to the reporting unit must be calculated and compared to the carrying value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to the assets and liabilities of that unit as if it had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the implied fair value of the goodwill is less than its carrying value then it must be written down to its implied fair value. License rights and trademarks are tested for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss must be recognized equal to the difference.
     Property and equipment. The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be held and used, the Company reviews fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value.
     During the third quarter of 2008, the Company concluded that the Primm Valley Golf Club (“PVGC”) should be reviewed for impairment due to its recent operating losses and the Company’s expectation that such operating losses will continue. The estimated future undiscounted cash flows of PVGC do not exceed its carrying value. The Company determined the fair value of PVGC to be approximately $14 million based on the comparable sales approach. The carrying value of PVGC exceeds its fair value and as a result, the Company recorded an impairment charge of $30 million which is included in “Property transactions, net” in the accompanying consolidated statements of income for the three and nine month periods ended September 30, 2008.
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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments – which include only normal recurring adjustments – necessary to present fairly the Company’s financial position as of September 30, 2008, the results of its operations for the three and nine month periods ended September 30, 2008 and 2007, and its cash flows for the nine month periods ended September 30, 2008 and 2007. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications, which have no effect on previously reported net income, have been made to the 2007 financial statements to conform to the 2008 presentation. Substantially all of the prior year reclassifications relate to the classification of meals provided free to employees as a “general and administrative” expense, while in past periods the cost of these meals was charged to each operating department. The total amount reclassified to general and administrative expenses for the three and nine months ended September 30, 2007 was $28 million and $82 million, respectively.
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

	Three Months		Nine Months
For the periods ended September 30,	2008	2007	2008	2007
	(In thousands)
Net revenues of discontinued operations	$—	$—	$—	$128,619
Interest allocated to discontinued operations (based on the ratio of net assets of discontinued operations to total consolidated net assets and debt)	—	—	—	5,844
     The assets and liabilities of the Jean Properties were classified as held for sale until June 30, 2008. Such assets and liabilities were reclassified back to assets held for use for all periods presented because they no longer met the criteria for presentation as held for sale. No impairment of the Jean Properties was indicated at the time of the reclassification back to assets held for use. Nevada Landing closed in March 2007 and the carrying values of its building assets were written-off. These amounts are included in “Property transactions, net” in the accompanying consolidated statements of income for the nine months ended September 30, 2007.
NOTE 3 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
     Investments in unconsolidated affiliates consisted of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$1,467,973	$1,421,480
Marina District Development Company – Borgata (50%)	469,344	453,277
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	296,184	297,328
MGM Grand Paradise Limited – Macau (50%)	258,206	258,298
Circus and Eldorado Joint Venture – Silver Legacy (50%)	29,999	35,152
Turnberry/MGM Grand Towers – The Signature at MGM Grand (50%)	5,651	5,651
Other	8,836	11,541

	$2,536,193	$2,482,727

     In October 2008, CityCenter closed on a $1.8 billion senior secured bank credit facility. The credit facility can be increased up to $3 billion and consists of a $250 million revolver with the remaining amount being in the form of term loans. The credit facility matures in April 2013, is secured by substantially all of the assets of CityCenter, and is initially priced at LIBOR plus 3.75% through the construction period.
     Through September 30, 2008, the Company and Dubai World had each made loans of $800 million to CityCenter, which are subordinate to the credit facility, to fund construction costs and have each subsequently provided additional subordinated loans of $125 million. Subsequent to September 30, 2008, $425 million of each partner’s loan funding has been converted to equity. Under the terms of the credit facility, the Company and Dubai World are each required to fund future construction costs through equity commitments of up to $959 million, which requirement would be reduced by future qualifying financing obtained by CityCenter. During the fourth quarter of 2008, the Company will record a liability equal to the present value of such equity contributions. The proceeds from the subordinated loans and equity contributions will be used to fund construction costs prior to amounts being drawn under the credit facility. Under certain circumstances, including obtaining $3.0 billion in commitments, the term loans may be drawn on a ratable basis with the portion of the unexpended subordinated loans and equity contributions.

     In conjunction with the CityCenter credit facility, the Company and Dubai World have entered into partial completion guarantees on a several basis. The partial completion guarantees provide for additional contingent funding of construction costs in the event such funding is necessary to complete the project, up to a maximum amount of $600 million from each partner. During the fourth quarter of 2008, the Company will record a liability equal to the fair value of its partial completion guarantee in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” As a result of recording the liabilities for the Company’s equity contributions and partial completion guarantee, the Company will record an increase to its investment balance.
     During the three and nine months ended September 30, 2008, the Company incurred $9 million and $34 million, respectively, of costs reimbursable by CityCenter, primarily employee compensation, residential sales costs, and certain allocated costs. Such costs are recorded as “Other” operating expenses, and the reimbursement of such costs is recorded as “Other” revenue in the accompanying consolidated statements of income.
     The Company recorded the following related to its share of profits from The Signature at MGM Grand:

	Three Months		Nine Months
For the periods ended September 30,	2008	2007	2008	2007
	(In thousands)
Income from joint venture	$—	$10,487	$—	$75,244
Gain on land previously deferred	—	1,538	—	7,983
Other income	—	144	—	742

	$—	$12,169	$—	$83,969

     The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months		Nine Months
For the periods ended September 30,	2008	2007	2008	2007
	(In thousands)
Income from unconsolidated affiliates	$38,572	$54,260	$89,728	$192,227
Preopening and start-up expenses	(4,710)	(6,559)	(15,928)	(13,432)
Non-operating items from unconsolidated affiliates	(9,552)	(4,599)	(26,731)	(14,419)

	$24,310	$43,102	$47,069	$164,376

NOTE 4 — LONG-TERM DEBT
     Long-term debt consisted of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Senior credit facility	$5,730,500	$3,229,550
$180.4 million 6.75% senior notes, 2008, net	—	180,085
$196.2 million 9.5% senior notes, 2008, net	—	200,203
$226.3 million 6.5% senior notes, due 2009, net	226,883	227,356
$1.05 billion 6% senior notes, due 2009, net	1,051,505	1,052,577
$297.6 million 9.375% senior subordinated notes, due 2010, net	307,669	312,807
$825 million 8.5% senior notes, due 2010, net	824,058	823,689
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$132.4 million 6.375% senior notes, due 2011, net	133,155	133,320
$550 million 6.75% senior notes, due 2012	550,000	550,000
$150 million 7.625% senior subordinated debentures, due 2013, net	154,144	154,679
$500 million 6.75% senior notes, due 2013	500,000	500,000
$525 million 5.875% senior notes, due 2014, net	523,286	523,089
$875 million 6.625% senior notes, due 2015, net	878,842	879,173
$250 million 6.875% senior notes, due 2016,	250,000	250,000
$750 million 7.5% senior notes, due 2016	750,000	750,000
$100 million 7.25% senior debentures, due 2017, net	85,269	84,499
$750 million 7.625% senior notes, due 2017	750,000	750,000
Floating rate convertible senior debentures, due 2033	8,472	8,472
$150 million 7% debentures, due 2036, net	155,784	155,835
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	4,474	5,630

	$13,288,306	$11,175,229

     Amounts due within one year of the balance sheet date are classified as long-term in the accompanying consolidated balance sheets because the Company has both the intent and ability to repay these amounts with available borrowings under the senior credit facility. Interest expense, net consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2008	2007	2008	2007
	(In thousands)
Total interest incurred	$187,224	$242,808	$560,603	$713,868
Interest capitalized	(42,473)	(62,775)	(120,759)	(160,551)
Interest allocated to discontinued operations	—	—	—	(5,844)

	$144,751	$180,033	$439,844	$547,473

     The senior credit facility has a total capacity of $7 billion, and matures in 2011. The Company has the ability to solicit additional lender commitments to increase the capacity to $8 billion. The components of the senior credit facility include a term loan facility of $2.5 billion and a revolving credit facility of $4.5 billion. At September 30, 2008, the Company had approximately $1.2 billion of available borrowing capacity under the senior credit facility.
     In February 2008, the Company repaid the $180.4 million of 6.75% senior notes at maturity using borrowings under the senior credit facility. In August 2008, the Company repaid the $196.2 million of 9.5% senior notes at maturity using borrowings under the senior credit facility.
     In May 2007, the Company issued $750 million of 7.5% senior notes due 2016. In June 2007, the Company repaid the $710 million of 9.75% senior subordinated notes at maturity. In August 2007, the Company repaid the $200 million of 6.75% senior notes and the $492.2 million of 10.25% senior subordinated notes at maturity using borrowings under the senior credit facility.
     In October 2008, we received notice from holders of substantially all of our $150 million 7% debentures due 2036 requiring us to repurchase such debt in November 2008. Also in October 2008, the Company entered into an agreement to issue $750 million of 13% senior secured notes due 2013, issued at a discount to yield 15% with net proceeds to the Company of $687 million, with closing scheduled for November 14, 2008. The notes will be secured by the equity interests and assets of New York-New York and will otherwise rank equally with the Company’s existing and future senior indebtedness.
     The Company’s long-term debt obligations contain customary covenants, including requiring the Company to maintain certain financial ratios. In September 2008, the Company amended its senior credit facility to increase the maximum total leverage ratio (debt to EBITDA, as defined) to 7.5:1.0 beginning with the fiscal quarter ending December 31, 2008, which will remain in effect through December 31, 2009, with step downs thereafter. As of September 30, 2008, the Company was required to maintain a maximum total leverage ratio of 6.5:1.0 and a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.0:1.0. At September 30, 2008, the Company’s leverage and interest coverage ratios were 5.8:1.0 and 3.0:1.0, respectively.
     The estimated fair value of the Company’s long-term debt at September 30, 2008 was approximately $10.9 billion, versus its book value of $13.3 billion. The estimated fair value of the Company’s long-term debt at December 31, 2007 was approximately $10.9 billion versus its book value of $11.2 billion. The estimated fair value of the Company’s debt securities was based on quoted market prices on or about the respective dates.
NOTE 5 — COMMITMENTS AND CONTINGENCIES
     Mashantucket Pequot Tribal Nation. The Company entered into a series of agreements to implement a strategic alliance with the Mashantucket Pequot Tribal Nation (“MPTN”), which owns and operates Foxwoods Casino Resort in Ledyard, Connecticut. The Company and MPTN have formed a jointly owned company – Unity Gaming, LLC – to acquire or develop future gaming and non-gaming enterprises. Under certain circumstances, the Company will provide a loan of up to $200 million to finance a portion of MPTN’s investment in future joint projects.
     Kerzner/Istithmar Joint Venture. In September 2007, the Company entered into a definitive agreement with Kerzner International and Istithmar forming a joint venture to develop a multi-billion dollar integrated resort to be located on the southwest corner of Las Vegas Boulevard and Sahara Avenue. In September 2008, the Company and its partners agreed to defer additional design and pre-construction activities and amended their joint venture agreement accordingly. In the event the joint venture determines that the resort will be developed, the Company will contribute 40 acres of land, valued at $20 million per acre, for fifty percent of the equity in the joint venture. Kerzner International and Istithmar will contribute cash totaling $600 million, of which $200 million will be distributed to the Company, for the other 50% of the equity.

     Guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At September 30, 2008, the Company had provided $91 million of total letters of credit, including $50 million to support bonds issued by the Economic Development Corporation of the City of Detroit which are recorded as a liability of the Company.
     Litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position or results of operations.
     Sales and use tax on complimentary meals. In March 2008, the Nevada Supreme Court ruled, in a case involving another casino company, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from sales and use tax. The Company had previously paid use tax on these items and has generally filed for refunds for the periods from January 2001 to February 2008 related to this matter. The amount subject to these refunds, including amounts related to the Mandalay Resort Group properties prior to the Company’s 2005 acquisition of Mandalay Resort Group, is approximately $38 million.
     The Nevada Department of Taxation (the “Department”) filed a petition for rehearing, which the Nevada Supreme Court announced in July 2008 it would not grant. As of September 30, 2008, the Company had not recorded income related to this matter because the refund claims are subject to audit and it is unclear whether the Department will pursue alternative legal theories in connection with certain issues raised in the Supreme Court case in any audit of the refund claims. However, the Company is claiming the exemption on sales and use tax returns for periods after February 2008 in light of the Nevada Supreme Court decision.
NOTE 6 — INCOME PER SHARE OF COMMON STOCK
     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2008	2007	2008	2007
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	276,417	284,730	280,926	284,201
Potential dilution from stock options, stock appreciation rights and restricted stock	3,429	11,518	6,678	11,486

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	279,846	296,248	287,604	295,687

Anti-dilutive securities excluded from the calculation of diluted earnings per share	18,642	1,053	9,106	1,003

NOTE 7 — COMPREHENSIVE INCOME
     Comprehensive income consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2008	2007	2008	2007
	(In thousands)
Net income	$61,278	$183,863	$292,725	$712,208
Valuation adjustment to M Resort convertible note, net of taxes	(16,496)	—	(23,717)	—
Currency translation adjustment	(272)	197	(3,356)	700

	$44,510	$184,060	$265,652	$712,908

NOTE 8 — STOCKHOLDERS’ EQUITY
     Tender Offer. In February 2008, the Company and a wholly-owned subsidiary of Dubai World completed a joint tender offer to purchase 15 million shares of Company common stock at a price of $80 per share. The Company purchased 8.5 million shares at a total purchase price of $680 million.

     Stock repurchases. In addition to the tender offer, the Company repurchased 9.7 million shares of common stock at a total cost of $561 million during the nine months ended September 30, 2008. As of September 30, 2008, the Company had completed its December 2007 share repurchase authorization and had not repurchased any shares under a new 20 million share authorization approved by the Company’s Board of Directors in May 2008. In the nine months ended September 30, 2007, the Company repurchased 2.5 million shares of common stock at a total cost of $175 million.
NOTE 9 — STOCK-BASED COMPENSATION
     The Company adopted an omnibus incentive plan in 2005 which, as amended, allows it to grant stock options, stock appreciation rights (“SARs”), restricted stock, and other stock-based awards to eligible directors, officers and employees of the Company and its subsidiaries. The omnibus plan was amended in August 2008 to provide for an additional 15 million shares available for grant. The plans are administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has discretion under the omnibus plan regarding which type of awards to grant, the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:
•	As amended, the omnibus plan allows for the issuance of up to 35 million shares or share-based awards;

•	For stock options and SARs, the exercise price of the award must be at least equal to the fair market value of the stock on the date of grant and the maximum term of such an award is 10 years.
     Through September 30, 2008, the Committee had only awarded stock options and SARs under the omnibus plan. The Company’s practice has been to issue new shares upon the exercise of stock options and SARs. Under the Company’s previous plans, the Committee issued stock options and restricted stock. Stock options and SARs granted under all plans generally have terms of either seven or ten years, and in most cases vest in either four or five equal annual installments.
     In September 2008, the Company offered certain eligible employees an opportunity to exchange certain outstanding stock options and SARs for restricted stock units (“RSUs”) which provide a right to receive one share of common stock for each RSU. The exchange offer expired in October 2008. The number of RSUs to be granted in the exchange offer was based on an exchange ratio for each grant determined by the Committee. The total number of stock options and SARs eligible to be exchanged was approximately 4.7 million, of which approximately 4.2 million were exchanged for a total of approximately 0.7 million RSUs. On the date of the exchange, the fair value of the RSUs did not exceed the fair value of the exchanged stock options and SARs calculated immediately prior to the exchange. Therefore, the Company will not record additional expense related to the exchange and the unamortized compensation related to the exchanged stock options and SARs will continue to be amortized to expense ratably over the remaining life of the new RSUs. The RSUs granted in the exchange offer will vest on the same dates that the underlying stock options and SARs would have otherwise vested, except that no RSUs will vest prior to July 1, 2009. All exchanged stock options and SARs which have vested, or would have vested, before July 1, 2009 were replaced by RSUs that vest on July 1, 2009.
     As of September 30, 2008, the aggregate number of share-based awards available for grant under the omnibus plan was 16.2 million. A summary of activity under the Company’s share-based payment plans for the nine months ended September 30, 2008 is presented below:
Stock options and stock appreciation rights

		Weighted
		Average
	Shares	Exercise
	(000’s)	Price
Outstanding at January 1, 2008	26,674	$31.90
Granted	2,281	55.04
Exercised	(852)	16.08
Forfeited or expired	(427)	46.64

Outstanding at September 30, 2008	27,676	34.11

Exercisable at September 30, 2008	16,594	24.06

     As of September 30, 2008, there was a total of $112 million of unamortized compensation related to stock options and stock appreciation rights expected to vest, which is expected to be recognized over a weighted-average period of 2.3 years. The following table includes additional information related to stock options and SARs:

	Nine Months
For the periods ended September 30,	2008	2007
	(In thousands)
Intrinsic value of stock options and SARs exercised	$33,316	$243,417
Income tax benefit from stock options and SARs exercised	10,702	81,732
Proceeds from stock option exercises	14,010	76,026
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
     The following table shows information about compensation cost recognized:

	Three Months		Nine Months
For the periods ended September 30,	2008	2007	2008	2007
	(In thousands)
Compensation cost	$8,898	$11,623	$29,767	$35,953
Less: Compensation cost capitalized	(28)	(911)	(102)	(1,466)

Compensation cost recognized as expense	8,870	10,712	29,665	34,487
Less: Related tax benefit	(3,172)	(3,654)	(10,298)	(11,885)

Compensation expense, net of tax benefit	$5,698	$7,058	$19,367	$22,602

     Compensation cost for stock options and stock appreciation rights was based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Three Months		Nine Months
For the periods ended September 30,	2008	2007	2008	2007

Expected volatility	53%	33%	41%	30%
Expected term	4.5 years	4.1 years	4.5 years	4.1 years
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.1%	4.4%	2.7%	4.6%
Forfeiture rate	3.4%	4.6%	3.4%	4.6%
Weighted-average fair value of options granted	$14.52	$27.64	$20.48	$23.24
NOTE 10 — PROPERTY TRANSACTIONS, NET
     Net property transactions consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2008	2007	2008	2007
	(In thousands)
Monte Carlo fire insurance recoveries	$—	$—	$(9,639)	$—
Hurricane Katrina insurance recoveries	—	(107,035)	—	(107,035)
Write-downs and impairments	30,928	11,439	38,449	19,252
Demolition costs	799	5,435	5,470	5,435
Net losses on sale or disposal of fixed assets	599	936	704	549

	$32,326	$(89,225)	$34,984	$(81,799)

     Write-downs and impairments in 2008 primarily related to the write-down of Primm Valley Golf Club as discussed in Note 1. Additional write-down and impairments relate to a damaged marquee sign at Bellagio, assets written-off in conjunction with retail store changes at Mandalay Bay, and discontinued capital projects. Demolition costs in 2008 relate largely to room remodel activity.

     Write-downs and impairments in 2007 include write-offs related to discontinued construction projects and a write-off of the carrying value of the building assets of Nevada Landing which closed in March 2007. The 2007 periods also include demolition costs related to ongoing projects at the Company’s resorts.
NOTE 11 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION
     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC, foreign subsidiaries, and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of September 30, 2008 and December 31, 2007 and for the three and nine month periods ended September 30, 2008 and 2007 is as follows:
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	As of September 30, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$104,169	$743,222	$65,821	$—	$913,212
Property and equipment, net	—	16,146,515	755,412	(11,972)	16,889,955
Investments in subsidiaries	19,906,640	501,701	—	(20,408,341)	—
Investments in unconsolidated affiliates	—	2,276,825	259,368	—	2,536,193
Other non-current assets	235,078	2,700,981	115,309	—	3,051,368

	$20,245,887	$22,369,244	$1,195,910	$(20,420,313)	$23,390,728

Current liabilities	$131,916	$1,005,931	$34,658	$—	$1,172,505
Intercompany accounts	(334,818)	293,396	41,422	—	—
Deferred income taxes	3,420,190	—	—	—	3,420,190
Long-term debt	11,771,190	1,080,116	437,000	—	13,288,306
Other non-current liabilities	112,949	199,250	53,068	—	365,267
Stockholders’ equity	5,144,460	19,790,551	629,762	(20,420,313)	5,144,460

	$20,245,887	$22,369,244	$1,195,910	$(20,420,313)	$23,390,728

	As of December 31, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$81,379	$983,836	$60,600	$—	$1,125,815
Property and equipment, net	—	16,091,836	791,034	(11,972)	16,870,898
Investments in subsidiaries	19,169,892	484,047	—	(19,653,939)	—
Investments in unconsolidated affiliates	—	2,224,429	258,298	—	2,482,727
Other non-current assets	244,857	1,892,685	110,704	—	2,248,246

	$19,496,128	$21,676,833	$1,220,636	$(19,665,911)	$22,727,686

Current liabilities	$459,968	$1,217,506	$47,213	$—	$1,724,687
Intercompany accounts	125,094	(396,080)	270,986	—	—
Deferred income taxes	3,416,660	—	—	—	3,416,660
Long-term debt	9,347,527	1,467,152	360,550	—	11,175,229
Other long-term obligations	86,176	209,554	54,677	—	350,407
Stockholders’ equity	6,060,703	19,178,701	487,210	(19,665,911)	6,060,703

	$19,496,128	$21,676,833	$1,220,636	$(19,665,911)	$22,727,686

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended September 30, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,639,174	$146,357	$—	$1,785,531
Equity in subsidiaries’ earnings	216,099	18,663	—	(234,762)	—
Expenses:
Casino and hotel operations	3,200	908,830	81,286	—	993,316
General and administrative	2,034	296,560	28,237	—	326,831
Corporate expense	3,193	21,242	31	—	24,466
Preopening and start-up expenses	—	5,505	—	—	5,505
Property transactions, net	(3,121)	35,447	—	—	32,326
Depreciation and amortization	—	185,837	14,265	—	200,102

	5,306	1,453,421	123,819	—	1,582,546

Income from unconsolidated affiliates	—	30,707	7,865	—	38,572

Operating income	210,793	235,123	30,403	(234,762)	241,557
Interest income (expense), net	(122,339)	(12,465)	(4,037)	—	(138,841)
Other, net	—	(1,030)	(6,397)	—	(7,427)

Income before income taxes	88,454	221,628	19,969	(234,762)	95,289
Provision for income taxes	(27,176)	(5,529)	(1,306)	—	(34,011)

Net income	$61,278	$216,099	$18,663	$(234,762)	$61,278

	For the Three Months Ended September 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,786,625	$110,445	$—	$1,897,070
Equity in subsidiaries’ earnings	448,290	4,501	—	(452,791)	—
Expenses:
Casino and hotel operations	3,607	935,360	62,669	—	1,001,636
General and administrative	2,498	295,211	16,916	—	314,625
Corporate expense	11,345	51,705	—	—	63,050
Preopening and start-up expenses	141	5,882	19,828	—	25,851
Property transactions, net	—	(89,225)	—	—	(89,225)
Depreciation and amortization	449	164,369	5,962	—	170,780

	18,040	1,363,302	105,375	—	1,486,717

Income from unconsolidated affiliates	—	54,260	—	—	54,260

Operating income	430,250	482,084	5,070	(452,791)	464,613
Interest income (expense), net	(155,619)	(20,017)	373	—	(175,263)
Other, net	444	(6,205)	10	—	(5,751)

Income before income taxes	275,075	455,862	5,453	(452,791)	283,599
Provision for income taxes	(91,212)	(7,572)	(952)	—	(99,736)

Net income	$183,863	$448,290	$4,501	$(452,791)	$183,863

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Nine Months Ended September 30, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$5,136,714	$447,541	$—	$5,584,255
Equity in subsidiaries’ earnings	839,038	49,876	—	(888,914)	—
Expenses:
Casino and hotel operations	10,399	2,797,030	250,774	—	3,058,203
General and administrative	7,076	881,670	82,270	—	971,016
Corporate expense	11,189	71,917	431	—	83,537
Preopening and start-up expenses	—	17,491	135	—	17,626
Restructuring costs	—	329	—	—	329
Property transactions, net	(8,773)	43,749	8	—	34,984
Depreciation and amortization	—	548,745	42,914	—	591,659

	19,891	4,360,931	376,532	—	4,757,354

Income from unconsolidated affiliates	—	76,110	13,618	—	89,728

Operating income	819,147	901,769	84,627	(888,914)	916,629
Interest income (expense), net	(369,649)	(46,055)	(11,084)	—	(426,788)
Other, net	—	(6,251)	(19,689)	—	(25,940)

Income before income taxes	449,498	849,463	53,854	(888,914)	463,901
Provision for income taxes	(156,773)	(10,425)	(3,978)	—	(171,176)

Net income	$292,725	$839,038	$49,876	$(888,914)	$292,725

	For the Nine Months Ended September 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$5,425,872	$337,049	$—	$5,762,921
Equity in subsidiaries’ earnings	1,500,421	47,662	—	(1,548,083)	—
Expenses:
Casino and hotel operations	10,714	2,799,327	190,663	—	3,000,704
General and administrative	8,792	900,217	47,001	—	956,010
Corporate expense	23,383	117,290	—	—	140,673
Preopening and start-up expenses	505	22,494	31,276	—	54,275
Property transactions, net	—	(81,799)	—	—	(81,799)
Depreciation and amortization	1,347	487,383	17,836	—	506,566

	44,741	4,244,912	286,776	—	4,576,429

Income from unconsolidated affiliates	—	192,227	—	—	192,227

Operating income	1,455,680	1,420,849	50,273	(1,548,083)	1,378,719
Interest income (expense), net	(466,975)	(67,953)	391	—	(534,537)
Other, net	1,166	(20,270)	1	—	(19,103)

Income from continuing operations before income taxes	989,871	1,332,626	50,665	(1,548,083)	825,079
Provision for income taxes	(273,864)	(18,441)	(3,003)	—	(295,308)

Income from continuing operations	716,007	1,314,185	47,662	(1,548,083)	529,771
Discontinued operations	(3,799)	186,236	—	—	182,437

Net income	$712,208	$1,500,421	$47,662	$(1,548,083)	$712,208

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Nine Months Ended September 30, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(867,027)	$1,323,688	$44,059	$—	$500,720
Net cash used in investing activities	—	(1,525,210)	(7,284)	(4,648)	(1,537,142)
Net cash provided by (used in) financing activities	855,700	53,843	(43,806)	4,648	870,385

	For the Nine Months Ended September 30, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(900,115)	$1,536,364	$61,139	$—	$697,388
Net cash used in investing activities	—	(1,622,537)	(332,222)	(3,557)	(1,958,316)
Net cash provided by (used in) financing activities	906,383	(59,772)	272,578	3,557	1,122,746

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     General
     At September 30, 2008, our primary operations consisted of 17 wholly-owned casino resorts and 50% investments in four other casino resorts, including:

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
     Most of our revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our resorts generate significant operating cash flow. Our industry has traditionally been capital intensive and we rely heavily on the ability of our resorts to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

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
     Impact of Current Economic Conditions
     The current state of the United States economy has negatively impacted our results of operations through the first nine months of 2008. The recent activity in the credit markets (see below) and in the broader global economy and financial markets has exacerbated these trends and consumer confidence has been significantly impacted, as witnessed in broader indications of consumer behavior such as trends in auto and other retail sales. Other conditions currently or recently present in the economic environment are conditions which tend to negatively impact our results, such as:
•	Weak housing market and significant declines in housing prices and related home equity;

•	Higher oil and gas prices which impact travel costs;

•	Weaknesses in employment and increases in unemployment;

•	Decreases in air capacity to Las Vegas throughout 2008; and

•	Decreases in equity market value, which impacted many customers.
     See “Operating Results — Detailed Revenue Information” for specific impacts of these conditions on our results of operations. Beyond the impact on our operating results, these factors have led to a significant decrease in equity market value in general and on our market capitalization specifically. With respect to our goodwill and indefinite-lived intangible assets, we do not believe that a triggering event requiring us to conduct an interim impairment test has occurred as of September 30, 2008 and we will perform our annual test during the fourth quarter. Our market capitalization as of September 30, 2008 exceeded our net book values by 53% or $2.7 billion, and our book value per share was $18.61. However, due to a subsequent decline in our market capitalization following quarter-end, we believe it is reasonably possible that our fourth quarter analysis will result in a non-cash impairment charge, though we are not currently able to reasonably estimate the amount of such charge. As of September 30, 2008, the balances of our goodwill and indefinite-lived intangible assets were $1.3 billion and $345 million, respectively. Approximately $1.2 billion of the goodwill balance relates to our 2005 acquisition of Mandalay Resort Group, and Mandalay’s trademarks and tradenames represent $228 million of the balance in indefinite-lived intangible assets.
     Given the uncertainty in the economy and the unprecedented nature of the situation with the financial and credit markets, forecasting future results has become very difficult. Leading indicators such as forward room bookings are difficult to assess. Businesses and consumers appear to have altered their spending patterns which may lead to further decreases in visitor volumes and customer spending, while recent declines in oil and gas prices could provide stimulus to a certain portion of our customers.
     Given these economic conditions, we have increasingly focused on managing costs. For example, we have reduced our salaried management positions; discretionary bonuses have been eliminated due to not meeting our internal profit targets; and we have been managing staffing levels across all our resorts. During the third quarter of 2008, the average number of full-time equivalent employees at our Las Vegas Strip resorts was down 7.5% from the third quarter of 2007. At MGM Grand Detroit, we continue to increase the efficiency of the permanent casino and we have implemented several cost reduction measures. We continue to review costs at the corporate and operating level to identify further opportunities for cost reductions.

     Impact of Current Credit Market Conditions
     The decrease in liquidity in the credit markets which began in late 2007 and accelerated significantly in September and October 2008 has significantly impacted our Company. The primary current impact of the turmoil in the credit markets has been the impact on our customers. We believe their inability to access near-term credit has led to a shift in spending, from discretionary items to fundamental costs like housing, and has impacted their willingness to plan vacation and convention trips.
     The issues in the credit markets have not significantly impacted our near-term or operational liquidity; for instance, we do not have a commercial paper program and we have been able to continue to access funding from our bank credit facility. However, there have been impacts to our financial position and on decisions related to our capital allocation decisions, including:
•	The ability of CityCenter to obtain project financing was negatively impacted, leading to a longer process than anticipated, at slightly higher interest rates than expected, with more funding from the venture partners required than anticipated;

•	In connection with the September 2008 amendment to our bank credit facility to increase the maximum leverage covenant, we will incur higher interest costs; and

•	Our recent senior secured notes offering was completed at a higher interest rate than our existing fixed-rate indebtedness. See “Other Factors Affecting Liquidity”.
     Partially in response to these factors, and also due to the current economic environment, we have postponed development on MGM Grand Atlantic City – see “Other Factors Affecting Liquidity” – and our joint venture with Kerzner and Istithmar for a Las Vegas Strip project. We have also significantly reduced our forecasted capital expenditures for 2009.
     We had $1.2 billion available under our bank credit facility at September 30, 2008 and, in October 2008, we entered into an agreement to issue $750 million of 13% senior secured notes due 2013 which will be issued at a discount for net proceeds of $687 million. We believe these funding sources, along with our current assessment of expected free cash flow and the reduction in capital spending in 2009, will be sufficient to allow us to fund our debt maturities and CityCenter funding requirements through 2009, including the repayment of approximately $1.3 billion of senior notes maturing in July and October 2009. In the event that the Company's operating performance does not meet our current expectations, it may be necessary to access the capital markets or explore the sale of non-core assets to provide additional liquidity. Our next bond maturities are in 2010, totaling approximately $1.1 billion. Our substantial indebtedness, market conditions and other factors, as more fully described in Item 1A, “Risk Factors,” could adversely affect our operating and financial results and impact our ability to satisfy our obligations in future periods.
Results of Operations
     The following discussion is based on our consolidated financial statements for the three and nine months ended September 2008 and 2007. In addition to the pervasive economic factors discussed above, comparability of our results was impacted by the following:
•	The closure of Monte Carlo from January 25, 2008 through February 14, 2008 due to a rooftop fire; additionally, a significant portion of Monte Carlo’s suites remained out of service through September 30, 2008. While we maintain insurance coverage for both property damage and business interruption, we do not record recovery of lost profits until all contingencies with the insurance claim have been resolved. Monte Carlo earned operating income of $45 million for the nine months ended September 30, 2008, which included $19 million of insurance recovery income, compared to $70 million for the nine months ended September 30, 2007.

•	The opening of the permanent casino at MGM Grand Detroit in October 2007, which added significant gaming capacity, a 400 room hotel, and new restaurants and other amenities.

•	During 2007, we recognized $12 million and $84 million of profits on sales of condominium units at The Signature for the three and nine-month periods, respectively.

•	We recognized $135 million related to Hurricane Katrina insurance recoveries in the third quarter of 2007.
     Our net revenue decreased 6% and 3%, respectively, in the 2008 three and nine-month periods compared to the prior year. Revenues were impacted by the economic and market trends discussed above. We strategically lowered room prices at our resorts to maximize occupancy levels, but gaming revenue was impacted by lower visitor spending. However, spending in restaurants, entertainment venues and other non-gaming areas was not impacted to the same extent. Our regional resorts generally performed better relative to the prior year, even with the impact of Hurricanes Gustav and Ike on Beau Rivage in the third quarter of 2008.

     Operating income decreased 48% for the third quarter to $242 million partially due to lower revenues and higher depreciation expense. During the third quarter of 2008 the Company reversed bonus accruals due to not meeting its internal profit targets and recorded a $30 million write-down of the carrying value of Primm Valley Golf Club. Operating income decreased 29% excluding these items, the prior year insurance recoveries, prior year Signature profits, preopening and start-up expenses, and other property transactions. On a year-to-date basis, our operating income decreased 34%, 23% on a comparable basis, to $917 million and was generally affected by similar trends.
     Operating Results – Detailed Revenue Information
     The following table presents details of our net revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percentage			Percentage
	2008	Change	2007	2008	Change	2007
	(Dollars in thousands)
Casino revenue, net:
Table games	$268,006	(11%)	$300,092	$834,372	(8%)	$904,195
Slots	450,374	(6%)	478,560	1,362,199	(3%)	1,403,274
Other	20,951	(17%)	25,182	75,407	(8%)	82,235

Casino revenue, net	739,331	(8%)	803,834	2,271,978	(5%)	2,389,704

Non-casino revenue:
Rooms	458,051	(10%)	510,795	1,500,322	(7%)	1,614,906
Food and beverage	395,090	(3%)	406,620	1,229,045	(2%)	1,248,786
Entertainment, retail and other	360,213	3%	348,762	1,089,265	6%	1,030,399

Non-casino revenue	1,213,354	(4%)	1,266,177	3,818,632	(2%)	3,894,091

	1,952,685	(6%)	2,070,011	6,090,610	(3%)	6,283,795
Less: Promotional allowances	(167,154)	(3%)	(172,941)	(506,355)	(3%)	(520,874)

	$1,785,531	(6%)	$1,897,070	$5,584,255	(3%)	$5,762,921

     The decreases in table games revenue resulted from declines of 10% and 7% in total table games volume for the three and nine-month periods, respectively. The overall table games hold percentage was within our normal range in both the three and nine month periods, as well as the prior year periods, and was slightly higher in the current year periods versus the prior year. Slots revenue decreased 6% in the quarter, with a 13% decrease at our Las Vegas Strip resorts. However, slots revenue increased 14% at Gold Strike-Tunica and 18% at MGM Grand Detroit. Slots revenue for the year to date period declined 3%, with an 8% decrease at our Las Vegas Strip resorts partially offset by increases at Gold Strike Tunica and MGM Grand Detroit.
     Rooms revenue in the third quarter decreased 10%, with a 10% decrease in Las Vegas Strip REVPAR. Average room rates were down 9% at the Company’s Las Vegas Strip resorts. Las Vegas Strip occupancy decreased slightly, and the Company had approximately 21,000 fewer rooms available at its Las Vegas Strip resorts, mainly due to room remodel projects at The Mirage and TI and the Monte Carlo fire. For the nine month periods, REVPAR decreased 7% and average room rates decreased 4%. The Company had approximately 99,000 fewer rooms available at its Las Vegas Strip resorts for the 2008 nine months compared to prior year. The following table shows key hotel statistics for our Las Vegas Strip resorts:

	Three Months		Nine Months
For the periods ended September 30,	2008	2007	2008	2007
Occupancy	95%	97%	95%	97%
Average Daily Rate (ADR)	$135	$147	$151	$159
Revenue per Available Room (REVPAR)	128	143	144	154
     Food and beverage revenue decreased 3% and entertainment revenues also performed well, only down 4% despite a difficult comparison as the third quarter of 2007 featured a strong event calendar at the Company’s arenas. Our Cirque du Soleil production shows generated revenue comparable to the prior year in the quarter. We believe our restaurants, nightclubs and Cirque du Soleil production shows continue to attract guests seeking the highest quality. We have continued to introduce new venues, such as the recently opened RokVegas nightclub at New York-New York, and the highly-anticipated grand opening of Criss Angel Believe at Luxor occurred in October. On a year-to-date basis, food and beverage and entertainment revenues experienced similar trends. Other revenue increased 18% for the third quarter, primarily related to reimbursement of costs from CityCenter for employee compensation, residential sales costs, and certain allocated costs.
     Operating Results – Details of Certain Charges
     Preopening and start-up expenses were $6 million and $18 million, respectively, in the 2008 three and nine- month periods versus $26 million and $54 million, respectively, in 2007. In 2008, preopening and start-up expenses largely consisted of our share of CityCenter’s preopening costs. In 2007, preopening and start-up expenses consisted of amounts related to CityCenter, MGM Grand Macau and the permanent facility at MGM Grand Detroit.

     Property transactions, net consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2008	2007	2008	2007
	(In thousands)
Monte Carlo fire insurance recoveries	$—	$—	$(9,639)	$—
Hurricane Katrina insurance recoveries	—	(107,035)	—	(107,035)
Write-downs and impairments	30,928	11,439	38,449	19,252
Demolition costs	799	5,435	5,470	5,435
Net losses on sale or disposal of fixed assets	599	936	704	549

	$32,326	$(89,225)	$34,984	$(81,799)

     Write-downs and impairments in 2008 primarily related to the write-down of Primm Valley Golf Club. Additional write-downs and impairments in 2008 related to a damaged marquee sign at Bellagio, assets written-off in conjunction with retail store changes at Mandalay Bay, and discontinued capital projects. Demolition costs in 2008 relate largely to room remodel activity.
     Write-downs and impairments in 2007 include write-offs related to discontinued construction projects and a write-off of the carrying value of the Nevada Landing building assets due to its closure in March 2007. The 2007 periods also include demolition costs related to ongoing projects at our resorts.
     Non-operating Results
     Net interest expense decreased to $145 million in the 2008 third quarter from $180 million in the 2007 period. For the nine months, net interest expense decreased to $440 million from $547 million. Gross interest cost was lower in the 2008 periods due to a combination of lower market interest rates and favorable pricing levels for our senior credit facility, and the decrease in average debt balances outstanding as a result of the net proceeds of approximately $3.7 billion from the CityCenter transaction and Dubai World stock sale in November 2007; these items were partially offset by subsequent share repurchase activity.
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
     We expect net interest expense to increase in future periods due to: 1) the cessation of capitalized interest on the postponed MGM Grand Atlantic City project; 2) increased pricing on our senior credit facility; and 3) higher interest related to our recent senior secured notes offering which have a stated interest rate at 13% and were issued at a discount to yield 15%. This rate is significantly higher than the rate on our senior credit facility, a portion of which was repaid with the proceeds of the senior secured notes issuance. In addition, interest expense may be impacted by recent fluctuations in LIBOR – see “Market Risk” for further discussion.
     Discontinued Operations
     We completed the sale of Primm Valley Resorts in April 2007, and the sale of the Laughlin Properties in June 2007. Our combined pre-tax gain on disposal of these resorts was $264 million.
     Cash Flows – Operating Activities
     Cash flow provided by operating activities was $501 million for the nine months ended September 30, 2008, a decrease from $697 million in the prior year period. This decrease was primarily due to the following factors:
•	The decrease in operating income from $1.4 billion in 2007 to $917 million in 2008;

•	Higher income tax payments as the 2008 period included a significant tax payment, approximately $300 million, relating to the November 2007 CityCenter transactions.
     At September 30, 2008, we held cash and cash equivalents of $250 million.

     Cash Flows – Investing Activities
     Capital expenditures were $674 million in the nine months ended September 30, 2008. Major items included room remodel activity at several resorts – The Mirage, TI and Excalibur; the people mover system connecting Bellagio, CityCenter and Monte Carlo as well as Monte Carlo’s share of a new parking garage; Monte Carlo repairs resulting from the fire; and the new theater at Luxor for Believe.
     In 2007, capital expenditures were $2.5 billion, and included expenditures for CityCenter, the permanent casino in Detroit, Beau Rivage rebuilding costs, room remodel projects, and corporate aircraft.
     In the nine months ended September 30, 2008, we and Dubai World each made loans to CityCenter of $800 million to fund construction expenditures.
     Cash Flows – Financing Activities
     In the nine months ended September 30, 2008, we borrowed net debt of $2.1 billion. The increase in net debt was due primarily to the level of capital expenditures, loans to CityCenter, and share repurchases. At September 30, 2008, our senior credit facility had an outstanding balance of $5.7 billion, with available borrowings of $1.2 billion.
     We repurchased 18.2 million shares of our common stock in the nine months ended September 30, 2008 at a cost of $1.2 billion, including shares purchased in a joint tender offer with a wholly-owned subsidiary of Dubai World. During the second quarter of 2008, we completed our December 2007 share repurchase authorization and had not repurchased any shares under a new 20 million share authorization approved by our Board of Directors in May 2008.
     Other Factors Affecting Liquidity
     Amendment to Senior Credit Facility. In September 2008, we amended our senior credit facility to increase the maximum total leverage ratio (debt to EBITDA, as defined) to 7.5:1.0 beginning with the fiscal quarter ending December 31, 2008, which will remain in effect through December 31, 2009, with step downs thereafter. The amendment modified drawn and undrawn pricing levels as well as revised certain definitions and limitations on secured indebtedness. The Company’s drawn pricing levels over LIBOR remain unchanged when the maximum total leverage ratio is less than 5.0:1. Should the maximum total leverage ratio exceed these levels, the drawn pricing levels over LIBOR would range from 1.25% to 2.00%. As of September 30, 2008, without regard to the maximum total leverage ratio, the drawn pricing level has been set at LIBOR plus 1.75% until the delivery of the compliance certificate for the end of the fourth quarter of 2008.
     Long-term Debt Payable in 2008. In October 2008, we received notice from holders of substantially all our $150 million 7% debentures due 2036 requiring us to repurchase such debt late in November 2008.
     Senior Secured Notes Issuance. In October 2008, we entered into an agreement to issue $750 million of 13% senior secured notes due 2013, issued at a discount to yield 15% with net proceeds to us of $687 million, with closing scheduled for November 14, 2008. The notes will be secured by the equity interests and assets of New York-New York and will otherwise rank equally with the Company’s existing and future senior indebtedness.
     CityCenter. In October 2008, CityCenter closed on a $1.8 billion senior secured bank credit facility. The credit facility can be increased up to $3 billion and consists of a $250 million revolver with the remaining amount being in the form of term loans. The credit facility matures in April 2013 and is secured by substantially all of the assets of CityCenter. The credit facility is initially priced at LIBOR plus 3.75% through the construction period.
     Through September 30, 2008, we and Dubai World had each made loans of $800 million to CityCenter, which are subordinate to the credit facility, to fund construction costs and have each subsequently provided additional subordinated loans of $125 million. Subsequent to September 30, 2008, $425 million of each partner’s loan funding has been converted to equity. Under the terms of the credit facility, we and Dubai World are each required to fund future construction costs through equity commitments of up to $959 million, which requirement would be reduced by future qualifying financing obtained by CityCenter. The proceeds from the subordinated loans and equity contributions will be used to fund construction costs prior to amounts being drawn under the credit facility. Under certain circumstances, including obtaining $3.0 billion in commitments, the term loans may be drawn on a ratable basis with the portion of the unexpended subordinated loans and equity contributions.

     In conjunction with the CityCenter credit facility, we and Dubai World have entered into partial completion guarantees on a several basis. The partial completion guarantees provide for additional funding of construction costs in the event such funding is necessary to complete the project, up to a maximum amount of $600 million each.
     MGM Grand Atlantic City Development. In October 2007, we announced plans for a multi-billion dollar resort complex on our 72-acre site in Atlantic City. Since making that announcement, we have made extensive progress in design and other pre-development activities. However, current economic conditions, including limited access to capital markets for projects of this scale have caused us to reassess timing for this project. Accordingly, we have postponed current development activities.
     Mashantucket Pequot Tribal Nation. We have entered into a series of agreements to implement a strategic alliance with the Mashantucket Pequot Tribal Nation (“MPTN”), which owns and operates Foxwoods Casino Resort in Ledyard, Connecticut. Under the strategic alliance, a new casino resort owned and operated by MPTN located adjacent to the existing Foxwoods casino resort carries the “MGM Grand” brand name. The resort opened in May 2008. We are receiving a branding fee in connection with this agreement. We have also formed a jointly owned company with MPTN – Unity Gaming, LLC – to acquire or develop future gaming and non-gaming enterprises. Under certain circumstances, we will provide a loan of up to $200 million to finance a portion of MPTN’s investment in future joint projects.
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
     Impairment of Long-lived Assets
     We review goodwill and indefinite-lived intangible assets for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. See Note 1 to the accompanying Consolidated Financial Statements for further discussion related to goodwill and indefinite-lived intangible assets.
     There are several estimates inherent in evaluating these assets for impairment. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. In addition, the determination of terminal year free cash flow multiples and discount rates, used in the goodwill impairment test, are highly judgmental and dependent in large part on expectations of future market conditions.

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
     As of September 30, 2008, long-term variable rate borrowings represented approximately 43% of our total borrowings. Assuming a 100 basis-point change in LIBOR at September 30, 2008, our annual interest cost would change by approximately $57 million.
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
Item 4. Controls and Procedures
     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2008. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.
     During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report for the period ended June, 30, 2008. There have been no significant developments in any of the cases disclosed in such reports during the three months ended September 30, 2008, except as noted below.
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
     The plaintiff is seeking unspecified monetary damages including restitution, injunctive relief, attorneys’ fees and costs. Discovery has commenced in the case. We believe that the plaintiff’s claims for relief and for class certification are unjustified, and we intend to vigorously defend our position in this case.
Item 1A. Risk Factors
     A complete description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to those risk factors in the nine months ended September 30, 2008, except for revising the risk factor related to indebtedness as follows:
     Our substantial indebtedness could adversely affect our operations and financial results and impact our ability to satisfy our obligations. We had approximately $13.3 billion of indebtedness as of September 30, 2008. The interest rate on a large portion of our long-term debt is subject to fluctuation based on changes in short-term interest rates and the level of debt-to-EBITDA under the provisions of our senior credit facility. In addition, our credit agreement and the indentures for our existing notes and the notes permit us to incur additional indebtedness under certain circumstances in the future.
     Our indebtedness could have important consequences. For example, it could:
•	increase our exposure to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	limit our ability to borrow additional funds; and

•	place us at a competitive disadvantage compared to other less leveraged competitors.
     Servicing our indebtedness and expansion and renovation projects will require a significant amount of cash and our ability to generate sufficient cash depends on many factors, some of which are beyond our control, and will also depend on our ability to borrow under our senior credit facility. We may require additional financing to support our continued growth or to refinance our indebtedness which may not be available to us in current market conditions. Our ability to make payments on and to refinance our indebtedness and to fund planned or committed capital expenditures and investments in joint ventures, such as the CityCenter Project, depends on our ability to generate cash flow in the future and our ability to borrow under our senior credit facility. As of September 30, 2008, we had $1.2 billion in availability under our senior credit facility. However, our ability to borrow funds in the future under our senior credit facility depends on our meeting a minimum interest coverage test and a maximum leverage ratio test as well as our compliance with the other covenants in our senior credit facility and our ability to meet certain conditions to borrowing.

     If adverse regional and national economic conditions persist or worsen, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Furthermore, the interest rate applicable to our borrowings under the credit facility is based on variable reference rates and our leverage ratio. Any increase in the interest rate applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs.
     In the event that we need to extend or refinance any of our existing indebtedness or raise additional indebtedness, we may not be able to do so on favorable terms or at all. Due to the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms, including the applicable interest rate, acceptable to us or at all. Our inability to generate sufficient cash flow or refinance or raise additional indebtedness on favorable terms, or any increase in the cost of our indebtedness, could have a material adverse effect on our financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. We did not repurchase shares during the quarter ended September 30, 2008. The maximum number of shares still available for repurchase under our May 2008 repurchase program was 20 million as of September 30, 2008.
Item 6. Exhibits
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

10.1	MGM MIRAGE 1997 Nonqualified Stock Option Plan Amended and Restated.

10.2	Amended and Restated MGM MIRAGE 2005 Omnibus Incentive Plan.

10.3	Amendment No.1 to the Operating Agreement of IKM JV, LLC dated September 30, 2008 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated September 30, 2008).

10.4	Amendment No.1 to the Fifth Amended and Restated Loan Agreement dated September 30, 2008. (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated September 30, 2008).

10.5	MGM MIRAGE Sponsor Contribution Agreement, dated October 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2008).

10.6	MGM MIRAGE Sponsor Completion Guarantee, dated October 31, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 31, 2008).

10.7	Amendment to the MGM MIRAGE Deferred Compensation Plan II (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 3, 2008).

10.8	Amendment to the MGM MIRAGE Supplemental Executive Retirement Plan II. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 3, 2008).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE
Date: November 7, 2008	By:	/s/ J. TERRENCE LANNI
J. Terrence Lanni
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2008		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President and Chief Financial Officer (Principal Financial Officer)