Form 10-K
period 2008-12-31
MGM MIRAGE
filed 2009-03-17
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2008 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2008) was $4.2 billion. As of March 9, 2009, 276,557,345 shares of Registrant’s Common Stock, $.01 par value, were outstanding.

Portions of the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

MGM MIRAGE is referred to as the “Company” or the “Registrant,” and together with our subsidiaries may also be referred to as “we,” “us” or “our.”

Liquidity and Financial Position

For discussion of our liquidity and financial position, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Liquidity and Financial Position” and Note 2 to the accompanying consolidated financial statements.

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

Our Operating Resorts

We have provided below certain information about our resorts as of December 31, 2008. Except as otherwise indicated, we wholly own and operate the resorts shown below.

	Number of	Approximate
	Guestrooms	Casino Square		Gaming
Name and Location	and Suites	Footage	Slots(1)	Tables(2)

Las Vegas Strip, Nevada
Bellagio	3,933	160,000	2,320	151
MGM Grand Las Vegas(3)	6,264	158,000	2,455	167
Mandalay Bay(4)	4,752	160,000	1,962	117
The Mirage	3,044	118,000	1,966	106
Luxor	4,405	100,000	1,443	85
Excalibur	3,981	91,000	1,532	67
Treasure Island (“TI”)(5)	2,885	87,000	1,620	65
New York-New York	2,025	84,000	1,724	70
Monte Carlo	3,002	102,000	1,556	63
Circus Circus Las Vegas(6)	3,764	126,000	1,986	90

Subtotal	38,055	1,186,000	18,564	981

Other Nevada
Circus Circus Reno (Reno)	1,572	70,000	1,091	35
Silver Legacy — 50% owned (Reno)	1,710	87,000	1,623	64
Gold Strike (Jean)	810	37,000	688	9
Railroad Pass (Henderson)	120	13,000	332	5

Other Operations
MGM Grand Detroit (Detroit, Michigan)	400	196,000	4,102	95
Beau Rivage (Biloxi, Mississippi)	1,740	75,000	2,050	93
Gold Strike (Tunica, Mississippi)	1,133	50,000	1,381	58
MGM Grand Macau — 50% owned (Macau S.A.R.)	593	215,000	829	376
Borgata — 50% owned (Atlantic City, New Jersey)	2,771	160,000	3,931	182
Grand Victoria — 50% owned (Elgin, Illinois)	—	35,000	1,144	30

Grand Total	48,904	2,124,000	35,735	1,928

(1)	Includes slot machines, video poker machines and other electronic gaming devices.

(2)	Includes blackjack (“21”), baccarat, craps, roulette and other table games; does not include poker.

(3)	Includes 1,220 rooms available for rent as of December 31, 2008 at The Signature at MGM Grand.

(4)	Includes the Four Seasons Hotel with 424 guest rooms and THEhotel with 1,117 suites.

(5)	In December 2008 we entered into an agreement to sell TI; the sale is expected to close no later than March 31, 2009.

(6)	Includes Slots-A-Fun.

More detailed information about each of our operating resorts can be found in Exhibit 99.1 to this Annual Report on Form 10-K, which Exhibit is incorporated herein by reference.

Investing in Existing Resorts

We believe that ensuring our resorts are the premier resorts in their respective markets requires significant capital investment. We have a track record of reinvesting cash flows into our existing resorts and we have achieved strong returns on these investments in the past. We have made significant investments in our resorts over the past few years, we do not expect to reinvest significantly in our resorts in 2009 or 2010.

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

Capital additions have not had the same impact on profitability due to the severe downturn in economic conditions in general and the impact on tourism and travel spending specifically — see “Management’s Discussion and Analysis.” For instance, we invested in new amenities and remodeled the standard rooms at Mandalay Bay in 2007, but operating income did not rise appreciably in 2008. However, we believe these improvements, and improvements at other resorts such as Luxor and New York-New York, still increase our relative market position during times where we and our competitors are trying to draw from a smaller customer base. In addition, we believe such investments will allow us to earn an above — market return when economic conditions improve.

We also actively manage our portfolio of land holdings. We own approximately 700 acres of land on the Las Vegas Strip, with a meaningful portion of those acres undeveloped or considered by us to be under-developed.

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

General

We primarily own and operate casino resorts, which includes offering gaming, hotel, dining, entertainment, retail and other resort amenities. Over half of our net revenue is derived from non-gaming activities, a higher percentage than many of our competitors, as our operating philosophy is to provide a complete resort experience for our guests, including non-gaming amenities which command a premium price based on their quality.

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

Our results of operations do not tend to be seasonal in nature, though a variety of factors can affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our high-end customers, and the level of play during major holidays, including New Year and Chinese New Year. Our significant convention and meeting facilities allow us to maximize hotel occupancy and customer volumes during off-peak times such as mid-week or during traditionally slower leisure travel periods, which also leads to better labor utilization. Our results do not depend on key individual customers, though our success in marketing to customer groups — such as convention customers — or the financial health of customer segments — such as business travelers or high-end gaming customers from a particular country or region — can impact our results.

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

Our Las Vegas casino resorts compete for customers with a large number of other hotel-casinos in the Las Vegas area, including major hotel-casinos on or near the Las Vegas Strip, major hotel-casinos in the downtown area, which is about five miles from the center of the Strip, and several major facilities elsewhere in the Las Vegas area. Our Las Vegas Strip resorts also compete, in part, with each other. According to the Las Vegas Convention and Visitors Authority, there were approximately 141,000 guestrooms in Las Vegas at December 31, 2008, up 6% from approximately 133,000 rooms at December 31, 2007. Las Vegas visitor volume was 37.5 million in 2008, a decrease of 4% from the 39.2 million reported for 2007.

The principal segments of the Las Vegas gaming market are leisure travel; premium gaming customers; conventions, including small meetings, trade associations, and corporate incentive programs; and tour and travel. Our high-end properties, which include Bellagio, MGM Grand Las Vegas, Mandalay Bay, and The Mirage, appeal to the upper end of each market segment, balancing their business by using the convention and tour and travel segments to fill the mid-week and off-peak periods. Our marketing strategy for TI, New York-New York, Luxor and Monte Carlo is aimed at attracting middle- to upper-middle-income wagerers, largely from the leisure travel and, to a lesser extent, the tour and travel segments. Excalibur and Circus Circus Las Vegas generally cater to the value-oriented and middle-income leisure travel and tour and travel segments.

Outside Las Vegas, our other wholly-owned Nevada operations compete with each other and with many other similar sized and larger operations. A significant portion of our customers at these resorts come from California. We believe the expansion of Native American gaming has had a negative impact on all of our Nevada resorts not located on the Las Vegas Strip, and additional expansion in California could have a further adverse effect on these resorts. Our Nevada resorts not located in Las Vegas appeal primarily to the value-oriented leisure traveler and the value-oriented local customer.

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

Our unconsolidated affiliates mainly compete for customers against casino resorts in their respective markets. Much like our wholly-owned resorts, our unconsolidated affiliates compete through the quality of amenities, the value of the experience offered to guests, and the location of their resorts.

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

Employees and Management

We believe that knowledgeable, friendly and dedicated employees are a key success factor in the casino resort industry. Therefore, we invest heavily in recruiting, training and retaining our employees, as well as seeking to hire and promote the strongest management team possible. We have numerous programs, both at the corporate and business unit level, designed to achieve these objectives. For example, our diversity program extends throughout our Company, and focuses on the unique strengths of our individuals combined with a culture of working together to achieve greater performance. Our diversity program has been widely recognized, including the honor of “Top 50 Best Companies for Diversity” given by DiversityInc magazine. We have also invested heavily in training, and we believe our programs, such as the MGM Grand University and various leadership and management training programs, are best-in-class among our industry peers.

Technology

We utilize technology to maximize revenue and efficiency in our operations. Our Players Club program links our major resorts, and consolidates all slots and table games activity for customers with a Players Club account. Customers qualify for benefits across all of the participating resorts, regardless of where they play. We believe that our Players Club enables us to more effectively market to our customers. A large number of the slot machines at our resorts operate with International Game Technology’s EZ-Paytm cashless gaming system. We believe that this system enhances the customer experience and increases the revenue potential of our slot machines.

Technology is an important part of our strategy in non-gaming and administrative operations as well. Our hotel systems include yield management modules which allow us to maximize occupancy and room rates. Additionally, these systems capture charges made by our customers during their stay, including allowing customers of our resorts to charge meals and services at certain other MGM MIRAGE resorts to their hotel accounts. We implemented a new hotel management system at most of our major resorts in 2007, which has enhanced our guest service and improved our yield management capabilities across our portfolio of resorts.

Internal Controls

We have a strong culture of compliance, driven by our history in the highly regulated gaming industry and our belief that compliance is a value-added activity. Our system of internal controls and procedures — including internal control over financial reporting — is designed to ensure reliable and accurate financial records, transparent disclosures, compliance with laws and regulations, and protection of our assets. Our internal controls start at the source of business transactions, and we have rigorous enforcement through controllership at both the business unit and corporate level. Our corporate management also review each of our businesses on a regular basis and we have a corporate internal audit function that performs reviews around gaming compliance, internal controls over financial reporting, and operational areas.

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

Sustainable Growth

In allocating capital, our financial strategy is focused on managing a proper mix of investing in existing resorts, spending on new resorts or initiatives, repaying long-term debt, and returning capital to shareholders. We have actively allocated capital to each of these areas historically. We believe there are reasonable investments for us to make in new initiatives that will provide returns in excess of the other options, though the pace and extent of such investments have been impacted by the current state of credit markets.

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

CityCenter

We own 50% of CityCenter, currently under development on a 67-acre site on the Las Vegas Strip, between Bellagio and Monte Carlo. Infinity World Development Corp. (“Infinity World”), a wholly-owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity, owns the other 50% of CityCenter. CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room non-gaming boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 425,000 square feet of retail shops, dining and entertainment venues; and approximately 2.1 million square feet of residential space in approximately 2,400 luxury condominium and condominium-hotel units in multiple towers. CityCenter is expected to open in late 2009, except CityCenter postponed the opening of The Harmon Hotel & Spa until late 2010 and cancelled the development of approximately 200 residential units originally planned. We are serving as the developer of CityCenter and, upon completion of construction, we will manage CityCenter for a fee.

Atlantic City, New Jersey

We own approximately 130 acres on Renaissance Pointe in Atlantic City, New Jersey. We lease ten acres to Borgata under long-term leases for use in its current operations and for its expansion. Of the remaining 120 acres, approximately 72 acres are suitable for development. We lease nine of these developable acres to Borgata on a short-term basis for surface parking and a portion of the remaining acres consists of common roads, landscaping and master plan improvements which we designed and developed as required by our agreement with Boyd. We own an additional 14 acres in the Marina District near Renaissance Pointe.

In October 2007, we announced plans for a multi-billion dollar resort complex on our 72-acre site in Atlantic City. Since making that announcement, we have made extensive progress in design and other pre-development activities. However, current economic conditions, including limited access to capital markets for projects of this scale, have caused us to reassess timing for this project. Accordingly, we have postponed current development activities.

Kerzner/Istithmar Joint Venture

In September 2007, we entered into a definitive agreement with Kerzner International and Istithmar forming a joint venture to develop a multi-billion dollar integrated resort to be located on the southwest corner of Las Vegas

Boulevard and Sahara Avenue. In September 2008, we and our partners agreed to defer additional design and pre-construction activities and amended our joint venture agreement accordingly. In the event the joint venture partners agree that the resort will be developed, we will contribute 40 acres of land, at an agreed value of $20 million per acre, for fifty percent of the equity in the joint venture. Kerzner International and Istithmar will contribute cash totaling $600 million, of which $200 million will be distributed to us, for the other 50% of the equity.

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

Leveraging Our Brand and Management Assets

We also seek to leverage our management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. We feel that several of our brands, particularly the “MGM Grand” brand, are well suited to new projects in both gaming and non-gaming developments. The recently opened MGM Grand Macau and MGM Grand at Foxwoods, and the recently announced MGM Grand Abu Dhabi are all part of our brand expansion strategy.

In 2007, we formed MGM MIRAGE Hospitality, LLC (“Hospitality”). The purpose of this entity is to source strategic resort development and management opportunities, both gaming and non-gaming. Hospitality will have a particular focus on international opportunities, where we feel future growth opportunities are greatest. We have hired senior personnel with established backgrounds in the development and management of international hospitality operations to maximize the profit potential of Hospitality’s operations. In 2008, Hospitality announced the formation of MGM MIRAGE Global Gaming Development, a new subsidiary principally focused on international gaming expansion.

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

Mashantucket Pequot Tribal Nation

We entered into a series of agreements to implement a strategic alliance with the Mashantucket Pequot Tribal Nation (“MPTN”), which owns and operates Foxwoods Casino Resort in Ledyard, Connecticut. Under the strategic alliance, we consulted with MPTN in the development of a new $700 million casino resort adjacent to the existing Foxwoods casino resort. The new resort utilizes the “MGM Grand” brand name and opened in May 2008. We and MPTN have also formed a jointly owned company — Unity Gaming, LLC — to acquire or develop future gaming and non-gaming enterprises.

China

We have formed a joint venture with the Diaoyutai State Guesthouse in Beijing, People’s Republic of China, to develop luxury non-gaming hotels and resorts globally, initially targeting prime locations, including Beijing, in the People’s Republic of China.

Vietnam

In November 2008, we and Asian Coast Development Ltd.  announced plans to develop MGM Grand Ho Tram, which is expected to open in 2011. MGM Grand Ho Tram will anchor a multi-property complex on the Ho Tram Strip in the Ba Ria Vung Tau Province in southwest Vietnam. MGM Grand Ho Tram will be owned and financed by Asian Coast Development Ltd. and we will provide development assistance and operate the five-star integrated resort upon completion.

Risks Associated With Our Brand and Management Strategy

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

Employees and Labor Relations

As of December 31, 2008, we had approximately 46,000 full-time and 15,000 part-time employees. At that date, we had collective bargaining contracts with unions covering approximately 30,000 of our employees. We consider our employee relations to be good. In August 2007, we entered a new five-year collective bargaining agreement covering approximately 21,000 of our Las Vegas Strip employees, not including MGM Grand Las Vegas. The collective bargaining agreement covering approximately 4,000 employees at MGM Grand Las Vegas expired in 2008. We have signed an extension of such agreement and are currently negotiating a new agreement. In addition, in October 2007 we entered into a new four-year agreement covering approximately 2,900 employees at MGM Grand Detroit.

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

Forward-Looking Statements

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

This Form 10-K and our 2008 Annual Report to Stockholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might,” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, new projects, future performance, the outcome of contingencies such as legal proceedings, and future financial results. From time to time, we also provide oral or written forward-looking statements in our Forms 10-Q and 8-K, as well as press releases and other materials we release to the public. Any or all of our forward-looking statements in this Form 10-K, in our 2008 Annual Report to Stockholders and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this Form 10-K — for example, government regulation and the competitive environment — will be important in determining our future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may differ materially.

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

Executive Officers of the Registrant

The following table sets forth, as of February 15, 2009, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position

James J. Murren	47	Chairman, Chief Executive Officer, President and Director
Robert H. Baldwin	58	Chief Design and Construction Officer and Director
Gary N. Jacobs	63	Executive Vice President, General Counsel, Secretary and Director
Aldo Manzini	45	Executive Vice President and Chief Administrative Officer
Daniel J. D’Arrigo	40	Executive Vice President and Chief Financial Officer
Robert C. Selwood	53	Executive Vice President and Chief Accounting Officer
Alan Feldman	50	Senior Vice President — Public Affairs
Phyllis A. James	56	Senior Vice President and Senior Counsel
Punam Mathur	48	Senior Vice President — Corporate Diversity and Community Affairs
John McManus	41	Senior Vice President, Assistant General Counsel and Assistant Secretary
Shawn T. Sani	43	Senior Vice President — Taxes
Cathryn Santoro	40	Senior Vice President and Treasurer

Mr. Murren has served as Chairman and Chief Executive Officer of the Company since December 2008 and as President since December 1999. He has served as Chief Operating Officer since August 2007. He was Chief Financial Officer from January 1998 to August 2007 and Treasurer from November 2001 to August 2007.

Mr. Baldwin has served as Chief Design and Construction Officer since August 2007. He served as Chief Executive Officer of Mirage Resorts from June 2000 to August 2007 and President and Chief Executive Officer of Bellagio, LLC from June 1996 to March 2005.

Mr. Jacobs has served as Executive Vice President and General Counsel of the Company since June 2000 and as Secretary since January 2002. Prior thereto, he was a partner with the law firm of Glaser, Weil, Fink, Jacobs, & Shapiro, LLP.

Mr. Manzini has served as Executive Vice President and Chief Administrative Officer since March 2007. Prior thereto, he served as Senior Vice President of Strategic Planning for the Walt Disney Company and in various senior management positions throughout his tenure from April 1990 to January 2007.

Mr. D’Arrigo has served as Executive Vice President and Chief Financial Officer since August 2007. He served as Senior Vice President — Finance of the Company from February 2005 to August 2007 and as Vice President — Finance of the Company from December 2000 to February 2005.

Mr. Selwood has served as Executive Vice President and Chief Accounting Officer since August 2007. He served as Senior Vice President — Accounting of the Company from February 2005 to August 2007 and as Vice President — Accounting of the Company from December 2000 to February 2005.

Mr. Feldman has served as Senior Vice President — Public Affairs of the Company since September 2001. He served as Vice President — Public Affairs of the Company from June 2000 to September 2001.

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

Ms. Mathur has served as Senior Vice President — Corporate Diversity and Community Affairs of the Company since May 2004. She served as Vice President — Corporate Diversity and Community Affairs of the Company from December 2001 to May 2004. She served as Vice President — Community Affairs of the Company from November 2000 to December 2001.

Mr. McManus has served as Senior Vice President, Assistant General Counsel and Assistant Secretary of the Company since July 2008. He served as Vice President and General Counsel for CityCenter’s residential and retail divisions from January 2006 to July 2008. Prior thereto, he served as General Counsel or Assistant General Counsel for various of the Company’s operating subsidiaries from May 2001 to January 2006.

Mr. Sani has served as Senior Vice President — Taxes of the Company since July 2005. He served as Vice President — Taxes of the Company from June 2002 to July 2005. Prior thereto he was a partner in the Transaction Advisory Services practice of Arthur Andersen LLP, having served that firm in various other capacities since 1988.

Ms. Santoro has served as Senior Vice President and Treasurer since August 2007. She served as Vice President — Treasury of the Company from August 2004 to August 2007. Prior thereto she was a Vice President for Wells Fargo Bank, serving in the gaming division.

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

•	Our substantial indebtedness and significant financial commitments could adversely affect our operations and financial results and impact our ability to satisfy our obligations. As of December 31, 2008, we had approximately $13.5 billion of indebtedness. In late February 2009, we borrowed $842 million under our senior credit facility, which amount represented — after giving effect to $93 million in outstanding letters of credit — the total amount of unused borrowing capacity available under our $7.0 billion senior credit facility. In connection with the waiver and amendment described below, on March 17, 2009 we repaid $300 million under the senior credit facility, which amount is not available for reborrowing without the consent of the lenders. We have no other existing sources of borrowing availability, except to the extent we pay down further amounts outstanding under the senior credit facility.

As of December 31, 2008, we had approximately $2.8 billion of financial commitments and estimated capital expenditures in 2009, excluding commitments under employment, entertainment and other operational agreements. Furthermore, the interest rate applicable to our borrowings under the senior credit facility is based on variable reference rates and our leverage ratio. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. Our substantial indebtedness and significant financial commitments could have important negative consequences, including:

—	increasing our exposure to general adverse economic and industry conditions;

—	limiting our flexibility in planning for, or reacting to, changes in our business and industry;

—	limiting our ability to borrow additional funds; and

—	placing us at a competitive disadvantage compared to other less leveraged competitors.

•	Our senior credit facility contains financial covenants, and we do not expect to be in compliance with such financial covenants in 2009. While we were in compliance with the financial covenants under our senior credit facility at December 31, 2008, if the recent adverse conditions in the economy in general — and the gaming industry in particular — continue, we believe that we will not be in compliance with those financial covenants during 2009. In fact, given these conditions and the recent borrowing under the senior credit facility, we do not expect to be in compliance with those financial covenants at March 31, 2009. As a result, on March 17, 2009 we obtained from the lenders under the senior credit facility a waiver of the requirement that we comply with such financial covenants through May 15, 2009. Additionally, we entered into an amendment of our senior credit facility which provides for, among other terms, the following:

—	We agreed to repay $300 million of the outstanding borrowings under the senior credit facility, which amount is not available for reborrowing without the consent of the lenders;

—	We are prohibited from prepaying or repurchasing our outstanding long-term debt or disposing of material assets; and other restrictive covenants were added that limit our ability to make investments and incur indebtedness;

—	The interest rate on outstanding borrowings under the senior credit facility was increased by 100 basis points; and

—	Our required equity contributions in CityCenter are limited through May 15, 2009 such that we can only make contributions if Infinity World makes its required contributions; our equity contributions do not exceed specified amounts (though we believe the limitation is in excess of the amounts expected to be required through May 15, 2009); and the CityCenter senior secured credit facility has not been accelerated.

Following expiration of the waiver on May 15, 2009, we will be subject to an event of default related to the expected noncompliance with financial covenants under the senior credit facility at March 31, 2009. We intend to work with our lenders to obtain additional waivers or amendments prior to May 15, 2009 to address future noncompliance with the senior credit facility; however, we can provide no assurance that we will be able to secure such waivers or amendments. The lenders holding at least a majority of the principal amount under our senior credit facility could, among other actions, accelerate the obligation to repay borrowings under our senior credit facility in such an event of default. As a result of such event of default, under certain circumstances, cross defaults could occur under our indentures and the CityCenter $1.8 billion senior secured credit facility, which could accelerate the obligation to repay amounts outstanding under such indentures and the CityCenter credit facility and could result in termination of the unfunded commitments under the CityCenter credit facility. If the lenders exercise any or all such rights, we or CityCenter may determine to seek relief through a filing under the U.S. Bankruptcy Code.

•	There is substantial doubt about our ability to continue as a going concern. The uncertainties described above regarding 1) our ability to meet our financial commitments, and 2) our potential noncompliance with financial covenants under our senior credit facility, raise a substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. As a result, the report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2008 contains an explanatory paragraph with respect to our ability to continue as a going concern. We can provide no assurance that we will be able to secure a waiver or amendment related to potential noncompliance under our senior credit facility or be able to address our 2009 financial commitments in such a way as to be able to continue as a going concern.

•	Current economic conditions adversely impact our ability to service or refinance our indebtedness and to make planned expenditures. Our ability to make payments on, and to refinance, our indebtedness and to fund planned or committed capital expenditures and investments in joint ventures, such as CityCenter, depends on our ability to generate cash flow in the future and our ability to borrow under our senior credit facility to the extent of available borrowings. If adverse regional and national economic conditions persist, worsen, or fail to improve significantly, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the financial and other restrictive covenants which we are subject to under our indebtedness. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

•	Our casinos in Las Vegas and elsewhere are destination resorts that compete with other destination travel locations throughout the United States and the world. We do not believe that our competition is limited to a particular geographic area, and gaming operations in other states or countries could attract our customers. To the extent that new casinos enter our markets or hotel room capacity is expanded by others in major destination locations, competition will increase. Major competitors, including new entrants, have either recently expanded their hotel room capacity or are currently expanding their capacity or constructing new resorts in Las Vegas. Also, the growth of gaming in areas outside Las Vegas, including California, has increased the competition faced by our operations in Las Vegas and elsewhere. In particular, as large scale gaming operations in Native American tribal lands has increased, particularly in California, competition has increased.

•	The ownership and operation of gaming facilities are subject to extensive federal, state and local laws, regulations and ordinances, which are administered by the relevant regulatory agencies in each jurisdiction. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators. In addition, unsuitable activity on our part or on the part of our domestic or foreign unconsolidated affiliates in any jurisdiction could have a negative impact on our ability to continue operating in other jurisdictions. For a summary of gaming regulations that affect our business, see “Regulation and Licensing.” The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to possible increase at any time.

•	Our business is affected by economic and market conditions in the markets in which we operate and in the locations our customers reside. Bellagio, MGM Grand Las Vegas, Mandalay Bay and The Mirage are particularly affected by economic conditions in the Far East, and all of our Nevada resorts are affected by economic conditions in the United States, and California in particular. A recession, economic slowdown or other economic issues affecting consumers is likely to cause a reduction in visitation to our resorts, which would adversely affect our operating results.

For example, the downturn in consumer spending and economic conditions that existed in 2008, and is expected to continue in 2009, has had a negative impact on our results of operations. In addition, the weak housing and real estate market — both generally and in Nevada particularly — has negatively impacted CityCenter’s ability to sell residential units.

•	Certain of our casino properties are located in areas that may be subject to extreme weather conditions, including, but not limited to, hurricanes. Such extreme weather conditions may interrupt our operations, damage our properties, and reduce the number of customers who visit our facilities in such areas. Although we maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions. Furthermore, such extreme weather conditions may interrupt or impede access to our affected properties and may cause visits to our affected properties to decrease for an indefinite period.

•	We are a large consumer of electricity and other energy. Accordingly, increases in energy costs, such as those experienced in 2007 and 2008, may have a negative impact on our operating results. Additionally, higher energy and gasoline prices which affect our customers may result in reduced visitation to our resorts and a reduction in our revenues.

•	Many of our customers travel by air. As a result, the cost and availability of air service and the impact of any events which disrupt air travel can affect our business. We cannot control the number or frequency of flights into or out of Las Vegas, but we rely on air traffic for a significant portion or our visitors. Reductions in flights by major airlines, such as those implemented in 2008 as a result of higher fuel prices and lower demand, can impact the number of visitors to our resorts. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of our customers reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our facilities.

•	Leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks or acts of war or hostility. These events can create economic and political uncertainties that could adversely impact our business levels. Furthermore, although we have been able to purchase some insurance coverage for certain types of terrorist acts, insurance coverage against loss or business interruption resulting from war and some forms of terrorism continues to be unavailable.

•	Our City Center joint venture involves significant risks. The development and ultimate operation of CityCenter is subject to unique risk given the scope of the development and financing requirements placed on us and our partner, Infinity World. If we or our partner are unable to meet our funding requirements or if City Center’s $1.8 billion senior secured credit facility is terminated — for instance, due to cross defaults at the partner level — then this could cause the development of CityCenter to be delayed or suspended indefinitely. Such an event could have adverse financial consequences to us.

•	Our joint venture in Macau S.A.R. involves significant risks. The operation of MGM Grand Macau, 50% owned by us, is subject to unique risks, including risks related to: (a) Macau’s regulatory framework; (b) our ability to adapt to the different regulatory and gaming environment in Macau while remaining in compliance with the requirements of the gaming regulatory authorities in the jurisdictions in which we currently operate, as well as other applicable federal, state, or local laws in the United States and Macau; (c) potential political or economic instability; and (d) the extreme weather conditions in the region.

Furthermore, such operations in Macau or any future operations in which we may engage in any other foreign territories are subject to risk pertaining to international operations. These may include financial risks, such as foreign economy, adverse tax consequences, and inability to adequately enforce our rights. These may also include regulatory and political risks, such as foreign government regulations, general geopolitical risks such as political and economic instability, hostilities with neighboring counties, and changes in diplomatic and trade relationships.

•	Our plans for future construction can be affected by a number of factors, including time delays in obtaining necessary governmental permits and approvals and legal challenges. We may make changes in project scope, budgets and schedules for competitive, aesthetic or other reasons, and these changes may also result from circumstances beyond our control. These circumstances include weather interference, shortages of materials and labor, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems, and unanticipated cost increases. Any of these circumstances could give rise to delays or cost overruns. Major expansion projects at our existing resorts can also result in disruption of our business during the construction period.

•	Claims have been brought against us and our subsidiaries in various legal proceedings, and additional legal and tax claims arise from time to time. It is possible that our cash flows and results of operations could be affected by the resolution of these claims. Please see the further discussion in Item 3. “Legal Proceedings.”

•	Tracinda Corporation beneficially owned approximately 54% of our outstanding common stock as of December 31, 2008. As a result, Tracinda Corporation has the ability to elect our entire Board of Directors and determine the outcome of other matters submitted to our stockholders, such as the approval of significant transactions.

•	A significant portion of our labor force is covered by collective bargaining agreements. Approximately 30,000 of our 61,000 employees are covered by collective bargaining agreements. A prolonged dispute with the covered employees could have an adverse impact on our operations. In addition, wage and or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. The collective bargaining agreement covering approximately 4,000 employees at MGM Grand Las Vegas expired in 2008. We have signed an extension of such agreement and are currently negotiating a new agreement.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located at Bellagio. The following table lists our significant land holdings; unless otherwise indicated, all properties are wholly-owned. We also own or lease various other improved and unimproved property in Las Vegas and other locations in the United States and certain foreign countries.

	Approximate
Name and Location	Acres	Notes

Las Vegas, Nevada operations:
Bellagio	76	Two acres of the site are subject to two ground leases that expire (giving effect to our renewal options) in 2019 and 2073.
MGM Grand Las Vegas	102
Mandalay Bay	100
The Mirage	102	Site is shared with TI. Approximately 21 acres will be transferred upon the close of the TI sale.
Luxor	60
TI	NA	See The Mirage.
New York-New York	20
Excalibur	53
Monte Carlo	28
Circus Circus Las Vegas	69	Includes Slots-A-Fun.
Shadow Creek Golf Course	240
Other Nevada operations:
Circus Circus Reno	10	A portion of the site is subject to two ground leases, which expire in 2032 and 2033, respectively.
Primm Valley Golf Club	448	Located in California, four miles from the Primm Valley Resorts.
Gold Strike, Jean, Nevada	51
Railroad Pass, Henderson, Nevada	9
Other domestic operations:
MGM Grand Detroit	27
Beau Rivage, Biloxi, Mississippi	41	Includes 10 acres of tidelands leased from the State of Mississippi under a lease that expires (giving effect to our renewal options) in 2066.
Fallen Oak Golf Course,
Saucier, Mississippi	508
Gold Strike, Tunica, Mississippi	24
Other land:
CityCenter — Support Services	12	Includes approximately 10 acres behind New York-New York, being used for project administration offices and approximately two acres adjacent to New York-New York, being used for the residential sales pavilion. We own this land and these facilities, and we are leasing them to CityCenter on a rent-free basis.
Las Vegas Strip — south	20	Located immediately south of Mandalay Bay.
	15	Located across the Las Vegas Strip from Luxor.
Las Vegas Strip — north	34	Located north of Circus Circus.
North Las Vegas, Nevada	66	Located adjacent to Shadow Creek.
Henderson, Nevada	47	Adjacent to Railroad Pass.
Jean, Nevada	116	Located adjacent to, and across I-15 from, Gold Strike.
Sloan, Nevada	89
Stateline, California at Primm	125	Adjacent to the Primm Valley Golf Club.
Detroit, Michigan	8	Site of former temporary casino.
Tunica, Mississippi	388	We own an undivided 50% interest in this site with another, unaffiliated, gaming company.
Atlantic City, New Jersey	152	Approximately 19 acres are leased to Borgata including nine acres under a short-term lease. Of the remaining land, approximately 74 acres are suitable for development.

The land underlying New York-New York, along with substantially all the assets of that resort, serve as collateral for our 13% Senior Secured Notes due 2013 issued in 2008.

Borgata occupies approximately 46 acres at Renaissance Pointe, including 19 acres we lease to Borgata. Borgata owns approximately 27 acres which are used as collateral for bank credit facilities in the amount of up to $850 million. As of December 31, 2008, $741 million was outstanding under the bank credit facility.

MGM Grand Macau occupies an approximately 10 acre site which it possesses under a 25 year land use right agreement with the Macau government. MGM Grand Paradise Limited’s interest in the land use right agreement is used as collateral for MGM Grand Paradise Limited’s bank credit facility. As of December 31, 2008, approximately $818 million was outstanding under the bank credit facility. At December 31, 2008, MGM Grand Paradise Limited obtained a waiver of its financial covenants under the bank credit facility.

Silver Legacy occupies approximately five acres in Reno, Nevada, adjacent to Circus Circus Reno. The site is used as collateral for Silver Legacy’s senior credit facility and 10.125% mortgage notes. As of December 31, 2008, $160 million of principal of the 10.125% mortgage notes were outstanding.

CityCenter occupies approximately 67 acres of land between Bellagio and Monte Carlo. The site is used as collateral for CityCenter’s bank credit facility. As of December 31, 2008, there is $1.0 billion outstanding under the CityCenter bank credit facility, though such borrowings are held as restricted cash by the venture.

All of the borrowings by our unconsolidated affiliates described above are non-recourse to MGM MIRAGE. Other than as described above, none of our other assets serve as collateral.

ITEM 3.	LEGAL PROCEEDINGS

Mandalay Bay Ticket Processing Fee Litigation

On July 14, 2008, the Company was served with a putative class action lawsuit filed in Los Angeles Superior Court in California (Jeff Feld v. Mandalay Corp. d/b/a Mandalay Bay Resort & Casino). The action purports to be brought pursuant to California’s Consumer Legal Remedies Act on behalf of all California residents who during the previous six years purchased event tickets from our subsidiary, paid a separate processing fee in addition to the ticket price, and did not receive or received inaccurate notice of the processing fee when they purchased the ticket. The plaintiff alleges that our subsidiary advertised event tickets at a specified price and then charged purchasers undisclosed additional fees, specifically a $5 processing fee, and that the foregoing was unlawful, a breach of contract, an unfair business practice, and a violation of California’s Civil Code and Business & Professions Code. The plaintiff was seeking unspecified monetary damages including restitution, injunctive relief, attorneys’ fees and costs. In February 2009, Mandalay Bay reached a satisfactory settlement with the individual plaintiff in this action. The settlement and dismissal of the action against Mandalay Bay and the Company are subject to court approval. No class has been certified in this case.

Other

We and our subsidiaries are also defendants in various other lawsuits, most of which relate to routine matters incidental to our business. We do not believe that the outcome of this other pending litigation, considered in the aggregate, will have a material adverse effect on the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2008.

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

	2008		2007
	High	Low	High	Low

First quarter	$84.92	$57.26	$75.28	$56.40
Second quarter	62.90	33.00	87.38	61.17
Third quarter	38.49	21.65	91.15	63.33
Fourth quarter	27.70	8.00	100.50	80.50

There were approximately 4,198 record holders of our common stock as of March 9, 2009.

We have not paid dividends on our common stock in the last two fiscal years. As a holding company with no independent operations, our ability to pay dividends will depend upon the receipt of dividends and other payments from our subsidiaries. Furthermore, our senior credit facility contains financial covenants that could restrict our ability to pay dividends. Our Board of Directors periodically reviews our policy with respect to dividends, and any determination to pay dividends in the future will be at the sole discretion of the Board of Directors.

Share Repurchases

Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. We did not repurchase shares of our common stock during the quarter ended December 31, 2008. The maximum number of shares available for repurchase under our May 2008 repurchase program was 20 million as of December 31, 2008.

Equity Compensation Plan Information

The following table includes information about our equity compensation plans at December 31, 2008:

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted Average per	Remaining Available
	Exercise of	Share Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
	Warrants and Rights	Warrants and Rights	Compensation Plans
(In thousands, except per share data)

Equity compensation plans approved by security holders	26,264	$26.98	17,648

ITEM 6.	SELECTED FINANCIAL DATA

	For The Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Net revenues	$7,208,767	$7,691,637	$7,175,956	$6,128,843	$4,001,804
Operating income (loss)	(129,603)	2,863,930	1,758,248	1,330,065	932,613
Income (loss) from continuing operations	(855,286)	1,400,545	635,996	435,366	345,209
Net income (loss)	(855,286)	1,584,419	648,264	443,256	412,332
Basic earnings per share:
Income (loss) from continuing operations	$(3.06)	$4.88	$2.25	$1.53	$1.24
Net income (loss) per share	(3.06)	5.52	2.29	1.56	1.48
Weighted average number of shares	279,815	286,809	283,140	284,943	279,325
Diluted earnings per share:
Income (loss) from continuing operations	$(3.06)	$4.70	$2.18	$1.47	$1.19
Net income (loss) per share	(3.06)	5.31	2.22	1.50	1.43
Weighted average number of shares	279,815	298,284	291,747	296,334	289,333
At year-end:
Total assets	$23,274,716	$22,727,686	$22,146,238	$20,699,420	$11,115,029
Total debt, including capital leases	13,470,618	11,182,003	12,997,927	12,358,829	5,463,619
Stockholders’ equity	3,974,361	6,060,703	3,849,549	3,235,072	2,771,704
Stockholders’ equity per share	$14.37	$20.63	$13.56	$11.35	$9.87
Number of shares outstanding	276,507	293,769	283,909	285,070	280,740

The following events/transactions affect the year-to-year comparability of the selected financial data presented above:

Discontinued Operations

•	In January 2004, we sold the Golden Nugget Las Vegas and the Golden Nugget Laughlin including substantially all of the assets and liabilities of those resorts (the “Golden Nugget Subsidiaries”).

•	In July 2004, we sold the subsidiaries that owned and operated MGM Grand Australia.

•	In April 2007, we sold the Primm Valley Resorts.

•	In June 2007, we sold the Colorado Belle and Edgewater resorts in Laughlin, Nevada (the “Laughlin Properties”).

The results of the above operations are classified as discontinued operations for all periods presented.

Acquisitions

•	The Mandalay acquisition closed on April 25, 2005.

Other

•	Beau Rivage was closed from August 2005 to August 2006 due to Hurricane Katrina.

•	Beginning January 1, 2006, we began to recognize stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). For the years ended December 31, 2008, 2007 and 2006, incremental expense, before tax, resulting from the adoption of SFAS 123(R) was $36 million, $46 million and $70 million, respectively.

•	During 2007 and 2006, we recognized our share of profits from the sale of condominium units at The Signature at MGM Grand. We recognized $93 million and $117 million (pre-tax) of such income in 2007 and 2006, respectively.

•	During 2007 and 2006, we recognized $284 million and $86 million, respectively, of pre-tax income for insurance recoveries related to Hurricane Katrina.

•	During 2007, we recognized a $1.03 billion pre-tax gain on the contribution of CityCenter to a joint venture.

•	During 2008, we recognized $19 million of pre-tax income for insurance recoveries related to the Monte Carlo fire.

•	In the fourth quarter of 2008, we recognized a $1.2 billion non-cash impairment charge related to goodwill and indefinite-lived intangible assets recognized in the Mandalay acquisition.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Liquidity and Financial Position

We have significant indebtedness and significant financial commitments in 2009. As of December 31, 2008, we had approximately $13.5 billion of total long-term debt. In late February 2009, we borrowed $842 million under our senior credit facility, which amount represented — after giving effect to $93 million in outstanding letters of credit — the total amount of unused borrowing capacity available under our $7.0 billion senior credit facility In connection with the waiver and amendment described below, on March 17, 2009 we repaid $300 million under the senior credit facility, which amount is not available for reborrowing without the consent of the lenders. We have no other existing sources of borrowing availability, except to the extent we pay down further amounts outstanding under the senior credit facility.

In addition to commitments under employment, entertainment and other operational agreements, our financial commitments and estimated capital expenditures in 2009, as of December 31, 2008, totaled approximately $2.8 billion — see “Liquidity and Capital Resources — Commitments and Contractual Obligations” — and consisted of:

•	Contractual maturities of long-term debt totaling approximately $1.0 billion;

•	Interest payments on long-term debt, estimated at $0.8 billion;

•	CityCenter required equity contributions of approximately $0.7 billion;

•	Other commitments of approximately $0.3 billion, including $0.2 billion of estimated capital expenditures;

To fund our anticipated 2009 financial commitments, we have the following sources of funds in 2009:

•	Available borrowings under our senior credit facility of $1.2 billion as of December 31, 2008;

•	Expected proceeds in 2009 from the sale of TI of approximately $0.6 billion;

•	Operating cash flow: Our current expectations for 2009 indicate that operating cash flow will be lower than in 2008. In 2008, we generated approximately $1.8 billion of cash flow from operations before deducting a) cash paid for interest, which commitments are included in the list above, and b) the tax payment on the 2007 CityCenter transaction.

We are uncertain as to whether the sources listed above will be sufficient to fund our 2009 financial commitments and we cannot provide any assurances that we will be able to raise additional capital to fund our anticipated expenditures in 2009 if the sources listed above are not adequate.

While we were in compliance with the financial covenants under our senior credit facility at December 31, 2008, if the recent adverse conditions in the economy in general — and the gaming industry in particular — continue, we believe that we will not be in compliance with those financial covenants during 2009. In fact, given these conditions and the recent borrowing under the senior credit facility, we do not believe we will be in compliance with those financial covenants at March 31, 2009. As a result, on March 17, 2009 we obtained from the lenders under the senior credit facility a waiver of the requirement that we comply with such financial covenants through May 15, 2009. Additionally, we entered into an amendment of our senior credit facility which provides for, among other terms, the following:

•	We agreed to repay $300 million of the outstanding borrowings under the senior credit facility, which amount is not available for reborrowing without the consent of the lenders;

•	We are prohibited from prepaying or repurchasing our outstanding long-term debt or disposing of material assets; and other restrictive covenants were added that limit our ability to make investments and incur indebtedness;

•	The interest rate on outstanding borrowings under the senior credit facility was increased by 100 basis points; and

•	Our required equity contributions in CityCenter are limited through May 15, 2009 such that we can only make contributions if Infinity World makes its required contributions; our equity contributions do not exceed specified amounts (though we believe the limitation is in excess of the amounts expected to be required through May 15, 2009); and the CityCenter senior secured credit facility has not been accelerated.

Following expiration of the waiver on May 15, 2009, we will be subject to an event of default related to the expected noncompliance with financial covenants under the senior credit facility at March 31, 2009. Under the terms of the senior credit facility, noncompliance with financial covenants is an event of default, under which the lenders (with a vote of more than 50% of the lenders) may exercise any or all of the following remedies:

•	Terminate their commitments to fund additional borrowings;

•	Require cash collateral for outstanding letters of credit;

•	Demand immediate repayment of all outstanding borrowings under the senior credit facility: and

•	Decline to release subsidiary guarantees which would impact our ability to execute asset dispositions.

In addition, there are provisions in certain of the indentures governing our senior and senior subordinated notes under which a) the event of default under the senior secured credit facility, or b) the remedies under an event of default under the senior credit facility, would cause an event of default under the relevant senior and senior subordinated notes, which would also allow holders of our senior and senior subordinated notes to demand immediate repayment and decline to release subsidiary guarantees. Also, under the terms of the CityCenter senior secured credit facility, if an event of default has occurred under our borrowings and a) such event of default is certified to in writing by the relevant lenders, and b) such default allows the relevant lenders to demand immediate repayment, then an event of default has occurred relative to the CityCenter senior secured credit facility. Under such event of default, one of the remedies is the termination of the CityCenter senior secured credit facility. If the lenders exercise any or all such rights, we or CityCenter may determine to seek relief through a filing under the U.S. Bankruptcy Code.

The conditions and events described above raise a substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

We intend to work with the lenders to obtain additional waivers or amendments prior to May 15, 2009 to address future noncompliance with our senior credit facility; however, we can provide no assurance that we will be able to secure such waivers or amendments.

We have also retained the services of outside advisors to assist us in instituting and implementing any required programs to accomplish management’s objectives. We are evaluating the possibility of a) disposing of certain assets, b) raising additional debt and/or equity capital, and c) modifying or extending our long-term debt. However, there can be no assurance that we will be successful in achieving our objectives.

Current Operations

At December 31, 2008, our operations consisted of 17 wholly-owned casino resorts and 50% investments in four other casino resorts, including:

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

Other operations include the Shadow Creek golf course in North Las Vegas; the Primm Valley Golf Club at the California state line; and Fallen Oak golf course in Saucier, Mississippi. In December 2008, we entered into an agreement to sell TI for $775 million; the sale is expected to close by June 30, 2009.

We own 50% of CityCenter, currently under development on a 67-acre site on the Las Vegas Strip, between Bellagio and Monte Carlo. Infinity World Development Corp. (“Infinity World”), a wholly-owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity, owns the other 50% of CityCenter. CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room non-gaming boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 425,000 square feet of retail shops, dining and entertainment venues; and approximately 2.1 million square feet of residential space in approximately 2,400 luxury condominium and condominium-hotel units in multiple towers. CityCenter is expected to open in late 2009, except CityCenter postponed the opening of The Harmon Hotel & Spa until late 2010 and cancelled the development of approximately 200 residential units originally planned. We are serving as the developer of CityCenter and, upon completion of construction, we will manage CityCenter for a fee.

Key Performance Indicators

Our primary business is the ownership and operation of casino resorts, which includes offering gaming, hotel, dining, entertainment, retail and other resort amenities. Over half of our net revenue is derived from non-gaming activities, a higher percentage than many of our competitors, as our operating philosophy is to provide a complete resort experience for our guests, including non-gaming amenities which command above market prices based on their quality. Our significant convention and meeting facilities allow us to maximize hotel occupancy and customer volumes during off-peak times such as mid-week or during traditionally slower leisure travel periods, which also leads to better labor utilization. We believe that we own several of the premier casino resorts in the world and have continually reinvested in our resorts to maintain our competitive advantage.

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

Impact of Current Economic Conditions and Credit Markets on Results of Operations

The current state of the United States economy has negatively impacted our results of operations during 2008 and we expect these impacts to continue in 2009. The decrease in liquidity in the credit markets which began in late 2007 and accelerated in late 2008 has significantly impacted our Company.

We believe recent economic conditions and our customers’ inability to access near-term credit has led to a shift in spending from discretionary items to fundamental costs like housing, as witnessed in broader indications of consumer behavior such as the declining sales trends in automobile and other retail sales and other discretionary spending in sectors like restaurants. We believe these factors have impacted our customers’ willingness to plan vacations and conventions and their level of spending while at our resorts. Other conditions currently or recently present in the economic environment are conditions which tend to negatively impact our results, such as:

•	Weak housing market and significant declines in housing prices and related home equity;

•	Higher oil and gas prices which impact travel costs;

•	Weaknesses in employment and increases in unemployment;

•	Decreases in air capacity to Las Vegas; and

•	Decreases in equity market value, which impacted many of our customers.

See “Goodwill Impairment” and “Operating Results — Detailed Revenue Information” for specific impacts of these conditions on our results of operations. Beyond the impact on our operating results, these factors have led to a significant decrease in equity market value in general and in our market capitalization specifically.

Given the uncertainty in the economy and the unprecedented nature of the situation with the financial and credit markets, forecasting future results has become very difficult. In addition, leading indicators such as forward room bookings are difficult to assess, as our booking window has shortened significantly due to consumer uncertainty. Businesses and consumers appear to have altered their spending patterns which may lead to further decreases in visitor volumes and customer spending including convention and conference customers cancelling or postponing their events.

Because of these economic conditions, we have increasingly focused on managing costs. For example, we have reduced our salaried management positions; we did not pay discretionary bonuses in 2008 due to not meeting our internal profit targets; we suspended Company contributions to certain nonqualified deferred compensation plans; and we have been managing staffing levels across all our resorts. For the full year of 2008, the average number of full-time equivalents at our resorts decreased 7%. We continue to review costs at the corporate and operating levels to identify further opportunities for cost reductions.

Additionally, our results of operations are impacted by decisions we make related to our capital allocation, our access to capital, and our cost of capital; all of which are impacted by the uncertain state of the global economy and the continued instability in the capital markets. For example:

•	We postponed development on MGM Grand Atlantic City and our joint venture with Kerzner and Istithmar for a Las Vegas Strip project;

•	We have significantly reduced our estimated capital expenditures for 2009;

•	We entered into an agreement in December 2008 to sell TI for $775 million;

•	The ability of CityCenter to obtain project financing was negatively impacted by credit market conditions, leading to a longer process than anticipated, with more funding from the venture partners required than anticipated;

•	In connection with the September 2008 amendment to our bank credit facility to increase the maximum leverage covenant, we will incur higher interest costs;

•	Our recent senior secured notes offering was completed at a higher interest rate than our existing fixed-rate indebtedness;

•	As discussed above, in February 2009, we borrowed $842 million, the remaining amount of available funds (other than outstanding letters of credit) under our senior credit facility, which will increase our interest costs;

•	In February 2009, all of the major credit rating agencies — Moody’s, Standard & Poors, and Fitch — downgraded the rating on our long-term debt and in March 2009, Moody’s downgraded our rating again. These rating downgrades may make it more difficult to obtain debt financing or may increase the cost of our future debt financing; and

•	Based on our current financial situation, we may be required to alter our working capital management practices to, for instance, post cash collateral for purchases or pay vendors on different terms than we have in the past.

Goodwill Impairment

With respect to our goodwill and indefinite-lived intangible assets, we performed our annual test during the fourth quarter of 2008. As a result of this analysis, we recognized a non-cash impairment charge of $1.18 billion related to goodwill and certain indefinite-lived intangible assets in the fourth quarter. The impairment charge relates solely to the goodwill and other indefinite-lived intangible assets recognized in the 2005 acquisition of Mandalay Resort Group, and represents substantially all of the goodwill recognized at the time of the Mandalay acquisition and a minor portion of the value of trade names related to the Mandalay resorts. The impairment charge resulted from factors impacted by current economic conditions, including: 1) lower market valuation multiples for gaming assets; 2) higher discount rates resulting from turmoil in the credit and equity markets; and 3) current cash flow forecasts for the Mandalay resorts.

Other Items Affecting Future Operating Results

Our Las Vegas Strip resorts require ongoing capital investment to maintain their competitive advantages. We believe the investments we have made in the past several years in additional non-gaming amenities relative to our competitors enhances our ability to maintain visitor volume and allows us to charge higher prices for our amenities relative to our competitors. In 2008, we completed many improvements at our Las Vegas strip resorts, including:

•	A remodel of approximately 2,700 standard rooms at The Mirage, approximately 2,700 standard rooms at TI, approximately 1,100 rooms at Gold Strike Tunica, and approximately 900 rooms at Excalibur.

•	A new Cirque du Soleil production show, Believe featuring Criss Angel, at Luxor.

•	New restaurants and bars such as BLT Burger at The Mirage, RokVegas at New York-New York, Brand Steakhouse at Monte Carlo, and Yellowtail at Bellagio.

•	A complete re-design and refurbishment of the casino floor at New York-New York.

In addition, the following items are relevant to our overall outlook:

•	In August 2007, we entered into a new five-year collective bargaining agreement covering approximately 21,000 of our Las Vegas Strip employees. The new agreement provides for increases in wages and benefits of approximately 4% annually. This does not include the collective bargaining agreement covering employees at MGM Grand Las Vegas, which expired in 2008. A new agreement for MGM Grand Las Vegas is currently being negotiated. In addition, in October 2007 we entered into a new four-year labor agreement covering approximately 2,900 employees at MGM Grand Detroit which provides for average annual increases in wages and benefits of approximately 6%.

•	We expect to recognize a substantial gain from the sale of TI during 2009.

Financial Statement Impact of Hurricane Katrina and the Monte Carlo Fire

We maintain insurance covering both property damage and business interruption relating to catastrophic events, such as Hurricane Katrina affecting Beau Rivage in August 2005 and the rooftop fire at Monte Carlo in January 2008. Business interruption coverage covered lost profits and other costs incurred during the construction period and up to six months following the reopening of the facility.

Non-refundable insurance recoveries received in excess of the net book value of damaged assets, clean-up and demolition costs, and post-event costs are recognized as income in the period received or committed based on our estimate of the total claim for property damage (recorded as “Property transactions, net”) and business interruption (recorded as a reduction of “General and administrative” expenses) compared to the recoveries received at that time. All post-event costs and expected recoveries are recorded net within “General and administrative” expenses, except for depreciation of non-damaged assets, which is classified as “Depreciation and amortization.”

Insurance recoveries are classified in the statement of cash flows based on the coverage to which they relate. Recoveries related to business interruption are classified as operating cash flows and recoveries related to property damage are classified as investing cash flows. We classify insurance recoveries as being related to property damage until the full amount of damaged assets and demolition costs are recovered, and classify additional recoveries up to the amount of post-event costs incurred as being related to business interruption. Insurance recoveries beyond that amount are classified as operating or investing cash flows based on our estimated allocation of the total claim.

Hurricane Katrina.  By December 31, 2007, we had reached final settlement agreements with our insurance carriers and received insurance recoveries of $635 million which exceeded the $265 million of net book value of damaged assets and post-storm costs incurred. During the year ended December 31, 2007, we recognized $284 million of insurance recoveries in income, of which $217 million was recorded within “Property transactions, net” and $67 million was recorded within “General and administrative expense.” The remaining $86 million previously recognized in income was recorded within “Property transactions, net” in 2006.

During 2007, we received $280 million in insurance recoveries, of which $207 million was classified as investing cash flows and $73 million was classified as operating cash flows. During 2006, we received $309 million in insurance recoveries related to Hurricane Katrina, of which $210 million was classified as investing cash flows and $99 million was classified as operating cash flows.

Monte Carlo.  As of December 31, 2008, we had received $50 million of proceeds from our insurance carriers related to the Monte Carlo fire and recognized $19 million of insurance recoveries in income, of which $10 million was recorded within “Property transactions, net” and $9 million was recorded within “General and administrative expenses.” Also, in 2008, we recorded a write-down of $4 million related to the net book value of damaged assets, demolition costs of $7 million, and operating costs of $21 million related to the fire.

Results of Operations

Summary Financial Results

The following table summarizes our financial results:

	Year Ended December 31,
		Percentage		Percentage
	2008	Change	2007	Change	2006
	(In thousands, except per share data)

Net revenues	$7,208,767	(6)%	$7,691,637	7%	$7,175,956
Operating expenses:
Casino and hotel operations	4,034,374	0%	4,027,558	8%	3,715,057
General and administrative	1,278,501	2%	1,251,952	7%	1,169,271
Corporate expense	109,279	(44)%	193,893	20%	161,507
Preopening and restructuring	23,502	(74)%	92,105	146%	37,397
Property transactions, net	1,210,749	NM	(186,313)	NM	(40,980)
CityCenter gain	—	NM	(1,029,660)	NM	—
Depreciation and amortization	778,236	11%	700,334	11%	629,627

	7,434,641	47%	5,049,869	(11)%	5,671,879

Income from unconsolidated affiliates	96,271	(57)%	222,162	(13)%	254,171

Operating income (loss)	$(129,603)	(104)%	$2,863,930	63%	$1,758,248

Income (loss) from continuing operations	$(855,286)	(161)%	$1,400,545	120%	$635,996
Net income (loss)	(855,286)	(154)%	1,584,419	144%	648,264
Diluted income (loss) from continuing operations per share	$(3.06)	(165)%	$4.70	116%	$2.18
Diluted net income (loss) per share	(3.06)	(158)%	5.31	139%	2.22

On a consolidated basis, the most significant events and trends contributing to our performance over the last three years have been:

•	The economic factors discussed in “Impact of Current Economic Conditions and Credit Markets on Results of Operations.”

•	The rooftop fire at Monte Carlo in January 2008, which caused the closure of the resort for several weeks and reduced the number of rooms available at Monte Carlo for the remainder of 2008.

•	Recognition of a $1.2 billion impairment charge in the fourth quarter of 2008 related to goodwill and indefinite-lived intangible assets recognized in the Mandalay acquisition in 2005. This non-cash charge is recorded in “Property transactions, net” in the accompanying consolidated statement of operations.

•	Recognition of a $1.03 billion gain in 2007 related to the contribution of the CityCenter assets to a joint venture.

•	The closure of Beau Rivage in August 2005 after Hurricane Katrina and subsequent reopening in August 2006, and income related to insurance recoveries. Operating income at Beau Rivage includes income from insurance recoveries of $284 million in 2007 and $86 million in 2006.

•	Recognition of our share of profits from the closings of condominium units of The Signature at MGM Grand, which were complete as of December 31, 2007. The venture recorded revenue and cost of sales as units closed. In 2007, we recognized income of approximately $84 million related to our share of the venture’s profits and $8 million of deferred profit on land contributed to the venture. In 2006, we recognized income of approximately $102 million related to our share of the venture’s profits and $15 million of deferred profit on land contributed to the venture. These amounts are classified in “Income from unconsolidated affiliates” in the accompanying consolidated statements of operations.

•	Recognition of an $88 million pre-tax gain on the repurchase of certain of our outstanding senior notes and redemption of our 7% debentures in the fourth quarter of 2008, which was recorded within “Other, net” in the accompanying consolidated statement of operations.

Net revenues decreased 6% in 2008 compared to 2007 due to the market conditions described above. On a comparable basis, operating income decreased 30% in 2008 compared to 2007, excluding the goodwill and indefinite-lived intangible impairment charge, the CityCenter gain, insurance recoveries, property transactions, preopening and start-up expenses, and profits from The Signature. Our operating margin decreased to 15% from 22% in the prior year on a comparable basis. The 44% decrease in corporate expense in 2008 was mainly attributable to cost reduction efforts implemented throughout the year, including the elimination of annual bonuses due to not meeting internal profit targets. Also, corporate expense in the prior year included severance costs, costs associated with our CityCenter joint venture transaction, and development costs associated with our planned MGM Grand Atlantic City project. Depreciation and amortization expense increased 11% in 2008 on top of an 11% increase in 2007 due to the significant capital investments in our resorts over the past few years.

Excluding Beau Rivage, net revenues in 2007 increased 4% over 2006, largely due to strength in hotel room rates and other non-gaming revenues. Operating income in 2007 compared to 2006 decreased 5% on a comparable basis, excluding the CityCenter gain, Hurricane Katrina insurance recoveries, operations at Beau Rivage, profits from The Signature at MGM Grand, preopening and start-up expenses, and property transactions. The decrease in operating income in 2007 on a comparable basis mainly related to higher depreciation and amortization expense and higher corporate expense.

Operating Results — Detailed Revenue Information

The following table presents detail of our net revenues:

	Year Ended December 31,
		Percentage		Percentage
	2008	Change	2007	Change	2006
	(In thousands)

Casino revenue, net:
Table games	$1,078,897	(12)%	$1,228,296	(2)%	$1,251,304
Slots	1,795,226	(5)%	1,897,610	7%	1,770,176
Other	101,557	(10)%	113,148	4%	108,958

Casino revenue, net	2,975,680	(8)%	3,239,054	3%	3,130,438

Non-casino revenue:
Rooms	1,907,093	(10)%	2,130,542	7%	1,991,477
Food and beverage	1,582,367	(4)%	1,651,655	11%	1,483,914
Entertainment, retail and other	1,419,055	3%	1,376,417	16%	1,190,904

Non-casino revenue	4,908,515	(5)%	5,158,614	11%	4,666,295

	7,884,195	(6)%	8,397,668	8%	7,796,733
Less: Promotional allowances	(675,428)	(4)%	(706,031)	14%	(620,777)

	$7,208,767	(6)%	$7,691,637	7%	$7,175,956

Table games revenue decreased 12% in 2008 mainly due to a decrease in volumes. The table games hold percentage was near the mid-point of the range for both years. In 2007, table games revenue decreased 7% excluding Beau Rivage, with volumes essentially flat and a slightly lower hold percentage in 2007.

Volume decreases mainly at our Las Vegas Strip resorts in 2008 led to a 5% decrease in slots revenue. Slots revenue at Bellagio and Mandalay Bay decreased 4% while the majority of our other Las Vegas Strip resorts experienced year-over-year decreases in the low double digits. Slots revenue increased 7% at MGM Grand Detroit and 5% at Gold Strike Tunica. In 2007, slots revenue was flat, excluding Beau Rivage. Slots revenue was strong in 2007 at many of our Las Vegas Strip Resorts, including Bellagio and MGM Grand Las Vegas — each up 8% over 2006 — and The Mirage and Mandalay Bay — each up 5% over 2006.

Hotel revenue decreased 10% in 2008 due to decreased occupancy and lower average room rates leading to a 10% decrease in REVPAR. Average room rates decreased 7% at our Las Vegas Strip resorts with a decrease in occupancy from 96% to 93%. In 2007, hotel revenue increased 5% excluding Beau Rivage, with a 7% increase in company-wide REVPAR. Strength in demand and room pricing in 2007 on the Las Vegas Strip led to a 5% increase in ADR.

Food and beverage, entertainment, and retail revenues in 2008 were all impacted by lower customer spending and decreased occupancy at our resorts. In 2007, increases in food and beverage revenue were a result of investments in new restaurants and nightclubs. In 2008, entertainment revenues benefited from the addition of Believe at Luxor. In 2007, entertainment revenues benefited from Love, the Beatles-themed Cirque du Soleil show at The Mirage, which opened July 2006. Other revenues from continuing operations in 2008 increased 18% mainly due to reimbursed cost from CityCenter recognized as other revenue with corresponding amounts recognized as other expense.

Operating Results — Details of Certain Charges

Stock compensation expense is recorded within the department of the recipient of the stock compensation award. The following table shows the amount of compensation expense related to employee stock-based awards:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Casino	$10,828	$11,513	$13,659
Other operating departments	3,344	3,180	5,319
General and administrative	9,485	12,143	20,937
Corporate expense and other	12,620	19,707	32,444
Discontinued operations	—	(865)	1,267

	$36,277	$45,678	$73,626

Preopening and start-up expenses consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

CityCenter	$17,270	$24,169	$9,429
MGM Grand Macau	—	36,853	5,057
MGM Grand Detroit	135	26,257	3,313
The Signature at MGM Grand	—	1,130	8,379
Other	5,654	3,696	10,184

	$23,059	$92,105	$36,362

Preopening and start-up expenses for CityCenter will continue to increase as the project nears its expected completion in late 2009. Subsequent to the CityCenter joint venture transaction in November 2007 we only recognize our 50% share of these preopening costs. MGM Grand Macau preopening and start-up expenses in 2007 and 2006 related to our share of that venture’s preopening costs.

Property transactions, net consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Goodwill and other indefinite-lived intangible assets impairment charge	$1,179,788	$—	$—
Other write-downs and impairments	52,170	33,624	40,865
Demolition costs	9,160	5,665	348
Insurance recoveries	(9,639)	(217,290)	(86,016)
Other net (gains) losses on asset sales or disposals	(20,730)	(8,312)	3,823

	$1,210,749	$(186,313)	$(40,980)

See discussion of goodwill and other indefinite-lived intangible assets impairment charge and insurance recoveries in the “Executive overview” section. Other write-downs and impairments in 2008 included $30 million related to land and building assets of Primm Valley Golf Club. The 2008 period also includes demolition costs associated with various room remodel projects and a gain on the sale of an aircraft of $25 million. Insurance recoveries relate to the Monte Carlo fire in 2008 and Hurricane Katrina in 2007 and 2006. See further discussion in “Executive Overview” section.

Write-downs and impairments in 2007 included write-offs related to discontinued construction projects and a write-off of the carrying value of the Nevada Landing building assets due to its closure in March 2007. The 2007 period also includes demolition costs primarily related to the Mandalay Bay room remodel.

Write-downs and impairments in 2006 included $22 million related to the write-off of the tram connecting Bellagio and Monte Carlo, including the stations at both resorts, in preparation for construction of CityCenter. Other impairments related to assets being replaced in connection with several capital projects.

Non-operating Results

The following table summarizes information related to interest on our long-term debt:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Total interest incurred	$773,662	$930,138	$900,661
Interest capitalized	(164,376)	(215,951)	(122,140)
Interest allocated to discontinued operations	—	(5,844)	(18,160)

	$609,286	$708,343	$760,361

Cash paid for interest, net of amounts capitalized	$622,297	$731,618	$778,590
Weighted average total debt balance	$12.8 billion	$13.0 billion	$12.7 billion
End-of-year ratio of fixed-to-floating debt	58/42	71/29	66/34
Weighted average interest rate	6.0%	7.1%	7.1%

In 2008, gross interest costs decreased compared to 2007 mainly due to lower interest rates on our variable rate borrowings. Capitalized interest decreased in 2008 due to less capitalized interest related to CityCenter and cessation of capitalized interest related to our investment in MGM Grand Macau upon opening in November 2007. The amounts presented above exclude non-cash gross interest and corresponding capitalized interest related to our CityCenter delayed equity contribution — see Note 8 to the accompanying consolidated financial statements for further discussion.

Gross interest costs increased in 2007 compared to 2006 due to higher average debt balances during the year up until the significant reduction in debt in the fourth quarter resulting from the $2.47 billion received upon the close of the CityCenter joint venture transaction and the $1.2 billion received from our sale of common stock to Infinity World Investments, a wholly-owned subsidiary of Dubai World. Higher capitalized interest in 2007 resulted from the ongoing construction of CityCenter, MGM Grand Detroit, and MGM Grand Macau.

The following table summarizes information related to our income taxes:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Income (loss) from continuing operations before income tax	$(668,988)	$2,158,428	$977,926
Income tax provision	186,298	757,883	341,930
Effective income tax rate	NM	35.1%	35.0%
Cash paid for income taxes	$437,874	$391,042	$369,450

The write-down of goodwill in 2008, which is treated as a permanently non-deductible item in our federal income tax provision, caused us to incur a provision for income tax expense even though our pre-tax result was a loss for the year. Excluding the impact of the goodwill write-down, the effective tax rate from continuing operations for 2008 was 37.3%. This is higher than the 2007 rate due to the impact of the CityCenter transaction on the 2007 rate, which greatly minimized the impact of permanent and other tax items, and due to the deduction taken in 2007 for domestic production activities resulting primarily from the CityCenter transaction. The effective income tax rate in 2006 benefited from a reversal of tax reserves that were no longer required, primarily due to guidance issued by the Internal Revenue Service related to the deductibility of certain complimentaries.

Cash taxes were paid in 2008 despite the pre-tax operating loss due to the non-deductible goodwill write-down and cash taxes paid on the CityCenter gain in 2008. Since the CityCenter gain was realized in the fourth quarter of 2007, the associated income taxes were paid in 2008. Absent the cash taxes paid on the CityCenter gain, cash taxes were approximately $250 million less in 2008 than in 2007. In addition, cash taxes for 2007 were only slightly higher than 2006 despite significantly higher pre-tax income due to the deferral of taxes on the CityCenter gain into 2008.

Liquidity and Capital Resources

Cash Flows — Summary

Our cash flows consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net cash provided by operating activities	$753,032	$994,416	$1,231,952

Investing cash flows:
Purchases of property and equipment	(781,754)	(2,917,409)	(1,758,795)
Proceeds from contribution of CityCenter	—	2,468,652	—
Proceeds from disposals of discontinued operations, net	—	578,873	—
Purchase of convertible note	—	(160,000)	—
Investments in and advances to unconsolidated affiliates	(1,279,462)	(31,420)	(103,288)
Property damage insurance recoveries	21,109	207,289	209,963
Other	58,667	63,316	9,693

Net cash provided by (used in) investing activities	(1,981,440)	209,301	(1,642,427)

Financing cash flows:
Net borrowings (repayments) under bank credit facilities	2,480,450	(1,152,300)	(393,150)
Issuance of long-term debt	698,490	750,000	1,500,000
Repayment of long-term debt	(789,146)	(1,402,233)	(444,500)
Issuance of common stock	—	1,192,758	—
Issuance of common stock upon exercise of stock awards	14,116	97,792	89,113
Purchases of common stock	(1,240,857)	(826,765)	(246,892)
Other	(40,971)	100,211	5,453

Net cash provided by (used in) financing activities	1,122,082	(1,240,537)	510,024

Net increase (decrease) in cash and cash equivalents	$(106,326)	$(36,820)	$99,549

Cash Flows — Operating Activities

Trends in our operating cash flows tend to follow trends in our operating income, excluding gains and losses from investing activities and net property transactions, since our business is primarily cash-based. Cash flow from operations decreased 26% in 2008 partially due to a decrease in operating income. The 2008 period also included a significant tax payment, approximately $300 million, relating to the 2007 CityCenter transaction. Cash flow from operations decreased 19% in 2007 over 2006, due in part to an additional $135 million of net cash outflows related to real estate under development expenditures partially offset by residential sales deposits when CityCenter was wholly owned.

At December 31, 2008 and 2007, we held cash and cash equivalents of $296 million and $416 million, respectively. We require a certain amount of cash on hand to operate our resorts. Beyond our cash on hand, we utilize a company-wide cash management system to minimize the amount of cash held in banks. Funds are swept from accounts at our resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay borrowings under our bank credit facilities.

Cash Flows — Investing Activities

Capital expenditures consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Development and expansion projects:
CityCenter	$58	$962	$520
MGM Grand Detroit	19	336	262
Beau Rivage	—	63	446
Las Vegas Strip land	—	584	—
MGM Grand Atlantic City	24	—	—
Capitalized interest on development and expansion projects	43	191	101

	144	2,136	1,329

Other:
Room remodel projects	230	205	39
Corporate aircraft	—	102	48
Other	408	474	343

	638	781	430

	$782	$2,917	$1,759

In 2008, we and Dubai World each made loans to CityCenter of $500 million and equity contributions of $653 million. The insurance recoveries classified as investing cash flows relate to Monte Carlo in 2008 and Hurricane Katrina in 2007 and 2006 as discussed earlier in the “Executive Overview” section.

In 2007, we received net proceeds of $579 million from the sale of the Primm Valley Resorts and the Laughlin Properties. Also in 2007, we purchased a $160 million convertible note issued by The M Resort LLC, which is developing a casino resort on Las Vegas Boulevard, 10 miles south of Bellagio. The note is convertible, with certain restrictions, into a 50% equity position in The M Resort LLC. Investments in unconsolidated affiliates in 2006 primarily represented investments in MGM Grand Macau.

Cash Flows — Financing Activities

We borrowed net debt of $2.4 billion in 2008, including $2.5 billion under our senior credit facility. Also in 2008, we issued $750 million of 13% senior secured notes due 2013 at a discount to yield 15%. The senior secured notes require that upon consummation of an asset sale, such as the proposed sale of TI, we either a) reinvest the net after-tax proceeds, which can include committed capital expenditures; or b) make an offer to repurchase a corresponding amount of senior secured notes at par plus accrued interest. We repaid the following senior and senior subordinated notes at maturity during 2008:

•	$180.4 million of 6.75% senior notes; and

•	$196.2 million of 9.5% senior notes.

In October 2008, our Board of Directors authorized the purchase of up to $500 million of our public debt securities. In 2008, we repurchased $345 million of principal amounts of our outstanding senior notes at a purchase price of $263 million in open market repurchases as follows:

•	$230 million of our 6% senior notes due 2009;

•	$43 million of our 8.5% senior notes due 2010;

•	$3.7 million of our 6.375% senior notes due 2011;

•	$5.4 million of our 6.75% senior notes due 2012;

•	$15.8 million of our 6.75% senior notes due 2013;

•	$16.1 million of our 5.875% senior notes due 2014;

•	$7.1 million of our 6.875% senior notes due 2016;

•	$17.3 million of our 7.5% senior notes due 2016; and

•	$7 million of our 7.625% senior notes due 2017.

Also in the fourth quarter of 2008, we redeemed at par $149.4 million of the principal amount of our 7% debentures due 2036 pursuant to a one-time put option by the holders of such debentures.

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

In 2007, we received approximately $1.2 billion from the sale of 14.2 million shares of our common stock to Infinity World Investments at a price of $84 per share. We received $14 million, $98 million and $89 million in proceeds from the exercise of employee stock options in the years ended December 31, 2008, 2007 and 2006, respectively.

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

Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. In May 2008, our Board of Directors approved a 20 million share authorization which is still fully available at December 31, 2008. Our share repurchase activity was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

July 2004 authorization (8 million and 6.5 million shares purchased)	$—	$659,592	$246,892
December 2007 authorization (18.1 million and 1.9 million shares purchased)	1,240,856	167,173	—

	$1,240,856	$826,765	$246,892

Average price of shares repurchased	$68.36	$83.92	$37.98

Principal Debt Arrangements

Our long-term debt consists of publicly held senior, senior secured, and senior subordinated notes and our senior credit facility. We pay fixed rates of interest ranging from 5.875% to 13% on the senior, senior secured, and subordinated notes. We pay variable interest based on LIBOR or a base rate on our senior credit facility. Our current senior credit facility has a total capacity of $7.0 billion, matures in 2011, and consists of a $4.5 billion revolving credit facility and a $2.5 billion term loan facility. As of December 31, 2008, we had approximately $1.2 billion of available liquidity under our senior credit facility. After giving effect to our February 2009 borrowing, we have borrowed the entire amount of available borrowings under the senior credit facility.

All of our principal debt arrangements are guaranteed by each of our material subsidiaries, excluding MGM Grand Detroit, LLC and our foreign subsidiaries. MGM Grand Detroit is a guarantor under the senior credit facility, but only to the extent that MGM Grand Detroit, LLC borrows under such facilities. At December 31, 2008, the outstanding amount of borrowings related to MGM Grand Detroit, LLC was $404 million. Substantially all of the assets of New York-New York serve as collateral for the 13% senior secured notes issued in 2008; otherwise, none of our assets serve as collateral for our principal debt arrangements.

Other Factors Affecting Liquidity

Amendment to senior credit facility.  In September 2008, we amended our senior credit facility to increase the maximum total leverage ratio (debt to EBITDA, as defined) to 7.5:1.0 beginning with the fiscal quarter ending December 31, 2008, which will remain in effect through December 31, 2009, with step downs thereafter. The amendment modified drawn and undrawn pricing levels as well as revised certain definitions and limitations on secured indebtedness. Our drawn pricing levels over LIBOR remain unchanged when the maximum total leverage ratio is less than 5.0:1. When the maximum total leverage ratio exceeds that level, the drawn pricing levels over LIBOR range from 1.25% to 2.00%.

Request to borrow remaining available funds under the senior credit facility.  In February 2009, we submitted a borrowing request for $842 million, the remaining amount of available funds (other than outstanding letters of credit) under our senior credit facility. The borrowing request was fully funded as of February 26, 2009. For further discussion of this event and its impact on our liquidity and financial position, see “Executive Overview — Liquidity and Financial Position.”

Long-term debt payable in 2009.  We have $226 million of principal of senior notes due in July 2009 and $820 million of principal of senior notes due in October 2009.

Sale of TI.  In December 2008, we entered into a purchase agreement pursuant to which we have agreed to sell TI to Ruffin Acquisition, LLC (“Ruffin Acquisition”) for a purchase price of $775 million. The purchase price is to be paid at closing as follows: $500 million in cash and $275 million in secured notes bearing interest at 10%, with $100 million payable not later than 175 days after closing and $175 million payable not later than 24 months after closing. The notes, to be issued by Ruffin Acquisition, will be secured by the assets of TI and will be senior to any other financing. In March 2009, we entered into an amendment to the purchase agreement which a) extends the maturity of the $175 million note to 36 months, and b) offers Ruffin Acquisition a $20 million discount on the purchase price effected through a reduction in principal of the notes if they are paid in full by April 30, 2009. The transaction is subject to customary closing conditions contained in the purchase agreement, including receipt of all gaming and other regulatory approvals. In addition, the ability of Ruffin Acquisition to obtain financing is not a closing condition. We anticipate that the transaction will be completed by March 31, 2009, and we expect to report a substantial gain on the sale. Under the terms of our 13% senior secured notes, within 360 days of the receipt of the proceeds from the TI sale we must either invest such proceeds in qualifying investments, which includes capital expenditures, or offer to repurchase the senior notes at par.

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

Mashantucket Pequot Tribal Nation.  We have entered into a series of agreements to implement a strategic alliance with the Mashantucket Pequot Tribal Nation (“MPTN”), which owns and operates Foxwoods Casino Resort in Mashantucket, Connecticut. Under the strategic alliance, a new casino resort owned and operated by MPTN located adjacent to the existing Foxwoods casino resort carries the “MGM Grand” brand name. The resort opened in May 2008. We are receiving a brand licensing and consulting fee in connection with this agreement. We have also formed a jointly owned company with MPTN — Unity Gaming, LLC — to acquire or develop future gaming and non-gaming enterprises. Under certain circumstances, we will provide a loan of up to $200 million to finance a portion of MPTN’s investment in joint projects.

Kerzner/Istithmar joint venture.  In September 2007, we entered into a definitive agreement with Kerzner International and Istithmar forming a joint venture to develop a multi-billion dollar integrated resort to be located on the southwest corner of Las Vegas Boulevard and Sahara Avenue. In September 2008, we and our partners agreed to defer additional design and pre-construction activities and amended the joint venture agreement accordingly. In the event the joint venture partners agree that the resort will be developed, we will contribute 40 acres of land, valued at $20 million per acre, for fifty percent of the equity in the joint venture. Kerzner International and Istithmar will contribute cash totaling $600 million, of which $200 million will be distributed to us, for the other 50% of the equity.

Off Balance Sheet Arrangements

Investments in unconsolidated affiliates.  Our off balance sheet arrangements consist primarily of investments in unconsolidated affiliates, which currently consist primarily of our investments in CityCenter, Borgata, Grand Victoria, Silver Legacy, and MGM Grand Macau. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions. Our unconsolidated affiliate investments allow us to realize the proportionate benefits of owning a full-scale resort in a manner that minimizes our initial investment. We have not historically guaranteed financing obtained by our investees, and there are no other provisions of the venture agreements which we believe are unusual or subject us to risks to which we would not be subjected if we had full ownership of the resort.

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

Through December 31, 2008, we and Infinity World had each made loans of $925 million to CityCenter, which are subordinate to the credit facility. During the fourth quarter of 2008, $425 million of each partner’s loan funding was converted to equity and each partner provided equity contributions of $228 million. Under the terms of the credit facility, we and Infinity World were each required to fund future construction costs through equity commitments of up to $731 million as of December 31, 2008, which requirement would be reduced by future qualifying financing obtained by CityCenter. Subsequent to December 31, 2008, each partner made an additional $237 million of required equity contributions. The proceeds from the subordinated loans and equity contributions will be used to fund construction costs prior to accessing borrowings under the credit facility.

In conjunction with the CityCenter credit facility, we and Infinity World have entered into partial completion guarantees on a several basis. The partial completion guarantees provide for additional funding of construction costs in the event such funding is necessary to complete the project, up to a maximum amount of $600 million each.

Letters of credit.  At December 31, 2008, we had outstanding letters of credit totaling $92 million, of which $50 million support bonds issued by the Economic Development Corporation of the City of Detroit and maturing in 2009. These bonds are recorded as a liability in our consolidated balance sheets. This obligation was undertaken to secure our right to develop a permanent casino in Detroit.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual obligations as of December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter
	(In millions)

Long-term debt	$1,048	$1,081	$6,240	$545	$1,384	$3,216
Estimated interest payments on long-term debt(1)	783	666	653	409	302	520
Capital leases	2	2	2	1	—	—
Operating leases	14	11	9	8	6	44
Tax liabilities(2)	1	—	—	—	—	—
Long-term liabilities(3)	77	18	1	1	—	6
CityCenter funding commitments(4)	731	319	—	—	—	—
Other purchase obligations:
Construction commitments	54	3	1	—	—	—
Employment agreements	113	65	21	3	—	—
Entertainment agreements(5)	127	26	4	—	—	—
Other(6)	86	16	15	9	1	—

	$3,036	$2,207	$6,946	$976	$1,693	$3,786

(1)	Estimated interest payments on long-term debt are based on principal amounts outstanding at December 31, 2008 and forecasted LIBOR rates for our bank credit facility.

(2)	Approximately $118 million of tax liabilities related to unrecognized tax benefits are excluded from the table as we cannot reasonably estimate when examination and other activity related to these amounts will conclude.

(3)	Includes our obligation to support $50 million of bonds issued by the Economic Development Corporation of the City of Detroit as part of our development agreement with the City. The bonds mature in 2009.

(4)	As of December 31, 2008 we were committed to fund equity contributions of $731 million to CityCenter during 2009. In addition, we are committed to fund up to $600 million under a partial completion guarantee. Based on current forecasted expenditures we estimate that we will be required to fund $319 million for such guarantee during 2010, excluding the benefit of proceeds to be received from residential closing.

(5)	Our largest entertainment commitments consist of minimum contractual payments to Cirque du Soleil, which performs shows at several of our resorts. We are generally contractually committed for a period of 12 months based on our ability to exercise certain termination rights; however, we expect these shows to continue for longer periods.

(6)	The amount for 2009 includes approximately $58 million of open purchase orders. Other commitments are for various contracts, including advertising, maintenance and other service agreements.

See “Executive Overview — Liquidity and Financial Position” for discussion of the impacts of the above contractual obligations on our liquidity and financial position.

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

Allowance for Doubtful Casino Accounts Receivable

Marker play represents a significant portion of the table games volume at Bellagio, MGM Grand Las Vegas, Mandalay Bay and The Mirage. Our other facilities do not emphasize marker play to the same extent, although we offer markers to customers at those casinos as well. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. At December 31, 2008 and 2007, approximately 52% and 47%, respectively, of our casino accounts receivable was owed by customers from the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. At December 31, 2008 and 2007, approximately 34% and 38%, respectively, of our casino accounts receivable was owed by customers from the Far East.

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

The following table shows key statistics related to our casino receivables:

	At December 31,
	2008	2007	2006
		(In thousands)

Casino accounts receivable	$243,600	$266,059	$248,044
Allowance for doubtful casino accounts receivable	92,278	76,718	83,327
Allowance as a percentage of casino accounts receivable	38%	29%	34%
Median age of casino accounts receivable	36 days	28 days	46 days
Percentage of casino accounts outstanding over 180 days	21%	18%	21%

The allowance for doubtful accounts as a percentage of casino accounts receivable has increased in the current year due to an increase in aging of accounts. At December 31, 2008, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change net income by $2 million, or less than $0.01 per share.

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

Impairment of Long-lived Assets, Goodwill and Indefinite-lived Intangible Assets

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

We review goodwill and indefinite-lived intangible assets for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on our budgeted future results discounted using our weighted average cost of capital and market indicators of terminal year capitalization rates. Indefinite-lived intangible assets consist primarily of license rights, which are tested for impairment using a discounted cash flow approach, and trademarks; which are tested for impairment using the relief-from-royalty method. See Note 3 and Note 9 to the accompanying consolidated financial statements for further discussion related to goodwill and indefinite-lived intangible assets.

There are several estimates inherent in evaluating these assets for impairment. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. In addition, the determination of capitalization rates and the discount rates used in the goodwill impairment test are highly judgmental and dependent in large part on expectations of future market conditions.

See “Results of Operations” for discussion of write-downs and impairments of long-lived assets recorded in 2008, 2007 and 2006. In 2006, we entered into agreements to sell Primm Valley Resorts and Laughlin Properties. The fair value less costs to sell exceeded the carrying value, therefore no impairment was indicated. See “Goodwill Impairment” for discussion of impairment of goodwill recorded in 2008. Other than the above items, we are not aware of events or circumstances through December 31, 2008 that would cause us to review any material long-lived assets, goodwill or indefinite-lived intangible assets for impairment.

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

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. Positions taken in tax returns are sometimes subject to uncertainty in the tax laws and may not ultimately be accepted by the IRS or other tax authorities.

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

We file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the taxes paid in foreign jurisdictions are not material. As of December 31, 2008, we were no longer subject to examination of our U.S. federal income tax returns filed for years ended prior to 2003. While the IRS examination of the 2001 and 2002 tax years closed during the first quarter of 2007, the statute of limitations for assessing tax for such years has been extended in order for us to appeal issues related to a land sale transaction that were not agreed upon at the closure of the examination. The appeals discussions continue, and the Company has requested to enter into appeals mediation procedures with the IRS. Consequently, we believe that it is reasonably possible to settle these issues within the next twelve months. The IRS is currently examining our federal income tax returns for the 2003 and 2004 tax years and one of our subsidiaries for the 2004 through 2006 tax years. Tax returns for subsequent years are also subject to examination. In addition, during the first quarter of 2009, the IRS initiated an examination of the federal income tax return of Mandalay Resort Group for the pre-acquisition year ended April 25, 2005. The statute of limitations for assessing tax for the Mandalay Resort Group federal income tax return for the year ended January 31, 2005 has been extended but such return is not currently under examination by the IRS.

As of December 31, 2008, we are no longer subject to examination for our various state and local tax returns filed for years ended prior to 2003. A Mandalay Resort Group subsidiary return for the pre-acquisition year ended April 25, 2005 is under examination by the City of Detroit. During the first quarter of 2008, the state of Mississippi settled an examination of returns filed by subsidiaries of MGM MIRAGE and Mandalay Resort Group for the 2004 through 2006 tax years. This settlement resulted in a payment of additional taxes and interest of less than $1 million. No other state or local income tax returns are currently under exam.

Stock-based Compensation

We account for stock-based compensation in accordance with SFAS 123(R). For stock options and stock appreciation rights (“SARs”) we measure fair value using the Black-Scholes model. For restricted stock units, compensation expense is calculated based on the fair market value of our stock on the date of grant. There are several management assumptions required to determine the inputs into the Black-Scholes model. Our volatility and expected term assumptions can significantly impact the fair value of stock options and SARs. The extent of the impact will depend, in part, on the extent of awards in any given year. In 2008, we granted 4.9 million SARs with a total fair value of $72 million. In 2007, we granted 2.6 million SARs with a total fair value of $68 million. In 2006, we granted 1.9 million stock options and SARs with a total fair value of $28 million.

For 2008 awards, a 10% change in the volatility assumption (50% for 2008; for sensitivity analysis, volatility was assumed to be 45% and 55%) would have resulted in a $5.5 million, or 8%, change in fair value. A 10% change in the expected term assumption (4.6 years for 2008; for sensitivity analysis, expected term was assumed to be 4.1 years and 5.1 years) would have resulted in a $3.3 million, or 5%, change in fair value. These changes in fair value would have been recognized over the five-year vesting period of such awards. It should be noted that a change in the expected term would cause other changes, since the risk-free rate and volatility assumptions are specific to the term; we did not attempt to adjust those assumptions in performing the sensitivity analysis above.

Recently Issued Accounting Standards

Accounting for Business Combinations and Non-Controlling Interests

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141R”) and SFAS No. 160 “Non-controlling interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (“SFAS 160”). These standards amend the requirements for accounting for business combinations, including the recognition and measurement of additional assets and liabilities at their fair value, expensing of acquisition-related costs which are currently capitalizable under existing rules, treatment of adjustments to deferred taxes and liabilities subsequent to the measurement period, and the measurement of non-controlling interests, previously commonly referred to as minority interests, at fair value. SFAS 141R also includes additional disclosure requirements with respect to the methodologies and techniques used to determine the fair value of assets and liabilities recognized in a business combination. SFAS 141R and SFAS 160 apply prospectively to fiscal years beginning on or after December 15, 2008, except for the treatment of deferred tax adjustments which apply to deferred taxes recognized in previous business combinations. These standards became effective for us on January 1, 2009. We do not believe the adoption of SFAS 141R and SFAS 160 will have a material impact on our consolidated financial statements.

Transfers of Financial Assets and Interests in Variable Entities

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8 “Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities.” The FSP enhances disclosures required by FIN 46(R) to include a discussion of significant judgments made in determining whether a variable interest entity (“VIE”) should be consolidated, as well as the nature of the risks and how its involvement with a VIE affects the financial position of the entity. The FSP is effective for us for the fiscal year ended December 31, 2008. The adoption of the FSP did not have a material impact on our consolidated financial statements.

Equity Method Investment Accounting Considerations

In November 2008, the Emerging Issues Task Force (“EITF”) of the FASB ratified its consensus on EITF No. 08-6”). The EITF reached a consensus on the following four issues addressed: a) the initial carrying value of an equity method investment is determined in accordance with SFAS 141(R); b) equity method investors should not separately test an investee’s underlying assets for impairment, but rather recognize other than temporary impairments of an equity method investment in accordance with APB Opinion 18; c) exceptions to recognizing gains from an investee’s issuance of shares in earnings in accordance with the SEC’s Staff Accounting Bulletin 51 were removed to achieve consistency with SFAS 160; and d) the guidance in APB Opinion 18 to account for a change in the investor’s accounting from the equity method to the cost method should still be applied. EITF 08-6 became effective for us on January 1, 2009. We do not believe the adoption of EITF 08-6 will have a material impact on our consolidated financial statements.

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

As of December 31, 2008, long-term fixed rate borrowings represented approximately 58% of our total borrowings. Based on December 31, 2008 debt levels, an assumed 100 basis-point change in LIBOR would cause our annual interest cost to change by approximately $57 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incorporate by reference the information appearing under “Market Risk” in Item 7 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Notes to Consolidated Financial Statements, including the Independent Registered Public Accounting Firm’s Report thereon, referred to in Item 15(a)(1) of this Form 10-K, are included at pages 52 to 88 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2008. This conclusion is based on an evaluation conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting, referred to in Item 15(a)(1) of this Form 10-K, is included at page 50 of this Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

The Independent Registered Public Accounting Firm’s Attestation Report on our internal control over financial reporting referred to in Item 15(a)(1) of this Form 10-K, is included at page 51 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information appearing under “Executive Officers of the Registrant” in Item 1 of this Form 10-K and under “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 3, 2009 (the “Proxy Statement”).

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

(a)(1). Financial Statements.

Included in Part II of this Report:
Management’s Annual Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Balance Sheets — December 31, 2008 and 2007
Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

(a)(2). Financial Statement Schedule.

Years Ended December 31, 2008, 2007 and 2006
Schedule II — Valuation and Qualifying Accounts

We have omitted schedules other than the one listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(a)(3). Exhibits.

Exhibit
Number	Description

3(1)	Certificate of Incorporation of the Company, as amended through 1997 (incorporated by reference to Exhibit 3(1) to Registration Statement No. 33-3305 and to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
3(2)	Certificate of Amendment to Certificate of Incorporation of the Company, dated January 7, 2000, relating to an increase in the authorized shares of common stock (incorporated by reference to Exhibit 3(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the “1999 10-K”)).
3(3)	Certificate of Amendment to Certificate of Incorporation of the Company, dated January 7, 2000, relating to a 2-for-1 stock split (incorporated by reference to Exhibit 3(3) to the 1999 10-K).
3(4)	Certificate of Amendment to Certificate of Incorporation of the Company, dated August 1, 2000, relating to a change in name of the Company (incorporated by reference to Exhibit 3(i).4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 (the “September 2000 10-Q”)).
3(5)	Certificate of Amendment to Certificate of Incorporation of the Company, dated June 3, 2003, relating to compliance with provisions of the New Jersey Casino Control Act relating to holders of Company securities (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (the “June 2003 10-Q”)).
3(6)	Certificate of Amendment to Certificate of Incorporation of the Company, dated May 3, 2005, relating to an increase in the authorized shares of common stock (incorporated by reference to Exhibit 3.10 to Amendment No. 1 to the Company’s Form 8-A filed with the Commission on May 11, 2005).
3(7)	Amended and Restated Bylaws of the Company, effective December 4, 2007 (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated December 4, 2007).
4(1)	Indenture dated July 21, 1993, by and between Mandalay and First Interstate Bank of Nevada, N.A., as Trustee with respect to $150 million aggregate principal amount of 7.625% Senior Subordinated Debentures due 2013 (incorporated by reference to Exhibit 4(a) to Mandalay’s Current Report on Form 8-K dated July 21, 1993).
4(2)	Indenture, dated February 1, 1996, by and between Mandalay and First Interstate Bank of Nevada, N.A., as Trustee (the “Mandalay February 1996 Indenture”) (incorporated by reference to Exhibit 4(b) to Mandalay’s Current Report on Form 8-K dated January 29, 1996 (the “Mandalay January 1996 8-K”)).
4(3)	Supplemental Indenture, dated as of November 15, 1996, by and between Mandalay and Wells Fargo Bank (Colorado), N.A., (successor to First Interstate Bank of Nevada, N.A.), as Trustee, to the Mandalay February 1996 Indenture, with respect to $150 million aggregate principal amount of 6.70% Senior Notes due 2096 (incorporated by reference to Exhibit 4(c) to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996 (the “Mandalay October 1996 10-Q”)).
4(4)	6.70% Senior Notes due February 15, 2096 in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4(d) to the Mandalay October 1996 10-Q).
4(5)	Indenture, dated November 15, 1996, by and between Mandalay and Wells Fargo Bank (Colorado), N.A., as Trustee (the “Mandalay November 1996 Indenture”) (incorporated by reference to Exhibit 4(e) to the Mandalay October 1996 10-Q).
4(6)	Supplemental Indenture, dated as of November 15, 1996, to the Mandalay November 1996 Indenture, with respect to $150 million aggregate principal amount of 7.0% Senior Notes due 2036 (incorporated by reference to the Mandalay October 1996 10-Q).
4(7)	7.0% Senior Notes due February 15, 2036, in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4(g) to the Mandalay October 1996 10-Q).
4(8)	Indenture, dated as of August 1, 1997, between MRI and First Security Bank, National Association, as trustee (the “MRI 1997 Indenture”) (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of MRI for the fiscal quarter ended June 30, 1997 (the “MRI June 1997 10-Q”)).

Exhibit
Number	Description

4(9)	Supplemental Indenture, dated as of August 1, 1997, to the MRI 1997 Indenture, with respect to $100 million aggregate principal amount of 7.25% Debentures due 2017 (incorporated by reference to Exhibit 4.2 to the MRI June 1997 10-Q).
4(10)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1997 Indenture (incorporated by reference to Exhibit 4(14) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 10-K”)).
4(11)	Indenture, dated as of February 4, 1998, between MRI and PNC Bank, National Association, as trustee (the “MRI 1998 Indenture”) (incorporated by reference to Exhibit 4(e) to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1997 (the “MRI 1997 10-K”)).
4(12)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1998 Indenture (incorporated by reference to Exhibit 4(15) to the 2000 10-K).
4(13)	Indenture, dated as of September 15, 2000, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and U.S. Trust Company, National Association, as trustee, with respect to $850 million aggregate principal amount of 8.5% Senior Notes due 2010 (incorporated by reference to Exhibit 4 to the Company’s Amended Current Report on Form 8-K/A dated September 12, 2000).
4(14)	First Supplemental Indenture, dated as of September 15, 2000, among the Company, Bellagio Merger Sub, LLC and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4(11) to the 2000 10-K).
4(15)	Second Supplemental Indenture, dated as of December 31, 2000, among the Company, MGM Grand Hotel & Casino Merger Sub, LLC and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4(17) to the 2000 10-K).
4(16)	Indenture, dated as of January 23, 2001, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and United States Trust Company of New York, as trustee, with respect to $400 million aggregate principal amount of 8.375% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated January 18, 2001).
4(17)	Indenture dated as of December 20, 2001 by and among Mandalay and The Bank of New York, with respect to $300 million aggregate principal amount of 9.375% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.1 to Mandalay’s Form S-4 Registration Statement No. 333-82936).
4(18)	Indenture dated as of March 21, 2003 by and among Mandalay and The Bank of New York with respect to $400 million aggregate principal amount of Floating Rate Convertible Senior Debentures due 2033 (incorporated by reference to Exhibit 4.44 to Mandalay’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003).
4(19)	First Supplemental Indenture dated as of July 26, 2004, relating to Mandalay’s Floating Rate Senior Convertible Debentures due 2033 (incorporated by reference to Exhibit 4 to Mandalay’s Current Report on Form 8-K dated July 26, 2004).
4(20)	Indenture, dated as of July 31, 2003, by and between Mandalay and The Bank of New York with respect to $250 million aggregate principal amount of 6.5% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003).
4(21)	Indenture, dated as of September 17, 2003, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and U.S. Bank National Association, as trustee, with respect to $1,050 million 6% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 11, 2003).
4(22)	Indenture, dated as of November 25, 2003, by and between Mandalay and The Bank of New York with respect to $250 million aggregate principal amount of 6.375% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003).
4(23)	Indenture dated as of February 27, 2004, among the Company, as issuer, the Subsidiary Guarantors, as guarantors, and U.S. Bank National Association, as trustee, with respect to $525 million 5.875% Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated February 27, 2004).

Exhibit
Number	Description

4(24)	Indenture dated as of August 25, 2004, among the Company, as issuer, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as trustee, with respect to $550 million 6.75% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 25, 2004).
4(25)	Indenture, dated June 20, 2005, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $500 million aggregate principal amount of 6.625% Senior Notes due 2015 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 20, 2005).
4(26)	Supplemental Indenture, dated September 9, 2005, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $375 million aggregate principal amount of 6.625% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 9, 2005).
4(27)	Indenture, dated April 5, 2006, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $500 million aggregate principal amount of 6.75% Senior Notes due 2013 and $250 million original principal amount of 6.875% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 5, 2006 (the “April 2006 8-K”)).
4(28)	Registration Rights Agreement, dated April 5, 2006, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and certain initial purchases parties thereto (incorporated by reference to Exhibit 4.2 to the April 2006 8-K).
4(29)	Indenture dated as of December 21, 2006, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 21, 2006 (the “December 2006 8-K”)).
4(30)	Supplemental Indenture dated as of December 21, 2006, by and among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 7.625% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the December 2006 8-K).
4(31)	Second Supplemental Indenture dated as of May 17, 2007 among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 7.5% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 17, 2007).
4(32)	Indenture dated as of November 14, 2008, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 20, 2008).
4(33)	Security Agreement, dated as of November 14, 2008, between New York-New York Hotel & Casino, LLC, and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 20, 2008).
4(34)	Pledge Agreement, Dated as of November 14, 2008, among MGM MIRAGE, New PRMA Las Vegas Inc., and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 20, 2008).
10.1(1)	Guarantee, dated as of May 31, 2000, by certain subsidiaries of the Company, in favor of The Chase Manhattan Bank, as successor in interest to PNC Bank, National Association, as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.4 to the May 2000 8-K).
10.1(2)	Schedule setting forth material details of the Guarantee, dated as of May 31, 2000, by certain subsidiaries of the Company, in favor of U.S. Trust Company, National Association (formerly known as U.S. Trust Company of California, N.A.), as trustee for the benefit of the holders of Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.5 to the May 2000 8-K).

Exhibit
Number	Description

10.1(3)	Schedule setting forth material details of the Guarantee (Mirage Resorts, Incorporated 6.75% Notes Due February 1, 2008), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of The Chase Manhattan Bank, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.7 to the May 2000 8-K).
10.1(4)	Schedule setting forth material details of the Guarantee (Mirage Resorts, Incorporated 6.75% Notes Due August 1, 2007 and 7.25% Debentures Due August 1, 2017), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of First Security Bank, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.8 to the May 2000 8-K).
10.1(5)	Instrument of Joinder, dated as of May 31, 2000, by MRI and certain of its wholly owned subsidiaries, in favor of the beneficiaries of the Guarantees referred to therein (incorporated by reference to Exhibit 10.9 to the May 2000 8-K).
10.1(6)	Guarantee (MGM MIRAGE 8.5% Senior Notes due 2010), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York N.A., as successor to U.S. Trust Company, National Association, for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.7 to the September 2005 10-Q).
10.1(7)	Guarantee (Mandalay Resort Group 7.625% Senior Subordinated Notes due 2013), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.9 to the September 2005 10-Q).
10.1(8)	Guarantee (MGM MIRAGE 8.375% Senior Subordinated Notes due 2011), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York N.A., successor to the United States Trust Company of New York, as trustee for the benefit of holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.11 to the September 2005 10-Q).
10.1(9)	Guarantee (MGM MIRAGE 6.0% Senior Notes due 2009), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.12 to the September 2005 10-Q).
10.1(10)	Guarantee (MGM MIRAGE 6.0% Senior Notes due 2009 (Exchange Notes)), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.13 to the September 2005 10-Q).
10.1(11)	Guarantee (MGM MIRAGE 5.875% Senior Notes due 2014), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.14 to the September 2005 10-Q).
10.1(12)	Guarantee (MGM MIRAGE 5.875% Senior Notes due 2014 (Exchange Notes)), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.15 to the September 2005 10-Q).
10.1(13)	Guarantee (MGM MIRAGE 6.75% Senior Notes due 2012), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.16 to the September 2005 10-Q).
10.1(14)	Guarantee (Mirage Resorts, Incorporated 7.25% Debentures due 2017), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of Wells Fargo Bank Northwest, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.17 to the September 2005 10-Q).

Exhibit
Number	Description

10.1(15)	Guarantee (Mandalay Resort Group 9.375% Senior Subordinated Notes due 2010), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.20 to the September 2005 10-Q).
10.1(16)	Guarantee (Mandalay Resort Group 6.70% Senior Notes due 2096), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as successor in interest to First Interstate Bank of Nevada, N.A., as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.21 to the September 2005 10-Q).
10.1(17)	Guarantee (Mandalay Resort Group 7.0% Senior Notes due 2036), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.22 to the September 2005 10-Q).
10.1(18)	Guarantee (Mandalay Resort Group Floating Rate Convertible Senior Debentures due 2033), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.24 to the September 2005 10-Q).
10.1(19)	Guarantee (Mandalay Resort Group 6.5% Senior Notes due 2009), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.25 to the September 2005 10-Q).
10.1(20)	Guarantee (Mandalay Resort Group 6.375% Senior Notes due 2011), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.26 to the September 2005 10-Q).
10.1(21)	Fifth Amended and Restated Loan Agreement dated as of October 3, 2006, by and among MGM MIRAGE, as borrower; MGM Grand Detroit, LLC, as co-borrower; the Lenders and Co-Documentation Agents named therein; Bank of America, N.A., as Administrative Agent; the Royal Bank of Scotland PLC, as Syndication Agent; Bank of America Securities LLC and The Royal Bank of Scotland PLC, as Joint Lead Arrangers; and Bank of America Securities LLC, The Royal Bank of Scotland PLC, J.P. Morgan Securities Inc., Citibank North America, Inc. and Deutsche Bank Securities Inc. as Joint Book Managers (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated October 3, 2006).
10.1(22)	Amendment No. 1 to the Fifth Amended and Restated Loan Agreement dated as of October 3, 2006, by and among MGM MIRAGE, as borrower; MGM Grand Detroit, LLC, as co-borrower; the Lenders and Co-Documentation Agents named therein; Bank of America, N.A., as Administrative Agent; the Royal Bank of Scotland PLC, as Syndication Agent; Bank of America Securities LLC and The Royal Bank of Scotland PLC, as Joint Lead Arrangers; and Bank of America Securities LLC, The Royal Bank of Scotland PLC, J.P. Morgan Securities Inc., Citibank North America, Inc. and Deutsche Bank Securities Inc. as Joint Book Managers (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated October 6, 2008).
10.1(23)	Sponsor Contribution Agreement, dated October 31, 2008, by and among MGM MIRAGE, as sponsor, CityCenter Holdings, LLC, as borrower, and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated November 6, 2008).
10.1(24)	Sponsor Completion Guarantee, dated October 31, 2008, by and among MGM MIRAGE, as completion guarantor, CityCenter Holdings, LLC, as borrower, and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated November 6, 2008).
10.2(1)	Lease, dated August 3, 1977, by and between B&D Properties, Inc., as lessor, and Mandalay, as lessee; Amendment of Lease, dated May 6, 1983 (incorporated by reference to Exhibit 10(h) to Mandalay’s Registration Statement (No. 2-85794) on Form S-1).

Exhibit
Number	Description

10.2(2)	Lease by and between Robert Lewis Uccelli, guardian, as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease (incorporated by reference to Exhibit 10(p) to Mandalay’s Registration Statement (No. 33-4475) on Form S-1).
10.2(3)	Public Trust Tidelands Lease, dated February 4, 1999, between the State of Mississippi and Beau Rivage Resorts, Inc. (without exhibits) (incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1999).
*10.3(1)	Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
*10.3(2)	1997 Nonqualified Stock Option Plan, Amended and Restated February 2, 2004 (incorporated by reference to Exhibit 10.1 of the June 2004 10-Q).
*10.3(3)	Amendment to the MGM MIRAGE 1997 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated July 9, 2007).
*10.3(4)	MGM MIRAGE 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 filed May 12, 2005).
*10.3(5)	Amended and Restated Annual Performance-Based Incentive Plan for Executive Officers, giving effect to amendment approved by the Company’s shareholders on May 9, 2006 (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement).
*10.3(6)	Deferred Compensation Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 10, 2005 (the “January 2005 8-K”).
*10.3(7)	Supplemental Executive Retirement Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.1 to the January 2005 8-K).
*10.3(8)	Amendment to Deferred Compensation Plan II, dated as of December 21, 2005 (incorporated by reference to Exhibit 10.3(9) to the 2005 10-K).
*10.3(9)	Amendment No. 1 to the Deferred Compensation Plan II, dated as of July 10, 2007 (incorporated by reference to Exhibit 10.3(11) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 10-K”)).
*10.3(10)	Amendment No. 1 to the Supplemental Executive Retirement Plan II, dated as of July 10, 2007 (incorporated by reference to Exhibit 10.3(12) to the 2007 10-K).
*10.3(11)	Amendment No. 2 to the Deferred Compensation Plan II, dated as of October 15, 2007 (incorporated by reference to Exhibit 10.3(13) to the 2007 10-K).
*10.3(12)	Amendment No. 2 to the Supplemental Executive Retirement Plan II, dated as of October 15, 2007 (incorporated by reference to Exhibit 10.3(14) to the 2007 10-K).
*10.3(13)	Amendment No. 3 to the Deferred Compensation Plan II, dated as of November 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2008).
*10.3(14)	Amendment No. 3 to the Supplemental Executive Retirement Plan II, dated as of November 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2008).
*10.3(15)	MGM MIRAGE Freestanding Stock Appreciation Right Agreement.
*10.3(16)	MGM MIRAGE Restricted Stock Units Agreement (performance vesting).
*10.3(17)	MGM MIRAGE Restricted Stock Units Agreement (time vesting).
*10.3(18)	Employment Agreement, dated September 16, 2005, between the Company and J. Terrence Lanni (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2005 (the “September 16, 2005 8-K”)).
*10.3(19)	Employment Agreement, dated September 16, 2005, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.2 to the September 16, 2005 8-K).
*10.3(20)	Employment Agreement, dated September 16, 2005, between the Company and John Redmond (incorporated by reference to Exhibit 10.3 to the September 16, 2005 8-K).

Exhibit
Number	Description

*10.3(21)	Employment Agreement, dated September 16, 2005, between the Company and James J. Murren (incorporated by reference to Exhibit 10.4 to the September 16, 2005 8-K).
*10.3(22)	Employment Agreement, dated September 16, 2005, between the Company and Gary N. Jacobs (incorporated by reference to Exhibit 10.5 to the September 16, 2005 8-K).
*10.3(23)	Employment Agreement, dated March 1, 2007, between the Company and Aldo Manzini (incorporated by reference to Exhibit 10.3(20) to the 2007 10-K).
*10.3(24)	Letter Agreement dated June 19, 2007, between the Company and Aldo Manzini (incorporated by reference to Exhibit 10.3(21) to the 2007 10-K).
*10.3(25)	Employment Agreement, dated December 3, 2007, between the Company and Dan D’Arrigo (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated December 3, 2007).
*10.3(26)	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between MGM MIRAGE and James J. Murren (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 7, 2009).
*10.3(27)	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between MGM MIRAGE and Robert H. Baldwin (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 7, 2009)
*10.3(28)	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between MGM MIRAGE and Gary N. Jacobs (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 7, 2009).
*10.3(29)	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between MGM MIRAGE and Daniel J. D’Arrigo (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 7, 2009).
10.4(1)	Second Amended and Restated Joint Venture Agreement of Marina District Development Company, dated as of August 31, 2000, between MAC, CORP. and Boyd Atlantic City, Inc. (without exhibits) (incorporated by reference to Exhibit 10.2 to the September 2000 10-Q).
10.4(2)	Contribution and Adoption Agreement, dated as of December 13, 2000, among Marina District Development Holding Co., LLC, MAC, CORP. and Boyd Atlantic City, Inc. (incorporated by reference to Exhibit 10.4(15) to the 2000 10-K).
10.4(3)	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. — Commission File No. 333-87202).
10.4(4)	Amended and Restated Joint Venture Agreement, dated as of June 25, 2002, between Nevada Landing Partnership and RBG, L.P. (incorporated by reference to Exhibit 10.1 to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004.)
10.4(5)	Amendment No. 1 to Amended and Restated Joint Venture Agreement, dated as of April 25, 2005, by and among Nevada Landing Partnership, an Illinois general partnership, and RBG, L.P., an Illinois limited partnership (incorporated by reference to Exhibit 10.4(5) to the 2005 10-K).
10.4(6)	Amended and Restated Subscription and Shareholders Agreement, dated June 19, 2004, among Pansy Ho, Grand Paradise Macau Limited, MGMM Macau, Ltd., MGM MIRAGE Macau, Ltd., MGM MIRAGE and MGM Grand Paradise Limited (formerly N.V. Limited) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2005).
10.4(7)	Amendment Agreement to the Subscription and Shareholders Agreement, dated January 20, 2007, among Pansy Ho, Grand Paradise Macau Limited, MGMM Macau, Ltd., MGM MIRAGE Macau, Ltd., MGM MIRAGE and MGM Grand Paradise Limited (formerly N.V. Limited) (incorporated by reference to Exhibit 10.4(7) to the 2007 10-K).
10.4(8)	Loan Agreement with the M Resort LLC dated April 24, 2007 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated April 24, 2007).

Exhibit
Number	Description

10.4(9)	Limited Liability Company Agreement of CityCenter Holdings, LLC, dated August 21, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2007 (the “August 2007 8-K”)).
10.4(10)	Amendment No 1, dated November 15, 2007, to the Limited Liability Company Agreement of CityCenter Holdings, LLC, dated August 21, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2007).
10.4(11)	Amendment No 2, dated December 31, 2007, to the Limited Liability Company Agreement of CityCenter Holdings, LLC, dated August 21, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2007).
10.4(12)	Limited Liability Company Operating Agreement of IKM JV, LLC, dated September 10, 2007 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated September 10, 2007).
10.5(1)	Revised Development Agreement among the City of Detroit, The Economic Development Corporation of the City of Detroit and MGM Grand Detroit, LLC (incorporated by reference to Exhibit 10.10 to the June 2002 10-Q).
10.5(2)	Revised Development Agreement effective August 2, 2002, by and among the City of Detroit, The Economic Development Corporation of the City of Detroit and Detroit Entertainment, L.L.C. (incorporated by reference to Exhibit 10.61 of Mandalay’s Annual Report on Form 10-K for the year ended January 31, 2005).
10.6(1)	Company Stock Purchase and Support Agreement, dated August 21, 2007, by and between MGM MIRAGE and Infinity World Investments, LLC (incorporated by reference to Exhibit 10.2 to the August 2007 8-K).
10.6(2)	Amendment No. 1, dated October 17, 2007, to the Company Stock Purchase and Support Agreement by and between MGM MIRAGE and Infinity World Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 17, 2007).
10.6(3)	Purchase Agreement dated December 13, 2008, by and among The Mirage Casino-Hotel, as seller, and Ruffin Acquisition, LLC, as purchaser (incorporated by reference to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated January 9, 2009).
21	List of subsidiaries of the Company.
23	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).
**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
99.1	Description of our Operating Resorts.
99.2	Description of Regulation and Licensing.

*	Management contract or compensatory plan or arrangement.

**	Exhibits 32.1 and 32.2 shall not be deemed filed with the Securities and Exchange Commission, nor shall they be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Securities Exchange Act of 1934 or the Securities Act of 1933, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

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

Management’s Evaluation

Management has evaluated the Company’s internal control over financial reporting using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation as of December 31, 2008, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

Report of Independent Registered Public Accounting Firm

Deloitte & Touche LLP audited the Company’s consolidated financial statements as of and for the year ended December 31, 2008 and issued their report thereon, which is included in this annual report. Deloitte & Touche LLP has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting and such report is also included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of MGM MIRAGE

We have audited the internal control over financial reporting of MGM MIRAGE and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008. Our report dated March 17, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included (a) an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern; and (b) an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 17, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of MGM MIRAGE

We have audited the accompanying consolidated balance sheets of MGM MIRAGE and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MGM MIRAGE and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company believes it will not be in compliance with the financial covenants under its senior credit facility during 2009 and there is uncertainty regarding the Company’s ability to fulfill its financial commitments as they become due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12 to the consolidated financial statements, on January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 17, 2009

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	At December 31,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$295,644	$416,124
Accounts receivable, net	303,416	412,933
Inventories	111,505	126,941
Income tax receivable	64,685	—
Deferred income taxes	63,153	63,453
Prepaid expenses and other	155,652	106,364
Assets held for sale	538,975	—

Total current assets	1,533,030	1,125,815

Property and equipment, net	16,289,154	16,870,898

Other assets
Investments in and advances to unconsolidated affiliates	4,642,865	2,482,727
Goodwill	86,353	1,262,922
Other intangible assets, net	347,209	362,098
Deposits and other assets, net	376,105	623,226

Total other assets	5,452,532	4,730,973

	$23,274,716	$22,727,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$142,693	$220,495
Construction payable	45,103	76,524
Income taxes payable	—	284,075
Current portion of long-term debt	1,047,614	—
Accrued interest on long-term debt	187,597	211,228
Other accrued liabilities	1,549,296	932,365
Liabilities related to assets held for sale	30,273	—

Total current liabilities	3,002,576	1,724,687

Deferred income taxes	3,441,198	3,416,660
Long-term debt	12,416,552	11,175,229
Other long-term obligations	440,029	350,407

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares; issued 369,283,995 and 368,395,926 shares; outstanding 276,506,968 and 293,768,899 shares	3,693	3,684
Capital in excess of par value	4,018,410	3,951,162
Treasury stock, at cost (92,777,027 and 74,627,027 shares)	(3,355,963)	(2,115,107)
Retained earnings	3,365,122	4,220,408
Accumulated other comprehensive income (loss)	(56,901)	556

Total stockholders’ equity	3,974,361	6,060,703

	$23,274,716	$22,727,686

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006

Revenues
Casino	$2,975,680	$3,239,054	$3,130,438
Rooms	1,907,093	2,130,542	1,991,477
Food and beverage	1,582,367	1,651,655	1,483,914
Entertainment	546,310	560,909	459,540
Retail	261,053	296,148	278,695
Other	611,692	519,360	452,669

	7,884,195	8,397,668	7,796,733
Less: Promotional allowances	(675,428)	(706,031)	(620,777)

	7,208,767	7,691,637	7,175,956

Expenses
Casino	1,618,914	1,646,883	1,586,448
Rooms	533,559	542,289	513,522
Food and beverage	930,716	947,475	870,683
Entertainment	384,822	395,611	330,439
Retail	168,859	187,386	177,479
Other	397,504	307,914	236,486
General and administrative	1,278,501	1,251,952	1,169,271
Corporate expense	109,279	193,893	161,507
Preopening and start-up expenses	23,059	92,105	36,362
Restructuring costs	443	—	1,035
Property transactions, net	1,210,749	(186,313)	(40,980)
Gain on CityCenter transaction	—	(1,029,660)	—
Depreciation and amortization	778,236	700,334	629,627

	7,434,641	5,049,869	5,671,879

Income from unconsolidated affiliates	96,271	222,162	254,171

Operating income (loss)	(129,603)	2,863,930	1,758,248

Non-operating income (expense)
Interest income	16,520	17,210	11,192
Interest expense, net	(609,286)	(708,343)	(760,361)
Non-operating items from unconsolidated affiliates	(34,559)	(18,805)	(16,063)
Other, net	87,940	4,436	(15,090)

	(539,385)	(705,502)	(780,322)

Income (loss) from continuing operations before income taxes	(668,988)	2,158,428	977,926
Provision for income taxes	(186,298)	(757,883)	(341,930)

Income (loss) from continuing operations	(855,286)	1,400,545	635,996

Discontinued operations
Income from discontinued operations	—	10,461	18,473
Gain on disposal of discontinued operations	—	265,813	—
Provision for income taxes	—	(92,400)	(6,205)

	—	183,874	12,268

Net income (loss)	$(855,286)	$1,584,419	$648,264

Basic income (loss) per share of common stock
Income (loss) from continuing operations	$(3.06)	$4.88	$2.25
Discontinued operations	—	0.64	0.04

Net income (loss) per share	$(3.06)	$5.52	$2.29

Diluted income (loss) per share of common stock
Income (loss) from continuing operations	$(3.06)	$4.70	$2.18
Discontinued operations	—	0.61	0.04

Net income (loss) per share	$(3.06)	$5.31	$2.22

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities
Net income (loss)	$(855,286)	$1,584,419	$648,264
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	778,236	700,334	653,919
Amortization of debt discounts, premiums and issuance costs	10,620	4,298	(3,096)
Provision for doubtful accounts	80,293	32,910	47,950
Stock-based compensation	36,277	45,678	73,626
Business interruption insurance — lost profits	(9,146)	(66,748)	—
Business interruption insurance — cost recovery	(27,883)	(5,962)	(46,581)
Property transactions, net	1,210,749	(186,313)	(41,135)
Gain on early retirements of long-term debt	(87,457)	—	—
Gain on CityCenter transaction	—	(1,029,660)	—
Gain on disposal of discontinued operations	—	(265,813)	—
Income from unconsolidated affiliates	(40,752)	(162,217)	(229,295)
Distributions from unconsolidated affiliates	70,546	211,062	212,477
Deferred income taxes	79,516	32,813	59,764
Changes in current assets and liabilities:
Accounts receivable	20,500	(82,666)	(65,467)
Inventories	12,366	(8,511)	(10,431)
Income taxes receivable and payable	(346,878)	315,877	(129,929)
Prepaid expenses and other	14,983	10,937	(21,921)
Accounts payable and accrued liabilities	(187,858)	32,720	111,559
Real estate under development	—	(458,165)	(89,724)
Residential sales deposits	—	247,046	13,970
Business interruption insurance recoveries	28,891	72,711	98,786
Other	(34,685)	(30,334)	(50,784)

Net cash provided by operating activities	753,032	994,416	1,231,952

Cash flows from investing activities
Capital expenditures, net of construction payable	(781,754)	(2,917,409)	(1,758,795)
Proceeds from contribution of CityCenter	—	2,468,652	—
Proceeds from disposals of discontinued operations, net	—	578,873	—
Purchase of convertible note	—	(160,000)	—
Investments in and advances to unconsolidated affiliates	(1,279,462)	(31,420)	(103,288)
Property damage insurance recoveries	21,109	207,289	209,963
Dispositions of property and equipment	85,968	47,571	11,375
Other	(27,301)	15,745	(1,682)

Net cash provided by (used in) investing activities	(1,981,440)	209,301	(1,642,427)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities — maturities of 90 days or less	2,760,450	(402,300)	756,850
Borrowings under bank credit facilities — maturities longer than 90 days	8,170,000	6,750,000	7,000,000
Repayments under bank credit facilities — maturities longer than 90 days	(8,450,000)	(7,500,000)	(8,150,000)
Issuance of long-term debt	698,490	750,000	1,500,000
Retirement of senior notes	(789,146)	(1,402,233)	(444,500)
Debt issuance costs	(48,700)	(5,983)	(28,383)
Issuance of common stock	—	1,192,758	—
Issuance of common stock upon exercise of stock awards	14,116	97,792	89,113
Purchases of common stock	(1,240,856)	(826,765)	(246,892)
Excess tax benefits from stock-based compensation	9,509	102,479	47,330
Other	(1,781)	3,715	(13,494)

Net cash provided by (used in) financing activities	1,122,082	(1,240,537)	510,024

Cash and cash equivalents
Net increase (decrease) for the year	(106,326)	(36,820)	99,549
Cash related to assets held for sale	(14,154)	—	(24,538)
Balance, beginning of year	416,124	452,944	377,933

Balance, end of year	$295,644	$416,124	$452,944

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$622,297	$731,618	$778,590
State, federal and foreign income taxes paid, net of refunds	437,874	391,042	369,450
Non-cash investing and financing activities
Carrying value of net assets contributed to joint venture	$—	$2,773,612	$—
CityCenter partial completion guarantee and delayed equity contributions	1,111,837	—	—

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

For the Years Ended December 31, 2008, 2007 and 2006

							Accumulated Other
	Common Stock		Capital in				Comprehensive	Total
	Shares	Par	Excess of	Deferred	Treasury	Retained	Income	Stockholders’
	Outstanding	Value	Par Value	Compensation	Stock	Earnings	(Loss)	Equity

Balances, January 1, 2006	285,070	$3,573	$2,586,587	$(3,618)	$(1,338,394)	$1,987,725	$(801)	$3,235,072
Net income	—	—	—	—	—	648,264	—	648,264
Currency translation adjustment	—	—	—	—	—	—	1,213	1,213
Other comprehensive income from unconsolidated affiliate, net	—	—	—	—	—	—	3	3

Total comprehensive income								649,480
Stock-based compensation	—	—	71,186	3,238	—	—	—	74,424
Tax benefit from stock-based compensation	—	—	60,033	—	—	—	—	60,033
Cancellation of restricted stock	(4)	—	—	70	(70)	—	—	—
Issuance of common stock upon exercise of stock options	5,623	56	89,057	—	—	—	—	89,113
Purchases of treasury stock	(6,500)	—	—	—	(246,892)	—	—	(246,892)
Restricted shares turned in for tax withholding	(280)	—	—	—	(11,764)	—	—	(11,764)
Other	—	—	(227)	310	—	—	—	83

Balances, December 31, 2006	283,909	3,629	2,806,636	—	(1,597,120)	2,635,989	415	3,849,549
Net income	—	—	—	—	—	1,584,419	—	1,584,419
Currency translation adjustment	—	—	—	—	—	—	583	583
Other comprehensive loss from unconsolidated affiliate, net	—	—	—	—	—	—	(442)	(442)

Total comprehensive income								1,584,560
Stock-based compensation	—	—	48,063	—	—	—	—	48,063
Tax benefit from stock-based compensation	—	—	115,439	—	—	—	—	115,439
Issuance of common stock	14,200	—	883,980	—	308,778	—	—	1,192,758
Issuance of common stock upon exercise of stock options and stock appreciation rights	5,510	55	96,691	—	—	—	—	96,746
Purchases of treasury stock	(9,850)	—	—	—	(826,765)	—	—	(826,765)
Other	—	—	353	—	—	—	—	353

Balances, December 31, 2007	293,769	3,684	3,951,162	—	(2,115,107)	4,220,408	556	6,060,703
Net income (loss)	—	—	—	—	—	(855,286)	—	(855,286)
Currency translation adjustment	—	—	—	—	—	—	(3,190)	(3,190)
Valuation adjustment to M Resort convertible note, net of taxes	—	—	—	—	—	—	(54,267)	(54,267)

Total comprehensive income (loss)								(912,743)
Stock-based compensation	—	—	42,418	—	—	—	—	42,418
Tax benefit from stock-based compensation	—	—	10,494	—	—	—	—	10,494
Issuance of common stock upon exercise of stock options and stock appreciation rights	888	9	14,107	—	—	—	—	14,116
Purchases of treasury stock	(18,150)	—	—	—	(1,240,856)	—	—	(1,240,856)
Other	—	—	229	—	—	—	—	229

Balances, December 31, 2008	276,507	$3,693	$4,018,410	$—	$(3,355,963)	$3,365,122	$(56,901)	$3,974,361

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	ORGANIZATION

MGM MIRAGE (the “Company”) is a Delaware corporation, incorporated on January 29, 1986. As of December 31, 2008, approximately 54% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. As a result, Tracinda Corporation has the ability to elect the Company’s entire Board of Directors and determine the outcome of other matters submitted to the Company’s stockholders, such as the approval of significant transactions. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, owns and/or operates casino resorts.

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

In December 2008, the Company entered into an agreement to sell TI for $775 million; the sale is expected to close by March 31, 2009. In April 2007, the Company completed the sale of Buffalo Bill’s, Primm Valley, and Whiskey Pete’s casino resorts (the “Primm Valley Resorts”), not including the Primm Valley Golf Club, with net proceeds to the Company of approximately $398 million. In June 2007, the Company completed the sale of the Colorado Belle and Edgewater in Laughlin (the “Laughlin Properties”), with net proceeds to the Company of approximately $199 million.

The Company is a 50% owner of CityCenter, a mixed-use development on the Las Vegas Strip, between Bellagio and Monte Carlo. CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room non-gaming boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 425,000 square feet of retail shops, dining and entertainment venues; and approximately 2.1 million square feet of residential space in approximately 2,400 luxury condominium and condominium-hotel units in multiple towers. CityCenter is expected to open in late 2009, except CityCenter postponed the opening of The Harmon Hotel & Spa until late 2010 and cancelled the development of approximately 200 residential units originally planned. The other 50% of CityCenter is owned by Infinity World Development Corp. (“Infinity World”), a wholly-owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. The Company is managing the development of CityCenter and, upon completion of construction, will manage the operations of CityCenter for a fee. Construction costs for the major components of CityCenter are covered by guaranteed maximum price contracts (“GMPs”) totaling $6.9 billion, which have been fully executed. Including the cancellation of The Harmon residential component, the Company anticipates total cost savings of approximately $0.5 billion which would reduce the $6.9 billion in GMP construction costs. In addition, by postponing The Harmon Hotel & Spa by one year the Company expects to defer $0.2 billion of construction costs necessary to complete the interior fit out. Additional budgeted cash expenditures include $1.8 billion of construction costs not included in the GMPs, $0.2 billion of preopening costs, and $0.3 billion of financing costs.

The Company and its local partners own and operate MGM Grand Detroit in Detroit, Michigan. The resort’s interim facility closed on September 30, 2007 and the new casino resort opened on October 2, 2007. The Company also owns and operates two resorts in Mississippi — Beau Rivage in Biloxi and Gold Strike Tunica. Beau Rivage reopened in August 2006, after having been closed due to damage sustained as a result of Hurricane Katrina in August 2005.

The Company has 50% interests in three resorts outside of Nevada — MGM Grand Macau, Grand Victoria and Borgata. MGM Grand Macau is a casino resort that opened on December 18, 2007. Pansy Ho Chiu-King owns the other 50% of MGM Grand Macau. Grand Victoria is a riverboat in Elgin, Illinois — an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Borgata is a casino resort located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort.

The Company owns additional land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, a portion of which is being utilized for an expansion of Borgata, and a portion of which is planned for a wholly-owned development, MGM Grand Atlantic City. The Company has made extensive progress in design and other pre-development activities. However, current economic conditions and the impact of the credit market environment have caused the Company to reassess timing for this project. Accordingly, the Company has postponed additional development activities. The Company has also postponed further design and pre-construction activities for its planned North Las Vegas Strip project with Kerzner International and Istithmar — see Note 13 for further discussion.

NOTE 2 — LIQUIDITY AND FINANCIAL POSITION

The Company has significant indebtedness and significant financial commitments in 2009. As of December 31, 2008, the Company had approximately $13.5 billion of total long-term debt. In late February 2009, the Company borrowed $842 million under the senior credit facility, which amount represented — after giving effect to $93 million in outstanding letters of credit — the total amount of unused borrowing capacity available under its $7.0 billion senior credit facility. In connection with the waiver and amendment described below, on March 17, 2009 the Company repaid $300 million under the senior credit facility, which amount is not available for reborrowing without the consent of the lenders. The Company has no other existing sources of borrowing availability, except to the extent it pays down further amounts outstanding under the senior credit facility.

In addition to commitments under employment, entertainment and other operational agreements, the Company’s financial commitments and estimated capital expenditures in 2009, as of December 31, 2008, totaled approximately $2.8 billion and consisted of:

•	Contractual maturities of long-term debt totaling approximately $1.0 billion;

•	Interest payments on long-term debt, estimated at $0.8 billion;

•	CityCenter required equity contributions of approximately $0.7 billion;

•	Other commitments of approximately $0.3 billion, including $0.2 billion of estimated capital expenditures;

To fund its anticipated 2009 financial commitments, the Company has the following sources of funds in 2009:

•	Available borrowings under its senior credit facility of $1.2 billion as of December 31, 2008;

•	Expected proceeds in 2009 from the sale of TI of approximately $0.6 billion;

•	Operating cash flow: The Company’s current expectations for 2009 indicate that operating cash flow will be lower than in 2008. In 2008, the Company generated approximately $1.8 billion of cash flow from operations before deducting a) cash paid for interest, which commitments are included in the list above, and b) the tax payment on the 2007 CityCenter transaction.

The Company is uncertain as to whether the sources listed above will be sufficient to fund our 2009 financial commitments and cannot provide any assurances that it will be able to raise additional capital to fund its anticipated expenditures in 2009 if the sources listed above are not adequate.

While the Company was in compliance with the financial covenants under its senior credit facility at December 31, 2008, if the recent adverse conditions in the economy in general — and the gaming industry in particular — continue, the Company believes that it will not be in compliance with those financial covenants during 2009. In fact, given these conditions and the recent borrowing under the senior credit facility, the Company does not believe it will be in compliance with those financial covenants at March 31, 2009. As a result, on March 17, 2009 the Company obtained from the lenders under the senior credit facility a waiver of the requirement that the Company comply with such financial covenants through May 15, 2009. Additionally, the Company entered into an amendment of its senior credit facility which provides for, among other terms, the following:

•	The Company agreed to repay $300 million of the outstanding borrowings under the senior credit facility, which amount is not available for reborrowing without the consent of the lenders;

•	The Company is prohibited from prepaying or repurchasing its outstanding long-term debt or disposing of material assets; and other restrictive covenants were added that limit the Company’s ability to make investments and incur indebtedness;

•	The interest rate on outstanding borrowings under the senior credit facility was increased by 100 basis points; and

•	The Company’s required equity contributions in CityCenter are limited through May 15, 2009 such that it can only make contributions if Infinity World makes its required contributions; the Company’s equity contributions do not exceed specified amounts (though the Company believes the limitation is in excess of the amounts expected to be required through May 15, 2009); and the CityCenter senior secured credit facility has not been accelerated.

Following expiration of the waiver on May 15, 2009, the Company will be subject to an event of default related to the expected noncompliance with financial covenants under the senior credit facility at March 31, 2009. Under the terms of the senior credit facility, noncompliance with such financial covenants is an event of default, under which the lenders (with a vote of more than 50% of the lenders) may exercise any or all of the following remedies:

•	Terminate their commitments to fund additional borrowings;

•	Require cash collateral for outstanding letters of credit;

•	Demand immediate repayment of all outstanding borrowings under the senior credit facility.

•	Decline to release subsidiary guarantees, which would impact the Company’s ability to execute asset dispositions.

In addition, there are provisions in certain of the Company’s indentures governing its senior and senior subordinated notes under which a) the event of default under the senior secured credit facility, or b) the remedies under an event of default under the senior credit facility, would cause an event of default under the relevant senior and senior subordinated notes, which would allow holders of the Company’s senior and senior subordinated notes to demand immediate repayment and decline to release subsidiary guarantees. Also, under the terms of the CityCenter senior secured credit facility, if an event of default has occurred under the Company’s borrowings and a) such event of default is certified to in writing by the relevant lenders, and b) such default allows the relevant lenders to demand immediate repayment, then an event of default has occurred relative to the CityCenter senior secured credit facility. Under such event of default, one of the remedies is the termination of the CityCenter senior secured credit facility. If the lenders exercise any or all such rights, the Company or CityCenter may determine to seek relief through a filing under the U.S. Bankruptcy Code.

The conditions and events described above raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. Management’s plans in regard to these matters are described below.

The Company intends to work with its lenders to obtain additional waivers or amendments prior to May 15, 2009 to address future noncompliance with the senior credit facility; however, the Company can provide no assurance that it will be able to secure such waivers or amendments.

The Company has also retained the services of outside advisors to assist the Company in instituting and implementing any required programs to accomplish management’s objectives. The Company is evaluating the possibility of a) disposing of certain assets, b) raising additional debt and/or equity capital, and c) modifying or extending its long-term debt. However, there can be no assurance that the Company will be successful in achieving its objectives.

NOTE 3 —	SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Principles of consolidation.  The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in unconsolidated affiliates which are 50% or less owned and do not meet the consolidation criteria of Financial Accounting Standards Board Interpretation No. 46(R) (as amended), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46(R)”), are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s operations are primarily in one segment — operation of casino resorts. Other operations, and foreign operations, are not material.

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

The following table shows the net pre-tax impact on the statements of operations for insurance recoveries from Hurricane Katrina and the Monte Carlo fire:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Reduction of general and administrative expenses:
Hurricane Katrina	$—	$66,748	$—
Monte Carlo fire	9,146	—	—

	$9,146	$66,748	$—

Reduction of property transactions, net:
Hurricane Katrina	$—	$217,290	$86,016
Monte Carlo fire	9,639	—	—

	$9,639	$217,290	$86,016

The following table shows the cash flow statement impact of insurance proceeds from Hurricane Katrina and the Monte Carlo fire:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Hurricane Katrina	$—	$72,711	$98,786
Monte Carlo fire	28,891	—	—

	$28,891	$72,711	$98,786

Cash flows from investing activities:
Hurricane Katrina	$—	$207,289	$209,963
Monte Carlo fire	21,109	—	—

	$21,109	$207,289	$209,963

Hurricane Katrina.  The Company reached final settlement agreements with its insurance carriers related to Hurricane Katrina in late 2007. In total, the Company received insurance recoveries of $635 million, which exceeded the $265 million net book value of damaged assets and post-storm costs incurred. The Company recognized the $370 million of excess insurance recoveries in income in 2007 and 2008.

Monte Carlo fire.  As of December 31, 2008, the Company received $50 million of proceeds from its insurance carriers related to the Monte Carlo fire. Through December 31, 2008, the Company recorded a write-down of $4 million related to the net book value of damaged assets, demolition costs of $7 million, and operating costs of $21 million. As of December 31, 2008, the Company had a receivable of approximately $1 million from its insurance carriers.

Cash and cash equivalents.  Cash and cash equivalents include investments and interest bearing instruments with maturities of three months or less at the date of acquisition. Such investments are carried at cost which approximates market value. Book overdraft balances resulting from the Company’s cash management program are recorded as accounts payable, construction payable, or other accrued liabilities, as applicable.

Accounts receivable and credit risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues markers to approved casino customers following background checks and investigations of creditworthiness. At December 31, 2008, a substantial portion of the Company’s receivables were due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Trade receivables, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2008, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

Real estate under development.  Until November 2007, the Company capitalized costs of wholly-owned real estate projects to be sold, which consisted entirely of condominium and condominium-hotel developments at CityCenter. Subsequent to the contribution of CityCenter to a joint venture — See Note 5 — the Company no longer has real estate under development.

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

The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be disposed of, the Company recognizes the asset to be sold at the lower of carrying value or estimated fair value less costs of disposal. Fair value for assets to be disposed of is estimated based on comparable asset sales, offers received, or a discounted cash flow model.

For assets to be held and used, the Company reviews fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on estimated fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

During the third quarter of 2008, the Company concluded that the Primm Valley Golf Club (“PVGC”) should be reviewed for impairment due to its recent operating losses and the Company’s expectation that such operating losses will continue. The estimated future undiscounted cash flows of PVGC do not exceed its carrying value. The Company determined the estimated fair value of PVGC to be approximately $14 million based on the comparable sales approach. The carrying value of PVGC exceeds its estimated fair value and as a result, the Company recorded an impairment charge of $30 million which is included in “Property transactions, net” in the accompanying consolidated statements of operations for the year ended December 31, 2008. For a discussion of recognized impairment losses, see Note 17.

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

The convertible note is accounted for as a hybrid financial instrument consisting of a host debt instrument and an embedded call option on The M Resort LLC’s equity. The debt component is accounted for separately as an available-for-sale marketable security, with changes in value recorded in other comprehensive income. The call option is treated as a derivative with changes in value recorded in earnings. The initial value of the call option was $0 and the initial value of the debt was $155 million, with the discount accreted to earnings over the term of the note. The fair value of the call option was $0 at December 31, 2008 and 2007. The entire carrying value of the convertible note is included in “Deposits and other assets, net” in the accompanying consolidated balance sheets.

Investments in and advances to unconsolidated affiliates.  The Company has investments in unconsolidated affiliates accounted for under the equity method. Under the equity method, carrying value is adjusted for the Company’s share of the investees’ earnings and losses, as well as capital contributions to and distributions from these companies.

The Company evaluates its investments in unconsolidated affiliates for impairment when events or changes in circumstances indicate that the carrying value of such investment may have experienced an other-than-temporary decline in value. If such conditions exist, the Company compares the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determines whether such impairment is other-than-temporary based on its assessment of all relevant factors. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rates.

Goodwill and other intangible assets.  Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment review for goodwill and indefinite-lived intangible assets in 2007 and 2006. See Note 9 for results of our 2008 annual impairment tests.

Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on the estimated future results of the Company’s reporting units discounted using the Company’s weighted average cost of capital and market indicators of terminal year capitalization rates. The implied fair value of a reporting units goodwill is compared to the carrying value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets and liabilities and the amount remaining, if any, is the implied fair value of goodwill. If the implied fair value of the goodwill is less than its carrying value then it must be written down to its implied fair value. License rights are tested for impairment using a discounted cash flow approach, and trademarks are tested for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss must be recognized equal to the difference.

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

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Rooms	$91,292	$96,183	$91,799
Food and beverage	288,522	303,900	296,866
Other	30,742	33,457	34,439

	$410,556	$433,540	$423,104

Reimbursed expenses.  The Company recognizes costs reimbursed pursuant to management services as revenue in the period it incurs the costs. Reimbursed costs related mainly to the Company’s management of CityCenter and totaled $47 million for 2008 and $5 million for 2007, and are classified as other revenue and other operating expenses in the accompanying consolidated statements of operations.

Point-loyalty programs.  The Company’s primary point-loyalty program, in operation at its major resorts, is Players Club. In Players Club, customers earn points based on their slots play, which can be redeemed for cash or free play at any of the Company’s participating resorts. The Company records a liability based on the points earned times the redemption value and records a corresponding reduction in casino revenue. The expiration of unused points results in a reduction of the liability. Customers’ overall level of table games and slots play is also tracked and used by management in awarding discretionary complimentaries – free rooms, food and beverage and other services – for which no accrual is recorded. Other loyalty programs at the Company’s resorts generally operate in a similar manner, though they generally are available only to customers at the individual resorts. At December 31, 2008 and 2007, the total company-wide liability for point-loyalty programs was $52 million and $56 million, respectively, including amounts classified as liabilities related to assets held for sale.

Advertising.  The Company expenses advertising costs the first time the advertising takes place. Advertising expense of continuing operations, which is generally included in general and administrative expenses, was $122 million, $141 million and $119 million for 2008, 2007 and 2006, respectively.

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

Property transactions, net.  The Company classifies transactions related to long-lived assets – such as write-downs and impairments, demolition costs, and normal gains and losses on the sale of fixed assets – as “Property transactions, net” in the accompanying consolidated statements of operations. See Note 17 for a detailed discussion of these amounts.

Income per share of common stock.  The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Weighted-average common shares outstanding used in the calculation of basic earnings per share	279,815	286,809	283,140
Potential dilution from stock options, stock appreciation rights and restricted stock	—	11,475	8,607

Weighted-average common and common equivalent shares used in the calculation of diluted earnings per share	279,815	298,284	291,747

The Company had a loss from continuing operations in 2008. Therefore, approximately 26 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because inclusion would be anti-dilutive. In 2007 and 2006, shares underlying outstanding stock-based awards excluded from the diluted share calculation were not material.

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

Comprehensive income.  Comprehensive income includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income. Elements of the Company’s other comprehensive income are reported in the accompanying consolidated statements of stockholders’ equity, and the cumulative balance of these elements consisted of the following:

	At December 31,
	2008	2007
	(In thousands)

Other comprehensive income (loss) from unconsolidated affiliates	$—	$(305)
Valuation adjustment to M Resort convertible note, net of taxes	(54,267)	—
Currency translation adjustments	(2,634)	861

	$(56,901)	$556

Reclassifications.  The consolidated financial statements for prior years reflect certain reclassifications, which have no effect on previously reported net income, to conform to the current year presentation. Substantially all of the prior year reclassifications relate to the classification of meals provided free to employees as a “General and administrative” expense, while in past periods the cost of these meals was charged to each operating department. The total amount reclassified to general and administrative expenses for the years ending 2007 and 2006 was $112 million and $98 million, respectively.

Fair value measurement.  The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities on January 1, 2008. SFAS 157 establishes a framework for measuring the fair value of financial assets and liabilities and requires certain disclosures about fair value. The framework utilizes a fair value hierarchy consisting of the following: “Level 1” inputs, which are observable inputs for identical assets, such as quoted prices in an active market; “Level 2” inputs, which are observable inputs for similar assets; and “Level 3” inputs, which are unobservable inputs. The Company’s only significant assets and liabilities affected by the adoption of SFAS 157 are:

1)	Marketable securities held in connection with the Company’s deferred compensation and supplemental executive retirement plans, and the plans’ corresponding liabilities. As of December 31, 2008, the assets and liabilities related to these plans each totaled $68 million, measured entirely using “Level 1” inputs.

2)	The Company’s investment in The M Resort LLC convertible note and embedded call option. The fair value of the convertible note was measured using “Level 2” inputs. The fair value of the embedded call option was measured using “Level 3” inputs, consisting primarily of estimates of future cash flows. See “Comprehensive income” in Note 3 for valuation adjustment recognized during 2008.

3)	The partial completion guarantee provided in connection with the CityCenter credit facility, discussed in Note 13, which fair value was measured using “Level 3” inputs, consisting of budgeted and historical construction costs.

Recently Issued Accounting Standards.  The following accounting standards were issued in 2007 and 2008 but will impact the Company in future periods.

Accounting for Business Combinations and Non-Controlling Interests.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141R”) and SFAS No. 160 “Non-controlling interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). These standards amend the requirements for accounting for business combinations, including the recognition and measurement of additional assets and liabilities at their fair value, expensing of acquisition-related costs which are currently capitalizable under existing rules, treatment of adjustments to deferred taxes and liabilities subsequent to the measurement period, and the measurement of non-controlling interests, previously commonly referred to as minority interests, at fair value. SFAS 141R also includes additional disclosure requirements with respect to the methodologies and techniques used to determine the fair value of assets and liabilities recognized in a business combination. SFAS 141R and SFAS 160 apply prospectively to fiscal years beginning on or after December 15, 2008, except for the treatment of deferred tax adjustments which apply to deferred taxes recognized in previous business combinations. These standards became effective for the Company on January 1, 2009. The Company does not believe the adoption of SFAS 141R and SFAS 160 will have a material impact on its consolidated financial statements.

Transfers of Financial Assets and Interests in Variable Interest Entities.  In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8 “Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities.” The FSP amends SFAS 140 and FIN 46(R) to enhance the disclosures required by the standards. The FSP enhances disclosures required by FIN 46(R) to include a discussion of significant judgments made in determining whether a variable interest entity (“VIE”) should be consolidated, as well as the nature of the risks and how an entity’s involvement with a VIE effects the financial position of the entity. The FSP is effective for the Company for the fiscal year ended December 31, 2008. The adoption of the FSP did not have a material impact on the Company’s consolidated financial statements.

Equity Method Investment Accounting Considerations.  In November 2008, the Emerging Issues Task Force (“EITF”) of the FASB ratified its consensus on EITF No. 08-6 “Equity Method Investment Accounting Considerations” (“EITF 08-6”). The EITF reached a consensus on the following four issues addressed: a) the initial carrying value of an equity method investment is determined in accordance with SFAS 141(R); b) equity method investors should not separately test an investee’s underlying assets for impairment, but rather recognize other than temporary impairments of an equity method investment in accordance with APB Opinion 18; c) exceptions to recognizing gains from an investee’s issuance of shares in earnings in accordance with the SEC’s Staff Accounting Bulletin 51 were removed to achieve consistency with SFAS 160; and d) the guidance in APB Opinion 18 to account for a change in the investor’s accounting from the equity method to the cost method should still be applied. EITF 08-6 is effective for the Company on January 1, 2009. The Company does not believe the adoption of EITF 08-6 will have a material impact on its consolidated financial statements.

NOTE 4 —	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

The asset and liabilities of TI are classified as held for sale as of December 31, 2008. However, the results of its operations have not been classified as discontinued operations because the Company expects to continue to receive significant cash flows from customer migration.

The following table summarizes the assets held for sale and liabilities related to assets held for sale in the accompanying consolidated balance sheets:

December 31,
2008
(In thousands)

Cash	$14,154
Accounts receivable, net	9,962
Inventories	3,069
Prepaid expenses and other	3,459

Total current assets	30,644
Property and equipment, net	494,807
Goodwill	7,781
Other assets, net	5,743

Total assets	538,975

Accounts payable	4,162
Other current liabilities	26,111

Total current liabilities	30,273
Other long-term obligations	—

Total liabilities	30,273

Net assets	$508,702

The sale of the Primm Valley Resorts in April 2007 resulted in a pre-tax gain of $202 million and the sale of the Laughlin Properties in June 2007 resulted in a pre-tax gain of $64 million. The results of the Laughlin Properties and Primm Valley Resorts are classified as discontinued operations in the accompanying consolidated statements of operations for the years ended 2007 and 2006. The cash flows of discontinued operations are included with the cash flows of continuing operations in the accompanying consolidated statements of cash flows.

Other information related to discontinued operations is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net revenues of discontinued operations	$—	$128,619	$412,032
Interest allocated to discontinued operations (based on the ratio of net assets of discontinued operations to total consolidated net assets and debt)	—	5,844	18,160

NOTE 5 —	CITYCENTER TRANSACTION

In August 2007, the Company and Dubai World agreed to form a 50/50 joint venture for the CityCenter development. The joint venture, CityCenter Holdings, LLC, is owned equally by the Company and Infinity World. In November 2007 the Company contributed the CityCenter assets which the parties valued at $5.4 billion, subject to certain adjustments. Infinity World contributed $2.96 billion in cash. At the close of the transaction, the Company received a cash distribution of $2.47 billion, of which $22 million was repaid in 2008 to CityCenter as a result of a post-closing adjustment. The Company will continue to serve as developer of CityCenter and, upon completion of construction, will manage CityCenter for a fee.

The initial contribution of the CityCenter assets was accounted for as a partial sale of real estate. As a partial sale, profit can be recognized when a seller retains an equity interest in the assets, but only to the extent of the outside equity interests, and only if the following criteria are met: 1) the buyer is independent of the seller;

2) collection of the sales price is reasonably assured; and 3) the seller will not be required to support the operations of the property to an extent greater than its proportionate retained interest.

The transaction met criteria 1 and 3, despite the Company’s equity interest and ongoing management of the project, because the Company does not control the venture and the management and other agreements between the Company and CityCenter have been assessed as being fair market value contracts. In addition, the Company assessed whether it had a prohibited form of continuing involvement based on the presence of certain contingent repurchase options, including an option to purchase Infinity World’s interest if Infinity World or Dubai World is denied required gaming approvals. The Company assessed the probability of such contingency as remote and, therefore, determined that a prohibited form of continuing involvement does not exist.

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

$1,030

The Company is accounting for its ongoing investment in CityCenter using the equity method, consistent with its other investments in unconsolidated affiliates. The Company assessed whether CityCenter should be consolidated under the provisions of FIN 46(R) and determined that CityCenter is not a variable interest entity, based on the following: 1) CityCenter does not meet the scope exceptions in FIN 46(R); 2) the equity at risk in CityCenter is sufficient, based on qualitative assessments; 3) the equity holders of CityCenter (the Company and Infinity World) have the ability to control CityCenter and the right/obligation to receive/absorb expected returns/losses of CityCenter; and 4) while the Company’s 50% voting rights in CityCenter may not be proportionate to its rights/obligations to receive/absorb expected returns/losses given the fact that the Company manages CityCenter, substantially all of the activities of CityCenter do not involve and are not conducted on behalf of the Company.

NOTE 6 —	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	At December 31,
	2008	2007
	(In thousands)

Casino	$243,600	$266,059
Hotel	112,985	181,983
Other	46,437	50,815

	403,022	498,857
Less: Allowance for doubtful accounts	(99,606)	(85,924)

	$303,416	$412,933

NOTE 7 —	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	At December 31,
	2008	2007
	(In thousands)

Land	$7,449,254	$7,728,488
Buildings, building improvements and land improvements	8,806,135	8,724,339
Furniture, fixtures and equipment	3,435,886	3,231,725
Construction in progress	407,440	552,667

	20,098,715	20,237,219
Less: Accumulated depreciation and amortization	(3,809,561)	(3,366,321)

	$16,289,154	$16,870,898

NOTE 8 —	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

. Investments in and advances to unconsolidated affiliates consisted of the following:

	At December 31,
	2008	2007
	(In thousands)

CityCenter Holdings, LLC — CityCenter (50)%	$3,581,188	$1,421,480
Marina District Development Company — Borgata (50)%	474,171	453,277
Elgin Riverboat Resort-Riverboat Casino — Grand Victoria (50)%	296,746	297,328
MGM Grand Paradise Limited — Macau (50)%	252,060	258,298
Circus and Eldorado Joint Venture — Silver Legacy (50)%	27,912	35,152
Turnberry/MGM Grand Towers — The Signature at MGM Grand (50)%	3,309	5,651
Other	7,479	11,541

	$4,642,865	$2,482,727

Through December 31, 2008, the Company and Infinity World had each made loans of $925 million to CityCenter, which are subordinate to the credit facility, to fund construction costs. During the fourth quarter of 2008, $425 million of each partner’s loan funding was converted to equity and each partner provided additional equity contributions of $228 million. Under the terms of the credit facility described below, the Company and Infinity World were each required to make additional equity commitments of up to $731 million as of December 31, 2008, which requirement would be reduced by future qualifying financing obtained by CityCenter. During the fourth quarter of 2008, the Company recorded a liability equal to the present value of the required future equity contributions, classified as “Other accrued liabilities” in the accompanying consolidated balance sheet, and a corresponding increase to its investment balance. Subsequent to December 31, 2008, each partner made additional contributions of $237 million each.

In October 2008, CityCenter closed on a $1.8 billion senior secured bank credit facility. The credit facility requires the Company and Infinity World to provide subordinated loans and equity contributions which will be used to fund construction costs prior to amounts being drawn under the credit facility. In conjunction with the CityCenter credit facility, the Company and Infinity World have entered into partial completion guarantees on a several basis — see Note 13.

During the year ended December 31, 2008 and 2007, the Company incurred $46 million and $5 million, respectively, of costs reimbursable by CityCenter, which was comprised primarily of employee compensation, residential sales costs, and certain allocated costs. Such costs are recorded as “Other” operating expenses, and the reimbursement of such costs is recorded as “Other” revenue in the accompanying consolidated statements of operations.

During 2007, sales of units at The Signature at MGM Grand were completed and the joint venture essentially ceased sales operations. During the fourth quarter of 2007, the Company purchased the remaining 88 units in Towers B and C from the joint venture for $39 million. These units have been recorded as property, plant and equipment in the accompanying consolidated balance sheets.

The Company recognized the following related to its share of profit from condominium sales, based on when sales were closed in 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Income from joint venture	$—	$83,728	$102,785
Gain on land previously deferred	—	8,003	14,524
Other income (loss)	—	776	(108)

	$—	$92,507	$117,201

The Company’s investment in unconsolidated affiliates does not equal the venture-level equity due to various basis differences. Basis differences related to depreciable assets are being amortized based on the useful lives of the related assets and liabilities and basis differences related to non-depreciable assets are not being amortized. Differences between the Company’s venture-level equity and investment balances are as follows:

	At December 31,
	2008	2007
	(In thousands)

Venture-level equity	$3,711,900	$2,874,157
Fair value adjustments to investments acquired in business combinations(A)	321,814	321,814
Capitalized interest(B)	236,810	99,055
Adjustment to CityCenter equity upon contribution of net assets by MGM MIRAGE(C)	(662,492)	(662,492)
CityCenter delayed equity contribution and partial completion guarantee(D)	883,831	—
Advances to CityCenter, net of discount(E)	323,950	—
Other adjustments(F)	(172,948)	(149,807)

	$4,642,865	$2,482,727

(A)	Includes: a $90 million increase for Borgata, related to land; a $267 million increase for Grand Victoria, related to indefinite-lived gaming license rights; and a $35 million reduction for Silver Legacy, related to long-term assets and long-term debt.

(B)	Relates to interest capitalized on the Company’s investment balance during the unconsolidated affiliates’ development and construction stages.

(C)	Relates to land, construction in progress, real estate under development, and other assets — see Note 5.

(D)	The Company recorded increases to its investment and corresponding liabilities for its partial completion guarantee and equity contributions, both as required under the CityCenter credit facility. These basis differences will be resolved as the Company makes the related payments or such liabilities are otherwise resolved.

(E)	The advances to CityCenter are recognized as long-term debt by CityCenter; however, since such advances were provided at below market rates, CityCenter recorded the advances at a discount with a corresponding equity contribution. This basis difference will be resolved when the advances are repaid.

(F)	Other adjustments include the deferred gain on the CityCenter transaction as discussed in Note 5.

The Company recorded its share of the results of operations of the unconsolidated affiliates as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Income from unconsolidated affiliates	$96,271	$222,162	$254,171
Preopening and start-up expenses	(20,960)	(41,140)	(8,813)
Non-operating items from unconsolidated affiliates	(34,559)	(18,805)	(16,063)

	$40,752	$162,217	$229,295

Summarized balance sheet information of the unconsolidated affiliates is as follows:

	At December 31,
	2008	2007
	(In thousands)

Current assets	$555,615	$676,746
Property and other assets, net	11,546,361	7,797,343
Current liabilities	945,412	817,208
Long-term debt and other liabilities	3,908,088	2,015,631
Equity	7,248,476	5,641,250

Summarized results of operations of the unconsolidated affiliates are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net revenues	$2,445,835	$1,884,504	$2,020,523
Operating expenses, except preopening expenses	(2,258,033)	(1,447,749)	(1,536,253)
Preopening and start-up expenses	(41,442)	(79,879)	(12,285)

Operating income	146,360	356,876	471,985
Interest expense	(81,878)	(47,618)	(37,898)
Other non-operating income (expense)	(5,660)	5,194	2,462

Net income	$58,822	$314,452	$436,549

Summarized balance sheet information of the CityCenter joint venture is as follows:

	At December 31,
	2008	2007
	(In thousands)

Current assets	$75,944	$217,415
Property and other assets, net	8,727,378	4,973,887
Current liabilities	573,797	337,598
Long-term debt and other liabilities	2,041,166	286,952
Equity	6,188,359	4,566,752

Summarized income statement information of the CityCenter joint venture is as follows:

	Year Ended December 31,
	2008	2007
	(In thousands)

Operating expenses, except preopening expenses	$(39,347)	$(3,842)
Preopening and start-up expenses	(34,420)	(5,258)

Operating loss	(73,767)	(9,100)
Interest income	5,808	1,913
Other non-operating income	154	—

Net loss	$(67,805)	$(7,187)

NOTE 9 —	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	At December 31,
	2008	2007
	(In thousands)

Goodwill:
Mirage Resorts acquisition (2000)	$39,648	$47,186
Mandalay Resort Group acquisition (2005)	45,510	1,214,297
Other	1,195	1,439

	$86,353	$1,262,922

Indefinite-lived intangible assets:
Detroit development rights	$98,098	$98,098
Trademarks, license rights and other	235,672	247,346

	333,770	345,444
Other intangible assets, net	13,439	16,654

	$347,209	$362,098

Changes in the recorded balances of goodwill are as follows:

	Year Ended December 31,
	2008	2007
	(In thousands)

Balance, beginning of year	$1,262,922	$1,300,747
Goodwill impairment charge	(1,168,088)	—
Resolution of Mirage Resorts acquisition tax reserves	—	(29,156)
Finalization of the Mandalay purchase price allocation	—	(2,693)
Other	(8,481)	(5,976)

Balance, end of the year	$86,353	$1,262,922

Goodwill related to the Mirage Resorts acquisition was assigned to Bellagio, The Mirage and TI. Goodwill related to the Mandalay Resort Group acquisition was primarily assigned to Mandalay Bay, Luxor, Excalibur and Gold Strike Tunica. As a result of the Company’s annual impairment test of goodwill, the Company recognized a non-cash impairment charge of goodwill of $1.17 billion in the fourth quarter of 2008 — included in “Property transactions, net” in the accompanying consolidated statement of operations. Such charge solely related to goodwill recognized in the Mandalay acquisition. Assumptions used in such analysis were impacted by current market conditions including: 1) lower market valuation multiples for gaming assets; 2) higher discount rates resulting from turmoil in the credit and equity markets; and 3) current cash flow forecasts for the affected resorts. The remaining balance of the Mandalay acquisition goodwill primarily relates to goodwill assigned to Gold Strike Tunica.

The Company’s indefinite-lived intangible assets balance of $334 million includes trademarks and trade names of $217 million related to the Mandalay acquisition. As a result of the Company’s annual impairment test of indefinite-lived intangible assets, the Company recognized a non-cash impairment charge of $12 million in the fourth quarter of 2008 — included in “Property transactions, net” in the accompanying consolidated statement of operations. Such charge solely related to trade names recognized in the Mandalay acquisition. The fair value of the trade names was determined using the relief-from-royalty method and was negatively impacted by the factors discussed above relating to the impairment of goodwill. The Company’s indefinite-lived intangible assets consist primarily of development rights in Detroit and trademarks.

The Company’s remaining finite-lived intangible assets consist primarily of customer lists amortized over five years, lease acquisition costs amortized over the life of the related leases, and certain license rights amortized over their contractual life.

NOTE 10 —	OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	At December 31,
	2008	2007
	(In thousands)

Payroll and related	$251,750	$304,101
Advance deposits and ticket sales	105,809	137,814
Casino outstanding chip liability	96,365	105,015
Casino front money deposits	74,165	71,069
Other gaming related accruals	82,827	89,906
Taxes, other than income taxes	59,948	72,806
Delayed equity contribution to CityCenter	700,224	—
Other	178,208	151,654

	$1,549,296	$932,365

NOTE 11 —	LONG-TERM DEBT

Long-term debt consisted of the following:

	At December 31,
	2008	2007
	(In thousands)

Senior credit facility	$5,710,000	$3,229,550
$180.4 million 6.75% senior notes, due 2008, net	—	180,085
$196.2 million 9.5% senior notes, due 2008, net	—	200,203
$226.3 million 6.5% senior notes, due 2009, net	226,720	227,356
$820 million 6% senior notes, due 2009, net	820,894	1,052,577
$297.6 million 9.375% senior subordinated notes, due 2010, net	305,893	312,807
$782 million 8.5% senior notes, due 2010, net	781,223	823,689
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$128.7 million 6.375% senior notes, due 2011, net	129,399	133,320
$544.7 million 6.75% senior notes, due 2012	544,650	550,000
$150 million 7.625% senior subordinated debentures, due 2013, net	153,960	154,679
$484.2 million 6.75% senior notes due 2013	484,226	500,000
$750 million 13% senior secured notes due 2013, net	699,440	—
$508.9 million 5.875% senior notes, due 2014, net	507,304	523,089
$875 million 6.625% senior notes, due 2015, net	878,728	879,173
$242.9 million 6.875% senior notes due 2016	242,900	250,000
$732.7 million 7.5% senior notes due 2016	732,749	750,000
$100 million 7.25% senior debentures, due 2017, net	85,537	84,499
$743 million 7.625% senior notes due 2017	743,000	750,000
Floating rate convertible senior debentures due 2033	8,472	8,472
$0.5 million 7% debentures due 2036, net	573	155,835
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	4,233	5,630

	13,464,166	11,175,229
Less: Current portion	(1,047,614)	—

	$12,416,552	$11,175,229

At December 31, 2007, amounts due within one year of the balance sheet date were classified as long-term in the accompanying consolidated balance sheets because the Company had both the intent and ability to repay these amounts with available borrowings under its senior credit facility. As discussed in Note 2, the senior credit facility was fully drawn during February 2009; therefore, the Company’s senior notes due in 2009 have been classified as current obligations as of December 31, 2008. We have not reclassified amounts outstanding on other long-term debt obligations — including the senior credit facility — as current. The Company does not believe that the inclusion of an explanatory paragraph relating to its ability to continue as a going concern in the report of the Company’s independent registered public accounting firm constitutes an event of default under the senior credit facility, and does not believe the lenders could successfully assert such claim. However, in entering into the waiver and amendment described in Note 2, the lenders have indicated they are likely to assert such claim, though they have waived their right to assert such claim through May 15, 2009. To the extent the lenders were successful in such assertion, they could demand immediate repayment of all outstanding borrowings under the senior credit facility, and holders of our other long-term debt obligations could make similar demands under cross-default provisions.

Interest expense, net consisted of the following:

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

Total interest incurred	$795,049	$930,138	$900,661
Interest capitalized	(185,763)	(215,951)	(122,140)
Interest allocated to discontinued operations	—	(5,844)	(18,160)

	$609,286	$708,343	$760,361

The senior credit facility has a total capacity of $7 billion and matures in 2011. The Company has the ability to solicit additional lender commitments to increase the capacity to $8 billion. The components of the senior credit facility include a term loan facility of $2.5 billion and a revolving credit facility of $4.5 billion. The weighted average interest rate on outstanding borrowings under the senior credit facility at December 31, 2008 was 3.4%. At December 31, 2008, the Company had approximately $1.2 billion of available borrowing capacity under the senior credit facility. After giving effect to the events described in Note 2, the Company has borrowed the entire amount of available borrowings under the senior credit facility as of February 28, 2009.

In November 2008, the Company issued $750 million in aggregate principal amount of 13% senior secured notes due 2013, at a discount to yield 15% with net proceeds to the Company of $687 million. The notes are secured by the equity interests and assets of New York-New York and otherwise rank equally with the Company’s existing and future senior indebtedness. The senior secured notes require that upon consummation of an asset sale, such as the proposed sale of TI, the Company either a) reinvest the net after-tax proceeds, which can include committed capital expenditures; or b) make an offer to repurchase a corresponding amount of senior secured notes at par plus accrued interest.

In November 2008, the Company redeemed $149.4 million of the aggregate outstanding principal amount of its 7% debentures due 2036 pursuant to a one-time put option by the holders of such debentures. The Company recognized a $6 million gain on the redemption of these debentures, included within “Other, net” in the accompanying consolidated statement of operations.

In October 2008, the Company’s Board of Directors authorized the purchase of up to $500 million of the Company’s public debt securities. In 2008, the Company repurchased $345 million of principal amounts of its outstanding senior notes at a purchase price of $263 million in open market repurchases as follows:

•	$230 million in principal amount of our 6% senior notes due 2009;

•	$43 million in principal amount of our 8.5% senior notes due 2010;

•	$3.7 million in principal amount of the 6.375% senior notes due 2011;

•	$5.4 million in principal amount of our 6.75% senior notes due 2012;

•	$15.8 million in principal amount of our 6.75% senior notes due 2013;

•	$16.1 million in principal amount of our 5.875% senior notes due 2014;

•	$7.1 million in principal amount of our 6.875% senior notes due 2016;

•	$17.3 million in principal amount of our 7.5% senior notes due 2016; and

•	$7 million in principal amount of our 7.625% senior notes due 2017.

The Company recognized an $82 million gain on the repurchase of the above senior notes, included in “other, net” in the accompanying consolidated statement of operations.

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

The Company and each of its material subsidiaries, excluding MGM Grand Detroit, LLC and the Company’s foreign subsidiaries, are directly liable for or unconditionally guarantee the senior credit facility, senior notes, senior debentures, and senior subordinated notes. MGM Grand Detroit, LLC is a guarantor under the senior credit facility, but only to the extent that MGM Grand Detroit, LLC borrows under such facilities. At December 31, 2008, the outstanding amount of borrowings related to MGM Grand Detroit, LLC was $404 million. See Note 19 for consolidating condensed financial information of the subsidiary guarantors and non-guarantors. Substantially all of the assets of New York-New York serve as collateral for the 13% senior secured notes issued in 2008; otherwise, none of our assets serve as collateral for our principal debt arrangements.

The Company’s long-term debt obligations contain customary covenants, including requiring the Company to maintain certain financial ratios. In September 2008, the Company amended its senior credit facility to increase the maximum total leverage ratio (debt to EBITDA, as defined) to 7.5:1.0 beginning with the fiscal quarter ending December 31, 2008, which will remain in effect through December 31, 2009, with step downs thereafter. The Company is also required to maintain a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.0:1.0. At December 31, 2008, the Company’s leverage and interest coverage ratios were 6.7:1.0 and 2.7:1.0, respectively. See Note 2 for further discussion of the financial covenants in our senior credit facility.

Maturities of the Company’s long-term debt as of December 31, 2008 are as follows:

(In thousands)

Years ending December 31,
2009	$1,047,675
2010	1,080,891
2011	6,240,015
2012	544,879
2013	1,384,226
Thereafter	3,215,837

13,513,523
Debt premiums and discounts, net	(49,357)

$13,464,166

The estimated fair value of the Company’s long-term debt at December 31, 2008 was approximately $8.5 billion, versus its book value of $13.5 billion. At December 31, 2007, the estimated fair value of the Company’s long-term debt was approximately $10.9 billion, versus its book value of $11.2 billion. The estimated fair value of the Company’s senior and senior subordinated notes was based on quoted market prices on or about December 31, 2008 and 2007; the fair value of the Company’s senior credit facility is based on estimated amounts.

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

The income tax provision attributable to continuing operations and discontinued operations is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Continuing operations	$186,298	$757,883	$341,930
Discontinued operations	—	92,400	6,205

	$186,298	$850,283	$348,135

The income tax provision attributable to income (loss) from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Current — federal	$186,051	$729,249	$328,068
Deferred — federal	(14,537)	16,921	8,152
Other noncurrent — federal	8,627	6,326	—

Provision for federal income taxes	180,141	752,496	336,220

Current — state	8,608	2,493	3,920
Deferred — state	(651)	728	1,432
Other noncurrent — state	(1,800)	2,166	—

Provision for state income taxes	6,157	5,387	5,352

Current — foreign	—	—	(72)
Deferred — foreign	—	—	430

Provision for foreign income taxes	—	—	358

	$186,298	$757,883	$341,930

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006

Federal income tax statutory rate	(35.0)%	35.0%	35.0%
State income tax (net of federal benefit)	0.8	0.1	0.4
Goodwill write-down	61.1	—	—
Reversal of reserves for prior tax years	—	(0.2)	(0.8)
Losses of unconsolidated foreign affiliates	1.0	2.0	—
Domestic Production Activity deduction	—	(1.8)	—
Tax credits	(1.0)	(0.3)	(0.6)
Permanent and other items	0.9	0.3	1.0

	27.8%	35.1%	35.0%

The major tax-effected components of the Company’s net deferred tax liability are as follows:

	At December 31,
	2008	2007
	(In thousands)

Deferred tax assets — federal and state
Bad debt reserve	$41,452	$38,144
Deferred compensation	35,978	48,439
Net operating loss carryforward	1,204	1,054
Preopening and start-up costs	4,928	4,278
Accruals, reserves and other	69,321	70,350
Stock-based compensation	50,677	37,059
Tax credits	2,491	2,491

	206,051	201,815
Less: Valuation allowance	(4,197)	(4,047)

	$201,854	$197,768

Deferred tax liabilities — federal and state
Property and equipment	$(3,455,987)	$(3,420,115)
Long-term debt	(6,500)	(1,479)
Investments in unconsolidated affiliates	(15,709)	(26,643)
Intangibles	(101,703)	(102,738)

	(3,579,899)	(3,550,975)

Deferred taxes — foreign	2,034	2,214
Less: Valuation allowance	(2,034)	(2,214)

Net deferred tax liability	$(3,378,045)	$(3,353,207)

For federal income tax purposes, the Company has a foreign tax credit carryforward of $2 million that will expire in 2015 if not utilized.

For state income tax purposes, the Company has New Jersey net operating loss carryforwards of $21 million, which equates to a deferred tax asset of $1 million, after federal tax effect, and before valuation allowance. The New Jersey net operating loss carryforwards will expire at various dates from 2009 through 2015 if not utilized.

At December 31, 2008, there is a $2 million valuation allowance, after federal effect, provided on certain New Jersey state net operating loss carryforwards and other New Jersey state deferred tax assets, a valuation allowance of $2 million on the foreign tax credit, and a $2 million valuation allowance related to certain foreign deferred tax assets because management believes these assets do not meet the “more likely than not” criteria for recognition under SFAS 109. Management believes all other deferred tax assets are more likely than not to be realized because of the future reversal of existing taxable temporary differences and expected future taxable income. Accordingly, there are no other valuation allowances provided at December 31, 2008.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that tax positions be assessed using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts, and at December 31, 2008, the Company has classified $1 million as current (“Other accrued liabilities”) and $118 million as long-term (“Other long-term obligations”) in the accompanying consolidated balance sheets, based on the time until expected payment. A cumulative effect adjustment to retained earnings was not required as a result of the implementation of FIN 48.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2008	2007

Gross unrecognized tax benefits at January 1	$77,328	$105,139
Gross increases — Prior period tax positions	25,391	14,423
Gross decreases — Prior period tax positions	(12,467)	(47,690)
Gross increases — Current period tax positions	13,058	13,220
Settlements with taxing authorities	(527)	(7,162)
Lapse in statutes of limitations	—	(602)

Gross unrecognized tax benefits at December 31	$102,783	$77,328

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $29 million and $24 million at December 31, 2008 and December 31, 2007, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. This policy did not change as a result of the adoption of FIN 48. The Company had $17 million and $11 million in interest related to unrecognized tax benefits accrued as of December 31, 2008 and December 31, 2007, respectively. No amounts were accrued for penalties as of either date. Income tax expense for the years ended December 31, 2008 and December 31, 2007 includes interest related to unrecognized tax benefits of $6 million and $7 million, respectively. For the year prior to adoption of FIN 48, income tax expense included amounts accrued for interest expense of $2 million for the year ended December 31, 2006.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the taxes paid in foreign jurisdictions are not material. As of December 31, 2008, the Company was no longer subject to examination of its U.S. federal income tax returns filed for years ended prior to 2003. While the IRS examination of the 2001 and 2002 tax years closed during the first quarter of 2007, the statute of limitations for assessing tax for such years has been extended in order for the Company to appeal issues related to a land sale transaction that were not agreed upon at the closure of the examination. The appeals discussions continue, and the Company has requested to enter into appeals mediation procedures with the IRS. Consequently, the Company believes that it is reasonably possible to settle these issues within the next twelve months. The IRS is currently examining the Company’s federal income tax returns for the 2003 and 2004 tax years and a subsidiary of the Company for the 2004 through 2006 tax years. Tax returns for subsequent years of the Company are also subject to examination. In addition, during the first quarter of 2009, the IRS initiated an examination of the federal income tax return of Mandalay Resort Group for the pre-acquisition year ended April 25, 2005. The statute of limitations for assessing tax for the Mandalay Resort Group federal income tax return for the year ended January 31, 2005 has been extended but such return is not currently under examination by the IRS.

As of December 31, 2008, the Company was no longer subject to examination of its various state and local tax returns filed for years ended prior to 2003. A Mandalay Resort Group subsidiary return for the pre-acquisition year ended April 25, 2005 is under examination by the City of Detroit. During the first quarter of 2008, the state of Mississippi settled an examination of returns filed by subsidiaries of MGM MIRAGE and Mandalay Resort Group for the 2004 through 2006 tax years. This settlement resulted in a payment of additional taxes and interest of less than $1 million. No other state or local income tax returns of the Company are currently under exam.

The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits at December 31, 2008 may decrease by a range of $0 to $2 million within the next twelve months, primarily on the expectation that the appeal of the 2001 and 2002 tax year issues may close during such period. As of December 31, 2007, the Company believed that it was reasonably possible that the amount of unrecognized tax benefits at such date may decrease by a range of $0 to $8 million during the year ended December 31, 2008, primarily on the expectation that the appeal of the 2001 and 2002 tax year issues would close and various statutes of limitation would lapse during 2008. However, the appeal did not close during 2008 and the Company increased the amount of certain other unrecognized tax benefits during 2008 based upon a reassessment of the measurement of such tax benefits during the year.

NOTE 13 —	COMMITMENTS AND CONTINGENCIES

Leases.  The Company leases real estate and various equipment under operating and, to a lesser extent, capital lease arrangements. Certain real estate leases provide for escalation of rent based upon a specified price index and/or based upon periodic appraisals.

At December 31, 2008, the Company was obligated under non-cancelable operating leases and capital leases to make future minimum lease payments as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)

Years ending December 31,
2009	$13,626	$1,887
2010	10,844	1,859
2011	8,974	1,670
2012	7,901	1,204
2013	5,884	37
Thereafter	44,052	—

Total minimum lease payments	$91,281	6,657

Less: Amounts representing interest		(212)

Total obligations under capital leases		6,445
Less: Amounts due within one year		(1,685)

Amounts due after one year		$4,760

The current and long-term obligations under capital leases are included in “Other accrued liabilities” and “Other long-term obligations,” respectively, in the accompanying consolidated balance sheets. Rental expense for operating leases, including rental expense of discontinued operations, was $29 million for December 31, 2008 and $36 million for each of the years ended December 31, 2007 and 2006.

Mashantucket Pequot Tribal Nation.  The Company entered into a series of agreements to implement a strategic alliance with the Mashantucket Pequot Tribal Nation (“MPTN”), which owns and operates Foxwoods Casino Resort in Mashantucket, Connecticut. The Company and MPTN have formed a jointly owned company — Unity Gaming, LLC — to acquire or develop future gaming and non-gaming enterprises. Under certain circumstances, the Company will provide a loan of up to $200 million to finance a portion of MPTN’s investment in joint projects.

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

CityCenter completion guarantee.  As discussed in Note 8, the Company and Infinity World have entered into partial completion guarantees in conjunction with the CityCenter credit facility. The partial completion guarantees provide for additional contingent funding of construction costs in the event such funding is necessary to complete the project, up to a maximum amount of $600 million from each partner. During the fourth quarter of 2008, the Company recorded a liability of $205 million, classified as “Other long-term obligations” in the accompanying consolidated balance sheets, equal to the fair value of its partial completion guarantee in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Other guarantees.  The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At December 31, 2008, the Company had provided $92 million of total letters of credit, including $50 million to support bonds issued by the Economic Development Corporation of the City of Detroit, which are recorded as a liability of the Company. Though not subject to a letter of credit, the Company has an agreement with the Nevada Gaming Control Board to maintain $120 million of availability under its senior credit facility to support normal bankroll requirements at the Company’s Nevada operations. Due to the fact that the Company borrowed the remaining available funds under its senior credit facility after December 31, 2008 as described in Note 2, the Company has established separate bank accounts to hold a minimum of $120 million to support its obligation under the bankroll requirements.

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

The Nevada Department of Taxation (the “Department”) filed a petition for rehearing, which the Nevada Supreme Court announced in July 2008 it would not grant. As of December 31, 2008, the Company had not recorded income related to this matter because the refund claims are subject to audit and it is unclear whether the Department will pursue alternative legal theories in connection with certain issues raised in the Supreme Court case in any audit of the refund claims. However, the Company is claiming the exemption on sales and use tax returns for periods after February 2008 in light of the Nevada Supreme Court decision.

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

Stock repurchases.  Share repurchases are only conducted under repurchase programs approved by the Board of Directors and publicly announced. At December 31, 2008, the Company had 20 million shares available for repurchase under the May 2008 authorization. Share repurchase activity was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

July 2004 authorization (8 million and 6.5 million shares purchased)	$—	$659,592	$246,892
December 2007 authorization (18.1 million and 1.9 million shares purchased)	1,240,856	167,173	—

	$1,240,856	$826,765	$246,892

Average price of shares repurchased	$68.36	$83.92	$37.98

NOTE 15 —	STOCK-BASED COMPENSATION

Information about the Company’s share-based awards.  The Company adopted an omnibus incentive plan in 2005 which, as amended, allows it to grant stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards to eligible directors, officers and employees of the Company and its subsidiaries. The plans are administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has discretion under the omnibus plan regarding which type of awards to grant, the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:

•	As amended, the omnibus plan allows for the issuance of up to 35 million (20 million prior to an August 2008 amendment) shares or share-based awards;
•	For stock options and SARs, the exercise price of the award must be at least equal to the fair market value of the stock on the date of grant and the maximum term of such an award is 10 years.

Stock options and SARs granted under all plans generally have terms of either seven or ten years, and in most cases vest in either four or five equal annual installments. RSUs granted vest ratably over 4 years. The Company’s practice is to issue new shares upon exercise or vesting of awards.

Exchange offer.  In September 2008, the Company offered certain eligible employees an opportunity to exchange certain outstanding stock options and SARs for RSUs which provide a right to receive one share of common stock for each RSU. The exchange offer expired in October 2008. The number of RSUs to be granted in the exchange offer was based on an exchange ratio for each grant determined by the Committee. The total number of stock options and SARs eligible to be exchanged was approximately 4.7 million, of which approximately 4.2 million were exchanged for a total of approximately 0.7 million RSUs. On the date of the exchange, the estimated fair value of the RSUs did not exceed the estimated fair value of the exchanged stock options and SARs calculated immediately prior to the exchange. Therefore, the Company will not record additional expense related to the exchange and the unamortized compensation related to the exchanged stock options and SARs will continue to be amortized to expense ratably over the remaining life of the new RSUs. The RSUs granted in the exchange offer will vest on the same dates that the underlying stock options and SARs would have otherwise vested, except that no RSUs will vest prior to July 1, 2009. All exchanged stock options and SARs which have vested, or would have vested, before July 1, 2009 were replaced by RSUs that vest on July 1, 2009.

Activity under share-based payment plans.  As of December 31, 2008, the aggregate number of share-based awards available for grant under the omnibus plan was 17.6 million. A summary of activity under the Company’s share-based payment plans for the twelve months ended December 31, 2008 is presented below:

Stock options and stock appreciation rights

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Term	($000’s)

Outstanding at January 1, 2008	26,674	$31.90
Granted	4,952	35.60
Exercised	(888)	16.08
Exchanged	(4,235)	68.06
Forfeited or expired	(1,293)	34.91

Outstanding at December 31, 2008	25,210	26.98	4.02	$7,348

Vested and expected to vest at December 31, 2008	24,938	26.96	4.75	$7,348

Exercisable at December 31, 2008	16,301	23.34	3.60	$7,348

As of December 31, 2008, there was a total of $54 million of unamortized compensation related to stock options and SARs expected to vest, which is expected to be recognized over a weighted-average period of 1.9 years. The following table includes additional information related to stock options and SARs:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Intrinsic value of stock options and SARs exercised	$33,342	$339,154	$166,257
Income tax benefit from stock options and SARs exercised	10,494	114,641	56,351
Proceeds from stock option exercises	14,116	97,792	89,113

Restricted stock units

During the fourth quarter of 2008, the Company issued RSUs for 0.7 million shares as part of the exchange offer discussed above and granted additional RSUs for 0.4 million shares to certain eligible employees.

		Weighted
		Average
	Shares	Grant-Date
	(000’s)	Fair Value

Nonvested at January 1, 2008	—	$—
Granted in exchange offer	699	18.90
Granted	386	19.00
Vested	—	—
Forfeited	(31)	19.00

Nonvested at December 31, 2008	1,054	18.93

As of December 31, 2008, there was a total of $73 million of unamortized compensation related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years. $67 million of such unamortized compensation relates to the RSUs granted in the exchange. RSUs granted to corporate officers are subject to certain performance requirements determined by the Committee. Such performance requirements do not apply to RSUs granted in the exchange offer.

Recognition of compensation cost.  The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) on January 1, 2006 using the modified prospective method. The Company recognizes the estimated fair value of stock options and SARs granted under the Company’s omnibus plan based on the estimated fair value of these awards measured at the date of grant using the Black-Scholes model. For restricted stock units, compensation cost is calculated based on the fair market value of our stock on the date of grant. For stock options awards granted prior to adoption, the unamortized expense is being recognized on an accelerated basis, since this was the method used for disclosure purposes prior to the adoption of SFAS 123(R). For all awards granted after adoption, such expense is being recognized on a straight-line basis over the vesting period of the awards. Forfeitures are estimated at the time of grant, with such estimate updated periodically and with actual forfeitures recognized currently to the extent they differ from the estimate. The Company capitalizes stock-based compensation related to employees dedicated to construction activities. In addition, the Company charges CityCenter for stock-based compensation related to employees dedicated to CityCenter.

The following table shows information about compensation cost recognized:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Compensation cost:
Stock options and SARs	$37,766	$48,063	$71,386
Restricted stock and RSUs	4,652	—	3,038

Total compensation cost	42,418	48,063	74,424
Less: CityCenter reimbursed costs	(6,019)	(796)	—
Less: Compensation cost capitalized	(122)	(1,589)	(798)

Compensation cost recognized as expense	36,277	45,678	73,626
Less: Related tax benefit	(12,569)	(15,734)	(24,901)

Compensation expense, net of tax benefit	$23,708	$29,944	$48,725

Compensation cost for stock options and SARs was based on the estimated fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006

Expected volatility	50%	32%	33%
Expected term	4.6 years	4.1 years	4.1 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.7%	4.4%	4.9%
Forfeiture rate	3.5%	4.6%	4.6%
Weighted-average fair value of options granted	$14.49	$25.93	$14.50

Expected volatility is based in part on historical volatility and in part on implied volatility based on traded options on the Company’s stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

NOTE 16 —	EMPLOYEE BENEFIT PLANS

Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $192 million in 2008, $194 million in 2007 and $189 million in 2006 under such plans. The plans’ sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any.

The Company is self-insured for most health care benefits for its non-union employees. The liability for claims filed and estimates of claims incurred but not reported — $22 million and $25 million at December 31, 2008 and 2007, respectively — is included in “Other accrued liabilities” in the accompanying consolidated balance sheets.

The Company has retirement savings plans under Section 401(k) of the Internal Revenue Code for eligible employees. The plans allow employees to defer, within prescribed limits, up to 30% of their income on a pre-tax basis through contributions to the plans. The Company matches, within prescribed limits, a portion of eligible employees’ contributions. In the case of certain union employees, the Company contributions to the plan are based on hours worked. The Company recorded charges for 401(k) contributions of $25 million in 2008 and $27 million in 2007 and 2006.

The Company maintains nonqualified deferred retirement plans for certain key employees. The plans allow participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax deferred earnings, plus investment earnings on the deferred balances, as a deferred tax savings. Through December 31, 2008 participants earned a Company match of up to 4% of salary, net of any Company match received under the Company’s 401(k) plan. All employee deferrals vest immediately. The Company matching contributions vest ratably over a three-year period. The Company recorded charges for matching contributions of $1 million in 2008 and 2007, and $2 million in 2006.

The Company also maintains nonqualified supplemental executive retirement plans (“SERP”) for certain key employees. Until September 30, 2008, the Company made quarterly contributions intended to provide a retirement benefit that is a fixed percentage of a participant’s estimated final five-year average annual salary, up to a maximum of 65%. Company contributions and investment earnings on the contributions are tax-deferred and accumulate as deferred tax savings. Employees do not make contributions under these plans. A portion of the Company contributions and investment earnings thereon vest after three years of SERP participation and the remaining portion vests after both five years of SERP participation and 10 years of continuous service. The Company recorded expense under this plan of $4 million in 2008 and $7 million in 2007 and 2006.

Pursuant to the amendments of the nonqualified deferred retirement plans and SERP plans during 2008, and consistent with certain transitional relief provided by the Internal Revenue Service pursuant to rules governing nonqualified deferred compensation, the Company permitted participants under the plans to make a one-time election to receive, without penalty, all or a portion of their respective vested account balances. Based on elections made, the Company made payments to participants of $62 million subsequent to December 31, 2008. In addition, the Company made payments of $57 million to participants in 2008 related to previous versions of these plans that were terminated during the year.

NOTE 17 —	PROPERTY TRANSACTIONS, NET

Property transactions, net consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Goodwill and other indefinite-lived intangible assets impairment charge	$1,179,788	$—	$—
Other write-downs and impairments	52,170	33,624	40,865
Demolition costs	9,160	5,665	348
Insurance recoveries	(9,639)	(217,290)	(86,016)
Other net (gains) losses on asset sales or disposals	(20,730)	(8,312)	3,823

	$1,210,749	$(186,313)	$(40,980)

See discussion of goodwill and other indefinite-lived intangible assets impairment charge in Note 9. Other write-downs and impairments in 2008 included $30 million related to land and building assets of Primm Valley Golf Club. The 2008 period also includes demolition costs associated with various room remodel projects and a gain on the sale of an aircraft of $25 million.

Write-downs and impairments in 2007 included write-offs related to discontinued construction projects and a write-off of the carrying value of the Nevada Landing building assets due to its closure in March 2007. The 2007 period also includes demolition costs primarily related to the Mandalay Bay room remodel.

Write-downs and impairments in 2006 included $22 million related to the write-off of the tram connecting Bellagio and Monte Carlo, including the stations at both resorts, in preparation for construction of CityCenter. Other impairments related to assets being replaced in connection with several capital projects.

Insurance recoveries in 2008 related to the insurance recoveries received related to property damage from the Monte Carlo fire in excess of the book value of the damaged assets and post-fire costs incurred. Insurance recoveries in 2007 and 2006 related to the insurance recoveries received related to property damage from Hurricane Katrina in excess of the book value of the damaged assets and post-storm costs incurred.

NOTE 18 —	RELATED PARTY TRANSACTIONS

The Company and CityCenter have entered into agreements whereby the Company will be responsible for oversight and management of the design, planning, development and construction of CityCenter and will manage the operations of CityCenter for a fee upon completion of construction. The Company is being reimbursed for certain costs in performing the development services. During the years ended December 31, 2008 and 2007, the Company incurred $46 million and $5 million, respectively of costs reimbursable by the joint venture, primarily for employee compensation and certain allocated costs. As of December 31, 2008, CityCenter owes the Company $5 million for unreimbursed development services costs.

Borgata leases 10 acres from the Company on a long-term basis for use in its current operations and for its expansion, and nine acres from the Company on a short-term basis for surface parking. Total payments received from Borgata under these lease agreements were $6 million in each of the years ended December 31, 2008, 2007 and 2006.

The Company paid legal fees to a firm that was affiliated with the Company’s general counsel. Payments to the firm totaled $10 million, $11 million, and $8 million for the years ended December 31, 2008, 2007, and 2006, respectively. At December 31, 2008 and 2007, the Company owed the firm $4 million and $3 million, respectively.

The Company has occasionally chartered aircraft from its majority shareholder, Tracinda, and pays Tracinda at market rates. No payments were made to Tracinda in 2008 or 2007. Payments to Tracinda for the use of its aircraft totaled $2 million for the year ended December 31, 2006.

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

The Company’s subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, and the senior and senior subordinated notes of the Company and its subsidiaries. Separate condensed consolidating financial statement information for the subsidiary guarantors and non-guarantors as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 is as follows:

	At December 31, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)

Balance Sheet
Current assets	$126,009	$1,346,094	$60,927	$—	$1,533,030
Property and equipment, net	—	15,564,669	736,457	(11,972)	16,289,154
Investments in subsidiaries	18,920,844	625,790	—	(19,546,634)	—
Investments in and advances to unconsolidated affiliates	—	4,389,058	253,807	—	4,642,865
Other non-current assets	194,793	500,717	114,157	—	809,667

	$19,241,646	$22,426,328	$1,165,348	$(19,558,606)	$23,274,716

Current liabilities	$1,683,932	$1,282,641	$36,003	$—	$3,002,576
Intercompany accounts	(1,501,070)	1,451,897	49,173	—	—
Deferred income taxes	3,441,198	—	—	—	3,441,198
Long-term debt	11,320,620	692,332	403,600	—	12,416,552
Other long-term obligations	322,605	66,642	50,782	—	440,029
Stockholders’ equity	3,974,361	18,932,816	625,790	(19,558,606)	3,974,361

	$19,241,646	$22,426,328	$1,165,348	$(19,558,606)	$23,274,716

	For The Year Ended December 31, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)

Statement of Operations
Net revenues	$—	$6,623,068	$585,699	$—	$7,208,767
Equity in subsidiaries earnings	(262,825)	49,450	—	213,375	—
Expenses:
Casino and hotel operations	14,173	3,688,837	331,364	—	4,034,374
General and administrative	9,485	1,160,754	108,262	—	1,278,501
Corporate expense	13,869	94,958	452	—	109,279
Preopening and start-up expenses	—	22,924	135	—	23,059
Restructuring costs	—	443	—	—	443
Property transactions, net	—	1,204,721	6,028	—	1,210,749
Depreciation and amortization	—	724,556	53,680	—	778,236

	37,527	6,897,193	499,921	—	7,434,641

Income from unconsolidated affiliates	—	84,942	11,329	—	96,271

Operating income	(300,352)	(139,733)	97,107	213,375	(129,603)
Interest expense, net	(517,971)	(58,468)	(16,327)	—	(592,766)
Other, net	140,968	(61,466)	(26,121)	—	53,381

Income (loss) from continuing operations before income taxes	(677,355)	(259,667)	54,659	213,375	(668,988)
Provision for income taxes	(177,931)	(3,158)	(5,209)	—	(186,298)

Income (loss) from continuing operations	(855,286)	(262,825)	49,450	213,375	(855,286)

Net income (loss)	$(855,286)	$(262,825)	$49,450	$213,375	$(855,286)

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(982,489)	$1,658,238	$77,283	$—	$753,032
Net cash provided by (used in) investing activities	—	(1,970,738)	(4,721)	(5,981)	(1,981,440)
Net cash provided by (used in) financing activities	962,756	230,120	(76,775)	5,981	1,122,082

	At December 31, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)

Balance Sheet
Current assets	$81,379	$983,836	$60,600	$—	$1,125,815
Property and equipment, net	—	16,091,836	791,034	(11,972)	16,870,898
Investments in subsidiaries	19,169,892	484,047	—	(19,653,939)	—
Investments in and advances to unconsolidated affiliates	—	2,224,429	258,298	—	2,482,727
Other non-current assets	244,857	1,892,685	110,704	—	2,248,246

	$19,496,128	$21,676,833	$1,220,636	$(19,665,911)	$22,727,686

Current liabilities	$459,968	$1,217,506	$47,213	$—	$1,724,687
Intercompany accounts	125,094	(396,080)	270,986	—	—
Deferred income taxes	3,416,660	—	—	—	3,416,660
Long-term debt	9,347,527	1,467,152	360,550	—	11,175,229
Other long-term obligations	86,176	209,554	54,677	—	350,407
Stockholders’ equity	6,060,703	19,178,701	487,210	(19,665,911)	6,060,703

	$19,496,128	$21,676,833	$1,220,636	$(19,665,911)	$22,727,686

	For The Year Ended December 31, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)

Net revenues	$—	$7,204,278	$487,359	$—	$7,691,637
Equity in subsidiaries earnings	2,982,008	34,814	—	(3,016,822)	—
Expenses:
Casino and hotel operations	14,514	3,738,593	274,451	—	4,027,558
General and administrative	11,455	1,167,233	73,264	—	1,251,952
Corporate expense	35,534	158,359	—	—	193,893
Preopening and start-up expenses	731	28,264	63,110	—	92,105
Property transactions, net	—	(186,313)	—	—	(186,313)
Gain on CityCenter transaction	—	(1,029,660)	—	—	(1,029,660)
Depreciation and amortization	1,497	667,015	31,822	—	700,334

	63,731	4,543,491	442,647	—	5,049,869

Income from unconsolidated affiliates	—	222,162	—	—	222,162

Operating income	2,918,277	2,917,763	44,712	(3,016,822)	2,863,930
Interest expense, net	(599,178)	(86,473)	(5,482)	—	(691,133)
Other, net	575	(14,890)	(54)	—	(14,369)

Income from continuing operations before income taxes	2,319,674	2,816,400	39,176	(3,016,822)	2,158,428
Provision for income taxes	(731,456)	(22,065)	(4,362)	—	(757,883)

Income from continuing operations	1,588,218	2,794,335	34,814	(3,016,822)	1,400,545
Discontinued operations	(3,799)	187,673	—	—	183,874

Net income	$1,584,419	$2,982,008	$34,814	$(3,016,822)	$1,584,419

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(1,098,889)	$2,008,888	$84,417	$—	$994,416
Net cash provided by (used in) investing activities	—	621,727	(407,745)	(4,681)	209,301
Net cash provided by (used in) financing activities	1,108,286	(2,675,119)	321,615	4,681	(1,240,537)

	For The Year Ended December 31, 2006
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)

Statement of Operations
Net revenues	$—	$6,714,659	$461,297	$—	$7,175,956
Equity in subsidiaries earnings	1,777,144	167,262	—	(1,944,406)	—
Expenses:
Casino and hotel operations	19,251	3,444,697	251,109	—	3,715,057
General and administrative	20,713	1,092,061	56,497	—	1,169,271
Corporate expense	40,151	121,356	—	—	161,507
Preopening and start-up expenses	523	32,526	3,313	—	36,362
Restructuring costs	—	1,035	—	—	1,035
Property transactions, net	10,872	(51,853)	1	—	(40,980)
Depreciation and amortization	2,398	611,045	16,184	—	629,627

	93,908	5,250,867	327,104	—	5,671,879

Income from unconsolidated affiliates	—	218,063	36,108	—	254,171

Operating income	1,683,236	1,849,117	170,301	(1,944,406)	1,758,248
Interest income (expense), net	(708,902)	(40,407)	140	—	(749,169)
Other, net	(1,978)	(29,962)	787	—	(31,153)

Income from continuing operations before income taxes	972,356	1,778,748	171,228	(1,944,406)	977,926
Provision for income taxes	(312,288)	(25,676)	(3,966)	—	(341,930)

Income from continuing operations	660,068	1,753,072	167,262	(1,944,406)	635,996
Discontinued operations	(11,804)	24,072	—	—	12,268

Net income	$648,264	$1,777,144	$167,262	$(1,944,406)	$648,264

Statement of Cash Flows
Net cash provided by (used in) operating activities	$(896,346)	$1,974,375	$153,923	$—	$1,231,952
Net cash provided by (used in) investing activities	5,300	(1,359,878)	(283,241)	(4,608)	(1,642,427)
Net cash provided by (used in) financing activities	874,485	(503,801)	134,732	4,608	510,024

NOTE 20 —	SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share amounts)

2008
Net revenues	$1,893,391	$1,905,333	$1,785,531	$1,624,512	$7,208,767
Operating income (loss)	341,288	333,784	241,557	(1,046,232)	(129,603)
Income (loss) from continuing operations	118,346	113,101	61,278	(1,148,011)	(855,286)
Net income (loss)	118,346	113,101	61,278	(1,148,011)	(855,286)
Basic income (loss) per share:
Income (loss) from continuing operations	$.41	$.41	$.22	$(4.15)	$(3.06)
Net income (loss)	.41	.41	.22	(4.15)	(3.06)
Diluted income (loss) per share:
Income (loss) from continuing operations	$.40	$.40	$.22	$(4.15)	$(3.06)
Net income (loss)	.40	.40	.22	(4.15)	(3.06)

2007
Net revenues	$1,929,435	$1,936,416	$1,897,070	$1,928,716	$7,691,637
Operating income	445,133	468,973	464,613	1,485,211	2,863,930
Income from continuing operations	163,010	182,898	183,863	870,774	1,400,545
Net income	168,173	360,172	183,863	872,211	1,584,419
Basic income per share:
Income from continuing operations	$.57	$.64	$.65	$2.96	$4.88
Net income	.59	1.27	.65	2.96	5.52
Diluted income per share:
Income from continuing operations	$.55	$.62	$.62	$2.85	$4.70
Net income	.57	1.22	.62	2.85	5.31

Because income per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

As discussed in Note 9, the Company recorded a $1.18 billion impairment charge related to goodwill and indefinite-lived intangible assets recognized in the Mandalay acquisition in 2005. The impairment was recorded in the fourth quarter of 2008, and resulted in a $4.25 impact on fourth quarter 2008 diluted loss per share and a $4.20 impact on full year 2008 diluted loss per share.

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

MGM MIRAGE

By:	/s/ James J. Murren
James J. Murren, Chairman, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Daniel J. D’Arrigo
Daniel J. D’Arrigo, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Robert C. Selwood
Robert C. Selwood, Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: March 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Murren James J. Murren	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 17, 2009

/s/ Robert H. Baldwin Robert H. Baldwin	Chief Construction and Design Officer and Director	March 17, 2009

/s/ Gary N. Jacobs Gary N. Jacobs	Executive Vice President, General Counsel, Secretary and Director	March 17, 2009

/s/ Willie D. Davis Willie D. Davis	Director	March 17, 2009

/s/ Kenny G. Guinn Kenny G. Guinn	Director	March 17, 2009

/s/ Alexander M. Haig, Jr. Alexander M. Haig, Jr.	Director	March 17, 2009

/s/ Alexis M. Herman Alexis M. Herman	Director	March 17, 2009

/s/ Roland Hernandez Roland Hernandez	Director	March 17, 2009

Signature	Title	Date

/s/ Kirk Kerkorian Kirk Kerkorian	Director	March 17, 2009

/s/ Anthony Mandekic Anthony Mandekic	Director	March 17, 2009

/s/ Rose McKinney-James Rose McKinney-James	Director	March 17, 2009

/s/ Daniel J. Taylor Daniel J. Taylor	Director	March 17, 2009

/s/ Melvin B. Wolzinger Melvin B. Wolzinger	Director	March 17, 2009

MGM MIRAGE

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

				Deductions
	Balance at	Provision for	Write-offs	Related to	Balance at
	Beginning of	Doubtful	net of	Discontinued	End of
Description	Period	Accounts	Recoveries	Operations	Period

Allowance for Doubtful Accounts
Year Ended December 31, 2008	$85,924	$80,293	$(66,611)	$—	$99,606
Year Ended December 31, 2007	90,024	32,910	(37,010)	—	85,924
Year Ended December 31, 2006	77,270	47,950	(34,658)	(538)	90,024