Form 10-K/A
period 2008-12-31
MGM MIRAGE
filed 2009-04-24
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2008 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2008) was $4.2 billion. As of April 17, 2009, 276,557,345 shares of Registrant’s Common Stock, $.01 par value, were outstanding.

EXPLANATORY NOTE
     This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of MGM MIRAGE (“MGM MIRAGE,” the “Registrant” or the “Company” and together with our subsidiaries may also be referred to as “we,” “us” or “our.” ) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2009 (the “Original Form 10-K”).
     This Amendment No. 1 is being filed solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Form 10-K or incorporated by reference from the Company’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Original Form 10-K. As of the date of this Amendment No. 1, the Company does not intend to file a definitive proxy statement containing the information required in Part III within such 120-day period. Accordingly, the Company is filing this Amendment No. 1 to include such omitted information as part of the Original Form 10-K.
     This Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page and the certifications required to be filed as exhibits to this Amendment No. 1.

i

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Directors and Executive Officers
The following table sets forth, as of April 20, 2009, the name, age and position of each of our executive officers and Directors. Executive officers are elected by, and serve at the pleasure of, our Board of Directors. Directors are elected by our stockholders and serve until the next annual meeting of stockholders or until his or her respective successor is elected and qualified or until his or her earlier resignation or removal.

Name	Age	Position
James J. Murren	47	Chairman, Chief Executive Officer, Chief Operating Officer, and President
Robert H. Baldwin	58	Chief Design and Construction Officer and Director
Gary N. Jacobs	63	Executive Vice President, General Counsel, Secretary and Director
Aldo Manzini	45	Executive Vice President and Chief Administrative Officer
Daniel J. D’Arrigo	40	Executive Vice President and Chief Financial Officer
Robert C. Selwood	54	Executive Vice President and Chief Accounting Officer
Alan Feldman	50	Senior Vice President—Public Affairs
Phyllis A. James	57	Senior Vice President and Senior Counsel
John McManus	42	Senior Vice President, Assistant General Counsel and Assistant Secretary
Shawn T. Sani	43	Senior Vice President—Taxes
Cathryn Santoro	41	Senior Vice President and Treasurer
Willie D. Davis	74	Director
Kenny C. Guinn	72	Director
Alexander M. Haig, Jr.	84	Director
Alexis Herman	61	Director
Roland Hernandez	51	Director
Kirk Kerkorian	91	Director
Anthony Mandekic	68	Director
Rose McKinney-James	57	Director
Daniel J. Taylor	52	Director
Melvin B. Wolzinger	88	Director
     Mr. Murren has served as Chairman and Chief Executive Officer of the Company since December 2008 and as President since December 1999. He has served as Chief Operating Officer since August 2007. He was Chief Financial Officer from January 1998 to August 2007 and Treasurer from November 2001 to August 2007. Mr. Murren has served as a Director of MGM MIRAGE since 1998. He is also a Director of Delta Petroleum Corporation.
     Mr. Baldwin has served as Chief Design and Construction Officer since August 2007. He served as Chief Executive Officer of Mirage Resorts from June 2000 to August 2007 and President and Chief Executive Officer of Bellagio, LLC from June 1996 to March 2005. Mr. Baldwin has served as a Director of MGM MIRAGE since 2000.
     Mr. Jacobs has served as Executive Vice President and General Counsel of the Company since June 2000 and as Secretary since January 2002. Mr. Jacobs has served as a Director of MGM MIRAGE since 2000. He is also a Director and Secretary and a member of the Executive Committee, Nominating Committee, Securities Investment Committee and Strategic Options Committee of the InterGroup Corporation.
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
     Mr. Davis has served as President and director of All-Pro Broadcasting, Inc., an AM and FM radio broadcasting company, for more than the past five years. Mr. Davis has served as a Director of MGM MIRAGE since 1989.
     Mr. Guinn served as Governor of the State of Nevada from 1999 through 2006. He is Chairman of the Board of Directors and a member of the Audit Committee of Service 1st Bank of Nevada. Mr. Guinn has served as a Director of MGM MIRAGE since 2007.
     Mr. Haig has served as Chairman of Worldwide Associates, Inc., an international business advisory firm, for more than the past five years and as a consultant to the Company since 1990. Mr. Haig has served as a Director of MGM MIRAGE since 1990.
     Ms. Herman has served as Chair and Chief Executive Officer of New Ventures, a corporate consulting company, for more than the past five years. Ms. Herman is a Director, member of the Audit Committee and Chair of the Compensation Committee of Cummins Inc., and a Director, member of the Personnel Committee and Chair of the Governance Committee of Entergy Corp. and a Director and member of the Compensation Committee and Public Issues and Diversity Committee of Coca-Cola Corp. Ms. Herman has served as a Director of MGM MIRAGE since 2002.
     Mr. Hernandez served as Chairman and Chief Executive Officer of Telemundo Group, Inc., a Spanish-language television station company from August 1998 to December 2000 and as President and Chief Executive Officer of Telemundo Group, Inc. from March 1995 to August 1998. He is a Director, Chairman of the Audit Committee and a member of the Finance Committee of The Ryland Group; the Presiding Director and member of the Audit Committee, Nominating Committee and Corporate Governance Committee of Vail Resorts, Inc.; a Director of Lehman Brothers Holdings Inc.; and a Director and member of the Nominating Committee of Sony Corporation. Mr. Hernandez has served as a Director of MGM MIRAGE since 2002.
     Mr. Kerkorian has been the Chief Executive Officer, President and sole Director and shareholder of Tracinda Corporation, a Nevada corporation and 53.8% stockholder of the Company, for more than the past five years. He has served as a Director of MGM MIRAGE since 1987.
     Mr. Mandekic has served as Secretary and Treasurer of Tracinda for more than the past five years. He has served as a Director of MGM MIRAGE since 2006.
     Ms. McKinney-James has been the Principal of Energy Works Consulting LLC, an energy consulting company, for more than the past five years and has been the Managing Principal of McKinney James & Associates since 2003. She was a Director of Mandalay Resort Group from 1999 until April 2005. She is a Director and member of the Audit Committee and the Governance Committee of Employers Holdings, Inc. and a Director of Toyota Financial Savings Bank and of MGM Grand Detroit, LLC, a subsidiary of the Company. Ms. McKinney-James has served as a Director of MGM MIRAGE since 2005.

     Mr. Taylor has served as an executive of Tracinda since 2007. He served as President of Metro-Goldwyn-Mayer Inc. (“MGM Studios”) from April 2005 to January 2006 and as Senior Executive Vice President and Chief Financial Officer of MGM Studios from June 1998 to April 2005. He is a Director and member of the Audit Committee and the Nominating and Governance Committee of Delta Petroleum Corporation. Mr. Taylor has served as a Director of MGM MIRAGE since 2007.
     Mr. Wolzinger has been the principal owner of various privately held restaurants and gaming establishments in Las Vegas for more than the past five years. He is a Director of Colonial Bank. Mr. Wolzinger has served as a Director of MGM MIRAGE since 2000.
     On September 3, 2008, without admitting or denying the findings of the SEC, Tracinda consented to the entry of an administrative order by the SEC pursuant to Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC found that Tracinda’s failure to disclosue a plan to sell 28 million shares of General Motors Corporation stock in a November 22, 2006 Schedule 13D amendment and its statement that it might acquire additional shares constituted violations of Section 13(d)2 of the Exchange Act and Rules 12b-20 and 13d-2(a) under the Exchange Act. No penalty was imposed pursuant to the order.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires the Company’s executive officers and directors to file reports of ownership of the Common Stock with the SEC. Executive officers and directors are required to furnish the Company with copies of all Section 16(a) forms that they file. Based upon a review of these filings and representations from the Company’s directors and executive officers that no other reports were required, the Company notes that all reports for the year ended December 31, 2008 were filed on a timely basis.
Corporate Governance Guidelines
     The Board of Directors has adopted corporate governance guidelines for the Company (“Guidelines”) setting forth the general principles governing the conduct of the Company’s business and the role, functions, duties and responsibilities of the Board of Directors, including, but not limited to such matters as (i) composition, (ii) membership criteria, (iii) orientation and continuing education, (iv) committees, (v) compensation, (vi) meeting procedures and (vii) annual evaluation. In addition to the foregoing, the Guidelines provide for management succession planning, communications with the Board and a code of conduct governing all directors, officers and certain employees of the Company. The Company believes that the Guidelines are in compliance with the listing standards adopted in 2003 by the New York Stock Exchange (the “Exchange”). The Guidelines are posted and maintained on the Company’s website at www.mgmmirage.com under the caption “Investor Relations — Investor Information — Corporate Governance — Corporate Governance Policies,” and a copy will be made available to any stockholder who requests it.
Code of Conduct
     The Board of Directors has adopted a Code of Business Conduct and Ethics and Conflict of Interest Policy (the “Code of Conduct”) that applies to all of the Company’s directors and officers and certain of its employees, including the chief executive officer, the chief financial officer and the chief accounting officer. In addition, the Code of Conduct applies to all personnel of the Company and its operating subsidiaries at the Vice President, division director or more senior level, and to all accounting and finance personnel, and those personnel serving in such other categories as the Company designates from time to time. The Code of Conduct establishes policies and procedures that the Board believes promote the highest standards of integrity, compliance with the law and personal accountability. The Company’s Code of Conduct and amendments and waivers thereto are posted on the Company’s website at www.mgmmirage.com under the caption “Investor Relations — Investor Information — Corporate Governance — Code of Business Conduct and Ethics and Conflict of Interest Policy” and is provided to all new directors, new officers and certain new employees and distributed annually to all directors, officers and certain employees of the Company, each of whom is required to acknowledge in writing his or her receipt and understanding thereof and agreement to adhere to the principles contained therein. Additionally, the Company will provide a copy of the Code of Conduct to any stockholder who requests it.

Audit Committee
     The current members of the Audit Committee are Roland Hernandez (Chair), Kenny C. Guinn, Alexis Herman and Rose McKinney-James. The Audit Committee’s responsibilities are described in a written charter adopted by the Board of Directors. The charter is posted on the Company’s website at www.mgmmirage.com under the caption “Investor Relations — Investor Information — Corporate Governance — Audit Committee.” The Audit Committee is responsible for providing independent, objective oversight of the Company’s financial reporting system. Amongst its various activities, the Audit Committee reviews:
1.	The adequacy of the Company’s internal controls and financial reporting process and the reliability of the Company’s financial statements;

2.	The independence and performance of the Company’s internal auditors and independent registered public accountants; and

3.	The Company’s compliance with legal and regulatory requirements.
     The Audit Committee also appoints the independent accountants; reviews with such firm the plan, scope and results of such audit, and the fees for the services performed; and periodically reviews their performance and independence from management.
     Under written guidelines adopted by the Board of Directors in connection with its Code of Conduct, the Audit Committee, or its designated member, is required to review reports of potential conflicts of interest involving directors, the management committee (which is comprised of James J. Murren (Chair), Robert H. Baldwin and Gary N. Jacobs), and to the extent not otherwise determined by the management committee, the other senior executives of the Company. With respect to such reports, it is the Audit Committee’s responsibility to determine whether a conflict exists and whether or not to waive the conflict. In determining whether a conflict of interest exists, the Audit Committee considers the materiality of the relationship between the third party and the Company pursuant to standards set forth in such written guidelines. In determining whether a conflict of interest should be waived, the Audit Committee considers the effectiveness of any safeguards that may be implemented, the feasibility of the individual’s recusal in matters that affect the Company and the third party, and the materiality of lost services for the Company that may result from the recusal.
     The Audit Committee meets regularly in open sessions with the Company’s management, independent accountants and internal auditors. In addition, the Audit Committee meets regularly in closed executive sessions with the Company’s management, independent accountants and internal auditors, and reports its findings to the full Board of Directors.
     The Board of Directors has determined that Mr. Guinn, Mr. Hernandez, Ms. Herman and Ms. McKinney-James meet the current independence and experience requirements of the Exchange’s listing standards. The Board of Directors has determined that each of the members of the Audit Committee is “financially literate” and that Mr. Hernandez qualifies as an “audit committee financial expert,” as defined in the Exchange’s listing standards and the Commission’s regulations. In addition, the Board of Directors has determined that the service of Mr. Hernandez on other audit committees, as described earlier in the description of his principal occupation and other directorships under “Our Directors and Executive Officers,” would not impair his ability to effectively serve on the Company’s Audit Committee. The Board of Directors will review such determination at its meeting following the Annual Meeting of Stockholders, when it makes committee assignments for the coming year.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
   Roles in Establishing Compensation
     Compensation Committee. The Compensation Committee is responsible for establishing, implementing and reviewing the compensation program for our employees, including the executive officers. The compensation for our Named Executives is presented in the tables that follow this Compensation Discussion and Analysis, beginning with the “Summary Compensation Table.” Our “Named Executives” in any fiscal year are defined as any person who served as our Chief Executive Officer or Chief Financial Officer, and our other three most highly compensated executive officers at the end of that fiscal year. Accordingly, in 2008, our Named Executives were James J. Murren, Daniel J. D’Arrigo, Robert H. Baldwin, Gary N. Jacobs, Aldo Manzini, and J. Terrence Lanni, who resigned as Chief Executive Officer in November 2008.
     The Compensation Committee recommends the executive compensation policy to our Board of Directors (the “Board”), determines compensation of our senior executives, determines the performance criteria and incentive awards to be granted pursuant to our Annual Performance-Based Incentive Plan and administers and approves granting of equity-based awards under our 2005 Omnibus Incentive Plan, as amended. The Compensation Committee’s authority and oversight extends to total compensation, including base salaries, bonuses, non-equity incentive awards, equity-based awards and other forms of compensation. The Compensation Committee’s authority is not delegated to others.
     The current members of the Compensation Committee are Anthony Mandekic (Chair), Willie D. Davis, Kenny C. Guinn, Daniel J. Taylor and Melvin B. Wolzinger. Each of the members of the Compensation Committee meets the current independence requirements of the Exchange’s listing standards.
     Executive Officers. In carrying out its functions, the Compensation Committee obtains recommendations from senior executives with respect to various elements of compensation, including, but not limited to, determining the employees — other than the management committee — to whom share-based awards are granted and the amount of compensation to be paid to such employees. The Compensation Committee consults with the senior executives to obtain performance results, legal and regulatory guidance, and market and industry data that may be relevant in determining compensation. In addition, the Compensation Committee consults with the Chief Executive Officer regarding our performance goals and the performance of our executive officers. Furthermore, the Chief Executive Officer meets with the Chair of the Compensation Committee and our lead director to discuss the Chief Executive Officer’s performance during the prior year, including with respect to strategic planning, geographical and market expansion, management of new operations, projects and investments, succession planning and interactions and working relations with the Board. Because Mr. Murren was appointed as the Chief Executive Officer in November 2008 following the resignation of Mr. Lanni, a review of Mr. Murren’s performance in his capacity as the Chief Executive Officer was not conducted in 2008 but will be conducted in 2009.
     Other than in connection with negotiating their respective employment agreements and other than with respect to consultation rights our Chief Executive Officer has in connection with determining the performance criteria and target bonus under our Annual Performance-Based Incentive Plan for Executive Officers (the “Incentive Plan”), the executive officers do not participate in determining the amount and type of compensation they are paid. Instead, the Compensation Committee’s assessment of the individual performance of the executive officers is based primarily on the Committee’s independent observation and judgment of the responsibilities, duties, performance and leadership skills of the executive officers as well as our overall performance.
     Outside Consultants. The Compensation Committee periodically engages outside consultants on various compensation-related matters. The Compensation Committee has the authority to engage the services of independent legal counsel and consultants to assist the committee in analyzing and reviewing the compensation policies, the elements of compensation, and the aggregate compensation for the executive officers. Recently, the Compensation Committee engaged outside consultants as follows:
•	During 2006, 2007 and 2008, Deloitte & Touche LLP was engaged by the Compensation Committee to perform certain agreed upon procedures in connection with the Compensation Committee’s review of the achievement of the financial goals set pursuant to the Annual Performance-Based Incentive Plan and the corresponding non-equity incentive awards payable to the Named Executives under such plan.

•	During 2008, Frederic W. Cook & Co., Inc. (“FW Cook”) was engaged by the Compensation Committee to assist the Compensation Committee in determining the appropriate strategy for implementing an exchange offer to employees to exchange certain out-of-the-money stock options and stock appreciation rights (“SARs”) for restricted stock units (“RSUs”) and to assist the Compensation Committee in adopting a policy for annual equity-based compensation for employees.

•	During 2008, Semley Brossy Consulting Group, LLC was engaged by the Compensation Committee to assist the Compensation Committee in determining the long-term and short-term compensation strategies for the non-management directors, including evaluating the appropriate peer group companies, the appropriate elements of compensation and the appropriate equity compensation.

•	During 2006 and 2007, Hewitt Associates LLC was engaged by the Compensation Committee to assist the Compensation Committee in determining the long-term and short-term compensation strategies for the executive officers, including evaluating the appropriate peer group companies, the appropriate performance measures, the appropriate elements of compensation and the appropriate equity compensation.

•	During 2007, Towers Perrin HR Services was engaged by the Compensation Committee to assist the Compensation Committee in assessing the competitiveness of our retirement programs and equity grants to the executive officers as compared to the executive officers of the peer group. In addition, Towers Perrin HR Services reviewed the MGM MIRAGE Hospitality Incentive Plan regarding its relative competitiveness. The MGM MIRAGE Hospitality Incentive Plan is a program limited to key executives of MGM MIRAGE Hospitality, our subsidiary, none of whom are Named Executives.
   Objectives of Our Compensation Program
     The Compensation Committee’s primary objectives in setting total compensation and the elements of compensation for each of the Named Executives are to:
•	Attract talented and experienced Named Executives and retain their services on a long-term basis;

•	Motivate the Named Executives to achieve our annual and long-term strategic goals;

•	Align the interests of the Named Executives with our interests and the interests of our stockholders;

•	Provide assurances of a minimum level of compensation while providing for a majority of the potential compensation to be dependent on the level of performance we achieve during the relevant year;

•	Motivate and reward the Named Executives in connection with ongoing management of development projects;

•	Motivate and reward the Named Executives in connection with negotiations of strategic partnerships;

•	Through incentive awards based on yearly performance as well as equity awards that vest over a period of time, encourage Named Executives to balance the management of long-terms risks and long-term performance with yearly performance; and

•	Ensure favorable tax treatment for us for such compensation.
   Certain Factors in Determining Compensation
     Employment Agreements. We have entered into employment agreements with each of our Named Executives, including a binding term sheet, in April 2009, which sets forth the principal terms of a new employment agreement with Mr. Murren, our Chief Executive Officer as of December 2008. The Compensation Committee believes these agreements are necessary to retain and ensure the continued availability of the Named Executives to develop and implement our strategic plans throughout the world including, for example, developing CityCenter on the Las Vegas Strip and MGM MIRAGE Hospitality LLC’s development projects. The employment agreements determine the annual base salaries and severance benefits for the Named Executives, in each case, as further described below.

     Annual Performance-Based Incentive Plan for Executive Officers. As further described below, the Compensation Committee adopts performance goals on an annual basis, including specific performance objectives, and establishes computation formulae or methods for determining each participant’s non-equity incentive award for that year under the Incentive Plan. Pursuant to the terms of his employment agreement, Mr. Murren has consultation rights with respect to determining the performance criteria and target annual bonus under our Annual Performance-Based Incentive Plan for Executive Officers. For fiscal 2009, Messrs. Murren, Baldwin, and Jacobs will be the sole Named Executives eligible to participate in the Incentive Plan. The Compensation Committee has no discretion to increase the amount of any participant’s award as determined by the formula, but even if the performance goals are met for any particular year the Compensation Committee may reduce or eliminate any participant’s award if it determines, in its sole and absolute discretion, that such a reduction or elimination is appropriate with respect to the participant’s performance or any other factors material to the goals, purposes, and administration of the Incentive Plan. In any case, no award to any individual under the plan may exceed $8,000,000 in any given year.
     In determining the threshold target and maximum non-equity incentive awards that should be paid to the participants, the Compensation Committee reviews our most recent results of operations, our performance in recent years relative to the corresponding performance measures, the participants’ individual performance, the compensation paid to the participants in the prior years, and, to a lesser extent, the compensation of executive officers at companies within the peer group described below.
     In addition, the Compensation Committee also considers the tax benefits of allocating a certain amount of total compensation as performance-based compensation rather than as base salary. Section 162(m) of the Internal Revenue Code disallows a tax deduction to public companies for compensation over $1 million paid to such company’s chief executive officer and its three other highest paid executive officers other than its chief financial officer. Qualifying performance-based compensation is not subject to the deduction limitation if certain requirements are met. Therefore, the Compensation Committee has determined that a majority of the potential compensation payable to the participants on an annual basis should be based on the achievement of qualified performance-based targets to ensure that, whenever possible, such compensation is tax deductible to us.
     Targeted Overall Compensation and Peer Group Review. In order to assess whether our compensation to the executive officers is fair, reasonable and competitive, the Compensation Committee periodically gathers data regarding compensation practices of other public and private companies in our industry. The relevant information for members of the peer group are gathered from publicly-available proxy data, which data generally reflects only the compensation paid by these companies in years prior to their disclosure. In determining the compensation for 2008, the Compensation Committee reviewed the compensation data of the following companies:
•	Boyd Gaming Corporation

•	Harrah’s Entertainment Inc.

•	Hilton Hotels Corporation

•	International Game Technology

•	Las Vegas Sands Corporation

•	Marriott International, Inc.

•	Starwood Hotels & Resorts Worldwide, Inc.

•	Wynn Resorts, Limited

     When reviewing the compensation of the Named Executives of the peer group, the Compensation Committee compared the market overlap, results of operations, stockholders’ equity and market capitalization of the peer group with ours. In addition, the Compensation Committee also reviewed the total compensation, as well as the amount and type of each element of such compensation, of the executive officers of the peer group with the compensation of our executive officers with comparable duties and responsibilities. The purpose of reviewing such data regarding the peer group was for the Compensation Committee to determine whether the compensation paid to the executive officers was generally competitive with that paid by the peer group companies to their executive officers. Because we strive to retain the Named Executives in our highly competitive industry, and because the Compensation Committee believes that we require the Named Executives to execute on average more complex and geographically diverse business operations than those required of the Named Executives of many of the other companies in the peer group, the Compensation Committee believes that the Named Executives should generally be compensated at the higher end of the range of the compensation paid by the peer group.
     Although the Compensation Committee believes that it is important to periodically review the compensation policies of the peer group, the Compensation Committee also believes that each company must adopt a compensation policy that incorporates the business objectives and culture of such company. Therefore, while the Compensation Committee reviews the data, including the total and type of compensation paid to executive officers, pertaining to the peer group companies to ensure that the compensation paid to the executive officers remains competitive, the Compensation Committee does not annually adjust the compensation paid to the executive officers based on the compensation policies or activities of the companies in the peer group.
   Elements of Compensation
     Base Annual Compensation. The Named Executives’ respective employment agreements provide for annual base salaries as described under “Certain Factors in Determining Compensation — Employment Agreements” and “Summary Compensation Table.” In connection with finalizing the employment agreements (including any amendments to such agreements) with the Named Executives, including the binding term sheet setting forth the terms of Mr. Murren’s new employment agreement, the Compensation Committee approved the annual base salaries set forth in such agreements that it believed would be required to retain the services of the Named Executives for the term of the employment agreements and to reflect the minimum annual compensation that is appropriate for each of them based on their past and anticipated contributions to our business. In addition, Mr. Murren’s annual base salary was increased to $2,000,000 from $1,500,000 because of the additional duties and responsibilities attendant to his appointment as Chief Executive Officer and the value and importance of the service that he will provide in the future.
     Non-Equity Incentive Awards. Non-equity incentive awards under the Incentive Plan, when appropriate, are determined by the Compensation Committee after the end of the fiscal year. Only individuals who (a) at any time during the taxable year, served as the chief executive officer or acted in such capacity, or (b) is among the four highest compensated executive officers and are designated by the Compensation Committee may participate in the Incentive Plan.
     Within 90 days of the beginning of each calendar year, the Compensation Committee establishes performance goals, including specific performance objectives based on our financial performance targets approved by the Board and computation formulae or methods for determining each participant’s non-equity incentive award under the Incentive Plan for that year. For 2008, the Compensation Committee established performance objectives and a non-equity incentive award pool based on a percentage of “pretax net income.” For 2009, the Compensation Committee established performance objectives based on a percentage of “EBITDA.” As defined by the Compensation Committee for 2008, pretax net income consisted of consolidated net income before taxes, less nonrecurring items, including gains or losses from the sale of discontinued operations and certain asset write-downs. The Compensation Committee also considered whether the budget for the previous year was reasonable and whether our performance expectations had been achieved. The Compensation Committee then set the minimum performance measure to be achieved in order for non-equity incentive awards to be available under the Incentive Plan and, with respect to 2008, the percentage of the pool payable to each participant if the target performance measure is met or, with respect to 2009, the target non-equity incentive grants to be earned.
     For 2008, the Compensation Committee determined that, in order for any grant to be earned under the plan, the minimum performance measure during 2008 must have been at least $830,520,000 (70% of the projected pretax net income). Pursuant to the Incentive Plan, at or after the end of each calendar year, the Compensation Committee is required to certify in writing whether the pre-established performance goals and objectives were satisfied for that year. For 2008, the Compensation Committee performed this step in March 2009. In 2008, the minimum performance measure set by the Compensation Committee was not met. Based on that factor and pursuant to the Incentive Plan, no non-equity incentive awards were awarded under the Incentive Plan. In addition, no discretionary non-equity bonuses were awarded to the Named Executives for 2008.

     For 2009, the Compensation Committee has determined that, in order for any annual non-equity incentive award to be earned under the Incentive Plan, the minimum EBITDA during 2009 must be at least 70% of the targeted EBITDA for 2009 discussed with management and approved by the Compensation Committee solely for the purposes of the annual non-equity incentive award in 2009 under the plan. The target EBITDA for such purpose was determined based on the Compensation Committee’s assessment of our projected financial performance for 2009 in light of the general economic conditions and other factors beyond the control of the plan participants. As defined by the Compensation Committee for 2009, EBITDA will consist of consolidated net income before extraordinary items, taxes, non-operating income or expenses, depreciation and amortization; as adjusted for nonrecurring items, including gains or losses from the sale of operating properties, gains or losses on insurance proceeds related to asset claims, EBITDA attributable to operations of assets for the period prior to their disposal, certain asset write-downs or write-ups, gains or losses from acquisition, sale, disposition or exchange of our debt securities, and certain legal and advisory fees. In determining the percentage of the targeted EBITDA that is achieved, targeted EBITDA will be adjusted downward to reflect any of our operations disposed of in 2009 (excluding Treasure Island), with the targeted EBITDA reduced by an amount equal to 75% of the budgeted EBITDA for any such operations (other than operations at Treasure Island) disposed of during 2009. In the event that the 70% of the targeted EBITDA is achieved, the participants will be eligible to receive 50% of their target award. Thereafter, the awards will increase on a sliding scale basis so that if, for example, 85% of the targeted EBITDA is achieved, the participants will be eligible to receive 75% of their target award, if 100% of the targeted EBITDA is achieved, the participants will be eligible to receive 100% of their target award, and if 110% of the targeted EBITDA is achieved, the participant will be eligible to receive 125% of their target award; provided, however, that the maximum grant that can be earned under the plan in 2009 is 150% of the target award. The Compensation Committee set the target non-equity incentive award under the plan for 2009 as $3.0 million, $2.4 million, and $1.65 million for Messrs. Murren, Baldwin, and Jacobs, respectively. In determining the minimum performance measure and the target non-equity incentive award for 2009, the Compensation Committee considered the EBITDA projected by management for 2009 in relation to the prior year’s performance, general economic conditions, the competitiveness of our executive compensation within the industry, and the anticipated value of the services to be provided by the participants. Based on the foregoing, the Compensation Committee believed, at the time the performance measure was set for 2009, that the performance goals were attainable.
     In addition, pursuant to his employment agreement, Mr. Murren will be eligible to receive additional cash awards of up to $4.25 million (“Additional Cash Awards”) to be awarded pursuant to the Incentive Plan, with such Additional Cash Awards to be vested 25% each on four six-month periods starting on September 30, 2009. Such Additional Cash Awards will be in addition to any annual awards made to Mr. Murren under the Incentive Plan. In the event that any Additional Cash Awards vest and are earned, such Additional Cash Awards, unlike the awards made under the Incentive Plan, will not be subject to reduction at the discretion of the Compensation Committee. The Compensation Committee determined that, because the awards under the Incentive Plan may be reduced or eliminated at the discretion of the Compensation Committee, ensuring that a portion of Mr. Murren’s cash compensation that is dependent on our performance not be subject to reduction at the discretion of the Compensation Committee was important to assist the Company’s efforts in continuing to retain the services of Mr. Murren and to further align the interest of our Chief Executive Officer with those of our stockholders. Each vested portion of Additional Cash Awards will be deemed earned upon the EBITDA of the Company for the corresponding six-month period being equal to or higher than the target EBITDA set by the Compensation Committee for the purposes of such Additional Cash Award. Any Additional Cash Award that is not earned upon vesting will be deemed earned on any subsequent vesting date in the event that the average EBITDA for the six-month periods beginning on April 1, 2009 and ending on such subsequent vesting date is equal to or greater than such target EBITDA for the corresponding six-month period. The Additional Cash Awards that are vested and earned will become payable on March 31, 2011 and must be paid within 90 days thereafter; provided, however, in the event of a termination by the Company without cause, termination by Mr. Murren with cause, or termination within 90 days after a change of control, the Additional Cash Awards will cease to vest and (i) Additional Cash Awards vested and earned at the time of termination will be paid within 90 days of such termination, and (ii) Additional Cash Awards vested at the time of termination but for which the performance criteria are met after the termination date will be paid within 90 days of the date of satisfaction of such performance criteria. The target EBITDA for the Additional Cash Awards was determined based on a performance standard that the Compensation Committee believed would be attainable. Because Additional Cash Awards will vest over a period of two years starting on September 30, 2009 while the annual non-equity incentive awards are earned on a yearly basis and because the Additional Cash Awards are intended to provide an element of compensation in addition to the annual non-equity incentive award, the performance measure for the Additional Cash Awards during any period may be lower than the corresponding performance measures for the annual non-equity incentive award during the same period.

     In addition, the Compensation Committee has the ability to grant bonus awards outside of the Incentive Plan in any amount that the Compensation Committee deems appropriate; provided, however, that any such bonus payments may not be entitled to the same beneficial tax treatment provided with respect to the non-equity incentive awards under the Incentive Plan. For example, in 2005, the Compensation Committee approved a bonus to Mr. Jacobs of $700,000 in connection with his work on MGM Grand Macau. Half of his bonus was paid in 2005 when we entered into the agreement to develop MGM Grand Macau, and the remainder was paid in January 2008 after MGM Grand Macau opened for business in December 2007.
     Equity-Based Compensation. The Compensation Committee grants equity-based compensation under the MGM MIRAGE 2005 Omnibus Incentive Plan, as amended (the “Omnibus Incentive Plan”), which allows for the issuance of various forms of equity-based compensation, such as stock options, SARs, restricted stock, and RSUs.
     The Compensation Committee administers all aspects of the Omnibus Incentive Plan and is the only authorized body that can grant equity-based awards. When determining the type of equity award to be granted, the Compensation Committee makes its determination based on whether we should award grants that would have some realizable value irrespective of our performance (e.g., restricted stock or RSUs versus stock options or SARs), and the potential dilution to the stockholders. In order to assess the potential dilution to our stockholders, the Compensation Committee may take into account the total outstanding but unexercised equity awards when determining the total number of shares that would be subject to any new equity award. Furthermore, the Compensation Committee may consider the number of             shares that remain subject to outstanding but unvested equity awards in determining whether any additional grants of equity awards should be made. However, the Compensation Committee does not take into account an employee’s holdings of vested but unexercised awards in determining additional awards to such employee, including Named Executives. The Compensation Committee believes that calibrating future awards based on the holdings of previously vested but unexercised awards would create incentives for employees to exercise or sell shares subject to their prior grants. The Compensation Committee also does not take into account the value realized by an employee during a fiscal year from the exercise of equity awards granted during a prior year. The Compensation Committee believes that value realized by an employee from the exercise of any such equity award relates to services provided during the year of the grant or of vesting and not necessarily during the year of exercise. In addition, the equity awards are designed to vest over a period of time to encourage the Named Executives to balance our short-term performance with the management of our long-term risks and long-term performance.
     Prior to the adoption in October 2008 of the new equity-based compensation policy by the Compensation Committee for awards under the Omnibus Incentive Plan (the “Annual Program”), the Compensation Committee granted equity-based awards in connection with milestone events, such as in connection with a new hire, employment contract renewal, significant promotions, and significant corporate transactions. The Compensation Committee may continue to grant, in exceptional circumstances, equity-based awards outside of the Annual Program. For example, concurrently with the execution of the term sheet for his new employment agreement, Mr. Murren was awarded 2,000,000 SARs under the Omnibus Incentive Plan, which SARs will expire seven years from the date of the grant. The Compensation Committee determined that, in light of Mr. Murren’s promotion during 2008 to the title of the Chairman of the Board and Chief Executive Officer and the resulting responsibility that have been assumed and will continue to be assumed by Mr. Murren, a significant equity-based award in connection with his new employment agreement was necessary to sufficiently compensate Mr. Murren, to assist the Company in the continued retention of his services, and to align Mr. Murren’s interest with those of our stockholders. The grant was designed to ensure that a significant portion of the grant would serve primarily to assist us in continuing to retain Mr. Murren’s services while any compensation from the remainder of the grant will be realized only upon material increase in the value of our stockholders’ ownership in our shares. 1,000,000 of the SARs will vest over a period of four years, with 25% vesting each year. 500,000 of the SARS will vest over a period of four years, with 25% vesting each year; provided that none of such SARs will be deemed vested unless the average closing price of our common stock is at least $8.00 during any 20 consecutive days period prior to the expiration of the employment agreement or, if earlier terminated, prior to the end of any vesting of SARs following such termination. The remaining 500,000 of the SARS will vest over a period of four years, with 25% vesting each year; provided that none of such SARs will be deemed vested unless the average closing price of our common stock is at least $17.00 during any 20 consecutive trading days prior to the expiration of the employment agreement or, if earlier terminated, prior to the end of any vesting of such SARs following such termination. As a result of such grant, Mr. Murren will not be eligible to receive additional awards of SARs under the terms of the Omnibus Incentive Plan during 2009. In addition, Mr. Murren’s participation in the Annual Program in 2010 will be at the discretion of the Compensation Committee.

     Although, in exceptional circumstances, the Compensation Committee may grant equity-based compensation outside the Annual Program, equity-based compensation to our employees, including the Named Executives, will be granted primarily under the Annual Program. The Compensation Committee adopted the Annual Program to reduce unintended discrepancy in equity-based compensation realized resulting from varying exercise price of SARs and stock options, to provide for similar vesting schedule for employees receiving the same type of awards during any given year, and to further align the interest of certain executives of the Company, including Named Executives, with those of the stockholders by including a performance-based component of equity-based awards to such executives. Pursuant to the Annual Program, existing employees with annual base salary equal to or greater than $130,000 (unless excluded on a case-by-case basis by the Compensation Committee) or any other existing employee approved by the Compensation Committee on a case-by-case basis will be eligible to receive equity-based awards annually on the anniversary of the Annual Program’s adoption.
     In connection with the Annual Program, the Compensation Committee reserves on an annual basis a pool of equity-awards comprised of SARs and RSUs based on a number of “SARs-equivalent” awards. In 2008, each grant representing ten “SARs-equivalent” units was made in the form of ten SARs or, subject to adjustments described below, three RSUs. The SARs-equivalent ratio may change or remain the same as determined by the Compensation Committee. With respect to employees with annual base salaries equal to or greater than $250,000, including the Named Executives, 75% of the SARs-equivalent awards will be made in the form of SARs and, subject to adjustment described below, 25% in the form of RSUs. With respect to employees with annual base salaries below $250,000, 50% of the “SARs-equivalent” awards will be made in the form of SARs and 50% in the form of RSUs. In addition, starting with equity-based awards granted in 2009, the number of RSUs actually granted to officers of MGM MIRAGE (including the Named Executives) will be adjustable based on our financial performance (the “Performance Based Equity Awards”). Such financial performance target for the Performance Based Equity Awards awarded in 2008 was determined based on a performance standard that the Compensation Committee believed would be attainable. Because the recipients of the Performance Based Equity Awards include a larger group of officers than the eligible participants for the annual non-equity incentive awards, the financial performance measure for the Performance Based Equity Awards during any period may be lower than the corresponding performance measures for the annual non-equity incentive award during the same period.
     In connection with the establishment of the annual “SARs-equivalent” pool for the corresponding year, the Compensation Committee establishes performance goals, including specific performance objectives based on our financial performance targets approved by the Board of Directors, and computation formulae or methods for determining adjustment factors with respect to RSUs to be granted to such officers of MGM MIRAGE for that year. For 2008, the Compensation Committee established performance objectives for RSUs applicable to the officers on a percentage of “pretax net income.” The Compensation Committee determined that, in order for any RSUs awarded to the officers of MGM MIRAGE in 2008 to vest, the minimum performance measure for the six-months period ending on June 30, 2009 must be at least 50% of the projected pretax net income for the same period. The Compensation Committee has not yet established the minimum performance standards and the applicable adjustment factor for RSUs which may be awarded in 2009.
     In connection with any award of stock options or SARs, the exercise price for such stock options or SARs is established as the closing price of our common stock on the New York Stock Exchange (the “Exchange”) on the day of the Compensation Committee meeting in which such award is approved. With respect to a grant of an equity award to a new employee, although the Compensation Committee may pre-approve the terms of employment — including the proposed equity compensation — offered to a potential new employee prior to the acceptance or commencement of the employment, such grant of stock options or SARs made in connection with such new employment occurs at the next scheduled meeting of the Compensation Committee following the commencement of such employment, and the exercise price of stock options or SARs granted in connection with such employment is established as the closing price of our common stock on the Exchange on the date the Compensation Committee reaffirms such grant. With respect to equity awards granted in connection with the approval by the Compensation Committee of a new or revised employment agreement, such grants are approved and awarded at the regularly scheduled or special meeting of the Compensation Committee during which such employment agreement is approved. The Compensation Committee does not time the issuance or grant of any equity-based awards with the release of material, non-public information. In addition, we do not time the release of material non-public information for the purpose of affecting the value of equity awards. See “Severance Benefits and Change of Control” below for a discussion of the disposition of equity awards held by Named Executives upon termination of employment.

     The Compensation Committee awarded equity-based compensation to the Named Executives in 2008 as follows:
•	RSUs to Messrs. Murren, D’Arrigo, Baldwin, Jacobs, Manzini and Lanni in the amount of 18,750; 3,000; 18,750; 11,250; 3,000; and 26,250, respectively. For these RSUs to vest ratably over four years, our pre-tax income for the six months ending on June 30 of the year following the date of grant must be at least 50% of the pre-tax income for the same period as determined in the budget adopted by the Board of Directors for such period, excluding certain predetermined items.

•	SARs with an exercise price of $19.00 to Messrs. Murren, D’Arrigo, Baldwin, Jacobs, Manzini and Lanni in the amount of 187,500; 30,000; 187,500; 112,500; 30,000; and 262,500, respectively. These SARS vest ratably over four years.
     The Compensation Committee believes that these awards of equity-based compensation and exchange of previously out-of-the-money stock options and SARs described below, along with the grants of equity-based compensation in prior years, were sufficient to align the interests of the Named Executives with those of our stockholders.
     Exchange Offer. In September 2008, we offered certain eligible employees an opportunity to exchange certain outstanding stock options and SARs for RSUs which provide a right to receive one share of common stock for each RSU. The exchange offer expired in October 2008. We consummated the exchange offer because the exercise prices of many of the outstanding options and SARs were significantly in excess of the current trading price of our common stock. The exchange offer was designed to increase the retention and motivational value of awards granted under the Omnibus Incentive Plan for many of our employees. In addition, the Compensation Committee determined that by exchanging options and SARs for RSUs, we will reduce the number of shares of common stock subject to equity awards, thereby reducing potential dilution to stockholders in the event of significant increases in the value of our common stock. The number of RSUs granted in the exchange offer was based on an exchange ratio for each grant determined by the Compensation Committee. The total number of stock options and SARs eligible to be exchanged was approximately 4.7 million, of which approximately 4.2 million were exchanged for a total of approximately 0.7 million RSUs. The RSUs granted in the exchange offer will vest on the same dates that the underlying stock options and SARs would have otherwise vested, except that no RSUs will vest prior to July 1, 2009. All exchanged stock options and SARs which have vested, or would have vested, before July 1, 2009 were replaced by RSUs that vest on July 1, 2009. Messrs. D’Arrigo and Manzini received 17,356 and 31,431 RSUs, respectively, in connection with the exchange offer.
     Retirement Benefits. As part of our overall benefits program, we have provided nonqualified deferred compensation plans (the “DCP”) and supplemental executive retirement plans (the “SERP”) in addition to a traditional 401(k) plan. These programs have been designed to provide a measure of long-term security to the participants and to provide an additional incentive for the participants to remain with us.
     In December 2007, the Compensation Committee determined that commencing January 1, 2008, no new persons would be added as participants in the SERP. In November 2008, the Compensation Committee approved amendments to the DCP and SERP which suspended our matching contributions to the DCP for periods after January 1, 2009 and our contributions to the SERP for periods after October 1, 2008, as part of our ongoing cost savings measures. In addition, we terminated certain predecessor DCP an SERP plans during 2008. Payments made during 2008 pursuant to the terminated plans to Messrs. Murren, D’Arrigo, Baldwin, Jacobs, and Lanni were $3,118,009, $76,627, $3,272,773, $1,725,104, and $4,516,595, respectively. The amendments also allowed participants to make one-time elections to receive, without penalty, all or a portion of their vested account balances under such plans in a lump sum payment within 60 days of January 1, 2009, consistent with certain transitional relief provided by the Internal Revenue Service pursuant to rules governing nonqualified deferred compensation. Payments made during 2009 pursuant to these elections to Messrs. Murren, D’Arrigo, Baldwin, Jacobs, and Lanni were $3,540,708, $499,760, $1,455,165, $2,915,567, and $5,716,746, respectively.
     Under the DCP, participants are permitted to defer any portion of their salary or non-equity incentive awards on a pre-tax basis and accumulate tax-deferred earnings on their account. Until January 1, 2009, we matched up to 4% of the participants’ base salary, less any amount contributed to the participants’ 401(k) plan, which contribution vests ratably over a three-year period. The contributions made by participants vest immediately. All of the Named Executives are participants in the DCP. In 2008, we contributed the maximum amount of $53,250, $13,250, $53,250, $21,250, $20,000, and $73,250 on behalf of Messrs. Murren, D’Arrigo, Baldwin, Jacobs, Manzini and Lanni, respectively, which contributions reflect 4% of the corresponding executive officer’s salary less a contribution of $6,900 made to each of the participants’ 401(k) plans.

     Under the SERP, which is a nonqualified plan, we made, until October 1, 2008, an annual contribution that is estimated to provide a retirement benefit up to 65% of the final five-year average annual salary of the participant. However, a participant is not guaranteed any specific amount of benefits upon retirement, but is entitled to only such amount of the vested contributions and earnings on such contributions available in such participant’s account at the time of retirement. All contributions to the SERP are made by us. A portion of such contributions vest over three years of participation in the SERP. The remainder of such contributions vest over the later of five years of participation in the SERP and ten years of continuous service. All of the Named Executives are participants in the SERP. In 2008, we contributed $230,124, $63,928, $374,904, $151,018, $75,241 and $716,956 to the SERP accounts of Messrs. Murren, D’Arrigo, Baldwin, Jacobs, Manzini and Lanni, respectively.
     Perquisites and Other Benefits. As an owner and operator of full-service hotels, we are able to provide many perquisites relating to hotel and related services to the Named Executives at little or no additional cost to us. To the extent such products or services are for personal use, the Named Executives reimburse us for the cost of such product or service. We currently provide access to the fitness facilities located in the hotel in which a Named Executive’s office is located and offer certain products and services from our hotels at prices equal to our cost for such products and services. In addition, for our convenience and the convenience of our executive officers, we provide complimentary meals for business purposes at our restaurants to the Named Executives.
     Pursuant to his employment agreement, Mr. Lanni could request, until his retirement in November 2008, the use of aircraft owned by us for commuting between Nevada and California. Additionally, Mr. Lanni could request the use of such aircraft for up to three personal round trips in any calendar year, subject to availability. In 2008, Mr. Lanni reimbursed us in the amount of $232,796 for a portion of the costs associated with such flights. The unreimbursed portion of aggregate incremental cost associated with Mr. Lanni’s aircraft usage was $469,396, which consisted of $340,917 for traveling between Nevada and California and $128,479 for other personal usage.
     Pursuant to his employment agreement and subject to certain conditions, Mr. Murren is permitted to use aircraft owned by us for business purposes. Additionally, Mr. Murren could request the use of such aircraft for up to two personal round trips in any calendar year, subject to availability. In 2008, Mr. Murren reimbursed us in the amount of $68,754 for a portion of the cost associated with personal flights. The unreimbursed portion of aggregate incremental costs associated with Mr. Murren’s aircraft usage was $106,843.
     In addition, the aggregate amount of premiums paid for group life insurance and long term disability insurance on behalf of, and reimbursement for medical expenses and associated taxes to, Messrs. Murren, D’Arrigo, Baldwin, Jacobs, Manzini and Lanni in 2008 was $44,922, $32,453, $25,834, $64,352, $25,081, and $63,207, respectively. Instead of providing medical coverage through a third-party insurance company, we reimburse the Named Executives for medical expenses incurred by them and their dependents for covered procedures. In addition, pursuant to his employment agreement, Mr. Murren will receive an annual $100,000 payment to be applied to his life insurance premiums.
     Severance Benefits and Change of Control. In order to assist us in retaining the services of the executive officers, we have agreed to provide them with severance benefits in the event that their employment is terminated without cause (as defined in the respective employment agreements) or in the event of a change of control (as defined in the respective employment agreements). The Compensation Committee believes the services of the Named Executives are extremely marketable, and that it is therefore necessary to provide assurances to the Named Executives that we will not terminate their employment without cause and without providing a certain level of severance benefits. When determining the level of the severance benefits to be offered in the employment agreements, the Compensation Committee considered the period of time it would normally require an executive officer to find comparable employment. Pursuant to the terms of Mr. Lanni’s employment agreement, upon his resignation, which occurred in November 2008, Mr. Lanni was entitled to receive his base salary through the date of such resignation and receive all other benefits vested as of the date of his resignation, including the ability to exercise all equity awards that had vested as of such date. The details of the specific severance benefits available under various termination or change of control scenarios for the other Named Executives are discussed in the “Potential Payments upon termination or Change-in-Control” section below, along with an estimate of the amounts to be paid to each Named Executive under each scenario.

Summary Compensation Table
     The following table summarizes the compensation of the Named Executives for the years ended December 31, 2008, 2007 and 2006.

							Change in
					Stock		Pension Value
					Appreciation		and
					Rights and	Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation
Name and title (A)	Year	(B)	(C)	(D)	(E)	(F)	Earnings	(G)	Total
James J. Murren	2008	$1,500,000	$—	$20,982	$1,103,583	$—	$—	$442,039	$3,066,604
Chairman, Chief	2007	1,500,000	—	—	1,877,844	4,739,681	—	351,269	8,468,794
Executive Officer,	2006	1,500,000	—	275,229	3,296,472	4,896,493	—	352,321	10,320,515
President and Chief Operating Officer
Daniel J. D’Arrigo	2008	$500,000	$—	$181,834	$795,376	$—	$—	$116,531	$1,593,741
Executive Vice	2007	390,385	390,000	—	555,793	—	—	96,434	1,432,612
President and Chief Financial Officer
Robert H. Baldwin	2008	$1,500,000	$—	$20,982	$969,862	$—	$—	$460,888	$2,951,732
Chief Design and	2007	1,500,000	—	—	1,691,250	4,739,681	—	474,552	8,405,483
Construction Officer	2006	1,500,000	—	275,229	2,997,698	4,896,493	—	474,786	10,144,206
Gary N. Jacobs	2008	$700,000	$—	$12,589	$633,027	$—	$—	$245,339	$1,590,955
Executive Vice	2007	700,000	350,000	—	1,077,770	2,210,332	—	235,472	4,573,574
President,	2006	700,000	—	91,743	1,894,136	2,283,461	—	266,570	5,235,910
General Counsel and Secretary
Aldo Manzini	2008	$500,000	$—	$177,398	$638,887	$—	$—	$127,366	$1,443,651
Executive Vice	2007	398,076	940,000	—	715,741	—	—	397,959	2,451,776
President and Chief Administrative Officer
J. Terrence Lanni	2008	$2,000,000	$—	$—	$472,677	$—	$—	$1,342,090	$3,814,767
Former Chairman	2007	2,000,000	—	—	3,138,028	6,357,553	—	1,244,849	12,740,430
and Chief Executive	2006	2,000,000	—	550,458	5,481,564	6,567,893	—	1,087,206	15,687,121
Officer

(A)	Mr. Murren became Chairman and Chief Executive Officer on December 1, 2008. Mr. Lanni resigned from his position effective November 30, 2008. On August 21, 2007, Mr. D’Arrigo was promoted from his position as Senior Vice President — Finance to the position of Executive Vice President and Chief Financial Officer; Mr. Murren was promoted from his position of President, Chief Financial Officer and Treasurer to the position of President and Chief Operating Officer; and Mr. Baldwin was promoted from his position of President and Chief Executive Officer of Mirage Resorts, Incorporated to the position of Chief Design & Construction Officer of the Company.

(B)	On September 16, 2005, we entered into employment agreements with Messrs. Murren, Baldwin, Jacobs and Lanni. Each of the foregoing employment agreements provides for a term through January 4, 2010 and an annual base salary as follows: $1,500,000 for Mr. Murren; $1,500,000 for Mr. Baldwin; $700,000 for Mr. Jacobs; and $2,000,000 for Mr. Lanni. We do not provide additional compensation to the foregoing officers who serve on the Board of Directors; therefore, none of the amounts reflected in this table represent additional compensation for services as directors for those persons. On March 1, 2007, we entered into an employment agreement with Mr. Manzini, and on June 19, 2007, we entered into a letter agreement which amended Mr. Manzini’s employment agreement. Mr. Manzini’s employment agreement provides for an annual base salary of $500,000 and an annual bonus up to a maximum of $750,000. On December 3, 2007, we entered into a new employment agreement with Mr. D’Arrigo. Mr. D’Arrigo’s employment agreement provides for an annual base salary of $500,000 and a bonus of up to a maximum of 100% of Mr. D’Arrigo’s annual base salary. On April 6, 2009 we entered into a binding term sheet for a new employment agreement with Mr. Murren. The new agreement, which will be effective as of December 1, 2008 and expire April 7, 2013, will provide for an annual base salary of $2,000,000, with any shortfall in payment of such base salary from December 1, 2008 until the execution date of the new employment agreement to be paid within 10 days of such execution date. Such shortfall amount for December 2008 would be approximately $42,500.

(C)	In 2005, the Compensation Committee approved a bonus to Mr. Jacobs of $700,000 in connection with his work on MGM Grand Macau. 50% of his bonus was paid in 2005 when we entered into the agreement to develop MGM Grand Macau, and the remainder was paid in January 2008 after MGM Grand Macau opened for business in December 2007. Mr. Manzini’s employment agreement provides for an annual discretionary bonus up to a maximum of $750,000. Mr. D’Arrigo’s employment agreement provides for a bonus of up to a maximum of 100% of Mr. D’Arrigo’s annual base salary. In 2008, Mr. Manzini received a bonus of $625,000 for 2007, and he received a signing bonus in the amount of $315,000 upon execution of his employment agreement on March 1, 2007.

(D)	RSUs were granted to all the Named Executives in 2008. In addition, Messrs. D’Arrigo and Manzini participated in the exchange offer and received RSUs in exchange for out-of-the-money stock options. The amounts reflected in the table represent compensation recognized for financial reporting purposes in accordance with Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123(R)”) except that no forfeiture rate assumption has been applied to the amounts in the table. A detailed list of RSUs previously awarded to the Named Executives and still outstanding is shown in the table below under “Outstanding Equity Awards at Fiscal-Year-End.”

(E)	SARs were granted to all the Named Executives in 2008 and to Messrs. D’Arrigo and Manzini during 2007. A detailed list of stock options and SARs previously awarded to the Named Executives and still outstanding is shown in the table below under “Outstanding Equity Awards at Fiscal Year-End.” The amounts reflected in the table represent the amount of compensation recognized for financial reporting purposes in accordance with SFAS 123(R), except that no forfeiture rate assumption has been applied to the amounts in the table. These awards were valued using the Black-Scholes Model with assumptions as described in Note 15 to the Company’s consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 17, 2009.

(F)	Under the terms of the Annual Performance–Based Incentive Plan for Executive Officers (the “Incentive Plan”), only Messrs. Murren, Baldwin and Jacobs are eligible to participate in the Incentive Plan in 2009. For 2008, the Compensation Committee approved these individuals and Mr. Lanni for participation in the Incentive Plan. The Incentive Plan provides for payments to be made at the Compensation Committee’s discretion if the Company achieves a certain level of a defined performance measure, generally based on net income adjusted for certain items. The exact amount of the payment was calculated in March 2009, and no payments were made under the Incentive Plan, based on our performance relative to the base target established in 2008 by the Compensation Committee. See also “Compensation Discussion and Analysis” for a further discussion of the Incentive Plan. See also the “Grants of Plan-Based Awards” table for information about the performance-based grants under the Incentive Plan in 2009.

(G)	All other compensation for 2008 includes the following:

	Personal				Insurance
	Use of				Premiums
	Company	401(k)	DCP	SERP	and	Other	Other	Total Other
Name	Aircraft(1)	Match	Match(2)	Contribution(3)	Benefits(4)	Benefits	Perquisites(5)	Compensation
Mr. Murren	$106,843	$6,900	$53,250	$230,124	$44,922	$—	$—	$442,039
Mr. D’Arrigo	—	6,900	13,250	63,928	32,453	—	—	116,531
Mr. Baldwin	—	6,900	53,250	374,904	25,834	—	—	460,888
Mr. Jacobs	1,819	6,900	21,250	151,018	64,352	—	—	245,339
Mr. Manzini	145	6,900	20,000	75,241	25,080	—	—	127,366
Mr. Lanni	481,776	6,900	73,250	716,956	63,208	—	—	1,342,090

(1)	The amounts in this column represent the value of personal use of Company aircraft, which was determined based on the aggregate incremental cost to us and associated taxes. Aggregate incremental cost for all years shown was calculated based on average variable operating cost per flight hour multiplied by flight hours for each Named Executive, less any amounts reimbursed by such Named Executive. The average variable operating cost per hour was calculated based on aggregate variable costs for each year, including fuel, engine reserves, trip-related repair and maintenance costs, travel expenses for flight crew, landing costs, related catering and miscellaneous handling charges, divided by aggregate hours flown. Fixed costs, such as flight crew salaries, wages and other employment costs, training, certain maintenance and inspections, depreciation, hangar rent, utilities, insurance and taxes, are not included in aggregate incremental cost since these expenses are incurred by us irrespective of personal use of aircraft. In accordance with his employment agreement, Mr. Lanni was permitted to use the Company’s aircraft for personal and commuter travel. Further, the Company entered into a time sharing agreement with Mr. Lanni in connection with such personal use of the Company’s aircraft. In 2008, pursuant to the time sharing agreement, Mr. Lanni reimbursed us in the amount of $232,796 for a portion of the costs associated with such flights. The unreimbursed portion of actual direct incremental cost associated with Mr. Lanni’s aircraft usage was $469,396, which consisted of $340,917 for traveling between Nevada and California and $128,479 for personal usage. In 2008, Mr. Murren reimbursed us in the amount of $68,754 for a portion of the cost associated with personal flights. The unreimbursed portion of aggregate incremental costs associated with Mr. Murren’s aircraft usage was $106,843.

(2)	The amounts in this column represent our matching contributions under the Deferred Compensation Plan (“DCP”). The DCP allows participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax deferred earnings, plus investment earnings on the deferred balances, as deferred tax savings. Until January 1, 2009, participants received a Company match of up to 4% of salary, net of any Company match received under the Company’s 401(k) plan. All employee deferrals vest immediately. The Company matching contributions vest ratably over a three-year period.

(3)	The amounts in this column represent our contributions under the Supplemental Executive Retirement Plan (“SERP”). The SERP is a nonqualified plan under which we, until October 1, 2008, made quarterly contributions that are intended to provide a retirement benefit that is a fixed percentage of a participant’s estimated final five-year average annual salary, up to a maximum of 65%. Company contributions and investment earnings on the contributions are tax-deferred and accumulate as deferred tax savings. Employees do not make contributions under this plan. A portion of the contributions and investment earnings thereon vests after three years of SERP participation and the remaining portion vests after both five years of SERP participation and ten years of continuous service. The plan provides for defined contributions and the amount of the benefit is not guaranteed.

(4)	The amounts in this column represent group life insurance premiums paid for the benefit of the Named Executives, reimbursement of medical expenses and associated taxes, and premiums for long term disability insurance for the benefit of the Named Executives.

(5)	As an owner and operator of full-service hotels, we are able to provide many perquisites relating to hotel and hotel-related services to the Named Executives at little or no additional cost to us. To the extent such products or services are for personal use, the Named Executive reimburses us for the cost of such product or service. We currently provide access to the fitness facilities located in the hotel in which a Named Executive’s office is located and offers certain products and services from our hotels at prices equal to our cost for such products and services. In no case did the value of such perquisite, computed based on the incremental cost to us, exceed $10,000 per individual in 2008.

Grants of Plan-Based Awards
     The table below sets forth certain information regarding plan-based awards granted during 2008 to the Named Executives.

								All Other	All Other
								Stock	Option/SAR
								Awards:	Awards:		Grant Date
					Estimated Number of Shares			Number of	Number of	Exercise	Fair Value
		Estimated Future Payouts Under Non-			For Future Payouts Under Equity			Shares of	Securities	Price of	of Stock
	Grant	Equity Incentive Plan Awards (A)			Incentive Plan Awards (B)			Stock or	Underlying	Option/SAR	Option/SAR
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards (C)
James J. Murren	NA	$3,179,000	$5,676,000	$8,000,000	18,750	18,750	18,750	—	187,500	$19.00	$1,771,144
Daniel J. D’Arrigo	NA	NA	NA	NA	3,000	3,000	3,000	17,356	30,000	19.00	283,383
Robert H. Baldwin	NA	3,179,000	5,676,000	8,000,000	18,750	18,750	18,750	—	187,500	19.00	1,771,144
Gary N. Jacobs	NA	1,482,000	2,647,000	8,000,000	11,250	11,250	11,250	—	112,500	19.00	1,062,686
Aldo Manzini	NA	NA	NA	NA	3,000	3,000	3,000	31,431	30,000	19.00	283,383
J. Terrence Lanni	NA	NA	NA	NA	26,250	26,250	26,250	—	262,500	19.00	2,479,601

(A)	The Compensation Committee approved the criteria for determining 2008 payouts under and the participants in the Incentive Plan in March 2008. Awards may be made if we achieve a minimum level of pre-tax operating income, defined as income from continuing operations before income taxes, excluding write-downs of long-lived assets and including the results of discontinued operations prior to the date of disposition. The Compensation Committee established a “pool” of 2.3% of pre-tax operating income that could be allocated among the Named Executives, based on the following percentages: Mr. Lanni — 27.9%; Messrs. Murren, and Baldwin — 20.8%; and Mr. Jacobs — 9.7%. For 2008, the threshold amount of pre-tax operating income was set at $830,520,000. In 2008, the threshold amount was not exceeded. Accordingly, no payments were made under the Incentive Plan. See “Compensation Discussion and Analysis — Elements of Compensation — Non-Equity Incentive Awards.”

See “Compensation Discussion and Analysis — Elements of Compensation — Non-Equity Incentive Awards” for target amounts defined in the Incentive Plan. For purposes of the disclosure above, the target amount was calculated based on the corresponding amount of the defined performance measure budgeted for the year ended December 31, 2008. The maximum individual award under the Incentive Plan is $8 million in each case. The Compensation Committee retains full discretion to reduce or eliminate a payment under the Incentive Plan, even if the threshold or target amounts set pursuant to the Incentive Plan are achieved. In March 2009, the Compensation Committee determined that no awards would be made for 2008.

(B)	For these awards to vest ratably over four years, our pre-tax income for the six months ending on June 30, 2009 must be at least 50% of the pre-tax income as determined in the budget adopted by the Board of Directors for such period, excluding certain predetermined items.

(C)	Represents the fair value of the SARs granted on their respective grant dates. The fair value is calculated in accordance with SFAS 123(R) using the Black-Sholes valuation model. For additional information, refer to Note 15 of the Company’s consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 17, 2009. There can be no assurance that these amounts will correspond to the actual value that will be recognized by the Named Executives.

Outstanding Equity Awards at Fiscal Year-End
     The table below sets forth certain information regarding outstanding equity awards of the Named Executives at December 31, 2008. At December 31, 2008, there were no securities underlying unexercised unearned options as part of equity incentive plans.

	Option Awards				Stock Awards
							Equity
							Incentive
							Plan
							Awards:
							Number of
		Number of					Unearned
	Number of	Securities				Market	Shares,	Equity Incentive
	Securities	Underlying				Value of	Units or	Plan Awards:
	Underlying	Unexercised			Number of	Shares or	other	Market or Payout
	Unexercised	Options/	Option/	Option/	Shares or	Units of	Rights	Value of Unearned
	Options /	SARS	SAR	SAR	Units of Stock	Stock	That Have	Shares, units or
	SARS	Unexercisable	Exercise	Expiration	that Have Not Vested	that Have Not	Not Vested	Other Rights That
Name	Exercisable	(A)	Price	Date	(B)	Vested	(B)	Have Not Vested
James J. Murren	500,000	—	$11.94	12/13/2009
	300,000	—	16.25	5/31/2010
	1,000,000	—	12.74	2/27/2013
	360,000	240,000	34.05	5/3/2012
	60,000	40,000	34.36	5/10/2012
	—	187,500	19.00	10/6/2015
							18,750	$258,000
Daniel J. D’Arrigo	9,000	—	17.08	8/5/2011
	18,000	—	17.08	7/5/2010
	50,000	—	17.40	9/2/2012
	35,000	—	12.74	2/27/2013
	60,000	40,000	34.05	5/3/2012
	—	30,000	19.00	10/6/2015
					17,356	$238,819
							3,000	41,280
Robert H. Baldwin	567,187	—	12.74	2/27/2013
	360,000	240,000	34.05	5/3/2012
	—	187,500	19.00	10/6/2015
							18,750	258,000
Gary N. Jacobs	277,800	—	16.66	6/1/2010
	240,000	—	12.74	2/27/2013
	240,000	160,000	34.05	5/3/2012
	—	112,500	19.00	10/6/2015
							11,250	154,800
Aldo Manzini	—	30,000	19.00	10/6/2015
					31,431	432,491
							3,000	41,280
J. Terrence Lanni	460,000	—	12.74	2/27/2013
	660,000	—	34.05	5/3/2012
	60,000	—	34.36	5/10/2012
	—	—	19.00	10/6/2015
							26,250	361,200

(A)	Outstanding unexercisable options/SARs vest as follows:

	Securities
	Underlying
	Unexercised	Option/SAR	Option/SAR
	Options/SARs	Exercise	Expiration
Name	Unexercisable	Price	Date	Vesting
James J. Murren	240,000	$34.05	5/3/2012	120,000 vest 5/3/2009;
				120,000 vest 5/3/2010
	40,000	34.36	5/10/2012	20,000 vest 5/10/2009;
				20,000 vest 5/10/2010
	187,500	19.00	10/6/2015	46,875 vest 10/6/2009;
				46,875 vest 10/6/2010;
				46,875 vest 10/6/2011;
				46,875 vest 10/6/2012
Daniel J. D’Arrigo	40,000	34.05	5/3/2012	20,000 vest 5/3/2009;
				20,000 vest 5/3/2010
	30,000	19.00	10/6/2015	7,500 vest 10/6/2009;
				7,500 vest 10/6/2010;
				7,500 vest 10/6/2011;
				7,500 vest 10/6/2012
Robert H. Baldwin	240,000	34.05	5/3/2012	120,000 vest 5/3/2009;
				120,000 vest 5/3/2010
	187,500	19.00	10/6/2015	46,875 vest 10/6/2009;
				46,875 vest 10/6/2010;
				46,875 vest 10/6/2011;
				46,875 vest 10/6/2012
Gary N. Jacobs	160,000	34.05	5/3/2012	80,000 vest 5/3/2009;
				80,000 vest 5/3/2010
	112,500	19.00	10/6/2015	28,125 vest 10/6/2009;
				28,125 vest 10/6/2010;
				28,125 vest 10/6/2011;
				28,125 vest 10/6/2012
Aldo Manzini	30,000	19.00	10/6/2015	7,500 vest 10/6/2009;
				7,500 vest 10/6/2010;
				7,500 vest 10/6/2011;
				7,500 vest 10/6/2012

(B)	Outstanding unvested RSUs vest as follows, except for Mr. Lanni’s awards which will not vest :

			Equity Incentive Plan
	Number of Shares		Awards: Number of
	or Units of Stock		Unearned Shares,Units
	that Have Not		or other Rights That
Name	Vested	Vesting	Have Not Vested	Vesting
James J. Murren			18,750	4,687 vest 10/6/2009;
				4,688 vest 10/6/2010;
				4,687 vest 10/6/2011;
				4,688 vest 10/6/2012
Daniel J. D’Arrigo	17,356	3,472 vest 7/1/2009;
		3,471 vest 9/10/2009;
		3,471 vest 9/10/2010;
		3,471 vest 9/10/2011;
		3,471 vest 9/10/2012
			3,000	750 vest 10/6/2009;
				750 vest 10/6/2010;
				750 vest 10/6/2011;
				750 vest 10/6/2012
Robert H. Baldwin			18,750	4,687 vest 10/6/2009;
				4,688 vest 10/6/2010;
				4,687 vest 10/6/2011;
				4,688 vest 10/6/2012
Gary N. Jacobs			11,250	2,812 vest 10/6/2009;
				2,813 vest 10/6/2010;
				2,812 vest 10/6/2011;
				2,813 vest 10/6/2012
Aldo Manzini	31,431	12,573 vest 7/1/2009;
		6,286 vest 3/4/2010;
		6,286 vest 3/4/2011;
		6,286 vest 3/4/2012
			3,000	750 vest 10/6/2009;
				750 vest 10/6/2010;
				750 vest 10/6/2011;
				750 vest 10/6/2012
     Option/SAR Exercises and Stock Vested
          The following table sets forth option exercises for the Named Executives during 2008.

	Stock Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired	Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
James J. Murren	150,000	$7,941,563	—	$—
Daniel J. D’Arrigo	—	—	—	—
Robert H. Baldwin	—	—	—	—
Gary N. Jacobs	—	—	—	—
Aldo Manzini	—	—	—	—
J. Terrence Lanni	—	—	—	—
     For option awards, the value realized is computed as the difference between the market price on the date of exercise and the exercise price, times the number of options exercised.

Nonqualified Deferred Compensation
     The following table sets forth information regarding nonqualified deferred compensation for the Named Executives during 2008. See “Compensation Discussion and Analysis — Retirement Benefits” for further discussion of the DCP and SERP plans.

				Aggregate	Aggregate
	Executive	Company	Aggregate	Withdrawals/	Balance at
Name	Contributions	Contributions(A)	Earnings(B)	Distributions(C)	Year-End(D)
James J. Murren
DCP	$548,968	$53,250	$(623,175)	$(2,442,023)	$2,649,341
SERP	—	230,124	(244,064)	(675,986)	826,635

Total	548,968	283,374	(867,239)	(3,118,009)	3,475,976
Daniel J. D’Arrigo
DCP	64,000	13,250	(47,038)	(76,627)	229,955
SERP	—	63,928	5,641	—	282,310

Total	64,000	77,178	(41,397)	(76,627)	512,265
Robert H. Baldwin
DCP	60,000	53,250	(1,169,934)	(2,104,780)	348,155
SERP	—	374,904	(1,149,661)	(1,167,993)	1,149,223

Total	60,000	428,154	(2,319,595)	(3,272,773)	1,497,378
Gary N. Jacobs
DCP	710,083	21,250	(408,059)	(1,261,521)	2,211,298
SERP	—	151,018	(241,036)	(463,583)	650,733

Total	710,083	172,268	(649,095)	(1,725,104)	2,862,031
Aldo Manzini
DCP	15,000	20,000	(14,844)	—	39,923
SERP	—	75,241	(30,957)	—	81,350

Total	15,000	95,241	(45,802)	—	121,273
J. Terrence Lanni
DCP	—	73,250	(2,322)	(1,341,131)	2,004,478
SERP	—	716,956	4,552	(3,175,464)	3,729,212

Total	—	790,206	2,230	(4,516,595)	5,733,690

(A)	All of these amounts were included as “All Other Compensation” in the Summary Compensation Table.

(B)	None of these amounts were included as “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table.

(C)	Distributions in 2008 were made pursuant to termination of predecessor plans. See “Compensation Discussion and Analysis — Retirement Benefits.”

(D)	Of these amounts, the following were included in the Summary Compensation Table in the current and previous years:

	DCP	SERP	Total
	Company	Company	Company
Name	Contributions	Contributions	Contributions
James J. Murren	$412,350	$1,556,993	$1,969,343
Daniel J. D’Arrigo	20,650	113,472	134,122
Robert H. Baldwin	396,350	2,843,022	3,239,372
Gary N. Jacobs	176,350	1,155,906	1,332,256
Aldo Manzini	20,000	112,862	132,862
J. Terrence Lanni	560,350	5,287,551	5,847,901

Potential Payments upon Termination or Change-in-Control
     We may terminate any of our employment agreements with the Named Executives for good cause, which includes termination for death or disability. If the termination is for good cause, as defined in the employment agreements, other than for death or disability, the Named Executive will be entitled to exercise his vested share-based awards in accordance with their terms as of the date of termination, but the Company will have no further obligations to the Named Executive. See “Compensation Discussion and Analysis” for further description of the binding term sheet entered into in April 2009 with Mr. Murren, which sets forth the terms of a new agreement for Mr. Murren. The description below and the information in the table below are based on the terms of Mr. Murren’s employment agreement in effect on December 31, 2008.
     If an employment agreement with a Named Executive, other than Mr. D’Arrigo and Mr. Manzini, is terminated as a result of death or disability, the Named Executive (or his beneficiary) will be entitled to receive his salary for a 12-month period following such termination and a prorated portion of any bonus attributable to the fiscal year in which the death or disability occurs. Additionally, the Named Executive (or his beneficiary) will be entitled to exercise those of his unexercised share-based awards that would have vested as of the first anniversary of the date of termination, and any shares of restricted stock will immediately vest. If Mr. D’Arrigo’s or Mr. Manzini’s employment agreement is terminated as a result of death or disability, Mr. D’Arrigo and Mr. Manzini (or their respective beneficiaries) will be entitled to receive Mr. D’Arrigo’s or Mr. Manzini’s salary, as applicable, for a three-month period following his termination.
     If we terminate any of the employment agreements, other than Mr. D’Arrigo’s or Mr. Manzini’s, for other than good cause, we will pay the Named Executive’s salary for the remaining term of the agreement and his bonus during the 12-month period (or shorter period if the termination occurs within the last year of the term) during which he is restricted from working for or otherwise providing services to a competitor of ours. Additionally, each of these agreements provide that for the remainder of the term, (i) all unvested share-based awards will vest in accordance with their terms, (ii) we will provide contributions, on the Named Executive’s behalf, to the DCP and SERP and (iii) certain other employee benefits, such as health and life insurance will continue. If Mr. D’Arrigo’s or Mr. Manzini’s employment agreement is terminated without cause, we will pay their salary for the remaining term of their respective agreements and maintain them as a participant in all health and insurance programs in which they or their dependents are then participating for the remaining term of their agreements or until those benefits are provided by another employer. Neither of Mr. D’Arrigo or Mr. Manzini will be eligible for a discretionary bonus or new grants of stock options, SARs or other stock-based compensation but previously granted options, SARs or other stock-based compensation will continue to vest for the shorter of 12 months or the remaining term of their employment agreement. Notwithstanding the foregoing, all compensation and benefits are subject to mitigation if a Named Executive works for or otherwise provides services to a third party.
     If a Named Executive, other than Mr. D’Arrigo or Mr. Manzini, seeks to terminate his employment agreement for good cause, he must give the Company 30 days notice to cure the breach. If such breach is not cured (and we do not invoke our right to arbitration), the termination will be treated as a termination for other than good cause by us as described in the preceding paragraph. However, if we invoke our arbitration right, the Named Executive must continue to work until the matter is resolved, otherwise it becomes a termination by him without cause. If Mr. D’Arrigo or Mr. Manzini seeks to terminate his employment for good cause, he must give us 30 days notice to cure the breach or dispute the fact that good cause exists, in which case the dispute will be resolved by arbitration and the agreement will continue in full force until the matter is resolved. If the agreement is terminated by Mr. D’Arrigo or Mr. Manzini for good cause, they will be entitled to exercise their vested but unexercised stock options to acquire stock, SARs or other stock-based compensation, if any, upon compliance with the terms and conditions required to exercise those options, SARs or other stock-based compensation, but we will have no further obligations to Mr. D’Arrigo or Mr. Manzini.
     If there is a change of control of the Company, all of the Named Executive’s unvested share-based awards will fully vest. In addition, the Named Executive officers, other than Mr. D’Arrigo and Mr. Manzini, may terminate their employment agreement upon delivery of 30 days prior notice to the Company, no later than 90 days following the date of the change of control. In such event, we will pay the Named Executive a lump sum amount equal to the sum of (x) his unpaid salary through the end of the term of the agreement, and (y) an amount in lieu of his bonus (the calculation of which is further described therein). Additionally, through the end of the term, we will provide contributions, on his behalf, to the SERP and DCP in accordance with their terms to extent they are provided to other active executives, and certain employee benefits, such as health and life insurance.

     The following table indicates the estimated amounts that would be payable to each Named Executive upon a termination under the scenarios outlined above, excluding termination by the Company for good cause other than death or disability. For all Named Executives, the estimated amounts payable are calculated based on their employment agreements in effect as of December 31, 2008 and assuming that such termination occurred on December 31, 2008. In addition, we used the closing price of our common stock at December 31, 2008 for purposes of these calculations. There can be no assurance that these scenarios would produce the same or similar results as those disclosed herein if any of these events occur in the future. Given these guidelines, we believe the assumptions listed below, which were used to calculate the amounts disclosed in the table, are reasonable for purposes of this disclosure.

		Non-Equity		Vesting of
		Incentive Plan	Pension	Stock Options	Vesting of
	Salary (A)	Payments (B)	Enhancement (C)	or SARs (D)	RSUs (E)	Other (F)	Total
Death or Disability
James J. Murren	$1,500,000	$—	$—	$—	$64,493	$—	$1,564,493
Daniel J. D’Arrigo	125,000	—	—	—	—	—	125,000
Robert H. Baldwin	1,500,000	—	—	—	64,493	—	1,564,493
Gary N. Jacobs	700,000	—	—	—	38,693	—	738,693
Aldo Manzini	125,000	—	—	—	—	—	125,000

Company Terminates Without Good Cause
James J. Murren	$1,500,000	$—	$—	$—	$64,493	$44,922	$1,609,415
Daniel J. D’Arrigo	1,346,575	—	—	—	105,856	87,401	1,539,832
Robert H. Baldwin	1,500,000	—	—	—	64,493	25,834	1,590,327
Gary N. Jacobs	700,000	—	—	—	38,693	64,352	803,045
Aldo Manzini	1,082,192	—	—	—	183,324	54,283	1,319,799

Named Executive Terminates for Good Cause
James J. Murren	$1,500,000	$—	$—	$—	$64,493	$44,922	$1,609,415
Daniel J. D’Arrigo	—	—	—	—	—	—	—
Robert H. Baldwin	1,500,000	—	—	—	64,493	25,834	1,590,327
Gary N. Jacobs	700,000	—	—	—	38,693	64,352	803,045
Aldo Manzini	—	—	—	—	—	—	—

Change of Control
James J. Murren	$1,500,000	$—	$—	$—	$258,000	$44,922	$1,802,922
Daniel J. D’Arrigo	1,346,575	—	—	—	280,099	87,401	1,714,075
Robert H. Baldwin	1,500,000	—	—	—	258,000	25,834	1,783,834
Gary N. Jacobs	700,000	—	—	—	154,800	64,352	919,152
Aldo Manzini	1,082,192	—	—	—	473,771	54,283	1,610,246

(A)	For Named Executives, other than Mr. Manzini and Mr. D’Arrigo, salary is paid for 12 months following the date of death or disability. For Mr. Manzini and Mr. D’Arrigo salary is paid for 3 months following the date of death or disability. Salary is paid for the remaining term of the employment contract upon termination without cause or a change of control. These payments are made at regular payroll intervals; provided, however, that for the executives other than Messrs. D’Arrigo and Manzini, severance is paid in a lump sum if the executive terminates employment in connection with a change in control.

(B)	Non-equity incentive plan amounts payable upon death or disability are assumed to be equal to the non-equity incentive plan amounts paid in 2009 for 2008. Such amounts upon termination by us without good cause are based upon a non-discretionary payment for the year in which such termination occurred through the date of termination and for a period of one year after termination based on amounts paid in 2009 for 2008. Non-equity incentive amounts paid upon a change of control are based upon a non-discretionary payment through the remaining term of the employment agreement based on amounts paid in 2009 for 2008.

(C)	In November 2008, the Compensation Committee approved amendments to the DCP and SERP which suspended our matching contributions to the DCP for periods after January 1, 2009 and our contributions to the SERP for periods after October 1, 2008, as part of the Company’s ongoing cost savings measures. Therefore no pension enhancement will be paid upon termination or change in control.

(D)	As stated above, the value of unvested stock options that would vest under each of these termination scenarios is based on the closing price of our common stock at December 31, 2008. Since the exercise price of all stock options and SARs was less than the closing price at December 31, 2008, no value is reflected in the table for such stock options and SARs.

(E)	As stated above, the value of RSUs that would vest under each of these termination scenarios is based on the closing price of our common stock at December 31, 2008.

(F)	Includes an estimate of group life insurance premiums, reimbursement of medical expenses and associated taxes and premiums for long term disability insurance to be provided under each of the scenarios based on actual amounts paid out in 2008.
Compensation Committee Interlocks and Insider Participation
     Messrs. Mandekic and Taylor are executives of Tracinda. For the year ended December 31, 2008, Kirk Kerkorian, the sole stockholder of Tracinda, and Trancinda collectively paid us the aggregate amount of $143,000 for hotel services provided by us.
Compensation Committee Report
     The Compensation Committee of the Board of Directors has reviewed and discussed the “Compensation Discussion and Analysis” included in this Annual Report on Form 10-K with management. Based on the Compensation Committee’s review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Original Form 10-K.
ANTHONY MANDEKIC, Chair
WILLIE D. DAVIS
KENNY C. GUINN
DANIEL J. TAYLOR
MELVIN B. WOLZINGER
     The foregoing report of the Compensation Committee should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates such report by reference therein.
Director Compensation
The following table sets forth information regarding director compensation during 2008.

					Change in
					Pension
			Stock		Value and
			Appreciation		Nonqualified
	Fees Earned		Rights and	Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
Name	in Cash(A)	Awards	Awards(B)	Compensation	Earnings	Compensation(C)	Total
Directors
Willie D. Davis	$89,500	$—	$235,005	$—	$—	$—	$324,505
Kenny C. Guinn	91,000	—	149,611	—	—	—	240,611
Alexander M. Haig, Jr.	68,000	—	235,005	—	—	50,000	353,005
Alexis Herman	102,000	—	235,005	—	—	—	337,005
Roland Hernandez	143,000	—	235,005	—	—	—	378,005
Kirk Kerkorian	65,000	—	—	—	—	—	65,000
Anthony Mandekic	110,000	—	212,308	—	—	—	322,308
Rose McKinney-James	86,500	—	239,375	—	—	—	325,875
Daniel J. Taylor	86,500	—	237,310	—	—	—	323,810
Melvin B. Wolzinger	95,500	—	235,005	—	—	—	330,505
Former Director
Ronald M. Popeil(D)	24,000	—	71,964	—	—	—	95,964

(A)	Directors who are compensated as full-time employees of the Company or its subsidiaries receive no additional compensation for service on the Board of Directors or its committees. Each director who is not a full-time employee of the Company or its subsidiaries is paid $50,000 per annum, plus $1,500 for each Board meeting attended (regardless of whether such Board meeting is attended in person or telephonically). The Chair of the Audit Committee receives an annual fee of $25,000 plus a fee of $2,500 per meeting attended. Each other member of the Audit Committee receives $1,500 for each meeting attended. The Chair of the Compensation Committee receives and annual fee of $10,000 plus a fee of $1,500 per meeting attended. Each other member of the Compensation Committee receives $1,000 for each meeting attended. The Chair of the Diversity Committee receives an annual fee of $10,000 plus a fee of $2,500 per meeting attended. Each other member of the Diversity Committee receives $1,500 for each meeting attended. The Presiding Director receives an annual fee of $20,000. Directors are also reimbursed expenses for attendance at Board and Committee meetings. The foregoing fees are paid quarterly. In addition, Ms. McKinney-James receives an annual fee of $5,000 for serving on the Board of Directors of MGM Grand Detroit, LLC, which fee is payable in equal quarterly installments.

(B)	The amount reflected in the table is the amount of compensation recognized during the year ended December 31, 2008 for financial reporting purposes in accordance with SFAS 123(R), except that no forfeiture rate assumption has been applied to the amounts in the table. Each of the directors, except Mr. Kerkorian and directors who are full-time employees of the Company or its subsidiaries, received a grant of 20,000 stock appreciation rights in 2008, with a total grant-date fair value of $386,702 for each director who received the grant. All grants to directors were valued using the Black-Scholes Model with assumptions as described in Note 15 to the Company’s Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 17, 2009. As of December 31, 2008, the above directors had outstanding option and stock appreciation rights awards as follows: 99,750 for Mr. Davis; 40,000 for Mr. Guinn; 128,000 for Mr. Haig; 85,000 for Ms. Herman; 95,000 for Mr. Hernandez; 60,000 for Mr. Mandekic; 69,000 for Ms. McKinney-James; 60,000 for Mr. Taylor; and 113,000 for Mr. Wolzinger.

(C)	Except for Mr. Haig, the amounts in this column represent total perquisites, which individually do not exceed $10,000. The Board has adopted a policy on benefits available to non-employee directors. The policy provides for a limited number of complimentary entertainment tickets for the personal use of directors, as well as complimentary rooms, food and beverages for directors and their spouses or significant others when staying at a Company property on Company business and for complimentary rooms only when not on Company business. The policy further provides for a limited number of discounted rooms, on a space available basis, for friends and family of directors staying at a Company property. During 2008, Mr. Haig rendered consulting services to the Company, for which he received a fee of $50,000.

(D)	Mr. Popeil resigned in May 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     Security Ownership of Certain Beneficial Owners, Officers And Directors
     Shown below is certain information as of March 23, 2009 with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of shares of common stock by the only persons or entities known to the Company to be a beneficial owner of more than five percent of the outstanding shares of common stock, by the Named Executives, as defined under “Item 11. Executive Compensation,” by our directors who are not executive officers and by all directors and executive officers of the Company as a group who held office as of March 23, 2009.

	Amount
Name and	Beneficially		Percent of
Address(1)	Owned(2)		Class(3)
Tracinda Corporation	148,837,330	(4)	53.8%
150 South Rodeo Drive, Suite 250 Beverly Hills, California 90212
Infinity World (Cayman) L.P.	26,048,738	(5)	9.4%
Emirates Towers, Level 47 Sheikh Zayed Road Dubai, United Arab Emirates
T. Rowe Price Associates, Inc.	14,097,634	(6)	5.1%
100 E. Pratt Street Baltimore, Maryland 21202
James J. Murren	2,605,324	(7)(9)	(8)
Daniel J. D’Arrigo	196,256	(7)	(8)
Robert H. Baldwin	1,077,887	(7)	(8)
Gary N. Jacobs	876,614	(7)(10)	(8)
Willie D. Davis	93,396	(13)	(8)
Kenny Guinn	18,557	(13)	(8)
Alexander Haig, Jr.	93,800	(13)	(8)
Alexis Herman	47,800	(13)	(8)
Roland Hernandez	60,500	(12)(13)	(8)
Kirk Kerkorian	148,837,330	(4)	53.8%
Anthony Mandekic	26,000	(13)	(8)
Rose McKinney-James	27,100	(13)	(8)
Daniel J. Taylor	20,000	(13)	(8)
Melvin B. Wolzinger	112,300	(13)	(8)
All directors and executive officers as a group (22 persons)	154,593,731	(7)(11)(13)	54.8%

(1)	Unless otherwise indicated, the address for the persons listed is 3600 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

(2)	Except as otherwise indicated, and subject to applicable community property and similar laws, the persons listed as beneficial owners of the shares have sole voting and investment power with respect to such shares.

(3)	For purposes of calculating the percentage of outstanding shares beneficially owned by any person or group identified in the table above, the number of shares outstanding with respect to each person or group was deemed to be the sum of the total shares outstanding as of March 23, 2009 and the total number of shares subject to stock options and stock appreciation rights exercisable as of March 23, 2009 or that become exercisable within 60 days thereafter held by such person or group. The number of shares of Common Stock outstanding as of March 23, 2009 was 276,557,329.

(4)	Based upon a Schedule 13D/A filed February 20, 2009 with the Securities and Exchange Commission (the “SEC) by Tracinda Corporation (“Tracinda”), a Nevada corporation. Tracinda is wholly owned by Kirk Kerkorian.

(5)	Based upon a Schedule 13D/A filed March 2, 2009 with the SEC by Infinity World (Cayman) L.P. and its affiliates.

(6)	Based upon a Schedule 13G/A filed February 10, 2009 with the SEC by T. Rowe Price Associates, Inc., an investment advisor under the Investment Advisors Act of 1940, as amended.

(7)	Included in these amounts are 2,360,000 shares, 192,000 shares, 1,047,187 shares, 837,800 shares, and 0 shares underlying options that are exercisable as of March 23, 2009 or that become exercisable within 60 days thereafter held by Messrs. Murren, D’Arrigo, Baldwin, Jacobs and Manzini, respectively. Mr. Baldwin disclaims beneficial ownership of 123,397 shares underlying such options which were the subject of a divorce decree.

(8)	Less than 1%.

(9)	Includes 22,870 shares held by a Grantor Retained Annuity Trust, of which Mr. Murren is Trustee, and 222,454 shares held by the Murren Family Trust, of which Mr. Murren is co-Trustee.

(10)	Includes 30,024 shares held by a Grantor Retained Annuity Trust, of which Mr. Jacobs is Trustee.

(11)	Also included are 408,750 shares subject to stock options or stock appreciation rights exercisable as of March 23, 2009 or that become exercisable within 60 days thereafter held by non-employee directors and 482,700 shares underlying options that are exercisable as of March 23, 2009 or that become exercisable within 60 days thereafter held by executive officers other than the Named Executives.

(12)	Includes 1,000 shares of which are held by the Roland Hernandez SEP Retirement Account, of which Mr. Hernandez is the beneficiary and 1,500 shares of which are held by Mr. Hernandez as custodian pursuant to the California Uniform Transfer to Minors Act in the amounts set forth for the following persons: 500 shares for Katherine Hernandez, 500 shares for Charles Hernandez and 500 shares for Roland Scott Hernandez. Mr. Hernandez disclaims beneficial ownership of such 1,500 shares held as custodian pursuant to the California Uniform Transfer to Minors Act.

(13)	Included in these amounts are shares underlying options and stock appreciation rights that are exercisable as of March 23, 2009 or become exercisable within 60 days thereafter, held as follows:

Shares
Underlying
Options
Name	and SARs
Mr. Davis	60,750
Mr. Guinn	12,000
Mr. Haig	89,000
Ms. Herman	46,000
Mr. Hernandez	56,000
Mr. Mandekic	24,000
Ms. McKinney-James	27,000
Mr. Taylor	20,000
Mr. Wolzinger	74,000

Stockholder Agreements
     Company Stock Purchase and Support Agreement. In August 2007, we entered into a Company Stock Purchase and Support Agreement, as amended in October 2007, with Infinity World Investments LLC, a Nevada limited liability company (“Infinity World”) and an indirect wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. Under the agreement, in October 2007, we sold Infinity World 14.2 million shares of our Common Stock at a per share price of $84 for a total purchase price of $1.19 billion.
     The agreement provides that, as long as Infinity World and its affiliates, which we refer to, from time to time, as the “Infinity World group,” beneficially own at least five percent of our outstanding common stock, whenever we propose to sell shares of our common stock (except for shares issued under an employee benefit plan), we will grant a preemptive right (which may be transferred to an affiliate of Infinity World) to acquire that number of shares needed to maintain the percentage ownership of the Infinity World group as calculated at the time we propose to sell shares. Infinity World has agreed that the Infinity World group will not acquire beneficial ownership of more than 20% of our outstanding shares, subject to certain exceptions.
     The agreement also provides that as long as the Infinity World group owns at least five percent of our outstanding common stock and the joint venture agreement contemplated by the agreement has not been terminated, Infinity World will have the right, subject to applicable regulatory approvals, to designate one nominee for election to our Board of Directors. If the Infinity World group beneficially owns at least 12% of our outstanding common stock, Infinity World will have the right to designate that number of nominees for election to our Board of Directors equal to the product (rounded down to the nearest whole number) of (x) the percentage of outstanding shares owned by the Infinity World group multiplied by (y) the total number of directors then authorized to serve on our Board of Directors. Currently, the Infinity World group owns 26,048,738 shares of our common stock, or approximately 9.3% of the outstanding shares. Infinity World has not, as yet, designated a nominee for the Board of Directors.
     Stockholder Support Agreement. In August 2007, Infinity World also entered into a Stockholder Support Agreement with Tracinda. Under this agreement, Tracinda has agreed to vote its shares of our common stock in favor of Infinity World’s nominee(s) to the Board of Directors, subject to applicable regulatory approvals.
Equity Compensation Plan Information
     The following table includes information about our equity compensation plans at December 31, 2008:

	Number of securities	Weighted average	Number of securities
	to be issued upon	per share exercise	remaining available
	exercise of	price of outstanding	for future issuance
	outstanding options,	options, warrants	under equity
	warrants and rights	and rights	compensation plans
(in thousands, except per share data)
Equity compensation plans approved by security holders	26,264	$26.98	17,648

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Certain Relationships and Related Transactions
     Glaser, Weil, Fink, Jacobs, Howard & Shapiro, LLP, a law firm the predecessor of which Gary N. Jacobs was formerly of counsel, has performed extensive legal services for the Company. Such services related to litigation, sales of securities, financing transactions, acquisitions and dispositions of certain assets and operations, tax matters and other business transactions, contracts and agreements. For the year ended December 31, 2008, the Company paid legal fees [and costs] to Glaser, Weil, Fink, Jacobs, Howard & Shapiro, LLP in the amount of $9,700,000. Mr. Jacobs was a senior partner of the firm until June 2000 when he became employed by the Company. He was of counsel to the law firm until March 2009.
     Robert H. Baldwin is a director of the Keep Memory Alive Foundation. For the year ended December 31, 2008, the Company made a contribution of cash, goods and services to the Keep Memory Alive Foundation in the aggregate amount of $113,000, and the Keep Memory Alive Foundation purchased goods and services from the Company and its subsidiaries in the amount of $756,000.
     James J. Murren was a founder of, and currently serves as a director of, the Nevada Cancer Institute, a non-profit organization. Gary N. Jacobs serves as a director of the Nevada Cancer Institute, and Mr. Murren’s wife, Heather Hay Murren, serves as Chairman of the Board of the Nevada Cancer Institute. For the year ended December 31, 2008, the Company made contributions of cash, goods and services to the Nevada Cancer Institute in the amount of $81,000, and the Nevada Cancer Institute purchased goods and services from the Company and its subsidiaries in the amount of $283,000.
     Gary N. Jacobs serves as a director of the Smith Center for Performing Arts in Las Vegas, Nevada. In 2007, the Company pledged a $1,000,000 contribution to the Smith Center for Performing Arts. The Company made a payment of $135,000 and $200,000 in 2008 and 2007, respectively. Company will make additional payments of $135,000 per year over the next five years.
     For the year ended December 31, 2008, Kirk Kerkorian, the sole stockholder of Tracinda, and Tracinda collectively paid the Company the aggregate amount of $143,000 for hotel services provided by the Company.
     In connection with the Company’s sales of condominium units at its 50% owned CityCenter project on the Las Vegas Strip, certain of the directors and Named Executives and its principal stockholder and their immediate family members have entered into purchase agreements and paid deposits in 2006, 2007 and 2008. The prices paid pursuant to these purchase agreements were consistent with prices charged to unrelated third parties. In 2008, the only transactions were deposits received from Sean Lanni and Patrick Lanni, the adult sons of Mr. Lanni, in the amount of $77,000 each.
     Mandalay Resort Group, a subsidiary of the Company, entered into time sharing agreements with J. Terrence Lanni, our former Chairman and Chief Executive Officer, in connection with his personal use of the Company’s aircraft. Under the time sharing agreements, Mr. Lanni could lease the Company’s aircraft, including crew and flight services, for up to a maximum of three (3) personal flights annually. Mr. Lanni paid a time sharing fee based on the Company’s cost of the flight, which is limited by an FAA regulatory-imposed maximum and, at the Company’s discretion, to the Standard Industry Fare Levels, as established by the Internal Revenue Service for purposes of determining taxable fringe benefits. Such agreements were terminated upon Mr. Lanni’s retirement in November 2008.

Review, Approval or Ratification of Transactions
     Our Board has approved separate written guidelines under the Company’s Code of Conduct for the reporting, review and approval of potential conflicts of interest (the “Conflict of Interest Guidelines”). Each potential conflict of interest that is reportable under the Conflict of Interest Guidelines is reviewed internally on a case by case basis. Any such reportable potential conflict of interest involving a director or a member of the management committee, any of their respective spouses, minor children or other dependents, must be reviewed by the Audit Committee, or a designated member thereof. Furthermore, all such reportable potential conflicts of interest involving other senior executives who are not members of the management committee, or other employees, or their respective spouses, minor children or other dependent, are reviewed by the Company’s internal legal department or its management committee.
     Because the Conflict of Interest Guidelines were designed to implement a procedure by which we can review and take action with respect to potential conflicts of interest, the criteria for determining which proposed transactions are reportable under the Conflict of Interest Guidelines are based on various factors designed to determine the materiality of such transaction with respect to the corresponding employee or director, including the size of the transaction or investment, the nature of the investment or transaction, the nature of the relationship between the third party and us, the nature of the relationship between the third-party and the director or employee, and the net worth of the employee or director, and are not based on the threshold set forth in Item 404(a) of Regulation S-K. Furthermore, the Conflict of Interest Guidelines are not applicable to any stockholder of the Company who is not otherwise an employee or a director of the Company. Therefore, while certain transactions that are reportable under Item 404(a) of Regulation S-K might be reportable under the Conflict of Interest Guidelines, none of the transactions reported above under the “— Description of Transactions” sub-section above was reported or reviewed pursuant to the Conflict of Interest Guidelines. Nevertheless, each of such transactions reported above was reported to, and reviewed and approved by, one or more of the disinterested members of the management committee pursuant to an informal procedure. The contribution to the Smith Center for Performing Arts was approved by the full Board of Directors, with Mr. Jacobs abstaining from voting.
New York Stock Exchange Listing Standards
     The Corporate Governance Rules of the [Exchange] were adopted in 2003. Certain provisions of such rules are not applicable to “controlled companies,” defined by such rules to be companies of which more than 50 percent of the voting power is held by an individual, a group or another company. We currently are a “controlled company” under this definition by virtue of the ownership by Tracinda in excess of 50 percent of the voting power of the common stock and the ability to elect the entire Board of Directors. Accordingly, we have chosen to take advantage of certain of the exemptions provided in such rules, specifically, the exemptions to the requirements that listed companies have: (i) a majority of independent directors, although a majority of our directors are independent; (ii) a nominating/governance committee composed entirely of independent directors; and (iii) a compensation committee that is composed entirely of independent directors and operates under a written charter, although our Compensation Committee is composed entirely of independent directors and operates under a written charter.
Director Independence
     Pursuant to the Corporate Governance Rules of the Exchange, the Board assesses each director’s independence annually by reviewing any potential conflicts of interest and outside affiliations, based on the standards set forth below. Using these standards and based upon information provided by each director, the Board of Directors has determined that Ms. Herman, Ms. McKinney-James and Messrs. Davis, Guinn, Haig, Hernandez, Kerkorian, Mandekic, Taylor and Wolzinger, who constitute a majority of the Board, are independent within the meaning of the rules of the Exchange.
     Under the standards of independence adopted by the Board, a director is deemed to be independent only if the Board determines that such director satisfies each of the criteria set forth below:
•	No Material Relationship. The director does not have any material relationship with the Company. Material relationships do not take into consideration a director’s status as a stockholder of the Company (including status as a majority stockholder).

•	Employment. The director is not, and has not been at any time in the past three years, an employee of the Company. In addition, no member of the director’s immediate family is, or has been in the past three years, an executive officer of the Company.

•	Other Compensation. The director or immediate family member has not received more than $100,000 in direct compensation from the Company during any 12-month period within the past three years, other than in the form of director fees, pension or other forms of deferred compensation for prior service, provided such compensation is not contingent in any way on continued service. Compensation received by a director for former service as an interim Chairman, CEO or other executive officer or compensation received by an immediate family member for services as an employee (other than an executive officer) of the Company need not be considered in determining independence under this standard.

•	Auditor Affiliation. The director is not a current partner or employee of the Company’s internal or external auditors; no member of the director’s immediate family is a current partner of the Company’s internal or external auditors or a current employee of such auditors who participates in such firm’s audit, assurance or tax compliance (but not tax planning) practice; and the director or an immediate family member has not been within the past three years a partner or employee of the Company’s internal or external auditors and has not personally worked on the Company’s audit within that time.

•	Interlocking Directorships. The director or an immediate family member is not, and has not been within the past three years, employed as an executive officer by another entity where any of the Company’s present executive officers at the same time serves or served on that entity’s compensation committee.

•	Business Transactions. The director is not an employee, or an immediate family member is not an executive officer, of another entity that, during any one of the past three fiscal years, received payments from the Company, or made payments to the Company, for property or services that exceed the greater of $1 million or 2% of the other entity’s annual consolidated gross revenues.
     For the purposes of determining whether a director who is a member of the Audit Committee is independent, we apply additional independence standards, including those set forth in Rule 10A-3 of the Exchange Act, and the Corporate Governance Rules of the Exchange applicable to audit committee composition.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Fees Paid To Auditors
     The following table sets forth fees paid to our auditors, Deloitte & Touche LLP, in 2008 and 2007 for audit and non-audit services.

	2008	2007
Audit fees	$2,984,000	$2,921,000
Audit-related fees	123,000	303,000
Tax fees	499,000	312,000
All other fees	—	—

Total	$3,606,000	$3,536,000

     The category of “Audit Fees” includes fees for our annual audit and quarterly reviews, the attestation reports on the Company’s internal control over financial reporting, statutory audits required by gaming regulators and assistance with SEC filings.
     The category of “Audit-Related Fees” includes employee benefit plan audits, accounting consultations, due diligence in connection with acquisitions and internal control reviews not associated with the attestation reports on the Company’s internal control over financial reporting.
     The category of “Tax Fees” includes tax consultation and planning fees and tax compliance services.
     Pre-Approved Policies and Procedures
     Our current Audit Committee Charter contains our policies related to pre-approval of services provided by the independent auditor. The Audit Committee, or the Chair of the Audit Committee to whom such authority was delegated by the Audit Committee, must pre-approve all services provided by the independent auditor. Any such pre-approval by the Chair must be presented to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES .
(a)(3) Exhibits

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Exhibits 32.1 and 32.2 shall not be deemed filed with the Securities and Exchange Commission, nor shall they be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Securities Exchange Act of 1934 or the Securities Act of 1933, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGM MIRAGE
Date: April 24, 2009	By:	/s/ JAMES J. MURREN
James J. Murren
Chief Executive Officer, President, Chief Operating Officer, and Chairman of the Board (Principal Executive Officer)

Date: April 24, 2009		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President and Chief Financial Officer (Principal Financial Officer)