Form 10-Q
period 2009-03-31
MGM MIRAGE
filed 2009-05-11
CIK 789570

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, $.01 par value	Outstanding at May 5, 2009 276,557,345 shares

MGM MIRAGE AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS

Current assets
Cash and cash equivalents	$1,365,581	$295,644
Accounts receivable, net	449,468	303,416
Inventories	102,828	111,505
Income tax receivable	—	64,685
Deferred income taxes	53,424	63,153
Prepaid expenses and other	119,563	155,652
Assets held for sale	—	538,975

Total current assets	2,090,864	1,533,030

Property and equipment, net	16,067,874	16,289,154

Other assets
Investments in and advances to unconsolidated affiliates	4,689,120	4,642,865
Goodwill	86,353	86,353
Other intangible assets, net	346,441	347,209
Deposits and other assets, net	560,997	376,105

Total other assets	5,682,911	5,452,532

	$23,841,649	$23,274,716

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$113,237	$142,693
Construction payable	26,880	45,103
Income taxes payable	177,400	—
Current portion of long-term debt	14,356,492	1,047,614
Accrued interest on long-term debt	176,049	187,597
Other accrued liabilities	1,165,070	1,549,296
Liabilities related to assets held for sale	—	30,273

Total current liabilities	16,015,128	3,002,576

Deferred income taxes	3,340,759	3,441,198
Long-term debt	3,990	12,416,552
Other long-term obligations	391,606	440,029

Commitments and contingencies (Note 6)

Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares; Issued 369,334,372 and 369,283,995 shares; outstanding 276,557,345 and 276,506,968 shares	3,693	3,693
Capital in excess of par value	4,027,260	4,018,410
Treasury stock, at cost (92,777,027 shares)	(3,355,963)	(3,355,963)
Retained earnings	3,470,321	3,365,122
Accumulated other comprehensive loss	(55,145)	(56,901)

Total stockholders’ equity	4,090,166	3,974,361

	$23,841,649	$23,274,716

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues
Casino	$664,727	$790,464
Rooms	355,044	518,741
Food and beverage	338,397	402,392
Entertainment	118,057	134,838
Retail	47,949	64,037
Other	137,373	147,973

	1,661,547	2,058,445
Less: Promotional allowances	(162,752)	(174,812)

	1,498,795	1,883,633

Expenses
Casino	375,517	416,563
Rooms	110,827	136,797
Food and beverage	194,327	236,272
Entertainment	87,742	95,664
Retail	31,621	43,164
Other	83,806	92,564
General and administrative	260,797	320,374
Corporate expense	24,361	32,450
Preopening and start-up expenses	8,071	5,164
Restructuring costs	443	329
Property transactions, net	(195,125)	2,776
Depreciation and amortization	176,858	194,339

	1,159,245	1,576,456

Income from unconsolidated affiliates	15,549	34,111

Operating income	355,099	341,288

Non-operating income (expense)
Interest income	4,382	3,466
Interest expense, net	(171,636)	(149,789)
Non-operating items from unconsolidated affiliates	(11,131)	(9,891)
Other, net	(1,338)	230

	(179,723)	(155,984)

Income before income taxes	175,376	185,304
Provision for income taxes	(70,177)	(66,958)

Net income	$105,199	$118,346

Earnings per share of common stock
Basic	$0.38	$0.41

Diluted	$0.38	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net income	$105,199	$118,346
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	176,858	194,339
Amortization of debt discounts, premiums and issuance costs	8,200	631
Provision for doubtful accounts	15,290	14,140
Stock-based compensation	8,734	11,203
Business interruption insurance — lost profits	(15,115)	—
Business interruption insurance — cost recovery	—	(25,377)
Property transactions, net	(195,125)	2,776
Income from unconsolidated affiliates	3,463	(19,414)
Distributions from unconsolidated affiliates	20,453	39,134
Deferred income taxes	(90,794)	(2,934)
Change in current assets and liabilities:
Accounts receivable	(14,892)	15,772
Inventories	5,552	1,973
Income taxes receivable and payable	239,856	(263,090)
Prepaid expenses and other	(33,021)	(29,690)
Accounts payable and accrued liabilities	(94,607)	(187,635)
Business interruption insurance recoveries	8,959	10,439
Other	(14,747)	(4,935)

Net cash provided by (used in) operating activities	134,263	(124,322)

Cash flows from investing activities
Capital expenditures, net of construction payable	(58,507)	(249,343)
Proceeds from sale of Treasure Island, net	589,587	—
Advance to Infinity World	(100,000)	—
Investments in and advances to unconsolidated affiliates	(383,590)	(227,184)
Property damage insurance recoveries	2,542	11,361
Other	(3,807)	(8,498)

Net cash provided by (used in) investing activities	46,225	(473,664)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities — maturities of 90 days or less	(3,490,000)	506,550
Borrowings under bank credit facilities — maturities longer than 90 days	6,606,892	3,030,000
Repayments under bank credit facilities — maturities longer than 90 days	(2,220,000)	(1,750,000)
Retirement of senior notes	—	(180,442)
Debt issuance costs	(21,895)	—
Issuance of common stock upon exercise of stock awards	632	6,395
Purchases of common stock	—	(1,107,166)
Excess tax benefits from stock-based compensation	—	7,072
Other	(334)	(96)

Net cash provided by financing activities	875,295	512,313

Cash and cash equivalents
Net increase (decrease) for the period	1,055,783	(85,673)
Change in cash related to assets held for sale	14,154	1,028
Balance, beginning of period	295,644	412,390

Balance, end of period	$1,365,581	$327,745

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$174,984	$208,290
Federal, state and foreign income taxes paid, net of refunds	—	324,319

Non-cash investing and financing activities
Note receivable related to sale of Treasure Island, net	$154,257	$—
The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
     Organization. MGM MIRAGE (the “Company”) is a Delaware corporation, incorporated on January 29, 1986. As of March 31, 2009, approximately 54% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, owns and/or operates casino resorts.
     The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, Mandalay Bay, The Mirage, Luxor, New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas and Slots-A-Fun. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of over 1,500 units. Other Nevada operations include Circus Circus Reno, Gold Strike in Jean, and Railroad Pass in Henderson. The Company has a 50% investment in Silver Legacy in Reno, which is adjacent to Circus Circus Reno. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, and Primm Valley Golf Club at the California/Nevada state line. The Company owns land for future development on the North Las Vegas Strip. See Note 6 for the status of the Company’s joint venture project with Kerzner International and Istithmar planned for this site. In March 2009, the Company completed the sale of Treasure Island (“TI”) to Ruffin Acquisition, LLC — see further discussion in Note 3.
     The Company is a 50% owner of CityCenter, a mixed-use development on the Las Vegas Strip, between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp (“Infinity World”), a wholly-owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. The Company is managing the development of CityCenter and will manage the operations of CityCenter for a fee. CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room non-gaming boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 425,000 square feet of retail shops, dining and entertainment venues; and approximately 2.1 million square feet of residential space in approximately 2,400 luxury condominium and condominium-hotel units in multiple towers. CityCenter is expected to open in late 2009, except the opening of The Harmon Hotel & Spa has been postponed until such time as the Company and Infinity World mutually agree to proceed with its completion. The Company anticipates the total cost of CityCenter, excluding costs of completing The Harmon Hotel & Spa, to be $8.5 billion, including preopening costs of $0.2 billion and financing costs of $0.3 billion.
     The Company and its local partners own and operate MGM Grand Detroit in downtown Detroit, Michigan. The Company also owns and operates two resorts in Mississippi — Beau Rivage in Biloxi, which includes the Fallen Oak golf course, and Gold Strike Tunica.
     The Company has 50% interests in three resorts outside of Nevada — Grand Victoria, Borgata and MGM Grand Macau (through its 50% ownership of MGM Grand Paradise Limited). Grand Victoria is a riverboat in Elgin, Illinois — an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Borgata is a casino resort located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey — Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. MGM Grand Macau is a casino resort in Macau S.A.R. — Pansy Ho Chiu-King owns the other 50% of MGM Grand Paradise Limited.
     The Company owns additional land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, a portion of which is being utilized by Borgata, and a portion of which is planned for a wholly-owned development, MGM Grand Atlantic City — that development is currently postponed. This project will remain postponed until such time as general economic conditions and the Company’s financial position improve.
     Financial statement impact of the Monte Carlo fire. The Company maintains insurance for both property damage and business interruption relating to catastrophic events, such as the rooftop fire at Monte Carlo in January 2008. Business interruption coverage covers lost profits and other costs incurred during the closure period and up to six months following re-opening.

     Non-refundable insurance recoveries received in excess of the net book value of damaged assets, clean-up and demolition costs, and post-event costs are recognized as income in the period received or committed based on the Company’s estimate of the total claim for property damage and business interruption compared to the recoveries received at that time. All post-event costs and expected recoveries are recorded net within “General and administrative” expenses, except for depreciation of non-damaged assets, which is classified as “Depreciation and amortization.” Gains on insurance recoveries related to business interruption are recorded within “General and administrative” expenses and gains related to property damage are recorded with “Property transactions, net.”
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
     As of March 31, 2009, the Company had received $62 million of proceeds from its insurance carriers related to the Monte Carlo fire and had settled its final claim for a total of $74 million. The Company had a receivable of $12 million from its insurance carriers at March 31, 2009.
     The following table shows the net pre-tax impact on the statements of income for insurance recoveries from the Monte Carlo fire:

Three months ended March 31,	2009	2008
	(In thousands)
Reduction of general and administrative expense	$15,115	$—
Reduction of property transactions, net	7,186	—
     Fair value measurement. The Company adopted statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities on January 1, 2008 and for non-financial assets and liabilities on January 1, 2009. The adoption of SFAS 157 for non-financial assets and liabilities did not have a material impact on the Company’s financial statements. The Company accounts for its financial assets and liabilities and non-financial assets and liabilities required to be measured at fair value in accordance with SFAS 157 and measures fair value using “Level 1” inputs, such as quoted prices in an active market; “Level 2” inputs, which are observable inputs for similar assets; or “Level 3” inputs, which are unobservable inputs. The Company’s significant financial assets and liabilities accounted for at fair value are:
1)	Marketable securities held in connection with the Company’s deferred compensation and supplemental executive retirement plans, and the plans’ corresponding liabilities. As of March 31, 2009, the assets and liabilities related to these plans each totaled $4 million, measured entirely using “Level 1” inputs.

2)	The Company’s investment in The M Resort LLC convertible note and embedded call option. The fair value of the convertible note was measured using “Level 2” inputs. The fair value of the embedded call option was measured using “Level 3” inputs. See Note 8 for the valuation adjustment recognized during 2009.

3)	The completion guarantee provided in connection with the CityCenter credit facility, discussed in Notes 4 and 6, which fair value was measured using “Level 3” inputs. There was no change in fair value since December 31, 2008.
     Basis of presentation. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2008 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments — which include only normal recurring adjustments — necessary to present fairly the Company’s financial position as of March 31, 2009 and the results of its operations and cash flows for the three month periods ended March 31, 2009 and 2008. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.
NOTE 2 — LIQUIDITY AND FINANCIAL POSITION
     The Company has significant indebtedness and significant financial commitments in 2009. As of March 31, 2009, the Company had approximately $14.4 billion of total debt. The Company is uncertain as to whether it will be able to generate cash flows from operations or through asset dispositions to fund its 2009 financial commitments and cannot provide any assurances that it will be able to raise additional capital to fund its anticipated expenditures in 2009.
     In late February 2009, the Company borrowed $842 million under its senior credit facility, which amount represented — after giving effect to $93 million in outstanding letters of credit — the total amount of unused borrowing capacity available under its $7.0 billion senior credit facility. In connection with the waivers and amendments, discussed below, the Company repaid $300 million on March 17, 2009 and $100 million on April 29, 2009 under the senior credit facility. Such amounts are not available for reborrowing without the consent of the lenders. The Company has no other existing sources of borrowing availability, except to the extent it pays down further amounts outstanding under the senior credit facility.
     As of March 31, 2009, the Company was not in compliance with its financial covenants under its senior credit facility. On March 16, 2009, the Company entered into an amendment and waiver to its senior credit facility, which provided for, among other conditions, a waiver of the requirement that the Company comply with such financial covenants through May 15, 2009. In addition to the March 16, 2009 amendment and waiver, the Company entered into certain subsequent amendments to the senior credit facility allowing for additional investments in CityCenter and, on April 29, 2009, the Company entered into a further amendment and waiver through June 30, 2009 which provided for the following:
•	The Company was able to fulfill its remaining equity commitment to CityCenter through the issuance of an irrevocable letter of credit in the amount of $224 million and entered into a revised completion guarantee;

•	The Company granted security interests in the assets of Gold Strike Tunica and certain undeveloped land of the Las Vegas Strip, subject to gaming and other approvals, to secure debt under the facility in an amount up to $300 million;

•	MGM Grand Detroit, which is a co-borrower under the senior credit facility, agreed to grant the lenders a security interest in its assets to secure its borrowings under the facility, subject to gaming and other approvals.
     Following expiration of the current waiver on June 30, 2009, the Company will be subject to an event of default related to the noncompliance with financial covenants under the senior credit facility at March 31, 2009. Under the terms of the senior credit facility, noncompliance with such financial covenants is an event of default, under which the lenders (with a vote of more than 50% of the lenders) may exercise any or all of the following remedies:
•	Terminate their commitments to fund additional borrowings;

•	Require cash collateral for outstanding letters of credit;

•	Demand immediate repayment of all outstanding borrowings under the senior credit facility;

•	Decline to release subsidiary guarantees, which would impact the Company’s ability to execute asset dispositions.
     In addition, there are provisions in the Company’s indentures governing its senior and senior subordinated notes under which a) the event of default under the senior secured credit facility, or b) the remedies under an event of default under the senior credit facility, would cause an event of default under the relevant senior and senior subordinated notes, which would allow holders of the Company’s senior and senior subordinated notes to demand immediate repayment and decline to release subsidiary guarantees. If the lenders exercise any or all such rights, the Company may determine to seek relief through a filing under the U.S. Bankruptcy Code.

     The conditions and events described above raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern. Management’s plans in regard to these matters are described below.
     The Company intends to work with its lenders to obtain additional waivers or amendments prior to June 30, 2009 to address future noncompliance with the senior credit facility; however, the Company can provide no assurance that it will be able to secure such waivers or amendments. The Company has also retained the services of outside advisors to assist the Company in instituting and implementing any required programs to accomplish management’s objectives. The Company is evaluating the possibility of a) disposing of certain assets, b) raising additional debt and/or equity capital, and c) modifying or extending its long-term debt. However, there can be no assurance that the Company will be successful in achieving its objectives.
NOTE 3 — ASSETS HELD FOR SALE
     The assets and liabilities of TI were classified as held for sale as of December 31, 2008. However, the results of its operations were not classified as discontinued operations because the Company expects to continue to receive significant cash flows from customer migration.
     On March 20, 2009, the Company closed the sale of the TI to Ruffin Acquisition, LLC. At closing, the Company received $600 million in cash proceeds and a $175 million secured note bearing interest at 10% payable not later than 36 months after closing. Ruffin Acquisition, LLC exercised its option, provided for by an amendment to the purchase agreement, to prepay the note on or before April 30, 2009 and receive a $20 million discount on the purchase price. In connection with the sale of TI, including the transfer of all of the membership interest in TI, TI was released as a guarantor of the outstanding indebtedness of the Company and its subsidiaries. The Company recognized a pre-tax gain of $190 million on the sale, which is included within “Property transactions, net” in the accompanying consolidated statements of income for the three month period ended March 31, 2009.
     The following table summarizes the assets and liabilities related to TI classified as assets held for sale and liabilities related to assets held for sale in the accompanying consolidated balance sheet for the year ended December 31, 2008:

December 31,
2008
(In thousands)
Cash	$14,154
Accounts receivable, net	9,962
Inventories	3,069
Prepaid expenses and other	3,459

Total current assets	30,644
Property and equipment, net	494,807
Goodwill	7,781
Other assets, net	5,743

Total assets	538,975

Accounts payable	4,162
Other current liabilities	26,111

Total current liabilities	30,273
Other long-term obligations	—

Total liabilities	30,273

Net assets	$508,702

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
     Investments in and advances to unconsolidated affiliates consisted of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
CityCenter Holdings, LLC — CityCenter (50%)	$3,637,237	$3,581,188
Marina District Development Company — Borgata (50%)	472,399	474,171
Elgin Riverboat Resort—Riverboat Casino — Grand Victoria (50%)	293,986	296,746
MGM Grand Paradise Limited — Macau (50%)	242,614	252,060
Circus and Eldorado Joint Venture — Silver Legacy (50%)	29,511	27,912
Other	13,373	10,788

	$4,689,120	$4,642,865

     During the first quarter of 2009, the Company made payments of $437 million to CityCenter, of which $100 million was Infinity World’s share of equity contributions. Therefore, the Company recorded a receivable for the $100 million it paid on behalf of Infinity World within “Accounts receivable, net” in the accompanying consolidated balance sheet at March 31, 2009.
     As of March 31, 2009, the Company was required to make additional equity contributions of up to $394 million in accordance with CityCenter’s senior secured credit facility. The Company’s share of such required equity commitments are recorded as “Other accrued liabilities” in the accompanying consolidated balance sheets, with a corresponding increase to its investment balance when initially recorded in 2008. In April 2009, the Company funded an additional $70 million, of which $35 million was Infinity World’s share, leaving a remaining balance of $359 million. In conjunction with the amendments discussed below, in April 2009 Infinity World agreed to fund the $135 million previously funded on its behalf by the Company and the Company agreed to fund its remaining equity contributions of $224 million through irrevocable letters of credit.
     In April 2009, the Company and Dubai World entered into an amended and restated joint venture agreement. Also in April 2009, CityCenter and its lenders entered into an amendment to the bank credit facility. The key terms of the amendment to the CityCenter credit facility included the following:
•	Reduce the maximum amount of the credit facility to $1.8 billion;

•	Change the maturity date from April 2013 to June 2012 and increase the pricing of the facility;

•	Require the entire amount of remaining equity contributions to be funded through irrevocable letters of credit at the closing, and require the lenders to fund the remaining $800 million of the credit facility at the closing;

•	Amend the funding order such that future funding is pro rata between the equity contributions and the amounts available under the credit facility, with the equity contributions drawn from the letters of credit;

•	Amend the completion guarantees to a) relieve Dubai World of its completion guarantee as amounts are funded from its letter of credit, and b) require an unlimited completion and cost overrun guarantee from the Company, secured by its interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land.
     The key terms of the amendment to the joint venture agreement included the following:
•	Provide for funding under the letters of credit to be drawn as follows: Infinity World for the first $135 million, the Company for the next $224 million and Infinity World for the final $359 million.

•	Amend the provisions for distributions to allow the first $494 million of available distributions to be distributed on a priority basis to Infinity World, with the next $494 million of distributions made to the Company, and distributions shared equally thereafter.
     The Company is currently evaluating the impact of the amendments to the CityCenter joint venture agreement on its assessment of the consolidation criteria under Financial Accounting Standards Board Interpretation No. 46(R).
     On March 22, 2009, Infinity World filed a lawsuit against the Company that sought judicial relief from Infinity World’s contractual funding obligations to CityCenter on several grounds, which the company contested. The lawsuit was dismissed with prejudice in conjunction with the amended and restated joint venture agreement.

     During each of the three months ended March 31, 2009 and 2008, the Company incurred $13 million of costs reimbursable by CityCenter, primarily employee compensation, residential sales costs, and certain allocated costs. Such costs are recorded as “Other” operating expenses, and the reimbursement of such costs is recorded as “Other” revenue, in the accompanying consolidated statements of income.
     The Company evaluates its investments in unconsolidated affiliates for impairment when events or changes in circumstances indicate that the carrying value of such investment may have experienced an other-than-temporary decline in value. If such conditions exist, the Company compares the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determines whether such impairment is “other-than-temporary” based on its assessment of relevant factors. The Company estimates fair value using a discounted cash flow analysis. At March 31, 2009, the Company reviewed its CityCenter investment for impairment. The Company’s discounted cash flow analysis for CityCenter utilized “Level 3” inputs under SFAS 157 including, a) estimated future cash outflows for construction and maintenance expenditures and future cash inflows from operations and residential sales of CityCenter and b) market indicators of discount rates and terminal year capitalization rates. Based on its analysis, the Company determined that no impairment charge was necessary at March 31, 2009.
     The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

Three months ended March 31,	2009	2008
	(In thousands)
Income from unconsolidated affiliates	$15,549	$34,111
Preopening and start-up expenses	(7,881)	(4,806)
Non-operating items from unconsolidated affiliates	(11,131)	(9,891)

	$(3,463)	$19,414

NOTE 5 — LONG-TERM DEBT
     Long-term debt consisted of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Senior credit facility	$6,606,892	$5,710,000
$226.3 million 6.5% senior notes, due 2009, net	226,553	226,720
$820 million 6% senior notes, due 2009, net	820,599	820,894
$297.6 million 9.375% senior subordinated notes, due 2010, net	304,097	305,893
$782 million 8.5% senior notes, due 2010, net	781,340	781,223
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$128.7 million 6.375% senior notes, due 2011, net	129,338	129,399
$544.7 million 6.75% senior notes, due 2012	544,650	544,650
$150 million 7.625% senior subordinated debentures, due 2013, net	153,772	153,960
$484.2 million 6.75% senior notes, due 2013	484,226	484,226
$750 million 13% senior secured notes, due 2013, net	701,261	699,440
$508.9 million 5.875% senior notes, due 2014, net	507,381	507,304
$875 million 6.625% senior notes, due 2015, net	878,611	878,728
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$100 million 7.25% senior debentures, due 2017, net	85,813	85,537
$743 million 7.625% senior notes, due 2017	743,000	743,000
Floating rate convertible senior debentures, due 2033	8,472	8,472
$0.5 million 7% debentures, due 2036, net	573	573
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	3,990	4,233

	14,360,482	13,464,166
Less: Current portion	(14,356,492)	(1,047,614)

	$3,990	$12,416,552

     The $7.0 billion senior credit facility, consists of a term loan facility of $2.5 billion and a revolving credit facility of $4.5 billion and matures in 2011. The weighted average interest rate on outstanding borrowings under the senior credit facility at March 31, 2009 and December 31, 2008 was 4.8% and 3.4%, respectively. As discussed in Note 2, the Company has drawn down the entire amount of available borrowings under the senior credit facility.
     As discussed in Note 2, the Company was not in compliance with the financial covenants required under its senior credit facility as of March 31, 2009. The Company’s current amendment and waiver under the senior credit facility provides for a waiver of the requirement that the Company comply with the financial covenants at March 31, 2009 through June 30, 2009. In the event of default the lenders may, among other remedies, demand immediate repayment of all outstanding borrowings under the senior credit facility. Amounts outstanding under the Company’s senior credit facility have been classified as current liabilities as of March 31, 2009 because the Company has not obtained a waiver beyond one year of the balance sheet date. In addition, the Company’s senior and senior subordinated notes have been classified as current liabilities due to cross-default provisions included in the respective indentures covering these obligations.
     Interest expense, net consisted of the following:

Three months ended March 31,	2009	2008
	(In thousands)
Total interest incurred	$239,830	$189,067
Interest capitalized	(68,194)	(39,278)

	$171,636	$149,789

     Under the Company’s 13% senior secured notes due 2013, upon consummation of an asset sale, such as the sale of TI described in Note 3, the Company must either a) reinvest the net after-tax proceeds, which can include committed capital expenditures, or b) make an offer to repurchase a corresponding amount of senior secured notes at par plus accrued interest.
     The Company’s long-term debt obligations contain customary covenants requiring the Company to maintain certain financial ratios. At March 31, 2009, the Company was required to maintain a maximum leverage ratio (debt to EBITDA, as defined) of 7.5:1 and a minimum coverage ratio (EBITDA to interest charges, as defined) of 2.0:1. At March 31, 2009, the Company’s leverage and interest coverage ratios were 7.9:1 and 2.4:1, respectively. As discussed above and in Note 2, the Company has obtained a waiver of the requirement to comply with these financial covenants through June 30, 2009.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
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
     Kerzner/Istithmar Joint Venture. In September 2007, the Company entered into a definitive agreement with Kerzner International and Istithmar forming a joint venture to develop a multi-billion dollar integrated resort to be located on the southwest corner of Las Vegas Boulevard and Sahara Avenue. In September 2008, the Company and its partners agreed to defer additional design and pre-construction activities and amended their joint venture agreement accordingly. In April 2009, the Company funded its $13 million share of pre-development costs to date, and was relieved of its obligation to contribute land to the joint venture. Either partner now has the right to dissolve the joint venture at any time and the design and pre-construction activities will remain postponed until such time as the partners agree to move forward with the project. The Company does not expect to move forward with this project until general economic conditions and the Company’s financial position improve.
     CityCenter completion guarantee. As discussed in Note 4, in April 2009 the Company entered into a new completion guarantee in conjunction with the CityCenter credit facility. The completion guarantee provides for additional contingent funding of construction costs in the event such funding is necessary to complete the project, and is secured by the Company’s interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land. At March 31, 2009, the Company had recorded a liability of $205 million, classified as “Other long-term obligations” in the accompanying consolidated balance sheets, equal to the fair value of its previous partial completion guarantee. The Company will measure the fair value of its new completion guarantee in the second quarter of 2009.

     Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At March 31, 2009, the Company had provided $93 million of total letters of credit, including $50 million to support bonds issued by the Economic Development Corporation of the City of Detroit, which are recorded as a liability of the Company. As discussed in Note 4, in April 2009 the Company funded its remaining equity contributions to CityCenter of $224 million through an irrevocable letter of credit, which does not count against the $250 million limit described above. Though not subject to a letter of credit, the Company has an agreement with the Nevada Gaming Control Board to maintain $112 million of availability under its senior credit facility to support normal bankroll requirements at the Company’s Nevada operations. Due to the fact that the Company borrowed the remaining available funds under its senior credit facility as described in Note 2, the Company has established separate bank accounts to hold a minimum of $112 million to support its obligation under the bankroll requirements.
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
NOTE 7 — INCOME PER SHARE OF COMMON STOCK
     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

Three months ended March 31,	2009	2008
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	276,556	288,943
Potential dilution from stock options and restricted stock	214	9,457

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	276,770	298,400

     Approximately 24.6 million and 3.6 million stock options, stock appreciation rights and restricted stock units were excluded from the calculation of diluted earnings per share in the three months ended March 31, 2009 and 2008, respectively, since including these awards would have been anti-dilutive.
NOTE 8 — COMPREHENSIVE INCOME
     Comprehensive income consisted of the following:

Three months ended March 31,	2009	2008
	(In thousands)
Net income	$105,199	$118,346
Valuation adjustment to M Resort note, net of taxes	962	—
Currency translation adjustments	629	(3,222)
Other	165	—

	$106,955	$115,124

NOTE 9 — STOCKHOLDERS’ EQUITY
     Tender Offer. In February 2008, the Company and a wholly-owned subsidiary of Dubai World completed a joint tender offer to purchase 15 million shares of Company common stock at a price of $80 per share. The Company purchased 8.5 million shares at a total purchase price of $680 million.
     Stock repurchases. In addition to the tender offer, the Company repurchased 7.0 million shares of common stock in the three months ended March 31, 2008, at a total cost of $427 million. The Company did not repurchase common stock during the three months ended March 31, 2009. At March 31, 2009, the Company had 20 million shares available for repurchase under its May 2008 authorization.

NOTE 10 — STOCK-BASED COMPENSATION
     Activity under share-based payment plans. As of March 31, 2009, the aggregate number of share-based awards available for grant under the Company’s omnibus incentive plan was 18 million. A summary of activity under the Company’s share-based payment plans for the three months ended March 31, 2009 is presented below:
Stock options and stock appreciation rights (“SARs”)

		Weighted
		Average
	Shares	Exercise
	(000’s)	Price
Outstanding at January 1, 2009	25,210	$26.98
Granted	74	16.10
Exercised	(53)	12.74
Forfeited or expired	(1,362)	27.22

Outstanding at March 31, 2009	23,869	26.95

Exercisable at March 31, 2009	15,328	23.37

     As of March 31, 2009, there was a total of $48 million of unamortized compensation related to stock options and stock appreciation rights expected to vest, which is expected to be recognized over a weighted-average period of 2.0 years.
Restricted stock units (“RSUs”)

		Weighted
		Average
	Shares	Grant-Date
	(000’s)	Fair Value
Nonvested at January 1, 2009	1,054	$18.93
Granted	6	16.10
Vested	—	—
Forfeited	(25)	18.94

Nonvested at March 31, 2009	1,035	18.92

     As of March 31, 2009, there was a total of $67 million of unamortized compensation related to RSUs which is expected to be recognized over a weighted-average period of 2.2 years. Certain RSUs granted to certain corporate executives are subject to certain performance requirements determined by the Committee.
     The following table includes additional information related to stock options and SARs:

Three months ended March 31,	2009	2008
	(In thousands)
Intrinsic value of stock options and SARs exercised	$169	$22,871
Income tax benefit from stock options and SARs exercised	59	7,967
Proceeds from stock option exercises	632	6,395
     Recognition of compensation cost. Compensation cost was recognized as follows:

Three months ended March 31,	2009	2008
	(In thousands)
Compensation cost:
Stock options and SARs	$5,347	$12,609
RSUs	5,099	—

Total compensation cost	10,446	12,609
Less: CityCenter reimbursed cost	(1,689)	(1,367)
Less: Compensation cost capitalized	(23)	(39)

Compensation cost recognized as expense	8,734	11,203
Less: Related tax benefit	(3,018)	(3,847)

Compensation expense, net of tax benefit	$5,716	$7,356

     Compensation cost for stock options and SARs is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

Three months ended March 31,	2009	2008
Expected volatility	74%	37%
Expected term	4.7 years	4.5 years
Expected dividend yield	0%	0%
Risk-free interest rate	1.6%	2.5%
Forfeiture rate	3.4%	3.4%
Weighted-average fair value of options granted	$9.46	$22.79
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
NOTE 11 — PROPERTY TRANSACTIONS, NET
     Net property transactions consisted of the following:

Three months ended March 31,	2009	2008
	(In thousands)
Write-downs and impairments	$2,028	$2,643
Insurance recoveries	(7,186)	—
Demolition costs	—	84
Gain on sale of TI	(190,370)	—
Net losses on sale or disposal of fixed assets	403	49

	$(195,125)	$2,776

     Write-downs and impairments in 2009 primarily related to the write-off of several abandoned capital projects. Insurance recoveries related to the Monte Carlo fire — See Note 1. Write-downs and impairments in 2008 primarily related to a damaged marquee sign at Bellagio and assets written off in conjunction with retail store changes at Mandalay Bay.
NOTE 12 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION
     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of March 31, 2009 and December 31, 2008 and for the three month periods ended March 31, 2009 and 2008 is as follows:
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At March 31, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$1,269,979	$715,033	$105,852	$—	$2,090,864
Property and equipment, net	—	15,353,735	726,111	(11,972)	16,067,874
Investments in subsidiaries	19,216,985	635,564	—	(19,852,549)	—
Investments in and advances to unconsolidated affiliates	—	4,441,570	247,550	—	4,689,120
Other non-current assets	297,494	581,439	114,858	—	993,791

	$20,784,458	$21,727,341	$1,194,371	$(19,864,521)	$23,841,649

Current liabilities	$730,120	$844,083	$84,433	$—	$1,658,636
Current portion of long-term debt	13,048,209	912,883	395,400	—	14,356,492
Intercompany accounts	(748,248)	670,411	77,837	—	—
Deferred income taxes	3,340,759	—	—	—	3,340,759
Long-term debt	—	3,990	—	—	3,990
Other long-term obligations	323,452	67,017	1,137	—	391,606
Stockholders’ equity	4,090,166	19,228,957	635,564	(19,864,521)	4,090,166

	$20,784,458	$21,727,341	$1,194,371	$(19,864,521)	$23,841,649

	At December 31, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$126,009	$1,346,094	$60,927	$—	$1,533,030
Property and equipment, net	—	15,564,669	736,457	(11,972)	16,289,154
Investments in subsidiaries	18,920,844	625,790	—	(19,546,634)	—
Investments in and advances to unconsolidated affiliates	—	4,389,058	253,807	—	4,642,865
Other non-current assets	194,793	500,717	114,157	—	809,667

	$19,241,646	$22,426,328	$1,165,348	$(19,558,606)	$23,274,716

Current liabilities	$863,038	$1,055,921	$36,003	$—	$1,954,962
Current portion of long-term debt	820,894	226,720	—	—	1,047,614
Intercompany accounts	(1,501,070)	1,451,897	49,173	—	—
Deferred income taxes	3,441,198	—	—	—	3,441,198
Long-term debt	11,320,620	692,332	403,600	—	12,416,552
Other long-term obligations	322,605	66,642	50,782	—	440,029
Stockholders’ equity	3,974,361	18,932,816	625,790	(19,558,606)	3,974,361

	$19,241,646	$22,426,328	$1,165,348	$(19,558,606)	$23,274,716

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended March 31, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,355,077	$143,718	$—	$1,498,795
Equity in subsidiaries’ earnings	321,923	15,047	—	(336,970)	—
Expenses:
Casino and hotel operations	3,382	803,682	76,776	—	883,840
General and administrative	1,866	235,323	23,608	—	260,797
Corporate expense	6,385	17,964	12	—	24,361
Preopening and start-up expenses	466	7,605	—	—	8,071
Restructuring costs	—	443	—	—	443
Property transactions, net	—	(195,125)	—	—	(195,125)
Depreciation and amortization	1,183	164,960	10,715	—	176,858

	13,282	1,034,852	111,111	—	1,159,245

Income from unconsolidated affiliates	—	19,152	(3,603)	—	15,549

Operating income	308,641	354,424	29,004	(336,970)	355,099
Interest income (expense), net	(151,715)	(12,054)	(3,485)	—	(167,254)
Other, net	12,944	(16,206)	(9,207)	—	(12,469)

Income before income taxes	169,870	326,164	16,312	(336,970)	175,376
Provision for income taxes	(64,671)	(4,241)	(1,265)	—	(70,177)

Net income	$105,199	$321,923	$15,047	$(336,970)	$105,199

	For the Three Months Ended March 31, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,733,987	$149,646	$—	$1,883,633
Equity in subsidiaries’ earnings	306,733	18,920	—	(325,653)	—
Expenses:
Casino and hotel operations	3,762	932,979	84,283	—	1,021,024
General and administrative	2,725	289,396	28,253	—	320,374
Corporate expense	4,431	27,629	390	—	32,450
Preopening and start-up expenses	—	4,970	194	—	5,164
Restructuring costs	—	329	—	—	329
Property transactions, net	(280)	3,048	8	—	2,776
Depreciation and amortization	449	179,539	14,351	—	194,339

	11,087	1,437,890	127,479	—	1,576,456

Income from unconsolidated affiliates	—	24,218	9,893	—	34,111

Operating income	295,646	339,235	32,060	(325,653)	341,288
Interest income (expense), net	(119,861)	(22,268)	(4,194)	—	(146,323)
Other, net	3,815	(5,853)	(7,623)	—	(9,661)

Income before income taxes	179,600	311,114	20,243	(325,653)	185,304
Provision for income taxes	(61,254)	(4,381)	(1,323)	—	(66,958)

Net income	$118,346	$306,733	$18,920	$(325,653)	$118,346

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Three Months Ended March 31, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(104,874)	$208,090	$31,047	$—	$134,263

Cash flows from investing activities
Capital expenditures, net	—	(58,140)	(367)	—	(58,507)
Proceeds from sale of Treasure Island, net	—	589,587	—	—	589,587
Advance to Infinity World	—	(100,000)	—	—	(100,000)
Investments in and advances to unconsolidated affiliates	—	(383,590)	—	—	(383,590)
Property damage insurance recoveries	—	2,542	—	—	2,542
Other	—	(3,807)	—	—	(3,807)

Net cash provided by (used in) investing activities	—	46,592	(367)	—	46,225

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities — maturities of 90 days or less	(3,276,400)	—	(213,600)	—	(3,490,000)
Borrowings under bank credit facilities — maturities longer than 90 days	6,211,492	—	395,400	—	6,606,892
Repayments under bank credit facilities — maturities longer than 90 days	(2,030,000)	—	(190,000)	—	(2,220,000)
Debt issuance costs	(21,895)	—	—	—	(21,895)
Issuance of common stock upon exercise of stock options	632	—	—	—	632
Intercompany accounts	338,524	(363,028)	24,504	—	—
Other	(334)	15	(15)	—	(334)

Net cash provided by (used in) financing activities	1,222,019	(363,013)	16,289	—	875,295

Cash and cash equivalents
Net increase (decrease) for the period	1,117,145	(108,331)	46,969	—	1,055,783
Change in cash related to assets held for sale	—	14,154	—	—	14,154
Balance, beginning of period	(2,444)	267,602	30,486	—	295,644

Balance, end of period	$1,114,701	$173,425	$77,455	$—	$1,365,581

	For the Three Months Ended March 31, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(499,102)	$370,585	$4,195	$—	$(124,322)

Cash flows from investing activities
Capital expenditures, net	—	(243,933)	(5,410)	—	(249,343)
Investments in and advances to unconsolidated affiliates	—	(227,184)	—	—	(227,184)
Property damage insurance recoveries	—	11,361	—	—	11,361
Other	—	(8,498)	—	—	(8,498)

Net cash provided by (used in) investing activities	—	(468,254)	(5,410)	—	(473,664)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities — maturities of 90 days or less	521,000	—	(14,450)	—	506,550
Borrowings under bank credit facilities — maturities longer than 90 days	3,030,000	—	—	—	3,030,000
Repayments under bank credit facilities — maturities longer than 90 days	(1,750,000)	—	—	—	(1,750,000)
Retirement of senior notes	—	(180,442)	—	—	(180,442)
Issuance of common stock upon exercise of stock options	6,395	—	—	—	6,395
Repurchase of common stock	(1,107,166)	—	—	—	(1,107,166)
Excess tax benefits from exercise of stock options	7,072	—	—	—	7,072
Intercompany accounts	(169,478)	153,497	15,981	—	—
Other	—	(82)	(14)	—	(96)

Net cash provided by (used in) financing activities	537,823	(27,027)	1,517	—	512,313

Cash and cash equivalents
Net increase (decrease) for the period	38,721	(124,696)	302	—	(85,673)
Change in cash related to assets held for sale	—	1,028	—	—	1,028
Balance, beginning of period	17,289	360,403	34,698	—	412,390

Balance, end of period	$56,010	$236,735	$35,000	$—	$327,745

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
     Liquidity and Financial Position
     We have significant indebtedness and significant financial commitments in 2009. As of March 31, 2009, we had approximately $14.4 billion of total debt. We are uncertain as to whether we will be able to generate cash flows from operations or other sources to fund our 2009 financial commitments and cannot provide any assurances that we will be able to raise additional capital to fund our anticipated expenditures in 2009.
     In late February 2009, we borrowed $842 million under our senior credit facility, which amount represented — after giving effect to $93 million in outstanding letters of credit — the total amount of unused borrowing capacity available under our $7.0 billion senior credit facility. In connection with the waivers and amendments, discussed below, we repaid $300 million on March 17, 2009 and $100 million on April 29, 2009 under the senior credit facility. Such amounts are not available for reborrowing without the consent of the lenders. We have no other existing sources of borrowing availability, except to the extent we pay down further amounts outstanding under the senior credit facility.
     As of March 31, 2009, we were not in compliance with the financial covenants under our senior credit facility. On March 16, 2009, we entered into an amendment and waiver to our senior credit facility, which provided for, among other conditions, a waiver of the requirement that we comply with such financial covenants through May 15, 2009. In addition to the March 16, 2009 amendment and waiver, we entered into certain subsequent amendments to the senior credit facility allowing for additional investments in CityCenter and, on April 29, 2009, we entered into a further amendment and waiver through June 30, 2009 which provided for the following:
•	We were able to fulfill our remaining equity commitment to CityCenter through the issuance of an irrevocable letter of credit in the amount of $224 million and entered into a revised completion guarantee to CityCenter;

•	We granted security interests in the assets of Gold Strike Tunica and certain undeveloped land on the Las Vegas Strip, subject to gaming and other approvals, to secure debt under the facility in an amount up to $300 million;

•	MGM Grand Detroit, which is a co-borrower under the senior credit facility, agreed to grant the lenders a security interest in its assets to secure its borrowings under the facility, subject to gaming and other approvals.
     Following expiration of the current waiver on June 30, 2009, we will be subject to an event of default related to the noncompliance with financial covenants under the senior credit facility at March 31, 2009. Under the terms of the senior credit facility, noncompliance with such financial covenants is an event of default, under which the lenders (with a vote of more than 50% of the lenders) may exercise any or all of the following remedies:
•	Terminate their commitments to fund additional borrowings;

•	Require cash collateral for outstanding letters of credit;

•	Demand immediate repayment of all outstanding borrowings under the senior credit facility;

•	Decline to release subsidiary guarantees, which would impact our ability to execute asset dispositions.
     In addition, there are provisions in our indentures governing our senior and senior subordinated notes under which a) the event of default under the senior secured credit facility, or b) the remedies under an event of default under the senior credit facility, would cause an event of default under the relevant senior and senior subordinated notes, which would allow holders of our senior and senior subordinated notes to demand immediate repayment and decline to release subsidiary guarantees. If the lenders exercise any or all such rights, we may determine to seek relief through a filing under the U.S. Bankruptcy Code.
     The conditions and events described above raise a substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern. Management’s plans in regard to these matters are described below.

     We intend to work with our lenders to obtain additional waivers or amendments prior to June 30, 2009 to address future noncompliance with the senior credit facility; however, we can provide no assurance that we will be able to secure such waivers or amendments. We have also retained the services of outside advisors to assist us in instituting and implementing any required programs to accomplish management’s objectives. We are evaluating the possibility of a) disposing of certain assets, b) raising additional debt and/or equity capital, and c) modifying or extending our long-term debt. However, there can be no assurance that we will be successful in achieving our objectives.
     Current Operations
     At March 31, 2009, our primary operations consisted of 16 wholly-owned casino resorts and 50% investments in four other casino resorts, including:

Las Vegas, Nevada:	Bellagio, MGM Grand Las Vegas, Mandalay Bay, Mirage, Luxor, New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas, and Slots-A-Fun.

Other:	Circus Circus Reno and Silver Legacy (50% owned) in Reno, Nevada; Gold Strike in Jean, Nevada; Railroad Pass in Henderson, Nevada; MGM Grand Detroit; Beau Rivage in Biloxi, Mississippi and Gold Strike Tunica in Tunica, Mississippi; Borgata (50% owned) in Atlantic City, New Jersey; Grand Victoria (50% owned) in Elgin, Illinois; and MGM Grand Macau (50% owned).
     Other operations include the Shadow Creek golf course in North Las Vegas; the Primm Valley Golf Club at the California state line; and Fallen Oak golf course in Saucier, Mississippi. In March 2009, we completed the sale of TI — see “Other Factors Affecting Liquidity.”
     We own 50% of CityCenter, currently under development on a 67-acre site on the Las Vegas Strip, between Bellagio and Monte Carlo. Infinity World Development Corp (“Infinity World”), a wholly-owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity, owns the other 50% of CityCenter. CityCenter will feature a 4,000-room casino resort designed by world-famous architect Cesar Pelli; two 400-room non-gaming boutique hotels, one of which will be managed by luxury hotelier Mandarin Oriental; approximately 425,000 square feet of retail shops, dining and entertainment venues; and approximately 2.1 million square feet of residential space in approximately 2,400 luxury condominium and condominium-hotel units in multiple towers. CityCenter is expected to open in late 2009, except the opening of The Harmon Hotel & Spa has been postponed until such time as the Company and Infinity World mutually agree to proceed with its completion, and the development of the approximately 200 Harmon residential units has been cancelled. We are serving as the developer of CityCenter and, upon completion of construction, we will manage CityCenter for a fee.
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
     As a resort-based company, our operating results are highly dependent on the volume of customers at our resorts, which in turn impacts the price we can charge for our hotel rooms and other amenities. We also generate a significant portion of our operating income from high-end gaming customers, which can cause variability in our results. Key performance indicators related to revenue are:
•	Casino revenue indicators — table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games win percentage is in the range of 18% to 22% of table games drop and our normal slots win percentage is in the range of 6.5% to 7.5% of slots handle;

•	Rooms revenue indicators — hotel occupancy (volume indicator); average daily rate (“ADR,” price indicator); revenue per available room (“REVPAR”), a summary measure of hotel results combining ADR and occupancy rate.

     Most of our revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our resorts generate significant operating cash flow. Our industry is capital intensive and we rely heavily on the ability of our resorts to generate operating cash flow to repay debt financing, fund maintenance capital expenditures, and provide excess cash for future development.
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
     Our results of operations do not tend to be seasonal in nature, though a variety of factors may affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our high-end customers, and the level of play during major holidays, including New Year and Chinese New Year. We market to different customer segments to manage our hotel occupancy, such as targeting large conventions to ensure mid-week occupancy. Our results do not depend on key individual customers, though our success in marketing to customer groups, such as convention customers, or the financial health of customer segments, such as business travelers or high-end gaming customers from a particular country or region, can impact our results. In addition, our operating income is significantly impacted by room rates we are able to yield at our resorts.
     Impact of Current Economic Conditions and Credit Markets on Results of Operations
     The current state of the United States economy has negatively impacted our results of operations since 2008 and we expect these impacts to continue during 2009. The decrease in liquidity in the credit markets which began in late 2007 and accelerated in late 2008 has also significantly impacted our Company.
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
     Because of these economic conditions, we have increasingly focused on managing costs. For example, we have reduced our salaried management positions; we did not pay discretionary bonuses in 2008 due to not meeting our internal profit targets; we suspended Company contributions to our 401(k) plan and our nonqualified deferred compensation plans; we rescinded cost of living increases for non-union employees; and we have been managing staffing levels across all our resorts. The average number of full-time equivalents at our resorts decreased 16% for the first quarter of 2009 versus the 2008 first quarter. We continue to review costs at the corporate and operating levels to identify further opportunities for cost reductions.

     Additionally, our results of operations are impacted by decisions we make related to our capital allocation, our access to capital, and our cost of capital — all of which are impacted by the uncertain state of the global economy and the continued instability in the capital markets. For example:
•	In connection with the September 2008 and March 2009 amendments to our bank credit facility we will incur higher interest costs;

•	Our November 2008 senior secured notes offering was completed at a higher interest rate than our existing fixed-rate indebtedness;

•	We will incur high interest costs as a result of the additional borrowings under our senior credit facility discussed above;

•	In February and March 2009, all of the major credit rating agencies — Moody’s, Standard & Poors, and Fitch — downgraded the rating on our long-term debt. These rating downgrades may make it more difficult to obtain debt financing or may increase the cost of our future debt financing; and

•	Based on our current financial situation, we may be required to alter our working capital management practices to, for instance, post cash collateral for purchases or pay vendors on different terms than we have in the past.
Results of Operations
     The following discussion is based on our consolidated financial statements for the three months ended March 2009 and 2008. In addition to the pervasive economic factors discussed above, comparability of our results was impacted by the closure of Monte Carlo from January 25, 2008 through February 14, 2008 due to a rooftop fire. Monte Carlo earned operating income of $23 million for the three months ended March 31, 2009, which included $22 million of insurance recovery income, compared to $8 million for the three months ended March 31, 2008.
     Our net revenue decreased 20% compared to the prior year. Revenues were negatively impacted by increased convention cancellations and continued decline in discretionary spending due to the weakened economy. The convention cancellations forced the Company to shift hotel business to the leisure segment at lower rates to maximize occupancy levels. Gaming and other sources of revenue continues to be impacted by lower visitor spending and reduced occupancy at our resorts during the first quarter of 2009. Our regional resorts generally performed better relative to the Las Vegas Strip resorts. Operating income increased 49% at MGM Grand Detroit and 24% at the Company’s Mississippi resorts compared to the prior year.
     Operating income for the first quarter of 2009 was $355 million compared to $341 million in the first quarter of 2008. The current year results include a pre-tax gain of $190 million on the TI sale and $22 million of insurance recoveries related to the Monte Carlo fire. Operating income decreased 56% excluding these items and the impact from higher preopening expenses and other property transactions. On a comparable basis, our operating margin decreased to 10% from 19% in the 2008 first quarter, and was significantly impacted by lower average room rates and the sharp drop in convention volumes in the early part of the quarter. As discussed above, we have implemented many cost saving measures which have partially alleviated the pressure on our operating margins driven by the decreased revenues.
     Operating Results — Detailed Revenue Information
     The following table presents details of our net revenues:

	Three Months Ended March 31,
		Percentage
	2009	Change	2008
	(In thousands)
Casino revenue, net:
Table games	$243,973	(21%)	$308,348
Slots	397,333	(12%)	453,665
Other	23,421	(18%)	28,451

Casino revenue, net	664,727	(16%)	790,464

Non-casino revenue:
Rooms	355,044	(32%)	518,741
Food and beverage	338,397	(16%)	402,392
Entertainment, retail and other	303,379	(13%)	346,848

Non-casino revenue	996,820	(21%)	1,267,981

	1,661,547	(19%)	2,058,445
Less: Promotional allowances	(162,752)	(7%)	(174,812)

	$1,498,795	(20%)	$1,883,633

     Table games volume, excluding baccarat, decreased 20% compared to the prior year; the high-end of the gaming market was more resilient, with baccarat volume down only 1%. Table games hold percentages were near the top end of the Company’s normal range in both periods, and slightly lower in 2009. Slots revenue decreased 18% on the Las Vegas Strip. Slots revenue only decreased 6% at our regional resorts.
     Room revenues decreased 32% overall, with a 34% decrease in Las Vegas Strip REVPAR. We had 49,000 more room nights available company-wide, 45,000 on the Las Vegas Strip, mostly attributable to the prior year Monte Carlo fire. The following table shows key hotel statistics for our Las Vegas Strip resorts:

Three months ended March 31,	2009	2008

Occupancy %	87%	93%
Average Daily Rate (ADR)	$117	$165
Revenue per Available Room (REVPAR)	$102	$154
     Food and beverage revenue declined 16%, a large portion of which related to a reduction in convention and banquet business. Entertainment revenue declined 12%, mainly related to a reduction in revenue generated from Cirque du Soleil production shows coupled with a reduction in convention-related production revenue. Other revenue declined 7% due to a decline in attraction revenue and a reduction in spa and salon sales.
     Operating Results — Details of Certain Charges
     Preopening and start-up expenses were $8 million in the 2009 quarter versus $5 million in 2008. The current year amount consists largely of our portion of CityCenter’s preopening expenses.
     Property transactions, net consisted of the following:

Three months ended March 31,	2009	2008
	(In thousands)
Write-downs and impairments	$2,028	$2,643
Insurance recoveries	(7,186)	—
Demolition costs	—	84
Gain on sale of TI	(190,370)	—
Net (gains) losses on sale or disposal of fixed assets	403	49

	$(195,125)	$2,776

     Write-downs and impairments in 2009 primarily related to the write-off of several abandoned capital projects. Insurance recoveries relate to property damage income for the Monte Carlo fire. Write-downs and impairments in 2008 primarily related to a damaged marquee sign at Bellagio and assets written off in conjunction with retail store changes at Mandalay Bay.
     Operating Results — Income from Unconsolidated Affiliates
     Income from unconsolidated affiliates decreased by $19 million in the quarter related to reductions in income at MGM Grand Macau and Borgata.
     Non-operating Results
     Net interest expense increased to $172 million in the 2009 first quarter from $150 million in the 2008 period. Gross interest expense increased by $51 million due to an increase in total debt outstanding, higher borrowing rates under our senior credit facility, the 13% interest rate on our senior secured notes issued in October 2008, and interest related to our CityCenter delayed equity contributions. Capitalized interest increased to $68 million from $39 million in 2008 due to additional interest capitalized on our CityCenter investment and capitalized interest related to our CityCenter delayed equity contribution.

Liquidity and Capital Resources
     Cash Flows — Operating Activities
     Cash provided by operating activities was $134 million for the three months ended March 31, 2009, compared to cash used in operations of $124 million in the prior year period. The prior year period included a significant income tax payment made in the first quarter of 2008 related to the contribution of CityCenter to a joint venture. At March 31, 2009, we held cash and cash equivalents of $1.4 billion.
     Cash Flows — Investing Activities
     Capital expenditures of $59 million in 2009 were primarily maintenance capital expenditures and our portion of the construction costs related to the people mover connecting Monte Carlo and Bellagio to CityCenter. In the 2008 quarter, capital expenditures primarily consisted of room remodel costs, primarily at The Mirage, TI, and Excalibur; trailing payments on the construction of MGM Grand Detroit; payments for corporate aircraft; payments for the showroom Believe at Luxor; and other routine capital expenditures.
     During the first quarter of 2009, we received $590 million of net proceeds from the sale of TI and funded $437 million to CityCenter, of which $100 million was funded on behalf of Infinity World.
     Cash Flows — Financing Activities
     In the quarter ended March 31, 2009, we borrowed net debt of $897 million. During the first quarter of 2008, we completed, along with a wholly-owned subsidiary of Dubai World, a joint tender offer to purchase 15 million shares of the Company’s common stock at a price of $80 per share. We purchased 8.5 million shares at a total purchase price of $680 million. In addition, we repurchased 7 million shares of our common stock on the open market at a cost of $427 million during the three months ended March 31, 2008, and we repaid $180 million of 6.75% senior notes at maturity in February 2008.
     Other Factors Affecting Liquidity
     Long-term debt payable in 2009. We have $226 million of principal of senior notes due in July 2009 and $820 million of principal of senior notes due in October 2009.
     City Center. In April 2009, we and Dubai World entered into an amended and restated joint venture agreement. Also in April 2009, CityCenter and its lenders entered into an amendment to the bank credit facility. Under the terms of these agreements, CityCenter’s lenders funded the full $1.8 billion credit facility and we and Dubai World funded our remaining equity contributions through irrevocable letters of credit, our portion of which totaled $224 million. Construction expenditures will be funded by the credit facility and the letters of credit on a pro rata basis. The letters of credit will be drawn as follows: Infinity World for the first $135 million, our portion for the next $224 million and Infinity World for the final $359 million. Under the amended joint venture agreement the provisions for distributions allow the first $494 million of available distributions to be distributed on a priority basis to Infinity World, with the next $494 million of distributions made to us, and distributions shared equally thereafter.
     In conjunction with these amendments, the completion guarantees were also amended to a) relieve Dubai World of its completion guarantee as amounts are funded from its letter of credit, and b) require an unlimited completion and cost overrun guarantee from us, secured by our interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land.
     Sale of TI. On March 20, 2009, we closed the sale of the TI to Ruffin Acquisition, LLC. At closing, we received $600 million in cash proceeds and a $175 million secured note bearing interest at 10% payable not later than 36 months after closing. Ruffin Acquisition exercised its option, provided for by an amendment to the purchase agreement, to prepay the note on or before April 30, 2009 and receive a $20 million discount on the purchase price. In connection with the sale of TI, TI was released as a guarantor of the outstanding indebtedness of the Company and its subsidiaries. Under the terms of our 13% senior secured notes, within 360 days of the receipt of the proceeds from the TI sale we must either invest such proceeds in qualifying investments, which includes capital expenditures, or offer to repurchase the senior notes at par.

Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate borrowings and short-term borrowings under our bank credit facilities. A change in interest rates generally does not have an impact upon our future earnings and cash flow for fixed-rate debt instruments. As fixed-rate debt matures, however, and if additional debt is acquired to fund the debt repayment, future earnings and cash flow may be affected by changes in interest rates. This effect would be realized in the periods subsequent to the periods when the debt matures.
     As of March 31, 2009, long-term variable rate borrowings represented approximately 46% of our total borrowings. Assuming a 100 basis-point change in LIBOR at March 31, 2009, our annual interest cost would change by approximately $66 million. The following table provides additional information about our long-term debt subject to changes in interest rates.

								Fair Value
	Debt maturing in,							March 31,
	2009	2010	2011	2012	2013	Thereafter	Total	2009
	(In millions)
Fixed rate	$1,048	$1,087	$531	$545	$1,339	$3,195	$7,745	$3,149
Average interest rate	6.1%	8.7%	7.9%	6.8%	10.1%	7.0%	7.7%
Variable rate	$—	$—	$6,607	$—	$—	$—	$6,607	$3,303
Average interest rate	N/A	N/A	4.8%	N/A	N/A	N/A	4.8%
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

Item 4. Controls and Procedures
     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2009. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.
     During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant developments in any of the cases disclosed in our Form 10-K in the three months ended March 31, 2009.
Item 1A. Risk Factors
     A complete description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to those factors in the three months ended March 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. We did not repurchase shares of our common stock during the quarter ended March 31, 2009. The maximum number of available for repurchase as under our May 2008 repurchase program was 20 million as of March 31, 2009.
Item 6. Exhibits
10.1	Amended and Restated Limited Liability Company Agreement of CityCenter Holdings, LLC, dated April 29, 2009, by and between Project CC, LLC and Infinity World Development Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2009 (the “April 2009 8-K”)).

10.2	Amendment No. 1 to the Sponsor Contribution Agreement, dated April 29, 2009, among MGM MIRAGE, CityCenter Holdings, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the April 2009 8-K).

10.3	Amended and Restated Sponsor Completion Guarantee, dated April 29, 2009, among MGM MIRAGE, CityCenter Holdings, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the April 2009 8-K).

10.4	Amendment No. 5 and Waiver, dated April 29, 2009, by and among MGM MIRAGE, as borrower; MGM Grand Detroit, LLC, as co-borrower; the Lenders and Co-Documentation Agents named therein; Bank of America, N.A., as Administrative Agent; the Royal Bank of Scotland PLC, as Syndication Agent; Bank of America Securities LLC and The Royal Bank of Scotland PLC, as Joint Lead Arrangers; and Bank of America Securities LLC, The Royal Bank of Scotland PLC, J.P. Morgan Securities Inc., Citibank North America, Inc. and Deutsche Bank Securities Inc. as Joint Book Managers (incorporated by reference to Exhibit 10.4 to the April 2009 8-K).

10.5	Amendment No. 4, dated April 9, 2009, to the Fifth Amended and Restated Loan Agreement dated as of October 3, 2006, by and among MGM MIRAGE, as borrower; MGM Grand Detroit, LLC, as co-borrower; the Lenders and Co-Documentation Agents named therein; Bank of America, N.A., as Administrative Agent; the Royal Bank of Scotland PLC, as Syndication Agent; Bank of America Securities LLC and The Royal Bank of Scotland PLC, as Joint Lead Arrangers; and Bank of America Securities LLC, The Royal Bank of Scotland PLC, J.P. Morgan Securities Inc., Citibank North America, Inc. and Deutsche Bank Securities Inc. as Joint Book Managers. (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated April 9, 2009).

10.6	Amendment No. 3, dated March 26, 2009, to the Fifth Amended and Restated Loan Agreement dated as of October 3, 2006, by and among MGM MIRAGE, as borrower; MGM Grand Detroit, LLC, as co-borrower; the Lenders and Co-Documentation Agents named therein; Bank of America, N.A., as Administrative Agent; the Royal Bank of Scotland PLC, as Syndication Agent; Bank of America Securities LLC and The Royal Bank of Scotland PLC, as Joint Lead Arrangers; and Bank of America Securities LLC, The Royal Bank of Scotland PLC, J.P. Morgan Securities Inc., Citibank North America, Inc. and Deutsche Bank Securities Inc. as Joint Book Managers. (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated March 26, 2009).

10.7	Amendment No. 2 and Waiver, dated March 16, 2009, to the Fifth Amended and Restated Loan Agreement dated as of October 3, 2006, by and among MGM MIRAGE, as borrower; MGM Grand Detroit, LLC, as co-borrower; the Lenders and Co-Documentation Agents named therein; Bank of America, N.A., as Administrative Agent; the Royal Bank of Scotland PLC, as Syndication Agent; Bank of America Securities LLC and The Royal Bank of Scotland PLC, as Joint Lead Arrangers; and Bank of America Securities LLC, The Royal Bank of Scotland PLC, J.P. Morgan Securities Inc., Citibank North America, Inc. and Deutsche Bank Securities Inc. as Joint Book Managers. (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated March 16, 2009).

10.8	Amended and Restated 2005 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated April 3, 2009).

10.9	Employment Agreement, effective as of April 6, 2009, between the Company and James J. Murren. (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K/A dated April 6, 2009).

10.10	Amendment No. 2, dated April 29, 2009, to the Operating Agreement of IKM JV, LLC (incorporate by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated April 29, 2009).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE
Date: May 11, 2009	By:	/s/ JAMES J. MURREN
James J. Murren
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: May 11, 2009		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President and Chief Financial Officer (Principal Financial Officer)