Form 10-Q
period 2009-06-30
MGM MIRAGE
filed 2009-08-07
CIK 789570

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, $.01 par value	Outstanding at August 5, 2009 441,154,660 shares

MGM MIRAGE AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$411,356	$295,644
Accounts receivable, net	287,862	303,416
Inventories	100,401	111,505
Income tax receivable	134,367	64,685
Deferred income taxes	58,476	63,153
Prepaid expenses and other	82,858	155,652
Assets held for sale	—	538,975

Total current assets	1,075,320	1,533,030

Property and equipment, net	15,924,679	16,289,154

Other assets
Investments in and advances to unconsolidated affiliates	4,600,375	4,642,865
Goodwill	86,353	86,353
Other intangible assets, net	345,699	347,209
Deposits and other assets, net	377,499	376,105

Total other assets	5,409,926	5,452,532

	$22,409,925	$23,274,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$117,254	$142,693
Construction payable	22,096	45,103
Current portion of long term debt	—	1,047,614
Accrued interest on long-term debt	193,230	187,597
Other accrued liabilities	899,381	1,549,296
Liabilities related to assets held for sale	—	30,273

Total current liabilities	1,231,961	3,002,576

Deferred income taxes	3,581,454	3,441,198
Long-term debt	12,364,839	12,416,552
Other long-term obligations	186,741	440,029

Commitments and contingencies (Note 6)

Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares; issued 441,007,329 and 369,283,995 shares; outstanding 441,007,329 and 276,506,968 shares	4,410	3,693
Capital in excess of par value	3,487,329	4,018,410
Treasury stock, at cost: 0 and 92,777,027 shares	—	(3,355,963)
Retained earnings	1,554,838	3,365,122
Accumulated other comprehensive loss	(1,647)	(56,901)

Total stockholders’ equity	5,044,930	3,974,361

	$22,409,925	$23,274,716

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Casino	$625,570	$742,183	$1,290,297	$1,532,647
Rooms	350,295	523,530	705,339	1,042,271
Food and beverage	357,859	431,563	696,256	833,955
Entertainment	123,373	138,030	241,430	272,868
Retail	54,311	68,818	102,260	132,855
Other	143,802	155,984	281,175	303,957

	1,655,210	2,060,108	3,316,757	4,118,553
Less: Promotional allowances	(161,055)	(164,389)	(323,807)	(339,201)

	1,494,155	1,895,719	2,992,950	3,779,352

Expenses
Casino	349,831	400,979	725,348	817,542
Rooms	106,147	139,736	216,974	276,533
Food and beverage	199,032	246,799	393,359	483,071
Entertainment	88,622	98,286	176,364	193,950
Retail	34,455	42,495	66,076	85,659
Other	85,495	96,196	169,301	188,760
General and administrative	273,567	323,811	534,364	644,185
Corporate expense	43,006	26,621	67,367	59,071
Preopening and start-up expenses	9,410	6,957	17,481	12,121
Restructuring costs	50	—	493	329
Property transactions, net	3,248	(118)	(191,877)	2,658
Depreciation and amortization	174,368	197,218	351,226	391,557

	1,367,231	1,578,980	2,526,476	3,155,436

Income from unconsolidated affiliates	4,175	17,045	19,724	51,156

Operating income	131,099	333,784	486,198	675,072

Non-operating income (expense)
Interest income	6,296	3,680	10,678	7,146
Interest expense, net	(201,287)	(145,304)	(372,923)	(295,093)
Non-operating items from unconsolidated affiliates	(12,314)	(7,288)	(23,445)	(17,179)
Other, net	(234,181)	(1,564)	(235,519)	(1,334)

	(441,486)	(150,476)	(621,209)	(306,460)

Income (loss) before income taxes	(310,387)	183,308	(135,011)	368,612
Benefit (provision) for income taxes	97,812	(70,207)	27,635	(137,165)

Net income (loss)	$(212,575)	$113,101	$(107,376)	$231,447

Income (loss) per share of common stock
Basic	$(0.60)	$0.41	$(0.34)	$0.82

Diluted	$(0.60)	$0.40	$(0.34)	$0.79

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(107,376)	$231,447
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	351,226	391,557
Amortization of debt discounts, premiums and issuance costs	18,512	1,023
Loss on retirement of long-term debt	58,265	—
Provision for doubtful accounts	31,488	39,168
Stock-based compensation	17,756	20,795
Business interruption insurance — lost profits	(15,115)	(9,146)
Business interruption insurance — costs recovery	—	(26,645)
Property transactions, net	(191,877)	2,658
Convertible note impairment	175,690	—
(Income) loss from unconsolidated affiliates	20,450	(22,821)
Distributions from unconsolidated affiliates	32,331	45,204
Deferred income taxes	117,561	(26,757)
Change in current assets and liabilities
Accounts receivable	(18,697)	7,631
Inventories	7,979	1,160
Income taxes receivable and payable	(72,354)	(284,486)
Prepaid expenses and other	3,684	10,641
Accounts payable and accrued liabilities	(52,889)	(133,513)
Business interruption insurance recoveries	16,391	28,891
Other	(4,996)	(20,394)

Net cash provided by operating activities	388,029	256,413

Cash flows from investing activities
Capital expenditures, net of construction payable	(93,514)	(479,207)
Proceeds from sale of Treasure Island, net	746,266	—
Dispositions of property and equipment	153	99
Investments in and advances to unconsolidated affiliates	(757,731)	(557,689)
Property damage insurance recoveries	7,186	21,109
Other	(4,656)	(34)

Net cash used in investing activities	(102,296)	(1,015,722)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities — maturities of 90 days or less	(2,671,119)	334,250
Borrowings under bank credit facilities — maturities longer than 90 days	6,661,492	5,190,000
Repayments under bank credit facilities — maturities longer than 90 days	(5,576,340)	(3,500,000)
Issuance of senior notes, net	1,459,120	—
Retirement of senior notes	(1,011,647)	(180,442)
Debt issuance costs	(99,991)	—
Issuance of common stock in public offering, net	1,103,737	—
Issuance of common stock upon exercise of stock options	632	11,331
Purchases of common stock	—	(1,240,857)
Excess tax benefits from stock-based compensation	—	8,898
Payment of Detroit Economic Development Corporation bonds	(49,393)	—
Other	(666)	—

Net cash provided by (used in) financing activities	(184,175)	623,180

Cash and cash equivalents
Net increase (decrease) for the period	101,558	(136,129)
Change in cash related to assets held for sale	14,154	3,734
Balance, beginning of period	295,644	412,390

Balance, end of period	$411,356	$279,995

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$348,778	$314,976
Federal, state and foreign income taxes paid, net of refunds	—	435,972

Non-cash investing and financing activities
Reduction in investment in CityCenter related to change in completion guarantee liability	$141,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
     Organization. MGM MIRAGE (the “Company”) is a Delaware corporation incorporated on January 29, 1986. As of June 30, 2009, approximately 37% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. Prior to the May 2009 issuance of common stock (see Note 2), Tracinda Corporation owned more than 50% of the outstanding shares of the Company’s common stock. As a result, Tracinda Corporation had the ability to elect the Company’s entire Board of Directors and to determine the outcome of other matters submitted to the Company’s stockholders, such as the approval of significant transactions. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, owns and/or operates casino resorts.
     The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, Mandalay Bay, The Mirage, Luxor, New York-New York, Excalibur, Monte Carlo, Circus Circus Las Vegas and Slots-A-Fun. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of over 1,500 units. Other Nevada operations include Circus Circus Reno, Gold Strike in Jean, and Railroad Pass in Henderson. The Company has a 50% investment in Silver Legacy in Reno, which is adjacent to Circus Circus Reno. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, and Primm Valley Golf Club at the California/Nevada state line. The Company owns land for future development on the North Las Vegas Strip; see Note 6 for the status of the Company’s joint venture project with Kerzner International and Istithmar planned for this site. In March 2009, the Company completed the sale of Treasure Island (“TI”) to Ruffin Acquisition, LLC — see further discussion in Note 3.
     The Company owns 50% of CityCenter, a mixed-use development on the Las Vegas Strip, between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp. (“Infinity World”), a wholly-owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. The Company is managing the development of CityCenter and will manage the operations of CityCenter for a fee. CityCenter will feature Aria, a 4,000-room casino resort; two 400-room non-gaming boutique hotels, the Mandarin Oriental, Las Vegas and The Harmon Hotel & Spa; approximately 425,000 square feet of retail shops, dining and entertainment venues; and approximately 2.1 million square feet of residential space in approximately 2,400 luxury condominium and condominium-hotel units in multiple towers. CityCenter is expected to open in late 2009, except the opening of The Harmon Hotel & Spa has been postponed until such time as the Company and Infinity World mutually agree to proceed with its completion. The Company anticipates the total cost of CityCenter, excluding costs of completing The Harmon Hotel & Spa, to be $8.5 billion, including preopening costs of $0.2 billion and financing costs of $0.3 billion.
     The Company and its local partners own and operate MGM Grand Detroit in downtown Detroit, Michigan. The Company also owns and operates two resorts in Mississippi — Beau Rivage in Biloxi, which includes the Fallen Oak golf course, and Gold Strike Tunica.
     The Company has 50% interests in three casino resorts outside of Nevada: Grand Victoria, Borgata and MGM Grand Macau. Grand Victoria is a riverboat casino in Elgin, Illinois — an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Borgata is located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey — Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. MGM Grand Macau opened on December 18, 2007 — Pansy Ho Chiu-King owns the other 50% of MGM Grand Macau. See Note 6 for further discussion related to our Borgata and Macau joint ventures.
     The Company owns additional land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, a portion of which is being utilized by Borgata, and a portion of which is planned for a wholly-owned development, MGM Grand Atlantic City — that development is currently postponed and will remain postponed until such time as general economic conditions and the Company’s financial position improve.

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
     As of June 30, 2009, the Company had received all of the proceeds from its insurance carriers related to the Monte Carlo fire and had settled its final claim for a total of $74 million. The following table shows the net pre-tax impact on the Statements of Operations for insurance recoveries from the Monte Carlo fire:

	Three Months		Six Months
For the periods ended June 30,	2009	2008	2009	2008
	(In thousands)
Reduction of general and administrative expenses	$—	$9,146	$15,115	$9,146

Reduction of property transactions, net	$—	$9,639	$7,186	$9,639

     Fair value measurement. The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities on January 1, 2008 and for non-financial assets and liabilities on January 1, 2009. The adoption of SFAS 157 for non-financial assets and liabilities did not have a material impact on the Company’s financial statements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company accounts for its financial assets and liabilities and non-financial assets and liabilities required to be measured at fair value in accordance with SFAS 157 and measures fair value using “Level 1” inputs, such as quoted prices in an active market; “Level 2” inputs, which are observable inputs for similar assets; or “Level 3” inputs, which are unobservable inputs. The Company’s significant financial assets and liabilities accounted for at fair value are:
1)	The Company’s investment in The M Resort LLC 6% convertible note maturing June 2015 and embedded call option (the “M Resort Note”). The fair value of the convertible note was previously measured using “Level 2” inputs. As of June 30, 2009, the fair value of the convertible note and embedded call option were measured using “Level 3” inputs. See below for further discussion of the valuation of the M Resort Note.

2)	The completion guarantee provided in connection with the CityCenter credit facility, discussed in Notes 4 and 6, which fair value was measured using “Level 3” inputs and based on a statistical analysis of future cash flows.
     M Resort note valuation. At March 31, 2009, the carrying value of the M Resort Note was $92 million compared to its accreted value, including accrued “paid-in-kind” interest, of $174 million. The Company had previously concluded that the decline in value was not “other-than-temporary” since a) the Company believed that projected cash flows of the M Resort — which opened on March 1, 2009 — would allow full recovery of the Company’s investment, and b) the Company had the ability and intent to hold the M Resort Note to maturity. At June 30, 2009, the Company determined that the fair value of the M Resort Note was $0, that the decline in value was “other-than-temporary,” and that the entire amount of the indicated impairment related to a credit loss as defined in FSP FAS 115-2 and FAS 124-2 (see below). The conclusion that the decline in value was “other-than-temporary” was based on the Company’s assessment of actual results since the opening of the M Resort and M Resort’s management’s revised cash flow projections since its opening, which are significantly lower than original predictions due to market and general economic conditions. Based on the conclusions above, the Company recorded a pre-tax impairment of $176 million — the accreted value as of May 31, 2009 — in the second quarter of 2009 within “Other non-operating expense.” Of that amount, $82 million was reclassified from accumulated other comprehensive loss, which amount was $53 million net of tax. As of May 31, 2009, the Company stopped recording accrued “paid-in-kind” interest.

     Recently Issued Accounting Standards
     Subsequent Events. In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, including the period after the balance sheet date during which management should evaluate for recognition or disclosure in the financial statements, circumstances under which an entity would recognize the events, and required disclosures. This standard is effective for the Company for the interim period ended June 30, 2009. SFAS 165 did not have a material effect on the Company’s consolidated financial statements.
     Amendments to FASB Interpretation No. 46(R). In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends the quantitative approach to determine the primary beneficiary of a variable interest entity (“VIE”) previously required by Interpretation No. 46(R). An enterprise must determine if its variable interest or interests give it a controlling financial interest in a VIE by evaluating whether 1) the enterprise has the power to direct activities of the VIE that have a significant impact on economic performance, and 2) the enterprise has an obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS 167 also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. This standard is effective for the Company for the annual period ended December 31, 2009. The Company is currently evaluating the impact the adoption of SFAS 167 will have on its consolidated financial statements.
     Recognition and Presentation of Other-Than-Temporary Impairments. In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP changes the recognition threshold of an other-than-temporary impairment for an entity’s debt securities. The FSP also provides guidance on calculating the amount of other-than-temporary impairment recognized in earnings and other comprehensive income. This FSP is effective for the Company for the interim period ended June 30, 2009. The adoption of the FSP did not have a material impact on the Company’s consolidated financial statements.
     Interim Disclosures About Fair Value of Financial Instruments. In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures About Fair Value of Financial Instruments.” The FSP amends Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” to require fair value disclosures in interim as well as annual reporting periods. This FSP is effective for the Company for the interim period ended June 30, 2009. The Company has included the required fair value disclosures for long-term debt in Note 5.
     Basis of presentation. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2008 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the updated annual consolidated financial statements and notes thereto for 2008, included in our Form 8-K dated June 23, 2009.
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments — which include only normal recurring adjustments — necessary to present fairly the Company’s financial position as of June 30, 2009 and the results of its operations and cash flows for the three and six month periods ended June 30, 2009 and 2008. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through August 6, 2009, the date these financial statements were available to be issued.

NOTE 2 — LIQUIDITY AND FINANCIAL POSITION
     Until May 2009, the Company had borrowed the total amount of borrowing capacity available under its senior credit facility and had no other sources of borrowing availability. In May 2009, the Company executed a series of transactions to improve its financial condition, consisting of the following:
•	The Company entered into an amendment to its senior credit facility, under which certain covenants and potential events of default were waived and other covenants were amended, and under which the Company permanently repaid $826 million of credit facility borrowings, and $400 million of previous repayments under separate amendments were treated as permanent reductions. Additional information about the credit facility amendment is described below.

•	The Company issued approximately 164.5 million shares of its common stock at $7 per share, for total net proceeds to the Company of approximately $1.1 billion. A portion of the shares were previously held by the Company as treasury stock and a portion of the shares were newly issued. Proceeds from the common stock offering and concurrent offering of senior secured notes were used to repay outstanding amounts under the Company’s senior credit facility and redeem certain outstanding senior debentures and senior notes and for general corporate purposes.

•	The Company issued $650 million of 10.375% senior secured notes due 2014 and $850 million of 11.125% senior secured notes due 2017 for net proceeds to the Company of approximately $1.4 billion. The notes are secured by the equity interests and substantially all of the assets of Bellagio and The Mirage and otherwise rank equally with the Company’s existing and future senior indebtedness. Upon the issuance of such notes, the holders of the Company’s 13% senior notes due 2013 obtained an equal and ratable lien in all collateral securing these notes.
     Concurrently with the close of the above transactions on May 19, 2009, the Company delivered a notice of redemption for the $100 million of outstanding 7.25% senior debentures of Mirage Resorts, Incorporated (“MRI”), a wholly owned subsidiary of the Company. The notes were redeemed in June 2009, at a total cost of approximately $127 million. Additionally, in May 2009, the Company commenced tender offers to purchase all $820.0 million of its outstanding 6.0% senior notes due October 2009 and all $226.3 million of its outstanding 6.50% senior notes due July 2009 of Mandalay Resort Group, a wholly owned subsidiary of the Company. As of the close of the tender offers in June 2009, the Company had received valid tenders for $762.6 million of the senior notes due October 2009 and $122.3 million of the senior notes due July 2009, and purchased such notes essentially at par value.
     While the Company was in compliance with the financial covenants under its senior credit facility at December 31, 2008, as previously anticipated, the Company was not in compliance with the financial covenants as of March 31, 2009 and received a waiver of the requirement to comply with such covenants through June 30, 2009. Subsequent to the receipt of the waiver, in April and May 2009, the Company entered into amendments of senior credit facility which included the following key terms:
•	Amended certain financial and non-financial covenants to 1) require a quarterly minimum EBITDA test, based on a rolling 12-month EBITDA; 2) provide for a covenant limiting annual capital expenditures; 3) eliminate the total leverage ratio and interest charge coverage ratio tests and permanently waive any prior non-compliance with such ratio tests for the quarter ended March 31, 2009; and 4) permanently waive any potential default from the inclusion of a “going concern” explanatory paragraph in the report of its independent registered public accountants for the years ended or ending December 31, 2008 or December 31, 2009;

•	Amended existing restrictions to allow for the issuance of equity and debt securities described above and, in connection therewith, amended existing restrictions to allow for the granting of liens to secure indebtedness of up to $1.5 billion;

•	Amended existing restrictions to allow the prepayment, redemption, or purchase of indebtedness, including payment of any premium, pursuant to the tender offers described above;

•	Amended existing restrictions to allow 1) the redemption, prepayment, repurchase and/or defeasance of the MRI notes described above; 2) repayment of any debt securities currently outstanding and maturing through February 28, 2011; 3) utilization of up to $300 million in cash to prepay, repurchase, or redeem indebtedness with a maturity date following February 28, 2011 at a discount to par; and 4) exchange of indebtedness for up to $500 million in equity interests as long as a change of control does not occur as a result of such exchange;

•	Allowed the Company to incur additional indebtedness up to $500 million, provided that such indebtedness must be unsecured indebtedness with a maturity after the maturity of the senior credit facility and with covenants no more restrictive than those contained in the indentures governing the Company’s existing senior unsecured indebtedness. The Company must use 50% of the net proceeds of such indebtedness to permanently reduce the term loan and revolving portions of the senior credit facility on a pro rata basis;

•	Provided that 50% of the net proceeds from any future asset sales would be used to permanently reduce the term loan and revolving portions of the senior credit facility on a pro rata basis, subject to any similar requirements in other debt instruments;

•	Fixed the LIBOR margin at 4.00% and the base rate margin at 3.00%, which margins reflect an increase of 1.00% from the highest corresponding margins previously applicable; and

•	Required the Company to grant the lenders a security interest in the assets of Gold Strike Tunica and certain undeveloped land on the Las Vegas Strip to secure up to $300 million of obligations under the credit facility. In addition, MGM Grand Detroit, which is a co-borrower under the credit facility, granted the lenders a security interest in its assets to secure its obligations under the credit facility which obligations must be at least $450 million.
     The Company believes that the $2.5 billion of proceeds of the common stock and senior secured notes offering — in addition to the covenant relief provided under the amendment to its senior credit facility, the $755 million proceeds from the March 2009 sale of TI (see Note 3) and the Company’s operating cash flow — will allow the Company to fulfill its financial commitments through 2009 and 2010 including any amounts due under the CityCenter completion guarantee (see Notes 4 and 6), notwithstanding the $1.26 billion of permanent repayments of credit facility borrowings. However, the Company’s ability to meet its obligations to redeem its $782 million 8.5% senior notes maturing in September 2010 depends in part on the Company’s operating performance and amounts required to be funded under the Company’s CityCenter completion guarantee meeting management’s current expectations. Should operating results or the amount required under the CityCenter completion guarantee not meet expectations, it may be necessary for the Company to seek additional financing or explore the sale of non-core assets to satisfy the September 2010 senior note maturity.
NOTE 3 — ASSETS HELD FOR SALE
     On March 20, 2009, the Company closed the sale of TI to Ruffin Acquisition, LLC. At closing, the Company received $600 million in cash proceeds and a $175 million secured note bearing interest at 10% payable not later than 36 months after closing. Ruffin Acquisition, LLC exercised its option, provided for by an amendment to the purchase agreement, to prepay the note on or before April 30, 2009 and received a $20 million discount on the purchase price. In connection with the sale of TI, including the transfer of all of the membership interest in TI, TI was released as a guarantor of the outstanding indebtedness of the Company and its subsidiaries. The Company recognized a pre-tax gain of $187 million on the sale, which is included within “Property transactions, net” in the accompanying consolidated statements of operations for the six month period ended June 30, 2009.
     The assets and liabilities of TI were classified as held for sale as of December 31, 2008. However, the results of its operations were not classified as discontinued operations because the Company expects to continue to receive significant cash flows from customer migration. The following table summarizes the assets related to TI classified as assets held for sale and the liabilities related to assets held for sale in the accompanying consolidated balance sheet for the year ended December 31, 2008:

December 31,
2008
(In thousands)
Cash	$14,154
Accounts receivable, net	9,962
Inventories	3,069
Prepaid expenses and other	3,459

Total current assets	30,644
Property and equipment, net	494,807
Goodwill	7,781
Other assets, net	5,743

Total assets	538,975

Accounts payable	4,162
Other current liabilities	26,111

Total current liabilities	30,273
Other long-term obligations	—

Total liabilities	30,273

Net assets	$508,702

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
     Investments in and advances to unconsolidated affiliates consisted of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
CityCenter Holdings, LLC — CityCenter (50%)	$3,551,361	$3,581,188
Marina District Development Company — Borgata (50%)	478,358	474,171
Elgin Riverboat Resort — Riverboat Casino — Grand Victoria (50%)	293,334	296,746
MGM Grand Paradise Limited — Macau (50%)	233,251	252,060
Circus and Eldorado Joint Venture — Silver Legacy (50%)	29,539	27,912
Other	14,532	10,788

	$4,600,375	$4,642,865

     In April 2009, the Company and Dubai World entered into an amended and restated joint venture agreement. Also in April 2009, CityCenter and its lenders entered into an amendment to the bank credit facility. The key terms of the amendment to the CityCenter credit facility included the following:
•	Reduced the maximum amount of the credit facility to $1.8 billion;

•	Changed the maturity date from April 2013 to June 2012 and increased the pricing of the facility;

•	Required the entire amount of remaining equity contributions to be funded through irrevocable letters of credit at the closing, and required the lenders to fund the remaining $800 million of the credit facility at the closing;

•	Amended the funding order such that future funding is pro rata between the equity contributions and the amounts available under the credit facility, with the equity contributions drawn from the letters of credit;

•	Amended the completion guarantees to a) relieve Dubai World of its completion guarantee as amounts are funded from its letter of credit, and b) require an unlimited completion and cost overrun guarantee from the Company, secured by its interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land. See Note 6 for further discussion; and

•	Allowed for the first $250 million of net residential sales proceeds to be used to fund project costs which would otherwise be funded under the new completion guarantee.

     The key terms of the amendment to the joint venture agreement included the following:
•	Provided for funding under the letters of credit to be drawn as follows: Infinity World for the first $135 million, the Company for the next $224 million and Infinity World for the final $359 million; and
•	Amended the provisions for distributions to allow the first $494 million of available distributions to be distributed on a priority basis to Infinity World, with the next $494 million of distributions made to the Company, and distributions shared equally thereafter.
     As a result of the amendments to the joint venture agreement and the CityCenter credit facility, the Company concluded that it should reassess whether CityCenter is a variable interest entity under FASB Interpretation No. 46(R) (as amended), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.” The Company’s assessment confirmed its previous conclusion that CityCenter is not a variable interest entity and the equity method of accounting remains appropriate, as equity at risk is sufficient and the equity holders continue to control CityCenter and have the right/obligation to receive/absorb expected returns/losses of CityCenter. In addition, while the Company’s obligation to absorb expected losses is not proportionate to its 50% voting rights as a result of the changes to the completion guarantees, substantially all of the activities of CityCenter do not involve — and are not conducted on behalf of — the Company.
     In March 2009, Infinity World filed a lawsuit against the Company that sought judicial relief from Infinity World’s contractual funding obligations to CityCenter on several grounds, which the Company contested. The lawsuit was dismissed with prejudice in conjunction with the amended and restated joint venture agreement.
     During each of the three and six months ended June 30, 2009 and 2008, the Company incurred $12 million and $25 million, respectively, of costs reimbursable by CityCenter, primarily employee compensation, residential sales costs, and certain allocated costs. Such costs are recorded as “Other” operating expenses, and the reimbursement of such costs is recorded as “Other” revenue, in the accompanying consolidated statements of operations.
     The Company evaluates its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of such investment may have experienced an other-than-temporary decline in value. If such conditions exist, the Company compares the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determines whether such impairment is “other-than-temporary” based on its assessment of relevant factors. The Company estimates fair value using a discounted cash flow analysis utilizing “Level 3” inputs under FAS 157, including market indicators of discount rates and terminal year capitalization rates. At March 31, 2009, the Company reviewed its CityCenter investment for impairment. The Company’s discounted cash flow analysis for CityCenter was based on estimated future cash outflows for construction and maintenance expenditures and future cash inflows from operations and residential sales of CityCenter. Based on its analysis, the Company determined that no impairment charge was necessary at March 31, 2009.
     The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months		Six Months
For the periods ended June 30,	2009	2008	2009	2008
		(In thousands)
Income from unconsolidated affiliates	$4,175	$17,045	$19,724	$51,156
Preopening and start-up expenses	(8,848)	(6,350)	(16,729)	(11,156)
Non-operating items from unconsolidated affiliates	(12,314)	(7,288)	(23,445)	(17,179)

	$(16,987)	$3,407	$(20,450)	$22,821

NOTE 5 — LONG-TERM DEBT
     Long-term debt consisted of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Senior credit facility	$4,124,033	$5,710,000
$104.1 million 6.5% senior notes, due 2009, net	104,087	226,720
$57.4 million 6% senior notes, due 2009, net	57,404	820,894
$297.0 million 9.375% senior subordinated notes, due 2010, net	301,672	305,893
$782 million 8.5% senior notes, due 2010, net	781,456	781,223
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$128.7 million 6.375% senior notes, due 2011, net	129,277	129,399
$544.7 million 6.75% senior notes, due 2012	544,650	544,650
$484.2 million 6.75% senior notes, due 2013	484,226	484,226
$150 million 7.625% senior subordinated debentures, due 2013, net	153,581	153,960
$750 million 13% senior secured notes, due 2013, net	703,153	699,440
$508.9 million 5.875% senior notes, due 2014, net	507,458	507,304
$650 million 10.375% senior secured notes, due 2014, net	632,027	—
$875 million 6.625% senior notes, due 2015, net	878,494	878,728
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$100 million 7.25% senior debentures, redeemed in 2009	—	85,537
$743 million 7.625% senior notes, due 2017	743,000	743,000
$850 million 11.125% senior secured notes, due 2017, net	827,614	—
Floating rate convertible senior debentures, due 2033	8,472	8,472
$0.5 million 7% debentures, due 2036, net	573	573
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	3,748	4,233

	12,364,839	13,464,166
Less: Current portion	—	(1,047,614)

	$12,364,839	$12,416,552

     The Company’s $5.8 billion senior credit facility consists of a term loan facility of $2.2 billion and a revolving credit facility of $3.6 billion and matures in 2011. In conjunction with the May 2009 credit facility amendment, the Company granted the lenders a security interest in the assets of Gold Strike Tunica and certain undeveloped land on the Las Vegas Strip to secure up to $300 million of obligations under the credit facility and MGM Grand Detroit, which is a co-borrower under the credit facility, granted lenders a security interest in its assets to secure its obligations under the credit facility. The senior credit facility bears interest at a LIBOR margin at 4.00%, with a LIBOR floor of 2.00%, and a base rate margin at 3.00%, with a base rate floor of 4.00%. The weighted average interest rate on outstanding borrowings under the senior credit facility at June 30, 2009 and December 31, 2008 was 6.0% and 3.4%, respectively. During the quarter ending June 30, 2009, the Company recorded a loss on early retirement of debt of $20 million related to amendments to its senior credit facility recorded within “Other non-operating expense” in the accompanying consolidated statement of operations.
     As of June 30, 2009, amounts due within one year of the balance sheet date are classified as long-term in the accompanying consolidated balance sheets because the Company has both the intent and ability to repay these amounts with available borrowings under the senior credit facility. As discussed in Note 2, the senior credit facility was fully drawn until May 2009; therefore, the Company’s senior notes due in 2009 were classified as current obligations at December 31, 2008.
     Interest expense, net consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2009	2008	2009	2008
		(In thousands)
Total interest incurred	$268,039	$184,311	$507,869	$373,379
Interest capitalized	(66,752)	(39,007)	(134,946)	(78,286)

	$201,287	$145,304	$372,923	$295,093

     In May 2009, the Company issued $650 million of 10.375% senior secured notes due 2014 and $850 million of 11.125% senior secured notes due 2017 for net proceeds to the Company of approximately $1.4 billion. The notes are secured by the equity interests, and substantially all of the assets of Bellagio and The Mirage and otherwise rank equally with the Company’s existing and future senior indebtedness. Upon the issuance of such notes, the holders of the Company’s 13% senior notes due 2013 obtained an equal and ratable lien in all collateral securing these notes.
     In June 2009, the Company redeemed the $100 million 7.25% senior debentures at a cost of $127 million. Also, in June 2009, the Company redeemed, essentially at par, $762.6 million of its 6.0% senior notes due October 2009 and $122.3 million of its 6.5% senior notes due July 2009 as a result of a tender offer process. During the quarter ending June 30, 2009, the Company recorded a loss on early retirement of debt of $38 million related to these transactions recorded within “Other non-operating expense” in the accompanying consolidated statement of operations.
     Under the indenture governing the Company’s 13% senior secured notes due 2013, upon consummation of an asset sale the Company was required to either a) reinvest the net after-tax proceeds, which can include committed capital expenditures; or b) make an offer to repurchase a corresponding amount of senior secured notes at par plus accrued interest. In June 2009, the Company entered into a supplemental indenture for the 13% senior secured notes due 2013 which provided that 1) the original covenant does not apply to the sale of TI; 2) any indebtedness of the Company or subsidiaries validly released in writing in exchange for assets of the Company or subsidiaries will be “deemed cash” for purposes of the 75% cash consideration requirement under the original covenant; and 3) permitted uses of net proceeds of non-collateral asset sales to include payment of indebtedness that ranks equally with the 13% senior secured notes due 2013. These amended terms are consistent with the terms of the 10.375% senior secured notes due 2014 and the 11.125% senior secured notes due 2017. As discussed in Note 2, the Company’s senior credit facility requires that 50% of the net proceeds from future asset sales must be used to permanently reduce the available borrowings under the senior credit facility.
     The Company’s long-term debt obligations contain certain financial and non-financial covenants. At June 30, 2009, the Company was required to maintain a minimum trailing annual EBITDA (as defined) of $900 million, beginning in June 2009. Additionally, the Company is limited to $250 million of annual capital expenditures (as defined) during 2009. Through June 30, 2009, the Company was in compliance with the minimum EBITDA and maximum capital expenditures covenants. The credit facility amendment in May 2009 eliminated the Company’s requirement to maintain a maximum leverage and interest charge ratio, and permanently waived any previous non-compliance with such ratio tests.
     The estimated fair value of the Company’s long-term debt at June 30, 2009 was approximately $9.8 billion, versus its book value of $12.4 billion. At December 31, 2008, the estimated fair value of the Company’s long-term debt was approximately $8.5 billion, versus its book value of $13.5 billion. The estimated fair value of the Company’s senior and senior subordinated notes was based on quoted market prices; the fair value of the Company’s senior credit facility was determined using estimates based on recent trading prices.
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
     North Las Vegas Strip Joint Venture. In September 2007, the Company entered into a definitive agreement with Kerzner International and Istithmar forming a joint venture to develop a multi-billion dollar integrated resort to be located on the southwest corner of Las Vegas Boulevard and Sahara Avenue. In September 2008, the Company and its partners agreed to defer additional design and pre-construction activities and amended their joint venture agreement accordingly. In April 2009, the Company funded its $13 million share of pre-development costs to date, and was relieved of its obligation to contribute land to the joint venture. Either partner now has the right to dissolve the joint venture at any time and the design and pre-construction activities will remain postponed until such time as the partners agree to move forward with the project. The Company does not expect to move forward with this project until general economic conditions and the Company’s financial position improve.

     CityCenter completion guarantee. As discussed in Note 4, in April 2009 the Company entered into a new completion guarantee in conjunction with the CityCenter credit facility. The completion guarantee provides for additional contingent funding of construction costs in the event such funding is necessary to complete the project, and is secured by the Company’s interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land. Also impacting the potential exposure under the completion guarantee is the ability to utilize up to $250 million of net residential proceeds to fund construction costs. At June 30, 2009, the Company recorded a liability of $64 million, classified as “Other accrued liabilities” in the accompanying consolidated balance sheets, equal to the fair value of the completion guarantee, which is an estimate of the price the Company would pay to transfer this liability to a third party market participant in an orderly transaction. The difference between the amount recorded at June 30, 2009 and the previous liability of $205 million was recorded as an adjustment to the Company’s investment in CityCenter.
     Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At June 30, 2009, the Company had provided $132 million of total letters of credit. As discussed in Note 4, in April 2009 the Company funded its remaining equity contributions to CityCenter of $224 million through an irrevocable letter of credit, of which $89 million remained undrawn as of June 30, 2009 and does not count against the $250 million limit described above. Though not subject to a letter of credit, the Company has an agreement with the Nevada Gaming Control Board to maintain $112 million of cash in bank at the corporate level to support normal bankroll requirements at the Company’s Nevada operations.
     New Jersey regulatory review of Macau investment. In its June 2005 report to the New Jersey Casino Control Commission (“the New Jersey Commission”) on the application of Borgata for renewal of its casino license, the New Jersey Division of Gaming Enforcement (the “DGE”) stated that it was conducting an investigation of the relationship of MGM MIRAGE with its joint venture partner in Macau and that it would report any material information to the New Jersey Commission it deemed appropriate.
     On May 18, 2009, the DGE issued a report to the New Jersey Commission on its investigation. While the report itself is confidential, at the conclusion of the report, the DGE recommended, among other things, that: (i) the Company’s Macau joint venture partner be found to be unsuitable; (ii) the Company be directed to disengage itself from any business association with its Macau joint venture partner; (iii) the Company’s due diligence/compliance efforts be found to be deficient; and (iv) the New Jersey Commission hold a hearing to address the report.
     The DGE is responsible for investigating licensees and prosecuting matters before the New Jersey Commission. However, the report is merely a recommendation and is not binding on the New Jersey Commission, which has sole responsibility and authority for deciding all regulatory and licensing matters. The New Jersey Commission has not yet taken any action with respect to the report, but on July 27, 2009, the DGE submitted a letter to the New Jersey Commission recommending that the New Jersey Commission reopen the licensing of Borgata to address the ongoing suitability of the Company as a licensee; under New Jersey regulations, the New Jersey Commission is obligated to reopen the licensing. This was a procedural step required by the New Jersey Casino Control Act that does not represent a finding as to the issues raised by the DGE. The Company will have the opportunity to respond to the DGE report in an open public proceeding.
     However, the Company believes it is reasonably possible that actions of the New Jersey Commission may cause us to dispose of our investment in either MGM Grand Macau or Borgata. Such an action may result in an impairment of such investment and, in the case of New Jersey, our Renaissance Pointe land, due to a) the buy-sell provision of the operating agreements of these entities may result in a sale below our carrying value; b) market values at that time may be below our carrying value; or c) in the case of New Jersey, alternate uses of the Renaissance Pointe land may not support our carrying value of approximately $745 million.
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

NOTE 7 — INCOME PER SHARE OF COMMON STOCK
     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2009	2008	2009	2008
		(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	352,457	277,468	314,718	283,205
Potential dilution from stock options and restricted stock	—	7,147	—	8,303

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	352,457	284,615	314,718	291,508

     The Company had a loss from continuing operations for the three and six months ended June 30, 2009. Therefore, approximately 26.5 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share for these periods because to include these awards would be anti-dilutive. Approximately 5.0 million and 4.3 million shares underlying stock-based awards were excluded from the computation of diluted earnings per share in the three and six months ended June 30, 2008, respectively.
NOTE 8 — COMPREHENSIVE INCOME
     Comprehensive income consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2009	2008	2009	2008
		(In thousands)
Net income (loss)	$(212,575)	$113,101	$(107,376)	$231,447
Valuation adjustment to M Resort convertible note, net of tax	—	(7,221)	962	(7,221)
Currency translation adjustment	193	31	822	(3,084)
Reclassification of comprehensive income to earnings — M Resort note	53,305	—	53,305	—
Other	—	107	165	—

	$(159,077)	$106,018	$(52,122)	$221,142

NOTE 9 — STOCKHOLDERS’ EQUITY
     Dubai tender offer. In February 2008, the Company and a wholly-owned subsidiary of Dubai World completed a joint tender offer to purchase 15 million shares of Company common stock at a price of $80 per share. The Company purchased 8.5 million shares at a total purchase price of $680 million.
     Stock repurchases. In addition to the tender offer, the Company repurchased 9.7 million shares of common stock in the six months ended June 30, 2008, at a total cost of $561 million. The Company did not repurchase common stock during the six months ended June 30, 2009. At June 30, 2009, the Company had 20 million shares available for repurchase under its May 2008 authorization.
     Stock sale. In May 2009, the Company issued approximately 164.5 million shares, including approximately 21.5 million shares issued as a result of the underwriters exercising their over-allotment option, of its common stock at $7 per share, for total net proceeds to the Company of approximately $1.1 billion. A portion of the shares were previously held by the Company as treasury stock and a portion of the shares were newly issued. Proceeds from the common stock offering and concurrent offering of senior secured notes were and will be used to repay outstanding amounts under the Company’s senior credit facility and redeem certain outstanding senior debentures and senior notes and for general corporate purposes.

NOTE 10 — STOCK-BASED COMPENSATION
     Activity under share-based payment plans. As of June 30, 2009, the aggregate number of share-based awards available for grant under the Company’s omnibus incentive plan was 16.8 million. A summary of activity under the Company’s share-based payment plans for the six months ended June 30, 2009 is presented below:
Stock options and stock appreciation rights

		Weighted
		Average
	Shares	Exercise
	(000's)	Price
Outstanding at January 1, 2009	25,210	$26.98
Granted	2,084	5.89
Exercised	(53)	12.74
Forfeited or expired	(1,700)	26.93

Outstanding at June 30, 2009	25,541	25.28

Exercisable at June 30, 2009	17,435	25.17

     As of June 30, 2009, there was a total of approximately $49 million of unamortized compensation related to stock options and stock appreciation rights expected to vest, which is expected to be recognized over a weighted-average period of 2.0 years.
Restricted stock units (“RSUs”)

		Weighted
		Average
	Shares	Exercise
	(000's)	Price
Nonvested at January 1, 2009	1,054	$18.93
Granted	6	16.10
Vested	—	—
Forfeited	(111)	18.99

Nonvested at June 30, 2009	949	18.91

     As of June 30, 2009, there was a total of approximately $62 million of unamortized compensation related to RSUs which is expected to be recognized over a weighted-average period of 2.1 years.
     The following table includes additional information related to stock options and SARs:

Six months ended June 30,	2009	2008
	(In thousands)
Intrinsic value of stock options and SARs exercised	$169	$30,555
Income tax benefit from stock options and SARs exercised	59	10,136
Proceeds from stock option exercises	632	11,331
     Recognition of compensation cost. Compensation cost was recognized as follows:

	Three Months		Six Months
For the periods ended June 30,	2009	2008	2009	2008
		(In thousands)
Compensation cost
Stock options and SARS	$5,321	$11,118	$10,668	$23,727
RSUs	5,225	—	10,324	—

Total compensation cost	10,546	11,118	20,992	23,727
Less: CityCenter reimbursed cost	(1,503)	(1,491)	(3,192)	(2,858)
Less: Compensation cost capitalized	(20)	(35)	(44)	(74)

Compensation cost recognized as expense	9,023	9,592	17,756	20,795
Less: Related tax benefit	(3,120)	(3,279)	(6,137)	(7,126)

Compensation expense, net of tax benefit	$5,903	$6,313	$11,619	$13,669

     Compensation cost for stock options and SARs is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Three Months		Six Months
For the periods ended June 30,	2009	2008	2009	2008

Expected volatility	82%	41%	81%	39%
Expected term	4.7 years	4.5 years	4.7 years	4.5 years
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.4%	2.9%	2.4%	2.6%
Forfeiture rate	3.4%	3.4%	3.4%	3.4%
Weighted-average fair value of options granted	$3.54	$20.03	$3.75	$21.80
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
NOTE 11 — PROPERTY TRANSACTIONS, NET
     Net property transactions consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2009	2008	2009	2008
		(In thousands)
Write downs and impairments	$249	$5,794	$2,277	$8,023
Insurance recoveries	—	(9,639)	(7,186)	(9,639)
Demolition costs	—	3,672	—	4,169
Gain on sale of TI	2,928	—	(187,442)	—
Net losses on sale or disposal of fixed assets	71	55	474	105

	$3,248	$(118)	$(191,877)	$2,658

     Write-downs and impairments in 2009 primarily related to the write-off of several abandoned capital projects. Insurance recoveries related to the Monte Carlo fire – See Note 1. Write-downs and impairments in 2008 primarily related to a damaged marquee sign at Bellagio, assets written off in conjunction with retail store changes at Mandalay Bay, and discontinued capital projects. Demolition costs in 2008 relate largely to room remodel activity.

NOTE 12 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION
     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC, foreign subsidiaries, and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of June 30, 2009 and December 31, 2008 and for the three and six month periods ended June 30, 2009 and 2008 is as follows:
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At June 30, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Current assets	$351,450	$625,393	$98,477	$—	$1,075,320
Property and equipment, net	—	15,221,316	715,335	(11,972)	15,924,679
Investments in subsidiaries	19,374,035	450,053	—	(19,824,088)	—
Investments in unconsolidated affiliates	—	4,367,124	233,251	—	4,600,375
Other non-current assets	169,725	530,563	109,263	—	809,551

	$19,895,210	$21,194,449	$1,156,326	$(19,836,060)	$22,409,925

Current liabilities	$331,954	$860,986	$39,021	$—	$1,231,961
Intercompany accounts	(397,149)	308,360	88,789	—	—
Deferred income taxes	3,581,454	—	—	—	3,581,454
Long-term debt	11,209,164	705,675	450,000	—	12,364,839
Other long-term obligations	124,857	60,745	1,139	—	186,741
Stockholders’ equity	5,044,930	19,258,683	577,377	(19,836,060)	5,044,930

	$19,895,210	$21,194,449	$1,156,326	$(19,836,060)	$22,409,925

	At December 31, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Current assets	$126,009	$1,346,094	$60,927	$—	$1,533,030
Property and equipment, net	—	15,564,669	736,457	(11,972)	16,289,154
Investments in subsidiaries	18,920,844	625,790	—	(19,546,634)	—
Investments in and advances to unconsolidated affiliates	—	4,389,058	253,807	—	4,642,865
Other non-current assets	194,793	500,717	114,157	—	809,667

	$19,241,646	$22,426,328	$1,165,348	$(19,558,606)	$23,274,716

Current liabilities	$863,038	$1,055,921	$36,003	$—	$1,954,962
Current portion of long-term debt	820,894	226,720	—	—	1,047,614
Intercompany accounts	(1,501,070)	1,451,897	49,173	—	—
Deferred income taxes	3,441,198	—	—	—	3,441,198
Long-term debt	11,320,620	692,332	403,600	—	12,416,552
Other long-term obligations	322,605	66,642	50,782	—	440,029
Stockholders’ equity	3,974,361	18,932,816	625,790	(19,558,606)	3,974,361

	$19,241,646	$22,426,328	$1,165,348	$(19,558,606)	$23,274,716

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended June 30, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$1,358,557	$135,598	$—	$1,494,155
Equity in subsidiaries’ earnings	117,075	8,103	—	(125,178)	—
Expenses:
Casino and hotel operations	3,552	783,370	76,660	—	863,582
General and administrative	2,167	248,044	23,356	—	273,567
Corporate expense	16,393	29,026	(2,413)	—	43,006
Preopening and start-up expenses	—	9,410	—	—	9,410
Restructuring costs	—	50	—	—	50
Property transactions, net	—	3,248	—	—	3,248
Depreciation and amortization	—	163,657	10,711	—	174,368

	22,112	1,236,805	108,314	—	1,367,231

Income from unconsolidated affiliates	—	9,249	(5,074)	—	4,175

Operating income	94,963	139,104	22,210	(125,178)	131,099
Interest income (expense), net	(200,912)	12,055	(6,134)	—	(194,991)
Other, net	(209,745)	(30,000)	(6,750)	—	(246,495)

Income (loss) before income taxes	(315,694)	121,159	9,326	(125,178)	(310,387)
Benefit (provision) for income taxes	103,119	(4,084)	(1,223)	—	97,812

Net income (loss)	$(212,575)	$117,075	$8,103	$(125,178)	$(212,575)

	For the Three Months Ended June 30, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$1,744,181	$151,538	$—	$1,895,719
Equity in subsidiaries’ earnings	316,206	12,293	—	(328,499)	—
Expenses:
Casino and hotel operations	3,437	935,849	85,205	—	1,024,491
General and administrative	2,317	295,714	25,780	—	323,811
Corporate expense	3,565	23,046	10	—	26,621
Preopening and start-up expenses	—	7,016	(59)	—	6,957
Property transactions, net	(5,372)	5,254	—	—	(118)
Depreciation and amortization	(449)	183,369	14,298	—	197,218

	3,498	1,450,248	125,234	—	1,578,980

Income from unconsolidated affiliates	—	21,185	(4,140)	—	17,045

Operating income	312,708	327,411	22,164	(328,499)	333,784
Interest income (expense), net	(127,449)	(11,322)	(2,853)	—	(141,624)
Other, net	(3,815)	632	(5,669)	—	(8,852)

Income before income taxes	181,444	316,721	13,642	(328,499)	183,308
Provision for income taxes	(68,343)	(515)	(1,349)	—	(70,207)

Net income	$113,101	$316,206	$12,293	$(328,499)	$113,101

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Six Months Ended June 30, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$2,713,634	$279,316	$—	$2,992,950
Equity in subsidiaries’ earnings	438,998	23,150	—	(462,148)	—
Expenses:
Casino and hotel operations	6,934	1,587,052	153,436	—	1,747,422
General and administrative	4,033	483,367	46,964	—	534,364
Corporate expense	24,427	45,341	(2,401)	—	67,367
Preopening and start-up expenses	—	17,481	—	—	17,481
Restructuring costs	—	493	—	—	493
Property transactions, net	—	(191,877)	—	—	(191,877)
Depreciation and amortization	—	329,800	21,426	—	351,226

	35,394	2,271,657	219,425	—	2,526,476

Income from unconsolidated affiliates	—	28,401	(8,677)	—	19,724

Operating income	403,604	493,528	51,214	(462,148)	486,198
Interest income (expense), net	(352,626)	—	(9,619)	—	(362,245)
Other, net	(196,801)	(46,206)	(15,957)	—	(258,964)

Income (loss) before income taxes	(145,823)	447,322	25,638	(462,148)	(135,011)
Benefit (provision) for income taxes	38,447	(8,324)	(2,488)	—	27,635

Net income (loss)	$(107,376)	$438,998	$23,150	$(462,148)	$(107,376)

	For the Six Months Ended June 30, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$3,478,168	$301,184	$—	$3,779,352
Equity in subsidiaries’ earnings	622,939	31,213	—	(654,152)	—
Expenses:
Casino and hotel operations	7,199	1,868,828	169,488	—	2,045,515
General and administrative	5,042	585,110	54,033	—	644,185
Corporate expense	7,996	50,675	400	—	59,071
Preopening and start-up expenses	—	11,986	135	—	12,121
Restructuring costs	—	329	—	—	329
Property transactions, net	(5,652)	8,302	8	—	2,658
Depreciation and amortization	—	362,908	28,649	—	391,557

	14,585	2,888,138	252,713	—	3,155,436

Income from unconsolidated affiliates	—	45,403	5,753	—	51,156

Operating income	608,354	666,646	54,224	(654,152)	675,072
Interest income (expense), net	(247,310)	(33,590)	(7,047)	—	(287,947)
Other, net	—	(5,221)	(13,292)	—	(18,513)

Income before income taxes	361,044	627,835	33,885	(654,152)	368,612
Provision for income taxes	(129,597)	(4,896)	(2,672)	—	(137,165)

Net income	$231,447	$622,939	$31,213	$(654,152)	$231,447

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Six Months Ended June 30, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(261,115)	$651,826	$(2,682)	$—	$388,029

Cash flows from investing activities
Capital expenditures, net	—	(93,212)	(302)	—	(93,514)
Proceeds from the sale of Treasure Island, net	—	746,266	—	—	746,266
Dispositions of property and equipment	—	153	—	—	153
Investments in and advances to unconsolidated affiliates	—	(753,033)	—	(4,698)	(757,731)
Property damage insurance recoveries	—	7,186	—	—	7,186
Other	—	(4,656)	—	—	(4,656)

Net cash provided by (used in) investing activities	—	(97,296)	(302)	(4,698)	(102,296)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities — maturities of 90 days or less	(2,457,519)	—	(213,600)	—	(2,671,119)
Borrowings under bank credit facilities — maturities longer than 90 days	6,211,492	—	450,000	—	6,661,492
Repayments under bank credit facilities — maturities longer than 90 days	(5,386,340)	—	(190,000)	—	(5,576,340)
Issuance of senior notes	1,459,120	—	—	—	1,459,120
Retirement of senior notes	(762,648)	(248,999)	—	—	(1,011,647)
Debt issuance costs	(99,991)	—	—	—	(99,991)
Issuance of common stock in public offering	1,103,737	—	—	—	1,103,737
Issuance of common stock upon exercise of stock options	632	—	—	—	632
Intercompany accounts	993,697	(1,040,288)	41,893	4,698	—
Payment of Detroit Economic Development Corporation bonds	—	—	(49,393)	—	(49,393)
Other	—	(635)	(31)	—	(666)

Net cash provided by (used in) financing activities	1,062,180	(1,289,922)	38,869	4,698	(184,175)

Cash and cash equivalents
Net increase (decrease) for the period	801,065	(735,392)	35,885	—	101,558
Change in cash related to assets held for sale	—	14,154	—	—	14,154
Balance, beginning of period	(2,444)	267,602	30,486	—	295,644

Balance, end of period	$798,621	$(453,636)	$66,371	$—	$411,356

	For the Six Months Ended June 30, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(720,045)	$930,239	$46,219	$—	$256,413

Cash flows from investing activities
Capital expenditures, net	—	(469,350)	(9,857)	—	(479,207)
Dispositions of property and equipment	—	99	—	—	99
Investments in and advances to unconsolidated affiliates	—	(554,939)	—	(2,750)	(557,689)
Property damage insurance recoveries	—	21,109	—	—	21,109
Other	—	(34)	—	—	(34)

Net cash provided by (used in) investing activities	—	(1,003,115)	(9,857)	(2,750)	(1,015,722)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities — maturities of 90 days or less	244,200	—	90,050	—	334,250
Borrowings under bank credit facilities — maturities longer than 90 days	5,190,000	—	—	—	5,190,000
Repayments under bank credit facilities — maturities longer than 90 days	(3,500,000)	—	—	—	(3,500,000)
Retirement of senior notes	—	(180,442)	—	—	(180,442)
Issuance of common stock upon exercise of stock options	11,331	—	—	—	11,331
Repurchase of common stock	(1,240,857)	—	—	—	(1,240,857)
Excess tax benefits from exercise of stock options	8,898	—	—	—	8,898
Intercompany accounts	4,798	124,903	(132,451)	2,750	—
Other	1	29	(30)	—	—

Net cash provided by (used in) financing activities	718,371	(55,510)	(42,431)	2,750	623,180

Cash and cash equivalents
Net increase (decrease) for the period	(1,674)	(128,386)	(6,069)	—	(136,129)
Change in cash related to assets held for sale	—	3,734	—	—	3,734
Balance, beginning of period	17,289	360,403	34,698	—	412,390

Balance, end of period	$15,615	$235,751	$28,629	$—	$279,995

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
     Liquidity and Financial Position
     Until May 2009, we had borrowed the total amount of borrowing capacity under our senior credit facility and we had no other sources of borrowing availability. In May 2009, we executed a series of transactions to improve our financial position, consisting of the following:
•	We entered into an amendment to our senior credit facility, under which certain covenants and potential events of default were waived and other covenants were amended, and under which we permanently repaid $826 million of credit facility borrowings, and $400 million of previous repayments under separate amendments were treated as permanent reductions. Additional information about the credit facility amendment is described below.

•	We issued approximately 164.5 million shares of our common stock at $7 per share, for total net proceeds of approximately $1.1 billion. A portion of the shares were previously held by us as treasury stock and a portion of the shares were newly issued. Proceeds from the common stock offering and concurrent offering of senior secured notes were used to repay outstanding amounts under our senior credit facility and redeem certain outstanding senior debentures and senior notes and for general corporate purposes.

•	We issued $650 million of 10.375% senior secured notes due 2014 and $850 million of 11.125% senior secured notes due 2017 for net proceeds to us of approximately $1.4 billion. The notes are secured by the equity interests and substantially all of the assets of Bellagio and The Mirage and otherwise rank equally with our existing and future senior indebtedness. Upon the issuance of such notes, the holders of the Company’s 13% senior notes due 2013 obtained an equal and ratable lien in all collateral securing these notes.
     Concurrently with the close of the above transactions on May 19, 2009, we delivered a notice of redemption for the $100 million of outstanding 7.25% senior debentures of Mirage Resorts, Incorporated (“MRI”), our wholly owned subsidiary. The notes were redeemed in June 2009, at a total cost of approximately $127 million. Additionally, in May 2009, we commenced tender offers to purchase all $820.0 million of our outstanding 6.0% senior notes due October 2009 and all $226.3 million of our outstanding 6.50% senior notes due July 2009, of Mandalay Resort Group, our wholly owned subsidiary. As of the close of the tender offers in June 2009, we had received valid tenders for $762.6 million of the senior notes due October 2009 and $122.3 million of the senior notes due July 2009 and purchased such notes essentially at par value.
     While we were in compliance with the financial covenants under our senior credit facility at December 31, 2008, as previously anticipated, we were not in compliance with the financial covenants as of March 31, 2009 and received a waiver of the requirement to comply with such covenants through June 30, 2009. Subsequent to the receipt of the waiver, in April and May 2009, we entered into amendments of the senior credit facility which included the following key terms:
•	Amended certain financial and non-financial covenants to 1) require a quarterly minimum EBITDA test, based on a rolling 12-month EBITDA; 2) provide for a covenant limiting annual capital expenditures; 3) eliminate the total leverage ratio and interest charge coverage ratio tests and permanently waive any prior non-compliance with such ratio tests for the quarter ended March 31, 2009; and 4) permanently waive any potential default from the inclusion of a “going concern” explanatory paragraph in the report of our independent registered public accountants for the years ended or ending December 31, 2008 or December 31, 2009;

•	Amended existing restrictions to allow for the issuance of equity and debt securities described above and, in connection therewith, amended existing restrictions to allow for the granting of liens to secure indebtedness of up to $1.5 billion;

•	Amended existing restrictions to allow the prepayment, redemption, or purchase of indebtedness, including payment of any premium, pursuant to the tender offers described above;

•	Amended existing restrictions to allow 1) the redemption, prepayment, repurchase and/or defeasance of the MRI notes described above; 2) repayment of any debt securities currently outstanding and maturing through February 28, 2011; 3) utilization of up to $300 million in cash to prepay, repurchase, or redeem indebtedness with a maturity date following February 28, 2011 at a discount to par; and 4) exchange of indebtedness for up to $500 million in equity interests as long as a change of control does not occur as a result of such exchange;

•	Allowed us to incur additional indebtedness up to $500 million, provided that such indebtedness must be unsecured indebtedness with a maturity after the maturity of the senior credit facility and with covenants no more restrictive than those contained in the indentures governing our existing senior unsecured indebtedness. We must use 50% of the net proceeds of such indebtedness to permanently reduce the term loan and revolving portions of the senior credit facility on a pro rata basis;

•	Provided that 50% of the net proceeds from any future asset sales would be used to permanently reduce the term loan and revolving portions of the senior credit facility on a pro rata basis, subject to any similar requirements in other debt instruments;

•	Fixed the LIBOR margin at 4.00% and the base rate margin at 3.00%, which margins reflect an increase of 1.00% from the highest corresponding margins previously applicable; and

•	Required us to grant the lenders a security interest in the assets of Gold Strike Tunica and certain undeveloped land on the Las Vegas Strip to secure up to $300 million of obligations under the credit facility. In addition, MGM Grand Detroit, which is a co-borrower under the credit facility, granted the lenders a security interest in its assets to secure its obligations under the credit facility which obligations must be at least $450 million.
     We believe that the approximately $2.5 billion of proceeds of the common stock and senior secured notes offering — in addition to the covenant relief provided under the amendment to the senior credit facility, the $755 million proceeds from the March 2009 sale of TI (see “Other Factors Affecting Liquidity”) and our operating cash flow — will allow us to fulfill our financial commitments through 2009 and 2010 including amounts due under the CityCenter completion guarantee (see “Other Factors Affecting Liquidity”), notwithstanding the $1.26 billion of permanent repayments of credit facility borrowings. However, our ability to meet our obligation to redeem our $782 million 8.5% senior notes maturing in September 2010 depends in part on our operating performance and amounts required to be funded under our CityCenter completion guarantee meeting our current expectations. Should operating results or the amount required under the CityCenter completion guarantee not meet expectations, it may be necessary for us to seek additional financing or explore the sale of non-core assets to satisfy the September 2010 senior note maturity.
     Overview
     At June 30, 2009, our primary operations consisted of 16 wholly-owned casino resorts and 50% investments in four other casino resorts, including:

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
     We own 50% of CityCenter, currently under development on a 67-acre site on the Las Vegas Strip, between Bellagio and Monte Carlo. Infinity World Development Corp (“Infinity World”), a wholly-owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity, owns the other 50% of CityCenter. CityCenter will feature Aria, a 4,000-room casino resort; two 400-room non-gaming boutique hotels, the Mandarin Oriental, Las Vegas and The Harmon Hotel & Spa; approximately 425,000 square feet of retail shops, dining and entertainment venues; and approximately 2.1 million square feet of residential space in approximately 2,400 luxury condominium and condominium-hotel units in multiple towers. CityCenter is expected to open in late 2009, except the opening of The Harmon Hotel & Spa has been postponed until such time as the Company and Infinity World mutually agree to proceed with its completion, and the development of the approximately 200 Harmon residential units has been cancelled. We are serving as the developer of CityCenter and, upon completion of construction, we will manage CityCenter for a fee.
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
     Impact of Current Economic Conditions and Credit Markets on Results of Operations
     The state of the United States economy has negatively impacted our results of operations since 2008 and we expect these impacts to continue throughout 2009. The decrease in liquidity in the credit markets which began in late 2007 and accelerated in late 2008 has also significantly impacted our Company.
     We believe recent economic conditions and our customers’ inability to access near-term credit has led to a shift in spending from discretionary items to fundamental costs like housing, as witnessed in broader indications of consumer behavior such as sales trends in automobile and other retail sales and other discretionary spending in sectors like restaurants. Travel and travel-related expenditures appear to be particularly affected, especially business travel. Businesses responded to the difficult economic conditions by reducing travel budgets. This factor, along with perceptions surrounding certain types of business travel, negatively impacted convention attendance in Las Vegas. Dramatic drops in convention attendance in late 2008 and early 2009 led to significantly lower room rates as we reacted quickly to re-occupy rooms with leisure travelers. Other conditions currently or recently present in the economic environment are conditions which tend to negatively impact our results, such as:
•	Weak housing market and significant declines in housing prices and related home equity;
•	Weaknesses in employment and increases in unemployment;
•	Decreases in air capacity to Las Vegas; and
•	Decreases in equity market value, which impacted many of our customers.
     Given the uncertainty in the economy and the unprecedented nature of the situation with the financial and credit markets, forecasting future results has become very difficult. In addition, leading indicators such as forward room bookings are difficult to assess, as our booking window has shortened significantly due to consumer uncertainty. Businesses and consumers appear to have altered their spending patterns which may lead to further decreases in visitor volumes and customer spending including convention and conference customers cancelling or postponing their events, although during the second quarter we saw these trends stabilize.

     Because of these economic conditions, we have increasingly focused on managing costs. For example, we have reduced our salaried management positions; we did not pay discretionary bonuses in 2008 due to not meeting our internal profit targets; we suspended Company contributions to our 401(k) plan and our nonqualified deferred compensation plans; we rescinded cost of living increases for non-union employees; we reached an agreement with our primary union to defer the 2009 contractual pay increase; we have been managing staffing levels across all our resorts; and we have been reviewing all areas of operations for efficiencies. As a result, the average number of full-time equivalents at our resorts for the quarter ended June 30, 2009 was 14% lower than the prior year quarter.
     Our results of operations are also impacted by decisions we made related to our capital allocation, our access to capital, and our cost of capital — all of which are impacted by the uncertain state of the global economy and the continued instability in the capital markets. For example:
•	In connection with the September 2008, March 2009 and May 2009 amendments to our senior credit facility we will incur higher interest costs; and

•	The senior secured notes issued in May 2009 carry significantly higher interest rates than the notes maturing in 2009 and 2010, which will also lead to higher interest costs.
Results of Operations
     The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2009 and 2008. Certain results referenced in this section are on a “same store” basis excluding the results of TI.
     Our net revenue decreased 17% on a same store basis in the three months ended June 30, 2009 compared to the prior year quarter, reflecting the overall continued weakness in room rates and lower spending levels by our customers. For the six month period, revenues decreased 18%, as the first quarter also saw significant near-term convention cancellations. The convention cancellations forced the Company to shift hotel business to the leisure segment at lower rates to maximize occupancy levels. Gaming and other sources of revenue continues to be impacted by lower visitor spending and reduced occupancy at our resorts during 2009. Our regional resorts performed better relative to our Las Vegas Strip resorts, with revenues for the six months ended June 30, 2009 down 9% at MGM Grand Detroit and 11% at our Mississippi resorts.
     Operating income decreased 61% for the second quarter to $131 million, largely reflecting lower revenues and higher corporate expense. For the six months, operating income decreased only 28%, benefited by a pre-tax gain of $187 million on the TI sale and $22 million of insurance recoveries related to the Monte Carlo fire, both in the first quarter. On a comparable basis excluding the items discussed above, a $12 million second quarter charge related to our postponed joint venture on the North Las Vegas Strip, preopening expenses and other property transactions, our operating income was down 50% for the second quarter and down 54% for the six months. On that basis, we achieved an operating margin of 10% in the 2009 second quarter — compared to 18% in the 2008 quarter — and 10% in the 2009 six months — compared to 18% in 2008.
     Operating Results — Detailed Revenue Information
     The following table presents details of our net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
		Percentage				Percentage
	2009	Change		2008	2009	Change		2008
				(Dollars in thousands)
Casino revenue, net:
Table games	$215,193	(17%	)	$258,018	$459,166	(19%	)	$566,366
Slots	391,069	(15%	)	458,160	788,402	(14%	)	911,825
Other	19,308	(26%	)	26,005	42,729	(22%	)	54,456

Casino revenue, net	625,570	(16%	)	742,183	1,290,297	(16%	)	1,532,647

Non-casino revenue:
Rooms	350,295	(33%	)	523,530	705,339	(32%	)	1,042,271
Food and beverage	357,859	(17%	)	431,563	696,256	(17%	)	833,955
Entertainment, retail and other	321,486	(11%	)	362,832	624,865	(12%	)	709,680

Non-casino revenue	1,029,640	(22%	)	1,317,925	2,026,460	(22%	)	2,585,906

	1,655,210	(20%	)	2,060,108	3,316,757	(19%	)	4,118,553
Less: Promotional allowances	(161,055)	(2%	)	(164,389)	(323,807)	(5%	)	(339,201)

	$1,494,155	(21%	)	$1,895,719	$2,992,950	(21%	)	$3,779,352

     The decreases in table games revenue, which were 14% and 17% on a same store basis for the three and six months, resulted from decreases in total table games volume — down 10% and 13% for the three and six months. Within table games, baccarat was strong, with same store volume increases of 17% and 8% for the three and six months. The overall table games hold percentage was within our normal range in both the year to date and quarterly periods, and was slightly higher in the current year periods versus the prior year. Slots revenue decreased 11% in the second quarter on a same store basis, with an 11% decrease at our Las Vegas Strip resorts. Slots revenue for the six months was also down 11% on a same store basis.
     On a same store basis, rooms revenue in the second quarter decreased 29%, with a 31% decrease in Las Vegas Strip REVPAR, largely resulting from lower rates. The following table shows key hotel statistics for our Las Vegas Strip Resorts on a same store basis:

	Three Months		Six Months
For the periods ended June 30,	2009	2008	2009	2008

Occupancy	94%	97%	91%	95%
Average Daily Rate (ADR)	$111	$155	$114	$160
Revenue per Available Room (REVPAR)	104	150	103	152
     Food and beverage revenue decreased 13% on a same store basis for the quarter and 14% for the six month period. Entertainment revenues were down only 2% in the second quarter due to new shows at Luxor (Believe) and Mandalay Bay (Disney’s The Lion King), as well as a strong events calendar which offset lower occupancy at existing shows. Entertainment revenues for the six months were down 6% on a same store basis.
     Operating Results — Details of Certain Charges
     Preopening and start-up expenses largely consisted of our share of CityCenter’s preopening costs in 2009. In 2008, preopening and start-up expenses included amounts for CityCenter and Borgata’s expansion.
     Property transactions, net consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2009	2008	2009	2008
		(In thousands)
Write downs and impairments	$249	$5,794	$2,277	$8,023
Insurance recoveries	—	(9,639)	(7,186)	(9,639)
Demolition costs	—	3,672	—	4,169
Gain on sale of TI	2,928	—	(187,442)	—
Net losses on sale or disposal of fixed assets	71	55	474	105

	$3,248	$(118)	$(191,877)	$2,658

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
     Operating Results — Income from Unconsolidated Affiliates
     Income from unconsolidated affiliates decreased by $13 million in the second quarter mainly due to the $12 million charge related to costs at our postponed joint venture on the North Las Vegas Strip. Income from unconsolidated affiliates for the 2009 six months decreased to $20 million from $51 million in the prior year period.
     Non-operating Results
     Net interest expense increased to $201 million in the 2009 second quarter from $145 million in the 2008 period. For the six months, net interest expense increased to $373 million from $295 million. Gross interest expense increased due to higher average debt balances during the 2009 periods and higher borrowing rates under our senior credit facility and newly issued senior secured notes as well as breakage fees incurred in conjunction with voluntary repayments of our revolving credit facility. Capitalized interest increased due to higher CityCenter investment balances and higher weighted average cost of debt.
     The significant increases in other non-operating expense in the 2009 periods compared to the same periods in 2008 is primarily related to the “other than temporary” impairment charge of $176 million related to our investment in the M Resort LLC 6% convertible note maturing June 2015 (the “M Resort Note”) recorded in the second quarter of 2009. We had previously concluded that the decline in value of the M Resort Note was not “other than temporary,” since we believed the projected cash flows of M Resort would allow full recovery of our investment, and that we had the ability and intent to hold the M Resort Note to maturity. However, based on actual results from the resort’s March 1, 2009 opening and revised cash flow projections by M Resort management, we now believe that the decline is “other than temporary.” In addition, we recorded losses of $58 million in the 2009 second quarter on the retirement of long-term debt in connection with our recent senior secured note issuance and the reduction in capacity of our senior credit facility.

     Factors Affecting Future Results
     New Jersey Regulatory Review of Macau Investment. In its June 2005 report to the New Jersey Casino Control Commission (“the New Jersey Commission”) on the application of Borgata for renewal of its casino license, the New Jersey Division of Gaming Enforcement (the “DGE”) stated that it was conducting an investigation of the relationship of MGM MIRAGE with our joint venture partner in Macau and that it would report any material information to the New Jersey Commission it deemed appropriate.
     On May 18, 2009, the DGE issued a report to the New Jersey Commission on its investigation. While the report itself is confidential, at the conclusion of the report, the DGE recommended, among other things, that: (i) our Macau joint venture partner be found unsuitable; (ii) we disengage from any business association with our Macau joint venture partner; (iii) our due diligence/compliance efforts be found to be deficient; and (iv) the New Jersey Commission hold a hearing to address the report.
     The DGE is responsible for investigating licensees and prosecuting matters before the New Jersey Commission. However, the report is merely a recommendation and is not binding on the New Jersey Commission, which has sole responsibility and authority for deciding all regulatory and licensing matters. The New Jersey Commission has not yet taken any action with respect to the report, but on July 27, 2009, the DGE submitted a letter to the New Jersey Commission recommending that the New Jersey Commission reopen the licensing of Borgata to address the ongoing suitability of our Company as a licensee; under New Jersey regulations, the New Jersey Commission is obligated to reopen the licensing. This was a procedural step required by the New Jersey Casino Control Act that does not represent a finding as to the issues raised by the DGE. We will have the opportunity to respond to the DGE report in an open public proceeding.
     However, we believe it is reasonably possible that actions of the New Jersey Commission may cause us to dispose of our investment in either MGM Grand Macau or Borgata. Such an action may result in an impairment of such investment and, in the case of New Jersey, our Renaissance Pointe land, due to a) the buy-sell provision of the operating agreements of these entities may result in a sale below our carrying value; b) market values at that time may be below our carrying value; c) in the case of New Jersey, alternate uses of the Renaissance Pointe land may not support our carrying value of approximately $745 million.
     CityCenter Residential Valuation. CityCenter has a significant amount of residential real estate currently under development and its ability to close out its residential sales program will be based, in part, on future market conditions. To the extent CityCenter discounts prices prior to completion, CityCenter may incur a non—cash impairment charge if such discounts lead to a conclusion in the third or fourth quarter of 2009 that the carrying value of the residential inventory is not recoverable based on management’s estimates of undiscounted cash flows. Once the residential inventory is complete, CityCenter will be required to measure such inventory at the lower of a) its carrying value, or b) fair value less costs to sell. It is reasonably likely that the fair value less costs to sell of the residential inventory at completion will be below the inventory’s carrying value, and that the joint venture will be required to record an impairment charge at that time — which may be in the fourth quarter of 2009 or the first quarter of 2010. We would record 50% of any such impairment, offset by certain basis differences, as a part of “Income from Unconsolidated Affiliates” in the accompanying Consolidated Statements of Operations.
     Liquidity and Capital Resources
     Cash Flows — Operating Activities
     Cash flow provided by operating activities was $388 million for the six months ended June 30, 2009, an increase from $256 million in the prior year period. The prior year period included a significant income tax payment made in the first quarter of 2008 related to the contribution of CityCenter to a joint venture in 2007. At June 30, 2009, we held cash and cash equivalents of $411 million.
     Cash Flows — Investing Activities
     Capital expenditures of $94 million in 2009 were primarily maintenance capital expenditures and our portion of the construction costs related to the people mover connecting Monte Carlo and Bellagio to CityCenter. In the 2008 period, capital expenditures primarily consisted of room remodel costs, primarily at The Mirage, TI, and Excalibur; payments for corporate aircraft; payments for the showroom Believe at Luxor; and other routine capital expenditures.
     During the 2009 six month period, we received $746 million of net proceeds from the sale of TI and invested $642 million in CityCenter, excluding capitalized interest of $100 million.

     Cash Flows — Financing Activities
     In the six months ended June 30, 2009, we repaid net debt of $1.1 billion. At June 30, 2009, our senior credit facility had an outstanding balance of $4.1 billion, with available borrowings of $1.5 billion. In addition, pursuant to our development agreement, we paid $50 million for bonds issued by the Economic Development Corporation of the City of Detroit.
     In May 2009, we issued approximately 164.5 million shares of our common stock at $7 per share, for total net proceeds to us of $1.1 billion and issued $1.5 billion in senior secured notes. Proceeds from the common stock offering and concurrent offering of senior secured notes were and will be used to repay outstanding amounts under our senior credit facility and redeem certain outstanding senior debentures and senior notes and for general corporate purposes.
     We repurchased 18.2 million shares of our common stock in the six months ended June 30, 2008 at a cost of $1.2 billion, including shares purchased in a joint tender offer with a wholly-owned subsidiary of Dubai World. We have not repurchased any of our common stock during 2009.
     Other Factors Affecting Liquidity
     Long-term debt payable in 2009 and 2010. As of June 30, 2009, we had $104 million of senior notes due in July 2009 which were redeemed in July 2009, $57 million of senior notes due in October 2009, $297 million of senior subordinated notes due in February 2010, and $782 million of principal of senior notes due in September 2010.
     Senior credit facility. Under our senior credit facility, which matures in October 2011, we can redeem debt before its maturity in the open market; this is unlimited for debt maturing through February 2011 and up to $300 million at a discount to par for debt maturing after February 2011. In addition, we can issue up to $500 million of unsecured debt with terms no more restrictive than our existing unsecured debt or exchange up to $500 million of equity for outstanding debt.
     CityCenter. In April 2009, we and Dubai World entered into an amended and restated joint venture agreement. Also in April 2009, CityCenter and its lenders entered into an amendment to the CityCenter senior secured credit facility. The key terms of the amendment to the credit facility included the following:
•	Reduced the maximum amount of the credit facility to $1.8 billion;

•	Changed the maturity date from April 2013 to June 2012 and increased the pricing of the facility;

•	Required the entire amount of remaining equity contributions to be funded through irrevocable letters of credit at the closing, and required the lenders to fund the remaining $800 million of the credit facility at the closing;

•	Amended the funding order such that future funding is pro rata between the equity contributions and the amounts available under the credit facility, with the equity contributions drawn from the letters of credit;

•	Amended the completion guarantees to a) relieve Dubai World of its completion guarantee as amounts are funded from its letter of credit, and b) require an unlimited completion and cost overrun guarantee from us, secured by our interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land; and

•	Allowed for the first $250 million of net residential sales proceeds to be used to fund project costs which would otherwise be funded under the new completion guarantee.
     The key terms of the amendment to the joint venture agreement included the following:
•	Provided for funding under the letters of credit to be drawn as follows: Infinity World for the first $135 million, us for the next $224 million and Infinity World for the final $359 million; and

•	Amended the provisions for distributions to allow the first $494 million of available distributions to be distributed on a priority basis to Infinity World, with the next $494 million of distributions made to us, and distributions shared equally thereafter.

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
     Recently Issued Accounting Standards
     Subsequent Events
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, including the period after the balance sheet date during which management should evaluate for recognition or disclosure in the financial statements, circumstances under which an entity would recognize the events, and required disclosures. This standard is effective for us for the interim period ended June 30, 2009. SFAS 165 did not have a material effect on our consolidated financial statements.
     Amendments to FASB Interpretation No. 46(R)
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends the quantitative approach to determine the primary beneficiary of a variable interest entity (“VIE”) previously required by Interpretation No. 46(R). An enterprise must determine if its variable interest or interests give it a controlling financial interest in a VIE by evaluating whether 1) the enterprise has the power to direct activities of the VIE that have a significant impact on economic performance, and 2) the enterprise has an obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS 167 also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. This standard is effective for us for the annual period ended December 31, 2009. We are evaluating the expected impact the adoption of SFAS 167 will have on our consolidated financial statements.
     Recognition and Presentation of Other-Than-Temporary Impairments
     In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP changes the recognition threshold of an other-than-temporary impairment for an entity’s debt securities. The FSP also provides guidance on calculating the amount of other-than-temporary impairment recognized in earnings and other comprehensive income. This FSP is effective for us for the interim period ended June 30, 2009. The adoption of the FSP did not have a material impact on our consolidated financial statements.
     Interim Disclosures About Fair Value of Financial Instruments
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures About Fair Value of Financial Instruments.” The FSP amends Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” to require fair value disclosures in interim as well as annual reporting periods. This FSP is effective for us for the interim period ended June 30, 2009. We have included the required fair value disclosures in the accompanying Notes to Consolidated Financial Statements.

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
     As of June 30, 2009, long-term variable rate borrowings represented approximately 33% of our total borrowings. Assuming a 100 basis-point increase in LIBOR over the 2% floor specified in our senior credit facility, our annual interest cost would change by approximately $41 million based on amounts outstanding at June 30, 2009. The following table provides additional information about our long-term debt subject to changes in interest rates.

								Fair Value
	Debt maturing in,							June 30,
	2009	2010	2011	2012	2013	Thereafter	Total	2009
	(In millions)
Fixed rate	$162	$1,084	$531	$545	$1,341	$4,578	$8,241	$6,787
Average interest rate	6.3%	8.7%	7.9%	6.8%	10.1%	4.7%	6.5%
Variable rate	$—	$—	$4,124	$—	$—	$—	$4,124	$3,047
Average interest rate	N/A	N/A	6.0%	N/A	N/A	N/A	6.0%
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
     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2009. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.
     During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II.  OTHER INFORMATION

Item 1.	Legal Proceedings
     For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant developments in any of the cases disclosed in our Form 10-K, or any new matters in the six months ended June 30 2009, other than as described below.
     New Jersey regulatory review of Macau investment. In its June 2005 report to the New Jersey Casino Control Commission (“the New Jersey Commission”) on the application of Borgata for renewal of its casino license, the New Jersey Division of Gaming Enforcement (the “DGE”) stated that it was conducting an investigation of the relationship of MGM MIRAGE with its joint venture partner in Macau and that it would report any material information to the New Jersey Commission it deemed appropriate.
     On May 18, 2009, the DGE issued a report to the New Jersey Commission on its investigation. While the report itself is confidential, at the conclusion of the report, the DGE recommended, among other things, that: (i) the Company’s Macau joint venture partner be found to be unsuitable; (ii) the Company be directed to disengage itself from any business association with its Macau joint venture partner; (iii) the Company’s due diligence/compliance efforts be found to be deficient; and (iv) the New Jersey Commission hold a hearing to address the report.
     The DGE is responsible for investigating licensees and prosecuting matters before the New Jersey Commission. However, the report is merely a recommendation and is not binding on the New Jersey Commission, which has sole responsibility and authority for deciding all regulatory and licensing matters. The New Jersey Commission has not yet taken any action with respect to the report, but on July 27, 2009, the DGE submitted a letter to the New Jersey Commission recommending that the New Jersey Commission reopen the licensing of Borgata to address the ongoing suitability of the Company as a licensee; under New Jersey regulations, the New Jersey Commission is obligated to reopen the licensing. This was a procedural step required by the New Jersey Casino Control Act that does not represent a finding as to the issues raised by the DGE. The Company will have the opportunity to respond to the DGE report in an open public proceeding.
     However, the Company believes it is reasonably possible that actions of the New Jersey Commission may cause us to dispose of our investment in either MGM Grand Macau or Borgata. Such an action may result in an impairment of such investment and, in the case of New Jersey, our Renaissance Pointe land, due to a) the buy-sell provision of the operating agreements of these entities may result in a sale below our carrying value; b) market values at that time may be below our carrying value; c) in the case of New Jersey, alternate uses of the Renaissance Pointe land may not support our carrying value of approximately $745 million.

Item 1A.	Risk Factors
     A complete description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to those factors in the six months ended June 30, 2009 except as discussed below. Additionally, several risk factors included in our Form 10-K are no longer applicable at June 30, 2009. These include the risk factors related to our ability to continue as a going concern, our ability to meet our financial debt covenants, and the majority ownership of us by Tracinda Corporation.

     Current economic conditions adversely impact our ability to service or refinance our indebtedness and to make planned expenditures. Our ability to make payments on, and to refinance, our indebtedness and to fund planned or committed capital expenditures and investments in joint ventures such as CityCenter depends on our ability to generate cash flow in the future and our ability to borrow under our senior credit facility to the extent of available borrowings. If adverse regional and national economic conditions persist, or worsen, we could experience decreased revenues from our operations attributable to a decrease in consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the financial and other restrictive covenants which we are subject to under our indebtedness. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
     In addition, our senior credit facility matures in October 2011. Our ability to timely refinance and replace that facility will depend upon the foregoing as well as on continued and sustained improvements in financing markets. If we are unable to refinance our debt on a timely basis, we may be forced to seek additional financing, dispose of certain assets, minimize capital expenditures, or seek to refinance some or all of our debt. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to common stock holders, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.
     Our CityCenter joint venture involves significant risks. The development and ultimate operation of CityCenter is subject to unique risk given the scope of the development and financing requirements placed on us and our partner, Infinity World. If we or our partner fail to meet our funding requirements or if CityCenter’s $1.8 billion senior secured credit facility is terminated for any reason, such event could cause the development of CityCenter to be delayed or suspended indefinitely. Such event could have adverse financial consequences to us. In addition, the operation of a joint venture is subject to inherent risk due to the shared nature of the enterprise and the need to reach agreements on material matters.
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
     For example, in its June 2005 report to the New Jersey Casino Control Commission (“the New Jersey Commission”) on the application of Borgata for renewal of its casino license, the New Jersey Division of Gaming Enforcement (the “DGE”) stated that it was conducting an investigation of the relationship of MGM MIRAGE with our joint venture partner in Macau and that it would report any material information to the New Jersey Commission it deemed appropriate.
     On May 18, 2009, the DGE issued a report to the New Jersey Commission on its investigation. While the report itself is confidential, at the conclusion of the report, the DGE recommended, among other things, that: (i) our Macau joint venture partner be found unsuitable; (ii) we disengage from any business association with our Macau joint venture partner; (iii) our due diligence/compliance efforts were found to be deficient; and (iv) the New Jersey Commission hold a hearing to address the report.
     The DGE is responsible for investigating licensees and prosecuting matters before the New Jersey Commission. However, the report is merely a recommendation and is not binding on the New Jersey Commission, which has sole responsibility and authority for deciding all regulatory and licensing matters. The New Jersey Commission has not yet taken any action with respect to the report, but on July 27, 2009, the DGE submitted a letter to the New Jersey Commission recommending that the New Jersey Commission reopen the licensing of Borgata to address the ongoing suitability of our Company as a licensee; under New Jersey regulations, the New Jersey Commission is obligated to reopen the licensing. This was a procedural step required by the New Jersey Casino Control Act that does not represent a finding as to the issues raised by the DGE. We will have the opportunity to respond to the DGE report in an open public proceeding.
     The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to a possible increase at any time.

     Tracinda Corporation owns a significant amount of our common stock. As of June 30, 2009, Tracinda Corporation beneficially owned approximately 37% of our outstanding common stock, all of which shares owned by Tracinda have been pledged under its bank credit facility. In addition, Tracinda may be required, in the future under its bank credit facility, to liquidate some of all of such pledged shares if the value of the collateral falls below a specified level. Any such liquidation may trigger a “change of control” under certain of the instruments governing our outstanding indebtedness. Upon a change of control, the lenders’ obligation to make advances under our senior credit facility may be terminated at the option of the lenders.
     Tracinda may exercise significant influence over the Company as a result of its significant ownership of our common stock. As a result, actions requiring stockholder approval that may be supported by other stockholders could be effectively blocked by Tracinda.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. We did not repurchase shares of our common stock during the quarter ended June 30, 2009. The maximum number of available for repurchase as under our May 2008 repurchase program was 20 million as of June 30, 2009.

Item 6.	Exhibits
3.1	Amended and Restated Bylaws of the Company, effective August 4, 2009 (incorporated by reference to Exhibit 3 to the Company’s current report on Form 8-K dated August 3, 2009).

4.1	Indenture, dated May 19, 2009, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K dated May 18, 2009).

4.2	Security Agreement, dated May 19, 2009, among Bellagio, LLC, The Mirage Casino-Hotel and U.S. Bank National Association (incorporated by referenced to Exhibit 4.2 to the Company’s current report on Form 8-K dated May 18, 2009.)

4.3	Pledge agreement, dated May 19, 2009, between Mirage Resorts, Incorporated and U.S. Bank National Association (incorporated by referenced to Exhibit 4.3 to the Company’s current report on Form 8-K dated May 18, 2009.)

4.4	Supplemental Indenture, dated June 15, 2009, by and among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, as trustee to the indenture dated November 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated June 15, 2009).

10.1	Amendment No. 6 and Waiver, dated May 12, 2009, by and among MGM MIRAGE, as borrower; MGM Grand Detroit, LLC, as co-borrower; the Lenders and Co-Documentation Agents named therein; Bank of America, N.A., as Administrative Agent; the Royal Bank of Scotland PLC, as Syndication Agent; Bank of America Securities LLC and The Royal Bank of Scotland PLC, as Joint Lead Arrangers; and Bank of America Securities LLC, The Royal Bank of Scotland PLC, J.P. Morgan Securities Inc., Citibank North America, Inc. and Deutsche Bank Securities Inc., as Joint Book Managers (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated May 12, 2009).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE
Date: August 7, 2009	By:	/s/ JAMES J. MURREN
James J. Murren
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: August 7, 2009		/s/ DANIEL J. D’ARRIGO
Daniel J. D'Arrigo
Executive Vice President and Chief Financial Officer (Principal Financial Officer)