Form 10-Q
period 2009-09-30
MGM MIRAGE
filed 2009-11-06
CIK 789570

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 4, 2009
Common Stock, $.01 par value	441,219,641 shares

MGM MIRAGE AND SUBSIDIARIES
FORM 10-Q
I N D E X

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets at September 30, 2009 and December 31, 2008	1

	Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2009 and September 30, 2008	2

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and September 30, 2008	3

	Condensed Notes to Consolidated Financial Statements	4-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31-33

Item 1A.	Risk Factors	33-35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 4.	Submission of Matters to a Vote of Security Holders	35-36

Item 6.	Exhibits	36

SIGNATURES		37
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$896,990	$295,644
Accounts receivable, net	309,281	303,416
Inventories	98,121	111,505
Income tax receivable	166,907	64,685
Deferred income taxes	45,997	63,153
Prepaid expenses and other	107,169	155,652
Assets held for sale	—	538,975

Total current assets	1,624,465	1,533,030

Property and equipment, net	15,751,056	16,289,154

Other assets
Investments in and advances to unconsolidated affiliates	3,544,425	4,642,865
Goodwill	86,353	86,353
Other intangible assets, net	344,976	347,209
Deposits and other assets, net	375,246	376,105

Total other assets	4,351,000	5,452,532

	$21,726,521	$23,274,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$130,708	$142,693
Construction payable	13,208	45,103
Current portion of long-term debt	—	1,047,614
Accrued interest on long-term debt	205,786	187,597
Other accrued liabilities	807,427	1,549,296
Liabilities related to assets held for sale	—	30,273

Total current liabilities	1,157,129	3,002,576

Deferred income taxes	3,142,220	3,441,198
Long-term debt	12,910,322	12,416,552
Other long-term obligations	221,707	440,029

Commitments and contingencies (Note 6)

Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares; issued 441,163,787 and 369,283,995 shares; outstanding 441,163,787 and 276,506,968 shares	4,412	3,693
Capital in excess of par value	3,487,883	4,018,410
Treasury stock, at cost: 0 and 92,777,027 shares	—	(3,355,963)
Retained earnings	804,450	3,365,122
Accumulated other comprehensive loss	(1,602)	(56,901)

Total stockholders’ equity	4,295,143	3,974,361

	$21,726,521	$23,274,716

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Casino	$699,806	$739,331	$1,990,103	$2,271,978
Rooms	340,165	458,051	1,045,504	1,500,322
Food and beverage	344,284	395,090	1,040,540	1,229,045
Entertainment	128,568	135,673	369,998	408,541
Retail	54,525	69,205	156,785	202,060
Other	138,073	155,335	419,248	478,664

	1,705,421	1,952,685	5,022,178	6,090,610
Less: Promotional allowances	(172,198)	(167,154)	(496,005)	(506,355)

	1,533,223	1,785,531	4,526,173	5,584,255

Expenses
Casino	367,720	383,406	1,093,068	1,200,948
Rooms	108,273	136,313	325,247	412,846
Food and beverage	196,778	237,130	590,137	720,201
Entertainment	91,422	94,667	267,786	288,617
Retail	33,684	42,411	99,760	128,070
Other	91,261	99,389	260,562	307,521
General and administrative	290,766	326,831	825,130	971,016
Corporate expense	31,928	24,466	99,295	83,537
Preopening and start-up expenses	10,058	5,505	27,539	17,626
Restructuring costs	—	—	493	329
Property transactions, net	971,208	32,326	779,331	34,984
Depreciation and amortization	170,651	200,102	521,877	591,659

	2,363,749	1,582,546	4,890,225	4,757,354

Income (loss) from unconsolidated affiliates	(132,893)	38,572	(113,169)	89,728

Operating income (loss)	(963,419)	241,557	(477,221)	916,629

Non-operating income (expense)
Interest income	857	5,910	11,535	13,056
Interest expense, net	(181,899)	(144,751)	(554,822)	(439,844)
Non-operating items from unconsolidated affiliates	(14,613)	(9,552)	(38,058)	(26,731)
Other, net	826	2,125	(234,693)	791

	(194,829)	(146,268)	(816,038)	(452,728)

Income (loss) before income taxes	(1,158,248)	95,289	(1,293,259)	463,901
Benefit (provision) for income taxes	407,860	(34,011)	435,495	(171,176)

Net income (loss)	$(750,388)	$61,278	$(857,764)	$292,725

Income (loss) per share of common stock
Basic	$(1.70)	$0.22	$(2.40)	$1.04

Diluted	$(1.70)	$0.22	$(2.40)	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(857,764)	$292,725
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	521,877	591,659
Amortization of debt discounts, premiums and issuance costs	36,204	2,530
Loss on retirement of long-term debt	58,631	—
Provision for doubtful accounts	43,054	46,616
Stock-based compensation	27,076	29,665
Business interruption insurance — lost profits	(15,115)	(9,146)
Business interruption insurance — cost recovery	—	(27,668)
Property transactions, net	779,331	34,984
Convertible note impairment	175,690	—
(Income) loss from unconsolidated affiliates	178,628	(47,069)
Distributions from unconsolidated affiliates	43,527	55,704
Deferred income taxes	(271,736)	(41,820)
Change in current assets and liabilities
Accounts receivable	(50,875)	44,518
Inventories	10,259	1,518
Income taxes receivable and payable	(114,659)	(237,582)
Prepaid expenses and other	(20,627)	(10,969)
Accounts payable and accrued liabilities	(22,392)	(227,947)
Business interruption insurance recoveries	16,391	28,891
Other	(19,184)	(25,889)

Net cash provided by operating activities	518,316	500,720

Cash flows from investing activities
Capital expenditures, net of construction payable	(122,684)	(674,110)
Proceeds from sale of Treasure Island, net	746,266	—
Dispositions of property and equipment	22,067	648
Investments in and advances to unconsolidated affiliates	(922,067)	(881,136)
Property damage insurance recoveries	7,186	21,109
Other	(5,054)	(3,653)

Net cash used in investing activities	(274,286)	(1,537,142)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities — maturities of 90 days or less	(2,485,000)	850,950
Borrowings under bank credit facilities — maturities longer than 90 days	6,661,492	7,430,000
Repayments under bank credit facilities — maturities longer than 90 days	(5,576,340)	(5,780,000)
Issuance of senior notes, net	1,921,751	—
Retirement of senior notes	(1,119,090)	(376,663)
Debt issuance costs	(113,227)	(36,200)
Issuance of common stock in public offering, net	1,103,737	—
Issuance of common stock upon exercise of stock options	637	14,010
Purchases of common stock	—	(1,240,857)
Excess tax benefits from stock-based compensation	—	9,145
Payment of Detroit Economic Development Corporation bonds	(49,393)	—
Other	(1,405)	—

Net cash provided by financing activities	343,162	870,385

Cash and cash equivalents
Net increase (decrease) for the period	587,192	(166,037)
Change in cash related to assets held for sale	14,154	—
Balance, beginning of period	295,644	416,124

Balance, end of period	$896,990	$250,087

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$500,429	$500,949
Federal, state and foreign income taxes paid, net of refunds	—	435,127
Non-cash investing and financing activities
Reduction in investment in CityCenter related to change in completion guarantee liability	$141,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
     Organization. MGM MIRAGE (the “Company”) is a Delaware corporation incorporated on January 29, 1986. As of September 30, 2009, approximately 37% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. Prior to the May 2009 issuance of common stock (see Note 2), Tracinda Corporation owned more than 50% of the outstanding shares of the Company’s common stock. As a result, Tracinda Corporation had the ability to elect the Company’s entire Board of Directors and to determine the outcome of other matters submitted to the Company’s stockholders, such as the approval of significant transactions. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, owns and/or operates casino resorts.
     The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, Mandalay Bay, The Mirage, Luxor, New York-New York, Excalibur, Monte Carlo, and Circus Circus Las Vegas. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of over 1,500 units. Other Nevada operations include Circus Circus Reno, Gold Strike in Jean, and Railroad Pass in Henderson. The Company has a 50% investment in Silver Legacy in Reno, which is adjacent to Circus Circus Reno. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, and Primm Valley Golf Club at the California/Nevada state line. The Company owns land for future development on the North Las Vegas Strip; see Note 6 for the status of the Company’s joint venture project with Kerzner International and Istithmar planned for this site. In March 2009, the Company completed the sale of Treasure Island (“TI”) to Ruffin Acquisition, LLC — see further discussion in Note 3.
     The Company owns 50% of CityCenter, a mixed-use development on the Las Vegas Strip, between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp (“Infinity World”), a wholly-owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. The Company is managing the development of CityCenter and will manage the operations of CityCenter for a fee. CityCenter will feature Aria, a 4,000-room casino resort; two 400-room non-gaming boutique hotels, the Mandarin Oriental, Las Vegas and The Harmon Hotel & Spa; approximately 425,000 square feet of retail shops, dining and entertainment venues in Crystals; and approximately 2.1 million square feet of residential space in approximately 2,400 luxury condominium and condominium-hotel units in multiple towers. CityCenter is expected to open in December 2009, except the residential components will begin closings in early 2010 and the opening of The Harmon Hotel & Spa has been postponed until such time as the Company and Infinity World mutually agree to proceed with its completion. The Company anticipates the total cost of CityCenter, excluding costs of completing The Harmon Hotel & Spa, to be $8.5 billion, including preopening costs of $0.2 billion and financing costs of $0.3 billion.
     The Company and its local partners own and the Company operates MGM Grand Detroit in downtown Detroit, Michigan. The Company also owns and operates two resorts in Mississippi — Beau Rivage in Biloxi, which includes the Fallen Oak golf course, and Gold Strike Tunica.
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

     Non-refundable insurance recoveries received in excess of the net book value of damaged assets, clean-up and demolition costs, and post-event costs are recognized as income in the period received or committed based on the Company’s estimate of the total claim for property damage and business interruption compared to the recoveries received at that time. Gains on insurance recoveries related to business interruption are recorded within “General and administrative” expenses and gains related to property damage are recorded within “Property transactions, net.” Insurance recoveries are classified in the statement of cash flows based on the coverage to which they relate. Recoveries related to business interruption are classified as operating cash flows and recoveries related to property damage are classified as investing cash flows.
     The Company has received all of the proceeds from its insurance carriers related to the Monte Carlo fire and settled its final claim for a total of $74 million. The following table shows the net pre-tax impact on the Statements of Operations for insurance recoveries from the Monte Carlo fire:

	Three Months		Nine Months
For the periods ended September 30,	2009	2008	2009	2008
		(In thousands)
Reduction of general and administrative expenses	$—	$—	$15,115	$9,146

Reduction of property transactions, net	$—	$—	$7,186	$9,639

     Fair value measurements. Fair value measurements impact the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy which includes “Level 1” inputs, such as quoted prices in an active market; “Level 2” inputs, which are observable inputs for similar assets; or “Level 3” inputs, which are unobservable inputs. The Company’s significant financial assets and liabilities accounted for at fair value are:
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
     The Company also uses fair value measurements to evaluate the fair value of its investments in unconsolidated affiliates. See Note 4 for further discussion.
     M Resort note valuation. At March 31, 2009, the carrying value of the M Resort Note was $92 million compared to its accreted value, including accrued “paid-in-kind” interest, of $174 million. The Company had previously concluded that the decline in value was not “other-than-temporary” since a) the Company believed that projected cash flows of the M Resort — which opened on March 1, 2009 — would allow full recovery of the Company’s investment, and b) the Company had the ability and intent to hold the M Resort Note to maturity. At June 30, 2009, the Company determined that the fair value of the M Resort Note was $0, that the decline in value was “other-than-temporary,” and that the entire amount of the indicated impairment related to a credit loss. The conclusion that the decline in value was “other-than-temporary” was based on the Company’s assessment of actual results since the opening of the M Resort and M Resort’s management’s revised cash flow projections since its opening, which are significantly lower than original predictions due to market and general economic conditions. Based on the conclusions above, the Company recorded a pre-tax impairment of $176 million — the accreted value as of May 31, 2009 — in the second quarter of 2009 within “Other non-operating expense.” Of that amount, $82 million was reclassified from accumulated other comprehensive loss, which amount was $53 million net of tax. The Company stopped recording accrued “paid-in-kind” interest as of May 31, 2009.

     Recently issued accounting standards. The Company adopted various accounting standards during 2009, none of which had a material impact on its consolidated financial statements. In addition, in June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends the quantitative approach to determine the primary beneficiary of a variable interest entity (“VIE”) previously required by Interpretation No. 46(R). An enterprise must determine if its variable interest or interests give it a controlling financial interest in a VIE by evaluating whether 1) the enterprise has the power to direct activities of the VIE that have a significant impact on economic performance, and 2) if the enterprise has an obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS 167 also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. This standard is effective for the Company for the annual period beginning January 1, 2010. The Company is currently evaluating the impact the adoption of SFAS 167 will have on its consolidated financial statements.
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
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments — which include only normal recurring adjustments — necessary to present fairly the Company’s financial position as of September 30, 2009 and the results of its operations for the three and nine month periods ended September 30, 2009 and 2008 and cash flows for the nine month periods ended September 30, 2009 and 2008. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through November 5, 2009, the date these financial statements were available to be issued.
NOTE 2 — LIQUIDITY AND FINANCIAL POSITION
     Until May 2009, the Company had borrowed the total amount of borrowing capacity available under its senior credit facility and had no other sources of borrowing availability. In May 2009, the Company executed a series of transactions to improve its financial condition, consisting of the following:
•	The Company entered into an amendment to its senior credit facility, under which certain covenants and potential events of default were waived and other covenants were amended, and under which the Company permanently repaid $826 million of credit facility borrowings, and $400 million of previous repayments under separate amendments were treated as permanent reductions. Additional information about the credit facility amendment is described below.

•	The Company issued approximately 164.5 million shares of its common stock at $7 per share, for total net proceeds to the Company of approximately $1.1 billion. A portion of the shares were previously held by the Company as treasury stock and a portion of the shares were newly issued. Proceeds from the common stock offering and concurrent offering of senior secured notes were used to repay outstanding amounts under the Company’s senior credit facility and redeem certain outstanding senior debentures and senior notes and for general corporate purposes.

•	The Company issued $650 million of 10.375% senior secured notes due 2014 and $850 million of 11.125% senior secured notes due 2017 for net proceeds to the Company of approximately $1.4 billion. The notes are secured by the equity interests and substantially all of the assets of Bellagio and The Mirage and otherwise rank equally in right of payment with the Company’s existing and future senior indebtedness. Upon the issuance of such notes, the holders of the Company’s 13% senior notes due 2013 obtained an equal and ratable lien in all collateral securing these notes.

     Concurrently with the close of the above transactions on May 19, 2009, the Company delivered a notice of redemption for the $100 million of outstanding 7.25% senior debentures of Mirage Resorts, Incorporated (“MRI”), a wholly owned subsidiary of the Company. The notes were redeemed in June 2009, at a total cost of approximately $127 million. Additionally, in May 2009, the Company commenced tender offers to purchase all $820.0 million of its outstanding 6.0% senior notes due October 2009 and all $226.3 million of its outstanding 6.50% senior notes due July 2009 of Mandalay Resort Group, a wholly owned subsidiary of the Company. As of the close of the tender offers in June 2009, the Company had received valid tenders for $762.6 million of the senior notes due October 2009 and $122.3 million of the senior notes due July 2009, and purchased such notes at approximately par value.
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

     In September 2009, the Company issued $475 million of 11.375% senior notes due 2018 for net proceeds to the Company of $451 million. In October 2009, the Company used the net proceeds of this offering to pay down amounts outstanding under the senior credit facility, including a permanent reduction of $226 million as required by the senior credit facility.
     In November 2009, the Company entered into a further amendment to its senior credit facility which permits the Company to:
•	Issue additional unsecured debt to refinance certain existing debt so long as the maturity of the newly issued debt is not earlier than the maturity of the debt being refinanced or six months after the date the senior credit facility is set to mature;

•	Issue, in addition to any such refinancing debt, up to $1 billion of other unsecured debt, provided that 50% of the net cash proceeds over $250 million must be applied to permanently reduce outstanding senior credit facility balances;

•	Issue additional equity securities, subject to compliance with certain provisions set forth in the senior credit facility agreement, provided that 50% of the net cash proceeds over $500 million must be applied to reduce outstanding senior credit facility balances.
     The Company believes that the availability under its senior credit facility and future operating cash flow will allow the Company to fulfill its financial commitments through 2010 including any amounts due under the CityCenter completion guarantee (see Notes 4 and 6). However, the Company’s ability to meet its obligations to redeem its $782 million 8.5% senior notes maturing in September 2010 depends in part on the Company’s operating performance and amounts required to be funded under the Company’s CityCenter completion guarantee meeting management’s current expectations. Should operating results or the amount required under the CityCenter completion guarantee not meet expectations, it may be necessary for the Company to seek additional financing or explore the sale of non-core assets to satisfy the September 2010 senior note maturity.
NOTE 3 — ASSETS HELD FOR SALE
     On March 20, 2009, the Company closed the sale of TI to Ruffin Acquisition, LLC. At closing, the Company received $600 million in cash proceeds and a $175 million secured note bearing interest at 10% payable not later than 36 months after closing. Ruffin Acquisition, LLC exercised its option, provided for by an amendment to the purchase agreement, to prepay the note on or before April 30, 2009 and received a $20 million discount on the purchase price. In connection with the sale of TI, including the transfer of all of the membership interest in TI, TI was released as a guarantor of the outstanding indebtedness of the Company and its subsidiaries. The Company recognized a pre-tax gain of $187 million on the sale, which is included within “Property transactions, net” in the accompanying consolidated statements of operations for the nine month period ended September 30, 2009.
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

December 31,
2008
(In thousands)
Cash	$14,154
Accounts receivable, net	9,962
Inventories	3,069
Prepaid expenses and other	3,459

Total current assets	30,644
Property and equipment, net	494,807
Goodwill	7,781
Other assets, net	5,743

Total assets	538,975

Accounts payable	4,162
Other current liabilities	26,111

Total current liabilities	30,273
Other long-term obligations	—

Total liabilities	30,273

Net assets	$508,702

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
     Investments in and advances to unconsolidated affiliates consisted of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
CityCenter Holdings, LLC — CityCenter (50%)	$2,448,192	$3,581,188
Marina District Development Company — Borgata (50%)	506,180	474,171
Elgin Riverboat Resort — Riverboat Casino — Grand Victoria (50%)	293,551	296,746
MGM Grand Paradise Limited — Macau (50%)	250,773	252,060
Circus and Eldorado Joint Venture — Silver Legacy (50%)	29,541	27,912
Other	16,188	10,788

	$3,544,425	$4,642,865

     The Company evaluates its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of such investment may have experienced an other-than-temporary decline in value. If such conditions exist, the Company compares the estimated fair value of the investment to its carrying value to determine whether an impairment is indicated and determines whether such impairment is “other-than-temporary” based on its assessment of relevant factors, including consideration of the Company’s intent and ability to retain its investment. The Company estimates fair value using a discounted cash flow analysis utilizing “Level 3” inputs, including market indicators of discount rates and terminal year capitalization rates.
     At September 30, 2009, the Company reviewed its CityCenter investment for impairment using revised operating forecasts developed by CityCenter management late in the third quarter. In addition, the impairment charge related to CityCenter’s residential real estate under development discussed below further indicated that the Company’s investment may have experienced an other-than-temporary decline in value. The Company’s discounted cash flow analysis for CityCenter included estimated future cash outflows for construction and maintenance expenditures and future cash inflows from operations, including residential sales. Based on its analysis, the Company determined that the carrying value of its investment exceeded its fair value and therefore an impairment was indicated. The Company intends to and believes it will be able to retain its investment in CityCenter; however, due to the extent of the shortfall and the Company’s assessment of the uncertainty of fully recovering its investment, the Company determined that the impairment was “other-than-temporary” and recorded an impairment charge of $956 million included in “Property transactions, net” in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2009.

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
     As a result of the amendments to the joint venture agreement and the CityCenter credit facility during the second quarter, the Company concluded that it should reassess, as of June 30, 2009, whether CityCenter is a variable interest entity. The Company’s assessment confirmed its previous conclusion that CityCenter is not a variable interest entity and the equity method of accounting remains appropriate, as equity at risk is sufficient and the equity holders continue to control CityCenter and have the right/obligation to receive/absorb expected returns/losses of CityCenter. In addition, while the Company’s obligation to absorb expected losses is not proportionate to its 50% voting rights as a result of the changes to the completion guarantees, substantially all of the activities of CityCenter do not involve — and are not conducted on behalf of — the Company.
     In March 2009, Infinity World filed a lawsuit against the Company that sought judicial relief from Infinity World’s contractual funding obligations to CityCenter on several grounds, which the Company contested. The lawsuit was dismissed with prejudice in conjunction with the amended and restated joint venture agreement.
     During the three and nine months ended September 30, 2009, the Company incurred $15 million and $40 million, and during the three and nine months ended September 30, 2008, the Company incurred $9 million and $34 million of costs reimbursable by CityCenter, primarily employee compensation, residential sales costs, and certain allocated costs. Such costs are recorded as “Other” operating expenses, and the reimbursement of such costs is recorded as “Other” revenue, in the accompanying consolidated statements of operations.
     The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months		Nine Months
For the periods ended September 30,	2009	2008	2009	2008
	(In thousands)
Income (loss) from unconsolidated affiliates	$(132,893)	$38,572	$(113,169)	$89,728
Preopening and start-up expenses	(10,671)	(4,710)	(27,401)	(15,928)
Non-operating items from unconsolidated affiliates	(14,613)	(9,552)	(38,058)	(26,731)

	$(158,177)	$24,310	$(178,628)	$47,069

     Included in income (loss) from unconsolidated affiliates for the three and nine months ended September 30, 2009 is the Company’s share of an impairment charge relating to CityCenter residential real estate under development (“REUD”). CityCenter was required to review its REUD for impairment as of September 30, 2009, mainly due to CityCenter’s September 2009 decision to discount the prices of its residential inventory by 30%. This decision and related market conditions led to CityCenter management’s conclusion that the carrying value of the REUD is not recoverable based on estimates of undiscounted cash flows. As a result, CityCenter was required to compare the fair value of its REUD to its carrying value and record an impairment charge for the shortfall. Fair value of the REUD was determined using a discounted cash flow analysis based on management’s current expectations of future cash flows. The key inputs in the discounted cash flow analysis included estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate. This analysis resulted in an impairment charge of approximately $348 million of the REUD. The Company recognized 50% of such impairment charge, adjusted by certain basis differences, resulting in a pre-tax charge of $203 million.
     Summary statement of operations information for the CityCenter joint venture is provided below:

	Three Months		Nine Months
For the periods ended September 30,	2009	2008	2009	2008
		(In thousands)
Operating expenses:
Preopening and start-up expenses	$(21,343)	$(6,963)	$(53,171)	$(24,325)
Write-downs and impairments	(347,534)	—	(348,790)	—
Other operating expenses	(3,512)	(5,552)	(7,997)	(20,230)

Operating loss	(372,389)	(12,515)	(409,958)	(44,555)
Other income (expense)	(1,516)	837	(8,668)	3,068

Net loss	$(373,905)	$(11,678)	$(418,626)	$(41,487)

NOTE 5 — LONG-TERM DEBT
     Long-term debt consisted of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Senior credit facility	$4,310,152	$5,710,000
$226.3 million 6.5% senior notes, due 2009, net	—	226,720
$57.4 million 6% senior notes, due 2009, net	57,362	820,894
$297.0 million 9.375% senior subordinated notes, due 2010, net	299,904	305,893
$782 million 8.5% senior notes, due 2010, net	781,573	781,223
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$128.7 million 6.375% senior notes, due 2011, net	129,216	129,399
$544.7 million 6.75% senior notes, due 2012	544,650	544,650
$484.2 million 6.75% senior notes, due 2013	484,226	484,226
$150 million 7.625% senior subordinated debentures, due 2013, net	153,387	153,960
$750 million 13% senior secured notes, due 2013, net	705,110	699,440
$508.9 million 5.875% senior notes, due 2014, net	507,535	507,304
$650 million 10.375% senior secured notes, due 2014, net	632,735	—
$875 million 6.625% senior notes, due 2015, net	878,374	878,728
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$100 million 7.25% senior debentures, redeemed in 2009	—	85,537
$743 million 7.625% senior notes, due 2017	743,000	743,000
$850 million 11.125% senior secured notes, due 2017, net	828,021	—
$475 million 11.375% senior notes, due 2018	462,656	—
Floating rate convertible senior debentures, due 2033	8,472	8,472
$0.5 million 7% debentures, due 2036, net	573	573
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	3,462	4,233

	12,910,322	13,464,166
Less: Current portion	—	(1,047,614)

	$12,910,322	$12,416,552

     At September 30, 2009, the Company’s $5.8 billion senior credit facility consisted of a term loan facility of $2.2 billion and a revolving credit facility of $3.6 billion and matures in 2011. In October 2009, the Company used the net proceeds received from its $475 million senior notes issuance in late September 2009 (discussed below) to repay amounts outstanding under its senior credit facility, including a permanent repayment of $226 million which reduced the term loan and revolving loans on a pro rata basis. As of September 30, 2009, amounts due within one year of the balance sheet date are classified as long-term in the accompanying consolidated balance sheets because the Company has both the intent and ability to repay these amounts with available borrowings under the senior credit facility. As discussed in Note 2, the senior credit facility was fully drawn until May 2009; therefore, the Company’s senior notes due in 2009 were classified as current obligations at December 31, 2008.
     In conjunction with the May 2009 credit facility amendment, the Company granted the lenders a security interest in the assets of Gold Strike Tunica and certain undeveloped land on the Las Vegas Strip to secure up to $300 million of obligations under the credit facility, and MGM Grand Detroit, which is a co-borrower under the credit facility, granted lenders a security interest in its assets to secure its obligations under the credit facility. The senior credit facility bears interest at a LIBOR margin at 4.00%, with a LIBOR floor of 2.00%, and a base margin at 3.00%, with a base rate floor of 4.00%. The weighted average interest rate on outstanding borrowings under the senior credit facility at September 30, 2009 and December 31, 2008 was 6.0% and 3.4%, respectively. During the nine months ending September 30, 2009, the Company recorded a loss on early retirement of debt of $20 million related to amendments to its senior credit facility recorded within “Other non-operating expense” in the accompanying consolidated statement of operations.
     Interest expense, net consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2009	2008	2009	2008
	(In thousands)
Total interest incurred	$257,406	$187,224	$765,275	$560,603
Interest capitalized	(75,507)	(42,473)	(210,453)	(120,759)

	$181,899	$144,751	$554,822	$439,844

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
     In September 2009, the Company issued $475 million of 11.375% senior notes due 2018 for net proceeds to the Company of approximately $451 million. The notes rank equally with the Company’s existing and future senior unsecured indebtedness. In October 2009, the Company repaid the remaining $57.4 million of its 6.0% senior notes.
     Under the indenture governing the Company’s 13% senior secured notes due 2013, upon consummation of an asset sale the Company was required to either 1) reinvest the net after-tax proceeds, which can include committed capital expenditures; or 2) make an offer to repurchase a corresponding amount of senior secured notes at par plus accrued interest. In June 2009, the Company entered into a supplemental indenture for the 13% senior secured notes due 2013 which provided that 1) the original covenant does not apply to the sale of TI; 2) any indebtedness of the Company or subsidiaries validly released in writing in exchange for assets of the Company or subsidiaries will be “deemed cash” for purposes of the 75% cash consideration requirement under the original covenant; and 3) permitted uses of net proceeds of non-collateral asset sales include permanent payment of indebtedness that ranks equally in right of payment with the 13% senior secured notes due 2013. These amended terms are consistent with the terms of the 10.375% senior secured notes due 2014 and the 11.125% senior secured notes due 2017. As discussed in Note 2, the Company’s senior credit facility requires that 50% of the net proceeds from future asset sales must be used to permanently reduce the available borrowings under the senior credit facility.

     The Company’s long-term debt obligations contain certain financial and non-financial covenants. At September 30, 2009, the Company was required to maintain a minimum trailing annual EBITDA (as defined) of $900 million, beginning in June 2009. Additionally, the Company is limited to $250 million of annual capital expenditures (as defined) during 2009. Through September 30, 2009, the Company was in compliance with the minimum EBITDA and maximum capital expenditures covenants. The credit facility amendment in May 2009 eliminated the Company’s requirement to maintain a maximum leverage and interest charge ratio, and permanently waived any previous non-compliance with such ratio tests.
     The estimated fair value of the Company’s long-term debt at September 30, 2009 was approximately $11.8 billion, versus its book value of $12.9 billion. At December 31, 2008, the estimated fair value of the Company’s long-term debt was approximately $8.5 billion, versus its book value of $13.5 billion. The estimated fair value of the Company’s senior and senior subordinated notes was based on quoted market prices; the fair value of the Company’s senior credit facility was determined using estimates based on recent trading prices.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
     Mashantucket Pequot Tribal Nation. The Company entered into a series of agreements to implement a strategic alliance with the Mashantucket Pequot Tribal Nation (“MPTN”), which owns and operates Foxwoods Casino Resort in Mashantucket, Connecticut. Under the strategic alliance, a casino resort owned and operated by MPTN located adjacent to the Foxwoods casino resort carries the “MGM Grand” brand name. The Company and MPTN also formed a jointly owned company — Unity Gaming, LLC — to acquire or develop future gaming and non-gaming enterprises. On September 30, 2009, the Company and MPTN agreed to dissolve Unity Gaming, LLC and release the Company of its $200 million financial commitment with respect thereto due to the current economic environment. The Company and MPTN also agreed that the Company will no longer provide consulting services to MPTN for the operations of MGM Grand at Foxwoods; however, the Company will continue to earn a fee for MPTN’s use of the “MGM Grand” brand name.
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
     Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At September 30, 2009, the Company had provided $37 million of total letters of credit. As discussed in Note 4, in April 2009 the Company funded its remaining equity contributions to CityCenter of $224 million through an irrevocable letter of credit, which did not count against the $250 million limit described above. At September 30, 2009, that letter of credit had been fully drawn and was no longer in effect. Though not subject to a letter of credit, the Company has an agreement with the Nevada Gaming Control Board to maintain $112 million of cash in bank at the corporate level to support normal bankroll requirements at the Company’s Nevada operations.

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
     However, the Company believes it is reasonably possible that actions of the New Jersey Commission may cause us to dispose of our investment in either MGM Grand Macau or Borgata. Such an action may result in an impairment of such investment and, in the case of New Jersey, our Renaissance Pointe land, due to a) the buy-sell provision of the operating agreements of these entities that may result in a sale below our carrying value; b) market values which at that time may be below our carrying value; or c) in the case of New Jersey, alternate uses of the Renaissance Pointe land that may not support our carrying value of approximately $745 million.
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
NOTE 7 — INCOME PER SHARE OF COMMON STOCK
     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2009	2008	2009	2008
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	441,214	276,417	357,348	280,926
Potential dilution from stock options and restricted stock	—	3,429	—	6,678

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	441,214	279,846	357,348	287,604

     The Company had a loss from continuing operations for the three and nine months ended September 30, 2009. Therefore, approximately 27.8 million shares and 26.8 million shares underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share for three and nine months ended September 30, 2009, respectively, because to include these awards would be anti-dilutive. Approximately 18.6 million and 9.1 million shares underlying stock-based awards were excluded from the computation of diluted earnings per share in the three and nine months ended September 30, 2008, respectively.

NOTE 8 — COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2009	2008	2009	2008
	(In thousands)
Net income (loss)	$(750,388)	$61,278	$(857,764)	$292,725
Valuation adjustment to M Resort convertible note, net of tax	—	(16,496)	962	(23,717)
Currency translation adjustment	45	(272)	867	(3,356)
Reclassification of comprehensive income to earnings — M Resort note	—	—	53,305	—
Other	—	—	165	—

	$(750,343)	$44,510	$(802,465)	$265,652

NOTE 9 — STOCKHOLDERS’ EQUITY
     Tender offer. In February 2008, the Company and a wholly-owned subsidiary of Dubai World completed a joint tender offer to purchase 15 million shares of Company common stock at a price of $80 per share. The Company purchased 8.5 million shares at a total purchase price of $680 million.
     Stock repurchases. In addition to the tender offer, the Company repurchased 9.7 million shares of common stock in the nine months ended September 30, 2008, at a total cost of $561 million. The Company did not repurchase common stock during the nine months ended September 30, 2009. At September 30, 2009, the Company had 20 million shares available for repurchase under its May 2008 authorization.
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
NOTE 10 — STOCK-BASED COMPENSATION
     Activity under share-based payment plans. As of September 30, 2009, the aggregate number of share-based awards available for grant under the Company’s omnibus incentive plan was 14.6 million. A summary of activity under the Company’s share-based payment plans for the nine months ended September 30, 2009 is presented below:
Stock options and stock appreciation rights

		Weighted
		Average
	Shares	Exercise
	(000’s)	Price
Outstanding at January 1, 2009	25,210	$26.98
Granted	4,689	6.97
Exercised	(73)	12.74
Forfeited or expired	(2,233)	26.69

Outstanding at September 30, 2009	27,593	23.63

Exercisable at September 30, 2009	17,475	25.25

     As of September 30, 2009, there was a total of approximately $54 million of unamortized compensation related to stock options and stock appreciation rights expected to vest, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted stock units (“RSUs”)

		Weighted
		Average
	Shares	Grant Date
	(000’s)	Fair Value
Nonvested at January 1, 2009	1,054	$18.93
Granted	6	16.10
Vested	(216)	18.90
Forfeited	(123)	18.98

Nonvested at September 30, 2009	721	18.91

     As of September 30, 2009, there was a total of approximately $55 million of unamortized compensation related to RSUs which is expected to be recognized over a weighted-average period of 2.0 years.
     The following table includes additional information related to stock options, SARs and RSUs:

Nine months ended September 30,	2009	2008
	(In thousands)
Intrinsic value of share-based awards exercised or vested	$1,594	$33,316
Income tax benefit from share-based awards exercised or vested	558	10,702
Proceeds from stock option exercises	637	14,010
     Recognition of compensation cost. Compensation cost was recognized as follows:

	Three Months		Nine Months
For the periods ended September 30,	2009	2008	2009	2008
	(In thousands)
Compensation cost
Stock options and SARS	$5,650	$10,345	$16,318	$34,072
RSUs	5,070	—	15,394	—

Total compensation cost	10,720	10,345	31,712	34,072
Less: CityCenter reimbursed cost	(1,381)	(1,447)	(4,573)	(4,305)
Less: Compensation cost capitalized	(20)	(28)	(63)	(102)

Compensation cost recognized as expense	9,319	8,870	27,076	29,665
Less: Related tax benefit	(3,244)	(3,172)	(9,381)	(10,298)

Compensation expense, net of tax benefit	$6,075	$5,698	$17,695	$19,367

      Compensation cost for stock options and SARs is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Three Months		Nine Months
For the periods ended September 30,	2009	2008	2009	2008

Expected volatility	86%	53%	84%	41%
Expected term	4.7 years	4.5 years	4.7 years	4.5 years
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.2%	3.1%	2.2%	2.7%
Forfeiture rate	3.4%	3.4%	3.4%	3.4%
Weighted-average fair value of options and SARs granted	$5.17	$14.52	$4.54	$20.48
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

NOTE 11 — PROPERTY TRANSACTIONS, NET
     Net property transactions consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2009	2008	2009	2008
	(In thousands)
CityCenter investment impairment charge	$955,898	$—	$955,898	$—
Other write-downs and impairments	14,141	30,928	16,418	38,449
Insurance recoveries	—	—	(7,186)	(9,639)
Demolition costs	—	799	—	5,470
Gain on sale of TI	—	—	(187,442)	—
Net losses on sale or disposal of fixed assets	1,169	599	1,643	704

	$971,208	$32,326	$779,331	$34,984

     See Note 4 for discussion of the CityCenter investment impairment charge. Other write-downs and impairments in 2009 primarily related to the write-off of several discontinued capital projects. Insurance recoveries in 2009 and 2008 relate to the Monte Carlo fire — see Note 1. Write-downs and impairments in 2008 primarily related the write-down of Primm Valley Golf Club. Additional write-downs and impairments in 2008 related to a damaged marquee sign at Bellagio, assets written off in conjunction with retail store changes at Mandalay Bay, and discontinued capital projects. Demolition costs in 2008 relate largely to room remodel activity.
NOTE 12 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION
     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC, foreign subsidiaries, and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of September 30, 2009 and December 31, 2008 and for the three and nine month periods ended September 30, 2009 and 2008 is as follows:
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At September 30, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$848,912	$664,941	$110,612	$—	$1,624,465
Property and equipment, net	—	15,061,987	701,041	(11,972)	15,751,056
Investments in subsidiaries	18,429,040	456,381	—	(18,885,421)	—
Investments in unconsolidated affiliates	—	3,293,652	250,773	—	3,544,425
Other non-current assets	169,414	526,163	110,998	—	806,575

	$19,447,366	$20,003,124	$1,173,424	$(18,897,393)	$21,726,521

Current liabilities	$264,181	$856,337	$36,611	$—	$1,157,129
Intercompany accounts	(278,362)	179,324	99,038	—	—
Deferred income taxes	3,142,220	—	—	—	3,142,220
Long-term debt	11,861,043	599,279	450,000	—	12,910,322
Other long-term obligations	163,141	57,988	578	—	221,707
Stockholders’ equity	4,295,143	18,310,196	587,197	(18,897,393)	4,295,143

	$19,447,366	$20,003,124	$1,173,424	$(18,897,393)	$21,726,521

	At December 31, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$126,009	$1,346,094	$60,927	$—	$1,533,030
Property and equipment, net	—	15,564,669	736,457	(11,972)	16,289,154
Investments in subsidiaries	18,920,844	625,790	—	(19,546,634)	—
Investments in and advances to unconsolidated affiliates	—	4,389,058	253,807	—	4,642,865
Other non-current assets	194,793	500,717	114,157	—	809,667

	$19,241,646	$22,426,328	$1,165,348	$(19,558,606)	$23,274,716

Current liabilities	$863,038	$1,055,921	$36,003	$—	$1,954,962
Current portion of long-term debt	820,894	226,720	—	—	1,047,614
Intercompany accounts	(1,501,070)	1,451,897	49,173	—	—
Deferred income taxes	3,441,198	—	—	—	3,441,198
Long-term debt	11,320,620	692,332	403,600	—	12,416,552
Other long-term obligations	322,605	66,642	50,782	—	440,029
Stockholders’ equity	3,974,361	18,932,816	625,790	(19,558,606)	3,974,361

	$19,241,646	$22,426,328	$1,165,348	$(19,558,606)	$23,274,716

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended September 30, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,400,768	$132,455	$—	$1,533,223
Equity in subsidiaries’ earnings (loss)	(982,568)	32,808	—	949,760	—
Expenses:
Casino and hotel operations	3,617	811,887	73,634	—	889,138
General and administrative	2,783	264,685	23,298	—	290,766
Corporate expense	4,702	28,143	(917)	—	31,928
Preopening and start-up expenses	—	10,058	—	—	10,058
Restructuring costs	—	—	—	—	—
Property transactions, net	—	971,208	—	—	971,208
Depreciation and amortization	—	161,683	8,968	—	170,651

	11,102	2,247,664	104,983	—	2,363,749

Income (loss) from unconsolidated affiliates	—	(156,463)	23,570	—	(132,893)

Operating income (loss)	(993,670)	(970,551)	51,042	949,760	(963,419)
Interest income (expense), net	(174,141)	4	(6,905)	—	(181,042)
Other, net	3,605	(8,139)	(9,253)	—	(13,787)

Income (loss) before income taxes	(1,164,206)	(978,686)	34,884	949,760	(1,158,248)
Benefit (provision) for income taxes	414,722	(5,690)	(1,172)	—	407,860

Net income (loss)	$(749,484)	$(984,376)	$33,712	$949,760	$(750,388)

	For the Three Months Ended September 30, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,639,174	$146,357	$—	$1,785,531
Equity in subsidiaries’ earnings	216,099	18,663	—	(234,762)	—
Expenses:
Casino and hotel operations	3,200	908,830	81,286	—	993,316
General and administrative	2,034	296,560	28,237	—	326,831
Corporate expense	3,193	21,242	31	—	24,466
Preopening and start-up expenses	—	5,505	—	—	5,505
Property transactions, net	(3,121)	35,447	—	—	32,326
Depreciation and amortization	—	185,837	14,265	—	200,102

	5,306	1,453,421	123,819	—	1,582,546

Income from unconsolidated affiliates	—	30,707	7,865	—	38,572

Operating income	210,793	235,123	30,403	(234,762)	241,557
Interest income (expense), net	(122,339)	(12,465)	(4,037)	—	(138,841)
Other, net	—	(1,030)	(6,397)	—	(7,427)

Income before income taxes	88,454	221,628	19,969	(234,762)	95,289
Provision for income taxes	(27,176)	(5,529)	(1,306)	—	(34,011)

Net income	$61,278	$216,099	$18,663	$(234,762)	$61,278

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Nine Months Ended September 30, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$4,114,402	$411,771	$—	$4,526,173
Equity in subsidiaries’ earnings (loss)	(541,132)	53,520	—	487,612	—
Expenses:
Casino and hotel operations	10,551	2,398,939	227,070	—	2,636,560
General and administrative	6,816	748,052	70,262	—	825,130
Corporate expense	29,129	73,484	(3,318)	—	99,295
Preopening and start-up expenses	—	27,539	—	—	27,539
Restructuring costs	—	493	—	—	493
Property transactions, net	—	779,331	—	—	779,331
Depreciation and amortization	—	491,483	30,394	—	521,877

	46,496	4,519,321	324,408	—	4,890,225

Income (loss) from unconsolidated affiliates	—	(128,062)	14,893	—	(113,169)

Operating income (loss)	(587,628)	(479,461)	102,256	487,612	(477,221)
Interest income (expense), net	(526,767)	4	(16,524)	—	(543,287)
Other, net	(193,196)	(54,345)	(25,210)	—	(272,751)

Income (loss) before income taxes	(1,307,591)	(533,802)	60,522	487,612	(1,293,259)
Benefit (provision) for income taxes	453,169	(14,014)	(3,660)	—	435,495

Net income (loss)	$(854,422)	$(547,816)	$56,862	$487,612	$(857,764)

	For the Nine Months Ended September 30, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$5,136,714	$447,541	$—	$5,584,255
Equity in subsidiaries’ earnings	839,038	49,876	—	(888,914)	—
Expenses:
Casino and hotel operations	10,399	2,797,030	250,774	—	3,058,203
General and administrative	7,076	881,670	82,270	—	971,016
Corporate expense	11,189	71,917	431	—	83,537
Preopening and start-up expenses	—	17,491	135	—	17,626
Restructuring costs	—	329	—	—	329
Property transactions, net	(8,773)	43,749	8	—	34,984
Depreciation and amortization	—	548,745	42,914	—	591,659

	19,891	4,360,931	376,532	—	4,757,354

Income from unconsolidated affiliates	—	76,110	13,618	—	89,728

Operating income	819,147	901,769	84,627	(888,914)	916,629
Interest income (expense), net	(369,649)	(46,055)	(11,084)	—	(426,788)
Other, net	—	(6,251)	(19,689)	—	(25,940)

Income before income taxes	449,498	849,463	53,854	(888,914)	463,901
Provision for income taxes	(156,773)	(10,425)	(3,978)	—	(171,176)

Net income	$292,725	$839,038	$49,876	$(888,914)	$292,725

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Nine Months Ended September 30, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(446,908)	$968,950	$(3,726)	$—	$518,316

Cash flows from investing activities
Capital expenditures, net	—	(121,801)	(883)	—	(122,684)
Proceeds from the sale of Treasure Island, net	—	746,266	—	—	746,266
Dispositions of property and equipment	—	22,067	—	—	22,067
Investments in and advances to unconsolidated affiliates	—	(916,144)	—	(5,923)	(922,067)
Property damage insurance recoveries	—	7,186	—	—	7,186
Other	—	(5,054)	—	—	(5,054)

Net cash used in investing activities	—	(267,480)	(883)	(5,923)	(274,286)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities — maturities of 90 days or less	(2,271,400)	—	(213,600)	—	(2,485,000)
Borrowings under bank credit facilities — maturities longer than 90 days	6,211,492	—	450,000	—	6,661,492
Repayments under bank credit facilities — maturities longer than 90 days	(5,386,340)	—	(190,000)	—	(5,576,340)
Issuance of senior notes	1,921,751	—	—	—	1,921,751
Retirement of senior notes	(762,648)	(356,442)	—	—	(1,119,090)
Debt issuance costs	(113,227)	—	—	—	(113,227)
Issuance of common stock in public offering	1,103,737	—	—	—	1,103,737
Issuance of common stock upon exercise of stock options	637	—	—	—	637
Intercompany accounts	1,111,254	(1,165,111)	47,934	5,923	—
Payment of Detroit Economic Development Corporation bonds	—	—	(49,393)	—	(49,393)
Other	(404)	(954)	(47)	—	(1,405)

Net cash provided by (used in) financing activities	1,814,852	(1,522,507)	44,894	5,923	343,162

Cash and cash equivalents
Net increase (decrease) for the period	1,367,944	(821,037)	40,285	—	587,192
Change in cash related to assets held for sale	—	14,154	—	—	14,154
Balance, beginning of period	(2,444)	267,602	30,486	—	295,644

Balance, end of period	$1,365,500	$(539,281)	$70,771	$—	$896,990

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Nine Months Ended September 30, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(867,027)	$1,323,688	$44,059	$—	$500,720

Cash flows from investing activities
Capital expenditures, net	—	(666,826)	(7,284)	—	(674,110)
Dispositions of property and equipment	—	648	—	—	648
Investments in and advances to unconsolidated affiliates	—	(876,488)	—	(4,648)	(881,136)
Property damage insurance recoveries	—	21,109	—	—	21,109
Other	—	(3,653)	—	—	(3,653)

Net cash used in investing activities	—	(1,525,210)	(7,284)	(4,648)	(1,537,142)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities — maturities of 90 days or less	934,500	—	(83,550)	—	850,950
Borrowings under bank credit facilities — maturities longer than 90 days	7,270,000	—	160,000	—	7,430,000
Repayments under bank credit facilities — maturities longer than 90 days	(5,780,000)	—	—	—	(5,780,000)
Retirement of senior notes	—	(376,663)	—	—	(376,663)
Debt issuance costs	(36,200)	—	—	—	(36,200)
Issuance of common stock upon exercise of stock options	14,010	—	—	—	14,010
Repurchase of common stock	(1,240,857)	—	—	—	(1,240,857)
Excess tax benefits from exercise of stock options	9,145	—	—	—	9,145
Intercompany accounts	(314,898)	430,462	(120,212)	4,648	—
Other	—	44	(44)	—	—

Net cash provided by (used in) financing activities	855,700	53,843	(43,806)	4,648	870,385

Cash and cash equivalents
Net decrease for the period	(11,327)	(147,679)	(7,031)	—	(166,037)
Change in cash related to assets held for sale	—	—	—	—	—
Balance, beginning of period	17,289	364,137	34,698	—	416,124

Balance, end of period	$5,962	$216,458	$27,667	$—	$250,087

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     While we were in compliance with the financial covenants under our senior credit facility at December 31, 2008, as previously anticipated, we were not in compliance with the financial covenants as of March 31, 2009 and received a waiver of the requirement to comply with such covenants through September 30, 2009. Subsequent to the receipt of the waiver, in April and May 2009, we entered into amendments of the senior credit facility which included the following key terms:
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
     In September 2009, we issued $475 million of 11.375% senior notes due 2018 for net proceeds of $451 million. In October 2009, we used the net proceeds to pay down amounts outstanding under the senior credit facility, including a permanent reduction of $226 million as required by the senior credit facility.
     In November 2009, we entered into a further amendment to our senior credit facility which permits us to:
•	Issue additional unsecured debt to refinance certain existing debt so long as the maturity of the newly issued debt is not earlier than the maturity of the debt being refinanced or 6 months after the date the senior credit facility is set to mature.
•	Issue, in addition to any such refinancing debt, up to $1 billion of other unsecured debt, provided that 50% of the net cash proceeds over $250 million must be applied to permanently reduce outstanding senior credit facility balances;
•	Issue additional equity securities, subject to compliance with certain provisions set forth in the senior credit facility agreement, provided that 50% of the net cash proceeds over $500 million must be applied to reduce outstanding senior credit facility balances.
     We believe that the availability under our senior credit facility and future operating cash flow will allow us to fulfill our financial commitments through 2010 including any amounts due under the CityCenter completion guarantee (see “Other Factors Affecting Liquidity”). However, our ability to meet our obligations to redeem our $782 million 8.5% senior notes maturing in September 2010 depends in part on our operating performance and amounts required to be funded under the CityCenter completion guarantee meeting management’s current expectations. Should operating results or the amount required under the CityCenter completion guarantee not meet expectations, it may be necessary to seek additional financing or explore the sale of non-core assets to satisfy the September 2010 senior note maturity.
     Overview
     At September 30, 2009, our primary operations consisted of 15 wholly-owned casino resorts and 50% investments in four other casino resorts, including:

Las Vegas, Nevada:	Bellagio, MGM Grand Las Vegas, Mandalay Bay, Mirage, Luxor, New York-New York, Excalibur, Monte Carlo, and Circus Circus Las Vegas.

Other:	Circus Circus Reno and Silver Legacy (50% owned) in Reno, Nevada; Gold Strike in Jean, Nevada; Railroad Pass in Henderson, Nevada; MGM Grand Detroit; Beau Rivage in Biloxi, Mississippi and Gold Strike Tunica in Tunica, Mississippi; Borgata (50% owned) in Atlantic City, New Jersey; Grand Victoria (50% owned) in Elgin, Illinois; and MGM Grand Macau (50% owned).
     Other operations include the Shadow Creek golf course in North Las Vegas; the Primm Valley Golf Club at the California state line; and Fallen Oak golf course in Saucier, Mississippi. In March 2009, we completed the sale of TI — see “Other Factors Affecting Liquidity.”

     We own 50% of CityCenter, currently under development on a 67-acre site on the Las Vegas Strip, between Bellagio and Monte Carlo. Infinity World Development Corp (“Infinity World”), a wholly-owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity, owns the other 50% of CityCenter. CityCenter will feature Aria, a 4,000-room casino resort; two 400-room non-gaming boutique hotels, the Mandarin Oriental, Las Vegas and The Harmon Hotel & Spa; approximately 425,000 square feet of retail shops, dining and entertainment venues in Crystals; and approximately 2.1 million square feet of residential space in approximately 2,400 luxury condominium and condominium-hotel units in multiple towers. CityCenter is expected to open in December 2009, except the residential components will begin closings in early 2010 and the opening of The Harmon Hotel & Spa has been postponed until such time as the Company and Infinity World mutually agree to proceed with its completion. We are serving as the developer of CityCenter and, upon completion of construction, we will manage CityCenter for a fee.
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
     As a resort-based company, our operating results are highly dependent on the volume of customers at our resorts, which in turn impacts the price we can charge for our hotel rooms and other amenities. We also generate a significant portion of our revenues from high-end gaming customers, which can cause variability in our results. Key performance indicators related to revenue are:
•	Casino revenue indicators — table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our table games win percentage is normally 18% to 22% of table games drop and our slots win percentage is normally 7% to 8% of slots handle;
•	Rooms revenue indicators — hotel occupancy (volume indicator); average daily rate (“ADR,” price indicator); revenue per available room (“REVPAR”), a summary measure of hotel results combining ADR and occupancy rate.
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
     Impact of Current Economic Conditions and Credit Markets on Results of Operations
     The state of the United States economy has negatively impacted our results of operations since 2008 and we expect these impacts to continue throughout 2009 and into 2010. The decrease in liquidity in the credit markets which began in late 2007 and accelerated in late 2008 has also significantly impacted our Company.

     Uncertain economic conditions continue to impact our customers’ spending levels. Travel and travel-related expenditures have been particularly affected. Businesses responded to the difficult economic conditions by reducing travel budgets. This factor, along with perceptions surrounding certain types of business travel, negatively impacted convention attendance in Las Vegas. Dramatic drops in convention attendance in late 2008 and into 2009 led to significantly lower room rates as we reacted quickly to re-occupy rooms with leisure travelers. Other conditions currently or recently present in the economic environment are conditions which tend to negatively impact our results, such as:
•	Weak housing market and significant declines in housing prices and related home equity;

•	Weaknesses in employment and increases in unemployment;

•	Weak consumer confidence;

•	Decreases in air capacity to Las Vegas; and

•	Decreases in equity market value, which impacted many of our customers.
     Given the uncertainty in the economy, forecasting future results has become very difficult. In addition, leading indicators such as forward room bookings are difficult to assess, as our booking window has shortened significantly due to consumer uncertainty. Businesses and consumers appear to have altered their spending patterns which may lead to further decreases in visitor volumes and customer spending including convention and conference customers cancelling or postponing their events, although during the second and third quarters we saw these trends stabilize.
     Because of these economic conditions, we have increasingly focused on managing costs. For example, we have reduced our salaried management positions; we did not pay discretionary bonuses in 2008 due to not meeting our internal profit targets; we suspended Company contributions to our 401(k) plan and our nonqualified deferred compensation plans; we rescinded cost of living increases for non-union employees; we reached an agreement with our primary union to defer the 2009 contractual pay increase; we have been managing staffing levels across all our resorts; and we have been reviewing all areas of operations for efficiencies. As a result, the average number of full-time equivalents at our resorts for the quarter ended September 30, 2009 was 12% lower than the prior year quarter and 14% lower on a year-to-date basis.
     Our results of operations are also impacted by decisions we made related to our capital allocation, our access to capital, and our cost of capital — all of which are impacted by the uncertain state of the global economy and the continued instability in the capital markets. For example:
•	In connection with the 2008 and 2009 amendments to our senior credit facility we will incur higher interest costs; and
•	The senior notes issued in November 2008, May 2009 and September 2009 carry significantly higher interest rates than the notes maturing in 2009 and 2010, which will also lead to higher interest costs.
     CityCenter Impairment Charges
     At September 30, 2009, we reviewed our CityCenter investment for impairment using revised operating forecasts developed by CityCenter management late in the third quarter. In addition, the impairment charge related to CityCenter’s residential real estate under development discussed below further indicated that our investment may have experienced an other-than-temporary decline in value. Our discounted cash flow analysis for CityCenter included estimated future cash outflows for construction and maintenance expenditures and future cash inflows from operations, including residential sales. Based on our analysis, we determined that the carrying value of our investment exceeded its fair value and therefore an impairment was indicated. We intend to and believe we can retain our investment in CityCenter; however, due to the extent of the shortfall and our assessment of the uncertainty of fully recovering our investment, we determined that the impairment was “other-than-temporary” and recorded an impairment charge of $956 million included in “Property transactions, net” in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2009.

     In addition, included in “Income (loss) from unconsolidated affiliates” for the third quarter of 2009 is our share of an impairment charge relating to CityCenter residential real estate under development (“REUD”). CityCenter was required to review its REUD for impairment as of September 30, 2009, mainly due to CityCenter’s September 2009 decision to discount the prices of its residential inventory by 30%. This decision and related market conditions led to CityCenter management’s conclusion that the carrying value of the REUD is not recoverable based on estimates of undiscounted cash flows. As a result, CityCenter was required to compare the fair value of its REUD to its carrying value and record an impairment charge for the shortfall. Fair value of the REUD was determined using a discounted cash flow analysis based on management’s current expectations of future cash flows. The key inputs in the discounted cash flow analysis included estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate. This analysis resulted in an impairment charge of approximately $348 million of the REUD. We recognized 50% of such impairment charge, adjusted by certain basis differences, resulting in a pre-tax charge of $203 million.
Results of Operations
     The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2009 and 2008. Certain results referenced in this section are on a “same store” basis excluding the results of TI.
     Our net revenue decreased 9% on a same store basis in the three months ended September 30, 2009 compared to the prior year quarter, reflecting the overall continued weakness in room rates and lower spending levels by our customers. For the nine-month period, revenues decreased 16%, as the earlier quarters also saw significant convention cancellations. The convention cancellations in the first half of the 2009 and lack of convention business in the third quarter forced the Company to shift hotel business to the leisure segment at lower rates to maximize occupancy levels. Gaming and other sources of revenue continue to be impacted by lower customer spending at our resorts during 2009. Our regional resorts performed better relative to our Las Vegas Strip resorts, with revenues for the nine months ended September 30, 2009 down 9% at MGM Grand Detroit and 10% at our Mississippi resorts.
     Our operating loss for the third quarter of 2009 included two significant impairment charges totaling approximately $1.16 billion related to CityCenter which are discussed above and in the accompanying notes to our consolidated financial statements. Operating results for the third quarter of 2009 benefited from $14 million of income related to our share of insurance proceeds recognized at The Borgata and the prior year included a $22 million dollar impact from the reversal of bonus accruals. Excluding these items, other property transactions, and preopening and start-up expenses, operating income decreased 16% on a same store basis for the third quarter and we achieved an operating margin of 13% compared to a margin of 14% in the third quarter of 2008. For the nine months, operating results was benefited by a pre-tax gain of $187 million on the TI sale and $22 million of insurance recoveries related to the Monte Carlo fire, both in the first quarter. On a comparable basis excluding the items discussed above, our operating income was down 42% for the nine month period. On that basis, we achieved an operating margin of 12% in the 2009 nine month period compared to 17% in 2008.
     Operating Results — Detailed Revenue Information
     The following table presents details of our net revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percentage			Percentage
	2009	Change	2008	2009	Change	2008
			(Dollars in thousands)
Casino revenue, net:
Table games	$277,265	3%	$268,006	$736,431	(12%)	$834,372
Slots	402,264	(11%)	450,374	1,190,666	(13%)	1,362,199
Other	20,277	(3%)	20,951	63,006	(16%)	75,407

Casino revenue, net	699,806	(5%)	739,331	1,990,103	(12%)	2,271,978

Non-casino revenue:
Rooms	340,165	(26%)	458,051	1,045,504	(30%)	1,500,322
Food and beverage	344,284	(13%)	395,090	1,040,540	(15%)	1,229,045
Entertainment, retail and other	321,166	(11%)	360,213	946,031	(13%)	1,089,265

Non-casino revenue	1,005,615	(17%)	1,213,354	3,032,075	(21%)	3,818,632

	1,705,421	(13%)	1,952,685	5,022,178	(18%)	6,090,610
Less: Promotional allowances	(172,198)	3%	(167,154)	(496,005)	(2%)	(506,355)

	$1,533,223	(14%)	$1,785,531	$4,526,173	(19%)	$5,584,255

     Table game revenue increased 7% for the three month period on a same store basis, mainly due to a 75% increase in baccarat volume. Table games revenue decreased 10% on a same store basis for the nine month period, mainly due to an 8% decrease in total table games volume. The overall table games hold percentage was higher than our normal range in the third quarter of 2009 and toward the top-end of our normal range in the prior year third quarter. For the nine month periods, the table games hold percentage was within the normal range for both the current and prior year period, and was slightly higher in the current period versus the prior year. Slots revenue declined 6% for the third quarter on a same store basis and 9% for the nine month period.
     On a same store basis, rooms revenue in the third quarter decreased 21%, with a 23% decrease in Las Vegas Strip REVPAR, resulting from lower rates. The following table shows key hotel statistics for our Las Vegas Strip resorts on a same store basis:

	Three Months		Nine Months
For the periods ended September 30,	2009	2008	2009	2008

Occupancy	95%	95%	92%	95%
Average Daily Rate (ADR)	$105	$136	$111	$152
Revenue per Available Room (REVPAR)	100	129	102	145
     Food and beverage revenue decreased 8% on a same store basis for the quarter and 12% for the nine month period. Entertainment revenues were up 5% in the third quarter due to new shows at Luxor (Believe) and Mandalay Bay (Disney’s The Lion King), as well as a strong events calendar which offset lower occupancy at existing shows. Entertainment revenues for the nine months were down 3% on a same store basis.
     Operating Results — Details of Certain Charges
     Preopening and start-up expenses largely consisted of our share of CityCenter’s preopening costs in 2009. In 2008, preopening and start-up expenses included amounts for CityCenter and Borgata’s expansion.
     Property transactions, net consisted of the following:

	Three Months		Nine Months
For the periods ended September 30,	2009	2008	2009	2008
		(In thousands)
CityCenter investment write-down	$955,898	$—	$955,898	$—
Other write-downs and impairments	14,141	30,928	16,418	38,449
Insurance recoveries	—	—	(7,186)	(9,639)
Demolition costs	—	799	—	5,470
Gain on sale of TI	—	—	(187,442)	—
Net losses on sale or disposal of fixed assets	1,169	599	1,643	704

	$971,208	$32,326	$779,331	$34,984

     Other write-downs and impairments in 2009 primarily related to the write-off of several abandoned capital projects. Insurance recoveries relate to property damage income for the Monte Carlo fire. Write-downs and impairments in 2008 primarily related to the write-down of Primm Valley Golf Club. Additional write-downs and impairments in 2008 included a damaged marquee sign at Bellagio, assets written off in conjunction with retail store changes at Mandalay Bay, and discontinued capital projects. Demolition costs in 2008 relate largely to room remodel activity.
     Operating Results — Income (Loss) from Unconsolidated Affiliates
     We recognized a loss from unconsolidated affiliates of $133 million for the third quarter and $113 million for the nine month period in 2009. These results include the $203 million impact from the impairment charge recorded by CityCenter related to its residential real estate under development. Excluding this impact, income from unconsolidated affiliates increased 81% for the third quarter as a result of increased operating results for MGM Grand Macau and Borgata.
     Non-operating Results
     Net interest expense increased to $182 million in the 2009 third quarter from $145 million in the 2008 period. For the nine months, net interest expense increased to $555 million from $440 million. Gross interest expense increased due to higher average debt balances during the 2009 periods, higher borrowing rates under our senior credit facility and newly issued senior secured notes, as well as breakage fees incurred in conjunction with voluntary repayments of our revolving credit facility. Capitalized interest increased due to higher CityCenter investment balances and higher weighted average cost of debt.

     The significant increases in other non-operating expense in the 2009 periods compared to the same periods in 2008 is primarily related to the “other-than-temporary” impairment charge of $176 million related to our investment in the M Resort LLC 6% convertible note maturing June 2015 (the “M Resort Note”) recorded in the second quarter of 2009. We had previously concluded that the decline in value of the M Resort Note was not “other-than-temporary,” since we believed the projected cash flows of M Resort would allow full recovery of our investment, and that we had the ability and intent to hold the M Resort Note to maturity. However, based on actual results from the resort’s March 1, 2009 opening and revised cash flow projections by M Resort management, we now believe that the decline is “other-than-temporary.” In addition, we recorded losses of $58 million in the 2009 second quarter on the retirement of long-term debt in connection with our senior secured note issuance and the reduction in capacity of our senior credit facility.
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
     However, we believe it is reasonably possible that actions of the New Jersey Commission may cause us to dispose of our investment in either MGM Grand Macau or Borgata. Such an action may result in an impairment of such investment and, in the case of New Jersey, our Renaissance Pointe land, due to a) the buy-sell provision of the operating agreements of these entities that may result in a sale below our carrying value; b) market values at that time which may be below our carrying value; c) in the case of New Jersey, alternate uses of the Renaissance Pointe land that may not support our carrying value of approximately $745 million.
     Liquidity and Capital Resources
     Cash Flows — Operating Activities
     Cash flow provided by operating activities was $518 million for the nine months ended September 30, 2009, an increase from $501 million in the prior year period. The prior year period included a significant income tax payment made in the first quarter of 2008 related to the contribution of CityCenter to a joint venture in 2007. At September 30, 2009, we held cash and cash equivalents of $897 million, higher than normal due to proceeds from our September 2009 senior note issuance, which we subsequently used to pay down our senior credit facility.
     Cash Flows — Investing Activities
     Capital expenditures of $123 million in 2009 were primarily maintenance capital expenditures and our portion of the construction costs related to the people mover connecting Monte Carlo and Bellagio to CityCenter. In the 2008 period, capital expenditures consisted of room remodel costs, primarily at The Mirage, TI, and Excalibur; payments for corporate aircraft; payments for the showroom Believe at Luxor; and other routine capital expenditures.

     During the 2009 nine-month period, we received $746 million of net proceeds from the sale of TI and invested $731 million in CityCenter, excluding capitalized interest of $174 million. Investments in and advances to unconsolidated affiliates primarily related to CityCenter in both 2009 and 2008.
     Cash Flows — Financing Activities
     In the nine months ended September 30, 2009, we repaid net debt of $597 million. In addition, pursuant to our development agreement, we paid $50 million for bonds issued by the Economic Development Corporation of the City of Detroit. At September 30, 2009, our senior credit facility had an outstanding balance of $4.3 billion, with available borrowings of $1.4 billion. In September 2009, we issued $475 million in senior unsecured notes for net proceeds of $451 million. In October 2009, proceeds from the September offering were used to repay outstanding amounts under our senior credit facility, including a permanent repayment of $226 million.
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
     Other Factors Affecting Liquidity
     Long-term debt payable in 2009 and 2010. As of September 30, 2009, we had $57 million of senior notes due in October 2009, $297 million of senior subordinated notes due in February 2010, and $782 million of principal of senior notes due in September 2010.
     Senior credit facility. Our senior credit facility matures in October 2011 and allows for the following in the interim:
•	We can redeem debt before its maturity in the open market; this is unlimited for debt maturing through February 2011 and up to $300 million at a discount to par for debt maturing after February 2011.
•	We can issue additional unsecured debt to finance certain existing debt so long as the maturity of the newly issued debt is not earlier than the maturity of the debt being refinanced or six months after the date the senior credit facility is set to mature.
•	We can issue, in addition to any such refinancing of debt, up to $1 billion of other unsecured debt, provided that 50% of the net cash proceeds over $250 million must be applied to permanently reduce outstanding senior credit facility balances;
•	We can issue additional equity securities subject to compliance with certain provisions set forth in the senior credit facility agreement, provided that 50% of the net cash proceeds over $500 million must be applied to reduce outstanding senior credit facility balances.
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
Recently Issued Accounting Standards
     We adopted various accounting standards during 2009, none of which had a material impact on our consolidated financial statements. In addition, in June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends the quantitative approach to determine the primary beneficiary of a variable interest entity (“VIE”) previously required by Interpretation No. 46(R). An enterprise must determine if its variable interest or interests give it a controlling financial interest in a VIE by evaluating whether 1) the enterprise has the power to direct activities of the VIE that have a significant impact on economic performance, and 2) if the enterprise has an obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS 167 also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. This standard is effective for the Company for the annual period beginning January 1, 2010. We are currently evaluating the impact the adoption of SFAS 167 will have on our consolidated financial statements.
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
     As of September 30, 2009, long-term variable rate borrowings represented approximately 33% of our total borrowings. Assuming a 100 basis-point increase in LIBOR over the 2% floor specified in our senior credit facility, our annual interest cost would change by approximately $43 million based on amounts outstanding at September 30, 2009. The following table provides additional information about our long-term debt subject to changes in interest rates.

								Fair Value
	Debt maturing in,							September 30,
	2009	2010	2011	2012	2013	Thereafter	Total	2009
	(In millions)
Fixed rate	$58	$1,083	$531	$545	$1,343	$5,040	$8,600	$7,979
Average interest rate	6.0%	8.7%	7.9%	6.8%	10.1%	4.3%	6.2%
Variable rate	$—	$—	$4,310	$—	$—	$—	$4,310	$3,849
Average interest rate	N/A	N/A	6.0%	N/A	N/A	N/A	6.0%

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
     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2009. This conclusion is based on an evaluation conducted under the supervision and with the participation of Company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.
     During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
     Our Annual Report on Form 10-K for the year ended December 31, 2008 contains a complete description of the facts and circumstances surrounding material litigation we are a party to. Other than as described below, there have been no significant developments in any of the cases disclosed in our Form 10-K, or any new matters in the nine months ended September 30, 2009.

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
     However, the Company believes it is reasonably possible that actions of the New Jersey Commission may cause us to dispose of our investment in either MGM Grand Macau or Borgata. Such an action may result in an impairment of such investment and, in the case of New Jersey, our Renaissance Pointe land, due to a) the buy-sell provision of the operating agreements of these entities that may result in a sale below our carrying value; b) market values at that time which may be below our carrying value; c) in the case of New Jersey, alternate uses of the Renaissance Pointe land that may not support our carrying value of approximately $745 million.
     Securities and derivative litigation. Six lawsuits have been filed in Nevada federal and state court against the Company and various of its former and current directors and officers by various shareholders alleging federal securities laws violations and/or related breaches of fiduciary duties in connection with statements allegedly made by the defendants during the period August 2007 through the present. In general, the lawsuits assert the same or similar allegations, including that defendants artificially inflated the Company’s common stock price by knowingly making materially false and misleading statements and omissions to the investing public about the Company’s financial statements and condition, operations, CityCenter, and the intrinsic value of the Company’s common stock; that these alleged misstatements and omissions thereby enabled certain Company insiders to derive personal profit from the sale of Company common stock to the public; that defendants caused plaintiffs and other shareholders to purchase MGM MIRAGE common stock at artificially inflated prices; and that defendants imprudently implemented a share repurchase program during the relevant time period to the detriment of the Company.
     The lawsuits are:
     Robert Lowinger v. MGM MIRAGE, et al. Filed August 19, 2009. Case No. 2:09-cv-01558-RCL-LRL, U.S. District Court for the District of Nevada. Khachatur Hovhannisyan v. MGM MIRAGE, et al. Filed October 15, 2009. Case No. 2:09-cv-02011-LRH-RJJ, U.S. District Court for the District of Nevada. These putative class actions name MGM MIRAGE and certain former and current directors and officers and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On November 4, 2009, the Court entered an Order consolidating for all purposes the Lowinger and Hovhannisyan actions before the Honorable Robert C. Jones, with such consolidated actions captioned as “In re MGM MIRAGE Securities Litigation.”

     Mario Guerrero v. James J. Murren, et al. Filed September 14, 2009. Case No. 2:09-cv-01815-KJD-RJJ, U.S. District Court for the District of Nevada. This purported shareholder derivative action against certain former and current directors and officers alleges, among other things, breach of fiduciary duty by defendants’ asserted improper financial reporting, insider selling and misappropriation of information; and unjust enrichment. MGM MIRAGE is named as a nominal defendant.
     Regina Shamberger v. J. Terrence Lanni, et al. Filed September 14, 2009. Case No. 2:09-cv-01817-PMP-GWF, U.S. District Court for the District of Nevada. This purported shareholder derivative action against certain former and current directors and officers alleges, among other things, breach of fiduciary duty by defendants’ asserted insider selling and misappropriation of information; waste of corporate assets; and unjust enrichment. MGM MIRAGE is named as a nominal defendant.
     Charles Kim v. James J. Murren, et al. Filed September 23, 2009. Case No. A-09-599937-C, Eighth Judicial District Court, Clark County, Nevada. This purported shareholder derivative action against certain former and current directors and officers alleges, among other things, breach of fiduciary duty by defendants’ asserted dissemination of false and misleading statements to the public, failure to maintain internal controls, failure to properly oversee and manage the Company; unjust enrichment; abuse of control; gross mismanagement; and waste of corporate assets. MGM MIRAGE is named as a nominal defendant.
     Sanjay Israni v. Robert H. Baldwin, et al. Filed September 25, 2009. Case No. CV-09-02914, Second Judicial District Court, Washoe County, Nevada. This purported shareholder derivative action against certain former and current directors and a Company officer alleges, among other things, breach of fiduciary duty by, defendants’ asserted insider selling and misappropriation of information; abuse of control; gross mismanagement; waste of corporate assets; unjust enrichment; and contribution and indemnification. MGM MIRAGE is named as a nominal defendant.
          The lawsuits seek unspecified compensatory damages, restitution and disgorgement of alleged profits, injunctive relief related to corporate governance and/or attorneys’ fees and costs. The Company intends to vigorously defend itself against these claims.

Item 1A.	Risk Factors
     A complete description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to those factors in the nine months ended September 30, 2009 except as discussed below. Additionally, several risk factors included in our Form 10-K are no longer applicable at September 30, 2009. These include the risk factors related to our ability to continue as a going concern, our ability to meet our financial debt covenants, and the majority ownership of us by Tracinda Corporation.
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

     The agreements governing our senior credit facility and other senior indebtedness contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity. The agreements governing our senior credit facility and other senior indebtedness contain a number of significant covenants that could adversely affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations. These covenants restrict, among other things, our ability to:
•	pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments;
•	incur additional debt or issue certain disqualified stock and preferred stock;
•	incur liens on assets;
•	merge or consolidate with another company or sell all or substantially all assets;
•	enter into transactions with affiliates;
•	allow to exist certain restrictions on the ability of certain subsidiaries to transfer assets; and
•	enter into sale and lease-back transactions.
     Furthermore, our senior credit facility requires us to, among other things, maintain a minimum trailing annual EBITDA (as defined). For the twelve months ended September 30, 2009, the minimum trailing annual EBITDA required under our senior credit facility was $900 million. Additionally, we are limited to $250 million of annual capital expenditures (as defined) during 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Quarterly Report on Form 10-Q for the period ended September 30, 2009 for a summary of our outstanding indebtedness and a description of our credit facility and other indebtedness and for details on our future liquidity. Our ability to comply with these provisions may be affected by events beyond our control. The breach of any such covenants or obligations not otherwise waived or cured could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our long-term indebtedness. Any default under the senior credit facility or the indentures governing our other debt could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our debt, and could force us to seek the protection under the bankruptcy laws.
     Our CityCenter joint venture involves significant risks. The development and ultimate operation of CityCenter is subject to unique risk given the scope of the development and financing requirements placed on us and our partner, Infinity World. If we or our partner fail to meet our funding requirements or if CityCenter’s $1.8 billion senior secured credit facility is terminated for any reason, such event could cause the development of CityCenter to be delayed or suspended indefinitely. Such event could have adverse financial consequences to us. In addition, the operation of a joint venture is subject to inherent risk due to the shared nature of the enterprise and the need to reach agreements on material matters. We have filed application for the appropriate licenses and approvals to operate a casino within CityCenter. However, such approvals have not been granted nor can we give assurance that the approvals will be granted.
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
     Tracinda Corporation owns a significant amount of our common stock. As of September 30, 2009, Tracinda Corporation beneficially owned approximately 37% of our outstanding common stock, all of which shares owned by Tracinda have been pledged under its bank credit facility. In addition, Tracinda may be required, in the future under its bank credit facility, to liquidate some or all of such pledged shares if the value of the collateral falls below a specified level. Any such liquidation may trigger a “change of control” under certain of the instruments governing our outstanding indebtedness. Upon a change of control, the lenders’ obligation to make advances under our senior credit facility may be terminated at the option of the lenders.
     Tracinda may exercise significant influence over the Company as a result of its significant ownership of our common stock. As a result, actions requiring stockholder approval that may be supported by other stockholders could be effectively blocked by Tracinda.
     We face risks related to pending claims that have been, or future claims that may be, brought against us. Claims have been brought against us and our subsidiaries in various legal proceedings, and additional legal and tax claims arise from time to time. It is possible that our cash flows and results of operations could be affected by the resolution of these claims. See Item 1 — Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. We did not repurchase shares of our common stock during the quarter ended September 30, 2009. The maximum number of available for repurchase as under our May 2008 repurchase program was 20 million as of September 30, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	The Company’s 2008 Annual Meeting of Stockholders was held on August 4, 2009.
(b)	At the Annual Meeting, the following individuals were elected to serve one-year terms as members of the Board of Directors:

Name	Shares Voted For	Shares Withheld
Robert H. Baldwin	314,125,457	46,930,710
Willie D. Davis	283,645,339	77,410,828
Kenny G. Guinn	283,756,310	77,299,857
Alexander M. Haig, Jr.	310,045,984	51,010,183
Alexis Herman	312,381,085	48,675,082
Roland Hernandez	314,318,888	46,737,279
Gary N. Jacobs	314,330,678	46,725,489
Kirk Kerkorian	313,060,232	47,995,935
Anthony Mandekic	281,644,960	79,411,207
Rose McKinney-James	314,679,709	46,376,458
James J. Murren	314,326,148	46,730,019
Daniel Taylor	281,797,858	79,258,309
Melvin B. Wolzinger	284,037,216	77,018,951

     Additionally, a proposal to ratify the selection of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2009 was approved, by a vote of 359,378,286 shares in favor, 965,474 shares opposed and 712,407 shares abstaining. A proposal to require the Board of Directors to issue a report to shareholders by June 30, 2010, at reasonable cost and omitting proprietary information, on the Company’s sustainability policies and performance, including multiple, objective statistical indicators was rejected, by a vote of 53,898,553 shares in favor, 185,624,374 shares opposed and 27,664,073 shares abstaining.

Item 6.	Exhibits
3.1	Amended and Restated Bylaws of MGM MIRAGE, effective August 4, 2009 (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated August 3, 2009).

4.1	Indenture dated as of September 22, 2009, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated September 25, 2009).

10.1	Amendment No. 7, dated November 4, 2009, by and among MGM MIRAGE, as borrower; MGM Grand Detroit, LLC, as co-borrower; the Lenders and Co-Documentation Agents named therein; Bank of America, N.A., as Administrative Agent; the Royal Bank of Scotland PLC, as Syndication Agent; Bank of America Securities LLC and The Royal Bank of Scotland PLC, as Joint Lead Arrangers; and Bank of America Securities LLC, The Royal Bank of Scotland PLC, J.P. Morgan Securities Inc., Citibank North America, Inc. and Deutsche Bank Securities Inc., as Joint Book Managers (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated November 4, 2009).

10.2	Employment Agreement, effective as of August 3, 2009, between the Company and Gary N. Jacobs (incorporated by reference to Exhibit 10 to the Company’s Amendment No. 1 to its Current Report on Form 8-K/A dated August 3, 2009).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE
Date: November 6, 2009	By:	/s/ JAMES J. MURREN
James J. Murren
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: November 6, 2009		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President and Chief Financial Officer (Principal Financial Officer)