Form 10-K
period 2009-12-31
MGM MIRAGE
filed 2010-02-26
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2009 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2009) was $1.8 billion. As of February 16, 2010, 441,237, 575 shares of Registrant’s Common Stock, $.01 par value, were outstanding.

Portions of the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

MGM MIRAGE is referred to as the “Company” or the “Registrant,” and together with our subsidiaries may also be referred to as “we,” “us” or “our.”

Overview

MGM MIRAGE is one of the world’s leading and most respected companies with significant holdings in gaming, hospitality and entertainment. We believe the resorts we own, manage, and invest in are among the world’s finest casino resorts. MGM MIRAGE is a Delaware corporation that acts largely as a holding company; our operations are conducted through our wholly-owned subsidiaries.

Our strategy is to generate sustainable, profitable growth by creating and maintaining competitive advantages and through the execution of our business plan, which is focused on:

•	Owning, developing, operating and strategically investing in a strong portfolio of resorts;

•	Operating our resorts in a manner that emphasizes the delivery of excellent customer service with the goal of maximizing revenue and profit; and

•	Leveraging our strong brands and taking advantage of significant management experience and expertise.

Resort Portfolio

We execute our strategy through a portfolio approach, seeking to ensure that we own, invest in and manage resorts that are superior to our competitors’ resorts in the markets in which our resorts are located and across our customer base. Our customer base is discussed below under “Resort Operation.”

We selectively acquire, invest in and develop resorts in markets with a stable regulatory history and environment. As seen in the table below, this means that a large portion of our resorts are located in Nevada. We target markets with growth potential and we believe there is growth potential in investing in and managing both gaming and non-gaming resorts. Our growth strategies are discussed in greater detail below under “Sustainable Growth and Leveraging Our Brand and Management Assets.”

Our Operating Resorts

We have provided below certain information about our resorts as of December 31, 2009. Except as otherwise indicated, we wholly own and operate the resorts shown below.

	Number of	Approximate
	Guestrooms	Casino Square		Gaming
Name and Location	and Suites	Footage	Slots(1)	Tables(2)

Las Vegas Strip, Nevada
CityCenter — 50% owned (3)	5,060	150,000	1,940	140
Bellagio	3,933	160,000	2,272	152
MGM Grand Las Vegas (4)	6,198	158,000	2,278	162
Mandalay Bay (5)	4,752	160,000	1,859	102
The Mirage	3,044	118,000	1,958	97
Luxor	4,370	113,000	1,329	68
Excalibur	3,981	89,000	1,477	64
New York-New York	2,025	84,000	1,692	67
Monte Carlo	2,992	102,000	1,498	62
Circus Circus Las Vegas	3,767	126,000	1,757	72

Subtotal	40,122	1,260,000	18,060	986

	Number of	Approximate
	Guestrooms	Casino Square		Gaming
Name and Location	and Suites	Footage	Slots(1)	Tables(2)

Other Nevada
Circus Circus Reno (Reno)	1,572	70,000	923	35
Silver Legacy — 50% owned (Reno)	1,506	87,000	1,498	63
Gold Strike (Jean)	810	37,000	667	9
Railroad Pass (Henderson)	120	13,000	333	5
Other Operations
MGM Grand Detroit (Detroit, Michigan)	400	100,000	4,090	97
Beau Rivage (Biloxi, Mississippi)	1,740	75,000	2,052	93
Gold Strike (Tunica, Mississippi)	1,133	50,000	1,358	58
MGM Grand Macau — 50% owned (Macau S.A.R.)	593	215,000	938	429
Borgata — 50% owned (Atlantic City, New Jersey)	2,769	160,000	3,925	182
Grand Victoria — 50% owned (Elgin, Illinois)	—	30,000	1,122	28

Grand Total	50,765	2,097,000	34,966	1,985

(1)	Includes slot machines, video poker machines and other electronic gaming devices.

(2)	Includes blackjack (“21”), baccarat, craps, roulette and other table games; does not include poker.

(3)	We manage CityCenter for a fee. Includes Aria with 4,004 rooms, Mandarin Oriental Las Vegas with 392 rooms, and 664 rooms available for rent at Vdara.

(4)	Includes 1,154 rooms available for rent at The Signature at MGM Grand.

(5)	Includes the Four Seasons Hotel with 424 guest rooms and THEhotel with 1,117 suites.

More detailed information about each of our operating resorts can be found in Exhibit 99.1 to this Annual Report on Form 10-K, which Exhibit is incorporated herein by reference.

Portfolio Strategy

We believe we operate the highest quality resorts in each of the markets in which we operate. Ensuring our resorts are the premier resorts in their respective markets requires targeted capital investments that promote our goal to create the greatest possible experiences for our guests. We have historically made significant investments in our resorts through the addition of new restaurants, entertainment and nightlife offerings, and other new features and amenities. In addition, we have made regular capital investments to maintain the quality of our hotel rooms and public spaces. The quality of our resorts can be measured by our success in winning numerous awards, such as several Four and Five Diamond designations from the American Automobile Association and Four and Five Star designations from Mobil Travel.

We also actively manage our portfolio of land holdings. We own approximately 670 acres of land on the Las Vegas Strip, with a meaningful portion of those acres undeveloped acreage or acreage we consider to be under-developed.

Risks Associated with Our Portfolio Strategy

Certain principal risk factors relating to our current portfolio of resorts are:

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

See “Item 1A. Risk Factors” below for a more detailed discussion of these and other risk factors.

Resort Operation

Our operating philosophy is to create resorts of memorable character, treat our employees well and provide superior service for our guests. We also seek to develop competitive advantages in specific markets and among specific customer groups.

General

We primarily own and operate casino resorts, which includes offering gaming, hotel, dining, entertainment, retail and other resort amenities. Over half of our net revenue is derived from non-gaming activities, a higher percentage than many of our competitors, as our operating philosophy is to provide a complete resort experience for our guests, including high quality non-gaming amenities for which our guests are willing to pay a premium.

As a resort-based company, our operating results are highly dependent on the volume of customers at our resorts, which in turn affects the price we can charge for our hotel rooms and other amenities. Since we believe that the number of walk-in customers affects the success of our casino resorts, we design our facilities to maximize their attraction to guests of other hotels. We also generate a significant portion of our operating income from the high-end gaming segment, which can be a cause of variability in our results.

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

Our results of operations do not tend to be seasonal in nature, though a variety of factors can affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our high-end customers, and the level of play during major holidays, including New Year and Chinese New Year. Our significant convention and meeting facilities typically allow us to maximize hotel occupancy and customer volumes during off-peak times, such as mid-week or during traditionally slower leisure travel periods, which also leads to better labor utilization. Our results do not depend on key individual customers, although our success in marketing to customer groups, such as convention customers, or the financial health of customer segments, such as business travelers or high-end gaming customers from a particular country or region, can affect our results.

All of our casino resorts operate 24 hours a day, every day of the year, with the exception of Grand Victoria which operates 22 hours a day, every day of the year. At our wholly-owned resorts, our primary casino and hotel operations are owned and managed by us. Other resort amenities may be owned and operated by us, owned by us but managed by third parties for a fee, or leased to third parties. We generally have an operating philosophy that favors ownership and management of amenities, since guests have direct contact with staff in these areas and we prefer to control all aspects of the guest experience; however, we do lease space to retail and food and beverage operators in certain situations, particularly for branding opportunities and where capital investment by us is not feasible. We also operate many “managed” outlets, utilizing third-party management for specific expertise in areas such as restaurants and nightclubs, as well as for branding opportunities.

Customers and Competition

Our casino resorts generally operate in highly competitive environments. We compete against other gaming companies, as well as other hospitality and leisure and business travel companies. Our primary methods of competing successfully include:

•	Locating our resorts in desirable leisure and business travel markets, and operating at superior sites within those markets;

•	Constructing and maintaining high-quality resorts and facilities, including luxurious guestrooms along with premier dining, entertainment, retail and other amenities;

•	Recruiting, training and retaining well-qualified and motivated employees who provide superior and friendly customer service;

•	Providing unique, “must-see” entertainment attractions; and

•	Developing distinctive and memorable marketing and promotional programs.

Our Las Vegas casino resorts compete for customers with a large number of other hotel-casinos in the Las Vegas area, including major hotel-casinos on or near the Las Vegas Strip, major hotel-casinos in the downtown area, which is about five miles from the center of the Strip, and several major hotel-casinos elsewhere in the Las Vegas area. Our Las Vegas Strip resorts also compete, in part, with each other. According to the Las Vegas Convention and Visitors Authority, there were approximately 149,000 guestrooms in Las Vegas at December 31, 2009, up 6% from approximately 141,000 rooms at December 31, 2008. At December 31, 2009, we operated approximately 28% of the guestrooms in Las Vegas. Las Vegas visitor volume was 36.4 million in 2009, a decrease of 3% from the 37.5 million reported for 2008.

The principal segments of the Las Vegas gaming market are leisure travel; premium gaming customers; conventions, including small meetings, trade associations, and corporate incentive programs; and tour and travel. Our high-end wholly-owned properties, which include Bellagio, MGM Grand Las Vegas, Mandalay Bay, and The Mirage, appeal to the upper end of each market segment, balancing their business by using the convention and tour and travel segments to fill the mid-week and off-peak periods. Our marketing strategy for New York-New York, Luxor and Monte Carlo is aimed at attracting middle- to upper-middle-income customers, largely from the leisure travel and, to a lesser extent, the tour and travel segments. Excalibur and Circus Circus Las Vegas generally cater to the value-oriented and middle-income leisure travel and tour and travel segments.

Outside Las Vegas, our other wholly-owned Nevada operations compete with each other and with many other similarly sized and larger operations. Our Nevada resorts not located in Las Vegas appeal primarily to the value-oriented leisure traveler and the value-oriented local customer. A significant portion of our customers at these resorts come from California. We believe the expansion of Native American gaming in California has had a negative impact on all of our Nevada resorts not located on the Las Vegas Strip, and additional expansion in California could have a further adverse effect on these resorts.

Outside Nevada, our wholly-owned resorts primarily compete for customers in local and regional gaming markets, where location is a critical factor to success. For instance, in Tunica, Mississippi, one of our competitors is closer to Memphis, the area’s principal market. In addition, we compete with gaming operations in surrounding jurisdictions and other leisure destinations in each region. For instance, in Detroit, Michigan we also compete with a casino in nearby Windsor, Canada and with Native American casinos in Michigan. In Biloxi, Mississippi we also compete with regional riverboat and land-based casinos in Louisiana, Native American casinos in central Mississippi and with casinos in Florida and the Bahamas.

Aria at CityCenter appeals to the upper end of each market segment. Our other unconsolidated affiliates mainly compete for customers against casino resorts in their respective markets. Much like our wholly-owned resorts, our unconsolidated affiliates compete through the quality of amenities, the value of the experience offered to guests, and the location of their resorts. Aria, which we manage and own 50% of through a joint venture, also competes against our wholly-owned resorts.

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

Marketing

We advertise on radio, television and billboards and in newspapers and magazines in selected cities throughout the United States and overseas, as well as on the Internet and by direct mail. We also advertise through our regional marketing offices located in major U.S. and foreign cities. A key element of marketing to premium gaming customers is personal contact by our marketing personnel. Direct marketing is also important in the convention segment. We maintain Internet websites to inform customers about our resorts and allow our customers to reserve hotel rooms, make restaurant reservations and purchase show tickets. We also operate call centers to allow customer contact by phone to make hotel and restaurant reservations and purchase show tickets.

We utilize our world-class golf courses in marketing programs at our Las Vegas Strip resorts. Our major Las Vegas resorts offer luxury suite packages that include golf privileges at Shadow Creek in North Las Vegas. In connection with our marketing activities, we also invite our premium gaming customers to play Shadow Creek on a complimentary basis. We also use Primm Valley Golf Club for marketing purposes at our Las Vegas Strip resorts. Additionally, marketing efforts at Beau Rivage benefit from Fallen Oak golf course just 20 minutes north of Beau Rivage.

Employees and Management

We believe that knowledgeable, friendly and dedicated employees are a key success factor in the casino resort industry. Therefore, we invest heavily in recruiting, training and retaining our employees, as well as seeking to hire and promote the strongest management team possible. We have numerous programs, both at the corporate and business unit level, designed to achieve these objectives. For example, our diversity initiative extends throughout our company, and focuses on the unique strengths of our individuals combined with a culture of working together to achieve greater performance. Our diversity program has been widely recognized and has received numerous awards. We believe our development programs, such as the MGM Grand University and various leadership and management training programs, are best-in-class among our industry peers.

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

We utilize server-based slot machine technology at Aria which gives us the ability to present Players Club data and other property marketing directly to the customer. In addition, server-based gaming allows us to quickly convert the games offered on machines on the casino floor to meet customer requests and gives us the ability to dynamically change machine wagering allowing us to maximize our profits based on demand.

Technology is an important part of our strategy in non-gaming and administrative operations. Our hotel systems include yield management software programs which allow us to maximize occupancy and room rates. Additionally, these systems capture charges made by our customers during their stay, including allowing customers of our resorts to charge meals and services at our other resorts to their hotel accounts.

Internal Controls

We have a strong culture of compliance, driven by our history in the highly regulated gaming industry and our belief that compliance is a value-added activity. Our system of internal controls and procedures — including internal control over financial reporting — is designed to ensure reliable and accurate financial records, transparent disclosures, compliance with laws and regulations, and protection of our assets. Our internal controls start at the source of business transactions, and we have rigorous enforcement at both the business unit and corporate level.

Our corporate management also reviews each of our businesses on a regular basis and we have a corporate internal audit function that performs reviews regarding gaming compliance, internal controls over financial reporting, and operations.

In addition, we maintain a compliance committee that administers our company-wide compliance plan. The compliance plan is in place to ensure compliance with gaming and other laws applicable to our operations in all jurisdictions, including performing background investigations on our current and potential employees, directors and vendors as well as thorough review of proposed transactions and associations.

In connection with the supervision of gaming activities at our casinos, we maintain stringent controls on the recording of all receipts and disbursements and other activities, including cash transaction reporting which is essential in our industry. Our controls surrounding cash transactions include locked cash boxes on the casino floor, daily cash counts performed by employees who are independent of casino operations, constant observation and supervision of the gaming area, observation and recording of gaming and other areas by closed-circuit television, constant computer monitoring of our slot machines, and timely analysis of deviations from expected performance.

Marker play represents a significant portion of the table games volume at Aria, Bellagio, MGM Grand Las Vegas, Mandalay Bay and The Mirage. Our other facilities do not emphasize marker play to the same extent, although we offer markers to customers at certain of those casinos as well. We also maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to timely pay their marker balances. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, direct personal contact and the use of outside collection agencies and civil litigation.

In Nevada, Mississippi, Michigan, New Jersey and Illinois, amounts owed for markers which are not timely paid are enforceable under state laws. All other states are required to enforce a judgment for amounts owed for markers entered into in Nevada, Mississippi, New Jersey, Illinois or Michigan which are not timely paid, pursuant to the Full Faith and Credit Clause of the U.S. Constitution. Amounts owed for markers which are not timely paid are not legally enforceable in some foreign countries, but the U.S. assets of foreign customers may be reached to satisfy judgments entered in the United States.

Risks Associated With Our Operating Strategy

Certain principal risk factors relating to our operating strategy are:

•	Our guestroom, dining and entertainment prices are often higher than those of most of our competitors in each market, although we believe that the quality of our facilities and services is also higher;

•	Our hotel-casinos compete to some extent with each other for customers. Aria, Bellagio, MGM Grand Las Vegas, Mandalay Bay and The Mirage, in particular, compete for some of the same premium gaming customers; MGM Grand Las Vegas and Mandalay Bay also compete to some extent against each other in the large-scale conference and convention business; and

•	Additional new hotel-casinos and expansion projects at existing Las Vegas hotel-casinos are under construction or have been proposed. We are unable to determine the extent to which increased competition will affect our future operating results.

See “Item 1A. Risk Factors” below for a more detailed discussion of these and other risk factors.

Sustainable Growth and Leveraging Our Brand and Management Assets

In allocating resources, our financial strategy is focused on managing a proper mix of investing in existing resorts, spending on new resorts or initiatives, repaying long-term debt, and returning capital to shareholders. Historically, we have actively allocated capital to each of these areas. We believe there are reasonable investments for us to make in new initiatives that will provide returns in excess of the other options, although these decisions have been significantly affected by the financial crisis in 2008 and 2009, which limited our access to capital at prices low enough to finance all of our new initiatives.

We regularly evaluate possible expansion and acquisition opportunities in both the domestic and international markets, but cannot at this time determine the likelihood of proceeding with specific development opportunities. Opportunities we evaluate may include the ownership, management and operation of gaming and other entertainment facilities in Nevada or in states other than Nevada or outside of the United States. We may undertake these opportunities either alone or in cooperation with one or more third parties. Due to the financial crisis in 2008 and 2009, we postponed certain development projects including a resort complex on our 72-acre site in Atlantic City and an integrated resort to be located on the southwest corner of Las Vegas Boulevard and Sahara Avenue with Kerzner International and Istithmar. We do not expect to move forward with these projects until general economic conditions, market conditions, and our financial position improve, and in the case of the Atlantic City development, we do not intend to pursue this development for the foreseeable future — see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the related impairment charge.

We also seek to leverage our management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. We feel that several of our brands, particularly the “MGM Grand,” “Bellagio,” and “Skylofts” brands, are well suited to new projects in both gaming and non-gaming developments. We formed MGM MIRAGE Hospitality, LLC (“Hospitality”), which includes MGM MIRAGE Global Gaming Development, principally focused on international gaming expansion. The purpose of Hospitality is to source strategic resort development and management opportunities, both gaming and non-gaming, focusing on international opportunities, which we believe offer the greatest opportunity for future growth. We have hired senior personnel with established backgrounds in the development and management of international hospitality operations to maximize the profit potential of Hospitality’s operations.

MGM Grand Abu Dhabi

In November 2007, we announced plans to develop MGM Grand Abu Dhabi, a multi-billion dollar, large-scale, mixed-use development that will serve as an incoming gateway to Abu Dhabi, a United Arab Emirate, located at a prominent downtown waterfront site on Abu Dhabi Island. The project will be wholly owned by Mubadala Development Company; we do not have a capital investment in this project. We currently provide development management services for the project, and upon opening, will manage the project under a long-term management services agreement. The initial phase will utilize 50 acres and consist of MGM Grand, Bellagio and Skylofts hotels, and a variety of luxury residential offerings. Additionally, the development will feature a major entertainment facility, high-end retail shops, and world-class dining and convention facilities. The first phase of the development is expected to open in 2014.

Mashantucket Pequot Tribal Nation

We have an agreement with the Mashantucket Pequot Tribal Nation (“MPTN”), which owns and operates Foxwoods Casino Resort in Mashantucket, Connecticut for the casino resort owned and operated by MPTN located adjacent to the Foxwoods Casino Resort to carry the “MGM Grand” brand name. We earn a fee for MPTN to use the “MGM Grand” name.

China

We have formed a joint venture with the Diaoyutai State Guesthouse in Beijing, People’s Republic of China, to develop luxury non-gaming hotels and resorts in China, initially targeting prime locations, including Beijing, in the People’s Republic of China. We have signed three technical and management services agreements for resorts which will open over the next four years. We have minimal capital investments required for such projects.

Vietnam

In November 2008, we and Asian Coast Development Ltd. announced plans to develop MGM Grand Ho Tram, which is expected to open in 2012. MGM Grand Ho Tram will anchor a multi-property complex on the Ho Tram Strip in the Ba Ria Vung Tau Province in southwest Vietnam. MGM Grand Ho Tram will be owned and financed by Asian Coast Development Ltd. and we will provide development assistance and operate the luxury integrated resort upon completion. We have no capital investment in this project.

Risks Associated With Our Growth and Brand Management Strategies

Certain principal risk factors relating to our growth strategy are:

•	Development and operation of gaming facilities in new or existing jurisdictions are subject to many contingencies, some of which are outside of our control and may include the passage of appropriate gaming legislation, the issuance of necessary permits, licenses and approvals, the availability of appropriate financing and the satisfaction of other conditions;

•	Operations in which we may engage in foreign territories are subject to risks pertaining to international operations that may include financial risks such as foreign currency, adverse tax consequences, inability to adequately enforce our rights; and regulatory and political risks such as foreign government regulations, general geopolitical risks including political and economic instability, hostilities with neighboring countries, and changes in diplomatic and trade relationships; and

•	Expansion projects involve risks and uncertainties. For example, the design, timing and costs of the projects may change and are subject to risks attendant to large-scale projects to the extent we are responsible for financing such projects.

See “Item 1A. Risk Factors” below for a more detailed discussion of these and other risk factors.

Employees and Labor Relations

As of December 31, 2009, we had approximately 46,000 full-time and 16,000 part-time employees; 7,000 and 2,100 of which, respectively, relate to CityCenter. At that date, we had collective bargaining contracts with unions covering approximately 31,000 of our employees. We consider our employee relations to be good. The collective bargaining agreement covering approximately 4,000 employees at MGM Grand Las Vegas expired in 2008. We have signed an extension of such agreement and are currently negotiating a new agreement. The collective bargaining agreements covering most of our other union employees expire in 2012.

Regulation and Licensing

The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules and regulations of the jurisdiction in which it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interest in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

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

Forward-Looking Statements

This Form 10-K and our 2009 Annual Report to Stockholders contain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to generate significant cash flow and amounts that we expect to receive in federal tax refunds, amounts we will invest in capital expenditures, amounts we will pay under the CityCenter completion guarantee and receive from the sale of residential units at CityCenter. The foregoing is not a complete list of all forward-looking statements we make.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market, and regulatory conditions and the following:

•	our substantial indebtedness and significant financial commitments;

•	current and future credit market conditions and general economic and business conditions, which could adversely affect our ability to service or refinance our indebtedness and to make planned expenditures;

•	our senior credit facility and other senior indebtedness contain restrictions which could affect our ability to operate our business and our liquidity;

•	competition with other destination travel locations throughout the United States and the world;

•	the fact that several of our businesses are subject to extensive regulation; the cost or failure to comply with these regulations would affect our business;

•	effects of economic conditions and market conditions in the markets in which we operate;

•	extreme weather conditions may cause property damage or interrupt our business;

•	changes in energy prices;

•	our concentration of gaming resorts on the Las Vegas Strip;

•	leisure and business travel is susceptible to global geopolitical events, such as terrorism or acts of war;

•	investing through partnerships or joint ventures, including CityCenter and MGM Grand Macau, decreases our ability to manage risk;

•	plans for future construction can be affected by a variety of factors, including timing delays and legal challenges;

•	the outcome of any ongoing and future litigation;

•	the fact that Tracinda Corporation owns a significant portion of our stock and may have interests that differ from the interests of our other shareholders; and

•	a significant portion of our labor force is covered by collective bargaining agreements.

Any forward-looking statement made by us in this Form 10-K and our 2009 Annual Report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Executive Officers of the Registrant

The following table sets forth, as of February 15, 2010, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position

James J. Murren	48	Chairman, Chief Executive Officer, President and Director
Robert H. Baldwin	59	Chief Design and Construction Officer and Director
Daniel J. D’Arrigo	41	Executive Vice President, Chief Financial Officer and Treasurer
Aldo Manzini	46	Executive Vice President and Chief Administrative Officer
Robert C. Selwood	54	Executive Vice President and Chief Accounting Officer
Rick Arpin	37	Senior Vice President — Corporate Controller
Alan Feldman	51	Senior Vice President — Public Affairs
Phyllis A. James	57	Senior Vice President, Deputy General Counsel
John McManus	42	Senior Vice President, Acting General Counsel and Secretary
Shawn T. Sani	44	Senior Vice President — Taxes
William M. Scott IV	49	Senior Vice President, Deputy General Counsel

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

Mr. D’Arrigo has served as Executive Vice President and Chief Financial Officer since August 2007 and Treasurer since September 2009. He served as Senior Vice President — Finance of the Company from February 2005 to August 2007 and as Vice President — Finance of the Company from December 2000 to February 2005.

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

Mr. Arpin has served as Senior Vice President — Corporate Controller of the Company since August 2009. He served as Vice President of Financial Accounting of the Company from January 2007 to August 2009. He served as Assistant Vice President of Financial Reporting from January 2005 to January 2007, and as Director of Financial Reporting from May 2002 to January 2005.

Mr. Feldman has served as Senior Vice President — Public Affairs of the Company since September 2001. He served as Vice President — Public Affairs of the Company from June 2000 to September 2001.

Ms. James has served as Senior Vice President, Deputy General Counsel of the Company since March 2002. From 1994 to 2001 she served as Corporation (General) Counsel and Law Department Director for the City of Detroit. In that capacity she also served on various public and quasi-public boards and commissions on behalf of the City, including the Election Commission, the Detroit Building Authority and the Board of Ethics.

Mr. McManus has served as Senior Vice President, Acting General Counsel and Secretary of the Company since December 2009. He served as Senior Vice President, Deputy General Counsel and Assistant Secretary from September 2009 to December 2009. He served as Senior Vice President, Assistant General Counsel and Assistant Secretary of the Company from July 2008 to September 2009. He served as Vice President and General Counsel for CityCenter’s residential and retail divisions from January 2006 to July 2008. Prior thereto, he served as General Counsel or Assistant General Counsel for various of the Company’s operating subsidiaries from May 2001 to January 2006.

Mr. Sani has served as Senior Vice President — Taxes of the Company since July 2005. He served as Vice President — Taxes of the Company from June 2002 to July 2005. Prior thereto he was a partner in the Transaction Advisory Services practice of Arthur Andersen LLP, having served that firm in various other capacities since 1988.

Mr. Scott has served as Senior Vice President and Deputy General Counsel of the Company since August 2009. Previously, he was a partner in the Los Angeles office of Sheppard, Mullin, Richter & Hampton LLP, specializing in financing transactions, having joined that firm in 1986.

Available Information

We maintain a website, www.mgmmirage.com, which includes financial and other information for investors. We provide access to our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, filed and furnished current reports on Form 8-K, and amendments to those reports on our website, free of charge, through a link to the SEC’s EDGAR database. Through that link, our filings are available as soon as reasonably practical after we file the documents.

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

Risks Related to our Substantial Indebtedness

•	Our substantial indebtedness and significant financial commitments could adversely affect our operations and financial results and impact our ability to satisfy our obligations. As of December 31, 2009, we had approximately $14.1 billion of indebtedness. Giving effect to the subsequent repayment of $1.6 billion under our senior credit facility on January 4, 2010, we had $12.5 billion of indebtedness including $4.0 billion outstanding under our $5.5 billion senior credit facility. We have no other existing sources of borrowing availability, except to the extent we pay down further amounts outstanding under the senior credit facility. We have approximately $1.1 billion of 2010 senior note maturities and estimated interest payments of $1.0 billion in 2010 based on outstanding debt as of December 31, 2009. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our liquidity and financial position. In addition, our substantial indebtedness and significant financial commitments could have important negative consequences, including:

—	increasing our exposure to general adverse economic and industry conditions;

—	limiting our flexibility to plan for, or react to, changes in our business and industry;

—	limiting our ability to borrow additional funds;

—	making it more difficult for us to make payments on our indebtedness; and

—	placing us at a competitive disadvantage compared to other less leveraged competitors.

Moreover, our businesses are capital intensive. For our owned and managed properties to remain attractive and competitive we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished, which requires an ongoing supply of cash and, to the extent that we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. Similarly, future development projects and acquisitions could require significant capital commitments, the incurrence of additional debt, guarantees of third-party debt, or the incurrence of contingent liabilities, which could have an adverse effect on our business, financial condition and results of operations. Events over the past two years, including the failures and near failures of financial services companies and the decrease in liquidity and available capital, have negatively affected the capital markets.

•	Current and future economic and credit market conditions could adversely affect our ability to service or refinance our indebtedness and to make planned expenditures. Our ability to make payments on, and to refinance, our indebtedness and to fund planned or committed capital expenditures and investments in joint ventures, such as CityCenter, depends on our ability to generate cash flow in the future and our ability to borrow under our senior credit facility to the extent of available borrowings. If adverse regional and national economic conditions persist, worsen, or fail to improve significantly, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the financial and other restrictive covenants which we are subject to under our indebtedness. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

We have a significant amount of indebtedness maturing in 2010 and 2011. Our ability to timely refinance and replace such indebtedness will depend upon the foregoing as well as on continued and sustained improvements in financial markets. If we are unable to refinance our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to note holders, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

•	The agreements governing our senior credit facility and other senior indebtedness contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity and therefore could adversely affect our results of operations. Covenants governing our senior credit facility and other senior indebtedness restrict, among other things, our ability to:

—	pay dividends or distributions, repurchase or issue equity, prepay debt or make certain investments;

—	incur additional debt or issue certain disqualified stock and preferred stock;

—	incur liens on assets;

—	pledge or sell assets or consolidate with another company or sell all or substantially all assets;

—	enter into transactions with affiliates;

—	allow certain subsidiaries to transfer assets; and

—	enter into sale and lease-back transactions.

Our ability to comply with these provisions may be affected by events beyond our control. The breach of any such covenants or obligations not otherwise waived or cured could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our long-term indebtedness. Any default under the senior credit facility or the indentures governing our other debt could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our debt, and could force us to seek protection under the bankruptcy laws.

Risks Related to our Business

•	We face significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete, and failure to effectively compete could materially adversely affect our business, financial condition results of operations and cash flow. The hotel, resort and casino industries are highly competitive. We do not believe that our competition is limited to a particular geographic area, and hotel, resort and gaming operations in other states or countries could attract our customers. To the extent that new casinos enter our markets or hotel room capacity is expanded by others in major destination locations, competition will increase. Major competitors, including new entrants, have either recently expanded their hotel room capacity or are currently expanding their capacity or constructing new resorts in Las Vegas and Macau. Also, the growth of gaming in areas outside Las Vegas, including California, has increased the competition faced by our operations in Las Vegas and elsewhere. In particular, as large scale gaming operations in Native American tribal lands has increased, particularly in California, competition has increased. In addition, competition could increase if changes in gaming restrictions in the U.S. and elsewhere result in the addition of new gaming establishments located closer to our customers than our casinos, such as has happened in California. In addition to competition with other hotels, resorts, and casinos, we compete with destination travel locations outside of the markets in which we operate. Our failure to compete successfully in our various markets and to continue to attract customers could adversely affect our business, financial condition, results of operations and cash flow.

•	Our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations. Our ownership and operation of gaming facilities is subject to extensive regulation by the countries, states, and provinces in which we operate. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators or, alternatively, cease operations in that jurisdiction. In addition, unsuitable activity on our part or on the part of our domestic or foreign unconsolidated affiliates in any jurisdiction could have a negative effect on our ability to continue operating in other jurisdictions. For a summary of gaming and other regulations that affect our business, see “Regulation and Licensing.” The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to possible increase at any time. Increases in gaming taxation could also adversely affect our results.

As a result of the New Jersey Division of Gaming Enforcement (the “DGE”) investigation of our relationship with our joint venture partner in Macau we are currently involved in constructive settlement discussions with the DGE under which we would agree to sell our 50% ownership interest in Borgata and related leased land in Atlantic City. If we are unable to effectuate such a settlement with the DGE, we may still be subject to action by the New Jersey Casino Control Commission related to the DGE’s report — see “Item 3. Legal Proceedings.”

•	Our business is affected by economic and market conditions in the markets in which we operate and in the locations in which our customers reside. Our business is particularly sensitive to reductions in discretionary consumer spending and corporate spending on conventions and business development. Economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotel and casino resorts, trade shows and conventions, and for the type of luxury amenities we offer. In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual disposable consumer income and wealth, or fears of war and future acts of terrorism. Aria, Bellagio, MGM Grand Las Vegas, Mandalay Bay and The Mirage may be affected by economic conditions in the Far East, and all of our Nevada resorts are affected by economic conditions in the United States, and California in particular.

A recession, economic slowdown or any other significant economic condition affecting consumers or corporations generally is likely to cause a reduction in visitation to our resorts, which would adversely affect our operating results. For example, the recent recession and downturn in consumer and corporate spending has had a negative impact on our results of operations. In addition, the weak housing and real estate market— both generally and in Nevada particularly — has negatively impacted CityCenter’s ability to sell residential units.

•	Extreme weather conditions may cause property damage or interrupt business, which could harm our business and results of operations. Certain of our casino properties are located in areas that may be subject to extreme weather conditions, including, but not limited to, hurricanes. Such extreme weather conditions may interrupt our operations, damage our properties, and reduce the number of customers who visit our facilities in such areas. Although we maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions. Furthermore, such extreme weather conditions may interrupt or impede access to our affected properties and may cause visits to our affected properties to decrease for an indefinite period.

•	Our business is particularly sensitive to energy prices and a rise in energy prices could harm our operating results. We are a large consumer of electricity and other energy and, therefore, higher energy prices may have an adverse effect on our results of operations. Accordingly, increases in energy costs, such as those experienced in 2007 and 2008, may have a negative impact on our operating results. Additionally, higher electricity and gasoline prices which affect our customers may result in reduced visitation to our resorts and a reduction in our revenues.

•	Because our major gaming resorts are concentrated on the Las Vegas Strip, we will be subject to greater risks than a gaming company that is more geographically diversified. Given that our major resorts are concentrated on the Las Vegas Strip, our business may be significantly affected by risks common to the Las Vegas tourism industry. For example, the cost and availability of air services and the impact of any events which disrupt air travel to and from Las Vegas can adversely affect our business. We cannot control the number or frequency of flights into or out of Las Vegas, but we rely on air traffic for a significant portion or our visitors. Reductions in flights by major airlines, such as those implemented in 2008 and 2009 as a result of higher fuel prices and lower demand, can impact the number of visitors to our resorts. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of our customers reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our facilities.

•	Leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks or acts of war or hostility. We are dependent on the willingness of our customers to travel by air. Events such as those on September 11, 2001 can create economic and political uncertainties that could adversely impact our business levels. Since most of our customers travel by air to our Las Vegas and Macau properties, any further terrorist act, outbreak of hostilities, escalation of war, or any actual or perceived threat to the security of travel by air, could adversely affect our financial condition, results of operations and cash flows. Furthermore, although we have been able to purchase some insurance coverage for certain types of terrorist acts, insurance coverage against loss or business interruption resulting from war and some forms of terrorism continues to be unavailable.

•	Investing through partnerships or joint ventures including CityCenter and MGM Grand Macau decreases our ability to manage risk. In addition to acquiring or developing hotels and resorts or acquiring companies that complement our business directly, we have from time to time invested, and expect to continue to invest, as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Consequently, actions by a co-venturer might subject hotels and resorts owned by the joint venture to additional risk. Further, we may be unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent. Additionally, should a joint venture partner become bankrupt, we could become liable for our partner’s or co-venturer’s share of joint venture liabilities.

For instance, if CityCenter, 50% owned and managed by us, is unable to meet its financial commitments and we and our partners are unable to support future funding requirements, as necessary, or if CityCenter’s $1.8 billion senior secured credit facility is terminated for any reason, such event could have adverse financial consequences to us. Such credit facility includes provisions limiting the amount of permitted construction liens, and also includes leverage and interest coverage covenants which will go into effect during 2011. In accordance with our joint venture agreement and the CityCenter credit facility, we provided a cost overrun guarantee which is secured by our interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land. In addition, the operation of a joint venture is subject to inherent risk due to the shared nature of the enterprise and the need to reach agreements on material matters.

Also, the operation of MGM Grand Macau, 50% owned by us, is subject to unique risks, including risks related to: (a) Macau’s regulatory framework; (b) our ability to adapt to the different regulatory and gaming environment in Macau while remaining in compliance with the requirements of the gaming regulatory authorities in the jurisdictions in which we currently operate, as well as other applicable federal, state, or local laws in the United States and Macau; (c) potential political or economic instability; and (d) the extreme weather conditions in the region.

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

•	Our plans for future construction can be affected by a number of factors, including time delays in obtaining necessary governmental permits and approvals and legal challenges. With respect to any development project, we may make changes in project scope, budgets and schedules for competitive, aesthetic or other reasons, and these changes may also result from circumstances beyond our control. These circumstances include weather interference, shortages of materials and labor, work stoppages, labor disputes, unforeseen engineering, environmental or geological problems, unanticipated cost increases, the existence of acceptable market conditions and demand for the completed project, changes and concessions required by governmental or regulatory authorities, and delays in obtaining, or inability to obtain, all licenses, permits and authorizations required to complete and/or operate the project. Any of these circumstances could give rise to delays or cost overruns. Major expansion projects at our existing resorts may also result in disruption of our business during the construction period. Our failure to complete any new development or expansion project as planned, on schedule, within budget or in a manner that generates anticipated profits, could have an adverse effect on our business, financial condition and results of operations.

•	We face risks related to pending claims that have been, or future claims that may be, brought against us. Claims have been brought against us and our subsidiaries in various legal proceedings, and additional legal and tax claims arise from time to time. We may not be successful in the defense or prosecution of our current or future legal proceedings, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations. Please see the further discussion in Item 3. “Legal Proceedings.”

•	Tracinda Corporation owns a significant amount of our common stock and may have interests that differ from the interests of other holders of our stock. As of December 31, 2009, Tracinda Corporation beneficially owned approximately 37% of our outstanding common stock, all of which shares owned by Tracinda have been pledged under its bank credit facility. Tracinda may be required in the future, under its bank credit facility, to liquidate some or all of such pledged shares if the value of the collateral falls below a specified level. A liquidation of this nature of sufficient size may trigger a “change of control” under certain of the instruments governing our outstanding indebtedness. Upon a change of control, the lenders’ obligation to make advances under our senior credit facility may be terminated at the option of the lenders.

In addition, Tracinda may be able to exercise significant influence over MGM MIRAGE as a result of its significant ownership of our outstanding common stock. As a result, actions requiring stockholder approval that may be supported by other stockholders could be effectively blocked by Tracinda Corporation.

•	A significant portion of our labor force is covered by collective bargaining agreements. Work stoppages and other labor problems could negatively affect our business and results of operations. Approximately 31,000 of our 62,000 employees are covered by collective bargaining agreements. A prolonged dispute with the covered employees could have an adverse impact on our operations. In addition, wage and or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. The collective bargaining agreement covering approximately 4,000 employees at MGM Grand Las Vegas expired in 2008. We have signed an extension of such agreement and are currently negotiating a new agreement. In addition, to the extent that our non-union employees join unions, we would have greater exposure to risks associated with labor problems.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located at Bellagio. The following table lists our significant land holdings; unless otherwise indicated, all properties are wholly-owned. We also own or lease various other improved and unimproved property in Las Vegas and other locations in the United States and certain foreign countries.

	Approximate
Name and Location	Acres	Notes

Las Vegas, Nevada operations:
Bellagio	76	Two acres of the site are subject to two ground leases that expire (giving effect to our renewal options) in 2019 and 2073.
MGM Grand Las Vegas	102
Mandalay Bay	100
The Mirage	84
Luxor	60
New York-New York	20
Excalibur	53
Monte Carlo	28
Circus Circus Las Vegas	69
Shadow Creek Golf Course	240
Other Nevada operations:
Circus Circus Reno	10	A portion of the site is subject to two ground leases, which expire in 2032 and 2033, respectively.
Primm Valley Golf Club	448	Located at the California state line, four miles from Primm, Nevada
Gold Strike, Jean, Nevada	51
Railroad Pass, Henderson, Nevada	9
Other domestic operations:
MGM Grand Detroit	27
Beau Rivage, Biloxi, Mississippi	41	Includes 10 acres of tidelands leased from the State of Mississippi under a lease that expires (giving effect to our renewal options) in 2066.
Fallen Oak Golf Course, Saucier, Mississippi	508
Gold Strike, Tunica, Mississippi	24
Other land:
CityCenter — Support Services	12	Includes approximately 10 acres behind New York-New York being used for project administration offices, and approximately two acres adjacent to New York-New York being used for the residential sales pavilion. We own this land and these facilities, and we are leasing them to CityCenter on a rent-free basis.
Las Vegas Strip — south	20	Located immediately south of Mandalay Bay.
	15	Located across the Las Vegas Strip from Luxor.
Las Vegas Strip — north	34	Located north of Circus Circus.
North Las Vegas, Nevada	66	Located adjacent to Shadow Creek.
Henderson, Nevada	47	Adjacent to Railroad Pass.
Jean, Nevada	116	Located adjacent to, and across I-15 from, Gold Strike.
Sloan, Nevada	89
Stateline, California at Primm	125	Adjacent to the Primm Valley Golf Club.
Detroit, Michigan	8	Site of former temporary casino.
Tunica, Mississippi	388	We own an undivided 50% interest in this site with another, unaffiliated, gaming company.
Atlantic City, New Jersey	152	Approximately 19 acres are leased to Borgata including nine acres under a short-term lease. Of the remaining land, approximately 74 acres are suitable for development.

The land underlying New York-New York, along with substantially all of the assets of that resort, serves as collateral for our 13% senior secured notes due 2013 issued in 2008.

The land underlying Bellagio and The Mirage, along with substantially all of the assets of those resorts, serves as collateral for our 10.375% senior secured notes due 2014 and our 11.125% senior secured notes due 2017 issued in 2009. Upon the issuance of such notes, the holders of our 13% senior secured notes due 2013 obtained an equal and ratable lien in all collateral securing these notes.

The land underlying Circus Circus Las Vegas, along with substantially all of the assets of that resort, as well as certain undeveloped land adjacent to the property, secures our completion guarantee related to CityCenter.

The land underlying MGM Grand Detroit, along with substantially all of the assets of that resort, serves as collateral to secure its $450 million obligation outstanding as a co-borrower under our senior credit facility.

The land underlying Gold Strike Tunica, along with substantially all of the assets of that resort and the 15 acres across from the Luxor, serve as collateral to secure up to $300 million of obligations outstanding under our senior credit facility.

Borgata occupies approximately 46 acres at Renaissance Pointe, including 19 acres we lease to Borgata. Borgata owns approximately 27 acres which are used as collateral for bank credit facilities along with substantially all of the assets of that resort in the amount of up to $760 million. As of December 31, 2009, $680 million was outstanding under Borgata’s bank credit facility.

MGM Grand Macau occupies an approximately 10 acre site which it possesses under a 25 year land use right agreement with the Macau government. MGM Grand Paradise Limited’s interest in the land use right agreement is used as collateral for MGM Grand Paradise Limited’s bank credit facility. As of December 31, 2009, approximately $850 million was outstanding under the bank credit facility.

Silver Legacy occupies approximately five acres in Reno, Nevada, adjacent to Circus Circus Reno. The land along with substantially all of the assets of that resort are used as collateral for Silver Legacy’s senior credit facility and 10.125% mortgage notes. As of December 31, 2009, $143 million of principal of the 10.125% mortgage notes were outstanding.

CityCenter occupies approximately 67 acres of land between Bellagio and Monte Carlo. The site along with substantially all of the assets of that resort, serves as collateral for CityCenter’s bank credit facility. As of December 31, 2009, there is $1.8 billion outstanding under the bank credit facility.

All of the borrowings by our unconsolidated affiliates described above are non-recourse to MGM MIRAGE. Other than as described above, none of our other assets serve as collateral.

ITEM 3.	LEGAL PROCEEDINGS

New Jersey regulatory review of Macau investment.

In its June 2005 report to the New Jersey Casino Control Commission (the “New Jersey Commission”) on the application of Borgata for renewal of its casino license, the DGE stated that it was conducting an investigation of our relationship with our joint venture partner in Macau and that the DGE would report to the New Jersey Commission any material information it deemed appropriate.

On May 18, 2009, the New Jersey Division of Gaming Enforcement (“DGE”) issued a report to the New Jersey Commission on its investigation. In the report, the DGE recommended, among other things, that: (i) our Macau joint venture partner be found to be unsuitable; (ii) we be directed to disengage ourselves from any business association with our Macau joint venture partner; (iii) our due diligence/compliance efforts be found to be deficient; and (iv) the New Jersey Commission hold a hearing to address the report.

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

We are currently involved in constructive settlement discussions with the DGE, which have centered on us placing our 50% ownership interest in the Borgata Hotel Casino & Spa and related leased land in Atlantic City into a divestiture trust for which we would be the sole economic beneficiary. Any settlement is subject to both DGE and New Jersey Commission approval.

Securities and derivative litigation.

Six lawsuits have been filed in Nevada federal and state court against the Company and various of its former and current directors and officers by various shareholders alleging federal securities laws violations and/or related breaches of fiduciary duties in connection with statements allegedly made by the defendants during the period August 2007 through the date of such filings. In general, the lawsuits assert the same or similar allegations, including that defendants artificially inflated the Company’s common stock price by knowingly making materially false and misleading statements and omissions to the investing public about the Company’s financial statements and condition, operations, CityCenter, and the intrinsic value of the Company’s common stock; that these alleged misstatements and omissions thereby enabled certain Company insiders to derive personal profit from the sale of Company common stock to the public; that defendants caused plaintiffs and other shareholders to purchase MGM MIRAGE common stock at artificially inflated prices; and that defendants imprudently implemented a share repurchase program during the relevant time period to the detriment of the Company.

The lawsuits are:

Robert Lowinger v. MGM MIRAGE, et al. Filed August 19, 2009. Case No. 2:09-cv-01558-RCL-LRL, U.S. District Court for the District of Nevada. Khachatur Hovhannisyan v. MGM MIRAGE, et al. Filed October 19, 2009. Case No. 2:09-cv-02011-LRH-RJJ, U.S. District Court for the District of Nevada. These putative class actions name MGM MIRAGE and certain former and current directors and officers and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On November 4, 2009, the Court entered an Order consolidating for all purposes the Lowinger and Hovhannisyan actions before the Honorable Robert C. Jones, with such consolidated actions captioned as “In re MGM MIRAGE Securities Litigation.”

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

Charles Kim v. James J. Murren, et al.  Filed September 23, 2009. Case No. A-09-599937-C, Eighth Judicial District Court, Clark County, Nevada. This purported shareholder derivative action against certain former and current directors and officers alleges, among other things, breach of fiduciary duty by defendants’ asserted dissemination of false and misleading statements to the public, failure to maintain internal controls, and failure to properly oversee and manage the Company; unjust enrichment; abuse of control; gross mismanagement; and waste of corporate assets. MGM MIRAGE is named as a nominal defendant.

Sanjay Israni v. Robert H. Baldwin, et al.  Filed September 25, 2009. Case No. CV-09-02914, Second Judicial District Court, Washoe County, Nevada. This purported shareholder derivative action against certain former and current directors and a Company officer alleges, among other things, breach of fiduciary duty by defendants’ asserted insider selling and misappropriation of information; abuse of control; gross mismanagement; waste of corporate assets; unjust enrichment; and contribution and indemnification. MGM MIRAGE is named as a nominal defendant.

The lawsuits seek unspecified compensatory damages, restitution and disgorgement of alleged profits, injunctive relief related to corporate governance and/or attorneys’ fees and costs. The Company intends to vigorously defend itself against these claims.

Other

We and our subsidiaries are also defendants in various other lawsuits, most of which relate to routine matters incidental to our business. We do not believe that the outcome of such pending litigation, considered in the aggregate, will have a material adverse effect on the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the New York Stock Exchange under the symbol “MGM.” The following table sets forth, for the calendar quarters indicated, the high and low sale prices of our common stock on the New York Stock Exchange Composite Tape.

	2009		2008
	High	Low	High	Low

First quarter	$16.89	$1.81	$84.92	$57.26
Second quarter	14.01	2.34	62.90	33.00
Third quarter	14.25	5.34	38.49	21.65
Fourth quarter	12.72	8.54	27.70	8.00

There were approximately 4,348 record holders of our common stock as of February 16, 2010.

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

Share Repurchases

Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. We did not repurchase shares of our common stock during the quarter ended December 31, 2009. The maximum number of shares available for repurchase under our May 2008 repurchase program was 20 million as of December 31, 2009.

Equity Compensation Plan Information

The following table includes information about our equity compensation plans at December 31, 2009:

	Number of securities		Number of securities
	to be issued upon	Weighted average per	remaining available
	exercise of	share exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans
(In thousands, except per share data)

Equity compensation plans approved by security holders(1)	29,291	$23.17	13,022

(1)	As of December 31, 2009 we had 1.1 million restricted stock units outstanding that do not have an exercise price; therefore, the weighted average per share exercise price only relates to outstanding stock options and stock appreciation rights.

ITEM 6.	SELECTED FINANCIAL DATA

	For The Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Net revenues	$5,978,589	$7,208,767	$7,691,637	$7,175,956	$6,128,843
Operating income (loss)	(963,876)	(129,603)	2,863,930	1,758,248	1,330,065
Income (loss) from continuing operations	(1,291,682)	(855,286)	1,400,545	635,996	435,366
Net income (loss)	(1,291,682)	(855,286)	1,584,419	648,264	443,256
Basic earnings per share:
Income (loss) from continuing operations	$(3.41)	$(3.06)	$4.88	$2.25	$1.53
Net income (loss) per share	(3.41)	(3.06)	5.52	2.29	1.56
Weighted average number of shares	378,513	279,815	286,809	283,140	284,943
Diluted earnings per share:
Income (loss) from continuing operations	$(3.41)	$(3.06)	$4.70	$2.18	$1.47
Net income (loss) per share	(3.41)	(3.06)	5.31	2.22	1.50
Weighted average number of shares	378,513	279,815	298,284	291,747	296,334
At year-end:
Total assets	$22,518,210	$23,274,716	$22,727,686	$22,146,238	$20,699,420
Total debt, including capital leases	14,060,270	13,470,618	11,182,003	12,997,927	12,358,829
Stockholders’ equity	3,870,432	3,974,361	6,060,703	3,849,549	3,235,072
Stockholders’ equity per share	$8.77	$14.37	$20.63	$13.56	$11.35
Number of shares outstanding	441,222	276,507	293,769	283,909	285,070

The following events/transactions affect the year-to-year comparability of the selected financial data presented above:

Acquisitions and Dispositions

•	Our acquisition of Mandalay Resort Group closed on April 25, 2005.

•	In April 2007, we sold the Primm Valley Resorts.

•	In June 2007, we sold the Colorado Belle and Edgewater resorts in Laughlin, Nevada (the “Laughlin Properties”).

•	In 2007, we recognized a $1.03 billion pre-tax gain on the contribution of CityCenter to a joint venture.

•	In March 2009, we sold the Treasure Island casino resort (“TI”) in Las Vegas, Nevada and recorded a gain on the sale of $187 million.

The results of the Primm Valley Resorts and the Laughlin Properties are classified as discontinued operations for all applicable periods presented, including the gain on sales of such assets.

Other

•	Beau Rivage was closed from August 2005 to August 2006 due to Hurricane Katrina.

•	During 2007 and 2006, we recognized our share of profits from the sale of condominium units at The Signature at MGM Grand. We recognized $93 million and $117 million (pre-tax) of such income in 2007 and 2006, respectively.

•	During 2007 and 2006, we recognized $284 million and $86 million, respectively, of pre-tax income for insurance recoveries related to Hurricane Katrina.

•	In 2008, we recognized a $1.2 billion non-cash impairment charge related to goodwill and indefinite-lived intangible assets recognized in the Mandalay acquisition.

•	In 2009, we recorded non-cash impairment charges of $176 million related to our M Resort note, $956 million related to our investment in CityCenter, $203 million related to our share of the CityCenter residential impairment, and $548 million related to our land holdings on Renaissance Pointe in Atlantic City and capitalized development costs related to our postponed MGM Grand Atlantic City Project.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Liquidity and Financial Position

We have significant indebtedness and we have significant financial commitments in 2010. On December 30, 2009, we borrowed the $1.6 billion then available to us under our senior credit facility in order to increase our capacity for issuing additional senior secured notes under our existing public notes indentures; we repaid this borrowing on January 4, 2010. Therefore, as of December 31, 2009, we had a higher than normal cash balance of $2.1 billion. As of December 31, 2009, we had approximately $14.1 billion of total long-term debt including amounts outstanding under our senior credit facility. As discussed below, on February 25, 2010, we entered into an agreement amending our senior credit facility, which, among other things, provides for an extension of the maturity date for a portion of our senior credit facility (subject to the fulfillment of certain conditions), provided for a reduction in the credit exposures of lenders agreeing to such extensions, and an increase in applicable interest rates payable to such lenders.

As of December 31, 2009 our financial obligations in 2010 included $1.1 billion related to maturities of long-term debt; $1.0 billion in estimated interest payments on outstanding debt; and an estimated $394 million under our CityCenter completion guarantee which we expect to be partially offset by up to $244 million in proceeds from the sale of residential units at CityCenter, though the timing of receipt of such proceeds is uncertain. In addition, we expect to invest approximately $250 million in currently uncommitted capital expenditures at our resorts in 2010.

Giving effect to the January 4, 2010 repayment, we had approximately $1.6 billion available under our senior credit facility to fund our 2010 obligations as of December 31, 2009. We have no other existing sources of borrowing availability, except to the extent we reduce amounts outstanding under the senior credit facility. In addition, we historically have generated significant cash flows from operations; we generated approximately $1.4 billion in cash flows from operations before deducting cash paid for interest in 2009. We also expect to receive tax refunds of approximately $385 million during 2010.

On February 25, 2010 we entered into an amendment (the “Amendment”) to our senior credit facility which:

•	Provides us a period through June 30, 2010 to raise sufficient capital to make the “Required Prepayments” described below;

•	Permits us to issue not more than $850 million of secured indebtedness to finance all or a portion of the Required Prepayments;

•	Permits us to transfer our 50% interest in Borgata and certain land and cash into a trust — see “Borgata” below; and

•	Requires the payment of an amendment fee to all lenders under our credit facility.

Pursuant to the Amendment, a restatement of our senior credit facility (the “Restated Loan Agreement”) will become effective upon making of the Required Prepayments and satisfaction of certain documentary conditions provided that these occur no later than June 30, 2010.

The Restated Loan Agreement:

•	Requires us to make a 20% reduction in credit exposures of those of our lenders which have agreed to extend their commitments, other than lenders which have waived such reduction (the “Required Prepayments” — approximately $820 million);

•	Subject to the making of the Required Prepayments and the fulfillment of certain other conditions, re-tranches the senior credit facility so that approximately $1.4 billion of revolving loans and commitments will be effectively converted into term loans, leaving a revolving credit commitment of $2.0 billion, approximately $300 million of which will mature in October 2011;

•	Requires us to repay in full the approximately $1.2 billion owed to lenders which have not agreed to extend their commitments on or before the existing maturity date in October 2011;

•	Extends (subject to certain conditions) the maturity date for the remaining approximately $3.6 billion of the loans and lending commitments (adjusted for the Required Prepayments) under the credit facility through February 21, 2014;

•	Provides for extension fees and a 100 basis point increase in interest rate for extending lenders; and

•	Continues the existing minimum EBITDA and maximum annual capital expenditure convenants with periodic step-ups during the extension period.

In addition, the Restated Loan Agreement will allow us to issue unsecured debt and equity securities to refinance indebtedness maturing prior to October 3, 2011 and the $1.2 billion portion of the obligations owed to non-extending Lenders. Following the repayment of such lenders and the fulfillment of certain other conditions, the maturity of the balance of the senior credit facility will be extended to February 21, 2014 and the Restated Loan Agreement will thereafter permit us to issue unsecured debt and equity securities to refinance indebtedness which matures prior to the maturity date of the extended facilities. However, (a) indebtedness in amounts issued in excess of $250 million over such interim maturities requires ratable prepayment of the credit facilities in an amount equal to 50% of the net cash proceeds of such excess, and (b) equity amounts issued in excess of $500 million over such interim maturities require ratable prepayment of the credit facilities in an amount equal to 50% of the net cash proceeds of such excess.

Current Operations

At December 31, 2009, our operations consisted of 15 wholly-owned casino resorts and 50% investments in five other casino resorts, including:

Las Vegas, Nevada:	CityCenter (50% owned and managed by us), Bellagio, MGM Grand Las Vegas, Mandalay Bay, The Mirage, Luxor, New York-New York, Excalibur, Monte Carlo and Circus Circus Las Vegas.

Other:	Circus Circus Reno and Silver Legacy (50% owned) in Reno, Nevada;
Gold Strike in Jean, Nevada; Railroad Pass in Henderson, Nevada; MGM Grand Detroit
in Detroit, Michigan; Beau Rivage in Biloxi, Mississippi and Gold Strike Tunica
in Tunica, Mississippi; Borgata (50% owned) in Atlantic City, New Jersey;
Grand Victoria (50% owned) in Elgin, Illinois; and MGM Grand Macau (50% owned).

Other operations include the Shadow Creek golf course in North Las Vegas and Fallen Oak golf course in Saucier, Mississippi. We also own the Primm Valley Golf Club at the California state line, which is currently operated by a third party. In December 2008, we entered into an agreement to sell TI; the sale closed in March 2009.

CityCenter.  The other 50% of CityCenter is owned by Infinity World Development Corp (“Infinity World”), a wholly-owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, a 4,000-room casino resort; Mandarin Oriental Las Vegas, a 400-room non-gaming boutique hotel; Crystals, a 425,000 square foot retail district, including shops, dining and entertainment venues; and Vdara, a 1,495-room luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental — 225 units, and Veer — approximately 670 units. Aria opened on December 16, 2009 and Vdara, Mandarin Oriental and Crystals all opened in early December 2009. The residential units within CityCenter began the sales closing process in early 2010. Additionally, CityCenter postponed the opening of The Harmon Hotel & Spa, a 400-room non-gaming boutique hotel, until such time as we and Infinity World mutually agree to proceed with its completion. We receive a management fee of 2% of gross revenues for the management of Aria and Vdara, and 5% of EBITDA, as defined. In addition, we receive an annual fee of $3 million for the management of Crystals.

Borgata.  In May 2009, the New Jersey Division of Gaming Enforcement (the “DGE”) issued a report which recommended to the New Jersey Casino Control Commission (the “New Jersey Commission) that, among other things, our Macau joint venture partner be found to be unsuitable and we be directed to disengage from any business association with such Macau joint venture partner. We are currently involved in constructive settlement discussions with the DGE, which have centered on us placing our 50% ownership interest in the Borgata Hotel Casino & Spa and related leased land in Atlantic City into a divestiture trust (the “Trust”) for which we would be the sole economic beneficiary. Any settlement is subject to both DGE and New Jersey Commission approval.

In February 2010, we entered into an amendment to our joint venture agreement with Boyd Gaming Corporation (“Boyd”) to permit the transfer of our 50% ownership interest into the Trust in connection with our potential settlement agreement with the DGE. The amendment also includes the following provisions that would become effective only upon the transfer of the joint venture interests into Trust: Boyd would receive a priority partnership distribution of approximately $31 million (equal to the excess prior capital contributions by Boyd) upon successful refinancing of the Borgata credit facility; in addition, Boyd would receive a payment from the Trust equal to the greater of $10 million or 3% of the proceeds from the sale of our 50% interest in Borgata.

If we reach a settlement agreement with the DGE, we will discontinue the equity method of accounting for Borgata at the point the assets are placed in the Trust and will account for our rights under the trust arrangement under the cost method of accounting. Earnings and losses that relate to the investment that were previously accrued will remain as a part of the carrying amount of the investment. Distributions received by the Trust in subsequent periods that do not exceed our share of earnings will be recognized currently in earnings. However, distributions to the Trust in subsequent periods that exceed our share of earnings for such periods will be applied to reduce the carrying amount of our investment.

Key Performance Indicators

Our primary business is the ownership and operation of casino resorts, which includes offering gaming, hotel, dining, entertainment, retail and other resort amenities. Over half of our net revenue is derived from non-gaming activities, a higher percentage than many of our competitors, as our operating philosophy is to provide a complete resort experience for our guests, including non-gaming amenities for which our guests are willing to pay a premium. Our significant convention and meeting facilities allow us to maximize hotel occupancy and customer volumes during off-peak times such as mid-week or during traditionally slower leisure travel periods, which also leads to better labor utilization. We believe that we own several of the premier casino resorts in the world and have continually reinvested in our resorts to maintain our competitive advantage.

As a resort-based company, our operating results are highly dependent on the volume of customers at our resorts, which in turn affects the price we can charge for our hotel rooms and other amenities. We also generate a significant portion of our operating income from the high-end gaming segment, which can be a cause for variability in our results. Key performance indicators related to revenue are:

•	Gaming revenue indicators — table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games win percentage is in the range of 18% to 22% of table games drop and our normal slots win percentage is in the range of 7% to 8% of slots handle;

•	Hotel revenue indicators — hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate).

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

We generate a majority of our net revenues and operating income from our resorts in Las Vegas, Nevada, which exposes us to certain risks outside of our control, such as increased competition from new or expanded Las Vegas resorts, and from the expansion of gaming in California. We are also exposed to risks related to tourism and the general economy, including national and global economic conditions and terrorist attacks or other global events.

Our results of operations do not tend to be seasonal in nature, though a variety of factors may affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our high-end customers, and the level of play during major holidays, including New Year and Chinese New Year. We market to different customer segments to manage our hotel occupancy, such as targeting large conventions to ensure mid-week occupancy. Our results do not depend on key individual customers, although our success in marketing to customer groups, such as convention customers, or the financial health of customer segments, such as business travelers or high-end gaming customers from a particular country or region, can affect our results.

Impact of Economic Conditions and Credit Markets on Our Results of Operations

The state of the U.S. economy has negatively affected our results of operations since 2008 and we expect to continue to be affected by certain aspects of the current economic conditions — high unemployment and weak housing market, for example — into 2010. The decrease in liquidity in the credit markets which began in late 2007 and accelerated in late 2008 also significantly affected our results of operations and financial condition.

Uncertain economic conditions continue to affect our customers’ spending levels. Travel and travel-related expenditures have been particularly affected as businesses and consumers have altered their spending patterns which has led to decreases in visitor volumes and customer spending. Businesses responded to the difficult economic conditions by reducing travel budgets. This factor, along with perceptions surrounding certain types of business travel, negatively affected convention attendance in Las Vegas in 2009. Convention and catering customers cancelled or postponed a significant number of events occurring during 2008, 2009, and early 2010. Other conditions currently or recently present in the economic environment which tend to negatively affect our operating results include:

•	Weaknesses in employment and increases in unemployment;

•	Weak consumer confidence;

•	Weak housing market and significant declines in housing prices and related home equity; and

•	Decreases in air capacity to Las Vegas.

Because of these economic conditions, we have increasingly focused on managing costs and continue to review all areas of operations for efficiencies. We continually manage staffing levels across all our resorts and have reduced our salaried management positions. As a result, the average number of full-time equivalents at our resorts for the year ended December 31, 2009 was 11% lower than 2008, which was 8% lower than 2007.

In addition, we did not pay discretionary bonuses for 2008 due to not meeting our internal profit targets; we suspended Company contributions to our 401(k) plan and our nonqualified deferred compensation plans in 2009; we rescinded cost of living increases for non-union employees in 2009; and we reached an agreement with our primary union to defer the 2009 contractual pay increase. We paid discretionary bonuses for 2009 in February 2010 and we will provide general salary increases to certain salaried employees in 2010. However, company matching contributions to our 401(k) plan and our nonqualified deferred compensation plans will remain frozen until such time as we believe it is prudent to reinstate these benefits.

Our results of operations are also affected by decisions we made related to our capital allocation, our access to capital, and our cost of capital — all of which are affected by the uncertain state of the global economy and the continued instability in the capital markets. For example:

•	In connection with the amendments to our senior credit facility in 2008, 2009, and 2010, we will incur higher interest costs;

•	Senior notes issued in November 2008, May 2009 and September 2009 carry significantly higher interest rates than the notes maturing in 2009 and 2010, which will also lead to higher interest costs; and

•	Several credit agencies downgraded our credit rating in 2008 and 2009, which may affect our ability to access future capital and cause future borrowings to carry higher interest rates.

Impairment Charges

Atlantic City Renaissance Pointe Land.  We reviewed the carrying value of our Renaissance Pointe land holdings for impairment at December 31, 2009 as we do not intend to pursue development of our MGM Grand Atlantic City project for the foreseeable future. Our Renaissance Pointe land holdings include a 72-acre development site and 10 acres of land subject to a long-term lease with the Borgata joint venture. The fair value of the development land was determined based on a market approach, and the fair value of land subject to the long-term lease with Borgata was determined using a discounted cash flow analysis using expected contractual cash flows under the lease discounted at a market capitalization rate. As a result, we recorded a non-cash impairment charge of $548 million in the 2009 fourth quarter, which was included in “Property transactions, net” related to our land holdings on Renaissance Pointe and capitalized development costs.

CityCenter.  At September 30, 2009, we reviewed our CityCenter investment for impairment using revised operating forecasts developed by CityCenter management late in the third quarter of 2009. In addition, the impairment charge related to CityCenter’s residential real estate under development discussed below further indicated that our investment may have experienced an “other-than-temporary” decline in value. Our discounted cash flow analysis for CityCenter included estimated future cash outflows for construction and maintenance expenditures and future cash inflows from operations, including residential sales. Based on our analysis, we determined that the carrying value of our investment exceeded its fair value and therefore an impairment was indicated. We intend to, and believe we will be able to, retain our investment in CityCenter; however, due to the extent of the shortfall and our assessment of the uncertainty of fully recovering our investment, we determined that the impairment was “other-than-temporary” and recorded an impairment charge of $956 million included in “Property transactions, net.”

In addition, included in “Income (loss) from unconsolidated affiliates” is our share of an impairment charge relating to CityCenter residential real estate under development (“REUD”). CityCenter was required to review its REUD for impairment at September 30, 2009, mainly due to CityCenter’s September 2009 decision to discount the prices of its residential inventory by 30%. This decision and related market conditions led to CityCenter management’s conclusion that the carrying value of the REUD is not recoverable based on estimates of undiscounted cash flows. As a result, CityCenter was required to compare the fair value of its REUD to its carrying value and record an impairment charge in the third quarter of 2009 for the shortfall. Fair value of the REUD was determined using a discounted cash flow analysis based on management’s current expectations of future cash flows. The key inputs in the discounted cash flow analysis included estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate. This analysis resulted in an impairment charge of approximately $348 million of the REUD. We recognized 50% of such impairment charge, adjusted by certain basis differences, resulting in a pre-tax charge of $203 million. Once the residential inventory is complete, in the first quarter of 2010, CityCenter will be required to measure such inventory at the lower of a) its carrying value, or b) fair value less costs to sell. It is reasonably possible that the fair value less cost to sell of the residential inventory at completion will be below the inventory’s carrying value, and that the joint venture will be required to record an additional impairment charge at that time. We would record 50% of any such impairment charge, adjusted for certain basis differences.

M Resort Note.  At June 30, 2009, we reviewed our M Resort Note for impairment. Based on our review of the operating results of M Resort, as well as the M Resort’s management’s revised cash flow projections post-opening, which were significantly lower than original predictions due to market and general economic conditions, we determined that the fair value of the M Resort Note was $0, that the decline in value was “other-than-temporary,” and that the entire amount of the indicated impairment related to a credit loss. Based on these conclusions, we recorded a pre-tax impairment of $176 million in the second quarter of 2009 within “Other non-operating expense.”

2008 Goodwill Impairment.  We perform our annual impairment test related to goodwill and indefinite-lived intangible assets during the fourth quarter of each year. No impairment charges were recorded as a result of our 2009 analysis. As a result of our 2008 analysis, we recognized a non-cash impairment charge of $1.2 billion. The impairment charge related solely to the goodwill and other indefinite-lived intangible assets recognized in the 2005 acquisition of Mandalay Resort Group, and represented substantially all of the goodwill recognized at the time of the Mandalay acquisition and a minor portion of the value of trade names related to the Mandalay resorts. The impairment charge resulted from factors affected by economic conditions at the time, including: 1) lower market valuation multiples for gaming assets; 2) higher discount rates resulting from turmoil in the credit and equity markets; and 3) cash flow forecasts for the Mandalay resorts.

Hurricane Katrina and the Monte Carlo Fire

We maintain insurance for both property damage and business interruption relating to catastrophic events, such as Hurricane Katrina affecting Beau Rivage in August 2005 and the rooftop fire at Monte Carlo in January 2008. Business interruption coverage covers lost profits and other costs incurred during the closure period and up to six months following re-opening.

Hurricane Katrina.  We reached final settlement agreements with our insurance carriers related to Hurricane Katrina in late 2007. In total, we received insurance recoveries of $635 million, which exceeded the $265 million net book value of damaged assets and post-storm costs incurred. We recognized the $370 million of excess insurance recoveries in income in 2007 and 2006. In 2007, $67 million and $217 million of such excess insurance recoveries were recognized as offsets to “General and administrative” expense and “Property transactions, net,” respectively.

Monte Carlo fire.  We reached final settlement agreements for the Monte Carlo Fire in early 2009. In total, we received $74 million of proceeds from our insurance carriers. We recognized the $41 million of excess insurance recoveries in income in 2009 and 2008, with recoveries offsetting a write-down of $4 million related to the net book value of damaged assets, demolition costs of $7 million, and operating costs of $21 million. In 2009, $15 million and $7 million of such excess insurance recoveries were recognized as offsets to “General and administrative” expense and “Property transactions, net,” respectively. In 2008, $9 million and $10 million of such excess insurance recoveries were recognized as offsets to “General and administrative” expense and “Property transactions, net,” respectively.

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2009, 2008 and 2007. Certain results referenced in this section are on a “same store” basis excluding the results of TI.

Summary Financial Results

The following table summarizes our financial results:

	Year Ended December 31,
		Percentage		Percentage
	2009	Change	2008	Change	2007
	(In thousands, except per share data)

Net revenues	$5,978,589	(17)%	$7,208,767	(6)%	$7,691,637
Operating expenses:
Casino and hotel operations	3,539,306	(12)%	4,034,374	0%	4,027,558
General and administrative	1,100,193	(14)%	1,278,944	2%	1,251,952
Corporate expense	143,764	32%	109,279	(44)%	193,893
Preopening	53,013	130%	23,059	(75)%	92,105
Property transactions, net	1,328,689	10%	1,210,749	NM	(186,313)
CityCenter gain	—	—	—	NM	(1,029,660)
Depreciation and amortization	689,273	(11)%	778,236	11%	700,334

Total operating expenses	6,854,238	(8)%	7,434,641	47%	5,049,869

Income (loss) from unconsolidated affiliates	(88,227)	(192)%	96,271	(57)%	222,162

Operating income (loss)	$(963,876)	(644)%	$(129,603)	(105)%	$2,863,930

Income (loss) from continuing operations	$(1,291,682)	(51)%	$(855,286)	(161)%	$1,400,545
Net income (loss)	(1,291,682)	(51)%	(855,286)	(154)%	1,584,419
Diluted income (loss) from continuing operations per share	$(3.41)	(11)%	$(3.06)	(165)%	$4.70
Diluted net income (loss) per share	(3.41)	(11)%	(3.06)	(158)%	5.31

Net revenues decreased in 2009 and 2008 largely due to the economic factors discussed in “Impact of Economic Conditions and Credit Markets on Our Results of Operations.” As discussed further in “Operating Results — Detailed Revenue Information” revenues have decreased across all business lines. We reduced departmental operating expenses to maximize operating results by implementing cost savings efforts, but due to our leveraged business model a significant portion of the decline in revenue affected operating results and earnings.

Corporate expense increased in 2009 as a result of higher legal and advisory costs associated with our activities to improve our financial position as well as the accrual of bonus expense in 2009. Corporate expense in 2008 declined from 2007 as a result of cost reduction efforts throughout the year and no bonus accrual due to not meeting internal profit targets. In addition, corporate expenses in 2007 included costs associated with the CityCenter joint venture transaction.

Depreciation and amortization expense decreased in 2009 due to certain assets becoming fully depreciated and the sale of TI. In 2008, depreciation increased 11% due to the significant capital investments in our resorts in the previous few years. In addition, other transactions, events, and impairment charges had a significant impact on our earnings performance, certain of which we discussed in the “Executive Overview” section. As a result, operating loss was $964 million and $130 million in 2009 and 2008, respectively.

Operating Results — Adjusted EBITDA

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, and property transactions, net. “Adjusted Property EBITDA” is Adjusted EBITDA before corporate expense and stock compensation expense and in 2007 the gain on our CityCenter transaction. Adjusted EBITDA and Adjusted Property EBITDA information is presented solely as a supplemental disclosure to reported GAAP measures because we believe that these measures are 1) widely used measures of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies.

We believe that while items excluded from Adjusted EBITDA and Adjusted Property EBITDA may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to current operating trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and dependent on where the current period lies within the development cycle, as well as the size and scope of the project(s). Property transactions, net includes normal recurring disposals and gains and losses on sales of assets related to specific assets within our resorts, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period.

In addition, capital allocation, tax planning, financing and stock compensation awards are all managed at the corporate level. Therefore, we use Adjusted Property EBITDA as the primary measure of our operating resorts’ performance.

Adjusted EBITDA or Adjusted Property EBITDA should not be construed as an alternative to operating income or net income, as an indicator of our performance; or as an alternative to cash flows from operating activities, as a measure of liquidity; or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in Adjusted EBITDA. Also, other companies in the gaming and hospitality industries that report Adjusted EBITDA information may calculate Adjusted EBITDA in a different manner.

On a same store basis, Adjusted EBITDA decreased 38% in 2009 and 23% in 2008. Excluding the $203 million impact from the residential impairment charge recorded by CityCenter, the $12 million impairment charge related to our postponed joint venture project on the North Las Vegas Strip, and Monte Carlo insurance recoveries, Adjusted EBITDA decreased 27% in 2009.

On a same store basis, Adjusted Property EBITDA decreased 34% in 2009 and 24% in 2008. Excluding the charges noted above, Adjusted Property EBITDA decreased 23% in 2009 with a margin of 25% versus 28% in 2008. These decreases were largely due to the factors discussed in “Summary Financial Results” and “Impact of Economic Conditions and Credit Markets on Our Results of Operations.” Our regional resorts were affected to a lesser extent than our Las Vegas Strip resorts — Adjusted Property EBITDA at Gold Strike Tunica increased 43% in 2009 on top of a 19% increase in 2008. Adjusted Property EBITDA at MGM Grand Detroit was flat in 2009 and 2008.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Adjusted EBITDA	$1,107,099	$1,882,441	$2,440,396
Preopening and start-up expenses	(53,013)	(23,059)	(92,105)
Property transactions, net	(1,328,689)	(1,210,749)	186,313
Gain on CityCenter transaction	—	—	1,029,660
Depreciation and amortization	(689,273)	(778,236)	(700,334)

Operating income (loss)	(963,876)	(129,603)	2,863,930

Non-operating income (expense)
Interest expense, net	(775,431)	(609,286)	(708,343)
Other, net	(273,286)	69,901	2,841

	(1,048,717)	(539,385)	(705,502)

Income (loss) from continuing operations before income tax	(2,012,593)	(668,988)	2,158,428
Benefit (provision) for income taxes	720,911	(186,298)	(757,883)

Income (loss) from continuing operations	(1,291,682)	(855,286)	1,400,545

Discontinued operations	—	—	183,874

Net income (loss)	$(1,291,682)	$(855,286)	$1,584,419

The following tables present reconciliations of Adjusted Property EBITDA and Adjusted EBITDA to operating income:

	Year Ended December 31, 2009
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
			(In thousands)

Bellagio	$157,079	$—	$2,326	$115,267	$274,672
MGM Grand Las Vegas	123,378	—	30	90,961	214,369
Mandalay Bay	65,841	948	(73)	93,148	159,864
The Mirage	74,756	—	313	66,049	141,118
Luxor	37,527	(759)	181	39,218	76,167
Treasure Island	12,730	—	(1)	—	12,729
New York-New York	45,445	—	1,631	31,479	78,555
Excalibur	47,973	—	(16)	24,173	72,130
Monte Carlo	16,439	—	(4,740)	24,895	36,594
Circus Circus Las Vegas	4,015	—	(9)	23,116	27,122
MGM Grand Detroit	90,183	—	7,336	40,491	138,010
Beau Rivage	16,234	—	157	49,031	65,422
Gold Strike Tunica	29,010	—	(209)	16,250	45,051
Management operations	7,285	—	2,473	8,564	18,322
Other operations	(4,172)	—	(57)	5,988	1,759
Unconsolidated resorts	(139,896)	52,824	—	—	(87,072)

	583,827	53,013	9,342	628,630	1,274,812
Stock compensation	(36,571)	—	—	—	(36,571)
Corporate	(1,511,132)	—	1,319,347	60,643	(131,142)

	$(963,876)	$53,013	$1,328,689	$689,273	$1,107,099

	Year Ended December 31, 2008
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)

Bellagio	$257,415	$—	$1,130	$133,755	$392,300
MGM Grand Las Vegas	170,049	443	2,639	97,661	270,792
Mandalay Bay	145,005	11	1,554	101,925	248,495
The Mirage	99,061	242	6,080	62,968	168,351
Luxor	84,948	1,116	2,999	43,110	132,173
Treasure Island	63,454	—	1,828	37,729	103,011
New York-New York	74,276	726	3,627	32,830	111,459
Excalibur	83,953	—	961	25,235	110,149
Monte Carlo	46,788	—	(7,544)	25,380	64,624
Circus Circus Las Vegas	33,745	—	5	22,401	56,151
MGM Grand Detroit	77,671	135	6,028	53,674	137,508
Beau Rivage	22,797	—	76	48,150	71,023
Gold Strike Tunica	15,093	—	2,326	13,981	31,400
Management operations	6,609	—	—	10,285	16,894
Other operations	(5,367)	—	2,718	6,244	3,595
Unconsolidated resorts	76,374	20,281	—	—	96,655

	1,251,871	22,954	24,427	715,328	2,014,580
Stock compensation	(36,277)	—	—	—	(36,277)
Corporate	(1,345,197)	105	1,186,322	62,908	(95,862)

	$(129,603)	$23,059	$1,210,749	$778,236	$1,882,441

	Year Ended December 31, 2007
		Preopening	Property	Gain on	Depreciation
	Operating	and Start-up	Transactions,	CityCenter	and	Adjusted
	Income	Expenses	net	Transaction	Amortization	EBITDA
			(In thousands)

Bellagio	$306,916	$—	$6,543	$—	$126,724	$440,183
MGM Grand Las Vegas	289,849	1,130	6,895	—	98,530	396,404
Mandalay Bay	188,996	—	8,598	—	91,812	289,406
The Mirage	172,779	—	1,218	—	59,936	233,933
Luxor	132,418	20	3,247	—	38,163	173,848
Treasure Island	95,820	—	109	—	32,129	128,058
New York-New York	108,099	101	477	—	33,326	142,003
Excalibur	117,123	—	261	—	21,973	139,357
Monte Carlo	87,655	1,286	1,117	—	22,831	112,889
Circus Circus Las Vegas	59,868	—	5	—	20,936	80,809
MGM Grand Detroit	81,836	26,257	(570)	—	31,822	139,345
Beau Rivage	321,221	—	(216,673)	—	47,726	152,274
Gold Strike Tunica	12,231	—	462	—	13,651	26,344
CityCenter	(57,297)	21,541	788	—	4,052	(30,916)
Other operations	3,942	—	4,630	—	6,451	15,023
Unconsolidated resorts	181,123	41,039	—	—	—	222,162

	2,102,579	91,374	(182,893)	—	650,062	2,661,122
Gain on City Center transaction	1,029,660	—	—	(1,029,660)	—	—
Stock compensation	(47,276)	731	—	—	—	(46,545)
Corporate	(221,033)	—	(3,420)	—	50,272	(174,181)

	$2,863,930	$92,105	$(186,313)	$(1,029,660)	$700,334	$2,440,396

Operating Results — Detailed Revenue Information

The following table presents detail of our net revenues:

	Year Ended December 31,
		Percentage		Percentage
	2009	Change	2008	Change	2007
			(In thousands)

Casino revenue, net:
Table games	$955,238	(11)%	$1,078,897	(12)%	$1,228,296
Slots	1,579,038	(12)%	1,795,226	(5)%	1,897,610
Other	83,784	(18)%	101,557	(10)%	113,148

Casino revenue, net	2,618,060	(12)%	2,975,680	(8)%	3,239,054

Non-casino revenue:
Rooms	1,370,135	(28)%	1,907,093	(10)%	2,130,542
Food and beverage	1,362,325	(14)%	1,582,367	(4)%	1,651,655
Entertainment, retail and other	1,293,762	(9)%	1,419,055	3%	1,376,417

Non-casino revenue	4,026,222	(18)%	4,908,515	(5)%	5,158,614

	6,644,282	(16)%	7,884,195	(6)%	8,397,668
Less: Promotional allowances	(665,693)	(1)%	(675,428)	(4)%	(706,031)

	$5,978,589	(17)%	$7,208,767	(6)%	$7,691,637

Table games revenue decreased 11%, or 9% on a same store basis, due to a decrease in overall table games volume, despite an increase of 33% for baccarat volume. The table games hold percentage was near the mid-point of our normal range for all years presented.

Slots revenue decreased 12% in 2009, or 9% on a same store basis, driven by a decrease in volume at our Las Vegas Strip resorts. Most of our Las Vegas Strip resorts experienced decreases in the high single digits, while MGM Grand Detroit and Gold Strike Tunica experienced decreases in the low single digits. In 2008, slots revenue at Bellagio and Mandalay Bay decreased 4% while the majority of our other Las Vegas Strip resorts experienced year-over-year decreases in the low double digits. Slots revenue increased 7% at MGM Grand Detroit and 5% at Gold Strike Tunica in 2008.

Room revenue decreased 28%, or 24% on a same store basis, in 2009 and 10% in 2008 as a result of a decrease in occupancy and lower average room rates. The following table shows key hotel statistics for our Las Vegas Strip resorts:

	Year Ended December 31,
	2009	2008	2007

Occupancy %	91%	92%	96%
Average Daily Rate (ADR)	$111	$148	$161
Revenue per Available Room (REVPAR)	$100	$137	$154

Food and beverage, entertainment, and retail revenues in 2009 and 2008 were negatively affected by lower customer spending and decreased occupancy at our resorts. In 2009, entertainment revenues benefited from the addition of Terry Fator at The Mirage. In 2008, entertainment revenues benefited from the addition of Believe at Luxor. Other revenues in 2009 and 2008 included reimbursed costs from CityCenter, which were recognized as other revenue with corresponding amounts recognized as other expense. Reimbursed costs for CityCenter were $95 million in 2009 and $46 million in 2008.

Operating Results — Details of Certain Charges

Stock compensation expense is recorded within the department of the recipient of the stock compensation award. The following table shows the amount of compensation expense related to employee stock-based awards:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Casino	$10,080	$10,828	$11,513
Other operating departments	4,287	3,344	3,180
General and administrative	9,584	9,485	12,143
Corporate expense and other	12,620	12,620	19,707
Discontinued operations	—	—	(865)

	$36,571	$36,277	$45,678

Preopening and start-up expenses consisted of the following:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

CityCenter	$52,010	$17,270	$24,169
MGM Grand Macau	—	—	36,853
MGM Grand Detroit	—	135	26,257
Other	1,003	5,654	4,826

	$53,013	$23,059	$92,105

Preopening and start-up expenses increased in 2009 as CityCenter prepared for its December 2009 opening. Subsequent to the CityCenter joint venture transaction in November 2007, we only recognize our 50% share of these preopening costs. MGM Grand Macau’s preopening and start-up expenses in 2007 related to our share of that venture’s preopening costs.

Property transactions, net consisted of the following:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

CityCenter investment write-down	$955,898	$—	$—
Atlantic City Renaissance Pointe land impairment	548,347	—	—
Goodwill and other indefinite-lived intangible assets impairment charge	—	1,179,788	—
Other write-downs and impairments	17,629	52,170	33,624
Demolition costs	—	9,160	5,665
Insurance recoveries	(7,186)	(9,639)	(217,290)
Gain on sale of TI	(187,442)	—	—
Other net (gains) losses on asset sales or disposals	1,443	(20,730)	(8,312)

	$1,328,689	$1,210,749	$(186,313)

See discussion of Atlantic City Renaissance Pointe land, CityCenter investment, insurance recoveries, and goodwill and other indefinite-lived intangible assets impairment charges under “Executive Overview.” Other write-downs during 2009 primarily related to the write-off of various abandoned construction projects. Other write-downs and impairments in 2008 included $30 million related to land and building assets of Primm Valley Golf Club. The 2008 period also includes demolition costs associated with various room remodel projects and a gain on the sale of an aircraft of $25 million. Insurance recoveries in 2009 and 2008 relate to the Monte Carlo fire and Hurricane Katrina in 2007.

Write-downs and impairments in 2007 included write-offs related to discontinued construction projects and a write-off of the carrying value of the Nevada Landing building assets due to its closure in March 2007. The 2007 period also includes demolition costs primarily related to the Mandalay Bay room remodel.

Operating Results — Income (Loss) from Unconsolidated Affiliates

We recognized a loss from unconsolidated affiliates of $88 million in 2009. These results include $203 million impact from the impairment charge recorded by CityCenter related to its residential real estate under development and a $12 million charge related to development costs for our postponed joint venture project on the North Las Vegas Strip. Income from unconsolidated affiliates in 2009 benefited from increased operating results at MGM Grand Macau, which earned operating income of $60 million, an increase of 74% over 2008, and $14 million related to insurance proceeds recognized at the Borgata. Income from unconsolidated affiliates in 2007 included $93 million related to the sale of condominium units at The Signature at MGM Grand.

Non-operating Results

The following table summarizes information related to interest on our long-term debt:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Total interest incurred	$997,897	$773,662	$930,138
Interest capitalized	(222,466)	(164,376)	(215,951)
Interest allocated to discontinued operations	—	—	(5,844)

	$775,431	$609,286	$708,343

Cash paid for interest, net of amounts capitalized	$807,523	$622,297	$731,618
Weighted average total debt balance	$13.2 billion	$12.8 billion	$13.0 billion
End-of-year ratio of fixed-to-floating debt	61/39	58/42	71/29
Weighted average interest rate	7.6%	6.0%	7.1%

In 2009, gross interest costs increased compared to 2008 mainly due to higher average debt balances during 2009, higher interest rates for borrowings under our senior credit facility in 2009, higher interest rates for newly issued fixed rate borrowings, as well as breakage fees for voluntary repayments of our revolving credit facility. In 2008, gross interest costs decreased compared to 2007 mainly due to lower interest rates on our variable rate borrowings.

Capitalized interest increased in 2009 due to higher CityCenter investment balances and higher weighted average cost of debt. Capitalized interest decreased in 2008 compared to 2007 due to less capitalized interest on CityCenter and cessation of capitalized interest related to our investment in MGM Grand Macau upon opening in December 2007. The amounts presented above exclude non-cash gross interest and corresponding capitalized interest related to our CityCenter delayed equity contribution.

The following table summarizes information related to our income taxes:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Income (loss) from continuing operations before income tax	$(2,012,593)	$(668,988)	$2,158,428
Income tax (benefit) provision	(720,911)	186,298	757,883
Effective income tax rate	35.8%	NM	35.1%
Cash (received from) paid for income taxes, net of refunds	$(53,863)	$437,874	$391,042

The income tax benefit provided on pre-tax loss in 2009 was greater than the Federal statutory rate of 35% primarily as a result of state tax benefit on the write-down of land in Atlantic City. The write-down of goodwill in 2008, which is treated as a permanently non-deductible item in our federal income tax provision, caused us to incur a provision for income tax expense even though our pre-tax result was a loss for the year. Excluding the effect of the goodwill write-down, the effective tax rate from continuing operations for 2008 was 37.3%. This is higher than the 2007 rate due to the effect of the CityCenter transaction on the 2007 rate, which greatly minimized the effect of permanent and other tax items, and due to the deduction taken in 2007 for domestic production activities resulting primarily from the CityCenter transaction.

We received a net refund of cash taxes in 2009 due to income tax net operating losses incurred in 2009 and refunds of taxes that were paid in 2008. Cash taxes were paid in 2008 despite the pre-tax operating loss due to the non-deductible goodwill write-down and cash taxes paid on the CityCenter gain in 2008. Since the CityCenter gain was realized in the fourth quarter of 2007, the associated income taxes were paid in 2008. Excluding the cash taxes paid on the CityCenter gain, cash taxes were approximately $250 million less in 2008 than in 2007.

Liquidity and Capital Resources

Cash Flows — Summary

Our cash flows consisted of the following:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Net cash provided by operating activities	$587,914	$753,032	$994,416

Investing cash flows:
Capital expenditures, net of construction payable	(136,850)	(781,754)	(2,917,409)
Proceeds from contribution of CityCenter	—	—	2,468,652
Proceeds from sale of assets	746,266	—	578,873
Purchase of convertible note	—	—	(160,000)
Investments in and advances to unconsolidated affiliates	(963,685)	(1,279,462)	(31,420)
Property damage insurance recoveries	7,186	21,109	207,289
Other	16,828	58,667	63,316

Net cash provided by (used in) investing activities	(330,255)	(1,981,440)	209,301

Financing cash flows:
Net borrowings (repayments) under bank credit facilities	(198,156)	2,480,450	(1,152,300)
Issuance of long-term debt	1,921,751	698,490	750,000
Repayment of long-term debt	(1,176,452)	(789,146)	(1,402,233)
Issuance of common stock	1,104,418	—	1,192,758
Issuance of common stock upon exercise of stock awards	637	14,116	97,792
Purchases of common stock	—	(1,240,856)	(826,765)
Other	(163,448)	(40,972)	100,211

Net cash provided by (used in) financing activities	1,488,750	1,122,082	(1,240,537)

Net increase (decrease) in cash and cash equivalents	$1,746,409	$(106,326)	$(36,820)

Cash Flows — Operating Activities

Trends in our operating cash flows tend to follow trends in our operating income, excluding gains and losses from investing activities and net property transactions, since our business is primarily cash-based. Cash flow from operations decreased 22% in 2009 due to a decrease in operating income and the sale of TI. Operating cash flows also decreased due to a $47 million increase in our receivable from CityCenter, partially offset by increased distributions from unconsolidated affiliates.

Cash flow from operations decreased 24% in 2008 partially due to a decrease in operating income. The 2008 period also included a significant tax payment, approximately $300 million, relating to the 2007 CityCenter transaction. In addition, cash flow from operations in 2007 included $211 million of net cash outflows related to real estate under development expenditures partially offset by residential sales deposits when CityCenter was wholly owned, and $93 million related to the sale of condominium units at The Signature.

At December 31, 2009 and 2008, we held cash and cash equivalents of $2.1 billion and $296 million, respectively. On December 30, 2009, we borrowed the remaining availability of $1.6 billion under our senior credit facility and repaid such borrowings immediately after year end.

We require a certain amount of cash on hand to operate our resorts. Beyond our cash on hand, we utilize a company-wide cash management system to minimize the amount of cash held in banks. Funds are swept from accounts at our resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay borrowings under our bank credit facilities.

Cash Flows — Investing Activities

A significant portion of our investing activities over the past three years related to our CityCenter joint venture. In 2009, we made equity contributions of $731 million to CityCenter. In 2008, we made loans and equity contributions totaling $1.15 billion. In 2007, we invested $962 million in capital expenditures excluding capitalized interest, prior to contributing assets to the joint venture in November 2007 and receiving $2.5 billion in proceeds.

We received $746 million in net proceeds related to the sale of TI in 2009. The insurance recoveries classified as investing cash flows relate to the Monte Carlo fire in 2009 and 2008 and Hurricane Katrina in 2007. Also in 2007, we received net proceeds of $597 million from the sale of the Primm Valley Resorts and the Laughlin Properties.

Capital expenditures of $137 million in 2009 consisted primarily of room remodel projects and various property enhancements, including capitalized interest.

In 2008, capital expenditures of $782 million related to the following, including related capitalized interest:

•	$64 million for CityCenter people mover and related assets;

•	$19 million related to construction costs for MGM Grand Detroit;

•	$61 million of development costs related to MGM Grand Atlantic City;

•	$230 million related to room remodel projects; and

•	$408 million for various other property enhancements and amenities.

In 2007, capital expenditures of $2.9 billion related to the following, including related capitalized interest;

•	$1.1 billion for CityCenter prior to contributing assets to joint venture;

•	$359 million related to construction costs for MGM Grand Detroit;

•	$63 million of construction costs related to rebuilding Beau Rivage;

•	$584 million related to purchase of land on Las Vegas Strip;

•	$102 million related to corporate aircraft;

•	$205 million related to room remodel projects; and

•	$474 million for various other property enhancements and amenities.

Cash Flows — Financing Activities

Excluding the $1.6 billion borrowed under the senior credit facility in late December and repaid immediately after year end, we repaid net debt of $1.1 billion in 2009. In addition, pursuant to our development agreement, we repaid $50 million of bonds issued by the Economic Development Corporation of the City of Detroit. In May 2009, we issued approximately 164.5 million shares of our common stock at $7 per share, for total net proceeds to us of $1.2 billion.

We issued the following senior notes during 2009:

•	$650 million of 10.375% senior secured notes due 2014;

•	$850 million of 11.125% senior secured notes due 2017; and

•	$475 million of 11.375% senior notes due 2018.

We repaid the following principal amounts of senior and senior subordinated notes during 2009:

•	$226.3 million 6.5% senior notes (redeemed $122.3 million prior to maturity essentially at par);

•	$820 million 6% senior notes (redeemed $762.6 million prior to maturity essentially at par and the remaining $57.4 million was repaid at maturity); and

•	$100 million 7.25% senior debentures (redeemed prior to maturity for $127 million).

In 2008, we borrowed net debt of $2.4 billion including $2.5 billion under our senior credit facility. Also in 2008, we issued $750 million of 13% senior secured notes due 2013.

We repaid the following senior and senior subordinated notes at maturity during 2008:

•	$180.4 million of 6.75% senior notes; and

•	$196.2 million of 9.5% senior notes.

Also in 2008, we repurchased $345 million of principal amounts of various series of our outstanding senior notes at a purchase price of $263 million in open market repurchases as part of a repurchase program authorized by our Board of Directors. We also redeemed at par $149.4 million of the principal amount of our 7% debentures due 2036 pursuant to a one-time put option by the holders of such debentures.

In 2007, we repaid net debt of $1.8 billion including $1.2 billion under our senior credit facility. In 2007, we issued $750 million of 7.5% senior notes maturing in 2016 and we repaid the following senior and senior subordinated notes at their scheduled maturity: $710 million of 9.75% senior subordinated notes; $200 million of 6.75% senior notes; and $492.2 million of 10.25% senior subordinated notes.

In 2007, we received approximately $1.2 billion from the sale of 14.2 million shares of our common stock to Infinity World Investments at a price of $84 per share.

Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. In May 2008, our Board of Directors approved a 20 million share authorization which was still fully available at December 31, 2009. We did not repurchase any shares of common stock during 2009. In 2008, we repurchased 18.1 million shares at an average price of $68.36. In 2007, we repurchased 9.9 million shares at an average price of $83.92.

Principal Debt Arrangements

Our long-term debt consists of publicly held senior, senior secured, and senior subordinated notes and our senior credit facility. We pay fixed rates of interest ranging from 5.875% to 13% on the senior, senior secured, and subordinated notes. At December 31, 2009, our senior credit facility had a capacity of $5.5 billion consisting of a term loan facility of $2.1 billion and a revolving credit facility of $3.4 billion and interest was based on LIBOR margin of 4.00%, with a LIBOR floor of 2.00%, and a base margin at 3.00%, with a base rate floor of 4.00%. In late December 2009 we borrowed the remaining availability under the senior credit facility of $1.6 billion in order to increase our capacity for issuing additional senior secured notes under our existing public notes indentures and immediately repaid such amounts after year-end. Our senior credit facility contains certain financial and non-financial covenants. The financial covenants include 1) a quarterly minimum EBITDA test, based on a rolling 12-month EBITDA; and 2) a covenant limiting annual capital expenditures. As discussed in “Executive Overview” we entered into an amendment to our senior credit facility on February 25, 2010.

All of our principal debt arrangements are guaranteed by each of our material subsidiaries, other than MGM Grand Detroit, LLC, our foreign subsidiaries, and our insurance subsidiaries. MGM Grand Detroit is a guarantor under the senior credit facility, but only to the extent that MGM Grand Detroit, LLC borrows under such facility. At December 31, 2009, the outstanding amount of borrowings related to MGM Grand Detroit, LLC was $450 million. In connection with our May 2009 senior credit facility amendment, MGM Grand Detroit granted lenders a security interest in its assets to secure its obligations under the senior credit facility.

Also in connection with our May 2009 senior credit facility amendment, we granted a security interest in Gold Strike Tunica and certain undeveloped land on the Las Vegas Strip to secure up to $300 million of obligations under the senior credit facility. In addition, substantially all of the assets of New York-New York serve as collateral for the 13% senior secured notes issued in 2008 and substantially all of the assets of Bellagio and The Mirage serve as collateral for the 10.375% and 11.125% senior secured notes issued in 2009. Upon the issuance of the 10.375% and 11.125% senior secured notes, the holders of our 13% senior secured notes due 2013 obtained an equal and ratable lien in all collateral securing these notes. Otherwise, none of our assets serve as collateral for our principal debt arrangements.

Other Factors Affecting Liquidity

Long-term debt payable in 2010.  We repaid $297 million of principal of senior notes due in February 2010 and have $782 million of principal of senior notes due in September 2010.

Borgata settlement discussions.  As discussed in “Executive Overview,” we are involved in constructive settlement discussions with the DGE for an agreement under which we will sell our 50% ownership interest in Borgata and related leased land in Atlantic City. Prior to the consummation of the sale, the Trust will retain any cash flows received in respect of the assets in trust, but will pay property taxes and other costs attributable to the trust property. We have received significant distributions from Borgata in the past few years, and not receiving such distributions until the ultimate sale could negatively affect our liquidity in future periods.

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

CityCenter completion guarantee.  In April 2009, we entered into a new completion guarantee in conjunction with the CityCenter credit facility which amended the original completion guarantees to a) relieve Dubai World of its completion guarantee as amounts are funded from its letter of credit, and b) require an unlimited completion and cost overrun guarantee from us, secured by our interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land. Also affecting the potential exposure under the completion guarantee is the ability to utilize up to $244 million of net residential proceeds to fund construction costs, though the timing of receipt of such proceeds is uncertain. As of December 31, 2009, we recorded a net liability of $150 million, classified as “Other accrued liabilities”, which represents the low end of our estimated range for our net obligation under the completion guarantee. We believe that it is reasonably possible we will be required to fund a net obligation of up to $300 million. In January and February 2010 we funded $217 million under the completion guarantee. CityCenter will repay such amounts to us from proceeds of residential units.

Letters of credit.  At December 31, 2009, we had outstanding letters of credit totaling $37 million. Though not subject to a letter of credit, we have an agreement with the Nevada Gaming Control Board to maintain $113 million of cash at the corporate level to support normal bankroll requirements at our Nevada operations.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual obligations as of December 31, 2009:

	2010	2011	2012	2013	2014	Thereafter
			(In millions)

Long-term debt	$1,080	$6,042	$545	$1,384	$1,159	$3,932
Estimated interest payments on long-term debt(1)	1,035	877	587	515	355	370
Capital leases	2	2	1	—	—	—
Operating leases	16	13	11	8	6	45
Tax liabilities(2)	5	—	—	—	—	—
Long-term liabilities	12	4	4	2	2	26
CityCenter funding commitments(3)	394	—	—	—	—	—
Other purchase obligations:
Construction commitments	8	2	—	—	—	—
Employment agreements	99	45	14	3	—	—
Entertainment agreements(4)	99	4	—	—	—	—
Other(5)	96	21	13	8	—	—

	$2,846	$7,010	$1,175	$1,920	$1,522	$4,373

(1)	Estimated interest payments on long-term debt are based on principal amounts outstanding at December 31, 2009 and management’s forecasted LIBOR rates for our bank credit facility.

(2)	Approximately $195 million of liabilities related to uncertain tax positions and other tax liabilities are excluded from the table as we cannot reasonably estimate when examination and other activity related to these amounts will conclude.

(3)	Under our completion guarantee for CityCenter, we are committed to fund amounts in excess of currently funded project costs. Based on current forecasted expenditures, we estimate that we will be required to fund approximately $394 for such guarantee during 2010 excluding the benefit of proceeds to be received from residential closings up to $244 million.

(4)	Our largest entertainment commitments consist of minimum contractual payments to Cirque du Soleil, which performs shows at several of our resorts. We are generally contractually committed for a period of 12 months based on our ability to exercise certain termination rights; however, we expect these shows to continue for longer periods.

(5)	The amount for 2010 includes approximately $63 million of open purchase orders. Other commitments are for various contracts, including advertising, maintenance and other service agreements.

See “Executive Overview” for discussion of the impacts of the above contractual obligations on our liquidity and financial position.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. To prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in the estimates and assumptions could have a material effect on our results of operations, financial position or cash flows. Senior management and the Audit Committee of the Board of Directors have reviewed the disclosures included herein about our critical accounting estimates, and have reviewed the processes to determine those estimates.

Allowance for Doubtful Casino Accounts Receivable

Marker play represents a significant portion of the table games volume at Bellagio, MGM Grand Las Vegas, Mandalay Bay and The Mirage. Our other facilities do not emphasize marker play to the same extent, although we offer markers to customers at those casinos as well. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. At December 31, 2009 and 2008, approximately 40% and 52%, respectively, of our casino accounts receivable was owed by customers from the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. At December 31, 2009 and 2008, approximately 46% and 34%, respectively, of our casino accounts receivable was owed by customers from the Far East.

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

The following table shows key statistics related to our casino receivables:

	At December 31,
	2009	2008	2007
		(In thousands)

Casino accounts receivable	$261,025	$243,600	$266,059
Allowance for doubtful casino accounts receivable	88,557	92,278	76,718
Allowance as a percentage of casino accounts receivable	34%	38%	29%
Percentage of casino accounts outstanding over 180 days	24%	21%	18%

The allowance for doubtful accounts as a percentage of casino accounts receivable has decreased in the current year due to a larger percentage of current receivables, although percentage of accounts over 180 days has increased slightly from prior year. At December 31, 2009, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change net income by $2 million, or less than $0.01 per share.

Fixed Asset Capitalization and Depreciation Policies

Property and equipment are stated at cost. For the majority of our property and equipment, cost has been determined based on estimated fair values in connection with the April 2005 Mandalay acquisition and the May 2000 Mirage Resorts acquisition. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. When we construct assets, we capitalize direct costs of the project, including fees paid to architects and contractors, property taxes, and certain costs of our design and construction subsidiaries. In addition, interest cost associated with major development and construction projects is capitalized as part of the cost of the project. Interest is typically capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings, since we typically do not borrow funds directly related to a development project. Capitalization of interest starts when construction activities begin and ceases when construction is substantially complete or development activity is suspended for more than a brief period.

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

Impairment of Long-lived Assets, Goodwill and Indefinite-lived Intangible Assets

We evaluate our property and equipment and other long-lived assets for impairment based on our classification as a) held for sale or b) to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets classified as held for sale, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be held for sale or assets to be held and used, are recorded as operating expenses.

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

On a quarterly basis, we review our major long-lived assets to determine if events have occurred or circumstances exist that indicate a potential impairment. We estimate future cash flows using our internal budgets. When appropriate, we discount future cash flows using a weighted-average cost of capital, developed using a standard capital asset pricing model, based on guideline companies in our industry.

Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. We review goodwill and indefinite-lived intangible assets at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on our budgeted future results discounted using a weighted average cost of capital, developed using a standard capital asset pricing model based on guideline companies in our industry, and market indicators of terminal year capitalization rates. Indefinite-lived intangible assets consist primarily of license rights, which are tested for impairment using a discounted cash flow approach, and trademarks, which are tested for impairment using the relief-from-royalty method.

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

See “Executive Overview” and “Results of Operations” for discussion of write-downs and impairments of long-lived assets, goodwill and intangible assets recorded in 2009, 2008 and 2007. Other than mentioned therein, we are not aware of events or circumstances through December 31, 2009 that would cause us to review any material long-lived assets, goodwill or indefinite-lived intangible assets for impairment.

Impairment of Investments in Unconsolidated Affiliates

We evaluate our investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an “other-than-temporary” decline in value. If these conditions exist, we compare the estimated fair value of the investment to its carrying value to determine whether an impairment is indicated and determine whether the impairment is “other-than-temporary” based on our assessment of relevant factors, including consideration of our intent and ability to retain our investment. We estimate fair value using a discounted cash flow analysis utilizing estimates of future cash flows and market indicators of discount rates and terminal year capitalization rates. See “Executive Overview” for discussion of impairment charges recorded in 2009 related to our investment in CityCenter.

Income Taxes

We recognize deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences with a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. Except for certain New Jersey state net operating losses, certain other New Jersey state deferred tax assets and a foreign tax credit carryforward, we believe that it is more likely than not that our deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. Positions taken in tax returns are sometimes subject to uncertainty in the tax laws and may not ultimately be accepted by the IRS or other tax authorities.

We assess our tax positions using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. We review uncertain tax positions at each balance sheet date. Liabilities we record as a result of this analysis are recorded separately from any current or deferred income tax accounts, and are classified as current (“Other accrued liabilities”) or long-term (“Other long-term liabilities”) based on the time until expected payment. Additionally, we recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

We file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the taxes paid in foreign jurisdictions are not material. As of December 31, 2009, we were no longer subject to examination of our U.S. consolidated federal income tax returns filed for years ended prior to 2003. In the fourth quarter of 2009, we reached settlement with the IRS in post-Appeals mediation with respect to issues related to a land sale transaction in 2002. We agreed to an additional tax liability of $2 million and associated interest for the 2002 tax year as a result of this settlement. We paid most of this tax and associated interest in a prior year in order to minimize the amount of interest due. All matters concerning the IRS audit of the 2001 and 2002 federal income tax returns are now settled. The IRS is currently examining our federal income tax returns for the 2003 and 2004 tax years. We anticipate this audit will close sometime in 2010 and we will likely protest many of the issues under audit. Federal income tax returns for years subsequent to 2004 are also subject to examination.

During 2009, the IRS completed its audit of the 2004 through 2006 tax years of a subsidiary of ours treated as a partnership for income tax purposes and we submitted a protest to IRS Appeals with respect to issues relating to the tax treatment of payments made by the subsidiary under an agreement to develop, own and operate a hotel casino in the City of Detroit.

During 2009, the IRS completed its audit of an unconsolidated affiliate of ours for the 2003 and 2004 tax years and we and our joint venture partner submitted a protest to IRS Appeals of various issues raised by the IRS in the audit.

In the first quarter of 2010, the IRS informed us that it was closing its examination of the federal income tax return of Mandalay Resort Group for the pre-acquisition year ended April 25, 2005 and will issue a “No-Change Letter.” The statute of limitations for assessing tax for the Mandalay Resort Group federal income tax return for the year ended January 31, 2005 has been extended but such return is not currently under examination by the IRS.

As of December 31, 2009, we were no longer subject to examination of our various state and local tax returns filed for years ended prior to 2005. During 2009, the state of Illinois notified us that it would initiate an audit of our Illinois combined returns for the 2006 and 2007 tax years. We anticipate this audit will begin during 2010. A Mandalay Resort Group subsidiary return for the pre-acquisition year ended April 25, 2005 is under examination by the City of Detroit and the statute of limitations for assessing tax will expire in 2010 unless extended. No other state or local income tax returns of ours are currently under exam.

Stock-based Compensation

We account for stock options and stock appreciation rights (“SARs”) measuring fair value using the Black-Scholes model. For restricted stock units, compensation expense is calculated based on the fair market value of our stock on the date of grant. There are several management assumptions required to determine the inputs into the Black-Scholes model. Our volatility and expected term assumptions can significantly affect the fair value of stock options and SARs. The extent of the impact will depend, in part, on the extent of awards in any given year. In 2009, we granted 6.8 million SARs with a total fair value of $37 million. In 2008, we granted 4.9 million SARs with a total fair value of $72 million. In 2007, we granted 2.6 million SARs with a total fair value of $68 million.

For 2009 awards, a 10% change in the volatility assumption (82% for 2009; for sensitivity analysis, volatility was assumed to be 74% and 90%) would have resulted in a $2.5 million, or 7%, change in fair value. A 10% change in the expected term assumption (4.7 years for 2009; for sensitivity analysis, expected term was assumed to be 4.2 years and 5.2 years) would have resulted in a $1.4 million, or 4%, change in fair value. These changes in fair value would have been recognized over the five-year vesting period of such awards. It should be noted that a change in the expected term would cause other changes, since the risk-free rate and volatility assumptions are specific to the term; we did not attempt to adjust those assumptions in performing the sensitivity analysis above.

Recently Issued Accounting Standards

We adopted various accounting standards during 2009, none of which had a material effect on our consolidated financial statements. In addition, certain amendments to Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” become effective for us beginning January 1, 2010. Such amendments include changes to the quantitative approach to determine the primary beneficiary of a variable interest entity (“VIE”). An enterprise must determine if its variable interest or interests give it a controlling financial interest in a VIE by evaluating whether 1) the enterprise has the power to direct activities of the VIE that have a significant effect on economic performance, and 2) the enterprise has an obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The amendments to ASC 810 also require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The adoption of these amendments did not have a material effect on our consolidated financial statements.

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

As of December 31, 2009, long-term variable rate borrowings represented approximately 39% of our total borrowings. Assuming a 100 basis-point increase in LIBOR over the 2% floor specified in our senior credit facility, our annual interest cost would change by approximately $55 million based on amounts outstanding at December 31, 2009. The following table provides additional information about our long-term debt subject to changes in interest rates:

								Fair Value
	Debt maturing in,							December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	2009
	(In millions)

Fixed rate	$1,081	$530	$545	$1,345	$1,141	$3,902	$8,544	$7,960
Average interest rate	8.7%	7.9%	6.8%	10.1%	8.4%	9.4%	9.0%
Variable rate	$—	$5,512	$—	$—	$—	$—	$5,512	$4,975
Average interest rate	N/A	6.0%	N/A	N/A	N/A	N/A	6.0%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incorporate by reference the information appearing under “Market Risk” in Item 7 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Notes to Consolidated Financial Statements, including the Independent Registered Public Accounting Firm’s Report thereon, referred to in Item 15(a)(1) of this Form 10-K, are included at pages 59 to 97 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2009. This conclusion is based on an evaluation conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting, referred to in Item 15(a)(1) of this Form 10-K, is included at page 57 of this Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

The Independent Registered Public Accounting Firm’s Attestation Report on our internal control over financial reporting referred to in Item 15(a)(1) of this Form 10-K, is included at page 58 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information appearing under “Executive Officers of the Registrant” in Item 1 of this Form 10-K and under “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or before April 30, 2010 (the “Proxy Statement”).

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

(a)(1). Financial Statements.

Included in Part II of this Report:
Management’s Annual Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Balance Sheets — December 31, 2009 and 2008
Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

Audited consolidated financial statements for CityCenter Holdings, LLC as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008 and the period from November 2, 2007 (date of inception) to December 31, 2007, are presented in Exhibit 99.3 and are incorporated herein by reference.

(a)(2). Financial Statement Schedule.

Years Ended December 31, 2009, 2008 and 2007
Schedule II — Valuation and Qualifying Accounts

We have omitted schedules other than the one listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(a)(3). Exhibits.

Exhibit
Number	Description

3(1)	Certificate of Incorporation of the Company, as amended through 1997 (incorporated by reference to Exhibit 3(1) to Registration Statement No. 33-3305 and to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
3(2)	Certificate of Amendment to Certificate of Incorporation of the Company, dated January 7, 2000, relating to an increase in the authorized shares of common stock (incorporated by reference to Exhibit 3(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the “1999 10-K”)).
3(3)	Certificate of Amendment to Certificate of Incorporation of the Company, dated January 7, 2000, relating to a 2-for-1 stock split (incorporated by reference to Exhibit 3(3) to the 1999 10-K).
3(4)	Certificate of Amendment to Certificate of Incorporation of the Company, dated August 1, 2000, relating to a change in name of the Company (incorporated by reference to Exhibit 3(i).4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 (the “September 2000 10-Q”)).
3(5)	Certificate of Amendment to Certificate of Incorporation of the Company, dated June 3, 2003, relating to compliance with provisions of the New Jersey Casino Control Act relating to holders of Company securities (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).
3(6)	Certificate of Amendment to Certificate of Incorporation of the Company, dated May 3, 2005, relating to an increase in the authorized shares of common stock (incorporated by reference to Exhibit 3.10 to Amendment No. 1 to the Company’s Form 8-A filed with the Commission on May 11, 2005).
3(7)	Amended and Restated Bylaws of the Company, effective August 4, 2009 (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated August 3, 2009).
4.1(1)	Indenture dated July 21, 1993, by and between Mandalay and First Interstate Bank of Nevada, N.A., as Trustee with respect to $150 million aggregate principal amount of 7.625% Senior Subordinated Debentures due 2013 (incorporated by reference to Exhibit 4(a) to Mandalay’s Current Report on Form 8-K dated July 21, 1993).
4.1(2)	Indenture, dated February 1, 1996, by and between Mandalay and First Interstate Bank of Nevada, N.A., as Trustee (the “Mandalay February 1996 Indenture”) (incorporated by reference to Exhibit 4(b) to Mandalay’s Current Report on Form 8-K dated January 29, 1996).
4.1(3)	Supplemental Indenture, dated as of November 15, 1996, by and between Mandalay and Wells Fargo Bank (Colorado), N.A., (successor to First Interstate Bank of Nevada, N.A.), as Trustee, to the Mandalay February 1996 Indenture, with respect to $150 million aggregate principal amount of 6.70% Senior Notes due 2096 (incorporated by reference to Exhibit 4(c) to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996 (the “Mandalay October 1996 10-Q”)).
4.1(4)	6.70% Senior Notes due February 15, 2096 in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4(d) to the Mandalay October 1996 10-Q).
4.1(5)	Indenture, dated November 15, 1996, by and between Mandalay and Wells Fargo Bank (Colorado), N.A., as Trustee (the “Mandalay November 1996 Indenture”) (incorporated by reference to Exhibit 4(e) to the Mandalay October 1996 10-Q).
4.1(6)	Supplemental Indenture, dated as of November 15, 1996, to the Mandalay November 1996 Indenture, with respect to $150 million aggregate principal amount of 7.0% Senior Notes due 2036 (incorporated by reference to Exhibit 4(f) to the Mandalay October 1996 10-Q).

Exhibit
Number	Description

4.1(7)	7.0% Senior Notes due February 15, 2036, in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4(g) to the Mandalay October 1996 10-Q).
4.1(8)	Indenture, dated as of August 1, 1997, between MRI and First Security Bank, National Association, as trustee (the “MRI 1997 Indenture”) (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of MRI for the fiscal quarter ended June 30, 1997 (the “MRI June 1997 10-Q”)).
4.1(9)	Supplemental Indenture, dated as of August 1, 1997, to the MRI 1997 Indenture, with respect to $100 million aggregate principal amount of 7.25% Debentures due 2017 (incorporated by reference to Exhibit 4.2 to the MRI June 1997 10-Q).
4.1(10)	Second Supplemental Indenture, dated as of October 10, 2000, to the MRI 1997 Indenture (incorporated by reference to Exhibit 4(14) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 10-K”)).
4.1(11)	Indenture, dated as of September 15, 2000, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and U.S. Trust Company, National Association, as trustee, with respect to $850 million aggregate principal amount of 8.5% Senior Notes due 2010 (incorporated by reference to Exhibit 4 to the Company’s Amended Current Report on Form 8-K/A dated September 12, 2000).
4.1(12)	First Supplemental Indenture, dated as of September 15, 2000, among the Company, Bellagio Merger Sub, LLC and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4(11) to the 2000 10-K).
4.1(13)	Second Supplemental Indenture, dated as of December 31, 2000, among the Company, MGM Grand Hotel & Casino Merger Sub, LLC and U.S. Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4(17) to the 2000 10-K).
4.1(14)	Indenture, dated as of January 23, 2001, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and United States Trust Company of New York, as trustee, with respect to $400 million aggregate principal amount of 8.375% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated January 18, 2001).
4.1(15)	Indenture dated as of December 20, 2001 by and among Mandalay and The Bank of New York, with respect to $300 million aggregate principal amount of 9.375% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.1 to Mandalay’s Form S-4 Registration Statement No. 333-82936).
4.1(16)	Indenture dated as of March 21, 2003 by and among Mandalay and The Bank of New York with respect to $400 million aggregate principal amount of Floating Rate Convertible Senior Debentures due 2033 (incorporated by reference to Exhibit 4.44 to Mandalay’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003).
4.1(17)	First Supplemental Indenture dated as of July 26, 2004, relating to Mandalay’s Floating Rate Senior Convertible Debentures due 2033 (incorporated by reference to Exhibit 4 to Mandalay’s Current Report on Form 8-K dated July 26, 2004).
4.1(18)	Indenture, dated as of July 31, 2003, by and between Mandalay and The Bank of New York with respect to $250 million aggregate principal amount of 6.5% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003).
4.1(19)	Indenture, dated as of September 17, 2003, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and U.S. Bank National Association, as trustee, with respect to $1,050 million 6% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 11, 2003).
4.1(20)	Indenture, dated as of November 25, 2003, by and between Mandalay and The Bank of New York with respect to $250 million aggregate principal amount of 6.375% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003).
4.1(21)	Indenture dated as of February 27, 2004, among the Company, as issuer, the Subsidiary Guarantors, as guarantors, and U.S. Bank National Association, as trustee, with respect to $525 million 5.875% Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated February 27, 2004).

Exhibit
Number	Description

4.1(22)	Indenture dated as of August 25, 2004, among the Company, as issuer, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as trustee, with respect to $550 million 6.75% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 25, 2004).
4.1(23)	Indenture, dated June 20, 2005, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $500 million aggregate principal amount of 6.625% Senior Notes due 2015 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 20, 2005).
4.1(24)	Supplemental Indenture, dated September 9, 2005, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $375 million aggregate principal amount of 6.625% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 9, 2005).
4.1(25)	Indenture, dated April 5, 2006, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $500 million aggregate principal amount of 6.75% Senior Notes due 2013 and $250 million original principal amount of 6.875% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 5, 2006).
4.1(26)	Indenture dated as of December 21, 2006, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 21, 2006 (the “December 2006 8-K”)).
4.1(27)	Supplemental Indenture dated as of December 21, 2006, by and among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 7.625% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the December 2006 8-K).
4.1(28)	Second Supplemental Indenture dated as of May 17, 2007 among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 7.5% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 17, 2007).
4.1(29)	Indenture dated as of November 14, 2008, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 13% Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 20, 2008).
4.1(30)	Security Agreement, dated as of November 14, 2008, between New York-New York Hotel & Casino, LLC, and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 20, 2008).
4.1(31)	Pledge Agreement, dated as of November 14, 2008, among MGM MIRAGE, New PRMA Las Vegas Inc., and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 20, 2008).
4.1(32)	Indenture, dated as of May 19, 2009, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $650 million aggregate principal amount of 10.375% Senior Secured Notes due May 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 18, 2009).
4.1(33)	Security Agreement, dated as of May 19, 2009, among Bellagio, LLC, The Mirage Casino-Hotel and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 18, 2009).
4.1(34)	Pledge Agreement, dated as of May 19, 2009, between Mirage Resorts, Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated May 18, 2009).
4.1(35)	First Supplemental Indenture, dated as of June 15, 2009, by and among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 13% Senior Secured Notes due 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 15, 2009).

Exhibit
Number	Description

4.1(36)	Indenture, dated as of September 22, 2009, among MGM MIRAGE, certain subsidiaries of MGM MIRAGE, and U.S. Bank National Association, with respect to $475 million aggregate principal amount of 11.375% Senior Notes due 2018 (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated September 22, 2009).
4.2(1)	Schedule setting forth material details of the Guarantee (Mirage Resorts, Incorporated 6.75% Notes due August 1, 2007 and 7.25% Debentures Due August 1, 2017), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of First Security Bank, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated May 22, 2000 (the “May 2000 8-K”)).
4.2(2)	Schedule setting forth material details of the Guarantee (Mirage Resorts, Incorporated 6.625% Notes due February 1, 2005 and 7.25% Debentures Due August 1, 2017), dated as of May 31, 2000, by the Company and certain of its subsidiaries, in favor of The Chase Manhattan Bank, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.8 to the May 2000 8-K).
4.2(3)	Guarantee (MGM MIRAGE 8.5% Senior Notes due 2010), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York N.A., as successor to U.S. Trust Company, National Association, for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005 (the “September 2005 10-Q”)).
4.2(4)	Guarantee (Mandalay Resort Group 7.625% Senior Subordinated Notes due 2013), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.9 to the September 2005 10-Q).
4.2(5)	Guarantee (MGM MIRAGE 8.375% Senior Subordinated Notes due 2011), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York N.A., successor to the United States Trust Company of New York, as trustee for the benefit of holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.11 to the September 2005 10-Q).
4.2(6)	Guarantee (MGM MIRAGE 6.0% Senior Notes due 2009), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.12 to the September 2005 10-Q).
4.2(7)	Guarantee (MGM MIRAGE 6.0% Senior Notes due 2009 (Exchange Notes)), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.13 to the September 2005 10-Q).
4.2(8)	Guarantee (MGM MIRAGE 5.875% Senior Notes due 2014), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.14 to the September 2005 10-Q).
4.2(9)	Guarantee (MGM MIRAGE 5.875% Senior Notes due 2014 (Exchange Notes)), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.15 to the September 2005 10-Q).
4.2(10)	Guarantee (MGM MIRAGE 6.75% Senior Notes due 2012), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of U.S. Bank National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.16 to the September 2005 10-Q).

Exhibit
Number	Description

4.2(11)	Guarantee (Mirage Resorts, Incorporated 7.25% Debentures due 2017), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of Wells Fargo Bank Northwest, National Association, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.17 to the September 2005 10-Q).
4.2(12)	Guarantee (Mandalay Resort Group 9.375% Senior Subordinated Notes due 2010), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.20 to the September 2005 10-Q).
4.2(13)	Guarantee (Mandalay Resort Group 6.70% Senior Notes due 2096), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as successor in interest to First Interstate Bank of Nevada, N.A., as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.21 to the September 2005 10-Q).
4.2(14)	Guarantee (Mandalay Resort Group 7.0% Senior Notes due 2036), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.22 to the September 2005 10-Q).
4.2(15)	Guarantee (Mandalay Resort Group Floating Rate Convertible Senior Debentures due 2033), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.24 to the September 2005 10-Q).
4.2(16)	Guarantee (Mandalay Resort Group 6.5% Senior Notes due 2009), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.25 to the September 2005 10-Q).
4.2(17)	Guarantee (Mandalay Resort Group 6.375% Senior Notes due 2011), dated as of April 25, 2005, by certain subsidiaries of MGM MIRAGE, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.26 to the September 2005 10-Q).
10.1(1)	Fifth Amended and Restated Loan Agreement dated as of October 3, 2006, by and among MGM MIRAGE, as borrower; MGM Grand Detroit, LLC, as co-borrower; the Lenders and Co-Documentation Agents named therein; Bank of America, N.A., as Administrative Agent; the Royal Bank of Scotland PLC, as Syndication Agent; Bank of America Securities LLC and The Royal Bank of Scotland PLC, as Joint Lead Arrangers; and Bank of America Securities LLC, The Royal Bank of Scotland PLC, J.P. Morgan Securities Inc., Citibank North America, Inc. and Deutsche Bank Securities Inc. as Joint Book Managers (the “Fifth Amended and Restated Loan Agreement”) (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated October 3, 2006).
10.1(2)	Amendment No. 1, dated September 30, 2008, to the Fifth Amended and Restated Loan Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated September 30, 2008).
10.1(3)	Amendment No. 2 and Waiver, dated March 16, 2009, to the Fifth Amended and Restated Loan Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated March 16, 2009).
10.1(4)	Amendment No. 3, dated March 26, 2009, to the Fifth Amended and Restated Loan Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated Mach 26, 2009).
10.1(5)	Amendment No. 4, dated April 9, 2009, to the Fifth Amended and Restated Loan Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated April 9, 2009).
10.1(6)	Amendment No. 5 and Waiver, dated April 29, 2009, to the Fifth Amended and Restated Loan Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated April 29, 2009).

Exhibit
Number	Description

10.1(7)	Amendment No. 6, dated May 12, 2009, and Waiver to the Fifth Amended and Restated Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 12, 2009).
10.1(8)	Amendment No. 7, dated November 4, 2009, to the Fifth Amended and Restated Loan Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated November 4, 2009).
10.1(9)	Amendment No. 8, dated December 18, 2009 among MGM MIRAGE, MGM Grand Detroit, LLC and Bank of America, N.A., with reference to the Fifth Amended and Restated Loan Agreement, as amended.
10.1(10)	Sponsor Contribution Agreement, dated October 31, 2008, by and among MGM MIRAGE, as sponsor, CityCenter Holdings, LLC, as borrower, and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 6, 2008).
10.1(11)	Amendment No. 1 to Sponsor Contribution Agreement, dated April 29, 2009, among MGM MIRAGE, CityCenter Holdings, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 29, 2009).
10.1(12)	Sponsor Completion Guarantee, dated October 31, 2008, by and among MGM MIRAGE, as completion guarantor, CityCenter Holdings, LLC, as borrower, and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 6, 2008).
10.1(13)	Amended and Restated Sponsor Completion Guarantee, dated April 29, 2009, among MGM MIRAGE, CityCenter Holdings, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 29, 2009).
10.2(1)	Lease, dated August 3, 1977, by and between B&D Properties, Inc., as lessor, and Mandalay, as lessee; Amendment of Lease, dated May 6, 1983 (incorporated by reference to Exhibit 10(h) to Mandalay’s Registration Statement (No. 2-85794) on Form S-1).
10.2(2)	Lease by and between Robert Lewis Uccelli, guardian, as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease (incorporated by reference to Exhibit 10(p) to Mandalay’s Registration Statement (No. 33-4475) on Form S-1).
10.2(3)	Public Trust Tidelands Lease, dated February 4, 1999, between the State of Mississippi and Beau Rivage Resorts, Inc. (without exhibits) (incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1999).
*10.3(1)	Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
*10.3(2)	1997 Nonqualified Stock Option Plan, Amended and Restated February 2, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarter report on Form 10-Q for the fiscal quarter ended June 30, 2004).
*10.3(3)	Amendment to the MGM MIRAGE 1997 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated July 9, 2007).
*10.3(4)	Amended and Restated MGM MIRAGE 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated April 3, 2009).
*10.3(5)	Amended and Restated Annual Performance-Based Incentive Plan for Executive Officers, giving effect to amendment approved by the Company’s shareholders on May 9, 2006 (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement).
*10.3(6)	Deferred Compensation Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 10, 2005 (the “January 2005 8-K”).
*10.3(7)	Supplemental Executive Retirement Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.1 to the January 2005 8-K).

Exhibit
Number	Description

*10.3(8)	Amendment to Deferred Compensation Plan II, dated as of December 21, 2005 (incorporated by reference to Exhibit 10.3(9) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
*10.3(9)	Amendment No. 1 to the Deferred Compensation Plan II, dated as of July 10, 2007 (incorporated by reference to Exhibit 10.3(11) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 10-K”)).
*10.3(10)	Amendment No. 1 to the Supplemental Executive Retirement Plan II, dated as of July 10, 2007 (incorporated by reference to Exhibit 10.3(12) to the 2007 10-K).
*10.3(11)	Amendment No. 2 to the Deferred Compensation Plan II, dated as of October 15, 2007 (incorporated by reference to Exhibit 10.3(13) to the 2007 10-K).
*10.3(12)	Amendment No. 2 to the Supplemental Executive Retirement Plan II, dated as of October 15, 2007 (incorporated by reference to Exhibit 10.3(14) to the 2007 10-K).
*10.3(13)	Amendment No. 1 to the Deferred Compensation Plan II, dated as of November 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2008).
*10.3(14)	Amendment No. 1 to the Supplemental Executive Retirement Plan II, dated as of November 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2008).
*10.3(15)	MGM MIRAGE Freestanding Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.3(15) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
*10.3(16)	MGM MIRAGE Restricted Stock Units Agreement (performance vesting) (incorporated by reference to Exhibit 10.3(16) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
*10.3(17)	MGM MIRAGE Restricted Stock Units Agreement (time vesting) (incorporated by reference to Exhibit 10.3(17) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
*10.3(18)	Employment Agreement, dated September 16, 2005, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 16, 2005 (the “September 16, 2005 8-K”)).
*10.3(19)	Employment Agreement, dated September 16, 2005, between the Company and James J. Murren (incorporated by reference to Exhibit 10.4 to the September 16, 2005 8-K).
*10.3(20)	Employment Agreement, dated September 16, 2005, between the Company and Gary N. Jacobs (incorporated by reference to Exhibit 10.5 to the September 16, 2005 8-K).
*10.3(21)	Employment Agreement, dated March 1, 2007, between the Company and Aldo Manzini (incorporated by reference to Exhibit 10.3(20) to the 2007 10-K).
*10.3(22)	Letter Agreement dated June 19, 2007, between the Company and Aldo Manzini (incorporated by reference to Exhibit 10.3(21) to the 2007 10-K).
*10.3(23)	Employment Agreement, dated December 3, 2007, between the Company and Dan D’Arrigo (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated December 3, 2007).
*10.3(24)	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between MGM MIRAGE and James J. Murren (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 7, 2009).
*10.3(25)	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between MGM MIRAGE and Robert H. Baldwin (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 7, 2009).
*10.3(26)	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between MGM MIRAGE and Gary N. Jacobs (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated January 7, 2009).

Exhibit
Number	Description

*10.3(27)	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between MGM MIRAGE and Daniel J. D’Arrigo (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated January 7, 2009).
*10.3(28)	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between MGM MIRAGE and Aldo Manzini (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated January 7, 2009).
*10.3(29)	Employment Agreement, effective as of April 6, 2009, between the Company and James J. Murren (incorporated by reference to Exhibit 10 to the Company’s Amendment No. 1 to Current Report on Form 8-K dated April 6, 2009).
*10.3(30)	Employment Agreement, effective as of August 3, 2009, between the Company and Gary N. Jacobs (incorporated by reference to Exhibit 10 to the Company’s Amendment No. 1 to Current Report on Form 8-K dated August 3, 2009).
10.4(1)	Second Amended and Restated Joint Venture Agreement of Marina District Development Company, dated as of August 31, 2000, between MAC, CORP. and Boyd Atlantic City, Inc. (without exhibits) (incorporated by reference to Exhibit 10.2 to the September 2000 10-Q).
10.4(2)	Contribution and Adoption Agreement, dated as of December 13, 2000, among Marina District Development Holding Co., LLC, MAC, CORP. and Boyd Atlantic City, Inc. (incorporated by reference to Exhibit 10.4(15) to the 2000 10-K).
10.4(3)	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. — Commission File No. 333-87202).
10.4(4)	Amended and Restated Joint Venture Agreement, dated as of June 25, 2002, between Nevada Landing Partnership and RBG, L.P. (incorporated by reference to Exhibit 10.1 to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004.)
10.4(5)	Amendment No. 1 to Amended and Restated Joint Venture Agreement, dated as of April 25, 2005, by and among Nevada Landing Partnership, an Illinois general partnership, and RBG, L.P., an Illinois limited partnership (incorporated by reference to Exhibit 10.4(5) to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2005).
10.4(6)	Amended and Restated Subscription and Shareholders Agreement, dated June 19, 2004, among Pansy Ho, Grand Paradise Macau Limited, MGMM Macau, Ltd., MGM MIRAGE Macau, Ltd., MGM MIRAGE and MGM Grand Paradise Limited (formerly N.V. Limited) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2005).
10.4(7)	Amendment Agreement to the Subscription and Shareholders Agreement, dated January 20, 2007, among Pansy Ho, Grand Paradise Macau Limited, MGMM Macau, Ltd., MGM MIRAGE Macau, Ltd., MGM MIRAGE and MGM Grand Paradise Limited (formerly N.V. Limited) (incorporated by reference to Exhibit 10.4(7) to the 2006 10-K).
10.4(8)	Loan Agreement with the M Resort LLC dated April 24, 2007 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated April 24, 2007).
10.4(9)	Amended and Restated Limited Liability Company Agreement of CityCenter Holdings, LLC, dated August 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2009).
10.4(10)	Limited Liability Company Operating Agreement of IKM JV, LLC, dated September 10, 2007 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated September 10, 2007).
10.4(11)	Amendment No. 1, dated September 30, 2008, to Limited Liability Company Operating Agreement of IKM JV, LLC, dated September 10, 2007 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated October 6, 2008).
10.4(12)	Amendment No. 2, dated April 29, 2009, to Limited Liability Company Operating Agreement of IKM JV, LLC, dated September 10, 2007 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated April 29, 2009).

Exhibit
Number	Description

10.5(1)	Revised Development Agreement among the City of Detroit, The Economic Development Corporation of the City of Detroit and MGM Grand Detroit, LLC (incorporated by reference to Exhibit 10.10 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002).
10.5(2)	Revised Development Agreement effective August 2, 2002, by and among the City of Detroit, The Economic Development Corporation of the City of Detroit and Detroit Entertainment, L.L.C. (incorporated by reference to Exhibit 10.61 of Mandalay’s Annual Report on Form 10-K for the year ended January 31, 2005).
10.6(1)	Company Stock Purchase and Support Agreement, dated August 21, 2007, by and between MGM MIRAGE and Infinity World Investments, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 21, 2007).
10.6(2)	Amendment No. 1, dated October 17, 2007, to the Company Stock Purchase and Support Agreement by and between MGM MIRAGE and Infinity World Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 17, 2007).
10.6(3)	Purchase Agreement dated December 13, 2008, by and among The Mirage Casino-Hotel, as seller, and Ruffin Acquisition, LLC, as purchaser (incorporated by reference to Exhibit 10 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated January 9, 2009).
10.6(4)	First Amendment to Purchase Agreement, dated March 12, 2009, by and among The Mirage Casino-Hotel, as seller, and Ruffin Acquisition, LLC, as purchaser (incorporated by reference to the Company’s to Current Report on Form 8-K dated Mach 12, 2009).
21	List of subsidiaries of the Company.
23	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).
**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
99.1	Description of our Operating Resorts.
99.2	Description of Regulation and Licensing.
99.3	Audited Consolidated Financial Statements of CityCenter Holdings, LLC as of and for the years ended December 31, 2009 and 2008 and the period from November 2, 2007 (date of inception) to December 31, 2007.

*	Management contract or compensatory plan or arrangement.

**	Exhibits 32.1 and 32.2 shall not be deemed filed with the Securities and Exchange Commission, nor shall they be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Securities Exchange Act of 1934 or the Securities Act of 1933, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

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

Management’s Evaluation

Management has evaluated the Company’s internal control over financial reporting using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation as of December 31, 2009, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

Report of Independent Registered Public Accounting Firm

Deloitte & Touche LLP audited the Company’s consolidated financial statements as of and for the year ended December 31, 2009 and issued their report thereon, which is included in this annual report. Deloitte & Touche LLP has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting and such report is also included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of MGM MIRAGE

We have audited the internal control over financial reporting of MGM MIRAGE and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009. Our report dated February 26, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of MGM MIRAGE

We have audited the accompanying consolidated balance sheets of MGM MIRAGE and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MGM MIRAGE and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 26, 2010

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	At December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$2,056,207	$295,644
Accounts receivable, net	368,474	303,416
Inventories	101,809	111,505
Income tax receivable	384,555	64,685
Deferred income taxes	38,487	63,153
Prepaid expenses and other	103,969	155,652
Assets held for sale	—	538,975

Total current assets	3,053,501	1,533,030

Property and equipment, net	15,069,952	16,289,154

Other assets
Investments in and advances to unconsolidated affiliates	3,611,799	4,642,865
Goodwill	86,353	86,353
Other intangible assets, net	344,253	347,209
Deposits and other assets, net	352,352	376,105

Total other assets	4,394,757	5,452,532

	$22,518,210	$23,274,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$155,796	$142,693
Construction payable	17,923	45,103
Current portion of long-term debt	1,079,824	1,047,614
Accrued interest on long-term debt	206,357	187,597
Other accrued liabilities	923,701	1,549,296
Liabilities related to assets held for sale	—	30,273

Total current liabilities	2,383,601	3,002,576

Deferred income taxes	3,031,303	3,441,198
Long-term debt	12,976,037	12,416,552
Other long-term obligations	256,837	440,029

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares; issued 441,222,251 and 369,283,995 shares; outstanding 441,222,251 and 276,506,968 shares	4,412	3,693
Capital in excess of par value	3,497,425	4,018,410
Treasury stock, at cost (0 and 92,777,027 shares)	—	(3,355,963)
Retained earnings	370,532	3,365,122
Accumulated other comprehensive loss	(1,937)	(56,901)

Total stockholders’ equity	3,870,432	3,974,361

	$22,518,210	$23,274,716

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007

Revenues
Casino	$2,618,060	$2,975,680	$3,239,054
Rooms	1,370,135	1,907,093	2,130,542
Food and beverage	1,362,325	1,582,367	1,651,655
Entertainment	493,799	546,310	560,909
Retail	207,260	261,053	296,148
Other	592,703	611,692	519,360

	6,644,282	7,884,195	8,397,668
Less: Promotional allowances	(665,693)	(675,428)	(706,031)

	5,978,589	7,208,767	7,691,637

Expenses
Casino	1,459,944	1,618,914	1,646,883
Rooms	427,169	533,559	542,289
Food and beverage	775,018	930,716	947,475
Entertainment	358,026	384,822	395,611
Retail	134,851	168,859	187,386
Other	384,298	397,504	307,914
General and administrative	1,100,193	1,278,944	1,251,952
Corporate expense	143,764	109,279	193,893
Preopening and start-up expenses	53,013	23,059	92,105
Property transactions, net	1,328,689	1,210,749	(186,313)
Gain on CityCenter transaction	—	—	(1,029,660)
Depreciation and amortization	689,273	778,236	700,334

	6,854,238	7,434,641	5,049,869

Income (loss) from unconsolidated affiliates	(88,227)	96,271	222,162

Operating income (loss)	(963,876)	(129,603)	2,863,930

Non-operating income (expense)
Interest income	12,304	16,520	17,210
Interest expense, net	(775,431)	(609,286)	(708,343)
Non-operating items from unconsolidated affiliates	(47,127)	(34,559)	(18,805)
Other, net	(238,463)	87,940	4,436

	(1,048,717)	(539,385)	(705,502)

Income (loss) from continuing operations before income taxes	(2,012,593)	(668,988)	2,158,428
Benefit (provision) for income taxes	720,911	(186,298)	(757,883)

Income (loss) from continuing operations	(1,291,682)	(855,286)	1,400,545

Discontinued operations
Income from discontinued operations	—	—	10,461
Gain on disposal of discontinued operations	—	—	265,813
Provision for income taxes	—	—	(92,400)

	—	—	183,874

Net income (loss)	$(1,291,682)	$(855,286)	$1,584,419

Basic income (loss) per share of common stock
Income (loss) from continuing operations	$(3.41)	$(3.06)	$4.88
Discontinued operations	—	—	0.64

Net income (loss) per share	$(3.41)	$(3.06)	$5.52

Diluted income (loss) per share of common stock
Income (loss) from continuing operations	$(3.41)	$(3.06)	$4.70
Discontinued operations	—	—	0.61

Net income (loss) per share	$(3.41)	$(3.06)	$5.31

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities
Net income (loss)	$(1,291,682)	$(855,286)	$1,584,419
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	689,273	778,236	700,334
Amortization of debt discounts, premiums and issuance costs	50,852	10,620	4,298
Loss (gain) on retirement of long-term debt	61,563	(87,457)	—
Convertible note impairment	175,690	—	—
Provision for doubtful accounts	54,074	80,293	32,910
Stock-based compensation	36,571	36,277	45,678
Business interruption insurance — lost profits	(15,115)	(9,146)	(66,748)
Business interruption insurance — cost recovery	—	(27,883)	(5,962)
Property transactions, net	1,328,689	1,210,749	(186,313)
Gain on CityCenter transaction	—	—	(1,029,660)
Gain on disposal of discontinued operations	—	—	(265,813)
Loss (income) from unconsolidated affiliates	188,178	(40,752)	(162,217)
Distributions from unconsolidated affiliates	93,886	70,546	211,062
Deferred income taxes	(344,690)	79,516	32,813
Changes in assets and liabilities:
Accounts receivable	(121,088)	20,500	(82,666)
Inventories	6,571	12,366	(8,511)
Income taxes receivable and payable	(334,522)	(346,878)	315,877
Prepaid expenses and other	(17,427)	14,983	10,937
Accounts payable and accrued liabilities	37,158	(187,858)	32,720
Real estate under development	—	—	(458,165)
Residential sales deposits	—	—	247,046
Business interruption insurance recoveries	16,391	28,891	72,711
Other	(26,458)	(34,685)	(30,334)

Net cash provided by operating activities	587,914	753,032	994,416

Cash flows from investing activities
Capital expenditures, net of construction payable	(136,850)	(781,754)	(2,917,409)
Proceeds from sale of TI	746,266	—	—
Proceeds from contribution of CityCenter	—	—	2,468,652
Proceeds from disposals of discontinued operations, net	—	—	578,873
Purchase of convertible note	—	—	(160,000)
Investments in and advances to unconsolidated affiliates	(963,685)	(1,279,462)	(31,420)
Property damage insurance recoveries	7,186	21,109	207,289
Dispositions of property and equipment	22,291	85,968	47,571
Other	(5,463)	(27,301)	15,745

Net cash provided by (used in) investing activities	(330,255)	(1,981,440)	209,301

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities — maturities of 90 days or less	(1,027,193)	2,760,450	(402,300)
Borrowings under bank credit facilities — maturities longer than 90 days	6,771,492	8,170,000	6,750,000
Repayments under bank credit facilities — maturities longer than 90 days	(5,942,455)	(8,450,000)	(7,500,000)
Issuance of long-term debt	1,921,751	698,490	750,000
Retirement of senior notes	(1,176,452)	(789,146)	(1,402,233)
Debt issuance costs	(112,055)	(48,700)	(5,983)
Issuance of common stock	1,104,418	—	1,192,758
Issuance of common stock upon exercise of stock awards	637	14,116	97,792
Purchases of common stock	—	(1,240,856)	(826,765)
Excess tax benefits from stock-based compensation	—	9,509	102,479
Payment of Detroit Economic Development Corporation Bonds	(49,393)	—	—
Other	(2,000)	(1,781)	3,715

Net cash provided by (used in) financing activities	1,488,750	1,122,082	(1,240,537)

Cash and cash equivalents
Net increase (decrease) for the year	1,746,409	(106,326)	(36,820)
Cash related to assets held for sale	14,154	(14,154)	—
Balance, beginning of year	295,644	416,124	452,944

Balance, end of year	$2,056,207	$295,644	$416,124

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$807,523	$622,297	$731,618
State, federal and foreign income taxes paid, net of refunds	(53,863)	437,874	391,042
Non-cash investing and financing activities
Carrying value of net assets contributed to joint venture	$—	$—	$2,773,612
CityCenter completion guarantees and delayed equity contributions	(55,000)	1,111,837	—

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

For the Years Ended December 31, 2009, 2008 and 2007

						Accumulated Other
	Common Stock		Capital in			Comprehensive	Total
	Shares	Par	Excess of	Treasury	Retained	Income	Stockholders’
	Outstanding	Value	Par Value	Stock	Earnings	(Loss)	Equity

Balances, January 1, 2007	283,909	$3,629	$2,806,636	$(1,597,120)	$2,635,989	$415	$3,849,549
Net income	—	—	—	—	1,584,419	—	1,584,419
Currency translation adjustment	—	—	—	—	—	583	583
Other comprehensive loss from unconsolidated affiliate, net	—	—	—	—	—	(442)	(442)

Total comprehensive income							1,584,560
Stock-based compensation	—	—	48,063	—	—	—	48,063
Change in excess tax benefit from stock-based compensation	—	—	115,439	—	—	—	115,439
Issuance of common stock	14,200	—	883,980	308,778	—	—	1,192,758
Issuance of common stock pursuant to stock-based compensation awards	5,510	55	96,691	—	—	—	96,746
Purchases of treasury stock	(9,850)	—	—	(826,765)	—	—	(826,765)
Other	—	—	353	—	—	—	353

Balances, December 31, 2007	293,769	3,684	3,951,162	(2,115,107)	4,220,408	556	6,060,703
Net loss	—	—	—	—	(855,286)	—	(855,286)
Currency translation adjustment	—	—	—	—	—	(3,190)	(3,190)
Valuation adjustment to M Resort convertible note, net of taxes	—	—	—	—	—	(54,267)	(54,267)

Total comprehensive loss							(912,743)
Stock-based compensation	—	—	42,418	—	—	—	42,418
Change in excess tax benefit from stock-based compensation	—	—	10,494	—	—	—	10,494
Issuance of common stock pursuant to stock-based compensation awards	888	9	14,107	—	—	—	14,116
Purchases of treasury stock	(18,150)	—	—	(1,240,856)	—	—	(1,240,856)
Other	—	—	229	—	—	—	229

Balances, December 31, 2008	276,507	3,693	4,018,410	(3,355,963)	3,365,122	(56,901)	3,974,361
Net loss	—	—	—	—	(1,291,682)	—	(1,291,682)
Currency translation adjustment	—	—	—	—	—	532	532
Reclass M Resort convertible note valuation adjustment to current earnings	—	—	—	—	—	54,267	54,267
Other comprehensive income from unconsolidated affiliate, net	—	—	—	—	—	165	165

Total comprehensive loss							(1,236,718)
Stock-based compensation	—	—	43,050	—	—	—	43,050
Change in excess tax benefit from stock-based compensation	—	—	(14,854)	—	—	—	(14,854)
Issuance of common stock	164,450	717	(549,354)	3,355,963	(1,702,908)	—	1,104,418
Issuance of common stock pursuant to stock-based compensation awards	265	2	(29)	—	—	—	(27)
Other	—	—	202	—	—	—	202

Balances, December 31, 2009	441,222	$4,412	$3,497,425	$—	$370,532	$(1,937)	$3,870,432

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	ORGANIZATION

MGM MIRAGE (the “Company”) is a Delaware corporation. As of December 31, 2009, approximately 37% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. Prior to the May 2009 issuance of common stock — see Note 14 — Tracinda Corporation owned more than 50% of the outstanding shares of the Company’s common stock. As a result, Tracinda Corporation had the ability to elect the Company’s entire Board of Directors and to determine the outcome of other matters submitted to the Company’s stockholders, such as the approval of significant transactions. Following the May 2009 issuance of common stock, Tracinda Corporation continues to have significant influence with respect to the election of directors and other matters, but it no longer has the power to solely determine these matters. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, owns and/or operates casino resorts.

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

The Company also owns 50% of CityCenter, located on the Las Vegas Strip between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp (“Infinity World”), a wholly-owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, a 4,000-room casino resort; Mandarin Oriental Las Vegas, a 400-room non-gaming boutique hotel; Crystals, a 425,000 square foot retail district, including shops, dining and entertainment venues; and Vdara, a 1,495-room luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental — 225 units and Veer — approximately 670 units. Aria opened on December 16, 2009 and Vdara, Mandarin Oriental and Crystals all opened in early December 2009. The residential units within CityCenter began the sales closing process in early 2010. Additionally, CityCenter postponed the opening of The Harmon Hotel & Spa, a 400-room non-gaming boutique hotel, until such time as the Company and Infinity World mutually agree to proceed with its completion. The Company entered into various management agreements with the joint venture for the ongoing operations of CityCenter. The Company receives a management fee of 2% of gross revenues for the management of Aria and Vdara, and 5% of EBITDA, as defined. In addition, the Company receives an annual fee of $3 million for the management of Crystals.

The Company and its local partners own and operate MGM Grand Detroit in Detroit, Michigan. The Company also owns and operates two resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike Tunica.

The Company has 50% interests in three resorts outside of Nevada: MGM Grand Macau, Grand Victoria and Borgata. MGM Grand Macau is a casino resort that opened on December 18, 2007. Pansy Ho Chiu-King owns the other 50% of MGM Grand Macau. Grand Victoria is a riverboat in Elgin, Illinois. An affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Borgata is a casino resort located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation (“Boyd”) owns the other 50% of Borgata and also operates the resort. See Note 8 for further discussion of Borgata.

The Company owns additional land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, and a portion of which was planned for a wholly-owned development, MGM Grand Atlantic City. As part of the potential settlement discussed in Note 8, the Company has agreed that an affiliate of the Company would withdraw its license application for this development. The Company does not intend to pursue this development for the foreseeable future — see Note 3 for further discussion of the related impairment charge.

NOTE 2	— LIQUIDITY AND FINANCIAL POSITION

The Company has significant indebtedness and it has significant financial commitments in 2010. On December 30, 2009, the Company borrowed the $1.6 billion then available to it under its senior credit facility in order to increase its capacity for issuing additional senior secured notes under its existing public notes indentures; it repaid this borrowing on January 4, 2010. Therefore, as of December 31, 2009, the Company had a higher than normal cash balance of $2.1 billion. As of December 31, 2009, the Company had approximately $14.1 billion of total long-term debt including amounts outstanding under its senior credit facility. As discussed below, on February 25, 2010, the Company entered into an agreement amending its senior credit facility, which, among other things, provides for an extension of the maturity date for a portion of its senior credit facility (subject to the fulfillment of certain conditions), provided for a reduction in the credit exposures of lenders agreeing to such extensions, and an increase in applicable interest rates payable to such lenders.

As of December 31, 2009 the Company’s financial obligations in 2010 included $1.1 billion related to maturities of long-term debt; $1.0 billion in estimated interest payments on outstanding debt; and an estimated $394 million under its CityCenter completion guarantee which it expects to be partially offset by up to $244 million in proceeds from the sale of residential units at CityCenter, though the timing of receipt of such proceeds is uncertain. In addition, the Company expects to invest approximately $250 million in currently uncommitted capital expenditures at its resorts in 2010.

Giving effect to the January 4, 2010 repayment, the Company had approximately $1.6 billion available under its senior credit facility to fund its 2010 obligations as of December 31, 2009. The Company has no other existing sources of borrowing availability, except to the extent it reduces amounts outstanding under the senior credit facility. In addition, the Company historically has generated significant cash flows from operations; the Company generated approximately $1.4 billion in cash flows from operations before deducting cash paid for interest in 2009. The Company also expects to receive tax refunds of approximately $385 million during 2010.

On February 25, 2010 the Company entered into an amendment (the “Amendment”) to its senior credit facility which:

•	Provides the Company a period through June 30, 2010 to raise sufficient capital to make the “Required Prepayments” described below;

•	Permits the Company to issue not more than $850 million of secured indebtedness to finance all or a portion of the Required Prepayments;

•	Permits the Company to transfer its 50% interest in Borgata and certain land and cash into a trust — see Note 8; and

•	Requires the payment of an amendment fee to all lenders under the credit facility.

Pursuant to the Amendment, a restatement of the senior credit facility (the “Restated Loan Agreement”) will become effective upon making of the Required Prepayments and satisfaction of certain documentary conditions provided that these occur no later than June 30, 2010.

The Restated Loan Agreement:

•	Requires the Company to make a 20% reduction in credit exposures of those of its lenders which have agreed to extend their commitments, other than lenders which waived such reduction (the “Required Prepayments” — approximately $820 million);

•	Subject to the making of the Required Prepayments and the fulfillment of certain other conditions, re-tranches the senior credit facility so that approximately $1.4 billion of revolving loans and commitments will be effectively converted into term loans, leaving a revolving credit commitment of $2.0 billion, approximately $300 million of which will mature in October 2011;

•	Requires the Company to repay in full the approximately $1.2 billion owed to lenders which have not agreed to extend their commitments on the existing maturity date in October 2011;

•	Extends (subject to certain conditions) the maturity date for the remaining approximately $3.6 billion of the loans and lending commitments (adjusted for the Required Prepayments) under the credit facility through February 21, 2014;

•	Provides for extension fees and a 100 basis point increase in interest rate for extending lenders; and

•	Continues the existing minimum EBITDA and maximum annual capital expenditures covenants with periodic step-ups during the extension period.

In addition, the Restated Loan Agreement will allow the Company to issue unsecured debt and equity securities to refinance indebtedness maturing prior to October 3, 2011 and the $1.2 billion portion of the obligations owed to non-extending Lenders. Following the repayment of such lenders and the fulfillment of certain other conditions, the maturity of the balance of the senior credit facility will be extended to February 21, 2014 and the Restated Loan Agreement will thereafter permit the Company to issue unsecured debt and equity securities to refinance indebtedness which matures prior to the maturity date of the extended facilities. However, (a) indebtedness in amounts issued in excess of $250 million over such interim maturities requires ratable prepayment of the credit facilities in an amount equal to 50% of the net cash proceeds of such excess, and (b) equity amounts issued in excess of $500 million over such interim maturities require ratable prepayment of the credit facilities in an amount equal to 50% of the net cash proceeds of such excess.

NOTE 3 —	SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Principles of consolidation.  The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company’s investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method. The Company does not have a variable interest in any variable interest entities. All intercompany balances and transactions have been eliminated in consolidation. The Company’s operations are primarily in one segment: operation of casino resorts. Other operations, and foreign operations, are not material.

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

Financial statement impact of Hurricane Katrina and Monte Carlo fire.  The Company maintains insurance for both property damage and business interruption relating to catastrophic events, such as Hurricane Katrina which damaged Beau Rivage in August 2005 and the rooftop fire at Monte Carlo in January 2008. Business interruption coverage covers lost profits and other costs incurred during the closure period and up to six months following re-opening.

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

Hurricane Katrina.  The Company reached final settlement agreements with its insurance carriers related to Hurricane Katrina in late 2007. In total, the Company received insurance recoveries of $635 million, which exceeded the $265 million net book value of damaged assets and post-storm costs incurred. The Company recognized the $370 million of excess insurance recoveries in income in 2007 and 2006.

Monte Carlo fire.  The Company reached final settlement agreements for the Monte Carlo Fire in early 2009. In total, the Company received $74 million of proceeds from its insurance carriers. The Company recognized the $41 million of excess insurance recoveries in income in 2008 and 2009, with recoveries offsetting a write-down of $4 million related to the net book value of damaged assets, demolition costs of $7 million, and operating costs of $21 million.

The following table shows the net pre-tax impact on the statements of operations for insurance recoveries from Hurricane Katrina and the Monte Carlo fire:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Reduction of general and administrative expenses:
Hurricane Katrina	$—	$—	$66,748
Monte Carlo fire	15,115	9,146	—

	$15,115	$9,146	$66,748

Reduction of property transactions, net:
Hurricane Katrina	$—	$—	$217,290
Monte Carlo fire	7,186	9,639	—

	$7,186	$9,639	$217,290

The following table shows the cash flow statement impact of insurance proceeds from Hurricane Katrina and the Monte Carlo fire:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Hurricane Katrina	$—	$—	$72,711
Monte Carlo fire	16,391	28,891	—

	$16,391	$28,891	$72,711

Cash flows from investing activities:
Hurricane Katrina	$—	$—	$207,289
Monte Carlo fire	7,186	21,109	—

	$7,186	$21,109	$207,289

Fair value measurements.  Fair value measurements affect the Company’s accounting and impairment assessments of its long-lived assets, goodwill, and other intangibles as discussed further in relevant sections below. Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: “Level 1” inputs, such as quoted prices in an active market; “Level 2” inputs, which are observable inputs for similar assets; or “Level 3” inputs, which are unobservable inputs.

The Company used fair value measurements in its accounting for investment in The M Resort LLC 6% convertible note maturing June 2015 and embedded call option (the “M Resort Note”). The fair value of the convertible note was previously measured using “Level 2” inputs. As of June 30, 2009, the fair value of the convertible note and embedded call option were measured using “Level 3” inputs. See below under “Investment in The M Resort LLC convertible note” for further discussion of the valuation of the M Resort Note.

The Company uses fair value measurements when assessing impairment of its investments in unconsolidated affiliates. The Company estimates such fair value using a discounted cash flow analysis utilizing “Level 3” inputs, including market indicators of discount rates and terminal year capitalization rates — see Note 8 for further discussion.

At December 31, 2009, the fair value of the Company’s carrying value of its Renaissance Pointe land holdings were measured using “Level 2” and “Level 3” inputs. See below under “Property and Equipment” for further discussion of the Renaissance Pointe impairment.

During 2008, the Company used “Level 2” inputs to evaluate the fair value of its Primm Valley Golf Club “PVGC.” See below under “Property and Equipment” for further discussion of the PVGC impairment.

Cash and cash equivalents.  Cash and cash equivalents include investments and interest bearing instruments with maturities of three months or less at the date of acquisition. Such investments are carried at cost, which approximates market value. Book overdraft balances resulting from the Company’s cash management program are recorded as accounts payable, construction payable, or other accrued liabilities, as applicable.

Accounts receivable and credit risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues markers to approved casino customers following background checks and investigations of creditworthiness. At December 31, 2009, a substantial portion of the Company’s receivables were due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their net carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2009, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

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

The Company evaluates its property and equipment and other long-lived assets for impairment based on its classification as a) held for sale or b) to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets held for sale, the Company recognizes the asset at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets to be held and used, the Company reviews for impairment whenever indicators of impairment exist. The Company then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets held for sale or assets to be held and used, are recorded as operating expenses.

The Company reviewed the carrying value of its Renaissance Pointe land holdings for impairment at December 31, 2009 as management did not intend to pursue its MGM Grand Atlantic City project for the foreseeable future. The Company’s Renaissance Pointe land holdings include a 72-acre development site and 10 acres of land subject to a long-term lease with the Borgata joint venture. The fair value of the development land was determined based on a market approach and the fair value of land subject to the long-term lease with Borgata was determined using a discounted cash flow analysis using expected contractual cash flows under the lease discounted at a market capitalization rate. As a result, the Company recorded a non-cash impairment charge of $548 million in the 2009 fourth quarter which was included in “Property transactions, net” related to its land holdings on Renaissance Pointe and capitalized development costs.

During 2008, the Company concluded that the Primm Valley Golf Club (“PVGC”) should be reviewed for impairment due to its recent operating losses and the Company’s expectation that such operating losses will continue. The estimated future undiscounted cash flows of PVGC did not exceed its carrying value. The Company determined the estimated fair value of PVGC to be approximately $14 million based on the comparable sales approach. The carrying value of PVGC exceeds its estimated fair value and as a result, the Company recorded an impairment charge of $30 million which is included in “Property transactions, net” for the year ended December 31, 2008.

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

Investment in The M Resort LLC convertible note.  In June 2007, the Company purchased a $160 million convertible note issued by The M Resort LLC, which developed and currently operates a casino resort on Las Vegas Boulevard, 10 miles south of Bellagio. The convertible note matures in June 2015, contains certain optional and mandatory redemption provisions, and is convertible into a 50% equity interest in The M Resort LLC. The convertible note earns interest at 6% which may be paid in cash or accrued “in kind” for the first five years; thereafter interest must be paid in cash. There are no scheduled principal payments before maturity.

The convertible note was accounted for as a hybrid financial instrument consisting of a host debt instrument and an embedded call option on The M Resort LLC’s equity. The debt component was accounted for separately as an available-for-sale marketable security, with changes in value recorded in other comprehensive income. The call option was treated as a derivative with changes in value recorded in earnings. The initial value of the call option was $0 and the initial value of the debt was $155 million, with the discount accreted to earnings over the term of the note. The fair value of the call option was $0 at December 31, 2008 and 2007. At June 30, 2009, the Company determined that the fair value of the M Resort Note was $0, that the decline in value was “other-than-temporary,” and that the entire amount of the indicated impairment related to a credit loss. The conclusion that the decline in value was “other-than-temporary” was based on the Company’s assessment of actual results since the opening of the M Resort and M Resort’s management’s revised cash flow projections since its opening, which are significantly lower than original predictions due to market and general economic conditions. Based on the conclusions above, the Company recorded a pre-tax impairment charge of $176 million — the accreted value as of May 31, 2009 — in the second quarter of 2009 within “Other non-operating expense.” Of that amount, $82 million was reclassified from accumulated other comprehensive loss, which amount was $54 million net of tax. The Company stopped recording accrued “paid-in-kind” interest as of May 31, 2009.

Investments in and advances to unconsolidated affiliates.  The Company has investments in unconsolidated affiliates accounted for under the equity method. Under the equity method, carrying value is adjusted for the Company’s share of the investees’ earnings and losses, as well as capital contributions to and distributions from these companies.

The Company evaluates its investments in unconsolidated affiliates for impairment when events or changes in circumstances indicate that the carrying value of such investment may have experienced an “other-than-temporary” decline in value. If such conditions exist, the Company compares the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determines whether such impairment is “other-than-temporary” based on its assessment of all relevant factors. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rates. See Note 8 for results of the Company’s review of its investment in certain of its unconsolidated affiliates.

Goodwill and other intangible assets.  Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment review for goodwill and indefinite-lived intangible assets in 2009 and 2007. See Note 9 for results of the Company’s 2008 annual impairment tests.

Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on the estimated future results of the Company’s reporting units discounted using the Company’s weighted average cost of capital and market indicators of terminal year capitalization rates. The implied fair value of a reporting unit’s goodwill is compared to the carrying value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets and liabilities and the amount remaining, if any, is the implied fair value of goodwill. If the implied fair value of the goodwill is less than its carrying value then it must be written down to its implied fair value. License rights are tested for impairment using a discounted cash flow approach, and trademarks are tested for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss must be recognized equal to the difference.

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

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Rooms	$105,821	$91,292	$96,183
Food and beverage	261,647	288,522	303,900
Other	32,450	30,742	33,457

	$399,918	$410,556	$433,540

Reimbursed expenses.  The Company recognizes costs reimbursed pursuant to management services as revenue in the period it incurs the costs. Reimbursed costs related mainly to the Company’s management of CityCenter and totaled $99 million for 2009, $47 million for 2008, and $5 million for 2007.

Point loyalty programs.  The Company’s primary point-loyalty program, in operation at its wholly-owned major resorts and Aria, is Players Club. In Players Club, customers earn points based on their slots play, which can be redeemed for cash or free play at any of the Company’s participating resorts. The Company records a liability based on the points earned times the redemption value and records a corresponding reduction in casino revenue. The expiration of unused points results in a reduction of the liability. Customers’ overall level of table games and slots play is also tracked and used by management in awarding discretionary complimentaries — free rooms, food and beverage and other services — for which no accrual is recorded. Other loyalty programs at the Company’s resorts generally operate in a similar manner, though they generally are available only to customers at the individual resorts. At December 31, 2009 and 2008, the total company-wide liability for point-loyalty programs was $47 million and $52 million, respectively, including amounts classified as liabilities related to assets held for sale.

Advertising.  The Company expenses advertising costs the first time the advertising takes place. Advertising expense of continuing operations, which is generally included in general and administrative expenses, was $118 million, $122 million and $141 million for 2009, 2008 and 2007, respectively.

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

Property transactions, net.  The Company classifies transactions such as write-downs and impairments, demolition costs, and normal gains and losses on the sale of assets as “Property transactions, net.” See Note 17 for a detailed discussion of these amounts.

Income per share of common stock.  The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Weighted-average common shares outstanding used in the calculation of basic earnings per share	378,513	279,815	286,809
Potential dilution from stock options, stock appreciation rights and restricted stock	—	—	11,475

Weighted-average common and common equivalent shares used in the calculation of diluted earnings per share	378,513	279,815	298,284

The Company had a loss from continuing operations in 2009 and 2008. Therefore, approximately 29 million and 26 million shares, respectively underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share because inclusion would be anti-dilutive. In 2007 shares underlying outstanding stock-based awards excluded from the diluted share calculation were not material.

Currency translation.  The Company translates the financial statements of foreign subsidiaries which are not denominated in US dollars. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income.

Comprehensive income.  Comprehensive income includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income. Elements of the Company’s other comprehensive income are reported in the accompanying consolidated statements of stockholders’ equity, and the cumulative balance of these elements consisted of the following:

	At December 31,
	2009	2008
	(In thousands)

Other comprehensive income from unconsolidated affiliates	$165	$—
Valuation adjustment to M Resort convertible note, net of taxes	—	(54,267)
Currency translation adjustments	(2,102)	(2,634)

	$(1,937)	$(56,901)

Recently Issued Accounting Standards.  The Company adopted various accounting standards during 2009, none of which had a material effect on its consolidated financial statements. In addition, certain amendments to Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” become effective for the Company beginning January 1, 2010. Such amendments include changes to the quantitative approach to determine the primary beneficiary of a variable interest entity (“VIE”). An enterprise must determine if its variable interest or interests give it a controlling financial interest in a VIE by evaluating whether 1) the enterprise has the power to direct activities of the VIE that have a significant effect on economic performance, and 2) the enterprise has an obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The adoption of these amendments did not have a material effect on the Company’s consolidated financial statements.

NOTE 4 —	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On March 20, 2009, the Company closed the sale of the Treasure Island casino resort (“TI”) to Ruffin Acquisition, LLC for net proceeds to the Company of approximately $746 million. At closing, the Company received $600 million in cash proceeds and a $175 million secured note bearing interest at 10% payable not later than 36 months after closing. Ruffin Acquisition, LLC exercised its option, provided for by an amendment to the purchase agreement, to prepay the note on or before April 30, 2009 and received a $20 million discount on the purchase price. In connection with the sale of TI, including the transfer of all of the membership interest in TI, TI was released as a guarantor of the outstanding indebtedness of the Company and its subsidiaries. The Company recognized a pre-tax gain of $187 million on the sale, which is included within “Property transactions, net.”

The assets and liabilities of TI are classified as held for sale as of December 31, 2008. However, the results of its operations have not been classified as discontinued operations because the Company expects to continue to receive significant cash flows from customer migration. The following table summarizes the assets held for sale and liabilities related to assets held for sale in the accompanying consolidated balance sheets for the year ended December 31, 2008:

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

The sale of the Primm Valley Resorts in April 2007 resulted in a pre-tax gain of $202 million and the sale of the Laughlin Properties in June 2007 resulted in a pre-tax gain of $64 million. The results of the Laughlin Properties and Primm Valley Resorts are classified as discontinued operations in the accompanying consolidated statements of operations for the year ended 2007. In 2007, net revenues from discontinued operations were $129 million and interest allocated to discontinued operations based on the ratio of net assets of discontinued operations to total consolidated net assets and debt of the Company was approximately $6 million. The cash flows of discontinued operations are included with the cash flows of continuing operations in the accompanying consolidated statements of cash flows.

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

As described above, the Company did not receive the entire amount of the sales price, as a portion remained in the venture to fund near-term construction costs. Therefore, the Company believes that a portion of the gain does not meet criteria 2 above and has been deferred. The Company recorded a gain of $1.03 billion based on the following (in millions):

Cash received:
Initial distribution	$2,468
Post-closing adjustment	(22)

Net cash received	2,446
Less: 50% of carrying value of assets contributed	(1,387)
Less: Liabilities resulting from the transaction	(29)

$1,030

The Company is accounting for its ongoing investment in CityCenter using the equity method, consistent with its other investments in unconsolidated affiliates. The Company determined that CityCenter is not a variable interest entity, based on the following: 1) CityCenter does not meet the scope exceptions for assessment as a variable interest entity; 2) the equity at risk in CityCenter is sufficient, based on qualitative assessments; 3) the equity holders of CityCenter (the Company and Infinity World) have the ability to control CityCenter and the right/obligation to receive/absorb expected returns/losses of CityCenter; and 4) while the Company’s 50% voting rights in CityCenter may not be proportionate to its rights/obligations to receive/absorb expected returns/losses given the fact that the Company manages CityCenter, substantially all of the activities of CityCenter do not involve and are not conducted on behalf of the Company.

NOTE 6 —	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	At December 31,
	2009	2008
	(In thousands)

Casino	$261,025	$243,600
Hotel	117,390	112,985
Other	87,165	46,437

	465,580	403,022
Less: Allowance for doubtful accounts	(97,106)	(99,606)

	$368,474	$303,416

NOTE 7 —	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	At December 31,
	2009	2008
	(In thousands)

Land	$7,121,002	$7,449,254
Buildings, building improvements and land improvements	8,428,766	8,806,135
Furniture, fixtures and equipment	3,814,597	3,435,886
Construction in progress	66,902	407,440

	19,431,267	20,098,715
Less: Accumulated depreciation and amortization	(4,361,315)	(3,809,561)

	$15,069,952	$16,289,154

NOTE 8 —	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	At December 31,
	2009	2008
	(In thousands)

CityCenter Holdings, LLC — CityCenter (50)%	$2,546,099	$3,581,188
Marina District Development Company — Borgata (50)%	466,774	474,171
Elgin Riverboat Resort-Riverboat Casino — Grand Victoria (50)%	296,248	296,746
MGM Grand Paradise Limited — Macau (50)%	258,465	252,060
Circus and Eldorado Joint Venture — Silver Legacy (50)%	28,345	27,912
Other	15,868	10,788

	$3,611,799	$4,642,865

The Company recorded its share of the results of operations of the unconsolidated affiliates as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Income (loss) from unconsolidated affiliates	$(88,227)	$96,271	$222,162
Preopening and start-up expenses	(52,824)	(20,960)	(41,140)
Non-operating items from unconsolidated affiliates	(47,127)	(34,559)	(18,805)

	$(188,178)	$40,752	$162,217

Included in “Income (loss) from unconsolidated affiliates” for the year ended December 31, 2009 is the Company’s share of an impairment charge relating to CityCenter residential real estate under development (“REUD”). CityCenter was required to review its REUD for impairment as of September 30, 2009, mainly due to CityCenter’s September 2009 decision to discount the prices of its residential inventory by 30%. This decision and related market conditions led to CityCenter management’s conclusion that the carrying value of the REUD is not recoverable based on estimates of undiscounted cash flows. As a result, CityCenter was required to compare the fair value of its REUD to its carrying value and record an impairment charge for the shortfall. Fair value of the REUD was determined using a discounted cash flow analysis based on management’s current expectations of future cash flows. The key inputs in the discounted cash flow analysis included estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate. This analysis resulted in an impairment charge of approximately $348 million of the REUD. The Company recognized 50% of such impairment charge, adjusted by certain basis differences, resulting in a pre-tax charge of $203 million. Once the residential inventory is complete in the first quarter of 2010, CityCenter will be required to measure such inventory at the lower of a) its carrying value, or b) fair value less costs to sell. It is reasonably likely that the fair value less cost to sell of the residential inventory at completion will be below the inventory’s carrying value, and that the joint venture will be required to record an additional impairment charge at that time. The Company would record 50% of any such impairment, adjusted for certain basis differences.

During 2007, sales of units at The Signature at MGM Grand were completed and the joint venture essentially ceased sales operations. The Company recognized $93 million related to its share of profit from condominium sales, based on when sales were closed in 2007. During the fourth quarter of 2007, the Company purchased the remaining 88 units in Towers B and C from the joint venture for $39 million. These units have been recorded as property, plant and equipment in the accompanying consolidated balance sheets.

CityCenter.  In April 2009, the Company and Dubai World entered into an amended and restated joint venture agreement and CityCenter and its lenders entered into an amendment to the bank credit facility. These agreements provided funding for the completion of CityCenter. Under the revised agreements the Company provided an unlimited completion and cost overrun guarantee, secured by its interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land — see Note 13 for further discussion. The credit facility agreement also allowed for the first $244 million of net residential sales proceeds to be used to fund project costs which would otherwise be funded under the new completion guarantee. In addition, the amended provisions of the joint venture agreement provide that the first $494 million of available distributions must be distributed on a priority basis to Infinity World, with the next $494 million of distributions made to the Company, and distributions shared equally thereafter.

As a result of the amendments to the joint venture agreement and the CityCenter credit facility, the Company concluded that it should reassess, as of June 30, 2009, whether CityCenter is a variable interest entity. The Company’s assessment confirmed its previous conclusion that CityCenter is not a variable interest entity and the equity method of accounting remains appropriate, as equity at risk is sufficient and the equity holders continue to control CityCenter and have the right/obligation to receive/absorb expected returns/losses of CityCenter. In addition, while the Company’s obligation to absorb expected losses is not proportionate to its 50% voting rights as a result of the changes to the completion guarantees, substantially all of the activities of CityCenter do not involve — and are not conducted on behalf of — the Company.

At September 30, 2009, the Company reviewed its CityCenter investment for impairment using revised operating forecasts developed by CityCenter management late in the third quarter. In addition, the impairment charge related to CityCenter’s residential real estate under development discussed below further indicated that the Company’s investment may have experienced an “other-than-temporary” decline in value. The Company’s discounted cash flow analysis for CityCenter included estimated future cash outflows for construction and maintenance expenditures and future cash inflows from operations, including residential sales. Based on its analysis, the Company determined that the carrying value of its investment exceeded its fair value and therefore an impairment was indicated. The Company intends to and believes it will be able to retain its investment in CityCenter; however, due to the extent of the shortfall and the Company’s assessment of the uncertainty of fully recovering its investment, the Company determined that the impairment was “other-than-temporary” and recorded an impairment charge of $956 million included in “Property transactions, net.”

Borgata.  In May 2009, the New Jersey Division of Gaming Enforcement (the “DGE”) issued a report which recommended to the New Jersey Casino Control Commission (the “New Jersey Commission”) that, among other things, the Company’s Macau joint venture partner be found to be unsuitable and the Company be directed to disengage from any business association with such Macau joint venture partner. The Company is currently involved in constructive settlement discussions with the DGE, which have centered on the Company placing our 50% ownership interest in the Borgata Hotel Casino & Spa and related leased land in Atlantic City into a divestiture trust (the “Trust”) for which the Company would be the sole economic beneficiary. Any settlement is subject to both DGE and the New Jersey Commission approval.

In February 2010, the Company entered into an amendment to its joint venture agreement with Boyd Gaming Corporation (“Boyd”) to permit the transfer of its 50% ownership interest into the Trust in connection with its potential settlement agreement with the DGE. The amendment also includes the following provisions that would become effective only upon the transfer of the joint venture interests into Trust: Boyd would receive a priority partnership distribution of approximately $31 million (equal to the excess prior capital contributions by Boyd) upon successful refinancing of the Borgata credit facility; in addition, Boyd would receive a payment from the Trust equal to the greater of $10 million or 3% of the proceeds from the sale of the Company’s 50% interest in Borgata.

If the Company reaches a settlement agreement with the DGE, it will discontinue the equity method of accounting for Borgata at the point the assets are placed in the Trust and will account for its rights under the trust arrangement under the cost method of accounting. Earnings and losses that relate to the investment that were previously accrued will remain as a part of the carrying amount of the investment. Distributions received by the Trust in subsequent periods that do not exceed the Company’s share of earnings will be recognized currently in earnings. However, distributions to the Trust in subsequent periods that exceed the Company’s share of earnings for such periods will be applied to reduce the carrying amount of the Company’s investment.

In addition, due to circumstances surrounding the Company’s negotiations with the DGE, the Company has reviewed the carrying value of its 50% investment in the Borgata joint venture at December 31, 2009. The Company did not record an impairment charge related to its investment in the Borgata.

Basis differences.  The Company’s investment in unconsolidated affiliates does not equal the venture-level equity due to various basis differences. Basis differences related to depreciable assets are being amortized based on the useful lives of the related assets and liabilities and basis differences related to non-depreciable assets are not being amortized. Differences between the Company’s venture-level equity and investment balances are as follows:

	At December 31,
	2009	2008
	(In thousands)

Venture-level equity	$4,171,538	$3,711,900
Fair value adjustments to investments acquired in business combinations(A)	332,701	321,814
Capitalized interest(B)	382,614	236,810
Adjustment to CityCenter equity upon contribution of net assets by MGM MIRAGE(C)	(605,513)	(640,306)
CityCenter delayed equity contribution and partial completion guarantee(D)	—	883,831
New completion guarantee(D)	150,000	—
Advances to CityCenter, net of discount(E)	323,990	323,950
Write-down of CityCenter investment	(954,862)	—
Other adjustments(F)	(188,669)	(195,134)

	$3,611,799	$4,642,865

(A)	Includes: a $90 million increase for Borgata, related to land; a $267 million increase for Grand Victoria, related to indefinite-lived gaming license rights; and a $25 million reduction for Silver Legacy, related to long-term assets and long-term debt.

(B)	Relates to interest capitalized on the Company’s investment balance during the unconsolidated affiliates’ development and construction stages. Such amounts are being amortized over the life of the underlying assets.

(C)	Relates to land, other fixed assets, real estate under development, and other assets — see Note 5. Amount decreased from prior year primarily related to the write-down of REUD and certain intangible assets by the joint venture.

(D)	In 2008, the Company recorded increases to its investment and corresponding liabilities for its original partial completion guarantee and equity contributions, both as required under the CityCenter credit facility. These basis differences were resolved by payments made in 2009 and replacement of the original partial completion with the new completion guarantee entered into in 2009 — see Note 13.

(E)	The advances to CityCenter are recognized as long-term debt by CityCenter; however, since such advances were provided at below market rates, CityCenter recorded the advances at a discount with a corresponding equity contribution. This basis difference will be resolved when the advances are repaid and upon accretion of the discount.

(F)	Other adjustments include the deferred gain on the CityCenter transaction as discussed in Note 5. The deferred gain on the CityCenter transaction has been allocated to the underlying assets and will be amortized over the life of the underlying assets.

Joint venture financial information.  Summarized balance sheet information of the unconsolidated affiliates is as follows:

	At December 31,
	2009	2008
	(In thousands)

Current assets	$807,343	$555,615
Property and other assets, net	13,206,662	11,546,361
Current liabilities	1,508,056	945,412
Long-term debt and other liabilities	4,322,204	3,908,088
Equity	8,183,745	7,248,476

Summarized results of operations of the unconsolidated affiliates are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net revenues	$2,597,368	$2,445,835	$1,884,504
Operating expenses, except preopening expenses	(2,719,371)	(2,258,033)	(1,447,749)
Preopening and start-up expenses	(105,504)	(41,442)	(79,879)

Operating income (loss)	(227,507)	146,360	356,876
Interest expense	(83,449)	(81,878)	(47,618)
Other non-operating income (expense)	(36,861)	(5,660)	5,194

Net income (loss)	$(347,817)	$58,822	$314,452

NOTE 9 —	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	At December 31,
	2009	2008
	(In thousands)

Goodwill:
Mirage Resorts acquisition (2000)	$39,648	$39,648
Mandalay Resort Group acquisition (2005)	45,510	45,510
Other	1,195	1,195

	$86,353	$86,353

Indefinite-lived intangible assets:
Detroit development rights	$98,098	$98,098
Trademarks, license rights and other	235,672	235,672

	333,770	333,770
Other intangible assets, net	10,483	13,439

	$344,253	$347,209

Changes in the recorded balances of goodwill are as follows:

	Year Ended December 31,
	2009	2008
	(In thousands)

Balance, beginning of year	$86,353	$1,262,922
Goodwill impairment charge	—	(1,168,088)
Other	—	(8,481)

Balance, end of the year	$86,353	$86,353

Goodwill related to the Mirage Resorts acquisition relates to Bellagio and The Mirage. The fair values of Bellagio and Mirage are substantially in excess of their carrying values including goodwill. Goodwill related to the Mandalay Resort Group acquisition was primarily assigned to Mandalay Bay, Luxor, Excalibur and Gold Strike Tunica. As a result of the Company’s annual impairment test of goodwill in the fourth quarter of 2008, the Company recognized a non-cash impairment charge of goodwill of $1.2 billion — included in “Property transactions, net.” Such charge solely related to goodwill recognized in the Mandalay acquisition and represents the Company’s total accumulated impairment losses related to goodwill since January 1, 2002 when the Company adopted new accounting rules for goodwill and intangible assets. Assumptions used in such analysis were affected by current market conditions including: 1) lower market valuation multiples for gaming assets; 2) higher discount rates resulting from turmoil in the credit and equity markets; and 3) current cash flow forecasts for the affected resorts. The remaining balance of the Mandalay acquisition goodwill primarily relates to goodwill assigned to Gold Strike Tunica. The fair value of Gold Strike Tunica is substantially in excess of its carrying value including goodwill.

The Company’s indefinite-lived intangible assets balance of $334 million includes trademarks and trade names of $217 million related to the Mandalay acquisition. As a result of the Company’s annual impairment test in the fourth quarter of 2008 of indefinite-lived intangible assets, the Company recognized a non-cash impairment charge of $12 million — included in “Property transactions, net.” Such charge solely related to trade names recognized in the Mandalay acquisition. The fair value of the trade names was determined using the relief-from-royalty method and was negatively affected by the factors discussed above relating to the impairment of goodwill. The Company’s indefinite-lived intangible assets consist primarily of development rights in Detroit and trademarks.

The Company’s remaining finite — lived intangible assets consist primarily of customer lists amortized over five years, lease acquisition costs amortized over the life of the related leases, and certain license rights amortized over their contractual life.

NOTE 10 —	OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	At December 31,
	2009	2008
	(In thousands)

Payroll and related	$267,795	$251,750
Advance deposits and ticket sales	104,911	105,809
Casino outstanding chip liability	83,957	96,365
Casino front money deposits	80,944	74,165
Other gaming related accruals	80,170	82,827
Taxes, other than income taxes	60,917	59,948
Delayed equity contribution to CityCenter	—	700,224
CityCenter completion guarantee	150,000	—
Other	95,007	178,208

	$923,701	$1,549,296

NOTE 11 —	LONG-TERM DEBT

Long-term debt consisted of the following:

	At December 31,
	2009	2008
	(In thousands)

Senior credit facility	$5,511,843	$5,710,000
$226.3 million 6.5% senior notes, due 2009, net	—	226,720
$57.4 million 6% senior notes, due 2009, net	—	820,894
$297.0 million 9.375% senior subordinated notes, due 2010, net	298,135	305,893
$782 million 8.5% senior notes, due 2010, net	781,689	781,223
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$128.7 million 6.375% senior notes, due 2011, net	129,156	129,399
$544.7 million 6.75% senior notes, due 2012	544,650	544,650
$484.2 million 6.75% senior notes due 2013	484,226	484,226
$150 million 7.625% senior subordinated debentures, due 2013, net	153,190	153,960
$750 million 13% senior secured notes due 2013, net	707,144	699,440
$508.9 million 5.875% senior notes, due 2014, net	507,613	507,304
$650 million 10.375% senior secured notes, due 2014, net	633,463	—
$875 million 6.625% senior notes, due 2015, net	878,253	878,728
$242.9 million 6.875% senior notes due 2016	242,900	242,900
$732.7 million 7.5% senior notes due 2016	732,749	732,749
$100 million 7.25% senior debentures, due 2017, net	—	85,537
$743 million 7.625% senior notes due 2017	743,000	743,000
$850 million 11.125% senior secured notes, due 2017, net	828,438	—
$475 million 11.375% senior notes, due 2018, net	462,906	—
Floating rate convertible senior debentures due 2033	8,472	8,472
$0.5 million 7% debentures due 2036, net	573	573
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	3,196	4,233

	14,055,861	13,464,166
Less: Current portion	(1,079,824)	(1,047,614)

	$12,976,037	$12,416,552

At December 31, 2009, outstanding senior notes due within one year of the balance sheet date were classified as current obligations as the Company’s senior credit facility was fully drawn at year end. Immediately following year end, the Company repaid $1.6 billion of its senior credit facility. The senior credit facility had a total capacity of $5.5 billion consisting of a term loan facility of $2.1 billion and a revolving credit facility of $3.4 billion as of December 31, 2009. The weighted average interest rate on outstanding borrowings under the senior credit facility at December 31, 2009 and December 31, 2008 was 6% and 3.4%, respectively. As discussed in Note 2, the Company entered into an amendment to its senior credit facility on February 25, 2010.

Interest expense, net consisted of the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Total interest incurred	$1,028,673	$795,049	$930,138
Interest capitalized	(253,242)	(185,763)	(215,951)
Interest allocated to discontinued operations	—	—	(5,844)

	$775,431	$609,286	$708,343

In conjunction with its May 2009 credit facility amendment, the Company permanently repaid $826 million of credit facility borrowings, and $400 million of previous repayments under separate amendments were treated as permanent reductions. In addition, the Company granted the lenders a security interest in the assets of Gold Strike Tunica and certain undeveloped land on the Las Vegas Strip to secure up to $300 million of obligations under the credit facility, and MGM Grand Detroit, which is a co-borrower under the credit facility, granted lenders a security interest in its assets to secure its obligations under the credit facility. For the year ended December 31, 2009, the Company recorded a loss on early retirement of debt of $23 million related to amendments to its senior credit facility recorded within “Other, net.”

In May 2009, the Company issued $650 million of 10.375% senior secured notes due 2014 and $850 million of 11.125% senior secured notes due 2017 for net proceeds to the Company of approximately $1.4 billion. The notes are secured by the equity interests and substantially all of the assets of Bellagio and The Mirage, and otherwise rank equally with the Company’s existing and future senior indebtedness. Upon the issuance of such notes, the holders of the Company’s 13% senior secured notes due 2013 obtained an equal and ratable lien in all collateral securing these notes. The Company’s 13% senior secured notes due 2013 are secured by the equity interests and assets of New York-New York and otherwise rank equally with the Company’s existing and future senior indebtedness.

The Company’s senior credit facility limits the Company’s ability to sell assets and requires that (i) 50% of the net proceeds from certain future asset sales must be used to permanently reduce available borrowings under the senior credit facility and (ii) if MGM Grand Detroit is sold, the permanent reduction of available borrowings will not be less than $600 million. Also, under the indentures governing the Company’s senior secured notes, upon consummation of a non-collateral asset sale the Company is required to use the after-tax proceeds to 1) make an investment, an acquisition, or capital expenditures; 2) permanently repay indebtedness that ranks equally in right of payment with the secured notes; or 3) make an offer to repurchase a corresponding amount of senior secured notes at par plus accrued interest. The secured note indentures also require that 75% of the consideration received for non-collateral asset sales must be in the form of cash or cash equivalents. For such purposes, any indebtedness of the Company validly released in writing in exchange for assets of the Company and any securities, notes or similar obligations converted by the Company into cash within 180 days will be deemed cash.

In June 2009, the Company redeemed the $100 million 7.25% senior debentures at a cost of $127 million. Also, in June 2009, the Company redeemed, essentially at par, $762.6 million of its 6.0% senior notes due October 2009 and $122.3 million of its 6.5% senior notes due July 2009 as a result of a tender offer process. In October 2009 the Company repaid the remaining $57.4 million of its 6.0% senior notes at maturity. The Company recorded a loss on early retirement of debt of $38 million related to these transactions recorded within “Other, net.”

In September 2009, the Company issued $475 million of 11.375% senior notes due 2018 for net proceeds to the Company of $451 million which were used to pay down amounts outstanding under the senior credit facility, including a permanent reduction of $226 million as required by the senior credit facility.

During 2008, the Company executed the following transactions related to its senior notes and senior secured notes:

•	Issued $750 million in aggregate principal amount of 13% senior secured notes due 2013, at a discount to yield 15% with net proceeds to the Company of $687 million;

•	Redeemed $149.4 million of the aggregate outstanding principal amount of its 7% debentures due 2036 pursuant to a one-time put option by the holders of such debentures;

•	Repurchased $345 million of principal amounts of various series of its outstanding senior notes at a purchase price of $263 million in open market repurchases under a plan authorized by the Company’s Board of Directors; and

•	Repaid the $180.4 million of 6.75% senior notes and the $196.2 million of 9.5% senior notes at maturity using borrowings under the senior credit facility.

The Company recognized a $6 million gain on the redemption of its 7% debentures and an $82 million gain on the senior note repurchases, included within “Other, net.”

The credit facility amendment in May 2009 eliminated the Company’s requirement to maintain a maximum leverage and interest charge ratio, and permanently waived any previous non-compliance with such ratio tests. At December 31, 2009, the Company was required to maintain a minimum trailing annual EBITDA (as defined) of $900 million. Additionally, the Company was limited to $250 million of annual capital expenditures (as defined)

during 2009. At December 31, 2009, the Company was in compliance with the minimum EBITDA and maximum capital expenditures covenants.

The Company and each of its material subsidiaries, excluding MGM Grand Detroit, LLC and the Company’s foreign subsidiaries, are directly liable for or unconditionally guarantee the senior credit facility, senior notes, senior debentures, and senior subordinated notes. MGM Grand Detroit, LLC is a guarantor under the senior credit facility, but only to the extent that MGM Grand Detroit, LLC borrows under such facilities. At December 31, 2009, the outstanding amount of borrowings related to MGM Grand Detroit, LLC was $450 million. See Note 19 for consolidating condensed financial information of the subsidiary guarantors and non-guarantors.

Maturities of the Company’s long-term debt as of December 31, 2009 are as follows:

(In thousands)

Years ending December 31, 2010	$1,080,291
2011	6,041,859
2012	545,175
2013	1,384,226
2014	1,158,900
Thereafter	3,931,939

14,142,390

Debt premiums and discounts, net	(86,529)

$14,055,861

The estimated fair value of the Company’s long-term debt at December 31, 2009 was approximately $12.9 billion, versus its book value of $14.1 billion. At December 31, 2008, the estimated fair value of the Company’s long-term debt was approximately $8.5 billion, versus its book value of $13.5 billion. The estimated fair value of the Company’s senior and senior subordinated notes was based on quoted market prices on or about December 31, 2009 and 2008; the fair value of the Company’s senior credit facility is determined using estimates based on recent trading prices.

NOTE 12 —	INCOME TAXES

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Income (loss) from continuing operations before income tax includes a loss from foreign subsidiaries of $7 million in 2009. Income (loss) from foreign subsidiaries in 2008 and 2007 was not material.

The income tax (benefit) provision attributable to continuing operations and discontinued operations is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Continuing operations	$(720,911)	$186,298	$757,883
Discontinued operations	—	—	92,400

	$(720,911)	$186,298	$850,283

The income tax provision (benefit) attributable to income or loss from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Current — federal	$(391,281)	$186,051	$729,249
Deferred — federal	(280,603)	(14,537)	16,921
Other noncurrent — federal	7,891	8,627	6,326

Provision (benefit) for federal income taxes	(663,993)	180,141	752,496

Current — state	1,105	8,608	2,493
Deferred — state	(59,217)	(651)	728
Other noncurrent — state	1,125	(1,800)	2,166

Provision (benefit) for state income taxes	(56,987)	6,157	5,387

Current — foreign	69	—	—
Deferred — foreign	—	—	—

Provision for foreign income taxes	69	—	—

	$(720,911)	$186,298	$757,883

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007

Federal income tax statutory rate	(35.0)%	(35.0)%	35.0%
State income tax (net of federal benefit)	(1.9)	0.8	0.1
Goodwill write-down	—	61.1	—
Reversal of reserves for prior tax years	—	—	(0.2)
Foreign jurisdiction losses	0.4	1.0	2.0
Domestic Production Activity deduction	—	—	(1.8)
Tax credits	(0.2)	(1.0)	(0.3)
Permanent and other items	0.9	0.9	0.3

	(35.8)%	27.8%	35.1%

The major tax-effected components of the Company’s net deferred tax liability are as follows:

	At December 31,
	2009	2008
	(In thousands)

Deferred tax assets — federal and state
Bad debt reserve	$44,817	$41,452
Deferred compensation	13,967	35,978
Net operating loss carryforward	5,336	1,204
Preopening and start-up costs	4,553	4,928
Accruals, reserves and other	39,221	74,916
Investments in unconsolidated affiliates	231,180	—
Stock-based compensation	49,910	50,677
Tax credits	2,491	2,491

	391,475	211,646

Less: Valuation allowance	(4,349)	(4,197)

	$387,126	$207,449

Deferred tax liabilities — federal and state
Property and equipment	$(3,044,694)	$(3,386,798)
Long-term debt	(235,372)	(6,500)
Investments in unconsolidated affiliates	—	(91,220)
Intangibles	(99,876)	(100,976)

	(3,379,942)	(3,585,494)

Deferred taxes — foreign	—	2,034
Less: Valuation allowance	—	(2,034)

	—	—

Net deferred tax liability	$(2,992,816)	$(3,378,045)

For federal income tax purposes, the Company generated a net operating loss of $1.1 billion in 2009 and general business tax credits of $7 million in 2009 both of which it will carry back to and fully utilize in prior tax years. Consequently, the Company has recorded the tax effect of these items in “Income tax receivable” at December 31, 2009. The Company has a charitable contribution carryforward of $3 million and a foreign tax credit carryforward of $2 million that will expire if not utilized by 2014 and 2015, respectively.

For state income tax purposes, the Company has Illinois and Michigan net operating loss carryforwards of $21 million and $76 million, respectively, which equates to deferred tax assets, after federal tax effect, of $1 million and $3 million, respectively. The Illinois and Michigan net operating loss carryforwards will expire if not utilized by 2021 and 2019, respectively. The Company has New Jersey net operating loss carryforwards of $23 million, which equates to a deferred tax asset of $1 million, after federal tax effect, and before valuation allowance. The New Jersey net operating loss carryforwards will expire if not utilized by various dates from 2010 through 2029.

At December 31, 2009, there is a $2 million valuation allowance, after federal effect, provided on certain New Jersey state net operating loss carryforwards and other New Jersey state deferred tax assets and a valuation allowance of $2 million on the foreign tax credit because management believes these assets do not meet the “more likely than not” criteria for recognition. Management believes all other deferred tax assets are more likely than not to be realized because of the future reversal of existing taxable temporary differences and expected future taxable income. Accordingly, there are no other valuation allowances provided at December 31, 2009.

The Company assesses its tax position using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts, and at December 31, 2009, the Company has classified $5 million as current in “Other accrued liabilities” and $181 million as long-term in “Other long-term obligations,” based on the time until expected payment.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Gross unrecognized tax benefits at January 1	$102,783	$77,328	$105,139
Gross increases — Prior period tax positions	13,890	25,391	14,423
Gross decreases — Prior period tax positions	(10,372)	(12,467)	(47,690)
Gross increases — Current period tax positions	60,286	13,058	13,220
Settlements with taxing authorities	(5,210)	(527)	(7,162)
Lapse in statutes of limitations	—	—	(602)

Gross unrecognized tax benefits at December 31	$161,377	$102,783	$77,328

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $34 million and $29 million at December 31, 2009 and December 31, 2008, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $24 million and $17 million in interest related to unrecognized tax benefits accrued as of December 31, 2009 and December 31, 2008, respectively. No amounts were accrued for penalties as of either date. Income tax expense for the years ended December 31, 2009, 2008, and 2007 includes interest related to unrecognized tax benefits of $8 million, $6 million, and $7 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the taxes paid in foreign jurisdictions are not material. As of December 31, 2009, the Company was no longer subject to examination of its U.S. consolidated federal income tax returns filed for years ended prior to 2003. In the fourth quarter of 2009, the Company reached settlement with the IRS in post-Appeals mediation with respect to issues related to a land sale transaction in 2002. The Company agreed to an additional tax liability of $2 million and associated interest for the 2002 tax year as a result of this settlement. The Company paid most of this tax and associated interest in a prior year in order to minimize the amount of interest due. All matters concerning the IRS audit of the 2001 and 2002 federal income tax returns are now settled. The IRS is currently examining the Company’s federal income tax returns for the 2003 and 2004 tax years. The Company anticipates this audit will close sometime in 2010 and the Company will likely protest many of the issues under audit. Consequently, the Company does not believe that it is reasonably possible that these issues will be settled in the next twelve months. Federal income tax returns for years of the Company subsequent to 2004 are also subject to examination.

During 2009, the IRS completed its audit of the 2004 through 2006 tax years of a subsidiary of the Company treated as a partnership for income tax purposes and the Company submitted a protest to IRS Appeals with respect to issues relating to the tax treatment of payments made by the subsidiary under an agreement to develop, own and operate a hotel casino in the City of Detroit. The Company believes that it is reasonably possible that these issues may be settled in the next twelve months.

During 2009, the IRS completed its audit of an unconsolidated affiliate of the Company for the 2003 and 2004 tax years and the Company along with its joint venture partner submitted a protest to IRS Appeals of various issues raised by the IRS in the audit. It is reasonably possible that certain of these issues may be settled in the next twelve months, but others may not.

In the first quarter of 2010, the IRS informed the Company that it was closing its examination of the federal income tax return of Mandalay Resort Group for the pre-acquisition year ended April 25, 2005 and will issue a “No-Change Letter.” The statute of limitations for assessing tax for the Mandalay Resort Group federal income tax return for the year ended January 31, 2005 has been extended but such return is not currently under examination by the IRS.

As of December 31, 2009, the Company was no longer subject to examination of its various state and local tax returns filed for years ended prior to 2005. During 2009, the state of Illinois notified the Company that it would initiate an audit of the Illinois combined returns of the Company for the 2006 and 2007 tax years. The Company anticipates this audit will begin during 2010. A Mandalay Resort Group subsidiary return for the pre-acquisition year ended April 25, 2005 is under examination by the City of Detroit and the statute of limitations for assessing tax will expire in 2010 unless extended. No other state or local income tax returns of the Company are currently under exam.

The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits at December 31, 2009 may decrease by a range of $0 to $9 million within the next twelve months on the expectation during such period of: (1) possible settlement of the appeal of the issues raised in the IRS audit of the 2004 through 2006 tax years of a subsidiary of the Company; (2) possible settlement of certain issues under appeal in connection with the IRS audit of the 2003 and 2004 tax years of an unconsolidated affiliate; and (3) the closure of the IRS audit of the federal income tax return of Mandalay Resort Group for the pre-acquisition year ended April 25, 2005.

NOTE 13 —	COMMITMENTS AND CONTINGENCIES

Leases.  The Company leases real estate and various equipment under operating and, to a lesser extent, capital lease arrangements. Certain real estate leases provide for escalation of rent based upon a specified price index and/or based upon periodic appraisals.

At December 31, 2009, the Company was obligated under non-cancelable operating leases and capital leases to make future minimum lease payments as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)

Years ending December 31,
2010	$15,904	$1,854
2011	12,768	1,644
2012	10,982	1,217
2013	7,942	37
2014	6,082	—
Thereafter	44,687	—

Total minimum lease payments	$98,365	4,752

Less: Amounts representing interest		(343)

Total obligations under capital leases		4,409
Less: Amounts due within one year		(1,698)

Amounts due after one year		$2,711

The current and long-term obligations under capital leases are included in “Other accrued liabilities” and “Other long-term obligations,” respectively. Rental expense for operating leases, including rental expense of discontinued operations, was $24 million for December 31, 2009, $29 million for December 31, 2008, and $36 million for December 31, 2007.

North Las Vegas Strip Joint Venture.  In September 2007, the Company entered into a definitive agreement with Kerzner International and Istithmar forming a joint venture to develop a multi-billion dollar integrated resort to be located on the southwest corner of Las Vegas Boulevard and Sahara Avenue. In September 2008, the Company and its partners agreed to defer additional design and pre-construction activities and amended their joint venture agreement accordingly. In April 2009, the Company funded its $13 million share of pre-development costs to date, and was relieved of its obligation to contribute land to the joint venture. Either partner now has the right to dissolve the joint venture at any time and the design and pre-construction activities will remain postponed until such time as the partners agree to move forward with the project. The Company does not expect to progress with this project until general economic conditions and the Company’s financial position improve.

CityCenter completion guarantee.  As discussed in Note 8, in April 2009 the Company entered into a new completion guarantee in conjunction with the CityCenter credit facility which amended the completion guarantees to a) relieve Dubai World of its completion guarantee as amounts are funded from its letter of credit, and b) require an unlimited completion and cost overrun guarantee from the Company, secured by its interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land. Also affecting the potential exposure under the completion guarantee is the ability to utilize up to $244 million of net residential proceeds to fund construction costs, though the timing of receipt of such proceeds is uncertain. As of December 31, 2009, the Company has recorded a liability of $150 million, classified as “Other accrued liabilities,” which represents the low end of its estimated range for its net obligation under the completion guarantee. The Company believes that it is reasonably possible it will be required to fund a net obligation of up to $300 million. In January and February 2010 the Company funded $217 million under the completion guarantee. CityCenter will repay such amounts to the Company from proceeds of residential units.

Other guarantees.  The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At December 31, 2009, the Company had provided $37 million of total letters of credit. Though not subject to a letter of credit, the Company has an agreement with the Nevada Gaming Control Board to maintain $113 million of cash at the corporate level to support normal bankroll requirements at the Company’s Nevada operations.

New Jersey regulatory review of Macau investment.  As a result of the DGE’s investigation of the Company’s relationship with its joint venture partner in Macau, the Company is involved in constructive settlement discussions with the DGE under which it would sell its 50% ownership interest in Borgata and related leased land in Atlantic City — see Note 8 for a discussion of the investigation and settlement discussions. If the Company is unable to effectuate such a settlement with the DGE, it may still be subject to action by the New Jersey Commission related to the DGE’s report.

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

Stock sale to Infinity World.  On October 18, 2007, the Company completed the sale of 14.2 million shares of common stock to Infinity World Investments, a wholly-owned subsidiary of Dubai World, at a price of $84 per share for total proceeds of approximately $1.2 billion. These shares were previously held by the Company as treasury stock. Proceeds from the sale were used to reduce amounts outstanding under the senior credit facility.

Secondary stock offering.  In May 2009, the Company issued approximately 164.5 million shares, including approximately 21.5 million shares issued as a result of the underwriters exercising their over-allotment option, of its common stock at $7 per share, for total net proceeds to the Company of approximately $1.1 billion. A portion of the shares were previously held by the Company as treasury stock and a portion of the shares were newly issued. Proceeds from the common stock offering and concurrent offering of senior secured notes were used to repay outstanding amounts under the Company’s senior credit facility and redeem certain outstanding senior debentures and senior notes and for general corporate purposes.

Stock repurchases.  Share repurchases are only conducted under repurchase programs approved by the Board of Directors and publicly announced. At December 31, 2009, the Company had 20 million shares available for repurchase under the May 2008 authorization. Share repurchase activity was as follows:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

July 2004 authorization (8 million shares purchased)	$—	$—	$659,592
December 2007 authorization (18.1 million and 1.9 million shares purchased)	—	1,240,856	167,173

	$—	$1,240,856	$826,765

Average price of shares repurchased	$—	$68.36	$83.92

NOTE 15 —	STOCK-BASED COMPENSATION

Information about the Company’s share-based awards.  The Company adopted an omnibus incentive plan in 2005 which, as amended, allows it to grant stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards to eligible directors, officers and employees of the Company and its subsidiaries. The plans are administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has discretion under the omnibus plan regarding which type of awards to grant, the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:

•	As amended, the omnibus plan allows for the issuance of up to 35 million (20 million prior to an August 2008 amendment) shares or share-based awards; and

•	For stock options and SARs, the exercise price of the award must be at least equal to the fair market value of the stock on the date of grant and the maximum term of such an award is 10 years.

Stock options and SARs granted under all plans generally have terms of either seven or ten years, and in most cases vest in either four or five equal annual installments. RSUs granted vest ratably over 4 years. The Company’s practice is to issue new shares upon exercise or vesting of awards.

Activity under share-based payment plans.  As of December 31, 2009, the aggregate number of share-based awards available for grant under the omnibus plan was 13.0 million. A summary of activity under the Company’s share-based payment plans for the year ended December 31, 2009 is presented below:

Stock options and stock appreciation rights

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000’s)	Price	Term	($000’s)

Outstanding at January 1, 2009	25,210	$26.98
Granted	6,814	8.38
Exercised	(73)	12.74
Forfeited or expired	(3,740)	21.99

Outstanding at December 31, 2009	28,211	23.17	3.85	$10,627

Vested and expected to vest at December 31, 2009	27,786	23.33	3.82	$10,166

Exercisable at December 31, 2009	17,647	25.42	2.88	$723

As of December 31, 2009, there was a total of $58 million of unamortized compensation related to stock options and SARs expected to vest, which is expected to be recognized over a weighted-average period of 2.0 years. The following table includes additional information related to stock options and SARs:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Intrinsic value of share-based awards exercised or vested	$2,546	$33,342	$339,154
Income tax benefit from share-based awards exercised or vested	891	10,494	114,641
Proceeds from stock option exercises	637	14,116	97,792

Restricted stock units

		Weighted Average
		Grant-Date
	Shares (000’s)	Fair Value

Nonvested at January 1, 2009	1,054	$18.93
Granted	458	11.57
Vested	(297)	18.92
Forfeited	(135)	18.63

Nonvested at December 31, 2009	1,080	15.85

As of December 31, 2009, there was a total of $55 million of unamortized compensation related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years. $47 million of such unamortized compensation relates to the RSUs granted in our 2008 exchange offer. RSUs granted to corporate officers are subject to certain performance requirements determined by the Committee. Such performance requirements do not apply to RSUs granted in the exchange offer.

Recognition of compensation cost.  The Company recognizes the estimated fair value of stock options and SARs granted under the Company’s omnibus plan based on the estimated fair value of these awards measured at the date of grant using the Black-Scholes model. For restricted stock units, compensation cost is calculated based on the fair market value of its stock on the date of grant. For stock options awards granted prior to January 1, 2006, the unamortized expense is being recognized on an accelerated basis. For all awards granted after January 1, 2006, such expense is being recognized on a straight-line basis over the vesting period of the awards. Forfeitures are estimated at the time of grant, with such estimate updated periodically and with actual forfeitures recognized currently to the extent they differ from the estimate. The Company capitalizes stock-based compensation related to employees dedicated to construction activities. In addition, the Company charges CityCenter for stock-based compensation related to employees dedicated to CityCenter.

The following table shows information about compensation cost recognized:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Compensation cost:
Stock options and SARs	$21,756	$37,766	$48,063
Restricted stock and RSUs	21,294	4,652	—

Total compensation cost	43,050	42,418	48,063
Less: CityCenter reimbursed costs	(6,415)	(6,019)	(796)
Less: Compensation cost capitalized	(64)	(122)	(1,589)

Compensation cost recognized as expense	36,571	36,277	45,678
Less: Related tax benefit	(12,689)	(12,569)	(15,734)

Compensation expense, net of tax benefit	$23,882	$23,708	$29,944

Compensation cost for stock options and SARs was based on the estimated fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007

Expected volatility	82%	50%	32%
Expected term	4.7 years	4.6 years	4.1 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.4%	2.7%	4.4%
Forfeiture rate	3.5%	3.5%	4.6%
Weighted-average fair value of options granted	$5.37	$14.49	$25.93

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

Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $177 million in 2009, $192 million in 2008 and $194 million in 2007 under such plans. The plans’ sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any.

The Company is self-insured for most health care benefits and workers compensation for its non-union employees. The liability for health care claims filed and estimates of claims incurred but not reported was $20 million and $22 million at December 31, 2009 and 2008, respectively. The workers compensation liability for claims filed and estimates of claims incurred but not reported was $27 million and $28 million as of December 31, 2009 and December 31, 2008, respectively. Both liabilities are included in “Other accrued liabilities.”

The Company has retirement savings plans under Section 401(k) of the Internal Revenue Code for eligible employees. The plans allow employees to defer, within prescribed limits, up to 30% of their income on a pre-tax basis through contributions to the plans. The Company suspended contributions to the plan in 2009, though certain employees at MGM Grand Detroit and Four Seasons were still eligible for matching contributions. In the case of certain union employees, the Company contributions to the plan are based on hours worked. The Company recorded charges for 401(k) contributions of $25 million in 2008 and $27 million in 2007.

The Company maintains nonqualified deferred retirement plans for certain key employees. The plans allow participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax deferred earnings, plus investment earnings on the deferred balances, as a deferred tax savings. Through December 31, 2008 participants earned a Company match of up to 4% of salary, net of any Company match received under the Company’s 401(k) plan. In 2009, the Company suspended contributions to the plan. All employee deferrals vest immediately. The Company matching contributions vest ratably over a three-year period. The Company recorded charges for matching contributions of $1 million in both 2008 and 2007.

The Company also maintains nonqualified supplemental executive retirement plans (“SERP”) for certain key employees. Until September 2008, the Company made quarterly contributions intended to provide a retirement benefit that is a fixed percentage of a participant’s estimated final five-year average annual salary, up to a maximum of 65%. The Company has indefinitely suspended these contributions. Employees do not make contributions under these plans. A portion of the Company contributions and investment earnings thereon vest after three years of SERP participation and the remaining portion vests after both five years of SERP participation and 10 years of continuous service. The Company recorded expense under this plan of $4 million in 2008 and $7 million in 2007.

Pursuant to the amendments of the nonqualified deferred retirement plans and SERP plans during 2008, and consistent with certain transitional relief provided by the Internal Revenue Service pursuant to rules governing nonqualified deferred compensation, the Company permitted participants under the plans to make a one-time election to receive, without penalty, all or a portion of their respective vested account balances. Based on elections made, the Company made payments to participants of $62 million in 2009. In addition, the Company made payments of $57 million to participants in 2008 related to previous versions of these plans that were terminated during the year.

NOTE 17 —	PROPERTY TRANSACTIONS, NET

Property transactions, net consisted of the following:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

CityCenter investment impairment	$955,898	$—	$—
Atlantic City Renaissance Pointe land impairment	548,347	—	—
Goodwill and other indefinite-lived intangible assets impairment	—	1,179,788	—
Other write-downs and impairments	17,629	52,170	33,624
Demolition costs	—	9,160	5,665
Insurance recoveries	(7,186)	(9,639)	(217,290)
Gain on sale of TI	(187,442)	—	—
Other net (gains) losses on asset sales or disposals	1,443	(20,730)	(8,312)

	$1,328,689	$1,210,749	$(186,313)

See Note 3 for discussion of the Atlantic City Renaissance Pointe land impairment and Note 8 for discussion of the Company’s CityCenter investment impairment. Other write-downs in 2009 included the write-down of the Detroit temporary casino and write-off of various abandoned construction projects.

See discussion of goodwill and other indefinite-lived intangible assets impairment charge recorded in 2008 in Note 9. Other write-downs and impairments in 2008 included $30 million related to land and building assets of Primm Valley Golf Club. The 2008 period also includes demolition costs associated with various room remodel projects and a gain on the sale of an aircraft of $25 million.

Write-downs and impairments in 2007 included write-offs related to discontinued construction projects and a write-off of the carrying value of the Nevada Landing building assets due to its closure in March 2007. The 2007 period also includes demolition costs primarily related to the Mandalay Bay room remodel.

Insurance recoveries in 2009 and 2008 related to the insurance recoveries received related to property damage from the Monte Carlo fire in excess of the book value of the damaged assets and post-fire costs incurred. Insurance recoveries in 2007 related to the insurance recoveries received related to property damage from Hurricane Katrina in excess of the book value of the damaged assets and post-storm costs incurred — see Note 2.

NOTE 18 —	RELATED PARTY TRANSACTIONS

The Company and CityCenter have entered into agreements whereby the Company is responsible for management of the design, planning, development and construction of CityCenter and is managing the operations of CityCenter for a fee. The Company is being reimbursed for certain costs in performing its development and management services. During the years ended December 31, 2009 and 2008, the Company incurred $95 million and $46 million, respectively of costs reimbursable by the joint venture, primarily for employee compensation and certain allocated costs. As of December 31, 2009, CityCenter owes the Company $52 million for unreimbursed development and operations services costs.

Borgata leases 10 acres from the Company on a long-term basis for use in its current operations and for its expansion, and nine acres from the Company on a short-term basis for surface parking. Total payments received from Borgata under these lease agreements were $6 million in each of the years ended December 31, 2009, 2008 and 2007.

The Company paid legal fees to a firm that was affiliated with the Company’s former general counsel. Payments to the firm totaled $15 million, $10 million, and $11 million for the years ended December 31, 2009, 2008, and 2007, respectively. The Company owed the firm $1 million and $2 million at December 31, 2009 and 2008, respectively.

Members of the Company’s Board of Directors, senior management, and Tracinda signed contracts in 2007 for the purchase of condominium units at CityCenter, at prices consistent with prices charged to unrelated third parties, when CityCenter was a wholly-owned development. The Company collected $6 million of deposits related to such purchases in 2007.

NOTE 19 —	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, and the senior and senior subordinated notes of the Company and its subsidiaries. Separate condensed consolidating financial statement information for the subsidiary guarantors and non-guarantors as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 is as follows:

	At December 31, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)

Balance Sheet
Current assets	$2,143,019	$810,991	$99,491	$—	$3,053,501
Property and equipment, net	—	14,391,733	690,191	(11,972)	15,069,952
Investments in subsidiaries	17,927,664	447,336	—	(18,375,000)	—
Investments in and advances to unconsolidated affiliates	—	3,353,334	258,465	—	3,611,799
Other non-current assets	152,205	507,500	123,253	—	782,958

	$20,222,888	$19,510,894	$1,171,400	$(18,386,972)	$22,518,210

Current liabilities	$344,707	$926,780	$32,290	$—	$1,303,777
Current portion of long-term debt	1,079,824	—	—	—	1,079,824
Intercompany accounts	(227,808)	120,603	107,205	—	—
Deferred income taxes	3,031,303	—	—	—	3,031,303
Long-term debt	11,929,050	596,987	450,000	—	12,976,037
Other long-term obligations	195,380	60,867	590	—	256,837
Stockholders’ equity	3,870,432	17,805,657	581,315	(18,386,972)	3,870,432

	$20,222,888	$19,510,894	$1,171,400	$(18,386,972)	$22,518,210

	For The Year Ended December 31, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)

Statement of Operations
Net revenues	$—	$5,435,274	$543,315	$—	$5,978,589
Equity in subsidiaries’ earnings	(834,524)	65,531	—	768,993	—
Expenses:
Casino and hotel operations	14,368	3,223,607	301,331	—	3,539,306
General and administrative	9,584	996,310	94,299	—	1,100,193
Corporate expense	33,265	114,394	(3,895)	—	143,764
Preopening and start-up expenses	—	53,013	—	—	53,013
Property transactions, net	—	1,321,353	7,336	—	1,328,689
Depreciation and amortization	—	648,703	40,570	—	689,273

	57,217	6,357,380	439,641	—	6,854,238

Income (loss) from unconsolidated affiliates	—	(112,856)	24,629	—	(88,227)

Operating income (loss)	(891,741)	(969,431)	128,303	768,993	(963,876)
Interest expense, net	(946,953)	207,252	(23,426)	—	(763,127)
Other, net	(192,457)	(62,537)	(30,596)	—	(285,590)

Income (loss) from continuing operations before income taxes	(2,031,151)	(824,716)	74,281	768,993	(2,012,593)
Provision for income taxes	739,469	(13,726)	(4,832)	—	720,911

Income (loss) from continuing operations	(1,291,682)	(838,442)	69,449	768,993	(1,291,682)

Net income (loss)	$(1,291,682)	$(838,442)	$69,449	$768,993	$(1,291,682)

	For The Year Ended December 31, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)

Statement of Cash Flows
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(652,977)	$1,154,595	$86,296	$—	$587,914

Cash flows from investing activities
Capital expenditures, net of construction payables	—	(135,211)	(1,639)	—	(136,850)
Proceeds from the sale of TI	—	746,266	—	—	746,266
Investments in and advances to unconsolidated affiliates	—	(956,550)	—	(7,135)	(963,685)
Property damage insurance recoveries	—	7,186	—	—	7,186
Dispositions of property and equipment	—	22,291	—	—	22,291
Other	—	(5,463)	—	—	(5,463)

Net cash used in investing activities	—	(321,481)	(1,639)	(7,135)	(330,255)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities — maturities of 90 days or less	(983,593)	—	(43,600)	—	(1,027,193)
Borrowings under bank credit facilities — maturities longer than 90 days	6,041,492	—	730,000	—	6,771,492
Repayments under bank credit facilities — maturities longer than 90 days	(5,302,455)	—	(640,000)	—	(5,942,455)
Issuance of long-term debt	1,921,751	—	—	—	1,921,751
Retirement of senior notes	(820,010)	(356,442)	—	—	(1,176,452)
Debt issuance costs	(112,055)	—	—	—	(112,055)
Issuance of common stock	1,103,738	680	—	—	1,104,418
Issuance of common stock upon exercise of stock awards	637	—	—	—	637
Intercompany accounts	1,247,519	(1,222,105)	(32,549)	7,135	—
Payment of Detroit Economic Development Corporation bonds	—	—	(49,393)	—	(49,393)
Other	2,543	(4,480)	(63)	—	(2,000)

Net cash provided by (used in) financing activities	3,099,567	(1,582,347)	(35,605)	7,135	1,488,750

Cash and cash equivalents
Net increase (decrease) for the year	2,446,590	(749,233)	49,052	—	1,746,409
Cash related to assets held for sale	—	14,154	—	—	14,154
Balance, beginning of year	2,665	262,494	30,485	—	295,644

Balance, end of year	$2,449,255	$(472,585)	$79,537	$—	$2,056,207

	At December 31, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)

Balance Sheet
Current assets	$126,009	$1,346,094	$60,927	$—	$1,533,030
Property and equipment, net	—	15,564,669	736,457	(11,972)	16,289,154
Investments in subsidiaries	18,920,844	504,684	—	(19,425,528)	—
Investments in and advances to unconsolidated affiliates	—	4,389,058	253,807	—	4,642,865
Other non-current assets	194,793	500,717	114,157	—	809,667

	$19,241,646	$22,305,222	$1,165,348	$(19,437,500)	$23,274,716

Current liabilities	$862,648	$1,056,311	$36,003	$—	$1,954,962
Current portion of long-term debt	821,284	226,330	—	—	1,047,614
Intercompany accounts	(1,501,070)	1,451,897	49,173	—	—
Deferred income taxes	3,441,198	—	—	—	3,441,198
Long-term debt	11,320,620	692,332	403,600	—	12,416,552
Other long-term obligations	322,605	66,642	50,782	—	440,029
Stockholders’ equity	3,974,361	18,811,710	625,790	(19,437,500)	3,974,361

	$19,241,646	$22,305,222	$1,165,348	$(19,437,500)	$23,274,716

	For The Year Ended December 31, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)

Statement of Operations
Net revenues	$—	$6,623,068	$585,699	$—	$7,208,767
Equity in subsidiaries’ earnings	(262,825)	49,450	—	213,375	—
Expenses:
Casino and hotel operations	14,173	3,688,837	331,364	—	4,034,374
General and administrative	9,485	1,161,197	108,262	—	1,278,944
Corporate expense	13,869	94,958	452	—	109,279
Preopening and start-up expenses	—	22,924	135	—	23,059
Property transactions, net	—	1,204,721	6,028	—	1,210,749
Depreciation and amortization	—	724,556	53,680	—	778,236

	37,527	6,897,193	499,921	—	7,434,641

Income from unconsolidated affiliates	—	84,942	11,329	—	96,271

Operating income (loss)	(300,352)	(139,733)	97,107	213,375	(129,603)
Interest expense, net	(517,971)	(58,468)	(16,327)	—	(592,766)
Other, net	140,968	(61,466)	(26,121)	—	53,381

Income (loss) from continuing operations before income taxes	(677,355)	(259,667)	54,659	213,375	(668,988)
Provision for income taxes	(177,931)	(3,158)	(5,209)	—	(186,298)

Income (loss) from continuing operations	(855,286)	(262,825)	49,450	213,375	(855,286)

Net income (loss)	$(855,286)	$(262,825)	$49,450	$213,375	$(855,286)

	For The Year Ended December 31, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)

Statement of Cash Flows
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(977,381)	$1,650,663	$79,750	$—	$753,032

Cash flows from investing activities
Capital expenditures, net of construction payables	—	(777,033)	(4,721)	—	(781,754)
Investments in and advances to unconsolidated affiliates	—	(1,274,814)	—	(4,648)	(1,279,462)
Property damage insurance recoveries	—	21,109	—	—	21,109
Dispositions of property and equipment	—	85,968	—	—	85,968
Other	—	(27,301)	—	—	(27,301)

Net cash used in investing activities	—	(1,972,071)	(4,721)	(4,648)	(1,981,440)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities — maturities of 90 days or less	2,907,400	—	(146,950)	—	2,760,450
Borrowings under bank credit facilities — maturities longer than 90 days	7,820,000	—	350,000	—	8,170,000
Repayments under bank credit facilities — maturities longer than 90 days	(8,290,000)	—	(160,000)	—	(8,450,000)
Issuance of long-term debt	699,441	(951)	—	—	698,490
Retirement of senior notes	(341,565)	(447,581)	—	—	(789,146)
Debt issuance costs	(48,700)	—	—	—	(48,700)
Issuance of common stock upon exercise of stock awards	22,288	(8,172)	—	—	14,116
Purchases of common stock	(1,240,856)	—	—	—	(1,240,856)
Intercompany accounts	(575,941)	693,526	(122,233)	4,648	—
Excess tax benefits from stock-based compensation	10,690	(1,181)	—	—	9,509
Other (used in)	—	(1,722)	(59)	—	(1,781)

Net cash provided by financing activities	962,757	233,919	(79,242)	4,648	1,122,082

Cash and cash equivalents
Net decrease for the year	(14,624)	(87,489)	(4,213)	—	(106,326)
Cash related to assets held for sale	—	(14,154)	—	—	(14,154)
Balance, beginning of year	17,289	364,137	34,698	—	416,124

Balance, end of year	$2,665	$262,494	$30,485	$—	$295,644

	For The Year Ended December 31, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Statement of Operations
Net revenues	$—	$7,204,278	$487,359	$—	$7,691,637
Equity in subsidiaries’ earnings	2,982,008	34,814	—	(3,016,822)	—
Expenses:
Casino and hotel operations	14,514	3,738,593	274,451	—	4,027,558
General and administrative	11,455	1,167,233	73,264	—	1,251,952
Corporate expense	35,534	158,359	—	—	193,893
Preopening and start-up expenses	731	28,264	63,110	—	92,105
Property transactions, net	—	(186,313)	—	—	(186,313)
Gain on CityCenter transaction	—	(1,029,660)	—	—	(1,029,660)
Depreciation and amortization	1,497	667,015	31,822	—	700,334

	63,731	4,543,491	442,647	—	5,049,869

Income from unconsolidated affiliates	—	222,162	—	—	222,162

Operating income	2,918,277	2,917,763	44,712	(3,016,822)	2,863,930
Interest expense, net	(599,178)	(86,473)	(5,482)	—	(691,133)
Other, net	575	(14,890)	(54)	—	(14,369)

Income from continuing operations before income taxes	2,319,674	2,816,400	39,176	(3,016,822)	2,158,428
Provision for income taxes	(731,456)	(22,065)	(4,362)	—	(757,883)

Income from continuing operations	1,588,218	2,794,335	34,814	(3,016,822)	1,400,545
Discontinued operations	(3,799)	187,673	—	—	183,874

Net income	$1,584,419	$2,982,008	$34,814	$(3,016,822)	$1,584,419

	For The Year Ended December 31, 2007
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)

Statement of Cash Flows
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(1,098,889)	$2,008,888	$84,417	$—	$994,416

Cash flows from investing activities
Capital expenditures, net of construction payables	—	(2,551,123)	(366,286)	—	(2,917,409)
Proceeds from contribution of CityCenter	—	2,468,652	—	—	2,468,652
Proceeds from disposals of discontinued operations, net	—	578,873	—	—	578,873
Purchase of convertible note	—	(160,000)	—	—	(160,000)
Investments in and advances to unconsolidated affiliates	—	(7,337)	(19,402)	(4,681)	(31,420)
Property damage insurance recoveries	—	207,289	—	—	207,289
Dispositions of property and equipment	—	47,571	—	—	47,571
Other	—	37,802	(22,057)	—	15,745

Net cash provided by (used in) investing activities	—	621,727	(407,745)	(4,681)	209,301

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities — maturities of 90 days or less	(654,000)	—	251,700	—	(402,300)
Borrowings under bank credit facilities — maturities longer than 90 days	6,750,000	—	—	—	6,750,000
Repayments under bank credit facilities — maturities longer than 90 days	(7,500,000)	—	—	—	(7,500,000)
Issuance of long-term debt	750,000	—	—	—	750,000
Retirement of senior notes	(710,000)	(692,233)	—	—	(1,402,233)
Debt issuance costs	(5,983)	—	—	—	(5,983)
Issuance of common stock	1,192,758	—	—	—	1,192,758
Issuance of common stock upon exercise of stock awards	97,792	—	—	—	97,792
Purchases of common stock	(826,765)	—	—	—	(826,765)
Intercompany accounts	1,912,004	(1,986,354)	69,669	4,681	—
Excess tax benefits from stock-based compensation	102,479	—	—	—	102,479
Other	—	3,470	245	—	3,715

Net cash provided by (used in) financing activities	1,108,285	(2,675,117)	321,614	4,681	(1,240,537)

Cash and cash equivalents
Net increase (decrease) for the year	9,396	(44,502)	(1,714)	—	(36,820)
Balance, beginning of year	7,892	410,354	34,698	—	452,944

Balance, end of year	$17,288	$365,852	$32,984	$—	$416,124

NOTE 20 — SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
		(In thousands, except per share amounts)

2009
Net revenues	$1,498,795	$1,494,155	$1,533,223	$1,452,416	$5,978,589
Operating income (loss)	355,099	131,099	(963,419)	(486,655)	(963,876)
Income (loss) from continuing operations	105,199	(212,575)	(750,388)	(433,918)	(1,291,682)
Net income (loss)	105,199	(212,575)	(750,388)	(433,918)	(1,291,682)
Basic income (loss) per share:
Income (loss) from continuing operations	$0.38	$(0.60)	$(1.70)	$(0.98)	$(3.41)
Net income (loss)	0.38	(0.60)	(1.70)	(0.98)	(3.41)
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.38	$(0.60)	$(1.70)	$(0.98)	$(3.41)
Net income (loss)	0.38	(0.60)	(1.70)	(0.98)	(3.41)
2008
Net revenues	$1,893,391	$1,905,333	$1,785,531	$1,624,512	$7,208,767
Operating income (loss)	341,288	333,784	241,557	(1,046,232)	(129,603)
Income (loss) from continuing operations	118,346	113,101	61,278	(1,148,011)	(855,286)
Net income (loss)	118,346	113,101	61,278	(1,148,011)	(855,286)
Basic income (loss) per share:
Income (loss) from continuing operations	$0.41	$0.41	$0.22	$(4.15)	$(3.06)
Net income (loss)	0.41	0.41	0.22	(4.15)	(3.06)
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.40	$0.40	$0.22	$(4.15)	$(3.06)
Net income (loss)	0.40	0.40	0.22	(4.15)	(3.06)

Because income per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total income per share amounts for the year.

As discussed in Note 3, the Company recorded a $548 million impairment charge related to its Renaissance Pointe Land. The impairment was recorded in the fourth quarter of 2009, and resulted in a $0.73 impact on fourth quarter of 2009 diluted loss per share and a $0.85 impact on full year 2009 diluted loss per share.

As discussed in Note 8, the Company recorded a $956 million impairment charge related to its CityCenter investment and a $203 million charge related to its share of the CityCenter residential impairment. These impairments were recorded in the third quarter of 2009, and resulted in a $1.70 impact on third quarter of 2009 diluted loss per share and a $1.98 impact on full year 2009 diluted loss per share.

As discussed in Note 3, the Company recorded a $176 impairment charge related to its M Resort convertible note. The impairment was recorded in the second quarter of 2009, and resulted in a $0.32 impact on second quarter of 2009 diluted loss per share and a $0.30 impact on full year 2009 diluted loss per share.

As discussed in Note 4, the Company sold TI in the first quarter of 2009 and recorded a gain of $187 million. The sale resulted in an impact of $0.44 on first quarter of 2009 diluted income per share and a $0.31 impact on the full year 2009 diluted loss per share.

As discussed in Note 9, the Company recorded a $1.2 billion impairment charge related to goodwill and indefinite-lived intangible assets recognized in the Mandalay acquisition in 2005. The impairment was recorded in the fourth quarter of 2008, and resulted in a $4.25 impact on fourth quarter 2008 diluted loss per share and a $4.20 impact on full year 2008 diluted loss per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGM MIRAGE

By:	/s/ James J. Murren
James J. Murren, Chairman of the Board, Chief Executive Officer and President

Dated: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Murren James J. Murren	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 26, 2010

/s/ Robert H. Baldwin Robert H. Baldwin	Chief Design and Construction Officer and Director	February 26, 2010

/s/ Daniel J. D’Arrigo Daniel J. D’Arrigo	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2010

/s/ Robert C. Selwood Robert C. Selwood	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2010

/s/ Willie D. Davis Willie D. Davis	Director	February 26, 2010

/s/ Kenny C. Guinn Kenny C. Guinn	Director	February 26, 2010

/s/ Alexis M. Herman Alexis M. Herman	Director	February 26, 2010

/s/ Roland Hernandez Roland Hernandez	Director	February 26, 2010

/s/ Kirk Kerkorian Kirk Kerkorian	Director	February 26, 2010

/s/ Anthony Mandekic Anthony Mandekic	Director	February 26, 2010

/s/ Rose McKinney-James Rose McKinney-James	Director	February 26, 2010

/s/ Daniel J. Taylor Daniel J. Taylor	Director	February 26, 2010

/s/ Melvin B. Wolzinger Melvin B. Wolzinger	Director	February 26, 2010

MGM MIRAGE

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Provision for	Write-offs,	Balance at
	Beginning of	Doubtful	Net of	End of
Description	Period	Accounts	Recoveries	Period

Allowance for Doubtful Accounts Year Ended December 31, 2009	$99,606	$54,074	$(56,574)	$97,106
Year Ended December 31, 2008	85,924	80,293	(66,611)	99,606
Year Ended December 31, 2007	90,024	32,910	(37,010)	85,924