Form 10-Q
period 2010-03-31
MGM MIRAGE
filed 2010-05-07
CIK 789570

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, $.01 par value	Outstanding at May 3, 2010 441,274,025 shares

MGM MIRAGE AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1.    Financial Statements
MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$440,587	$2,056,207
Accounts receivable, net	563,101	368,474
Inventories	96,367	101,809
Income tax receivable	532,992	384,555
Deferred income taxes	29,124	38,487
Prepaid expenses and other	118,579	103,969

Total current assets	1,780,750	3,053,501

Property and equipment, net	14,955,546	15,069,952

Other assets
Investments in and advances to unconsolidated affiliates	3,492,021	3,611,799
Goodwill	86,353	86,353
Other intangible assets, net	343,533	344,253
Deposits and other assets, net	351,700	352,352

Total other assets	4,273,607	4,394,757

	$21,009,903	$22,518,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$117,986	$155,796
Construction payable	9,711	17,923
Current portion of long-term debt	—	1,079,824
Accrued interest on long-term debt	203,186	206,357
Other accrued liabilities	834,947	923,701

Total current liabilities	1,165,830	2,383,601

Deferred income taxes	3,115,419	3,031,303
Long-term debt	12,694,671	12,976,037
Other long-term obligations	253,245	256,837

Commitments and contingencies (Note 4)

Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares; Issued and outstanding 441,260,482 and 441,222,251 shares	4,413	4,412
Capital in excess of par value	3,504,541	3,497,425
Retained earnings	273,791	370,532
Accumulated other comprehensive loss	(2,007)	(1,937)

Total stockholders’ equity	3,780,738	3,870,432

	$21,009,903	$22,518,210

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues
Casino	$610,757	$664,727
Rooms	313,903	355,044
Food and beverage	316,156	338,397
Entertainment	116,682	118,057
Retail	43,889	47,949
Other	120,779	123,690
Reimbursed costs	93,323	13,683

	1,615,489	1,661,547
Less: Promotional allowances	(158,097)	(162,752)

	1,457,392	1,498,795

Expenses
Casino	345,945	375,517
Rooms	100,746	110,827
Food and beverage	182,612	194,327
Entertainment	90,996	87,742
Retail	27,999	31,621
Other	78,027	70,123
Reimbursed costs	93,323	13,683
General and administrative	276,054	261,240
Corporate expense	24,878	24,361
Preopening and start-up expenses	3,494	8,071
Property transactions, net	689	(195,125)
Depreciation and amortization	163,134	176,858

	1,387,897	1,159,245

Income (loss) from unconsolidated affiliates	(80,918)	15,549

Operating income (loss)	(11,423)	355,099

Non-operating income (expense)
Interest income	766	4,382
Interest expense, net	(264,175)	(171,636)
Non-operating items from unconsolidated affiliates	(23,350)	(11,131)
Other, net	141,089	(1,338)

	(145,670)	(179,723)

Income (loss) before income taxes	(157,093)	175,376
Benefit (provision) for income taxes	60,352	(70,177)

Net income (loss)	$(96,741)	$105,199

Earnings (loss) per share of common stock
Basic	$(0.22)	$0.38

Diluted	$(0.22)	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$(96,741)	$105,199
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	163,134	176,858
Amortization of debt discounts, premiums and issuance costs	15,497	8,200
Gain on extinguishment of long-term debt	(141,755)	—
Provision for doubtful accounts	1,306	15,290
Stock-based compensation	9,555	8,734
Business interruption insurance — lost profits	—	(15,115)
Property transactions, net	689	(195,125)
Loss from unconsolidated affiliates	107,762	3,463
Distributions from unconsolidated affiliates	11,909	20,453
Deferred income taxes	91,106	(90,794)
Change in current assets and liabilities:
Accounts receivable	21,187	(14,892)
Inventories	5,442	5,552
Income taxes receivable and payable	(152,102)	239,856
Prepaid expenses and other	(14,610)	(33,021)
Accounts payable and accrued liabilities	(83,667)	(94,607)
Business interruption insurance recoveries	—	8,959
Other	16,379	(14,747)

Net cash provided by (used in) operating activities	(44,909)	134,263

Cash flows from investing activities
Capital expenditures, net of construction payable	(53,942)	(58,507)
Proceeds from sale of Treasure Island, net	—	589,587
Advance to Infinity World	—	(100,000)
Investments in and advances to unconsolidated affiliates	(262,000)	(383,590)
Property damage insurance recoveries	—	2,542
Other	(292)	(3,807)

Net cash provided by (used in) investing activities	(316,234)	46,225

Cash flows from financing activities
Net repayments under bank credit facilities – maturities of 90 days or less	(1,275,177)	(3,490,000)
Borrowings under bank credit facilities – maturities longer than 90 days	1,942,524	6,606,892
Repayments under bank credit facilities – maturities longer than 90 days	(2,399,037)	(2,220,000)
Issuance of long-term debt	845,000	—
Retirement of senior notes	(296,956)	—
Debt issuance costs	(70,654)	(21,895)
Issuance of common stock upon exercise of stock awards	—	632
Other	(177)	(334)

Net cash provided by (used in) financing activities	(1,254,477)	875,295

Cash and cash equivalents
Net increase (decrease) for the period	(1,615,620)	1,055,783
Change in cash related to assets held for sale	—	14,154
Balance, beginning of period	2,056,207	295,644

Balance, end of period	$440,587	$1,365,581

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$251,849	$174,984
Federal, state and foreign income taxes paid, net of refunds	740	(79,219)
Non-cash investing and financing activities
Note receivable related to sale of Treasure Island, net	$—	$154,257
The accompanying notes are an integral part of these consolidated financial statements.

MGM MIRAGE AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
     Organization. MGM MIRAGE (the “Company”) is a Delaware corporation. As of March 31, 2010, approximately 37% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. Tracinda Corporation has significant influence with respect to the election of directors and other matters, but it does not have the power to solely determine these matters. MGM MIRAGE acts largely as a holding company and, through wholly-owned subsidiaries, owns and/or operates casino resorts.
     The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, and Circus Circus Las Vegas. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of three towers. Other Nevada operations include Circus Circus Reno, Gold Strike in Jean, and Railroad Pass in Henderson. The Company and its local partners own and operate MGM Grand Detroit in Detroit, Michigan. The Company also owns and operates two resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike Tunica. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi. The Company completed the sale of Treasure Island casino resort in March 2009.
     MGM MIRAGE Hospitality seeks to leverage the Company’s management expertise and well-recognized brands through strategic partnerships and international expansion opportunities, both gaming and non-gaming, while focusing on international growth. The Company has entered into management agreements for casino and non-casino resorts throughout the world including developments located in the People’s Republic of China, India, Egypt and the United Arab Emirates.
     The Company owns 50% of CityCenter, located between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp (“Infinity World”), a wholly-owned subsidiary of Dubai World, a Dubai, United Arab Emirates government degree entity. CityCenter consists of Aria, a 4,000-room casino resort; Mandarin Oriental Las Vegas, a 400-room non-gaming boutique hotel; Crystals, a 425,000 square foot retail district, including shops, dining and entertainment venues; and Vdara, a 1,495-room luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental—225 units and Veer—approximately 670 units. Aria, Vdara, Mandarin Oriental and Crystals all opened in December 2009 and the residential units within CityCenter began the closing process in early 2010. The Company receives a management fee of 2% of gross revenues for the management of Aria and Vdara, and 5% of EBITDA (as defined in the agreements governing the Company’s management of Aria and Vdara). In addition, the Company receives an annual fee of $3 million for the management of Crystals.
     The Company has 50% interests in MGM Grand Macau, Grand Victoria and Silver Legacy. MGM Grand Macau is a casino resort that opened in December 2007. Pansy Ho Chiu-King owns the other 50% of MGM Grand Macau. Grand Victoria is a riverboat in Elgin, Illinois. An affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Silver Legacy is located in Reno, adjacent to Circus Circus Reno, and the other 50% is owned by Eldorado LLC.
     The Company also has a 50% economic interest in Borgata Hotel Casino Spa located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey; the Company’s interest is held in trust and currently offered for sale. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. See Note 2 for further discussion of Borgata.
     The Company owns additional land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, and a portion of which was planned for a wholly-owned development, MGM Grand Atlantic City. As part of the settlement discussed in Note 2, the Company has agreed that an affiliate of the Company would withdraw its license application for this development.

     Financial statement impact of the Monte Carlo fire. The Company maintains insurance for both property damage and business interruption relating to catastrophic events, such as the rooftop fire at Monte Carlo in January 2008. Business interruption insurance covers lost profits and other costs incurred during the closure period and up to six months following re-opening.
     Non-refundable insurance recoveries received in excess of the net book value of damaged assets, clean-up and demolition costs, and post-event costs are recognized as income in the period received or committed based on the Company’s estimate of the total claim for property damage and business interruption compared to the recoveries received at that time. Gains on insurance recoveries related to business interruption are recorded within “General and administrative” expenses and gains related to property damage are recorded within “Property transactions, net.” Insurance recoveries related to business interruption are classified as operating cash flows and recoveries related to property damage are classified as investing cash flows in the statement of cash flows.
     The Company settled its final claim with its insurance carriers related to the Monte Carlo fire in the first quarter of 2009 for a total of $74 million. The pre-tax impact on the Company’s statements of operations for the period ending March 31, 2009 related to such insurance recoveries included a $15 million reduction of “General and administrative” expense and a $7 million offset to “Property transactions, net.”
     Fair value measurement. Fair value measurements affect the Company’s accounting and impairment assessments of its long-lived assets, investments in unconsolidated affiliates, goodwill, and other intangibles. Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: “Level 1” inputs, such as quoted prices in an active market; “Level 2” inputs, which are observable inputs for similar assets; or “Level 3” inputs, which are unobservable inputs.
     The Company estimated fair value of its senior credit facility using “Level 1” inputs – see Note 3 for further discussion. When assessing impairment of its investments in unconsolidated affiliates, the Company estimates such fair value using a discounted cash flow analysis utilizing “Level 3” inputs, including market indicators of discount rates and terminal year capitalization rates.
     Reimbursed expenses. The Company recognizes costs reimbursed pursuant to management services as revenue in the period it incurs the costs. Reimbursed costs relate mainly to the Company’s management of CityCenter and totaled $93 million and $14 million for the first quarter of 2010 and 2009, respectively.
     Recently issued accounting standards. Certain amendments to Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” become effective for the Company beginning January 1, 2010. Such amendments include changes to the quantitative approach to determine the primary beneficiary of a variable interest entity (“VIE”). An enterprise must determine if its variable interest or interests give it a controlling financial interest in a VIE by evaluating whether 1) the enterprise has the power to direct activities of the VIE that have a significant effect on economic performance, and 2) the enterprise has an obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The amendments to ASC 810 also require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The adoption of these amendments did not have a material effect on the Company’s consolidated financial statements.
     Basis of presentation. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2009 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments – which include only normal recurring adjustments – necessary to present fairly the Company’s financial position as of March 31, 2010 and the results of its operations and cash flows for the three month periods ended March 31, 2010 and 2009. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications, which have no effect on previously reported net income, have been made to the 2009 financial statements to conform to the 2010 presentation. The prior year reclassifications relate to the classification of reimbursed costs as separate financial statement line items, while in past periods these costs were recorded to “Other” revenues and expenses. The total amount reclassified to reimbursed costs revenue and expense for the 2009 quarter was $14 million.
NOTE 2 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
     Investments in and advances to unconsolidated affiliates consisted of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$2,407,685	$2,546,099
Marina District Development Company – Borgata (50%)	469,265	466,774
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	293,684	296,248
MGM Grand Paradise Limited – Macau (50%)	278,662	258,465
Circus and Eldorado Joint Venture – Silver Legacy (50%)	26,829	28,345
Other	15,896	15,868

	$3,492,021	$3,611,799

     The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

Three months ended March 31,	2010	2009
	(In thousands)
Income (loss) from unconsolidated affiliates	$(80,918)	$15,549
Preopening and start-up expenses	(3,494)	(7,881)
Non-operating items from unconsolidated affiliates	(23,350)	(11,131)

	$(107,762)	$(3,463)

     Included in income (loss) from unconsolidated affiliates for the three months ended March 31, 2010 is the Company’s share of an impairment charge relating to completed CityCenter residential inventory. Due to the completion of construction of the Mandarin Oriental residential inventory, CityCenter was required to review such inventory for impairment as of March 31, 2010. CityCenter management determined the fair value less costs to sell was below its carrying value and as a result recorded an impairment charge. Fair value of the residential inventory was determined using a discounted cash flow analysis based on management’s current expectations of future cash flows. The key inputs in the discounted cash flow analysis included estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate. This analysis resulted in an impairment charge of approximately $171 million. The Company recognized 50% of such impairment charge, resulting in a pre-tax charge of approximately $86 million.
     As construction of additional residential inventory is completed, CityCenter will be required to measure such inventory at the lower of a) its carrying value, or b) fair value less costs to sell. It is reasonably possible that the fair value less cost to sell of the residential inventory at completion will be below the inventory’s carrying value, and that the joint venture will be required to record additional impairment charges in future periods. The Company would record 50% of any such impairment.
     Borgata. In March 2010, the New Jersey Casino Control Commission (the “CCC”) approved the Company’s settlement agreement with the New Jersey Division of Gaming Enforcement (the “DGE”) pursuant to which the Company placed its 50% ownership interest in the Borgata Hotel Casino & Spa and related leased land in Atlantic City into a divestiture trust. Following the transfer of these interests into trust, the Company ceased to be regulated by the CCC or the DGE, except as otherwise provided by the trust agreement and the settlement agreement. Boyd Gaming Corporation’s (“Boyd”) 50% interest is not affected by the settlement.

     The terms of the settlement mandate the sale of the trust property within a 30-month period. During the first 18 months, the Company has the right to direct the trustee to sell the trust property, subject to approval of the CCC. If a sale is not concluded by that time, the trustee is responsible for selling the trust property during the following 12-month period. Prior to the consummation of the sale, the divestiture trust will retain any cash flows received in respect of the trust property, but will pay property taxes and other costs attributable to the trust property to the extent that minimum trust cash balances are maintained. The Company is the sole economic beneficiary of the trust and will be permitted to reapply for a New Jersey gaming license beginning 30 months after the completion of the sale of the trust assets.
     In connection with the settlement agreement discussed above, the Company entered into an amendment to its joint venture agreement with Boyd to permit the transfer of its 50% ownership interest into trust in connection with the Company’s settlement agreement with the DGE. Boyd would receive a priority partnership distribution of approximately $31 million (equal to the excess prior capital contributions by Boyd) upon successful refinancing of the Borgata credit facility. In addition, Boyd will receive a payment from the trust equal to the greater of $10 million or 3% of the proceeds from the sale of the Company’s 50% interest in Borgata.
     The Company discontinued the equity method of accounting for Borgata at the point the assets were placed in the trust and accounts for its rights under the trust arrangement under the cost method of accounting. Earnings and losses that relate to the investment that were previously accrued remain as a part of the carrying amount of the investment. Distributions received by the trust in subsequent periods that do not exceed the Company’s share of earnings will be recognized currently in earnings. However, distributions to the trust in subsequent periods that exceed the Company’s share of earnings for such periods will be applied to reduce the carrying amount of its investment.
     CityCenter. In accordance with the CityCenter joint venture agreement, as amended, and the CityCenter bank credit facility, as amended, the Company has provided an unlimited completion and cost overrun guarantee, secured by its interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land – see Note 4 for further discussion. The credit facility allows for the first $244 million of net residential sales proceeds to be used to fund project costs which would otherwise be funded under the new completion guarantee. The joint venture agreement provides that the first $494 million of available distributions must be distributed on a priority basis to Infinity World, with the next $494 million of distributions made to the Company, and distributions shared equally thereafter.
     The Company evaluates its investments in unconsolidated affiliates for impairment when events or changes in circumstances indicate that the carrying value of such investment may have experienced an “other-than-temporary” decline in value. If such conditions exist, the Company compares the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determines whether such impairment is “other-than-temporary” based on its assessment of all relevant factors. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rates. The Company evaluates whether or not indicators of impairment exist related to its CityCenter investment each reporting period. The Company does not believe circumstances exist as of March 31, 2010 that would cause the Company to evaluate the CityCenter investment for impairment. However, actual results that differ significantly from management’s estimates, or significant changes in management’s estimates of future cash flows, could cause the Company to undertake such an assessment and could result in an impairment since the calculation of fair value of the investment is dependent largely on estimated cash flows.
     Summarized balance sheet information for the CityCenter joint venture is provided below:

	March 31,	December 31,
	2010	2009
	(In thousands)
Current assets	$221,746	$234,383
Property and other assets, net	10,424,875	10,499,278
Current liabilities	1,142,569	983,419
Long-term debt and other liabilities	2,640,269	2,620,869
Equity	6,863,783	7,129,373

     Summary results of operations for the CityCenter joint venture is provided below:

Three months ended March 31,	2010	2009
	(In thousands)
Net revenues	$259,862	$2,358
Operating expenses, except preopening expenses	(509,069)	(4,507)
Preopening and start-up expenses	(6,202)	(14,060)

Operating loss	(255,409)	(16,209)
Other non-operating income (expense)	(55,060)	(3,861)

Net loss	$(310,469)	$(20,070)

NOTE 3 — LONG-TERM DEBT
     Long-term debt consisted of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)
Senior credit facility:
Term loans, net	$2,550,615	$2,119,037
Revolving loans	1,050,112	3,392,806
$297 million 9.375% senior subordinated notes, repaid in 2010	—	298,135
$782 million 8.5% senior notes, due 2010, net	781,806	781,689
$400 million 8.375% senior subordinated notes, due 2011	400,000	400,000
$128.7 million 6.375% senior notes, due 2011, net	129,095	129,156
$544.7 million 6.75% senior notes, due 2012	544,650	544,650
$484.2 million 6.75% senior notes, due 2013	484,226	484,226
$150 million 7.625% senior subordinated debentures, due 2013, net	152,988	153,190
$750 million 13% senior secured notes, due 2013, net	709,247	707,144
$508.9 million 5.875% senior notes, due 2014, net	507,690	507,613
$650 million 10.375% senior secured notes, due 2014, net	634,211	633,463
$875 million 6.625% senior notes, due 2015, net	878,129	878,253
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$743 million 7.625% senior notes, due 2017	743,000	743,000
$850 million 11.125% senior secured notes, due 2017, net	828,869	828,438
$475 million 11.375% senior notes, due 2018, net	463,150	462,906
$845 million 9% senior secured notes, due 2020	845,000	—
Floating rate convertible senior debentures, due 2033	8,472	8,472
$0.6 million 7% debentures, due 2036, net	573	573
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	2,924	3,196

	12,694,671	14,055,861
Less: Current portion	—	(1,079,824)

	$12,694,671	$12,976,037

     The Company’s senior credit facility was amended and restated in March 2010, and consists of approximately $2.7 billion in term loans (of which approximately $874 million must be repaid by October 3, 2011) and a $2.0 billion revolver (of which approximately $302 million must be repaid by October 3, 2011). As of March 31, 2010, long-term debt due within one year of the balance sheet date is classified as long-term because the Company has both the intent and ability to repay these amounts with available borrowings under the senior credit facility due to additional availability provided in connection with the Company’s April 2010 convertible senior note issuance discussed further below.

     Under the restated senior credit facility, loans and revolving commitments aggregating approximately $3.6 billion (the “extending loans”) may be extended to February 21, 2014, provided that the non-extending loans are repaid and certain other conditions, including pro forma availability of a minimum of $350 million under the revolver, are satisfied. The restated loan agreement allows the Company to issue unsecured debt, equity-linked securities and equity securities to refinance indebtedness maturing prior to October 3, 2011 and the $1.2 billion portion of the obligations owed to non-extending lenders. After the extension of the senior credit facility, the Company may issue such securities to refinance indebtedness which matures prior to February 21, 2014. In each case (a) indebtedness issued in amounts in excess of $250 million over such interim maturities requires ratable prepayment of the credit facilities in an amount equal to 50% of the net cash proceeds of such excess, and (b) equity issued in amounts in excess of $500 million over such interim maturities require ratable prepayment of the credit facilities in an amount equal to 50% of the net cash proceeds of such excess.
     The Company accounted for the modification related to the extending term loans as an extinguishment of debt because the applicable cash flows under the extended term loans are more than 10% different from the applicable cash flows under the previous loans. Therefore, the extended term loans were recorded at fair value resulting in a $181 million gain and a discount of $181 million to be amortized to interest expense over the term of the extended term loans. Fair value of the term loans was based on estimates based on trading prices immediately after the transaction. In addition, the Company wrote off $15 million of existing debt issuance costs related to the previous term loans and $22 million of new debt issuance costs incurred related to amounts paid to extending term loan lenders in connection with the modification. The Company also wrote off $2 million of existing debt issuance costs related to the reduction in capacity under the non-extending revolver portion of the senior credit facility. In total, the Company recognized a net pre-tax gain on extinguishment of debt of $142 million in “Other, net” non-operating income in the first quarter of 2010.
     Interest on the senior credit facility is based on a LIBOR margin of 5.00% (or, in the case of the non-extending loans, 4.00%), with a LIBOR floor of 2.00%, and a base rate margin of 4.00% (or, in the case of the non-extending loans, 3.00%), with a base rate floor of 4.00%. The weighted average interest rate on outstanding borrowings under the senior credit facility at March 31, 2010 and December 31, 2009 was 6.7% and 6.0%, respectively.
     Interest expense, net consisted of the following:

Three months ended March 31,	2010	2009
	(In thousands)
Total interest incurred	$264,175	$239,830
Interest capitalized	—	(68,194)

	$264,175	$171,636

     In February 2010, the Company repaid the $297 million of outstanding principal amount of its 9.375% senior subordinated notes due 2010 at maturity.
     In March 2010, the Company issued $845 million of 9.00% senior secured notes due 2020 for net proceeds to the Company of $826 million. The notes are secured by the equity interests and substantially all of the assets of MGM Grand Las Vegas and otherwise rank equally in right of payment with the Company’s existing and future senior indebtedness. Upon the issuance of such notes, the holders of the Company’s 13% senior notes due 2013 obtained an equal and ratable lien in all collateral securing these notes. The Company used the net proceeds from the issuance to permanently repay approximately $820 million of loans previously outstanding under its credit facility.
     In April 2010, the Company issued $1.15 billion of 4.25% convertible senior notes due 2015 for net proceeds to the Company of $1.12 billion. The notes are general unsecured obligations of the Company and rank equally in right of payment with the Company’s other existing senior indebtedness. The Company used the net proceeds from issuance to temporarily repay amounts outstanding under its senior credit facility. After application of such proceeds, the Company had approximately $1.48 billion of availability under the revolving portion of the senior credit facility, of which approximately $1.12 billion was restricted for use to retire future debt maturities or permanently reduce commitments under the senior credit facility, and approximately $900 million of excess cash in bank. The notes are convertible at an initial conversion rate of approximately 53.83 shares of the Company’s common stock per $1,000 principal amount of the notes, representing an initial conversion price of approximately $18.58 per share of the Company’s common stock. In connection with the offering, the Company entered into capped call transactions to reduce the potential dilution of the Company’s stock upon conversion of the notes. The capped call transactions have a cap price equal to approximately $21.86. The Company paid approximately $81 million for the capped call transactions, which will be reflected as a decrease in “Capital in excess of par value” net of associated tax benefits.

     At March 31, 2010, the Company was required under its senior credit facility to maintain a minimum trailing annual EBITDA (as defined) of $1.0 billion. Additionally, the Company is limited to $400 million of annual capital expenditures (as defined) during 2010. At March 31, 2010, the Company was in compliance with the minimum EBITDA and maximum capital expenditures covenants.
     The estimated fair value of the Company’s long-term debt at March 31, 2010 was approximately $11.2 billion, versus its book value of $12.7 billion. At December 31, 2009, the estimated fair value of the Company’s long-term debt was approximately $12.9 billion, versus its book value of $14.1 billion. The estimated fair value of the Company’s senior and senior subordinated notes was based on quoted market prices; the fair value of the Company’s senior credit facility was determined using estimates based on recent trading prices.
NOTE 4 — COMMITMENTS AND CONTINGENCIES
     CityCenter completion guarantee. As discussed in Note 2, the Company entered into a completion guarantee requiring an unlimited completion and cost overrun guarantee from the Company, secured by its interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land. Also affecting the potential exposure under the completion guarantee is the ability to utilize up to $244 million of net residential proceeds to fund construction costs, though the timing of receipt of such proceeds is uncertain.
     As of March 31, 2010, the Company has funded $262 million under the completion guarantee. The Company has recorded a receivable from CityCenter of $217 million related to these amounts, which is net of residential proceeds received and used by CityCenter on construction expenditures. At March 31, 2010, the Company had a remaining estimated total net obligation under the completion guarantee of $105 million which represents the $150 million low end of its estimated range for its total net obligation less $45 million funded to date that is not subject to be refunded to the Company through residential proceeds. The Company believes that it is reasonably possible its total net obligation may be up to $300 million, which includes certain offsets to the amounts claimed by the Company’s general contractors.
     CityCenter construction litigation. On or about March 24, 2010, Perini Building Company, Inc., general contractor for the CityCenter development project (the “Project”), filed a lawsuit in the Eighth Judicial District Court for Clark County, State of Nevada, Case No. A-10-612676, against MGM MIRAGE Design Group (a wholly-owned subsidiary of the Company which was the original party to the Perini construction agreement) and certain direct or indirect subsidiaries of CityCenter Holdings, LLC (the “CityCenter Owners”). Perini asserts that the Project was substantially completed, but the defendants failed to pay Perini approximately $490 million allegedly due and owing under the construction agreement for labor, equipment and materials expended on the Project. The complaint further charges the defendants with failure to provide timely and complete design documents, late delivery to Perini of design changes, mismanagement of the change order process, obstruction of Perini's ability to complete the Harmon Hotel & Spa component, and fraudulent inducement of Perini to compromise significantly amounts due for its general conditions. The complaint advances claims for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment and promissory estoppel, and fraud and intentional misrepresentation. Perini seeks compensatory damages, punitive damages, attorneys’ fees and costs.
     On or about April 29, 2010, Perini served an amended complaint in this case which joins as defendants many owners of CityCenter residential condominium units (the “Condo Owner Defendants”), adds a count for foreclosure of Perini’s recorded master mechanic’s lien against the CityCenter property in the amount of $491,240,000, and asserts the priority of this mechanic’s lien over the interests of the CityCenter Owners, the Condo Owner Defendants and the Project lenders in the CityCenter property.
     The Company and the other defendants dispute Perini’s allegations, and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to CityCenter, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon Hotel & Spa component, property damage and Perini’s failure to perform its obligations to pay Project subcontractors and to prevent filing of liens against the Project. The Company and the CityCenter Owner defendants intend to vigorously assert and protect their interests in the lawsuit.
     Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At March 31, 2010, the Company had provided $37 million of total letters of credit. Though not subject to a letter of credit, the Company has an agreement with the Nevada Gaming Control Board to maintain $113 million of cash at the corporate level to support normal bankroll requirements at the Company’s Nevada operations.

     Other litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position or results of operations.
NOTE 5 — INCOME PER SHARE OF COMMON STOCK
     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

Three months ended March 31,	2010	2009
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	441,240	276,556
Potential dilution from share-based awards	—	214

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	441,240	276,770

     The Company had a loss from continuing operations for the three months ended March 31, 2010. Therefore, approximately 28.0 million and 24.6 million shares underlying outstanding share-based awards were excluded from the computation of diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively, because to include these awards would be anti-dilutive.
NOTE 6 — COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) consisted of the following:

Three months ended March 31,	2010	2009
	(In thousands)
Net income (loss)	$(96,741)	$105,199
Valuation adjustment to M Resort note, net of taxes	—	962
Currency translation adjustments	—	629
Other	(70)	165

	$(96,811)	$106,955

NOTE 7 — STOCK-BASED COMPENSATION
     Activity under share-based payment plans. As of March 31, 2010, the Company had an aggregate of approximately 14 million shares of common stock available for grant as share-based awards under the Company’s omnibus incentive plan. A summary of activity under the Company’s share-based payment plans for the three months ended March 31, 2010 is presented below:
Stock options and stock appreciation rights (“SARs”)

		Weighted
		Average
	Shares	Exercise
	(000’s)	Price
Outstanding at January 1, 2010	28,211	$23.17
Granted	18	11.82
Exercised	(2)	10.64
Forfeited or expired	(1,192)	24.39

Outstanding at March 31, 2010	27,035	23.11

Exercisable at March 31, 2010	16,738	25.60

     As of March 31, 2010, there was a total of $52 million of unamortized compensation related to stock options and stock appreciation rights expected to vest, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted stock units (“RSUs”)

		Weighted
		Average
	Shares	Grant-Date
	(000’s)	Fair Value
Nonvested at January 1, 2010	1,080	$15.85
Granted	—	—
Vested	(54)	18.82
Forfeited	(13)	16.13

Nonvested at March 31, 2010	1,013	15.69

     As of March 31, 2010, there was a total of $49 million of unamortized compensation related to RSUs which is expected to be recognized over a weighted-average period of 1.8 years.
     The following table includes additional information related to stock options, SARs and RSUs:

Three months ended March 31,	2010	2009
	(In thousands)
Intrinsic value of share-based awards exercised or RSUs vested	$596	$169
Income tax benefit from share-based awards exercised or RSUs vested	203	59
Proceeds from stock option exercises	—	632
     In 2009, the Company began to net settle stock option exercises, whereby shares of common stock are issued equivalent to the intrinsic value of the option less applicable taxes. Accordingly, the Company no longer receives proceeds from the exercise of stock options.
     Recognition of compensation cost. Compensation cost was recognized as follows:

Three months ended March 31,	2010	2009
	(In thousands)
Compensation cost:
Stock options and SARs	$5,797	$5,347
RSUs	5,162	5,099

Total compensation cost	10,959	10,446
Less: CityCenter reimbursed cost	(1,404)	(1,689)
Less: Compensation cost capitalized	—	(23)

Compensation cost recognized as expense	9,555	8,734
Less: Related tax benefit	(3,325)	(3,018)

Compensation expense, net of tax benefit	$6,230	$5,716

     Compensation cost for stock options and SARs is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

Three months ended March 31,	2010	2009

Expected volatility	76%	74%
Expected term	4.8 years	4.7 years
Expected dividend yield	0%	0%
Risk-free interest rate	2.5%	1.6%
Forfeiture rate	4.8%	3.4%
Weighted-average fair value of options and SARS granted	$7.29	$9.46
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

NOTE 8 — PROPERTY TRANSACTIONS, NET
     Net property transactions consisted of the following:

Three months ended March 31,	2010	2009
	(In thousands)
Write-downs and impairments	$744	$2,028
Insurance recoveries (Monte Carlo fire)	—	(7,186)
Gain on sale of Treasure Island	—	(190,370)
Net (gains) losses on sale or disposal of fixed assets	(55)	403

	$689	$(195,125)

NOTE 9 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION
     The Company’s subsidiaries (excluding MGM Grand Detroit, LLC and certain minor subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of March 31, 2010 and December 31, 2009 and for the three month periods ended March 31, 2010 and 2009 is as follows:
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At March 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Current assets	$752,015	$937,047	$91,688	$—	$1,780,750
Property and equipment, net	—	14,286,117	681,401	(11,972)	14,955,546
Investments in subsidiaries	17,868,275	479,699	—	(18,347,974)	—
Investments in and advances to unconsolidated affiliates	—	3,213,359	278,662	—	3,492,021
Other non-current assets	171,572	485,633	124,381	—	781,586

	$18,791,862	$19,401,855	$1,176,132	$(18,359,946)	$21,009,903

Current liabilities	$316,271	$815,178	$34,381	$—	$1,165,830
Intercompany accounts	(559,707)	485,709	73,998	—	—
Deferred income taxes	3,115,419	—	—	—	3,115,419
Long-term debt	11,946,353	298,318	450,000	—	12,694,671
Other long-term obligations	192,788	59,834	623	—	253,245
Stockholders’ equity	3,780,738	17,742,816	617,130	(18,359,946)	3,780,738

	$18,791,862	$19,401,855	$1,176,132	$(18,359,946)	$21,009,903

	At December 31, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Current assets	$2,143,019	$810,991	$99,491	$—	$3,053,501
Property and equipment, net	—	14,391,733	690,191	(11,972)	15,069,952
Investments in subsidiaries	17,927,664	447,336	—	(18,375,000)	—
Investments in and advances to unconsolidated affiliates	—	3,353,334	258,465	—	3,611,799
Other non-current assets	152,205	507,500	123,253	—	782,958

	$20,222,888	$19,510,894	$1,171,400	$(18,386,972)	$22,518,210

Current liabilities	$344,707	$926,780	$32,290	$—	$1,303,777
Current portion of long-term debt	1,079,824	—	—	—	1,079,824
Intercompany accounts	(227,808)	120,603	107,205	—	—
Deferred income taxes	3,031,303	—	—	—	3,031,303
Long-term debt	11,929,050	596,987	450,000	—	12,976,037
Other long-term obligations	195,380	60,867	590	—	256,837
Stockholders’ equity	3,870,432	17,805,657	581,315	(18,386,972)	3,870,432

	$20,222,888	$19,510,894	$1,171,400	$(18,386,972)	$22,518,210

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended March 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,311,022	$146,370	$—	$1,457,392
Equity in subsidiaries’ earnings	(43,224)	40,555	—	2,669	—
Expenses:
Casino and hotel operations	3,457	838,988	77,203	—	919,648
General and administrative	2,449	247,242	26,363	—	276,054
Corporate expense	3,649	22,106	(877)	—	24,878
Preopening and start-up expenses	—	3,494	—	—	3,494
Property transactions, net	—	689	—	—	689
Depreciation and amortization	—	152,964	10,170	—	163,134

	9,555	1,265,483	112,859	—	1,387,897

Income (loss) from unconsolidated affiliates	—	(104,131)	23,213	—	(80,918)

Operating income (loss)	(52,779)	(18,037)	56,724	2,669	(11,423)
Interest income (expense), net	(250,039)	(6,450)	(6,920)	—	(263,409)
Other, net	151,557	(26,755)	(7,063)	—	117,739

Income (loss) before income taxes	(151,261)	(51,242)	42,741	2,669	(157,093)
Benefit (provision) for income taxes	54,520	7,138	(1,306)	—	60,352

Net income (loss)	$(96,741)	$(44,104)	$41,435	$2,669	$(96,741)

	For the Three Months Ended March 31, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$1,355,077	$143,718	$—	$1,498,795
Equity in subsidiaries’ earnings	321,923	15,047	—	(336,970)	—
Expenses:
Casino and hotel operations	3,382	803,682	76,776	—	883,840
General and administrative	1,866	235,766	23,608	—	261,240
Corporate expense	6,385	17,964	12	—	24,361
Preopening and start-up expenses	466	7,605	—	—	8,071
Property transactions, net	—	(195,125)	—	—	(195,125)
Depreciation and amortization	1,183	164,960	10,715	—	176,858

	13,282	1,034,852	111,111	—	1,159,245

Income (loss) from unconsolidated affiliates	—	19,152	(3,603)	—	15,549

Operating income	308,641	354,424	29,004	(336,970)	355,099
Interest income (expense), net	(151,715)	(12,054)	(3,485)	—	(167,254)
Other, net	12,944	(16,206)	(9,207)	—	(12,469)

Income before income taxes	169,870	326,164	16,312	(336,970)	175,376
Provision for income taxes	(64,671)	(4,241)	(1,265)	—	(70,177)

Net income	$105,199	$321,923	$15,047	$(336,970)	$105,199

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Three Months Ended March 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(241,321)	$173,855	$22,557	$—	$(44,909)

Cash flows from investing activities
Capital expenditures, net	—	(52,928)	(1,014)	—	(53,942)
Investments in and advances to unconsolidated affiliates	—	(262,000)	—	—	(262,000)
Other	—	(292)	—	—	(292)

Net cash used in investing activities	—	(315,220)	(1,014)	—	(316,234)

Cash flows from financing activities
Net repayments under bank credit facilities — maturities of 90 days or less	(1,105,177)	—	(170,000)	—	(1,275,177)
Borrowings under bank credit facilities — maturities longer than 90 days	1,492,524	—	450,000	—	1,942,524
Repayments under bank credit facilities — maturities longer than 90 days	(2,119,037)	—	(280,000)	—	(2,399,037)
Issuance of long-term debt	845,000	—	—	—	845,000
Retirement of senior notes	—	(296,956)	—	—	(296,956)
Debt issuance costs	(70,654)	—	—	—	(70,654)
Intercompany accounts	(330,532)	363,798	(33,266)	—	—
Other	(178)	17	(16)	—	(177)

Net cash provided by (used in) financing activities	(1,288,054)	66,859	(33,282)	—	(1,254,477)

Cash and cash equivalents
Net decrease for the period	(1,529,375)	(74,506)	(11,739)	—	(1,615,620)
Balance, beginning of period	1,718,616	263,386	74,205	—	2,056,207

Balance, end of period	$189,241	$188,880	$62,466	$—	$440,587

	For the Three Months Ended March 31, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(104,874)	$208,090	$31,047	$—	$134,263

Cash flows from investing activities
Capital expenditures, net	—	(58,140)	(367)	—	(58,507)
Proceeds from sale of Treasure Island, net	—	589,587	—	—	589,587
Advance to Infinity World	—	(100,000)	—	—	(100,000)
Investments in and advances to unconsolidated affiliates	—	(383,590)	—	—	(383,590)
Property damage insurance recoveries	—	2,542	—	—	2,542
Other	—	(3,807)	—	—	(3,807)

Net cash provided by (used in) investing activities	—	46,592	(367)	—	46,225

Cash flows from financing activities
Net repayments under bank credit facilities — maturities of 90 days or less	(3,276,400)	—	(213,600)	—	(3,490,000)
Borrowings under bank credit facilities — maturities longer than 90 days	6,211,492	—	395,400	—	6,606,892
Repayments under bank credit facilities — maturities longer than 90 days	(2,030,000)	—	(190,000)	—	(2,220,000)
Debt issuance costs	(21,895)	—	—	—	(21,895)
Issuance of common stock upon exercise of stock options	632	—	—	—	632
Intercompany accounts	338,524	(363,028)	24,504	—	—
Other	(334)	15	(15)	—	(334)

Net cash provided by (used in) financing activities	1,222,019	(363,013)	16,289	—	875,295

Cash and cash equivalents
Net increase (decrease) for the period	1,117,145	(108,331)	46,969	—	1,055,783
Change in cash related to assets held for sale	—	14,154	—	—	14,154
Balance, beginning of period	(2,444)	267,602	30,486	—	295,644

Balance, end of period	$1,114,701	$173,425	$77,455	$—	$1,365,581

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This management’s discussion and analysis of financial condition and results of operations (“MD&A”), contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited combined financial statements and notes for the fiscal year ended December 31, 2009, which were included in our Form 10-K, filed with the SEC on February 26, 2010. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.
Executive Overview
     General
     Our primary business is the ownership and operation of casino resorts, which includes offering gaming, hotel, dining, entertainment, retail and other resort amenities. Over half of our net revenue is derived from non-gaming activities, a higher percentage than many of our competitors, as our operating philosophy is to provide a complete resort experience for our guests, including non-gaming amenities that allow us to charge premium prices based on their quality. Our significant convention and meeting facilities allow us to maximize hotel occupancy and customer volumes during off-peak times such as mid-week or during traditionally slower leisure travel periods, which also leads to better labor utilization. We believe that we own several of the premier casino resorts in the world and have continually reinvested in our resorts to maintain our competitive advantage.
     As a resort-based company, our operating results are highly dependent on the volume of customers and demand for our hotel rooms and other amenities, which in turn impacts the prices we can charge. We also generate a significant portion of our operating income from high-end gaming customers, which can cause variability in our results. Key performance indicators related to revenue are:
•	Gaming revenue indicators – table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games win percentage is in the range of 18% to 22% of table games drop and our normal slots win percentage is in the range of 7% to 8% of slots handle; and
•	Hotel revenue indicators – hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate).
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
     Our results of operations do not tend to be seasonal in nature, although a variety of factors may affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our high-end customers, and the level of play during major holidays, including New Year’s and Chinese New Year. We market to different customer segments to manage our hotel occupancy, such as targeting large conventions to ensure mid-week occupancy. Our results do not depend on key individual customers, although our success in marketing to customer groups, such as convention customers, or the financial health of customer segments, such as business travelers or high-end gaming customers from a particular country or region, can affect our results.

     Impact of Current Economic Conditions and Credit Markets on Results of Operations
     The state of the U.S. economy has negatively affected our results of operations over the past several years and we expect to continue to be affected by certain aspects of the current economic conditions, including, for example, high unemployment and the weak housing market in 2010. The decrease in liquidity in the credit markets which began in late 2007 and accelerated in late 2008 also significantly affected our results of operations and financial condition.
     Uncertain economic conditions continue to affect our customers’ spending levels. Travel and travel-related expenditures have been particularly affected as businesses and consumers have altered their spending patterns which have led to decreases in visitor volumes and customer spending. Businesses responded to the difficult economic conditions by reducing travel budgets. This factor, along with perceptions surrounding certain types of business travel, negatively affected convention attendance in Las Vegas in 2009 and 2010. Convention and catering customers cancelled or postponed a significant number of events occurring during 2009 and early 2010. Other conditions currently or recently present in the economic environment which tend to negatively affect our operating results include:
•	Weaknesses in employment and increases in unemployment;

•	Weak consumer confidence;

•	Weak housing market and significant declines in housing prices and related home equity; and

•	Decreases in airline capacity to Las Vegas.
     Because of these economic conditions, we have increasingly focused on managing costs and continue to review all areas of operations for efficiencies. We continually manage staffing levels across all our resorts and have reduced our salaried management positions.
     In addition, we suspended Company contributions to our 401(k) plan and our nonqualified deferred compensation plans in 2009; we rescinded cost of living increases for non-union employees in 2009; and we reached an agreement with our primary union to defer the 2009 contractual pay increase. We paid discretionary bonuses for 2009 in February 2010 and we provided general salary increases to certain salaried employees in 2010. However, company matching contributions to our 401(k) plan and our nonqualified deferred compensation plans will remain frozen until such time as we believe it is prudent to reinstate these benefits.
     Our results of operations are also affected by decisions we make related to our capital allocation, our access to capital, and our cost of capital – all of which are affected by the uncertain state of the global economy and the continued instability in the capital markets. For example, we will incur higher interest costs in connection with the amendments to our senior credit facility in 2009 and 2010. Also, our cost of debt has increased over the past few years. These factors may affect our ability to access future capital and cause future borrowings to carry higher interest rates.
     Reimbursed Costs
     Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services. We recognize costs reimbursed pursuant to management services as revenue in the period we incur the costs. Reimbursed costs related mainly to our management of CityCenter and totaled $93 million for 2010 and $14 million for 2009.
     Borgata
     In March 2010, the New Jersey Casino Control Commission (the “CCC”) approved our settlement agreement with the New Jersey Division of Gaming Enforcement (the “DGE”) pursuant to which we placed our 50% ownership interest in the Borgata Hotel Casino & Spa and related leased land in Atlantic City into a divestiture trust. Following the transfer of these interests into trust, we ceased to be regulated by the CCC or the DGE, except as otherwise provided by the trust agreement and the settlement agreement. The Borgata is a 50-50 joint venture with Boyd Gaming Corporation, whose interest is not affected by the settlement.

     The terms of the settlement mandate the sale of the trust property within a 30-month period. During the first 18 months, we have the right to direct the trustee to sell the trust property, subject to approval of the CCC. If a sale is not concluded by that time, the trustee is responsible for selling the trust property during the following 12-month period. Prior to the consummation of the sale, the divestiture trust will retain any cash flows received in respect of the trust property, but will pay property taxes and other costs attributable to the trust property to the extent that minimum trust cash balances are maintained. We are the sole economic beneficiary of the trust and will be permitted to reapply for a New Jersey gaming license beginning 30 months after the completion of the sale.
     In connection with the settlement agreement discussed above, we entered into an amendment to our joint venture agreement with Boyd to permit the transfer of our 50% ownership interest into trust in connection with our settlement agreement with the DGE. Boyd would receive a priority partnership distribution of approximately $31 million (equal to the excess prior capital contributions by Boyd) upon successful refinancing of the Borgata credit facility. In addition, Boyd will receive a payment from the trust equal to the greater of $10 million or 3% of the proceeds from the sale of our 50% interest in Borgata.
     We discontinued the equity method of accounting for Borgata at the point the assets were placed in the trust and account for our rights under the trust arrangement under the cost method of accounting. Earnings and losses that relate to the investment that were previously accrued remain as a part of the carrying amount of the investment. Distributions received by the trust in subsequent periods that do not exceed our share of earnings are recognized currently in earnings. However, distributions to the trust in subsequent periods that exceed our share of earnings for such periods are applied to reduce the carrying amount of our investment.
     Senior Credit Facility
     Our senior credit facility was amended and restated in March 2010, and consists of approximately $2.7 billion in term loans (of which approximately $874 million must be repaid by October 3, 2011) and a $2.0 billion revolver (of which approximately $302 million must be repaid by October 3, 2011). Under the restated senior credit facility, loans and revolving commitments aggregating approximately $3.6 billion (the “extending loans”) may be extended to February 21, 2014, provided that the non-extending loans are repaid and certain other conditions, including pro forma availability of a minimum of $350 million under the revolver, are satisfied. The restated loan agreement allows us to issue unsecured debt, equity-linked securities and equity securities to refinance indebtedness maturing prior to October 3, 2011 and the $1.2 billion portion of the obligations owed to non-extending lenders. After the extension of the credit facility, we may issue such securities to refinance indebtedness which matures prior to February 21, 2014. In each case (a) indebtedness issued in amounts in excess of $250 million over such interim maturities requires ratable prepayment of the credit facilities in an amount equal to 50% of the net cash proceeds of such excess, and (b) equity issued in amounts in excess of $500 million over such interim maturities require ratable prepayment of the credit facilities in an amount equal to 50% of the net cash proceeds of such excess.
     We accounted for the modification related to the extending term loans as an extinguishment of debt because the applicable cash flows under the extended term loans are more than 10% different from the applicable cash flows under the previous loans. Therefore, the extended term loans were recorded at fair value resulting in a $181 million gain and a discount of $181 million to be amortized to interest expense over the term of the extended term loans. Fair value of the term loans was based on estimates based on trading prices immediately after the transaction. In addition, we wrote-off $15 million of existing debt issuance costs related to the previous term loans and $22 million of new debt issuance costs incurred related to amounts paid to extending term loan lenders in connection with the modification. We also wrote off $2 million of existing debt issuance costs related to the reduction in capacity under the non-extending revolver portion of senior credit facility. In total, we recognized a net pre-tax gain on extinguishment of debt of $142 million in “Other, net” non-operating income in the first quarter of 2010.
     Impairments
     Due to the completion of construction of the Mandarin Oriental residential inventory, CityCenter was required to review such inventory for impairment as of March 31, 2010. CityCenter management determined the fair value less costs to sell was below its carrying value and as a result recorded an impairment charge. Fair value of the residential inventory was determined using a discounted cash flow analysis based on management’s current expectations of future cash flows. The key inputs in the discounted cash flow analysis included estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate. This analysis resulted in an impairment charge of approximately $171 million. We recognized 50% of such impairment charge, resulting in a pre-tax charge of approximately $86 million.

     As additional residential inventory is completed, CityCenter will be required to measure such inventory at the lower of a) its carrying value, or b) fair value less costs to sell. It is reasonably possible that the fair value less cost to sell of the residential inventory at completion will be below the inventory’s carrying value, and that the joint venture will be required to record additional impairment charges in future periods. We would record 50% of any such impairment.
     In addition, we evaluate our investments in unconsolidated affiliates for impairment when events or changes in circumstances indicate that the carrying value of such investment may have experienced an “other-than-temporary” decline in value. If such conditions exist, we compare the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determines whether such impairment is “other-than-temporary” based on our assessment of all relevant factors. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rates. We evaluate whether or not indicators of impairment exist related to our CityCenter investment each reporting period. We do not believe circumstances exist as of March 31, 2010 that would cause us to evaluate the CityCenter investment for impairment; however, actual results that differ significantly from management’s estimates, or significant changes in management’s estimates of future cash flows, could cause us to undertake such an assessment and could result in an impairment since the calculation of fair value of the investment is dependent largely on estimated cash flows.
     Insurance Proceeds
     We reached final settlement agreements for the Monte Carlo Fire in early 2009. In total, we received $74 million of proceeds from our insurance carriers. We recognized the $41 million of excess insurance recoveries in income in 2009 and 2008, with recoveries offsetting a write-down of $4 million related to the net book value of damaged assets, demolition costs of $7 million, and operating costs of $21 million. In the 2009 first quarter, $15 million and $7 million of excess insurance recoveries were recognized as offsets to “General and administrative” expense and “Property transactions, net,” respectively.
Results of Operations
     The following discussion is based on our consolidated financial statements for the three months ended March 2010 and 2009. Certain results referenced in this section are on a “same store” basis excluding the results of Treasure Island, which we sold in March 2009.
     Summary Financial Results
     Our net revenue increased 2% compared to the prior year on a same store basis, which included approximately $93 million of reimbursed costs revenue in the first quarter of 2010 versus $14 million in the first quarter of 2009. Excluding the reimbursed costs revenue, net revenue decreased 4%. Revenues were negatively affected by a reduction in convention room nights and continued decrease in discretionary spending due to the weakened economy. The reduction in convention room nights caused us to shift hotel business to the leisure segment at generally lower rates to maximize occupancy levels. Gaming and other sources of revenue continued to be affected by lower visitor spending and reduced occupancy at our resorts during the first quarter of 2010.
     Operating loss for the first quarter of 2010 was $11 million compared to operating income of $355 million in the first quarter of 2009. The 2010 results were negatively affected by our share of a residential inventory write-down at CityCenter of approximately $86 million, partially offset by $12 million of income related to our share of forfeited residential deposits at CityCenter. The 2009 results include a pre-tax gain of $190 million on the Treasure Island sale and $22 million of insurance recoveries related to the Monte Carlo fire. On a comparable basis and excluding reimbursed costs, our operating margin in the first quarter of 2010 decreased to 5% from 10% in the 2009 first quarter.
     Operating Results – Adjusted EBITDA
     “Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, and property transactions, net. “Adjusted Property EBITDA” is Adjusted EBITDA before corporate expense and stock compensation expense. Adjusted EBITDA and Adjusted Property EBITDA information is presented solely as a supplemental disclosure to reported GAAP measures because we believe that these measures are 1) widely used measures of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies.

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
     Adjusted EBITDA decreased 53% in the 2010 first quarter on a same store basis compared to 2009. Excluding the $86 million impact from the residential impairment charge recorded by CityCenter, the $12 million of income related to forfeited residential deposits at CityCenter in 2010, and Monte Carlo business interruption insurance recoveries in 2009, Adjusted EBITDA decreased 28%.
     Adjusted Property EBITDA for our wholly-owned resorts decreased 23% in 2010 on a same store basis compared to 2009. Excluding the impact of the Monte Carlo insurance recoveries in 2009, Adjusted Property EBITDA for our wholly-owned resorts decreased 19% in 2010. Overall Adjusted Property EBITDA decreased 48% in 2010 on a same store basis compared to 2009, or 25% excluding the impact of the charges noted above, with a margin of 19% versus 24% in 2009. These decreases were largely due to the factors discussed in “Summary Financial Results” and “Impact of Economic Conditions and Credit Markets on Our Results of Operations.”
     The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Adjusted EBITDA	$155,894	$344,903
Preopening and start-up expenses	(3,494)	(8,071)
Property transactions, net	(689)	195,125
Depreciation and amortization	(163,134)	(176,858)

Operating income (loss)	(11,423)	355,099

Non-operating income (expense)
Interest expense, net	(264,175)	(171,636)
Other, net	118,505	(8,087)

	(145,670)	(179,723)

Income (loss) before income taxes	(157,093)	175,376
Benefit (provision) for income taxes	60,352	(70,177)

Net income (loss)	$(96,741)	$105,199

     The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended March 31, 2010
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
			(In thousands)
Bellagio	$37,564	$—	$(112)	$24,514	$61,966
MGM Grand Las Vegas	18,383	—	—	20,103	38,486
Mandalay Bay	1,867	—	—	23,533	25,400
The Mirage	9,819	—	—	15,606	25,425
Luxor	1,437	—	—	11,326	12,763
New York-New York	11,013	—	14	7,040	18,067
Excalibur	8,238	—	784	5,845	14,867
Monte Carlo	456	—	—	5,993	6,449
Circus Circus Las Vegas	(3,646)	—	—	5,339	1,693
MGM Grand Detroit	30,355	—	—	10,150	40,505
Beau Rivage	4,414	—	3	12,286	16,703
Gold Strike Tunica	6,429	—	—	3,632	10,061
Management operations	(7,193)	—	—	3,331	(3,862)
Other operations	(2,529)	—	—	1,441	(1,088)

Wholly-owned operations	116,607	—	689	150,139	267,435

CityCenter (50%)	(122,105)	3,494	—	—	(118,611)
Macau (50%)	23,099	—	—	—	23,099
Other unconsolidated resorts	14,757	—	—	—	14,757

	32,358	3,494	689	150,139	186,680
Stock compensation	(9,555)	—	—	—	(9,555)
Corporate	(34,226)	—	—	12,995	(21,231)

	$(11,423)	$3,494	$689	$163,134	$155,894

	Three Months Ended March 31, 2009
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
			(In thousands)
Bellagio	$39,138	$—	$1,154	$27,958	$68,250
MGM Grand Las Vegas	20,159	—	85	25,119	45,363
Mandalay Bay	18,646	190	15	23,801	42,652
The Mirage	13,054	—	239	16,572	29,865
Luxor	8,477	—	277	10,600	19,354
Treasure Island	12,730	—	(1)	—	12,729
New York-New York	13,318	—	—	7,124	20,442
Excalibur	10,748	—	(3)	5,991	16,736
Monte Carlo	23,302	—	(7,189)	5,694	21,807
Circus Circus Las Vegas	411	—	(4)	5,874	6,281
MGM Grand Detroit	29,841	—	—	10,711	40,552
Beau Rivage	5,426	—	—	12,143	17,569
Gold Strike Tunica	9,200	—	—	4,645	13,845
Management operations	2,271	—	—	2,593	4,864
Other operations	(3,065)	—	—	1,548	(1,517)

Wholly-owned operations	203,656	190	(5,427)	160,373	358,792

CityCenter (50%)	(8,104)	7,239	—	—	(865)
Macau (50%)	(3,585)	—	—	—	(3,585)
Other unconsolidated resorts	19,526	642	—	—	20,168

	211,493	8,071	(5,427)	160,373	374,510
Stock compensation	(8,734)	—	—	—	(8,734)
Corporate	152,340	—	(189,698)	16,485	(20,873)

	$355,099	$8,071	$(195,125)	$176,858	$344,903

     Operating Results — Detailed Revenue Information
     The following table presents details of our net revenues:

	Three Months Ended March 31,
		Percentage
	2010	Change	2009
	(In thousands)
Casino revenue, net:
Table games	$212,679	(13%)	$243,973
Slots	376,607	(5%)	397,333
Other	21,471	(8%)	23,421

Casino revenue, net	610,757	(8%)	664,727

Non-casino revenue:
Rooms	313,903	(12%)	355,044
Food and beverage	316,156	(7%)	338,397
Entertainment, retail and other	281,350	(3%)	289,696
Reimbursed costs	93,323	NM	13,683

Non-casino revenue	1,004,732	1%	996,820

	1,615,489	(3%)	1,661,547
Less: Promotional allowances	(158,097)	(3%)	(162,752)

	$1,457,392	(3%)	$1,498,795

     Table games volume, excluding baccarat, decreased 4% on a same store basis compared to the prior year; baccarat volume increased 17%. Table games hold percentages were near the middle of our normal range in 2010 and near the high end in 2009. Slots revenue on a same store basis decreased 4% on the Las Vegas Strip and increased 2% at our regional resorts.
     On a same store basis, room revenues decreased 6% overall, with a 8% decrease in Las Vegas Strip REVPAR. The following table shows key hotel statistics for our Las Vegas Strip resorts:

Three months ended March 31,	2010	2009

Occupancy %	85%	87%
Average Daily Rate (ADR)	$111	$118
Revenue per Available Room (REVPAR)	$94	$103
     Operating Results — Details of Certain Charges
     Preopening and start-up expenses were $3 million in the 2010 quarter versus $8 million in 2009. Both years primarily consist of our portion of CityCenter’s preopening expenses.
     Property transactions, net consisted of the following:

Three months ended March 31,	2010	2009
	(In thousands)
Write-downs and impairments	$744	$2,028
Insurance recoveries (Monte Carlo fire)	—	(7,186)
Demolition costs	—	—
Gain on sale of Treasure Island	—	(190,370)
Net (gains) losses on sale or disposal of fixed assets	(55)	403

	$689	$(195,125)

     Operating Results — Income from Unconsolidated Affiliates
     Income from unconsolidated affiliates decreased to a loss of $81 million in the quarter versus income of $16 million in 2009. The loss was attributable to our share of the net losses at CityCenter, including our share of the residential inventory write-down at CityCenter of approximately $86 million. The losses at CityCenter were partially offset by our share of operating income at MGM Grand Macau, which earned operating income of $49 million in the first quarter of 2010, including depreciation expense of $22 million, a significant increase compared to an operating loss of $5 million in the 2009 first quarter, which included depreciation expense of $21 million.

     Non-operating Results
     Net interest expense increased to $264 million in the 2010 first quarter from $172 million in the 2009 period. Gross interest expense increased by $24 million due to higher borrowing rates under our senior credit facility and higher interest rates on public debt issued in 2009. Capitalized interest was $68 million in 2009, mainly related to the construction of CityCenter. CityCenter was substantially complete in December 2009, and we do not have any other major construction projects ongoing. Therefore, we did not have any capitalized interest in 2010. Also, as discussed in “Executive Overview,” we recorded a gain on extinguishment of long-term debt of $142 million in the 2010 first quarter included in non-operating “Other, net” in the first quarter of 2010.
     Liquidity and Capital Resources
     Cash Flows — Operating Activities
     Cash used in operating activities was $45 million for the three months ended March 31, 2010, compared to cash provided by operating activities of $134 million in the prior year period which benefited from $79 million of income tax refunds. At March 31, 2010, we held cash and cash equivalents of $441 million.
     Cash Flows — Investing Activities
     During the first quarter of 2010, we paid $262 million related to our completion guarantee for CityCenter, of which $217 million is payable to us from CityCenter out of residential proceeds to be received and $45 million has reduced our completion guarantee liability. During the first quarter of 2009, we received $590 million of net proceeds from the sale of Treasure Island and funded $437 million to CityCenter, of which $100 million was funded on behalf of Infinity World.
     Cash Flows — Financing Activities
     In the quarter ended March 31, 2010, excluding the $1.6 billion we repaid immediately after year end on our senior credit facility, we borrowed net debt of $399 million, including the issuance of $845 million of 9% senior secured notes due 2020 and the repayment of $297 million of 9.375% senior notes at maturity. In the quarter ended March 31, 2009, we borrowed net debt of $897 million.
     Other Factors Affecting Liquidity
     Issuance of 4.25% Convertible Senior Notes Due 2015. In April 2010, we issued $1.15 billion of 4.25% convertible senior notes due 2015 for net proceeds to us of $1.12 billion. The notes are general unsecured obligations of us and rank equally in right of payment with our other existing senior indebtedness. We used the net proceeds from issuance to temporarily repay amounts outstanding under our senior credit facility. After application of such proceeds, we had approximately $1.48 billion of availability under the revolving portion of the senior credit facility, of which approximately $1.12 billion was restricted for use to retire future debt maturities or permanently reduce commitments under the senior credit facility, and approximately $900 million of excess cash in bank. The notes are convertible at an initial conversion rate of approximately 53.83 shares of our common stock per $1,000 principal amount of the notes, representing an initial conversion price of approximately $18.58 per share of our common stock. In connection with the offering, we entered into capped call transactions to reduce the potential dilution of our stock upon conversion of the notes. The capped call transactions have a cap price equal to approximately $21.86. We paid approximately $81 million for the capped call transactions.
     Tax refund. In April 2010, we received a tax refund of approximately $380 million. Such amount was used to repay outstanding borrowings under the revolving portion of our senior credit facility.
     Senior notes payable within one year. We have $782 million of principal of senior notes due September 2010 and $400 million of principal of senior notes due February 2011.
     Borgata settlement. As discussed in “Executive Overview,” we entered into a settlement agreement with the DGE agreement under which we will sell our 50% ownership interest in Borgata and related leased land in Atlantic City. Prior to the consummation of the sale, the divestiture trust will retain any cash flows received in respect of the trust property, but will pay property taxes and other costs attributable to the trust property to the extent that minimum trust cash balances are maintained. We have received significant distributions from Borgata in the past few years, and not receiving such distributions until the ultimate sale could negatively affect our liquidity in interim periods.

     CityCenter. In accordance with the CityCenter joint venture agreement, as amended, and the CityCenter bank credit facility, as amended, we have provided an unlimited completion and cost overrun guarantee, secured by our interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land – see Note 4 for further discussion. The credit facility agreement also allowed for the first $244 million of net residential sales proceeds to be used to fund project costs which would otherwise be funded under the new completion guarantee. The joint venture agreement, as amended, provides that the first $494 million of available distributions must be distributed on a priority basis to Infinity World, with the next $494 million of distributions made to us, and distributions shared equally thereafter.
     As of March 31, 2010, we have funded $262 million under the completion guarantee. We have recorded a receivable from CityCenter of $217 million related to these amounts, which is net of residential proceeds received and used by CityCenter on construction expenditures. At March 31, 2010, we had a remaining estimated total net obligation under the completion guarantee of $105 million which represents the $150 million low end of our estimated range for our total net obligation less $45 million funded to date that is not subject to be refunded to us through residential proceeds. We believe that it is reasonably possible our total net obligation may be up to $300 million, which includes certain offsets to the amounts claimed by our general contractors.
     CityCenter construction litigation. On or about March 24, 2010, Perini Building Company, Inc., general contractor for the CityCenter development project (the “Project”), filed a lawsuit in the Eighth Judicial District Court for Clark County, State of Nevada, Case No. A-10-612676, against MGM MIRAGE Design Group (a wholly-owned subsidiary of MGM MIRAGE which was the original party to the Perini construction agreement) and certain direct or indirect subsidiaries of CityCenter Holdings, LLC (the “CityCenter Owners”). Perini asserts that the Project was substantially completed, but the defendants failed to pay Perini approximately $490 million allegedly due and owing under the construction agreement for labor, equipment and materials expended on the Project. The complaint further charges the defendants with failure to provide timely and complete design documents, late delivery to Perini of design changes, mismanagement of the change order process, obstruction of Perini’s ability to complete the Harmon Hotel & Spa component, and fraudulent inducement of Perini to compromise significantly amounts due for its general conditions. The complaint advances claims for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment and promissory estoppel, and fraud and intentional misrepresentation. Perini seeks compensatory damages, punitive damages, attorney’s fees and costs.
     On or about April 29, 2010, Perini served an amended complaint in this case which joins as defendants many owners of CityCenter residential condominium units (the “Condo Owner Defendants”), adds a count for foreclosure of Perini’s recorded master mechanic’s lien against the CityCenter property in the amount of $491,240,000, and asserts the priority of this mechanic’s lien over the interests of the CityCenter Owners, the Condo Owner Defendants and the Project lenders in the CityCenter property.
     MGM MIRAGE and the other defendants dispute Perini’s allegations, and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to CityCenter, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon Hotel & Spa component, property damage and Perini’s failure to perform its obligations to pay Project subcontractors and to prevent filing of liens against the Project. The Company and the CityCenter Owner defendants intend to vigorously assert and protect their interests in the lawsuit.
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

     As of March 31, 2010, long-term variable rate borrowings represented approximately 28% of our total borrowings. Assuming a 100 basis-point increase in LIBOR over the 2% floor specified in our senior credit facility, our annual interest cost would change by approximately $38 million based on gross amounts outstanding at March 31, 2010. The following table provides additional information about our long-term debt subject to changes in interest rates:

								Fair Value
	Debt maturing in,							March 31,
	2010	2011	2012	2013	2014	Thereafter	Total	2010
	(In millions)
Fixed rate	$783	$530	$545	$1,346	$1,142	$4,748	$9,094	$7,962
Average interest rate	8.5%	7.9%	6.8%	10.1%	8.4%	9.8%	9.2%
Variable rate	$—	$1,032	$—	$—	$2,569	$—	$3,601	$3,260
Average interest rate	N/A	6.0%	N/A	N/A	7.0%	N/A	6.7%
Forward-looking Statements
     This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to generate significant cash flow, amounts that we expect to receive in federal tax refunds, amounts we will invest in capital expenditures, amounts we will pay under the CityCenter completion guarantee, amounts we receive from the sale of residential units at CityCenter and statements relating to future actions, business plans and prospects. The foregoing is not a complete list of all forward-looking statements we make.
     Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you not to put undue reliance on forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among others, regional, national or global political, economic, business, competitive, market, and regulatory conditions and the following:
•	our substantial indebtedness and significant financial commitments;

•	restrictions in our senior credit facility and other senior indebtedness;

•	competition with other destination travel locations throughout the United States and the world;

•	the fact that several of our businesses are subject to extensive regulation;

•	disruption due to extreme weather conditions;

•	changes in energy prices;

•	our concentration of gaming resorts on the Las Vegas Strip;

•	leisure and business travel is susceptible to global geopolitical events, such as terrorism or acts of war;

•	investing through partnerships or joint ventures, including CityCenter and MGM Grand Macau;

•	disruptions in our plans for future construction;

•	the outcome of any ongoing and future litigation;

•	the fact that Tracinda Corporation owns a significant portion of our stock and may have interests that differ from the interests of our other shareholders; and

•	a significant portion of our labor force is covered by collective bargaining agreements.
     Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which it is made. Other factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K reports and our other filings with the Securities and Exchange Commission. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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
     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a- 15(e) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
     During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
     For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant developments in any of the cases disclosed in our Form 10-K in the three months ended March 31, 2010, except as follows:
     CityCenter construction litigation. On or about March 24, 2010, Perini Building Company, Inc., general contractor for the CityCenter development project (the “Project”), filed a lawsuit in the Eighth Judicial District Court for Clark County, State of Nevada, Case No. A-10-612676, against MGM MIRAGE Design Group (a wholly-owned subsidiary of MGM MIRAGE which was the original party to the Perini construction agreement) and certain direct or indirect subsidiaries of CityCenter Holdings, LLC (the “CityCenter Owners”). Perini asserts that the Project was substantially completed, but the defendants failed to pay Perini approximately $490 million allegedly due and owing under the construction agreement for labor, equipment and materials expended on the Project. The complaint further charges the defendants with failure to provide timely and complete design documents, late delivery to Perini of design changes, mismanagement of the change order process, obstruction of Perini’s ability to complete the Harmon Hotel & Spa component, and fraudulent inducement of Perini to compromise significantly amounts due for its general conditions. The complaint advances claims for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment and promissory estoppel, and fraud and intentional misrepresentation. Perini seeks compensatory damages, punitive damages, attorney’s fees and costs.
     On or about April 29, 2010, Perini served an amended complaint in this case which joins as defendants many owners of CityCenter residential condominium units (the “Condo Owner Defendants”), adds a count for foreclosure of Perini’s recorded master mechanic’s lien against the CityCenter property in the amount of $491,240,000, and asserts the priority of this mechanic’s lien over the interests of the CityCenter Owners, the Condo Owner Defendants and the Project lenders in the CityCenter property.
     MGM MIRAGE and the other defendants dispute Perini’s allegations, and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to CityCenter, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon Hotel & Spa component, property damage and Perini’s failure to perform its obligations to pay Project subcontractors and to prevent filing of liens against the Project. The Company and the CityCenter Owner defendants intend to vigorously assert and protect their interests in the lawsuit.

Item 1A.	Risk Factors
     A complete description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to those factors in the three months ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. We did not repurchase shares of our common stock during the quarter ended March 31, 2010. The maximum number of available for repurchase as under our May 2008 repurchase program was 20 million as of March 31, 2010.

Item 6.	Exhibits
4.1	Indenture dated as of March 16, 2010, among the Company, the Subsidiary Guarantors party thereto, and U.S. Bank National Association as Trustee with respect to $845 million aggregate principal amount of 9% Senior Secured Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 14, 2010 (the “April 14, 2010 8-K”)).

4.2	Security Agreement, dated as of March 16, 2010, among MGM Grand Hotel, LLC, and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the April 14, 2010 8-K).

4.3	Pledge Agreement, dated as of March 16, 2010, between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the April 14, 2010 8-K).

4.4	Registration Rights Agreement, dated as of March 16, 2010, between the Company, the guarantors named therein, Banc of America Securities LLC and the initial purchasers named therein (incorporated by reference to Exhibit 4.4 to the April 14, 2010 8-K).

4.5	Indenture dated as of April 10, 2010, among the Company, as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association as Trustee with respect to $1.15 billion aggregate principal amount of 4.25% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 16, 2010 (the “April 22, 2010 8-K”)).

10.1	Agreement dated as of February 26, 2010, by and among Marina District Development Holding Co., LLC, Boyd Atlantic City, Inc., Boyd Gaming Corporation, MAC, Corp., and MGM MIRAGE.

10.2	Stipulation of Settlement in the Matter of the Reopened 2005 Casino License Hearing of Marina District Development Company, LLC (“MDDC”) dated March 11, 2010, by and among the State of New Jersey — Department of Law and Public Safety — Division of Gaming Enforcement, MGM MIRAGE, Boyd Gaming Corporation, Boyd Atlantic City, Inc., Marina District Development Holding Co., LLC and MDDC.

10.3	Amendment No. 9, dated February 25, 2010 to the Fifth Amended and Restated Loan Agreement dated as of October 3, 2006, by and among MGM MIRAGE, as borrower; MGM Grand Detroit, LLC, as co-borrower; the Lenders and Co-Documentation Agents named therein; Bank of America, N.A., as Administrative Agent; the Royal Bank of Scotland PLC, as Syndication Agent; Bank of America Securities LLC and The Royal Bank of Scotland PLC, as Joint Lead Arrangers; and Bank of America Securities LLC, The Royal Bank of Scotland PLC, J.P. Morgan Securities Inc., Citibank North America, Inc. and Deutsche Bank Securities Inc., as Joint Book Managers (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated March 3, 2010).

10.4	Sixth Amended and Restated Loan Agreement, dated as of March 16, 2010, by and among MGM MIRAGE, as borrower, MGM Grand Detroit, LLC, as co-borrower, the Lenders named therein, Bank of America, N.A., as Administrative Agent and Banc of America Securities LLC, RBS Securities, Inc., J.P. Morgan Securities Inc., Barclays Capital, BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Citibank North America, Inc., Sumitomo Mitsui Banking Corporation, Bank of Scotland PLC, Commerzbank, Wachovia Bank, National Association, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Joint Lead Arrangers (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated March 22, 2010).

10.5	Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.1 to the April 22, 2010 8-K).

10.6	Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the April 22, 2010 8-K).

10.7	Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.3 to the April 22, 2010 8-K).

10.8	Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.4 to the April 22, 2010 8-K).

10.9	Confirmation for Additional Capped Call Transaction, dated as of April 16, 2010, between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.5 to the April 22, 2010 8-K).

10.10	Confirmation for Additional Capped Call Transaction, dated as of April 16, 2010, between the Company and Barclays Bank PLC (incorporated by reference to Exhibit 10.6 to the April 22, 2010 8-K).

10.11	Confirmation for Additional Capped Call Transaction, dated as of April 16, 2010, between the Company and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.7 to the April 22, 2010 8-K).

10.12	Confirmation for Additional Capped Call Transaction, dated as of April 16, 2010, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.8 to the April 22, 2010 8-K).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM MIRAGE
Date: May 7, 2010	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: May 7, 2010		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)