Form 10-Q
period 2010-06-30
MGM Resorts International
filed 2010-08-09
CIK 789570

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-10362
MGM Resorts International

(Exact name of registrant as specified in its charter)

Delaware	88-0215232

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3600 Las Vegas Boulevard South, Las Vegas, Nevada 89109

(Address of principal executive offices — Zip Code)
(702) 693-7120

(Registrant’s telephone number, including area code)
MGM MIRAGE

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, $.01 par value	Outstanding at August 2, 2010 441,317,101 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
FORM 10-Q
I N D E X

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets at June 30, 2010 and December 31, 2009	1

Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2010 and June 30, 2009	2

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and June 30, 2009	3

Condensed Notes to Consolidated Financial Statements	4-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-29

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6. Exhibits	32-33

SIGNATURES	35
EX-3.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$1,013,208	$2,056,207
Accounts receivable, net	363,031	368,474
Inventories	96,805	101,809
Income tax receivable	194,474	384,555
Deferred income taxes	34,901	38,487
Prepaid expenses and other	89,537	103,969

Total current assets	1,791,956	3,053,501

Property and equipment, net	14,814,594	15,069,952

Other assets
Investments in and advances to unconsolidated affiliates	2,118,498	3,611,799
Goodwill	86,353	86,353
Other intangible assets, net	343,192	344,253
Other long-term assets, net	832,954	352,352

Total other assets	3,380,997	4,394,757

	$19,987,547	$22,518,210

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$117,463	$173,719
Current portion of long-term debt	—	1,079,824
Accrued interest on long-term debt	221,447	206,357
Other accrued liabilities	856,077	923,701

Total current liabilities	1,194,987	2,383,601

Deferred income taxes	2,653,470	3,031,303
Long-term debt	13,046,639	12,976,037
Other long-term obligations	243,293	256,837

Commitments and contingencies (Note 4)

Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares; Issued and outstanding 441,314,885 and 441,222,251 shares	4,413	4,412
Capital in excess of par value	3,457,200	3,497,425
Retained earnings (accumulated deficit)	(609,685)	370,532
Accumulated other comprehensive loss	(2,770)	(1,937)

Total stockholders’ equity	2,849,158	3,870,432

	$19,987,547	$22,518,210

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Casino	$589,392	$625,570	$1,200,149	$1,290,297
Rooms	345,219	350,295	659,122	705,339
Food and beverage	360,217	357,859	676,373	696,256
Entertainment	123,935	123,373	240,617	241,430
Retail	51,062	54,311	94,951	102,260
Other	137,060	130,529	257,839	254,219
Reimbursed costs	90,361	13,273	183,684	26,956

	1,697,246	1,655,210	3,312,735	3,316,757
Less: Promotional allowances	(159,551)	(161,055)	(317,648)	(323,807)

	1,537,695	1,494,155	2,995,087	2,992,950

Expenses
Casino	346,367	349,831	692,312	725,348
Rooms	108,009	106,147	208,755	216,974
Food and beverage	204,675	199,032	387,287	393,359
Entertainment	90,261	88,622	181,257	176,364
Retail	30,579	34,455	58,578	66,076
Other	84,127	72,222	162,154	142,345
Reimbursed costs	90,361	13,273	183,684	26,956
General and administrative	282,404	273,617	558,458	534,857
Corporate expense	31,950	43,006	56,828	67,367
Preopening and start-up expenses	537	9,410	4,031	17,481
Property transactions, net	1,126,282	3,248	1,126,971	(191,877)
Depreciation and amortization	164,766	174,368	327,900	351,226

	2,560,318	1,367,231	3,948,215	2,526,476

Income (loss) from unconsolidated affiliates	(26,194)	4,175	(107,112)	19,724

Operating income (loss)	(1,048,817)	131,099	(1,060,240)	486,198

Non-operating income (expense)
Interest income	876	6,296	1,642	10,678
Interest expense, net	(291,169)	(201,287)	(555,344)	(372,923)
Non-operating items from unconsolidated affiliates	(31,574)	(12,314)	(54,924)	(23,445)
Other, net	7,713	(234,181)	148,802	(235,519)

	(314,154)	(441,486)	(459,824)	(621,209)

Loss before income taxes	(1,362,971)	(310,387)	(1,520,064)	(135,011)
Benefit for income taxes	479,495	97,812	539,847	27,635

Net loss	$(883,476)	$(212,575)	$(980,217)	$(107,376)

Loss per share of common stock
Basic	$(2.00)	$(0.60)	$(2.22)	$(0.34)

Diluted	$(2.00)	$(0.60)	$(2.22)	$(0.34)

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(980,217)	$(107,376)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	327,900	351,226
Amortization of debt discounts, premiums and issuance costs	39,731	18,512
(Gain) loss on retirement of long-term debt	(140,642)	58,265
Provision for doubtful accounts	19,135	31,488
Stock-based compensation	17,557	17,756
Business interruption insurance — lost profits	—	(15,115)
Property transactions, net	1,126,971	(191,877)
Convertible note investment impairment	—	175,690
Loss from unconsolidated affiliates	165,529	20,450
Distributions from unconsolidated affiliates	19,909	32,331
Deferred income taxes	(349,177)	117,561
Change in current assets and liabilities
Accounts receivable	(15,316)	(18,697)
Inventories	5,004	7,979
Income taxes receivable and payable	183,211	(72,354)
Prepaid expenses and other	14,432	3,684
Accounts payable and accrued liabilities	(88,691)	(52,889)
Business interruption insurance recoveries	—	16,391
Other	4,508	(4,996)

Net cash provided by operating activities	349,844	388,029

Cash flows from investing activities
Capital expenditures, net of construction payable	(79,095)	(93,514)
Proceeds from sale of Treasure Island, net	—	746,266
Dispositions of property and equipment	99	153
Investments in and advances to unconsolidated affiliates	(302,000)	(757,731)
Property damage insurance recoveries	—	7,186
Other	14,810	(4,656)

Net cash used in investing activities	(366,186)	(102,296)

Cash flows from financing activities
Net repayments under bank credit facilities — maturities of 90 days or less	(3,112,807)	(2,671,119)
Borrowings under bank credit facilities — maturities longer than 90 days	5,122,565	6,661,492
Repayments under bank credit facilities — maturities longer than 90 days	(4,341,560)	(5,576,340)
Issuance of senior notes, net	1,995,000	1,459,120
Retirement of senior notes	(508,640)	(1,011,647)
Debt issuance costs	(98,531)	(99,991)
Issuance of common stock in public offering, net	—	1,103,737
Issuance of common stock upon exercise of stock options	—	632
Capped call transactions	(81,478)	—
Payment of Detroit Economic Development Corporation bonds	—	(49,393)
Other	(1,206)	(666)

Net cash used in financing activities	(1,026,657)	(184,175)

Cash and cash equivalents
Net increase (decrease) for the period	(1,042,999)	101,558
Change in cash related to assets held for sale	—	14,154
Balance, beginning of period	2,056,207	295,644

Balance, end of period	$1,013,208	$411,356

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$500,523	$348,778
Federal, state and foreign income taxes paid, net of refunds	(361,533)	(78,215)
Non-cash investing and financing activities
Increase (decrease) in investment in CityCenter related to change in completion guarantee liability	$115,892	$(141,000)
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
     Organization. MGM Resorts International (the “Company”) is a Delaware corporation, formerly named MGM MIRAGE. As of June 30, 2010, approximately 37% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. Tracinda Corporation has significant influence with respect to the election of directors and other matters, but it does not have the power to solely determine these matters. MGM Resorts International acts largely as a holding company and, through wholly-owned subsidiaries, owns and/or operates casino resorts.
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
     MGM Hospitality seeks to leverage the Company’s management expertise and well-recognized brands through strategic partnerships and international expansion opportunities, both gaming and non-gaming, while focusing on international growth. The Company has entered into management agreements for casino and non-casino resorts throughout the world including developments located in the People’s Republic of China, India, Egypt, Vietnam and the United Arab Emirates.
     The Company owns 50% of CityCenter, located between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp (“Infinity World”), a wholly-owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, a 4,000-room casino resort; Mandarin Oriental Las Vegas, a 400-room non-gaming boutique hotel; Crystals, a 425,000 square foot retail district; and Vdara, a 1,495-room luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental—225 units and Veer—approximately 670 units. Aria, Vdara, Mandarin Oriental and Crystals all opened in December 2009 and the residential units within CityCenter began the closing process in early 2010. The Company receives a management fee of 2% of gross revenues for the management of Aria and Vdara, and 5% of EBITDA (as defined in the agreements governing the Company’s management of Aria and Vdara). In addition, the Company receives an annual fee of $3 million for the management of Crystals.
     The Company has 50% interests in MGM Grand Macau, Grand Victoria and Silver Legacy. Pansy Ho Chiu-King owns the other 50% of MGM Grand Macau. Grand Victoria is a riverboat casino in Elgin, Illinois. An affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Silver Legacy is located in Reno, adjacent to Circus Circus Reno, and the other 50% is owned by Eldorado LLC.
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
     The Company settled its final claim with its insurance carriers related to the Monte Carlo fire in the first quarter of 2009 for a total of $74 million. The pre-tax impact on the Company’s statements of operations for the period ending June 30, 2009 related to such insurance recoveries included a $15 million reduction of “General and administrative” expense and a $7 million offset to “Property transactions, net.”
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
     In connection with its accounting for the March 2010 amended and restated credit facility as discussed in Note 3, the Company estimated fair value of its senior credit facility using “Level 1” inputs. The Company also uses “Level 1” inputs for its long-term debt fair value disclosures. When assessing impairment of its investments in unconsolidated affiliates, the Company estimates such fair value using a discounted cash flow analysis utilizing “Level 3” inputs, including market indicators of discount rates and terminal year capitalization rates.
     Reimbursed expenses. The Company recognizes costs reimbursed pursuant to management services as revenue in the period it incurs the costs. Reimbursed costs relate mainly to the Company’s management of CityCenter.
     Recently issued accounting standards. Certain amendments to Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” became effective for the Company beginning January 1, 2010. Such amendments include changes to the quantitative approach to determine the primary beneficiary of a variable interest entity (“VIE”). An enterprise must determine if its variable interest or interests give it a controlling financial interest in a VIE by evaluating whether 1) the enterprise has the power to direct activities of the VIE that have a significant effect on economic performance, and 2) the enterprise has an obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The amendments to ASC 810 also require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The adoption of these amendments did not have a material effect on the Company’s consolidated financial statements.
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
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments — which include only normal recurring adjustments — necessary to present fairly the Company’s financial position as of June 30, 2010 and the results of its operations and cash flows for the three and six month periods ended June 30, 2010 and 2009. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications, which have no effect on previously reported net income, have been made to the 2009 financial statements to conform to the 2010 presentation. The prior year reclassifications relate to the classification of reimbursed costs as separate financial statement line items, while in past periods these costs were recorded to “Other” revenues and expenses. The total amount reclassified to reimbursed costs revenue and expense for the three and six months ended June 30, 2009 was $13 million and $27 million, respectively.

NOTE 2 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
     Investments in and advances to unconsolidated affiliates consisted of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
CityCenter Holdings, LLC — CityCenter (50%)	$1,500,629	$2,546,099
Marina District Development Company — Borgata (50%)	—	466,774
Elgin Riverboat Resort—Riverboat Casino — Grand Victoria (50%)	293,613	296,248
MGM Grand Paradise Limited — Macau (50%)	284,669	258,465
Circus and Eldorado Joint Venture — Silver Legacy (50%)	27,714	28,345
Other	11,873	15,868

	$2,118,498	$3,611,799

     As discussed further below, the Company’s investment in CityCenter decreased due to a $1.12 billion impairment charge, the Company’s share of impairment related to residential inventory at CityCenter, and the Company’s share of CityCenter’s operating losses. The Company’s $1.5 billion CityCenter investment and advances balance includes $173 million related to completion guarantee payments to be repaid from condominium sale proceeds as discussed in Note 4.
     As a result of the Company’s ownership interest in Borgata being placed into a trust, as discussed below, the Company no longer has significant influence over Borgata; therefore, the Company discontinued the equity method of accounting for Borgata at the point the assets were placed in the trust, and accounts for its rights under the trust arrangement under the cost method of accounting. The Company also reclassified the carrying value of its investment related to Borgata to “Other long-term assets, net” in the accompanying consolidated balance sheet as of June 30, 2010. Earnings and losses that relate to the investment that were previously accrued remain as a part of the carrying amount of the investment. Distributions received by the trust that do not exceed the Company’s share of earnings are recognized currently in earnings. However, distributions to the trust that exceed the Company’s share of earnings for such periods will be applied to reduce the carrying amount of its investment. In the second quarter of 2010, the trust received distributions from the joint venture of $15 million, of which $6 million was recorded as a reduction of the carrying value and $9 million was recorded as “Other, net” non-operating income.
     The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months		Six Months
For the periods ended June 30,	2010	2009	2010	2009
		(In thousands)
Income (loss) from unconsolidated affiliates	$(26,194)	$4,175	$(107,112)	$19,724
Preopening and start-up expenses	—	(8,848)	(3,493)	(16,729)
Non-operating items from unconsolidated affiliates	(31,574)	(12,314)	(54,924)	(23,445)

	$(57,768)	$(16,987)	$(165,529)	$(20,450)

     Included in income (loss) from unconsolidated affiliates for the three and six months ended June 30, 2010 is the Company’s share of impairment charges relating to completed CityCenter residential inventory. Due to the completion of construction of the Mandarin Oriental residential inventory in the first quarter and completion of the Veer residential inventory in the second quarter, CityCenter is required to carry its residential inventory at the lower of its carrying value or fair value less costs to sell. CityCenter management determined the fair value less costs to sell was below carrying value and as a result recorded impairment charges for the Mandarin Oriental residential inventory in the first quarter and the Veer residential inventory in the second quarter. Fair value of the residential inventory was determined using a discounted cash flow analysis based on management’s current expectations of future cash flows. The key inputs in the discounted cash flow analysis included estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate. These analyses resulted in impairment charges of approximately $171 million in the first quarter of 2010 and $57 million in the second quarter of 2010. The Company recognized 50% of such impairment charges, resulting in pre-tax charges of approximately $29 million and $114 million in the three and six month periods ended June 30, 2010, respectively.
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
     In connection with the settlement agreement discussed above, the Company entered into an amendment to its joint venture agreement with Boyd to permit the transfer of its 50% ownership interest into the trust in connection with the Company’s settlement agreement with the DGE. Boyd would receive a priority partnership distribution of approximately $31 million (equal to the excess prior capital contributions by Boyd) upon successful refinancing of the Borgata credit facility. In addition, Boyd will receive a payment from the trust equal to the greater of $10 million or 3% of the proceeds from the sale of the Company’s 50% interest in Borgata.
     The Company evaluates its investments in unconsolidated affiliates for impairment when events or changes in circumstances indicate that the carrying value of such investment may have experienced an “Other-than-temporary” decline in value. Due to circumstances surrounding the Company’s negotiations with the DGE, the Company reviewed the carrying value of its 50% investment in the Borgata joint venture at December 31, 2009. The Company did not record an impairment charge related to its investment in the Borgata at that time because the Company determined that the fair value of its 50% investment in the Borgata joint venture exceeded its carrying value. The Company does not expect the settlement agreement or amendments to the joint venture agreement to have a material adverse affect on the carrying value of the Company’s investment.
     In July 2010, the Company entered into an agreement to sell four long-term ground leases and their respective underlying real property parcels, approximately 11.3 acres, underlying the Borgata for $73 million. The transaction is subject to customary closing conditions contained in the purchase and sale agreement, including approval by the New Jersey Casino Control Commission and the New Jersey Division of Gaming Enforcement. The Company expects the transaction to close by the fourth quarter of 2010 and expects to record a small gain on the sale.
     CityCenter. In accordance with the CityCenter joint venture agreement, as amended, and the CityCenter bank credit facility, as amended, the Company has provided an unlimited completion and cost overrun guarantee, secured by its interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land — see Note 4 for further discussion. The credit facility allows for the first $250 million of net residential sales proceeds to be used to fund project costs which would otherwise be funded under the new completion guarantee. The joint venture agreement provides that the first $494 million of available distributions must be distributed on a priority basis to Infinity World, with the next $494 million of distributions made to the Company, and distributions shared equally thereafter.
     At June 30, 2010, the Company reviewed its CityCenter investment for impairment using revised operating forecasts developed by CityCenter management late in the second quarter. Based on current and forecasted market conditions and because CityCenter’s results of operations through June 30, 2010 were below previous forecasts, and the revised operating forecasts were lower than previous forecasts, management concluded it should review the carrying value of its investment. The Company’s discounted cash flow analysis for CityCenter included estimated future cash inflows from operations, including residential sales, and estimated future cash outflows for capital expenditures. The analysis used an 11% discount rate and a long term growth rate of 4% related to forecasted cash flows for CityCenter’s operating assets. Based on its analysis, the Company determined that the carrying value of its investment exceeded its fair value and therefore an impairment was indicated. The Company intends to and believes it will be able to retain its investment in CityCenter; however, due to the extent of the shortfall and the Company’s assessment of the uncertainty of fully recovering its investment, the Company determined that the impairment was “other-than-temporary” and recorded an impairment charge of $1.12 billion included in “Property transactions, net.”
     In July 2010, the Company and Infinity World made capital contributions of $32.5 million each. The Company’s contribution was made through a reduction in its receivable from CityCenter. A portion of Infinity World’s cash contribution was used to repay an additional portion of the amounts owed to the Company for costs paid by the Company on behalf of the joint venture.

     Summary balance sheet information for CityCenter is provided below:

	June 30,	December 31,
	2010	2009
	(In thousands)
Current assets	$172,766	$234,383
Property and other assets, net	9,885,432	10,499,278
Current liabilities	641,911	983,419
Long-term debt and other liabilities	2,655,031	2,620,869
Equity	6,761,256	7,129,373
     Summary results of operations for CityCenter are provided below:

	Three Months		Six Months
For the periods ended June 30,	2010	2009	2010	2009
	(In thousands)
Net revenues	$400,685	$290	$660,547	$2,648
Operating expenses, except preopening expenses	(528,697)	(4,301)	(1,037,766)	(8,390)
Preopening and start-up expenses	—	(17,350)	(6,202)	(31,828)

Operating loss	(128,012)	(21,361)	(383,421)	(37,570)
Other non-operating expense	(58,385)	(3,291)	(113,446)	(7,152)

Net loss	$(186,397)	$(24,652)	$(496,867)	$(44,722)

NOTE 3 — LONG-TERM DEBT
     Long-term debt consisted of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
Senior credit facility:
Term loans, net	$2,560,216	$2,119,037
Revolving loans	450,000	3,392,806
$297 million 9.375% senior subordinated notes, repaid in 2010	—	298,135
$645.8 million 8.5% senior notes, due 2010, net	645,775	781,689
$325.5 million 8.375% senior subordinated notes, due 2011	325,470	400,000
$128.7 million 6.375% senior notes, due 2011, net	129,034	129,156
$544.7 million 6.75% senior notes, due 2012	544,650	544,650
$484.2 million 6.75% senior notes, due 2013	484,226	484,226
$150 million 7.625% senior subordinated debentures, due 2013, net	152,785	153,190
$750 million 13% senior secured notes, due 2013, net	711,434	707,144
$508.9 million 5.875% senior notes, due 2014, net	507,767	507,613
$650 million 10.375% senior secured notes, due 2014, net	634,978	633,463
$875 million 6.625% senior notes, due 2015, net	878,004	878,253
$1,150 million 4.25% convertible senior notes, due 2015	1,150,000	—
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$743 million 7.625% senior notes, due 2017	743,000	743,000
$850 million 11.125% senior secured notes, due 2017, net	829,311	828,438
$475 million 11.375% senior notes, due 2018, net	463,383	462,906
$845 million 9% senior secured notes, due 2020	845,000	—
Floating rate convertible senior debentures, due 2033	8,472	8,472
$0.6 million 7% debentures, due 2036, net	573	573
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	2,647	3,196

	13,046,639	14,055,861
Less: Current portion	—	(1,079,824)

	$13,046,639	$12,976,037

     As of June 30, 2010, long-term debt due within one year of the balance sheet date is classified as long-term because the Company has both the intent and ability to repay these amounts with available borrowings under the senior credit facility.

     Interest expense, net consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2010	2009	2010	2009
		(In thousands)
Total interest incurred	$291,169	$268,039	$555,344	$507,869
Interest capitalized	—	(66,752)	—	(134,946)

	$291,169	$201,287	$555,344	$372,923

     Senior credit facility. The Company’s senior credit facility was amended and restated in March 2010, and consists of approximately $2.7 billion in term loans (of which approximately $874 million must be repaid by October 3, 2011) and a $2.0 billion revolving loan (of which approximately $302 million must be repaid by October 3, 2011). The Company had approximately $1.5 billion of available borrowing capacity under its senior credit facility at June 30, 2010.
     Under the restated senior credit facility, loans and revolving commitments aggregating approximately $3.6 billion (the “extending loans”) may be extended to February 21, 2014, provided that the non-extending loans are repaid and certain other conditions, including pro forma availability of a minimum of $350 million under the revolving loan, are satisfied. The restated loan agreement allows the Company to issue unsecured debt, equity-linked securities and equity securities to refinance indebtedness maturing prior to October 3, 2011 and the $1.2 billion portion of the obligations owed to non-extending lenders. After the extension of the senior credit facility, the Company may issue such securities to refinance indebtedness which matures prior to February 21, 2014. In each case (a) indebtedness issued in amounts in excess of $250 million over such interim maturities requires ratable prepayment of the credit facilities in an amount equal to 50% of the net cash proceeds of such excess, and (b) equity issued in amounts in excess of $500 million over such interim maturities require ratable prepayment of the credit facilities in an amount equal to 50% of the net cash proceeds of such excess.
     The Company accounted for the modification related to the extending term loans as an extinguishment of debt because the applicable cash flows under the extended term loans are more than 10% different from the applicable cash flows under the previous loans. Therefore, the extended term loans were recorded at fair value resulting in a $181 million gain and a discount of $181 million to be amortized to interest expense over the term of the extended term loans. In the three and six months ended June 30, 2010, the Company had $10 million of interest related to the amortization of these loans. Fair value of the term loans was based on estimates based on trading prices immediately after the transaction. In addition, the Company wrote off $15 million of existing debt issuance costs related to the previous term loans and had expense of $22 million for new debt issuance costs incurred related to amounts paid to extending term loan lenders in connection with the modification. The Company also wrote off $2 million of existing debt issuance costs related to the reduction in capacity under the non-extending revolving portion of the senior credit facility. In total, the Company recognized a net pre-tax gain on extinguishment of debt of $142 million in “Other, net” non-operating income in the first quarter of 2010.
     Interest on the senior credit facility is based on a LIBOR margin of 5.00% (or, in the case of the non-extending loans, 4.00%), with a LIBOR floor of 2.00%, and a base rate margin of 4.00% (or, in the case of the non-extending loans, 3.00%), with a base rate floor of 4.00%. The weighted average interest rate on outstanding borrowings under the senior credit facility at June 30, 2010 and December 31, 2009 was 6.7% and 6.0%, respectively.
     At June 30, 2010, the Company was required under its senior credit facility to maintain a minimum trailing annual EBITDA (as defined) of $1.0 billion. Additionally, the Company is limited to $400 million of annual capital expenditures (as defined) during 2010. At June 30, 2010, the Company was in compliance with the minimum EBITDA and maximum capital expenditures covenants.
     Senior notes. During the second quarter of 2010 the company repurchased $136 million principal amount of its 8.50% senior notes due 2010 and $75 million principal amount of its 8.375% senior notes due 2011 essentially at par.

     In March 2010, the Company issued $845 million of 9.00% senior secured notes due 2020 for net proceeds to the Company of $826 million. The notes are secured by the equity interests and substantially all of the assets of MGM Grand Las Vegas and otherwise rank equally in right of payment with the Company’s existing and future senior indebtedness. Upon the issuance of such notes, the holders of the Company’s 13% senior notes due 2013 obtained an equal and ratable lien in all collateral securing these notes. The Company used the net proceeds from the senior note issuance to permanently repay approximately $820 million of loans previously outstanding under its credit facility.
     In February 2010, the Company repaid the $297 million of outstanding principal amount of its 9.375% senior subordinated notes due 2010 at maturity.
     Senior convertible notes. In April 2010, the Company issued $1.15 billion of 4.25% convertible senior notes due 2015 for net proceeds to the Company of $1.12 billion. The notes are general unsecured obligations of the Company and rank equally in right of payment with the Company’s other existing senior unsecured indebtedness. The Company used the net proceeds from the senior convertible note issuance to temporarily repay amounts outstanding under its senior credit facility.
     The notes are convertible at an initial conversion rate of approximately 53.83 shares of the Company’s common stock per $1,000 principal amount of the notes, representing an initial conversion price of approximately $18.58 per share of the Company’s common stock. The initial conversion rate was determined based on the closing trading price of the Company’s common stock on the date of the transaction, plus a 27.5% premium. The terms of the notes do not provide for any beneficial conversion features.
     In connection with the offering, the Company entered into capped call transactions to reduce the potential dilution of the Company’s stock upon conversion of the notes. The capped call transactions have a cap price equal to approximately $21.86 per share. The Company paid approximately $81 million for the capped call transactions, which is reflected as a decrease in “Capital in excess of par value” net of $29 million of associated tax benefits.
     Financial instruments that are indexed to an entity’s own stock and are classified as stockholders’ equity in an entity’s statement of financial position are not considered within the scope of derivative instruments. The Company performed an evaluation of the embedded conversion option and capped call transactions, which included an analysis of contingent exercise provisions and settlement requirements, and determined that the embedded conversion option and capped call transactions are considered indexed to the Company’s stock and would be classified as equity, and therefore are not accounted for as derivative instruments. Accordingly, the entire face amount of the notes was recorded as debt until converted or retired at maturity, and the capped call transactions were recorded within equity as described above.
     Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at June 30, 2010 was approximately $11.2 billion, compared to its book value of $13.0 billion. At December 31, 2009, the estimated fair value of the Company’s long-term debt was approximately $12.9 billion, compared to its book value of $14.1 billion. The estimated fair value of the Company’s senior and senior subordinated notes was based on quoted market prices; the fair value of the Company’s senior credit facility was determined using estimates based on recent trading prices.
NOTE 4 – COMMITMENTS AND CONTINGENCIES
     CityCenter completion guarantee. As discussed in Note 2, the Company entered into a completion guarantee requiring an unlimited completion and cost overrun guarantee from the Company, secured by its interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land. Also affecting the potential exposure under the completion guarantee is the ability to utilize up to $250 million of net residential proceeds to fund construction costs, though the timing of receipt of such proceeds is uncertain.
     As of June 30, 2010, the Company has funded $302 million under the completion guarantee. The Company has recorded a receivable from CityCenter of $173 million related to these amounts, which is net of residential proceeds received and used by CityCenter on construction expenditures. At June 30, 2010, the Company had a remaining estimated total net obligation under the completion guarantee of $137 million which represents an estimated $266 million for its total net obligation less $129 million funded to date that is not subject to be refunded to the Company through residential proceeds. The Company believes that it is reasonably possible that its total net obligation may be up to $330 million, which includes estimated litigation costs related to the resolution of disputes with contractors as to the final construction costs and reflects certain estimated offsets to the amounts claimed by the contractors.

     CityCenter construction litigation. In March 2010, Perini Building Company, Inc., general contractor for the CityCenter development project (the “Project”), filed a lawsuit in the Eighth Judicial District Court for Clark County, State of Nevada, against MGM MIRAGE Design Group (a wholly-owned subsidiary of the Company which was the original party to the Perini construction agreement) and certain direct or indirect subsidiaries of CityCenter Holdings, LLC (the “CityCenter Owners”). Perini asserts that the Project was substantially completed, but the defendants failed to pay Perini approximately $490 million allegedly due and owing under the construction agreement for labor, equipment and materials expended on the Project. The complaint further charges the defendants with failure to provide timely and complete design documents, late delivery to Perini of design changes, mismanagement of the change order process, obstruction of Perini’s ability to complete the Harmon Hotel & Spa component, and fraudulent inducement of Perini to compromise significantly amounts due for its general conditions. The complaint advances claims for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment and promissory estoppel, and fraud and intentional misrepresentation. Perini seeks compensatory damages, punitive damages, attorneys’ fees and costs.
     In April 2010, Perini served an amended complaint in this case which joins as defendants many owners of CityCenter residential condominium units (the “Condo Owner Defendants”), adds a count for foreclosure of Perini’s recorded master mechanic’s lien against the CityCenter property in the amount of approximately $491 million, and asserts the priority of this mechanic’s lien over the interests of the CityCenter Owners, the Condo Owner Defendants and the Project lenders in the CityCenter property.
     The CityCenter Owners and the other defendants dispute Perini’s allegations, and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to CityCenter, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon Hotel & Spa component, property damage and Perini’s failure to perform its obligations to pay Project subcontractors and to prevent filing of liens against the Project. The CityCenter Owners and the other defendants intend to vigorously assert and protect their interests in the lawsuit. The range of loss beyond the asserted amount or any gain the joint venture may realize related to the defendants’ counterclaims cannot be reasonably estimated at this time.
     Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At June 30, 2010, the Company had provided $37 million of total letters of credit. Though not subject to a letter of credit, the Company has an agreement with the Nevada Gaming Control Board to maintain $128 million of cash at the corporate level to support normal bankroll requirements at the Company’s Nevada operations.
     Other litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position or results of operations.
NOTE 5 — LOSS PER SHARE OF COMMON STOCK
     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2010	2009	2010	2009
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	441,297	352,457	441,269	314,718
Potential dilution from stock options and restricted stock	—	—	—	—

Weighted-average common and common equivalent shares (used in the calculation of diluted earnings per share)	441,297	352,457	441,269	314,718

     The Company had a loss from continuing operations for the three and six months ended June 30, 2010 and 2009. Therefore, approximately 26.2 million shares for the 2010 three and six month periods and 26.5 million shares for the 2009 three and six month periods underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share for these periods because to include these awards would be anti-dilutive. In addition, the effect of an assumed conversion of the Company’s convertible senior notes due 2015 would be anti-dilutive.
NOTE 6 — COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2010	2009	2010	2009
	(In thousands)
Net loss	$(883,476)	$(212,575)	$(980,217)	$(107,376)
Valuation adjustment to M Resort convertible note, net of tax	—	—	—	962
Currency translation adjustment	(763)	193	(763)	822
Reclassification of comprehensive income to earnings – M Resort note	—	53,305	—	53,305
Other	—	—	(70)	165

	$(884,239)	$(159,077)	$(981,050)	$(52,122)

NOTE 7 — STOCK-BASED COMPENSATION
     Activity under share-based payment plans. As of June 30, 2010, the Company had an aggregate of approximately 14 million shares of common stock available for grant as share-based awards under the Company’s omnibus incentive plan. A summary of activity under the Company’s share-based payment plans for the six months ended June 30, 2010 is presented below:
Stock options and stock appreciation rights (“SARs”)

		Weighted
		Average
	Shares	Exercise
	(000’s)	Price
Outstanding at January 1, 2010	28,211	$23.17
Granted	138	13.00
Exercised	(66)	13.22
Forfeited or expired	(3,022)	22.23

Outstanding at June 30, 2010	25,261	23.26

Exercisable at June 30, 2010	17,416	26.72

     As of June 30, 2010, there was a total of $47 million of unamortized compensation related to stock options and stock appreciation rights expected to vest, which is expected to be recognized over a weighted-average period of 1.8 years.
Restricted stock units (“RSUs”)

		Weighted
		Average
	Shares	Grant-Date
	(000’s)	Fair Value
Nonvested at January 1, 2010	1,080	$15.85
Granted	—	—
Vested	(128)	18.87
Forfeited	(33)	15.72

Nonvested at June 30, 2010	919	15.44

     As of June 30, 2010, there was a total of $43 million of unamortized compensation related to RSUs which is expected to be recognized over a weighted-average period of 1.6 years.

     The following table includes additional information related to stock options, SARs and RSUs:

Six months ended June 30,	2010	2009
	(In thousands)
Intrinsic value of share-based awards exercised or RSUs vested	$1,766	$169
Income tax benefit from share-based awards exercised or RSUs vested	613	59
Proceeds from stock option exercises	—	632
     In 2009, the Company began to net settle stock option exercises, whereby shares of common stock are issued equivalent to the intrinsic value of the option less applicable taxes. Accordingly, the Company no longer receives proceeds from the exercise of stock options.
Recognition of compensation cost. Compensation cost was recognized as follows:

	Three Months		Six Months
For the periods ended June 30,	2010	2009	2010	2009
	(In thousands)
Compensation cost
Stock options and SARS	$4,223	$5,321	$10,020	$10,668
RSUs	4,964	5,225	10,126	10,324

Total compensation cost	9,187	10,546	20,146	20,992
Less: CityCenter reimbursed costs	(1,185)	(1,503)	(2,589)	(3,192)
Less: Compensation cost capitalized	—	(20)	—	(44)

Compensation cost recognized as expense	8,002	9,023	17,557	17,756
Less: Related tax benefit	(2,781)	(3,120)	(6,106)	(6,137)

Compensation expense, net of tax benefit	$5,221	$5,903	$11,451	$11,619

     Compensation cost for SARs is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Three Months		Six Months
For the periods ended June 30,	2010	2009	2010	2009
Expected volatility	74%	82%	74%	81%
Expected term	4.8 years	4.7 years	4.8 years	4.7 years
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.7%	2.4%	1.8%	2.4%
Forfeiture rate	4.8%	3.4%	4.8%	3.4%
Weighted-average fair value of options granted	$7.88	$3.54	$7.80	$3.75
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
NOTE 8 — PROPERTY TRANSACTIONS, NET
     Net property transactions consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2010	2009	2010	2009
	(In thousands)
CityCenter investment impairment charge	$1,122,456	$—	$1,122,456	$—
Insurance recoveries	—	—	—	(7,186)
Gain on sale of TI	—	2,928	—	(187,442)
Other property transactions, net	3,826	320	4,515	2,751

	$1,126,282	$3,248	$1,126,971	$(191,877)

     See Note 2 for discussion of the CityCenter investment impairment charge.

NOTE 9 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION
     Excluding MGM Grand Detroit, LLC and certain minor subsidiaries, the Company’s subsidiaries, which are 100% directly or indirectly owned, have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of June 30, 2010 and December 31, 2009 and for the three and six month periods ended June 30, 2010 and 2009 is as follows:
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At June 30, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$966,314	$733,948	$91,694	$—	$1,791,956
Property and equipment, net	—	14,163,263	663,303	(11,972)	14,814,594
Investments in subsidiaries	16,743,973	460,922	—	(17,204,895)	—
Investments in and advances to unconsolidated affiliates	—	1,833,829	284,669	—	2,118,498
Other non-current assets	361,785	775,432	125,282	—	1,262,499

	$18,072,072	$17,967,394	$1,164,948	$(17,216,867)	$19,987,547

Current liabilities	$354,295	$808,437	$32,255	$—	$1,194,987
Intercompany accounts	(268,251)	187,844	80,407	—	—
Deferred income taxes	2,653,470	—	—	—	2,653,470
Long-term debt	12,298,863	297,776	450,000	—	13,046,639
Other long-term obligations	184,537	58,184	572	—	243,293
Stockholders’ equity	2,849,158	16,615,153	601,714	(17,216,867)	2,849,158

	$18,072,072	$17,967,394	$1,164,948	$(17,216,867)	$19,987,547

	At December 31, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$2,143,019	$810,991	$99,491	$—	$3,053,501
Property and equipment, net	—	14,391,733	690,191	(11,972)	15,069,952
Investments in subsidiaries	17,927,664	447,336	—	(18,375,000)	—
Investments in and advances to unconsolidated affiliates	—	3,353,334	258,465	—	3,611,799
Other non-current assets	152,205	507,500	123,253	—	782,958

	$20,222,888	$19,510,894	$1,171,400	$(18,386,972)	$22,518,210

Current liabilities	$344,707	$926,780	$32,290	$—	$1,303,777
Current portion of long-term debt	1,079,824	—	—	—	1,079,824
Intercompany accounts	(227,808)	120,603	107,205	—	—
Deferred income taxes	3,031,303	—	—	—	3,031,303
Long-term debt	11,929,050	596,987	450,000	—	12,976,037
Other long-term obligations	195,380	60,867	590	—	256,837
Stockholders’ equity	3,870,432	17,805,657	581,315	(18,386,972)	3,870,432

	$20,222,888	$19,510,894	$1,171,400	$(18,386,972)	$22,518,210

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended June 30, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,397,986	$139,709	$—	$1,537,695
Equity in subsidiaries’ earnings	(1,080,285)	24,099	—	1,056,186	—
Expenses:
Casino and hotel operations	2,263	876,612	75,504	—	954,379
General and administrative	2,182	255,437	24,785	—	282,404
Corporate expense	4,865	27,625	(540)	—	31,950
Preopening and start-up expenses	—	537	—	—	537
Property transactions, net	—	1,126,282	—	—	1,126,282
Depreciation and amortization	—	154,593	10,173	—	164,766

	9,310	2,441,086	109,922	—	2,560,318

Income (loss) from unconsolidated affiliates	—	(44,965)	18,771	—	(26,194)

Operating income (loss)	(1,089,595)	(1,063,966)	48,558	1,056,186	(1,048,817)
Interest income (expense), net	(283,688)	1,180	(7,785)	—	(290,293)
Other, net	(4,093)	(4,895)	(14,873)	—	(23,861)

Income (loss) before income taxes	(1,377,376)	(1,067,681)	25,900	1,056,186	(1,362,971)
Benefit (provision) for income taxes	493,900	(13,156)	(1,249)	—	479,495

Net income (loss)	$(883,476)	$(1,080,837)	$24,651	$1,056,186	$(883,476)

	For the Three Months Ended June 30, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,358,557	$135,598	$—	$1,494,155
Equity in subsidiaries’ earnings	117,075	8,103	—	(125,178)	—
Expenses:
Casino and hotel operations	3,552	783,370	76,660	—	863,582
General and administrative	2,167	248,094	23,356	—	273,617
Corporate expense	16,393	29,026	(2,413)	—	43,006
Preopening and start-up expenses	—	9,410	—	—	9,410
Property transactions, net	—	3,248	—	—	3,248
Depreciation and amortization	—	163,657	10,711	—	174,368

	22,112	1,236,805	108,314	—	1,367,231

Income (loss) from unconsolidated affiliates	—	9,249	(5,074)	—	4,175

Operating income (loss)	94,963	139,104	22,210	(125,178)	131,099
Interest income (expense), net	(200,912)	12,055	(6,134)	—	(194,991)
Other, net	(209,745)	(30,000)	(6,750)	—	(246,495)

Income (loss) before income taxes	(315,694)	121,159	9,326	(125,178)	(310,387)
Benefit (provision) for income taxes	103,119	(4,084)	(1,223)	—	97,812

Net income (loss)	$(212,575)	$117,075	$8,103	$(125,178)	$(212,575)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Six Months Ended June 30, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$2,709,008	$286,079	$—	$2,995,087
Equity in subsidiaries’ earnings	(1,123,509)	64,654	—	1,058,855	—
Expenses:
Casino and hotel operations	5,720	1,715,600	152,707	—	1,874,027
General and administrative	4,631	502,679	51,148	—	558,458
Corporate expense	8,514	49,731	(1,417)	—	56,828
Preopening and start-up expenses	—	4,031	—	—	4,031
Property transactions, net	—	1,126,971	—	—	1,126,971
Depreciation and amortization	—	307,557	20,343	—	327,900

	18,865	3,706,569	222,781	—	3,948,215

Income (loss) from unconsolidated affiliates	—	(149,096)	41,984	—	(107,112)

Operating income (loss)	(1,142,374)	(1,082,003)	105,282	1,058,855	(1,060,240)
Interest income (expense), net	(533,727)	(5,270)	(14,705)	—	(553,702)
Other, net	147,464	(31,650)	(21,936)	—	93,878

Income (loss) before income taxes	(1,528,637)	(1,118,923)	68,641	1,058,855	(1,520,064)
Benefit (provision) for income taxes	548,420	(6,018)	(2,555)	—	539,847

Net income (loss)	$(980,217)	$(1,124,941)	$66,086	$1,058,855	$(980,217)

	For the Six Months Ended June 30, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$2,713,634	$279,316	$—	$2,992,950
Equity in subsidiaries’ earnings	438,998	23,150	—	(462,148)	—
Expenses:
Casino and hotel operations	6,934	1,587,052	153,436	—	1,747,422
General and administrative	4,033	483,860	46,964	—	534,857
Corporate expense	24,427	45,341	(2,401)	—	67,367
Preopening and start-up expenses	—	17,481	—	—	17,481
Property transactions, net	—	(191,877)	—	—	(191,877)
Depreciation and amortization	—	329,800	21,426	—	351,226

	35,394	2,271,657	219,425	—	2,526,476

Income (loss) from unconsolidated affiliates	—	28,401	(8,677)	—	19,724

Operating income (loss)	403,604	493,528	51,214	(462,148)	486,198
Interest income (expense), net	(352,626)	—	(9,619)	—	(362,245)
Other, net	(196,801)	(46,206)	(15,957)	—	(258,964)

Income (loss) before income taxes	(145,823)	447,322	25,638	(462,148)	(135,011)
Benefit (provision) for income taxes	38,447	(8,324)	(2,488)	—	27,635

Net income (loss)	$(107,376)	$438,998	$23,150	$(462,148)	$(107,376)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Six Months Ended June 30, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(58,908)	$356,410	$52,342	$—	$349,844

Cash flows from investing activities
Capital expenditures, net of construction payable	—	(77,112)	(1,983)	—	(79,095)
Dispositions of property and equipment	—	99	—	—	99
Investments in and advances to unconsolidated affiliates	—	(302,000)	—	—	(302,000)
Other	—	14,810	—	—	14,810

Net cash used in investing activities	—	(364,203)	(1,983)	—	(366,186)

Cash flows from financing activities
Repayments under bank credit facilities – maturities of 90 days or less	(2,942,807)	—	(170,000)	—	(3,112,807)
Borrowings under bank credit facilities – maturities longer than 90 days	4,672,565	—	450,000	—	5,122,565
Repayments under bank credit facilities – maturities longer than 90 days	(4,061,560)	—	(280,000)	—	(4,341,560)
Issuance of senior notes, net	1,995,000	—	—	—	1,995,000
Retirement of senior notes	(211,684)	(296,956)	—	—	(508,640)
Debt issuance costs	(98,531)	—	—	—	(98,531)
Intercompany accounts	(193,999)	245,673	(51,674)	—	—
Capped call transactions	(81,478)	—	—	—	(81,478)
Other	(539)	(633)	(34)	—	(1,206)

Net cash used in financing activities	(923,033)	(51,916)	(51,708)	—	(1,026,657)

Cash and cash equivalents
Net decrease for the period	(981,941)	(59,709)	(1,349)	—	(1,042,999)
Balance, beginning of period	1,718,616	263,386	74,205	—	2,056,207

Balance, end of period	$736,675	$203,677	$72,856	$—	$1,013,208

	For the Six Months Ended June 30, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(261,115)	$651,826	$(2,682)	$—	$388,029

Cash flows from investing activities
Capital expenditures, net of construction payable	—	(93,212)	(302)	—	(93,514)
Proceeds from sale of Treasure Island, net	—	746,266	—	—	746,266
Dispositions of property and equipment	—	153	—	—	153
Investments in and advances to unconsolidated affiliates	—	(753,033)	—	(4,698)	(757,731)
Property damage insurance recoveries	—	7,186	—	—	7,186
Other	—	(4,656)	—	—	(4,656)

Net cash used in investing activities	—	(97,296)	(302)	(4,698)	(102,296)

Cash flows from financing activities
Repayments under bank credit facilities – maturities of 90 days or less	(2,457,519)	—	(213,600)	—	(2,671,119)
Borrowings under bank credit facilities – maturities longer than 90 days	6,211,492	—	450,000	—	6,661,492
Repayments under bank credit facilities – maturities longer than 90 days	(5,386,340)	—	(190,000)	—	(5,576,340)
Issuance of senior notes, net	1,459,120	—	—	—	1,459,120
Retirement of senior notes	(762,648)	(248,999)	—	—	(1,011,647)
Debt issuance costs	(99,991)	—	—	—	(99,991)
Issuance of common stock in public offering, net	1,103,737	—	—	—	1,103,737
Issuance of common stock upon exercise of stock options	632	—	—	—	632
Intercompany accounts	993,697	(1,040,288)	41,893	4,698	—
Payment of Detroit Economic Development Corporation bonds	—	—	(49,393)	—	(49,393)
Other	—	(635)	(31)	—	(666)

Net cash provided by (used in) financing activities	1,062,180	(1,289,922)	38,869	4,698	(184,175)

Cash and cash equivalents
Net increase (decrease) for the period	801,065	(735,392)	35,885	—	101,558
Change in cash related to assets held for sale	—	14,154	—	—	14,154
Balance, beginning of period	(2,444)	267,602	30,486	—	295,644

Balance, end of period	$798,621	$(453,636)	$66,371	$—	$411,356

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This management’s discussion and analysis of financial condition and results of operations (“MD&A”), contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited combined financial statements and notes for the fiscal year ended December 31, 2009, which were included in our Form 10-K, filed with the SEC on February 26, 2010. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.”
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

     Affect of Economic Factors on Results of Operations
     The state of the U.S. economy has negatively affected our results of operations over the past several years and we expect to continue to be affected by certain aspects of the current economic conditions, including, for example, high unemployment and the weak housing market in 2010. The decrease in liquidity in the credit markets which began in late 2007 and accelerated in late 2008 also significantly affected our results of operations and financial condition.
     Uncertain economic conditions continue to affect our customers’ spending levels. Travel and travel-related expenditures have been affected as businesses and consumers have altered their spending patterns which led to decreases in visitor volumes and customer spending. Businesses responded to the difficult economic conditions by reducing travel budgets. This factor, along with negative perceptions surrounding certain types of business travel, adversly affected convention attendance in Las Vegas in 2009 and 2010. Convention and catering customers cancelled or postponed a significant number of events occurring during 2009 and early 2010. Other conditions currently or recently present in the economic environment which tend to negatively affect our operating results include:
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
     In addition, we suspended Company contributions to our 401(k) plan and our nonqualified deferred compensation plans in 2009; we rescinded cost of living increases for non-union employees in 2009; and we reached an agreement with our primary union to defer the 2009 contractual pay increase. We paid discretionary bonuses for 2009 in February 2010 and we have provided general salary increases to certain salaried employees in 2010. However, company matching contributions to our 401(k) plan and our nonqualified deferred compensation plans will remain frozen until such time as we believe it is prudent to reinstate these benefits.
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
     Senior Credit Facility
     Our senior credit facility was amended and restated in March 2010, and consists of approximately $2.7 billion in term loans (of which approximately $874 million must be repaid by October 3, 2011) and a $2.0 billion revolving loan (of which approximately $302 million must be repaid by October 3, 2011). Under the restated senior credit facility, loans and revolving commitments aggregating approximately $3.6 billion (the “extending loans”) may be extended to February 21, 2014, provided that the non-extending loans are repaid and certain other conditions, including pro forma availability of a minimum of $350 million under the revolving loan, are satisfied. The restated loan agreement allows us to issue unsecured debt, equity-linked securities and equity securities to refinance indebtedness maturing prior to October 3, 2011 and the $1.2 billion portion of the obligations owed to non-extending lenders. After the extension of the senior credit facility, we may issue such securities to refinance indebtedness which matures prior to February 21, 2014. In each case (a) indebtedness issued in amounts in excess of $250 million over such interim maturities requires ratable prepayment of the credit facilities in an amount equal to 50% of the net cash proceeds of such excess, and (b) equity issued in amounts in excess of $500 million over such interim maturities require ratable prepayment of the credit facilities in an amount equal to 50% of the net cash proceeds of such excess.
     We accounted for the modification related to the extending term loans as an extinguishment of debt because the applicable cash flows under the extended term loans are more than 10% different from the applicable cash flows under the previous loans. Therefore, the extended term loans were recorded at fair value resulting in a $181 million gain and a discount of $181 million to be amortized to interest expense over the term of the extended term loans. In the three and six months ended June 30, 2010, we had $10 million of interest related to the amortization of these loans. Fair value of the term loans was based on estimates based on trading prices immediately after the transaction.

     In addition, we wrote-off $15 million of existing debt issuance costs related to the previous term loans and had expense of $22 million for new debt issuance costs incurred related to amounts paid to extending term loan lenders in connection with the modification. We also wrote off $2 million of existing debt issuance costs related to the reduction in capacity under the non-extending revolving portion of the senior credit facility. In total, we recognized a net pre-tax gain on extinguishment of debt of $142 million in “Other, net” non-operating income in the first quarter of 2010.
     Issuance of 4.25% Convertible Senior Notes Due 2015.
     In April 2010, we issued $1.15 billion of 4.25% convertible senior notes due 2015 for net proceeds to us of $1.12 billion. The notes are general unsecured obligations of ours and rank equally in right of payment with our other existing senior unsecured indebtedness. We used the net proceeds from the senior convertible note issuance to temporarily repay amounts outstanding under our senior credit facility.
     The notes are convertible at an initial conversion rate of approximately 53.83 shares of our common stock per $1,000 principal amount of the notes, representing an initial conversion price of approximately $18.58 per share of our common stock. The initial conversion rate was determined based on the closing trading price of our common stock on the date of the transaction, plus a 27.5% premium. The terms of the notes do not provide for any beneficial conversion features.
     In connection with the offering, we entered into capped call transactions to reduce the potential dilution of our stock upon conversion of the notes. The capped call transactions have a cap price equal to approximately $21.86 per share. We paid approximately $81 million for the capped call transactions, which is reflected as a decrease in “Capital in excess of par value” net of $29 million of associated tax benefits.
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
     As a result of our ownership interest in Borgata being placed into the trust, we no longer have significant influence over Borgata; therefore, we discontinued the equity method of accounting for Borgata at the point the assets were placed in the trust, and account for our rights under the trust arrangement under the cost method of accounting. We also reclassified the carrying value of our investment related to Borgata to “Other long-term assets, net” in the accompanying consolidated balance sheet as of June 30, 2010. Earnings and losses that relate to the investment that were previously accrued remain as a part of the carrying amount of the investment. Distributions received by the trust that do not exceed our share of earnings are recognized currently in earnings. However, distributions to the trust that exceed our share of earnings for such periods will be applied to reduce the carrying amount of our investment. In the second quarter of 2010, the trust received distributions from the joint venture of $15 million, of which $6 million was recorded as a reduction of the carrying value and $9 million was recorded as “Other, net” non-operating income.

     In July 2010, we entered into an agreement to sell four long-term ground leases and their respective underlying real property parcels, approximately 11.3 acres, underlying the Borgata for $73 million. The transaction is subject to customary closing conditions contained in the purchase and sale agreement, including approval by the New Jersey Casino Control Commission and the New Jersey Division of Gaming Enforcement. We expect the transaction to close by the fourth quarter of this year and expect to record a small gain on the sale.
     Impairments
     A complete discussion of our critical accounting policies related to impairments of long-lived assets and investments in unconsolidated affiliates is included in our Form 10-K for the period ending December 31, 2009. We did not review any of our wholly-owned long-lived asset groups – generally our operating resorts – for impairment as of June 30, 2010 as we did not identify circumstances that existed that would indicate the carrying value of our long-lived assets may not be recoverable. Historically, the undiscounted cash flows of our long-lived assets have exceeded their carrying values by a substantial margin such that any recent decline in operating performance would not be indicative of a potential impairment. However, we did review the carrying value of our investment in CityCenter as discussed further below.
     At June 30, 2010, we reviewed our CityCenter investment for impairment using revised operating forecasts developed by CityCenter management late in the second quarter. Because CityCenter’s results of operations through June 30, 2010 were below previous forecasts, the fact that the revised operating forecasts were lower than previous forecasts, and based on current and forecasted market conditions, we concluded we should review the carrying value of our investment. Our discounted cash flow analysis for CityCenter included estimated future cash inflows from operations, including residential sales and estimated future cash outflows for capital expenditures. The analysis used an 11% discount rate and a long term growth rate of 4% related to forecasted cash flows for CityCenter’s operating assets. Based on our analysis, we determined that the carrying value of our investment exceeded its fair value and therefore an impairment was indicated. We intend to and believe we will be able to retain our investment in CityCenter; however, due to the extent of the shortfall and our assessment of the uncertainty of fully recovering our investment, we determined that the impairment was “other-than – temporary” and recorded an impairment charge of $1.12 billion included in “Property transactions, net.”
     In addition, due to the completion of construction of the Mandarin Oriental residential inventory in the first quarter and completion of the Veer residential inventory in the second quarter, CityCenter is required to carry its residential inventory at the lower of its carrying value or fair value less costs to sell. CityCenter management determined the fair value less costs to sell was below carrying value and as a result recorded impairment charges for the Mandarin Oriental in the first quarter and the Veer residential inventory in the second quarter. Fair value of the residential inventory was determined using a discounted cash flow analysis based on management’s current expectations of future cash flows. The key inputs in the discounted cash flow analysis included estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate. These analyses resulted in impairment charges of approximately $171 million in the first quarter of 2010 and $57 million in the second quarter of 2010. We recognized 50% of such impairment charges, resulting in pre-tax charges of approximately $29 million and $114 million in the three and six month periods, respectively.
     Reimbursed Costs
     Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services. We recognize costs reimbursed pursuant to management services as revenue in the period we incur the costs. Reimbursed costs related mainly to our management of CityCenter were $90 million and $13 million for the second quarter of 2010 and 2009, respectively, and $184 million and $27 million for the six months ended June 30, 2010 and 2009, respectively.
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
     Results of Operations
     The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2010 and 2009. Certain results referenced in this section are on a “same store” basis excluding the results of Treasure Island, which we sold in March 2009.
     Summary Financial Results
     Our net revenue increased 3% for the second quarter of 2010 compared to the same quarter in the prior year, which included approximately $90 million of reimbursed costs revenue in the second quarter of 2010 compared to $13 million in the second quarter of 2009. Excluding reimbursed costs revenue, net revenue decreased 2%. Net revenue for the 2010 six month period was flat compared to the prior year and included approximately $184 million of reimbursed costs in the current year compared to $27 million in the prior year.

     On a same store basis, excluding reimbursed costs revenue, net revenue decreased 3% for the six month period. Revenues in the second quarter of 2010 were negatively affected by a decrease in company-wide table games hold percentage, which was near the low end of our normal range in the current year quarter. Revenues in general continue to be negatively affected by a reduction in consumer discretionary spending due to the weakened economy. See further discussion of revenue trends below in “Operating Results — Detailed Revenue Information.”
     Operating loss for the second quarter of 2010 was $1.0 billion compared to operating income of $131 million in the second quarter of 2009. The 2010 results were negatively affected by a $1.12 billion impairment charge related to our investment in CityCenter and our share of a residential inventory impairment charge at CityCenter of approximately $29 million, partially offset by $28 million of income related to our share of forfeited residential deposits at CityCenter. The 2009 results were negatively affected by a $12 million charge related to our postponed North Las Vegas Strip joint venture. Excluding the foregoing impairment charges and forfeited residential deposit income, preopening expenses and other property transactions, our operating income decreased 50% for the second quarter of 2010 with an operating margin of 5% in the current year quarter compared to 11% in the prior year quarter. These decreases are largely the result of our share of the operating losses at CityCenter.
     For the six months, operating loss was $1.1 billion compared to operating income of $486 million in the prior year. The 2010 operating loss was negatively affected by the items discussed above and our share of an additional residential impairment charge at CityCenter in the first quarter. Our share of residential impairment charges for the six months totaled $114 million, partially offset by our share of forfeited deposits of $40 million. The 2009 results were positively affected by the pre-tax gain of $187 million on Treasure Island and $22 million of insurance recoveries related to the Monte Carlo fire. Excluding the impairment charges and forfeited residential deposit income, preopening expenses and other property transactions, operating income decreased 53% for the six months and operating margin was 5% in the current year compared to 10% in the prior year. These decreases are largely the result of our share of the operating losses at CityCenter.
Operating Results — Detailed Revenue Information
     The following table presents details of our net revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	Percentage			Percentage
	2010	Change	2009	2010	Change	2009
	(Dollars in thousands)
Casino revenue, net:
Table games	$192,338	(11)%	$215,193	$405,018	(12)%	$459,166
Slots	380,210	(3)%	391,069	756,817	(4)%	788,402
Other	16,844	(13)%	19,308	38,314	(10)%	42,729

Casino revenue, net	589,392	(6)%	625,570	1,200,149	(7)%	1,290,297

Non-casino revenue:
Rooms	345,219	(1)%	350,295	659,122	(7)%	705,339
Food and beverage	360,217	1%	357,859	676,373	(3)%	696,256
Entertainment, retail and other	402,418	25%	321,486	777,091	24%	624,865

Non-casino revenue	1,107,854	8%	1,029,640	2,112,586	4%	2,026,460

	1,697,246	3%	1,655,210	3,312,735	0%	3,316,757
Less: Promotional allowances	(159,551)	(1)%	(161,055)	(317,648)	(2)%	(323,807)

	$1,537,695	3%	$1,494,155	$2,995,087	0%	$2,992,950

     Table games revenue decreased 11% for the second quarter and was negatively affected by a lower table games hold percentage — approximately 100 basis points — though still within the normal hold range. Total table games revenue was also affected by table games volume decreasing 4% for the quarter. Within table games, baccarat volume increased 10% while other table games volume decreased 7%. Slots revenue decreased 3% in the second quarter with a 7% decrease at our Las Vegas Strip resorts.
     Table games revenue decreased 10% year to date on a same store basis, affected by a 110 basis point decrease in table games hold. Hold percentage in the 2010 and 2009 year to date period were both within our normal hold range. Table game volume including baccarat declined 2%, with baccarat volumes increasing by 14% year to date. Slots revenue was down 2% on a same store basis with a 6% decrease at our Las Vegas Strip resorts.

     Rooms revenue in the second quarter decreased 1%, with a 2% decrease in Las Vegas Strip REVPAR. On a same store basis, rooms revenue year to date decreased 4% with a decrease in Las Vegas Strip REVPAR of 4%. The following table shows key hotel statistics for our Las Vegas Strip Resorts on a same store basis:

	Three Months		Six Months
For the periods ended June 30,	2010	2009	2010	2009

Occupancy	93%	94%	89%	91%
Average Daily Rate (ADR)	$110	$111	$111	$114
Revenue per Available Room (REVPAR)	102	104	98	103
     Food and beverage revenue was up 1% over the prior year second quarter and down 1% for the year to date period on a same store basis. Entertainment revenues were flat for the second quarter and up 3% year to date due to new entertainment including Disney’s The Lion King, added during the second quarter of 2009.
     Operating Results — Details of Certain Charges
     Preopening and start-up expenses largely consisted of our share of CityCenter’s preopening costs in 2010 and 2009.
Property transactions, net consisted of the following:

	Three Months		Six Months
For the periods ended June 30,	2010	2009	2010	2009
	(In thousands)
CityCenter investment impairment charge	$1,122,456	$—	$1,122,456	$—
Insurance recoveries	—	—	—	(7,186)
Gain on sale of TI	—	2,928	—	(187,442)
Net (gains) losses on sale or disposal of fixed assets	3,826	320	4,515	2,751

	$1,126,282	$3,248	$1,126,971	$(191,877)

     Operating Results — Income from Unconsolidated Affiliates
     Income from unconsolidated affiliates decreased to a loss of $26 million in the current year quarter compared to income of $4 million in the second quarter of 2009 and a loss of $107 million in 2010 compared to income of $20 million in 2009 for the six month period. The current quarter included $56 million of losses from CityCenter, including our share of the residential inventory impairment charge of approximately $29 million. Year to date income was affected by our share of the net losses at CityCenter of $174 million, which included $114 million related to our share of the residential inventory impairment charges. In addition, we ceased recording Borgata operating results as income from unconsolidated affiliates under the equity method of accounting in the first quarter of 2010. Income from unconsolidated affiliates from Borgata was $14 million in the second quarter of 2009, and $7 million and $26 million for the six months of 2010 and 2009, respectively.
     The losses at CityCenter were partially offset by our share of operating income at MGM Grand Macau, which earned operating income of $40 million in the second quarter of 2010, including depreciation expense of $21 million, a significant increase compared to an operating loss of $8 million in the 2009 second quarter, which included depreciation expense of $22 million. MGM Grand Macau earned operating income of $89 million in the six month period of 2010, including $43 million of depreciation expense, compared to an operating loss of $12 million in the 2009 period, which included depreciation expense of $43 million.
     Non-operating Results
     Net interest expense increased to $291 million in the 2010 second quarter from $201 million in the 2009 period and increased to $555 million compared to $373 million for the six month period. Interest expense increased due to higher borrowing rates under our senior credit facility and higher interest rates on public debt issued in 2009 and 2010. We ceased capitalization of interest expense related to CityCenter in December 2009 and do not have any other major construction projects ongoing; therefore, we did not have any capitalized interest in 2010.
     During the second quarter of 2010, we recorded $9 million in “Other, net” related to income from Borgata, as discussed in “Executive Overview — Borgata.” The prior year second quarter included a $176 million impairment charge related to our M Resort LLC convertible note, as well as a $58 million loss associated with retirement of long-term debt in connection with our May 2009 senior secured note issuance. “Other, net” for the six month period included a $141 million gain on debt redemption in 2010, as well as the items noted above.

     Non-GAAP Measures
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
     The following table presents a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Adjusted EBITDA	$242,768	$318,125	$398,662	$663,028
Preopening and start-up expenses	(537)	(9,410)	(4,031)	(17,481)
Property transactions, net	(1,126,282)	(3,248)	(1,126,971)	191,877
Depreciation and amortization	(164,766)	(174,368)	(327,900)	(351,226)

Operating income (loss)	(1,048,817)	131,099	(1,060,240)	486,198

Non-operating income (expense)
Interest expense, net	(290,293)	(194,991)	(553,702)	(362,245)
Other, net	(23,861)	(246,495)	93,878	(258,964)

Loss before income taxes	(1,362,971)	(310,387)	(1,520,064)	(135,011)
Benefit for income taxes	479,495	97,812	539,847	27,635

Net loss	$(883,476)	$(212,575)	$(980,217)	$(107,376)

     Adjusted EBITDA decreased 24% and 40% for the three and six month periods, respectively. Adjusted EBITDA for the second quarter of 2010 was negatively affected by our share of losses at CityCenter, which includes the residential impairment charge of approximately $29 million, offset by $28 million of income related to forfeited residential deposits. The prior year quarter was affected by the North Las Vegas Strip impairment charge of $12 million. Adjusted EBITDA for the six month period of 2010 includes $114 million related to our share of the residential impairment charges at CityCenter and $40 million of income related to forfeited residential deposits at CityCenter. The 2009 year to date period includes the North Las Vegas Strip impairment charge and Monte Carlo insurance recoveries of $15 million. Excluding these items, Adjusted EBITDA decreased 28% for the six month period.
     Adjusted Property EBITDA for our wholly-owned resorts decreased 16% and 19% for the three and six month periods (on a same store basis). The decreases in Adjusted Property EBITDA were largely due to the factors discussed in “Summary Financial Results” and “Affect of Economic Factors on Results of Operations.”

     The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended June 30, 2010
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$33,267	$—	$5	$24,041	$57,313
MGM Grand Las Vegas	32,896	—	—	19,211	52,107
Mandalay Bay	16,868	—	659	22,815	40,342
The Mirage	3,612	—	(139)	19,746	23,219
Luxor	7,134	—	(10)	10,454	17,578
New York-New York	6,417	—	6,081	7,053	19,551
Excalibur	12,565	—	—	5,845	18,410
Monte Carlo	3,426	—	—	6,233	9,659
Circus Circus Las Vegas	93	—	225	5,213	5,531
MGM Grand Detroit	27,312	—	—	10,153	37,465
Beau Rivage	4,404	—	—	12,296	16,700
Gold Strike Tunica	7,375	—	(1,100)	3,550	9,825
Management operations	(7,274)	—	—	3,570	(3,704)
Other operations	(964)	537	5	1,649	1,227

Wholly-owned operations	147,131	537	5,726	151,829	305,223
CityCenter (50%)	(55,562)	—	—	—	(55,562)
Macau (50%)	18,694	—	—	—	18,694
Other unconsolidated resorts	10,803	—	—	—	10,803

	121,066	537	5,726	151,829	279,158
Stock compensation	(8,002)	—	—	—	(8,002)
Corporate	(1,161,881)	—	1,120,556	12,937	(28,388)

	$(1,048,817)	$537	$1,126,282	$164,766	$242,768

	Three Months Ended June 30, 2009
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$47,292	$—	$—	$28,918	$76,210
MGM Grand Las Vegas	28,229	—	(9)	23,730	51,950
Mandalay Bay	24,486	562	(12)	24,149	49,185
The Mirage	15,736	—	57	16,440	32,233
Luxor	11,281	—	(6)	10,179	21,454
New York-New York	15,456	—	237	7,462	23,155
Excalibur	15,382	—	5	5,841	21,228
Monte Carlo	904	—	(4)	5,535	6,435
Circus Circus Las Vegas	5,092	—	(111)	5,846	10,827
MGM Grand Detroit	22,928	—	—	10,689	33,617
Beau Rivage	4,894	—	157	12,239	17,290
Gold Strike Tunica	7,662	—	—	3,924	11,586
Management operations	1,581	—	—	2,466	4,047
Other operations	1,696	—	6	1,523	3,225

Wholly-owned operations	202,619	562	320	158,941	362,442
CityCenter (50%)	(10,680)	8,675	—	—	(2,005)
Macau (50%)	(5,106)	—	—	—	(5,106)
Other unconsolidated resorts	11,344	173	—	—	11,517

	198,177	9,410	320	158,941	366,848
Stock compensation	(9,023)	—	—	—	(9,023)
Corporate	(58,055)	—	2,928	15,427	(39,700)

	$131,099	$9,410	$3,248	$174,368	$318,125

	Six Months Ended June 30, 2010
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$70,831	$—	$(107)	$48,555	$119,279
MGM Grand Las Vegas	51,279	—	—	39,314	90,593
Mandalay Bay	18,735	—	659	46,348	65,742
The Mirage	13,431	—	(139)	35,352	48,644
Luxor	8,571	—	(10)	21,780	30,341
New York-New York	17,430	—	6,095	14,093	37,618
Excalibur	20,803	—	784	11,690	33,277
Monte Carlo	3,882	—	—	12,226	16,108
Circus Circus Las Vegas	(3,553)	—	225	10,552	7,224
MGM Grand Detroit	57,667	—	—	20,303	77,970
Beau Rivage	8,818	—	3	24,582	33,403
Gold Strike Tunica	13,804	—	(1,100)	7,182	19,886
Management operations	(14,467)	—	—	6,901	(7,566)
Other operations	(3,493)	537	5	3,090	139

Wholly-owned operations	263,738	537	6,415	301,968	572,658
CityCenter (50%)	(177,667)	3,494	—	—	(174,173)
Macau (50%)	41,793	—	—	—	41,793
Other unconsolidated resorts	25,560	—	—	—	25,560

	153,424	4,031	6,415	301,968	465,838
Stock compensation	(17,557)	—	—	—	(17,557)
Corporate	(1,196,107)	—	1,120,556	25,932	(49,619)

	$(1,060,240)	$4,031	$1,126,971	$327,900	$398,662

	Six Months Ended June 30, 2009
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$86,430	$—	$1,154	$56,876	$144,460
MGM Grand Las Vegas	48,388	—	76	48,849	97,313
Mandalay Bay	43,132	752	3	47,950	91,837
The Mirage	28,790	—	296	33,012	62,098
Luxor	19,758	—	271	20,779	40,808
Treasure Island	12,730	—	(1)	—	12,729
New York-New York	28,774	—	237	14,586	43,597
Excalibur	26,130	—	2	11,832	37,964
Monte Carlo	24,206	—	(7,193)	11,229	28,242
Circus Circus Las Vegas	5,503	—	(115)	11,720	17,108
MGM Grand Detroit	52,769	—	—	21,400	74,169
Beau Rivage	10,320	—	157	24,382	34,859
Gold Strike Tunica	16,862	—	—	8,569	25,431
Management operations	3,852	—	—	5,059	8,911
Other operations	(1,369)	—	6	3,071	1,708

Wholly-owned operations	406,275	752	(5,107)	319,314	721,234
CityCenter (50%)	(18,784)	15,914	—	—	(2,870)
Macau (50%)	(8,691)	—	—	—	(8,691)
Other unconsolidated resorts	30,870	815	—	—	31,685

	409,670	17,481	(5,107)	319,314	741,358
Stock compensation	(17,757)	—	—	—	(17,757)
Corporate	94,285	—	(186,770)	31,912	(60,573)

	$486,198	$17,481	$(191,877)	$351,226	$663,028

Liquidity and Capital Resources
     Cash Flows — Operating Activities
     Cash provided by operating activities was $350 million for the six months ended June 30, 2010, compared to $388 million in the prior year period. During the second quarter of 2010 we received a tax refund of approximately $380 million. At June 30, 2010, we held cash and cash equivalents of $1.0 billion.
     Cash Flows — Investing Activities
     In the six months ended June 30, 2010, we paid $302 million related to our completion guarantee for CityCenter, of which $173 million is payable to us from CityCenter out of residential proceeds to be received. Capital expenditures of $79 million in 2010 mainly relate to the purchase of an airplane as well as maintenance capital expenditures at various resorts.
     During the six month period ended June 30, 2009, we received $746 million of net proceeds from the sale of TI and invested $642 million in CityCenter, excluding capitalized interest of $100 million. Capital expenditures of $94 million in 2009 were primarily maintenance capital expenditures and our portion of the construction costs related to the people mover connecting Monte Carlo and Bellagio to CityCenter.
     Cash Flows — Financing Activities
     In the six months ended June 30, 2010, excluding the $1.6 billion we repaid immediately after year end on our senior credit facility, we borrowed net debt of $737 million. During 2010 we issued $1.15 billion of 4.25% convertible senior notes due 2015 for net proceeds of $1.12 billion and issued $845 million of 9% senior secured notes due 2020 for net proceeds of $826 million. We paid $81 million for capped call transactions entered into in connection with the issuance of our convertible senior notes. In addition, we repaid the $297 million outstanding principal amount of our 9.375% senior notes at maturity, and repurchased $136 million principal amount of senior notes due 2010 and $75 million principal amount of senior subordinated notes due 2011, essentially at par.
     In the six months ended June 30, 2009, we repaid net debt of $1.1 billion. In addition, pursuant to our development agreement, we repaid $50 million of bonds issued by the Economic Development Corporation of the City of Detroit. In May 2009, we issued approximately 164.5 million shares of our common stock at $7 per share, for total net proceeds to us of $1.1 billion and issued $650 million of 10.375% senior secured notes due 2014 and $850 million of 11.125% senior secured notes due 2017.
     Other Factors Affecting Liquidity
     Senior notes payable within one year. We have $646 million of principal of senior notes due September 2010 and $325 million of principal of subordinated notes due February 2011. As of June 30, 2010, we had both the intent and ability to repay these amounts with available borrowings under the senior credit facility.
     Borgata settlement. As discussed in “Executive Overview — Borgata,” we entered into a settlement agreement with the DGE agreement under which we will sell our 50% ownership interest in Borgata and related leased land in Atlantic City. Prior to the consummation of the sale, the divestiture trust will retain any cash flows received in respect of the trust property, but will pay property taxes and other costs attributable to the trust property to the extent that minimum trust cash balances are maintained. We have received significant distributions from Borgata in the past few years, and not receiving such distributions until the ultimate sale could negatively affect our liquidity in interim periods.
     CityCenter completion guarantee. In accordance with the CityCenter joint venture agreement, as amended, and the CityCenter bank credit facility, as amended, we have provided an unlimited completion and cost overrun guarantee, secured by our interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land. The credit facility agreement also allows for the first $250 million of net residential sales proceeds to be used to fund project costs which would otherwise be funded under the new completion guarantee. The joint venture agreement, as amended, provides that the first $494 million of available distributions must be distributed on a priority basis to Infinity World, with the next $494 million of distributions made to us, and distributions shared equally thereafter.

     As of June 30, 2010, we have funded $302 million under the completion guarantee. We have recorded a receivable from CityCenter of $173 million related to these amounts, which is net of residential proceeds received and used by CityCenter on construction expenditures. At June 30, 2010, we had a remaining estimated total net obligation under the completion guarantee of $137 million which represents an estimated $266 million for our total net obligation less $129 million funded to date that is not subject to be refunded to us through residential proceeds. We believe that it is reasonably possible that our total net obligation may be up to $330 million, which includes estimated litigation costs related to the resolution of disputes with contractors as to the final construction costs and reflects certain estimated offsets to the amounts claimed by the contractors.
     CityCenter July 2010 capital call. We and Infinity World made capital contributions to CityCenter of $32.5 million each in July 2010. Our contribution was made through a reduction in our receivable from CityCenter. A portion of Infinity World’s cash contribution was used to repay an additional portion of the amounts owed to us for costs paid by us on behalf of the joint venture. If CityCenter is unable to generate sufficient cash flows to fund its future obligations, the joint venture may request additional capital contributions from the partners.
     CityCenter credit facility. CityCenter’s credit facility contains certain financial covenants including requiring CityCenter to maintain certain financial ratios commencing June 30, 2011. At that time, CityCenter will be required to maintain a maximum leverage ratio (debt to EBITDA, as defined) of 5.00:1, and maintain a minimum coverage ratio (EBITDA to interest charges, as defined) of 1.50:1. If CityCenter’s operating results do not improve significantly or its outstanding debt is not reduced it will not meet such financial covenants. The Company can provide no assurance that CityCenter’s operating results will improve, or that its outstanding debt will be reduced, or that amendments to its credit facility could be obtained if required.
     The CityCenter credit facility also contains covenants limiting the maximum aggregate amount of mechanics liens filed against CityCenter. CityCenter obtained an amendment lasting through September 30, 2010 to the credit facility that allows for construction liens in an amount more than sufficient to cover non-duplicative liens that have been filed by CityCenter’s contractors. CityCenter will be required to seek a further amendment to its credit facility if liens at September 30, 2010 remain at current levels. We can provide no assurance that additional mechanics liens will not be filed in the future, or that CityCenter will be able to resolve current outstanding liens prior to September 30, 2010, or that further amendments to its credit facility could be obtained if required.
     CityCenter construction litigation. In March 2010, Perini Building Company, Inc., general contractor for the CityCenter development project (the “Project”), filed a lawsuit in the Eighth Judicial District Court for Clark County, State of Nevada, against MGM MIRAGE Design Group (a wholly-owned subsidiary of the Company which was the original party to the Perini construction agreement) and certain direct or indirect subsidiaries of CityCenter Holdings, LLC (the “CityCenter Owners”). Perini asserts that the Project was substantially completed, but the defendants failed to pay Perini approximately $490 million allegedly due and owing under the construction agreement for labor, equipment and materials expended on the Project. The complaint further charges the defendants with failure to provide timely and complete design documents, late delivery to Perini of design changes, mismanagement of the change order process, obstruction of Perini’s ability to complete the Harmon Hotel & Spa component, and fraudulent inducement of Perini to compromise significantly amounts due for its general conditions. The complaint advances claims for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment and promissory estoppel, and fraud and intentional misrepresentation. Perini seeks compensatory damages, punitive damages, attorneys’ fees and costs.
     In April 2010, Perini served an amended complaint in this case which joins as defendants many owners of CityCenter residential condominium units (the “Condo Owner Defendants”), adds a count for foreclosure of Perini’s recorded master mechanic’s lien against the CityCenter property in the amount of approximately $491 million, and asserts the priority of this mechanic’s lien over the interests of the CityCenter Owners, the Condo Owner Defendants and the Project lenders in the CityCenter property.
     The CityCenter Owners and the other defendants dispute Perini’s allegations, and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to CityCenter, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon Hotel & Spa component, property damage and Perini’s failure to perform its obligations to pay Project subcontractors and to prevent filing of liens against the Project. The CityCenter Owners and the other defendants intend to vigorously assert and protect their interests in the lawsuit. The range of loss beyond the asserted amount or any gain the joint venture may realize related to the defendants’ counterclaims cannot be reasonably estimated at this time.

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
     As of June 30, 2010, long-term variable rate borrowings represented approximately 24% of our total borrowings. Assuming a 100 basis-point increase in LIBOR over the 2% floor specified in our senior credit facility, our annual interest cost would change by approximately $32 million based on gross amounts outstanding at June 30, 2010. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

								Fair Value
	Debt maturing in,							June 30,
	2010	2011	2012	2013	2014	Thereafter	Total	2010
	(In millions)
Fixed rate	$647	$455	$545	$1,384	$1,159	$5,927	$10,117	$8,497
Average interest rate	8.5%	7.8%	6.8%	10.2%	8.4%	8.7%	8.7%
Variable rate	$—	$941	$—	$—	$2,239	$—	$3,180	$2,686
Average interest rate	N/A	6.0%	N/A	N/A	7.0%	N/A	6.7%
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
     Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you not to put undue reliance on forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among others, regional, national or global political, economic, business, competitive, market, and regulatory conditions and the following:
•	our substantial indebtedness and significant financial commitments and our ability to satisfy our obligations;

•	economic and credit market conditions and our ability to refinance our indebtedness and make planned capital expenditures;

•	restrictions in our senior credit facility and other senior indebtedness;

•	competition with other destination travel locations throughout the United States and the world;

•	the fact that several of our businesses are subject to extensive regulation;

•	disruption due to extreme weather conditions;

•	changes in energy prices;

•	our concentration of gaming resorts on the Las Vegas Strip;

•	leisure and business travel is susceptible to global geopolitical events, such as terrorism or acts of war;

•	investing through partnerships or joint ventures, including CityCenter and MGM Grand Macau;

•	disruptions in our plans for future construction;

•	the outcome of any ongoing and future litigation;

•	the fact that Tracinda Corporation owns a significant portion of our stock and may have interests that differ from the interests of our other shareholders; and

•	a significant portion of our labor force is covered by collective bargaining agreements.

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
Item 4. Controls and Procedures
     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a- 15(e) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
     During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant developments in any of the cases disclosed in our Form 10-K in the six months ended June 30, 2010, except as follows:
     CityCenter construction litigation. In March 2010, Perini Building Company, Inc., general contractor for the CityCenter development project (the “Project”), filed a lawsuit in the Eighth Judicial District Court for Clark County, State of Nevada, against MGM MIRAGE Design Group (a wholly-owned subsidiary of the Company which was the original party to the Perini construction agreement) and certain direct or indirect subsidiaries of CityCenter Holdings, LLC (the “CityCenter Owners”). Perini asserts that the Project was substantially completed, but the defendants failed to pay Perini approximately $490 million allegedly due and owing under the construction agreement for labor, equipment and materials expended on the Project. The complaint further charges the defendants with failure to provide timely and complete design documents, late delivery to Perini of design changes, mismanagement of the change order process, obstruction of Perini’s ability to complete the Harmon Hotel & Spa component, and fraudulent inducement of Perini to compromise significantly amounts due for its general conditions. The complaint advances claims for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment and promissory estoppel, and fraud and intentional misrepresentation. Perini seeks compensatory damages, punitive damages, attorneys’ fees and costs.

     In April 2010, Perini served an amended complaint in this case which joins as defendants many owners of CityCenter residential condominium units (the “Condo Owner Defendants”), adds a count for foreclosure of Perini’s recorded master mechanic’s lien against the CityCenter property in the amount of approximately $491 million, and asserts the priority of this mechanic’s lien over the interests of the CityCenter Owners, the Condo Owner Defendants and the Project lenders in the CityCenter property.
     The CityCenter Owners and the other defendants dispute Perini’s allegations, and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to CityCenter, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon Hotel & Spa component, property damage and Perini’s failure to perform its obligations to pay Project subcontractors and to prevent filing of liens against the Project. The CityCenter Owners and the other defendants intend to vigorously assert and protect their interests in the lawsuit. The range of loss beyond the asserted amount or any gain the joint venture may realize related to the defendants’ counterclaims cannot be reasonably estimated at this time.
     Securities and derivative litigation. Sanjay Israni v. Robert H. Baldwin, et al. Filed September 25, 2009. Case No. CV-09-02914, Second Judicial District Court, Washoe County, Nevada. This purported shareholder derivative action against certain former and current directors and a Company officer alleges, among other things, breach of fiduciary duty by defendants' asserted insider selling and misappropriation of information; abuse of control; gross mismanagement; waste of corporate assets; unjust enrichment; and contribution and indemnification. MGM Resorts International is named as a nominal defendant. In May 2010, plaintiffs amended the complaint to, among other things, allege additional bases for their claims based upon the decision of the defendants' to approve our joint venture with Pansy Ho, MGM Grand Macau.
Item 1A. Risk Factors
     A complete description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to those factors in the six months ended June 30, 2010. We have provided a revised risk factor related to our joint venture investments below.
• Investing through partnerships or joint ventures including CityCenter and MGM Grand Macau decreases our ability to manage risk. In addition to acquiring or developing hotels and resorts or acquiring companies that complement our business directly, we have from time to time invested, and expect to continue to invest, as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, the operation of a joint venture is subject to inherent risk due to the shared nature of the enterprise and the need to reach agreements on material matters. In addition, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-venturer might subject hotels and resorts owned by the joint venture to additional risk. Further, we may be unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent. Additionally, should a joint venture partner become bankrupt, we could become liable for our partner’s or co-venturer’s share of joint venture liabilities.
For instance, if CityCenter, 50% owned and managed by us, is unable to meet its financial commitments and we and our partners are unable to support future funding requirements, as necessary, or if CityCenter’s $1.8 billion senior secured credit facility is terminated for any reason, such event could have adverse financial consequences to us. Such credit facility contains certain financial covenants including requiring CityCenter to maintain certain financial ratios commencing June 30, 2011. At that time, CityCenter will be required to maintain a maximum leverage ratio (debt to EBITDA, as defined) of 5.00:1, and maintain a minimum coverage ratio (EBITDA to interest charges, as defined) of 1.50:1. If CityCenter’s operating results do not improve significantly or its outstanding debt is not reduced it will not meet such financial covenants. The Company can provide no assurance that CityCenter’s operating results will improve, or that its outstanding debt will be reduced, or that amendments to its credit facility could be obtained if required.

The CityCenter credit facility also contains covenants limiting the maximum aggregate amount of mechanics liens filed against CityCenter. CityCenter obtained an amendment lasting through September 30, 2010 to the credit facility that allows for construction liens in an amount more than sufficient to cover non-duplicative liens that have been filed by CityCenter’s contractors. CityCenter will be required to seek a further amendment to its credit facility if liens at September 30, 2010 remain at current levels. The Company can provide no assurance that additional mechanics liens will not be filed in the future, or that CityCenter will be able to resolve current outstanding liens prior to September 30, 2010, or that further amendments to its credit facility could be obtained if required.
In addition, in accordance with our joint venture agreement and the CityCenter credit facility, we provided a cost overrun guarantee which is secured by our interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. We did not repurchase shares of our common stock during the quarter ended June 30, 2010. The maximum number of shares available for repurchase under our May 2008 repurchase program was 20 million as of June 30, 2010.
Item 6. Exhibits
3.1	Amended and Restated Certificate of Incorporation of the Company.

3.2	Amended and Restated Bylaws of the Company, effective June 15, 2010 (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated June 15, 2010).

4.1	Indenture dated as of April 20, 2010, among the Company, as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association as Trustee with respect to $1.15 billion aggregate principal amount of 4.25% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 16, 2010 (the “April 22, 2010 8-K”)).

10.1	Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.1 to the April 22, 2010 8-K).

10.2	Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the April 22, 2010 8-K).

10.3	Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.3 to the April 22, 2010 8-K).

10.4	Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.4 to the April 22, 2010 8-K).

10.5	Confirmation for Additional Capped Call Transaction, dated as of April 16, 2010, between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.5 to the April 22, 2010 8-K).

10.6	Confirmation for Additional Capped Call Transaction, dated as of April 16, 2010, between the Company and Barclays Bank PLC (incorporated by reference to Exhibit 10.6 to the April 22, 2010 8-K).

10.7	Confirmation for Additional Capped Call Transaction, dated as of April 16, 2010, between the Company and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.7 to the April 22, 2010 8-K).

10.8	Confirmation for Additional Capped Call Transaction, dated as of April 16, 2010, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.8 to the April 22, 2010 8-K).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101*	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009 (audited); (ii) Unaudited Statements of Operations for the three and six months ended June 30, 2010 and 2009; (iii) Unaudited Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (iv) Notes to the Unaudited Consolidated Financial Statements (tagged as blocks of text).

*	This exhibit is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International
Date: August 6, 2010	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: August 6, 2010		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX
3.1	Amended and Restated Certificate of Incorporation of the Company.

3.2	Amended and Restated Bylaws of the Company, effective June 15, 2010 (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated June 15, 2010).

4.1	Indenture dated as of April 20, 2010, among the Company, as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association as Trustee with respect to $1.15 billion aggregate principal amount of 4.25% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 16, 2010 (the “April 22, 2010 8-K”)).

10.1	Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.1 to the April 22, 2010 8-K).

10.2	Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the April 22, 2010 8-K).

10.3	Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.3 to the April 22, 2010 8-K).

10.4	Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.4 to the April 22, 2010 8-K).

10.5	Confirmation for Additional Capped Call Transaction, dated as of April 16, 2010, between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.5 to the April 22, 2010 8-K).

10.6	Confirmation for Additional Capped Call Transaction, dated as of April 16, 2010, between the Company and Barclays Bank PLC (incorporated by reference to Exhibit 10.6 to the April 22, 2010 8-K).

10.7	Confirmation for Additional Capped Call Transaction, dated as of April 16, 2010, between the Company and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.7 to the April 22, 2010 8-K).

10.8	Confirmation for Additional Capped Call Transaction, dated as of April 16, 2010, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.8 to the April 22, 2010 8-K).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101*	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009 (audited); (ii) Unaudited Statements of Operations for the three and six months ended June 30, 2010 and 2009; (iii) Unaudited Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (iv) Notes to the Unaudited Consolidated Financial Statements (tagged as blocks of text).

*	This exhibit is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.