Form 10-Q
period 2010-09-30
MGM Resorts International
filed 2010-11-05
CIK 789570

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):
     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, $.01 par value	Outstanding at November 1, 2010 482,369,501 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$552,757	$2,056,207
Accounts receivable, net	324,206	368,474
Inventories	93,479	101,809
Income tax receivable	180,181	384,555
Deferred income taxes	22,681	38,487
Prepaid expenses and other	115,497	103,969

Total current assets	1,288,801	3,053,501

Property and equipment, net	14,697,192	15,069,952

Other assets
Investments in and advances to unconsolidated affiliates	2,115,760	3,611,799
Goodwill	86,353	86,353
Other intangible assets, net	342,995	344,253
Other long-term assets, net	605,271	352,352

Total other assets	3,150,379	4,394,757

	$19,136,372	$22,518,210

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$153,049	$173,719
Current portion of long-term debt	—	1,079,824
Accrued interest on long-term debt	223,106	206,357
Other accrued liabilities	942,802	923,701

Total current liabilities	1,318,957	2,383,601

Deferred income taxes	2,400,984	3,031,303
Long-term debt	12,623,851	12,976,037
Other long-term obligations	252,209	256,837

Commitments and contingencies (Note 4)

Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares; Issued and outstanding 441,339,770 and 441,222,251 shares	4,413	4,412
Capital in excess of par value	3,465,253	3,497,425
Retained earnings (accumulated deficit)	(927,676)	370,532
Accumulated other comprehensive loss	(1,619)	(1,937)

Total stockholders’ equity	2,540,371	3,870,432

	$19,136,372	$22,518,210

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Casino	$633,983	$699,806	$1,834,132	$1,990,103
Rooms	331,424	340,165	990,546	1,045,504
Food and beverage	343,180	344,284	1,019,553	1,040,540
Entertainment	123,907	128,568	364,524	369,998
Retail	52,618	54,525	147,569	156,785
Other	145,375	122,549	403,214	376,768
Reimbursed costs	88,551	15,524	272,235	42,480

	1,719,038	1,705,421	5,031,773	5,022,178
Less: Promotional allowances	(161,333)	(172,198)	(478,981)	(496,005)

	1,557,705	1,533,223	4,552,792	4,526,173

Expenses
Casino	346,806	367,720	1,039,118	1,093,068
Rooms	111,711	108,273	320,466	325,247
Food and beverage	197,836	196,778	585,123	590,137
Entertainment	91,129	91,422	272,386	267,786
Retail	32,093	33,684	90,671	99,760
Other	88,144	75,737	250,298	218,082
Reimbursed costs	88,551	15,524	272,235	42,480
General and administrative	292,456	290,766	850,914	825,623
Corporate expense	30,715	31,928	87,543	99,295
Preopening and start-up expenses	30	10,058	4,061	27,539
Property transactions, net	318,154	971,208	1,445,125	779,331
Depreciation and amortization	158,857	170,651	486,757	521,877

	1,756,482	2,363,749	5,704,697	4,890,225

Loss from unconsolidated affiliates	(7,124)	(132,893)	(114,236)	(113,169)

Operating loss	(205,901)	(963,419)	(1,266,141)	(477,221)

Non-operating income (expense)
Interest income	1,142	857	2,784	11,535
Interest expense, net	(285,139)	(181,899)	(840,483)	(554,822)
Non-operating items from unconsolidated affiliates	(27,185)	(14,613)	(82,109)	(38,058)
Other, net	6,156	826	154,958	(234,693)

	(305,026)	(194,829)	(764,850)	(816,038)

Loss before income taxes	(510,927)	(1,158,248)	(2,030,991)	(1,293,259)
Benefit for income taxes	192,936	407,860	732,783	435,495

Net loss	$(317,991)	$(750,388)	$(1,298,208)	$(857,764)

Loss per share of common stock
Basic	$(0.72)	$(1.70)	$(2.94)	$(2.40)

Diluted	$(0.72)	$(1.70)	$(2.94)	$(2.40)

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(1,298,208)	$(857,764)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	486,757	521,877
Amortization of debt discounts, premiums and issuance costs	64,177	36,204
(Gain) loss on retirement of long-term debt	(140,642)	58,631
Provision for doubtful accounts	22,722	43,054
Stock-based compensation	26,156	27,076
Business interruption insurance — lost profits	—	(15,115)
Property transactions, net	1,445,125	779,331
Convertible note investment impairment	—	175,690
Loss from unconsolidated affiliates	199,839	178,628
Distributions from unconsolidated affiliates	27,910	43,527
Change in deferred income taxes	(587,172)	(271,736)
Change in current assets and liabilities:
Accounts receivable	(12,578)	(50,875)
Inventories	8,330	10,259
Income taxes receivable and payable, net	195,831	(114,659)
Prepaid expenses and other	(11,528)	(20,627)
Accounts payable and accrued liabilities	(46,654)	(22,392)
Business interruption insurance recoveries	—	16,391
Other	333	(19,184)

Net cash provided by operating activities	380,398	518,316

Cash flows from investing activities
Capital expenditures, net of construction payable	(128,539)	(122,684)
Proceeds from sale of Treasure Island, net	—	746,266
Dispositions of property and equipment	6,674	22,067
Investments in and advances to unconsolidated affiliates	(408,000)	(922,067)
Distributions from cost method investments	110,176	—
Property damage insurance recoveries	—	7,186
Other	(1,233)	(5,054)

Net cash used in investing activities	(420,922)	(274,286)

Cash flows from financing activities
Net repayments under bank credit facilities — maturities of 90 days or less	(2,902,807)	(2,485,000)
Borrowings under bank credit facilities — maturities longer than 90 days	8,302,606	6,661,492
Repayments under bank credit facilities — maturities longer than 90 days	(7,521,601)	(5,576,340)
Issuance of senior notes, net	1,995,000	1,921,751
Retirement of senior notes	(1,154,479)	(1,119,090)
Debt issuance costs	(98,531)	(113,227)
Issuance of common stock in public offering, net	—	1,103,737
Capped call transactions	(81,478)	—
Payment of Detroit Economic Development Corporation bonds	—	(49,393)
Other	(1,636)	(768)

Net cash provided by (used in) financing activities	(1,462,926)	343,162

Cash and cash equivalents
Net increase (decrease) for the period	(1,503,450)	587,192
Change in cash related to assets held for sale	—	14,154
Balance, beginning of period	2,056,207	295,644

Balance, end of period	$552,757	$896,990

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$759,557	$500,429
Federal, state and foreign income taxes paid, net of refunds	(331,218)	(55,323)

Non-cash investing and financing activities
Increase (decrease) in investment in CityCenter related to change in completion guarantee liability	$348,317	$(141,000)
The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
     Organization. MGM Resorts International (the “Company”) is a Delaware corporation, formerly named MGM MIRAGE. As of September 30, 2010, approximately 37% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. Giving effect to the October 2010 issuance of common stock by the Company and the sale of common stock owned by Tracinda in connection with that transaction (see Note 7), Tracinda Corporation’s ownership percentage decreased to 28%. Tracinda Corporation has significant influence with respect to the election of directors and other matters, but it does not have the power to solely determine these matters. MGM Resorts International acts largely as a holding company and, through wholly-owned subsidiaries, owns and/or operates casino resorts.
     The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, and Circus Circus Las Vegas. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of three towers. Other Nevada operations include Circus Circus Reno, Gold Strike in Jean, and Railroad Pass in Henderson. The Company and its local partners own and operate MGM Grand Detroit in Detroit, Michigan. The Company also owns and operates two resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike Tunica. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi. The Company completed the sale of Treasure Island (“TI”) casino resort in March 2009.
     The Company owns 50% of CityCenter, located between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp (“Infinity World”), a wholly-owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, a 4,000-room casino resort; Mandarin Oriental Las Vegas, a 400-room non-gaming boutique hotel; Crystals, a 425,000 square foot retail district; and Vdara, a 1,495-room luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental — 225 units and Veer — approximately 670 units. Aria, Vdara, Mandarin Oriental and Crystals all opened in December 2009 and the residential units within CityCenter began closing in early 2010. The Company receives a management fee of 2% of gross revenues for the management of Aria and Vdara, and 5% of EBITDA (as defined in the agreements governing the Company’s management of Aria and Vdara). In addition, the Company receives an annual fee of $3 million for the management of Crystals.
     The Company has 50% interests in MGM Macau, Grand Victoria and Silver Legacy. Pansy Ho Chiu-King owns the other 50% of MGM Macau. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Silver Legacy is located in Reno, adjacent to Circus Circus Reno, and the other 50% is owned by Eldorado LLC.
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
     The Company settled its final claim with its insurance carriers related to the Monte Carlo fire in the first quarter of 2009 for a total of $74 million. The pre-tax impact on the Company’s statements of operations for the nine month period ending September 30, 2009 related to such insurance recoveries included a $15 million reduction of “General and administrative” expense and a $7 million offset to “Property transactions, net.”
     Fair value measurement. Fair value measurements affect the Company’s accounting and impairment assessments of its long-lived assets, investments in unconsolidated affiliates, cost method investments, goodwill, and other intangibles. Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: “Level 1” inputs, such as quoted prices in an active market; “Level 2” inputs, which are observable inputs for similar assets; or “Level 3” inputs, which are unobservable inputs.
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
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments — which include only normal recurring adjustments — necessary to present fairly the Company’s financial position as of September 30, 2010 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2010 and 2009. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications, which have no effect on previously reported net income, have been made to the 2009 financial statements to conform to the 2010 presentation. The prior year reclassifications relate to the classification of reimbursed costs as separate financial statement line items, while in past periods these costs were recorded to “Other” revenues and expenses. The total amount reclassified to reimbursed costs revenue and expense for the three and nine months ended 2009 was $16 million and $42 million, respectively.

NOTE 2 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
Investments in and advances to unconsolidated affiliates consisted of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
CityCenter Holdings, LLC — CityCenter (50%)	$1,471,435	$2,546,099
Marina District Development Company — Borgata (50%)	—	466,774
Elgin Riverboat Resort—Riverboat Casino — Grand Victoria (50%)	293,703	296,248
MGM Grand Paradise Limited — Macau (50%)	310,684	258,465
Circus and Eldorado Joint Venture — Silver Legacy (50%)	27,603	28,345
Other	12,335	15,868

	$2,115,760	$3,611,799

The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Loss from unconsolidated affiliates	$(7,124)	$(132,893)	$(114,236)	$(113,169)
Preopening and start-up expenses	—	(10,671)	(3,494)	(27,401)
Non-operating items from
unconsolidated affiliates	(27,185)	(14,613)	(82,109)	(38,058)

	$(34,309)	$(158,177)	$(199,839)	$(178,628)

     CityCenter. In accordance with the CityCenter joint venture agreement, as amended, and the CityCenter bank credit facility, as amended, the Company has provided an unlimited completion and cost overrun guarantee — see Note 4 for further discussion. The first $250 million of net residential sales proceeds are allowed to be used to fund project costs which would otherwise be funded under the completion guarantee. As of September 30, 2010, the Company has funded $408 million under the completion guarantee. The Company has recorded a receivable from CityCenter of $129 million related to these amounts, which represents amounts reimbursable to the Company from CityCenter from future residential proceeds.
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
     At June 30, 2010 the Company reviewed its CityCenter investment for impairment using revised operating forecasts developed by CityCenter management late in the second quarter. Based on current and forecasted market conditions and because CityCenter’s results of operations through June 30, 2010 were below previous forecasts, and the revised operating forecasts were lower than previous forecasts, management concluded it should review the carrying value of its investment. The Company determined that the carrying value of its investment exceeded its fair value determined using a discounted cash flow analysis and therefore an impairment was indicated. The Company intends to and believes it will be able to retain its investment in CityCenter; however, due to the extent of the shortfall and the Company’s assessment of the uncertainty of fully recovering its investment, the Company determined that the impairment was “other-than-temporary” and recorded an impairment charge of $1.12 billion included in “Property transactions, net.”
     At September 30, 2010, the Company recognized an increase of $232 million in its total net obligation under its CityCenter completion guarantee, and a corresponding increase in its investment in CityCenter. The increase primarily reflects revisions to prior estimates based on the Company’s assessment of the most current information derived from the CityCenter close-out and litigation processes and does not reflect certain potential recoveries that are being pursued as part of the litigation process. The Company completed an impairment review as of September 30, 2010 and as a result recorded an additional “other-than-temporary” impairment of $182 million in the third quarter of 2010, included in “Property transactions, net.”
     The Company’s discounted cash flow analyses for CityCenter as of June 30, 2010 and September 30, 2010 included future cash inflows from operations, including residential sales, and estimated future cash outflows for capital expenditures. Both analyses used an 11% discount rate and a long term growth rate of 4% related to forecasted cash flows for CityCenter’s operating assets.
     Included in loss from unconsolidated affiliates for the three and nine months ended September 30, 2010 is the Company’s share of impairment charges relating to completed CityCenter residential inventory. Due to the completion of construction of the Mandarin Oriental residential inventory in the first quarter and completion of the Veer residential inventory in the second quarter, CityCenter is required to carry its residential inventory at the lower of its carrying value or fair value less costs to sell. CityCenter determines fair value of its residential inventory using a discounted cash flow analysis based on management’s current expectations of future cash flows. The key inputs in the discounted cash flow analysis included estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate. CityCenter management determined the fair value less costs to sell was below carrying value and as a result recorded impairment charges for the Mandarin Oriental residential inventory in the first quarter of $171 million and the Veer residential inventory in the second quarter of $57 million. In addition, CityCenter recorded residential impairment charges of $93 million in the third quarter due to an increase in estimated final construction costs of the residential components. The Company recognized its 50% share of such impairment charges, resulting in pre-tax charges of approximately $46 million and $161 million in the three and nine month periods ended September 30, 2010, respectively.
     Included in loss from unconsolidated affiliates for the three and nine months ended September 30, 2009 is the Company’s share of an impairment charge relating to CityCenter residential real estate under development (“REUD”). CityCenter was required to review its REUD for impairment as of September 30, 2009, mainly due to CityCenter’s September 2009 decision to discount the prices of its residential inventory by 30%. This decision and related market conditions led to CityCenter management’s conclusion that the carrying value of the REUD is not recoverable based on estimates of undiscounted cash flows. As a result, CityCenter was required to compare the fair value of its REUD to its carrying value and record an impairment charge for the shortfall. Fair value of the REUD was determined using a discounted cash flow analysis based on management’s current expectations of future cash flows. The key inputs in the discounted cash flow analysis included estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate. This analysis resulted in an impairment charge of approximately $348 million of the REUD. The Company recognized its 50% share of such impairment charge, adjusted by certain basis differences, resulting in a pre-tax charge of $203 million.
     During the third quarter of 2010, CityCenter management determined that it is unlikely that the Harmon Hotel & Spa (“Harmon”) will be completed using the building as it now stands. As a result, CityCenter recorded an impairment charge of $279 million in the third quarter of 2010 related to construction in progress assets. The impairment of Harmon did not affect the Company’s loss from unconsolidated affiliates, because the Company’s 50% share of the impairment charge had previously been recognized by the Company in connection with prior impairments of its investment balance.
     Summary balance sheet information for CityCenter is provided below:

	September 30,	December 31,
	2010	2009
	(In thousands)
Current assets	$197,787	$234,383
Property and other assets, net	9,572,733	10,499,278
Current liabilities	589,636	983,419
Long-term debt and other liabilities	2,670,670	2,620,869
Equity	6,510,214	7,129,373
     Summary results of operations for CityCenter are provided below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Net revenues	$412,895	$—	$1,073,441	$2,648
Operating expenses, except preopening expenses	(813,394)	(351,046)	(1,851,159)	(359,435)
Preopening and start-up expenses	—	(21,343)	(6,202)	(53,171)

Operating loss	(400,499)	(372,389)	(783,920)	(409,958)
Other non-operating expense	(65,807)	(1,516)	(179,252)	(8,668)

Net loss	$(466,306)	$(373,905)	$(963,172)	$(418,626)

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
     As a result of the Company’s ownership interest in Borgata being placed into a trust the Company no longer has significant influence over Borgata; therefore, the Company discontinued the equity method of accounting for Borgata at the point the assets were placed in the trust, and accounts for its rights under the trust agreement under the cost method of accounting. The Company also reclassified the carrying value of its investment related to Borgata to “Other long-term assets, net.” Earnings and losses that relate to the investment that were previously accrued remain as a part of the carrying amount of the investment. Distributions received by the trust that do not exceed the Company’s share of earnings are recognized currently in earnings. However, distributions to the trust that exceed the Company’s share of earnings for such periods will be applied to reduce the carrying amount of its investment. The trust received distributions from the joint venture of $105 million and $120 million for the three and nine months ended September 30, 2010, respectively, of which $10 million was paid to Boyd in accordance with the joint venture agreement, as amended. The Company recorded $88 million and $94 million as a reduction of the carrying value and $7 million and $16 million was recorded as “Other, net” non-operating income in the three and nine months ended September 30, 2010, respectively.
     In connection with the settlement agreement discussed above, the Company entered into an amendment to its joint venture agreement with Boyd to permit the transfer of its 50% ownership interest into trust in connection with the Company’s settlement agreement with the DGE. In accordance with such agreement, Boyd received a priority partnership distribution of approximately $31 million (equal to the excess prior capital contributions by Boyd) upon successful refinancing of the Borgata credit facility in August 2010.
     In July 2010, the Company entered into an agreement to sell four long-term ground leases and their respective underlying real property parcels, approximately 11.3 acres, underlying the Borgata for $73 million. The transaction is subject to customary closing conditions contained in the purchase and sale agreement, including approval by the CCC and the DGE. The Company closed the transaction in November 2010.
     In October 2010, the Company received an offer for its 50% economic interest in the Borgata based on an enterprise value of $1.35 billion for the entire asset and on October 12, 2010, the Company’s Board of Directors authorized submission of this offer to Boyd Gaming Corporation which owns the other 50% interest, in accordance with the right of first refusal provisions included in the joint venture agreement. Subsequently, Boyd announced that it does not intend to exercise its right of refusal in connection with such offer. The Company intends to pursue negotiations with the original bidder. Based on Borgata’s September debt balances, the offer equates to slightly in excess of $250 million for the Company’s 50% interest. This was less than the carrying value of the Company’s investment in Borgata; therefore, the Company recorded a pre-tax impairment charge of approximately $128 million at September 30, 2010, recorded in “Property transactions, net.” The consummation of any transaction as a result of the offer is subject to negotiation of final documents, due diligence, and regulatory approval.

NOTE 3 — LONG-TERM DEBT
Long-term debt consisted of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Senior credit facility:
Term loans, net	$2,570,060	$2,119,037
Revolving loans	660,000	3,392,806
$297 million 9.375% senior subordinated notes, repaid in 2010	—	298,135
$645.8 million 8.5% senior notes, repaid in 2010	—	781,689
$325.5 million 8.375% senior subordinated notes, due 2011	325,470	400,000
$128.7 million 6.375% senior notes, due 2011, net	128,973	129,156
$544.7 million 6.75% senior notes, due 2012	544,650	544,650
$484.2 million 6.75% senior notes, due 2013	484,226	484,226
$150 million 7.625% senior subordinated debentures, due 2013, net	152,576	153,190
$750 million 13% senior secured notes, due 2013, net	713,695	707,144
$508.9 million 5.875% senior notes, due 2014, net	507,844	507,613
$650 million 10.375% senior secured notes, due 2014, net	635,768	633,463
$875 million 6.625% senior notes, due 2015, net	877,878	878,253
$1,150 million 4.25% convertible senior notes, due 2015	1,150,000	—
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$743 million 7.625% senior notes, due 2017	743,000	743,000
$850 million 11.125% senior secured notes, due 2017, net	829,766	828,438
$475 million 11.375% senior notes, due 2018, net	463,622	462,906
$845 million 9% senior secured notes, due 2020	845,000	—
Floating rate convertible senior debentures, due 2033	8,472	8,472
$0.6 million 7% debentures, due 2036, net	573	573
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	2,364	3,196

	12,623,851	14,055,861
Less: Current portion	—	(1,079,824)

	$12,623,851	$12,976,037

     As of September 30, 2010, long-term debt due within one year of the balance sheet date is classified as long-term because the Company has both the intent and ability to repay these amounts with available borrowings under the senior credit facility.
     Interest expense, net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Total interest incurred	$285,139	$257,406	$840,483	$765,275
Interest capitalized	—	(75,507)	—	(210,453)

	$285,139	$181,899	$840,483	$554,822

     Senior credit facility. The Company’s senior credit facility was amended and restated in March 2010, and consisted of approximately $2.7 billion in term loans (of which approximately $874 million was required to be repaid by October 3, 2011) and a $2.0 billion revolving loan (of which approximately $302 million was required to be repaid by October 3, 2011). The Company had approximately $1.3 billion of available borrowing capacity under its senior credit facility at September 30, 2010.
     The Company accounted for the modification related to the extending term loans as an extinguishment of debt because the applicable cash flows under the extended term loans are more than 10% different from the applicable cash flows under the previous loans. Therefore, the extended term loans were recorded at fair value resulting in a $181 million gain and a discount of $181 million to be amortized to interest expense over the term of the extended term loans. In the three and nine months ended September 30, 2010, the Company had $10 million and $21 million, respectively, of interest related to the amortization of these loans. Fair value of the estimated term loans was based on trading prices immediately after the transaction. In addition, the Company wrote off $15 million of existing debt issuance costs related to the previous term loans and had expense of $22 million for new debt issuance costs incurred related to amounts paid to extending term loan lenders in connection with the modification. The Company also wrote off $2 million of existing debt issuance costs related to the reduction in capacity under the non-extending revolving portion of the senior credit facility. In total, the Company recognized a net pre-tax gain on extinguishment of debt of $142 million in “Other, net” non-operating income in the first quarter of 2010.
     Because net proceeds from the Company’s October 2010 common stock offering discussed in Note 7 were in excess of $500 million, the Company was required to ratably repay indebtedness under the senior credit facility of $5.9 million, which equals 50% of such excess. The Company used the net proceeds from its October 2010 senior notes offering discussed below and a portion of the net proceeds from its October 2010 common stock offering to repay the remaining amounts owed to non-extending lenders under its senior credit facility. Loans and revolving commitments aggregating approximately $3.6 billion (the “extending loans”) were extended to February 21, 2014, which consists of approximately $1.9 billion in term loans and $1.7 billion in revolving loans. The restated loan agreement allows the Company to refinance indebtedness maturing prior to February 21, 2014, but limits the Company’s ability to prepay later maturing indebtedness until the extended facilities are paid in full. The Company may issue unsecured debt, equity-linked and equity securities to refinance its outstanding indebtedness; however, a) indebtedness issued in amounts in excess of $250 million over amounts used to refinance indebtedness requires ratable prepayment of the credit facilities in an amount equal to 50% of the net cash proceeds of such excess, and b) equity issued in amounts in excess of $500 million (which limit the Company reached with its October 2010 stock offering) requires ratable prepayment of the credit facilities in an amount equal to 50% of the net cash proceeds of such excess except to the extent such equity was issued in exchange for the Company’s indebtedness.
     Interest on the senior credit facility is based on a LIBOR margin of 5.00% (or, in the case of the non-extending loans, 4.00%), with a LIBOR floor of 2.00%, and a base rate margin of 4.00% (or, in the case of the non-extending loans, 3.00%), with a base rate floor of 4.00%. The weighted average interest rate on outstanding borrowings under the senior credit facility at September 30, 2010 and December 31, 2009 was 6.7% and 6.0%, respectively.
     At September 30, 2010, the Company was required under its senior credit facility to maintain a minimum trailing annual EBITDA (as defined) of $1.0 billion. Additionally, the Company is limited to $400 million of annual capital expenditures (as defined) during 2010. At September 30, 2010, the Company was in compliance with the minimum EBITDA and maximum capital expenditures covenants.
     Senior notes. In February 2010, the Company repaid the $297 million of outstanding principal amount of its 9.375% senior subordinated notes due 2010 at maturity. During the second quarter of 2010 the Company repurchased $136 million principal amount of its 8.5% senior notes due 2010 and $75 million principal amount of its 8.375% senior notes due 2011 essentially at par. In September 2010, the Company repaid the remaining $646 million of outstanding principal of its 8.5% senior notes due 2010 at maturity.
     In March 2010, the Company issued $845 million of 9% senior secured notes due 2020 for net proceeds to the Company of $826 million. The notes are secured by the equity interests and substantially all of the assets of MGM Grand Las Vegas and otherwise rank equally in right of payment with the Company’s existing and future senior indebtedness. Upon the issuance of such notes, the holders of the Company’s 13% senior notes due 2013 obtained an equal and ratable lien in all collateral securing these notes. The Company used the net proceeds from the senior note issuance to permanently repay approximately $820 million of loans previously outstanding under its credit facility.
     In October 2010, the Company issued $500 million of 10% senior notes due 2016, issued at a discount to yield 10.25%, for net proceeds to the Company of approximately $486 million. The notes are unsecured and otherwise rank equally in right of payment with the Company’s existing and future senior indebtedness.
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
     Financial instruments that are indexed to an entity’s own stock and are classified as stockholders’ equity in an entity’s statement of financial position are not considered within the scope of derivative instruments. The Company performed an evaluation of the embedded conversion option and capped call transactions, which included an analysis of contingent exercise provisions and settlement requirements, and determined that the embedded conversion option and capped call transactions are considered indexed to the Company’s stock and should be classified as equity, and therefore are not accounted for as derivative instruments. Accordingly, the entire face amount of the notes was recorded as debt until converted or retired at maturity, and the capped call transactions were recorded within equity as described above.
     Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at September 30, 2010 was approximately $12.1 billion, compared to its book value of $12.6 billion. At December 31, 2009, the estimated fair value of the Company’s long-term debt was approximately $12.9 billion, compared to its book value of $14.1 billion. The estimated fair value of the Company’s senior notes, senior subordinated notes and senior credit facility were based on quoted market prices.
NOTE 4 — COMMITMENTS AND CONTINGENCIES
     CityCenter completion guarantee. The Company entered into a completion guarantee requiring an unlimited completion and cost overrun guarantee from the Company, secured by its interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land. The terms of the completion guarantee provide for the ability to utilize up to $250 million of net residential proceeds to fund construction costs, though the timing of receipt of such proceeds is uncertain.
     As of September 30, 2010 the Company has funded $408 million under the completion guarantee. The Company has recorded a receivable from CityCenter of $129 million related to these amounts, which represents amounts reimbursable to the Company from CityCenter from future residential proceeds. At September 30, 2010, the Company recognized an increase of $232 million in its total net obligation under its CityCenter completion guarantee. The increase primarily reflects revision to prior estimates based on the Company’s assessment of the most current information derived from the CityCenter close-out and litigation processes and does not reflect certain potential recoveries that are being pursued as part of the litigation process. Giving effect to the increase in its accrual, the Company has a remaining estimated net obligation under the completion guarantee of $219 million which includes estimated litigation costs related to the resolution of disputes with contractors as to the final construction costs and reflects certain estimated offsets to the amounts claimed by the contractors. CityCenter has reached, or expects to reach, settlement agreements with most of the construction subcontractors. However, significant disputes remain with the general contractor and certain subcontractors. Amounts claimed by such parties exceed amounts included in the Company’s completion guarantee accrual by approximately $200 million.
     CityCenter construction litigation. In March 2010, Perini Building Company, Inc. (“Perini”), general contractor for the CityCenter development project (the “Project”), filed a lawsuit in the Eighth Judicial District Court for Clark County, State of Nevada, against MGM MIRAGE Design Group (a wholly-owned subsidiary of the Company which was the original party to the Perini construction agreement) and certain direct or indirect subsidiaries of CityCenter Holdings, LLC (the “CityCenter Owners”). Perini asserts that the Project was substantially completed, but the defendants failed to pay Perini approximately $490 million allegedly due and owing under the construction agreement for labor, equipment and materials expended on the Project. The complaint further charges the defendants with failure to provide timely and complete design documents, late delivery to Perini of design changes, mismanagement of the change order process, obstruction of Perini’s ability to complete the Harmon Hotel & Spa component, and fraudulent inducement of Perini to compromise significantly amounts due for its general conditions. The complaint advances claims for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment and promissory estoppel, and fraud and intentional misrepresentation. Perini seeks compensatory damages, punitive damages, attorneys’ fees and costs.
     In April 2010, Perini served an amended complaint in this case which joins as defendants many owners of CityCenter residential condominium units (the “Condo Owner Defendants”), adds a count for foreclosure of Perini’s recorded master mechanic’s lien against the CityCenter property in the amount of approximately $491 million, and asserts the priority of this mechanic’s lien over the interests of the CityCenter Owners, the Condo

Owner Defendants and the Project lenders in the CityCenter property. In October 2010, Perini recorded an amended notice of lien reducing its lien to approximately $418 million.
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
     Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At September 30, 2010, the Company had provided $37 million of total letters of credit. Though not subject to a letter of credit, the Company had an agreement with the Nevada Gaming Control Board to maintain $128 million of cash at September 30, 2010 at the corporate level to support normal bankroll requirements at the Company’s Nevada operations.
     Other litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 5 — LOSS PER SHARE OF COMMON STOCK
     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic loss per share)	441,328	441,214	441,289	357,348
Potential dilution from stock options and restricted stock	—	—	—	—

Weighted-average common and common equivalent shares (used in the calculation of diluted loss per share)	441,328	441,214	441,289	357,348

     The Company had a loss from continuing operations for the three and nine months ended September 2010 and 2009. Therefore, the approximately 26.0 million shares and 28.3 million shares at September 30, 2010 and 2009, respectively, underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share for these periods because to include these awards would be anti-dilutive. In addition, the effect of an assumed conversion of the Company’s convertible senior notes due 2015 would be anti-dilutive.
NOTE 6 — COMPREHENSIVE LOSS
     Comprehensive loss consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Net loss	$(317,991)	$(750,388)	$(1,298,208)	$(857,764)
Currency translation adjustment	1,151	45	388	867
Reclassification of comprehensive income to earnings- M Resort note	—	—	—	53,305
Other	—	—	(70)	1,127

	$(316,840)	$(750,343)	$(1,297,890)	$(802,465)

NOTE 7 — STOCKHOLDERS’ EQUITY
     Stock sale. In October 2010, the Company issued 40.9 million shares of its common stock for total net proceeds to the Company of approximately $512 million. Concurrently with the Company’s issuance, Tracinda sold approximately 27.8 million shares of the Company’s common stock. The Company will not receive any proceeds from the sale of such common stock by Tracinda. The underwriter has the ability to purchase an additional 6.1 million shares from the Company and 4.2 million shares from Tracinda up to 30 days after the original offering to cover overallotments. Proceeds from the common stock offering were used to repay outstanding amounts under the Company’s senior credit facility (see Note 3) and for general corporate purposes. Giving effect to the common stock offering, the Company has approximately 3.7 million authorized shares in excess of its outstanding shares, the underwriter’s overallotment option, and shares underlying its outstanding convertible senior notes and share-based awards.
NOTE 8 — STOCK-BASED COMPENSATION
     Activity under share-based payment plans. As of September 30, 2010, the Company had an aggregate of approximately 14 million shares of common stock available for grant as share-based awards under the Company’s omnibus incentive plan. Such capacity is limited as a result of the Company’s October 2010 common stock offering as discussed in Note 7. If the underwriter does not exercise the overallotment, such shares will be available to be issued under the omnibus incentive plan. A summary of activity under the Company’s share-based payment plans for the nine months ended September 30, 2010 is presented below:
Stock options and stock appreciation rights (“SARs”)

	Shares	Weighted Average
	(000’s)	Exercise Price
Outstanding at January 1, 2010	28,211	$23.17
Granted	516	12.25
Exercised	(111)	10.36
Forfeited or expired	(3,502)	22.71

Outstanding at September 30, 2010	25,114	23.13

Exercisable at September 30, 2010	17,462	26.60

     As of September 30, 2010, there was a total of $43 million of unamortized compensation related to stock options and stock appreciation rights expected to vest, which is expected to be recognized over a weighted-average period of 1.7 years.
Restricted stock units (“RSUs”)

		Weighted
		Average
	Shares	Grant-Date
	(000’s)	Fair Value
Nonvested at January 1, 2010	1,080	$15.85
Granted	—	—
Vested	(143)	18.87
Forfeited	(43)	15.42

Nonvested at September 30, 2010	894	15.39

     As of September 30, 2010, there was a total of $38 million of unamortized compensation related to RSUs which is expected to be recognized over a weighted-average period of 1.5 years.
The following table includes additional information related to stock options, SARs and RSUs:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Intrinsic value of share-based awards exercised or RSUs vested	$2,125	$1,594
Income tax benefit from share-based awards exercised or RSUs vested	739	558
Proceeds from stock option exercises	—	637

     In 2009, the Company began to net settle stock option exercises, whereby shares of common stock are issued equivalent to the intrinsic value of the option less applicable taxes. Accordingly, the Company no longer receives proceeds from the exercise of stock options.
     Recognition of compensation cost. Compensation cost was recognized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Compensation cost Stock options and SARS	$4,951	$5,650	$14,971	$16,318
RSUs	4,870	5,070	14,996	15,394

Total compensation cost	9,821	10,720	29,967	31,712
Less: CityCenter reimbursed costs	(1,222)	(1,381)	(3,811)	(4,573)
Less: Compensation cost capitalized	—	(20)	—	(63)

Compensation cost recognized as expense	8,599	9,319	26,156	27,076
Less: Related tax benefit	(2,996)	(3,244)	(9,102)	(9,381)

Compensation expense, net of tax benefit	$5,603	$6,075	$17,054	$17,695

     Compensation costs for SARs is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009
Expected volatility	74%		86%		74%		84%
Expected term	4.8	yrs.	4.7	yrs.	4.8	yrs.	4.7	yrs.
Expected dividend yield	0%		0%		0%		0%
Risk-free interest rate	1.2%		2.2%		1.6%		2.2%
Forfeiture rate	4.8%		3.4%		4.8%		3.4%
Weighted-average fair value of options granted	$6.24		$5.17		$7.32		$4.54
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
NOTE 9 — PROPERTY TRANSACTIONS, NET
     Net property transactions consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
CityCenter investment impairment	$182,236	$955,898	$1,304,692	$955,898
Insurance recoveries	—	—	—	(7,186)
Borgata impairment	128,395	—	128,395	—
Gain on sale of TI	—	—	—	(187,442)
Other property transactions, net	7,523	15,310	12,038	18,061

	$318,154	$971,208	$1,445,125	$779,331

     See Note 2 for discussion of the CityCenter investment and Borgata impairment charges.

NOTE 10 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION
     Excluding MGM Grand Detroit, LLC and certain minor subsidiaries, the Company’s subsidiaries that are 100% directly or indirectly owned have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes, senior secured notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of September 30, 2010 and December 31, 2009 and for the three and nine month periods ended September 30, 2010 and 2009 is as follows:
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At September 30, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$389,831	$787,652	$111,318	$—	$1,288,801
Property and equipment, net	—	14,060,691	648,473	(11,972)	14,697,192
Investments in subsidiaries	16,475,240	443,375	—	(16,918,615)	—
Investments in and advances to unconsolidated affiliates	—	2,115,760	—	—	2,115,760
Other non-current assets	306,460	293,145	435,014	—	1,034,619

	$17,171,531	$17,700,623	$1,194,805	$(16,930,587)	$19,136,372

Current liabilities	$438,286	$853,087	$27,584	$—	$1,318,957
Intercompany accounts	(273,661)	144,281	129,380	—	—
Deferred income taxes	2,400,984	—	—	—	2,400,984
Long-term debt	11,876,627	297,224	450,000	—	12,623,851
Other long-term obligations	188,924	62,671	614	—	252,209
Stockholders’ equity	2,540,371	16,343,360	587,227	(16,930,587)	2,540,371

	$17,171,531	$17,700,623	$1,194,805	$(16,930,587)	$19,136,372

	At December 31, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$2,143,019	$810,991	$99,491	$—	$3,053,501
Property and equipment, net	—	14,391,733	690,191	(11,972)	15,069,952
Investments in subsidiaries	17,927,664	447,336	—	(18,375,000)	—
Investments in and advances to unconsolidated affiliates	—	3,353,334	258,465	—	3,611,799
Other non-current assets	152,205	507,500	123,253	—	782,958

	$20,222,888	$19,510,894	$1,171,400	$(18,386,972)	$22,518,210

Current liabilities	$344,707	$926,780	$32,290	$—	$1,303,777
Current portion of long-term debt	1,079,824	—	—	—	1,079,824
Intercompany accounts	(227,808)	120,603	107,205	—	—
Deferred income taxes	3,031,303	—	—	—	3,031,303
Long-term debt	11,929,050	596,987	450,000	—	12,976,037
Other long-term obligations	195,380	60,867	590	—	256,837
Stockholders’ equity	3,870,432	17,805,657	581,315	(18,386,972)	3,870,432

	$20,222,888	$19,510,894	$1,171,400	$(18,386,972)	$22,518,210

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended September 30, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,438,205	$119,500	$—	$1,557,705
Equity in subsidiaries’ earnings	(261,353)	36,205	—	225,148	—
Expenses:
Casino and hotel operations	2,822	891,289	62,159	—	956,270
General and administrative	2,171	266,745	23,540	—	292,456
Corporate expense	3,681	27,140	(106)	—	30,715
Preopening and start-up expenses	—	30	—	—	30
Property transactions, net	—	318,638	(484)	—	318,154
Depreciation and amortization	—	148,617	10,240	—	158,857

	8,674	1,652,459	95,349	—	1,756,482

Income (loss) from unconsolidated affiliates	—	(36,504)	29,380	—	(7,124)

Operating income (loss)	(270,027)	(214,553)	53,531	225,148	(205,901)
Interest income (expense), net	(266,643)	(9,483)	(7,871)	—	(283,997)
Other, net	21,133	(34,074)	(8,088)	—	(21,029)

Income (loss) before income taxes	(515,537)	(258,110)	37,572	225,148	(510,927)
Benefit (provision) for income taxes	197,546	(3,407)	(1,203)	—	192,936

Net income (loss)	$(317,991)	$(261,517)	$36,369	$225,148	$(317,991)

	For the Three Months Ended September 30, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,400,768	$132,455	$—	$1,533,223
Equity in subsidiaries’ earnings	(918,785)	32,808	—	885,977	—
Expenses:
Casino and hotel operations	3,617	811,887	73,634	—	889,138
General and administrative	2,783	264,685	23,298	—	290,766
Corporate expense	4,702	28,143	(917)	—	31,928
Preopening and start-up expenses	—	10,058	—	—	10,058
Property transactions, net	—	971,208	—	—	971,208
Depreciation and amortization	—	161,683	8,968	—	170,651

	11,102	2,247,664	104,983	—	2,363,749

Income (loss) from unconsolidated affiliates	—	(156,463)	23,570	—	(132,893)

Operating income (loss)	(929,887)	(970,551)	51,042	885,977	(963,419)
Interest income (expense), net	(239,732)	65,595	(6,905)	—	(181,042)
Other, net	3,605	(8,139)	(9,253)	—	(13,787)

Income (loss) before income taxes	(1,166,014)	(913,095)	34,884	885,977	(1,158,248)
Benefit (provision) for income taxes	414,722	(5,690)	(1,172)	—	407,860

Net income (loss)	$(751,292)	$(918,785)	$33,712	$885,977	$(750,388)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Nine Months Ended September 30, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$4,147,213	$405,579	$—	$4,552,792
Equity in subsidiaries’ earnings	(1,384,862)	100,859	—	1,284,003	—
Expenses:
Casino and hotel operations	8,542	2,606,889	214,866	—	2,830,297
General and administrative	6,802	769,424	74,688	—	850,914
Corporate expense	12,195	76,871	(1,523)	—	87,543
Preopening and start-up expenses	—	4,061	—	—	4,061
Property transactions, net	—	1,445,609	(484)	—	1,445,125
Depreciation and amortization	—	456,174	30,583	—	486,757

	27,539	5,359,028	318,130	—	5,704,697

Income (loss) from unconsolidated affiliates	—	(185,600)	71,364	—	(114,236)

Operating income (loss)	(1,412,401)	(1,296,556)	158,813	1,284,003	(1,266,141)
Interest income (expense), net	(800,370)	(14,753)	(22,576)	—	(837,699)
Other, net	168,597	(65,724)	(30,024)	—	72,849

Income (loss) before income taxes	(2,044,174)	(1,377,033)	106,213	1,284,003	(2,030,991)
Benefit (provision) for income taxes	745,966	(9,425)	(3,758)	—	732,783

Net income (loss)	$(1,298,208)	$(1,386,458)	$102,455	$1,284,003	$(1,298,208)

	For the Nine Months Ended September 30, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net Revenues	$—	$4,114,402	$411,771	$—	$4,526,173
Equity in subsidiaries’ earnings	(373,834)	53,520	—	320,314	—
Expenses:
Casino and hotel operations	10,551	2,398,939	227,070	—	2,636,560
General and administrative	6,816	748,545	70,262	—	825,623
Corporate Expense	29,129	73,484	(3,318)	—	99,295
Preopening and start-up expenses	—	27,539	—	—	27,539
Property transactions, net	—	779,331	—	—	779,331
Depreciation and amortization	—	491,483	30,394	—	521,877

	46,496	4,519,321	324,408	—	4,890,225

Income (loss) from unconsolidated affiliates	—	(128,062)	14,893	—	(113,169)

Operating income (loss)	(420,330)	(479,461)	102,256	320,314	(477,221)
Interest income (expense), net	(700,749)	173,986	(16,524)	—	(543,287)
Other, net	(193,196)	(54,345)	(25,210)	—	(272,751)

Income (loss) before income taxes	(1,314,275)	(359,820)	60,522	320,314	(1,293,259)
Benefit (provision) for income taxes	453,169	(14,014)	(3,660)	—	435,495

Net Income (loss)	$(861,106)	$(373,834)	$56,862	$320,314	$(857,764)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Nine Months Ended September 30, 2010
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(315,301)	$640,617	$55,082	$—	$380,398

Cash flows from investing activities
Capital expenditures, net of construction payable	—	(125,666)	(2,873)	—	(128,539)
Dispositions of property and equipment	—	365	6,309	—	6,674
Investments in and advances to unconsolidated affiliates	(408,000)	—	—	—	(408,000)
Distributions from cost method investments, net	—	110,176	—	—	110,176
Other	—	(1,233)	—	—	(1,233)

Net cash provided by (used in) investing activities	(408,000)	(16,358)	3,436	—	(420,922)

Cash flows from financing activities
Net repayments under bank credit facilities — maturities of 90 days or less	(2,732,807)	—	(170,000)	—	(2,902,807)
Borrowings under bank credit facilities - maturities longer than 90 days	6,952,606	—	1,350,000	—	8,302,606
Repayments under bank credit facilities - maturities longer than 90 days	(6,341,601)	—	(1,180,000)	—	(7,521,601)
Issuance of senior notes, net	1,995,000	—	—	—	1,995,000
Retirement of senior notes	(857,523)	(296,956)	—	—	(1,154,479)
Debt issuance costs	(98,531)	—	—	—	(98,531)
Intercompany accounts	356,238	(302,844)	(53,394)	—	—
Capped call transactions	(81,478)	—	—	—	(81,478)
Other	(635)	(951)	(50)	—	(1,636)

Net cash used in financing activities	(808,731)	(600,751)	(53,444)	—	(1,462,926)

Cash and cash equivalents
Net increase (decrease) for the period	(1,532,032)	23,508	5,074	—	(1,503,450)
Balance, beginning of period	1,718,616	263,386	74,205	—	2,056,207

Balance, end of period	$186,584	$286,894	$79,279	$—	$552,757

	For the Nine Months Ended September 30, 2009
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(446,908)	$968,950	$(3,726)	$—	$518,316

Cash flows from investing activities
Capital expenditures, net of construction payable	—	(121,801)	(883)	—	(122,684)
Proceeds from sale of Treasure Island, net	—	746,266	—	—	746,266
Dispositions of property and equipment	—	22,067	—	—	22,067
Investments in and advances to unconsolidated affiliates	—	(916,144)	—	(5,923)	(922,067)
Property damage insurance recoveries	—	7,186	—	—	7,186
Other	—	(5,054)	—	—	(5,054)

Net cash used in investing activities	—	(267,480)	(883)	(5,923)	(274,286)

Cash flows from financing activities
Net repayments under bank credit facilities — maturities of 90 days or less	(2,271,400)	—	(213,600)	—	(2,485,000)
Borrowings under bank credit facilities maturities longer than 90 days	6,211,492	—	450,000	—	6,661,492
Repayments under bank credit facilities maturities longer than 90 days	(5,386,340)	—	(190,000)	—	(5,576,340)
Issuance of senior notes, net	1,921,751	—	—	—	1,921,751
Retirement of senior notes	(762,648)	(356,442)	—	—	(1,119,090)
Debt issuance costs	(113,227)	—	—	—	(113,227)
Issuance of common stock in public offering, net	1,103,737	—	—	—	1,103,737
Intercompany accounts	1,111,254	(1,165,111)	47,934	5,923	—
Payment of Detroit Economic Development Corporation bonds	—	—	(49,393)	—	(49,393)
Other	233	(954)	(47)	—	(768)

Net cash provided by (used in) financing activities	1,814,852	(1,522,507)	44,894	5,923	343,162

Cash and cash equivalents
Net increase (decrease) for the period	1,367,944	(821,037)	40,285	—	587,192
Change in cash related to assets held for sale	—	14,154	—	—	14,154
Balance, beginning of period	(2,444)	267,602	30,486	—	295,644

Balance, end of period	$1,365,500	$(539,281)	$70,771	$—	$896,990

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited combined financial statements and notes for the fiscal year ended December 31, 2009, which were included in our Form 10-K, filed with the SEC on February 26, 2010. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.”
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
     As a resort-based company, our operating results are highly dependent on the volume of customers and demand for our hotel rooms and other amenities, which in turn affects the prices we can charge. We also generate a significant portion of our operating income from high-end gaming customers, which can cause variability in our results. Key performance indicators related to revenue are:
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
     Effect of Economic Factors on Results of Operations
     The state of the U.S. economy has negatively affected our results of operations over the past several years and we expect to continue to be affected by certain aspects of the current economic conditions, including, for example, high unemployment and the weak housing market. The decrease in liquidity in the credit markets which began in late 2007 and accelerated in late 2008 also significantly affected our results of operations and financial condition.
     Uncertain economic conditions continue to affect our customers’ spending levels. Travel and travel-related expenditures have been affected as businesses and consumers have altered their spending patterns which led to decreases in visitor volumes and customer spending. Businesses responded to the difficult economic conditions by reducing travel budgets. This factor, along with negative perceptions surrounding certain types of business travel, adversely affected convention attendance in Las Vegas in 2009 and 2010. Convention and catering customers cancelled or postponed a significant number of events occurring during 2009 and early 2010. Other conditions currently or recently present in the economic environment which tend to negatively affect our operating results include:
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
     October Equity Offering
     In October 2010, we issued 40.9 million shares of our common stock for total net proceeds to us of approximately $512 million. Concurrently with our issuance, Tracinda sold approximately 27.8 million shares of our common stock. We will not receive any proceeds from the sale of such common stock by Tracinda. The underwriter has the ability to purchase an additional 6.1 million shares from us and 4.2 million shares from Tracinda up to 30 days after the original offering to cover overallotments. Proceeds from the common stock offering were used to repay outstanding amounts under our senior credit facility and for general corporate purposes.
     October Debt Issuance
     In October 2010, we issued $500 million of 10% senior notes due 2016, issued at a discount to yield 10.25%, for net proceeds to us of approximately $486 million. The notes are unsecured and otherwise rank equally in right of payment with our existing and future senior indebtedness.
     Senior Credit Facility
     Our senior credit facility was amended and restated in March 2010, and consisted of approximately $2.7 billion in term loans (of which approximately $874 million was required to be repaid by October 3, 2011) and a $2.0 billion revolving loan (of which approximately $302 million was required to be repaid by October 3, 2011) as of September 30, 2010. We had approximately $1.3 billion of available borrowing capacity under our senior credit facility at September 30, 2010.
     We accounted for the modification related to the extending term loans as an extinguishment of debt because the applicable cash flows under the extended term loans are more than 10% different from the applicable cash flows under the previous loans. Therefore, the extended term loans were recorded at fair value resulting in a $181 million gain and a discount of $181 million to be amortized to interest expense over the term of the extended term loans. In the three and nine months ended September 30, 2010, we had $10 million and $21 million, respectively, of interest related to the amortization of these loans. Fair value of the estimated term loans was based on trading prices immediately after the transaction. In addition, we wrote-off $15 million of existing debt issuance costs related to the previous term loans and had expense of $22 million for new debt issuance costs incurred related to amounts paid to extending term loan lenders in connection with the modification. We also wrote off $2 million of existing debt issuance costs related to the reduction in capacity under the non-extending revolving portion of the senior credit facility. In total, we recognized a net pre-tax gain on extinguishment of debt of $142 million in “Other, net” non-operating income in the first quarter of 2010.
     Because net proceeds from our October 2010 common stock offering were in excess of $500 million, we were required to ratably repay indebtedness under the senior credit facility of $5.9 million, which equals 50% of such excess. We used the net proceeds from our October 2010 senior notes offering discussed above and a portion of the net proceeds from our October 2010 common stock offering to repay the remaining amounts owed to non-extending lenders under our senior credit facility. Loans and revolving commitments aggregating approximately $3.6 billion (the “extending loans”) were extended to February 21, 2014, which consists of approximately $1.9 billion in term loans and $1.7 billion in revolving loans. The restated loan agreement allows us to refinance indebtedness maturing prior to February 21, 2014, but limits our ability to prepay later maturing indebtedness until the extended facilities are paid in full. We may issue unsecured debt, equity-linked and equity securities to refinance our outstanding indebtedness; however, a) indebtedness issued in amounts in excess of $250 million over amounts used to refinance indebtedness requires ratable prepayment of the credit facilities in an amount equal to 50% of the net cash proceeds of such excess, and b) equity issued in amounts in excess of $500 million (which limit we reached with our October 2010 stock offering) requires ratable prepayment of the credit facilities in an amount equal to 50% of the net cash proceeds of such excess except to the extent such equity was issued in exchange for our indebtedness.
     Impairments
     A complete discussion of our critical accounting policies related to impairments of long-lived assets and investments in unconsolidated affiliates is included in our Form 10-K for the period ending December 31, 2009. We did not review any of our wholly-owned long-lived asset groups — generally our operating resorts — for impairment as of September 30, 2010 as we did not identify circumstances that existed that would indicate the carrying value of our long-lived assets may not be recoverable. Historically, the undiscounted cash flows of our significant long-lived assets have exceeded their carrying values by a substantial margin such that any recent decline in operating performance would not be indicative of a potential impairment. However, we reviewed the carrying value of our investment in CityCenter and the carrying value of our Borgata asset as discussed further below.
     CityCenter
     At June 30, 2010 we reviewed our CityCenter investment for impairment using revised operating forecasts developed by CityCenter management late in the second quarter. Based on current and forecasted market conditions and because CityCenter’s results of operations through June 30, 2010 were below previous forecasts, and the revised operating forecasts were lower than previous forecasts, we concluded that we should review the carrying value of our investment. We determined that the carrying value of our investment exceeded our fair value determined using a discounted cash flow analysis and therefore an impairment was indicated. We intend to and believe we will be able to retain our investment in CityCenter; however, due to the extent of the shortfall and our assessment of the uncertainty of fully recovering our investment, we determined that the impairment was “other-than-temporary” and recorded an impairment charge of $1.12 billion included in “Property transactions, net.”
     At September 30, 2010, we recognized an increase of $232 million in our total net obligation under our CityCenter completion guarantee, and a corresponding increase in our investment in CityCenter. The increase primarily reflects revision to prior estimates based on our assessment of the most current information derived from our close-out and litigation processes and does not reflect certain potential recoveries that CityCenter is pursuing as part of the litigation process. We completed an impairment review as of September 30, 2010 and as a result recorded an additional “other-than-temporary” impairment of $182 million in the third quarter of 2010.
     Our discounted cash flow analyses for CityCenter as of June 30, 2010 and September 30, 2010 included future cash inflows from operations, including residential sales, and estimated future cash outflows for capital expenditures. Both analyses used an 11% discount rate and a long term growth rate of 4% related to forecasted cash flows for CityCenter’s operating assets.
     In addition, due to the completion of construction of the Mandarin Oriental residential inventory in the first quarter and completion of the Veer residential inventory in the second quarter, CityCenter is required to carry its residential inventory at the lower of its carrying value or fair value less costs to sell. CityCenter determines fair value of its residential inventory using a discounted cash flow analysis based on management’s current expectations of future cash flows. The key inputs in the discounted cash flow analysis included estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate. CityCenter management determined the fair value less costs to sell was below carrying value and as a result recorded impairment charges for the Mandarin Oriental residential inventory in the first quarter of $171 million and the Veer residential inventory in the second quarter of $57 million. In addition, CityCenter recorded residential impairment charges of $93 million in the third quarter due to an increase in estimated final construction costs of the residential components. We recognized our 50% share of such impairment charges, resulting in pre-tax charges of approximately $46 million and $161 million in the three and nine month periods ended September 30, 2010, respectively, included in “Loss from unconsolidated affiliates.”
     Included in loss from unconsolidated affiliates for the three and nine months ended September 30, 2009 is our share of an impairment charge relating to CityCenter residential real estate under development (“REUD”). CityCenter was required to review its REUD for impairment as of September 30, 2009, mainly due to CityCenter’s September 2009 decision to discount the prices of its residential inventory by 30%. This decision and related market conditions led to CityCenter management’s conclusion that the carrying value of the REUD is not recoverable based on estimates of undiscounted cash flows. As a result, CityCenter was required to compare the fair value of its REUD to its carrying value and record an impairment charge for the shortfall. Fair value of the REUD was determined using a discounted cash flow analysis based on management’s current expectations of future cash flows. The key inputs in the discounted cash flow analysis included estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate. This analysis resulted in an impairment charge of approximately $348 million of the REUD. We recognized our 50% share of such impairment charge, adjusted by certain basis differences, resulting in a pre-tax charge of $203 million.
     During the third quarter of 2010, CityCenter management determined that it is unlikely that the Harmon will be completed using the building as it now stands. As a result, CityCenter recorded an impairment charge of $279 million in the third quarter of 2010 related to construction in progress assets. The impairment of Harmon did not affect our loss from unconsolidated affiliates, because we had previously recognized our 50% share of the impairment charge in connection with prior impairments of our investment balance.
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
     As a result of our ownership interest in Borgata being placed into the trust, we no longer have significant influence over Borgata; therefore, we discontinued the equity method of accounting for Borgata at the point the assets were placed in the trust, and account for our rights under the trust arrangement under the cost method of accounting. We also reclassified the carrying value of our investment related to Borgata to “Other long-term assets, net.” Earnings and losses that relate to the investment that were previously accrued remain as a part of the carrying amount of the investment. Distributions received by the trust that do not exceed our share of earnings are recognized currently in earnings. However, distributions to the trust that exceed our share of earnings for such periods will be applied to reduce the carrying amount of our investment. The trust received distributions from the joint venture of $105 million and $120 million in the three and nine months ended September 30, 2010, respectively, of which $10 million was paid to Boyd in accordance with the joint venture agreement. We recorded $88 million and $94 million as a reduction of the carrying value and $7 million and $16 million as “Other, net” non-operating income in the three and nine months ended September 30, 2010, respectively.
     In connection with the settlement agreement discussed above, we entered into an amendment to our joint venture agreement with Boyd to permit the transfer of our 50% ownership interest into trust in connection with our settlement agreement with the DGE. In accordance with such agreement, Boyd received a priority partnership distribution of approximately $31 million (equal to the excess prior capital contributions by Boyd) upon successful refinancing of the Borgata credit facility in August 2010.
     In July 2010, we entered into an agreement to sell four long-term ground leases and their respective underlying real property parcels, approximately 11.3 acres, underlying the Borgata for $73 million. The transaction is subject to customary closing conditions contained in the purchase and sale agreement, including approval by the New Jersey Casino Control Commission and the New Jersey Division of Gaming Enforcement. We closed the transaction in November 2010.
     In October 2010, we received an offer for our 50% economic interest in the Borgata based on an enterprise value of $1.35 billion for the entire asset and on October 12, 2010, our Board of Directors authorized submission of this offer to Boyd Gaming Corporation, which owns the other 50% interest, in accordance with the right of first refusal provisions included in the joint venture agreement. Subsequently Boyd announced that it does not intend to exercise its right of refusal in connection with such offer. We intend to pursue negotiations with the original bidder. Based on Borgata’s September debt balances, the offer equates to slightly in excess of $250 million for our 50% interest. This is less than the carrying value of our investment in Borgata; therefore, we recorded a pre-tax impairment charge of approximately $128 million in the third quarter of 2010 included in “Property transactions, net.” The consummation of any transaction as a result of the offer is subject to negotiation of final documents, due diligence, and regulatory approval.
     Reimbursed Costs
     Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services. We recognize costs reimbursed pursuant to management services as revenue in the period we incur the costs. Reimbursed costs, which are related mainly to our management of CityCenter, were $89 million and $16 million for the third quarter of 2010 and 2009, respectively, and $272 million and $42 million for the nine months ended September 30, 2010 and 2009, respectively.
     Results of Operations
     The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2010 and 2009. Certain results referenced in this section are on a “same store” basis excluding the results of Treasure Island, which we sold in March 2009.
     Summary Financial Results
     Our net revenue increased 2% for the third quarter of 2010 compared to the same quarter in the prior year and included $89 million of reimbursed costs revenue in the current year compared to $16 million in the third quarter of 2009. Excluding reimbursed costs revenue, net revenue decreased 3%. Net revenue for the nine month period of 2010 was up 2% compared to the prior year, and down 3% excluding reimbursed costs. Revenues in general continue to be negatively affected by a reduction in consumer discretionary spending. See further discussion of revenue trends below in “Operating Results — Detailed Revenue Information.”
     Operating loss for the third quarter of 2010 was $206 million compared to an operating loss of $963 million in the third quarter of 2009. The 2010 results were negatively affected by a $182 million impairment charge related to our CityCenter investment, $128 million impairment of our economic interest in Borgata, and $46 million related to our share of the residential inventory impairment charge at CityCenter; these charges were partially offset by $14 million of income related to our share of forfeited residential deposits at CityCenter. The 2009 results were negatively affected by a $956 million impairment charge related to our CityCenter investment and our share of the residential inventory impairment charges at CityCenter of approximately $203 million, partially offset by our share of insurance recoveries at Borgata of $14 million. Excluding the impairment charges, forfeited residential deposit income, Borgata insurance recoveries, preopening expenses and other property transactions, operating income decreased 30% for the three month period and operating margin was 10% in the current year compared to 14% in the prior year.
     For the nine month period, operating loss was $1.27 billion, compared to an operating loss of $477 million in the nine months of 2009. The 2010 operating loss was negatively affected by the items discussed above, as well as a CityCenter investment impairment and our share of residential impairment charges at CityCenter in the first half of the year, offset by our share of residential deposits at CityCenter. CityCenter investment impairment charges for the nine months totaled $1.3 billion, our share of the residential inventory impairment charges at CityCenter totaled $160 million, and our share of forfeited residential deposits at CityCenter totaled $54 million. The 2009 year to date results were affected by the items discussed above, as well as the pre-tax gain of $187 million on Treasure Island and $22 million of insurance recoveries related to the Monte Carlo fire. Excluding the impairment charges, forfeited residential deposit income, insurance recoveries, preopening expenses and other property transactions, operating income decreased 46% for the nine month period and operating margin was 7% in the current year compared to 12% in the prior year. These decreases are largely the result of our share of the operating losses at CityCenter.
Operating Results — Detailed Revenue Information
     The following table presents details of our net revenues:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
		Percentage			Percentage
	2010	Change	2009	2010	Change	2009
	(In thousands)
Casino revenue, net:
Table games	$227,322	(18%)	$277,265	$632,358	(14%)	$736,431
Slots	388,731	(3%)	402,264	1,145,548	(4%)	1,190,666
Other	17,930	(12%)	20,277	56,226	(11%)	63,006

Casino revenue, net	633,983	(9%)	699,806	1,834,132	(8%)	1,990,103
Non-casino revenue:
Rooms	331,424	(3%)	340,165	990,546	(5%)	1,045,504
Food and beverage	343,180	—	344,284	1,019,553	(2%)	1,040,540
Entertainment, retail and other	410,451	28%	321,166	1,187,542	26%	946,031

Non-casino revenue	1,085,055	8%	1,005,615	3,197,641	5%	3,032,075

	1,719,038	1%	1,705,421	5,031,773	—	5,022,178
Less: Promotional allowances	(161,333)	(6%)	(172,198)	(478,981)	(3%)	(496,005)

	$1,557,705	2%	$1,533,223	$4,552,792	1%	$4,526,173

     Table games revenue decreased 18% for the third quarter and was negatively affected by a lower table games hold percentage – approximately 210 basis points compared to the prior year quarter. Table games hold percentage was above the midpoint of our normal hold range in the current year quarter and above the high end in the prior year quarter. Total table games revenue was also affected by table games volume decreasing 7% compared to the prior year quarter. Baccarat volume decreased 6% while other table games volume decreased 7%. Slots revenue decreased 3% in the third quarter with a 9% decrease at our Las Vegas Strip resorts.
     For the nine months, table games revenue decreased 13% on a same store basis, affected by a 150 basis point decrease in table games hold. Hold percentage in the 2010 and 2009 year to date periods were both within our normal hold range. Table games volume including baccarat decreased 4%, with baccarat volumes increasing 5% year to date. Slots revenue was down 3% on a same store basis with a 7% decrease at our Las Vegas Strip resorts.
     Rooms revenue in the third quarter decreased 3%, with a 2% decrease in Las Vegas Strip REVPAR. On a same store basis, rooms revenue for the nine month period decreased 3% with a decrease in Las Vegas Strip REVPAR of 4%. The following table shows key hotel statistics for our Las Vegas Strip Resorts on a same store basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Occupancy	93%	95%	90%	92%
Average Daily Rate (ADR)	$105	$105	$109	$111
Revenue per Available Room (REVPAR)	97	100	98	102
     Food and beverage revenue was flat compared to the prior year third quarter and down 1% for the year to date period on a same store basis. Entertainment revenues decreased 4% for the third quarter due mainly to lower production show revenue and increased 1% year to date on a same store basis due to new entertainment including Disney’s The Lion King, which opened during the second quarter of 2009.
     Operating Results – Details of Certain Charges
     Preopening and start-up expenses largely consisted of our share of CityCenter’s preopening costs in 2010 and 2009.

     Property transactions, net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
CityCenter investment impairment	$182,236	$955,898	$1,304,692	$955,898
Insurance recoveries	—	—	—	(7,186)
Borgata impairment	128,395	—	128,395	—
Gain on sale of TI	—	—	—	(187,442)
Other property transactions, net	7,523	15,310	12,038	18,061

	$318,154	$971,208	$1,445,125	$779,331

     Operating Results – Loss from Unconsolidated Affiliates
     Loss from unconsolidated affiliates was $7 million in the current year quarter compared to $133 million in the third quarter of 2009 and was $114 million in 2010 compared to $113 million in 2009 for the nine month periods. The current quarter included our share of the residential inventory impairment charge of approximately $46 million. The prior year quarter included our share of the residential inventory impairment charge of approximately $203 million. The current year nine month period was affected by our share of the net losses at CityCenter of $221 million, which included $161 million related to our share of the residential inventory impairment charges. Prior year nine month period was affected by our share of the net losses at CityCenter of $207 million, which included $203 million related to our share of the residential inventory impairment charges.
     We ceased recording Borgata operating results as income from unconsolidated affiliates under the equity method of accounting in the first quarter of 2010. Income from unconsolidated affiliates from Borgata was $38 million in the third quarter of 2009, and $7 million and $64 million for the nine month 2010 and 2009 periods, respectively.
     Loss from unconsolidated affiliates benefited from our share of operating income at MGM Macau, which earned operating income of $61 million in the third quarter of 2010, including depreciation expense of $22 million, compared to operating income of $50 million in the 2009 third quarter, which included depreciation expense of $23 million. MGM Macau earned operating income of $150 million in the nine month period of 2010, including $65 million of depreciation expense, compared to operating income of $38 million in the 2009 period, which included depreciation expense of $66 million.
     Non-operating Results
     Net interest expense increased to $285 million in the 2010 third quarter from $182 million in the 2009 period and increased to $840 million in the 2010 nine month period compared to $555 million for the 2009 nine month period. Interest expense increased due to higher borrowing rates under our senior credit facility, higher interest rates on public debt issued in 2009 and 2010, and amortization of discount on the senior credit facility of $10 million and $21 million in the three and nine months ended 2010, respectively. Additionally, we ceased capitalization of interest expense related to CityCenter in December 2009 and do not have any other major construction projects ongoing; therefore, we did not have any capitalized interest in 2010.
     We recorded $7 million and $16 million in “Other, net” related to income from Borgata in the three and nine month periods ended September 30, 2010, respectively. “Other, net” for the 2010 nine month period also included a $141 million gain on debt redemption. The prior year nine month period included a $176 million impairment charge related to our M Resort LLC convertible note, as well as a $58 million loss associated with retirement of long-term debt in connection with our May 2009 senior secured note issuance.
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
     The following table presents a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Adjusted EBITDA	$271,140	$188,498	$669,802	$851,526
Preopening and start-up expenses	(30)	(10,058)	(4,061)	(27,539)
Property transactions, net	(318,154)	(971,208)	(1,445,125)	(779,331)
Depreciation and amortization	(158,857)	(170,651)	(486,757)	(521,877)

Operating loss	(205,901)	(963,419)	(1,266,141)	(477,221)

Non-operating income (expense)
Interest expense, net	(285,139)	(181,899)	(840,483)	(554,822)
Other, net	(19,887)	(12,930)	75,633	(261,216)

Loss before income taxes	(510,927)	(1,158,248)	(2,030,991)	(1,293,259)
Benefit for income taxes	192,936	407,860	732,783	435,495

Net loss	$(317,991)	$(750,388)	$(1,298,208)	$(857,764)

     Adjusted EBITDA increased 44% and decreased 21% for the three and nine month periods, respectively. Adjusted EBITDA for the third quarter of 2010 was affected by our share of losses at CityCenter, which includes the residential impairment charge of approximately $46 million, offset by $14 million of income related to forfeited residential deposits. The prior year quarter included $203 million related to our share of the CityCenter residential impairment charge and our share of Borgata insurance recoveries of $14 million. Excluding these items, Adjusted EBITDA decreased 19%. Adjusted EBITDA for the nine month period of 2010 includes $161 million related to our share of the residential impairment charges at CityCenter and $54 million of income related to forfeited residential deposits at CityCenter. The 2009 year to date period includes $203 million related to our share of the residential impairment charges at CityCenter, an impairment charge of $12 million related to our North Las Vegas Strip joint venture and Monte Carlo insurance recoveries of $15 million. Excluding these items, Adjusted EBITDA decreased 26% for the nine month period.
     Adjusted Property EBITDA for our wholly-owned resorts decreased 13% and 17% for the three and nine month periods (on a same store basis). The decreases in Adjusted Property EBITDA were largely due to the factors discussed in “Summary Financial Results” and “Affect of Economic Factors on Results of Operations.”

     The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended September 30, 2010
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$52,040	$—	$(18)	$23,836	$75,858
MGM Grand Las Vegas	20,855	—	(45)	19,201	40,011
Mandalay Bay	5,023	—	2,181	23,231	30,435
The Mirage	16,104	—	450	15,426	31,980
Luxor	3,666	—	11	10,437	14,114
New York-New York	14,307	—	763	6,873	21,943
Excalibur	10,300	—	—	5,581	15,881
Monte Carlo	(1,954)	—	3,765	6,119	7,930
Circus Circus Las Vegas	1,024	—	4	5,098	6,126
MGM Grand Detroit	30,724	—	(484)	10,226	40,466
Beau Rivage	4,950	—	348	12,339	17,637
Gold Strike Tunica	7,532	—	549	3,623	11,704
Management operations	(4,986)	—	—	3,432	(1,554)
Other operations	(53)	30	(1)	1,917	1,893

Wholly-owned operations	159,532	30	7,523	147,339	314,424
CityCenter (50%)	(46,420)	—	—	—	(46,420)
Macau (50%)	29,372	—	—	—	29,372
Other unconsolidated resorts	9,924	—	—	—	9,924

	152,408	30	7,523	147,339	307,300
Stock compensation	(8,599)	—	—	—	(8,599)
Corporate	(349,710)	—	310,631	11,518	(27,561)

	$(205,901)	$30	$318,154	$158,857	$271,140

	Three Months Ended September 30, 2009
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$29,495	$—	$1,206	$31,175	$61,876
MGM Grand Las Vegas	50,634	—	5	20,088	70,727
Mandalay Bay	13,822	145	(73)	22,328	36,222
The Mirage	37,368	—	17	17,128	54,513
Luxor	10,542	(759)	(12)	9,218	18,989
New York-New York	6,775	—	1,394	9,821	17,990
Excalibur	13,413	—	(14)	5,777	19,176
Monte Carlo	(5,685)	—	2,456	7,159	3,930
Circus Circus Las Vegas	1,910	—	80	5,763	7,753
MGM Grand Detroit	17,889	—	5,906	8,934	32,729
Beau Rivage	5,819	—	—	12,227	18,046
Gold Strike Tunica	7,774	—	—	3,760	11,534
Management operations	847	—	2,473	1,027	4,347
Other operations	238	—	—	1,466	1,704

Wholly-owned operations	190,841	(614)	13,438	155,871	359,536
CityCenter (50%)	(215,006)	10,672	—	—	(204,334)
Macau (50%)	23,557	—	—	—	23,557
Other unconsolidated resorts	48,070	—	—	—	48,070

	47,462	10,058	13,438	155,871	226,829
Stock compensation	(9,319)	—	—	—	(9,319)
Corporate	(1,001,562)	—	957,770	14,780	(29,012)

	$(963,419)	$10,058	$971,208	$170,651	$188,498

	Nine Months Ended September 30, 2010
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$122,871	$—	$(125)	$72,391	$195,137
MGM Grand Las Vegas	72,134	—	(45)	58,515	130,604
Mandalay Bay	23,758	—	2,840	69,579	96,177
The Mirage	29,535	—	311	50,778	80,624
Luxor	12,237	—	1	32,217	44,455
New York-New York	31,737	—	6,858	20,966	59,561
Excalibur	31,103	—	784	17,271	49,158
Monte Carlo	1,928	—	3,765	18,345	24,038
Circus Circus Las Vegas	(2,529)	—	229	15,650	13,350
MGM Grand Detroit	88,391	—	(484)	30,529	118,436
Beau Rivage	13,768	—	351	36,921	51,040
Gold Strike Tunica	21,336	—	(551)	10,805	31,590
Management operations	(19,453)	—	—	10,333	(9,120)
Other operations	(3,546)	567	4	5,007	2,032

Wholly-owned operations	423,270	567	13,938	449,307	887,082
CityCenter (50%)	(224,087)	3,494	—	—	(220,593)
Macau (50%)	71,165	—	—	—	71,165
Other unconsolidated resorts	35,484	—	—	—	35,484

	305,832	4,061	13,938	449,307	773,138
Stock compensation	(26,156)	—	—	—	(26,156)
Corporate	(1,545,817)	—	1,431,187	37,450	(77,180)

	$(1,266,141)	$4,061	$1,445,125	$486,757	$669,802

	Nine Months Ended September 30, 2009
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$115,925	$—	$2,360	$88,051	$206,336
MGM Grand Las Vegas	99,022	—	81	68,937	168,040
Mandalay Bay	56,954	897	(70)	70,278	128,059
The Mirage	66,158	—	313	50,140	116,611
Luxor	30,300	(759)	259	29,997	59,797
Treasure Island	12,730	—	(1)	—	12,729
New York-New York	35,549	—	1,631	24,407	61,587
Excalibur	39,543	—	(12)	17,609	57,140
Monte Carlo	18,521	—	(4,737)	18,388	32,172
Circus Circus Las Vegas	7,413	—	(35)	17,483	24,861
MGM Grand Detroit	70,658	—	5,906	30,334	106,898
Beau Rivage	16,139	—	157	36,609	52,905
Gold Strike Tunica	24,636	—	—	12,329	36,965
Management operations	4,699	—	2,473	6,086	13,258
Other operations	(1,131)	—	6	4,537	3,412

Wholly-owned operations	597,116	138	8,331	475,185	1,080,770
CityCenter (50%)	(233,790)	26,586	—	—	(207,204)
Macau (50%)	14,866	—	—	—	14,866
Other unconsolidated resorts	78,940	815	—	—	79,755

	457,132	27,539	8,331	475,185	968,187
Stock compensation	(27,076)	—	—	—	(27,076)
Corporate	(907,277)	—	771,000	46,692	(89,585)

	$(477,221)	$27,539	$779,331	$521,877	$851,526

Liquidity and Capital Resources
     Cash Flows – Operating Activities
     Cash provided by operating activities was $380 million for the nine months ended September 30, 2010, compared to $518 million in the prior year period primarily due to an increase in operating loss. As previously discussed, operating loss increased by approximately $800 million, but the majority of this increase related to non-cash impairment charges. At September 30, 2010, we held cash and cash equivalents of $553 million.
     Cash Flows – Investing Activities
     In the nine months ended September 30, 2010, we paid $408 million related to our completion guarantee for CityCenter, of which $129 million is payable to us from CityCenter out of future residential proceeds. Capital expenditures of $129 million in 2010 mainly relate to maintenance capital expenditures at various resorts and the purchase of an airplane. Our New Jersey trust account received $110 million of net distributions from Borgata. All amounts in the trust account, including the proceeds from the sale of our Borgata interest and the underlying land parcels, will be distributed to us upon consummation of the sale of our Borgata interest.
     During the nine month period ended September 30, 2009, we received $746 million of net proceeds from the sale of TI and invested $904 million in CityCenter, including capitalized interest of $174 million. Capital expenditures of $123 million in 2009 were primarily maintenance capital expenditures and our portion of the construction costs related to the people mover connecting Monte Carlo and Bellagio to CityCenter.
     Cash Flows – Financing Activities
     In the nine months ended September 30, 2010, excluding the $1.6 billion we repaid immediately after year end on our senior credit facility, we borrowed net debt of $302 million. During 2010 we issued $1.15 billion of 4.25% convertible senior notes due 2015 for net proceeds of $1.12 billion and issued $845 million of 9% senior secured notes due 2020 for net proceeds of $826 million. We paid $81 million for capped call transactions entered into in connection with the issuance of our convertible senior notes.
     We repaid the following principal amounts of senior and senior subordinated notes during 2010:
•	$75 million 8.375% senior subordinated notes (redeemed prior to maturity essentially at par);

•	$297 million 9.375% senior notes (repaid at maturity); and

•	$782 million of our 8.5% senior notes (redeemed $136 million prior to maturity essentially at par and repaid $646 million at maturity).
     In the nine months ended September 30, 2009, we repaid net debt of $597 million. In addition, pursuant to our development agreement, we repaid $50 million of bonds issued by the Economic Development Corporation of the City of Detroit. In May 2009, we issued approximately 164.5 million shares of our common stock at $7 per share, for total net proceeds to us of $1.1 billion, and issued $650 million of 10.375% senior secured notes due 2014 and $850 million of 11.125% senior secured notes due 2017 for combined net proceeds of $1.4 billion. In September 2009, we issued $475 million of 11.375% senior unsecured notes due 2018 for net proceeds of $451 million.
     Other Factors Affecting Liquidity
     Senior notes payable. We have $454 million of senior and senior subordinated notes maturing in 2011 and $545 million of senior notes maturing in 2012.
     MGM Macau. On September 27, 2010, MGM China Holdings Limited, a Cayman Islands company formed by us and Ms. Pansy Ho, filed a proposed listing application on Form A1 with The Stock Exchange of Hong Kong Limited (“Hong Kong Exchange”) in connection with a possible listing of its shares on the main board of the Hong Kong Exchange. There have not been any decisions made regarding the timing or terms of any such listing, whether MGM China Holdings Limited will ultimately proceed with this transaction, or whether the application will be approved by the Hong Kong Exchange.

     We received approximately $125 million from MGM Macau during October 2010, which represents a partial repayment of principal and accrued interest on our interest and non-interest bearing notes to that entity.
     Borgata settlement. As discussed in “Executive Overview – Borgata,” we entered into a settlement agreement with the DGE agreement under which we will sell our 50% ownership interest in Borgata and related leased land in Atlantic City. Prior to the consummation of the sale, the divestiture trust will retain any cash flows received in respect of the trust property, but will pay property taxes and other costs attributable to the trust property to the extent that minimum trust cash balances are maintained. We have received significant distributions from Borgata in the past few years, and not receiving such distributions until the ultimate sale could negatively affect our liquidity in interim periods.
     CityCenter completion guarantee. In accordance with the CityCenter joint venture agreement, as amended, we entered into a completion guarantee requiring an unlimited completion and cost overrun guarantee, secured by our interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land. The terms of the completion guarantee provide for the ability to utilize up to $250 million of net residential proceeds to fund construction costs, though the timing of receipt of such proceeds is uncertain.
     As of September 30, 2010 we had funded $408 million under the completion guarantee. We have recorded a receivable from CityCenter of $129 million related to these amounts, which represents amounts reimbursable to us from CityCenter from future residential proceeds. At September 30, 2010, we recognized an increase of $232 million in our total net obligation under our CityCenter completion guarantee. The increase primarily reflects revision to prior estimates based on our assessment of the most current information derived from the CityCenter close-out and litigation processes and does not reflect certain potential recoveries that are being pursued as part of the litigation process. Giving effect to the increase in our accrual, we had a remaining estimated total net obligation under the completion guarantee of $219 million which includes estimated litigation costs related to the resolution of disputes with contractors as to the final construction costs and reflects certain estimated offsets to the amounts claimed by the contractors. CityCenter has reached, or expects to reach, settlement agreements with most of the construction subcontractors. However, significant disputes remain with the general contractor and certain subcontractors. Amounts claimed by such parties exceed amounts included in our completion guarantee accrual by approximately $200 million. See “Legal Proceedings” for the discussion of Perini litigation.
     CityCenter July 2010 capital call. We and Infinity World made capital contributions to CityCenter of $32.5 million each in July 2010. Our contribution was made through a reduction in our receivable from CityCenter. A portion of Infinity World’s cash contribution was used to repay an additional portion of the amounts owed to us for costs paid by us on behalf of the joint venture. If CityCenter is unable to generate sufficient cash flows to fund its future obligations, the joint venture may request additional capital contributions from its partners.
     CityCenter credit facility. In September 2010, CityCenter Holdings, LLC obtained an amendment lasting through December 31, 2010 to its credit facility that allows for mechanics’ liens in an aggregate amount (after elimination of duplicative subcontractor liens) that is adequate to permit existing mechanics’ liens. The limitation reduces on December 31, 2010, however, the credit facility also allows for mechanics’ liens to exist above the stated limits to the extent that bonds or other security are provided with respect to any such mechanics’ liens, in each case in form acceptable to the administrative agent under the credit facility. We can provide no assurance that additional mechanics liens will not be filed in the future, or that CityCenter will be able to resolve current outstanding liens prior to December 31, 2010, or that sufficient or adequate security could be provided, or that further amendments to its credit facility could be retained if required.
     CityCenter’s credit facility contains certain financial covenants including requiring CityCenter to maintain certain financial ratios commencing June 30, 2011. At that time, CityCenter will be required to maintain a maximum leverage ratio (debt to EBITDA, as defined) of 5.00:1, and maintain a minimum coverage ratio (EBITDA to interest charges, as defined) of 1.50:1. If CityCenter’s operating results do not improve significantly or its outstanding debt is not reduced it will not meet such financial covenants. We can provide no assurance that CityCenter’s operating results will improve, or that its outstanding debt will be reduced, or that amendments to its credit facility could be obtained if required.
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
     As of September 30, 2010, long-term variable rate borrowings represented approximately 26% of our total borrowings. Assuming a 100 basis-point increase in LIBOR over the 2% floor specified in our senior credit facility, our annual interest cost would change by approximately $34 million based on gross amounts outstanding at September 30, 2010. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in,							Fair Value
	2010	2011	2012	2013	2014	Thereafter	Total	September 30,
	(In millions)							2010
Fixed rate	$—	$455	$546	$1,384	$1,159	$5,927	$9,471	9,131
Average interest rate	N/A	7.8%	6.8%	10.2%	8.4%	7.8%	8.2%
Variable rate	$—	$973	$—	$—	$2,417	$—	$3,390	2,991
Average interest rate	N/A	6.0%	N/A	N/A	7.0%	N/A	6.7%
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
     Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you not to put undue reliance on forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among others, regional, national or global political, economic, business, competitive, market, and regulatory conditions and the following:
•	our substantial indebtedness and significant financial commitments and our ability to satisfy our obligations;

•	economic and credit market conditions and our ability to refinance our indebtedness and make planned capital expenditures;

•	restrictions in our senior credit facility and other senior indebtedness;

•	competition with other destination travel locations throughout the United States and the world;

•	the fact that several of our businesses are subject to extensive regulation;

•	disruption due to extreme weather conditions;

•	changes in energy prices;

•	our concentration of gaming resorts on the Las Vegas Strip;

•	leisure and business travel is susceptible to global geopolitical events, such as terrorism or acts of war;

•	investing through partnerships or joint ventures, including CityCenter and MGM Macau, decreases our ability to manage risk;

•	plans for future construction can be affected by a variety of factors, including timing delays and legal challenges;

•	the outcome of any ongoing and future litigation;

•	the fact that Tracinda Corporation owns a significant portion of our stock and may have interests that differ from the interests of our other shareholders; and

•	a significant portion of our labor force is covered by collective bargaining agreements.
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
Item 4. Controls and Procedures
     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a- 15(e) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
     During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant developments in any of the cases disclosed in our Form 10-K in the nine months ended September 30, 2010, except as follows:
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
     In April 2010, Perini served an amended complaint in this case which joins as defendants many owners of CityCenter residential condominium units (the “Condo Owner Defendants”), adds a count for foreclosure of Perini’s recorded master mechanic’s lien against the CityCenter property in the amount of approximately $491 million, and asserts the priority of this mechanic’s lien over the interests of the CityCenter Owners, the Condo Owner Defendants and the Project lenders in the CityCenter property. In October 2010, Perini recorded an amended notice of lien reducing its lien to approximately $418 million.

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
     Securities and derivative litigation. Sanjay Israni v. Robert H. Baldwin, et al. Filed September 25, 2009. Case No. CV-09-02914, Second Judicial District Court, Washoe County, Nevada. This purported shareholder derivative action against certain former and current directors and a Company officer alleges, among other things, breach of fiduciary duty by defendants’ asserted insider selling and misappropriation of information; abuse of control; gross mismanagement; waste of corporate assets; unjust enrichment; and contribution and indemnification. MGM Resorts International is named as a nominal defendant. In May 2010, plaintiffs amended the complaint to, among other things, allege additional bases for their claims based upon the decision of the defendants’ to approve our joint venture with Pansy Ho, MGM Macau. In May 2010 the Second Judicial District Court in Washoe County transferred this case to the Eight Judicial District Court in Clark County, Nevada, and in September 2010 the latter court consolidated this action with the Charles Kim v. James J. Murren, et al., shareholder derivative action, Case No. A-09-599937-C, pending before that court.
Item 1A. Risk Factors
     A complete description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to those factors in the nine months ended September 30, 2010. We have provided a revised risk factor related to our joint venture investments and Tracinda ownership percentage below.
• Investing through partnerships or joint ventures including CityCenter and MGM Macau decreases our ability to manage risk. In addition to acquiring or developing hotels and resorts or acquiring companies that complement our business directly, we have from time to time invested, and expect to continue to invest, as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, the operation of a joint venture is subject to inherent risk due to the shared nature of the enterprise and the need to reach agreements on material matters. In addition, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-venturer might subject hotels and resorts owned by the joint venture to additional risk. Further, we may be unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent. Additionally, should a joint venture partner become bankrupt, we could become liable for our partner’s or coventurer’s share of joint venture liabilities.
For instance, if CityCenter, which is 50% owned and managed by us, is unable to meet its financial commitments and we and our partners are unable to support future funding requirements, as necessary, or if CityCenter’s $1.8 billion senior secured credit facility is terminated for any reason, such event could have adverse financial consequences to us. Such credit facility contains certain financial covenants including requiring CityCenter to maintain certain financial ratios commencing June 30, 2011. At that time, CityCenter will be required to maintain a maximum leverage ratio (debt to EBITDA, as defined) of 5.00:1, and maintain a minimum coverage ratio (EBITDA to interest charges, as defined) of 1.50:1. If CityCenter’s operating results do not improve significantly or its outstanding debt is not reduced it will not meet such financial covenants. We can provide no assurance that CityCenter’s operating results will improve, or that its outstanding debt will be reduced, or that amendments to its credit facility could be obtained if required.
The CityCenter credit facility also contains covenants limiting the maximum aggregate amount of mechanics liens filed against CityCenter. CityCenter obtained an amendment lasting through December 31, 2010 to the credit facility that allows for mechanics’ liens in an aggregate amount (after elimination of duplicative subcontractor liens) that is adequate to permit existing mechanics’ liens. The limitation reduces on December 31, 2010, however, the credit facility also allows for mechanics’ liens to exist above the stated limits to the extent that bonds or other security are provided with respect to any such mechanics’ liens, in each case in form acceptable to the administrative agent under the credit facility. We can provide no assurance that additional mechanics liens will not be filed in the future, or that CityCenter will be able to resolve current outstanding liens prior to December 31, 2010, or that sufficient or adequate security could be provided, or that further amendments to its credit facility could be obtained if required.

In addition, in accordance with our joint venture agreement and the CityCenter credit facility, we provided a cost overrun guarantee which is secured by our interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land.
Also, the operation of MGM Macau, 50% owned by us, is subject to unique risks, including risks related to: (a) Macau’s regulatory framework; (b) our ability to adapt to the different regulatory and gaming environment in Macau while remaining in compliance with the requirements of the gaming regulatory authorities in the jurisdictions in which we currently operate, as well as other applicable federal, state, or local laws in the United States and Macau; (c) potential political or economic instability; and (d) the extreme weather conditions in the region.
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
• Tracinda Corporation owns a significant amount of our common stock and may have interests that differ from the interests of other holders of our stock. As of September 30, 2010, Tracinda Corporation beneficially owned approximately 37% of our outstanding common stock, all of which shares owned by Tracinda have been pledged under its bank credit facility. Following the consummation of the equity offering on October 18, 2010, Tracinda beneficially owned approximately 28% of our outstanding common stock, without taking into account the underwriter’s overallotment option. In addition, Tracinda may be required in the future, under its bank credit facility, to liquidate some or all of the shares of our common stock it owns and has pledged under its bank credit facility, if the value of the collateral falls below a specified level. A liquidation of this nature of sufficient size may trigger a “change of control” under certain of the instruments governing our outstanding indebtedness. Upon a change of control, the lenders’ obligation to make advances under our senior credit facility may be terminated at the option of the lenders.
In addition, Tracinda may be able to exercise significant influence over us as a result of its significant ownership of our outstanding common stock. As a result, actions requiring stockholder approval that may be supported by other stockholders could be effectively blocked by Tracinda Corporation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. We did not repurchase shares of our common stock during the quarter ended September 30, 2010. The maximum number of shares available for repurchase under our May 2008 repurchase program was 20 million as of September 30, 2010.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101*	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009 (audited); (ii) Unaudited Statements of Operations for the three and nine months ended September 30, 2010 and 2009; (iii) Unaudited Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (iv) Notes to the Unaudited Consolidated Financial Statements (tagged as blocks of text).

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

MGM Resorts International
Date: November 5, 2010	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: November 5, 2010		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)