Form 10-K
period 2010-12-31
MGM Resorts International
filed 2011-02-28
CIK 789570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to

Commission File No. 001-10362

MGM Resorts International
(Exact name of Registrant as specified in its charter)

DELAWARE	88-0215232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3600 Las Vegas Boulevard South - Las Vegas, Nevada 89109
(Address of principal executive office) (Zip Code)

(702) 693-7120
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   X   No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes           No  X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes   X            No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):
 Yes           No   X

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2010 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2010) was $3.0 billion. As of February 18, 2011, 488,528,607 shares of Registrant’s Common Stock, $0.01 par value, were outstanding.

Portions of the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1.BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2.PROPERTIES
ITEM 3.LEGAL PROCEEDINGS
ITEM 4.(REMOVED AND RESERVED)
PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
EX-10.03.31
EX-10.03.32
EX-10.03.33
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1.	BUSINESS

MGM Resorts International is referred to as the “Company” or the “Registrant,” and together with our subsidiaries may also be referred to as “we,” “us” or “our.”

Overview

MGM Resorts International is one of the world’s leading and most respected companies with significant holdings in gaming, hospitality and entertainment. We believe the resorts we own, manage and invest in are among the world’s finest casino resorts. MGM Resorts International is a Delaware corporation that acts largely as a holding company; our operations are conducted through our wholly-owned subsidiaries.

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

Resort Portfolio

We execute our strategy through a portfolio approach, seeking to ensure that we own, manage and invest in resorts that are superior to our competitors’ resorts in the markets in which our resorts are located, as well as across our customer base. Our customer base is discussed below under “Resort Operation.”

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

Our Operating Resorts

We have provided certain information below about our resorts as of December 31, 2010. Except as otherwise indicated, we wholly own and operate the resorts shown below.

	Number of	Approximate
	Guestrooms	Casino Square		Gaming
Name and Location	and Suites	Footage	Slots (1)	Tables (2)
Las Vegas Strip, Nevada
CityCenter - 50% owned (3)	5,735	150,000	1,991	131
Bellagio	3,933	160,000	2,241	155
MGM Grand Las Vegas (4)	6,264	158,000	2,105	165
Mandalay Bay	4,752	160,000	1,811	93
The Mirage	3,044	118,000	1,923	89
Luxor	4,396	100,000	1,321	68
Excalibur	3,981	91,000	1,444	57
New York-New York	2,025	84,000	1,556	69
Monte Carlo	2,992	102,000	1,430	59
Circus Circus Las Vegas	3,767	122,000	1,624	54

Subtotal	40,889	1,245,000	17,446	940

	Number of	Approximate
	Guestrooms	Casino Square		Gaming
Name and Location	and Suites	Footage	Slots (1)	Tables (2)
Other Nevada
Circus Circus Reno (Reno)	1,572	70,000	919	35
Silver Legacy - 50% owned (Reno)	1,709	87,000	1,414	63
Gold Strike (Jean)	810	37,000	645	10
Railroad Pass (Henderson)	120	13,000	333	5
Other Operations
MGM Grand Detroit (Detroit, Michigan)(5)	400	100,000	4,166	96
Beau Rivage (Biloxi, Mississippi)	1,740	75,000	2,022	88
Gold Strike (Tunica, Mississippi)	1,133	50,000	1,326	55
MGM Macau - 50% owned (Macau S.A.R.)	593	215,000	1,061	409
Grand Victoria - 50% owned (Elgin, Illinois)	-	34,000	1,133	27

Grand Total	48,966	1,926,000	30,465	1,728

(1)	Includes slot machines, video poker machines and other electronic gaming devices.
(2)	Includes blackjack (“21”), baccarat, craps, roulette and other table games; does not include poker.
(3)	Includes Aria with 4,004 rooms and Mandarin Oriental Las Vegas with 392 rooms. Vdara includes 1,495 units, of which 156 have been sold as condominium-hotel units. 945 units in Vdara are currently available for rent, including 854 company-owned units and 91 from units owned by third parties.
(4)	Includes 1,220 rooms available for rent at The Signature at MGM Grand.
(5)	Our local partners have an ownership interest of approximately 3% of MGM Grand Detroit.

More detailed information about each of our operating resorts can be found in Exhibit 99.1 to this Annual Report on Form 10-K, which Exhibit is incorporated herein by reference.

Portfolio Strategy

We believe we operate the highest quality resorts in each of the markets in which we operate. Ensuring our resorts are the premier resorts in their respective markets requires capital investments that target our goal of creating the best possible experiences for our guests. We have historically made significant investments in our resorts through the addition of new restaurants, entertainment and nightlife offerings, and other new features and amenities. In addition, we have made regular capital investments to maintain the quality of our hotel rooms and public spaces. The quality of our resorts and amenities can be measured by our success in winning numerous awards, such as several Four and Five Diamond designations from the American Automobile Association and Four and Five Star designations from Mobil Travel.

We also actively manage our portfolio of land holdings. We own approximately 670 acres of land on the Las Vegas Strip, with a meaningful portion of those acres undeveloped acreage or acreage we consider to be under-developed.

Risks Associated with Our Portfolio Strategy

Certain principal risk factors relating to our current portfolio of resorts are:

•	Our limited geographic diversification – our major resorts are concentrated on the Las Vegas Strip and some of our largest competitors operate in more gaming markets than we do;

•	There are a number of gaming facilities located closer to our customers’ homes than our resorts; and

•	Additional new resort casinos and expansion projects at existing Las Vegas resort casinos have recently opened and new resorts could open in future periods. We are unable to determine to what extent increased competition will affect our future operating results.

See “Item 1A. Risk Factors” for a more detailed discussion of these and other risk factors.

Resort Operation

Our operating philosophy is to create resorts of memorable character, to treat our employees as valued and respected team members and to provide superior service for our guests. In addition, we also seek to develop competitive advantages in specific markets and among specific customer groups.

General

We primarily own and operate casino resorts that include gaming, hotel, dining, entertainment, retail and other resort amenities. Over half of our net revenue is derived from non-gaming activities, a higher percentage than many of our competitors, as we provide a complete resort experience for our guests, including high quality non-gaming amenities for which our guests are willing to pay a premium.

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

Most of our revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our resorts, like many in the industry, generate significant operating cash flow. Our industry is capital intensive and we rely heavily on the ability of our resorts to generate operating cash flow to repay debt financing, fund capital expenditures and provide excess cash for future development.

Our results of operations do not tend to be seasonal in nature, though a variety of factors can affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our high-end customers, and the level of play during major holidays, including New Year and Chinese New Year. Our significant convention and meeting facilities are utilized to maximize hotel occupancy and customer volumes during off-peak times, such as mid-week or traditionally slower leisure travel periods, which also leads to better labor utilization. Our results do not depend on key individual customers, although our success in marketing to customer groups, such as convention customers, or the financial health of customer segments, such as business travelers or high-end gaming customers from a particular country or region, can affect our results.

All of our casino resorts operate 24 hours a day, every day of the year, with the exception of Grand Victoria which operates 22 hours a day, every day of the year. At our wholly-owned resorts, our primary casino and hotel operations are owned and managed by us. Other resort amenities may be owned and operated by us, owned by us but managed by third parties for a fee, or leased to third parties. We generally have an operating philosophy that favors ownership and management of amenities, since guests have direct contact with staff in these areas and we prefer to control all aspects of the guest experience; however, we do lease space to retail and food and beverage operators, particularly for branding opportunities and when capital investment by us is not desirable or feasible. We also operate many “managed” outlets, utilizing third-party management for specific expertise in operations of restaurants and nightclubs, as well as for branding opportunities.

Customers and Competition

Our casino resorts generally operate in highly competitive environments. We compete against other gaming companies, as well as other hospitality and leisure and business travel companies. Our primary methods of successful competition include:

•	Locating our resorts in desirable leisure and business travel markets, and operating at superior sites within those markets;

•	Constructing and maintaining high-quality resorts and facilities, including luxurious guestrooms, state-of-the-art convention facilities and premier dining, entertainment, retail and other amenities;

•	Recruiting, training and retaining well-qualified and motivated employees who provide superior and friendly customer service;

•	Providing unique, “must-see” entertainment attractions; and

•	Developing distinctive and memorable marketing and promotional programs.

Our Las Vegas casino resorts compete for customers with a large number of other hotel casinos in the Las Vegas area, including major hotel casinos on or near the Las Vegas Strip, major hotel casinos in the downtown area, which is about five miles from the center of the Strip, and several major hotel casinos elsewhere in the Las Vegas area. Our Las Vegas Strip resorts also compete, in part, with each other. According to the Las Vegas Convention and Visitors Authority, there were approximately 149,000 guestrooms in Las Vegas at December 31, 2010 and December 31, 2009. At December 31, 2010, we operated approximately 28% of the guestrooms in Las Vegas. Las Vegas visitor volume was 37.3 million in 2010, a 3% increase from the 36.4 million reported for 2009.

The principal segments of the Las Vegas gaming market are leisure travel; premium gaming customers; conventions, including small meetings, trade associations, and corporate incentive programs; and tour and travel. Our luxury wholly-owned properties, including Bellagio, MGM Grand Las Vegas, Mandalay Bay, and The Mirage, appeal to the upper end of each market segment, balancing their business by using the convention and tour and travel segments to fill the mid-week and off-peak periods. Our marketing strategy for New York-New York, Luxor and Monte Carlo is aimed at attracting middle- to upper-middle-income customers, largely from the leisure travel and, to a lesser extent, the tour and travel segments. Excalibur and Circus Circus Las Vegas generally cater to the value-oriented and middle-income leisure travel and tour and travel segments.

Outside Las Vegas, our other wholly-owned Nevada operations compete with each other and with many other similarly sized and larger operations. Our Nevada resorts located outside of Las Vegas appeal primarily to the value-oriented leisure traveler and the value-oriented local customer. A significant number of our customers at these resorts come from California. We believe the expansion of Native American gaming in California has had a negative impact on all of our Nevada resorts not located on the Las Vegas Strip, and additional expansion in California could have a further adverse effect on these resorts.

Outside Nevada, our wholly-owned resorts primarily compete for customers in local and regional gaming markets, where location is a critical factor to success. For instance, in Tunica, Mississippi, one of our competitors is closer to Memphis, the area’s principal market. In addition, we compete with gaming operations in surrounding jurisdictions and other leisure destinations in each region. For example, in Detroit, Michigan we also compete with a casino in nearby Windsor, Canada and with Native American casinos in Michigan. In Biloxi, Mississippi we also compete with regional riverboat and land-based casinos in Louisiana, Native American casinos in central Mississippi and with casinos in Florida and the Bahamas.

Aria, which we manage and of which we own 50% through the CityCenter joint venture (“CityCenter”), appeals to the upper end of each segment in the Las Vegas market and competes with our wholly-owned luxury casino resorts. Our other unconsolidated affiliates mainly compete for customers against casino resorts in their respective markets. Much like our wholly-owned resorts, our unconsolidated affiliates compete through the quality of amenities, the value of the experience offered to guests, and the location of their resorts.

Our casino resorts also compete for customers with hotel casino operations located in other areas of the United States and other parts of the world, and for leisure and business travelers with non-gaming tourist destinations such as Hawaii, Florida and California. Our gaming operations compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, and other forms of legalized gaming in the United States.

Marketing

We advertise on the radio, television, internet and billboards and in newspapers and magazines in selected cities throughout the United States and overseas, as well as by direct mail and through the use of social media. We also advertise through our regional marketing offices located in major U.S. and foreign cities. A key element of marketing to premium gaming customers is personal contact by our marketing personnel. Direct marketing is also important in the convention segment. We maintain internet websites to inform customers about our resorts and allow our customers to reserve hotel rooms, make restaurant reservations and purchase show tickets. We actively utilize several social media sites to promote our brands, unique events, and special deals. We also operate call centers to allow customer contact by phone to make hotel and restaurant reservations and purchase show tickets.

We recently introduced a new players club loyalty program (“M life”). M life was introduced at our regional resorts in the third quarter of 2010, and to the remaining participating wholly-owned casino resorts and Aria on January 11, 2011. M life is our new player loyalty program that provides access to rewards, privileges, and members-only events. M life is a tiered system and allows customers to qualify for benefits across our participating resorts, regardless of where they play, encouraging customers to keep their total gaming spend within our casino resorts.

M life combines slots and table games play into one account and customers earn tiered rewards on both types of play. Customers earn “express comps,” which can be redeemed at restaurants, box offices, the M life players club, or kiosks at participating properties. Players can also redeem their express comps for M life “Moments,” which allow members to take advantage of unique and once-in-a-lifetime experiences such as picking the Bellagio Fountain songs for a day, being a trainer for a day with the dolphins at The Mirage and meet-and-greets with performers and celebrity chefs across our resort portfolio. Members of M life also continue to earn points redeemable for free play.

M life is currently a casino centered program but will expand to a broad-based program recognizing and rewarding customer spending across most channels focusing on wallet share capture, loyalty and frequency of visits. Advanced analytic techniques and new information technology will better identify customer preferences and predict future behavior allowing us to make customers more relevant offers, influence incremental visits and help build lasting customer relationships.

In addition to the loyalty program, we have re-branded our company magazine and developed an in-room M life television channel to highlight customers’ experiences and showcase “Moments” customers can earn through the accumulation of express comps. We believe that M life will enable us to more effectively market to our customers, as well as allow us to personalize customers’ experiences.

We also utilize our world-class golf courses in marketing programs at our Las Vegas Strip resorts. Our major Las Vegas resorts offer luxury suite packages that include golf privileges at Shadow Creek in North Las Vegas. In connection with our marketing activities, we also invite our premium gaming customers to play Shadow Creek on a complimentary basis. We also use Primm Valley Golf Club for marketing purposes at our Las Vegas Strip resorts. Additionally, marketing efforts at Beau Rivage benefit from Fallen Oak golf course 20 minutes north of Beau Rivage.

Employees and Management

We believe that knowledgeable, friendly and dedicated employees are a key success factor in the casino resort industry. Therefore, we invest heavily in recruiting, training and retaining exceptional highly motivated employees, as well as seeking to hire and promote the strongest management team possible. We have numerous programs, both at the corporate and business unit level, designed to achieve these objectives. For example, our diversity initiative extends throughout our company, and focuses on the unique strengths of our individuals combined with a culture of collaborative teamwork to achieve greater performance. Our diversity program has been widely recognized and has received numerous awards. We believe our internal development programs, such as the MGM Resorts University and various leadership and management training programs, are best in class among our industry peers.

Technology

We utilize various types of technology to maximize revenue and efficiency in our operations. We continue to move forward on standardizing the technology platforms for our hotel and point of sale systems, along with several other key operational systems. The standardization of these systems provides us with one consistent operating platform, allowing us efficiencies in training, reducing complexity in system integration and interfaces, standardizing processes across our casino resorts, and providing our customers with better information in connection with the implementation of M life.

Technology is also an important part of our strategy in non-gaming and administrative operations. Our hotel systems include yield management software programs at many of our resorts that help us maximize occupancy and room rates. Additionally, these systems capture charges made by our customers during their stay, including allowing customers of our resorts to charge meals and services at our other resorts to their hotel accounts.

Corporate Sustainability

We continue to gain recognition for our comprehensive company-wide environmental responsibility initiatives. During 2010, we were the first resorts in Nevada and Michigan to earn certification from Green Key, the largest international program evaluating sustainable hotel operations. We received certifications at 12 resorts, including “Five Green Key” (the highest possible) ratings at Aria, Vdara and Mandalay Bay. Many major travel service providers recognize the Green Key designation and identify our resorts for their continued commitment to sustainable hotel operations. We believe that our sustainability efforts are particularly beneficial in meeting and convention bookings, as corporations and associations seek to extend their environmentally responsible practices by doing business with like-minded, environmentally friendly companies.

In addition, we believe that incorporating the tenets of sustainability in our business decisions provides a platform for innovation. CityCenter is one of the world’s largest private green developments. Aria, Vdara, Crystals, Mandarin Oriental, Veer, and the Aria Convention Center all have received LEED® Gold certification by the U.S. Green Building Council. This marks the highest LEED achievement for any hotel, retail district or residential development in Las Vegas. With this accomplishment, CityCenter created a new standard for combining luxury and environmental responsibility within the large-scale hospitality industry.

Internal Controls

We have a strong culture of compliance, driven by our history in the highly regulated gaming industry and our belief that compliance is a value-added activity. Our system of internal controls and procedures - including internal control over financial reporting – is designed to promote reliable and accurate financial records, transparent disclosures, compliance with laws and regulations, and protection of our assets. Our internal controls start at the source of business transactions, and we have rigorous enforcement at both the business unit and corporate level.

Our corporate management also reviews each of our businesses on a regular basis and we have a corporate internal audit function that performs regular reviews regarding gaming compliance, internal controls over financial reporting, and operations.

In addition, we maintain a compliance committee that administers our company-wide compliance plan. The compliance plan is in place to promote compliance with gaming and other laws applicable to our operations in all jurisdictions, including performing background investigations on our current and potential employees, directors and vendors as well as thorough review of proposed transactions and associations.

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

In our U.S. jurisdictions, amounts owed for markers which are not timely paid are enforceable under state laws and all other states are required to enforce a judgment for amounts owed, pursuant to the Full Faith and Credit Clause of the U.S. Constitution. Amounts owed for markers that are not timely paid are not legally enforceable in some foreign countries, but the U.S. assets of foreign customers may be reached to satisfy judgments entered in the United States.

Risks Associated With Our Operating Strategy

Certain principal risk factors relating to our operating strategy are:

•	Our guestroom, dining and entertainment prices are often higher than those of most of our competitors in each market, although we believe that the quality of our facilities and services is also higher;

•	Our resort casinos compete to some extent with each other for customers. Aria, Bellagio, MGM Grand Las Vegas, Mandalay Bay and The Mirage, in particular, compete for some of the same premium gaming customers; MGM Grand Las Vegas and Mandalay Bay also compete to some extent against each other in the large-scale convention business and for large entertainment events; and

•	Additional new hotel casinos and expansion projects at existing Las Vegas hotel casinos have recently opened and new resorts could open in future periods. We are unable to determine the extent to which increased competition will affect our future operating results.

See “Item 1A. Risk Factors” for a more detailed discussion of these and other risk factors.

Sustainable Growth and Leveraging Our Brand and Management Assets

In allocating resources, our financial strategy is focused on managing a proper mix of investing in existing resorts, spending on new resorts or initiatives and repaying long-term debt. We believe there are reasonable investments for us to make in new initiatives and at our current resorts that will provide profitable returns, although these decisions have been significantly affected by economic conditions over the past several years, as well as by the recent financial crisis, which limited our access to capital.

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

We leverage our management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. We feel that several of our brands, particularly the “MGM Grand,” “Bellagio,” and “Skylofts” brands, are well suited to new projects in both gaming and non-gaming developments. We formed MGM Hospitality, LLC (“MGM Hospitality”) to focus on strategic resort development and management opportunities, with an emphasis on international opportunities which we believe offer the greatest opportunity for future growth. We have hired senior personnel with established backgrounds in the development and management of international hospitality operations to maximize the profit potential of MGM Hospitality’s operations. MGM Hospitality currently has management agreements for hotels in the Middle East, North Africa, India and China.

MGM Grand Abu Dhabi

In November 2007, we announced plans to develop a multi-billion dollar, large-scale, mixed-use development that will serve as an incoming gateway to Abu Dhabi, a United Arab Emirate, located at a prominent downtown waterfront site on Abu Dhabi Island. The project will be owned entirely by Mubadala Development Company (“Mubadala”); we will not have a capital investment in this project. Mubadala has informed us that they do not intend to proceed with the project on the same time frame and scope as originally contemplated. As a result, we are currently engaged in discussions with Mubadala regarding the restructuring of the project.

China

We have formed a joint venture with the Diaoyutai State Guesthouse in Beijing, People’s Republic of China, to develop luxury non-gaming hotels and resorts in China, initially targeting prime locations, including Beijing, in the People’s Republic of China. Our first resort, under the “MGM Grand” brand, is currently scheduled to open in late

2011 in Sanya, China. We have signed multiple technical and management services agreements for resorts that are expected to open over the next four years. We have minimal capital investments in these projects.

Vietnam

In November 2008, we and Asian Coast Development Ltd. announced plans to develop MGM Grand Ho Tram, which is expected to open in 2013. MGM Grand Ho Tram will anchor a multi-property complex on the Ho Tram Strip in the Ba Ria Vung Tau Province in southwest Vietnam. MGM Grand Ho Tram will be owned and financed by Asian Coast Development Ltd. and we will provide technical assistance and operate the luxury-integrated resort upon completion. We will have no capital investment in this project.

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

See “Item 1A. Risk Factors” for a more detailed discussion of these and other risk factors.

Intellectual Property

Our principal intellectual property consists of, among others, Bellagio, The Mirage, Mandalay Bay, MGM Grand, Luxor, Excalibur, New York-New York, Circus Circus and Beau Rivage trademarks, all of which have been registered or allowed in various classes in the U.S. We are currently undergoing the application process for the MGM Resorts International trademark. In addition, we have also registered or applied to register numerous other trademarks in connection with our properties, facilities and development projects in the U.S. We have also registered and/or applied to register many of our trademarks in various other foreign jurisdictions. These trademarks are brand names under which we market our properties and services. We consider these brand names to be important to our business since they have the effect of developing brand identification. We believe that the name recognition, reputation and image that we have developed attract customers to our facilities. Once granted, our trademark registrations are of perpetual duration so long as they are used and periodically renewed. It is our intent to pursue and maintain our trademark registrations consistent with our goals for brand development and identification, and enforcement of our trademark rights.

Employees and Labor Relations

As of December 31, 2010, we had approximately 45,000 full-time and 16,000 part-time employees of which 5,700 and 2,800, respectively, relate to CityCenter. At that date, we had collective bargaining contracts with unions covering approximately 30,000 of our employees. We consider our employee relations to be good. The collective bargaining agreements covering most of our union employees are subject to renegotiation in 2012.

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

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-K and our 2010 Annual Report to Stockholders contain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to generate significant cash flow; and amounts that we expect to receive in federal tax refunds, amounts we will invest in capital expenditures, amounts we will pay under the CityCenter completion guarantee, and amounts we may receive from the sale of residential units at CityCenter. The foregoing is not a complete list of all forward-looking statements we make.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, regional, national or global political, economic, business, competitive, market, and regulatory conditions and the following:

•	our substantial indebtedness and significant financial commitments and our ability to satisfy our obligations;
•	current and future economic and credit market conditions and our ability to service or refinance our indebtedness and to make planned expenditures;
•	restrictions and limitations in the agreements governing our senior credit facility and other senior indebtedness;
•	significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete;
•	the fact that we are subject to extensive regulation and the related cost of compliance or failure to comply with such regulations;
•	economic and market conditions in the markets in which we operate and in the locations in which our customers reside;
•	extreme weather conditions or climate change may cause property damage or interrupt business;
•	the concentration of our major gaming resorts on the Las Vegas Strip;

•	investing through partnerships or joint ventures including CityCenter and MGM Macau decreases our ability to manage risk;
•	our business is particularly sensitive to energy prices and a rise in energy prices;
•	leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks or acts of war or hostility;
•	we extend credit to a significant portion of our customers and we may not be able to collect gaming receivables from our credit players;
•	our insurance coverage may not be adequate to cover all possible losses that our properties could suffer. In addition, our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future;
•	plans for future construction can be affected by a number of factors, including timing delays and legal challenges;
•	the outcome of pending and potential future litigation claims against us;
•	the fact that Tracinda Corporation (“Tracinda”) owns a significant amount of our common stock and may have interests that differ from the interests of other holders of our stock;
•	a significant portion of our labor force is covered by collective bargaining agreements; and
•	risks associated with doing business outside of the United States.

Any forward-looking statement made by us in this Form 10-K or our 2010 Annual Report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

You should also be aware that while we from time to time communicate with securities analysts, we do not disclose to them any material non-public information, internal forecasts or other confidential business information. Therefore, you should not assume that we agree with any statement or report issued by any analyst, irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain projections, forecasts or opinions, those reports are not our responsibility and are not endorsed by us.

Executive Officers of the Registrant

The following table sets forth, as of February 28, 2011, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position

James J. Murren	49	Chairman, Chief Executive Officer, President and Director
Robert H. Baldwin	60	Chief Design and Construction Officer and Director
William J. Hornbuckle	53	Chief Marketing Officer
Corey I. Sanders	47	Chief Operating Officer
Daniel J. D’Arrigo	42	Executive Vice President, Chief Financial Officer and Treasurer
Phyllis A. James	58	Executive Vice President & Special Counsel—Litigation and Chief Diversity Officer
Aldo Manzini	47	Executive Vice President and Chief Administrative Officer
John McManus	43	Executive Vice President, General Counsel and Secretary
William M. Scott IV	50	Executive Vice President—Corporate Strategy and Special Counsel
Robert C. Selwood	55	Executive Vice President and Chief Accounting Officer
Rick Arpin	38	Senior Vice President—Corporate Controller
Alan Feldman	52	Senior Vice President—Public Affairs
James A. Freeman	42	Senior Vice President—Capital Markets and Strategy
Shawn T. Sani	45	Senior Vice President—Taxes

Mr. Murren has served as Chairman and Chief Executive Officer of the Company since December 2008 and as President since December 1999. He served as Chief Operating Officer from August 2007 through December 2008. He was Chief Financial Officer from January 1998 to August 2007 and Treasurer from November 2001 to August 2007.

Mr. Baldwin has served as Chief Design and Construction Officer since August 2007. He served as Chief Executive Officer of Mirage Resorts from June 2000 to August 2007 and President and Chief Executive Officer of Bellagio, LLC from June 1996 to March 2005.

Mr. Hornbuckle has served as Chief Marketing Officer since August 2009. He served as President and Chief Operating Officer of Mandalay Bay Resort & Casino from April 2005 to August 2009. He served as President and Chief Operating Officer of MGM MIRAGE—Europe from July 2001 to April 2005. He served as President and Chief Operating Officer of MGM Grand Las Vegas from October 1998 to July 2001.

Mr. Sanders has served as Chief Operating Officer since September 2010. He served as Chief Operating Officer for the Company’s Core Brand and Regional Properties from August 2009 to September 2010, as Executive Vice President—Operations from August 2007 to August 2009, as Executive Vice President and Chief Financial Officer for MGM Grand Resorts from April 2005 to August 2007 and served as Executive Vice President and Chief Financial Officer for MGM Grand from August 1997 to April 2005.

Mr. D’Arrigo has served as Executive Vice President and Chief Financial Officer since August 2007 and Treasurer since September 2009. He served as Senior Vice President—Finance of the Company from February 2005 to August 2007 and as Vice President—Finance of the Company from December 2000 to February 2005.

Ms. James has served as Executive Vice President and Special Counsel—Litigation since July 2010. She served as Senior Vice President, Deputy General Counsel of the Company from March 2002 to July 2010. From 1994 to 2001 she served as Corporation (General) Counsel and Law Department Director for the City of Detroit. In that capacity she also served on various public and quasi-public boards and commissions on behalf of the City, including the Election Commission, the Detroit Building Authority and the Board of Ethics.

Mr. Manzini has served as Executive Vice President and Chief Administrative Officer since March 2007. Prior thereto, he served as Senior Vice President of Strategic Planning for the Walt Disney Company and in various senior management positions throughout his tenure from April 1990 to January 2007.

Mr. McManus has served as Executive Vice President, General Counsel and Secretary since July 2010. He served as Senior Vice President, Acting General Counsel and Secretary of the Company from December 2009 to July 2010. He served as Senior Vice President, Deputy General Counsel and Assistant Secretary from September 2009 to December 2009. He served as Senior Vice President, Assistant General Counsel and Assistant Secretary of the Company from July 2008 to September 2009. He served as Vice President and General Counsel for CityCenter’s residential and retail divisions from January 2006 to July 2008. Prior thereto, he served as General Counsel or Assistant General Counsel for various of the Company’s operating subsidiaries from May 2001 to January 2006.

Mr. Scott has served as Executive Vice President—Corporate Strategy and Special Counsel since July 2010. He served as Senior Vice President and Deputy General Counsel of the Company from August 2009 to July 2010. Previously, he was a partner in the Los Angeles office of Sheppard, Mullin, Richter & Hampton LLP, specializing in financing transactions, having joined that firm in 1986.

Mr. Selwood has served as Executive Vice President and Chief Accounting Officer since August 2007. He served as Senior Vice President—Accounting of the Company from February 2005 to August 2007 and as Vice President—Accounting of the Company from December 2000 to February 2005.

Mr. Arpin has served as Senior Vice President—Corporate Controller of the Company since August 2009. He served as Vice President of Financial Accounting of the Company from January 2007 to August 2009. He served as Assistant Vice President of Financial Reporting from January 2005 to January 2007, and as Director of Financial Reporting from May 2002 to January 2005.

Mr. Feldman has served as Senior Vice President—Public Affairs of the Company since September 2001. He served as Vice President—Public Affairs of the Company from June 2000 to September 2001.

Mr. Freeman has served as Senior Vice President—Capital Markets and Strategy since March 2010. Previously, he was the Senior Vice President and Chief Financial Officer of Fontainebleau Resorts, having joined that company in 2006. Prior thereto, he held various investment banking positions with Banc of America Securities from 1998 to 2006.

Mr. Sani has served as Senior Vice President—Taxes of the Company since July 2005. He served as Vice President—Taxes of the Company from June 2002 to July 2005.

Available Information

We maintain a website at www.mgmresorts.com that includes financial and other information for investors. We provide access to our SEC filings, including our annual report on Form 10-K and quarterly reports on Form 10-Q (including related filings in XBRL format), filed and furnished current reports on Form 8-K, and amendments to those reports on our website, free of charge, through a link to the SEC’s EDGAR database. Through that link, our filings are available as soon as reasonably practical after we file the documents.

These filings are also available on the SEC’s website at www.sec.gov. In addition, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Reference in this document to our website address does not constitute incorporation by reference of the information contained on the website.

ITEM 1A.	RISK FACTORS

You should be aware that the occurrence of any of the events described in this section and elsewhere in this report or in any other of our filings with the SEC could have a material adverse effect on our business, financial position, results of operations and cash flows. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial positions, results of operations or cash flows. In evaluating us, you should consider carefully, among other things, the risks described below.

Risks Related to our Substantial Indebtedness

•	Our substantial indebtedness and significant financial commitments could adversely affect our operations and financial results and impact our ability to satisfy our obligations. As of December 31, 2010, we had approximately $12.3 billion of indebtedness, including $2.3 billion of borrowings outstanding under our senior credit facility, and had approximately $1.2 billion of available borrowing capacity under the senior credit facility. We have no other existing sources of borrowing availability, except to the extent we pay down further amounts outstanding under the senior credit facility. We have approximately $455 million of 2011 note maturities and estimated interest payments of $969 million in 2011 based on outstanding debt as of December 31, 2010. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our liquidity and financial position. In addition, our substantial indebtedness and significant financial commitments could have important negative consequences, including:

-	increasing our exposure to general adverse economic and industry conditions;
-	limiting our flexibility to plan for, or react to, changes in our business and industry;
-	limiting our ability to borrow additional funds;
-	making it more difficult for us to make payments on our indebtedness; and
-	placing us at a competitive disadvantage compared to other less leveraged competitors.

Moreover, our businesses are capital intensive. For our owned and managed properties to remain attractive and competitive we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished, which requires an ongoing supply of cash and, to the extent that we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. Similarly, future development projects and acquisitions could require significant capital commitments, the incurrence of additional debt, guarantees of third-party debt, or the incurrence of contingent liabilities, which could have an adverse effect on our business, financial condition and results of operations. Events over the past several years, including the failures and near failures of financial services companies and the decrease in liquidity and available capital, have negatively affected the capital markets.

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

We have a significant amount of indebtedness maturing in 2013 and 2014 and thereafter. Our ability to timely refinance and replace such indebtedness will depend upon the foregoing as well as on continued and sustained improvements in financial markets. If we are unable to refinance our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to note holders, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

•	The agreements governing our senior credit facility and other senior indebtedness contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity and therefore could adversely affect our results of operations. Covenants governing our senior credit facility and certain of our debt securities restrict, among other things, our ability to:

-	pay dividends or distributions, repurchase or issue equity, prepay debt or make certain investments;
-	incur additional debt or issue certain disqualified stock and preferred stock;
-	incur liens on assets;
-	pledge or sell assets or consolidate with another company or sell all or substantially all assets;
-	enter into transactions with affiliates;
-	allow certain subsidiaries to transfer assets; and
-	enter into sale and lease-back transactions.

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

Further, our directors, officers, key employees and joint venture partners must meet approval standards of certain state regulatory authorities. If state regulatory authorities were to find a person occupying any such position or a joint venture partner unsuitable, we would be required to sever our relationship with that person or the joint venture partner may be required to dispose of their interest in the joint venture. State regulatory agencies may conduct investigations into the conduct or associations of our directors, officers, key employees or joint venture partners to ensure compliance with applicable standards. For example, as a result of the New Jersey Division of Gaming Enforcement (the “DGE”) investigation of our relationship with our joint venture partner in Macau we entered into a settlement agreement with the DGE under which we were required to sell our 50% ownership interest in Borgata and related leased land in Atlantic City.

Certain public and private issuances of securities and other transactions that we are party to also require the approval of some state regulatory authorities.

In addition to gaming regulations, we are also subject to various federal, state and local laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, smoking, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. For example, Illinois has enacted a ban on smoking in nearly all public places, including bars, restaurants, work places, schools and casinos. The likelihood or outcome of similar legislation in other jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact our financial performance.

•	Our business is affected by economic and market conditions in the markets in which we operate and in the locations in which our customers reside. Our business is particularly sensitive to reductions in discretionary consumer spending and corporate spending on conventions and business development. Economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotel and casino resorts, trade shows and conventions, and for the type of luxury amenities we offer. In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual disposable consumer income and wealth, or fears of war and future acts of terrorism. Aria, Bellagio, MGM Grand Las Vegas, Mandalay Bay and The Mirage in particular may be affected by economic conditions in the Far East, and all of our Nevada resorts are affected by economic conditions in the United States, and California in particular. A recession, economic slowdown or any other significant economic condition affecting consumers or corporations generally is likely to cause a reduction in visitation to our resorts, which would adversely affect our operating results. For example, the recent recession and downturn in consumer and corporate spending has had a negative impact on our results of operations. In addition, the weak housing and real estate market — both generally and in Nevada particularly — has negatively impacted CityCenter’s ability to sell residential units.

•	Extreme weather conditions or climate change may cause property damage or interrupt business, which could harm our business and results of operations. Certain of our casino properties are located in areas that may be subject to extreme weather conditions, including, but not limited to, hurricanes. Such extreme weather conditions may interrupt our operations, damage our properties, and reduce the number of customers who visit our facilities in such areas. Although we maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions. Furthermore, such extreme weather conditions may interrupt or impede access to our affected properties and may cause visits to our affected properties to decrease for an indefinite period.

•	Because our major gaming resorts are concentrated on the Las Vegas Strip, we are subject to greater risks than a gaming company that is more geographically diversified. Given that our major resorts are concentrated on the Las Vegas Strip, our business may be significantly affected by risks common to the Las Vegas tourism industry. For example, the cost and availability of air services and the impact of any events which disrupt air travel to and from Las Vegas can adversely affect our business. We cannot control the number or frequency of flights into or out of Las Vegas, but we rely on air traffic for a significant portion of our visitors. Reductions in flights by major airlines as a result of higher fuel prices and lower demand can impact the number of visitors to our resorts. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of our customers reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our facilities.

•	Investing through partnerships or joint ventures including CityCenter and MGM Macau decreases our ability to manage risk. In addition to acquiring or developing hotels and resorts or acquiring companies that complement our business directly, we have from time to time invested, and expect to continue to invest, as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, the operation of a joint venture is subject to inherent risk due to the shared nature of the enterprise and the need to reach agreements on material matters. In addition, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-venturer might subject hotels and resorts owned by the joint venture to additional risk. Further, we may be unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent. Additionally, should a joint venture partner become bankrupt, we could become liable for our partner’s or co-venturer’s share of joint venture liabilities.

For instance, CityCenter, which is 50% owned and managed by us, has a significant amount of indebtedness, which could adversely affect its business and its ability to meet its obligations. If CityCenter is unable to meet its financial commitments and we and our partners are unable to support future funding requirements, as necessary, such event could have adverse financial consequences to us. In addition, the agreements governing the indebtedness subject CityCenter and its subsidiaries to significant financial and other restrictive covenants, including restrictions on its ability to incur additional indebtedness, place liens upon assets, make distributions to us, make certain investments, consummate certain asset sales, enter into transactions with affiliates (including us) and merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. The CityCenter amended and restated credit facility also requires CityCenter to meet an interest coverage ratio test commencing on September 30, 2012. We cannot be sure that CityCenter will be able to meet this test or that the lenders will waive any failure to meet the test.

In addition, in accordance with our joint venture agreement and the CityCenter credit facility, we provided a cost overrun guarantee which is secured by our interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land.

Also, the operation of MGM Macau, which is 50% owned by us, is subject to unique risks, including risks related to: (a) our ability to adapt to the different regulatory and gaming environment in Macau while remaining in compliance with the requirements of the gaming regulatory authorities in the jurisdictions in which we currently operate, as well as other applicable federal, state, or local laws in the United States and Macau; (b) potential political or economic instability; and (c) the extreme weather conditions in the region.

•	Our business is particularly sensitive to energy prices and a rise in energy prices could harm our operating results. We are a large consumer of electricity and other energy and, therefore, higher energy prices may have an adverse effect on our results of operations. Accordingly, increases in energy costs may have a negative impact on our operating results. Additionally, higher electricity and gasoline prices which affect our customers may result in reduced visitation to our resorts and a reduction in our revenues.

•	Leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks or acts of war or hostility. We are dependent on the willingness of our customers to travel by air. Since most of our customers travel by air to our Las Vegas and Macau properties, any terrorist act, outbreak of hostilities, escalation of war, or any actual or perceived threat to the security of travel by air, could adversely affect our financial condition, results of operations and cash flows. Furthermore, although we have been able to purchase some insurance coverage for certain types of terrorist acts, insurance coverage against loss or business interruption resulting from war and some forms of terrorism continues to be unavailable.

•	We extend credit to a large portion of our customers and we may not be able to collect gaming receivables from our credit players. We conduct our gaming activities on a credit and cash basis. Any such credit we extend is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible. While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of Nevada, and Nevada judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the U.S. Constitution, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.

•	Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer. In addition, our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future. Although we have “all risk” property insurance coverage for our operating properties, which covers damage caused by a casualty loss (such as fire, natural disasters, acts of war, or terrorism), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the facilities if there was a total loss. Our level of insurance coverage also may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as labor strikes, nuclear events, acts of war, loss of income due to cancellation of room reservations or conventions due to fear of terrorism, deterioration or corrosion, insect or animal damage and pollution, may not be covered at all under our policies. Therefore, certain acts could expose us to substantial uninsured losses.

In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of these events or be subject to claims by third parties that may be injured or harmed. While we carry business interruption insurance and general liability insurance, this insurance may not be adequate to cover all losses in any such event.

We renew our insurance policies (other than our builder’s risk insurance) on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage.

•	We face risks related to pending claims that have been, or future claims that may be, brought against us. Claims have been brought against us and our subsidiaries in various legal proceedings, and additional legal and tax claims arise from time to time. We may not be successful in the defense or prosecution of our current or future legal proceedings, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations. Please see the further discussion in Item 3. “Legal Proceedings.”

•	Tracinda owns a significant amount of our common stock and may have interests that differ from the interests of other holders of our stock. As of December 31, 2010, Tracinda beneficially owned approximately 27% of our outstanding common stock. Should Tracinda and its affiliates collectively cease to own more than 15% of our outstanding common stock, such an event will constitute a “change of control” under the indentures governing certain of our outstanding secured notes. In that event, we would be required to offer to purchase those notes at 101% of the outstanding principal amount of those notes.

In addition, Tracinda may be able to exercise significant influence over us as a result of its significant ownership of our outstanding common stock. As a result, actions requiring stockholder approval that may be supported by other stockholders could be effectively blocked by Tracinda.

•	A significant portion of our labor force is covered by collective bargaining agreements. Work stoppages and other labor problems could negatively affect our business and results of operations. Approximately 30,000 of our 61,000 employees are covered by collective bargaining agreements. A prolonged dispute with the covered employees could have an adverse impact on our operations. In addition, wage and or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations and to the extent that our non-union employees join unions, we would have greater exposure to risks associated with labor problems. The majority of our collective bargaining agreements expire in 2012.

•	We are subject to risks associated with doing business outside of the United States. Our operations outside the United States are subject to risks that are inherent in conducting business under non-United States laws, regulations and customs. In particular, the risks associated with the operation of MGM Macau, which is 50% owned by us, or any future operations in which we may engage in any other foreign territories, include:

-	changes in laws and policies that govern operations of companies in Macau;
-	changes in non-United States government programs;
-	possible failure to comply with anti-bribery laws such as the United States Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
-	general economic conditions and policies in China, including restrictions on travel and currency movements;
-	difficulty in establishing, staffing and managing non-United States operations;
-	different labor regulations;
-	changes in environmental, health and safety laws;
-	potentially negative consequences from changes in or interpretations of tax laws;
-	political instability and actual or anticipated military or political conflicts;
-	economic instability and inflation, recession or interest rate fluctuations; and
-	uncertainties regarding judicial systems and procedures.

These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition. For example, we are subject to compliance with the United States Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by any of our properties could have an adverse effect on our financial condition, results of operations or cash flows. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

We are also exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates. If the United States dollar strengthens in relation to the currencies of other countries, our United States dollar reported income from sources where revenue is dominated in the currencies of other such countries will decrease.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located at Bellagio. The following table lists our significant land holdings; unless otherwise indicated, all properties are wholly-owned. We also own or lease various other improved and unimproved property in Las Vegas and other locations in the United States and certain foreign countries.

	Approximate
Name and Location	Acres	Notes
Las Vegas, Nevada operations:
Bellagio	76	Two acres of the site are subject to two ground leases that expire (giving effect to our renewal options) in 2019 and 2073.
MGM Grand Las Vegas	102
Mandalay Bay	100
The Mirage	84
Luxor	60
New York-New York	20
Excalibur	53
Monte Carlo	28
Circus Circus Las Vegas	69
Shadow Creek Golf Course	240

Other Nevada operations:
Circus Circus Reno	10	A portion of the site is subject to two ground leases, which expire in 2032 and 2033, respectively.
Primm Valley Golf Club	448	Located at the California state line, four miles from Primm, Nevada.
Gold Strike, Jean, Nevada	51
Railroad Pass, Henderson, Nevada	9

Other domestic operations:
MGM Grand Detroit	27
Beau Rivage, Biloxi, Mississippi	41	Includes 10 acres of tidelands leased from the State of Mississippi under a lease that expires (giving effect to our renewal options) in 2066.
Fallen Oak Golf Course, Saucier, Mississippi	508
Gold Strike, Tunica, Mississippi	24

Other land:
Support Services	12	Includes approximately 10 acres behind New York-New York and approximately two acres adjacent to New York- New York.
Las Vegas Strip- south	20	Located immediately south of Mandalay Bay.
	15	Located across the Las Vegas Strip from Luxor.
Las Vegas Strip- north	34	Located north of Circus Circus.
North Las Vegas, Nevada	66	Located adjacent to Shadow Creek.
Henderson, Nevada	47	Adjacent to Railroad Pass.
Jean, Nevada	116	Located adjacent to, and across I-15 from, Gold Strike.
Sloan, Nevada	89
Stateline, California at Primm	125	Adjacent to the Primm Valley Golf Club.
Tunica, Mississippi	388	We own an undivided 50% interest in this site with another, unaffiliated, gaming company.
Atlantic City, New Jersey	141	Approximately eight acres are leased to Borgata under a short-term lease. Of the remaining land, approximately 74 acres are suitable for development.

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

The land underlying MGM Grand, along with substantially all of the assets of that resort, serves as collateral for our 9.00% senior secured notes due 2020 issued in 2010. Upon the issuance of such notes, the holders of our 13% senior secured notes due 2013 obtained an equal and ratable lien in all collateral securing these notes.

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

Joint Ventures

MGM Macau occupies an approximately 10 acre site which it possesses under a 25 year land use right agreement with the Macau government. MGM Grand Paradise Limited’s interest in the land use right agreement is used as collateral for MGM Grand Paradise Limited’s bank credit facility. As of December 31, 2010, approximately $743 million was outstanding under the bank credit facility.

Silver Legacy occupies approximately five acres in Reno, Nevada, adjacent to Circus Circus Reno. The land, along with substantially all of the assets of that resort, is used as collateral for Silver Legacy’s 10.125% mortgage notes. As of December 31, 2010, $143 million of principal of the 10.125% mortgage notes were outstanding.

CityCenter occupies approximately 67 acres of land between Bellagio and Monte Carlo. The site along with substantially all of the assets of that resort, serves as collateral for CityCenter’s bank credit facility. As of December 31, 2010, there was $1.8 billion outstanding under the bank credit facility. In January 2011, CityCenter completed a series of debt restructuring transactions. See “Management’s Discussion and Analysis – Other Factors Affecting Liquidity” for additional information about these transactions.

All of the borrowings by our unconsolidated affiliates described above are non-recourse to MGM Resorts International. Other than as described above, none of our other assets serve as collateral.

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

The CityCenter Owners and the other defendants dispute Perini’s allegations, and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to CityCenter, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon Hotel & Spa component, property damage and Perini’s failure to perform its obligations to pay Project subcontractors and to prevent filing of liens against the Project. Parallel to the court litigation CityCenter management conducted an extra-judicial program for settlement of Project subcontractor claims. CityCenter has resolved the claims of the majority of the 223 first-tier subcontractors, with only several remaining for further proceedings along with trial of Perini’s claims and CityCenter’s Harmon-related counterclaim and other claims by CityCenter against Perini and its parent guarantor, Tutor Perini. In December 2010, Perini recorded an amended notice of lien reducing its lien to approximately $313 million.

The CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the lawsuit. The range of loss beyond the claims asserted to date by Perini or any gain the joint venture may realize related to the defendants’ counterclaims cannot be reasonably estimated at this time.

Securities and derivative litigation. In 2009 various shareholders filed six lawsuits in Nevada federal and state court against the Company and various of its former and current directors and officers alleging federal securities laws violations and/or related breaches of fiduciary duties in connection with statements allegedly made by the defendants during the period August 2007 through the date of such lawsuit filings. In general, the lawsuits assert the same or similar allegations, including that during the relevant period defendants artificially inflated the Company’s common stock price by knowingly making materially false and misleading statements and omissions to the investing public about the Company’s financial statements and condition, operations, CityCenter, and the intrinsic value of the Company’s common stock; that these alleged misstatements and omissions thereby enabled certain Company insiders to derive personal profit from the sale of Company common stock to the public; that defendants caused plaintiffs and other shareholders to purchase Company common stock at artificially inflated prices; and that defendants imprudently implemented a share repurchase program to the detriment of the Company. The lawsuits seek unspecified compensatory damages, restitution and disgorgement of alleged profits, injunctive relief related to corporate governance and/or attorneys’ fees and costs.

The lawsuits are:

In re MGM MIRAGE Securities Litigation, Case No. 2:09-cv-01558-GMN-LRL. In November 2009, the U.S. District Court for Nevada consolidated the Robert Lowinger v. MGM MIRAGE, et al. (Case No. 2:09-cv-01558-RCL-LRL, filed August 19, 2009) and Khachatur Hovhannisyan v. MGM MIRAGE, et al. (Case No. 2:09-cv-02011-LRH-RJJ, filed October 19, 2009) putative class actions under the caption “In re MGM MIRAGE Securities Litigation.” The cases name the Company and certain former and current directors and officers as defendants and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. These cases were transferred in July 2010 to the Honorable Gloria M. Navarro. In October 2010 the court appointed several employee retirement benefits funds as co-lead plaintiffs and their counsel as co-lead and co-liaison counsel. In January 2011, lead plaintiffs filed a consolidated amended complaint, alleging that between August 2, 2007 and March 5, 2009, the Company, its directors and certain of its officers artificially inflated the market price of the Company’s securities by knowingly making materially false and misleading public statements and omissions concerning the Company’s financial condition, its liquidity, its access to credit, and the costs and progress of construction of the CityCenter development. The consolidated amended complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. These cases remain pending before the court. The Company and the other defendants have yet to answer and plan to file motions to dismiss the cases.

Mario Guerrero v. James J. Murren, et al. (Case No. 2:09-cv-01815-KJD-RJJ, filed September 14, 2009, U.S. District Court for the District of Nevada). This purported shareholder derivative action against certain of the Company’s former and current directors and officers alleges, among other things, breach of fiduciary duty by defendants’ asserted improper financial reporting, insider selling and misappropriation of information; and unjust enrichment. The Company is named as a nominal defendant. Plaintiff’s joint motion with the Shamberger plaintiff (see below), filed in October 2009 and renewed in June 2010, to consolidate this case with the Shamberger case and to appoint lead plaintiffs and lead counsel remains pending. This case otherwise remains pending before the court.

Regina Shamberger v. J. Terrence Lanni, et al. (Case No. 2:09-cv-01817-PMP-GWF, filed September 14, 2009, U.S. District Court for the District of Nevada). This purported shareholder derivative action against certain of the Company’s former and current directors and officers alleges, among other things, breach of fiduciary duty by defendants’ asserted insider selling and misappropriation of information; waste of corporate assets; and unjust enrichment. The Company is named as a nominal defendant. See Guerrero immediately above. This case otherwise remains pending before the court.

Charles Kim v. James J. Murren, et al. (Case No. A-09-599937-C, filed September 23, 2009, Eighth Judicial District Court, Clark County, Nevada). This purported shareholder derivative action against certain of the Company’s former and current directors and officers alleges, among other things, breach of fiduciary duty by defendants’ asserted dissemination of false and misleading statements to the public, failure to maintain internal controls, and failure to properly oversee and manage the Company; unjust enrichment; abuse of control; gross mismanagement; and waste of corporate assets. The Company is named as a nominal defendant. This case remains pending before the court. See below.

Sanjay Israni v. Robert H. Baldwin, et al. (Case No. CV-09-02914, filed September 25, 2009, Second Judicial District Court, Washoe County, Nevada). This purported shareholder derivative action against certain of the Company’s former and current directors and a Company officer alleges, among other things, breach of fiduciary duty by defendants’ asserted insider selling and misappropriation of information; abuse of control; gross mismanagement; waste of corporate assets; unjust enrichment; and contribution and indemnification. The Company is named as a nominal defendant. In May 2010, plaintiffs amended the complaint to, among other things, allege as additional bases for their claims defendants’ approval of the Company’s joint venture with Pansy Ho at MGM Macau. In May 2010 the Second Judicial District Court in Washoe County transferred this case to the Eighth Judicial District Court in Clark County, Nevada (Case No. A-10-619411-C), and in September 2010 the latter court consolidated this action with the Charles Kim v. James J. Murren, et al. shareholder derivative action, Case No. A-09-599937-C. In December 2010 and January 2011 the Company and its directors filed motions with the court to dismiss the derivative complaints in the Israni and Kim cases. The motion is scheduled for hearing in April 2011.

The Company will continue to vigorously defend itself against these claims.

Other

We and our subsidiaries are also defendants in various other lawsuits, most of which relate to routine matters incidental to our business. We do not believe that the outcome of such pending litigation, considered in the aggregate, will have a material adverse effect on the Company.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the New York Stock Exchange under the symbol “MGM.” The following table sets forth, for the calendar quarters indicated, the high and low sale prices of our common stock on the New York Stock Exchange Composite Tape.

	2010		2009
	High	Low	High	Low

First quarter	$12.87	$9.31	$16.89	$1.81
Second quarter	16.66	9.59	14.01	2.34
Third quarter	11.56	8.92	14.25	5.34
Fourth quarter	15.10	10.70	12.72	8.54

There were approximately 4,436 record holders of our common stock as of February 18, 2011.

We have not paid dividends on our common stock in the last two fiscal years. As a holding company with no independent operations, our ability to pay dividends will depend upon the receipt of dividends and other payments from our subsidiaries. Furthermore, our senior credit facility contains financial covenants that could restrict our ability to pay dividends and our senior credit facility and secured notes indentures contain restrictive covenants that limit our ability to pay dividends, subject to certain exceptions. Our Board of Directors periodically reviews our policy with respect to dividends, and any determination to pay dividends in the future will depend on our financial position, future capital requirements and financial debt covenants and any other factors deemed necessary by the Board of Directors. Moreover, should we pay any dividends in the future, there can be no assurance that we will continue to pay such dividends.

Share Repurchases

Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. We did not repurchase shares of our common stock during the quarter and year ended December 31, 2010. The maximum number of shares available for repurchase under our May 2008 repurchase program was 20 million as of December 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Net revenues	$6,019,233	$5,978,589	$7,208,767	$7,691,637	$7,175,956
Operating income (loss)	(1,158,931)	(963,876)	(129,603)	2,863,930	1,758,248
Income (loss) from continuing operations	(1,437,397)	(1,291,682)	(855,286)	1,400,545	635,996
Net income (loss)	(1,437,397)	(1,291,682)	(855,286)	1,584,419	648,264

Basic earnings per share:
Income (loss) from continuing operations	$(3.19)	$(3.41)	$(3.06)	$4.88	$2.25
Net income (loss) per share	$(3.19)	$(3.41)	$(3.06)	$5.52	$2.29
Weighted average number of shares	450,449	378,513	279,815	286,809	283,140

Diluted earnings per share:
Income (loss) from continuing operations	$(3.19)	$(3.41)	$(3.06)	$4.70	$2.18
Net income (loss) per share	$(3.19)	$(3.41)	$(3.06)	$5.31	$2.22
Weighted average number of shares	450,449	378,513	279,815	298,284	291,747

At year-end:
Total assets	$18,896,266	$22,518,210	$23,274,716	$22,727,686	$22,146,238
Total debt, including capital leases	12,050,542	14,060,270	13,470,618	11,182,003	12,997,927
Stockholders’ equity	2,998,545	3,870,432	3,974,361	6,060,703	3,849,549
Stockholders’ equity per share	$6.14	$8.77	$14.37	$20.63	$13.56
Number of shares outstanding	488,513	441,222	276,507	293,769	283,909

The following events/transactions affect the year-to-year comparability of the selected financial data presented above:

Acquisitions and Dispositions

•	In April 2007, we sold the Primm Valley Resorts.
•	In June 2007, we sold the Colorado Belle and Edgewater resorts in Laughlin, Nevada (the “Laughlin Properties”).
•	In 2007, we recognized a $1.03 billion pre-tax gain on the contribution of CityCenter to a joint venture.
•	In March 2009, we sold the Treasure Island casino resort (“TI”) in Las Vegas, Nevada and recorded a gain on the sale of $187 million.

The results of the Primm Valley Resorts and the Laughlin Properties are classified as discontinued operations for all applicable periods presented, including the gain on sales of such assets. The results of TI are not recorded as discontinued operations, as we believe significant customer migration occurred between TI and our other Las Vegas Strip resorts.

Other

•	Beau Rivage was closed from August 2005 to August 2006 due to Hurricane Katrina.
•	During 2007 and 2006, we recognized our share of profits from the sale of condominium units at The Signature at MGM Grand. We recognized $93 million and $117 million (pre-tax) of such income in 2007 and 2006, respectively.
•	During 2007 and 2006, we recognized $284 million and $86 million, respectively, of pre-tax income for insurance recoveries related to Hurricane Katrina.
•	In 2008, we recognized a $1.2 billion non-cash impairment charge related to goodwill and indefinite-lived intangible assets recognized in the Mandalay acquisition.
•	In 2009, we recorded non-cash impairment charges of $176 million related to our M Resort note, $956 million related to our investment in CityCenter, $203 million related to our share of the CityCenter residential impairment, and $548 million related to our land holdings on Renaissance Pointe in Atlantic City and capitalized development costs related to our MGM Grand Atlantic City Project.
•	In 2010, we recorded non-cash impairment charges of $1.3 billion related to our investment in CityCenter, $166 million related to our share of the CityCenter residential real estate impairment, and $128 million related to our Borgata investment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative provides information about our liquidity, financial position, results of operations and other factors affecting our current and future operating results.

Executive Overview

Current Operations

At December 31, 2010, our operations primarily consisted of 15 wholly-owned casino resorts and 50% investments in four other casino resorts.

Las Vegas, Nevada:	CityCenter (50% owned and managed by us), Bellagio, MGM Grand Las
Vegas (including The Signature), Mandalay Bay, The Mirage, Luxor, New York-New York, Excalibur, Monte Carlo and Circus Circus Las Vegas.

Other:	Circus Circus Reno and Silver Legacy (50% owned) in Reno, Nevada;
Gold Strike in Jean, Nevada; Railroad Pass in Henderson, Nevada; MGM
Grand Detroit in Detroit, Michigan; Beau Rivage in Biloxi, Mississippi and
Gold Strike Tunica in Tunica, Mississippi; Grand Victoria (50% owned) in
Elgin, Illinois; and MGM Macau (50% owned).

Other operations include the Shadow Creek golf course in North Las Vegas and Fallen Oak golf course in Saucier, Mississippi. We also own the Primm Valley Golf Club at the California state line, which is currently operated by a third party under a lease agreement.

The other 50% of CityCenter is owned by Infinity World Development Corp (“Infinity World”), a wholly-owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, a 4,004-room casino resort; Mandarin Oriental Las Vegas, a 392-room non-gaming boutique hotel; Crystals, a retail district with 334,000 of currently leaseable square feet; and Vdara, a 1,495-room luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental – 225 units and Veer – 669 units. Aria, Vdara, Mandarin Oriental and Crystals all opened in December 2009 and the sales of residential units within CityCenter began closing in early 2010. We receive a management fee of 2% of revenues for the management of Aria and Vdara, and 5% of EBITDA (as defined in the agreements governing our management of Aria and Vdara). In addition, we receive an annual fee of $3 million for the management of Crystals.

Liquidity and Financial Position

We completed a series of capital markets transactions during 2010 and extended our senior credit facility. As a result of these transactions, we believe we will have sufficient liquidity from expected future cash flows and availability under our senior credit facility to meet our financial obligations through 2012. We have significant indebtedness and continue to evaluate opportunities to improve our financial condition, but we can provide no assurance that we will be able to repay or effectively refinance our indebtedness in future periods.

Capital Markets Transactions. We completed the following transactions during 2010:

•	In March 2010, we issued $845 million of 9% senior secured notes due 2020 for net proceeds to us of approximately $826 million;
•	In April 2010, we issued $1.15 billion of 4.25% convertible senior notes due 2015 for net proceeds to us of $1.12 billion;
•	In October 2010, we issued 40.9 million shares of our common stock for total net proceeds to us of approximately $512 million. The underwriter exercised their overallotment option to purchase an additional 6.1 million shares from us in November 2010 and we received an additional approximately $76 million of net proceeds; and
•	In October 2010, we issued $500 million of 10% senior notes due 2016, issued at a discount to yield 10.25%, for net proceeds to us of approximately $486 million.

Senior Credit Facility. Our senior credit facility was amended and restated in March 2010, and consisted of approximately $2.7 billion in term loans (of which approximately $874 million was required to be repaid by October 3, 2011) and a $2.0 billion revolving loan (of which approximately $302 million was required to be repaid by October 3, 2011). As discussed below, in November 2010 we repaid the outstanding balance of the loans maturing in 2011. As of December 31, 2010, our senior credit facility consisted of approximately $1.8 billion in term loans and $1.7 billion in revolving loans, and had approximately $1.2 billion of available revolving borrowing capacity.

We accounted for the modification related to extending the term loans as an extinguishment of debt because the applicable cash flows under the extended term loans are more than 10% different from the applicable cash flows under the previous loans. Therefore, the extended term loans were recorded at fair value resulting in a $181 million gain and a discount of $181 million to be amortized to interest expense over the term of the extended term loans. For the twelve months ended December 31, 2010, we recorded $31 million of interest related to the amortization of this discount. Fair value of the estimated term loans was based on trading prices immediately after the transaction. In addition, we wrote off $15 million of existing debt issuance costs related to the previous term loans and had expense of $22 million for new debt issuance costs incurred related to amounts paid to extending term loan lenders in connection with the modification. We also wrote off $2 million of existing debt issuance costs related to the reduction in capacity under the non-extending revolving portion of the senior credit facility. In total, we recognized a net pre-tax gain on extinguishment of debt of $142 million in “Other, net” non-operating income in the first quarter of 2010.

Because net proceeds from our October 2010 common stock offering were in excess of $500 million, we were required to ratably repay indebtedness under the senior credit facility of $6 million, which equaled 50% of such excess. We used the net proceeds from our October 2010 senior notes offering discussed above and a portion of the net proceeds from our October 2010 common stock offering to repay the remaining amounts owed to non-extending lenders under our senior credit facility. Loans and revolving commitments aggregating approximately $3.6 billion were extended to February 21, 2014. In November 2010, the underwriters of our common stock offering exercised their overallotment option and purchased an additional 6.1 million shares for net proceeds to us of $76 million, 50% of which was used to ratably repay indebtedness under the senior credit facility. As a result of these transactions we recorded a pre-tax loss on retirement of debt related to unamortized debt issuance costs and discounts of $9 million recorded in “Other, net” non-operating income in the fourth quarter of 2010.

The restated senior credit facility allows us to refinance indebtedness maturing prior to February 21, 2014, but limits our ability to prepay later maturing indebtedness until the extended facilities are paid in full. We may issue unsecured debt, equity-linked and equity securities to refinance our outstanding indebtedness; however, we are required to use net proceeds (a) from indebtedness issued in amounts in excess of $250 million over amounts used to refinance indebtedness and (b) from equity issued, other than in exchange for our indebtedness, in amounts in excess of $500 million (which limit we reached with our October 2010 stock offering) to ratably prepay the credit facilities, in each case, in an amount equal to 50% of the net cash proceeds of such excess.

Borgata

In its June 2005 report to the New Jersey Casino Control Commission (the “CCC”), on the application of Borgata for renewal of its casino license, the New Jersey Division of Gaming Enforcement (the “DGE”) stated that it was conducting an investigation of our relationship with our joint venture partner in Macau and that the DGE would report to the CCC any material information it deemed appropriate.

On May 18, 2009, the DGE issued a report to the CCC on its investigation. In the report, the DGE recommended, among other things, that: (i) our Macau joint venture partner be found to be unsuitable; (ii) we be directed to disengage ourselves from any business association with our Macau joint venture partner; (iii) our due diligence/compliance efforts were found to be deficient; and (iv) the CCC hold a hearing to address the report. In March 2010, the CCC approved our settlement agreement with the DGE pursuant to which we placed our 50% ownership interest in the Borgata Hotel Casino & Spa (“Borgata”) and related leased land in Atlantic City into a divestiture trust. Following the transfer of these interests into trust, we ceased to be regulated by the CCC or the DGE, except as otherwise provided by the trust agreement and the settlement agreement. Boyd Gaming Corporation (“Boyd”), who owns the other 50% interest, is not affected by the settlement.

The terms of the settlement mandate the sale of the trust property within a 30-month period ending in September 2012. During the 18 months ending in September 2011, we have the right to direct the trustee to sell the trust property, subject to approval of the CCC. If a sale is not concluded by that time, the trustee is responsible for selling the trust property during the following 12-month period. Prior to the consummation of the sale, the divestiture trust will retain any cash flows received in respect of the trust property, but will pay property taxes and other costs attributable to the trust property. We are the sole economic beneficiary of the trust and will be permitted to reapply for a New Jersey gaming license beginning 30 months after the completion of the sale of the trust assets. As of December 31, 2010, the trust has $188 million of cash and investments of which $150 million is held in treasury securities with maturities greater than 90 days and is recorded within “Prepaid expenses and other.”

As a result of our ownership interest in Borgata being placed into a trust we no longer have significant influence over Borgata; therefore, we discontinued the equity method of accounting for Borgata at the point the assets were placed in the trust, and account for our rights under the trust agreement under the cost method of accounting. We also reclassified the carrying value of our investment related to Borgata to “Other long-term assets, net.” Earnings and losses that relate to the investment that were previously accrued remain as a part of the carrying amount of the investment. Distributions received by the trust that do not exceed our share of earnings are recognized currently in earnings. However, distributions to the trust that exceed our share of earnings for such periods are applied to reduce the carrying amount of our investment. The trust received net distributions from the joint venture of $113 million for the year ended December 31, 2010. We recorded $94 million as a reduction of the carrying value and $19 million was recorded as “Other, net” non-operating income for the year ended December 31, 2010.

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

In July 2010, we entered into an agreement to sell four long-term ground leases and their respective underlying real property parcels, approximately 11 acres, underlying the Borgata. The transaction closed in November 2010; the trust received net proceeds of $71 million and we recorded a gain of $3 million related to the sale in “Property transactions, net.”

In October 2010, we received an offer for our 50% economic interest in the Borgata based on an enterprise value of $1.35 billion for the entire asset and in October, 2010, our Board of Directors authorized submission of this offer to Boyd in accordance with the right of first refusal provisions included in the joint venture agreement. Subsequently, Boyd announced that it does not intend to exercise its right of refusal in connection with such offer. Based on Borgata’s September debt balances, the offer equated to approximately $250 million for our 50% interest. This was less than the carrying value of our investment in Borgata; therefore, we recorded an impairment charge of approximately $128 million at September 30, 2010, recorded in “Property transactions, net.” Since October 2010, we have continued to negotiate with the prospective purchaser as well as other parties that have expressed interest in the asset. There can be no assurance that the transaction will be completed as proposed or at all, and the final terms of any sale may differ materially from the ones disclosed above.

Effect of Economic Factors on Results of Operations

The state of the U.S. economy has negatively affected our results of operations over the past several years, and we expect to continue to be sensitive to certain aspects of the current economic conditions, including, for example, high unemployment and the weak housing market. The decrease in liquidity in the credit markets which began in late 2007 and accelerated in late 2008 also significantly affected our results of operations and financial condition.

Uncertain economic conditions continue to affect our operating results, as businesses and consumers have altered their spending patterns which led to decreases in visitor volumes and customer spending. Businesses responded to the difficult economic conditions by reducing travel budgets. This factor, along with negative perceptions surrounding certain types of business travel, caused decreases in convention attendance in Las Vegas in 2009 and 2010. Convention and catering customers cancelled or postponed a significant number of events occurring during 2009. Other conditions currently or recently present in the economic environment which tend to negatively affect our operating results include:

•	Weaknesses in employment and increases in unemployment;
•	Weak consumer confidence;
•	Weak housing market and significant declines in housing prices and related home equity; and
•	Decreases in airline capacity to Las Vegas.

Because of these economic conditions, we have increasingly focused on managing costs and continue to review all areas of operations for efficiencies. We continually manage staffing levels across all our resorts and have reduced our salaried management positions. We suspended company contributions to our 401(k) plan and our nonqualified deferred compensation plans in 2009, which remained suspended in 2009 and 2010. We reinstated a more limited 401(k) company contribution in 2011 and will continue to monitor the plan contributions as the economy changes.

Our results of operations are also affected by decisions we make related to our capital allocation, our access to capital, and our cost of capital – all of which are affected by the uncertain state of the global economy and the continued instability in the capital markets. For example, we will incur higher interest costs in connection with the amendments to our senior credit facility in 2009 and 2010. Also, our general cost of debt has increased over the past few years. These factors may affect our ability to access future capital and cause future borrowings to carry higher interest rates.

Impairment Charges

Investment in Borgata. As previously noted, in October 2010 we received an offer equating to approximately $250 million for our 50% interest in the Borgata and our Board of Directors authorized submission of this offer to Boyd Gaming Corporation, who subsequently announced it did not intend to exercise its right of refusal. The proposed offer submitted was less than the carrying value of our investment in Borgata; therefore, we recorded an impairment charge of approximately $128 million in the third quarter of 2010 included in “Property transactions, net.”

Investment in CityCenter. At September 30, 2009, we reviewed our CityCenter investment for impairment using revised operating forecasts developed by CityCenter management late in the third quarter. In addition, the impairment charge related to CityCenter’s residential real estate under development discussed below further indicated that our investment may have experienced an “other-than-temporary” decline in value. Our discounted cash flow analysis for CityCenter included estimated future cash outflows for construction and maintenance expenditures and future cash inflows from operations, including residential sales. Based on our analysis, we determined the carrying value of our investment exceeded its fair value and we determined that the impairment was “other-than-temporary.” As a result, we recorded an impairment charge of $956 million included in “Property transactions, net.”

At June 30, 2010, we reviewed our CityCenter investment for impairment using revised operating forecasts developed by CityCenter management. Based on current and forecasted market conditions and because CityCenter’s results of operations through June 30, 2010 were below previous forecasts, and the revised operating forecasts were lower than previous forecasts, we concluded that we should review the carrying value of our investment. We determined that the carrying value of our investment exceeded our fair value determined using a discounted cash flow analysis and therefore an impairment was indicated. We intend to and believe we will be able to retain our investment in CityCenter; however, due to the extent of the shortfall and our assessment of the uncertainty of fully recovering our investment, we determined that the impairment was “other-than-temporary” and recorded an impairment charge of $1.12 billion included in “Property transactions, net.”

At September 30, 2010, we recognized an increase of $232 million in our total net obligation under our CityCenter completion guarantee, and a corresponding increase in our investment in CityCenter. The increase primarily reflected a revision to prior estimates based on our assessment of the most current information derived from our close-out and litigation processes and does not reflect certain potential recoveries that CityCenter is pursuing as part of the litigation process. We completed an impairment review as of September 30, 2010 and as a result recorded an additional impairment of $191 million in the third quarter of 2010 included in “Property transactions, net.”

The discounted cash flow analyses for our investment in CityCenter included estimated future cash inflows from operations, including residential sales, and estimated future cash outflows for capital expenditures. The June 2010 and September 2010 analyses used an 11% discount rate and a long term growth rate of 4% related to forecasted cash flows for CityCenter’s operating assets.

CityCenter Residential Inventory. Included in loss from unconsolidated affiliates for the year ended December 31, 2009 is our share of an impairment charge relating to CityCenter residential real estate under development (“REUD”). CityCenter was required to review its REUD for impairment as of September 30, 2009, mainly due to CityCenter’s September 2009 decision to discount the prices of its residential inventory by 30%. This decision and related market conditions led to CityCenter management’s conclusion that the carrying value of the REUD was not recoverable based on estimates of undiscounted cash flows. As a result, CityCenter was required to compare the fair value of its REUD to its carrying value and record an impairment charge for the shortfall. Fair value of the REUD was determined using a discounted cash flow analysis based on management’s expectations of future cash flows. The key inputs in the discounted cash flow analysis included estimated sales prices of units currently under contract and new unit sales, the absorption rate over the estimated sell-out period, and the discount rate. This analysis resulted in an impairment charge of approximately $348 million of the REUD. We recognized our 50% share of such impairment charge, adjusted by certain basis differences, resulting in a pre-tax charge of $203 million.

Due to the completion of construction of the Mandarin Oriental residential inventory in the first quarter of 2010 and completion of the Veer residential inventory in the second quarter of 2010, CityCenter is required to carry its residential inventory at the lower of its carrying value or fair value less costs to sell. CityCenter determines fair value of its residential inventory using a discounted cash flow analysis based on management’s current expectations of future cash flows. The key inputs in the discounted cash flow analysis include estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate. These estimates are subject to management’s judgment and are highly sensitive to changes in the market and economic conditions, including the estimated absorption period. In the event current sales forecasts are not met, additional impairment charges may be recognized in future periods.

As a result of its impairment analyses of its residential inventory, CityCenter recorded impairment charges for the Mandarin Oriental residential inventory of $171 million and $20 million in the first and third quarter of 2010 and impairment charges for the Veer residential inventory of $57 million, $55 million and $27 million, in the second, third and fourth quarters of 2010, respectively. Impairment charges in the third quarter primarily related to an increase in final cost estimates for the residential inventory. We recognized our 50% share of such impairment charges, resulting in pre-tax charges of $166 million for the year ended December 31, 2010, respectively, included in “Income (loss) from unconsolidated affiliates.”

CityCenter Harmon Impairment. The Harmon Hotel & Spa (“Harmon”) was originally planned to include over 200 residential units and a 400-room non-gaming lifestyle hotel. In 2009, we announced that the opening of the Harmon hotel component would be delayed until we and our joint venture partner, Infinity World, mutually agreed to its completion, and that the residential component had been canceled.

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

M Resort Note. At June 30, 2009, we reviewed our M Resort Note for impairment. Based on our review of the operating results of M Resort, as well as the M Resort’s management’s revised cash flow projections post-opening, which were significantly lower than original predictions due to market and general economic conditions, we determined that the fair value of the M Resort Note was $0, that the decline in value was “other-than-temporary,” and that the entire amount of the indicated impairment related to a credit loss. Based on these conclusions, we recorded a pre-tax impairment of $176 million in the second quarter of 2009 within “Other, net.” Of that amount, $82 million was reclassified from accumulated other comprehensive loss, which amount was $54 million net of tax. We stopped recording accrued “paid-in-kind” interest as of May 31, 2009, and no longer hold this note.

Atlantic City Renaissance Pointe Land. We reviewed the carrying value of our Renaissance Pointe land holdings for impairment at December 31, 2009 as we did not intend to pursue development of our MGM Grand Atlantic City project for the foreseeable future. Our Board of Directors subsequently terminated this project. Our Renaissance Pointe land holdings included a 72-acre development site and included 11 acres of land subject to a long-term lease with the Borgata joint venture. The fair value of the development land was determined based on a market approach, and the fair value of land subject to the long-term lease with Borgata was determined using a discounted cash flow analysis using expected contractual cash flows under the lease discounted at a market capitalization rate. As a result of our review, we recorded a non-cash impairment charge of $548 million in the 2009 fourth quarter, which was included in “Property transactions, net” related to our land holdings on Renaissance Pointe and capitalized development costs.

Goodwill and Intangible Assets Impairment. We perform our annual impairment test related to goodwill and indefinite-lived intangible assets during the fourth quarter of each year. As a result of our 2008 analysis, we recognized a non-cash impairment charge of $1.2 billion. The impairment charge related solely to the goodwill and other indefinite-lived intangible assets recognized in the 2005 acquisition of Mandalay Resort Group, and represented substantially all of the goodwill recognized at the time of the Mandalay acquisition and a minor portion of the value of trade names related to the Mandalay resorts. The impairment charge resulted from factors affected by economic conditions at the time, including: 1) lower market valuation multiples for gaming assets; 2) higher discount rates resulting from turmoil in the credit and equity markets; and 3) cash flow forecasts for the Mandalay resorts. No impairment charges were required as a result of our 2010 and 2009 analyses.

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

Key Performance Indicators

Our primary business is the ownership and operation of casino resorts, which includes offering gaming, hotel, dining, entertainment, retail and other resort amenities. Over half of our net revenue is derived from non-gaming activities as our operating philosophy is to provide a complete resort experience for our guests, including non-gaming amenities for which our guests are willing to pay a premium. Our significant convention and meeting facilities allow us to maximize hotel occupancy and customer volumes during off-peak times such as mid-week or during traditionally slower leisure travel periods, which also leads to better labor utilization. We believe that we own several of the premier casino resorts in the world and have continually reinvested in our resorts to maintain our competitive advantage.

As a resort-based company, our operating results are highly dependent on the volume of customers at our resorts, which in turn affects the price we can charge for our hotel rooms and other amenities. We also generate a significant portion of our operating income from the high-end gaming segment, which can be a cause for variability in our results. Key performance indicators related to revenue are:

•	Gaming revenue indicators – table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games hold percentage is in the range of

19% to 23% of table games drop and our normal slots hold percentage is in the range of 7.5% to 8.5% of slots handle;

•	Hotel revenue indicators – hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate).

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

We generate a majority of our net revenues and operating income from our resorts in Las Vegas, Nevada, which exposes us to certain risks, such as increased competition from new or expanded Las Vegas resorts, and from the expansion of gaming in California. We are also exposed to risks related to tourism and the general economy, including national and global economic conditions and terrorist attacks or other global events.

Our results of operations do not tend to be seasonal in nature, though a variety of factors may affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our high-end customers, and the level of play during major holidays, including New Year and Chinese New Year. We market to different customer segments to manage our hotel occupancy, such as targeting large conventions to increase mid-week occupancy. Our results do not depend on key individual customers, although our success in marketing to customer groups, such as convention customers, or the financial health of customer segments, such as business travelers or high-end gaming customers from a particular country or region, can affect our results.

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2010, 2009 and 2008. Certain results in this section are discussed on a “same store” basis excluding the results of TI, which was sold in March 2009.

The following table summarizes our financial results:

	Year Ended December 31,
		Percentage		Percentage
	2010	Change	2009	Change	2008
	(In thousands, except per share data)

Net revenues	$6,019,233	1%	$5,978,589	(17%)	$7,208,767
Operating expenses:
Casino and hotel operations	3,398,072	(1%)	3,439,927	(14%)	3,986,970
Reimbursed costs	359,470	262%	99,379	110%	47,404
General and administrative	1,128,803	3%	1,100,193	(14%)	1,278,944
Corporate expense	124,241	(14%)	143,764	32%	109,279
Preopening and start-up expenses	4,247	(92%)	53,013	130%	23,059
Property transactions, net	1,451,474	9%	1,328,689	10%	1,210,749
Depreciation and amortization	633,423	(8%)	689,273	(11%)	778,236

	7,099,730	4%	6,854,238	(8%)	7,434,641

Income (loss) from unconsolidated affiliates	(78,434)	11%	(88,227)	(192%)	96,271

Operating loss	$(1,158,931)	(20%)	$(963,876)	(644%)	$(129,603)

Net loss	$(1,437,397)	(11%)	$(1,291,682)	(51%)	$(855,286)
Net loss per share	$(3.19)	6%	$(3.41)	(11%)	$(3.06)

Net revenues including reimbursed costs increased 1% from 2009. Excluding reimbursed costs, net revenues decreased 3% in 2010 and 18% in 2009 largely due to the economic factors discussed in “Effect of Economic Factors on Results of Operations.” As discussed further in “Operating Results – Detailed Revenue Information,”

revenues have decreased across most lines of business. In response to this decrease in revenues, we have implemented cost savings efforts to reduce departmental operating expenses, but due to our leveraged business model a significant portion of the decline in revenue affected operating results.

Corporate expense decreased 14% in 2010 primarily as a result of higher legal and advisory costs associated with our activities to improve our financial position in 2009. Corporate expense in 2009 increased 32% compared to 2008 due to the legal and advisory costs as well as the accrual of bonus expense in 2009; there was no bonus accrual in 2008 due to not meeting internal profit targets.

Depreciation and amortization expense in 2010 decreased 8% due to certain assets being fully depreciated. Depreciation and amortization expense decreased in 2009 due to certain assets becoming fully depreciated and the sale of TI. In addition, other transactions, events, and impairment charges had a significant impact on our earnings performance, the most significant of which are discussed in the “Executive Overview” section above.

Operating Results – Detailed Revenue Information

The following table presents detail of our net revenues:

	Year Ended December 31,
		Percentage		Percentage
	2010	Change	2009	Change	2008
	(In thousands)

Casino revenue, net:
Table games	$827,274	(13%)	$955,238	(11%)	$1,078,897
Slots	1,540,738	(2%)	1,579,038	(12%)	1,795,226
Other	74,915	(11%)	83,784	(18%)	101,557

Casino revenue, net	2,442,927	(7%)	2,618,060	(12%)	2,975,680

Non-casino revenue:
Rooms	1,300,287	(5%)	1,370,135	(28%)	1,907,093
Food and beverage	1,339,174	(2%)	1,362,325	(14%)	1,582,367
Entertainment, retail and other	1,210,903	1%	1,194,383	(13%)	1,371,651
Reimbursed costs	359,470	262%	99,379	110%	47,404

Non-casino revenue	4,209,834	5%	4,026,222	(18%)	4,908,515

	6,652,761	0%	6,644,282	(16%)	7,884,195
Less: Promotional allowances	(633,528)	5%	(665,693)	1%	(675,428)

	$6,019,233	1%	$5,978,589	(17%)	$7,208,767

Table games revenue in 2010 decreased 13% in 2010 on a same store basis, mainly as a result of lower overall table games volumes which decreased 6%, and lower hold percentage. Table games revenue in 2009 decreased 11%, or 9% on a same store basis, due to a decrease in overall table games volume, despite an increase of 33% for baccarat volume. Table games hold percentage was below the mid-point of our normal range in 2010 and near the mid-point for 2009 and 2008.

Slots revenue decreased 2% in 2010, or 1% on a same store basis, as a result of a decrease in volume at our Las Vegas Strip resorts. Decreases at our Las Vegas Strip resorts were partially offset by a 5% increase in revenue at MGM Grand Detroit and a 3% increase in revenue at Gold Strike Tunica. Slots revenue decreased 12% in 2009, or 9% on a same store basis, driven by a decrease in volume at our Las Vegas Strip resorts. In 2009, most of our Las Vegas Strip resorts experienced decreases in the high single digits, while MGM Grand Detroit and Gold Strike Tunica experienced decreases in the low single digits.

Rooms revenue decreased 4% on a same store basis in 2010 and 24% on a same store basis in 2009 as a result of a decrease in occupancy and lower average room rates. The following table shows key hotel statistics for our Las Vegas Strip resorts:

	Year Ended December 31,
	2010	2009	2008

Occupancy	89%	91%	92%
Average Daily Rate (ADR)	$108	$111	$148
Revenue per Available Room (REVPAR)	$96	$100	$137

Food and beverage, entertainment, and retail revenues in 2010 and 2009 were negatively affected by lower customer spending and decreased occupancy at our resorts. In 2009, entertainment revenues benefited from the addition of Terry Fator at The Mirage and The Lion King at Mandalay Bay.

Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services. We recognize costs reimbursed pursuant to management services as revenue in the period we incur the costs. Reimbursed costs, which are related mainly to our management of CityCenter, were $359 million, $99 million and $47 million for 2010, 2009, and 2008, respectively.

Operating Results – Details of Certain Charges

Stock compensation expense is recorded within the department of the recipient of the stock compensation award. The following table shows the amount of compensation expense related to employee stock-based awards:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Casino	$7,592	$10,080	$10,828
Other operating departments	3,092	4,287	3,344
General and administrative	9,974	9,584	9,485
Corporate expense and other	14,330	12,620	12,620

	$34,988	$36,571	$36,277

Preopening and start-up expenses consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

CityCenter	$3,494	$52,010	$17,270
Other	753	1,003	5,789

	$4,247	$53,013	$23,059

Property transactions, net consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

CityCenter investment impairment	$1,313,219	$955,898	$-
Borgata impairment	128,395	-	-
Atlantic City Renaissance Point land impairment	-	548,347	-
Goodwill and other indefinite-lived intangible assets impairment	-	-	1,179,788
Gain on sale of TI	-	(187,442)	-
Other property transactions, net	9,860	11,886	30,961

	$1,451,474	$1,328,689	$1,210,749

See discussion of our impairment charges under “Executive Overview.” Other property transactions during 2010 related primarily to write-downs of various discontinued capital projects. Other property transactions in 2009 primarily related to write-downs of various discontinued capital projects and offset by $7 million in insurance recoveries related to the Monte Carlo fire. Other property transactions in 2008 included $30 million related to the write-down of land and building assets of Primm Valley Golf Club. The 2008 period also included approximately $9 million of demolition costs associated with various room remodel projects as well as the write-down of approximately $27 million of various discontinued capital projects. These amounts were offset by a gain on the sale of an aircraft of $25 million and $10 million of insurance recoveries related to the Monte Carlo fire.

Operating Results – Income (Loss) from Unconsolidated Affiliates

The following table summarizes information related to our income (loss) from unconsolidated affiliates:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

CityCenter	$(250,482)	$(208,633)	$(19,552)
MGM Macau	129,575	24,615	11,898
Borgata	6,971	72,602	59,268
Other	35,502	23,189	44,657

	$(78,434)	$(88,227)	$96,271

Operating results for CityCenter included $166 million and $203 million of residential real estate impairments in 2010 and 2009, respectively. As a result of the transfer of Borgata assets into trust in 2010, we no longer record Borgata income in income from unconsolidated affiliates. The 2009 results also included a $12 million charge related to development costs for our postponed joint venture project on the North Las Vegas Strip and $14 million related to insurance proceeds recognized at Borgata.

Non-operating Results

The following table summarizes information related to interest on our long-term debt:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Total interest incurred	$1,113,580	$997,897	$773,662
Interest capitalized	-	(222,466)	(164,376)

	$1,113,580	$775,431	$609,286

Cash paid for interest, net of amounts capitalized	$1,020,040	$807,523	$622,297
Weighted average total debt balance	$12.7 billion	$13.2 billion	$12.8 billion
End-of-year ratio of fixed-to-floating debt	81/19	61/39	58/42
Weighted average interest rate	8.0%	7.6%	6.0%

In 2010, gross interest costs increased due to higher interest rates on our senior credit facility and newly issued fixed rate borrowings. Included in interest expense in 2010 is $31 million of amortization of debt discount associated with the amendment of our senior credit facility during 2010. In 2009, gross interest costs increased compared to 2008 mainly due to higher average debt balances during 2009, higher interest rates for borrowings under our senior credit facility in 2009, higher interest rates for newly issued fixed rate borrowings, as well as breakage fees for voluntary repayments of our revolving credit facility.

We did not have any capitalized interest in 2010, as we ceased capitalization of interest related to CityCenter in December 2009 and we have no other qualifying capital projects ongoing. Capitalized interest increased in 2009 compared to 2008 due to higher CityCenter investment balances and higher weighted average cost of debt. The amounts presented above exclude non-cash gross interest and corresponding capitalized interest for 2008 and 2009 related to our CityCenter delayed equity contribution.

The following table summarizes information related to our income taxes:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Loss before income tax	$(2,216,025)	$(2,012,593)	$(668,988)
Income tax benefit (provision)	778,628	720,911	(186,298)
Effective income tax rate	(35.1% )	(35.8% )	NM
Cash (received from) paid for income taxes, net of refunds	$(330,218)	$(53,863)	$437,874

The income tax benefit on pre-tax loss in 2010 was provided essentially at the federal statutory rate of 35%. The income tax benefit provided on pre-tax loss in 2009 was greater than 35% primarily as a result of state tax benefit provided on the write-down of land in Atlantic City. The write-down of goodwill in 2008, which was treated as a permanently non-deductible item in our federal income tax provision, caused us to incur a provision for income tax expense in 2008 even though our pre-tax result was a loss for that year. Excluding the effect of the goodwill write-down, the effective tax rate from continuing operations for 2008 was 37.3%.

The net refund of cash taxes in 2010 was due primarily to the carryback to prior years of U.S. federal income tax net operating losses incurred in 2009. The net refund of cash taxes in 2009 was due primarily to refunds of taxes that were paid in 2008. Cash taxes were paid in 2008 despite the pre-tax operating loss due to the non-deductible goodwill write-down and cash taxes paid on the gain from the CityCenter joint venture transaction that occurred in 2007. Since the CityCenter gain was realized in the fourth quarter of 2007, the associated income taxes were paid in 2008.

Non-GAAP Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, and property transactions, net. “Adjusted Property EBITDA” is Adjusted EBITDA before corporate expense and stock compensation expense. Adjusted EBITDA and Adjusted

Property EBITDA information is presented solely as a supplemental disclosure to reported GAAP measures because we believe that these measures are: 1) widely used measures of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies.

We believe that while items excluded from Adjusted EBITDA and Adjusted Property EBITDA may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to current operating trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and dependent on where the current period lies within the development cycle, as well as the size and scope of the project(s). “Property transactions, net” includes normal recurring disposals and gains and losses on sales of assets related to specific assets within our resorts, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. In addition, capital allocation, tax planning, financing and stock compensation awards are all managed at the corporate level. Therefore, we use Adjusted Property EBITDA as the primary measure of our operating resorts’ performance.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Adjusted EBITDA	$930,213	$1,107,099	$1,882,441
Preopening and start-up expenses	(4,247)	(53,013)	(23,059)
Property transactions, net	(1,451,474)	(1,328,689)	(1,210,749)
Depreciation and amortization	(633,423)	(689,273)	(778,236)

Operating loss	(1,158,931)	(963,876)	(129,603)

Non-operating income (expense):
Interest expense, net	(1,113,580)	(775,431)	(609,286)
Other, net	56,486	(273,286)	69,901

	(1,057,094)	(1,048,717)	(539,385)

Loss before income taxes	(2,216,025)	(2,012,593)	(668,988)
Benefit (provision) for income taxes	778,628	720,911	(186,298)

Net loss	$(1,437,397)	$(1,291,682)	$(855,286)

On a same store basis, Adjusted EBITDA decreased 15% in 2010. Excluding the $166 million impact from the residential real estate impairment charges at CityCenter and $58 million of forfeited residential deposits at CityCenter in 2010, and a $203 million impairment charge related to CityCenter real estate under development, $15 million of Monte Carlo insurance recoveries and $12 million of impairment related to our proposed North Las Vegas Strip joint venture project in 2009, Adjusted EBITDA decreased 20%. Adjusted EBITDA on a same store basis decreased 38% in 2009, mainly as a result of the factors previously discussed in “Operating Results – Detailed Revenue Information.” Excluding the real estate under development impairment, North Las Vegas Strip impairment and Monte Carlo insurance recoveries, Adjusted EBITDA decreased 27% in 2009.

On a same store basis, Adjusted Property EBITDA from wholly-owned operations decreased to $1.2 billion in 2010 from $1.3 billion in 2009 as a result of previously discussed operating trends. Adjusted Property EBITDA from wholly-owned operations decreased 26% in 2009 compared to 2008.

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Year Ended December 31, 2010
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)

Bellagio	$174,355	$-	$(17)	$96,290	$270,628
MGM Grand Las Vegas	84,359	-	127	78,607	163,093
Mandalay Bay	29,859	-	2,892	91,634	124,385
The Mirage	36,189	-	(207)	66,124	102,106
Luxor	18,822	-	257	42,117	61,196
New York-New York	41,845	-	6,880	27,529	76,254
Excalibur	39,534	-	803	22,899	63,236
Monte Carlo	5,020	185	3,923	24,427	33,555
Circus Circus Las Vegas	(5,366)	-	230	20,741	15,605
MGM Grand Detroit	115,040	-	(327)	40,460	155,173
Beau Rivage	21,564	-	349	39,374	61,287
Gold Strike Tunica	26,115	-	(540)	14,278	39,853
Management operations	(27,429)	-	-	13,761	(13,668)
Other operations	(6,046)	568	20	6,583	1,125

Wholly-owned operations	553,861	753	14,390	584,824	1,153,828
CityCenter (50%)	(253,976)	3,494	-	-	(250,482)
Macau (50%)	129,575	-	-	-	129,575
Other unconsolidated resorts	42,764	-	-	-	42,764

	472,224	4,247	14,390	584,824	1,075,685
Stock compensation	(34,988)	-	-	-	(34,988)
Corporate	(1,596,167)	-	1,437,084	48,599	(110,484)

	$(1,158,931)	$4,247	$1,451,474	$633,423	$930,213

	Year Ended December 31, 2009
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)

Bellagio	$157,079	$-	$2,326	$115,267	$274,672
MGM Grand Las Vegas	123,378	-	30	90,961	214,369
Mandalay Bay	65,841	948	(73)	93,148	159,864
The Mirage	74,756	-	313	66,049	141,118
Luxor	37,527	(759)	181	39,218	76,167
Treasure Island	12,730	-	(1)	-	12,729
New York-New York	45,445	-	1,631	31,479	78,555
Excalibur	47,973	-	(16)	24,173	72,130
Monte Carlo	16,439	-	(4,740)	24,895	36,594
Circus Circus Las Vegas	4,015	-	(9)	23,116	27,122
MGM Grand Detroit	90,183	-	7,336	40,491	138,010
Beau Rivage	16,234	-	157	49,031	65,422
Gold Strike Tunica	29,010	-	(209)	16,250	45,051
Management operations	7,285	-	2,473	8,564	18,322
Other operations	(4,172)	-	(57)	5,988	1,759

Wholly-owned operations	723,723	189	9,342	628,630	1,361,884
CityCenter (50%)	(260,643)	52,009	-	-	(208,634)
Macau (50%)	24,615	-	-	-	24,615
Other unconsolidated resorts	96,132	815	-	-	96,947

	583,827	53,013	9,342	628,630	1,274,812
Stock compensation	(36,571)	-	-	-	(36,571)
Corporate	(1,511,132)	-	1,319,347	60,643	(131,142)

	$(963,876)	$53,013	$1,328,689	$689,273	$1,107,099

	Year Ended December 31, 2008
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)

Bellagio	$257,415	$-	$1,130	$133,755	$392,300
MGM Grand Las Vegas	170,049	443	2,639	97,661	270,792
Mandalay Bay	145,005	11	1,554	101,925	248,495
The Mirage	99,061	242	6,080	62,968	168,351
Luxor	84,948	1,116	2,999	43,110	132,173
Treasure Island	63,454	-	1,828	37,729	103,011
New York-New York	74,276	726	3,627	32,830	111,459
Excalibur	83,953	-	961	25,235	110,149
Monte Carlo	46,788	-	(7,544)	25,380	64,624
Circus Circus Las Vegas	33,745	-	5	22,401	56,151
MGM Grand Detroit	77,671	135	6,028	53,674	137,508
Beau Rivage	22,797	-	76	48,150	71,023
Gold Strike Tunica	15,093	-	2,326	13,981	31,400
Management operations	6,609	-	-	10,285	16,894
Other operations	(5,367)	-	2,718	6,244	3,595

Wholly-owned operations	1,175,497	2,673	24,427	715,328	1,917,925
CityCenter (50%)	(36,821)	17,270	-	-	(19,551)
Macau (50%)	11,898	-	-	-	11,898
Other unconsolidated resorts	101,297	3,011	-	-	104,308

	1,251,871	22,954	24,427	715,328	2,014,580
Stock compensation	(36,277)	-	-	-	(36,277)
Corporate	(1,345,197)	105	1,186,322	62,908	(95,862)

	$(129,603)	$23,059	$1,210,749	$778,236	$1,882,441

Liquidity and Capital Resources

Cash Flows – Summary

Our cash flows consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net cash provided by operating activities	$504,014	$587,914	$753,032

Investing cash flows:
Capital expenditures, net of construction payable	(207,491)	(136,850)	(781,754)
Proceeds from sale of Treasure Island, net	-	746,266	-
Investments in and advances to unconsolidated affiliates	(553,000)	(963,685)	(1,279,462)
Distributions from unconsolidated affiliates in excess of earnings	135,058	-	-
Distributions from cost method investments	113,422	-	-
Property damage insurance recoveries	-	7,186	21,109
Investments in treasury securities- maturities longer than 90 days	(149,999)	-	-
Other	75,931	16,828	58,667

Net cash used in investing activities	(586,079)	(330,255)	(1,981,440)

Financing cash flows:
Net borrowings (repayments) under bank credit facilities	(3,207,716)	(198,156)	2,480,450
Issuance of senior notes	2,489,485	1,921,751	698,490
Retirement of senior notes	(1,154,479)	(1,176,452)	(789,146)
Issuance of common stock in public offering, net	588,456	1,104,418	-
Purchases of common stock	-	-	(1,240,856)
Other	(190,924)	(162,811)	(26,856)

Net cash provided by (used in) financing activities	(1,475,178)	1,488,750	1,122,082

Net increase (decrease) in cash and cash equivalents	$(1,557,243)	$1,746,409	$(106,326)

Cash Flows – Operating Activities

Trends in our operating cash flows tend to follow trends in our operating income, excluding non-cash charges, but can be affected by the timing of significant tax payments or refunds and distributions from unconsolidated affiliates. Cash flow from operating activities decreased 14% in 2010 due to a decrease in operating income excluding non-cash charges, partially offset by net tax refunds of $330 million during 2010. Cash flow from operating activities decreased 22% in 2009 primarily due to a decrease in operating income and the sale of TI. Operating cash flows also decreased due to a $47 million increase in our receivable from CityCenter, partially offset by increased distributions from unconsolidated affiliates. The 2008 period also included a significant tax payment, approximately $300 million, relating to the 2007 CityCenter joint venture transaction.

At December 31, 2010 and 2009, we held cash and cash equivalents of $499 million and $2.1 billion, respectively. On December 30, 2009, we borrowed the remaining availability of $1.6 billion under our senior credit facility and repaid such borrowings immediately after year end.

We require a certain amount of cash on hand to operate our resorts. Beyond our cash on hand, we utilize company-wide cash management procedures to minimize the amount of cash held in banks. Funds are swept from accounts at our resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay borrowings under our bank credit facilities.

Cash Flows – Investing Activities

A significant portion of our investing activities over the past three years related to our CityCenter joint venture. In 2010, we made contributions of $553 million to CityCenter related to the completion guarantee, of which $124 million is payable to us from CityCenter from future condominium sales proceeds. In 2009, we made equity contributions of $731 million to CityCenter. In 2008, we made loans and equity contributions totaling $1.15 billion.

In 2010, we recognized $135 million of distributions from unconsolidated affiliates within investing activities as a return of our investments, which primarily related to MGM Macau. We received a total of $192 million from MGM Macau in 2010, $59 million of which was recognized as cash flows from operating activities. In addition, our New Jersey trust account received $113 million of net distributions from Borgata and received $71 million from the sale of ground leases and underlying land. All amounts in the trust account, including the proceeds from the sale of our Borgata interest, will be distributed to us upon consummation of the sale of our Borgata interest. $150 million of the assets held in trust has been invested in treasury securities with maturities greater than 90 days.

We received $746 million in net proceeds related to the sale of TI in 2009. The insurance recoveries classified as investing cash flows relate to the Monte Carlo fire in 2009 and 2008.

Capital expenditures of $207 million in 2010 mainly relate to maintenance capital expenditures at various resorts and the purchase of an airplane.

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

Cash Flows – Financing Activities

In 2010, excluding the $1.6 billion we repaid in early January on our senior credit facility, we repaid net debt of $290 million. We issued the following senior secured, convertible senior and senior notes during 2010:

•	$1.15 billion of 4.25% convertible senior notes due 2015 and paid $81 million for capped call transactions entered into in connection with the issuance;
•	$845 million of 9% senior secured notes due 2020; and
•	$500 million of 10% senior notes due 2016.

In the fourth quarter of 2010, we issued approximately 47 million shares of our common stock for total net proceeds to us of approximately $588 million. Concurrently with our stock issuance, Tracinda sold approximately 32 million shares of our common stock. We did not receive any proceeds from the sale of such common stock by Tracinda.

We repaid the following principal amounts of senior and senior subordinated notes during 2010:

•	$75 million 8.375% senior subordinated notes (redeemed prior to maturity essentially at par);
•	$297 million 9.375% senior notes (repaid at maturity); and
•	$782 million of our 8.5% senior notes (redeemed $136 million prior to maturity essentially at par and repaid $646 million at maturity).

Excluding the $1.6 billion borrowed under the senior credit facility in late December 2009 and repaid in early January 2010, we repaid net debt of $1.1 billion in 2009. In addition, pursuant to our development agreement, we repaid $50 million of bonds issued by the Economic Development Corporation of the City of Detroit. In May 2009, we issued approximately 164.5 million shares of our common stock at $7 per share, for total net proceeds to us of $1.2 billion.

We issued the following senior secured and senior notes during 2009:

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

Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. In May 2008, our Board of Directors approved a 20 million share repurchase plan that was still fully available at December 31, 2010, subject to limitations under our agreements governing our long-term indebtedness. We did not repurchase any shares of common stock during 2010 and 2009. In 2008, we repurchased 18.1 million shares at an average price of $68.36.

Other Factors Affecting Liquidity

MGM Macau. In September 2010, MGM China Holdings Limited, a Cayman Islands company formed by us and Ms. Pansy Ho, that would own the entity that operates MGM Macau, filed a proposed listing application on Form A1 with The Stock Exchange of Hong Kong Limited (“Hong Kong Exchange”) in connection with a possible listing of its shares on the main board of the Hong Kong Exchange. There have not been any decisions made regarding the timing or terms of any such listing, whether MGM China Holdings Limited will ultimately proceed with this transaction, or whether the application will be approved by the Hong Kong Exchange.

We received approximately $192 million from MGM Macau during 2010, which represents a full repayment of our interest and non-interest bearing notes to that entity.

Tax refunds. We expect to receive tax refunds of approximately $175 million during 2011.

Borgata settlement. As discussed in “Executive Overview — Borgata,” we entered into a settlement agreement with the DGE under which we will sell our 50% ownership interest in Borgata and related leased land in Atlantic City. Prior to the consummation of the sale, the divestiture trust will retain any cash flows received in respect of the trust property, but will pay property taxes and other costs attributable to the trust property. We have received significant distributions from Borgata in the past few years, and not having access to such distributions until the ultimate sale could negatively affect our liquidity in interim periods.

CityCenter July 2010 capital call. We and Infinity World each made capital contributions to CityCenter of $32.5 million in July 2010. Our contribution was made through a reduction in our receivable from CityCenter. A portion of Infinity World’s cash contribution was used to repay an additional portion of the amounts owed to us for costs paid by us on behalf of the joint venture. If CityCenter is unable to generate sufficient cash flows to fund its future obligations, the joint venture may request additional capital contributions from its partners.

CityCenter January 2011 debt restructuring transactions. In January 2011, CityCenter completed a series of transactions including issuance of $900 million in aggregate principal amount of 7.625% senior secured first lien notes due 2016 and $600 million in aggregate principal amount of 10.75%/11.50% senior secured second lien PIK toggle notes due 2017 in a private placement. The interest rate on the second lien notes is 11.50% if CityCenter pays interest in the form of additional debt. CityCenter received net proceeds from the offering of the notes of $1.46 billion after initial purchaser’s discounts and commissions but before other offering expenses.

Effective concurrently with the notes offering, CityCenter’s senior credit facility was amended and restated which extended the maturity of $500 million of the $1.85 billion outstanding loans until January 21, 2015. The restated senior credit facility does not include a revolving loan component. All borrowings under the senior credit facility in excess of $500 million were repaid using the proceeds of the first lien notes and the second lien notes. In addition, net proceeds from the note offerings, together with equity contributions of $73 million from the members were used to fund the interest escrow account of $159 million for the benefit of the holders of the first lien notes and the lenders under the restated senior credit facility. The restated senior credit facility is secured, on a pari passu basis with the first lien notes, by a first priority lien on substantially all of CityCenter’s assets and those of its subsidiaries, except that any proceeds generated by the sale of Crystals outside of bankruptcy or foreclosure proceedings will be paid first to the lenders under the restated senior credit facility.

The restated senior credit facility also contains certain covenants, including financial covenants, which require CityCenter to maintain a minimum interest coverage ratio (EBITDA to interest charges as defined in the agreement) of (i) 1.10 to 1.0 for the quarter ending September 30, 2012; (ii) 1.15 to 1.0 for the quarter ending December 31, 2012; (iii) 1.25 to 1.0 for the quarters ending March 31, 2013 and June 30, 2013; and (iv) 1.50 to 1.0 for all quarters thereafter. In addition, the restated senior credit facility limits CityCenter’s capital expenditures to no more than $50 million per year (with unused amounts in any fiscal year rolling over to the next fiscal year, but not any fiscal year thereafter).

Principal Debt Arrangements

Our long-term debt consists of publicly held senior, senior secured, senior subordinated and convertible senior notes and our senior credit facility. We pay fixed rates of interest ranging from 4.25% to 13% on our senior, senior secured, convertible senior and subordinated notes. At December 31, 2010, our senior credit facility had a capacity of $3.5 billion consisting of a term loan facility of $1.8 billion and a revolving credit facility of $1.7 billion and interest was based on a LIBOR margin of 5.00%, with a LIBOR floor of 2.00%, and a base margin of 4.00%, with a base rate floor of 4.00%. See “Executive Overview” for more information related to the amendment and extension of our senior credit facility.

Our senior credit facility contains certain financial and non-financial covenants, including a quarterly minimum EBITDA test, based on a rolling 12-month EBITDA and a covenant limiting annual capital expenditures. Further, our senior credit facility and certain of our debt securities contain restrictive covenants that, among other things, limit our ability to pay dividends or distributions, repurchase or issue equity, prepay debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; pledge or sell assets or consolidate with another company or sell all or substantially all assets; enter into transactions with affiliates; allow certain subsidiaries to transfer assets; and enter into sale and lease-back transactions. We are in compliance with all covenants, including financial covenants under our senior credit facilities as of December 31, 2010.

At December 31, 2010, we were required under our senior credit facility to maintain a minimum trailing annual EBITDA (as defined) of $1.0 billion, which increases to $1.1 billion as of March 31, 2011, $1.15 billion as of September 30, 2011, and $1.2 billion as of December 31, 2011, with additional periodic increases thereafter. As of December 31, 2010, we had annual EBITDA calculated in accordance with the terms of the agreement of approximately $1.14 billion and were in compliance with the minimum EBITDA covenant. Additionally, we are limited to $400 million of annual capital expenditures (as defined) during 2010 and are limited to $500 million of annual capital expenditures in 2011. At December 31, 2010, we were in compliance with the maximum capital expenditures covenant.

All of our principal debt arrangements are guaranteed by each of our material subsidiaries, other than MGM Grand Detroit, LLC, our foreign subsidiaries and their U.S. holding companies, and our insurance subsidiaries. MGM Grand Detroit is a guarantor under the senior credit facility, but only to the extent that MGM Grand Detroit, LLC borrows under such facility. At December 31, 2010, the outstanding amount of borrowings related to MGM Grand Detroit, LLC was $450 million. In connection with our May 2009 senior credit facility amendment, MGM Grand Detroit granted lenders a security interest in its assets to secure its obligations under the senior credit facility.

Also in connection with our May 2009 senior credit facility amendment, we granted a security interest in Gold Strike Tunica and certain undeveloped land on the Las Vegas Strip to secure up to $300 million of obligations under the senior credit facility. In addition, substantially all of the assets of New York-New York serve as collateral for the 13% senior secured notes issued in 2008, substantially all of the assets of Bellagio and The Mirage serve as collateral for the 10.375% and 11.125% senior secured notes issued in 2009, and substantially all of the assets of the MGM Grand serve as collateral for the 9.00% senior secured notes issued in 2010. Upon the issuance of the 10.375%, 11.125%, and 9.00% senior secured notes, the holders of our 13% senior secured notes due 2013 obtained an equal and ratable lien in all collateral securing these notes. No other assets serve as collateral for our principal debt arrangements.

Off Balance Sheet Arrangements

Investments in unconsolidated affiliates. Our off balance sheet arrangements consist primarily of investments in unconsolidated affiliates, which consist primarily of our investments in CityCenter, Grand Victoria, Silver Legacy, and MGM Macau. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions. Our unconsolidated affiliate investments allow us to realize the proportionate benefits of owning a full-scale resort in a manner that minimizes our initial investment. We have not historically guaranteed financing obtained by our investees, and there are no other provisions of the venture agreements which we believe are unusual or subject us to risks to which we would not be subjected if we had full ownership of the resort.

CityCenter completion guarantee. We entered into an unlimited completion and cost overrun guarantee with respect to CityCenter, secured by our interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land. The terms of the completion guarantee provide that up to $250 million of net residential proceeds from the sale of condominium properties at CityCenter would be permitted by CityCenter’s lenders and our joint venture partner to fund construction costs that we will otherwise be obligated to pay under the completion guarantee, or to reimburse us for construction costs previously expended; however, the timing of receipt of such proceeds is uncertain.

As of December 31, 2010, we had funded $553 million under the completion guarantee. We have recorded a receivable from CityCenter of $124 million related to these amounts, which represents amounts reimbursable to us from CityCenter from future residential proceeds. At December 31, 2010 our remaining estimated net obligation under the completion guarantee was approximately $80 million which includes estimated litigation costs related to the resolution of disputes with contractors as to the final construction costs and reflects certain estimated offsets to the amounts claimed by the contractors. CityCenter has reached, or expects to reach, settlement agreements with most of these construction subcontractors; however, significant disputes remain with the general contractor and certain subcontractors. Amounts claimed by such parties exceed amounts included in our completion guarantee accrual by approximately $200 million. Moreover, we have not accrued for any contingent payments to CityCenter related to the Harmon Hotel & Spa component, which is unlikely to be completed using the building as it now stands. We do not believe we would be responsible for funding any additional remediation efforts that might be required with respect to the Harmon; however, our view is based on a number of developing factors, including with respect to ongoing litigation with CityCenter’s contractors, actions by local officials and other developments related to the CityCenter venture, that are subject to change. See “Legal Proceedings” for the discussion of Perini litigation.

In January 2011, we entered into an amended completion and cost overrun guarantee in connection with CityCenter’s restated senior credit facility agreement and issuance of $1.5 billion of senior secured first lien notes and senior secured second lien notes. Consistent with the previous completion guarantee, the terms of the amended completion guarantee provide for the application of an additional $124 million of net residential proceeds from sales of condominium properties at CityCenter to fund construction costs, or to reimburse us for construction costs previously expended; however, the timing of receipt of such proceeds is uncertain.

Letters of credit. At December 31, 2010, we had outstanding letters of credit totaling $37 million.

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual obligations as of December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter

			(In millions)

Long-term debt	$455	$546	$1,384	$3,463	$2,025	$4,402
Estimated interest payments on long-term debt (1)	969	947	894	582	486	861
Capital leases	2	1	-	-	-	-
Operating leases	14	12	8	6	5	37
Tax liabilities (2)	16	-	-	-	-	-
Long-term liabilities	4	4	3	3	2	29
CityCenter funding commitments (3)	80	-	-	-	-	-
Other Purchase obligations
Construction commitments	2	-	-	-	-	-
Employment agreements	85	44	15	2	-	-
Entertainment agreements (4)	87	-	-	-	-	-
Other(5)	74	41	-	-	-	-

	$1,788	$1,595	$2,304	$4,056	$2,518	$5,329

(1)	Estimated interest payments are based on principal amounts and expected maturities of debt outstanding at December 31, 2010, and management’s forecasted LIBOR rates for our bank credit facility.
(2)	Approximately $144 million of liabilities related to uncertain tax positions and other tax liabilities are excluded from the table as we cannot reasonably estimate when examination and other activity related to these amounts will conclude.
(3)	Under our completion guarantee for CityCenter, we are committed to fund amounts in excess of currently funded project costs. Based on current forecasted expenditures, we estimate that we will be required to fund approximately $80 million for such guarantee excluding future proceeds to be received from residential closings of $124 million.
(4)	Our largest entertainment commitments consist of minimum contractual payments to Cirque du Soleil, which performs shows at several of our resorts. We are generally contractually committed for a period of 12 months based on our ability to exercise certain termination rights; however, we expect these shows to continue for longer periods.
(5)	The amount for 2011 includes approximately $46 million of open purchase orders. Other commitments are for various contracts, including advertising, maintenance and other service agreements.

See “Executive Overview” for discussion of our liquidity and financial position and ability to meet known obligations.

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

Allowance for Doubtful Casino Accounts Receivable

Marker play represents a significant portion of the table games volume at Bellagio, MGM Grand Las Vegas, Mandalay Bay and The Mirage. Our other facilities do not emphasize marker play to the same extent, although we offer markers to customers at those casinos as well. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. At December 31, 2010 and 2009, approximately 36% and 40%, respectively, of our casino accounts receivable was owed by customers from the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. At December 31, 2010 and 2009, approximately 51% and 46%, respectively, of our casino accounts receivable was owed by customers from the Far East.

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

The following table shows key statistics related to our casino receivables:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Casino receivables	$229,318	$261,025	$243,600
Allowance for doubtful casino accounts receivable	85,547	88,557	92,278
Allowance as a percentage of casino accounts receivable	37%	34%	38%
Percentage of casino accounts outstanding over 180 days	28%	24%	21%

The allowance for doubtful accounts as a percentage of casino accounts receivable has increased in the current year due to a larger percentage of receivables over 180 days. At December 31, 2010, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change net income by $2 million, or less than $0.01 per share.

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

On a quarterly basis, we review our major long-lived assets to determine if events have occurred or circumstances exist that indicate a potential impairment. Potential factors which could trigger an impairment include underperformance compared to historical or projected operating results, negative industry or economic factors, or significant changes to our operating environment. We estimate future cash flows using our internal budgets. When appropriate, we discount future cash flows using a weighted-average cost of capital, developed using a standard capital asset pricing model, based on guideline companies in our industry.

Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. We review goodwill and indefinite-lived intangible assets at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on our budgeted future results discounted using a weighted average cost of capital, developed using a standard capital asset pricing model based on guideline companies in our industry, and market indicators of terminal year capitalization rates. As of the date we completed our 2010 goodwill impairment analysis, the estimated fair values of our reporting units with associated goodwill were substantially in excess of their carrying values. Indefinite-lived intangible assets consist primarily of license rights, which are tested for impairment using a discounted cash flow approach, and trademarks, which are tested for impairment using the relief-from-royalty method.

There are several estimates inherent in evaluating these assets for impairment. In particular, future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. In addition, the determination of capitalization rates and the discount rates used in the impairment tests are highly judgmental and dependent in large part on expectations of future market conditions.

See “Executive Overview” and “Results of Operations” for discussion of write-downs and impairments of long-lived assets, goodwill and intangible assets. Other than mentioned therein, we are not aware of events or circumstances through December 31, 2010 that would cause us to review any material long-lived assets, goodwill or indefinite-lived intangible assets for impairment.

Impairment of Investments in Unconsolidated Affiliates

We evaluate our investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an “other-than-temporary” decline in value. If such conditions exist, we compare the estimated fair value of the investment to its carrying value to determine whether an impairment is indicated and determine whether the impairment is “other-than-temporary” based on our assessment of relevant factors, including consideration of our intent and ability to retain our investment. We estimate fair value using a discounted cash flow analysis based on estimates of future cash flows and market indicators of discount rates and terminal year capitalization rates. See “Executive Overview” for discussion of impairment charges recorded in 2010 and 2009 related to our investment in CityCenter.

Income Taxes

We recognize deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences with a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. Except for certain state deferred tax assets and a foreign tax credit carryforward, we believe that it is more likely than not that our deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences. Given the negative impact of the U.S. economy on the results of our operations in the past several years and our expectations that we will continue to be adversely affected by certain aspects of the current economic conditions, we no longer rely on future operating income in assessing the realizability of our deferred tax assets and now rely only on the future reversal of existing taxable temporary differences. Accordingly, we concluded during 2010 that realization of certain of our state deferred tax assets was no longer more likely than not and we provided a valuation allowance in the amount of $32 million, net of federal effect, with a corresponding reduction in income tax benefit. Since the future reversal of existing U.S. federal taxable temporary differences currently exceed the future reversal of existing U.S. federal deductible temporary differences, we continue to conclude that it is more likely than not that our U.S. federal deferred tax assets, other than the foreign tax credit carryforward, are realizable. Should we continue to experience operating losses of the same magnitude we have experienced in the past several years, it is reasonably possible in the near term that the future reversal of our U.S. federal deductible temporary differences could exceed the future reversal of our U.S. federal taxable temporary differences, in which case we would record a valuation allowance for such excess with a corresponding reduction of federal income tax benefit on our statement of operations.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. Positions taken in tax returns are sometimes subject to uncertainty in the tax laws and may not ultimately be accepted by the IRS or other tax authorities.

We assess our tax positions using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. We review uncertain tax positions at each balance sheet date. Liabilities we record as a result of this analysis are recorded separately from any current or deferred income tax accounts, and are classified as current (“Other accrued liabilities”) or long-term (“Other long-term liabilities”) based on the time until expected payment. Additionally, we recognize accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

We file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the taxes paid in foreign jurisdictions are not material.

As of December 31, 2010, we were no longer subject to examination of our U.S. consolidated federal income tax returns filed for years ended prior to 2005. The IRS completed its examination of our consolidated federal income tax returns for the 2003 and 2004 tax years during 2010 and we paid $12 million in tax and $4 million in associated interest with respect to adjustments to which we agreed. In addition, we submitted a protest to IRS Appeals of certain adjustments to which we do not agree. The opening Appeals conference has been scheduled to occur in the first quarter of 2011. It is reasonably possible that the issues subject to Appeal may be settled within the next 12 months. During the fourth quarter of 2010, the IRS opened an examination of our consolidated federal income tax returns for the 2005 through 2009 tax years.

The IRS informed us during the fourth quarter of 2010 that they would initiate an audit of the 2007 through 2009 tax years of CityCenter Holdings LLC, an unconsolidated affiliate treated as a partnership for income tax purposes. The IRS also informed us that they would initiate an audit of the 2008 through 2009 tax years of MGM Grand Detroit LLC, a subsidiary treated as a partnership for income tax purposes. Neither of these audits was initiated in 2010 but we anticipate that both will be initiated in early 2011.

We reached settlement during 2010 with IRS Appeals with respect to the audit of the 2004 through 2006 tax years of MGM Grand Detroit, LLC. At issue was the tax treatment of payments made under an agreement to develop, own and operate a hotel casino in the City of Detroit. We will owe $1 million in tax as a result of this settlement.

During the fourth quarter of 2010, a tentative settlement was reached with IRS Appeals with respect to the audit of the 2003 and 2004 tax years of a cost method investee of ours that is treated as a partnership for income tax purposes. The adjustments to which we agreed in such settlement will be included in any settlement that we may reach with respect to the 2003 and 2004 examination of our consolidated federal income tax return.

The IRS closed during 2010 its examination of the federal income tax return of Mandalay Resort Group for the pre-acquisition year ended April 25, 2005 and issued a “No-Change Letter.” The statutes of limitations for assessing tax for all Mandalay Resort Group pre-acquisition years are now closed.

As of December 31, 2010, other than the exceptions noted below, we were no longer subject to examination of our various state and local tax returns filed for years ended prior to 2006. The state of Illinois during 2010 initiated an audit of our Illinois combined returns for the 2006 and 2007 tax years. It is reasonably possible that this audit will close and all issues will be settled in the next 12 months. The state of New Jersey began audit procedures during 2010 of a cost method investee of ours for the 2003 through 2006 tax years. The City of Detroit previously indicated that it would audit a Mandalay Resort Group subsidiary return for the pre-acquisition year ended April 25 but no audit was initiated and the statute of limitations for assessing tax expired in 2010. No other state or local income tax returns of ours are currently under exam.

Stock-based Compensation

We account for stock options and stock appreciation rights (“SARs”) measuring fair value using the Black-Scholes model. For restricted stock units, compensation expense is calculated based on the fair market value of our stock on the date of grant. There are several management assumptions required to determine the inputs into the Black-Scholes model. Our volatility and expected term assumptions can significantly affect the fair value of stock options and SARs. The extent of the impact will depend, in part, on the extent of awards in any given year. In 2010, we granted 3.8 million SARs with a total fair value of $27 million. In 2009, we granted 6.8 million SARs with a total fair value of $37 million. In 2008, we granted 4.9 million SARs with a total fair value of $72 million.

For 2010 awards, a 10% change in the volatility assumption (71% for 2010; for sensitivity analysis, volatility was assumed to be 64% and 78%) would have resulted in a $2 million, or 8%, change in fair value. A 10% change in the expected term assumption (4.8 years for 2010; for sensitivity analysis, expected term was assumed to be 4.3 years and 5.3 years) would have resulted in a $1 million, or 4%, change in fair value. These changes in fair value would have been recognized over the four to five-year vesting period of such awards. It should be noted that a change in the expected term would cause other changes, since the risk-free rate and volatility assumptions are specific to the term; we did not attempt to adjust those assumptions in performing the sensitivity analysis above.

Recently Issued Accounting Standards

Certain amendments to Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” became effective for us beginning January 1, 2010. Such amendments include changes to the quantitative approach to determine the primary beneficiary of a variable interest entity (“VIE”). An enterprise must determine if its variable interest or interests give it a controlling financial interest in a VIE by evaluating whether 1) the enterprise has the power to direct activities of the VIE that have a significant effect on economic performance, and 2) the enterprise has an obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The amendments to ASC 810 also require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The adoption of these amendments did not have a material effect on our consolidated financial statements.

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

As of December 31, 2010, long-term variable rate borrowings represented approximately 19% of our total borrowings. Assuming a 100 basis-point increase in LIBOR over the 2% floor specified in our senior credit facility, our annual interest cost would change by approximately $23 million based on gross amounts outstanding at December 31, 2010. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

								Fair Value
	Debt maturing in,							December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	2010
	(In millions)

Fixed rate	$455	$546	$1,384	$1,159	$2,025	$4,402	$9,971	$10,226
Average interest rate	7.8%	6.8%	10.2%	8.4%	5.3%	9.2%	8.2%
Variable rate	$-	$-	$-	$2,304	$-	$-	$2,304	$2,156
Average interest rate	N/A	N/A	N/A	7.0%	N/A	N/A	7.0%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incorporate by reference the information appearing under “Market Risk” in Item 7 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Notes to Consolidated Financial Statements, including the Independent Registered Public Accounting Firm’s Report thereon, referred to in Item 15(a)(1) of this Form 10-K, are included at pages 64 to 105 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures are effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a- 15(e) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting, referred to in Item 15(a)(1) of this Form 10-K, is included at page 62 of this Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

The Independent Registered Public Accounting Firm’s Attestation Report on our internal control over financial reporting referred to in Item 15(a)(1) of this Form 10-K, is included at page 63 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information appearing under “Executive Officers of the Registrant” in Item 1 of this Form 10-K and under “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or before April 30, 2011 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate by reference the information appearing under “Executive and Director Compensation and Other Information” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under “Principal Stockholders” and “Election of Directors” in the Proxy Statement.

Equity Compensation Plan Information

The following table includes information about our equity compensation plans at December 31, 2010:

	Securities to be issued	Weighted average	Securities available for
	upon exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation
	warrants and rights	warrants and rights	plans

(In thousands, except per share data)

Equity compensation plans approved by security holders(1)	29,273	$21.73	10,714
Equity compensation plans not approved by security holders	-	-	-

(1) As of December 31, 2010 we had 1 million restricted stock units outstanding that do not have an exercise price; therefore, the weighted average per share exercise price only relates to outstanding stock options and stock appreciation rights. Securities available for future issuance are limited to 3.3 million shares as a result of our fourth quarter 2010 common stock offering.

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

(a)(3). Exhibits.

Exhibit
Number	Description

3(1)	Amended and Restated Certificate of Incorporation of the Company, as of June 15, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated August 9, 2010).

3(2)	Amended and Restated Bylaws of the Company, as of December 14, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010).

4.1(1)	Indenture dated July 21, 1993, by and between Mandalay Resort Group (“Mandalay”) and First Interstate Bank of Nevada, N.A., as Trustee with respect to $150 million aggregate principal amount of 7.625% Senior Subordinated Debentures due 2013 (incorporated by reference to Exhibit 4(a) to Circus Circus Enterprises, Inc.’s Current Report on Form 8-K dated July 21, 1993).

4.1(2)	Indenture, dated February 1, 1996, by and between Mandalay and First Interstate Bank of Nevada, N.A., as Trustee (the “Mandalay February 1996 Indenture”) (incorporated by reference to Exhibit 4(b) to Mandalay’s Current Report on Form 8-K filed on February 13, 1996).

4.1(3)	Supplemental Indenture, dated as of November 15, 1996, by and between Mandalay and Wells Fargo Bank (Colorado), N.A., (successor to First Interstate Bank of Nevada, N.A.), as Trustee, to the Mandalay February 1996 Indenture, with respect to $150 million aggregate principal amount of 6.70% Senior Notes due 2096 (incorporated by reference to Exhibit 4(c) to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996 (the “Mandalay October 1996 10-Q”)).

4.1(4)	6.70% Senior Notes due February 15, 2096 in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4(d) to the Mandalay October 1996 10-Q).

4.1(5)	Indenture, dated November 15, 1996, by and between Mandalay and Wells Fargo Bank (Colorado), N.A., as Trustee (the “Mandalay November 1996 Indenture”) (incorporated by reference to Exhibit 4(e) to the Mandalay October 1996 10-Q).

4.1(6)	Supplemental Indenture, dated as of November 15, 1996, to the Mandalay November 1996 Indenture, with respect to $150 million aggregate principal amount of 7.0% Senior Notes due 2036 (incorporated by reference to Exhibit 4(f) to the Mandalay October 1996 10-Q).

4.1(7)	7.0% Senior Notes due February 15, 2036, in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4(g) to the Mandalay October 1996 10-Q).

4.1(8)	Indenture, dated as of January 23, 2001, among the Company, as issuer, the Subsidiary Guarantors parties thereto, as guarantors, and United States Trust Company of New York, as trustee, with respect to $400 million aggregate principal amount of 8.375% Senior Subordinated Notes due 2011 (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed on January 23, 2001).

4.1(9)	Indenture dated as of March 21, 2003 by and among Mandalay and The Bank of New York with respect to $400 million aggregate principal amount of Floating Rate Convertible Senior Debentures due 2033 (incorporated by reference to Exhibit 4.44 to Mandalay’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003).

4.1(10)	First Supplemental Indenture dated as of July 26, 2004, relating to Mandalay’s Floating Rate Senior Convertible Debentures due 2033 (incorporated by reference to Exhibit 4 to Mandalay’s Current Report on Form 8-K filed on July 26, 2004).

Exhibit
Number	Description

4.1(11)	Indenture, dated as of November 25, 2003, by and between Mandalay and The Bank of New York with respect to $250 million aggregate principal amount of 6.375% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003).

4.1(12)	Indenture dated as of February 27, 2004, among the Company, as issuer, the Subsidiary Guarantors, as guarantors, and U.S. Bank National Association, as trustee, with respect to $525 million 5.875% Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 27, 2004).

4.1(13)	Indenture dated as of March 23, 2004, among the Company, as issuer, the Subsidiary Guarantors, as guarantors, and U.S. Bank National Association, as trustee, with respect to the $300 million 5.875% Notes due 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

4.1(14)	Indenture dated as of August 25, 2004, among the Company, as issuer, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as trustee, with respect to $550 million 6.75% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 25, 2004).

4.1(15)	Indenture, dated June 20, 2005, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $500 million aggregate principal amount of 6.625% Senior Notes due 2015 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 22, 2005).

4.1(16)	Supplemental Indenture, dated September 9, 2005, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $375 million aggregate principal amount of 6.625% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 13, 2005).

4.1(17)	Indenture, dated April 5, 2006, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $500 million aggregate principal amount of 6.75% Senior Notes due 2013 and $250 million original principal amount of 6.875% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 7, 2006).

4.1(18)	Indenture dated as of December 21, 2006, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006 (the “December 2006 8-K”)).

4.1(19)	Supplemental Indenture dated as of December 21, 2006, by and among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 7.625% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the December 2006 8-K).

4.1(20)	Second Supplemental Indenture dated as of May 17, 2007 among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 7.5% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 17, 2007).

Exhibit
Number	Description

4.1(21)	Indenture dated as of November 14, 2008, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 13% Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2008).

4.1(22)	Security Agreement, dated as of November 14, 2008, between New York-New York Hotel & Casino, LLC, and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 20, 2008).

4.1(23)	Pledge Agreement, dated as of November 14, 2008, among the Company, New PRMA Las Vegas Inc., and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 20, 2008).

4.1(24)	Indenture, dated as of May 19, 2009, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $650 million aggregate principal amount of 10.375% Senior Secured Notes due May 2014 and $850 million aggregate principal amount of 11.125% Senior Secured Notes due November 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 22, 2009).

4.1(25)	Security Agreement, dated as of May 19, 2009, among Bellagio, LLC, The Mirage Casino-Hotel and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 22, 2009).

4.1(26)	Pledge Agreement, dated as of May 19, 2009, between Mirage Resorts, Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 22, 2009).

4.1(27)	First Supplemental Indenture, dated as of June 15, 2009, by and among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 13% Senior Secured Notes due 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

4.1(28)	Indenture, dated as of September 22, 2009, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $475 million aggregate principal amount of 11.375% Senior Notes due 2018 (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed on September 25, 2009).

4.1(29)	Indenture dated as of March 16, 2010, among the Company, the Subsidiary Guarantors party thereto, and U.S. Bank National Association as Trustee with respect to $845 million aggregate principal amount of 9% Senior Secured Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 14, 2010 (the “April 14, 2010 8-K”)).

4.1(30)	Security Agreement, dated as of March 16, 2010, among MGM Grand Hotel, LLC, and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the April 14, 2010 8-K).

4.1(31)	Pledge Agreement, dated as of March 16, 2010, between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the April 14, 2010 8-K).

Exhibit
Number	Description

4.1(32)	Registration Rights Agreement, dated as of March 16, 2010, between the Company and the guarantors named therein, Banc of America Securities LLC and the initial purchasers named therein with respect to the 9% Senior Secured Notes due 2020 (incorporated by reference to Exhibit 4.4 to the April 14, 2010 8-K).

4.1(33)	Indenture dated as of April 10, 2010, among the Company, as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association as Trustee with respect to $1.15 billion aggregate principal amount of 4.25% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2010 (the “April 22, 2010 8-K”)).

4.1(34)	Indenture dated as of October 28, 2010, among the Company, as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association as Trustee with respect to $500 million aggregate principal amount of 10% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 29, 2010).

4.1(35)	Registration Rights Agreement, dated October 28, 2010, among the Company, the guarantors named therein, Banc of America Securities LLC and the initial purchasers named therein with respect to the 10% Senior Notes due 2016(incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 29, 2010).

4.2(1)	Guarantee (Mandalay Resort Group 7.625% Senior Subordinated Notes due 2013), dated as of April 25, 2005, by the Company and certain subsidiaries of the Company, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005 (the “September 2005 10-Q”)).

4.2(2)	Guarantee (Mandalay Resort Group 6.70% Senior Notes due 2096), dated as of April 25, 2005, by the Company certain subsidiaries of the Company, in favor of The Bank of New York, as successor in interest to First Interstate Bank of Nevada, N.A., as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.21 to the September 2005 10-Q).

4.2(3)	Guarantee (Mandalay Resort Group 7.0% Senior Notes due 2036), dated as of April 25, 2005, by the Company and certain subsidiaries of the Company, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.22 to the September 2005 10-Q).

4.2(4)	Guarantee (Mandalay Resort Group Floating Rate Convertible Senior Debentures due 2033), dated as of April 25, 2005, by the Company and certain subsidiaries of the Company, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.24 to the September 2005 10-Q).

4.2(5)	Guarantee (Mandalay Resort Group 6.375% Senior Notes due 2011), dated as of April 25, 2005, by the Company and certain subsidiaries of the Company, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.26 to the September 2005 10-Q).

Exhibit
Number	Description

10.1(1)	Sixth Amended and Restated Loan Agreement, dated as of March 16, 2010, by and among the Company, as borrower, MGM Grand Detroit, LLC, as co-borrower, the Lenders named therein, Bank of America, N.A., as Administrative Agent and Banc of America Securities LLC, RBS Securities, Inc., J.P. Morgan Securities Inc., Barclays Capital, BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Citibank North America, Inc., Sumitomo Mitsui Banking Corporation, Bank of Scotland PLC, Commerzbank, Wachovia Bank, National Association, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Joint Lead Arrangers (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on March 22, 2010).

10.1(2)	Sponsor Contribution Agreement, dated October 31, 2008, by and among the Company, as sponsor, CityCenter Holdings, LLC, as borrower, and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2008).

10.1(3)	Amendment No. 1 to Sponsor Contribution Agreement, dated April 29, 2009, among the Company, CityCenter Holdings, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 5, 2009).

10.1(4)	Amended and Restated Sponsor Completion Guarantee, dated April 29, 2009, among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 5, 2009).

10.1(5)	Second Amended and Restated Sponsor Completion Guarantee, dated January 21, 2011, among the Company, Bank of America, N.A. and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 21, 2010).

10.1(6)	Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.1 to the April 22, 2010 8-K).

10.1(7)	Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the April 22, 2010 8-K).

10.1(8)	Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.3 to the April 22, 2010 8-K).

10.1(9)	Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.4 to the April 22, 2010 8-K).

10.1(10)	Confirmation for Additional Capped Call Transaction, dated as of April 16, 2010, between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.5 to the April 22, 2010 8-K).

10.1(11)	Confirmation for Additional Capped Call Transaction, dated as of April 16, 2010, between the Company and Barclays Bank PLC (incorporated by reference to Exhibit 10.6 to the April 22, 2010 8-K).

Exhibit
Number	Description

10.1(12)	Confirmation for Additional Capped Call Transaction, dated as of April 16, 2010, between the Company and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.7 to the April 22, 2010 8-K).

10.1(13)	Confirmation for Additional Capped Call Transaction, dated as of April 16, 2010, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.8 to the April 22, 2010 8-K).

10.2(1)	Lease, dated August 3, 1977, by and between B&D Properties, Inc., as lessor, and Mandalay, as lessee; Amendment of Lease, dated May 6, 1983 (incorporated by reference to Exhibit 10(h) to Mandalay’s Registration Statement (No. 2-85794) on Form S-1).

10.2(2)	Lease by and between Robert Lewis Uccelli, guardian, as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease (incorporated by reference to Exhibit 10(p) to Mandalay’s Registration Statement (No. 33-4475) on Form S-1).

10.2(3)	Public Trust Tidelands Lease, dated February 4, 1999, between the State of Mississippi and Beau Rivage Resorts, Inc. (without exhibits) (incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1999).

*10.3(1)	Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

*10.3(2)	1997 Nonqualified Stock Option Plan, Amended and Restated February 2, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarter report on Form 10-Q for the fiscal quarter ended June 30, 2004).

*10.3(3)	Amendment to the Company’s 1997 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on July 13, 2007).

*10.3(4)	Amended and Restated 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on April 6, 2009).

*10.3(5)	Amended and Restated Annual Performance-Based Incentive Plan for Executive Officers, giving effect to amendment approved by the Company’s shareholders on May 9, 2006 (incorporated by reference to Appendix A to the Company’s 2006 Proxy Statement).

*10.3(6)	Deferred Compensation Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (the “January 2005 8-K”).

*10.3(7)	Supplemental Executive Retirement Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.1 to the January 2005 8-K).

*10.3(8)	Amendment to Deferred Compensation Plan II, dated as of December 21, 2005 (incorporated by reference to Exhibit 10.3(9) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

*10.3(9)	Amendment No. 1 to the Deferred Compensation Plan II, dated as of July 10, 2007 (incorporated by reference to Exhibit 10.3(11) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 10-K”)).

Exhibit
Number	Description

*10.3(10)	Amendment No. 1 to the Supplemental Executive Retirement Plan II, dated as of July 10, 2007 (incorporated by reference to Exhibit 10.3(12) to the 2007 10-K).

*10.3(11)	Amendment No. 2 to the Deferred Compensation Plan II, dated as of October 15, 2007 (incorporated by reference to Exhibit 10.3(13) to the 2007 10-K).

*10.3(12)	Amendment No. 2 to the Supplemental Executive Retirement Plan II, dated as of October 15, 2007 (incorporated by reference to Exhibit 10.3(14) to the 2007 10-K).

*10.3(13)	Amendment No. 1 to the Deferred Compensation Plan II, dated as of November 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2008).

*10.3(14)	Amendment No. 1 to the Supplemental Executive Retirement Plan II, dated as of November 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2008).

*10.3(15)	Freestanding Stock Appreciation Right Agreement of the Company (incorporated by reference to Exhibit 10.3(15) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.3(16)	Restricted Stock Units Agreement of the Company (performance vesting) (incorporated by reference to Exhibit 10.3(16) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.3(17)	Restricted Stock Units Agreement of the Company (time vesting) (incorporated by reference to Exhibit 10.3(17) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.3(18)	Employment Agreement, dated December 13, 2010, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010.

*10.3(19)	Employment Agreement, dated September 16, 2005, between the Company and James J. Murren (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 22, 2005 (the “September 22, 2005 8-K”)).

*10.3(20)	Employment Agreement, dated September 16, 2005, between the Company and Gary N. Jacobs (incorporated by reference to Exhibit 10.5 to the September 22, 2005 8-K).

*10.3(21)	Employment Agreement, dated March 1, 2007, between the Company and Aldo Manzini (incorporated by reference to Exhibit 10.3(20) to the 2007 10-K).

*10.3(22)	Letter Agreement dated June 19, 2007, between the Company and Aldo Manzini (incorporated by reference to Exhibit 10.3(21) to the 2007 10-K).

*10.3(23)	Employment Agreement, dated December 3, 2007, between the Company and Dan D’Arrigo (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated December 7, 2007).

*10.3(24)	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between the Company and James J. Murren (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 7, 2009).

Exhibit
Number	Description

*10.3(25)	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between the Company and Gary N. Jacobs (incorporated by reference to Exhibit 4.3 to the January 7, 2009 8-K).

*10.3(26)	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between the Company and Daniel J. D’Arrigo (incorporated by reference to the January 7, 2009 8-K).

*10.3(27)	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between the Company and Aldo Manzini (incorporated by reference to Exhibit 4.5 to the January 7, 2009 8-K).

*10.3(28)	Employment Agreement, effective as of April 6, 2009, between the Company and James J. Murren (incorporated by reference to Exhibit 10 to the Company’s Amendment No. 1 to Current Report on Form 8-K filed on April 6, 2009).

*10.3(29)	Employment Agreement, effective as of August 3, 2009, between the Company and Gary N. Jacobs (incorporated by reference to Exhibit 10 to the Company’s Amendment No. 1 to Current Report on Form 8-K filed on August 8, 2009).

*10.3(30)	Employment Agreement, effective as of August 3, 2009, between the Company and Corey Sanders (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on September 17, 2010).

*10.3(31)	Employment Agreement, dated as of September 10, 2007, between the Company and Robert Selwood.

*10.3(32)	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between the Company and Robert Selwood.

*10.3(33)	Employment Agreement, dated as of August 13, 2009, between the Company and William M. Scott.

10.4(1)	Second Amended and Restated Joint Venture Agreement of Marina District Development Company, dated as of August 31, 2000, between MAC, CORP. and Boyd Atlantic City, Inc. (without exhibits) (incorporated by reference to Exhibit 10.2 to the September 2000 10-Q).

10.4(2)	Contribution and Adoption Agreement, dated as of December 13, 2000, among Marina District Development Holding Co., LLC, MAC, CORP. and Boyd Atlantic City, Inc. (incorporated by reference to Exhibit 10.4(15) to the 2000 10-K).

10.4(3)	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. — Commission File No. 333-87202).

10.4(4)	Amended and Restated Joint Venture Agreement, dated as of June 25, 2002, between Nevada Landing Partnership and RBG, L.P. (incorporated by reference to Exhibit 10.1 to Mandalay’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004.)

10.4(5)	Amendment No. 1 to Amended and Restated Joint Venture Agreement, dated as of April 25, 2005, by and among Nevada Landing Partnership, an Illinois general partnership, and RBG, L.P., an Illinois limited partnership (incorporated by reference to Exhibit 10.4(5) to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2005).

Exhibit
Number	Description

10.4(6)	Amended and Restated Subscription and Shareholders Agreement, dated June 19, 2004, among Pansy Ho, Grand Paradise Macau Limited, MGMM Macau, Ltd., MGM MIRAGE Macau, Ltd., the Company and MGM Grand Paradise Limited (formerly N.V. Limited) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2005).

10.4(7)	Amendment Agreement to the Subscription and Shareholders Agreement, dated January 20, 2007, among Pansy Ho, Grand Paradise Macau Limited, MGMM Macau, Ltd., MGM MIRAGE Macau, Ltd., the Company and MGM Grand Paradise Limited (formerly N.V. Limited) (incorporated by reference to Exhibit 10.4(7) to the 2006 10-K).

10.4(8)	Amended and Restated Limited Liability Company Agreement of CityCenter Holdings, LLC, dated April 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2009).

10.4(9)	Limited Liability Company Operating Agreement of IKM JV, LLC, dated September 10, 2007 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on September 13, 2007).

10.5(1)	Revised Development Agreement among the City of Detroit, The Economic Development Corporation of the City of Detroit and MGM Grand Detroit, LLC (incorporated by reference to Exhibit 10.10 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002).

10.5(2)	Revised Development Agreement effective August 2, 2002, by and among the City of Detroit, The Economic Development Corporation of the City of Detroit and Detroit Entertainment, L.L.C. (incorporated by reference to Exhibit 10.61 of Mandalay’s Annual Report on Form 10-K for the year ended January 31, 2005).

10.5(3)	Stipulation of Settlement in the Matter of the Reopened 2005 Casino License Hearing of Marina District Development Company, LLC (“MDDC”) dated March 11, 2010, by and among the State of New Jersey - Department of Law and Public Safety - Division of Gaming Enforcement, the Company, Boyd Gaming Corporation, Boyd Atlantic City, Inc., Marina District Development Holding Co., LLC and MDDC (incorporated by reference to Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010).

10.6(1)	Company Stock Purchase and Support Agreement, dated August 21, 2007, by and between the Company and Infinity World Investments, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 27, 2007).

10.6(2)	Amendment No. 1, dated October 17, 2007, to the Company Stock Purchase and Support Agreement by and between the Company and Infinity World Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2007).

10.6(3)	Purchase Agreement dated December 13, 2008, by and among The Mirage Casino-Hotel, as seller, and Ruffin Acquisition, LLC, as purchaser (incorporated by reference to Exhibit 10 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed on January 9, 2009).

10.6(4)	First Amendment to Purchase Agreement, dated March 12, 2009, by and among The Mirage Casino-Hotel, as seller, and Ruffin Acquisition, LLC, as purchaser (incorporated by reference to the Company’s to Current Report on Form 8-K filed on Mach 17, 2009).

Exhibit
Number	Description

21	List of subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

99.1	Description of our Operating Resorts.

99.2	Description of Regulation and Licensing.

101***	The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at December 31, 2010 and December 31, 2009; (ii) Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008; (v) Notes to the Consolidated Financial Statements (tagged as blocks of text); and (vi) Schedule II — Valuation and Qualifying Accounts (tagged as block of text).

*	Management contract or compensatory plan or arrangement.

**	Exhibits 32.1 and 32.2 shall not be deemed filed with the Securities and Exchange Commission, nor shall they be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Securities Exchange Act of 1934 or the Securities Act of 1933, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

***	This exhibit is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

MANAGEMENT’S ANNUAL REPORT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Responsibilities

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Sections 13a- 15(f) and 15d- 15(f) of the Exchange Act) for MGM Resorts International and subsidiaries (the “Company”).

Objective of Internal Control over Financial Reporting

In establishing adequate internal control over financial reporting, management has developed and maintained a system of internal control, policies and procedures designed to provide reasonable assurance that information contained in the accompanying consolidated financial statements and other information presented in this annual report is reliable, does not contain any untrue statement of a material fact or omit to state a material fact, and fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this annual report. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to all timely decisions regarding required disclosure. Significant elements of the Company’s internal control over financial reporting include, for example:

•	Hiring skilled accounting personnel and training them appropriately;
•	Written accounting policies;
•	Written documentation of accounting systems and procedures;
•	Segregation of incompatible duties;
•	Internal audit function to monitor the effectiveness of the system of internal control;
•	Oversight by an independent Audit Committee of the Board of Directors.

Management’s Evaluation

Management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s internal control over financial reporting using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation as of December 31, 2010, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

Report of Independent Registered Public Accounting Firm

Deloitte & Touche LLP audited the Company’s consolidated financial statements as of and for the year ended December 31, 2010 and issued their report thereon, which is included in this annual report. Deloitte & Touche LLP has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting and such report is also included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of MGM Resorts International

We have audited the internal control over financial reporting of MGM Resorts International and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010. Our report dated February 28, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of MGM Resorts International

We have audited the accompanying consolidated balance sheets of MGM Resorts International and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MGM Resorts International and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 28, 2011

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	At December 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$498,964	$2,056,207
Accounts receivable, net	321,894	368,474
Inventories	96,392	101,809
Income tax receivable	175,982	384,555
Deferred income taxes	110,092	38,487
Prepaid expenses and other	252,321	103,969

Total current assets	1,455,645	3,053,501

Property and equipment, net	14,554,350	15,069,952

Other assets
Investments in and advances to unconsolidated affiliates	1,923,155	3,611,799
Goodwill	86,353	86,353
Other intangible assets, net	342,804	344,253
Other long-term assets, net	598,738	352,352

Total other assets	2,951,050	4,394,757

	$18,961,045	$22,518,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$167,084	$173,719
Current portion of long-term debt	-	1,079,824
Accrued interest on long-term debt	211,914	206,357
Other accrued liabilities	867,223	923,701

Total current liabilities	1,246,221	2,383,601

Deferred income taxes	2,469,333	3,031,303
Long-term debt	12,047,698	12,976,037
Other long-term obligations	199,248	256,837

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares; Issued and outstanding 488,513,351 and 441,222,251 shares	4,885	4,412
Capital in excess of par value	4,060,826	3,497,425
Retained earnings (accumulated deficit)	(1,066,865)	370,532
Accumulated other comprehensive loss	(301)	(1,937)

Total stockholders’ equity	2,998,545	3,870,432

	$18,961,045	$22,518,210

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Revenues
Casino	$2,442,927	$2,618,060	$2,975,680
Rooms	1,300,287	1,370,135	1,907,093
Food and beverage	1,339,174	1,362,325	1,582,367
Entertainment	486,319	493,799	546,310
Retail	194,891	207,260	261,053
Other	529,693	493,324	564,288
Reimbursed costs	359,470	99,379	47,404

	6,652,761	6,644,282	7,884,195
Less: Promotional allowances	(633,528)	(665,693)	(675,428)

	6,019,233	5,978,589	7,208,767

Expenses
Casino	1,385,763	1,459,944	1,618,914
Rooms	423,073	427,169	533,559
Food and beverage	774,443	775,018	930,716
Entertainment	360,383	358,026	384,822
Retail	120,593	134,851	168,859
Other	333,817	284,919	350,100
Reimbursed costs	359,470	99,379	47,404
General and administrative	1,128,803	1,100,193	1,278,944
Corporate expense	124,241	143,764	109,279
Preopening and start-up expenses	4,247	53,013	23,059
Property transactions, net	1,451,474	1,328,689	1,210,749
Depreciation and amortization	633,423	689,273	778,236

	7,099,730	6,854,238	7,434,641

Income (loss) from unconsolidated affiliates	(78,434)	(88,227)	96,271

Operating loss	(1,158,931)	(963,876)	(129,603)

Non-operating income (expense)
Interest expense, net	(1,113,580)	(775,431)	(609,286)
Non-operating items from unconsolidated affiliates	(108,731)	(47,127)	(34,559)
Other, net	165,217	(226,159)	104,460

	(1,057,094)	(1,048,717)	(539,385)

Loss before income taxes	(2,216,025)	(2,012,593)	(668,988)
Benefit (provision) for income taxes	778,628	720,911	(186,298)

Net loss	$(1,437,397)	$(1,291,682)	$(855,286)

Loss per share of common stock
Basic	$(3.19)	$(3.41)	$(3.06)

Diluted	$(3.19)	$(3.41)	$(3.06)

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities
Net loss	$(1,437,397)	$(1,291,682)	$(855,286)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	633,423	689,273	778,236
Amortization of debt discounts, premiums and issuance costs	87,983	50,852	10,620
(Gain) loss on retirement of long-term debt	(132,126)	61,563	(87,457)
Provision for doubtful accounts	29,832	54,074	80,293
Stock-based compensation	34,988	36,571	36,277
Business interruption insurance – lost profits	-	(15,115)	(9,146)
Business interruption insurance – cost recovery	-	-	(27,883)
Property transactions, net	1,451,474	1,328,689	1,210,749
Convertible note investment impairment	-	175,690	-
Loss (income) from unconsolidated affiliates	190,659	188,178	(40,752)
Distributions from unconsolidated affiliates	92,706	93,886	70,546
Change in deferred income taxes	(634,082)	(344,690)	79,516
Change in current assets and liabilities:
Accounts receivable	(17,376)	(121,088)	20,500
Inventories	5,418	6,571	12,366
Income taxes receivable and payable, net	197,986	(334,522)	(346,878)
Prepaid expenses and other	1,647	(17,427)	14,983
Accounts payable and accrued liabilities	11,208	37,158	(187,858)
Business interruption insurance recoveries	-	16,391	28,891
Other	(12,329)	(26,458)	(34,685)

Net cash provided by operating activities	504,014	587,914	753,032

Cash flows from investing activities
Capital expenditures, net of construction payable	(207,491)	(136,850)	(781,754)
Proceeds from sale of Treasure Island, net	-	746,266	-
Dispositions of property and equipment	77,601	22,291	85,968
Investments in and advances to unconsolidated affiliates	(553,000)	(963,685)	(1,279,462)
Distributions from unconsolidated affiliates in excess of earnings	135,058	-	-
Distributions from cost method investments	113,422	-	-
Property damage insurance recoveries	-	7,186	21,109
Investments in treasury securities- maturities longer than 90 days	(149,999)	-	-
Other	(1,670)	(5,463)	(27,301)

Net cash used in investing activities	(586,079)	(330,255)	(1,981,440)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	(1,886,079)	(1,027,193)	2,760,450
Borrowings under bank credit facilities – maturities longer than 90 days	9,486,223	6,771,492	8,170,000
Repayments under bank credit facilities – maturities longer than 90 days	(10,807,860)	(5,942,455)	(8,450,000)
Issuance of senior notes	2,489,485	1,921,751	698,490
Retirement of senior notes	(1,154,479)	(1,176,452)	(789,146)
Debt issuance costs	(106,831)	(112,055)	(48,700)
Issuance of common stock in public offering, net	588,456	1,104,418	-
Purchases of common stock	-	-	(1,240,856)
Capped call transactions	(81,478)	-	-
Repayment of Detroit Economic Development Corporation bonds	-	(49,393)	-
Other	(2,615)	(1,363)	21,844

Net cash provided by (used in) financing activities	(1,475,178)	1,488,750	1,122,082

Cash and cash equivalents
Net increase (decrease) for the period	(1,557,243)	1,746,409	(106,326)
Change in cash related to assets held for sale	-	14,154	(14,154)
Balance, beginning of period	2,056,207	295,644	416,124

Balance, end of period	$498,964	$2,056,207	$295,644

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$1,020,040	$807,523	$622,297
Federal, state and foreign income taxes paid, net of refunds	(330,218)	(53,863)	437,874
Non-cash investing and financing activities
Increase (decrease) in investment in CityCenter related to change in completion guarantee liability (including delayed equity contribution in 2008)	$358,708	$(55,000)	$1,111,837

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years ended December 31, 2010, 2009 and 2008
(In thousands)

					Retained	Accumulated
	Common Stock		Capital in		Earnings	Other	Total
	Shares	Par	Excess of	Treasury	(Accumulated	Comprehensive	Stockholders’
	Outstanding	Value	Par Value	Stock	Deficit)	Income (Loss)	Equity

Balances, January 1, 2008	293,769	$3,684	$3,951,162	$(2,115,107)	$4,220,408	$556	$6,060,703
Net income	-	-	-	-	(855,286)	-	(855,286)
Currency translation adjustment	-	-	-	-	-	(3,190)	(3,190)
Valuation adjustment to M Resort convertible note, net of taxes	-	-	-	-	-	(54,267)	(54,267)

Total comprehensive loss							(912,743)
Stock-based compensation	-	-	42,418	-	-	-	42,418
Change in excess tax benefit from stock-based compensation	-	-	10,494	-	-	-	10,494
Issuance of common stock pursuant to stock-based compensation awards	888	9	14,107	-	-	-	14,116
Purchases of treasury stock	(18,150)	-	-	(1,240,856)	-	-	(1,240,856)
Other	-	-	229	-	-	-	229

Balances, December 31, 2008	276,507	3,693	4,018,410	(3,355,963)	3,365,122	(56,901)	3,974,361
Net loss	-	-	-	-	(1,291,682)	-	(1,291,682)
Currency translation adjustment	-	-	-	-	-	532	532
Reclass M resort convertible note valuation adjustment to current earnings	-	-	-	-	-	54,267	54,267
Other comprehensive income from unconsolidated affiliate, net	-	-	-	-	-	165	165

Total comprehensive loss							(1,236,718)
Stock-based compensation	-	-	43,050	-	-	-	43,050
Change in excess tax benefit from stock-based compensation	-	-	(14,854)	-	-	-	(14,854)
Issuance of common stock	164,450	717	(549,354)	3,355,963	(1,702,908)	-	1,104,418
Issuance of common stock pursuant to stock-based compensation awards	265	2	(29)	-	-	-	(27)
Other	-	-	202	-	-	-	202

Balances, December 31, 2009	441,222	4,412	3,497,425	-	370,532	(1,937)	3,870,432
Net loss	-	-	-	-	(1,437,397)	-	(1,437,397)
Currency translation adjustment	-	-	-	-	-	1,706	1,706
Other comprehensive loss from unconsolidated affiliate, net	-	-	-	-	-	(70)	(70)

Total comprehensive loss							(1,435,761)
Stock-based compensation	-	-	40,247	-	-	-	40,247
Change in excess tax benefit from stock-based compensation	-	-	(10,840)	-	-	-	(10,840)
Issuance of common stock	47,035	470	587,986	-	-	-	588,456
Issuance of common stock pursuant to stock-based compensation awards	256	3	(1,248)	-	-	-	(1,245)
Capped call transactions	-	-	(52,961)	-	-	-	(52,961)
Other	-	-	217	-	-	-	217

Balances, December 31, 2010	488,513	$4,885	$4,060,826	$-	$(1,066,865)	$(301)	$2,998,545

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	ORGANIZATION

MGM Resorts International (the “Company”) is a Delaware corporation, formerly named MGM MIRAGE. As of December 31, 2010, approximately 27% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly-owned by Kirk Kerkorian (“Tracinda”). Tracinda has significant influence with respect to the election of directors and other matters, but it does not have the power to solely determine these matters. MGM Resorts International acts largely as a holding company and, through wholly-owned subsidiaries, owns and/or operates casino resorts.

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

The Company owns 50% of CityCenter, located between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp (“Infinity World”), a wholly-owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, a 4,004-room casino resort; Mandarin Oriental Las Vegas, a 392-room non-gaming boutique hotel; Crystals, a retail district with 334,000 of currently leaseable square feet; and Vdara, a 1,495-room luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental – 225 units and Veer – 669 units. Aria, Vdara, Mandarin Oriental and Crystals all opened in December 2009 and the residential units within CityCenter began closing in early 2010. The Company receives a management fee of 2% of revenues for the management of Aria and Vdara, and 5% of EBITDA (as defined in the agreements governing the Company’s management of Aria and Vdara). In addition, the Company receives an annual fee of $3 million for the management of Crystals.

The Company has 50% interests in MGM Macau, Grand Victoria and Silver Legacy. Pansy Ho Chiu-King owns the other 50% of MGM Macau. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Silver Legacy is located in Reno, adjacent to Circus Circus Reno, and the other 50% is owned by Eldorado LLC.

The Company also has a 50% economic interest in Borgata Hotel Casino & Spa (“Borgata”) located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey; the Company’s interest is held in trust and currently offered for sale. Boyd Gaming Corporation (“Boyd”) owns the other 50% of Borgata and also operates the resort. See Note 5 for further discussion of Borgata.

The Company owns additional land adjacent to Borgata, a portion of which consists of common roads, landscaping and master plan improvements, and a portion of which was planned for a wholly-owned development, MGM Grand Atlantic City. As part of the settlement discussed in Note 5, the Company has agreed that an affiliate of the Company would withdraw its license application for this development.

MGM Hospitality seeks to leverage the Company’s management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. The Company has entered into management agreements for hotels in the Middle East, North Africa, India and China.

NOTE 2 —	SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company’s investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method. The Company does not have a variable interest in any variable interest entities. All intercompany balances and transactions have been eliminated in consolidation. The Company’s operations are primarily in one segment: the operation of casino resorts. Other operations and foreign operations are not material.

Management’s use of estimates. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. These principles require the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications. The consolidated financial statements for prior years reflect certain reclassifications, which have no effect on previously reported net income, to conform to the current year presentation. The prior year reclassifications relate to the classification of reimbursed costs as separate financial statement line items, while in past periods these costs were recorded to “Other” revenues and expenses. The total amounts reclassified to reimbursed costs revenue and expense for the years ended 2009 and 2008 were $99 million and $47 million, respectively.

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

The Company uses fair value measurements when assessing impairment of its investments in unconsolidated affiliates. The Company estimates such fair value using a discounted cash flow analysis utilizing “Level 3” inputs, including market indicators of discount rates and terminal year capitalization rates. See Note 5 for further discussion.

In connection with its accounting for the March 2010 amended and restated credit facility as discussed in Note 8, the Company estimated fair value of its senior credit facility using “Level 1” inputs. The Company also uses “Level 1” inputs for its long-term debt fair value disclosures.

The Company used fair value measurements in the accounting for its investment in The M Resort LLC 6% convertible note and embedded call option (the “M Resort Note”). As of June 30, 2009, the fair value of the convertible note and embedded call option was measured using “Level 3” inputs. See below under “Investment in The M Resort LLC convertible note” for further discussion of the valuation of the M Resort Note.

At December 31, 2009, the fair value of the Company’s carrying value of its Renaissance Pointe land holdings was measured using “Level 2” and “Level 3” inputs. See below under “Property and Equipment” for further discussion of the Renaissance Pointe impairment.

During 2008, the Company used “Level 2” inputs to evaluate the fair value of its Primm Valley Golf Club (“PVGC”). See below under “Property and Equipment” for further discussion of the PVGC impairment.

Cash and cash equivalents. Cash and cash equivalents include investments and interest bearing instruments with maturities of 90 days or less at the date of acquisition. Such investments are carried at cost, which approximates market value. Book overdraft balances resulting from the Company’s cash management program are recorded as accounts payable, construction payable, or other accrued liabilities, as applicable.

Accounts receivable and credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of casino accounts receivable. The Company issues markers to approved casino customers following background checks and investigations of creditworthiness. At December 31, 2010, a substantial portion of the Company’s receivables was due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their net carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2010, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

Inventories. Inventories consist primarily of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market. Cost is determined primarily using the average cost method for food and beverage and operating supplies. Cost for retail merchandise is determined using the retail inventory method or specific identification method.

Property and equipment. Property and equipment are stated at cost. Gains or losses on dispositions of property and equipment are included in the determination of income. Maintenance costs are expensed as incurred. Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

Buildings and improvements	20 to 40 years
Land improvements	10 to 20 years
Furniture and fixtures	3 to 20 years
Equipment	3 to 20 years

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

The Company reviewed the carrying value of its Renaissance Pointe land holdings for impairment at December 31, 2009 as management did not intend to pursue its MGM Grand Atlantic City project for the foreseeable future. The Company’s Board of Directors subsequently terminated this project. The Company’s Renaissance Pointe land holdings include a 72-acre development site and included 11 acres of land subject to a long-term lease with the Borgata joint venture. The fair value of the development land was determined based on a market approach and the fair value of land subject to the long-term lease with Borgata was determined using a discounted cash flow analysis using expected contractual cash flows under the lease discounted at a market capitalization rate. As a result, the Company recorded a non-cash impairment charge of $548 million in the 2009 fourth quarter, which was included in “Property transactions, net,” related to its land holdings on Renaissance Pointe and capitalized development costs.

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

Investment in The M Resort LLC convertible note. At June 30, 2009, the Company determined that the fair value of the M Resort Note was $0, that the decline in value was “other-than-temporary,” and that the entire amount of the indicated impairment related to a credit loss. The conclusion that the decline in value was “other-than-temporary” was based on the Company’s assessment of actual results since the opening of the M Resort and M Resort’s management’s revised cash flow projections since its opening, which were significantly lower than original predictions due to market and general economic conditions. Based on the conclusions above, the Company recorded a pre-tax impairment charge of $176 million – the accreted value as of May 31, 2009 – in the second quarter of 2009 within “Other, net” non-operating expense. Of that amount, $82 million was reclassified from accumulated other comprehensive loss, which amount was $54 million net of tax. The Company stopped recording accrued “paid-in-kind” interest as of May 31, 2009, and no longer holds this note.

Investments in and advances to unconsolidated affiliates. The Company has investments in unconsolidated affiliates accounted for under the equity method. Under the equity method, carrying value is adjusted for the Company’s share of the investees’ earnings and losses, as well as capital contributions to and distributions from these companies. Distributions in excess of equity method earnings are recognized as a return of investment and recorded as investing cash inflows in the accompanying consolidated statement of cash flows.

The Company evaluates its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of its investment may have experienced an “other-than-temporary” decline in value. If such conditions exist, the Company compares the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determines whether the impairment is “other-than-temporary” based on its assessment of all relevant factors, including consideration of the Company’s intent and ability to retain its investment. The Company estimates fair value using a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rates. See Note 5 for results of the Company’s review of its investment in certain of its unconsolidated affiliates.

Goodwill and other intangible assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment review for goodwill and indefinite-lived intangible assets in 2010 and 2009. See Note 6 for results of the Company’s 2008 annual impairment tests.

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

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Rooms	$104,264	$105,821	$91,292
Food and beverage	249,111	261,647	288,522
Other	30,683	32,450	30,742

	$384,058	$399,918	$410,556

Reimbursed expenses. The Company recognizes costs reimbursed pursuant to management services as revenue in the period it incurs the costs. Reimbursed costs related mainly to the Company’s management of CityCenter and totaled $359 million for 2010, $99 million for 2009 and $47 million for 2008.

Loyalty programs. In 2010, the Company’s primary point-loyalty program in operation at most of its wholly-owned resorts and Aria was Players Club. In Players Club, customers earn points based on their slots play, which can be redeemed for cash or free play at any of the Company’s participating resorts. The Company records a liability based on the points earned multiplied by the redemption value less an estimate for points not expected to be redeemed and records a corresponding reduction in casino revenue. Customers’ overall level of table games and slots play is also tracked and used by management in awarding discretionary complimentaries – free rooms, food and beverage and other services – for which no accrual is recorded. Other loyalty programs at the Company’s resorts typically operate in a similar manner, though they generally are available only to customers at the individual resorts. At both December 31, 2010 and 2009, the total company-wide liability for point-loyalty programs was $47 million.

The Company implemented a new loyalty program (“M life”) at MGM Grand Detroit, Beau Rivage, and Gold Strike Tunica during the third quarter of 2010 and at its participating Las Vegas resorts in January 2011. Customers continue to earn points based on their slots play, which can be redeemed for free play at any of the Company’s participating resorts. Under the new program, customers also earn credits (“express comps”) based on their slots play and table games play, which can be redeemed for complimentary services, including hotel rooms, food and beverage, and entertainment. The Company records a liability for the estimated costs of providing services for express comps based on the express comps earned multiplied by a cost margin less an estimate for express comps not expected to be redeemed and records a corresponding expense in the casino department.

Advertising. The Company expenses advertising costs the first time the advertising takes place. Advertising expense, which is generally included in general and administrative expenses, was $123 million, $118 million, and $122 million for 2010, 2009 and 2008, respectively.

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

Property transactions, net. The Company classifies transactions such as write-downs and impairments, demolition costs, and normal gains and losses on the sale of assets as “Property transactions, net.” See Note 14 for a detailed discussion of these amounts.

Income per share of common stock. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Weighted-average common shares outstanding used in the calculation of basic earnings per share	450,449	378,513	279,815
Potential dilution from stock options, stock appreciation rights, restricted stock and convertible debt	-	-	-

Weighted-average common and common equivalent shares used in the calculation of diluted earnings per share	450,449	378,513	279,815

The Company had a loss from continuing operations for the years ended December 31, 2010, 2009 and 2008. Therefore, the approximately 28 million, 29 million and 26 million shares, respectively, underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share for these periods because to include these awards would be anti-dilutive. In addition, the effect of an assumed conversion of the Company’s convertible senior notes due 2015 would be anti-dilutive.

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

Comprehensive income. Comprehensive income includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income. Elements of the Company’s other accumulated comprehensive loss are reported in the accompanying consolidated statements of stockholders’ equity, and the cumulative balance of these elements consisted of the following:

	At December 31,
	2010	2009
	(In thousands)

Other comprehensive income from unconsolidated affiliates	$95	$165
Currency translation adjustments	(396)	(2,102)

	$(301)	$(1,937)

 Financial statement impact of Monte Carlo fire. The Company maintains insurance for both property damage and business interruption relating to catastrophic events, such as the rooftop fire at Monte Carlo in January 2008. Business interruption insurance covers lost profits and other costs incurred during the closure period and up to six months following re-opening.

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

The Company settled its final claim with its insurance carriers related to the Monte Carlo fire in 2009 for a total of $74 million. The pre-tax impact on the Company’s statements of operations for the year ended December 31, 2009 related to such insurance recoveries included a $15 million reduction of “General and administrative” expense and a $7 million offset to “Property transactions, net.” In 2008, $9 million and $10 million of such excess insurance recoveries were recognized as offsets to “General and administrative” expense and “Property transactions, net,” respectively.

Sale of TI. On March 20, 2009, the Company closed the sale of the Treasure Island casino resort (“TI”) to Ruffin Acquisition, LLC for net proceeds to the Company of approximately $746 million and recognized a pre-tax gain of $187 million related to the sale, which is included within “Property transactions, net.” In connection with the sale of TI, including the transfer of all of the membership interests of TI, TI was released as a guarantor of the outstanding indebtedness of the Company and its subsidiaries.

As a result of the sale, the Company evaluated TI’s operations for potential treatment as discontinued operations. The Company concluded significant customer migration would occur because there was a shared customer base through the Company’s customer loyalty rewards program and because of the physical proximity of TI to the Company’s other Las Vegas Strip resorts. Most of the loyalty rewards program customers of TI were also customers of one or more of the Company’s other resorts. The Company retained the ability to market to these customers after the sale and believes the loyalty rewards program is an important factor in the migration of customer play to the Company’s other resorts. The Company expects the cash flow benefits of such migration to continue for an indefinite period. Therefore, the results of the TI operations through the time of sale have not been classified as discontinued operations.

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

NOTE 3 —	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	At December 31,
	2010	2009
	(In thousands)

Casino	$229,318	$261,025
Hotel	119,887	117,390
Other	66,449	87,165

	415,654	465,580
Less: Allowance for doubtful accounts	(93,760)	(97,106)

	$321,894	$368,474

NOTE 4 —	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	At December 31,
	2010	2009
	(In thousands)

Land	$7,039,806	$7,121,002
Buildings, building improvements and land improvements	8,504,655	8,428,766
Furniture, fixtures and equipment	3,768,476	3,814,597
Construction in progress	72,843	66,902

	19,385,780	19,431,267
Less: Accumulated depreciation and amortization	(4,831,430)	(4,361,315)

	$14,554,350	$15,069,952

NOTE 5 —	INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	At December 31,
	2010	2009
	(In thousands)

CityCenter Holdings, LLC – CityCenter (50%)	$1,417,843	$2,546,099
Marina District Development Company – Borgata (50)%	-	466,774
Elgin Riverboat Resort – Riverboat Casino – Grand Victoria (50%)	294,305	296,248
MGM Grand Paradise Limited – Macau (50%)	173,030	258,465
Circus and Eldorado Joint Venture – Silver Legacy (50%)	25,408	28,345
Other	12,569	15,868

	$1,923,155	$3,611,799

The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Income (loss) from unconsolidated affiliates	$(78,434)	$(88,227)	$96,271
Preopening and start-up expenses	(3,494)	(52,824)	(20,960)
Non-operating items from unconsolidated affiliates	(108,731)	(47,127)	(34,559)

	$(190,659)	$(188,178)	$40,752

CityCenter

Completion guarantee. In accordance with the CityCenter joint venture agreement, as amended, and the CityCenter bank credit facility, as amended, the Company has provided an unlimited completion and cost overrun guarantee – see Note 10 for further discussion. The terms of the completion guarantee provide up to $250 million of net residential proceeds from the sale of condominium properties at CityCenter would be permitted by CityCenter’s lenders and the Company’s joint venture partner to fund construction costs that the Company would otherwise be obligated to pay under the completion guarantee, or to reimburse the Company for construction costs previously expended; however, the timing of receipt of such proceeds is uncertain. As of December 31, 2010, the Company has funded $553 million under the completion guarantee. The Company has recorded a receivable from CityCenter of $124 million related to these amounts, which represents amounts reimbursable to the Company from CityCenter from future residential proceeds. At December 31, 2010, the Company’s remaining estimated net obligation under the completion guarantee was $80 million.

Distributions. The joint venture agreement provides that the first $494 million of available distributions must be distributed on a priority basis to Infinity World, with the next $494 million of distributions made to the Company, and distributions shared equally thereafter.

Contributions. As of December 31, 2009 the Company and Infinity World had made all required equity contributions. In July 2010, the Company and Infinity World made additional capital contributions of $32.5 million each. The Company’s contribution was made through a reduction in its receivable from CityCenter. A portion of Infinity World’s cash contribution was used to repay an additional portion of the amounts owed to the Company for costs paid by the Company on behalf of the joint venture. In connection with the debt restructuring transactions discussed below, the Company and Infinity World made equity contributions of approximately $37 million each in January 2011.

Investment impairments. At June 30, 2010 the Company reviewed its CityCenter investment for impairment using revised operating forecasts developed by CityCenter management. Based on current and forecasted market conditions and because CityCenter’s results of operations through June 30, 2010 were below previous forecasts, and the revised operating forecasts were lower than previous forecasts, management concluded it should review the carrying value of its investment. The Company determined that the carrying value of its investment exceeded its fair value determined using a discounted cash flow analysis and therefore an impairment was indicated. The Company intends to and believes it will be able to retain its investment in CityCenter; however, due to the extent of the shortfall and the Company’s assessment of the uncertainty of fully recovering its investment, the Company determined that the impairment was “other-than-temporary” and recorded an impairment charge of $1.12 billion included in “Property transactions, net.”

At September 30, 2010, the Company recognized an increase of $232 million in its total net obligation under its CityCenter completion guarantee, and a corresponding increase in its investment in CityCenter. The increase primarily reflects revisions to prior estimates based on the Company’s assessment of the most current information derived from the CityCenter close-out and litigation processes and does not reflect certain potential recoveries that are being pursued as part of the litigation process. The Company completed an impairment review as of September 30, 2010 and as a result recorded an additional impairment of $191 million in the third quarter of 2010, included in “Property transactions, net.”

The discounted cash flow analyses for the Company’s investment in CityCenter included estimated future cash inflows from operations, including residential sales, and estimated future cash outflows for capital expenditures. The June 2010 and September 2010 analyses used an 11% discount rate and a long-term growth rate of 4% related to forecasted cash flows for CityCenter’s operating assets.

At September 30, 2009, the Company reviewed its CityCenter investment for impairment using revised operating forecasts developed by CityCenter management late in the third quarter. In addition, the impairment charge related to CityCenter’s residential real estate under development discussed below further indicated that the Company’s investment may have experienced an “other-than-temporary” decline in value. The Company’s discounted cash flow analysis for CityCenter included estimated future cash outflows for construction and maintenance expenditures and future cash inflows from operations, including residential sales. Based on its analysis, the Company determined the carrying value of its investment exceeded its fair value and determined that the impairment was “other-than-temporary.” The Company recorded an impairment charge of $956 million included in “Property transactions, net.”

Impairments of residential inventory. Included in loss from unconsolidated affiliates for the year ended December 31, 2010 is the Company’s share of impairment charges relating to completed CityCenter residential inventory. Due to the completion of construction of the Mandarin Oriental residential inventory in the first quarter of 2010 and completion of the Veer residential inventory in the second quarter of 2010, CityCenter is required to carry its residential inventory at the lower of its carrying value or fair value less costs to sell. CityCenter determines fair value of its residential inventory using a discounted cash flow analysis based on management’s expectations of future cash flows. The key inputs in the discounted cash flow analysis include estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate. These estimates are subject to management’s judgment and are highly sensitive to changes in the market and economic conditions, including the estimated absorption period. In the event current sales forecasts are not met, additional impairment charges may be recognized in future periods.

As a result of its impairment analyses of residential inventory, CityCenter recorded impairment charges for the Mandarin Oriental residential inventory of $171 million and $20 million in the first and third quarter of 2010, respectively and impairment charges for the Veer residential inventory of $57 million, $55 million and $27 million, in the second, third and fourth quarters of 2010, respectively. Impairment charges in the third quarter primarily related to an increase in final cost estimates for the residential inventory. The Company recognized its 50% share of such impairment charges, resulting in pre-tax charges of $166 million for the year ended December 31, 2010, respectively, included in “Income (loss) from unconsolidated affiliates.”

Included in loss from unconsolidated affiliates for the year ended December 31, 2009 is the Company’s share of an impairment charge relating to CityCenter residential real estate under development (“REUD”). CityCenter was required to review its REUD for impairment as of September 30, 2009, mainly due to CityCenter’s September 2009 decision to discount the prices of its residential inventory by 30%. This decision and related market conditions led to CityCenter management’s conclusion that the carrying value of the REUD was not recoverable based on estimates of undiscounted cash flows. As a result, CityCenter was required to compare the fair value of its REUD to its carrying value and record an impairment charge for the shortfall. Fair value of the REUD was determined using a discounted cash flow analysis based on management’s current expectations of future cash flows. The key inputs in the discounted cash flow analysis included estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate. This analysis resulted in an impairment charge of approximately $348 million of the REUD. The Company recognized its 50% share of such impairment charge, adjusted by certain basis differences, resulting in a pre-tax charge of $203 million.

Harmon impairment. The Harmon Hotel & Spa (“Harmon”) was originally planned to include over 200 residential units and a 400-room non-gaming lifestyle hotel. In 2009, the Company announced that the opening of the Harmon hotel component would be delayed until the Company and its joint venture partner, Infinity World, mutually agreed to its completion, and that the residential component had been canceled.

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

January 2011 debt restructuring transactions. In January 2011, CityCenter completed a series of transactions including issuance of $900 million in aggregate principal amount of 7.625% senior secured first lien notes due 2016 and $600 million in aggregate principal amount of 10.75%/11.50% senior secured second lien PIK toggle notes due 2017 in a private placement. The interest rate on the second lien notes is 11.50% if CityCenter pays interest in the form of additional debt. CityCenter received net proceeds from the offering of the notes (the “notes offering”) of $1.46 billion after initial purchaser’s discounts and commissions but before other offering expenses.

Effective concurrently with the notes offering, CityCenter’s senior credit facility was amended and restated which extended the maturity of $500 million of the $1.85 billion outstanding loans until January 21, 2015. The restated senior credit facility does not include a revolving loan component. All borrowings under the senior credit facility in excess of $500 million were repaid using the proceeds of the first lien notes and the second lien notes. In addition, net proceeds from the note offerings, together with equity contributions of $73 million from the members were used to fund the interest escrow account of $159 million for the benefit of the holders of the first lien notes and the lenders under the restated senior credit facility. The restated senior credit facility is secured, on a pari passu basis with the first lien notes, by a first priority lien on substantially all of CityCenter’s assets and those of its subsidiaries, except that any proceeds generated by the sale of Crystals outside of bankruptcy or foreclosure proceedings will be paid first to the lenders under the restated senior credit facility.

CityCenter summary financial information. Summarized balance sheet information of the CityCenter joint venture is as follows:

	At December 31,
	2010	2009
	(In thousands)

Current assets	$211,646	$234,383
Property and other assets, net	9,430,171	10,499,278
Current liabilities	381,314	983,419
Long-term debt and other liabilities	2,752,196	2,620,869
Equity	6,508,307	7,129,373

Summarized income statement information of the CityCenter joint venture is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net revenues	$1,330,057	$69,211	$-
Operating expenses, except preopening expenses	(2,194,700)	(469,365)	(39,347)
Preopening and start-up expenses	(6,202)	(104,805)	(34,420)

Operating loss	(870,845)	(504,959)	(73,767)
Interest expense	(240,731)	(7,011)	-
Other non-operating income (expense)	(3,614)	(10,360)	5,962

Net loss	$(1,115,190)	$(522,330)	$(67,805)

Borgata

In its June 2005 report to the New Jersey Casino Control Commission (the “CCC”), on the application of Borgata for renewal of its casino license, the New Jersey Division of Gaming Enforcement (the “DGE”) stated that it was conducting an investigation of the Company’s relationship with its joint venture partner in Macau and that the DGE would report to the CCC any material information it deemed appropriate.

On May 18, 2009, the DGE issued a report to the CCC on its investigation. In the report, the DGE recommended, among other things, that: (i) the Company’s Macau joint venture partner be found to be unsuitable; (ii) the Company be directed to disengage itself from any business association with its Macau joint venture partner; (iii) the Company’s due diligence/compliance efforts be found to be deficient; and (iv) the CCC hold a hearing to address the report. In March 2010, the CCC approved the Company’s settlement agreement with the DGE pursuant to which the Company placed its 50% ownership interest in Borgata and related leased land in Atlantic City into a divestiture trust. Following the transfer of these interests into trust, the Company ceased to be regulated by the CCC or the DGE, except as otherwise provided by the trust agreement and the settlement agreement. Boyd Gaming Corporation’s (“Boyd”) 50% interest is not affected by the settlement.

The terms of the settlement mandate the sale of the trust property within a 30-month period ending in September 2012. During the 18 months ending September 2011, the Company has the right to direct the trustee to sell the trust property, subject to approval of the CCC. If a sale is not concluded by that time, the trustee is responsible for selling the trust property during the following 12-month period. Prior to the consummation of the sale, the divestiture trust will retain any cash flows received in respect of the trust property, but will pay property taxes and other costs attributable to the trust property. The Company is the sole economic beneficiary of the trust and will be permitted to reapply for a New Jersey gaming license beginning 30 months after the completion of the sale of the trust assets. As of December 31, 2010, the trust had $188 million of cash and investments of which $150 million is held in treasury securities with maturities greater than 90 days and is recorded within “Prepaid expenses and other.”

As a result of the Company’s ownership interest in Borgata being placed into a trust the Company no longer has significant influence over Borgata; therefore, the Company discontinued the equity method of accounting for Borgata at the point the assets were placed in the trust, and accounts for its rights under the trust agreement under the cost method of accounting. The Company also reclassified the carrying value of its investment related to Borgata to “Other long-term assets, net.” Earnings and losses that relate to the investment that were previously accrued remain as a part of the carrying amount of the investment. Distributions received by the trust that do not exceed the Company’s share of earnings are recognized currently in earnings. However, distributions to the trust that exceed the Company’s share of earnings for such periods are applied to reduce the carrying amount of its investment. The trust received net distributions from the joint venture of $113 million for the year ended December 31, 2010. The Company recorded $94 million as a reduction of the carrying value and $19 million was recorded as “Other, net” non-operating income in the year ended December 31, 2010.

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

In July 2010, the Company entered into an agreement to sell four long-term ground leases and their respective underlying real property parcels, approximately 11 acres, underlying the Borgata. The transaction closed in November 2010 and the Company received net proceeds of $71 million and recorded a gain of $3 million related to the sale in “Property transactions, net.”

In October 2010, the Company received an offer for its 50% economic interest in the Borgata based on an enterprise value of $1.35 billion for the entire asset and on October 12, 2010, the Company’s Board of Directors authorized submission of this offer to Boyd in accordance with the right of first refusal provisions included in the joint venture agreement. Subsequently, Boyd announced that it does not intend to exercise its right of refusal in connection with such offer. Based on Borgata’s September debt balances, the offer equated to slightly in excess of $250 million for the Company’s 50% interest. This was less than the carrying value of the Company’s investment in Borgata; therefore, the Company recorded an impairment charge of approximately $128 million at September 30, 2010, recorded in “Property transactions, net.” Since October 2010, the Company has continued to negotiate with the prospective purchaser as well as other parties that have expressed interest in the asset. There can be no assurance that the transaction will be completed as proposed or at all, and the final terms of any sale may differ materially from the ones disclosed above.

Macau

In September, 2010, MGM China Holdings Limited, a Cayman Islands company formed by the Company and Ms. Pansy Ho, that would own the entity that operates MGM Macau, filed a proposed listing application on Form A1 with The Stock Exchange of Hong Kong Limited (“Hong Kong Exchange”) in connection with a possible listing of its shares on the main board of the Hong Kong Exchange. There have not been any decisions made regarding the timing or terms of any such listing, whether MGM China Holdings Limited will ultimately proceed with this transaction, or whether the application will be approved by the Hong Kong Exchange.

The Company received approximately $192 million from MGM Macau during the fourth quarter of 2010, which represents a full repayment of its interest and non-interest bearing notes to that entity. The Company recognized $59 million (representing cumulative equity method earnings to date recognized by the Company) of such distributions as a cash flow from operating activities and $133 million as a cash flow from investing activities in the accompanying consolidated statement of cash flows.

Basis Differences

The Company’s investments in unconsolidated affiliates do not equal the venture-level equity due to various basis differences. Basis differences related to depreciable assets are being amortized based on the useful lives of the related assets and liabilities and basis differences related to non – depreciable assets are not being amortized. Differences between the Company’s venture-level equity and investment balances are as follows:

	At December 31,
	2010	2009
	(In thousands)

Venture-level equity	$3,433,966	$4,171,538
Fair value adjustments to investments acquired in business combinations (A)	244,636	332,701
Capitalized interest (B)	331,340	382,614
Adjustment to CityCenter equity upon contribution of net assets by MGM Resorts International (C)	(600,122)	(605,513)
Completion guarantee (D)	292,575	150,000
Advances to CityCenter, net of discount (E)	379,167	323,990
Write-down of CityCenter investment (F)	(2,087,593)	(954,862)
Receivable from CityCenter(G)	123,878	-
Other adjustments (H)	(194,692)	(188,669)

	$1,923,155	$3,611,799

(A)	Includes a $267 million increase for Grand Victoria related to indefinite-lived gaming license rights and a $23 million reduction for Silver Legacy related to long-term assets and long-term debt.
(B)	Relates to interest capitalized on the Company’s investment balance during the unconsolidated affiliates’ development and construction stages. Such amounts are being amortized over the life of the underlying assets.
(C)	Relates to land, other fixed assets, real estate under development, and other assets.
(D)	In 2010, the Company funded $553 million under the completion guarantee, $429 million of which was recognized as equity contributions by the joint venture to be split between the partners. In 2009, this basis difference related to estimated amounts to be paid under the completion guarantee.
(E)	The advances to CityCenter are recognized as long-term debt by CityCenter; however, since such advances were provided at below market rates, CityCenter recorded the advances at a discount with a corresponding equity contribution. This basis difference will be resolved when the advances are repaid and upon accretion of the discount.
(F)	The write-down of the Company’s CityCenter investment includes $426 million of write-downs allocated to land, which are not amortized. The remaining write-down is amortized over the average life of the underlying assets.
(G)	The receivable from CityCenter will be resolved when the remaining condominium proceeds owed to the Company under the completion guarantee are repaid.
(H)	Other adjustments include the deferred gain on the CityCenter transaction. The deferred gain on the CityCenter transaction has been allocated to the underlying assets and is being amortized over the life of the underlying assets.

Joint Venture Financial Information

Summarized balance sheet information of the unconsolidated affiliates is as follows:

	At December 31,
	2010	2009
	(In thousands)

Current assets	$731,381	$807,343
Property and other assets, net	10,634,691	13,206,662
Current liabilities	799,630	1,508,056
Long-term debt and other liabilities	3,645,762	4,322,204
Equity	6,920,680	8,183,745

Summarized results of operations of the unconsolidated affiliates are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net revenues	$3,343,624	$2,269,709	$2,445,835
Operating expenses, except preopening expenses	(3,869,237)	(2,391,712)	(2,258,033)
Preopening and start-up expenses	(6,202)	(105,504)	(41,442)

Operating income (loss)	(531,815)	(227,507)	146,360
Interest expense	(288,273)	(83,449)	(81,878)
Other non-operating expense	(27,451)	(36,861)	(5,660)

Net income (loss)	$(847,539)	$(347,817)	$58,822

NOTE 6 —	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	At December 31,
	2010	2009
	(In thousands)

Goodwill:
Mirage Resorts acquisition (2000)	$39,648	$39,648
Mandalay Resort Group acquisition (2005)	45,510	45,510
Other	1,195	1,195

	$86,353	$86,353

Indefinite-lived intangible assets:
Detroit development rights	$98,098	$98,098
Trademarks, license rights and other	235,672	235,672

	333,770	333,770
Other intangible assets, net	9,034	10,483

	$342,804	$344,253

There were no changes in the recorded balances of goodwill in 2010 or 2009. Goodwill remaining for the Mirage Resorts acquisition relates to Bellagio and The Mirage. The estimated fair values of Bellagio and Mirage are substantially in excess of their carrying values including goodwill. Goodwill related to the Mandalay Resort Group acquisition was primarily assigned to Mandalay Bay, Luxor, Excalibur and Gold Strike Tunica. As a result of the Company’s annual impairment test of goodwill in the fourth quarter of 2008, the Company recognized a non-cash impairment charge of goodwill of $1.2 billion – included in “Property transactions, net.” Such charge solely related to goodwill recognized in the Mandalay acquisition and represents the Company’s total accumulated impairment losses related to goodwill since January 1, 2002 when the Company adopted new accounting rules for goodwill and intangible assets. Assumptions used in such analysis were affected by current market conditions including: 1) lower market valuation multiples for gaming assets; 2) higher discount rates resulting from turmoil in the credit and equity markets; and 3) current cash flow forecasts for the affected resorts. The remaining balance of the Mandalay acquisition goodwill primarily relates to goodwill assigned to Gold Strike Tunica. The fair value of Gold Strike Tunica is substantially in excess of its carrying value including goodwill.

The Company’s indefinite-lived intangible assets balance of $334 million includes trademarks and trade names of $217 million related to the Mandalay acquisition. As a result of the Company’s annual impairment test in the fourth quarter of 2008 of indefinite-lived intangible assets, the Company recognized a non-cash impairment charge of $12 million – included in “Property transactions, net.” Such charge solely related to trade names recognized in the Mandalay acquisition. The fair value of the trade names was determined using the relief-from-royalty method and was negatively affected by the factors discussed above relating to the impairment of goodwill. The Company’s indefinite-lived intangible assets consist primarily of development rights in Detroit and trademarks.

The Company’s remaining finite–lived intangible assets consist primarily of lease acquisition costs amortized over the life of the related leases, and certain license rights amortized over their contractual life.

NOTE 7 —	OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	At December 31,
	2010	2009
	(In thousands)

Payroll and related	$256,305	$267,795
Advance deposits and ticket sales	114,808	104,911
Casino outstanding chip liability	79,987	83,957
Casino front money deposits	97,586	80,944
Other gaming related accruals	79,062	80,170
Taxes, other than income taxes	63,888	60,917
CityCenter completion guarantee	79,583	150,000
Other	96,004	95,007

	$867,223	$923,701

NOTE 8 —	LONG-TERM DEBT

Long-term debt consisted of the following:

	At December 31,
	2010	2009
	(In thousands)

Senior credit facility:
Term loans (net of discount of $148 million in 2010)	$1,686,043	$2,119,037
Revolving loans	470,000	3,392,806
$297 million 9.375% senior subordinated notes, repaid in 2010	-	298,135
$645.8 million 8.5% senior notes, repaid in 2010	-	781,689
$325.5 million 8.375% senior subordinated notes, due 2011	325,470	400,000
$128.7 million 6.375% senior notes, due 2011, net	128,913	129,156
$544.7 million 6.75% senior notes, due 2012	544,650	544,650
$484.2 million 6.75% senior notes, due 2013	484,226	484,226
$150 million 7.625% senior subordinated debentures, due 2013, net	152,366	153,190
$750 million 13% senior secured notes, due 2013, net	716,045	707,144
$508.9 million 5.875% senior notes, due 2014, net	507,922	507,613
$650 million 10.375% senior secured notes, due 2014, net	636,578	633,463
$875 million 6.625% senior notes, due 2015, net	877,747	878,253
$1,150 million 4.25% convertible senior notes, due 2015	1,150,000	-
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$500 million 10% senior notes, due 2016, net	494,600	-
$743 million 7.625% senior notes, due 2017	743,000	743,000
$850 million 11.125% senior secured notes, due 2017, net	830,234	828,438
$475 million 11.375% senior notes, due 2018, net	463,869	462,906
$845 million 9% senior secured notes, due 2020	845,000	-
Floating rate convertible senior debentures, due 2033	8,472	8,472
$0.6 million 7% debentures, due 2036, net	573	573
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	2,076	3,196

	12,047,698	14,055,861
Less: Current portion	-	(1,079,824)

	$12,047,698	$12,976,037

As of December 31, 2010, long-term debt due within one year of the balance sheet date is classified as long-term because the Company has both the intent and ability to repay these amounts with available borrowings under the senior credit facility. At December 31, 2009, outstanding senior notes due within one year of the balance sheet date were classified as current obligations as the Company’s senior credit facility was fully drawn.

Interest expense, net consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Total interest incurred	$1,113,580	$1,028,673	$795,049
Interest capitalized	-	(253,242)	(185,763)

	$1,113,580	$775,431	$609,286

Senior credit facility. The Company’s senior credit facility was amended and restated in March 2010, and consisted of approximately $2.7 billion in term loans (of which approximately $874 million was required to be repaid by October 3, 2011) and a $2.0 billion revolving loan (of which approximately $302 million was required to be repaid by October 3, 2011). As discussed below, in November 2010, the Company repaid the outstanding balance of the loans maturing in October 3, 2011. As of December 31, 2010, the Company’s senior credit facility consisted of approximately $1.8 billion in term loans and $1.7 billion in revolving loans and had approximately $1.2 billion of available revolving borrowing capacity.

Interest on the senior credit facility is based on a LIBOR margin of 5.00%, with a LIBOR floor of 2.00%, and a base rate margin of 4.00%, with a base rate floor of 4.00%. The weighted average interest rate on outstanding borrowings under the senior credit facility at December 31, 2010 and December 31, 2009 was 7.0% and 6.0%, respectively.

The Company accounted for the modification related to the extending term loans as an extinguishment of debt because the applicable cash flows under the extended term loans were more than 10% different from the applicable cash flows under the previous loans. Therefore, the extended term loans were recorded at fair value resulting in a $181 million gain and a discount of $181 million to be amortized to interest expense over the term of the extended term loans. In the year ended December 31, 2010, the Company recognized $31 million of interest expense related to such discount amortization. Fair value of the estimated term loans was based on trading prices immediately after the transaction. In addition, the Company wrote off $15 million of existing debt issuance costs related to the previous term loans and expensed $22 million for new debt issuance costs incurred related to amounts paid to extending term loan lenders in connection with the modification. The Company also wrote off $2 million of existing debt issuance costs related to the reduction in capacity under the non-extending revolving portion of the senior credit facility. In total, the Company recognized a net pre-tax gain on extinguishment of debt of $142 million in “Other, net” non-operating income in the first quarter of 2010.

Because net proceeds from the Company’s October 2010 common stock offering were in excess of $500 million, the Company was required to ratably repay indebtedness under the senior credit facility of $6 million, which equaled 50% of such excess. The Company used the net proceeds from its October 2010 senior notes offering and a portion of the net proceeds from its October 2010 common stock offering discussed in Note 11 to repay the remaining amounts owed to non-extending lenders under its senior credit facility. Loans and revolving commitments aggregating approximately $3.6 billion were extended to February 21, 2014. In November 2010, the underwriters of the Company’s common stock offering exercised their overallotment option and purchased an additional 6.1 million shares for net proceeds to the Company of $76 million, 50% of which was used to ratably repay indebtedness under the senior credit facility. As a result of these transactions the Company recorded a pre-tax loss on retirement of debt related to unamortized debt issuance costs and discounts of $9 million recorded in “Other, net” non-operating revenue in the fourth quarter.

The restated senior credit facility allows the Company to refinance indebtedness maturing prior to February 21, 2014, but limits its ability to prepay later maturing indebtedness until the extended facilities are paid in full. The Company may issue unsecured debt, equity-linked and equity securities to refinance its outstanding indebtedness; however, the Company is required to use net proceeds (a) from indebtedness issued in amounts in excess of $250 million over amounts used to refinance indebtedness and (b) from equity issued, other than in exchange for its indebtedness, in amounts in excess of $500 million (which limit the Company reached with its October 2010 stock offering) to ratably prepay the credit facilities, in each case, in an amount equal to 50% of the net cash proceeds of such excess.

The senior credit facility contains certain financial and non-financial covenants, including a quarterly minimum EBITDA test, based on a rolling 12-month EBITDA and a covenant limiting annual capital expenditures. Further, the senior credit facility and certain of the Company’s debt securities contain restrictive covenants that, among other things, limit its ability to pay dividends or distributions, repurchase or issue equity, prepay debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; pledge or sell assets or consolidate with another company or sell all or substantially all assets; enter into transactions with affiliates; allow certain subsidiaries to transfer assets; and enter into sale and lease-back transactions. The Company is in compliance with all covenants, including financial covenants under its senior credit facilities as of December 31, 2010.

At December 31, 2010, the Company was required under its senior credit facility to maintain a minimum trailing annual EBITDA (as defined) of $1.0 billion, which increases to $1.1 billion as of March 31, 2011, $1.15 billion as of September 30, 2011, and $1.2 billion as of December 31, 2011, with additional periodic increases thereafter. As of December 31, 2010, the Company had annual EBITDA calculated in accordance with the terms of the agreement of approximately $1.14 billion and was in compliance with the minimum EBITDA covenant. Additionally, the Company is limited to $400 million of annual capital expenditures (as defined) during 2010. At December 31, 2010, the Company was in compliance with the maximum capital expenditures covenant.

The Company and each of its subsidiaries, excluding MGM Grand Detroit, LLC, the Company’s foreign subsidiaries and their U.S. holding companies and the Company’s insurance subsidiaries, are directly liable for or unconditionally guarantee the senior credit facility, senior notes, senior debentures, and senior subordinated notes. MGM Grand Detroit, LLC is a guarantor under the senior credit facility, but only to the extent that MGM Grand Detroit, LLC borrows under such facilities. At December 31, 2010, the outstanding amount of borrowings related to MGM Grand Detroit, LLC was $450 million. See Note 16 for consolidating condensed financial information of the subsidiary guarantors and non-guarantors.

Senior notes. In February 2010, the Company repaid the $297 million of outstanding principal amount of its 9.375% senior subordinated notes due 2010 at maturity. During the second quarter of 2010, the Company repurchased $136 million principal amount of its 8.5% senior notes due 2010 and $75 million principal amount of its 8.375% senior notes due 2011 essentially at par. In September 2010, the Company repaid the remaining $646 million of outstanding principal of its 8.5% senior notes due 2010 at maturity.

In March 2010, the Company issued $845 million of 9% senior secured notes due 2020 for net proceeds to the Company of approximately $826 million. The notes are secured by the equity interests and substantially all of the assets of MGM Grand Las Vegas and otherwise rank equally in right of payment with the Company’s existing and future senior indebtedness. Upon the issuance of such notes, the holders of the Company’s 13% senior notes due 2013 obtained an equal and ratable lien in all collateral securing these notes. The Company used the net proceeds from the senior note issuance to permanently repay approximately $820 million of loans previously outstanding under its credit facility.

In October 2010, the Company issued $500 million of 10% senior notes due 2016, issued at a discount to yield 10.25%, for net proceeds to the Company of approximately $486 million. The notes are unsecured and otherwise rank equally in right of payment with the Company’s existing and future senior indebtedness.

During 2009, the Company executed the following transactions related to its senior notes and senior secured notes:

•	In May, 2009, issued $650 million of 10.375% senior secured notes due 2014 and $850 million of 11.125% senior secured notes due 2017 for total net proceeds to the Company of approximately $1.4 billion;
•	In June, 2009, redeemed $100 million of 7.25% senior debentures at a cost of $127 million, $762.6 million of 6.0% senior notes due October 2009, essentially at par, and $122.3 million of 6.5% senior notes due July

2009, essentially at par and recorded a loss on early retirement of debt of $38 million related to these transactions in “Other, net;”

•	In September 2009, issued $475 million of 11.375% senior notes due 2018 for net proceeds to the Company of $451 million; and
•	In October 2009, redeemed the remaining $57.4 million of its 6.0% notes at maturity.

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

In connection with the offering, the Company entered into capped call transactions to reduce the potential dilution of the Company’s stock upon conversion of the notes. The capped call transactions have a cap price equal to approximately $21.86 per share. The Company paid approximately $81 million for the capped call transactions, which is reflected as a decrease in “Capital in excess of par value,” net of $29 million of associated tax benefits.

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

Maturities of long-term debt. Maturities of the Company’s long-term debt as of December 31, 2010 were as follows:

(In thousands)

Years ending December 31,
2011	$455,482
2012	545,543
2013	1,384,226
2014	3,463,028
2015	2,025,000
Thereafter	4,401,938

12,275,217

Debt premiums and discounts, net	(227,519)

$12,047,698

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at December 31, 2010 was approximately $12.4 billion, compared to its book value of $12.0 billion. At December 31, 2009, the estimated fair value of the Company’s long-term debt was approximately $12.9 billion, compared to its book value of $14.1 billion. The estimated fair value of the Company’s senior notes, senior subordinated notes and senior credit facility were based on quoted market prices.

NOTE 9 —	INCOME TAXES

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Consolidated loss before taxes for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Domestic operations	$(2,309,317)	$(2,003,584)	$(660,540)
Foreign operations	93,292	(9,009)	(8,448)

	$(2,216,025)	$(2,012,593)	$(668,988)

The income tax provision (benefit) attributable to loss before income taxes is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Federal
Current	$(186,444)	$(391,281)	$186,051
Deferred (excluding operating loss carryforward)	(404,522)	(280,603)	(14,537)
Deferred—operating loss carryforward	(225,589)	-	-
Other noncurrent	5,167	7,891	8,627

Provision (benefit) for federal income taxes	(811,388)	(663,993)	180,141

State
Current	7,262	1,105	8,608
Deferred (excluding operating loss and valuation allowance)	(13,739)	(52,860)	(420)
Deferred—operating loss carryforward	(9,619)	(6,357)	(231)
Deferred—valuation allowance	49,208	-	-
Other noncurrent	(1,707)	1,125	(1,800)

Provision (benefit) for state income taxes	31,405	(56,987)	6,157

Foreign
Current	1,355	69	-
Deferred	-	-	-

Provision for foreign income taxes	1,355	69	-

	$(778,628)	$(720,911)	$186,298

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2010	2009		2008

Federal income tax statutory rate	(35.0% )	(35.0%	)	(35.0%	)
State income tax (net of federal effect)	(0.5)	(1.9)		0.8
State valuation allowance	1.5	-		-
Goodwill write-down	-	-		61.1
Foreign jurisdiction (income) losses	(1.2)	0.4		1.0
Tax credits	(0.2)	(0.2)		(1.0)
Permanent and other items	0.3	0.9		0.9

	(35.1% )	(35.8%	)	27.8%

The major tax-effected components of the Company’s net deferred tax liability are as follows:

	At December 31,
	2010	2009
	(In thousands)

Deferred tax assets—federal and state
Bad debt reserve	$43,007	$44,817
Deferred compensation	14,278	13,967
Net operating loss carryforward	237,178	5,336
Accruals, reserves and other	80,663	98,687
Investments in unconsolidated affiliates	433,416	-
Stock-based compensation	51,582	49,910
Tax credits	27,774	2,491
Michigan Business Tax deferred asset, net	39,067	37,541

	926,965	252,749
Less: Valuation allowance	(36,334)	(4,349)

	890,631	248,400

Deferred tax liabilities—federal and state
Property and equipment	(2,731,513)	(2,732,737)
Long-term debt	(369,946)	(235,372)
Investments in unconsolidated affiliates	-	(173,034)
Cost method investments	(41,849)	-
Intangibles	(106,564)	(100,073)

	(3,249,872)	(3,241,216)

Net deferred tax liability	$(2,359,241)	$(2,992,816)

The 2009 components of the Company’s net deferred tax liability disclosed in the table above reflect adjustments to correct amounts previously presented. The primary impact was to move $349 million and $55 million of deferred tax liabilities from “Property and equipment” and “Accruals, reserves, and other,” respectively, to “Investments in Unconsolidated Affiliates.” These adjustments have no impact on the Company’s consolidated balance sheet or statement of operations, and the Company does not believe the adjustments to the 2009 footnote presentation are material to the consolidated financial statements.

As of December 31, 2010, the Company has excess financial reporting basis over the tax basis of its foreign corporate joint venture in Macau in the amount of $37 million that management does not consider to be essentially permanent in duration. The Company has not provided deferred taxes for such excess because there would be sufficient creditable foreign taxes to offset all U.S. income tax that would result from the future repatriation of the foreign earnings that created such excess basis.

For U.S. federal income tax purposes, the Company generated in 2010 a net operating loss of $1.2 billion and general business tax credits of $7 million. Approximately $552 million of the net operating loss will be carried back to prior tax years. Consequently, the Company has recorded the expected refund from this carryback in “Income tax receivable” at December 31, 2010. The remaining $645 million of the net operating loss will be carried forward and will expire if not utilized by 2030. In addition, the carryback will create an alternative minimum tax credit carryforward of $12 million that will not expire and a general business tax credit carryforward of $6 million that will expire if not utilized by 2029. The general business tax credit of $7 million generated in 2010 will expire if not utilized by 2030. The Company has a charitable contribution carryforward of $5 million that will begin to expire in 2014 and a foreign tax credit carryforward of $2 million that will expire if not utilized by 2015.

The Company at December 31, 2010, was close to the ownership change threshold set forth in Internal Revenue Code section 382 as a result of transactions in its stock over the past several years. Should an ownership change occur in a future period, the Company’s U.S. federal income tax net operating losses and tax credits incurred prior to the ownership change would generally be subject to a post-change annual usage limitation equal to the value of the Company at the time of the ownership change multiplied by the long-term tax exempt rate at such time as established by the IRS. The Company does not anticipate that this limitation would prevent the utilization of the Company’s net operating losses and tax credits prior to their expiration or materially impact the cash taxes payable in future years.

For state income tax purposes, the Company has Illinois and Michigan net operating loss carryforwards of $46 million and $154 million, respectively, which equates to deferred tax assets, after federal tax effect and before valuation allowance, of $2 million and $6 million, respectively. The Illinois and Michigan net operating loss carryforwards will begin to expire if not utilized by 2021 and 2019, respectively. The Company has New Jersey net operating loss carryforwards of $49 million, which equates to a deferred tax asset of $3 million, after federal tax effect, and before valuation allowance. The New Jersey net operating loss carryforwards will expire if not utilized by various dates from 2011 through 2030.

On January 13, 2011, the state of Illinois enacted increases to its corporate income tax rate and also suspended the use of net operating loss carryforwards for three years, effective beginning 2011. The Company does not anticipate that these tax law changes will have a material impact on its Illinois deferred tax liability.

At December 31, 2010, there is a $34 million valuation allowance, after federal effect, provided on certain state deferred tax assets. In addition, there is a valuation allowance of $2 million on the foreign tax credit because management believes these assets do not meet the “more likely than not” criteria for recognition. Given the negative impact of the U.S. economy on the results of operations in the past several years and expectations that the Company will continue to be adversely affected by certain aspects of the current economic conditions, the Company no longer relies on future operating income in assessing the realizability of its deferred tax assets and now relies only on the future reversal of existing taxable temporary differences. Accordingly, the Company concluded during 2010 that realization of certain of its state deferred tax assets was no longer more likely than not and the Company provided an additional valuation allowance in the amount of $32 million, net of federal effect, with a corresponding reduction in income tax benefit. Since the future reversal of existing U.S. federal taxable temporary differences currently exceeds the future reversal of existing U.S. federal deductible temporary differences, the Company continued to conclude that it is more likely than not that its U.S. federal deferred tax assets, other than the foreign tax credit carryforward, are realizable. Should the Company continue to experience operating losses of the same magnitude it has experienced in the past several years, it is reasonably possible in the near term that the future reversal of its U.S. federal deductible temporary differences could exceed the future reversal of its U.S. federal taxable temporary differences, in which case the Company would record a valuation allowance for such excess with a corresponding reduction of federal income tax benefit on its statement of operations.

The Company assesses its tax positions using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts, and at December 31, 2010, the Company has classified $16 million as current in “Other accrued liabilities” and $144 million as long-term in “Other long-term obligations,” based on the time until expected payment.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	2010	2009	2008
	(In thousands)

Gross unrecognized tax benefits at January 1	$161,377	$102,783	$77,328
Gross increases – Prior period tax positions	16,431	13,890	25,391
Gross decreases – Prior period tax positions	(40,347)	(10,372)	(12,467)
Gross increases – Current period tax positions	14,995	60,286	13,058
Settlements with taxing authorities	(14,844)	(5,210)	(527)
Lapse in statutes of limitations	(3,195)	-	-

Gross unrecognized tax benefits at December 31	$134,417	$161,377	$102,783

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $30 million and $34 million at December 31, 2010 and 2009, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $26 million and $24 million in interest related to unrecognized tax benefits accrued as of December 31, 2010 and 2009, respectively. No amounts were accrued for penalties as of either date. Income tax expense for the years ended December 31, 2010, 2009, and 2008 includes interest related to unrecognized tax benefits of $8 million, $8 million, and $6 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the taxes paid in foreign jurisdictions are not material. As of December 31, 2010, the Company is no longer subject to examination of its U.S. consolidated federal income tax returns filed for years ended prior to 2005. The IRS completed its examination of the Company’s consolidated federal income tax returns for the 2003 and 2004 tax years during 2010 and the Company paid $12 million in tax and $4 million in associated interest with respect to adjustments to which it agreed. In addition, the Company submitted a protest to IRS Appeals of certain adjustments to which it does not agree. The opening Appeals conference has been scheduled to occur in the first quarter of 2011. It is reasonably possible that the issues subject to Appeal may be settled within the next 12 months. During the fourth quarter of 2010, the IRS opened an examination of the Company’s consolidated federal income tax returns for the 2005 through 2009 tax years.

The IRS informed the Company during the fourth quarter of 2010 that they would initiate an audit of the 2007 through 2009 tax years of CityCenter Holdings LLC, an unconsolidated affiliate treated as a partnership for income tax purposes. The IRS also informed the Company that they would initiate an audit of the 2008 through 2009 tax years of MGM Grand Detroit LLC, a subsidiary treated as a partnership for income tax purposes. Neither of these audits were initiated in 2010 but the Company anticipates that both will be initiated in early 2011.

The Company reached settlement during 2010 with IRS Appeals with respect to the audit of the 2004 through 2006 tax years of MGM Grand Detroit, LLC. At issue was the tax treatment of payments made under an agreement to develop, own and operate a hotel casino in the City of Detroit. The Company will owe $1 million in tax as a result of this settlement.

During the fourth quarter of 2010, the Company and its joint venture partner reached tentative settlement with IRS Appeals with respect to the audit of the 2003 and 2004 tax years of a cost method investee of the Company’s that is treated as a partnership for income tax purposes. The adjustments to which the Company agreed in such settlement will be included in any settlement that it may reach with respect to the 2003 and 2004 examination of its consolidated federal income tax return.

The IRS closed during 2010 its examination of the federal income tax return of Mandalay Resort Group for the pre-acquisition year ended April 25, 2005 and issued a “No-Change Letter.” The statute of limitations for assessing tax for all Mandalay Resort Group pre-acquisition years are now closed.

As of December 31, 2010, other than the exceptions noted below, the Company was no longer subject to examination of its various state and local tax returns filed for years ended prior to 2006. The state of Illinois during 2010 initiated an audit of its Illinois combined returns for the 2006 and 2007 tax years. It is reasonably possible that this audit will close and all issues will be settled in the next 12 months. The state of New Jersey began audit procedures during 2010 of a cost method investee of the Company’s for the 2003 through 2006 tax years. The City of Detroit previously indicated that it would audit a Mandalay Resort Group subsidiary return for the pre-acquisition year ended April 25 but no audit was initiated and the statute of limitations for assessing tax expired in 2010. No other state or local income tax returns of the Company’s are currently under exam.

The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits at December 31, 2010 may decrease by a range of $0 to $28 million within the next twelve months on the expectation during such period of possible settlement of certain issues under appeal in connection with the IRS audit of the Company’s 2003 and 2004 consolidated federal income tax returns.

NOTE 10 —	COMMITMENTS AND CONTINGENCIES

Leases. The Company leases real estate and various equipment under operating and, to a lesser extent, capital lease arrangements. Certain real estate leases provide for escalation of rent based upon a specified price index and/or based upon periodic appraisals.

At December 31, 2010, the Company was obligated under non-cancellable operating leases and capital leases to make future minimum lease payments as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)

2011	$13,917	$1,655
2012	11,868	1,179
2013	8,308	37
2014	5,644	-
2015	4,908	-
Thereafter	36,799	-

Total minimum lease payments	$81,444	2,871

Less: Amounts representing interest		(132)

Total obligations under capital leases		2,739
Less: Amounts due within one year		(1,503)

Amounts due after one year		$1,236

The current and long-term obligations under capital leases are included in “Other accrued liabilities” and “Other long-term obligations,” respectively. Rental expense for operating leases, including rental expense of discontinued operations, was $26 million for 2010, $24 million for 2009, and $29 million for 2008.

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

As of December 31, 2010 the Company has funded $553 million under the completion guarantee. The Company has recorded a receivable from CityCenter of $124 million related to these amounts, which represents amounts reimbursable to the Company from CityCenter from future residential proceeds. The Company has a remaining estimated net obligation under the completion guarantee of $80 million which includes estimated litigation costs related to the resolution of disputes with contractors as to the final construction costs and reflects certain estimated offsets to the amounts claimed by the contractors. CityCenter has reached, or expects to reach, settlement agreements with most of the construction subcontractors. However, significant disputes remain with the general contractor and certain subcontractors. Amounts claimed by such parties exceed amounts included in the Company’s completion guarantee accrual by approximately $200 million. Moreover, the Company has not accrued for any contingent payments to CityCenter related to the Harmon Hotel & Spa component, which is unlikely to be completed using the building as it now stands. The Company does not believe it would be responsible for funding any additional remediation efforts that might be required with respect to the Harmon; however, the Company’s view is based on a number of developing factors, including with respect to on-going litigation with CityCenter’s contractors, actions by local officials and other developments related to the CityCenter venture, that are subject to change.

In January 2011, the Company entered into an amended completion and cost overrun guarantee in connection with CityCenter’s restated senior credit facility agreement and issuance of $1.5 billion of senior secured first lien notes and senior secured second lien notes, as previously discussed. Consistent with the terms of the previous completion guarantee, the terms of the amended completion guarantee provide for the ability to utilize the remaining $124 million of net residential proceeds to fund construction costs, or to reimburse the Company for construction costs previously expended, though the timing of receipt of such proceeds is uncertain.

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

The CityCenter Owners and the other defendants dispute Perini’s allegations, and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to CityCenter, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon Hotel & Spa component, property damage and Perini’s failure to perform its obligations to pay Project subcontractors and to prevent filing of liens against the Project. Parallel to the court litigation CityCenter management conducted an extra-judicial program for settlement of Project subcontractor claims. CityCenter has resolved the claims of the majority of the 223 first-tier subcontractors, with only several remaining for further proceedings along with trial of Perini’s claims and CityCenter’s Harmon-related counterclaim and other claims by CityCenter against Perini and its parent guarantor, Tutor Perini. In December 2010, Perini recorded an amended notice of lien reducing its lien to approximately $313 million.

The CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the lawsuit. The range of loss beyond the claims asserted to date by Perini or any gain the joint venture may realize related to the defendants’ counterclaims cannot be reasonably estimated at this time.

Other litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At December 31, 2010, the Company had provided $37 million of total letters of credit.

NOTE 11 —	STOCKHOLDERS’ EQUITY

2010 stock offering. In October 2010, the Company issued 40.9 million shares of its common stock for total net proceeds to the Company of $512 million. Concurrently with the Company’s issuance, Tracinda sold approximately 27.8 million shares of the Company’s common stock. The Company did not receive any proceeds from the sale of such common stock by Tracinda. In November 2010, the underwriter exercised its ability to purchase an additional 6.1 million shares from the Company and 4.2 million shares from Tracinda to cover overallotments, with net proceeds to the Company of approximately $76 million. Proceeds from the common stock offering were used to repay outstanding amounts under the Company’s senior credit facility (see Note 8) and for general corporate purposes. Giving effect to the common stock offering, the Company has approximately 3.3 million authorized shares in excess of its outstanding shares, the underwriter’s overallotment option, and shares underlying its outstanding convertible senior notes and share-based awards.

2009 stock offering. In May 2009, the Company issued approximately 164.5 million shares, including approximately 21.5 million shares issued as a result of the underwriters exercising their over-allotment option, of its common stock at $7 per share, for total net proceeds to the Company of approximately $1.1 billion. A portion of the shares were previously held by the Company as treasury stock and a portion of the shares were newly issued. Proceeds from the common stock offering and concurrent offering of senior secured notes were used to repay outstanding amounts under the Company’s senior credit facility and redeem certain outstanding senior debentures and senior notes and for general corporate purposes.

Stock repurchases. Share repurchases are only conducted under repurchase programs approved by the Board of Directors and publicly announced. At December 31, 2010, the Company had 20 million shares available for repurchase under the May 2008 authorization, subject to limitations under the Company’s agreements governing its long-term indebtedness. The Company did not repurchase any shares during 2010 or 2009. The Company repurchased 18.1 million shares in 2008 for $1.24 billion and an average price of $68.36.

NOTE 12 —	STOCK-BASED COMPENSATION

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

Activity under share-based payment plans. As of December 31, 2010, the Company had an aggregate of approximately 11 million shares of common stock available for grant as share-based awards under the Company’s omnibus incentive plan. Such capacity is limited to 3.3 million shares as a result of the Company’s fourth quarter 2010 common stock offering discussed in Note 11. A summary of activity under the Company’s share-based payment plans for the year ended December 31, 2010 is presented below:

Stock options and stock appreciation rights (“SARs“)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	(000’s)	Price	Term	Value

Outstanding at January 1, 2010	28,211	$23.17
Granted	3,850	11.85
Exercised	(140)	9.86
Forfeited or expired	(3,792)	22.87

Outstanding at December 31, 2010	28,129	21.73	3.51	$59,711

Vested and expected to vest at December 31, 2010	27,616	21.91	3.46	$57,761

Exercisable at December 31, 2010	18,403	25.96	2.42	$21,298

The following tables include additional information related to stock options, SARs and RSUs:

Restricted stock units (“RSUs“)

		Weighted
		Average
	Shares	Grant-Date
	(000’s)	Fair Value

Nonvested at January 1, 2010	1,080	$15.85
Granted	453	11.35
Vested	(323)	16.51
Forfeited	(66)	15.54

Nonvested at December 31, 2010	1,144	13.90

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Intrinsic value of share-based awards exercised or vested	$4,377	$2,546	$33,342
Income tax benefit from share-based awards exercised or vested	1,521	891	10,494
Proceeds from stock option exercises	-	637	14,116

In 2009, the Company began to net settle stock option exercises, whereby shares of common stock are issued equivalent to the intrinsic value of the option less applicable taxes. Accordingly, the Company no longer receives proceeds from the exercise of stock options.

As of December 31, 2010, there was a total of $58 million of unamortized compensation related to stock options and stock appreciation rights expected to vest, which is expected to be recognized over a weighted-average period of 2.0 years. As of December 31, 2010, there was a total of $36 million of unamortized compensation related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.5 years. $27 million of such unamortized compensation relates to the RSUs granted in the Company’s 2008 exchange offer. RSUs granted to corporate officers are subject to certain performance requirements determined by the Committee. Such performance requirements do not apply to RSUs granted in the exchange offer.

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

The following table shows information about compensation cost recognized:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Compensation cost
Stock options and SARS	$20,554	$21,756	$37,766
RSUs	19,693	21,294	4,652

Total compensation cost	40,247	43,050	42,418
Less: CityCenter reimbursed costs	(5,259)	(6,415)	(6,019)
Less: Compensation cost capitalized	-	(64)	(122)

Compensation cost recognized as expense	34,988	36,571	36,277
Less: Related tax benefit	(12,162)	(12,689)	(12,569)

Compensation expense, net of tax benefit	$22,826	$23,882	$23,708

Compensation cost for stock options and SARs was based on the estimated fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008

Expected volatility	71%	82%	50%
Expected term	4.8 yrs.	4.7 yrs.	4.6 yrs.
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.9%	2.4%	2.7%
Forfeiture rate	4.8%	3.5%	3.5%
Weighted-average fair value of options granted	$6.91	$5.37	$14.49

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

NOTE 13 —	EMPLOYEE BENEFIT PLANS

Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded an expense of $205 million in 2010, $177 million in 2009, and $192 million in 2008 under such plans. The plans’ sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any.

The Company is self-insured for most health care benefits and workers compensation for its non-union employees. The liability for health care claims filed and estimates of claims incurred but not reported was $18 million and $20 million at December 31, 2010 and 2009, respectively. The workers compensation liability for claims filed and estimates of claims incurred but not reported was $24 million and $27 million as of December 31, 2010 and December 31, 2009, respectively. Both liabilities are included in “Other accrued liabilities.”

The Company has retirement savings plans under Section 401(k) of the Internal Revenue Code for eligible employees. The plans allow employees to defer, within prescribed limits, up to 30% of their income on a pre-tax basis through contributions to the plans. The Company suspended contributions to the plan in 2009, though certain employees at MGM Grand Detroit and Four Seasons were still eligible for matching contributions. In the case of certain union employees, the Company contributions to the plan are based on hours worked. The Company recorded charges for 401(k) contributions of $3 million in 2010, $2 million in 2009 and $25 million in 2008. The Company reinstated a more limited 401(k) company contribution in 2011 and will continue to monitor the plan contributions as the economy changes.

The Company maintains nonqualified deferred retirement plans for certain key employees. The plans allow participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax deferred earnings, plus investment earnings on the deferred balances, as a deferred tax savings. Through December 31, 2008 participants earned a Company match of up to 4% of salary, net of any Company match received under the Company’s 401(k) plan. In 2009, the Company suspended contributions to the plan. All employee deferrals vest immediately. The Company matching contributions vest ratably over a three-year period. The Company recorded charges for matching contributions of $1 million in 2008.

The Company also maintains nonqualified supplemental executive retirement plans (“SERP”) for certain key employees. Until September 2008, the Company made quarterly contributions intended to provide a retirement benefit that is a fixed percentage of a participant’s estimated final five-year average annual salary, up to a maximum of 65%. The Company has indefinitely suspended these contributions. Employees do not make contributions under these plans. A portion of the Company contributions and investment earnings thereon vest after three years of SERP participation and the remaining portion vests after both five years of SERP participation and 10 years of continuous service. The Company recorded expense under this plan of $4 million in 2008.

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

NOTE 14 —	PROPERTY TRANSACTIONS, NET

Property transactions, net consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

CityCenter investment impairment	$1,313,219	$955,898	$-
Borgata impairment	128,395	-	-
Atlantic City Renaissance Point land impairment	-	548,347	-
Goodwill and other indefinite-lived intangible assets impairment	-	-	1,179,788
Gain on sale of TI	-	(187,442)	-
Other property transactions, net	9,860	11,886	30,961

	$1,451,474	$1,328,689	$1,210,749

See Note 5 for discussion of the Company’s CityCenter investment impairment and Borgata impairment in 2010. Other property transactions in 2010 include the write-off of various abandoned construction projects.

See Note 2 for discussion of the Atlantic City Renaissance Pointe land impairment and Note 5 for discussion of the Company’s CityCenter investment impairment in 2009. Other write-downs in 2009 included the write-down of the Detroit temporary casino and write-off of various discontinued capital projects, offset by $7 million in insurance recoveries related to the Monte Carlo fire.

See discussion of goodwill and other indefinite-lived intangible assets impairment charge recorded in 2008 in Note 6. Other property transactions in 2008 included $30 million related to the write-down of land and building assets of Primm Valley Golf Club. The 2008 period also included approximately $9 million of demolition costs associated with various room remodel projects as well as the write-down of approximately $27 million of various discontinued capital projects. These amounts were offset by a gain on the sale of an aircraft of $25 million and $10 million of insurance recoveries related to the Monte Carlo fire.

NOTE 15 —	RELATED PARTY TRANSACTIONS

CityCenter

Management agreements. The Company and CityCenter have entered into agreements whereby the Company is responsible for management of the design, planning, development and construction of CityCenter and is managing the operations of CityCenter for a fee. The Company is being reimbursed for certain costs in performing its development and management services. During the years ended December 31, 2010, 2009, and 2008 the Company incurred $354 million, $95 million, and $46 million, respectively, of costs reimbursable by the joint venture, primarily for employee compensation and certain allocated costs. As of December 31, 2010, CityCenter owes the Company $35 million for management services and reimbursable costs.

Other agreements. The Company owns OE Pub, LLC, which leases retail space in Crystals. The Company recorded $1 million of expense related to the lease agreement in the year ended December 31, 2010. The Company entered into an agreement with CityCenter whereby the Company provides CityCenter the use of its aircraft on a time sharing basis. CityCenter is charged a rate that is based on Federal Aviation Administration regulations, which provides for reimbursement for specific costs incurred by the Company without any profit or mark-up. During the year ended December 31, 2010, the Company was reimbursed $4 million for aircraft related expenses. The Company has various other arrangements with CityCenter for the provision of certain shared services, reimbursement of costs and other transactions undertaken in the ordinary course of business.

NOTE 16 —	CONSOLIDATING CONDENSED FINANCIAL INFORMATION

Excluding MGM Grand Detroit, LLC and certain other subsidiaries, the Company’s subsidiaries that are 100% directly or indirectly owned have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes, senior secured notes, convertible senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At December 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)

Current assets	$358,725	$930,936	$165,984	$-	$1,455,645
Property and equipment, net	-	13,925,224	641,098	(11,972)	14,554,350
Investments in subsidiaries	16,520,722	471,283	-	(16,992,005)	-
Investments in and advances to unconsolidated affiliates	-	1,923,155	-	-	1,923,155
Other non-current assets	294,165	436,353	297,377	-	1,027,895

	$17,173,612	$17,686,951	$1,104,459	$(17,003,977)	$18,961,045

Current liabilities	$305,354	$911,731	$29,136	$-	$1,246,221
Intercompany accounts	(44,380)	38,277	6,103	-	-
Deferred income taxes	2,469,333	-	-	-	2,469,333
Long-term debt	11,301,034	296,664	450,000	-	12,047,698
Other long-term obligations	143,726	54,828	694	-	199,248
Stockholders’ equity	2,998,545	16,385,451	618,526	(17,003,977)	2,998,545

	$17,173,612	$17,686,951	$1,104,459	$(17,003,977)	$18,961,045

	At December 31, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)

Current assets	$2,143,019	$810,991	$99,491	$-	$3,053,501
Property and equipment, net	-	14,391,733	690,191	(11,972)	15,069,952
Investments in subsidiaries	17,927,664	447,336	-	(18,375,000)	-
Investments in and advances to unconsolidated affiliates	-	3,353,334	258,465	-	3,611,799
Other non-current assets	152,205	507,500	123,253	-	782,958

	$20,222,888	$19,510,894	$1,171,400	$(18,386,972)	$22,518,210

Current liabilities	$344,707	$926,780	$32,290	$-	$1,303,777
Current portion of long-term debt	1,079,824	-	-	-	1,079,824
Intercompany accounts	(227,808)	120,603	107,205	-	-
Deferred income taxes	3,031,303	-	-	-	3,031,303
Long-term debt	11,929,050	596,987	450,000	-	12,976,037
Other long-term obligations	195,380	60,867	590	-	256,837
Stockholders’ equity	3,870,432	17,805,657	581,315	(18,386,972)	3,870,432

	$20,222,888	$19,510,894	$1,171,400	$(18,386,972)	$22,518,210

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Year Ended December 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)

Net revenues	$-	$5,480,318	$538,915	$-	$6,019,233
Equity in subsidiaries’ earnings	(1,281,514)	164,502	-	1,117,012	-
Expenses:
Casino and hotel operations	10,684	3,458,227	288,631	-	3,757,542
General and administrative	9,974	1,020,119	98,710	-	1,128,803
Corporate expense	15,734	110,199	(1,692)	-	124,241
Preopening and start-up expenses	-	4,247	-	-	4,247
Property transactions, net	-	1,451,801	(327)	-	1,451,474
Depreciation and amortization	-	592,895	40,528	-	633,423

	36,392	6,637,488	425,850	-	7,099,730

Income (loss) from unconsolidated affiliates	-	(208,099)	129,665	-	(78,434)

Operating income (loss)	(1,317,906)	(1,200,767)	242,730	1,117,012	(1,158,931)
Interest expense, net	(1,060,511)	(22,512)	(30,557)	-	(1,113,580)
Other, net	148,074	(50,929)	(40,659)	-	56,486

Income (loss) before income taxes	(2,230,343)	(1,274,208)	171,514	1,117,012	(2,216,025)
Benefit (provision) for income taxes	792,946	(9,316)	(5,002)	-	778,628

Net income (loss)	$(1,437,397)	$(1,283,524)	$166,512	$1,117,012	$(1,437,397)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)

Cash flows from operating activities
Net cash provided by (used in) operating activities	$(484,388)	$903,454	$84,948	$-	$504,014

Cash flows from investing activities
Capital expenditures, net of construction payable	-	(201,917)	(5,574)	-	(207,491)
Dispositions of property and equipment	-	71,292	6,309	-	77,601
Investments in and advances to unconsolidated affiliates	(553,000)	-	-	-	(553,000)
Distributions from unconsolidated affiliates in excess of earnings	65,563	1,943	67,552	-	135,058
Distributions from cost method investments, net	-	113,422	-	-	113,422
Investments in treasury securities with maturities greater than 90 days	-	(149,999)	-	-	(149,999)
Other	-	(1,670)	-	-	(1,670)

Net cash provided by (used in) investing activities	(487,437)	(166,929)	68,287	-	(586,079)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(2,098,198)	-	212,119	-	(1,886,079)
Borrowings under bank credit facilities - maturities longer than 90 days	8,068,342	-	1,417,881	-	9,486,223
Repayments under bank credit facilities - maturities longer than 90 days	(9,177,860)	-	(1,630,000)	-	(10,807,860)
Issuance of senior notes, net	2,489,485	-	-	-	2,489,485
Retirement of senior notes	(857,523)	(296,956)	-	-	(1,154,479)
Debt issuance costs	(106,831)	-	-	-	(106,831)
Issuance of common stock in public offering, net	588,456	-	-	-	588,456
Intercompany accounts	502,553	(422,895)	(79,658)	-	-
Capped call transactions	(81,478)	-	-	-	(81,478)
Other	(1,280)	(1,268)	(67)	-	(2,615)

Net cash used in financing activities	(674,334)	(721,119)	(79,725)	-	(1,475,178)

Cash and cash equivalents
Net increase (decrease) for the period	(1,646,159)	15,406	73,510	-	(1,557,243)
Balance, beginning of period	1,718,616	263,386	74,205	-	2,056,207

Balance, end of period	$72,457	$278,792	$147,715	$-	$498,964

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Year Ended December 31, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)

Net revenues	$-	$5,435,274	$543,315	$-	$5,978,589
Equity in subsidiaries’ earnings	(834,524)	65,531	-	768,993	-
Expenses:
Casino and hotel operations	14,368	3,223,607	301,331	-	3,539,306
General and administrative	9,584	996,310	94,299	-	1,100,193
Corporate expense	33,265	114,394	(3,895)	-	143,764
Preopening and start-up expenses	-	53,013	-	-	53,013
Property transactions, net	-	1,321,353	7,336	-	1,328,689
Depreciation and amortization	-	648,703	40,570	-	689,273

	57,217	6,357,380	439,641	-	6,854,238

Income (loss) from unconsolidated affiliates	-	(112,856)	24,629	-	(88,227)

Operating income (loss)	(891,741)	(969,431)	128,303	768,993	(963,876)
Interest income (expense), net	(953,820)	201,815	(23,426)	-	(775,431)
Other, net	(185,590)	(57,100)	(30,596)	-	(273,286)

Income (loss) before income taxes	(2,031,151)	(824,716)	74,281	768,993	(2,012,593)
Benefit (provision) for income taxes	739,469	(13,726)	(4,832)	-	720,911

Net income (loss)	$(1,291,682)	$(838,442)	$69,449	$768,993	$(1,291,682)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)

Cash flows from operating activities
Net cash provided by (used in) operating activities	$(652,977)	$1,154,595	$86,296	$-	$587,914

Cash flows from investing activities
Capital expenditures, net of construction payable	-	(135,211)	(1,639)	-	(136,850)
Proceeds from sale of Treasure Island, net	-	746,266	-	-	746,266
Dispositions of property and equipment	-	22,291	-	-	22,291
Investments in and advances to unconsolidated affiliates	-	(956,550)	-	(7,135)	(963,685)
Property damage insurance recoveries	-	7,186	-	-	7,186
Other	-	(5,463)	-	-	(5,463)

Net cash used in investing activities	-	(321,481)	(1,639)	(7,135)	(330,255)

Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(983,593)	-	(43,600)	-	(1,027,193)
Borrowings under bank credit facilities maturities longer than 90 days	6,041,492	-	730,000	-	6,771,492
Repayments under bank credit facilities maturities longer than 90 days	(5,302,455)	-	(640,000)	-	(5,942,455)
Issuance of senior notes, net	1,921,751	-	-	-	1,921,751
Retirement of senior notes	(820,010)	(356,442)	-	-	(1,176,452)
Debt issuance costs	(112,055)	-	-	-	(112,055)
Issuance of common stock in public offering, net	1,103,738	680	-	-	1,104,418
Intercompany accounts	1,247,519	(1,222,105)	(32,549)	7,135	-
Payment of Detroit Economic Development Corporation bonds	-	-	(49,393)	-	(49,393)
Other	3,180	(4,480)	(63)	-	(1,363)

Net cash provided by (used in) financing activities	3,099,567	(1,582,347)	(35,605)	7,135	1,488,750

Cash and cash equivalents
Net increase (decrease) for the period	2,446,590	(749,233)	49,052	-	1,746,409
Change in cash related to assets held for sale	-	14,154	-	-	14,154
Balance, beginning of period	2,665	262,494	30,485	-	295,644

Balance, end of period	$2,449,255	$(472,585)	$79,537	$-	$2,056,207

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Year Ended December 31, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)

Net Revenues	$-	$6,623,068	$585,699	$-	$7,208,767
Equity in subsidiaries’ earnings	(45,122)	49,450	-	(4,328)	-
Expenses:
Casino and hotel operations	14,173	3,688,837	331,364	-	4,034,374
General and administrative	9,485	1,161,197	108,262	-	1,278,944
Corporate Expense	13,869	94,958	452	-	109,279
Preopening and start-up expenses	-	22,924	135	-	23,059
Property transactions, net	-	1,204,721	6,028	-	1,210,749
Depreciation and amortization	-	724,556	53,680	-	778,236

	37,527	6,897,193	499,921	-	7,434,641

Income from unconsolidated affiliates	-	84,942	11,329	-	96,271

Operating income (loss)	(82,649)	(139,733)	97,107	(4,328)	(129,603)
Interest income (expense), net	(697,281)	104,322	(16,327)	-	(609,286)
Other, net	102,575	(6,553)	(26,121)	-	69,901

Income (loss) before income taxes	(677,355)	(41,964)	54,659	(4,328)	(668,988)
Provision for income taxes	(177,931)	(3,158)	(5,209)	-	(186,298)

Net Income (loss)	$(855,286)	$(45,122)	$49,450	$(4,328)	$(855,286)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(In thousands)

Cash flows from operating activities
Net cash provided by (used in) operating activities	$(977,381)	$1,650,663	$79,750	$-	$753,032

Cash flows from investing activities
Capital expenditures, net of construction payable	-	(777,033)	(4,721)	-	(781,754)
Dispositions of property and equipment	-	85,968	-	-	85,968
Investments in and advances to unconsolidated affiliates	-	(1,274,814)	-	(4,648)	(1,279,462)
Property damage insurance recoveries	-	21,109	-	-	21,109
Other	-	(27,301)	-	-	(27,301)

Net cash used in investing activities	-	(1,972,071)	(4,721)	(4,648)	(1,981,440)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	2,907,400	-	(146,950)	-	2,760,450
Borrowings under bank credit facilities maturities longer than 90 days	7,820,000	-	350,000	-	8,170,000
Repayments under bank credit facilities maturities longer than 90 days	(8,290,000)	-	(160,000)	-	(8,450,000)
Issuance of senior notes, net	699,441	(951)	-	-	698,490
Retirement of senior notes	(341,565)	(447,581)	-	-	(789,146)
Debt issuance costs	(48,700)	-	-	-	(48,700)
Purchases of common stock	(1,240,856)	-	-	-	(1,240,856)
Intercompany accounts	(575,941)	693,526	(122,233)	4,648	-
Other	32,978	(11,075)	(59)	-	21,844

Net cash provided by (used in) financing activities	962,757	233,919	(79,242)	4,648	1,122,082

Cash and cash equivalents
Net decrease for the period	(14,624)	(87,489)	(4,213)	-	(106,326)
Change in cash related to assets held for sale	-	(14,154)	-	-	(14,154)
Balance, beginning of period	17,289	364,137	34,698	-	416,124

Balance, end of period	$2,665	$262,494	$30,485	$-	$295,644

NOTE 17 —	SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except for per share amounts)

2010
Net revenues	$1,457,392	$1,537,695	$1,557,705	$1,466,441	$6,019,233
Operating income (loss)	(11,423)	(1,048,817)	(205,901)	107,210	(1,158,931)
Net income (loss)	(96,741)	(883,476)	(317,991)	(139,189)	(1,437,397)
Basic income (loss) per share	$(0.22)	$(2.00)	$(0.72)	$(0.29)	$(3.19)
Diluted income (loss) per share	$(0.22)	$(2.00)	$(0.72)	$(0.29)	$(3.19)
2009
Net revenues	$1,498,795	$1,494,155	$1,533,223	$1,452,416	$5,978,589
Operating income (loss)	355,099	131,099	(963,419)	(486,655)	(963,876)
Net income (loss)	105,199	(212,575)	(750,388)	(433,918)	(1,291,682)
Basic income (loss) per share	$0.38	$(0.60)	$(1.70)	$(0.98)	$(3.41)
Diluted income (loss) per share	$0.38	$(0.60)	$(1.70)	$(0.98)	$(3.41)

Because income per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters does not equal the total income per share amounts for the year.

As discussed in Note 5, in 2010 the Company recorded a $1.3 billion impairment charge related to its CityCenter investment and a $166 million charge related to its share of the CityCenter residential real estate impairment. The impairment of the CityCenter investment was recorded in the second and third quarters and resulted in an impact to diluted loss per share of $1.64 in the second quarter, $0.27 in the third quarter, and $1.88 for the full year of 2010. The residential real estate impairment charges were recorded in each of the four quarters of 2010. The impact to diluted loss per share was $0.13 in the first quarter, $0.04 in the second quarter, $0.07 in the third quarter, $0.02 in the fourth quarter and $0.24 on the full year of 2010.

As discussed in Note 5, the Company recorded a $128 million impairment charge related to its investment in Borgata. The impairment was recorded in the third quarter of 2010, and resulted in a $0.17 impact on third quarter of 2010 diluted loss per share and a $0.18 impact on full year 2010 diluted loss per share.

As discussed in Note 9, the Company recorded a $32 million reduction in the Company’s income tax benefit as a result of providing reserves for certain state-level deferred tax assets. The reduction was recorded in the fourth quarter of 2010, and resulted in a $0.07 impact on fourth quarter diluted loss per share and a $0.07 impact on full year 2010 diluted loss per share.

As discussed in Note 5, in 2009 the Company recorded a $956 million impairment charge related to its CityCenter investment and a $203 million charge related to its share of the CityCenter residential impairment. These impairments were recorded in the third quarter, and resulted in a $1.70 impact on third quarter 2009 diluted loss per share and a $1.98 impact on full year 2009 diluted loss per share.

As discussed in Note 2, in 2009 the Company recorded a $548 million impairment charge related to its Renaissance Pointe Land. The impairment was recorded in the fourth quarter of 2009, and resulted in a $0.73 impact on fourth quarter of 2009 diluted loss per share and a $0.85 impact on full year 2009 diluted loss per share.

As discussed in Note 2, the Company recorded a $176 million impairment charge related to its M Resort convertible note. The impairment was recorded in the second quarter of 2009, and resulted in a $0.32 impact on second quarter of 2009 diluted loss per share and a $0.30 impact on full year 2009 diluted loss per share.

As discussed in Note 2, the Company sold TI in the first quarter of 2009 and recorded a gain of $187 million. The sale resulted in an impact of $0.44 on first quarter of 2009 diluted income per share and a $0.31 impact on the full year 2009 diluted loss per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGM Resorts International

By:	/s/ JAMES J. MURREN
Chairman of the Board, Chief Executive Officer
  and President
(Principal Executive Officer)

Dated: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Murren James J. Murren	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 28, 2011

/s/ Robert H. Baldwin Robert H. Baldwin	Chief Design and Construction Officer and Director	February 28, 2011

/s/ Daniel J. D’Arrigo Daniel J. D’Arrigo	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2011

/s/ Robert C. Selwood Robert C. Selwood	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2011

/s/ William A. Bible William A. Bible	Director	February 28, 2011

/s/ Burton M. Cohen Burton M. Cohen	Director	February 28, 2011

/s/ Willie D. Davis Willie D. Davis	Director	February 28, 2011

/s/ Alexis M. Herman Alexis M. Herman	Director	February 28, 2011

/s/ Roland Hernandez Roland Hernandez	Director	February 28, 2011

/s/ Kirk Kerkorian Kirk Kerkorian	Director	February 28, 2011

/s/ Anthony Mandekic Anthony Mandekic	Director	February 28, 2011

/s/ Rose McKinney-James Rose McKinney-James	Director	February 28, 2011

/s/ Daniel J. Taylor Daniel J. Taylor	Director	February 28, 2011

/s/ Melvin B. Wolzinger Melvin B. Wolzinger	Director	February 28, 2011

MGM RESORTS INTERNATIONAL

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Provision for	Write-offs,	Balance at
	Beginning of	Doubtful	Net of	End of
	Period	Accounts	Recoveries	Period

Allowance for Doubtful Accounts
Year Ended December 31, 2010	$97,106	$29,832	$(33,178)	$93,760
Year Ended December 31, 2009	99,606	54,074	(56,574)	97,106
Year Ended December 31, 2008	85,924	80,293	(66,611)	99,606