Form 10-Q
period 2011-03-31
MGM Resorts International
filed 2011-05-06
CIK 789570

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

(Address of principal executive offices)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, $.01 par value	Outstanding at May 2, 2011 488,590,169 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
FORM 10-Q
I N D E X

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

Current assets
Cash and cash equivalents	$431,275	$498,964
Accounts receivable, net	317,974	321,894
Inventories	95,097	96,392
Income tax receivable	173,451	175,982
Deferred income taxes	84,567	110,092
Prepaid expenses and other	264,047	252,321

Total current assets	1,366,411	1,455,645

Property and equipment, net	14,426,622	14,554,350

Other assets
Investments in and advances to unconsolidated affiliates	1,941,786	1,923,155
Goodwill	86,353	86,353
Other intangible assets, net	342,626	342,804
Other long-term assets, net	596,551	598,738

Total other assets	2,967,316	2,951,050

	$18,760,349	$18,961,045

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$138,533	$167,084
Accrued interest on long-term debt	238,175	211,914
Other accrued liabilities	795,732	867,223

Total current liabilities	1,172,440	1,246,221

Deferred income taxes	2,371,875	2,469,333
Long-term debt	12,081,108	12,047,698
Other long-term obligations	215,764	199,248

Commitments and contingencies (Note 4)

Stockholders’ equity
Common stock, $.01 par value: authorized 600,000,000 shares;
Issued and outstanding 488,581,951 and 488,513,351 shares	4,886	4,885
Capital in excess of par value	4,068,751	4,060,826
Accumulated deficit	(1,156,736)	(1,066,865)
Accumulated other comprehensive income (loss)	2,261	(301)

Total stockholders’ equity	2,919,162	2,998,545

	$18,760,349	$18,961,045

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Casino	$582,323	$610,757
Rooms	368,337	325,676
Food and beverage	336,824	316,156
Entertainment	119,593	116,682
Retail	46,150	43,889
Other	114,223	109,006
Reimbursed costs	86,288	93,323

	1,653,738	1,615,489
Less: Promotional allowances	(148,784)	(158,097)

	1,504,954	1,457,392

Expenses
Casino	342,868	345,945
Rooms	116,986	100,746
Food and beverage	198,248	182,612
Entertainment	88,211	90,996
Retail	29,159	27,999
Other	78,297	78,027
Reimbursed costs	86,288	93,323
General and administrative	269,562	276,054
Corporate expense	36,485	24,878
Preopening and start-up expenses	—	3,494
Property transactions, net	91	689
Depreciation and amortization	152,397	163,134

	1,398,592	1,387,897

Income (loss) from unconsolidated affiliates	63,343	(80,918)

Operating income (loss)	169,705	(11,423)

Non-operating income (expense)
Interest expense	(269,914)	(264,175)
Non-operating items from unconsolidated affiliates	(40,290)	(23,350)
Other, net	(3,955)	141,855

	(314,159)	(145,670)

Loss before income taxes	(144,454)	(157,093)
Benefit for income taxes	54,583	60,352

Net loss	$(89,871)	$(96,741)

Loss per share of common stock
Basic	$(0.18)	$(0.22)

Diluted	$(0.18)	$(0.22)

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(89,871)	$(96,741)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	152,397	163,134
Amortization of debt discounts, premiums and issuance costs	23,558	15,497
Gain on retirement of long-term debt	—	(141,755)
Provision for doubtful accounts	8,406	1,306
Stock-based compensation	9,210	9,555
Property transactions, net	91	689
(Income) loss from unconsolidated affiliates	(23,053)	107,762
Distributions from unconsolidated affiliates	38,029	11,909
Change in deferred income taxes	(65,418)	91,106
Change in current assets and liabilities:
Accounts receivable	(4,486)	21,187
Inventories	1,294	5,442
Income taxes receivable and payable, net	2,606	(152,102)
Prepaid expenses and other	(11,685)	(14,610)
Accounts payable and accrued liabilities	(12,761)	(83,667)
Other	(4,339)	16,379

Net cash provided by (used in) operating activities	23,978	(44,909)

Cash flows from investing activities
Capital expenditures, net of construction payable	(34,459)	(53,942)
Investments in and advances to unconsolidated affiliates	(76,648)	(262,000)
Distributions from unconsolidated affiliates in excess of earnings	985	—
Investments in treasury securities — maturities longer than 90 days	(60,035)	—
Proceeds from treasury securities — maturities longer than 90 days	59,994	—
Other	(374)	(292)

Net cash used in investing activities	(110,537)	(316,234)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities — maturities of 90 days or less	215,672	(1,275,177)
Borrowings under bank credit facilities — maturities longer than 90 days	1,206,728	1,942,524
Repayments under bank credit facilities — maturities longer than 90 days	(1,077,400)	(2,399,037)
Issuance of senior notes	—	845,000
Retirement of senior notes	(325,470)	(296,956)
Debt issuance costs	—	(70,654)
Other	(660)	(177)

Net cash provided by (used in) financing activities	18,870	(1,254,477)

Cash and cash equivalents
Net decrease for the period	(67,689)	(1,615,620)
Balance, beginning of period	498,964	2,056,207

Balance, end of period	$431,275	$440,587

Supplemental cash flow disclosures
Interest paid	$220,095	$251,849
Federal, state and foreign income taxes paid, net of refunds	1,913	740
The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
     Organization. MGM Resorts International (the “Company”) is a Delaware corporation. As of March 31, 2011, approximately 27% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. Tracinda Corporation has significant influence with respect to the election of directors and other matters, but it does not have the power to solely determine these matters. MGM Resorts International acts largely as a holding company and, through wholly-owned subsidiaries, owns and/or operates casino resorts.
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
     The Company owns 50% of CityCenter, located between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp (“Infinity World”), a wholly-owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, a casino resort; Mandarin Oriental Las Vegas, a non-gaming boutique hotel; Crystals, a retail, dining and entertainment district; and Vdara, a luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental and Veer. Aria, Vdara, Mandarin Oriental and Crystals all opened in December 2009 and the sales of residential units within CityCenter began closing in early 2010. The Company receives a management fee of 2% of revenues for the management of Aria and Vdara, and 5% of EBITDA (as defined in the agreements governing the Company’s management of Aria and Vdara). In addition, the Company receives an annual fee of $3 million for the management of Crystals.
     The Company has 50% interests in MGM Macau, Grand Victoria and Silver Legacy. Ms. Ho, Pansy Catilina Chiu King (“Ms. Pansy Ho”) owns the other 50% of MGM Macau. See Note 2 for further discussion of recent events related to the Company’s interests in MGM Macau. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Silver Legacy is located in Reno, adjacent to Circus Circus Reno, and the other 50% is owned by Eldorado LLC.
     MGM Hospitality seeks to leverage the Company’s management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. The Company has entered into management agreements for hotels in the Middle East, North Africa, India and China.
     Borgata. The Company has a 50% economic interest in Borgata Hotel Casino & Spa (“Borgata”) located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation (“Boyd”) owns the other 50% of Borgata and also operates the resort. The Company’s interest is held in trust and currently offered for sale pursuant to the Company’s settlement agreement with New Jersey Department of Gaming Enforcement (“DGE”). In March 2010, the New Jersey Casino Control Commission (‘CCC”) approved the Company’s settlement agreement with the DGE pursuant to which the Company placed its 50% ownership interest in Borgata and related leased land in Atlantic City into a divestiture trust. Following the transfer of these interests into trust, the Company ceased to be regulated by the CCC or the DGE, except as otherwise provided by the trust agreement and the settlement agreement. Boyd’s 50% interest is not affected by the settlement.
     The terms of the settlement mandate the sale of the trust property within a 30-month period ending in September 2012. During the 18 months ending in September 2011, the Company has the right to direct the trustee to sell the trust property, subject to approval of the CCC. If a sale is not concluded by that time, the trustee is responsible for selling the trust property during the following 12-month period. The Company continues to negotiate with certain parties that have expressed interest in the asset, but can provide no assurance that a transaction will be completed. Prior to the consummation of the sale, the divestiture trust will retain any cash flows received in respect of the trust property, but will pay property taxes and other costs attributable to the trust property. The Company is the sole economic beneficiary of the trust and will be permitted to reapply for a New Jersey gaming license beginning 30 months after the completion of the sale of the trust assets. As of March 31, 2011, the trust had $188 million of cash and investments, of which $150 million is held in treasury securities with maturities greater than 90 days but less than one year, and is recorded within “Prepaid expenses and other.”
     As a result of the Company’s ownership interest in Borgata being placed into a trust, the Company no longer has significant influence over Borgata; therefore, the Company discontinued the equity method of accounting for Borgata at the point the assets were placed in the trust in March 2010, and accounts for its investment in Borgata under the cost method of accounting. The carrying value of the investment related to Borgata is included in “Other long-term assets, net.” Earnings and losses that relate to the investment that were previously accrued remain as a part of the carrying amount of the investment. Distributions received by the trust that do not exceed the Company’s share of earnings are recognized currently in earnings. However, distributions received by the trust that exceed the Company’s share of earnings for such periods are applied to reduce the carrying amount of its investment. The Company consolidates the trust as it is the sole economic beneficiary. The trust did not receive distributions from Borgata during the three months ended March 31, 2011 or March 31, 2010.
     Fair value measurement. Fair value measurements affect the Company’s accounting and impairment assessments of its long-lived assets, investments in unconsolidated affiliates, cost method investments, goodwill, and other intangibles. Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: “Level 1” inputs, such as quoted prices in an active market; “Level 2” inputs, which are observable inputs for similar assets; or “Level 3” inputs, which are unobservable inputs. At March 31, 2011, the fair value of the Company’s treasury securities held by the Borgata trust was $150 million, measured using “Level 1” inputs.
     Reimbursed expenses. The Company recognizes costs reimbursed pursuant to management services as revenue in the period it incurs the costs. Reimbursed costs, which are related mainly to the Company’s management of CityCenter, were $86 million and $93 million for the first quarter of 2011 and 2010, respectively.
     Basis of presentation. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2010 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments — which include only normal recurring adjustments — necessary to present fairly the Company’s financial position as of March 31, 2011 and the results of its operations and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications, which have no effect on previously reported net income and net revenue, have been made to the 2010 financial statements to conform to the 2011 presentation. These reclassifications related to the classification of hotel resort fees to “Rooms” revenue from “Other” revenue. The total amount reclassified to rooms revenue for the three months ended March 31, 2010 was $12 million.
NOTE 2 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES
     Investments in and advances to unconsolidated affiliates consisted of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
CityCenter Holdings, LLC — CityCenter (50%)	$1,409,221	$1,417,843
Elgin Riverboat Resort—Riverboat Casino — Grand Victoria (50%)	293,320	294,305
MGM Grand Paradise Limited — MGM Macau (50%)	202,803	173,030
Circus and Eldorado Joint Venture — Silver Legacy (50%)	23,801	25,408
Other	12,641	12,569

	$1,941,786	$1,923,155

     The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Income (loss) from unconsolidated affiliates	$63,343	$(80,918)
Preopening and start-up expenses	—	(3,494)
Non-operating items from unconsolidated affiliates	(40,290)	(23,350)

	$23,053	$(107,762)

CityCenter
     January 2011 debt restructuring transactions. In January 2011, CityCenter completed a series of transactions including issuance of $900 million in aggregate principal amount of 7.625% senior secured first lien notes due 2016 and $600 million in aggregate principal amount of 10.75%/11.50% senior secured second lien PIK toggle notes due 2017 in a private placement. The interest rate on the second lien notes is 10.75% for interest paid in cash, and 11.50% if CityCenter pays interest in the form of additional debt. CityCenter received net proceeds from the offering of the notes of $1.46 billion after initial purchaser’s discounts and commissions but before other offering expenses.
     Effective concurrently with the notes offering, CityCenter’s senior credit facility was amended and restated which extended the maturity of $500 million of the $1.85 billion outstanding loans until January 21, 2015. The restated senior credit facility does not include a revolving loan component. All borrowings under the senior credit facility in excess of $500 million were repaid using the proceeds of the first lien notes and the second lien notes. In addition, net proceeds from the note offerings, together with equity contributions of $73 million from the members, were used to fund the interest escrow account of $159 million for the benefit of the holders of the first lien notes and the lenders under the restated senior credit facility. The restated senior credit facility is secured, on a pari passu basis with the first lien notes, by a first priority lien on substantially all of CityCenter’s assets and those of its subsidiaries, except that any proceeds generated by the sale of Crystals outside of bankruptcy or foreclosure proceedings will be paid first to the lenders under the restated senior credit facility. CityCenter recorded a loss on debt modification of $24 million in the first quarter related to the above transactions.
     Completion guarantee. The Company also entered into an amended completion and cost overrun guarantee in connection with CityCenter’s restated senior credit facility agreement and issuance of $1.5 billion of senior secured first lien notes and senior secured second lien notes, as discussed in Note 4.
     CityCenter summary financial information. Summarized balance sheet information of the CityCenter joint venture is as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Current assets	$368,086	$211,646
Property and other assets, net	9,415,096	9,430,171
Current liabilities	344,470	381,314
Long-term debt including sponsor notes and other liabilities	2,524,716	2,752,196
Equity	6,913,996	6,508,307

     Summary results of operations for CityCenter are provided below:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net revenues	$271,124	$259,862
Operating expenses, except preopening expenses	(308,016)	(509,069)
Preopening and start-up expenses	—	(6,202)

Operating loss	(36,892)	(255,409)
Other non-operating expense	(88,135)	(55,060)

Net loss	$(125,027)	$(310,469)

MGM Macau
     Proposed Initial Public Offering and Related Transactions. In April 2011, the Company entered into a partner process and securities purchase agreement with Ms. Pansy Ho and certain wholly-owned subsidiaries of Ms. Pansy Ho pursuant to which the proposed initial public offering of the shares of MGM China Holdings Limited (“MGM China”) on the Hong Kong Stock Exchange (the “IPO”) and related transactions will be structured so that the Company would obtain 51% ownership, and management control, of MGM China upon consummation of the offering. MGM China will become the owner of MGM Grand Paradise, S.A., the Macau company that owns the MGM Macau resort and casino and the related gaming sub-concession. Upon consummation of the initial public offering, MGM China will be owned (through intermediary companies) 51% by the Company, 29% by Ms. Pansy Ho, and 20% by public shareholders. An entity controlled by Ms. Pansy Ho will grant an over-allotment option to the underwriters equal to up to 3% of the shares of MGM China, the exercise of which will reduce her holdings. In the transactions, the Company will acquire a 1% interest in MGM China at the same price per share as the shares sold to public shareholders. The net proceeds of the offering and of the Company’s 1% purchase will be remitted to an entity controlled by Ms. Pansy Ho. The agreements described above remain subject to certain conditions, including required approvals of the Hong Kong Stock Exchange. Additionally, the timing and terms of any such listing have not yet been determined, and there can be no assurance that the proposed transactions will be consummated.
     In addition, the partner process and securities purchase agreement provides, among other things, for the sale of $300 million in aggregate principal amount of the Company’s 4.25% convertible senior notes due 2015 on terms that will be substantially similar to those governing the Company’s existing convertible senior notes due 2015 (the “Notes”) for a purchase price of 103.805% of the principal amount thereof to a wholly-owned subsidiary of Ms. Pansy Ho in a transaction exempt from registration under the Securities Act of 1933, as amended. The Notes will be convertible at an initial conversion rate, subject to adjustment under certain circumstances, of approximately 53.83 shares of the Company’s common stock per $1,000 principal amount of the Notes. The issuance of the Notes is conditioned upon (a) the consummation of the initial public offering of the shares of MGM China on the Hong Kong Stock Exchange and (b) the Company’s receipt of stockholder approval at its annual meeting to be held on June 14, 2011 to increase the number of authorized shares of common stock under its certificate of incorporation.
     In the event the proposed transactions are consummated, the Company will consolidate MGM China with its consolidated financial statements due to its ownership control and the non-controlling interests in MGM China will be presented as a component of the Company’s stockholders’ equity. The Company expects to recognize a significant gain on the transactions based on the anticipated excess value to be established by the initial public offering over the carrying value of the Company’s existing investment. Such gain will not be currently taxable.
     In addition, the agreement to issue the Notes at a later date based on the fixed terms described above constitutes a derivative instrument. As such, changes in the fair value of the instrument must be recognized by the Company currently in earnings. Upon issuance of the Notes, the fair value of the derivative instrument will be equal to the difference between the fair value of the Notes and the Notes’ issuance price. The Notes will be recorded at fair value determined by the trading price of the Company’s existing convertible notes on the date of issuance of the Notes with the difference recorded as a discount or premium to be recognized over the term of the Notes. If the Notes are not issued, the derivative will expire.

     Distributions. The Company received a distribution of approximately $31 million from MGM Macau during the quarter ending March 31, 2011. The Company recognized this distribution as a cash inflow from operating activities in the accompanying consolidated statement of cash flows.
NOTE 3 — LONG-TERM DEBT
     Long-term debt consists of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Senior credit facility:
$1,834 million term loans, net	$1,696,266	$1,686,043
Revolving loans	815,000	470,000
$325.5 million 8.375% senior subordinated notes, repaid in 2011	—	325,470
$128.7 million 6.375% senior notes, due 2011, net	128,852	128,913
$544.7 million 6.75% senior notes, due 2012	544,650	544,650
$484.2 million 6.75% senior notes, due 2013	484,226	484,226
$150 million 7.625% senior subordinated debentures, due 2013, net	152,150	152,366
$750 million 13% senior secured notes, due 2013, net	718,477	716,045
$508.9 million 5.875% senior notes, due 2014, net	507,999	507,922
$650 million 10.375% senior secured notes, due 2014, net	637,412	636,578
$875 million 6.625% senior notes, due 2015, net	877,615	877,747
$1,150 million 4.25% convertible senior notes, due 2015	1,150,000	1,150,000
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$500 million 10% senior notes, due 2016, net	494,772	494,600
$743 million 7.625% senior notes, due 2017	743,000	743,000
$850 million 11.125% senior secured notes, due 2017, net	830,716	830,234
$475 million 11.375% senior notes, due 2018, net	464,121	463,869
$845 million 9% senior secured notes, due 2020	845,000	845,000
Floating rate convertible senior debentures, due 2033	8,472	8,472
$0.6 million 7% debentures, due 2036, net	573	573
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	1,893	2,076

	$12,081,108	$12,047,698

     As of March 31, 2011 and December 31, 2010, long-term debt due within one year of the balance sheet date is classified as long-term because the Company has both the intent and ability to repay these amounts with available borrowings under the senior credit facility. The Company did not capitalize interest in the three months ending March 31, 2011 and 2010.
     Senior credit facility. The Company’s senior credit facility matures in February 2014 and consists of approximately $1.8 billion in term loans and a $1.7 billion revolving loan. The Company had approximately $826 million of available borrowing capacity under its senior credit facility at March 31, 2011.
     Interest on the senior credit facility is based on a LIBOR margin of 5.00%, with a LIBOR floor of 2.00%, and a base rate margin of 4.00%, with a base rate floor of 4.00%. The weighted average interest rate on outstanding borrowings under the senior credit facility at March 31, 2011 and December 31, 2010 was 7.0%.
     At March 31, 2011, the Company was required under its senior credit facility to maintain a minimum trailing annual EBITDA (as defined in the agreement governing the Company’s senior credit facility) of $1.1 billion, which increases to $1.15 billion as of September 30, 2011 and to $1.2 billion as of December 31, 2011, with periodic increases thereafter. Additionally, the Company is limited to $500 million of annual capital expenditures (as defined) during 2011. At March 31, 2011, the Company was in compliance with the minimum EBITDA and maximum capital expenditures covenants.

     Senior notes. In February 2011, the Company repaid the $325 million of outstanding principal amount of its 8.375% senior subordinated notes due 2011 at maturity.
     Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at March 31, 2011 was approximately $12.7 billion. At December 31, 2010, the estimated fair value of the Company’s long-term debt was approximately $12.4 billion. The estimated fair value of the Company’s senior notes, senior subordinated notes and senior credit facility were based on quoted market prices.
NOTE 4 — COMMITMENTS AND CONTINGENCIES
     CityCenter completion guarantee. In January 2011, the Company entered into an amended completion and cost overrun guarantee in connection with CityCenter’s restated senior credit facility agreement and issuance of $1.5 billion of senior secured first lien notes and senior secured second lien toggle notes, as previously discussed. Consistent with the terms of the previous completion guarantee, the terms of the amended completion guarantee provide for the ability to utilize the then remaining $124 million of net residential proceeds to fund construction costs, or to reimburse the Company for construction costs previously expended, though the timing of receipt of such proceeds is uncertain.
     As of March 31, 2011, the Company has funded $593 million under the completion guarantee. The Company has recorded a receivable from CityCenter of $116 million related to these amounts, which represents amounts reimbursable to the Company from CityCenter from future residential proceeds. The Company has a remaining estimated net obligation under the completion guarantee of $35 million which includes estimated litigation costs related to the resolution of disputes with contractors as to the final construction costs and estimated amounts to be paid to contractors either through the joint venture’s extra-judicial settlement process or through the legal process related to the Perini litigation. The Company’s accrual also reflects certain estimated offsets to the amounts claimed by the contractors. CityCenter has reached, or expects to reach, settlement agreements with most of the construction subcontractors. However, significant disputes remain with the general contractor and certain subcontractors. Amounts claimed by such parties exceed amounts included in the Company’s completion guarantee accrual by approximately $200 million, as such amounts exceed the Company’s best estimate of its liability. Moreover, the Company has not accrued for any contingent payments to CityCenter related to the Harmon Hotel & Spa component, which is unlikely to be completed using the building as it now stands. The Company does not believe it would be responsible for funding any additional remediation efforts that might be required with respect to the Harmon; however, the Company’s view is based on a number of developing factors, including with respect to on-going litigation with CityCenter’s contractors, actions by local officials and other developments related to the CityCenter venture, that are subject to change.
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
     The CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the lawsuit. The Company believes that a loss with respect to Perini’s punitive damages claim is neither probable nor reasonably possible. Please refer to the disclosure above for further discussion on the Company’s completion guarantee obligation which may be impacted by the outcome of the above litigation and the joint venture’s extra-judicial settlement process.
     Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At March 31, 2011, the Company had provided $37 million of total letters of credit.
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
NOTE 5 — LOSS PER SHARE OF COMMON STOCK
     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share consisted of the following:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Weighted-average common shares outstanding (used in the calculation of basic loss per share)	488,539	441,240
Potential dilution from stock options and restricted stock	—	—

Weighted-average common and common equivalent shares	488,539	441,240

     The Company had a loss from continuing operations for the three months ended March 31, 2011 and 2010. Therefore, the approximately 29 million shares and 28 million shares at March 31, 2011 and 2010, respectively, underlying outstanding stock-based awards were excluded from the computation of diluted earnings per share for these periods because to include these awards would be anti-dilutive. In addition, the effect of an assumed conversion of the Company’s convertible senior notes due 2015 would be anti-dilutive.
NOTE 6 — COMPREHENSIVE LOSS
     Comprehensive loss consisted of the following:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net loss	$(89,871)	$(96,741)
Currency translation adjustment	2,599	—
Other	(37)	(70)

	$(87,309)	$(96,811)

NOTE 7 — STOCK-BASED COMPENSATION
     Activity under share-based payment plans. As of March 31, 2011, the Company had an aggregate of approximately 11 million shares of common stock available for grant as share-based awards under the Company’s omnibus incentive plan. However, the Company only has approximately 4 million of authorized shares in excess of its outstanding shares and shares underlying its outstanding convertible senior notes and share-based awards. A summary of activity under the Company’s share-based payment plans for the three months ended March 31, 2011 is presented below:
Stock options and stock appreciation rights (“SARs”)

	Shares	Weighted Average
	(000’s)	Exercise Price
Outstanding at January 1, 2011	28,129	$21.73
Granted	30	14.94
Exercised	(96)	7.41
Forfeited or expired	(170)	22.69

Outstanding at March 31, 2011	27,893	21.77

Exercisable at March 31, 2011	18,295	26.07

     As of March 31, 2011, there was a total of $52 million of unamortized compensation related to stock options and stock appreciation rights expected to vest, which is expected to be recognized over a weighted-average period of 1.8 years.
Restricted stock units (“RSUs”)

		Weighted
		Average
	Shares	Grant-Date
	(000’s)	Fair Value
Nonvested at January 1, 2011	1,144	$13.90
Granted	—	—
Vested	(51)	18.81
Forfeited	(32)	14.10

Nonvested at March 31, 2011	1,061	13.66

     As of March 31, 2011, there was a total of $31 million of unamortized compensation related to RSUs which is expected to be recognized over a weighted-average period of 1.4 years.
     The following table includes additional information related to stock options, SARs and RSUs:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Intrinsic value of share-based awards exercised or RSUs vested	$1,319	$596
Income tax benefit from share-based awards exercised or RSUs vested	455	203
     The Company net settles stock option exercises, whereby shares of common stock are issued equivalent to the intrinsic value of the option less applicable taxes. Accordingly, the Company does not receive proceeds from the exercise of stock options.

     Recognition of compensation cost. Compensation cost was recognized as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Compensation cost
Stock options and SARS	$5,867	$5,797
RSUs	4,606	5,162

Total compensation cost	10,473	10,959
Less: CityCenter reimbursed costs	(1,263)	(1,404)
Less: Compensation cost capitalized	—	—

Compensation cost recognized as expense	9,210	9,555
Less: Related tax benefit	(3,205)	(3,325)

Compensation expense, net of tax benefit	$6,005	$6,230

     Compensation costs for SARs is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Three Months Ended March 31,
	2011	2010
Expected volatility	68%	76%
Expected term	4.9 yrs.	4.8 yrs.
Expected dividend yield	0%	0%
Risk-free interest rate	2.2%	2.5%
Forfeiture rate	6.1%	4.8%
Weighted-average fair value of SARs granted	$8.51	$7.29
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

NOTE 8 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION
     Excluding MGM Grand Detroit, LLC, certain minor subsidiaries and foreign subsidiaries, the Company’s subsidiaries that are 100% directly or indirectly owned have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes, senior secured notes, the convertible senior notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of March 31, 2011 and December 31, 2010 and for the three month periods ended March 31, 2011 and 2010 is as follows:
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At March 31, 2011
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Current assets	$340,710	$847,785	$177,916	$—	$1,366,411
Property and equipment, net	—	13,806,555	632,039	(11,972)	14,426,622
Investments in subsidiaries	16,590,789	490,360	—	(17,081,149)	—
Investments in and advances to unconsolidated affiliates	—	1,941,786	—	—	1,941,786
Other non-current assets	291,468	405,627	328,435	—	1,025,530

	$17,222,967	$17,492,113	$1,138,390	$(17,093,121)	$18,760,349

Current liabilities	$307,107	$830,077	$35,256	$—	$1,172,440
Intercompany accounts	118,811	(127,588)	8,777	—	—
Deferred income taxes	2,369,159	—	2,716	—	2,371,875
Long-term debt	11,334,903	296,205	450,000	—	12,081,108
Other long-term obligations	173,825	41,295	644	—	215,764
Stockholders’ equity	2,919,162	16,452,124	640,997	(17,093,121)	2,919,162

	$17,222,967	$17,492,113	$1,138,390	$(17,093,121)	$18,760,349

	At December 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Current assets	$358,725	$930,936	$165,984	$—	$1,455,645
Property and equipment, net	—	13,925,224	641,098	(11,972)	14,554,350
Investments in subsidiaries	16,520,722	471,283	—	(16,992,005)	—
Investments in and advances to unconsolidated affiliates	—	1,923,155	—	—	1,923,155
Other non-current assets	294,165	436,353	297,377	—	1,027,895

	$17,173,612	$17,686,951	$1,104,459	$(17,003,977)	$18,961,045

Current liabilities	$305,354	$911,731	$29,136	$—	$1,246,221
Intercompany accounts	(44,380)	38,277	6,103	—	—
Deferred income taxes	2,469,333	—	—	—	2,469,333
Long-term debt	11,301,034	296,664	450,000	—	12,047,698
Other long-term obligations	143,726	54,828	694	—	199,248
Stockholders’ equity	2,998,545	16,385,451	618,526	(17,003,977)	2,998,545

	$17,173,612	$17,686,951	$1,104,459	$(17,003,977)	$18,961,045

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended March 31, 2011
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$1,361,268	$143,686	$—	$1,504,954
Equity in subsidiaries’ earnings	113,599	65,370	—	(178,969)	—
Expenses:
Casino and hotel operations	2,806	862,274	74,977	—	940,057
General and administrative	2,430	241,732	25,400	—	269,562
Corporate expense	15,710	21,009	(234)	—	36,485
Property transactions, net	—	(11)	102	—	91
Depreciation and amortization	—	142,632	9,765	—	152,397

	20,946	1,267,636	110,010	—	1,398,592

Income from unconsolidated affiliates	—	1,752	61,591	—	63,343

Operating income (loss)	92,653	160,754	95,267	(178,969)	169,705
Interest expense, net	(257,224)	(4,813)	(7,877)	—	(269,914)
Other income (expense), net	10,982	(42,618)	(12,609)	—	(44,245)

Income (loss) before income taxes	(153,589)	113,323	74,781	(178,969)	(144,454)
Benefit (provision) for income taxes	63,718	(100)	(9,035)	—	54,583

Net income (loss)	$(89,871)	$113,223	$65,746	$(178,969)	$(89,871)

	For the Three Months Ended March 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Net revenues	$—	$1,311,022	$146,370	$—	$1,457,392
Equity in subsidiaries’ earnings	(43,224)	40,555	—	2,669	—
Expenses:
Casino and hotel operations	3,457	838,988	77,203	—	919,648
General and administrative	2,449	247,242	26,363	—	276,054
Corporate expense	3,649	22,106	(877)	—	24,878
Preopening and start-up expenses	—	3,494	—	—	3,494
Property transactions, net	—	689	—	—	689
Depreciation and amortization	—	152,964	10,170	—	163,134

	9,555	1,265,483	112,859	—	1,387,897

Income (loss) from unconsolidated affiliates	—	(104,131)	23,213	—	(80,918)

Operating income (loss)	(52,779)	(18,037)	56,724	2,669	(11,423)
Interest expense, net	(250,039)	(7,216)	(6,920)	—	(264,175)
Other income (expense), net	151,557	(25,989)	(7,063)	—	118,505

Income (loss) before income taxes	(151,261)	(51,242)	42,741	2,669	(157,093)
Benefit (provision) for income taxes	54,520	7,138	(1,306)	—	60,352

Net income (loss)	$(96,741)	$(44,104)	$41,435	$2,669	$(96,741)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Three Months Ended March 31, 2011
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(171,230)	$142,245	$52,963	$—	$23,978

Cash flows from investing activities
Capital expenditures, net of construction payable	—	(33,654)	(805)	—	(34,459)
Investments in and advances to unconsolidated affiliates	(40,000)	(36,648)	—	—	(76,648)
Distributions from unconsolidated affiliates	—	985	—	—	985
Investments in treasury securities — maturities longer than 90 days	—	(60,035)	—	—	(60,035)
Proceeds from treasury securities — maturities longer than 90 days	—	59,994	—	—	59,994
Other	—	(374)	—	—	(374)

Net cash provided by (used in) investing activities	(40,000)	(69,732)	(805)	—	(110,537)

Cash flows from financing activities
Net (repayments) borrowings under bank credit facilities — maturities of 90 days or less	529,910	—	(314,238)	—	215,672
Borrowings under bank credit facilities — maturities longer than 90 days	824,609	—	382,119	—	1,206,728
Repayments under bank credit facilities — maturities longer than 90 days	(1,009,519)	—	(67,881)	—	(1,077,400)
Retirement of senior notes	(325,470)	—	—	—	(325,470)
Intercompany accounts	201,619	(164,006)	(37,613)	—	—
Other	(438)	(204)	(18)	—	(660)

Net cash (used in) provided by financing activities	220,711	(164,210)	(37,631)	—	18,870

Cash and cash equivalents
Net increase (decrease) for the period	9,481	(91,697)	14,527	—	(67,689)
Balance, beginning of period	72,457	278,801	147,706	—	498,964

Balance, end of period	$81,938	$187,104	$162,233	$—	$431,275

	For the Three Months Ended March 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(241,321)	$173,855	$22,557	$—	$(44,909)

Cash flows from investing activities
Capital expenditures, net of construction payable	—	(52,928)	(1,014)	—	(53,942)
Investments in and advances to unconsolidated affiliates	—	(262,000)	—	—	(262,000)
Other	—	(292)	—	—	(292)

Net cash used in investing activities	—	(315,220)	(1,014)	—	(316,234)

Cash flows from financing activities
Net repayments under bank credit facilities — maturities of 90 days or less	(1,105,177)	—	(170,000)	—	(1,275,177)
Borrowings under bank credit facilities maturities longer than 90 days	1,492,524	—	450,000	—	1,942,524
Repayments under bank credit facilities maturities longer than 90 days	(2,119,037)	—	(280,000)	—	(2,399,037)
Issuance of senior notes, net	845,000	—	—	—	845,000
Retirement of senior notes	—	(296,956)	—	—	(296,956)
Debt issuance costs	(70,654)	—	—	—	(70,654)
Intercompany accounts	(330,532)	363,798	(33,266)	—	—
Payment of Detroit Economic Development Other	(178)	17	(16)	—	(177)

Net cash provided by (used in) financing activities	(1,288,054)	66,859	(33,282)	—	(1,254,477)

Cash and cash equivalents
Net decrease for the period	(1,529,375)	(74,506)	(11,739)	—	(1,615,620)
Balance, beginning of period	1,718,616	263,386	74,205	—	2,056,207

Balance, end of period	$189,241	$188,880	$62,466	$—	$440,587

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2010, which were included in our Form 10-K, filed with the SEC on February 28, 2011. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.”
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

   Gold Strike Tunica
     On May 2, 2011, Gold Strike Tunica was closed due to flooding of the Mississippi River. We do not know how long the property will be closed or the extent of potential damage which may occur. We carry flood and business interruption insurance, but it is not possible at this time to predict any future claims or payments.
   Effect of Economic Factors on Results of Operations
     The state of the U.S. economy has negatively affected our results of operations over the past several years, and we expect to continue to be sensitive to certain aspects of the current uncertain economic conditions. Individuals and businesses responded to the difficult economic conditions by reducing spending and travel budgets. We have begun to see a rebound in each of our segments, including our convention business, but we expect conditions currently or recently present in the economic environment to continue to negatively affect our operating results including:
•	Weaknesses in employment and increases in unemployment;

•	Weak consumer confidence;

•	Weak housing market and significant declines in housing prices and related home equity; and

•	Decreases in airline capacity to Las Vegas.
     Because of these economic conditions, we have increasingly focused on managing costs and continue to review all areas of operations for efficiencies and we continually manage staffing levels across all our resorts. Our results of operations are also affected by decisions we make related to our capital allocation, our access to capital, and our cost of capital — all of which are affected by the uncertain state of the global economy and the continued instability in the capital markets. For example, we will incur higher interest costs in connection with the amendments to our senior credit facility in 2009 and 2010. Also, our general cost of debt has increased over the past few years. These factors may affect our ability to access future capital and cause future borrowings to carry higher interest rates.
    MGM Macau
     Proposed Initial Public Offering and Related Transactions. In April 2011, we entered into a partner process and securities purchase agreement with Ms. Ho, Pansy Catilina Chiu King (“Ms. Pansy Ho”) and certain wholly-owned subsidiaries of Ms. Pansy Ho pursuant to which the proposed initial public offering of the shares of MGM China Holdings Limited (“MGM China”) on the Hong Kong Stock Exchange (the “IPO”) and related transactions will be structured so that we would obtain 51% ownership, and management control, of MGM China upon consummation of the offering. MGM China will become the owner of MGM Grand Paradise, S.A., the Macau company that owns the MGM Macau resort and casino and the related gaming sub-concession. Upon consummation of the initial public offering, MGM China will be owned (through intermediary companies) 51% by us, 29% by Ms. Pansy Ho, and 20% by public shareholders. An entity controlled by Ms. Pansy Ho will grant an over-allotment option to the underwriters equal to up to 3% of the shares of MGM China, the exercise of which will reduce her holdings. In the transactions, we will acquire a 1% interest in MGM China at the same price per share as the shares sold to public shareholders. The net proceeds of the offering and of our 1% purchase will be remitted to an entity controlled by Ms. Pansy Ho. The agreements described above remain subject to certain conditions, including required approvals of the Hong Kong Stock Exchange. Additionally, the timing and terms of any such listing have not yet been determined, and there can be no assurance that the proposed transactions will be consummated.
     In addition, the partner process and securities purchase agreement provides, among other things, for the sale of $300 million in aggregate principal amount of our 4.25% convertible senior notes due 2015 on terms that will be substantially similar to those governing our existing convertible senior notes due 2015 (the “Notes”) for a purchase price of 103.805% of the principal amount thereof to a wholly-owned subsidiary of Ms. Pansy Ho in a transaction exempt from registration under the Securities Act of 1933, as amended. The Notes will be convertible at an initial conversion rate, subject to adjustment under certain circumstances, of approximately 53.83 shares of our common stock per $1,000 principal amount of the Notes. The issuance of the Notes is conditioned upon (a) the consummation of the initial public offering of the shares of MGM China on the Hong Kong Stock Exchange and (b) our receipt of stockholder approval at our annual meeting to be held on June 14, 2011 to increase the number of authorized shares of common stock under our certificate of incorporation.
     In the event the proposed transactions are consummated, we will consolidate MGM China with our consolidated financial statements due to our ownership control and the non-controlling interests in MGM China will be presented as a component of our stockholders’ equity. We expect to recognize a significant gain on the transactions based on the anticipated excess value to be established by the initial public offering over the carrying value of our existing investment. Such gain will not be currently taxable.
     In addition, the agreement to issue the Notes at a later date based on the fixed terms described above constitutes a derivative instrument. As such, changes in the fair value of the instrument must be recognized by us currently in earnings. Upon issuance of the Notes, the fair value of the derivative instrument will be equal to the difference between the fair value of the Notes and the Notes’ issuance price. The Notes will be recorded at fair value determined by the trading price of our existing convertible notes on the date of issuance of the Notes with the difference recorded as a discount or premium to be recognized over the term of the Notes. If the Notes are not issued, the derivative will expire.
     Distributions. We received a distribution of approximately $31 million from MGM Macau during the quarter ending March 31, 2011. We recognized this distribution as a cash flow from operating activities in the accompanying consolidated statement of cash flows.
   Borgata
     We have a 50% economic interest in Borgata Hotel Casino & Spa (“Borgata”) located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation (“Boyd”) owns the other 50% of Borgata and also operates the resort. Our interest is held in trust and currently offered for sale pursuant to our settlement agreement with New Jersey Department of Gaming Enforcement (“DGE”). In March 2010, the New Jersey Casino Control Commission (‘CCC”) approved our settlement agreement with the DGE pursuant to which we placed our 50% ownership interest in Borgata and related leased land in Atlantic City into a divestiture trust. Following the transfer of these interests into trust, we ceased to be regulated by the CCC or the DGE, except as otherwise provided by the trust agreement and the settlement agreement. Boyd’s 50% interest is not affected by the settlement.
     The terms of the settlement mandate the sale of the trust property within a 30-month period ending in September 2012. During the 18 months ending in September 2011, we have the right to direct the trustee to sell the trust property, subject to approval of the CCC. If a sale is not concluded by that time, the trustee is responsible for selling the trust property during the following 12-month period. We continue to negotiate with certain parties that have expressed interest in the asset, but can provide no assurance that a transaction will be completed. Prior to the consummation of the sale, the divestiture trust will retain any cash flows received in respect of the trust property, but will pay property taxes and other costs attributable to the trust property. We are the sole economic beneficiary of the trust and will be permitted to reapply for a New Jersey gaming license beginning 30 months after the completion of the sale of the trust assets. As of March 31, 2011, the trust had $188 million of cash and investments, of which $150 million is held in treasury securities with maturities greater than 90 days but less than one year, and is recorded within “Prepaid expenses and other.”
     As a result of our ownership interest in Borgata being placed into a trust we no longer have significant influence over Borgata; therefore, we discontinued the equity method of accounting for Borgata at the point the assets were placed in the trust in March 2010, and account for our rights under the trust agreement under the cost method of accounting. The carrying value of our investment related to Borgata is included in “Other long-term assets, net.” Earnings and losses that relate to the investment that were previously accrued remain as a part of the carrying amount of the investment. Distributions received by the trust that do not exceed our share of earnings are recognized currently in earnings. However, distributions received by the trust that exceed our share of earnings for such periods are applied to reduce the carrying amount of our investment. We consolidate the trust as we are the sole economic beneficiary. The trust did not receive distributions from Borgata during the three months ended March 31, 2011 or March 31, 2010.
   Impairments
     A complete discussion of our critical accounting policies related to impairments of long-lived assets and investments in unconsolidated affiliates is included in our Form 10-K for the period ending December 31, 2010. We did not identify circumstances that existed that would indicate the carrying value of our long-lived assets may not be recoverable; therefore, we did not review any of our wholly-owned long-lived asset groups, generally our operating resorts, for impairment as of March 31, 2011. Historically, the undiscounted cash flows of our significant long-lived assets have exceeded their carrying values by a substantial margin such that any recent decline in operating performance would not be indicative of a potential impairment.
   Reimbursed Costs
     Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services. We recognize costs reimbursed pursuant to management services as revenue in the period we incur the costs. Reimbursed costs, which are related mainly to our management of CityCenter, were $86 million and $93 million for the first quarter of 2011 and 2010, respectively.

Results of Operations
     The following discussion is based on our consolidated financial statements for the three months ended March 31, 2011 and 2010.
   Summary Financial Results
     Net revenue increased 4% excluding reimbursed costs revenue. Revenues benefited from an increase in convention room nights during the first quarter, which contributed to increases in rooms revenue and other non-gaming revenues. Operating income increased to $170 million as a result of increases in revenue and stronger margins and from an increase in income from unconsolidated affiliates which was driven by strong results at MGM Macau. Our share of operating losses from CityCenter also decreased significantly compared to the prior year quarter which included $86 million related to our share of the residential inventory impairment charge at CityCenter.
    Operating Results — Detailed Revenue Information
     The following table presents details of our net revenues:

	Three Months Ended March 31,
		Percentage
	2011	Change	2010
	(In thousands)
Casino revenue, net:
Table games	$184,808	(13%)	$212,679
Slots	380,649	1%	376,607
Other	16,866	(21%)	21,471

Casino revenue, net	582,323	(5%)	610,757
Non-casino revenue:
Rooms	368,337	13%	325,676
Food and beverage	336,824	7%	316,156
Entertainment, retail and other	279,966	4%	269,577
Reimbursed costs	86,288	(8%)	93,323

Non-casino revenue	1,071,415	7%	1,004,732

	1,653,738	—	1,615,489
Less: Promotional allowances	(148,784)	(6%)	(158,097)

	$1,504,954	3%	$1,457,392

     Table games revenue decreased 13% for the first quarter and was negatively affected by a lower table games hold percentage — approximately 230 basis points lower compared to the prior year quarter. Table games hold percentage was below the low end of our normal hold range in the current year quarter. Total table games revenue was also affected by lower table games volume, which decreased 5% compared to the prior year quarter. Slots revenue increased 1% in the quarter.
     Rooms revenue, including resort fees, increased 13% in the first quarter. Resort fees were adopted by most of our Las Vegas Strip resorts throughout 2010 and are reported in rooms revenue beginning in 2011 with prior periods reclassified to present comparative results. REVPAR, including resort fees, increased 16% at our Las Vegas Strip resorts, driven by stronger convention business in the first quarter of 2011 compared to the prior year. Mandalay Bay led our portfolio with a 21% increase over the prior year quarter. The following table shows key hotel statistics for our Las Vegas Strip resorts:

	Three Months Ended March 31,
	2011	2010
Occupancy	87%	85%
Average Daily Rate (ADR)	$130	$114
Revenue per Available Room (REVPAR)	113	97
     Food and beverage revenue increased 7% compared to the prior year quarter driven by an increase in convention and banquet revenue. Entertainment, retail, and other revenues increased 4%.

   Operating Results — Income from Unconsolidated Affiliates
     The following table summarizes information related to our income (loss) from unconsolidated affiliates:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
CityCenter	$(5,823)	$(118,612)
MGM Macau	61,680	23,099
Borgata	—	6,971
Other	7,486	7,624

	$63,343	$(80,918)

     Income from unconsolidated affiliates in 2011 increased due to higher operating income at MGM Macau, which earned operating income of $126 million in the first quarter of 2011, including depreciation expense of $20 million; compared to operating income of $49 million in the 2010 first quarter, which included depreciation expense of $22 million. Our share of losses from CityCenter decreased significantly, as operating loss at CityCenter decreased to $37 million for the first quarter of 2011, which included depreciation expense of $92 million. Operating loss in the prior year quarter was $255 million, which included depreciation expense of $69 million and residential inventory impairment charges of $171 million.
     We ceased recording Borgata operating results as income from unconsolidated affiliates under the equity method of accounting in March 2010.
Non-operating Results
     Interest expense increased to $270 million in the first quarter compared to $264 million in the prior year quarter due to higher interest rates on senior notes issued during 2010 compared to senior notes we retired during 2010. We did not capitalize interest expense in either period.
     Our loss from “Other non-operating items from unconsolidated affiliates” increased due to our share of $24 million in non-operating expense at CityCenter related to certain costs incurred to restructure its debt and the write-off of debt issuance costs. Additionally, net interest expense increased at CityCenter as a result of ceasing capitalization of interest in early 2010.
     “Other, net” included a $142 million gain on debt redemption in the first quarter of 2010 related to amending and restating our senior credit facility.
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
     The following table presents a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Adjusted EBITDA	$322,193	$155,894
Preopening and start-up expenses	—	(3,494)
Property transactions, net	(91)	(689)
Depreciation and amortization	(152,397)	(163,134)

Operating income (loss)	169,705	(11,423)

Non-operating income (expense)
Interest expense	(269,914)	(264,175)
Other, net	(44,245)	118,505

Loss before income taxes	(144,454)	(157,093)
Benefit for income taxes	54,583	60,352

Net loss	$(89,871)	$(96,741)

     Adjusted EBITDA increased 107% for the three month period in 2011. Excluding the $86 million impact from the residential impairment charge recorded by CityCenter in 2010, and the $12 million of income related to forfeited residential deposits at CityCenter in 2010, Adjusted EBITDA increased 40% and the Adjusted EBITDA margin increased to 26% from 19%. Adjusted EBITDA for the first quarter of 2011 was positively affected by hotel room rates and improved operating performance at both MGM Macau and CityCenter.
     Adjusted Property EBITDA for our wholly-owned resorts increased 12% compared to the prior year first quarter. The changes in Adjusted Property EBITDA were largely due to the factors discussed in “Summary Financial Results” and “Effect of Economic Factors on Results of Operations.”

     The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended March 31, 2011
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$28,814	$—	$—	$25,087	$53,901
MGM Grand Las Vegas	17,568	—	—	19,300	36,868
Mandalay Bay	14,242	—	—	22,202	36,444
The Mirage	18,020	—	28	14,351	32,399
Luxor	10,475	—	—	9,639	20,114
New York-New York	15,283	—	(85)	5,930	21,128
Excalibur	10,948	—	—	5,194	16,142
Monte Carlo	7,965	—	—	5,795	13,760
Circus Circus Las Vegas	(144)	—	—	4,717	4,573
MGM Grand Detroit	33,690	—	103	9,740	43,533
Beau Rivage	1,933	—	39	11,164	13,136
Gold Strike Tunica	6,008	—	—	3,440	9,448
Management operations	(2,739)	—	—	3,439	700
Other operations	(2,986)	—	(7)	1,418	(1,575)

Wholly-owned operations	159,077	—	78	141,416	300,571
CityCenter (50%)	(5,823)	—	—	—	(5,823)
Macau (50%)	61,680	—	—	—	61,680
Other unconsolidated resorts	7,486	—	—	—	7,486

	222,420	—	78	141,416	363,914
Stock compensation	(9,210)	—	—	—	(9,210)
Corporate	(43,505)	—	13	10,981	(32,511)

	$169,705	$—	$91	$152,397	$322,193

	Three Months Ended March 31, 2010
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$37,564	$—	$(112)	$24,514	$61,966
MGM Grand Las Vegas	18,383	—	—	20,103	38,486
Mandalay Bay	1,867	—	—	23,533	25,400
The Mirage	9,819	—	—	15,606	25,425
Luxor	1,437	—	—	11,326	12,763
New York-New York	11,013	—	14	7,040	18,067
Excalibur	8,238	—	784	5,845	14,867
Monte Carlo	456	—	—	5,993	6,449
Circus Circus Las Vegas	(3,646)	—	—	5,339	1,693
MGM Grand Detroit	30,355	—	—	10,150	40,505
Beau Rivage	4,414	—	3	12,286	16,703
Gold Strike Tunica	6,429	—	—	3,632	10,061
Management operations	(7,193)	—	—	3,331	(3,862)
Other operations	(2,529)	—	—	1,441	(1,088)

Wholly-owned operations	116,607	—	689	150,139	267,435
CityCenter (50%)	(122,105)	3,494	—	—	(118,611)
Macau (50%)	23,099	—	—	—	23,099
Other unconsolidated resorts	14,757	—	—	—	14,757

	32,358	3,494	689	150,139	186,680
Stock compensation	(9,555)	—	—	—	(9,555)
Corporate	(34,226)	—	—	12,995	(21,231)

	$(11,423)	$3,494	$689	$163,134	$155,894

Liquidity and Capital Resources
   Cash Flows — Operating Activities
     Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by the timing of significant tax payments or refunds and distributions from unconsolidated affiliates. Cash provided by operating activities was $24 million for the three months ended March 31, 2011, compared to cash used in operating activities of $45 million in the prior year period, primarily due to an increase in operating income and an increase in distributions from unconsolidated affiliates. At March 31, 2011, we held cash and cash equivalents of $431 million.
   Cash Flows — Investing Activities
     In the three months ended March 31, 2011, we made investments and advances of $77 million to CityCenter, of which $37 million related to a required equity contribution in connection with CityCenter’s first quarter 2011 financing transactions and $40 million related to payments made pursuant to our completion guarantee. During the three month period ended March 31, 2010, we made $262 million in payments to CityCenter pursuant to our completion guarantee.
     During the first quarter of 2011, our New Jersey Trust received proceeds of $60 million from treasury securities with maturities greater than 90 days and reinvested $60 million in treasury securities with maturities greater than 90 days.
     We had capital expenditures of $34 million in 2011 related mainly to capital expenditures at various resorts, including room and restaurant remodels, theater renovations, and a remodel of the high limit slots area at Bellagio. Most of the costs capitalized related to furniture and fixtures, materials, and external labor costs. Capital expenditures of $54 million in 2010 mainly related to the purchase of an aircraft and various capital projects at our resorts.
     Our capital expenditures fluctuate from year to year depending on our decisions with respect to strategic capital investments in new or existing resorts and the timing of more regular capital investments to maintain the quality of our resorts; the amounts of which can vary depending on timing of larger remodel projects related to our public spaces and hotel rooms. We expect to continue our scheduled capital expenditures during the remainder of 2011, which include room remodel projects at Bellagio and MGM Grand. In accordance with our senior credit facility covenants, we are limited to $500 million of annual capital expenditures (as defined in the agreement governing our senior credit facility) in 2011. We currently expect to spend approximately $275 million on capital expenditures in 2011.
   Cash Flows — Financing Activities
     In the three months ended March 31, 2011, we repaid the $325 million outstanding principal amount of our 8.375% senior subordinated notes due 2011 at maturity. In the three months ended March 31, 2010, excluding the $1.6 billion we repaid immediately after year end on our credit facility, we borrowed net debt of $399 million, including the issuance of $845 million of 9% senior secured notes due 2020 and the repayment of $297 million of 9.375% senior notes at maturity.
   Other Factors Affecting Liquidity
     Tax refund. In April 2011, we received a tax refund of approximately $175 million.
     Borgata settlement. As discussed in “Executive Overview — Borgata,” we entered into a settlement agreement with the DGE agreement under which we will sell our 50% ownership interest in Borgata and related leased land in Atlantic City. Prior to the consummation of the sale, the divestiture trust will retain any cash flows received in respect of the trust property, but will pay property taxes and other costs attributable to the trust property to the extent that minimum trust cash balances are maintained. Prior to the settlement agreement, we had received significant distributions from Borgata and not receiving such distributions until the ultimate sale could negatively affect our liquidity in interim periods.
     CityCenter completion guarantee. In January 2011, we entered into an amended completion and cost overrun guarantee in connection with CityCenter’s restated senior credit facility agreement and issuance of $1.5 billion of senior secured first lien notes and senior secured second lien notes. Consistent with the previous completion guarantee, the terms of the amended completion guarantee provide for the application of the then remaining $124 million of net residential proceeds from sales of condominium properties at CityCenter to fund construction costs, or to reimburse us for construction costs previously expended; however, the timing of receipt of such proceeds is uncertain.

     As of March 31, 2011, we had funded $593 million under the completion guarantee. We have recorded a receivable from CityCenter of $116 million related to these amounts, which represents amounts reimbursable to us from CityCenter from future residential proceeds. We had a remaining estimated net obligation under the completion guarantee of $35 million which includes estimated litigation costs related to the resolution of disputes with contractors as to the final construction costs and estimated amounts to be paid to contractors either through the joint venture’s extra-judicial settlement process or through the legal process related to the Perini litigation. Our accrual also reflects certain estimated offsets to the amounts claimed by the contractors. CityCenter has reached, or expects to reach, settlement agreements with most of the construction subcontractors. However, significant disputes remain with the general contractor and certain subcontractors. Amounts claimed by such parties exceed amounts included in our completion guarantee accrual by approximately $200 million, as such amounts exceed our best estimate of our liability. Moreover, we have not accrued for any contingent payments to CityCenter related to the Harmon Hotel & Spa component, which is unlikely to be completed using the building as it now stands. We do not believe we would be responsible for funding any additional remediation efforts that might be required with respect to the Harmon; however, our view is based on a number of developing factors, including with respect to on-going litigation with CityCenter’s contractors, actions by local officials and other developments related to the CityCenter venture, that are subject to change.
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
     As of March 31, 2011, long-term variable rate borrowings represented approximately 22% of our total borrowings. Assuming a 100 basis-point increase in LIBOR over the 2% floor specified in our senior credit facility, our annual interest cost would change by approximately $26 million based on gross amounts outstanding at March 31, 2011. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

								Fair Value
	Debt maturing in,							March 31,
	2011	2012	2013	2014	2015	Thereafter	Total	2011
				(In millions)
Fixed rate	$130	$545	$1,384	$1,159	$2,025	$4,402	$9,645	10,055
Average interest rate	N/A	6.8%	10.2%	8.4%	5.3%	9.2%	8.2%
Variable rate	$—	$—	$—	$2,649	$—	$—	$2,649	2,568
Average interest rate	N/A	N/A	N/A	7.0%	N/A	N/A	7.0%
Cautionary Statement Concerning Forward-Looking Statements
     This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to generate significant cash flow; and amounts that we expect to receive in federal tax refunds, amounts we will invest in capital expenditures, amounts we will pay under the CityCenter completion guarantee, amounts we may receive from the sale of residential units at CityCenter, our expectations regarding the Macau IPO and the offering of the convertible senior notes. The foregoing is not a complete list of all forward-looking statements we make.
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
•	our substantial indebtedness and significant financial commitments and our ability to satisfy our obligations;

•	current and future economic and credit market conditions and our ability to service or refinance our indebtedness and to make planned expenditures;

•	restrictions and limitations in the agreements governing our senior credit facility and other senior indebtedness;

•	significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete;

•	the fact that we are subject to extensive regulation and the related cost of compliance or failure to comply with such regulations;

•	economic and market conditions in the markets in which we operate and in the locations in which our customers reside;

•	extreme weather conditions or climate change may cause property damage or interrupt business;

•	the concentration of our major gaming resorts on the Las Vegas Strip;

•	investing through partnerships or joint ventures including CityCenter and MGM Macau decreases our ability to manage risk;

•	our business is particularly sensitive to energy prices and a rise in energy prices;

•	leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks or acts of war or hostility;

•	we extend credit to a significant portion of our customers and we may not be able to collect gaming receivables from our credit players;

•	our insurance coverage may not be adequate to cover all possible losses that our properties could suffer. In addition, our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future;

•	plans for future construction can be affected by a number of factors, including timing delays and legal challenges;

•	the outcome of pending and potential future litigation claims against us;

•	the fact that Tracinda Corporation owns a significant amount of our common stock and may have interests that differ from the interests of other holders of our stock;

•	a significant portion of our labor force is covered by collective bargaining agreements; and

•	risks associated with doing business outside of the United States.
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

Item 4. Controls and Procedures
     Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a- 15(e) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.
     During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant developments in any of the cases disclosed in our Form 10-K in the three months ended March 31, 2011, except as follows:
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
     The CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the lawsuit. The Company believes that a loss with respect to Perini’s punitive damages claim is neither probable nor reasonably possible. Please refer to Note 4 in the accompanying consolidated financial statements for further discussion on the Company’s completion guarantee obligation which may be impacted by the outcome of the above litigation and the joint venture’s extra-judicial settlement process.

     Securities and derivative litigation. Sanjay Israni v. Robert H. Baldwin, et al. (Case No. CV-09-02914, filed September 25, 2009, Second Judicial District Court, Washoe County, Nevada). In May 2010 the Second Judicial District Court in Washoe County transferred this case to the Eighth Judicial District Court in Clark County, Nevada (Case No. A-10-619411-C), and in September 2010 the latter court consolidated this action with the Charles Kim v. James J. Murren, et al. shareholder derivative action, Case No. A-09-599937-C. The motions filed in December 2010 and January 2011 by the Company and its directors to dismiss the derivative complaints in the Israni and Kim cases were removed from the court’s calendar after plaintiffs in these actions filed an amended consolidated complaint on March 25, 2011. The amended complaint incorporates the original allegations of these actions and further mimics the allegations asserted in the plaintiffs’ amended consolidated complaint in the In Re MGM MIRAGE Securities Litigation pending in Nevada federal district court. The amended complaint also dropped deceased directors General Alexander Haig and Governor Kenny Guinn as individual defendants and added former board member Dr. Joseph Sugerman as a defendant. These cases remain pending.
     The Company will continue to vigorously defend itself against these claims.
Item 1A. Risk Factors
     A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to those factors in the three months ended March 31, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. We did not repurchase shares of our common stock during the quarter ended March 31, 2011. The maximum number of shares available for repurchase under our May 2008 repurchase program was 20 million as of March 31, 2011.
Item 6. Exhibits
10.1	Second Amended and Restated Sponsor Completion Guarantee, dated January 21, 2011, among MGM Resorts International, Bank of America, N.A. and U.S. Bank National Association (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on January 21, 2011).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101*	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at March 31, 2011 (unaudited) and December 31, 2010 (audited); (ii) Unaudited Statements of Operations for the three months ended March 31, 2011 and 2010; (iii) Unaudited Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements (tagged as blocks of text).

*	This exhibit is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International
Date: May 6, 2011	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: May 6, 2011	/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)