Form 10-Q
period 2011-06-30
MGM Resorts International
filed 2011-08-09
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 2, 2011
Common Stock, $.01 par value	488,636,870 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2011	December 31, 2010

ASSETS

Current assets
Cash and cash equivalents	$921,553	$498,964
Accounts receivable, net	370,075	321,894
Inventories	105,318	96,392
Income tax receivable	—	175,982
Deferred income taxes	151,044	110,092
Prepaid expenses and other	245,290	252,321

Total current assets	1,793,280	1,455,645

Property and equipment, net	15,017,905	14,554,350

Other assets
Investments in and advances to unconsolidated affiliates	1,690,136	1,923,155
Goodwill	2,906,755	86,353
Other intangible assets, net	5,209,866	342,804
Other long-term assets, net	598,248	598,738

Total other assets	10,405,005	2,951,050

	$27,216,190	$18,961,045

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$179,703	$167,084
Income taxes payable	2,244	—
Accrued interest on long-term debt	200,746	211,914
Other accrued liabilities	1,202,332	867,223

Total current liabilities	1,585,025	1,246,221

Deferred income taxes	2,736,116	2,469,333
Long-term debt	12,630,291	12,047,698
Other long-term obligations	219,484	199,248

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $.01 par value: authorized 1,000,000,000 shares; issued and outstanding 488,627,213 and 488,513,351 shares	4,886	4,885
Capital in excess of par value	4,077,236	4,060,826
Retained earnings (accumulated deficit)	2,285,249	(1,066,865)
Accumulated other comprehensive loss	(1,520)	(301)

Total MGM Resorts International stockholders’ equity	6,365,851	2,998,545
Noncontrolling interests	3,679,423	—

Total stockholders’ equity	10,045,274	2,998,545

	$27,216,190	$18,961,045

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Casino	$797,495	$599,026	$1,387,715	$1,218,644
Rooms	396,791	361,030	765,128	686,706
Food and beverage	371,960	360,217	708,784	676,373
Entertainment	130,094	123,935	249,687	240,617
Retail	54,292	51,062	100,442	94,951
Other	128,826	121,249	243,049	230,255
Reimbursed costs	89,482	90,361	175,770	183,684

	1,968,940	1,706,880	3,630,575	3,331,230
Less: Promotional allowances	(162,955)	(159,551)	(311,739)	(317,648)

	1,805,985	1,547,329	3,318,836	3,013,582

Expenses
Casino	485,965	356,001	836,730	710,807
Rooms	123,886	108,009	240,872	208,755
Food and beverage	215,899	204,675	414,147	387,287
Entertainment	94,505	90,261	182,716	181,257
Retail	32,479	30,579	61,638	58,578
Other	88,392	84,127	166,689	162,154
Reimbursed costs	89,482	90,361	175,770	183,684
General and administrative	301,582	282,404	571,144	558,458
Corporate expense	40,016	31,950	76,501	56,828
Preopening and start-up expenses	(316)	537	(316)	4,031
Property transactions, net	900	1,126,282	991	1,126,971
Gain on MGM China transaction	(3,496,005)	—	(3,496,005)	—
Depreciation and amortization	177,467	164,766	329,864	327,900

	(1,845,748)	2,569,952	(439,259)	3,966,710

Income (loss) from unconsolidated affiliates	32,027	(26,194)	95,370	(107,112)

Operating income (loss)	3,683,760	(1,048,817)	3,853,465	(1,060,240)

Non-operating income (expense)
Interest expense	(270,224)	(291,169)	(540,138)	(555,344)
Non-operating items from unconsolidated affiliates	(28,002)	(31,574)	(68,292)	(54,924)
Other, net	(13,017)	8,589	(16,972)	150,444

	(311,243)	(314,154)	(625,402)	(459,824)

Income (loss) before income taxes	3,372,517	(1,362,971)	3,228,063	(1,520,064)
Benefit for income taxes	78,174	479,495	132,757	539,847

Net income (loss)	3,450,691	(883,476)	3,360,820	(980,217)
Less: Net income attributable to noncontrolling interests	(8,706)	—	(8,706)	—

Net income (loss) attributable to MGM Resorts International	$3,441,985	$(883,476)	$3,352,114	$(980,217)

Income (loss) per share of common stock attributable to MGM Resorts International
Basic	$7.04	$(2.00)	$6.86	$(2.22)

Diluted	$6.22	$(2.00)	$6.09	$(2.22)

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$3,360,820	$(980,217)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	329,864	327,900
Amortization of debt discounts, premiums and issuance costs	47,182	39,731
Gain on retirement of long-term debt	—	(140,642)
Provision for doubtful accounts	12,539	19,135
Stock-based compensation	18,606	17,557
Property transactions, net	991	1,126,971
Gain on MGM China transaction	(3,496,005)	—
(Income) loss from unconsolidated affiliates	(27,078)	165,529
Distributions from unconsolidated affiliates	48,214	19,909
Change in deferred income taxes	(146,131)	(349,177)
Change in current assets and liabilities:
Accounts receivable	(7,008)	(15,316)
Inventories	(641)	5,004
Income taxes receivable and payable, net	178,284	183,211
Prepaid expenses and other	21,199	14,432
Accounts payable and accrued liabilities	(43,969)	(88,691)
Other	56	4,508

Net cash provided by operating activities	296,923	349,844

Cash flows from investing activities
Capital expenditures, net of construction payable	(85,178)	(79,095)
Dispositions of property and equipment	36	99
Acquisition of MGM China, net of cash acquired	407,046	—
Investments in and advances to unconsolidated affiliates	(102,648)	(302,000)
Distributions from unconsolidated affiliates	2,799	—
Investments in treasury securities - maturities longer than 90 days	(150,130)	—
Proceeds from treasury securities - maturities longer than 90 days	149,999	—
Other	(778)	14,810

Net cash provided by (used in) investing activities	221,146	(366,186)

Cash flows from financing activities

Net repayments under bank credit facilities – maturities of 90 days or less	(1,278,106)	(3,112,807)
Borrowings under bank credit facilities – maturities longer than 90 days	3,490,856	5,122,565
Repayments under bank credit facilities – maturities longer than 90 days	(2,284,128)	(4,341,560)
Issuance of senior notes	311,415	1,995,000
Retirement of senior notes	(333,906)	(508,640)
Debt issuance costs	—	(98,531)
Capped call transactions	—	(81,478)
Other	(1,364)	(1,206)

Net cash used in financing activities	(95,233)	(1,026,657)

Effect of exchange rate on cash	(247)	—

Cash and cash equivalents
Net increase (decrease) for the period	422,589	(1,042,999)
Balance, beginning of period	498,964	2,056,207

Balance, end of period	$921,553	$1,013,208

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$505,816	$500,523
Federal, state and foreign income taxes paid, net of refunds	(172,177)	(361,533)

Non-cash investing and financing activities
Increase in investment in CityCenter related to change in completion guarantee liability	$18,459	$115,892

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — ORGANIZATION

Organization. MGM Resorts International (the “Company”) is a Delaware corporation. As of June 30, 2011, approximately 27% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. Tracinda Corporation has significant influence with respect to the election of directors and other matters, but it does not have the power to solely determine these matters. MGM Resorts International acts largely as a holding company and, through wholly owned subsidiaries, owns and/or operates casino resorts.

The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, and Circus Circus Las Vegas. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of three towers. Other Nevada operations include Circus Circus Reno, Gold Strike in Jean, and Railroad Pass in Henderson. The Company and its local partners own and operate MGM Grand Detroit in Detroit, Michigan. The Company owns and operates two resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike Tunica. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

The Company owns 51% and has a controlling interest in MGM China Holdings Limited (“MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns the MGM Macau resort and casino and the related gaming subconcession and land concession. MGM Macau is a five-star integrated resort located on the Macau Peninsula, with a 587-room hotel, over 1,000 slot machines and 427 table games. See Note 3 for additional information related to MGM China.

The Company owns 50% of CityCenter, located between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp (“Infinity World”), a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, a casino resort; Mandarin Oriental Las Vegas, a non-gaming boutique hotel; Crystals, a retail, dining and entertainment district; and Vdara, a luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental and Veer. The Company receives a management fee of 2% of revenues for the management of Aria and Vdara, and 5% of EBITDA (as defined in the agreements governing the Company’s management of Aria and Vdara). In addition, the Company receives an annual fee of $3 million for the management of Crystals.

The Company has 50% interests in Grand Victoria and Silver Legacy. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Silver Legacy is located in Reno, adjacent to Circus Circus Reno, and the other 50% is owned by Eldorado LLC.

MGM Hospitality seeks to leverage the Company’s management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. The Company has entered into management agreements for hotels in the Middle East, North Africa, India and China.

Borgata. The Company has a 50% economic interest in Borgata Hotel Casino & Spa (“Borgata”) located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation (“Boyd”) owns the other 50% of Borgata and also operates the resort. The Company’s interest is held in trust and currently offered for sale pursuant to the Company’s settlement agreement with New Jersey Department of Gaming Enforcement (“DGE”). In March 2010, the New Jersey Casino Control Commission (“CCC”) approved the Company’s settlement agreement with the DGE pursuant to which the Company placed its 50% ownership interest in Borgata and related leased land in Atlantic City into a divestiture trust. The settlement agreement was amended on July 22, 2011 with the approval of the CCC on August 8, 2011. Following the transfer of these interests into trust, the Company ceased to be regulated by the CCC or the DGE, except as otherwise provided by the trust agreement and the settlement agreement. Boyd’s 50% interest is not affected by the settlement.

The terms of the settlement, as amended, mandate the sale of the trust property by March 2014, which represents an 18-month extension compared to the original settlement. During the period ending in March 2013, which also represents an 18-month extension compared to the original settlement, the Company has the right to direct the trustee to sell the trust property, subject to approval of the CCC. If a sale is not concluded by that time, the trustee is responsible for selling the trust property during the following 12-month period. The Company continues to negotiate with certain parties that have expressed interest in the asset, but can provide no assurance that a transaction will be completed. Prior to the consummation of the sale, the divestiture trust will retain any cash flows received in respect of the trust property, but will pay property taxes and other costs attributable to the trust property. The Company is the sole economic beneficiary of the trust and will be permitted to reapply for a New Jersey gaming license beginning 30 months after the completion of the sale of the trust assets. As of June 30, 2011, the trust had $188 million of cash and investments, of which $150 million is held in U.S. treasury securities with maturities greater than 90 days but less than one year, and is recorded within “Prepaid expenses and other.”

As a result of the Company’s ownership interest in Borgata being placed into a trust, the Company no longer has significant influence over Borgata; therefore, the Company discontinued the equity method of accounting for Borgata at the point the assets were placed in the trust in March 2010, and accounts for its investment in Borgata under the cost method of accounting. The carrying value of the investment related to Borgata is included in “Other long-term assets, net.” Earnings and losses that relate to the investment that were previously accrued remain as a part of the carrying amount of the investment. Distributions received by the trust that do not exceed the Company’s share of earnings are recognized currently in earnings. However, distributions received by the trust that exceed the Company’s share of earnings for such periods are applied to reduce the carrying amount of its investment. The Company consolidates the trust as it is the sole economic beneficiary. The trust did not receive distributions from Borgata during the three and six months ended June 30, 2011. In the second quarter of 2010, the trust received distributions from the joint venture of $15 million, of which $6 million was recorded as a reduction of the carrying value and $9 million was recorded as “Other, net” non-operating income.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments – which include only normal recurring adjustments – necessary to present fairly the Company’s financial position as of June 30, 2011 and the results of its operations and cash flows for the three and six months ended June 30, 2011 and 2010. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

As further discussed in Note 3, the Company began consolidating the results of MGM China on June 3, 2011 and ceased recording the results of MGM Macau as an equity method investment.

Certain reclassifications, which have no effect on previously reported net income, have been made to the 2010 financial statements to conform to the 2011 presentation. The Company reclassified hotel resort fees to rooms revenue from other revenue. The total amounts reclassified to rooms revenue for the three and six months ended June 30, 2010 were $16 million and $28 million, respectively. Pursuant to the guidance in the recently issued AICPA Audit and Accounting Guide Gaming, the Company also reclassified certain amounts paid under slot participation agreements from a reduction in casino revenue to casino expense. Slot participation fees were $8 million and $16 million in the three and six months ended June 30, 2011, respectively, and $10 million and $18 million in the three and six months ended June 30, 2010, respectively.

Investments in and advances to unconsolidated affiliates. The Company has investments in unconsolidated affiliates accounted for under the equity method. Under the equity method, carrying value is adjusted for the Company’s share of the investees’ earnings and losses, as well as capital contributions to and distributions from these companies. Distributions in excess of equity method earnings are recognized as a return of investment and recorded as investing cash inflows in the accompanying consolidated statements of cash flows. The Company classifies operating income and losses as well as gains and impairments related to its investments in unconsolidated affiliates as a component of operating income or loss, as the Company’s investments in such unconsolidated affiliates are an extension of the Company’s core business operations.

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

Fair value measurement. Fair value measurements affect the Company’s accounting and impairment assessments of its long-lived assets, investments in unconsolidated affiliates, cost method investments, assets acquired and liabilities assumed in an acquisition, goodwill, and other intangible assets. Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: “Level 1” inputs, such as quoted prices in an active market; “Level 2” inputs, which are observable inputs for similar assets; or “Level 3” inputs, which are unobservable inputs.

When assessing the impairment of its investment in CityCenter at June 30, 2010, the Company estimated fair value utilizing “Level 3” inputs. See Note 4 for additional discussion. At June 30, 2011, the fair value of the Company’s treasury securities held by the Borgata trust was $150 million, measured using “Level 1” inputs. See Note 1. The Company’s $300 million 4.25% convertible senior notes due 2015 were recorded at fair value on the issue date, measured using “Level 1” inputs. See Note 7 for further discussion of the convertible senior note issuance.

Gaming promoters. A significant portion of the high-end (“VIP”) gaming volume at MGM Macau is generated through the use of gaming promoters, also known as junket operators. These operators introduce high-end gaming players to MGM Macau, assist these customers with travel arrangements, and extend gaming credit to these players. VIP gaming at MGM Macau is conducted by the use of special purpose nonnegotiable gaming chips called “rolling chips.” Gaming promoters purchase these rolling chips from MGM Macau and in turn they sell these chips to their players. The rolling chips allow MGM Macau to track the amount of wagering conducted by each gaming promoters’ clients in order to determine VIP gaming play. In exchange for the gaming promoters’ services, MGM Macau pays them either through rolling chip turnover-based commissions or through revenue-sharing arrangements. The estimated portion of the gaming promoter payments that represent amounts passed through to VIP customers is recorded net against casino revenue, and the estimated portion retained by the gaming promoter for its compensation is recorded to casino expense.

Currency translation. The Company translates the financial statements of foreign subsidiaries that are not denominated in US dollars. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss).

Recently issued accounting standards. Certain amendments to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements,” become effective for the Company for fiscal years ending after December 15, 2011. Such amendments include a consistent definition of fair value, enhanced disclosure requirements for “Level 3” fair value adjustments and other changes to required disclosures. The Company does not expect this amendment to have a material affect on its financial statements and will comply with the disclosure enhancements of this amendment when the amendment is effective.

In addition, ASC 220, “Comprehensive Income,” was amended in June 2011 and will become effective for the Company for fiscal years ending after December 15, 2011, including retrospective adjustment. Such amendments allow the Company two options for the presentation of comprehensive income. Under either option, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. As a result of the amendment, the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity is eliminated. The Company does not expect this amendment to have a material affect on its financial statements and will comply with the disclosure enhancements of this amendment when the amendment is effective.

NOTE 3 — MGM CHINA ACQUISITION

On June 3, 2011, the Company and Ms. Ho, Pansy Catilina Chiu King (“Ms. Pansy Ho”) completed a reorganization of the capital structure of MGM China and the initial public offering of 760 million shares of MGM China on The Stock Exchange of Hong Kong Limited (the “IPO”), representing 20% of the post issuance capital stock of MGM China, at an offer price of HKD 15.34 per share. Pursuant to this reorganization, the Company, through a wholly owned subsidiary, acquired an additional 1% of the overall capital stock of MGM China for HKD 15.34 per share, or approximately $75 million, and thereby became the indirect owner of 51% of MGM China. Following the IPO, Ms. Pansy Ho sold an additional 59 million shares of MGM China pursuant to the underwriters’ overallotment option.

Through the acquisition of its additional 1% interest of MGM China, the Company obtained a controlling interest and was required to consolidate MGM China as of June 3, 2011. Prior to the IPO, the Company held a 50% interest in MGM Grand Paradise, which was accounted for under the equity method as discussed in Note 4. The acquisition of the controlling financial interest was accounted for as a business combination and the Company recognized 100% of the assets, liabilities, and noncontrolling interests of MGM China at fair value at the date of acquisition. The fair value of the equity interests of MGM China was determined by the IPO transaction price and equaled approximately $7.5 billion. The carrying value of the Company’s equity method investment was significantly less than its share of the fair value of MGM China at the acquisition date, resulting in a $3.5 billion gain on the acquisition. Under the acquisition method, the fair value was allocated to the assets acquired, liabilities assumed and noncontrolling interests recorded in the transaction. The allocation of fair value for substantially all of the assets and liabilities is preliminary and may be adjusted up to one year after the acquisition date. The following table sets forth the preliminary allocation at June 3, 2011 (in thousands):

Current assets	$558,037
Property and equipment and other long-term assets	704,823
Goodwill	2,821,589
Gaming subconcession	4,499,727
Land concession	84,466
Customer relationships	308,553
Current liabilities, excluding long-term debt	(459,518)
Long-term debt	(642,818)
Deferred taxes	(380,628)

$7,494,231

Noncontrolling interests	$(3,672,173)

As discussed above, the Company recognized the identifiable intangible assets of MGM China at fair value. The gaming subconcession and land concession had historical cost bases which were being amortized by MGM Macau. The customer relationship intangible assets did not have historical cost bases at MGM Macau. The estimated fair values of the intangible assets acquired were primarily determined using the income approach based on significant inputs that were not observable. The gaming subconcession was valued using an excess earnings model based on estimated future cash flows of MGM Macau. All of the recognized intangible assets were determined to have finite lives and are being amortized over their estimated useful lives as discussed below.

Land concession. MGM Grand Paradise entered into a contract with the Macau government to use the land under MGM Macau commencing from April 6, 2006. The land use right has an initial term through April 6, 2031, with rights to renew for additional periods. The land concession intangible asset will be amortized over the remaining initial contractual term.

Gaming subconcession. Pursuant to the agreement dated June 19, 2004 between MGM Grand Paradise and Sociedade de Jogos de Macau, S.A. (“SJM”), a gaming subconcession was acquired by MGM Grand Paradise for the right to operate casino games of chance and other casino games for a period of 15 years commencing on April 20, 2005. The Company cannot provide any assurance that the gaming subconcession will be extended beyond the original terms of the agreement; however, management believes that the gaming subconcession will be extended, given that the land concession agreement with the government extends significantly beyond the gaming subconcession. In addition, the fair value of MGM China reflected in the IPO pricing suggests that market participants have assumed the gaming subconcession will be extended beyond its initial term. As such, the Company has determined that the gaming subconcession intangible asset should be amortized over the initial term of the land concession through April 2031.

Customer relationships. The Company recognized intangible assets related to gaming promoter relationships with an estimated value of $180 million and customer lists with an estimated value of $129 million, which will be amortized over their estimated useful lives of four years and five years, respectively.

Deferred taxes. The Company recorded a net deferred tax liability of $381 million for the acquisition of the controlling financial interest in MGM China and a corresponding increase to goodwill. The net deferred tax liability represents the excess of the financial reporting amounts of the net assets of MGM China over their respective bases under Macau tax law measured at the enacted tax rates expected to apply to taxable income in the periods such differences are expected to be realized, net of a valuation allowance of $72 million. The tax-effected components of the net deferred tax liability at June 3, 2011 are as follows (in thousands):

Deferred tax assets- foreign
Accruals, reserves and other	$121
Bad debt reserve	3,161
Long-term debt	2,816
Net operating loss carryforward	58,781
Preopening and start-up expenses	3,838
Property and equipment	7,822

76,539
Less: Valuation allowance	(71,670)

4,869

Deferred tax liabilities- foreign
Intangible assets	(385,497)

Net deferred tax liability	$(380,628)

Income generated from gaming operations of MGM Grand Paradise is exempted from Macau’s 12% complementary tax for the five-year period ending December 31, 2011 pursuant to approval from the Macau government granted June 19, 2008. A request for an additional five-year exemption through December 31, 2016 is pending with the Macau government. Non-gaming operations remain subject to the complementary tax. MGM Grand Paradise has a complementary tax net operating loss carryforward of $490 million resulting from non-gaming operations that will expire if not utilized against non-gaming income in years 2011 through 2013.

MGM Grand Paradise’s exemption from the Macau 12% complementary tax on gaming profits does not apply to dividend distributions of such profits to MGM China, its sole shareholder. The complementary tax would be levied on MGM China at the time such profits are distributed. MGM Grand Paradise plans to submit a request to the Macau government to settle the complementary tax that would be due on such distributions by paying a flat annual fee regardless of the amount of distributable dividends. MGM China would not be subject to the complementary tax on such distributions if such an arrangement is put in place.

At June 3, 2011, the Company has an excess amount for financial reporting over the US tax basis of its investment in MGM China of $3.6 billion that management does not consider to be essentially permanent in duration. The Company expects this basis difference to resolve through repatriations of future MGM China earnings. The Company has not provided deferred taxes for such excess financial reporting basis because there would be sufficient foreign tax credits to offset all U.S. income tax that would result from the future repatriation of such earnings.

June consolidated results. Net revenue for the 28 days ending June 30, 2011 was $193 million, operating income was $19 million and net income was $16 million.

Pro forma information. The operating results for MGM China and its subsidiaries are included in the accompanying consolidated statements of income from the date of acquisition. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company’s acquisition of its controlling financial interest had occurred at the beginning of the periods presented and does not include the gain recognized by the Company:

	Six Months Ended June 30,
	2011	2010
	(In thousands, except per share data)
Net revenues	$4,373,682	$3,634,120
Operating income (loss)	476,562	(1,145,930)
Net loss	(23,095)	(1,072,618)
Net loss attributable to MGM Resorts International	(79,945)	(1,037,914)

Loss per share of common stock attributable to MGM Resorts International:
Basic	$(0.16)	$(2.35)
Diluted	$(0.16)	$(2.35)

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates includes:

	June 30, 2011	December 31, 2010
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$1,362,729	$1,417,843
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	291,507	294,305
MGM Grand Paradise Limited – Macau (50%)	—	173,030
Circus and Eldorado Joint Venture – Silver Legacy (50%)	24,936	25,408
Other	10,964	12,569

	$1,690,136	$1,923,155

The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Income (loss) from unconsolidated affiliates	$32,027	$(26,194)	$95,370	$(107,112)
Preopening and start-up expenses	—	—	—	(3,493)
Non-operating items from unconsolidated affiliates	(28,002)	(31,574)	(68,292)	(54,924)

	$4,025	$(57,768)	$27,078	$(165,529)

Borgata

As discussed in Note 1, the Company discontinued the equity method of accounting for Borgata in March 2010 at the point the assets were placed in the trust, and accounts for its rights under the trust arrangement under the cost method of accounting.

Silver Legacy

Silver Legacy has approximately $143 million of outstanding senior notes due in March 2012. Silver Legacy is exploring various alternatives for refinancing or restructuring its obligations under the notes. There can be no assurance, however, that it will be able to refinance or restructure the notes on acceptable terms, or at all. If Silver Legacy is unable to refinance or restructure its obligations with respect to the mortgage notes, the holders of the notes will be entitled to exercise the remedies provided in the indenture governing the notes, including foreclosing on the assets securing the mortgage notes.

MGM Macau

MGM China. As discussed in Note 3, the Company obtained a controlling financial interest in MGM China as of June 3, 2011 and therefore was required to consolidate MGM China beginning on that date. Prior thereto, the Company’s investment in MGM Grand Paradise was accounted for under the equity method.

Distributions. The Company did not receive distributions from MGM Macau during the three months ending June 30, 2011. The Company received a distribution of approximately $31 million from MGM Macau in the first quarter of 2011. The Company recognized this distribution as a cash inflow from operating activities in the accompanying consolidated statement of cash flows. No distributions were received from MGM Macau during the three and six months ending June 30, 2010.

CityCenter

January 2011 debt restructuring transactions. In January 2011, CityCenter completed a series of transactions including the issuance of $900 million in aggregate principal amount of 7.625% senior secured first lien notes due 2016 and $600 million in aggregate principal amount of 10.75%/11.50% senior secured second lien PIK toggle notes due 2017 in a private placement. The interest rate on the second lien notes is 10.75% for interest paid in cash, and 11.50% if CityCenter pays interest in the form of additional debt. CityCenter received net proceeds from the offering of the notes of $1.46 billion after initial purchaser’s discounts and commissions but before other offering expenses.

Effective concurrently with the notes offering, CityCenter’s senior credit facility was amended and restated which extended the maturity of $500 million of the $1.85 billion outstanding loans until January 21, 2015. The restated senior credit facility does not include a revolving loan component. All borrowings under the senior credit facility in excess of $500 million were repaid using the proceeds of the first lien notes and the second lien notes. In addition, net proceeds from the note offerings, together with equity contributions of $73 million from the members, were used to fund the interest escrow account of $159 million for the benefit of the holders of the first lien notes and the lenders under the restated senior credit facility. The restated senior credit facility is secured, on a pari passu basis with the first lien notes, by a first priority lien on substantially all of CityCenter’s assets and those of its subsidiaries, except that any proceeds generated by the sale of Crystals outside of bankruptcy or foreclosure proceedings will be paid first to the lenders under the restated senior credit facility. CityCenter recorded a loss on the debt modification of $24 million in the first quarter of 2011 related to the above transactions.

Completion guarantee. The Company entered into an amended completion and cost overrun guarantee in connection with CityCenter’s restated senior credit facility agreement and issuance of $1.5 billion of senior secured first lien notes and senior secured second lien notes, as discussed in Note 8.

Investment impairment. At June 30, 2010, the Company reviewed its CityCenter investment for impairment using revised operating forecasts developed by CityCenter management late in the second quarter. Based on the then current and forecasted market conditions and because CityCenter’s results of operations through June 30, 2010 were below previous forecasts, and the revised operating forecasts were lower than previous forecasts, management concluded it should review the carrying value of its investment. The Company’s discounted cash flow analysis for CityCenter included future cash inflows from operations, including residential sales, and estimated future cash outflows for capital expenditures. The analysis used an 11% discount rate and a long term growth rate of 4% related to forecasted cash flows for CityCenter’s operating assets. Based on its analysis, the Company determined that the carrying value of its investment exceeded its fair value and therefore an impairment was indicated. The Company intends to and believes it will be able to retain its investment in CityCenter; however, due to the extent of the shortfall and the Company’s assessment of the uncertainty of fully recovering its investment, the Company determined that the impairment was “other-than-temporary” and recorded an impairment charge of $1.12 billion included in “Property transactions, net.”

Residential inventory impairment. Upon substantial completion of construction of the Mandarin Oriental residential inventory in the first quarter of 2010 and the Veer residential inventory in the second quarter of 2010, CityCenter is required to carry its residential inventory at the lower of its carrying value or fair value less costs to sell. Fair value of the residential inventory is determined using a discounted cash flow analysis based on management’s current expectations of future cash flows. The key inputs in the discounted cash flow analysis include estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate.

CityCenter recorded a $53 million impairment charge in the second quarter of 2011. The Company recognized 50% of such impairment charge, resulting in a pre-tax charge of approximately $26 million. CityCenter recorded impairment charges of $57 million and $228 million in the three and six months ended June 30, 2010, respectively. The Company recognized 50% of such impairment charges, resulting in pre-tax charges of approximately $29 million and $114 million in the three and six month periods ended June 30, 2010, respectively.

CityCenter summary financial information. Summarized balance sheet information of the CityCenter joint venture is as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Current assets	$424,110	$211,646
Property and other assets, net	9,267,577	9,430,171
Current liabilities	340,501	381,314
Long-term debt and other liabilities	2,561,990	2,752,196
Equity	6,789,196	6,508,307

Summary results of operations for CityCenter are provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net revenues	$281,281	$401,076	$552,904	$661,394
Operating expenses, except preopening expenses	(371,034)	(529,088)	(679,549)	(1,038,613)
Preopening and start-up expenses	—	—	—	(6,202)

Operating loss	(89,753)	(128,012)	(126,645)	(383,421)
Other non-operating expense	(66,216)	(58,385)	(154,351)	(113,445)

Net loss	$(155,969)	$(186,397)	$(280,996)	$(496,866)

Net revenues related to residential operations were $6 million and $15 million in the three and six months ended June 30, 2011 and $218 million and $298 million in the three and six months ended June 30, 2010.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Goodwill:
Mirage Resorts acquisition (2000)	$39,648	$39,648
Mandalay Resort Group acquisition (2005)	45,510	45,510
MGM China acquisition (2011)	2,820,402	—
Other	1,195	1,195

	$2,906,755	$86,353

Indefinite-lived intangible assets:
Detroit development rights	$98,098	$98,098
Trademarks, license rights and other	235,672	235,672

	333,770	333,770
Finite-lived intangible assets:
Macau gaming subconcession	4,480,320	—
Macau land concession	84,102	—
Macau customer relationships	302,996	—
Other intangible assets, net	8,678	9,034

	4,876,096	9,034

	$5,209,866	$342,804

See Note 3 for additional information related to the goodwill and intangible assets recognized as part of the MGM China transaction.

NOTE 6 — OTHER ACCRUED LIABILITIES

Other accrued liabilities includes:

	June 30, 2011	December 31, 2010
	(In thousands)
Payroll and related	$296,473	$256,305
Advance deposits and ticket sales	117,530	114,808
Casino outstanding chip liability	257,717	79,987
Casino front money deposits	90,270	97,586
Other gaming related accruals	111,772	79,062
Taxes, other than income taxes	175,503	63,888
CityCenter completion guarantee	18,499	79,583
Other	134,568	96,004

	$1,202,332	$867,223

NOTE 7 — LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Senior credit facility:
$1,834 million term loans, net	$1,706,748	$1,686,043
Revolving loans	450,000	470,000
MGM Grand Paradise credit facility	591,126	—
$325.5 million 8.375% senior subordinated notes, repaid in 2011	—	325,470
$128.7 million 6.375% senior notes, due 2011, net	128,791	128,913
$544.7 million 6.75% senior notes, due 2012	544,650	544,650
$484.2 million 6.75% senior notes, due 2013	484,226	484,226
$150 million 7.625% senior subordinated debentures, due 2013, net	151,932	152,366
$750 million 13% senior secured notes, due 2013, net	721,003	716,045
$508.9 million 5.875% senior notes, due 2014, net	508,076	507,922
$650 million 10.375% senior secured notes, due 2014, net	638,268	636,578
$875 million 6.625% senior notes, due 2015, net	877,482	877,747
$1,450 million 4.25% convertible senior notes, due 2015, net	1,467,441	1,150,000
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$500 million 10% senior notes, due 2016, net	494,949	494,600
$743 million 7.625% senior notes, due 2017	743,000	743,000
$850 million 11.125% senior secured notes, due 2017, net	831,211	830,234
$475 million 11.375% senior notes, due 2018, net	464,383	463,869
$845 million 9% senior secured notes, due 2020	845,000	845,000
Floating rate convertible senior debentures, due 2033	36	8,472
$0.6 million 7% debentures, due 2036, net	573	573
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	1,482	2,076

	$12,630,291	$12,047,698

As of June 30, 2011 and December 31, 2010, long-term debt due within one year of the balance sheet date is classified as long-term because the Company has both the intent and ability to repay these amounts with available borrowings under the senior credit facility. The Company did not capitalize interest in the three and six months ending June 30, 2011 and 2010.

Senior credit facility. The Company’s senior credit facility matures in February 2014 and consists of approximately $1.8 billion in term loans and a $1.7 billion revolving loan. The Company had approximately $1.2 billion of available borrowing capacity under its senior credit facility at June 30, 2011. Substantially all of the assets of MGM Grand Detroit serve as collateral to secure its $450 million obligation outstanding as a co-borrower under the Company’s senior credit facility. In addition, substantially all of the assets of Gold Strike Tunica and certain land across from the Luxor serve as collateral to secure up to $300 million of obligations outstanding under the Company’s senior credit facility.

Interest on the senior credit facility is based on a LIBOR margin of 5.00%, with a LIBOR floor of 2.00%, and a base rate margin of 4.00%, with a base rate floor of 4.00%. The interest rate on outstanding borrowings under the senior credit facility at June 30, 2011 and December 31, 2010 was 7.0%.

At June 30, 2011, the Company and its restricted subsidiaries were required under the senior credit facility to maintain a minimum trailing annual EBITDA (as defined in the agreement governing the Company’s senior credit facility) of $1.1 billion, which increases to $1.15 billion as of September 30, 2011 and to $1.2 billion as of December 31, 2011, with periodic increases thereafter. EBITDA for the trailing twelve months ended June 30, 2011 calculated in accordance with the terms of the senior credit facility was $1.25 billion. Additionally, the Company and its restricted subsidiaries are limited to $500 million of annual capital expenditures (as defined) during 2011 and were in compliance with the maximum capital expenditures covenants at June 30, 2011.

MGM Grand Paradise credit facility. MGM Grand Paradise’s credit facility is equivalent to approximately $551 million in term loans and a $40 million revolving loan at June 30, 2011 based on exchange rates at that date. Scheduled amortization on the term loan begins in July 2012 with a lump sum payment of $276 million upon final maturity in July 2015. The revolving loan may be redrawn, but is required to be repaid in full on the last date of the respective term loan, no later than July 2015. Interest on the term loan facility is based on HIBOR plus a margin ranging between 3% and 4.5%, based on MGM Grand Paradise’s adjusted leverage ratio, as defined in its credit facility agreement. Interest on the revolving facility can be denominated in either Hong Kong dollars or US dollars and is based on the same margin range, plus HIBOR or LIBOR, as appropriate. As of June 30, 2011, the credit facility is denominated entirely in Hong Kong dollars and interest is based on the margin range of 3%, plus HIBOR. Substantially all of the assets of MGM Grand Paradise serve as collateral for the MGM Grand Paradise credit facility, which is guaranteed by MGM China and certain of its direct and indirect subsidiaries.

At June 30, 2011, MGM Grand Paradise was required to maintain a specified adjusted leverage ratio, as defined, at the end of each quarter while the loans are outstanding. The adjusted leverage ratio is required to be no greater than 4.00 to 1.00 for each quarter during 2011 and no greater than 3.50 to 1.00 thereafter. In addition, MGM Grand Paradise is required to maintain a debt service coverage ratio, as defined of no less than 1.50 to 1.00 at each quarter end. At June 30, 2011, MGM Grand Paradise was in compliance with its adjusted leverage ratio and debt service coverage ratios.

Convertible notes. In June 2011, the Company sold $300 million in aggregate principal amount of the Company’s 4.25% convertible senior notes due 2015 (the “Notes”) on terms that were consistent with those governing the Company’s existing convertible senior notes due 2015 for a purchase price of 103.805% of the principal amount to an indirect wholly owned subsidiary of Ms. Pansy Ho in a transaction exempt from registration under the Securities Act of 1933, as amended. The Notes are convertible at an initial conversion rate, subject to adjustment under certain circumstances, of approximately 53.83 shares of the Company’s common stock per $1,000 principal amount of the Notes. The Company received approximately $311 million in proceeds related to this transaction.

The initial agreement to sell the Notes occurred in April 2011, and the Notes were not sold until June 2011. The agreement to issue the Notes at a later date based on the fixed terms described above constituted a derivative instrument. At issuance, the fair value of the derivative instrument was equal to the difference between the fair value of the Notes and the Notes’ issuance price. The Notes were recorded at fair value determined by the trading price (105.872%) of the Company’s existing convertible notes on the date of issuance of the Notes, with the difference recorded as a premium to be recognized over the term of the Notes. The Company recorded a loss of $6 million related to the change in fair value of the derivative in “Other, net” non-operating income (expense) during the three and six months ended June 30, 2011.

Senior and senior secured notes. In February 2011, the Company repaid the $325 million of outstanding principal amount of its 8.375% senior subordinated notes due 2011 at maturity.

Substantially all of the assets of New York-New York serve as collateral for the Company’s 13% senior secured notes due 2013, substantially all of the assets of Bellagio and The Mirage serve as collateral for the Company’s 10.375% senior secured notes due 2014 and the 11.125% senior secured notes due 2017, and substantially all of the assets of MGM Grand serve as collateral for the Company’s 9.00% senior secured notes due 2020. Upon the issuance of the 10.375%, 11.125% and 9.00% notes, the holders of the Company’s 13% senior secured notes due 2013 obtained an equal and ratable lien in all collateral securing these notes.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at June 30, 2011 was approximately $13.2 billion. Fair value was estimated using quoted market prices for the

Company’s senior notes, senior subordinated notes and senior credit facility. Carrying value of the MGM Grand Paradise credit facility approximates fair value. At December 31, 2010, the estimated fair value of the Company’s long-term debt was approximately $12.4 billion, and was based on quoted market prices.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

CityCenter completion guarantee. In January 2011, the Company entered into an amended completion and cost overrun guarantee in connection with CityCenter’s restated senior credit facility agreement and issuance of $1.5 billion of senior secured first lien notes and senior secured second lien toggle notes, as previously discussed. Consistent with the terms of the previous completion guarantee, the terms of the amended completion guarantee provide for the ability to utilize the then remaining $124 million of net residential proceeds to fund construction costs, or to reimburse the Company for construction costs previously expended, though the timing of receipt of such proceeds is uncertain. The completion guarantee is collateralized by substantially all of the assets of Circus Circus Las Vegas, as well as certain undeveloped land adjacent to that property.

As of June 30, 2011, the Company has funded $619 million under the completion guarantee. The Company has recorded a receivable from CityCenter of $110 million related to these amounts, which represents amounts reimbursable to the Company from CityCenter from future residential proceeds. The Company has a remaining estimated net obligation under the completion guarantee of $18 million which includes estimated litigation costs related to the resolution of disputes with contractors as to the final construction costs and estimated amounts to be paid to contractors either through the joint venture’s extra-judicial settlement process or through the legal process related to the Perini litigation. The Company’s accrual also reflects certain estimated offsets to the amounts claimed by the contractors. CityCenter has reached, or expects to reach, settlement agreements with most of the construction subcontractors. However, significant disputes remain with the general contractor and certain subcontractors. Amounts claimed by such parties exceed amounts included in the Company’s completion guarantee accrual by approximately $200 million, as such amounts exceed the Company’s best estimate of its liability. Moreover, the Company has not accrued for any contingent payments to CityCenter related to the Harmon Hotel & Spa component, which is unlikely to be completed using the building as it now stands. The Clark County Building Division (“Building Division”) requested that CityCenter conduct an analysis, based on all available information, as to whether the current structure of the Harmon building complies with applicable building codes. On July 11, 2011 a consulting engineer engaged by CityCenter for this review submitted the results of his analysis of the Harmon tower and podium in its current as-built condition. The engineer opined, among other things, that “[i]n a code-level earthquake, using either the permitted or current code specified loads, it is likely that critical structural members in the tower will fail and become incapable of supporting gravity loads, leading to a partial or complete collapse of the tower. There is missing or misplaced reinforcing steel in columns, beams, shear walls, and transfer walls throughout the structure of the tower below the twenty-first floor.” In response to this opinion, the Building Division required CityCenter, no later than August 15, 2011, “to provide a plan of action that will abate the potential for structural collapse and protect impacted uses and occupancies.” Under the relevant building code provision, “abate” means repair, rehabilitation, demolition or removal of the subject building. CityCenter is preparing its response to the Building Division’s request. The Company does not believe it would be responsible for funding under the completion guarantee any additional remediation efforts that might be required with respect to the Harmon; however, the Company’s view is based on a number of developing factors, including with respect to on-going litigation with CityCenter’s contractors, actions by local officials and other developments related to the CityCenter venture, that are subject to change.

CityCenter construction litigation. In March 2010, Perini Building Company, Inc. (“Perini”), general contractor for the CityCenter development project (the “Project”), filed a lawsuit in the Eighth Judicial District Court for Clark County, State of Nevada, against MGM MIRAGE Design Group (a wholly owned subsidiary of the Company which was the original party to the Perini construction agreement) and certain direct or indirect subsidiaries of CityCenter Holdings, LLC (the “CityCenter Owners”). Perini asserts that the Project was substantially completed, but the defendants failed to pay Perini approximately $490 million allegedly due and owing under the construction agreement for labor, equipment and materials expended on the Project. The complaint further charges the defendants with failure to provide timely and complete design documents, late delivery to Perini of design changes, mismanagement of the change order process, obstruction of Perini’s ability to complete the Harmon Hotel & Spa component, and fraudulent inducement of Perini to compromise significantly amounts due for its general conditions. The complaint advances claims for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment and promissory estoppel, and fraud and intentional misrepresentation. Perini seeks compensatory damages, punitive damages, attorneys’ fees and costs.

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

Call center litigation. Lori Zaragoza v. MGM MIRAGE, Inc. and MGM Resorts International, Case No. BC 461912, Los Angeles County Superior Court, filed May 18, 2011. This putative class action complaint alleges that during the one year prior to the filing defendant’s call center reservation agents monitored and recorded consumer telephone calls for hotel room and other hospitality-related bookings, without prior notice to plaintiff and other California consumers in violation of various provisions of the California Penal Code. The plaintiff seeks certification of a class action, compensatory damages including consequential or statutory damages pursuant to California Penal Code §637.2, whichever is greater, injunctive relief, prejudgment interest and costs of suit. The case is in its early stages and the Company cannot reasonably estimate a possible range of loss at this time. The Company contests that the complaint has merit and will vigorously defend itself against the claims in this lawsuit.

Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At June 30, 2011, the Company had provided $37 million of total letters of credit.

Other litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 9 — INCOME (LOSS) PER SHARE OF COMMON STOCK

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted income (loss) per share consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Numerator:
Net income (loss) attributable to MGM Resorts International - basic	$3,441,985	$(883,476)	$3,352,114	$(980,217)
Interest on convertible debt, net of tax	9,054	—	17,902	—

Net income (loss) attributable to MGM Resorts International - diluted	$3,451,039	$(883,476)	$3,370,016	$(980,217)

Denominator:
Weighted-average common shares outstanding - basic	488,609	441,297	488,574	441,269
Potential dilution from share-based awards	1,891	—	1,962	—
Potential dilution from assumed conversion of convertible debt	64,390	—	63,154	—

Weighted-average common and common equivalent shares - diluted	554,890	441,297	553,690	441,269

Anti-dilutive share-based awards excluded from the calculation of diluted earnings per share	18,004	26,180	18,224	26,180

NOTE 10 — STOCKHOLDERS’ EQUITY, NONCONTROLLING INTERESTS AND COMPREHENSIVE INCOME (LOSS)

Authorized common stock. In June 2011, the stockholders of the Company approved a proposal to amend and restate the Amended and Restated Certificate of Incorporation of the Company to increase the Company’s number of authorized shares of common stock to 1,000,000,000 shares.

Noncontrolling interests. As discussed in Note 3, the Company became the controlling shareholder of MGM China and began consolidating the financial position of MGM China in its financial statements as of June 3, 2011. The noncontrolling interests in MGM China and other minor subsidiaries are presented as a separate component of stockholders’ equity in the Company’s consolidated balance sheets, and the net income attributable to noncontrolling interests is presented on the Company’s consolidated statements of operations. Net income attributable to noncontrolling interests was $9 million for the three and six months ended June 30, 2011.

Supplemental equity information. The following table presents the Company’s changes in equity and accumulated other comprehensive income (loss) for the six months ended June 30, 2011:

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total MGM Resorts International Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	(In thousands)
Balances, January 1, 2011	$4,885	$4,060,826	$(1,066,865)	$(301)	$2,998,545	$—	$2,998,545
Net income	—	—	3,352,114	—	3,352,114	8,706	3,360,820
Currency translation adjustment	—	—	—	(1,182)	(1,182)	(1,652)	(2,834)
Other comprehensive loss from unconsolidated affiliate, net	—	—	—	(37)	(37)	—	(37)

Total comprehensive income					3,350,895	7,054	3,357,949

MGM China acquisition	—	—	—	—	—	3,672,173	3,672,173
Stock-based compensation	—	20,619	—	—	20,619	196	20,815
Change in excess tax benefit from stock-based compensation	—	(3,696)	—	—	(3,696)	—	(3,696)
Issuance of common stock pursuant to stock-based compensation awards	1	(605)	—	—	(604)	—	(604)
Other	—	92	—	—	92	—	92

Balances, June 30, 2011	$4,886	$4,077,236	$2,285,249	$(1,520)	$6,365,851	$3,679,423	$10,045,274

Comprehensive income (loss). Comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net income (loss) including noncontrolling interests	$3,450,691	$(883,476)	$3,360,820	$(980,217)
Currency translation adjustment	(5,433)	(763)	(2,834)	(763)
Other	—	—	(37)	(70)

	3,445,258	(884,239)	3,357,949	(981,050)

Less: comprehensive income attributable to noncontrolling interests	(7,054)	—	(7,054)	—

Comprehensive income (loss) attributable to MGM Resorts International	$3,438,204	$(884,239)	$3,350,895	$(981,050)

NOTE 11 — STOCK-BASED COMPENSATION

2005 Omnibus Incentive Plan. The Company’s omnibus incentive plan, as amended (“Omnibus Plan”), allows it to grant stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards to eligible directors, officers and employees of the Company and its subsidiaries. The plans are administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has discretion under the omnibus plan regarding which type of awards to grant, the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:

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

As of June 30, 2011, the Company had an aggregate of approximately 11 million shares of common stock available for grant as share-based awards under the Company’s omnibus incentive plan. A summary of activity under the Company’s share-based payment plans for the six months ended June 30, 2011 is presented below:

Stock options and stock appreciation rights (“SARs”)

	Shares (000’s)	Weighted Average Exercise Price

Outstanding at January 1, 2011	28,129	$21.73
Granted	320	13.20
Exercised	(205)	9.69
Forfeited or expired	(390)	23.54

Outstanding at June 30, 2011	27,854	21.70

Exercisable at June 30, 2011	18,835	25.75

As of June 30, 2011, there was a total of $48 million of unamortized compensation related to stock options and stock appreciation rights expected to vest, which is expected to be recognized over a weighted-average period of 1.7 years.

Restricted stock units (“RSUs”)

	Shares (000’s)	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2011	1,144	$13.90
Granted	—	—
Vested	(92)	18.85
Forfeited	(69)	14.18

Nonvested at June 30, 2011	983	13.42

As of June 30, 2011, there was a total of $25 million of unamortized compensation related to RSUs which is expected to be recognized over a weighted-average period of 1.3 years.

The following table includes additional information related to stock options, SARs and RSUs:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Intrinsic value of share-based awards exercised or RSUs vested	$2,192	$1,766
Income tax benefit from share-based awards exercised or RSUs vested	760	613

The Company net settles stock option exercises, whereby shares of common stock are issued equivalent to the intrinsic value of the option less applicable taxes. Accordingly, the Company does not receive proceeds from the exercise of stock options.

MGM China Share Option Plan. The Company’s subsidiary, MGM China, adopted an equity award plan in 2011 for grants of stock options to purchase ordinary shares of MGM China to eligible directors and employees of MGM China and its subsidiaries (“MGM China Plan”). The MGM China Plan is administered by MGM China’s Board of Directors, which has the discretion to determine the exercise price and term of the award, as well as other conditions, in all cases subject to certain limits, including:

•	The current MGM China Plan allows for a maximum of 10% of the total number of shares of MGM China in issue at the date of approval of the MGM China Plan to be issued upon exercise;

•

The exercise price of the award must be at least equal to the fair market value of the stock on the offer date, or the average of the closing price for the five business days immediately preceding the offer date, and the maximum term of the award must not exceed ten years.

Stock options currently granted under the MGM China Plan have a term of ten years, and vest in four equal annual installments. Expense is recognized on a straight-line basis over the vesting period of the awards net of estimated forfeitures. Forfeitures are estimated at the time of grant, with such estimate updated periodically and with actual forfeitures recognized currently to the extent they differ from the estimate. The Company estimates the fair value of stock options granted under the MGM China Plan using the Black-Scholes model. Expected volatilities are based on historical volatility from a selection of companies in MGM China’s peer group due to MGM China’s lack of historical information. The Company determined expected term based on a binomial model. The risk-free interest rate was based on rates in effect at the grant date for the Hong Kong Exchange Fund Note with maturities matching the relevant expected term of the award.

On June 3, 2011, MGM China granted 17 million options under the MGM China Plan, with an estimated fair value as of the date of grant of $22 million. Weighted average assumptions used in estimating the fair value of each award are listed in the table under “Recognition of compensation cost.” As of June 30, 2011, MGM China had an aggregate of approximately 363 million shares of options available for grant as share-based awards.

Recognition of compensation cost. Compensation cost for both the Omnibus Plan and MGM China Plan was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Omnibus Plan:
Stock options and SARS	$5,789	$4,223	$11,656	$10,020
RSUs	4,152	4,964	8,758	10,126
MGM China Plan	401	—	401	—

Total compensation cost	10,342	9,187	20,815	20,146
Less: CityCenter reimbursed costs	(946)	(1,185)	(2,209)	(2,589)

Compensation cost recognized as expense	9,396	8,002	18,606	17,557
Less: Related tax benefit	(3,132)	(2,781)	(6,337)	(6,106)

Compensation expense, net of tax benefit	$6,264	$5,221	$12,269	$11,451

Compensation cost for SARs granted under the 2005 Omnibus Plan is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Expected volatility	66%		74%		67%		74%
Expected term	4.9	yrs.	4.8	yrs.	4.9	yrs.	4.8	yrs.
Expected dividend yield	0%		0%		0%		0%
Risk-free interest rate	1.7%		1.7%		1.8%		1.8%
Forfeiture rate	6.1%		4.8%		6.1%		4.8%
Weighted-average fair value of options granted	$7.25		$7.88		$7.37		$7.80

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

Compensation cost for stock options granted under the MGM China Plan is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011		2010	2011		2010
Expected volatility	60%		NA	60%		NA
Expected term	8.0	yrs.	NA	8.0	yrs.	NA
Expected dividend yield	0%		NA	0%		NA
Risk-free interest rate	1.6%		NA	1.6%		NA
Weighted-average fair value of options granted	$1.27		NA	$1.27		NA

NOTE 12 — PROPERTY TRANSACTIONS, NET

Property transactions, net includes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
CityCenter investment impairment charge	$—	$1,122,456	$—	$1,122,456
Other property transactions, net	900	3,826	991	4,515

	$900	$1,126,282	$991	$1,126,971

See Note 4 for discussion of the CityCenter investment impairment charge.

NOTE 13 — SEGMENT INFORMATION

The Company’s management views each of its casino resorts as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. The Company’s principal operating activities occur in two geographic regions: the United States and Macau S.A.R. The Company has aggregated its operations into two reportable segments based on the similar characteristics of the operating segments within the regions in which they operate: wholly owned domestic resorts and MGM China. The Company’s operations related to investments in unconsolidated affiliates, MGM Hospitality, and certain other corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in corporate and other in the following segment disclosures to reconcile to consolidated results.

The Company’s management utilizes Adjusted Property EBITDA as the primary profit measure for its reportable segments. Adjusted Property EBITDA is a non-GAAP measure defined as Adjusted EBITDA before corporate expense and stock compensation expense related to the MGM Resorts stock option plan, which are not allocated to the reportable segments. MGM China recognizes stock compensation expense related to its stock compensation plan which is included in the calculation of Adjusted Property EBITDA for MGM China. Adjusted EBITDA is a non-GAAP measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, and property transactions, net.

The following table presents the Company’s segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net Revenues:
Wholly owned domestic resorts	$1,505,308	$1,441,731	$2,911,738	$2,804,141
MGM China	192,984	—	192,984	—

Reportable segment net revenues	1,698,292	1,441,731	3,104,722	2,804,141
Corporate and other	107,693	105,598	214,114	209,441

	$1,805,985	$1,547,329	$3,318,836	$3,013,582

Adjusted EBITDA:
Wholly owned domestic resorts	$331,386	$308,788	$631,348	$580,085
MGM China	46,422	—	46,422	—

Reportable segment Adjusted Property EBITDA	377,808	308,788	677,770	580,085
Corporate and other	(12,002)	(66,020)	10,229	(181,423)

	365,806	242,768	687,999	398,662
Other operating income (expense):
Preopening and start-up expenses	316	(537)	316	(4,031)
Property transactions, net	(900)	(1,126,282)	(991)	(1,126,971)
Gain on MGM China transaction	3,496,005	—	3,496,005	—
Depreciation and amortization	(177,467)	(164,766)	(329,864)	(327,900)

Operating income (loss)	3,683,760	(1,048,817)	3,853,465	(1,060,240)

Non-operating income (expense):
Interest expense, net	(270,224)	(291,169)	(540,138)	(555,344)
Non-operating items from unconsolidated affiliates	(28,002)	(31,574)	(68,292)	(54,924)
Other, net	(13,017)	8,589	(16,972)	150,444

	(311,243)	(314,154)	(625,402)	(459,824)

Income (loss) before income taxes	3,372,517	(1,362,971)	3,228,063	(1,520,064)
Benefit for income taxes	78,174	479,495	132,757	539,847

Net income (loss)	3,450,691	(883,476)	3,360,820	(980,217)
Less: Net income attributable to noncontrolling interests	(8,706)	—	(8,706)	—

Net income (loss) attributable to MGM Resorts International	$3,441,985	$(883,476)	$3,352,114	$(980,217)

	June 30, 2011	December 31, 2010
	(In thousands)
Total assets:
Wholly owned domestic resorts	$13,734,651	$14,047,237
MGM China	8,892,296	—

Reportable segment total assets	22,626,947	14,047,237
Corporate and other	4,589,243	4,913,808

	$27,216,190	$18,961,045

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Capital expenditures:
Wholly owned domestic resorts	$71,115	$36,468
MGM China	2,615	—

Reportable segment capital expenditures	73,730	36,468
Corporate and other	11,448	42,627

	$85,178	$79,095

NOTE 14 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION

Excluding MGM Grand Detroit, LLC, MGM China and certain minor subsidiaries, the Company’s subsidiaries that are 100% directly or indirectly owned have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes, senior secured notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of June 30, 2011 and December 31, 2010 and for the three and six month periods ended June 30, 2011 and 2010 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$358,169	$831,861	$603,250	$—	$1,793,280
Property and equipment, net	—	13,704,121	1,325,756	(11,972)	15,017,905
Investments in subsidiaries	23,861,757	7,697,771	—	(31,559,528)	—
Investments in and advances to unconsolidated affiliates	—	1,690,136	—	—	1,690,136
Other non-current assets	277,291	623,309	7,814,269	—	8,714,869

	$24,497,217	$24,547,198	$9,743,275	$(31,571,500)	$27,216,190

Current liabilities	$243,799	$893,621	$447,605	$—	$1,585,025
Intercompany accounts	374,754	(394,484)	19,730	—	—
Deferred income taxes	2,353,408	—	382,708	—	2,736,116
Long-term debt	11,302,086	287,079	1,041,126	—	12,630,291
Other long-term obligations	177,896	41,008	580	—	219,484

Total liabilities	14,451,943	827,224	1,891,749	—	17,170,916

MGM Resorts stockholders’ equity	10,045,274	23,719,974	4,172,103	(31,571,500)	6,365,851
Noncontrolling interests	—	—	3,679,423	—	3,679,423

Total stockholders’ equity	10,045,274	23,719,974	7,851,526	(31,571,500)	10,045,274

	$24,497,217	$24,547,198	$9,743,275	$(31,571,500)	$27,216,190

	At December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$358,725	$930,936	$165,984	$—	$1,455,645
Property and equipment, net	—	13,925,224	641,098	(11,972)	14,554,350
Investments in subsidiaries	16,520,722	471,283	—	(16,992,005)	—
Investments in and advances to unconsolidated affiliates	—	1,923,155	—	—	1,923,155
Other non-current assets	294,165	436,353	297,377	—	1,027,895

	$17,173,612	$17,686,951	$1,104,459	$(17,003,977)	$18,961,045

Current liabilities	$305,354	$911,731	$29,136	$—	$1,246,221
Intercompany accounts	(44,380)	38,277	6,103	—	—
Deferred income taxes	2,469,333	—	—	—	2,469,333
Long-term debt	11,301,034	296,664	450,000	—	12,047,698
Other long-term obligations	143,726	54,828	694	—	199,248
Stockholders’ equity	2,998,545	16,385,451	618,526	(17,003,977)	2,998,545

	$17,173,612	$17,686,951	$1,104,459	$(17,003,977)	$18,961,045

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,465,275	$340,710	$—	$1,805,985
Equity in subsidiaries’ earnings	3,717,944	3,568,881	—	(7,286,825)	—
Expenses:
Casino and hotel operations	2,488	917,709	210,411	—	1,130,608
General and administrative	2,438	262,693	36,451	—	301,582
Corporate expense	15,414	24,364	238	—	40,016
Preopening and start-up expenses	—	(316)	—	—	(316)
Property transactions, net	—	622	278	—	900
Gain on MGM China transaction	—	—	(3,496,005)	—	(3,496,005)
Depreciation and amortization	—	140,727	36,740	—	177,467

	20,340	1,345,799	(3,211,887)	—	(1,845,748)

Income (loss) from unconsolidated affiliates	—	(21,471)	53,498	—	32,027

Operating income (loss)	3,697,604	3,666,886	3,606,095	(7,286,825)	3,683,760
Interest expense	(255,619)	(4,832)	(9,773)	—	(270,224)
Other, net	—	(24,151)	(16,868)	—	(41,019)

Income before income taxes	3,441,985	3,637,903	3,579,454	(7,286,825)	3,372,517
Benefit (provision) for income taxes	—	80,043	(1,869)	—	78,174

Net income	3,441,985	3,717,946	3,577,585	(7,286,825)	3,450,691
Less: net income attributable to noncontrolling interests	—	—	(8,706)	—	(8,706)

Net income attributable to
MGM Resorts International	$3,441,985	$3,717,946	$3,568,879	$(7,286,825)	$3,441,985

	For the Three Months Ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,407,620	$139,709	$—	$1,547,329
Equity in subsidiaries’ earnings	(1,080,285)	24,099	—	1,056,186	—
Expenses:
Casino and hotel operations	2,263	886,246	75,504	—	964,013
General and administrative	2,182	255,437	24,785	—	282,404
Corporate expense	4,865	27,625	(540)	—	31,950
Preopening and start-up expenses	—	537	—	—	537
Property transactions, net	—	1,126,282	—	—	1,126,282
Depreciation and amortization	—	154,593	10,173	—	164,766

	9,310	2,450,720	109,922	—	2,569,952

Income (loss) from unconsolidated affiliates	—	(44,965)	18,771	—	(26,194)

Operating income (loss)	(1,089,595)	(1,063,966)	48,558	1,056,186	(1,048,817)
Interest expense	(284,564)	1,180	(7,785)	—	(291,169)
Other, net	(3,217)	(4,895)	(14,873)	—	(22,985)

Income (loss) before income taxes	(1,377,376)	(1,067,681)	25,900	1,056,186	(1,362,971)
Benefit (provision) for income taxes	493,900	(13,156)	(1,249)	—	479,495

Net income (loss)	$(883,476)	$(1,080,837)	$24,651	$1,056,186	$(883,476)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Six Months Ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$2,834,440	$484,396	$—	$3,318,836
Equity in subsidiaries’ earnings	3,831,543	3,634,251	—	(7,465,794)	—
Expenses:
Casino and hotel operations	5,294	1,787,880	285,388	—	2,078,562
General and administrative	4,868	504,425	61,851	—	571,144
Corporate expense	31,124	45,373	4	—	76,501
Preopening and start-up expenses	—	(316)	—	—	(316)
Property transactions, net	—	611	380	—	991
Gain on MGM China transaction	—	—	(3,496,005)	—	(3,496,005)
Depreciation and amortization	—	283,359	46,505	—	329,864

	41,286	2,621,332	(3,101,877)	—	(439,259)

Income (loss) from unconsolidated affiliates	—	(19,719)	115,089	—	95,370

Operating income (loss)	3,790,257	3,827,640	3,701,362	(7,465,794)	3,853,465
Interest expense	(512,843)	(9,645)	(17,650)	—	(540,138)
Other, net	10,982	(66,769)	(29,477)	—	(85,264)

Income before income taxes	3,288,396	3,751,226	3,654,235	(7,465,794)	3,228,063
Benefit (provision) for income taxes	63,718	79,943	(10,904)	—	132,757

Net income	3,352,114	3,831,169	3,643,331	(7,465,794)	3,360,820
Less: net income attributable to noncontrolling interests	—	—	(8,706)	—	(8,706)

Net income attributable to MGM Resorts International	$3,352,114	$3,831,169	$3,634,625	$(7,465,794)	$3,352,114

	For the Six Months Ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net Revenues	$—	$2,727,503	$286,079	$—	$3,013,582
Equity in subsidiaries’ earnings	(1,123,509)	64,654	—	1,058,855	—
Expenses:
Casino and hotel operations	5,720	1,734,095	152,707	—	1,892,522
General and administrative	4,631	502,679	51,148	—	558,458
Corporate Expense	8,514	49,731	(1,417)	—	56,828
Preopening and start-up expenses	—	4,031	—	—	4,031
Property transactions, net	—	1,126,971	—	—	1,126,971
Depreciation and amortization	—	307,557	20,343	—	327,900

	18,865	3,725,064	222,781	—	3,966,710

Income (loss) from unconsolidated affiliates	—	(149,096)	41,984	—	(107,112)

Operating income (loss)	(1,142,374)	(1,082,003)	105,282	1,058,855	(1,060,240)
Interest expense	(535,369)	(5,270)	(14,705)	—	(555,344)
Other, net	149,106	(31,650)	(21,936)	—	95,520

Income (loss) before income taxes	(1,528,637)	(1,118,923)	68,641	1,058,855	(1,520,064)
Benefit (provision) for income taxes	548,420	(6,018)	(2,555)	—	539,847

Net Income (loss)	$(980,217)	$(1,124,941)	$66,086	$1,058,855	$(980,217)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Six Months Ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(269,860)	$504,578	$62,205	$—	$296,923

Cash flows from investing activities
Capital expenditures, net of construction payable	—	(80,265)	(4,913)	—	(85,178)
Dispositions of property and equipment	—	34	2	—	36
Acquisition of MGM China, net of cash paid	—	—	407,046	—	407,046
Investments in and advances to unconsolidated affiliates	(66,000)	(36,648)	—	—	(102,648)
Distributions from unconsolidated affiliates	—	2,799	—	—	2,799
Investments in treasury securities - maturities longer than 90 days	—	(150,130)	—	—	(150,130)
Proceeds from treasury securities - maturities longer than 90 days	—	149,999	—	—	149,999
Other	—	(778)	—	—	(778)

Net cash provided by (used in) investing activities	(66,000)	(114,989)	402,135	—	221,146

Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(844,609)	—	(433,497)	—	(1,278,106)
Borrowings under bank credit facilities - maturities longer than 90 days	2,658,737	—	832,119	—	3,490,856
Repayments under bank credit facilities - maturities longer than 90 days	(1,834,128)	—	(450,000)	—	(2,284,128)
Issuance of senior notes, net	311,415	—	—	—	311,415
Retirement of senior notes	(325,470)	(8,436)	—	—	(333,906)
Intercompany accounts	503,189	(448,287)	(54,902)	—	—
Other	(698)	(630)	(36)	—	(1,364)

Net cash provided by (used in) financing activities	468,436	(457,353)	(106,316)	—	(95,233)

Effect of exchange rate on cash	—	—	(247)	—	(247)

Cash and cash equivalents
Net increase (decrease) for the period	132,576	(67,764)	357,777	—	422,589
Balance, beginning of period	72,457	278,801	147,706	—	498,964

Balance, end of period	$205,033	$211,037	$505,483	$—	$921,553

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Six Months Ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(58,908)	$356,410	$52,342	$—	$349,844

Cash flows from investing activities
Capital expenditures, net of construction payable	—	(77,112)	(1,983)	—	(79,095)
Dispositions of property and equipment	—	99	—	—	99
Investments in and advances to unconsolidated affiliates	—	(302,000)	—	—	(302,000)
Other	—	14,810	—	—	14,810

Net cash used in investing activities	—	(364,203)	(1,983)	—	(366,186)

Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(2,942,807)	—	(170,000)	—	(3,112,807)
Borrowings under bank credit facilities maturities longer than 90 days	4,672,565	—	450,000	—	5,122,565
Repayments under bank credit facilities maturities longer than 90 days	(4,061,560)	—	(280,000)	—	(4,341,560)
Issuance of senior notes, net	1,995,000	—	—	—	1,995,000
Retirement of senior notes	(211,684)	(296,956)	—	—	(508,640)
Debt issuance costs	(98,531)	—	—	—	(98,531)
Issuance of common stock upon exercise
Intercompany accounts	(193,999)	245,673	(51,674)	—	—
Capped call transactions	(81,478)	—	—	—	(81,478)
Other	(539)	(633)	(34)	—	(1,206)

Net cash used in financing activities	(923,033)	(51,916)	(51,708)	—	(1,026,657)

Cash and cash equivalents
Net decrease for the period	(981,941)	(59,709)	(1,349)	—	(1,042,999)
Balance, beginning of period	1,718,616	263,386	74,205	—	2,056,207

Balance, end of period	$736,675	$203,677	$72,856	$—	$1,013,208

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2010, which were included in our Form 10-K, filed with the SEC on February 28, 2011. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.” MGM China Holdings Limited together with its subsidiaries is referred to as “MGM China.”

Executive Overview

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

Our results of operations are affected by decisions we make related to our capital allocation, our access to capital, and our cost of capital. Our general cost of debt has increased over the past few years due to the global recession and instability in the capital markets. We have been able to access the capital markets to meet our near term liquidity needs but our ability to refinance our debt at more favorable rates depends on the future state of the economy and credit markets.

Our results of operations do not tend to be seasonal in nature, though a variety of factors may affect the results of any interim period, including the timing of major conventions, the amount and timing of marketing and special events for our high-end gaming customers, and the level of play during major holidays, including New Year and Chinese New Year. Our results do not depend on key individual customers, although our success in marketing to customer groups, such as convention customers, and the financial health of customer segments, such as business travelers or high-end gaming customers from a particular country or region, can affect our results. We are also exposed to risks related to tourism and the general economy, including national and global economic conditions and terrorist attacks or other global events.

We have two reportable segments that are based on the regions in which we operate: wholly owned domestic resorts and MGM China. We currently operate 15 wholly owned resorts in the United States. MGM China’s operations currently consist of the MGM Macau resort and casino. We have additional business activities including our investments in unconsolidated affiliates, our MGM Hospitality operations, and certain other corporate and management operations. CityCenter is our most significant unconsolidated affiliate, which we also manage for a fee. Our operations which have not been segregated into separate reportable segments are reported as corporate and other operations in our reconciliations of segment results to consolidated results.

Wholly Owned Domestic Resorts

Historically, over half of our net revenue from wholly owned domestic resorts is derived from non-gaming activities, as our operating philosophy is to provide a complete resort experience for our guests, including non-gaming amenities for which our guests are willing to pay a premium. Our significant convention and meeting facilities allow us to maximize hotel occupancy and customer volumes during off-peak times such as mid-week or during traditionally slower leisure travel periods, which also leads to better labor utilization. Our operating results are highly dependent on the volume of customers at our resorts, which in turn affects the price we can charge for our hotel rooms and other amenities. We market to different customer segments to manage our hotel occupancy, such as targeting large conventions to increase mid-week occupancy.

A significant portion of our operating results for our wholly owned domestic resorts is dependent upon the high-end gaming business, which can be a cause for variability in our results. Key performance indicators related to gaming and hotel revenue at our wholly owned domestic resorts are:

•

Gaming revenue indicators – table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games hold percentage is in the range of 19% to 23% of table games drop and our normal slots hold percentage is in the range of 7.5% to 8.5% of slots handle;

•

Hotel revenue indicators – hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate).

We generate a majority of the net revenue from our wholly owned domestic resorts in Las Vegas, Nevada, which exposes us to certain risks, such as increased competition from new or expanded Las Vegas resorts, and from the expansion of gaming in California.

The state of the U.S. economy has negatively affected the results of our wholly owned domestic resorts over the past several years, and we expect these operations to continue to be sensitive to certain aspects of the current economic conditions, such as weaknesses in employment and constrained consumer spending. While we have begun to see a rebound in our U.S. customer groups, including convention business, and we have achieved increases in REVPAR in the first half of 2011, we expect adverse conditions currently or recently present in the economic environment to continue to negatively affect our operating results.

MGM China

On June 3, 2011, we and Ms. Ho, Pansy Catilina Chiu King (“Ms. Pansy Ho”) completed a reorganization of the capital structure and the initial public offering of 760 million shares of MGM China on The Stock Exchange of Hong Kong Limited (the “IPO”), representing 20% of the post issuance base capital stock of MGM China, at an offer price of HKD 15.34 per share. Pursuant to this reorganization, we acquired, through a wholly owned subsidiary, an additional 1% of the overall capital stock of MGM China for HKD 15.34 per share, or approximately $75 million, and thereby became the indirect owner of 51% of MGM China. Following the IPO, the underwriters partially exercised their overallotment option and Ms. Pansy Ho sold an additional 59 million shares of MGM China.

Through our acquisition of the additional 1% interest of MGM China, we obtained a controlling interest and were required to consolidate MGM China as of June 3, 2011. Prior to the IPO, we held a 50% interest in MGM Grand Paradise, which was accounted for under the equity method. The acquisition of the controlling financial interest was accounted for as a business combination and we recognized 100% of the assets, liabilities, and noncontrolling interests of MGM China at fair value at the date of acquisition. The fair value of the equity of MGM China was determined by the IPO transaction price and equaled approximately $7.5 billion. The carrying value of our equity method investment was significantly less than our share of the fair value of MGM China, resulting in a $3.5 billion gain on the acquisition.

We believe this acquisition plays an important role in extending our reach internationally and will foster future growth and profitability. Asia is the fastest-growing gaming market in the world and Macau is the world’s largest gaming destination in terms of revenue and has continued to grow over the past few years despite the global economic downturn.

Our MGM China operations primarily relate to operations at MGM Macau resort and casino. Revenues at MGM Macau are generated primarily from gaming operations made up of two distinct market segments: main floor and high-end (“VIP”). MGM China main floor operations consist of both table games and slot machines on the main gaming floors for the public, which usually consists of walk-in and day trip visitors. VIP players play mostly in dedicated VIP rooms or designated gaming areas. VIP customers can be further divided into customers sourced by in-house VIP programs and those sourced through gaming promoters.

A significant portion of our VIP volume is generated through the use of gaming promoters, also known as junket operators. These operators introduce high-end gaming players to MGM Macau, assist these customers with travel arrangements, and extend gaming credit to these players. VIP gaming at MGM Macau is conducted by the use of special purpose nonnegotiable gaming chips called “rolling chips.” Gaming promoters purchase these rolling chips from MGM Macau and in turn they sell these chips to their players. The rolling chips allow MGM Macau to track the amount of wagering conducted by each gaming promoters’ clients in order to determine VIP gaming play. In exchange for the gaming promoters’ services, MGM Macau pays them either through rolling chip turnover-based commissions or through revenue-sharing arrangements. The estimated portion of the gaming promoter payments that represent amounts passed through to VIP customers is recorded net against casino revenue, and the estimated portion retained by the gaming promoter for its compensation is recorded to casino expense.

In addition to the key performance indicators used by our wholly owned domestic resorts, MGM Macau utilizes “turnover” which is the sum of rolling chip wagers won by MGM Macau (rolling chips purchased plus rolling chips exchanged less rolling chips returned). Turnover provides a basis for measuring VIP casino win percentage. Normal win for VIP gaming operations at MGM Macau is in the range of 2.7% to 3.0% of turnover. MGM Macau’s main floor table games historical hold percentage is in the range of 20% to 27% of table games drop. Normal slots hold percentage at MGM Macau is in the range of 5.5% to 7.5% of slots handle.

Other Executive Overview Items

Borgata. We have a 50% economic interest in Borgata Hotel Casino & Spa (“Borgata”) located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation (“Boyd”) owns the other 50% of Borgata and also operates the resort. Our interest is held in trust and currently offered for sale pursuant to our settlement agreement with New Jersey Department of Gaming Enforcement (“DGE”). In March 2010, the New Jersey Casino Control Commission (“CCC”) approved our settlement agreement with the DGE pursuant to which we placed our 50% ownership interest in Borgata and related leased land in Atlantic City into a divestiture trust. The settlement agreement was amended on July 22, 2011 with the approval of the CCC on August 8, 2011. Following the transfer of these interests into trust, we ceased to be regulated by the CCC or the DGE, except as otherwise provided by the trust agreement and the settlement agreement. Boyd’s 50% interest is not affected by the settlement.

The terms of the settlement, as amended, mandate the sale of the trust property by March 2014, which represents an 18-month extension compared to the original settlement. During the period ending in March 2013, which also represents an 18-month extension compared to the original settlement we have the right to direct the trustee to sell the trust property, subject to approval of the CCC. If a sale is not concluded by that time, the trustee is responsible for selling the trust property during the following 12-month period. We continue to negotiate with certain parties that have expressed interest in the asset, but can provide no assurance that a transaction will be completed. Prior to the consummation of the sale, the divestiture trust will retain any cash flows received in respect of the trust property, but will pay property taxes and other costs attributable to the trust property. We are the sole economic beneficiary of the trust and will be permitted to reapply for a New Jersey gaming license beginning 30 months after the completion of the sale of the trust assets. As of June 30, 2011, the trust had $188 million of cash and investments, of which $150 million is held in treasury securities with maturities greater than 90 days but less than one year, and is recorded within “Prepaid expenses and other.”

As a result of our ownership interest in Borgata being placed into a trust we no longer have significant influence over Borgata; therefore, we discontinued the equity method of accounting for Borgata at the point the assets were placed in the trust in March 2010, and account for our rights under the trust agreement under the cost method of accounting. The carrying value of our investment related to Borgata is included in “Other long-term assets, net.” Earnings and losses that relate to the investment that were previously accrued remain as a part of the carrying amount of the investment. Distributions received by the trust that do not exceed our share of earnings are recognized currently in earnings. However, distributions received by the trust that exceed our share of earnings for such periods are applied to reduce the carrying amount of our investment. We consolidate the trust as we are the sole economic beneficiary. The trust did not receive distributions from Borgata during the six months ended June 30, 2011. In the second quarter of 2010, the trust received distributions from the joint venture of $15 million, of which $6 million was recorded as a reduction of the carrying value and $9 million was recorded as “Other, net” non-operating income.

Gold Strike Tunica. On May 2, 2011 the Mississippi Department of Environmental Quality mandated the closure of Gold Strike Tunica along with eight other Tunica area casino resorts. The property reopened on May 18, 2011. We recorded $8 million in “General and administrative” expense related to costs associated with flood prevention and other costs incurred during the time the property was closed. We carry flood and business interruption insurance, but we cannot determine the amount or timing of any reimbursements until we submit our claims and receive notice of approval from our insurers.

Impairments. A complete discussion of our critical accounting policies related to impairments of long-lived assets and investments in unconsolidated affiliates is included in our Form 10-K for the period ending December 31, 2010. We did not identify circumstances that existed that would indicate the carrying value of our long-lived assets may not be recoverable; therefore, we did not review any of our wholly owned long-lived asset groups – generally our operating resorts – for impairment as of June 30, 2011. Historically, the undiscounted cash flows of our significant long-lived assets have exceeded their carrying values by a substantial margin such that any recent decline in operating performance would not be indicative of a potential impairment. See “Operating Results – Details of Certain Charges” for discussion of impairment charges recorded for the period presented.

Results of Operations

The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2011 and 2010.

Summary Financial Results

The following table presents selected summary consolidated financial results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Net revenues	$1,805,985	$1,547,329	$3,318,836	$3,013,582
Operating income (loss)	3,683,760	(1,048,817)	3,853,465	(1,060,240)
Net income (loss)	3,450,691	(883,476)	3,360,820	(980,217)
Net income (loss) attributable to MGM Resorts International	3,441,985	(883,476)	3,352,114	(980,217)

Our results of operations for the three and six months ending June 30, 2011 include the results of MGM China for the 28 days ending June 30, 2011 on a consolidated basis. Prior thereto, results of operations of MGM China were reflected under the equity method of accounting – see “Operating Results – Income from Unconsolidated Affiliates.” Net revenue and operating income attributable to MGM China for the 28 days ending June 30, 2011 were $193 million and $19 million, respectively.

The following items also affected comparability in our operating results:

•	A gain of $3.5 billion related to the MGM China transaction during the second quarter of 2011;

•	Our share of CityCenter residential inventory impairment of $26 million in the second quarter of 2011, $29 million in the second quarter of 2010, and $114 million for the six month period of 2010;

•	Our share of CityCenter forfeited residential deposits of $28 million and $40 million in the three and six month periods of 2010, respectively; and

•	A $1.12 billion impairment on our investment in CityCenter in the second quarter of 2010.

Excluding these items, operating income for the three and six months ended June 30, 2011 increased $140 million and $247 million, respectively. Operating income was positively affected by improved performance at MGM Macau, CityCenter resort operations and our wholly owned domestic resorts.

Operating Results – Detailed Segment Information

The following table presents net revenue and Adjusted EBITDA by reportable segment. Management uses Adjusted Property EBITDA as the primary profit measure for our reportable segments. See “Non-GAAP measures” for additional Adjusted EBITDA information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net revenue:
Wholly owned domestic resorts	$1,505,308	$1,441,731	$2,911,738	$2,804,141
MGM China	192,984	—	192,984	—

Reportable segment net revenue	1,698,292	1,441,731	3,104,722	2,804,141
Corporate and other	107,693	105,598	214,114	209,441

	$1,805,985	$1,547,329	$3,318,836	$3,013,582

Adjusted EBITDA:
Wholly owned domestic resorts	$331,386	$308,788	$631,348	$580,085
MGM China	46,422	—	46,422	—

Reportable segment Adjusted Property EBITDA	377,808	308,788	677,770	580,085
Corporate and other	(12,002)	(66,020)	10,229	(181,423)

	$365,806	$242,768	$687,999	$398,662

Net revenue related to wholly owned domestic resorts increased 4% for the second quarter primarily driven by an 11% increase in REVPAR at our Las Vegas Strip resorts. Corporate and other revenue includes revenues from MGM Hospitality and management operations and reimbursed revenue primarily related to our CityCenter management agreement. Consolidated Adjusted EBITDA was $366 million in the 2011 quarter, a 51% increase compared to $243 million in the 2010 quarter, primarily due to strong performances at our Las Vegas resorts and MGM Macau.

Wholly owned domestic operations. The following table presents detailed net revenue at our wholly owned domestic resorts:

	Three Months Ended June 30,			Six Months Ended June 30,
		Percentage		Percentage
	2011	Change	2010	2011	Change	2010
	(In thousands)
Casino revenue, net:
Table games	$182,319	(5%)	$192,371	$367,127	(9%)	$405,036
Slots	407,674	5%	389,845	796,221	3%	775,312
Other	17,650	5%	16,811	34,515	(10%)	38,297

Casino revenue, net	607,643	1%	599,027	1,197,863	(2%)	1,218,645
Non-casino revenue:
Rooms	392,500	9%	361,030	760,837	11%	686,706
Food and beverage	364,239	2%	356,756	698,510	4%	672,912
Entertainment, retail and other	296,908	4%	284,319	559,244	3%	543,377

Non-casino revenue	1,053,647	5%	1,002,105	2,018,591	6%	1,902,995

	1,661,290	4%	1,601,132	3,216,454	3%	3,121,640
Less: Promotional allowances	(155,982)	(2%)	(159,401)	(304,716)	(4%)	(317,499)

	$1,505,308	4%	$1,441,731	$2,911,738	4%	$2,804,141

Table games revenue decreased 5% for the second quarter and was negatively affected by a lower table games hold percentage – an approximately 85 basis point decrease compared to the prior year quarter. Table games hold percentage was below our normal hold range in the current year quarter and near the low end of the range in the prior year quarter. Total table games revenue was also affected by table games volume decreasing 4% compared to the prior year quarter as a result of lower baccarat volume. Slots revenue increased 5% in the second quarter with a 7% increase at our Las Vegas Strip resorts.

For the six month period, table games revenue decreased 9%, affected by a 160 basis point decrease in table games hold. Hold percentage in the 2011 year-to-date period was below our normal range and near the low end of our normal range in the 2010 period. Total table games revenue was also affected by a decrease in baccarat volume, which led to a 4% decrease in total table games volume compared to the year-to-date period in 2010. Slots revenue increased 3%, with a 4% increase at our Las Vegas Strip resorts.

Rooms revenue in the second quarter increased 9%, with a 10% increase in Las Vegas Strip REVPAR. Rooms revenue for the six month period increased 11% with an increase in Las Vegas Strip REVPAR of 13%. The following table shows key hotel statistics for our Las Vegas Strip resorts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Occupancy	94%	93%	90%	89%
Average Daily Rate (ADR)	$126	$115	$128	$115
Revenue per Available Room (REVPAR)	118	107	115	102

Adjusted Property EBITDA for wholly owned domestic resorts increased 7% compared to the second quarter of 2010, led by a 62% increase in Adjusted Property EBITDA at Monte Carlo and a 35% increase in Adjusted Property EBITDA at Bellagio. Operations at Gold Strike Tunica were negatively affected by the state-mandated closure as previously discussed in “Executive Overview.”

MGM China. Net revenue for MGM China was $193 million for the 28 days of consolidated operations ending June 30, 2011. Adjusted Property EBITDA was $46 million for the same period.

The following table presents certain supplemental pro forma information for MGM China for the three and six month periods ended June 30, 2011 and 2010 as if the transaction had occurred as of the beginning of each period presented. This information includes the impact of certain purchase accounting adjustments. This supplemental pro forma information is provided solely for comparative purposes and does not presume to be indicative of what actual results would have been if the change in management control had been completed at the beginning of the periods presented, nor indicative of future results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net Revenue	$668,292	$306,918	$1,264,015	$639,033

Adjusted Property EBITDA	$170,074	$61,355	$316,429	$131,850
Property transactions, net	(497)	(168)	(510)	(365)
Depreciation and amortization	(87,346)	(87,605)	(174,851)	(175,381)

Operating income (loss)	82,231	(26,418)	141,068	(43,896)
Non-operating income (expense)	(5,913)	(13,920)	(11,727)	(26,906)

Income (loss) before income taxes	76,318	(40,338)	129,341	(70,802)
Provision for income taxes	(9,203)	(22)	(15,571)	(22)

Net income (loss)	$67,115	$(40,360)	$113,770	$(70,824)

Pro forma net revenue and Adjusted EBITDA for MGM China for the three and six months ended June 30, 2011 increased primarily as a result of a 110% and 101% increase in VIP table games turnover, respectively, and a 21% increase in main floor table games drop for both periods.

Operating Results – Details of Certain Charges

Property transactions, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
CityCenter investment impairment charge	$—	$1,122,456	$—	$1,122,456
Other property transactions, net	900	3,826	991	4,515

	$900	$1,126,282	$991	$1,126,971

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

Operating Results – Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our income (loss) from unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
CityCenter	$(32,483)	$(55,562)	$(38,306)	$(174,173)
MGM Macau	53,539	18,694	115,219	41,793
Borgata	—	—	—	6,971
Other	10,971	10,674	18,457	18,297

	$32,027	$(26,194)	$95,370	$(107,112)

We ceased recording MGM Macau operating results as income from unconsolidated affiliates under the equity method of accounting in June 2011, and we ceased recording Borgata operating results as income from unconsolidated affiliates in March 2010.

Our share of income for MGM Macau through June 2, 2011 was $54 million in the second quarter of 2011, compared to $19 million for a full quarter of operations in the 2010 second quarter. Our share of operating income for MGM Macau for the 2011 six month period was $115 million compared to $42 million for the six months of 2010. As previously discussed, MGM Macau has achieved a significant increase in gaming volumes over the past twelve months.

In addition, our share of operating losses from CityCenter decreased for the three and six month periods in 2011 compared to 2010. As further discussed below, we recorded significant impairment charges for CityCenter residential inventory. Excluding these impairment charges, forfeited residential deposit income, and the loss on debt retirement in the first quarter of 2011, our loss from CityCenter decreased $50 million and $74 million for the three and six month periods, respectively.

Upon substantial completion of construction of the Mandarin Oriental residential inventory in the first quarter of 2010 and the Veer residential inventory in the second quarter of 2010, CityCenter is required to carry its residential inventory at the lower of its carrying value or fair value less costs to sell. Fair value of the residential inventory is determined using a discounted cash flow analysis based on management’s current expectations of future cash flows. The key inputs in the discounted cash flow analysis include estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate.

CityCenter recorded a $53 million impairment charge in the second quarter of 2011. We recognized 50% of such impairment charge, resulting in a pre-tax charge of approximately $26 million. CityCenter recorded impairment charges of $57 million and $228 million in the three and six months ended June 30, 2010, respectively. We recognized 50% of such impairment charges, resulting in pre-tax charges of approximately $29 million and $114 million in the three and six month periods ended June 30, 2010, respectively.

Non-operating Results

Interest expense decreased to $270 million in the second quarter compared to $291 million in the prior year quarter. Interest expense for the six months of 2011 was $540 million compared to $555 million in the six months of 2010. Lower interest expense was a result of lower average debt outstanding during the three and six month periods. We did not capitalize interest expense in 2011 or 2010.

Non-operating items from unconsolidated affiliates decreased for the three months ended June 30, 2011 as a result of MGM Macau ceasing to be recorded as an equity method investment in the 2011 quarter.

Non-operating items from unconsolidated affiliates for the six month period increased due to our share of $24 million in non-operating expense at CityCenter related to certain costs incurred to restructure its debt and the write-off of debt issuance costs. Additionally, net interest expense increased at CityCenter as a result of ceasing capitalization of interest in early 2010.

“Other, net” in the second quarter of 2011 included a $6 million loss related to the loss on derivative associated with the issuance of the convertible notes in June 2011 and $8 million in costs associated with the IPO. The prior year second quarter included $9 million in distributions from the Borgata trust; no such distributions occurred in the second quarter of 2011. In addition, “Other, net” included a $142 million gain on debt redemption in the first quarter of 2010 related to amending and restating our senior credit facility.

We recognized a tax benefit of $133 million for the six months ended June 30, 2011 despite having positive pre-tax income as no income taxes were provided on the $3.5 billion MGM China transaction gain. In addition, we recorded a $14 million income tax benefit during the second quarter to reflect the impact of a change in tax law in Michigan. Absent this benefit, we would have recorded income tax benefit on pre-tax losses exclusive of the MGM China gain at a 44% effective tax rate for the six month period.

Non-GAAP Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, and property transactions, net, and the gain on the MGM China transaction. “Adjusted Property EBITDA” is Adjusted EBITDA before corporate expense and stock compensation expense related to the MGM Resorts stock option plan, which is not allocated to each property. MGM China recognizes stock compensation expense related to its stock compensation plan which is included in the calculation of Adjusted Property EBITDA for MGM China. Adjusted EBITDA information is presented solely as a supplemental disclosure to reported GAAP measures because management believes these measures are 1) widely used measures of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Adjusted EBITDA	$365,806	$242,768	$687,999	$398,662
Preopening and start-up expenses	316	(537)	316	(4,031)
Property transactions, net	(900)	(1,126,282)	(991)	(1,126,971)
Gain on MGM China transaction	3,496,005	—	3,496,005	—
Depreciation and amortization	(177,467)	(164,766)	(329,864)	(327,900)

Operating income (loss)	3,683,760	(1,048,817)	3,853,465	(1,060,240)

Non-operating income (expense)
Interest expense, net	(270,224)	(291,169)	(540,138)	(555,344)
Other, net	(41,019)	(22,985)	(85,264)	95,520

Income (loss) before income taxes	3,372,517	(1,362,971)	3,228,063	(1,520,064)
Benefit for income taxes	78,174	479,495	132,757	539,847

Net income (loss)	3,450,691	(883,476)	3,360,820	(980,217)
Less: Net income attributable to noncontrolling interests	(8,706)	—	(8,706)	—

Net income (loss) attributable to MGM Resorts International	$3,441,985	$(883,476)	$3,352,114	$(980,217)

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA for individual resorts and Adjusted EBITDA:

	Three Months Ended June 30, 2011
	Operating Income (Loss)	Preopening and Start-up Expenses	Gain on MGM China Transaction & Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$52,732	$—	$317	$24,321	$77,370
MGM Grand Las Vegas	16,324	—	—	19,233	35,557
Mandalay Bay	29,810	—	16	21,775	51,601
The Mirage	10,395	—	11	13,934	24,340
Luxor	9,349	—	6	9,486	18,841
New York-New York	15,999	—	—	6,224	22,223
Excalibur	13,105	—	210	5,054	18,369
Monte Carlo	9,516	—	28	6,100	15,644
Circus Circus Las Vegas	2,295	—	(8)	4,766	7,053
MGM Grand Detroit	32,139	—	269	9,755	42,163
Beau Rivage	8,217	—	19	11,052	19,288
Gold Strike Tunica	(5,063)	—	—	3,370	(1,693)
Other resort operations	(601)	—	24	1,207	630

Wholly owned domestic resorts	194,217	—	892	136,277	331,386

MGM China	19,448	—	13	26,961	46,422
MGM Macau (50%)	53,539	—	—	—	53,539
CityCenter (50%)	(32,483)	—	—	—	(32,483)
Other unconsolidated resorts	10,971	—	—	—	10,971
Management and other operations	(2,296)	(316)	(5)	3,530	913

	243,396	(316)	900	166,768	410,748

Stock compensation	(8,995)	—	—	—	(8,995)
Corporate	3,449,359	—	(3,496,005)	10,699	(35,947)

	$3,683,760	$(316)	$(3,495,105)	$177,467	$365,806

	Three Months Ended June 30, 2010
	Operating Income (Loss)	Preopening and Start-up Expenses	Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$33,267	$—	$5	$24,041	$57,313
MGM Grand Las Vegas	32,896	—	—	19,211	52,107
Mandalay Bay	16,868	—	659	22,815	40,342
The Mirage	3,612	—	(139)	19,746	23,219
Luxor	7,134	—	(10)	10,454	17,578
New York-New York	6,417	—	6,081	7,053	19,551
Excalibur	12,565	—	—	5,845	18,410
Monte Carlo	3,426	—	—	6,233	9,659
Circus Circus Las Vegas	93	—	225	5,213	5,531
MGM Grand Detroit	27,312	—	—	10,153	37,465
Beau Rivage	4,404	—	—	12,296	16,700
Gold Strike Tunica	7,375	—	(1,100)	3,550	9,825
Other resort operations	(295)	—	5	1,378	1,088

Wholly owned domestic resorts	155,074	—	5,726	147,988	308,788

MGM Macau (50%)	18,694	—	—	—	18,694
CityCenter (50%)	(55,562)	—	—	—	(55,562)
Other unconsolidated resorts	10,803	—	—	—	10,803
Management and other operations	(7,943)	537	—	3,841	(3,565)

	121,066	537	5,726	151,829	279,158

Stock compensation	(8,002)	—	—	—	(8,002)
Corporate	(1,161,881)	—	1,120,556	12,937	(28,388)

	$(1,048,817)	$537	$1,126,282	$164,766	$242,768

	Six Months Ended June 30, 2011
	Operating Income (Loss)	Preopening and Start-up Expenses	Gain on MGM China Transaction & Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$81,546	$—	$317	$49,408	$131,271
MGM Grand Las Vegas	33,892	—	—	38,533	72,425
Mandalay Bay	44,052	—	16	43,977	88,045
The Mirage	28,415	—	39	28,285	56,739
Luxor	19,824	—	6	19,125	38,955
New York-New York	31,282	—	(85)	12,154	43,351
Excalibur	24,053	—	210	10,248	34,511
Monte Carlo	17,481	—	28	11,895	29,404
Circus Circus Las Vegas	2,151	—	(8)	9,483	11,626
MGM Grand Detroit	65,829	—	372	19,495	85,696
Beau Rivage	10,150	—	58	22,216	32,424
Gold Strike Tunica	945	—	—	6,810	7,755
Other resort operations	(3,333)	—	17	2,462	(854)

Wholly owned domestic resorts	356,287	—	970	274,091	631,348

MGM China	19,448	—	13	26,961	46,422
MGM Macau (50%)	115,219	—	—	—	115,219
CityCenter (50%)	(38,306)	—	—	—	(38,306)
Other unconsolidated resorts	18,457	—	—	—	18,457
Management and other operations	(5,289)	(316)	(5)	7,132	1,522

	465,816	(316)	978	308,184	774,662

Stock compensation	(18,205)	—	—	—	(18,205)
Corporate	3,405,854	—	(3,495,992)	21,680	(68,458)

	$3,853,465	$(316)	$(3,495,014)	$329,864	$687,999

	Six Months Ended June 30, 2010
	Operating Income (Loss)	Preopening and Start-up Expenses	Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$70,831	$—	$(107)	$48,555	$119,279
MGM Grand Las Vegas	51,279	—	—	39,314	90,593
Mandalay Bay	18,735	—	659	46,348	65,742
The Mirage	13,431	—	(139)	35,352	48,644
Luxor	8,571	—	(10)	21,780	30,341
New York-New York	17,430	—	6,095	14,093	37,618
Excalibur	20,803	—	784	11,690	33,277
Monte Carlo	3,882	—	—	12,226	16,108
Circus Circus Las Vegas	(3,553)	—	225	10,552	7,224
MGM Grand Detroit	57,667	—	—	20,303	77,970
Beau Rivage	8,818	—	3	24,582	33,403
Gold Strike Tunica	13,804	—	(1,100)	7,182	19,886
Other resort operations	(2,824)	—	5	2,819	—

Wholly owned domestic resorts	278,874	—	6,415	294,796	580,085

MGM Macau (50%)	41,793	—	—	—	41,793
CityCenter (50%)	(177,667)	3,494	—	—	(174,173)
Other unconsolidated resorts	25,560	—	—	—	25,560
Management and other operations	(15,136)	537	—	7,172	(7,427)

	153,424	4,031	6,415	301,968	465,838

Stock compensation	(17,557)	—	—	—	(17,557)
Corporate	(1,196,107)	—	1,120,556	25,932	(49,619)

	$(1,060,240)	$4,031	$1,126,971	$327,900	$398,662

Liquidity and Capital Resources

Cash Flows

Our consolidated cash flows include the results of MGM China beginning June 3, 2011. At June 30, 2011, we held cash and cash equivalents of $922 million, of which $417 million related to MGM China.

Operating Activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by the timing of significant tax payments or refunds and distributions from unconsolidated affiliates. Cash provided by operating activities was $297 million for the six months ended June 30, 2011, compared to cash provided by operating activities of $350 million in the prior year period due to lower tax refunds received offset by improved operating performance at our resorts. We received a tax refund of approximately $175 million in the six months ended June 30, 2011 and a tax refund of approximately $380 million in the six months ended June 30, 2010.

Investing Activities. In the six months ended June 30, 2011, we made investments and advances of $103 million to CityCenter, of which $37 million related to a required equity contribution in connection with CityCenter’s first quarter 2011 financing transactions and $66 million related to payments made pursuant to our completion guarantee. In the six months ended June 30, 2010, we made $302 million in payments to CityCenter pursuant to our completion guarantee.

We had capital expenditures of $85 million in 2011 including $3 million at MGM China, related mainly to capital expenditures at various resorts; including room and restaurant remodels, theater renovations, slot machines and a remodel of the high limit slots area at Bellagio. Most of the costs capitalized related to furniture and fixtures, materials, and external labor costs. Capital expenditures of $79 million in 2010 mainly related to the purchase of an aircraft and various capital projects at our resorts.

Our capital expenditures fluctuate from year to year depending on our decisions with respect to strategic capital investments in new or existing resorts and the timing of more regular capital investments to maintain the quality of our resorts; the amounts of which can vary depending on timing of larger remodel projects related to our public spaces and hotel rooms. Expected capital expenditures during 2011 include slot machine purchases and room remodel projects at Bellagio and MGM Grand. In accordance with our senior credit facility covenants, the Company and its restricted subsidiaries are limited to $500 million of annual capital expenditures (as defined in the agreement governing our senior credit facility) in 2011 and currently expect to spend approximately $275 million on capital expenditures in 2011.

During the six months of 2011, we paid approximately $75 million to acquire an additional 1% interest in MGM China and acquired cash of $482 million.

During the first quarter of 2011, the trust holding our 50% ownership interest in Borgata received proceeds of $150 million from treasury securities with maturities greater than 90 days and reinvested $150 million in treasury securities with maturities greater than 90 days.

Financing Activities. In the six months ended June 30, 2011, we repaid the $325 million outstanding principal amount of our 8.375% senior subordinated notes due 2011 at maturity. During 2011, we issued $300 million of 4.25% convertible senior notes due 2015 for net proceeds of $311 million, which were used to pay down borrowings under our senior credit facility.

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

Other Factors Affecting Liquidity

Borgata settlement. As discussed in “Executive Overview,” we entered into a settlement agreement with the DGE agreement under which we will sell our 50% ownership interest in Borgata and related leased land in Atlantic City. Prior to the consummation of the sale, the divestiture trust will retain any cash flows received in respect of the trust property, but will pay property taxes and other costs attributable to the trust property to the extent that minimum trust cash balances are maintained. Prior to the settlement agreement, we had received significant distributions from Borgata, and not receiving such distributions until the ultimate sale could negatively affect our liquidity in interim periods.

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

As of June 30, 2011, we had funded $619 million under the completion guarantee. We have recorded a receivable from CityCenter of $110 million related to these amounts, which represents amounts reimbursable to us from CityCenter from future residential proceeds. We had a remaining estimated net obligation under the completion guarantee of $18 million which includes estimated litigation costs related to the resolution of disputes with contractors as to the final construction costs and estimated amounts to be paid to contractors either through the joint venture’s extra-judicial settlement process or through the legal process related to the Perini litigation. Our accrual also reflects certain estimated offsets to the amounts claimed by the contractors. CityCenter has reached, or expects to reach, settlement agreements with most of the construction subcontractors. However, significant disputes remain with the general contractor and certain subcontractors. Amounts claimed by such parties exceed amounts included in our completion guarantee accrual by approximately $200 million, as such amounts exceed our best estimate of our liability. Moreover, we have not accrued for any contingent payments to CityCenter related to the Harmon Hotel & Spa component, which is unlikely to be completed using the building as it now stands. The Clark County Building Division (“Building Division”) requested that CityCenter conduct an analysis, based on all available information, as to whether the current structure of the Harmon building complies with applicable building codes. On July 11, 2011 a consulting engineer engaged by CityCenter for this review submitted the results of his analysis of the Harmon tower and podium in its current as-built condition. The engineer opined, among other things, that “[i]n a code-level earthquake, using either the permitted or current code specified loads, it is likely that critical structural members in the tower will fail and become incapable of supporting gravity loads, leading to a partial or complete collapse of the tower. There is missing or misplaced reinforcing steel in columns, beams, shear walls, and transfer walls throughout the structure of the tower below the twenty-first floor.” In response to this opinion, the Building Division required CityCenter, no later than August 15, 2011, “to provide a plan of action that will abate the potential for structural collapse and protect impacted uses and occupancies.” Under the relevant building code provision, “abate” means repair, rehabilitation, demolition or removal of the subject building. CityCenter is preparing its response to the Building Division’s request. We do not believe we would be responsible for funding under the completion guarantee any additional remediation efforts that might be required with respect to the Harmon; however, our view is based on a number of developing factors, including with respect to on-going litigation with CityCenter’s contractors, actions by local officials and other developments related to the CityCenter venture, that are subject to change.

Silver Legacy. Silver Legacy has approximately $143 million of outstanding senior notes due in March 2012. Silver Legacy is exploring various alternatives for refinancing or restructuring its obligations under the notes. There can be no assurance, however, that it will be able to refinance or restructure the notes on acceptable terms, or at all. If Silver Legacy is unable to refinance or restructure its obligations with respect to the mortgage notes, the holders of the notes will be entitled to exercise the remedies provided in the indenture governing the notes, including foreclosing on the assets securing the mortgage notes.

Principal Debt Arrangements

Our long-term debt consists of publicly held senior, senior secured, senior subordinated, convertible senior notes and our senior credit facility. A detailed description is provided in our Annual Report on Form 10-K for the period ended December 31, 2010.

In addition, MGM Grand Paradise’s credit facility is equivalent to approximately $551 million in term loans and a $40 million revolving loan at June 30, 2011 based on exchange rates at that date. Scheduled amortization on the term loan begins in July 2012 with a lump sum payment of $276 million upon final maturity in July 2015. The revolving loan may be redrawn, but is required to be repaid in full on the last date of the respective term loan, no later than July 2015. Interest on the term loan facility is based on HIBOR plus a margin ranging between 3% and 4.5%, based on MGM Grand Paradise’s adjusted leverage ratio, as defined in its credit facility agreement. Interest on the revolving facility can be denominated in either Hong Kong dollars or US dollars and is based on the same margin range, plus HIBOR or LIBOR, as appropriate. As of June 30, 2011, the revolving facility is denominated entirely in Hong Kong dollars and interest is based on the margin range of 3%, plus HIBOR.

At June 30, 2011, MGM Grand Paradise was required to maintain a specified adjusted leverage ratio, as defined, at the end of each quarter while the loans are outstanding. The adjusted leverage ratio is required to be no greater than 4.00 to 1.00 for each quarter during 2011 and no greater than 3.50 to 1.00 thereafter. In addition, MGM Grand Paradise is required to maintain a debt service coverage ratio, as defined of no less than 1.50 to 1.00 at each quarter end. At June 30, 2011, MGM Grand Paradise was in compliance with its adjusted leverage ratio and debt service coverage ratios.

Commitments and Contractual Obligations

A detailed description of our commitments and contractual obligations is provided in our Annual Report on Form 10-K for the period ended December 31, 2010. There have been no significant updates other than scheduled payments and the effect of the MGM China transaction.

As discussed above under “Principal debt arrangements,” MGM Grand Paradise has approximately $591 million outstanding under its credit facility at June 30, 2011, which matures on a quarterly basis beginning in July 2012 and the revolving loan is required to be repaid in full on the last date of the respective term loan, but no later than July 2015. Estimated interest payable in future periods related to the MGM Grand Paradise credit facility is approximately $104 million.

Market Risk

In addition to the inherent risks associated with our normal operations, we are also exposed to additional market risks. Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate borrowings and short-term borrowings under our bank credit facilities. A change in interest rates generally does not have an impact upon our future earnings and cash flow for fixed-rate debt instruments. As fixed-rate debt matures, however, and if additional debt is acquired to fund the debt repayment, future earnings and cash flow may be affected by changes in interest rates. This effect would be realized in the periods subsequent to the periods when the debt matures.

As of June 30, 2011, variable rate borrowings represented approximately 22% of our total borrowings. Assuming a 100 basis-point increase in LIBOR over the 2% floor specified in our senior credit facility, our annual interest cost would change by approximately $23 million based on gross amounts outstanding at June 30, 2011. Assuming a 100 basis-point increase in HIBOR for the MGM Grand Paradise Credit facility, our annual interest cost would change by approximately $6 million based on amounts outstanding at June 30, 2011. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in,							Fair Value June 30, 2011
	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)
Fixed rate	$130	$545	$1,384	$1,159	$2,325	$4,394	$9,937	$10,401
Average interest rate	6.4%	6.8%	10.2%	8.4%	5.1%	9.2%	8.1%
Variable rate	$—	$28	$83	$2,394	$371	$—	$2,876	$2,796
Average interest rate	N/A	3.2%	3.2%	6.8%	3.2%	N/A	6.2%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau. While recent fluctuations in exchange rates have been minimal, potential changes in policy by governments or fluctuations in the economies of the U.S., Macau, or Hong Kong could cause variability in these exchange rates.

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Exchange Act. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to generate significant cash flow, and amounts that we expect to receive in federal tax refunds, amounts we will invest in capital expenditures, amounts we will pay under the CityCenter completion guarantee and our ability to complete a sale of our interest in Borgata. The foregoing is not a complete list of all forward-looking statements we make.

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

•	our substantial indebtedness and significant financial commitments and our ability to satisfy our obligations;

•	current and future economic and credit market conditions and our ability to service or refinance our indebtedness and to make planned expenditures;

•	restrictions and limitations in the agreements governing our senior credit facility and other senior indebtedness;

•	significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete;

•	the fact that we are subject to extensive regulation and the related cost of compliance or failure to comply with such regulations;

•	economic and market conditions in the markets in which we operate and in the locations in which our customers reside;

•	extreme weather conditions or climate change may cause property damage or interrupt business;

•	the concentration of our major gaming resorts on the Las Vegas Strip;

•	investing through partnerships or joint ventures including CityCenter decreases our ability to manage risk;

•	our business is particularly sensitive to energy prices and a rise in energy prices;

•	leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks or acts of war or hostility;

•	we extend credit to a significant portion of our customers and we may not be able to collect gaming receivables from our credit players;

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(e) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In making our assessment of changes in internal control over financial reporting as of June 30, 2011, we have excluded the MGM China operations because these operations were acquired in a business combination on June 3, 2011. These operations represent approximately 33% of our total assets at June 30, 2011 and approximately 11% of our total net revenues for the quarter ended June 30, 2011. We intend to disclose any material changes in internal control over financial reporting with respect to the MGM China operations in the first annual assessment of internal control over financial reporting in which we are required to include MGM China.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant developments in any of the cases disclosed in our Form 10-K in the six months ended June 30, 2011, except as follows:

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

The CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the lawsuit. The Company believes that a loss with respect to Perini’s punitive damages claim is neither probable nor reasonably possible. Please refer to Note 8 in the accompanying consolidated financial statements for further discussion on the Company’s completion guarantee obligation which may be impacted by the outcome of the above litigation and the joint venture’s extra-judicial settlement process.

Securities and derivative litigation. On July 6, 2011 the Eighth Judicial District Court (Clark County) issued a decision that granted all defendants’ motions to dismiss the shareholder derivative complaint filed on March 25, 2011 in the consolidated cases Charles Kim v. James J. Murren, et al., Case No. A-09-599937-C, filed September 23, 2009) and Sanjay Israni v. Robert H. Baldwin, et al. (Case No. A-10-619411-C, transferred from the Second Judicial District Court (Washoe County) on May 10, 2010). The bases for the court’s ruling were that plaintiffs failed to serve a pre-suit demand upon the Company’s independently controlled Board of Directors, and the complaint failed to make allegations with sufficient particularity that such a demand would have been futile. An order based on the court’s decision is pending. The Company will continue to vigorously defend itself against these claims.

Call Center litigation. Lori Zaragoza v. MGM MIRAGE, Inc. and MGM Resorts International, Case No. BC 461912, Los Angeles County Superior Court, filed May 18, 2011. This putative class action complaint alleges that during the one year prior to the filing defendant’s call center reservation agents monitored and recorded consumer telephone calls for hotel room and other hospitality-related bookings, without prior notice to plaintiff and other California consumers in violation of various provisions of the California Penal Code. The plaintiff seeks certification of a class action, compensatory damages including consequential or statutory damages pursuant to California Penal Code §637.2, whichever is greater, injunctive relief, prejudgment interest and costs of suit. The case is in its early stages. The Company contests that the complaint has merit and will vigorously defend itself against the claims in this lawsuit.

Item 1A.	Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to those factors for the six months ended June 30, 2011, except as discussed below. The following updates primarily relate to our acquisition of a controlling financial interest in MGM China.

• Our substantial indebtedness and significant financial commitments could adversely affect our operations and financial results and impact our ability to satisfy our obligations. As of June 30, 2011, we had approximately $12.8 billion of indebtedness, including $2.3 billion of borrowings outstanding under our senior credit facility, and had approximately $1.2 billion of available borrowing capacity under the senior credit facility. We have no other existing sources of borrowing availability, except to the extent we pay down further amounts outstanding under the senior credit facility. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. In addition, as of June 30, 2011, MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the company that owns and operates MGM Macau, had approximately $551 million of debt outstanding under its term loan credit facility and $40 million outstanding under its revolving credit facility. We do not guarantee MGM Grand Paradise’s obligations under its credit agreement and, to the extent MGM Macau were to cease to produce cash flow sufficient to service its indebtedness, our ability to make additional investments into that entity is limited by the negative covenants in our existing debt instruments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our liquidity and financial position. In addition, our substantial indebtedness and significant financial commitments could have important negative consequences, including:

•	increasing our exposure to general adverse economic and industry conditions;

•	limiting our flexibility to plan for, or react to, changes in our business and industry;

•	limiting our ability to borrow additional funds;

•	making it more difficult for us to make payments on our indebtedness; and

•	placing us at a competitive disadvantage compared to other less leveraged competitors.

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

• The agreements governing our senior credit facility and other senior indebtedness contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity and therefore could adversely affect our results of operations. Covenants governing our senior credit facility and certain of our debt securities restrict, among other things, our ability to:

•	pay dividends or distributions, repurchase or issue equity, prepay debt or make certain investments;

•	incur additional debt or issue certain disqualified stock and preferred stock;

•	incur liens on assets;

•	pledge or sell assets or consolidate with another company or sell all or substantially all assets;

•	enter into transactions with affiliates;

•	allow certain subsidiaries to transfer assets; and

•	enter into sale and lease-back transactions.

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

In addition, MGM Grand Paradise’s credit facility contains covenants that restrict its ability to engage in certain transactions. In particular, the MGM Grand Paradise credit facility requires MGM Grand Paradise and certain of its subsidiaries to satisfy various financial covenants, including a maximum adjusted leverage ratio and minimum debt service ratio, and imposes certain operating and financial restrictions on MGM Grand Paradise and its subsidiaries, including, among other things, limitations on its ability to pay dividends or distributions to us, incur additional debt, make investments or engage in other businesses; merge or consolidate with other companies, or transfer and sell assets.

• We face significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete, and failure to effectively compete could materially adversely affect our business, financial condition results of operations and cash flow. The hotel, resort and casino industries are highly competitive. We do not believe that our competition is limited to a particular geographic area, and hotel, resort and gaming operations in other states or countries could attract our customers. To the extent that new casinos enter our markets or hotel room capacity is expanded by others in major destination locations, competition will increase. Major competitors, including new entrants, have either recently expanded their hotel room capacity or are currently expanding their capacity or constructing new resorts in Las Vegas and Macau. Also, the growth of gaming in areas outside Las Vegas, including California, has increased the competition faced by our operations in Las Vegas and elsewhere. In particular, as large scale gaming operations in Native American tribal lands has increased, particularly in California, competition has increased. In addition, competition could increase if changes in gaming restrictions in the U.S. and elsewhere result in the addition of new gaming establishments located closer to our customers than our casinos, such as has happened in California. For example, while our Macau operations compete to some extent with casinos located elsewhere in Asia, including Singapore, Australia and New Zealand, certain countries in the region have legalized casino gaming (including Malaysia, Vietnam and Cambodia), and others (such as Japan, Taiwan and Thailand) may legalize casino gaming in the future. Furthermore, currently MGM Grand Paradise holds a subconcession under one of only three gaming concessions authorized by the Macau government to operate casinos in Macau. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or subconcessions, we would face increased competition. In addition to competition with other hotels, resorts, and casinos, we compete with destination travel locations outside of the markets in which we operate. Our failure to compete successfully in our various markets and to continue to attract customers could adversely affect our business, financial condition, results of operations and cash flow.

In addition, in connection with the initial public offering of MGM China Holdings Limited (“MGM China”), the holding company that indirectly owns and operates MGM Macau, we entered into a Deed of Non-compete Undertakings with MGM China and Ms. Pansy Ho pursuant to which we are restricted from having any interest or involvement in gaming businesses in China, Macau, Hong Kong and Taiwan other than through MGM China. While gaming is currently prohibited in China, Hong Kong and Taiwan, if it is legalized in the future our ability to compete with our competitors in these locations would be limited until the earlier of (i) March 31, 2020 or (ii) the date MGM China’s ordinary shares cease to be listed on The Stock Exchange of Hong Kong Limited.

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

Further, our directors, officers, key employees and joint venture partners must meet approval standards of certain state and foreign regulatory authorities. If state regulatory authorities were to find a person occupying any such position or a joint venture partner unsuitable, we would be required to sever our relationship with that person or the joint venture partner may be required to dispose of their interest in the joint venture. State regulatory agencies may conduct investigations into the conduct or associations of our directors, officers, key employees or joint venture partners to ensure compliance with applicable standards. For example, as a result of the New Jersey Division of Gaming Enforcement (the “DGE”) investigation of our relationship with our joint venture partner in Macau we entered into a settlement agreement with the DGE under which we were required to sell our 50% ownership interest in Borgata and related leased land in Atlantic City. Certain public and private issuances of securities and other transactions that we are party to also require the approval of some state regulatory authorities.

In Macau, current laws and regulations concerning gaming and gaming concessions are, for the most part, fairly recent and there is little precedent on the interpretation of these laws and regulations. These laws and regulations are complex, and a court or administrative or regulatory body may in the future render an interpretation of these laws and regulations, or issue new or modified regulations, that differ from MGM China’s interpretation, which could have a material adverse effect on its business, financial condition and results of operations. In addition, MGM China’s activities in Macau are subject to administrative review and approval by various government agencies. We cannot assure you that MGM China will be able to obtain all necessary approvals, which may materially affect its long-term business strategy and operations. Macau laws permit redress to the courts with respect to administrative actions; however, such redress is largely untested in relation to gaming issues.

In addition to gaming regulations, we are also subject to various federal, state, local and foreign laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, smoking, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. For example, Illinois has enacted a ban on smoking in nearly all public places, including bars, restaurants, work places, schools and casinos. The likelihood or outcome of similar legislation in other jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact our financial performance.

• Our business is affected by economic and market conditions in the markets in which we operate and in the locations in which our customers reside. Our business is particularly sensitive to reductions in discretionary consumer spending and corporate spending on conventions and business development. Economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotel and casino resorts, trade shows and conventions, and for the type of luxury amenities we offer. In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual disposable consumer income and wealth, or fears of war and future acts of terrorism. Aria, Bellagio, MGM Grand Las Vegas and The Mirage in particular may be affected by economic conditions in the Far East, and all of our Nevada resorts are affected by economic conditions in the United States, and California in particular. A recession, economic slowdown or any other significant economic condition affecting consumers or corporations generally is likely to cause a reduction in visitation to our resorts, which would adversely affect our operating results. For example, the recent recession and downturn in consumer and corporate spending has had a negative impact on our results of operations. In addition, the weak housing and real estate market — both generally and in Nevada particularly — has negatively impacted CityCenter’s ability to sell residential units. In addition, since we expect a significant number of customers to come to MGM Macau from mainland China, general economic and market conditions in China could impact our financial prospects. Any slowdown in economic growth or changes to China’s current restrictions on travel and currency movements could disrupt the number of visitors from mainland China to MGM Macau as well as the amounts they are willing to spend in the casino. For example, in May and July 2008, China readjusted its visa policy toward Macau and limited the number of visits that some mainland Chinese citizens may make to Macau in a given time period. In September 2008, it was publicly announced that mainland Chinese citizens with a Hong Kong visa (but not a Macau visa) could no longer enter Macau from Hong Kong. In addition, in May 2009, China also began to restrict the operation of “below-cost” tour groups involving low up-front payments and compulsory shopping, which were popular among visitors to Macau from mainland China. It is unclear whether these and other measures will continue to be in effect, or become more restrictive, in the future. These developments have, and any future policy developments that may be implemented may have, the effect of reducing the number of visitors to Macau from mainland China, which could adversely impact tourism and the gaming industry in Macau.

• The Macau Government can terminate MGM Grand Paradise’s subconcession under certain circumstances without compensating MGM Grand Paradise, can exercise its redemption right with respect to the subconcession in 2017 or can refuse to grant MGM Grand Paradise an extension of the subconsession in 2020, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. The Macau government has the right to unilaterally terminate the subconcession in the event of fundamental non-compliance by MGM Grand Paradise with applicable Macau laws or MGM Grand Paradise’s basic obligations under the subconcession contract. MGM Grand Paradise has the opportunity to remedy any such non-compliance with its fundamental obligations under the subconcession contract within a period to be stipulated by the Macau Government. Upon such termination, all of MGM Grand Paradise’s casino area premises and gaming-related equipment would be automatically transferred to the Macau government without compensation to MGM Grand Paradise, and we would cease to generate any revenues from these operations. We cannot assure you that MGM Grand Paradise will perform all of its obligations under the subconcession contract in a way that satisfies the requirements of the Macau Government.

Furthermore, under the subconcession contract, MGM Grand Paradise is obligated to comply with any laws and regulations that the Macau Government might promulgate in the future. We cannot assure you that MGM Grand Paradise will be able to comply with these laws and regulations or that these laws and regulations would not adversely affect our ability to construct or operate our Macau businesses. If any disagreement arises between MGM Grand Paradise and the Macau Government regarding the interpretation of, or MGM Grand Paradise’s compliance with, a provision of the subconcession contract, we will be relying on the consultation process with the Macau government as described above. During any consultation, MGM Grand Paradise will be obligated to comply with the terms of the subconcession contract as interpreted by the Macau Government. Currently, there is no precedent concerning how the Macau Government will treat the termination of a concession or subconcession upon the occurrence of any of the circumstances mentioned above. The loss of the subconcession would require us to cease conducting gaming operations in Macau, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, the subconcession contract expires on March 31, 2020. Unless the subconcession is extended, or legislation with regard to reversion of casino premises is amended, all of MGM Grand Paradise’s casino premises and gaming-related equipment will automatically be transferred to the Macau government on that date without compensation to us, and we will cease to generate any revenues from such gaming operations. Beginning on March 31, 2017, the Macau government may redeem the subconcession contract by providing us at least one year’s prior notice. In the event the Macau government exercises this redemption right, MGM Grand Paradise is entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of gaming and non-gaming revenue generated by MGM Macau, excluding the convention and exhibition facilities, during the taxable year prior to the redemption, before deducting interest, depreciation and amortization, multiplied by the number of remaining years before expiration of the subconcession. We cannot assure you that MGM Grand Paradise will be able to renew or extend the subconcession contract on terms favorable to MGM Grand Paradise or at all. We also cannot assure you that if the subconcession is redeemed, the compensation paid to MGM Grand Paradise will be adequate to compensate for the loss of future revenues.

• Extreme weather conditions or climate change may cause property damage or interrupt business, which could harm our business and results of operations. Certain of our casino properties are located in areas that may be subject to extreme weather conditions, including, but not limited to, hurricanes in the United States and severe typhoons in Macau. Such extreme weather conditions may interrupt our operations, damage our properties, and reduce the number of customers who visit our facilities in such areas. Although we maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions. Furthermore, such extreme weather conditions may interrupt or impede access to our affected properties and may cause visits to our affected properties to decrease for an indefinite period.

• We extend credit to a large portion of our customers and we may not be able to collect gaming receivables. We conduct our gaming activities on a credit and cash basis. Any such credit we extend is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. In addition, MGM Grand Paradise extends credit to certain gaming promoters and those promoters can extend credit to their customers. Receivables from high-end customers and gaming promoters could have a significant impact on our results of operations if deemed uncollectible.

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

Furthermore, we expect that MGM Grand Paradise will be able to enforce its credit obligations only in a limited number of jurisdictions, including Macau. To the extent MGM Grand Paradise gaming customers and gaming promoters are from other jurisdictions, MGM Grand Paradise may not have access to a forum in which it will be able to collect all of its gaming receivables because, among other reasons, courts of many jurisdictions do not enforce gaming debts and MGM Grand Paradise may encounter forums that will refuse to enforce such debts. Moreover, under applicable law, MGM Grand Paradise remains obligated to pay taxes on uncollectible winnings from customers.

Even where gaming debts are enforceable, they may not be collectible. Our inability to collect gaming debts could have a significant negative impact on our operating results.

• Conflicts of interest may arise because certain of our directors and officers are also directors of MGM China, the holding company for MGM Grand Paradise which owns and operates MGM Macau. As a result of the initial public offering of shares MGM China common stock, MGM China now has stockholders who are not affiliated with us, and we and certain of our officers and directors who also serve as officers and/or directors of MGM China may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of MGM China. Decisions that could have different implications for us and MGM China, including contractual arrangements that we have entered into or may in the future enter into with MGM China, may give rise to the appearance of a potential conflict of interest or an actual conflict of interest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. We did not repurchase shares of our common stock during the quarter ended June 30, 2011. The maximum number of shares available for repurchase under our May 2008 repurchase program was 20 million as of June 30, 2011.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2011.

4.1	Indenture, dated as of June 17, 2011, among MGM Resorts International, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 20, 2011).

10.1*	Subconcession Contract for the Exploitation of Games Fortune and Chance or Other Games in Casino in the Special Administrative Region of Macau, dated April 19, 2005, between Sociedade de Jogos de Macau, S.A., as concessionaire, and MGM Grand Paradise S.A., as subconcessionaire.

10.2	Land Concession Agreement, dated as of April 18, 2005, relating to the MGM Macau resort and casino between the Special Administrative Region of Macau and MGM Grand Paradise, S.A.

10.3	Credit Facility Agreement, dated July 27, 2010, by and among MGM Grand Paradise, S.A., the guarantors named therein, Bank of America, N.A., Bank of China Limited, Macau Branch, Industrial and Commercial Bank of China (Macau) Limited, Banco Nacional Ultramarino, S.A., Crédit Agricole Corporate and Investment Bank Hong Kong Branch, BNP PARIBAS Hong Kong Branch, Commerzbank AG Hong Kong Branch, The Royal Bank of Scotland PLC, Singapore Branch, as Mandated Lead Arrangers, Banco Comercial Português, S.A., Macau Branch, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Sumitomo Mitsui Banking Corporation, as Lead Arrangers, Tai Fung Bank Limited, Banco Comercial de Macau, S.A., The Bank of Nova Scotia, Deutsche Bank AG, Hong Kong Branch, as Senior Managers, with Bank of America, N.A., Hong Kong Branch, as Facility Agent and Banco National Ultamarino, S.A., as Security Agent.

10.4	MGM Resorts International (formerly MGM MIRAGE) Time-Vesting Stock Appreciation Right Agreement, dated April 6, 2009, between the Company and James J. Murren.

10.5	MGM Resorts International (formerly MGM MIRAGE) Time- and Price-Vesting Stock Appreciation Right Agreement, dated April 6, 2009, between the Company and James J. Murren.

10.6	MGM Resorts International (formerly MGM MIRAGE) Time- and Price-Vesting Stock Appreciation Right Agreement, dated April 6, 2009, between the Company and James J. Murren.

10.7	Amendment to MGM Resorts International (formerly MGM MIRAGE) Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and James J. Murren.

10.8	MGM Resorts International (formerly MGM MIRAGE) Amended and Restated Freestanding Stock Appreciation Right Agreement, dated April 8, 2011, between the Company and James J. Murren.

10.9	MGM Resorts International (formerly MGM MIRAGE) Amended and Restated Restricted Stock Units Agreement, dated April 8, 2011, between the Company and James J. Murren.

10.10	Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and James J. Murren.

10.11	Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and James J. Murren.

10.12	Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and Daniel J. D’Arrigo.

10.13	Amendment to MGM Resorts International (formerly MGM MIRAGE) Restricted Stock Units Agreements, dated June 30, 2011, between the Company and Daniel J. D’Arrigo.

10.14	Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and Daniel J. D’Arrigo.

10.15	Amendment to MGM Resorts International (formerly MGM MIRAGE) Restricted Stock Units Agreement, dated June 30, 2011, between the Company and Robert H. Baldwin.

10.16	Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreements, dated June 30, 2011, between the Company and Robert H. Baldwin.

10.17	Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and Robert H. Baldwin.

10.18	MGM Resorts International (formerly MGM MIRAGE) Amended and Restated Freestanding Stock Appreciation Right Agreement, dated April 8, 2011, between the Company and Robert H. Baldwin.

10.19	Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and Corey Sanders.

10.20	Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and Corey Sanders.

10.21	Amendment to MGM Resorts International (formerly MGM MIRAGE) Restricted Stock Units Agreement, dated June 30, 2011, between the Company and Corey Sanders.

10.22	Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and Corey Sanders.

10.23	Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and William J. Hornbuckle.

10.24	Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and William J. Hornbuckle.

10.25	Amendment to MGM Resorts International (formerly MGM MIRAGE) Restricted Stock Units Agreements, dated June 30, 2011, between the Company and William J. Hornbuckle.

10.26	Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and William J. Hornbuckle.

10.27	Amendment No. 2 to Amended and Restated Joint Venture Agreement, dated May 13, 2011, by and among Nevada Landing Partnership, an Illinois general partnership, and RBG, L.P., an Illinois limited partnership.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Material terms of this agreement are disclosed under “The Subconcession” in the Web Proof Information Pack filed as Exhibit 99 to the Company’s Form 8-K filed on May 9, 2011; agreement to be filed upon receipt of required consent of the Macau government to publicly file the agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International

Date: August 8, 2011	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 8, 2011		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)