Form 10-Q/A
period 2011-06-30
MGM Resorts International
filed 2011-09-01
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to MGM Resorts International’s (the “Company”) Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 9, 2011, is being filed solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010 (audited); (ii) Unaudited Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) Unaudited Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements. No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 as described above. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way the disclosures made in the Form 10-Q.

Item 6.	Exhibits

3.1*	Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2011.

4.1*	Indenture, dated as of June 17, 2011, among MGM Resorts International, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 20, 2011).

10.1**	Subconcession Contract for the Exploitation of Games Fortune and Chance or Other Games in Casino in the Special Administrative Region of Macau, dated April 19, 2005, between Sociedade de Jogos de Macau, S.A., as concessionaire, and MGM Grand Paradise S.A., as subconcessionaire.

10.2*	Land Concession Agreement, dated as of April 18, 2005, relating to the MGM Macau resort and casino between the Special Administrative Region of Macau and MGM Grand Paradise, S.A.

10.3*	Credit Facility Agreement, dated July 27, 2010, by and among MGM Grand Paradise, S.A., the guarantors named therein, Bank of America, N.A., Bank of China Limited, Macau Branch, Industrial and Commercial Bank of China (Macau) Limited, Banco Nacional Ultramarino, S.A., Crédit Agricole Corporate and Investment Bank Hong Kong Branch, BNP PARIBAS Hong Kong Branch, Commerzbank AG Hong Kong Branch, The Royal Bank of Scotland PLC, Singapore Branch, as Mandated Lead Arrangers, Banco Comercial Português, S.A., Macau Branch, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Sumitomo Mitsui Banking Corporation, as Lead Arrangers, Tai Fung Bank Limited, Banco Comercial de Macau, S.A., The Bank of Nova Scotia, Deutsche Bank AG, Hong Kong Branch, as Senior Managers, with Bank of America, N.A., Hong Kong Branch, as Facility Agent and Banco National Ultamarino, S.A., as Security Agent.

10.4*	MGM Resorts International (formerly MGM MIRAGE) Time-Vesting Stock Appreciation Right Agreement, dated April 6, 2009, between the Company and James J. Murren.

10.5*	MGM Resorts International (formerly MGM MIRAGE) Time- and Price-Vesting Stock Appreciation Right Agreement, dated April 6, 2009, between the Company and James J. Murren.

10.6*	MGM Resorts International (formerly MGM MIRAGE) Time- and Price-Vesting Stock Appreciation Right Agreement, dated April 6, 2009, between the Company and James J. Murren.

10.7*	Amendment to MGM Resorts International (formerly MGM MIRAGE) Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and James J. Murren.

10.8*	MGM Resorts International (formerly MGM MIRAGE) Amended and Restated Freestanding Stock Appreciation Right Agreement, dated April 8, 2011, between the Company and James J. Murren.

10.9*	MGM Resorts International (formerly MGM MIRAGE) Amended and Restated Restricted Stock Units Agreement, dated April 8, 2011, between the Company and James J. Murren.

10.10*	Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and James J. Murren.

10.11*	Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and James J. Murren.

10.12*	Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and Daniel J. D’Arrigo.

10.13*	Amendment to MGM Resorts International (formerly MGM MIRAGE) Restricted Stock Units Agreements, dated June 30, 2011, between the Company and Daniel J. D’Arrigo.

10.14*	Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and Daniel J. D’Arrigo.

10.15*	Amendment to MGM Resorts International (formerly MGM MIRAGE) Restricted Stock Units Agreement, dated June 30, 2011, between the Company and Robert H. Baldwin.

10.16*	Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreements, dated June 30, 2011, between the Company and Robert H. Baldwin.

10.17*	Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and Robert H. Baldwin.

10.18*	MGM Resorts International (formerly MGM MIRAGE) Amended and Restated Freestanding Stock Appreciation Right Agreement, dated April 8, 2011, between the Company and Robert H. Baldwin.

10.19*	Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and Corey Sanders.

10.20*	Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and Corey Sanders.

10.21*	Amendment to MGM Resorts International (formerly MGM MIRAGE) Restricted Stock Units Agreement, dated June 30, 2011, between the Company and Corey Sanders.

10.22*	Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and Corey Sanders.

10.23*	Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and William J. Hornbuckle.

10.24*	Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and William J. Hornbuckle.

10.25*	Amendment to MGM Resorts International (formerly MGM MIRAGE) Restricted Stock Units Agreements, dated June 30, 2011, between the Company and William J. Hornbuckle.

10.26*	Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and William J. Hornbuckle.

10.27*	Amendment No. 2 to Amended and Restated Joint Venture Agreement, dated May 13, 2011, by and among Nevada Landing Partnership, an Illinois general partnership, and RBG, L.P., an Illinois limited partnership.

31.1*	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2*	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101w	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010 (audited); (ii) Unaudited Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) Unaudited Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements.

*	Previously included or incorporated by reference the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011.
**	Material terms of this agreement are disclosed under “The Subconcession” in the Web Proof Information Pack filed as Exhibit 99 to the Company’s Form 8-K filed on May 9, 2011; agreement to be filed upon receipt of required consent of the Macau government to publicly file the agreement.
w	This exhibit is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International

Date: August 31, 2011	/s/Daniel J. D’Arrigo
Daniel J. D’Arrigo
Executive Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)