Form 10-Q
period 2011-09-30
MGM Resorts International
filed 2011-11-07
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2011
Common Stock, $.01 par value	488,830,987 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$1,815,125	$498,964
Accounts receivable, net	463,407	321,894
Inventories	104,279	96,392
Income tax receivable	—	175,982
Deferred income taxes	79,458	110,092
Prepaid expenses and other	259,538	252,321

Total current assets	2,721,807	1,455,645

Property and equipment, net	14,868,394	14,554,350

Other assets
Investments in and advances to unconsolidated affiliates	1,659,719	1,923,155
Goodwill	2,905,378	86,353
Other intangible assets, net	5,120,662	342,804
Other long-term assets, net	577,063	598,738

Total other assets	10,262,822	2,951,050

	$27,853,023	$18,961,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$158,477	$167,084
Income taxes payable	2,639	—
Current portion of long-term debt	351,608	—
Accrued interest on long-term debt	240,780	211,914
Other accrued liabilities	1,261,843	867,223

Total current liabilities	2,015,347	1,246,221

Deferred income taxes	2,603,418	2,469,333
Long-term debt	13,099,074	12,047,698
Other long-term obligations	193,578	199,248

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, $.01 par value: authorized 1,000,000,000 shares; issued and outstanding 488,643,408 and 488,513,351 shares	4,886	4,885
Capital in excess of par value	4,085,783	4,060,826
Retained earnings (accumulated deficit)	2,161,463	(1,066,865)
Accumulated other comprehensive loss	(3,276)	(301)

Total MGM Resorts International stockholders’ equity	6,248,856	2,998,545
Noncontrolling interests	3,692,750	—

Total stockholders’ equity	9,941,606	2,998,545

	$27,853,023	$18,961,045

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Casino	$1,241,959	$643,395	$2,629,674	$1,862,039
Rooms	405,173	352,766	1,170,301	1,039,472
Food and beverage	369,484	343,180	1,078,268	1,019,553
Entertainment	132,350	123,907	382,037	364,524
Retail	55,509	52,618	155,951	147,569
Other	128,204	124,033	371,253	354,288
Reimbursed costs	87,144	88,551	262,914	272,235

	2,419,823	1,728,450	6,050,398	5,059,680
Less: Promotional allowances	(186,236)	(161,333)	(497,975)	(478,981)

	2,233,587	1,567,117	5,552,423	4,580,699

Expenses
Casino	795,652	356,218	1,632,382	1,067,025
Rooms	125,864	111,711	366,736	320,466
Food and beverage	214,412	197,836	628,559	585,123
Entertainment	96,889	91,129	279,605	272,386
Retail	32,641	32,093	94,279	90,671
Other	90,021	88,144	256,710	250,298
Reimbursed costs	87,144	88,551	262,914	272,235
General and administrative	304,049	292,456	875,193	850,914
Corporate expense	43,523	30,715	120,024	87,543
Preopening and start-up expenses	—	30	(316)	4,061
Property transactions, net	81,837	326,681	82,828	1,453,652
Gain on MGM China transaction	—	—	(3,496,005)	—
Depreciation and amortization	249,520	158,857	579,384	486,757

	2,121,552	1,774,421	1,682,293	5,741,131

Income (loss) from unconsolidated affiliates	539	1,403	95,909	(105,709)

Operating income (loss)	112,574	(205,901)	3,966,039	(1,266,141)

Non-operating income (expense)
Interest expense	(272,542)	(285,139)	(812,680)	(840,483)
Non-operating items from unconsolidated affiliates	(24,692)	(27,185)	(92,984)	(82,109)
Other, net	(1,595)	7,298	(18,567)	157,742

	(298,829)	(305,026)	(924,231)	(764,850)

Income (loss) before income taxes	(186,255)	(510,927)	3,041,808	(2,030,991)
Benefit for income taxes	79,680	192,936	212,437	732,783

Net income (loss)	(106,575)	(317,991)	3,254,245	(1,298,208)
Less: Net income attributable to noncontrolling interests	(17,211)	—	(25,917)	—

Net income (loss) attributable to MGM Resorts International	$(123,786)	$(317,991)	$3,228,328	$(1,298,208)

Income (loss) per share of common stock attributable to MGM Resorts International
Basic	$(0.25)	$(0.72)	$6.61	$(2.94)

Diluted	$(0.25)	$(0.72)	$5.83	$(2.94)

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$3,254,245	$(1,298,208)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	579,384	486,757
Amortization of debt discounts, premiums and issuance costs	70,312	64,177
Gain on retirement of long-term debt	(717)	(140,642)
Provision for doubtful accounts	19,296	22,722
Stock-based compensation	28,661	26,156
Property transactions, net	82,828	1,453,652
Gain on MGM China transaction	(3,496,005)	—
(Income) loss from unconsolidated affiliates	(2,925)	191,312
Distributions from unconsolidated affiliates	54,436	27,910
Change in deferred income taxes	(222,631)	(587,172)
Change in current assets and liabilities:
Accounts receivable	(107,133)	(12,578)
Inventories	394	8,330
Income taxes receivable and payable, net	178,654	195,831
Prepaid expenses and other	6,984	(11,528)
Accounts payable and accrued liabilities	22,500	(46,654)
Other	12,757	333

Net cash provided by operating activities	481,040	380,398

Cash flows from investing activities
Capital expenditures, net of construction payable	(176,324)	(128,539)
Dispositions of property and equipment	148	6,674
Acquisition of MGM China, net of cash acquired	407,046	—
Investments in and advances to unconsolidated affiliates	(107,648)	(408,000)
Distributions from unconsolidated affiliates	3,077	—
Distributions from cost method investments	—	110,176
Investments in treasury securities - maturities longer than 90 days	(240,239)	—
Proceeds from treasury securities - maturities longer than 90 days	240,070	—
Other	(253)	(1,233)

Net cash provided by (used in) investing activities	125,877	(420,922)

Cash flows from financing activities
Net repayments under bank credit facilities – maturities of 90 days or less	(438,880)	(2,902,807)
Borrowings under bank credit facilities – maturities longer than 90 days	5,774,985	8,302,606
Repayments under bank credit facilities – maturities longer than 90 days	(4,568,257)	(7,521,601)
Issuance of senior notes	311,415	1,995,000
Retirement of senior notes	(365,136)	(1,154,479)
Debt issuance costs	—	(98,531)
Capped call transactions	—	(81,478)
Other	(4,550)	(1,636)

Net cash provided by (used in) financing activities	709,577	(1,462,926)

Effect of exchange rate on cash	(333)	—

Cash and cash equivalents
Net increase (decrease) for the period	1,316,161	(1,503,450)
Balance, beginning of period	498,964	2,056,207

Balance, end of period	$1,815,125	$552,757

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$713,960	$759,557
Federal, state and foreign income taxes paid, net of refunds	(171,032)	(331,218)

Non-cash investing and financing activities
Increase in investment in CityCenter related to change in completion guarantee liability	$20,460	$348,317

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — ORGANIZATION

Organization. MGM Resorts International (the “Company”) is a Delaware corporation that acts largely as a holding company and, through wholly owned subsidiaries, owns and/or operates casino resorts. As of September 30, 2011, approximately 23% of the outstanding shares of the Company’s common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. Tracinda Corporation has significant influence with respect to the election of directors and other matters, but it does not have the power to solely determine these matters.

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

The Company owns 51% and has a controlling interest in MGM China Holdings Limited (“MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns the MGM Macau resort and casino and the related gaming subconcession and land concession. MGM Macau is a five-star integrated resort located on the Macau Peninsula, with a 587-room hotel, over 1,000 slot machines and over 400 table games. See Note 3 for additional information related to MGM China.

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

The Company has 50% interests in Grand Victoria and Silver Legacy. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Silver Legacy is located in Reno, adjacent to Circus Circus Reno, and the other 50% is owned by Eldorado LLC. See Note 5 for additional information related to Silver Legacy.

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

The terms of the settlement agreement, as amended, mandate the sale of the trust property by March 2014, which represents an 18-month extension compared to the original agreement. During the period ending in March 2013, which also represents an 18-month extension compared to the original agreement, the Company has the right to direct the trustee to sell the trust property, subject to approval of the CCC. If a sale is not concluded by that time, the trustee is responsible for selling the trust property during the following 12-month period. Prior to the consummation of the sale, the divestiture trust will retain any cash flows received in respect of the trust property, but will pay property taxes and other costs attributable to the trust property. The Company is the sole economic beneficiary of the trust and will be permitted to reapply for a New Jersey gaming license beginning 30 months after the completion of the sale of the trust assets. As of September 30, 2011, the trust had $188 million of cash and investments, of which $150 million is held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within “Prepaid expenses and other.”

As a result of the Company’s ownership interest in Borgata being placed into a trust, the Company no longer has significant influence over Borgata; therefore, the Company discontinued the equity method of accounting for Borgata at the point the assets were placed in the trust in March 2010, and accounts for its investment in Borgata under the cost method of accounting. The carrying value of the investment related to Borgata is included in “Other long-term assets, net.” Earnings and losses that relate to the investment that were previously accrued remain as a part of the carrying amount of the investment. Distributions received by the trust that do not exceed the Company’s share of earnings are recognized currently in earnings. However, distributions received by the trust that exceed the Company’s share of earnings for such periods are applied to reduce the carrying amount of its investment. The Company consolidates the trust as it is the sole economic beneficiary. The trust did not receive distributions from Borgata during the three and nine months ended September 30, 2011. In the three and nine months ended September 30, 2010, the trust received distributions from the joint venture of $105 million and $120 million, of which $10 million was paid to Boyd in accordance with the joint venture agreement, as amended. The Company recorded $88 million and $94 million as a reduction in the carrying value and $7 million and $16 million was recorded as “Other, net” non-operating income in the three and nine months ended September 30, 2010, respectively.

In July 2010, the Company entered into an agreement to sell four long-term ground leases and their respective underlying real property parcels, approximately 11.3 acres, underlying the Borgata for $73 million. The Company closed the transaction in November 2010.

The Company recorded a pre-tax impairment charge of approximately $128 million at September 30, 2010 which decreased the carrying value of its investment in Borgata to approximately $250 million. The impairment charge was based on an offer received from a potential buyer at that time. The Company ultimately did not reach final agreement with such buyer. The Company continues to negotiate with other parties who have expressed interest in the asset, but can provide no assurance that a transaction will be completed.

NOTE 2— BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments – which include only normal recurring adjustments – necessary to present fairly the Company’s financial position as of September 30, 2011 and the results of its operations and cash flows for the three and nine months ended September 30, 2011 and 2010. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

As further discussed in Note 3, the Company began consolidating the results of MGM China on June 3, 2011 and ceased recording the results of MGM Macau as an equity method investment.

Certain reclassifications, which have no effect on previously reported net income, have been made to the 2010 financial statements to conform to the 2011 presentation. The Company reclassified hotel resort fees to rooms revenue from other revenue. The total amounts reclassified to rooms revenue for the three and nine months ended September 30, 2010 were $21 million and $49 million, respectively. Pursuant to the guidance in the recently issued AICPA Audit and Accounting Guide Gaming, the Company has also reclassified certain amounts paid under slot participation agreements from a reduction in casino revenue to casino expense. Slot participation fees were $9 million and $25 million in the three and nine months ended September 30, 2011, respectively, and $9 million and $28 million in the three and nine months ended September 30, 2010, respectively. Subsequent to the issuance of the Company’s September 30, 2010 financial statements, CityCenter Holdings corrected its September 30, 2010 standalone financial statements pertaining to the allocation of construction costs to residential real estate which subsequently resulted in the reversal of $17 million in residential impairment charges for the period ending September 30, 2010. The Company recorded 50% of the impairment charge calculated prior to this adjustment in its equity method accounting in its financial statements for the period ended September 30, 2010. This adjustment had no impact on the Company’s reported net income because it had an offsetting effect on the Company’s impairment charge related to its investment in CityCenter at September 30, 2010. The Company has reclassified approximately $9 million related to its share of the adjustment from “income (loss) from unconsolidated affiliates” to “property transactions, net” for the three and nine month periods ending September 30, 2010.

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

The Company assessed the fair value of Circus Circus Reno using “Level 3” inputs. See Note 13 for additional information related to the impairment of Circus Circus Reno. When assessing the impairment of its investment in CityCenter at June 30, 2010 and at September 30, 2010, the Company estimated fair value utilizing “Level 3” inputs. See Note 5 for additional discussion. At September 30, 2011, the fair value of the Company’s treasury securities held by the Borgata trust was $150 million, measured using “Level 1” inputs. See Note 1 for additional information related to the Borgata trust. The Company’s $300 million 4.25% convertible senior notes due 2015 issued in June 2011 were recorded at fair value on the issue date, measured using “Level 1” inputs. See Note 8 for further discussion of the convertible senior note issuance.

Property and equipment. The Company evaluates its property and equipment and other long-lived assets for impairment based on its classification as a) held for sale or b) to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets held for sale, the Company recognizes the asset at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets to be held and used, the Company reviews for impairment whenever indicators of impairment exist. The Company then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets held for sale or assets to be held and used, are recorded as operating expenses. As discussed above, the Company recorded an impairment on Circus Circus Reno in the quarter ended September 30, 2011.

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

Currency translation. The Company translates the financial statements of foreign subsidiaries that are not denominated in U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss).

Recently issued accounting standards. Certain amendments to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements,” become effective for the Company for fiscal years beginning after December 15, 2011. Such amendments include a consistent definition of fair value, enhanced disclosure requirements for “Level 3” fair value adjustments and other changes to required disclosures. The Company does not expect this amendment to have a material effect on its financial statements and will comply with the disclosure enhancements of this amendment when the amendment is effective.

In June 2011, ASC 220, “Comprehensive Income,” was amended and will become effective for the Company for fiscal years beginning after December 15, 2011, including retrospective adjustment. Such amendments allow the Company two options for the presentation of comprehensive income. Under either option, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. As a result of the amendment, the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity is eliminated. The Company does not expect this amendment to have a material effect on its financial statements and will comply with the disclosure enhancements of this amendment when the amendment is effective.

In September 2011, ASC 350, “Intangibles-Goodwill and Others,” was amended to simplify the assessment of goodwill impairment and will become effective for the Company for fiscal years beginning after December 15, 2011. The amended guidance allows the Company to do an initial qualitative assessment of relative events and circumstances to determine if fair value of a reporting unit is more likely than not less than its carrying value, prior to performing the two-step quantitative goodwill impairment test. The Company does not expect this amendment to have a material effect on its financial statements and will comply with the disclosure enhancements of this amendment when the amendment is effective.

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

Through the acquisition of its additional 1% interest of MGM China, the Company obtained a controlling interest and was required to consolidate MGM China as of June 3, 2011. Prior to the IPO, the Company held a 50% interest in MGM Grand Paradise, which was accounted for under the equity method as discussed in Note 5. The acquisition of the controlling financial interest was accounted for as a business combination and the Company recognized 100% of the assets, liabilities, and noncontrolling interests of MGM China at fair value at the date of acquisition. The fair value of the equity interests of MGM China was determined by the IPO transaction price and equaled approximately $7.5 billion. The carrying value of the Company’s equity method investment was significantly less than its share of the fair value of MGM China at the acquisition date, resulting in a $3.5 billion gain on the acquisition. Under the acquisition method, the fair value was allocated to the assets acquired, liabilities assumed and noncontrolling interests recorded in the transaction. The allocation of fair value for substantially all of the assets and liabilities is preliminary and may be adjusted up to one year after the acquisition date. The following table sets forth the preliminary allocation at June 3, 2011 (in thousands):

Current assets	$558,037
Property and equipment and other long-term assets	704,823
Goodwill	2,821,589
Gaming subconcession	4,499,727
Land concession	84,466
Customer lists	128,564
Gaming promoter relationships	179,989
Current liabilities, excluding long-term debt	(459,518)
Long-term debt	(642,818)
Deferred taxes	(380,628)

$7,494,231

Noncontrolling interests	$(3,672,173)

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

Gaming subconcession. Pursuant to the agreement dated June 19, 2004 between MGM Grand Paradise and Sociedade de Jogos de Macau, S.A. (“SJM”), a gaming subconcession was acquired by MGM Grand Paradise for the right to operate casino games of chance and other casino games for a period of 15 years commencing on April 20, 2005. The Company cannot provide any assurance that the gaming subconcession will be extended beyond the original terms of the agreement; however, management believes that the gaming subconcession will be extended, given that the land concession agreement with the government extends significantly beyond the gaming subconcession. In addition, management believes that the fair value of MGM China reflected in the IPO pricing suggests that market participants have assumed the gaming subconcession will be extended beyond its initial term. As such, the Company has determined that the gaming subconcession intangible asset should be amortized on a straight-line basis over the initial term of the land concession through April 2031.

Land concession. MGM Grand Paradise entered into a contract with the Macau government to use the land under MGM Macau commencing from April 6, 2006. The land use right has an initial term through April 6, 2031, subject to renewal for additional periods. The land concession intangible asset will be amortized on a straight-line basis over the remaining initial contractual term.

Customer lists. The Company recognized an intangible asset related to customer lists with an estimated value of $129 million, which will be amortized on an accelerated basis over its estimated useful life of five years.

Gaming promoter relationships. The Company recognized an intangible asset related to its relationships with gaming promoters, which will be amortized on a straight-line basis over its estimated useful life of four years.

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

Income generated from gaming operations of MGM Grand Paradise is exempted from Macau’s 12% complementary tax through the period ending December 31, 2016 pursuant to approval from the Macau government granted on September 22, 2011. Non-gaming operations remain subject to the complementary tax. MGM Grand Paradise has a complementary tax net operating loss carryforward of $490 million resulting from non-gaming operations that will expire if not utilized against non-gaming income in years 2011 through 2013. The Macanese net operating loss carryforwards are fully offset by a valuation allowance.

MGM Grand Paradise’s exemption from the Macau 12% complementary tax on gaming profits does not apply to dividend distributions of such profits to MGM China, its sole shareholder. The complementary tax would be levied on MGM China at the time such profits are distributed. MGM Grand Paradise has submitted a request to the Macau government to settle the complementary tax that would be due on such distributions by paying a flat annual fee regardless of the amount of distributable dividends. MGM China would not be subject to the complementary tax on such distributions if such an arrangement were in place.

At June 3, 2011, the Company had an excess amount for financial reporting over the U.S. tax basis of its investment in MGM China of $3.6 billion that management does not consider to be essentially permanent in duration. The Company expects this basis difference to resolve through repatriations of future MGM China earnings. The Company has not provided deferred taxes for such excess financial reporting basis because there would be sufficient foreign tax credits to offset all U.S. income tax that would result from the future repatriation of such earnings.

Consolidated results. MGM China’s net revenue for the three months ended September 30, 2011 was $623 million, operating income was $41 million and net income was $30 million. Net revenue for the period from June 3, 2011 through September 30, 2011 was $816 million, operating income was $60 million and net income was $45 million.

Pro forma information. The operating results for MGM China and its subsidiaries are included in the accompanying consolidated statements of income from the date of acquisition. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company’s acquisition of its controlling financial interest had occurred as of January 1, 2010 and does not include the gain recognized by the Company:

	Nine Months Ended September 30,
	2011	2010
	(In thousands, except per share data)
Net revenues	$6,623,454	$5,582,038
Operating income (loss)	480,664	(1,402,217)
Net loss	(247,991)	(1,444,177)
Net loss attributable to MGM Resorts International	(323,876)	(1,394,002)

Loss per share of common stock attributable to MGM Resorts International:
Basic	$(0.66)	$(3.16)
Diluted	$(0.66)	$(3.16)

NOTE 4 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Casino	$327,702	$229,318
Hotel	160,845	119,887
Other	85,229	66,449

	573,776	415,654
Less: Allowance for doubtful accounts	(110,369)	(93,760)

	$463,407	$321,894

NOTE 5 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates includes:

	September 30, 2011	December 31, 2010
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$1,331,887	$1,417,843
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	291,228	294,305
MGM Grand Paradise Limited – Macau (50%)	—	173,030
Circus and Eldorado Joint Venture – Silver Legacy (50%)	25,372	25,408
Other	11,232	12,569

	$1,659,719	$1,923,155

The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Income (loss) from unconsolidated affiliates	$539	$1,403	$95,909	$(105,709)
Preopening and start-up expenses	—	—	—	(3,494)
Non-operating items from unconsolidated affiliates	(24,692)	(27,185)	(92,984)	(82,109)

	$(24,153)	$(25,782)	$2,925	$(191,312)

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

MGM Macau

As discussed in Note 3, the Company obtained a controlling financial interest in MGM China as of June 3, 2011 and therefore was required to consolidate MGM China beginning on that date. Prior thereto, the Company’s investment in MGM Grand Paradise was accounted for under the equity method. Prior to the transaction the Company received distributions from MGM Macau of approximately $192 million in the fourth quarter of 2010 and $31 million in the first quarter of 2011. No distributions have been received from MGM China subsequent to June 3, 2011.

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

Completion guarantee. The Company entered into an amended completion and cost overrun guarantee in connection with CityCenter’s restated senior credit facility agreement and issuance of $1.5 billion of senior secured first lien notes and senior secured second lien notes, as discussed in Note 9.

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

At September 30, 2010, the Company recognized an increase of $232 million in its total net obligation under its CityCenter completion guarantee, and a corresponding increase in its investment in CityCenter. The increase primarily reflects revisions to prior estimates based on the Company’s assessment of the most current information derived from the CityCenter close-out and litigation processes and does not reflect certain potential recoveries that are being pursued as part of the litigation process. The Company completed an impairment review as of September 30, 2010 and as a result recorded an additional “other-than-temporary” impairment of $191 million in the third quarter of 2010, included in “Property transactions, net.”

The Company’s discounted cash flow analysis for CityCenter included future cash inflows from operations, including residential sales, and estimated future cash outflows for capital expenditures. Both analyses used an 11% discount rate and a long-term growth rate of 4% related to forecasted cash flows for CityCenter’s operating assets.

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

CityCenter recorded a residential impairment charge of $53 million in the second quarter of 2011. The Company recognized 50% of such impairment charge, resulting in a pre-tax charge of approximately $26 million.

In the three and nine months ended September 30, 2010, CityCenter recorded residential impairment charges of $76 million and $304 million, respectively. The Company recognized 50% of such impairment charges, resulting in pre-tax charges of approximately $38 million and $152 million in the three and nine months ended September 30, 2010, respectively.

Harmon. During the third quarter of 2010, CityCenter management determined that it was unlikely that the Harmon Hotel & Spa (“Harmon”) would be completed using the building as it stood. As a result, CityCenter recorded an impairment charge of $279 million in the third quarter of 2010 related to construction in progress assets. The impairment of Harmon did not affect the Company’s loss from unconsolidated affiliates in the third quarter of 2010, because the Company’s 50% share of the impairment charge had previously been recognized by the Company in connection with prior impairments of its investment balance. See Note 9 for additional information about Harmon.

CityCenter summary financial information. Summarized balance sheet information of the CityCenter joint venture is as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Current assets	$430,584	$211,646
Property and other long-term assets, net	9,141,186	9,430,171
Current liabilities	332,243	381,314
Long-term debt and other liabilities	2,550,116	2,752,196
Equity	6,689,411	6,508,307

Summary results of operations for CityCenter are provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net revenues	$260,002	$413,483	$812,906	$1,074,877
Operating expenses, except preopening expenses	(300,011)	(796,929)	(979,560)	(1,835,541)
Preopening and start-up expenses	—	—	—	(6,202)

Operating loss	(40,009)	(383,446)	(166,654)	(766,866)
Other non-operating expense	(66,628)	(65,806)	(220,979)	(179,252)

Net loss	$(106,637)	$(449,252)	$(387,633)	$(946,118)

Net revenues related to residential operations were $5 million and $20 million in the three and nine months ended September 30, 2011, respectively and $166 million and $464 million in the three and nine months ended September 30, 2010, respectively.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Goodwill:
Mirage Resorts acquisition (2000)	$39,648	$39,648
Mandalay Resort Group acquisition (2005)	45,510	45,510
MGM China acquisition (2011)	2,819,025	—
Other	1,195	1,195

	$2,905,378	$86,353

Indefinite-lived intangible assets:
Detroit development rights	$98,098	$98,098
Trademarks, license rights and other	234,573	235,672

	332,671	333,770

Finite-lived intangible assets:
Macau gaming subconcession	4,421,487	—
Macau land concession	82,998	—
Macau customer lists	109,794	—
Macau gaming promoter relationships	165,132	—
Other intangible assets, net	8,580	9,034

	4,787,991	9,034

	$5,120,662	$342,804

See Note 3 for additional information related to the goodwill and intangible assets recognized as part of the MGM China transaction.

NOTE 7 — OTHER ACCRUED LIABILITIES

Other accrued liabilities includes:

	September 30, 2011	December 31, 2010
	(In thousands)
Payroll and related	$313,020	$256,305
Advance deposits and ticket sales	123,813	114,808
Casino outstanding chip liability	259,776	79,987
Casino front money deposits	87,797	97,586
Other gaming related accruals	144,544	79,062
Taxes, other than income taxes	171,424	63,888
CityCenter completion guarantee	13,648	79,583
Other	147,821	96,004

	$1,261,843	$867,223

NOTE 8 — LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Senior credit facility:
$1,834 million term loans, net	$1,717,494	$1,686,043
Revolving loans	1,329,000	470,000
MGM Grand Paradise credit facility	551,020	—
$325.5 million 8.375% senior subordinated notes, repaid in 2011	—	325,470
$128.7 million 6.375% senior notes, due 2011, net	128,731	128,913
$534.7 million 6.75% senior notes, due 2012	534,650	544,650
$462.2 million 6.75% senior notes, due 2013	462,226	484,226
$150 million 7.625% senior subordinated debentures, due 2013, net	151,709	152,366
$750 million 13% senior secured notes, due 2013, net	723,616	716,045
$508.9 million 5.875% senior notes, due 2014, net	508,153	507,922
$650 million 10.375% senior secured notes, due 2014, net	639,147	636,578
$875 million 6.625% senior notes, due 2015, net	877,345	877,747
$1,450 million 4.25% convertible senior notes, due 2015, net	1,466,390	1,150,000
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$500 million 10% senior notes, due 2016, net	495,130	494,600
$743 million 7.625% senior notes, due 2017	743,000	743,000
$850 million 11.125% senior secured notes, due 2017, net	831,721	830,234
$475 million 11.375% senior notes, due 2018, net	464,651	463,869
$845 million 9% senior secured notes, due 2020	845,000	845,000
Floating rate convertible senior debentures, due 2033	36	8,472
$0.6 million 7% debentures, due 2036, net	573	573
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	1,176	2,076

	13,450,682	12,047,698
Less: Current portion	(351,608)	—

	$13,099,074	$12,047,698

In September 2011, the Company borrowed an additional $879 million under its senior credit facility to increase its capacity for issuing additional secured indebtedness; these borrowings were repaid immediately after quarter end. As a result, outstanding senior notes due within one year of the balance sheet date in excess of the available capacity under the Company’s senior credit facility were classified as current obligations at September 30, 2011. Amounts outstanding under the MGM Grand Paradise credit facility were classified as long-term as MGM Grand Paradise has both the intent and ability to repay amortization payments under the term loan due within one year of the balance sheet date with available borrowings under the revolving loan.

At December 31, 2010, long-term debt due within one year of the balance sheet date was classified as long-term because the Company had both the intent and ability to repay these amounts with available borrowings under the senior credit facility. The Company did not capitalize interest in the three and nine months ending September 30, 2011 and 2010.

Senior credit facility. The Company’s senior credit facility matures in February 2014 and consists of approximately $1.8 billion in term loans and a $1.7 billion revolving loan. Giving effect to the subsequent repayment discussed above, the Company would have had approximately $1.2 billion of available borrowing capacity under its senior credit facility at September 30, 2011. Substantially all of the assets of MGM Grand Detroit serve as collateral to secure its $450 million obligation outstanding as a co-borrower under the Company’s senior credit facility. In addition, substantially all of the assets of Gold Strike Tunica and certain land across from the Luxor serve as collateral to secure up to $300 million of obligations outstanding under the Company’s senior credit facility.

Interest on the senior credit facility is based on a LIBOR margin of 5.00%, with a LIBOR floor of 2.00%, and a base rate margin of 4.00%, with a base rate floor of 4.00%. The interest rate on outstanding borrowings under the senior credit facility at September 30, 2011 and December 31, 2010 was 7.0%.

At September 30, 2011, the Company and its restricted subsidiaries were required under the senior credit facility to maintain a minimum trailing annual EBITDA (as defined in the agreement governing the Company’s senior credit facility) of $1.15 billion, which increases to $1.2 billion as of December 31, 2011, with periodic increases thereafter. EBITDA for the trailing twelve months ended September 30, 2011 calculated in accordance with the terms of the senior credit facility was $1.26 billion. Additionally, the Company and its restricted subsidiaries are limited to $500 million of annual capital expenditures (as defined) during 2011; the Company was in compliance with the maximum capital expenditures covenants at September 30, 2011.

MGM Grand Paradise credit facility. MGM Grand Paradise’s credit facility is comprised of approximately $551 million in term loans and a $400 million revolving loan. The outstanding balance of MGM Grand Paradise’s credit facility at September 30, 2011 is comprised solely of term loans. Based on exchange rates at that date, the outstanding balance is equivalent to approximately $551 million. Scheduled amortization on the term loan begins in July 2012 with a lump sum payment of approximately $276 million upon final maturity in July 2015. The revolving loan may be redrawn, but is required to be repaid in full on the last date of the respective term loan, no later than July 2015. Interest on the term loan facility is based on HIBOR plus a margin ranging between 3% and 4.5%, based on MGM Grand Paradise’s adjusted leverage ratio, as defined in its credit facility agreement. Interest on the revolving facility can be denominated in either Hong Kong dollars or U.S. dollars and is based on the same margin range, plus HIBOR or LIBOR, as appropriate. As of September 30, 2011, the credit facility is denominated entirely in Hong Kong dollars and interest is based on the margin range of 3%, plus HIBOR. Substantially all of the assets of MGM Grand Paradise serve as collateral for the MGM Grand Paradise credit facility, which is guaranteed by MGM China and certain of its direct and indirect subsidiaries.

At September 30, 2011, MGM Grand Paradise was required to maintain a specified adjusted leverage ratio, as defined, at the end of each quarter while the loans are outstanding. The adjusted leverage ratio is required to be no greater than 4.00 to 1.00 for each quarter during 2011 and no greater than 3.50 to 1.00 thereafter. In addition, MGM Grand Paradise is required to maintain a debt service coverage ratio, as defined of no less than 1.50 to 1.00 at each quarter end. At September 30, 2011, MGM Grand Paradise was in compliance with its adjusted leverage ratio and debt service coverage ratios.

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

The initial agreement to sell the Notes occurred in April 2011, and the Notes were not sold until June 2011. The agreement to issue the Notes at a later date based on the fixed terms described above constituted a derivative instrument. At issuance, the fair value of the derivative instrument was equal to the difference between the fair value of the Notes and the Notes’ issuance price. The Notes were recorded at fair value determined by the trading price (105.872%) of the Company’s existing convertible notes on the date of issuance of the Notes, with the difference recorded as a premium to be recognized over the term of the Notes. The Company recorded a loss of $6 million related to the change in fair value of the derivative in “Other, net” non-operating income (expense) during the second quarter of 2011.

Senior and senior secured notes. In February 2011, the Company repaid the $325 million of outstanding principal amount of its 8.375% senior subordinated notes due 2011 at maturity.

During the three months ended September 30, 2011, the Company repurchased $10 million principal amount of its 6.75% senior notes due 2012 and $22 million principal amount of its 6.75% senior notes due 2013 in open market repurchases and recognized a gain of approximately $1 million in “Other, net” related to these transactions.

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

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at September 30, 2011 was approximately $13.0 billion. Fair value was estimated using quoted market prices for the Company’s senior notes, senior subordinated notes and senior credit facility. Carrying value of the MGM Grand Paradise credit facility approximates fair value. At December 31, 2010, the estimated fair value of the Company’s long-term debt was approximately $12.4 billion, and was based on quoted market prices.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2011, the Company has funded $624 million under the completion guarantee. The Company has recorded a receivable from CityCenter of $108 million related to these amounts, which represents amounts reimbursable to the Company from CityCenter from future residential proceeds. The Company has a remaining estimated net obligation under the completion guarantee of $14 million which includes estimated litigation costs related to the resolution of disputes with contractors as to the final construction costs and estimated amounts to be paid to contractors either through the joint venture’s extra-judicial settlement process or through the legal process related to the Perini litigation. The Company’s accrual also reflects certain estimated offsets to the amounts claimed by the contractors. CityCenter has reached, or expects to reach, settlement agreements with most of the construction subcontractors. However, significant disputes remain with the general contractor and certain subcontractors. Amounts claimed by such parties exceed amounts included in the Company’s completion guarantee accrual by approximately $200 million, as such amounts exceed the Company’s best estimate of its liability. Moreover, the Company has not accrued for any contingent payments to CityCenter related to the Harmon Hotel & Spa component, which is unlikely to be completed using the building as it now stands. The Clark County Building Division (the “Building Division”) requested that CityCenter conduct an analysis, based on all available information, as to the structural stability of the Harmon under building-code-specified load combinations. On July 11, 2011 a consulting engineer engaged by CityCenter for this review submitted the results of his analysis of the Harmon tower and podium in its current as-built condition. The engineer opined, among other things, that “[i]n a code-level earthquake, using either the permitted or current code specified loads, it is likely that critical structural members in the tower will fail and become incapable of supporting gravity loads, leading to a partial or complete collapse of the tower. There is missing or misplaced reinforcing steel in columns, beams, shear walls, and transfer walls throughout the structure of the tower below the twenty-first floor.” In response to this opinion, on July 12, 2011 the Building Division required CityCenter, no later than August 15, 2011, “to provide a plan of action that will abate the potential for structural collapse and protect impacted uses and occupancies.” Under the relevant building code provision, “abate” means repair, rehabilitation, demolition or removal of the subject building.

On August 15, 2011, after expert consultation, CityCenter submitted its reply to the Building Division. CityCenter informed the Building Division that it has decided to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake by demolishing the building, and enclosed a plan of action for demolition by implosion prepared by LVI Environmental Services of Nevada, Inc. CityCenter also advised that prior to undertaking the demolition plan of action, it will seek relief from a standing order of the District Court judge presiding over the Perini litigation that prohibits alteration or destruction of the building without court approval. In addition, CityCenter supplied the foundational data for the engineering conclusions stated in the July 11, 2011 letter declaring the Harmon’s structural instability in the event of a code-level earthquake.

The Building Division advised CityCenter that the Building Division’s staff will review CityCenter’s August 15, 2011 submission and then issue its conclusions to CityCenter, but the Building Division did not specify a date for such guidance. By letter dated August 18, 2011, the Building Division requested further information from, and a meeting with, CityCenter’s retained engineering firm concerning the latter’s data, computations and conclusions regarding the Harmon’s as-built condition. Pursuant to this request by the Building Division, representatives from CityCenter’s retained engineering firm have met with the Building Division and directly responded to the Building Division’s inquiries.

CityCenter’s restated senior credit facility provides that certain demolition expenses may be funded only by equity contributions from the members of the CityCenter venture or certain specified extraordinary receipts (which include any proceeds from the Perini litigation).

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

Call center litigation. Lori Zaragoza v. MGM MIRAGE, Inc. and MGM Resorts International, Case No. BC 461912, Los Angeles County Superior Court, filed May 18, 2011. This putative class action complaint alleges that during the one year prior to the filing defendant’s call center reservation agents monitored and recorded consumer telephone calls for hotel room and other hospitality-related bookings, without prior notice to plaintiff and other California consumers in violation of various provisions of the California Penal Code. The plaintiff seeks certification of a class action, compensatory damages including consequential or statutory damages pursuant to California Penal Code §637.2, whichever is greater, injunctive relief, prejudgment interest and costs of suit. The case is in its early stages and the Company cannot reasonably estimate a possible range of loss at this time. The Company contests that the complaint has merit and will vigorously defend itself against the claims in this lawsuit. Based on fact investigation conducted to date in this case, defendant does not expect to incur a material loss with respect to this case.

Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At September 30, 2011, the Company had provided $37 million of total letters of credit.

Other litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 10 — INCOME (LOSS) PER SHARE OF COMMON STOCK

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted income (loss) per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Numerator:
Net income (loss) attributable to MGM Resorts International - basic	$(123,786)	$(317,991)	$3,228,328	$(1,298,208)
Interest on convertible debt, net of tax	—	—	28,141	—

Net income (loss) attributable to MGM Resorts International - diluted	$(123,786)	$(317,991)	$3,256,469	$(1,298,208)

Denominator:
Weighted-average common shares outstanding - basic	488,636	441,328	488,595	441,289
Potential dilution from share-based awards	—	—	1,773	—
Potential dilution from assumed conversion of convertible debt	—	—	68,176	—

Weighted-average common and common equivalent shares-diluted	488,636	441,328	558,544	441,289

Anti-dilutive share-based awards excluded from the calculation of diluted earnings per share	28,791	26,008	19,900	26,008

NOTE 11 — STOCKHOLDERS’ EQUITY, NONCONTROLLING INTERESTS AND COMPREHENSIVE INCOME (LOSS)

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

Net income attributable to noncontrolling interests was $17 million and $26 million for the three and nine months ended September 30, 2011, respectively.

Supplemental equity information. The following table presents the Company’s changes in equity and accumulated other comprehensive income (loss) for the nine months ended September 30, 2011:

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total MGM Resorts International Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	(In thousands)
Balances, January 1, 2011	$4,885	$4,060,826	$(1,066,865)	$(301)	$2,998,545	$—	$2,998,545
Net income	—	—	3,228,328	—	3,228,328	25,917	3,254,245
Currency translation adjustment	—	—	—	(2,938)	(2,938)	(3,424)	(6,362)
Other comprehensive loss from unconsolidated affiliate, net	—	—	—	(37)	(37)	—	(37)

Total comprehensive income					3,225,353	22,493	3,247,846

MGM China acquisition	—	—	—		—	3,672,173	3,672,173
Stock-based compensation	—	31,104	—	—	31,104	856	31,960
Change in excess tax benefit from stock-based compensation	—	(5,609)	—	—	(5,609)	—	(5,609)
Issuance of common stock pursuant to stock-based compensation awards	1	(684)	—	—	(683)	—	(683)
Cash distributions	—	—	—	—	—	(2,772)	(2,772)
Other	—	146	—	—	146	—	146

Balances, September 30, 2011	$4,886	$4,085,783	$2,161,463	$(3,276)	$6,248,856	$3,692,750	$9,941,606

Comprehensive income (loss). Comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net income (loss) including noncontrolling interests	$(106,575)	$(317,991)	$3,254,245	$(1,298,208)
Currency translation adjustment	(3,528)	1,151	(6,362)	388
Other	—	—	(37)	(70)

	(110,103)	(316,840)	3,247,846	(1,297,890)
Less: comprehensive income attributable to noncontrolling interests	(15,439)	—	(22,493)	—

Comprehensive income (loss) attributable to MGM Resorts International	$(125,542)	$(316,840)	$3,225,353	$(1,297,890)

NOTE 12 — STOCK-BASED COMPENSATION

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

Stock options and SARs granted under all plans generally have terms of either seven or ten years, and in most cases vest in either four or five equal annual installments. RSUs granted vest ratably over four years.

As of September 30, 2011, the Company had an aggregate of approximately 11 million shares of common stock available for grant as share-based awards under the Company’s omnibus incentive plan. A summary of activity under the Company’s share-based payment plans for the nine months ended September 30, 2011 is presented below:

Stock options and stock appreciation rights (“SARs”)

	Shares (000’s)	Weighted Average Exercise Price
Outstanding at January 1, 2011	28,129	$21.73
Granted	785	11.56
Exercised	(268)	10.38
Forfeited or expired	(809)	27.04

Outstanding at September 30, 2011	27,837	21.40

Exercisable at September 30, 2011	18,907	25.44

As of September 30, 2011, there was a total of $45 million of unamortized compensation related to stock options and stock appreciation rights expected to vest, which is expected to be recognized over a weighted-average period of 1.7 years.

Restricted stock units (“RSUs”)

	Shares (000’s)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	1,144	$13.90
Granted	—	—
Vested	(104)	18.76
Forfeited	(86)	13.98

Nonvested at September 30, 2011	954	13.36

As of September 30, 2011, there was a total of $21 million of unamortized compensation related to RSUs which is expected to be recognized over a weighted-average period of 1.2 years.

The following table includes additional information related to stock options, SARs and RSUs:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Intrinsic value of share-based awards exercised or RSUs vested	$2,485	$2,125
Income tax benefit from share-based awards exercised or RSUs vested	863	739

The Company net settles stock option exercises, whereby shares of common stock are issued equivalent to the intrinsic value of the option less applicable taxes. Accordingly, the Company does not receive proceeds from the exercise of stock options.

MGM China Share Option Plan. The Company’s subsidiary, MGM China, adopted an equity award plan in 2011 for grants of stock options to purchase ordinary shares of MGM China to eligible directors, employees and non-employees of MGM China and its subsidiaries (“MGM China Plan”). The MGM China

Plan is administered by MGM China’s Board of Directors, which has the discretion to determine the exercise price and term of the award, as well as other conditions, in all cases subject to certain limits, including:

•	The current MGM China Plan allows for a maximum of 30% of the total number of shares of MGM China in issue at the date of approval of the MGM China Plan to be issued upon exercise; and

•

The exercise price of the award must be the higher of the closing price of the stock on the offer date, or the average of the closing price for the five business days immediately preceding the offer date, and the maximum term of the award must not exceed ten years.

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

As of September 30, 2011, MGM China had an aggregate of approximately 1.1 billion shares of options available for grant as share-based awards. A summary of activity under the MGM China Plan for the nine months ended September 30, 2011 is presented below:

Stock options

	Shares (000’s)	Weighted Average Exercise Price
Outstanding at January 1, 2011	—	$—
Granted	19,100	2.00

Outstanding at September 30, 2011	19,100	2.00

Exercisable at September 30, 2011	—	—

As of September 30, 2011, there was a total of $21 million of unamortized compensation related to stock options expected to vest, which is expected to be recognized over a weighted-average period of 4.0 years.

Recognition of compensation cost. Compensation cost for both the Omnibus Plan and MGM China Plan was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Omnibus Plan:
Stock options and SARS	$5,650	$4,951	$17,307	$14,971
RSUs	4,148	4,870	12,906	14,996
MGM China Plan	1,347	—	1,748	—

Total compensation cost	11,145	9,821	31,961	29,967
Less: CityCenter reimbursed costs	(1,091)	(1,222)	(3,300)	(3,811)

Compensation cost recognized as expense	10,054	8,599	28,661	26,156
Less: Related tax benefit	(3,031)	(2,996)	(9,368)	(9,102)

Compensation expense, net of tax benefit	$7,023	$5,603	$19,293	$17,054

Compensation cost for SARs granted under the 2005 Omnibus Plan is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Expected volatility	69%		74%		68%		74%
Expected term	4.9	yrs.	4.8	yrs.	4.9	yrs.	4.8	yrs.
Expected dividend yield	0%		0%		0%		0%
Risk-free interest rate	1.0%		1.2%		1.3%		1.6%
Forfeiture rate	6.1%		4.8%		6.1%		4.8%
Weighted-average fair value of options granted	$5.91		$6.24		$6.51		$7.32

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

Compensation cost for stock options granted under the MGM China Plan is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011		2010	2011		2010
Expected volatility	60%		NA	60%		NA
Expected term	8.0	yrs.	NA	8.0	yrs.	NA
Expected dividend yield	0%		NA	0%		NA
Risk-free interest rate	1.6%		NA	1.6%		NA
Weighted-average fair value of options granted	$1.10		NA	$1.26		NA

NOTE 13 — PROPERTY TRANSACTIONS, NET

Property transactions, net includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
CityCenter investment impairment charge	$—	$190,763	$—	$1,313,219
Borgata impairment charge	—	128,395	—	128,395
Circus Circus Reno impairment charge	79,658	—	79,658	—
Other property transactions, net	2,179	7,523	3,170	12,038

	$81,837	$326,681	$82,828	$1,453,652

See Note 5 for discussion of the CityCenter investment impairment charge and the Borgata impairment charge.

At September 30, 2011 the Company reviewed the carrying value of its Circus Circus Reno long-lived assets for impairment using revised operating forecasts developed by management for that resort in the third quarter of 2011. Due to current and forecasted market conditions and results of operations through September 30, 2011 being lower than previous forecasts, the Company recorded a non-cash impairment charge of $80 million in the third quarter of 2011 in “Property transactions, net,” related to a writedown of Circus Circus Reno’s long-lived assets. The Company’s discounted cash flow analysis for Circus Circus Reno included estimated future cash inflows from operations and estimated future cash outflows for capital expenditures utilizing an estimated discount rate and terminal year capitalization rate.

NOTE 14 — SEGMENT INFORMATION

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

The following table presents the Company’s segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net Revenues:
Wholly owned domestic resorts	$1,509,375	$1,460,467	$4,421,113	$4,264,608
MGM China	623,050	—	816,034	—

Reportable segment net revenues	2,132,425	1,460,467	5,237,147	4,264,608
Corporate and other	101,162	106,650	315,276	316,091

	$2,233,587	$1,567,117	$5,552,423	$4,580,699

Adjusted EBITDA:
Wholly owned domestic resorts	$347,594	$315,387	$978,942	$895,472
MGM China	139,326	—	185,748	—

Reportable segment Adjusted Property EBITDA	486,920	315,387	1,164,690	895,472
Corporate and other	(42,989)	(35,720)	(32,760)	(217,143)

	443,931	279,667	1,131,930	678,329

Other operating income (expense):
Preopening and start-up expenses	—	(30)	316	(4,061)
Property transactions, net	(81,837)	(326,681)	(82,828)	(1,453,652)
Gain on MGM China transaction	—	—	3,496,005	—
Depreciation and amortization	(249,520)	(158,857)	(579,384)	(486,757)

Operating income (loss)	112,574	(205,901)	3,966,039	(1,266,141)

Non-operating income (expense):
Interest expense, net	(272,542)	(285,139)	(812,680)	(840,483)
Non-operating items from unconsolidated affiliates	(24,692)	(27,185)	(92,984)	(82,109)
Other, net	(1,595)	7,298	(18,567)	157,742

	(298,829)	(305,026)	(924,231)	(764,850)

Income (loss) before income taxes	(186,255)	(510,927)	3,041,808	(2,030,991)
Benefit for income taxes	79,680	192,936	212,437	732,783

Net income (loss)	(106,575)	(317,991)	3,254,245	(1,298,208)
Less: Net income attributable to noncontrolling interests	(17,211)	—	(25,917)	—

Net income (loss) attributable to MGM Resorts International	$(123,786)	$(317,991)	$3,228,328	$(1,298,208)

	September 30, 2011	December 31, 2010
	(In thousands)
Total assets:
Wholly owned domestic resorts	$13,669,519	$14,047,237
MGM China	8,909,349	—

Reportable segment total assets	22,578,868	14,047,237
Corporate and other	5,274,155	4,913,808

	$27,853,023	$18,961,045

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Capital expenditures:
Wholly owned domestic resorts	$142,815	$82,818
MGM China	14,438	—

Reportable segment capital expenditures	157,253	82,818
Corporate and other	19,071	45,721

	$176,324	$128,539

NOTE 15 — RELATED PARTY TRANSACTIONS

MGM China. Ms. Pansy Ho is member of the board of directors of, and holds a minority ownership interest in, MGM China. Ms. Pansy Ho is also the managing director of Shun Tak Holdings Limited (together with its subsidiaries “Shun Tak”), a leading conglomerate in Hong Kong with core businesses in transportation, property, hospitality and investments. Shun Tak provides various services and products, including ferry tickets, travel products, rental of hotel rooms, laundry services, advertising services and property cleaning services to MGM China and MGM China provides rental of hotel rooms at wholesale room rates to Shun Tak and receives rebates for ferry tickets from Shun Tak. For the period from June 3, 2011 through September 30, 2011, MGM China incurred expenses of $4 million related to such services and recorded revenue of less than $1 million related to hotel rooms provided to Shun Tak. As of September 30, 2011, MGM China did not have a material payable to or receivable from Shun Tak.

In connection with the MGM China IPO, MGM Branding and Development Holdings, Ltd., an entity included in the Company’s consolidated financial statements in which Ms. Pansy Ho indirectly holds a noncontrolling interest, entered into a brand license agreement with MGM China. MGM China pays a license fee to MGM Branding and Development Holdings, Ltd. equal to 1.75% of MGM China’s consolidated net revenue, subject to an annual cap of $25 million for the initial year of the agreement, prorated to $14.5 million for the portion of 2011 subsequent to the date of the IPO. The annual cap will increase by 20% per annum for each subsequent calendar year during the term of the agreement. During the period from June 3, 2011 through September 30, 2011, total license fees of $14 million were incurred by MGM China. Such amounts have been eliminated in consolidation. An entity owned by Ms. Pansy Ho received a distribution of $3 million during the three and nine months ended September 30, 2011 in connection with the ownership of a noncontrolling interest in MGM Branding and Development Holdings, Ltd.

In June 2011, the Company sold $300 million in aggregate principal amount of the Company’s 4.25% convertible senior notes due 2015 to an indirect wholly owned subsidiary of Ms. Pansy Ho. See Note 8 for additional information related to the convertible notes.

NOTE 16 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION

Excluding MGM Grand Detroit, LLC, MGM China and certain minor subsidiaries, the Company’s subsidiaries that are 100% directly or indirectly owned have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes, senior secured notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of September 30, 2011 and December 31, 2010 and for the three and nine month periods ended September 30, 2011 and 2010 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At September 30, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$1,085,266	$888,912	$747,629	$—	$2,721,807
Property and equipment, net	—	13,561,385	1,318,981	(11,972)	14,868,394
Investments in subsidiaries	24,268,323	7,735,699	—	(32,004,022)	—
Investments in and advances to unconsolidated affiliates	—	1,659,719	—	—	1,659,719
Other non-current assets	261,542	628,052	7,713,509	—	8,603,103

	$25,615,131	$24,473,767	$9,780,119	$(32,015,994)	$27,853,023

Current liabilities	$637,502	$905,935	$471,910	$—	$2,015,347
Intercompany accounts	501,384	(531,643)	30,259	—	—
Deferred income taxes	2,219,581	—	383,837	—	2,603,418
Long-term debt	12,163,173	(65,119)	1,001,020	—	13,099,074
Other long-term obligations	151,885	41,200	493	—	193,578

Total liabilities	15,673,525	350,373	1,887,519	—	17,911,417

MGM Resorts stockholders’ equity	9,941,606	24,123,394	4,199,850	(32,015,994)	6,248,856
Noncontrolling interests	—	—	3,692,750	—	3,692,750

Total stockholders’ equity	9,941,606	24,123,394	7,892,600	(32,015,994)	9,941,606

	$25,615,131	$24,473,767	$9,780,119	$(32,015,994)	$27,853,023

	At December 31, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$358,725	$930,936	$165,984	$—	$1,455,645
Property and equipment, net	—	13,925,224	641,098	(11,972)	14,554,350
Investments in subsidiaries	16,520,722	471,283	—	(16,992,005)	—
Investments in and advances to unconsolidated affiliates	—	1,923,155	—	—	1,923,155
Other non-current assets	294,165	436,353	297,377	—	1,027,895

	$17,173,612	$17,686,951	$1,104,459	$(17,003,977)	$18,961,045

Current liabilities	$305,354	$911,731	$29,136	$—	$1,246,221
Intercompany accounts	(44,380)	38,277	6,103	—	—
Deferred income taxes	2,469,333	—	—	—	2,469,333
Long-term debt	11,301,034	296,664	450,000	—	12,047,698
Other long-term obligations	143,726	54,828	694	—	199,248
Stockholders’ equity	2,998,545	16,385,451	618,526	(17,003,977)	2,998,545

	$17,173,612	$17,686,951	$1,104,459	$(17,003,977)	$18,961,045

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Three Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,457,306	$776,281	$—	$2,233,587
Equity in subsidiaries’ earnings	28,197	30,251	—	(58,448)	—
Expenses:
Casino and hotel operations	2,122	910,809	529,692	—	1,442,623
General and administrative	2,520	243,227	58,302	—	304,049
Corporate expense	15,619	27,233	671	—	43,523
Property transactions, net	—	81,538	299	—	81,837
Depreciation and amortization	—	141,337	108,183	—	249,520

	20,261	1,404,144	697,147	—	2,121,552

Income (loss) from unconsolidated affiliates	—	630	(91)	—	539

Operating income (loss)	7,936	84,043	79,043	(58,448)	112,574
Interest expense	(254,149)	(4,771)	(13,622)	—	(272,542)
Other, net	6,207	(20,261)	(12,233)	—	(26,287)

Income before income taxes	(240,006)	59,011	53,188	(58,448)	(186,255)
Benefit (provision) for income taxes	116,220	(33,455)	(3,085)	—	79,680

Net income (loss)	(123,786)	25,556	50,103	(58,448)	(106,575)
Less: net income (loss) attributable to noncontrolling interests	—	2,695	(19,906)	—	(17,211)

Net income (loss) attributable to MGM Resorts International	$(123,786)	$28,251	$30,197	$(58,448)	$(123,786)

	For the Three Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,447,617	$119,500	$—	$1,567,117
Equity in subsidiaries’ earnings	(261,353)	36,205	—	225,148	—
Expenses:
Casino and hotel operations	2,822	900,701	62,159	—	965,682
General and administrative	2,171	266,745	23,540	—	292,456
Corporate expense	3,681	27,140	(106)	—	30,715
Preopening and start-up expenses	—	30	—	—	30
Property transactions, net	—	327,165	(484)	—	326,681
Depreciation and amortization	—	148,617	10,240	—	158,857

	8,674	1,670,398	95,349	—	1,774,421

Income (loss) from unconsolidated affiliates	—	(27,977)	29,380	—	1,403

Operating income (loss)	(270,027)	(214,553)	53,531	225,148	(205,901)
Interest expense	(267,785)	(9,483)	(7,871)	—	(285,139)
Other, net	22,275	(34,074)	(8,088)	—	(19,887)

Income (loss) before income taxes	(515,537)	(258,110)	37,572	225,148	(510,927)
Benefit (provision) for income taxes	197,546	(3,407)	(1,203)	—	192,936

Net income (loss)	$(317,991)	$(261,517)	$36,369	$225,148	$(317,991)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	For the Nine Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$4,291,746	$1,260,677	$—	$5,552,423
Equity in subsidiaries’ earnings	3,859,740	3,664,502	—	(7,524,242)	—
Expenses:
Casino and hotel operations	7,416	2,698,689	815,080	—	3,521,185
General and administrative	7,388	747,652	120,153	—	875,193
Corporate expense	46,743	72,606	675	—	120,024
Preopening and start-up expenses	—	(316)	—	—	(316)
Property transactions, net	—	82,149	679	—	82,828
Gain on MGM China transaction	—	—	(3,496,005)	—	(3,496,005)
Depreciation and amortization	—	424,696	154,688	—	579,384

	61,547	4,025,476	(2,404,730)	—	1,682,293

Income (loss) from unconsolidated affiliates	—	(19,089)	114,998	—	95,909

Operating income (loss)	3,798,193	3,911,683	3,780,405	(7,524,242)	3,966,039
Interest expense	(766,992)	(14,416)	(31,272)	—	(812,680)
Other, net	17,189	(87,030)	(41,710)	—	(111,551)

Income before income taxes	3,048,390	3,810,237	3,707,423	(7,524,242)	3,041,808
Benefit (provision) for income taxes	179,938	46,488	(13,989)	—	212,437

Net income (loss)	3,228,328	3,856,725	3,693,434	(7,524,242)	3,254,245
Less: net income (loss) attributable to noncontrolling interests	—	2,695	(28,612)	—	(25,917)

Net income (loss) attributable to MGM Resorts International	$3,228,328	$3,859,420	$3,664,822	$(7,524,242)	$3,228,328

	For the Nine Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net Revenues	$—	$4,175,120	$405,579	$—	$4,580,699
Equity in subsidiaries’ earnings	(1,384,862)	100,859	—	1,284,003	—
Expenses:
Casino and hotel operations	8,542	2,634,796	214,866	—	2,858,204
General and administrative	6,802	769,424	74,688	—	850,914
Corporate Expense	12,195	76,871	(1,523)	—	87,543
Preopening and start-up expenses	—	4,061	—	—	4,061
Property transactions, net	—	1,454,136	(484)	—	1,453,652
Depreciation and amortization	—	456,174	30,583	—	486,757

	27,539	5,395,462	318,130	—	5,741,131

Income (loss) from unconsolidated affiliates	—	(177,073)	71,364	—	(105,709)

Operating income (loss)	(1,412,401)	(1,296,556)	158,813	1,284,003	(1,266,141)
Interest expense	(803,154)	(14,753)	(22,576)	—	(840,483)
Other, net	171,381	(65,724)	(30,024)	—	75,633

Income (loss) before income taxes	(2,044,174)	(1,377,033)	106,213	1,284,003	(2,030,991)
Benefit (provision) for income taxes	745,966	(9,425)	(3,758)	—	732,783

Net income (loss)	$(1,298,208)	$(1,386,458)	$102,455	$1,284,003	$(1,298,208)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Nine Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(442,532)	$729,814	$193,758	$—	$481,040

Cash flows from investing activities
Capital expenditures, net of construction payable	—	(156,525)	(19,799)	—	(176,324)
Dispositions of property and equipment	—	108	40	—	148
Acquisition of MGM China, net of cash paid	—	—	407,046	—	407,046
Investments in and advances to unconsolidated affiliates	(71,000)	(36,648)	—	—	(107,648)
Distributions from unconsolidated affiliates	—	3,077	—	—	3,077
Investments in treasury securities - maturities longer than 90 days	—	(240,239)	—	—	(240,239)
Proceeds from treasury securities - maturities longer than 90 days	—	240,070	—	—	240,070
Other	—	(253)	—	—	(253)

Net cash provided by (used in) investing activities	(71,000)	(190,410)	387,287	—	125,877

Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	34,391	—	(473,271)	—	(438,880)
Borrowings under bank credit facilities - maturities longer than 90 days	4,492,866	—	1,282,119	—	5,774,985
Repayments under bank credit facilities - maturities longer than 90 days	(3,668,257)	—	(900,000)	—	(4,568,257)
Issuance of senior notes, net	311,415	—	—	—	311,415
Retirement of senior notes	(356,700)	(8,436)	—	—	(365,136)
Intercompany accounts	632,911	(590,201)	(42,710)	—	—
Other	(777)	(946)	(2,827)	—	(4,550)

Net cash provided by (used in) financing activities	1,445,849	(599,583)	(136,689)	—	709,577

Effect of exchange rate on cash	—	—	(333)	—	(333)

Cash and cash equivalents
Net increase (decrease) for the period	932,317	(60,179)	444,023	—	1,316,161
Balance, beginning of period	72,457	278,801	147,706	—	498,964

Balance, end of period	$1,004,774	$218,622	$591,729	$—	$1,815,125

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	For the Nine Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(315,301)	$640,617	$55,082	$—	$380,398

Cash flows from investing activities
Capital expenditures, net of construction payable	—	(125,666)	(2,873)	—	(128,539)
Dispositions of property and equipment	—	365	6,309	—	6,674
Investments in and advances to unconsolidated affiliates	(408,000)	—	—	—	(408,000)
Distributions from cost method investments, net	—	110,176	—	—	110,176
Other	—	(1,233)	—	—	(1,233)

Net cash used in investing activities	(408,000)	(16,358)	3,436	—	(420,922)

Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(2,732,807)	—	(170,000)	—	(2,902,807)
Borrowings under bank credit facilities maturities longer than 90 days	6,952,606	—	1,350,000	—	8,302,606
Repayments under bank credit facilities maturities longer than 90 days	(6,341,601)	—	(1,180,000)	—	(7,521,601)
Issuance of senior notes, net	1,995,000	—	—	—	1,995,000
Retirement of senior notes	(857,523)	(296,956)	—	—	(1,154,479)
Debt issuance costs	(98,531)	—	—	—	(98,531)
Intercompany accounts	356,238	(302,844)	(53,394)	—	—
Capped call transactions	(81,478)	—	—	—	(81,478)
Other	(635)	(951)	(50)	—	(1,636)

Net cash used in financing activities	(808,731)	(600,751)	(53,444)	—	(1,462,926)

Cash and cash equivalents
Net decrease for the period	(1,532,032)	23,508	5,074	—	(1,503,450)
Balance, beginning of period	1,718,616	263,386	74,205	—	2,056,207

Balance, end of period	$186,584	$286,894	$79,279	$—	$552,757

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

Our primary business is the ownership and operation of casino resorts, which includes offering gaming, hotel, dining, entertainment, retail and other resort amenities. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards.

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

Wholly Owned Domestic Resorts

Historically, over half of our net revenue from our wholly owned domestic resorts is derived from non-gaming activities, as our operating philosophy is to provide a complete resort experience for our guests, including non-gaming amenities for which our guests are willing to pay a premium. Our significant convention and meeting facilities allow us to maximize hotel occupancy and customer volumes during off-peak times such as mid-week or during traditionally slower leisure travel periods, which also leads to better labor utilization. Our operating results are highly dependent on the volume of customers at our resorts, which in turn affects the price we can charge for our hotel rooms and other amenities. We market to different customer segments to manage our hotel occupancy, such as targeting large conventions to increase mid-week occupancy.

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

We generate a significant portion of our revenue from our wholly owned domestic resorts in Las Vegas, Nevada, which exposes us to certain risks, such as increased competition from new or expanded Las Vegas resorts, and from the expansion of gaming in California.

The state of the U.S. economy has negatively affected the results of our wholly owned domestic resorts over the past several years, and we expect these operations to continue to be sensitive to certain aspects of the current economic conditions, such as weaknesses in employment and the housing market as well as constrained consumer spending. While we have begun to see a rebound in our U.S. customer groups, including convention business, and we have achieved increases in REVPAR throughout 2011, we expect adverse conditions currently or recently present in the economic environment to continue to negatively affect our operating results.

MGM China

On June 3, 2011, we and Ms. Ho, Pansy Catilina Chiu King (“Ms. Pansy Ho”) completed a reorganization of the capital structure and the initial public offering of 760 million shares of MGM China on The Stock Exchange of Hong Kong Limited (the “IPO”), representing 20% of the post issuance base capital stock of MGM China, at an offer price of HKD 15.34 per share. Pursuant to this reorganization, we acquired, through a wholly owned subsidiary, an additional 1% of the overall capital stock of MGM China for HKD 15.34 per share, or approximately $75 million, and thereby became the owner of 51% of MGM China. Following the IPO, the underwriters partially exercised their overallotment option and Ms. Pansy Ho sold an additional 59 million shares of MGM China.

Through the acquisition of the additional 1% interest of MGM China, we obtained a controlling interest and were required to consolidate MGM China as of June 3, 2011. Prior to the IPO, we held a 50% interest in MGM Grand Paradise, which was accounted for under the equity method. The acquisition of the controlling financial interest was accounted for as a business combination and we recognized 100% of the assets, liabilities, and noncontrolling interests of MGM China at fair value at the date of acquisition. The fair value of the equity of MGM China was determined by the IPO transaction price and equaled approximately $7.5 billion. The carrying value of our equity method investment was significantly less than our share of the fair value of MGM China, resulting in a $3.5 billion gain on the acquisition.

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

In addition to the key performance indicators used by our wholly owned domestic resorts, MGM Macau utilizes “turnover” which is the sum of rolling chip wagers won by MGM Macau (rolling chips purchased plus rolling chips exchanged less rolling chips returned). Turnover provides a basis for measuring VIP casino win percentage. Normal win for VIP gaming operations at MGM Macau is in the range of 2.7% to 3.0% of turnover. MGM Macau’s main floor historical table games hold percentage is in the range of 20% to 26% of table games drop. Normal slots hold percentage at MGM Macau is in the range of 5.5% to 7.5% of slots handle.

Other Executive Overview Items

Borgata. We have a 50% economic interest in Borgata Hotel Casino & Spa (“Borgata”) located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation (“Boyd”) owns the other 50% of Borgata and also operates the resort. Our interest is held in trust and currently offered for sale pursuant to our settlement agreement with New Jersey Department of Gaming Enforcement (“DGE”). In March 2010, the New Jersey Casino Control Commission (“CCC”) approved the settlement agreement with the DGE pursuant to which we placed our 50% ownership interest in Borgata and related leased land in Atlantic City into a divestiture trust. The settlement agreement was amended on July 22, 2011 with the approval of the CCC on August 8, 2011. Following the transfer of these interests into trust, we ceased to be regulated by the CCC or the DGE, except as otherwise provided by the trust agreement and the settlement agreement. Boyd’s 50% interest is not affected by the settlement.

The terms of the settlement agreement, as amended, mandate the sale of the trust property by March 2014, which represents an 18-month extension compared to the original agreement. During the period ending in March 2013, which also represents an 18-month extension compared to the original agreement we have the right to direct the trustee to sell the trust property, subject to approval of the CCC. If a sale is not concluded by that time, the trustee is responsible for selling the trust property during the following 12-month period. Prior to the consummation of the sale, the divestiture trust will retain any cash flows received in respect of the trust property, but will pay property taxes and other costs attributable to the trust property. We are the sole economic beneficiary of the trust and will be permitted to reapply for a New Jersey gaming license beginning 30 months after the completion of the sale of the trust assets. As of September 30, 2011, the trust had $188 million of cash and investments, of which $150 million is held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within “Prepaid expenses and other.”

As a result of our ownership interest in Borgata being placed into a trust, we no longer have significant influence over Borgata; therefore, we discontinued the equity method of accounting for Borgata at the point the assets were placed in the trust in March 2010, and account for our investment in Borgata under the cost method of accounting. The carrying value of the investment related to Borgata is included in “Other long-term assets, net.” Earnings and losses that relate to the investment that were previously accrued remain as a part of the carrying amount of the investment. Distributions received by the trust that do not exceed our share of earnings are recognized currently in earnings. However, distributions received by the trust that exceed our share of earnings for such periods are applied to reduce the carrying amount of its investment. We consolidate the trust as we are the sole economic beneficiary. The trust did not receive distributions from Borgata during the three and nine months ended September 30, 2011. In the three and nine months ended September 30, 2010, the trust received distributions from the joint venture of $105 million and $120 million, of which $10 million was paid to Boyd in accordance with the joint venture agreement, as amended. We recorded $88 million and $94 million as a reduction in the carrying value and $7 million and $16 million was recorded as “Other, net” non-operating income in the three and nine months ended September 30, 2010, respectively.

In July 2010, we entered into an agreement to sell four long-term ground leases and their respective underlying real property parcels, approximately 11.3 acres, underlying the Borgata for $73 million. We closed the transaction in November 2010.

We recorded a pre-tax impairment charge of approximately $128 million at September 30, 2010 which decreased the carrying value of our investment in Borgata to approximately $250 million. The impairment charge was based on an offer received from a potential buyer at that time. We ultimately did not reach final agreement with such buyer. We continue to negotiate with other parties who have expressed interest in the asset, but can provide no assurance that a transaction will be completed.

Gold Strike Tunica. On May 2, 2011, the Mississippi Gaming Commission mandated the closure of Gold Strike Tunica along with eight other Tunica area casino resorts. The property reopened on May 18, 2011. We recorded $8 million in “General and administrative” expense during the second quarter of 2011 related to costs associated with flood prevention and other costs incurred during the time the property was closed. We carry flood and business interruption insurance, but we cannot determine the amount or timing of any reimbursements until we submit our claims and receive notice of approval from our insurers.

Impairments. A complete discussion of our critical accounting policies related to impairments of long-lived assets and investments in unconsolidated affiliates is included in our Form 10-K for the period ending December 31, 2010. We reviewed the carrying value of our Circus Circus Reno long-lived assets at September 30, 2011 and our investment in CityCenter and the carrying value of our Borgata asset at September 30, 2010 as further discussed in “Operating Results – Details of Certain Charges.” Other than as noted above, we did not identify circumstances that existed that would indicate the carrying value of our long-lived assets may not be recoverable; therefore, we did not review any of our other wholly owned long-lived asset groups – generally our operating resorts – for impairment as of September 30, 2011. Historically, the undiscounted cash flows of our significant long-lived assets have exceeded their carrying values by a substantial margin.

Results of Operations

The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2011 and 2010.

Summary Financial Results

The following table presents selected summary consolidated financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(In thousands)
Net revenues	$2,233,587	$1,567,117	$5,552,423	$4,580,699
Operating income (loss)	112,574	(205,901)	3,966,039	(1,266,141)
Net income (loss)	(106,575)	(317,991)	3,254,245	(1,298,208)
Net income (loss) attributable to MGM Resorts International	(123,786)	(317,991)	3,228,328	(1,298,208)

Our results of operations for the three and nine months ending September 30, 2011 include the results of MGM China from June 3, 2011 on a consolidated basis. Prior thereto, results of operations of MGM China were reflected under the equity method of accounting – see “Operating Results – Income from Unconsolidated Affiliates.” Net revenue and operating income attributable to MGM China for the quarter ended September 30, 2011 were $623 million and $41 million, respectively. Net revenue and operating income attributable to MGM China for the period from June 3, 2011 through September 30, 2011 were $816 million and $60 million, respectively. Operating income benefited from improved performance at each of MGM Macau, CityCenter resort operations and our wholly owned domestic resorts.

The following items also affected comparability in our operating results:

•	A gain of $3.5 billion related to the MGM China transaction during the second quarter of 2011;

•	An $80 million impairment of Circus Circus Reno in the third quarter of 2011;

•

Our share of CityCenter residential inventory impairment charges of $26 million in the nine months ended September 30, 2011, $38 million in the three months ended September 30, 2010, and $152 million in the nine months ended September 30, 2010;

•	Our share of CityCenter forfeited residential deposits income of $14 million and $54 million in the three and nine month periods of 2010, respectively; and

•	A $191 million and a $1.3 billion impairment on our investment in CityCenter in the three and nine months ended September 30, 2010.

Operating Results – Detailed Segment Information

The following table presents net revenue and Adjusted EBITDA by reportable segment. Management uses Adjusted Property EBITDA as the primary profit measure for our reportable segments. See “Non-GAAP measures” for additional Adjusted EBITDA information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net revenue:
Wholly owned domestic resorts	$1,509,375	$1,460,467	$4,421,113	$4,264,608
MGM China	623,050	—	816,034	—

Reportable segment net revenue	2,132,425	1,460,467	5,237,147	4,264,608
Corporate and other	101,162	106,650	315,276	316,091

	$2,233,587	$1,567,117	$5,552,423	$4,580,699

Adjusted EBITDA:
Wholly owned domestic resorts	$347,594	$315,387	$978,942	$895,472
MGM China	139,326	—	185,748	—

Reportable segment Adjusted Property EBITDA	486,920	315,387	1,164,690	895,472
Corporate and other	(42,989)	(35,720)	(32,760)	(217,143)

	$443,931	$279,667	$1,131,930	$678,329

Net revenue related to wholly owned domestic resorts increased 3% for the third quarter primarily driven by a 13% increase in REVPAR at our Las Vegas Strip resorts offset by a 2% decrease in gaming revenue. Corporate and other revenue includes revenues from MGM Hospitality and management operations and reimbursed revenue primarily related to our CityCenter management agreement. Consolidated Adjusted EBITDA was $444 million in the 2011 quarter, a 59% increase compared to $280 million in the 2010 quarter, primarily due to strong performances at our Las Vegas resorts and MGM Macau.

Net revenue related to wholly owned domestic operations increased 4% for the year-to-date period primarily as a result of a 13% increase in REVPAR at our Las Vegas Strip resorts offset by a 2% decrease in gaming revenue. Consolidated Adjusted EBITDA was $1.1 billion in the nine months of 2011, compared to $678 million in the nine months of 2010, as a result of improved operating performances across our wholly owned domestic properties and MGM Macau.

Wholly owned domestic operations. The following table presents detailed net revenue at our wholly owned domestic resorts:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	Percentage Change	2010	2011	Percentage Change	2010
	(In thousands)
Casino revenue, net:
Table games	$199,502	(12%)	$227,322	$566,629	(10%)	$632,358
Slots	414,202	4%	398,143	1,210,423	3%	1,173,454
Other	15,152	(15%)	17,928	49,667	(12%)	56,226

Casino revenue, net	628,856	(2%)	643,393	1,826,719	(2%)	1,862,038
Non-casino revenue:
Rooms	390,649	11%	352,767	1,151,486	11%	1,039,472
Food and beverage	349,813	3%	341,106	1,048,323	3%	1,014,018
Entertainment, retail and other	301,781	6%	284,430	861,025	4%	827,808

Non-casino revenue	1,042,243	7%	978,303	3,060,834	6%	2,881,298

	1,671,099	3%	1,621,696	4,887,553	3%	4,743,336
Less: Promotional allowances	(161,724)	0%	(161,229)	(466,440)	(3%)	(478,728)

	$1,509,375	3%	$1,460,467	$4,421,113	4%	$4,264,608

Table games revenue decreased 12% for the third quarter and was negatively affected by a lower table games hold percentage. Table games hold percentage was near the low end of our normal range in the current year quarter and near the midpoint of the range in the prior year quarter. Total table games revenue was also affected by table games volume decreasing 6% compared to the prior year quarter mainly as a result of lower baccarat volume. Slots revenue increased 4% in the third quarter with a 6% increase at our Las Vegas Strip resorts.

For the nine month period, table games revenue decreased 10%. Hold percentage was below our normal range in the 2011 period and near the midpoint of our normal range in the 2010 period. Total table games revenue was also affected by a decrease in baccarat volume, which led to a 5% decrease in total table games volume compared to the year-to-date period in 2010. Slots revenue increased 3%, with a 5% increase at our Las Vegas Strip resorts.

Rooms revenue in the third quarter increased 11%, with a 13% increase in Las Vegas Strip REVPAR. Rooms revenue for the nine month period also increased 11% with an increase in Las Vegas Strip REVPAR of 13%. The following table shows key hotel statistics for our Las Vegas Strip resorts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Occupancy	95%	93%	92%	90%
Average Daily Rate (ADR)	$124	$111	$126	$114
Revenue per Available Room (REVPAR)	117	104	116	103

Adjusted Property EBITDA for wholly owned domestic resorts increased 10% compared to the third quarter of 2010. Adjusted Property EBITDA for our wholly owned domestic resorts increased 9% on a year-to-date basis.

MGM China. Net revenue for MGM China was $623 million for the three months ending September 30, 2011. Adjusted Property EBITDA was $139 million for the same period. Net revenue for MGM China was $816 million for the period from June 3, 2011 through September 30, 2011. Adjusted Property EBITDA was $186 million for the same period.

The following table presents certain supplemental pro forma information for MGM China for the three and nine month periods ended September 30, 2011 and 2010 as if the transaction had occurred as of January 1, 2010. This information includes the impact of certain purchase accounting adjustments. This supplemental pro forma information is provided solely for comparative purposes and does not presume to be indicative of what actual results would have been if the acquisition of the controlling financial interest had been completed as of January 1, 2010, nor indicative of future results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net Revenue	$623,049	$362,306	$1,887,064	$1,001,339

Adjusted Property EBITDA	$139,326	$83,841	$455,755	$215,690
Property transactions, net	(294)	(51)	(804)	(409)
Depreciation and amortization	(89,933)	(93,416)	(268,867)	(280,192)

Operating income (loss)	49,099	(9,626)	186,084	(64,911)
Non-operating income (expense)	(6,889)	(10,541)	(18,616)	(37,454)

Income (loss) before income taxes	42,210	(20,167)	167,468	(102,365)
Provision for income taxes	(5,302)	(11)	(20,383)	(33)

Net income (loss)	$36,908	$(20,178)	$147,085	$(102,398)

Pro forma net revenue and Adjusted EBITDA for MGM China for the three and nine months ended September 30, 2011 increased primarily as a result of an 83% and 95% increase in VIP table games turnover, and a 13% and 18% increase in main floor table games drop, respectively.

Operating Results – Details of Certain Charges

Property transactions, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
CityCenter investment impairment charge	$—	$190,763	$—	$1,313,219
Borgata impairment charge	—	128,395	—	128,395
Circus Circus Reno impairment charge	79,658	—	79,658	—
Other property transactions, net	2,179	7,523	3,170	12,038

	$81,837	$326,681	$82,828	$1,453,652

CityCenter. At June 30, 2010 we reviewed our CityCenter investment for impairment using revised operating forecasts developed by CityCenter management late in the second quarter. Based on the then current and forecasted market conditions and because CityCenter’s results of operations through June 30, 2010 were below previous forecasts, and the revised operating forecasts were lower than previous forecasts, we concluded that we should review the carrying value of our investment. We determined that the carrying value of our investment exceeded our fair value determined using a discounted cash flow analysis and therefore an impairment was indicated. We intend to and believe we will be able to retain our investment in CityCenter; however, due to the extent of the shortfall and our assessment of the uncertainty of fully recovering our investment, we determined that the impairment was “other-than-temporary” and recorded an impairment charge of $1.12 billion included in “Property transactions, net.”

At September 30, 2010, we recognized an increase of $232 million in our total net obligation under our CityCenter completion guarantee, and a corresponding increase in our investment in CityCenter. The increase primarily reflects revision to prior estimates based on our assessment of the most current information derived from our close-out and litigation processes and does not reflect certain potential recoveries that CityCenter is pursuing as part of the litigation process. We completed an impairment review as of September 30, 2010 and as a result recorded an additional “other-than-temporary” impairment of $191 million in the third quarter of 2010.

Our discounted cash flow analyses for CityCenter as of June 30, 2010 and September 30, 2010 included future cash inflows from operations, including residential sales, and estimated future cash outflows for capital expenditures. Both analyses used an 11% discount rate and a long-term growth rate of 4% related to forecasted cash flows for CityCenter’s operating assets.

Borgata. We recorded a pre-tax impairment charge of approximately $128 million at September 30, 2010 recorded in “Property transactions, net” which decreased the carrying value of our investment in Borgata to approximately $250 million. The impairment charge was based on an offer received from a potential buyer at that time.

Circus Circus Reno. At September 30, 2011 we reviewed the carrying value of our Circus Circus Reno long-lived assets for impairment using revised operating forecasts developed by management for that resort in the third quarter of 2011. Due to current and forecasted market conditions and results of operations through September 30, 2011 being lower than previous forecasts, we recorded a non-cash impairment charge of $80 million in the third quarter of 2011 in “Property transactions, net,” related to a writedown of Circus Circus Reno’s long-lived assets. Our discounted cash flow analysis for Circus Circus Reno included estimated future cash inflows from operations and estimated future cash outflows for capital expenditures utilizing an estimated discount rate and terminal year capitalization rate.

Operating Results – Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our income (loss) from unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
CityCenter	$(7,723)	$(37,893)	$(46,029)	$(212,066)
MGM Macau	—	29,372	115,219	71,165
Borgata	—	—	—	6,971
Other	8,262	9,924	26,719	28,221

	$539	$1,403	$95,909	$(105,709)

We ceased recording Borgata operating results as income from unconsolidated affiliates in March 2010.

We ceased recording MGM Macau operating results as income from unconsolidated affiliates under the equity method of accounting in June 2011. Our share of operating income for MGM Macau for the 2011 nine month period accounted for under the equity method was $115 million compared to $71 million for the nine months of 2010. As previously discussed, MGM Macau has achieved a significant increase in gaming volumes over the past twelve months.

Our share of losses from CityCenter has decreased for the three and nine month periods in 2011 compared to 2010 due to improved results at CityCenter’s resort operations. Our share of operating losses for CityCenter was negatively affected by our share of residential inventory impairment charges, as further described below, and the loss on debt retirement in the first quarter of 2011, offset by a decrease in forfeited residential deposit income.

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

CityCenter recorded a residential impairment charge of $53 million in the second quarter of 2011. We recognized 50% of such impairment charge, resulting in a pre-tax charge of approximately $26 million. In the three and nine months ended September 30, 2010, CityCenter recorded residential impairment charges of $76 million and $304 million, respectively. We recognized 50% of such impairment charges, resulting in pre-tax charges of approximately $38 million and $152 million in the three and nine months ended September 30, 2010, respectively.

Non-operating Results

Interest expense decreased to $273 million in the third quarter compared to $285 million in the prior year quarter. Interest expense for the nine months of 2011 was $813 million compared to $840 million in the nine months of 2010. Lower interest expense was a result of lower average debt outstanding during the current year three and nine month periods. We did not capitalize interest expense in 2011 or 2010.

Non-operating items from unconsolidated affiliates decreased for the three months ended September 30, 2011 as a result of MGM Macau ceasing to be recorded as an equity method investment in the 2011 quarter.

Non-operating items from unconsolidated affiliates for the nine month period increased due to our share of $23 million in non-operating expense at CityCenter related to certain costs incurred to restructure its debt and the write-off of debt issuance costs. Additionally, net interest expense increased at CityCenter as a result of ceasing capitalization of interest in early 2010 and higher interest rates in 2011 as a result of the January 2011 debt issuance.

We did not record income from our investment in Borgata in 2011. Subsequent to ceasing equity method accounting, we recorded $7 million and $16 million, respectively, in “Other, net” related to income from Borgata in the three and nine months ended September 30, 2010. In addition, “Other, net” included a $141 million gain on debt redemption in 2010 related to amending and restating our senior credit facility.

We recognized a tax benefit of $212 million for the nine months ended September 30, 2011 despite having positive pre-tax income as no income taxes were provided on the $3.5 billion MGM China transaction gain. In addition, we recorded a $14 million income tax benefit during the second quarter to reflect the impact of a change in tax law in Michigan. Absent this benefit, we would have recorded income tax benefit on pre-tax losses exclusive of the MGM China gain at a 45% effective tax rate for the nine month period.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Adjusted EBITDA	$443,931	$279,667	$1,131,930	$678,329
Preopening and start-up expenses	—	(30)	316	(4,061)
Property transactions, net	(81,837)	(326,681)	(82,828)	(1,453,652)
Gain on MGM China transaction	—	—	3,496,005	—
Depreciation and amortization	(249,520)	(158,857)	(579,384)	(486,757)

Operating income (loss)	112,574	(205,901)	3,966,039	(1,266,141)

Non-operating income (expense)
Interest expense	(272,542)	(285,139)	(812,680)	(840,483)
Other, net	(26,287)	(19,887)	(111,551)	75,633

Income (loss) before income taxes	(186,255)	(510,927)	3,041,808	(2,030,991)
Benefit for income taxes	79,680	192,936	212,437	732,783

Net income (loss)	(106,575)	(317,991)	3,254,245	(1,298,208)
Less: Net income attributable to noncontrolling interests	(17,211)	—	(25,917)	—

Net income (loss) attributable to MGM Resorts International	$(123,786)	$(317,991)	$3,228,328	$(1,298,208)

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA for individual resorts and Adjusted EBITDA:

	Three Months Ended September 30, 2011
	Operating Income (Loss)	Preopening and Start-up Expenses	Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$50,943	$—	$503	$22,805	$74,251
MGM Grand Las Vegas	22,945	—	1	19,275	42,221
Mandalay Bay	19,313	—	53	22,006	41,372
The Mirage	6,708	—	1,291	17,407	25,406
Luxor	11,775	—	2	9,288	21,065
New York-New York	17,043	—	—	5,695	22,738
Excalibur	12,477	—	13	4,973	17,463
Monte Carlo	9,209	—	5	5,252	14,466
Circus Circus Las Vegas	4,192	—	2	4,704	8,898
MGM Grand Detroit	29,991	—	—	9,906	39,897
Beau Rivage	15,614	—	(7)	9,894	25,501
Gold Strike Tunica	10,083	—	—	3,381	13,464
Other resort operations	(79,990)	—	79,658	1,184	852

Wholly owned domestic resorts	130,303	—	81,521	135,770	347,594

MGM China	40,788	—	294	98,244	139,326
CityCenter (50%)	(7,723)	—	—	—	(7,723)
Other unconsolidated resorts	8,262	—	—	—	8,262
Management and other operations	1,000	—	6	3,631	4,637

	172,630	—	81,821	237,645	492,096

Stock compensation	(8,707)	—	—	—	(8,707)
Corporate	(51,349)	—	16	11,875	(39,458)

	$112,574	$—	$81,837	$249,520	$443,931

	Three Months Ended September 30, 2010
	Operating Income (Loss)	Preopening and Start-up Expenses	Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$52,040	$—	$(18)	$23,836	$75,858
MGM Grand Las Vegas	20,855	—	(45)	19,201	40,011
Mandalay Bay	5,023	—	2,181	23,231	30,435
The Mirage	16,104	—	450	15,426	31,980
Luxor	3,666	—	11	10,437	14,114
New York-New York	14,307	—	763	6,873	21,943
Excalibur	10,300	—	—	5,581	15,881
Monte Carlo	(1,954)	—	3,765	6,119	7,930
Circus Circus Las Vegas	1,024	—	4	5,098	6,126
MGM Grand Detroit	30,724	—	(484)	10,226	40,466
Beau Rivage	4,950	—	348	12,339	17,637
Gold Strike Tunica	7,532	—	549	3,623	11,704
Other resort operations	(3)	—	(1)	1,306	1,302

Wholly owned domestic resorts	164,568	—	7,523	143,296	315,387

MGM Macau (50%)	29,372	—	—	—	29,372
CityCenter (50%)	(37,893)	—	—	—	(37,893)
Other unconsolidated resorts	9,924	—	—	—	9,924
Management and other operations	(13,563)	30	—	4,043	(9,490)

	152,408	30	7,523	147,339	307,300

Stock compensation	(8,599)	—	—	—	(8,599)
Corporate	(349,710)	—	319,158	11,518	(19,034)

	$(205,901)	$30	$326,681	$158,857	$279,667

	Nine Months Ended September 30, 2011
	Operating Income (Loss)	Preopening and Start-up Expenses	Gain on MGM China Transaction & Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$132,489	$—	$820	$72,213	$205,522
MGM Grand Las Vegas	56,837	—	1	57,808	114,646
Mandalay Bay	63,365	—	69	65,983	129,417
The Mirage	35,123	—	1,330	45,692	82,145
Luxor	31,599	—	8	28,413	60,020
New York-New York	48,325	—	(85)	17,849	66,089
Excalibur	36,530	—	223	15,221	51,974
Monte Carlo	26,690	—	33	17,147	43,870
Circus Circus Las Vegas	6,343	—	(6)	14,187	20,524
MGM Grand Detroit	95,820	—	372	29,401	125,593
Beau Rivage	25,764	—	51	32,110	57,925
Gold Strike Tunica	11,028	—	—	10,191	21,219
Other resort operations	(83,323)	—	79,675	3,646	(2)

Wholly owned domestic resorts	486,590	—	82,491	409,861	978,942

MGM China	60,236	—	307	125,205	185,748
MGM Macau (50%)	115,219	—	—	—	115,219
CityCenter (50%)	(46,029)	—	—	—	(46,029)
Other unconsolidated resorts	26,719	—	—	—	26,719
Management and other operations	(4,289)	(316)	1	10,763	6,159

	638,446	(316)	82,799	545,829	1,266,758

Stock compensation	(26,912)	—	—	—	(26,912)
Corporate	3,354,505	—	(3,495,976)	33,555	(107,916)

	$3,966,039	$(316)	$(3,413,177)	$579,384	$1,131,930

	Nine Months Ended September 30, 2010
	Operating Income (Loss)	Preopening and Start-up Expenses	Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$122,871	$—	$(125)	$72,391	$195,137
MGM Grand Las Vegas	72,134	—	(45)	58,515	130,604
Mandalay Bay	23,758	—	2,840	69,579	96,177
The Mirage	29,535	—	311	50,778	80,624
Luxor	12,237	—	1	32,217	44,455
New York-New York	31,737	—	6,858	20,966	59,561
Excalibur	31,103	—	784	17,271	49,158
Monte Carlo	1,928	—	3,765	18,345	24,038
Circus Circus Las Vegas	(2,529)	—	229	15,650	13,350
MGM Grand Detroit	88,391	—	(484)	30,529	118,436
Beau Rivage	13,768	—	351	36,921	51,040
Gold Strike Tunica	21,336	—	(551)	10,805	31,590
Other resort operations	(2,827)	—	4	4,125	1,302

Wholly owned domestic resorts	443,442	—	13,938	438,092	895,472

MGM Macau (50%)	71,165	—	—	—	71,165
CityCenter (50%)	(215,560)	3,494	—	—	(212,066)
Other unconsolidated resorts	35,484	—	—	—	35,484
Management and other operations	(28,699)	567	—	11,215	(16,917)

	305,832	4,061	13,938	449,307	773,138

Stock compensation	(26,156)	—	—	—	(26,156)
Corporate	(1,545,817)	—	1,439,714	37,450	(68,653)

	$(1,266,141)	$4,061	$1,453,652	$486,757	$678,329

Liquidity and Capital Resources

Cash Flows

Our consolidated cash flows include the results of MGM China beginning on June 3, 2011. At September 30, 2011, we held cash and cash equivalents of $1.8 billion, of which $494 million related to MGM China.

Operating Activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by the timing of significant tax payments or refunds and distributions from unconsolidated affiliates. Cash provided by operating activities was $481 million for the nine months ended September 30, 2011, compared to cash provided by operating activities of $380 million in the prior year period. The current period included $118 million in cash provided by operating activities related to MGM China. In addition, increased cash flows at our resorts were offset by lower tax refunds received in the current year period compared to the prior year period. We received net tax refunds of approximately $171 million in the nine months ended September 30, 2011 and net tax refunds of approximately $331 million in the nine months ended September 30, 2010.

Investing Activities. In the nine months ended September 30, 2011, we made investments and advances of $108 million to CityCenter, of which $37 million related to a required equity contribution in connection with CityCenter’s first quarter 2011 financing transactions and $71 million related to payments made pursuant to our completion guarantee. In the nine months ended September 30, 2010, we made $408 million in payments to CityCenter pursuant to our completion guarantee.

We had capital expenditures of $176 million in 2011, including $14 million at MGM China, related mainly to capital expenditures at various resorts; including room remodels at Bellagio and MGM Grand, restaurant remodels, theater renovations, slot machines and a remodel of the high limit slots area at Bellagio. Most of the costs capitalized related to furniture and fixtures, materials, and external labor costs. Capital expenditures of $129 million in 2010 mainly related to the purchase of an aircraft and various capital projects at our resorts.

Our capital expenditures fluctuate from year to year depending on our decisions with respect to strategic capital investments in new or existing resorts and the timing of more regular capital investments to maintain the quality of our resorts; the amounts of which can vary depending on timing of larger remodel projects related to our public spaces and hotel rooms. Expected capital expenditures during the remainder of 2011 include slot machine purchases and the continued room remodel projects at Bellagio and MGM Grand. In accordance with our senior credit facility covenants, we and our restricted subsidiaries are limited to $500 million of annual capital expenditures (as defined in the agreement governing our senior credit facility) in 2011 and currently expect to spend approximately $275 million on capital expenditures in 2011.

During the nine months of 2011, we paid approximately $75 million to acquire an additional 1% interest in MGM China and acquired cash of $482 million. During the nine months of 2010, our New Jersey trust account received $110 million of net distributions from Borgata. All amounts in the trust account, including the proceeds from the sale of our Borgata interest and underlying land parcels, will be distributed to us upon consummation of the sale of our Borgata interest.

During the nine months of 2011, the trust holding our 50% ownership interest in Borgata received proceeds of $240 million from treasury securities with maturities greater than 90 days and reinvested $240 million in treasury securities with maturities greater than 90 days.

Financing Activities. In late September 2011, we borrowed $879 million under our senior credit facility to increase our capacity for issuing additional secured indebtedness; these borrowings were repaid immediately after quarter end. Excluding such borrowing, we repaid $20 million under the senior credit facility for the nine months ended September 30, 2011. MGM China repaid $91 million under its senior credit facility for the period from June 3, 2011 through September 30, 2011. In addition, we repaid the $325 million outstanding principal amount of our 8.375% senior subordinated notes due 2011 at maturity. During 2011, we issued $300 million of 4.25% convertible senior notes due 2015 for net proceeds of $311 million, which were used to pay down borrowings under our senior credit facility.

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

Other Factors Affecting Liquidity

Borgata settlement. As discussed in “Executive Overview,” we entered into a settlement agreement with the DGE under which we will sell our 50% ownership interest in Borgata and related leased land in Atlantic City. Prior to the consummation of the sale, the divestiture trust will retain any cash flows received in respect of the trust property, but will pay property taxes and other costs attributable to the trust property to the extent that minimum trust cash balances are maintained. Prior to the settlement agreement, we had received significant distributions from Borgata, and not receiving such distributions until the ultimate sale could negatively affect our liquidity in interim periods.

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

As of September 30, 2011, we had funded $624 million under the completion guarantee. We have recorded a receivable from CityCenter of $108 million related to these amounts, which represents amounts reimbursable to us from CityCenter from future residential proceeds. We had a remaining estimated net obligation under the completion guarantee of $14 million which includes estimated litigation costs related to the resolution of disputes with contractors as to the final construction costs and estimated amounts to be paid to contractors either through the joint venture’s extra-judicial settlement process or through the legal process related to the Perini litigation. Our accrual also reflects certain estimated offsets to the amounts claimed by the contractors. CityCenter has reached, or expects to reach, settlement agreements with most of the construction subcontractors. However, significant disputes remain with the general contractor and certain subcontractors. Amounts claimed by such parties exceed amounts included in our completion guarantee accrual by approximately $200 million, as such amounts exceed our best estimate of our liability. Moreover, we have not accrued for any contingent payments to CityCenter related to the Harmon Hotel & Spa component, which is unlikely to be completed using the building as it now stands. The Clark County Building Division (“Building Division”) requested that CityCenter conduct an analysis, based on all available information, as to whether the current structure of the Harmon building complies with applicable building codes. On July 11, 2011 a consulting engineer engaged by CityCenter for this review submitted the results of his analysis of the Harmon tower and podium in its current as-built condition. The engineer opined, among other things, that “[i]n a code-level earthquake, using either the permitted or current code specified loads, it is likely that critical structural members in the tower will fail and become incapable of supporting gravity loads, leading to a partial or complete collapse of the tower. There is missing or misplaced reinforcing steel in columns, beams, shear walls, and transfer walls throughout the structure of the tower below the twenty-first floor.” In response to this opinion, the Building Division required CityCenter, no later than August 15, 2011, “to provide a plan of action that will abate the potential for structural collapse and protect impacted uses and occupancies.” Under the relevant building code provision, “abate” means repair, rehabilitation, demolition or removal of the subject building.

On August 15, 2011, after expert consultation, CityCenter submitted its reply to the Building Division. CityCenter informed the Building Division that it has decided to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake by demolishing the building, and enclosed a plan of action for demolition by implosion prepared by LVI Environmental Services of Nevada, Inc. CityCenter also advised that prior to undertaking the demolition plan of action, it will seek relief from a standing order of the District Court judge presiding over the Perini litigation that prohibits alteration or destruction of the building without court approval. In addition, CityCenter supplied the foundational data for the engineering conclusions stated in the July 11, 2011 letter declaring the Harmon’s structural instability in the event of a code-level earthquake.

The Building Division advised CityCenter that the Building Division’s staff will review CityCenter’s August 15, 2011 submission and then issue its conclusions to CityCenter, but the Building Division did not specify a date for such guidance. By letter dated August 18, 2011, the Building Division requested further information from, and a meeting with, CityCenter’s retained engineering firm concerning the latter’s data, computations and conclusions regarding the Harmon’s as-built condition. Pursuant to this request by the Building Division, representatives from CityCenter’s retained engineering firm have met with the Building Division and directly responded to the Building Division’s inquiries.

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

Silver Legacy. Silver Legacy has approximately $143 million of outstanding senior notes due in March 2012. Silver Legacy is exploring various alternatives for refinancing its obligations under the notes. There can be no assurance, however, that it will be able to refinance the notes on acceptable terms, or at all. If Silver Legacy is unable to refinance its obligations with respect to the mortgage notes, the holders of the notes will be entitled to exercise the remedies provided in the indenture governing the notes, including foreclosing on the assets securing the mortgage notes.

Principal Debt Arrangements

Our long-term debt consists of publicly held senior, senior secured, senior subordinated, convertible senior notes and our senior credit facility. A detailed description is provided in our Annual Report on Form 10-K for the period ended December 31, 2010.

In addition, MGM Grand Paradise’s credit facility is equivalent to approximately $551 million in term loans at September 30, 2011 based on exchange rates at that date. Scheduled amortization on the term loan begins in July 2012 with a lump sum payment of $276 million upon final maturity in July 2015. The revolving loan may be redrawn, but is required to be repaid in full on the last date of the respective term loan, no later than July 2015. Interest on the term loan facility is based on HIBOR plus a margin ranging between 3% and 4.5%, based on MGM Grand Paradise’s adjusted leverage ratio, as defined in its credit facility agreement. Interest on the revolving facility can be denominated in either Hong Kong dollars or U.S. dollars and is based on the same margin range, plus HIBOR or LIBOR, as appropriate. As of September 30, 2011, the revolving facility is denominated entirely in Hong Kong dollars and interest is based on the margin range of 3%, plus HIBOR.

At September 30, 2011, MGM Grand Paradise was required to maintain a specified adjusted leverage ratio, as defined, at the end of each quarter while the loans are outstanding. The adjusted leverage ratio is required to be no greater than 4.00 to 1.00 for each quarter during 2011 and no greater than 3.50 to 1.00 thereafter. In addition, MGM Grand Paradise is required to maintain a debt service coverage ratio, as defined of no less than 1.50 to 1.00 at each quarter end. At September 30, 2011, MGM Grand Paradise was in compliance with its adjusted leverage ratio and debt service coverage ratios.

Commitments and Contractual Obligations

A detailed description of our commitments and contractual obligations is provided in our Annual Report on Form 10-K for the period ended December 31, 2010. There have been no significant updates other than scheduled payments and the effect of the MGM China transaction.

As discussed above under “Principal debt arrangements,” MGM Grand Paradise has approximately $551 million outstanding under its credit facility at September 30, 2011, which matures on a quarterly basis beginning in July 2012 and the revolving loan is required to be repaid in full on the last date of the respective term loan, but no later than July 2015. Estimated interest payable in future periods related to the MGM Grand Paradise credit facility is approximately $90 million.

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

As of September 30, 2011, variable rate borrowings represented approximately 27% of our total borrowings. Assuming a 100 basis-point increase in LIBOR over the 2% floor specified in our senior credit facility, our annual interest cost would change by approximately $32 million based on gross amounts outstanding at September 30, 2011. Assuming a 100 basis-point increase in HIBOR for the MGM Grand Paradise credit facility, our annual interest cost would change by approximately $6 million based on amounts outstanding at September 30, 2011. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in,							Fair Value September 30,
	2011	2012	2013	2014	2015	Thereafter	Total	2011
	(In millions)
Fixed rate	$130	$535	$1,362	$1,159	$2,325	$4,394	$9,904	$9,549
Average interest rate	6.4%	6.8%	10.3%	8.4%	5.1%	9.2%	8.1%
Variable rate	$—	$28	$83	$3,273	$331	$—	$3,715	$3,498
Average interest rate	N/A	3.2%	3.2%	6.9%	3.2%	N/A	6.4%

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, regional, national or global political, economic, business, competitive, market, and regulatory conditions and the following:

•	our substantial indebtedness and significant financial commitments and our ability to satisfy our obligations;

•	current and future economic and credit market conditions and our ability to service or refinance our indebtedness and to make planned expenditures;

•	restrictions and limitations in the agreements governing our senior credit facility and other senior indebtedness;

•	significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete;

•	the fact that we are subject to extensive regulation and the related cost of compliance or failure to comply with such regulations;

•	economic and market conditions in the markets in which we operate and in the locations in which our customers reside;

•	MGM Grand Paradise’s gaming subconcession could be terminated by the Macau government under certain circumstances;

•	extreme weather conditions or climate change may cause property damage or interrupt business;

•	the concentration of our major gaming resorts on the Las Vegas Strip;

•	investing through partnerships or joint ventures including CityCenter decreases our ability to manage risk;

•	our business is particularly sensitive to energy prices and a rise in energy prices;

•	leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks or acts of war or hostility;

•	we extend credit to a significant portion of our customers and we may not be able to collect gaming receivables from our credit players;

•	conflicts of interest could arise because certain of our directors and officers are also directors of MGM China;

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(e) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Except as noted below, during the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended September 30, 2011, we began transitioning certain information technology processes and controls to a third-party service provider. The outsourced processes and controls primarily include the monitoring of database and system performance, servers, networks, and storage. In addition, the third party is providing help desk support, system access and security and disaster recovery services. The transition of such processes and controls was substantially completed subsequent to quarter end.

In making our assessment of changes in internal control over financial reporting as of September 30, 2011, we have excluded the MGM China operations because these operations were acquired in a business combination on June 3, 2011. These operations represent approximately 32% of our total assets at September 30, 2011 and approximately 28% of our total net revenues for the quarter ended September 30, 2011. We intend to disclose any material changes in internal control over financial reporting with respect to the MGM China operations in the first annual assessment of internal control over financial reporting in which we are required to include MGM China.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant developments in any of the cases disclosed in our Form 10-K in the nine months ended September 30, 2011, except as follows:

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

The CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the lawsuit. The Company believes that a loss with respect to Perini’s punitive damages claim is neither probable nor reasonably possible. Please refer to Note 9 in the accompanying consolidated financial statements for further discussion on the Company’s completion guarantee obligation which may be impacted by the outcome of the above litigation and the joint venture’s extra-judicial settlement process.

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

Call center litigation. Lori Zaragoza v. MGM MIRAGE, Inc. and MGM Resorts International, Case No. BC 461912, Los Angeles County Superior Court, filed May 18, 2011. This putative class action complaint alleges that during the one year prior to the filing defendant’s call center reservation agents monitored and recorded consumer telephone calls for hotel room and other hospitality-related bookings, without prior notice to plaintiff and other California consumers in violation of various provisions of the California Penal Code. The plaintiff seeks certification of a class action, compensatory damages including consequential or statutory damages pursuant to California Penal Code §637.2, whichever is greater, injunctive relief, prejudgment interest and costs of suit. The case is in its early stages. The Company contests that the complaint has merit and will vigorously defend itself against the claims in this lawsuit. Based on fact investigation conducted to date in this case, defendant does not expect to incur a material loss with respect to this case.

Email Link Corp. v. Treasure Island, LLC; Wynn Resorts, Limited; Las Vegas Sands Corporation; Cosmopolitan Hotels & Resorts Inc.; MGM Resorts International; Caesars Entertainment Corporation; Hard Rock Hotel Holdings, LLC; and Hilton Worldwide, Inc. United States District Court – District of Nevada, Case No. 2:11-cv-1433. Filed September 7, 2011. Email Link, assignee of U.S. Patent No. 7,840,176 (Patent ‘176), alleges that all defendants are infringing one or more claims of Patent ‘176 by transmitting email communications to customers, directly or through third parties, that contain links to data comprising website pages owned and operated by the defendants, and providing portions of defendants’ website pages that contain links to other data. Plaintiff further alleges that defendants are indirectly infringing the subject patent by inducing their customers to use defendants’ provided links to respond to defendants’ emails, which plaintiff contends constitutes customer infringement of this patent. The complaint seeks unspecified patent damages, which may consist of royalties based on a percentage of defendants’ revenues earned by use of the asserted patent infringement for the period of the patent, treble damages for the period of asserted willful infringement, pre- and post-judgment interest and reasonable attorneys’ fees and costs. The Company challenges the validity of the allegations in this complaint and will vigorously defend itself against plaintiff’s claims.

Item 1A.	Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to those factors for the nine months ended September 30, 2011, except as discussed below. The following updates primarily relate to our acquisition of a controlling financial interest in MGM China.

•

Our substantial indebtedness and significant financial commitments could adversely affect our operations and financial results and impact our ability to satisfy our obligations. As of September 30, 2011, we had approximately $13.6 billion of indebtedness, including $3.2 billion of borrowings outstanding under our senior credit facility. In September 2011, we borrowed an additional $879 million under our senior credit facility to increase our capacity for issuing additional secured indebtedness; these borrowings were repaid immediately after quarter end. Giving effect to the subsequent repayment, we would have had approximately $1.2 billion of available borrowing capacity under our senior credit facility at September 30, 2011. We have no other existing sources of borrowing availability, except to the extent we pay down further amounts outstanding under the senior credit facility. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. In addition, as of September 30, 2011, MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the company that owns and operates MGM Macau, had approximately $551 million of debt outstanding under its term loan credit facility. We do not guarantee MGM Grand Paradise’s obligations under its credit agreement and, to the extent MGM Macau were to cease to produce cash flow sufficient to service its indebtedness, our ability to make additional investments into that entity is limited by the negative covenants in our existing debt instruments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our liquidity and financial position. In addition, our substantial indebtedness and significant financial commitments could have important negative consequences, including:

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

Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. We did not repurchase shares of our common stock during the quarter ended September 30, 2011. The maximum number of shares available for repurchase under our May 2008 repurchase program was 20 million as of September 30, 2011.

Item 6.	Exhibits

10.1	Subconcession Contract for the Exploitation of Games Fortune and Chance or Other Games in Casino in the Special Administrative Region of Macau, dated April 19, 2005, between Sociedade de Jogos de Macau, S.A., as concessionaire, and MGM Grand Paradise S.A., as subconcessionaire.

10.2	Amendment No. 1, dated July 22, 2011 to Stipulation of Settlement in the Matter of the Reopened 2005 Casino License Hearing of Marina District Development Company, LLC (“MDDC”) dated March 11, 2010, by and among the Company, the State of New Jersey—Department of Law and Public Safety—Division of Gaming Enforcement, Boyd Gaming Corporation and MDDC.

10.3	Form of Freestanding Stock Appreciation Right Agreement of the Company (non-employee director).

10.4	Form of Freestanding Stock Appreciation Right Agreement of the Company (employee).

10.5	Form of Restricted Stock Units Agreement of the Company (time vesting).

10.6	Form of Restricted Stock Units Agreement of the Company (performance vesting).

10.7	Form of Restricted Stock Units Agreement of the Company (non-employee director).

10.8	Employment Agreement, effective as of September 14, 2010, between the Company and William Hornbuckle.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101*	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010 (audited); (ii) Unaudited Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) Unaudited Statements of Cash Flows for the three and nine months ended September 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements.

*	This exhibit is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International

Date: November 4, 2011	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 4, 2011		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)