Form 10-K
period 2011-12-31
MGM Resorts International
filed 2012-02-29
CIK 789570

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-10362

MGM RESORTS INTERNATIONAL
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	88-0215232 (I.R.S. Employer Identification Number)
3600 Las Vegas Boulevard South—Las Vegas, Nevada (Address of principal executive office)	89109 (Zip Code)

(702) 693-7120
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒    No ☐

         Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes ☐    No ☒

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of June 30, 2011 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2011) was $3.8 billion. As of February 20, 2012, 488,852,817 shares of Registrant's Common Stock, $0.01 par value, were outstanding.

         Portions of the Registrant's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

 PART I

ITEM 1.    BUSINESS

        MGM Resorts International is referred to as the "Company" or the "Registrant," and together with its subsidiaries may also be referred to as "we," "us" or "our." MGM China Holdings Limited, together with its subsidiaries is referred to as "MGM China."

Overview

  Vision, Mission and Strategies

        MGM Resorts International is one of the world's leading global hospitality companies, operating a world-renowned portfolio of destination resort brands. We believe the resorts we own, manage and invest in are among the world's finest casino resorts. MGM Resorts International is a Delaware corporation that acts largely as a holding company; our operations are conducted through our wholly owned subsidiaries.

        Our vision is to be the recognized global leader in entertainment and hospitality. To achieve that vision, we:

  •
  Embrace innovation and diversity to inspire excellence;
  •
  Reward our employees, invest in our communities and enrich our stakeholders; and
  •
  Engage, entertain and exceed the expectations of our guests worldwide.

        Our mission is to be the leader in entertainment and hospitality through a diverse collection of extraordinary people, distinctive brands and best-in-class destinations. We believe the key elements of our strategic plan will allow us to achieve our mission:

  •
  Owning, developing, operating and strategically investing in a strong portfolio of resorts;
  •
  Operating our resorts in a manner that emphasizes the delivery of excellent customer service while maximizing revenue and profit;
  •
  Increasing brand awareness and customer loyalty through M life; and
  •
  Leveraging our strong brands and taking advantage of significant management experience and expertise.

  Reportable Segments

        We have two reportable segments that are based on the regions in which we operate: wholly owned domestic resorts and MGM China. We currently operate 15 wholly owned resorts in the United States. MGM China's operations consist of the MGM Macau resort and casino. We have additional business activities including our investments in unconsolidated affiliates, our MGM Hospitality operations, and certain other corporate and management operations. CityCenter is our most significant unconsolidated affiliate, which we also manage for a fee. See "Resort Portfolio and Resort Operations" below as well as the segment footnote in the accompanying financial statements for additional information related to our segments.

Resort Portfolio and Resort Operations

  General

        Our casino resorts offer gaming, hotel, convention, dining, entertainment, retail and other resort amenities. Most of our revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our resorts to generate operating cash flow to repay debt financing, fund capital expenditures and provide excess cash flow for future development. We have historically made significant investments in our resorts through the addition of new restaurants, entertainment, nightlife offerings as well as other new features and amenities. In addition, we have made regular capital investments to maintain the quality of our hotel rooms and public spaces.

        We believe we operate the highest quality resorts in each of the markets in which we operate. As discussed above, ensuring our resorts are the premier resorts in their respective markets requires capital investments to maintain the best possible experiences for our guests. The quality of our resorts and amenities can be measured by our success in winning numerous awards, both domestic and globally, such as several Four and Five Diamond designations from the American Automobile Association, Four and Five Star designations from Mobil Travel and Forbes Travel Guide Four Star awards.

        Our results of operations do not tend to be seasonal in nature, though a variety of factors may affect the results of any interim period, including the timing of major conventions, the amount and timing of marketing and special events for our high-end gaming customers, and the level of play during major holidays, including New Year and Chinese New Year. Our results do not depend on key individual customers, although our success in marketing to customer groups such as convention customers and the financial health of customer segments, such as business travelers or high-end gaming customers from a country or region can affect our results. Certain of our resorts earn significant revenues from high-end gaming business, which can lead to variability in our results.

        All of our casino resorts operate 24 hours a day, every day of the year, with the exception of Grand Victoria which operates 22 hours a day, every day of the year. At our wholly owned domestic resorts, our primary casino and hotel operations are owned and managed by us. Other resort amenities may be owned and operated by us, owned by us but managed by third parties for a fee, or leased to third parties. We generally have an operating philosophy that favors ownership and management of amenities, since guests have direct contact with staff in these areas and we prefer to control all aspects of the guest experience; however, we do lease space to retail and food and beverage operators, particularly for branding opportunities and when capital investment by us is not desirable or feasible. We also operate many managed outlets, utilizing third-party management for specific expertise in operations of restaurants and nightclubs.

        We selectively acquire, invest in and develop resorts in markets with a stable regulatory history and environment. As seen in the table below, this means that a large portion of our resorts are located in Nevada. We target markets with growth potential and we believe there is growth potential in investing in and managing both gaming and non-gaming resorts. Our growth strategies are discussed in greater detail below under "Leveraging Our Brand and Management Assets."

  Our Operating Resorts

        We have provided certain information below about our resorts as of December 31, 2011. Except as otherwise indicated, we wholly own and operate the resorts shown below.

Name and Location	Number of Guestrooms and Suites	Approximate Casino Square Footage	Slots (1)	Gaming Tables (2)
Las Vegas Strip, Nevada
CityCenter - 50% owned (3)	5,826	150,000	2,005	132
Bellagio	3,933	160,000	2,135	143
MGM Grand Las Vegas (4)	6,020	158,000	1,964	169
Mandalay Bay	4,752	160,000	1,766	93
The Mirage	3,044	118,000	1,746	94
Luxor	4,400	100,000	1,363	62
Excalibur	3,981	91,000	1,575	61
New York-New York	2,024	84,000	1,451	69
Monte Carlo	2,992	102,000	1,412	58
Circus Circus Las Vegas	3,767	119,000	1,480	44

Subtotal	40,739	1,242,000	16,897	925

Other Nevada
Circus Circus Reno (Reno)	1,572	70,000	915	35
Silver Legacy - 50% owned (Reno) (5)	1,709	89,000	1,401	63
Gold Strike (Jean)	300	37,000	448	7
Railroad Pass (Henderson)	120	13,000	324	6
Other Operations
MGM Macau - 51% owned (Macau S.A.R.) (6)	582	317,000	1,184	427
MGM Grand Detroit (Detroit, Michigan) (7)	400	100,000	4,026	95
Beau Rivage (Biloxi, Mississippi)	1,740	77,000	2,048	85
Gold Strike (Tunica, Mississippi)	1,133	50,000	1,303	55
Grand Victoria - 50% owned (Elgin, Illinois)	-	33,000	1,127	26

Grand Total	48,295	2,028,000	29,673	1,724

(1)
Includes slot machines, video poker machines and other electronic gaming devices.
(2)
Includes blackjack ("21"), baccarat, craps, roulette and other table games; does not include poker.
(3)
Includes Aria with 4,004 rooms and Mandarin Oriental Las Vegas with 392 rooms. Vdara includes 1,495 units, of which 156 have been sold as condominium-hotel units. 1,430 units in Vdara are currently available for rent, including 1,339 company-owned units and 91 units owned by third parties.
(4)
Includes 1,006 rooms available for rent at The Signature at MGM Grand.
(5)
The other 50% of Silver Legacy is owned by Eldorado LLC. The other 50% of Grand Victoria is owned by an affiliate of Hyatt Gaming, who also operates that resort.
(6)
MGM Macau is an indirect wholly owned subsidiary of MGM China. On June 3, 2011, we acquired an additional 1% interest and obtained a controlling interest in MGM China and began consolidating the results of MGM China at that time.
(7)
Our local partners have an ownership interest of approximately 3% of MGM Grand Detroit.

        More detailed information about each of our operating resorts can be found in Exhibit 99.1 to this Annual Report on Form 10-K, which Exhibit is incorporated herein by reference.

        Wholly owned domestic operations. Over half of the net revenue from our wholly owned domestic resorts is derived from non-gaming operations, including hotel, food and beverage, entertainment and other non-gaming amenities. Our significant convention and meeting facilities allow us to maximize hotel occupancy and customer volumes during off-peak times such as mid-week or during traditionally slower leisure travel periods, which also leads to better labor utilization. Our operating results are highly dependent on the volume of customers at our resorts, which in turn affects the price we can charge for our hotel rooms and other amenities. We market to different customer segments to manage our hotel occupancy, such as targeting large conventions to increase mid-week occupancy.

        Our casino operations feature a variety of slots, table games, and race & sports book wagering. In addition, we offer our premium players access to high-limit rooms and lounge experiences where players may enjoy an upscale atmosphere. A significant portion of our operating income is generated from the high-end gaming segment, which can cause variability in our results.

        MGM China. On June 3, 2011, we and Ms. Ho, Pansy Catilina Chiu King ("Ms. Pansy Ho") completed a reorganization of the capital structure of MGM China pursuant to which we acquired an additional 1% interest in MGM China and thereby became the owner of 51% of MGM China. Through the acquisition of the additional 1% interest of MGM China, we obtained a controlling interest and were required to consolidate MGM China as of June 3, 2011. Prior to the transaction, we held a 50% interest in MGM Grand Paradise, S.A. ("MGM Grand Paradise"), which was accounted for under the equity method. We believe our ownership interest in MGM China plays an important role in extending our reach internationally and will foster future growth and profitability. Asia is the fastest-growing gaming market in the world and Macau is the world's largest gaming destination in terms of revenue and has continued to grow over the past few years despite the global economic downturn.

        Our MGM China operations relate to MGM Macau resort and casino. Revenues at MGM Macau are generated primarily from gaming operations made up of two distinct market segments: main floor and high-end ("VIP"). MGM Macau main floor operations consist of both table games and slot machines on the main gaming floors for the public, which usually consists of walk-in and day trip visitors. VIP players play mostly in dedicated VIP rooms or designated gaming areas. VIP customers can be further divided into customers sourced by in-house VIP programs and those sourced through gaming promoters. A significant portion of our VIP volume is generated through gaming promoters, also known as junket operators, which introduce high-end gaming players to MGM Macau, assist these customers with travel arrangements, and extend gaming credit to these players.

        Gaming operations at MGM Macau are conducted under a gaming subconcession held by MGM Grand Paradise. The Macau government has granted three gaming concessions and each of these concessionaires has granted a subconcession. The MGM Grand Paradise gaming subconcession was granted by Sociedade de Jogos de Macau, S.A., ("SJM") and expires in 2020. The Macau government currently prohibits additional concessions and subconcessions, but does not place a limit on the number of casinos or gaming areas operated by the concessionaires and subconcessionaires, though additional casinos require government approval prior to commencing operations.

  Customers and Competition

        Our casino resorts operate in highly competitive environments. We compete against gaming companies, as well as other hospitality companies in the markets we operate in, neighboring markets, and in other parts of the world, including non-gaming resort destinations such as Hawaii and Florida. Our gaming operations compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, and other forms of legalized gaming in the United States.

        Our primary methods of successful competition include:

  •
  Locating our resorts in desirable leisure and business travel markets and operating at superior sites within those markets;
  •
  Constructing and maintaining high-quality resorts and facilities, including luxurious guestrooms, state-of-the-art convention facilities and premier dining, entertainment, retail and other amenities;
  •
  Recruiting, training and retaining well-qualified and motivated employees who provide superior and friendly customer service;
  •
  Providing unique, "must-see" entertainment attractions; and
  •
  Developing distinctive and memorable marketing, promotional and customer loyalty programs.

        Wholly owned domestic resorts. Our Las Vegas casino resorts compete for customers with a large number of other hotel casinos in the Las Vegas area, including major hotel casinos on or near the Las Vegas Strip, major hotel casinos in the downtown area, which is about five miles from the center of the Strip, and several major hotel casinos elsewhere in the Las Vegas area. Our Las Vegas Strip resorts also compete, in part, with each other. According to the Las Vegas Convention and Visitors Authority, there were approximately 150,000 guestrooms in Las Vegas at December 31, 2011 and 149,000 at December 31, 2010. At December 31, 2011, we operated approximately 27% of the guestrooms in Las Vegas. Las Vegas visitor volume was 38.9 million in 2011, a 4% increase from the 37.3 million reported for 2010.

        The Las Vegas market includes leisure travel customers; premium gaming customers; convention customers, including small meetings, trade associations, and corporate incentive programs; and tour and travel customers. Our luxury wholly owned resorts, including Bellagio, MGM Grand Las Vegas, Mandalay Bay and The Mirage, appeal to the upper end of each market segment, balancing their business by using the convention and tour and travel segments to fill the mid-week and off-peak periods. Our marketing strategy for New York-New York, Luxor and Monte Carlo is aimed at attracting middle- to upper-middle-income customers, largely from the leisure travel and the tour and travel segments. Excalibur and Circus Circus Las Vegas generally cater to the value-oriented and middle-income leisure travel and tour and travel segments.

        Outside Las Vegas, our other Nevada operations compete with each other and with many other similarly sized and larger operations. Our Nevada resorts located outside of Las Vegas appeal primarily to the value-oriented leisure traveler and the value-oriented local customer. A significant number of our customers at these resorts come from California. We believe the expansion of Native American gaming in California has had a negative impact on all of our Nevada resorts not located on the Las Vegas Strip, and additional expansion in California could have a further adverse effect on these resorts.

        Outside Nevada, our resorts primarily compete for customers in local and regional gaming markets, where location is a critical factor to success. In addition, we compete with gaming operations in surrounding jurisdictions and other leisure destinations in each region. For example, in Detroit, Michigan we also compete with a casino in nearby Windsor, Canada and with Native American casinos in Michigan. In Biloxi, Mississippi we also compete with regional riverboat and land-based casinos in Louisiana, Native American casinos in central Mississippi and with casinos in Florida and the Bahamas.

        MGM China. Our key competitors in Macau include five other gaming concessionaires and subconcessionaires. MGM China was the last of its key competitors to open a property and continues to build customer loyalty. MGM Macau has steadily improved its operating results as gaming volumes have increased. If the Macau government were to grant additional concessions or subconcessions, we will face additional competition which could have a material adverse effect on our financial condition, results of operations or cash flows. We also encounter competition from other major gaming centers located in other areas of Asia and around the world, including Singapore, Malaysia, Australia, Las Vegas, cruise ships in Asia that offer gaming and from unlicensed gaming operations in the region.

        The two primary customer segments in the Macau gaming market are VIP and mass market. VIP gaming play is sourced both internally and externally. Externally sourced VIP gaming play is obtained through external gaming promoters who offer VIP players various services, such as extension of credit as well as complimentary hotel, food and beverage services. External gaming promoters operate VIP gaming rooms within the property. We typically pay commissions to external gaming promoters based on gaming wins or losses. Internally sourced VIP clientele are those acquired through our direct marketing efforts; we extend credit and provide complimentaries to these customers without the use of an intermediary.

        Historically, gaming operators in Macau have mainly focused on VIP players, but we have increased our focus on the mass market segment. The mass market segment consists of both table games and slot machines played on the main gaming floors, consisting mainly of walk-in and day-trip visitors. The mass market segment is the highest margin sector of the overall gaming market and exceeds the VIP segment due to the latter's commission costs to gaming promoters. Gaming revenues from the main gaming floors have grown significantly in recent years and we expect a larger portion of MGM Macau's gaming revenues to come from the mass market segment in future periods.

        Corporate and other. Aria, which we manage and of which we own 50% through the CityCenter joint venture ("CityCenter"), appeals to the upper end of each segment in the Las Vegas market and competes with our wholly owned luxury casino resorts and other luxury resorts on the Las Vegas Strip. Our other unconsolidated affiliates mainly compete for customers against casino resorts in their respective markets. Much like our wholly owned resorts, our unconsolidated affiliates compete through the quality of amenities, the value of the experience offered to guests, and the location of their resorts.

  Marketing

        Our marketing efforts are conducted through various means, including our loyalty programs as discussed further below. We advertise on the radio, television, internet and billboards and in newspapers and magazines in selected cities throughout the United States and overseas, as well as by direct mail and through the use of social media. We also advertise through our regional marketing offices located in major U.S. and foreign cities. A key element of marketing to premium gaming customers is personal contact by our marketing personnel. Direct marketing is also important in the convention segment. We maintain websites to inform customers about our resorts and allow our customers to reserve hotel rooms, make restaurant reservations and purchase show tickets. We actively utilize several social media sites to promote our brands, unique events, and special deals.

        Wholly owned domestic resorts. We introduced a new loyalty program, M life in late 2010. M life is a broad-based program recognizing and rewarding customer spending across most channels focusing on wallet share capture, increased loyalty, unique and exclusive offerings and instant gratification. M life provides access to rewards, privileges, and members-only events. M life is a tiered system and allows customers to qualify for benefits across our participating resorts and in both gaming and non-gaming areas, encouraging customers to keep their total spend within our casino resorts. Customers earn free play and "express comps" for their gaming play which can be redeemed at restaurants, box offices, the M life loyalty club, or kiosks at participating properties. Members can also redeem their express comps for M life "Moments," which allow members to take advantage of unique and once-in-a-lifetime experiences such as picking the Bellagio Fountain songs for a day, being a trainer for a day with the dolphins at The Mirage and meet-and-greets with performers and celebrity chefs across our resort portfolio. Members can utilize the M life website, www.mlife.com to see offers, reward levels and point and express comp balances.

        M life utilizes advanced analytic techniques and information technology which identify customer preferences and helps predict future customer behavior, allowing us to make more relevant offers to customers, influence incremental visits, and help build lasting customer relationships.

        In addition to the loyalty program, we have re-branded our company magazine as M life and developed an in-room M life television channel to highlight customers' experiences and showcase "Moments" customers can earn through the accumulation of express comps.

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

        MGM China. MGM Macau's loyalty program is the Golden Lion Club, a tiered program which meets the needs of a range of customers from lower spending leisure and entertainment customers through the highest level VIP cash players. The structured rewards system based on member value and tiers ensures that customers can progressively access the full range of services that the resort provides. The program is aspirational by design and transparent in its rewards, encouraging customers to increase both visitation and spend. In addition to the rewards offered to Golden Lion Club members, MGM Macau has developed dedicated gaming and non-gaming areas to reflect different levels of rated play. Information from the Golden Lion Club is used to analyze customer usage by segment and individual player profile.

        In addition to the Golden Lion Club program, the resort has also created and continues to expand several luxurious private gaming salons that provide a distinctive, high-end environment for the VIP players brought to the resort through gaming promoters and the in-house VIP marketing team. The resort has created a variety of incentive programs to reward gaming promoters for increased business and efficiency.

  Employees and Management

        We believe that knowledgeable, friendly and dedicated employees are a key success factor. Therefore, we invest heavily in recruiting, training, motivating and retaining exceptional employees, as well as seeking to hire and promote the strongest management team possible. We have numerous programs, both at the corporate and business unit level, designed to achieve these objectives. We believe our internal development programs, such as the MGM Resorts University and various leadership and management training programs, are best in class among our industry peers.

  Technology

        We utilize various types of technology to maximize revenue and efficiency in our operations. We continue to move forward on standardizing the technology platforms for our hotel systems, along with several other key operational systems. The standardization of these systems provides us with one consistent operating platform, allowing us efficiencies in training, reducing complexity in system integration and interfaces, standardizing processes across our casino resorts, and providing our customers with better information. These systems capture charges made by our customers during their stay, including allowing customers of our resorts to charge meals and services at our other resorts to their hotel accounts. In addition, we utilize yield management programs at many of our resorts that help us maximize occupancy and room rates.

        In 2012, we are rolling out an internet booking engine that brings together our domestic portfolio of destinations. The new booking engine allows guests the ability to create an all-inclusive experience, from accommodations to dining to shows. In addition, guests will be able to share their vacation plans with others via social media. Available through all of our domestic resorts' individual websites, the new booking engine gives guests the power to customize a complete itinerary from our full portfolio of experiences, all in one place. This experience is a significant improvement over traditional hotel booking engines which require guests to visit multiple sites for dining, hotel and entertainment reservations. The booking engine is also beneficial to M life members, through full integration with www.mlife.com. With future plans to enable members to redeem express comps, members will enjoy powerful benefits, including easier access to their customized offers.

  Corporate Social Responsibility

        Our corporate social responsibility efforts are overseen by the Corporate Social Responsibility Committee of our Board of Directors.

        Environmental Sustainability. We have continued to gain recognition for our comprehensive environmental responsibility initiatives, and in 2011 we released our first Environmental Responsibility Report documenting our philosophy, commitment, and accomplishments. Our resorts in Nevada and Michigan were the first to earn certification from Green Key, the largest international program evaluating sustainable hotel operations. We received certifications at 12 resorts, including "Five Green Key" (the highest possible) ratings at Aria, Vdara and Mandalay Bay. Many major travel service providers recognize the Green Key designation and identify our resorts for their continued commitment to sustainable hotel operations.

        In addition, we believe that incorporating the tenets of sustainability in our business decisions provides a platform for innovation and operational efficiency. CityCenter is one of the world's largest private green developments. Aria, Vdara, Crystals, Mandarin Oriental, Veer, and the Aria Convention Center all have received LEED® Gold certification by the U.S. Green Building Council. With this accomplishment, CityCenter created a new standard for combining luxury and environmental responsibility within the large-scale hospitality industry.

        We incorporate the same commitment to the environment at MGM Macau. Our efforts to improve energy efficiency, indoor air quality, and environmental stewardship have resulted in MGM Macau receiving the Macau Environmental Protection Bureau – Macau Green Hotel Award.

        Diversity. Our award-winning diversity program is designed to identify and develop programs and practices that give sustainable life and momentum to diversity within our company and our suppliers. The diversity initiative at our wholly owned domestic resorts focuses on the unique strengths of our individuals, combined with a culture of collaborative teamwork to achieve greater performance. Our diversity program has been widely recognized and has been awarded numerous accolades.

        Philanthropy and community. Our community and social investments are prioritized to strengthen the communities where our employees live, work and care for their families. Key investment areas include basic human needs, diversity, education, and health and wellness. Our community outreach and philanthropic efforts are accomplished through the employee-funded MGM Resorts Foundation, our corporate Charitable Giving Program, and our Employee Volunteer Program.

  Internal Controls

        We have a strong culture of compliance, driven by our history in the highly regulated gaming industry and our belief that compliance is a value-added activity. Our system of internal controls and procedures – including internal control over financial reporting – is designed to promote reliable and accurate financial records, transparent disclosures, compliance with laws and regulations, and protection of our assets. Our internal controls start at the source of business transactions, and we have rigorous enforcement at both the business unit and corporate level.

        We have a corporate internal audit function that performs regular reviews regarding gaming compliance, internal controls over financial reporting, and operations. In addition, we maintain an independent compliance committee that administers our company-wide compliance plan. The compliance plan is in place to promote compliance with gaming and other laws applicable to our operations in all jurisdictions, including performing background investigations on our current and potential employees, directors and vendors as well as thorough review of proposed transactions and associations. Although the corporate internal audit function and the company-wide compliance plan are not applicable to MGM China, which is a publically traded subsidiary, MGM China has its own internal audit group with similar responsibilities and has established a compliance program at MGM Macau which is modeled after our program.

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

        Marker play represents a significant portion of the table games volume at our high-end resorts. Our other facilities do not emphasize marker play to the same extent, although we offer markers to customers at certain of those casinos as well. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to timely pay their marker balances. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, direct personal contact and the use of outside collection agencies and civil litigation.

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

        Furthermore, we expect that MGM Macau will be able to enforce its gaming debts only in a limited number of jurisdictions, including Macau. To the extent MGM Macau gaming customers and gaming promoters are from other jurisdictions, MGM Macau may not have access to a forum in which it will be able to collect all of its gaming receivables because, among other reasons, courts of many jurisdictions do not enforce gaming debts and MGM Macau may encounter forums that will refuse to enforce such debts. Moreover, under applicable law, MGM Macau remains obligated to pay taxes on uncollectible winnings from customers.

Leveraging Our Brand and Management Assets

        In allocating resources, our financial strategy is focused on managing a proper mix of investing in existing resorts, spending on new resorts or initiatives and repaying long-term debt. We believe there are reasonable investments for us to make in new initiatives and at our current resorts that will provide profitable returns, although these decisions have been significantly affected by economic conditions over the past several years which has limited our access to capital.

        We regularly evaluate possible expansion and acquisition opportunities in both the domestic and international markets, but cannot at this time determine the likelihood of proceeding with specific development opportunities. Opportunities we evaluate may include the ownership, management and operation of gaming and other entertainment facilities in Nevada or in states other than Nevada or outside of the United States. We leverage our management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. We feel that several of our brands, particularly the "MGM Grand," "Bellagio," and "Skylofts" brands, are well suited to new projects in both gaming and non-gaming developments. We may undertake these opportunities either alone or in cooperation with one or more third parties.

  MGM Hospitality

        We formed MGM Hospitality, LLC ("MGM Hospitality") to focus on strategic resort development and management opportunities, with an emphasis on international opportunities which we believe offer the greatest opportunity for future growth. We have hired senior personnel with established backgrounds in the development and management of international hospitality operations to maximize the profit potential of MGM Hospitality's operations. MGM Hospitality has signed multiple technical and management services agreements for resorts in the Middle East, North Africa, India and China. We have minimal capital investments in the projects discussed below.

        Diaoyutai joint venture. We have formed a joint venture with the Diaoyutai State Guesthouse in Beijing, People's Republic of China, to develop luxury non-gaming hotels and resorts in China. Our first resort, for which we provided development services and now manage, is the 675-room MGM Grand Sanya on Hainan Island, People's Republic of China, which opened in January 2012.

        Vietnam. In November 2008, we and Asian Coast Development Ltd. announced plans to develop MGM Grand Ho Tram, which is expected to open in 2013. MGM Grand Ho Tram will anchor a multi-property complex on the Ho Tram Strip in the Ba Ria Vung Tau Province in southwest Vietnam. MGM Grand Ho Tram will be owned and financed by Asian Coast Development Ltd. and we will provide technical assistance and operate the luxury-integrated resort upon completion.

  Other

        Bwin.party. In October 2011, we announced a strategic partnership with bwin.party digital entertainment plc, the world's largest publicly traded online poker operator with operations under the "PartyPoker" brand. Although interstate online gambling is currently prohibited in the United States, this partnership gives us the ability to offer a secure and regulated online gaming platform to U.S. customers subject to the limitations of applicable federal and state laws and regulations.

        Mashantucket Pequot Tribal Nation. We have an agreement with the Mashantucket Pequot Tribal Nation ("MPTN"), which owns and operates Foxwoods Casino Resort in Mashantucket, Connecticut for the casino resort owned and operated by MPTN located adjacent to the Foxwoods Casino Resort to carry the "MGM Grand" brand name. We earn a fee for MPTN to use the "MGM Grand" name.

Intellectual Property

        Our principal intellectual property consists of trademarks for, among others, Bellagio, The Mirage, Mandalay Bay, MGM Grand, Luxor, Excalibur, New York-New York, Circus Circus and Beau Rivage, all of which have been registered or allowed in various classes in the U.S. We are currently undergoing the application process for the MGM Resorts International trademark. In addition, we have also registered or applied to register numerous other trademarks in connection with our properties, facilities and development projects in the U.S. We have also registered and/or applied to register many of our trademarks in various other foreign jurisdictions. These trademarks are brand names under which we market our properties and services. We consider these brand names to be important to our business since they have the effect of developing brand identification. We believe that the name recognition, reputation and image that we have developed attract customers to our facilities. Once granted, our trademark registrations are of perpetual duration so long as they are used and periodically renewed. It is our intent to pursue and maintain our trademark registrations consistent with our goals for brand development and identification, and enforcement of our trademark rights.

Employees and Labor Relations

        As of December 31, 2011, we had approximately 45,000 full-time and 16,000 part-time employees domestically, of which 5,800 and 2,600, respectively, related to CityCenter. In addition, we had 5,700 full-time employees and 100 part-time employees at MGM Macau. At that date, we had collective bargaining contracts with unions covering approximately 30,000 of our employees. The collective bargaining agreements covering most of our Las Vegas union employees expire in 2013, but are subject to renegotiation in 2012 under certain economic reopening clauses. In November 2011, we and approximately 2,300 employees at MGM Grand Detroit approved a new union contract which expires in 2015. As of December 31, 2011, none of the employees of MGM Macau are part of a labor union and the resort is not party to any collective bargaining agreements. We consider our employee relations to be good.

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

        Our businesses are subject to various federal, state, local and foreign laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, smoking, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

Cautionary Statement Concerning Forward-Looking Statements

        This Form 10-K and our 2011 Annual Report to Stockholders contain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "will," "may" and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to generate significant cash flow, amounts we will invest in capital expenditures, amounts we will pay under the CityCenter completion guarantee, the opening of certain strategic resort developments, and the amount we will receive from the MGM China dividend. The foregoing is not a complete list of all forward-looking statements we make.

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, regional, national or global political, economic, business, competitive, market, and regulatory conditions and the following:

  •
  our substantial indebtedness and significant financial commitments could adversely affect our development options and financial results and impact our ability to satisfy our obligations;
  •
  current and future economic and credit market conditions could adversely affect our ability to service or refinance our indebtedness and to make planned expenditures and investments;
  •
  restrictions and limitations in the agreements governing our senior credit facility and other senior indebtedness could significantly affect our ability to operate our business, as well as significantly affect our liquidity;
  •
  significant competition we face with respect to destination travel locations generally and with respect to our peers in the industries in which we compete;
  •
  restrictions on our ability to have any interest or involvement in gaming business in China, Macau, Hong Kong and Taiwan, other than through MGM China;
  •
  the fact that our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations could adversely affect our business;
  •
  the impact on our business of economic and market conditions in the markets in which we operate and in the locations in which our customers reside;

  •
  the ability of the Macau Government to terminate MGM Grand Paradise's gaming subconcession under certain circumstances without compensating MGM Grand Paradise or refuse to grant MGM Grand Paradise an extension of the subconcession, which is scheduled to expire on March 31, 2020;
  •
  extreme weather conditions or climate change may cause property damage or interrupt business;
  •
  the sensitivity of our business to energy prices and a rise in energy prices could harm our operating results;
  •
  the concentration of our major gaming resorts on the Las Vegas Strip;
  •
  the fact that we extend credit to a large portion of our customers and we may not be able to collect gaming receivables;
  •
  the dependence of MGM Macau upon gaming junket operators for a significant portion of gaming revenues in Macau;
  •
  the susceptibility of leisure and business travel, especially travel by air, to global geopolitical events, such as terrorist attacks or acts of war or hostility;
  •
  the fact that investing through partnerships or joint ventures including CityCenter decreases our ability to manage risk;
  •
  the fact that our insurance coverage may not be adequate to cover all possible losses that our properties could suffer. In addition, our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future;
  •
  the fact that CityCenter has decided to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake by demolishing the building, which exposes us to risks prior to or in connection with the demolition process;
  •
  risks related to pending claims that have been, or future claims that may be brought against us;
  •
  the fact that Tracinda Corporation owns a significant amount of our common stock and may have interests that differ from the interests of other holders of our stock;
  •
  the potential for conflicts of interest to arise because certain of our directors and officers are also directors of MGM China, which is now a publicly traded company listed on the Hong Kong Stock Exchange;
  •
  the risks associated with doing business outside of the United States;
  •
  the fact that a significant portion of our labor force is covered by collective bargaining agreements;
  •
  the potential that failure to maintain the integrity of internal customer information could result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or other restrictions on our use or transfer of data;
  •
  the potential occurrence of impairments to goodwill, indefinite-lived intangible assets or long-lived assets which could negatively affect future profits; and
  •
  the fact that a failure to protect our trademarks could have a negative impact on the value of our brand names and adversely affect our business.

        Any forward-looking statement made by us in this Form 10-K or our 2011 Annual Report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Executive Officers of the Registrant

        The following table sets forth, as of February 29, 2012, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
James J. Murren	50	Chairman, Chief Executive Officer, President and Director
Robert H. Baldwin	61	Chief Design and Construction Officer and Director
William J. Hornbuckle	54	Chief Marketing Officer
Corey I. Sanders	48	Chief Operating Officer
Daniel J. D'Arrigo	43	Executive Vice President, Chief Financial Officer and Treasurer
Phyllis A. James	59	Executive Vice President, Special Counsel—Litigation and Chief Diversity Officer
Aldo Manzini	48	Executive Vice President and Chief Administrative Officer
John M. McManus	44	Executive Vice President, General Counsel and Secretary
Christopher Nordling	51	Executive Vice President of Operations
William M. Scott IV	51	Executive Vice President—Corporate Strategy and Special Counsel
Robert C. Selwood	56	Executive Vice President and Chief Accounting Officer
Rick Arpin	39	Senior Vice President—Corporate Controller
Alan Feldman	53	Senior Vice President—Public Affairs
James A. Freeman	43	Senior Vice President—Capital Markets and Strategy
Shawn T. Sani	46	Senior Vice President—Taxes

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

        Mr. Sanders has served as Chief Operating Officer since September 2010. He served as Chief Operating Officer for the Company's Core Brand and Regional Properties from August 2009 to September 2010, as Executive Vice President—Operations from August 2007 to August 2009, as Executive Vice President and Chief Financial Officer for MGM Grand Resorts from April 2005 to August 2007 and served as Executive Vice President and Chief Financial Officer for MGM Grand from August 1997 to April 2005.

        Mr. D'Arrigo has served as Executive Vice President and Chief Financial Officer since August 2007 and Treasurer since September 2009. He served as Senior Vice President—Finance of the Company from February 2005 to August 2007 and as Vice President—Finance of the Company from December 2000 to February 2005.

        Ms. James has served as Executive Vice President and Special Counsel—Litigation since July 2010 and as Chief Diversity Officer since 2009. She served as Senior Vice President, Deputy General Counsel of the Company from March 2002 to July 2010. From 1994 to 2001 she served as Corporation (General) Counsel and Law Department Director for the City of Detroit. In that capacity she also served on various public and quasi-public boards and commissions on behalf of the City, including the Election Commission, the Detroit Building Authority and the Board of Ethics.

        Mr. Manzini has served as Executive Vice President and Chief Administrative Officer since March 2007. Prior thereto, he served as Senior Vice President of Strategic Planning for the Walt Disney Company and in various senior management positions throughout his tenure from April 1990 to January 2007.

        Mr. McManus has served as Executive Vice President, General Counsel and Secretary since July 2010. He served as Senior Vice President, Acting General Counsel and Secretary of the Company from December 2009 to July 2010. He served as Senior Vice President, Deputy General Counsel and Assistant Secretary from September 2009 to December 2009. He served as Senior Vice President, Assistant General Counsel and Assistant Secretary of the Company from July 2008 to September 2009. He served as Vice President and General Counsel for CityCenter's residential and retail divisions from January 2006 to July 2008. Prior thereto, he served as General Counsel or Assistant General Counsel for various of the Company's operating subsidiaries from May 2001 to January 2006.

        Mr. Nordling has served as Executive Vice President of Operations since December 2011. He continues to serve as Executive Vice President and Chief Financial Officer for CityCenter, a position he has held since September 2007. Mr. Nordling also served as the Executive Vice President and Chief Financial Officer of Mirage Resorts from 2005 to 2007. Prior to that, Mr. Nordling served as the Executive Vice President and Chief Financial Officer of Bellagio from 2000 to 2005.

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

Available Information

        We maintain a website at www.mgmresorts.com that includes financial and other information for investors. We provide access to our SEC filings, including our annual report on Form 10-K and quarterly reports on Form 10-Q (including related filings in XBRL format), filed and furnished current reports on Form 8-K, and amendments to those reports on our website, free of charge, through a link to the SEC's EDGAR database. Through that link, our filings are available as soon as reasonably practical after we file the documents.

        These filings are also available on the SEC's website at www.sec.gov. In addition, the public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE,

Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

        Because of the time differences between Hong Kong and the United States, we also use our corporate website as a means of posting important information about MGM China.

        Reference in this document to our website address does not constitute incorporation by reference of the information contained on the website into this Annual Report on Form 10-K.

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

Risks Related to our Substantial Indebtedness

  •
  Our substantial indebtedness and significant financial commitments could adversely affect our operations and financial results and impact our ability to satisfy our obligations.  As of December 31, 2011, we had approximately $13.6 billion principal amount of indebtedness outstanding, including $3.3 billion of borrowings outstanding under our senior credit facility. These amounts include the December 2011 borrowing of $778 million under our senior credit facility to increase our capacity for issuing additional secured indebtedness; these borrowings were repaid shortly after year end. Giving effect to the subsequent repayment, we would have had approximately $957 million of available borrowing capacity under our senior credit facility at December 31, 2011. We have no other existing sources of borrowing availability, except to the extent we pay down further amounts outstanding under the senior credit facility. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. In addition, as of December 31, 2011, MGM Grand Paradise, S.A. ("MGM Grand Paradise"), the company that owns and operates MGM Macau, had approximately $552 million of debt outstanding under its term loan credit facility. We do not guarantee MGM Grand Paradise's obligations under its credit agreement and, to the extent MGM Macau were to cease to produce cash flow sufficient to service its indebtedness, our ability to make additional investments into that entity is limited by the negative covenants in our existing debt instruments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of our liquidity and financial position. In addition, our substantial indebtedness and significant financial commitments could have important negative consequences, including:

  –
  increasing our exposure to general adverse economic and industry conditions;
  –
  limiting our flexibility to plan for, or react to, changes in our business and industry;
  –
  limiting our ability to borrow additional funds;
  –
  making it more difficult for us to make payments on our indebtedness; or
  –
  placing us at a competitive disadvantage compared to less-leveraged competitors.

    Moreover, our businesses are capital intensive. For our owned and managed resorts to remain attractive and competitive, we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished. Such investment requires an ongoing supply of cash and, to the extent that we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. Similarly, future development projects and acquisitions could require significant capital commitments, the incurrence of additional debt, guarantees of third-party debt, or the incurrence of contingent liabilities, any or all of which could have an adverse effect on our business, financial condition and results of operations.

  •
  Current and future economic and credit market conditions could adversely affect our ability to service or refinance our indebtedness and to make planned expenditures and investments.  Our ability to make payments on, and to refinance, our indebtedness and to fund capital expenditures and other investments depends on our ability to generate cash flow in the future, our ability to receive distributions from joint ventures and our ability to borrow under our senior credit facility. If adverse regional and national economic conditions persist, worsen, or fail to improve significantly, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the financial and other restrictive covenants to which we are subject under our indebtedness. We cannot assure you that our business will generate sufficient cash flow from operations, receive distributions from joint ventures or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

    We have a significant amount of indebtedness maturing in 2013 and 2014 and thereafter. Our ability to timely refinance and replace such indebtedness will depend upon the foregoing as well as on continued and sustained improvements in financial markets. Events over the past several years, including the failures and near failures of financial services companies and the decrease in liquidity and available capital, have negatively affected the capital markets. If we are unable to refinance our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures or other investments. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to investors, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

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

  –
  pay dividends or distributions, repurchase or issue equity, prepay debt or make certain investments;
  –
  incur additional debt or issue certain disqualified stock and preferred stock;
  –
  incur liens on assets;
  –
  pledge or sell assets or consolidate with another company or sell all or substantially all assets;
  –
  enter into transactions with affiliates;
  –
  allow certain subsidiaries to transfer assets; and
  –
  enter into sale and lease-back transactions.

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

    In addition, MGM Grand Paradise's credit facility contains covenants that restrict its ability to engage in certain transactions. In particular, the MGM Grand Paradise credit facility requires MGM Grand Paradise and certain of its subsidiaries to satisfy various financial covenants, including a maximum adjusted leverage ratio and minimum debt service ratio, and imposes certain operating and financial restrictions on MGM Grand Paradise and its subsidiaries, including, among other things, limitations on its ability to pay dividends or distributions to us, incur additional debt, make investments or engage in other businesses, merge or consolidate with other companies, or transfer or sell assets.

Risks Related to our Business

  •
  We face significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete, and failure to effectively compete could materially adversely affect our business, financial condition, results of operations and cash flow.  The hotel, resort and casino industries are highly competitive. We do not believe that our competition is limited to a particular geographic area, and hotel, resort and gaming operations in other states or countries could attract our customers. To the extent that new casinos enter our markets or hotel room capacity is expanded by others in major destination locations, competition will increase. Major competitors, including new entrants, have either recently expanded their hotel room capacity or are currently expanding their capacity or constructing new resorts in Las Vegas and Macau. Also, the growth of gaming in areas outside Las Vegas, including California, has increased the competition faced by our operations in Las Vegas and elsewhere. In particular, as large scale gaming operations in Native American tribal lands has increased, particularly in California, competition has increased.

    In addition, competition could increase if changes in gaming restrictions in the U.S. and elsewhere result in the addition of new gaming establishments located closer to our customers than our casinos, such as has happened in California. For example, while our Macau operations compete to some extent with casinos located elsewhere in Asia, including Singapore, Australia and New Zealand, certain countries in the region have legalized casino gaming (including Malaysia, Vietnam, and Cambodia) and others (such as Japan, Taiwan and Thailand) may legalize casino gaming in the future. Furthermore, currently MGM Grand Paradise holds one of only six gaming concessions authorized by the Macau government to operate casinos in Macau. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions, we would face increased competition. In addition to competition with other hotels, resorts and casinos, we compete with destination travel locations outside of the markets in which we operate. Our failure to compete successfully in our various markets and to continue to attract customers could adversely affect our business, financial condition, results of operations and cash flow.

  •
  We are restricted from having any interest or involvement in gaming businesses in China, Macau, Hong Kong and Taiwan, other than through MGM China. In connection with the initial public offering of MGM China, the holding company that indirectly owns and operates MGM Macau, we entered into a Deed of Non-Compete Undertakings with MGM China and Ms. Pansy Ho pursuant to which we are restricted from having any interest or involvement in gaming businesses in the People's Republic of China, Macau, Hong Kong and Taiwan, other than through MGM China. While gaming is currently prohibited in China, Hong Kong and Taiwan, if it is legalized in the future our ability to compete with our competitors in these locations could be limited until the earlier of (i) March 31, 2020, (ii) the date MGM China's ordinary shares cease to be listed on The Stock Exchange of Hong Kong Limited or (iii) or the date when our ownership of MGM China shares is less than 20% of the then issued share capital of MGM China.

  •
  Our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations. Our ownership and operation of gaming facilities is subject to extensive regulation by the countries, states and provinces in which we operate. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators or, alternatively, cease operations in that jurisdiction. In addition, unsuitable activity on our part or on the part of our domestic or foreign unconsolidated affiliates in any jurisdiction could have a negative effect on our ability to continue operating in other jurisdictions. The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to possible increase at any time by various state and federal legislatures and officials. Increases in gaming taxation could also adversely affect our results. For a summary of gaming and other regulations that affect our business, see "Regulation and Licensing."

    Further, our directors, officers, key employees and joint venture partners must meet approval standards of certain state and foreign regulatory authorities. If state regulatory authorities were to find such a person or joint venture partner unsuitable, we would be required to sever our relationship with that person or the joint venture partner may be required to dispose of their interest in the joint venture. State regulatory agencies may conduct investigations into the conduct or associations of our directors, officers, key employees or joint venture partners to ensure compliance with applicable standards. For example, as a result of the New Jersey Division of Gaming Enforcement (the "DGE") investigation of our relationship with our joint venture partner in Macau, we entered into a settlement agreement with the DGE under which we were required to sell our 50% ownership interest in Borgata and related leased land in Atlantic City. On August 8, 2011, the New Jersey Casino Control Commission approved an amendment to the settlement agreement which extends the time within which the sale of the trust property must occur by 18 months, so that until March 24, 2013 we have the right to direct the trustee to sell the trust property, but, if the sale is not concluded by that date, the trustee will sell such interests within the following 12 months. Certain public and private issuances of securities and other transactions also require the approval of certain regulatory authorities.

    In Macau, current laws and regulations concerning gaming and gaming concessions are, for the most part, fairly recent and there is little precedent on the interpretation of these laws and regulations. These laws and regulations are complex, and a court or administrative or regulatory body may in the future render an interpretation of these laws and regulations, or issue new or modified regulations, that differ from MGM China's interpretation, which could have a material adverse effect on its business, financial condition and results of operations. In addition, MGM China's activities in Macau are subject to administrative review and approval by various government agencies. We cannot assure you that MGM China will be able to obtain all necessary approvals, which may materially affect its long-term business strategy and operations. Macau laws permit redress to the courts with respect to administrative actions; however, such redress is largely untested in relation to gaming issues.

    In addition to gaming regulations, we are also subject to various federal, state, local and foreign laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, smoking, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violations of anti-money laundering laws or regulations by any of our properties could have an adverse effect on our financial condition, results of operations or cash flows. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. For example, Illinois has enacted a ban on smoking in nearly all public places, including bars, restaurants, work places, schools and casinos. The likelihood or outcome of similar legislation in other jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact our financial performance.

  •
  Our business is affected by economic and market conditions in the markets in which we operate and in the locations in which our customers reside. Our business is particularly sensitive to reductions in discretionary consumer spending and corporate spending on conventions and business development. Economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotels, casino resorts, trade shows and conventions, and for the type of luxury amenities we offer. In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual disposable consumer income and wealth, or fears of war and future acts of terrorism. Aria, Bellagio, MGM Grand Las Vegas, Mandalay Bay and The Mirage in particular may be affected by economic conditions in the Far

    East, and all of our Nevada resorts are affected by economic conditions in the United States, and California in particular. A recession, economic slowdown or any other significant economic condition affecting consumers or corporations generally is likely to cause a reduction in visitation to our resorts, which would adversely affect our operating results. For example, the recent recession and downturn in consumer and corporate spending has had a negative impact on our results of operations. In addition, the weak housing and real estate market—both generally and in Nevada particularly—has negatively impacted CityCenter's ability to sell residential units.

    In addition, since we expect a significant number of customers to come to MGM Macau from mainland China, general economic and market conditions in China could impact our financial prospects. Any slowdown in economic growth or changes to China's current restrictions on travel and currency movements could disrupt the number of visitors from mainland China to MGM Macau as well as the amounts they are willing to spend in the casino. For example, in May and July 2008, China readjusted its visa policy toward Macau and limited the number of visits that some mainland Chinese citizens may make to Macau in a given time period. In September 2008, it was publicly announced that mainland Chinese citizens with a Hong Kong visa (but not a Macau visa) could no longer enter Macau from Hong Kong. In addition, in May 2009, China also began to restrict the operation of "below-cost" tour groups involving low up-front payments and compulsory shopping, which were popular among visitors to Macau from mainland China. It is unclear whether these and other measures will continue to be in effect, or become more restrictive, in the future. These developments have had, and any future policy developments that may be implemented may have, the effect of reducing the number of visitors to Macau from mainland China, which could adversely impact tourism and the gaming industry in Macau.

  •
  The Macau government can terminate MGM Grand Paradise's subconcession under certain circumstances without compensating MGM Grand Paradise, the Macau government can exercise its redemption right with respect to the subconcession in 2017 or the Macau government can refuse to grant MGM Grand Paradise an extension of the subconsession in 2020, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Macau government has the right to unilaterally terminate the subconcession in the event of fundamental non-compliance by MGM Grand Paradise with applicable Macau laws or MGM Grand Paradise's basic obligations under the subconcession contract. MGM Grand Paradise has the opportunity to remedy any such non-compliance with its fundamental obligations under the subconcession contract within a period to be stipulated by the Macau Government. Upon such termination, all of MGM Grand Paradise's casino area premises and gaming-related equipment would be transferred automatically to the Macau government without compensation to MGM Grand Paradise, and we would cease to generate any revenues from these operations. We cannot assure you that MGM Grand Paradise will perform all of its obligations under the subconcession contract in a way that satisfies the requirements of the Macau Government.

    Furthermore, under the subconcession contract, MGM Grand Paradise is obligated to comply with any laws and regulations that the Macau Government might promulgate in the future. We cannot assure you that MGM Grand Paradise will be able to comply with these laws and regulations or that these laws and regulations would not adversely affect our ability to construct or operate our Macau businesses. If any disagreement arises between MGM Grand Paradise and the Macau Government regarding the interpretation of, or MGM Grand Paradise's compliance with, a provision of the subconcession contract, MGM Grand Paradise will be relying on a consultation and negotiation process with the Macau government. During any consultation or negotiation, MGM Grand Paradise will be obligated to comply with the terms of the subconcession contract as interpreted by the Macau Government. Currently, there is no precedent concerning how the Macau Government will treat the termination of a concession or subconcession upon the occurrence of any of the circumstances mentioned above. The loss of the subconcession would require us to cease conducting gaming operations in Macau, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

    In addition, the subconcession contract expires on March 31, 2020. Unless the subconcession is extended, or legislation with regard to reversion of casino premises is amended, all of MGM Grand Paradise's casino premises and gaming-related equipment will automatically be transferred to the Macau government on that date without compensation to us, and we will cease to generate any revenues from such gaming operations. Beginning on April 20, 2017, the Macau government may redeem the subconcession contract by providing us at least one year's prior notice. In the event the Macau government exercises this redemption right, MGM Grand Paradise is entitled to fair compensation or indemnity. The amount of such compensation or indemnity will be determined based on the amount of gaming and non-gaming revenue generated by MGM Grand Paradise, excluding the convention and exhibition facilities, during the taxable year prior to the redemption, before deducting interest, depreciation and amortization, multiplied by the number of remaining years before expiration of the subconcession. We cannot assure you that MGM Grand Paradise will be able to renew or extend the subconcession contract on terms favorable to MGM Grand Paradise or at all. We also cannot assure you that if the subconcession is redeemed, the compensation paid to MGM Grand Paradise will be adequate to compensate for the loss of future revenues.

  •
  Extreme weather conditions or climate change may cause property damage or interrupt business, which could harm our business and results of operations.  Certain of our casino properties are located in areas that may be subject to extreme weather conditions, including, but not limited to, hurricanes in the United States and severe typhoons in Macau. Such extreme weather conditions may interrupt our operations, damage our properties, and reduce the number of customers who visit our facilities in such areas. Although we maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions. Furthermore, such extreme weather conditions may interrupt or impede access to our affected properties and may cause visits to our affected properties to decrease for an indefinite period, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

  •
  Our business is particularly sensitive to energy prices and a rise in energy prices could harm our operating results.  We are a large consumer of electricity and other energy and, therefore, higher energy prices may have an adverse effect on our results of operations. Accordingly, increases in energy costs may have a negative impact on our operating results. Additionally, higher electricity and gasoline prices that affect our customers may result in reduced visitation to our resorts and a reduction in our revenues.

  •
  Because our major gaming resorts are concentrated on the Las Vegas Strip, we are subject to greater risks than a gaming company that is more geographically diversified.  Given that our major resorts are concentrated on the Las Vegas Strip, our business may be significantly affected by risks common to the Las Vegas tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt air travel to and from Las Vegas can adversely affect our business. We cannot control the number or frequency of flights to or from Las Vegas, but we rely on air traffic for a significant portion or our visitors. Reductions in flights by major airlines as a result of higher fuel prices or lower demand can impact the number of visitors to our resorts. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of our customers reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our facilities.

  •
  We extend credit to a large portion of our customers and we may not be able to collect gaming receivables.  We conduct a portion of our gaming activities on a credit basis through the issuance of markers which are unsecured instruments. Table games players typically are issued more markers than slot players, and high-end players typically are issued more markers than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter. We issue markers to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. In addition, MGM Grand Paradise extends credit to certain gaming promoters and those promoters can extend credit to their customers. Uncollectible receivables from high-end customers and gaming promoters could have a significant impact on our results of operations.

    While gaming debts evidenced by markers and judgments on gaming debts are enforceable under the current laws of Nevada, and Nevada judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the U.S. Constitution, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.

    Furthermore, we expect that MGM Macau will be able to enforce its gaming debts only in a limited number of jurisdictions, including Macau. To the extent MGM Macau gaming customers and gaming promoters are from other jurisdictions, MGM Macau may not have access to a forum in which it will be able to collect all of its gaming receivables because, among other reasons, courts of many jurisdictions do not enforce gaming debts and MGM Macau may encounter forums that will refuse to enforce such debts. Moreover, under applicable law, MGM Macau remains obligated to pay taxes on uncollectible winnings from customers.

    Even where gaming debts are enforceable, they may not be collectible. Our inability to collect gaming debts could have a significant negative impact on our operating results.

  •
  MGM Grand Paradise is dependent upon gaming junket operators for a significant portion of gaming revenues in Macau.  Junket operators, who promote gaming and draw high-end customers to casinos, are responsible for a significant portion of MGM Grand Paradise's gaming revenues in Macau. With the rise in gaming in Macau, the competition for relationships with junket operators has increased. While MGM Grand Paradise is undertaking initiatives to strengthen relationships with junket operators, there can be no assurance that it will be able to maintain, or grow, relationships with junket operators. If MGM Grand Paradise is unable to maintain or grow relationships with junket operators, or if junket operators are unable to develop or maintain relationships with our high-end customers, MGM Grand Paradise's ability to grow gaming revenues will be hampered.

    In addition, the quality of junket operators is important to MGM Grand Paradise's and our reputation and ability to continue to operate in compliance with gaming licenses. While MGM Grand Paradise strives for excellence in associations with junket operators, we cannot assure you that the junket operators with whom MGM Grand Paradise is associated will meet the high standards insisted upon. If a junket operator falls below MGM Grand Paradise's standards, MGM Grand Paradise or we may suffer reputational harm or possibly sanctions from gaming regulators with authority over our operations.

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

  •
  Investing through partnerships or joint ventures including CityCenter decreases our ability to manage risk.  In addition to acquiring or developing hotels and resorts or acquiring companies that complement our business directly, we have from time to time invested, and expect to continue to invest, as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, the operation of a joint venture is subject to inherent risk due to the shared nature of the enterprise and the need to reach agreements on material matters. In addition, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-venturer might subject hotels and resorts owned by the joint venture to additional risk. Further, we may be unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent. Additionally, should a joint venture partner become bankrupt, we could become liable for our partner's or co-venturer's share of joint venture liabilities.

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

  •
  Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer. In addition, our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future.  Although we have "all risk" property insurance coverage for our operating properties, which covers damage caused by a casualty loss (such as fire, natural disasters, acts of war, or terrorism), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be significantly less than the expected replacement cost of rebuilding the facilities if there was a total loss. Our level of insurance coverage also may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as labor strikes, nuclear events, acts of war, loss of income due to cancellation of room reservations or conventions due to fear of terrorism, deterioration or corrosion, insect or animal damage and pollution, may not be covered at all under our policies. Therefore, certain acts could expose us to substantial uninsured losses.

    In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of these events or be subject to claims by third parties that may be injured or harmed. While we carry business interruption insurance and general liability insurance, this insurance may not be adequate to cover all losses in any such event.

    We renew our insurance policies (other than our builder's risk insurance) on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage.

  •
  CityCenter has decided to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake by demolishing the building, and we are exposed to risks prior to or in connection with the demolition process.  After partial construction of the Harmon, CityCenter discovered that in certain elements of the building (known as link beams) the reinforcing steel had been installed incorrectly by CityCenter's general contractor Perini Building Company ("Perini") and its subcontractors. After additional structural defects in other areas of the Harmon were discovered, further construction at the Harmon was indefinitely stopped. During the third quarter of 2010, CityCenter determined that the Harmon was unlikely to be completed using the existing partially completed structure as it now stands. A consulting engineer engaged by CityCenter in 2011 to conduct a review requested by the Clark County Building Division (the "Building Division") opined, among other things, that "[i]n a code-level earthquake, using either the permitted or current code specified loads, it is likely that critical structural members in the tower will fail and become incapable of supporting gravity loads, leading to a partial or complete collapse of the tower. There is missing or misplaced reinforcing steel in columns, beams, shear walls, and transfer walls throughout the structure of the tower below the twenty-first floor." In response to this opinion, the Building Division required CityCenter to provide a plan of action to abate the potential for structural collapse of the Harmon. After expert consultation, we informed the Building Division that we have decided to abate the potential for structural collapse of the Harmon by demolishing the building, subject to the receipt of court approval. A partial or complete collapse of the Harmon prior to demolition, or the demolition process itself, could result in property damage or injury, which could have a material adverse effect on CityCenter's and our business and/or cause reputational harm to CityCenter and us. CityCenter's senior credit facility provides that certain demolition expenses may be funded only by equity contributions from its members or certain specified extraordinary receipts (which include any proceeds from the Perini litigation).

  •
  We face risks related to pending claims that have been, or future claims that may be, brought against us.  Claims have been brought against us and our subsidiaries in various legal proceedings, and additional legal and tax claims arise from time to time. We may not be successful in the defense or prosecution of our current or future legal proceedings, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations. Please see the further discussion "Legal Proceedings."

  •
  Tracinda owns a significant amount of our common stock and may have interests that differ from the interests of other holders of our stock.  According to public filings, as of December 31, 2011, Tracinda Corporation beneficially owned approximately 23% of our outstanding common stock. Should Tracinda and its affiliates collectively cease to own more than 15% of our outstanding common stock, such an event will constitute a "change of control" under the indentures governing certain of our outstanding secured notes. In that event, we would be required to offer to purchase those notes at 101% of the outstanding principal amount of those notes.

    In addition, Tracinda may be able to exercise significant influence over us as a result of its significant ownership of our outstanding common stock. As a result, actions requiring stockholder approval that may be supported by other stockholders might be effectively blocked by Tracinda Corporation.

  •
  Conflicts of interest may arise because certain of our directors and officers are also directors of MGM China, the holding company for MGM Grand Paradise which owns and operates MGM Macau.  As a result of the initial public offering of shares of MGM China common stock, MGM China now has stockholders who are not affiliated with us, and we and certain of our officers and directors who also serve as officers and/or directors of MGM China may have conflicting fiduciary obligations to our stockholders and to the minority stockholders of MGM China. Decisions that could have different implications for us and MGM China, including contractual arrangements that we have entered into or may in the future enter into with MGM China, may give rise to the appearance of a potential conflict of interest or an actual conflict of interest.

  •
  We are subject to risks associated with doing business outside of the United States.  Our operations outside of the United States are subject to risks that are inherent in conducting business under non-United States laws, regulations and customs. In particular, the risks associated with the operation of MGM Macau or any future operations in which we may engage in any other foreign territories, include:

  –
  changes in laws and policies that govern operations of companies in Macau;
  –
  changes in non-United States government programs;
  –
  possible failure to comply with anti-bribery laws such as the United States Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
  –
  general economic conditions and policies in China, including restrictions on travel and currency movements;
  –
  difficulty in establishing, staffing and managing non-United States operations;
  –
  different labor regulations;
  –
  changes in environmental, health and safety laws;
  –
  potentially negative consequences from changes in or interpretations of tax laws;
  –
  political instability and actual or anticipated military and political conflicts;
  –
  economic instability and inflation, recession or interest rate fluctuations; and
  –
  uncertainties regarding judicial systems and procedures.

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

  •
  Any violation of the Foreign Corrupt Practices Act could have a negative impact on us.  A significant portion of our revenue is derived from operations outside the United States, which exposes us to complex foreign and U.S. regulations inherent in doing cross-border business and in each of the countries in which we transact business. We are subject to compliance with the United States Foreign Corrupt Practices Act ("FCPA") and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. Violations of these laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

    We are also exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates. If the United States dollar strengthens in relation to the currencies of other countries, our United States dollar reported income from sources where revenue is dominated in the currencies of other such countries will decrease.

  •
  A significant portion of our labor force is covered by collective bargaining agreements.  Work stoppages and other labor problems could negatively affect our business and results of operations. Approximately 30,000 of our employees were covered by collective bargaining agreements. A prolonged dispute with the covered employees could have an adverse impact on our operations. In addition, wage and or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations and to the extent that our non-union employees join unions, we would have greater exposure to risks associated with labor problems. The collective bargaining agreements covering most of our Las Vegas union employees expire in 2013 but are subject to renegotiation in 2012 under certain economic reopening clauses.

  •
  Failure to maintain the integrity of internal customer information could result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.  We collect information relating to our guests for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data may result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.

  •
  We may incur impairments to goodwill, indefinite-lived intangible assets, or long lived assets which could negatively affect our future profits.  In accordance with the authoritative guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived assets for impairment annually or if a triggering event occurs. We perform annual testing for goodwill and indefinite-lived intangible assets during the fourth quarter of each fiscal year based upon September 30 information. Significant negative trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth have resulted in write-downs and impairment charges in the past and, if one or more of such events occurs in the future, additional impairment charges may be required in future periods. If we are required to record additional impairment charges, this could have a material adverse impact on our consolidated results of operations.

  •
  Any failure to protect our trademarks could have a negative impact on the value of our brand names and adversely affect our business.  The development of intellectual property is part of our overall business strategy, and we regard our intellectual property to be an important element of our success. While our business as a whole is not substantially dependent on any one trademark or combination of several of our trademarks or other intellectual property, we seek to establish and maintain our proprietary rights in our business operations through the use of trademarks. We file applications for, and obtain trademarks in, the United States and in foreign countries where we believe filing for such protection is appropriate. Despite our efforts to protect our proprietary rights, parties may infringe our trademarks and our rights may be invalidated or unenforceable. The laws of some foreign countries do not protect proprietary rights to as great an extent as the laws of the United States. Monitoring the unauthorized use of our intellectual property is difficult. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resource. We cannot assure you that all of the steps we have taken to protect our trademarks in the United States and foreign countries will be adequate to prevent imitation of our trademarks by others. The unauthorized use or reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business.

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

Name and Location	Approximate Acres	Notes
Las Vegas, Nevada operations:
Bellagio	76	Two acres of the site are subject to two ground leases that expire (giving effect to our renewal options) in 2019 and 2073.
MGM Grand Las Vegas	102
Mandalay Bay	100
The Mirage	84
Luxor	60
New York-New York	20
Excalibur	53
Monte Carlo	28
Circus Circus Las Vegas	69
Shadow Creek Golf Course	240
Other Nevada operations:
Circus Circus Reno	10	A portion of the site is subject to two ground leases, which expire in 2032 and 2033, respectively.
Gold Strike, Jean, Nevada	51
Railroad Pass, Henderson, Nevada	9
Other domestic operations:
MGM Grand Detroit	27
Beau Rivage, Biloxi, Mississippi	41	Includes 10 acres of tidelands leased from the State of Mississippi under a lease that expires (giving effect to our renewal options) in 2066.
Fallen Oak Golf Course,
Saucier, Mississippi	508
Gold Strike, Tunica, Mississippi	24
Primm Valley Golf Club	448	Located at the California state line, four miles from Primm, Nevada.
Other land:
Support Services	12	Includes approximately 10 acres behind New York-New York and approximately two acres adjacent to New York- New York.
Las Vegas Strip- south	20	Located immediately south of Mandalay Bay.
	15	Located across the Las Vegas Strip from Luxor.
Las Vegas Strip- north	34	Located north of Circus Circus.
North Las Vegas, Nevada	66	Located adjacent to Shadow Creek.
Henderson, Nevada	47	Located adjacent to Railroad Pass.
Jean, Nevada	116	Located adjacent to, and across I-15 from, Gold Strike.
Sloan, Nevada	89
Stateline, California at Primm	125	Located adjacent to the Primm Valley Golf Club.
Tunica, Mississippi	385	We own an undivided 50% interest in this land with another, unaffiliated, gaming company.
Atlantic City, New Jersey	141	Approximately eight acres are leased to Borgata under a short-term lease. Of the remaining land, approximately 74 acres are suitable for development.

        The land underlying New York-New York, along with substantially all of the assets of that resort, serves as collateral for our 13% senior secured notes due 2013.

        The land underlying Bellagio and The Mirage, along with substantially all of the assets of those resorts, serves as collateral for our 10.375% senior secured notes due 2014 and our 11.125% senior secured notes due 2017. Upon the issuance of such notes, the holders of our 13% senior secured notes due 2013 obtained an equal and ratable lien in all collateral securing these notes.

        The land underlying MGM Grand Las Vegas, along with substantially all of the assets of that resort, serves as collateral for our 9.00% senior secured notes due 2020 issued in 2010. Upon the issuance of such notes, the holders of our 13% senior secured notes due 2013 obtained an equal and ratable lien in all collateral securing these notes.

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

        MGM Macau occupies an approximately 10 acre site which it possesses under a 25-year land use right agreement with the Macau government. MGM Grand Paradise Limited's interest in the land use right agreement is used as collateral for MGM Grand Paradise Limited's bank credit facility. As of December 31, 2011, approximately $552 million was outstanding under the MGM Grand Paradise credit facility. These borrowings are non-recourse to MGM Resorts International.

  Unconsolidated Affiliates

        Silver Legacy occupies approximately five acres in Reno, Nevada, adjacent to Circus Circus Reno. The land, along with substantially all of the assets of that resort, is used as collateral for Silver Legacy's 10.125% mortgage notes. As of December 31, 2011, $143 million of principal of the 10.125% mortgage notes due March 2012 were outstanding.

        CityCenter occupies approximately 67 acres of land between Bellagio and Monte Carlo. The site along with substantially all of the assets of that resort, serves as collateral for CityCenter's bank credit facility, its $900 million 7.625% senior secured first lien notes, due 2016 and its $600 million 10.75%/11.50% senior secured second lien PIK toggle notes, due 2017. As of December 31, 2011, there was $375 million outstanding under the bank credit facility and $1.6 billion outstanding under the first and second lien notes.

        All of the borrowings by our unconsolidated affiliates described above are non-recourse to MGM Resorts International.

        Other than as described above, none of our other assets serve as collateral.

ITEM 3.    LEGAL PROCEEDINGS

        CityCenter construction litigation. In March 2010, Perini Building Company, Inc. ("Perini"), general contractor for CityCenter, filed a lawsuit in the Eighth Judicial District Court for Clark County, State of Nevada, against MGM MIRAGE Design Group (a wholly owned subsidiary of the Company which was the original party to the Perini construction agreement) and certain direct or indirect subsidiaries of CityCenter Holdings, LLC (the "CityCenter Owners"). Perini asserts that CityCenter was substantially completed, but the defendants failed to pay Perini approximately $490 million allegedly due and owing under the construction agreement for labor, equipment and materials expended on CityCenter. The complaint further charges the defendants with failure to provide timely and complete design documents, late delivery to Perini of design changes, mismanagement of the change order process, obstruction of Perini's ability to complete the Harmon component, and fraudulent inducement of Perini to compromise significant amounts due for its general conditions. The complaint advances claims for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment and promissory estoppel, and fraud and intentional misrepresentation. Perini seeks compensatory damages, punitive damages, attorneys' fees and costs.

        In April 2010, Perini served an amended complaint in this case which joins as defendants many owners of CityCenter residential condominium units (the "Condo Owner Defendants"), adds a count for foreclosure of Perini's recorded master mechanic's lien against the CityCenter property in the amount of approximately $491 million, and asserts the priority of this mechanic's lien over the interests of the CityCenter Owners, the Condo Owner Defendants and CityCenter lenders in the CityCenter property.

        The CityCenter Owners and the other defendants dispute Perini's allegations, and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to CityCenter, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon, property damage and Perini's failure to perform its obligations to pay certain subcontractors and to prevent filing of liens against CityCenter. Parallel to the court litigation, CityCenter management conducted an extra-judicial program for settlement of CityCenter subcontractor claims. CityCenter has resolved the claims of 215 first-tier Perini subcontractors (including the claims of any lower-tier subcontractors that might have claims through those first-tier subcontractors), with only seven remaining for further proceedings along with trial of Perini's claims and CityCenter's Harmon-related counterclaim and other claims by CityCenter against Perini and its parent guarantor, Tutor Perini. Three of the remaining subcontractors are implicated in the defective work at the Harmon. In December 2010, Perini recorded an amended notice of lien reducing its lien to approximately $313 million. Because of settlements with subcontractors, CityCenter believes it is entitled to a further lien reduction of approximately $133 million (for a revised lien amount of $186 million, including certain liens not related to Perini's lien) once the Company has provided the court and Perini with the required information.

        The court has set a trial date of February 4, 2013 for the consolidated action involving Perini, the remaining Perini subcontractors and any related third parties. The CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the Perini lawsuit. The Company believes that a loss with respect to Perini's punitive damages claim is neither probable nor reasonably possible. Please refer to Note 11 in the accompanying consolidated financial statements for further discussion on the Company's completion guarantee obligation which may be impacted by the outcome of the above litigation and the joint venture's extra-judicial settlement process.

        Securities and derivative litigation. In 2009 various shareholders filed six lawsuits in Nevada federal and state court against the Company and various of its former and current directors and officers alleging federal securities laws violations and/or related breaches of fiduciary duties in connection with statements allegedly made by the defendants during the period August 2007 through the date of such lawsuit filings in 2009 (the "class period"). In general, the lawsuits assert the same or similar allegations, including that during the relevant period defendants artificially inflated the Company's common stock price by knowingly making materially false and misleading statements and omissions to the investing public about the Company's financial statements and condition, operations, CityCenter, and the intrinsic value of the Company's common stock; that these alleged misstatements and omissions thereby enabled certain Company insiders to derive personal profit from the sale of Company common stock to the public; that defendants caused plaintiffs and other shareholders to purchase Company common stock at artificially inflated prices; and that defendants imprudently implemented a share repurchase program to the detriment of the Company. The lawsuits seek unspecified compensatory damages, restitution and disgorgement of alleged profits and/or attorneys' fees and costs in amounts to be proven at trial, as well as injunctive relief related to corporate governance.

        The lawsuits are:

        In re MGM MIRAGE Securities Litigation, Case No. 2:09-cv-01558-GMN-LRL. In November 2009, the U.S. District Court for Nevada consolidated the Robert Lowinger v. MGM MIRAGE, et al. (Case No. 2:09-cv-01558-RCL-LRL, filed August 19, 2009) and Khachatur Hovhannisyan v. MGM MIRAGE, et al. (Case No. 2:09-cv-02011-LRH-RJJ, filed October 19, 2009) putative class actions under the caption "In re MGM MIRAGE Securities Litigation." The cases name the Company and certain former and current directors and officers as defendants and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. These cases were transferred in July 2010 to the Honorable Gloria M. Navarro. In October 2010 the court appointed several employee retirement benefits funds as co-lead plaintiffs and their counsel as co-lead and co-liaison counsel. In January 2011, lead plaintiffs filed a consolidated amended complaint, alleging that between August 2, 2007 and March 5, 2009, the Company, its directors and certain of its officers artificially inflated the market price of the Company's securities by knowingly making materially false and misleading public statements and omissions concerning the Company's financial condition, its liquidity, its access to credit, and the costs and progress of construction of the CityCenter development. The consolidated amended complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.

        On March 15, 2011 all defendants moved to dismiss the consolidated amended complaint on the grounds that it fails to allege facts upon which relief could be granted under the federal securities laws, and on the further ground that the complaint fails to satisfy the heightened pleading standards mandated by the Private Securities Litigation Reform Act ("PSLRA"). The motions to dismiss emphasize three primary arguments: 1) the complaint fails to allege that the defendants made false or misleading statements of fact, as opposed to statements concerning plans and expectations that did not anticipate the severity of the financial crisis of 2008-2009 and the challenges presented by constructing CityCenter; 2) the complaint fails to allege facts supporting a "strong inference" of wrongful intent, as the PSLRA requires; and 3) the complaint fails to plead adequately that the alleged wrongdoing was the cause of the decline in the price of the Company's publicly traded securities. The parties completed the briefing in support of, and in opposition to, the motions to dismiss, and requested oral argument on the motions. The motions to dismiss remain pending, without scheduling of oral argument or ruling on the motions without oral argument to date.

        Mario Guerrero v. James J. Murren, et al. (Case No. 2:09-cv-01815-KJD-RJJ, filed September 14, 2009, U.S. District Court for the District of Nevada); Regina Shamberger v. J. Terrence Lanni, et al. (Case No. 2:09-cv-01817-PMP-GWF, filed September 14, 2009, U.S. District Court for the District of Nevada), filed September 14, 2009. These purported shareholder derivative actions involve the same former and current director and officer defendants as those in the consolidated state court derivative actions, and also name the Company as a nominal defendant. They make factual allegations similar to those alleged in the state court actions, asserting claims of, among other things, breach of fiduciary duty by defendants' asserted improper financial reporting, insider selling and misappropriation of information; waste of corporate assets; and unjust enrichment. In June 2010 plaintiffs in these two actions made a joint motion for consolidation and appointment of lead plaintiffs and lead counsel. In March 2011, on stipulation of both plaintiffs and without opposition from the defendants, the two actions were consolidated under the caption In re MGM MIRAGE Derivative Litigation. In March 2011, with the stipulation of all parties, the court ordered that defendants need not respond to the complaints currently on file pending the disposition of the motions to dismiss in In re MGM MIRAGE Securities Litigation, without prejudice to either side's right to seek to lift the stay at an earlier time. These cases remain pending before the court.

        Charles Kim v. James J. Murren, et al. (Case No. A-09-599937-C, filed September 23, 2009, Eighth Judicial District Court, Clark County, Nevada). This purported shareholder derivative action against certain of the Company's former and current directors and officers alleges, among other things, breach of fiduciary duty by defendants' asserted dissemination of false and misleading statements to the public, failure to maintain internal controls, and failure to properly oversee and manage the Company; unjust enrichment; abuse of control; gross mismanagement; and waste of corporate assets. The Company is named as a nominal defendant. This case remains pending before the court. See below.

        Sanjay Israni v. Robert H. Baldwin, et al. (Case No. CV-09-02914, filed September 25, 2009, Second Judicial District Court, Washoe County, Nevada). This purported shareholder derivative action against certain of the Company's former and current directors and a Company officer alleges, among other things, breach of fiduciary duty by defendants' asserted insider selling and misappropriation of information; abuse of control; gross mismanagement; waste of corporate assets; unjust enrichment; and contribution and indemnification. The Company is named as a nominal defendant. In May 2010, plaintiffs amended the complaint to, among other things, allege as additional bases for their claims defendants' approval of the Company's joint venture with Pansy Ho at MGM Macau. The Kim and Israni plaintiffs seek restitution to the Company in excess of $10 million as well as equitable relief in the form of an order directing the Company to reform its corporate governance and internal procedures. In May 2010 the Second Judicial District Court in Washoe County transferred this case to the Eighth Judicial District Court in Clark County, Nevada (Case No. A-10-619411-C), and in September 2010 the latter court consolidated this action with the Charles Kim v. James J. Murren, et al. shareholder derivative action, Case No. A-09-599937-C.

        In December 2010 and January 2011 the Company and its directors filed motions with the court to dismiss the derivative complaints in the Israni and Kim cases. The defendant Company officers also filed a separate motion to dismiss on the grounds that plaintiffs failed to allege either that a pre-suit demand had been made on the Company's board of directors and had been wrongfully rejected, or that making such a demand would have been futile because the case falls within the extremely rare circumstance where the board would have been legally incapable of exercising its business judgment on the litigation decision. In March 2011, after the filing of these dismissal motions and pursuant to the parties' stipulation, the plaintiffs filed a consolidated amended complaint that asserted claims similar to those in their earlier complaints. In April 2011 the defendants filed motions to dismiss the consolidated amended complaint, on the same grounds as their original motions to dismiss. After hearing on the motions to dismiss in June 2010, the court in July 2010 granted the motions on the ground that plaintiffs had failed to allege facts excusing them from making a pre-suit demand on the Company's board of directors. The court directed that defendants submit a proposed order setting forth the factual and legal bases. The defendants submitted a proposed order, and the plaintiffs submitted an objection to the proposed order. The court has not ruled to date on the proposed order and the objection thereto. These cases remain pending.

        The Company will continue to vigorously defend itself against the claims asserted in these securities and derivative cases.

        Email Link Corp. v. Treasure Island, LLC; Wynn Resorts, Limited; Las Vegas Sands Corporation; Cosmopolitan Hotels & Resorts Inc.; MGM Resorts International; Caesars Entertainment Corporation; Hard Rock Hotel Holdings, LLC; and Hilton Worldwide, Inc. United States District Court—District of Nevada, Case No. 2:11-cv-1433. Filed September 7, 2011. Email Link, assignee of U.S. Patent No. 7,840,176 (Patent ‘176), alleges that all defendants are infringing one or more claims of Patent ‘176 by transmitting email communications to customers, directly or through third parties, that contain links to data comprising website pages owned and operated by the defendants, and providing portions of defendants' website pages that contain links to other data. Plaintiff further alleges that defendants are indirectly infringing the subject patent by inducing their customers to use defendants' provided links to respond to defendants' emails, which plaintiff contends constitutes customer infringement of this patent. The complaint seeks unspecified patent royalties consisting of a percentage of defendants' revenues earned by use of the asserted patent infringement for the period of the patent, treble damages for the period of asserted willful infringement, pre- and post-judgment interest and reasonable attorneys' fees and costs.

        The Company challenges the validity of the allegations in this complaint. In November 2011 the Company and several other defendants filed motions to dismiss the complaint on grounds including that the subject ‘176 Patent is unenforceable, and the complaint fails to state plausible claims for induced infringement, contributory infringement or direct infringement. Plaintiff has moved to file an amended complaint in the case. To date all of these motions remain pending before the court. The Company will continue to vigorously defend itself against plaintiff's claims.

  Other

        We and our subsidiaries are also defendants in various other lawsuits, most of which relate to routine matters incidental to our business. We do not believe that the outcome of such pending litigation, considered in the aggregate, will have a material adverse effect on the Company.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

        Our common stock is traded on the New York Stock Exchange under the symbol "MGM." The following table sets forth, for the calendar quarters indicated, the high and low sale prices of our common stock on the New York Stock Exchange Composite Tape.

	2011		2010
	High	Low	High	Low
First quarter	$16.94	$12.15	$12.87	$9.31
Second quarter	15.80	11.78	16.66	9.59
Third quarter	16.05	9.01	11.56	8.92
Fourth quarter	12.41	7.40	15.10	10.70

        There were approximately 4,483 record holders of our common stock as of February 20, 2012.

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

Share Repurchases

        Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. We did not repurchase shares of our common stock during the quarter and year ended December 31, 2011. The maximum number of shares available for repurchase under our May 2008 repurchase program was 20 million as of December 31, 2011.

ITEM 6.    SELECTED FINANCIAL DATA

        The following reflects selected historical financial data that should be read in conjunction with "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Net revenues	$7,849,312	$6,056,001	$6,010,588	$7,231,273	$7,714,650
Operating income (loss)	4,057,146	(1,158,931)	(963,876)	(195,986)	2,863,930
Income (loss) from continuing operations	3,234,944	(1,437,397)	(1,291,682)	(921,669)	1,400,545
Net income (loss)	3,234,944	(1,437,397)	(1,291,682)	(921,669)	1,584,419
Net income (loss) attributable to MGM Resorts International	3,114,637	(1,437,397)	(1,291,682)	(921,669)	1,584,419
Earnings per share of common stock attributable to MGM Resorts:
Basic
Income from continuing operations	$6.37	$(3.19)	$(3.41)	$(3.29)	$4.88
Net income (loss) per share	$6.37	$(3.19)	$(3.41)	$(3.29)	$5.52
Weighted average number of shares	488,652	450,449	378,513	279,815	286,809
Diluted
Income from continuing operations	$5.62	$(3.19)	$(3.41)	$(3.29)	$4.70
Net income (loss) per share	$5.62	$(3.19)	$(3.41)	$(3.29)	$5.31
Weighted average number of shares	560,895	450,449	378,513	279,815	298,284
At year-end:
Total assets	$27,766,276	$18,951,848	$22,509,013	$23,265,519	$22,784,872
Total debt, including capital leases	13,472,263	12,050,437	14,060,270	13,470,618	11,182,003
Stockholders' equity	9,882,222	2,932,162	3,804,049	3,907,978	6,060,703
MGM Resorts stockholders' equity	6,086,578	2,932,162	3,804,049	3,907,978	6,060,703
MGM Resorts Stockholders' equity per share	$12.45	$6.00	$8.62	$14.13	$20.63
Number of shares outstanding	488,835	488,513	441,222	276,507	293,769

        The selected financial data above includes restatements to certain balance sheet and income statement accounts for errors related to deferred tax liabilities in our financial statements for years prior to 2009. See Note 2 in the accompanying financial statements for additional information related to these restatements. In addition, pursuant to the guidance in the recently issued AICPA Audit and Accounting Guide, "Gaming," we have also reclassified certain amounts paid under slot participation agreements from a reduction in casino revenue to casino expense.

        The following events/transactions affect the year-to-year comparability of the selected financial data presented above:

Acquisitions and Dispositions

•
In 2007, we sold the Primm Valley Resorts.
•
In 2007, we sold the Colorado Belle and Edgewater resorts in Laughlin, Nevada (the "Laughlin Properties").
•
In 2007, we recognized a $1.03 billion pre-tax gain on the contribution of CityCenter to a joint venture.
•
In 2009, we sold the Treasure Island casino resort ("TI") in Las Vegas, Nevada and recorded a gain on the sale of $187 million.

•
In 2011, we acquired an additional 1% of the overall capital stock in MGM China (and obtained a controlling interest) and thereby became the indirect owner of 51% of MGM China. We recorded a gain of $3.5 billion on the transaction.

        The results of the Primm Valley Resorts and the Laughlin Properties are classified as discontinued operations for all applicable periods presented, including the gain on sales of such assets. The results of TI are not recorded as discontinued operations, as we believe significant customer migration occurred between TI and our other Las Vegas Strip resorts. As a result of our acquisition of the additional 1% share of MGM China, we began consolidating the results of MGM China on June 3, 2011 and ceased recording the results of MGM Macau as an equity method investment.

Other

•
During 2007, we recognized $93 million related to our share of profits from the sale of condominium units at The Signature at MGM Grand.
•
During 2007, we recognized $284 million of pre-tax income for insurance recoveries related to Hurricane Katrina.
•
In 2008, we recorded a $1.2 billion non-cash impairment charge related to goodwill and indefinite-lived intangible assets recognized in the Mandalay acquisition.
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
•
In 2010, we recorded a $142 million net gain on extinguishment of debt in connection with our 2010 senior credit facility amendment and restatement.
•
In 2011, we recorded non-cash impairment charges of $26 million related to our share of the CityCenter residential real estate impairment, $80 million related to Circus Circus Reno, $23 million related to our investment in Silver Legacy and $62 million related to our investment in Borgata.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

  Current Operations

        Our primary business is the ownership and operation of casino resorts, which includes offering gaming, hotel, convention, dining, entertainment, retail and other resort amenities. We believe that we own and invest in several of the premier casino resorts in the world and have continually reinvested in our resorts to maintain our competitive advantage. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our resorts to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide cash for future development. Our results of operations are affected by decisions we make related to our capital allocation, our access to capital, and our cost of capital – all of which were affected by the recent economic recession and credit crisis leading to constraints on investments and higher costs of capital. However, our access to lower cost capital has improved, and over the next few years we remain committed to further deleveraging our balance sheet and improving our credit profile.

        Our results of operations do not tend to be seasonal in nature, though a variety of factors may affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our high-end customers, and the level of play during major holidays, including New Year and Chinese New Year. Our results do not depend on key individual customers, although our success in marketing to customer groups, such as convention customers, or the financial health of customer segments, such as business travelers or high-end gaming customers from a particular country or region, can affect our results. Certain of our resorts earn significant revenues from the high-end gaming business, which lead to variability in our results.

        We have two reportable segments that are based on the regions in which we operate: wholly owned domestic resorts and MGM China. We currently operate 15 wholly owned resorts in the United States. MGM China's operations consist of the MGM Macau resort and casino. We have additional business activities including our investments in unconsolidated affiliates, our MGM Hospitality operations, and certain other corporate and management operations. CityCenter is our most significant unconsolidated affiliate, which we also manage for a fee. Our operations which have not been segregated into separate reportable segments are reported as "corporate and other" operations in our reconciliations of segment results to consolidated results.

        Wholly Owned Domestic Resorts. At December 31, 2011, our wholly owned domestic resorts consisted of the following casino resorts:

Las Vegas, Nevada:	Bellagio, MGM Grand Las Vegas (including The Signature), Mandalay Bay, The Mirage, Luxor, New York-New York, Excalibur, Monte Carlo and Circus Circus Las Vegas.
Other:
MGM Grand Detroit in Detroit, Michigan; Beau Rivage in Biloxi, Mississippi; Gold Strike Tunica in Tunica, Mississippi; Circus Circus Reno in Reno, Nevada; Gold Strike in Jean, Nevada; and Railroad Pass in Henderson, Nevada.

        We also own the Shadow Creek golf course in North Las Vegas, Fallen Oak golf course in Saucier, Mississippi, and the Primm Valley Golf Club (currently operated by a third party) at the California state line.

        Over half of the net revenue from our wholly owned domestic resorts is derived from non-gaming activities, including hotel, food and beverage, entertainment and other non-gaming amenities. Our significant convention and meeting facilities allow us to maximize hotel occupancy and customer volumes during off-peak times such as mid-week or during traditionally slower leisure travel periods, which also leads to better labor utilization. Our operating results are highly dependent on the volume of customers at our resorts, which in turn affects the price we can charge for our hotel rooms and other amenities. We market to different customer segments to manage our hotel occupancy, such as targeting large conventions to increase mid-week occupancy.

        We generate a significant portion of our revenue from our wholly owned domestic resorts in Las Vegas, Nevada, which exposes us to certain risks, such as increased competition from new or expanded Las Vegas resorts, and from the expansion of gaming in California.

        We have experienced a recovery in our wholly owned domestic operations during 2011. While adverse conditions in the economic environment have affected our operating results in recent years, we believe positive trends, such as increased visitation and consumer spending, will continue in 2012. However, we continue to believe that certain aspects of the current economy, such as weaknesses in employment and the housing market, will limit economic growth in the U.S. and temper our recovery. Because of these economic conditions, we have increasingly focused on managing costs and staffing levels across all our resorts and will continue to strive to achieve additional operating efficiencies. However, as a result of our leveraged business model, our operating results are significantly affected by our ability to generate operating revenues.

        Key performance indicators related to gaming and hotel revenue at our wholly owned domestic resorts are:

  •
  Gaming revenue indicators: table games drop and slots handle (volume indicators); "win" or "hold" percentage, which is not fully controllable by us. Our normal table games hold percentage is in the range of 19% to 23% of table games drop and our normal slots hold percentage is in the range of 7.5% to 8.5% of slots handle;
  •
  Hotel revenue indicators: hotel occupancy (a volume indicator); average daily rate ("ADR," a price indicator); and revenue per available room ("REVPAR," a summary measure of hotel results, combining ADR and occupancy rate).

        MGM China. On June 3, 2011, we and Ms. Ho, Pansy Catilina Chiu King ("Ms. Pansy Ho") completed a reorganization of the capital structure and the initial public offering of 760 million shares of MGM China Limited ("MGM China") on The Stock Exchange of Hong Kong Limited (the "IPO"), representing 20% of the post issuance base capital stock of MGM China, at an offer price of HKD 15.34 per share. Pursuant to this reorganization, we acquired, through a wholly owned subsidiary, an additional 1% of the overall capital stock of MGM China for HKD 15.34 per share, or approximately $75 million, and thereby became the owner of 51% of MGM China, which owns MGM Grand Paradise, S.A. ("MGM Grand Paradise"), the Macau company that owns the MGM Macau resort and casino and the related gaming subconcession and land concession.

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

        We believe our investment in MGM China plays an important role in extending our reach internationally and will foster future growth and profitability. Asia is the fastest-growing gaming market in the world and Macau is the world's largest gaming destination in terms of revenue, and has continued to grow over the past few years despite the global economic downturn.

        Our MGM China operations relate to MGM Macau resort and casino. Revenues at MGM Macau are generated primarily from gaming operations made up of two distinct market segments: main floor and high-end ("VIP"). MGM Macau main floor operations consist of both table games and slot machines offered to the public, which usually consists of walk-in and day trip visitors. VIP players play mostly in dedicated VIP rooms or designated gaming areas. VIP customers can be further divided into customers sourced by in-house VIP programs and those sourced through gaming promoters. A significant portion of our VIP volume is generated through the use of gaming promoters, also known as junket operators. These operators introduce high-end gaming players to MGM Macau, assist these customers with travel arrangements, and extend gaming credit to these players.

        VIP gaming at MGM Macau is conducted by the use of special purpose nonnegotiable gaming chips called "rolling chips." Gaming promoters purchase these rolling chips from MGM Macau and in turn they sell these chips to their players. The rolling chips allow MGM Macau to track the amount of wagering conducted by each gaming promoters' clients in order to determine VIP gaming play. In exchange for the gaming promoters' services, MGM Macau pays them either through rolling chip turnover-based commissions or through revenue-sharing arrangements. The estimated portion of the gaming promoter payments that represent amounts passed through to VIP customers is recorded net against casino revenue, and the estimated portion retained by the gaming promoter for its compensation is recorded to casino expense.

        In addition to the key performance indicators used by our wholly owned domestic resorts, MGM Macau utilizes "turnover" which is the sum of rolling chip wagers won by MGM Macau (rolling chips purchased plus rolling chips exchanged less rolling chips returned). Turnover provides a basis for measuring VIP casino win percentage. Normal win for VIP gaming operations at MGM Macau is in the range of 2.7% to 3.0% of turnover. MGM Macau's main floor historical table games hold percentage is in the range of 20% to 26% of table games drop. Normal slots hold percentage at MGM Macau is in the range of 5.5% to 7.5% of slots handle.

        Corporate and other. Corporate and other includes our investments in unconsolidated affiliates, MGM Hospitality and certain management and other operations.

        CityCenter. We own 50% of CityCenter. The other 50% of CityCenter is owned by Infinity World Development Corp ("Infinity World"), a wholly-owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, a 4,004-room casino resort; Mandarin Oriental Las Vegas, a 392-room non-gaming boutique hotel; Crystals, a retail district with approximately 329,000 leasable square feet; and Vdara, a 1,495-room luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental – 225 units and Veer – 669 units. Aria, Vdara, Mandarin Oriental and Crystals all opened in December 2009 and the sales of residential units within CityCenter began closing in early 2010. We receive a management fee of 2% of revenues for the management of Aria and Vdara, and 5% of EBITDA (as defined in the agreements governing our management of Aria and Vdara). In addition, we receive an annual fee of $3 million for the management of Crystals.

        Other unconsolidated affiliates. We also own 50% interests in Grand Victoria and Silver Legacy. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Silver Legacy is located in Reno, adjacent to Circus Circus Reno, and the other 50% is owned by Eldorado LLC. See "Operating Results – Details of Certain Charges."

        MGM Hospitality. MGM Hospitality seeks to leverage our management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. We have entered into management agreements for hotels in the Middle East, North Africa, India and, through its joint venture with Diaoyutai State Guesthouse, The People's Republic of China. MGM Hospitality opened its first resort, MGM Grand Sanya on Hainan Island, People's Republic of China in early 2012.

        Borgata. We have a 50% economic interest in Borgata Hotel Casino & Spa ("Borgata") located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation ("Boyd") owns the other 50% of Borgata and also operates the resort. Our interest is held in trust and currently offered for sale pursuant to our settlement agreement with New Jersey Department of Gaming Enforcement ("DGE"). In March 2010, the New Jersey Casino Control Commission ("CCC") approved the settlement agreement with the DGE pursuant to which we placed our 50% ownership interest in Borgata and related leased land in Atlantic City into a divestiture trust. The settlement agreement was amended on July 22, 2011 with the approval of the CCC on August 8, 2011. Following the transfer of these interests into trust, we ceased to be regulated by the CCC or the DGE, except as otherwise provided by the trust agreement and the settlement agreement.

        The terms of the settlement agreement, as amended, mandate the sale of the trust property by March 2014, which represents an 18-month extension compared to the original agreement. During the period ending in March 2013, which also represents an 18-month extension compared to the original agreement, we have the right to direct the trustee to sell the trust property, subject to approval of the CCC. If a sale is not concluded by that time, the trustee is responsible for selling the trust property during the following 12-month period. Prior to the consummation of the sale, the divestiture trust will retain any cash flows received in respect of the trust property, but will pay property taxes and other costs attributable to the trust property. We are the sole economic beneficiary of the trust and will be permitted to reapply for a New Jersey gaming license beginning 30 months after the completion of the sale of the trust assets. As of December 31, 2011 and 2010, the trust had $188 million of cash and investments, of which $150 million is held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within "Prepaid expenses and other."

        As a result of our ownership interest in Borgata being placed into a trust, we no longer have significant influence over Borgata; therefore, we discontinued the equity method of accounting for Borgata at the point the assets were placed in the trust in March 2010, and account for our investment in Borgata under the cost method of accounting. The carrying value of the investment related to Borgata is included in "Other long-term assets, net." Earnings and losses that relate to the investment that were previously accrued remain as a part of the carrying amount of the investment. Distributions received by the trust that do not exceed our share of earnings are recognized currently in earnings. However, distributions received by the trust that exceed our share of earnings for such periods are applied to reduce the carrying amount of its investment. We consolidate the trust as we are the sole economic beneficiary. The trust did not receive distributions from Borgata during the year ended December 31, 2011. The trust received net distributions from the joint venture of $113 million for the year ended December 31, 2010. We recorded $94 million as a reduction of the carrying value and $19 million was recorded as "Other, net" non-operating income for the year ended December 31, 2010.

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

        We recorded a pre-tax impairment charge of approximately $128 million at September 30, 2010 which decreased the carrying value of our investment in Borgata to approximately $250 million. The impairment charge was based on an offer received from a potential buyer at that time and authorized by our Board of

Directors. We ultimately did not reach final agreement with such buyer. We continue to negotiate with other parties who have expressed interest in the asset, but can provide no assurance that a transaction will be completed.

        We reviewed the carrying value of our 50% interest in Borgata as of December 31, 2011 and determined that it was necessary to record an other-than-temporary impairment charge of $62 million in "Property transactions, net," based on an estimated fair value of $185 million for our 50% interest. Management used a discounted cash flow analysis to determine the estimated fair value from a market participant's point of view. Key assumptions included in such analysis include management's estimates of future cash flows, including outflows for capital expenditures, an appropriate discount rate, and long-term growth rate. There is significant uncertainty surrounding Borgata's future operating results, primarily due to the planned opening of a major new resort in the Atlantic City market during 2012 and other additional competition expected in surrounding markets. As a result, for purposes of this analysis management has reflected a decrease in forecasted cash flows in 2012 and 2013. Also, management used a long-term growth rate of 3% and a discount rate of 10.5%, which it believes appropriately reflects risk associated with the estimated cash flows. This analysis is sensitive to management assumptions, and increases or decreases in these assumptions would have a material impact on the analysis.

        In July 2010, we entered into an agreement to sell four long-term ground leases and their respective underlying real property parcels, approximately 11 acres, underlying the Borgata. The transaction closed in November 2010; the trust received net proceeds of $71 million and we recorded a gain of $3 million related to the sale in "Property transactions, net."

  Liquidity and Financial Position

        As of December 31, 2011, we had approximately $13.6 billion principal amount of indebtedness outstanding, including $3.3 billion of borrowings under our senior credit facility, which included $778 million borrowed in December 2011, to increase our capacity for issuing additional secured indebtedness. Giving effect to the subsequent repayment of these amounts, we would have had approximately $957 million of available borrowing capacity under our senior credit facility at December 31, 2011. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. At December 31, 2011 we had no other existing sources of borrowing availability, except to the extent we pay down further amounts outstanding under the senior credit facility.

        In January 2012, we issued $850 million of 8.625% senior notes due 2019, for net proceeds to us of approximately $836 million. The notes are unsecured and otherwise rank equally in right of payment with our existing and future senior indebtedness.

        Our senior credit facility was amended and restated in February 2012, and consists of approximately $1.8 billion in term loans and a $1.3 billion revolver. Under the restated senior credit facility, loans and revolving commitments aggregating approximately $1.8 billion (the "extending loans") were extended to February 2015. The extending loans are subject to a pricing grid that decreases the LIBOR spread by as much as 250 basis points based upon collateral coverage levels at any given time (commencing 45 days after the restatement effective date) and the LIBOR floor on extended loans is reduced from 200 basis points to 100 basis points.

        The restated senior credit facility allows us to refinance indebtedness maturing prior to February 23, 2015 but limits our ability to prepay later maturing indebtedness until the extended facilities are paid in full. We may issue unsecured debt, equity-linked and equity securities to refinance our outstanding indebtedness; however, we are required to use net proceeds from certain indebtedness issued in amounts in excess of $250 million (excluding amounts used to refinance indebtedness) to ratably prepay the credit facilities in an amount equal to 50% of the net cash proceeds of such excess. Under the restated senior credit facility we are no longer required to use net proceeds from equity offerings to prepay the restated

senior credit facility. In connection with the restated senior credit facility we agreed to use commercially reasonable efforts to deliver a mortgage, limited in amount to comply with indenture restrictions, encumbering the Beau Rivage within 90 days from the effective date of the restated loan agreement. Upon the issuance of such mortgage, the holders of our 13% senior secured notes due 2013 would obtain an equal and ratable lien in the collateral.

        Under the amended senior credit facility, we and our restricted subsidiaries are required to maintain a minimum trailing annual EBITDA (as defined in the agreement governing our senior credit facility) of $1.2 billion for each of the quarters of 2012, increasing to $1.25 billion at March 31, 2013, to $1.3 billion at June 30, 2013, and to $1.4 billion at March 31, 2014. Capital expenditure limits previously in place under the senior credit facility did not change in the restated loan agreement.

        MGM China. As of December 31, 2011, MGM Grand Paradise, had cash of approximately $720 million and approximately $552 million of debt outstanding under its term loan credit facility, which is secured by the assets of MGM Macau. We do not guarantee MGM Grand Paradise's obligations under its credit agreement. In February 2012, MGM China's Board of Directors declared a dividend of approximately $400 million which will be paid to shareholders of record as of March 9, 2012, and distributed on or about March 20, 2012. We will receive approximately $204 million, representing 51% of such dividend.

        "Principal Debt Arrangements" for further discussion of our debt agreements and related covenants.

Results of Operations

        The following discussion is based on our consolidated financial statements for the years ended December 31, 2011, 2010 and 2009. Certain results in this section are discussed on a "same store" basis excluding the results of TI, which was sold in March 2009.

        The following table summarizes our financial results:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net revenues	$7,849,312	$6,056,001	$6,010,588
Operating income (loss)	4,057,146	(1,158,931)	(963,876)
Net income (loss)	3,234,944	(1,437,397)	(1,291,682)
Net income (loss) attributable
MGM Resorts International	3,114,637	(1,437,397)	(1,291,682)

        Our results of operations for the year ended December 31, 2011 include the results of MGM China from June 3, 2011 on a consolidated basis. Prior thereto, results of operations of MGM China were reflected under the equity method of accounting – see "Operating Results – Income (Loss) from Unconsolidated Affiliates." Net revenues and operating income related to MGM China from June 3, 2011 through December 31, 2011 were $1.5 billion and $137 million, respectively. In addition, we recorded a $3.5 billion gain related to the MGM China transaction in 2011.

        Operating income in 2011 benefited from improved results at each of MGM Macau, CityCenter and our wholly owned domestic resorts compared to 2010. Comparability between periods was affected by $179 million of property transactions in 2011 and $1.5 billion of property transactions in 2010. In addition, operating income was affected by the $3.5 billion MGM China gain and our share of CityCenter residential impairment charges of $26 million in 2011 and $166 million in 2010. For additional detail related to property transactions and residential impairment charges, see "Operating Results– Income (Loss) from Unconsolidated Affiliates" and "Operating Results– Detail of Certain Charges."

        Operating loss in 2010 increased 20% from 2009 and was negatively affected by recessionary trends that extended into 2010. In addition, operating loss was affected by $1.5 billion of property transactions, $166 million of residential impairment charges in 2010, and $1.3 billion of property transactions and $203 million of CityCenter residential inventory impairment charges in 2009.

        Corporate expense increased 41% to $175 million in 2011 as a result of costs associated with our MGM China transaction, transition expenses related to the outsourcing of information systems, additional legal and development costs associated with future development initiatives, costs associated with the implementation of our new loyalty program and additional costs associated with community involvement. Corporate expense decreased 14% in 2010 primarily as a result of higher 2009 legal and advisory costs associated with our activities to improve our financial position.

        Depreciation and amortization in 2011 increased from 2010 primarily as a result of the consolidation of MGM China. Of the $221 million of depreciation expense at MGM China, $181 million related to amortization of intangible assets recognized in acquisition. Depreciation and amortization expense in 2010 decreased 8% due to certain assets being fully depreciated.

  Operating Results – Detailed Segment Information

        The following table presents net revenue and Adjusted EBITDA by reportable segment. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See "Non-GAAP Measures" for additional Adjusted EBITDA and Adjusted Property EBITDA information:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net revenue:
Wholly owned domestic resorts	$5,892,902	$5,634,350	$5,875,090
MGM China	1,534,963	-	-

Reportable segment net revenue	7,427,865	5,634,350	5,875,090
Corporate and other	421,447	421,651	135,498

	$7,849,312	$6,056,001	$6,010,588

Adjusted EBITDA:
Wholly owned domestic resorts	$1,298,116	$1,165,413	$1,343,562
MGM China	359,686	-	-

Reportable segment Adjusted Property EBITDA	1,657,802	1,165,413	1,343,562
Corporate and other	(101,233)	(235,200)	(236,463)

	$1,556,569	$930,213	$1,107,099

        See below for detailed discussion of segment results related to our wholly owned domestic operations and MGM China. Corporate and other revenue includes revenues from MGM Hospitality and management operations and reimbursed costs revenue primarily related to our CityCenter management agreement. Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services and were $351 million, $359 million and $99 million for 2011, 2010 and 2009, respectively.

        Adjusted EBITDA losses related to corporate and other decreased in 2011 compared to 2010 primarily as a result of a decrease in our share of losses from CityCenter, which were impacted by residential impairment charges as discussed further in "Operating Results – Income (loss) from unconsolidated affiliates." Partially offsetting the decrease in losses related to CityCenter was an increase in corporate expense discussed above and lower earnings from MGM Macau as Adjusted EBITDA related to corporate and other in 2011 only includes our share of earnings from MGM Macau through June 2, 2011 versus a full year in 2010 and 2009. Adjusted EBITDA losses related to corporate and other in 2010 decreased slightly from 2009, as an increase in our share of earnings from MGM Macau was offset by increased losses related to CityCenter and lower earnings from Borgata due to discontinuing equity method accounting.

        Wholly owned domestic operations. The following table presents detailed net revenue at our wholly owned domestic resorts:

	Year Ended December 31,
	2011	Percentage Change	2010	Percentage Change	2009
	(In thousands)
Casino revenue, net:
Table games	$800,216	(3%)	$827,274	(13%)	$955,238
Slots	1,625,420	3%	1,577,506	(2%)	1,611,037
Other	66,836	(11%)	74,915	(11%)	83,784

Casino revenue, net	2,492,472	1%	2,479,695	(6%)	2,650,059

Non-casino revenue:
Rooms	1,513,789	10%	1,370,054	(1%)	1,385,196
Food and beverage	1,374,614	3%	1,331,357	(2%)	1,362,325
Entertainment, retail and other	1,139,139	5%	1,086,469	(5%)	1,143,202

Non-casino revenue	4,027,542	6%	3,787,880	(3%)	3,890,723

	6,520,014	4%	6,267,575	(4%)	6,540,782
Less: Promotional allowances	(627,112)	(1%)	(633,225)	(5%)	(665,692)

	$5,892,902	5%	$5,634,350	(4%)	$5,875,090

        Net revenue related to wholly owned domestic resorts increased 5% compared to 2010, driven by a 13% increase in REVPAR at our Las Vegas Strip resorts as well as increases across our other non-gaming business. Net revenue related to wholly owned domestic resorts for 2010 decreased 4% compared to 2009. On a same store basis, net revenues decreased 3%.

        Table games revenue in 2011 decreased 3% compared to 2010 and was negatively affected by a lower baccarat hold percentage. Total table games hold percentage was near the low end of our normal range in both the current and prior year. Total table games revenue in 2011 was also affected by table games volume decreasing 3% compared to the prior year mainly as a result of lower baccarat volume. Slots revenue increased 3% overall and 4% at our Las Vegas Strip resorts in 2011.

        In 2010, table games revenue decreased 13% compared to 2009 on a same store basis, mainly as a result of a 6% decrease in overall table games volumes, combined with a lower hold percentage. Slots revenue decreased 1% in 2010 on a same store basis as a result of lower slots volume on the Las Vegas Strip, partially offset by a 5% increase at MGM Grand Detroit and a 3% increase at Gold Strike Tunica.

        Rooms revenue increased 10% in 2011 compared to 2010 driven by higher hotel rates and occupancy at our Las Vegas Strip resorts, as well as the implementation of resort fees across most of our resorts. Rooms revenue was flat on a same store basis for 2010 compared to 2009 as a result of a decrease in occupancy offset by slightly higher room rates. The following table shows key hotel statistics for our Las Vegas Strip resorts:

	Year Ended December 31,
	2011	2010	2009
Occupancy	90%	89%	91%
Average Daily Rate (ADR)	$127	$115	$112
Revenue per Available Room (REVPAR)	$115	$102	$101

        Food and beverage revenues increased 3% in 2011 as a result of increased catering and convention sales, as well as higher revenue across many Las Vegas Strip outlets. Entertainment, retail and other revenues increased 5%, driven by higher entertainment revenues related to arena events and across most Las Vegas Strip production shows. Food and beverage, entertainment, and retail revenues in 2010 and 2009 were negatively affected by lower customer spending.

        Adjusted Property EBITDA at our wholly owned domestic resorts was $1.3 billion in 2011, an increase of 11% driven by improved operating results across most of our Las Vegas Strip properties. In addition, 2011 Adjusted EBITDA increased 7% at MGM Grand Detroit, 14% at Beau Rivage and Adjusted Property EBITDA margin in 2011 increased by approximately 130 basis points from 2010, to 22%.

        Adjusted Property EBITDA at wholly owned domestic resorts was $1.2 billion in 2010, a decrease of 13% compared to 2009. On a same store basis, excluding the results of Treasure Island in 2009, Adjusted Property EBITDA decreased 12%. Adjusted Property EBITDA margin in 2010 was approximately 200 basis points lower than 2009 as a result of decreased revenues.

        MGM China. Net revenue for MGM China was $1.5 billion for the period from June 3, 2011 through December 31, 2011. Adjusted Property EBITDA was $360 million for the same period.

        The following table presents certain supplemental pro forma information for MGM China for the years ended December 31, 2011 and 2010 as if the transaction had occurred as of January 1, 2010. This information includes the impact of certain purchase accounting adjustments. This supplemental pro forma information is provided solely for comparative purposes and does not presume to be indicative of what actual results would have been if the acquisition of the controlling financial interest had been completed as of January 1, 2010, nor indicative of future results:

	Year Ended December 31,
	2011	2010
	(In thousands)
Net Revenue	$2,605,994	$1,571,226

Adjusted Property EBITDA	$629,692	$357,664
Property transactions, net	(1,618)	(3,962)
Depreciation and amortization	(359,286)	(373,829)

Operating income (loss)	268,788	(20,127)
Non-operating income (expense)	(22,621)	(46,228)

Income (loss) before income taxes	246,167	(66,355)
Benefit (provision) for income taxes	99,068	(37)

Net income (loss)	$345,235	$(66,392)

        Pro forma net revenue and Adjusted Property EBITDA for MGM China for the year ended December 31, 2011 increased primarily as a result of a 72% increase in VIP table games turnover and a 17% increase in main floor table games drop.

  Operating Results – Details of Certain Charges

        Stock compensation expense is recorded within the department of the recipient of the stock compensation award. The following table shows the amount of compensation expense recognized related to employee stock-based awards:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Casino	$7,552	$7,592	$10,080
Other operating departments	3,868	3,092	4,287
General and administrative	9,402	9,974	9,584
Corporate expense and other	18,885	14,330	12,620

	$39,707	$34,988	$36,571

        Preopening and start-up expenses consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
CityCenter	$-	$3,494	$52,010
Other	(316)	753	1,003

	$(316)	$4,247	$53,013

        Property transactions, net consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Circus Circus Reno impairment	$79,658	$-	$-
Borgata impairments	61,962	128,395	-
Silver Legacy impairment	22,966	-	-
CityCenter investment impairments	-	1,313,219	955,898
Atlantic City Renaissance Pointe land impairment	-	-	548,347
Gain on sale of TI	-	-	(187,442)
Other property transactions, net	14,012	9,860	11,886

	$178,598	$1,451,474	$1,328,689

        Circus Circus Reno. At September 30, 2011 we reviewed the carrying value of our Circus Circus Reno long-lived assets for impairment using revised operating forecasts developed by management for that resort in the third quarter of 2011. Due to current and forecasted market conditions and results of operations through September 30, 2011 being lower than previous forecasts, we recorded a non-cash impairment charge of $80 million in the third quarter of 2011 primarily related to a write-down of Circus Circus Reno's long-lived assets. Our discounted cash flow analysis for Circus Circus Reno included estimated future cash inflows from operations and estimated future cash outflows for capital expenditures utilizing an estimated discount rate and terminal year capitalization rate.

        Investment in Borgata. As discussed in "Executive Overview," we recorded a pre-tax impairment charge of approximately $128 million in 2010 based on an offer received from a potential buyer. We recorded an additional $62 million impairment charge at December 31, 2011.

        Investment in Silver Legacy. Silver Legacy has approximately $143 million of outstanding senior notes due in March 2012. Silver Legacy is exploring various alternatives for refinancing or restructuring its obligations under the notes, including filing for bankruptcy protection. We reviewed the carrying value of our investment in Silver Legacy as of December 31, 2011 and recorded an "other-than-temporary" impairment charge of $23 million to decrease the carrying value of our investment to zero. We will discontinue applying the equity method for our investment in Silver Legacy and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.

        Investment in CityCenter. At June 30, 2010, we reviewed our CityCenter investment for impairment using revised operating forecasts developed by CityCenter management. Based on current and forecasted market conditions and because CityCenter's results of operations through June 30, 2010 were below previous forecasts, and the revised operating forecasts were lower than previous forecasts, we concluded that we should review the carrying value of our investment. We determined that the carrying value of our investment exceeded our fair value determined using a discounted cash flow analyses and therefore an impairment was indicated. We intend to and believe we will be able to retain our investment in CityCenter; however, due to the extent of the shortfall and our assessment of the uncertainty of fully recovering our investment, we determined that the impairments were "other-than-temporary" and recorded impairment charges of $1.12 billion in the second quarter of 2010.

        At September 30, 2010, we recognized an increase of $232 million in our total net obligation under our CityCenter completion guarantee, and a corresponding increase in our investment in CityCenter. The increase primarily reflected a revision to prior estimates based on our assessment of the most current information derived from our close-out and litigation processes and does not reflect certain potential recoveries that CityCenter is pursuing as part of the litigation process. We completed an impairment review as of September 30, 2010 and as a result recorded an additional impairment of $191 million in the third quarter of 2010 included in "Property transactions, net."

        The discounted cash flow analyses for our investment in CityCenter included estimated future cash inflows from operations, including residential sales, and estimated future cash outflows for capital expenditures. The June 2010 and September 2010 analyses used an 11% discount rate and a long term growth rate of 4% related to forecasted cash flows for CityCenter's operating assets.

        At September 30, 2009, we reviewed our CityCenter investment for impairment using revised operating forecasts developed by CityCenter management at that time. In addition, the impairment charge related to CityCenter's residential real estate under development discussed below further indicated that our investment may have experienced an "other-than-temporary" decline in value. Our discounted cash flow analysis for CityCenter included estimated future cash outflows for construction and maintenance expenditures and future cash inflows from operations, including residential sales. Based on our analysis, we determined the carrying value of our investment exceeded its fair value and we determined that the impairment was "other-than-temporary." As a result, we recorded an impairment charge of $956 million included in "Property transactions, net."

        Atlantic City Renaissance Pointe Land. We reviewed the carrying value of our Renaissance Pointe land holdings for impairment at December 31, 2009 as we determined at that time that we did not intend to pursue development of our MGM Grand Atlantic City project for the foreseeable future. Our Board of Directors subsequently terminated this project. Our Renaissance Pointe land holdings included a 72-acre development site and also included 11 acres of land subject to a long-term lease with the Borgata joint venture. The fair value of the development land was determined based on a market approach, and the fair value of land subject to the long-term lease with Borgata was determined using a discounted cash flow analysis using expected contractual cash flows under the lease discounted at a market capitalization rate. As a result of our review, we recorded a non-cash impairment charge of $548 million in 2009.

        Sale of TI. On March 20, 2009, we closed the sale of the Treasure Island casino resort for net proceeds of approximately $746 million and recognized a pre-tax gain of $187 million related to the sale.

        Other. Other property transactions in 2011 include the write-off of goodwill related to Railroad Pass. Other property transactions during 2010 related primarily to write-downs of various discontinued capital projects. Other property transactions in 2009 primarily related to write-downs of various discontinued capital projects offset by $7 million of insurance recoveries related to the Monte Carlo fire.

  Operating Results – Income (Loss) from Unconsolidated Affiliates

        The following table summarizes information related to our income (loss) from unconsolidated affiliates:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
CityCenter	$(56,291)	$(250,482)	$(208,633)
MGM Macau	115,219	129,575	24,615
Borgata	-	6,971	72,602
Other	32,166	35,502	23,189

	$91,094	$(78,434)	$(88,227)

        We ceased recording MGM Macau operating results as income from unconsolidated affiliates under the equity method of accounting in June 2011, and we ceased recording Borgata operating results as income from unconsolidated affiliates in March 2010.

        Our share of CityCenter operating losses included our share of residential impairment charges of $26 million, $166 million and $203 million in 2011, 2010 and 2009, respectively. Upon substantial completion of construction of the Mandarin Oriental residential inventory in the first quarter of 2010 and the Veer residential inventory in the second quarter of 2010, CityCenter was required to carry its residential inventory at the lower of its carrying value or fair value less costs to sell. Fair value of the residential inventory is determined using a discounted cash flow analysis based on management's current expectations of future cash flows. The key inputs in the discounted cash flow analysis include estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate. CityCenter recorded a residential real estate impairment charge of $53 million in 2011. We recognized 50% of such impairment charge, resulting in a pre-tax charge of approximately $26 million. In 2010, CityCenter recorded residential impairment charges of $330 million. We recognized 50% of such impairment charges, resulting in a pre-tax charge of approximately $166 million.

        Included in loss from unconsolidated affiliates for the year ended December 31, 2009 is our share of an impairment charge relating to CityCenter residential real estate under development ("REUD"). CityCenter was required to review its REUD for impairment as of September 30, 2009, mainly due to CityCenter's September 2009 decision to discount the prices of its residential inventory by 30%. This decision and related market conditions led to CityCenter management's conclusion that the carrying value of the REUD was not recoverable based on estimates of undiscounted cash flows. As a result, CityCenter was required to compare the fair value of its REUD to its carrying value and record an impairment charge for the shortfall. Fair value of the REUD was determined using a discounted cash flow analysis based on management's current expectations of future cash flows. The key inputs in the discounted cash flow analysis included estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate. This analysis resulted in an impairment charge of approximately $348 million of the REUD. We recognized our 50% share of such impairment charge, adjusted by certain basis differences, resulting in a pre-tax charge of $203 million.

Non-operating Results

        Interest expense. The following table summarizes information related to interest on our long-term debt:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Total interest incurred (MGM Resorts)	$1,073,949	$1,113,580	$997,897
Total interest incurred (MGM China)	12,916	-	-
Interest capitalized	(33)	-	(222,466)

	$1,086,832	$1,113,580	$775,431

Cash paid for interest, net of amounts capitalized	$1,001,982	$1,020,040	$807,523
Weighted average total debt balance	$12.4 billion	$12.7 billion	$13.2 billion
End-of-year ratio of fixed-to-floating debt	72/28	81/19	61/39
Weighted average interest rate	7.7%	8.0%	7.6%

        In 2011, gross interest costs decreased related to a lower average debt balance during 2011. Included in interest expense in 2011 is $42 million of amortization of debt discount associated with the amendment of our senior credit facility during 2010. In 2010, gross interest costs increased compared to 2009 due to higher interest rates on our senior credit facility and newly issued fixed rate borrowings. Also included in interest expense in 2010 is $31 million of amortization of debt discount associated with the amendment of our senior credit facility during 2010.

        We had minimal capitalized interest in 2011 and none in 2010, as we ceased capitalization of interest related to CityCenter in December 2009. We have minimal other ongoing qualifying capital projects.

        Other, net. We recorded a net gain on extinguishment of debt of $142 million in "Other, net" related to the modification of our senior credit facility in March 2010. In 2009, we recorded an impairment of $176 million related to our M Resort note.

        Income taxes. The following table summarizes information related to our income taxes:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Income (loss) before income taxes	$2,831,631	$(2,216,025)	$(2,012,593)
Benefit for income taxes	403,313	778,628	720,911
Effective income tax rate	(14.2)%	35.1%	35.8%
Federal, state and foreign income taxes paid, net of refunds	$(172,018)	$(330,218)	$(53,863)

        We recorded an income tax benefit in 2011 even though we had pre-tax income for the year because we did not provide U.S. deferred taxes on the $3.5 billion gain recorded on the acquisition of the controlling financial interest in MGM China. The gain increased the excess amount for financial reporting over the U.S. tax basis of our investment in MGM China. No U.S. deferred taxes were provided for this excess amount because we expect it to resolve through repatriations of future MGM China earnings for which there will be sufficient foreign tax credits to offset all U.S. income tax that would result from such repatriations. Excluding the MGM China gain, we would have provided income tax benefit at an effective tax rate of 60.7% for 2011, higher than the federal statutory rate due primarily to an income tax benefit resulting from a decrease to the Macau net deferred tax liability recorded to reflect an assumed 5-year extension of the exemption from complementary tax on gaming profits and a lower effective tax rate on MGM China earnings. The income tax benefit on pre-tax loss in 2010 was provided essentially at the federal statutory rate of 35%. The income tax benefit provided on pre-tax loss in 2009 was greater than 35% primarily as a result of state tax benefit provided on the write-down of land in Atlantic City.

        The net refunds of cash taxes in 2011 and 2010 were due primarily to the carryback to prior years of U.S federal income tax net operating losses incurred in 2010 and 2009, respectively. The net refund of cash taxes in 2009 was due primarily to refunds of taxes that were paid in 2008.

  Non-GAAP Measures

        "Adjusted EBITDA" is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, and property transactions, net, and the gain on the MGM China transaction. "Adjusted Property EBITDA" is Adjusted EBITDA before corporate expense and stock compensation expense related to the MGM Resorts stock option plan, which is not allocated to each property. MGM China recognizes stock compensation expense related to its stock compensation plan which is included in the calculation of Adjusted Property EBITDA for MGM China. Adjusted EBITDA information is presented solely as a supplemental disclosure to reported GAAP measures because management believes these measures are 1) widely used measures of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies.

        We believe that while items excluded from Adjusted EBITDA and Adjusted Property EBITDA may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to current operating trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and dependent on where the current period lies within the development cycle, as well as the size and scope of the project(s). "Property transactions, net" includes normal recurring disposals and gains and losses on sales of assets related to specific assets within our resorts, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. In addition, capital allocation, tax planning, financing and stock compensation awards are all managed at the corporate level. Therefore, we use Adjusted Property EBITDA as the primary measure of our operating resorts' performance.

        Adjusted EBITDA or Adjusted Property EBITDA should not be construed as an alternative to operating income or net income, as an indicator of our performance; or as an alternative to cash flows from operating activities, as a measure of liquidity; or as any other measure determined in accordance with generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in Adjusted EBITDA. Also, other companies in the gaming and hospitality industries that report Adjusted EBITDA information may calculate Adjusted EBITDA in a different manner and therefore, comparability may be limited.

        The following table presents a reconciliation of Adjusted EBITDA to net loss:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Adjusted EBITDA	$1,556,569	$930,213	$1,107,099
Preopening and start-up expenses	316	(4,247)	(53,013)
Property transactions, net	(178,598)	(1,451,474)	(1,328,689)
Gain on MGM China transaction	3,496,005	-	-
Depreciation and amortization	(817,146)	(633,423)	(689,273)

Operating income (loss)	4,057,146	(1,158,931)	(963,876)

Non-operating income (expense):
Interest expense, net	(1,086,832)	(1,113,580)	(775,431)
Other, net	(138,683)	56,486	(273,286)

	(1,225,515)	(1,057,094)	(1,048,717)

Income (loss) before income taxes	2,831,631	(2,216,025)	(2,012,593)
Benefit for income taxes	403,313	778,628	720,911

Net income (loss)	3,234,944	(1,437,397)	(1,291,682)
Less: Net income attributable to noncontrolling interests	(120,307)	-	-

Net income (loss) attributable to MGM Resorts International	$3,114,637	$(1,437,397)	$(1,291,682)

        The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Year Ended December 31, 2011
	Operating Income (Loss)	Preopening and Start-up Expenses	Gain on MGM China Transaction & Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$203,026	$-	$2,772	$96,699	$302,497
MGM Grand Las Vegas	71,762	-	232	77,142	149,136
Mandalay Bay	84,105	-	531	84,488	169,124
The Mirage	41,338	-	1,559	59,546	102,443
Luxor	39,866	-	112	38,103	78,081
New York-New York	63,824	-	(76)	23,536	87,284
Excalibur	44,428	-	646	20,183	65,257
Monte Carlo	35,059	-	131	22,214	57,404
Circus Circus Las Vegas	4,040	-	(1)	18,905	22,944
MGM Grand Detroit	125,235	-	1,415	39,369	166,019
Beau Rivage	30,313	-	58	39,649	70,020
Gold Strike Tunica	15,991	-	36	13,639	29,666
Other resort operations	(86,012)	-	80,120	4,133	(1,759)

Wholly owned domestic resorts	672,975	-	87,535	537,606	1,298,116
MGM China	137,440	-	1,120	221,126	359,686
MGM Macau (50%)	115,219	-	-	-	115,219
CityCenter (50%)	(56,291)	-	-	-	(56,291)
Other unconsolidated resorts	32,166	-	-	-	32,166
Management and other operations	(13,813)	(316)	-	14,416	287

	887,696	(316)	88,655	773,148	1,749,183

Stock compensation	(36,528)	-	-	-	(36,528)
Corporate	3,205,978	-	(3,406,062)	43,998	(156,086)

	$4,057,146	$(316)	$(3,317,407)	$817,146	$1,556,569

(1)
For the twelve months ended December 31, 2011, represents the Adjusted EBITDA of MGM China from June 3, 2011 (the first day of our majority ownership of MGM China) through December 31, 2011.
(2)
Represents our share of operating income, adjusted for the effect of certain basis differences for the approximately five months ended June 2, 2011.

	Year Ended December 31, 2010
	Operating Income (Loss)	Preopening and Start-up Expenses	Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$174,355	$-	$(17)	$96,290	$270,628
MGM Grand Las Vegas	84,359	-	127	78,607	163,093
Mandalay Bay	29,859	-	2,892	91,634	124,385
The Mirage	36,189	-	(207)	66,124	102,106
Luxor	18,822	-	257	42,117	61,196
New York-New York	41,845	-	6,880	27,529	76,254
Excalibur	39,534	-	803	22,899	63,236
Monte Carlo	5,020	185	3,923	24,427	33,555
Circus Circus Las Vegas	(5,366)	-	230	20,741	15,605
MGM Grand Detroit	115,040	-	(327)	40,460	155,173
Beau Rivage	21,564	-	349	39,374	61,287
Gold Strike Tunica	26,115	-	(540)	14,278	39,853
Other resort operations	(6,391)	-	20	5,413	(958)

Wholly owned domestic resorts	580,945	185	14,390	569,893	1,165,413
MGM Macau (50%)	129,575	-	-	-	129,575
CityCenter (50%)	(253,976)	3,494	-	-	(250,482)
Other unconsolidated resorts	42,764	-	-	-	42,764
Management and other operations	(27,084)	568	-	14,358	(12,158)

	472,224	4,247	14,390	584,251	1,075,112

Stock compensation	(34,988)	-	-	-	(34,988)
Corporate	(1,596,167)	-	1,437,084	49,172	(109,911)

	$(1,158,931)	$4,247	$1,451,474	$633,423	$930,213

	Year Ended December 31, 2009
	Operating Income (Loss)	Preopening and Start-up Expenses	Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$157,079	$-	$2,326	$115,267	$274,672
MGM Grand Las Vegas	123,378	-	30	90,961	214,369
Mandalay Bay	65,841	948	(73)	93,148	159,864
The Mirage	74,756	-	313	66,049	141,118
Luxor	37,527	(759)	181	39,218	76,167
Treasure Island	12,730	-	(1)	-	12,729
New York-New York	45,445	-	1,631	31,479	78,555
Excalibur	47,973	-	(16)	24,173	72,130
Monte Carlo	16,439	-	(4,740)	24,895	36,594
Circus Circus Las Vegas	4,015	-	(9)	23,116	27,122
MGM Grand Detroit	90,183	-	7,336	40,491	138,010
Beau Rivage	16,234	-	157	49,031	65,422
Gold Strike Tunica	29,010	-	(209)	16,250	45,051
Other resort operations	(4,172)	-	(57)	5,988	1,759

Wholly owned domestic resorts	716,438	189	6,869	620,066	1,343,562
MGM Macau (50%)	24,615	-	-	-	24,615
CityCenter (50%)	(260,643)	52,009	-	-	(208,634)
Other unconsolidated resorts	96,132	815	-	-	96,947
Management and other operations	7,285	-	2,473	8,564	18,322

	583,827	53,013	9,342	628,630	1,274,812

Stock compensation	(36,571)	-	-	-	(36,571)
Corporate	(1,511,132)	-	1,319,347	60,643	(131,142)

	$(963,876)	$53,013	$1,328,689	$689,273	$1,107,099

Liquidity and Capital Resources

  Cash Flows – Summary

        Our cash flows consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$675,126	$504,014	$587,914

Investing cash flows:
Capital expenditures, net of construction payable	(301,244)	(207,491)	(136,850)
Proceeds from sale of Treasure Island, net	-	-	746,266
Acquisition of MGM China, net of cash paid	407,046	-	-
Investments in and advances to unconsolidated affiliates	(128,848)	(553,000)	(963,685)
Distributions from unconsolidated affiliates in excess of earnings	2,212	135,058	-
Distributions from cost method investments	-	113,422	-
Property damage insurance recoveries	-	-	7,186
Investments in treasury securities- maturities longer than 90 days	(330,313)	(149,999)	-
Proceeds from treasury securities- maturities longer than 90 days	330,130	-	-
Other	(295)	75,931	16,828

Net cash used in investing activities	(21,312)	(586,079)	(330,255)

Financing cash flows:
Net borrowings (repayments) under bank credit facilities	900,848	(3,207,716)	(198,156)
Issuance of senior notes	311,415	2,489,485	1,921,751
Retirement of senior notes	(493,816)	(1,154,479)	(1,176,452)
Issuance of common stock in public offering, net	-	588,456	1,104,418
Other	(6,525)	(190,924)	(162,811)

Net cash provided by (used in) financing activities	711,922	(1,475,178)	1,488,750

Effect of exchange rate on cash	1,213	-	-

Net increase (decrease) in cash and cash equivalents	$1,366,949	$(1,557,243)	$1,746,409

  Cash Flows – Operating Activities

        We require a certain amount of cash on hand to operate our resorts. Beyond our cash on hand, we utilize company-wide cash management procedures to minimize the amount of cash held on hand or in banks. Funds are swept from accounts at our resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay borrowings under our bank credit facilities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by the timing of significant tax payments or refunds and distributions from unconsolidated affiliates.

        At December 31, 2011 and 2010, we held cash and cash equivalents of $1.9 billion and $499 million, respectively. In December 2011, we borrowed an additional $778 million under our senior credit facility to increase our capacity for issuing additional secured indebtedness. In addition, our cash balance at December 31, 2011 included $720 million of cash and cash equivalents related to MGM China.

        Cash provided by operating activities increased 34% compared to 2010. The current year includes $354 million in cash provided by operating activities related to MGM China. In addition, increased cash flows at our resorts were offset by lower tax refunds received in the current year period compared to the prior year period. We received net tax refunds of approximately $172 million in 2011 and net tax refunds of approximately $330 million in 2010. Cash flow from operating activities decreased 14% in 2010 compared to 2009 due to a decrease in operating income excluding non-cash charges, partially offset by the tax refund noted above.

  Cash Flows – Investing Activities

        A significant portion of our investing activities over the past three years related to our CityCenter joint venture. In 2011, we made contributions of $129 million to CityCenter, including $92 million related to the completion guarantee. In 2010, we made contributions of $553 million to CityCenter related to the completion guarantee. In 2009, we made equity contributions of $731 million to CityCenter.

        We had capital expenditures of $301 million in 2011, which included $27 million at MGM China. Capital expenditures related mainly to room remodels at Bellagio and MGM Grand, restaurant remodels, theater renovations, slot machine purchases and a remodel of the high limit slots area at Bellagio. Most of the costs capitalized related to furniture and fixtures, materials, and external labor costs. Capital expenditures of $207 million in 2010 mainly related to enhancements at various resorts and the purchase of an airplane. Capital expenditures of $137 million in 2009 consisted primarily of room remodel projects and various property enhancements, including capitalized interest.

        Our capital expenditures fluctuate from year to year depending on our decisions with respect to strategic capital investments in new or existing resorts and the timing of more regular capital investments to maintain the quality of our resorts; the amounts of which can vary depending on timing of larger remodel projects related to our public spaces and hotel rooms. In accordance with our senior credit facility covenants, we and our restricted subsidiaries were limited to $500 million of annual capital expenditures (as defined in the agreement governing our senior credit facility) in 2011.

        In June 2011, we paid approximately $75 million to acquire an additional 1% interest in MGM China and acquired cash of $482 million.

        During 2011, the trust holding our 50% ownership interest in Borgata received proceeds of $330 million from treasury securities with maturities greater than 90 days and reinvested $330 million in treasury securities with maturities greater than 90 days. We did not receive distributions from the Borgata trust in 2011. In 2010, the trust received $113 million of net distributions from Borgata and received $71 million from the sale of ground leases and underlying land. All amounts in the trust account, including the proceeds from the sale of our Borgata interest, will be distributed to us upon consummation of the sale of our Borgata interest. At December 31, 2011, there was $188 million in the trust account.

        In 2010, we recognized $135 million of distributions from unconsolidated affiliates within investing activities as a return of our investments, which primarily related to MGM Macau. We received a total of $192 million from MGM Macau in 2010, $59 million of which was recognized as cash flows from operating activities.

        We received $746 million in net proceeds related to the sale of TI in 2009. The insurance recoveries classified as investing cash flows in 2009 relate to the Monte Carlo fire.

  Cash Flows – Financing Activities

        In 2011, excluding the $778 million we repaid in early January 2012 on our senior credit facility, we repaid $60 million of net debt in 2011 including $91 million repaid by MGM China under its senior credit facility for the period from June 3, 2011 through December 31, 2011.

        During the year, we repaid:

  •
  $325 million outstanding principal amount of our 8.375% senior subordinated notes at maturity;
  •
  $129 million outstanding principal amount of our 6.375% senior notes due 2011 at maturity;
  •
  $6 million outstanding principal amount of our floating rate senior convertible debentures due 2033; and
  •
  $10 million principal amount of our 6.75% senior notes due 2012 and $22 million principal amount of our 6.75% senior notes due 2013 in open market repurchases.

        During 2011, we issued $300 million of 4.25% convertible senior notes due 2015 for net proceeds of $311 million, which were used to pay down borrowings under our senior credit facility.

        In 2010, excluding the $1.6 billion we repaid in early January 2011 on our senior credit facility, we repaid net debt of $290 million. We issued the following senior secured, convertible senior and senior notes during 2010:

  •
  $1.15 billion of 4.25% convertible senior notes due 2015; we paid $81 million for capped call transactions entered into in connection with the issuance;
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

        Excluding the $1.6 billion borrowed under the senior credit facility in late December 2009 and repaid in early January 2010, we repaid net debt of $1.1 billion in 2009. In addition, pursuant to our development agreement, we repaid $49 million of bonds issued by the Economic Development Corporation of the City of Detroit. In May 2009, we issued approximately 164.5 million shares of our common stock at $7 per share, for total net proceeds to us of $1.2 billion.

        We issued the following senior secured and senior notes during 2009:

  •
  $650 million of 10.375% senior secured notes due 2014;

  •
  $850 million of 11.125% senior secured notes due 2017; and
  •
  $475 million of 11.375% senior notes due 2018.

        We repaid the following principal amounts of senior and senior subordinated notes during 2009:

  •
  $226 million 6.5% senior notes (redeemed $122 million prior to maturity essentially at par);
  •
  $820 million 6% senior notes (redeemed $763 million prior to maturity essentially at par and the remaining $57 million was repaid at maturity); and
  •
  $100 million 7.25% senior debentures (redeemed prior to maturity for $127 million).

  Other Factors Affecting Liquidity

        Borgata settlement. As discussed in "Executive Overview," we entered into a settlement agreement with the DGE under which we will sell our 50% ownership interest in Borgata and related leased land in Atlantic City. Prior to the consummation of the sale, the divestiture trust will retain any cash flows received in respect of the trust property, but will pay property taxes and other costs attributable to the trust property to the extent that minimum trust cash balances are maintained. Prior to the settlement agreement, we had received significant distributions from Borgata, and not receiving such distributions until the ultimate sale could negatively affect our liquidity in interim periods.

        CityCenter completion guarantee. In January 2011, we entered into an amended completion and cost overrun guarantee in connection with CityCenter's restated senior credit facility agreement and issuance of $1.5 billion of senior secured first lien notes and senior secured second lien notes. Consistent with the previous completion guarantee, the terms of the amended completion guarantee provide for the application of the then remaining $124 million of net residential proceeds from sales of condominium properties at CityCenter to fund construction costs, or to reimburse us for construction costs previously expended; however, the timing of receipt of such proceeds is uncertain.

        As of December 31, 2011, we had funded $645 million under the completion guarantee. We have recorded a receivable from CityCenter of $110 million related to these amounts, which represents amounts reimbursable to us from CityCenter from future residential proceeds. We had a remaining estimated net obligation under the completion guarantee of $28 million which includes estimated litigation costs for the resolution of disputes with contractors as to the final construction costs and estimated amounts to be paid to contractors either through the joint venture's extra-judicial settlement process or through the legal process related to the Perini litigation. Our accrual also reflects certain estimated offsets to the amounts claimed by the contractors. CityCenter has reached, or expects to reach, settlement agreements with most of the construction subcontractors. However, significant disputes remain with the general contractor and certain subcontractors. Amounts claimed by such parties exceed amounts included in our completion guarantee accrual by approximately $185 million, as such amounts exceed our best estimate of our liability. Moreover, we have not accrued for any contingent payments to CityCenter related to the Harmon Hotel & Spa component, which is unlikely to be completed using the building as it now stands. See Note 11 in the accompanying financial statements for discussion of the status of the Harmon.

        We do not believe we would be responsible for funding under the completion guarantee any additional remediation efforts that might be required with respect to the Harmon; however, our view is based on a number of developing factors, including with respect to on-going litigation with CityCenter's contractors, actions by local officials and other developments related to the CityCenter venture, that are subject to change. CityCenter's restated senior credit facility provides that certain demolition expenses may be funded only by equity contributions from the members of the CityCenter venture or certain specified extraordinary receipts (which include any proceeds from the Perini litigation). Based on current estimates, which are subject to change, we believe the demolition of the Harmon would cost approximately $31 million

Principal Debt Arrangements

        Our long-term debt consists of publicly held senior, senior secured, senior subordinated and convertible senior notes and our senior credit facility. We pay fixed rates of interest ranging from 4.25% to 13% on our senior, senior secured, convertible senior and subordinated notes. At December 31, 2011, our senior credit facility had a capacity of $3.5 billion consisting of a term loan facility of $1.8 billion and a revolving credit facility of $1.7 billion and interest was based on a LIBOR margin of 5.00%, with a LIBOR floor of 2.00%, and a base margin of 4.00%, with a base rate floor of 4.00%. We amended and restated our senior credit facility in February 2012, see "Executive Overview" for more information on the amended and restated senior credit facility.

        Our senior credit facility contains certain financial and non-financial covenants, including a quarterly minimum EBITDA test, based on a rolling 12-month EBITDA and a covenant limiting annual capital expenditures. Further, our senior credit facility and certain of our debt securities contain restrictive covenants that, among other things, limit our ability to: pay dividends or distributions, repurchase or issue equity, prepay debt or make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; pledge or sell assets or consolidate with another company or sell all or substantially all assets; enter into transactions with affiliates; allow certain subsidiaries to transfer assets; and enter into sale and lease-back transactions. We are in compliance with all covenants, including financial covenants, under our senior credit facilities as of December 31, 2011.

        At December 31, 2011, we and our restricted subsidiaries were required under the senior credit facility to maintain a minimum trailing annual EBITDA (as defined in the agreement governing our senior credit facility) of $1.2 billion as of December 31, 2011. EBITDA for the trailing twelve months ended December 31, 2011 calculated in accordance with the terms of the senior credit facility was $1.28 billion. Additionally, we and our restricted subsidiaries were limited to $500 million of annual capital expenditures (as defined) during 2011; we were in compliance with the maximum capital expenditures covenants at December 31, 2011. We are limited to $500 million of capital expenditures in 2012.

        As of December 31, 2011, our senior credit facility allowed us to refinance indebtedness maturing prior to February 21, 2014, but limited our ability to prepay later maturing indebtedness until the extended facilities are paid in full. We may issue unsecured debt, equity-linked and equity securities to refinance our outstanding indebtedness; however, we were required to use net proceeds (a) from certain indebtedness issued in amounts in excess of $250 million (excluding amounts used to refinance indebtedness) and (b) from equity issued, other than in exchange for our indebtedness, in amounts in excess of $500 million (which limit we reached with our October 2010 stock offering) to ratably prepay the credit facilities, in each case, in an amount equal to 50% of the net cash proceeds of such excess subject to certain limitations under our senior credit facility and senior note indentures. Under the restated senior credit facility we are no longer required to use net proceeds from equity offerings to prepay the restated senior credit facility.

        All of our principal debt arrangements are guaranteed by each of our material subsidiaries, other than MGM Grand Detroit, LLC, our foreign subsidiaries and their U.S. holding companies, and our insurance subsidiaries. MGM Grand Detroit is a guarantor under the senior credit facility, but only to the extent that MGM Grand Detroit, LLC borrows under such facility. At December 31, 2011, the outstanding amount of borrowings related to MGM Grand Detroit, LLC was $450 million. In connection with our May 2009 senior credit facility amendment, MGM Grand Detroit granted lenders a security interest in its assets to secure its obligations under the senior credit facility. We and our subsidiaries may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities, in privately negotiated or open market transactions, by tender offer or otherwise pursuant to authorization of our Board of Directors.

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

        MGM Grand Paradise's credit facility is equivalent to approximately $552 million in term loans and a $400 million undrawn revolving loan at December 31, 2011, based on exchange rates at that date. Scheduled amortization on the term loan begins in July 2012 with a lump sum payment of $276 million upon final maturity in July 2015. The revolving loan may be redrawn, but is required to be repaid in full on the last date of the respective term loan, no later than July 2015. Interest on the term loan facility is based on HIBOR plus a margin ranging between 3% and 4.5%, based on MGM Grand Paradise's adjusted leverage ratio as defined in its credit facility agreement. Interest on the revolving facility can be denominated in either Hong Kong dollars or U.S. dollars and is based on the same margin range, plus HIBOR or LIBOR, as appropriate. As of December 31, 2011, the revolving facility is denominated entirely in Hong Kong dollars and interest is based on HIBOR plus 3%.

        At December 31, 2011, MGM Grand Paradise was required to maintain a specified adjusted leverage ratio at the end of each quarter while the loans are outstanding. The adjusted leverage ratio is required to be no greater than 4.00 to 1.00 for each quarter during 2011 and no greater than 3.50 to 1.00 thereafter. In addition, MGM Grand Paradise is required to maintain a debt service coverage ratio of no less than 1.50 to 1.00 at each quarter end. At December 31, 2011, MGM Grand Paradise was in compliance with its adjusted leverage ratio and debt service coverage ratios.

  Off Balance Sheet Arrangements

        Investments in unconsolidated affiliates. Our off balance sheet arrangements consist primarily of investments in unconsolidated affiliates, which consist primarily of our investments in CityCenter, Grand Victoria and Silver Legacy. We have not entered into any transactions with special purpose entities, nor have we engaged in any derivative transactions. Our unconsolidated affiliate investments allow us to realize the proportionate benefits of owning a full-scale resort in a manner that minimizes our initial investment. We have not historically guaranteed financing obtained by our investees, and there are no other provisions of the venture agreements which we believe are unusual or subject us to risks to which we would not be subjected if we had full ownership of the resort.

        Letters of credit. At December 31, 2011, we had outstanding letters of credit totaling $37 million.

Commitments and Contractual Obligations

        The following table summarizes our scheduled contractual obligations as of December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter
	(In millions)
Long-term debt	$563	$1,445	$4,565	$2,656	$1,476	$2,918
Estimated interest payments on long-term debt (1)	1,047	996	624	502	367	494
Capital leases	1	-	-	-	-	-
Operating leases	18	13	7	5	4	39
Tax liabilities (2)	29	-	-	-	-	-
Long-term liabilities	6	5	5	4	3	28
CityCenter funding commitments (3)	28	-	-	-	-	-
Other Purchase obligations
Employment agreements	101	48	12	1	-	-
Entertainment agreements (4)	94	-	-	-	-	-
Other (5)	207	42	43	42	32	-

	$2,094	$2,549	$5,256	$3,210	$1,882	$3,479

(1)
Estimated interest payments are based on principal amounts and expected maturities of debt outstanding at December 31, 2011 and management's forecasted LIBOR rates for our senior credit facility and HIBOR rates for the MGM Grand Paradise credit facility.
(2)
Approximately $112 million of liabilities related to uncertain tax positions and other tax liabilities are excluded from the table as we cannot reasonably estimate when examination and other activity related to these amounts will conclude.
(3)
Under our completion guarantee for CityCenter, we are committed to fund amounts in excess of currently funded project costs. Based on current forecasted expenditures, we estimate that we will be required to fund approximately $28 million for such guarantee, excluding future proceeds to be received from residential closings of $110 million.
(4)
Our largest entertainment commitments consist of minimum contractual payments to Cirque du Soleil, which performs shows at several of our resorts. We are generally contractually committed for a period of 12 months based on our ability to exercise certain termination rights; however, we expect these shows to continue for longer periods.
(5)
The amount for 2011 includes approximately $114 million of open purchase orders. Other commitments are for various contracts, including information technology, advertising, maintenance and other service agreements.

        See "Executive Overview—Liquidity and Financial Position" for discussion of our liquidity and financial position and ability to meet known obligations.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. To prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in the estimates and assumptions could have a material effect on our results of operations, financial position or cash flows. Senior management and the Audit Committee of the Board of Directors have reviewed the disclosures included herein about our critical accounting estimates, and have reviewed the processes to determine those estimates. However, by their nature, judgments are subject to an inherent degree of uncertainty and therefore actual results can differ from our estimates.

  Business Combinations

        We accounted for our acquisition of MGM China in June 2011 as a business combination and have historically had significant acquisitions accounted for as business combinations. In a business combination, we determine the fair value of acquired assets, including identifiable intangible assets, assumed liabilities, and noncontrolling interests. The fair value of the acquired business is allocated to the acquired assets, assumed liabilities, and noncontrolling interests based on their fair value, with any remaining fair value allocated to goodwill. This allocation process requires use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. Identifiable finite-life intangible assets, such as certain license rights and customer lists, are amortized over the intangible asset's estimated useful life. The method of amortization reflects the pattern in which the economic benefits of the intangible asset are consumed if determinable, normally estimated based on estimated future cash flows of the intangible asset. Goodwill, as well as other intangible assets determined to have indefinite lives, are not amortized, but are reviewed for impairment as discussed further below.

  Allowance for Doubtful Casino Accounts Receivable

        Marker play represents a significant portion of the table games volume at Aria, Bellagio, MGM Grand Las Vegas and The Mirage. In addition, MGM China extends credit to certain in house gaming customers and gaming promoters. Our other facilities do not emphasize marker play to the same extent, although we offer markers to customers at those casinos as well. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States and Macau. At December 31, 2011 and 2010, approximately 28% and 36%, respectively, of our casino accounts receivable was owed by customers from the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. At December 31, 2011 and 2010, approximately 61% and 51%, respectively, of our casino accounts receivable was owed by customers from the Far East. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers who are not residents of the United States.

        We maintain an allowance, or reserve, for doubtful casino accounts at all of our operating casino resorts. The provision for doubtful accounts, an operating expense, increases the allowance for doubtful accounts. We regularly evaluate the allowance for doubtful casino accounts. At resorts where marker play is not significant, the allowance is generally established by applying standard reserve percentages to aged account balances. At resorts where marker play is significant, we apply standard reserve percentages to aged account balances under a specified dollar amount and specifically analyze the collectibility of each account with a balance over the specified dollar amount, based on the age of the account, the customer's financial condition, collection history and any other known information. We also monitor regional and global economic conditions and forecasts to determine if reserve levels are adequate.

        In addition to enforceability issues, the collectibility of unpaid markers given by foreign customers is affected by a number of factors, including changes in currency exchange rates and economic conditions in the customers' home countries. Because individual customer account balances can be significant, the allowance and the provision can change significantly between periods, as information about a certain customer becomes known or as changes in a region's economy occur.

        The following table shows key statistics related to our casino receivables:

	At December 31,
	2011	2010	2009
	(In thousands)
Casino receivables	$347,679	$229,318	$261,025
Allowance for doubtful casino accounts receivable	94,800	85,547	88,557
Allowance as a percentage of casino accounts receivable	27%	37%	34%
Percentage of casino accounts outstanding over 180 days	18%	28%	24%

        Approximately $87 million of casino receivables and $21 million of the allowance for doubtful casino accounts receivable relate to MGM China at December 31, 2011. The allowance for doubtful accounts as a percentage of casino accounts receivable has decreased in the current year due to improved aging of accounts and improved collections. At December 31, 2011, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change pre-tax net income by $3 million, or less than $0.01 per share.

  Fixed Asset Capitalization and Depreciation Policies

        Property and equipment are stated at cost. For the majority of our property and equipment, cost has been determined based on estimated fair values in connection with the June 2011 MGM China acquisition, the April 2005 Mandalay acquisition and the May 2000 Mirage Resorts acquisition. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. When we construct assets, we capitalize direct costs of the project, including fees paid to architects and contractors, property taxes, and certain costs of our design and construction subsidiaries. In addition, interest cost associated with major development and construction projects is capitalized as part of the cost of the project. Interest is typically capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings, since we typically do not borrow funds directly related to a development project. Capitalization of interest starts when construction activities begin and ceases when construction is substantially complete or development activity is suspended for more than a brief period.

        We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. When constructing or purchasing assets, we must determine whether existing assets are being replaced or otherwise impaired, which also may be a matter of judgment. In addition, our depreciation expense is highly dependent on the assumptions we make about our assets' estimated useful lives. We determine the estimated useful lives based on our experience with similar assets, engineering studies, and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

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

        We review indefinite-lived intangible assets and goodwill at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year. Indefinite-lived intangible assets consist primarily of license rights, which are tested for impairment using a discounted cash flow approach, and trademarks, which are tested for impairment using the relief-from-royalty method. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on our budgeted future results discounted using a weighted average cost of capital, developed using a standard capital asset pricing model based on guideline companies in our industry, and market indicators of terminal year capitalization rates. As of the date we completed our 2011 goodwill impairment analysis, the estimated fair values of our reporting units with associated goodwill were substantially in excess of their carrying values for all our reporting units with goodwill except for Railroad Pass, for which we wrote off $5 million of goodwill in 2011, and MGM China. As discussed in "Executive Overview" we acquired a controlling interest in MGM China in June 2011. We recorded $2.8 billion of goodwill in connection with this acquisition. As of the date of our goodwill impairment test in the fourth quarter, which was less than a year from our original valuation completed in connection with the acquisition, we determined that the fair value of our MGM China reporting unit is slightly in excess of its carrying value, therefore no impairment was indicated. As discussed below, management makes significant judgments and estimates as part of these analyses. If future operating results for MGM China do not meet our current expectations, we may be required to record an impairment charge related to the MGM China goodwill.

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

        See "Executive Overview" and "Results of Operations" for discussion of write-downs and impairments of long-lived assets, goodwill and intangible assets. Other than mentioned therein, we are not aware of events or circumstances through December 31, 2011 that would cause us to review any material long-lived assets, goodwill or indefinite-lived intangible assets for impairment.

  Impairment of Investments in Unconsolidated Affiliates

        We evaluate our investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an "other-than-temporary" decline in value. If such conditions exist, we compare the estimated fair value of the investment to its carrying value to determine whether an impairment is indicated and determine whether the impairment is "other-than-temporary" based on our assessment of relevant factors, including consideration of our intent and ability to retain our investment. We estimate fair value using a discounted cash flow analysis based on estimates of future cash flows and market indicators of discount rates and terminal year capitalization rates. See "Executive Overview" and "Results of Operations" for discussion of impairment charges related to our investments in CityCenter, Borgata and Silver Legacy.

  Income Taxes

        We recognize deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences with a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. Except for certain state deferred tax assets, a foreign tax credit carryforward for U.S. income tax purposes and certain Macau deferred assets, we believe that it is more likely than not that our deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences. Given the negative impact of the U.S. economy on the results of our operations in the past several years and our expectations that our recovery will be tempered by certain aspects of the current economic conditions such as weaknesses in employment conditions and the housing market, we no longer rely on future domestic operating income in assessing the realizability of our domestic deferred tax assets and now rely only on the future reversal of existing domestic taxable temporary differences. Since the future reversal of existing U.S. federal taxable temporary differences currently exceeds the future reversal of existing U.S. federal deductible temporary differences, we continue to conclude that it is more likely than not that our U.S federal deferred tax assets as of December 31, 2011, other than the foreign tax credit carryforward, are realizable. We anticipate that the future reversal of our U.S. federal deductible temporary differences could exceed the future reversal of our U.S. federal taxable temporary differences as early as the first quarter of 2012, in which case we would record a valuation allowance for such excess with a corresponding reduction of federal income tax benefit on our statement of operations.

        Our income tax returns are subject to examination by the Internal Revenue Service ("IRS") and other tax authorities. Positions taken in tax returns are sometimes subject to uncertainty in the tax laws and may not ultimately be accepted by the IRS or other tax authorities.

        We assess our tax positions using a two-step process. A tax position is recognized if it meets a "more likely than not" threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. We review uncertain tax positions at each balance sheet date. Liabilities we record as a result of this analysis are recorded separately from any current or deferred income tax accounts, and are classified as current ("Other accrued liabilities") or long-term ("Other long-term liabilities") based on the time until expected payment. Additionally, we recognize accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

        We file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the taxes paid in foreign jurisdictions are not material.

        As of December 31, 2011, we were no longer subject to examination of our U.S. consolidated federal income tax returns filed for years ended prior to 2005. The IRS completed its examination of our consolidated federal income tax returns for the 2003 and 2004 tax years during 2010 and we paid $12 million in tax and $4 million in associated interest with respect to adjustments to which we agreed. In addition, we submitted a protest to IRS Appeals of certain adjustments to which we do not agree. We expect the issues subject to appeal will be settled within the next 12 months. During the fourth quarter of 2010, the IRS opened an examination of our consolidated federal income tax returns for the 2005 through 2009 tax years. It is reasonably possible that the IRS will complete this examination within the next 12 months and we may agree to certain adjustments and protest others.

        During the first quarter of 2011, the IRS opened audits of the 2007 through 2008 tax years of CityCenter Holdings LLC, an unconsolidated affiliate treated as a partnership for income tax purposes and the 2008 through 2009 tax years of MGM Grand Detroit LLC, a subsidiary treated as a partnership for income tax purposes. It is reasonably possible that the IRS will complete these examinations within the next 12 months and we may agree to certain adjustments and protest others.

        We reached settlement during 2010 with IRS Appeals with respect to the audit of the 2004 through 2006 tax years of MGM Grand Detroit, LLC. At issue was the tax treatment of payments made under an agreement to develop, own and operate a hotel casino in the City of Detroit. We agreed to pay $1 million in tax for such years as a result of this settlement.

        During the fourth quarter of 2010, a tentative settlement was reached with IRS Appeals with respect to the audit of the 2003 and 2004 tax years of a cost method investee of ours that is treated as a partnership for income tax purposes. The adjustments to which we agreed in such tentative settlement will be included in any settlement that we may reach with respect to the 2003 and 2004 examination of our consolidated federal income tax return. The IRS is currently auditing the 2005 through 2009 tax years of this investee. It is reasonably possible that the IRS will complete these examinations within the next 12 months and we may agree to certain adjustments and protest others.

        The IRS closed during 2010 its examination of the federal income tax return of Mandalay Resort Group for the pre-acquisition year ended April 25, 2005 and issued a "No-Change Letter." The statutes of limitations for assessing tax for all Mandalay Resort Group pre-acquisition years are now closed.

        As of December 31, 2011, other than the exceptions noted below, we were no longer subject to examination of our various state and local tax returns filed for years ended prior to 2007. The state of Illinois during 2010 initiated an audit of our Illinois combined returns for the 2006 and 2007 tax years. We expect that this audit will close and all issues will be settled in the next 12 months. The state of New Jersey began audit procedures during 2010 of a cost method investee of ours for the 2003 through 2006 tax years. No other state or local income tax returns of ours are currently under exam.

  Stock-based Compensation

        We account for stock options and stock appreciation rights ("SARs") measuring fair value using the Black-Scholes model. For restricted stock units, compensation expense is calculated based on the fair market value of our stock on the date of grant. There are several management assumptions required to determine the inputs into the Black-Scholes model. Our volatility and expected term assumptions can significantly affect the fair value of stock options and SARs. The extent of the impact will depend, in part, on the extent of awards in any given year.

        2005 Omnibus Incentive Plan. In 2011, we granted 3.5 million SARs with a total fair value of $19 million. In 2010, we granted 3.8 million SARs with a total fair value of $27 million. In 2009, we granted 6.8 million SARs with a total fair value of $37 million.

        For 2011 awards, a 10% change in the volatility assumption (72% for 2011; for sensitivity analysis, volatility was assumed to be 65% and 79%) would have resulted in a $1.5 million, or 8%, change in fair value. A 10% change in the expected term assumption (4.9 years for 2011; for sensitivity analysis, expected term was assumed to be 4.4 years and 5.4 years) would have resulted in a $1 million, or 4%, change in fair value. These changes in fair value would have been recognized over the four year vesting period of such awards. It should be noted that a change in the expected term would cause other changes, since the risk-free rate and volatility assumptions are specific to the term; we did not attempt to adjust those assumptions in performing the sensitivity analysis above.

        MGM China Share Option Plan. In 2011, MGM China granted 19.3 million stock options with a total fair value of $24 million. For 2011 awards, a 10% change in the volatility assumption (60% for 2011; for sensitivity analysis, volatility was assumed to be 54% and 66%) would have resulted in a $1.8 million, or 7%, change in fair value. A 10% change in the expected term assumption (8 years for 2011; for sensitivity analysis, expected term was assumed to be 7.2 years and 8.8 years) would have resulted in a $1 million, or 4%, change in fair value. These changes in fair value would have been recognized over the four year vesting period of such awards. It should be noted that a change in the expected term would cause other changes, since the risk-free rate is specific to the term; we did not attempt to adjust those assumptions in performing the sensitivity analysis above.

  Recently Issued Accounting Standards

        Certain amendments to Accounting Standards Codification ("ASC") 820, "Fair Value Measurements," will become effective for us for fiscal years beginning after December 15, 2011. Such amendments included a consistent definition of fair value, enhanced disclosure requirements for "Level 3" fair value adjustments and other changes to required disclosures. We will comply with the disclosure enhancements of this amendment when the amendment becomes effective. We do not expect this amendment to have a material effect on our financial statements.

        In June 2011, ASC 220, "Comprehensive Income," was amended and will become effective for us for fiscal years beginning after December 15, 2011, including retrospective adjustment. Such amendments allow us two options for the presentation of comprehensive income. Under either option, we are required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. As a result of the amendment, the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity is eliminated. We will comply with the disclosure enhancements of this amendment when the amendment becomes effective. We do not expect this amendment to have a material effect on our financial statements.

        In September 2011, ASC 350, "Intangibles-Goodwill and Others," was amended to simplify the assessment of goodwill impairment and will become effective for us for fiscal years beginning after December 15, 2011. The amended guidance allows us to do an initial qualitative assessment of relative events and circumstances to determine if fair value of a reporting unit is more likely than not less than its carrying value, prior to performing the two-step quantitative goodwill impairment test. We will comply with the disclosure enhancements of this amendment when the amendment becomes effective. We do not expect this amendment to have a material effect on our financial statements.

Market Risk

        In addition to the inherent risks associated with our normal operations, we are also exposed to additional market risks. Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Our primary exposure to market risk is interest rate risk associated with our variable rate long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed rate borrowings and short-term borrowings under our bank credit facilities. A change in interest rates generally does not have an impact upon our future earnings and cash flow for fixed-rate debt instruments. As fixed-rate debt matures, however, and if additional debt is acquired to fund the debt repayment, future earnings and cash flow may be affected by changes in interest rates. This effect would be realized in the periods subsequent to the periods when the debt matures. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions.

        As of December 31, 2011, long-term variable rate borrowings represented approximately 28% of our total borrowings. Assuming a 100 basis-point increase in LIBOR over the 2% floor specified in our senior credit facility, our annual interest cost would change by approximately $33 million based on gross amounts outstanding at December 31, 2011. Assuming a 100 basis-point increase in HIBOR for the MGM Grand Paradise credit facility, our annual interest cost would change by approximately $6 million based on amounts outstanding at December 31, 2011. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in,
								Fair Value December 31, 2011
	2012	2013	2014	2015	2016	Thereafter	Total
	(In millions)
Fixed rate	$535	$1,362	$1,158	$2,325	$1,476	$2,918	$9,774	$10,017
Average interest rate	6.8%	10.3%	8.4%	5.1%	8.2%	9.7%	8.1%
Variable rate	$28	$83	$3,407	$331	$-	$-	$3,849	$3,692
Average interest rate	3.2%	3.2%	6.9%	3.2%	N/A	N/A	6.5%

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We incorporate by reference the information appearing under "Market Risk" in Item 7 of this Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Consolidated Financial Statements and Notes to Consolidated Financial Statements, including the Independent Registered Public Accounting Firm's Report thereon, referred to in Item 15(a)(1) of this Form 10-K, are included at pages 84-142 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures are effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a- 15(e) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

        Except as noted below, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

        During the fourth quarter of 2011, we completed the transition of certain information technology processes and controls to a third-party service provider. The outsourced processes and controls primarily include the monitoring of database and system performance, servers, networks, and storage. In addition, the third party is providing help desk support, systems access and security and disaster recovery services.

Management's Annual Report on Internal Control over Financial Reporting

        Management's Annual Report on Internal Control Over Financial Reporting, referred to in Item 15(a)(1) of this Form 10-K, is included at page 82 of this Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

        The Independent Registered Public Accounting Firm's Attestation Report on our internal control over financial reporting referred to in Item 15(a)(1) of this Form 10-K, is included at page 83 of this Form 10-K.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        We incorporate by reference the information appearing under "Executive Officers of the Registrant" in Item 1 of this Form 10-K and under "Election of Directors" and "Corporate Governance" in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or before April 30, 2012 (the "Proxy Statement").

ITEM 11.    EXECUTIVE COMPENSATION

        We incorporate by reference the information appearing under "Executive and Director Compensation and Other Information" and "Corporate Governance — Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        We incorporate by reference the information appearing under "Principal Stockholders" and "Election of Directors" in the Proxy Statement.

Equity Compensation Plan Information

        The following table includes information about our equity compensation plans at December 31, 2011:

	Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Securities available for future issuance under equity compensation plans
	(In thousands, except per share data)
Equity compensation plans approved by security holders (1)	31,501	$20.18	8,020
Equity compensation plans not approved by security holders	-	-	-
(1)
As of December 31, 2011 we had 1 million restricted stock units outstanding that do not have an exercise price; therefore, the weighted average per share exercise price only relates to outstanding stock options and stock appreciation rights.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        We incorporate by reference the information appearing under "Transactions with Related Persons" and "Corporate Governance" in the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        We incorporate by reference the information appearing under "Selection of Independent Registered Public Accounting Firm" in the Proxy Statement.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1).	Financial Statements.
Included in Part II of this Report:
Management's Annual Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Balance Sheets — December 31, 2011 and 2010
Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
Notes to Consolidated Financial Statements
(a)(2).	Financial Statement Schedule.
Years Ended December 31, 2011, 2010 and 2009
Schedule II — Valuation and Qualifying Accounts

        We have omitted schedules other than the one listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(a)(3). Exhibits.

Exhibit Number	Description
3(1)	Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2011 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
3(2)	Amended and Restated Bylaws of the Company, effective December 14, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 20, 2010).
4.1(1)
Indenture dated July 21, 1993, by and between Mandalay Resort Group ("Mandalay") and First Interstate Bank of Nevada, N.A., as Trustee with respect to $150 million aggregate principal amount of 7.625% Senior Subordinated Debentures due 2013 (incorporated by reference to Exhibit 4(a) to Circus Circus Enterprises, Inc.'s Current Report on Form 8-K dated July 21, 1993).
4.1(2)
Indenture, dated February 1, 1996, by and between Mandalay and First Interstate Bank of Nevada, N.A., as Trustee (the "Mandalay February 1996 Indenture") (incorporated by reference to Exhibit 4(b) to Mandalay's Current Report on Form 8-K filed on February 13, 1996).
4.1(3)
Supplemental Indenture, dated as of November 15, 1996, by and between Mandalay and Wells Fargo Bank (Colorado), N.A., (successor to First Interstate Bank of Nevada, N.A.), as Trustee, to the Mandalay February 1996 Indenture, with respect to $150 million aggregate principal amount of 6.70% Senior Notes due 2096 (incorporated by reference to Exhibit 4(c) to Mandalay's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996 (the "Mandalay October 1996 10-Q")).
4.1(4)	6.70% Senior Notes due February 15, 2096 in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4(d) to the Mandalay October 1996 10-Q).
4.1(5)
Indenture, dated November 15, 1996, by and between Mandalay and Wells Fargo Bank (Colorado), N.A., as Trustee (the "Mandalay November 1996 Indenture") (incorporated by reference to Exhibit 4(e) to the Mandalay October 1996 10-Q).
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
4.1(8)
Indenture dated as of March 21, 2003 by and among Mandalay and The Bank of New York with respect to $400 million aggregate principal amount of Floating Rate Convertible Senior Debentures due 2033 (incorporated by reference to Exhibit 4.44 to Mandalay's Annual Report on Form 10-K for the fiscal year ended January 31, 2003).
4.1(9)
First Supplemental Indenture dated as of July 26, 2004, relating to Mandalay's Floating Rate Senior Convertible Debentures due 2033 (incorporated by reference to Exhibit 4 to Mandalay's Current Report on Form 8-K filed on July 26, 2004).

Exhibit Number	Description
4.1(10)	Indenture dated as of February 27, 2004, among the Company, as issuer, the Subsidiary Guarantors, as guarantors, and U.S. Bank National Association, as trustee, with respect to $525 million 5.875% Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 27, 2004).
4.1 (11)
Indenture dated as of March 23, 2004, among the Company, as issuer, the Subsidiary Guarantors, as guarantors, and U.S. Bank National Association, as trustee, with respect to the $300 million 5.875% Notes due 2014 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).
4.1(12)
Indenture dated as of August 25, 2004, among the Company, as issuer, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as trustee, with respect to $550 million 6.75% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 25, 2004).
4.1(13)
Indenture, dated June 20, 2005, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $500 million aggregate principal amount of 6.625% Senior Notes due 2015 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on June 22, 2005).
4.1(14)
Supplemental Indenture, dated September 9, 2005, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $375 million aggregate principal amount of 6.625% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 13, 2005).
4.1(15)
Indenture, dated April 5, 2006, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $500 million aggregate principal amount of 6.75% Senior Notes due 2013 and $250 million original principal amount of 6.875% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 7, 2006).
4.1(16)
Indenture dated as of December 21, 2006, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 21, 2006 (the "December 2006 8-K")).
4.1(17)
Supplemental Indenture dated as of December 21, 2006, by and among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 7.625% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the December 2006 8-K).
4.1(18)
Second Supplemental Indenture dated as of May 17, 2007 among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 7.5% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 17, 2007).
4.1(19)
Indenture dated as of November 14, 2008, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 13% Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 20, 2008).

Exhibit Number	Description
4.1(20)	Security Agreement, dated as of November 14, 2008, between New York-New York Hotel & Casino, LLC, and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 20, 2008).
4.1(21)
Pledge Agreement, dated as of November 14, 2008, among the Company, New PRMA Las Vegas Inc., and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 20, 2008).
4.1(22)
Indenture, dated as of May 19, 2009, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $650 million aggregate principal amount of 10.375% Senior Secured Notes due May 2014 and $850 million aggregate principal amount of 11.125% Senior Secured Notes due November 2017 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 22, 2009).
4.1(23)
Security Agreement, dated as of May 19, 2009, among Bellagio, LLC, The Mirage Casino-Hotel and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 22, 2009).
4.1(24)
Pledge Agreement, dated as of May 19, 2009, between Mirage Resorts, Incorporated and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on May 22, 2009).
4.1(25)
First Supplemental Indenture, dated as of June 15, 2009, by and among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 13% Senior Secured Notes due 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 19, 2009).
4.1(26)
Indenture, dated as of September 22, 2009, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $475 million aggregate principal amount of 11.375% Senior Notes due 2018 (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed on September 25, 2009).
4.1(27)
Indenture dated as of March 16, 2010, among the Company, the Subsidiary Guarantors party thereto, and U.S. Bank National Association as Trustee with respect to $845 million aggregate principal amount of 9% Senior Secured Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 14, 2010 (the "April 14, 2010 8-K")).
4.1(28)	Security Agreement, dated as of March 16, 2010, among MGM Grand Hotel, LLC, and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the April 14, 2010 8-K).
4.1(29)	Pledge Agreement, dated as of March 16, 2010, between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the April 14, 2010 8-K).
4.1(30)
Indenture dated as of April 10, 2010, among the Company, as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association as Trustee with respect to $1.15 billion aggregate principal amount of 4.25% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 22, 2010 (the "April 22, 2010 8-K")).

Exhibit Number	Description
4.1(31)	Indenture dated as of October 28, 2010, among the Company, as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association as Trustee with respect to $500 million aggregate principal amount of 10% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 29, 2010).
4.1(32)
Indenture, dated as of June 17, 2011, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 20, 2011).
4.2(1)
Guarantee (Mandalay Resort Group 7.625% Senior Subordinated Notes due 2013), dated as of April 25, 2005, by the Company and certain subsidiaries of the Company, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005 (the "September 2005 10-Q")).
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
10.1(1)
Sixth Amended and Restated Loan Agreement, dated as of March 16, 2010, by and among the Company, as borrower, MGM Grand Detroit, LLC, as co-borrower, the Lenders named therein, Bank of America, N.A., as Administrative Agent and Banc of America Securities LLC, RBS Securities, Inc., J.P. Morgan Securities Inc., Barclays Capital, BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Citibank North America, Inc., Sumitomo Mitsui Banking Corporation, Bank of Scotland PLC, Commerzbank, Wachovia Bank, National Association, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Joint Lead Arrangers (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on March 22, 2010).
10.1(2)
Sponsor Contribution Agreement, dated October 31, 2008, by and among the Company, as sponsor, CityCenter Holdings, LLC, as borrower, and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 6, 2008).
10.1(3)
Amendment No. 1 to Sponsor Contribution Agreement, dated April 29, 2009, among the Company, CityCenter Holdings, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 5, 2009).

Exhibit Number	Description
10.1(4)	Amended and Restated Sponsor Completion Guarantee, dated April 29, 2009, among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 5, 2009).
10.1(5)
Second Amended and Restated Sponsor Completion Guarantee, dated January 21, 2011, among the Company, Bank of America, N.A. and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 21, 2010).
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
10.1(14)
Subconcession Contract for the Exploitation of Games Fortune and Chance or Other Games in Casino in the Special Administrative Region of Macau, dated April 19, 2005, between Sociedade de Jogos de Macau, S.A., as concessionaire, and MGM Grand Paradise S.A., as subconcessionaire (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2011).
10.1(15)
Land Concession Agreement, dated as of April 18, 2005, relating to the MGM Macau resort and casino between the Special Administrative Region of Macau and MGM Grand Paradise, S.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).

Exhibit Number	Description
10.1(16)	Credit Facility Agreement, dated July 27, 2010, by and among MGM Grand Paradise, S.A., the guarantors named therein, Bank of America, N.A., Bank of China Limited, Macau Branch, Industrial and Commercial Bank of China (Macau) Limited, Banco Nacional Ultramarino, S.A., Crédit Agricole Corporate and Investment Bank Hong Kong Branch, BNP PARIBAS Hong Kong Branch, Commerzbank AG Hong Kong Branch, The Royal Bank of Scotland PLC, Singapore Branch, as Mandated Lead Arrangers, Banco Comercial Português, S.A., Macau Branch, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Sumitomo Mitsui Banking Corporation, as Lead Arrangers, Tai Fung Bank Limited, Banco Comercial de Macau, S.A., The Bank of Nova Scotia, Deutsche Bank AG, Hong Kong Branch, as Senior Managers, with Bank of America, N.A., Hong Kong Branch, as Facility Agent and Banco National Ultamarino, S.A., as Security Agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
10.1(17)
Amendment No. 1, dated July 22, 2011 to Stipulation of Settlement in the Matter of the Reopened 2005 Casino License Hearing of Marina District Development Company, LLC ("MDDC") dated March 11, 2010, by and among the Company, the State of New Jersey—Department of Law and Public Safety—Division of Gaming Enforcement, Boyd Gaming Corporation and MDDC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2011).
10.2(1)
Lease, dated August 3, 1977, by and between B&D Properties, Inc., as lessor, and Mandalay, as lessee; Amendment of Lease, dated May 6, 1983 (incorporated by reference to Exhibit 10(h) to Mandalay's Registration Statement (No. 2-85794) on Form S-1).
10.2(2)
Lease by and between Robert Lewis Uccelli, guardian, as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease (incorporated by reference to Exhibit 10(p) to Mandalay's Registration Statement (No. 33-4475) on Form S-1).
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
*10.3(2)
1997 Nonqualified Stock Option Plan, Amended and Restated February 2, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Quarter report on Form 10-Q for the fiscal quarter ended June 30, 2004).
*10.3(3)	Amendment to the Company's 1997 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on July 13, 2007).
*10.3(4)	Amended and Restated 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on April 6, 2009).

Exhibit Number	Description
*10.3(5)	Amended and Restated Annual Performance-Based Incentive Plan for Executive Officers, giving effect to amendment approved by the Company's shareholders on May 9, 2006 (incorporated by reference to Appendix A to the Company's 2006 Proxy Statement).
*10.3(6)	Deferred Compensation Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 10, 2005 (the "January 2005 8-K").
*10.3(7)	Supplemental Executive Retirement Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.1 to the January 2005 8-K).
*10.3(8)
Amendment to Deferred Compensation Plan II, dated as of December 21, 2005 (incorporated by reference to Exhibit 10.3(9) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
*10.3(9)
Amendment No. 1 to the Deferred Compensation Plan II, dated as of July 10, 2007 (incorporated by reference to Exhibit 10.3(11) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the "2007 10-K")).
*10.3(10)	Amendment No. 1 to the Supplemental Executive Retirement Plan II, dated as of July 10, 2007 (incorporated by reference to Exhibit 10.3(12) to the 2007 10-K).
*10.3(11)	Amendment No. 2 to the Deferred Compensation Plan II, dated as of October 15, 2007 (incorporated by reference to Exhibit 10.3(13) to the 2007 10-K).
*10.3(12)	Amendment No. 2 to the Supplemental Executive Retirement Plan II, dated as of October 15, 2007 (incorporated by reference to Exhibit 10.3(14) to the 2007 10-K).
*10.3(13)	Amendment No. 1 to the Deferred Compensation Plan II, dated as of November 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 7, 2008).
*10.3(14)
Amendment No. 1 to the Supplemental Executive Retirement Plan II, dated as of November 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 7, 2008).
*10.3(15)
Freestanding Stock Appreciation Right Agreement of the Company (effective for awards to named executive officers prior to November 2011) (incorporated by reference to Exhibit 10.3(15) of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
*10.3(16)
Restricted Stock Units Agreement of the Company (performance vesting) (effective for awards to named executive officers prior to November 2011) (incorporated by reference to Exhibit 10.3(16) of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
*10.3(17)
Restricted Stock Units Agreement of the Company (time vesting) (effective for awards to named executive officers prior to November 2011) (incorporated by reference to Exhibit 10.3(17) of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
*10.3(18)
Employment Agreement, dated December 13, 2010, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 20, 2010.
*10.3(19)
Employment Agreement, dated September 16, 2005, between the Company and James J. Murren (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 22, 2005 (the "September 22, 2005 8-K")).

Exhibit Number	Description
*10.3(20)	Employment Agreement, dated December 3, 2007, between the Company and Daniel J. D'Arrigo (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K dated December 7, 2007).
*10.3(21)
Amendment No. 1 to Employment Agreement, dated December 31, 2008, between the Company and James J. Murren (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 7, 2009).
*10.3(22)	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between the Company and Daniel J. D'Arrigo (incorporated by reference to the January 7, 2009 8-K).
*10.3(23)
Employment Agreement, effective as of April 6, 2009, between the Company and James J. Murren (incorporated by reference to Exhibit 10 to the Company's Amendment No. 1 to Current Report on Form 8-K filed on April 6, 2009).
*10.3(24)
Employment Agreement, effective as of August 3, 2009, between the Company and Corey Sanders (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on September 17, 2010).
*10.3(25)
MGM Resorts International (formerly MGM MIRAGE) Time-Vesting Stock Appreciation Right Agreement, dated April 6, 2009, between the Company and James J. Murren (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.3(26)
MGM Resorts International (formerly MGM MIRAGE) Time- and Price-Vesting Stock Appreciation Right Agreement, dated April 6, 2009, between the Company and James J. Murren (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.3(27)
MGM Resorts International (formerly MGM MIRAGE) Time- and Price-Vesting Stock Appreciation Right Agreement, dated April 6, 2009, between the Company and James J. Murren (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.3(28)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and James J. Murren (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.3(29)
MGM Resorts International (formerly MGM MIRAGE) Amended and Restated Freestanding Stock Appreciation Right Agreement, dated April 8, 2011, between the Company and James J. Murren (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.3(30)
MGM Resorts International (formerly MGM MIRAGE) Amended and Restated Restricted Stock Units Agreement, dated April 8, 2011, between the Company and James J. Murren (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.3(31)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and James J. Murren (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).

Exhibit Number	Description
*10.3(32)	Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and James J. Murren (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.3(33)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and Daniel J. D'Arrigo (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.3(34)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Restricted Stock Units Agreements, dated June 30, 2011, between the Company and Daniel J. D'Arrigo (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.3(35)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and Daniel J. D'Arrigo (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.3(36)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and Daniel J. D'Arrigo (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.3(37)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreements, dated June 30, 2011, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.3(38)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.3(39)
MGM Resorts International (formerly MGM MIRAGE) Amended and Restated Freestanding Stock Appreciation Right Agreement, dated April 8, 2011, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.3(40)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and Corey Sanders (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.3(41)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and Corey Sanders (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.3(42)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Restricted Stock Units Agreement, dated June 30, 2011, between the Company and Corey Sanders (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q dated filed on August 9, 2011).

Exhibit Number	Description
*10.3(43)	Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and Corey Sanders (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.3(44)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and William J. Hornbuckle (incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.3(45)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and William J. Hornbuckle (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.3(46)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Restricted Stock Units Agreements, dated June 30, 2011, between the Company and William J. Hornbuckle (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.3(47)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and William J. Hornbuckle (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.3(48)
Form of Freestanding Stock Appreciation Right Agreement of the Company (non-employee director), effective for awards granted in November 2011 and thereafter (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2011).
*10.3(49)
Form of Freestanding Stock Appreciation Right Agreement of the Company (employee), effective for awards granted in November 2011 and thereafter (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2011).
*10.3(50)
Form of Restricted Stock Units Agreement of the Company (time vesting), effective for awards granted in November 2011 and thereafter (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2011).
*10.3(51)
Form of Restricted Stock Units Agreement of the Company (performance vesting), effective for awards granted in November 2011 and thereafter (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2011).
*10.3(52)
Form of Restricted Stock Units Agreement of the Company (non-employee director), effective for awards granted in November 2011 and thereafter (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2011).
*10.3(53)
Employment Agreement, effective as of September 14, 2010, between the Company and William Hornbuckle (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2011).

Exhibit Number	Description
10.4(1)	Second Amended and Restated Joint Venture Agreement of Marina District Development Company, dated as of August 31, 2000, between MAC, CORP. and Boyd Atlantic City, Inc. (without exhibits) (incorporated by reference to Exhibit 10.2 to the September 2000 10-Q).
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
10.4(4)
Amended and Restated Joint Venture Agreement, dated as of June 25, 2002, between Nevada Landing Partnership and RBG, L.P. (incorporated by reference to Exhibit 10.1 to Mandalay's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004.)
10.4(5)
Amendment No. 1 to Amended and Restated Joint Venture Agreement, dated as of April 25, 2005, by and among Nevada Landing Partnership, an Illinois general partnership, and RBG, L.P., an Illinois limited partnership (incorporated by reference to Exhibit 10.4(5) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.4(6)
Amended and Restated Limited Liability Company Agreement of CityCenter Holdings, LLC, dated April 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 5, 2009).
10.4(7)
Limited Liability Company Operating Agreement of IKM JV, LLC, dated September 10, 2007 (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on September 13, 2007).
10.4(8)
Amendment No. 2 to Amended and Restated Joint Venture Agreement, dated May 13, 2011, by and among Nevada Landing Partnership, an Illinois general partnership, and RBG, L.P., an Illinois limited partnership (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
10.5(1)
Revised Development Agreement among the City of Detroit, The Economic Development Corporation of the City of Detroit and MGM Grand Detroit, LLC (incorporated by reference to Exhibit 10.10 to Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002).
10.5(2)
Revised Development Agreement effective August 2, 2002, by and among the City of Detroit, The Economic Development Corporation of the City of Detroit and Detroit Entertainment, L.L.C. (incorporated by reference to Exhibit 10.61 of Mandalay's Annual Report on Form 10-K for the year ended January 31, 2005).
10.5(3)
Stipulation of Settlement in the Matter of the Reopened 2005 Casino License Hearing of Marina District Development Company, LLC ("MDDC") dated March 11, 2010, by and among the State of New Jersey—Department of Law and Public Safety—Division of Gaming Enforcement, the Company, Boyd Gaming Corporation, Boyd Atlantic City, Inc., Marina District Development Holding Co., LLC and MDDC (incorporated by reference to Exhibit 10.2 to Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010).

	Exhibit Number	Description
	10.6(1)	Company Stock Purchase and Support Agreement, dated August 21, 2007, by and between the Company and Infinity World Investments, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 27, 2007).
10.6(2)
Amendment No. 1, dated October 17, 2007, to the Company Stock Purchase and Support Agreement by and between the Company and Infinity World Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 23, 2007).
	21	List of subsidiaries of the Company.
	23	Consent of Deloitte & Touche LLP.
	31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).
	31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a — 14(a) and Rule 15d — 14(a).
**	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
**	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
	99.1	Description of our Operating Resorts.
	99.2	Description of Regulation and Licensing.
101***
The following information from the Company's Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011, 2010 and 2009; (v) Notes to the Consolidated Financial Statements and (vi) Financial Statement Schedule.
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

 MANAGEMENT'S ANNUAL REPORT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  Management's Responsibilities

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Sections 13a- 15(f) and 15d- 15(f) of the Exchange Act) for MGM Resorts International and subsidiaries (the "Company").

  Objective of Internal Control over Financial Reporting

        In establishing adequate internal control over financial reporting, management has developed and maintained a system of internal control, policies and procedures designed to provide reasonable assurance that information contained in the accompanying consolidated financial statements and other information presented in this annual report is reliable, does not contain any untrue statement of a material fact or omit to state a material fact, and fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this annual report. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to all timely decisions regarding required disclosure. Significant elements of the Company's internal control over financial reporting include, for example:

  •
  Hiring skilled accounting personnel and training them appropriately;
  •
  Written accounting policies;
  •
  Written documentation of accounting systems and procedures;
  •
  Segregation of incompatible duties;
  •
  Internal audit function to monitor the effectiveness of the system of internal control;
  •
  Oversight by an independent Audit Committee of the Board of Directors.

  Management's Evaluation

        Management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the Company's internal control over financial reporting using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In making its assessment of changes in internal control over financial reporting as of December 31, 2011, the Company has excluded the MGM China operations because these operations were acquired in a business combination on June 3, 2011. These operations represent approximately 33% of the Company's total assets at December 31, 2011 and approximately 20% of its total net revenues for the year ended December 31, 2011. The Company intends to disclose any material changes in internal control over financial reporting with respect to the MGM China operations in the first annual assessment of internal control over financial reporting in which it is required to include MGM China.

        Based on its evaluation as of December 31, 2011, management believes that the Company's internal control over financial reporting is effective in achieving the objectives described above.

  Report of Independent Registered Public Accounting Firm

        Deloitte & Touche LLP audited the Company's consolidated financial statements as of and for the year ended December 31, 2011 and issued their report thereon, which is included in this annual report. Deloitte & Touche LLP has also issued an attestation report on the effectiveness of the Company's internal control over financial reporting and such report is also included in this annual report.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of MGM Resorts International

        We have audited the internal control over financial reporting of MGM Resorts International and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at MGM China Holdings Limited, which was acquired on June 3, 2011 and whose financial statements constitute 78.4% and 32.6% of net and total assets, respectively, 19.6% of revenues, and 7.4% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at MGM China Holdings Limited. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011. Our report dated February 29, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

February 29, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of MGM Resorts International

        We have audited the accompanying consolidated balance sheets of MGM Resorts International and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MGM Resorts International and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

February 29, 2012

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	At December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$1,865,913	$498,964
Accounts receivable, net	491,730	321,894
Inventories	112,735	96,392
Income tax receivable	-	175,982
Deferred income taxes	91,060	110,092
Prepaid expenses and other	251,282	252,321

Total current assets	2,812,720	1,455,645

Property and equipment, net	14,866,644	14,554,350
Other assets
Investments in and advances to unconsolidated affiliates	1,635,572	1,923,155
Goodwill	2,896,609	77,156
Other intangible assets, net	5,048,117	342,804
Other long-term assets, net	506,614	598,738

Total other assets	10,086,912	2,941,853

	$27,766,276	$18,951,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$170,994	$167,084
Income taxes payable	7,611	-
Accrued interest on long-term debt	203,422	211,914
Other accrued liabilities	1,362,737	867,223

Total current liabilities	1,744,764	1,246,221

Deferred income taxes	2,502,096	2,526,519
Long-term debt	13,470,167	12,047,698
Other long-term obligations	167,027	199,248
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares; issued and outstanding 488,834,773 and 488,513,351 shares	4,888	4,885
Capital in excess of par value	4,094,323	4,060,826
Retained earnings (accumulated deficit)	1,981,389	(1,133,248)
Accumulated other comprehensive income (loss)	5,978	(301)

Total MGM Resorts International stockholders' equity	6,086,578	2,932,162
Noncontrolling interests	3,795,644	-

Total stockholders' equity	9,882,222	2,932,162

	$27,766,276	$18,951,848

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues
Casino	$4,002,985	$2,479,695	$2,650,059
Rooms	1,547,765	1,370,054	1,385,196
Food and beverage	1,425,428	1,339,174	1,362,325
Entertainment	514,883	486,319	493,799
Retail	204,806	194,891	207,260
Other	485,661	459,926	478,263
Reimbursed costs	351,207	359,470	99,379

	8,532,735	6,689,529	6,676,281
Less: Promotional allowances	(683,423)	(633,528)	(665,693)

	7,849,312	6,056,001	6,010,588

Expenses
Casino	2,515,279	1,422,531	1,491,943
Rooms	485,751	423,073	427,169
Food and beverage	829,018	774,443	775,018
Entertainment	375,559	360,383	358,026
Retail	124,063	120,593	134,851
Other	345,484	333,817	284,919
Reimbursed costs	351,207	359,470	99,379
General and administrative	1,182,505	1,128,803	1,100,193
Corporate expense	174,971	124,241	143,764
Preopening and start-up expenses	(316)	4,247	53,013
Property transactions, net	178,598	1,451,474	1,328,689
Gain on MGM China transaction	(3,496,005)	-	-
Depreciation and amortization	817,146	633,423	689,273

	3,883,260	7,136,498	6,886,237

Income (loss) from unconsolidated affiliates	91,094	(78,434)	(88,227)

Operating income (loss)	4,057,146	(1,158,931)	(963,876)

Non-operating income (expense)
Interest expense, net	(1,086,832)	(1,113,580)	(775,431)
Non-operating items from unconsolidated affiliates	(119,013)	(108,731)	(47,127)
Other, net	(19,670)	165,217	(226,159)

	(1,225,515)	(1,057,094)	(1,048,717)

Income (loss) before income taxes	2,831,631	(2,216,025)	(2,012,593)
Benefit for income taxes	403,313	778,628	720,911

Net income (loss)	3,234,944	(1,437,397)	(1,291,682)
Less: Net income attributable to noncontrolling interests	(120,307)	-	-

Net income (loss) attributable to MGM Resorts International	$3,114,637	$(1,437,397)	$(1,291,682)

Income (loss) per share of common stock attributable to MGM Resorts International
Basic	$6.37	$(3.19)	$(3.41)

Diluted	$5.62	$(3.19)	$(3.41)

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$3,234,944	$(1,437,397)	$(1,291,682)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	817,146	633,423	689,273
Amortization of debt discounts, premiums and issuance costs	93,800	87,983	50,852
(Gain) loss on retirement of long-term debt	(717)	(132,126)	61,563
Provision for doubtful accounts	39,093	29,832	54,074
Stock-based compensation	39,707	34,988	36,571
Business interruption insurance - lost profits	-	-	(15,115)
Property transactions, net	178,598	1,451,474	1,328,689
Gain on MGM China transaction	(3,496,005)	-	-
Convertible note investment impairment	-	-	175,690
(Income) loss from unconsolidated affiliates	27,919	190,659	188,178
Distributions from unconsolidated affiliates	60,801	92,706	93,886
Change in deferred income taxes	(394,437)	(634,082)	(344,690)
Change in current assets and liabilities:
Accounts receivable	(155,043)	(17,376)	(121,088)
Inventories	(8,039)	5,418	6,571
Income taxes receivable and payable, net	183,649	197,986	(334,522)
Prepaid expenses and other	15,268	1,647	(17,427)
Accounts payable and accrued liabilities	32,924	11,208	37,158
Business interruption insurance recoveries	-	-	16,391
Other	5,518	(12,329)	(26,458)

Net cash provided by operating activities	675,126	504,014	587,914

Cash flows from investing activities
Capital expenditures, net of construction payable	(301,244)	(207,491)	(136,850)
Proceeds from sale of Treasure Island, net	-	-	746,266
Dispositions of property and equipment	348	77,601	22,291
Acquisition of MGM China, net of cash paid	407,046	-	-
Investments in and advances to unconsolidated affiliates	(128,848)	(553,000)	(963,685)
Distributions from unconsolidated affiliates in excess of earnings	2,212	135,058	-
Distributions from cost method investments	-	113,422	-
Property damage insurance recoveries	-	-	7,186
Investments in treasury securities- maturities longer than 90 days	(330,313)	(149,999)	-
Proceeds from treasury securities- maturities longer than 90 days	330,130	-	-
Other	(643)	(1,670)	(5,463)

Net cash used in investing activities	(21,312)	(586,079)	(330,255)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	(305,880)	(1,886,079)	(1,027,193)
Borrowings under bank credit facilities – maturities longer than 90 days	7,559,112	9,486,223	6,771,492
Repayments under bank credit facilities – maturities longer than 90 days	(6,352,384)	(10,807,860)	(5,942,455)
Issuance of senior notes	311,415	2,489,485	1,921,751
Retirement of senior notes	(493,816)	(1,154,479)	(1,176,452)
Debt issuance costs	-	(106,831)	(112,055)
Issuance of common stock in public offering, net	-	588,456	1,104,418
Capped call transactions	-	(81,478)	-
Repayment of Detroit Economic Development Corporation bonds	-	-	(49,393)
Other	(6,525)	(2,615)	(1,363)

Net cash provided by (used in) financing activities	711,922	(1,475,178)	1,488,750

Effect of exchange rate on cash	1,213	-	-

Cash and cash equivalents
Net increase (decrease) for the period	1,366,949	(1,557,243)	1,746,409
Change in cash related to assets held for sale	-	-	14,154
Balance, beginning of period	498,964	2,056,207	295,644

Balance, end of period	$1,865,913	$498,964	$2,056,207

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$1,001,982	$1,020,040	$807,523
Federal, state and foreign income taxes paid, net of refunds	(172,018)	(330,218)	(53,863)
Non-cash investing and financing activities
Increase (decrease) in investment in CityCenter related to change in completion guarantee liability	$54,352	$358,708	$(55,000)

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years ended December 31, 2011, 2010 and 2009
(In thousands)

	Common Stock
					Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total MGM Resorts Stockholders' Equity
	Shares	Par Value	Capital in Excess of Par Value	Treasury Stock				Non- controlling Interests	Total Stockholders' Equity
Balances, January 1, 2009, as previously reported	276,507	$3,693	$4,018,410	$(3,355,963)	$3,365,122	$(56,901)	$3,974,361	$-	$3,974,361
Prior period adjustment (see Note 2)	-	-	-	-	(66,383)	-	(66,383)	-	(66,383)

Balances, January 1, 2009, as restated (see Note 2)	276,507	$3,693	$4,018,410	$(3,355,963)	$3,298,739	$(56,901)	$3,907,978	$-	$3,907,978
Net loss	-	-	-	-	(1,291,682)	-	(1,291,682)	-	(1,291,682)
Currency translation adjustment	-	-	-	-	-	532	532	-	532
Reclass M resort convertible note valuation adjustment to current earnings	-	-	-	-	-	54,267	54,267	-	54,267
Other comprehensive income from unconsolidated affiliate, net	-	-	-	-	-	165	165	-	165

Total comprehensive loss							(1,236,718)	-	(1,236,718)
Stock-based compensation	-	-	43,050	-	-	-	43,050	-	43,050
Change in excess tax benefit from stock-based compensation	-	-	(14,854)	-	-	-	(14,854)	-	(14,854)
Issuance of common stock	164,450	717	(549,354)	3,355,963	(1,702,908)	-	1,104,418	-	1,104,418
Issuance of common stock pursuant to stock-based compensation awards	265	2	(29)	-	-	-	(27)	-	(27)
Other	-	-	202	-	-	-	202	-	202

Balances, December 31, 2009	441,222	4,412	3,497,425	-	304,149	(1,937)	3,804,049	-	3,804,049
Net loss	-	-	-	-	(1,437,397)	-	(1,437,397)	-	(1,437,397)
Currency translation adjustment	-	-	-	-	-	1,706	1,706	-	1,706
Other comprehensive loss from unconsolidated affiliate, net	-	-	-	-	-	(70)	(70)	-	(70)

Total comprehensive loss							(1,435,761)	-	(1,435,761)
Stock-based compensation	-	-	40,247	-	-	-	40,247	-	40,247
Change in excess tax benefit from stock-based compensation	-	-	(10,840)	-	-	-	(10,840)	-	(10,840)
Issuance of common stock	47,035	470	587,986	-	-	-	588,456	-	588,456
Issuance of common stock pursuant to stock-based compensation awards	256	3	(1,248)	-	-	-	(1,245)	-	(1,245)
Capped call transactions	-	-	(52,961)	-	-	-	(52,961)	-	(52,961)
Other	-	-	217	-	-	-	217	-	217

Balances, December 31, 2010	488,513	4,885	4,060,826	-	(1,133,248)	(301)	2,932,162	-	2,932,162
Net income	-	-	-	-	3,114,637	-	3,114,637	120,307	3,234,944
Currency translation adjustment	-	-	-	-	-	6,316	6,316	5,376	11,692
Other comprehensive loss from unconsolidated affiliate, net	-	-	-	-	-	(37)	(37)	-	(37)

Total comprehensive income							3,120,916	125,683	3,246,599
MGM China acquisition	-	-	-	-	-	-	-	3,672,173	3,672,173
Stock-based compensation	-	-	42,723	-	-	-	42,723	1,556	44,279
Change in excess tax benefit from stock-based compensation	-	-	(8,042)	-	-	-	(8,042)	-	(8,042)
Issuance of common stock	-	-	-	-	-	-	-	-	-
Issuance of common stock pursuant to stock-based compensation awards	322	3	(1,330)	-	-	-	(1,327)	-	(1,327)
Cash distributions to noncontrolling interest owners	-	-	-	-	-	-	-	(3,768)	(3,768)
Other	-	-	146	-	-	-	146	-	146

Balances, December 31, 2011	488,835	$4,888	$4,094,323	$-	$1,981,389	$5,978	$6,086,578	$3,795,644	$9,882,222

The accompanying notes are an integral part of these consolidated financial statements.

 MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION

        Organization. MGM Resorts International (the "Company") is a Delaware corporation that acts largely as a holding company and, through wholly owned subsidiaries, owns and/or operates casino resorts. As of December 31, 2011, approximately 23% of the outstanding shares of the Company's common stock were owned by Tracinda Corporation, a Nevada corporation wholly owned by Kirk Kerkorian. Tracinda Corporation has significant influence with respect to the election of directors and other matters, but it does not have the power to solely determine these matters. The Company has two reportable segments: wholly owned domestic resorts and MGM China. See Note 17 for additional information about the Company's segment information.

        The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas (including The Signature), The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur, and Circus Circus Las Vegas. Other Nevada operations include Circus Circus Reno, Gold Strike in Jean, and Railroad Pass in Henderson. The Company and its local partners own and operate MGM Grand Detroit in Detroit, Michigan. The Company owns and operates two resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike Tunica. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

        The Company owns 51% and has a controlling interest in MGM China Holdings Limited ("MGM China"), which owns MGM Grand Paradise, S.A. ("MGM Grand Paradise"), the Macau company that owns the MGM Macau resort and casino and the related gaming subconcession and land concession. See Note 3 for additional information related to MGM China.

        The Company owns 50% of CityCenter, located between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp ("Infinity World"), a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, a casino resort; Mandarin Oriental Las Vegas, a non-gaming boutique hotel; Crystals, a retail, dining and entertainment district; and Vdara, a luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental and Veer. The Company receives a management fee of 2% of revenues for the management of Aria and Vdara, and 5% of EBITDA (as defined in the agreements governing the Company's management of Aria and Vdara). In addition, the Company receives an annual fee of $3 million for the management of Crystals.

        The Company has 50% interests in Grand Victoria and Silver Legacy. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Silver Legacy is located in Reno, adjacent to Circus Circus Reno, and the other 50% is owned by Eldorado LLC. See Note 6 for additional information related to Silver Legacy.

        MGM Hospitality seeks to leverage the Company's management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. The Company has entered into management agreements for hotels in the Middle East, North Africa, India and China.

        Borgata. The Company has a 50% economic interest in Borgata Hotel Casino & Spa ("Borgata") located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation ("Boyd") owns the other 50% of Borgata and also operates the resort. The Company's interest is held in trust and currently offered for sale pursuant to the Company's settlement agreement with New Jersey Department of Gaming Enforcement ("DGE"). In March 2010, the New Jersey Casino Control Commission ("CCC") approved the Company's settlement agreement with the DGE pursuant to which the Company placed its 50% ownership interest in Borgata and related leased land in Atlantic City into a divestiture trust. The settlement agreement was amended on July 22, 2011 with the approval of the CCC on August 8, 2011. Following the transfer of these interests into trust, the Company ceased to be regulated by the CCC or the DGE, except as otherwise provided by the trust agreement and the settlement agreement.

        The terms of the settlement agreement, as amended, mandate the sale of the trust property by March 2014, which represents an 18-month extension compared to the original agreement. During the period ending in March 2013, which also represents an 18-month extension compared to the original agreement, the Company has the right to direct the trustee to sell the trust property, subject to approval of the CCC. If a sale is not concluded by that time, the trustee is responsible for selling the trust property during the following 12-month period. Prior to the consummation of the sale, the divestiture trust will retain any cash flows received in respect of the trust property, but will pay property taxes and other costs attributable to the trust property. The Company is the sole economic beneficiary of the trust and will be permitted to reapply for a New Jersey gaming license beginning 30 months after the completion of the sale of the trust assets. As of December 31, 2011, the trust had $188 million of cash and investments, of which $150 million is held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within "Prepaid expenses and other."

        As a result of the Company's ownership interest in Borgata being placed into a trust, the Company no longer has significant influence over Borgata; therefore, the Company discontinued the equity method of accounting for Borgata at the point the assets were placed in the trust in March 2010, and accounts for its investment in Borgata under the cost method of accounting. The carrying value of the investment related to Borgata is included in "Other long-term assets, net." Earnings and losses that relate to the investment that were previously accrued remain as a part of the carrying amount of the investment. Distributions received by the trust that do not exceed the Company's share of earnings are recognized currently in earnings. However, distributions received by the trust that exceed the Company's share of earnings for such periods are applied to reduce the carrying amount of its investment. The Company consolidates the trust as it is the sole economic beneficiary. The Company did not receive any distributions from the trust in 2011. The trust received net distributions from the joint venture of $113 million for the year ended December 31, 2010 and recorded $94 million as a reduction of the carrying value and $19 million to "Other, net" non-operating income.

        The Company recorded a pre-tax impairment charge of approximately $128 million at September 30, 2010 which decreased the carrying value of its investment in Borgata to approximately $250 million. The impairment charge was based on an offer received from a potential buyer at that time and authorized by the Company's Board of Directors. The Company ultimately did not reach final agreement with such buyer. The Company continues to negotiate with other parties who have expressed interest in the asset, but can provide no assurance that a transaction will be completed.

        The Company reviewed the carrying value of its 50% interest in Borgata as of December 31, 2011 and determined that it was necessary to record an other-than-temporary impairment charge of $62 million in "Property transactions, net," based on an estimated fair value of $185 million for its 50% interest. Management used a discounted cash flow analysis to determine the estimated fair value from a market participant's point of view. Key assumptions included in such analysis include management's estimates of future cash flows, including outflows for capital expenditures, an appropriate discount rate, and long-term growth rate. There is significant uncertainty surrounding Borgata's future operating results, primarily due to the planned opening of a major new resort in the Atlantic City market during 2012 and other additional competition expected in surrounding markets. As a result, for purposes of this analysis management has reflected a decrease in forecasted cash flows in 2012 and 2013. Also, management used a long-term growth rate of 3% and a discount rate of 10.5%, which it believes appropriately reflects risk associated with the estimated cash flows. This analysis is sensitive to management assumptions, and increases or decreases in these assumptions would have a material impact on the analysis.

        In July 2010, the Company entered into an agreement to sell four long-term ground leases and their respective underlying real property parcels, approximately 11 acres, underlying the Borgata. The transaction closed in November 2010 and the Company received net proceeds of $71 million and recorded a gain of $3 million related to the sale in "Property transactions, net."

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

        Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method. The Company does not have significant variable interests in variable interest entities. All intercompany balances and transactions have been eliminated in consolidation.

        Prior period restatements and reclassifications. The Company identified certain errors related to deferred tax liabilities in its financial statements for years prior to 2009. Such errors have been corrected in the accompanying financial statements. The Company recorded an additional $57 million of non-current deferred tax liabilities, a $66 million increase in accumulated deficit and a $9 million decrease in goodwill in the December 31, 2010 balance sheet, and a $66 million decrease to beginning retained earnings in the statement of stockholders' equity for the period ended December 31, 2009. These restatements did not impact the income statements for the periods ended December 31, 2009 or 2010 included herein. The restated amounts include a $74 million deferred tax liability (reduced in part by several minor purchase accounting items) from the Company's joint venture investment in Grand Victoria, which was acquired as part of the Mandalay Resort Group acquisition in 2005. Additional goodwill should have been recorded in purchase accounting for the Mandalay acquisition; however, this additional goodwill would have been included as an additional $66 million goodwill impairment when the Company recorded an impairment charge of $1.2 billion in the fourth quarter of 2008 for the majority of the goodwill recognized in the Mandalay acquisition.

        In addition, the consolidated financial statements for prior years reflect certain reclassifications, which have no effect on previously reported net income, to conform to the current year presentation. The Company reclassified hotel resort fees to rooms revenue from other revenue. The total amounts reclassified to rooms revenue for 2010 and 2009 were $70 million and $15 million, respectively. Pursuant to the guidance in the recently issued AICPA Audit and Accounting Guide, "Gaming," the Company has also reclassified certain amounts paid under slot participation agreements from a reduction in casino revenue to casino expense in 2010 and 2009. Slot participation fees were $37 million in 2010 and $32 million in 2009.

        Management's use of estimates. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. These principles require the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Fair value measurements. Fair value measurements affect the Company's accounting and impairment assessments of its long-lived assets, investments in unconsolidated affiliates, cost method investments, assets acquired and liabilities assumed in an acquisition, goodwill, and other intangible assets. Fair value measurements also affect the Company's accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: "Level 1" inputs, such as quoted prices in an active market; "Level 2" inputs, which are observable inputs for similar assets; or "Level 3" inputs, which are unobservable inputs.

        The Company uses fair value measurements when assessing impairment of its investments in unconsolidated affiliates. The Company estimates such fair value using a discounted cash flow analysis utilizing Level 3 inputs, including market indicators of discount rates and terminal year capitalization rates. See Note 6 for further discussion.

        The Company assessed the fair value of its acquisition of MGM China using Level 1 inputs. See Note 3 for discussion of the allocation of fair value to assets and liabilities of MGM China. At September 30, 2011, the Company assessed the fair value of Circus Circus Reno using Level 3 inputs—see Note 16 for further discussion. At December 31, 2011, the Company assessed the fair value of its cost investment in Borgata using Level 3 inputs—see Note 1 for further discussion. At December 31, 2011, the fair value of the Company's treasury securities held by the Borgata trust was $150 million, measured using Level 1 inputs—see Note 1 for additional information related to the Borgata trust. The Company's $300 million 4.25% convertible senior notes due 2015 issued in June 2011 were recorded at fair value on the issue date, measured using Level 1 inputs—see Note 9 for further discussion of the convertible senior note issuance.

        In connection with its accounting for the March 2010 amended and restated credit facility as discussed in Note 9, the Company estimated fair value of its senior credit facility using Level 1 inputs. The Company also uses Level 1 inputs for its long-term debt fair value disclosures.

        At December 31, 2009, the fair value of the Company's Renaissance Pointe land holdings were measured using Level 2 and Level 3 inputs—see Note 16 for further discussion of the Renaissance Pointe impairment.

        Cash and cash equivalents. Cash and cash equivalents include investments and interest bearing instruments with maturities of 90 days or less at the date of acquisition. Such investments are carried at cost, which approximates market value. Book overdraft balances resulting from the Company's cash management program are recorded as accounts payable, construction payable, or other accrued liabilities, as applicable.

        Accounts receivable and credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of casino accounts receivable. The Company issues credit to approved casino customers and gaming promoters following background checks and investigations of creditworthiness. At December 31, 2011, a substantial portion of the Company's receivables was due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

        Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their net carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2011, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

        Inventories. Inventories consist primarily of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market. Cost is determined primarily using the average cost method for food and beverage and operating supplies. Cost for retail merchandise is determined using the retail inventory method or specific identification method.

        Property and equipment. Property and equipment are stated at cost. A significant amount of the Company's property and equipment was acquired through business combinations and therefore recognized at fair value at the acquisition date. Gains or losses on dispositions of property and equipment are included in the determination of income. Maintenance costs are expensed as incurred. Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

Buildings and improvements	20 to 40 years
Land improvements	10 to 20 years
Furniture and fixtures	3 to 20 years
Equipment	3 to 20 years

        The Company evaluates its property and equipment and other long-lived assets for impairment based on its classification as a) held for sale or b) to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets held for sale, the Company recognizes the asset at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets to be held and used, the Company reviews for impairment whenever indicators of impairment exist. The Company then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets held for sale or assets to be held and used, are recorded as operating expenses. See Note 16 for additional information.

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

        Investment in The M Resort LLC convertible note. In 2009, the Company determined that the fair value of the M Resort Note was $0, that the decline in value was "other-than-temporary," and that the entire amount of the indicated impairment related to a credit loss. The conclusion that the decline in value was "other-than-temporary" was based on the Company's assessment of actual results since the opening of the M Resort and M Resort's management's revised cash flow projections since its opening, which were significantly lower than original predictions due to market and general economic conditions. Based on the conclusions above, the Company recorded a pre-tax impairment charge of $176 million—the accreted value as of May 31, 2009—in the second quarter of 2009 within "Other, net" non-operating expense. Of that amount, $82 million was reclassified from accumulated other comprehensive loss, which amount was $54 million net of tax. The Company no longer holds this note.

        Investments in and advances to unconsolidated affiliates. The Company has investments in unconsolidated affiliates accounted for under the equity method. Under the equity method, carrying value is adjusted for the Company's share of the investees' earnings and losses, as well as capital contributions to and distributions from these companies. Distributions in excess of equity method earnings are recognized as a return of investment and recorded as investing cash inflows in the accompanying consolidated statements of cash flows. The Company classifies operating income and losses as well as gains and impairments related to its investments in unconsolidated affiliates as a component of operating income or loss, as the Company's investments in such unconsolidated affiliates are an extension of the Company's core business operations.

        The Company evaluates its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of its investment may have experienced an "other-than-temporary" decline in value. If such conditions exist, the Company compares the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determines whether the impairment is "other-than-temporary" based on its assessment of all relevant factors, including consideration of the Company's intent and ability to retain its investment. The Company estimates fair value using a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rates. See Note 6 for results of the Company's review of its investment in certain of its unconsolidated affiliates.

        Goodwill and other intangible assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. Except as discussed in Note 16, no impairments were indicated as a result of the annual impairment review for goodwill and indefinite-lived intangible assets in 2011 and 2010.

        Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on the estimated future results of the Company's reporting units discounted using market discount rates and market indicators of terminal year capitalization rates. The implied fair value of a reporting unit's goodwill is compared to the carrying value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets and liabilities and the amount remaining, if any, is the implied fair value of goodwill. If the implied fair value of the goodwill is less than its carrying value then it must be written down to its implied fair value. License rights are tested for impairment using a discounted cash flow approach, and trademarks are tested for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss must be recognized equal to the difference.

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

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Rooms	$100,968	$104,264	$105,821
Food and beverage	274,776	249,111	261,647
Entertainment, retail and other	32,705	30,683	32,450

	$408,449	$384,058	$399,918

        Gaming promoters. A significant portion of the high-end ("VIP") gaming volume at MGM Macau is generated through the use of gaming promoters, also known as junket operators. These operators introduce high-end gaming players to MGM Macau, assist these customers with travel arrangements, and extend gaming credit to these players. VIP gaming at MGM Macau is conducted by the use of special purpose nonnegotiable gaming chips called "rolling chips." Gaming promoters purchase these rolling chips from MGM Macau and in turn sell these chips to their players. The rolling chips allow MGM Macau to track the amount of wagering conducted by each gaming promoters' clients in order to determine VIP gaming play. In exchange for the gaming promoters' services, MGM Macau pays the gaming promoters through rolling chip turnover-based commissions or through revenue-sharing arrangements. The estimated portion of the gaming promoter payments that represent amounts passed through to VIP customers is recorded net against casino revenue, and the estimated portion retained by the gaming promoter for its compensation is recorded to casino expense.

        Reimbursed expenses. The Company recognizes costs reimbursed pursuant to management services as revenue in the period it incurs the costs. Reimbursed costs related mainly to the Company's management of CityCenter and totaled $351 million for 2011, $359 million for 2010 and $99 million for 2009.

        Loyalty programs. The Company's primary loyalty program is "M life" and is available to patrons at substantially all of the Company's owned and operated resorts. Customers earn points based on their slots play which can be redeemed for free play at any of the Company's participating resorts. The Company records a liability based on the points earned multiplied by the redemption value, less an estimate for points not expected to be redeemed, and records a corresponding reduction in casino revenue. Customers also earn credits ("express comps") based on their slots play and table games play which can be redeemed for complimentary services, including hotel rooms, food and beverage, and entertainment. The Company records a liability for the estimated costs of providing services for express comps based on the express comps earned multiplied by a cost margin, less an estimate for express comps not expected to be redeemed and records a corresponding expense in the casino department. MGM Macau also has a loyalty program, whereby patrons earn rewards that can be redeemed for complimentary services, including hotel rooms, food and beverage and entertainment.

        Advertising. The Company expenses advertising costs the first time the advertising takes place. Advertising expense, which is generally included in general and administrative expenses, was $121 million, $123 million, and $118 million for 2011, 2010 and 2009, respectively.

        Corporate expense. Corporate expense represents unallocated payroll and aircraft costs, professional fees and various other expenses not directly related to the Company's casino resort operations. In addition, corporate expense includes the costs associated with the Company's evaluation and pursuit of new business opportunities, which are expensed as incurred.

        Preopening and start-up expenses. Preopening and start-up costs, including organizational costs, are expensed as incurred. Costs classified as preopening and start-up expenses include payroll, outside services, advertising, and other expenses related to new or start-up operations.

        Property transactions, net. The Company classifies transactions such as write-downs and impairments, demolition costs, and normal gains and losses on the sale of assets as "Property transactions, net." See Note 16 for a detailed discussion of these amounts.

        Income per share of common stock. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Numerator:
Net income (loss) attributable to MGM Resorts International - basic	$3,114,637	$(1,437,397)	$(1,291,682)
Interest on convertible debt, net of tax	38,344	-	-

Net income (loss) attributable to MGM Resorts International - diluted	$3,152,981	$(1,437,397)	$(1,291,682)

Denominator:
Weighted-average common shares outstanding - basic	488,652	450,449	378,513
Potential dilution from share-based awards	1,577	-	-
Potential dilution from assumed conversion of convertible debt	70,666	-	-

Weighted-average common and common equivalent shares - diluted	560,895	450,449	378,513

Anti-dilutive share-based awards excluded from the calculation of diluted earnings per share	21,886	29,273	29,291

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

        Comprehensive income (loss). Comprehensive income includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income. Elements of the Company's accumulated other comprehensive loss are reported in the accompanying consolidated statements of stockholders' equity, and the cumulative balance of these elements consisted of the following:

	At December 31,
	2011	2010
	(In thousands)
Currency translation adjustments	$11,602	$95
Other comprehensive income (loss) from unconsolidated affiliates	(248)	(396)

	11,354	(301)
Less: Currency translation adjustment attributable to noncontrolling interests	(5,376)	-

Comprehensive income (loss) attributable to MGM Resorts International	$5,978	$(301)

        Financial statement impact of Monte Carlo fire. The Company maintains insurance for both property damage and business interruption relating to catastrophic events, such as the rooftop fire at Monte Carlo in January 2008. Business interruption insurance covers lost profits and other costs incurred during the closure period and up to six months following re-opening. The Company settled its final claim with its insurance carriers related to the Monte Carlo fire in 2009 for a total of $74 million. The pre-tax impact on the Company's statements of operations for the year ended December 31, 2009 related to such insurance recoveries included a $15 million reduction of "General and administrative" expense and a $7 million offset to "Property transactions, net."

        Sale of TI. On March 20, 2009, the Company closed the sale of the Treasure Island casino resort ("TI") to Ruffin Acquisition, LLC for net proceeds to the Company of approximately $746 million and recognized a pre-tax gain of $187 million related to the sale, which is included within "Property transactions, net." In connection with the sale of TI, including the transfer of all of the membership interests of TI, TI was released as a guarantor of the outstanding indebtedness of the Company and its subsidiaries.

        As a result of the sale, the Company evaluated TI's operations for potential treatment as discontinued operations. The Company concluded significant customer migration would occur because there was a shared customer base through the Company's customer loyalty rewards program and because of the physical proximity of TI to the Company's other Las Vegas Strip resorts. Most of the loyalty rewards program customers of TI were also customers of one or more of the Company's other resorts. The Company retained the ability to market to these customers after the sale and believes the loyalty rewards program is an important factor in the migration of customer play to the Company's other resorts. The Company expects the cash flow benefits of such migration to continue for an indefinite period. Therefore, the results of the TI operations through the time of sale have not been classified as discontinued operations.

        Recently Issued Accounting Standards. Certain amendments to Accounting Standards Codification ("ASC") 820, "Fair Value Measurements," become effective for the Company for fiscal years beginning after December 15, 2011. Such amendments include a consistent definition of fair value, enhanced disclosure requirements for "Level 3" fair value adjustments and other changes to required disclosures. The Company does not expect this amendment to have a material effect on its financial statements and will comply with the disclosure enhancements of this amendment when the amendment is effective.

        In June 2011, ASC 220, "Comprehensive Income," was amended and will become effective for the Company for fiscal years beginning after December 15, 2011, including retrospective adjustment. Such amendments allow the Company two options for the presentation of comprehensive income. Under either option, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. As a result of the amendment, the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity is eliminated. The Company does not expect this amendment to have a material effect on its financial statements and will comply with the disclosure enhancements of this amendment when the amendment is effective.

        In September 2011, ASC 350, "Intangibles-Goodwill and Others," was amended to simplify the assessment of goodwill impairment and will become effective for the Company for fiscal years beginning after December 15, 2011. The amended guidance allows the Company to do an initial qualitative assessment of relative events and circumstances to determine if fair value of a reporting unit is more likely than not less than its carrying value, prior to performing the two-step quantitative goodwill impairment test. The Company does not expect this amendment to have a material effect on its financial statements and will comply with the disclosure enhancements of this amendment when the amendment is effective.

NOTE 3 — MGM CHINA ACQUISITION

        On June 3, 2011, the Company and Ms. Ho, Pansy Catilina Chiu King ("Ms. Pansy Ho") completed a reorganization of the capital structure of MGM China and the initial public offering of 760 million shares of MGM China on The Stock Exchange of Hong Kong Limited (the "IPO"), representing 20% of the post issuance capital stock of MGM China, at an offer price of HKD 15.34 per share. Pursuant to this reorganization, the Company, through a wholly owned subsidiary, acquired an additional 1% of the overall capital stock of MGM China for HKD 15.34 per share, or approximately $75 million, and thereby became the indirect owner of 51% of MGM China. Following the IPO, Ms. Pansy Ho sold an additional 59 million shares of MGM China pursuant to the underwriters' overallotment option.

        Through the acquisition of its additional 1% interest of MGM China, the Company obtained a controlling interest and was required to consolidate MGM China as of June 3, 2011. Prior to the IPO, the Company held a 50% interest in MGM Grand Paradise, which was accounted for under the equity method as discussed in Note 6. The acquisition of the controlling financial interest was accounted for as a business combination and the Company recognized 100% of the assets, liabilities, and noncontrolling interests of MGM China at fair value at the date of acquisition. The fair value of the equity interests of MGM China was determined by the IPO transaction price and equaled approximately $7.5 billion. The carrying value of the Company's equity method investment was significantly less than its share of the fair value of MGM China at the acquisition date, resulting in a $3.5 billion gain on the acquisition. Under the acquisition method, the fair value was allocated to the assets acquired, liabilities assumed and noncontrolling interests recorded in the transaction. The following table sets forth the allocation at June 3, 2011 (in thousands):

Current assets	$558,037
Property and equipment and other long-term assets	704,823
Goodwill	2,821,589
Gaming subconcession	4,499,727
Land concession	84,466
Customer lists	128,564
Gaming promoter relationships	179,989
Current liabilities, excluding long-term debt	(459,518)
Long-term debt	(642,818)
Deferred taxes	(380,628)

$7,494,231

Noncontrolling interests	$(3,672,173)

        As discussed above, the Company recognized the identifiable intangible assets of MGM China at fair value. The gaming subconcession and land concession had historical cost bases which were being amortized by MGM Macau. The customer relationship intangible assets did not have historical cost bases at MGM Macau. The estimated fair values of the intangible assets acquired were primarily determined using Level 3 inputs. The gaming subconcession was valued using an excess earnings model based on estimated future cash flows of MGM Macau. All of the recognized intangible assets were determined to have finite lives and are being amortized over their estimated useful lives as discussed below.

        Gaming subconcession. Pursuant to the agreement dated June 19, 2004 between MGM Grand Paradise and Sociedade de Jogos de Macau, S.A. ("SJM"), a gaming subconcession was acquired by MGM Grand Paradise for the right to operate casino games of chance and other casino games for a period of 15 years commencing on April 20, 2005. The Company cannot provide any assurance that the gaming subconcession will be extended beyond the original terms of the agreement; however, management believes that the gaming subconcession will be extended, given that the land concession agreement with the government extends significantly beyond the gaming subconcession. In addition, management believes that the fair value of MGM China reflected in the IPO pricing suggests that market participants have assumed the gaming subconcession will be extended beyond its initial term. As such, the Company has determined that the gaming subconcession intangible asset should be amortized on a straight-line basis over the initial term of the land concession through April 2031.

        Land concession. MGM Grand Paradise entered into a contract with the Macau government to use the land under MGM Macau commencing from April 6, 2006. The land use right has an initial term through April 6, 2031, subject to renewal for additional periods. The land concession intangible asset will be amortized on a straight-line basis over the remaining initial contractual term.

        Customer lists. The Company recognized an intangible asset related to customer lists, which will be amortized on an accelerated basis over its estimated useful life of five years.

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

        Income generated from gaming operations of MGM Grand Paradise is exempted from Macau's 12% complementary tax for the five-year period ending December 31, 2016 pursuant to approval from the Macau government granted on September 22, 2011. However, the exemption from the Macau 12% complementary tax on gaming profits does not apply to dividend distributions of such profits to MGM China, its sole shareholder. See Note 10 for additional discussion.

        Non-gaming operations remain subject to the complementary tax. MGM Grand Paradise had at June 3, 2011 a complementary tax net operating loss carryforward of $490 million resulting from non-gaming operations that will expire if not utilized against non-gaming income in years 2011 through 2013. The Macanese net operating loss carryforwards are fully offset by valuation allowance.

        At June 3, 2011, the Company had an excess amount for financial reporting over the U.S. tax basis of its investment in MGM China of $3.6 billion that management does not consider to be essentially permanent in duration. The Company expects this basis difference to resolve through repatriations of future MGM China earnings. The Company has not provided U.S. deferred taxes for such excess financial reporting basis because there would be sufficient foreign tax credits to offset all U.S. income tax that would result from the future repatriation of such earnings.

        Consolidated results. MGM China's net revenue for the period from June 3, 2011 through December 31, 2011 was $1.5 billion, operating income was $137 million and net income was $238 million.

        Pro forma information. The operating results for MGM China and its subsidiaries are included in the accompanying consolidated statements of income from the date of acquisition. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the

Company's acquisition of its controlling financial interest had occurred as of January 1, 2010 and excludes the gain recognized by the Company:

	Year Ended December 31,
	2011	2010
	(In thousands, except per share data)
Net revenues	$8,920,343	$7,627,227
Operating income (loss)	577,271	(1,308,633)
Net loss	(262,452)	(1,599,813)
Net loss attributable to MGM Resorts International	(435,099)	(1,567,281)
Loss per share of common stock attributable to MGM Resorts International:
Basic	$(0.89)	$(3.48)
Diluted	$(0.89)	$(3.48)

NOTE 4 — ACCOUNTS RECEIVABLE, NET

        Accounts receivable consisted of the following:

	At December 31,
	2011	2010
	(In thousands)
Casino	$347,679	$229,318
Hotel	165,410	119,887
Other	79,848	66,449

	592,937	415,654
Less: Allowance for doubtful accounts	(101,207)	(93,760)

	$491,730	$321,894

NOTE 5 — PROPERTY AND EQUIPMENT, NET

        Property and equipment consisted of the following:

	At December 31,
	2011	2010
	(In thousands)
Land	$7,032,853	$7,039,806
Buildings, building improvements and land improvements	9,122,080	8,504,655
Furniture, fixtures and equipment	3,926,438	3,768,476
Construction in progress	122,372	72,843

	20,203,743	19,385,780
Less: Accumulated depreciation and amortization	(5,337,099)	(4,831,430)

	$14,866,644	$14,554,350

NOTE 6 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

        Investments in and advances to unconsolidated affiliates consisted of the following:

	At December 31,
	2011	2010
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$1,332,299	$1,417,843
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	292,094	294,305
MGM Grand Paradise Limited – Macau (50%)	-	173,030
Circus and Eldorado Joint Venture – Silver Legacy (50%)	-	25,408
Other	11,179	12,569

	$1,635,572	$1,923,155

        The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Income (loss) from unconsolidated affiliates	$91,094	$(78,434)	$(88,227)
Preopening and start-up expenses	-	(3,494)	(52,824)
Non-operating items from unconsolidated affiliates	(119,013)	(108,731)	(47,127)

	$(27,919)	$(190,659)	$(188,178)

  Borgata

        As discussed in Note 1, the Company discontinued the equity method of accounting for Borgata in March 2010 at the point the assets were placed in the trust, and accounts for its rights under the trust arrangement under the cost method of accounting.

  Silver Legacy

        Silver Legacy has approximately $143 million of outstanding senior notes due in March 2012. Silver Legacy is exploring various alternatives for refinancing or restructuring its obligations under the notes, including filing for bankruptcy protection. The Company reviewed the carrying value of its investment in Silver Legacy as of December 31, 2011 and has recorded an "other-than-temporary" impairment charge of $23 million to decrease the carrying value of its investment to zero. The Company will discontinue applying the equity method for its investment in Silver Legacy and will not provide for additional losses until its share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.

  MGM Grand Paradise Limited

        As discussed in Note 3, the Company obtained a controlling financial interest in MGM China as of June 3, 2011, which owns MGM Grand Paradise, the Macau company that owns MGM Macau resort and casino and the related gaming subconcession and land concession, and therefore was required to consolidate MGM China beginning on that date. Prior thereto, the Company's investment in MGM Grand Paradise was accounted for under the equity method. Prior to the transaction the Company received distributions from MGM Grand Paradise of approximately $192 million in 2010 and $31 million in 2011.

  CityCenter

        January 2011 debt restructuring transactions. In January 2011, CityCenter completed a series of transactions including the issuance of $900 million in aggregate principal amount of 7.625% senior secured first lien notes due 2016 and $600 million in aggregate principal amount of 10.75%/11.50% senior secured second lien PIK toggle notes due 2017 in a private placement. The interest rate on the second lien notes is 10.75% for interest paid in cash, and 11.50% if CityCenter pays interest in the form of additional debt. CityCenter received net proceeds from the offering of the notes of $1.46 billion after initial purchaser's discounts and commissions but before other offering expenses.

        Effective concurrently with the notes offering, CityCenter's senior credit facility was amended and restated which extended the maturity of $500 million of the $1.85 billion outstanding loans until January 21, 2015. The restated senior credit facility does not include a revolving loan component. All borrowings under the senior credit facility in excess of $500 million were repaid using the proceeds of the first lien notes and the second lien notes. In addition, net proceeds from the note offerings, together with equity contributions of $73 million from the members, were used to fund the interest escrow account of $159 million for the benefit of the holders of the first lien notes and the lenders under the restated senior credit facility. The restated senior credit facility is secured, on a pari passu basis with the first lien notes, by a first priority lien on substantially all of CityCenter's assets and those of its subsidiaries, except that any proceeds generated by the sale of Crystals outside of bankruptcy or foreclosure proceedings will be paid first to the lenders under the restated senior credit facility. CityCenter recorded a loss on the debt modification of $24 million in the first quarter of 2011 related to the above transactions.

        February 2012 senior notes issuance. In February 2012, CityCenter issued $240 million in aggregate principal amount of its 7.625% senior secured first lien notes at a premium for net proceeds to the Company, after deducting initial purchasers' discounts and commissions, of approximately $247 million. The Company used net proceeds from the offering, together with excess cash on hand, to repay $300 million of the outstanding borrowings under its restated senior credit facility.

        Completion guarantee. The Company entered into an amended completion and cost overrun guarantee in connection with CityCenter's restated senior credit facility agreement and issuance of $1.5 billion of senior secured first lien notes and senior secured second lien notes, as discussed in Note 11.

        Investment impairment. At June 30, 2010, the Company reviewed its CityCenter investment for impairment using revised operating forecasts developed by CityCenter management. Based on current and forecasted market conditions and because CityCenter's results of operations through June 30, 2010 were below previous forecasts, and the revised operating forecasts were lower than previous forecasts, the Company concluded that it should review the carrying value of its investment. The Company determined that the carrying value of its investment exceeded the fair value determined using a discounted cash flow analyses and therefore an impairment was indicated. The Company intends to and believes it will be able to retain its investment in CityCenter; however, due to the extent of the shortfall and its assessment of the uncertainty of fully recovering its investment, the Company determined that the impairments were "other-than-temporary" and recorded impairment charges of $1.12 billion in the second quarter of 2010

        At September 30, 2010, the Company recognized an increase of $232 million in its total net obligation under its CityCenter completion guarantee, and a corresponding increase in its investment in CityCenter. The increase primarily reflected a revision to prior estimates based on its assessment of the most current information derived from the close-out and litigation processes and does not reflect certain potential recoveries that CityCenter is pursuing as part of the litigation process. The Company completed an impairment review as of September 30, 2010 and as a result recorded an additional impairment of $191 million in the third quarter of 2010 included in "Property transactions, net."

        The discounted cash flow analyses for the Company's investment in CityCenter included estimated future cash inflows from operations, including residential sales, and estimated future cash outflows for capital expenditures. The June 2010 and September 2010 analyses used an 11% discount rate and a long term growth rate of 4% related to forecasted cash flows for CityCenter's operating assets.

        In 2009, the Company reviewed its CityCenter investment for impairment using revised operating forecasts developed by CityCenter management. In addition, the impairment charge related to CityCenter's residential real estate under development discussed below further indicated that the Company's investment may have experienced an "other-than-temporary" decline in value. The Company's discounted cash flow analysis for CityCenter included estimated future cash outflows for construction and maintenance expenditures and future cash inflows from operations, including residential sales. Based on its analysis, the Company determined the carrying value of its investment exceeded its fair value and determined that the impairment was "other-than-temporary." The Company recorded an impairment charge of $956 million included in "Property transactions, net."

        Residential impairment. Upon substantial completion of construction of the Mandarin Oriental residential inventory in the first quarter of 2010 and the Veer residential inventory in the second quarter of 2010, CityCenter is required to carry its residential inventory at the lower of its carrying value or fair value less costs to sell. Fair value of the residential inventory is determined using a discounted cash flow analysis based on management's current expectations of future cash flows. The key inputs in the discounted cash flow analysis include estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate.

        CityCenter recorded a residential impairment charge of $53 million in 2011. The Company recognized 50% of such impairment charge, resulting in a pre-tax charge of approximately $26 million. In 2010, CityCenter recorded residential impairment charges of $330 million. The Company recognized 50% of such impairment charges, resulting in a pre-tax charge of approximately $166 million.

        Included in loss from unconsolidated affiliates for the year ended December 31, 2009 is the Company's share of an impairment charge relating to CityCenter residential real estate under development ("REUD"). CityCenter was required to review its REUD for impairment as of September 30, 2009, mainly due to CityCenter's September 2009 decision to discount the prices of its residential inventory by 30%. This decision and related market conditions led to CityCenter management's conclusion that the carrying value of the REUD was not recoverable based on estimates of undiscounted cash flows. As a result, CityCenter was required to compare the fair value of its REUD to its carrying value and record an impairment charge for the shortfall. Fair value of the REUD was determined using a discounted cash flow analysis based on management's current expectations of future cash flows. The key inputs in the discounted cash flow analysis included estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate. This analysis resulted in an impairment charge of approximately $348 million of the REUD. The Company recognized its 50% share of such impairment charge, adjusted by certain basis differences, resulting in a pre-tax charge of $203 million.

        Harmon. During the third quarter of 2010, CityCenter management determined that it was unlikely that the Harmon Hotel & Spa ("Harmon") would be completed using the building as it stood. As a result, CityCenter recorded an impairment charge of $279 million in the third quarter of 2010 related to construction in progress assets. The impairment of Harmon did not affect the Company's loss from unconsolidated affiliates in the third quarter of 2010, because the Company's 50% share of the impairment charge had previously been recognized by the Company in connection with prior impairments of its investment balance. See Note 11 for additional information about Harmon.

        CityCenter summary financial information. Summarized balance sheet information of the CityCenter joint venture is as follows:

	At December 31,
	2011	2010
	(In thousands)
Current assets	$393,140	$211,646
Property and other assets, net	9,068,790	9,430,171
Current liabilities	375,870	381,314
Long-term debt and other liabilities	2,491,166	2,752,196
Equity	6,594,894	6,508,307

        Summarized income statement information of the CityCenter joint venture is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net revenues	$1,081,861	$1,332,063	$69,291
Operating expenses, except preopening expenses	(1,293,493)	(2,196,706)	(469,445)
Preopening and start-up expenses	-	(6,202)	(104,805)

Operating loss	(211,632)	(870,845)	(504,959)
Interest expense	(267,836)	(240,731)	(7,011)
Other non-operating expense	(22,706)	(3,614)	(10,360)

Net loss	$(502,174)	$(1,115,190)	$(522,330)

        Net revenues related to residential operations were $24 million, $490 million and $3 million in 2011, 2010 and 2009, respectively.

Joint Venture Financial Information

        Summarized balance sheet information of the unconsolidated affiliates is as follows:

	At December 31,
	2011	2010
	(In thousands)
Current assets	$502,316	$731,381
Property and other long-term assets, net	9,332,089	10,634,691
Current liabilities	569,919	799,630
Long-term debt and other liabilities	2,501,246	3,645,762
Equity	6,763,240	6,920,680

        Summarized results of operations of the unconsolidated affiliates are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net revenues	$2,558,631	$3,345,630	$2,269,789
Operating expenses, except preopening expenses	(2,472,668)	(3,871,243)	(2,391,792)
Preopening and start-up expenses	-	(6,202)	(105,504)

Operating income (loss)	85,963	(531,815)	(227,507)
Interest expense	(293,578)	(288,273)	(83,449)
Other non-operating expense	(25,876)	(27,451)	(36,861)

Net loss	$(233,491)	$(847,539)	$(347,817)

  Basis Differences

        The Company's investments in unconsolidated affiliates do not equal the venture-level equity due to various basis differences. Basis differences related to depreciable assets are being amortized based on the useful lives of the related assets and liabilities and basis differences related to non–depreciable assets are not being amortized. Differences between the Company's venture-level equity and investment balances are as follows:

	At December 31,
	2011	2010
	(In thousands)
Venture-level equity	$3,376,803	$3,433,966
Fair value adjustments to investments acquired in business combinations (A)	267,190	244,636
Capitalized interest (B)	281,678	331,340
Adjustment to CityCenter equity upon contribution of net assets by MGM Resorts International (C)	(594,730)	(600,122)
Completion guarantee (D)	283,739	292,575
Advances to CityCenter, net of discount (E)	217,157	379,167
Other-than-temporary impairments of CityCenter investment (F)	(2,030,113)	(2,087,593)
Other adjustments (G)	(166,152)	(70,814)

	$1,635,572	$1,923,155

  (A)
  Includes a $267 million increase for Grand Victoria related to indefinite-lived gaming license rights.
  (B)
  Relates to interest capitalized on the Company's investment balance during the unconsolidated affiliates' development and construction stages. Such amounts are being amortized over the life of the underlying assets.
  (C)
  Relates to land, other fixed assets, residential real estate, and other assets.
  (D)
  The Company funded $92 million and $553 million under the completion guarantee in 2011 and 2010, respectively. The 2011 contribution and $429 million of the 2010 contribution was recognized as equity contributions by the joint venture to be split by the partners.
  (E)
  The advances to CityCenter are recognized as long-term debt by CityCenter; however, since such advances were provided at below market rates, CityCenter recorded the advances at a discount with a corresponding equity contribution. This basis difference will be resolved when the advances are repaid and upon accretion of the discount.
  (F)
  The impairment of the Company's CityCenter investment includes $426 million of impairments allocated to land, which are not amortized. The remaining impairment is being amortized over the average life of the underlying assets.
  (G)
  Other adjustments in 2011 include the deferred gain on the CityCenter transaction, the receivable from CityCenter and the other-than-temporary impairment of the Company's Silver Legacy investment. The deferred gain on the CityCenter transaction has been allocated to the underlying assets and is being amortized over the life of the underlying assets. The receivable from CityCenter will be resolved when the remaining condominium proceeds owed to the Company under the completion guarantee are repaid. Other adjustments in 2010 include the deferred gain on the CityCenter transaction and certain adjustments related to the Company's MGM Macau investment.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets consisted of the following:

	At December 31,
	2011	2010
	(In thousands)
Goodwill:
Mirage Resorts acquisition (2000)	$30,451	$30,451
Mandalay Resort Group acquisition (2005)	40,524	45,510
MGM China acquisition (2011)	2,825,634	-
Other	-	1,195

	$2,896,609	$77,156

Indefinite-lived intangible assets:
Detroit development rights	$98,098	$98,098
Trademarks, license rights and other	234,073	235,672

Total indefinite-lived intangible assets	332,171	333,770

Finite-lived intangible assets:
Macau gaming subconcession	4,496,552	-
Less: Accumulated amortization	(121,478)	-

	4,375,074	-
Macau land concession	84,585	-
Less: Accumulated amortization	(2,458)	-

	82,127	-
Macau customer lists	128,744	-
Less: Accumulated amortization	(32,573)	-

	96,171	-
Macau gaming promoter relationships	180,242	-
Less: Accumulated amortization	(25,991)	-

	154,251	-
Other intangible assets	30,226	30,229
Less: Accumulated amortization	(21,903)	(21,195)

	8,323	9,034

Total finite-lived intangible assets	4,715,946	9,034

Total other intangible assets, net	$5,048,117	$342,804

        Goodwill related to the Mirage Resorts acquisition relates to Bellagio and The Mirage. The estimated fair values of Bellagio and Mirage are substantially in excess of their carrying values including goodwill. The majority of the goodwill related to the Mandalay Resort Group acquisition was written off in 2008 and an additional $5 million related to Railroad Pass was written off in 2011. The remaining balance relates to Gold Strike Tunica. See Note 3 for additional information related to goodwill recognized as part of the MGM China transaction.

        The Company's indefinite-lived intangible assets consist primarily of development rights in Detroit, trademarks and license rights, of which $215 million includes trademarks and trade names related to the Mandalay acquisition.

        See Note 3 for additional information related to the finite-lived intangible assets recognized as part of the MGM China transaction. The Company's remaining finite–lived intangible assets consist primarily of lease acquisition costs amortized over the life of the related leases, and certain license rights amortized over their contractual life. Total amortization expense related to intangible assets was $181 million, $1 million and $3 million for 2011, 2010 and 2009, respectively.

        Estimated future amortization is as follows:

(In thousands)
Years ending December 31,
2012	$319,971
2013	302,847
2014	292,573
2015	260,573
2016	235,103
Thereafter	3,305,090

$4,715,946

NOTE 8 — OTHER ACCRUED LIABILITIES

        Other accrued liabilities consisted of the following:

	At December 31,
	2011	2010
	(In thousands)
Payroll and related	$344,992	$256,305
Advance deposits and ticket sales	97,753	114,808
Casino outstanding chip liability	290,238	79,987
Casino front money deposits	111,763	97,586
Other gaming related accruals	156,837	79,062
Taxes, other than income taxes	183,576	63,888
CityCenter completion guarantee	27,515	79,583
Other	150,063	96,004

	$1,362,737	$867,223

NOTE 9 — LONG-TERM DEBT

        Long-term debt consisted of the following:

	At December 31,
	2011	2010
	(In thousands)
Senior credit facility:
$1,834 million term loans, net	$1,728,510	$1,686,043
Revolving loans	1,462,000	470,000
MGM Grand Paradise credit facility	552,312	-
$325.5 million 8.375% senior subordinated notes, repaid in 2011	-	325,470
$128.7 million 6.375% senior notes, repaid in 2011	-	128,913
$534.7 million 6.75% senior notes, due 2012	534,650	544,650
$462.2 million 6.75% senior notes, due 2013	462,226	484,226
$150 million 7.625% senior subordinated debentures, due 2013, net	151,483	152,366
$750 million 13% senior secured notes, due 2013, net	726,333	716,045
$508.9 million 5.875% senior notes, due 2014, net	508,231	507,922
$650 million 10.375% senior secured notes, due 2014, net	640,051	636,578
$875 million 6.625% senior notes, due 2015, net	877,208	877,747
$1,450 million 4.25% convertible senior notes, due 2015, net	1,465,287	1,150,000
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$500 million 10% senior notes, due 2016, net	495,317	494,600
$743 million 7.625% senior notes, due 2017	743,000	743,000
$850 million 11.125% senior secured notes, due 2017, net	832,245	830,234
$475 million 11.375% senior notes, due 2018, net	464,928	463,869
$845 million 9% senior secured notes, due 2020	845,000	845,000
Floating rate convertible senior debentures, due 2033	36	8,472
$0.6 million 7% debentures, due 2036, net	572	573
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	864	2,076

	$13,470,167	$12,047,698

        In December 2011, the Company borrowed an additional $778 million under its senior credit facility to increase its capacity for issuing additional secured indebtedness; such borrowings were repaid in January 2012. In January 2012, the Company issued $850 million of senior notes, as described further below. As a result of these transactions, as of December 31, 2011, long-term debt due within one year of the balance sheet date was classified as long-term. Amounts outstanding under the MGM Grand Paradise credit facility were classified as long-term as MGM Grand Paradise has both the intent and ability to repay amortization payments under the term loan due within one year of the balance sheet date with available borrowings under the revolving loan. As of December 31, 2010, long-term debt due within one year of the balance sheet date was classified as long-term because the Company had both the intent and ability to repay these amounts with available borrowings under the senior credit facility.

        Interest expense, net consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Total interest incurred	$1,086,865	$1,113,580	$1,028,673
Interest capitalized	(33)	-	(253,242)

	$1,086,832	$1,113,580	$775,431

        Senior credit facility. At December 31, 2011, the Company's senior credit facility, which was amended and extended in March 2010, matures in February 2014 and consists of approximately $1.8 billion in term loans and a $1.7 billion revolving loan. Including the $778 million drawdown on the credit facility discussed above, the Company had approximately $957 million of available borrowing capacity under its senior credit facility at December 31, 2011. Substantially all of the assets of MGM Grand Detroit serve as collateral to secure its $450 million obligation outstanding as a co-borrower under the Company's senior credit facility. In addition, substantially all of the assets of Gold Strike Tunica and certain land across from the Luxor serve as collateral to secure up to $300 million of obligations outstanding under the Company's senior credit facility.

        As of December 31, 2011, interest on the senior credit facility was based on a LIBOR margin of 5.00%, with a LIBOR floor of 2.00%, and a base rate margin of 4.00%, with a base rate floor of 4.00%. The interest rate on outstanding borrowings under the senior credit facility at both December 31, 2011 and 2010 was 7.0%.

        The Company accounted for the modification related to the March 2010 extending term loans as an extinguishment of debt because the applicable cash flows under the extended term loans were more than 10% different from the applicable cash flows under the previous loans. Therefore, the extended term loans were recorded at fair value resulting in a $181 million gain and a discount of $181 million to be amortized to interest expense over the term of the extended term loans. For the years ended December 31, 2011 and 2010, the Company recognized $42 million and $31 million, respectively, of interest expense related to such discount amortization. Fair value of the estimated term loans was based on trading prices immediately after the transaction. In addition, the Company wrote off $15 million of existing debt issuance costs related to the previous term loans and expensed $22 million for new debt issuance costs incurred related to amounts paid to extending term loan lenders in connection with the modification. The Company also wrote off $2 million of existing debt issuance costs related to the reduction in capacity under the non-extending revolving portion of the senior credit facility. In total, the Company recognized a net pre-tax gain on extinguishment of debt of $142 million in "Other, net" non-operating income (expense) in the first quarter of 2010.

        Because net proceeds from the Company's October 2010 common stock offering were in excess of $500 million, the Company was required to ratably repay indebtedness under the senior credit facility of $6 million, which equaled 50% of such excess. The Company used the net proceeds from its October 2010 senior notes offering and a portion of the net proceeds from its October 2010 common stock offering discussed in Note 12 to repay the remaining amounts owed to non-extending lenders under its senior credit facility. Loans and revolving commitments aggregating approximately $3.6 billion were extended to February 21, 2014. In November 2010, the underwriters of the Company's common stock offering exercised their overallotment option and purchased an additional 6.1 million shares for net proceeds to the Company of $76 million, 50% of which was used to ratably repay indebtedness under the senior credit facility. As a result of these transactions the Company recorded a pre-tax loss on retirement of debt related to unamortized debt issuance costs and discounts of $9 million recorded in "Other, net" non-operating income (expense) in 2010.

        As of December 31, 2011, the senior credit facility allowed the Company to refinance indebtedness maturing prior to February 21, 2014, but limited its ability to prepay later maturing indebtedness until the extended facilities are paid in full. The Company may issue unsecured debt, equity-linked and equity securities to refinance its outstanding indebtedness; however, the Company was required to use net proceeds (a) from certain indebtedness issued in amounts in excess of $250 million (excluding amounts used to refinance indebtedness) and (b) from equity issued, other than in exchange for its indebtedness, in amounts in excess of $500 million (which limit the Company reached with its October 2010 stock offering) to ratably prepay the credit facilities, in each case, in an amount equal to 50% of the net cash proceeds of such excess. Under the February 2012 restated senior credit facility discussed below, the Company is no longer required to use net proceeds from equity offerings to prepay the restated senior credit facility.

        At December 31, 2011, the Company and its restricted subsidiaries were required under the senior credit facility to maintain a minimum trailing annual EBITDA (as defined in the agreement governing the Company's senior credit facility) of $1.2 billion as of December 31, 2011. EBITDA for the trailing twelve months ended December 31, 2011 calculated in accordance with the terms of the senior credit facility was $1.28 billion. Additionally, the Company and its restricted subsidiaries were limited to $500 million of annual capital expenditures (as defined) during 2011; the Company was in compliance with the maximum capital expenditures covenants at December 31, 2011. The Company is limited to $500 million of capital expenditures in 2012.

        February 2012 senior credit facility amendment. The Company's senior credit facility was amended and restated in February 2012, and consists of approximately $1.8 billion in term loans and a $1.3 billion revolver. Under the restated senior credit facility, loans and revolving commitments aggregating approximately $1.8 billion (the "extending loans") were extended to February 2015. The extending loans are subject to a pricing grid that decreases the LIBOR spread by as much as 250 basis points based upon collateral coverage levels at any given time (commencing 45 days after the restatement effective date) and the LIBOR floor on extended loans is reduced from 200 basis points to 100 basis points.

        The restated senior credit facility allows the Company to refinance indebtedness maturing prior to February 23, 2015 but limits its ability to prepay later maturing indebtedness until the extended facilities are paid in full. The Company may issue unsecured debt, equity-linked and equity securities to refinance its outstanding indebtedness; however, the Company is required to use net proceeds from certain indebtedness issued in amounts in excess of $250 million (excluding amounts used to refinance indebtedness) to ratably prepay the credit facilities in an amount equal to 50% of the net cash proceeds of such excess. Under the restated senior credit facility the Company is no longer required to use net proceeds from equity offerings to prepay the restated senior credit facility. In connection with the restated senior credit facility, the Company agreed to use commercially reasonable efforts to deliver a mortgage, limited in amount to comply with the indenture restrictions, encumbering the Beau Rivage within 90 days from the effective date of the restated loan agreement. Upon the issuance of such mortgage, the holders of the Company's 13% senior secured notes due 2013 would obtain an equal and ratable lien in the collateral.

        Under the amended senior credit facility, the Company and its restricted subsidiaries are required to maintain a minimum trailing annual EBITDA (as defined in the agreement governing its senior credit facility) of $1.2 billion for each of the quarters of 2012, increasing to $1.25 billion at March 31, 2013, to $1.3 billion at June 30, 2013, and to $1.4 billion at March 31, 2014. Capital expenditure limits previously in place under the senior credit facility did not change with the amendment.

        MGM Grand Paradise credit facility. MGM Grand Paradise's credit facility is comprised of approximately $552 million in term loans and a $400 million revolving loan. The outstanding balance of MGM Grand Paradise's credit facility at December 31, 2011 is comprised solely of the $552 million term loans. Scheduled amortization on the term loan begins in July 2012, with a lump sum payment of approximately $276 million upon final maturity in July 2015. The revolving loan may be redrawn, but is required to be repaid in full on the last date of the respective term loan, no later than July 2015. Interest on the term loan facility is based on HIBOR plus a margin ranging between 3% and 4.5%, based on MGM Grand Paradise's adjusted leverage ratio, as defined in its credit facility agreement. Interest on the revolving facility can be denominated in either Hong Kong dollars or U.S. dollars and is based on the same margin range, plus HIBOR or LIBOR, as appropriate. As of December 31, 2011, the credit facility is denominated entirely in Hong Kong dollars and interest is based on the margin range of 3%, plus HIBOR. Substantially all of the assets of MGM Grand Paradise serve as collateral for the MGM Grand Paradise credit facility, which is guaranteed by MGM China and certain of its direct and indirect subsidiaries.

        At December 31, 2011, MGM Grand Paradise was required to maintain a specified adjusted leverage ratio, as defined, at the end of each quarter while the loans are outstanding. The adjusted leverage ratio is required to be no greater than 4.00 to 1.00 for each quarter during 2011 and no greater than 3.50 to 1.00 thereafter. In addition, MGM Grand Paradise is required to maintain a debt service coverage ratio, as defined of no less than 1.50 to 1.00 at each quarter end. At December 31, 2011, MGM Grand Paradise was in compliance with its adjusted leverage ratio and debt service coverage ratios.

        Senior convertible notes. In April 2010, the Company issued $1.15 billion of 4.25% convertible senior notes due 2015 for net proceeds to the Company of $1.12 billion. The notes are general unsecured obligations of the Company and rank equally in right of payment with the Company's other existing senior unsecured indebtedness. The Company used the net proceeds from the senior convertible note issuance to temporarily repay amounts outstanding under its senior credit facility.

        The notes are convertible at an initial conversion rate of approximately 53.83 shares of the Company's common stock per $1,000 principal amount of the notes, representing an initial conversion price of approximately $18.58 per share of the Company's common stock. The initial conversion rate was determined based on the closing trading price of the Company's common stock on the date of the transaction, plus a 27.5% premium. The terms of the notes do not provide for any beneficial conversion features.

        In connection with the offering, the Company entered into capped call transactions to reduce the potential dilution of the Company's stock upon conversion of the notes. The capped call transactions have a cap price equal to approximately $21.86 per share. The Company paid approximately $81 million for the capped call transactions, which is reflected as a decrease in "Capital in excess of par value," net of $29 million of associated tax benefits.

        Financial instruments that are indexed to an entity's own stock and are classified as stockholders' equity in an entity's statement of financial position are not considered within the scope of derivative instruments. The Company performed an evaluation of the embedded conversion option and capped call transactions, which included an analysis of contingent exercise provisions and settlement requirements, and determined that the embedded conversion option and capped call transactions are considered indexed to the Company's stock and should be classified as equity, and therefore are not accounted for as derivative instruments. Accordingly, the entire face amount of the notes was recorded as debt until converted or retired at maturity, and the capped call transactions were recorded within equity as described above.

        In June 2011, the Company sold an additional $300 million in aggregate principal amount of the Company's 4.25% convertible senior notes due 2015 (the "Notes") on terms that were consistent with those governing the Company's existing convertible senior notes due 2015 for a purchase price of 103.805% of the principal amount to an indirect wholly owned subsidiary of Ms. Pansy Ho in a transaction exempt from registration under the Securities Act of 1933, as amended. The Notes are convertible at an initial conversion rate, subject to adjustment under certain circumstances, of approximately 53.83 shares of the Company's common stock per $1,000 principal amount of the Notes. The Company received approximately $311 million in proceeds related to this transaction. The initial agreement to sell the Notes occurred in April 2011, and the Notes were not sold until June 2011. The agreement to issue the Notes at a later date based on the fixed terms described above constituted a derivative instrument. At issuance, the fair value of the derivative instrument was equal to the difference between the fair value of the Notes and the Notes' issuance price. The Notes were recorded at fair value determined by the trading price (105.872%) of the Company's existing convertible notes on the date of issuance of the Notes, with the difference recorded as a premium to be recognized over the term of the Notes. The Company recorded a loss of $6 million related to the change in fair value of the derivative in "Other, net" non-operating income (expense) during the second quarter of 2011.

        Senior and senior secured notes. In February 2011, the Company repaid the $325 million of outstanding principal amount of its 8.375% senior subordinated notes due 2011 at maturity and in December 2011, the Company repaid the $129 million of outstanding principal of its 6.375% senior notes due 2011 at maturity.

        In addition, during the third quarter of 2011 the Company repurchased $10 million principal amount of its 6.75% senior notes due 2012 and $22 million principal amount of its 6.75% senior notes due 2013 in open market repurchases and recognized a gain of approximately $1 million in "Other, net" non-operating income (expense) related to these transactions.

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

        In March 2010, the Company issued $845 million of 9% senior secured notes due 2020 for net proceeds to the Company of approximately $826 million. The notes are secured by the equity interests and substantially all of the assets of MGM Grand Las Vegas and otherwise rank equally in right of payment with the Company's existing and future senior indebtedness. Upon the issuance of such notes, the holders of the Company's 13% senior notes due 2013 obtained an equal and ratable lien in all collateral securing these notes. The Company used the net proceeds from the senior note issuance to permanently repay approximately $820 million of loans previously outstanding under its credit facility.

        In October 2010, the Company issued $500 million of 10% senior notes due 2016, issued at a discount to yield 10.25%, for net proceeds to the Company of approximately $486 million. The notes are unsecured and otherwise rank equally in right of payment with the Company's existing and future senior indebtedness.

        Substantially all of the assets of New York-New York serve as collateral for the Company's 13% senior secured notes due 2013, substantially all of the assets of Bellagio and The Mirage serve as collateral for the Company's 10.375% senior secured notes due 2014 and the 11.125% senior secured notes due 2017, and substantially all of the assets of MGM Grand serve as collateral for the Company's 9.00% senior secured notes due 2020. Upon the issuance of the 10.375%, 11.125% and 9.00% notes, the holders of the Company's 13% senior secured notes due 2013 obtained an equal and ratable lien in all collateral securing these notes.

        Repurchases of senior notes. Subject to certain limitations under its senior credit facility and senior note indentures, the Company and its subsidiaries may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company's outstanding debt securities, in privately negotiated or open market transactions, by tender offer or otherwise pursuant to authorization of the Company's Board of Directors.

        January 2012 debt issuance. In January 2012 the Company issued $850 million of 8.625% senior notes due 2019 for net proceeds to the Company of approximately $836 million. The notes are unsecured and otherwise rank equally in right of payment with the Company's existing and future senior indebtedness.

        Maturities of long-term debt. Maturities of the Company's long-term debt as of December 31, 2011 are as follows:

(In thousands)
Years ending December 31,
2012	$563,155
2013	1,445,073
2014	4,565,489
2015	2,656,387
2016	1,475,649
Thereafter	2,917,854

13,623,607
Debt premiums and discounts, net	(153,440)

$13,470,167

        Fair value of long-term debt. The estimated fair value of the Company's long-term debt at December 31, 2011 was approximately $13.7 billion. Fair value was estimated using quoted market prices for the Company's senior notes, senior subordinated notes and senior credit facility. Carrying value of the MGM Grand Paradise credit facility approximates fair value. At December 31, 2010, the estimated fair value of the Company's long-term debt was approximately $12.4 billion, and was based on quoted market prices.

NOTE 10 — INCOME TAXES

        The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

        Consolidated income (loss) before taxes for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Domestic operations	$(902,613)	$(2,309,317)	$(2,003,584)
Foreign operations	3,734,244	93,292	(9,009)

	$2,831,631	$(2,216,025)	$(2,012,593)

        The income tax provision (benefit) attributable to loss before income taxes is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Federal
Current	$1,237	$(186,444)	$(391,281)
Deferred (excluding operating loss carryforward)	(57,573)	(404,522)	(280,603)
Deferred—operating loss carryforward	(260,167)	(225,589)	-
Other noncurrent	2,812	5,167	7,891

Benefit for federal income taxes	(313,691)	(811,388)	(663,993)

State
Current	4,482	7,262	1,105
Deferred (excluding separate components)	(9,472)	(13,739)	(52,860)
Deferred—operating loss carryforward	3,357	(9,619)	(6,357)
Deferred—valuation allowance	7,787	49,208	-
Deferred—enacted changes in tax laws or rates	12,743	-	-
Other noncurrent	1,320	(1,707)	1,125

Provision (benefit) for state income taxes	20,217	31,405	(56,987)

Foreign
Current	3,800	1,355	69
Deferred	(113,639)	-	-

Provision (benefit) for foreign income taxes	(109,839)	1,355	69

	$(403,313)	$(778,628)	$(720,911)

        A reconciliation of the federal income tax statutory rate and the Company's effective tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
Federal income tax statutory rate	35.0%	35.0%	35.0%
State income tax (net of federal benefit)	0.3	0.5	1.9
State valuation allowance	0.2	(1.5)	-
Foreign jurisdiction income/losses taxed at other than 35%	(2.1)	1.2	(0.4)
Foreign jurisdiction tax rate change	(4.6)	-	-
MGM China acquisition gain	(43.2)	-	-
Tax credits	(0.2)	0.2	0.2
Permanent and other items	0.4	(0.3)	(0.9)

	(14.2)%	35.1%	35.8%

        The major tax-effected components of the Company's net deferred tax liability are as follows:

	At December 31,
	2011	2010
	(In thousands)
Deferred tax assets—federal and state
Bad debt reserve	$36,901	$43,007
Deferred compensation	2,895	14,278
Net operating loss carryforward	492,515	237,178
Accruals, reserves and other	59,874	80,498
Investments in unconsolidated affiliates	340,051	359,849
Stock-based compensation	56,912	51,582
Tax credits	29,716	27,774
Michigan Business Tax deferred asset, net	-	39,068

	1,018,864	853,234
Less: Valuation allowance	(8,779)	(35,723)

	1,010,085	817,511

Deferred tax assets—foreign
Bad debt reserve	2,273	-
Net operating loss carryforward	50,745	-
Property and equipment	8,898	-
Long-term debt	2,378	-

	64,294	-
Less: Valuation allowance	(63,222)	-

	1,072	-

Total deferred tax assets	$1,011,157	$817,511

Deferred tax liabilities—federal and state
Property and equipment	(2,659,471)	(2,719,201)
Long-term debt	(359,873)	(366,324)
Cost method investments	(34,239)	(41,849)
Intangibles	(100,099)	(106,564)

	(3,153,682)	(3,233,938)

Deferred tax liabilities—foreign
Accruals, reserves and other	(12,527)	-
Intangibles	(255,984)	-

	(268,511)	-

Total deferred tax liability	$(3,422,193)	$(3,233,938)

Net deferred tax liability	$(2,411,036)	$(2,416,427)

        As discussed in Note 2, the Company identified certain errors related to deferred tax liabilities in its financial statements for years prior to 2009. Such errors have been corrected in the accompanying financial statements. The 2010 components of the Company's net deferred tax liability disclosed in the table above reflect adjustments to correct amounts previously presented as a result of the errors. The deferred tax asset related to "Investments in unconsolidated affiliates" was reduced by $74 million, the deferred tax liabilities related to "Property and equipment" and "Long-term debt" were decreased by $12 million and $4 million, respectively and "Valuation allowance" was decreased by $1 million.

        The Company recorded a net deferred tax liability of $381 million at June 3, 2011 for the acquisition of the controlling financial interest in MGM China and a corresponding increase to goodwill. The net deferred tax liability represented the excess on the acquisition date of the financial reporting amounts of the net assets of MGM China over their respective bases under Macau tax law measured at the enacted tax rates expected to apply to taxable income in the periods such differences are expected to be realized, net of a valuation allowance.

        Income generated from gaming operations of MGM Grand Paradise, which is wholly owned by MGM China, is exempted from Macau's 12% complementary tax for the five-year period ending December 31, 2016 pursuant to approval from the Macau government granted on September 22, 2011. Absent this exemption, "Net income attributable to MGM Resorts International" would have been reduced by $18 million or $0.03 per share. The approval granted in 2011 represented the second five-year exemption period granted to MGM Grand Paradise. When measuring the net deferred tax liability at June 3, 2011, the Company did not assume an extension of this exemption beyond December 31, 2016. However, during the fourth quarter of 2011, the Company changed its assumption concerning the granting of an additional five-year exemption period because a competitor of MGM Grand Paradise was granted during such quarter a third five-year exemption. Therefore the Company believes MGM Grand Paradise should also be entitled to a third five-year exemption in order to ensure non-discriminatory treatment among gaming concessionaires and sub-concessionaires, a requirement under Macanese law. Accordingly, the Company decreased this net deferred liability by $129 million during the fourth quarter of 2011 with a corresponding increase to income tax benefit.

        Non-gaming operations remain subject to the Macau complementary tax. MGM Grand Paradise had at December 31, 2011 a complementary tax net operating loss carryforward of $423 million resulting from non-gaming operations that will expire if not utilized against non-gaming income in years 2012 through 2014. The Macanese net operating loss carryforwards are fully offset by valuation allowance.

        MGM Grand Paradise's exemption from the Macau 12% complementary tax on gaming profits does not apply to dividend distributions of such profits to MGM China. The complementary tax would be levied on MGM China at the time such profits are distributed. MGM Grand Paradise has submitted a request to the Macau government to settle the complementary tax that would be due on such distributions by paying a flat annual fee ("Annual Fee Arrangement") regardless of the amount of distributable dividends. MGM China would not be subject to the complementary tax on such distributions if the annual fee arrangement were in place. Since this arrangement was not in place at December 31, 2011, the Company has provided deferred taxes in the amount of $15 million on the U.S. GAAP earnings of MGM Grand Paradise from the date of the acquisition of the controlling financial interest and will continue to do so until an arrangement is in place. Since gaming profits subject to the complementary tax on dividend distributions exceed such U.S. GAAP earnings, a distribution of such gaming profits before the annual fee arrangement is put in place could result in the accrual of additional complementary tax in the period such distribution is made.

        In February 2012, the board of directors of MGM Grand Paradise declared a distribution to MGM China that will be subject to complementary tax in the amount of $59 million if the Annual Fee Arrangement is not put in place before the tax is due (no later than June 30, 2013). If the Annual Fee Arrangement is not in place before March 31, 2012, the Company will provide an additional $44 million of complementary tax above what it would have otherwise accrued on a U.S. GAAP basis in the first quarter of 2012. All complementary tax provided on gaming profits would be reversed in the period the Annual Fee Arrangement is put in place and the agreed annual fee would be accrued in its place.

        As of December 31, 2011, the Company had an excess amount for financial reporting over the U.S. tax basis of its investment in MGM China of $3.8 billion that management does not consider to be essentially permanent in duration. The Company expects this basis difference to resolve through repatriations of future MGM China earnings. The Company has not provided U.S. deferred taxes for such excess financial reporting basis because it believes there would be sufficient foreign tax credits to offset all U.S. income tax that would result from the future repatriation of such earnings.

        For U.S. federal income tax purposes, the Company has a net operating loss carryforward of $1.4 billion that will begin to expire in 2030, an alternative minimum tax credit carryforward of $12 million that will not expire and a general business tax credit carryforward of $15 million that will begin to expire in 2029. The Company also has a charitable contribution carryforward of $7 million that will begin to expire in 2014 and a foreign tax credit carryforward of $2 million that will expire if not utilized by 2015.

        At December 31, 2011 the Company was close to the ownership change threshold set forth in Internal Revenue Code section 382 as a result of transactions in its stock over the past several years. Should an ownership change occur in a future period, the Company's U.S. federal income tax net operating losses and tax credits incurred prior to the ownership change would generally be subject to a post-change annual usage limitation equal to the value of the Company at the time of the ownership change multiplied by the long-term tax exempt rate at such time as established by the IRS. The Company does not anticipate that this limitation would prevent the utilization of the Company's net operating losses and tax credits prior to their expiration or materially impact the cash taxes payable in future years.

        For state income tax purposes, the Company has Illinois and New Jersey net operating loss carryforwards of $59 million and $103 million, respectively, which equates to deferred tax assets, after federal tax effect and before valuation allowance, of $3 million and $6 million, respectively. The Illinois net operating loss carryforwards will begin to expire if not utilized by 2021. The New Jersey net operating loss carryforwards will expire if not utilized by various dates from 2012 through 2031.

        The state of Michigan enacted during 2011 changes in its corporate tax law that became effective on January 1, 2012. The state replaced the Michigan Business Tax ("MBT") regime with a new Corporate Income Tax ("CIT") regime that taxes unitary combined income apportioned to the state at a 6% rate. Net operating loss carryforwards generated under the MBT, of which the Company had $198 million at December 31, 2011, may not be carried over and utilized under the CIT. Losses generated under the CIT will have a 10 year carryforward period. Furthermore, the book-tax difference deduction, which would have been available under the MBT in 2015 through 2029, is not available under the CIT. The Company recorded during 2011 an increase to the net Michigan deferred tax liability in the amount of $8 million, after federal effect, to reflect the impact of this tax law change, with a corresponding reduction to income tax benefit.

        During 2011, the state of Illinois enacted increases to its corporate income tax rate and also suspended the use of net operating loss carryforwards for three years, effective beginning 2011. The impact of this tax law change on the net Illinois deferred tax liability was less than $1 million.

        At December 31, 2011, there is a $6 million valuation allowance, after federal effect, provided on certain state deferred tax assets, a valuation allowance of $2 million on the U.S. foreign tax credit and a valuation allowance of $63 million on certain Macau deferred tax assets because management believes these assets do not meet the "more likely than not" criteria for recognition. Given the negative impact of the U.S. economy on the results of operations in the past several years and expectations that our recovery will be tempered by certain aspects of the current economic conditions such as weaknesses in employment conditions and the housing market, the Company no longer relies on future domestic operating income in assessing the realizability of its domestic deferred tax assets and now relies only on the future reversal of existing domestic taxable temporary differences. Since the future reversal of existing U.S. federal taxable temporary differences currently exceeds the future reversal of existing U.S. federal deductible temporary differences, the Company continued to conclude that it is more likely than not that its U.S federal deferred tax assets as of December 31, 2011, other than the foreign tax credit carryforward, are realizable. The Company anticipates that the future reversal of its U.S. federal deductible temporary differences could exceed the future reversal of its U.S. federal taxable temporary differences as early as the first quarter of

2012, in which case the Company would record a valuation allowance for such excess with a corresponding reduction of federal income tax benefit on its statement of operations.

        The Company assesses its tax positions using a two-step process. A tax position is recognized if it meets a "more likely than not" threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts, and at December 31, 2011, the Company has classified $29 million as current in "Other accrued liabilities" and $112 million as long-term in "Other long-term obligations," based on the time until expected payment.

        A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Gross unrecognized tax benefits at January 1	$134,417	$161,377	$102,783
Gross increases – Prior period tax positions	9,360	16,431	13,890
Gross decreases – Prior period tax positions	(13,772)	(40,347)	(10,372)
Gross increases – Current period tax positions	15,794	14,995	60,286
Settlements with taxing authorities	-	(14,844)	(5,210)
Lapse in statutes of limitations	-	(3,195)	-

Gross unrecognized tax benefits at December 31	$145,799	$134,417	$161,377

        The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $32 million and $30 million at December 31, 2011 and 2010, respectively.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $26 million in interest related to unrecognized tax benefits accrued at both December 31, 2011 and 2010. No amounts were accrued for penalties as of either date. Income tax expense for the years ended December 31, 2011, 2010, and 2009 includes interest related to unrecognized tax benefits of $0 million, $8 million, and $8 million, respectively.

        The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the taxes paid in foreign jurisdictions are not material. As of December 31, 2011, the Company is no longer subject to examination of its U.S. consolidated federal income tax returns filed for years ended prior to 2005. The IRS completed its examination of the Company's consolidated federal income tax returns for the 2003 and 2004 tax years during 2010 and the Company paid $12 million in tax and $4 million in associated interest with respect to adjustments to which it agreed. In addition, the Company submitted a protest to IRS Appeals of certain adjustments to which it did not agree. The Company expects the issues subject to appeal will be settled within the next 12 months. During the fourth quarter of 2010, the IRS opened an examination of the Company's consolidated federal income tax returns for the 2005 through 2009 tax years. It is reasonably possible that the IRS will complete this examination within the next 12 months and the Company may agree to certain adjustments and protest others.

        During the first quarter of 2011, the IRS opened audits of the 2007 through 2008 tax years of CityCenter Holdings LLC, an unconsolidated affiliate treated as a partnership for income tax purposes and the 2008 through 2009 tax years of MGM Grand Detroit LLC, a subsidiary treated as a partnership for income tax purposes. It is reasonably possible that the IRS will complete these examinations within the next 12 months and the Company may agree to certain adjustments and protest others.

        The Company reached settlement during 2010 with IRS Appeals with respect to the audit of the 2004 through 2006 tax years of MGM Grand Detroit, LLC. At issue was the tax treatment of payments made under an agreement to develop, own and operate a hotel casino in the City of Detroit. The Company agreed to pay $1 million in tax for such years as a result of this settlement.

        During the fourth quarter of 2010, the Company and its joint venture partner reached tentative settlement with IRS Appeals with respect to the audit of the 2003 and 2004 tax years of a cost method investee of the Company that is treated as a partnership for income tax purposes. The adjustments to which the Company agreed in such tentative settlement will be included in any settlement that it may reach with respect to the 2003 and 2004 examination of its consolidated federal income tax return. The IRS is currently auditing the 2005 through 2009 tax years of this investee. It is reasonably possible that the IRS will complete this examination within the next 12 months and the Company may agree to certain adjustments and protest others.

        The IRS closed during 2010 its examination of the federal income tax return of Mandalay Resort Group for the pre-acquisition year ended April 25, 2005 and issued a "No-Change Letter." The statutes of limitations for assessing tax for all Mandalay Resort Group pre-acquisition years are now closed.

        As of December 31, 2011, other than the exceptions noted below, the Company was no longer subject to examination of its various state and local tax returns filed for years ended prior to 2007. The state of Illinois during 2010 initiated an audit of its Illinois combined returns for the 2006 and 2007 tax years. The Company expects that this audit will close and all issues will be settled in the next 12 months. The state of New Jersey began audit procedures during 2010 of a cost method investee of the Company's for the 2003 through 2006 tax years. No other state or local income tax returns are currently under exam.

        The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits at December 31, 2011 may decrease by a range of $25 to $36 million within the next twelve months on the expectation during such period of (1) settlement of issues under appeal in connection with the IRS audit of the Company's 2003 and 2004 consolidated federal income tax returns, and (2) the possible closure of the IRS audits of the 2005 through 2009 consolidated federal income tax returns; the 2007 through 2008 federal income tax returns of CityCenter Holdings, LLC; the 2008 through 2009 federal income tax returns of MGM Grand Detroit, LLC and the 2005 through 2009 federal income tax returns of its cost method investee.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

        Leases. The Company leases real estate and various equipment under operating and, to a lesser extent, capital lease arrangements. Certain real estate leases provide for escalation of rent based upon a specified price index and/or based upon periodic appraisals.

        At December 31, 2011, the Company was obligated under non-cancellable operating leases and capital leases to make future minimum lease payments as follows:

	Operating Leases	Capital Leases
	(In thousands)
2012	$17,920	$1,409
2013	12,992	287
2014	6,972	213
2015	4,977	213
2016	3,772	142
Thereafter	39,181	-

Total minimum lease payments	$85,814	2,264

Less: Amounts representing interest		(168)

Total obligations under capital leases		2,096
Less: Amounts due within one year		(1,472)

Amounts due after one year		$624

        The current and long-term obligations under capital leases are included in "Other accrued liabilities" and "Other long-term obligations," respectively. Rental expense for operating leases was $30 million for 2011, $26 million for 2010, and $24 million for 2009.

        CityCenter completion guarantee. In January 2011, the Company entered into an amended completion and cost overrun guarantee in connection with CityCenter's restated senior credit facility agreement and issuance of $1.5 billion of senior secured first lien notes and senior secured second lien toggle notes, as previously discussed. Consistent with the terms of the previous completion guarantee, the terms of the amended completion guarantee provide for the ability to utilize the then remaining $124 million of net residential proceeds to fund construction costs, or to reimburse the Company for construction costs previously expended, though the timing of receipt of such proceeds is uncertain. The completion guarantee is collateralized by substantially all of the assets of Circus Circus Las Vegas, as well as certain undeveloped land adjacent to that property.

        As of December 31, 2011, the Company has funded $645 million under the completion guarantee. The Company has recorded a receivable from CityCenter of $110 million related to these amounts, which represents amounts reimbursable to the Company from CityCenter from future residential proceeds. The Company has a remaining estimated net obligation under the completion guarantee of $28 million which includes estimated litigation costs related to the resolution of disputes with contractors as to the final construction costs and estimated amounts to be paid to contractors either through the joint venture's extra-judicial settlement process or through the legal process related to the Perini litigation. The Company's accrual also reflects certain estimated offsets to the amounts claimed by the contractors. CityCenter has reached, or expects to reach, settlement agreements with all but seven of Perini's first-tier subcontractors. However, significant disputes remain with the general contractor and the remaining subcontractors. Amounts claimed by such parties exceed amounts included in the Company's completion guarantee accrual by approximately $185 million, as such amounts exceed the Company's best estimate of its liability. Moreover, the Company has not accrued for any contingent payments to CityCenter related to the Harmon Hotel & Spa component, which is unlikely to be completed using the building as it now stands.

        The Clark County Building Division (the "Building Division") retained a structural engineering consultant to provide with respect to the Harmon building "an engineering analysis to determine the structural stability of the as-built condition." The report from the Building Division's structural engineering consultant, however, stated: "It is our understanding that the full nature and extent of the current as-built condition has not been documented or provided to us at the current time. We based this study only on information that was obtained from the available design documents, non-compliance reports and limited visual observations." Thus, the Building Division's structural engineering consultant apparently did not perform other testing or a relevant analysis of the building in its current, as-built condition.

        Among its general findings the report of the Building Division's structural engineering consultant stated: "Our analytical findings suggest that the as-designed Harmon Tower structure is structurally stable under design loads from a maximum considered earthquake (MCE) event;" and further, "Our analysis indicates that the as-designed strength of Harmon Tower's shear wall system is generally sufficient to resist the design loads from a maximum considered earthquake (MCE)." The report from the Building Division's structural engineering consultant recommended further study of the Harmon building's vulnerabilities. Accordingly, since the County's consultant did not appear to have performed an as-built analysis, the report that was issued has minimal value if any in resolution of the issues presented to the Company's pending litigation with Perini.

        The Building Division requested that CityCenter conduct an analysis, based on all available information, as to the structural stability of the Harmon under building-code-specified load combinations. On July 11, 2011 a consulting engineer engaged by CityCenter for this review submitted the results of his analysis of the Harmon tower and podium in its current as-built condition. The engineer opined, among other things, that "[i]n a code-level earthquake, using either the permitted or current code specified loads, it is likely that critical structural members in the tower will fail and become incapable of supporting gravity loads, leading to a partial or complete collapse of the tower. There is missing or misplaced reinforcing steel in columns, beams, shear walls, and transfer walls throughout the structure of the tower below the twenty-first floor." In response to this opinion, on July 12, 2011 the Building Division required CityCenter, no later than August 15, 2011, "to provide a plan of action that will abate the potential for structural collapse and protect impacted uses and occupancies." Under the relevant building code provision, "abate" means repair, rehabilitation, demolition or removal of the subject building.

        On August 15, 2011, after expert consultation, CityCenter submitted its reply to the Building Division. CityCenter informed the Building Division it has decided to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake by demolishing the building, and enclosed a plan of action for demolition by implosion prepared by LVI Environmental Services of Nevada, Inc. CityCenter also advised that prior to undertaking the demolition plan of action, it will seek relief from a standing order of the District Court judge presiding over the Perini litigation that prohibits alteration or destruction of the building without court approval. In addition, CityCenter supplied the foundational data for the engineering conclusions stated in the July 11, 2011 letter declaring the Harmon's structural instability in the event of a code-level earthquake.

        The Building Division advised CityCenter that the Building Division's staff would review CityCenter's August 15, 2011 submission and then issue its conclusions to CityCenter, but the Building Division did not specify a date for such guidance. By letter dated August 18, 2011, the Building Division requested a meeting with CityCenter's retained engineering firm concerning its conclusions regarding the Harmon's as-built condition. Pursuant to this request by the Building Division, representatives from CityCenter's retained engineering firm met with the Building Division and directly responded to the Building Division's inquiries.

        On November 22, 2011, the Building Division informed CityCenter by letter that "[b]ased on the information provided to Clark County Development Services including but not limited to the Weidlinger & Associates Letter of August 11, 2011 and subsequent conversations, it is required that MGM Resorts submit a plan abating the code deficiencies discovered in the Harmon Tower." CityCenter has made a motion to the court presiding over the Perini litigation for permission to proceed with the demolition of the Harmon in advance of the conclusion of the litigation. That motion is set for hearing on March 12, 2012. CityCenter has also resubmitted the plan of abatement action prepared by LVI which was submitted on August 15, 2011, and applied to the Building Division for appropriate demolition permits and approvals. Those applications are pending.

        The Company does not believe it would be responsible for funding under the completion guarantee any additional remediation efforts that might be required with respect to the Harmon; however, the Company's view is based on a number of developing factors, including with respect to on-going litigation with CityCenter's contractors, actions by local officials and other developments related to the CityCenter venture, that are subject to change. CityCenter's restated senior credit facility provides that certain demolition expenses may be funded only by equity contributions from the members of the CityCenter venture or certain specified extraordinary receipts (which include any proceeds from the Perini litigation). Based on current estimates, which are subject to change, the Company believes the demolition of the Harmon would cost approximately $31 million.

        CityCenter construction litigation. In March 2010, Perini Building Company, Inc. ("Perini"), general contractor for CityCenter, filed a lawsuit in the Eighth Judicial District Court for Clark County, State of Nevada, against MGM MIRAGE Design Group (a wholly owned subsidiary of the Company which was the original party to the Perini construction agreement) and certain direct or indirect subsidiaries of CityCenter Holdings, LLC (the "CityCenter Owners"). Perini asserts that CityCenter was substantially completed, but the defendants failed to pay Perini approximately $490 million allegedly due and owing under the construction agreement for labor, equipment and materials expended on CityCenter. The complaint further charges the defendants with failure to provide timely and complete design documents, late delivery to Perini of design changes, mismanagement of the change order process, obstruction of Perini's ability to complete the Harmon component, and fraudulent inducement of Perini to compromise significant amounts due for its general conditions. The complaint advances claims for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment and promissory estoppel, and fraud and intentional misrepresentation. Perini seeks compensatory damages, punitive damages, attorneys' fees and costs.

        In April 2010, Perini served an amended complaint in this case which joins as defendants many owners of CityCenter residential condominium units (the "Condo Owner Defendants"), adds a count for foreclosure of Perini's recorded master mechanic's lien against the CityCenter property in the amount of approximately $491 million, and asserts the priority of this mechanic's lien over the interests of the CityCenter Owners, the Condo Owner Defendants and CityCenter lenders in the CityCenter property.

        The CityCenter Owners and the other defendants dispute Perini's allegations, and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to CityCenter, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon, property damage and Perini's failure to perform its obligations to pay certain subcontractors and to prevent filing of liens against CityCenter. Parallel to the court litigation, CityCenter management conducted an extra-judicial program for settlement of CityCenter subcontractor claims. CityCenter has resolved the claims of 215 first-tier Perini subcontractors (including the claims of any lower-tier subcontractors that might have claims through those first-tier subcontractors), with only seven remaining for further proceedings along with trial of Perini's claims and CityCenter's Harmon-related counterclaim and other claims by CityCenter against Perini and its parent guarantor, Tutor Perini. Three of the remaining subcontractors are implicated in the defective work at the Harmon. In December 2010, Perini recorded an amended notice of lien reducing its lien to approximately $313 million. Because of settlements with subcontractors, CityCenter believes it is entitled to a further lien reduction of approximately $133 million (for a revised lien amount of $186 million, including certain liens not related to Perini's lien) once the Company has provided the court and Perini with the required information.

        The court has set a trial date of February 4, 2013 for the consolidated action involving Perini, the remaining Perini subcontractors and any related third parties. The CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the Perini lawsuit. The Company believes that a loss with respect to Perini's punitive damages claim is neither probable nor reasonably possible. Please refer to the disclosure above for further discussion on the Company's completion guarantee obligation which may be impacted by the outcome of the above litigation and the joint venture's extra-judicial settlement process.

        Sales and use tax on complimentary meals.    In March 2008, the Nevada Supreme Court ruled, in a case involving another gaming company, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from use tax. The Company had previously paid use tax on these items and has generally filed for refunds for the periods from January 2001 to February 2008 related to this matter. The Company is claiming the exemption on sales and use tax returns for periods after February 2008 in light of this Nevada Supreme Court decision and has not accrued or paid any sales or use tax for those periods. Recently the Nevada Department of Taxation has asserted that gaming companies should pay sales tax on customer complimentary meals and employee meals on a prospective basis. This position stems from a recent Nevada Tax Commission decision concerning another gaming company which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The other gaming company filed in Clark County District Court a petition for judicial review of the Nevada Tax Commission decision. The Company is currently evaluating whether or not to accrue tax prospectively as it disagrees with the position asserted by the Nevada Department of Taxation.

        Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company's senior credit facility limits the amount of letters of credit that can be issued to $250 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At December 31, 2011, the Company had provided $37 million of total letters of credit. In addition, MGM China had provided approximately $40 million of guarantees under the MGM Grand Paradise credit facility.

        Other litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 12 — STOCKHOLDERS' EQUITY

        Authorized common stock. In June 2011, the stockholders of the Company approved a proposal to amend and restate the Amended and Restated Certificate of Incorporation of the Company to increase the Company's number of authorized shares of common stock to 1,000,000,000 shares.

        Stock offering. In October 2010, the Company issued 40.9 million shares of its common stock for total net proceeds to the Company of $512 million. Concurrently with the Company's issuance, Tracinda sold approximately 27.8 million shares of the Company's common stock. The Company did not receive any proceeds from the sale of such common stock by Tracinda. In November 2010, the underwriter exercised its ability to purchase an additional 6.1 million shares from the Company and 4.2 million shares from Tracinda to cover overallotments, with net proceeds to the Company of approximately $77 million. Proceeds from the common stock offering were used to repay outstanding amounts under the Company's senior credit facility (see Note 9) and for general corporate purposes.

        Stock repurchases. Share repurchases are only conducted under repurchase programs approved by the Board of Directors and publicly announced. At December 31, 2011, the Company had 20 million shares available for repurchase under the May 2008 authorization, subject to limitations under the Company's agreements governing its long-term indebtedness. The Company did not repurchase any shares during 2011, 2010 or 2009.

        MGM China Dividend.    In February 2012, MGM China's Board of Directors declared a dividend of approximately $400 million which will be paid to shareholders of record as of March 9, 2012, and distributed on or about March 20, 2012. The Company will receive approximately $204 million, representing 51% of such dividend.

NOTE 13 — NONCONTROLLING INTERESTS

        As discussed in Note 3, the Company became the controlling shareholder of MGM China and began consolidating the financial position of MGM China in its financial statements as of June 3, 2011. The noncontrolling interests in MGM China and other minor subsidiaries are presented as a separate component of stockholders' equity in the Company's consolidated balance sheets, and the net income attributable to noncontrolling interests is presented on the Company's consolidated statements of operations. Net income attributable to noncontrolling interests was $120 million for the year ended December 31, 2011.

NOTE 14 — STOCK-BASED COMPENSATION

        2005 Omnibus Incentive Plan. The Company's omnibus incentive plan, as amended (the "Omnibus Plan"), allows it to grant stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), and other stock-based awards to eligible directors, officers and employees of the Company and its subsidiaries. The Omnibus Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. The Committee has discretion under the Omnibus Plan regarding which type of awards to grant, the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:

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

        As of December 31, 2011, the Company had an aggregate of approximately 8 million shares of common stock available for grant as share-based awards under the Omnibus Plan. A summary of activity under the Company's share-based payment plans for the year ended December 31, 2011 is presented below:

Stock options and stock appreciation rights ("SARs")

	Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	28,129	$21.73
Granted	3,514	9.06
Exercised	(268)	10.38
Forfeited or expired	(1,055)	26.94

Outstanding at December 31, 2011	30,320	20.18	3.07	$20,384

Vested and expected to vest at December 31, 2011	29,686	20.40	3.00	$19,607

Exercisable at December 31, 2011	20,631	24.34	1.89	$7,821

        As of December 31, 2011, there was a total of $50 million of unamortized compensation related to stock options and stock appreciation rights expected to vest, which is expected to be recognized over a weighted-average period of 1.8 years.

Restricted stock units ("RSUs")

	Shares (000's)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	1,144	$13.90
Granted	518	8.28
Vested	(367)	14.87
Forfeited	(114)	13.77

Nonvested at December 31, 2011	1,181	11.15

        As of December 31, 2011, there was a total of $19 million of unamortized compensation related to RSUs which is expected to be recognized over a weighted-average period of 1.3 years.

        The following table includes additional information related to stock options, SARs and RSUs:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Intrinsic value of share-based awards exercised or RSUs vested	$4,841	$4,377	$2,546
Income tax benefit from share-based awards exercised or RSUs vested	1,675	1,521	891
Proceeds from stock option exercises	-	-	637

        In 2009, the Company began to net settle stock option exercises, whereby shares of common stock are issued equivalent to the intrinsic value of the option less applicable taxes. Accordingly, the Company no longer receives proceeds from the exercise of stock options.

        MGM China Share Option Plan. The Company's subsidiary, MGM China, adopted an equity award plan in 2011 for grants of stock options to purchase ordinary shares of MGM China to eligible directors, employees and non-employees of MGM China and its subsidiaries ("MGM China Plan"). The MGM China Plan is administered by MGM China's Board of Directors, which has the discretion to determine the exercise price and term of the award, as well as other conditions, in all cases subject to certain limits, including:

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

        Stock options currently granted under the MGM China Plan have a term of ten years, and vest in four equal annual installments. Expense is recognized on a straight-line basis over the vesting period of the awards net of estimated forfeitures. Forfeitures are estimated at the time of grant, with such estimate updated periodically and with actual forfeitures recognized currently to the extent they differ from the estimate. The Company estimates the fair value of stock options granted under the MGM China Plan using the Black-Scholes model. Expected volatilities are based on historical volatility from a selection of companies in MGM China's peer group due to MGM China's lack of historical information. The Company determined expected term based on a binomial model. The risk-free interest rate was based on rates in effect at the grant date for the Hong Kong Exchange Fund Note with maturities matching the relevant expected term of the award.

        As of December 31, 2011, MGM China had an aggregate of approximately 1.1 billion shares of options available for grant as share-based awards. A summary of activity under the MGM China Plan for the year ended December 31, 2011 is presented below:

Stock options

	Shares (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	-	$-
Granted	19,260	1.99

Outstanding at December 31, 2011	19,260	1.99	3.45	$-

Vested and expected to vest at December 31, 2011	18,297	1.99	3.45	$-

        As of December 31, 2011, there was a total of $20 million of unamortized compensation related to stock options expected to vest, which is expected to be recognized over a weighted-average period of 3.5 years.

        Recognition of compensation cost. Compensation cost for both the Omnibus Plan and MGM China Plan was recognized as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Compensation cost
Stock options and SARS	$23,956	$20,554	$21,756
RSUs	17,147	19,693	21,294
MGM China Plan	3,176	-	-

Total compensation cost	44,279	40,247	43,050
Less: CityCenter reimbursed costs	(4,572)	(5,259)	(6,415)
Less: Compensation cost capitalized	-	-	(64)

Compensation cost recognized as expense	39,707	34,988	36,571
Less: Related tax benefit	(12,712)	(12,162)	(12,689)

Compensation expense, net of tax benefit	$26,995	$22,826	$23,882

        Compensation cost for SARs granted under the 2005 Omnibus Plan is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected volatility	72%	71%	82%
Expected term	4.9 yrs.	4.8 yrs.	4.7 yrs.
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.0%	1.9%	2.4%
Weighted-average fair value of options granted	$5.29	$6.91	$5.37

        Expected volatility is based in part on historical volatility and in part on implied volatility based on traded options on the Company's stock. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

        Compensation cost for stock options granted under the MGM China Plan is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected volatility	60%	NA	NA
Expected term	8.0 yrs.	NA	NA
Expected dividend yield	0%	NA	NA
Risk-free interest rate	2.1%	NA	NA
Weighted-average fair value of options granted	$1.26	NA	NA

NOTE 15 — EMPLOYEE BENEFIT PLANS

        Multiemployer benefit plans. Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multiemployer health and welfare and defined benefit pension plans. Of these plans, the Company considers the Southern Nevada Culinary and Bartenders Pension Plan (the "Pension Plan"), under the terms of collective-bargaining agreements with the Local Joint Executive Board of Las Vegas for and on behalf of Culinary Workers Union Local No. 226 and Bartenders Union Local No. 165 to be individually significant. The risk of participating in the Pension Plan differs from single-employer plans in the following aspects:

  a)
  Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;
  b)
  If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers;
  c)
  If an entity chooses to stop participating in some of its multiemployer plans, the entity may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability;
  d)
  If the Pension Plan is terminated by withdrawal of all employers and if the value of the nonforfeitable benefits exceeds plan assets and withdrawal liability payments, employers are required by law to make up the insufficient difference.

        Pursuant to its collective-bargaining agreements referenced above, the Company also contributes to UNITE HERE Health (the "Health Fund"), which provides healthcare benefits to its active and retired members. The Company's participation in the Pension Plan is outlined in the table below.

		Pension Protection Act Zone Status
				Expiration Date of Collective Bargaining Agreements (2)
	EIN/Pension Plan Number
Pension Fund		2010	2009
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617/001	Green	Yellow (1)	5/31/13 - 11/12/14
(1)
The Pension Plan was certified for the 2009 plan year as being in endangered status, or the yellow zone. However, the trustees made an election under the Worker, Retiree, and Employer Recovery Act of 2008 to freeze the Pension Plan's funding status for the 2009 plan year; therefore, the Pension Plan was treated as neither in endangered nor critical status for the 2009 plan year and the Pension Plan was not required to adopt a funding improvement plan.
(2)
The Company is party to ten collective-bargaining agreements that require contributions to the Pension Plan. The agreements between CityCenter Hotel Casino, LLC, Bellagio, Mandalay Corp., MGM Grand Hotel, LLC and the Local Joint Executive Board of Las Vegas are the most significant because more than half of the Company's employee participants in the Pension Plan are covered by those four agreements.

        Contributions to the Company's multiemployer pension plans and other multiemployer benefit plans were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Multiemployer Pension Plans
Southern Nevada Culinary and Bartenders Pension Plan	$31,476	$28,392	$22,322
Other pension plans not individually significant	7,812	7,485	7,152

Total multiemployer pension plans	$39,288	$35,877	$29,474

Multiemployer Benefit Plans Other Than Pensions
UNITE HERE Health	$160,270	$159,757	$136,279
Other	13,608	11,175	10,397

Total multiemployer benefit plans other than pensions	$173,878	$170,932	$146,676

        Hours worked by employees covered by the Pension Plan and Health Fund increased by approximately 15% in 2010 due to the opening of Aria, offset by a reduction in hours worked at other properties due to the economic downturn. In addition, the contribution rate to the Pension Plan increased in mid 2010 as defined under the collective bargaining agreements. Hours worked in 2011 were flat compared to 2010; however, the contribution rate to the Pension Plan increased again in mid 2011 as defined under the collective bargaining agreements. Bellagio, Mandalay Bay and MGM Grand were listed in the Pension Plan's Forms 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2010 and 2009. Aria was listed as providing more than 5% of the total contributions for the plan year ended December 31, 2010. At the date the financial statements were issued, Form 5500 was not available for the plan year ending in 2011. No surcharges were imposed on the Company's contributions to any of the plans.

        Self insurance. The Company is self-insured for most health care benefits and workers compensation for its non-union employees. The liability for health care claims filed and estimates of claims incurred but not reported was $23 million and $18 million at December 31, 2011 and 2010, respectively. The workers compensation liability for claims filed and estimates of claims incurred but not reported was $27 million and $24 million as of December 31, 2011 and 2010, respectively. Both liabilities are included in "Other accrued liabilities."

        Retirement savings plans. The Company has retirement savings plans under Section 401(k) of the Internal Revenue Code for eligible employees. The plans allow employees to defer, within prescribed limits, up to 30% of their income on a pre-tax basis through contributions to the plans. The Company suspended its matching contributions to the plan in 2009, though certain employees at MGM Grand Detroit and Four Seasons were still eligible for matching contributions. The Company reinstated a more limited 401(k) company contribution in 2011 and will continue to monitor the plan contributions as the economy changes. In the case of certain union employees, the Company contributions to the plan are based on hours worked. The Company recorded charges for 401(k) contributions of $10 million in 2011, $3 million in 2010 and $2 million in 2008.

        The Company maintains nonqualified deferred retirement plans for certain key employees. The plans allow participants to defer, on a pre-tax basis, a portion of their salary and bonus and accumulate tax deferred earnings, plus investment earnings on the deferred balances, as a deferred tax savings. All employee deferrals vest immediately. In 2009, the Company suspended contributions to the plan.

        The Company also maintains nonqualified supplemental executive retirement plans ("SERP") for certain key employees. Until September 2008, the Company made quarterly contributions intended to provide a retirement benefit that is a fixed percentage of a participant's estimated final five-year average annual salary, up to a maximum of 65%. The Company has indefinitely suspended these contributions. Employees do not make contributions under these plans. A portion of the Company contributions and investment earnings thereon vest after three years of SERP participation and the remaining portion vests after both five years of SERP participation and 10 years of continuous service.

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

        MGM China contributes to a retirement plan as part of an employee benefits package for eligible employees. Contributions to the retirement plan for the period June 3, 2011 through December 31, 2011 were $2 million.

NOTE 16 — PROPERTY TRANSACTIONS, NET

        Property transactions, net consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Circus Circus Reno impairment	$79,658	$-	$-
Borgata impairment	61,962	128,395	-
Silver Legacy impairment	22,966	-	-
CityCenter investment impairment	-	1,313,219	955,898
Atlantic City Renaissance Pointe land impairment	-	-	548,347
Gain on sale of TI	-	-	(187,442)
Other property transactions, net	14,012	9,860	11,886

	$178,598	$1,451,474	$1,328,689

        At September 30, 2011 the Company reviewed the carrying value of its Circus Circus Reno long-lived assets for impairment using revised operating forecasts developed by management for that resort in the third quarter of 2011. Due to current and forecasted market conditions and results of operations through September 30, 2011 being lower than previous forecasts, the Company recorded a non-cash impairment charge of $80 million in the third quarter of 2011 in "Property transactions, net," primarily related to a write-down of Circus Circus Reno's long-lived assets. The Company's discounted cash flow analysis for Circus Circus Reno included estimated future cash inflows from operations and estimated future cash outflows for capital expenditures utilizing an estimated discount rate and terminal year capitalization rate.

        See Note 1 for the Borgata impairment in 2011 and 2010 and Note 6 for discussion of the Company's Silver Legacy investment impairment in 2011. Other property transactions in 2011 include the write-off of $5 million of goodwill related to Railroad Pass.

        See Note 6 for discussion of the Company's CityCenter investment impairment. Other property transactions in 2010 include the write-off of various abandoned construction projects.

        The Company reviewed the carrying value of its Renaissance Pointe land holdings for impairment at December 31, 2009 as management did not intend to pursue its MGM Grand Atlantic City project for the foreseeable future. The Company's Board of Directors subsequently terminated this project. The Company's Renaissance Pointe land holdings include a 72-acre development site and included 11 acres of land subject to a long-term lease with the Borgata joint venture. The fair value of the development land was determined based on a market approach and the fair value of land subject to the long-term lease with Borgata was determined using a discounted cash flow analysis using expected contractual cash flows under the lease discounted at a market capitalization rate. As a result, the Company recorded a non-cash impairment charge of $548 million in the fourth quarter of 2009.

        See Note 6 for discussion of the Company's CityCenter investment impairment in 2009 and Note 2 for information related to the sale of TI. Other write-downs in 2009 included the write-down of the Detroit temporary casino and write-off of various discontinued capital projects, offset by $7 million in insurance recoveries related to the Monte Carlo fire.

NOTE 17 — SEGMENT INFORMATION

        The Company's management views each of its casino resorts as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. The Company's principal operating activities occur in two geographic regions: the

United States and Macau S.A.R. The Company has aggregated its operations into two reportable segments based on the similar characteristics of the operating segments within the regions in which they operate: wholly owned domestic resorts and MGM China. The Company's operations related to investments in unconsolidated affiliates, MGM Hospitality, and certain other corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in corporate and other in the following segment disclosures to reconcile to consolidated results.

        The Company's management utilizes Adjusted Property EBITDA as the primary profit measure for its reportable segments. Adjusted Property EBITDA is a non-GAAP measure defined as Adjusted EBITDA before corporate expense and stock compensation expense related to the MGM Resorts stock option plan, which are not allocated to the reportable segments. MGM China recognizes stock compensation expense related to its stock compensation plan which is included in the calculation of Adjusted Property EBITDA for MGM China. Adjusted EBITDA is a non-GAAP measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, and property transactions, net.

        The following tables present the Company's segment information:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net Revenues:
Wholly owned domestic resorts	$5,892,902	$5,634,350	$5,875,090
MGM China	1,534,963	-	-

Reportable segment net revenues	7,427,865	5,634,350	5,875,090
Corporate and other	421,447	421,651	135,498

	$7,849,312	$6,056,001	$6,010,588

Adjusted EBITDA:
Wholly owned domestic resorts	$1,298,116	$1,165,413	$1,343,562
MGM China	359,686	-	-

Reportable segment
Adjusted Property EBITDA	1,657,802	1,165,413	1,343,562
Corporate and other	(101,233)	(235,200)	(236,463)

	1,556,569	930,213	1,107,099
Other operating income (expense):
Preopening and start-up expenses	316	(4,247)	(53,013)
Property transactions, net	(178,598)	(1,451,474)	(1,328,689)
Gain on MGM China transaction	3,496,005	-	-
Depreciation and amortization	(817,146)	(633,423)	(689,273)

Operating income (loss)	4,057,146	(1,158,931)	(963,876)

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
(Continued)
Non-operating income (expense):
Interest expense, net	(1,086,832)	(1,113,580)	(775,431)
Non-operating items from unconsolidated affiliates	(119,013)	(108,731)	(47,127)
Other, net	(19,670)	165,217	(226,159)

	(1,225,515)	(1,057,094)	(1,048,717)

Income (loss) before income taxes	2,831,631	(2,216,025)	(2,012,593)
Benefit for income taxes	403,313	778,628	720,911

Net income (loss)	3,234,944	(1,437,397)	(1,291,682)
Less: Net income attributable to noncontrolling interests	(120,307)	-	-

Net income (loss) attributable to MGM Resorts International	$3,114,637	$(1,437,397)	$(1,291,682)

	At December 31,
	2011	2010
Total assets:	(In thousands)
Wholly owned domestic resorts	$14,237,132	$14,038,040
MGM China	9,040,344	-

Reportable segment total assets	23,277,476	14,038,040
Corporate and other	4,488,800	4,913,808

	$27,766,276	$18,951,848

	Year Ended December 31,
	2011	2010	2009
Capital expenditures:	(In thousands)
Wholly owned domestic resorts	$235,638	$147,317	$101,363
MGM China	26,649	-	-

Reportable segment capital expenditures	262,287	147,317	101,363
Corporate and other	38,957	60,174	35,487

	$301,244	$207,491	$136,850

NOTE 18 — RELATED PARTY TRANSACTIONS

  CityCenter

        Management agreements. The Company and CityCenter have entered into agreements whereby the Company is responsible for management of the design, planning, development and construction of CityCenter and is managing the operations of CityCenter for a fee. The Company earned fees of $33 million, $20 million and $2 million for the years ended December 31, 2011, 2010 and 2009. The Company is being reimbursed for certain costs in performing its development and management services. During the years ended December 31, 2011, 2010 and 2009 the Company incurred $346 million, $354 million, and $95 million, respectively, of costs reimbursable by the joint venture, primarily for employee compensation and certain allocated costs. As of December 31, 2011 and 2010, CityCenter owed the Company $49 and $35 million, respectively, for management services and reimbursable costs.

        Other agreements. The Company owns OE Pub, LLC, which leases retail space in Crystals. The Company recorded $1 million of expense related to the lease agreement in each of the years ended December 31, 2011 and 2010. The Company entered into an agreement with CityCenter whereby the Company provides CityCenter the use of its aircraft on a time sharing basis. CityCenter is charged a rate that is based on Federal Aviation Administration regulations, which provides for reimbursement for specific costs incurred by the Company without any profit or mark-up. During the years ended December 31, 2011 and 2010, the Company was reimbursed $3 million and $4 million, respectively, for aircraft related expenses. The Company has various other arrangements with CityCenter for the provision of certain shared services, reimbursement of costs and other transactions undertaken in the ordinary course of business.

  MGM China

        Ms. Pansy Ho is member of the board of directors of, and holds a minority ownership interest in, MGM China. Ms. Pansy Ho is also the managing director of Shun Tak Holdings Limited (together with its subsidiaries "Shun Tak"), a leading conglomerate in Hong Kong with core businesses in transportation, property, hospitality and investments. Shun Tak provides various services and products, including ferry tickets, travel products, rental of hotel rooms, laundry services, advertising services and property cleaning services to MGM China and MGM China provides rental of hotel rooms at wholesale room rates to Shun Tak and receives rebates for ferry tickets from Shun Tak. For the period from June 3, 2011 through December 31, 2011, MGM China incurred expenses of $9 million related to such services and recorded revenue of less than $1 million related to hotel rooms provided to Shun Tak. As of December 31, 2011, MGM China did not have a material payable to or receivable from Shun Tak.

        In connection with the MGM China IPO, MGM Branding and Development Holdings, Ltd., an entity included in the Company's consolidated financial statements in which Ms. Pansy Ho indirectly holds a noncontrolling interest, entered into a brand license agreement with MGM China. MGM China pays a license fee to MGM Branding and Development Holdings, Ltd equal to 1.75% of MGM China's consolidated net revenue, subject to an annual cap of $25 million for the initial year of the agreement, prorated to $15 million for the portion of 2011 subsequent to the date of the IPO. The annual cap will increase by 20% per annum for each subsequent calendar year during the term of the agreement. During the period from June 3, 2011 through December 31, 2011, total license fees of $15 million were incurred by MGM China. Such amounts have been eliminated in consolidation. An entity owned by Ms. Pansy Ho received a distribution of $4 million during the year ended December 31, 2011 in connection with the ownership of a noncontrolling interest in MGM Branding and Development Holdings, Ltd.

  Convertible notes

        In June 2011, the Company sold $300 million in aggregate principal amount of the Company's 4.25% convertible senior notes due 2015 to an indirect wholly owned subsidiary of Ms. Pansy Ho. See Note 9 for additional information related to the convertible notes.

NOTE 19 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION

        Excluding MGM Grand Detroit, LLC, MGM China and certain minor subsidiaries, the Company's subsidiaries that are 100% directly or indirectly owned have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes, senior secured notes and the senior subordinated notes. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$889,749	$968,928	$954,043	$-	$2,812,720
Property and equipment, net	-	13,567,922	1,310,694	(11,972)	14,866,644
Investments in subsidiaries	24,022,470	7,930,882	-	(31,953,352)	-
Investments in and advances to unconsolidated affiliates	-	1,635,572	-	-	1,635,572
Other non-current assets	256,171	541,081	7,654,088	-	8,451,340

	$25,168,390	$24,644,385	$9,918,825	$(31,965,324)	$27,766,276

Current liabilities	$280,233	$947,341	$517,190	$-	$1,744,764
Intercompany accounts	334,454	(377,756)	43,302	-	-
Deferred income taxes	2,237,628	-	264,468	-	2,502,096
Long-term debt	12,310,634	157,221	1,002,312	-	13,470,167
Other long-term obligations	123,219	43,300	508	-	167,027

Total liabilities	15,286,168	770,106	1,827,780	-	17,884,054

MGM Resorts stockholders' equity	9,882,222	23,874,279	4,295,401	(31,965,324)	6,086,578
Noncontrolling interests	-	-	3,795,644	-	3,795,644

Total stockholders' equity	9,882,222	23,874,279	8,091,045	(31,965,324)	9,882,222

	$25,168,390	$24,644,385	$9,918,825	$(31,965,324)	$27,766,276

	At December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$358,725	$930,936	$165,984	$-	$1,455,645
Property and equipment, net	-	13,925,224	641,098	(11,972)	14,554,350
Investments in subsidiaries	16,454,339	471,283	-	(16,925,622)	-
Investments in and advances to unconsolidated affiliates	-	1,923,155	-	-	1,923,155
Other non-current assets	294,165	427,156	297,377	-	1,018,698

	$17,107,229	$17,677,754	$1,104,459	$(16,937,594)	$18,951,848

Current liabilities	$305,354	$911,731	$29,136	$-	$1,246,221
Intercompany accounts	(101,566)	95,463	6,103	-	-
Deferred income taxes	2,526,519	-	-	-	2,526,519
Long-term debt	11,301,034	296,664	450,000	-	12,047,698
Other long-term obligations	143,726	54,828	694	-	199,248
Stockholders' equity	2,932,162	16,319,068	618,526	(16,937,594)	2,932,162

	$17,107,229	$17,677,754	$1,104,459	$(16,937,594)	$18,951,848

 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Year Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$-	$5,745,417	$2,103,895	$-	$7,849,312
Equity in subsidiaries' earnings	3,908,981	3,784,101	-	(7,693,082)	-
Expenses:
Casino and hotel operations	10,030	3,610,360	1,405,971	-	5,026,361
General and administrative	7,613	1,015,923	158,969	-	1,182,505
Corporate expense	69,958	104,288	725	-	174,971
Preopening and start-up expenses	-	(316)	-	-	(316)
Property transactions, net	-	176,063	2,535	-	178,598
Gain on MGM China transaction	-	-	(3,496,005)	-	(3,496,005)
Depreciation and amortization	-	556,538	260,608	-	817,146

	87,601	5,462,856	(1,667,197)	-	3,883,260

Income (loss) from unconsolidated affiliates	-	(24,096)	115,190	-	91,094

Operating income (loss)	3,821,380	4,042,566	3,886,282	(7,693,082)	4,057,146
Interest expense	(1,023,090)	(18,882)	(44,860)	-	(1,086,832)
Other, net	16,644	(115,009)	(40,318)	-	(138,683)

Income before income taxes	2,814,934	3,908,675	3,801,104	(7,693,082)	2,831,631
Benefit (provision) for income taxes	299,703	(18)	103,628	-	403,313

Net income (loss)	3,114,637	3,908,657	3,904,732	(7,693,082)	3,234,944
Less: Net income attributable to noncontrolling interests	-	-	(120,307)	-	(120,307)

Net income (loss) attributable to MGM Resorts International	$3,114,637	$3,908,657	$3,784,425	$(7,693,082)	$3,114,637

 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(716,556)	$933,820	$457,862	$-	$675,126

Cash flows from investing activities
Capital expenditures, net of construction payable	-	(263,469)	(37,775)	-	(301,244)
Dispositions of property and equipment	-	147	201	-	348
Acquisition of MGM China, net of cash paid	-	-	407,046	-	407,046
Investments in and advances to unconsolidated affiliates	(92,200)	(36,648)	-	-	(128,848)
Distributions from unconsolidated affiliates in excess of earnings	-	2,212	-	-	2,212
Investments in treasury securities - maturities greater than 90 days	-	(330,313)	-	-	(330,313)
Proceeds from treasury securities - maturities greater than 90 days	-	330,130	-	-	330,130
Other	-	(643)	-	-	(643)

Net cash provided by (used in) investing activities	(92,200)	(298,584)	369,472	-	(21,312)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	167,391	-	(473,271)	-	(305,880)
Borrowings under bank credit facilities - maturities longer than 90 days	5,826,993	-	1,732,119	-	7,559,112
Repayments under bank credit facilities - maturities longer than 90 days	(5,002,384)	-	(1,350,000)	-	(6,352,384)
Issuance of senior notes, net	311,415	-	-	-	311,415
Retirement of senior notes	(356,700)	(137,116)	-	-	(493,816)
Intercompany accounts	529,145	(473,399)	(55,746)	-	-
Other	(1,421)	(1,263)	(3,841)	-	(6,525)

Net cash used in financing activities	1,474,439	(611,778)	(150,739)	-	711,922

Effect of exchange rate on cash	-	-	1,213	-	1,213

Cash and cash equivalents
Net increase (decrease) for the period	665,683	23,458	677,808	-	1,366,949
Balance, beginning of period	72,457	278,801	147,706	-	498,964

Balance, end of period	$738,140	$302,259	$825,514	$-	$1,865,913

 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Year Ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$-	$5,517,086	$538,915	$-	$6,056,001
Equity in subsidiaries' earnings	(1,281,514)	164,502	-	1,117,012	-
Expenses:
Casino and hotel operations	10,684	3,494,995	288,631	-	3,794,310
General and administrative	9,974	1,020,119	98,710	-	1,128,803
Corporate expense	15,734	110,199	(1,692)	-	124,241
Preopening and start-up expenses	-	4,247	-	-	4,247
Property transactions, net	-	1,451,801	(327)	-	1,451,474
Depreciation and amortization	-	592,895	40,528	-	633,423

	36,392	6,674,256	425,850	-	7,136,498

Income (loss) from unconsolidated affiliates	-	(208,099)	129,665	-	(78,434)

Operating income (loss)	(1,317,906)	(1,200,767)	242,730	1,117,012	(1,158,931)
Interest income (expense), net	(1,060,511)	(22,512)	(30,557)	-	(1,113,580)
Other, net	148,074	(50,929)	(40,659)	-	56,486

Income (loss) before income taxes	(2,230,343)	(1,274,208)	171,514	1,117,012	(2,216,025)
Benefit (provision) for income taxes	792,946	(9,316)	(5,002)	-	778,628

Net income (loss)	$(1,437,397)	$(1,283,524)	$166,512	$1,117,012	$(1,437,397)

 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(484,388)	$903,454	$84,948	$-	$504,014

Cash flows from investing activities
Capital expenditures, net of construction payable	-	(201,917)	(5,574)	-	(207,491)
Dispositions of property and equipment	-	71,292	6,309	-	77,601
Investments in and advances to unconsolidated affiliates	(553,000)	-	-	-	(553,000)
Distributions from unconsolidated affiliates in excess of earnings	65,563	1,943	67,552	-	135,058
Distributions from cost method investments, net	-	113,422	-	-	113,422
Investments in treasury securities - maturities greater than 90 days	-	(149,999)	-	-	(149,999)
Other	-	(1,670)	-	-	(1,670)

Net cash provided by (used in) investing activities	(487,437)	(166,929)	68,287	-	(586,079)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(2,098,198)	-	212,119	-	(1,886,079)
Borrowings under bank credit facilities - maturities longer than 90 days	8,068,342	-	1,417,881	-	9,486,223
Repayments under bank credit facilities - maturities longer than 90 days	(9,177,860)	-	(1,630,000)	-	(10,807,860)
Issuance of senior notes, net	2,489,485	-	-	-	2,489,485
Retirement of senior notes	(857,523)	(296,956)	-	-	(1,154,479)
Debt issuance costs	(106,831)	-	-	-	(106,831)
Issuance of common stock in public offering, net	588,456	-	-	-	588,456
Intercompany accounts	502,553	(422,895)	(79,658)	-	-
Capped call transactions	(81,478)	-	-	-	(81,478)
Other	(1,280)	(1,268)	(67)	-	(2,615)

Net cash used in financing activities	(674,334)	(721,119)	(79,725)	-	(1,475,178)

Cash and cash equivalents
Net increase (decrease) for the period	(1,646,159)	15,406	73,510	-	(1,557,243)
Balance, beginning of period	1,718,616	263,386	74,205	-	2,056,207

Balance, end of period	$72,457	$278,792	$147,715	$-	$498,964

 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

	Year Ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net Revenues	$-	$5,467,273	$543,315	$-	$6,010,588
Equity in subsidiaries' earnings	(834,524)	65,531	-	768,993	-
Expenses:
Casino and hotel operations	14,368	3,255,606	301,331	-	3,571,305
General and administrative	9,584	996,310	94,299	-	1,100,193
Corporate Expense	33,265	114,394	(3,895)	-	143,764
Preopening and start-up expenses	-	53,013	-	-	53,013
Property transactions, net	-	1,321,353	7,336	-	1,328,689
Depreciation and amortization	-	648,703	40,570	-	689,273

	57,217	6,389,379	439,641	-	6,886,237

Income from unconsolidated affiliates	-	(112,856)	24,629	-	(88,227)

Operating income (loss)	(891,741)	(969,431)	128,303	768,993	(963,876)
Interest expense, net	(953,820)	201,815	(23,426)	-	(775,431)
Other, net	(185,590)	(57,100)	(30,596)	-	(273,286)

Income (loss) before income taxes	(2,031,151)	(824,716)	74,281	768,993	(2,012,593)
Provision for income taxes	739,469	(13,726)	(4,832)	-	720,911

Net Income (loss)	$(1,291,682)	$(838,442)	$69,449	$768,993	$(1,291,682)

 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(652,977)	$1,154,595	$86,296	$-	$587,914

Cash flows from investing activities
Capital expenditures, net of construction payable	-	(135,211)	(1,639)	-	(136,850)
Proceeds from sale of Treasure Island, net	-	746,266	-	-	746,266
Dispositions of property and equipment	-	22,291	-	-	22,291
Investments in and advances to unconsolidated affiliates	-	(956,550)	-	(7,135)	(963,685)
Property damage insurance recoveries	-	7,186	-	-	7,186
Other	-	(5,463)	-	-	(5,463)

Net cash used in investing activities	-	(321,481)	(1,639)	(7,135)	(330,255)

Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(983,593)	-	(43,600)	-	(1,027,193)
Borrowings under bank credit facilities maturities longer than 90 days	6,041,492	-	730,000	-	6,771,492
Repayments under bank credit facilities maturities longer than 90 days	(5,302,455)	-	(640,000)	-	(5,942,455)
Issuance of senior notes, net	1,921,751	-	-	-	1,921,751
Retirement of senior notes	(820,010)	(356,442)	-	-	(1,176,452)
Debt issuance costs	(112,055)	-	-	-	(112,055)
Issuance of common stock in public offering, net	1,103,738	680	-	-	1,104,418
Intercompany accounts	1,247,519	(1,222,105)	(32,549)	7,135	-
Repayment of Detroit Economic Development Corporation bonds	-	-	(49,393)	-	(49,393)
Other	3,180	(4,480)	(63)	-	(1,363)

Net cash provided by (used in) financing activities	3,099,567	(1,582,347)	(35,605)	7,135	1,488,750

Cash and cash equivalents
Net increase (decrease) for the period	2,446,590	(749,233)	49,052	-	1,746,409
Change in cash related to assets held for sale	-	14,154	-	-	14,154
Balance, beginning of period	2,665	262,494	30,485	-	295,644

Balance, end of period	$2,449,255	$(472,585)	$79,537	$-	$2,056,207

NOTE 20 — SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except for per share amounts)
2011
Net revenues	$1,512,851	$1,805,985	$2,233,587	$2,296,889	$7,849,312
Operating income	169,705	3,683,760	112,574	91,107	4,057,146
Net income (loss)	(89,871)	3,450,691	(106,575)	(19,301)	3,234,944
Net income (loss) attributable to MGM Resorts International	(89,871)	3,441,985	(123,786)	(113,691)	3,114,637
Basic income (loss) per share	$(0.18)	$7.04	$(0.25)	$(0.23)	$6.37
Diluted income (loss) per share	$(0.18)	$6.22	$(0.25)	$(0.23)	$5.62
2010
Net revenues	$1,466,253	$1,547,329	$1,567,117	$1,475,302	$6,056,001
Operating income (loss)	(11,423)	(1,048,817)	(205,901)	107,210	(1,158,931)
Net loss	(96,741)	(883,476)	(317,991)	(139,189)	(1,437,397)
Basic loss per share	$(0.22)	$(2.00)	$(0.72)	$(0.29)	$(3.19)
Diluted loss per share	$(0.22)	$(2.00)	$(0.72)	$(0.29)	$(3.19)

        Because income per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters does not equal the total income (loss) per share amounts for the year.

        As discussed in Note 3, in June 2011, the Company began consolidating MGM China as of June 3, 2011 and recorded a gain of $3.5 billion related to the transaction, resulting in a $6.30 per diluted share impact in the second quarter of 2011 and a $6.23 per diluted share impact on the full year of 2011.

        As discussed in Note 16, the Company recorded a non-cash impairment charge of $80 million in the third quarter of 2011 related to Circus Circus Reno, a non-cash impairment charge of $23 million related to its investment in Silver Legacy in the fourth quarter of 2011, and a non-cash impairment charge of $62 million related to its investment in Borgata in the fourth quarter of 2011. The Circus Circus Reno impairment had an $0.11 impact to diluted income per share in the third quarter, the Silver Legacy impairment had a $0.03 impact to loss per share in the fourth quarter, and the Borgata impairment had a $0.07 impact to loss per share in the fourth quarter. These impairments had a $0.19 per diluted share impact on the full year of 2011. In addition, the Company recorded an impairment charge of $26 million related to its share of CityCenter residential inventory impairment charges in the second quarter of 2011, resulting in a $0.03 impact per share for the second quarter and a $0.03 per share impact on the full year of 2011.

        In the fourth quarter, the Company recorded net tax adjustments of $44 million, or $0.09 per share, increase in income tax benefit resulting from a decrease in the Macau net deferred tax liability, partially offset by an increase in the Michigan net deferred tax liability. Net tax adjustments of $58 million resulted in a $0.10 per share impact on the full year of 2011.

        As discussed in Note 6, in 2010 the Company recorded a $1.3 billion impairment charge related to its CityCenter investment and a $166 million charge related to its share of the CityCenter residential real estate impairment. The impairment of the CityCenter investment was recorded in the second and third quarters and resulted in an impact to diluted loss per share of $1.64 in the second quarter, $0.27 in the third quarter, and $1.88 for the full year of 2010. The residential real estate impairment charges were recorded in each of the four quarters of 2010. The impact to diluted loss per share was $0.13 in the first quarter, $0.04 in the second quarter, $0.07 in the third quarter, $0.02 in the fourth quarter, and $0.24 on the full year of 2010.

        As discussed in Note 6, the Company recorded a $128 million impairment charge related to its investment in Borgata in the third quarter of 2010, resulting in a $0.17 impact on third quarter of 2010 diluted loss per share and a $0.18 impact on full year 2010 diluted loss per share.

        As discussed in Note 10, the Company recorded a $32 million reduction in the Company's income tax benefit as a result of providing reserves for certain state-level deferred tax assets in the fourth quarter of 2010, and resulting in a $0.07 impact on fourth quarter diluted loss per share and a $0.07 impact on full year 2010 diluted loss per share.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGM Resorts International
By:	/s/ JAMES J. MURREN James J. Murren Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)
Dated: February 29, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAMES J. MURREN James J. Murren	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 29, 2012
/s/ ROBERT H. BALDWIN Robert H. Baldwin	Chief Design and Construction Officer and Director	February 29, 2012
/s/ DANIEL J. D'ARRIGO Daniel J. D'Arrigo	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 29, 2012
/s/ ROBERT C. SELWOOD Robert C. Selwood	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2012
/s/ WILLIAM A. BIBLE William A. Bible	Director	February 29, 2012
/s/ BURTON M. COHEN Burton M. Cohen	Director	February 29, 2012
/s/ WILLIE D. DAVIS Willie D. Davis	Director	February 29, 2012

SIGNATURE	TITLE	DATE

/s/ ALEXIS M. HERMAN Alexis M. Herman	Director	February 29, 2012
/s/ ROLAND HERNANDEZ Roland Hernandez	Director	February 29, 2012
/s/ ANTHONY MANDEKIC Anthony Mandekic	Director	February 29, 2012
/s/ ROSE MCKINNEY-JAMES Rose McKinney-James	Director	February 29, 2012
/s/ DANIEL J. TAYLOR Daniel J. Taylor	Director	February 29, 2012
/s/ MELVIN B. WOLZINGER Melvin B. Wolzinger	Director	February 29, 2012

 MGM RESORTS INTERNATIONAL

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Addition of MGM China	Provision for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2011	$93,760	$40,741	$39,093	$(72,387)	$101,207
Year Ended December 31, 2010	97,106	-	29,832	(33,178)	93,760
Year Ended December 31, 2009	99,606	-	54,074	(56,574)	97,106

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. MINE SAFETY DISCLOSURES
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Years ended December 31, 2011, 2010 and 2009 (In thousands)
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock options and stock appreciation rights ("SARs")
Restricted stock units ("RSUs")
Stock options
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
SIGNATURES
MGM RESORTS INTERNATIONAL SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (In thousands)