Form 10-Q
period 2012-03-31
MGM Resorts International
filed 2012-05-08
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classesof common stock, as of the latest practicable date:

Class	Outstanding at May 1, 2012
Common Stock, $.01 par value	488,924,783 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I.                                      FINANCIAL INFORMATION

Item 1.                                   Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2012	2011

ASSETS
Current assets
Cash and cash equivalents	$1,634,892	$1,865,913
Accounts receivable, net	477,484	491,730
Inventories	110,674	112,735
Deferred income taxes, net	99,935	91,060
Prepaid expenses and other	270,692	251,282
Total current assets	2,593,677	2,812,720

Property and equipment, net	14,786,820	14,866,644

Other assets
Investments in and advances to unconsolidated affiliates	1,589,915	1,635,572
Goodwill	2,897,049	2,896,609
Other intangible assets, net	4,965,587	5,048,117
Other long-term assets, net	557,980	506,614
Total other assets	10,010,531	10,086,912
	$27,391,028	$27,766,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$163,626	$170,994
Income taxes payable	62,179	7,611
Accrued interest on long-term debt	253,075	203,422
Other accrued liabilities	1,413,507	1,362,737
Total current liabilities	1,892,387	1,744,764

Deferred income taxes	2,471,425	2,502,096
Long-term debt	13,359,953	13,470,167
Other long-term obligations	176,028	167,027

Commitments and contingencies (Note 6)

Stockholders’ equity
Common stock, $.01 par value: authorized 1,000,000,000 shares; issued and outstanding 488,917,278 and 488,834,773 shares	4,889	4,888
Capital in excess of par value	4,102,545	4,094,323
Retained earnings	1,764,136	1,981,389
Accumulated other comprehensive income	6,837	5,978
Total MGM Resorts International stockholders’ equity	5,878,407	6,086,578
Noncontrolling interests	3,612,828	3,795,644
Total stockholders’ equity	9,491,235	9,882,222
	$27,391,028	$27,766,276

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues
Casino	$1,335,034	$590,220
Rooms	393,620	368,337
Food and beverage	372,953	336,824
Entertainment	120,400	119,593
Retail	46,624	46,150
Other	113,123	114,223
Reimbursed costs	90,539	86,288
	2,472,293	1,661,635
Less: Promotional allowances	(184,703)	(148,784)
	2,287,590	1,512,851
Expenses
Casino	867,474	350,765
Rooms	126,155	116,986
Food and beverage	211,639	198,248
Entertainment	88,788	88,211
Retail	27,583	29,159
Other	86,222	78,297
Reimbursed costs	90,539	86,288
General and administrative	303,289	269,562
Corporate expense	42,260	36,485
Property transactions, net	917	91
Depreciation and amortization	236,809	152,397
	2,081,675	1,406,489

Income (loss) from unconsolidated affiliates	(13,309)	63,343

Operating income	192,606	169,705

Non-operating income (expense)
Interest expense	(284,342)	(269,914)
Non-operating items from unconsolidated affiliates	(26,866)	(40,290)
Other, net	(57,576)	(3,955)
	(368,784)	(314,159)

Loss before income taxes	(176,178)	(144,454)
Benefit (provision) for income taxes	(27,129)	54,583

Net loss	(203,307)	(89,871)
Less: Net income attributable to noncontrolling interests	(13,946)	—
Net loss attributable to MGM Resorts International	$(217,253)	$(89,871)

Loss per share of common stock attributable to MGM Resorts International
Basic	$(0.44)	$(0.18)
Diluted	$(0.44)	$(0.18)

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(203,307)	$(89,871)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,688	2,599
Other	—	(37)
Other comprehensive income	1,688	2,562
Comprehensive loss	(201,619)	(87,309)
Less: comprehensive income attributable to noncontrolling interests	(14,775)	—
Comprehensive loss attributable to MGM Resorts International	$(216,394)	$(87,309)

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(203,307)	$(89,871)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	236,809	152,397
Amortization of debt discounts, premiums and issuance costs	22,854	23,558
Loss on retirement of long-term debt	58,740	—
Provision for doubtful accounts	19,542	8,406
Stock-based compensation	10,604	9,210
Property transactions, net	917	91
(Income) loss from unconsolidated affiliates	40,175	(23,053)
Distributions from unconsolidated affiliates	5,199	38,029
Change in deferred income taxes	(41,862)	(65,418)
Change in operating assets and liabilities:
Accounts receivable	(5,243)	(4,486)
Inventories	2,061	1,294
Income taxes receivable and payable, net	54,657	2,606
Prepaid expenses and other	(34,416)	(11,685)
Accounts payable and accrued liabilities	130,230	(12,761)
Other	(5,266)	(4,339)
Net cash provided by operating activities	291,694	23,978

Cash flows from investing activities
Capital expenditures, net of construction payable	(113,757)	(34,459)
Investments in and advances to unconsolidated affiliates	(12,600)	(76,648)
Distributions from unconsolidated affiliates in excess of earnings	1,801	985
Investments in treasury securities - maturities longer than 90 days	(45,102)	(60,035)
Proceeds from treasury securities - maturities longer than 90 days	60,108	59,994
Other	(391)	(374)
Net cash used in investing activities	(109,941)	(110,537)

Cash flows from financing activities
Net repayments under bank credit facilities – maturities of 90 days or less	(192,100)	215,672
Borrowings under bank credit facilities – maturities longer than 90 days	450,000	1,206,728
Repayments under bank credit facilities – maturities longer than 90 days	(2,284,128)	(1,077,400)
Issuance of senior notes	1,850,000	—
Retirement of senior notes	—	(325,470)
Debt issuance costs	(37,938)	—
Distributions to noncontrolling interest owners	(197,848)	—
Other	(908)	(660)
Net cash provided by (used in) financing activities	(412,922)	18,870

Effect of exchange rate on cash	148	—

Cash and cash equivalents
Net decrease for the period	(231,021)	(67,689)
Balance, beginning of period	1,865,913	498,964
Balance, end of period	$1,634,892	$431,275

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$211,835	$220,095
Federal, state and foreign income taxes paid, net of refunds	1,830	1,913

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

The Company has a 50% interest in Grand Victoria and a 50% interest in Silver Legacy. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Silver Legacy is located in Reno, adjacent to Circus Circus Reno, and the other 50% is owned by Eldorado LLC.  See Note 4 for additional information related to Silver Legacy.

MGM Hospitality seeks to leverage the Company’s management expertise and well-recognized brands through strategic partnerships and international expansion opportunities.  The Company has entered into management agreements for non-gaming resorts in the Middle East, North Africa, India and China, and a casino resort in Vietnam.

Borgata. The Company has a 50% economic interest in Borgata Hotel Casino & Spa (“Borgata”) located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation (“Boyd”) owns the other 50% of Borgata and also operates the resort.  The Company’s interest is held in trust and currently offered for sale pursuant to the Company’s amended settlement agreement with New Jersey Department of Gaming Enforcement (“DGE”) and approved by the New Jersey Casino Control Commission (“CCC”). The terms of the amended settlement agreement mandate the sale by March 2014. The Company has the right to direct the sale through March 2013, subject to approval of the CCC, and the trustee is responsible for selling the trust property during the following 12-month period.

The Company consolidates the trust as it is the sole economic beneficiary and accounts for its interest in Borgata under the cost method. Distributions received by the trust that do not exceed the Company’s share of earnings are recognized currently in earnings. However, distributions received by the trust that exceed the Company’s share of earnings for such periods are applied to reduce the carrying amount of its investment.  The trust did not receive distributions from Borgata during the three months ended March 31, 2012 and 2011.  As of March 31, 2012, the trust had $165 million of cash and investments, of which $135 million is held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within “Prepaid expenses and other.” During the first quarter of 2012, $23 million was withdrawn from the trust account for the payment of property taxes and interest on the Company’s senior credit facility, as authorized in accordance with the terms of the trust agreement.

NOTE 2— BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation.  As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the Company’s 2011 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments — which include only normal recurring adjustments — necessary to present fairly the Company’s interim financial statements.  The results for such periods are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications, which have no effect on previously reported net income, have been made to the 2011 financial statements to conform to the 2012 presentation.  Pursuant to the guidance in the AICPA Audit and Accounting Guide, “Gaming,” the Company has reclassified certain amounts paid under slot participation agreements from a reduction in casino revenue to casino expense.  Such participation fees were $8 million in the three months ended March 31, 2011.

Fair value measurement.  Fair value measurements affect the Company’s accounting and impairment assessments of its long-lived assets, investments in unconsolidated affiliates, cost method investments, assets acquired and liabilities assumed in an acquisition, goodwill, and other intangible assets. Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs. At March 31, 2012, the fair value of the Company’s treasury securities held by the Borgata trust was $135 million, measured using Level 1 inputs. See Note 1 for additional information related to the Borgata trust. The Company also uses Level 1 inputs for its long-term debt fair value disclosures.

Income tax provision.  The Company recognizes deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences with a future tax benefit to the extent that realization of such benefit is more likely than not.  Otherwise, a valuation allowance is applied. Given the negative impact of the U.S. economy on the results of operations in the past several years and expectations that its recovery will be tempered by certain aspects of the current economic conditions such as weaknesses in employment conditions and the housing market, the Company no longer relies on future domestic operating income in assessing the realizability of its domestic deferred tax assets and now relies only on the future reversal of existing domestic taxable temporary differences.  As of March 31, 2012, the scheduled future reversal of existing U.S. federal deductible temporary differences exceeds the scheduled future reversal of existing U.S. federal taxable temporary differences.  Therefore, the Company began recording in the current year a valuation allowance for U.S. federal deferred tax assets in order to account for this excess, resulting in additional tax provision of $112 million for the three months ended March 31, 2012.

Distributions of profits from MGM Grand Paradise to MGM China are subject to Macau’s 12% complementary tax.  MGM Grand Paradise has submitted a request to the Macau government to settle the complementary tax that would be due on such distributions by paying a flat annual fee (“annual fee arrangement”) regardless of the amount of distributable dividends.  MGM China would not be subject to the complementary tax on such distributions if the annual fee arrangement was in place.  Since this arrangement was not in place, the Company accrued deferred taxes of $15 million on the U.S. GAAP earnings of MGM Grand Paradise from the date of the acquisition through December 31, 2011.  In March 2012, MGM Grand Paradise made a distribution to MGM China that is subject to complementary tax in the amount of $59 million if the annual fee arrangement is not put in place before the tax is due (no later than June 30, 2013).  This distribution resulted in a cumulative deficit for U.S. GAAP earnings in MGM Grand Paradise for the quarter ended March 31, 2012.  Since the annual fee arrangement was not in place before March 31, 2012, the Company accrued an additional $44 million of complementary tax to bring its accrued balance to $59 million. The earnings distributed by MGM Macau now exceed the U.S. GAAP earnings of MGM China by $299 million.  As such, MGM China will not accrue additional complementary tax until such U.S. GAAP earnings exceed the amounts that have been distributed by MGM Macau, or until MGM Macau distributes additional earnings. All complementary tax accrued on gaming profits would be reversed in the period the annual fee arrangement is put in place and the agreed annual fee would be accrued in its place. Without an annual fee arrangement in place, MGM China will resume accruing for Macau’s 12% complementary tax when MGM Grand Paradise returns to cumulative U.S. GAAP earnings.

Recently Issued Accounting Standards.  Certain amendments to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements,” became effective for the Company for fiscal years beginning after December 15, 2011. Such amendments included a consistent definition of fair value, enhanced disclosure requirements for “Level 3” fair value adjustments and other changes to required disclosures.  The Company’s compliance with these amendments did not have a material effect on its financial statements.

In June 2011, ASC 220, “Comprehensive Income,” was amended and became effective for us for fiscal years beginning after December 15, 2011, including retrospective adjustment.  Such amendments allow us two options for the presentation of comprehensive income. Under either option, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  As a result of the amendment, the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity is eliminated.  The Company’s compliance with this amendment did not have a material effect on its financial statements.

In September 2011, ASC 350, “Intangibles-Goodwill and Others,” was amended to simplify the assessment of goodwill impairment and became effective for us for fiscal years beginning after December 15, 2011.  The amended guidance allows us to do an initial qualitative assessment of relative events and circumstances to determine if fair value of a reporting unit is more likely than not less than its carrying value, prior to performing the two-step quantitative goodwill impairment test.  The Company’s compliance with this amendment did not have a material effect on its financial statements.

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

Gaming subconcession.  Pursuant to the agreement dated June 19, 2004 between MGM Grand Paradise and Sociedade de Jogos de Macau, S.A. (“SJM”), a gaming subconcession was acquired by MGM Grand Paradise for the right to operate casino games of chance and other casino games for a period of 15 years commencing on April 20, 2005. The Company cannot provide any assurance that the gaming subconcession will be extended beyond the original terms of the agreement; however, management believes that the gaming subconcession will be extended, given that the land concession agreement with the government extends significantly beyond the gaming subconcession. In addition, management believes that the fair value of MGM China reflected in the IPO pricing suggests that market participants have assumed the gaming subconcession will be extended beyond its initial term. As such, the Company has determined that the gaming subconcession intangible asset should be amortized on a straight-line basis over the initial term of the land concession through April 6, 2031.

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

Income generated from gaming operations of MGM Grand Paradise is exempted from Macau’s 12% complementary tax for the five-year period ending December 31, 2016 pursuant to approval from the Macau government granted on September 22, 2011.  However, the exemption from the Macau 12% complementary tax on gaming profits does not apply to dividend distributions of such profits to MGM China, its sole shareholder.  See Note 2 for further discussion of the complementary tax.

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

Consolidated results.  MGM China’s net revenue for the three months ended March 31, 2012 was $702 million, operating income was $68 million and net income, including the $44 million complementary tax provision discussed in Note 2, was $21 million.

Pro forma information. The operating results for MGM China and its subsidiaries are included in the accompanying consolidated statements of income from the date of acquisition.  The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company’s acquisition of its controlling financial interest had occurred as of January 1, 2011:

Three Months Ended
March 31,
2011
(In thousands, except per share data)
Net revenues	$2,108,575
Operating income	159,360
Net loss	(107,551)
Net loss attributable to MGM Resorts International	(127,177)

Loss per share of common stock attributable to MGM Resorts International:
Basic	$(0.26)
Diluted	$(0.26)

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates includes:

	March 31,	December 31,
	2012	2011
	(In thousands)
CityCenter Holdings, LLC — CityCenter (50%)	$1,288,334	$1,332,299
Elgin Riverboat Resort—Riverboat Casino — Grand Victoria (50%)	290,293	292,094
Other	11,288	11,179
	$1,589,915	$1,635,572

The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Income (loss) from unconsolidated affiliates	$(13,309)	$63,343
Non-operating items from unconsolidated affiliates	(26,866)	(40,290)
	$(40,175)	$23,053

Silver Legacy

Silver Legacy had approximately $143 million of outstanding senior secured notes due in March 2012.  Silver Legacy did not repay its notes at maturity and is exploring various alternatives for refinancing or restructuring its obligations under the notes, including potentially filing for bankruptcy protection. These notes are non-recourse to the Company. The Company recorded an “other-than-temporary” impairment charge at December 31, 2011 which decreased the carrying value of its investment to zero. The Company also ceased applying the equity method for its investment in Silver Legacy and will not provide for additional losses until its share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.

MGM Macau

As discussed in Note 3, the Company obtained a controlling financial interest in MGM China as of June 3, 2011 and therefore was required to consolidate MGM China beginning on that date. Prior thereto, the Company’s investment in MGM Grand Paradise was accounted for under the equity method.

CityCenter

CityCenter summary financial information. Summarized balance sheet information of the CityCenter joint venture is as follows:

	March 31,	December 31,
	2012	2011
	(In thousands)
Current assets	$255,964	$393,140
Property and other long-term assets, net	8,978,553	9,068,790
Current liabilities	321,898	375,870
Long-term debt and other liabilities	2,439,410	2,491,166
Equity	6,473,209	6,594,894

Summary results of operations for CityCenter are provided below:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Net revenues	$238,917	$271,621
Operating expenses	(300,374)	(308,513)
Operating loss	(61,457)	(36,892)
Other non-operating expense	(75,378)	(88,135)
Net loss	$(136,835)	$(125,027)

February 2012 senior secured notes.  In February 2012, CityCenter issued $240 million in aggregate principal amount of its 7.625% senior secured first lien notes due 2016 in a private placement.

March 2012 amended and restated credit agreement.  In March 2012, CityCenter entered into a second amendment and restatement of its senior credit facility.  The loans outstanding under the prior credit agreement were repaid in full and no loans were outstanding under the amended credit agreement at March 31, 2012. The amended CityCenter credit facility consists of a $75 million revolving facility which matures January 21, 2015, and loans will bear interest at a base rate (as defined) plus 4%, or in the case of Eurodollar loans, at the Eurodollar rate (as defined) plus 5%. The amended credit agreement contains covenants that, among other things, restrict CityCenter from incurring additional indebtedness, making distributions to equity interests, selling assets and entering into certain transfers. In addition, CityCenter may not permit its EBITDA (as defined) to be less than specified minimums.

NOTE 5 — LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
	2012	2011
	(In thousands)
Senior credit facility:
$819.9 million ($1,834 million at December 31, 2011) term loans, net	$777,186	$1,728,510
Revolving loans	450,000	1,462,000
MGM Grand Paradise credit facility	552,398	552,312
$534.7 million 6.75% senior notes, due 2012	534,650	534,650
$462.2 million 6.75% senior notes, due 2013	462,226	462,226
$150 million 7.625% senior subordinated debentures, due 2013, net	151,253	151,483
$750 million 13% senior secured notes, due 2013, net	729,142	726,333
$508.9 million 5.875% senior notes, due 2014, net	508,308	508,231
$650 million 10.375% senior secured notes, due 2014, net	640,980	640,051
$875 million 6.625% senior notes, due 2015, net	877,067	877,208
$1,450 million 4.25% convertible senior notes, due 2015, net	1,464,173	1,465,287
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$500 million 10% senior notes, due 2016, net	495,507	495,317
$743 million 7.625% senior notes, due 2017	743,000	743,000
$850 million 11.125% senior secured notes, due 2017, net	832,784	832,245
$475 million 11.375% senior notes, due 2018, net	465,212	464,928
$850 million 8.625% senior notes, due 2019	850,000	—
$845 million 9% senior secured notes, due 2020	845,000	845,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	—
$0.6 million 7% debentures, due 2036, net	572	572
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	581	900
	$13,359,953	$13,470,167

As of March 31, 2012 and December 31, 2011, debt due within one year of the balance sheet date is classified as long-term because the Company has both the intent and ability to repay such amounts with available borrowings under the senior credit facility.  Amounts outstanding under the MGM Grand Paradise credit facility were classified as long-term as MGM Grand Paradise has both the intent and ability to repay scheduled amortization payments under the term loan due within one year of the balance sheet date with available borrowings under its revolving loan commitments.

Senior credit facility. The Company’s senior credit facility was amended and restated in February 2012, and loans and revolving commitments aggregating approximately $1.8 billion (the “extending loans”) were extended to February 2015.  In accordance with the amendment, the Company repaid $409 million of outstanding loans to extending lenders. In March 2012, an additional $24 million in term loans were extended and the Company repaid the remaining non-extending term loans. At March 31, 2012, the senior credit facility consisted of approximately $820 million in term loans and a $1.3 billion revolver ($360 million of which has not been extended and matures in February 2014) and had approximately $855 million of available borrowing capacity.  In connection with the amendment and subsequent repayment of the non-extending loans, the Company recorded a loss on early retirement of debt of $59 million related to previously recorded discounts and certain debt issuance costs.

As of December 31, 2011, interest on the senior credit facility was based on a LIBOR margin of 5.00%, with a LIBOR floor of 2.00%, and a base rate margin of 4.00%, with a base rate floor of 4.00%. The non-extended revolving loans continue to be subject to this pricing. Interest on the extending loans is subject to a LIBOR floor of 1% and a pricing grid based upon collateral coverage levels. The interest rate on extending loans was 6% at March 31, 2012 and has subsequently reduced to 5%. Interest on non-extending revolving loans remains at 7%. The weighted average interest rate on outstanding borrowings under the senior credit facility at March 31, 2012 and December 31, 2011 was 6.1% and 7.0%, respectively.

The senior credit facility allows the Company to refinance indebtedness maturing prior to February 23, 2015 but limits its ability to prepay later maturing indebtedness until the extended facilities are paid in full. The Company may issue unsecured debt, equity-linked and equity securities to refinance its outstanding indebtedness; however, the Company is required to use net proceeds from certain indebtedness issued in amounts in excess of $250 million (excluding amounts used to refinance indebtedness) to ratably prepay the credit facilities in an amount equal to 50% of the net cash proceeds of such excess. The Company is no longer required to use net proceeds from equity offerings to prepay the senior credit facility in connection with the restatement of the senior credit facility. In addition, the Company agreed to deliver a mortgage, limited in amount to comply with indenture restrictions, encumbering the Beau Rivage.  The Company delivered such mortgage in March 2012.

At March 31, 2012, the Company and its restricted subsidiaries are required to maintain a minimum trailing annual EBITDA (as defined in the agreement governing its senior credit facility) of $1.2 billion for each of the quarters of 2012, increasing to $1.25 billion at March 31, 2013, to $1.3 billion at June 30, 2013, and to $1.4 billion at March 31, 2014. EBITDA for the trailing twelve months ended March 31, 2012 calculated in accordance with the terms of the senior credit facility was $1.28 billion.  Additionally, the Company and its restricted subsidiaries are limited to $500 million of annual capital expenditures (as defined) during 2012; the Company was in compliance with the maximum capital expenditures covenants at March 31, 2012.

Substantially all of the assets of MGM Grand Detroit serve as collateral to secure its $450 million obligation outstanding as a co-borrower under the Company’s senior credit facility. In addition, substantially all of the assets of Gold Strike Tunica, substantially all of the assets of Beau Rivage and certain land across from the Luxor serve as collateral to secure up to $578 million of obligations outstanding under the Company’s senior credit facility.

MGM Grand Paradise credit facility. MGM Grand Paradise’s credit facility is comprised of approximately $552 million in term loans and a $400 million revolving loan.  The outstanding balance of MGM Grand Paradise’s credit facility at March 31, 2012 is comprised solely of term loans.  Scheduled amortization on the term loan begins in July 2012 with a lump sum payment of approximately $276 million upon final maturity in July 2015.  The revolving loan may be redrawn, but is required to be repaid in full on the last date of the respective term loan, no later than July 2015.  Interest on the term loan facility is based on HIBOR plus a margin ranging between 3% and 4.5%, based on MGM Grand Paradise’s adjusted leverage ratio, as defined in its credit facility agreement.  Interest on the revolving facility can be denominated in either Hong Kong dollars or U.S. dollars and is based on the same margin range, plus HIBOR or LIBOR, as appropriate.  As of March 31, 2012, the credit facility is denominated entirely in Hong Kong dollars and interest is based on a margin of 3%, plus HIBOR. Substantially all of the assets of MGM Grand Paradise serve as collateral for the MGM Grand Paradise credit facility, which is guaranteed by MGM China and certain of its direct and indirect subsidiaries.

At March 31, 2012, MGM Grand Paradise was required to maintain a specified adjusted leverage ratio, as defined, at the end of each quarter while the loans are outstanding. The adjusted leverage ratio is required to be no greater than 3.50 to 1.00. In addition, MGM Grand Paradise is required to maintain a debt service coverage ratio, as defined of no less than 1.50 to 1.00 at each quarter end. At March 31, 2012, MGM Grand Paradise was in compliance with its adjusted leverage ratio and debt service coverage ratios.

Senior and senior secured notes.  In January 2012 the Company issued $850 million of 8.625% senior notes due 2019 for net proceeds to the Company of approximately $836 million. In March 2012, the Company issued $1.0 billion of 7.75% senior notes due 2022 for net proceeds to the Company of approximately $986 million.  The notes are unsecured and otherwise rank equally in right of payment with the Company’s existing and future senior indebtedness.

Substantially all of the assets of New York-New York serve as collateral for the Company’s 13% senior secured notes due 2013, substantially all of the assets of Bellagio and The Mirage serve as collateral for the Company’s 10.375% senior secured notes due 2014 and the 11.125% senior secured notes due 2017, and substantially all of the assets of MGM Grand serve as collateral for the Company’s 9.00% senior secured notes due 2020. Upon the issuance of the 10.375%, 11.125% and 9.00% notes, the holders of the Company’s 13% senior secured notes due 2013 obtained an equal and ratable lien in all collateral securing these notes.  In addition, the holders of the Company’s 13% senior secured notes obtained an equal and ratable lien in the Beau Rivage collateral upon the issuance of such collateral.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at March 31, 2012 was approximately $14.3 billion.  At December 31, 2011, the estimated fair value of the Company’s long-term debt was approximately $13.7 billion. Fair value was estimated using quoted market prices for the Company’s senior notes, senior subordinated notes and senior credit facility.  Carrying value of the MGM Grand Paradise credit facility approximates fair value.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

CityCenter completion guarantee.  In January 2011, the Company entered into an amended completion and cost overrun guarantee.  Consistent with the terms of the previous completion guarantee, the terms of the amended completion guarantee provide for the ability to utilize the then remaining $124 million of net residential proceeds to fund construction costs, or to reimburse the Company for construction costs previously expended, though the timing of receipt of such proceeds is uncertain.  The completion guarantee is collateralized by substantially all of the assets of Circus Circus Las Vegas, as well as certain undeveloped land adjacent to that property.

As of March 31, 2012, the Company has funded $658 million under the completion guarantee. The Company has recorded a receivable from CityCenter of $107 million related to these amounts, which represents amounts reimbursable to the Company from CityCenter from future residential proceeds. The Company has a remaining estimated net obligation under the completion guarantee of $16 million which includes estimated litigation costs related to the resolution of disputes with contractors as to the final construction costs and estimated amounts to be paid to contractors through the legal process related to the Perini litigation. The Company’s accrual also reflects certain estimated offsets to the amounts claimed by the contractors.  CityCenter has reached settlement agreements with all but seven of Perini’s first-tier subcontractors.  However, significant disputes remain with the general contractor and the remaining subcontractors.  Amounts claimed by such parties exceed amounts included in the Company’s completion guarantee accrual by approximately $185 million, as such amounts exceed the Company’s best estimate of its liability. Moreover, the Company has not accrued for any contingent payments to CityCenter related to the Harmon Hotel & Spa component, which is unlikely to be completed using the building as it now stands.

The Clark County Building Division (the “Building Division”) retained a structural engineering consultant to provide with respect to the Harmon building “an engineering analysis to determine the structural stability of the as-built condition…”  The report from the Building Division’s structural engineering consultant, however, stated: “It is our understanding that the full nature and extent of the current as-built condition has not been documented or provided to us at the current time.  The Company based this study only on information that was obtained from the available design documents, non-compliance reports and limited visual observations.”  Thus, the Building Division’s structural engineering consultant apparently did not perform other testing or a relevant analysis of the building in its current, as-built condition.

Among its general findings the report of the Building Division’s structural engineering consultant stated: “Our analytical findings suggest that the as-designed Harmon Tower structure is structurally stable under design loads from a maximum considered earthquake (MCE) event;” and further, “Our analysis indicates that the as-designed strength of Harmon Tower’s shear wall system is generally sufficient to resist the design loads from a maximum considered earthquake (MCE).”  The report from the Building Division’s structural engineering consultant recommended further study of the Harmon building’s vulnerabilities.  Accordingly, since the County’s consultant did not appear to have performed an as-built analysis, the report that was issued has minimal value if any in resolution of the issues presented to CityCenter’s pending litigation with Perini.

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

The Building Division advised CityCenter that the Building Division’s staff would review CityCenter’s August 15, 2011 submission and then issue its conclusions to CityCenter, but the Building Division did not specify a date for such guidance.  By letter dated August 18, 2011, the Building Division requested a meeting with CityCenter’s retained engineering firm concerning its conclusions regarding the Harmon’s as-built condition.  Pursuant to this request by the Building Division, representatives from CityCenter’s retained engineering firm met with the Building Division and directly responded to the Building Division’s inquiries.

On November 22, 2011, the Building Division informed CityCenter by letter that “[b]ased on the information provided to Clark County Development Services including but not limited to the Weidlinger & Associates Letter of August 11, 2011 and subsequent conversations, it is required that MGM Resorts submit a plan abating the code deficiencies discovered in the Harmon Tower.”  CityCenter has made a motion to the court presiding over the Perini litigation for permission to proceed with the demolition of the Harmon in advance of the conclusion of the litigation.  The hearing on that motion, which Perini and its Harmon-related subcontractors oppose, commenced on March 12, 2012.  After several days of testimony, the hearing was continued and scheduled to reconvene in July 2012, after the completion of further related proceedings, due to the scope of legal issues presented at the hearing.  CityCenter also resubmitted the plan of abatement action prepared by LVI which was submitted on August 15, 2011, and applied to the Building Division for appropriate demolition permits and approvals.  Those applications are pending.

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

CityCenter construction litigation. In March 2010, Perini Building Company, Inc. (“Perini”), general contractor for CityCenter, filed a lawsuit in the Eighth Judicial District Court for Clark County, State of Nevada, against MGM MIRAGE Design Group (a wholly owned subsidiary of the Company which was the original party to the Perini construction agreement) and certain direct or indirect subsidiaries of CityCenter Holdings, LLC (the “CityCenter Owners”). Perini asserts that CityCenter was substantially completed, but the defendants failed to pay Perini approximately $490 million allegedly due and owing under the construction agreement for labor, equipment and materials expended on CityCenter. The complaint further charges the defendants with failure to provide timely and complete design documents, late delivery to Perini of design changes, mismanagement of the change order process, obstruction of Perini’s ability to complete the Harmon component, and fraudulent inducement of Perini to compromise significant amounts due for its general conditions. The complaint advances claims for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment and promissory estoppel, and fraud and intentional misrepresentation. Perini seeks compensatory damages, punitive damages, attorneys’ fees and costs.

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

The CityCenter Owners and the other defendants dispute Perini’s allegations, and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to CityCenter, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon, property damage and Perini’s failure to perform its obligations to pay certain subcontractors and to prevent filing of liens against CityCenter.  Parallel to the court litigation, CityCenter management conducted an extra-judicial program for settlement of CityCenter subcontractor claims.  CityCenter has resolved the claims of 215 first-tier Perini subcontractors (including the claims of any lower-tier subcontractors that might have claims through those first-tier subcontractors), with only seven remaining for further proceedings along with trial of Perini’s claims and CityCenter’s Harmon-related counterclaim and other claims by CityCenter against Perini and its parent guarantor, Tutor Perini.  Three of the remaining subcontractors are implicated in the defective work at the Harmon.  In December 2010, Perini recorded an amended notice of lien reducing its lien to approximately $313 million.  Because of settlements with subcontractors, CityCenter believes it is entitled to a further lien reduction of approximately $133 million (for a revised lien amount of $186 million, including certain liens not related to Perini’s lien) once the Company has provided the court and Perini with the required information.

The court has set a new trial date of March 12, 2013 for the consolidated action involving Perini, the remaining Perini subcontractors and any related third parties, and CityCenter’s counterclaim against Perini and other parties for defective construction of the Harmon, and also amended other significant pre-trial dates.  Discovery is in process.  The CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the Perini lawsuit. The Company believes that a loss with respect to Perini’s punitive damages claim is neither probable nor reasonably possible.  Please refer to the disclosure above for further discussion on the Company’s completion guarantee obligation which may be impacted by the outcome of the above litigation and the joint venture’s extra-judicial settlement process.

Sales and use tax on complimentary meals.  In March 2008, the Nevada Supreme Court ruled, in a case involving another gaming company, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from use tax.  The Company had previously paid use tax on these items and has generally filed for refunds for the periods from January 2001 to February 2008 related to this matter. The Company is claiming the exemption on sales and use tax returns for periods after February 2008 in light of this Nevada Supreme Court decision and has not accrued or paid any sales or use tax for those periods.  In February 2012 the Nevada Department of Taxation asserted that gaming companies should pay sales tax on customer complimentary meals and employee meals on a prospective basis commencing February 15, 2012.  This position stems from a recent Nevada Tax Commission decision concerning another gaming company which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The other gaming company filed in Clark County District Court a petition for judicial review of the Nevada Tax Commission decision.  While the Company disagrees with the positions asserted by the Nevada Department of Taxation, the Company has not yet completed its assessment of the likelihood of an unfavorable outcome or the amounts that may be due related to the various elements of the Department’s assertions, but believes that any such liability would not be material to the Company’s financial statements for the period ended March 31, 2012.

Other guarantees.  The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions.  The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit.  At March 31, 2012, the Company had provided $37 million of total letters of credit.  In addition, MGM China guarantees approximately $39 million of debt under the MGM Grand Paradise credit facility.

Other litigation.  The Company is a party to various other legal proceedings, most of which relate to routine matters incidental to its business.  Management does not believe that the outcome of such other proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 7 — LOSS PER SHARE OF COMMON STOCK

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted loss per share consisted of the following:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Numerator:
Net loss attributable to MGM Resorts International	$(217,253)	$(89,871)

Denominator:
Weighted-average common shares outstanding - basic	488,861	488,539
Potential dilution from share-based awards	—	—
Potential dilution from assumed conversion of convertible debt	—	—
Weighted-average common and common equivalent shares - diluted	488,861	488,539

Anti-dilutive share-based awards excluded from the calculation of diluted earnings per share	30,589	28,954

NOTE 8 — STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

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

MGM China Dividend.  MGM China paid an approximately $400 million dividend in March 2012, of which approximately $204 million remained within the consolidated entity and approximately $196 million was distributed to noncontrolling interests.

Supplemental equity information.  The following table presents the Company’s changes in stockholders’ equity for the three months ended March 31, 2012:

	MGM Resorts
	International		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interests	Equity
	(In thousands)
Balances, January 1, 2012	$6,086,578	$3,795,644	$9,882,222
Net income (loss)	(217,253)	13,946	(203,307)
Currency translation adjustment	859	829	1,688
Stock-based compensation	11,041	623	11,664
Change in excess tax benefit from stock-based compensation	(2,268)	—	(2,268)
Issuance of common stock pursuant to stock-based compensation awards	(550)	—	(550)
Cash distributions to noncontrolling interest owners	—	(198,214)	(198,214)
Balances, March 31, 2012	$5,878,407	$3,612,828	$9,491,235

NOTE 9 — STOCK-BASED COMPENSATION

2005 Omnibus Incentive Plan. As of March 31, 2012, the Company had an aggregate of approximately 9 million shares of common stock available for grant as share-based awards under the Company’s omnibus incentive plan (“Omnibus Plan”).  A summary of activity under the Company’s share-based payment plans for the three months ended March 31, 2012 is presented below:

Stock options and stock appreciation rights (“SARs”)

		Weighted
		Average
	Shares	Exercise
	(000’s)	Price

Outstanding at January 1, 2012	30,320	$20.18
Granted	158	12.21
Exercised	(784)	12.47
Forfeited or expired	(247)	28.48
Outstanding at March 31, 2012	29,447	20.27
Exercisable at March 31, 2012	19,726	24.72

Restricted Stock Units (“RSUs”)

		Weighted
		Average
	Shares	Grant-Date
	(000’s)	Fair Value

Nonvested at January 1, 2012	1,181	$11.15
Granted	1	11.32
Vested	(36)	18.78
Forfeited	(4)	14.11
Nonvested at March 31, 2012	1,142	10.89

MGM China Share Option Plan. As of March 31, 2012, MGM China had an aggregate of approximately 1.1 billion shares of options available for grant as share-based awards (“MGM China Plan”). A summary of activity under the MGM China Plan for the three months ended March 31, 2012 is presented below:

Stock options

		Weighted
		Average
	Shares	Exercise
	(000’s)	Price

Outstanding at January 1, 2012	19,260	$1.99
Granted	955	1.78
Forfeited or expired	(830)	2.01
Outstanding at March 31, 2012	19,385	1.98
Exercisable at March 31, 2012	—	—

Recognition of compensation cost. Compensation cost for both the Omnibus Plan and MGM China Plan was recognized as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Compensation cost
Stock options and SARs	$6,350	$5,867
RSUs	4,043	4,606
MGM China Plan	1,271	—
Total compensation cost	11,664	10,473
Less: CityCenter reimbursed costs	(1,060)	(1,263)
Compensation cost recognized as expense	10,604	9,210
Less: Related tax benefit	(454)	(3,205)
Compensation expense, net of tax benefit	$10,150	$6,005

NOTE 10 — SEGMENT INFORMATION

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

The following table presents the Company’s segment information:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Net Revenues:
Wholly owned domestic resorts	$1,479,598	$1,406,430
MGM China	702,090	—
Reportable segment net revenues	2,181,688	1,406,430
Corporate and other	105,902	106,421
	$2,287,590	$1,512,851

Adjusted EBITDA:
Wholly owned domestic resorts	$320,972	$299,962
MGM China	164,521	—
Reportable segment
Adjusted Property EBITDA	485,493	299,962
Corporate and other	(55,161)	22,231
	430,332	322,193
Other operating income (expense):
Property transactions, net	(917)	(91)
Depreciation and amortization	(236,809)	(152,397)
Operating income	192,606	169,705
Non-operating income (expense)
Interest expense	(284,342)	(269,914)
Non-operating items from unconsolidated affiliates	(26,866)	(40,290)
Other, net	(57,576)	(3,955)
	(368,784)	(314,159)

Loss before income taxes	(176,178)	(144,454)
Benefit (provision) for income taxes	(27,129)	54,583

Net loss	(203,307)	(89,871)
Less: Net income attributable to noncontrolling interests	(13,946)	—
Net loss attributable to MGM Resorts International	$(217,253)	$(89,871)

NOTE 11 — RELATED PARTY TRANSACTIONS

MGM China.  In connection with the MGM China IPO, MGM Branding and Development Holdings, Ltd., an entity included in the Company’s consolidated financial statements in which Ms. Pansy Ho indirectly holds a noncontrolling interest, entered into a brand license agreement with MGM China.  MGM China pays a license fee to MGM Branding and Development Holdings, Ltd equal to 1.75% of MGM China’s consolidated net revenue, subject to an annual cap of $30 million in 2012, increasing by 20% per annum for each subsequent calendar year during the term of the agreement. In the three months ended March 31, 2012 total license fees of $12 million were incurred by MGM China. Such amounts have been eliminated in consolidation.  An entity owned by Ms. Pansy Ho received a distribution of $2 million during the three months ended March 31, 2012 in connection with the ownership of a noncontrolling interest in MGM Branding and Development Holdings, Ltd.

NOTE 12 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION

The Company’s domestic subsidiaries, excluding certain minor subsidiaries, MGM Grand Detroit, LLC and its subsidiaries and our domestic insurance subsidiaries, have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes, senior secured notes and the senior subordinated notes.  Our international subsidiaries, including MGM China, are not guarantors of such indebtedness. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of March 31, 2012 and December 31, 2011 and for the three month periods ended March 31, 2012 and 2011 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At March 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$619,397	$991,409	$982,871	$—	$2,593,677
Property and equipment, net	—	13,501,750	1,297,042	(11,972)	14,786,820
Investments in subsidiaries	23,908,794	7,722,760	—	(31,631,554)	—
Investments in and advances to unconsolidated affiliates	—	1,589,915	—	—	1,589,915
Other non-current assets	272,678	573,676	7,574,262	—	8,420,616
	$24,800,869	$24,379,510	$9,854,175	$(31,643,526)	$27,391,028

Current liabilities	$311,233	$932,099	$649,055	$—	$1,892,387
Intercompany accounts	441,268	(507,835)	66,567	—	—
Deferred income taxes	2,222,389	—	249,036	—	2,471,425
Long-term debt	12,200,884	156,671	1,002,398	—	13,359,953
Other long-term obligations	133,860	41,526	642	—	176,028
Total liabilities	15,309,634	622,461	1,967,698	—	17,899,793
MGM Resorts stockholders’ equity	9,491,235	23,757,049	4,273,649	(31,643,526)	5,878,407
Noncontrolling interests	—	—	3,612,828	—	3,612,828
Total stockholders’ equity	9,491,235	23,757,049	7,886,477	(31,643,526)	9,491,235
	$24,800,869	$24,379,510	$9,854,175	$(31,643,526)	$27,391,028

	At December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$889,749	$968,928	$954,043	$—	$2,812,720
Property and equipment, net	—	13,567,922	1,310,694	(11,972)	14,866,644
Investments in subsidiaries	24,022,470	7,930,882	—	(31,953,352)	—
Investments in and advances to unconsolidated affiliates	—	1,635,572	—	—	1,635,572
Other non-current assets	256,171	541,081	7,654,088	—	8,451,340
	$25,168,390	$24,644,385	$9,918,825	$(31,965,324)	$27,766,276

Current liabilities	$280,233	$947,341	$517,190	$—	$1,744,764
Intercompany accounts	334,454	(377,756)	43,302	—	—
Deferred income taxes	2,237,628	—	264,468	—	2,502,096
Long-term debt	12,310,634	157,221	1,002,312	—	13,470,167
Other long-term obligations	123,219	43,300	508	—	167,027
Total liabilities	15,286,168	770,106	1,827,780	—	17,884,054
MGM Resorts stockholders’ equity	9,882,222	23,874,279	4,295,401	(31,965,324)	6,086,578
Noncontrolling interests	—	—	3,795,644	—	3,795,644
Total stockholders’ equity	9,882,222	23,874,279	8,091,045	(31,965,324)	9,882,222
	$25,168,390	$24,644,385	$9,918,825	$(31,965,324)	$27,766,276

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended March 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,434,535	$853,055	$—	$2,287,590
Equity in subsidiaries’ earnings	98,934	30,317	—	(129,251)	—
Expenses:
Casino and hotel operations	2,727	911,954	583,719	—	1,498,400
General and administrative	2,835	249,800	50,654	—	303,289
Corporate expense	17,651	24,460	149	—	42,260
Property transactions, net	—	917	—	—	917
Depreciation and amortization	—	130,480	106,329	—	236,809
	23,213	1,317,611	740,851	—	2,081,675
Loss from unconsolidated affiliates	—	(13,274)	(35)	—	(13,309)
Operating income (loss)	75,721	133,967	112,169	(129,251)	192,606
Interest expense	(268,308)	(2,761)	(13,273)	—	(284,342)
Other, net	(41,359)	(32,231)	(10,852)	—	(84,442)
Income (loss) before income taxes	(233,946)	98,975	88,044	(129,251)	(176,178)
Benefit (provision) for income taxes	16,693	(296)	(43,526)	—	(27,129)
Net income (loss)	(217,253)	98,679	44,518	(129,251)	(203,307)
Less: net income attributable to noncontrolling interests	—	—	(13,946)	—	(13,946)
Net income (loss) attributable to MGM Resorts International	$(217,253)	$98,679	$30,572	$(129,251)	$(217,253)

Net income (loss)	$(217,253)	$98,679	$44,518	$(129,251)	$(203,307)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	1,688	—	1,688
Other comprehensive income	—	—	1,688	—	1,688
Comprehensive income (loss)	(217,253)	98,679	46,206	(129,251)	(201,619)
Less: comprehensive income attributable to noncontrolling interests	—	—	(14,775)	—	(14,775)
Comprehensive income (loss) attributable to MGM Resorts International	$(217,253)	$98,679	$31,431	$(129,251)	$(216,394)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(189,390)	$191,184	$289,900	$—	$291,694
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(104,918)	(8,839)	—	(113,757)
Investments in and advances to unconsolidated affiliates	(12,600)	—	—	—	(12,600)
Distributions from unconsolidated affiliates	—	1,801	—	—	1,801
Investments in treasury securities - maturities longer than 90 days	—	(45,102)	—	—	(45,102)
Proceeds from treasury securities - maturities longer than 90 days	—	60,108	—	—	60,108
Other	—	(391)	—	—	(391)
Net cash used in investing activities	(12,600)	(88,502)	(8,839)	—	(109,941)
Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(192,100)	—	—	—	(192,100)
Borrowings under bank credit facilities - maturities longer than 90 days	—	—	450,000	—	450,000
Repayments under bank credit facilities - maturities longer than 90 days	(1,834,128)	—	(450,000)	—	(2,284,128)
Issuance of senior notes, net	1,850,000	—	—	—	1,850,000
Debt issuance costs	(37,938)	—	—	—	(37,938)
Intercompany accounts	135,946	(108,401)	(27,545)	—	—
Distributions to noncontrolling interest owners	—	—	(197,848)	—	(197,848)
Other	(574)	(315)	(19)	—	(908)
Net cash used in financing activities	(78,794)	(108,716)	(225,412)	—	(412,922)

Effect of exchange rate on cash	—	—	148	—	148

Cash and cash equivalents
Net increase (decrease) for the period	(280,784)	(6,034)	55,797	—	(231,021)
Balance, beginning of period	795,326	965,131	105,456	—	1,865,913
Balance, end of period	$514,542	$959,097	$161,253	$—	$1,634,892

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended March 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,369,165	$143,686	$—	$1,512,851
Equity in subsidiaries’ earnings	113,599	65,370	—	(178,969)	—
Expenses:
Casino and hotel operations	2,806	870,171	74,977	—	947,954
General and administrative	2,430	241,732	25,400	—	269,562
Corporate expense	15,710	21,009	(234)	—	36,485
Property transactions, net	—	(11)	102	—	91
Depreciation and amortization	—	142,632	9,765	—	152,397
	20,946	1,275,533	110,010	—	1,406,489
Income from unconsolidated affiliates	—	1,752	61,591	—	63,343
Operating income (loss)	92,653	160,754	95,267	(178,969)	169,705
Interest expense	(257,224)	(4,813)	(7,877)	—	(269,914)
Other, net	10,982	(42,618)	(12,609)	—	(44,245)
Income (loss) before income taxes	(153,589)	113,323	74,781	(178,969)	(144,454)
Benefit (provision) for income taxes	63,718	(100)	(9,035)	—	54,583
Net income (loss) attributable to MGM Resorts International	$(89,871)	$113,223	$65,746	$(178,969)	$(89,871)

Net income (loss)	$(89,871)	$113,223	$65,746	$(178,969)	$(89,871)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	2,599	—	2,599
Other	—	(37)	—	—	(37)
Other comprehensive income	—	(37)	2,599	—	2,562
Comprehensive income (loss) attributable to MGM Resorts International	$(89,871)	$113,186	$68,345	$(178,969)	$(87,309)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(171,230)	$142,245	$52,963	$—	$23,978
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(33,654)	(805)	—	(34,459)
Investments in and advances to unconsolidated affiliates	(40,000)	(36,648)	—	—	(76,648)
Distributions from cost method investments, net	—	985	—	—	985
Investments in treasury securities- maturities longer than 90 days	—	(60,035)	—	—	(60,035)
Proceeds from treasury securities- maturities longer than 90 days	—	59,994	—	—	59,994
Other	—	(374)	—	—	(374)
Net cash used in investing activities	(40,000)	(69,732)	(805)	—	(110,537)
Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	529,910	—	(314,238)	—	215,672
Borrowings under bank credit facilities maturities longer than 90 days	824,609	—	382,119	—	1,206,728
Repayments under bank credit facilities maturities longer than 90 days	(1,009,519)	—	(67,881)	—	(1,077,400)
Retirement of senior notes	(325,470)	—	—	—	(325,470)
Intercompany accounts	201,619	(164,006)	(37,613)	—	—
Other	(438)	(204)	(18)	—	(660)
Net cash provided by (used in) financing activities	220,711	(164,210)	(37,631)	—	18,870
Cash and cash equivalents
Net increase (decrease) for the period	9,481	(91,697)	14,527	—	(67,689)
Balance, beginning of period	72,457	278,801	147,706	—	498,964
Balance, end of period	$81,938	$187,104	$162,233	$—	$431,275

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2011, which were included in our Form 10-K, filed with the SEC on February 29, 2012. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.”  MGM China Holdings Limited together with its subsidiaries is referred to as “MGM China.”

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

Our results of operations do not tend to be seasonal in nature, though a variety of factors may affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our high-end customers, and the level of play during major holidays, including New Year and Chinese New Year. Our results do not depend on key individual customers, although our success in marketing to customer groups, such as convention customers, or the financial health of customer segments, such as business travelers or high-end gaming customers from a particular country or region, can affect our results. Certain of our resorts earn significant revenues from the high-end gaming business, which leads to variability in our results.

We have two reportable segments that are based on the regions in which we operate: wholly owned domestic resorts and MGM China. We currently operate 15 wholly owned resorts in the United States. MGM China’s operations consist of the MGM Macau resort and casino. We have additional business activities including investments in unconsolidated affiliates, our MGM Hospitality operations, and certain other corporate and management operations. CityCenter is our most significant unconsolidated affiliate, which we also manage for a fee.  Our operations which have not been segregated into separate reportable segments are reported as “corporate and other” operations in our reconciliations of segment results to consolidated results.

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

While adverse conditions in the economic environment affected our operating results in recent years, we believe positive trends, such as increased visitation and consumer spending will continue. However, we believe that certain aspects of the current economy, such as continued weaknesses in employment and the housing market, will limit economic growth in the U.S. and temper our recovery. Because of these economic conditions, we have increasingly focused on managing costs and staffing levels across all our resorts and will continue to strive to achieve additional operating efficiencies. However, as a result of our leveraged business model, our operating results are significantly affected by our ability to generate operating revenues.

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

MGM China

On June 3, 2011, we and Ms. Ho, Pansy Catilina Chiu King (“Ms. Pansy Ho”) completed a reorganization of the capital structure and the initial public offering of 760 million shares of MGM China Limited (“MGM China”) on The Stock Exchange of Hong Kong Limited (the “IPO”), representing 20% of the post issuance base capital stock of MGM China, at an offer price of HKD 15.34 per share. Pursuant to this reorganization, we acquired, through a wholly owned subsidiary, an additional 1% of the overall capital stock of MGM China for HKD 15.34 per share, or approximately $75 million, and thereby became the owner of 51% of MGM China, which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns the MGM Macau resort and casino and the related gaming subconcession and land concession.

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

We believe our investment in MGM China plays an important role in extending our reach internationally and will foster future growth and profitability. Asia is the fastest-growing gaming market in the world and Macau is the world’s largest gaming destination in terms of revenue, and has continued to grow over the past few years despite the global economic downturn.

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

Corporate and Other

Corporate and other includes our investments in unconsolidated affiliates, MGM Hospitality and certain management and other operations.

CityCenter.  We own 50% of CityCenter.  The other 50% of CityCenter is owned by Infinity World Development Corp (“Infinity World”), a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, a casino resort; Mandarin Oriental Las Vegas, a non-gaming boutique hotel; Crystals, a retail and entertainment district; and Vdara, a luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental. We receive a management fee of 2% of revenues for the management of Aria and Vdara, and 5% of EBITDA (as defined in the agreements governing our management of Aria and Vdara). In addition, we receive an annual fee of $3 million for the management of Crystals.

Other unconsolidated affiliates.  We also own 50% interests in Grand Victoria and Silver Legacy. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Silver Legacy is located in Reno, adjacent to Circus Circus Reno, and the other 50% is owned by Eldorado LLC.

MGM Hospitality.  MGM Hospitality seeks to leverage our management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. We have entered into management agreements for hotels in the Middle East, North Africa, India and, through its joint venture with Diaoyutai State Guesthouse, The People’s Republic of China.  MGM Hospitality opened its first resort, MGM Grand Sanya on Hainan Island, People’s Republic of China in early 2012.

Borgata. We have a 50% economic interest in Borgata Hotel Casino & Spa (“Borgata”) located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation (“Boyd”) owns the other 50% of Borgata and also operates the resort.  Our interest is held in trust and currently offered for sale pursuant to our amended settlement agreement with New Jersey Department of Gaming Enforcement (“DGE”) and approved by the New Jersey Casino Control Commission (“CCC”). The terms of the amended settlement agreement mandate the sale by March 2014. We have the right to direct the sale through March 2013, subject to approval of the CCC, and the trustee is responsible for selling the trust property during the following 12-month period.

We consolidate the trust as the sole economic beneficiary and account for our interest in Borgata under the cost method. Distributions received by the trust that do not exceed our share of earnings are recognized currently in earnings. However, distributions received by the trust that exceed our share of earnings for such periods are applied to reduce the carrying amount of our investment.  The trust did not receive distributions from Borgata during the three months ended March 31, 2012 and 2011.  As of March 31, 2012, the trust had $165 million of cash and investments, of which $135 million is held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within “Prepaid expenses and other.”  During the first quarter of 2012, $23 million was withdrawn from the trust account for the payment of property taxes and interest on our senior credit facility, as authorized in accordance with the terms of the trust agreement.

Results of Operations

The following discussion is based on our consolidated financial statements for the three months ended March 31, 2012 and 2011.

Summary Financial Results

The following table summarizes our financial results:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Net revenues	$2,287,590	$1,512,851
Operating income	192,606	169,705
Net loss	(203,307)	(89,871)
Net loss attributable to MGM Resorts International	(217,253)	(89,871)

Our results of operations for the three months ending March 31, 2012 include the results of MGM China which we began consolidating on June 3, 2011. Prior thereto, results of operations of MGM China were reflected under the equity method of accounting — see “Operating Results — Income (Loss) from Unconsolidated Affiliates.” MGM China’s net revenue for the three months ended March 31, 2012 was $702 million, operating income was $68 million and net income, including the $44 million complementary tax provision discussed further in “Non-operating Results,” was $21 million.

Consolidated operating income benefited from improved performance at MGM China and our wholly owned domestic resorts, partially offset by an increase in our share of operating losses at CityCenter.

Corporate expense increased 16% to $42 million for the first quarter of 2012 as a result of expenses related to the outsourcing of information systems and additional legal, professional services and development costs associated with future development initiatives.  Depreciation and amortization in the first quarter of 2012 increased from 2011 primarily as a result of the consolidation of MGM China, which had $96 million of depreciation and amortization expense including amortization of intangible assets recognized in the acquisition.

Operating Results — Detailed Segment Information

The following table presents net revenue and Adjusted EBITDA by reportable segment.  Management uses Adjusted Property EBITDA as the primary profit measure for our reportable segments.  See “Non-GAAP Measures” for additional Adjusted EBITDA information:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Net revenues:
Wholly owned domestic resorts	$1,479,598	$1,406,430
MGM China	702,090	—
Reportable segment net revenues	2,181,688	1,406,430
Corporate and other	105,902	106,421
	$2,287,590	$1,512,851

Adjusted EBITDA:
Wholly owned domestic resorts	$320,972	$299,962
MGM China	164,521	—
Reportable segment Adjusted Property EBITDA	485,493	299,962
Corporate and other	(55,161)	22,231
	$430,332	$322,193

See below for detailed discussion of segment results related to our wholly owned domestic operations and MGM China.  Corporate and other revenue includes revenues from MGM Hospitality and management operations and reimbursed revenue primarily related to our CityCenter management agreement. Adjusted EBITDA losses related to corporate and other increased as a result of additional losses at CityCenter and the increase in corporate expense discussed above.  In addition, the first quarter of 2011 included the results of MGM Macau as an equity method investment.

Wholly owned domestic operations.  The following table presents detailed net revenue at our wholly owned domestic resorts:

	Three Months Ended
	March 31,
		Percentage
	2012	Change	2011
	(In thousands)
Casino revenue, net:
Table games	$206,462	12%	$184,808
Slots	417,354	7%	388,546
Other	19,712	17%	16,866
Casino revenue, net	643,528	9%	590,220
Non-casino revenue:
Rooms	379,474	3%	368,337
Food and beverage	353,126	6%	334,271
Entertainment, retail and other	264,195	1%	262,336
Non-casino revenue	996,795	3%	964,944
	1,640,323	5%	1,555,164
Less: Promotional allowances	(160,725)	8%	(148,734)
	$1,479,598	5%	$1,406,430

Net revenue related to wholly owned domestic resorts increased 5% in the first quarter of 2012 driven by a 9% increase in casino revenue.  Table games revenue increased 12% for the first quarter of 2012.  Table games hold percentage was 18.7% in the current year quarter and 17.7% in the prior year quarter.  Total table games revenue also improved as a result of table games volume increasing 5% compared to the prior year quarter.  Slots revenue increased 7% in the first quarter with an 8% increase at our Las Vegas Strip resorts. Rooms revenue in the first quarter of 2012 increased 3%, with a 4% increase in Las Vegas Strip REVPAR.  The following table shows key hotel statistics for our Las Vegas Strip resorts:

	Three Months Ended
	March 31,
	2012	2011
Occupancy	90%	87%
Average Daily Rate (ADR)	$131	$130
Revenue per Available Room (REVPAR)	117	112

Adjusted Property EBITDA for wholly owned domestic resorts increased 7% compared to the first quarter of 2011, led by a 31% increase in Adjusted Property EBITDA at Bellagio.

MGM China.  Net revenue for MGM China was $702 million for the three months ending March 31, 2012.  Operating income was $68 million and Adjusted Property EBITDA was $165 million for the same period. As previously discussed, prior to June 3, 2011, MGM Macau was recorded as an equity method investment.  In the three months ended March 31, 2011, MGM Macau earned operating income of $126 million which included $20 million of depreciation and amortization expense. MGM Macau had year-over-year increases in volume measures for VIP table games, main floor table games, and slots of 6%, 13% and 27%, respectively. VIP table games hold percentage was 3.2% in the current year quarter and 2.9% in the prior year quarter.

Operating Results — Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our income (loss) from unconsolidated affiliates:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
CityCenter	$(18,573)	$(5,823)
MGM Macau	—	61,680
Other	5,264	7,486
	$(13,309)	$63,343

We ceased recording MGM Macau operating results as income from unconsolidated affiliates under the equity method of accounting in June 2011; our share of operating income for MGM Macau for the 2011 three month period accounted for under the equity method was $62 million.

Our share of losses from CityCenter increased in the first quarter of 2012 driven by higher operating losses at Aria.  Aria’s operating results were negatively affected by a table games hold percentage which was significantly below the low end of its normal range in the first quarter of 2012 and above the high end of its normal range in the prior year quarter.  Table games hold percentage was 16.0% in the current year quarter compared to 27.4% in the prior year quarter.

Non-operating Results

Interest expense.  Interest expense increased to $284 million in the first quarter of 2012 compared to $270 million in the prior year quarter.  Interest expense increased as a result of $6 million of interest expense for MGM China as well as a higher average debt outstanding during the current year quarter.  We had minimal capitalized interest in the first quarter of 2012 and no capitalized interest in the first quarter of 2011.

Non-operating items from unconsolidated affiliates. Non-operating loss from unconsolidated affiliates decreased for the three months ended March 31, 2012 primarily due to a decrease in our share of non-operating items related to CityCenter which included $4 million and $12 million for certain costs incurred to restructure its debt and the write-off of debt issuance costs in 2012 and 2011, respectively. In addition, MGM Macau ceased to be recorded as an equity method investment beginning in June 2011.

Other, net.  In connection with the amendment of our senior credit facility as further discussed in “Principal Debt Arrangements” and subsequent repayment of the non-extending loans, we recorded a loss on early retirement of debt of $59 million related to previously recorded discounts and certain debt issuance costs.

Income taxes.  We began recording a valuation allowance for U.S. deferred tax assets generated in the current year resulting in additional tax provision of $112 million for the three months ended March 31, 2012.  In addition, we recorded a tax provision of $44 million related to complementary tax that will be due on the first quarter 2012 MGM China dividend if an anticipated annual fee arrangement with the Macanese government is not in place prior to June 30, 2013.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Adjusted EBITDA	$430,332	$322,193
Property transactions, net	(917)	(91)
Depreciation and amortization	(236,809)	(152,397)
Operating income	192,606	169,705

Non-operating income (expense)
Interest expense	(284,342)	(269,914)
Other, net	(84,442)	(44,245)

Loss before income taxes	(176,178)	(144,454)
Benefit (provision) for income taxes	(27,129)	54,583
Net loss	(203,307)	(89,871)
Less: Net income attributable to noncontrolling interests	(13,946)	—
Net loss attributable to MGM Resorts International	$(217,253)	$(89,871)

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA for individual resorts and Adjusted EBITDA:

	Three Months Ended March 31, 2012
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$47,098	$—	$—	$23,346	$70,444
MGM Grand Las Vegas	18,349	—	327	18,649	37,325
Mandalay Bay	18,603	—	—	20,211	38,814
The Mirage	14,502	—	13	12,904	27,419
Luxor	9,209	—	—	9,155	18,364
New York-New York	18,697	—	—	5,616	24,313
Excalibur	9,622	—	—	4,557	14,179
Monte Carlo	9,973	—	5	5,018	14,996
Circus Circus Las Vegas	502	—	—	4,639	5,141
MGM Grand Detroit	32,338	—	—	9,901	42,239
Beau Rivage	9,396	—	—	7,654	17,050
Gold Strike Tunica	8,220	—	—	3,360	11,580
Other resort operations	(1,402)	—	(20)	530	(892)
Wholly owned domestic resorts	195,107	—	325	125,540	320,972
MGM China	68,127	—	—	96,394	164,521
CityCenter (50%)	(18,573)	—	—	—	(18,573)
Other unconsolidated resorts	5,264	—	—	—	5,264
Management and other operations	411	—	—	4,288	4,699
	250,336	—	325	226,222	476,883
Stock compensation	(9,332)	—	—	—	(9,332)
Corporate	(48,398)	—	592	10,587	(37,219)
	$192,606	$—	$917	$236,809	$430,332

	Three Months Ended March 31, 2011
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$28,814	$—	$—	$25,087	$53,901
MGM Grand Las Vegas	17,568	—	—	19,300	36,868
Mandalay Bay	14,242	—	—	22,202	36,444
The Mirage	18,020	—	28	14,351	32,399
Luxor	10,475	—	—	9,639	20,114
New York-New York	15,283	—	(85)	5,930	21,128
Excalibur	10,948	—	—	5,194	16,142
Monte Carlo	7,965	—	—	5,795	13,760
Circus Circus Las Vegas	(144)	—	—	4,717	4,573
MGM Grand Detroit	33,690	—	103	9,740	43,533
Beau Rivage	1,933	—	39	11,164	13,136
Gold Strike Tunica	6,008	—	—	3,440	9,448
Other resort operations	(2,732)	—	(7)	1,255	(1,484)
Wholly owned domestic resorts	162,070	—	78	137,814	299,962
MGM Macau (50%)	61,680	—	—	—	61,680
CityCenter (50%)	(5,823)	—	—	—	(5,823)
Other unconsolidated resorts	7,486	—	—	—	7,486
Management and other operations	(2,993)	—	—	3,602	609
	222,420	—	78	141,416	363,914
Stock compensation	(9,210)	—	—	—	(9,210)
Corporate	(43,505)	—	13	10,981	(32,511)
	$169,705	$—	$91	$152,397	$322,193

Liquidity and Capital Resources

Cash Flows

Our consolidated cash flows include the results of MGM China beginning on June 3, 2011. At March 31, 2012, we held cash and cash equivalents of $1.6 billion, of which $575 million related to MGM China.

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by the timing of significant tax payments or refunds and distributions from unconsolidated affiliates. Cash provided by operating activities was $292 million for the three months ended March 31, 2012, compared to cash provided by operating activities of $24 million in the prior year.  MGM China operating cash flows for the first quarter of 2012 were $263 million.

Investing activities. We had capital expenditures of $114 million in the 2012 first quarter, including $9 million at MGM China.  Our capital expenditures related mainly to $36 million of aircraft deposits as well as capital expenditures at various resorts including room remodels, restaurant remodels, entertainment venue remodels and theater renovations.  Most of the costs capitalized related to furniture and fixtures, materials, and external labor costs.  We had capital expenditures of $34 million in the 2011 first quarter related mainly to capital expenditures at various resorts, including room and restaurant remodels, theater renovations, and a remodel of the high limit slots area at Bellagio.

Our capital expenditures fluctuate from year to year depending on our decisions with respect to strategic capital investments in new or existing resorts and the timing of more regular capital investments to maintain the quality of our resorts, the amounts of which can vary depending on timing of larger remodel projects related to our public spaces and hotel rooms.  In accordance with our senior credit facility covenants, we and our restricted subsidiaries are limited to $500 million of annual capital expenditures (as defined in the agreement governing our senior credit facility) in 2012 and currently expect to spend approximately $360 million on capital expenditures in 2012 which includes expenditures for room remodels, theater renovations, an aircraft, information technology and slot machine purchases.

In the first quarter of 2012, we made investments and advances of $13 million to CityCenter pursuant to the completion guarantee. In the first quarter of 2011, we made investments and advances of $77 million to CityCenter, of which $37 million related to a required equity contribution in connection with CityCenter’s first quarter 2011 financing transactions and $40 million related to payments made pursuant to our completion guarantee.

During the first quarter of 2012, our New Jersey trust received proceeds of $60 million from treasury securities with maturities greater than 90 days and reinvested $45 million in treasury securities with maturities greater than 90 days.  In the first quarter of 2011, our New Jersey trust received proceeds of $60 million from treasury securities with maturities greater than 90 days and reinvested $60 million in treasury securities with maturities greater than 90 days.

Financing activities.  We repaid $2.0 billion under our senior credit facility for the three months ended March 31, 2012.  During the first quarter of 2012, we issued $850 million of 8.625% senior notes due 2019 for net proceeds of $836 million which were used to repay a portion of the indebtedness under our revolving credit facility until such time as we identify the specific items of indebtedness that will be repaid and issued $1.0 billion of 7.75% senior notes due 2022 for net proceeds of $986 million, which were used to repay outstanding term loan indebtedness under our senior credit facility.  MGM China paid a $400 million dividend in March 2012, of which approximately $204 million remained within the consolidated entity and approximately $196 million was distributed to noncontrolling interests.  In the first quarter of 2011, we repaid the $325 million outstanding principal amount of our 8.375% senior subordinated notes at maturity.

Other Factors Affecting Liquidity

CityCenter completion guarantee.  In January 2011, we entered into an amended completion and cost overrun guarantee in connection with CityCenter’s restated senior credit facility agreement and issuance of $1.5 billion of senior secured first lien notes and senior secured second lien PIK toggle notes.  Consistent with the previous completion guarantee, the terms of the amended completion guarantee provide for the application of the then remaining $124 million of net residential proceeds from sales of condominium properties at CityCenter to fund construction costs, or to reimburse us for construction costs previously expended; however, the timing of receipt of such proceeds is uncertain.

As of March 31, 2012, we had funded $658 million under the completion guarantee. We have recorded a receivable from CityCenter of $107 million related to these amounts, which represents amounts reimbursable to us from CityCenter from future residential proceeds. We had a remaining estimated net obligation under the completion guarantee of $16 million which includes estimated litigation costs for the resolution of disputes with contractors as to the final construction costs and estimated amounts to be paid to contractors related to the Perini litigation.  Our accrual also reflects certain estimated offsets to the amounts claimed by the contractors.  CityCenter has reached, or expects to reach, settlement agreements with most of the construction subcontractors.  However, significant disputes remain with the general contractor and certain subcontractors.  Amounts claimed by such parties exceed amounts included in our completion guarantee accrual by approximately $185 million, as such amounts exceed our best estimate of our liability.  Moreover, we have not accrued for any contingent payments to CityCenter related to the Harmon Hotel & Spa component (the “Harmon”), which is unlikely to be completed using the building as it now stands.  See Note 6 in the accompanying financial statements for discussion of the status of the Harmon.

We do not believe we would be responsible for funding under the completion guarantee any additional remediation efforts that might be required with respect to the Harmon; however, our view is based on a number of developing factors, including with respect to on-going litigation with CityCenter’s contractors, actions by local officials and other developments related to the CityCenter venture, that are subject to change.  CityCenter’s restated senior credit facility provides that certain demolition expenses may be funded only by equity contributions from the members of the CityCenter venture or certain specified extraordinary receipts (which include any proceeds from the Perini litigation).  Based on current estimates, which are subject to change, we believe the demolition of the Harmon would cost approximately $31 million.

Principal Debt Arrangements

Our senior credit facility was amended and restated in February 2012, and loans and revolving commitments aggregating approximately $1.8 billion (the “extending loans”) were extended to February 2015. In accordance with the amendment, we repaid $409 million of outstanding loans to extending lenders. In March 2012, an additional $24 million in term loans were extended and we repaid the remaining non-extending term loans with the proceeds from our $1.0 billion notes senior offering. At March 31, 2012, the senior credit facility consisted of approximately $820 million in term loans and a $1.3 billion revolver ($360 million of which has not been extended and matures in February 2014).

As of December 31, 2011, interest on the senior credit facility was based on a LIBOR margin of 5.00%, with a LIBOR floor of 2.00%, and a base rate margin of 4.00%, with a base rate floor of 4.00%. The non-extended revolving loans continue to be subject to this pricing. Interest on the extending loans is subject to a LIBOR floor of 1% and a pricing grid based upon collateral coverage levels. The interest rate on extending loans was 6% at March 31, 2012 and has subsequently reduced to 5%. Interest on non-extending revolving loans remains at 7%. The weighted average interest rate on outstanding borrowings under the senior credit facility at March 31, 2012 and December 31, 2011 was 6.1% and 7.0%, respectively.

The senior credit facility allows us to refinance indebtedness maturing prior to February 23, 2015 but limits our ability to prepay later maturing indebtedness until the extended facilities are paid in full. We may issue unsecured debt, equity-linked and equity securities to refinance our outstanding indebtedness; however, we are required to use net proceeds from certain indebtedness issued in amounts in excess of $250 million (excluding amounts used to refinance indebtedness) to ratably prepay the credit facilities in an amount equal to 50% of the net cash proceeds of such excess. We are no longer required to use net proceeds from equity offerings to prepay the senior credit facility in connection with the restatement of the senior credit facility. In addition, we agreed to deliver a mortgage, limited in amount to comply with the indenture restrictions, encumbering the Beau Rivage.  We delivered the mortgage in March 2012. Upon the issuance of the mortgage, the holders of our 13% senior secured notes due 2013 obtained an equal and ratable lien in the collateral. Substantially all of the assets of MGM Grand Detroit serve as collateral to secure the $450 million obligation outstanding as a co-borrower under our senior credit facility. In addition, substantially all of the assets of Gold Strike Tunica, substantially all of the assets of Beau Rivage and certain land across from the Luxor serve as collateral to secure up to $578 million of obligations outstanding under the senior credit facility.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2011. There have been no significant changes in our critical accounting policies and estimates since year end.

Impairment of long-lived assets. At March 31, 2012, we did not identify circumstances that existed that would indicate the carrying value of our long-lived assets may not be recoverable; therefore, we did not review any of our long-lived asset groups — generally our operating resorts — for impairment as of March 31, 2012. Historically, the undiscounted cash flows of our significant long-lived assets have exceeded their carrying values by a substantial margin.

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

As of March 31, 2012, variable rate borrowings represented approximately 14% of our total borrowings.  Assuming a 100 basis-point increase in our interest rate on loans outstanding under our senior credit facility (primarily based on LIBOR plus applicable margins subject to certain LIBOR floors) our annual interest cost would increase by approximately $13 million based on gross amounts outstanding at March 31, 2012. Assuming a 100 basis-point increase in the interest rate on loans outstanding under the MGM Grand Paradise credit facility (primarily based on HIBOR plus applicable margins), our annual interest cost would change by approximately $6 million based on amounts outstanding at March 31, 2012.

								Fair Value
	Debt maturing in,							March 31,
	2012	2013	2014	2015	2016	Thereafter	Total	2012
	(In millions)
Fixed rate	$535	$1,362	$1,159	$2,325	$1,476	$4,768	$11,625	$12,477
Average interest rate	6.7%	10.3%	8.4%	5.1%	8.2%	9.1%	8.1%
Variable rate	$28	$83	$1,051	$661	$—	$—	$1,823	$1,785
Average interest rate	3.2%	3.2%	5.8%	4.6%	N/A	N/A	5.2%

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Exchange Act.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods.  Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to generate significant cash flow, potential economic recoveries, amounts we will invest in capital expenditures, the opening of strategic resort developments and amounts we will pay under the CityCenter completion guarantee.  The foregoing is not a complete list of all forward-looking statements we make.

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

•                  the ability of the Macau Government to terminate MGM Grand Paradise’s gaming subconcession under certain circumstances without compensating MGM Grand Paradise or refuse to grant MGM Grand Paradise an extension of the subconcession, which is scheduled to expire on March 31, 2020;

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

Item 4.        Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(e) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Except as noted below, during the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In making our assessment of changes in internal control over financial reporting as of March 31, 2012, we have excluded the MGM China operations because these operations were acquired in a business combination on June 3, 2011. These operations represent approximately 32% of our total assets at March 31, 2012 and approximately 31% of our total net revenues for the quarter ended March 31, 2012. We intend to disclose any material changes in internal control over financial reporting with respect to the MGM China operations in the 2012 annual assessment of internal control over financial reporting.

Part II.       OTHER INFORMATION

Item 1.        Legal Proceedings

For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no significant developments in any of the cases disclosed in our Form 10-K in the three months ended March 31, 2012, except as follows:

CityCenter construction litigation. In March 2010, Perini Building Company, Inc. (“Perini”), general contractor for CityCenter, filed a lawsuit in the Eighth Judicial District Court for Clark County, State of Nevada, against MGM MIRAGE Design Group (a wholly owned subsidiary of the Company which was the original party to the Perini construction agreement) and certain direct or indirect subsidiaries of CityCenter Holdings, LLC (the “CityCenter Owners”). Perini asserts that CityCenter was substantially completed, but the defendants failed to pay Perini approximately $490 million allegedly due and owing under the construction agreement for labor, equipment and materials expended on CityCenter. The complaint further charges the defendants with failure to provide timely and complete design documents, late delivery to Perini of design changes, mismanagement of the change order process, obstruction of Perini’s ability to complete the Harmon component, and fraudulent inducement of Perini to compromise significant amounts due for its general conditions. The complaint advances claims for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment and promissory estoppel, and fraud and intentional misrepresentation. Perini seeks compensatory damages, punitive damages, attorneys’ fees and costs.

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

The CityCenter Owners and the other defendants dispute Perini’s allegations, and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to CityCenter, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon, property damage and Perini’s failure to perform its obligations to pay certain subcontractors and to prevent filing of liens against CityCenter.  Parallel to the court litigation, CityCenter management conducted an extra-judicial program for settlement of CityCenter subcontractor claims.  CityCenter has resolved the claims of 215 first-tier Perini subcontractors (including the claims of any lower-tier subcontractors that might have claims through those first-tier subcontractors), with only seven remaining for further proceedings along with trial of Perini’s claims and CityCenter’s Harmon-related counterclaim and other claims by CityCenter against Perini and its parent guarantor, Tutor Perini.  Three of the remaining subcontractors are implicated in the defective work at the Harmon.  In December 2010, Perini recorded an amended notice of lien reducing its lien to approximately $313 million.  Because of settlements with subcontractors, CityCenter believes it is entitled to a further lien reduction of approximately $133 million (for a revised lien amount of $186 million, including certain liens not related to Perini’s lien) once the Company has provided the court and Perini with the required information.

The court has set a new trial date of March 12, 2013 for the consolidated action involving Perini, the remaining Perini subcontractors and any related third parties, and CityCenter’s counterclaim against Perini and other parties for defective construction of the Harmon, and also amended other significant pre-trial dates.  Discovery is in process.  The CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the Perini lawsuit. The Company believes that a loss with respect to Perini’s punitive damages claim is neither probable nor reasonably possible.  Please refer to Note 6 in the accompanying consolidated financial statements for further discussion on the Company’s completion guarantee obligation which may be impacted by the outcome of the above litigation and the joint venture’s extra-judicial settlement process.

Securities and derivative litigation.  In re MGM MIRAGE Securities Litigation, Case No. 2:09-cv-01558-GMN-LRL.  In November 2009, the U.S. District Court for Nevada consolidated the Robert Lowinger v. MGM MIRAGE, et al. (Case No. 2:09-cv-01558-RCL-LRL, filed August 19, 2009) and Khachatur Hovhannisyan v. MGM MIRAGE, et al. (Case No. 2:09-cv-02011-LRH-RJJ, filed October 19, 2009) putative class actions under the caption “In re MGM MIRAGE Securities Litigation.”  On March 27, 2012, the court issued an order which granted the defendant’s motion to dismiss plaintiffs’ consolidated complaint without prejudice, and allowed plaintiffs an opportunity to file an amended complaint.  On April 17, 2012 plaintiffs filed an amended complaint which substantially repeats but reorganizes their substantive allegations and asserts the same claims as raised in the original complaint.  Defendants will continue to vigorously defend against plaintiffs’ claims and intend to file a motion to dismiss the amended complaint.

Item 1A.         Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no material changes to those factors for the three months ended March 31, 2012.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced.  We did not repurchase shares of our common stock during the quarter ended March 31, 2012. The maximum number of shares available for repurchase under our May 2008 repurchase program was 20 million as of March 31, 2012.

Item 5.            Other Information

We adopted the June 2011 Financial Accounting Standards Board guidance on the presentation of comprehensive income in financial statements as of January 1, 2012. As a result, beginning with the period ended March 31, 2012 we present net income and other comprehensive income in two separate statements in our consolidated financial statements. The table below reflects the retrospective application of this guidance for each of the three years ended December 31, 2011, 2010 and 2009. The retrospective application did not have a material impact on our financial condition or results of operations.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$3,234,944	$(1,437,397)	$(1,291,682)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	11,692	1,706	532
Reclass M Resort convertible note valuation adjustment to current earnings	—	—	54,267
Other	(37)	(70)	165
Other comprehensive income	11,655	1,636	54,964
Comprehensive income (loss) attributable to	3,246,599	(1,435,761)	(1,236,718)
Less: comprehensive income attributable to noncontrolling interests	(125,683)	—	—
Comprehensive income (loss) attributable to MGM Resorts International	$3,120,916	$(1,435,761)	$(1,236,718)

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME INFORMATION

(In thousands)

(Unaudited)

	Year Ended December 31,
			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated

2011
Net income (loss)	$3,114,637	$3,908,657	$3,904,732	$(7,693,082)	$3,234,944
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	11,692	—	11,692
Other	—	(37)	—	—	(37)
Other comprehensive income	—	(37)	11,692	—	11,655
Comprehensive income (loss)	3,114,637	3,908,620	3,916,424	(7,693,082)	3,246,599
Less: comprehensive income attributable to noncontrolling interests	—	—	(125,683)	—	(125,683)
Comprehensive income (loss) attributable to MGM Resorts International	$3,114,637	$3,908,620	$3,790,741	$(7,693,082)	$3,120,916

2010
Net income (loss)	$(1,437,397)	$(1,283,524)	$166,512	$1,117,012	$(1,437,397)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	1,706	—	1,706
Other	—	(70)	—	—	(70)
Other comprehensive income	—	(70)	1,706	—	1,636
Comprehensive income (loss)	(1,437,397)	(1,283,594)	168,218	1,117,012	(1,435,761)
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to MGM Resorts International	$(1,437,397)	$(1,283,594)	$168,218	$1,117,012	$(1,435,761)

2009
Net income (loss)	$(1,291,682)	$(838,442)	$69,449	$768,993	$(1,291,682)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	532	—	532
Other	54,267	165	—	—	54,432
Other comprehensive income	54,267	165	532	—	54,964
Comprehensive income (loss)	(1,237,415)	(838,277)	69,981	768,993	(1,236,718)
Less: comprehensive income attributable to noncontrolling intersts	—	—	—	—	—
Comprehensive income (loss) attributable to MGM Resorts International	$(1,237,415)	$(838,277)	$69,981	$768,993	$(1,236,718)

Item 6.            Exhibits

4.1

Indenture, dated as of January 17, 2012, among MGM Resorts International, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 17, 2012).

4.2

Registration Rights Agreement, dated as of January 17, 2012, among MGM Resorts International, the guarantors named therein, Barclays Capital Inc. and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 17, 2012).

4.3

Indenture, dated March 22, 2012, between MGM Resorts International and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 22, 2012).

4.4

First Supplemental Indenture, dated March 22, 2012, among MGM Resorts International, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 22, 2012).

10.1

Employment Agreement, executed as of January 30, 2012, by and between Daniel D’Arrigo and MGM Resorts International (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2012).

10.2

Amendment No. 1 and Restatement Agreement, dated February 24, 2012, to the Sixth Amended and Restated Loan Agreement dated as of March 16, 2010, by and among MGM Resorts International, as borrower, MGM Grand Detroit, LLC, as initial co-borrower, the Lenders named therein, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2012).

10.3

Seventh Amended and Restated Loan Agreement, dated as of February 24, 2012, among MGM Resorts International, as borrower, MGM Grand Detroit, LLC, as initial co-borrower, the Lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 27, 2012).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101*

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011 (audited); (ii) Unaudited Statements of Operations for the three months ended December 31, 2012 and 2011; (iii) Unaudited Statements of Comprehensive Income (Loss) (iv) Unaudited Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to the Unaudited Consolidated Financial Statements.

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

MGM Resorts International

Date: May 7, 2012	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 7, 2012		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)