Form 10-Q
period 2012-06-30
MGM Resorts International
filed 2012-08-09
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 1, 2012
Common Stock, $.01 par value	488,942,131 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2012	2011

ASSETS

Current assets
Cash and cash equivalents	$1,731,921	$1,865,913
Accounts receivable, net	478,588	491,730
Inventories	113,316	112,735
Deferred income taxes, net	122,134	91,060
Prepaid expenses and other	231,458	251,282
Total current assets	2,677,417	2,812,720

Property and equipment, net	14,783,177	14,866,644

Other assets
Investments in and advances to unconsolidated affiliates	1,498,864	1,635,572
Goodwill	2,900,237	2,896,609
Other intangible assets, net	4,889,311	5,048,117
Other long-term assets, net	514,002	506,614
Total other assets	9,802,414	10,086,912
	$27,263,008	$27,766,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$171,878	$170,994
Income taxes payable	336	7,611
Current portion of long-term debt	141,674	—
Accrued interest on long-term debt	251,373	203,422
Other accrued liabilities	1,364,123	1,362,737
Total current liabilities	1,929,384	1,744,764

Deferred income taxes	2,513,840	2,502,096
Long-term debt	13,225,319	13,470,167
Other long-term obligations	182,258	167,027

Commitments and contingencies (Note 6)

Stockholders’ equity
Common stock, $.01 par value: authorized 1,000,000,000 shares; issued and outstanding 488,940,301 and 488,834,773 shares	4,889	4,888
Capital in excess of par value	4,091,166	4,094,323
Retained earnings	1,618,684	1,981,389
Accumulated other comprehensive income	11,046	5,978
Total MGM Resorts International stockholders’ equity	5,725,785	6,086,578
Noncontrolling interests	3,686,422	3,795,644
Total stockholders’ equity	9,412,207	9,882,222
	$27,263,008	$27,766,276

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Casino	$1,299,196	$797,495	$2,634,230	$1,387,715
Rooms	418,766	396,791	812,386	765,128
Food and beverage	391,891	371,960	764,844	708,784
Entertainment	120,909	130,094	241,309	249,687
Retail	52,086	54,292	98,710	100,442
Other	132,900	128,826	246,023	243,049
Reimbursed costs	90,938	89,482	181,477	175,770
	2,506,686	1,968,940	4,978,979	3,630,575
Less: Promotional allowances	(182,921)	(162,955)	(367,624)	(311,739)
	2,323,765	1,805,985	4,611,355	3,318,836
Expenses
Casino	826,211	485,965	1,693,685	836,730
Rooms	129,897	123,886	256,052	240,872
Food and beverage	222,567	215,899	434,206	414,147
Entertainment	88,559	94,505	177,347	182,716
Retail	29,241	32,479	56,824	61,638
Other	88,835	88,392	175,057	166,689
Reimbursed costs	90,938	89,482	181,477	175,770
General and administrative	309,478	301,582	612,767	571,144
Corporate expense	42,540	40,016	84,800	76,501
Preopening and start-up expenses	—	(316)	—	(316)
Property transactions, net	90,467	900	91,384	991
Gain on MGM China transaction	—	(3,496,005)	—	(3,496,005)
Depreciation and amortization	235,643	177,467	472,452	329,864
	2,154,376	(1,845,748)	4,236,051	(439,259)
Income (loss) from unconsolidated affiliates	5,986	32,027	(7,323)	95,370

Operating income	175,375	3,683,760	367,981	3,853,465

Non-operating income (expense):
Interest expense	(276,323)	(270,224)	(560,665)	(540,138)
Non-operating items from unconsolidated affiliates	(20,836)	(28,002)	(47,702)	(68,292)
Other, net	46	(13,017)	(57,530)	(16,972)
	(297,113)	(311,243)	(665,897)	(625,402)
Income (loss) before income taxes	(121,738)	3,372,517	(297,916)	3,228,063
Benefit for income taxes	51,304	78,174	24,175	132,757
Net income (loss)	(70,434)	3,450,691	(273,741)	3,360,820
Less: Net income attributable to noncontrolling interests	(75,018)	(8,706)	(88,964)	(8,706)
Net income (loss) attributable to MGM Resorts International	$(145,452)	$3,441,985	$(362,705)	$3,352,114
Income (loss) per share of common stock attributable to MGM Resorts International
Basic	$(0.30)	$7.04	$(0.74)	$6.86
Diluted	$(0.30)	$6.22	$(0.74)	$6.09

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$(70,434)	$3,450,691	$(273,741)	$3,360,820

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	8,313	(5,433)	10,001	(2,834)
Other	—	—	—	(37)
Other comprehensive income (loss)	8,313	(5,433)	10,001	(2,871)
Comprehensive income (loss)	(62,121)	3,445,258	(263,740)	3,357,949
Less: Comprehensive income attributable to noncontrolling interests	(79,122)	(7,054)	(93,897)	(7,054)

Comprehensive income (loss) attributable to MGM Resorts International	$(141,243)	$3,438,204	$(357,637)	$3,350,895

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$(273,741)	$3,360,820
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	472,452	329,864
Amortization of debt discounts, premiums and issuance costs	39,388	47,182
Loss on retirement of long-term debt	58,740	—
Provision for doubtful accounts	31,675	12,539
Stock-based compensation	20,796	18,606
Property transactions, net	91,384	991
Gain on MGM China transaction	—	(3,496,005)
(Income) loss from unconsolidated affiliates	55,025	(27,078)
Distributions from unconsolidated affiliates	10,415	48,214
Change in deferred income taxes	(43,683)	(146,131)
Change in operating assets and liabilities:
Accounts receivable	(18,395)	(7,008)
Inventories	(568)	(641)
Income taxes receivable and payable, net	(7,234)	178,284
Prepaid expenses and other	4,833	21,199
Accounts payable and accrued liabilities	85,904	(43,969)
Other	(14,735)	56
Net cash provided by operating activities	512,256	296,923

Cash flows from investing activities
Capital expenditures, net of construction payable	(216,230)	(85,178)
Acquisition of MGM China, net of cash acquired	—	407,046
Investments in and advances to unconsolidated affiliates	(25,000)	(102,648)
Distributions from unconsolidated affiliates in excess of earnings	2,085	2,799
Investments in treasury securities - maturities longer than 90 days	(135,179)	(150,130)
Proceeds from treasury securities - maturities longer than 90 days	150,182	149,999
Other	(811)	(742)
Net cash provided by (used in) investing activities	(224,953)	221,146

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities — maturities of 90 days or less	257,900	(1,278,106)
Borrowings under bank credit facilities — maturities longer than 90 days	450,000	3,490,856
Repayments under bank credit facilities — maturities longer than 90 days	(2,734,128)	(2,284,128)
Issuance of senior notes	1,850,000	311,415
Retirement of senior notes	—	(333,906)
Debt issuance costs	(40,447)	—
Distributions to noncontrolling interest owners	(204,074)	—
Other	(1,365)	(1,364)
Net cash used in financing activities	(422,114)	(95,233)

Effect of exchange rate on cash	819	(247)

Cash and cash equivalents
Net increase (decrease) for the period	(133,992)	422,589
Balance, beginning of period	1,865,913	498,964
Balance, end of period	$1,731,921	$921,553

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$473,326	$505,816
Federal, state and foreign income taxes paid, net of refunds	6,246	(172,177)

Non-cash investing and financing activities
Increase in investment in CityCenter related to change in completion guarantee liability	$24,794	$18,459

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — ORGANIZATION

Organization.  MGM Resorts International (the “Company”) is a Delaware corporation that acts largely as a holding company and, through wholly owned subsidiaries, owns and/or operates casino resorts. The Company owns and operates the following casino resorts in Las Vegas, Nevada:  Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur and Circus Circus Las Vegas.  Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of three towers.  Other Nevada operations include Circus Circus Reno, Gold Strike in Jean and Railroad Pass in Henderson.  The Company and its local partners own and operate MGM Grand Detroit in Detroit, Michigan. The Company owns and operates two resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike Tunica.  The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

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

The Company has a 50% interest in Grand Victoria and a 50% interest in Silver Legacy. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Silver Legacy is located in Reno, adjacent to Circus Circus Reno, and the other 50% is owned by Eldorado LLC.  See Note 4 for additional information related to Grand Victoria and Silver Legacy.

MGM Hospitality seeks to leverage the Company’s management expertise and well-recognized brands through strategic partnerships and international expansion opportunities.  The Company has entered into management agreements for non-gaming resorts in the Middle East, North Africa, India and China, as well as a casino resort in Vietnam.

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

The Company consolidates the trust as it is the sole economic beneficiary and accounts for its interest in Borgata under the cost method. As of June 30, 2012, the trust had $162 million of cash and investments, of which $135 million is held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within “Prepaid expenses and other.” Distributions received by the trust that do not exceed the Company’s share of earnings are recognized currently in earnings. However, distributions received by the trust that exceed the Company’s share of earnings for such periods are applied to reduce the carrying amount of its investment.  For the three and six months ended June 30, 2012, $3 million and $26 million, respectively were withdrawn from the trust account for the payment of property taxes and interest on the Company’s senior credit facility, as authorized in accordance with the terms of the trust agreement.

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

Fair value measurement.  Fair value measurements affect the Company’s accounting and impairment assessments of its long-lived assets, investments in unconsolidated affiliates, cost method investments, assets acquired and liabilities assumed in an acquisition, goodwill and other intangible assets. Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs. At June 30, 2012, the fair value of the Company’s treasury securities held by the Borgata trust was $135 million, measured using Level 1 inputs. See Note 1 for additional information related to the Borgata trust. When assessing the impairment of its investment in Grand Victoria at June 30, 2012, the Company estimated fair value utilizing “Level 3” inputs. See Note 4 for additional information related to the impairment of the Company’s investment in Grand Victoria.  The Company uses Level 1 inputs for its long-term debt fair value disclosures.

Income tax provision.  The Company recognizes deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences with a future tax benefit to the extent that realization of such benefit is more likely than not.  Otherwise, a valuation allowance is applied. Given the negative impact of the U.S. economy on the results of operations in the past several years and expectations that its recovery will be tempered by certain aspects of the current economic conditions such as weaknesses in employment conditions and the housing market, the Company no longer relies on future domestic operating income in assessing the realization of its domestic deferred tax assets and now relies only on the future reversal of existing domestic taxable temporary differences.  As of June 30, 2012, the scheduled future reversal of existing U.S. federal deductible temporary differences exceeds the scheduled future reversal of existing U.S. federal taxable temporary differences.  Therefore, the Company began recording in the current year a valuation allowance for U.S. federal deferred tax assets in order to account for this excess, resulting in additional tax provision of $69 million and $181 million for the three and six months ended June 30, 2012, respectively.

In June 2012, MGM Grand Paradise reached an agreement with the Macau government to settle the 12% complementary tax that would otherwise be due by its shareholders on distributions of its gaming profits by paying a flat annual payment (“annual fee arrangement”).  Such arrangement covers the years 2007 through 2011 including the distribution that was made in March 2012 (the “covered period”).  Cumulative annual payments of $4 million for the covered period were paid and a corresponding reduction to benefit for income taxes was recorded for the three months and six months ended June 30, 2012.  Shareholders of MGM Grand Paradise are not subject to the complementary tax on distributions they received during the covered period as a result of this arrangement.  Consequently, the Company reversed complementary taxes previously accrued on such distributions in the amount of $63 million, and recorded a corresponding increase to benefit for income taxes for the three months ended June 30, 2012. The increase to benefit for income taxes amounted to $19 million for the six months ended June 30, 2012 because the Company accrued $44 million of complementary taxes in the first quarter of 2012.  MGM Grand Paradise has submitted a request for a five year extension of the annual fee arrangement beyond the covered period which is pending with the Macau government.  If this extension is not granted, MGM China would be subject to complementary taxes on distributions made by MGM Grand Paradise after the covered period.  However, MGM China would not accrue additional complementary tax in 2012 until MGM Grand Paradise (1) no longer has a cumulative deficit in U.S. GAAP pretax earnings, which amounted to $213 million at June 30, 2012, or (2) distributes additional earnings, but would accrue additional complementary tax beginning in 2013 on (1) U.S GAAP earnings accruing after 2012 or (2) distributions of additional earnings.

Recently Issued Accounting Standards.  Certain amendments to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements,” became effective for the Company for fiscal years beginning after December 15, 2011. Such amendments included a consistent definition of fair value, enhanced disclosure requirements for “Level 3” fair value adjustments and other changes to required disclosures.  The Company’s adoption of these amendments did not have a material effect on its financial statements.

In June 2011, ASC 220, “Comprehensive Income,” was amended and became effective for the Company for fiscal years beginning after December 15, 2011.  The Company elected to present a separate statement of comprehensive income which provides each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income.  The Company’s adoption of this amendment did not have a material effect on its financial statements.

In September 2011, ASC 350, “Intangibles-Goodwill and Others,” was amended to simplify the assessment of goodwill impairment and became effective for the Company for fiscal years beginning after December 15, 2011.  The amended guidance allows the Company to do an initial qualitative assessment of relative events and circumstances to determine if fair value of a reporting unit is more likely than not less than its carrying value, prior to performing the two-step quantitative goodwill impairment test.  The Company’s adoption of this amendment did not have a material effect on its financial statements.

In July 2012, ASC 350, “Intangibles-Goodwill and Others,” was amended to simplify the assessment of testing the impairment of indefinite-lived intangible assets other than goodwill and will become effective for the Company for fiscal years beginning after September 15, 2012.  The amended guidance allows the Company to do an initial qualitative assessment to determine whether it is more likely than not that the fair value of its indefinite-lived intangible assets are less than their carrying amounts prior to performing the quantitative indefinite-lived intangible asset impairment test. The Company does not believe the adoption of this amendment will have a material effect on its financial statements.

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

Through the acquisition of its additional 1% interest of MGM China, the Company obtained a controlling interest and was required to consolidate MGM China as of June 3, 2011. Prior to the IPO, the Company held a 50% interest in MGM Grand Paradise, which was accounted for under the equity method as discussed in Note 4. The acquisition of the controlling financial interest was accounted for as a business combination and the Company recognized 100% of the assets, liabilities and noncontrolling interests of MGM China at fair value at the date of acquisition. The fair value of the equity interests of MGM China was determined by the IPO transaction price and equaled approximately $7.5 billion. The carrying value of the Company’s equity method investment was significantly less than its share of the fair value of MGM China at the acquisition date, resulting in a $3.5 billion gain on the acquisition. Under the acquisition method, the fair value was allocated to the assets acquired, liabilities assumed and noncontrolling interests recorded in the transaction. The following table sets forth the allocation at June 3, 2011 (in thousands):

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

Gaming subconcession.  Pursuant to the agreement dated June 19, 2004 between MGM Grand Paradise and Sociedade de Jogos de Macau, S.A. (“SJM”), a gaming subconcession was acquired by MGM Grand Paradise for the right to operate casino games of chance and other casino games for a period of 15 years commencing on April 20, 2005. The Company cannot provide any assurance that the gaming subconcession will be extended beyond the original terms of the agreement; however, management believes that the gaming subconcession will be extended, given that the land concession agreement with the government extends significantly beyond the gaming subconcession. In addition, management believes that the fair value of MGM China reflected in the IPO pricing suggests that market participants have assumed the gaming subconcession will be extended beyond its initial term. As such, the Company is amortizing the gaming subconcession intangible asset on a straight-line basis over the initial term of the land concession through April 6, 2031.

Land concession.  MGM Grand Paradise entered into a contract with the Macau government to use the land under MGM Macau commencing from April 6, 2006.  The land use right has an initial term through April 6, 2031, subject to renewal for additional periods. The land concession intangible asset is amortized on a straight-line basis over the remaining initial contractual term.

Customer lists. The Company recognized an intangible asset related to customer lists, which is amortized on an accelerated basis over its estimated useful life of five years.

Gaming promoter relationships.  The Company recognized an intangible asset related to its relationships with gaming promoters, which is amortized on a straight-line basis over its estimated useful life of four years.

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

Income generated from gaming operations of MGM Grand Paradise is exempted from Macau’s 12% complementary tax for the five-year period ending December 31, 2016 pursuant to approval from the Macau government granted on September 22, 2011.  The exemption from the Macau 12% complementary tax on gaming profits does not apply to dividend distributions of such profits to MGM China, its sole shareholder.  However, in June 2012, MGM Grand Paradise reached an agreement with the Macau government to settle the 12% complementary tax that would otherwise be due by its shareholders (including MGM China) on distributions of its gaming profits by paying a flat annual payment. Such agreement covers the years 2007 through 2011, including the distribution made during the first quarter of 2012. MGM China is still subject to the 12% complementary tax on dividend distributions after the covered period.  See Note 2 for further discussion of the complementary tax.

Non-gaming operations remain subject to the complementary tax.  At June 3, 2011 MGM Grand Paradise had a complementary tax net operating loss carryforward of $490 million resulting from non-gaming operations that will expire if not utilized against non-gaming income in years 2011 through 2013. The Macanese net operating loss carryforwards are fully offset by valuation allowance.

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

Consolidated results.  MGM China’s consolidated results beginning as of June 3, 2011 are presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Net revenues	$709,296	$192,984	$1,411,386	$192,984
Operating income	90,215	19,448	158,342	19,448
Net income	139,658	15,515	160,282	15,515

Pro forma information. The operating results for MGM China and its subsidiaries are included in the accompanying consolidated statements of income from the date of acquisition.  The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company’s acquisition of its controlling financial interest had occurred as of January 1, 2011 and does not include the $3.5 billion gain recognized by the Company on the acquisition:

Six Months Ended
June 30,
2011
(In thousands, except per share data)
Net revenues	$4,389,867
Operating income	348,507
Net loss	(158,649)
Net loss attributable to MGM Resorts International	(208,879)

Loss per share of common stock attributable to MGM Resorts International:

Basic	$(0.43)
Diluted	$(0.43)

The pro forma information for the six months ended June 30, 2011 disclosed in the table above reflects adjustments to correct the amounts previously presented, primarily to include additional depreciation and amortization of $128 million related to purchase accounting entries.  These adjustments have no impact on the Company’s consolidated balance sheet or statement of operations, and the Company does not believe the adjustments to the pro forma footnote presentation are material to the consolidated financial statements.

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates include:

	June 30,	December 31,
	2012	2011
	(In thousands)
CityCenter Holdings, LLC — CityCenter (50%)	$1,282,456	$1,332,299
Elgin Riverboat Resort—Riverboat Casino — Grand Victoria (50%)	205,000	292,094
Other	11,408	11,179
	$1,498,864	$1,635,572

The Company recorded its share of the net income (loss) of unconsolidated affiliates including recognition of amortized basis differences as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Income (loss) from unconsolidated affiliates	$5,986	$32,027	$(7,323)	$95,370
Non-operating items from unconsolidated affiliates	(20,836)	(28,002)	(47,702)	(68,292)
	$(14,850)	$4,025	$(55,025)	$27,078

Grand Victoria

At June 30, 2012, the Company reviewed the carrying value of its Grand Victoria investment for impairment due to a decrease in operating results at the property and the loss of market share as a result of the opening of a new river boat casino in the Illinois market, as well as a decrease in forecasted cash flows for 2013 through 2015.  Management used a discounted cash flow analysis to determine the estimated fair value from a market participant’s point of view.  Key assumptions included in the analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 2% and a discount rate of 10.5%.  As a result of the discounted cash flow analysis, management determined that it was necessary to record an other-than-temporary impairment charge of $85 million based on an estimated fair value of $205 million for the Company’s 50% interest.  The Company intends to, and believes it will be able to, retain its investment in Grand Victoria; however, due to the extent of the shortfall and the Company’s assessment of the uncertainty of fully recovering its investment, the Company has determined that the impairment was other-than-temporary.

Silver Legacy

Silver Legacy had approximately $143 million of outstanding senior secured notes that were due in March 2012.  Silver Legacy did not repay its notes at maturity and filed for Chapter 11 bankruptcy protection in May 2012. These notes are non-recourse to the Company.  The Company recorded an other-than-temporary impairment charge at December 31, 2011 which decreased the carrying value of its investment to zero. The Company also ceased applying the equity method for its investment in Silver Legacy and will not provide for additional losses until its share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.

MGM Macau

As discussed in Note 3, the Company obtained a controlling financial interest in MGM China as of June 3, 2011 and therefore was required to consolidate MGM China beginning on that date. Prior thereto, the Company’s investment in MGM Grand Paradise was accounted for under the equity method.

CityCenter

CityCenter summary financial information.  Summarized balance sheet information of the CityCenter joint venture is as follows:

	June 30,	December 31,
	2012	2011
	(In thousands)
Current assets	$357,642	$393,140
Property and other long-term assets, net	8,897,369	9,068,790
Current liabilities	369,306	375,870
Long-term debt and other liabilities	2,480,808	2,491,166
Equity	6,404,897	6,594,894

Summary results of operations for CityCenter are provided below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Net revenues	$290,145	$281,281	$529,062	$552,904
Operating expenses	(313,129)	(371,034)	(613,503)	(679,549)
Operating loss	(22,984)	(89,753)	(84,441)	(126,645)
Non-operating expense	(64,081)	(66,216)	(139,459)	(154,351)
Net loss	$(87,065)	$(155,969)	$(223,900)	$(280,996)

February 2012 senior secured notes.  In February 2012, CityCenter issued $240 million in aggregate principal amount of its 7.625% senior secured first lien notes due 2016 in a private placement.

March 2012 amended and restated credit agreement.  In March 2012, CityCenter entered into a second amendment and restatement of its senior credit facility.  The loans outstanding under the prior credit agreement were repaid in full.  No loans were outstanding under the amended credit agreement at June 30, 2012. The amended CityCenter credit facility consists of a $75 million revolving facility which matures January 21, 2015, and loans that will bear interest at a base rate (as defined) plus 4%, or in the case of Eurodollar loans, at the Eurodollar rate (as defined) plus 5%. The amended credit agreement contains covenants that, among other things, restricts CityCenter from incurring additional indebtedness, making distributions to equity interests, selling assets and entering into certain transfers. In addition, CityCenter is required to maintain specified minimum trailing twelve month EBITDA (as defined in the agreement governing its credit facility) levels.

2011 Residential inventory impairment.  CityCenter is required to carry its residential inventory at the lower of its carrying value or fair value less costs to sell. Fair value of the residential inventory is determined using a discounted cash flow analysis based on management’s current expectations of future cash flows. The key inputs in the discounted cash flow analysis include estimated sales prices, the absorption rate over the sell-out period, and the discount rate.  CityCenter recorded a $53 million impairment charge in the second quarter of 2011.  The Company recognized 50% of such impairment charge, resulting in a pre-tax charge of approximately $26 million.

NOTE 5 — LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,	December 31,
	2012	2011
	(In thousands)
Senior credit facility:
$819.9 million ($1,834 million at December 31, 2011) term loans, net	$780,433	$1,728,510
Revolving loans	450,000	1,462,000
MGM Grand Paradise credit facility	553,021	552,312
$534.7 million 6.75% senior notes, due 2012	534,650	534,650
$462.2 million 6.75% senior notes, due 2013	462,226	462,226
$150 million 7.625% senior subordinated debentures, due 2013, net	151,020	151,483
$750 million 13% senior secured notes, due 2013, net	732,062	726,333
$508.9 million 5.875% senior notes, due 2014, net	508,385	508,231
$650 million 10.375% senior secured notes, due 2014, net	641,933	640,051
$875 million 6.625% senior notes, due 2015, net	876,925	877,208
$1,450 million 4.25% convertible senior notes, due 2015, net	1,463,048	1,465,287
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$500 million 10% senior notes, due 2016, net	495,704	495,317
$743 million 7.625% senior notes, due 2017	743,000	743,000
$850 million 11.125% senior secured notes, due 2017, net	833,338	832,245
$475 million 11.375% senior notes, due 2018, net	465,506	464,928
$850 million 8.625% senior notes, due 2019	850,000	—
$845 million 9% senior secured notes, due 2020	845,000	845,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	—
$0.6 million 7% debentures, due 2036, net	572	572
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	256	900
	13,366,993	13,470,167
Less: Current portion	(141,674)	—
	$13,225,319	$13,470,167

As of June 30, 2012, a portion of the principal amount of senior notes due within one year of the balance sheet date is classified as short-term because the amount due exceeds available borrowings under the senior credit facility.  Amounts outstanding under the MGM Grand Paradise credit facility were classified as long-term as MGM Grand Paradise has both the intent and ability to repay scheduled amortization payments under the term loan due within one year of the balance sheet date with available borrowings under its revolving credit facility.

Senior credit facility. The Company’s senior credit facility was amended and restated in February 2012, and loans and revolving commitments aggregating approximately $1.8 billion (the “extending loans”) were extended to February 2015.  In accordance with the amendment, the Company repaid $409 million of outstanding loans to extending lenders. In March 2012, an additional $24 million in term loans were extended and the Company repaid the remaining non-extending term loans. At June 30, 2012, the senior credit facility consisted of approximately $820 million in term loans and a $1.3 billion revolver ($360 million of which has not been extended and matures in February 2014) and had approximately $855 million of available borrowing capacity.  In connection with the amendment and subsequent repayment of the non-extending loans, the Company recorded a loss on early retirement of debt of $59 million related to previously recorded discounts and certain debt issuance costs.

As of December 31, 2011, interest on the senior credit facility was based on a LIBOR margin of 5.00%, with a LIBOR floor of 2.00%, and a base rate margin of 4.00%, with a base rate floor of 4.00%. The non-extended revolving loans continue to be subject to this pricing. Interest on the extending loans is subject to a LIBOR floor of 1% and a pricing grid based upon collateral coverage levels. The interest rate on extending loans was 5% at June 30, 2012. Interest on non-extending revolving loans remains at 7%. The weighted average interest rate on outstanding borrowings under the senior credit facility at June 30, 2012 and December 31, 2011 was 5.2% and 7.0%, respectively.

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

At June 30, 2012, the Company is required to maintain a minimum trailing twelve month consolidated EBITDA (as defined in the agreement governing its senior credit facility) of $1.2 billion for each of the quarters of 2012, increasing to $1.25 billion at March 31, 2013, to $1.3 billion at June 30, 2013, and to $1.4 billion at March 31, 2014. EBITDA for the trailing twelve months ended June 30, 2012 calculated in accordance with the terms of the senior credit facility was $1.3 billion.  Additionally, the Company and its restricted subsidiaries are limited to $500 million of annual capital expenditures (as defined) during 2012; the Company was in compliance with the maximum capital expenditures covenants at June 30, 2012.

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

MGM Grand Paradise credit facility. MGM Grand Paradise’s credit facility is comprised of approximately $553 million in term loans and a $400 million revolving loan.  The outstanding balance of MGM Grand Paradise’s credit facility at June 30, 2012 is comprised solely of term loans.  Scheduled amortization on the term loans begins in July 2012 with a lump sum payment of approximately $276 million upon final maturity in July 2015.  The revolving loan may be redrawn, but is required to be repaid in full on the last date of the respective term loan, no later than July 2015.  Interest on the term loan facility is based on HIBOR plus a margin ranging between 3% and 4.5%, based on MGM Grand Paradise’s adjusted leverage ratio, as defined in its credit facility agreement.  Interest on the revolving facility can be denominated in either Hong Kong dollars or U.S. dollars and is based on the same margin range, plus HIBOR or LIBOR, as appropriate.  As of June 30, 2012, the credit facility is denominated entirely in Hong Kong dollars and interest is based on a margin of 3%, plus HIBOR. Substantially all of the assets of MGM Grand Paradise serve as collateral for the MGM Grand Paradise credit facility, which is guaranteed by MGM China and certain of its direct and indirect subsidiaries.

At June 30, 2012, MGM Grand Paradise was required to maintain a specified adjusted leverage ratio, as defined, at the end of each quarter while the loans are outstanding. The adjusted leverage ratio is required to be no greater than 3.50 to 1.00. In addition, MGM Grand Paradise is required to maintain a debt service coverage ratio (as defined in the agreement governing its credit facility) of no less than 1.50 to 1.00 at each quarter end. At June 30, 2012, MGM Grand Paradise was in compliance with its adjusted leverage ratio and debt service coverage ratio.

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

Substantially all of the assets of New York-New York serve as collateral for the Company’s 13% senior secured notes due 2013, substantially all of the assets of Bellagio and The Mirage serve as collateral for the Company’s 10.375% senior secured notes due 2014 and the 11.125% senior secured notes due 2017 and substantially all of the assets of MGM Grand serve as collateral for the Company’s 9.00% senior secured notes due 2020. Upon the issuance of the 10.375%, 11.125% and 9.00% notes, the holders of the Company’s 13% senior secured notes due 2013 obtained an equal and ratable lien in all collateral securing these notes.  In addition, the holders of the Company’s 13% senior secured notes obtained an equal and ratable lien in the Beau Rivage collateral upon the issuance of such collateral.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at June 30, 2012 was approximately $14.1 billion.  At December 31, 2011, the estimated fair value of the Company’s long-term debt was approximately $13.7 billion. Fair value was estimated using quoted market prices for the Company’s senior notes, senior subordinated notes and senior credit facility.  Carrying value of the MGM Grand Paradise credit facility approximates fair value.

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

As of June 30, 2012, the Company has funded $670 million under the completion guarantee. The Company has recorded a receivable from CityCenter of $101 million related to these amounts, which represents amounts reimbursable to the Company from CityCenter from future residential proceeds. The Company has a remaining estimated net obligation under the completion guarantee of $18 million which includes estimated litigation costs related to the resolution of disputes with contractors as to the final construction costs and estimated amounts to be paid to contractors through the legal process related to the Perini litigation. The Company’s accrual also reflects certain estimated offsets to the amounts claimed by the contractors.  CityCenter has reached settlement agreements with all but seven of Perini’s first-tier subcontractors.  However, significant disputes remain with the general contractor and the remaining subcontractors.  Amounts claimed by such parties exceed amounts included in the Company’s completion guarantee accrual by approximately $189 million, as such amounts exceed the Company’s best estimate of its liability. Moreover, the Company has not accrued for any contingent payments to CityCenter related to the Harmon Hotel & Spa component, which will not be completed using the building as it now stands.

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

On November 22, 2011, the Building Division informed CityCenter by letter that “[b]ased on the information provided to Clark County Development Services including but not limited to the Weidlinger & Associates Letter of August 11, 2011 and subsequent conversations, it is required that MGM Resorts submit a plan abating the code deficiencies discovered in the Harmon Tower.”  CityCenter made a motion to the court presiding over the Perini litigation for permission to proceed with the demolition of the Harmon in advance of the conclusion of the litigation.  The hearing on that motion, which Perini and its Harmon-related subcontractors oppose, commenced on March 12, 2012.  After several days of testimony, the hearing was continued and scheduled to reconvene in July 2012, after the completion of further related proceedings, due to the scope of legal issues presented at the hearing.  On July 16, 2012 the hearing resumed, and after several additional days of testimony, on July 19, 2012 the court ruled that an adequate opportunity for investigation and observation of the Harmon had occurred, and granted CityCenter’s motion to demolish the Harmon with two conditions.  First, the court indicated it would approve a subcontractor’s application for additional nondestructive and destructive testing filed within 10 days of the order.  Second, the court stated that the following jury instruction would be given if demolition had occurred at the time of trial:  “CityCenter has made a business decision to demolish the Harmon.  The mere fact that the Harmon has been demolished is not evidence of any nonconformance with code or plans.  It is not evidence of any constructional defect or any safety issues at the Harmon.  You are to make all decisions in this case based upon the evidence presented here in court.”  At the conclusion of the evidentiary hearing the court ruled that due to his method of selecting certain test locations, statistically extrapolated data derived from those test locations would be inappropriate to present to the jury as the basis for the opinion of CityCenter’s structural engineer about certain defects at the Harmon.  Accordingly, CityCenter will make an application to the court for permission to conduct additional destructive testing at the Harmon prior to its demolition.

CityCenter also resubmitted the plan of abatement action prepared by LVI which was submitted on August 15, 2011, and applied to the Building Division for appropriate demolition permits and approvals.  Those applications are pending.

The Company does not believe it would be responsible for funding under the completion guarantee any additional remediation efforts that might be required with respect to the Harmon; however, the Company’s view is based on a number of developing factors, including with respect to on-going litigation with CityCenter’s contractors, actions by local officials and other developments related to the CityCenter venture, that are subject to change. CityCenter’s revolving credit facility provides that certain demolition or repair expenses may be funded only from (i) Member contributions designated for demolition of the Harmon, (ii) the proceeds of certain specified extraordinary receipts (which include any proceeds from the Perini litigation) or (iii) cash or cash equivalents in an amount not to exceed $30 million in the aggregate. Based on current estimates, which are subject to change, the Company believes the demolition of the Harmon would cost approximately $31 million.

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

The CityCenter Owners and the other defendants dispute Perini’s allegations, and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to CityCenter, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon, property damage and Perini’s failure to perform its obligations to pay certain subcontractors and to prevent filing of liens against CityCenter.  Parallel to the court litigation, CityCenter management conducted an extra-judicial program for settlement of CityCenter subcontractor claims.  CityCenter has resolved the claims of 215 first-tier Perini subcontractors (including the claims of any lower-tier subcontractors that might have claims through those first-tier subcontractors), with only seven remaining for further proceedings along with trial of Perini’s claims and CityCenter’s Harmon-related counterclaim and other claims by CityCenter against Perini and its parent guarantor, Tutor Perini.  Three of the remaining subcontractors are implicated in the defective work at the Harmon.  In June 2012, Perini recorded an amended notice of lien reducing its lien to approximately $240 million.  On July 3, 2012, CityCenter served Perini with a demand supported by the necessary paperwork requesting that Perini reduce its lien by an additional $33 million for a revised lien of $207 million, and Perini has stated in a court filing that it intends to make the requested reduction.  In addition to this anticipated reduction, CityCenter believes it may be entitled to a further lien reduction of approximately $13 million (for a revised lien amount of $195 million, including certain liens not related to Perini’s lien) based on a partial payment to subcontractor Fisk Electric once the Company has provided the court and Perini with the required information.

Perini made a motion for partial summary judgment as to the validity and enforceability of its mechanic’s lien.  After hearing on the motion, on July 9, 2012 the court granted Perini’s motion.  The court ruled that Perini’s notice of lien and the amended notices of lien recorded constitute a valid and enforceable mechanic’s lien “subject to at some point a determination of the amount of the lien and whether the lien is frivolous, overstated, or an appropriate setoff is due as a result of the counterclaims that CityCenter has made in this litigation.”

The court has set a new trial date of June 24, 2013 for the consolidated action involving the claims of Perini, the remaining Perini subcontractors and any related third parties, and CityCenter’s counterclaim against Perini and other parties for defective construction of the Harmon and other nonconforming work, and also amended other significant pre-trial dates.  Discovery is in process.  The CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the Perini lawsuit. The Company believes that a loss with respect to Perini’s punitive damages claim is neither probable nor reasonably possible.  Please refer to the disclosure above for further discussion on the Company’s completion guarantee obligation which may be impacted by the outcome of the above litigation and the joint venture’s extra-judicial settlement process.

Sales and use tax on complimentary meals.  In March 2008, the Nevada Supreme Court ruled, in a case involving another gaming company, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from use tax.  The Company had previously paid use tax on these items and has generally filed for refunds for the periods from January 2001 to February 2008 related to this matter. The Company is claiming the exemption on sales and use tax returns for periods after February 2008 in light of this Nevada Supreme Court decision and has not accrued or paid any sales or use tax for those periods.  In February 2012, the Nevada Department of Taxation asserted that customer complimentary meals and employee meals are subject to sales tax on a prospective basis commencing February 15, 2012.  In July 2012, the Nevada Department of Taxation announced that sales taxes applicable to such meals are due and payable without penalty or interest at the earlier of certain regulatory, judicial or legislative events or June 30, 2013.  The Nevada Department of Taxation position stems from a Nevada Tax Commission decision concerning another gaming company which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The other gaming company filed in Clark County District Court a petition for judicial review of the Nevada Tax Commission decision. The Company disagrees with the Nevada Department of Taxation assertions.  Based on an analysis of the facts and circumstances as of the date of these financial statements, the Company does not believe it is probable it will incur a liability with respect to such assertions.  Any reasonably possible range of loss would not be material to the Company’s financial statements as of June 30, 2012.

Other guarantees.  The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions.  The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit.  At June 30, 2012, the Company had provided $37 million of total letters of credit.  In addition, MGM China guarantees approximately $39 million of debt under the MGM Grand Paradise credit facility.

Other litigation.  The Company is a party to various other legal proceedings, most of which relate to routine matters incidental to its business.  Management does not believe that the outcome of such other proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 7 — INCOME (LOSS) PER SHARE OF COMMON STOCK

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted income (loss) per share consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Numerator:
Net income (loss) attributable to MGM Resorts International - basic	$(145,452)	$3,441,985	$(362,705)	$3,352,114
Interest on convertible debt, net of tax	—	9,054	—	17,902
Net income (loss) attributable to MGM Resorts International - diluted	$(145,452)	$3,451,039	$(362,705)	$3,370,016

Denominator:
Weighted-average common shares outstanding - basic	488,931	488,609	488,896	488,574
Potential dilution from share-based awards	—	1,891	—	1,962
Potential dilution from assumed conversion of convertible debt	—	64,390	—	63,154
Weighted-average common and common equivalent shares - diluted	488,931	554,890	488,896	553,690
Anti-dilutive share-based awards excluded from the calculation of diluted earnings per share	23,942	18,004	23,942	18,224

NOTE 8 — STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

Noncontrolling interests.  As discussed in Note 3, the Company became the controlling shareholder of MGM China and began consolidating the financial position of MGM China in its financial statements as of June 3, 2011. The noncontrolling interests in MGM China and other minor subsidiaries are presented as a separate component of stockholders’ equity in the Company’s consolidated balance sheets and the net income attributable to noncontrolling interests is presented on the Company’s consolidated statements of operations.

MGM China dividend.  MGM China paid an approximately $400 million dividend in March 2012, of which approximately $204 million remained within the consolidated entity and approximately $196 million was distributed to noncontrolling interests.

Supplemental equity information.  The following table presents the Company’s changes in stockholders’ equity for the six months ended June 30, 2012:

	MGM Resorts
	International		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interests	Equity
	(In thousands)
Balances, January 1, 2012	$6,086,578	$3,795,644	$9,882,222
Net income (loss)	(362,705)	88,964	(273,741)
Currency translation adjustment	5,068	4,933	10,001
Stock-based compensation	21,531	1,320	22,851
Change in excess tax benefit from stock-based compensation	(24,020)	—	(24,020)
Issuance of common stock pursuant to stock-based compensation awards	(667)	—	(667)
Cash distributions to noncontrolling interest owners	—	(204,439)	(204,439)
Balances, June 30, 2012	$5,725,785	$3,686,422	$9,412,207

NOTE 9 — STOCK-BASED COMPENSATION

2005 Omnibus Incentive Plan. As of June 30, 2012, the Company had an aggregate of approximately 15 million shares of common stock available for grant as share-based awards under the Company’s omnibus incentive plan (“Omnibus Plan”).  A summary of activity under the Company’s share-based payment plans for the six months ended June 30, 2012 is presented below:

Stock options and stock appreciation rights (“SARs”)

		Weighted
		Average
	Shares	Exercise
	(000’s)	Price
Outstanding at January 1, 2012	30,320	$20.18
Granted	258	12.33
Exercised	(807)	12.32
Forfeited or expired	(7,033)	34.00
Outstanding at June 30, 2012	22,738	16.09
Exercisable at June 30, 2012	13,771	19.38

Restricted Stock Units (“RSUs”)

		Weighted
		Average
	Shares	Grant-Date
	(000’s)	Fair Value
Nonvested at January 1, 2012	1,181	$11.15
Granted	109	10.82
Vested	(62)	18.83
Forfeited	(24)	13.06
Nonvested at June 30, 2012	1,204	10.69

MGM China Share Option Plan. As of June 30, 2012, MGM China had an aggregate of approximately 1.1 billion shares of options available for grant as share-based awards (“MGM China Plan”). A summary of activity under the MGM China Plan for the six months ended June 30, 2012 is presented below:

Stock options

		Weighted
		Average
	Shares	Exercise
	(000’s)	Price
Outstanding at January 1, 2012	19,260	$1.99
Granted	955	1.78
Forfeited or expired	(880)	2.01
Outstanding at June 30, 2012	19,335	1.98
Exercisable at June 30, 2012	4,078	2.01

Recognition of compensation cost. Compensation cost for both the Omnibus Plan and MGM China Plan was recognized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Compensation cost
Stock options and SARs	$6,130	$5,789	$12,480	$11,656
RSUs	3,633	4,152	7,676	8,758
MGM China Plan	1,424	401	2,695	401
Total compensation cost	11,187	10,342	22,851	20,815
Less: CityCenter reimbursed costs	(995)	(946)	(2,055)	(2,209)
Compensation cost recognized as expense	10,192	9,396	20,796	18,606
Less: Related tax benefit	36	(3,132)	(417)	(6,337)
Compensation expense, net of tax benefit	$10,228	$6,264	$20,379	$12,269

NOTE 10 — PROPERTY TRANSACTIONS, NET

Property transactions, net includes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Grand Victoria investment impairment charge	$85,009	$—	$85,009	$—
Other property transactions, net	5,458	900	6,375	991
	$90,467	$900	$91,384	$991

See Note 4 for discussion of the Grand Victoria investment impairment charge.  Other property transactions for the three and six months ended June 30, 2012 and 2011 include miscellaneous asset disposals and demolition costs.

NOTE 11 — SEGMENT INFORMATION

The Company’s management views each of its casino resorts as an operating segment.  Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure.  The Company’s principal operating activities occur in two geographic regions: the United States and Macau S.A.R.  The Company has aggregated its operations into two reportable segments based on the similar characteristics of the operating segments within the regions in which they operate: wholly owned domestic resorts and MGM China. The Company’s operations related to investments in unconsolidated affiliates, MGM Hospitality, and certain other corporate and management operations have not been identified as separate reportable segments; therefore, these operations are included in “corporate and other” in the following segment disclosures to reconcile to consolidated results.

The Company’s management utilizes Adjusted Property EBITDA as the primary profit measure for its reportable segments. Adjusted Property EBITDA is a non-GAAP measure defined as Adjusted EBITDA before corporate expense and stock compensation expense related to the MGM Resorts stock option plan, which are not allocated to the reportable segments. MGM China recognizes stock compensation expense related to its stock compensation plan which is included in the calculation of Adjusted Property EBITDA for MGM China. Adjusted EBITDA is a non-GAAP measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net and the gain on the MGM China transaction.

The following table presents the Company’s segment information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Net Revenues:
Wholly owned domestic resorts	$1,505,228	$1,505,308	$2,984,826	$2,911,738
MGM China	709,296	192,984	1,411,386	192,984
Reportable segment net revenues	2,214,524	1,698,292	4,396,212	3,104,722
Corporate and other	109,241	107,693	215,143	214,114
	$2,323,765	$1,805,985	$4,611,355	$3,318,836
Adjusted EBITDA:
Wholly owned domestic resorts	$345,158	$331,386	$666,130	$631,348
MGM China	186,560	46,422	351,081	46,422
Reportable segment
Adjusted Property EBITDA	531,718	377,808	1,017,211	677,770
Corporate and other	(30,233)	(12,002)	(85,394)	10,229
	501,485	365,806	931,817	687,999
Other operating income (expense):
Preopening and start-up expenses	—	316	—	316
Property transactions, net	(90,467)	(900)	(91,384)	(991)
Gain on MGM China transaction	—	3,496,005	—	3,496,005
Depreciation and amortization	(235,643)	(177,467)	(472,452)	(329,864)
Operating income	175,375	3,683,760	367,981	3,853,465
Non-operating income (expense):
Interest expense	(276,323)	(270,224)	(560,665)	(540,138)
Non-operating items from unconsolidated affiliates	(20,836)	(28,002)	(47,702)	(68,292)
Other, net	46	(13,017)	(57,530)	(16,972)
	(297,113)	(311,243)	(665,897)	(625,402)
Income (loss) before income taxes	(121,738)	3,372,517	(297,916)	3,228,063
Benefit for income taxes	51,304	78,174	24,175	132,757
Net income (loss)	(70,434)	3,450,691	(273,741)	3,360,820
Less: Net income attributable to noncontrolling interests	(75,018)	(8,706)	(88,964)	(8,706)
Net income (loss) attributable to MGM Resorts International	$(145,452)	$3,441,985	$(362,705)	$3,352,114

NOTE 12 — RELATED PARTY TRANSACTIONS

MGM China.  In connection with the MGM China IPO, MGM Branding and Development Holdings, Ltd., (together with its subsidiary MGM Development Services, Ltd. “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Pansy Ho indirectly holds a noncontrolling interest, entered into a brand license agreement with MGM China.  MGM China pays a license fee to MGM Branding and Development equal to 1.75% of MGM China’s consolidated net revenue, subject to an annual cap of $30 million in 2012, increasing by 20% per annum for each subsequent calendar year during the term of the agreement. In the three and six months ended June 30, 2012 total license fees of $12 million and $25 million, respectively, were incurred by MGM China. Such amounts have been eliminated in consolidation.

MGM China also entered into a development services agreement with MGM Branding and Development to provide certain development services to MGM China in connection with future expansion of existing projects and development of future resort gaming projects. Such services are subject to a development fee which is calculated separately for each resort casino property upon commencement of development. For each such property, the fee is 2.625% of project costs, to be paid in installments as certain benchmarks are achieved. Project costs are the total costs incurred for the design, development and construction of the casino, casino hotel, integrated resort and other related sites associated with each project, including costs of construction, fixtures and fittings, signage, gaming and other supplies and equipment and all costs associated with the opening of the business to be conducted at each project but excluding the cost of land and gaming concessions and financing costs. The development fee is subject to an annual cap of $20 million per annum for the initial financial year for each property, which amount shall increase by 10% per annum for each succeeding financial year during the term of the agreement. In the three and six months ended June 30, 2012, MGM China incurred $6 million of fees to MGM Branding and Development related to development services. Such amount is eliminated in consolidation.

NOTE 13 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s domestic subsidiaries, excluding certain minor subsidiaries, MGM Grand Detroit, LLC and its subsidiaries and its domestic insurance subsidiaries, have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes, senior secured notes and the senior subordinated notes.  The Company’s international subsidiaries, including MGM China, are not guarantors of such indebtedness. The Company has corrected certain prior year amounts in the current year’s presentation for prior periods to properly reflect the allocations of income tax and presentation of intercompany balances between the parent and the subsidiaries as required by Regulation S-X, Rule 3-10. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of June 30, 2012 and December 31, 2011 and for the three and six month periods ended June 30, 2012 and 2011 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At June 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$653,500	$917,664	$1,106,253	$—	$2,677,417
Property and equipment, net	—	13,500,642	1,294,507	(11,972)	14,783,177
Investments in subsidiaries	24,054,314	7,842,093	—	(31,896,407)	—
Investments in and advances to unconsolidated affiliates	—	1,498,864	—	—	1,498,864
Other non-current assets	260,272	545,396	7,497,882	—	8,303,550
	$24,968,086	$24,304,659	$9,898,642	$(31,908,379)	$27,263,008

Current liabilities	$447,288	$933,415	$548,681	$—	$1,929,384
Intercompany accounts	637,681	(725,645)	87,964	—	—
Deferred income taxes	2,264,532	—	249,308	—	2,513,840
Long-term debt	12,066,185	156,113	1,003,021	—	13,225,319
Other long-term obligations	140,193	41,458	607	—	182,258
Total liabilities	15,555,879	405,341	1,889,581	—	17,850,801
MGM Resorts stockholders’ equity	9,412,207	23,899,318	4,322,639	(31,908,379)	5,725,785
Noncontrolling interests	—	—	3,686,422	—	3,686,422
Total stockholders’ equity	9,412,207	23,899,318	8,009,061	(31,908,379)	9,412,207
	$24,968,086	$24,304,659	$9,898,642	$(31,908,379)	$27,263,008

	At December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$889,749	$968,928	$954,043	$—	$2,812,720
Property and equipment, net	—	13,567,922	1,310,694	(11,972)	14,866,644
Investments in subsidiaries	24,022,470	7,930,882	—	(31,953,352)	—
Investments in and advances to unconsolidated affiliates	—	1,635,572	—	—	1,635,572
Other non-current assets	256,171	541,081	7,654,088	—	8,451,340
	$25,168,390	$24,644,385	$9,918,825	$(31,965,324)	$27,766,276
Current liabilities	$280,233	$947,341	$517,190	$—	$1,744,764
Intercompany accounts	334,454	(377,756)	43,302	—	—
Deferred income taxes	2,237,628	—	264,468	—	2,502,096
Long-term debt	12,310,634	157,221	1,002,312	—	13,470,167
Other long-term obligations	123,219	43,300	508	—	167,027
Total liabilities	15,286,168	770,106	1,827,780	—	17,884,054
MGM Resorts stockholders’ equity	9,882,222	23,874,279	4,295,401	(31,965,324)	6,086,578
Noncontrolling interests	—	—	3,795,644	—	3,795,644
Total stockholders’ equity	9,882,222	23,874,279	8,091,045	(31,965,324)	9,882,222
	$25,168,390	$24,644,385	$9,918,825	$(31,965,324)	$27,766,276

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,472,301	$851,464	$—	$2,323,765
Equity in subsidiaries’ earnings	125,491	81,514	—	(207,005)	—
Expenses:
Casino and hotel operations	1,516	916,429	558,303	—	1,476,248
General and administrative	995	256,741	51,742	—	309,478
Corporate expense	14,678	27,571	291	—	42,540
Property transactions, net	—	88,120	2,347	—	90,467
Depreciation and amortization	—	130,705	104,938	—	235,643
	17,189	1,419,566	717,621	—	2,154,376
Income (loss) from unconsolidated affiliates	—	6,062	(76)	—	5,986
Operating income (loss)	108,302	140,311	133,767	(207,005)	175,375
Interest expense	(261,601)	(2,747)	(11,975)	—	(276,323)
Other, net	13,942	(14,508)	(20,224)	—	(20,790)
Income (loss) before income taxes	(139,357)	123,056	101,568	(207,005)	(121,738)
Benefit (provision) for income taxes	(6,095)	(677)	58,076	—	51,304
Net income (loss)	(145,452)	122,379	159,644	(207,005)	(70,434)
Less: net income attributable to noncontrolling interests	—	—	(75,018)	—	(75,018)
Net income (loss) attributable to MGM Resorts International	$(145,452)	$122,379	$84,626	$(207,005)	$(145,452)
Net income (loss)	$(145,452)	$122,379	$159,644	$(207,005)	$(70,434)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	8,313	—	8,313
Other comprehensive income	—	—	8,313	—	8,313
Comprehensive income (loss)	(145,452)	122,379	167,957	(207,005)	(62,121)
Less: comprehensive income attributable to noncontrolling interests	—	—	(79,122)	—	(79,122)
Comprehensive income (loss) attributable to MGM Resorts International	$(145,452)	$122,379	$88,835	$(207,005)	$(141,243)

	Six Months Ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$2,906,836	$1,704,519	$—	$4,611,355
Equity in subsidiaries’ earnings	227,723	111,831	—	(339,554)	—
Expenses:
Casino and hotel operations	4,243	1,828,523	1,141,882	—	2,974,648
General and administrative	3,830	506,541	102,396	—	612,767
Corporate expense	32,329	52,031	440	—	84,800
Property transactions, net	—	89,037	2,347	—	91,384
Depreciation and amortization	—	261,185	211,267	—	472,452
	40,402	2,737,317	1,458,332	—	4,236,051
Loss from unconsolidated affiliates	—	(7,212)	(111)	—	(7,323)
Operating income (loss)	187,321	274,138	246,076	(339,554)	367,981
Interest expense	(529,909)	(5,508)	(25,248)	—	(560,665)
Other, net	(30,715)	(46,739)	(27,778)	—	(105,232)
Income (loss) before income taxes	(373,303)	221,891	193,050	(339,554)	(297,916)
Benefit (provision) for income taxes	10,598	(973)	14,550	—	24,175
Net income (loss)	(362,705)	220,918	207,600	(339,554)	(273,741)
Less: net income attributable to noncontrolling interests	—	—	(88,964)	—	(88,964)
Net income (loss) attributable to MGM Resorts International	$(362,705)	$220,918	$118,636	$(339,554)	$(362,705)
Net income (loss)	$(362,705)	$220,918	$207,600	$(339,554)	$(273,741)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	10,001	—	10,001
Other comprehensive income	—	—	10,001	—	10,001
Comprehensive income (loss)	(362,705)	220,918	217,601	(339,554)	(263,740)
Less: comprehensive income attributable to noncontrolling interests	—	—	(93,897)	—	(93,897)
Comprehensive income (loss) attributable to MGM Resorts International	$(362,705)	$220,918	$123,704	$(339,554)	$(357,637)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(428,840)	$504,262	$436,834	$—	$512,256
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(190,895)	(31,044)	5,709	(216,230)
Investments in and advances to unconsolidated affiliates	(25,000)	—	—	—	(25,000)
Distributions from unconsolidated affiliates in excess of earnings	—	2,085	—	—	2,085
Investments in treasury securities - maturities longer than 90 days	—	(135,179)	—	—	(135,179)
Proceeds from treasury securities - maturities longer than 90 days	—	150,182	—	—	150,182
Other	—	(877)	66	—	(811)
Net cash provided by (used in) investing activities	(25,000)	(174,684)	(30,978)	5,709	(224,953)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(192,100)	—	450,000	—	257,900
Borrowings under bank credit facilities - maturities longer than 90 days	—	—	450,000	—	450,000
Repayments under bank credit facilities - maturities longer than 90 days	(1,834,128)	—	(900,000)	—	(2,734,128)
Issuance of senior notes	1,850,000	—	—	—	1,850,000
Debt issuance costs	(40,447)	—	—	—	(40,447)
Intercompany accounts	405,077	(351,978)	(53,099)	—	—
Distributions to noncontrolling interest owners	—	—	(204,074)	—	(204,074)
Other	(698)	(629)	(38)	—	(1,365)
Net cash provided by (used in) financing activities	187,704	(352,607)	(257,211)	—	(422,114)
Effect of exchange rate on cash	—	—	819	—	819

Cash and cash equivalents
Net increase (decrease) for the period	(266,136)	(23,029)	149,464	5,709	(133,992)
Balance, beginning of period	795,326	965,131	105,456	—	1,865,913
Balance, end of period	$529,190	$942,102	$254,920	$5,709	$1,731,921

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
Net Revenues	$—	$1,465,275	$340,710	$—	$1,805,985
Equity in subsidiaries’ earnings	3,634,117	3,563,226	—	(7,197,343)	—
Expenses:
Casino and hotel operations	2,488	917,709	210,411	—	1,130,608
General and administrative	2,438	262,693	36,451	—	301,582
Corporate expense	15,414	24,364	238	—	40,016
Preopening and start-up expenses	—	(316)	—	—	(316)
Property transactions, net	—	622	278	—	900
Gain on MGM China transaction	—	—	(3,496,005)	—	(3,496,005)
Depreciation and amortization	—	140,727	36,740	—	177,467
	20,340	1,345,799	(3,211,887)	—	(1,845,748)
Income (loss) from unconsolidated affiliates	—	(21,471)	53,498	—	32,027
Operating income (loss)	3,613,777	3,661,231	3,606,095	(7,197,343)	3,683,760
Interest expense	(255,619)	(4,832)	(9,773)	—	(270,224)
Other, net	3,799	(25,415)	(19,403)	—	(41,019)
Income (loss) before income taxes	3,361,957	3,630,984	3,576,919	(7,197,343)	3,372,517
Benefit (provision) for income taxes	80,028	15	(1,869)	—	78,174
Net income (loss)	3,441,985	3,630,999	3,575,050	(7,197,343)	3,450,691
Less: net income attributable to noncontrolling interests	—	—	(8,706)	—	(8,706)
Net income (loss) attributable to MGM Resorts International	$3,441,985	$3,630,999	$3,566,344	$(7,197,343)	$3,441,985
Net income (loss)	$3,441,985	$3,630,999	$3,575,050	$(7,197,343)	$3,450,691
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	—	(5,433)	—	(5,433)
Other comprehensive loss	—	—	(5,433)	—	(5,433)
Comprehensive income (loss)	3,441,985	3,630,999	3,569,617	(7,197,343)	3,445,258
Less: comprehensive income attributable to noncontrolling interests	—	—	(7,054)	—	(7,054)
Comprehensive income (loss) attributable to MGM Resorts International	$3,441,985	$3,630,999	$3,562,563	$(7,197,343)	$3,438,204

	Six Months Ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
Net Revenues	$—	$2,834,440	$484,396	$—	$3,318,836
Equity in subsidiaries’ earnings	3,750,733	3,622,874	—	(7,373,607)	—
Expenses:
Casino and hotel operations	5,294	1,787,880	285,388	—	2,078,562
General and administrative	4,868	504,425	61,851	—	571,144
Corporate expense	31,124	45,373	4	—	76,501
Preopening and start-up expenses	—	(316)	—	—	(316)
Property transactions, net	—	611	380	—	991
Gain on MGM China transaction	—	—	(3,496,005)	—	(3,496,005)
Depreciation and amortization	—	283,359	46,505	—	329,864
	41,286	2,621,332	(3,101,877)	—	(439,259)
Income (loss) from unconsolidated affiliates	—	(19,719)	115,089	—	95,370
Operating income (loss)	3,709,447	3,816,263	3,701,362	(7,373,607)	3,853,465
Interest expense	(512,843)	(9,645)	(17,650)	—	(540,138)
Other, net	11,764	(62,311)	(34,717)	—	(85,264)
Income (loss) before income taxes	3,208,368	3,744,307	3,648,995	(7,373,607)	3,228,063
Benefit (provision) for income taxes	143,746	(85)	(10,904)	—	132,757
Net income (loss)	3,352,114	3,744,222	3,638,091	(7,373,607)	3,360,820
Less: net income attributable to noncontrolling interests	—	—	(8,706)	—	(8,706)
Net income (loss) attributable to MGM Resorts International	$3,352,114	$3,744,222	$3,629,385	$(7,373,607)	$3,352,114
Net income (loss)	$3,352,114	$3,744,222	$3,638,091	$(7,373,607)	$3,360,820
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	—	(2,834)	—	(2,834)
Other	—	(37)	—	—	(37)
Other comprehensive loss	—	(37)	(2,834)	—	(2,871)
Comprehensive income (loss)	3,352,114	3,744,185	3,635,257	(7,373,607)	3,357,949
Less: comprehensive income attributable to noncontrolling interests	—	—	(7,054)	—	(7,054)
Comprehensive income (loss) attributable to MGM Resorts International	$3,352,114	$3,744,185	$3,628,203	$(7,373,607)	$3,350,895

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(269,860)	$504,578	$62,205	$—	$296,923
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(80,265)	(4,913)	—	(85,178)
Acquisition of MGM China, net of cash acquired	—	—	407,046	—	407,046
Investments in and advances to unconsolidated affiliates	(66,000)	(36,648)	—	—	(102,648)
Distributions from unconsolidated affiliates in excess of earnings	—	2,799	—	—	2,799
Investments in treasury securities- maturities longer than 90 days	—	(150,130)	—	—	(150,130)
Proceeds from treasury securities- maturities longer than 90 days	—	149,999	—	—	149,999
Other	—	(744)	2	—	(742)
Net cash provided by (used in) investing activities	(66,000)	(114,989)	402,135	—	221,146
Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(844,609)	—	(433,497)	—	(1,278,106)
Borrowings under bank credit facilities maturities longer than 90 days	2,658,737	—	832,119	—	3,490,856
Repayments under bank credit facilities maturities longer than 90 days	(1,834,128)	—	(450,000)	—	(2,284,128)
Issuance of senior notes	311,415	—	—	—	311,415
Retirement of senior notes	(325,470)	(8,436)	—	—	(333,906)
Intercompany accounts	503,189	(448,287)	(54,902)	—	—
Other	(698)	(630)	(36)	—	(1,364)
Net cash provided by (used in) financing activities	468,436	(457,353)	(106,316)	—	(95,233)

Effect of exchange rate on cash	—	—	(247)	—	(247)

Cash and cash equivalents
Net increase (decrease) for the period	132,576	(67,764)	357,777	—	422,589
Balance, beginning of period	72,457	278,801	147,706	—	498,964
Balance, end of period	$205,033	$211,037	$505,483	$—	$921,553

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2011, which were included in our Form 10-K, filed with the SEC on February 29, 2012. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.”  MGM China Holdings Limited together with its subsidiaries is referred to as “MGM China.”

Executive Overview

Our primary business is the ownership and operation of casino resorts, which includes offering gaming, hotel, convention, dining, entertainment, retail and other resort amenities. We believe that we own and invest in several of the premier casino resorts in the world and have continually reinvested in our resorts to maintain our competitive advantage. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our resorts to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide cash for future development. Our results of operations are affected by decisions we make related to our capital allocation, our access to capital and our cost of capital. Our access to lower cost capital has improved, and over the next few years we remain committed to further deleveraging our balance sheet and improving our credit profile.

Our results of operations do not tend to be seasonal in nature, though a variety of factors may affect the results of any interim period, including the timing of major Las Vegas conventions, the amount and timing of marketing and special events for our high-end customers and the level of play during major holidays, including New Year and Chinese New Year. Our results do not depend on key individual customers, although our success in marketing to customer groups, such as convention customers, or the financial health of customer segments, such as business travelers or high-end gaming customers from a particular country or region, can affect our results. Certain of our resorts earn significant revenues from the high-end gaming business, which may lead to variability in our results.

We have two reportable segments that are based on the regions in which we operate: wholly owned domestic resorts and MGM China. We currently operate 15 wholly owned resorts in the United States. MGM China’s operations consist of the MGM Macau resort and casino. We have additional business activities including investments in unconsolidated affiliates, our MGM Hospitality operations and certain other corporate and management operations. CityCenter is our most significant unconsolidated affiliate, which we also manage for a fee.  Our operations which have not been segregated into separate reportable segments are reported as “corporate and other” operations in our reconciliations of segment results to consolidated results.

Wholly Owned Domestic Resorts

Over half of the net revenue from our wholly owned domestic resorts is derived from non-gaming operations including hotel, food and beverage, entertainment and other non-gaming amenities. We utilize our significant convention and meeting facilities to maximize hotel occupancy and customer volumes during off-peak times such as mid-week or during traditionally slower leisure travel periods, which also leads to better labor utilization.  Our operating results are highly dependent on the volume of customers at our resorts, which in turn affects the price we can charge for our hotel rooms and other amenities.  We market to different customer segments to manage our hotel occupancy, such as targeting large conventions to increase mid-week occupancy.

We generate a significant portion of our revenue from our wholly owned domestic resorts in Las Vegas, Nevada, which exposes us to certain risks, such as increased competition from new or expanded Las Vegas resorts, and from the expansion of gaming in the United States.

While adverse conditions in the economic environment affected our operating results in recent years, we believe positive trends, such as increased visitation and consumer spending, will continue. However, we believe that certain aspects of the current economy, such as continued weaknesses in employment and the housing market, will limit economic growth in the United States and temper our recovery. Because of these economic conditions, we have increasingly focused on managing costs and staffing levels across all our resorts and will continue to strive to achieve additional operating efficiencies. However, as a result of our leveraged business model, our operating results are significantly affected by our ability to generate operating revenues.

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

•                  Hotel revenue indicators — hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on an analysis of retail or “cash” rates for each customer segment and each type of room product to estimate complimentary rates which are consistent with retail rates. Complimentary rates are reviewed at least annually and on an interim basis if there are significant changes in market conditions. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites.

MGM China

On June 3, 2011, we and Ms. Ho, Pansy Catilina Chiu King (“Ms. Pansy Ho”) completed a reorganization of the capital structure and the initial public offering of 760 million shares of MGM China on The Stock Exchange of Hong Kong Limited (the “IPO”), representing 20% of the post issuance base capital stock of MGM China, at an offer price of HKD 15.34 per share. Pursuant to this reorganization, we acquired, through a wholly owned subsidiary, an additional 1% of the overall capital stock of MGM China for HKD 15.34 per share, or approximately $75 million, and thereby became the owner of 51% of MGM China, which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns the MGM Macau resort and casino (“MGM Macau”) and the related gaming subconcession and land concession.

Through the acquisition of the additional 1% interest of MGM China, we obtained a controlling interest and were required to consolidate MGM China as of June 3, 2011. Prior to the IPO, we held a 50% interest in MGM Grand Paradise, which was accounted for under the equity method. The acquisition of the controlling financial interest was accounted for as a business combination and we recognized 100% of the assets, liabilities and noncontrolling interests of MGM China at fair value at the date of acquisition. The fair value of the equity of MGM China was determined by the IPO transaction price and equaled approximately $7.5 billion. The carrying value of our equity method investment was significantly less than our share of the fair value of MGM China, resulting in a $3.5 billion gain on the acquisition.

We believe our investment in MGM China plays an important role in extending our reach internationally and will foster future growth and profitability. Asia is the fastest-growing gaming market in the world and Macau is the world’s largest gaming destination in terms of revenue, and has continued to grow over the past few years despite the global economic downturn.

Our MGM China operations primarily consist of MGM Macau. Revenues at MGM Macau are generated primarily from gaming operations made up of two distinct market segments: main floor and high-end (“VIP”). MGM Macau main floor operations consist of both table games and slot machines offered to the public, which usually consists of walk-in and day trip visitors. VIP players play mostly in dedicated VIP rooms or designated gaming areas. VIP customers can be further divided into customers sourced by in-house VIP programs and those sourced through gaming promoters. A significant portion of our VIP volume is generated through the use of gaming promoters, also known as junket operators. These operators introduce high-end gaming players to MGM Macau, assist these customers with travel arrangements and extend gaming credit to these players.

VIP gaming at MGM Macau is conducted by the use of special purpose nonnegotiable gaming chips called “rolling chips.” Gaming promoters purchase these rolling chips from MGM Macau and in turn they sell these chips to their players. The rolling chips allow MGM Macau to track the amount of wagering conducted by each gaming promoter’s clients in order to determine VIP gaming play. In exchange for the gaming promoters’ services, MGM Macau pays them either through rolling chip turnover-based commissions or through revenue-sharing arrangements. The estimated portion of the gaming promoter payments that represent amounts passed through to VIP customers is recorded net against casino revenue, and the estimated portion retained by the gaming promoter for its compensation is recorded to casino expense.

In addition to the key performance indicators used by our wholly owned domestic resorts, MGM Macau utilizes “turnover,” which is the sum of rolling chip wagers won by MGM Macau (rolling chips purchased plus rolling chips exchanged less rolling chips returned). Turnover provides a basis for measuring VIP casino win percentage.  Normal win for VIP gaming operations at MGM Macau is in the range of 2.7% to 3.0% of turnover. MGM Macau’s main floor historical table games hold percentage is in the range of 20% to 30% of table games drop. Normal slots hold percentage at MGM Macau is in the range of 5.5% to 7.5% of slots handle.

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

MGM Hospitality.  MGM Hospitality seeks to leverage our management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. We have entered into management agreements for hotels in the Middle East, North Africa, India and, through its joint venture with Diaoyutai State Guesthouse, The People’s Republic of China.  MGM Hospitality opened its first resort, MGM Grand Sanya on Hainan Island, The People’s Republic of China in early 2012.

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

We consolidate the trust as we are the sole economic beneficiary and we account for our interest in Borgata under the cost method. Distributions received by the trust that do not exceed our share of earnings are recognized currently in earnings. However, distributions received by the trust that exceed our share of earnings for such periods are applied to reduce the carrying amount of our investment.  As of June 30, 2012, the trust had $162 million of cash and investments, of which $135 million is held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within “Prepaid expenses and other.” For the three and six months ended June 30, 2012, $3 million and $26 million, respectively were withdrawn from the trust account for the payment of property taxes and interest on our senior credit facility, as authorized in accordance with the terms of the trust agreement.

Results of Operations

The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2012 and 2011.

Summary Financial Results

The following table summarizes our financial results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Net revenues	$2,323,765	$1,805,985	$4,611,355	$3,318,836
Operating income	175,375	3,683,760	367,981	3,853,465
Net income (loss)	(70,434)	3,450,691	(273,741)	3,360,820
Net income (loss) attributable to MGM Resorts International	(145,452)	3,441,985	(362,705)	3,352,114

Our results of operations include the results of MGM China on a consolidated basis following the June 3, 2011 date of acquisition. Prior to that date, results of operations of MGM China were reflected under the equity method of accounting — see “Operating Results — Income (Loss) from Unconsolidated Affiliates.”

Consolidated operating income was $175 million for the three months ended June 30, 2012 compared to $3.7 billion for the three months ended June 30, 2011.  Operating income was affected by an $85 million impairment charge related to Grand Victoria in the current year.  Operating income in the prior year quarter was affected by $26 million related to our share of the CityCenter residential inventory impairment and $3.5 billion related to the gain on MGM China.  The current year quarter results benefited from improved operating results at MGM China, our wholly owned domestic resorts and CityCenter.  Consolidated operating income was $368 million for the year-to-date period ended June 30, 2012 and was also impacted by the items noted above.

Corporate expense increased 6% to $43 million for the second quarter of 2012 and increased 11% to $85 million for the year-to-date period as a result of expenses related to the outsourcing of information systems and additional legal, professional services and development costs associated with future development initiatives.  Depreciation and amortization in the second quarter of 2012 increased from 2011 primarily as a result of the consolidation of MGM China, which had $95 million of depreciation and amortization expense, including amortization of intangible assets recognized in the acquisition.  Depreciation for the year-to-date period increased to $472 million and included $191 million of depreciation and amortization for MGM China.

Operating Results — Detailed Segment Information

The following table presents net revenue and Adjusted EBITDA by reportable segment.  Management uses Adjusted Property EBITDA as the primary profit measure for our reportable segments.  See “Non-GAAP Measures” for additional Adjusted EBITDA information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Net revenues:
Wholly owned domestic resorts	$1,505,228	$1,505,308	$2,984,826	$2,911,738
MGM China	709,296	192,984	1,411,386	192,984
Reportable segment net revenues	2,214,524	1,698,292	4,396,212	3,104,722
Corporate and other	109,241	107,693	215,143	214,114
	$2,323,765	$1,805,985	$4,611,355	$3,318,836

Adjusted EBITDA:
Wholly owned domestic resorts	$345,158	$331,386	$666,130	$631,348
MGM China	186,560	46,422	351,081	46,422
Reportable segment Adjusted Property EBITDA	531,718	377,808	1,017,211	677,770
Corporate and other	(30,233)	(12,002)	(85,394)	10,229
	$501,485	$365,806	$931,817	$687,999

See below for detailed discussion of segment results related to our wholly owned domestic operations and MGM China.  Corporate and other revenue includes revenues from MGM Hospitality and management operations and reimbursed revenue primarily related to our CityCenter management agreement. Adjusted EBITDA losses related to corporate and other for the quarter and six month periods increased primarily as a result of MGM Macau ceasing to be recorded as an equity method investment in 2011 and an increase in corporate expense as discussed above.

Wholly owned domestic resorts.  The following table presents detailed net revenue at our wholly owned domestic resorts:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
		Percentage			Percentage
	2012	Change	2011	2012	Change	2011
	(In thousands)
Casino revenue, net:
Table games	$177,783	(2)%	$182,319	$384,245	5%	$367,127
Slots	406,887	0%	407,674	824,242	4%	796,221
Other	15,251	(14)%	17,650	34,962	1%	34,515
Casino revenue, net	599,921	(1)%	607,643	1,243,449	4%	1,197,863
Non-casino revenue:
Rooms	404,570	3%	392,500	784,043	3%	760,837
Food and beverage	373,169	2%	364,239	726,295	4%	698,510
Entertainment, retail and other	286,629	(3)%	296,908	550,824	(2)%	559,244
Non-casino revenue	1,064,368	1%	1,053,647	2,061,162	2%	2,018,591
	1,664,289	0%	1,661,290	3,304,611	3%	3,216,454
Less: Promotional allowances	(159,061)	2%	(155,982)	(319,785)	5%	(304,716)
	$1,505,228	0%	$1,505,308	$2,984,826	3%	$2,911,738

Net revenue related to wholly owned domestic resorts for the second quarter of 2012 was flat compared to the prior year second quarter.  Table games revenue decreased 2% for the second quarter of 2012.  Table games hold percentage was 17.7% in the current year quarter and 18.2% in the prior year quarter.  Slot revenue was flat for the second quarter.

Net revenue related to wholly owned domestic resorts increased 3% for the year-to-date period, driven by an increase in casino revenue.   Table games revenue increased 5% for the year-to-date period with a hold percentage of 18.3% compared to 18.0% for the prior year period. Slots revenue was up 4% on a year-to-date basis.

Rooms revenue in the second quarter of 2012 increased 3%, with a 5% increase in Las Vegas Strip REVPAR.  Rooms revenue for the 2012 year-to-date period increased 3% with a 5% increase in Las Vegas Strip REVPAR.  The following table shows key hotel statistics for our Las Vegas Strip resorts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Occupancy	94%	94%	92%	90%
Average Daily Rate (ADR)	$131	$126	$131	$128
Revenue per Available Room (REVPAR)	124	118	121	115

Adjusted Property EBITDA for wholly owned domestic resorts increased 4% compared to the second quarter of 2011.  The prior year quarter was negatively affected by the temporary closure of Gold Strike Tunica.  Adjusted Property EBITDA for wholly owned domestic resorts increased 6% for the year-to-date period, driven by a 17% increase at the Bellagio.

MGM China.  The following table presents summary financial results for MGM China beginning on June 3, 2011.  Prior to June 3, 2011, the results of MGM Macau were accounted for under the equity method of accounting:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Net revenues	$709,296	$192,984	$1,411,386	$192,984
Operating income	90,215	19,448	158,342	19,448
Net income	139,658	15,515	160,282	15,515

For the three months ended June 30, 2012, net revenue for MGM China was $709 million, a 6% increase over MGM Macau’s prior year quarter, driven by increases in volume for main floor table games and slots of 7% and 39%, respectively. VIP table games turnover decreased 6% from the prior year quarter, while hold percentage was 3.3% in the current year quarter compared to 3.1% in the prior year quarter.  MGM China’s operating income was $90 million for the three months ended June 30, 2012 and Adjusted Property EBITDA was $187 million, which included $12 million of branding fee expense. Excluding branding fees, Adjusted Property EBITDA increased 14% over MGM Macau’s prior year second quarter results.

Net revenue for MGM China for the six month period ended June 30, 2012 was $1.4 billion, a 12% increase over the prior year period driven by increases in volume for main floor table games and slots of 10% and 33%, respectively. VIP table games turnover decreased less than 1% from the prior year, while hold percentage was 3.2% in the current year compared to 3.0% in the prior year period.  MGM China’s operating income was $158 million for the six month period ended June 30, 2012 and Adjusted Property EBITDA was $351 million, which included $25 million of branding fee expense. Excluding branding fees, Adjusted Property EBITDA increased 17% over MGM Macau’s prior year results for the six month period ended June 30, 2012.

Operating Results — Details of Certain Charges

Property transactions, net consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Grand Victoria investment impairment charge	$85,009	$—	$85,009	$—
Other property transactions, net	5,458	900	6,375	991
	$90,467	$900	$91,384	$991

At June 30, 2012, we reviewed the carrying value of our Grand Victoria investment for impairment due to a decrease in operating results at the property and the loss of market share as a result of the opening of a new river boat casino in the Illinois market, as well as a decrease in forecasted cash flows for 2013 through 2015.  We used a discounted cash flow analysis to determine the estimated fair value from a market participant’s point of view.  Key assumptions included in the analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 2% and a discount rate of 10.5%.  As a result of the discounted cash flow analysis, we determined that it was necessary to record an other-than-temporary impairment charge of $85 million based on an estimated fair value of $205 million for our 50% interest.  We intend to and believe we will be able to retain our investment in Grand Victoria; however, due to the extent of the shortfall and our assessment of the uncertainty of fully recovering our investment, we have determined that the impairment was other-than-temporary.

Other property transactions for the three and six months ended June 30, 2012 and 2011 include miscellaneous asset disposals and demolition costs.

Operating Results — Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our income (loss) from unconsolidated affiliates:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
CityCenter	$642	$(32,483)	$(17,931)	$(38,306)
MGM Macau	—	53,539	—	115,219
Other	5,344	10,971	10,608	18,457
	$5,986	$32,027	$(7,323)	$95,370

As previously discussed, we ceased recording MGM Macau activity within income (loss) from unconsolidated affiliates under the equity method of accounting in June 2011.

Our share of CityCenter’s operating loss for the three months ended June 30, 2012 decreased due to improved operating results at CityCenter which benefited from increased net revenue despite a table games hold percentage that was 24.0% in the current year quarter compared to 29.2% in the prior year quarter. In addition the prior year quarter included a residential impairment charge.  We recognized 50% of such impairment charge, resulting in a pre-tax impairment charge of approximately $26 million. For the six month period ended June 30, 2012, our share of operating results were also negatively affected by a lower table games hold percentage at Aria.  Table games hold for CityCenter for the six months ended June 30, 2012 was 20.2% compared to 28.3% in the prior year period.

Non-operating Results

Interest expense.  Interest expense increased to $276 million in the second quarter of 2012 compared to $270 million in the prior year quarter.  Interest expense increased mainly as a result of $6 million of interest expense for MGM China.  We had minimal capitalized interest in the second quarter of 2012 and no capitalized interest in the second quarter of 2011.  Interest expense increased to $561 million for the 2012 year-to-date period compared to $540 million for the prior year-to-date period.  Interest expense increased mainly as a result of $11 million of interest related to borrowings at MGM China.

Non-operating items from unconsolidated affiliates. Non-operating loss from unconsolidated affiliates decreased $7 million for the three months ended June 30, 2012 related to a decrease in non-operating items at CityCenter and MGM Macau ceasing to be recorded as an equity method investment beginning in June 2011. Non-operating loss from unconsolidated affiliates also decreased for the six months ended June 30, 2012 primarily due to a decrease in our share of non-operating items related to CityCenter and the impact of MGM Macau ceasing to be recorded as an equity method investment beginning in June 2011. CityCenter non-operating items included $4 million and $12 million for certain costs incurred to restructure its debt and the write-off of debt issuance costs in 2012 and 2011, respectively.

Other, net.  In connection with the amendment of our senior credit facility as further discussed in “Principal Debt Arrangements” and subsequent repayment of the non-extending loans, we recorded a loss on early retirement of debt of $59 million in the first quarter of 2012 related to previously recorded discounts and certain debt issuance costs. “Other, net” in the second quarter of 2011 included a $6 million loss related to the loss on derivative associated with the issuance of the convertible notes in June 2011 and $8 million in costs associated with the MGM China IPO.

Income taxes.  We began recording a valuation allowance for U.S. deferred tax assets generated in the current year resulting in an additional tax provision of $69 million and $181 million for the three and six months ended June 30, 2012, respectively. In addition, MGM Grand Paradise in June 2012 reached an agreement with the Macau government to settle the 12% complementary tax that would otherwise be due by its shareholders on distributions of its gaming profits by paying a flat annual payment during the period covered by the agreement.  Benefit for income tax for the three and six months ended June 30, 2012 was increased by a net $59 million and $15 million, respectively, as a result of reversing previously accrued complementary taxes and recording the cumulative annual payment that was made in June 2012.  See Note 2 in the accompanying financial statements for further discussion of the valuation allowance and complementary tax.

Non-GAAP Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net and the gain on the MGM China transaction.  “Adjusted Property EBITDA” is Adjusted EBITDA before corporate expense and stock compensation expense related to the MGM Resorts stock option plan, which is not allocated to each property. MGM China recognizes stock compensation expense related to its stock compensation plan which is included in the calculation of Adjusted Property EBITDA for MGM China. Adjusted EBITDA information is presented solely as a supplemental disclosure to reported GAAP measures because management believes these measures are 1) widely used measures of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Adjusted EBITDA	$501,485	$365,806	$931,817	$687,999
Preopening and start-up expenses	—	316	—	316
Property transactions, net	(90,467)	(900)	(91,384)	(991)
Gain on MGM China transaction	—	3,496,005	—	3,496,005
Depreciation and amortization	(235,643)	(177,467)	(472,452)	(329,864)
Operating income	175,375	3,683,760	367,981	3,853,465

Non-operating income (expense)
Interest expense	(276,323)	(270,224)	(560,665)	(540,138)
Other, net	(20,790)	(41,019)	(105,232)	(85,264)

Income (loss) before income taxes	(121,738)	3,372,517	(297,916)	3,228,063
Benefit for income taxes	51,304	78,174	24,175	132,757
Net income (loss)	(70,434)	3,450,691	(273,741)	3,360,820
Less: Net income attributable to noncontrolling interests	(75,018)	(8,706)	(88,964)	(8,706)
Net income (loss) attributable to MGM Resorts International	$(145,452)	$3,441,985	$(362,705)	$3,352,114

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA for individual resorts and Adjusted EBITDA:

	Three Months Ended June 30, 2012
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$58,322	$—	$354	$24,676	$83,352
MGM Grand Las Vegas	8,072	—	803	20,157	29,032
Mandalay Bay	26,963	—	545	19,891	47,399
The Mirage	12,240	—	57	12,770	25,067
Luxor	8,406	—	185	8,754	17,345
New York-New York	18,002	—	243	5,417	23,662
Excalibur	14,769	—	3	4,353	19,125
Monte Carlo	10,930	—	553	4,925	16,408
Circus Circus Las Vegas	3,036	—	77	5,035	8,148
MGM Grand Detroit	32,431	—	884	10,022	43,337
Beau Rivage	11,727	—	8	7,666	19,401
Gold Strike Tunica	7,713	—	2	3,326	11,041
Other resort operations	1,184	—	6	651	1,841
Wholly owned domestic resorts	213,795	—	3,720	127,643	345,158
MGM China	90,215	—	1,464	94,881	186,560
CityCenter (50%)	642	—	—	—	642
Other unconsolidated resorts	5,344	—	—	—	5,344
Management and other operations	6,855	—	—	3,249	10,104
	316,851	—	5,184	225,773	547,808
Stock compensation	(8,769)	—	—	—	(8,769)
Corporate	(132,707)	—	85,283	9,870	(37,554)
	$175,375	$—	$90,467	$235,643	$501,485

	Three Months Ended June 30, 2011
			Gain on
			MGM China
			Transaction &
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$52,732	$—	$317	$24,321	$77,370
MGM Grand Las Vegas	16,324	—	—	19,233	35,557
Mandalay Bay	29,810	—	16	21,775	51,601
The Mirage	10,395	—	11	13,934	24,340
Luxor	9,349	—	6	9,486	18,841
New York-New York	15,999	—	—	6,224	22,223
Excalibur	13,105	—	210	5,054	18,369
Monte Carlo	9,516	—	28	6,100	15,644
Circus Circus Las Vegas	2,295	—	(8)	4,766	7,053
MGM Grand Detroit	32,139	—	269	9,755	42,163
Beau Rivage	8,217	—	19	11,052	19,288
Gold Strike Tunica	(5,063)	—	—	3,370	(1,693)
Other resort operations	(601)	—	24	1,207	630
Wholly owned domestic resorts	194,217	—	892	136,277	331,386
MGM China	19,448	—	13	26,961	46,422
MGM Macau (50%)	53,539	—	—	—	53,539
CityCenter (50%)	(32,483)	—	—	—	(32,483)
Other unconsolidated resorts	10,971	—	—	—	10,971
Management and other operations	(2,296)	(316)	(5)	3,530	913
	243,396	(316)	900	166,768	410,748
Stock compensation	(8,995)	—	—	—	(8,995)
Corporate	3,449,359	—	(3,496,005)	10,699	(35,947)
	$3,683,760	$(316)	$(3,495,105)	$177,467	$365,806

	Six Months Ended June 30, 2012
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$105,420	$—	$354	$48,022	$153,796
MGM Grand Las Vegas	26,421	—	1,130	38,806	66,357
Mandalay Bay	45,566	—	545	40,102	86,213
The Mirage	26,742	—	70	25,674	52,486
Luxor	17,615	—	185	17,909	35,709
New York-New York	36,699	—	243	11,033	47,975
Excalibur	24,391	—	3	8,910	33,304
Monte Carlo	20,903	—	558	9,943	31,404
Circus Circus Las Vegas	3,538	—	77	9,674	13,289
MGM Grand Detroit	64,769	—	884	19,923	85,576
Beau Rivage	21,123	—	8	15,320	36,451
Gold Strike Tunica	15,933	—	2	6,686	22,621
Other resort operations	(218)	—	(14)	1,181	949
Wholly owned domestic resorts	408,902	—	4,045	253,183	666,130
MGM China	158,342	—	1,464	191,275	351,081
CityCenter (50%)	(17,931)	—	—	—	(17,931)
Other unconsolidated resorts	10,608	—	—	—	10,608
Management and other operations	7,266	—	—	7,537	14,803
	567,187	—	5,509	451,995	1,024,691
Stock compensation	(18,101)	—	—	—	(18,101)
Corporate	(181,105)	—	85,875	20,457	(74,773)
	$367,981	$—	$91,384	$472,452	$931,817

	Six Months Ended June 30, 2011
			Gain on
			MGM China
			Transaction &
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

Liquidity and Capital Resources

Cash Flows

Our consolidated cash flows include the results of MGM China beginning on June 3, 2011. At June 30, 2012, we held cash and cash equivalents of $1.7 billion, of which $658 million related to MGM China.

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by the timing of significant tax payments or refunds and by distributions from unconsolidated affiliates. Cash provided by operating activities was $512 million for the six months ended June 30, 2012, compared to cash provided by operating activities of $297 million in the prior year period.  The primary cause of the increase in operating cash flows related to MGM China operating cash flows of $364 million.  We received net tax refunds of approximately $172 million in the six months ended June 30, 2011.

Investing activities. We had capital expenditures of $216 million in the six months ended June 30, 2012, including $21 million at MGM China.  Our capital expenditures related mainly to $62 million of expenditures related to the room remodel at MGM Grand, $43 million of aircraft acquisition costs and capital expenditures at various resorts including restaurant remodels, entertainment venue remodels and theater renovations.  Most of the costs capitalized related to furniture and fixtures, materials and external labor costs.  We had capital expenditures of $85 million in the six months ended June 30, 2011 including $3 million at MGM China, related mainly to capital expenditures at various resorts; including room and restaurant remodels, theater renovations, slot machines and a remodel of the high limit slots area at Bellagio.

In the six months ended June 30, 2012, we made investments and advances of $25 million to CityCenter pursuant to the completion guarantee. In the six months ended June 30, 2011, we made investments and advances of $103 million to CityCenter, of which $37 million related to a required equity contribution in connection with CityCenter’s first quarter 2011 financing transactions and $66 million related to payments made pursuant to our completion guarantee.

During the six months ended June 30, 2011, we paid approximately $75 million to acquire an additional 1% interest in MGM China and acquired cash of $482 million from MGM China.

During the six months ended June 30, 2012, our New Jersey trust received proceeds of $150 million from treasury securities with maturities greater than 90 days and reinvested $135 million in treasury securities with maturities greater than 90 days.  In the six months ended June 30, 2011, our New Jersey trust received proceeds of $150 million from treasury securities with maturities greater than 90 days and reinvested $150 million in treasury securities with maturities greater than 90 days.

Financing activities.  We repaid $2.0 billion under our senior credit facility in the six months ended June 30, 2012.  In the six months ended June 30, 2012, we issued $850 million of 8.625% senior notes due 2019 for net proceeds of $836 million which were used to repay a portion of the indebtedness under our revolving credit facility until such time as we identify the specific items of indebtedness that will be repaid and issued $1.0 billion of 7.75% senior notes due 2022 for net proceeds of $986 million, which were used to repay outstanding non-extending term loan indebtedness under our senior credit facility.

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

Other Factors Affecting Liquidity

CityCenter completion guarantee.  In January 2011, we entered into an amended completion and cost overrun guarantee.  Consistent with the terms of the previous completion guarantee, the terms of the amended completion guarantee provide for the ability to utilize the then remaining $124 million of net residential proceeds from sales of condominium properties at CityCenter to fund construction costs, or to reimburse us for construction costs previously expended, though the timing of receipt of such proceeds is uncertain.

As of June 30, 2012, we had funded $670 million under the completion guarantee. We have recorded a receivable from CityCenter of $101 million related to these amounts, which represents amounts reimbursable to us from CityCenter from future residential proceeds. We had a remaining estimated net obligation under the completion guarantee of $18 million which includes estimated litigation costs related to the resolution of disputes with contractors as to the final construction costs and estimated amounts to be paid to contractors through the legal process related to the Perini litigation.  Our accrual also reflects certain estimated offsets to the amounts claimed by the contractors.  CityCenter has reached settlement agreements with all but seven of Perini’s first-tier construction subcontractors.  However, significant disputes remain with the general contractor and the remaining subcontractors.  Amounts claimed by such parties exceed amounts included in our completion guarantee accrual by approximately $189 million, as such amounts exceed our best estimate of our liability.  Moreover, we have not accrued for any contingent payments to CityCenter related to the Harmon Hotel & Spa component (the “Harmon”), which will not be completed using the building as it now stands.  See Note 6 in the accompanying financial statements for discussion of the status of the Harmon.

We do not believe we would be responsible for funding under the completion guarantee any additional remediation efforts that might be required with respect to the Harmon; however, our view is based on a number of developing factors, including with respect to on-going litigation with CityCenter’s contractors, actions by local officials and other developments related to the CityCenter venture, that are subject to change. CityCenter’s revolving credit facility provides that certain demolition or repair expenses may be funded only from (i) Member contributions designated for demolition of the Harmon, (ii) the proceeds of certain specified extraordinary receipts (which include any proceeds from the Perini litigation) or (iii) cash or cash equivalents in an amount not to exceed $30 million in the aggregate. Based on current estimates, which are subject to change, we believe the demolition of the Harmon would cost approximately $31 million.

Near term anticipated uses of cash.  We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. We expect to meet our debt obligations and planned capital expenditure requirements with future anticipated cash flows, cash and cash equivalents, and available borrowings under our senior credit facility.

Excluding MGM China, through June 30, 2013 we have $997 million of principal amount of long-term debt maturing and estimate approximately $1.0 billion of cash interest payments based on current outstanding debt and applicable interest rates. In addition, we expect to spend approximately $170 million for the remainder of 2012 related to capital expenditures at our domestic operations for total capital expenditures of approximately $365 million for the year ended December 31, 2012, which includes expenditures for room remodels, theater renovations, aircraft, information technology and slot machine purchases. Our capital expenditures fluctuate depending on our decisions with respect to strategic capital investments in new or existing resorts and the timing of capital investments to maintain the quality of our resorts, the amounts of which can vary depending on timing of larger remodel projects related to our public spaces and hotel rooms.  Capital expenditures related to expansion and development efforts have not been significant during 2012. However, such costs could increase significantly in future periods depending on the progress of our development efforts and the structure of our ownership interests in such developments. In accordance with our senior credit facility covenants, we and our restricted subsidiaries are limited to annual capital expenditures (as defined in the agreement governing our senior credit facility) of $500 million in 2012 and $600 million in 2013. While we have not completed our budgeting process for 2013 which requires approval of our board of directors, we expect that a similar amount of capital expenditures will be invested at our wholly owned domestic resorts in 2013.

As of June 30, 2012, MGM China had cash and cash equivalents of $658 million and long-term debt of approximately $553 million. For the six months ended June 30, 2012, MGM China had approximately $21 million in capital expenditures. MGM China is also looking into expansion opportunities including but not limited to developing a second hotel project in Macau. MGM China has identified a site of approximately 17.8 acres on the Cotai strip in Macau and has submitted an application to the Macau Government to obtain the right to lease this parcel of land for the purpose of constructing an integrated casino hotel and entertainment complex. MGM China has made significant progress in getting its construction team in place as well as continuing to refine and enhance its designs and is well prepared to commence construction if and when it obtains approval from the government.

Principal Debt Arrangements

Our senior credit facility was amended and restated in February 2012, and loans and revolving commitments aggregating approximately $1.8 billion (the “extending loans”) were extended to February 2015. In accordance with the amendment, we repaid $409 million of outstanding loans to extending lenders. In March 2012, an additional $24 million in term loans were extended and we repaid the remaining non-extending term loans with the proceeds from our $1.0 billion notes senior offering. At June 30, 2012, the senior credit facility consisted of approximately $820 million in term loans and a $1.3 billion revolver ($360 million of which has not been extended and matures in February 2014).

As of December 31, 2011, interest on the senior credit facility was based on a LIBOR margin of 5.00%, with a LIBOR floor of 2.00%, a base rate margin of 4.00% and a base rate floor of 4.00%. The non-extended revolving loans continue to be subject to this pricing. Interest on the extending loans is subject to a LIBOR floor of 1% and a pricing grid based upon collateral coverage levels. The interest rate on extending loans was 5% at June 30, 2012. Interest on non-extending revolving loans remains at 7%. The weighted average interest rate on outstanding borrowings under the senior credit facility at June 30, 2012 and December 31, 2011 was 5.2% and 7.0%, respectively.

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

Impairment of long-lived assets. At June 30, 2012, we did not identify circumstances that existed that would indicate the carrying value of our long-lived assets may not be recoverable; therefore, we did not review any of our long-lived asset groups — generally our operating resorts — for impairment as of June 30, 2012. Historically, the undiscounted cash flows of our significant long-lived assets have exceeded their carrying values by a substantial margin.

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

As of June 30, 2012, variable rate borrowings represented approximately 14% of our total borrowings.  Assuming a 100 basis-point increase in our interest rate on loans outstanding under our senior credit facility (primarily based on LIBOR plus applicable margins subject to certain LIBOR floors) our annual interest cost would increase by approximately $13 million based on gross amounts outstanding at June 30, 2012. Assuming a 100 basis-point increase in the interest rate on loans outstanding under the MGM Grand Paradise credit facility (primarily based on HIBOR plus applicable margins), our annual interest cost would change by approximately $6 million based on amounts outstanding at June 30, 2012.

								Fair Value
	Debt maturing in,							June 30,
	2012	2013	2014	2015	2016	Thereafter	Total	2012
	(In millions)
Fixed rate	$535	$1,362	$1,159	$2,325	$1,476	$4,768	$11,625	$12,268
Average interest rate	6.7%	10.3%	8.4%	5.1%	8.2%	9.1%	8.1%
Variable rate	$28	$83	$1,051	$661	$—	$—	$1,823	$1,799
Average interest rate	3.3%	3.3%	5.1%	4.1%	N/A	N/A	4.6%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau.  While recent fluctuations in exchange rates have been minimal, potential changes in policy by governments or fluctuations in the economies of the U.S., Macau or Hong Kong could cause variability in these exchange rates.

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Exchange Act.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods.  Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to generate significant cash flow, potential economic recoveries, the status of our application to the Macau government to obtain the right to lease a parcel of land on the Cotai strip, amounts we will invest in capital expenditures, the opening of strategic resort developments and amounts we will pay under the CityCenter completion guarantee.  The foregoing is not a complete list of all forward-looking statements we make.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.   Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Therefore, we caution you against relying on any of these forward-looking statements.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

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

Item 4.                       Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(e) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.                      OTHER INFORMATION

Item 1.                       Legal Proceedings

For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no significant developments in any of the cases disclosed in our Form 10-K in the six months ended June 30, 2012, except as follows:

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

The CityCenter Owners and the other defendants dispute Perini’s allegations, and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to CityCenter, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon, property damage and Perini’s failure to perform its obligations to pay certain subcontractors and to prevent filing of liens against CityCenter.  Parallel to the court litigation, CityCenter management conducted an extra-judicial program for settlement of CityCenter subcontractor claims.  CityCenter has resolved the claims of 215 first-tier Perini subcontractors (including the claims of any lower-tier subcontractors that might have claims through those first-tier subcontractors), with only seven remaining for further proceedings along with trial of Perini’s claims and CityCenter’s Harmon-related counterclaim and other claims by CityCenter against Perini and its parent guarantor, Tutor Perini.  Three of the remaining subcontractors are implicated in the defective work at the Harmon.  In June 2012, Perini recorded an amended notice of lien reducing its lien to approximately $240 million.  On July 3, 2012, CityCenter served Perini with a demand supported by the necessary paperwork requesting that Perini reduce its lien by an additional $33 million for a revised lien of $207 million, and Perini has stated in a court filing that it intends to make the requested reduction.  In addition to this anticipated reduction, CityCenter believes it may be entitled to a further lien reduction of approximately $13 million (for a revised lien amount of $195 million, including certain liens not related to Perini’s lien) based on a partial payment to subcontractor Fisk Electric once the Company has provided the court and Perini with the required information.

Perini made a motion for partial summary judgment as to the validity and enforceability of its mechanic’s lien.  After hearing on the motion, on July 9, 2012 the court granted Perini’s motion.  The court ruled that Perini’s notice of lien and the amended notices of lien recorded constitute a valid and enforceable mechanic’s lien “subject to at some point a determination of the amount of the lien and whether the lien is frivolous, overstated, or an appropriate setoff is due as a result of the counterclaims that CityCenter has made in this litigation.”

The court has set a new trial date of June 24, 2013 for the consolidated action involving the claims of Perini, the remaining Perini subcontractors and any related third parties, and CityCenter’s counterclaim against Perini and other parties for defective construction of the Harmon and other nonconforming work, and also amended other significant pre-trial dates.  Discovery is in process.  The CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the Perini lawsuit. The Company believes that a loss with respect to Perini’s punitive damages claim is neither probable nor reasonably possible. Please refer to Note 6 in the accompanying consolidated financial statements for further discussion on the Company’s completion guarantee obligation which may be impacted by the outcome of the above litigation and the joint venture’s extra-judicial settlement process.

Securities and derivative litigation.  In re MGM MIRAGE Securities Litigation, Case No. 2:09-cv-01558-GMN-LRL.  In November 2009, the U.S. District Court for Nevada consolidated the Robert Lowinger v. MGM MIRAGE, et al. (Case No. 2:09-cv-01558-RCL-LRL, filed August 19, 2009) and Khachatur Hovhannisyan v. MGM MIRAGE, et al. (Case No. 2:09-cv-02011-LRH-RJJ, filed October 19, 2009) putative class actions under the caption “In re MGM MIRAGE Securities Litigation.”  On March 27, 2012, the court issued an order which granted the defendant’s motion to dismiss plaintiffs’ consolidated complaint without prejudice, and allowed plaintiffs an opportunity to file an amended complaint.  On April 17, 2012 plaintiffs filed an amended complaint which substantially repeats but reorganizes their substantive allegations and asserts the same claims as raised in the original complaint.  On May 30, 2012 defendants filed a joint motion to dismiss plaintiffs’ amended complaint.  The motion is pending.  Defendants will continue to vigorously defend against plaintiffs’ claims and intend to file a motion to dismiss the amended complaint.

On May 15, 2012 the court in the consolidated state court derivative actions of Sanjay Israni v. Robert H. Baldwin, et al., Eighth Judicial District Court, Case No. A-10-619411, and Charles Kim v. James J. Murren, et al., Eighth Judicial District Court, Case No. A-09-599937, entered an order that granted defendants’ motion to dismiss the complaint without leave to amend, and an order that dismissed plaintiffs’ consolidated amended complaint with prejudice.  On June 14, 2012 plaintiffs filed a notice of appeal of the district court ruling to the Nevada Supreme Court.  The appeal is pending.

Item 1A.                          Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no material changes to those factors for the six months ended June 30, 2012.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced.  We did not repurchase shares of our common stock during the quarter ended June 30, 2012. The maximum number of shares available for repurchase under our May 2008 repurchase program was 20 million as of June 30, 2012.

Item 6.                                   Exhibits

4.1                    First Supplemental Indenture, dated as of April 18, 2012, among MGM Resorts international, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 20, 2012).

10.1                      Change of Control Policy for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2012).

10.2                         Deferred Compensation Plan for Non-Employee Directors, effective as of June 12, 2012.

10.3                         Amendment, dated as of May 14, 2012, to the Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc.

10.4                         Form of Freestanding Stock Appreciation Right Agreement of the Company.

10.5                         Form of Restricted Stock Units Agreement of the Company.

10.6                         Form of Restricted Stock Units Agreement of the Company (Non-Employee Director).

10.7                         Form of Restricted Stock Units Agreement of the Company (Performance).

10.8                         Form of Performance Share Units Agreement of the Company.

10.9                         Seventh Amended and Restated Loan Agreement, dated as of February 24, 2012, among MGM Resorts International, as borrower, MGM Grand Detroit, LLC, as initial co-borrower, the Lenders named therein and Bank of America, N.A., as Administrative Agent.

31.1                      Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2                      Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1                      Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2                      Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101                         The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at June 30, 2012  (unaudited) and December 31, 2011 (audited); (ii) Unaudited Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) Unaudited Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011; (iv) Unaudited Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011; and (v) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International

Date: August 8, 2012	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board, Chief Executive Officer
and President
(Principal Executive Officer)

Date: August 8, 2012		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)