Form 10-Q
period 2012-09-30
MGM Resorts International
filed 2012-11-09
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 1, 2012
Common Stock, $.01 par value	489,201,152 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2012	2011

ASSETS

Current assets
Cash and cash equivalents	$2,443,159	$1,865,913
Accounts receivable, net	412,390	491,730
Inventories	107,772	112,735
Deferred income taxes, net	140,831	91,060
Prepaid expenses and other	243,665	251,282
Total current assets	3,347,817	2,812,720

Property and equipment, net	14,765,349	14,866,644

Other assets
Investments in and advances to unconsolidated affiliates	1,488,662	1,635,572
Goodwill	2,901,273	2,896,609
Other intangible assets, net	4,813,183	5,048,117
Other long-term assets, net	515,077	506,614
Total other assets	9,718,195	10,086,912
	$27,831,361	$27,766,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$201,150	$170,994
Income taxes payable	358	7,611
Accrued interest on long-term debt	249,676	203,422
Other accrued liabilities	1,574,670	1,362,737
Total current liabilities	2,025,854	1,744,764

Deferred income taxes	2,527,828	2,502,096
Long-term debt	13,825,451	13,470,167
Other long-term obligations	186,725	167,027

Commitments and contingencies (Note 6)

Stockholders’ equity
Common stock, $.01 par value: authorized 1,000,000,000 shares; issued and outstanding 488,955,913 and 488,834,773 shares	4,890	4,888
Capital in excess of par value	4,098,322	4,094,323
Retained earnings	1,437,525	1,981,389
Accumulated other comprehensive income	12,533	5,978
Total MGM Resorts International stockholders’ equity	5,553,270	6,086,578
Noncontrolling interests	3,712,233	3,795,644
Total stockholders’ equity	9,265,503	9,882,222
	$27,831,361	$27,766,276

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Casino	$1,294,318	$1,241,959	$3,928,548	$2,629,674
Rooms	393,055	405,173	1,205,441	1,170,301
Food and beverage	361,252	369,484	1,126,096	1,078,268
Entertainment	123,168	132,350	364,477	382,037
Retail	51,211	55,509	149,921	155,951
Other	127,567	128,204	373,590	371,253
Reimbursed costs	87,682	87,144	269,159	262,914
	2,438,253	2,419,823	7,417,232	6,050,398
Less: Promotional allowances	(183,275)	(186,236)	(550,899)	(497,975)
	2,254,978	2,233,587	6,866,333	5,552,423
Expenses
Casino	826,072	795,652	2,519,757	1,632,382
Rooms	128,546	125,864	384,598	366,736
Food and beverage	209,686	214,412	643,892	628,559
Entertainment	92,888	96,889	270,235	279,605
Retail	29,064	32,641	85,888	94,279
Other	88,616	90,021	263,673	256,710
Reimbursed costs	87,682	87,144	269,159	262,914
General and administrative	319,106	304,049	931,873	875,193
Corporate expense	62,992	43,523	147,792	120,024
Preopening and start-up expenses	765	—	765	(316)
Property transactions, net	5,803	81,837	97,187	82,828
Gain on MGM China transaction	—	—	—	(3,496,005)
Depreciation and amortization	228,414	249,520	700,866	579,384
	2,079,634	2,121,552	6,315,685	1,682,293

Income (loss) from unconsolidated affiliates	(37,943)	539	(45,266)	95,909

Operating income	137,401	112,574	505,382	3,966,039

Non-operating income (expense):
Interest expense, net of amounts capitalized	(275,771)	(272,542)	(836,436)	(812,680)
Non-operating items from unconsolidated affiliates	(20,901)	(24,692)	(68,603)	(92,984)
Other, net	2,012	(1,595)	(55,518)	(18,567)
	(294,660)	(298,829)	(960,557)	(924,231)

Income (loss) before income taxes	(157,259)	(186,255)	(455,175)	3,041,808
Benefit for income taxes	2,585	79,680	26,760	212,437

Net income (loss)	(154,674)	(106,575)	(428,415)	3,254,245
Less: Net income attributable to noncontrolling interests	(26,485)	(17,211)	(115,449)	(25,917)
Net income (loss) attributable to MGM Resorts International	$(181,159)	$(123,786)	$(543,864)	$3,228,328

Income (loss) per share of common stock attributable to MGM Resorts International
Basic	$(0.37)	$(0.25)	$(1.11)	$6.61
Diluted	$(0.37)	$(0.25)	$(1.11)	$5.83

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$(154,674)	$(106,575)	$(428,415)	$3,254,245

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,840	(3,528)	12,841	(6,362)
Other	—	—	—	(37)
Other comprehensive income (loss)	2,840	(3,528)	12,841	(6,399)
Comprehensive income (loss)	(151,834)	(110,103)	(415,574)	3,247,846
Less: Comprehensive income attributable to noncontrolling interests	(27,838)	(15,439)	(121,735)	(22,493)
Comprehensive income (loss) attributable to MGM Resorts International	$(179,672)	$(125,542)	$(537,309)	$3,225,353

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$(428,415)	$3,254,245
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	700,866	579,384
Amortization of debt discounts, premiums and issuance costs	56,086	70,312
(Gain) loss on retirement of long-term debt	58,740	(717)
Provision for doubtful accounts	46,993	19,296
Stock-based compensation	30,132	28,661
Property transactions, net	97,187	82,828
Gain on MGM China transaction	—	(3,496,005)
(Income) loss from unconsolidated affiliates	113,993	(2,925)
Distributions from unconsolidated affiliates	15,203	54,436
Change in deferred income taxes	(50,918)	(222,631)
Change in operating assets and liabilities:
Accounts receivable	32,527	(107,133)
Inventories	4,981	394
Income taxes receivable and payable, net	(7,121)	178,654
Prepaid expenses and other	(22,357)	6,984
Accounts payable and accrued liabilities	256,397	22,500
Other	(17,032)	12,757
Net cash provided by operating activities	887,262	481,040

Cash flows from investing activities
Capital expenditures, net of construction payable	(316,757)	(176,324)
Acquisition of MGM China, net of cash paid	—	407,046
Investments in and advances to unconsolidated affiliates	(37,000)	(107,648)
Distributions from unconsolidated affiliates in excess of earnings	1,347	3,077
Investments in treasury securities - maturities longer than 90 days	(195,313)	(240,239)
Proceeds from treasury securities - maturities longer than 90 days	225,301	240,070
Other	(985)	(105)
Net cash provided by (used in) investing activities	(323,407)	125,877

Cash flows from financing activities
Net repayments under bank credit facilities — maturities of 90 days or less	(205,926)	(438,880)
Borrowings under bank credit facilities — maturities longer than 90 days	900,000	5,774,985
Repayments under bank credit facilities — maturities longer than 90 days	(2,734,128)	(4,568,257)
Issuance of senior notes	2,850,000	311,415
Retirement of senior notes	(534,650)	(365,136)
Debt issuance costs	(54,459)	—
Distributions to noncontrolling interest owners	(206,806)	—
Other	(1,733)	(4,550)
Net cash provided by financing activities	12,298	709,577

Effect of exchange rate on cash	1,093	(333)

Cash and cash equivalents
Net increase for the period	577,246	1,316,161
Balance, beginning of period	1,865,913	498,964
Balance, end of period	$2,443,159	$1,815,125

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$734,096	$713,960
Federal, state and foreign income taxes paid, net of refunds	6,539	(171,032)

Non-cash investing and financing activities
Increase in investment in CityCenter related to change in completion guarantee liability	$79,580	$20,460

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

The Company owns 51% and has a controlling interest in MGM China Holdings Limited (“MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns the MGM Macau resort and casino and the related gaming subconcession and land concession. As further discussed in Note 3, the Company began consolidating the results of MGM China on June 3, 2011 and ceased recording the results of MGM Macau as an equity method investment.  On October 18, 2012, MGM Grand Paradise formally accepted a land concession contract with the government of Macau to develop a second resort and casino on an approximately 17.8 acre site in Cotai, Macau.  See Note 6 for additional details.

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

Borgata. The Company has a 50% economic interest in Borgata Hotel Casino & Spa (“Borgata”) located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation (“Boyd”) owns the other 50% of Borgata and also operates the resort.  The Company’s interest is held in trust and is currently offered for sale pursuant to the Company’s amended settlement agreement with the New Jersey Department of Gaming Enforcement (“DGE”) and approved by the New Jersey Casino Control Commission (“CCC”). The terms of the amended settlement agreement mandate the sale by March 2014. The Company has the right to direct the sale through March 2013, subject to approval of the CCC, and the trustee is responsible for selling the trust property during the following 12-month period.

The Company consolidates the trust because it is the sole economic beneficiary and accounts for its interest in Borgata under the cost method. As of September 30, 2012, the trust had $149 million of cash and investments, of which $120 million is held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within “Prepaid expenses and other.” For the three and nine months ended September 30, 2012, $12 million and $38 million, respectively, were withdrawn from the trust account for the payment of property taxes and interest on the Company’s senior credit facility, as authorized in accordance with the terms of the trust agreement.

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

•                  At September 30, 2012, the fair value of the Company’s treasury securities held by the Borgata trust was $120 million, measured using Level 1 inputs. See Note 1;

•                  At June 30, 2012, when assessing the impairment of its investment in Grand Victoria, the Company estimated fair value utilizing Level 3 inputs. See Note 4;

•                  At September 30, 2011, the Company assessed the fair value of Circus Circus Reno using Level 3 inputs.  See Note 10; and

•                  The Company uses Level 1 inputs for its long-term debt fair value disclosures. See Note 5.

Income tax provision.  The Company recognizes deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences with a future tax benefit to the extent that realization of such benefit is more likely than not.  Otherwise, a valuation allowance is applied. Given the negative impact of the U.S. economy on the results of operations in the past several years and expectations that its recovery will be tempered by certain aspects of the current economic conditions such as weaknesses in employment conditions and the housing market, the Company no longer relies on future domestic operating income in assessing the realization of its domestic deferred tax assets and now relies only on the future reversal of existing domestic taxable temporary differences.  As of September 30, 2012, the scheduled future reversal of existing U.S. federal deductible temporary differences exceeds the scheduled future reversal of existing U.S. federal taxable temporary differences.  Therefore, in 2012, the Company began recording a valuation allowance for U.S. federal deferred tax assets in order to account for this excess, resulting in reductions in benefit for income taxes of $55 million and $236 million for the three and nine months ended September 30, 2012, respectively.

In June 2012, MGM Grand Paradise reached an agreement with the Macau government to settle the 12% complementary tax that would otherwise be due by its shareholders (including MGM China) on distributions of its gaming profits by paying a flat annual payment (“annual fee arrangement”).  Such annual fee arrangement covers the years 2007 through 2011, including the distribution that was made during the first quarter of 2012 (the “covered period”).  Cumulative annual payments of $4 million for the covered period were paid, and a corresponding reduction to benefit for income taxes was recorded, for the nine months ended September 30, 2012.  Shareholders of MGM Grand Paradise are not subject to the complementary tax on distributions they received during the covered period as a result of the annual fee arrangement.  Consequently, the Company reversed complementary taxes previously accrued on such distributions resulting in a $19 million increase to benefit for income taxes for the nine months ended September 30, 2012. MGM Grand Paradise has submitted a request for a five year extension of the annual fee arrangement beyond the covered period, which is pending with the Macau government.  If this extension is not granted, MGM China would be subject to complementary taxes on distributions made by MGM Grand Paradise after the covered period.  However, MGM China would not accrue additional complementary tax in 2012 until MGM Grand Paradise (i) no longer has a cumulative deficit in U.S. GAAP pretax earnings, which amounted to $154 million at September 30, 2012, or (ii) distributes additional earnings; but would accrue additional complementary tax beginning in 2013 on (1) U.S. GAAP earnings accruing after 2012 or (2) distributions of additional earnings.

Income generated from gaming operations of MGM Grand Paradise is exempted from Macau’s 12% complementary tax for the five-year period ending December 31, 2016 pursuant to approval from the Macau government granted on September 22, 2011. While non-gaming operations remain subject to the complementary tax, MGM Grand Paradise has tax net operating losses from non-gaming operations that are fully offset by a valuation allowance.

Recently Issued Accounting Standards.  Certain amendments to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements,” became effective for the Company for fiscal years beginning after December 15, 2011. Such amendments included a consistent definition of fair value, enhanced disclosure requirements for Level 3 fair value adjustments and other changes to required disclosures.  The Company’s adoption of these amendments did not have a material effect on its financial statements.

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

Current assets	$558,037
Property and equipment and other long-term assets	704,823
Goodwill	2,821,589
Gaming subconcession	4,499,727
Land concession	84,466
Customer lists	128,564
Gaming promoter relationships	179,989
Current liabilities	(459,518)
Long-term debt	(642,818)
Deferred taxes	(380,628)
$7,494,231

Noncontrolling interests	$(3,672,173)

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

Deferred taxes.  The Company recorded a net deferred tax liability of $381 million for the acquisition of the controlling financial interest in MGM China and a corresponding increase to goodwill.  The net deferred tax liability represents the excess of the financial reporting amounts of the net assets of MGM China over their respective bases under Macau tax law measured at the enacted tax rates expected to apply to taxable income in the periods such differences are expected to be realized, net of a valuation allowance of $72 million. The tax-effected components of the net deferred tax liability at June 3, 2011 were as follows (in thousands):

Deferred tax assets-foreign
Accruals, reserves and other	$121
Bad debt reserve	3,161
Long-term debt	2,816
Net operating loss carryforward	58,781
Preopening and start-up expenses	3,838
Property and equipment	7,822
76,539
Less: Valuation allowance	(71,670)
4,869

Deferred tax liabilities-foreign
Intangible assets	(385,497)
Net deferred tax liability	$(380,628)

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

Consolidated results.  MGM China’s consolidated results beginning as of June 3, 2011 are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net revenues	$665,074	$623,050	$2,076,460	$816,034
Operating income	60,527	40,788	218,869	60,236
Net income	56,820	29,594	217,102	45,109

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

Nine Months Ended
September 30,
2011
(In thousands, except per share data)
Net revenues	$6,623,454
Operating income	461,081
Net loss	(265,224)
Net loss attributable to MGM Resorts International	(332,665)

Loss per share of common stock attributable to MGM Resorts International:

Basic	$(0.68)
Diluted	$(0.68)

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates include:

	September 30,	December 31,
	2012	2011
	(In thousands)
CityCenter Holdings, LLC — CityCenter (50%)	$1,271,320	$1,332,299
Elgin Riverboat Resort—Riverboat Casino — Grand Victoria (50%)	205,738	292,094
Other	11,604	11,179
	$1,488,662	$1,635,572

The Company recorded its share of the net income (loss) of unconsolidated affiliates including recognition of amortized basis differences as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Income (loss) from unconsolidated affiliates	$(37,943)	$539	$(45,266)	$95,909
Preopening and start-up expenses	(124)	—	(124)	—
Non-operating items from unconsolidated affiliates	(20,901)	(24,692)	(68,603)	(92,984)
	$(58,968)	$(24,153)	$(113,993)	$2,925

Grand Victoria

At June 30, 2012, the Company reviewed the carrying value of its Grand Victoria investment for impairment due to a decrease in operating results at the property and the loss of market share as a result of the opening of a new riverboat casino in the Illinois market, as well as a decrease in forecasted cash flows for 2013 through 2015.  Management used a discounted cash flow analysis to determine the estimated fair value from a market participant’s point of view.  Key assumptions included in the analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 2% and a discount rate of 10.5%.  As a result of the discounted cash flow analysis, management determined that it was necessary to record an other-than-temporary impairment charge of $85 million based on an estimated fair value of $205 million for the Company’s 50% interest.  The Company intends to, and believes it will be able to, retain its investment in Grand Victoria; however, due to the extent of the shortfall and the Company’s assessment of the uncertainty of fully recovering its investment, the Company determined that the impairment was other-than-temporary.

Silver Legacy

Silver Legacy had approximately $143 million of outstanding senior secured notes that were due in March 2012.  Silver Legacy did not repay its notes at maturity and filed for Chapter 11 bankruptcy protection in May 2012. These notes were non-recourse to the Company.  The Company recorded an other-than-temporary impairment charge at December 31, 2011 which decreased the carrying value of its investment in Silver Legacy to zero and ceased applying the equity method for its investment in Silver Legacy. In October 2012, Silver Legacy announced that the court presiding over Silver Legacy’s Chapter 11 cases had confirmed Silver Legacy’s proposed consensual plan of reorganization and approved the settlement agreement among Silver Legacy, the two largest holders of the senior secured notes, and the indenture trustee. The plan of reorganization provides that the holders of the senior secured notes will receive a combination of cash and new second lien notes and that the unsecured trade creditors of Silver Legacy will be paid in full. The court also approved Silver Legacy’s entry into an agreement with Wells Fargo and certain of its affiliates for a new $70 million senior secured credit facility that will provide a portion of the exit financing associated with the plan of reorganization.  The consummation of the plan of reorganization and the new credit facility are subject to certain conditions. As a result, there can be no assurance that the plan of reorganization or the new credit facility will be consummated.

MGM Macau

As discussed in Note 3, the Company obtained a controlling financial interest in MGM China as of June 3, 2011 and therefore was required to consolidate MGM China beginning on that date. Prior thereto, the Company’s investment in MGM Grand Paradise was accounted for under the equity method.

CityCenter

CityCenter summary financial information.  Summarized balance sheet information of the CityCenter joint venture is as follows:

	September 30,	December 31,
	2012	2011
	(In thousands)
Current assets	$352,615	$393,140
Property and other long-term assets, net	8,804,637	9,068,790
Current liabilities	406,848	375,870
Long-term debt and other long-term obligations	2,506,531	2,491,166
Equity	6,243,873	6,594,894

Summary results of operations for CityCenter are provided below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net revenues	$266,430	$260,002	$795,492	$812,906
Operating expenses	(376,035)	(300,011)	(989,538)	(979,560)
Preopening and start-up expenses	(248)	—	(248)	—
Operating loss	(109,853)	(40,009)	(194,294)	(166,654)
Non-operating expense	(65,219)	(66,628)	(204,678)	(220,979)
Net loss	$(175,072)	$(106,637)	$(398,972)	$(387,633)

February 2012 senior secured notes.  In February 2012, CityCenter issued $240 million in aggregate principal amount of its 7.625% senior secured first lien notes due 2016 in a private placement.

March 2012 amended and restated credit agreement.  In March 2012, CityCenter entered into a second amendment and restatement of its senior credit facility.  The loans outstanding under the prior credit agreement were repaid in full.  No loans were outstanding under the amended credit agreement at September 30, 2012. The amended CityCenter credit facility consists of a $75 million revolving facility which matures January 21, 2015, and loans that will bear interest at a base rate (as defined) plus 4%, or in the case of Eurodollar loans, at the Eurodollar rate (as defined) plus 5%. The amended credit agreement contains covenants that, among other things, restricts CityCenter from incurring additional indebtedness, making distributions to equity interests, selling assets and entering into certain transfers. In addition, CityCenter is required to maintain specified minimum trailing twelve month EBITDA (as defined in the agreement governing its credit facility) levels beginning at March 31, 2013.

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

In the third quarter of 2012, CityCenter recorded a $36 million impairment charge using revised management forecasts related to its Mandarin Oriental residential inventory.  A discount rate of 17% was utilized in the discounted cash flow analysis to represent what management believed a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flows. The Company recognized 50% of such impairment charge, resulting in a pre-tax charge of approximately $18 million.

CityCenter recorded a $53 million impairment charge related to its Veer and Mandarin Oriental residential inventory in the second quarter of 2011.  The discounted cash flow analysis assumed a 3% annual growth rate in sales price beginning in 2013 through estimated sell out periods and a discount rate of 17%.  The Company recognized 50% of such impairment charge, resulting in a pre-tax charge of approximately $26 million.

Harmon.  CityCenter accrued $32 million in the third quarter of 2012 related to the estimated demolition cost of the Harmon.  The Company recognized 50% of such charge, resulting in a pre-tax charge of approximately $16 million.  See Note 6 for additional information regarding Harmon.

NOTE 5 — LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Senior credit facility:
$819.9 million ($1,834 million at December 31, 2011) term loans, net	$783,753	$1,728,510
Revolving loans	450,000	1,462,000
MGM Grand Paradise credit facility	539,393	552,312
$534.7 million 6.75% senior notes, due 2012	—	534,650
$462.2 million 6.75% senior notes, due 2013	462,226	462,226
$150 million 7.625% senior subordinated debentures, due 2013, net	150,780	151,483
$750 million 13% senior secured notes, due 2013, net	735,082	726,333
$508.9 million 5.875% senior notes, due 2014, net	508,462	508,231
$650 million 10.375% senior secured notes, due 2014, net	642,913	640,051
$875 million 6.625% senior notes, due 2015, net	876,780	877,208
$1,450 million 4.25% convertible senior notes, due 2015, net	1,461,920	1,465,287
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$500 million 10% senior notes, due 2016, net	495,904	495,317
$743 million 7.625% senior notes, due 2017	743,000	743,000
$850 million 11.125% senior secured notes, due 2017, net	833,910	832,245
$475 million 11.375% senior notes, due 2018, net	465,806	464,928
$850 million 8.625% senior notes, due 2019	850,000	—
$845 million 9% senior secured notes, due 2020	845,000	845,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	—
$1,000 million 7.75% senior notes, due 2022	1,000,000	—
$0.6 million 7% debentures, due 2036, net	572	572
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	36	900
	$13,825,451	$13,470,167

Debt due within one year of the September 30, 2012 balance sheet date is classified as long-term because the Company has both the intent and ability to repay such amounts with available borrowings under the senior credit facility.  Amounts outstanding under the MGM Grand Paradise credit facility were classified as long-term as MGM Grand Paradise had both the intent and ability to repay scheduled amortization payments under the term loan due within one year of the balance sheet date with available borrowings under its revolving credit facility.

Senior credit facility. The Company’s senior credit facility was amended and restated in February 2012, and loans and revolving commitments aggregating approximately $1.8 billion (the “extending loans”) were extended to February 2015.  In accordance with the amendment, the Company repaid $409 million of outstanding loans to extending lenders. In March 2012, an additional $24 million in term loans were extended and the Company repaid the remaining non-extending term loans. At September 30, 2012, the senior credit facility consisted of approximately $820 million in term loans and a $1.3 billion revolver ($360 million of which has not been extended and matures in February 2014) and had approximately $855 million of available borrowing capacity.  In connection with the amendment and subsequent repayment of the non-extending loans, the Company recorded a loss on early retirement of debt of $59 million related to previously recorded discounts and certain debt issuance costs.

Interest on the non-extending portion of the senior credit facility is based on a LIBOR margin of 5.00%, with a LIBOR floor of 2.00%, and a base rate margin of 4.00%, with a base rate floor of 4.00%. Interest on the extending loans is subject to a LIBOR floor of 1% and a pricing grid based upon collateral coverage levels. The interest rate on extending loans was 5% at September 30, 2012 and interest on non-extending revolving loans was 7%. The weighted average interest rate on outstanding borrowings under the senior credit facility at September 30, 2012 and December 31, 2011 was 5.2% and 7.0%, respectively.

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

At September 30, 2012, the Company is required to maintain a minimum trailing twelve month consolidated EBITDA (as defined in the agreement governing its senior credit facility) of $1.2 billion for each of the quarters of 2012, increasing to $1.25 billion at March 31, 2013, to $1.3 billion at June 30, 2013, and to $1.4 billion at March 31, 2014. EBITDA for the trailing twelve months ended September 30, 2012 calculated in accordance with the terms of the senior credit facility was $1.26 billion.  Additionally, the Company and its restricted subsidiaries are limited to $500 million of annual capital expenditures (as defined) during 2012. The Company was in compliance with the maximum capital expenditures and minimum EBITDA covenants at September 30, 2012.

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

MGM Grand Paradise credit facility. As discussed below, MGM China and MGM Grand Paradise amended and extended the MGM Grand Paradise credit facility in October 2012.  As of September 30, 2012, MGM Grand Paradise’s credit facility was comprised of approximately $539 million in term loans and a $400 million revolving loan.  The outstanding balance of MGM Grand Paradise’s credit facility at September 30, 2012 was comprised solely of term loans.  Scheduled amortization on the term loans began in July 2012 and a lump sum payment of approximately $276 million was due upon final maturity in July 2015. Interest on the term loan facility was based on HIBOR plus a margin ranging between 3% and 4.5%, based on MGM Grand Paradise’s adjusted leverage ratio, as defined in the credit facility agreement.  As of September 30, 2012, the credit facility was denominated entirely in Hong Kong dollars and interest was based on a margin of 3%, plus HIBOR.

At September 30, 2012, MGM Grand Paradise was required to maintain a specified adjusted leverage ratio, as defined, at the end of each quarter while the loans are outstanding. The adjusted leverage ratio is required to be no greater than 3.50 to 1.00. In addition, MGM Grand Paradise was required to maintain a debt service coverage ratio (as defined in the agreement governing its credit facility) of no less than 1.50 to 1.00 at each quarter end. At September 30, 2012, MGM Grand Paradise was in compliance with its adjusted leverage ratio and debt service coverage ratio.

Amended and restated MGM China credit facility. In October 2012, MGM China and MGM Grand Paradise, as co-borrowers, entered into an amended and restated credit facility agreement which consists of $550 million of term loans and a $1.45 billion revolving credit facility due October 2017.  The interest rate on the facility will fluctuate annually based on HIBOR plus a margin, set at 2.5% for the first six months and ranging between 1.75% and 2.5% thereafter based on MGM China’s leverage ratio. Under the amended and restated credit facility agreement, MGM China has become a joint and several co-borrower with MGM Grand Paradise.  The material subsidiaries of MGM China continue to guarantee the facilities, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted security on substantially all of their assets to secure the amended facilities. The credit facility will be used for general corporate purposes and for the development of the proposed Cotai development.

The amended and restated MGM China credit facility agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of MGM China and its subsidiaries to make investments, pay dividends and sell assets, and to incur additional debt and additional liens. MGM China is also required to maintain compliance with a maximum consolidated total leverage ratio of 4.50 to 1.00 prior to the first anniversary of the MGM Cotai opening date and 4.00 to 1.00 thereafter and a minimum interest coverage ratio of 2.50 to 1.00.

Senior and senior secured notes.  During 2012, the Company issued the following senior notes:

•      $850 million of 8.625% senior notes due 2019 for net proceeds of $836 million;

•      $1.0 billion of 7.75% senior notes due 2022 for net proceeds of $986 million; and

•      $1.0 billion of 6.75% senior notes due 2020 for net proceeds of $986 million.

The notes are unsecured and otherwise rank equally in right of payment with the Company’s existing and future senior indebtedness.  In September 2012, the Company repaid the $535 million of outstanding principal amount of its 6.75% senior notes at maturity.

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

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at September 30, 2012 was approximately $14.8 billion.  At December 31, 2011, the estimated fair value of the Company’s long-term debt was approximately $13.7 billion. Fair value was estimated using quoted market prices for the Company’s senior notes, senior subordinated notes and senior credit facility.  Carrying value of the MGM Grand Paradise credit facility approximates fair value.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

CityCenter construction litigation. In March 2010, Perini Building Company, Inc. (“Perini”), general contractor for CityCenter, filed a lawsuit in the Eighth Judicial District Court for Clark County, State of Nevada, against MGM MIRAGE Design Group (a wholly owned subsidiary of the Company which was the original party to the Perini construction agreement) and certain direct or indirect subsidiaries of CityCenter Holdings, LLC (the “CityCenter Owners”). Perini asserted that CityCenter was substantially completed, but the defendants failed to pay Perini approximately $490 million allegedly due and owing under the construction agreement for labor, equipment and materials expended on CityCenter. The complaint further charged the defendants with failure to provide timely and complete design documents, late delivery to Perini of design changes, mismanagement of the change order process, obstruction of Perini’s ability to complete the Harmon component, and fraudulent inducement of Perini to compromise significant amounts due for its general conditions. The complaint advanced claims for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment and promissory estoppel, and fraud and intentional misrepresentation. Perini seeks compensatory damages, punitive damages, attorneys’ fees and costs.

In April 2010, Perini served an amended complaint in this case which joined as defendants many owners of CityCenter residential condominium units (the “Condo Owner Defendants”), added a count for foreclosure of Perini’s recorded master mechanic’s lien against the CityCenter property in the amount of approximately $491 million, and asserted the priority of this mechanic’s lien over the interests of the CityCenter Owners, the Condo Owner Defendants and CityCenter lenders in the CityCenter property.

The CityCenter Owners and the other defendants dispute Perini’s allegations, and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to CityCenter, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon, property damage and Perini’s failure to perform its obligations to pay certain subcontractors and to prevent filing of liens against CityCenter.  Parallel to the court litigation, CityCenter management conducted an extra-judicial program for settlement of CityCenter subcontractor claims.  CityCenter has resolved the claims of 215 first-tier Perini subcontractors (including the claims of any lower-tier subcontractors that might have claims through those first-tier subcontractors), with only seven remaining for further proceedings along with trial of Perini’s claims and CityCenter’s Harmon-related counterclaim and other claims by CityCenter against Perini and its parent guarantor, Tutor Perini.  Three of the remaining subcontractors are implicated in the defective work at the Harmon.  In August 2012, Perini recorded an amended notice of lien reducing its lien to approximately $191 million.

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

In late 2011, CityCenter filed a motion with the district court seeking permission to demolish the Harmon and to set a timetable for completion of all testing prior to the building’s demolition based on a retained structural engineer’s July 2011 conclusion that “[i]n a code-level earthquake, using either the permitted or current code specified loads, it is likely that critical structural members in the tower will fail and become incapable of supporting gravity loads, leading to a partial or complete collapse of the tower,” and in light thereof, the Clark County Building Division’s demand for a plan of action to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake.

Following an evidentiary hearing that spanned several days in March and July 2012, on July 19, 2012 the court ruled that an adequate opportunity for investigation and observation of the Harmon had occurred and granted CityCenter’s motion to demolish the Harmon subject to delivery of a jury instruction at trial that such demolition was CityCenter’s business decision and not itself evidence of any construction defect or safety issue at the Harmon.  CityCenter presented live testimony at the hearing from its structural engineering experts on pervasive defects in the Harmon, as well as, at the court’s express request, a statistician on the use of extrapolation to make conclusions about defects at untested sites in the building based on demonstrated defects at tested sites.

On July 27, 2012, the court ruled that at the Harmon trial CityCenter’s structural engineer would not be permitted to present his findings and conclusions about defects and needed repairs at untested sites in the Harmon building based on his extrapolation from extensive data and analysis at tested sites, which comprised 27% of the Harmon’s most critical structural elements.  Among other grounds, the court opined that the engineer should have used a random number generator to select test sites.  Furthermore, the court refused to accept that the extensive testing and analysis conducted was a sufficient basis for extrapolation he performed.  On October 25, 2012 CityCenter filed with the Nevada Supreme Court an emergency petition for writ of mandamus contesting the district court’s ruling.  The Nevada Supreme Court accepted the petition on October 29, 2012 and set a briefing schedule regarding same.

By order entered October 29, 2012, the district court revoked the previously granted permission to demolish the Harmon and granted in part CityCenter’s motion for permission to conduct additional testing at the Harmon designed to address the court’s extrapolation evidentiary ruling.  However, the order was expressly subject to several conditions concerning the manner in which the remainder of the case proceedings would be conducted, including severance of the trial relating to lien claims of Perini and the remaining contractors from trial of the Harmon counterclaims.  The district court granted a temporary 30-day stay of case proceedings (except for discovery relating to percipient non-expert witnesses) to allow the Nevada Supreme Court to decide the extrapolation evidentiary issue.  CityCenter anticipates that the Nevada Supreme Court will not have ruled on the writ within the 30-day period, in which circumstance CityCenter expects to file a petition to extend the stay and challenge the October 29, 2012 ruling.

The court has set a trial date of June 24, 2013.  Under the October 29, 2012 order, acceptance or rejection of which by CityCenter has been stayed for 30 days by the district court’s temporary stay order, all claims and defenses related to any construction defects at the Harmon would be severed from the trial scheduled to commence on June 24, 2013, and the date for trial of the Harmon construction defects would be determined at a later unspecified date.  Discovery is in process, subject to the district court’s temporary stay order referred to above.  The CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the Perini lawsuit. The Company believes that a loss with respect to Perini’s punitive damages claim is neither probable nor reasonably possible.

Please see below for further discussion on the Company’s completion guarantee obligation which may be impacted by the outcome of the above litigation and the joint venture’s extra-judicial settlement process.

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

As of September 30, 2012, the Company has funded $682 million under the completion guarantee. The Company has recorded a receivable from CityCenter of $99 million related to these amounts, which represents amounts reimbursable to the Company from CityCenter from future residential proceeds. The Company has a remaining estimated net obligation under the completion guarantee of $59 million which includes estimated litigation costs related to the resolution of disputes with contractors as to the final construction costs and estimated amounts to be paid to contractors through the legal process related to the Perini litigation. The Company’s accrual also reflects certain estimated offsets to the amounts claimed by the contractors.  CityCenter has reached settlement agreements with all but seven of Perini’s first-tier subcontractors.  However, significant disputes remain with the general contractor and the remaining subcontractors.  Amounts claimed by such parties exceed amounts included in the Company’s completion guarantee accrual by approximately $154 million, as such amounts exceed the Company’s best estimate of its liability. Moreover, the Company has not accrued for any contingent payments to CityCenter related to the Harmon Hotel & Spa component, which will not be completed using the building as it now stands.

Harmon demolition. In response to a request by the Clark County Building Division (the “Building Division”), CityCenter engaged an engineer to conduct an analysis, based on all available information, as to the structural stability of the Harmon under building-code-specified load combinations.  On July 11, 2011, that engineer submitted the results of his analysis of the Harmon tower and podium in its current as-built condition.  The engineer opined, among other things, that “[i]n a code-level earthquake, using either the permitted or current code specified loads, it is likely that critical structural members in the tower will fail and become incapable of supporting gravity loads, leading to a partial or complete collapse of the tower.  There is missing or misplaced reinforcing steel in columns, beams, shear walls, and transfer walls throughout the structure of the tower below the twenty-first floor.”  Based on this engineering opinion, the Building Division requested a plan of action from CityCenter. CityCenter informed the Building Division it decided to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake by demolishing the building, and enclosed a plan of action for demolition by implosion prepared by LVI Environmental Services of Nevada, Inc (“LVI”).  CityCenter also advised that prior to undertaking the demolition plan of action, it would seek relief from a standing order of the district court judge presiding over the Perini litigation that prohibits alteration or destruction of the building without court approval.  In addition, CityCenter supplied the foundational data for the engineering conclusions stated in the July 11, 2011 letter declaring the Harmon’s structural instability in the event of a code-level earthquake.  On November 22, 2011, the Building Division required that CityCenter submit a plan to abate the code deficiencies discovered in the Harmon tower.

In December 2011, CityCenter resubmitted to the Building Division the plan of abatement action prepared by LVI which was first submitted on August 15, 2011, and met with the Building Division about the requirements necessary to obtain demolition permits and approvals.  As discussed above, the timing of the demolition of the Harmon is subject to rulings in the Perini litigation.

The Company does not believe it would be responsible for funding under the completion guarantee any additional remediation efforts that might be required with respect to the Harmon; however, the Company’s view is based on a number of developing factors, including with respect to on-going litigation with CityCenter’s contractors, actions by local officials and other developments related to the CityCenter venture, all of which are subject to change. CityCenter’s revolving credit facility provides that certain demolition or repair expenses may be funded only from (i) member contributions designated for demolition of the Harmon, (ii) the proceeds of certain specified extraordinary receipts (which include any proceeds from the Perini litigation) or (iii) cash or cash equivalents in an amount not to exceed $30 million in the aggregate. Based on current estimates, which are subject to change, the Company believes the demolition of the Harmon would cost approximately $32 million.

Sales and use tax on complimentary meals.  In March 2008, the Nevada Supreme Court ruled, in a case involving another gaming company, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from use tax.  The Company had previously paid use tax on these items and has generally filed for refunds for the periods from January 2001 to February 2008 related to this matter. The Company is claiming the exemption on sales and use tax returns for periods after February 2008 in light of this Nevada Supreme Court decision and has not accrued or paid any sales or use tax for those periods.  In February 2012, the Nevada Department of Taxation asserted that customer complimentary meals and employee meals are subject to sales tax on a prospective basis commencing February 15, 2012.  In July 2012, the Nevada Department of Taxation announced that sales taxes applicable to such meals are due and payable without penalty or interest at the earlier of certain regulatory, judicial or legislative events or June 30, 2013.  The Nevada Department of Taxation’s position stems from a Nevada Tax Commission decision concerning another gaming company which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The other gaming company filed in Clark County District Court a petition for judicial review of the Nevada Tax Commission decision.  The District Court recently issued a ruling in such case holding that complementary meals provided to customers were subject to sales tax, while meals provided to employees were not subject to sales tax. The Company anticipates that this decision will be appealed to the Nevada Supreme Court.  The Company continues to disagree with the Nevada Department of Taxation assertions.  Based on an analysis of the facts and circumstances as of the date of these financial statements, the Company does not believe it is probable it will incur a liability with respect to such assertions.  Any reasonably possible range of loss would not be material to the Company’s financial statements as of September 30, 2012.

Cotai land concession contract.  On October 18, 2012, MGM Grand Paradise formally accepted the terms and conditions of a land concession contract from the government of Macau to develop a resort and casino on an approximately 17.8 acre site in Cotai, Macau.  The land concession contract will not become effective until the Macau government publishes it in the Official Gazette of Macau.  The total land premium payable to the Macau government for the land concession contract is approximately $161 million and is composed of a down payment and eight additional semi-annual payments. In October 2012, MGM China paid approximately $56 million as the initial down payment of the contract premium. In addition, MGM Grand Paradise is required to pay the Macau government approximately $269,000 per year in rent during the course of development of the land and approximately $681,000 per year in rent once the development is completed. The annual rent is subject to review by the Macau government every five years.

Other guarantees.  The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions.  The Company’s senior credit facility limits the amount of letters of credit that can be issued to $250 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit.  At September 30, 2012, the Company had provided $37 million of total letters of credit.  At September 30, 2012, MGM China guaranteed approximately $39 million of debt under the MGM Grand Paradise credit facility.

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

NOTE 7 — INCOME (LOSS) PER SHARE OF COMMON STOCK

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted income (loss) per share consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Numerator:
Net income (loss) attributable to MGM Resorts International - basic	$(181,159)	$(123,786)	$(543,864)	$3,228,328
Interest on convertible debt, net of tax	—	—	—	28,141
Net income (loss) attributable to MGM Resorts International - diluted	$(181,159)	$(123,786)	$(543,864)	$3,256,469

Denominator:
Weighted-average common shares outstanding - basic	488,945	488,636	488,913	488,595
Potential dilution from share-based awards	—	—	—	1,773
Potential dilution from assumed conversion of convertible debt	—	—	—	68,176
Weighted-average common and common equivalent shares - diluted	488,945	488,636	488,913	558,544

Anti-dilutive share-based awards excluded from the calculation of diluted earnings per share	22,993	28,791	22,993	19,900

NOTE 8 — STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

Noncontrolling interests.  As discussed in Note 3, the Company became the controlling shareholder of MGM China and began consolidating MGM China in its financial statements as of June 3, 2011. The noncontrolling interests in MGM China and other minor subsidiaries are presented as a separate component of stockholders’ equity in the Company’s consolidated balance sheets and the net income attributable to noncontrolling interests is presented on the Company’s consolidated statements of operations.

MGM China dividend.  MGM China paid an approximately $400 million dividend in March 2012, of which approximately $204 million remained within the consolidated entity and approximately $196 million was distributed to noncontrolling interests.

Supplemental equity information.  The following table presents the Company’s changes in stockholders’ equity for the nine months ended September 30, 2012:

	MGM Resorts
	International		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interests	Equity
	(In thousands)
Balances, January 1, 2012	$6,086,578	$3,795,644	$9,882,222
Net income (loss)	(543,864)	115,449	(428,415)
Currency translation adjustment	6,555	6,286	12,841
Stock-based compensation	31,175	2,025	33,200
Change in excess tax benefit from stock-based compensation	(26,455)	—	(26,455)
Issuance of common stock pursuant to stock-based compensation awards	(721)	—	(721)
Cash distributions to noncontrolling interest owners	—	(207,171)	(207,171)
Other	2	—	2
Balances, September 30, 2012	$5,553,270	$3,712,233	$9,265,503

NOTE 9 — STOCK-BASED COMPENSATION

2005 Omnibus Incentive Plan. As of September 30, 2012, the Company had an aggregate of approximately 16 million shares of common stock available for grant as share-based awards under the Company’s omnibus incentive plan (“Omnibus Plan”).  A summary of activity under the Company’s share-based payment plans for the nine months ended September 30, 2012 is presented below:

Stock options and stock appreciation rights (“SARs”)

		Weighted
		Average
	Shares	Exercise
	(000’s)	Price
Outstanding at January 1, 2012	30,320	$20.18
Granted	258	12.33
Exercised	(832)	12.16
Forfeited or expired	(7,930)	33.70
Outstanding at September 30, 2012	21,816	15.48
Exercisable at Sepember 30, 2012	13,533	18.30

Restricted Stock Units (“RSUs”)

		Weighted
		Average
	Shares	Grant-Date
	(000’s)	Fair Value
Nonvested at January 1, 2012	1,181	$11.15
Granted	109	10.82
Vested	(71)	18.69
Forfeited	(42)	12.49
Nonvested at September 30, 2012	1,177	10.62

MGM China Share Option Plan. As of September 30, 2012, MGM China had an aggregate of approximately 1.1 billion shares of options available for grant as share-based awards (“MGM China Plan”). A summary of activity under the MGM China Plan for the nine months ended September 30, 2012 is presented below:

Stock options

		Weighted
		Average
	Shares	Exercise
	(000’s)	Price
Outstanding at January 1, 2012	19,260	$1.99
Granted	955	1.78
Forfeited or expired	(930)	2.01
Outstanding at September 30, 2012	19,285	1.98
Exercisable at September 30, 2012	4,543	2.00

Recognition of compensation cost. Compensation cost for both the Omnibus Plan and MGM China Plan was recognized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Compensation cost:
Stock options and SARs	$5,504	$5,650	$17,984	$17,307
RSUs	3,408	4,148	11,084	12,906
MGM China Plan	1,437	1,347	4,132	1,748
Total compensation cost	10,349	11,145	33,200	31,961
Less: CityCenter reimbursed costs	(1,013)	(1,091)	(3,068)	(3,300)
Compensation cost recognized as expense	9,336	10,054	30,132	28,661
Less: Related tax benefit	(108)	(3,031)	(525)	(9,368)
Compensation expense, net of tax benefit	$9,228	$7,023	$29,607	$19,293

NOTE 10 — PROPERTY TRANSACTIONS, NET

Property transactions, net includes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Grand Victoria investment impairment charge	$—	$—	$85,009	$—
Circus Circus Reno impairment charge	—	79,658	—	79,658
Other property transactions, net	5,803	2,179	12,178	3,170
	$5,803	$81,837	$97,187	$82,828

See Note 4 for discussion of the Grand Victoria investment impairment charge.

At September 30, 2011, the Company reviewed the carrying value of its Circus Circus Reno long-lived assets for impairment using revised operating forecasts developed by management for that resort in the third quarter of 2011. Due to current and forecasted market conditions and results of operations through September 30, 2011 being lower than previous forecasts, the Company recorded a non-cash impairment charge of $80 million in the third quarter of 2011 related to a writedown of Circus Circus Reno’s long-lived assets.  The Company’s discounted cash flow analysis for Circus Circus Reno included estimated future cash inflows from operations and estimated future cash outflows for capital expenditures utilizing an estimated discount rate and terminal year capitalization rate.

Other property transactions for the three and nine months ended September 30, 2012 and 2011 include miscellaneous asset disposals and demolition costs.

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

The Company’s management utilizes Adjusted Property EBITDA as the primary profit measure for its reportable segments. Adjusted Property EBITDA is a non-GAAP measure defined as Adjusted EBITDA before corporate expense and stock compensation expense related to the MGM Resorts stock option plan, which are not allocated to the reportable segments. MGM China recognizes stock compensation expense related to its stock compensation plan which is included in the calculation of Adjusted EBITDA for MGM China. Adjusted EBITDA is a non-GAAP measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net and the gain on the MGM China transaction.

The following table presents the Company’s segment information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net Revenues:
Wholly owned domestic resorts	$1,486,155	$1,509,375	$4,470,981	$4,421,113
MGM China	665,074	623,050	2,076,460	816,034
Reportable segment net revenues	2,151,229	2,132,425	6,547,441	5,237,147
Corporate and other	103,749	101,162	318,892	315,276
	$2,254,978	$2,233,587	$6,866,333	$5,552,423

Adjusted EBITDA:
Wholly owned domestic resorts	$324,764	$347,594	$990,894	$978,942
MGM China	152,491	139,326	503,572	185,748
Reportable segment
Adjusted Property EBITDA	477,255	486,920	1,494,466	1,164,690
Corporate and other	(104,872)	(42,989)	(190,266)	(32,760)
	372,383	443,931	1,304,200	1,131,930
Other operating income (expense):
Preopening and start-up expenses	(765)	—	(765)	316
Property transactions, net	(5,803)	(81,837)	(97,187)	(82,828)
Gain on MGM China transaction	—	—	—	3,496,005
Depreciation and amortization	(228,414)	(249,520)	(700,866)	(579,384)
Operating income	137,401	112,574	505,382	3,966,039
Non-operating income (expense):
Interest expense, net of amounts capitalized	(275,771)	(272,542)	(836,436)	(812,680)
Non-operating items from unconsolidated affiliates	(20,901)	(24,692)	(68,603)	(92,984)
Other, net	2,012	(1,595)	(55,518)	(18,567)
	(294,660)	(298,829)	(960,557)	(924,231)

Income (loss) before income taxes	(157,259)	(186,255)	(455,175)	3,041,808
Benefit for income taxes	2,585	79,680	26,760	212,437

Net income (loss)	(154,674)	(106,575)	(428,415)	3,254,245
Less: Net income attributable to noncontrolling interests	(26,485)	(17,211)	(115,449)	(25,917)
Net income (loss) attributable to MGM Resorts International	$(181,159)	$(123,786)	$(543,864)	$3,228,328

NOTE 12 — RELATED PARTY TRANSACTIONS

MGM China.  In connection with the MGM China IPO, MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd. “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Pansy Ho indirectly holds a noncontrolling interest, entered into a brand license agreement with MGM China.  MGM China pays a license fee to MGM Branding and Development equal to 1.75% of MGM China’s consolidated net revenue, subject to an annual cap of $30 million in 2012, increasing by 20% per annum for each subsequent calendar year during the term of the agreement. In the three months ended September 30, 2012 and 2011, total license fees of $5 million and $11 million, respectively, were incurred by MGM China.  In the nine months ended September 30, 2012 and 2011, MGM China incurred $30 million and $14 million of license fees, respectively. Such amounts have been eliminated in consolidation.

MGM China also entered into a development services agreement with MGM Branding and Development to provide certain development services to MGM China in connection with future expansion of existing projects and development of future resort gaming projects. Such services are subject to a development fee which is calculated separately for each resort casino property upon commencement of development. For each such property, the fee is 2.625% of project costs, to be paid in installments as certain benchmarks are achieved. Project costs are the total costs incurred for the design, development and construction of the casino, casino hotel, integrated resort and other related sites associated with each project, including costs of construction, fixtures and fittings, signage, gaming and other supplies and equipment and all costs associated with the opening of the business to be conducted at each project but excluding the cost of land and gaming concessions and financing costs. The development fee is subject to an annual cap of $20 million per annum for the initial financial year for each project, which amount shall increase by 10% per annum for each succeeding financial year during the term of the agreement. In the nine months ended September 30, 2012, MGM China incurred $6 million of fees to MGM Branding and Development related to development services. Such amount is eliminated in consolidation.

NOTE 13 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s domestic subsidiaries, excluding certain minor subsidiaries, its domestic insurance subsidiaries and MGM Grand Detroit, LLC and its subsidiaries, have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility, the senior notes, senior secured notes and the senior subordinated notes.  The Company’s international subsidiaries, including MGM China, are not guarantors of such indebtedness. The Company has corrected certain prior year amounts in the current year’s presentation to properly reflect the Company’s investment in its proportionate share of subsidiaries’ net assets, which had previously reflected the entire share of subsidiaries’ net assets and to properly reflect the other non-current assets, allocations of income tax and presentation of intercompany balances between the parent and the subsidiaries as required by Regulation S-X, Rule 3-10.  The Company has determined that the impact of these corrections is immaterial.  Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of September 30, 2012 and December 31, 2011 and for the three and nine month periods ended September 30, 2012 and 2011 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$1,070,116	$891,110	$1,386,934	$(343)	$3,347,817
Property and equipment, net	—	13,459,359	1,317,962	(11,972)	14,765,349
Investments in subsidiaries	20,550,628	4,222,904	—	(24,773,532)	—
Investments in and advances to unconsolidated affiliates	—	1,481,499	7,163	—	1,488,662
Other non-current assets	159,914	654,154	7,415,465	—	8,229,533
	$21,780,658	$20,709,026	$10,127,524	$(24,785,847)	$27,831,361

Current liabilities	$355,199	$970,051	$708,947	$(8,343)	$2,025,854
Intercompany accounts	768,407	(850,156)	81,749	—	—
Deferred income taxes	2,278,428	—	249,400	—	2,527,828
Long-term debt	12,680,404	155,654	989,393	—	13,825,451
Other long-term obligations	144,950	41,114	661	—	186,725
Total liabilities	16,227,388	316,663	2,030,150	(8,343)	18,565,858
MGM Resorts stockholders’ equity	5,553,270	20,392,363	4,385,141	(24,777,504)	5,553,270
Noncontrolling interests	—	—	3,712,233	—	3,712,233
Total stockholders’ equity	5,553,270	20,392,363	8,097,374	(24,777,504)	9,265,503
	$21,780,658	$20,709,026	$10,127,524	$(24,785,847)	$27,831,361

	At December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$889,748	$972,309	$951,414	$(751)	$2,812,720
Property and equipment, net	—	13,567,922	1,310,694	(11,972)	14,866,644
Investments in subsidiaries	20,336,482	4,135,039	—	(24,471,521)	—
Investments in and advances to unconsolidated affiliates	—	1,628,420	7,152	—	1,635,572
Other non-current assets	146,515	658,089	7,646,736	—	8,451,340
	$21,372,745	$20,961,779	$9,915,996	$(24,484,244)	$27,766,276

Current liabilities	$280,232	$950,724	$514,559	$(751)	$1,744,764
Intercompany accounts	334,454	(377,756)	43,302	—	—
Deferred income taxes	2,237,628	—	264,468	—	2,502,096
Long-term debt	12,310,634	157,221	1,002,312	—	13,470,167
Other long-term obligations	123,219	43,300	508	—	167,027
Total liabilities	15,286,167	773,489	1,825,149	(751)	17,884,054
MGM Resorts stockholders’ equity	6,086,578	20,188,290	4,295,203	(24,483,493)	6,086,578
Noncontrolling interests	—	—	3,795,644	—	3,795,644
Total stockholders’ equity	6,086,578	20,188,290	8,090,847	(24,483,493)	9,882,222
	$21,372,745	$20,961,779	$9,915,996	$(24,484,244)	$27,766,276

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,450,101	$805,535	$(658)	$2,254,978
Equity in subsidiaries’ earnings	89,705	47,759	—	(137,464)	—
Expenses:
Casino and hotel operations	1,676	904,578	556,958	(658)	1,462,554
General and administrative	1,853	265,040	52,213	—	319,106
Corporate expense	14,390	48,524	8,078	(8,000)	62,992
Preopening and start-up expenses	—	124	641	—	765
Property transactions, net	—	5,319	484	—	5,803
Depreciation and amortization	—	128,466	99,948	—	228,414
	17,919	1,352,051	718,322	(8,658)	2,079,634

Income (loss) from unconsolidated affiliates	—	(37,919)	(24)	—	(37,943)
Operating income (loss)	71,786	107,890	87,189	(129,464)	137,401
Interest expense, net of amounts capitalized	(261,094)	(2,730)	(11,947)	—	(275,771)
Other, net	6,904	(20,170)	(5,623)	—	(18,889)
Income (loss) before income taxes	(182,404)	84,990	69,619	(129,464)	(157,259)
Benefit (provision) for income taxes	1,245	1,436	(96)	—	2,585
Net income (loss)	(181,159)	86,426	69,523	(129,464)	(154,674)
Less: net income attributable to noncontrolling interests	—	—	(26,485)	—	(26,485)
Net income (loss) attributable to MGM Resorts International	$(181,159)	$86,426	$43,038	$(129,464)	$(181,159)

Net income (loss)	$(181,159)	$86,426	$69,523	$(129,464)	$(154,674)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,487	1,487	2,840	(2,974)	2,840
Other comprehensive income	1,487	1,487	2,840	(2,974)	2,840
Comprehensive income (loss)	(179,672)	87,913	72,363	(132,438)	(151,834)
Less: comprehensive income attributable to noncontrolling interests	—	—	(27,838)	—	(27,838)
Comprehensive income (loss) attributable to MGM Resorts International	$(179,672)	$87,913	$44,525	$(132,438)	$(179,672)

	Nine Months Ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$4,356,937	$2,510,591	$(1,195)	$6,866,333
Equity in subsidiaries’ earnings	317,428	160,260	—	(477,688)	—
Expenses:
Casino and hotel operations	5,919	2,733,100	1,699,378	(1,195)	4,437,202
General and administrative	5,683	771,581	154,609	—	931,873
Corporate expense	46,719	101,216	7,857	(8,000)	147,792
Preopening and start-up expenses	—	124	641	—	765
Property transactions, net	—	94,356	2,831	—	97,187
Depreciation and amortization	—	389,651	311,215	—	700,866
	58,321	4,090,028	2,176,531	(9,195)	6,315,685

Loss from unconsolidated affiliates	—	(45,131)	(135)	—	(45,266)
Operating income (loss)	259,107	382,038	333,925	(469,688)	505,382
Interest expense, net of amounts capitalized	(791,003)	(8,238)	(37,195)	—	(836,436)
Other, net	(23,811)	(66,909)	(33,401)	—	(124,121)
Income (loss) before income taxes	(555,707)	306,891	263,329	(469,688)	(455,175)
Benefit for income taxes	11,843	463	14,454	—	26,760
Net income (loss)	(543,864)	307,354	277,783	(469,688)	(428,415)
Less: net income attributable to noncontrolling interests	—	—	(115,449)	—	(115,449)
Net income (loss) attributable to MGM Resorts International	$(543,864)	$307,354	$162,334	$(469,688)	$(543,864)

Net income (loss)	$(543,864)	$307,354	$277,783	$(469,688)	$(428,415)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	6,555	6,555	12,841	(13,110)	12,841
Other comprehensive income	6,555	6,555	12,841	(13,110)	12,841
Comprehensive income (loss)	(537,309)	313,909	290,624	(482,798)	(415,574)
Less: comprehensive income attributable to noncontrolling interests	—	—	(121,735)	—	(121,735)
Comprehensive income (loss) attributable to MGM Resorts International	$(537,309)	$313,909	$168,889	$(482,798)	$(537,309)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(655,726)	$771,165	$771,823	$—	$887,262
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(254,852)	(61,905)	—	(316,757)
Investments in and advances to unconsolidated affiliates	(37,000)	—	—	—	(37,000)
Distributions from unconsolidated affiliates in excess of earnings	—	1,347	—	—	1,347
Investments in treasury securities - maturities longer than 90 days	—	(195,313)	—	—	(195,313)
Proceeds from treasury securities - maturities longer than 90 days	—	225,301	—	—	225,301
Other	—	(1,086)	101	—	(985)
Net cash used in investing activities	(37,000)	(224,603)	(61,804)	—	(323,407)
Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(192,100)	—	(13,826)	—	(205,926)
Borrowings under bank credit facilities - maturities longer than 90 days	—	—	900,000	—	900,000
Repayments under bank credit facilities - maturities longer than 90 days	(1,834,128)	—	(900,000)	—	(2,734,128)
Issuance of senior notes	2,850,000	—	—	—	2,850,000
Retirement of senior notes	(534,650)	—	—	—	(534,650)
Debt issuance costs	(54,459)	—	—	—	(54,459)
Intercompany accounts	591,602	(548,791)	(42,811)	—	—
Distributions to noncontrolling interest owners	—	—	(206,806)	—	(206,806)
Other	(843)	(833)	(57)	—	(1,733)
Net cash provided by (used in) financing activities	825,422	(549,624)	(263,500)	—	12,298

Effect of exchange rate on cash	—	—	1,093	—	1,093

Cash and cash equivalents
Net increase (decrease) for the period	132,696	(3,062)	447,612	—	577,246
Balance, beginning of period	795,326	230,888	839,699	—	1,865,913
Balance, end of period	$928,022	$227,826	$1,287,311	$—	$2,443,159

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,472,128	$763,030	$(1,571)	$2,233,587
Equity in subsidiaries’ earnings	51,408	27,027	—	(78,435)	—
Expenses:
Casino and hotel operations	2,122	914,727	527,345	(1,571)	1,442,623
General and administrative	2,520	254,130	47,399	—	304,049
Corporate expense	15,619	27,250	654	—	43,523
Property transactions, net	—	81,538	299	—	81,837
Depreciation and amortization	—	141,337	108,183	—	249,520
	20,261	1,418,982	683,880	(1,571)	2,121,552

Income (loss) from unconsolidated affiliates	—	630	(91)	—	539
Operating income (loss)	31,147	80,803	79,059	(78,435)	112,574
Interest expense	(254,149)	(4,771)	(13,622)	—	(272,542)
Other, net	13,012	(24,750)	(14,549)	—	(26,287)
Income (loss) before income taxes	(209,990)	51,282	50,888	(78,435)	(186,255)
Benefit (provision) for income taxes	86,204	(3,021)	(3,503)	—	79,680
Net income (loss)	(123,786)	48,261	47,385	(78,435)	(106,575)
Less: net income attributable to noncontrolling interests	—	—	(17,211)	—	(17,211)
Net income (loss) attributable to MGM Resorts International	$(123,786)	$48,261	$30,174	$(78,435)	$(123,786)

Net income (loss)	$(123,786)	$48,261	$47,385	$(78,435)	$(106,575)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1,756)	(1,756)	(3,528)	3,512	(3,528)
Other comprehensive loss	(1,756)	(1,756)	(3,528)	3,512	(3,528)
Comprehensive income (loss)	(125,542)	46,505	43,857	(74,923)	(110,103)
Less: comprehensive income attributable to noncontrolling interests	—	—	(15,439)	—	(15,439)
Comprehensive income (loss) attributable to MGM Resorts International	$(125,542)	$46,505	$28,418	$(74,923)	$(125,542)

	Nine Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$4,308,495	$1,245,499	$(1,571)	$5,552,423
Equity in subsidiaries’ earnings	3,802,141	3,649,901	—	(7,452,042)	—
Expenses:
Casino and hotel operations	7,416	2,701,141	814,199	(1,571)	3,521,185
General and administrative	7,388	761,949	105,856	—	875,193
Corporate expense	46,743	72,732	549	—	120,024
Preopening and start-up expenses	—	(316)	—	—	(316)
Property transactions, net	—	82,149	679	—	82,828
Gain on MGM China transaction	—	—	(3,496,005)	—	(3,496,005)
Depreciation and amortization	—	424,696	154,688	—	579,384
	61,547	4,042,351	(2,420,034)	(1,571)	1,682,293

Income (loss) from unconsolidated affiliates	—	(19,089)	114,998	—	95,909
Operating income (loss)	3,740,594	3,896,956	3,780,531	(7,452,042)	3,966,039
Interest expense	(766,992)	(14,416)	(31,272)	—	(812,680)
Other, net	24,776	(86,951)	(49,376)	—	(111,551)
Income (loss) before income taxes	2,998,378	3,795,589	3,699,883	(7,452,042)	3,041,808
Benefit (provision) for income taxes	229,950	(3,106)	(14,407)	—	212,437
Net income (loss)	3,228,328	3,792,483	3,685,476	(7,452,042)	3,254,245
Less: net income attributable to noncontrolling interests	—	—	(25,917)	—	(25,917)
Net income (loss) attributable to MGM Resorts International	$3,228,328	$3,792,483	$3,659,559	$(7,452,042)	$3,228,328

Net income (loss)	$3,228,328	$3,792,483	$3,685,476	$(7,452,042)	$3,254,245
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(2,938)	(2,938)	(6,362)	5,876	(6,362)
Other	(37)	(37)	—	37	(37)
Other comprehensive loss	(2,975)	(2,975)	(6,362)	5,913	(6,399)
Comprehensive income (loss)	3,225,353	3,789,508	3,679,114	(7,446,129)	3,247,846
Less: comprehensive income attributable to noncontrolling interests	—	—	(22,493)	—	(22,493)
Comprehensive income (loss) attributable to MGM Resorts International	$3,225,353	$3,789,508	$3,656,621	$(7,446,129)	$3,225,353

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(442,532)	$719,590	$203,982	$—	$481,040
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(156,525)	(19,799)	—	(176,324)
Acquisition of MGM China, net of cash paid	—	—	407,046	—	407,046
Investments in and advances to unconsolidated affiliates	(71,000)	(36,648)	—	—	(107,648)
Distributions from unconsolidated affiliates in excess of earnings	—	3,077	—	—	3,077
Investments in treasury securities- maturities longer than 90 days	—	(240,239)	—	—	(240,239)
Proceeds from treasury securities- maturities longer than 90 days	—	240,070	—	—	240,070
Other	—	(145)	40	—	(105)
Net cash provided by (used in) investing activities	(71,000)	(190,410)	387,287	—	125,877
Cash flows from financing activities
Net (repayments) borrowings under bank credit facilities - maturities of 90 days or less	34,391	—	(473,271)	—	(438,880)
Borrowings under bank credit facilities maturities longer than 90 days	4,492,866	—	1,282,119	—	5,774,985
Repayments under bank credit facilities maturities longer than 90 days	(3,668,257)	—	(900,000)	—	(4,568,257)
Issuance of senior notes	311,415	—	—	—	311,415
Retirement of senior notes	(356,700)	(8,436)	—	—	(365,136)
Intercompany accounts	632,911	(592,450)	(40,461)	—	—
Other	(777)	(946)	(2,827)	—	(4,550)
Net cash provided by (used in) financing activities	1,445,849	(601,832)	(134,440)	—	709,577

Effect of exchange rate on cash	—	—	(333)	—	(333)

Cash and cash equivalents
Net increase (decrease) for the period	932,317	(72,652)	456,496	—	1,316,161
Balance, beginning of period	72,457	278,801	147,706	—	498,964
Balance, end of period	$1,004,774	$206,149	$604,202	$—	$1,815,125

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

Executive Overview

Our primary business is the ownership and operation of casino resorts, which includes offering gaming, hotel, convention, dining, entertainment, retail and other resort amenities. We believe that we own and invest in several of the premier casino resorts in the world and have continually reinvested in our resorts to maintain our competitive advantage. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our resorts to generate operating cash flow to repay debt financings, fund maintenance capital expenditures and provide cash for future development. Our results of operations are affected by decisions we make related to our capital allocation, our access to capital and our cost of capital. Our access to lower cost capital has improved, and over the next few years we remain committed to further deleveraging our balance sheet and improving our credit profile.

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

We have two reportable segments that are based on the regions in which we operate: wholly owned domestic resorts and MGM China. We currently operate 15 wholly owned resorts in the United States. MGM China’s operations consist of the MGM Macau resort and casino and the development of a gaming resort in Cotai. We have additional business activities including investments in unconsolidated affiliates, our MGM Hospitality operations and certain other corporate and management operations. CityCenter is our most significant unconsolidated affiliate, which we also manage for a fee.  Our operations which have not been segregated into separate reportable segments are reported as “corporate and other” operations in our reconciliations of segment results to consolidated results.

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

MGM China

On June 3, 2011, we and Ms. Ho, Pansy Catilina Chiu King (“Ms. Pansy Ho”) completed a reorganization of the capital structure and the initial public offering of 760 million shares of MGM China on The Stock Exchange of Hong Kong Limited (the “IPO”), representing 20% of the post issuance base capital stock of MGM China, at an offer price of HKD 15.34 per share. Pursuant to this reorganization, we acquired, through a wholly owned subsidiary, an additional 1% of the overall capital stock of MGM China for HKD 15.34 per share, or approximately $75 million, and thereby became the owner of 51% of MGM China, which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns the MGM Macau resort and casino (“MGM Macau”) and the related gaming subconcession and land concession and is in the process of developing a gaming resort in Cotai.

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

Borgata. We have a 50% economic interest in Borgata Hotel Casino & Spa (“Borgata”) located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation (“Boyd”) owns the other 50% of Borgata and also operates the resort.   Our interest is held in trust and is currently offered for sale pursuant to our amended settlement agreement with the New Jersey Department of Gaming Enforcement (“DGE”) and approved by the New Jersey Casino Control Commission (“CCC”). The terms of the amended settlement agreement mandate the sale by March 2014. We have the right to direct the sale through March 2013, subject to approval of the CCC, and the trustee is responsible for selling the trust property during the following 12-month period.

We consolidate the trust because we are the sole economic beneficiary and we account for our interest in Borgata under the cost method. As of September 30, 2012, the trust had $149 million of cash and investments, of which $120 million is held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within “Prepaid expenses and other.” For the three and nine months ended September 30, 2012, $12 million and $38 million, respectively, were withdrawn from the trust account for the payment of property taxes and interest on our senior credit facility, as authorized in accordance with the terms of the trust agreement.

Results of Operations

The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2012 and 2011.

Summary Financial Results

The following table summarizes our financial results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net revenues	$2,254,978	$2,233,587	$6,866,333	$5,552,423
Operating income	137,401	112,574	505,382	3,966,039
Net income (loss)	(154,674)	(106,575)	(428,415)	3,254,245
Net income (loss) attributable to MGM Resorts International	(181,159)	(123,786)	(543,864)	3,228,328

Our results of operations include the results of MGM China on a consolidated basis following the June 3, 2011 date of acquisition. Prior to that date, results of operations of MGM Macau were reflected under the equity method of accounting. See “Operating Results — Income (loss) from Unconsolidated Affiliates.”

Consolidated net revenue for the three months ended September 30, 2012 increased 1% driven by a 7% increase in MGM China net revenue.  Net revenue for the year-to-date period increased 24%, primarily due to the consolidation of MGM China.  See section below for additional information related to segment revenues.

Consolidated operating income was $137 million for the three months ended September 30, 2012 compared to $113 million for the three months ended September 30, 2011.  Operating income in the current year quarter was affected by $18 million related to our share of a CityCenter residential inventory impairment charge and $16 million related to costs CityCenter accrued for the Harmon demolition.  The current year quarter results benefited from improved operating results at MGM China.  Operating income in the prior year was affected by an $80 million impairment charge related to Circus Circus Reno.

Consolidated operating income was $505 million for the year-to-date period ended September 30, 2012 and was impacted by the items noted above.  Consolidated operating income of $4.0 billion for the nine months ended September 30, 2011 was affected by the items above and also by $26 million related to our share of a CityCenter residential inventory impairment charge and a gain of $3.5 billion related to the MGM China transaction, both in the second quarter of 2011.

Corporate expense increased 45% to $63 million for the third quarter of 2012 and increased 23% to $148 million for the year-to-date period primarily as a result of additional legal and professional services and as a result of costs associated with development efforts in Maryland, Massachusetts and Toronto.

Depreciation and amortization in the third quarter of 2012 decreased $21 million from 2011, partially due to certain assets becoming fully depreciated and also impacted by lower expense at MGM China resulting from the accelerated amortization of its customer list intangible asset.  Depreciation for the year-to-date period increased to $701 million and included $283 million of depreciation and amortization for MGM China.

Operating Results — Detailed Segment Information

The following table presents net revenue and Adjusted EBITDA by reportable segment.  Management uses Adjusted Property EBITDA as the primary profit measure for our reportable segments.  See “Non-GAAP Measures” for additional Adjusted EBITDA information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net revenues:
Wholly owned domestic resorts	$1,486,155	$1,509,375	$4,470,981	$4,421,113
MGM China	665,074	623,050	2,076,460	816,034
Reportable segment net revenues	2,151,229	2,132,425	6,547,441	5,237,147
Corporate and other	103,749	101,162	318,892	315,276
	$2,254,978	$2,233,587	$6,866,333	$5,552,423

Adjusted EBITDA:
Wholly owned domestic resorts	$324,764	$347,594	$990,894	$978,942
MGM China	152,491	139,326	503,572	185,748
Reportable segment Adjusted Property EBITDA	477,255	486,920	1,494,466	1,164,690
Corporate and other	(104,872)	(42,989)	(190,266)	(32,760)
	$372,383	$443,931	$1,304,200	$1,131,930

See below for detailed discussion of segment results related to our wholly owned domestic operations and MGM China.  Corporate and other revenue includes revenues from MGM Hospitality and management operations and reimbursed revenue primarily related to our CityCenter management agreement. Adjusted EBITDA loss related to corporate and other for the three month period increased primarily as a result of our share of CityCenter residential impairment and accrued Harmon demolition costs at CityCenter as discussed above and an increase in corporate expense. For the nine month period, corporate and other Adjusted EBITDA loss increased due to these factors and MGM Macau being recorded as an equity method investment prior to June 3, 2011.  The nine month period increase was offset in part by the inclusion of our share of a CityCenter residential impairment charge in the second quarter of 2011, as described above.

Wholly owned domestic resorts.  The following table presents detailed net revenue at our wholly owned domestic resorts:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
		Percentage			Percentage
	2012	Change	2011	2012	Change	2011
	(In thousands)
Casino revenue, net:
Table games	$204,286	2%	$199,502	$588,531	4%	$566,629
Slots	417,107	1%	414,202	1,241,349	3%	1,210,423
Other	17,860	18%	15,152	52,822	6%	49,667
Casino revenue, net	639,253	2%	628,856	1,882,702	3%	1,826,719
Non-casino revenue:
Rooms	378,994	(3)%	390,649	1,163,038	1%	1,151,486
Food and beverage	342,242	(2)%	349,813	1,068,537	2%	1,048,323
Entertainment, retail and other	285,043	(6)%	301,781	835,866	(3)%	861,025
Non-casino revenue	1,006,279	(3)%	1,042,243	3,067,441	0%	3,060,834
	1,645,532	(2)%	1,671,099	4,950,143	1%	4,887,553
Less: Promotional allowances	(159,377)	(1)%	(161,724)	(479,162)	3%	(466,440)
	$1,486,155	(2)%	$1,509,375	$4,470,981	1%	$4,421,113

Net revenue related to wholly owned domestic resorts for the third quarter of 2012 decreased 2% compared to the prior year third quarter primarily due to a decrease in non-casino revenue.  Casino revenue increased primarily due to a 2% increase in table games revenue.  Table games hold percentage was 20.4% in the current year quarter and 19.5% in the prior year quarter.  Slot revenue was up 1% for the third quarter.

Net revenue related to wholly owned domestic resorts increased 1% for the year-to-date period, driven by an increase in casino revenue.  Table games revenue increased 4% for the year-to-date period with a hold percentage of 18.9% compared to 18.5% for the prior year period. Slots revenue increased 3% on a year-to-date basis.

Rooms revenue in the third quarter of 2012 decreased 3%, with a 2% decrease in Las Vegas Strip REVPAR.  Rooms revenue for the 2012 year-to-date period increased 1% with a 2% increase in Las Vegas Strip REVPAR.  The following table shows key hotel statistics for our Las Vegas Strip resorts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Occupancy	92%	95%	92%	92%
Average Daily Rate (ADR)	$124	$124	$129	$126
Revenue per Available Room (REVPAR)	114	117	119	116

Adjusted Property EBITDA for wholly owned domestic resorts decreased 7% compared to the third quarter of 2011 primarily due to lower non-casino revenues.  Adjusted Property EBITDA for Bellagio was negatively affected by a significantly lower than normal table games hold percentage and Adjusted Property EBITDA for The Mirage was positively affected by a significantly higher than normal hold percentage.  Adjusted Property EBITDA for wholly owned domestic resorts increased 1% for the year-to-date period.

MGM China.  The following table presents summary financial results for MGM China beginning on June 3, 2011.  Prior to June 3, 2011, the results of MGM Macau were accounted for under the equity method of accounting:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net revenues	$665,074	$623,050	$2,076,460	$816,034
Operating income	60,527	40,788	218,869	60,236
Net income	56,820	29,594	217,102	45,109

For the three months ended September 30, 2012, net revenue for MGM China was $665 million, a 7% increase over the prior year quarter, driven by increases in volume for main floor table games and slots of 10% and 37%, respectively. VIP table games turnover decreased 5% from the prior year quarter, while hold percentage was 3.0% in the current year quarter compared to 2.9% in the prior year quarter.  MGM China’s operating income was $61 million for the three months ended September 30, 2012 and Adjusted EBITDA was $152 million. Branding fee expense was $5 million in the current year quarter, as the annual branding fee cap was reached in August, compared to $11 million in the prior year quarter. Adding back the branding fees in both periods, Adjusted EBITDA increased 5%.

Net revenue for MGM China for the nine month period ended September 30, 2012 was $2.1 billion, a 10% increase over MGM Macau’s prior year results, driven by increases in volume for main floor table games and slots of 10% and 34%, respectively. VIP table games turnover decreased 2% from the prior year, while hold percentage was 3.1% in the current year compared to 3.0% in the prior year period.  MGM China’s operating income was $219 million for the nine month period ended September 30, 2012 and Adjusted EBITDA was $504 million, which included $30 million of branding fee expense. Branding fees expense was $14 million in the prior year-to-date period.  Adding back the branding fees in both periods, Adjusted EBITDA increased 14% over MGM Macau’s prior year results for the nine month period ended September 30, 2012.

Operating Results — Details of Certain Charges

Property transactions, net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Grand Victoria investment impairment charge	$—	$—	$85,009	$—
Circus Circus Reno impairment charge	—	79,658	—	79,658
Other property transactions, net	5,803	2,179	12,178	3,170
	$5,803	$81,837	$97,187	$82,828

Grand Victoria.  At June 30, 2012, we reviewed the carrying value of our Grand Victoria investment for impairment due to a decrease in operating results at the property and the loss of market share as a result of the opening of a new riverboat casino in the Illinois market, as well as a decrease in forecasted cash flows for 2013 through 2015.  We used a discounted cash flow analysis to determine the estimated fair value from a market participant’s point of view.  Key assumptions included in the analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 2% and a discount rate of 10.5%.  As a result of the discounted cash flow analysis, we determined that it was necessary to record an other-than-temporary impairment charge of $85 million based on an estimated fair value of $205 million for our 50% interest.  We intend to and believe we will be able to retain our investment in Grand Victoria; however, due to the extent of the shortfall and our assessment of the uncertainty of fully recovering our investment, we determined that the impairment was other-than-temporary.

Circus Circus Reno. At September 30, 2011 we reviewed the carrying value of our Circus Circus Reno long-lived assets for impairment using revised operating forecasts developed by management for that resort in the third quarter of 2011. Due to then current and forecasted market conditions and results of operations through September 30, 2011 being lower than previous forecasts, we recorded a non-cash impairment charge of $80 million in the third quarter of 2011 related to a writedown of Circus Circus Reno’s long-lived assets.  Our discounted cash flow analysis for Circus Circus Reno included estimated future cash inflows from operations and estimated future cash outflows for capital expenditures utilizing an estimated discount rate and terminal year capitalization rate.

Other property transactions for the three and nine months ended September 30, 2012 and 2011 include miscellaneous asset disposals and demolition costs.

Operating Results — Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our income (loss) from unconsolidated affiliates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
CityCenter	$(42,814)	$(7,723)	$(60,745)	$(46,029)
MGM Macau	—	—	—	115,219
Other	4,871	8,262	15,479	26,719
	$(37,943)	$539	$(45,266)	$95,909

As previously discussed, we ceased recording MGM Macau activity within income (loss) from unconsolidated affiliates under the equity method of accounting in June 2011.

Our share of CityCenter’s operating loss for the three months ended September 30, 2012 increased compared to the prior year quarter.  CityCenter recorded a $36 million residential impairment charge and $32 million of estimated accrued costs for the demolition of Harmon during the third quarter of 2012.  We recognized 50%, or $34 million, related to these items.  CityCenter’s table games hold was 29.3% for the current year quarter compared to 25.5% in the prior year quarter.

Our share of CityCenter’s operating loss for the nine months ended September 30, 2012 increased as a result of the items discussed above.  In addition, the prior year second quarter included a residential impairment charge.  We recognized 50% of such impairment charge, resulting in a pre-tax impairment charge of approximately $26 million. Table games hold for CityCenter for the nine months ended September 30, 2012 was 23.0% compared to 27.4% in the prior year period.

Non-operating Results

Interest expense.  Interest expense increased to $276 million in the third quarter of 2012 compared to $273 million in the prior year quarter.  We had minimal capitalized interest in the third quarter of 2012 and no capitalized interest in the third quarter of 2011.  Interest expense increased to $836 million for the 2012 year-to-date period compared to $813 million for the prior year-to-date period.  Interest expense increased mainly as a result of $17 million related to MGM China.

Non-operating items from unconsolidated affiliates. Non-operating charges from unconsolidated affiliates decreased $4 million for the three months ended September 30, 2012 related to a decrease in non-operating items at CityCenter and we ceased recording our share of the results of Silver Legacy as of December 31, 2011. Non-operating charges from unconsolidated affiliates also decreased for the nine months ended September 30, 2012 primarily due to a decrease in our share of non-operating items related to CityCenter and the impact of MGM Macau ceasing to be recorded as an equity method investment beginning in June 2011. CityCenter non-operating items in the year-to-date period included $4 million and $12 million in 2012 and 2011, respectively, for certain costs incurred to restructure its debt and the write-off of debt issuance costs.

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

Income taxes.  We began recording a valuation allowance for U.S. deferred tax assets generated in the current year resulting in reductions in benefit for income taxes of $55 million and $236 million for the three and nine months ended September 30, 2012, respectively. In addition, MGM Grand Paradise reached an agreement with the Macau government in June 2012 to settle the 12% complementary tax that would otherwise be due by its shareholders on distributions of its gaming profits by paying a flat annual payment during the period covered by the agreement.  Benefit for income taxes for the nine months ended September 30, 2012 increased by a net $15 million as a result of reversing previously accrued complementary taxes of $19 million and recording the $4 million cumulative annual payment that was made in June 2012.  See Note 2 in the accompanying financial statements for further discussion of the valuation allowance and complementary tax.

Non-GAAP Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net and the gain on the MGM China transaction.  “Adjusted Property EBITDA” is Adjusted EBITDA before corporate expense and stock compensation expense related to the MGM Resorts stock option plan, which is not allocated to each property. MGM China recognizes stock compensation expense related to its stock compensation plan which is included in the calculation of Adjusted EBITDA for MGM China. Adjusted EBITDA information is presented solely as a supplemental disclosure to reported GAAP measures because management believes these measures are 1) widely used measures of operating performance in the gaming industry, and 2) a principal basis for valuation of gaming companies.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Adjusted EBITDA	$372,383	$443,931	$1,304,200	$1,131,930
Preopening and start-up expenses	(765)	—	(765)	316
Property transactions, net	(5,803)	(81,837)	(97,187)	(82,828)
Gain on MGM China transaction	—	—	—	3,496,005
Depreciation and amortization	(228,414)	(249,520)	(700,866)	(579,384)
Operating income	137,401	112,574	505,382	3,966,039

Non-operating income (expense)
Interest expense, net of amounts capitalized	(275,771)	(272,542)	(836,436)	(812,680)
Other, net	(18,889)	(26,287)	(124,121)	(111,551)

Income (loss) before income taxes	(157,259)	(186,255)	(455,175)	3,041,808
Benefit for income taxes	2,585	79,680	26,760	212,437
Net income (loss)	(154,674)	(106,575)	(428,415)	3,254,245
Less: net income attributable to noncontrolling interests	(26,485)	(17,211)	(115,449)	(25,917)
Net income (loss) attributable to MGM Resorts International	$(181,159)	$(123,786)	$(543,864)	$3,228,328

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA for individual resorts and Adjusted EBITDA:

	Three Months Ended September 30, 2012
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$30,454	$—	$52	$23,627	$54,133
MGM Grand Las Vegas	24,375	—	3,497	20,506	48,378
Mandalay Bay	15,251	—	392	18,749	34,392
The Mirage	25,949	—	541	13,017	39,507
Luxor	6,076	—	765	8,876	15,717
New York-New York	15,619	—	148	5,187	20,954
Excalibur	11,016	—	—	4,378	15,394
Monte Carlo	8,332	—	9	4,809	13,150
Circus Circus Las Vegas	3,541	—	—	4,781	8,322
MGM Grand Detroit	30,206	641	37	8,380	39,264
Beau Rivage	15,129	—	(78)	7,671	22,722
Gold Strike Tunica	7,825	—	1	3,215	11,041
Other resort operations	1,176	—	(8)	622	1,790
Wholly owned domestic resorts	194,949	641	5,356	123,818	324,764
MGM China	60,527	—	426	91,538	152,491
CityCenter (50%)	(42,938)	124	—	—	(42,814)
Other unconsolidated resorts	4,871	—	—	—	4,871
Management and other operations	(3,574)	—	—	3,165	(409)
	213,835	765	5,782	218,521	438,903
Stock compensation	(7,897)	—	—	—	(7,897)
Corporate	(68,537)	—	21	9,893	(58,623)
	$137,401	$765	$5,803	$228,414	$372,383

	Three Months Ended September 30, 2011
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$50,943	$—	$503	$22,805	$74,251
MGM Grand Las Vegas	22,945	—	1	19,275	42,221
Mandalay Bay	19,313	—	53	22,006	41,372
The Mirage	6,708	—	1,291	17,407	25,406
Luxor	11,775	—	2	9,288	21,065
New York-New York	17,043	—	—	5,695	22,738
Excalibur	12,477	—	13	4,973	17,463
Monte Carlo	9,209	—	5	5,252	14,466
Circus Circus Las Vegas	4,192	—	2	4,704	8,898
MGM Grand Detroit	29,991	—	—	9,906	39,897
Beau Rivage	15,614	—	(7)	9,894	25,501
Gold Strike Tunica	10,083	—	—	3,381	13,464
Other resort operations	(79,990)	—	79,658	1,184	852
Wholly owned domestic resorts	130,303	—	81,521	135,770	347,594
MGM China	40,788	—	294	98,244	139,326
CityCenter (50%)	(7,723)	—	—	—	(7,723)
Other unconsolidated resorts	8,262	—	—	—	8,262
Management and other operations	1,000	—	6	3,631	4,637
	172,630	—	81,821	237,645	492,096
Stock compensation	(8,707)	—	—	—	(8,707)
Corporate	(51,349)	—	16	11,875	(39,458)
	$112,574	$—	$81,837	$249,520	$443,931

	Nine Months Ended September 30, 2012
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$135,874	$—	$406	$71,649	$207,929
MGM Grand Las Vegas	50,796	—	4,627	59,312	114,735
Mandalay Bay	60,817	—	937	58,851	120,605
The Mirage	52,691	—	611	38,691	91,993
Luxor	23,691	—	950	26,785	51,426
New York-New York	52,318	—	391	16,220	68,929
Excalibur	35,407	—	3	13,288	48,698
Monte Carlo	29,235	—	567	14,752	44,554
Circus Circus Las Vegas	7,079	—	77	14,455	21,611
MGM Grand Detroit	94,975	641	921	28,303	124,840
Beau Rivage	36,252	—	(70)	22,991	59,173
Gold Strike Tunica	23,758	—	3	9,901	33,662
Other resort operations	958	—	(22)	1,803	2,739
Wholly owned domestic resorts	603,851	641	9,401	377,001	990,894
MGM China	218,869	—	1,890	282,813	503,572
CityCenter (50%)	(60,869)	124	—	—	(60,745)
Other unconsolidated resorts	15,479	—	—	—	15,479
Management and other operations	3,692	—	—	10,702	14,394
	781,022	765	11,291	670,516	1,463,594
Stock compensation	(25,998)	—	—	—	(25,998)
Corporate	(249,642)	—	85,896	30,350	(133,396)
	$505,382	$765	$97,187	$700,866	$1,304,200

	Nine Months Ended September 30, 2011
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

Liquidity and Capital Resources

Cash Flows

Our consolidated cash flows include the results of MGM China beginning on June 3, 2011. At September 30, 2012, we held cash and cash equivalents of $2.4 billion, of which $936 million related to MGM China.

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant tax payments or refunds and by distributions from unconsolidated affiliates. Cash provided by operating activities was $887 million for the nine months ended September 30, 2012, compared to cash provided by operating activities of $481 million in the prior year period.  Operating cash flows related to MGM China were $685 million in the current year period compared to $118 million in the approximately four-month prior year period. Operating cash flow in the current period at MGM China benefited from a significant increase in cash related to outstanding casino chips. In addition, we received net tax refunds of approximately $171 million in the nine months ended September 30, 2011.

Investing activities. We had capital expenditures of $317 million in the nine months ended September 30, 2012, including $51 million at MGM China.  Our capital expenditures included $77 million of expenditures related to the room remodel at MGM Grand; $43 million of aircraft acquisition costs, and capital expenditures at various resorts including restaurant remodels, entertainment venue remodels and theater renovations.  Most of the costs capitalized related to furniture and fixtures, materials and external labor costs.  We had capital expenditures of $176 million in the nine months ended September 30, 2011 including $14 million at MGM China. Capital expenditures at our wholly owned domestic resorts in the prior year period related mainly to room and restaurant remodels, theater renovations and slot machine purchases at various resorts and a remodel of the high limit slots area at Bellagio.

In the nine months ended September 30, 2012, we made investments and advances of $37 million to CityCenter pursuant to the completion guarantee. In the nine months ended September 30, 2011, we made investments and advances of $108 million to CityCenter, of which $37 million related to a required equity contribution in connection with CityCenter’s first quarter 2011 financing transactions and $71 million related to payments made pursuant to our completion guarantee.

During the nine months ended September 30, 2012, our New Jersey trust received proceeds of $225 million from treasury securities with maturities greater than 90 days and reinvested $195 million in treasury securities with maturities greater than 90 days.  In the nine months ended September 30, 2011, our New Jersey trust received proceeds of $240 million from treasury securities with maturities greater than 90 days and reinvested $240 million in treasury securities with maturities greater than 90 days.

During the nine months ended September 30, 2011, we paid approximately $75 million to acquire an additional 1% interest in MGM China and acquired cash of $482 million from MGM China.

Financing activities.  We repaid $2.0 billion under our senior credit facility and MGM China repaid approximately $14 million under its credit facility in the nine months ended September 30, 2012.  In the nine months ended September 30, 2012, we issued the following senior notes:

•                  $850 million of 8.625% senior notes due 2019 for net proceeds of $836 million;

•                  $1.0 billion of 7.75% senior notes due 2022 for net proceeds of $986 million; and

•                  $1.0 billion of 6.75% senior notes due 2020 for net proceeds of $986 million.

In the nine months ended September 30, 2012, we repaid the approximately $535 million outstanding principal amount of our 6.75% senior notes due 2012 at maturity.

MGM China paid a $400 million dividend in March 2012, of which approximately $204 million remained within the consolidated entity and approximately $196 million was distributed to noncontrolling interests.

In late September 2011, we borrowed $879 million under our senior credit facility to increase our capacity for issuing additional secured indebtedness; these borrowings were repaid immediately after quarter end. Excluding such borrowing, we repaid $20 million under the senior credit facility for the nine months ended September 30, 2011.  MGM China repaid $91 million under its credit facility for the period from June 3, 2011 through September 30, 2011. In addition, we repaid the $325 million outstanding principal amount of our 8.375% senior subordinated notes due 2011 at maturity.  In the 2011 nine month period, we issued $300 million of 4.25% convertible senior notes due 2015 at a premium for net proceeds of $311 million, which were used to pay down borrowings under our senior credit facility.

Other Factors Affecting Liquidity

CityCenter completion guarantee.  In January 2011, we entered into an amended completion and cost overrun guarantee.  Consistent with the terms of the previous completion guarantee, the terms of the amended completion guarantee provide for the ability to utilize the then remaining $124 million of net residential proceeds to fund construction costs, or to reimburse us for construction costs previously expended, though the timing of receipt of such proceeds is uncertain. The completion guarantee is collateralized by substantially all of the assets of Circus Circus Las Vegas, as well as certain undeveloped land adjacent to that property.

As of September 30, 2012, we had funded $682 million under the completion guarantee. We had recorded a receivable from CityCenter of $99 million related to these amounts, which represents amounts reimbursable to us from CityCenter from future residential proceeds. We had a remaining estimated net obligation under the completion guarantee of $59 million which includes estimated litigation costs related to the resolution of disputes with contractors as to the final construction costs and estimated amounts to be paid to contractors through the legal process related to the Perini litigation.  Our accrual also reflects certain estimated offsets to the amounts claimed by the contractors.  CityCenter has reached settlement agreements with all but seven of Perini’s first-tier subcontractors.  However, significant disputes remain with the general contractor and the remaining subcontractors.  Amounts claimed by such parties exceed amounts included in our completion guarantee accrual by approximately $154 million, as such amounts exceed our best estimate of our liability.  Moreover, we have not accrued for any contingent payments to CityCenter related to the Harmon Hotel & Spa component, which will not be completed using the building as it now stands.  See Note 6 in the accompanying financial statements for discussion of the status of the Harmon.

We do not believe we would be responsible for funding under the completion guarantee any additional remediation efforts that might be required with respect to the Harmon; however, our view is based on a number of developing factors, including with respect to on-going litigation with CityCenter’s contractors, actions by local officials and other developments related to the CityCenter venture, all of which are subject to change. CityCenter’s revolving credit facility provides that certain demolition or repair expenses may be funded only from (i) member contributions designated for demolition of the Harmon, (ii) the proceeds of certain specified extraordinary receipts (which include any proceeds from the Perini litigation) or (iii) cash or cash equivalents in an amount not to exceed $30 million in the aggregate. Based on current estimates, which are subject to change, we believe the demolition of the Harmon would cost approximately $32 million.

Near term anticipated uses of cash.  We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. We expect to meet our debt obligations and planned capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, and available borrowings under our senior credit facility.

Excluding MGM China, through September 30, 2013 we have $612 million of principal amount of long-term debt maturing and estimate approximately $1.0 billion of cash interest payments based on current outstanding debt and applicable interest rates. In addition, we expect to spend approximately $90- $100 million for the remainder of 2012 related to capital expenditures at our domestic operations for total capital expenditures of approximately $355- $365 million for the year ended December 31, 2012, which includes expenditures for room remodels, theater renovations, aircraft, information technology and slot machine purchases. Our capital expenditures fluctuate depending on our decisions with respect to strategic capital investments in new or existing resorts and the timing of capital investments to maintain the quality of our resorts, the amounts of which can vary depending on timing of larger remodel projects related to our public spaces and hotel rooms.  Capital expenditures related to expansion and development efforts have not been significant during 2012. However, such costs could increase significantly in future periods depending on the progress of our development efforts and the structure of our ownership interests in such developments. In accordance with our senior credit facility covenants, we and our restricted subsidiaries are limited to annual capital expenditures (as defined in the agreement governing our senior credit facility) of $500 million in 2012 and $600 million in 2013. While we have not completed our budgeting process for 2013 which requires approval of our board of directors, we expect that capital expenditures at our wholly owned domestic resorts in 2013 will be similar to the amounts invested in 2012.

As of September 30, 2012, MGM China had cash and cash equivalents of $936 million and long-term debt of approximately $539 million. For the nine months ended September 30, 2012, MGM China had approximately $51 million in capital expenditures.

On October 18, 2012, MGM Grand Paradise formally accepted the terms and conditions of a land concession contract from the government of Macau to develop an approximately $2.5 billion resort and casino featuring approximately 1,600 hotel rooms, 500 gaming tables, and 2,500 slots built on an approximately 17.8 acre site in Cotai, Macau.  The land concession contract will not become effective until the Macau government publishes it in the Official Gazette of Macau.  The total land premium payable to the Macau government for the land concession contract is approximately $161 million. MGM China paid approximately $56 million as the initial payment of the contract premium. The land premium is composed of a down payment and eight additional semi-annual payments. In addition, MGM Grand Paradise is required to pay the Macau government approximately $269,000 per year in rent during the course of development of the land and approximately $681,000 per year in rent once the development is completed. The annual rent is subject to review by the Macau government every five years.  MGM China has made significant progress in getting its construction team in place as well as continuing to refine and enhance its designs and is well prepared to commence construction on the project.  See below for information related to the MGM China amended and extended credit facility.

Principal Debt Arrangements

Our long-term debt consists of publicly held senior, senior secured, senior subordinated, convertible senior notes and our senior credit facility. A detailed description is provided in our Annual Report on Form 10-K for the period ended December 31, 2011.

Our senior credit facility was amended and restated in February 2012, and loans and revolving commitments aggregating approximately $1.8 billion (the “extending loans”) were extended to February 2015. In accordance with the amendment, we repaid $409 million of outstanding loans to extending lenders. In March 2012, an additional $24 million in term loans were extended and we repaid the remaining non-extending term loans with the proceeds from our $1.0 billion senior notes offering. At September 30, 2012, the senior credit facility consisted of approximately $820 million in term loans and a $1.3 billion revolver ($360 million of which has not been extended and matures in February 2014).

Interest on the non-extending revolving loans of the senior credit facility is based on a LIBOR margin of 5.00%, with a LIBOR floor of 2.00%, a base rate margin of 4.00% and a base rate floor of 4.00%. Interest on the extending loans is subject to a LIBOR floor of 1% and a pricing grid based upon collateral coverage levels. The interest rate on extending loans was 5% at September 30, 2012 and interest on non-extending revolving loans was 7%. The weighted average interest rate on outstanding borrowings under the senior credit facility at September 30, 2012 and December 31, 2011 was 5.2% and 7.0%, respectively.

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

Amended and restated MGM China credit facility. In October 2012, MGM China and MGM Grand Paradise, as co-borrowers, entered into an amended and restated credit facility agreement which consists of $550 million of term loans and a $1.45 billion revolving credit facility due October 2017.  The interest rate on the facility will fluctuate annually based on HIBOR plus a margin, set at 2.5% for the first six months and ranging between 1.75% and 2.5% thereafter based on MGM China’s leverage ratio. Under the amended and restated facilities agreement, MGM China has become a joint and several co-borrower with MGM Grand Paradise, S.A.  The material subsidiaries of MGM China continue to guarantee the facilities, and MGM China, MGM Grand Paradise, S.A. and their guarantor subsidiaries have granted security on substantially all of their assets to secure the amended facilities. The credit facility will be used for general corporate purposes and for the development of the proposed Cotai development.

The amended and restated MGM China credit facility contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of MGM China and its subsidiaries to make investments, pay dividends and sell assets, and to incur additional debt and additional liens. MGM China is also required to maintain compliance with a maximum consolidated total leverage ratio of 4.50 to 1.00 prior to the first anniversary of the MGM Cotai opening date and 4.00 to 1.00 thereafter and a minimum interest coverage ratio of 2.50 to 1.00.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2011. There have been no significant changes in our critical accounting policies and estimates since year end.

Impairment of long-lived assets. At September 30, 2012, we did not identify circumstances that existed that would indicate the carrying value of our long-lived assets may not be recoverable; therefore, we did not review any of our long-lived asset groups — generally our operating resorts — for impairment as of September 30, 2012. Historically, the undiscounted cash flows of our significant long-lived assets have exceeded their carrying values by a substantial margin.

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

As of September 30, 2012, variable rate borrowings represented approximately 13% of our total borrowings.  Assuming a 100 basis-point increase in our interest rate on loans outstanding under our senior credit facility (primarily based on LIBOR plus applicable margins subject to certain LIBOR floors) our annual interest cost would increase by approximately $13 million based on gross amounts outstanding at September 30, 2012. Assuming a 100 basis-point increase in the interest rate on loans outstanding under the MGM Grand Paradise credit facility (primarily based on HIBOR plus applicable margins), our annual interest cost would change by approximately $5 million based on amounts outstanding at September 30, 2012.

								Fair Value September
	Debt maturing in,							30,
	2012	2013	2014	2015	2016	Thereafter	Total	2012
	(In millions)
Fixed rate	$—	$1,362	$1,159	$2,325	$1,476	$5,768	$12,090	$12,989
Average interest rate	N/A	10.3%	8.4%	5.1%	8.2%	8.7%	8.1%
Variable rate	$14	$83	$231	$1,481	$—	$—	$1,809	$1,797
Average interest rate	3.2%	3.2%	5.2%	4.6%	N/A	N/A	4.6%

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Exchange Act.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods.  Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to generate significant cash flow, potential economic recoveries, amounts we will invest in capital expenditures, the opening of strategic resort developments, amounts we will pay under the CityCenter completion guarantee and the development of a gaming resort in Cotai.  The foregoing is not a complete list of all forward-looking statements we make.

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

Item 4.                     Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(e) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.                   OTHER INFORMATION

Item 1.                     Legal Proceedings

For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no significant developments in any of the cases disclosed in our Form 10-K in the nine months ended September 30, 2012, except as follows:

CityCenter construction litigation. In March 2010, Perini Building Company, Inc. (“Perini”), general contractor for CityCenter, filed a lawsuit in the Eighth Judicial District Court for Clark County, State of Nevada, against MGM MIRAGE Design Group (a wholly owned subsidiary of the Company which was the original party to the Perini construction agreement) and certain direct or indirect subsidiaries of CityCenter Holdings, LLC (the “CityCenter Owners”). Perini asserted that CityCenter was substantially completed, but the defendants failed to pay Perini approximately $490 million allegedly due and owing under the construction agreement for labor, equipment and materials expended on CityCenter. The complaint further charged the defendants with failure to provide timely and complete design documents, late delivery to Perini of design changes, mismanagement of the change order process, obstruction of Perini’s ability to complete the Harmon component, and fraudulent inducement of Perini to compromise significant amounts due for its general conditions. The complaint advanced claims for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, unjust enrichment and promissory estoppel, and fraud and intentional misrepresentation. Perini seeks compensatory damages, punitive damages, attorneys’ fees and costs.

In April 2010, Perini served an amended complaint in this case which joined as defendants many owners of CityCenter residential condominium units (the “Condo Owner Defendants”), added a count for foreclosure of Perini’s recorded master mechanic’s lien against the CityCenter property in the amount of approximately $491 million, and asserted the priority of this mechanic’s lien over the interests of the CityCenter Owners, the Condo Owner Defendants and CityCenter lenders in the CityCenter property.

The CityCenter Owners and the other defendants dispute Perini’s allegations, and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to CityCenter, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon, property damage and Perini’s failure to perform its obligations to pay certain subcontractors and to prevent filing of liens against CityCenter.  Parallel to the court litigation, CityCenter management conducted an extra-judicial program for settlement of CityCenter subcontractor claims.  CityCenter has resolved the claims of 215 first-tier Perini subcontractors (including the claims of any lower-tier subcontractors that might have claims through those first-tier subcontractors), with only seven remaining for further proceedings along with trial of Perini’s claims and CityCenter’s Harmon-related counterclaim and other claims by CityCenter against Perini and its parent guarantor, Tutor Perini.  Three of the remaining subcontractors are implicated in the defective work at the Harmon.  In August 2012, Perini recorded an amended notice of lien reducing its lien to approximately $191 million.

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

In late 2011, CityCenter filed a motion with the district court seeking permission to demolish the Harmon and to set a timetable for completion of all testing prior to the building’s demolition based on a retained structural engineer’s July 2011 conclusion that “[i]n a code-level earthquake, using either the permitted or current code specified loads, it is likely that critical structural members in the tower will fail and become incapable of supporting gravity loads, leading to a partial or complete collapse of the tower,” and in light thereof, the Clark County Building Division’s demand for a plan of action to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake.

Following an evidentiary hearing that spanned several days in March and July 2012, on July 19, 2012 the court ruled that an adequate opportunity for investigation and observation of the Harmon had occurred and granted CityCenter’s motion to demolish the Harmon subject to delivery of a jury instruction at trial that such demolition was CityCenter’s business decision and not itself evidence of any construction defect or safety issue at the Harmon.  CityCenter presented live testimony at the hearing from its structural engineering experts on pervasive defects in the Harmon, as well as, at the court’s express request, a statistician on the use of extrapolation to make conclusions about defects at untested sites in the building based on demonstrated defects at tested sites.

On July 27, 2012, the court ruled that at the Harmon trial CityCenter’s structural engineer would not be permitted to present his findings and conclusions about defects and needed repairs at untested sites in the Harmon building based on his extrapolation from extensive data and analysis at tested sites, which comprised 27% of the Harmon’s most critical structural elements.  Among other grounds, the court opined that the engineer should have used a random number generator to select test sites.  Furthermore, the court refused to accept that the extensive testing and analysis conducted was a sufficient basis for extrapolation he performed.  On October 25, 2012 CityCenter filed with the Nevada Supreme Court an emergency petition for writ of mandamus contesting the district court’s ruling.  The Nevada Supreme Court accepted the petition on October 29, 2012 and set a briefing schedule regarding same.

By order entered October 29, 2012, the district court revoked the previously granted permission to demolish the Harmon and granted in part CityCenter’s motion for permission to conduct additional testing at the Harmon designed to address the court’s extrapolation evidentiary ruling.  However, the order was expressly subject to several conditions concerning the manner in which the remainder of the case proceedings would be conducted, including severance of the trial relating to lien claims of Perini and the remaining contractors from trial of the Harmon counterclaims.  The district court granted a temporary 30-day stay of case proceedings (except for discovery relating to percipient non-expert witnesses) to allow the Nevada Supreme Court to decide the extrapolation evidentiary issue.  CityCenter anticipates that the Nevada Supreme Court will not have ruled on the writ within the 30-day period, in which circumstance CityCenter expects to file a petition to extend the stay and challenge the October 29, 2012 ruling.

The court has set a trial date of June 24, 2013.  Under the October 29, 2012 order, acceptance or rejection of which by CityCenter has been stayed for 30 days by the district court’s temporary stay order, all claims and defenses related to any construction defects at the Harmon would be severed from the trial scheduled to commence on June 24, 2013, and the date for trial of the Harmon construction defects would be determined at a later unspecified date.  Discovery is in process, subject to the district court’s temporary stay order referred to above.  The CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the Perini lawsuit. The Company believes that a loss with respect to Perini’s punitive damages claim is neither probable nor reasonably possible.

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

E-Mail Link Corp. v. Treasure Island, LLC, et al.  United States District Court for the District of Nevada, Case No. 2:11-cv-01433-ECR-GWF.  Plaintiff in this action alleged that defendants directly and indirectly infringed U.S. Patent No. 7,840,176 which patent plaintiff claimed it owned concerning a method of information distribution involving a broadcast channel and a bi-directional communication channel claimed to be used in defendants’ customer communications.  By order entered September 25, 2012 the federal district court granted defendants’ motion to dismiss the case on the grounds that the disputed patent was unenforceable, and denied plaintiff’s motion for leave to file an amended complaint.

Item 1A.                        Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no material changes to those factors for the nine months ended September 30, 2012.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced.  We did not repurchase shares of our common stock during the quarter ended September 30, 2012. The maximum number of shares available for repurchase under our May 2008 repurchase program was 20 million as of September 30, 2012.

Item 6.                                 Exhibits

4.1                    Indenture, dated as of September 19, 2012, among MGM Resorts International, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 19, 2012).

4.2                    Registration Rights Agreement, dated as of September 19, 2012, among MGM Resorts International, the guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 19, 2012).

31.1                     Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2                     Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1                     Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2                     Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101                        The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at September 30, 2012  (unaudited) and December 31, 2011 (audited); (ii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and  2011;  (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Condensed Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International

Date: November 8, 2012	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board, Chief Executive Officer
and President
(Principal Executive Officer)

Date: November 8, 2012		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)