Form 10-K
period 2012-12-31
MGM Resorts International
filed 2013-03-01
CIK 789570

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
None

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐

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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes ☐    No ☒

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of June 30, 2012 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2012) was $3.2 billion. As of February 20, 2013, 489,304,304 shares of Registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

 PART I

ITEM 1.    BUSINESS

        MGM Resorts International is referred to as the "Company," "MGM Resorts," or the "Registrant," and together with its subsidiaries may also be referred to as "we," "us" or "our." MGM China Holdings Limited together with its subsidiaries is referred to as "MGM China."

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

        Our mission is to be the leader in entertainment and hospitality through a diverse collection of extraordinary people, distinctive brands and best-in-class destinations. We believe the following key elements of our strategic plan will allow us to achieve our mission:

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

  Reportable Segments

        We have two reportable segments that are based on the regions in which we operate: wholly owned domestic resorts and MGM China. We currently operate 15 wholly owned resorts in the United States. MGM China's operations consist of the MGM Macau resort and casino. We have additional business activities including our investments in unconsolidated affiliates, our MGM Hospitality operations, and certain other corporate and management operations. The CityCenter joint venture ("CityCenter") is our most significant unconsolidated affiliate, which we also manage for a fee. See "Resort Operations" below as well as the segment footnote in the accompanying financial statements for additional information related to our segments.

Resort Operations

  General

        Our casino resorts offer gaming, hotel, convention, dining, entertainment, retail and other resort amenities. Most of our revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our resorts to generate operating cash flow to repay debt financings, fund capital expenditures and provide excess cash flow for future development. We have historically made significant investments in our resorts through the addition of new restaurants, entertainment, nightlife offerings as well as other new features and amenities. In addition, we have made regular capital investments to maintain the quality of our hotel rooms and public spaces.

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

        Our results of operations do not tend to be seasonal in nature, though a variety of factors may affect the results of any interim period, including the timing of major conventions, the amount and timing of marketing and special events for our high-end gaming customers, and the level of play during major holidays, including New Year and Chinese New Year. While our results do not depend on key individual customers, a significant portion of our operating income is generated from high-end gaming customers, which can cause variability in our results. In addition, our success in marketing to customer groups such as convention customers and the financial health of customer segments such as business travelers or high-end gaming customers from a country or region can affect our results.

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

  Our Operating Resorts

        We have provided certain information below about our resorts as of December 31, 2012. Except as otherwise indicated, we wholly own and operate the resorts shown below.

Name and Location	Number of Guestrooms and Suites	Approximate Casino Square Footage (1)	Slots (2)	Gaming Tables (3)
Las Vegas Strip, Nevada
CityCenter - 50% owned (4)	5,744	150,000	1,942	129
Bellagio	3,933	156,000	2,111	146
MGM Grand Las Vegas (5)	6,017	153,000	1,919	145
Mandalay Bay	4,752	160,000	1,782	82
The Mirage	3,044	100,000	1,752	93
Luxor	4,400	116,000	1,313	62
Excalibur	3,981	93,000	1,537	61
New York-New York	2,024	90,000	1,317	69
Monte Carlo	2,992	87,000	1,357	57
Circus Circus Las Vegas	3,767	107,000	1,398	46

Subtotal	40,654	1,212,000	16,428	890

Other Nevada
Circus Circus Reno (Reno)	1,571	56,000	904	35
Silver Legacy - 50% owned (Reno) (6)	1,711	87,000	1,405	63
Gold Strike (Jean)	400	29,000	437	7
Railroad Pass (Henderson)	120	11,000	324	6
Other Operations
MGM Macau - 51% owned (Macau S.A.R.)	582	282,000	1,272	427
MGM Grand Detroit (Detroit, Michigan) (7)	400	127,000	3,957	95
Beau Rivage (Biloxi, Mississippi)	1,740	79,000	2,046	82
Gold Strike (Tunica, Mississippi)	1,133	43,000	1,290	55
Grand Victoria - 50% owned (Elgin, Illinois) (6)	-	30,000	1,161	22

Grand Total	48,311	1,956,000	29,224	1,682

(1)
Casino square footage is approximate and includes the gaming floor, race and sports, high limit areas and casino specific walkways, and excludes casino cage and other nongaming space within the casino area.
(2)
Includes slot machines, video poker machines and other electronic gaming devices.
(3)
Includes blackjack ("21"), baccarat, craps, roulette and other table games; does not include poker.
(4)
Includes Aria with 4,004 rooms and Mandarin Oriental Las Vegas with 392 rooms. Vdara includes 1,495 condo-hotel units. As of December 31, 2012, 147 units have been sold and closed, of which 85 units were contracted to participate in a hotel rental program managed by CityCenter. The remaining 1,348 unsold units are currently being utilized as company-owned hotel rooms.
(5)
Includes 1,021 rooms available for rent at The Signature at MGM Grand.
(6)
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

        Wholly owned domestic resorts. Over half of the net revenue from our wholly owned domestic resorts is derived from non-gaming operations, including hotel, food and beverage, entertainment and other non-gaming amenities. Our significant convention and meeting facilities allow us to maximize hotel occupancy and customer volumes during off-peak times such as mid-week or during traditionally slower leisure travel periods, which also leads to better labor utilization. Our operating results are highly dependent on the volume of customers at our resorts, which in turn affects the price we can charge for our hotel rooms and other amenities. We market to different customer segments to manage our hotel occupancy, such as targeting large conventions to increase mid-week occupancy.

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

        Our current MGM China operations relate primarily to the MGM Macau resort and casino ("MGM Macau"). Revenues at MGM Macau are generated primarily from gaming operations made up of two distinct market segments: main floor and high-end ("VIP"). MGM Macau main floor operations consist of both table games and slot machines on the main gaming floors for the public, which usually consists of walk-in and day trip visitors. VIP players play mostly in dedicated VIP rooms or designated gaming areas. VIP customers can be further divided into customers sourced by in-house VIP programs and those sourced through gaming promoters. A significant portion of our VIP volume is generated through gaming promoters, also known as junket operators, which introduce VIP gaming players to MGM Macau, assist these customers with travel arrangements, and extend gaming credit to these players.

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

        On October 18, 2012, MGM Grand Paradise formally accepted the terms and conditions of a land concession contract from the government of Macau to develop a resort and casino on an approximately 17.8 acre site in Cotai, Macau. The land concession contract became effective when the Macau government published the agreement in the Official Gazette of Macau on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is approximately $161 million and is composed of a down payment and eight additional semi-annual payments. In October 2012, MGM China paid approximately $56 million as the initial down payment of the contract premium. Including interest on the eight semi-annual payments, MGM China has approximately $118 million remaining payable for the land concession contract. In addition, MGM Grand Paradise is required to pay the Macau government approximately $269,000 per year in rent during the course of development of the land and approximately $681,000 per year in rent once the development is completed. The annual rent is subject to review by the Macau government every five years. Under the terms of the land concession contract, MGM Grand Paradise is required to complete the development of the land by January 2018.

  Customers and Competition

        Our casino resorts operate in highly competitive environments. We compete against gaming companies, as well as other hospitality companies in the markets we operate in, neighboring markets, and in other parts of the world, including non-gaming resort destinations such as Hawaii and Florida. Our gaming operations compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, and other forms of legalized gaming in the United States and internationally.

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

        Wholly owned domestic resorts.    Our Las Vegas casino resorts compete for customers with a large number of other hotel casinos in the Las Vegas area, including major hotel casinos on or near the Las Vegas Strip, major hotel casinos in the downtown area, which is about five miles from the center of the Strip, and several major hotel casinos elsewhere in the Las Vegas area. Our Las Vegas Strip resorts also compete, in part, with each other. According to the Las Vegas Convention and Visitors Authority, there were approximately 150,500 guestrooms in Las Vegas at December 31, 2012 and 150,000 at December 31, 2011. At December 31, 2012, we operated approximately 27% of the guestrooms in Las Vegas. Las Vegas visitor volume was 39.7 million in 2012, a 2% increase from the 38.9 million reported for 2011.

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

        Outside Nevada, our resorts primarily compete for customers in local and regional gaming markets, where location is a critical factor to success. In addition, we compete with gaming operations in surrounding jurisdictions and other leisure destinations in each region. For example, in Detroit, Michigan we compete with a casino in nearby Windsor, Canada and with Native American casinos in Michigan. In Biloxi, Mississippi we compete with regional riverboat and land-based casinos in Louisiana, Native American casinos in central Mississippi and with casinos in Florida and the Bahamas.

        MGM China. Our key competitors in Macau include five other gaming concessionaires and subconcessionaires. If the Macau government were to grant additional concessions or subconcessions, we would face additional competition which could have a material adverse effect on our financial condition, results of operations or cash flows. We also encounter competition from major gaming centers located in other areas of Asia and around the world, including Singapore, Malaysia, Australia, Las Vegas, cruise ships in Asia that offer gaming and from unlicensed gaming operations in the region.

        The two primary customer segments in the Macau gaming market are VIP and main floor. VIP gaming play is sourced both internally and externally. Externally sourced VIP gaming play is obtained through external gaming promoters who offer VIP players various services, such as extension of credit as well as complimentary hotel, food and beverage services. External gaming promoters operate VIP gaming rooms within the property. We typically pay commissions to external gaming promoters based on gaming wins or losses. We extend credit and provide complimentaries to our internally sourced VIP clientele without the use of an intermediary. These clientele are acquired through our direct marketing efforts.

        Historically, gaming operators in Macau have mainly focused on VIP players, but we have increased our focus on the main floor segment. The main floor segment includes both table games and slot machines played on the main gaming floors, consisting mainly of walk-in and day-trip visitors. The main floor segment is the highest margin sector of the overall gaming market and exceeds the VIP segment due to the latter's commission costs to gaming promoters. Gaming revenues from the main gaming floors have grown significantly in recent years and we expect a larger portion of MGM Macau's gaming revenues to come from the main floor segment in future periods.

        Corporate and other. Aria, which we manage and own 50% through the CityCenter joint venture, appeals to the upper end of each segment in the Las Vegas market and competes with our wholly owned luxury casino resorts and other luxury resorts on the Las Vegas Strip. Our other unconsolidated affiliates mainly compete for customers against casino resorts in their respective markets. Much like our wholly owned resorts, our unconsolidated affiliates compete through the quality of amenities, the value of the experience offered to guests and the location of their resorts.

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

        Wholly owned domestic resorts. We introduced our loyalty program, M life, in 2010. M life is a broad-based program recognizing and rewarding customer spending across most channels focusing on wallet share capture, increased loyalty, unique and exclusive offerings and instant gratification. M life provides access to rewards, privileges, and members-only events. M life is a tiered system and allows customers to qualify for benefits across our participating resorts and in both gaming and non-gaming areas, encouraging customers to keep their total spend within our casino resorts. Customers earn free play and "express comps" for their gaming play which can be redeemed at restaurants, box offices, the M life loyalty club, or kiosks at participating properties. Members can utilize the M life website, www.mlife.com to see offers, reward levels and point and express comp balances.

        M life utilizes advanced analytic techniques and information technology which identifies customer preferences and helps predict future customer behavior, allowing us to make more relevant offers to customers, influence incremental visits, and help build lasting customer relationships. In addition to the loyalty program, we have re-branded our company magazine as M life and developed an in-room M life television channel to highlight customers' experiences and showcase "Moments" customers can earn through the accumulation of express comps.

        We also utilize our world-class golf courses in marketing programs at our Las Vegas Strip resorts. Our major Las Vegas resorts offer luxury suite packages that include golf privileges at Shadow Creek in North Las Vegas. In connection with our marketing activities, we also invite our premium gaming customers to play Shadow Creek on a complimentary basis. Additionally, marketing efforts at Beau Rivage benefit from Fallen Oak golf course located 20 minutes north of Beau Rivage.

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

  Employees and Management

        We believe that knowledgeable, friendly and dedicated employees are a key success factor. Therefore, we invest heavily in recruiting, training, motivating and retaining exceptional employees, and we seek to hire and promote the strongest management team possible. We have numerous programs, both at the corporate and business unit level, designed to achieve these objectives. We believe our internal development programs, such as the MGM Resorts University and various leadership and management training programs, are best in class among our industry peers.

  Technology

        We utilize various types of technology to maximize revenue and efficiency in our operations. We continue to move forward on standardizing the technology platforms for several of our key operational systems. The standardization of these systems provides us with one consistent operating platform, allowing us efficiencies in training, reducing complexity in system integration and interfaces, standardizing processes across our casino resorts and providing our customers with better information. These systems capture charges made by our customers during their stay, including allowing customers of our resorts to charge meals and services at our other resorts to their hotel accounts. In addition, we utilize yield management programs at many of our resorts that help us maximize occupancy and room rates.

        We continue to roll out our new booking engine, which brings together and standardizes our domestic portfolio. The booking engine allows our guests and business partners the ability to create an all-inclusive experience, from accommodations to dining to shows. In addition, guests will be able to share their vacation plans with others via social media. Available through all of our domestic resorts' individual websites, the booking engine gives guests the power to customize a complete itinerary from our full portfolio of experiences, all in one place. This experience is a significant improvement over traditional hotel booking engines which require guests to visit multiple sites for dining, hotel and entertainment reservations. The booking engine is also beneficial to M life members, through full integration with www.mlife.com. With future plans to enable members to redeem express comps, members will enjoy powerful benefits, including easier access to their customized offers.

  Corporate Social Responsibility

        We seek to conduct our business in an effective, socially responsible way while striving to maximize shareholder value. Our corporate social responsibility efforts are overseen by the Corporate Social Responsibility Committee of our Board of Directors.

        Environmental sustainability. We continue to gain recognition for our comprehensive environmental responsibility initiatives. Our resorts in Nevada and Michigan were the first to earn certification from Green Key, the largest international program evaluating sustainable hotel operations. We received certifications at 12 resorts, including "Five Green Key" (the highest possible) ratings at Aria, Vdara and Mandalay Bay. Many major travel service providers recognize the Green Key designation and identify our resorts for their continued commitment to sustainable hotel operations.

        In addition, we believe that incorporating the tenets of sustainability in our business decisions provides a platform for innovation and operational efficiency. CityCenter is one of the world's largest private green developments. With six LEED® Gold certifications from the U.S. Green Building Council, CityCenter serves as a new standard for combining luxury and environmental responsibility within the large-scale hospitality industry.

        We incorporate the same commitment to the environment at MGM Macau. Our efforts to improve energy efficiency, indoor air quality, and environmental stewardship have resulted in MGM Macau receiving the Macau Environmental Protection Bureau—Macau Green Hotel Award.

        Diversity and inclusion. Our award-winning diversity program is designed to identify and develop programs and practices that give sustainable life and momentum to diversity within our company and our suppliers. The diversity initiative at our wholly owned domestic resorts focuses on the unique strengths of our individuals, combined with a culture of collaborative teamwork to achieve greater performance. Our diversity program has been widely recognized and has been awarded numerous accolades.

        Philanthropy and community engagement. Our community and social investments are prioritized to strengthen the communities where our employees live, work and care for their families. Our community platform features three main programs: our Corporate Giving Program, the employee-funded MGM Resorts Foundation and our Employee Volunteer Program. Through these channels, we make financial and in-kind donations, contribute volunteer service and participate in civic and non-profit organizations that advance the quality of life in our communities. Key investment areas include basic human needs, diversity, education, and health and wellness.

  Internal Controls

        We have a strong culture of compliance, driven by our history in the highly regulated gaming industry and our belief that compliance is a value-added activity. Our system of internal controls and procedures—including internal control over financial reporting—is designed to promote reliable and accurate financial records, transparent disclosures, compliance with laws and regulations, and protection of our assets. Our internal controls start at the source of business transactions, and we have rigorous enforcement at both the business unit and corporate level.

        We have a corporate internal audit function that performs regular reviews regarding gaming compliance, internal controls over financial reporting, and operations. In addition, we maintain an independent compliance committee that administers our company-wide compliance plan. The compliance plan is in place to promote compliance with gaming and other laws applicable to our operations in all jurisdictions, including performing background investigations on our current and potential employees, directors and vendors as well as thorough review of proposed transactions and associations. Although the corporate internal audit function and the company-wide compliance plan are not applicable to MGM China, which is a publicly traded subsidiary, MGM China has its own internal audit group with similar responsibilities and has established a compliance program at MGM Macau that is modeled after our program.

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

        In our U.S. jurisdictions, amounts owed for markers that are not timely paid are enforceable under state laws and all other states are required to enforce a judgment for amounts owed, pursuant to the Full Faith and Credit Clause of the U.S. Constitution. Amounts owed for markers that are not timely paid are not legally enforceable in some foreign countries, but the U.S. assets of foreign customers may be reached to satisfy judgments entered in the United States. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.

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

Leveraging Our Brand and Management Assets

        In allocating resources, our financial strategy is focused on managing a proper mix of investing in existing resorts, spending on new resorts or initiatives and repaying long-term debt. We believe there are reasonable investments for us to make in new initiatives and at our current resorts that will provide profitable returns, although these decisions were significantly affected by economic conditions over the past several years when our access to capital was limited.

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

  MGM Hospitality

        MGM Hospitality seeks to leverage our management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. MGM Hospitality entered into management agreements for hotels in the Middle East, North Africa, India and, through its joint venture with Diaoyutai State Guesthouse, the People's Republic of China. MGM Hospitality opened its first resort, MGM Grand Sanya on Hainan Island, the People's Republic of China in early 2012.

        MGM Hospitality and Asian Coast Development Ltd. ("ACDL") previously announced plans to develop MGM Grand Ho Tram in Vietnam. The project is delayed as ACDL has not received certain required government approvals and has experienced a suspension of funding from its lenders. MGM Hospitality and ACDL have entered into an amendment to the management agreement that requires ACDL to achieve certain milestones before the project will open and provides a mechanism for the required opening date to be adjusted. The required opening date has been adjusted to March 1, 2013. If the milestones are not completed by the required opening date, MGM Hospitality may terminate its agreements with ACDL.

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

Intellectual Property

        Our principal intellectual property consists of trademarks for, among others, Bellagio, The Mirage, Mandalay Bay, MGM, MGM Grand, MGM Resorts International, Luxor, Excalibur, New York-New York, Circus Circus and Beau Rivage, all of which have been registered or allowed in various classes in the U.S. We are currently undergoing the application process for the MGM Resorts International trademark. In addition, we have also registered or applied to register numerous other trademarks in connection with our properties, facilities and development projects in the U.S. We have also registered and/or applied to register many of our trademarks in various other foreign jurisdictions. These trademarks are brand names under which we market our properties and services. We consider these brand names to be important to our business since they have the effect of developing brand identification. We believe that the name recognition, reputation and image that we have developed attract customers to our facilities. Once granted, our trademark registrations are of perpetual duration so long as they are used and periodically renewed. It is our intent to pursue and maintain our trademark registrations consistent with our goals for brand development and identification, and enforcement of our trademark rights.

Employees and Labor Relations

        As of December 31, 2012, we had approximately 44,500 full-time and 16,500 part-time employees domestically, of which 5,800 and 2,700, respectively, related to CityCenter. In addition, we had 5,550 full-time employees and 100 part-time employees at MGM Macau. At that date, we had collective bargaining contracts with unions covering approximately 30,000 of our employees. The collective bargaining agreements covering most of our Las Vegas union employees expire in 2013. In November 2011, we and approximately 2,300 employees at MGM Grand Detroit approved a new union contract which expires in 2015. As of December 31, 2012, none of the employees of MGM Macau are part of a labor union and the resort is not party to any collective bargaining agreements. We consider our employee relations to be good.

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

        A more detailed description of the gaming regulations to which we are subject is contained in Exhibit 99.2 to this Annual Report on Form 10-K, which Exhibit is incorporated herein by reference.

        Our businesses are subject to various federal, state, local and foreign laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, smoking, employees, currency transactions, taxation, zoning and building codes, construction, land use and marketing and advertising. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

        In addition, we are subject to certain federal, state and local environmental laws, regulations and ordinances, including the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. Under various federal, state and local laws and regulations, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on its property, regardless of whether or not the present owner or operator knows of, or is responsible for, the presence of such substances or wastes. We have not identified any issues associated with our properties that could reasonably be expected to have an adverse effect on us or the results of our operations.

Cautionary Statement Concerning Forward-Looking Statements

        This Form 10-K and our 2012 Annual Report to Stockholders contain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "will," "may" and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to generate significant cash flow, amounts we will invest in capital expenditures, amounts we will pay under the CityCenter completion guarantee, the opening of strategic resort developments, and the amount we will receive from the MGM China special dividend. The foregoing is not a complete list of all forward-looking statements we make.

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
  •
  our ability to build and open our development in Cotai by January 2018;
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
  •
  the fact that future construction or development projects will be susceptible to substantial development and construction risks;
  •
  the fact that our insurance coverage may not be adequate to cover all possible losses that our properties could suffer, our insurance costs may increase and we may not be able to obtain similar insurance coverage in the future;
  •
  the fact that CityCenter has decided to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake by demolishing the building, which exposes us to risks prior to or in connection with the demolition process;
  •
  the fact that a failure to protect our trademarks could have a negative impact on the value of our brand names and adversely affect our business;
  •
  the fact that Tracinda Corporation owns a significant amount of our common stock and may have interests that differ from the interests of other holders of our stock;
  •
  the risks associated with doing business outside of the United States and the impact of any potential violations of the Foreign Corrupt Practices Act or other similar anti-corruption laws;
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
  •
  increases in gaming taxes and fees in the jurisdictions in which we operate;
  •
  the potential for conflicts of interest to arise because certain of our directors and officers are also directors of MGM China, which is now a publicly traded company listed on the Hong Kong Stock Exchange; and
  •
  the risks associated with doing business outside of the United States.

        Any forward-looking statement made by us in this Form 10-K or our 2012 Annual Report to Stockholders speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

Executive Officers of the Registrant

        The following table sets forth, as of February 28, 2013, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
James J. Murren	51	Chairman, Chief Executive Officer, and Director
Robert H. Baldwin	62	Chief Design and Construction Officer and Director
William J. Hornbuckle	55	President and Chief Marketing Officer
Corey I. Sanders	49	Chief Operating Officer
Daniel J. D'Arrigo	44	Executive Vice President, Chief Financial Officer and Treasurer
Phyllis A. James	60	Executive Vice President, Special Counsel—Litigation and Chief Diversity Officer
John M. McManus	45	Executive Vice President, General Counsel and Secretary
Christopher Nordling	52	Executive Vice President of Operations
William M. Scott IV	52	Executive Vice President—Corporate Strategy and Special Counsel
Robert C. Selwood	57	Executive Vice President and Chief Accounting Officer

        Mr. Murren has served as Chairman and Chief Executive Officer of the Company since December 2008 and as President from December 1999 to December 2012. He served as Chief Operating Officer from August 2007 through December 2008. He was Chief Financial Officer from January 1998 to August 2007 and Treasurer from November 2001 to August 2007.

        Mr. Baldwin has served as Chief Design and Construction Officer since August 2007. He served as Chief Executive Officer of Mirage Resorts from June 2000 to August 2007 and President and Chief Executive Officer of Bellagio, LLC from June 1996 to March 2005.

        Mr. Hornbuckle has served as Chief Marketing Officer since August 2009 and President since December 2012. He served as President and Chief Operating Officer of Mandalay Bay Resort & Casino from April 2005 to August 2009. He served as President and Chief Operating Officer of MGM MIRAGE—Europe from July 2001 to April 2005. He served as President and Chief Operating Officer of MGM Grand Las Vegas from October 1998 to July 2001.

        Mr. Sanders has served as Chief Operating Officer since September 2010. He served as Chief Operating Officer for the Company's Core Brand and Regional Properties from August 2009 to September 2010, as Executive Vice President—Operations from August 2007 to August 2009, as Executive Vice President and Chief Financial Officer for MGM Grand Resorts from April 2005 to August 2007 and as Executive Vice President and Chief Financial Officer for MGM Grand from August 1997 to April 2005.

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

Available Information

        We maintain a website at www.mgmresorts.com that includes financial and other information for investors. We provide access to our Securities and Exchange Commission ("SEC") filings, including our annual report on Form 10-K and quarterly reports on Form 10-Q (including related filings in XBRL format), filed and furnished current reports on Form 8-K, and amendments to those reports on our website, free of charge, through a link to the SEC's EDGAR database. Through that link, our filings are available as soon as reasonably practicable after we file or furnish the documents with the SEC.

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

        Reference in this document to our website address does not incorporate by reference the information contained on the website into this Annual Report on Form 10-K.

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

Risks Related to our Substantial Indebtedness

  •
  Our substantial indebtedness and significant financial commitments could adversely affect our operations and financial results and impact our ability to satisfy our obligations.  As of December 31, 2012, we had approximately $13.6 billion principal amount of indebtedness outstanding, including $2.8 billion of borrowings outstanding under our senior credit facility. We had approximately $1.2 billion of available borrowing capacity under our senior credit facility as of December 31, 2012. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. In addition, as of December 31, 2012, MGM Grand Paradise, S.A. ("MGM Grand Paradise"), the company that owns and operates MGM Macau, had approximately $554 million of debt outstanding under its amended and restated credit facility. We do not guarantee MGM China's obligations under its credit agreement and, to the extent MGM China were to cease to produce cash flow sufficient to service its indebtedness, our ability to make additional investments into that entity is limited by the negative covenants in our existing debt instruments. In addition, our substantial indebtedness and significant financial commitments could have important negative consequences, including:

  •
  increasing our exposure to general adverse economic and industry conditions;
  •
  limiting our flexibility to plan for, or react to, changes in our business and industry;
  •
  limiting our ability to borrow additional funds;
  •
  making it more difficult for us to make payments on our indebtedness; or
  •
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

  •
  Current and future economic and credit market conditions could adversely affect our ability to service or refinance our indebtedness and to make planned expenditures.  Our ability to make payments on, and to refinance, our indebtedness and to fund planned or committed capital expenditures and investments in joint ventures depends on our ability to generate cash flow in the future, our ability to receive distributions from joint ventures and our ability to borrow under our senior credit facility to the extent of available borrowings. If adverse regional and national economic conditions persist, worsen, or fail to improve significantly, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the financial and other restrictive covenants in our debt instruments. We cannot assure you that our business will generate sufficient cash flow from operations, continue to receive distributions from joint ventures or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

    We have a significant amount of indebtedness maturing in 2015 and thereafter. Our ability to timely refinance and replace such indebtedness will depend upon the foregoing as well as on continued and sustained improvements in financial markets. If we are unable to refinance our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of certain assets or minimize capital expenditures and other investments. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

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

    Our ability to comply with these provisions may be affected by events beyond our control. The breach of any such covenants or obligations not otherwise waived or cured could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our long-term indebtedness. Any default under our senior credit facility or the indentures governing our other debt could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our debt, and could force us to seek protection under the bankruptcy laws.

    In addition, MGM Grand Paradise and MGM China are co-borrowers under an amended and restated credit facility which contains covenants that restrict their ability to engage in certain transactions. In particular, the MGM China amended and restated credit facility requires MGM China to satisfy various financial covenants, including a maximum consolidated total leverage ratio and minimum interest coverage ratio, and imposes certain operating and financial restrictions on MGM Grand Paradise and its subsidiaries, including, among other things, limitations on its ability to pay dividends or distributions to us, incur additional debt, make investments or engage in other businesses, merge or consolidate with other companies, or transfer or sell assets.

Risks Related to our Business

  •
  We face significant competition with respect to destination travel locations generally and with respect to our peers in the industries in which we compete, and failure to compete effectively could materially adversely affect our business, financial condition, results of operations and cash flow.  The hotel, resort and casino industries are highly competitive. We do not believe that our competition is limited to a particular geographic area, and hotel, resort and gaming operations in other states or countries could attract our customers. To the extent that new casinos enter our markets or hotel room capacity is expanded by others in major destination locations, competition will increase. Major competitors, including new entrants, have either recently expanded their hotel room capacity or are currently expanding their capacity or constructing new resorts in Las Vegas and Macau. Also, the growth of gaming in areas outside Las Vegas, including California, has increased the competition faced by our operations in Las Vegas and elsewhere. In particular, as large scale gaming operations on Native American tribal lands has increased, particularly in California, competition has increased.

    In addition, competition could increase if changes in gaming restrictions in the U.S. and elsewhere result in the addition of new gaming establishments located closer to our customers than our casinos, such as has happened in California in the United States. Outside the United States, while our Macau operations compete to some extent with casinos located elsewhere in or near Asia, including Singapore, Australia and New Zealand, certain countries in the region have legalized casino gaming (including Malaysia, Vietnam, and Cambodia) and others (such as Japan, Taiwan and Thailand) may legalize casino gaming in the future. Furthermore, currently MGM Grand Paradise holds one of only six gaming concessions authorized by the Macau government to operate casinos in Macau. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or if current concessionaires and subconcessionaries open additional facilities (for example, the facilities currently being developed in Cotai, Macau), we would face increased competition. Furthermore, most jurisdictions in which casino gaming is currently permitted place numerical and/or geographical limitations on the issuance of new gaming licenses. Although a number of jurisdictions in the United States and foreign countries are considering legalizing or expanding casino gaming, in some cases new gaming operations may be restricted to specific locations and we expect that there will be intense competition for any attractive new opportunities (which may include acquisitions of existing properties) that do arise.

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

    Further, our directors, officers, key employees and joint venture partners must meet approval standards of certain state and foreign regulatory authorities. If state regulatory authorities were to find such a person or joint venture partner unsuitable, we would be required to sever our relationship with that person or the joint venture partner may be required to dispose of his, her or its interest in the joint venture. State regulatory agencies may conduct investigations into the conduct or associations of our directors, officers, key employees or joint venture partners to ensure compliance with applicable standards. For example, as a result of the New Jersey Division of Gaming Enforcement (the "DGE") investigation of our relationship with our joint venture partner in Macau, we entered into a settlement agreement with the DGE under which we were required to sell our 50% ownership interest in Borgata and related leased land in Atlantic City. On August 8, 2011, the New Jersey Casino Control Commission approved an amendment to the settlement agreement which extends the time within which the sale of the trust property must occur by 18 months, so that until March 24, 2013 we have the right to direct the trustee to sell the trust property (the "divestiture period"), but, if the sale is not concluded by that date, the trustee will sell such interests within the following 12 months (the "terminal sale period"). On February 13, 2013, the settlement agreement was further amended to allow us to re-apply to the CCC for licensure in New Jersey and to defer expiration of these periods pending the outcome of the licensure process. If the CCC denies our licensure request, then the divestiture period will immediately end, and the terminal sale period will immediately begin, which will result in our Borgata interest being disposed of by the trustee pursuant to the terms of the settlement agreement. Certain public and private issuances of securities and other transactions also require the approval of certain regulatory authorities.

    In Macau, current laws and regulations concerning gaming and gaming concessions are, for the most part, fairly recent and there is little precedent on the interpretation of these laws and regulations. These laws and regulations are complex, and a court or administrative or regulatory body may in the future render an interpretation of these laws and regulations, or issue new or modified regulations, that differ from MGM China's interpretation, which could have a material adverse effect on its business, financial condition and results of operations. In addition, MGM China's activities in Macau are subject to administrative review and approval by various government agencies. We cannot assure you that MGM China will be able to obtain all necessary approvals, and any such failure to do so may materially affect its long-term business strategy and operations. Macau laws permit redress to the courts with respect to administrative actions; however, to date such redress is largely untested in relation to gaming issues.

    In addition to gaming regulations, we are also subject to various federal, state, local and foreign laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, smoking, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. For example, Illinois has enacted a ban on smoking in nearly all public places, including bars, restaurants, work places, schools and casinos and, in January 2013, casinos in Macau, including MGM China, implemented a smoking ban in which a portion of casino floors are to be designated non-smoking. The likelihood or outcome of similar legislation in other jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact our financial performance.

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

  •
  Our business is affected by economic and market conditions in the markets in which we operate and in the locations in which our customers reside.  Our business is particularly sensitive to reductions in discretionary consumer spending and corporate spending on conventions and business development. Economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotels, casino resorts, trade shows and conventions, and for the type of luxury amenities we offer. In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job or housing market, perceived or actual disposable consumer income and wealth, or fears of war and future acts of terrorism. Aria, Bellagio, MGM Grand Las Vegas and The Mirage in particular may be affected by economic conditions in the Far East, and all of our Nevada resorts are affected by economic conditions in the United States, and California in particular. A recession, economic slowdown or any other significant economic condition affecting consumers or corporations generally is likely to cause a reduction in visitation to our resorts, which would adversely affect our operating results. For example, the recent economic uncertainty has impacted consumer and corporate spending, which has had a negative impact on our results of operations. In addition, the weak housing and real estate market—both generally and in Nevada particularly—has negatively impacted CityCenter's ability to sell residential units.

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

  •
  We have agreed not to have any interest or involvement in gaming businesses in China, Macau, Hong Kong and Taiwan, other than through MGM China.  In connection with the initial public offering of MGM China, the holding company that indirectly owns and operates MGM Macau, we entered into a Deed of Non-Compete Undertakings with MGM China and Ms. Pansy Ho pursuant to which we are restricted from having any interest or involvement in gaming businesses in the People's Republic of China, Macau, Hong Kong and Taiwan, other than through MGM China. While gaming is currently prohibited in China, Hong Kong and Taiwan, if it is legalized in the future our ability to compete with our competitors in these locations could be limited until the earliest of (i) March 31, 2020, (ii) the date MGM China's ordinary shares cease to be listed on The Stock Exchange of Hong Kong Limited or (iii) the date when our ownership of MGM China shares is less than 20% of the then issued share capital of MGM China.

  •
  The Macau government can terminate MGM Grand Paradise's subconcession under certain circumstances without compensating MGM Grand Paradise, the Macau government can exercise its redemption right with respect to the subconcession in 2017 or the Macau government can refuse to grant MGM Grand Paradise an extension of the subconcession in 2020, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Macau government has the right to unilaterally terminate the subconcession in the event of fundamental non-compliance by MGM Grand Paradise with applicable Macau laws or MGM Grand Paradise's basic obligations under the subconcession contract. MGM Grand Paradise has the opportunity to remedy any such non-compliance with its fundamental obligations under the subconcession contract within a period to be stipulated by the Macau government. Upon such termination, all of MGM Grand Paradise's casino area premises and gaming-related equipment would be transferred automatically to the Macau government without compensation to MGM Grand Paradise, and we would cease to generate any revenues from these operations. We cannot assure you that MGM Grand Paradise will perform all of its obligations under the subconcession contract in a way that satisfies the requirements of the Macau government.

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

  •
  We are required to build and open our development in Cotai, Macau by January 2018. If we are unable to meet this deadline, and the deadline for the development is not extended, we may lose the land concession, which would prohibit us from operating any facilities developed under such land concession.  The land concession for the approximately 17.8 acre site on Cotai, Macau was officially gazetted on January 9, 2013. If we are unable to build and open our proposed resort and casino by January 2018, and the deadline is not extended, the Macau government has the right to unilaterally terminate the land concession contract. A loss of the land concession could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

    In addition, the quality of junket operators is important to MGM Grand Paradise's and our reputation and ability to continue to operate in compliance with gaming licenses. While MGM Grand Paradise strives for excellence in associations with junket operators, we cannot assure you that the junket operators with whom MGM Grand Paradise is or becomes associated with will meet the high standards insisted upon. If a junket operator falls below MGM Grand Paradise's standards, MGM Grand Paradise or we may suffer reputational harm or possibly sanctions from gaming regulators with authority over our operations.

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

  •
  Because our major domestic gaming resorts are concentrated on the Las Vegas Strip, we are subject to greater risks than a gaming company that is more geographically diversified.  As such, our business may be significantly affected by risks common to the Las Vegas tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt air travel to and from Las Vegas can adversely affect our business. We cannot control the number or frequency of flights to or from Las Vegas, but we rely on air traffic for a significant portion of our visitors. Reductions in flights by major airlines as a result of higher fuel prices or lower demand can impact the number of visitors to our resorts. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of our customers reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit our facilities.

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

    While gaming debts evidenced by markers and judgments on gaming debts are enforceable under the current laws of Nevada, and Nevada judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the U.S. Constitution, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations and even where gaming debts are enforceable, they may not be collectible. Our inability to collect gaming debts could have a significant negative impact on our operating results.

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

  •
  We may incur impairments to goodwill, indefinite-lived intangible assets, or long lived assets which could negatively affect our future profits.  We review our goodwill, intangible assets and long-lived assets on an annual basis and during interim reporting periods in accordance with the authoritative guidance. Significant negative trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth have resulted in write-downs and impairment charges in the past and, if one or more of such events occurs in the future, additional impairment charges may be required in future periods. If we are required to record additional impairment charges, this could have a material adverse impact on our consolidated results of operations.

  •
  Leisure and business travel, especially travel by air, are particularly susceptible to global geopolitical events, such as terrorist attacks or acts of war or hostility.  We are dependent on the willingness of our customers to travel by air. Since most of our customers travel by air to our Las Vegas and Macau properties, any terrorist act, outbreak of hostilities, escalation of war, or any actual or perceived threat to the security of travel by air could adversely affect our financial condition, results of operations and cash flows. Furthermore, although we have been able to purchase some insurance coverage for certain types of terrorist acts, insurance coverage against loss or business interruption resulting from war and some forms of terrorism continues to be unavailable.

  •
  Investing through partnerships or joint ventures including CityCenter decreases our ability to manage risk.  In addition to acquiring or developing hotels and resorts or acquiring companies that complement our business directly, we have from time to time invested, and expect to continue to invest, as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, the operation of a joint venture is subject to inherent risk due to the shared nature of the enterprise and the need to reach agreements on material matters. In addition, joint venture investments may involve risks such as the possibility that the co-venturer might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-venturer might subject hotels and resorts owned by the joint venture to additional risk. Further, we may be unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent. Additionally, should a joint venture partner become bankrupt, we could become liable for our partner's or co-venturer's share of joint venture liabilities.

    For instance, CityCenter, which is 50% owned and managed by us, has a significant amount of indebtedness, which could adversely affect its business and its ability to meet its obligations. If CityCenter is unable to meet its financial commitments and we and our partners are unable to support future funding requirements, as necessary, such event could have adverse financial consequences to us. In addition, the agreements governing CityCenter's indebtedness subject CityCenter and its subsidiaries to significant financial and other restrictive covenants, including restrictions on its ability to incur additional indebtedness, place liens upon assets, make distributions to us, make certain investments, consummate certain asset sales, enter into transactions with affiliates (including us) and merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. The CityCenter second amended and restated credit facility also includes certain financial covenants that require CityCenter to maintain a minimum trailing annual EBITDA (as defined in CityCenter's second amended and restated credit facility) for each quarter, commencing on March 31, 2013. We cannot be sure that CityCenter will be able to meet this test in the future or that the lenders will waive any failure to meet the test.

    In addition, in accordance with our joint venture agreement and the CityCenter second amended and restated credit facility, we provided a completion guarantee which is secured by our interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land.

  •
  Any of our future construction or development projects will be subject to significant development and construction risks, which could have a material adverse impact on related project timetables, costs and our ability to complete the projects.

    Any of our future construction or development projects will be subject to a number of risks, including:

    •
    lack of sufficient, or delays in availability of, financing;
    •
    changes to plans and specifications;
    •
    engineering problems, including defective plans and specifications;
    •
    shortages of, and price increases in, energy, materials and skilled and unskilled labor, and inflation in key supply markets;
    •
    delays in obtaining or inability to obtain necessary permits, licenses and approvals;
    •
    changes in laws and regulations, or in the interpretation and enforcement of laws and regulations, applicable to gaming, leisure, residential, real estate development or construction projects;
    •
    labor disputes or work stoppages;
    •
    disputes with and defaults by contractors and subcontractors;
    •
    personal injuries to workers and other persons;
    •
    environmental, health and safety issues, including site accidents and the spread of viruses;
    •
    weather interferences or delays;
    •
    fires, typhoons and other natural disasters;
    •
    geological, construction, excavation, regulatory and equipment problems; and
    •
    other unanticipated circumstances or cost increases.

    The occurrence of any of these development and construction risks could increase the total costs, delay or prevent the construction, development or opening or otherwise affect the design and features of any future construction projects which we might undertake. We cannot guarantee that our construction costs or total project costs for future projects will not increase beyond amounts initially budgeted.

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

    We renew our insurance policies (other than our builder's risk insurance) on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits, further increase our deductibles, or agree to certain exclusions from our coverage.

  •
  CityCenter has decided to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake by demolishing the building, and we are exposed to risks prior to or in connection with the demolition process.  After partial construction of the Harmon, CityCenter discovered that in certain elements of the building (known as link beams) the reinforcing steel had been installed incorrectly by CityCenter's general contractor Perini Building Company ("Perini") and its subcontractors. After additional structural defects in other areas of the Harmon were discovered, further construction at the Harmon was indefinitely stopped. During the third quarter of 2010, CityCenter determined that the Harmon was unlikely to be completed using the existing partially completed structure as it now stands. A consulting engineer engaged by CityCenter in 2011 to conduct a review requested by the Clark County Building Division (the "Building Division") opined, among other things, that "[i]n a code-level earthquake, using either the permitted or current code specified loads, it is likely that critical structural members in the tower will fail and become incapable of supporting gravity loads, leading to a partial or complete collapse of the tower. There is missing or misplaced reinforcing steel in columns, beams, shear walls, and transfer walls throughout the structure of the tower below the twenty-first floor." In response to this opinion, the Building Division required CityCenter to provide a plan of action to abate the potential for structural collapse of the Harmon. After expert consultation, CityCenter informed the Building Division that it has decided to abate the potential for structural collapse of the Harmon by demolishing the building, subject to the receipt of court approval. A partial or complete collapse of the Harmon prior to demolition, or the demolition process itself, could result in property damage or injury, which could have a material adverse effect on CityCenter's and our business and/or cause reputational harm to CityCenter and us. CityCenter's second amended and restated credit facility provides that certain demolition expenses may be funded only by equity contributions from its members or certain specified extraordinary receipts (which include any proceeds from the Perini litigation).

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

  •
  Tracinda owns a significant amount of our common stock and may have interests that differ from the interests of other holders of our stock.  As of December 31, 2012, Tracinda Corporation beneficially owned approximately 19% of our outstanding common stock. As a result, Tracinda may be able to exercise significant influence over us as a result of its significant ownership of our outstanding common stock. For example, actions requiring stockholder approval that may be supported by other stockholders might be effectively blocked by Tracinda Corporation.

  •
  We are subject to risks associated with doing business outside of the United States.  Our operations outside of the United States are subject to risks that are inherent in conducting business under non-United States laws, regulations and customs. In particular, the risks associated with the operation of MGM Macau or any future operations in which we may engage in any other foreign territories, include:

  •
  changes in laws and policies that govern operations of companies in Macau or other foreign jurisdictions;
  •
  changes in non-United States government programs;
  •
  possible failure to comply with anti-bribery laws such as the United States Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
  •
  general economic conditions and policies in China, including restrictions on travel and currency movements;
  •
  difficulty in establishing, staffing and managing non-United States operations;
  •
  different labor regulations;
  •
  changes in environmental, health and safety laws;
  •
  potentially negative consequences from changes in or interpretations of tax laws;
  •
  political instability and actual or anticipated military and political conflicts;
  •
  economic instability and inflation, recession or interest rate fluctuations; and
  •
  uncertainties regarding judicial systems and procedures.

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

  •
  Any violation of the Foreign Corrupt Practices Act or any other similar anti-corruption laws could have a negative impact on us.  A significant portion of our revenue is derived from operations outside the United States, which exposes us to complex foreign and U.S. regulations inherent in doing cross-border business and in each of the countries in which we transact business. We are subject to compliance with the United States Foreign Corrupt Practices Act ("FCPA") and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. Violations of these laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

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

  •
  A significant portion of our labor force is covered by collective bargaining agreements.  Work stoppages and other labor problems could negatively affect our business and results of operations. Approximately 30,000 of our employees are covered by collective bargaining agreements. The collective bargaining agreements covering most of our Las Vegas union employees expire in 2013. A prolonged dispute with the covered employees could have an adverse impact on our operations. In addition, wage and or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations, and to the extent that our non-union employees join unions, we would have greater exposure to risks associated with labor problems.

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

  •
  We may seek to expand through investments in other businesses and properties or through alliances, and we may also seek to divest some of our properties and other assets, any of which may be unsuccessful.  We intend to consider strategic and complementary investments in other businesses, properties or other assets. Furthermore, we may pursue these opportunities in alliance with third parties. Investments in businesses, properties or assets, as well as these alliances, are subject to risks that could affect our business, including risks related to:

  •
  spending cash and incurring debt;
  •
  assuming contingent liabilities;
  •
  contributing properties or related assets to hospitality ventures that could result in recognition of losses; or
  •
  creating additional expenses.

    We cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such investments or alliances.

  •
  If the jurisdictions in which we operate increase gaming taxes and fees, our results could be adversely affected.  State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and government officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Periods of economic downturn or uncertainty and budget deficits may intensify such efforts to raise revenues through increases in gaming taxes. If the jurisdictions in which we operate were to increase gaming taxes or fees, depending on the magnitude of the increase and any offsetting factors, our financial condition and results of operations could be materially adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal executive offices are located at Bellagio. Our significant land holdings are described below; unless otherwise indicated, all properties are wholly owned. We also own or lease various other improved and unimproved properties in Las Vegas and other locations in the United States and certain foreign countries.

  Domestic resorts and other

        The following table lists our wholly owned domestic resorts and other significant domestic land holdings.

Name and Location	Approximate Acres	Notes
Las Vegas, Nevada operations:
Bellagio	76	Two acres of the site are subject to two ground leases that expire (giving effect to our renewal options) in 2019 and 2073.
MGM Grand Las Vegas	102
Mandalay Bay	120
The Mirage	84
Luxor	60
New York-New York	20
Excalibur	53
Monte Carlo	28
Circus Circus Las Vegas	69
Shadow Creek Golf Course	240
Other Nevada operations:
Circus Circus Reno	10	A portion of the site is subject to two ground leases, which expire in 2032 and 2033, respectively.
Gold Strike, Jean, Nevada	51
Railroad Pass, Henderson, Nevada	9
Other domestic operations:
MGM Grand Detroit	27
Beau Rivage, Biloxi, Mississippi	41	Includes 10 acres of tidelands leased from the State of Mississippi under a lease that expires (giving effect to our renewal options) in 2066.
Fallen Oak Golf Course, Saucier, Mississippi	508
Gold Strike, Tunica, Mississippi	24
Primm Valley Golf Club	448	Located at the California state line, four miles from Primm, Nevada.
Other land:
Support Services	12	Includes approximately 10 acres behind New York-New York and approximately two acres adjacent to New York- New York.
Las Vegas Strip- south	15	Located across the Las Vegas Strip from Luxor.
Las Vegas Strip- north	34	Located north of Circus Circus.
North Las Vegas, Nevada	66	Located adjacent to Shadow Creek.
Henderson, Nevada	47	Located adjacent to Railroad Pass.
Jean, Nevada	116	Located adjacent to, and across I-15 from, Gold Strike.
Sloan, Nevada	89
Stateline, California at Primm	125	Located adjacent to the Primm Valley Golf Club.
Tunica, Mississippi	385	We own an undivided 50% interest in this land with another, unaffiliated, gaming company.
Atlantic City, New Jersey	141	Approximately eight acres are leased to Borgata under a short-term lease. Of the remaining land, approximately 74 acres are suitable for development.

        The land and substantially all of the assets of MGM Grand Las Vegas, Bellagio and The Mirage secure up to $3.35 billion of obligations outstanding under the senior credit facility. In addition, the land and substantially all of the assets of New York-New York and Gold Strike Tunica secure the entire amount of the senior credit facility and the land and substantially all of the assets of MGM Grand Detroit secure its obligations as a co-borrower under the senior credit facility, initially equal to $450 million and subject to gaming authority required annual amortization.

        The land underlying Circus Circus Las Vegas, along with substantially all of the assets of that resort, as well as certain undeveloped land adjacent to the property, secures our completion guarantee related to CityCenter.

  MGM China

        MGM Macau occupies an approximately 10 acre site which it possesses under a 25-year land use right agreement with the Macau government. MGM Grand Paradise's interest in the land use right agreement is used as collateral for the MGM China credit facility. In addition, in October 2012, MGM Grand Paradise formally accepted the terms and conditions of a 25-year land concession contract from the government of Macau to develop a resort and casino on an approximately 17.8 acre site in Cotai, Macau. The land concession contract became effective on January 9, 2013 when the Macau government published the agreement in the Official Gazette of Macau. MGM Grand Paradise's interest in the Cotai land use right agreement will become collateral under the MGM China credit facility upon finalization of the appropriate government approvals. As of December 31, 2012, approximately $554 million was outstanding under the MGM China credit facility. These borrowings are non-recourse to MGM Resorts International.

  Unconsolidated Affiliates

        Silver Legacy occupies approximately five acres in Reno, Nevada, adjacent to Circus Circus Reno. The land, along with substantially all of the assets of that resort, is used as collateral for Silver Legacy's first lien term loan facility and second lien notes. As of December 31, 2012, $70 million was outstanding under the term loan facility and approximately $28 million principal amount was outstanding under the second lien notes.

        CityCenter occupies approximately 67 acres of land between Bellagio and Monte Carlo. The site along with substantially all of the assets of that resort, serves as collateral for CityCenter's revolving credit facility, its $1.14 billion 7.625% senior secured first lien notes, due 2016 and its $708 million 10.75%/11.50% senior secured second lien PIK toggle notes, due 2017. As of December 31, 2012, CityCenter had not drawn on its $75 million revolving credit facility and had $1.9 billion outstanding under the first and second lien notes.

        All of the borrowings by our unconsolidated affiliates described above are non-recourse to MGM Resorts International.

        Other than as described above, none of our properties serve as collateral.

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

        In April 2010, Perini served an amended complaint in this case which joins as defendants many owners of CityCenter residential condominium units (the "Condo Owner Defendants"), added a count for foreclosure of Perini's recorded master mechanic's lien against the CityCenter property in the amount of approximately $491 million, and asserted the priority of this mechanic's lien over the interests of the CityCenter Owners, the Condo Owner Defendants and CityCenter lenders in the CityCenter property.

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

        In November 2012, Perini filed a second amended complaint which, among other things, added claims against the CityCenter defendants of breach of contract—alleging that CityCenter's Owner Controlled Insurance Program ("OCIP") failed to provide adequate project insurance for Perini with broad coverages and high limits, and tortious breach of the implied covenant of good faith and fair dealing—alleging improper administration by CityCenter of the OCIP and Builders Risk insurance programs.

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

        The lawsuits are:

        In re MGM MIRAGE Securities Litigation, Case No. 2:09-cv-01558-GMN-LRL. In November 2009, the U.S. District Court for Nevada consolidated the Robert Lowinger v. MGM MIRAGE, et al. (Case No. 2:09-cv-01558-RCL-LRL, filed August 19, 2009) and Khachatur Hovhannisyan v. MGM MIRAGE, et al. (Case No. 2:09-cv-02011-LRH-RJJ, filed October 19, 2009) putative class actions under the caption "In re MGM MIRAGE Securities Litigation." The cases name the Company and certain former and current directors and officers as defendants and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 promulgated thereunder. These cases were transferred in July 2010 to the Honorable Gloria M. Navarro. In October 2010 the court appointed several employee retirement benefits funds as co-lead plaintiffs and their counsel as co-lead and co-liaison counsel. In January 2011, lead plaintiffs filed a consolidated amended complaint, alleging that between August 2, 2007 and March 5, 2009, the Company, its directors and certain of its officers artificially inflated the market price of the Company's securities by knowingly making materially false and misleading public statements and omissions concerning the Company's financial condition, its liquidity, its access to credit, and the costs and progress of construction of the CityCenter development. The consolidated amended complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder.

        On March 15, 2011 all defendants moved to dismiss the consolidated amended complaint on the grounds that it fails to allege facts upon which relief could be granted under the federal securities laws, and on the further ground that the complaint fails to satisfy the heightened pleading standards mandated by the Private Securities Litigation Reform Act ("PSLRA"). The motions to dismiss emphasized three primary arguments: 1) the complaint fails to allege that the defendants made false or misleading statements of fact, as opposed to statements concerning plans and expectations that did not anticipate the severity of the financial crisis of 2008-2009 and the challenges presented by constructing CityCenter; 2) the complaint fails to allege facts supporting a "strong inference" of wrongful intent, as the PSLRA requires; and 3) the complaint fails to plead adequately that the alleged wrongdoing was the cause of the decline in the price of the Company's publicly traded securities. The parties completed the briefing in support of, and in opposition to, the motions to dismiss, and requested oral argument on the motions.

        On March 27, 2012, the court issued an order which granted the defendant's motion to dismiss plaintiffs' consolidated complaint without prejudice, and allowed plaintiffs an opportunity to file an amended complaint. On April 17, 2012 plaintiffs filed an amended complaint which substantially repeats but reorganizes their substantive allegations and asserts the same claims as raised in the original complaint. On May 30, 2012 defendants filed a joint motion to dismiss plaintiffs' amended complaint. The motion is pending.

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

        Sanjay Israni v. Robert H. Baldwin, et al. (Case No. CV-09-02914, filed September 25, 2009, Second Judicial District Court, Washoe County, Nevada). This purported shareholder derivative action against certain of the Company's former and current directors and a Company officer alleges, among other things, breach of fiduciary duty by defendants' asserted insider selling and misappropriation of information; abuse of control; gross mismanagement; waste of corporate assets; unjust enrichment; and contribution and indemnification. The Company is named as a nominal defendant. In May 2010, plaintiffs amended the complaint to, among other things, allege as additional bases for their claims defendants' approval of the Company's joint venture with Pansy Ho at MGM Macau. The Kim and Israni plaintiffs seek restitution to the Company in excess of $10 million as well as equitable relief in the form of an order directing the Company to reform its corporate governance and internal procedures. In May 2010 the Second Judicial District Court in Washoe County transferred this case to the Eighth Judicial District Court in Clark County, Nevada (Case No. A-10-619411-C), and in September 2010 the latter court consolidated this action with the Charles Kim v. James J. Murren, et al. shareholder derivative action, Case No. A-09-599937-C discussed above.

        In December 2010 and January 2011 the Company and its directors filed motions with the court to dismiss the derivative complaints in the Israni and Kim cases. The defendant Company officers also filed a separate motion to dismiss on the grounds that plaintiffs failed to allege either that a pre-suit demand had been made on the Company's board of directors and had been wrongfully rejected, or that making such a demand would have been futile because the case falls within the extremely rare circumstance where the board would have been legally incapable of exercising its business judgment on the litigation decision. In March 2011, after the filing of these dismissal motions and pursuant to the parties' stipulation, the plaintiffs filed a consolidated amended complaint that asserted claims similar to those in their earlier complaints. In April 2011 the defendants filed motions to dismiss the consolidated amended complaint, on the same grounds as their original motions to dismiss. After hearing on the motions to dismiss in June 2010, the court in July 2010 granted the motions on the ground that the plaintiffs had failed to allege facts excusing them from making a pre-suit demand on the Company's board of directors. The court directed that the defendants submit a proposed order setting forth the factual and legal bases. The defendants submitted a proposed order, and the plaintiffs submitted an objection to the proposed order.

        On May 15, 2012 the court in the Israni and Kim cases entered an order that granted defendants' motion to dismiss the complaint without leave to amend, and an order that dismissed plaintiffs' consolidated amended complaint with prejudice. On June 14, 2012 the plaintiffs filed a notice of appeal of the district court ruling to the Nevada Supreme Court. The appeal is pending.

        Mario Guerrero v. James J. Murren, et al. (Case No. 2:09-cv-01815-KJD-RJJ, filed September 14, 2009, U.S. District Court for the District of Nevada); Regina Shamberger v. J. Terrence Lanni, et al. (Case No. 2:09-cv-01817-PMP-GWF, filed September 14, 2009, U.S. District Court for the District of Nevada), filed September 14, 2009. These purported shareholder derivative actions involve the same former and current director and officer defendants as those in the consolidated state court derivative actions, and also name the Company as a nominal defendant. They make factual allegations similar to those alleged in the state court actions, asserting claims of, among other things, breach of fiduciary duty by defendants' asserted improper financial reporting, insider selling and misappropriation of information; waste of corporate assets; and unjust enrichment. In June 2010 the plaintiffs in these two actions made a joint motion for consolidation and appointment of lead plaintiffs and lead counsel. In March 2011, on stipulation of both plaintiffs and without opposition from the defendants, the two actions were consolidated under the caption In re MGM MIRAGE Derivative Litigation. In March 2011, with the stipulation of all parties, the court ordered that defendants need not respond to the complaints currently on file pending the disposition of the motions to dismiss in In re MGM MIRAGE Securities Litigation, without prejudice to either side's right to seek to lift the stay at an earlier time. These cases remain pending before the court.

        The Company and all other defendants will continue to vigorously defend itself against the claims asserted in these securities and derivative cases.

        Other. We and our subsidiaries are also defendants in various other lawsuits, most of which relate to routine matters incidental to our business. We do not believe that the outcome of such pending litigation, considered in the aggregate, will have a material adverse effect on the Company.

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

	2012		2011
	High	Low	High	Low
First quarter	$14.94	$10.60	$16.94	$12.15
Second quarter	14.11	10.15	15.80	11.78
Third quarter	11.78	8.83	16.05	9.01
Fourth quarter	11.90	9.15	12.41	7.40

        There were approximately 4,367 record holders of our common stock as of February 20, 2013.

        We have not paid dividends on our common stock in the last two fiscal years. As a holding company with no independent operations, our ability to pay dividends will depend upon the receipt of dividends and other payments from our subsidiaries. Furthermore, our senior credit facility contains financial covenants and restrictive covenants that could restrict our ability to pay dividends, subject to certain exceptions. Our Board of Directors periodically reviews our policy with respect to dividends, and any determination to pay dividends in the future will depend on our financial position, future capital requirements and financial debt covenants and any other factors deemed necessary by the Board of Directors. Moreover, should we pay any dividends in the future, there can be no assurance that we will continue to pay such dividends.

Share Repurchases

        Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. We did not repurchase shares of our common stock during the quarter and year ended December 31, 2012. The maximum number of shares available for repurchase under our May 2008 repurchase program was 20 million as of December 31, 2012. Covenants governing our senior credit facility and certain of our debt securities restrict, among other things, our ability to repurchase our common stock.

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

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Net revenues	$9,160,844	$7,849,312	$6,056,001	$6,010,588	$7,231,273
Operating income (loss)	80,526	4,057,146	(1,158,931)	(963,876)	(195,986)
Net income (loss)	(1,616,912)	3,234,944	(1,437,397)	(1,291,682)	(921,669)
Net income (loss) attributable to MGM Resorts International	(1,767,691)	3,114,637	(1,437,397)	(1,291,682)	(921,669)
Earnings per share of common stock attributable to MGM Resorts:
Basic:
Net income (loss) per share	$(3.62)	$6.37	$(3.19)	$(3.41)	$(3.29)
Weighted average number of shares	488,988	488,652	450,449	378,513	279,815
Diluted:
Net income (loss) per share	$(3.62)	$5.62	$(3.19)	$(3.41)	$(3.29)
Weighted average number of shares	488,988	560,895	450,449	378,513	279,815
At year-end:
Total assets	$26,284,738	$27,766,276	$18,951,848	$22,509,013	$23,265,519
Total debt, including capital leases	13,589,907	13,472,263	12,050,437	14,060,270	13,470,618
Stockholders' equity	8,116,016	9,882,222	2,932,162	3,804,049	3,907,978
MGM Resorts stockholders' equity	4,365,548	6,086,578	2,932,162	3,804,049	3,907,978
MGM Resorts stockholders' equity per share	$8.92	$12.45	$6.00	$8.62	$14.13
Number of shares outstanding	489,234	488,835	488,513	441,222	276,507

        The following events/transactions affect the year-to-year comparability of the selected financial data presented above:

Acquisitions and Dispositions

•
In 2009, we sold the Treasure Island casino resort ("TI") in Las Vegas, Nevada and recorded a gain on the sale of $187 million. The results of TI were not recorded as discontinued operations, as we believed significant customer migration would occur between TI and our other Las Vegas Strip resorts.
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
•
In 2009, we recorded non-cash impairment charges of $176 million related to our M Resort note, $956 million related to our investment in CityCenter, $203 million related to our share of the CityCenter residential inventory impairment, and $548 million related to our land holdings on Renaissance Pointe in Atlantic City and capitalized development costs related to our MGM Grand Atlantic City Project.

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
•
In 2012, we recorded non-cash impairment charges of $85 million related to our investment in Grand Victoria, $65 million related to our investment in Borgata, $366 million related to our land on the north end of the Las Vegas Strip, $167 million related to our Atlantic City land and $47 million for the South Jersey Transportation Authority special revenue bonds we hold.
•
In 2012, we recorded $18 million related to our share of the CityCenter residential real estate impairment charge and $16 million related to our share of CityCenter's Harmon demolition costs.
•
In 2012, we recorded a $563 million loss on debt retirement in connection with the February 2012 amendment and restatement of our senior credit facility and in connection with our December 2012 refinancing transactions.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

        Our primary business is the ownership and operation of casino resorts, which includes offering gaming, hotel, convention, dining, entertainment, retail and other resort amenities. We believe that we own and invest in several of the premier casino resorts in the world and have continually reinvested in our resorts to maintain our competitive advantage. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our resorts to generate operating cash flow to repay debt financings, fund capital expenditures and provide excess cash flow for future development. We have historically made significant investments in our resorts through the addition of new restaurants, entertainment, nightlife offerings as well as other new features and amenities. In addition, we have made regular capital investments to maintain the quality of our hotel rooms and public spaces.

        Cash flows generated by our wholly-owned domestic resorts in 2012 improved compared to 2011 and 2010 and we expect that trend to continue in 2013 despite continued economic uncertainty. Visitation to Las Vegas was up 2% in 2012 and room inventory has peaked with limited new rooms supply planned in the near term.

        In Macau, cash flows from operations improved significantly in 2012 led by strong gaming volumes. Despite continued concerns about economic instability in China and the implementation of new smoking restrictions in Macau, we expect the Macau market to continue to grow. In 2012, the pace of growth slowed down, but casino revenues for the Macau market still grew 14% over 2011 with a significant increase in main floor volumes.

        Our results of operations are also affected by decisions we make related to our capital allocation, our access to capital and our cost of capital. During 2012, we executed a number of transactions which have greatly improved our cost of capital, extended our debt maturities and provided capital for future growth projects. See "Principal Debt Arrangements" for further discussion of our debt agreements and related covenants and "Contractual Obligations" for debt maturities and interest obligations as of December 31, 2012. In 2012, we completed the following transactions:

  •
  In January, we issued $850 million of 8.625% senior notes due 2019 for net proceeds of approximately $836 million;
  •
  In February, we amended and restated our senior credit facility, which reduced LIBOR spread and LIBOR floor for extending loans, as well as extended maturities to 2015;
  •
  In March, MGM China Limited ("MGM China") paid an approximately $400 million dividend, of which we received approximately $204 million and approximately $196 million was distributed to noncontrolling interests;
  •
  Also in March, we issued $1.0 billion of 7.75% senior notes due 2022 for net proceeds of approximately $986 million;
  •
  In September, we issued $1.0 billion of 6.75% senior notes due 2020 for net proceeds of approximately $986 million;
  •
  In October, MGM China and MGM Grand Paradise, S.A. ("MGM Grand Paradise") as co-borrowers, amended and extended their credit facility and increased the facility's capacity to $2.0 billion, which will be used for the development of the proposed Cotai resort and for general corporate purposes; and
  •
  In December, we completed a transaction which included the amendment and restatement of our senior credit facility, which increased its capacity to $4.0 billion and extended its maturity, and the issuance of $1.25 billion of 6.625% senior notes due 2021 for net proceeds of approximately $1.23 billion. We used the proceeds from these transactions, together with cash on hand, to complete the tender offers and redemption and satisfaction and discharge of all of our outstanding

    13% senior secured notes due 2013, 10.375% senior secured notes due 2014, 11.125% senior secured notes due 2017 and 9% senior secured notes due 2020.

        In addition, in February 2013, MGM China's Board of Directors declared a special dividend of approximately $500 million which will be paid to shareholders of record as of March 11, 2013, and distributed on or about March 18, 2013. We will receive approximately $255 million, representing 51% of such dividend.

        While we are focused on continuing to improve our financial position and lower our interest costs, we are also dedicated to capitalizing on development opportunities. In Macau, we plan to spend approximately $2.6 billion, excluding land and capitalized interest, to develop a resort and casino featuring approximately 1,600 hotel rooms, 500 gaming tables, and 2,500 slots built on an approximately 17.8 acre site in Cotai, Macau. In addition, we have been actively pursuing development opportunities in markets such as Maryland, Massachusetts and Toronto.

  Reportable Segments

        We have two reportable segments that are based on the regions in which we operate: wholly owned domestic resorts and MGM China. We currently operate 15 wholly owned resorts in the United States. MGM China's operations consist of the MGM Macau resort and casino ("MGM Macau") and the potential development of a gaming resort in Cotai. We have additional business activities including investments in unconsolidated affiliates, our MGM Hospitality operations and certain other corporate and management operations. CityCenter is our most significant unconsolidated affiliate, which we also manage for a fee. Our operations that are not segregated into separate reportable segments are reported as "corporate and other" operations in our reconciliations of segment results to consolidated results.

        Wholly owned domestic resorts. At December 31, 2012, our wholly owned domestic resorts consisted of the following casino resorts:

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

        Over half of the net revenue from our wholly owned domestic resorts is derived from non-gaming operations including hotel, food and beverage, entertainment and other non-gaming amenities. We utilize our significant convention and meeting facilities to maximize hotel occupancy and customer volumes during off-peak times such as mid-week or during traditionally slower leisure travel periods, which also leads to better labor utilization. Our operating results are highly dependent on the volume of customers at our resorts, which in turn affects the price we can charge for our hotel rooms and other amenities. We market to different customer groups to manage our hotel occupancy, such as targeting large conventions to increase mid-week occupancy. As a result of our leveraged business model, our operating results are significantly affected by our ability to generate operating revenues. Also, we generate a significant portion of our revenue from our wholly owned domestic resorts in Las Vegas, Nevada, which exposes us to certain risks, such as increased competition from new or expanded Las Vegas resorts, and from the expansion of gaming in the United States generally.

        Key performance indicators related to gaming and hotel revenue at our wholly owned domestic resorts are:

  •
  Gaming revenue indicators: table games drop and slots handle (volume indicators); "win" or "hold" percentage, which is not fully controllable by us. Our normal table games hold percentage is in the range of 19% to 22% of table games drop and our normal slots hold percentage is in the range of 7.5% to 8.5% of slots handle; and
  •
  Hotel revenue indicators – hotel occupancy (a volume indicator); average daily rate ("ADR," a price indicator); and revenue per available room ("REVPAR," a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on an analysis of retail or "cash" rates for each customer segment and each type of room product to estimate complimentary rates which are consistent with retail rates. Complimentary rates are reviewed at least annually and on an interim basis if there are significant changes in market conditions. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites.

        MGM China. On June 3, 2011, we and Ms. Ho, Pansy Catilina Chiu King ("Ms. Pansy Ho") completed a reorganization of the capital structure and the initial public offering of 760 million shares of MGM China on The Stock Exchange of Hong Kong Limited (the "IPO"), representing 20% of the post issuance base capital stock of MGM China, at an offer price of HKD 15.34 per share. Pursuant to this reorganization, we acquired, through a wholly owned subsidiary, an additional 1% of the overall capital stock of MGM China for HKD 15.34 per share, or approximately $75 million, and thereby became the owner of 51% of MGM China. Following the IPO, the underwriters exercised their overallotment rights with respect to 59 million shares. MGM China owns MGM Grand Paradise, the Macau company that owns the MGM Macau and the related gaming subconcession and land concessions and is in the process of developing a gaming resort in Cotai. See below for additional information about the Cotai development project.

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

        On October 18, 2012, MGM Grand Paradise formally accepted the terms and conditions of a land concession contract from the government for its planned development on Cotai. The land concession contract became effective on January 9, 2013 when the Macau government published it in the Official Gazette of Macau and has an initial term of 25 years. The land premium payable to the Macau government for the land concession contract is approximately $161 million and is composed of a down payment and eight additional semi-annual payments. In October 2012, MGM China paid approximately $56 million as the initial down payment of the contract premium. Including interest on the eight semi-annual payments, MGM China has approximately $118 million remaining payable for the land concession contract. In addition, MGM Grand Paradise is required to pay the Macau government approximately $269,000 per year in rent during the course of development of the land and approximately $681,000 per year in rent once the development is completed. The annual rent is subject to review by the Macau government every five years. MGM China has made significant progress in getting its construction team in place as well as finalizing its designs. Under the terms of the land concession contract, MGM Grand Paradise is required to complete the development of the land within 60 months from the date of publication.

        Our current MGM China operations consist of MGM Macau and the development of the new gaming resort in Cotai. Revenues at MGM Macau are generated primarily from gaming operations made up of two distinct market segments: main floor and high-end ("VIP"). MGM Macau main floor operations consist of both table games and slot machines offered to the public, which usually consists of walk-in and day trip visitors. VIP players play mostly in dedicated VIP rooms or designated gaming areas. VIP customers can be further divided into customers sourced by in-house VIP programs and those sourced through gaming promoters. A significant portion of our VIP volume is generated through the use of gaming promoters, also known as junket operators. These operators introduce VIP gaming players to MGM Macau, assist these customers with travel arrangements, and extend gaming credit to these players.

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

        In addition to the key performance indicators used by our wholly owned domestic resorts, MGM Macau utilizes "turnover," which is the sum of rolling chip wagers won by MGM Macau (rolling chips purchased plus rolling chips exchanged less rolling chips returned). Turnover provides a basis for measuring VIP casino win percentage. Normal win for VIP gaming operations at MGM Macau is in the range of 2.7% to 3.0% of turnover. MGM Macau's main floor normal table games hold percentage is in the range of 20% to 30% of table games drop. Normal slots hold percentage at MGM Macau is in the range of 5.5% to 7.5% of slots handle.

        Corporate and other. Corporate and other includes our investments in unconsolidated affiliates, MGM Hospitality and certain management and other operations.

        CityCenter. We own 50% of CityCenter. The other 50% of CityCenter is owned by Infinity World Development Corp ("Infinity World"), a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, a casino resort; Mandarin Oriental Las Vegas, a non-gaming boutique hotel; Crystals, a retail and entertainment district; and Vdara, a luxury condominium-hotel. In addition, CityCenter includes residential units in the Residences at Mandarin Oriental and Veer. We receive a management fee of 2% of revenues for the management of Aria and Vdara, and 5% of EBITDA (as defined in the agreements governing our management of Aria and Vdara). In addition, we receive an annual fee of $3 million for the management of Crystals.

        Other unconsolidated affiliates. We also own 50% interests in Grand Victoria and Silver Legacy. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Silver Legacy is located in Reno, adjacent to Circus Circus Reno, and the other 50% is owned by Eldorado LLC, which operates the resort.

        MGM Hospitality. MGM Hospitality seeks to leverage our management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. MGM Hospitality entered into management agreements for hotels in the Middle East, North Africa, India and, through its joint venture with Diaoyutai State Guesthouse, the People's Republic of China. MGM Hospitality opened its first resort, MGM Grand Sanya on Hainan Island, the People's Republic of China in early 2012.

        Borgata. We have a 50% economic interest in Borgata Hotel Casino & Spa ("Borgata") located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation ("Boyd") owns the other 50% of Borgata and also operates the resort. Our interest is held in trust and was offered for sale pursuant to our amended settlement agreement with the New Jersey Division of Gaming Enforcement ("DGE") and approved by the New Jersey Casino Control Commission ("CCC"). The terms of the amended settlement agreement previously mandated the sale by March 2014. We had the right to direct the sale through March 2013 (the "divesture period"), subject to approval of the CCC, and the trustee was responsible for selling the trust property during the following 12-month period (the "terminal sale period"). On February 13, 2013, the settlement agreement was further amended to allow us to re-apply to the CCC for licensure in New Jersey and to defer expiration of these periods pending the outcome of the licensure process. If the CCC denies our licensure request, then the divestiture period will immediately end, and the terminal sale period will immediately begin, which will result in our Borgata interest being disposed of by the trustee pursuant to the terms of the settlement agreement.

        We consolidate the trust because we are the sole economic beneficiary and we account for our interest in Borgata under the cost method. We review our investment carrying value whenever indicators of impairment exist and accordingly have recorded impairment charges in each of the years ended December 31, 2012, 2011 and 2010. See "Operating Results – Details of Certain Charges" for further discussion.

        As of December 31, 2012, the trust had $135 million of cash and investments, of which $120 million is held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within "Prepaid expenses and other." For the year ended December 31, 2012, $52 million was withdrawn from the trust account for the payment of property taxes and interest on our senior credit facility, as authorized in accordance with the terms of the trust agreement. As of December 31, 2011, the trust had $188 million of cash and investments, of which $150 million is held in U.S. treasury securities with maturities greater than three months but less than one year.

Results of Operations

        The following discussion is based on our consolidated financial statements for the years ended December 31, 2012, 2011 and 2010.

        The following table summarizes our financial results:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net revenues	$9,160,844	$7,849,312	$6,056,001
Operating income (loss)	80,526	4,057,146	(1,158,931)
Net income (loss)	(1,616,912)	3,234,944	(1,437,397)
Net income (loss) attributable MGM Resorts International	(1,767,691)	3,114,637	(1,437,397)

        Our results of operations include the results of MGM China on a consolidated basis following the June 3, 2011 date of acquisition. Prior to that date, results of operations of MGM Macau were reflected under the equity method of accounting – see "Operating Results – Income (Loss) from Unconsolidated Affiliates."

        Operating income in 2012 benefited from a full year of operations at MGM China, as well as improved operating results at our wholly owned domestic resorts. Comparability between periods was affected by $708 million of property transactions in 2012 and $179 million in 2011. In addition, our share of CityCenter residential inventory impairment charges was $18 million and our share of Harmon demolition costs was $16 million in 2012 compared to CityCenter residential inventory impairment charges of $26 million in 2011. In addition to the items mentioned above, comparability was also affected by the $3.5 billion gain on the MGM China transaction in 2011. Operating income in 2012 was negatively affected by increased corporate expense and depreciation and amortization. Corporate expense increased 34% to $235 million primarily as a result of additional legal and professional services and as a result of costs associated with development efforts in Maryland and Massachusetts. Depreciation and amortization increased from 2011 primarily from the consolidation of the full year of results of MGM China. Of the $375 million of depreciation and amortization expense at MGM China in 2012, $320 million related to amortization of intangible assets recognized in the acquisition.

        Operating income in 2011 benefited from improved results at MGM Macau, CityCenter and our wholly owned domestic resorts and included operating income at MGM China of $137 million from June 3, 2011 through December 31, 2011. As noted above, operating income in 2011 was affected by the MGM China gain, our share of CityCenter residential inventory impairment charges of $26 million and $179 million of property transactions. In 2010, we recognized $166 million for our share of CityCenter residential inventory impairment charges and property transactions were $1.5 billion in 2010 including $1.3 billion of impairment charges related to our CityCenter investment and $128 million related to an impairment for Borgata. For additional detail related to property transactions and residential inventory impairment charges, see "Operating Results – Income (Loss) from Unconsolidated Affiliates" and "Operating Results – Detail of Certain Charges." In addition, corporate expense increased 41% in 2011 primarily as a result of costs associated with our MGM China transaction, transition expenses related to the outsourcing of information systems, additional legal and development costs associated with future development initiatives, costs associated with the implementation of our new loyalty program, as well as additional costs associated with community involvement. Depreciation and amortization in 2011 increased from 2010 primarily as a result of the consolidation of MGM China. Of the $221 million of depreciation and amortization expense at MGM China in 2011, $181 million related to amortization of intangible assets recognized in the acquisition.

  Operating Results – Detailed Segment Information

        The following table presents a detail by segment of consolidated net revenue and Adjusted EBITDA. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See "Non-GAAP Measures" for additional information:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net revenue:
Wholly owned domestic resorts	$5,932,791	$5,892,902	$5,634,350
MGM China	2,807,676	1,534,963	-

Reportable segment net revenue	8,740,467	7,427,865	5,634,350
Corporate and other	420,377	421,447	421,651

	$9,160,844	$7,849,312	$6,056,001

Adjusted EBITDA:
Wholly owned domestic resorts	$1,325,220	$1,298,116	$1,165,413
MGM China	679,345	359,686	-

Reportable segment Adjusted Property EBITDA	2,004,565	1,657,802	1,165,413
Corporate and other	(286,166)	(101,233)	(235,200)

	$1,718,399	$1,556,569	$930,213

        Net revenue increased 17% in 2012 compared to the prior year, driven by a full year of operating results for MGM China as well as improved operating results at our wholly owned domestic resorts. Adjusted EBITDA increased primarily as a result of a full year of operations at MGM China and improved results at our wholly owned domestic resorts, offset in part by higher corporate expense related to development activities as previously discussed. See below for detailed discussion of segment results related to our wholly owned domestic resorts, MGM China and corporate and other results.

        Wholly owned domestic resorts. The following table presents detailed net revenue at our wholly owned domestic resorts:

	Year Ended December 31,
	2012	Percentage Change	2011	Percentage Change	2010
	(In thousands)
Casino revenue, net:
Table games	$821,737	3%	$800,216	(3%)	$827,274
Slots	1,666,482	3%	1,625,420	3%	1,577,506
Other	65,450	(2%)	66,836	(11%)	74,915

Casino revenue, net	2,553,669	2%	2,492,472	1%	2,479,695

Non-casino revenue:
Rooms	1,531,829	1%	1,513,789	10%	1,370,054
Food and beverage	1,393,141	1%	1,374,614	3%	1,331,357
Entertainment, retail and other	1,097,220	(4%)	1,139,139	5%	1,086,469

Non-casino revenue	4,022,190	0%	4,027,542	6%	3,787,880

	6,575,859	1%	6,520,014	4%	6,267,575
Less: Promotional allowances	(643,068)	3%	(627,112)	(1%)	(633,225)

	$5,932,791	1%	$5,892,902	5%	$5,634,350

        Net revenue in 2012 related to wholly owned domestic resorts increased 1% compared to 2011 primarily as a result of an increase in gaming revenue and a 2% increase in REVPAR at our Las Vegas Strip resorts. Net revenue related to wholly owned domestic resorts increased 5% in 2011 compared to 2010, driven by a 13% increase in REVPAR at our Las Vegas Strip resorts.

        Table games revenue in 2012 increased 3% compared to 2011. The table games hold percentage for 2012 was 19.7% compared to 19.6% in 2011. Slot revenue in 2012 increased 3% compared to 2011, due to an increase in both volume and hold percentage. Table games revenue in 2011 decreased 3% compared to 2010 and was negatively affected by a lower baccarat hold percentage, as well as a 3% decrease in total table games volume. Slots revenue increased 3% overall and 4% at our Las Vegas Strip resorts in 2011 compared to 2010.

        Rooms revenue increased 1% in 2012 compared to 2011 as a result of slightly higher occupancy and a 2% increase in average daily rate. Rooms revenue increased 10% in 2011 compared to 2010 driven by higher room rates and occupancy at our Las Vegas Strip resorts, as well as the implementation of resort fees across most of our resorts. The following table shows key hotel statistics for our Las Vegas Strip resorts:

	Year Ended December 31,
	2012	2011	2010
Occupancy	91%	90%	89%
Average Daily Rate (ADR)	$129	$127	$115
Revenue per Available Room (REVPAR)	$117	$115	$102

        Food and beverage revenues increased 1% in 2012. Entertainment, retail and other revenues decreased 4%, as a result of the closure of The Lion King at Mandalay Bay and lower retail sales across several of our Las Vegas Strip resorts. Food and beverage revenues increased 3% in 2011 as a result of increased catering and convention sales, as well as higher revenue across many Las Vegas Strip outlets. Entertainment, retail and other revenues increased 5% in 2011, driven by higher entertainment revenues related to arena events and across most Las Vegas Strip production shows.

        Adjusted Property EBITDA at our wholly owned domestic resorts was $1.3 billion in 2012, an increase of 2% driven by improved operating results across most of our Las Vegas Strip properties. Adjusted Property EBITDA margin increased by approximately 30 basis points from 2011, to 22.3%. Adjusted Property EBITDA at our wholly owned domestic resorts was $1.3 billion in 2011, an increase of 11% driven by improved operating results across most of our Las Vegas Strip properties. Adjusted Property EBITDA margin in 2011 increased by approximately 130 basis points from 2010, to 22.0%.

        MGM China. Net revenue for MGM China was $2.8 billion in 2012. In the prior year, net revenue was $1.5 billion for the period from June 3, 2011 through December 31, 2011. Net revenues for 2012 represented an increase of 8% over MGM Macau's prior full year results, driven by increases in volume for main floor table games and slots of 11% and 35%, respectively. VIP table games turnover was flat compared to the prior year, while hold percentage was 3.1% in the current year compared to 3.0% in the prior year period.

        Adjusted EBITDA for MGM China was $679 million in 2012, which included $30 million of branding fee expense. Adjusted EBITDA for the period from June 3, 2011 through December 31, 2011 was $360 million which included branding fees expense of $15 million. Adjusting for branding fees in both years, MGM China's 2012 Adjusted EBITDA represented a 10% increase over the prior full year results.

        Corporate and other. Corporate and other revenue includes revenues from MGM Hospitality and management operations and reimbursed costs revenue primarily related to our CityCenter management agreement. Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services and was $358 million, $351 million and $359 million for 2012, 2011 and 2010, respectively.

        Adjusted EBITDA losses related to corporate and other increased in 2012 compared to 2011 primarily as the 2011 period included approximately $115 million of Adjusted EBITDA related to our share of MGM Macau's results prior to the consolidation. The current period also includes an increase in losses related to CityCenter. In addition, corporate expense in 2012 increased due to the development activities as previously discussed.

        Adjusted EBITDA losses related to corporate and other decreased in 2011 compared to 2010 primarily as a result of a decrease in our share of losses from CityCenter, which were impacted by residential inventory impairment charges as discussed further in "Operating Results – Income (loss) from unconsolidated affiliates." Partially offsetting the decrease in losses related to CityCenter was the increase in corporate expense discussed above, and lower earnings from MGM Macau, as Adjusted EBITDA related to corporate and other in 2011 only includes our share of earnings from MGM Macau's results through June 2, 2011 compared to a full year in 2010.

  Operating Results – Details of Certain Charges

        Stock compensation expense is recorded within the department of the recipient of the stock compensation award. The following table shows the amount of compensation expense recognized related to employee stock-based awards:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Casino	$6,437	$7,552	$7,592
Other operating departments	3,035	3,868	3,092
General and administrative	10,837	9,402	9,974
Corporate expense and other	19,251	18,885	14,330

	$39,560	$39,707	$34,988

        Preopening and start-up expenses consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
CityCenter	$656	$-	$3,494
Other	1,471	(316)	753

	$2,127	$(316)	$4,247

        Property transactions, net consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Borgata investment impairment	$65,000	$61,962	$128,395
Las Vegas Strip land impairment	366,406	-	-
Atlantic City land impairment	166,569	-	-
Grand Victoria investment impairment	85,009	-	-
Silver Legacy investment impairment	-	22,966	-
CityCenter investment impairment	-	-	1,313,219
Circus Circus Reno impairment	-	79,658	-
Other property transactions, net	25,065	14,012	9,860

	$708,049	$178,598	$1,451,474

        Borgata. We have recorded impairment charges related to our investment in Borgata in each of the three years ended December 31, 2012, 2011 and 2010.

        In 2010, we recorded an impairment charge of approximately $128 million which decreased the carrying value of our investment in Borgata to approximately $250 million as of September 30, 2010. The impairment charge was based on an offer received from a potential buyer at that time and authorized by our Board of Directors. We ultimately did not reach final agreement with such buyer.

        In 2011, we determined that it was necessary to record an other-than-temporary impairment charge for our investment in Borgata of $62 million as of December 31, 2011 using an estimated fair value for our investment of $185 million based on a discounted cash flow analysis. Key assumptions included in such analysis include management's estimates of future cash flows, including outflows for capital expenditures, an appropriate discount rate, and long-term growth rate. At the time, there was significant uncertainty surrounding Borgata's future operating results, primarily due to the planned opening of a major new resort in the Atlantic City market during 2012 and other additional competition expected in surrounding markets. As a result, for purposes of this analysis, management reflected a decrease in forecasted cash flows in 2012 and 2013. Also, management used a long-term growth rate of 3% and a discount rate of 10.5%, which it believed appropriately reflects risk associated with the estimated cash flows.

        In 2012, we determined that it was necessary to record an additional other-than-temporary impairment charge for our investment in Borgata of $65 million as of December 31, 2012 using an estimated fair value for our investment of $120 million based on a discounted cash flow analysis. Borgata's 2012 operating results did not meet previous forecasts. While 2012 results for Borgata were significantly impacted by Hurricane Sandy, management believes the challenging environment in Atlantic City will continue and has lowered 2013 estimates below what was previously forecasted. Also, we used a long-term growth rate of 2.5% and a discount rate of 10.5%, which we believe appropriately reflects risk associated with the estimated cash flows. This analysis is sensitive to management assumptions, and increases or decreases in these assumptions would have a material impact on the analysis.

        Las Vegas Strip land. We own 33.5 acres on the north end of the Las Vegas Strip, which we have been holding for future development. We have focused our development efforts on other jurisdictions, which led to us reviewing our significant development land holdings for impairment indicators. Due to our focus on future development outside of the Las Vegas area, we do not believe it is likely we will recover the carrying value of our 33.5 acres of land on the north end of the Las Vegas Strip on an undiscounted basis. Therefore, we recorded an impairment charge of $366 million as of December 31, 2012 based on an estimated fair value of $214 million for the land. We determined fair value of the land using a market approach based on assessment of comparable land sales in Las Vegas, adjusted for size and location factors based on comparisons to our land.

        Atlantic City land. We own two sites for a total of approximately 86 acres in Atlantic City, which we have been holding for future development. Due to our focus on future development outside Atlantic City, the continued deterioration of the Atlantic City market and the initial underperformance of a new resort that opened in 2012, we do not believe it is likely we will recover the carrying value of this land on an undiscounted basis. Therefore, we recorded an impairment charge of $167 million as of December 31, 2012 based on an estimated fair value of $125 million for the land. We determined fair value of the land using a market approach based on assessment of comparable land sales in Atlantic City, adjusted for size and location factors based on comparisons to our land.

        Investment in Grand Victoria. At June 30, 2012, we reviewed the carrying value of our Grand Victoria investment for impairment due to a decrease in operating results at the property and the loss of market share as a result of the opening of a new riverboat casino in the Illinois market, as well as a decrease in forecasted cash flows for 2013 through 2015. We used a discounted cash flow analysis to determine the estimated fair value. Key assumptions included in the analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 2% and a discount rate of 10.5%. As a result of the discounted cash flow analysis, we determined that it was necessary to record an other-than-temporary impairment charge of $85 million based on an estimated fair value of $205 million for our 50% interest. We intend to, and believe we will be able to, retain our investment in Grand Victoria; however, due to the extent of the shortfall and our assessment of the uncertainty of fully recovering our investment, we determined that the impairment was other-than-temporary.

        Investment in Silver Legacy. Silver Legacy had approximately $143 million of outstanding senior secured notes that were due in March 2012. Silver Legacy did not repay its notes at maturity and filed for Chapter 11 bankruptcy protection in May 2012. These notes were non-recourse to us. We recorded an other-than-temporary impairment charge at December 31, 2011 which decreased the carrying value of our investment in Silver Legacy to zero and ceased applying the equity method for our investment in Silver Legacy. In November 2012, Silver Legacy completed a consensual plan of reorganization pursuant to which the holders of the senior secured notes received a combination of cash and new second lien notes. Concurrently, Silver Legacy entered into an agreement for a new $70 million senior secured credit facility, which provided for a portion of the exit financing associated with the plan of reorganization. As part of the reorganization the partners invested $7.5 million each in the form of subordinated sponsor notes. We resumed the equity method of accounting for our investment in Silver Legacy subsequent to completion of the reorganization.

        Investment in CityCenter. At June 30, 2010, we reviewed our CityCenter investment for impairment using revised operating forecasts developed by CityCenter management. Based on the then current and forecasted market conditions and because CityCenter's results of operations through June 30, 2010 were below previous forecasts, and the revised operating forecasts were lower than previous forecasts, we concluded that we should review the carrying value of our investment. We determined that the carrying value of our investment exceeded our fair value determined using a discounted cash flow analysis and therefore an impairment was indicated. We intend to and believe we will be able to retain our investment in CityCenter; however, due to the extent of the shortfall and our assessment of the uncertainty of fully recovering our investment, we determined that the impairments were "other-than-temporary" and recorded impairment charges of $1.12 billion in the second quarter of 2010.

        At September 30, 2010, we recognized an increase of $232 million in our total net obligation under our CityCenter completion guarantee, and a corresponding increase in our investment in CityCenter. The increase primarily reflected a revision to prior estimates based on our assessment of the most current information derived from our close-out and litigation processes. We completed an impairment review as of September 30, 2010 and as a result recorded an additional impairment of $191 million in the third quarter of 2010.

        The discounted cash flow analyses for our investment in CityCenter included estimated future cash inflows from operations, including residential sales, and estimated future cash outflows for capital expenditures. The June 2010 and September 2010 analyses used an 11% discount rate and a long term growth rate of 4% related to forecasted cash flows for CityCenter's operating assets.

        Circus Circus Reno. At September 30, 2011, we reviewed the carrying value of our Circus Circus Reno long-lived assets for impairment using revised operating forecasts developed by management for that resort in the third quarter of 2011. Due to the then current and forecasted market conditions and results of operations through September 30, 2011 being lower than previous forecasts, we recorded a non-cash impairment charge of $80 million in the third quarter of 2011 primarily related to a write-down of Circus Circus Reno's long-lived assets. Our discounted cash flow analysis for Circus Circus Reno included estimated future cash inflows from operations and estimated future cash outflows for capital expenditures utilizing an estimated pre-tax discount rate of 16.5% and a long-term growth rate of 2%.

        Other. Other property transactions, net in 2012 include write-downs related to the remodeling of the theatre at Mandalay Bay, the renovation of the IMAX theatre at Luxor and various other miscellaneous asset disposals and disposal costs. Other property transactions in 2011 include the write-off of goodwill related to Railroad Pass. Other property transactions during 2010 related primarily to write-downs of various discontinued capital projects.

  Operating Results – Income (Loss) from Unconsolidated Affiliates

        The following table summarizes information related to our income (loss) from unconsolidated affiliates:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
CityCenter	$(68,206)	$(56,291)	$(250,482)
MGM Macau	-	115,219	129,575
Borgata	-	-	6,971
Other	21,824	32,166	35,502

	$(46,382)	$91,094	$(78,434)

        We ceased recording MGM Macau operating results as income from unconsolidated affiliates under the equity method of accounting in June 2011, and we ceased recording Borgata operating results as income from unconsolidated affiliates in March 2010.

        Our share of CityCenter operating losses included our share of residential inventory impairment charges of $18 million, $26 million and $166 million in 2012, 2011 and 2010, respectively. Upon substantial completion of construction of the Mandarin Oriental residential inventory in the first quarter of 2010 and the Veer residential inventory in the second quarter of 2010, CityCenter was required to carry its residential inventory at the lower of its carrying value or fair value less costs to sell. Fair value of the residential inventory is determined using a discounted cash flow analysis based on management's current expectations of future cash flows. The key inputs in the discounted cash flow analysis include estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate. In addition, CityCenter accrued $32 million in 2012 related to the estimated demolition cost of the Harmon. We recognized 50% of such charge, resulting in a charge of approximately $16 million.

Non-operating Results

        Interest expense. The following table summarizes information related to interest on our long-term debt:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Total interest incurred—MGM Resorts	$1,092,188	$1,073,949	$1,113,580
Total interest incurred—MGM China	25,139	12,916	-
Interest capitalized	(969)	(33)	-

	$1,116,358	$1,086,832	$1,113,580

Cash paid for interest, net of amounts capitalized	$1,039,655	$1,001,982	$1,020,040
End-of-year ratio of fixed-to-floating debt	75/25	72/28	81/19
End-of-year weighted average interest rate	6.3%	7.7%	8.0%

        In 2012, gross interest costs increased compared to 2011 primarily as a result of the consolidation of MGM China and an increase in weighted average long-term debt outstanding during the year. Included in interest expense in 2012 was $73 million of amortization of debt discounts, premiums and issuance costs. In 2011, gross interest costs decreased related to a lower average debt balance during 2011. Debt discounts, premiums and issuance costs included in interest expense in 2011 and 2010 was $94 million and $88 million, respectively.

        Other, net. We recorded a loss on retirement of debt of $107 million in 2012 related to the amendment and restatement of our credit facility in February and December, and a loss on retirement of debt related to the tender offers, redemption and discharge of our senior secured notes of $457 million. We recorded a net gain of debt of $142 million related to the modification of our senior credit facility in March 2010.

        We hold South Jersey Transportation Authority special revenue bonds, the original proceeds from which were used to provide funding for the Atlantic City/Brigantine Connector Project. The repayment of the remaining principal and interest for the bonds is supported by eligible investment alternative tax obligation payments made to the Casino Reinvestment Development Authority from future casino licensees on the Renaissance Pointe land owned by us. However, we believe the probability for casino development on Renaissance Pointe in the foreseeable future is remote due to the continued deterioration of the Atlantic City market and initial underperformance of a recent resort that opened in the market. As such, we have assumed no future cash flows will be received to support the carrying value of the bonds, and recorded an other-than-temporary impairment of $47 million as of December 31, 2012.

        Income taxes. The following table summarizes information related to our income taxes:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Income (loss) before income taxes	$(1,734,213)	$2,831,631	$(2,216,025)
Benefit for income taxes	117,301	403,313	778,628
Effective income tax rate	6.8%	(14.2)%	35.1%
Federal, state and foreign income taxes paid, net of refunds	$6,982	$(172,018)	$(330,218)

        The income tax benefit on pre-tax loss in 2012 was substantially below the 35% statutory rate primarily due to the fact that we began recording a valuation allowance against our U.S. federal deferred tax assets during the year. We recorded an income tax benefit in 2011 even though we had pre-tax income for the year because we did not provide U.S. deferred taxes on the $3.5 billion gain recorded on the acquisition of the controlling financial interest in MGM China. The gain increased the excess amount for financial reporting over the U.S. tax basis of our investment in MGM China. No U.S. deferred taxes were provided for this excess amount because we expect it to resolve through repatriations of future MGM China earnings for which there will be sufficient foreign tax credits to offset all U.S. income tax that would result from such repatriations. Excluding the MGM China gain, we would have provided income tax benefit at an effective tax rate of 60.7% for 2011, higher than the federal statutory rate due primarily to an income tax benefit resulting from a decrease to the Macau net deferred tax liability recorded to reflect an assumed 5-year extension of the exemption from complementary tax on gaming profits and a lower effective tax rate on MGM China earnings. The income tax benefit on pre-tax loss in 2010 was provided essentially at the federal statutory rate of 35%.

        Cash taxes paid in 2012 consisted primarily of foreign and state taxes. The net refunds of cash taxes in 2011 and 2010 were due primarily to the carryback to prior years of U.S federal income tax net operating losses incurred in 2010 and 2009, respectively. All U.S. net operating loss carryback refund potential was realized as a result of these carrybacks and tax net operating losses may now only be carried forward.

  Non-GAAP Measures

        "Adjusted EBITDA" is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net and the gain on the MGM China transaction. "Adjusted Property EBITDA" is Adjusted EBITDA before corporate expense and stock compensation expense related to the MGM Resorts stock option plan, which is not allocated to each property. MGM China recognizes stock compensation expense related to its stock compensation plan which is included in the calculation of Adjusted EBITDA for MGM China. Adjusted EBITDA information is presented solely as a supplemental disclosure to reported GAAP measures because management believes these measures are 1) widely used measures of operating performance in the gaming and hospitality industry, and 2) a principal basis for valuation of gaming and hospitality companies.

        We believe that while items excluded from Adjusted EBITDA and Adjusted Property EBITDA may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to current operating trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and will depend on where the current period lies within the development cycle, as well as the size and scope of the project(s). Property transactions, net includes normal recurring disposals, gains and losses on sales of assets related to specific assets within our resorts, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. In addition, capital allocation, tax planning, financing and stock compensation awards are all managed at the corporate level. Therefore, we use Adjusted Property EBITDA as the primary measure of wholly owned domestic resorts operating performance.

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

        The following table presents a reconciliation of Adjusted EBITDA to net loss:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Adjusted EBITDA	$1,718,399	$1,556,569	$930,213
Preopening and start-up expenses	(2,127)	316	(4,247)
Property transactions, net	(708,049)	(178,598)	(1,451,474)
Gain on MGM China transaction	-	3,496,005	-
Depreciation and amortization	(927,697)	(817,146)	(633,423)

Operating income (loss)	80,526	4,057,146	(1,158,931)

Non-operating income (expense):
Interest expense, net	(1,116,358)	(1,086,832)	(1,113,580)
Other, net	(698,381)	(138,683)	56,486

	(1,814,739)	(1,225,515)	(1,057,094)

Income (loss) before income taxes	(1,734,213)	2,831,631	(2,216,025)
Benefit for income taxes	117,301	403,313	778,628

Net income (loss)	(1,616,912)	3,234,944	(1,437,397)
Less: Net income attributable to noncontrolling interests	(150,779)	(120,307)	-

Net income (loss) attributable to MGM Resorts International	$(1,767,691)	$3,114,637	$(1,437,397)

        The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Year Ended December 31, 2012
	Operating Income (Loss)	Preopening and Start-up Expenses	Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$206,679	$-	$2,101	$94,074	$302,854
MGM Grand Las Vegas	94,529	-	6,271	79,926	180,726
Mandalay Bay	64,818	830	3,786	77,327	146,761
The Mirage	65,266	-	929	51,423	117,618
Luxor	20,777	-	4,794	37,689	63,260
New York-New York	68,591	-	581	21,333	90,505
Excalibur	43,978	-	5	17,805	61,788
Monte Carlo	38,418	-	1,328	18,935	58,681
Circus Circus Las Vegas	4,514	-	106	19,452	24,072
MGM Grand Detroit	130,564	641	922	33,543	165,670
Beau Rivage	40,713	-	(50)	30,698	71,361
Gold Strike Tunica	27,420	-	(53)	13,102	40,469
Other resort operations	(904)	-	(14)	2,373	1,455

Wholly owned domestic resorts	805,363	1,471	20,706	497,680	1,325,220

MGM China	302,092	-	2,307	374,946	679,345
CityCenter (50%)	(68,862)	656	-	-	(68,206)
Other unconsolidated resorts	21,824	-	-	-	21,824
Management and other operations	(4,258)	-	-	14,205	9,947

	1,056,159	2,127	23,013	886,831	1,968,130

Stock compensation	(33,974)	-	-	-	(33,974)
Corporate	(941,659)	-	685,036	40,866	(215,757)

	$80,526	$2,127	$708,049	$927,697	$1,718,399

	Year Ended December 31, 2011
	Operating Income (Loss)	Preopening and Start-up Expenses	Gain on MGM China Transaction & Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$203,026	$-	$2,772	$96,699	$302,497
MGM Grand Las Vegas	71,762	-	232	77,142	149,136
Mandalay Bay	84,105	-	531	84,488	169,124
The Mirage	41,338	-	1,559	59,546	102,443
Luxor	39,866	-	112	38,103	78,081
New York-New York	63,824	-	(76)	23,536	87,284
Excalibur	44,428	-	646	20,183	65,257
Monte Carlo	35,059	-	131	22,214	57,404
Circus Circus Las Vegas	4,040	-	(1)	18,905	22,944
MGM Grand Detroit	125,235	-	1,415	39,369	166,019
Beau Rivage	30,313	-	58	39,649	70,020
Gold Strike Tunica	15,991	-	36	13,639	29,666
Other resort operations	(86,012)	-	80,120	4,133	(1,759)

Wholly owned domestic resorts	672,975	-	87,535	537,606	1,298,116

MGM China (1)	137,440	-	1,120	221,126	359,686
MGM Macau (50%) (2)	115,219	-	-	-	115,219
CityCenter (50%)	(56,291)	-	-	-	(56,291)
Other unconsolidated resorts	32,166	-	-	-	32,166
Management and other operations	(13,813)	(316)	-	14,416	287

	887,696	(316)	88,655	773,148	1,749,183

Stock compensation	(36,528)	-	-	-	(36,528)
Corporate	3,205,978	-	(3,406,062)	43,998	(156,086)

	$4,057,146	$(316)	$(3,317,407)	$817,146	$1,556,569

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

Liquidity and Capital Resources

  Cash Flows – Summary

        We require a certain amount of cash on hand to operate our resorts. Beyond our cash on hand, we utilize company-wide cash management procedures to minimize the amount of cash held on hand or in banks. Funds are swept from accounts at our resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay borrowings under our bank credit facilities. At December 31, 2012 and 2011, we held cash and cash equivalents of $1.5 billion and $1.9 billion, respectively. Cash and cash equivalents related to MGM China at December 31, 2012 and 2011 was $952 million and $720 million, respectively.

        Our cash flows consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$909,351	$675,126	$504,014

Investing cash flows:
Capital expenditures, net of construction payable	(422,763)	(301,244)	(207,491)
Acquisition of MGM China, net of cash paid	-	407,046	-
Investments in and advances to unconsolidated affiliates	(54,300)	(128,848)	(553,000)
Distributions from unconsolidated affiliates in excess of earnings	1,723	2,212	135,058
Distributions from cost method investments	-	-	113,422
Investments in treasury securities- maturities longer than 90 days	(285,469)	(330,313)	(149,999)
Proceeds from treasury securities- maturities longer than 90 days	315,438	330,130	-
Other	(1,046)	(295)	75,931

Net cash used in investing activities	(446,417)	(21,312)	(586,079)

Financing cash flows:
Net borrowings (repayments) under bank credit facilities	(504,866)	900,848	(3,207,716)
Issuance of senior notes	4,100,000	311,415	2,489,485
Retirement of senior notes, including premiums paid	(4,009,117)	(493,816)	(1,154,479)
Issuance of common stock in public offering, net	-	-	588,456
Distributions to noncontrolling interest owners	(206,806)	(3,768)	-
Other	(166,170)	(2,757)	(190,924)

Net cash provided by (used in) financing activities	(786,959)	711,922	(1,475,178)

Effect of exchange rate on cash	1,621	1,213	-

Net increase (decrease) in cash and cash equivalents	$(322,404)	$1,366,949	$(1,557,243)

  Cash Flows – Operating Activities

        Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant tax payments or refunds, and distributions from unconsolidated affiliates. Cash provided by operating activities increased 35% compared to 2011. The current year includes $751 million in cash provided by operating activities related to MGM China, which included an increase in cash related to outstanding gaming liabilities. Prior year operating cash flows include $354 million related to MGM China for the period from June 3, 2011 through December 31, 2011. In addition, increased cash flows at our resorts were offset by lower tax refunds received in the current year period compared to the prior year period. We paid net taxes of $7 million in 2012, and received net tax refunds of approximately $172 million and $330 million in 2011 and 2010, respectively.

  Cash Flows – Investing Activities

        Our investing cash flows can fluctuate significantly from year to year depending on our decisions with respect to strategic capital investments in new or existing resorts, business acquisitions or dispositions, and the timing of more regular capital investments to maintain the quality of our resorts. Capital expenditures related to more regular investments in our existing resorts can also vary depending on timing of larger remodel projects related to our public spaces and hotel rooms. Most of such costs relate to materials, furniture and fixtures, and external labor costs. In accordance with our senior credit facility covenants, we and our restricted subsidiaries (which excludes MGM China) were limited to $500 million of annual capital expenditures (as defined in the agreement governing our senior credit facility) in 2012.

  •
  In 2012, we had capital expenditures of $423 million, which included $80 million at MGM China. At our wholly owned domestic resorts, capital expenditures included $95 million of expenditures related to the room remodel at MGM Grand, $35 million related to the room remodel for the Spa Tower at Bellagio, $43 million of aircraft acquisition costs and capital expenditures at various resorts including restaurant remodels, entertainment venue remodels and theater renovations. Most of the costs capitalized related to furniture and fixtures, materials and external labor costs. Capital expenditures at MGM China related to the second floor gaming area expansion, other property enhancements and Cotai development activities.
  •
  In 2011, we had capital expenditures of $301 million, which included $27 million at MGM China. Capital expenditures related mainly to room remodels at Bellagio and MGM Grand, restaurant remodels, theater renovations, slot machine purchases and a remodel of the high limit slots area at Bellagio.
  •
  Capital expenditures of $207 million in 2010 mainly related to enhancements at various resorts and the purchase of an airplane.

        We have made significant investments in CityCenter in each of the past three years. In 2012, 2011 and 2010, we made contributions of $47 million, $92 million and $553 million, respectively, related to the completion guarantee. In 2011, we made an additional equity contribution of $37 million.

        In June 2011, we paid approximately $75 million to acquire an additional 1% interest in MGM China and acquired cash of $482 million.

        Investing activities includes cash distributions received by our trust holding our 50% ownership interest in Borgata and activity related to its investment of such cash in treasury securities while held in trust. The trust did not receive distributions from Borgata in 2012 or 2011.

  •
  In 2012, the trust received proceeds of $315 million from treasury securities with maturities greater than 90 days and reinvested $285 million in treasury securities with maturities greater than 90 days.
  •
  In 2011, the trust received proceeds of $330 million from treasury securities with maturities greater than 90 days and reinvested $330 million in treasury securities with maturities greater than 90 days.
  •
  In 2010, the trust received $113 million of net distributions from Borgata, received $71 million from the sale of ground leases and underlying land, and invested $150 million in treasury securities with maturities greater than 90 days.

        In 2010, we recognized $135 million of distributions from unconsolidated affiliates within investing activities as a return of our investments, which primarily related to MGM Macau. We received a total of $192 million from MGM Macau in 2010, $59 million of which was recognized as cash flows from operating activities.

  Cash Flows – Financing Activities

        In 2012, we borrowed net debt of approximately $364 million, excluding the $778 million repaid in January 2012 under our senior credit facility. MGM China had no additional significant borrowings or reductions of debt on a net basis during 2012.

        In 2012, we repaid the approximately $535 million outstanding principal amount of our 6.75% senior notes at maturity and issued the following senior notes:

  •
  $850 million of 8.625% senior notes due 2019 for net proceeds of approximately $836 million;
  •
  $1.0 billion of 7.75% senior notes due 2022 for net proceeds of approximately $986 million;
  •
  $1.0 billion of 6.75% senior notes due 2020 for net proceeds of approximately $986 million; and
  •
  $1.25 billion of 6.625% senior notes due 2021 for net proceeds of approximately $1.23 billion.

        In addition, using the net proceeds from the $1.25 billion of 6.625% senior notes due 2021 and our amended and restated senior credit facility, together with cash on hand, we made an offer to repurchase and funded the satisfaction and discharge of all of the following senior secured notes at a premium for a total of approximately $3.5 billion:

  •
  $750 million outstanding principal amount of our 13.0% senior secured notes due 2013;
  •
  $650 million outstanding principal amount of our 10.375% senior secured notes due 2014;
  •
  $850 million outstanding principal amount of our 11.125% senior secured notes due 2017; and
  •
  $845 million outstanding principal amount of our 9% senior secured notes due 2020.

        See "Principal Debt Arrangements" for additional information regarding our 2012 financing transactions.

        MGM China paid a $400 million dividend in March 2012, of which approximately $204 million remained within the consolidated entity and approximately $196 million was distributed to noncontrolling interests.

        In 2011, excluding the $778 million we repaid in early January 2012 on our senior credit facility, we repaid $60 million of net debt in 2011 including $91 million repaid by MGM China under its senior credit facility for the period from June 3, 2011 through December 31, 2011. We issued $300 million of 4.25% convertible senior notes due 2015 for net proceeds of $311 million, which were used to pay down borrowings under our senior credit facility. In addition, we repaid the following senior notes:

  •
  $325 million outstanding principal amount of our 8.375% senior subordinated notes at maturity;
  •
  $129 million outstanding principal amount of our 6.375% senior notes due 2011 at maturity;
  •
  $6 million outstanding principal amount of our floating rate senior convertible debentures due 2033 in open market purchases; and
  •
  $10 million principal amount of our 6.75% senior notes due 2012 and $22 million principal amount of our 6.75% senior notes due 2013 in open market repurchases.

        In 2010, excluding the $1.6 billion we repaid in early January 2010 on our senior credit facility, we repaid net debt of $290 million. We issued the following senior secured, convertible senior and senior notes during 2010:

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

  Other Factors Affecting Liquidity

        Borgata settlement. As discussed in "Executive Overview," we entered into a settlement agreement with the DGE. Prior to the resolution of the settlement agreement, the divestiture trust will retain any cash flows received in respect of the trust property, but will pay property taxes and other costs attributable to the trust property to the extent that minimum trust cash balances are maintained.

        MGM China dividend. In February 2013, MGM China's Board of Directors declared a special dividend of approximately $500 million which will be paid to shareholders of record as of March 11, 2013, and distributed on or about March 18, 2013. We expect to receive approximately $255 million, representing 51% of such dividend.

        CityCenter completion guarantee. In January 2011, we entered into an amended completion and cost overrun guarantee, which is collateralized by substantially all of the assets of Circus Circus Las Vegas, as well as certain undeveloped land adjacent to that property. The terms of the amended completion guarantee provide CityCenter the ability to utilize up to $124 million of subsequent net residential proceeds to fund construction costs, or to reimburse us for construction costs previously expended. As of December 31, 2012, CityCenter had received net residential proceeds in excess of the $124 million and is holding $112 million in a separate bank account representing the remaining condo proceeds available to fund completion guarantee obligations or be reimbursed to us. In accordance with CityCenter's credit agreement and bond indentures such amounts can only be used to fund construction lien obligations or reimbursed to us once the Perini litigation is settled.

        As of December 31, 2012, we have funded $692 million under the completion guarantee and have accrued a liability of $28 million which includes estimated litigation costs related to the resolution of disputes with contractors concerning the final construction costs and estimated amounts to be paid to contractors through the legal process related to the Perini litigation. Our estimated obligation has been offset by the portion of the condo proceeds received by CityCenter estimated to be used to settle construction lien claims upon the resolution of the Perini litigation but has not been offset by the remaining amount that we currently estimate we will be reimbursed from condo proceeds that have been received by CityCenter. Also, our accrual reflects certain estimated offsets to the amounts claimed by the contractors. CityCenter has reached settlement agreements with all but seven of Perini's first-tier subcontractors. However, significant disputes remain with the general contractor and the remaining subcontractors. Amounts claimed by such parties exceed amounts included in our completion guarantee accrual by approximately $154 million, as such amounts exceed our best estimate of our liability. Moreover, we have not accrued for any contingent payments to CityCenter related to the Harmon Hotel & Spa component, which will not be completed using the building as it now stands.

        Harmon demolition.    In response to a request by the Clark County Building Division (the "Building Division"), CityCenter engaged an engineer to conduct an analysis, based on all available information, as to the structural stability of the Harmon under building-code-specified load combinations. On July 11, 2011, that engineer submitted the results of his analysis of the Harmon tower and podium in its current as-built condition. The engineer opined, among other things, that "[i]n a code-level earthquake, using either the permitted or current code specified loads, it is likely that critical structural members in the tower will fail and become incapable of supporting gravity loads, leading to a partial or complete collapse of the tower. There is missing or misplaced reinforcing steel in columns, beams, shear walls, and transfer walls throughout the structure of the tower below the twenty-first floor." Based on this engineering opinion, the Building Division requested a plan of action from CityCenter. CityCenter informed the Building Division it decided to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake by demolishing the building, and enclosed a plan of action for demolition by implosion prepared by LVI Environmental Services of Nevada, Inc ("LVI"). CityCenter also advised that prior to undertaking the demolition plan of action, it would seek relief from a standing order of the district court judge presiding over the Perini litigation that prohibits alteration or destruction of the building without court approval. In addition, CityCenter supplied the foundational data for the engineering conclusions stated in the July 11, 2011 letter declaring the Harmon's structural instability in the event of a code-level earthquake. On November 22, 2011, the Building Division required that CityCenter submit a plan to abate the code deficiencies discovered in the Harmon tower.

        In December 2011, CityCenter resubmitted to the Building Division the plan of abatement action prepared by LVI which was first submitted on August 15, 2011, and met with the Building Division about the requirements necessary to obtain demolition permits and approvals. As discussed above, the timing of the demolition of the Harmon is subject to rulings in the Perini litigation.

        We do not believe we would be responsible for funding under the completion guarantee any additional remediation efforts that might be required with respect to the Harmon; however, our view is based on a number of developing factors, including with respect to on-going litigation with CityCenter's contractors, actions by local officials and other developments related to the CityCenter venture, all of which are subject to change. CityCenter's revolving credit facility provides that certain demolition or repair expenses may be funded only from (i) member contributions designated for demolition of the Harmon, (ii) the proceeds of certain specified extraordinary receipts (which include any proceeds from the Perini litigation) or (iii) cash or cash equivalents in an amount not to exceed $30 million in the aggregate. Based on current estimates, which are subject to change, we believe the demolition of the Harmon would cost approximately $32 million.

  Principal Debt Arrangements

        Our long-term debt consists of publicly held senior, senior subordinated and convertible senior notes and our senior credit facility. We pay fixed rates of interest ranging from 4.25% to 11.375% on our senior, convertible senior and subordinated notes. In December 2012, we amended and restated our senior credit facility, concurrently with the tender offers for all of our senior secured notes and the issuance of $1.25 billion of 6.625% senior notes due 2021. The amended and restated senior credit facility consists of $1.2 billion of revolving loans, a $1.05 billion term loan A facility and a $1.75 billion term loan B facility. The revolving and term loan A facilities initially bear interest at LIBOR plus 3.00% and are subject to credit rating adjustments after six months. The term loan B facility bears interest at LIBOR plus 3.25% with a LIBOR floor of 1.00%. The revolving and term loan A facilities mature in December 2017. The term loan B facility matures in December 2019. The term A and term B facilities are subject to scheduled amortization payments beginning on the last day of each calendar quarter from and after March 31, 2013, an amount equal to 0.25% of the original principal balance. The term loan B was issued at 99.5% to initial lenders. We had approximately $1.2 billion of available borrowing capacity under our senior credit facility at December 31, 2012.

        The land and substantially all of the assets of MGM Grand Las Vegas, Bellagio and The Mirage secure up to $3.35 billion of obligations outstanding under the senior credit facility. In addition, the land and substantially all of the assets of New York-New York and Gold Strike Tunica secure the entire amount of the senior credit facility, and the land and substantially all of the assets of MGM Grand Detroit secure its obligations as a co-borrower under the senior credit facility, initially equal to $450 million and subject to gaming authority required annual amortization. In addition, the senior credit facility, upon receipt of the necessary gaming approvals with respect to the properties located in Nevada, will be secured by a pledge of the equity or limited liability company interests of the subsidiaries that own the pledged properties.

        The senior credit facility contains customary representations and warranties and customary affirmative and negative covenants. In addition, the senior credit facility requires us and our restricted subsidiaries to maintain a minimum trailing four-quarter EBITDA and limits our ability to make capital expenditures. Beginning with the quarter ended March 31, 2013, we and our restricted subsidiaries will be required to maintain a minimum EBITDA (as defined in the senior credit facility agreement) of $1.0 billion. In September 2013, the minimum EBITDA increases to $1.05 billion for September 30, 2013 and December 31, 2013, with periodic increases thereafter. We were within the limit of capital expenditures in 2012 and are limited to $500 million of borrower group capital expenditures in 2013.

        The senior credit facility provides for customary events of default, including, without limitation, (i) payment defaults, (ii) covenant defaults, (iii) cross-defaults to certain other indebtedness in excess of specified amounts, (iv) certain events of bankruptcy and insolvency, (v) judgment defaults in excess of specified amounts, (vi) the failure of any loan document by a significant party to be in full force and effect and such circumstance, in the reasonable judgment of the required lenders, is materially adverse to the lenders, or (vii) the security documents cease to create a valid and perfected first priority lien on any material portion of the collateral. In addition, the senior credit facility provides that a cessation of business due to revocation, suspension or loss of any gaming license affecting a specified amount of its revenues or assets, will constitute an event of default.

        All of our principal debt arrangements are guaranteed by each of our material domestic subsidiaries, other than MGM Grand Detroit, LLC (which is a co-borrower under our senior credit facility) and its subsidiaries and our insurance subsidiaries. Our international subsidiaries, including MGM China and its subsidiaries, are not guarantors of such indebtedness. We and our subsidiaries may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities, in privately negotiated or open market transactions, by tender offer or otherwise pursuant to authorization of our Board of Directors.

        In October 2012, MGM China and MGM Grand Paradise, as co-borrowers, entered into an amended and restated credit facility agreement which consists of approximately $550 million of term loans and a $1.45 billion revolving credit facility due October 2017. The outstanding balance at December 31, 2012 was $554 million and is comprised solely of term loans. The interest rate on the facility fluctuates annually based on HIBOR plus a margin, set at 2.5% for the first six months and ranging between 1.75% and 2.5% thereafter based on MGM China's leverage ratio. Under the amended and restated credit facility agreement, MGM China is a joint and several co-borrower with MGM Grand Paradise. The material subsidiaries of MGM China continue to guarantee the facilities, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest on substantially all of their assets to secure the amended facilities. The credit facility will be used for general corporate purposes and for the development of the proposed Cotai development. As of December 31, 2012, the credit facility was denominated entirely in Hong Kong dollars and interest was based on a margin of 2.5%, plus HIBOR.

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

Commitments and Contractual Obligations

        The following table summarizes our scheduled contractual obligations as of December 31, 2012:

	2013	2014	2015	2016	2017	Thereafter
	(In millions)
Long-term debt	$640	$537	$2,353	$1,642	$2,184	$6,242
Estimated interest payments on long-term debt (1)	854	810	763	638	513	1,181
Operating leases	16	10	8	5	3	39
Tax liabilities (2)	20	-	-	-	-	-
Long-term liabilities	7	4	3	3	2	29
CityCenter funding commitments (3)	28	-	-	-	-	-
Other obligations (4)	508	91	58	35	4	6

	$2,073	$1,452	$3,185	$2,323	$2,706	$7,497

(1)
Estimated interest payments are based on principal amounts and expected maturities of debt outstanding at December 31, 2012 and management's forecasted LIBOR rates for our senior credit facility and HIBOR rates for the MGM Grand Paradise credit facility.
(2)
Approximately $119 million of liabilities related to uncertain tax positions and other tax liabilities are excluded from the table as we cannot reasonably estimate when examination and other activity related to these amounts will conclude.
(3)
Under our completion guarantee for CityCenter, we are committed to fund amounts in excess of currently funded project costs. Based on current forecasted expenditures, we estimate that we will be required to fund approximately $28 million for such guarantee, excluding amounts expected to be received from residential proceeds received by CityCenter of $73 million.
(4)
The amount for 2013 includes approximately $193 million of construction commitments, $100 million of employment agreements, $94 million of entertainment agreements, and $59 million of open purchase orders. Other commitments include various contracted amounts, including information technology, advertising, maintenance and other service agreements. Our largest entertainment commitments consist of minimum contractual payments to Cirque du Soleil, which performs shows at several of our resorts. Our contractual commitments for these shows generally do not exceed 12 months and are based on our ability to exercise certain termination rights; however, we expect these shows to continue for longer periods. Excluded from the above table is approximately $118 million of the remaining premium and interest payable to the Macau government for the Cotai land concession, as the agreement was not effective until it was published in the Official Gazette of Macau in January 2013.

        As discussed in "Executive Overview" and in "Liquidity and Capital Resources" we have made significant progress toward improving our financial position. Our December 2012 financing transactions provided for a significant reduction in interest expense projected for 2013 and enabled us to extend our maturities. In addition, our access to lower cost financing and ability to finance development opportunities has also improved significantly as a result of these transactions. While we have significant indebtedness, we believe we have the ability to meet known obligations, including principal and interest obligations as well as planned capital expenditures, over the next few years with cash flows from operations and availability under our senior credit facility.

        We expect to spend approximately $350 million in capital expenditures at our wholly owned domestic resorts during 2013. We do not expect to spend significant amounts of capital on new developments, but future capital expenditures could vary from our current expectations depending on the progress of our development efforts and the structure of our ownership interests in future developments. In Macau, we expect to spend approximately $250 million on capital improvements at MGM Macau and our Cotai project, excluding land and capitalized interest, during 2013.

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

  Allowance for Doubtful Casino Accounts Receivable

        Marker play represents a significant portion of the table games volume at Aria, Bellagio, MGM Grand Las Vegas and The Mirage. In addition, MGM China extends credit to certain in house gaming customers and gaming promoters. Our other facilities do not emphasize marker play to the same extent, although we offer markers to customers at those casinos as well. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States and Macau. At December 31, 2012 and 2011, approximately 27% and 28%, respectively, of our casino accounts receivable was owed by customers from the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. At December 31, 2012 and 2011, approximately 63% and 61%, respectively, of our casino accounts receivable was owed by customers from the Far East. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers who are not residents of the United States.

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

        The following table shows key statistics related to our casino receivables:

	At December 31,
	2012	2011	2010
	(In thousands)
Casino receivables	$294,312	$347,679	$229,318
Allowance for doubtful casino accounts receivable	90,452	94,800	85,547
Allowance as a percentage of casino accounts receivable	31%	27%	37%
Percentage of casino accounts outstanding over 180 days	23%	18%	28%

        Approximately $71 million of casino receivables and $14 million of the allowance for doubtful casino accounts receivable relate to MGM China at December 31, 2012. The allowance for doubtful accounts as a percentage of casino accounts receivable has increased in the current year primarily due to an increase in the aging of accounts. At December 31, 2012, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change pre-tax net income by $3 million.

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

We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset. For operating assets, fair value is typically measured using a discounted cash flow model whereby future cash flows are discounted using a weighted-average cost of capital, developed using a standard capital asset pricing model, based on guideline companies in our industry. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets to be held for sale or assets to be held and used, are recorded as operating expenses.

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

        On a quarterly basis, we review our major long-lived assets to determine if events have occurred or circumstances exist that indicate a potential impairment. Potential factors which could trigger an impairment include underperformance compared to historical or projected operating results, negative industry or economic factors, significant changes to our operating environment, or changes in intended use of the asset group. We estimate future cash flows using our internal budgets and probability weight cash flows in certain circumstances to consider alternative outcomes associated with recoverability of the asset group, including potential sale. Historically, undiscounted cash flows of our significant operating asset groups have exceeded their carrying values by a substantial margin.

        We review indefinite-lived intangible assets and goodwill at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year. Indefinite-lived intangible assets consist primarily of license rights, which are tested for impairment using a discounted cash flow approach, and trademarks, which are tested for impairment using the relief-from-royalty method. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on our budgeted future results discounted using a weighted average cost of capital, developed using a standard capital asset pricing model based on guideline companies in our industry, and market indicators of terminal year capitalization rates. As of the date we completed our 2012 goodwill impairment analysis, the estimated fair values of our reporting units with associated goodwill were substantially in excess of their carrying values for all our reporting units with goodwill except for MGM China. As of the date of our goodwill impairment test in the fourth quarter, we determined that the fair value of our MGM China reporting unit is slightly in excess of its carrying value, therefore no impairment was indicated. As discussed below, management makes significant judgments and estimates as part of these analyses. If future operating results for MGM China do not meet our current expectations, we may be required to record an impairment charge related to the MGM China goodwill.

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

        See "Operating results—Details of Charges" for further discussion of write downs and impairments of long-lived assets.

  Impairment of Investments in Unconsolidated Affiliates

        We evaluate our investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an "other-than-temporary" decline in value. If such conditions exist, we compare the estimated fair value of the investment to its carrying value to determine whether an impairment is indicated and determine whether the impairment is "other-than-temporary" based on our assessment of relevant factors, including consideration of our intent and ability to retain our investment. We estimate fair value using a discounted cash flow analysis based on estimates of future cash flows and market indicators of discount rates and terminal year capitalization rates. See "Results of Operations" for discussion of impairment charges.

  Income Taxes

        We recognize deferred tax assets, net of applicable reserves, related to net operating loss and tax credit carryforwards and certain temporary differences with a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. Given the negative impact of the U.S. economy on the results of operations in the past several years, we no longer rely on future domestic operating income in assessing the realizability of our domestic deferred tax assets and now rely only on the future reversal of existing domestic taxable temporary differences. As of December 31, 2012, the scheduled future reversal of existing U.S. federal deductible temporary differences exceeds the scheduled future reversal of existing U.S. federal taxable temporary differences. Consequently, during 2012 we began recording a valuation allowance for U.S. federal deferred tax assets in order to account for this excess. At December 31, 2012, such valuation allowance was $1.0 billion. In addition, there is a $13 million valuation allowance, after federal effect, provided on certain state deferred tax assets and a valuation allowance of $61 million on certain Macau deferred tax assets because we believe these assets do not meet the "more likely than not" criteria for recognition.

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

        As of December 31, 2012, we are no longer subject to examination of our U.S. consolidated federal income tax returns filed for years ended prior to 2005. The IRS completed its examination of our consolidated federal income tax returns for the 2003 and 2004 tax years during 2010 and we paid $12 million in tax and $4 million in associated interest with respect to adjustments to which we agreed. In addition, we submitted a protest to IRS Appeals of certain adjustments to which we did not agree. We expect the issues subject to appeal will be settled within the next 12 months. During the fourth quarter of 2010, the IRS opened an examination of our consolidated federal income tax returns for the 2005 through 2009 tax years. We expect that the IRS will complete this examination within the next 12 months and we may agree to certain adjustments and protest others.

        During the first quarter of 2011, the IRS opened audits of the 2007 through 2008 tax years of CityCenter Holdings, LLC, an unconsolidated affiliate treated as a partnership for income tax purposes and the 2008 through 2009 tax years of MGM Grand Detroit, LLC, a subsidiary treated as a partnership for income tax purposes. The IRS has completed field work with respect to these examinations and the issuance of final audit reports is pending. We may agree to certain adjustments and protest others.

        During 2010, we reached settlement with IRS Appeals with respect to the audit of the 2004 through 2006 tax years of MGM Grand Detroit, LLC. At issue was the tax treatment of payments made under an agreement to develop, own and operate a hotel casino in the City of Detroit. We agreed to pay $1 million in tax for such years as a result of this settlement.

        During the fourth quarter of 2010, we and our joint venture partner reached tentative settlement with IRS Appeals with respect to the audit of the 2003 and 2004 tax years of a cost method investee of ours that is treated as a partnership for income tax purposes. The adjustments to which we agreed in such tentative settlement will be included in any settlement that we may reach with respect to the 2003 and 2004 examination of our consolidated federal income tax return. The IRS is currently auditing the 2005 through 2009 tax years of this investee. We expect that the IRS will complete this examination within the next 12 months and we may agree to certain adjustments and protest others.

        During 2010, the IRS closed its examination of the federal income tax return of Mandalay Resort Group for the pre-acquisition year ended April 25, 2005 and issued a "No-Change Letter." The statutes of limitations for assessing tax for all Mandalay Resort Group pre-acquisition years are now closed.

        As of December 31, 2012, other than adjustments resulting from the federal income tax audits discussed above and the exceptions noted below, we were no longer subject to examination of our various state and local tax returns filed for years ended prior to 2008. During 2010, the state of Illinois initiated an audit of our Illinois combined returns for the 2006 and 2007 tax years. Such audit closed in 2012 resulting in an immaterial refund of taxes from such years. During 2010, the state of New Jersey began audit procedures of a cost method investee of ours for the 2003 through 2006 tax years. No other state or local income tax returns are currently under exam.

  Stock-based Compensation

        We account for stock options and stock appreciation rights ("SARs") measuring fair value using the Black-Scholes model. For restricted share units ("RSUs"), compensation expense is calculated based on the fair market value of our stock on the date of grant. We account for performance stock units ("PSUs") measuring fair value using the Monte Carlo valuation model. There are several management assumptions required to determine the inputs into the Black-Scholes model and Monte Carlo valuation model. Our volatility and expected term assumptions used in the Black-Scholes model can significantly affect the fair value of stock options and SARs. The Monte Carlo valuation model also utilizes multiple assumptions, including volatility, to determine the fair value of the award. Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and consequently, the related amount recognized in the consolidated financial statements. The extent of the impact will depend, in part, on the extent of awards in any given year. For 2012, a 10% change in the assumptions used in the Black-Scholes and Monte Carlo valuation models would not have resulted in a material impact on the fair value of the awards granted.

        2005 Omnibus Incentive Plan. In 2012, we granted 2.6 million SARs and 0.7 million PSUs with a total fair value of $22 million. In 2011, we granted 3.5 million SARs with a total fair value of $19 million. In 2010, we granted 3.8 million SARs with a total fair value of $27 million.

        MGM China Share Option Plan. In 2012, MGM China granted 1.0 million stock options with a total fair value of $1 million. In 2011, MGM China granted 19.3 million stock options with a total fair value of $24 million.

  Recently Issued Accounting Standards

        Certain amendments to Accounting Standards Codification ("ASC") 820, "Fair Value Measurements," became effective for us for fiscal years beginning after December 15, 2011. Such amendments included a consistent definition of fair value, enhanced disclosure requirements for Level 3 fair value adjustments and other changes to required disclosures. Our adoption of these amendments did not have a material effect on our financial statements.

        In June 2011, ASC 220, "Comprehensive Income," was amended and became effective for us for fiscal years beginning after December 15, 2011. We elected to present a separate statement of comprehensive income which provides each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Our adoption of this amendment did not have a material effect on our financial statements.

        In September 2011, ASC 350, "Intangibles-Goodwill and Others," was amended to simplify the assessment of goodwill impairment and became effective for us for fiscal years beginning after December 15, 2011. The amended guidance allows us to do an initial qualitative assessment of relative events and circumstances to determine if fair value of a reporting unit is more likely than not less than its carrying value, prior to performing the two-step quantitative goodwill impairment test. Our adoption of this amendment did not have a material effect on our financial statements.

        In July 2012, ASC 350, "Intangibles-Goodwill and Others," was amended to simplify the assessment of testing the impairment of indefinite-lived intangible assets other than goodwill and will become effective for us for fiscal years beginning after September 15, 2012. The amended guidance allows us to do an initial qualitative assessment to determine whether it is more likely than not that the fair value of our indefinite-lived intangible assets are less than their carrying amounts prior to performing the quantitative indefinite-lived intangible asset impairment test. We do not believe the adoption of this amendment will have a material effect on our financial statements.

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

        As of December 31, 2012, long-term variable rate borrowings represented approximately 25% of our total borrowings. Assuming a 100 basis-point increase in LIBOR (in the case of term B loans, over the 1% floor specified in our senior credit facility), our annual interest cost would change by approximately $28 million based on gross amounts outstanding at December 31, 2012. Assuming a 100 basis-point increase in HIBOR for the MGM Grand Paradise credit facility, our annual interest cost would change by approximately $6 million based on amounts outstanding at December 31, 2012. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in,
								Fair Value December 31, 2012
	2013	2014	2015	2016	2017	Thereafter	Total
	(In millions)
Fixed rate	$612	$509	$2,325	$1,476	$743	$4,579	$10,244	$10,954
Average interest rate	7.0%	5.9%	5.1%	8.2%	7.6%	7.8%	7.1%
Variable rate	$28	$28	$28	$166	$1,441	$1,663	$3,354	$3,354
Average interest rate	3.9%	3.9%	3.9%	3.0%	3.2%	4.3%	3.7%

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We incorporate by reference the information appearing under "Market Risk" in Item 7 of this Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Consolidated Financial Statements and Notes to Consolidated Financial Statements, including the Independent Registered Public Accounting Firm's Report thereon, referred to in Item 15(a)(1) of this Form 10-K, are included at pages 84 to 143 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures are effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a- 15(e) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

        During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

        Management's Annual Report on Internal Control Over Financial Reporting, referred to in Item 15(a)(1) of this Form 10-K, is included at page 83 of this Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

        The Independent Registered Public Accounting Firm's Attestation Report on our internal control over financial reporting referred to in Item 15(a)(1) of this Form 10-K, is included at page 84 of this Form 10-K.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        We incorporate by reference the information appearing under "Executive Officers of the Registrant" in Item 1 of this Form 10-K and under "Election of Directors" and "Corporate Governance" in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, which we expect to file with the SEC on or before April 30, 2013 (the "Proxy Statement").

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        We incorporate by reference the information appearing under "Principal Stockholders" and "Election of Directors" in the Proxy Statement.

Equity Compensation Plan Information

        The following table includes information about our equity compensation plans at December 31, 2012:

	Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Securities available for future issuance under equity compensation plans
	(In thousands, except per share data)
Equity compensation plans approved by security holders (1)	25,041	$14.44	13,214
Equity compensation plans not approved by security holders	-	-	-
(1)
As of December 31, 2012 we had 0.8 million restricted stock units and 0.7 million performance share units outstanding that do not have an exercise price; therefore, the weighted average per share exercise price only relates to outstanding stock options and stock appreciation rights. The amount included in the securities outstanding above for performance share units assumes that the average target price of $13.37 is achieved.

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
Included in Part II of this Report:
Management's Annual Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Balance Sheets — December 31, 2012 and 2011
Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
Notes to Consolidated Financial Statements
(a)(2).	Financial Statement Schedule.
Years Ended December 31, 2012, 2011 and 2010
Schedule II — Valuation and Qualifying Accounts

        We have omitted schedules other than the one listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(a)(3). Exhibits.

Exhibit Number	Description
3(1)	Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2011 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
3(2)	Amended and Restated Bylaws of the Company, effective February 8, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 12, 2013).
4.1(1)
Indenture dated July 21, 1993, by and between Mandalay Resort Group ("Mandalay") and First Interstate Bank of Nevada, N.A., as Trustee with respect to $150 million aggregate principal amount of 7.625% Senior Subordinated Debentures due 2013 (incorporated by reference to Exhibit 4(a) to Circus Circus Enterprises, Inc.'s Current Report on Form 8-K dated July 21, 1993 - Commission File No 1-8570).
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

Exhibit Number	Description
4.1(11)	Indenture dated as of March 23, 2004, among the Company, as issuer, the Subsidiary Guarantors, as guarantors, and U.S. Bank National Association, as trustee, with respect to the $300 million 5.875% Notes due 2014 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).
4.1(12)
Indenture, dated June 20, 2005, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $500 million aggregate principal amount of 6.625% Senior Notes due 2015 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on June 22, 2005).
4.1(13)
Supplemental Indenture, dated September 9, 2005, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $375 million aggregate principal amount of 6.625% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 13, 2005).
4.1(14)
Indenture, dated April 5, 2006, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $500 million aggregate principal amount of 6.75% Senior Notes due 2013 and $250 million original principal amount of 6.875% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 7, 2006).
4.1(15)
Indenture dated as of December 21, 2006, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 21, 2006 (the "December 2006 8-K")).
4.1(16)
Supplemental Indenture dated as of December 21, 2006, by and among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 7.625% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the December 2006 8-K).
4.1(17)
Second Supplemental Indenture dated as of May 17, 2007 among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 7.5% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 17, 2007).
4.1(18)
Indenture, dated as of September 22, 2009, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $475 million aggregate principal amount of 11.375% Senior Notes due 2018 (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed on September 25, 2009).
4.1(19)
Indenture dated as of April 10, 2010, among the Company, as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association as Trustee with respect to $1.15 billion aggregate principal amount of 4.25% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 22, 2010 (the "April 22, 2010 8-K")).
4.1(20)
Indenture dated as of October 28, 2010, among the Company, as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association as Trustee with respect to $500 million aggregate principal amount of 10% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 29, 2010).

Exhibit Number	Description
4.1(21)	Indenture, dated as of June 17, 2011, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 20, 2011).
4.1(22)
Indenture, dated as of September 19, 2012, among MGM Resorts International, the guarantors named therein and U.S. Bank National Association, as trustee with respect to $1.0 billion aggregate principal amount of 6.750% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 19, 2012).
4.1(23)
Indenture, dated March 22, 2012, between MGM Resorts International and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 22, 2012).
4.1(24)
First Supplemental Indenture, dated March 22, 2012, among MGM Resorts International, the guarantors named therein and U.S. Bank National Association, as trustee with respect to $1.0 billion aggregate principal amount of 7.75% senior notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 22, 2012).
4.1(25)
Second Supplemental Indenture, dated December 20, 2012, among MGM Resorts International, the guarantors named therein and U.S. Bank National Association, as trustee to the Indenture, dated as of March 22, 2012, among MGM Resorts International and U.S. Bank National Association, as trustee, relating to the 6.625% senior notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 20, 2012).
4.1(26)
Indenture, dated as of January 17, 2012, among MGM Resorts International, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 17, 2012).
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

Exhibit Number	Description
4.3(1)	Registration Rights Agreement, dated as of September 19, 2012, among MGM Resorts International, the guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the initial purchasers named therein with respect to $1.0 billion aggregate principal amount of 6.750% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 19, 2012).
4.3(2)
Registration Rights Agreement, dated as of January 17, 2012, among MGM Resorts International, the guarantors named therein, Barclays Capital Inc. and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on January 17, 2012).
10.1(1)
Amended and Restated Credit Agreement, dated as of December 20, 2012, among MGM Resorts International, MGM Grand Detroit, LLC, a Delaware limited liability company, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 20, 2012).
10.1(2)
Security Agreement, dated as of December 20, 2012, among MGM Grand Detroit, LLC, MGM Grand Hotel, LLC, New York-New York Hotel & Casino, LLC, Bellagio, LLC, The Mirage Casino-Hotel, MGM Resorts Mississippi, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 20, 2012).
10.1(3)
Pledge Agreement, dated as of December 20, 2012, among MGM Resorts International, MGM Grand Detroit, Inc., New PRMA Las Vegas, Inc., Mirage Resorts, Incorporated, Mandalay Resort Group and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 20, 2012).
10.1(4)
Seventh Amended and Restated Loan Agreement, dated as of February 24, 2012, among MGM Resorts International, as borrower, MGM Grand Detroit, LLC, as initial co-borrower, the Lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012).
10.1(5)
Amendment No. 1 and Restatement Agreement, dated February 24, 2012, to the Sixth Amended and Restated Loan Agreement dated as of March 16, 2010, by and among MGM Resorts International, as borrower, MGM Grand Detroit, LLC, as initial co-borrower, the Lenders named therein, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 27, 2012).
10.1(6)
Supplemental Agreement, dated October 22, 2012, between MGM China Holdings Limited and MGM Grand Paradise, S.A., certain Lenders and Arrangers named therein, Bank of America, N.A., Hong Kong Branch, as Facility Agent and Issuing Bank, and Banco Nacional Ultramarino, S.A., as Security Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 24, 2012).
10.1(7)
Sponsor Contribution Agreement, dated October 31, 2008, by and among the Company, as sponsor, CityCenter Holdings, LLC, as borrower, and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 6, 2008).

Exhibit Number	Description
10.1(8)	Amendment No. 1 to Sponsor Contribution Agreement, dated April 29, 2009, among the Company, CityCenter Holdings, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 5, 2009).
10.1(9)
Amended and Restated Sponsor Completion Guarantee, dated April 29, 2009, among the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 5, 2009).
10.1(10)
Second Amended and Restated Sponsor Completion Guarantee, dated January 21, 2011, among the Company, Bank of America, N.A. and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 21, 2011).
10.1(11)	Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.1 to the April 22, 2010 8-K).
10.1(12)	Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the April 22, 2010 8-K).
10.1(13)
Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.3 to the April 22, 2010 8-K).
10.1(14)
Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.4 to the April 22, 2010 8-K).
10.1(15)	Confirmation for Additional Capped Call Transaction, dated as of April 16, 2010, between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.5 to the April 22, 2010 8-K).
10.1(16)	Confirmation for Additional Capped Call Transaction, dated as of April 16, 2010, between the Company and Barclays Bank PLC (incorporated by reference to Exhibit 10.6 to the April 22, 2010 8-K).
10.1(17)
Confirmation for Additional Capped Call Transaction, dated as of April 16, 2010, between the Company and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.7 to the April 22, 2010 8-K).
10.1(18)
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
10.2(3)
Land Concession Agreement, dated as of April 18, 2005, relating to the MGM Macau resort and casino between the Special Administrative Region of Macau and MGM Grand Paradise, S.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
10.2(4)	Land Concession Agreement, effective as of January 9, 2013, relating to the MGM Macau resort and casino between the Special Administrative Region of Macau and MGM Grand Paradise, S.A.

Exhibit Number	Description
10.2(5)	Lease, dated August 3, 1977, by and between B&D Properties, Inc., as lessor, and Mandalay, as lessee; Amendment of Lease, dated May 6, 1983 (incorporated by reference to Exhibit 10(h) to Mandalay's Registration Statement (No. 2-85794) on Form S-1).
10.2(6)
Lease by and between Robert Lewis Uccelli, guardian, as lessor, and Nevada Greens, a limited partnership, William N. Pennington, as trustee, and William G. Bennett, as trustee, and related Assignment of Lease (incorporated by reference to Exhibit 10(p) to Mandalay's Registration Statement (No. 33-4475) on Form S-1).
10.2(7)
Public Trust Tidelands Lease, dated February 4, 1999, between the State of Mississippi and Beau Rivage Resorts, Inc. (without exhibits) (incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K of MRI for the fiscal year ended December 31, 1999).
10.3(1)
Second Amended and Restated Joint Venture Agreement of Marina District Development Company, dated as of August 31, 2000, between MAC, CORP. and Boyd Atlantic City, Inc. (without exhibits) (incorporated by reference to Exhibit 10.2 to the September 2000 10-Q).
10.3(2)
Contribution and Adoption Agreement, dated as of December 13, 2000, among Marina District Development Holding Co., LLC, MAC, CORP. and Boyd Atlantic City, Inc. (incorporated by reference to Exhibit 10.4(15) to the 2000 10-K).
10.3(3)
Stipulation of Settlement in the Matter of the Reopened 2005 Casino License Hearing of Marina District Development Company, LLC ("MDDC") dated March 11, 2010, by and among the State of New Jersey - Department of Law and Public Safety - Division of Gaming Enforcement, the Company, Boyd Gaming Corporation, Boyd Atlantic City, Inc., Marina District Development Holding Co., LLC and MDDC (incorporated by reference to Exhibit 10.2 to Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010).
10.3(4)
Amendment No. 1, dated July 22, 2011 to Stipulation of Settlement in the Matter of the Reopened 2005 Casino License Hearing of Marina District Development Company, LLC ("MDDC") dated March 11, 2010, by and among the Company, the State of New Jersey -Department of Law and Public Safety - Division of Gaming Enforcement, Boyd Gaming Corporation and MDDC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2011).
10.3(5)
Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (incorporated by reference to Exhibit 3.3 to the Form S-4 Registration Statement of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. - Commission File No. 333-87202).
10.3(6)
Amendment, dated as of May 14, 2012, to the Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture by and between Eldorado Limited Liability Company and Galleon, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012).
10.3(7)
Amended and Restated Joint Venture Agreement, dated as of June 25, 2002, between Nevada Landing Partnership and RBG, L.P. (incorporated by reference to Exhibit 10.1 to Mandalay's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004.)

Exhibit Number	Description
10.3(8)	Amendment No. 1 to Amended and Restated Joint Venture Agreement, dated as of April 25, 2005, by and among Nevada Landing Partnership, an Illinois general partnership, and RBG, L.P., an Illinois limited partnership (incorporated by reference to Exhibit 10.4(5) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.3(9)
Amended and Restated Limited Liability Company Agreement of CityCenter Holdings, LLC, dated April 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 5, 2009).
10.3(10)
Amendment No. 2 to Amended and Restated Joint Venture Agreement, dated May 13, 2011, by and among Nevada Landing Partnership, an Illinois general partnership, and RBG, L.P., an Illinois limited partnership (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
10.3(11)
Revised Development Agreement among the City of Detroit, The Economic Development Corporation of the City of Detroit and MGM Grand Detroit, LLC (incorporated by reference to Exhibit 10.10 to Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002).
10.3(12)
Revised Development Agreement effective August 2, 2002, by and among the City of Detroit, The Economic Development Corporation of the City of Detroit and Detroit Entertainment, L.L.C. (incorporated by reference to Exhibit 10.61 of Mandalay's Annual Report on Form 10-K for the year ended January 31, 2005).
10.3(13)
Company Stock Purchase and Support Agreement, dated August 21, 2007, by and between the Company and Infinity World Investments, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 27, 2007).
10.3(14)
Amendment No. 1, dated October 17, 2007, to the Company Stock Purchase and Support Agreement by and between the Company and Infinity World Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 23, 2007).
*10.4(1)	Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10(1) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
*10.4(2)
1997 Nonqualified Stock Option Plan, Amended and Restated February 2, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Quarter report on Form 10-Q for the fiscal quarter ended June 30, 2004).
*10.4(3)	Amendment to the Company's 1997 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on July 13, 2007).
*10.4(4)	Amended and Restated 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on April 6, 2009).
*10.4(5)
Amended and Restated Annual Performance-Based Incentive Plan for Executive Officers, giving effect to amendment approved by the Company's shareholders on May 9, 2006 (incorporated by reference to Appendix A to the Company's 2006 Proxy Statement).
*10.4(6)	Deferred Compensation Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 10, 2005 (the "January 2005 8-K").

Exhibit Number	Description
*10.4(7)	Amendment to Deferred Compensation Plan II, dated as of December 21, 2005 (incorporated by reference to Exhibit 10.3(9) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
*10.4(8)
Amendment No. 1 to the Deferred Compensation Plan II, dated as of July 10, 2007 (incorporated by reference to Exhibit 10.3(11) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the "2007 10-K")).
*10.4(9)	Amendment No. 1 to the Deferred Compensation Plan II, dated as of November 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 7, 2008).
*10.4(10)	Amendment No. 2 to the Deferred Compensation Plan II, dated as of October 15, 2007 (incorporated by reference to Exhibit 10.3(13) to the 2007 10-K).
*10.4(11)	Supplemental Executive Retirement Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.1 to the January 2005 8-K).
*10.4(12)	Amendment No. 1 to the Supplemental Executive Retirement Plan II, dated as of July 10, 2007 (incorporated by reference to Exhibit 10.3(12) to the 2007 10-K).
*10.4(13)	Amendment No. 2 to the Supplemental Executive Retirement Plan II, dated as of October 15, 2007 (incorporated by reference to Exhibit 10.3(14) to the 2007 10-K).
*10.4(14)
Amendment No. 1 to the Supplemental Executive Retirement Plan II, dated as of November 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 7, 2008).
*10.4(15)
Employment Agreement, dated December 13, 2010, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 20, 2010).
*10.4(16)
Employment Agreement, dated as of November 5, 2012, by and between the Company and James J. Murren (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 8, 2012).
*10.4(17)
Employment Agreement, executed as of January 30, 2012, between the Company and Daniel J. D'Arrigo (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 2, 2012).
*10.4(18)
Employment Agreement, effective as of August 3, 2009, between the Company and Corey Sanders (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on September 17, 2010).
*10.4(19)
Employment Agreement, effective as of September 14, 2010, between the Company and William Hornbuckle (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2011).
*10.4(20)
MGM Resorts International (formerly MGM MIRAGE) Time-Vesting Stock Appreciation Right Agreement, dated April 6, 2009, between the Company and James J. Murren (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.4(21)
MGM Resorts International (formerly MGM MIRAGE) Time- and Price-Vesting Stock Appreciation Right Agreement, dated April 6, 2009, between the Company and James J. Murren (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.4(22)
MGM Resorts International (formerly MGM MIRAGE) Time- and Price-Vesting Stock Appreciation Right Agreement, dated April 6, 2009, between the Company and James J. Murren (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).

Exhibit Number	Description
*10.4(23)	Amendment to MGM Resorts International Time- and Price-Vesting Stock Appreciation Right Agreement ($8 SAR granted on April 6, 2009), dated as of November 5, 2012, by and between the Company and James J. Murren (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 8, 2012).
*10.4(24)
Amendment to MGM Resorts International Time- and Price-Vesting Stock Appreciation Right Agreement ($17 SAR granted on April 6, 2009), dated as of November 5, 2012, by and between the Company and James J. Murren (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 8, 2012).
*10.4(25)
Amendment to MGM Resorts International Time-Vesting Stock Appreciation Right Agreement (granted on April 6, 2009), dated as of November 5, 2012, by and between the Company and James J. Murren (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on November 8, 2012).
*10.4(26)	Deferred Compensation Plan for Non-Employee Directors, effective as of June 12, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012).
*10.4(27)
Restricted Stock Units Agreement of the Company (performance vesting), effective for awards prior to November 2011 (incorporated by reference to Exhibit 10.3(16) of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
*10.4(28)
Restricted Stock Units Agreement of the Company (time vesting), effective for awards prior to November 2011 (incorporated by reference to Exhibit 10.3(17) of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
*10.4(29)
Amendment to MGM Resorts International Restricted Stock Units Agreement with James J. Murren (granted on October 3, 2011), dated as of November 5, 2012, by and between the Company and James J. Murren (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on November 8, 2012).
*10.4(30)
Form of Restricted Stock Units Agreement of the Company (time vesting), effective for awards granted in November 2011 and prior to August 2012 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2011).
*10.3(31)
Form of Restricted Stock Units Agreement of the Company (performance vesting), effective for awards granted in November 2011 and prior to August 2012 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2011).
*10.3(32)
Form of Restricted Stock Units Agreement of the Company (non-employee director), effective for awards granted in November 2011 and prior to August 2012 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2011).
*10.3(33)
Form of Restricted Stock Units Agreement of the Company, effective for awards granted in August 2012 and thereafter (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012).
*10.3(34)
Form of Restricted Stock Units Agreement of the Company (Non-Employee Director), effective for awards granted in August 2012 and thereafter (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012).

Exhibit Number	Description
*10.3(35)	Form of Restricted Stock Units Agreement of the Company (Performance), effective for awards granted in August 2012 and thereafter (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012).
*10.3(36)
Form of Performance Share Units Agreement of the Company), effective for awards granted in August 2012 and thereafter (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012).
*10.3(37)
MGM Resorts International Change of Control Policy for Executive Officers, dated as of November 5, 2012 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on November 8, 2012).
*10.3(38)	Form of Memorandum Agreement re: Changes to Severance and Change of Control Policies (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on November 8, 2012).
*10.4(39)
Form of Freestanding Stock Appreciation Right Agreement of the Company (non-employee director) effective for awards granted in November 2011 through August 2012 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2011).
*10.3(40)
Form of Freestanding Stock Appreciation Right Agreement of the Company (employee), effective for awards granted in November 2011 through August 2012 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2011).
*10.4(41)
Form of Freestanding Stock Appreciation Right Agreement of the Company effective for awards granted in August 2012 and thereafter (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012).
*10.4(42)
Freestanding Stock Appreciation Right Agreement of the Company, effective for awards to named executive officers prior to November 2011 (incorporated by reference to Exhibit 10.3(15) of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
*10.4(43)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and James J. Murren (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.4(44)
MGM Resorts International (formerly MGM MIRAGE) Amended and Restated Freestanding Stock Appreciation Right Agreement, dated April 8, 2011, between the Company and James J. Murren (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.4(45)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and James J. Murren (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.4(46)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and Daniel J. D'Arrigo (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).

Exhibit Number	Description
*10.4(47)	Amendment to MGM Resorts International (formerly MGM MIRAGE) Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and James J. Murren (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.4(48)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Restricted Stock Units Agreements, dated June 30, 2011, between the Company and Daniel J. D'Arrigo (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.4(49)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Restricted Stock Units Agreement, dated June 30, 2011, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.4(50)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and Daniel J. D'Arrigo (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.4(51)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.4(52)
MGM Resorts International (formerly MGM MIRAGE) Amended and Restated Freestanding Stock Appreciation Right Agreement, dated April 8, 2011, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.4(53)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreements, dated June 30, 2011, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.4(54)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and Corey Sanders (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.4(55)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and Corey Sanders (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.4(56)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and William J. Hornbuckle (incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.4(57)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and William J. Hornbuckle (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.4(58)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Restricted Stock Units Agreements, dated June 30, 2011, between the Company and William J. Hornbuckle (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).

	Exhibit Number	Description
	*10.4(59)	MGM Resorts International (formerly MGM MIRAGE) Amended and Restated Restricted Stock Units Agreement, dated April 8, 2011, between the Company and James J. Murren (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.4(60)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Restricted Stock Units Agreement, dated June 30, 2011, between the Company and Corey Sanders (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.4(61)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and Corey Sanders (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
*10.4(62)
Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and William J. Hornbuckle (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2011).
	12	Computation of ratio of earnings to fixed charges.
	21	List of subsidiaries of the Company.
	23	Consent of Deloitte & Touche LLP.
	31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).
	31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a - 14(a) and Rule 15d - 14(a).
**	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
**	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
	99.1	Description of our Operating Resorts.
	99.2	Description of Regulation and Licensing.
101
The following information from the Company's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010; (vi) Notes to the Consolidated Financial Statements and (vii) Financial Statement Schedule.
*
Management contract or compensatory plan or arrangement.

**
Exhibits 32.1 and 32.2 shall not be deemed filed with the SEC, nor shall they be deemed incorporated by reference in any filing with the SEC under the Exchange Act or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

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

  Objective of Internal Control over Financial Reporting

        In establishing adequate internal control over financial reporting, management has developed and maintained a system of internal control, policies and procedures designed to provide reasonable assurance that information contained in the accompanying consolidated financial statements and other information presented in this annual report is reliable, does not contain any untrue statement of a material fact or omit to state a material fact, and fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this annual report. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate for all timely decisions regarding required disclosure. Significant elements of the Company's internal control over financial reporting include, for example:

  •
  Hiring skilled accounting personnel and training them appropriately;
  •
  Written accounting policies;
  •
  Written documentation of accounting systems and procedures;
  •
  Segregation of incompatible duties;
  •
  Internal audit function to monitor the effectiveness of the system of internal control;
  •
  Oversight by an independent Audit Committee of the Board of Directors.

  Management's Evaluation

        Management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the Company's internal control over financial reporting using the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on its evaluation as of December 31, 2012, management believes that the Company's internal control over financial reporting is effective in achieving the objectives described above.

  Report of Independent Registered Public Accounting Firm

        Deloitte & Touche LLP audited the Company's consolidated financial statements as of and for the year ended December 31, 2012 and issued their report thereon, which is included in this annual report. Deloitte & Touche LLP has also issued an attestation report on the effectiveness of the Company's internal control over financial reporting and such report is also included in this annual report.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of MGM Resorts International

        We have audited the internal control over financial reporting of MGM Resorts International and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012. Our report dated February 28, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 28, 2013

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of MGM Resorts International

        We have audited the accompanying consolidated balance sheets of MGM Resorts International and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MGM Resorts International and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 28, 2013

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	At December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$1,543,509	$1,865,913
Accounts receivable, net	443,677	491,730
Inventories	107,577	112,735
Deferred income taxes, net	179,431	91,060
Prepaid expenses and other	232,898	251,282

Total current assets	2,507,092	2,812,720

Property and equipment, net	14,194,652	14,866,644
Other assets
Investments in and advances to unconsolidated affiliates	1,444,547	1,635,572
Goodwill	2,902,847	2,896,609
Other intangible assets, net	4,737,833	5,048,117
Other long-term assets, net	497,767	506,614

Total other assets	9,582,994	10,086,912

	$26,284,738	$27,766,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$199,620	$170,994
Income taxes payable	1,350	7,611
Accrued interest on long-term debt	206,736	203,422
Other accrued liabilities	1,517,965	1,362,737

Total current liabilities	1,925,671	1,744,764

Deferred income taxes	2,473,889	2,502,096
Long-term debt	13,589,283	13,470,167
Other long-term obligations	179,879	167,027
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares; issued and outstanding 489,234,401 and 488,834,773 shares	4,892	4,888
Capital in excess of par value	4,132,655	4,094,323
Retained earnings	213,698	1,981,389
Accumulated other comprehensive income	14,303	5,978

Total MGM Resorts International stockholders' equity	4,365,548	6,086,578
Noncontrolling interests	3,750,468	3,795,644

Total stockholders' equity	8,116,016	9,882,222

	$26,284,738	$27,766,276

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues
Casino	$5,319,489	$4,002,985	$2,479,695
Rooms	1,588,770	1,547,765	1,370,054
Food and beverage	1,472,382	1,425,428	1,339,174
Entertainment	483,946	514,883	486,319
Retail	196,938	204,806	194,891
Other	482,547	485,661	459,926
Reimbursed costs	357,597	351,207	359,470

	9,901,669	8,532,735	6,689,529
Less: Promotional allowances	(740,825)	(683,423)	(633,528)

	9,160,844	7,849,312	6,056,001

Expenses
Casino	3,396,752	2,515,279	1,422,531
Rooms	507,856	485,751	423,073
Food and beverage	844,629	829,018	774,443
Entertainment	356,934	375,559	360,383
Retail	112,732	124,063	120,593
Other	344,782	345,484	333,817
Reimbursed costs	357,597	351,207	359,470
General and administrative	1,239,774	1,182,505	1,128,803
Corporate expense	235,007	174,971	124,241
Preopening and start-up expenses	2,127	(316)	4,247
Property transactions, net	708,049	178,598	1,451,474
Gain on MGM China transaction	-	(3,496,005)	-
Depreciation and amortization	927,697	817,146	633,423

	9,033,936	3,883,260	7,136,498

Income (loss) from unconsolidated affiliates	(46,382)	91,094	(78,434)

Operating income (loss)	80,526	4,057,146	(1,158,931)

Non-operating income (expense)
Interest expense, net of amounts capitalized	(1,116,358)	(1,086,832)	(1,113,580)
Non-operating items from unconsolidated affiliates	(90,020)	(119,013)	(108,731)
Other, net	(608,361)	(19,670)	165,217

	(1,814,739)	(1,225,515)	(1,057,094)

Income (loss) before income taxes	(1,734,213)	2,831,631	(2,216,025)
Benefit for income taxes	117,301	403,313	778,628

Net income (loss)	(1,616,912)	3,234,944	(1,437,397)
Less: Net income attributable to noncontrolling interests	(150,779)	(120,307)	-

Net income (loss) attributable to MGM Resorts International	$(1,767,691)	$3,114,637	$(1,437,397)

Net income (loss) per share of common stock attributable to MGM Resorts International
Basic	$(3.62)	$6.37	$(3.19)

Diluted	$(3.62)	$5.62	$(3.19)

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$(1,616,912)	$3,234,944	$(1,437,397)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	17,124	11,692	1,706
Other	(445)	(37)	(70)

Other comprehensive income	16,679	11,655	1,636

Comprehensive income (loss)	(1,600,233)	3,246,599	(1,435,761)
Less: comprehensive income attributable to noncontrolling interests	(159,133)	(125,683)	-

Comprehensive income (loss) attributable to MGM Resorts International	$(1,759,366)	$3,120,916	$(1,435,761)

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$(1,616,912)	$3,234,944	$(1,437,397)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	927,697	817,146	633,423
Amortization of debt discounts, premiums and issuance costs	73,389	93,800	87,983
(Gain) loss on retirement of long-term debt	563,292	(717)	(132,126)
Provision for doubtful accounts	57,068	39,093	29,832
Stock-based compensation	39,560	39,707	34,988
Property transactions, net	708,049	178,598	1,451,474
Gain on MGM China transaction	-	(3,496,005)	-
Loss from unconsolidated affiliates	137,058	27,919	190,659
Distributions from unconsolidated affiliates	21,277	60,801	92,706
Deferred income taxes	(117,203)	(394,437)	(634,082)
Change in operating assets and liabilities:
Accounts receivable	1,260	(155,043)	(17,376)
Inventories	5,183	(8,039)	5,418
Income taxes receivable and payable, net	(5,978)	183,649	197,986
Prepaid expenses and other	(4,608)	15,268	1,647
Prepaid Cotai land concession premium	(56,372)	-	-
Accounts payable and accrued liabilities	163,270	32,924	11,208
Other	13,321	5,518	(12,329)

Net cash provided by operating activities	909,351	675,126	504,014

Cash flows from investing activities
Capital expenditures, net of construction payable	(422,763)	(301,244)	(207,491)
Dispositions of property and equipment	426	348	77,601
Acquisition of MGM China, net of cash paid	-	407,046	-
Investments in and advances to unconsolidated affiliates	(54,300)	(128,848)	(553,000)
Distributions from unconsolidated affiliates in excess of earnings	1,723	2,212	135,058
Distributions from cost method investments	-	-	113,422
Investments in treasury securities - maturities longer than 90 days	(285,469)	(330,313)	(149,999)
Proceeds from treasury securities - maturities longer than 90 days	315,438	330,130	-
Other	(1,472)	(643)	(1,670)

Net cash used in investing activities	(446,417)	(21,312)	(586,079)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	1,779,262	(305,880)	(1,886,079)
Borrowings under bank credit facilities - maturities longer than 90 days	1,350,000	7,559,112	9,486,223
Repayments under bank credit facilities - maturities longer than 90 days	(3,634,128)	(6,352,384)	(10,807,860)
Issuance of senior notes	4,100,000	311,415	2,489,485
Retirement of senior notes, including premiums paid	(4,009,117)	(493,816)	(1,154,479)
Debt issuance costs	(160,245)	-	(106,831)
Issuance of common stock in public offering, net	-	-	588,456
Capped call transactions	-	-	(81,478)
Distributions to noncontrolling interest owners	(206,806)	(3,768)	-
Other	(5,925)	(2,757)	(2,615)

Net cash provided by (used in) financing activities	(786,959)	711,922	(1,475,178)

Effect of exchange rate on cash	1,621	1,213	-

Cash and cash equivalents
Net increase (decrease) for the period	(322,404)	1,366,949	(1,557,243)
Balance, beginning of period	1,865,913	498,964	2,056,207

Balance, end of period	$1,543,509	$1,865,913	$498,964

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$1,039,655	$1,001,982	$1,020,040
Federal, state and foreign income taxes paid, net of refunds	6,982	(172,018)	(330,218)
Non-cash investing and financing activities
Increase (decrease) in investment in CityCenter related to change in completion guarantee liability	$84,190	$54,352	$358,708

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years ended December 31, 2012, 2011 and 2010
(In thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total MGM Resorts International Stockholders' Equity
				Retained Earnings (Accumulated Deficit)
	Shares	Par Value	Capital in Excess of Par Value				Non- controlling Interests	Total Stockholders' Equity
Balances, January 1, 2010	441,222	4,412	3,497,425	304,149	(1,937)	3,804,049	-	3,804,049
Net loss	-	-	-	(1,437,397)	-	(1,437,397)	-	(1,437,397)
Currency translation adjustment	-	-	-	-	1,706	1,706	-	1,706
Other comprehensive loss from unconsolidated affiliate, net	-	-	-	-	(70)	(70)	-	(70)
Stock-based compensation	-	-	40,247	-	-	40,247	-	40,247
Change in excess tax benefit from stock-based compensation	-	-	(10,840)	-	-	(10,840)	-	(10,840)
Issuance of common stock	47,035	470	587,986	-	-	588,456	-	588,456
Issuance of common stock pursuant to stock-based compensation awards	256	3	(1,248)	-	-	(1,245)	-	(1,245)
Capped call transactions	-	-	(52,961)	-	-	(52,961)	-	(52,961)
Other	-	-	217	-	-	217	-	217

Balances, December 31, 2010	488,513	4,885	4,060,826	(1,133,248)	(301)	2,932,162	-	2,932,162
Net income	-	-	-	3,114,637	-	3,114,637	120,307	3,234,944
Currency translation adjustment	-	-	-	-	6,316	6,316	5,376	11,692
Other comprehensive loss from unconsolidated affiliate, net	-	-	-	-	(37)	(37)	-	(37)
MGM China acquisition	-	-	-	-	-	-	3,672,173	3,672,173
Stock-based compensation	-	-	42,723	-	-	42,723	1,556	44,279
Change in excess tax benefit from stock-based compensation	-	-	(8,042)	-	-	(8,042)	-	(8,042)
Issuance of common stock pursuant to stock-based compensation awards	322	3	(1,330)	-	-	(1,327)	-	(1,327)
Cash distributions to noncontrolling interest owners	-	-	-	-	-	-	(3,768)	(3,768)
Other	-	-	146	-	-	146	-	146

Balances, December 31, 2011	488,835	4,888	4,094,323	1,981,389	5,978	6,086,578	3,795,644	9,882,222
Net income (loss)	-	-	-	(1,767,691)	-	(1,767,691)	150,779	(1,616,912)
Currency translation adjustment	-	-	-	-	8,770	8,770	8,354	17,124
Other comprehensive loss from unconsolidated affiliate, net	-	-	-	-	(445)	(445)	-	(445)
Stock-based compensation	-	-	40,566	-	-	40,566	2,862	43,428
Change in excess tax benefit from stock-based compensation	-	-	(301)	-	-	(301)	-	(301)
Issuance of common stock pursuant to stock-based compensation awards	399	4	(1,934)	-	-	(1,930)	-	(1,930)
Cash distributions to noncontrolling interest owners	-	-	-	-	-	-	(207,171)	(207,171)
Other	-	-	1	-	-	1	-	1

Balances, December 31, 2012	489,234	$4,892	$4,132,655	$213,698	$14,303	$4,365,548	$3,750,468	$8,116,016

The accompanying notes are an integral part of these consolidated financial statements.

 MGM RESORTS INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION

        Organization. MGM Resorts International (the "Company") is a Delaware corporation that acts largely as a holding company and, through wholly owned subsidiaries, owns and/or operates casino resorts. The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur and Circus Circus Las Vegas. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of three towers. Other Nevada operations include Circus Circus Reno, Gold Strike in Jean and Railroad Pass in Henderson. The Company and its local partners own and operate MGM Grand Detroit in Detroit, Michigan. The Company owns and operates two resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike Tunica. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi. The Company has two reportable segments: wholly owned domestic resorts and MGM China. See Note 17 for additional information about the Company's segments.

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

        Borgata. The Company has a 50% economic interest in Borgata Hotel Casino & Spa ("Borgata") located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation ("Boyd") owns the other 50% of Borgata and also operates the resort. The Company's interest is held in trust and was offered for sale pursuant to its amended settlement agreement with the New Jersey Division of Gaming Enforcement ("DGE") and approved by the New Jersey Casino Control Commission ("CCC"). The terms of the amended settlement agreement previously mandated the sale by March 2014. The Company had the right to direct the sale through March 2013 (the "divesture period"), subject to approval of the CCC, and the trustee was responsible for selling the trust property during the following 12-month period (the "terminal sale period"). On February 13, 2013, the settlement agreement was further amended to allow the Company to re-apply to the CCC for licensure in New Jersey and to defer expiration of these periods pending the outcome of the licensure process. If the CCC denies the Company's licensure request, then the divestiture period will immediately end, and the terminal sale period will immediately begin, which will result in the Company's Borgata interest being disposed of by the trustee pursuant to the terms of the settlement agreement.

        The Company consolidates the trust because it is the sole economic beneficiary and accounts for its interest in Borgata under the cost method. The Company reviews its investment carrying value whenever indicators of impairment exist and accordingly has recorded impairment charges in each of the years ended December 31, 2012, 2011 and 2010. See Note 16 for further discussion.

        As of December 31, 2012, the trust had $135 million of cash and investments, of which $120 million is held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within "Prepaid expenses and other." For the year ended December 31, 2012, $52 million was withdrawn from the trust account for the payment of property taxes and interest on the Company's senior credit facility, as authorized in accordance with the terms of the trust agreement. As of December 31, 2011, the trust had $188 million of cash and investments, of which $150 million was held in U.S. treasury securities with maturities greater than three months but less than one year.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

  •
  The fair value of the Company's treasury securities held by the Borgata trust was $120 million, measured using Level 1 inputs. See Note 1;
  •
  When assessing the impairment of its investment in joint ventures including CityCenter, Grand Victoria, and Silver Legacy and its cost method investment in Borgata, the Company estimated fair value utilizing Level 3 inputs. See Note 6 and See Note 16;
  •
  When assessing the impairment of Circus Circus Reno, the Company estimated fair value using Level 3 inputs. See Note 16;
  •
  When assessing the impairment of its undeveloped land, the Company estimated fair value using Level 2 and Level 3 inputs. See Note 16; and
  •
  The Company uses Level 1 inputs for its long-term debt fair value disclosures. See Note 9.

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

        Accounts receivable and credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of casino accounts receivable. The Company issues credit to approved casino customers and gaming promoters following background checks and investigations of creditworthiness. At December 31, 2012, a substantial portion of the Company's receivables was due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

        Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their net carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2012, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

        Inventories. Inventories consist primarily of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market. Cost is determined primarily using the average cost method for food and beverage and operating supplies. Cost for retail merchandise is determined using the cost method.

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

        The Company evaluates its property and equipment and other long-lived assets for impairment based on its classification as a) held for sale or b) to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets held for sale, the Company recognizes the asset at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets to be held and used, the Company reviews for impairment whenever indicators of impairment exist. The Company then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets held for sale or assets to be held and used, are recorded as operating expenses. See Note 16 for information on recorded impairment charges.

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

        Special revenue bonds. The Company owns South Jersey Transportation Authority special revenue bonds, the original proceeds from which were used to provide funding for the Atlantic City/Brigantine Connector Project. The repayment of the remaining principal and interest for the bonds is supported by eligible investment alternative tax obligation payments made to the Casino Reinvestment Development Authority from future casino licensees on the Renaissance Pointe land owned by the Company. However, management believes the probability for casino development on Renaissance Pointe in the foreseeable future is remote due to the continued deterioration of the Atlantic City market and initial underperformance of a recent resort that opened in the market. As such, the Company has assumed no future cash flows will be received to support the carrying value of the bonds, and recorded an other-than-temporary impairment of $47 million as of December 31, 2012, included in "Other, net."

        Goodwill and other intangible assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment review for goodwill and indefinite-lived intangible assets in 2012, 2011 and 2010, except as disclosed in Note 16.

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

        Gaming revenues are recognized net of certain sales incentives, including discounts and points earned in point-loyalty programs. The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated cost of providing promotional allowances is primarily included in casino expenses as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Rooms	$109,713	$100,968	$104,264
Food and beverage	298,111	274,776	249,111
Entertainment, retail and other	35,643	32,705	30,683

	$443,467	$408,449	$384,058

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

        Reimbursed expenses. The Company recognizes costs reimbursed pursuant to management services as revenue in the period it incurs the costs. Reimbursed costs related mainly to the Company's management of CityCenter.

        Loyalty programs. The Company's primary loyalty program is "M life" and is available to patrons at substantially all of the Company's owned and operated resorts. Customers earn points based on their slots play which can be redeemed for free play at any of the Company's participating resorts. The Company records a liability based on the points earned multiplied by the redemption value, less an estimate for points not expected to be redeemed, and records a corresponding reduction in casino revenue. Customers also earn credits ("express comps") based on their slots play and table games play which can be redeemed for complimentary goods and services, including hotel rooms, food and beverage, and entertainment. The Company records a liability for the estimated costs of providing goods and services for express comps based on the express comps earned multiplied by a cost margin, less an estimate for express comps not expected to be redeemed and records a corresponding expense in the casino department. MGM Macau also has a loyalty program, whereby patrons earn rewards that can be redeemed for complimentary services, including hotel rooms, food and beverage and entertainment.

        Advertising. The Company expenses advertising costs the first time the advertising takes place. Advertising expense, which is generally included in general and administrative expenses, was $139 million, $121 million, and $123 million for 2012, 2011 and 2010, respectively.

        Corporate expense. Corporate expense represents unallocated payroll, aircraft costs, professional fees and various other expenses not directly related to the Company's casino resort operations. In addition, corporate expense includes the costs associated with the Company's evaluation and pursuit of new business opportunities, which are expensed as incurred.

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

        Income per share of common stock. The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Numerator:
Net income (loss) attributable to MGM Resorts International - basic	$(1,767,691)	$3,114,637	$(1,437,397)
Interest on convertible debt, net of tax	-	38,344	-

Net income (loss) attributable to MGM Resorts International - diluted	$(1,767,691)	$3,152,981	$(1,437,397)

Denominator:
Weighted-average common shares outstanding - basic	488,988	488,652	450,449
Potential dilution from share-based awards	-	1,577	-
Potential dilution from assumed conversion of convertible debt	-	70,666	-

Weighted-average common and common equivalent shares - diluted	488,988	560,895	450,449

Anti-dilutive share-based awards excluded from the calculation of diluted earnings per share	25,041	21,886	29,273

        Currency translation. The Company translates the financial statements of foreign subsidiaries that are not denominated in U.S. dollars. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are recorded to other comprehensive income (loss).

        Comprehensive income (loss). Comprehensive income includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income. Elements of the Company's accumulated other comprehensive income are reported in the accompanying consolidated statements of stockholders' equity, and the cumulative balance of these elements consisted of the following:

	At December 31,
	2012	2011
	(In thousands)
Currency translation adjustments	$28,726	$11,602
Other comprehensive loss from unconsolidated affiliates	(693)	(248)

Accumulated other comprehensive income	28,033	11,354
Less: Currency translation adjustment attributable to noncontrolling interests	(13,730)	(5,376)

Accumulated other comprehensive income attributable to MGM Resorts International	$14,303	$5,978

        Recently issued Accounting Standards. Certain amendments to Accounting Standards Codification ("ASC") 820, "Fair Value Measurements," became effective for the Company for fiscal years beginning after December 15, 2011. Such amendments included a consistent definition of fair value, enhanced disclosure requirements for Level 3 fair value adjustments and other changes to required disclosures. The Company's adoption of these amendments did not have a material effect on its financial statements.

        In June 2011, ASC 220, "Comprehensive Income," was amended and became effective for the Company for fiscal years beginning after December 15, 2011. The Company elected to present a separate statement of comprehensive income which provides each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The Company's adoption of this amendment did not have a material effect on its financial statements.

        In September 2011, ASC 350, "Intangibles-Goodwill and Others," was amended to simplify the assessment of goodwill impairment and became effective for the Company for fiscal years beginning after December 15, 2011. The amended guidance allows the Company to do an initial qualitative assessment of relative events and circumstances to determine if fair value of a reporting unit is more likely than not less than its carrying value, prior to performing the two-step quantitative goodwill impairment test. The Company's adoption of this amendment did not have a material effect on its financial statements.

        In July 2012, ASC 350, "Intangibles-Goodwill and Others," was amended to simplify the assessment of testing the impairment of indefinite-lived intangible assets other than goodwill and will become effective for the Company for fiscal years beginning after September 15, 2012. The amended guidance allows the Company to do an initial qualitative assessment to determine whether it is more likely than not that the fair value of its indefinite-lived intangible assets are less than their carrying amounts prior to performing the quantitative indefinite-lived intangible asset impairment test. The Company does not believe the adoption of this amendment will have a material effect on its financial statements.

NOTE 3 — MGM CHINA ACQUISITION

        On June 3, 2011, the Company and Ms. Ho, Pansy Catilina Chiu King ("Ms. Pansy Ho") completed a reorganization of the capital structure of MGM China and the initial public offering of 760 million shares of MGM China on The Stock Exchange of Hong Kong Limited (the "IPO"), representing 20% of the post issuance capital stock of MGM China, at an offer price of HKD 15.34 per share. Pursuant to this reorganization, the Company, through a wholly owned subsidiary, acquired an additional 1% of the overall capital stock of MGM China for HKD 15.34 per share, or approximately $75 million, and thereby became the indirect owner of 51% of MGM China. Following the IPO, the underwriters exercised their overallotment rights with respect to 59 million shares.

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

        Gaming subconcession. Pursuant to the agreement dated June 19, 2004 between MGM Grand Paradise and Sociedade de Jogos de Macau, S.A. ("SJM"), a gaming subconcession was acquired by MGM Grand Paradise for the right to operate casino games of chance and other casino games for a period of 15 years commencing on April 20, 2005. The Company cannot provide any assurance that the gaming subconcession will be extended beyond the original terms of the agreement; however, management believes that the gaming subconcession will be extended, given that the land concession agreement with the government extends significantly beyond the gaming subconcession. In addition, management believes that the fair value of MGM China reflected in the IPO pricing suggests that market participants have assumed the gaming subconcession will be extended beyond its initial term. As such, the Company is amortizing the gaming subconcession intangible asset on a straight-line basis over the initial term of the land concession through April 6, 2031. As further discussed in Note 7, the Company will extend the estimated useful life of its gaming subconcession in connection with the gazetting of its Cotai land concession.

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

        At June 3, 2011, the Company had an excess amount for financial reporting over the U.S. tax basis of its investment in MGM China of $3.6 billion that management does not consider to be essentially permanent in duration. The Company expects substantially all of this basis difference to resolve through repatriations of future MGM China earnings. The Company has not provided U.S. deferred taxes for the excess financial reporting basis expected to resolve through repatriations of future MGM China earnings because there would be sufficient foreign tax credits to offset all U.S. income tax that would result from the future repatriation of such earnings. Deferred taxes of $5 million are provided for the basis difference not expected to resolve through repatriations of future MGM China earnings.

        MGM China results. MGM China's results included in the accompanying consolidated financial statements beginning as of June 3, 2011 are presented below:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net revenues	$2,807,676	$1,534,963	$-
Operating income	302,092	137,440	-
Net income	289,631	238,419	-
Net income attributable to MGM Resorts International	147,712	121,594	-

        Pro forma information. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company's acquisition of its controlling financial interest had occurred as of January 1, 2010 and excludes the gain recognized by the Company:

	Year Ended December 31,
	2011	2010
	(In thousands, except per share data)
Net revenues	$8,920,343	$7,627,227
Operating income (loss)	577,271	(1,308,633)
Net loss	(262,452)	(1,599,813)
Net loss attributable to MGM Resorts International	(435,099)	(1,567,281)
Loss per share of common stock attributable to MGM Resorts International:
Basic	$(0.89)	$(3.48)
Diluted	$(0.89)	$(3.48)

NOTE 4 — ACCOUNTS RECEIVABLE, NET

        Accounts receivable consisted of the following:

	At December 31,
	2012	2011
	(In thousands)
Casino	$294,312	$347,679
Hotel	147,476	165,410
Other	99,800	79,848

	541,588	592,937
Less: Allowance for doubtful accounts	(97,911)	(101,207)

	$443,677	$491,730

NOTE 5 — PROPERTY AND EQUIPMENT, NET

        Property and equipment consisted of the following:

	At December 31,
	2012	2011
	(In thousands)
Land	$6,499,492	$7,032,853
Buildings, building improvements and land improvements	9,272,556	9,122,080
Furniture, fixtures and equipment	3,995,161	3,926,438
Construction in progress	140,693	122,372

	19,907,902	20,203,743
Less: Accumulated depreciation and amortization	(5,713,250)	(5,337,099)

	$14,194,652	$14,866,644

NOTE 6 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

        Investments in and advances to unconsolidated affiliates consisted of the following:

	At December 31,
	2012	2011
	(In thousands)
CityCenter Holdings, LLC - CityCenter (50%)	$1,220,741	$1,332,299
Elgin Riverboat Resort-Riverboat Casino - Grand Victoria (50%)	206,296	292,094
Circus and Eldorado Joint Venture - Silver Legacy (50%)	6,575	-
Other	10,935	11,179

	$1,444,547	$1,635,572

        The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Income (loss) from unconsolidated affiliates	$(46,382)	$91,094	$(78,434)
Preopening and start-up expenses	(656)	-	(3,494)
Non-operating items from unconsolidated affiliates	(90,020)	(119,013)	(108,731)

	$(137,058)	$(27,919)	$(190,659)

  Borgata

        As discussed in Note 1, the Company discontinued the equity method of accounting for Borgata in March 2010 at the point the assets were placed in the trust, and accounts for its rights under the trust arrangement under the cost method of accounting.

  Grand Victoria

        At June 30, 2012, the Company reviewed the carrying value of its Grand Victoria investment for impairment due to a decrease in operating results at the property and the loss of market share as a result of the opening of a new riverboat casino in the Illinois market, as well as a decrease in forecasted cash flows for 2013 through 2015. Management used a discounted cash flow analysis to determine the estimated fair value. Key assumptions included in the analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 2% and a discount rate of 10.5%. As a result of the discounted cash flow analysis, management determined that it was necessary to record an other-than-temporary impairment charge of $85 million based on an estimated fair value of $205 million for the Company's 50% interest. The Company intends to, and believes it will be able to, retain its investment in Grand Victoria; however, due to the extent of the shortfall and the Company's assessment of the uncertainty of fully recovering its investment, the Company determined that the impairment was other-than-temporary.

  Silver Legacy

        Silver Legacy had approximately $143 million of outstanding senior secured notes that were due in March 2012. Silver Legacy did not repay its notes at maturity and filed for Chapter 11 bankruptcy protection in May 2012. These notes were non-recourse to the Company. The Company recorded an other-than-temporary impairment charge at December 31, 2011 which decreased the carrying value of its investment in Silver Legacy to zero and ceased applying the equity method for its investment in Silver Legacy. In November 2012, Silver Legacy completed a consensual plan of reorganization pursuant to which the holders of the senior secured notes received a combination of cash and new second lien notes. Concurrently, Silver Legacy entered into an agreement for a new $70 million senior secured credit facility, which provided for a portion of the exit financing associated with the plan of reorganization. As part of the reorganization, the partners invested $7.5 million each in the form of subordinated sponsor notes. The Company resumed the equity method of accounting for its investment in Silver Legacy subsequent to completion of the reorganization.

  MGM Grand Paradise Limited

        As discussed in Note 3, the Company obtained a controlling financial interest in MGM China as of June 3, 2011. MGM China owns MGM Grand Paradise, the Macau company that owns MGM Macau resort and casino and the related gaming subconcession and land concession. Because the Company obtained a controlling financial interest, it was required to consolidate MGM China beginning on June 3, 2011. Prior thereto, the Company's investment in MGM Grand Paradise was accounted for under the equity method. Prior to the transaction, the Company received distributions from MGM Grand Paradise of approximately $31 million in 2011 and $192 million in 2010.

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

        February 2012 senior notes issuance. In February 2012, CityCenter issued $240 million in aggregate principal amount of its 7.625% senior secured first lien notes due 2016.

        March 2012 amended and restated credit agreement. In March 2012, CityCenter entered into a second amendment and restatement of its senior credit facility. The loans outstanding under the prior credit agreement were repaid in full and no loans were outstanding under the amended credit agreement at December 31, 2012. The amended CityCenter credit facility consists of a $75 million revolving facility which matures January 21, 2015, and loans will bear interest at a base rate (as defined) plus 4%, or in the case of Eurodollar loans, at the Eurodollar rate (as defined) plus 5%. The amended credit agreement contains covenants that, among other things, restrict CityCenter from incurring additional indebtedness, making distributions to equity interests, selling assets and entering into certain transfers. In addition, CityCenter must meet certain minimum EBITDA (as defined) thresholds.

        Completion guarantee. The Company entered into an amended completion and cost overrun guarantee in connection with CityCenter's restated senior credit facility agreement and issuance of $1.5 billion of senior secured first lien notes and senior secured second lien notes, as discussed in Note 11.

        Investment impairment. At June 30, 2010, the Company reviewed its CityCenter investment for impairment using revised operating forecasts developed by CityCenter management. Based on the then current and forecasted market conditions and because CityCenter's results of operations through June 30, 2010 were below previous forecasts, and the revised operating forecasts were lower than previous forecasts, the Company concluded that it should review the carrying value of its investment. The Company determined that the carrying value of its investment exceeded the fair value determined using a discounted cash flow analysis and therefore an impairment was indicated. The Company intends to and believes it will be able to retain its investment in CityCenter; however, due to the extent of the shortfall and its assessment of the uncertainty of fully recovering its investment, the Company determined that the impairments were "other-than-temporary" and recorded impairment charges of $1.12 billion in the second quarter of 2010.

        At September 30, 2010, the Company recognized an increase of $232 million in its total net obligation under its CityCenter completion guarantee, and a corresponding increase in its investment in CityCenter. The increase primarily reflected a revision to prior estimates based on its assessment of the most current information derived from the close-out and litigation. The Company completed an impairment review as of September 30, 2010 and as a result recorded an additional impairment of $191 million in the third quarter of 2010.

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

        Residential inventory impairment. CityCenter is required to carry its residential inventory at the lower of its carrying value or fair value less costs to sell. Fair value of the residential inventory is determined using a discounted cash flow analysis based on management's current expectations of future cash flows. The key inputs in the discounted cash flow analysis include estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate. CityCenter recorded an impairment charge of $36 million in 2012. The Company recognized 50% of such impairment charges, resulting in pre-tax charge of approximately $18 million. CityCenter recorded a residential inventory impairment charge of $53 million in 2011. The Company recognized 50% of such impairment charge, resulting in a pre-tax charge of approximately $26 million. In 2010, CityCenter recorded residential inventory impairment charges of $330 million. The Company recognized 50% of such impairment charges, resulting in a pre-tax charge of approximately $166 million.

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

        CityCenter accrued $32 million in 2012 related to the estimated demolition cost of the Harmon. The Company recognized 50% of such charge, resulting in a pre-tax charge of approximately $16 million. See Note 11 for additional information regarding Harmon.

        CityCenter summary financial information. Summarized balance sheet information of the CityCenter joint venture is as follows:

	At December 31,
	2012	2011
	(In thousands)
Current assets	$546,851	$393,140
Property and other assets, net	8,606,163	9,068,790
Current liabilities	451,332	375,870
Long-term debt and other liabilities	2,533,918	2,491,166
Equity	6,167,764	6,594,894

        Summarized income statement information of the CityCenter joint venture is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net revenues	$1,189,854	$1,081,861	$1,332,063
Operating expenses	(1,429,773)	(1,293,493)	(2,202,908)

Operating loss	(239,919)	(211,632)	(870,845)
Interest expense	(266,026)	(267,836)	(240,731)
Other non-operating expense	(5,023)	(22,706)	(3,614)

Net loss	$(510,968)	$(502,174)	$(1,115,190)

        Net revenues related to CityCenter's residential operations were $139 million, $24 million and $490 million in 2012, 2011 and 2010, respectively. In the fourth quarter of 2012, CityCenter completed a bulk sale of 427 of the remaining 438 units at Veer with a carrying amount of $116 million, for $119 million in proceeds.

  Unconsolidated Affiliate Financial Information

        Summarized balance sheet information of the unconsolidated affiliates is as follows:

	At December 31,
	2012	2011
	(In thousands)
Current assets	$619,099	$502,316
Property and other long-term assets, net	8,875,020	9,332,089
Current liabilities	501,518	569,919
Long-term debt and other liabilities	2,668,759	2,501,246
Equity	6,323,842	6,763,240

        Summarized results of operations of the unconsolidated affiliates are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net revenues	$1,527,355	$2,558,631	$3,345,630
Operating expenses	(1,731,263)	(2,472,668)	(3,877,445)

Operating income (loss)	(203,908)	85,963	(531,815)
Interest expense	(277,119)	(293,578)	(288,273)
Other non-operating expense	(5,329)	(25,876)	(27,451)

Net loss	$(486,356)	$(233,491)	$(847,539)

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

	At December 31,
	2012	2011
	(In thousands)
Venture-level equity	$3,156,631	$3,376,803
Adjustment to CityCenter equity upon contribution of net assets by MGM Resorts International (A)	(589,338)	(594,730)
CityCenter capitalized interest (B)	271,602	281,678
Completion guarantee (C)	316,281	283,739
Advances to CityCenter, net of discount (D)	268,927	217,157
Other-than-temporary impairments of CityCenter investment (E)	(1,972,633)	(2,030,113)
Fair value adjustments upon acquisition of Grand Victoria investment (F)	267,190	267,190
Other adjustments (G)	(274,113)	(166,152)

	$1,444,547	$1,635,572

  (A)
  Relates to land, other fixed assets, residential real estate, and other assets.
  (B)
  Relates to interest capitalized on the Company's investment balance during development and construction stages. Such amounts are being amortized over the life of the underlying assets.
  (C)
  Represents contributions to CityCenter funded under the completion guarantee recognized as equity contributions by the joint venture split between the partners. Such basis difference is being amortized over the life of the underlying CityCenter assets.
  (D)
  Represents advances to CityCenter recognized as long-term debt by CityCenter; however, since such advances were provided at below market rates, CityCenter recorded the advances at a discount with a corresponding equity contribution. This basis difference will be resolved when the advances are repaid and upon accretion of the discount.
  (E)
  The impairment of the Company's CityCenter investment includes $426 million of impairments allocated to land, which are not amortized. The remaining impairment is being amortized over the average life of the underlying assets.
  (F)
  Relates to indefinite-lived gaming license rights for Grand Victoria.
  (G)
  Other adjustments include the deferred gain on the 2009 CityCenter transaction, a receivable from CityCenter related to condo proceeds received that are expected to be reimbursed to the Company, and other-than-temporary impairments of the Company's investment in Grand Victoria and Silver Legacy. The deferred gain on the CityCenter transaction has been allocated to the underlying assets and is being amortized over the life of the underlying assets. The receivable from CityCenter will be resolved when the condominium proceeds owed to the Company under the completion guarantee are repaid.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets consisted of the following:

	At December 31,
	2012	2011
	(In thousands)
Goodwill:
Mirage Resorts acquisition (2000)	$30,451	$30,451
Mandalay Resort Group acquisition (2005)	40,524	40,524
MGM China acquisition (2011)	2,831,872	2,825,634

	$2,902,847	$2,896,609

Indefinite-lived intangible assets:
Detroit development rights	$98,098	$98,098
Trademarks, license rights and other	234,073	234,073

Total indefinite-lived intangible assets	332,171	332,171

Finite-lived intangible assets:
Macau gaming subconcession	4,515,991	4,496,552
Less: Accumulated amortization	(358,873)	(121,478)

	4,157,118	4,375,074

Macau land concession	84,772	84,585
Less: Accumulated amortization	(6,737)	(2,458)

	78,035	82,127

Macau customer lists	129,028	128,744
Less: Accumulated amortization	(75,550)	(32,573)

	53,478	96,171

Macau gaming promoter relationships	180,640	180,242
Less: Accumulated amortization	(71,223)	(25,991)

	109,417	154,251

Other intangible assets	30,226	30,226
Less: Accumulated amortization	(22,612)	(21,903)

	7,614	8,323

Total finite-lived intangible assets	4,405,662	4,715,946

Total other intangible assets, net	$4,737,833	$5,048,117

        Goodwill related to the Mirage Resorts acquisition relates to Bellagio and The Mirage. Goodwill related to the Mandalay Resort Group acquisition relates to Gold Strike Tunica. See Note 3 for additional information related to goodwill recognized as part of the MGM China transaction.

        The Company's indefinite-lived intangible assets consist primarily of development rights in Detroit, trademarks and license rights, of which $215 million consists of trademarks and trade names related to the Mandalay acquisition.

        See Note 3 for additional information related to the finite-lived intangible assets recognized as part of the MGM China transaction. In connection with the initial MGM China acquisition, the Company determined that the gaming subconcession intangible asset should be amortized on a straight-line basis over the term of the MGM Macau land concession, which expires in April 2031. In January 2013, the

Company's Cotai land concession was gazetted by the Macau government and the Company determined that the estimated remaining useful life of its gaming subconcession should be extended through the end of the Cotai land concession in January 2038. The Company's other finite—lived intangible assets consist primarily of lease acquisition costs amortized over the life of the related leases, and certain license rights amortized over their contractual life. Total amortization expense related to intangible assets was $321 million, $181 million and $1 million for 2012, 2011 and 2010, respectively.

        Estimated future amortization is as follows:

(In thousands)
Years ending December 31,
2013	$243,166
2014	231,373
2015	199,089
2016	173,775
2017	170,753
Thereafter	3,387,506

$4,405,662

NOTE 8 — OTHER ACCRUED LIABILITIES

        Other accrued liabilities consisted of the following:

	At December 31,
	2012	2011
	(In thousands)
Payroll and related	$368,702	$344,992
Advance deposits and ticket sales	102,428	97,753
Casino outstanding chip liability	260,957	290,238
Casino front money deposits	131,187	111,763
Accrued MGM China junket commissions	114,631	38,833
Other gaming related accruals	141,195	118,004
Taxes, other than income taxes	223,308	183,576
Other	175,557	177,578

	$1,517,965	$1,362,737

NOTE 9 — LONG-TERM DEBT

        Long-term debt consisted of the following:

	At December 31,
	2012	2011
	(In thousands)
Senior credit facility:
$2,800 million ($1,834 million at December 31, 2011) term loans, net	$2,791,284	$1,728,510
Revolving loans	-	1,462,000
MGM Grand Paradise credit facility	553,531	552,312
$534.7 million 6.75% senior notes, due 2012	-	534,650
$462.2 million 6.75% senior notes, due 2013	462,226	462,226
$150 million 7.625% senior subordinated debentures, due 2013, net	150,539	151,483
$750 million 13% senior secured notes, due 2013, net	-	726,333
$508.9 million 5.875% senior notes, due 2014, net	508,540	508,231
$650 million 10.375% senior secured notes, due 2014, net	-	640,051
$875 million 6.625% senior notes, due 2015, net	876,634	877,208
$1,450 million 4.25% convertible senior notes, due 2015, net	1,460,780	1,465,287
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$500 million 10% senior notes, due 2016, net	496,110	495,317
$743 million 7.625% senior notes, due 2017	743,000	743,000
$850 million 11.125% senior secured notes, due 2017, net	-	832,245
$475 million 11.375% senior notes, due 2018, net	466,117	464,928
$850 million 8.625% senior notes, due 2019	850,000	-
$845 million 9% senior secured notes, due 2020	-	845,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	-
$1,250 million 6.625% senior notes, due 2021	1,250,000	-
$1,000 million 7.75% senior notes, due 2022	1,000,000	-
$0.6 million 7% debentures, due 2036, net	572	572
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	36	900

	$13,589,283	$13,470,167

        Debt due within one year of the December 31, 2012 balance sheet date is classified as long-term because the Company has both the intent and ability to refinance such amounts with available borrowings under the senior credit facility.

        Interest expense, net consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Total interest incurred	$1,117,327	$1,086,865	$1,113,580
Interest capitalized	(969)	(33)	-

	$1,116,358	$1,086,832	$1,113,580

        Senior credit facility.    The Company's senior credit facility was amended and restated in February 2012, and loans and revolving commitments aggregating approximately $1.8 billion (the "extending loans") were extended to February 2015. In accordance with the amendment, the Company repaid $409 million of outstanding loans to extending lenders. In March 2012, an additional $24 million in term loans were extended and the Company repaid the remaining non-extending term loans. In connection with the February 2012 amendment and subsequent repayment of the non-extending loans, the Company recorded a loss on early retirement of debt of $59 million in "Other, net" related to previously recorded discounts and certain debt issuance costs. Interest on the non-extending portion of the senior credit facility was based on a LIBOR margin of 5.00%, with a LIBOR floor of 2.00%, and a base rate margin of 4.00%, with a base rate floor of 4.00%. Interest on the extending loans was subject to a LIBOR floor of 1.00% and a pricing grid based upon collateral coverage levels.

        In December 2012, the Company further amended and restated its senior credit facility, concurrently with the tender offers for all of its senior secured notes discussed below and the issuance of $1.25 billion of 6.625% senior notes due 2021. The amended and restated senior credit facility consists of $1.2 billion of revolving loans, a $1.05 billion term loan A facility and a $1.75 billion term loan B facility. The revolving and term loan A facilities initially bear interest at LIBOR plus 3.00% and are subject to credit rating adjustments after six months. The term loan B facility bears interest at LIBOR plus 3.25% with a LIBOR floor of 1.00%. The revolving and term loan A facilities mature in December 2017. The term loan B facility matures in December 2019. The term A and term B facilities are subject to scheduled amortization payments beginning on the last day of each calendar quarter from and after March 31, 2013, an amount equal to 0.25% of the original principal balance. The term loan B was issued at 99.5% to initial lenders. The Company recorded a loss on retirement of debt of $48 million in "Other, net" related to the amendment and restatement of the senior credit facility in December 2012, which included previously recorded discounts and certain debt issuance costs. The Company had approximately $1.2 billion of available borrowing capacity under its senior credit facility at December 31, 2012. At December 31, 2012, the interest rate on the term A loans was 3.3% and the interest rate on the term B loans was 4.25%.

        The land and substantially all of the assets of MGM Grand Las Vegas, Bellagio and The Mirage secure up to $3.35 billion of obligations outstanding under the senior credit facility. In addition, the land and substantially all of the assets of New York-New York and Gold Strike Tunica secure the entire amount of the senior credit facility and the land and substantially all of the assets of MGM Grand Detroit secure its obligations as a co-borrower under the senior credit facility, initially equal to $450 million and subject to gaming authority required annual amortization. In addition, the senior credit facility, upon receipt of the necessary gaming approvals with respect to the properties located in Nevada, will be secured by a pledge of the equity or limited liability company interests of the subsidiaries that own the pledged properties.

        The senior credit facility contains customary representations and warranties and customary affirmative and negative covenants. In addition, the senior credit facility requires the Company and its restricted subsidiaries to maintain a minimum trailing four-quarter EBITDA and limits the Company's ability to make capital expenditures. Beginning with the quarter ended March 31, 2013, the Company and its restricted subsidiaries will be required to maintain a minimum EBITDA (as defined) of $1.0 billion. In September 2013, the minimum EBITDA increases to $1.05 billion for September 30, 2013 and December 31, 2013, with periodic increases thereafter. EBITDA for the trailing twelve months ended December 31, 2012 calculated in accordance with the terms of the senior credit facility was $1.15 billion. The Company was within the limit of capital expenditures in 2012 and is limited to $500 million of borrower group capital expenditures in 2013.

        The senior credit facility provides for customary events of default, including, without limitation, (i) payment defaults, (ii) covenant defaults, (iii) cross-defaults to certain other indebtedness in excess of specified amounts, (iv) certain events of bankruptcy and insolvency, (v) judgment defaults in excess of specified amounts, (vi) the failure of any loan document by a significant party to be in full force and effect and such circumstance, in the reasonable judgment of the required lenders, is materially adverse to the lenders, or (vii) the security documents cease to create a valid and perfected first priority lien on any material portion of the collateral. In addition, the senior credit facility provides that a cessation of business due to revocation, suspension or loss of any gaming license affecting a specified amount of its revenues or assets, will constitute an event of default.

        MGM China credit facility.    In October 2012, MGM China and MGM Grand Paradise, as co-borrowers, entered into an amended and restated credit facility agreement which consists of approximately $550 million of term loans and a $1.45 billion revolving credit facility due October 2017. The credit facility is subject to scheduled amortization payments beginning in 2016. The outstanding balance at December 31, 2012 was $554 million and is comprised solely of term loans. The interest rate on the facility fluctuates annually based on HIBOR plus a margin, set at 2.5% for the first six months and ranging between 1.75% and 2.5% thereafter based on MGM China's leverage ratio. Under the amended and restated credit facility agreement, MGM China is a joint and several co-borrower with MGM Grand Paradise. MGM Grand Paradise's interest in the Cotai land use right agreement will become collateral under the MGM China credit facility upon finalization of the appropriate government approvals. The material subsidiaries of MGM China continue to guarantee the facilities, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the amended facilities. The credit facility will be used for general corporate purposes and for the development of the Cotai development. As of December 31, 2012, the credit facility was denominated entirely in Hong Kong dollars and interest was based on a margin of 2.5%, plus HIBOR.

        The amended and restated MGM China credit facility agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of MGM China and its subsidiaries to make investments, pay dividends and sell assets, and to incur additional debt and additional liens. MGM China is also required to maintain compliance with a maximum consolidated total leverage ratio of 4.50 to 1.00 prior to the first anniversary of the MGM Cotai opening date and 4.00 to 1.00 thereafter, in addition to a minimum interest coverage ratio of 2.50 to 1.00.

        Tender offers.    In December 2012, the Company commenced tender offers to purchase for cash and related consent solicitations with respect to all of its outstanding 13% senior secured notes due 2013, 10.375% senior secured notes due 2014, 11.125% senior secured notes due 2017 and 9% senior secured notes due 2020. On December 20, 2012 the Company completed the early settlement of its tender offers and called for redemption of all of the secured notes that were not purchased on the early settlement date and satisfied and discharged the indentures governing the secured notes. As a result of the redemption and the satisfaction and discharge of the secured notes indentures, the Company was released from its obligations under the indentures and all of the collateral securing those notes was released. The Company recorded a loss on retirement of the secured notes of $457 million in "Other, net" which included $379 million of premiums paid to redeem or discharge the debt, the write-off of $75 million of previously record discounts and debt issuance costs, and $3 million of other costs.

        Senior notes.    In addition to the tender offers discussed above, in 2012 the Company repaid the $535 million of outstanding principal amount of its 6.75% senior notes at maturity and issued the following senior notes:

  •
  $850 million of 8.625% senior notes due 2019 for net proceeds of approximately $836 million;
  •
  $1.0 billion of 7.75% senior notes due 2022 for net proceeds of approximately $986 million;
  •
  $1.0 billion of 6.75% senior notes due 2020 for net proceeds of approximately $986 million; and
  •
  $1.25 billion of 6.625% senior notes due 2021 for net proceeds of approximately $1.23 billion.

        The senior notes are unsecured and otherwise rank equally in right of payment with the Company's existing and future senior indebtedness.

        During 2011, the Company repaid the $325 million of outstanding principal amount of its 8.375% senior subordinated notes due 2011 and the $129 million of outstanding principal of its 6.375% senior notes due 2011 at maturity. In addition, during the third quarter of 2011 the Company repurchased

$10 million principal amount of its 6.75% senior notes due 2012 and $22 million principal amount of its 6.75% senior notes due 2013 in open market repurchases.

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

        Maturities of long-term debt.    Maturities of the Company's long-term debt as of December 31, 2012 are as follows:

(In thousands)
Years ending December 31,
2013	$640,226
2014	536,900
2015	2,353,000
2016	1,642,032
2017	2,183,648
Thereafter	6,242,353

13,598,159
Debt premiums and discounts, net	(8,876)

$13,589,283

        Fair value of long-term debt.    The estimated fair value of the Company's long-term debt at December 31, 2012 was approximately $14.3 billion. The estimated fair value of the Company's long-term debt at December 31, 2011 was approximately $13.7 billion. Fair value was estimated using quoted market prices for the Company's senior notes, senior subordinated notes and senior credit facility. Carrying value of the MGM Grand Paradise credit facility approximates fair value.

NOTE 10 — INCOME TAXES

        The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

        Consolidated income (loss) before taxes for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Domestic operations	$(2,048,868)	$(902,613)	$(2,309,317)
Foreign operations	314,655	3,734,244	93,292

	$(1,734,213)	$2,831,631	$(2,216,025)

        The income tax provision (benefit) attributable to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Federal
Current	$(1,636)	$1,237	$(186,444)
Deferred (excluding separate components)	(602,668)	(57,573)	(404,522)
Deferred—operating loss carryforward	(89,954)	(260,167)	(225,589)
Deferred—valuation allowance	608,015	-	-
Other noncurrent	1,587	2,812	5,167

Benefit for federal income taxes	(84,656)	(313,691)	(811,388)

State
Current	3,466	4,482	7,262
Deferred (excluding separate components)	(24,104)	(9,472)	(13,739)
Deferred—operating loss carryforward	(9,221)	3,357	(9,619)
Deferred—valuation allowance	2,579	7,787	49,208
Deferred—enacted changes in tax laws or rates	-	12,743	-
Other noncurrent	5,493	1,320	(1,707)

Provision (benefit) for state income taxes	(21,787)	20,217	31,405

Foreign
Current	3,217	3,800	1,355
Deferred (excluding separate components)	(12,471)	(113,639)	-
Deferred—operating loss carryforward	782	-	-
Deferred—valuation allowance	(2,386)	-	-

Provision (benefit) or foreign income taxes	(10,858)	(109,839)	1,355

	$(117,301)	$(403,313)	$(778,628)

        A reconciliation of the federal income tax statutory rate and the Company's effective tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Federal income tax statutory rate	35.0%	35.0%	35.0%
Foreign tax credit, net of valuation allowance	19.8	-	-
Repatriation of foreign earnings	(19.2)	-	-
Federal valuation allowance	(35.1)	-	-
State income tax (net of federal benefit and valuation allowance)	0.8	0.5	(1.0)
Foreign jurisdiction income/losses taxed at other than 35%	7.0	(2.1)	1.2
Foreign jurisdiction tax rate change	-	(4.6)	-
MGM China acquisition gain	-	(43.2)	-
Tax credits	0.5	(0.2)	0.2
Permanent and other items	(2.0)	0.4	(0.3)

	6.8%	(14.2)%	35.1%

        The major tax-effected components of the Company's net deferred tax liability are as follows:

	At December 31,
	2012	2011
	(In thousands)
Deferred tax assets—federal and state:
Senior secured notes retirement	$233,312	$-
Bad debt reserve	38,048	36,901
Deferred compensation	3,080	2,895
Net operating loss carryforward	601,226	492,515
Accruals, reserves and other	88,097	59,874
Investments in unconsolidated affiliates	338,945	340,051
Stock-based compensation	36,728	56,912
Tax credits	820,299	29,716

	2,159,735	1,018,864
Less: Valuation allowance	(1,032,423)	(8,779)

	1,127,312	1,010,085

Deferred tax assets—foreign:
Bad debt reserve	1,477	2,273
Net operating loss carryforward	50,075	50,745
Accruals, reserves and other	1,439	-
Property and equipment	10,218	8,898
Long-term debt	-	2,378

	63,209	64,294
Less: Valuation allowance	(60,975)	(63,222)

	2,234	1,072

Total deferred tax assets	$1,129,546	$1,011,157

Deferred tax liabilities—federal and state:
Property and equipment	(2,505,602)	(2,659,471)
Long-term debt	(550,811)	(359,873)
Cost method investments	(8,323)	(34,239)
Intangibles	(103,094)	(100,099)

	(3,167,830)	(3,153,682)

Deferred tax liabilities—foreign:
Accruals, reserves and other	-	(12,527)
Intangibles	(256,174)	(255,984)

	(256,174)	(268,511)

Total deferred tax liability	$(3,424,004)	$(3,422,193)

Net deferred tax liability	$(2,294,458)	$(2,411,036)

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

        Income generated from gaming operations of MGM Grand Paradise, which is wholly owned by MGM China, is exempted from Macau's 12% complementary tax for the five-year period ending December 31, 2016, pursuant to approval from the Macau government, granted on September 22, 2011. Absent this exemption, "Net income attributable to MGM Resorts International" would have been reduced by $34 million and $18 million for 2012 and 2011, respectively, and net income per share (diluted) would have been reduced by $0.07 and $0.03 for 2012 and 2011, respectively. The approval granted in 2011 represented the second five-year exemption period granted to MGM Grand Paradise. The Company measures the net deferred tax liability of MGM Grand Paradise under the assumption that it will receive an additional five-year exemption beyond 2016. Such assumption is based upon the granting of a third five-year exemption to a competitor of MGM Grand Paradise. The Company believes MGM Grand Paradise should also be entitled to a third five-year exemption in order to ensure non-discriminatory treatment among gaming concessionaires and subconcessionaires, a requirement under Macanese law.

        Non-gaming operations remain subject to the Macau complementary tax. MGM Grand Paradise had at December 31, 2012 a complementary tax net operating loss carryforward of $417 million resulting from non-gaming operations that will expire if not utilized against non-gaming income in years 2013 through 2015. The Macanese net operating loss carryforwards are fully offset by a valuation allowance.

        MGM Grand Paradise's exemption from the Macau 12% complementary tax on gaming profits does not apply to dividend distributions of such profits to MGM China. However, in June 2012, MGM Grand Paradise reached an agreement with the Macau government to settle the 12% complementary tax that would otherwise be due by its shareholders (including MGM China) on distributions of its gaming profits by paying a flat annual payment ("annual fee arrangement") regardless of the amount of distributable dividends. Such annual fee arrangement covers the years 2007 through 2011, including a distribution that was made during the first quarter of 2012 (the "covered period"). Cumulative annual payments of $4 million for the covered period were paid, and a corresponding reduction to benefit for income taxes was recorded in 2012. Shareholders of MGM Grand Paradise are not subject to the complementary tax on distributions they received during the covered period as a result of the annual fee arrangement. Consequently, the Company reversed complementary taxes previously accrued on such distributions resulting in a $19 million increase to benefit for income taxes in 2012. MGM Grand Paradise submitted a request for a five-year extension of the annual fee arrangement covering all years through 2016 ("extended annual fee arrangement"), which was approved by the Macau government in December 2012. Annual payments of $2 million are required under the extended annual fee arrangement. The $2 million annual payment for 2012 was accrued and a corresponding reduction to benefit for income taxes was recorded in 2012.

        As of December 31, 2012, the Company had an excess amount for financial reporting over the U.S. tax basis of its investment in MGM China of $3.6 billion that management does not consider to be essentially permanent in duration. The Company expects substantially all of this basis difference to resolve through repatriations of future MGM China earnings. The Company has not provided U.S. deferred taxes for the excess financial reporting basis expected to resolve through repatriations of future MGM China earnings because it believes there would be sufficient foreign tax credits to offset all U.S. income tax that would result from the future repatriation of such earnings. Deferred taxes of $5 million are provided for the basis difference not expected to resolve through repatriations of future MGM China earnings.

        During 2012, the Company repatriated $263 million of foreign earnings. Creditable foreign taxes associated with such earnings increased the Company's foreign tax credit carryover from $2 million to $786 million. Such foreign taxes consist of the Macau Special Gaming Tax, which the Company believes qualifies as a tax paid in lieu of an income tax that is creditable against U.S. income taxes. The pre-existing foreign tax credit carryover expires in 2015 and the carryover created by the 2012 repatriation expires in 2022. The foreign tax credit carryovers are subject to valuation allowance as described further below.

        The Company has a U.S. federal income tax net operating loss carryforward of $1.7 billion that will begin to expire in 2030, an alternative minimum tax credit carryforward of $12 million that will not expire, a general business tax credit carryforward of $23 million that will begin to expire in 2029 and a charitable contribution carryforward of $11 million that will begin to expire in 2014.

        At December 31, 2011, the Company was close to the ownership change threshold set forth in Internal Revenue Code ("IRC") section 382 as a result of transactions in its stock over the past several years. However, as of December 31, 2012, the stock issuance in May 2009 is no longer part of the three-year testing period and the Company is no longer close to the ownership change threshold. Should an ownership change occur in a future period, the Company's U.S. federal income tax net operating losses and tax credits incurred prior to the ownership change would generally be subject to a post-change annual usage limitation equal to the value of the Company at the time of the ownership change multiplied by the long-term tax exempt rate at such time as established by the Internal Revenue Service ("IRS"). The Company does not anticipate that this limitation would prevent the utilization of the Company's net operating losses and tax credits prior to their expiration or materially impact the cash taxes payable in future years.

        For state income tax purposes, the Company has Illinois and New Jersey net operating loss carryforwards of $77 million and $238 million, respectively, which equates to deferred tax assets after federal tax effect and before valuation allowance, of $4 million and $14 million, respectively. The Illinois net operating loss carryforwards will begin to expire if not utilized by 2021. The New Jersey net operating loss carryforwards will expire if not utilized by various dates from 2013 through 2032.

        During 2011, the state of Michigan enacted changes in its corporate tax law that became effective on January 1, 2012. The state replaced the Michigan Business Tax ("MBT") regime with a new Corporate Income Tax ("CIT") regime that taxes unitary combined income apportioned to the state at a 6% rate. Net operating loss carryforwards generated under the MBT, of which the Company had $198 million at December 31, 2011, may not be carried over and utilized under the CIT. Losses generated under the CIT will have a 10 year carryforward period. Furthermore, the book-tax difference deduction, which would have been available under the MBT in 2015 through 2029, is not available under the CIT. During 2011, the Company recorded an increase to the net Michigan deferred tax liability in the amount of $8 million, after federal effect, to reflect the impact of this tax law change, with a corresponding reduction to income tax benefit.

        Given the negative impact of the U.S. economy on the results of operations in the past several years, the Company no longer relies on future domestic operating income in assessing the realizability of its domestic deferred tax assets and now relies only on the future reversal of existing domestic taxable temporary differences. As of December 31, 2012, the scheduled future reversal of existing U.S. federal deductible temporary differences exceeds the scheduled future reversal of existing U.S. federal taxable temporary differences. Consequently, during 2012 the Company began recording a valuation allowance for U.S. federal deferred tax assets in order to account for this excess. At December 31, 2012, such valuation allowance was $1.0 billion. In addition, there is a $13 million valuation allowance, after federal effect, provided on certain state deferred tax assets and a valuation allowance of $61 million on certain Macau deferred tax assets because the Company believes these assets do not meet the "more likely than not" criteria for recognition.

        The Company assesses its tax positions using a two-step process. A tax position is recognized if it meets a "more likely than not" threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts, and at December 31, 2012, the Company has classified $19 million as current in "Other accrued liabilities" and $123 million as long-term in "Other long-term obligations," based on the time until expected payment.

        A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Gross unrecognized tax benefits at January 1	$145,799	$134,417	$161,377
Gross increases—Prior period tax positions	6,903	9,360	16,431
Gross decreases—Prior period tax positions	(12,639)	(13,772)	(40,347)
Gross increases—Current period tax positions	13,121	15,794	14,995
Settlements with taxing authorities	-	-	(14,844)
Lapse in statutes of limitations	-	-	(3,195)

Gross unrecognized tax benefits at December 31	$153,184	$145,799	$134,417

        The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $39 million and $32 million at December 31, 2012 and 2011, respectively.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $29 million and $26 million in interest related to unrecognized tax benefits accrued at December 31, 2012 and 2011, respectively. No amounts were accrued for penalties as of either date. Income tax expense for the years ended December 31, 2012, 2011, and 2010 includes interest related to unrecognized tax benefits of $3 million, $0 million, and $8 million, respectively.

        The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the taxes paid in foreign jurisdictions are not material. As of December 31, 2012, the Company is no longer subject to examination of its U.S. consolidated federal income tax returns filed for years ended prior to 2005. The IRS completed its examination of the Company's consolidated federal income tax returns for the 2003 and 2004 tax years during 2010 and the Company paid $12 million in tax and $4 million in associated interest with respect to adjustments to which it agreed. In addition, the Company submitted a protest to IRS Appeals of certain adjustments to which it did not agree. The Company expects the issues subject to appeal will be settled within the next 12 months. During the fourth quarter of 2010, the IRS opened an examination of the Company's consolidated federal income tax returns for the 2005 through 2009 tax years. The Company expects that the IRS will complete this examination within the next 12 months and the Company may agree to certain adjustments and protest others.

        During the first quarter of 2011, the IRS opened audits of the 2007 through 2008 tax years of CityCenter Holdings, LLC, an unconsolidated affiliate treated as a partnership for income tax purposes and the 2008 through 2009 tax years of MGM Grand Detroit, LLC, a subsidiary treated as a partnership for income tax purposes. The IRS has completed field work with respect to these examinations and the issuance of final audit reports is pending. The Company may agree to certain adjustments and protest others.

        During 2010, the Company reached settlement with IRS Appeals with respect to the audit of the 2004 through 2006 tax years of MGM Grand Detroit, LLC. At issue was the tax treatment of payments made under an agreement to develop, own and operate a hotel casino in the City of Detroit. The Company agreed to pay $1 million in tax for such years as a result of this settlement.

        During the fourth quarter of 2010, the Company and its joint venture partner reached tentative settlement with IRS Appeals with respect to the audit of the 2003 and 2004 tax years of a cost method investee of the Company that is treated as a partnership for income tax purposes. The adjustments to which the Company agreed in such tentative settlement will be included in any settlement that it may reach with respect to the 2003 and 2004 examination of its consolidated federal income tax return. The IRS is currently auditing the 2005 through 2009 tax years of this investee. The Company expects that the IRS will complete this examination within the next 12 months and the Company may agree to certain adjustments and protest others.

        During 2010, the IRS closed its examination of the federal income tax return of Mandalay Resort Group for the pre-acquisition year ended April 25, 2005 and issued a "No-Change Letter." The statutes of limitations for assessing tax for all Mandalay Resort Group pre-acquisition years are now closed.

        As of December 31, 2012, other than adjustments resulting from federal income tax audits discussed above and the exceptions noted below, the Company was no longer subject to examination of its various state and local tax returns filed for years ended prior to 2008. During 2010, the state of Illinois initiated an audit of its Illinois combined returns for the 2006 and 2007 tax years. Such audit closed in 2012 resulting in an immaterial refund of taxes from such years. During 2010, the state of New Jersey began audit procedures of a cost method investee of the Company's for the 2003 through 2006 tax years. No other state or local income tax returns are currently under exam.

        The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits at December 31, 2012 may decrease by a range of $0 to $38 million within the next 12 months on the expectation during such period of (1) settlement of issues under appeal in connection with the IRS audits of the Company's consolidated federal income tax returns and the Company's cost method investee returns for the 2003 and 2004 tax years and (2) the closure of the IRS audits of the 2005 through 2009 consolidated federal income tax returns; the 2007 through 2008 federal income tax returns of CityCenter Holdings, LLC; the 2008 through 2009 federal income tax returns of MGM Grand Detroit, LLC and the 2005 through 2009 federal income tax returns of its cost method investee.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

        Leases. The Company leases real estate and various equipment under operating and, to a lesser extent, capital lease arrangements. Certain real estate leases provide for escalation of rent based upon a specified price index and/or based upon periodic appraisals.

        At December 31, 2012, the Company was obligated under non-cancellable operating leases and capital leases to make future minimum lease payments as follows:

	Operating Leases	Capital Leases
	(In thousands)
2013	$16,211	$284
2014	10,114	213
2015	7,711	213
2016	5,295	142
2017	2,960	-
Thereafter	38,879	-

Total minimum lease payments	$81,170	852

Less: Amounts representing interest		(228)

Total obligations under capital leases		624
Less: Amounts due within one year		(279)

Amounts due after one year		$345

        The current and long-term obligations under capital leases are included in "Other accrued liabilities" and "Other long-term obligations," respectively. Rental expense for operating leases was $33 million for

2012, $30 million for 2011, and $26 million for 2010, which included short term rentals charged to rent expense.

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

        In April 2010, Perini served an amended complaint in this case which joins as defendants many owners of CityCenter residential condominium units (the "Condo Owner Defendants"), added a count for foreclosure of Perini's recorded master mechanic's lien against the CityCenter property in the amount of approximately $491 million, and asserted the priority of this mechanic's lien over the interests of the CityCenter Owners, the Condo Owner Defendants and CityCenter lenders in the CityCenter property.

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

        In November 2012, Perini filed a second amended complaint which, among other things, added claims against the CityCenter defendants of breach of contract—alleging that CityCenter's Owner Controlled Insurance Program ("OCIP") failed to provide adequate project insurance for Perini with broad coverages and high limits, and tortious breach of the implied covenant of good faith and fair dealing—alleging improper administration by CityCenter of the OCIP and Builders Risk insurance programs.

        The CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the Perini lawsuit. The Company believes that a loss with respect to Perini's punitive damages claim is neither probable nor reasonably possible.

        Please see below for further discussion on the Company's completion guarantee obligation which may be impacted by the outcome of the above litigation and the joint venture's extra-judicial settlement process.

        CityCenter completion guarantee. In January 2011, the Company entered into an amended completion and cost overrun guarantee, which is collateralized by substantially all of the assets of Circus Circus Las

Vegas, as well as certain undeveloped land adjacent to that property. The terms of the amended completion guarantee provide CityCenter the ability to utilize up to $124 million of subsequent net residential proceeds to fund construction costs, or to reimburse the Company for construction costs previously expended. As of December 31, 2012, CityCenter had received net residential proceeds in excess of the $124 million and is holding $112 million in a separate bank account representing the remaining condo proceeds available to fund completion guarantee obligations or be reimbursed to the Company. In accordance with CityCenter's credit agreement and bond indentures such amounts can only be used to fund construction lien obligations or reimbursed to the Company once the Perini litigation is settled.

        As of December 31, 2012, the Company has funded $692 million under the completion guarantee and has accrued a liability of $28 million which includes estimated litigation costs related to the resolution of disputes with contractors concerning the final construction costs and estimated amounts to be paid to contractors through the legal process related to the Perini litigation. The Company's estimated obligation has been offset by the portion of the condo proceeds received by CityCenter estimated to be used to settle construction lien claims upon the resolution of the Perini litigation but has not been offset by the remaining amount that it currently estimates it will be reimbursed from condo proceeds that have been received by CityCenter. Also, the Company's accrual reflects certain estimated offsets to the amounts claimed by the contractors. CityCenter has reached settlement agreements with all but seven of Perini's first-tier subcontractors. However, significant disputes remain with the general contractor and the remaining subcontractors. Amounts claimed by such parties exceed amounts included in the Company's completion guarantee accrual by approximately $154 million, as such amounts exceed the Company's best estimate of its liability. Moreover, the Company has not accrued for any contingent payments to CityCenter related to the Harmon Hotel & Spa component, which will not be completed using the building as it now stands.

        Harmon demolition. In response to a request by the Clark County Building Division (the "Building Division"), CityCenter engaged an engineer to conduct an analysis, based on all available information, as to the structural stability of the Harmon under building-code-specified load combinations. On July 11, 2011, that engineer submitted the results of his analysis of the Harmon tower and podium in its current as-built condition. The engineer opined, among other things, that "[i]n a code-level earthquake, using either the permitted or current code specified loads, it is likely that critical structural members in the tower will fail and become incapable of supporting gravity loads, leading to a partial or complete collapse of the tower. There is missing or misplaced reinforcing steel in columns, beams, shear walls, and transfer walls throughout the structure of the tower below the twenty-first floor." Based on this engineering opinion, the Building Division requested a plan of action from CityCenter. CityCenter informed the Building Division it decided to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake by demolishing the building, and enclosed a plan of action for demolition by implosion prepared by LVI Environmental Services of Nevada, Inc ("LVI"). CityCenter also advised that prior to undertaking the demolition plan of action, it would seek relief from a standing order of the district court judge presiding over the Perini litigation that prohibits alteration or destruction of the building without court approval. In addition, CityCenter supplied the foundational data for the engineering conclusions stated in the July 11, 2011 letter declaring the Harmon's structural instability in the event of a code-level earthquake. On November 22, 2011, the Building Division required that CityCenter submit a plan to abate the code deficiencies discovered in the Harmon tower.

        In December 2011, CityCenter resubmitted to the Building Division the plan of abatement action prepared by LVI which was first submitted on August 15, 2011, and met with the Building Division about the requirements necessary to obtain demolition permits and approvals. The timing of the demolition of the Harmon is subject to rulings in the Perini litigation, as discussed above.

        The Company does not believe it would be responsible for funding under the completion guarantee any additional remediation efforts that might be required with respect to the Harmon; however, the Company's view is based on a number of developing factors, including with respect to on-going litigation with CityCenter's contractors, actions by local officials and other developments related to the CityCenter venture, all of which are subject to change. CityCenter's revolving credit facility provides that certain demolition or repair expenses may be funded only from (i) member contributions designated for demolition of the Harmon, (ii) the proceeds of certain specified extraordinary receipts (which include any proceeds from the Perini litigation) or (iii) cash or cash equivalents in an amount not to exceed $30 million in the aggregate. Based on current estimates, which are subject to change, the Company believes the demolition of the Harmon would cost approximately $32 million.

        Sales and use tax on complimentary meals. In March 2008, the Nevada Supreme Court ruled, in a case involving another gaming company, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from use tax. The Company had previously paid use tax on these items and has generally filed for refunds for the periods from January 2001 to February 2008 related to this matter. The Company is claiming the exemption on sales and use tax returns for periods after February 2008 in light of this Nevada Supreme Court decision and has not accrued or paid any sales or use tax for those periods. In February 2012, the Nevada Department of Taxation asserted that customer complimentary meals and employee meals are subject to sales tax on a prospective basis commencing February 15, 2012. In July 2012, the Nevada Department of Taxation announced that sales taxes applicable to such meals are due and payable without penalty or interest at the earlier of certain regulatory, judicial or legislative events or June 30, 2013. The Nevada Department of Taxation's position stems from a Nevada Tax Commission decision concerning another gaming company which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The other gaming company filed in Clark County District Court a petition for judicial review of the Nevada Tax Commission decision and the court recently issued a ruling in such case holding that complementary meals provided to customers were subject to sales tax, while meals provided to employees were not subject to sales tax. This decision has been appealed to the Nevada Supreme Court. The Company continues to disagree with the Nevada Department of Taxation assertions. Based on an analysis of the facts and circumstances as of the date of these financial statements, the Company does not believe it is probable it will incur a liability with respect to such assertions. Any reasonably possible range of loss would not be material to the Company's financial statements as of December 31, 2012.

        Cotai land concession contract. On October 18, 2012, MGM Grand Paradise formally accepted the terms and conditions of a land concession contract from the government of Macau to develop a resort and casino on an approximately 17.8 acre site in Cotai, Macau. The land concession contract became effective on January 9, 2013 when the Macau government published the agreement in the Official Gazette of Macau and has an initial term of 25 years. The land premium payable to the Macau government for the land concession contract is approximately $161 million and is composed of a down payment and eight additional semi-annual payments. In October 2012, MGM China paid approximately $56 million as the initial down payment of the contract premium. Including interest on the eight semi-annual payments, MGM China has approximately $118 million remaining payable for the land concession contract. In addition, MGM Grand Paradise is required to pay the Macau government approximately $269,000 per year in rent during the course of development of the land and approximately $681,000 per year in rent once the development is completed. The annual rent is subject to review by the Macau government every five years.

        Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company's senior credit facility limits the amount of letters of credit that can be issued to $500 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At December 31, 2012, the Company had provided $37 million of total letters of credit. At December 31, 2012, MGM China had provided approximately $39 million of guarantees under its credit facility.

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

        Stock offering. In October 2010, the Company issued 40.9 million shares of its common stock for total net proceeds to the Company of $512 million. Concurrently with the Company's issuance, Tracinda sold approximately 27.8 million shares of the Company's common stock. The Company did not receive any proceeds from the sale of such common stock by Tracinda. In November 2010, the underwriter exercised its ability to purchase an additional 6.1 million shares from the Company and 4.2 million shares from Tracinda to cover overallotments, with net proceeds to the Company of approximately $77 million. Proceeds from the common stock offering were used to repay outstanding amounts under the Company's senior credit facility and for general corporate purposes.

        Stock repurchases. Share repurchases are only conducted under repurchase programs approved by the Board of Directors and publicly announced. At December 31, 2012, the Company had 20 million shares available for repurchase under the May 2008 authorization, subject to limitations under the Company's agreements governing its long-term indebtedness. The Company did not repurchase any shares during 2012, 2011 or 2010.

        MGM China dividend. MGM China paid an approximately $400 million special dividend in March 2012, of which approximately $204 million remained within the consolidated entity and approximately $196 million was distributed to noncontrolling interests. In February 2013, MGM China's Board of Directors declared a dividend of approximately $500 million which will be paid to shareholders of record as of March 11, 2013, and distributed on or about March 18, 2013. The Company will receive approximately $255 million, representing 51% of such dividend.

NOTE 13 — NONCONTROLLING INTERESTS

        As discussed in Note 3, the Company became the controlling shareholder of MGM China and began consolidating the financial position of MGM China in its financial statements as of June 3, 2011. The noncontrolling interests in MGM China and other minor subsidiaries are presented as a separate component of stockholders' equity in the Company's consolidated balance sheets, and the net income attributable to noncontrolling interests is presented on the Company's consolidated statements of operations. Net income attributable to noncontrolling interests was $151 million for the year ended December 31, 2012 and $120 million for the year ended December 31, 2011.

NOTE 14 — STOCK-BASED COMPENSATION

        2005 Omnibus Incentive Plan. The Company's omnibus incentive plan, as amended (the "Omnibus Plan"), allows it to grant stock options, stock appreciation rights ("SARs"), restricted stock units ("RSUs"), performance share units ("PSUs") and other stock-based awards to eligible directors, officers and employees of the Company and its subsidiaries. The Omnibus Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. The Committee has discretion under the Omnibus Plan regarding which type of awards to grant, the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:

  •
  As amended, the Omnibus Plan allows for the issuance of up to 35 million shares or share-based awards; and

  •
  For stock options and SARs, the exercise price of the award must be at least equal to the fair market value of the stock on the date of grant and the maximum term of such an award is 10 years.

        Stock options and SARs granted under all plans generally have terms of either seven or ten years, and in most cases vest in either four or five equal annual installments. RSUs granted vest ratably over four years, a portion of which are subject to achievement of a performance target based on operational results compared to budget in order for such RSUs to be eligible to vest. Expense is recognized primarily on a straight-line basis over the vesting period of the awards net of estimated forfeitures. Estimated forfeitures are updated periodically with actual forfeitures recognized currently to the extent they differ from the estimate.

        PSUs granted vest subject to a market condition, in which a percentage of the target award granted vests based on the performance of the Company's stock price in relation to the target price at the end of a three year performance period. Specifically, the ending average stock price must equal the target price, which is defined as 125% of the beginning average stock price, in order for the target award to vest. No shares are issued unless the ending average stock price is at least 60% of the target price, and the maximum payout is capped at 160% of the target award. If the ending average stock price is at least 60% or more of the target price, then the amount of units granted in the target award is multiplied by the stock performance multiplier. The stock performance multiplier equals the ending average stock price divided by the target price. For this purpose, the target and ending prices are based on the average closing price of the Company's common stock over the 60 calendar day periods ending on the grant date and the third anniversary of the grant date. Expense is recognized on a graded basis over the performance period beginning on the date of grant. Estimated forfeitures are updated periodically with actual forfeitures recognized currently to the extent they differ from the estimate.

        As of December 31, 2012, the Company had an aggregate of approximately 13 million shares of common stock available for grant as share-based awards under the Omnibus Plan. A summary of activity under the Company's share-based payment plans for the year ended December 31, 2012 is presented below:

Stock options and stock appreciation rights ("SARs")

	Units (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	30,320	$20.18
Granted	2,601	10.33
Exercised	(888)	11.82
Forfeited or expired	(9,104)	32.35

Outstanding at December 31, 2012	22,929	14.44	3.50	$31,762

Vested and expected to vest at December 31, 2012	22,425	14.71	3.42	$30,885

Exercisable at December 31, 2012	15,054	16.60	2.44	$16,706

        As of December 31, 2012, there was a total of $38 million of unamortized compensation related to stock options and SARs expected to vest, which is expected to be recognized over a weighted-average period of 1.6 years.

Restricted stock units ("RSUs")

	Units (000's)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2012	1,181	$11.15
Granted	814	10.20
Vested	(445)	12.61
Forfeited	(126)	10.94

Nonvested at December 31, 2012	1,424	10.17

        As of December 31, 2012, there was a total of $12 million of unamortized compensation related to RSUs which is expected to be recognized over a weighted-average period of 1.8 years.

Performance share units ("PSUs")

	Units (000's)	Weighted Average Grant-Date Fair Value	Weighted Average Target Price
Nonvested at January 1, 2012	-	$-	$-
Granted	700	10.03	13.37
Forfeited	(12)	10.03	13.37

Nonvested at December 31, 2012	688	10.03	13.37

        As of December 31, 2012, there was a total of $6 million of unamortized compensation related to PSUs which is expected to be recognized over a weighted-average period of 2.8 years.

        The following table includes additional information related to stock options, SARs and RSUs:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Intrinsic value of share-based awards exercised or RSUs vested	$6,451	$4,841	$4,377
Income tax benefit from share-based awards exercised or RSUs vested	2,236	1,675	1,521

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

        As of December 31, 2012, MGM China had an aggregate of approximately 1 billion shares of options available for grant as share-based awards. A summary of activity under the MGM China Plan for the year ended December 31, 2012 is presented below:

Stock options

	Units (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	19,260	$1.99
Granted	955	1.78
Forfeited or expired	(980)	2.01

Outstanding at December 31, 2012	19,235	1.98	8.34	$706

Vested and expected to vest at December 31, 2012	18,502	1.98	8.34	$677

Exercisable at December 31, 2012	4,570	1.99	8.31	$129

        As of December 31, 2012, there was a total of $14 million of unamortized compensation related to stock options expected to vest, which is expected to be recognized over a weighted-average period of 2.5 years.

        Recognition of compensation cost. Compensation cost for both the Omnibus Plan and MGM China Plan was recognized as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Compensation cost
Omnibus Plan	$37,588	$41,103	$40,247
MGM China Plan	5,840	3,176	-

Total compensation cost	43,428	44,279	40,247
Less: Reimbursed costs and other	(3,868)	(4,572)	(5,259)

Compensation cost recognized as expense	39,560	39,707	34,988
Less: Related tax benefit	(1,660)	(12,712)	(12,162)

Compensation expense, net of tax benefit	$37,900	$26,995	$22,826

        Compensation cost for SARs granted under the Omnibus Plan is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	65%	72%	71%
Expected term	5.0 yrs.	4.9 yrs.	4.8 yrs.
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.7%	1.0%	1.9%
Weighted-average fair value of SARs granted	$5.60	$5.29	$6.91

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

        Compensation cost for PSUs granted under the Omnibus Plan is based on the fair value of each award, measured by applying a Monte Carlo simulation method on the date of grant, using the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	49%	NA	NA
Expected term	3.0 yrs.	NA	NA
Expected dividend yield	0%	NA	NA
Risk-free interest rate	0.4%	NA	NA
Weighted-average fair value of PSUs granted	$10.03	NA	NA

        Expected volatility is based in part on historical volatility and in part on implied volatility based on traded options on the Company's stock. The expected term is equal to the three year performance period. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

        Compensation cost for stock options granted under the MGM China Plan is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	60%	60%	NA
Expected term	8.0 yrs.	8.0 yrs.	NA
Expected dividend yield	0%	0%	NA
Risk-free interest rate	2.1%	2.1%	NA
Weighted-average fair value of options granted	$1.13	$1.26	NA

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

		Pension Protection Act Zone Status (1)
				Expiration Date of Collective Bargaining Agreements (2)
	EIN/Pension Plan Number
PensionFund		2011	2010
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617/001	Green	Green	5/31/13 - 11/12/14
(1)
The trustees of the Pension Plan have elected to apply the extended amortization and the special ten year asset smoothing rules under the Pension Relief Act of 2010.
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

        Contributions to the Company's multiemployer pension plans and other multiemployer benefit plans were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Multiemployer Pension Plans
Southern Nevada Culinary and Bartenders Pension Plan	$35,556	$31,476	$28,392
Other pension plans not individually significant	8,083	7,812	7,485

Total multiemployer pension plans	$43,639	$39,288	$35,877

Multiemployer Benefit Plans Other Than Pensions
UNITE HERE Health	$162,453	$160,270	$159,757
Other	14,172	13,608	11,175

Total multiemployer benefit plans other than pensions	$176,625	$173,878	$170,932

        Hours worked in 2012 increased approximately 1% compared to 2011 and the contribution rate to the Pension Plan increased in mid 2012 as defined under the collective bargaining agreements. Hours worked in 2011 were flat compared to 2010; however, the contribution rate to the Pension Plan increased in mid 2011. Bellagio, Aria, Mandalay Bay and MGM Grand were listed in the Pension Plan's Forms 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2011 and 2010. At the date the financial statements were issued, Form 5500 was not available for the plan year ending in 2012. No surcharges were imposed on the Company's contributions to any of the plans.

        Self insurance. The Company is self-insured for most health care benefits and workers compensation for its non-union employees. The liability for health care claims filed and estimates of claims incurred but not reported was $22 million and $23 million at December 31, 2012 and 2011, respectively. The workers compensation liability for claims filed and estimates of claims incurred but not reported was $40 million and $27 million as of December 31, 2012 and 2011, respectively. Both liabilities are included in "Other accrued liabilities."

        Retirement savings plans. The Company has retirement savings plans under Section 401(k) of the IRC for eligible employees. The plans allow employees to defer, within prescribed limits, up to 30% of their income on a pre-tax basis through contributions to the plans. The Company suspended its matching contributions to the plan in 2009, though certain employees at MGM Grand Detroit and Four Seasons were still eligible for matching contributions. The Company reinstated a more limited 401(k) company contribution in 2011 and will continue to monitor the plan contributions as the economy changes. In the case of certain union employees, the Company contributions to the plan are based on hours worked. The Company recorded charges for 401(k) contributions of $12 million, $10 million and $3 million in 2012, 2011 and 2010, respectively.

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

        MGM China. MGM China contributes to a retirement plan as part of an employee benefits package for eligible employees. Contributions to the retirement plan were $4 million and $2 million for the year ended December 31, 2012 and for the period June 3, 2011 through December 31, 2011, respectively.

NOTE 16 — PROPERTY TRANSACTIONS, NET

        Property transactions, net consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Borgata investment impairment	$65,000	$61,962	$128,395
Las Vegas Strip land impairment	366,406	-	-
Atlantic City land impairment	166,569	-	-
Grand Victoria investment impairment	85,009	-	-
Silver Legacy investment impairment	-	22,966	-
CityCenter investment impairment	-	-	1,313,219
Circus Circus Reno impairment	-	79,658	-
Other property transactions, net	25,065	14,012	9,860

	$708,049	$178,598	$1,451,474

        Borgata. The Company has recorded impairment charges related to its investment in Borgata in each of the three years ended December 31, 2012, 2011, and 2010.

        In 2010, the Company recorded an impairment charge of approximately $128 million as of September 30, 2010 which decreased the carrying value of its investment in Borgata to approximately $250 million. The impairment charge was based on an offer received from a potential buyer at that time and authorized by the Company's Board of Directors. The Company ultimately did not reach final agreement with such buyer.

        In 2011, the Company determined that it was necessary to record an other-than-temporary impairment charge of $62 million as of December 31, 2011 using an estimated fair value for its investment of $185 million based on a discounted cash flow analysis. Key assumptions included in such analysis include management's estimates of future cash flows, including outflows for capital expenditures, an appropriate discount rate, and long-term growth rate. At the time, there was significant uncertainty surrounding Borgata's future operating results, primarily due to the planned opening of a major new resort in the Atlantic City market during 2012 and other additional competition expected in surrounding markets. As a result, for purposes of this analysis, management reflected a decrease in forecasted cash flows in 2012 and 2013. Also, management used a long-term growth rate of 3% and a discount rate of 10.5%, which it believes appropriately reflects risk associated with the estimated cash flows.

        In 2012, the Company determined that it was necessary to record an additional other-than-temporary impairment charge of $65 million as of December 31, 2012 using an estimated fair value for its investment of $120 million based on a discounted cash flow analysis. Borgata's 2012 operating results did not meet previous forecasts. While 2012 results for Borgata were significantly impacted by hurricane Sandy, management believes the challenging environment in Atlantic City will continue and has lowered 2013 estimates below what was previously forecasted. Also, the Company used a long-term growth rate of 2.5% and a discount rate of 10.5%, which it believes appropriately reflects risk associated with the estimated cash flows. This analysis is sensitive to management assumptions, and increases or decreases in these assumptions would have a material impact on the analysis.

        Las Vegas Strip land. The Company owns 33.5 acres on the north end of the Las Vegas Strip which it has been holding for future development. The Company has focused its development efforts on other jurisdictions, which led to the Company reviewing its significant development land holdings for impairment indicators. Due to the Company's focus on future development outside of the Las Vegas area, the Company does not believe it is likely it will recover the carrying value of our 33.5 acres of land on the north end of the Las Vegas Strip on an undiscounted basis. Therefore, the Company recorded an impairment charge of $366 million as of December 31, 2012 based on an estimated fair value of $214 million for the land. We determined fair value of the land using a market approach based on assessment of comparable land sales in Las Vegas (using Level 2 and Level 3 hierarchy fair value inputs) adjusted for size and location factors based on comparisons to the Company's land.

        Atlantic City land. The Company owns two sites for a total of approximately 86 acres in Atlantic City which it has been holding for future development. Due to the Company's focus on future development outside Atlantic City, the continued deterioration of the Atlantic City market and the initial underperformance of a new resort that opened in 2012, the Company does not believe it is likely it will recover the carrying value of this land on an undiscounted basis. Therefore, the Company recorded an impairment charge of $167 million as of December 31, 2012 based on an estimated fair value of $125 million for the land. We determined fair value of the land using a market approach based on assessment of comparable land sales in Atlantic City (using Level 2 and Level 3 fair value hierarchy inputs), adjusted for size and location factors based on comparisons to the Company's land.

        Unconsolidated affiliates. See Note 6 for additional information related to the Grand Victoria, Silver Legacy and CityCenter investment impairment charges.

        Circus Circus Reno. At September 30, 2011 the Company reviewed the carrying value of its Circus Circus Reno long-lived assets for impairment using revised operating forecasts developed by management for that resort in the third quarter of 2011. Due to the then current and forecasted market conditions and results of operations through September 30, 2011 being lower than previous forecasts, the Company recorded a non-cash impairment charge of $80 million in the third quarter of 2011 in "Property transactions, net," primarily related to a write-down of Circus Circus Reno's long-lived assets. The Company's discounted cash flow analysis for Circus Circus Reno included estimated future cash inflows from operations and estimated future cash outflows for capital expenditures utilizing an estimated pre-tax discount rate of 16.5% and a long-term growth rate of 2%.

        Other. Other property transactions in 2012 include write-downs related to the remodeling of the theatre at Mandalay Bay, the renovation of the IMAX theatre at Luxor and various other miscellaneous asset disposals and demolition costs. Other property transactions in 2011 include the write-off of $5 million of goodwill related to Railroad Pass. Other property transactions in 2010 include the write-off of various abandoned construction projects.

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

        The Company's management utilizes Adjusted Property EBITDA as the primary profit measure for its reportable segments. Adjusted Property EBITDA is a non-GAAP measure defined as Adjusted EBITDA before corporate expense and stock compensation expense related to the MGM Resorts stock option plan, which are not allocated to the reportable segments. MGM China recognizes stock compensation expense related to its stock compensation plan which is included in the calculation of Adjusted EBITDA for MGM China. Adjusted EBITDA is a non-GAAP measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses, property transactions, net, and the gain on the MGM China transaction.

        The following tables present the Company's segment information:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net Revenues:
Wholly owned domestic resorts	$5,932,791	$5,892,902	$5,634,350
MGM China	2,807,676	1,534,963	-

Reportable segment net revenues	8,740,467	7,427,865	5,634,350
Corporate and other	420,377	421,447	421,651

	$9,160,844	$7,849,312	$6,056,001

Adjusted EBITDA:
Wholly owned domestic resorts	$1,325,220	$1,298,116	$1,165,413
MGM China	679,345	359,686	-

Reportable segment Adjusted Property EBITDA	2,004,565	1,657,802	1,165,413
Corporate and other	(286,166)	(101,233)	(235,200)

	1,718,399	1,556,569	930,213
Other operating income (expense):
Preopening and start-up expenses	(2,127)	316	(4,247)
Property transactions, net	(708,049)	(178,598)	(1,451,474)
Gain on MGM China transaction	-	3,496,005	-
Depreciation and amortization	(927,697)	(817,146)	(633,423)

Operating income (loss)	80,526	4,057,146	(1,158,931)

Non-operating income (expense):
Interest expense, net	(1,116,358)	(1,086,832)	(1,113,580)
Non-operating items from unconsolidated affiliates	(90,020)	(119,013)	(108,731)
Other, net	(608,361)	(19,670)	165,217

	(1,814,739)	(1,225,515)	(1,057,094)

Income (loss) before income taxes	(1,734,213)	2,831,631	(2,216,025)
Benefit for income taxes	117,301	403,313	778,628

Net income (loss)	(1,616,912)	3,234,944	(1,437,397)
Less: Net income attributable to noncontrolling interests	(150,779)	(120,307)	-

Net income (loss) attributable to MGM Resorts International	$(1,767,691)	$3,114,637	$(1,437,397)

	At December 31,
	2012	2011
Total assets:	(In thousands)
Wholly owned domestic resorts	$13,442,067	$14,237,132
MGM China	9,097,845	9,040,344

Reportable segment total assets	22,539,912	23,277,476
Corporate and other	3,744,826	4,488,800

	$26,284,738	$27,766,276

	Year Ended December 31,
	2012	2011	2010
Capital expenditures:	(In thousands)
Wholly owned domestic resorts	$258,519	$235,638	$147,317
MGM China	80,018	26,649	-

Reportable segment capital expenditures	338,537	262,287	147,317
Corporate and other	84,226	38,957	60,174

	$422,763	$301,244	$207,491

NOTE 18 — RELATED PARTY TRANSACTIONS

  CityCenter

        Management agreements. The Company and CityCenter have entered into agreements whereby the Company is responsible for management of the operations of CityCenter for a fee of 2% of revenue and 5% of EBITDA (as defined) for Aria and Vdara and $3 million per year for Crystals. The Company earned fees of $32 million, $33 million and $20 million for the years ended December 31, 2012, 2011 and 2010. The Company is being reimbursed for certain costs in performing its development and management services. During the years ended December 31, 2012, 2011 and 2010 the Company incurred $355 million, $346 million and $354 million, respectively, of costs reimbursable by the joint venture, primarily for employee compensation and certain allocated costs. As of December 31, 2012 and 2011, CityCenter owed the Company $50 million and $49 million, respectively, for management services and reimbursable costs.

        Other agreements. The Company owns OE Pub, LLC, which leases retail space in Crystals. The Company recorded $1 million of expense related to the lease agreement in each of the years ended December 31, 2012, 2011 and 2010. The Company entered into an agreement with CityCenter whereby the Company provides CityCenter the use of its aircraft on a time sharing basis. CityCenter is charged a rate that is based on Federal Aviation Administration regulations, which provides for reimbursement for specific costs incurred by the Company. During the years ended December 31, 2012, 2011 and 2010, the Company was reimbursed $3 million, $3 million and $4 million, respectively, for aircraft related expenses. The Company has certain other arrangements with CityCenter for the provision of certain shared services, reimbursement of costs and other transactions undertaken in the ordinary course of business.

  MGM China

        Ms. Pansy Ho is member of the board of directors of, and holds a minority ownership interest in, MGM China. Ms. Pansy Ho is also the managing director of Shun Tak Holdings Limited (together with its subsidiaries "Shun Tak"), a leading conglomerate in Hong Kong with core businesses in transportation, property, hospitality and investments. Shun Tak provides various services and products, including ferry tickets, travel products, rental of hotel rooms, laundry services, advertising services and property cleaning services to MGM China and MGM China provides rental of hotel rooms at wholesale room rates to Shun Tak and receives rebates for ferry tickets from Shun Tak. MGM China incurred expenses of $13 million and $9 million for the year ended December 31, 2012 and for the period from June 3, 2011 through December 31, 2011, respectively. MGM China recorded revenue of less than $1 million related to hotel rooms provided to Shun Tak for the year ended December 31, 2012 and for the period from June 3, 2011 through December 31, 2011, respectively. As of December 31, 2012 and 2011, MGM China did not have a material payable to or receivable from Shun Tak.

        In connection with the MGM China IPO, MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., "MGM Branding and Development"), an entity included in the Company's consolidated financial statements in which Ms. Pansy Ho indirectly holds a noncontrolling interest, entered into a brand license agreement with MGM China. MGM China pays a license fee to MGM Branding and Development equal to 1.75% of MGM China's consolidated net revenue, subject to an annual cap of $25 million for the initial year of the agreement, prorated to $15 million for the portion of 2011 subsequent to the date of the IPO. The annual cap increases by 20% per annum for each subsequent calendar year during the term of the agreement, and was subject to a $30 million cap in 2012. During the year ended December 31, 2012 and during the period from June 3, 2011 through December 31, 2011, MGM China incurred total license fees equal to the respective cap for each annual period. Such amounts have been eliminated in consolidation.

        MGM China also entered into a development services agreement with MGM Branding and Development to provide certain development services to MGM China in connection with future expansion of existing projects and development of future resort gaming projects. Such services are subject to a development fee which is calculated separately for each resort casino property upon commencement of development. For each such property, the fee is 2.625% of project costs, to be paid in installments as certain benchmarks are achieved. Project costs are the total costs incurred for the design, development and construction of the casino, casino hotel, integrated resort and other related sites associated with each project, including costs of construction, fixtures and fittings, signage, gaming and other supplies and equipment and all costs associated with the opening of the business to be conducted at each project but excluding the cost of land and gaming concessions and financing costs. The development fee is subject to an annual cap of $20 million per annum for the initial financial year of each project, which amount shall increase by 10% per annum for each succeeding financial year during the term of the agreement. For the year ended December 31, 2012, MGM China incurred $6 million of fees to MGM Branding and Development related to development services. Such amount is eliminated in consolidation.

        An entity owned by Ms. Pansy Ho received distributions of $11 million and $4 million during the years ended December 31, 2012 and 2011 in connection with the ownership of a noncontrolling interest in MGM Branding and Development Holdings, Ltd.

  Convertible notes

        In June 2011, the Company sold $300 million in aggregate principal amount of the Company's 4.25% convertible senior notes due 2015 to an indirect wholly owned subsidiary of Ms. Pansy Ho. See Note 9 for additional information related to the convertible notes.

NOTE 19 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION

        The Company's domestic subsidiaries, excluding certain minor subsidiaries, its domestic insurance subsidiaries and MGM Grand Detroit, LLC and its subsidiaries, have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility and the outstanding debt securities. The Company's international subsidiaries, including MGM China, are not guarantors of such indebtedness. The Company has corrected certain prior year amounts in the current year's presentation to properly reflect the Company's investment in its proportionate share of subsidiaries' net assets, which had previously reflected the entire share of subsidiaries' net assets and to properly reflect the other non-current assets, allocations of income tax and presentation of intercompany balances between the parent and the subsidiaries as required by Regulation S-X, Rule 3-10. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of December 31, 2012 and December 31, 2011 and for the years ended December 31, 2012, 2011 and 2010 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$438,878	$891,826	$1,176,844	$(456)	$2,507,092
Property and equipment, net	-	12,881,152	1,325,472	(11,972)	14,194,652
Investments in subsidiaries	19,785,312	4,077,228	-	(23,862,540)	-
Investments in and advances to unconsolidated affiliates	-	1,437,151	7,396	-	1,444,547
Other non-current assets	163,372	541,634	7,433,441	-	8,138,447

	$20,387,562	$19,828,991	$9,943,153	$(23,874,968)	$26,284,738

Current liabilities	$272,138	$989,864	$672,125	$(8,456)	$1,925,671
Intercompany accounts	960,610	(983,288)	22,678	-	-
Deferred income taxes	2,222,823	-	251,066	-	2,473,889
Long-term debt	12,432,581	155,413	1,001,289	-	13,589,283
Other long-term obligations	133,862	45,303	714	-	179,879

Total liabilities	16,022,014	207,292	1,947,872	(8,456)	18,168,722

MGM Resorts International stockholders' equity	4,365,548	19,621,699	4,244,813	(23,866,512)	4,365,548
Noncontrolling interests	-	-	3,750,468	-	3,750,468

Total stockholders' equity	4,365,548	19,621,699	7,995,281	(23,866,512)	8,116,016

	$20,387,562	$19,828,991	$9,943,153	$(23,874,968)	$26,284,738

 CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$889,748	$972,309	$951,414	$(751)	$2,812,720
Property and equipment, net	-	13,567,922	1,310,694	(11,972)	14,866,644
Investments in subsidiaries	20,336,482	4,135,039	-	(24,471,521)	-
Investments in and advances to unconsolidated affiliates	-	1,628,420	7,152	-	1,635,572
Other non-current assets	146,515	658,089	7,646,736	-	8,451,340

	$21,372,745	$20,961,779	$9,915,996	$(24,484,244)	$27,766,276

Current liabilities	$280,232	$950,724	$514,559	$(751)	$1,744,764
Intercompany accounts	334,454	(377,756)	43,302	-	-
Deferred income taxes	2,237,628	-	264,468	-	2,502,096
Long-term debt	12,310,634	157,221	1,002,312	-	13,470,167
Other long-term obligations	123,219	43,300	508	-	167,027

Total liabilities	15,286,167	773,489	1,825,149	(751)	17,884,054

MGM Resorts International stockholders' equity	6,086,578	20,188,290	4,295,203	(24,483,493)	6,086,578
Noncontrolling interests	-	-	3,795,644	-	3,795,644

Total stockholders' equity	6,086,578	20,188,290	8,090,847	(24,483,493)	9,882,222

	$21,372,745	$20,961,779	$9,915,996	$(24,484,244)	$27,766,276

 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$-	$5,782,523	$3,379,891	$(1,570)	$9,160,844
Equity in subsidiaries' earnings	(210,934)	220,354	-	(9,420)	-
Expenses:
Casino and hotel operations	7,623	3,615,288	2,299,941	(1,570)	5,921,282
General and administrative	7,101	1,025,028	207,645	-	1,239,774
Corporate expense	66,285	168,863	7,859	(8,000)	235,007
Preopening and start-up expenses	-	1,486	641	-	2,127
Property transactions, net	-	704,762	3,287	-	708,049
Depreciation and amortization	-	519,074	408,623	-	927,697

	81,009	6,034,501	2,927,996	(9,570)	9,033,936

Income (loss) from unconsolidated affiliates	-	(46,443)	61	-	(46,382)

Operating income (loss)	(291,943)	(78,067)	451,956	(1,420)	80,526
Interest expense, net of amounts capitalized	(1,053,692)	(10,986)	(51,680)	-	(1,116,358)
Other, net	(526,606)	(137,201)	(34,574)	-	(698,381)

Income (loss) before income taxes	(1,872,241)	(226,254)	365,702	(1,420)	(1,734,213)
Benefit for income taxes	104,550	1,892	10,859	-	117,301

Net income (loss)	(1,767,691)	(224,362)	376,561	(1,420)	(1,616,912)
Less: net income attributable to noncontrolling interests	-	-	(150,779)	-	(150,779)

Net income (loss) attributable to MGM Resorts International	$(1,767,691)	$(224,362)	$225,782	$(1,420)	$(1,767,691)

Net income (loss)	$(1,767,691)	$(224,362)	$376,561	$(1,420)	$(1,616,912)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	8,770	8,770	17,124	(17,540)	17,124
Other	(445)	(445)	-	445	(445)

Other comprehensive income	8,325	8,325	17,124	(17,095)	16,679

Comprehensive income (loss)	(1,759,366)	(216,037)	393,685	(18,515)	(1,600,233)
Less: comprehensive income attributable to noncontrolling interests	-	-	(159,133)	-	(159,133)

Comprehensive income (loss) attributable to MGM Resorts International	$(1,759,366)	$(216,037)	$234,552	$(18,515)	$(1,759,366)

 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(952,653)	$989,144	$872,860	$-	$909,351

Cash flows from investing activities
Capital expenditures, net of construction payable	-	(332,089)	(90,674)	-	(422,763)
Dispositions of property and equipment	-	191	235	-	426
Investments in and advances to unconsolidated affiliates	(46,800)	(7,500)	-	-	(54,300)
Distributions from unconsolidated affiliates in excess of earnings	-	1,723	-	-	1,723
Investments in treasury securities—maturities longer than 90 days	-	(285,469)	-	-	(285,469)
Proceeds from treasury securities—maturities longer than 90 days	-	315,438	-	-	315,438
Other	(1,973)	501	-	-	(1,472)

Net cash used in investing activities	(48,773)	(307,205)	(90,439)	-	(446,417)

Cash flows from financing activities
Net borrowings under bank credit facilities—maturities of 90 days or less	1,331,500	-	447,762	-	1,779,262
Borrowings under bank credit facilities—maturities longer than 90 days	-	-	1,350,000	-	1,350,000
Repayments under bank credit facilities—maturities longer than 90 days	(1,834,128)	-	(1,800,000)	-	(3,634,128)
Issuance of senior notes	4,100,000	-	-	-	4,100,000
Retirement of senior notes	(4,009,117)	-	-	-	(4,009,117)
Debt issuance costs	(119,197)	-	(41,048)	-	(160,245)
Intercompany accounts	996,462	(685,752)	(310,710)	-	-
Distributions to noncontrolling interest owners	-	-	(206,806)	-	(206,806)
Other	(5,035)	(833)	(57)	-	(5,925)

Net cash provided by (used in) financing activities	460,485	(686,585)	(560,859)	-	(786,959)

Effect of exchange rate on cash	-	-	1,621	-	1,621

Cash and cash equivalents
Net increase (decrease) for the period	(540,941)	(4,646)	223,183	-	(322,404)
Balance, beginning of period	795,326	230,888	839,699	-	1,865,913

Balance, end of period	$254,385	$226,242	$1,062,882	$-	$1,543,509

 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$-	$5,745,417	$2,106,195	$(2,300)	$7,849,312
Equity in subsidiaries' earnings	3,899,017	3,761,538	-	(7,660,555)	-
Expenses:
Casino and hotel operations	10,030	3,610,357	1,408,274	(2,300)	5,026,361
General and administrative	7,613	1,015,923	158,969	-	1,182,505
Corporate expense	69,958	104,457	556	-	174,971
Preopening and start-up expenses	-	(316)	-	-	(316)
Property transactions, net	-	176,063	2,535	-	178,598
Gain on MGM China transaction	-	-	(3,496,005)	-	(3,496,005)
Depreciation and amortization	-	556,538	260,608	-	817,146

	87,601	5,463,022	(1,665,063)	(2,300)	3,883,260

Income (loss) from unconsolidated affiliates	-	(24,096)	115,190	-	91,094

Operating income	3,811,416	4,019,837	3,886,448	(7,660,555)	4,057,146
Interest expense, net of amounts capitalized	(1,023,090)	(18,882)	(44,860)	-	(1,086,832)
Other, net	26,608	(114,842)	(50,449)	-	(138,683)

Income before income taxes	2,814,934	3,886,113	3,791,139	(7,660,555)	2,831,631
Benefit (provision) for income taxes	299,703	(18)	103,628	-	403,313

Net income	3,114,637	3,886,095	3,894,767	(7,660,555)	3,234,944
Less: net income attributable to noncontrolling interests	-	-	(120,307)	-	(120,307)

Net income attributable to MGM Resorts International	$3,114,637	$3,886,095	$3,774,460	$(7,660,555)	$3,114,637

Net income	$3,114,637	$3,886,095	$3,894,767	$(7,660,555)	$3,234,944
Other comprehensive income, net of tax:
Foreign currency translation adjustment	6,316	6,316	11,692	(12,632)	11,692
Other	(37)	(37)	-	37	(37)

Other comprehensive income	6,279	6,279	11,692	(12,595)	11,655

Comprehensive income	3,120,916	3,892,374	3,906,459	(7,673,150)	3,246,599
Less: comprehensive income attributable to noncontrolling interests	-	-	(125,683)	-	(125,683)

Comprehensive income attributable to MGM Resorts International	$3,120,916	$3,892,374	$3,780,776	$(7,673,150)	$3,120,916

 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(716,556)	$918,628	$473,054	$-	$675,126

Cash flows from investing activities
Capital expenditures, net of construction payable	-	(263,469)	(37,775)	-	(301,244)
Dispositions of property and equipment	-	147	201	-	348
Acquisition of MGM China, net of cash paid	-	-	407,046	-	407,046
Investments in and advances to unconsolidated affiliates	(92,200)	(36,648)	-	-	(128,848)
Distributions from unconsolidated affiliates in excess of earnings	-	2,212	-	-	2,212
Investments in treasury securities - maturities longer than 90 days	-	(330,313)	-	-	(330,313)
Proceeds from treasury securities - maturities longer than 90 days	-	330,130	-	-	330,130
Other	-	(643)	-	-	(643)

Net cash provided by (used in) investing activities	(92,200)	(298,584)	369,472	-	(21,312)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	167,391	-	(473,271)	-	(305,880)
Borrowings under bank credit facilities - maturities longer than 90 days	5,826,993	-	1,732,119	-	7,559,112
Repayments under bank credit facilities - maturities longer than 90 days	(5,002,384)	-	(1,350,000)	-	(6,352,384)
Issuance of senior notes	311,415	-	-	-	311,415
Retirement of senior notes	(356,700)	(137,116)	-	-	(493,816)
Intercompany accounts	586,331	(529,578)	(56,753)	-	-
Distributions to noncontrolling interest owners	-	-	(3,768)	-	(3,768)
Other	(1,421)	(1,263)	(73)	-	(2,757)

Net cash provided by (used in) financing activities	1,531,625	(667,957)	(151,746)	-	711,922

Effect of exchange rate on cash	-	-	1,213	-	1,213

Cash and cash equivalents
Net increase (decrease) for the period	722,869	(47,913)	691,993	-	1,366,949
Balance, beginning of period	72,457	278,801	147,706	-	498,964

Balance, end of period	$795,326	$230,888	$839,699	$-	$1,865,913

 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$-	$5,517,086	$538,915	$-	$6,056,001
Equity in subsidiaries' earnings	(1,293,589)	141,178	-	1,152,411	-
Expenses:
Casino and hotel operations	10,684	3,494,995	288,631	-	3,794,310
General and administrative	9,974	1,020,119	98,710	-	1,128,803
Corporate expense	15,734	110,199	(1,692)	-	124,241
Preopening and start-up expenses	-	4,247	-	-	4,247
Property transactions, net	-	1,451,801	(327)	-	1,451,474
Depreciation and amortization	-	592,895	40,528	-	633,423

	36,392	6,674,256	425,850	-	7,136,498

Income (loss) from unconsolidated affiliates	-	(208,099)	129,665	-	(78,434)

Operating income (loss)	(1,329,981)	(1,224,091)	242,730	1,152,411	(1,158,931)
Interest expense	(1,060,511)	(22,512)	(30,557)	-	(1,113,580)
Other, net	160,149	(50,929)	(52,734)	-	56,486

Income (loss) before income taxes	(2,230,343)	(1,297,532)	159,439	1,152,411	(2,216,025)
Benefit (provision) for income taxes	792,946	(9,316)	(5,002)	-	778,628

Net income (loss)	(1,437,397)	(1,306,848)	154,437	1,152,411	(1,437,397)
Less: net income attributable to noncontrolling interests	-	-	-	-	-

Net income (loss) attributable to MGM Resorts International	$(1,437,397)	$(1,306,848)	$154,437	$1,152,411	$(1,437,397)

Net income (loss)	$(1,437,397)	$(1,306,848)	$154,437	$1,152,411	$(1,437,397)
Other comprehensive income, net of tax: Foreign currency translation adjustment	1,706	1,706	1,706	(3,412)	1,706
Other	(70)	(70)	-	70	(70)

Other comprehensive income	1,636	1,636	1,706	(3,342)	1,636

Comprehensive income (loss)	(1,435,761)	(1,305,212)	156,143	1,149,069	(1,435,761)
Less: comprehensive income attributable to noncontrolling interests	-	-	-	-	-

Comprehensive income (loss) attributable to MGM Resorts International	$(1,435,761)	$(1,305,212)	$156,143	$1,149,069	$(1,435,761)

 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(484,388)	$892,739	$95,663	$-	$504,014

Cash flows from investing activities
Capital expenditures, net of construction payable	-	(201,917)	(5,574)	-	(207,491)
Dispositions of property and equipment	-	71,292	6,309	-	77,601
Investments in and advances to unconsolidated affiliates	(553,000)	-	-	-	(553,000)
Distributions from unconsolidated affiliates in excess of earnings	65,563	1,943	67,552	-	135,058
Distributions from cost method investments	-	113,422	-	-	113,422
Investments in treasury securities - maturities longer than 90 days	-	(149,999)	-	-	(149,999)
Other	-	(1,670)	-	-	(1,670)

Net cash provided by (used in) investing activities	(487,437)	(166,929)	68,287	-	(586,079)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	(2,098,198)	-	212,119	-	(1,886,079)
Borrowings under bank credit facilities - maturities longer than 90 days	8,068,342	-	1,417,881	-	9,486,223
Repayments under bank credit facilities - maturities longer than 90 days	(9,177,860)	-	(1,630,000)	-	(10,807,860)
Issuance of senior notes	2,489,485	-	-	-	2,489,485
Retirement of senior notes	(857,523)	(296,956)	-	-	(1,154,479)
Debt issue costs	(106,831)	-	-	-	(106,831)
Issuance of common stock in public offering, net	588,456	-	-	-	588,456
Intercompany accounts	502,553	(412,171)	(90,382)	-	-
Capped call transactions	(81,478)	-	-	-	(81,478)
Other	(1,280)	(1,268)	(67)	-	(2,615)

Net cash used in financing activities	(674,334)	(710,395)	(90,449)	-	(1,475,178)

Cash and cash equivalents
Net increase (decrease) for the period	(1,646,159)	15,415	73,501	-	(1,557,243)
Balance, beginning of period	1,718,616	263,386	74,205	-	2,056,207

Balance, end of period	$72,457	$278,801	$147,706	$-	$498,964

NOTE 20 — SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except for per share amounts)
2012
Net revenues	$2,287,590	$2,323,765	$2,254,978	$2,294,511	$9,160,844
Operating income (loss)	192,606	175,375	137,401	(424,856)	80,526
Net loss	(203,307)	(70,434)	(154,674)	(1,188,497)	(1,616,912)
Net loss attributable to MGM Resorts International	(217,253)	(145,452)	(181,159)	(1,223,827)	(1,767,691)
Basic loss per share	$(0.44)	$(0.30)	$(0.37)	$(2.50)	$(3.62)
Diluted loss per share	$(0.44)	$(0.30)	$(0.37)	$(2.50)	$(3.62)
2011
Net revenues	$1,512,851	$1,805,985	$2,233,587	$2,296,889	$7,849,312
Operating income	169,705	3,683,760	112,574	91,107	4,057,146
Net income (loss)	(89,871)	3,450,691	(106,575)	(19,301)	3,234,944
Net income (loss) attributable to MGM Resorts International	(89,871)	3,441,985	(123,786)	(113,691)	3,114,637
Basic income (loss) per share	$(0.18)	$7.04	$(0.25)	$(0.23)	$6.37
Diluted income (loss) per share	$(0.18)	$6.22	$(0.25)	$(0.23)	$5.62

        Because income per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters does not equal the total income (loss) per share amounts for the year. The following sections list certain items affecting comparability of quarterly results and related per share amounts. Additional information related to these items is included elsewhere in the notes to the accompanying financial statements.

        2012 items affecting comparability are as follows:

  •
  First Quarter.  The Company recorded a loss on retirement of debt of $59 million ($0.08 impact per share for the quarter and full year of 2012) and its 50% share of CityCenter's loss on retirement of debt of $4 million ($0.01 per share for the quarter and full year of 2012);

  •
  Second Quarter.  The Company recorded a Grand Victoria investment impairment charge of $85 million ($0.11 per share in the quarter and full year of 2012);

  •
  Third Quarter.  The Company recorded its 50% share of CityCenter residential inventory impairment of $18 million ($0.02 per share in the quarter and full year) and its 50% share of CityCenter Harmon demolition costs accrual of $16 million ($0.02 per share in the quarter and full year); and

  •
  Fourth Quarter.  The Company recorded a loss on retirement of debt of $505 million ($0.67 per share in the quarter and full year) and impairment charges related to its Borgata investment of $65 million ($0.09 per share in the quarter and full year), its Atlantic City land of $167 million ($0.20 per share in the quarter and full year), its North Las Vegas Strip land of $366 million ($0.48 per share in the quarter and full year) and its South Jersey Transportation Authority special revenue bonds of $47 million ($0.06 per share in the quarter and full year).

        2011 items affecting comparability are as follows:

  •
  First Quarter.  The Company recorded its 50% share of CityCenter's loss on retirement of debt of $12 million ($0.02 per share in the quarter and $0.01 per diluted share for the full year);

  •
  Second Quarter.  The Company recorded a gain of $3.5 billion related to the MGM China transaction ($6.30 per diluted share in the quarter and $6.23 per diluted share for the full year) and its 50% share of CityCenter residential inventory impairment of $26 million ($0.03 per share in the quarter and full year);

  •
  Third Quarter.  The Company recorded a Circus Circus Reno impairment charge of $80 million ($0.11 per share in the quarter and $0.09 per diluted share for the full year); and

  •
  Fourth Quarter.  The Company recorded a Borgata investment impairment charge of $62 million ($0.07 per share in the quarter and $0.06 per diluted share for the full year) and a Silver Legacy investment impairment charge of $23 million ($0.03 per share in the quarter and full year).

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGM Resorts International
By:	/s/ JAMES J. MURREN James J. Murren Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Dated: February 28, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAMES J. MURREN James J. Murren	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2013
/s/ ROBERT H. BALDWIN Robert H. Baldwin	Chief Design and Construction Officer and Director	February 28, 2013
/s/ DANIEL J. D'ARRIGO Daniel J. D'Arrigo	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2013
/s/ ROBERT C. SELWOOD Robert C. Selwood	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2013
/s/ WILLIAM A. BIBLE William A. Bible	Director	February 28, 2013
/s/ BURTON M. COHEN Burton M. Cohen	Director	February 28, 2013
/s/ WILLIE D. DAVIS Willie D. Davis	Director	February 28, 2013
/s/ WILLIAM W. GROUNDS William W. Grounds	Director	February 28, 2013

SIGNATURE	TITLE	DATE

/s/ ALEXIS M. HERMAN Alexis M. Herman	Director	February 28, 2013
/s/ ROLAND HERNANDEZ Roland Hernandez	Director	February 28, 2013
/s/ ANTHONY MANDEKIC Anthony Mandekic	Director	February 28, 2013
/s/ ROSE MCKINNEY-JAMES Rose McKinney-James	Director	February 28, 2013
/s/ DANIEL J. TAYLOR Daniel J. Taylor	Director	February 28, 2013

 MGM RESORTS INTERNATIONAL

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Addition of MGM China	Provision for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at End of Period
Allowance for doubtful accounts
Year Ended December 31, 2012	$101,207	$—	$57,068	$(60,364)	$97,911
Year Ended December 31, 2011	93,760	40,741	39,093	(72,387)	101,207
Year Ended December 31, 2010	97,106	—	29,832	(33,178)	93,760

	Balance at Beginning of Period	Increase	Decrease	Balance at End of Period
Deferred income tax valuation allowance
Year Ended December 31, 2012	$72,001	$1,023,644	$(2,247)	$1,093,398
Year Ended December 31, 2011	35,724	68,325	(32,048)	72,001
Year Ended December 31, 2010	4,349	32,048	(673)	35,724

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
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Years ended December 31, 2012, 2011 and 2010 (In thousands)
MGM RESORTS INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock options and stock appreciation rights ("SARs")
Restricted stock units ("RSUs")
Performance share units ("PSUs")
Stock options
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
SIGNATURES
MGM RESORTS INTERNATIONAL SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (In thousands)