Form 10-Q
period 2013-03-31
MGM Resorts International
filed 2013-05-08
CIK 789570

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 1, 2013
Common Stock, $.01 par value	489,386,004 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2013	2012

ASSETS

Current assets
Cash and cash equivalents	$1,480,637	$1,543,509
Accounts receivable, net	475,581	443,677
Inventories	105,047	107,577
Deferred income taxes, net	119,196	179,431
Prepaid expenses and other	258,784	232,898
Total current assets	2,439,245	2,507,092

Property and equipment, net	14,117,778	14,194,652

Other assets
Investments in and advances to unconsolidated affiliates	1,435,136	1,444,547
Goodwill	2,898,087	2,902,847
Other intangible assets, net	4,666,659	4,737,833
Other long-term assets, net	500,969	497,767
Total other assets	9,500,851	9,582,994
	$26,057,874	$26,284,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$178,435	$199,620
Income taxes payable	4,344	1,350
Accrued interest on long-term debt	205,204	206,736
Other accrued liabilities	1,483,005	1,517,965
Total current liabilities	1,870,988	1,925,671

Deferred income taxes	2,476,384	2,473,889
Long-term debt	13,690,699	13,589,283
Other long-term obligations	140,750	179,879

Commitments and contingencies (Note 5)

Stockholders’ equity
Common stock, $.01 par value: authorized 1,000,000,000 shares; issued and outstanding 489,379,463 and 489,234,401 shares	4,894	4,892
Capital in excess of par value	4,139,737	4,132,655
Retained earnings	220,244	213,698
Accumulated other comprehensive income	7,982	14,303
Total MGM Resorts International stockholders’ equity	4,372,857	4,365,548
Noncontrolling interests	3,506,196	3,750,468
Total stockholders’ equity	7,879,053	8,116,016
	$26,057,874	$26,284,738

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues
Casino	$1,401,420	$1,335,034
Rooms	401,250	393,620
Food and beverage	359,882	372,953
Entertainment	113,854	120,400
Retail	44,707	46,624
Other	123,826	113,123
Reimbursed costs	90,236	90,539
	2,535,175	2,472,293
Less: Promotional allowances	(183,027)	(184,703)
	2,352,148	2,287,590
Expenses
Casino	875,246	867,474
Rooms	127,709	126,155
Food and beverage	204,740	211,639
Entertainment	83,725	88,788
Retail	25,966	27,583
Other	85,973	86,222
Reimbursed costs	90,236	90,539
General and administrative	303,901	303,289
Corporate expense	46,624	42,260
Preopening and start-up expenses	2,146	—
Property transactions, net	8,491	917
Depreciation and amortization	211,918	236,809
	2,066,675	2,081,675

Income (loss) from unconsolidated affiliates	16,344	(13,309)

Operating income	301,817	192,606

Non-operating income (expense):
Interest expense, net of amounts capitalized	(225,447)	(284,342)
Non-operating items from unconsolidated affiliates	(22,079)	(26,866)
Other, net	(1,282)	(57,576)
	(248,808)	(368,784)

Income (loss) before income taxes	53,009	(176,178)
Provision for income taxes	(30,431)	(27,129)

Net income (loss)	22,578	(203,307)
Less: Net income attributable to noncontrolling interests	(16,032)	(13,946)
Net income (loss) attributable to MGM Resorts International	$6,546	$(217,253)

Net income (loss) per share of common stock attributable to MGM Resorts International
Basic	$0.01	$(0.44)
Diluted	$0.01	$(0.44)

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income (loss)	$22,578	$(203,307)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(12,641)	1,688
Other	115	—
Other comprehensive income (loss)	(12,526)	1,688
Comprehensive income (loss)	10,052	(201,619)
Less: Comprehensive income attributable to noncontrolling interests	(9,827)	(14,775)

Comprehensive income (loss) attributable to MGM Resorts International	$225	$(216,394)

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$22,578	$(203,307)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	211,918	236,809
Amortization of debt discounts, premiums and issuance costs	8,366	22,854
Loss on retirement of long-term debt	24	58,740
Provision for doubtful accounts	13,604	19,542
Stock-based compensation	8,623	10,604
Property transactions, net	8,491	917
Loss from unconsolidated affiliates	6,111	40,175
Distributions from unconsolidated affiliates	4,397	5,199
Deferred income taxes	63,125	(41,862)
Change in operating assets and liabilities:
Accounts receivable	(45,930)	(5,243)
Inventories	2,509	2,061
Income taxes receivable and payable, net	2,818	54,657
Prepaid expenses and other	(25,872)	(34,416)
Prepaid Cotai land concession premium	1,569	—
Accounts payable and accrued liabilities	(66,476)	130,230
Other	(21,199)	(5,266)
Net cash provided by operating activities	194,656	291,694

Cash flows from investing activities
Capital expenditures, net of construction payable	(97,415)	(113,757)
Dispositions of property and equipment	235	20
Investments in and advances to unconsolidated affiliates	(6,400)	(12,600)
Distributions from unconsolidated affiliates in excess of earnings	103	1,801
Investments in treasury securities - maturities longer than 90 days	(60,138)	(45,102)
Proceeds from treasury securities - maturities longer than 90 days	60,112	60,108
Other	(113)	(411)
Net cash used in investing activities	(103,616)	(109,941)

Cash flows from financing activities
Net repayments under bank credit facilities – maturities of 90 days or less	(2,690,000)	(192,100)
Borrowings under bank credit facilities – maturities longer than 90 days	2,793,000	450,000
Repayments under bank credit facilities – maturities longer than 90 days	—	(2,284,128)
Issuance of senior notes	—	1,850,000
Debt issuance costs	—	(37,938)
Distributions to noncontrolling interest owners	(254,659)	(197,848)
Other	(863)	(908)
Net cash used in financing activities	(152,522)	(412,922)

Effect of exchange rate on cash	(1,390)	148

Cash and cash equivalents
Net decrease for the period	(62,872)	(231,021)
Balance, beginning of period	1,543,509	1,865,913
Balance, end of period	$1,480,637	$1,634,892

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$218,613	$211,835
Federal, state and foreign income taxes paid, net of refunds	3,736	1,830

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — ORGANIZATION

Organization.  MGM Resorts International (the “Company”) is a Delaware corporation that acts largely as a holding company and, through wholly owned subsidiaries, primarily owns and/or operates casino resorts. The Company owns and operates the following casino resorts in Las Vegas, Nevada:  Bellagio, MGM Grand Las Vegas (including The Signature), The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur and Circus Circus Las Vegas.  Other Nevada operations include Circus Circus Reno, Gold Strike in Jean and Railroad Pass in Henderson.  The Company and its local partners own and operate MGM Grand Detroit in Detroit, Michigan. The Company owns and operates two resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike Tunica.  The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi. The Company has two reportable segments: wholly owned domestic resorts and MGM China.

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

MGM Hospitality.  MGM Hospitality seeks to leverage the Company’s management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. MGM Hospitality has entered into management agreements for hotels in the Middle East, North Africa, India and, through its joint venture with Diaoyutai State Guesthouse, the People’s Republic of China.  MGM Hospitality opened its first resort, MGM Grand Sanya on Hainan Island, in the People’s Republic of China in early 2012.

Borgata. The Company has a 50% economic interest in Borgata Hotel Casino & Spa (“Borgata”) located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort.   The Company’s interest is held in trust and was offered for sale pursuant to its amended settlement agreement with the New Jersey Division of Gaming Enforcement and approved by the New Jersey Casino Control Commission (“CCC”). The terms of the amended settlement agreement previously mandated the sale by March 2014. The Company had the right to direct the sale through March 2013 (the “divesture period”), subject to approval of the CCC, and the trustee was responsible for selling the trust property during the following 12-month period (the “terminal sale period”).  On February 13, 2013, the settlement agreement was further amended to allow the Company to re-apply to the CCC for licensure in New Jersey and to defer expiration of these periods pending the outcome of the licensure process.  If the CCC denies the Company’s licensure request, then the divestiture period will immediately end, and the terminal sale period will immediately begin, which will result in the Company’s Borgata interest being disposed of by the trustee pursuant to the terms of the settlement agreement.

The Company consolidates the trust because it is the sole economic beneficiary and accounts for its interest in Borgata under the cost method. The Company reviews its investment carrying value whenever indicators of impairment exist.  As of March 31, 2013, the trust had $132 million of cash and investments, of which $120 million is held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within “Prepaid expenses and other.” During the three months ended March 31, 2013 and 2012, $3 million and $23 million, respectively, were withdrawn from the trust account for the payment of property taxes and interest on the Company’s senior credit facility, as authorized in accordance with the terms of the trust agreement.

NOTE 2— BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation.  As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the Company’s 2012 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments – which include only normal recurring adjustments – necessary to present fairly the Company’s interim financial statements.  The results for such periods are not necessarily indicative of the results to be expected for the full year.

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

•                  At March 31, 2013, the fair value of the Company’s treasury securities held by the Borgata trust was $120 million, measured using Level 1 inputs. See Note 1; and

•                  The Company uses Level 1 inputs for its long-term debt fair value disclosures. See Note 4.

Income tax provision.  The Company recognizes deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences with a future tax benefit to the extent that realization of such benefit is more likely than not.  Otherwise, a valuation allowance is applied. Given the negative impact of the U.S. economy on the results of operations in the past several years, the Company no longer relies on future domestic operating income in assessing the realization of its domestic deferred tax assets and now relies only on the future reversal of existing domestic taxable temporary differences.  As of March 31, 2013, the scheduled future reversal of existing U.S. federal deductible temporary differences exceeds the scheduled future reversal of existing U.S. federal taxable temporary differences.  The Company recorded a valuation allowance for U.S. federal deferred tax assets in order to account for this excess, which resulted in an increase in provision for income taxes of $9 million for the three months ended March 31, 2013.

Income generated from gaming operations of MGM Grand Paradise is exempted from Macau’s 12% complementary tax for the five-year period ending December 31, 2016 pursuant to approval from the Macau government granted on September 22, 2011. The approval granted in 2011 represented the second five-year exemption period granted to MGM Grand Paradise.  The Company measures the net deferred tax liability of MGM Grand Paradise under the assumption that it will receive an additional five-year exemption beyond 2016.  Such assumption is based upon the granting of a third five-year exemption to a competitor of MGM Grand Paradise.  The Company believes MGM Grand Paradise should also be entitled to a third five-year exemption in order to ensure non-discriminatory treatment among gaming concessionaires and sub-concessionaires, a requirement under Macanese law.  The net deferred tax liability of MGM Grand Paradise was re-measured during the three months ended March 31, 2013 due to the extension of the amortization period of the Macau gaming concession in connection with the effectiveness of the Cotai land concession.  This resulted in an increase in the net deferred tax liability and a corresponding increase in provision for income taxes of $65 million for the three months ended March 31, 2013.  While non-gaming operations remain subject to the complementary tax, MGM Grand Paradise has tax net operating losses from non-gaming operations that are fully offset by a valuation allowance.

During the three months ended March 31, 2013, the Company settled all issues under appeal in connection with the IRS audits of the Company’s consolidated federal income tax returns and the Company’s cost method investee returns for the 2003 and 2004 tax years.  Unrecognized tax benefits were reduced by $28 million and provision for income taxes was reduced by $38 million, including the impact of the settlement on the valuation allowance, as a result of this settlement.

NOTE 3 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
CityCenter Holdings, LLC — CityCenter (50%)	$1,211,696	$1,220,741
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	206,193	206,296
Other	17,247	17,510
	$1,435,136	$1,444,547

The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Income (loss) from unconsolidated affiliates	$16,344	$(13,309)
Preopening and start-up expenses	(376)	—
Non-operating items from unconsolidated affiliates	(22,079)	(26,866)
	$(6,111)	$(40,175)

CityCenter

CityCenter summary financial information. Summarized balance sheet information of the CityCenter joint venture is as follows:

	March 31,	December 31,
	2013	2012
	(In thousands)
Current assets	$543,214	$546,851
Property and other assets, net	8,520,664	8,606,163
Current liabilities	399,944	451,332
Long-term debt and other long-term obligations	2,557,613	2,533,918
Equity	6,106,321	6,167,764

Summarized income statement information of the CityCenter joint venture is as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net revenues	$315,142	$238,917
Operating expenses	(315,310)	(300,374)
Operating loss	(168)	(61,457)
Non-operating expense	(67,675)	(75,378)
Net loss	$(67,843)	$(136,835)

NOTE 4 — LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Senior credit facility:
$2,793 million ($2,800 million at December 31, 2012) term loans, net	$2,784,566	$2,791,284
Revolving loans	110,000	—
MGM Grand Paradise credit facility	552,601	553,531
$462.2 million 6.75% senior notes, due 2013	462,226	462,226
$150 million 7.625% senior subordinated debentures, due 2013, net	150,292	150,539
$508.9 million 5.875% senior notes, due 2014, net	508,617	508,540
$875 million 6.625% senior notes, due 2015, net	876,484	876,634
$1,450 million 4.25% convertible senior notes, due 2015, net	1,459,636	1,460,780
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$500 million 10% senior notes, due 2016, net	496,320	496,110
$743 million 7.625% senior notes, due 2017	743,000	743,000
$475 million 11.375% senior notes, due 2018, net	466,435	466,117
$850 million 8.625% senior notes, due 2019	850,000	850,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$0.6 million 7% debentures, due 2036, net	572	572
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	36	36
	$13,690,699	$13,589,283

Debt due within one year of the March 31, 2013 balance sheet date is classified as long-term as the Company has both the intent and ability to refinance such amounts on a long-term basis under its senior credit facility, including amounts borrowed on March 28, 2013 to repay a portion of the Company’s senior notes that matured on April 1, 2013.

Senior credit facility.  At March 31, 2013, Company’s senior credit facility consisted of $1.2 billion of revolving loans, a $1.05 billion term loan A facility and a $1.75 billion term loan B facility.  The revolving and term loan A facilities bear interest at LIBOR plus 3.00% and are subject to credit rating adjustments six months after the initial loan.  The term loan B facility bears interest at LIBOR plus 3.25% with a LIBOR floor of 1.00%.  The revolving and term loan A facilities mature in December 2017 and the term loan B facility matures in December 2019.  The term loan A and term loan B facilities are subject to scheduled amortization payments on the last day of each calendar quarter from and after March 31, 2013 in an amount equal to 0.25% of the original principal balance.  The Company permanently repaid $7 million in the first quarter of 2013 in accordance with the scheduled amortization. The Company had $1.05 billion of available borrowing capacity under its senior credit facility at March 31, 2013.  At March 31, 2013, the interest rate on the term loan A was 3.28%, the interest rate on the term loan B was 4.25%, and the interest rate on the revolving loans was 3.18%.

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

The senior credit facility contains customary representations and warranties and customary affirmative and negative covenants. In addition, the senior credit facility requires the Company and its restricted subsidiaries to maintain a minimum trailing four-quarter EBITDA and limits the ability of the Company and its restricted subsidiaries to make capital expenditures. Beginning with the quarter ended March 31, 2013, the Company and its restricted subsidiaries are required to maintain a minimum EBITDA (as defined) of $1.0 billion.  The minimum EBITDA increases to $1.05 billion for September 30, 2013 and December 31, 2013, with periodic increases thereafter. EBITDA for the trailing twelve months ended March 31, 2013 calculated in accordance with the terms of the senior credit facility was $1.2 billion. The Company and its restricted subsidiaries are within the limit of $500 million of capital expenditures for the calendar year 2013.

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

MGM China credit facility. The MGM China credit facility consists of $550 million of term loans and a $1.45 billion revolving credit facility due October 2017.  The credit facility is subject to scheduled amortization payments beginning in 2016.  The outstanding balance at March 31, 2013 was comprised solely of term loans. The interest rate on the facility fluctuates annually based on HIBOR plus a margin, set at 2.5% until April 2013 and ranging between 1.75% and 2.5% thereafter based on MGM China’s leverage ratio. The margin reduced to 1.75% effective on April 29, 2013. MGM China is a joint and several co-borrower with MGM Grand Paradise.  MGM Grand Paradise’s interest in the Cotai land use right agreement will become collateral under the MGM China credit facility upon finalization of the appropriate government approvals. The material subsidiaries of MGM China continue to guarantee the facilities, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the amended facilities. The credit facility will be used for general corporate purposes and for the development of the Cotai project.

The amended and restated MGM China credit facility agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of MGM China and its subsidiaries to make investments, pay dividends and sell assets, and to incur additional debt and additional liens. MGM China is also required to maintain compliance with a maximum consolidated total leverage ratio of 4.50 to 1.00 prior to the first anniversary of the MGM Cotai opening date and 4.00 to 1.00 thereafter, in addition to a minimum interest coverage ratio of 2.50 to 1.00.  MGM China was in compliance with its credit facility covenants at March 31, 2013.

Senior notes.  The Company repaid its $462 million 6.75% senior notes in April 2013 at maturity.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at March 31, 2013 was $14.7 billion.  At December 31, 2012, the estimated fair value of the Company’s long-term debt was $14.3 billion. Fair value was estimated using quoted market prices for the Company’s senior notes, senior subordinated notes and senior credit facility.  Carrying value of the MGM Grand Paradise credit facility approximates fair value.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

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

In November 2012, Perini filed a second amended complaint which, among other things, added claims against the CityCenter defendants of breach of contract – alleging that CityCenter’s Owner Controlled Insurance Program (“OCIP”) failed to provide adequate project insurance for Perini with broad coverages and high limits, and tortious breach of the implied covenant of good faith and fair dealing – alleging improper administration by CityCenter of the OCIP and Builders Risk insurance programs.

Trial of all claims, including the Perini and remaining subcontractor lien claims against CityCenter, and CityCenter’s counterclaims against Perini and certain subcontractors for defective work at the Harmon has been set to commence on January 14, 2014.

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

CityCenter completion guarantee. In January 2011, the Company entered into an amended completion and cost overrun guarantee, which is collateralized by substantially all of the assets of Circus Circus Las Vegas, as well as certain undeveloped land adjacent to that property. The terms of the amended completion guarantee provide CityCenter the ability to utilize up to $124 million of subsequent net residential proceeds to fund construction costs, or to reimburse the Company for construction costs previously expended. As of March 31, 2013, CityCenter had received net residential proceeds in excess of the $124 million and is holding $112 million in a separate bank account representing the remaining condo proceeds available to fund completion guarantee obligations or be reimbursed to the Company. In accordance with CityCenter’s credit agreement and bond indentures such amounts can only be used to fund construction lien obligations or reimbursed to the Company once the Perini litigation is settled.

As of March 31, 2013, the Company has funded $698 million under the completion guarantee and has accrued a liability of $21 million which includes estimated litigation costs related to the resolution of disputes with contractors concerning the final construction costs and estimated amounts to be paid to contractors through the legal process related to the Perini litigation. The Company’s estimated obligation has been offset by the portion of the condominium proceeds received by CityCenter estimated to be used to settle construction lien claims upon the resolution of the Perini litigation but has not been offset by the remaining amount that it currently estimates it will be reimbursed from condominium proceeds that have been received by CityCenter.  Also, the Company’s accrual reflects certain estimated offsets to the amounts claimed by the contractors. CityCenter has reached settlement agreements with all but seven of Perini’s first-tier subcontractors.  However, significant disputes remain with the general contractor and the remaining subcontractors.  Amounts claimed by such parties exceed amounts included in the Company’s completion guarantee accrual by approximately $154 million, as such amounts exceed the Company’s best estimate of its liability. Moreover, the Company has not accrued for any contingent payments to CityCenter related to the Harmon Hotel & Spa component, which will not be completed using the building as it now stands.

Harmon demolition.  In response to a request by the Clark County Building Division (the “Building Division”), CityCenter engaged an engineer to conduct an analysis, based on all available information, as to the structural stability of the Harmon under building-code-specified load combinations.  On July 11, 2011, that engineer submitted the results of his analysis of the Harmon tower and podium in its current as-built condition.  The engineer opined, among other things, that “[i]n a code-level earthquake, using either the permitted or current code specified loads, it is likely that critical structural members in the tower will fail and become incapable of supporting gravity loads, leading to a partial or complete collapse of the tower.  There is missing or misplaced reinforcing steel in columns, beams, shear walls, and transfer walls throughout the structure of the tower below the twenty-first floor.”  Based on this engineering opinion, the Building Division requested a plan of action from CityCenter. CityCenter informed the Building Division that it decided to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake by demolishing the building, and enclosed a plan of action for demolition by implosion prepared by LVI Environmental Services of Nevada, Inc (“LVI”).  CityCenter also advised that prior to undertaking the demolition plan of action, it would seek relief from a standing order of the district court judge presiding over the Perini litigation that prohibits alteration or destruction of the building without court approval.  In addition, CityCenter supplied the foundational data for the engineering conclusions stated in the July 11, 2011 letter declaring the Harmon’s structural instability in the event of a code-level earthquake.  On November 22, 2011, the Building Division required that CityCenter submit a plan to abate the code deficiencies discovered in the Harmon tower.

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

Sales and use tax on complimentary meals.  In March 2008, the Nevada Supreme Court ruled, in a case involving another gaming company, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from use tax.  The Company had previously paid use tax on these items and has generally filed for refunds for the periods from January 2001 to February 2008 related to this matter. The Company is claiming the exemption on sales and use tax returns for periods after February 2008 in light of this Nevada Supreme Court decision and has not accrued or paid any sales or use tax for those periods.  In February 2012, the Nevada Department of Taxation asserted that customer complimentary meals and employee meals are subject to sales tax on a prospective basis commencing February 15, 2012.  In July 2012, the Nevada Department of Taxation announced that sales taxes applicable to such meals are due and payable without penalty or interest at the earlier of certain regulatory, judicial or legislative events or June 30, 2013.  The Nevada Department of Taxation’s position stems from a Nevada Tax Commission decision concerning another gaming company which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The other gaming company filed in Clark County District Court a petition for judicial review of the Nevada Tax Commission decision and the court recently issued a ruling in such case holding that complementary meals provided to customers were subject to sales tax, while meals provided to employees were not subject to sales tax. This decision has been appealed to the Nevada Supreme Court.  The Company continues to disagree with the Nevada Department of Taxation assertions.  Based on an analysis of the facts and circumstances as of the date of these financial statements, the Company does not believe it is probable it will incur a liability with respect to such assertions.  Any reasonably possible range of loss would not be material to the Company’s financial statements as of March 31, 2013.

Cotai land concession contract.  MGM Grand Paradise’s land concession contract for an approximately 17.8 acre site in Cotai, Macau became effective on January 9, 2013 and has an initial term of 25 years.  The land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual payments. As of March 31, 2013, MGM China had paid $56 million as the initial down payment of the contract premium recorded within other long-term assets, net of amortization, discussed below. Including interest on the eight semi-annual payments, MGM China has $118 million remaining payable for the land concession contract. The Company accounts for the Cotai land concession contract as an operating lease. As such, the required upfront payments are amortized over the initial 25-year contract term. As of March 31, 2013, the Company had amortized $2 million, which is classified as preopening expense during the construction of the project. In addition, in connection with the effectiveness of the Cotai land concession, the Company extended the useful life of its Macau gaming concession and is amortizing it on a straight-line basis through the initial term of the Cotai land concession.

Other guarantees.  The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions.  The Company’s senior credit facility limits the amount of letters of credit that can be issued to $500 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit.  At March 31, 2013, the Company had provided $35 million of total letters of credit.  At March 31, 2013, MGM China had provided $39 million of guarantees under its credit facility.

Other litigation.  The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business.  Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 6 — INCOME (LOSS) PER SHARE OF COMMON STOCK

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted income (loss) per share consisted of the following:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Numerator:
Net income (loss) attributable to MGM Resorts International	$6,546	$(217,253)

Denominator:

Weighted-average common shares outstanding - basic	489,291	488,861
Potential dilution from share-based awards	3,014	—
Weighted-average common and common equivalent shares - diluted	492,305	488,861

Anti-dilutive share-based awards excluded from the calculation of diluted earnings per share	10,974	30,589

NOTE 7 — STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

Noncontrolling interests. The noncontrolling interests in MGM China and other minor subsidiaries are presented as a separate component of stockholders’ equity in the Company’s consolidated balance sheets and the net income attributable to noncontrolling interests is presented on the Company’s consolidated statements of operations.  For the three months ended March 31, 2013 and 2012, distributions to noncontrolling interests were $255 million and $198 million, respectively, related primarily to MGM China dividends discussed below.

MGM China dividends.  MGM China paid a $500 million special dividend in March 2013, of which $255 million remained within the consolidated entity and $245 million was distributed to noncontrolling interests.  MGM China paid a $400 million special dividend in March 2012, of which $204 million remained within the consolidated entity and $196 million was distributed to noncontrolling interests.

Supplemental equity information.  The following table presents the Company’s changes in stockholders’ equity for the three months ended March 31, 2013:

	MGM Resorts
	International		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interests	Equity
	(In thousands)
Balances, January 1, 2013	$4,365,548	$3,750,468	$8,116,016
Net income	6,546	16,032	22,578
Foreign currency translation adjustment	(6,436)	(6,205)	(12,641)
Other comprehensive income from unconsolidated affiliate, net	115	—	115
Stock-based compensation	8,117	823	8,940
Issuance of MGM Resorts common stock pursuant to stock-based compensation awards	(760)	—	(760)
Cash distributions to noncontrolling interest owners	—	(254,660)	(254,660)
Other	(273)	(262)	(535)
Balances, March 31, 2013	$4,372,857	$3,506,196	$7,879,053

Accumulated other comprehensive income.  Changes in accumulated other comprehensive income (loss) by component are as follows:

	Foreign
	Currency
	Translation	Other
	Adjustment	Adjustments	Total
	(In thousands)
Balance at January 1, 2013	$14,997	$(694)	$14,303
Current period other comprehensive income (loss)	(6,436)	115	(6,321)
Balance at March 31, 2013	$8,561	$(579)	$7,982

NOTE 8 — STOCK-BASED COMPENSATION

2005 Omnibus Incentive Plan. As of March 31, 2013, the Company had an aggregate of 14 million shares of common stock available for grant as share-based awards under the Company’s omnibus incentive plan (“Omnibus Plan”).  A summary of activity under the Company’s share-based payment plans for the three months ended March 31, 2013 is presented below:

Stock options and stock appreciation rights (“SARs”)

		Weighted
		Average
	Units	Exercise
	(000’s)	Price

Outstanding at January 1, 2013	22,929	$14.44
Granted	20	12.16
Exercised	(813)	10.16
Forfeited or expired	(3,986)	13.18
Outstanding at March 31, 2013	18,150	14.88
Exercisable at March 31, 2013	10,433	18.31

Restricted stock units (“RSUs”)

		Weighted
		Average
	Units	Grant-Date
	(000’s)	Fair Value

Nonvested at January 1, 2013	1,424	$10.17
Granted	—	—
Vested	(19)	18.64
Forfeited	(30)	9.93
Nonvested at March 31, 2013	1,375	10.06

Performance share units (“PSUs”)

		Weighted
		Average
	Units	Grant-Date
	(000’s)	Fair Value

Nonvested at January 1, 2013	688	$10.03
Granted	—	—
Forfeited	(6)	10.03
Nonvested at March 31, 2013	682	10.03

MGM China Share Option Plan. As of March 31, 2013, MGM China had an aggregate of 1.0 billion shares of options available for grant as share-based awards (“MGM China Plan”). A summary of activity under the MGM China Plan for the three months ended March 31, 2013 is presented below:

Stock options

		Weighted
		Average
	Units	Exercise
	(000’s)	Price

Outstanding at January 1, 2013	19,235	$1.98
Granted	230	2.42
Exercised	(625)	2.01
Forfeited or expired	(130)	2.01
Outstanding at March 31, 2013	18,710	2.17
Exercisable at March 31, 2013	4,151	1.98

Recognition of compensation cost. Compensation cost for both the Omnibus Plan and MGM China Plan was recognized as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Compensation cost:
Omnibus Plan	$7,260	$10,393
MGM China Plan	1,680	1,271
Total compensation cost	8,940	11,664
Less: Reimbursed costs and other	(317)	(1,060)
Compensation cost recognized as expense	8,623	10,604
Less: Related tax benefit	—	(454)
Compensation expense, net of tax benefit	$8,623	$10,150

NOTE 9 — SEGMENT INFORMATION

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

The Company’s management utilizes Adjusted Property EBITDA as the primary profit measure for its reportable segments. Adjusted Property EBITDA is a non-GAAP measure defined as Adjusted EBITDA before corporate expense and stock compensation expense related to the MGM Resorts stock option plan, which are not allocated to the reportable segments. MGM China recognizes stock compensation expense related to its stock compensation plan which is included in the calculation of Adjusted EBITDA for MGM China. Adjusted EBITDA is a non-GAAP measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses and property transactions, net.

The following tables present the Company’s segment information:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net Revenues:
Wholly owned domestic resorts	$1,489,188	$1,479,598
MGM China	747,557	702,090
Reportable segment net revenues	2,236,745	2,181,688
Corporate and other	115,403	105,902
	$2,352,148	$2,287,590

Adjusted EBITDA:
Wholly owned domestic resorts	$361,037	$320,972
MGM China	180,455	164,521
Reportable segment Adjusted Property EBITDA	541,492	485,493
Corporate and other	(17,120)	(55,161)
	524,372	430,332
Other operating income (expense):
Preopening and start-up expenses	(2,146)	—
Property transactions, net	(8,491)	(917)
Depreciation and amortization	(211,918)	(236,809)
Operating income	301,817	192,606
Non-operating income (expense):
Interest expense, net of amounts capitalized	(225,447)	(284,342)
Non-operating items from unconsolidated affiliates	(22,079)	(26,866)
Other, net	(1,282)	(57,576)
	(248,808)	(368,784)

Income (loss) before income taxes	53,009	(176,178)
Provision for income taxes	(30,431)	(27,129)

Net income (loss)	22,578	(203,307)
Less: Net income attributable to noncontrolling interests	(16,032)	(13,946)

Net income (loss) attributable to MGM Resorts International	$6,546	$(217,253)

NOTE 10 — RELATED PARTY TRANSACTIONS

MGM China.  In connection with the June 2011 MGM China transaction, MGM Branding and Development Holdings, Ltd., (together with its subsidiary MGM Development Services, Ltd, “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Pansy Ho indirectly holds a noncontrolling interest, entered into a brand license agreement with MGM China.  MGM China pays a license fee to MGM Branding and Development equal to 1.75% of MGM China’s consolidated net revenue, subject to an annual cap of $36 million in 2013 with a 20% increase per annum during the agreement term. During the three months ended March 31, 2013 and 2012, MGM China incurred total license fees of $13 million and $12 million, respectively. Such amounts have been eliminated in consolidation.

MGM China also entered into a development services agreement with MGM Branding and Development to provide certain development services to MGM China in connection with future expansion of existing projects and development of future resort gaming projects. Such services are subject to a development fee which is calculated separately for each resort casino property upon commencement of development. For each such property, the fee is 2.625% of project costs, to be paid in installments as certain benchmarks are achieved. Project costs are the total costs incurred for the design, development and construction of the casino, casino hotel, integrated resort and other related sites associated with each project, including costs of construction, fixtures and fittings, signage, gaming and other supplies and equipment and all costs associated with the opening of the business to be conducted at each project but excluding the cost of land and gaming concessions and financing costs. The development fee for MGM Cotai is subject to a cap of $22 million in 2013, which will increase by 10% per annum for each year during the term of the agreement. For the three months ended March 31, 2013, MGM China incurred $15 million of fees to MGM Branding and Development related to development services. Such amount is eliminated in consolidation.

An entity owned by Ms. Pansy Ho received distributions of $10 million and $2 million, respectively, during the three months ended March 31, 2013 and 2012 in connection with the ownership of a noncontrolling interest in MGM Branding and Development Holdings, Ltd.

NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s domestic subsidiaries, excluding certain minor subsidiaries, its domestic insurance subsidiaries and MGM Grand Detroit, LLC, have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility and the outstanding debt securities.  The Company’s international subsidiaries, including MGM China, are not guarantors of such indebtedness. The Company has corrected certain prior year amounts in the current year’s presentation of the Company’s condensed consolidating statement of operations and comprehensive income and condensed consolidating statement of cash flows for intercompany balances between the parent and its guarantor and non-guarantor subsidiaries as required by Regulation S-X, Rule 3-10. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$743,687	$871,335	$824,460	$(237)	$2,439,245
Property and equipment, net	—	12,785,633	1,344,117	(11,972)	14,117,778
Investments in subsidiaries	19,697,094	3,838,942	—	(23,536,036)	—
Investments in and advances to unconsolidated affiliates	—	1,427,705	7,431	—	1,435,136
Other non-current assets	156,881	554,928	7,353,906	—	8,065,715
	$20,597,662	$19,478,543	$9,529,914	$(23,548,245)	$26,057,874

Current liabilities	$252,953	$935,780	$690,492	$(8,237)	$1,870,988
Intercompany accounts	1,176,094	(1,186,801)	10,707	—	—
Deferred income taxes	2,160,367	—	316,017	—	2,476,384
Long-term debt	12,535,105	155,165	1,000,429	—	13,690,699
Other long-term obligations	100,286	39,668	796	—	140,750
Total liabilities	16,224,805	(56,188)	2,018,441	(8,237)	18,178,821
MGM Resorts stockholders’ equity	4,372,857	19,534,731	4,005,277	(23,540,008)	4,372,857
Noncontrolling interests	—	—	3,506,196	—	3,506,196
Total stockholders’ equity	4,372,857	19,534,731	7,511,473	(23,540,008)	7,879,053
	$20,597,662	$19,478,543	$9,529,914	$(23,548,245)	$26,057,874

	At December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$438,878	$891,826	$1,176,844	$(456)	$2,507,092
Property and equipment, net	—	12,881,152	1,325,472	(11,972)	14,194,652
Investments in subsidiaries	19,785,312	4,077,228	—	(23,862,540)	—
Investments in and advances to unconsolidated affiliates	—	1,437,151	7,396	—	1,444,547
Other non-current assets	163,372	541,634	7,433,441	—	8,138,447
	$20,387,562	$19,828,991	$9,943,153	$(23,874,968)	$26,284,738

Current liabilities	$272,138	$989,864	$672,125	$(8,456)	$1,925,671
Intercompany accounts	960,610	(983,288)	22,678	—	—
Deferred income taxes	2,222,823	—	251,066	—	2,473,889
Long-term debt	12,432,581	155,413	1,001,289	—	13,589,283
Other long-term obligations	133,862	45,303	714	—	179,879
Total liabilities	16,022,014	207,292	1,947,872	(8,456)	18,168,722
MGM Resorts stockholders’ equity	4,365,548	19,621,699	4,244,813	(23,866,512)	4,365,548
Noncontrolling interests	—	—	3,750,468	—	3,750,468
Total stockholders’ equity	4,365,548	19,621,699	7,995,281	(23,866,512)	8,116,016
	$20,387,562	$19,828,991	$9,943,153	$(23,874,968)	$26,284,738

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,463,965	$888,662	$(479)	$2,352,148
Equity in subsidiaries’ earnings	183,423	29,986	—	(213,409)	—
Expenses:
Casino and hotel operations	1,510	886,083	606,481	(479)	1,493,595
General and administrative	1,090	251,549	51,262	—	303,901
Corporate expense	14,808	27,739	4,077	—	46,624
Preopening and start-up expenses	—	(228)	2,374	—	2,146
Property transactions, net	—	8,295	196	—	8,491
Depreciation and amortization	—	127,831	84,087	—	211,918
	17,408	1,301,269	748,477	(479)	2,066,675

Income from unconsolidated affiliates	—	16,338	6	—	16,344
Operating income (loss)	166,015	209,020	140,191	(213,409)	301,817
Interest expense, net of amounts capitalized	(208,683)	(2,985)	(13,779)	—	(225,447)
Other, net	15,166	(22,818)	(15,709)	—	(23,361)
Income (loss) before income taxes	(27,502)	183,217	110,703	(213,409)	53,009
Benefit (provision) for income taxes	34,048	1,457	(65,936)	—	(30,431)
Net income (loss)	6,546	184,674	44,767	(213,409)	22,578
Less: Net income attributable to noncontrolling interests	—	—	(16,032)	—	(16,032)
Net income (loss) attributable to MGM Resorts International	$6,546	$184,674	$28,735	$(213,409)	$6,546

Net income (loss)	$6,546	$184,674	$44,767	$(213,409)	$22,578
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6,436)	(6,436)	(12,641)	12,872	(12,641)
Other	115	115	—	(115)	115
Other comprehensive income (loss)	(6,321)	(6,321)	(12,641)	12,757	(12,526)
Comprehensive income (loss)	225	178,353	32,126	(200,652)	10,052
Less: Comprehensive income attributable to noncontrolling interests	—	—	(9,827)	—	(9,827)
Comprehensive income (loss) attributable to MGM Resorts International	$225	$178,353	$22,299	$(200,652)	$225

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(203,987)	$198,580	$200,063	$—	$194,656
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(51,766)	(45,649)	—	(97,415)
Dispositions of property and equipment	—	108	127	—	235
Investments in and advances to unconsolidated affiliates	(6,400)	—	—	—	(6,400)
Distributions from unconsolidated affiliates in excess of earnings	—	103	—	—	103
Investments in treasury securities - maturities longer than 90 days	—	(60,138)	—	—	(60,138)
Proceeds from treasury securities - maturities longer than 90 days	—	60,112	—	—	60,112
Other	—	(113)	—	—	(113)
Net cash used in investing activities	(6,400)	(51,694)	(45,522)	—	(103,616)
Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(2,240,000)	—	(450,000)	—	(2,690,000)
Borrowings under bank credit facilities - maturities longer than 90 days	2,343,000	—	450,000	—	2,793,000
Intercompany accounts	474,764	(200,367)	(274,397)	—	—
Distributions to noncontrolling interest owners	—	—	(254,659)	—	(254,659)
Other	(583)	—	(280)	—	(863)
Net cash provided by (used in) financing activities	577,181	(200,367)	(529,336)	—	(152,522)

Effect of exchange rate on cash	—	—	(1,390)	—	(1,390)

Cash and cash equivalents
Net increase (decrease) for the period	366,794	(53,481)	(376,185)	—	(62,872)
Balance, beginning of period	254,385	226,242	1,062,882	—	1,543,509
Balance, end of period	$621,179	$172,761	$686,697	$—	$1,480,637

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended March 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,434,535	$853,055	$—	$2,287,590
Equity in subsidiaries’ earnings	100,958	24,692	—	(125,650)	—
Expenses:
Casino and hotel operations	2,331	912,350	583,719	—	1,498,400
General and administrative	1,957	250,678	50,654	—	303,289
Corporate expense	17,651	24,842	(233)	—	42,260
Property transactions, net	—	917	—	—	917
Depreciation and amortization	—	130,480	106,329	—	236,809
	21,939	1,319,267	740,469	—	2,081,675

Loss from unconsolidated affiliates	—	(13,274)	(35)	—	(13,309)
Operating income (loss)	79,019	126,686	112,551	(125,650)	192,606
Interest expense, net of amounts capitalized	(268,308)	(2,761)	(13,273)	—	(284,342)
Other, net	(44,657)	(26,214)	(13,571)	—	(84,442)
Income (loss) before income taxes	(233,946)	97,711	85,707	(125,650)	(176,178)
Benefit (provision) for income taxes	16,693	(296)	(43,526)	—	(27,129)
Net income (loss)	(217,253)	97,415	42,181	(125,650)	(203,307)
Less: Net income attributable to noncontrolling interests	—	—	(13,946)	—	(13,946)
Net income (loss) attributable to MGM Resorts International	$(217,253)	$97,415	$28,235	$(125,650)	$(217,253)

Net income (loss)
Other comprehensive income (loss), net of tax:	$(217,253)	$97,415	$42,181	$(125,650)	$(203,307)
Foreign currency translation adjustment	859	859	1,688	(1,718)	1,688
Other comprehensive income (loss)	859	859	1,688	(1,718)	1,688
Comprehensive income (loss)	(216,394)	98,274	43,869	(127,368)	(201,619)
Less: Comprehensive income attributable to noncontrolling interests	—	—	(14,775)	—	(14,775)
Comprehensive income (loss) attributable to MGM Resorts International	$(216,394)	$98,274	$29,094	$(127,368)	$(216,394)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(189,390)	$191,282	$289,802	$—	$291,694
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(104,918)	(8,839)	—	(113,757)
Dispositions of property and equipment	—	20	—	—	20
Investments in and advances to unconsolidated affiliates	(12,600)	—	—	—	(12,600)
Distributions from unconsolidated affiliates in excess of earnings	—	1,801	—	—	1,801
Investments in treasury securities- maturities longer than 90 days	—	(45,102)	—	—	(45,102)
Proceeds from treasury securities- maturities longer than 90 days	—	60,108	—	—	60,108
Other	—	(411)	—	—	(411)
Net cash used in investing activities	(12,600)	(88,502)	(8,839)	—	(109,941)
Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(192,100)	—	—	—	(192,100)
Borrowings under bank credit facilities - maturities longer than 90 days	—	—	450,000	—	450,000
Repayments under bank credit facilities - maturities longer than 90 days	(1,834,128)	—	(450,000)	—	(2,284,128)
Issuance of senior notes	1,850,000	—	—	—	1,850,000
Debt issuance costs	(37,938)	—	—	—	(37,938)
Intercompany accounts	135,946	(107,660)	(28,286)	—	—
Distributions to noncontrolling interest owners	—	—	(197,848)	—	(197,848)
Other	(574)	(315)	(19)	—	(908)
Net cash used in financing activities	(78,794)	(107,975)	(226,153)	—	(412,922)

Effect of exchange rate on cash	—	—	148	—	148

Cash and cash equivalents
Net increase (decrease) for the period	(280,784)	(5,195)	54,958	—	(231,021)
Balance, beginning of period	795,326	230,888	839,699	—	1,865,913
Balance, end of period	$514,542	$225,693	$894,657	$—	$1,634,892

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2012, which were included in our Form 10-K, filed with the SEC on March 1, 2013. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.”  MGM China Holdings Limited together with its subsidiaries is referred to as “MGM China.”

Executive Overview

Our primary business is the ownership and operation of casino resorts, which includes offering gaming, hotel, convention, dining, entertainment, retail and other resort amenities. We believe that we own and invest in several of the premier casino resorts in the world and have continually reinvested in our resorts to maintain our competitive advantage. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our resorts to generate operating cash flow to repay debt financings, fund capital expenditures and provide excess cash flow for future development.  We make significant investments in our resorts through the addition of new hotel rooms, restaurants, entertainment, nightlife offerings as well as other new features and amenities.

Results of operations from our wholly owned domestic resorts in the first quarter of 2013 improved compared to the first quarter of 2012 primarily as a result of increased casino revenues. Visitation to Las Vegas was up 2% in 2012 and the Las Vegas market casino revenues increased 2% in 2012. We expect our resorts to benefit from the continuation of these trends in 2013.

In Macau, results of operations also improved in the first quarter of 2013 compared to the prior year period led by strong gaming volumes. Despite continued concerns about economic instability in China and the implementation of new smoking restrictions in Macau, we expect the Macau market to continue to grow. Recently, the pace of growth has slowed, but gross casino revenues for the Macau market still increased 15% in the first quarter of 2013, with increases in both high-end (“VIP”) and main floor volumes.

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

MGM China

We own 51% and have a controlling interest in MGM China Holdings Limited (“MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns the MGM Macau resort and casino and the related gaming subconcession and land concession and is in the process of developing a gaming resort in Cotai.  We believe our investment in MGM China plays an important role in extending our reach internationally and will foster future growth and profitability. Asia is the fastest growing gaming market in the world and Macau is the world’s largest gaming destination in terms of revenue, and has continued to grow over the past few years despite the global economic downturn.

Our current MGM China operations consist of MGM Macau and the development of the new gaming resort in Cotai. Revenues at MGM Macau are generated primarily from gaming operations made up of two distinct market segments: main floor and high-end, or VIP. MGM Macau main floor operations consist of both table games and slot machines offered to the public, which usually consists of walk-in and day trip visitors. VIP players play mostly in dedicated VIP rooms or designated gaming areas. VIP customers can be further divided into customers sourced by in-house VIP programs and those sourced through gaming promoters. A significant portion of our VIP volume is generated through the use of gaming promoters, also known as junket operators. These operators introduce VIP gaming players to MGM Macau, assist these customers with travel arrangements and extend gaming credit to these players.

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

In addition to the key performance indicators used by our wholly owned domestic resorts, MGM Macau utilizes “turnover,” which is the sum of rolling chip wagers won by MGM Macau (rolling chips purchased, plus rolling chips exchanged, less rolling chips returned). Turnover provides a basis for measuring VIP casino win percentage.  Normal win for VIP gaming operations at MGM Macau is in the range of 2.7% to 3.0% of turnover. MGM Macau’s main floor normal table games hold percentage is in the range of 25% to 35% of table games drop. Comparability of table games drop and resulting hold percentage indicators between periods can be affected by the volume of casino chips purchased at the cage versus the gaming tables. Normal slots hold percentage at MGM Macau is in the range of 5% to 6% of slots handle.

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

Other unconsolidated affiliates.  We also own 50% interests in Grand Victoria and Silver Legacy. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Silver Legacy is located in Reno, Nevada, adjacent to Circus Circus Reno, and the other 50% is owned by Eldorado LLC, which operates the resort.

MGM Hospitality.  MGM Hospitality seeks to leverage our management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. MGM Hospitality has entered into management agreements for hotels in the Middle East, North Africa, India and, through its joint venture with Diaoyutai State Guesthouse, the People’s Republic of China.  MGM Hospitality opened its first resort, MGM Grand Sanya on Hainan Island, in the People’s Republic of China in early 2012.

Borgata. We have a 50% economic interest in Borgata Hotel Casino & Spa (“Borgata”) located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. Our interest is held in trust and was offered for sale pursuant to our amended settlement agreement with the New Jersey Division of Gaming Enforcement and approved by the New Jersey Casino Control Commission (“CCC”). The terms of the amended settlement agreement previously mandated the sale by March 2014. We had the right to direct the sale through March 2013 (the “divesture period”), subject to approval of the CCC, and the trustee was responsible for selling the trust property during the following 12-month period (the “terminal sale period”).  On February 13, 2013, the settlement agreement was further amended to allow us to re-apply to the CCC for licensure in New Jersey and to defer expiration of these periods pending the outcome of the licensure process.  If the CCC denies our licensure request, then the divestiture period will immediately end, and the terminal sale period will immediately begin, which will result in our Borgata interest being disposed of by the trustee pursuant to the terms of the settlement agreement.

We consolidate the trust because we are the sole economic beneficiary and we account for our interest in Borgata under the cost method. As of March 31, 2013, the trust had $132 million of cash and investments, of which $120 million is held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within “Prepaid expenses and other.” During the three months ended March 31, 2013 and 2012, $3 million and $23 million, respectively, was withdrawn from the trust account for the payment of property taxes and interest on our senior credit facility, as authorized in accordance with the terms of the trust agreement.

Results of Operations

The following discussion is based on our consolidated financial statements for the three months ended March 31, 2013 and 2012.

Summary Financial Results

The following table summarizes our financial results:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net revenues	$2,352,148	$2,287,590
Operating income	301,817	192,606
Net income (loss)	22,578	(203,307)
Net income (loss) attributable to MGM Resorts International	6,546	(217,253)

Consolidated net revenue for the three months ended March 31, 2013 increased 3% over the prior year quarter driven by a 5% increase in casino revenue.  See below for additional information related to segment revenues.

Consolidated operating income of $302 million for the three months ended March 31, 2013 benefited from increased revenues at our wholly owned domestic resorts and MGM China, an increase in our share of operating income from CityCenter, and a decrease in depreciation and amortization expense. Depreciation and amortization decreased $25 million in the first quarter of 2013 compared to the first quarter of 2012 due primarily to lower amortization expense at MGM China as a result of extending the useful life of the gaming subconcession upon effectiveness of our Cotai land concession agreement.  Corporate expense increased 10% to $47 million for the first quarter of 2013 due primarily to costs associated with development efforts in Maryland, Massachusetts and Toronto.

Operating Results — Detailed Segment Information

The following table presents detailed information regarding consolidated net revenue and Adjusted EBITDA by segment. Management uses Adjusted Property EBITDA as the primary profit measure for our reportable segments.  See “Non-GAAP Measures” for additional information:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net revenues:
Wholly owned domestic resorts	$1,489,188	$1,479,598
MGM China	747,557	702,090
Reportable segment net revenues	2,236,745	2,181,688
Corporate and other	115,403	105,902
	$2,352,148	$2,287,590

Adjusted EBITDA:
Wholly owned domestic resorts	$361,037	$320,972
MGM China	180,455	164,521
Reportable segment Adjusted Property EBITDA	541,492	485,493
Corporate and other	(17,120)	(55,161)
	$524,372	$430,332

Wholly owned domestic resorts.  The following table presents detailed net revenue at our wholly owned domestic resorts:

	Three Months Ended
	March 31,
		Percentage
	2013	Change	2012
	(In thousands)
Casino revenue:
Table games	$239,593	16%	$206,462
Slots	408,034	(2)%	417,354
Other	16,407	(17)%	19,712
Casino revenue	664,034	3%	643,528
Non-casino revenue:
Rooms	387,843	2%	379,474
Food and beverage	339,034	(4)%	353,126
Entertainment, retail and other	256,425	(3)%	264,195
Non-casino revenue	983,302	(1)%	996,795
	1,647,336	0%	1,640,323
Less: Promotional allowances	(158,148)	(2)%	(160,725)
	$1,489,188	1%	$1,479,598

Net revenue related to wholly owned domestic resorts for the first quarter of 2013 increased 1% compared to the prior year first quarter primarily due to a 16% increase in table games revenue.  Table games hold percentage was 21.9% in the current year quarter compared to 18.7% in the prior year quarter.  Baccarat volume increased 5% compared to the prior year quarter and baccarat hold percentage increased approximately 575 basis points over the prior year quarter. Slots revenue decreased 2% primarily as a result of a decrease in slots revenues at our regional resorts, while our Las Vegas Strip resorts slots revenues increased 4%.

Rooms revenue in the first quarter of 2013 increased 2%, with a 1% increase in Las Vegas Strip REVPAR.  Occupancy at our Las Vegas Strip resorts decreased slightly compared to the prior year quarter, affected by a 2% increase in total available rooms as a result of the completion of the MGM Grand room remodel in late 2012. The following table shows key hotel statistics for our Las Vegas Strip resorts.

	Three Months Ended
	March 31,
	2013	2012

Occupancy	89%	90%
Average Daily Rate (ADR)	$133	$131
Revenue per Available Room (REVPAR)	118	117

Food and beverage revenue decreased 4% compared to the prior year due to the closure of several restaurants for remodeling.  Entertainment, retail and other revenue decreased 3% due primarily to lower revenue at our Cirque du Soleil production shows.

Adjusted Property EBITDA at our wholly owned domestic resorts increased 12% compared to the first quarter of 2012 primarily as a result of an increase in casino margin driven by higher table games revenues discussed above.

MGM China. For the quarter ended March 31, 2013, net revenue for MGM China increased 6% driven by increases in main floor table games and slots win of 26% and 19%, respectively. VIP table games turnover increased 15% from the prior year quarter, while VIP table games hold percentage decreased to 2.8% in the current quarter from 3.2% in the prior year quarter.

MGM China’s Adjusted EBITDA for the quarter ended March 31, 2013 was $180 million. Excluding branding fees of $13 million in the current year quarter and $12 million in the prior year quarter, Adjusted EBITDA increased 9%.

Corporate and other. Corporate and other revenue includes revenues from MGM Hospitality and management operations and reimbursed revenue primarily related to our CityCenter management agreement. Corporate and other Adjusted EBITDA loss for the first quarter of 2013 decreased $38 million from the comparable prior year period due primarily to an increase in our share of operating income from CityCenter, partially offset by an increase in corporate expense as discussed above.

Operating Results — Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our income (loss) from unconsolidated affiliates:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
CityCenter	$11,695	$(18,573)
Other	4,649	5,264
	$16,344	$(13,309)

Our share of CityCenter’s operating income, including certain basis difference adjustments, for the three months ended March 31, 2013 was $12 million, compared to an operating loss of $19 million in the prior year quarter.  CityCenter’s results were driven by an increase in net revenues of 32%, related primarily to an increase in casino revenue.  Aria’s casino revenue benefited from a table games hold percentage of 28.3% in the current quarter compared to 16.0% in the prior year quarter. Additionally, REVPAR at Aria increased 5% in the first quarter of 2013.

Non-operating Results

Interest expense.  Interest expense decreased $59 million to $225 million in the first quarter of 2013, mainly as a result of our December 2012 refinancing transactions.  We had minimal capitalized interest in the first quarter of 2013 and 2012.

Non-operating items from unconsolidated affiliates. Non-operating charges from unconsolidated affiliates decreased to $22 million for the three months ended March 31, 2013.  The prior year included $4 million related to our share of CityCenter’s loss on refinancing of long-term debt.

Other, net.  In connection with the amendment of our senior credit facility in the first quarter of 2012 and subsequent repayment of the non-extending loans, we recorded a loss on early retirement of debt of $59 million in the first quarter of 2012 related to previously recorded discounts and certain debt issuance costs.

Income taxes.  We remeasured the net deferred tax liability of MGM Grand Paradise due to the extension of the amortization period of the Macau gaming concession in connection with the effectiveness of the Cotai land concession, resulting in an increase in the net deferred tax liability and a corresponding increase in provision for income taxes of $65 million for the three months ended March 31, 2013.  In addition, we settled all issues under appeal in connection with the IRS audits of our consolidated federal income tax returns and our cost method investee returns for the 2003 and 2004 tax years, resulting in a reduction in provision for income taxes of $38 million, including the impact of the settlement on the valuation allowance, for the three months ended March 31, 2013.  Finally, we recorded a valuation allowance for U.S. federal deferred tax assets, resulting in an increase in provision for income taxes of $9 million for the three months ended March 31, 2013.  See Note 2 in the accompanying financial statements for further discussion of the valuation allowance and complementary tax.

Non-GAAP Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses and property transactions, net.  “Adjusted Property EBITDA” is Adjusted EBITDA before corporate expense and stock compensation expense related to the MGM Resorts stock option plan, which is not allocated to each property. MGM China recognizes stock compensation expense related to its stock compensation plan which is included in the calculation of Adjusted EBITDA for MGM China.  Adjusted EBITDA information is presented solely as a supplemental disclosure to reported GAAP measures because management believes these measures are 1) widely used measures of operating performance in the gaming and hospitality industry, and 2) a principal basis for valuation of gaming and hospitality companies.

We believe that while items excluded from Adjusted EBITDA and Adjusted Property EBITDA may be recurring in nature and should not be disregarded in evaluation of our earnings performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions or events that may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to current operating trends or be indicative of future results. For example, preopening and start-up expenses will be significantly different in periods when we are developing and constructing a major expansion project and will depend on where the current period lies within the development cycle, as well as the size and scope of the project(s). “Property transactions, net” includes normal recurring disposals, gains and losses on sales of assets related to specific assets within our resorts, but also includes gains or losses on sales of an entire operating resort or a group of resorts and impairment charges on entire asset groups or investments in unconsolidated affiliates, which may not be comparable period over period. In addition, capital allocation, tax planning, financing and stock compensation awards are all managed at the corporate level. Therefore, we use Adjusted Property EBITDA as the primary measure of wholly owned domestic resorts operating performance.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Adjusted EBITDA	$524,372	$430,332
Preopening and start-up expenses	(2,146)	—
Property transactions, net	(8,491)	(917)
Depreciation and amortization	(211,918)	(236,809)
Operating income	301,817	192,606

Non-operating income (expense)
Interest expense, net of amounts capitalized	(225,447)	(284,342)
Other, net	(23,361)	(84,442)
	(248,808)	(368,784)

Income (loss) before income taxes	53,009	(176,178)
Provision for income taxes	(30,431)	(27,129)
Net income (loss)	22,578	(203,307)
Less: Net income attributable to noncontrolling interests	(16,032)	(13,946)
Net income (loss) attributable to MGM Resorts International	$6,546	$(217,253)

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended March 31, 2013
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$66,392	$—	$4	$23,183	$89,579
MGM Grand Las Vegas	40,972	—	666	20,367	62,005
Mandalay Bay	20,822	(604)	582	18,614	39,414
The Mirage	13,550	—	4,154	12,457	30,161
Luxor	3,775	—	3,179	8,620	15,574
New York-New York	17,737	—	31	5,632	23,400
Excalibur	11,162	—	—	3,947	15,109
Monte Carlo	12,858	—	(12)	4,640	17,486
Circus Circus Las Vegas	(389)	—	—	4,946	4,557
MGM Grand Detroit	34,371	—	—	5,282	39,653
Beau Rivage	6,427	—	(298)	7,744	13,873
Gold Strike Tunica	6,820	—	(13)	3,180	9,987
Other resort operations	(328)	—	(1)	568	239
Wholly owned domestic resorts	234,169	(604)	8,292	119,180	361,037
MGM China	99,117	2,374	195	78,769	180,455
CityCenter (50%)	11,319	376	—	—	11,695
Other unconsolidated resorts	4,649	—	—	—	4,649
Management and other operations	12,783	—	4	2,974	15,761
	362,037	2,146	8,491	200,923	573,597
Stock compensation	(6,943)	—	—	—	(6,943)
Corporate	(53,277)	—	—	10,995	(42,282)
	$301,817	$2,146	$8,491	$211,918	$524,372

	Three Months Ended March 31, 2012
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$47,098	$—	$—	$23,346	$70,444
MGM Grand Las Vegas	18,349	—	327	18,649	37,325
Mandalay Bay	18,603	—	—	20,211	38,814
The Mirage	14,502	—	13	12,904	27,419
Luxor	9,209	—	—	9,155	18,364
New York-New York	18,697	—	—	5,616	24,313
Excalibur	9,622	—	—	4,557	14,179
Monte Carlo	9,973	—	5	5,018	14,996
Circus Circus Las Vegas	502	—	—	4,639	5,141
MGM Grand Detroit	32,338	—	—	9,901	42,239
Beau Rivage	9,396	—	—	7,654	17,050
Gold Strike Tunica	8,220	—	—	3,360	11,580
Other resort operations	(1,402)	—	(20)	530	(892)
Wholly owned domestic resorts	195,107	—	325	125,540	320,972
MGM China	68,127	—	—	96,394	164,521
CityCenter (50%)	(18,573)	—	—	—	(18,573)
Other unconsolidated resorts	5,264	—	—	—	5,264
Management and other operations	411	—	—	4,288	4,699
	250,336	—	325	226,222	476,883
Stock compensation	(9,332)	—	—	—	(9,332)
Corporate	(48,398)	—	592	10,587	(37,219)
	$192,606	$—	$917	$236,809	$430,332

Liquidity and Capital Resources

Cash Flows

At March 31, 2013, we held cash and cash equivalents of $1.5 billion, of which $565 million related to MGM China.

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant tax payments or refunds, and by distributions from unconsolidated affiliates. Cash provided by operating activities was $195 million for the three months ended March 31, 2013, compared to cash provided by operating activities of $292 million in the prior year period.  Operating cash flows related to MGM China were $173 million in the current year period compared to $263 million in the prior year period, affected by changes in working capital primarily related to accounts receivable and short-term gaming liabilities.

Investing activities. We had capital expenditures of $97 million for the three months ended March 31, 2013, of which $44 million related to MGM China, excluding development fees eliminated in consolidation.  Capital expenditures at MGM China included $28 million of expenditures related to the construction of MGM Cotai.  Capital expenditures also included various room remodels, restaurant remodels, and entertainment venue remodels.  Most of the costs capitalized related to furniture and fixtures, materials and external labor costs.

We had capital expenditures of $114 million in the three months ended March 31, 2012, including $9 million at MGM China. Our capital expenditures related mainly to $36 million of aircraft deposits as well as capital expenditures at various resorts including room remodels, restaurant remodels, entertainment venue remodels and theater renovations.

In the three months ended March 31, 2013, we made investments and advances of $6 million to CityCenter pursuant to the completion guarantee. In the three months ended March 31, 2012, we made investments and advances of $13 million to CityCenter pursuant to the completion guarantee.

During the three months ended March 31, 2013, our New Jersey trust received proceeds of $60 million from treasury securities with maturities greater than 90 days and reinvested $60 million in treasury securities with maturities greater than 90 days.  In the three months ended March 31, 2012, our New Jersey trust received proceeds of $60 million from treasury securities with maturities greater than 90 days and reinvested $45 million in treasury securities with maturities greater than 90 days.

Financing activities.  We borrowed net debt of $103 million, which included the $110 million draw on our senior credit facility revolver on March 28, 2013, which was used to repay a portion of our $462 million 6.75% senior notes at maturity on April 1, 2013.  During the first quarter of 2012, we issued $850 million of 8.625% senior notes due 2019 for net proceeds of $836 million, issued $1.0 billion of 7.75% senior notes due 2022 for net proceeds of $986 million and repaid $2.0 billion under our senior credit facility.

MGM China paid a $500 million dividend in March 2013, of which $255 million remained within the consolidated entity and $245 million was distributed to noncontrolling interests.  MGM China paid a $400 million dividend in March 2012, of which $204 million remained within the consolidated entity and $196 million was distributed to noncontrolling interests.

Other Factors Affecting Liquidity

Anticipated uses of cash.  We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. We expect to meet our debt obligations and planned capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, and available borrowings under our senior credit facility. Excluding MGM China, at March 31, 2013 we had $1.1 billion of principal amount of long-term debt maturing, and an estimated $826 million of cash interest payments based on current outstanding debt and applicable interest rates, within the next twelve months.  At March 31, 2013, we had $13.7 billion of indebtedness, including $2.9 billion of borrowings outstanding under our $4.0 billion senior credit facility and $553 million outstanding under the $2.0 billion MGM China credit facility. On April 1, 2013, we used a portion of the cash balance to repay our $462 million 6.75% senior notes at maturity.

We expect to spend $350 million in 2013 related to capital expenditures at our wholly owned domestic resorts, which includes expenditures for a remodel of the front façades of New York-New York and Monte Carlo, room remodels, theater renovations, information technology and slot machine purchases. Our capital expenditures fluctuate depending on our decisions with respect to strategic capital investments in new or existing resorts and the timing of capital investments to maintain the quality of our resorts, the amounts of which can vary depending on timing of larger remodel projects related to our public spaces and hotel rooms.  Such costs could increase significantly in future periods depending on the progress of our development efforts and the structure of our ownership interests in such developments. In accordance with our senior credit facility covenants, we and our restricted subsidiaries are limited to annual capital expenditures (as defined in the agreement governing our senior credit facility) of $500 million in 2013.

In Macau, MGM China expects to spend $250 million for all of 2013 on capital improvements at MGM Macau and our Cotai project, excluding land and capitalized interest.

Cotai land concession. On October 18, 2012, MGM Grand Paradise formally accepted the terms and conditions of a land concession contract from the government for its planned development on Cotai.  The land concession contract became effective on January 9, 2013 when the Macau government published it in the Official Gazette of Macau, and has an initial term of 25 years.  The land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual payments. In October 2012, MGM China paid $56 million as the initial down payment of the contract premium. Including interest on the eight semi-annual payments, MGM China has $118 million remaining payable for the land concession contract.  In addition, MGM Grand Paradise is required to pay the Macau government $269,000 per year in rent during the course of development of the land and $681,000 per year in rent once the development is completed. The annual rent is subject to review by the Macau government every five years.  MGM China has made significant progress in getting its construction team in place as well as finalizing its designs.  Under the terms of the land concession contract, MGM Grand Paradise is required to complete the development of the land within 60 months from the date of publication.

MGM China dividend policy.  In February 2013, MGM China adopted a distribution policy pursuant to which it may make semi-annual distributions in an aggregate amount per year not to exceed 35% of its anticipated consolidated annual profits. In accordance with the policy, MGM China may also declare special distributions from time to time. The determination to make distributions will be made at the discretion of the MGM China board of directors and will be based upon MGM China’s operations and earnings, development pipeline, cash flows, financial condition, capital and other reserve requirements and surplus, general financial conditions, contractual restrictions and any other conditions or factors which the board of directors deems relevant.  As a result, there can be no assurance that any distributions will be declared in the future or the amount or timing of such distributions, if any.

CityCenter completion guarantee.  In January 2011, we entered into an amended completion and cost overrun guarantee, which is collateralized by substantially all of the assets of Circus Circus Las Vegas, as well as certain undeveloped land adjacent to that property. The terms of the amended completion guarantee provide CityCenter the ability to utilize up to $124 million of subsequent net residential proceeds to fund construction costs, or to reimburse us for construction costs previously expended. As of March 31, 2013, CityCenter had received net residential proceeds in excess of the $124 million and is holding $112 million in a separate bank account representing the remaining condo proceeds available to fund completion guarantee obligations or be reimbursed to us. In accordance with CityCenter’s credit agreement and bond indentures such amounts can only be used to fund construction lien obligations or be reimbursed to us once the Perini litigation is settled.

As of March 31, 2013, we had funded $698 million under the completion guarantee and had accrued a liability of $21 million which includes estimated litigation costs related to the resolution of disputes with contractors concerning the final construction costs and estimated amounts to be paid to contractors through the legal process related to the Perini litigation. Our estimated obligation has been offset by the portion of the condominium proceeds received by CityCenter estimated to be used to settle construction lien claims upon the resolution of the Perini litigation but has not been offset by the remaining amount that we currently estimate we will be reimbursed from condominium proceeds that have been received by CityCenter.  Also, our accrual reflects certain estimated offsets to the amounts claimed by the contractors.  CityCenter has reached settlement agreements with all but seven of Perini’s first-tier subcontractors.  However, significant disputes remain with the general contractor and the remaining subcontractors.  Amounts claimed by such parties exceed amounts included in our completion guarantee accrual by approximately $154 million, as such amounts exceed our best estimate of our liability. Moreover, we have not accrued for any contingent payments to CityCenter related to the Harmon Hotel & Spa component, which will not be completed using the building as it now stands.  See Note 5 in the accompanying financial statements for discussion of the status of the Harmon.

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

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2012. There have been no significant changes in our critical accounting policies and estimates since year end.

Impairment of long-lived assets. At March 31, 2013, we did not identify circumstances that existed that would indicate the carrying value of our long-lived assets may not be recoverable; therefore, we did not review any of our long-lived asset groups — generally our operating resorts — for impairment as of March 31, 2013. Historically, the undiscounted cash flows of our significant operating asset groups have exceeded their carrying values by a substantial margin.

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

As of March 31, 2013, variable rate borrowings represented 25% of our total borrowings.  Assuming a 100 basis-point increase in LIBOR (in the case of the term B facility, over the 1% floor specified in our senior credit facility), our annual interest cost would change by $29 million based on gross amounts outstanding at March 31, 2013. Assuming a 100 basis-point increase in HIBOR for the MGM Grand Paradise credit facility, our annual interest cost would change by $6 million based on amounts outstanding at March 31, 2013. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

								Fair Value
	Debt maturing in							March 31,
	2013	2014	2015	2016	2017	Thereafter	Total	2013
	(In millions)
Fixed rate	$612	$509	$2,325	$1,476	$743	$4,579	$10,244	$11,243
Average interest rate	7.0%	5.9%	5.1%	8.2%	7.6%	7.8%	7.1%
Variable rate	$21	$28	$28	$166	$1,550	$1,663	$3,456	$3,485
Average interest rate	3.9%	3.9%	3.9%	3.0%	3.2%	4.3%	3.7%

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods.  Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to generate significant cash flow, amounts we will invest in capital expenditures, amounts we will pay under the CityCenter completion guarantee and the opening of strategic resort developments.  The foregoing is not a complete list of all forward-looking statements we make.

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

Item 4.       Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(e) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.      OTHER INFORMATION

Item 1.       Legal Proceedings

For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no significant developments in any of the cases disclosed in our Form 10-K in the three months ended March 31, 2013. Please see Note 5 for further discussion of our CityCenter construction litigation.

Item 1A.        Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no material changes to those factors for the three months ended March 31, 2013.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced.  We did not repurchase shares of our common stock during the quarter ended March 31, 2013. The maximum number of shares available for repurchase under our May 2008 repurchase program was 20 million as of March 31, 2013.

Item 6.           Exhibits

3.1                       Amended and Restated Bylaws of the Company, effective February 8, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 12, 2013).

10.1                    First Amendment to Credit Agreement, dated as of February 14, 2013, by and among the Company, MGM Grand Detroit, LLC and Bank of America, N.A., as administrative agent.

10.2                    Second Amendment, effective February 13, 2013, to the Company’s Stipulation of Settlement dated March 11, 2010, among the Company, the New Jersey Division of Gaming Enforcement, Marina District Development Company LLC and Boyd Gaming Corporation.

31.1                     Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2                     Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1                     Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2                     Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101                        The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at March 31, 2013  (unaudited) and December 31, 2012 (audited); (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012;  (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Condensed Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International

Date: May 8, 2013	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2013		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President, Chief Financial Officer and Treasurer

(Principal Financial Officer)