Form 10-Q
period 2013-06-30
MGM Resorts International
filed 2013-08-08
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 1, 2013
Common Stock, $.01 par value	489,599,080 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$1,278,673	$1,543,509
Accounts receivable, net	440,326	443,677
Inventories	101,110	107,577
Deferred income taxes, net	141,516	179,431
Prepaid expenses and other	248,615	232,898

Total current assets	2,210,240	2,507,092

Property and equipment, net	14,042,309	14,194,652

Other assets
Investments in and advances to unconsolidated affiliates	1,408,139	1,444,547
Goodwill	2,900,543	2,902,847
Other intangible assets, net	4,609,088	4,737,833
Other long-term assets, net	551,818	497,767

Total other assets	9,469,588	9,582,994

	$25,722,137	$26,284,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$229,599	$199,620
Income taxes payable	7,682	1,350
Accrued interest on long-term debt	193,660	206,736
Other accrued liabilities	1,667,205	1,517,965

Total current liabilities	2,098,146	1,925,671

Deferred income taxes	2,505,000	2,473,889
Long-term debt	13,111,961	13,589,283
Other long-term obligations	149,864	179,879

Commitments and contingencies (Note 5)

Stockholders’ equity
Common stock, $.01 par value: authorized 1,000,000,000 shares; issued and outstanding 489,596,581 and 489,234,401 shares	4,896	4,892
Capital in excess of par value	4,145,571	4,132,655
Retained earnings	127,286	213,698
Accumulated other comprehensive income	11,308	14,303

Total MGM Resorts International stockholders’ equity	4,289,061	4,365,548
Noncontrolling interests	3,568,105	3,750,468

Total stockholders’ equity	7,857,166	8,116,016

	$25,722,137	$26,284,738

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Casino	$1,443,157	$1,299,196	$2,844,577	$2,634,230
Rooms	437,710	418,766	838,960	812,386
Food and beverage	394,247	391,891	754,129	764,844
Entertainment	121,001	120,909	234,855	241,309
Retail	52,748	52,086	97,455	98,710
Other	127,914	132,900	251,740	246,023
Reimbursed costs	92,741	90,938	182,977	181,477

	2,669,518	2,506,686	5,204,693	4,978,979
Less: Promotional allowances	(188,253)	(182,921)	(371,280)	(367,624)

	2,481,265	2,323,765	4,833,413	4,611,355

Expenses
Casino	916,807	826,211	1,792,053	1,693,685
Rooms	134,001	129,897	261,710	256,052
Food and beverage	225,696	222,567	430,436	434,206
Entertainment	89,940	88,559	173,665	177,347
Retail	27,865	29,241	53,831	56,824
Other	92,819	88,835	178,792	175,057
Reimbursed costs	92,741	90,938	182,977	181,477
General and administrative	314,324	309,478	618,225	612,767
Corporate expense	52,364	42,540	98,988	84,800
Preopening and start-up expenses	3,506	—	5,652	—
Property transactions, net	88,131	90,467	96,622	91,384
Depreciation and amortization	218,151	235,643	430,069	472,452

	2,256,345	2,154,376	4,323,020	4,236,051

Income (loss) from unconsolidated affiliates	6,682	5,986	23,026	(7,323)

Operating income	231,602	175,375	533,419	367,981

Non-operating income (expense):
Interest expense, net of amounts capitalized	(214,500)	(276,323)	(439,947)	(560,665)
Non-operating items from unconsolidated affiliates	(38,864)	(20,836)	(60,943)	(47,702)
Other, net	(4,951)	46	(6,233)	(57,530)

	(258,315)	(297,113)	(507,123)	(665,897)

Income (loss) before income taxes	(26,713)	(121,738)	26,296	(297,916)
Benefit (provision) for income taxes	(3,865)	51,304	(34,296)	24,175

Net loss	(30,578)	(70,434)	(8,000)	(273,741)
Less: Net income attributable to noncontrolling interests	(62,380)	(75,018)	(78,412)	(88,964)

Net loss attributable to MGM Resorts International	$(92,958)	$(145,452)	$(86,412)	$(362,705)

Net loss per share of common stock attributable to MGM Resorts International
Basic	$(0.19)	$(0.30)	$(0.18)	$(0.74)

Diluted	$(0.19)	$(0.30)	$(0.18)	$(0.74)

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(30,578)	$(70,434)	$(8,000)	$(273,741)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6,416	8,313	(6,225)	10,001
Other	—	—	115	—

Other comprehensive income (loss)	6,416	8,313	(6,110)	10,001

Comprehensive loss	(24,162)	(62,121)	(14,110)	(263,740)
Less: Comprehensive income attributable to noncontrolling interests	(65,470)	(79,122)	(75,297)	(93,897)

Comprehensive loss attributable to MGM Resorts International	$(89,632)	$(141,243)	$(89,407)	$(357,637)

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(8,000)	$(273,741)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	430,069	472,452
Amortization of debt discounts, premiums and issuance costs	16,876	39,388
Loss on retirement of long-term debt	3,791	58,740
Provision for doubtful accounts	16,696	31,675
Stock-based compensation	16,555	20,796
Property transactions, net	96,622	91,384
Loss from unconsolidated affiliates	38,293	55,025
Distributions from unconsolidated affiliates	8,075	10,415
Deferred income taxes	69,143	(43,683)
Change in operating assets and liabilities:
Accounts receivable	(13,703)	(18,395)
Inventories	6,456	(568)
Income taxes receivable and payable, net	5,420	(7,234)
Prepaid expenses and other	(30,646)	4,833
Prepaid Cotai land concession premium	3,289	—
Accounts payable and accrued liabilities	98,230	85,904
Other	(27,104)	(14,735)

Net cash provided by operating activities	730,062	512,256

Cash flows from investing activities
Capital expenditures, net of construction payable	(242,878)	(216,230)
Dispositions of property and equipment	323	96
Investments in and advances to unconsolidated affiliates	(14,400)	(25,000)
Distributions from unconsolidated affiliates in excess of earnings	—	2,085
Investments in treasury securities - maturities longer than 90 days	(120,332)	(135,179)
Proceeds from treasury securities - maturities longer than 90 days	135,268	150,182
Other	1,806	(907)

Net cash used in investing activities	(240,213)	(224,953)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	(14,000)	257,900
Borrowings under bank credit facilities – maturities longer than 90 days	2,793,000	450,000
Repayments under bank credit facilities – maturities longer than 90 days	(2,793,000)	(2,734,128)
Issuance of senior notes	—	1,850,000
Retirement of senior notes	(462,234)	—
Debt issuance costs	(17,061)	(40,447)
Distributions to noncontrolling interest owners	(259,016)	(204,074)
Other	(1,687)	(1,365)

Net cash used in financing activities	(753,998)	(422,114)

Effect of exchange rate on cash	(687)	819

Cash and cash equivalents
Net decrease for the period	(264,836)	(133,992)
Balance, beginning of period	1,543,509	1,865,913

Balance, end of period	$1,278,673	$1,731,921

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$436,147	$473,326
Federal, state and foreign income taxes paid, net of refunds	1,382	6,246
Non-cash investing and financing activities
Increase in investment in and advances to CityCenter related to change in completion guarantee liability	$43,271	$24,794

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

The Company owns 51% and has a controlling interest in MGM China Holdings Limited (“MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns and operates the MGM Macau resort and casino and the related gaming subconcession and land concession. On October 18, 2012, MGM Grand Paradise formally accepted a land concession contract with the government of Macau to develop a second resort and casino on an approximately 17.8 acre site in Cotai, Macau. The land concession contract became effective on January 9, 2013 when the Macau government published the agreement in the Official Gazette of Macau.

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

Borgata. The Company has a 50% economic interest in Borgata Hotel Casino & Spa (“Borgata”) located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. The Company’s interest is held in trust and was offered for sale pursuant to its amended settlement agreement with the New Jersey Division of Gaming Enforcement and approved by the New Jersey Casino Control Commission (“CCC”). The terms of the amended settlement agreement previously mandated the sale by March 2014. The Company had the right to direct the sale through March 2013 (the “divesture period”), subject to approval of the CCC, and the trustee was responsible for selling the trust property during the following 12-month period (the “terminal sale period”). On February 13, 2013, the settlement agreement was further amended to allow the Company to re-apply to the CCC for licensure in New Jersey and to defer expiration of these periods pending the outcome of the licensure process. The Company has submitted its licensure request to the CCC and there can be no assurances that such request will be approved or with respect to the timing of the licensure process. If the CCC denies the Company’s licensure request, then the divesture period will immediately end, and the terminal sale period will immediately begin, which will result in the Company’s Borgata interest being disposed of by the trustee pursuant to the terms of the settlement agreement.

The Company consolidates the trust because it is the sole economic beneficiary and accounts for its interest in Borgata under the cost method. The Company reviews its investment carrying value whenever indicators of impairment exist. As of June 30, 2013, the trust had $118 million of cash and investments, of which $105 million is held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within “Prepaid expenses and other.” During the three and six months ended June 30, 2013, $14 million and $18 million, respectively, and for the three and six months ended June 30, 2012, $3 million and $26 million, respectively, was withdrawn from the trust account for the payment of property taxes and interest on the Company’s senior credit facility, as authorized in accordance with the terms of the trust agreement.

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

•	At June 30, 2013, the fair value of the Company’s treasury securities held by the Borgata trust was $105 million, measured using Level 1 inputs. See Note 1;

•	The Company uses Level 1 inputs for its long-term debt fair value disclosures. See Note 4; and

•	The Company used Level 3 inputs when assessing the fair value of its investment in Grand Victoria at June 30, 2013. See Note 3.

Income tax provision. The Company recognizes deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences with a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. Given the negative impact of the U.S. economy on the results of operations in the past several years, the Company no longer relies on projected future domestic operating income in assessing the realization of its domestic deferred tax assets and now relies only on the future reversal of existing domestic taxable temporary differences. As of June 30, 2013, the scheduled future reversal of existing U.S. federal deductible temporary differences exceeds the scheduled future reversal of existing U.S. federal taxable temporary differences. The Company recorded a valuation allowance for U.S. federal deferred tax assets in order to account for this excess, which resulted in an increase in provision for income taxes of $17 million and $26 million for the three and six months ended June 30, 2013, respectively.

Income generated from gaming operations of MGM Grand Paradise is exempted from Macau’s 12% complementary tax for the five-year period ending December 31, 2016 pursuant to approval from the Macau government granted on September 22, 2011. The approval granted in 2011 represented the second five-year exemption period granted to MGM Grand Paradise. The Company measures the net deferred tax liability of MGM Grand Paradise under the assumption that it will receive an additional five-year exemption beyond 2016. Such assumption is based upon the granting of a third five-year exemption to a competitor of MGM Grand Paradise. The Company believes MGM Grand Paradise should also be entitled to a third five-year exemption in order to ensure non-discriminatory treatment among gaming concessionaires and sub-concessionaires, a requirement under Macanese law. The net deferred tax liability of MGM Grand Paradise was re-measured during the first quarter of 2013 due to the extension of the amortization period of the Macau gaming concession in connection with the effectiveness of the Cotai land concession. This resulted in an increase in the net deferred tax liability and a corresponding increase in provision for income taxes of $65 million. While non-gaming operations remain subject to the complementary tax, MGM Grand Paradise has tax net operating losses from non-gaming operations that are fully offset by a valuation allowance.

During the first quarter of 2013, the Company settled all issues under appeal in connection with the IRS audits of the Company’s consolidated federal income tax returns and the Company’s cost method investee returns for the 2003 and 2004 tax years. Unrecognized tax benefits were reduced by $28 million and provision for income taxes was reduced by $38 million, including the impact of the settlement on the valuation allowance, as a result of this settlement.

NOTE 3 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$1,217,800	$1,220,741
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	170,000	206,296
Other	20,339	17,510

	$1,408,139	$1,444,547

The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Income (loss) from unconsolidated affiliates	$6,682	$5,986	$23,026	$(7,323)
Preopening and start-up expenses	—	—	(376)	—
Non-operating items from unconsolidated affiliates	(38,864)	(20,836)	(60,943)	(47,702)

	$(32,182)	$(14,850)	$(38,293)	$(55,025)

Non-operating expense from unconsolidated affiliates for the quarter ended June 30, 2013 includes $17 million related to statutory interest recorded by CityCenter related to estimated amounts owed in connection with the CityCenter construction litigation. The six months ended June 30, 2012 included $4 million related to the Company’s share of CityCenter’s loss on refinancing of long-term debt.

Grand Victoria

At June 30, 2013, the Company reviewed the carrying value of its Grand Victoria investment for impairment due to a higher than anticipated decline in operating results and loss of market share as a result of the opening of a new river boat casino in the Illinois market, as well as a decrease in forecasted cash flows for 2013 through 2017 compared to the prior forecast. The Company used a blended discounted cash flow analysis and guideline public company method to determine the estimated fair value from a market participant’s viewpoint. Key assumptions included in the discounted cash flow analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 2% and a discount rate of 11%. Key assumptions in the guideline public company method included business enterprise value multiples selected based on the range of multiples in the Company’s peer group. As a result of the analysis, the Company determined that it was necessary to record an other-than-temporary impairment charge of $37 million at June 30, 2013, based on an estimated fair value of $170 million for the Company’s 50% interest. The Company intends to, and believes it will be able to, retain its investment in Grand Victoria; however, due to the extent of the shortfall and the Company’s assessment of the uncertainty of fully recovering its investment, the Company has determined that the impairment was other-than-temporary. At June 30, 2012, the Company recorded an impairment charge of $85 million on its investment in Grand Victoria based on the then estimated fair value of $205 million for its 50% interest.

CityCenter

CityCenter summary financial information. Summarized balance sheet information of the CityCenter joint venture is as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Current assets	$683,700	$546,851
Property and other assets, net	8,440,512	8,606,163
Current liabilities	481,643	451,332
Long-term debt and other long-term obligations	2,583,396	2,533,918
Equity	6,059,173	6,167,764

Summarized income statement information of the CityCenter joint venture is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net revenues	$333,174	$290,145	$648,316	$529,062
Operating expenses	(356,948)	(313,129)	(672,258)	(613,503)

Operating loss	(23,774)	(22,984)	(23,942)	(84,441)
Non-operating expense	(101,992)	(64,081)	(169,667)	(139,459)

Net loss	$(125,766)	$(87,065)	$(193,609)	$(223,900)

NOTE 4 — LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Senior credit facility:
$2,786 million ($2,800 million at December 31, 2012) term loans, net	$2,778,515	$2,791,284
MGM Grand Paradise credit facility	553,081	553,531
$462.2 million 6.75% senior notes, due 2013	—	462,226
$150 million 7.625% senior subordinated debentures, due 2013, net	150,042	150,539
$508.9 million 5.875% senior notes, due 2014, net	508,694	508,540
$875 million 6.625% senior notes, due 2015, net	876,333	876,634
$1,450 million 4.25% convertible senior notes, due 2015, net	1,458,480	1,460,780
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$500 million 10% senior notes, due 2016, net	496,538	496,110
$743 million 7.625% senior notes, due 2017	743,000	743,000
$475 million 11.375% senior notes, due 2018, net	466,765	466,117
$850 million 8.625% senior notes, due 2019	850,000	850,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$0.6 million 7% debentures, due 2036, net	572	572
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	27	36

	$13,111,961	$13,589,283

Debt due within one year of the June 30, 2013 balance sheet date is classified as long-term as the Company has both the intent and ability to refinance such amounts on a long-term basis under its senior credit facility.

Senior credit facility. At June 30, 2013, the Company’s senior credit facility consisted of $1.2 billion of revolving loans, a $1.04 billion term loan A facility and a $1.74 billion term loan B facility. The revolving and term loan A facilities bear interest at LIBOR plus an applicable rate determined by the Company’s credit rating (2.75% as of June 30, 2013). The term loan B facility was re-priced in May 2013 and bears interest at LIBOR plus 2.50%, with a LIBOR floor of 1.00%, a 75 basis point reduction compared to the prior rate. The revolving and term loan A facilities mature in December 2017 and the term loan B facility matures in December 2019. The term loan A and term loan B facilities are subject to scheduled amortization payments on the last day of each calendar quarter from and after March 31, 2013 in an amount equal to 0.25% of the original principal balance. The Company permanently repaid $14 million in the six months ended June 30, 2013 in accordance with the scheduled amortization. The Company had $1.16 billion of available borrowing capacity under its senior credit facility at June 30, 2013. At June 30, 2013, the interest rate on the term loan A was 2.95% and the interest rate on the term loan B was 3.50%.

The land and substantially all of the assets of MGM Grand Las Vegas, Bellagio and The Mirage secure up to $3.35 billion of obligations outstanding under the senior credit facility. In addition, the land and substantially all of the assets of New York-New York and Gold Strike Tunica secure the entire amount of the senior credit facility and the land and substantially all of the assets of MGM Grand Detroit secure its $450 million of obligations as a co-borrower under the senior credit facility. In addition, the senior credit facility is secured by a pledge of the equity or limited liability company interests of the subsidiaries that own the pledged properties.

The senior credit facility contains customary representations and warranties and customary affirmative and negative covenants. In addition, the senior credit facility requires the Company and its restricted subsidiaries to maintain a minimum trailing four-quarter EBITDA and limits the ability of the Company and its restricted subsidiaries to make capital expenditures. As of June 30, 2013, the Company and its restricted subsidiaries are required to maintain a minimum EBITDA (as defined) of $1.0 billion. The minimum EBITDA increases to $1.05 billion for September 30, 2013 and December 31, 2013, with periodic increases thereafter. EBITDA for the trailing twelve months ended June 30, 2013 calculated in accordance with the terms of the senior credit facility was $1.2 billion. The Company and its restricted subsidiaries are within the limit of $500 million of capital expenditures for the calendar year 2013.

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

MGM China credit facility. The MGM China credit facility consists of approximately $550 million of term loans and an approximately $1.45 billion revolving credit facility due October 2017. The credit facility is subject to scheduled amortization payments beginning in 2016. The outstanding balance at June 30, 2013 was comprised solely of term loans. The interest rate on the facility fluctuates annually based on HIBOR plus a margin, which was set at 2.5% until April 2013 and ranges between 1.75% and 2.5% thereafter based on MGM China’s leverage ratio. The margin was 1.75% at June 30, 2013. MGM China is a joint and several co-borrower with MGM Grand Paradise. MGM Grand Paradise’s interest in the Cotai land use right agreement will become collateral under the MGM China credit facility upon finalization of the appropriate government approvals. The material subsidiaries of MGM China continue to guarantee the facilities, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the amended facilities. The credit facility will be used for general corporate purposes and for the development of the Cotai project.

The MGM China credit facility agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of MGM China and its subsidiaries to make investments, pay dividends and sell assets, and to incur additional debt and additional liens. MGM China is also required to maintain compliance with a maximum consolidated total leverage ratio of 4.50 to 1.00 prior to the first anniversary of the MGM Cotai opening date and 4.00 to 1.00 thereafter, in addition to a minimum interest coverage ratio of 2.50 to 1.00. MGM China was in compliance with its credit facility covenants at June 30, 2013.

Senior notes. The Company repaid its $462 million 6.75% senior notes in April 2013 at maturity.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at June 30, 2013 was $13.9 billion. At December 31, 2012, the estimated fair value of the Company’s long-term debt was $14.3 billion. Fair value was estimated using quoted market prices for the Company’s senior notes, senior subordinated notes and senior credit facility. Carrying value of the MGM China credit facility approximates fair value.

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

The CityCenter Owners and the other defendants dispute Perini’s allegations, and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to CityCenter, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon, property damage and Perini’s failure to perform its obligations to pay certain subcontractors and to prevent filing of liens against CityCenter. Parallel to the court litigation, CityCenter management conducted an extra-judicial program for settlement of CityCenter subcontractor claims. Prior to June 30, 2013, CityCenter resolved the claims of 215 first-tier Perini subcontractors (including the claims of any lower-tier subcontractors that might have claims through those first-tier subcontractors), with only seven remaining for further proceedings along with trial of Perini’s claims and CityCenter’s Harmon-related counterclaim and other claims by CityCenter against Perini and its parent guarantor, Tutor Perini. Subsequent to June 30, 2013, CityCenter reached settlement with four additional subcontractors; of the three remaining, two are implicated in the defective work at the Harmon. In August 2012, Perini recorded an amended notice of lien reducing its lien to approximately $191 million. In May 2013, Perini served an expert witness disclosure which asserted an increase in Perini’s claim for its work and materials on the CityCenter project, but Perini has not filed with the court an amended lien reflecting such additional amounts.

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

Trial of all claims, including the Perini and remaining subcontractor lien claims against CityCenter, and CityCenter’s counterclaims against Perini and certain subcontractors for defective work at the Harmon has been set to commence on February 10, 2014.

The CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the Perini lawsuit. The Company believes it is reasonably possible that the CityCenter Owners and the other defendants could be liable for up to $178 million in connection with this lawsuit. Such amounts would be funded in part under the Company’s completion guarantee which is discussed below. The Company’s estimation of reasonably possible liability does not include any offset for amounts that may be recovered on its counterclaims against Perini and certain subcontractors for defective work at the Harmon.

CityCenter completion guarantee. In January 2011, the Company entered into an amended completion and cost overrun guarantee, which is collateralized by substantially all of the assets of Circus Circus Las Vegas, as well as certain undeveloped land adjacent to that property. The terms of the amended completion guarantee provide CityCenter the ability to utilize up to $124 million of subsequent net residential proceeds to fund construction costs, or to reimburse the Company for construction costs previously expended. As of June 30, 2013, CityCenter had received net residential proceeds in excess of the $124 million and is holding $112 million in a separate bank account representing the remaining condo proceeds available to fund completion guarantee obligations or be reimbursed to the Company. In accordance with CityCenter’s credit agreement and bond indentures such amounts can only be used to fund construction lien obligations or reimbursed to the Company once the Perini litigation is settled.

As of June 30, 2013, the Company has funded $704 million under the completion guarantee and has accrued a liability of $59 million which includes estimated litigation costs related to the resolution of disputes with contractors concerning the final construction costs and estimated amounts to be paid to contractors through the legal process related to the Perini litigation. The Company believes it is reasonably possible it could be liable for an additional $20 million in excess of the amount it has accrued. The Company’s estimated obligation has been offset by $112 million of condominium proceeds received by CityCenter, which are available to fund construction lien claims upon the resolution of the Perini litigation. Also, the Company’s accrual reflects certain estimated offsets to the amounts claimed by the contractors. Moreover, the Company has not accrued for any contingent payments to CityCenter related to the Harmon component, which will not be completed using the building as it now stands.

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

The district court presiding over the Perini litigation had previously granted CityCenter’s motion to demolish the Harmon, but stayed the demolition to allow CityCenter an opportunity to conduct additional Phase 4 destructive testing at the Harmon following the court’s order prohibiting CityCenter’s structural engineering expert from extrapolating the results of pre-Phase 4 testing to untested portions of the building.

In May 2013 CityCenter completed additional Phase 4 destructive testing of 468 structural elements at the Harmon, analysis of which data confirmed the existence of a wide variety of construction defects throughout the Harmon tower. In his June 2013 expert report CityCenter’s structural engineer opined that the additional test results and extrapolation thereof to untested portions of the building show that after a service-level earthquake (typically defined as an earthquake with a 50% chance of occurring in 30 years), the Harmon can be expected to sustain extensive damage and failure of many structural elements, and in a large earthquake, such as a building code-level earthquake, critical elements of the Harmon are likely to fail and lead to a partial or complete collapse of the tower. In April 2013 Perini’s structural engineering expert John A. Martin & Associates (“JAMA”) had sent a letter to the Clark County Building Division which declared in part that JAMA no longer believes that the Harmon Tower can be repaired to a code compliant structure, which condition JAMA attributed to CityCenter’s building testing. On July 18, 2013 CityCenter filed a renewed motion with the district court for permission to demolish the Harmon. That motion has been set for hearing on August 30, 2013.

The Company does not believe it would be responsible for funding under the completion guarantee any additional remediation efforts that might be required with respect to the Harmon; however, the Company’s view is based on a number of developing factors, including with respect to on-going litigation with CityCenter’s contractors, actions by local officials and other developments related to the CityCenter venture, all of which are subject to change. CityCenter’s revolving credit facility provides that certain demolition or repair expenses may be funded only from (i) member contributions designated for demolition of the Harmon, (ii) the proceeds of certain specified extraordinary receipts (which include any proceeds from the Perini litigation) or (iii) cash or cash equivalents in an amount not to exceed $30 million in the aggregate. Based on current estimates, which are subject to change, the Company believes the demolition of the Harmon would cost approximately $30 million.

Sales and use tax on complimentary meals. In March 2008, the Nevada Supreme Court ruled, in a case involving another gaming company, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from use tax. The Company had previously paid use tax on these items and had generally filed for refunds for the periods from January 2001 to February 2008 related to this matter, which refunds had not been paid. The Company claimed the exemption on sales and use tax returns for periods after February 2008 in light of this Nevada Supreme Court decision and had not accrued or paid any sales or use tax for those periods. In February 2012, the Nevada Department of Taxation asserted that customer complimentary meals and employee meals were subject to sales tax on a prospective basis commencing February 15, 2012. In July 2012, the Nevada Department of Taxation announced that sales taxes applicable to such meals would be due and payable without penalty or interest at the earlier of certain regulatory, judicial or legislative events or June 30, 2013. The Nevada Department of Taxation’s position stemmed from a Nevada Tax Commission decision concerning another gaming company which stated that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The Clark County District Court subsequently issued a ruling in such case that held that complementary meals provided to customers were subject to sales tax, while meals provided to employees were not subject to sales tax. This decision had been appealed to the Nevada Supreme Court.

In June 2013, the Company and other similarly situated companies entered into a global settlement agreement with the Nevada Department of Taxation that, when combined with the contemporaneous passage of legislation governing the prospective treatment of complimentary meals (“AB 506”), resolved all matters concerning the prior and future taxability of such meals. AB 506 provides that complimentary meals provided to customers and employees after the effective date of the bill are not subject to either sales or use tax. Under the terms of the global settlement, the Company agreed to withdraw its refund requests and the Nevada Department of Tax agreed to drop its assertion that sales tax was due on such meals up to the effective date of AB 506. Since the Company did not previously accrue either the claims for refund of use taxes or any liability for sales taxes that the Nevada Department of Tax may have asserted prior to entering the global settlement agreement, there is no financial statement impact of entering into the settlement agreement.

Cotai land concession contract. MGM Grand Paradise’s land concession contract for an approximately 17.8 acre site in Cotai, Macau became effective on January 9, 2013 and has an initial term of 25 years. The land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual payments. As of June 30, 2013, MGM China had paid $56 million as the initial down payment of the contract premium recorded within other long-term assets, net of amortization, discussed below. Including interest on the eight semi-annual payments, MGM China has $118 million remaining payable for the land concession contract. The Company accounts for the Cotai land concession contract as an operating lease. As such, the required upfront payments are amortized over the initial 25-year contract term. As of the three and six months ended June 30, 2013, the Company had amortized $2 million and $4 million, respectively, which is classified as preopening expense during the construction of the project. In addition, in connection with the effectiveness of the Cotai land concession, the Company extended the useful life of its Macau gaming concession and is amortizing it on a straight-line basis through the initial term of the Cotai land concession.

Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $500 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At June 30, 2013, the Company had provided $35 million of total letters of credit. At June 30, 2013, MGM China had provided $39 million of guarantees under its credit facility.

Other litigation. The Company is party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 6 — INCOME (LOSS) PER SHARE OF COMMON STOCK

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted income (loss) per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Numerator:
Net loss attributable to MGM Resorts International	$(92,958)	$(145,452)	$(86,412)	$(362,705)

Denominator:
Weighted-average common shares outstanding	489,484	488,931	489,388	488,896

Anti-dilutive share-based awards excluded from the calculation of diluted earnings per share	18,498	23,942	18,498	23,942

NOTE 7 — STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

Noncontrolling interests. The noncontrolling interests in MGM China and other minor subsidiaries are presented as a separate component of stockholders’ equity in the Company’s consolidated balance sheets and the net income attributable to noncontrolling interests is presented on the Company’s consolidated statements of operations. For the six months ended June 30, 2013 and 2012, distributions to noncontrolling interests were $259 million and $204 million, respectively, related primarily to MGM China dividends discussed below.

MGM China dividends. MGM China paid a $500 million special dividend in March 2013, of which $255 million remained within the consolidated entity and $245 million was distributed to noncontrolling interests. MGM China paid a $400 million special dividend in March 2012, of which $204 million remained within the consolidated entity and $196 million was distributed to noncontrolling interests.

On August 6, 2013, MGM China’s board of directors announced a dividend of $113 million, which will be paid to shareholders of record as of August 26, 2013 and distributed on or about September 2, 2013. The Company will receive $57 million, representing its 51% share of the dividend.

Supplemental equity information. The following table presents the Company’s changes in stockholders’ equity for the six months ended June 30, 2013:

	MGM Resorts International Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	(In thousands)
Balances, January 1, 2013	$4,365,548	$3,750,468	$8,116,016
Net income (loss)	(86,412)	78,412	(8,000)
Foreign currency translation adjustment	(3,110)	(3,115)	(6,225)
Other comprehensive income from unconsolidated affiliate, net	115	—	115
Stock-based compensation	15,485	1,649	17,134
Issuance of MGM Resorts common stock pursuant to stock-based compensation awards	(2,260)	—	(2,260)
Cash distributions to noncontrolling interest owners	—	(259,017)	(259,017)
Other	(305)	(292)	(597)

Balances, June 30, 2013	$4,289,061	$3,568,105	$7,857,166

Accumulated other comprehensive income (loss). Changes in accumulated other comprehensive income (loss) by component are as follows:

	Foreign Currency Translation Adjustment	Other Adjustments	Total
	(In thousands)
Balance at January 1, 2013	$14,997	$(694)	$14,303
Current period other comprehensive income (loss)	(3,110)	115	(2,995)

Balance at June 30, 2013	$11,887	$(579)	$11,308

NOTE 8 — STOCK-BASED COMPENSATION

2005 Omnibus Incentive Plan. As of June 30, 2013, the Company had an aggregate of 16 million shares of common stock available for grant as share-based awards under the Company’s omnibus incentive plan (“Omnibus Plan”). A summary of activity under the Omnibus Plan for the six months ended June 30, 2013 is presented below:

Stock options and stock appreciation rights (“SARs”)

	Units (000’s)	Weighted Average Exercise Price
Outstanding at January 1, 2013	22,929	$14.44
Granted	60	12.80
Exercised	(1,394)	9.36
Forfeited or expired	(5,121)	14.98

Outstanding at June 30, 2013	16,474	14.69

Exercisable at June 30, 2013	9,596	17.81

Restricted stock units (“RSUs”) and performance share units (“PSUs”)

	RSUs		PSUs
	Units (000’s)	Weighted Average Grant-Date Fair Value	Units (000’s)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2013	1,424	$10.17	688	$10.03
Granted	103	14.93	—	—
Vested	(133)	12.51	—	—
Forfeited	(52)	9.94	(6)	10.03

Nonvested at June 30, 2013	1,342	10.31	682	10.03

MGM China Share Option Plan. As of June 30, 2013, MGM China had an aggregate of 1.0 billion shares of options available for grant as share-based awards under the MGM China share option plan (“MGM China Plan”). A summary of activity under the MGM China Plan for the six months ended June 30, 2013 is presented below:

Stock options

	Units (000’s)	Weighted Average Exercise Price
Outstanding at January 1, 2013	19,235	$1.98
Granted	280	2.45
Exercised	(715)	2.01
Forfeited or expired	(170)	2.01

Outstanding at June 30, 2013	18,630	2.19

Exercisable at June 30, 2013	8,081	2.00

Recognition of compensation cost. Compensation cost for both the Omnibus Plan and MGM China Plan was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Compensation cost:
Omnibus Plan	$6,508	$9,763	$13,768	$20,156
MGM China Plan	1,686	1,424	3,366	2,695

Total compensation cost	8,194	11,187	17,134	22,851
Less: Reimbursed costs and other	(262)	(995)	(579)	(2,055)

Compensation cost recognized as expense	7,932	10,192	16,555	20,796
Less: Related tax expense (benefit)	—	36	—	(417)

Compensation expense, net of tax expense (benefit)	$7,932	$10,228	$16,555	$20,379

NOTE 9 — PROPERTY TRANSACTIONS, NET

Property transactions, net includes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Grand Victoria investment impairment charge	$36,607	$85,009	$36,607	$85,009
Corporate buildings impairment charge	44,510	—	44,510	—
Other property transactions, net	7,014	5,458	15,505	6,375

	$88,131	$90,467	$96,622	$91,384

See Note 3 for discussion of the Grand Victoria investment impairment charge in 2013 and 2012. During the second quarter of 2013, the Company recorded an impairment charge of $45 million related to corporate buildings which are expected to be removed from service. In June 2013, the Company executed agreements formalizing the details of a joint venture to build a new Las Vegas arena project, of which the Company will own 50%, that will be located on the land underlying these buildings. Other property transactions, net for the three and six months ended June 30, 2013 and 2012 include miscellaneous asset disposals and demolition costs.

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

The following tables present the Company’s segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net Revenues:
Wholly owned domestic resorts	$1,535,996	$1,505,228	$3,025,184	$2,984,826
MGM China	835,149	709,296	1,582,706	1,411,386

Reportable segment net revenues	2,371,145	2,214,524	4,607,890	4,396,212
Corporate and other	110,120	109,241	225,523	215,143

	$2,481,265	$2,323,765	$4,833,413	$4,611,355

Adjusted EBITDA:
Wholly owned domestic resorts	$375,603	$345,158	$736,640	$666,130
MGM China	204,815	186,560	385,270	351,081

Reportable segment Adjusted Property EBITDA	580,418	531,718	1,121,910	1,017,211
Corporate and other	(39,028)	(30,233)	(56,148)	(85,394)

	541,390	501,485	1,065,762	931,817
Other operating expense:
Preopening and start-up expenses	(3,506)	—	(5,652)	—
Property transactions, net	(88,131)	(90,467)	(96,622)	(91,384)
Depreciation and amortization	(218,151)	(235,643)	(430,069)	(472,452)

Operating income	231,602	175,375	533,419	367,981

Non-operating income (expense):
Interest expense, net of amounts capitalized	(214,500)	(276,323)	(439,947)	(560,665)
Non-operating items from unconsolidated affiliates	(38,864)	(20,836)	(60,943)	(47,702)
Other, net	(4,951)	46	(6,233)	(57,530)

	(258,315)	(297,113)	(507,123)	(665,897)

Income (loss) before income taxes	(26,713)	(121,738)	26,296	(297,916)
Benefit (provision) for income taxes	(3,865)	51,304	(34,296)	24,175

Net loss	(30,578)	(70,434)	(8,000)	(273,741)
Less: Net income attributable to noncontrolling interests	(62,380)	(75,018)	(78,412)	(88,964)

Net loss attributable to MGM Resorts International	$(92,958)	$(145,452)	$(86,412)	$(362,705)

NOTE 11 — RELATED PARTY TRANSACTIONS

MGM China. MGM Branding and Development Holdings, Ltd., (together with its subsidiary MGM Development Services, Ltd, “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Pansy Ho indirectly holds a noncontrolling interest, has a brand license agreement with MGM China. MGM China pays a license fee to MGM Branding and Development equal to 1.75% of MGM China’s consolidated net revenue, subject to an annual cap of $36 million in 2013 with a 20% increase per annum during the agreement term. During the three and six months ended June 30, 2013, MGM China incurred total license fees of $15 million and $28 million, respectively. In the three and six months ended June 30, 2012 total license fees of $12 million and $25 million, respectively, were incurred by MGM China. Such amounts have been eliminated in consolidation.

MGM China also has a development services agreement with MGM Branding and Development to provide certain development services to MGM China in connection with future expansion of existing projects and development of future resort gaming projects. Such services are subject to a development fee which is calculated separately for each resort casino property upon commencement of development. For each such property, the fee is 2.625% of project costs, to be paid in installments as certain benchmarks are achieved. Project costs are the total costs incurred for the design, development and construction of the casino, casino hotel, integrated resort and other related sites associated with each project, including costs of construction, fixtures and fittings, signage, gaming and other supplies and equipment and all costs associated with the opening of the business to be conducted at each project but excluding the cost of land and gaming concessions and financing costs. The development fee for MGM Cotai is subject to a cap of $22 million in 2013, which will increase by 10% per annum for each year during the term of the agreement. During the six months ended June 30, 2013, MGM China incurred $15 million of fees to MGM Branding and Development related to development services. During the three and six months ended June 30, 2012, MGM China incurred $6 million of fees to MGM Branding and Development related to development services. Such amounts have been eliminated in consolidation.

An entity owned by Ms. Pansy Ho received distributions of $4 million and $14 million during the three and six months ended June 30, 2013, respectively, in connection with the ownership of a noncontrolling interest in MGM Branding and Development. The entity received distributions of $6 million and $9 million in the three and six months ended June 30, 2012, respectively.

NOTE 12 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s domestic subsidiaries, excluding certain minor subsidiaries, its domestic insurance subsidiaries and MGM Grand Detroit, LLC, have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility and the outstanding debt securities. The Company’s international subsidiaries, including MGM China, are not guarantors of such indebtedness. The Company has corrected certain prior year amounts in the current year’s presentation of the Company’s condensed consolidating statement of operations and comprehensive income and condensed consolidating statement of cash flows for intercompany balances between the parent and its guarantor and non-guarantor subsidiaries as required by Regulation S-X, Rule 3-10. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$245,269	$860,178	$1,105,100	$(307)	$2,210,240
Property and equipment, net	—	12,665,396	1,388,885	(11,972)	14,042,309
Investments in subsidiaries	19,732,256	3,920,363	—	(23,652,619)	—
Investments in and advances to unconsolidated affiliates	—	1,399,500	8,639	—	1,408,139
Other non-current assets	164,732	552,185	7,344,532	—	8,061,449

	$20,142,257	$19,397,622	$9,847,156	$(23,664,898)	$25,722,137

Current liabilities	$268,962	$976,498	$860,993	$(8,307)	$2,098,146
Intercompany accounts	1,331,204	(1,349,059)	17,855	—	—
Deferred income taxes	2,188,705	—	316,295	—	2,505,000
Long-term debt	11,956,077	154,905	1,000,979	—	13,111,961
Other long-term obligations	108,248	40,780	836	—	149,864

Total liabilities	15,853,196	(176,876)	2,196,958	(8,307)	17,864,971

MGM Resorts stockholders’ equity	4,289,061	19,574,498	4,082,093	(23,656,591)	4,289,061
Noncontrolling interests	—	—	3,568,105	—	3,568,105

Total stockholders’ equity	4,289,061	19,574,498	7,650,198	(23,656,591)	7,857,166

	$20,142,257	$19,397,622	$9,847,156	$(23,664,898)	$25,722,137

	At December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$438,878	$891,826	$1,176,844	$(456)	$2,507,092
Property and equipment, net	—	12,881,152	1,325,472	(11,972)	14,194,652
Investments in subsidiaries	19,785,312	4,077,228	—	(23,862,540)	—
Investments in and advances to unconsolidated affiliates	—	1,437,151	7,396	—	1,444,547
Other non-current assets	163,372	541,634	7,433,441	—	8,138,447

	$20,387,562	$19,828,991	$9,943,153	$(23,874,968)	$26,284,738

Current liabilities	$272,138	$989,864	$672,125	$(8,456)	$1,925,671
Intercompany accounts	960,610	(983,288)	22,678	—	—
Deferred income taxes	2,222,823	—	251,066	—	2,473,889
Long-term debt	12,432,581	155,413	1,001,289	—	13,589,283
Other long-term obligations	133,862	45,303	714	—	179,879

Total liabilities	16,022,014	207,292	1,947,872	(8,456)	18,168,722

MGM Resorts stockholders’ equity	4,365,548	19,621,699	4,244,813	(23,866,512)	4,365,548
Noncontrolling interests	—	—	3,750,468	—	3,750,468

Total stockholders’ equity	4,365,548	19,621,699	7,995,281	(23,866,512)	8,116,016

	$20,387,562	$19,828,991	$9,943,153	$(23,874,968)	$26,284,738

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,513,692	$968,039	$(466)	$2,481,265
Equity in subsidiaries’ earnings	120,773	78,596	—	(199,369)	—
Casino and hotel operations	1,366	920,319	658,650	(466)	1,579,869
General and administrative	1,037	260,928	52,359	—	314,324
Corporate expense	14,646	30,375	7,343	—	52,364
Preopening and start-up expenses	—	1,248	2,258	—	3,506
Property transactions, net	—	87,980	151	—	88,131
Depreciation and amortization	—	135,887	82,264	—	218,151

	17,049	1,436,737	803,025	(466)	2,256,345

Income from unconsolidated affiliates	—	5,620	1,062	—	6,682

Operating income (loss)	103,724	161,171	166,076	(199,369)	231,602
Interest expense, net of amounts capitalized	(199,982)	(2,714)	(11,804)	—	(214,500)
Other, net	12,595	(39,034)	(17,376)	—	(43,815)

Income (loss) before income taxes	(83,663)	119,423	136,896	(199,369)	(26,713)
Benefit (provision) for income taxes	(9,295)	5,955	(525)	—	(3,865)

Net income (loss)	(92,958)	125,378	136,371	(199,369)	(30,578)
Less: Net income attributable to noncontrolling interests	—	—	(62,380)	—	(62,380)

Net income (loss) attributable to MGM Resorts International	$(92,958)	$125,378	$73,991	$(199,369)	$(92,958)

Net income (loss)	$(92,958)	$125,378	$136,371	$(199,369)	$(30,578)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,326	3,326	6,416	(6,652)	6,416

Other comprehensive income (loss)	3,326	3,326	6,416	(6,652)	6,416

Comprehensive income (loss)	(89,632)	128,704	142,787	(206,021)	(24,162)
Less: Comprehensive income attributable to noncontrolling interests	—	—	(65,470)	—	(65,470)

Comprehensive income (loss) attributable to MGM Resorts International	$(89,632)	$128,704	$77,317	$(206,021)	$(89,632)

	Six Months Ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$2,977,657	$1,856,701	$(945)	$4,833,413
Equity in subsidiaries’ earnings	304,196	108,582	—	(412,778)	—
Expenses:
Casino and hotel operations	2,876	1,806,402	1,265,131	(945)	3,073,464
General and administrative	2,127	512,477	103,621	—	618,225
Corporate expense	29,454	58,114	11,420	—	98,988
Preopening and start-up expenses	—	1,020	4,632	—	5,652
Property transactions, net	—	96,275	347	—	96,622
Depreciation and amortization	—	263,718	166,351	—	430,069

	34,457	2,738,006	1,551,502	(945)	4,323,020

Income from unconsolidated affiliates	—	21,958	1,068	—	23,026

Operating income (loss)	269,739	370,191	306,267	(412,778)	533,419
Interest expense, net of amounts capitalized	(408,665)	(5,699)	(25,583)	—	(439,947)
Other, net	27,761	(61,852)	(33,085)	—	(67,176)

Income (loss) before income taxes	(111,165)	302,640	247,599	(412,778)	26,296
Benefit (provision) for income taxes	24,753	7,412	(66,461)	—	(34,296)

Net income (loss)	(86,412)	310,052	181,138	(412,778)	(8,000)
Less: Net income attributable to noncontrolling interests	—	—	(78,412)	—	(78,412)

Net income (loss) attributable to MGM Resorts International	$(86,412)	$310,052	$102,726	$(412,778)	$(86,412)

Net income (loss)	$(86,412)	$310,052	$181,138	$(412,778)	$(8,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,110)	(3,110)	(6,225)	6,220	(6,225)
Other	115	115	—	(115)	115

Other comprehensive income (loss)	(2,995)	(2,995)	(6,225)	6,105	(6,110)

Comprehensive income (loss)	(89,407)	307,057	174,913	(406,673)	(14,110)
Less: Comprehensive income attributable to noncontrolling interests	—	—	(75,297)	—	(75,297)

Comprehensive income (loss) attributable to MGM Resorts International	$(89,407)	$307,057	$99,616	$(406,673)	$(89,407)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(402,258)	$565,476	$566,844	$—	$730,062

Cash flows from investing activities
Capital expenditures, net of construction payable	—	(108,574)	(134,304)	—	(242,878)
Dispositions of property and equipment	—	127	196	—	323
Investments in and advances to unconsolidated affiliates	(12,400)	(2,000)	—	—	(14,400)
Investments in treasury securities - maturities longer than 90 days	—	(120,332)	—	—	(120,332)
Proceeds from treasury securities - maturities longer than 90 days	—	135,268	—	—	135,268
Other	—	1,806	—	—	1,806

Net cash used in investing activities	(12,400)	(93,705)	(134,108)	—	(240,213)

Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(14,000)	—	—	—	(14,000)
Borrowings under bank credit facilities - maturities longer than 90 days	2,343,000	—	450,000	—	2,793,000
Repayments under bank credit facilities - maturities longer than 90 days	(2,343,000)	—	(450,000)	—	(2,793,000)
Retirement of senior notes	(462,226)	(8)	—	—	(462,234)
Debt issuance costs	(17,061)	—	—	—	(17,061)
Intercompany accounts	756,926	(488,344)	(268,582)	—	—
Distributions to noncontrolling interest owners	—	—	(259,016)	—	(259,016)
Other	(1,346)	—	(341)	—	(1,687)

Net cash provided by (used in) financing activities	262,293	(488,352)	(527,939)	—	(753,998)

Effect of exchange rate on cash	—	—	(687)	—	(687)

Cash and cash equivalents
Net decrease for the period	(152,365)	(16,581)	(95,890)	—	(264,836)
Balance, beginning of period	254,385	226,242	1,062,882	—	1,543,509

Balance, end of period	$102,020	$209,661	$966,992	$—	$1,278,673

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,472,301	$852,001	$(537)	$2,323,765
Equity in subsidiaries’ earnings	126,765	87,809	—	(214,574)	—
Expenses:
Casino and hotel operations	1,912	916,172	558,701	(537)	1,476,248
General and administrative	1,873	255,863	51,742	—	309,478
Corporate expense	14,678	27,850	12	—	42,540
Property transactions, net	—	88,120	2,347	—	90,467
Depreciation and amortization	—	130,705	104,938	—	235,643

	18,463	1,418,710	717,740	(537)	2,154,376

Income (loss) from unconsolidated affiliates	—	6,062	(76)	—	5,986

Operating income (loss)	108,302	147,462	134,185	(214,574)	175,375
Interest expense, net of amounts capitalized	(261,601)	(2,747)	(11,975)	—	(276,323)
Other, net	13,942	(20,525)	(14,207)	—	(20,790)

Income (loss) before income taxes	(139,357)	124,190	108,003	(214,574)	(121,738)
Benefit (provision) for income taxes	(6,095)	(677)	58,076	—	51,304

Net income (loss)	(145,452)	123,513	166,079	(214,574)	(70,434)
Less: Net income attributable to noncontrolling interests	—	—	(75,018)	—	(75,018)

Net income (loss) attributable to MGM Resorts International	$(145,452)	$123,513	$91,061	$(214,574)	$(145,452)

Net income (loss)	$(145,452)	$123,513	$166,079	$(214,574)	$(70,434)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4,209	4,209	8,313	(8,418)	8,313

Other comprehensive income (loss)	4,209	4,209	8,313	(8,418)	8,313

Comprehensive income (loss)	(141,243)	127,722	174,392	(222,992)	(62,121)
Less: Comprehensive income attributable to noncontrolling interests	—	—	(79,122)	—	(79,122)

Comprehensive income (loss) attributable to MGM Resorts International	$(141,243)	$127,722	$95,270	$(222,992)	$(141,243)

	Six Months Ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$2,906,836	$1,705,056	$(537)	$4,611,355
Equity in subsidiaries’ earnings	227,723	112,501	—	(340,224)	—
Expenses:
Casino and hotel operations	4,243	1,828,522	1,142,420	(537)	2,974,648
General and administrative	3,830	506,540	102,397	—	612,767
Corporate expense	32,329	52,692	(221)	—	84,800
Property transactions, net	—	89,037	2,347	—	91,384
Depreciation and amortization	—	261,185	211,267	—	472,452

	40,402	2,737,976	1,458,210	(537)	4,236,051

Loss from unconsolidated affiliates	—	(7,212)	(111)	—	(7,323)

Operating income (loss)	187,321	274,149	246,735	(340,224)	367,981
Interest expense, net of amounts capitalized	(529,909)	(5,508)	(25,248)	—	(560,665)
Other, net	(30,715)	(46,738)	(27,779)	—	(105,232)

Income (loss) before income taxes	(373,303)	221,903	193,708	(340,224)	(297,916)
Benefit (provision) for income taxes	10,598	(972)	14,549	—	24,175

Net income (loss)	(362,705)	220,931	208,257	(340,224)	(273,741)
Less: Net income attributable to noncontrolling interests	—	—	(88,964)	—	(88,964)

Net income (loss) attributable to MGM Resorts International	$(362,705)	$220,931	$119,293	$(340,224)	$(362,705)

Net income (loss)	$(362,705)	$220,931	$208,257	$(340,224)	$(273,741)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	5,068	5,068	10,001	(10,136)	10,001

Other comprehensive income (loss)	5,068	5,068	10,001	(10,136)	10,001

Comprehensive income (loss)	(357,637)	225,999	218,258	(350,360)	(263,740)
Less: Comprehensive income attributable to noncontrolling interests	—	—	(93,897)	—	(93,897)

Comprehensive income (loss) attributable to MGM Resorts International	$(357,637)	$225,999	$124,361	$(350,360)	$(357,637)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(428,840)	$502,816	$438,280	$—	$512,256

Cash flows from investing activities
Capital expenditures, net of construction payable	—	(190,895)	(25,335)	—	(216,230)
Dispositions of property and equipment	—	30	66	—	96
Investments in and advances to unconsolidated affiliates	(25,000)	—	—	—	(25,000)
Distributions from unconsolidated affiliates in excess of earnings	—	2,085	—	—	2,085
Investments in treasury securities- maturities longer than 90 days	—	(135,179)	—	—	(135,179)
Proceeds from treasury securities- maturities longer than 90 days	—	150,182	—	—	150,182
Other	—	(907)	—	—	(907)

Net cash used in investing activities	(25,000)	(174,684)	(25,269)	—	(224,953)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities -maturities of 90 days or less	(192,100)	—	450,000	—	257,900
Borrowings under bank credit facilities maturities - longer than 90 days	—	—	450,000	—	450,000
Repayments under bank credit facilities maturities - longer than 90 days	(1,834,128)	—	(900,000)	—	(2,734,128)
Issuance of senior notes	1,850,000	—	—	—	1,850,000
Debt issuance costs	(40,447)	—	—	—	(40,447)
Intercompany accounts	405,077	(345,477)	(59,600)	—	—
Distributions to noncontrolling interest owners	—	—	(204,074)	—	(204,074)
Other	(698)	(629)	(38)	—	(1,365)

Net cash provided by (used in) financing activities	187,704	(346,106)	(263,712)	—	(422,114)

Effect of exchange rate on cash	—	—	819	—	819

Cash and cash equivalents
Net increase (decrease) for the period	(266,136)	(17,974)	150,118	—	(133,992)
Balance, beginning of period	795,326	230,888	839,699	—	1,865,913

Balance, end of period	$529,190	$212,914	$989,817	$—	$1,731,921

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

Our primary business is the ownership and operation of casino resorts, which includes offering gaming, hotel, convention, dining, entertainment, retail and other resort amenities. We believe that we own and invest in several of the premier casino resorts in the world and have continually reinvested in our resorts to maintain our competitive advantage. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our resorts to generate operating cash flow to repay debt financings, fund capital expenditures and provide excess cash flow for future development. We make significant investments in our resorts through exciting newly remodeled hotel rooms, restaurants, entertainment and nightlife offerings, as well as other new features and amenities.

Results of operations from our wholly owned domestic resorts in the second quarter of 2013 improved compared to the second quarter of 2012 as a result of increased casino and hotel revenues as economic conditions continue to improve. In the Las Vegas Strip market, as reported by the Las Vegas Convention and Visitors Authority, casino revenues increased 3% through June of 2013, and although visitation to Las Vegas was flat for the same period, the average room rate increased 3% compared to the same period in the prior year. We expect our resorts to benefit from the continuation of these trends through the remainder of 2013.

In Macau, results of operations also improved in the second quarter of 2013 compared to the prior year period led by strong gaming volumes. Despite continued concerns about economic uncertainty in China and the implementation of new smoking restrictions in Macau, we expect the Macau market to continue to grow. Gross casino revenues for the Macau market increased 16% in the second quarter of 2013, with increases in both high-end (“VIP”) and main floor volumes.

Our results of operations are affected by decisions we make related to our capital allocation, our access to capital and our cost of capital. In December 2012, we completed a comprehensive refinancing transaction that allows us to maximize free cash flow and further enhance our deleveraging efforts. While we are focused on continuing to improve our financial position and lower our interest costs, we are also dedicated to capitalizing on development opportunities. In Macau, we plan to spend approximately $2.6 billion, excluding land and capitalized interest, to develop a resort and casino featuring approximately 1,600 hotel rooms, 500 gaming tables, and 2,500 slots built on an approximately 17.8 acre site in Cotai, Macau. In addition, we have been actively pursuing development opportunities in markets such as Maryland and Massachusetts.

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

MGM China

We own 51% and have a controlling interest in MGM China Holdings Limited (“MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns and operates the MGM Macau resort and casino and the related gaming subconcession and land concession, and is in the process of developing a gaming resort in Cotai. We believe our investment in MGM China plays an important role in extending our reach internationally and will foster future growth and profitability. Asia is the fastest growing gaming market in the world and Macau is the world’s largest gaming destination in terms of revenue, and has continued to grow over the past few years despite the global economic downturn.

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

Borgata. We have a 50% economic interest in Borgata Hotel Casino & Spa (“Borgata”) located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. Our interest is held in trust and was offered for sale pursuant to our amended settlement agreement with the New Jersey Division of Gaming Enforcement and approved by the New Jersey Casino Control Commission (“CCC”). The terms of the amended settlement agreement previously mandated the sale by March 2014. We had the right to direct the sale through March 2013 (the “divesture period”), subject to approval of the CCC, and the trustee was responsible for selling the trust property during the following 12-month period (the “terminal sale period”). On February 13, 2013, the settlement agreement was further amended to allow us to re-apply to the CCC for licensure in New Jersey and to defer expiration of these periods pending the outcome of the licensure process. We have submitted our licensure request to the CCC and there can be no assurances that such request will be approved or with respect to the timing of the licensure process. If the CCC denies our licensure request, then the divesture period will immediately end, and the terminal sale period will immediately begin, which will result in our Borgata interest being disposed of by the trustee pursuant to the terms of the settlement agreement.

We consolidate the trust because we are the sole economic beneficiary and we account for our interest in Borgata under the cost method. As of June 30, 2013, the trust had $118 million of cash and investments, of which $105 million is held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within “Prepaid expenses and other.” During the three and six months ended June 30, 2013, $14 million and $18 million, respectively, were withdrawn from the trust account for the payment of property taxes and interest on our senior credit facility, as authorized in accordance with the terms of the trust agreement. For the three and six months ended June 30, 2012, $3 million and $26 million, respectively, were withdrawn from the trust account.

Results of Operations

The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2013 and 2012.

Summary Financial Results

The following table summarizes our financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(In thousands)
Net revenues	$2,481,265	$2,323,765	$4,833,413	$4,611,355
Operating income	231,602	175,375	533,419	367,981
Net loss	(30,578)	(70,434)	(8,000)	(273,741)
Net loss attributable to MGM Resorts International	(92,958)	(145,452)	(86,412)	(362,705)

Consolidated net revenue for the three months ended June 30, 2013 increased 7% over the prior year quarter due primarily to an 11% increase in casino revenue. Consolidated net revenue for the six months ended June 30, 2013 increased 5% over the prior year period due primarily to an increase of 8% in casino revenues. See below for additional information related to segment revenues.

Consolidated operating income of $232 million for the three months ended June 30, 2013 benefited from increased revenues at our wholly owned domestic resorts and MGM China. In addition, depreciation and amortization decreased $17 million and $42 million in the three and six months ended June 30, 2013, respectively, compared to the three and six months of 2012, due primarily to lower amortization expense at MGM China as a result of extending the useful life of the gaming subconcession upon effectiveness of our Cotai land concession agreement. Corporate expense increased 23% to $52 million for the quarter ended June 30, 2013 and 17% to $99 million for the six months ended June 30, 2013, due primarily to costs associated with development efforts in Massachusetts and Maryland.

Operating Results – Detailed Segment Information

The following table presents detailed information regarding consolidated net revenue and Adjusted EBITDA by segment. Management uses Adjusted Property EBITDA as the primary profit measure for our reportable segments. See “Non-GAAP Measures” for additional information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net revenues:
Wholly owned domestic resorts	$1,535,996	$1,505,228	$3,025,184	$2,984,826
MGM China	835,149	709,296	1,582,706	1,411,386

Reportable segment net revenues	2,371,145	2,214,524	4,607,890	4,396,212
Corporate and other	110,120	109,241	225,523	215,143

	$2,481,265	$2,323,765	$4,833,413	$4,611,355

Adjusted EBITDA:
Wholly owned domestic resorts	$375,603	$345,158	$736,640	$666,130
MGM China	204,815	186,560	385,270	351,081

Reportable segment Adjusted Property EBITDA	580,418	531,718	1,121,910	1,017,211
Corporate and other	(39,028)	(30,233)	(56,148)	(85,394)

	$541,390	$501,485	$1,065,762	$931,817

Wholly owned domestic resorts. The following table presents detailed net revenue at our wholly owned domestic resorts:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Percentage Change	2012	2013	Percentage Change	2012
	(In thousands)
Casino revenue:
Table games	$184,546	4%	$177,783	$424,139	10%	$384,245
Slots	418,528	3%	406,887	826,562	0%	824,242
Other	14,567	(4%)	15,251	30,974	(11%)	34,962

Casino revenue	617,641	3%	599,921	1,281,675	3%	1,243,449
Non-casino revenue:
Rooms	423,285	5%	404,570	811,127	3%	784,043
Food and beverage	373,414	0%	373,169	712,448	(2%)	726,295
Entertainment, retail and other	283,564	(1%)	286,629	539,990	(2%)	550,824

Non-casino revenue	1,080,263	1%	1,064,368	2,063,565	0%	2,061,162

	1,697,904	2%	1,664,289	3,345,240	1%	3,304,611
Less: Promotional allowances	(161,908)	2%	(159,061)	(320,056)	0%	(319,785)

	$1,535,996	2%	$1,505,228	$3,025,184	1%	$2,984,826

Net revenue related to wholly owned domestic resorts increased 2% for the quarter ended June 30, 2013, primarily as a result of increased casino revenue and rooms revenue. Table games hold percentage was 18.1% for the current quarter compared to 17.7% in the prior year period. Overall table games volumes decreased 3% for the second quarter due primarily to lower baccarat drop which was offset by the increase in hold percentage. Slots revenue increased 3% compared to the prior year quarter. Net revenue related to wholly owned domestic resorts increased 1% for the six months ended June 30, 2013, primarily as a result of increased casino revenue. Table games hold percentage was 20.1% for the six months ended June 30, 2013, compared to 18.3% for the six months ended June 30, 2012, and total table games volume decreased 4% compared to the six month period ended June 30, 2012. Slots revenue was flat for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Rooms revenue for the quarter ended June 30, 2013 increased 5%, with a 3% increase in Las Vegas Strip REVPAR. Rooms revenue for the six months ended June 30, 2013 increased 3% with a 2% increase in Las Vegas Strip REVPAR. Occupancy at our Las Vegas Strip resorts was up slightly in the three months ended June 30, 2013 and relatively flat for the six months ended June 30, 2013.

The following table shows key hotel statistics for our Las Vegas Strip resorts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Occupancy	95%	94%	92%	92%
Average Daily Rate (ADR)	$134	$131	$133	$131
Revenue per Available Room (REVPAR)	127	124	123	121

Food and beverage revenue for the three months ended June 30, 2013 was flat compared to the same period in the prior year. The decrease from closure of certain restaurants for remodeling was offset by an increase in convention and banquet revenue. Food and beverage revenue for the six months ended June 30, 2013 decreased 2% compared to the prior year due primarily to the closure of several restaurants for remodeling. Entertainment, retail and other revenue decreased for the three and six months ended June 30, 2013 due primarily to lower revenue at our Cirque du Soleil production shows.

Adjusted Property EBITDA at our wholly owned domestic resorts increased 9% and 11% for the three and six months ended June 30, 2013, respectively, primarily as a result of an increase in casino margin driven by higher table games revenue, as well as an increase in rooms revenue, as discussed above.

MGM China. For the quarter ended June 30, 2013, net revenue for MGM China increased 18% driven by increases in VIP table games turnover and main floor table games volume of 34% and 11%, respectively. VIP table games hold percentage decreased from 3.3% in the quarter ended June 30, 2012 to 2.9% in the quarter ended June 30, 2013 and main floor table games hold percentage increased from 30.4% to 35.3% in the same period comparison. Slots revenue increased due to an 11% increase in volume. MGM China’s Adjusted EBITDA for the quarter ended June 30, 2013 was $205 million. Excluding branding fees of $15 million and $12 million for the quarter ended June 30, 2013 and 2012, respectively, Adjusted EBITDA increased 10%.

Net revenue for the six months ended June 30, 2013 increased 12% compared to the same period in the prior year, due to increases in both VIP table games turnover and main floor table games volumes of 24% and 9%, respectively. VIP table games hold percentage was 2.8% in the current six month period compared to 3.2% in the prior year, while main floor table games hold increased from 28.9% in the prior year period to 33.8% in the current year. Slots volume for the six months ended June 30, 2013 increased 19% compared to prior year. MGM China’s Adjusted EBITDA for the six months ended June 30, 2013 was $385 million, which included branding fees of $28 million. Excluding branding fees, Adjusted EBITDA increased 10% compared to the same period in the prior year.

Corporate and other. Corporate and other revenue includes revenues from MGM Hospitality and management operations and reimbursed revenue related primarily to our CityCenter management agreement. Corporate and other Adjusted EBITDA loss for the second quarter of 2013 increased $9 million from the comparable prior year period due primarily to increased corporate expense related to development initiatives in Massachusetts and Maryland. Adjusted EBITDA loss for the six month period ended June 30, 2013 decreased $29 million due mainly to an increase in our share of operating income from CityCenter and a reduction in stock compensation expense, partially offset by an increase in corporate expense as discussed above.

Operating Results — Details of Certain Charges

Property transactions, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Grand Victoria investment impairment charge	$36,607	$85,009	$36,607	$85,009
Corporate buildings impairment charge	44,510	—	44,510	—
Other property transactions, net	7,014	5,458	15,505	6,375

	$88,131	$90,467	$96,622	$91,384

At June 30, 2013, we reviewed the carrying value of our Grand Victoria investment for impairment due to a higher than anticipated decline in operating results and loss of market share as a result of the opening of a new river boat casino in the Illinois market, as well as a decrease in forecasted cash flows for 2013 through 2017 compared to the prior forecast. We used a blended discounted cash flow analysis and guideline public company method to determine the estimated fair value from a market participant’s viewpoint. Key assumptions included in the discounted cash flow analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 2% and a discount rate of 11%. Key assumptions in the guideline public company method included business enterprise value multiples selected based on the range of multiples in the Company’s peer group. As a result of the analysis, we determined that it was necessary to record an other-than-temporary impairment charge of $37 million at June 30, 2013, based on an estimated fair value of $170 million for our 50% interest. We intend to, and believe we will be able to, retain our investment in Grand Victoria; however, due to the extent of the shortfall and our assessment of the uncertainty of fully recovering our investment, we have determined that the impairment was other-than-temporary. At June 30, 2012, we recorded an impairment charge of $85 million on our investment in Grand Victoria based on the then estimated fair value of $205 million for our 50% interest.

During the three months ended June 30, 2013 we recorded an impairment charge of $45 million related to corporate buildings which are expected to be removed from service. In June 2013, we executed agreements formalizing the details of a joint venture to build a new Las Vegas arena project, of which we will own 50%, that will be located on the land underlying these buildings. Other property transactions, net for the three and six months ended June 30, 2013 and 2012 include miscellaneous asset disposals and demolition costs.

Operating Results – Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our income (loss) from unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
CityCenter	$861	$642	$12,556	$(17,931)
Other	5,821	5,344	10,470	10,608

	$6,682	$5,986	$23,026	$(7,323)

Our share of CityCenter’s operating income, including certain basis difference adjustments, increased slightly for the quarter ended June 30, 2013 compared to the prior year quarter. CityCenter’s net revenues increased 15% due primarily to increased residential revenues. Casino revenue decreased 16% due to lower table games hold percentage, which was 20.8% in the current year quarter and 24.0% in the prior year quarter. In addition, CityCenter’s second quarter results were also negatively affected by $10 million of property transactions.

For the six months ended June 30, 2013, our share of operating income was $13 million compared to an operating loss of $18 million in the prior year period. CityCenter’s net revenue for the six months ended June 30, 2013 increased 23% compared to the six months ended June 30, 2012, related to an increase in casino revenue as well as increased residential revenues. Aria’s casino revenue benefited from an increase in table games volume and a table games hold percentage of 25.1% in 2013 compared to 20.2% in the prior year.

Non-operating Results

Interest expense. Interest expense decreased $62 million and $121 million for the three and six months ended June 30, 2013, respectively, compared to 2012, primarily as a result of the December 2012 refinancing transactions. At MGM China, interest expense was $7 million and $16 million, respectively, for the three and six months of 2013 compared to $6 million and $11 million in the prior year three and six month periods. We had minimal capitalized interest in the three and six months of 2013 and 2012.

Non-operating items from unconsolidated affiliates. Non-operating expense from unconsolidated affiliates increased to $39 million for the quarter ended June 30, 2013 as a result of statutory interest recorded by CityCenter related to estimated amounts owed in connection with the CityCenter construction litigation. The prior year included $4 million related to our share of CityCenter’s loss on refinancing of long-term debt.

Other, net. During the second quarter of 2013, we recorded a loss on early retirement of debt of $4 million related to the re-pricing of the term loan B credit facility. In connection with the amendment of our senior credit facility in the first quarter of 2012 and subsequent repayment of the non-extending loans, we recorded a loss on early retirement of debt of $59 million in the first quarter of 2012 related to previously recorded discounts and certain debt issuance costs.

Income taxes. We remeasured the net deferred tax liability of MGM Grand Paradise due to the extension of the amortization period of the Macau gaming concession in connection with the effectiveness of the Cotai land concession, resulting in an increase in the net deferred tax liability and a corresponding increase in provision for income taxes of $65 million in the first quarter of 2013. In addition, we settled all issues under appeal in connection with the IRS audits of our consolidated federal income tax returns and our cost method investee returns for the 2003 and 2004 tax years, resulting in a reduction in provision for income taxes of $38 million, including the impact of the settlement on the valuation allowance, in the first quarter of 2013. Finally, we recorded a valuation allowance for U.S. federal deferred tax assets, resulting in an increase in provision for income taxes of $17 million and $26 million for the three and six months ended June 30, 2013, respectively. See Note 2 in the accompanying financial statements for further discussion of the valuation allowance and complementary tax.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Adjusted EBITDA	$541,390	$501,485	$1,065,762	$931,817
Preopening and start-up expenses	(3,506)	—	(5,652)	—
Property transactions, net	(88,131)	(90,467)	(96,622)	(91,384)
Depreciation and amortization	(218,151)	(235,643)	(430,069)	(472,452)

Operating income	231,602	175,375	533,419	367,981

Non-operating expense
Interest expense, net of amounts capitalized	(214,500)	(276,323)	(439,947)	(560,665)
Other, net	(43,815)	(20,790)	(67,176)	(105,232)

	(258,315)	(297,113)	(507,123)	(665,897)
Income (loss) before income taxes	(26,713)	(121,738)	26,296	(297,916)
Benefit (provision) for income taxes	(3,865)	51,304	(34,296)	24,175

Net loss	(30,578)	(70,434)	(8,000)	(273,741)
Less: Net income attributable to noncontrolling interests	(62,380)	(75,018)	(78,412)	(88,964)

Net loss attributable to MGM Resorts International	$(92,958)	$(145,452)	$(86,412)	$(362,705)

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended June 30, 2013
	Operating Income (Loss)	Preopening and Start-up Expenses	Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$71,386	$—	$337	$27,799	$99,522
MGM Grand Las Vegas	29,400	—	104	20,131	49,635
Mandalay Bay	23,414	1,078	1,854	23,012	49,358
The Mirage	11,714	—	141	12,673	24,528
Luxor	9,097	112	(252)	9,331	18,288
New York-New York	17,958	—	499	5,215	23,672
Excalibur	16,382	—	13	3,376	19,771
Monte Carlo	12,183	58	2,964	4,678	19,883
Circus Circus Las Vegas	801	—	10	4,485	5,296
MGM Grand Detroit	32,709	—	—	5,953	38,662
Beau Rivage	8,732	—	7	7,727	16,466
Gold Strike Tunica	3,966	—	1,187	3,365	8,518
Other resort operations	1,441	—	—	563	2,004

Wholly owned domestic resorts	239,183	1,248	6,864	128,308	375,603

MGM China	126,134	2,258	150	76,273	204,815
CityCenter (50%)	861	—	—	—	861
Other unconsolidated resorts	5,821	—	—	—	5,821
Management and other operations	6,111	—	(4)	2,953	9,060

	378,110	3,506	7,010	207,534	596,160

Stock compensation	(6,246)	—	—	—	(6,246)
Corporate	(140,262)	—	81,121	10,617	(48,524)

	$231,602	$3,506	$88,131	$218,151	$541,390

	Three Months Ended June 30, 2012
	Operating Income (Loss)	Preopening and Start-up Expenses	Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$58,322	$—	$354	$24,676	$83,352
MGM Grand Las Vegas	8,072	—	803	20,157	29,032
Mandalay Bay	26,963	—	545	19,891	47,399
The Mirage	12,240	—	57	12,770	25,067
Luxor	8,406	—	185	8,754	17,345
New York-New York	18,002	—	243	5,417	23,662
Excalibur	14,769	—	3	4,353	19,125
Monte Carlo	10,930	—	553	4,925	16,408
Circus Circus Las Vegas	3,036	—	77	5,035	8,148
MGM Grand Detroit	32,431	—	884	10,022	43,337
Beau Rivage	11,727	—	8	7,666	19,401
Gold Strike Tunica	7,713	—	2	3,326	11,041
Other resort operations	1,184	—	6	651	1,841

Wholly owned domestic resorts	213,795	—	3,720	127,643	345,158

MGM China	90,215	—	1,464	94,881	186,560
CityCenter (50%)	642	—	—	—	642
Other unconsolidated resorts	5,344	—	—	—	5,344
Management and other operations	6,855	—	—	3,249	10,104

	316,851	—	5,184	225,773	547,808

Stock compensation	(8,769)	—	—	—	(8,769)
Corporate	(132,707)	—	85,283	9,870	(37,554)

	$175,375	$—	$90,467	$235,643	$501,485

	Six Months Ended June 30, 2013
	Operating Income (Loss)	Preopening and Start-up Expenses	Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$137,778	$—	$341	$50,982	$189,101
MGM Grand Las Vegas	70,372	—	770	40,498	111,640
Mandalay Bay	44,236	474	2,436	41,626	88,772
The Mirage	25,264	—	4,295	25,130	54,689
Luxor	12,872	112	2,927	17,951	33,862
New York-New York	35,695	—	530	10,847	47,072
Excalibur	27,544	—	13	7,323	34,880
Monte Carlo	25,041	58	2,952	9,318	37,369
Circus Circus Las Vegas	412	—	10	9,431	9,853
MGM Grand Detroit	67,080	—	—	11,235	78,315
Beau Rivage	15,159	—	(291)	15,471	30,339
Gold Strike Tunica	10,786	—	1,174	6,545	18,505
Other resort operations	1,113	—	(1)	1,131	2,243

Wholly owned domestic resorts	473,352	644	15,156	247,488	736,640

MGM China	225,251	4,632	345	155,042	385,270
CityCenter (50%)	12,180	376	—	—	12,556
Other unconsolidated resorts	10,470	—	—	—	10,470
Management and other operations	18,894	—	—	5,927	24,821

	740,147	5,652	15,501	408,457	1,169,757

Stock compensation	(13,189)	—	—	—	(13,189)
Corporate	(193,539)	—	81,121	21,612	(90,806)

	$533,419	$5,652	$96,622	$430,069	$1,065,762

	Six Months Ended June 30, 2012
	Operating Income (Loss)	Preopening and Start-up Expenses	Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$105,420	$—	$354	$48,022	$153,796
MGM Grand Las Vegas	26,421	—	1,130	38,806	66,357
Mandalay Bay	45,566	—	545	40,102	86,213
The Mirage	26,742	—	70	25,674	52,486
Luxor	17,615	—	185	17,909	35,709
New York-New York	36,699	—	243	11,033	47,975
Excalibur	24,391	—	3	8,910	33,304
Monte Carlo	20,903	—	558	9,943	31,404
Circus Circus Las Vegas	3,538	—	77	9,674	13,289
MGM Grand Detroit	64,769	—	884	19,923	85,576
Beau Rivage	21,123	—	8	15,320	36,451
Gold Strike Tunica	15,933	—	2	6,686	22,621
Other resort operations	(218)	—	(14)	1,181	949

Wholly owned domestic resorts	408,902	—	4,045	253,183	666,130

MGM China	158,342	—	1,464	191,275	351,081
CityCenter (50%)	(17,931)	—	—	—	(17,931)
Other unconsolidated resorts	10,608	—	—	—	10,608
Management and other operations	7,266	—	—	7,537	14,803

	567,187	—	5,509	451,995	1,024,691

Stock compensation	(18,101)	—	—	—	(18,101)
Corporate	(181,105)	—	85,875	20,457	(74,773)

	$367,981	$—	$91,384	$472,452	$931,817

Liquidity and Capital Resources

Cash Flows

Our cash balance at June 30, 2013 was $1.3 billion, which included $840 million at MGM China.

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant tax payments or refunds, and by distributions from unconsolidated affiliates. Cash provided by operating activities was $730 million for the six months ended June 30, 2013, compared to cash provided by operating activities of $512 million in the prior year period. Operating cash flows related to MGM China were $528 million in the current year period compared to $364 million in the prior year period and were positively affected by changes in working capital primarily related to short-term gaming liabilities.

Investing activities. We had capital expenditures of $243 million for the six months ended June 30, 2013, of which $125 million related to MGM China, excluding development fees eliminated in consolidation. Capital expenditures at MGM China primarily related to the construction of MGM Cotai, including a $47 million construction deposit. Capital expenditures at our wholly owned domestic resorts included various room remodels, restaurant remodels, and entertainment venue remodels. Most of the costs capitalized related to furniture and fixtures, materials and external labor costs.

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

In the six months ended June 30, 2013, we made investments and advances of $12 million to CityCenter pursuant to the completion guarantee, compared to $25 million in the six months ended June 30, 2012.

During the six months ended June 30, 2013, our New Jersey trust received proceeds of $135 million from treasury securities with maturities greater than 90 days and reinvested $120 million in treasury securities with maturities greater than 90 days. In the six months ended June 30, 2012, our New Jersey trust received proceeds of $150 million from treasury securities with maturities greater than 90 days and reinvested $135 million in treasury securities with maturities greater than 90 days.

Financing activities. During the six months ended June 30, 2013, we repaid net debt of $476 million, which included the repayment of our $462 million 6.75% senior notes at maturity on April 1, 2013. We incurred $17 million of debt issuance costs related to the re-pricing of the term loan B facility in May 2013. During the first half of 2012, we issued $850 million of 8.625% senior notes due 2019 for net proceeds of $836 million, issued $1.0 billion of 7.75% senior notes due 2022 for net proceeds of $986 million and repaid $2.0 billion under our senior credit facility.

MGM China paid a $500 million dividend in March 2013, of which $255 million remained within the consolidated entity and $245 million was distributed to noncontrolling interests. MGM China paid a $400 million dividend in March 2012, of which $204 million remained within the consolidated entity and $196 million was distributed to noncontrolling interests.

Other Factors Affecting Liquidity

Anticipated uses of cash. We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. We expect to meet our debt obligations and planned capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, and available borrowings under our senior credit facility. Excluding MGM China, at June 30, 2013 we had $687 million of principal amount of long-term debt maturing, and an estimated $806 million of cash interest payments based on current outstanding debt and applicable interest rates, within the next twelve months. At June 30, 2013, we had $13.1 billion of indebtedness, including $2.8 billion of borrowings outstanding under our $4.0 billion senior credit facility and $553 million outstanding under the $2.0 billion MGM China credit facility.

We expect to spend $350 million in the twelve months ending December 31, 2013 related to capital expenditures at our wholly owned domestic resorts, which includes expenditures for a remodel of the front façades of New York-New York and Monte Carlo, room remodels, theater renovations, information technology and slot machine purchases. Our capital expenditures fluctuate depending on our decisions with respect to strategic capital investments in new or existing resorts and the timing of capital investments to maintain the quality of our resorts, the amounts of which can vary depending on timing of larger remodel projects related to our public spaces and hotel rooms. Such costs could increase significantly in future periods depending on the progress of our development efforts and the structure of our ownership interests in such developments. In accordance with our senior credit facility covenants, we and our restricted subsidiaries are limited to annual capital expenditures (as defined in the agreement governing our senior credit facility) of $500 million in 2013.

In Macau, MGM China expects to spend approximately $350 million during 2013 on capital improvements, of which approximately $290 million relates to the Cotai project, including a construction deposit made in the second quarter of 2013. The budgeted capital improvement amounts exclude land and capitalized interest.

Cotai land concession. On October 18, 2012, MGM Grand Paradise formally accepted the terms and conditions of a land concession contract from the government for its planned development on Cotai. The land concession contract became effective on January 9, 2013 when the Macau government published it in the Official Gazette of Macau, and has an initial term of 25 years. The land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual payments. In October 2012, MGM China paid $56 million as the initial down payment of the contract premium. In July 2013, MGM China paid the first semi-annual payment of $15 million under the land concession contract. Including interest on the seven remaining semi-annual payments, MGM China has $103 million remaining payable for the land concession contract. In addition, MGM Grand Paradise is required to pay the Macau government $269,000 per year in rent during the course of development of the land and $681,000 per year in rent once the development is completed. The annual rent is subject to review by the Macau government every five years. MGM China has made significant progress in getting its construction team in place as well as finalizing its designs. Under the terms of the land concession contract, MGM Grand Paradise is required to complete the development of the land within 60 months from the date of publication.

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

MGM China dividend. On August 6, 2013, MGM China’s board of directors announced a dividend of $113 million, which will be paid to shareholders of record as of August 26, 2013 and distributed on or about September 2, 2013. We will receive $57 million, representing our 51% share of the dividend.

CityCenter completion guarantee. In January 2011, we entered into an amended completion and cost overrun guarantee, which is collateralized by substantially all of the assets of Circus Circus Las Vegas, as well as certain undeveloped land adjacent to that property. The terms of the amended completion guarantee provide CityCenter the ability to utilize up to $124 million of subsequent net residential proceeds to fund construction costs, or to reimburse us for construction costs previously expended. As of June 30, 2013, CityCenter had received net residential proceeds in excess of the $124 million and is holding $112 million in a separate bank account representing the remaining condo proceeds available to fund completion guarantee obligations or be reimbursed to us. In accordance with CityCenter’s credit agreement and bond indentures such amounts can only be used to fund construction lien obligations or reimbursed to us once the Perini litigation is settled.

As of June 30, 2013, we had funded $704 million under the completion guarantee and have accrued a liability of $59 million which includes estimated litigation costs related to the resolution of disputes with contractors concerning the final construction costs and estimated amounts to be paid to contractors through the legal process related to the Perini litigation. We believe it is reasonably possible we could be liable for an additional $20 million in excess of the amount we have accrued. Our estimated obligation has been offset by $112 million of condominium proceeds received by CityCenter, which are available to fund construction lien claims upon the resolution of the Perini litigation. Also, our accrual reflects certain estimated offsets to the amounts claimed by the contractors. Moreover, we have not accrued for any contingent payments to CityCenter related to the Harmon Hotel & Spa component, which will not be completed using the building as it now stands. See Note 5 in the accompanying financial statements for discussion of the status of the Harmon.

We do not believe we would be responsible for funding under the completion guarantee any additional remediation efforts that might be required with respect to the Harmon; however, our view is based on a number of developing factors, including with respect to on-going litigation with CityCenter’s contractors, actions by local officials and other developments related to the CityCenter venture, all of which are subject to change. CityCenter’s revolving credit facility provides that certain demolition or repair expenses may be funded only from (i) member contributions designated for demolition of the Harmon, (ii) the proceeds of certain specified extraordinary receipts (which include any proceeds from the Perini litigation) or (iii) cash or cash equivalents in an amount not to exceed $30 million in the aggregate. Based on current estimates, which are subject to change, we believe the demolition of the Harmon would cost approximately $30 million.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2012. There have been no significant changes in our critical accounting policies and estimates since year end.

Impairment of long-lived assets. At June 30, 2013, we did not identify circumstances that existed that would indicate the carrying value of our operating resorts may not be recoverable; therefore, we did not review any of our operating resorts for impairment as of June 30, 2013. Historically, the undiscounted cash flows of our significant operating asset groups have exceeded their carrying values by a substantial margin. However, during the second quarter of 2013, we recorded an impairment charge related to our corporate building assets. See Note 9 for additional information. In addition, we recorded an impairment charge related to our investment in the Grand Victoria joint venture as discussed in Note 3.

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

As of June 30, 2013, variable rate borrowings represented 25% of our total borrowings. Assuming a 100 basis-point increase in LIBOR (in the case of the term B facility, over the 1% floor specified in our senior credit facility), our annual interest cost would change by $28 million based on gross amounts outstanding at June 30, 2013. Assuming a 100 basis-point increase in HIBOR for the MGM Grand Paradise credit facility, our annual interest cost would change by $6 million based on amounts outstanding at June 30, 2013. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in							Fair Value June 30,
	2013	2014	2015	2016	2017	Thereafter	Total	2013
	(In millions)
Fixed-rate	$150	$509	$2,325	$1,476	$743	$4,579	$9,782	$10,595
Average interest rate	7.6%	5.9%	5.1%	8.2%	7.6%	7.8%	7.1%
Variable rate	$14	$28	$28	$166	$1,440	$1,663	$3,339	$3,316
Average interest rate	3.3%	3.3%	3.3%	2.2%	2.7%	3.5%	3.1%

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to generate significant cash flow, amounts we will invest in capital expenditures, amounts we will pay under the CityCenter completion guarantee and the development of strategic resorts and other projects. The foregoing is not a complete list of all forward-looking statements we make.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(e) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant developments in any of the cases disclosed in our Form 10-K in the six months ended June 30, 2013. Please see Note 5 for further discussion of our CityCenter construction litigation.

Item 1A.	Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to those factors for the six months ended June 30, 2013, except as further discussed below.

•

A significant portion of our labor force is covered by collective bargaining agreements. Work stoppages and other labor problems could negatively affect our business and results of operations. Approximately 30,000 of our employees are covered by collective bargaining agreements. The collective bargaining agreements covering most of our Las Vegas union employees expired on May 31, 2013. The collective bargaining agreements have been extended indefinitely subject to the right of termination by either party. Negotiations for the new collective bargaining agreement are ongoing. A prolonged dispute with the covered employees or any labor unrest, strikes or other business interruptions in connection with labor negotiations or otherwise could have an adverse impact on our operations. In addition, wage and or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. In addition, to the extent that our non-union employees join unions, we would have greater exposure to risks associated with labor problems.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchases are only conducted under repurchase programs approved by our board of directors and publicly announced. We did not repurchase shares of our common stock during the quarter ended June 30, 2013. The maximum number of shares available for repurchase under our May 2008 repurchase program was 20 million as of June 30, 2013.

Item 6.	Exhibits

10.1	Second Amendment to Credit Agreement, dated May 14, 2013, among the Company, MGM Grand Detroit, LLC, the guarantors named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2013).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012 (audited); (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012; (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Condensed Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International

Date: August 7, 2013	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2013		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)