Form 10-Q
period 2013-09-30
MGM Resorts International
filed 2013-11-07
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 1, 2013
Common Stock, $.01 par value	490,066,326 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$1,375,403	$1,543,509
Accounts receivable, net	411,077	443,677
Inventories	98,330	107,577
Deferred income taxes, net	126,396	179,431
Prepaid expenses and other	272,809	232,898

Total current assets	2,284,015	2,507,092

Property and equipment, net	13,969,293	14,194,652

Other assets
Investments in and advances to unconsolidated affiliates	1,416,462	1,444,547
Goodwill	2,900,758	2,902,847
Other intangible assets, net	4,548,415	4,737,833
Other long-term assets, net	539,892	497,767

Total other assets	9,405,527	9,582,994

	$25,658,835	$26,284,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$202,792	$199,620
Income taxes payable	2,500	1,350
Accrued interest on long-term debt	183,958	206,736
Other accrued liabilities	1,772,220	1,517,965

Total current liabilities	2,161,470	1,925,671

Deferred income taxes	2,478,063	2,473,889
Long-term debt	13,034,518	13,589,283
Other long-term obligations	157,613	179,879

Commitments and contingencies (Note 5)

Stockholders’ equity
Common stock, $.01 par value: authorized 1,000,000,000 shares; issued and outstanding 489,814,210 and 489,234,401 shares	4,898	4,892
Capital in excess of par value	4,150,413	4,132,655
Retained earnings	95,427	213,698
Accumulated other comprehensive income	11,619	14,303

Total MGM Resorts International stockholders’ equity	4,262,357	4,365,548
Noncontrolling interests	3,564,814	3,750,468

Total stockholders’ equity	7,827,171	8,116,016

	$25,658,835	$26,284,738

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Casino	$1,460,300	$1,294,318	$4,304,877	$3,928,548
Rooms	413,060	393,055	1,252,020	1,205,441
Food and beverage	366,988	361,252	1,121,117	1,126,096
Entertainment	145,799	123,168	380,654	364,477
Retail	52,151	51,211	149,606	149,921
Other	123,180	127,567	374,920	373,590
Reimbursed costs	92,038	87,682	275,015	269,159

	2,653,516	2,438,253	7,858,209	7,417,232
Less: Promotional allowances	(190,479)	(183,275)	(561,759)	(550,899)

	2,463,037	2,254,978	7,296,450	6,866,333

Expenses
Casino	913,137	826,072	2,705,190	2,519,757
Rooms	132,386	128,546	394,096	384,598
Food and beverage	214,683	209,686	645,119	643,892
Entertainment	107,939	92,888	281,604	270,235
Retail	28,053	29,064	81,884	85,888
Other	91,841	88,616	270,633	263,673
Reimbursed costs	92,038	87,682	275,015	269,159
General and administrative	342,847	319,106	961,072	931,873
Corporate expense	54,190	62,992	153,178	147,792
Preopening and start-up expenses	4,279	765	9,931	765
Property transactions, net	26,127	5,803	122,749	97,187
Depreciation and amortization	211,682	228,414	641,751	700,866

	2,219,202	2,079,634	6,542,222	6,315,685

Income (loss) from unconsolidated affiliates	3,928	(37,943)	26,954	(45,266)

Operating income	247,763	137,401	781,182	505,382

Non-operating income (expense):
Interest expense, net of amounts capitalized	(208,939)	(275,771)	(648,886)	(836,436)
Non-operating items from unconsolidated affiliates	(22,673)	(20,901)	(83,616)	(68,603)
Other, net	(676)	2,012	(6,909)	(55,518)

	(232,288)	(294,660)	(739,411)	(960,557)

Income (loss) before income taxes	15,475	(157,259)	41,771	(455,175)
Benefit (provision) for income taxes	8,150	2,585	(26,146)	26,760

Net income (loss)	23,625	(154,674)	15,625	(428,415)
Less: Net income attributable to noncontrolling interests	(55,484)	(26,485)	(133,896)	(115,449)

Net loss attributable to MGM Resorts International	$(31,859)	$(181,159)	$(118,271)	$(543,864)

Net loss per share of common stock attributable to MGM Resorts International
Basic	$(0.07)	$(0.37)	$(0.24)	$(1.11)

Diluted	$(0.07)	$(0.37)	$(0.24)	$(1.11)

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$23,625	$(154,674)	$15,625	$(428,415)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	587	2,840	(5,638)	12,841
Other	—	—	115	—

Other comprehensive income (loss)	587	2,840	(5,523)	12,841

Comprehensive income (loss)	24,212	(151,834)	10,102	(415,574)
Less: Comprehensive income attributable to noncontrolling interests	(55,760)	(27,838)	(131,057)	(121,735)

Comprehensive loss attributable to MGM Resorts International	$(31,548)	$(179,672)	$(120,955)	$(537,309)

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$15,625	$(428,415)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	641,751	700,866
Amortization of debt discounts, premiums and issuance costs	26,027	56,086
Loss on retirement of long-term debt	3,799	58,740
Provision for doubtful accounts	16,929	46,993
Stock-based compensation	23,934	30,132
Property transactions, net	122,749	97,187
Loss from unconsolidated affiliates	57,038	113,993
Distributions from unconsolidated affiliates	12,788	15,203
Change in deferred income taxes	57,302	(50,918)
Change in operating assets and liabilities:
Accounts receivable	15,330	32,527
Inventories	9,238	4,981
Income taxes receivable and payable, net	(647)	(7,121)
Prepaid expenses and other	(69,848)	(22,357)
Prepaid Cotai land concession premium	(9,657)	—
Accounts payable and accrued liabilities	190,147	256,397
Other	(16,748)	(17,032)

Net cash provided by operating activities	1,095,757	887,262

Cash flows from investing activities
Capital expenditures, net of construction payable	(379,573)	(316,757)
Dispositions of property and equipment	546	236
Investments in and advances to unconsolidated affiliates	(23,853)	(37,000)
Distributions from unconsolidated affiliates in excess of earnings	—	1,347
Investments in treasury securities - maturities longer than 90 days	(174,446)	(195,313)
Proceeds from treasury securities - maturities longer than 90 days	204,394	225,301
Other	1,580	(1,221)

Net cash used in investing activities	(371,352)	(323,407)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	59,000	(205,926)
Borrowings under bank credit facilities - maturities longer than 90 days	2,793,000	900,000
Repayments under bank credit facilities - maturities longer than 90 days	(2,793,000)	(2,734,128)
Issuance of senior notes	—	2,850,000
Retirement of senior notes	(612,262)	(534,650)
Debt issuance costs	(17,061)	(54,459)
Distributions to noncontrolling interest owners	(318,348)	(206,806)
Other	(3,211)	(1,733)

Net cash provided by (used in) financing activities	(891,882)	12,298

Effect of exchange rate on cash	(629)	1,093

Cash and cash equivalents
Net increase (decrease) for the period	(168,106)	577,246
Balance, beginning of period	1,543,509	1,865,913

Balance, end of period	$1,375,403	$2,443,159

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$645,637	$734,096
Federal, state and foreign income taxes paid, net of refunds	806	6,539
Non-cash investing and financing activities
Increase in investment in and advances to CityCenter related to change in completion guarantee liability	$72,676	$79,580

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — ORGANIZATION

Organization. MGM Resorts International (the “Company”) is a Delaware corporation that acts largely as a holding company and, through wholly owned subsidiaries, primarily owns and/or operates casino resorts. The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas (including The Signature), The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur and Circus Circus Las Vegas. Other Nevada operations include Circus Circus Reno, Gold Strike in Jean and Railroad Pass in Henderson. The Company and its local partners own and operate MGM Grand Detroit in Detroit, Michigan. The Company also owns and operates Beau Rivage in Biloxi and Gold Strike Tunica in Mississippi. In addition, the Company owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi. The Company has two reportable segments: wholly owned domestic resorts and MGM China.

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

The Company owns 50% of CityCenter, located between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp, a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, a casino resort; Mandarin Oriental Las Vegas, a non-gaming boutique hotel; Crystals, a retail, dining and entertainment district; and Vdara, a luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental and Veer. The Company receives a management fee of 2% of revenues for the management of Aria and Vdara, and 5% of EBITDA (as defined in the agreements governing the Company’s management of Aria and Vdara). In addition, the Company receives an annual fee of $3 million for the management of Crystals.

The Company has 50% interests in Grand Victoria and Silver Legacy. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Silver Legacy is located in Reno, Nevada, adjacent to Circus Circus Reno, and the other 50% is owned by Eldorado LLC.

MGM Hospitality. MGM Hospitality seeks to leverage the Company’s management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. MGM Hospitality has entered into management agreements for hotels in the Middle East, North Africa, India and – through its joint venture with Diaoyutai State Guesthouse – the People’s Republic of China. MGM Hospitality opened its first resort, MGM Grand Sanya, on Hainan Island in the People’s Republic of China in early 2012.

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

The Company consolidates the trust because it is the sole economic beneficiary and accounts for its interest in Borgata under the cost method. The Company reviews its investment carrying value whenever indicators of impairment exist. As of September 30, 2013, the trust had $110 million of cash and investments, of which $90 million is held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within “Prepaid expenses and other.”

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

•	At September 30, 2013, the fair value of the Company’s treasury securities held by the Borgata trust was $90 million, measured using Level 1 inputs. See Note 1;

•	The Company uses Level 1 inputs for its long-term debt fair value disclosures. See Note 4;

•	The Company used Level 3 inputs when assessing the fair value of its investment in Grand Victoria at June 30, 2013. See Note 3; and

•	The Company used Level 3 inputs when assessing the fair value of its land in Jean and Sloan, Nevada at September 30, 2013. See Note 9.

Income tax provision. The Company recognizes deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences with a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. Given the negative impact of the U.S. economy on the results of operations in the past several years, the Company no longer relies on projected future domestic operating income in assessing the realization of its domestic deferred tax assets and now relies only on the future reversal of existing domestic taxable temporary differences. As of September 30, 2013, the scheduled future reversal of existing U.S. federal deductible temporary differences exceeds the scheduled future reversal of existing U.S. federal taxable temporary differences. The Company recorded a valuation allowance for U.S. federal deferred tax assets in order to account for this excess, which resulted in an increase in provision for income taxes of $38 million and $64 million for the three and nine months ended September 30, 2013, respectively.

Income generated from gaming operations of MGM Grand Paradise is exempted from Macau’s 12% complementary tax for the five-year period ending December 31, 2016 pursuant to approval from the Macau government granted on September 22, 2011. The approval granted in 2011 represented the second five-year exemption period granted to MGM Grand Paradise. The Company measures the net deferred tax liability of MGM Grand Paradise under the assumption that it will receive an additional five-year exemption beyond 2016. Such assumption is based upon the granting of a third five-year exemption to a competitor of MGM Grand Paradise. The Company believes MGM Grand Paradise should also be entitled to a third five-year exemption in order to ensure non-discriminatory treatment among gaming concessionaires and subconcessionaires, a requirement under Macanese law. The net deferred tax liability of MGM Grand Paradise was remeasured during the first quarter of 2013 due to the extension of the amortization period of the Macau gaming concession in connection with the effectiveness of the Cotai land concession. This resulted in an increase in the net deferred tax liability and a corresponding increase in provision for income taxes of $65 million. While non-gaming operations remain subject to the complementary tax, MGM Grand Paradise has tax net operating losses from non-gaming operations that are fully offset by a valuation allowance.

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

NOTE 3 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$1,224,622	$1,220,741
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	169,822	206,296
Other	22,018	17,510

	$1,416,462	$1,444,547

The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Income (loss) from unconsolidated affiliates	$3,928	$(37,943)	$26,954	$(45,266)
Preopening and start-up expenses	—	(124)	(376)	(124)
Non-operating items from unconsolidated affiliates	(22,673)	(20,901)	(83,616)	(68,603)

	$(18,745)	$(58,968)	$(57,038)	$(113,993)

Non-operating expense from unconsolidated affiliates for the three and nine months ended September 30, 2013 includes $1 million and $17 million, respectively, for the Company’s share of statutory interest recorded by CityCenter related to estimated amounts owed in connection with the CityCenter construction litigation. The nine months ended September 30, 2012 included $4 million related to the Company’s share of CityCenter’s loss on retirement of long-term debt.

In the third quarter of 2012, CityCenter recorded a $36 million impairment charge using revised management forecasts related to its Mandarin Oriental residential inventory. A discount rate of 17% was utilized in the discounted cash flow analysis to represent what management believed a market participant would determine to be commensurate with the inherent risks associated with the assets and related estimated cash flows. The Company recognized 50% of such impairment charge, resulting in a pre-tax charge of approximately $18 million. In addition, CityCenter accrued $32 million in the third quarter of 2012 related to the estimated demolition cost of the Harmon. The Company recognized 50% of such charge, resulting in a pre-tax charge of approximately $16 million. See Note 5 for additional information regarding the Harmon.

Grand Victoria

At June 30, 2013, the Company reviewed the carrying value of its Grand Victoria investment for impairment due to a higher than anticipated decline in operating results and loss of market share as a result of the opening of a new river boat casino in the Illinois market, as well as a decrease in forecasted cash flows for 2013 through 2017 compared to the prior forecast. The Company used a blended discounted cash flow analysis and guideline public company method to determine the estimated fair value from a market participant’s viewpoint. Key assumptions included in the discounted cash flow analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 2% and a discount rate of 11%. Key assumptions in the guideline public company method included business enterprise value multiples selected based on the range of multiples in the Company’s peer group. As a result of the analysis, the Company determined that it was necessary to record an other-than-temporary impairment charge of $37 million at June 30, 2013, based on an estimated fair value of $170 million for the Company’s 50% interest. The Company intends to, and believes it will be able to, retain the investment in Grand Victoria; however, due to the extent of the shortfall and the Company’s assessment of the uncertainty of fully recovering its investment, the Company has determined that the impairment was other-than-temporary. At June 30, 2012, the Company recorded an impairment charge of $85 million on its investment in Grand Victoria based on the then estimated fair value of $205 million for its 50% interest.

CityCenter

CityCenter summary financial information. Summarized balance sheet information of the CityCenter joint venture is as follows:

	September 30,	December 31,
	2013	2012
	(In thousands)
Current assets	$633,926	$546,851
Property and other assets, net	8,364,102	8,606,163
Current liabilities	421,672	451,332
Long-term debt and other long-term obligations	2,609,758	2,533,918
Equity	5,966,598	6,167,764

Summarized income statement information of the CityCenter joint venture is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Net revenues	$294,330	$266,430	$942,646	$795,492
Operating expenses	(324,120)	(376,283)	(996,378)	(989,786)

Operating loss	(29,790)	(109,853)	(53,732)	(194,294)
Non-operating expense	(71,238)	(65,219)	(240,905)	(204,678)

Net loss	$(101,028)	$(175,072)	$(294,637)	$(398,972)

October 2013 debt restructuring transactions. In October 2013, CityCenter entered into a $1.775 billion senior secured credit facility. The senior secured credit facility consists of a $75 million revolving facility maturing in October 2018, and a $1.7 billion term loan B facility maturing in October 2020. The term loan B facility was issued at 99% of the principal amount and will bear interest at LIBOR plus 4.00% with a LIBOR floor of 1.00%. Concurrent with the closing of the new senior secured credit facility, CityCenter issued a notice of full redemption with respect to its existing 7.625% senior secured first lien notes and 10.75% senior secured second lien PIK toggle notes and discharged each of the indentures for its first and second lien notes at a premium in accordance with the terms of such indentures. As a result of the transaction, the Company expects to record a fourth quarter charge of approximately $70 million for its share of CityCenter’s non-operating loss on retirement of long-term debt, primarily consisting of premiums associated with the redemption of the existing first and second lien notes as well as the write-off of previously unamortized debt issuance costs. In connection with the October 2013 debt restructuring, sponsor notes with a carrying value of approximately $738 million were converted to members’ equity. After these transactions, the senior credit facility is CityCenter’s only remaining long-term debt.

The senior secured credit facility is secured by substantially all the assets of CityCenter, and contain certain financial covenants including minimum interest coverage ratios and maximum leverage ratio requirements (as defined in the agreements).

NOTE 4 — LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Senior credit facility:
$2,779 million ($2,800 million at December 31, 2012) term loans, net	$2,771,777	$2,791,284
Revolving loans	80,000	—
MGM Grand Paradise credit facility	553,123	553,531
$462.2 million 6.75% senior notes, due 2013	—	462,226
$150 million 7.625% senior subordinated debentures, due 2013, net	—	150,539
$508.9 million 5.875% senior notes, due 2014, net	508,771	508,540
$875 million 6.625% senior notes, due 2015, net	876,178	876,634
$1,450 million 4.25% convertible senior notes, due 2015, net	1,457,323	1,460,780
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$500 million 10% senior notes, due 2016, net	496,758	496,110
$743 million 7.625% senior notes, due 2017	743,000	743,000
$475 million 11.375% senior notes, due 2018, net	467,102	466,117
$850 million 8.625% senior notes, due 2019	850,000	850,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$0.6 million 7% debentures, due 2036, net	572	572
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	—	36

	$13,034,518	$13,589,283

Debt due within one year of the September 30, 2013 balance sheet date is classified as long-term as the Company has both the intent and ability to refinance such amounts on a long-term basis under its senior credit facility.

Senior credit facility. At September 30, 2013, the Company’s senior credit facility consisted of a $1.2 billion revolving credit facility, a $1.04 billion term loan A facility and a $1.74 billion term loan B facility. The revolving and term loan A facilities bear interest at LIBOR plus an applicable rate determined by the Company’s credit rating (2.75% as of September 30, 2013). The term loan B facility was re-priced in May 2013 and bears interest at LIBOR plus 2.50%, with a LIBOR floor of 1.00%, a 75 basis-point reduction compared to the prior rate. The revolving and term loan A facilities mature in December 2017 and the term loan B facility matures in December 2019. The term loan A and term loan B facilities are subject to scheduled amortization payments on the last day of each calendar quarter from and after March 31, 2013 in an amount equal to 0.25% of the original principal balance. The Company permanently repaid $7 million and $21 million in the three and nine months ended September 30, 2013, respectively, in accordance with the scheduled amortization. The Company had $1.09 billion of available borrowing capacity under its senior credit facility at September 30, 2013. At September 30, 2013, the interest rate on the term loan A was 2.93%, the interest rate on the term loan B was 3.50% and the interest rate on the revolving loans was 2.89%.

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

The senior credit facility contains customary representations and warranties and customary affirmative and negative covenants. In addition, the senior credit facility requires the Company and its restricted subsidiaries to maintain a minimum trailing four-quarter EBITDA and limits the ability of the Company and its restricted subsidiaries to make capital expenditures. As of September 30, 2013, the Company and its restricted subsidiaries are required to maintain a minimum EBITDA (as defined) of $1.05 billion. The minimum EBITDA increases to $1.10 billion for March 31, 2014 and June 30, 2014 and to $1.20 billion for September 30, 2014 and December 31, 2014, with periodic increases thereafter. EBITDA for the trailing twelve months ended September 30, 2013 calculated in accordance with the terms of the senior credit facility was $1.26 billion. The Company and its restricted subsidiaries are within the limit of $500 million of capital expenditures for the calendar year 2013.

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

MGM China credit facility. At September 30, 2013, the MGM China credit facility consisted of approximately $550 million of term loans and an approximately $1.45 billion revolving credit facility due October 2017. The credit facility is subject to scheduled amortization payments beginning in 2016. The outstanding balance at September 30, 2013 was comprised solely of term loans. The interest rate on the facility fluctuates annually based on HIBOR plus a margin, which was set at 2.50% until April 2013 and ranges between 1.75% and 2.50% thereafter based on MGM China’s leverage ratio. The margin was 1.75% at September 30, 2013. MGM China is a joint and several co-borrower with MGM Grand Paradise. MGM Grand Paradise’s interest in the Cotai land use right agreement will become collateral under the MGM China credit facility upon finalization of the appropriate government approvals. The material subsidiaries of MGM China continue to guarantee the facilities, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the amended facilities. The credit facility will be used for general corporate purposes and for the development of the Cotai project.

The MGM China credit facility agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of MGM China and its subsidiaries to make investments, pay dividends and sell assets, and to incur additional debt and additional liens. MGM China is also required to maintain compliance with a maximum consolidated total leverage ratio of 4.50 to 1.00 prior to the first anniversary of the MGM Cotai opening date and 4.00 to 1.00 thereafter, in addition to a minimum interest coverage ratio of 2.50 to 1.00. MGM China was in compliance with its credit facility covenants at September 30, 2013.

Senior notes. The Company repaid its $462 million 6.75% senior notes in April 2013 and $150 million 7.625% senior subordinated debentures in July 2013 at maturity.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at September 30, 2013 was $14.2 billion. At December 31, 2012, the estimated fair value of the Company’s long-term debt was $14.3 billion. Fair value was estimated using quoted market prices for the Company’s senior notes, senior subordinated notes and senior credit facility. Carrying value of the MGM China credit facility approximates fair value.

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

CityCenter Owners and the other defendants dispute Perini’s allegations, and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to CityCenter, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon, property damage and Perini’s failure to perform its obligations to pay certain subcontractors and to prevent filing of liens against CityCenter. Parallel to the court litigation, CityCenter management conducted an extra-judicial program for settlement of CityCenter subcontractor claims. Prior to June 30, 2013, CityCenter resolved the claims of 215 first-tier Perini subcontractors (including the claims of any lower-tier subcontractors that might have claims through those first-tier subcontractors), with only seven remaining for further proceedings along with trial of Perini’s claims and CityCenter’s Harmon-related counterclaim and other claims by CityCenter against Perini and its parent guarantor, Tutor Perini. Subsequent to June 30, 2013, CityCenter reached settlement with four additional subcontractors; of the three remaining, two are implicated in the defective work at the Harmon. In August 2012, Perini recorded an amended notice of lien reducing its lien to approximately $191 million. In May 2013, Perini served an expert witness disclosure which asserted an increase in Perini’s claim for its work and materials on the CityCenter project. In August 2013, Perini recorded an amended notice of lien reducing its lien to approximately $167 million.

In November 2012, Perini filed a second amended complaint which, among other things, added claims against the CityCenter defendants of breach of contract (alleging that CityCenter’s Owner Controlled Insurance Program (“OCIP”) failed to provide adequate project insurance for Perini with broad coverages and high limits) and tortious breach of the implied covenant of good faith and fair dealing (alleging improper administration by CityCenter of the OCIP and Builders Risk insurance programs).

CityCenter reached a settlement agreement with certain professional service providers against whom it had asserted claims in this litigation for errors or omissions with respect to the CityCenter project, which settlement has been approved by the court. Trial of all remaining claims, including the Perini and remaining subcontractor lien claims against CityCenter, and CityCenter’s counterclaims against Perini and certain subcontractors for defective work at the Harmon has been set to commence on April 28, 2014.

CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the Perini lawsuit. The Company believes it is probable that the CityCenter Owners and the other defendants will be liable for $143 million in connection with this lawsuit. Amounts determined to be owed would be funded in part under the Company’s completion guarantee which is discussed below. The Company does not believe it is reasonably possible it will be liable for any material amount in excess of its estimate of its probable liability. The Company’s estimate of its probable liability does not include any offset for amounts that may be recovered on its counterclaims against Perini and certain subcontractors for defective work at the Harmon.

CityCenter completion guarantee. In October 2013, the Company entered into a third amended and restated completion guarantee, which is collateralized by substantially all of the assets of Circus Circus Las Vegas, as well as certain undeveloped land adjacent to that property. The terms of the amended and restated completion guarantee provide CityCenter the ability to utilize up to $72 million of net residential proceeds to fund construction costs, or to reimburse the Company for construction costs previously expended. As of September 30, 2013, CityCenter is holding approximately $72 million in a separate bank account representing the remaining condo proceeds available to fund completion guarantee obligations or be reimbursed to the Company. In accordance with the amended and restated completion guarantee such amounts can only be used to fund construction lien obligations or reimbursed to the Company once the Perini litigation is settled.

As of September 30, 2013, the Company has funded $711 million under the completion guarantee and has accrued a liability of $82 million which includes estimated litigation costs related to the resolution of disputes with contractors concerning the final construction costs and estimated amounts to be paid to contractors through the legal process related to the Perini litigation. The Company does not believe it is reasonably possible it could be liable for amounts in excess of what it has accrued. The Company’s estimated obligation has been offset by $72 million of condominium proceeds received by CityCenter, which are available to fund construction lien claims upon the resolution of the Perini litigation. Also, the Company’s accrual reflects certain estimated offsets to the amounts claimed by the contractors. Moreover, the Company has not accrued for any contingent payments to CityCenter related to the Harmon component.

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

In May 2013, CityCenter completed additional Phase 4 destructive testing of 468 structural elements at the Harmon, analysis of which data confirmed the existence of a wide variety of construction defects throughout the Harmon tower. In his June 2013 expert report CityCenter’s structural engineer opined that the additional test results and extrapolation thereof to untested portions of the building show that after a service-level earthquake (typically defined as an earthquake with a 50% chance of occurring in 30 years), the Harmon can be expected to sustain extensive damage and failure of many structural elements, and in a large earthquake, such as a building code-level earthquake, critical elements of the Harmon are likely to fail and lead to a partial or complete collapse of the tower. In April 2013 Perini’s structural engineering expert John A. Martin & Associates (“JAMA”) had sent a letter to the Building Division which declared in part that JAMA no longer believes that the Harmon Tower can be repaired to a code compliant structure, which condition JAMA attributed to CityCenter’s building testing. On July 18, 2013 CityCenter filed a renewed motion with the district court for permission to demolish the Harmon. On August 23, 2013, the court granted CityCenter’s motion, and CityCenter has commenced planning for demolition of the building.

The Company does not believe it would be responsible for funding any additional remediation efforts under the completion guarantee that might be required with respect to the Harmon; however, the Company’s view is based on a number of developing factors, including with respect to on-going litigation with CityCenter’s contractors, actions by local officials and other developments related to the CityCenter venture, all of which are subject to change.

Sales and use tax on complimentary meals. In March 2008, the Nevada Supreme Court ruled, in a case involving another gaming company, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from use tax. The Company had previously paid use tax on these items and had generally filed for refunds for the periods from January 2001 to February 2008 related to this matter, which refunds had not been paid. The Company claimed the exemption on sales and use tax returns for periods after February 2008 in light of this Nevada Supreme Court decision and had not accrued or paid any sales or use tax for those periods. In February 2012, the Nevada Department of Taxation asserted that customer complimentary meals and employee meals were subject to sales tax on a prospective basis commencing February 15, 2012. In July 2012, the Nevada Department of Taxation announced that sales taxes applicable to such meals would be due and payable without penalty or interest at the earlier of certain regulatory, judicial or legislative events or June 30, 2013. The Nevada Department of Taxation’s position stemmed from a Nevada Tax Commission decision concerning another gaming company which stated that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The Clark County District Court subsequently issued a ruling in such case that held that complementary meals provided to customers were subject to sales tax, while meals provided to employees were not subject to sales tax. This decision was appealed to the Nevada Supreme Court.

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

Cotai land concession contract. MGM Grand Paradise’s land concession contract for an approximately 17.8 acre site in Cotai, Macau became effective on January 9, 2013 and has an initial term of 25 years. The land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual payments. As of September 30, 2013, MGM China had paid $71 million of the contract premium recorded within other long-term assets, net. Including interest on the seven remaining semi-annual payments, MGM China has approximately $103 million remaining payable for the land concession contract. The Company accounts for the Cotai land concession contract as an operating lease. As such, the required upfront payments are amortized over the initial 25-year contract term. For the three and nine months ended September 30, 2013, the Company had amortized $2 million and $5 million, respectively, which is classified as preopening expense during the construction of the project. In addition, in connection with the effectiveness of the Cotai land concession, the Company extended the useful life of its Macau gaming concession and is amortizing it on a straight-line basis through the initial term of the Cotai land concession.

Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $500 million, and the amount of available borrowings under the revolving facility is reduced by any outstanding letters of credit. At September 30, 2013, the Company had provided $35 million of total letters of credit. At September 30, 2013, MGM China had provided $39 million of guarantees under its credit facility.

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

NOTE 6 — INCOME (LOSS) PER SHARE OF COMMON STOCK

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted income (loss) per share consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Numerator:
Net loss attributable to MGM Resorts International—basic	$(31,859)	$(181,159)	$(118,271)	$(543,864)
Potentially dilutive effect due to MGM China Share Option Plan	(31)	—	(25)	—

Net loss attributable to MGM Resorts International—diluted	$(31,890)	$(181,159)	$(118,296)	$(543,864)

Denominator:
Weighted-average common shares outstanding—basic and diluted	489,672	488,945	489,484	488,913

Anti-dilutive share-based awards excluded from the calculation of diluted earnings per share	17,454	22,993	17,454	22,993

NOTE 7 — STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

Noncontrolling interests. The noncontrolling interests in MGM China and other minor subsidiaries are presented as a separate component of stockholders’ equity in the Company’s consolidated balance sheets and the net income attributable to noncontrolling interests is presented in the Company’s consolidated statements of operations. For the nine months ended September 30, 2013 and 2012, distributions to noncontrolling interests were $318 million and $207 million, respectively, related primarily to MGM China dividends discussed below.

MGM China dividends. MGM China paid a $113 million special dividend in September 2013, of which $58 million remained within the consolidated entity and $55 million was distributed to noncontrolling interests, and a $500 million special dividend in March 2013, of which $255 million remained within the consolidated entity and $245 million was distributed to noncontrolling interests.

MGM China paid a $400 million special dividend in March 2012, of which $204 million remained within the consolidated entity and $196 million was distributed to noncontrolling interests.

Supplemental equity information. The following table presents the Company’s changes in stockholders’ equity for the nine months ended September 30, 2013:

	MGM Resorts International Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	(In thousands)
Balances, January 1, 2013	$4,365,548	$3,750,468	$8,116,016
Net income (loss)	(118,271)	133,896	15,625
Foreign currency translation adjustment	(2,799)	(2,839)	(5,638)
Other comprehensive income from unconsolidated affiliate, net	115	—	115
Stock-based compensation	22,413	2,341	24,754
Issuance of MGM Resorts common stock pursuant to stock-based compensation awards	(3,911)	—	(3,911)
Cash distributions to noncontrolling interest owners	—	(318,344)	(318,344)
Other	(738)	(708)	(1,446)

Balances, September 30, 2013	$4,262,357	$3,564,814	$7,827,171

Accumulated other comprehensive income (loss). Changes in accumulated other comprehensive income (loss) by component are as follows:

	Foreign Currency Translation Adjustment	Other Adjustments	Total
	(In thousands)
Balances, January 1, 2013	$14,997	$(694)	$14,303
Current period other comprehensive income (loss)	(2,799)	115	(2,684)

Balances, September 30, 2013	$12,198	$(579)	$11,619

NOTE 8 — STOCK-BASED COMPENSATION

2005 Omnibus Incentive Plan. As of September 30, 2013, the Company had an aggregate of 16 million shares of common stock available for grant as share-based awards under the Company’s omnibus incentive plan (“Omnibus Plan”). A summary of activity under the Omnibus Plan for the nine months ended September 30, 2013 is presented below:

Stock options and stock appreciation rights (“SARs”)

	Units (000’s)	Weighted Average Exercise Price
Outstanding at January 1, 2013	22,929	$14.44
Granted	120	14.67
Exercised	(2,154)	9.94
Forfeited or expired	(5,449)	15.85

Outstanding at September 30, 2013	15,446	14.62

Exercisable at September 30, 2013	9,042	17.64

Restricted stock units (“RSUs”) and performance share units (“PSUs”)

	RSUs		PSUs
	Units (000’s)	Weighted Average Grant-Date Fair Value	Units (000’s)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2013	1,424	$10.17	688	$10.03
Granted	103	14.93	—	—
Vested	(135)	12.49	—	—
Forfeited	(66)	9.95	(6)	10.03

Nonvested at September 30, 2013	1,326	10.31	682	10.03

MGM China Share Option Plan. As of September 30, 2013, MGM China had an aggregate of 1.0 billion shares of options available for grant as share-based awards under the MGM China share option plan (“MGM China Plan”). A summary of activity under the MGM China Plan for the nine months ended September 30, 2013 is presented below:

Stock options

	Units (000’s)	Weighted Average Exercise Price
Outstanding at January 1, 2013	19,235	$1.98
Granted	360	2.56
Exercised	(1,492)	1.99
Forfeited or expired	(675)	2.06

Outstanding at September 30, 2013	17,428	1.99

Exercisable at September 30, 2013	7,656	1.97

Recognition of compensation cost. Compensation cost for both the Omnibus Plan and MGM China Plan was recognized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Compensation cost:
Omnibus Plan	$6,208	$8,912	$19,976	$29,068
MGM China Plan	1,412	1,437	4,778	4,132

Total compensation cost	7,620	10,349	24,754	33,200
Less: Reimbursed costs and other	(241)	(1,013)	(820)	(3,068)

Compensation cost recognized as expense	7,379	9,336	23,934	30,132
Less: Related tax expense	—	(108)	—	(525)

Compensation expense, net of tax expense	$7,379	$9,228	$23,934	$29,607

NOTE 9 — PROPERTY TRANSACTIONS, NET

Property transactions, net includes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Land impairment charge	$20,354	$—	$20,354	$—
Corporate buildings impairment charge	—	—	44,510	—
Grand Victoria investment impairment charge	—	—	36,607	85,009
Other property transactions, net	5,773	5,803	21,278	12,178

	$26,127	$5,803	$122,749	$97,187

The Company owns land in Jean and Sloan, Nevada. Due to an increased probability of sale, management does not believe it is likely that the carrying value of the land will be recovered. Therefore, an impairment charge of $20 million was recorded as of September 30, 2013, based on an estimated fair value of $24 million. Fair value was determined based on recent indications from market participants.

See Note 3 for discussion of the Grand Victoria investment impairment charge in 2013 and 2012. During the second quarter of 2013, the Company recorded an impairment charge of $45 million related to corporate buildings which are expected to be removed from service. In June 2013, the Company executed agreements formalizing the details of a joint venture to build a new Las Vegas arena project, of which the Company will own 50%, that will be located on the land underlying these buildings. Other property transactions, net for the three and nine months ended September 30, 2013 and 2012 includes miscellaneous asset disposals and demolition costs.

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

The following tables present the Company’s segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net Revenues:
Wholly owned domestic resorts	$1,548,113	$1,486,155	$4,573,297	$4,470,981
MGM China	808,471	665,074	2,391,177	2,076,460

Reportable segment net revenues	2,356,584	2,151,229	6,964,474	6,547,441
Corporate and other	106,453	103,749	331,976	318,892

	$2,463,037	$2,254,978	$7,296,450	$6,866,333

Adjusted EBITDA:
Wholly owned domestic resorts	$350,060	$324,764	$1,086,700	$990,894
MGM China	190,772	152,491	576,042	503,572

Reportable segment Adjusted Property EBITDA	540,832	477,255	1,662,742	1,494,466
Corporate and other	(50,981)	(104,872)	(107,129)	(190,266)

	489,851	372,383	1,555,613	1,304,200
Other operating expense:
Preopening and start-up expenses	(4,279)	(765)	(9,931)	(765)
Property transactions, net	(26,127)	(5,803)	(122,749)	(97,187)
Depreciation and amortization	(211,682)	(228,414)	(641,751)	(700,866)

Operating income	247,763	137,401	781,182	505,382

Non-operating income (expense):
Interest expense, net of amounts capitalized	(208,939)	(275,771)	(648,886)	(836,436)
Non-operating items from unconsolidated affiliates	(22,673)	(20,901)	(83,616)	(68,603)
Other, net	(676)	2,012	(6,909)	(55,518)

	(232,288)	(294,660)	(739,411)	(960,557)

Income (loss) before income taxes	15,475	(157,259)	41,771	(455,175)
Benefit (provision) for income taxes	8,150	2,585	(26,146)	26,760

Net income (loss)	23,625	(154,674)	15,625	(428,415)
Less: Net income attributable to noncontrolling interests	(55,484)	(26,485)	(133,896)	(115,449)

Net loss attributable to MGM Resorts International	$(31,859)	$(181,159)	$(118,271)	$(543,864)

NOTE 11 — RELATED PARTY TRANSACTIONS

MGM China. MGM Branding and Development Holdings, Ltd., (together with its subsidiary MGM Development Services, Ltd, “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Pansy Ho indirectly holds a noncontrolling interest, has a brand license agreement with MGM China. MGM China pays a license fee to MGM Branding and Development equal to 1.75% of MGM China’s consolidated net revenue, subject to an annual cap of $36 million in 2013 with a 20% increase per annum during the agreement term. During the three and nine months ended September 30, 2013, MGM China incurred total license fees of $8 million and $36 million, respectively. During the three and nine months ended September 30, 2012, MGM China incurred total license fees of $5 million and $30 million, respectively. Such amounts have been eliminated in consolidation.

MGM China also has a development services agreement with MGM Branding and Development to provide certain development services to MGM China in connection with future expansion of existing projects and development of future resort gaming projects. Such services are subject to a development fee which is calculated separately for each resort casino property upon commencement of development. For each such property, the fee is 2.625% of project costs, to be paid in installments as certain benchmarks are achieved. Project costs are the total costs incurred for the design, development and construction of the casino, casino hotel, integrated resort and other related sites associated with each project, including costs of construction, fixtures and fittings, signage, gaming and other supplies and equipment and all costs associated with the opening of the business to be conducted at each project but excluding the cost of land and gaming concessions and financing costs. The development fee for MGM Cotai is subject to a cap of $22 million in 2013, which will increase by 10% per annum for each year during the term of the agreement. During the nine months ended September 30, 2013, MGM China incurred $15 million of fees to MGM Branding and Development related to development services. During the nine months ended September 30, 2012, MGM China incurred $6 million of fees to MGM Branding and Development related to development services. Such amounts have been eliminated in consolidation.

An entity owned by Ms. Pansy Ho received distributions of $4 million and $18 million during the three and nine months ended September 30, 2013, respectively, in connection with the ownership of a noncontrolling interest in MGM Branding and Development. The entity received distributions of $3 million and $11 million in the three and nine months ended September 30, 2012, respectively.

NOTE 12 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s domestic subsidiaries, excluding certain minor subsidiaries, its domestic insurance subsidiaries and MGM Grand Detroit, LLC, have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility and the outstanding debt securities. The Company’s international subsidiaries, including MGM China, are not guarantors of such indebtedness. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$238,990	$822,432	$1,222,945	$(352)	$2,284,015
Property and equipment, net	—	12,579,173	1,402,092	(11,972)	13,969,293
Investments in subsidiaries	19,844,973	3,944,597	—	(23,789,570)	—
Investments in and advances to unconsolidated affiliates	—	1,407,815	8,647	—	1,416,462
Other non-current assets	156,045	538,599	7,294,421	—	7,989,065

	$20,240,008	$19,292,616	$9,928,105	$(23,801,894)	$25,658,835

Current liabilities	$287,998	$969,278	$929,546	$(25,352)	$2,161,470
Intercompany accounts	1,383,052	(1,411,879)	28,827	—	—
Deferred income taxes	2,161,744	—	316,319	—	2,478,063
Long-term debt	12,028,590	4,836	1,001,092	—	13,034,518
Other long-term obligations	116,267	40,453	893	—	157,613

Total liabilities	15,977,651	(397,312)	2,276,677	(25,352)	17,831,664

MGM Resorts stockholders’ equity	4,262,357	19,689,928	4,086,614	(23,776,542)	4,262,357
Noncontrolling interests	—	—	3,564,814	—	3,564,814

Total stockholders’ equity	4,262,357	19,689,928	7,651,428	(23,776,542)	7,827,171

	$20,240,008	$19,292,616	$9,928,105	$(23,801,894)	$25,658,835

	At December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$438,878	$891,826	$1,176,844	$(456)	$2,507,092
Property and equipment, net	—	12,881,152	1,325,472	(11,972)	14,194,652
Investments in subsidiaries	19,785,312	4,077,228	—	(23,862,540)	—
Investments in and advances to unconsolidated affiliates	—	1,437,151	7,396	—	1,444,547
Other non-current assets	163,372	541,634	7,433,441	—	8,138,447

	$20,387,562	$19,828,991	$9,943,153	$(23,874,968)	$26,284,738

Current liabilities	$272,138	$989,864	$672,125	$(8,456)	$1,925,671
Intercompany accounts	960,610	(983,288)	22,678	—	—
Deferred income taxes	2,222,823	—	251,066	—	2,473,889
Long-term debt	12,432,581	155,413	1,001,289	—	13,589,283
Other long-term obligations	133,862	45,303	714	—	179,879

Total liabilities	16,022,014	207,292	1,947,872	(8,456)	18,168,722

MGM Resorts stockholders’ equity	4,365,548	19,621,699	4,244,813	(23,866,512)	4,365,548
Noncontrolling interests	—	—	3,750,468	—	3,750,468

Total stockholders’ equity	4,365,548	19,621,699	7,995,281	(23,866,512)	8,116,016

	$20,387,562	$19,828,991	$9,943,153	$(23,874,968)	$26,284,738

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,521,159	$942,315	$(437)	$2,463,037
Equity in subsidiaries’ earnings	166,187	72,986	—	(239,173)	—
Expenses:
Casino and hotel operations	1,337	934,853	644,324	(437)	1,580,077
General and administrative	1,028	278,538	63,281	—	342,847
Corporate expense	16,881	31,811	22,498	(17,000)	54,190
Preopening and start-up expenses	—	1,993	2,286	—	4,279
Property transactions, net	—	26,109	18	—	26,127
Depreciation and amortization	—	131,660	80,022	—	211,682

	19,246	1,404,964	812,429	(17,437)	2,219,202

Income (loss) from unconsolidated affiliates	—	3,979	(51)	—	3,928

Operating income (loss)	146,941	193,160	129,835	(222,173)	247,763
Interest expense, net of amounts capitalized	(198,362)	(510)	(10,067)	—	(208,939)
Other, net	10,310	(23,241)	(10,418)	—	(23,349)

Income (loss) before income taxes	(41,111)	169,409	109,350	(222,173)	15,475
Benefit (provision) for income taxes	9,252	(508)	(594)	—	8,150

Net income (loss)	(31,859)	168,901	108,756	(222,173)	23,625
Less: Net income attributable to noncontrolling interests	—	—	(55,484)	—	(55,484)

Net income (loss) attributable to MGM Resorts International	$(31,859)	$168,901	$53,272	$(222,173)	$(31,859)

Net income (loss)	$(31,859)	$168,901	$108,756	$(222,173)	$23,625
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	311	311	587	(622)	587

Other comprehensive income (loss)	311	311	587	(622)	587

Comprehensive income (loss)	(31,548)	169,212	109,343	(222,795)	24,212
Less: Comprehensive income attributable to noncontrolling interests	—	—	(55,760)	—	(55,760)

Comprehensive income (loss) attributable to MGM Resorts International	$(31,548)	$169,212	$53,583	$(222,795)	$(31,548)

	Nine Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$4,498,816	$2,799,016	$(1,382)	$7,296,450
Equity in subsidiaries’ earnings	470,383	181,568	—	(651,951)	—
Expenses:
Casino and hotel operations	4,213	2,741,255	1,909,455	(1,382)	4,653,541
General and administrative	3,155	791,015	166,902	—	961,072
Corporate expense	46,335	89,925	33,918	(17,000)	153,178
Preopening and start-up expenses	—	3,013	6,918	—	9,931
Property transactions, net	—	122,384	365	—	122,749
Depreciation and amortization	—	395,378	246,373	—	641,751

	53,703	4,142,970	2,363,931	(18,382)	6,542,222

Income from unconsolidated affiliates	—	25,937	1,017	—	26,954

Operating income (loss)	416,680	563,351	436,102	(634,951)	781,182
Interest expense, net of amounts capitalized	(607,027)	(6,209)	(35,650)	—	(648,886)
Other, net	38,071	(85,093)	(43,503)	—	(90,525)

Income (loss) before income taxes	(152,276)	472,049	356,949	(634,951)	41,771
Benefit (provision) for income taxes	34,005	6,904	(67,055)	—	(26,146)

Net income (loss)	(118,271)	478,953	289,894	(634,951)	15,625
Less: Net income attributable to noncontrolling interests	—	—	(133,896)	—	(133,896)

Net income (loss) attributable to MGM Resorts International	$(118,271)	$478,953	$155,998	$(634,951)	$(118,271)

Net income (loss)	$(118,271)	$478,953	$289,894	$(634,951)	$15,625
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,799)	(2,799)	(5,638)	5,598	(5,638)
Other	115	115	—	(115)	115

Other comprehensive income (loss)	(2,684)	(2,684)	(5,638)	5,483	(5,523)

Comprehensive income (loss)	(120,955)	476,269	284,256	(629,468)	10,102
Less: Comprehensive income attributable to noncontrolling interests	—	—	(131,057)	—	(131,057)

Comprehensive income (loss) attributable to MGM Resorts International	$(120,955)	$476,269	$153,199	$(629,468)	$(120,955)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(618,561)	$868,219	$846,099	$—	$1,095,757

Cash flows from investing activities
Capital expenditures, net of construction payable	—	(187,116)	(192,457)	—	(379,573)
Dispositions of property and equipment	—	347	199	—	546
Investments in and advances to unconsolidated affiliates	(18,500)	(5,353)	—	—	(23,853)
Investments in treasury securities - maturities longer than 90 days	—	(174,446)	—	—	(174,446)
Proceeds from treasury securities - maturities longer than 90 days	—	204,394	—	—	204,394
Other	—	1,580	—	—	1,580

Net cash used in investing activities	(18,500)	(160,594)	(192,258)	—	(371,352)

Cash flows from financing activities
Net borrowings under bank credit facilities - maturities of 90 days or less	59,000	—	—	—	59,000
Borrowings under bank credit facilities - maturities longer than 90 days	2,343,000	—	450,000	—	2,793,000
Repayments under bank credit facilities - maturities longer than 90 days	(2,343,000)	—	(450,000)	—	(2,793,000)
Retirement of senior notes	(462,226)	(150,036)	—	—	(612,262)
Debt issuance costs	(17,061)	—	—	—	(17,061)
Intercompany accounts	886,519	(579,560)	(306,959)	—	—
Distributions to noncontrolling interest owners	—	—	(318,348)	—	(318,348)
Other	(2,111)	—	(1,100)	—	(3,211)

Net cash provided by (used in) financing activities	464,121	(729,596)	(626,407)	—	(891,882)

Effect of exchange rate on cash	—	—	(629)	—	(629)

Cash and cash equivalents
Net increase (decrease) for the period	(172,940)	(21,971)	26,805	—	(168,106)
Balance, beginning of period	254,385	226,242	1,062,882	—	1,543,509

Balance, end of period	$81,445	$204,271	$1,089,687	$—	$1,375,403

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,450,101	$805,535	$(658)	$2,254,978
Equity in subsidiaries’ earnings	89,705	47,759	—	(137,464)	—
Expenses:
Casino and hotel operations	1,676	904,578	556,958	(658)	1,462,554
General and administrative	1,853	265,040	52,213	—	319,106
Corporate expense	14,390	48,524	8,078	(8,000)	62,992
Preopening and start-up expenses	—	124	641	—	765
Property transactions, net	—	5,319	484	—	5,803
Depreciation and amortization	—	128,466	99,948	—	228,414

	17,919	1,352,051	718,322	(8,658)	2,079,634

Loss from unconsolidated affiliates	—	(37,919)	(24)	—	(37,943)

Operating income (loss)	71,786	107,890	87,189	(129,464)	137,401
Interest expense, net of amounts capitalized	(261,094)	(2,730)	(11,947)	—	(275,771)
Other, net	6,904	(20,170)	(5,623)	—	(18,889)

Income (loss) before income taxes	(182,404)	84,990	69,619	(129,464)	(157,259)
Benefit (provision) for income taxes	1,245	1,436	(96)	—	2,585

Net income (loss)	(181,159)	86,426	69,523	(129,464)	(154,674)
Less: Net income attributable to noncontrolling interests	—	—	(26,485)	—	(26,485)

Net income (loss) attributable to MGM Resorts International	$(181,159)	$86,426	$43,038	$(129,464)	$(181,159)

Net income (loss)	$(181,159)	$86,426	$69,523	$(129,464)	$(154,674)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,487	1,487	2,840	(2,974)	2,840

Other comprehensive income (loss)	1,487	1,487	2,840	(2,974)	2,840

Comprehensive income (loss)	(179,672)	87,913	72,363	(132,438)	(151,834)
Less: Comprehensive income attributable to noncontrolling interests	—	—	(27,838)	—	(27,838)

Comprehensive income (loss) attributable to MGM Resorts International	$(179,672)	$87,913	$44,525	$(132,438)	$(179,672)

	Nine Months Ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$4,356,937	$2,510,591	$(1,195)	$6,866,333
Equity in subsidiaries’ earnings	317,428	160,260	—	(477,688)	—
Expenses:
Casino and hotel operations	5,919	2,733,100	1,699,378	(1,195)	4,437,202
General and administrative	5,683	771,581	154,609	—	931,873
Corporate expense	46,719	101,216	7,857	(8,000)	147,792
Preopening and start-up expenses	—	124	641	—	765
Property transactions, net	—	94,356	2,831	—	97,187
Depreciation and amortization	—	389,651	311,215	—	700,866

	58,321	4,090,028	2,176,531	(9,195)	6,315,685

Loss from unconsolidated affiliates	—	(45,131)	(135)	—	(45,266)

Operating income (loss)	259,107	382,038	333,925	(469,688)	505,382
Interest expense, net of amounts capitalized	(791,003)	(8,238)	(37,195)	—	(836,436)
Other, net	(23,811)	(66,909)	(33,401)	—	(124,121)

Income (loss) before income taxes	(555,707)	306,891	263,329	(469,688)	(455,175)
Benefit for income taxes	11,843	463	14,454	—	26,760

Net income (loss)	(543,864)	307,354	277,783	(469,688)	(428,415)
Less: Net income attributable to noncontrolling interests	—	—	(115,449)	—	(115,449)

Net income (loss) attributable to MGM Resorts International	$(543,864)	$307,354	$162,334	$(469,688)	$(543,864)

Net income (loss)	$(543,864)	$307,354	$277,783	$(469,688)	$(428,415)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6,555	6,555	12,841	(13,110)	12,841

Other comprehensive income (loss)	6,555	6,555	12,841	(13,110)	12,841

Comprehensive income (loss)	(537,309)	313,909	290,624	(482,798)	(415,574)
Less: Comprehensive income attributable to noncontrolling interests	—	—	(121,735)	—	(121,735)

Comprehensive income (loss) attributable to MGM Resorts International	$(537,309)	$313,909	$168,889	$(482,798)	$(537,309)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(655,726)	$771,165	$771,823	$—	$887,262

Cash flows from investing activities
Capital expenditures, net of construction payable	—	(254,852)	(61,905)	—	(316,757)
Dispositions of property and equipment	—	135	101	—	236
Investments in and advances to unconsolidated affiliates	(37,000)	—	—	—	(37,000)
Distributions from unconsolidated affiliates in excess of earnings	—	1,347	—	—	1,347
Investments in treasury securities- maturities longer than 90 days	—	(195,313)	—	—	(195,313)
Proceeds from treasury securities- maturities longer than 90 days	—	225,301	—	—	225,301
Other	—	(1,221)	—	—	(1,221)

Net cash used in investing activities	(37,000)	(224,603)	(61,804)	—	(323,407)

Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(192,100)	—	(13,826)	—	(205,926)
Borrowings under bank credit facilities maturities - longer than 90 days	—	—	900,000	—	900,000
Repayments under bank credit facilities maturities - longer than 90 days	(1,834,128)	—	(900,000)	—	(2,734,128)
Issuance of senior notes	2,850,000	—	—	—	2,850,000
Retirement of senior notes	(534,650)	—	—	—	(534,650)
Debt issuance costs	(54,459)	—	—	—	(54,459)
Intercompany accounts	591,602	(548,791)	(42,811)	—	—
Distributions to noncontrolling interest owners	—	—	(206,806)	—	(206,806)
Other	(843)	(833)	(57)	—	(1,733)

Net cash provided by (used in) financing activities	825,422	(549,624)	(263,500)	—	12,298

Effect of exchange rate on cash	—	—	1,093	—	1,093

Cash and cash equivalents
Net increase (decrease) for the period	132,696	(3,062)	447,612	—	577,246
Balance, beginning of period	795,326	230,888	839,699	—	1,865,913

Balance, end of period	$928,022	$227,826	$1,287,311	$—	$2,443,159

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

Our primary business is the ownership and operation of casino resorts, which includes offering gaming, hotel, convention, dining, entertainment, retail and other resort amenities. We believe that we own and invest in several of the premier casino resorts in the world and have continually reinvested in our resorts to maintain our competitive advantage. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our resorts to generate operating cash flow to repay debt financings, fund capital expenditures and provide excess cash flow for future development. We make significant investments in our resorts through newly remodeled hotel rooms, restaurants, entertainment and nightlife offerings, as well as other new features and amenities.

Results of operations from our wholly owned domestic resorts in the third quarter of 2013 improved compared to the third quarter of 2012 as a result of increased casino and hotel revenues as general economic conditions continue to improve. In the Las Vegas Strip market, as reported by the Las Vegas Convention and Visitors Authority, casino revenues increased 3% through September of 2013, and although visitation to Las Vegas was flat for the same period, the average room rate increased 3% compared to the same period in the prior year.

In Macau, results of operations also improved in the third quarter of 2013 compared to the prior year period primarily as a result of strong gaming volumes. Despite continued concerns about economic uncertainty in China we expect the Macau market to continue to grow. Gross casino revenues for the Macau market increased 17% year-to-date through September of 2013, with increases in both high-end (“VIP”) and main floor volumes.

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

Wholly Owned Domestic Resorts

Over half of the net revenue from our wholly owned domestic resorts is derived from non-gaming operations including hotel, food and beverage, entertainment and other non-gaming amenities. We market to different customer groups and utilize our significant convention and meeting facilities to maximize hotel occupancy and customer volumes during off-peak times such as mid-week or during traditionally slower leisure travel periods, which also leads to better labor utilization. Our operating results are highly dependent on the volume of customers at our resorts, which in turn affects the price we can charge for our hotel rooms and other amenities. As a result of our leveraged business model, our operating results are significantly affected by our ability to generate operating revenues. Also, we generate a significant portion of our revenue from our wholly owned domestic resorts in Las Vegas, Nevada, which exposes us to certain risks, such as increased competition from new or expanded Las Vegas resorts, and from the expansion of gaming in the United States generally.

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

CityCenter. We own 50% of CityCenter. The other 50% of CityCenter is owned by Infinity World Development Corp, a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, a casino resort; Mandarin Oriental Las Vegas, a non-gaming boutique hotel; Crystals, a retail and entertainment district; and Vdara, a luxury condominium-hotel. In addition, CityCenter includes residential units in the Residences at Mandarin Oriental and Veer. We receive a management fee of 2% of revenues for the management of Aria and Vdara, and 5% of EBITDA (as defined in the agreements governing our management of Aria and Vdara). In addition, we receive an annual fee of $3 million for the management of Crystals.

Other unconsolidated affiliates. We also own 50% interests in Grand Victoria and Silver Legacy. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Silver Legacy is located in Reno, Nevada, adjacent to Circus Circus Reno, and the other 50% is owned by Eldorado LLC.

MGM Hospitality. MGM Hospitality seeks to leverage our management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. MGM Hospitality has entered into management agreements for hotels in the Middle East, North Africa, India and – through its joint venture with Diaoyutai State Guesthouse – the People’s Republic of China. MGM Hospitality opened its first resort, MGM Grand Sanya, on Hainan Island in the People’s Republic of China in early 2012.

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

We consolidate the trust because we are the sole economic beneficiary and we account for our interest in Borgata under the cost method. As of September 30, 2013, the trust had $110 million of cash and investments, of which $90 million is held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within “Prepaid expenses and other.”

Results of Operations

The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2013 and 2012.

Summary Financial Results

The following table summarizes our financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net revenues	$2,463,037	$2,254,978	$7,296,450	$6,866,333
Operating income	247,763	137,401	781,182	505,382
Net income (loss)	23,625	(154,674)	15,625	(428,415)
Net loss attributable to MGM Resorts International	(31,859)	(181,159)	(118,271)	(543,864)

Consolidated net revenue for the three months ended September 30, 2013 increased 9% over the prior year quarter due primarily to a 13% increase in casino revenue. Consolidated net revenue for the nine months ended September 30, 2013 increased 6% over the prior year period due primarily to an increase of 10% in casino revenues. See below for additional information related to segment revenues.

Consolidated operating income of $248 million for the three months ended September 30, 2013 benefited from increased revenues at our wholly owned domestic resorts and MGM China, a decrease in corporate expense, and a decrease in depreciation and amortization expense compared to the prior year period as discussed further below. Operating income for the third quarter of 2013 was negatively affected by an impairment charge of $20 million related to land in Jean and Sloan, Nevada. In the prior year quarter, operating income was negatively affected by $18 million related to our share of a CityCenter residential inventory impairment charge and $16 million related to costs CityCenter accrued for the Harmon demolition.

Consolidated operating income of $781 million for the nine months ended September 30, 2013 benefited from increases in revenues at our wholly owned domestic resorts and MGM China and a decrease in depreciation and amortization expense. Corporate expense increased over the prior year period as discussed below. In addition to the impairment charges noted above for the third quarter of 2013, we recognized impairment charges of $37 million related to our investment in Grand Victoria and $45 million related to certain corporate buildings in the second quarter of 2013. In the second quarter of the prior year, we recognized an impairment charge of $85 million related to our investment in Grand Victoria.

Corporate expense decreased 14% to $54 million for the quarter ended September 30, 2013 and increased 4% to $153 million for the nine months ended September 30, 2013, as costs associated with development efforts in Massachusetts and Maryland were mainly incurred during 2012 and the first half of 2013.

Depreciation and amortization decreased $17 million and $59 million in the three and nine months ended September 30, 2013, respectively, compared to the prior year periods, due primarily to lower amortization expense at MGM China as a result of extending the useful life of the gaming subconcession upon effectiveness of our Cotai land concession agreement.

Operating Results – Detailed Segment Information

The following table presents detailed information regarding consolidated net revenues and Adjusted EBITDA by segment. Management uses Adjusted Property EBITDA as the primary profit measure for our reportable segments. See “Non-GAAP Measures” for additional information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net revenues:
Wholly owned domestic resorts	$1,548,113	$1,486,155	$4,573,297	$4,470,981
MGM China	808,471	665,074	2,391,177	2,076,460

Reportable segment net revenues	2,356,584	2,151,229	6,964,474	6,547,441
Corporate and other	106,453	103,749	331,976	318,892

	$2,463,037	$2,254,978	$7,296,450	$6,866,333

Adjusted EBITDA:
Wholly owned domestic resorts	$350,060	$324,764	$1,086,700	$990,894
MGM China	190,772	152,491	576,042	503,572

Reportable segment Adjusted Property EBITDA	540,832	477,255	1,662,742	1,494,466
Corporate and other	(50,981)	(104,872)	(107,129)	(190,266)

	$489,851	$372,383	$1,555,613	$1,304,200

Wholly owned domestic resorts. The following table presents detailed net revenue at our wholly owned domestic resorts:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Percentage Change	2012	2013	Percentage Change	2012
	(In thousands)
Casino revenue:
Table games	$223,981	10%	$204,286	$648,120	10%	$588,531
Slots	421,408	1%	417,107	1,247,971	1%	1,241,349
Other	16,053	(10%)	17,860	47,027	(11%)	52,822

Casino revenue	661,442	3%	639,253	1,943,118	3%	1,882,702
Non-casino revenue:
Rooms	399,127	5%	378,994	1,210,254	4%	1,163,038
Food and beverage	345,237	1%	342,242	1,057,685	(1%)	1,068,537
Entertainment, retail and other	306,818	8%	285,043	846,808	1%	835,866

Non-casino revenue	1,051,182	4%	1,006,279	3,114,747	2%	3,067,441

	1,712,624	4%	1,645,532	5,057,865	2%	4,950,143
Less: Promotional allowances	(164,511)	3%	(159,377)	(484,568)	1%	(479,162)

	$1,548,113	4%	$1,486,155	$4,573,297	2%	$4,470,981

Net revenue related to wholly owned domestic resorts increased 4% for the quarter ended September 30, 2013 as a result of increased casino revenue and non-casino revenue. Overall table games volumes increased 5% for the third quarter, due primarily to higher baccarat drop, and table games hold percentage was 21.5% for the current quarter compared to 20.4% in the prior year period. Slots revenue increased 1% compared to the prior year quarter.

Net revenue related to wholly owned domestic resorts increased 2% for the nine months ended September 30, 2013, primarily as a result of increased casino revenue and rooms revenue. Table games hold percentage was 20.6% for the nine months ended September 30, 2013, compared to 18.9% for the prior year period, and total table games volume decreased 1% compared to the prior year period. Slots revenue increased 1% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Rooms revenue for the quarter ended September 30, 2013 increased 5%, with a 3% increase in Las Vegas Strip REVPAR. Rooms revenue for the nine months ended September 30, 2013 increased 4% with a 2% increase in Las Vegas Strip REVPAR. Occupancy at our Las Vegas Strip resorts increased for the three months ended September 30, 2013 and was flat for the nine months ended September 30, 2013.

The following table shows key hotel statistics for our Las Vegas Strip resorts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Occupancy	93%	92%	92%	92%
Average Daily Rate (ADR)	$127	$124	$131	$129
Revenue per Available Room (REVPAR)	117	114	121	119

Food and beverage revenue for the three months ended September 30, 2013 increased 1% compared to the same period in the prior year, due primarily to increased revenue from leased outlets. Food and beverage revenue for the nine months ended September 30, 2013 decreased 1% compared to the prior year, due primarily to the closure of certain outlets. Entertainment, retail and other revenue increased for the three and nine months ended September 30, 2013 compared to the prior year, due primarily to higher revenue related to our Michael Jackson ONE Cirque du Soleil production show.

Adjusted Property EBITDA at our wholly owned domestic resorts increased 8% and 10% for the three and nine months ended September 30, 2013, respectively, primarily as a result of an increase in casino margin driven by higher table games revenue, as well as an increase in rooms revenue, as discussed above.

MGM China. For the quarter ended September 30, 2013, net revenue for MGM China increased 22% driven by increases in VIP table games turnover and main floor table games drop of 28% and 10%, respectively. VIP table games hold percentage decreased from 3.0% in the quarter ended September 30, 2012 to 2.8% in the quarter ended September 30, 2013, and main floor table games hold percentage increased from 29.6% to 35.3% in the current year quarter. Slots revenue increased 3% due to a 10% increase in volume. MGM China’s Adjusted EBITDA for the quarter ended September 30, 2013 was $191 million. Excluding branding fees of $8 million and $5 million for the quarter ended September 30, 2013 and 2012, respectively, Adjusted EBITDA increased 26%.

Net revenue for the nine months ended September 30, 2013 increased 15% compared to the same period in the prior year, due primarily to increases in both VIP table games turnover and main floor table games drop of 26% and 9%, respectively. VIP table games hold percentage was 2.8% in the current nine month period compared to 3.1% in the prior year, while main floor table games hold increased from 29.2% in the prior year period to 34.3% in the current year. Slots volume for the nine months ended September 30, 2013 increased 16% compared to the same period in the prior year. MGM China’s Adjusted EBITDA for the nine months ended September 30, 2013 was $576 million. MGM China’s Adjusted EBITDA included branding fees of $36 million and $30 million for the nine months ended September 30, 2013 and 2012, respectively. Excluding branding fees, Adjusted EBITDA increased 15% compared to the same period in the prior year.

Corporate and other. Corporate and other revenue includes revenues from MGM Hospitality and management operations and reimbursed revenue related primarily to our CityCenter management agreement. Corporate and other Adjusted EBITDA loss for the third quarter of 2013 decreased $54 million from the comparable prior year period due primarily to a decrease in our loss from unconsolidated affiliates related to CityCenter. Adjusted EBITDA loss for the nine months ended September 30, 2013 decreased $83 million due mainly to operating income of $10 million from unconsolidated affiliates related to CityCenter, compared to a $61 million loss in the prior year period. Additionally, a reduction in stock compensation expense was offset by an increase in corporate expense as discussed above.

Operating Results — Details of Certain Charges

Property transactions, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Land impairment charge	$20,354	$—	$20,354	$—
Corporate buildings impairment charge	—	—	44,510	—
Grand Victoria investment impairment charge	—	—	36,607	85,009
Other property transactions, net	5,773	5,803	21,278	12,178

	$26,127	$5,803	$122,749	$97,187

We own land in Jean and Sloan, Nevada. Due to an increased probability of sale, we do not believe it is likely that the carrying value of the land will be recovered. Therefore, an impairment charge of $20 million was recorded as of September 30, 2013, based on an estimated fair value of $24 million. Fair value was determined based on recent indications from market participants.

During the second quarter of 2013, we recorded an impairment charge of $45 million related to corporate buildings which are expected to be removed from service. In June 2013, we executed agreements formalizing the details of a joint venture to build a new Las Vegas arena project, of which we will own 50%, that will be located on the land underlying these buildings.

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

Other property transactions, net for the nine months ended September 30, 2013 and 2012 includes miscellaneous asset disposals and demolition costs.

Operating Results – Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our income (loss) from unconsolidated affiliates, adjusted for the effect of certain basis differences:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
CityCenter	$(2,881)	$(42,814)	$9,675	$(60,745)
Other	6,809	4,871	17,279	15,479

	$3,928	$(37,943)	$26,954	$(45,266)

Our share of CityCenter’s operating loss, including certain basis difference adjustments, decreased $40 million for the quarter ended September 30, 2013 compared to the prior year period. CityCenter’s net revenues increased 10% in the same period due primarily to increased residential revenues. Casino revenue decreased 12% due to lower table games hold percentage, which was 22.5% in the current year quarter and 29.3% in the prior year period. In the prior year, CityCenter’s third quarter results were negatively affected by an impairment charge of $36 million related to the Mandarin Oriental residential inventory and $32 million for an accrual of costs related to the Harmon demolition. We recorded our 50% share of these charges.

For the nine months ended September 30, 2013, our share of operating income was $10 million compared to an operating loss of $61 million in the prior year period. CityCenter’s net revenue for the nine months ended September 30, 2013 increased 18% compared to the prior year period, related to an increase in casino revenue as well as increased residential revenues. Aria’s casino revenue benefited from an increase in table games volume and a table games hold percentage of 24.3% in 2013 compared to 23.0% in the prior year. In addition, entertainment revenue increased $19 million due to the opening of the Zarkana Cirque du Soleil production show.

Non-operating Results

Interest expense. Interest expense decreased $67 million and $188 million for the three and nine months ended September 30, 2013, respectively, compared to 2012, primarily as a result of the December 2012 refinancing transactions. At MGM China, interest expense was $6 million and $22 million for the three and nine months ended September 30, 2013, respectively, compared to $6 million and $17 million in the prior year periods. We had minimal capitalized interest in the three and nine months ended September 30, 2013 and 2012.

Other, net. The nine months ended September 30, 2012 included a loss on early retirement of debt of $59 million related to previously recorded discounts and certain debt issuance costs in connection with a prior year amendment of our senior credit facility and subsequent repayment of non-extending loans.

Non-operating items from unconsolidated affiliates. Non-operating expense from unconsolidated affiliates increased by $2 million and $15 million for the three and nine months ended September 30, 2013 primarily related to our share of statutory interest recorded by CityCenter for estimated amounts owed in connection with the CityCenter construction litigation as well as an increase in interest expense at CityCenter related to an increase in pay-in-kind interest on member notes.

Income taxes. We remeasured the net deferred tax liability of MGM Grand Paradise due to the extension of the amortization period of the Macau gaming concession in connection with the effectiveness of the Cotai land concession, resulting in an increase in the net deferred tax liability and a corresponding increase in provision for income taxes of $65 million in the first quarter of 2013. In addition, we settled all issues under appeal in connection with the IRS audits of our consolidated federal income tax returns and our cost method investee returns for the 2003 and 2004 tax years, resulting in a reduction in provision for income taxes of $38 million, including the impact of the settlement on the valuation allowance, in the first quarter of 2013. Finally, we recorded a valuation allowance for U.S. federal deferred tax assets, resulting in an increase in provision for income taxes of $38 million and $64 million for the three and nine months ended September 30, 2013, respectively. See Note 2 in the accompanying financial statements for further discussion of the valuation allowance and complementary tax.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Adjusted EBITDA	$489,851	$372,383	$1,555,613	$1,304,200
Preopening and start-up expenses	(4,279)	(765)	(9,931)	(765)
Property transactions, net	(26,127)	(5,803)	(122,749)	(97,187)
Depreciation and amortization	(211,682)	(228,414)	(641,751)	(700,866)

Operating income	247,763	137,401	781,182	505,382

Non-operating expense
Interest expense, net of amounts capitalized	(208,939)	(275,771)	(648,886)	(836,436)
Other, net	(23,349)	(18,889)	(90,525)	(124,121)

	(232,288)	(294,660)	(739,411)	(960,557)
Income (loss) before income taxes	15,475	(157,259)	41,771	(455,175)
Benefit (provision) for income taxes	8,150	2,585	(26,146)	26,760

Net income (loss)	23,625	(154,674)	15,625	(428,415)
Less: Net income attributable to noncontrolling interests	(55,484)	(26,485)	(133,896)	(115,449)

Net loss attributable to MGM Resorts International	$(31,859)	$(181,159)	$(118,271)	$(543,864)

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended September 30, 2013
	Operating Income (Loss)	Preopening and Start-up Expenses	Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$47,576	$—	$(69)	$22,604	$70,111
MGM Grand Las Vegas	43,059	—	422	22,617	66,098
Mandalay Bay	19,209	1,076	17	21,734	42,036
The Mirage	17,198	—	30	12,547	29,775
Luxor	5,708	646	(373)	9,304	15,285
New York-New York	13,631	—	1,886	5,192	20,709
Excalibur	11,732	—	22	3,582	15,336
Monte Carlo	10,025	82	554	4,584	15,245
Circus Circus Las Vegas	863	—	1,037	3,948	5,848
MGM Grand Detroit	31,265	—	—	5,590	36,855
Beau Rivage	14,004	—	(14)	7,268	21,258
Gold Strike Tunica	6,038	—	—	3,464	9,502
Other resort operations	(21,107)	—	22,553	556	2,002

Wholly owned domestic resorts	199,201	1,804	26,065	122,990	350,060

MGM China	114,071	2,286	20	74,395	190,772
CityCenter (50%)	(2,881)	—	—	—	(2,881)
Other unconsolidated resorts	6,809	—	—	—	6,809
Management and other operations	(1,511)	189	4	2,962	1,644

	315,689	4,279	26,089	200,347	546,404

Stock compensation	(5,968)	—	—	—	(5,968)
Corporate	(61,958)	—	38	11,335	(50,585)

	$247,763	$4,279	$26,127	$211,682	$489,851

	Three Months Ended September 30, 2012
	Operating Income (Loss)	Preopening and Start-up Expenses	Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$30,454	$—	$52	$23,627	$54,133
MGM Grand Las Vegas	24,375	—	3,497	20,506	48,378
Mandalay Bay	15,251	—	392	18,749	34,392
The Mirage	25,949	—	541	13,017	39,507
Luxor	6,076	—	765	8,876	15,717
New York-New York	15,619	—	148	5,187	20,954
Excalibur	11,016	—	—	4,378	15,394
Monte Carlo	8,332	—	9	4,809	13,150
Circus Circus Las Vegas	3,541	—	—	4,781	8,322
MGM Grand Detroit	30,206	641	37	8,380	39,264
Beau Rivage	15,129	—	(78)	7,671	22,722
Gold Strike Tunica	7,825	—	1	3,215	11,041
Other resort operations	1,176	—	(8)	622	1,790

Wholly owned domestic resorts	194,949	641	5,356	123,818	324,764

MGM China	60,527	—	426	91,538	152,491
CityCenter (50%)	(42,938)	124	—	—	(42,814)
Other unconsolidated resorts	4,871	—	—	—	4,871
Management and other operations	(3,574)	—	—	3,165	(409)

	213,835	765	5,782	218,521	438,903

Stock compensation	(7,897)	—	—	—	(7,897)
Corporate	(68,537)	—	21	9,893	(58,623)

	$137,401	$765	$5,803	$228,414	$372,383

	Nine Months Ended September 30, 2013
	Operating Income (Loss)	Preopening and Start-up Expenses	Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$185,354	$—	$272	$73,586	$259,212
MGM Grand Las Vegas	113,431	—	1,192	63,115	177,738
Mandalay Bay	63,445	1,550	2,453	63,360	130,808
The Mirage	42,462	—	4,325	37,677	84,464
Luxor	18,580	758	2,554	27,255	49,147
New York-New York	49,326	—	2,416	16,039	67,781
Excalibur	39,276	—	35	10,905	50,216
Monte Carlo	35,066	140	3,506	13,902	52,614
Circus Circus Las Vegas	1,275	—	1,047	13,379	15,701
MGM Grand Detroit	98,345	—	—	16,825	115,170
Beau Rivage	29,163	—	(305)	22,739	51,597
Gold Strike Tunica	16,824	—	1,174	10,009	28,007
Other resort operations	(19,994)	—	22,552	1,687	4,245

Wholly owned domestic resorts	672,553	2,448	41,221	370,478	1,086,700

MGM China	339,322	6,918	365	229,437	576,042
CityCenter (50%)	9,299	376	—	—	9,675
Other unconsolidated resorts	17,279	—	—	—	17,279
Management and other operations	17,383	189	4	8,889	26,465

	1,055,836	9,931	41,590	608,804	1,716,161

Stock compensation	(19,157)	—	—	—	(19,157)
Corporate	(255,497)	—	81,159	32,947	(141,391)

	$781,182	$9,931	$122,749	$641,751	$1,555,613

	Nine Months Ended September 30, 2012
	Operating Income (Loss)	Preopening and Start-up Expenses	Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$135,874	$—	$406	$71,649	$207,929
MGM Grand Las Vegas	50,796	—	4,627	59,312	114,735
Mandalay Bay	60,817	—	937	58,851	120,605
The Mirage	52,691	—	611	38,691	91,993
Luxor	23,691	—	950	26,785	51,426
New York-New York	52,318	—	391	16,220	68,929
Excalibur	35,407	—	3	13,288	48,698
Monte Carlo	29,235	—	567	14,752	44,554
Circus Circus Las Vegas	7,079	—	77	14,455	21,611
MGM Grand Detroit	94,975	641	921	28,303	124,840
Beau Rivage	36,252	—	(70)	22,991	59,173
Gold Strike Tunica	23,758	—	3	9,901	33,662
Other resort operations	958	—	(22)	1,803	2,739

Wholly owned domestic resorts	603,851	641	9,401	377,001	990,894

MGM China	218,869	—	1,890	282,813	503,572
CityCenter (50%)	(60,869)	124	—	—	(60,745)
Other unconsolidated resorts	15,479	—	—	—	15,479
Management and other operations	3,692	—	—	10,702	14,394

	781,022	765	11,291	670,516	1,463,594

Stock compensation	(25,998)	—	—	—	(25,998)
Corporate	(249,642)	—	85,896	30,350	(133,396)

	$505,382	$765	$97,187	$700,866	$1,304,200

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents balance at September 30, 2013 was $1.4 billion, which included $925 million at MGM China.

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant tax payments or refunds, and by distributions from unconsolidated affiliates. Cash provided by operating activities was $1.10 billion for the nine months ended September 30, 2013, compared to cash provided by operating activities of $887 million in the prior year period. Operating cash flows related to MGM China were $785 million for the nine months ended September 30, 2013, compared to $685 million in the prior year period and were positively affected by changes in working capital primarily related to short-term gaming liabilities.

Investing activities. We had capital expenditures of $380 million for the nine months ended September 30, 2013, of which $183 million related to MGM China, excluding development fees eliminated in consolidation. Capital expenditures at MGM China primarily related to the construction of MGM Cotai, including a $47 million construction deposit. Capital expenditures at our wholly owned domestic resorts included various room remodels, restaurant remodels, and entertainment venue remodels. Most of the costs capitalized related to furniture and fixtures, materials and external labor costs.

We had capital expenditures of $317 million in the nine months ended September 30, 2012, including $51 million at MGM China. Our capital expenditures related mainly to $77 million of expenditures related to the room remodel at MGM Grand, $43 million of aircraft acquisition costs and capital expenditures at various resorts including restaurant remodels, entertainment venue remodels and theater renovations. Most of the costs capitalized related to furniture and fixtures, materials and external labor costs.

In the nine months ended September 30, 2013, we made investments and advances of $19 million to CityCenter pursuant to the completion guarantee, compared to $37 million in the prior year period.

During the nine months ended September 30, 2013, our New Jersey trust received proceeds of $204 million from treasury securities with maturities greater than 90 days and reinvested $174 million in treasury securities with maturities greater than 90 days. During the nine months ended September 30, 2012, our New Jersey trust received proceeds of $225 million from treasury securities with maturities greater than 90 days and reinvested $195 million in treasury securities with maturities greater than 90 days.

Financing activities. During the nine months ended September 30, 2013, we repaid net debt of $553 million, which included the repayment of our $462 million 6.75% senior notes and $150 million 7.625% senior subordinated debentures at maturity. We incurred $17 million of debt issuance costs related to the re-pricing of the term loan B facility in May 2013. During the first nine months of 2012, we issued $850 million of 8.625% senior notes due 2019 for net proceeds of $836 million, issued $1.0 billion of 7.75% senior notes due 2022 for net proceeds of $986 million, issued $1.0 billion of 6.75% senior notes due 2020 for net proceeds of $986 million, and repaid $2.0 billion under our senior credit facility. Additionally, in the nine months ended September 30, 2012, we repaid the approximately $535 million outstanding principal amount of our 6.75% senior notes due 2012 at maturity.

MGM China paid a $113 million special dividend in September 2013, of which $58 million remained within the consolidated entity and $55 million was distributed to noncontrolling interests. Additionally, MGM China paid a $500 million special dividend in March 2013, of which $255 million remained within the consolidated entity and $245 million was distributed to noncontrolling interests. MGM China paid a $400 million special dividend in March 2012, of which $204 million remained within the consolidated entity and $196 million was distributed to noncontrolling interests.

Other Factors Affecting Liquidity

Anticipated uses of cash. We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. We expect to meet our debt obligations and planned capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, and available borrowings under our senior credit facility. Excluding MGM China, at September 30, 2013 we had $537 million of principal amount of long-term debt maturing, and an estimated $784 million of cash interest payments based on current outstanding debt and applicable interest rates, within the next twelve months. At September 30, 2013, we had $13.0 billion of indebtedness, including $2.9 billion of borrowings outstanding under our $4.0 billion senior credit facility and $553 million outstanding under the $2.0 billion MGM China credit facility.

We expect to spend approximately $325 million in the twelve months ending December 31, 2013 related to capital expenditures at corporate and our wholly owned domestic resorts, which includes expenditures for a remodel of the front façades of New York-New York and Monte Carlo, room remodels, theater renovations, information technology and slot machine purchases. Our capital expenditures fluctuate depending on our decisions with respect to strategic capital investments in new or existing resorts and the timing of capital investments to maintain the quality of our resorts, the amounts of which can vary depending on timing of larger remodel projects related to our public spaces and hotel rooms. Such costs could increase significantly in future periods depending on the progress of our development efforts and the structure of our ownership interests in such developments. In accordance with our senior credit facility covenants, we and our restricted subsidiaries are limited to annual capital expenditures (as defined in the agreement governing our senior credit facility) of $500 million in each year beginning with 2013 with unused amounts in any fiscal year rolling over to the next fiscal year, but not any fiscal year thereafter.

In Macau, MGM China expects to spend approximately $320 million during 2013 on capital improvements, of which approximately $270 million relates to the Cotai project, including a construction deposit made in the second quarter of 2013. The budgeted capital improvement amounts exclude land and capitalized interest.

Cotai land concession. On October 18, 2012, MGM Grand Paradise formally accepted the terms and conditions of a land concession contract from the government for its planned development on Cotai. The land concession contract became effective on January 9, 2013 when the Macau government published it in the Official Gazette of Macau, and has an initial term of 25 years. The land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual payments. As of September 30, 2013, MGM China had paid $71 million of the contract premium recorded within other long-term assets, net. In July 2013, MGM China paid the first semi-annual payment of $15 million under the land concession contract. Including interest on the seven remaining semi-annual payments, MGM China has $103 million remaining payable for the land concession contract. In addition, MGM Grand Paradise is required to pay the Macau government $269,000 per year in rent during the course of development of the land and $681,000 per year in rent once the development is completed. The annual rent is subject to review by the Macau government every five years. MGM China has made significant progress in getting its construction team in place as well as finalizing its designs. Under the terms of the land concession contract, MGM Grand Paradise is required to complete the development of the land within 60 months from the date of publication.

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

CityCenter completion guarantee. In October 2013, we entered into a third amended and restated completion and cost overrun guarantee, which is collateralized by substantially all of the assets of Circus Circus Las Vegas, as well as certain undeveloped land adjacent to that property. The terms of the amended and restated completion guarantee provide CityCenter the ability to utilize up to $72 million of net residential proceeds to fund construction costs, or to reimburse us for construction costs previously expended. As of September 30, 2013, CityCenter is holding approximately $72 million in a separate bank account representing the remaining condo proceeds available to fund completion guarantee obligations or be reimbursed to us. In accordance with the amended and restated completion guarantee, such amounts can only be used to fund construction lien obligations or reimbursed to us once the Perini litigation is settled.

As of September 30, 2013, we had funded $711 million under the completion guarantee and have accrued a liability of $82 million which includes estimated litigation costs related to the resolution of disputes with contractors concerning the final construction costs and estimated amounts to be paid to contractors through the legal process related to the Perini litigation. We do not believe it is reasonably possible we could be liable for amounts in excess of what we have accrued. Our estimated obligation has been offset by $72 million of condominium proceeds received by CityCenter, which are available to fund construction lien claims upon the resolution of the Perini litigation. Also, our accrual reflects certain estimated offsets to the amounts claimed by the contractors. Moreover, we have not accrued for any contingent payments to CityCenter related to the Harmon component, which will not be completed using the building as it now stands. See Note 5 in the accompanying financial statements for discussion of the status of the Harmon.

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

Impairments. The undiscounted cash flows of our significant operating asset groups have historically exceeded their carrying values by a substantial margin. However, during the third quarter we recorded an impairment charge related to land in Jean and Sloan, Nevada as discussed in Note 9. In addition, during the second quarter of 2013, we recorded an impairment charge related to our corporate building assets and our investment in the Grand Victoria joint venture as discussed in Note 3.

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

As of September 30, 2013, variable rate borrowings represented 26% of our total borrowings. Assuming a 100 basis-point increase in LIBOR (in the case of the term loan B facility, over the 1.00% floor specified in our senior credit facility), our annual interest cost would change by $29 million based on gross amounts outstanding at September 30, 2013. Assuming a 100 basis-point increase in HIBOR for the MGM Grand Paradise credit facility, our annual interest cost would change by $6 million based on amounts outstanding at September 30, 2013. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in							Fair Value September 30,
	2013	2014	2015	2016	2017	Thereafter	Total	2013
	(In millions)
Fixed-rate	$—	$509	$2,325	$1,476	$743	$4,579	$9,632	$10,817
Average interest rate	N/A	5.9%	5.1%	8.2%	7.6%	7.8%	7.1%
Variable rate	$7	$28	$28	$166	$1,520	$1,663	$3,412	$3,400
Average interest rate	3.3%	3.3%	3.3%	2.2%	2.7%	3.5%	3.1%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau. While recent fluctuations in exchange rates have been minimal, potential changes in policy by governments or fluctuations in the economies of the United States, Macau or Hong Kong could cause variability in these exchange rates.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rules 13a-15(e) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The CityCenter Owners and the other defendants dispute Perini’s allegations, and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to CityCenter, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon, property damage and Perini’s failure to perform its obligations to pay certain subcontractors and to prevent filing of liens against CityCenter. Parallel to the court litigation, CityCenter management conducted an extra-judicial program for settlement of CityCenter subcontractor claims. CityCenter has resolved the claims of 219 first-tier Perini subcontractors (including the claims of any lower-tier subcontractors that might have claims through those first-tier subcontractors), with only three remaining for further proceedings along with trial of Perini’s claims and CityCenter’s Harmon-related counterclaim and other claims by CityCenter against Perini and its parent guarantor, Tutor Perini. Two of the remaining subcontractors are implicated in the defective work at the Harmon. In August 2013 Perini recorded an amended notice of lien reducing its lien to approximately $167 million.

In November 2012, Perini filed a second amended complaint which, among other things, added claims against the CityCenter defendants of breach of contract (alleging that CityCenter’s Owner Controlled Insurance Program (“OCIP”) failed to provide adequate project insurance for Perini with broad coverages and high limits) and tortious breach of the implied covenant of good faith and fair dealing (alleging improper administration by CityCenter of the OCIP and Builders Risk insurance programs).

CityCenter reached a settlement agreement with certain professional service providers against whom it had asserted claims in this litigation for errors or omissions with respect to the CityCenter project, which settlement has been approved by the court. Trial of all remaining claims, including the Perini and remaining subcontractor claims against CityCenter, and CityCenter’s counterclaims against Perini and certain subcontractors for defective work at the Harmon has been reset to commence on April 28, 2014.

The CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the Perini lawsuit. The Company believes that a loss with respect to Perini’s punitive damages claim is neither probable nor reasonably possible.

Please refer to Note 5 in the accompanying consolidated financial statements for further discussion on the Company’s completion guarantee obligation which may be impacted by the outcome of the above litigation and the joint venture’s extra-judicial settlement process.

Securities and derivative litigation. In 2009 various shareholders filed six lawsuits in Nevada federal and state court against the Company and various of its former and current directors and officers alleging federal securities laws violations and/or related breaches of fiduciary duties in connection with statements allegedly made by the defendants during the period August 2007 through the date of such lawsuit filings in 2009 (the “class period”). In general, the lawsuits assert the same or similar allegations, including that during the relevant period defendants artificially inflated the Company’s common stock price by knowingly making materially false and misleading statements and omissions to the investing public about the Company’s financial statements and condition, operations, CityCenter, and the intrinsic value of the Company’s common stock; that these alleged misstatements and omissions thereby enabled certain Company insiders to derive personal profit from the sale of Company common stock to the public; that defendants caused plaintiffs and other shareholders to purchase Company common stock at artificially inflated prices; and that defendants imprudently implemented a share repurchase program to the detriment of the Company. The lawsuits seek unspecified compensatory damages, restitution and disgorgement of alleged profits and/or attorneys’ fees and costs in amounts to be proven at trial, as well as injunctive relief related to corporate governance.

The lawsuits are:

In re MGM MIRAGE Securities Litigation, Case No. 2:09-cv-01558-GMN-LRL. In November 2009, the U.S. District Court for Nevada consolidated the Robert Lowinger v. MGM MIRAGE, et al. (Case No. 2:09-cv-01558-RCL-LRL, filed August 19, 2009) and Khachatur Hovhannisyan v. MGM MIRAGE, et al. (Case No. 2:09-cv-02011-LRH-RJJ, filed October 19, 2009) putative class actions under the caption “In re MGM MIRAGE Securities Litigation.” The cases name the Company and certain former and current directors and officers as defendants and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. These cases were transferred in July 2010 to the Honorable Gloria M. Navarro. In October 2010 the court appointed several employee retirement benefits funds as co-lead plaintiffs and their counsel as co-lead and co-liaison counsel. In January 2011, lead plaintiffs filed a consolidated amended complaint, alleging that between August 2, 2007 and March 5, 2009, the Company, its directors and certain of its officers artificially inflated the market price of the Company’s securities by knowingly making materially false and misleading public statements and omissions concerning the Company’s financial condition, its liquidity, its access to credit, and the costs and progress of construction of the CityCenter development. The consolidated amended complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder.

On March 15, 2011 all defendants moved to dismiss the consolidated amended complaint on the grounds that it fails to allege facts upon which relief could be granted under the federal securities laws, and on the further ground that the complaint fails to satisfy the heightened pleading standards mandated by the Private Securities Litigation Reform Act (“PSLRA”). The motions to dismiss emphasized three primary arguments: 1) the complaint fails to allege that the defendants made false or misleading statements of fact, as opposed to statements concerning plans and expectations that did not anticipate the severity of the financial crisis of 2008-2009 and the challenges presented by constructing CityCenter; 2) the complaint fails to allege facts supporting a “strong inference” of wrongful intent, as the PSLRA requires; and 3) the complaint fails to plead adequately that the alleged wrongdoing was the cause of the decline in the price of the Company’s publicly traded securities. The parties completed the briefing in support of, and in opposition to, the motions to dismiss, and requested oral argument on the motions.

On March 27, 2012, the court issued an order which granted the defendant’s motion to dismiss plaintiffs’ consolidated complaint without prejudice, and allowed plaintiffs an opportunity to file an amended complaint. On April 17, 2012 plaintiffs filed an amended complaint which substantially repeats but reorganizes their substantive allegations and asserts the same claims as raised in the original complaint. On May 30, 2012 defendants filed a joint motion to dismiss plaintiffs’ amended complaint. On September 26, 2013 the court entered an order denying defendants’ motion to dismiss plaintiffs’ amended complaint.

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

In December 2010 and January 2011 the Company and its directors filed motions with the court to dismiss the derivative complaints in the Israni and Kim cases. The defendant Company officers also filed a separate motion to dismiss on the grounds that plaintiffs failed to allege either that a pre-suit demand had been made on the Company’s board of directors and had been wrongfully rejected, or that making such a demand would have been futile because the case falls within the extremely rare circumstance where the board would have been legally incapable of exercising its business judgment on the litigation decision. In March 2011, after the filing of these dismissal motions and pursuant to the parties’ stipulation, the plaintiffs filed a consolidated amended complaint that asserted claims similar to those in their earlier complaints. In April 2011 the defendants filed motions to dismiss the consolidated amended complaint, on the same grounds as their original motions to dismiss. After hearing on the motions to dismiss in June 2010, the court in July 2010 granted the motions on the ground that the plaintiffs had failed to allege facts excusing them from making a pre-suit demand on the Company’s board of directors. The court directed that the defendants submit a proposed order setting forth the factual and legal bases. The defendants submitted a proposed order, and the plaintiffs submitted an objection to the proposed order.

On May 15, 2012 the court in the Israni and Kim cases entered an order that granted defendants’ motion to dismiss the complaint without leave to amend, and an order that dismissed plaintiffs’ consolidated amended complaint with prejudice. On June 14, 2012 the plaintiffs filed a notice of appeal of the district court ruling to the Nevada Supreme Court. The appeal is pending.

Mario Guerrero v. James J. Murren, et al. (Case No. 2:09-cv-01815-KJD-RJJ, filed September 14, 2009, U.S. District Court for the District of Nevada); Regina Shamberger v. J. Terrence Lanni, et al. (Case No. 2:09-cv-01817-PMP-GWF, filed September 14, 2009, U.S. District Court for the District of Nevada), filed September 14, 2009. These purported shareholder derivative actions involve the same former and current director and officer defendants as those in the consolidated state court derivative actions, and also name the Company as a nominal defendant. They make factual allegations similar to those alleged in the state court actions, asserting claims of, among other things, breach of fiduciary duty by defendants’ asserted improper financial reporting, insider selling and misappropriation of information; waste of corporate assets; and unjust enrichment. In June 2010 the plaintiffs in these two actions made a joint motion for consolidation and appointment of lead plaintiffs and lead counsel. In March 2011, on stipulation of both plaintiffs and without opposition from the defendants, the two actions were consolidated under the caption In re MGM MIRAGE Derivative Litigation. In March 2011, with the stipulation of all parties, the court ordered that defendants need not respond to the complaints currently on file pending the disposition of the motions to dismiss in In re MGM MIRAGE Securities Litigation, without prejudice to either side’s right to seek to lift the stay at an earlier time. These cases remain pending before the court and the stay is currently set to expire on or about November 26, 2013.

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

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to those factors for the nine months ended September 30, 2013, except as further discussed below.

•

A significant portion of our labor force is covered by collective bargaining agreements. Work stoppages and other labor problems could negatively affect our business and results of operations. Approximately 30,000 of our employees are covered by collective bargaining agreements. The collective bargaining agreements covering most of our Las Vegas union employees expired on May 31, 2013. The collective bargaining agreements have been extended indefinitely subject to the right of termination by either party. Negotiations for the new collective bargaining agreements are ongoing. A prolonged dispute with the covered employees or any labor, unrest, strikes or other business interruptions in connection with labor negotiations or others could have an adverse impact on our operations. In addition, wage and or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. In addition, to the extent that our non-union employees join unions, we would have greater exposure to risks associated with labor problems.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchases are only conducted under repurchase programs approved by our board of directors and publicly announced. We did not repurchase shares of our common stock during the quarter ended September 30, 2013. The maximum number of shares available for repurchase under our May 2008 repurchase program was 20 million as of September 30, 2013.

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of the Company as of August 20, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 23, 2013).

10.1	Third Amended and Restated Sponsor Completion Guarantee, dated October 16, 2013, between the Company and Bank of America, N.A.

10.2	Second Amended and Restated Limited Liability Company Agreement of CityCenter Holdings, LLC, dated October 16, 2013.

10.3	Employment Agreement executed as of August 10, 2013, by and between the Company and William Hornbuckle (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2013).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at September 30, 2013 (unaudited) and December 31, 2012 (audited); (ii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012; (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012; (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Condensed Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International

Date: November 7, 2013	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2013		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)