Form 10-K
period 2013-12-31
MGM Resorts International
filed 2014-03-03
CIK 789570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes            No    X

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2013 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2013) was $4.2 billion. As of February 21, 2014, 490,430,177 shares of Registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

MGM Resorts International is referred to as the “Company,” “MGM Resorts,” or the “Registrant,” and together with its subsidiaries may also be referred to as “we,” “us” or “our.” MGM China Holdings Limited together with its subsidiaries is referred to as “MGM China.”

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

Our mission is to be the leader in entertainment and hospitality through a diverse collection of extraordinary people, distinctive brands and best-in-class destinations. We believe the following key elements of our strategic plan will allow us to achieve our mission:

•	Owning, developing, operating and strategically investing in a strong portfolio of resorts;
•	Operating our resorts in a manner that emphasizes the delivery of excellent customer service;
•	Increasing brand awareness and customer loyalty through our M life program; and
•	Leveraging our strong brands and taking advantage of our significant management experience and expertise.

Reportable Segments

We have two reportable segments that are based on the regions in which we operate: wholly owned domestic resorts and MGM China. We currently operate 15 wholly owned resorts in the United States. MGM China’s operations consist of the MGM Macau resort and casino (“MGM Macau”) and the development of a gaming resort in Cotai, Macau. We have additional business activities including our investments in unconsolidated affiliates, our MGM Hospitality operations, and certain other corporate and management operations. The CityCenter joint venture (“CityCenter”) is our most significant unconsolidated affiliate, which we also manage for a fee. See “Resort Operations” below, as well as Note 17 in the accompanying notes to the consolidated financial statements, for additional information related to our segments.

Resort Operations

General

Our casino resorts offer gaming, hotel, convention, dining, entertainment, retail and other resort amenities. We believe we own or invest in several of the finest casino resorts in the world and have continually reinvested in our resorts to maintain our competitive advantage. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our resorts to generate operating cash flow to repay debt financings, fund capital expenditures and provide excess cash flow for future development. We make significant investments in our resorts through newly remodeled hotel rooms, restaurants, entertainment and nightlife offerings, as well as other new features and amenities.

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

All of our casino resorts operate 24 hours a day, every day of the year, with the exception of Grand Victoria which operates 22 hours a day, every day of the year. At our wholly owned domestic resorts, our primary casino and hotel operations are owned and managed by us. Other resort amenities may be owned and operated by us, owned by us but managed by third parties for a fee, or leased to third parties. We utilize third-party management for specific expertise in operations of restaurants and nightclubs. We lease space to retail and food and beverage operators, particularly for branding opportunities and when capital investment by us is not desirable or feasible.

Our Operating Resorts

We have provided certain information below about our resorts as of December 31, 2013. Except as otherwise indicated, we wholly own and operate the resorts shown below.

Name and Location	Number of Guestrooms and Suites	Approximate Casino Square Footage (1)	Slots (2)	Gaming Tables (3)
Las Vegas Strip, Nevada
CityCenter - 50% owned (4)	5,742	150,000	1,942	130
Bellagio	3,939	156,000	2,118	146
MGM Grand Las Vegas (5)	6,017	153,000	1,859	148
Mandalay Bay	4,752	160,000	1,418	86
The Mirage	3,044	100,000	1,653	92
Luxor	4,400	111,000	1,275	77
Excalibur	3,981	93,000	1,500	74
New York-New York	2,024	90,000	1,318	70
Monte Carlo	2,992	87,000	1,357	57
Circus Circus Las Vegas	3,767	98,000	1,401	46

Subtotal	40,658	1,198,000	15,841	926

Other Nevada
Circus Circus Reno (Reno)	1,571	56,000	910	35
Silver Legacy - 50% owned (Reno) (6)	1,711	89,000	1,354	67
Gold Strike (Jean)	400	31,000	437	7
Railroad Pass (Henderson)	120	11,000	324	6

Name and Location	Number of Guestrooms and Suites	Approximate Casino Square Footage (1)	Slots (2)	Gaming Tables (3)
Other Operations
MGM Macau - 51% owned (Macau S.A.R.)	582	282,000	1,368	427
MGM Grand Detroit (Detroit, Michigan) (7)	400	127,000	3,922	95
Beau Rivage (Biloxi, Mississippi)	1,740	80,000	1,989	83
Gold Strike (Tunica, Mississippi)	1,133	48,000	1,312	55
Grand Victoria - 50% owned (Elgin, Illinois) (8)	-	30,000	1,161	22

Grand Total	48,315	1,952,000	28,618	1,723

(1)

Casino square footage is approximate and includes the gaming floor, race and sports, high limit areas and casino specific walkways, and excludes casino cage and other non-gaming space within the casino area.

(2)	Includes slot machines, video poker machines and other electronic gaming devices.
(3)	Includes blackjack (“21”), baccarat, craps, roulette and other table games; does not include poker.
(4)

Includes Aria with 4,004 rooms and Mandarin Oriental Las Vegas with 392 rooms. Vdara includes 1,495 condo-hotel units. As of December 31, 2013, 147 units have been sold and closed, of which 76 units were contracted to participate in a hotel rental program managed by CityCenter. The remaining 1,348 unsold units are currently being utilized as company-owned hotel rooms. The other 50% of CityCenter is owned by Infinity World Development Corp.

(5)	Includes 1,021 rooms available for rent at The Signature at MGM Grand Las Vegas.
(6)	The other 50% of Silver Legacy is owned by Eldorado LLC.
(7)	Our local partners have an ownership interest of approximately 3% of MGM Grand Detroit.
(8)	The other 50% of Grand Victoria is owned by an affiliate of Hyatt Gaming, who also operates that resort.

More detailed information about each of our operating resorts can be found in Exhibit 99.1 to this Annual Report on Form 10-K, which Exhibit is incorporated herein by reference.

Wholly owned domestic resorts. Over half of the net revenue from our wholly owned domestic resorts is derived from non-gaming operations, including hotel, food and beverage, entertainment and other non-gaming amenities. We market to different customers and utilize our significant convention and meeting facilities to allow us to maximize hotel occupancy and customer volumes during off-peak times such as mid-week or during traditionally slower leisure travel periods, which also leads to better labor utilization. Our operating results are highly dependent on the volume of customers at our resorts, which in turn affects the price we can charge for our hotel rooms and other amenities.

Our casino operations feature a variety of slots, table games, and race and sports book wagering. In addition, we offer our premium players access to high-limit rooms and lounge experiences where players may enjoy an upscale atmosphere.

MGM China. On June 3, 2011, we and Ms. Ho, Pansy Catilina Chiu King (“Ms. Pansy Ho”) completed a reorganization of the capital structure of MGM China pursuant to which we acquired an additional 1% interest in MGM China and thereby became the owner of 51% of MGM China. Through the acquisition of the additional 1% interest of MGM China, we obtained a controlling interest and were required to consolidate MGM China as of June 3, 2011. Prior to the transaction, we held a 50% interest in MGM Grand Paradise, S.A. (“MGM Grand Paradise”), which was accounted for under the equity method. We believe our ownership interest in MGM China plays an important role in extending our reach internationally and will foster future growth and profitability. Asia is the fastest-growing gaming market in the world and Macau is the world’s largest gaming destination in terms of revenue and has continued to grow over the past few years despite the global economic downturn.

Our current MGM China operations relate to MGM Macau and the development of a casino resort on the Cotai Strip in Macau, discussed further below. Revenues at MGM Macau are generated primarily from gaming operations which are conducted under a gaming subconcession held by MGM Grand Paradise. The Macau government has granted three gaming concessions and each of these concessionaires has granted a subconcession. The MGM Grand Paradise gaming subconcession was granted by Sociedade de Jogos de Macau,

S.A., and expires in 2020. The Macau government currently prohibits additional concessions and subconcessions, but does not place a limit on the number of casinos or gaming areas operated by the concessionaires and subconcessionaires, though additional casinos require government approval prior to commencing operations.

In October 2012, MGM Grand Paradise formally accepted the terms and conditions of a land concession contract from the government of Macau to develop a resort and casino on an approximately 17.8 acre site in Cotai, Macau (“MGM Cotai”). The land concession contract became effective when the Macau government published the agreement in the Official Gazette of Macau on January 9, 2013 and has an initial term of 25 years. Under the terms of the land concession contract, MGM Grand Paradise is required to complete the development of the land by January 2018. Also in October 2012, MGM China and MGM Grand Paradise, as co-borrowers, successfully closed on a $2.0 billion amended and restated credit facility agreement, which we believe ensures the necessary funding for the MGM Cotai project.

MGM China has finalized the design of the MGM Cotai project and construction of the foundation commenced in 2013. In May 2013, MGM China entered into an agreement with China State Construction Engineering Corporation to serve as the sole general contractor for the project. MGM Cotai will be an integrated casino, hotel and entertainment resort with approximately 1,600 hotel rooms, 500 gaming tables and up to 2,500 slots. The total estimated project budget is $2.9 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs.

Customers and Competition

Our casino resorts operate in highly competitive environments. We compete against gaming companies, as well as other hospitality companies in the markets we operate in, neighboring markets, and in other parts of the world, including non-gaming resort destinations such as Hawaii. Our gaming operations compete to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, and other forms of legalized gaming in the United States and internationally.

Our primary methods of successful competition include:

•	Locating our resorts in desirable leisure and business travel markets and operating at superior sites within those markets;
•	Constructing and maintaining high-quality resorts and facilities, including luxurious guestrooms, state-of-the-art convention facilities and premier dining, entertainment, retail and other amenities;
•	Recruiting, training and retaining well-qualified and motivated employees who provide superior customer service;
•	Providing unique, “must-see” entertainment attractions; and
•	Developing distinctive and memorable marketing, promotional and customer loyalty programs.

Wholly owned domestic resorts. Our Las Vegas casino resorts compete for customers with a large number of other hotel casinos in the Las Vegas area, including major hotel casinos on or near the Las Vegas Strip, major hotel casinos in the downtown area, which is about five miles from the center of the Strip, and several major hotel casinos elsewhere in the Las Vegas area. Our Las Vegas Strip resorts also compete, in part, with each other. According to the Las Vegas Convention and Visitors Authority, there were approximately 151,000 guestrooms in Las Vegas at December 31, 2013 and 2012. At December 31, 2013, we operated approximately 27% of the guestrooms in Las Vegas. Las Vegas visitor volume was 39.7 million in both 2013 and 2012.

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

Outside of Las Vegas, our other Nevada operations compete with each other and with many other similarly sized and larger operations. Our Nevada resorts located outside of Las Vegas appeal primarily to the value-oriented leisure traveler and the value-oriented local customer. A significant number of our customers at these resorts come from California.

Outside of Nevada, our resorts primarily compete for customers in local and regional gaming markets, where location is a critical factor to success. In addition, we compete with gaming operations in surrounding jurisdictions and other leisure destinations in each region. For example, in Detroit, Michigan we compete with a casino in nearby Windsor, Canada and with Native American casinos in Michigan. In Biloxi, Mississippi we compete with regional riverboat and land-based casinos in Louisiana, Native American casinos in central Mississippi and with casinos in Florida and the Bahamas.

MGM China. Our key competitors in Macau include five other gaming concessionaires and subconcessionaires. If the Macau government were to grant additional concessions or subconcessions, we would face additional competition which could have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, several concessionaires have expansion plans announced or underway, primarily located on the Cotai Strip. The properties currently operating in Cotai have achieved a higher growth rate than those located on the Macau Peninsula. We expect competition in the Macau market to continue to increase, as more capacity is brought online in the near future. We also encounter competition from major gaming centers located in other areas of Asia and around the world, including Singapore, Malaysia, the Philippines, Australia, New Zealand, Las Vegas, cruise ships in Asia that offer gaming and from unlicensed gaming operations in the region.

The three primary customer segments in the Macau gaming market are VIP casino gaming operations, main floor gaming operations and slot machine operations.

VIP gaming play is sourced both internally and externally. Externally sourced VIP gaming play is obtained through external gaming promoters who offer VIP players various services, such as extension of credit as well as complimentary hotel, food and beverage services. Gaming promoters operate VIP gaming rooms within the property. In exchange for their services, gaming promoters are compensated through payment of commission. We extend credit and provide complimentaries to our internally sourced VIP clientele without the use of an intermediary. These clientele are acquired through our direct marketing efforts.

The main floor gaming operation in Macau is also referred to as the “mass gaming operation”. Unlike VIP players, main floor players do not receive commissions. The profit contribution from the main floor segment exceeds the VIP segment due to commission costs paid to gaming promoters. Gaming revenues from the main gaming floors have grown significantly in recent years and we believe this segment represents the most potential for sustainable growth in the future. To target premium main floor players in order to grow revenue and improve yield, we have introduced premium gaming lounges and stadium-style electronic table games terminals, which includes both table games and slots, to the main floor gaming area. The amenities create a dedicated exclusive gaming space for the use of premium main floor players.

Corporate and other. Much like our wholly owned resorts, our unconsolidated affiliates compete through the quality of amenities, the value of the experience offered to guests and the location of their resorts. Aria, which we manage and own 50% through the CityCenter joint venture, appeals to the upper end of each segment in the Las Vegas market and competes with our wholly owned luxury casino resorts and other luxury resorts on the Las Vegas Strip. Our other unconsolidated affiliates mainly compete for customers against casino resorts in their respective markets.

Marketing

Our marketing efforts are conducted through various means, including our loyalty programs as discussed further below. We advertise on radio, television, internet and billboards and in newspapers and magazines in selected cities throughout the United States and overseas, as well as by direct mail, email and through the use of social media. We also advertise through our regional marketing offices located in major U.S. and foreign cities. A key element of marketing to premium gaming customers is personal contact by our marketing personnel. Direct marketing is also important in the convention segment. We maintain websites to inform customers about our resorts and allow our customers to reserve hotel rooms, make restaurant reservations and purchase show tickets. We actively utilize several social media sites to promote our brands, unique events, and special deals.

Wholly owned domestic resorts. M life, our customer loyalty program, is a broad-based program recognizing and rewarding customer spending across most channels focusing on wallet share capture, increased loyalty, unique and exclusive offerings and instant gratification. M life provides access to rewards, privileges, and members-only events. M life is a tiered system and allows customers to qualify for benefits across our participating resorts and in both gaming and non-gaming areas, encouraging customers to keep their total spend within our casino resorts. Customers earn FREEPLAY and Express Comps for their gaming play which can be redeemed at restaurants, box offices, the M life Desk, or kiosks at participating properties. Members can utilize the M life website, www.mlife.com, to see offers, tier levels and point and Express Comps balances.

M life utilizes advanced analytic techniques and information technology which identifies customer preferences and helps predict future customer behavior, allowing us to make more relevant offers to customers, influence incremental visits, and help build lasting customer relationships. In addition to the loyalty program, we issue a company magazine - M life Magazine - and developed M life TV, an in-room television channel to highlight customers’ experiences and showcase ”Moments” customers can earn through the accumulation of Express Comps.

We also utilize our world-class golf courses in marketing programs at our Las Vegas Strip resorts. Our major Las Vegas resorts offer luxury suite packages that include golf privileges at Shadow Creek in North Las Vegas. In connection with our marketing activities, we also invite our premium gaming customers to play Shadow Creek on a complimentary basis. Additionally, marketing efforts at Beau Rivage in Biloxi, Mississippi benefit from the Fallen Oak golf course located 20 minutes north of Beau Rivage.

MGM China. MGM Macau’s loyalty program is the Golden Lion Club, a tiered program which meets the needs of a range of customers from lower spending leisure and entertainment customers through the highest level VIP cash players. The structured rewards system based on member value and tiers ensures that customers can progressively access the full range of services that the resort provides. The program is aspirational by design and transparent in its rewards, encouraging customers to increase both visitation and spend. In addition to the rewards offered to Golden Lion Club members, MGM Macau has developed dedicated gaming and non-gaming areas to reflect different levels of rated play. Information from the Golden Lion Club is used to analyze customer usage by segment and individual player profile.

In addition to the Golden Lion Club program, the resort has also created and continues to expand several luxurious private gaming salons that provide distinctive, high-end environments for the VIP players brought to the resort through gaming promoters and the in-house VIP marketing team. The resort has created a variety of incentive programs to reward gaming promoters for increased business and efficiency.

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

We continue to make improvements to our new booking engine, which brings together and standardizes our domestic portfolio. The booking engine allows our guests and business partners the ability to create an all-inclusive experience, from accommodations to dining to shows. In addition, guests are able to share their vacation plans with others via social media. Available soon through all of our domestic resorts’ individual websites, the booking engine gives guests the power to customize a complete itinerary from our full portfolio of experiences, all in one place. This experience is a significant improvement over traditional hotel booking engines which require guests to visit multiple sites for dining, hotel and entertainment reservations. The booking engine is also beneficial to M life members, through full integration with www.mlife.com allowing members to view and book their personalized offers.

Employees and Management

We believe that knowledgeable, friendly and dedicated employees are a key success factor in the hospitality industry. Therefore, we invest heavily in recruiting, training, motivating and retaining exceptional employees, and we seek to hire and promote the strongest management team possible. We have numerous programs, both at the corporate and business unit level, designed to achieve these objectives. We believe our internal development programs, such as the MGM Resorts University and various leadership and management training programs, are best in class among our industry peers.

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

In addition, we believe that incorporating the tenets of sustainability in our business decisions provides a platform for innovation and operational efficiency. CityCenter is one of the world’s largest private green developments. With six LEED® Gold certifications from the U.S. Green Building Council, CityCenter serves as a new standard for combining luxury and environmental responsibility within the large-scale hospitality industry.

We incorporate the same commitment to the environment at MGM Macau. Our efforts to improve energy efficiency, indoor air quality, and environmental stewardship have resulted in MGM Macau receiving the Macau Environmental Protection Bureau – Macau Green Hotel Award.

Diversity and inclusion. Diversity and inclusion are fundamental to our Company’s value system, our People Philosophy, our cultural life and therefore, our competitive advantage as an employer and destination of choice for our global customer base. Our diversity initiative at our resorts fosters employee engagement, individual responsibility, team collaboration, inspired leadership, high performance and innovation. Our diversity initiative has been widely recognized for many years and has been awarded numerous accolades.

Philanthropy and community engagement. Our community and social investments are prioritized to strengthen the communities where our employees live, work and care for their families. Our community platform features three main programs: our Corporate Giving Program, the employee-funded MGM Resorts Foundation and our Employee Volunteer Program. Through these channels, we make financial and in-kind donations, contribute volunteer service and participate in civic and non-profit organizations that advance the quality of life in our communities. Key investment areas include basic human needs, diversity, public education, health and wellness and environmental sustainability.

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

We have a corporate internal audit function that performs regular reviews regarding gaming compliance, internal controls over financial reporting, and operations. In addition, we maintain an independent compliance committee that administers our company-wide compliance plan. The compliance plan is in place to promote compliance with gaming and other laws applicable to our operations in all jurisdictions, including performing background investigations on our current and potential employees, directors and vendors, as well as thorough review of proposed transactions and associations. MGM China also has its own internal audit group with similar responsibilities and has established a compliance program at MGM Macau that is modeled after our program.

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

Development and Leveraging Our Brand and Management Assets

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

We regularly evaluate possible expansion and acquisition opportunities in domestic and international markets. Opportunities we evaluate may include the ownership, management and operation of gaming and other entertainment facilities in Nevada, or in states other than Nevada, or outside of the United States. We leverage our management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. We feel that several of our brands, particularly the “MGM Grand,” “Bellagio,” and “Skylofts” brands, are well suited to new projects in both gaming and non-gaming developments. We may undertake these opportunities either alone or in cooperation with one or more third parties.

MGM Hospitality

MGM Hospitality seeks to leverage our management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. MGM Hospitality has entered into management agreements for non-gaming hotels in the Middle East, North Africa, India and, through its joint venture with Diaoyutai State Guesthouse, the People’s Republic of China. MGM Hospitality opened its first resort, MGM Grand Sanya on Hainan Island, the People’s Republic of China in 2012.

Domestic Regional Developments

In December 2013, our subsidiary, MGM National Harbor, LLC (“MGM National Harbor”) was awarded the license to operate the sixth and final casino under current statutes in the State of Maryland by the Maryland Video Lottery Facility Location Commission to build and operate a world-class destination resort casino in Prince George’s County at National Harbor. We currently expect the cost to develop and construct MGM

National Harbor to be approximately $1.0 billion, excluding capitalized interest and land related costs. We expect that the resort will include a casino with approximately 3,600 slots, 160 table games including poker; a 300-suite hotel with luxury spa and rooftop pool; high-end branded retail; fine and casual dining; a dedicated 3,000 seat theater venue; 35,000 square feet of meeting and event space; and a 5,000-space parking structure.

We are the only remaining applicant for the casino license in Western Massachusetts, one of three zones designated by legislation. In December 2013, a unanimous vote from the Massachusetts Gaming Commission (“MGC”) found us a suitable candidate for a casino license in the Commonwealth. We have since submitted to the MGC a completed license application for the next phase of the licensing process; however, there can be no assurance that the MGC will ultimately award us the license. MGM Springfield is proposed for 14.5 acres of land in downtown Springfield. We currently expect the cost to develop and construct MGM Springfield to be approximately $690 million, excluding capitalized interest and land related costs.

Las Vegas Arena

In 2013, we formed a 50/50 joint venture, Las Vegas Arena Company, LLC (“LVA”), with a subsidiary of Anschutz Entertainment Group, Inc. (a leader in sports, entertainment, and promotions) to design, construct, and operate an arena on a parcel of our land located between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. The proposed arena is anticipated to seat between 18,000 – 20,000 people and is currently scheduled to be completed in 2016. Such development is estimated to cost approximately $350 million and is contingent on LVA obtaining permanent financing.

Other

In October 2011, we announced a strategic partnership with bwin.party digital entertainment plc, the world’s largest publicly traded online poker operator with operations under the “PartyPoker” brand. Although interstate online gambling is currently prohibited in the United States, this partnership gives us the ability to offer a secure and regulated online gaming platform to U.S. customers subject to the limitations of applicable federal and state laws and regulations.

Intellectual Property

Our principal intellectual property consists of trademarks for, among others, Bellagio, The Mirage, Mandalay Bay, MGM, MGM Grand, MGM Resorts International, Luxor, Excalibur, New York-New York, Circus Circus and Beau Rivage, all of which have been registered or allowed in various classes in the United States. In addition, we have also registered or applied to register numerous other trademarks in connection with our properties, facilities and development projects in the United States. We have also registered and/or applied to register many of our trademarks in various other foreign jurisdictions. These trademarks are brand names under which we market our properties and services. We consider these brand names to be important to our business since they have the effect of developing brand identification. We believe that the name recognition, reputation and image that we have developed attract customers to our facilities. Once granted, our trademark registrations are of perpetual duration so long as they are used and periodically renewed. It is our intent to pursue and maintain our trademark registrations consistent with our goals for brand development and identification, and enforcement of our trademark rights.

Employees and Labor Relations

As of December 31, 2013, we had approximately 44,800 full-time and 16,900 part-time employees domestically, of which 6,100 and 2,600, respectively, related to CityCenter. In addition, we had approximately 6,000 full-time employees and 100 part-time employees at MGM Macau. We had collective bargaining contracts with unions covering approximately 31,600 of our employees as of December 31, 2013. In November 2013, Las Vegas union employees approved new collective bargaining agreements covering most of our Las Vegas union employees; these agreements expire in 2018. In November 2011, we and approximately 2,300 employees at MGM Grand Detroit approved a new union contract which expires in 2015.

As of December 31, 2013, none of the employees of MGM Macau are part of a labor union and the resort is not party to any collective bargaining agreements. We consider our employee relations to be good.

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

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-K and our 2013 Annual Report to Stockholders contain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to generate significant cash flow, amounts we will invest in capital expenditures and investments, amounts we will pay under the CityCenter completion guarantee, the opening of strategic resort developments and the estimated costs associated with those developments, and dividends we will receive from MGM China. The foregoing is not a complete list of all forward-looking statements we make.

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

•	our ability to build and open our development in Cotai by January 2018;
•	the dependence of MGM Macau upon gaming promoters for a significant portion of gaming revenues in Macau;
•	extreme weather conditions or climate change may cause property damage or interrupt business;
•	the concentration of our major gaming resorts on the Las Vegas Strip;
•	the fact that we extend credit to a large portion of our customers and we may not be able to collect gaming receivables;
•	the potential occurrence of impairments to goodwill, indefinite-lived intangible assets or long-lived assets which could negatively affect future profits;
•	the susceptibility of leisure and business travel, especially travel by air, to global geopolitical events, such as terrorist attacks or acts of war or hostility;
•	the fact that investing through partnerships or joint ventures including CityCenter decreases our ability to manage risk;
•	the fact that future construction or development projects will be susceptible to substantial development and construction risks;
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
•

the potential that failure to maintain the integrity of our computer systems and internal customer information could result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or other restrictions on our use or transfer of data;

•	increases in gaming taxes and fees in the jurisdictions in which we operate;
•

the potential for conflicts of interest to arise because certain of our directors and officers are also directors of MGM China, which is now a publicly traded company listed on the Hong Kong Stock Exchange; and

•	the risks associated with doing business outside of the United States.

Any forward-looking statement made by us in this Form 10-K or our 2013 Annual Report to Stockholders speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

Executive Officers of the Registrant

The following table sets forth, as of February 28, 2014, the name, age and position of each of our executive officers. Executive officers are elected by and serve at the pleasure of the Board of Directors.

Name	Age	Position
James J. Murren	52	Chairman, Chief Executive Officer, and Director
Robert H. Baldwin	63	Chief Design and Construction Officer and Director
William J. Hornbuckle	56	President and Chief Marketing Officer
Corey I. Sanders	50	Chief Operating Officer
Daniel J. D’Arrigo	45	Executive Vice President, Chief Financial Officer and Treasurer
Phyllis A. James	61	Executive Vice President, Special Counsel – Litigation and Chief Diversity Officer
John M. McManus	46	Executive Vice President, General Counsel and Secretary
Christopher Nordling	53	Executive Vice President of Operations
William M. Scott IV	53	Executive Vice President–Corporate Strategy and Special Counsel and Senior Resident Executive for Greater China
Robert C. Selwood	58	Executive Vice President and Chief Accounting Officer

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

Mr. Hornbuckle has served as President since December 2012 and as Chief Marketing Officer since August 2009. He served as President and Chief Operating Officer of Mandalay Bay Resort & Casino from April 2005 to August 2009.

Mr. Sanders has served as Chief Operating Officer since September 2010. He served as Chief Operating Officer for the Company’s Core Brand and Regional Properties from August 2009 to September 2010, as Executive Vice President—Operations from August 2007 to August 2009, as Executive Vice President and Chief Financial Officer for MGM Grand Resorts from April 2005 to August 2007.

Mr. D’Arrigo has served as Executive Vice President and Chief Financial Officer since August 2007 and as Treasurer since September 2009. He served as Senior Vice President—Finance of the Company from February 2005 to August 2007 and as Vice President—Finance of the Company from December 2000 to February 2005.

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

Mr. Scott has served as Executive Vice President—Corporate Strategy and Special Counsel since July 2010 and as Senior Resident Executive for Greater China since April 2012. He has served as Executive Director and General Manager of Diaoyutai MGM Hospitality, Ltd. since November 2013. He served as Senior Vice President and Deputy General Counsel of the Company from August 2009 to July 2010. Previously, he was a partner in the Los Angeles office of Sheppard, Mullin, Richter & Hampton LLP, specializing in financing transactions, having joined that firm in 1986.

Mr. Selwood has served as Executive Vice President and Chief Accounting Officer since August 2007. He served as Senior Vice President—Accounting of the Company from February 2005 to August 2007 and as Vice President—Accounting of the Company from December 2000 to February 2005.

Available Information

We maintain a website at www.mgmresorts.com that includes financial and other information for investors. We provide access to our Securities and Exchange Commission (“SEC”) filings, including our annual report on Form 10-K and quarterly reports on Form 10-Q (including related filings in XBRL format), filed and furnished current reports on Form 8-K, and amendments to those reports on our website, free of charge, through a link to the SEC’s EDGAR database. Through that link, our filings are available as soon as reasonably practicable after we file or furnish the documents with the SEC.

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

Risks Relating to Our Substantial Indebtedness

•

Our substantial indebtedness and significant financial commitments could adversely affect our operations and financial results and impact our ability to satisfy our obligations. As of December 31, 2013, we had approximately $13.5 billion principal amount of indebtedness outstanding, including $2.8 billion of borrowings outstanding under our senior secured credit facility. We had approximately $1.2 billion of available borrowing capacity under our senior secured credit facility as of December 31, 2013. Any increase in the interest rates applicable to our existing or future borrowings would increase the cost of our indebtedness and reduce the cash flow available to fund our other liquidity needs. In addition, as of December 31, 2013, MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the company that owns and operates MGM Macau, had approximately $553 million of debt outstanding under its credit facility. We do not guarantee MGM Grand Paradise’s obligations under its credit agreement and, to the extent MGM Macau were to cease to produce cash flow sufficient to service its indebtedness, our ability to make additional investments into that entity is limited by the negative covenants in our senior secured credit facility. In addition, our substantial indebtedness and significant financial commitments could have important negative consequences, including:

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

•

Current and future economic and credit market conditions could adversely affect our ability to service or refinance our indebtedness and to make planned expenditures. Our ability to make payments on, and to refinance, our indebtedness and to fund planned or committed capital expenditures and investments in joint ventures depends on our ability to generate cash flow in the future, our ability to receive distributions from joint ventures and our ability to borrow under our senior secured credit facility to the extent of available borrowings. If adverse regional and national economic conditions persist, worsen, or fail to improve significantly, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the financial and other restrictive covenants in our debt instruments. We cannot assure you that our business will generate sufficient cash flow from operations, continue to receive distributions from joint ventures or that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

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

•

The agreements governing our senior secured credit facility and other senior indebtedness contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations. Covenants governing our senior secured credit facility and certain of our debt securities restrict, among other things, our ability to:

•	pay dividends or distributions, repurchase or issue equity, prepay certain debt or make certain investments;
•	incur additional debt;
•	incur liens on assets;
•	sell assets or consolidate with another company or sell all or substantially all assets;
•	enter into transactions with affiliates;
•	allow certain subsidiaries to transfer assets; and
•	enter into sale and lease-back transactions.

Our ability to comply with these provisions may be affected by events beyond our control. The breach of any such covenants or obligations not otherwise waived or cured could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our long-term indebtedness. Any default under our senior secured credit facility or the indentures governing our other debt could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our debt, and could force us to seek protection under the bankruptcy laws.

In addition, MGM Grand Paradise and MGM China are co-borrowers under an amended and restated credit facility which contains covenants that restrict their ability to engage in certain transactions. In particular, the MGM China amended and restated credit facility requires MGM China to satisfy various financial covenants, including a maximum consolidated total leverage ratio and minimum interest coverage ratio, and imposes certain operating and financial restrictions on MGM China and its subsidiaries (including MGM Grand Paradise), which include, among other things, limitations on its ability to pay dividends or distributions to us, incur additional debt, make investments or engage in other businesses, merge or consolidate with other companies, or transfer or sell assets.

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

In addition, competition could increase if changes in gaming restrictions in the United States and elsewhere result in the addition of new gaming establishments located closer to our customers than our casinos, such as has happened in California. For example, while our Macau operations compete to some extent with casinos located elsewhere in or near Asia (including Singapore, Australia, New Zealand, cruise ships in Asia that offer gaming, and unlicensed gaming operations), certain countries in the region have legalized casino gaming (including Malaysia, Vietnam, Cambodia and the Philippines) and others (such as Japan, Taiwan and Thailand) may legalize casino gaming (or online gaming) in the future. Furthermore, currently MGM Grand Paradise holds one of only six gaming concessions authorized by the Macau government to operate casinos in Macau. If the Macau government were to allow additional competitors to operate in Macau through the grant of additional concessions or if current concessionaires and subconcessionaries open additional facilities (for example, the facilities currently being developed in Cotai, Macau), we would face increased competition. Furthermore, most jurisdictions in which casino gaming is currently permitted place numerical and/or geographical limitations on the issuance of new gaming licenses. Although a number of jurisdictions in the United States and foreign countries are considering legalizing or expanding casino gaming, in some cases new gaming operations may be restricted to specific locations and we expect that there will be intense competition for any attractive new opportunities (which may include acquisitions of existing properties) that do arise. Furthermore, certain jurisdictions, including Nevada and New Jersey, have also legalized forms of online gaming and the expansion of online gaming in these and other jurisdictions may further compete with our operations by reducing customer visitation and spend in our casino resorts.

In addition to competition with other hotels, resorts and casinos, we compete with destination travel locations outside of the markets in which we operate. Our failure to compete successfully in our various markets and to continue to attract customers could adversely affect our business, financial condition, results of operations and cash flow.

•

Our businesses are subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations. Our ownership and operation of gaming facilities is subject to extensive regulation by the countries, states and provinces in which we operate. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators or, alternatively, cease operations in that jurisdiction. In addition, unsuitable activity on our part or on the part of our domestic or foreign unconsolidated affiliates in any jurisdiction could have a negative effect on our ability to continue operating in other jurisdictions. The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to possible increase at any time by various state and federal legislatures and officials. Increases in gaming taxation could also adversely affect our results. For a summary of gaming and other regulations that affect our business, see “Regulation and Licensing” and Exhibit 99.2 to this Annual Report on Form 10-K.

Further, our directors, officers, key employees and joint venture partners must meet approval standards of certain state and foreign regulatory authorities. If state regulatory authorities were to find such a person or joint venture partner unsuitable, we would be required to sever our relationship with that person or the joint venture partner may be required to dispose of his, her or its interest in the joint venture. State regulatory agencies may conduct investigations into the conduct or associations of our directors, officers, key employees or joint venture partners to ensure compliance with applicable standards. For example, as a result of the New Jersey Division of Gaming Enforcement (the “DGE”)

investigation of our relationship with our joint venture partner in Macau, we entered into a settlement agreement with the DGE under which we were required to place in trust and sell our 50% ownership interest in Borgata and related leased land in Atlantic City. On August 8, 2011, the New Jersey Casino Control Commission approved an amendment to the settlement agreement, extending the time within which the sale of the trust property was required to occur by 18 months, so that until March 24, 2013 we had the right to direct the trustee to sell the trust property (the “divestiture period”); but, if the sale was not concluded by that date, the trustee would have been authorized to sell such interests within the following 12 months (the “terminal sale period”). On February 13, 2013, the settlement agreement was further amended to allow us to re-apply to the CCC for licensure in New Jersey and to defer expiration of these periods pending the outcome of the licensure process. If the CCC denies our licensure request, then the divestiture period will immediately end, and the terminal sale period will immediately begin, which will result in our Borgata interest being disposed of by the trustee pursuant to the terms of the settlement agreement. Certain public and private issuances of securities and other transactions also require the approval of certain regulatory authorities.

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

In addition to gaming regulations, we are also subject to various federal, state, local and foreign laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, smoking, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. For instance, we are subject to certain federal, state and local environmental laws, regulations and ordinances, including the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. Under various federal, state and local environmental laws and regulations, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on its property, regardless of whether or not the present owner or operator knows of, or is responsible for, the presence of such substances or wastes. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. For example, Illinois has enacted a ban on smoking in nearly all public places, including bars, restaurants, work places, schools and casinos and, in January 2013, casinos in Macau, including MGM China, implemented a smoking ban in which a portion of casino floors are to be designated non-smoking. The likelihood or outcome of similar legislation in other jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact our financial performance.

In addition, we also deal with significant amounts of cash in our operations and are subject to recordkeeping and reporting obligations as required by various anti-money laundering laws and regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Any violations of the anti-money laundering laws or regulations by any of our properties could have an adverse effect on our financial condition, results of operations or cash flows.

•

Our business is affected by economic and market conditions in the markets in which we operate and in the locations in which our customers reside. Our business is particularly sensitive to reductions in discretionary consumer spending and corporate spending on conventions and business development. Economic contraction, economic uncertainty or the perception by our customers of weak or weakening economic conditions may cause a decline in demand for hotels, casino resorts, trade shows and conventions, and for the type of luxury amenities we offer. In addition, changes in discretionary consumer spending or consumer preferences could be driven by factors such as the increased cost of travel, an unstable job market, perceived or actual disposable consumer income and wealth, outbreaks of contagious diseases or fears of war and future acts of terrorism. Aria, Bellagio, MGM Grand Las Vegas, Mandalay Bay and The Mirage in particular may be affected by economic conditions in the Far East, and all of our Nevada resorts are affected by economic conditions in the United States, and California in particular. A recession, economic slowdown or any other significant economic condition affecting consumers or corporations generally is likely to cause a reduction in visitation to our resorts, which would adversely affect our operating results. For example, the recent recession and downturn in consumer and corporate spending have had a negative impact on our results of operations. In addition, the weak housing and real estate market—both generally and in Nevada particularly—has negatively impacted CityCenter’s ability to sell residential units.

In addition, since we expect a significant number of customers to come to MGM Macau from mainland China, general economic and market conditions in China could impact our financial prospects. Any slowdown in economic growth or changes to China’s current restrictions on travel and currency movements could disrupt the number of visitors from mainland China to MGM Macau as well as the amounts they are willing to spend in the casino. For example, from 2008 through 2010, China readjusted its visa policy toward Macau and limited the number of visits that some mainland Chinese citizens may make to Macau in a given time period. In addition, effective October 2013, China banned “zero-fare” tour groups involving no or low up-front payments and compulsory shopping, which were popular among visitors to Macau from mainland China. It is unclear whether these and other measures will continue to be in effect, become more restrictive, or be readopted in the future. These developments have had, and any future policy developments that may be implemented may have, the effect of reducing the number of visitors to Macau from mainland China, which could adversely impact tourism and the gaming industry in Macau.

Furthermore, our operations in Macau may be impacted by competition for limited labor resources and the adequacy of transportation infrastructure in Macau to accommodate the demand from future development. Our success in Macau will be impacted by our ability to retain and hire employees. We compete with a large number of casino resorts for a limited number of employees and we anticipate that such competition will grow in light of new developments in Macau. While we seek employees from other countries to adequately staff our resort, certain Macau government policies limit our ability to import labor in certain job classifications. In addition, because additional casino projects are under construction and are to be developed in the future, existing transportation infrastructure may need to be expanded to accommodate increased visitation to Macau. If transportation facilities to and from Macau are inadequate to meet the demands of an increased volume of gaming customers visiting Macau, the desirability of Macau as a gaming destination, as well as the results of operations at our development in Cotai, Macau, could be negatively impacted.

•

We have agreed not to have any interest or involvement in gaming businesses in China, Macau, Hong Kong and Taiwan, other than through MGM China. In connection with the initial public offering of MGM China, the holding company that indirectly owns and operates MGM Macau, we entered into a Deed of Non-Compete Undertakings with MGM China and Ms. Pansy Ho pursuant to which we are restricted from having any interest or involvement in gaming businesses in the People’s Republic of China, Macau, Hong Kong and Taiwan, other than through MGM China. While gaming is currently prohibited in China, Hong Kong and Taiwan, if it is legalized in the future our ability to compete with our competitors in these locations could be limited until the earliest of (i) March 31, 2020, (ii) the date

MGM China’s ordinary shares cease to be listed on The Stock Exchange of Hong Kong Limited or (iii) the date when our ownership of MGM China shares is less than 20% of the then issued share capital of MGM China.

•

The Macau government can terminate MGM Grand Paradise’s subconcession under certain circumstances without compensating MGM Grand Paradise, the Macau government can exercise its redemption right with respect to the subconcession in 2017 or the Macau government can refuse to grant MGM Grand Paradise an extension of the subconcession in 2020, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. The Macau government has the right to unilaterally terminate the subconcession in the event of fundamental non-compliance by MGM Grand Paradise with applicable Macau laws or MGM Grand Paradise’s basic obligations under the subconcession contract. MGM Grand Paradise has the opportunity to remedy any such non-compliance with its fundamental obligations under the subconcession contract within a period to be stipulated by the Macau government. Upon such termination, all of MGM Grand Paradise’s casino area premises and gaming-related equipment would be transferred automatically to the Macau government without compensation to MGM Grand Paradise, and we would cease to generate any revenues from these operations. We cannot assure you that MGM Grand Paradise will perform all of its obligations under the subconcession contract in a way that satisfies the requirements of the Macau government.

Furthermore, under the subconcession contract, MGM Grand Paradise is obligated to comply with any laws and regulations that the Macau government might promulgate in the future. We cannot assure you that MGM Grand Paradise will be able to comply with these laws and regulations or that these laws and regulations would not adversely affect our ability to construct or operate our Macau businesses. If any disagreement arises between MGM Grand Paradise and the Macau government regarding the interpretation of, or MGM Grand Paradise’s compliance with, a provision of the subconcession contract, MGM Grand Paradise will be relying on a consultation and negotiation process with the Macau government. During any consultation or negotiation, MGM Grand Paradise will be obligated to comply with the terms of the subconcession contract as interpreted by the Macau government. Currently, there is no precedent concerning how the Macau government will treat the termination of a concession or subconcession upon the occurrence of any of the circumstances mentioned above. The loss of the subconcession would require us to cease conducting gaming operations in Macau, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

•

MGM Grand Paradise is dependent upon gaming promoters for a significant portion of gaming revenues in Macau. Gaming promoters, who promote gaming and draw high-end customers to casinos, are responsible for a significant portion of MGM Grand Paradise’s gaming revenues in Macau. With the rise in gaming in Macau, the competition for relationships with gaming promoters has increased. While MGM Grand Paradise is undertaking initiatives to strengthen relationships with gaming promoters, there can be no assurance that it will be able to maintain, or grow, relationships with gaming promoters. If MGM Grand Paradise is unable to maintain or grow relationships with gaming promoters, or if gaming promoters are unable to develop or maintain relationships with our high-end customers, MGM Grand Paradise’s ability to grow gaming revenues will be hampered.

In addition, the quality of gaming promoters is important to MGM Grand Paradise’s and our reputation and ability to continue to operate in compliance with gaming licenses. While MGM Grand Paradise strives for excellence in associations with gaming promoters, we cannot assure you that the gaming promoters with whom MGM Grand Paradise is or becomes associated with will meet the high standards insisted upon. If a gaming promoter falls below MGM Grand Paradise’s standards, MGM Grand Paradise or we may suffer reputational harm or possibly sanctions from gaming regulators with authority over our operations.

We also grant credit lines to our gaming promoters and any adverse change in the financial performance of those gaming promoters may impact the recoverability of these loans.

•

Extreme weather conditions or climate change may cause property damage or interrupt business, which could harm our business and results of operations. Certain of our casino properties are located in areas that may be subject to extreme weather conditions, including, but not limited to, hurricanes in the United States and severe typhoons in Macau. Such extreme weather conditions may interrupt our operations, damage our properties, and reduce the number of customers who visit our facilities in such areas. In addition, our operations could be adversely impacted by a drought or other cause of water shortage. A severe drought of extensive duration experienced in Las Vegas or in the other regions in which we operate could adversely affect our business and results of operations. Although we maintain both property and business interruption insurance coverage for certain extreme weather conditions, such coverage is subject to deductibles and limits on maximum benefits, including limitation on the coverage period for business interruption, and we cannot assure you that we will be able to fully insure such losses or fully collect, if at all, on claims resulting from such extreme weather conditions. Furthermore, such extreme weather conditions may interrupt or impede access to our affected properties and may cause visits to our affected properties to decrease for an indefinite period, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

•

We extend credit to a large portion of our customers and we may not be able to collect gaming receivables. We conduct a portion of our gaming activities on a credit basis through the issuance of markers which are unsecured instruments. Table games players typically are issued more markers than slot players, and high-end players typically are issued more markers than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter. Furthermore, the loss or a reduction in the play of the most significant of these high-end customers could have an adverse effect on our business, financial condition, results of operations and cashflows. We issue markers to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. In addition, MGM Grand Paradise extends credit to certain gaming promoters and those promoters can extend credit to their customers. Uncollectible receivables from high-end customers and gaming promoters could have a significant impact on our results of operations.

While gaming debts evidenced by markers and judgments on gaming debts are enforceable under the current laws of Nevada, and Nevada judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the U.S. Constitution, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.

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

•

We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets which could negatively affect our future profits. We review our goodwill, intangible assets and long-lived assets on an annual basis and during interim reporting periods in accordance with the authoritative guidance. Significant negative trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth have resulted in write-downs and impairment charges in the past and, if one or more of such events occurs in the future, additional impairment charges may be required in future periods. If we are required to record additional impairment charges, this could have a material adverse impact on our consolidated results of operations.

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

For instance, CityCenter, which is 50% owned and managed by us, has a significant amount of indebtedness, which could adversely affect its business and its ability to meet its obligations. If CityCenter is unable to meet its financial commitments and we and our partners are unable to support future funding requirements, as necessary, such event could have adverse financial consequences to us. In addition, the agreements governing CityCenter’s indebtedness subject CityCenter and its subsidiaries to significant financial and other restrictive covenants, including restrictions on its ability to incur additional indebtedness, place liens upon assets, make distributions to us, make certain investments, consummate certain asset sales, enter into transactions with affiliates (including us) and merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. The CityCenter third amended and restated credit facility also includes certain financial covenants that require CityCenter to maintain a maximum total leverage ratio (as defined in CityCenter’s third amended and restated credit facility) for each quarter, commencing on March 31, 2014. We cannot be sure that CityCenter will be able to meet this test in the future or that the lenders will waive any failure to meet the test.

In addition, in accordance with our joint venture agreement and the CityCenter third amended and restated credit facility, we provided a cost overrun guarantee which is secured by our interests in the assets of Circus Circus Las Vegas and certain adjacent undeveloped land.

•

Any of our future construction or development projects will be subject to significant development and construction risks, which could have a material adverse impact on related project timetables, costs and our ability to complete the projects.

Any of our future construction or development projects will be subject to a number of risks, including:

•	lack of sufficient, or delays in the availability of, financing;
•	changes to plans and specifications;
•	engineering problems, including defective plans and specifications;
•	shortages of, and price increases in, energy, materials and skilled and unskilled labor, and inflation in key supply markets;
•	delays in obtaining or inability to obtain necessary permits, licenses and approvals;
•	changes in laws and regulations, or in the interpretation and enforcement of laws and regulations, applicable to gaming, leisure, residential, real estate development or construction projects;
•	labor disputes or work stoppages;
•	disputes with and defaults by contractors and subcontractors;
•	personal injuries to workers and other persons;
•	environmental, health and safety issues, including site accidents and the spread of viruses;
•	weather interferences or delays;
•	fires, typhoons and other natural disasters;

•	geological, construction, excavation, regulatory and equipment problems; and
•	other unanticipated circumstances or cost increases.

The occurrence of any of these development and construction risks could increase the total costs, delay or prevent the construction, development or opening or otherwise affect the design and features of any future construction projects which we might undertake. For instance, we expect the total development costs of our Cotai project to be approximately $2.9 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs. We expect total development costs of our Maryland project to be approximately $1.0 billion and our Massachusetts project to be approximately $690 million, each excluding capitalized interest and land related costs. While we believe that the overall budgets for these developments are reasonable, these development costs are estimates and the actual development costs may be higher than expected. We cannot guarantee that our construction costs or total project costs for future projects, including our developments in Cotai and Maryland (and in Massachusetts if we are awarded the license), will not increase beyond amounts initially budgeted.

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

•

CityCenter has decided to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake by demolishing the building, and we are exposed to risks prior to or in connection with the demolition process. After partial construction of the Harmon, CityCenter discovered that in certain elements of the building (known as link beams) the reinforcing steel had been installed incorrectly by CityCenter’s general contractor Perini Building Company (“Perini”) and its subcontractors. After additional structural defects in other areas of the Harmon were discovered, further construction at the Harmon was indefinitely stopped. During the third quarter of 2010, CityCenter determined that the Harmon was unlikely to be completed using the existing partially completed structure as it now stands. In response to a request by the Clark County Building Division (the “Building Division”), CityCenter engaged an engineer to conduct an analysis, based on all available information, as to the structural stability of the Harmon under building-code-specified load combinations. On July 11, 2011, that engineer submitted the results of his analysis of the Harmon tower and podium in its current as-built condition. The engineer opined, among other things, that “[i]n a code-level earthquake, using either the permitted or current code specified loads, it is likely that critical structural members in the tower will fail and become incapable of supporting gravity loads, leading to a partial or complete collapse of the tower. There is missing or misplaced reinforcing steel in columns, beams, shear walls, and transfer walls throughout the structure of the tower below the twenty-first floor.” Based on this engineering opinion, the Building Division requested a plan of action from CityCenter. CityCenter informed the Building Division that it decided to abate the potential for structural collapse of the Harmon in the event of a code-level earthquake by demolishing the building, subject to the receipt of court approval. On August 23, 2013, the court granted CityCenter’s motion, and CityCenter has commenced planning for demolition of the building. On November 22, 2013 the court granted Perini’s motion for reconsideration of the prior order granting CityCenter permission to demolish the building, on the basis that the builder’s risk insurer had objected to destruction of the Harmon until completion of the builder’s risk insurer’s investigation of CityCenter’s policy claim regarding the Harmon. A partial or complete collapse of the Harmon prior to demolition, or the demolition process itself, could result in property damage or injury, which could have a material adverse effect on CityCenter’s and our business and/or cause reputational harm to CityCenter and us. On January 31, 2014, the court revoked its prior authorization of demolition of the Harmon, without prejudice to renewal of the application, on the grounds that CityCenter’s non-party builder’s risk insurer requested further testing in the building.

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

•

Tracinda owns a significant amount of our common stock and may be able to exert significant influence over matters requiring stockholder approval. As of December 31, 2013, Tracinda Corporation beneficially owned approximately 19% of our outstanding common stock. As a result, Tracinda may be able to exercise significant influence over any matter requiring stockholder approval, including the approval of significant corporate transactions.

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

•

Any violation of the Foreign Corrupt Practices Act or any other similar anti-corruption laws could have a negative impact on us. A significant portion of our revenue is derived from operations outside the United States, which exposes us to complex foreign and U.S. regulations inherent in doing cross-border business and in each of the countries in which we transact business. We are subject to compliance with the United States Foreign Corrupt Practices Act (“FCPA”) and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. Violations of these laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

•

We face risks related to pending claims that have been, or future claims that may be, brought against us. Claims have been brought against us and our subsidiaries in various legal proceedings, and additional legal and tax claims arise from time to time. We may not be successful in the defense or prosecution of our current or future legal proceedings, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations. Please see the further discussion in “Legal Proceedings.”

•

A significant portion of our labor force is covered by collective bargaining agreements. Work stoppages and other labor problems could negatively affect our business and results of operations. Approximately 31,600 of our employees are covered by collective bargaining agreements. A prolonged dispute with the covered employees or any labor unrest, strikes or other business interruptions in connection with labor negotiations or others could have an adverse impact on our operations. Also, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. In addition, to the extent that our non-union employees join unions, we would have greater exposure to risks associated with labor problems.

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

•

The failure to maintain the integrity of our computer systems and internal customer information could result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data. We collect information relating to our guests for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another.

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

We also rely extensively on computer systems to process transactions, maintain information and manage our businesses. Disruptions in the availability of our computer systems, through cyber-attacks or otherwise, could impact our ability to service our customers and adversely affect our sales and the results of operations.

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

•

If the jurisdictions in which we operate increase gaming taxes and fees, our results could be adversely affected. State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and government officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Periods of economic downturn or uncertainty and budget deficits may intensify such efforts to raise revenues through increases in gaming taxes. If the jurisdictions in which we operate were to increase gaming taxes or fees, depending on the magnitude of the increase and any offsetting factors, our financial condition and results of operations could be materially adversely affected. For instance, income generated from gaming operations of MGM Grand Paradise currently has the benefit of a corporate tax exemption in Macau, which exempts us from paying the 12% complimentary tax on profits generated by the operation of casino games. We expect to continue to benefit from this tax exemption through the end of 2016 and believe that we will be granted additional five-year exemptions in the future, however, we cannot assure you that any extensions of the tax exemption will be granted.

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

Domestic resorts and other

The following table lists our wholly owned domestic resorts and other significant domestic land holdings.

Name and Location	Approximate Acres	Notes
Las Vegas, Nevada operations:
Bellagio	76	Two acres of the site are subject to two ground leases that expire (giving effect to our renewal options) in 2019 and 2073.
MGM Grand Las Vegas	102
Mandalay Bay	120
The Mirage	84
Luxor	60
New York-New York	20
Excalibur	53
Monte Carlo	17
Circus Circus Las Vegas	69
Shadow Creek Golf Course	240

Other Nevada operations:
Circus Circus Reno	10	A portion of the site is subject to two ground leases, which expire in 2032 and 2033.
Gold Strike, Jean, Nevada	51
Railroad Pass, Henderson, Nevada	9

Other domestic operations:
MGM Grand Detroit	25
Beau Rivage, Biloxi, Mississippi	41	Includes 10 acres of tidelands leased from the State of Mississippi under a lease that expires (giving effect to our renewal options) in 2066.
Fallen Oak Golf Course, Saucier, Mississippi	508
Gold Strike, Tunica, Mississippi	24
Primm Valley Golf Club	448	Located at the California state line, four miles from Primm, Nevada.

Other land:
Support Services	23	Includes land underlying the future arena development and land related to the entertainment district development located between Monte Carlo and New York-New York.
Las Vegas Strip- south	15	Located across the Las Vegas Strip from Luxor.
Las Vegas Strip- north	34	Located north of Circus Circus Las Vegas.

Name and Location	Approximate Acres	Notes
North Las Vegas, Nevada	66	Located adjacent to Shadow Creek.
Henderson, Nevada	31	Located adjacent to Railroad Pass.
Jean, Nevada	116	Located adjacent to, and across I-15 from, Gold Strike.
Stateline, California at Primm	125	Located adjacent to the Primm Valley Golf Club.
Tunica, Mississippi	385	We own an undivided 50% interest in this land with another, unaffiliated, gaming company.
Atlantic City, New Jersey	141	Approximately eight acres are leased to Borgata under a short-term lease. Of the remaining land, approximately 74 acres are suitable for development.

The land and substantially all of the assets of MGM Grand Las Vegas, Bellagio and The Mirage secure up to $3.35 billion of obligations outstanding under our senior secured credit facility. In addition, the land and substantially all of the assets of New York-New York and Gold Strike Tunica secure the entire amount of our senior secured credit facility and the land and substantially all of the assets of MGM Grand Detroit secure its obligations as a co-borrower under the senior credit facility, initially equal to $450 million.

The land underlying Circus Circus Las Vegas, along with substantially all of the assets of that resort, as well as certain undeveloped land adjacent to the property, secures our completion guarantee related to CityCenter.

MGM China

MGM Macau occupies an approximately 10 acre site which it possesses under a 25-year land use right agreement with the Macau government. MGM Grand Paradise’s interest in the land use right agreement is used as collateral for the MGM China credit facility. In addition, in October 2012, MGM Grand Paradise formally accepted the terms and conditions of a 25-year land concession contract from the government of Macau to develop a resort and casino on an approximately 17.8 acre site in Cotai, Macau. The land concession contract became effective on January 9, 2013 when the Macau government published the agreement in the Official Gazette of Macau. MGM Grand Paradise’s interest in the Cotai land use right agreement will become collateral under the MGM China credit facility upon finalization of the appropriate government approvals. As of December 31, 2013, approximately $553 million was outstanding under the MGM China credit facility. These borrowings are non-recourse to MGM Resorts International.

Unconsolidated Affiliates

CityCenter occupies approximately 67 acres of land between Bellagio and Monte Carlo. The site, along with substantially all of the assets of that resort, serves as collateral for CityCenter’s senior secured credit facility. As of December 31, 2013, CityCenter had not drawn on its $75 million revolving credit facility and had $1.7 billion in term loans outstanding.

Silver Legacy occupies approximately five acres in Reno, Nevada, adjacent to Circus Circus Reno. The land, along with substantially all of the assets of that resort, is used as collateral for Silver Legacy’s term loan facility. As of December 31, 2013, $85 million was outstanding under the term loan facility.

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

In April 2010, Perini served an amended complaint in this case which joins as defendants many owners of CityCenter residential condominium units (the “Condo Owner Defendants”), added a count for foreclosure of Perini's recorded master mechanic’s lien against the CityCenter property in the amount of approximately $491 million, and asserted the priority of this mechanic’s lien over the interests of the CityCenter Owners, the Condo Owner Defendants and CityCenter lenders in the CityCenter property.

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

In November 2012, Perini filed a second amended complaint which, among other things, added claims against the CityCenter defendants of breach of contract (alleging that CityCenter’s Owner Controlled Insurance Program (“OCIP”) failed to provide adequate project insurance for Perini with broad coverages and high limits), and tortious breach of the implied covenant of good faith and fair dealing (alleging improper administration by CityCenter of the OCIP and Builders Risk insurance programs).

CityCenter reached a settlement agreement with certain professional service providers against whom it had asserted claims in this litigation for errors or omissions with respect to the CityCenter project, which settlement has been approved by the court. Further, CityCenter and Perini have entered a settlement agreement which resolves most but not all of the components of Perini’s non-Harmon-related lien claim against CityCenter. Pursuant to the parties’ stipulation, on February 24, 2014, Perini filed a revised lien for $174 million as the amount claimed by Perini and the remaining Harmon-related subcontractors. Trial of the remainder of Perini’s lien claim, the remaining subcontractors’ claims against CityCenter, and CityCenter’s counterclaims against Perini and certain subcontractors for defective work at the Harmon has been rescheduled to commence on September 23, 2014.

The CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the Perini lawsuit. The Company believes that a loss with respect to Perini’s punitive damages claim is neither probable nor reasonably possible.

Please refer to Note 11 in the accompanying consolidated financial statements for further discussion on the Company’s completion guarantee obligation which may be impacted by the outcome of the above litigation and the joint venture’s extra-judicial settlement process.

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

In March 2011, all defendants moved to dismiss the consolidated amended complaint on the grounds that it fails to allege facts upon which relief could be granted under the federal securities laws, and on the further ground that the complaint fails to satisfy the heightened pleading standards mandated by the Private Securities Litigation Reform Act (“PSLRA”). The motions to dismiss emphasized three primary arguments: 1) the complaint fails to allege that the defendants made false or misleading statements of fact, as opposed to statements concerning plans and expectations that did not anticipate the severity of the financial crisis of 2008-2009 and the challenges presented by constructing CityCenter; 2) the complaint fails to allege facts supporting a “strong inference” of wrongful intent, as the PSLRA requires; and 3) the complaint fails to plead adequately that the alleged wrongdoing was the cause of the decline in the price of the Company’s publicly traded securities. The parties completed the briefing in support of, and in opposition to, the motions to dismiss, and requested oral argument on the motions.

In March 2012, the court issued an order which granted the defendant’s motion to dismiss plaintiffs’ consolidated complaint without prejudice, and allowed plaintiffs an opportunity to file an amended complaint. On April 17, 2012 plaintiffs filed an amended complaint which substantially repeats but reorganizes their substantive allegations and asserts the same claims as raised in the original complaint. In May 2012, defendants filed a joint motion to dismiss plaintiffs’ amended complaint. In September 2013, the court denied defendants’ motion to dismiss plaintiffs’ amended complaint. Defendants have answered the amended complaint, the court has entered a scheduling order and discovery has commenced.

Charles Kim v. James J. Murren, et al. (Case No. A-09-599937-C, filed September 23, 2009, Eighth Judicial District Court, Clark County, Nevada). This purported shareholder derivative action against certain of the Company’s former and current directors and officers alleges, among other things, breach of fiduciary duty by defendants’ asserted dissemination of false and misleading statements to the public, failure to maintain internal controls, and failure to properly oversee and manage the Company; unjust enrichment; abuse of control; gross mismanagement; and waste of corporate assets. The Company is named as a nominal defendant. The Nevada Supreme Court affirmed the trial court’s dismissal of this case. See below.

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

In December 2010 and January 2011, the Company and its directors filed motions with the court to dismiss the derivative complaints in the Israni and Kim cases. The defendant Company officers also filed a separate motion to dismiss on the grounds that plaintiffs failed to allege either that a pre-suit demand had been made on the Company’s board of directors and had been wrongfully rejected, or that making such a demand would have been futile because the case falls within the extremely rare circumstance where the board would have been legally incapable of exercising its business judgment on the litigation decision. In March 2011, after the filing of these dismissal motions and pursuant to the parties’ stipulation, the plaintiffs filed a consolidated amended complaint that asserted claims similar to those in their earlier complaints. In April 2011, the defendants filed motions to dismiss the consolidated amended complaint, on the same grounds as their original motions to dismiss. After hearing on the motions to dismiss in June 2010, the court in July 2010 granted the motions on the ground that the plaintiffs had failed to allege facts excusing them from making a pre-suit demand on the Company’s board of directors. The court directed that the defendants submit a proposed order setting forth the factual and legal bases. The defendants submitted a proposed order, and the plaintiffs submitted an objection to the proposed order.

In May 2012, the court in the Israni and Kim cases entered an order that granted defendants’ motion to dismiss the complaint without leave to amend, and an order that dismissed plaintiffs’ consolidated amended complaint with prejudice. In June 2012, the plaintiffs filed a notice of appeal of the district court ruling to the Nevada Supreme Court. On December 30, 2013 the Nevada Supreme Court affirmed the trial court’s dismissal of these cases, on the bases that plaintiffs failed to make a pre-litigation demand upon the Company’s Board of Directors, and to demonstrate a reasonable doubt as to whether a majority of the Company’s directors could exercise independent judgment and reasoning when considering a pre-suit demand.

In re MGM MIRAGE Derivative Litigation. Mario Guerrero v. James J. Murren, et al. (Case No. 2:09-cv-01815-KJD-RJJ, filed September 14, 2009, U.S. District Court for the District of Nevada); Regina Shamberger v. J. Terrence Lanni, et al. (Case No. 2:09-cv-01817-PMP-GWF, filed September 14, 2009, U.S. District Court for the District of Nevada), filed September 14, 2009. These purported shareholder derivative actions involve the same former and current director and officer defendants as those in the consolidated state court derivative actions, and also name the Company as a nominal defendant. They make factual allegations similar to those alleged in the state court actions, asserting claims of, among other things, breach of fiduciary duty by defendants’ asserted improper financial reporting, insider selling and misappropriation of information; waste of corporate assets; and unjust enrichment. In June 2010, the plaintiffs in these two actions made a joint motion for consolidation and appointment of lead plaintiffs and lead counsel. In March 2011, on stipulation of both plaintiffs and without opposition from the defendants, the two actions were consolidated under the caption In re MGM MIRAGE Derivative Litigation. In March 2011, with the stipulation of all parties, the court ordered that defendants need not respond to the complaints currently on file pending the disposition of the motions to dismiss in In re MGM MIRAGE Securities Litigation, without prejudice to either side’s right to seek to lift the stay at an earlier time. By the terms of the court’s order, the stay expired in November 2013, and these cases remain pending before the court.

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

Common Stock Information

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MGM.” The following table sets forth, for the calendar quarters indicated, the high and low sale prices of our common stock on the NYSE Composite Tape.

	2013		2012
	High	Low	High	Low
First quarter	$13.59	$11.92	$14.94	$10.60
Second quarter	15.95	11.72	14.11	10.15
Third quarter	20.62	14.65	11.78	8.83
Fourth quarter	23.65	18.40	11.90	9.15

There were approximately 4,324 record holders of our common stock as of February 21, 2014.

We have not paid dividends on our common stock in the last two fiscal years. As a holding company with no independent operations, our ability to pay dividends will depend upon the receipt of dividends and other payments from our subsidiaries. Furthermore, our senior credit facility contains financial covenants and restrictive covenants that could restrict our ability to pay dividends, subject to certain exceptions. In addition, the MGM China credit facility contains limitations on its ability to pay dividends to us. Our Board of Directors periodically reviews our policy with respect to dividends, and any determination to pay dividends in the future will depend on our financial position, future capital requirements and financial debt covenants and any other factors deemed necessary by the Board of Directors. Moreover, should we pay any dividends in the future, there can be no assurance that we will continue to pay such dividends.

Share Repurchases

Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. We did not repurchase shares of our common stock during the quarter and year ended December 31, 2013. The maximum number of shares available for repurchase under our May 2008 repurchase program was 20 million as of December 31, 2013. Covenants governing our senior credit facility and certain of our debt securities restrict, among other things, our ability to repurchase our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following reflects selected historical financial data that should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Net revenues	$9,809,663	$9,160,844	$7,849,312	$6,056,001	$6,010,588
Operating income (loss)	1,111,512	80,526	4,057,146	(1,158,931)	(963,876)
Net income (loss)	56,502	(1,616,912)	3,234,944	(1,437,397)	(1,291,682)
Net income (loss) attributable to MGM Resorts International	(156,606)	(1,767,691)	3,114,637	(1,437,397)	(1,291,682)

Earnings per share of common stock attributable to MGM Resorts:

Basic:
Net income (loss) per share	$(0.32)	$(3.62)	$6.37	$(3.19)	$(3.41)
Weighted average number of shares	489,661	488,988	488,652	450,449	378,513

Diluted:
Net income (loss) per share	$(0.32)	$(3.62)	$5.62	$(3.19)	$(3.41)
Weighted average number of shares	489,661	488,988	560,895	450,449	378,513

At year-end:
Total assets	$26,110,185	$26,284,738	$27,766,276	$18,951,848	$22,509,013
Total debt, including capital leases	13,449,208	13,589,907	13,472,263	12,050,437	14,060,270
Stockholders’ equity	7,875,623	8,116,016	9,882,222	2,932,162	3,804,049
MGM Resorts stockholders’ equity	4,231,179	4,365,548	6,086,578	2,932,162	3,804,049
MGM Resorts stockholders’ equity per share	$8.63	$8.92	$12.45	$6.00	$8.62
Number of shares outstanding	490,361	489,234	488,835	488,513	441,222

The following events/transactions affect the year-to-year comparability of the selected financial data presented above:

Acquisitions and Dispositions

•

In 2009, we sold the Treasure Island casino resort (“TI”) in Las Vegas, Nevada and recorded a gain on the sale of $187 million. The results of TI were not recorded as discontinued operations, as we believed significant customer migration would occur between TI and our other Las Vegas Strip resorts.

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

•	In 2012, we recorded $18 million related to our share of the CityCenter residential real estate impairment charge and $16 million related to our share of CityCenter’s Harmon demolition costs.
•

In 2012, we recorded a $563 million loss on debt retirement in connection with the February 2012 amendment and restatement of our senior credit facility and in connection with our December 2012 refinancing transactions.

•

In 2013, we recorded non-cash impairment charges of $37 million related to our investment in Grand Victoria, $20 million related to our land in Jean and Sloan, Nevada, and $45 million related to corporate buildings which are expected to be removed from service.

•

In 2013, we recorded a $70 million loss for our share of CityCenter’s non-operating loss on retirement of long-term debt, primarily consisting of premiums associated with the redemption of the existing first and second lien notes as well as the write-off of previously unamortized debt issuance costs and a gain of $12 million related to our share of Silver Legacy’s non-operating gain on retirement of long-term debt.

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

Results of operations from our wholly owned domestic resorts for the year ended December 31, 2013 improved compared to the prior year as a result of increased casino and hotel revenues as general economic conditions continue to improve. In the Las Vegas Strip market, as reported by the Las Vegas Convention and Visitors Authority, casino revenues increased 4.8%. In addition, the average room rate for the Las Vegas Strip increased 2.8% compared to the same period in the prior year while visitation to Las Vegas was flat for the same period.

In Macau, results of operations also improved for the year ended December 31, 2013 compared to the prior year primarily as a result of strong gaming volumes, benefiting from economic growth in China. Despite concerns about the sustainability of economic growth in China, we expect the Macau market to continue to grow as the result of a large and growing Asian middle class and infrastructure improvements expected to facilitate more convenient travel to and within Macau. According to statistics published by the Statistics Census Service of the Macau Government, visitor arrivals were 29 million in 2013, a 4% increase compared to 2012. Gross casino revenues for the Macau market increased 19% compared to the prior year, with increases in both VIP and main floor volumes.

Our results of operations are affected by decisions we make related to our capital allocation, our access to capital and our cost of capital. In December 2012, we completed a comprehensive refinancing transaction that generated a significant reduction in interest expense for 2013 and extended the maturities of our long-term debt, allowing us to maximize free cash flow and further enhance our deleveraging efforts. In addition, our access to lower cost financing and ability to finance development opportunities has also improved significantly as a result of these transactions.

While we continue to be focused on improving our financial position, we are also dedicated to capitalizing on development opportunities. In Macau, we plan to spend approximately $2.9 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs, to develop a resort and casino featuring approximately 1,600 hotel rooms, 500 gaming tables, and up to 2,500 slots built on an approximately 17.8 acre site in Cotai, Macau. In addition, we have been actively pursuing development opportunities in markets such as Maryland and Massachusetts.

In December 2013, our subsidiary, MGM National Harbor, LLC (“MGM National Harbor”) was awarded the license to operate the sixth and final casino under current statutes in the State of Maryland by the Maryland Video Lottery Facility Location Commission to build and operate a world-class destination resort casino in Prince George’s County at National Harbor. We currently expect the cost to develop and construct MGM National Harbor to be approximately $1.0 billion, excluding capitalized interest and land related costs. We expect that the resort will include a casino with approximately 3,600 slots, 160 table games including poker; a 300-suite hotel with luxury spa and rooftop pool; high-end branded retail; fine and casual dining; a dedicated 3,000 seat theater venue; 35,000 square feet of meeting and event space; and a 5,000-space parking structure.

We are the only remaining applicant for the casino license in Western Massachusetts, one of three zones designated by legislation. In December 2013, a unanimous vote from the Massachusetts Gaming Commission (“MGC”) found us a suitable candidate for a casino license in the Commonwealth. We have since submitted to the MGC a completed license application for the next phase of the licensing process; however, there can be no assurance that the MGC will ultimately award us the license. MGM Springfield is proposed for 14.5 acres of land between Union and State streets, and Columbus Avenue and Main Street. We currently expect the cost to develop and construct MGM Springfield to be approximately $690 million, excluding capitalized interest and land related costs.

In 2013, we formed a 50/50 joint venture, Las Vegas Arena Company, LLC (“LVA”), with a subsidiary of Anschutz Entertainment Group, Inc. (a leader in sports, entertainment, and promotions) to design, construct, and operate an arena on a parcel of our land located between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. The proposed arena is anticipated to seat between 18,000 – 20,000 people and is currently scheduled to be completed in 2016. Such development is estimated to cost approximately $350 million and is contingent on LVA obtaining permanent financing.

Reportable Segments

We have two reportable segments that are based on the regions in which we operate: wholly owned domestic resorts and MGM China. We currently operate 15 wholly owned resorts in the United States. MGM China’s operations consist of the MGM Macau resort and casino (“MGM Macau”) and the development of a casino resort in Cotai. We have additional business activities including investments in unconsolidated affiliates, our MGM Hospitality operations and certain other corporate and management operations. CityCenter is our most significant unconsolidated affiliate, which we also manage for a fee. Our operations that are not segregated into separate reportable segments are reported as “corporate and other” operations in our reconciliations of segment results to consolidated results.

Wholly owned domestic resorts. At December 31, 2013, our wholly owned domestic resorts consisted of the following casino resorts:

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

Key performance indicators related to gaming and hotel revenue at our wholly owned domestic resorts are:

•

Gaming revenue indicators: table games drop and slots handle (volume indicators); “win” or “hold” percentage, which is not fully controllable by us. Our normal table games hold percentage is in the range of 18% to 22% of table games drop and our normal slots hold percentage is in the range of 8.0% to 8.5% of slots handle; and

•

Hotel revenue indicators: hotel occupancy (a volume indicator); average daily rate (“ADR,” a price indicator); and revenue per available room (“REVPAR,” a summary measure of hotel results, combining ADR and occupancy rate). Our calculation of ADR, which is the average price of occupied rooms per day, includes the impact of complimentary rooms. Complimentary room rates are determined based on an analysis of retail or “cash” rates for each customer segment and each type of room product to estimate complimentary rates which are consistent with retail rates. Complimentary rates are reviewed at least annually and on an interim basis if there are significant changes in market conditions. Because the mix of rooms provided on a complimentary basis, particularly to casino customers, includes a disproportionate suite component, the composite ADR including complimentary rooms is slightly higher than the ADR for cash rooms, reflecting the higher retail value of suites.

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

We believe our investment in MGM China plays an important role in extending our reach internationally and will foster future growth and profitability. Asia is the fastest-growing gaming market in the world and Macau is the world’s largest gaming destination in terms of revenue.

In October 2012, MGM Grand Paradise formally accepted the terms and conditions of a land concession contract from the government of Macau to develop a resort and casino on an approximately 17.8 acre site in Cotai, Macau. The land concession contract became effective when the Macau government published the agreement in the Official Gazette of Macau on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is approximately $161 million and is composed of a down payment and eight additional semi-annual payments. As of December 31, 2013, MGM China had paid $71 million of the contract premium recorded within “Other long-term assets, net.” In January 2014, MGM China paid the second semi-annual payment of $15 million under the land concession contract. Including interest on the six remaining semi-annual payments, MGM China has approximately $88 million remaining payable for the land concession contract. In addition, MGM Grand Paradise is required to pay the Macau government approximately $269,000 per year in rent during the course of development of the land and approximately $681,000 per year in rent once the development is completed. The annual rent is subject to review by the Macau government every five years. Under the terms of the land concession contract, MGM Grand Paradise is required to complete the development of the land by January 2018. In October 2012, MGM China and MGM Grand Paradise, as co-borrowers, successfully closed on a $2.0 billion amended and restated credit facility agreement. The proceeds of such facility are expected to be used, in part, to finance the construction of the Cotai project. MGM China has finalized the design of the MGM Cotai project, hired a general contractor, and construction of the foundation commenced in 2013.

Revenues at MGM Macau are generated from three primary customer segments in the Macau gaming market: VIP casino gaming operations, main floor gaming operations, and slot machine operations. VIP players play mostly in dedicated VIP rooms or designated gaming areas. VIP customers can be further divided into customers sourced by in-house VIP programs and those sourced through gaming promoters. A significant portion of our VIP volume is generated through the use of gaming promoters. Gaming promoters introduce VIP gaming players to MGM Macau, assist these customers with travel arrangements, and extend gaming credit to these players. In exchange for their services, gaming promoters are compensated through payment of commission. In-house VIP players also typically receive a commission based on the program in which they participate. The main floor gaming operation in Macau is also referred to as the “mass gaming operation.” MGM Macau main floor operations primarily consist of walk-in and day trip visitors. Unlike VIP players, main floor players do not receive commissions. The profit contribution from the main floor segment exceeds the VIP segment due to commission costs paid to gaming promoters. Gaming revenues from the main gaming floors have grown significantly in recent years and we believe this segment represents the most potential for sustainable growth in the future.

VIP gaming at MGM Macau is conducted by the use of special purpose nonnegotiable gaming chips called “rolling chips.” Gaming promoters purchase these rolling chips from MGM Macau and in turn they sell these chips to their players. The rolling chips allow MGM Macau to track the amount of wagering conducted by each gaming promoters’ clients in order to determine VIP gaming play. Gaming promoter commissions are based on either a percentage of actual win plus a monthly complimentary allowance based on a percentage of the rolling chip turnover their customers generate, or a percentage of the rolling chip turnover plus discounted offerings on nongaming amenities. The estimated portion of the gaming promoter payments that represent amounts passed through to VIP customers is recorded as a reduction of casino revenue, and the estimated portion retained by the gaming promoter for its compensation is recorded as casino expense. In-house VIP commissions are based on a percentage of rolling chip turnover and are recorded as a reduction of casino revenue.

In addition to the key performance indicators used by our wholly owned domestic resorts, MGM Macau utilizes “turnover,” which is the sum of rolling chip wagers won by MGM Macau calculated as rolling chips purchased plus rolling chips exchanged less rolling chips returned. Turnover provides a basis for measuring VIP casino win percentage. Win for VIP gaming operations at MGM Macau is in the range of 2.7% to 3.0% of turnover. MGM Macau’s main floor normal table games hold percentage is in the range of 25% to 35% of table games drop. Slots hold percentage at MGM Macau is in the range of 5% to 6% of slots handle.

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

MGM Hospitality. MGM Hospitality seeks to leverage our management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. MGM Hospitality entered into management agreements for non-gaming hotels in the Middle East, North Africa, India and, through its joint venture with Diaoyutai State Guesthouse, the People’s Republic of China. MGM Hospitality opened its first resort, MGM Grand Sanya on Hainan Island, the People’s Republic of China in early 2012.

Borgata. We have a 50% economic interest in Borgata Hotel Casino & Spa (“Borgata”) located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation (“Boyd”) owns the other 50% of Borgata and also operates the resort. Our interest is held in trust and was offered for sale pursuant to our amended settlement agreement with the New Jersey Division of Gaming Enforcement (“DGE”) and approved by the New Jersey Casino Control Commission (“CCC”). The terms of the amended settlement agreement previously mandated the sale by March 2014. We had the right to direct the sale through March 2013 (the “divesture period”), subject to approval of the CCC, and the trustee was responsible for selling the trust property during the following 12-month period (the “terminal sale period”). On February 13, 2013, the settlement agreement was further amended to allow us to re-apply to the CCC for licensure in New Jersey and to defer expiration of these periods pending the outcome of the licensure process. If the CCC denies our licensure request, then the divestiture period will immediately end, and the terminal sale period will immediately begin, which will result in our Borgata interest being disposed of by the trustee pursuant to the terms of the settlement agreement.

We consolidate the trust because we are the sole economic beneficiary and we account for our interest in Borgata under the cost method. We review our investment carrying value whenever indicators of impairment exist and accordingly have recorded impairment charges in each of the years ended December 31, 2012 and 2011. See “Operating Results – Details of Certain Charges” for further discussion.

As of December 31, 2013, the trust had $102 million of cash and investments, of which $87 million is held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within “Prepaid expenses and other.”

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2013, 2012 and 2011.

The following table summarizes our financial results:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net revenues	$9,809,663	$9,160,844	$7,849,312
Operating income	1,111,512	80,526	4,057,146
Net income (loss)	56,502	(1,616,912)	3,234,944
Net income (loss) attributable to MGM Resorts International	(156,606)	(1,767,691)	3,114,637

Our results of operations include the results of MGM China on a consolidated basis following the June 3, 2011 date of acquisition. Prior to that date, results of operations of MGM Macau were reflected under the equity method of accounting – see “Operating Results – Income (Loss) from Unconsolidated Affiliates.”

Consolidated operating income of $1.1 billion in 2013 benefited from an increase in revenues at MGM China and our wholly owned domestic resorts, as well as decreases in corporate expense and depreciation and amortization expense. Comparability between periods was affected by $125 million of property transactions in 2013 compared to $708 million in 2012.

Consolidated operating income in 2012 benefited from a full year of operations at MGM China, as well as improved operating results at our wholly owned domestic resorts compared to 2011. Comparability between periods was affected by the $3.5 billion gain on the MGM China transaction in 2011, $708 million of property transactions in 2012 compared to $179 million in 2011, as well as the impairment charge relating to CityCenter’s residential inventory and Harmon demolition costs in 2012. Operating income in 2012 was negatively impacted by increases in corporate expense and depreciation and amortization expense.

Corporate expense decreased 8% to $217 million in 2013 due primarily to a decrease in costs related to development efforts in Massachusetts and Maryland, which were mainly incurred in 2012 and the first half of 2013. Corporate expense was $235 million in 2012, an increase of 34% compared to 2011 due to an increase in costs related to these development efforts and additional legal and professional services.

Depreciation and amortization expense decreased $78 million in 2013 compared to 2012 due primarily to lower amortization expense at MGM China as a result of extending the useful life of the gaming subconcession upon effectiveness of our Cotai land concession agreement. Depreciation and amortization expense increased in 2012 compared to 2011 primarily from the consolidation of the full year results of MGM China. Of the $375 million of depreciation and amortization expense at MGM China in 2012, $320 million related to amortization of intangible assets recognized in the acquisition.

Operating Results – Detailed Segment Information

The following table presents a detail by segment of consolidated net revenue and Adjusted EBITDA. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See “Non-GAAP Measures” for additional information:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net revenue:
Wholly owned domestic resorts	$6,052,644	$5,932,791	$5,892,902
MGM China	3,316,928	2,807,676	1,534,963

Reportable segment net revenue	9,369,572	8,740,467	7,427,865
Corporate and other	440,091	420,377	421,447

	$9,809,663	$9,160,844	$7,849,312

Adjusted EBITDA:
Wholly owned domestic resorts	$1,442,686	$1,325,220	$1,298,116
MGM China	814,109	679,345	359,686

Reportable segment Adjusted Property EBITDA	2,256,795	2,004,565	1,657,802
Corporate and other	(157,983)	(286,166)	(101,233)

	$2,098,812	$1,718,399	$1,556,569

Consolidated net revenue increased 7% in 2013 compared to the prior year, due to increases in revenue at MGM China and our wholly owned domestic resorts. Adjusted EBITDA increased primarily as a result of operations at MGM China as well as improved results at our wholly owned domestic resorts and a decrease in corporate expense related to development activities.

Consolidated net revenue increased 17% in 2012 compared to 2011, driven by a full year of operating results for MGM China as well as increased revenue at our wholly owned domestic resorts. Adjusted EBITDA increased primarily as a result of a full year of operations at MGM China and improved results at our wholly owned domestic resorts, offset in part by higher corporate expense related to development activities as previously discussed. See below for detailed discussion of segment results related to our wholly owned domestic resorts, MGM China and corporate and other operations.

Wholly owned domestic resorts. The following table presents detailed net revenue at our wholly owned domestic resorts:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Casino revenue, net:
Table games	$861,495	$821,737	$800,216
Slots	1,671,819	1,666,482	1,625,420
Other	66,257	65,450	66,836

Casino revenue, net	2,599,571	2,553,669	2,492,472

Non-casino revenue:
Rooms	1,589,887	1,531,829	1,513,789
Food and beverage	1,382,480	1,393,141	1,374,614
Entertainment, retail and other	1,130,298	1,097,220	1,139,139

Non-casino revenue	4,102,665	4,022,190	4,027,542

	6,702,236	6,575,859	6,520,014
Less: Promotional allowances	(649,592)	(643,068)	(627,112)

	$6,052,644	$5,932,791	$5,892,902

Net revenue in 2013 related to wholly owned domestic resorts increased 2% compared to 2012 as a result of an increase in both gaming and nongaming revenue. Net revenue related to wholly owned domestic resorts increased 1% in 2012 compared to 2011, primarily as a result of an increase in gaming revenue and a 2% increase in REVPAR at our Las Vegas Strip resorts.

Table games revenue in 2013 increased 5% compared to 2012 due to an increase in overall tables games hold percentage from 19.7% in 2012 to 20.5% in 2013. Slots revenue at our Las Vegas Strip resorts increased 4% in 2013 but was offset by a decrease in slots revenue at our regional properties, primarily as a result of a decrease in volume at MGM Grand Detroit. Table games revenue in 2012 increased 3% compared to 2011, with an increase in table games hold percentage to 19.7% compared to 19.6% in 2011. Slots revenue in 2012 increased 3% compared to 2011, due to an increase in both volume and hold percentage.

Rooms revenue increased 4% in 2013 compared to 2012 as a result of a 2% increase in ADR at our Las Vegas strip resorts. Occupancy was flat in 2013 while available rooms increased 2% compared to the prior year as a result of rooms coming back online subsequent to the completion of the MGM Grand Las Vegas remodel at the end of 2012. Rooms revenue increased 1% in 2012 compared to 2011 as a result of slightly higher occupancy and a 2% increase in ADR. The following table shows key hotel statistics for our Las Vegas Strip resorts:

	Year Ended December 31,
	2013	2012	2011
Occupancy	91%	91%	90%
Average Daily Rate (ADR)	$131	$129	$127
Revenue per Available Room (REVPAR)	$119	$117	$115

Food and beverage revenues decreased 1% in 2013. Entertainment, retail and other revenues increased 3%, due primarily to the opening of the Michael Jackson ONE Cirque du Soleil production show, partially offset by lower retail revenues at several of our resorts. Food and beverage revenues increased 1% in 2012. Entertainment, retail and other revenues decreased 4% in 2012, as a result of the closure of The Lion King at Mandalay Bay, which was replaced by Michael Jackson ONE, and lower retail sales across several of our Las Vegas Strip resorts.

Adjusted Property EBITDA at our wholly owned domestic resorts was $1.4 billion in 2013, an increase of 9% due primarily to improved operating results at our luxury Las Vegas Strip resorts. Adjusted Property EBITDA also benefited from an $8 million reduction in accrued payroll liabilities due to a change in our employee paid time off policy. Adjusted Property EBITDA margin increased by approximately 150 basis points from 2012, to 23.8%. Adjusted Property EBITDA at our wholly owned domestic resorts was $1.3 billion in 2012, an increase of 2% as a result of improved operating results across most of our Las Vegas Strip properties. Adjusted Property EBITDA margin in 2012 increased by approximately 30 basis points from 2011, to 22.3%.

MGM China. The following table presents detailed net revenue for MGM China, beginning as of June 3, 2011:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Casino revenue, net:
VIP table games	$2,062,200	$1,762,627	$1,055,326
Main floor table games	923,415	733,397	338,698
Slots	290,596	269,795	116,489

Casino revenue, net	3,276,211	2,765,819	1,510,513

Non-casino revenue	141,503	135,549	80,564

	3,417,714	2,901,368	1,591,077
Less: Promotional allowances	(100,786)	(93,692)	(56,114)

	$3,316,928	$2,807,676	$1,534,963

Net revenue for MGM China increased 18% in 2013 compared to 2012. VIP table games revenues increased due to a 27% increase in chip turnover, due primarily to incremental VIP business as the result of the expansion of VIP gaming areas in October 2012, and the addition of new gaming promoters in the current year. This was offset by a decrease in VIP table games hold percentage from 3.1% in 2012 to 2.8% in 2013. Main floor table games volume increased 10% and hold percentage increased from 29.9% in 2012 to 34.2% in 2013. Slots volume increased 16% in the current year while hold percentage decreased from 5.5% in 2012 to 5.1% in 2013. Main floor gaming revenues and slots revenues benefited from overall Macau market growth as well as the introduction of stadium-style electronic table games.

Net revenue was $2.8 billion in 2012 and $1.5 billion for the period from June 3, 2011 through December 31, 2011. Net revenues for 2012 represented an increase of 8% over MGM Macau’s 2011 full year results, driven by increases in volume for main floor table games and slots of 11% and 35%, respectively. The main floor gaming increases are attributable to overall growth of the Macau market as well as the introduction of premium gaming lounges. VIP table games turnover for 2012 was flat compared to 2011, while hold percentage was 3.1% in 2012 compared to 3.0% in 2011.

Adjusted EBITDA for MGM China was $814 million in 2013, which included $36 million of branding fees expense. Adjusted EBITDA for 2012 was $679 million, which included branding fees expense of $30 million. Adjusting for branding fees in both years, MGM China’s 2013 Adjusted EBITDA increased 20% over the prior year results. Gaming promoter commissions were $1.4 billion in 2013 and $1.2 billion in 2012, a 19% increase compared to the prior year resulting directly from the increase in VIP table games win.

Adjusted EBITDA for the period from June 3, 2011 through December 31, 2011 was $360 million, inclusive of $15 million of branding fee expense. Adjusting for branding fees in both 2012 and 2011, MGM China’s 2012 Adjusted EBITDA represented a 10% increase over the prior full year results.

Corporate and other. Corporate and other revenue includes revenues from MGM Hospitality and management operations and reimbursed costs revenue primarily related to our CityCenter management agreement. Reimbursed costs revenue represents reimbursement of costs, primarily payroll-related, incurred by us in connection with the provision of management services and was $365 million, $358 million and $351 million for 2013, 2012 and 2011, respectively.

Adjusted EBITDA losses related to corporate and other decreased in 2013 compared to 2012 due primarily to an increase in our share of operating income from CityCenter, including certain basis difference adjustments, compared to a loss from CityCenter in the prior year. Corporate expense decreased compared to 2012 due to higher development costs incurred in the prior year related to development initiatives in Maryland and Massachusetts.

Adjusted EBITDA losses related to corporate and other increased in 2012 compared to 2011 due primarily to approximately $115 million of Adjusted EBITDA related to our share of MGM Macau's results prior to the consolidation. The prior period also included an increase in losses related to CityCenter. In addition, corporate expense in 2012 increased due to the development activities as previously discussed.

Operating Results – Details of Certain Charges

Stock compensation expense is recorded within the department of the recipient of the stock compensation award. The following table shows the amount of compensation expense recognized related to employee stock-based awards:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Casino	$5,879	$6,437	$7,552
Other operating departments	2,241	3,035	3,868
General and administrative	8,176	10,837	9,402
Corporate expense and other	16,036	19,251	18,885

	$32,332	$39,560	$39,707

Preopening and start-up expenses consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
MGM China	$9,109	$-	$-
Other	4,205	2,127	(316)

	$13,314	$2,127	$(316)

Preopening and start-up expenses at MGM China relate primarily to the MGM Cotai project which includes $7 million of amortization of the Cotai land concession premium.

Property transactions, net consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Corporate buildings impairment charge	$44,510	$-	$-
Other Nevada land impairment charge	20,354	-	-
Grand Victoria investment impairment	36,607	85,009	-
Borgata investment impairment	-	65,000	61,962
Las Vegas Strip land impairment	-	366,406	-
Atlantic City land impairment	-	166,569	-
Silver Legacy investment impairment	-	-	22,966
Circus Circus Reno impairment	-	-	79,658
Other property transactions, net	23,290	25,065	14,012

	$124,761	$708,049	$178,598

Corporate Buildings. During 2013, we recorded an impairment charge of $45 million related to corporate buildings which are expected to be removed from service. In June 2013, we executed agreements formalizing the details of a joint venture to build a new Las Vegas arena project, of which we will own 50%, that will be located on the land underlying these buildings.

Other Nevada Land. We own approximately 170 acres of land in Jean, Nevada and owned approximately 89 acres in and around Sloan, Nevada. In 2013, we recorded an impairment charge of $20 million based on an estimated fair value of $24 million, due to an increased probability of sale in which we did not believe it was likely that the carrying value of the land would be recovered. Fair value was determined based on recent indications from market participants. In the fourth quarter of 2013 we sold the Sloan land.

Investment in Grand Victoria. At June 30, 2013, we reviewed the carrying value of our Grand Victoria investment for impairment due to a higher than anticipated decline in operating results and loss of market share as a result of the opening of a new riverboat casino in the Illinois market, as well as a decrease in forecasted cash flows compared to the prior forecast. We used a blended discounted cash flow analysis and guideline public company method to determine the estimated fair value from a market participant’s viewpoint. Key assumptions included in the discounted cash flow analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 2% and a discount rate of 11%. Key assumptions in the guideline public company method included business enterprise value multiples selected based on the range of multiples in the Company’s peer group. As a result of the analysis, we determined that it was necessary to record an other-than-temporary impairment charge of $37 million at June 30, 2013, based on an estimated fair value of $170 million for our 50% interest. We intend to, and believe we will be able to, retain our investment in Grand Victoria; however, due to the extent of the shortfall and our assessment of the uncertainty of fully recovering our investment, we determined that the impairment was other-than-temporary.

At June 30, 2012, we reviewed the carrying value of our Grand Victoria investment for impairment due to a decrease in operating results at the property and the loss of market share as a result of the opening of a new riverboat casino in the Illinois market, as well as a decrease in forecasted cash flows. We used a discounted cash flow analysis to determine the estimated fair value. Key assumptions included in the analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 2% and a discount rate of 10.5%. As a result of the discounted cash flow analysis, we determined that it was necessary to record an other-than-temporary impairment charge of $85 million based on an estimated fair value of $205 million for our 50% interest.

Investment in Borgata. We determined that it was necessary to record an other-than-temporary impairment charge for our investment in Borgata of $65 million as of December 31, 2012 using an estimated fair value for our investment of $120 million based on a discounted cash flow analysis. Borgata’s 2012 operating results did not meet previous forecasts. While 2012 results for Borgata were significantly impacted by Hurricane Sandy, management believed the challenging environment in Atlantic City would continue and lowered 2013 estimates below what was previously forecasted. Additionally, we used a long-term growth rate of 2.5% and a discount rate of 10.5%, based on our assessment of risk associated with the estimated cash flows. This analysis is sensitive to management assumptions, and increases or decreases in these assumptions would have a material impact on the analysis.

We determined that it was necessary to record an other-than-temporary impairment charge for our investment in Borgata of $62 million as of December 31, 2011 using an estimated fair value for our investment of $185 million based on a discounted cash flow analysis. Key assumptions in such analysis include management’s estimates of future cash flows, including outflows for capital expenditures, an appropriate discount rate, and long-term growth rate. At the time, there was significant uncertainty surrounding Borgata’s future operating results, due primarily to the planned opening of a major new resort in the Atlantic City market during 2012 and other additional competition expected in surrounding markets. As a result, for purposes of this analysis, we reflected a decrease in forecasted cash flows in 2012 and 2013. Additionally, we used a long-term growth rate of 3% and a discount rate of 10.5%, based on our assessment of risk associated with the estimated cash flows.

Las Vegas Strip land. We own 33.5 acres on the north end of the Las Vegas Strip, which we have been holding for future development. During 2012, we focused our development efforts on other jurisdictions, which led to us reviewing our significant development land holdings for impairment indicators. Due to our focus on future development outside of the Las Vegas area, we did not believe it was likely we would recover the carrying value of our 33.5 acres of land on the north end of the Las Vegas Strip on an undiscounted basis. Therefore, we recorded an impairment charge of $366 million as of December 31, 2012 based on an estimated fair value of $214 million for the land. We determined fair value of the land using a market approach based on an assessment of comparable land sales in Las Vegas, adjusted for size and location factors based on comparisons to our land.

Atlantic City land. We own two sites for a total of approximately 86 acres in Atlantic City, which we have been holding for future development. We recorded an impairment charge of $167 million as of December 31, 2012 based on an estimated fair value of $125 million for the land. Due to our focus on future development outside of Atlantic City, the deterioration the Atlantic City market had experienced and the initial underperformance of a new resort that opened in 2012, we did not believe it was likely we would recover the carrying value of this land on an undiscounted basis. We determined fair value of the land using a market approach based on assessment of comparable land sales in Atlantic City, adjusted for size and location factors based on comparisons to our land.

Investment in Silver Legacy. We recorded an other-than-temporary impairment charge at December 31, 2011 which decreased the carrying value of our investment in Silver Legacy to zero and ceased applying the equity method for our investment in Silver Legacy. Silver Legacy had approximately $143 million of outstanding senior secured notes that were due in March 2012. Silver Legacy did not repay its notes at maturity and filed for Chapter 11 bankruptcy protection in May 2012. These notes were non-recourse to us. In November 2012, Silver Legacy completed a consensual plan of reorganization pursuant to which the holders of the senior secured notes received a combination of cash and new second lien notes. Concurrently, Silver Legacy entered into an agreement for a new $70 million senior secured credit facility, which provided for a portion of the exit financing associated with the plan of reorganization. As part of the reorganization the partners invested $7.5 million each in the form of subordinated sponsor notes. We resumed the equity method of accounting for our investment in Silver Legacy subsequent to completion of the reorganization.

Circus Circus Reno. At September 30, 2011, we reviewed the carrying value of our Circus Circus Reno long-lived assets for impairment using revised operating forecasts developed by management for that resort in the third quarter of 2011. Due to the then current and forecasted market conditions and results of operations through September 30, 2011 being lower than previous forecasts, we recorded a non-cash impairment charge of

$80 million in the third quarter of 2011 primarily related to a write-down of Circus Circus Reno’s long-lived assets. Our discounted cash flow analysis for Circus Circus Reno included estimated future cash inflows from operations and estimated future cash outflows for capital expenditures utilizing an estimated pre-tax discount rate of 16.5% and a long-term growth rate of 2%.

Other. Other property transactions, net in 2013 include miscellaneous asset disposals and demolition costs. Other property transactions, net in 2012 include write-downs related to the remodeling of the theatre at Mandalay Bay, the renovation of the IMAX theatre at Luxor and various other miscellaneous asset disposals and disposal costs. Other property transactions, net in 2011 include the write-off of goodwill related to Railroad Pass.

Operating Results – Income (Loss) from Unconsolidated Affiliates

The following table summarizes information related to our income (loss) from unconsolidated affiliates:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
CityCenter	$21,712	$(68,206)	$(56,291)
MGM Macau	-	-	115,219
Other	21,348	21,824	32,166

	$43,060	$(46,382)	$91,094

In 2013, we recognized $22 million of income related to our share of CityCenter’s operating results, including certain basis difference adjustments, compared to a loss of $68 million in 2012. CityCenter’s 2013 operating results benefited from a 6% increase in net revenues compared to the prior year. Casino revenues increased as a result of a 9% increase in table games volume and an increase in hold percentage from 23.2% in 2012 to 24.7% in 2013. Rooms revenues increased 5% due to an increase in REVPAR at Aria and Vdara of 4% and 5%, respectively. The increase in revenues from resort operations was partially offset by a decrease in residential revenues.

In 2012 and 2011, our share of CityCenter’s operating losses included our share of residential inventory impairment charges of $18 million and $26 million, respectively. CityCenter is required to carry its residential inventory at the lower of its carrying value or fair value less costs to sell. Fair value of the residential inventory is determined using a discounted cash flow analysis based on management’s current expectations of future cash flows. The key inputs in the discounted cash flow analysis include estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate. In addition, CityCenter accrued $32 million in 2012 related to the estimated demolition cost of the Harmon. We recognized 50% of such charge, resulting in a charge of approximately $16 million.

We ceased recording MGM Macau operating results as income from unconsolidated affiliates under the equity method of accounting in June 2011.

Non-operating Results

Interest expense. The following table summarizes information related to interest on our long-term debt:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Total interest incurred – MGM Resorts	$830,074	$1,092,188	$1,073,949
Total interest incurred – MGM China	32,343	25,139	12,916
Interest capitalized	(5,070)	(969)	(33)

	$857,347	$1,116,358	$1,086,832

Cash paid for interest, net of amounts capitalized	$840,280	$1,039,655	$1,001,982
End-of-year ratio of fixed-to-floating debt	75/25	75/25	72/28
End-of-year weighted average interest rate	6.0%	6.3%	7.7%

In 2013, gross interest costs decreased compared to 2012 primarily as a result of the December 2012 refinancing transactions. In 2012, gross interest costs increased compared to 2011 primarily as a result of the consolidation of MGM China and an increase in weighted average long-term debt outstanding during the year. Amortization of debt discounts, premiums and issuance costs included in interest expense in 2013, 2012 and 2011 was $35 million, $73 million and $94 million, respectively.

Non-operating items from unconsolidated affiliates. Non-operating expense from unconsolidated affiliates increased $67 million compared to 2012, related primarily to a $70 million loss for our share of CityCenter’s loss on retirement of long-term debt in 2013, primarily consisting of premiums associated with the redemption of CityCenter’s first and second lien notes as well as the write-off of previously unamortized debt issuance costs. In December 2013, Silver Legacy entered into a new senior credit facility and redeemed its outstanding second lien notes. Silver Legacy recognized a gain of $24 million in connection with these transactions. We recognized $12 million, our share of the gain.

Other, net. In 2013, we recorded a loss on early retirement of debt of $4 million related to the re-pricing of the term loan B credit facility. In 2012, we recorded a loss on retirement of debt of $107 million related to the amendment and restatement of our credit facility in February and December, and a loss on retirement of debt related to the tender offers, redemption and discharge of our senior secured notes of $457 million.

We hold South Jersey Transportation Authority special revenue bonds, the original proceeds from which were used to provide funding for the Atlantic City/Brigantine Connector Project. The repayment of the remaining principal and interest for the bonds is supported by eligible investment alternative tax obligation payments made to the Casino Reinvestment Development Authority from future casino licensees on the Renaissance Pointe land owned by us. We have assumed no future cash flows will be received to support the carrying value of the bonds, and recorded an other-than-temporary impairment of $47 million as of December 31, 2012, because we believed the probability for casino development on Renaissance Pointe in the foreseeable future was remote due to the continued deterioration of the Atlantic City market and initial underperformance of a resort that opened in the market.

Income taxes. The following table summarizes information related to our income taxes:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Income (loss) before income taxes	$87,765	$(1,734,213)	$2,831,631
Benefit (provision) for income taxes	(31,263)	117,301	403,313
Effective income tax rate	35.6%	6.8%	(14.2)%
Federal, state and foreign income taxes paid, net of refunds	$835	$6,982	$(172,018)

In 2013, no income tax benefit was recorded for domestic book losses because we provided a valuation allowance against such losses. In addition, our foreign jurisdiction book income is taxed at essentially a zero percent tax rate due primarily to the exemption from Macau's 12% complementary tax on gaming profits. Consequently, absent non-recurring taxation events, our effective tax rate would have been approximately 5% in 2013. However, due primarily to tax expense resulting from re-measuring the Macau net deferred tax liability due to the extension of the amortization period of the MGM China gaming subconcession upon effectiveness of the Cotai land concession, offset in part by tax benefit resulting from audit settlements and expiration of statutes of limitation, the effective tax rate for 2013 approximated the 35% U.S. statutory rate. The income tax benefit on pre-tax loss in 2012 was substantially below the 35% statutory rate due primarily to the fact that we began recording a valuation allowance against our U.S. federal deferred tax assets during the year. We recorded an income tax benefit in 2011 even though we had pre-tax income for the year because we did not provide U.S. deferred taxes on the $3.5 billion gain recorded on the acquisition of the controlling financial interest in MGM China. Excluding the MGM China gain, we would have provided income tax benefit at an effective tax rate of 60.7% for 2011, higher than the federal statutory rate due primarily to an income tax benefit resulting from a decrease to the Macau net deferred tax liability recorded to reflect an assumed five-year extension of the exemption from complementary tax on gaming profits and a lower effective tax rate on MGM China earnings.

Cash taxes paid in 2013 and 2012 consisted primarily of foreign and state taxes. The net refund of cash taxes in 2011 was due primarily to the carryback to prior years of U.S. federal income tax net operating losses incurred in 2010 and 2009, respectively. All U.S. net operating loss carryback refund potential was realized as a result of these carrybacks and tax net operating losses may now only be carried forward.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Adjusted EBITDA	$2,098,812	$1,718,399	$1,556,569
Preopening and start-up expenses	(13,314)	(2,127)	316
Property transactions, net	(124,761)	(708,049)	(178,598)
Gain on MGM China transaction	-	-	3,496,005
Depreciation and amortization	(849,225)	(927,697)	(817,146)

Operating income	1,111,512	80,526	4,057,146

Non-operating expense:
Interest expense, net of amounts capitalized	(857,347)	(1,116,358)	(1,086,832)
Other, net	(166,400)	(698,381)	(138,683)

	(1,023,747)	(1,814,739)	(1,225,515)

Income (loss) before income taxes	87,765	(1,734,213)	2,831,631
Benefit (provision) for income taxes	(31,263)	117,301	403,313

Net income (loss)	56,502	(1,616,912)	3,234,944
Less: Net income attributable to noncontrolling interests	(213,108)	(150,779)	(120,307)

Net income (loss) attributable to MGM Resorts International	$(156,606)	$(1,767,691)	$3,114,637

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Year Ended December 31, 2013
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$261,321	$-	$470	$96,968	$358,759
MGM Grand Las Vegas	149,602	-	2,220	84,310	236,132
Mandalay Bay	78,096	1,903	2,823	84,332	167,154
The Mirage	63,090	-	4,722	49,612	117,424
Luxor	21,730	802	2,177	36,852	61,561
New York-New York	65,006	-	3,533	20,642	89,181
Excalibur	49,184	-	69	14,249	63,502
Monte Carlo	45,597	791	3,773	18,780	68,941
Circus Circus Las Vegas	(1,596)	-	1,078	17,127	16,609
MGM Grand Detroit	135,516	-	(2,402)	22,575	155,689
Beau Rivage	38,015	-	(260)	29,182	66,937
Gold Strike Tunica	22,767	-	1,330	13,390	37,487
Other resort operations	(21,951)	-	23,018	2,243	3,310

Wholly owned domestic resorts	906,377	3,496	42,551	490,262	1,442,686

MGM China	501,021	9,109	390	303,589	814,109
CityCenter (50%)	21,336	376	-	-	21,712
Other unconsolidated resorts	21,217	131	-	-	21,348
Management and other operations	13,749	189	4	11,835	25,777

	1,463,700	13,301	42,945	805,686	2,325,632

Stock compensation	(26,112)	-	-	-	(26,112)
Corporate	(326,076)	13	81,816	43,539	(200,708)

	$1,111,512	$13,314	$124,761	$849,225	$2,098,812

	Year Ended December 31, 2012
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA
	(In thousands)
Bellagio	$206,679	$-	$2,101	$94,074	$302,854
MGM Grand Las Vegas	94,529	-	6,271	79,926	180,726
Mandalay Bay	64,818	830	3,786	77,327	146,761
The Mirage	65,266	-	929	51,423	117,618
Luxor	20,777	-	4,794	37,689	63,260
New York-New York	68,591	-	581	21,333	90,505
Excalibur	43,978	-	5	17,805	61,788
Monte Carlo	38,418	-	1,328	18,935	58,681
Circus Circus Las Vegas	4,514	-	106	19,452	24,072
MGM Grand Detroit	130,564	641	922	33,543	165,670
Beau Rivage	40,713	-	(50)	30,698	71,361
Gold Strike Tunica	27,420	-	(53)	13,102	40,469
Other resort operations	(904)	-	(14)	2,373	1,455

Wholly owned domestic resorts	805,363	1,471	20,706	497,680	1,325,220

MGM China	302,092	-	2,307	374,946	679,345
CityCenter (50%)	(68,862)	656	-	-	(68,206)
Other unconsolidated resorts	21,824	-	-	-	21,824
Management and other operations	(4,258)	-	-	14,205	9,947

	1,056,159	2,127	23,013	886,831	1,968,130

Stock compensation	(33,974)	-	-	-	(33,974)
Corporate	(941,659)	-	685,036	40,866	(215,757)

	$80,526	$2,127	$708,049	$927,697	$1,718,399

	Year Ended December 31, 2011
	Operating Income (Loss)	Preopening and Start-up Expenses	Gain on MGM China Transaction & Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$203,026	$-	$2,772	$96,699	$302,497
MGM Grand Las Vegas	71,762	-	232	77,142	149,136
Mandalay Bay	84,105	-	531	84,488	169,124
The Mirage	41,338	-	1,559	59,546	102,443
Luxor	39,866	-	112	38,103	78,081
New York-New York	63,824	-	(76)	23,536	87,284
Excalibur	44,428	-	646	20,183	65,257
Monte Carlo	35,059	-	131	22,214	57,404
Circus Circus Las Vegas	4,040	-	(1)	18,905	22,944
MGM Grand Detroit	125,235	-	1,415	39,369	166,019
Beau Rivage	30,313	-	58	39,649	70,020
Gold Strike Tunica	15,991	-	36	13,639	29,666
Other resort operations	(86,012)	-	80,120	4,133	(1,759)

Wholly owned domestic resorts	672,975	-	87,535	537,606	1,298,116

MGM China (1)	137,440	-	1,120	221,126	359,686
MGM Macau (50%) (2)	115,219	-	-	-	115,219
CityCenter (50%)	(56,291)	-	-	-	(56,291)
Other unconsolidated resorts	32,166	-	-	-	32,166
Management and other operations	(13,813)	(316)	-	14,416	287

	887,696	(316)	88,655	773,148	1,749,183

Stock compensation	(36,528)	-	-	-	(36,528)
Corporate	3,205,978	-	(3,406,062)	43,998	(156,086)

	$4,057,146	$(316)	$(3,317,407)	$817,146	$1,556,569

(1)	For the twelve months ended December 31, 2011, represents the Adjusted EBITDA of MGM China from June 3, 2011 (the first day of our majority ownership of MGM China) through December 31, 2011.
(2)	Represents our share of operating income, adjusted for the effect of certain basis differences for the approximately five months ended June 2, 2011.

Liquidity and Capital Resources

Cash Flows – Summary

We require a certain amount of cash on hand to operate our resorts. Beyond our cash on hand, we utilize company-wide cash management procedures to minimize the amount of cash held on hand or in banks. Funds are swept from accounts at our resorts daily into central bank accounts, and excess funds are invested overnight or are used to repay borrowings under our bank credit facilities. At December 31, 2013 and 2012, we held cash and cash equivalents of $1.8 billion and $1.5 billion, respectively. Cash and cash equivalents related to MGM China at both December 31, 2013 and 2012 was $1.0 billion.

Our cash flows consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)

Net cash provided by operating activities	$1,310,448	$909,351	$675,126

Investing cash flows:
Capital expenditures, net of construction payable	(562,124)	(422,763)	(301,244)
Dispositions of property and equipment	18,030	426	348
Acquisition of MGM China, net of cash paid	-	-	407,046
Investments in and advances to unconsolidated affiliates	(28,953)	(54,300)	(128,848)
Distributions from unconsolidated affiliates in excess of earnings	110	1,723	2,212
Investments in treasury securities- maturities longer than 90 days	(219,546)	(285,469)	(330,313)
Proceeds from treasury securities- maturities longer than 90 days	252,592	315,438	330,130
Other	(20,246)	(1,472)	(643)

Net cash used in investing activities	(560,137)	(446,417)	(21,312)

Financing cash flows:
Net borrowings (repayments) under bank credit facilities	(28,000)	(504,866)	900,848
Issuance of senior notes	500,000	4,100,000	311,415
Retirement of senior notes, including premiums paid	(612,262)	(4,009,117)	(493,816)
Distributions to noncontrolling interest owners	(318,348)	(206,806)	(3,768)
Other	(31,098)	(166,170)	(2,757)

Net cash provided by (used in) financing activities	(489,708)	(786,959)	711,922

Effect of exchange rate on cash	(443)	1,621	1,213

Net increase (decrease) in cash and cash equivalents	$260,160	$(322,404)	$1,366,949

Cash Flows – Operating Activities

Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant tax payments or refunds, and distributions from unconsolidated affiliates. Cash provided by operating activities increased due to increased operating cash flow at MGM China - $932 million in 2013 compared to $751 million in the prior year - positively affected by changes in working capital primarily related to short term gaming liabilities. In 2013, operating cash flow also benefited from a decrease in interest payments. In 2012, increased cash flows at our resorts were offset by lower tax refunds received compared to the prior year period. We paid net taxes of $1 million and $7 million in 2013 and 2012, respectively, and received net tax refunds of approximately $172 million in 2011.

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

•

In 2013, we had capital expenditures of $562 million, which included $239 million at MGM China, excluding development fees eliminated in consolidation. Capital expenditures at MGM China primarily related to the construction of MGM Cotai, including a $47 million construction deposit. We spent approximately $324 million in 2013 related to capital expenditures at corporate and our wholly owned domestic resorts, which included expenditures for a remodel of the front façades of New York-New York and Monte Carlo, room remodels, theater renovations, information technology and slot machine purchases.

•

In 2012, we had capital expenditures of $423 million, which included $74 million at MGM China, excluding development fees eliminated in consolidation. At our wholly owned domestic resorts, capital expenditures included $95 million of expenditures related to the room remodel at MGM Grand Las Vegas, $35 million related to the room remodel for the Spa Tower at Bellagio, $43 million of aircraft acquisition costs and capital expenditures at various resorts including restaurant remodels, entertainment venue remodels and theater renovations. Most of the costs capitalized related to furniture and fixtures, materials and external labor costs. Capital expenditures at MGM China related to the second floor gaming area expansion, other property enhancements and Cotai development activities.

•

In 2011, we had capital expenditures of $301 million, which included $27 million at MGM China. Capital expenditures related mainly to room remodels at Bellagio and MGM Grand Las Vegas, restaurant remodels, theater renovations, slot machine purchases and a remodel of the high limit slots area at Bellagio.

We have made investments in CityCenter in each of the past three years. In 2013, 2012 and 2011, we made contributions of $24 million, $47 million and $92 million, respectively, related to the completion guarantee. In 2011, we made an additional equity contribution of $37 million.

In June 2011, we paid $75 million to acquire an additional 1% interest in MGM China and acquired cash of $482 million.

Investing activities includes activity related to investments of cash held by our trust holding our 50% ownership interest in Borgata.

Cash Flows – Financing Activities

In 2013, we repaid net debt of $140 million including $28 million under our senior credit facility. We issued $500 million in 5.25% senior notes and repaid the following senior notes:

•	$462 million outstanding principal amount of our 6.75% senior notes; and
•	$150 million outstanding principal amount of our 7.625% senior subordinated debentures at maturity.

We incurred $24 million of debt issuance costs related to the re-pricing of the term loan B facility in May 2013 and the December 2013 issuance of the $500 million of 5.25% senior notes.

MGM China paid a $113 million interim dividend in September 2013, of which $58 million remained within the consolidated entity and $55 million was distributed to noncontrolling interests. Additionally, MGM China paid a $500 million special dividend in March 2013, of which $255 million remained within the consolidated entity and $245 million was distributed to noncontrolling interests. MGM China paid a $400 million special dividend in March 2012, of which $204 million remained within the consolidated entity and $196 million was distributed to noncontrolling interests.

In 2012, we borrowed net debt of $364 million, excluding the $778 million repaid in January 2012 under our senior credit facility. MGM China had no additional significant borrowings or reductions of debt on a net basis during 2012.

In 2012, we repaid the $535 million outstanding principal amount of our 6.75% senior notes at maturity and issued the following senior notes:

•	$850 million of 8.625% senior notes due 2019 for net proceeds of $836 million;
•	$1.0 billion of 7.75% senior notes due 2022 for net proceeds of $986 million;
•	$1.0 billion of 6.75% senior notes due 2020 for net proceeds of $986 million; and
•	$1.25 billion of 6.625% senior notes due 2021 for net proceeds of $1.23 billion.

In addition, using the net proceeds from the $1.25 billion of 6.625% senior notes due 2021 and our amended and restated senior secured credit facility, together with cash on hand, we made an offer to repurchase and funded the satisfaction and discharge of all of the following senior secured notes at a premium for a total of approximately $3.5 billion:

•	$750 million outstanding principal amount of our 13.0% senior secured notes due 2013;
•	$650 million outstanding principal amount of our 10.375% senior secured notes due 2014;
•	$850 million outstanding principal amount of our 11.125% senior secured notes due 2017; and
•	$845 million outstanding principal amount of our 9% senior secured notes due 2020.

In 2011, excluding the $778 million we repaid in early January 2012 on our senior secured credit facility, we repaid $60 million of net debt including $91 million repaid by MGM China under its senior credit facility for the period from June 3, 2011 through December 31, 2011. We issued $300 million of 4.25% convertible senior notes due 2015 for net proceeds of $311 million, which were used to pay down borrowings under our senior credit facility. In addition, we repaid the following senior notes:

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

Other Factors Affecting Liquidity

Anticipated uses of cash. As of December 31, 2013 we had $537 million of principal amount of long-term debt maturing, and an estimated $823 million of cash interest payments based on current outstanding debt and applicable interest rates, within the next twelve months.

In addition, we expect to make the following capital investments during 2014:

•	$350 million in capital expenditures at our wholly owned domestic resorts and corporate entities;
•	$75 million for our arena joint venture, subject to the joint venture obtaining permanent financing;
•	$170 million on capital expenditures including land costs related to the MGM National Harbor project; and
•	If we are awarded the license in Massachusetts, $225 million including an initial license fee, construction costs (including an initial deposit), and land acquisition costs.

During 2014, MGM China expects to spend approximately $70 million in capital improvements at MGM Macau and $500 million on the MGM Cotai project, excluding capitalized interest and land.

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

Cotai land concession. In October 2012, MGM Grand Paradise formally accepted the terms and conditions of a land concession contract from the government for its planned development in Cotai. The land concession contract became effective on January 9, 2013 when the Macau government published it in the Official Gazette of Macau, and has an initial term of 25 years. The land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual payments. As of December 31, 2013, MGM China had paid $71 million of the contract premium recorded within “Other long-term assets, net.” In January 2014, MGM China paid the second semi-annual payment of $15 million under the land concession contract. Including interest on the six remaining semi-annual payments, MGM China has $88 million remaining payable for the land concession contract. In addition, MGM Grand Paradise is required to pay the Macau government $269,000 per year in rent during the course of development of the land and $681,000 per year in rent once the development is completed. The annual rent is subject to review by the Macau government every five years. MGM China has made significant progress in getting its construction team in place as well as finalizing its designs. Under the terms of the land concession contract, MGM Grand Paradise is required to complete the development of the land within 60 months from the date of publication.

MGM China dividend policy. In February 2013, MGM China adopted a distribution policy pursuant to which it may make semi-annual distributions in an aggregate amount per year not to exceed 35% of its anticipated consolidated annual profits. In accordance with the policy, MGM China may also declare special distributions from time to time. The determination to make distributions will be made at the discretion of the MGM China Board of Directors and will be based upon MGM China’s operations and earnings, development pipeline, cash flows, financial condition, capital and other reserve requirements and surplus, general financial conditions, contractual restrictions, including restrictions on its ability to pay dividends or distributions in the MGM China credit facility, and any other conditions or factors which the Board of Directors deems relevant. As a result, there can be no assurance that distributions will be declared in the future or the amount or timing of such distributions, if any.

On February 19, 2014, as part of its regular dividend policy, MGM China’s Board of Directors announced it will recommend a final dividend for 2013 of $128 million to MGM China shareholders subject to approval at the 2014 annual shareholders meeting. In addition, MGM China’s Board of Directors announced a special dividend of $500 million, which will be paid to shareholders of record as of March 10, 2014 and distributed on or about March 17, 2014. We will receive $255 million, representing our 51% share of the special dividend.

CityCenter completion guarantee. In October 2013, we entered into a third amended and restated completion and cost overrun guarantee, which is collateralized by substantially all of the assets of Circus Circus Las Vegas, as well as certain undeveloped land adjacent to that property. The terms of the amended and restated completion guarantee provide CityCenter the ability to utilize up to $72 million of net residential proceeds to fund construction costs, or to reimburse us for construction costs previously expended. As of December 31, 2013, CityCenter is holding approximately $72 million in a separate bank account representing the remaining condo proceeds available to fund completion guarantee obligations or be reimbursed to us. In accordance with the amended and restated completion guarantee, such amounts can only be used to fund construction lien obligations or reimbursed to us once the Perini litigation is settled.

As of December 31, 2013, we had funded $716 million under the completion guarantee and have accrued a liability of $97 million which includes estimated litigation costs related to the resolution of disputes with contractors concerning the final construction costs and estimated amounts to be paid to contractors through the legal process related to the Perini litigation. We do not believe it is reasonably possible we could be liable for amounts in excess of what we have accrued. Our estimated obligation has been offset by $72 million of condominium proceeds received by CityCenter, which are available to fund construction lien claims upon the resolution of the Perini litigation. Also, our accrual reflects certain estimated offsets to the amounts claimed by the contractors. Moreover, we have not accrued for any contingent payments to CityCenter related to the Harmon component, which will not be completed using the building as it now stands. See Note 11 in the accompanying financial statements for discussion of the status of the Harmon.

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

Principal Debt Arrangements

Our long-term debt consists of publicly held senior, senior subordinated and convertible senior notes and our senior secured credit facility. At December 31, 2013, excluding MGM China we had $12.9 billion principal amount of indebtedness, including $2.8 billion of borrowings outstanding under our $4.0 billion senior credit facility. We pay fixed rates of interest ranging from 4.25% to 11.375% on our senior, convertible senior and subordinated notes. In December 2012, we amended and restated our senior secured credit facility, concurrently with the tender offers for all of our senior secured notes and the issuance of $1.25 billion of 6.625% senior notes due 2021. The amended and restated senior secured credit facility consists of $1.2 billion of revolving loans, a $1.04 billion term loan A facility and a $1.73 billion term loan B facility. The revolving and term loan A facilities bear interest at LIBOR plus an applicable rate determined by our credit rating (2.75% as of December 31, 2013). The term loan B facility bears interest at LIBOR plus 2.50% with a LIBOR floor of 1.00% (3.5% as of December 31, 2013). The revolving and term loan A facilities mature in December 2017. The term loan B facility matures in December 2019. The term loan A and term loan B facilities are subject to scheduled amortization payments beginning on the last day of each calendar quarter from and after March 31, 2013 in an amount equal to 0.25% of the original principal balance. We had approximately $1.2 billion of available borrowing capacity under our senior credit facility at December 31, 2013.

The land and substantially all of the assets of MGM Grand Las Vegas, Bellagio and The Mirage secure up to $3.35 billion of obligations outstanding under the senior secured credit facility. In addition, the land and substantially all of the assets of New York-New York and Gold Strike Tunica secure the entire amount of the senior secured credit facility, and the land and substantially all of the assets of MGM Grand Detroit secure its obligations as a co-borrower under the senior secured credit facility, initially equal to $450 million. In addition, the senior secured credit facility is secured by a pledge of the equity or limited liability company interests of the subsidiaries that own the pledged properties.

The senior secured credit facility contains customary representations and warranties and customary affirmative and negative covenants. In addition, the senior secured credit facility requires us and our restricted subsidiaries to maintain a minimum trailing four-quarter EBITDA and limits our ability to make capital expenditures and investments. As of December 31, 2013, we and our restricted subsidiaries are required to maintain a minimum EBITDA (as defined) of $1.05 billion. The minimum EBITDA increases to $1.10 billion for March 31, 2014 and June 30, 2014 and to $1.20 billion for September 30, 2014 and December 31, 2014, with periodic increases thereafter. EBITDA for the trailing twelve months ended December 31, 2013 calculated in accordance with the terms of the senior secured credit facility was $1.31 billion. In accordance with our senior credit facility covenants, we and our restricted subsidiaries are limited to annual capital expenditures (as defined in the agreement governing our senior secured credit facility) of $500 million in each year beginning with 2013 with unused amounts in any fiscal year rolling over to the next fiscal year, but not any fiscal year thereafter. We were within the limit of $500 million of capital expenditures for the calendar year 2013. In addition, our senior secured credit facility limits our ability to make investments subject to certain thresholds and other important exceptions. We believe we have sufficient capacity under these thresholds to fund our planned development activity.

The senior secured credit facility provides for customary events of default, including, without limitation, (i) payment defaults, (ii) covenant defaults, (iii) cross-defaults to certain other indebtedness in excess of specified amounts, (iv) certain events of bankruptcy and insolvency, (v) judgment defaults in excess of specified amounts, (vi) the failure of any loan document by a significant party to be in full force and effect and such circumstance, in the reasonable judgment of the required lenders, is materially adverse to the lenders, or (vii) the security documents cease to create a valid and perfected first priority lien on any material portion of the collateral. In addition, the senior secured credit facility provides that a cessation of business due to revocation, suspension or loss of any gaming license affecting a specified amount of its revenues or assets, will constitute an event of default.

All of our principal debt arrangements are guaranteed by each of our material domestic subsidiaries, other than MGM Grand Detroit, LLC (which is a co-borrower under our senior credit facility), our insurance subsidiaries, and certain other designated subsidiaries, including MGM National Harbor. Our international subsidiaries, including MGM China and its subsidiaries, are not guarantors of such indebtedness. We and our subsidiaries may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities, in privately negotiated or open market transactions, by tender offer or otherwise pursuant to authorization of our Board of Directors.

At December 31, 2013, the MGM China credit facility consisted of approximately $550 million of term loans and a $1.45 billion revolving credit facility due October 2017. The outstanding balance at December 31, 2013 of $553 million was comprised solely of term loans. The interest rate on the facility fluctuates annually based on HIBOR plus a margin, which ranges between 1.75% and 2.5%, based on MGM China’s leverage ratio. MGM China is a joint and several co-borrower with MGM Grand Paradise. The material subsidiaries of MGM China guarantee the facilities, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest, still subject to approval, on substantially all of their assets to secure the amended facilities. The credit facility will be used for general corporate purposes and for the development of the Cotai project.

The MGM China credit facility agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of MGM China and its subsidiaries to make investments, pay dividends and sell assets, and to incur additional debt and additional liens. MGM China is also required to maintain compliance with a maximum consolidated total leverage ratio of 4.50 to 1.00 prior to the first anniversary of the MGM Cotai opening date and 4.00 to 1.00 thereafter and a minimum interest coverage ratio of 2.50 to 1.00. MGM China was in compliance with its credit facility covenants at December 31, 2013.

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

Commitments and Contractual Obligations

The following table summarizes our scheduled contractual obligations as of December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter

	(In millions)
Long-term debt	$537	$2,353	$1,642	$2,183	$493	$6,250
Estimated interest payments on long-term debt (1)	823	780	674	570	450	866
Capital leases	1	1	-	-	-	-
Operating leases	43	42	41	16	18	1,095
Tax liabilities (2)	31	-	-	-	-	-
Long-term liabilities	8	3	3	3	2	28
CityCenter funding commitments (3)	97	-	-	-	-	-
Other obligations (4)	767	893	38	9	4	2

	$2,307	$4,072	$2,398	$2,781	$967	$8,241

(1)

Estimated interest payments are based on principal amounts and expected maturities of debt outstanding at December 31, 2013 and management’s forecasted LIBOR rates for our senior credit facility and HIBOR rates for the MGM Grand Paradise credit facility.

(2)

Approximately $75 million of liabilities related to uncertain tax positions and other tax liabilities are excluded from the table as we cannot reasonably estimate when examination and other activity related to these amounts will conclude or when these amounts will be paid.

(3)

Under our completion guarantee for CityCenter, we are committed to fund amounts in excess of currently funded project costs. Based on current forecasted expenditures, we estimate that we will be required to fund approximately $97 million for such guarantee.

(4)

The amount for 2014 includes approximately $500 million of a total of $1.3 billion of construction commitments related to MGM Cotai, $115 million related to employment agreements, $102 million for entertainment agreements, and $38 million of open purchase orders. Other commitments include various contracted amounts, including information technology, advertising, maintenance and other service agreements. Our largest entertainment commitments consist of minimum contractual payments to Cirque du Soleil, which performs shows at several of our resorts. Our contractual commitments for these shows generally do not exceed 12 months and are based on our ability to exercise certain termination rights; however, we expect these shows to continue for longer periods.

While we have significant indebtedness, we believe we have the ability to meet known obligations, including principal and interest obligations as well as planned capital expenditures, over the next few years with cash flows from operations and availability under our senior credit facility. We have $537 million of maturities of long-term debt in 2014 and the price per share of our common stock as of December 31, 2013 was above the conversion price of our $1.45 billion 4.25% convertible senior notes due 2015. See “Liquidity and Capital Resources – Other Factors Affecting Liquidity” for further discussion of anticipated uses of cash.

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

Business Combinations

We accounted for our acquisition of MGM China in June 2011 as a business combination and have historically had significant acquisitions accounted for as business combinations. In a business combination, we determine the fair value of acquired assets, including identifiable intangible assets, assumed liabilities, and noncontrolling interests. The fair value of the acquired business is allocated to the acquired assets, assumed liabilities, and noncontrolling interests based on their fair value, with any remaining fair value allocated to goodwill. This allocation process requires use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. Identifiable finite-life intangible assets, such as certain license rights and customer lists, are amortized over the intangible asset’s estimated useful life. The method of amortization reflects the pattern in which the economic benefits of the intangible asset are consumed if determinable, normally estimated based on estimated future cash flows of the intangible asset. Goodwill, as well as other intangible assets determined to have indefinite lives, are not amortized, but are reviewed for impairment as discussed further below.

Allowance for Doubtful Casino Accounts Receivable

Marker play represents a significant portion of the table games volume at certain of our Las Vegas resorts. In addition, MGM China extends credit to certain in-house VIP gaming customers and gaming promoters. Our other facilities do not emphasize marker play to the same extent, although we offer markers to customers at those casinos as well. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States and Macau. At December 31, 2013 and 2012, approximately 31% and 27%, respectively, of our casino accounts receivable was owed by customers from the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. At December 31, 2013 and 2012, approximately 57% and 63%, respectively, of our casino accounts receivable was owed by customers from the Far East. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers who are not residents of the United States.

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

The following table shows key statistics related to our casino receivables:

	At December 31,
	2013	2012
	(In thousands)
Casino receivables	$309,620	$294,312
Allowance for doubtful casino accounts receivable	73,081	90,452
Allowance as a percentage of casino accounts receivable	24%	31%
Percentage of casino accounts outstanding over 180 days	16%	23%

Approximately $78 million of casino receivables and $4 million of the allowance for doubtful casino accounts receivable relate to MGM China at December 31, 2013. The allowance for doubtful accounts as a percentage of casino accounts receivable has decreased in the current year due primarily to strong collections which resulted in a decrease in the aging of accounts. At December 31, 2013, a 100 basis-point change in the allowance for doubtful accounts as a percentage of casino accounts receivable would change income before income taxes by $3 million.

Fixed Asset Capitalization and Depreciation Policies

Property and equipment are stated at cost. For the majority of our property and equipment, cost was determined at the acquisition date based on estimated fair values in connection with the June 2011 MGM China acquisition, the April 2005 Mandalay acquisition and the May 2000 Mirage Resorts acquisition. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. When we construct assets, we capitalize direct costs of the project, including fees paid to architects and contractors, property taxes, and certain costs of our design and construction subsidiaries. In addition, interest cost associated with major development and construction projects is capitalized as part of the cost of the project. Interest is typically capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings, since we typically do not borrow funds directly related to a development project. Capitalization of interest starts when construction activities begin and ceases when construction is substantially complete or development activity is suspended for more than a brief period.

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

We review indefinite-lived intangible assets and goodwill at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year. Indefinite-lived intangible assets consist primarily of license rights, which are tested for impairment using a discounted cash flow approach, and trademarks, which are tested for impairment using the relief-from-royalty method. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on our budgeted future results discounted using a weighted average cost of capital, developed using a standard capital asset pricing model based on guideline companies in our industry, and market indicators of terminal year capitalization rates as well as a market approach that utilizes business enterprise value multiples based on a range of multiples in our peer group. With the exception of the impairment of goodwill attributed to Railroad Pass in 2011, none of the reporting units incurred any goodwill impairment charges in 2013, 2012 or 2011. As of the date we completed our 2013 goodwill impairment analysis, the estimated fair values of our reporting units with associated goodwill were substantially in excess of their carrying values. As discussed below, management makes significant judgments and estimates as part of these analyses. If future operating results of our reporting units do not meet current expectations it could cause carrying values of our reporting units to exceed their fair values in future periods, potentially resulting in a goodwill impairment charge.

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

See “Operating results – Details of Certain Charges” for further discussion of write downs and impairments of long-lived assets.

Impairment of Investments in Unconsolidated Affiliates

We evaluate our investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an other-than-temporary decline in value. If such conditions exist, we compare the estimated fair value of the investment to its carrying value to determine whether an impairment is indicated and determine whether the impairment is other-than-temporary based on our assessment of relevant factors, including consideration of our intent and ability to retain our investment. We estimate fair value using a discounted cash flow analysis based on estimates of future cash flows and market indicators of discount rates and terminal year capitalization rates and a market approach that utilizes business enterprise value multiples based on a range of multiples in our peer group. See “Operating results – Details of Certain Charges” for discussion of other-than-temporary impairment charges.

Income Taxes

We recognize deferred tax assets, net of applicable reserves, related to net operating loss and tax credit carryforwards and certain temporary differences with a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. Given the negative impact of the U.S. economy on the results of operations in the past several years, we no longer rely on future domestic operating income in assessing the realizability of our domestic deferred tax assets and now rely only on the future reversal of existing domestic taxable temporary differences. As of December 31, 2013, the scheduled future reversal of existing U.S. federal deductible temporary differences exceeds the scheduled future reversal of existing U.S. federal taxable temporary differences and we provide a valuation allowance for this excess. At December 31, 2013, such valuation allowance was $1.65 billion. In addition, there is a $16 million valuation allowance, after federal effect, provided on certain state deferred tax assets and a valuation allowance of $56 million on certain Macau deferred tax assets because we believe these assets do not meet the “more likely than not” criteria for recognition.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. Positions taken in tax returns are sometimes subject to uncertainty in the tax laws and may not ultimately be accepted by the IRS or other tax authorities.

We assess our tax positions using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities we record as a result of this analysis are recorded separately from any current or deferred income tax accounts, and are classified as current in “Other accrued liabilities” or long-term in “Other long-term liabilities” based on the time until expected payment. Additionally, we recognize accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

We file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the taxes paid in foreign jurisdictions are not material.

As of December 31, 2013, we are no longer subject to examination of our U.S. consolidated federal income tax returns filed for years ended prior to 2005. The IRS completed its examination of our consolidated federal income tax returns for the 2003 and 2004 tax years during 2010 and we paid $12 million in tax and $4 million in associated interest with respect to adjustments to which we agreed, and protested with IRS Appeals issues to which we did not agree. We favorably settled during the first quarter of 2013 all issues on appeal with IRS Appeals resulting in a refund of $2 million, including interest. During the fourth quarter of 2010, the IRS opened an examination of our consolidated federal income tax returns for the 2005 through 2009 tax years. The IRS completed its examination during 2013 and we have tentatively agreed to all proposed adjustments. This agreement is subject to final approval from the Joint Committee on Taxation and the examination will not be considered settled until such approval is received, which we anticipate will occur in the next twelve months. We deposited $30 million with the IRS to cover the expected cash taxes and interest resulting from the tentatively agreed adjustments for this examination and the examinations discussed below.

During the first quarter of 2011, the IRS opened examinations of the 2007 through 2008 tax years of CityCenter Holdings, LLC, an unconsolidated affiliate treated as a partnership for income tax purposes and the 2008 through 2009 tax years of MGM Grand Detroit, LLC, a subsidiary treated as a partnership for income tax purposes. The IRS completed these examinations in 2013 and we agreed to all proposed adjustments. The impact of these adjustments is included in the $30 million deposit described above.

During the fourth quarter of 2010, we and our joint venture partner reached tentative settlement with IRS Appeals with respect to the audit of the 2003 and 2004 tax years of a cost method investee of ours that is treated as a partnership for income tax purposes. The adjustments to which we agreed in such tentative settlement were included in the final settlement we reached with IRS Appeals with respect to the 2003 and 2004 examination of our consolidated federal income tax return. The IRS completed during 2013 its examination of the 2005 through 2009 tax years of this investee and we agreed to all proposed adjustments. The impact of these adjustments is included in the $30 million deposit described above.

As of December 31, 2013, other than adjustments resulting from the federal income tax audits discussed above and the exceptions noted below, we were no longer subject to examination of our various state and local tax returns filed for years ended prior to 2009. The state of Michigan initiated during the second quarter of 2013 a review of the Michigan Business Tax returns of MGM Grand Detroit, LLC for the 2009 through 2011 tax years to determine whether to open an examination of one or more of these years but has not yet indicated whether such an examination will take place. During 2010, the state of Illinois initiated an audit of our Illinois combined returns for the 2006 and 2007 tax years. Such audit closed in 2012 resulting in an immaterial refund of taxes from such years. During 2010, the state of New Jersey began audit procedures of a cost method investee of ours for the 2003 through 2006 tax years. No other state or local income tax returns are currently under exam.

Stock-based Compensation

We account for stock options and stock appreciation rights (“SARs”) measuring fair value using the Black-Scholes model. For restricted share units (“RSUs”), compensation expense is calculated based on the fair market value of our stock on the date of grant. We account for performance stock units (“PSUs”) measuring fair value using the Monte Carlo valuation model. There are several management assumptions required to determine the inputs into the Black-Scholes model and Monte Carlo valuation model. Our volatility and expected term assumptions used in the Black-Scholes model can significantly affect the fair value of stock options and SARs. The Monte Carlo valuation model also utilizes multiple assumptions, including volatility, to determine the fair value of the award. Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and consequently, the related amount recognized in the consolidated financial statements. The extent of the impact will depend, in part, on the extent of awards in any given year.

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

As of December 31, 2013, long-term variable rate borrowings represented approximately 25% of our total borrowings. Assuming a 100 basis-point increase in LIBOR (in the case of term loan B, over the 1% floor specified in our senior credit facility), our annual interest cost would change by approximately $28 million based on gross amounts outstanding at December 31, 2013. Assuming a 100 basis-point increase in HIBOR for the MGM Grand Paradise credit facility, our annual interest cost would change by approximately $6 million based on amounts outstanding at December 31, 2013. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

								Fair Value December 31, 2013
	Debt maturing in,
	2014	2015	2016	2017	2018	Thereafter	Total
	(In millions)
Fixed rate	$509	$2,325	$1,476	$743	$475	$4,605	$10,133	$11,585
Average interest rate	5.9%	5.1%	8.2%	7.6%	11.4%	7.1%	7.0%
Variable rate	$28	$28	$166	$1,440	$18	$1,645	$3,325	$3,326
Average interest rate	3.3%	3.3%	2.2%	2.6%	3.5%	3.5%	3.1%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incorporate by reference the information appearing under “Market Risk” in Item 7 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Notes to Consolidated Financial Statements, including the Independent Registered Public Accounting Firm’s Report thereon, referred to in Item 15(a)(1) of this Form 10-K, are included at pages 85 to 137 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures are effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a- 15(b) and 15d-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

We incorporate by reference the information appearing under “Executive Officers of the Registrant” in Item 1 of this Form 10-K and under “Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, which we expect to file with the SEC on or before April 30, 2014 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate by reference the information appearing under “Executive and Director Compensation and Other Information” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under “Principal Stockholders” and “Election of Directors” in the Proxy Statement.

Equity Compensation Plan Information

The following table includes information about our equity compensation plans at December 31, 2013:

	Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Securities available for future issuance under equity compensation plans
	(In thousands, except per share data)
Equity compensation plans approved by security holders (1)	18,530	$15.22	14,815
Equity compensation plans not approved by security holders	-	-	-

(1)

As of December 31, 2013 we had 1.4 million restricted stock units and 1.1 million performance share units outstanding that do not have an exercise price; therefore, the weighted average per share exercise price only relates to outstanding stock options and stock appreciation rights. The amount included in the securities outstanding above for performance share units assumes that each target price is achieved.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information appearing under “Transactions with Related Persons” and “Corporate Governance” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference the information appearing under “Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1).	Financial Statements.

  Included in Part II of this Report:

Audited consolidated financial statements for CityCenter Holdings, LLC as of and for the three years in the period ended December 31, 2013 are presented in Exhibit 99.3 and are incorporated herein by reference.

(a)(2).	Financial Statement Schedule.

Years Ended December 31, 2013, 2012 and 2011
Schedule II — Valuation and Qualifying Accounts	141

We have omitted schedules other than the one listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(a)(3).	Exhibits.

Exhibit Number	Description

3(1)	Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

3(2)	Amended and Restated Bylaws of the Company, effective August 20, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 23, 2013).

4.1(1)

Indenture, dated February 1, 1996, by and between Mandalay and First Interstate Bank of Nevada, N.A., as Trustee (the “Mandalay February 1996 Indenture”) (incorporated by reference to Exhibit 4(b) to Mandalay’s Current Report on Form 8-K filed on February 13, 1996).

4.1(2)

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

Exhibit Number	Description

4.1(3)	6.70% Senior Notes due February 15, 2096 in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4(d) to the Mandalay October 1996 10-Q).

4.1(4)

Indenture, dated November 15, 1996, by and between Mandalay and Wells Fargo Bank (Colorado), N.A., as Trustee (the “Mandalay November 1996 Indenture”) (incorporated by reference to Exhibit 4(e) to the Mandalay October 1996 10-Q).

4.1(5)

Supplemental Indenture, dated as of November 15, 1996, to the Mandalay November 1996 Indenture, with respect to $150 million aggregate principal amount of 7.0% Senior Notes due 2036 (incorporated by reference to Exhibit 4(f) to the Mandalay October 1996 10-Q).

4.1(6)	7.0% Senior Notes due February 15, 2036, in the principal amount of $150,000,000 (incorporated by reference to Exhibit 4(g) to the Mandalay October 1996 10-Q).

4.1(7)

First Supplemental Indenture dated as of July 26, 2004, relating to Mandalay’s Floating Rate Senior Convertible Debentures due 2033 (incorporated by reference to Exhibit 4 to Mandalay’s Current Report on Form 8-K filed on July 26, 2004).

4.1(8)

Indenture dated as of February 27, 2004, among the Company, as issuer, the Subsidiary Guarantors, as guarantors, and U.S. Bank National Association, as trustee, with respect to $525 million 5.875% Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 27, 2004).

4.1(9)

Indenture dated as of March 23, 2004, among the Company, as issuer, the Subsidiary Guarantors, as guarantors, and U.S. Bank National Association, as trustee, with respect to the $300 million 5.875% Notes due 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

4.1(10)

Indenture, dated June 20, 2005, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $500 million aggregate principal amount of 6.625% Senior Notes due 2015 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 22, 2005).

4.1(11)

Supplemental Indenture, dated September 9, 2005, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $375 million aggregate principal amount of 6.625% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 13, 2005).

4.1(12)

Indenture, dated April 5, 2006, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $500 million aggregate principal amount of 6.75% Senior Notes due 2013 and $250 million original principal amount of 6.875% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 7, 2006).

Exhibit Number	Description

4.1(13)

Indenture dated as of December 21, 2006, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 21, 2006 (the “December 2006 8-K”)).

4.1(14)

First Supplemental Indenture dated as of December 21, 2006, by and among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 7.625% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the December 2006 8-K).

4.1(15)

Second Supplemental Indenture dated as of May 17, 2007 among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $750 million aggregate principal amount of 7.5% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 17, 2007).

4.1(16)

Indenture, dated as of September 22, 2009, among the Company, certain subsidiaries of the Company, and U.S. Bank National Association, with respect to $475 million aggregate principal amount of 11.375% Senior Notes due 2018 (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed on September 25, 2009).

4.1(17)

Indenture dated as of April 10, 2010, among the Company, as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association as Trustee with respect to $1.15 billion aggregate principal amount of 4.25% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2010 (the “April 22, 2010 8-K”)).

4.1(18)

Indenture dated as of October 28, 2010, among the Company, as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association as Trustee with respect to $500 million aggregate principal amount of 10% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 29, 2010).

4.1(19)

Indenture, dated as of June 17, 2011, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee with respect to $300 million aggregate principal amount of 4.25% Convertible Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 20, 2011).

4.1(20)

Indenture, dated as of January 17, 2012, among MGM Resorts International, the guarantors named therein and U.S. Bank National Association, as Trustee with respect to $850 million aggregate principal amount of 8.625% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 17, 2012).

4.1(21)

Indenture, dated March 22, 2012, between MGM Resorts International and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 22, 2012).

Exhibit Number	Description

4.1(22)

First Supplemental Indenture, dated March 22, 2012, among MGM Resorts International, the guarantors named therein and U.S. Bank National Association, as trustee with respect to $1.0 billion aggregate principal amount of 7.75% senior notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 22, 2012).

4.1(23)

Indenture, dated as of September 19, 2012, among MGM Resorts International, the guarantors named therein and U.S. Bank National Association, as trustee with respect to $1.0 billion aggregate principal amount of 6.750% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 19, 2012).

4.1(24)

Second Supplemental Indenture, dated December 20, 2012, among MGM Resorts International, the guarantors named therein and U.S. Bank National Association, as trustee to the Indenture, dated as of March 22, 2012, among MGM Resorts International and U.S. Bank National Association, as trustee, relating to the 6.625% senior notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 20, 2012).

4.1(25)

Third Supplemental Indenture, dated December 19, 2013, among MGM Resorts International, the guarantors named therein and U.S. Bank National Association, as trustee to the Indenture, dated as of March 22, 2012, among MGM Resorts International and U.S. Bank National Association, as trustee, relating to the 5.250% senior notes due 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 19, 2013).

4.2(1)

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

4.2(2)

Guarantee (Mandalay Resort Group 7.0% Senior Notes due 2036), dated as of April 25, 2005, by the Company and certain subsidiaries of the Company, in favor of The Bank of New York, as trustee for the benefit of the holders of the Notes pursuant to the Indenture referred to therein (incorporated by reference to Exhibit 10.22 to the September 2005 10-Q).

10.1(1)

Amended and Restated Credit Agreement, dated as of December 20, 2012, among MGM Resorts International, MGM Grand Detroit, LLC, a Delaware limited liability company, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2012).

10.1(2)

First Amendment to Credit Agreement, dated as of February 14, 2013, by and among the Company, MGM Grand Detroit, LLC and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2013).

Exhibit Number	Description

10.1(3)

Second Amendment to Credit Agreement, dated May 14, 2013, among the Company, MGM Grand Detroit, LLC, the guarantors named therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2013).

10.1(4)

Security Agreement, dated as of December 20, 2012, among MGM Grand Detroit, LLC, MGM Grand Hotel, LLC, New York-New York Hotel & Casino, LLC, Bellagio, LLC, The Mirage Casino-Hotel, MGM Resorts Mississippi, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2012).

10.1(5)

Pledge Agreement, dated as of December 20, 2012, among MGM Resorts International, MGM Grand Detroit, Inc., New PRMA Las Vegas, Inc., Mirage Resorts, Incorporated, Mandalay Resort Group and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2012).

10.1(6)

Seventh Amended and Restated Loan Agreement, dated as of February 24, 2012, among MGM Resorts International, as borrower, MGM Grand Detroit, LLC, as initial co-borrower, the Lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

10.1(7)

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

10.1(8)

Supplemental Agreement, dated October 22, 2012, between MGM China Holdings Limited and MGM Grand Paradise, S.A., certain Lenders and Arrangers named therein, Bank of America, N.A., Hong Kong Branch, as Facility Agent and Issuing Bank, and Banco Nacional Ultramarino, S.A., as Security Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2012).

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

10.1(11)

Third Amended and Restated Sponsor Completion Guarantee, dated October 16, 2013, among the Company, Bank of America, N.A. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2013).

Exhibit Number	Description

10.1(12)	Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and Bank of America N.A. (incorporated by reference to Exhibit 10.1 to the April 22, 2010 8-K).

10.1(13)	Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the April 22, 2010 8-K).

10.1(14)

Confirmation for Base Capped Call Transaction, dated as of April 15, 2010, between the Company and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.3 to the April 22, 2010 8-K).

10.1(15)

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

10.1(19)

Confirmation for Additional Capped Call Transaction, dated as of April 16, 2010, between the Company and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.8 to the April 22, 2010 8-K).

10.2(1)

Subconcession Contract for the Exploitation of Games Fortune and Chance or Other Games in Casino in the Special Administrative Region of Macau, dated April 19, 2005, between Sociedade de Jogos de Macau, S.A., as concessionaire, and MGM Grand Paradise S.A., as subconcessionaire (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2011).

10.2(2)

Land Concession Agreement, dated as of April 18, 2005, relating to the MGM Macau resort and casino between the Special Administrative Region of Macau and MGM Grand Paradise, S.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

10.2(3)

Land Concession Agreement, effective as of January 9, 2013, relating to the MGM Macau resort and casino between the Special Administrative Region of Macau and MGM Grand Paradise, S.A. (incorporated by reference to Exhibit 10.2(4) to the Company’s Annual Report on Form 10-K filed on March 3, 2013).

10.2(4)

Lease, dated August 3, 1977, by and between B&D Properties, Inc., as lessor, and Mandalay, as lessee; Amendment of Lease, dated May 6, 1983 (incorporated by reference to Exhibit 10(h) to Mandalay’s Registration Statement (No. 2-85794) on Form S-1).

Exhibit Number	Description

10.2(5)

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

10.3(2)

Agreement dated as of February 26, 2010, by and among Marina District Development Holding Co., LLC, Boyd Atlantic City, Inc., Boyd Gaming Corporation, MAC, Corp., and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010).

10.3(3)

Contribution and Adoption Agreement, dated as of December 13, 2000, among Marina District Development Holding Co., LLC, MAC, CORP. and Boyd Atlantic City, Inc. (incorporated by reference to Exhibit 10.4(15) to the 2000 10-K).

10.3(4)

Stipulation of Settlement in the Matter of the Reopened 2005 Casino License Hearing of Marina District Development Company, LLC (“MDDC”) dated March 11, 2010, by and among the State of New Jersey - Department of Law and Public Safety - Division of Gaming Enforcement, the Company, Boyd Gaming Corporation, Boyd Atlantic City, Inc., Marina District Development Holding Co., LLC and MDDC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010).

10.3(5)

Second Amendment, effective February 13, 2013, to the Company’s Stipulation of Settlement dated March 11, 2010, among the Company, the New Jersey Division of Gaming Enforcement, Marina District Development Company LLC and Boyd Gaming Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013).

10.3(6)

Amendment No. 1, dated July 22, 2011 to Stipulation of Settlement in the Matter of the Reopened 2005 Casino License Hearing of Marina District Development Company, LLC (“MDDC”) dated March 11, 2010, by and among the Company, the State of New Jersey—Department of Law and Public Safety—Division of Gaming Enforcement, Boyd Gaming Corporation and MDDC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2011).

10.3(7)

Second Amended and Restated Limited Liability Company Agreement of CityCenter Holdings, LLC, dated October 16, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 11, 2013).

Exhibit Number	Description

10.3(8)

Company Stock Purchase and Support Agreement, dated August 21, 2007, by and between the Company and Infinity World Investments, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 27, 2007).

10.3(9)

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

*10.4(3)	Amendment to the Company’s 1997 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on July 13, 2007).

*10.4(4)	Amended and Restated 2005 Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on April 6, 2009).

*10.4(5)	Second Amended and Restated Annual Performance-Based Incentive Plan for Executive Officers (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on April 25, 2011).

*10.4(6)	Deferred Compensation Plan II, dated as of December 30, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 10, 2005 (the “January 2005 8-K”).

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

*10.4(16)

Employment Agreement, dated as of November 5, 2012, by and between the Company and James J. Murren (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2012).

*10.4(17)

Employment Agreement, executed as of January 30, 2012, between the Company and Daniel J. D’Arrigo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2012).

*10.4(18)	Employment Agreement, dated as of March 1, 2013, between the Company and Corey Sanders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2013).

*10.4(19)	Employment Agreement, effective as of August 10, 2013, between the Company and William Hornbuckle.

*10.4(20)

MGM Resorts International (formerly MGM MIRAGE) Time-Vesting Stock Appreciation Right Agreement, dated April 6, 2009, between the Company and James J. Murren (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(21)

MGM Resorts International (formerly MGM MIRAGE) Time- and Price-Vesting Stock Appreciation Right Agreement, dated April 6, 2009, between the Company and James J. Murren (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(22)

MGM Resorts International (formerly MGM MIRAGE) Time- and Price-Vesting Stock Appreciation Right Agreement, dated April 6, 2009, between the Company and James J. Murren (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(23)

Amendment to MGM Resorts International Time- and Price-Vesting Stock Appreciation Right Agreement ($8 SAR granted on April 6, 2009), dated as of November 5, 2012, by and between the Company and James J. Murren (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2012).

Exhibit Number	Description

*10.4(24)

Amendment to MGM Resorts International Time- and Price-Vesting Stock Appreciation Right Agreement ($17 SAR granted on April 6, 2009), dated as of November 5, 2012, by and between the Company and James J. Murren (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 8, 2012).

*10.4(25)

Amendment to MGM Resorts International Time-Vesting Stock Appreciation Right Agreement (granted on April 6, 2009), dated as of November 5, 2012, by and between the Company and James J. Murren (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 8, 2012).

*10.4(26)	Deferred Compensation Plan for Non-Employee Directors, effective as of June 12, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

*10.4(27)

Restricted Stock Units Agreement of the Company (performance vesting), effective for awards prior to November 2011 (incorporated by reference to Exhibit 10.3(16) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.4(28)

Restricted Stock Units Agreement of the Company (time vesting), effective for awards prior to November 2011 (incorporated by reference to Exhibit 10.3(17) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.4(29)

Amendment to MGM Resorts International Restricted Stock Units Agreement with James J. Murren (granted on October 3, 2011), dated as of November 5, 2012, by and between the Company and James J. Murren (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 8, 2012).

*10.4(30)

Form of Restricted Stock Units Agreement of the Company (time vesting), effective for awards granted in November 2011 and prior to August 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2011).

*10.3(31)

Form of Restricted Stock Units Agreement of the Company (performance vesting), effective for awards granted in November 2011 and prior to August 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2011).

*10.3(32)

Form of Restricted Stock Units Agreement of the Company (non-employee director), effective for awards granted in November 2011 and prior to August 2012 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2011).

*10.3(33)

Form of Restricted Stock Units Agreement of the Company, effective for awards granted in August 2012 and thereafter (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

Exhibit Number	Description

*10.3(34)

Form of Restricted Stock Units Agreement of the Company (Non-Employee Director), effective for awards granted in August 2012 and thereafter (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

*10.3(35)

Form of Restricted Stock Units Agreement of the Company (Performance), effective for awards granted in August 2012 and thereafter (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

*10.3(36)

Form of Performance Share Units Agreement of the Company, effective for awards granted in August 2012 and thereafter (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

*10.3(37)

MGM Resorts International Change of Control Policy for Executive Officers, dated as of November 5, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 8, 2012).

*10.3(38)	Form of Memorandum Agreement re: Changes to Severance and Change of Control Policies (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 8, 2012).

*10.4(39)

Form of Freestanding Stock Appreciation Right Agreement of the Company (non-employee director) effective for awards granted in November 2011 through August 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2011).

*10.3(40)

Form of Freestanding Stock Appreciation Right Agreement of the Company (employee), effective for awards granted in November 2011 through August 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2011).

*10.4(41)

Form of Freestanding Stock Appreciation Right Agreement of the Company effective for awards granted in August 2012 and thereafter (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012).

*10.4(42)

Freestanding Stock Appreciation Right Agreement of the Company, effective for awards to named executive officers prior to November 2011 (incorporated by reference to Exhibit 10.3(15) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.4(43)	Form of Freestanding Stock Appreciation Right Agreement of the Company effective for awards granted in October 2013 and thereafter.

*10.4(44)	Amendment to all Stock Appreciation Right Agreements adopted by the Compensation Committee of the Board of Directors on October 7, 2013.

*10.4(45)

Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and James J. Murren (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

Exhibit Number	Description

*10.4(46)

MGM Resorts International (formerly MGM MIRAGE) Amended and Restated Freestanding Stock Appreciation Right Agreement, dated April 8, 2011, between the Company and James J. Murren (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(47)

Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and James J. Murren (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(48)

Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and Daniel J. D’Arrigo (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(49)

Amendment to MGM Resorts International (formerly MGM MIRAGE) Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and James J. Murren (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(50)

Amendment to MGM Resorts International (formerly MGM MIRAGE) Restricted Stock Units Agreements, dated June 30, 2011, between the Company and Daniel J. D’Arrigo (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(51)

Amendment to MGM Resorts International (formerly MGM MIRAGE) Restricted Stock Units Agreement, dated June 30, 2011, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(52)

Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and Daniel J. D’Arrigo (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(53)

Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(54)

MGM Resorts International (formerly MGM MIRAGE) Amended and Restated Freestanding Stock Appreciation Right Agreement, dated April 8, 2011, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(55)

Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreements, dated June 30, 2011, between the Company and Robert H. Baldwin (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

Exhibit Number	Description

*10.4(56)

Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and Corey Sanders (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(57)

Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and Corey Sanders (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(58)

Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and William J. Hornbuckle (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(59)

Amendment to MGM Resorts International (formerly MGM MIRAGE) Freestanding Stock Appreciation Right Agreement, dated June 30, 2011, between the Company and William J. Hornbuckle (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(60)

Amendment to MGM Resorts International (formerly MGM MIRAGE) Restricted Stock Units Agreements, dated June 30, 2011, between the Company and William J. Hornbuckle (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(61)

MGM Resorts International (formerly MGM MIRAGE) Amended and Restated Restricted Stock Units Agreement, dated April 8, 2011, between the Company and James J. Murren (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(62)

Amendment to MGM Resorts International (formerly MGM MIRAGE) Restricted Stock Units Agreement, dated June 30, 2011, between the Company and Corey Sanders (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(63)

Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and Corey Sanders (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

*10.4(64)

Amendment to MGM Resorts International (formerly MGM MIRAGE) Nonqualified Stock Option Agreements, dated June 30, 2011, between the Company and William J. Hornbuckle (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2011).

12	Computation of ratio of earnings to fixed charges.

21	List of subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP, independent auditors to the Company.

Exhibit Number	Description

23.2	Consent of Deloitte & Touche LLP, independent auditors to CityCenter Holdings, LLC.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

**32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

**32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

99.1	Description of our Operating Resorts.

99.2	Description of Regulation and Licensing.

99.3	Audited consolidated financial statements of CityCenter Holdings, LLC, as of and for the three years in the period ended December 31, 2013.

101

The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (vi) Notes to the Consolidated Financial Statements and (vii) Financial Statement Schedule.

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

MANAGEMENT’S ANNUAL REPORT

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Responsibilities

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Sections 13a-15(f) and 15d-15(f) of the Exchange Act) for MGM Resorts International and subsidiaries (the “Company”).

Objective of Internal Control over Financial Reporting

In establishing adequate internal control over financial reporting, management has developed and maintained a system of internal control, policies and procedures designed to provide reasonable assurance that information contained in the accompanying consolidated financial statements and other information presented in this annual report is reliable, does not contain any untrue statement of a material fact or omit to state a material fact, and fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods presented in this annual report. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate for all timely decisions regarding required disclosure. Significant elements of the Company’s internal control over financial reporting include, for example:

•	Hiring skilled accounting personnel and training them appropriately;
•	Written accounting policies;
•	Written documentation of accounting systems and procedures;
•	Segregation of incompatible duties;
•	Internal audit function to monitor the effectiveness of the system of internal control; and
•	Oversight by an independent Audit Committee of the Board of Directors.

Management’s Evaluation

Management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s internal control over financial reporting using the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its evaluation as of December 31, 2013, management believes that the Company’s internal control over financial reporting is effective in achieving the objectives described above.

Report of Independent Registered Public Accounting Firm

Deloitte & Touche LLP audited the Company’s consolidated financial statements as of and for the year ended December 31, 2013 and issued their report thereon, which is included in this annual report. Deloitte & Touche LLP has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting and such report is also included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of MGM Resorts International

We have audited the internal control over financial reporting of MGM Resorts International and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013. Our report dated February 28, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of MGM Resorts International

We have audited the accompanying consolidated balance sheets of MGM Resorts International and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MGM Resorts International and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

February 28, 2014

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	At December 31,
	2013	2012

ASSETS
Current assets
Cash and cash equivalents	$1,803,669	$1,543,509
Accounts receivable, net	488,217	443,677
Inventories	107,907	107,577
Deferred income taxes, net	80,989	179,431
Prepaid expenses and other	238,657	232,898

Total current assets	2,719,439	2,507,092

Property and equipment, net	14,055,212	14,194,652

Other assets
Investments in and advances to unconsolidated affiliates	1,374,836	1,444,547
Goodwill	2,897,442	2,902,847
Other intangible assets, net	4,511,861	4,737,833
Other long-term assets, net	551,395	497,767

Total other assets	9,335,534	9,582,994

	$26,110,185	$26,284,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$241,192	$199,620
Income taxes payable	14,813	1,350
Accrued interest on long-term debt	188,522	206,736
Other accrued liabilities	1,770,801	1,517,965

Total current liabilities	2,215,328	1,925,671

Deferred income taxes	2,430,414	2,473,889
Long-term debt	13,447,230	13,589,283
Other long-term obligations	141,590	179,879

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $.01 par value: authorized 1,000,000,000 shares; issued and outstanding 490,360,628 and 489,234,401 shares	4,904	4,892
Capital in excess of par value	4,156,680	4,132,655
Retained earnings	57,092	213,698
Accumulated other comprehensive income	12,503	14,303

Total MGM Resorts International stockholders’ equity	4,231,179	4,365,548
Noncontrolling interests	3,644,444	3,750,468

Total stockholders’ equity	7,875,623	8,116,016

	$26,110,185	$26,284,738

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues
Casino	$5,875,782	$5,319,489	$4,002,985
Rooms	1,646,303	1,588,770	1,547,765
Food and beverage	1,469,582	1,472,382	1,425,428
Entertainment	522,911	483,946	514,883
Retail	194,602	196,938	204,806
Other	490,349	482,547	485,661
Reimbursed costs	364,664	357,597	351,207

	10,564,193	9,901,669	8,532,735
Less: Promotional allowances	(754,530)	(740,825)	(683,423)

	9,809,663	9,160,844	7,849,312

Expenses
Casino	3,684,810	3,396,752	2,515,279
Rooms	516,605	507,856	485,751
Food and beverage	844,431	844,629	829,018
Entertainment	386,252	356,934	375,559
Retail	107,249	112,732	124,063
Other	354,705	344,782	345,484
Reimbursed costs	364,664	357,597	351,207
General and administrative	1,278,450	1,239,774	1,182,505
Corporate expense	216,745	235,007	174,971
Preopening and start-up expenses	13,314	2,127	(316)
Property transactions, net	124,761	708,049	178,598
Gain on MGM China transaction	-	-	(3,496,005)
Depreciation and amortization	849,225	927,697	817,146

	8,741,211	9,033,936	3,883,260

Income (loss) from unconsolidated affiliates	43,060	(46,382)	91,094

Operating income	1,111,512	80,526	4,057,146

Non-operating expense
Interest expense, net of amounts capitalized	(857,347)	(1,116,358)	(1,086,832)
Non-operating items from unconsolidated affiliates	(157,338)	(90,020)	(119,013)
Other, net	(9,062)	(608,361)	(19,670)

	(1,023,747)	(1,814,739)	(1,225,515)

Income (loss) before income taxes	87,765	(1,734,213)	2,831,631
Benefit (provision) for income taxes	(31,263)	117,301	403,313

Net income (loss)	56,502	(1,616,912)	3,234,944
Less: Net income attributable to noncontrolling interests	(213,108)	(150,779)	(120,307)

Net income (loss) attributable to MGM Resorts International	$(156,606)	$(1,767,691)	$3,114,637

Net income (loss) per share of common stock attributable to MGM Resorts International
Basic	$(0.32)	$(3.62)	$6.37

Diluted	$(0.32)	$(3.62)	$5.62

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$56,502	$(1,616,912)	$3,234,944

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,993)	17,124	11,692
Other	115	(445)	(37)

Other comprehensive income (loss)	(3,878)	16,679	11,655

Comprehensive income (loss)	52,624	(1,600,233)	3,246,599
Less: comprehensive income attributable to noncontrolling interests	(211,030)	(159,133)	(125,683)

Comprehensive income (loss) attributable to MGM Resorts International	$(158,406)	$(1,759,366)	$3,120,916

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$56,502	$(1,616,912)	$3,234,944
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	849,225	927,697	817,146
Amortization of debt discounts, premiums and issuance costs	35,281	73,389	93,800
(Gain) loss on retirement of long-term debt	3,801	563,292	(717)
Provision for doubtful accounts	14,969	57,068	39,093
Stock-based compensation	32,332	39,560	39,707
Property transactions, net	124,761	708,049	178,598
Gain on MGM China transaction	-	-	(3,496,005)
Loss from unconsolidated affiliates	114,785	137,058	27,919
Distributions from unconsolidated affiliates	16,928	21,277	60,801
Deferred income taxes	58,917	(117,203)	(394,437)
Change in operating assets and liabilities:
Accounts receivable	(59,842)	1,260	(155,043)
Inventories	(336)	5,183	(8,039)
Income taxes receivable and payable, net	13,468	(5,978)	183,649
Prepaid expenses and other	(38,790)	(4,608)	15,268
Prepaid Cotai land concession premium	(7,917)	(56,372)	-
Accounts payable and accrued liabilities	116,623	163,270	32,924
Other	(20,259)	13,321	5,518

Net cash provided by operating activities	1,310,448	909,351	675,126

Cash flows from investing activities
Capital expenditures, net of construction payable	(562,124)	(422,763)	(301,244)
Dispositions of property and equipment	18,030	426	348
Acquisition of MGM China, net of cash paid	-	-	407,046
Investments in and advances to unconsolidated affiliates	(28,953)	(54,300)	(128,848)
Distributions from unconsolidated affiliates in excess of earnings	110	1,723	2,212
Investments in treasury securities- maturities longer than 90 days	(219,546)	(285,469)	(330,313)
Proceeds from treasury securities- maturities longer than 90 days	252,592	315,438	330,130
Other	(20,246)	(1,472)	(643)

Net cash used in investing activities	(560,137)	(446,417)	(21,312)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	(28,000)	1,779,262	(305,880)
Borrowings under bank credit facilities – maturities longer than 90 days	2,793,000	1,350,000	7,559,112
Repayments under bank credit facilities – maturities longer than 90 days	(2,793,000)	(3,634,128)	(6,352,384)
Issuance of senior notes	500,000	4,100,000	311,415
Retirement of senior notes, including premiums paid	(612,262)	(4,009,117)	(493,816)
Debt issuance costs	(23,576)	(160,245)	-
Distributions to noncontrolling interest owners	(318,348)	(206,806)	(3,768)
Other	(7,522)	(5,925)	(2,757)

Net cash provided by (used in) financing activities	(489,708)	(786,959)	711,922

Effect of exchange rate on cash	(443)	1,621	1,213

Cash and cash equivalents
Net increase (decrease) for the period	260,160	(322,404)	1,366,949
Balance, beginning of period	1,543,509	1,865,913	498,964

Balance, end of period	$1,803,669	$1,543,509	$1,865,913

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$840,280	$1,039,655	$1,001,982
Federal, state and foreign income taxes paid, net of refunds	835	6,982	(172,018)

Non-cash investing activity
Increase in investment in CityCenter related to change in completion guarantee liability	$92,956	$84,190	$54,352
Increase in construction accounts payable	39,287	27,368	24,716

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years ended December 31, 2013, 2012 and 2011

(In thousands)

	Common Stock		Capital in	Retained Earnings	Accumulated Other Comprehensive	Total MGM Resorts International	Non-	Total
	Shares	Par Value	Excess of Par Value	(Accumulated Deficit)	Income (Loss)	Stockholders’ Equity	controlling Interests	Stockholders’ Equity
Balances, January 1, 2011	488,513	$4,885	$4,060,826	$(1,133,248)	$(301)	$2,932,162	$-	$2,932,162
Net income	-	-	-	3,114,637	-	3,114,637	120,307	3,234,944
Currency translation adjustment	-	-	-	-	6,316	6,316	5,376	11,692
Other comprehensive loss from unconsolidated affiliate, net	-	-	-	-	(37)	(37)	-	(37)
MGM China acquisition	-	-	-	-	-	-	3,672,173	3,672,173
Stock-based compensation	-	-	42,723	-	-	42,723	1,556	44,279
Change in excess tax benefit from stock-based compensation	-	-	(8,042)	-	-	(8,042)	-	(8,042)
Issuance of common stock pursuant to stock-based compensation awards	322	3	(1,330)	-	-	(1,327)	-	(1,327)
Cash distributions to noncontrolling interest owners	-	-	-	-	-	-	(3,768)	(3,768)
Other	-	-	146	-	-	146	-	146

Balances, December 31, 2011	488,835	4,888	4,094,323	1,981,389	5,978	6,086,578	3,795,644	9,882,222
Net income (loss)	-	-	-	(1,767,691)	-	(1,767,691)	150,779	(1,616,912)
Currency translation adjustment	-	-	-	-	8,770	8,770	8,354	17,124
Other comprehensive loss from unconsolidated affiliate, net	-	-	-	-	(445)	(445)	-	(445)
Stock-based compensation	-	-	40,566	-	-	40,566	2,862	43,428
Change in excess tax benefit from stock-based compensation	-	-	(301)	-	-	(301)	-	(301)
Issuance of common stock pursuant to stock-based compensation awards	399	4	(1,934)	-	-	(1,930)	-	(1,930)
Cash distributions to noncontrolling interest owners	-	-	-	-	-	-	(207,171)	(207,171)
Other	-	-	1	-	-	1	-	1

Balances, December 31, 2012	489,234	4,892	4,132,655	213,698	14,303	4,365,548	3,750,468	8,116,016
Net income (loss)	-	-	-	(156,606)	-	(156,606)	213,108	56,502
Currency translation adjustment	-	-	-	-	(1,915)	(1,915)	(2,078)	(3,993)
Other comprehensive income from unconsolidated affiliate, net	-	-	-	-	115	115	-	115
Stock-based compensation	-	-	30,374	-	-	30,374	3,048	33,422
Change in excess tax benefit from stock-based compensation	-	-	4,188	-	-	4,188	-	4,188
Issuance of common stock pursuant to stock-based compensation awards	1,127	12	(8,706)	-	-	(8,694)	-	(8,694)
Cash distributions to noncontrolling interest owners	-	-	-	-	-	-	(318,344)	(318,344)
Other	-	-	(1,831)	-	-	(1,831)	(1,758)	(3,589)

Balances, December 31, 2013	490,361	$4,904	$4,156,680	$57,092	$12,503	$4,231,179	$3,644,444	$7,875,623

The accompanying notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION

Organization.     MGM Resorts International (the “Company”) is a Delaware corporation that acts largely as a holding company and, through wholly owned subsidiaries, owns and/or operates casino resorts. The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur and Circus Circus Las Vegas. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of three towers. Other Nevada operations include Circus Circus Reno, Gold Strike in Jean and Railroad Pass in Henderson. Along with its local partners, the Company owns and operates MGM Grand Detroit in Detroit, Michigan. The Company owns and operates two resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike Tunica. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

The Company owns 51% and has a controlling interest in MGM China Holdings Limited (“MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns and operates the MGM Macau resort and casino and the related gaming subconcession and land concession. On October 18, 2012, MGM Grand Paradise formally accepted a land concession contract with the government of Macau to develop a second resort and casino on an approximately 17.8 acre site in Cotai, Macau (“MGM Cotai”). The land concession contract became effective on January 9, 2013 when the Macau government published the agreement in the Official Gazette of Macau. MGM Cotai will be an integrated casino, hotel and entertainment complex with approximately 1,600 hotel rooms, 500 gaming tables and up to 2,500 slots. The total estimated project budget is $2.9 billion excluding development fees eliminated in consolidation, capitalized interest and land. See Note 3 for additional information related to MGM China.

The Company owns 50% of CityCenter, located between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp, a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, a casino resort; Mandarin Oriental Las Vegas, a non-gaming boutique hotel; Crystals, a retail, dining and entertainment district; and Vdara, a luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental and Veer. The Company receives a management fee of 2% of revenues for the management of Aria and Vdara, and 5% of EBITDA (as defined in the agreements governing the Company’s management of Aria and Vdara). In addition, the Company receives an annual fee of $3 million for the management of Crystals. See Note 6 and Note 18 for additional information related to CityCenter.

The Company has 50% interests in Grand Victoria and Silver Legacy. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Silver Legacy is located in Reno, adjacent to Circus Circus Reno, and the other 50% is owned by Eldorado LLC. See Note 6 for additional information related to Grand Victoria and Silver Legacy.

The Maryland Video Lottery Facility Location Commission has awarded the Company the license to build and operate a world-class destination resort casino in Prince George’s County at National Harbor. Currently, the expected cost to develop and construct MGM National Harbor is approximately $1.0 billion, excluding capitalized interest and land related costs. The Company expects the resort to include a casino with approximately 3,600 slots, 160 table games including poker; a 300 suite hotel with luxury spa and rooftop pool; high end branded retail; fine and casual dining; a dedicated 3,000 seat theater venue; 35,000 square feet of meeting and event space; and a 5,000 space parking garage.

The Company has two reportable segments: wholly owned domestic resorts and MGM China. See Note 17 for additional information about the Company’s segments.

MGM Hospitality.   MGM Hospitality seeks to leverage the Company’s management expertise and well-recognized brands through strategic partnerships and international expansion opportunities. MGM Hospitality has entered into management agreements for non-gaming hotels in the Middle East, North Africa, India and, through its joint venture with Diaoyutai State Guesthouse, the People’s Republic of China. MGM Hospitality opened its first resort, MGM Grand Sanya, on Hainan Island in the People’s Republic of China in early 2012.

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

The Company consolidates the trust because it is the sole economic beneficiary and accounts for its interest in Borgata under the cost method. The Company reviews its investment carrying value whenever indicators of impairment exist and accordingly has recorded impairment charges in each of the years ended December 31, 2012 and 2011. See Note 16 for further discussion.

As of December 31, 2013, the trust had $102 million of cash and investments, of which $87 million is held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within “Prepaid expenses and other.” As of December 31, 2012, the trust had $135 million of cash and investments, of which $120 million was held in U.S. treasury securities with maturities greater than three months but less than one year.

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

Fair value measurements.   Fair value measurements affect the Company’s accounting and impairment assessments of its long-lived assets, investments in unconsolidated affiliates, cost method investments, assets acquired and liabilities assumed in an acquisition, and goodwill and other intangible assets. Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs.

•	The fair value of the Company’s treasury securities held by the Borgata trust was measured using Level 2 inputs. See Note 1;

•	The Company uses Level 1 inputs for its long-term debt fair value disclosures. See Note 9;
•	The Company used Level 3 inputs when assessing the fair value of its investment in Grand Victoria. See Note 6; and
•	The Company used Level 3 inputs when assessing the fair value of its land in Jean and Sloan, Nevada at September 30, 2013. See Note 16.

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

Accounts receivable and credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of casino accounts receivable. The Company issues credit to approved casino customers and gaming promoters following background checks and investigations of creditworthiness. At December 31, 2013, 69% of the Company’s casino receivables were due from customers residing in foreign countries. Business or economic conditions or other significant events in these countries could affect the collectibility of such receivables.

Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their net carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2013, no significant concentrations of credit risk existed for which an allowance had not already been recorded.

Inventories. Inventories consist primarily of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market. Cost is determined primarily using the average cost method for food and beverage and operating supplies. Cost for retail merchandise is determined using the cost method.

Property and equipment. Property and equipment are stated at cost. A significant amount of the Company’s property and equipment was acquired through business combinations and therefore recognized at fair value at the acquisition date. Gains or losses on dispositions of property and equipment are included in the determination of income. Maintenance costs are expensed as incurred. Property and equipment are generally depreciated over the following estimated useful lives on a straight-line basis:

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

Investments in and advances to unconsolidated affiliates. The Company has investments in unconsolidated affiliates accounted for under the equity method. Under the equity method, carrying value is adjusted for the Company’s share of the investees’ earnings and losses, amortization of certain basis differences, as well as capital contributions to and distributions from these companies. Distributions in excess of equity method earnings are recognized as a return of investment and recorded as investing cash inflows in the accompanying consolidated statements of cash flows. The Company classifies operating income and losses as well as gains and impairments related to its investments in unconsolidated affiliates as a component of operating income or loss, as the Company's investments in such unconsolidated affiliates are an extension of the Company’s core business operations.

The Company evaluates its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of its investment may have experienced an “other-than-temporary” decline in value. If such conditions exist, the Company compares the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determines whether the impairment is “other-than-temporary” based on its assessment of all relevant factors, including consideration of the Company’s intent and ability to retain its investment. The Company estimates fair value using a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rates, and a market approach that utilizes business enterprise value multiples based on a range of multiples from the Company’s peer group. See Note 6 for results of the Company’s review of its investment in certain of its unconsolidated affiliates.

Special revenue bonds. The Company holds South Jersey Transportation Authority special revenue bonds, the original proceeds from which were used to provide funding for the Atlantic City/Brigantine Connector Project. The repayment of the remaining principal and interest for the bonds is supported by eligible investment alternative tax obligation payments made to the Casino Reinvestment Development Authority from future casino licensees on the Renaissance Pointe land owned by the Company. The Company assumed no future cash flows will be received to support the carrying value of the bonds, and recorded an other-than-temporary impairment of $47 million as of December 31, 2012, included in “Other, net.” Management believed the probability for casino development on Renaissance Pointe in the foreseeable future was remote due to the continued deterioration of the Atlantic City market and initial underperformance of a resort that opened in the market.

Goodwill and other intangible assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment review for goodwill and indefinite-lived intangible assets in 2013, 2012 and 2011, except as disclosed in Note 16.

Goodwill for relevant reporting units is tested for impairment using a discounted cash flow analysis based on the estimated future results of the Company’s reporting units discounted using market discount rates and market indicators of terminal year capitalization rates, and a market approach that utilizes business enterprise value multiples based on a range of multiples from the Company’s peer group. The implied fair value of a reporting unit’s goodwill is compared to the carrying value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to its assets and liabilities and the amount remaining, if any, is the implied fair value of goodwill. If the implied fair value of goodwill is less than its carrying value then it must be written down to its implied fair value. License rights are tested for impairment using a discounted cash flow approach, and trademarks are tested for impairment using the relief-from-royalty method. If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment loss must be recognized equal to the difference.

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

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Rooms	$111,842	$109,713	$100,968
Food and beverage	294,555	298,111	274,776
Entertainment, retail and other	39,606	35,643	32,705

	$446,003	$443,467	$408,449

Gaming promoters. A significant portion of the high-end (“VIP”) gaming volume at MGM Macau is generated through the use of gaming promoters, also known as junket operators. These operators introduce high-end gaming players to MGM Macau, assist these customers with travel arrangements, and extend gaming credit to these players. VIP gaming at MGM Macau is conducted by the use of special purpose nonnegotiable gaming chips called “rolling chips.” Gaming promoters purchase these rolling chips from MGM Macau and in turn sell these chips to their players. The rolling chips allow MGM Macau to track the amount of wagering conducted by each gaming promoters’ clients in order to determine VIP gaming play. In exchange for the gaming promoters’ services, MGM Macau compensates the gaming promoters through revenue-sharing arrangements or rolling chip turnover-based commissions. The estimated portion of the gaming promoter commissions that represent amounts passed through to VIP customers is recorded as a reduction of casino revenue, and the estimated portion retained by the gaming promoter for its compensation is recorded as casino expense.

Reimbursed expenses. The Company recognizes costs reimbursed pursuant to management services as revenue in the period it incurs the costs. Reimbursed costs related primarily to the Company’s management of CityCenter.

Loyalty programs. The Company’s primary loyalty program is “M life” and is available to patrons at substantially all of the Company’s wholly owned and operated resorts and CityCenter. Customers earn points based on their slots play which can be redeemed for FREEPLAY at any of the Company’s participating resorts. The Company records a liability based on the points earned multiplied by the redemption value, less an estimate for points not expected to be redeemed, and records a corresponding reduction in casino revenue. Customers also earn “Express Comps” based on their gaming play which can be redeemed for complimentary goods and services, including hotel rooms, food and beverage, and entertainment. The Company records a liability for the estimated costs of providing goods and services for Express Comps based on the Express Comps earned multiplied by a cost margin, less an estimate for Express Comps not expected to be redeemed and records a corresponding expense in the casino department. MGM Macau also has a loyalty program, whereby patrons earn rewards that can be redeemed for complimentary services, including hotel rooms, food and beverage, and entertainment.

Advertising. The Company expenses advertising costs the first time the advertising takes place. Advertising expense, which is generally included in general and administrative expenses, was $153 million, $139 million, and $121 million for 2013, 2012 and 2011, respectively.

Corporate expense. Corporate expense represents unallocated payroll, aircraft costs, professional fees and various other expenses not directly related to the Company’s casino resort operations. In addition, corporate expense includes the costs associated with the Company’s evaluation and pursuit of new business opportunities, which are expensed as incurred.

Preopening and start-up expenses. Preopening and start-up costs, including organizational costs, are expensed as incurred. Costs classified as preopening and start-up expenses include payroll, outside services, advertising, and other expenses related to new or start-up operations.

Property transactions, net. The Company classifies transactions such as write-downs and impairments, demolition costs, and normal gains and losses on the sale of assets as “Property transactions, net.” See Note 16 for a detailed discussion of these amounts.

Income (loss) per share of common stock. The table below reconciles basic and diluted income (loss) per share of common stock. Diluted net income (loss) attributable to MGM Resorts International includes adjustments for interest on convertible debt, net of tax, and the potentially dilutive effect on the Company’s equity interest in MGM China due to shares outstanding under the MGM China Share Option Plan. Diluted weighted-average common and common equivalent shares includes adjustments for potential dilution of share-based awards outstanding under the Company’s stock compensation plans and the assumed conversion of convertible debt.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Numerator:
Net income (loss) attributable to MGM Resorts International - basic	$(156,606)	$(1,767,691)	$3,114,637
Interest on convertible debt, net of tax	-	-	38,344
Potentially dilutive effect due to MGM China Share Option Plan	(104)	-	-

Net income (loss) attributable to MGM Resorts International - diluted	$(156,710)	$(1,767,691)	$3,152,981

Denominator:
Weighted-average common shares outstanding - basic	489,661	488,988	488,652
Potential dilution from share-based awards	-	-	1,577
Potential dilution from assumed conversion of convertible debt	-	-	70,666

Weighted-average common and common equivalent shares - diluted	489,661	488,988	560,895

Anti-dilutive share-based awards excluded from the calculation of diluted earnings per share	18,468	25,041	21,886

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

Comprehensive income (loss). Comprehensive income includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income (loss). Elements of the Company’s accumulated other comprehensive income are reported in the accompanying consolidated statements of stockholders’ equity, and the cumulative balance of these elements consisted of the following:

	At December 31,
	2013	2012
	(In thousands)
Currency translation adjustments	$24,733	$28,726
Other comprehensive loss from unconsolidated affiliates	(578)	(693)

Accumulated other comprehensive income	24,155	28,033
Less: Currency translation adjustment attributable to noncontrolling interests	(11,652)	(13,730)

Accumulated other comprehensive income attributable to MGM Resorts International	$12,503	$14,303

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

The Company recognized the identifiable intangible assets of MGM China at fair value. The gaming subconcession and land concession had historical cost bases which were being amortized by MGM Macau. The customer relationship intangible assets did not have historical cost bases at MGM Macau. The estimated fair values of the intangible assets acquired were primarily determined using Level 3 inputs. The gaming subconcession was valued using an excess earnings model based on estimated future cash flows of MGM Macau. All of the recognized intangible assets were determined to have finite lives and are being amortized over their estimated useful lives as discussed in Note 7.

MGM China results. MGM China’s results included in the accompanying consolidated financial statements beginning as of June 3, 2011 are presented below:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net revenues	$3,316,928	$2,807,676	$1,534,963
Operating income	501,021	302,092	137,440
Net income	414,039	289,631	238,419
Net income attributable to MGM Resorts International	211,160	147,712	121,594

Pro forma information. The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Company’s acquisition of its controlling financial interest had occurred as of January 1, 2010 and excludes the gain recognized by the Company:

Year Ended December 31,
2011
(In thousands, except per share data)
Net revenues	$8,920,343
Operating income	577,271
Net loss	(262,452)

Net loss attributable to MGM Resorts International	(435,099)

Loss per share of common stock attributable to MGM Resorts International:
Basic	$(0.89)
Diluted	$(0.89)

NOTE 4 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	At December 31,
	2013	2012
	(In thousands)
Casino	$309,620	$294,312
Hotel	156,201	147,476
Other	104,109	99,800

	569,930	541,588
Less: Allowance for doubtful accounts	(81,713)	(97,911)

	$488,217	$443,677

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	At December 31,
	2013	2012
	(In thousands)
Land	$6,477,489	$6,499,492
Buildings, building improvements and land improvements	9,264,455	9,272,556
Furniture, fixtures and equipment	4,040,887	3,995,161
Construction in progress	437,434	140,693

	20,220,265	19,907,902
Less: Accumulated depreciation and amortization	(6,165,053)	(5,713,250)

	$14,055,212	$14,194,652

NOTE 6 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	At December 31,
	2013	2012
	(In thousands)
CityCenter Holdings, LLC - CityCenter (50%)	$1,172,087	$1,220,741
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	169,579	206,296
Silver Legacy (50%) and Other	33,170	17,510

	$1,374,836	$1,444,547

The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Income (loss) from unconsolidated affiliates	$43,060	$(46,382)	$91,094
Preopening and start-up expenses	(507)	(656)	-
Non-operating items from unconsolidated affiliates	(157,338)	(90,020)	(119,013)

	$(114,785)	$(137,058)	$(27,919)

CityCenter

October 2013 debt restructuring transactions. In October 2013, CityCenter entered into a $1.775 billion senior secured credit facility. The senior secured credit facility consists of a $75 million revolving facility maturing in October 2018, and a $1.7 billion term loan B facility maturing in October 2020. The term loan B facility was issued at 99% of the principal amount and will bear interest at LIBOR plus 4.00% with a LIBOR floor of 1.00%. Concurrent with the closing of the new senior secured credit facility, CityCenter issued a notice of full redemption with respect to its existing 7.625% senior secured first lien notes and 10.75%/11.50% senior secured second lien PIK toggle notes and discharged each of the indentures for its first and second lien notes at a premium in accordance with the terms of such indentures. As a result of the transaction, the Company recorded a fourth quarter charge of $70 million for its share of CityCenter’s non-operating loss on retirement of long-term debt, primarily consisting of premiums associated with the redemption of the existing first and second lien notes as well as the write-off of previously unamortized debt issuance costs. CityCenter also recorded a loss on retirement of long term-debt of $24 million in the first quarter of 2011 related to its January 2011 credit facility amendments and the concurrent issuance of first and second lien notes.

In addition, in connection with the October 2013 debt restructuring, sponsor notes with a carrying value of approximately $738 million were converted to members’ equity. Subsequent to these transactions, CityCenter’s senior credit facility is its only remaining long-term debt. The senior secured credit facility is secured by substantially all the assets of CityCenter, and contains certain financial covenants including minimum interest coverage ratios and maximum leverage ratio requirements (as defined in the agreements).

Completion guarantee. In October 2013, the Company entered into an amended completion and cost overrun guarantee in connection with CityCenter’s restated senior credit facility agreement as discussed in Note 11.

Residential inventory impairment. CityCenter is required to carry its residential inventory at the lower of its carrying value or fair value less costs to sell. Fair value of the residential inventory is determined using a discounted cash flow analysis based on management’s current expectations of future cash flows. The key inputs in the discounted cash flow analysis include estimated sales prices of units currently under contract and new unit sales, the absorption rate over the sell-out period, and the discount rate. CityCenter recorded an impairment charge of $36 million in 2012. The Company recognized 50% of such impairment charges, resulting in a charge of approximately $18 million. CityCenter recorded a residential inventory impairment charge of $53 million in 2011. The Company recognized 50% of such impairment charge, resulting in a charge of approximately $26 million.

Harmon. CityCenter accrued $32 million in 2012 related to the estimated demolition cost of the Harmon. The Company recognized 50% of such charge, resulting in a charge of approximately $16 million. See Note 11 for additional information regarding Harmon.

Grand Victoria

At June 30, 2013, the Company reviewed the carrying value of its Grand Victoria investment for impairment due to a higher than anticipated decline in operating results and loss of market share as a result of the opening of a new river boat casino in the Illinois market, as well as a decrease in forecasted cash flows compared to the prior forecast. The Company used a blended discounted cash flow analysis and guideline public company method to determine the estimated fair value from a market participant’s viewpoint. Key assumptions included in the discounted cash flow analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 2% and a discount rate of 11%. Key assumptions in the guideline public company method included business enterprise value multiples selected based on the range of multiples in the Company’s peer group. As a result of the analysis, the Company determined that it was necessary to record an other-than-temporary impairment charge of $37 million at June 30, 2013, based on an estimated fair value of $170 million for the Company’s 50% interest. The Company intends to, and believes it will be able to, retain the investment in Grand Victoria; however, due to the extent of the shortfall and the Company’s assessment of the uncertainty of fully recovering its investment, the Company has determined that the impairment was other-than-temporary.

At June 30, 2012, the Company reviewed the carrying value of its Grand Victoria investment for impairment due to a decrease in operating results at the property and the loss of market share as a result of the opening of a new riverboat casino in the Illinois market, as well as a decrease in forecasted cash flows. The Company used a discounted cash flow analysis to determine the estimated fair value. Key assumptions included in the analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 2% and a discount rate of 10.5%. As a result of the discounted cash flow analysis, the Company determined that it was necessary to record an other-than-temporary impairment charge of $85 million based on an estimated fair value of $205 million for the Company’s 50% interest.

Silver Legacy

Silver Legacy had approximately $143 million of outstanding senior secured notes that were due in March 2012. Silver Legacy did not repay its notes at maturity and filed for Chapter 11 bankruptcy protection in May 2012. These notes were non-recourse to the Company. In November 2012, Silver Legacy completed a consensual plan of reorganization pursuant to which the holders of the senior secured notes received a combination of cash and new second lien notes. Concurrently, Silver Legacy entered into an agreement for a new $70 million senior secured credit facility, which provided for a portion of the exit financing associated with the plan of reorganization. As part of the reorganization, the partners invested $7.5 million each in the form of subordinated sponsor notes. The Company resumed the equity method of accounting for its investment in Silver Legacy subsequent to completion of the reorganization. In December 2013, Silver Legacy entered into a new senior credit facility and redeemed its outstanding second lien notes. Silver Legacy recognized a gain of $24 million in connection with these transactions. The Company recognized $12 million, its share of the gain, within non-operating items from unconsolidated affiliates.

MGM Grand Paradise Limited

As discussed in Note 3, the Company obtained a controlling financial interest in MGM China as of June 3, 2011. MGM China owns MGM Grand Paradise, the Macau company that owns and operates MGM Macau resort and casino and the related gaming subconcession and land concession. Because the Company obtained a controlling financial interest, it was required to consolidate MGM China beginning on June 3, 2011. Prior thereto, the Company's investment in MGM Grand Paradise was accounted for under the equity method. Prior to the transaction, the Company received distributions from MGM Grand Paradise of approximately $31 million in 2011.

Unconsolidated Affiliate Financial Information

Summarized balance sheet information of the unconsolidated affiliates is as follows:

	At December 31,
	2013	2012
	(In thousands)
Current assets	$528,297	$619,099
Property and other long-term assets, net	8,519,605	8,875,020
Current liabilities	519,779	501,518
Long-term debt and other liabilities	1,779,797	2,668,759
Equity	6,748,326	6,323,842

Summarized results of operations of the unconsolidated affiliates are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net revenues	$1,584,609	$1,527,355	$2,558,631
Operating expenses	(1,572,298)	(1,731,263)	(2,472,668)

Operating income (loss)	12,311	(203,908)	85,963
Interest expense	(247,405)	(277,119)	(293,578)
Other non-operating expense	(151,401)	(5,329)	(25,876)

Net loss	$(386,495)	$(486,356)	$(233,491)

Basis Differences

The Company’s investments in unconsolidated affiliates do not equal the venture-level equity due to various basis differences. Basis differences related to depreciable assets are being amortized based on the useful lives of the related assets and liabilities and basis differences related to non–depreciable assets, such as land and indefinite-lived intangible assets, are not being amortized. Differences between the Company’s venture-level equity and investment balances are as follows:

	At December 31,
	2013	2012
	(In thousands)
Venture-level equity	$3,369,148	$3,156,631
Adjustment to CityCenter equity upon contribution of net assets by MGM Resorts International (A)	(583,946)	(589,338)
CityCenter capitalized interest (B)	261,526	271,602
Completion guarantee (C)	411,944	316,281
Advances to CityCenter, net of discount (D)	(53,296)	268,927
Other-than-temporary impairments of CityCenter investment (E)	(1,915,153)	(1,972,633)
Fair value adjustments upon acquisition of Grand Victoria investment (F)	267,190	267,190
Other adjustments (G)	(382,577)	(274,113)

	$1,374,836	$1,444,547

(A)	Primarily relates to land and fixed assets.
(B)	Relates to interest capitalized on the Company’s investment balance during development and construction stages.
(C)	Created by contributions to CityCenter under the completion guarantee recognized as equity contributions by the joint venture split between the partners.
(D)

During 2013, the Company converted its CityCenter sponsor notes to equity, resolving the basis difference related to such notes which were previously recognized as long-term debt by CityCenter. The remaining basis difference relates to interest on the notes capitalized by CityCenter during development.

(E)	The impairment of the Company’s CityCenter investment includes $426 million of impairments allocated to land.
(F)	Relates to indefinite-lived gaming license rights for Grand Victoria.
(G)

Other adjustments include the deferred gain on assets contributed to CityCenter upon formation of the joint venture and other-than-temporary impairments of the Company’s investment in Grand Victoria and Silver Legacy. In 2012, other adjustments included a receivable from CityCenter related to condominium proceeds which was expected to be reimbursed to the Company.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	At December 31,
	2013	2012
	(In thousands)
Goodwill:
Mirage Resorts acquisition (2000)	$30,451	$30,451
Mandalay Resort Group acquisition (2005)	40,524	40,524
MGM China acquisition (2011)	2,826,467	2,831,872

	$2,897,442	$2,902,847

Indefinite-lived intangible assets:
Detroit development rights	$98,098	$98,098
Trademarks, license rights and other	232,123	234,073

Total indefinite-lived intangible assets	330,221	332,171

Finite-lived intangible assets:
MGM China gaming subconcession	4,513,631	4,515,991
Less: Accumulated amortization	(526,152)	(358,873)

	3,987,479	4,157,118
MGM Macau land concession	84,727	84,772
Less: Accumulated amortization	(11,003)	(6,737)

	73,724	78,035
MGM China customer lists	128,961	129,028
Less: Accumulated amortization	(101,240)	(75,550)

	27,721	53,478
MGM China gaming promoter relationships	180,545	180,640
Less: Accumulated amortization	(116,335)	(71,223)

	64,210	109,417
Maryland license and other intangible assets	51,827	30,226
Less: Accumulated amortization	(23,321)	(22,612)

	28,506	7,614

Total finite-lived intangible assets, net	4,181,640	4,405,662

Total other intangible assets, net	$4,511,861	$4,737,833

Goodwill related to the Mirage Resorts acquisition relates to Bellagio and The Mirage. Goodwill related to the Mandalay Resort Group acquisition relates to Gold Strike Tunica.

The Company’s indefinite-lived intangible assets consist primarily of development rights in Detroit, trademarks and license rights, of which $213 million consists of trademarks and trade names related to the Mandalay Resort Group acquisition.

Gaming subconcession. Pursuant to the agreement dated June 19, 2004 between MGM Grand Paradise and Sociedade de Jogos de Macau, S.A. (“SJM”), a gaming subconcession was acquired by MGM Grand Paradise for the right to operate casino games of chance and other casino games for a period of 15 years commencing on April 20, 2005. The Company cannot provide any assurance that the gaming subconcession will be extended beyond the original terms of the agreement; however, management believes that the gaming subconcession will be extended, given that the land concession agreement with the government extends significantly beyond the gaming subconcession. In addition, management believes that the fair value of MGM China reflected in the IPO pricing suggests that market participants have assumed the gaming subconcession will be extended beyond its initial term. As such, the Company was amortizing the gaming subconcession intangible asset on a straight-line basis over the initial term of the land concession through April 6, 2031. In January 2013, the Company’s Cotai land concession was gazetted by the Macau government at which time the Company determined that the estimated remaining useful life of its gaming subconcession would be extended through the initial 25-year term of the Cotai land concession, ending in January 2038.

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

Maryland license. In December 2013, the Company was awarded a license to operate a casino in Maryland. The consideration paid to the State of Maryland for the license fee will be considered a finite-lived intangible asset that will be amortized beginning upon the opening of the resort.

Other. The Company’s other finite–lived intangible assets consist primarily of lease acquisition costs amortized over the life of the related leases, and certain license rights amortized over their contractual life.

Total amortization expense related to intangible assets was $243 million, $321 million and $181 million for 2013, 2012, and 2011, respectively. Estimated future amortization is as follows:

(In thousands)
Years ending December 31,
2014	$231,545
2015	199,280
2016	174,697
2017	172,397
2018	172,397
Thereafter	3,231,324

$4,181,640

NOTE 8 — OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	At December 31,
	2013	2012
	(In thousands)
Payroll and related	$394,709	$368,702
Advance deposits and ticket sales	104,504	102,428
Casino outstanding chip liability	409,917	260,957
Casino front money deposits	125,180	131,187
MGM China gaming promoter commissions	118,122	114,631
Other gaming related accruals	137,181	141,195
Taxes, other than income taxes	236,991	223,308
Completion guarantee liability	97,223	27,867
Other	146,974	147,690

	$1,770,801	$1,517,965

NOTE 9 — LONG-TERM DEBT

Long-term debt consisted of the following:

	At December 31,
	2013	2012
	(In thousands)
Senior credit facility:
$2,772 million ($2,800 million at December 31, 2012) term loans, net	$2,765,041	$2,791,284
MGM Grand Paradise credit facility	553,242	553,531
$462.2 million 6.75% senior notes, due 2013	-	462,226
$150 million 7.625% senior subordinated debentures, due 2013, net	-	150,539
$508.9 million 5.875% senior notes, due 2014, net	508,848	508,540
$875 million 6.625% senior notes, due 2015, net	876,022	876,634
$1,450 million 4.25% convertible senior notes, due 2015, net	1,456,153	1,460,780
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$500 million 10% senior notes, due 2016, net	496,987	496,110
$743 million 7.625% senior notes, due 2017	743,000	743,000
$475 million 11.375% senior notes, due 2018, net	467,451	466,117
$850 million 8.625% senior notes, due 2019	850,000	850,000
$500 million 5.25% senior notes, due 2020	500,000	-
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$0.6 million 7% debentures, due 2036, net	572	572
$4.3 million 6.7% debentures, due 2096	4,265	4,265
Other notes	-	36

	$13,447,230	$13,589,283

Debt due within one year of the December 31, 2013 balance sheet date is classified as long-term because the Company has both the intent and ability to refinance such amounts on a long-term basis.

Interest expense, net consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Total interest incurred	$862,417	$1,117,327	$1,086,865
Interest capitalized	(5,070)	(969)	(33)

	$857,347	$1,116,358	$1,086,832

Senior credit facility. At December 31, 2013, the Company’s senior credit facility consisted of a $1.2 billion revolving credit facility, a $1.04 billion term loan A facility and a $1.73 billion term loan B facility. The revolving and term loan A facilities bear interest at LIBOR plus an applicable rate determined by the Company’s credit rating (2.75% as of December 31, 2013). The term loan B facility was re-priced in May 2013 and bears interest at LIBOR plus 2.50%, with a LIBOR floor of 1.00% (3.50% as of December 31, 2013). As a result of the May 2013 re-pricing, the Company recorded a loss of $4 million on retirement of debt in “Other, net.” The revolving and term loan A facilities mature in December 2017 and the term loan B facility matures in December 2019. The term loan A and term loan B facilities are subject to scheduled amortization payments on the last day of each calendar quarter from and after March 31, 2013 in an amount equal to 0.25% of the original principal balance. The Company permanently repaid $28 million in 2013, in accordance with the scheduled amortization. The Company had $1.2 billion of available borrowing capacity under its senior credit facility at December 31, 2013. At December 31, 2013, the interest rate on the term loan A was 2.92% and the interest rate on the term loan B was 3.50%. The Company’s senior credit facility was amended and restated in February 2012 and again in December 2012. In connection with these transactions the Company recorded losses on retirements of debt of $107 million in “Other, net” during 2012 related to previously recorded discounts and certain debt issuance costs.

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

The senior credit facility contains customary representations and warranties and customary affirmative and negative covenants. In addition, the senior credit facility requires the Company and its restricted subsidiaries to maintain a minimum trailing four-quarter EBITDA and limits the ability of the Company and its restricted subsidiaries to make capital expenditures and investments. As of December 31, 2013, the Company and its restricted subsidiaries are required to maintain a minimum EBITDA (as defined) of $1.05 billion. The minimum EBITDA increases to $1.10 billion for March 31, 2014 and June 30, 2014 and to $1.20 billion for September 30, 2014 and December 31, 2014, with periodic increases thereafter. EBITDA for the trailing twelve months ended December 31, 2013 calculated in accordance with the terms of the senior credit facility was $1.31 billion. The senior credit facility limits the Company and its restricted subsidiaries to capital expenditures of $500 million per fiscal year, with unused amounts in any fiscal year rolling over to the next fiscal year, but not any fiscal year thereafter. In addition, the senior credit facility limits the Company’s ability to make investments subject to certain thresholds and other important exceptions. The Company and its restricted subsidiaries were within the limit of capital expenditures for the calendar year 2013.

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

MGM China credit facility. At December 31, 2013, the MGM China credit facility consisted of approximately $550 million of term loans and an approximately $1.45 billion revolving credit facility due October 2017. The credit facility is subject to scheduled amortization payments beginning in 2016. The outstanding balance at December 31, 2013 was comprised solely of term loans. The interest rate on the facility fluctuates annually based on HIBOR plus a margin, which ranges between 1.75% and 2.50%, based on MGM China’s leverage ratio. The margin was 1.75% at December 31, 2013. MGM China is a joint and several co-borrower with MGM Grand Paradise. MGM Grand Paradise’s interest in the Cotai land use right agreement will become collateral under the MGM China credit facility upon finalization of the appropriate government approvals. The material subsidiaries of MGM China continue to guarantee the facilities, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the amended facilities. The credit facility will be used for general corporate purposes and for the development of the Cotai project.

The MGM China credit facility agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of MGM China and its subsidiaries to make investments, pay dividends and sell assets, and to incur additional debt and additional liens. MGM China is also required to maintain compliance with a maximum consolidated total leverage ratio of 4.50 to 1.00 prior to the first anniversary of the MGM Cotai opening date and 4.00 to 1.00 thereafter, in addition to a minimum interest coverage ratio of 2.50 to 1.00. MGM China was in compliance with its credit facility covenants at December 31, 2013.

Senior Notes. During 2013, the Company repaid its $462 million 6.75% senior notes and $150 million 7.625% senior subordinated debentures at maturity. In 2012, the Company repaid the $535 million of outstanding principal amount of its 6.75% senior notes at maturity.

In 2013, the Company issued $500 million of 5.25% senior notes, due 2020 for net proceeds of $494 million. The Company issued the following senior notes in 2012:

•	$850 million of 8.625% senior notes due 2019 for net proceeds of $836 million;
•	$1.0 billion of 7.75% senior notes due 2022 for net proceeds of $986 million;
•	$1.0 billion of 6.75% senior notes due 2020 for net proceeds of $986 million; and
•	$1.25 billion of 6.625% senior notes due 2021 for net proceeds of $1.23 billion.

The senior notes are unsecured and otherwise rank equally in right of payment with the Company’s existing and future indebtedness.

Tender offers. In December 2012, the Company completed the early settlement of its tender offers for its 13% senior secured notes due 2013, 10.375% senior secured notes due 2014, 11.125% senior secured notes due 2017 and 9% senior secured notes due 2020 and called for redemption of all of the secured notes that were not purchased on the early settlement date and satisfied and discharged the indentures governing the secured notes. As a result of the redemption and the satisfaction and discharge of the secured notes indentures, the Company was released from its obligations under the indentures and all of the collateral securing those notes was released. The Company recorded a loss on retirement of the secured notes of $457 million in “Other, net” which included $379 million of premiums paid to redeem or discharge the debt, the write-off of $75 million of previously recorded discounts and debt issuance costs, and $3 million of other costs in 2012.

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

In June 2011, the Company sold an additional $300 million in aggregate principal amount of the Company’s 4.25% convertible senior notes due 2015 (the “Notes”) on terms that were consistent with those governing the Company’s existing convertible senior notes due 2015 for a purchase price of 103.805% of the principal amount to an indirect wholly owned subsidiary of Ms. Pansy Ho in a transaction exempt from registration under the Securities Act of 1933, as amended. The Notes are convertible at an initial conversion rate, subject to adjustment under certain circumstances, of approximately 53.83 shares of the Company’s common stock per $1,000 principal amount of the Notes. The Company received approximately $311 million in proceeds related to this transaction. The initial agreement to sell the Notes occurred in April 2011, and the Notes were not sold until June 2011. The agreement to issue the Notes at a later date based on the fixed terms described above constituted a derivative instrument. At issuance, the fair value of the derivative instrument was equal to the difference between the fair value of the Notes and the Notes’ issuance price. The Notes were recorded at fair value determined by the trading price (105.872%) of the Company’s existing convertible notes on the date of issuance of the Notes, with the difference recorded as a premium to be recognized over the term of the Notes. The Company recorded a loss of $6 million related to the change in fair value of the derivative in “Other, net” non-operating expense during 2011.

Maturities of long-term debt. Maturities of the Company’s long-term debt as of December 31, 2013 are as follows:

(In thousands)
Years ending December 31,
2014	$536,900
2015	2,353,000
2016	1,641,959
2017	2,183,432
2018	492,500
Thereafter	6,249,817

13,457,608
Debt premiums and discounts, net	(10,378)

$13,447,230

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at December 31, 2013 was approximately $14.9 billion. The estimated fair value of the Company’s long-term debt at December 31, 2012 was approximately $14.3 billion. Fair value was estimated using quoted market prices for the Company’s senior notes, senior subordinated notes and senior credit facility. Carrying value of the MGM Grand Paradise credit facility approximates fair value.

NOTE 10 — INCOME TAXES

The Company recognizes deferred income tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

Consolidated income (loss) before taxes for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Domestic operations	$(419,316)	$(2,048,868)	$(902,613)
Foreign operations	507,081	314,655	3,734,244

	$87,765	$(1,734,213)	$2,831,631

The income tax benefit (provision) attributable to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Federal
Current	$3,532	$1,636	$(1,237)
Deferred (excluding separate components)	455,610	602,668	57,573
Deferred—operating loss carryforward	(305,760)	89,954	260,167
Deferred—valuation allowance	(134,027)	(608,015)	-
Other noncurrent	14,523	(1,587)	(2,812)

Benefit for federal income taxes	33,878	84,656	313,691

State
Current	(1,812)	(3,466)	(4,482)
Deferred (excluding separate components)	1,753	24,104	9,472
Deferred—operating loss carryforward	393	9,221	(3,357)
Deferred—valuation allowance	(4,374)	(2,579)	(7,787)
Deferred—enacted changes in tax laws or rates	-	-	(12,743)
Other noncurrent	880	(5,493)	(1,320)

Benefit (provision) for state income taxes	(3,160)	21,787	(20,217)

Foreign
Current	(2,214)	(3,217)	(3,800)
Deferred (excluding separate components)	(70,440)	12,471	113,639
Deferred—operating loss carryforward	1,312	(782)	-
Deferred—valuation allowance	9,361	2,386	-

Benefit (provision) for foreign income taxes	(61,981)	10,858	109,839

	$(31,263)	$117,301	$403,313

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Federal income tax statutory rate	35.0%	35.0%	35.0%
Foreign tax credit, net of valuation allowance	(523.3)	19.8	-
Repatriation of foreign earnings	523.3	(19.2)	-
Federal valuation allowance	152.7	(35.1)	-
State income tax, net of federal benefit and valuation allowance	2.3	0.8	0.5
Settlements with taxing authorities	(16.6)	-	-
Macau deferred tax liability re-measurement	68.1	-	-
Foreign jurisdiction income/losses taxed at other than 35%	(199.7)	7.0	(2.1)
Foreign jurisdiction tax rate change	-	-	(4.6)
MGM China acquisition gain	-	-	(43.2)
Tax credits	(9.3)	0.5	(0.2)
Permanent and other items	3.1	(2.0)	0.4

	35.6%	6.8%	(14.2)%

The major tax-effected components of the Company’s net deferred tax liability are as follows:

	At December 31,
	2013	2012
	(In thousands)
Deferred tax assets—federal and state:
Senior secured notes retirement	$647	$233,312
Bad debt reserve	37,327	38,048
Deferred compensation	3,680	3,080
Net operating loss carryforward	304,077	601,226
Accruals, reserves and other	148,438	88,097
Investments in unconsolidated affiliates	282,258	338,945
Stock-based compensation	31,185	36,728
Tax credits	1,796,599	820,299

	2,604,211	2,159,735
Less: Valuation allowance	(1,665,846)	(1,032,423)

	938,365	1,127,312

Deferred tax assets—foreign:
Bad debt reserve	333	1,477
Net operating loss carryforward	55,834	50,075
Accruals, reserves and other	154	1,439
Property and equipment	11,204	10,218

	67,525	63,209
Less: Valuation allowance	(56,071)	(60,975)

	11,454	2,234

Total deferred tax assets	$949,819	$1,129,546

Deferred tax liabilities—federal and state:
Property and equipment	(2,488,287)	(2,505,602)
Long-term debt	(360,666)	(550,811)
Cost method investments	(23,944)	(8,323)
Intangibles	(105,231)	(103,094)

	(2,978,128)	(3,167,830)

Deferred tax liabilities—foreign:
Intangibles	(321,116)	(256,174)

	(321,116)	(256,174)

Total deferred tax liability	$(3,299,244)	$(3,424,004)

Net deferred tax liability	$(2,349,425)	$(2,294,458)

Income generated from gaming operations of MGM Grand Paradise, which is wholly owned by MGM China, is exempted from Macau’s 12% complementary tax for the five-year period ending December 31, 2016, pursuant to approval from the Macau government, granted on September 22, 2011. Absent this exemption, “Net income attributable to MGM Resorts International” would have been reduced by $43 million and $34 million for 2013 and 2012, respectively, and net income per share (diluted) would have been reduced by $0.09 and $0.07 for 2013 and 2012, respectively. The approval granted in 2011 represented the second five-year exemption period granted to MGM Grand Paradise. The Company measures the net deferred tax liability of MGM Grand Paradise under the assumption that it will receive an additional five-year exemption beyond 2016. Such assumption is based upon the granting of a third five-year exemption to a competitor of MGM Grand Paradise. The Company believes MGM Grand Paradise should also be entitled to a third five-year exemption in order to ensure non-discriminatory treatment among gaming concessionaires and subconcessionaires, a requirement under Macanese law. The net deferred tax liability of MGM Grand Paradise was re-measured during the first quarter of 2013 due to the extension of the amortization period of the Macau gaming subconcession in connection with the effectiveness of the Cotai land concession. This resulted in an increase in the net deferred tax liability and a corresponding increase in provision for income taxes of $65 million in 2013.

Non-gaming operations remain subject to the Macau complementary tax. MGM Grand Paradise had at December 31, 2013 a complementary tax net operating loss carryforward of $459 million resulting from non-gaming operations that will expire if not utilized against non-gaming income in years 2014 through 2016. The Macanese net operating loss carryforwards are fully offset by a valuation allowance.

MGM Grand Paradise’s exemption from the Macau 12% complementary tax on gaming profits does not apply to dividend distributions of such profits to MGM China. However, in June 2012, MGM Grand Paradise reached an agreement with the Macau government to settle the 12% complementary tax that would otherwise be due by its shareholders (including MGM China) on distributions of its gaming profits by paying a flat annual payment (“annual fee arrangement”) regardless of the amount of distributable dividends. Such annual fee arrangement covered the years 2007 through 2011, including a distribution that was made during the first quarter of 2012 (the “covered period”). Cumulative annual payments of $4 million for the covered period were paid, and a corresponding reduction to benefit for income taxes was recorded in 2012. Shareholders of MGM Grand Paradise are not subject to the complementary tax on distributions they received during the covered period as a result of the annual fee arrangement. Consequently, the Company reversed complementary taxes previously accrued on such distributions resulting in a $19 million increase to benefit for income taxes in 2012. MGM Grand Paradise submitted a request for a five-year extension of the annual fee arrangement covering all years through 2016 (“extended annual fee arrangement”), which was approved by the Macau government in December 2012. Annual payments of $2 million are required under the extended annual fee arrangement. The $2 million annual payment for 2013 and 2012 was accrued and a corresponding provision for income taxes was recorded in each year.

The Company repatriated $312 and $263 million of foreign earnings and profits in 2013 and 2012, respectively. At December 31, 2013, there are approximately $282 million of unrepatriated foreign earnings and profits, all of which the Company anticipates will be repatriated in 2014 without the incurrence of additional U.S. income tax expense. Accordingly, no deferred tax liability has been recorded for those earnings. Creditable foreign taxes associated with the repatriated earnings and profits increased the Company’s foreign tax credit carryover by $968 million and $785 million in 2013 and 2012, respectively. Such foreign taxes consist of the Macau Special Gaming Tax, which the Company believes qualifies as a tax paid in lieu of an income tax that is creditable against U.S. income taxes. The foreign tax credit carryovers expire as follows: $2 million in 2015; $785 million in 2022; and $968 million in 2023. The foreign tax credit carryovers are subject to valuation allowance as described further below.

The Company has a U.S. federal income tax net operating loss carryforward of $808 million that will begin to expire in 2031, an alternative minimum tax credit carryforward of $24 million that will not expire, a general business tax credit carryforward of $17 million that will begin to expire in 2029 and a charitable contribution carryforward of $12 million, of which $3 million will expire in 2014 and the remainder thereafter.

At December 31, 2013, the Company is not close to the 50% ownership change threshold set forth in Internal Revenue Code section 382. Should the 50% ownership change threshold be exceeded in a future period, the Company’s U.S. federal income tax net operating losses and tax credits incurred prior to the ownership change would generally be subject to a post-change annual usage limitation equal to the value of the Company at the time of the ownership change multiplied by the long-term tax exempt rate at such time as established by the Internal Revenue Service.

For state income tax purposes, the Company has Illinois and New Jersey net operating loss carryforwards of $80 million and $231 million, respectively, which equates to deferred tax assets after federal tax effect and before valuation allowance, of $4 million and $14 million, respectively. The Illinois net operating loss carryforwards will expire if not utilized by 2021 through 2025. The New Jersey net operating loss carryforwards will expire if not utilized by 2014 through 2033.

During 2011, the state of Michigan enacted changes in its corporate tax law that became effective on January 1, 2012. The state replaced the Michigan Business Tax (“MBT”) regime with a new Corporate Income Tax (“CIT”) regime that taxes unitary combined income apportioned to the state at a 6% rate. Net operating loss carryforwards generated under the MBT, of which the Company had $198 million at December 31, 2011, may not be carried over and utilized under the CIT. Losses generated under the CIT will have a 10 year carryforward period. Furthermore, the book-tax difference deduction, which would have been available under the MBT in 2015 through 2029, is not available under the CIT. During 2011, the Company recorded an increase to the net Michigan deferred tax liability in the amount of $8 million, after federal effect, to reflect the impact of this tax law change, with a corresponding reduction to income tax benefit.

Given the negative impact of the U.S. economy on the results of operations in the past several years, the Company no longer relies on future domestic operating income in assessing the realizability of its domestic deferred tax assets and now relies only on the future reversal of existing domestic taxable temporary differences. As of December 31, 2013, the scheduled future reversal of existing U.S. federal deductible temporary differences exceeds the scheduled future reversal of existing U.S. federal taxable temporary differences and a valuation allowance is provided for this excess. At December 31, 2013, such valuation allowance was $1.65 billion. In addition, there is a $16 million valuation allowance, after federal effect, provided on certain state deferred tax assets and a valuation allowance of $56 million on certain Macau deferred tax assets because the Company believes these assets do not meet the “more likely than not” criteria for recognition.

The Company assesses its tax positions using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts, and at December 31, 2013, the Company has classified $16 million as current in “Other accrued liabilities” and $87 million as long-term in “Other long-term obligations,” based on the time until expected payment.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Gross unrecognized tax benefits at January 1	$153,184	$145,799	$134,417
Gross increases – Prior period tax positions	6,082	6,903	9,360
Gross decreases – Prior period tax positions	(35,508)	(12,639)	(13,772)
Gross increases – Current period tax positions	4,064	13,121	15,794
Settlements with taxing authorities	(21,576)	-	-

Gross unrecognized tax benefits at December 31	$106,246	$153,184	$145,799

The total amount of unrecognized tax benefits that, if recognized, would typically affect the effective tax rate was $32 million and $39 million at December 31, 2013 and 2012, respectively. Of these amounts, unrecognized tax benefits related to permanent differences of $6 million at both December 31, 2013 and 2012, that would otherwise impact the effective tax rate, would not impact the effective tax rate if recognized in years when the Company has a valuation allowance provided against its U.S federal deferred tax assets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $17 million and $29 million in interest related to unrecognized tax benefits accrued at December 31, 2013 and 2012, respectively. No amounts were accrued for penalties as of either date. Income tax expense for the years ended December 31, 2013, 2012 and 2011 includes interest expense or benefit related to unrecognized tax benefits as follows: $12 million benefit in 2013, $3 million expense in 2012, and none in 2011.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and foreign jurisdictions, although the taxes paid in foreign jurisdictions are not material. As of December 31, 2013, the Company is no longer subject to examination of its U.S. consolidated federal income tax returns filed for years ended prior to 2005. The IRS completed its examination of the consolidated federal income tax returns for the 2003 and 2004 tax years during 2010 and the Company paid $12 million in tax and $4 million in associated interest with respect to adjustments to which the Company agreed, and protested with IRS Appeals issues to which the Company did not agree. The Company favorably settled during the first quarter of 2013 all issues on appeal with IRS Appeals resulting in a refund of $2 million, including interest. During the fourth quarter of 2010, the IRS opened an examination of the consolidated federal income tax returns for the 2005 through 2009 tax years. The IRS completed its examination during 2013 and the Company tentatively agreed to all proposed adjustments. This agreement is subject to final approval from the Joint Committee on Taxation and the examination will not be considered settled until such approval is received, which is anticipated to occur in the next 12 months. The Company deposited $30 million with the IRS to cover the expected cash taxes and interest resulting from the tentatively agreed adjustments for this examination and the examinations discussed below.

During the first quarter of 2011, the IRS opened examinations of the 2007 through 2008 tax years of CityCenter Holdings, LLC, an unconsolidated affiliate treated as a partnership for income tax purposes and the 2008 through 2009 tax years of MGM Grand Detroit, LLC, a subsidiary treated as a partnership for income tax purposes. The IRS completed these examinations in 2013 and the Company agreed to all proposed adjustments. The impact of these adjustments is included in the $30 million deposit described above.

During the fourth quarter of 2010, the Company and its joint venture partner reached tentative settlement with IRS Appeals with respect to the audit of the 2003 and 2004 tax years of a cost method investee that is treated as a partnership for income tax purposes. The adjustments to which the Company agreed in such tentative settlement were included in the final settlement reached with IRS Appeals with respect to the 2003 and 2004 examination of the consolidated federal income tax return. The IRS completed during 2013 its examination of the 2005 through 2009 tax years of this investee and the Company agreed to all proposed adjustments. The impact of these adjustments is included in the $30 million deposit described above.

As of December 31, 2013, other than adjustments resulting from the federal income tax audits discussed above and the exceptions noted below, the Company was no longer subject to examination of its various state and local tax returns filed for years ended prior to 2009. The state of Michigan initiated during the second quarter of 2013 a review of the Michigan Business Tax returns of MGM Grand Detroit, LLC for the 2009 through 2011 tax years to determine whether to open an examination of one or more of these years but has not yet indicated whether such an examination will take place. During 2010, the state of Illinois initiated an audit of the Company’s Illinois combined returns for the 2006 and 2007 tax years. Such audit closed in 2012 resulting in an immaterial refund of taxes from such years. During 2010, the state of New Jersey began audit procedures of a cost method investee for the 2003 through 2006 tax years. No other state or local income tax returns are currently under examination.

The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits at December 31, 2013 may decrease by up to $82 million within the next twelve months on the expectation during such period of settlement of the IRS examination of the 2005 through 2009 consolidated federal income tax returns by virtue of final approval from the Joint Committee on Taxation of the findings of the IRS examination team.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases. The Company leases real estate and various equipment under operating and, to a lesser extent, capital lease arrangements. Certain real estate leases provide for escalation of rent based upon a specified price index and/or based upon periodic appraisals.

At December 31, 2013, the Company was obligated under non-cancellable operating leases and capital leases to make future minimum lease payments as follows:

	Operating Leases	Capital Leases
	(In thousands)
2014	$42,951	$965
2015	42,164	878
2016	41,387	234
2017	16,322	-
2018	17,739	-
Thereafter	1,095,046	-

Total minimum lease payments	$1,255,609	2,077

Less: Amounts representing interest		(99)

Total obligations under capital leases		1,978
Less: Amounts due within one year		(898)

Amounts due after one year		$1,080

The current and long-term obligations under capital leases are included in “Other accrued liabilities” and “Other long-term obligations,” respectively. Rental expense for operating leases was $41 million for 2013, $33 million for 2012 and $30 million for 2011, which included short term rentals charged to rent expense. In 2013, rental expense includes $7 million related to the Cotai land concession. The Company accounts for the Cotai land concession contract as an operating lease for which the required upfront payments are amortized over the initial 25-year contract term. Rent recognized for the Cotai land concession is included in “Preopening and start-up expenses” prior to opening.

In April 2013, the Company entered into a ground lease agreement for an approximate 23 acre parcel of land in connection with the MGM National Harbor project. In December 2013, the Company was awarded a license to operate a casino in Maryland. The ground lease will be accounted for as an operating lease with rent beginning once all land use entitlements have been received. The Company expects to receive all land use entitlements by July 2014.

Cotai land concession contract. MGM Grand Paradise’s land concession contract for an approximate 17.8 acre site in Cotai, Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual payments. As of December 31, 2013, MGM China had paid $71 million of the contract premium recorded within other long-term assets, net. In January 2014, MGM China paid the second semi-annual payment of $15 million under the land concession contract. Including interest on the six remaining semi-annual payments, MGM China has approximately $88 million remaining payable for the land concession contract. In addition, MGM Grand Paradise is required to pay the Macau government approximately $269,000 per year in rent during the course of development of the land and approximately $681,000 per year in rent once the development is completed. The annual rent is subject to review by the Macau government every five years. Under the terms of the land concession contract, MGM Grand Paradise is required to complete the development of the land by January 2018.

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

In April 2010, Perini served an amended complaint in this case, which joins as defendants many owners of CityCenter residential condominium units (the “Condo Owner Defendants”), added a count for foreclosure of Perini's recorded master mechanic’s lien against the CityCenter property in the amount of approximately $491 million, and asserted the priority of this mechanic’s lien over the interests of the CityCenter Owners, the Condo Owner Defendants and CityCenter lenders in the CityCenter property.

The CityCenter Owners and the other defendants dispute Perini’s allegations and contend that the defendants are entitled to substantial amounts from Perini, including offsets against amounts claimed to be owed to Perini and its subcontractors and damages based on breach of their contractual and other duties to CityCenter, duplicative payment requests, non-conforming work, lack of proof of alleged work performance, defective work related to the Harmon, property damage and Perini’s failure to perform its obligations to pay certain subcontractors and to prevent filing of liens against CityCenter. Parallel to the court litigation, CityCenter management conducted an extra-judicial program for settlement of CityCenter subcontractor claims. CityCenter has resolved the claims of 219 first-tier Perini subcontractors (including the claims of any lower-tier subcontractors that might have claims through those first-tier subcontractors), with only three remaining for further proceedings along with trial of Perini’s claims and CityCenter’s Harmon-related counterclaim and other claims by CityCenter against Perini and its parent guarantor, Tutor Perini. Two of the remaining subcontractors are implicated in the defective work at the Harmon. In August 2013, Perini recorded an amended notice of lien reducing its lien to approximately $167 million.

In November 2012, Perini filed a second amended complaint which, among other things, added claims against the CityCenter defendants of breach of contract (alleging that CityCenter’s Owner Controlled Insurance Program (“OCIP”) failed to provide adequate project insurance for Perini with broad coverages and high limits), and tortious breach of the implied covenant of good faith and fair dealing (alleging improper administration by CityCenter of the OCIP and Builders Risk insurance programs).

CityCenter reached a settlement agreement with certain professional service providers against whom it had asserted claims in this litigation for errors or omissions with respect to the CityCenter project, which settlement has been approved by the court. Further, CityCenter and Perini have entered a settlement agreement which resolves most but not all of the components of Perini’s non-Harmon-related lien claim against CityCenter. Pursuant to the parties’ stipulation, on February 24, 2014, Perini filed a revised lien for $174 million as the amount claimed by Perini and the remaining Harmon-related subcontractors. Trial of the remainder of Perini’s lien claim, the remaining subcontractors’ claims against CityCenter, and CityCenter’s counterclaims against Perini and certain subcontractors for defective work at the Harmon has been rescheduled to commence on September 23, 2014.

CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the Perini lawsuit. The Company believes it is probable that the CityCenter Owners and the other defendants will be liable for $152 million in connection with the non-Harmon settlement agreement and remaining claims in this lawsuit. Amounts determined to be owed would be funded in part under the Company’s completion guarantee which is discussed below. The Company does not believe it is reasonably possible it will be liable for any material amount in excess of its estimate of its probable liability. The Company’s estimate of its probable liability does not include any offset for amounts that may be recovered on its counterclaims against Perini and certain subcontractors for defective work at the Harmon.

Please see below for further discussion on the Company’s completion guarantee obligation which may be impacted by the outcome of the above litigation and the joint venture’s extra-judicial settlement process.

CityCenter completion guarantee. In October 2013, the Company entered into a third amended and restated completion and cost overrun guarantee, which is collateralized by substantially all of the assets of Circus Circus Las Vegas, as well as certain undeveloped land adjacent to that property. The terms of the amended and restated completion guarantee provide CityCenter the ability to utilize up to $72 million of net residential proceeds to fund construction costs, or to reimburse the Company for construction costs previously expended. As of December 31, 2013, CityCenter is holding approximately $72 million in a separate bank account representing the remaining condo proceeds available to fund completion guarantee obligations or be reimbursed to the Company. In accordance with the amended and restated completion guarantee, such amounts may only be used to fund construction lien obligations or to reimburse the Company once the Perini litigation is settled.

As of December 31, 2013, the Company has funded $716 million under the completion guarantee and has accrued a liability of $97 million, which includes estimated litigation costs related to the resolution of disputes with contractors concerning the final construction costs and estimated amounts to be paid to contractors through the legal process related to the Perini litigation. The Company does not believe it is reasonably possible it could be liable for amounts in excess of what it has accrued. The Company’s estimated obligation has been offset by the $72 million of condominium proceeds received and held in escrow by CityCenter, which are available to fund construction lien claims upon the resolution of the Perini litigation. Also, the Company’s accrual reflects certain estimated offsets to the amounts claimed by the contractors. Moreover, the Company has not accrued for any contingent payments to CityCenter related to the Harmon component.

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

In May 2013, CityCenter completed additional Phase 4 destructive testing of 468 structural elements at the Harmon, analysis of which data confirmed the existence of a wide variety of construction defects throughout the Harmon tower. In his June 2013 expert report CityCenter’s structural engineer opined that the additional test results and extrapolation thereof to untested portions of the building show that after a service-level earthquake (typically defined as an earthquake with a 50% chance of occurring in 30 years), the Harmon can be expected to sustain extensive damage and failure of many structural elements, and in a large earthquake, such as a building code-level earthquake, critical elements of the Harmon are likely to fail and lead to a partial or complete collapse of the tower. In April 2013, Perini’s structural engineering expert John A. Martin & Associates (“JAMA”) had sent a letter to the Building Division which declared in part that JAMA no longer believes that the Harmon Tower can be repaired to a code compliant structure, which condition JAMA attributed to CityCenter’s building testing. On July 18, 2013 CityCenter filed a renewed motion with the district court for permission to demolish the Harmon. On August 23, 2013, the court granted CityCenter’s motion, and CityCenter has commenced planning for demolition of the building. On January 31, 2014, the court revoked its prior authorization of demolition of the Harmon, without prejudice to renewal of the application, on the grounds that CityCenter’s non-party builder’s risk insurer requested further testing in the building.

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

Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $500 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At December 31, 2013, the Company had provided $35 million of total letters of credit. At December 31, 2013, MGM China had provided approximately $39 million of guarantees under its credit facility.

Other litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 12 — STOCKHOLDERS’ EQUITY

Authorized common stock. In June 2011, the stockholders of the Company approved a proposal to amend and restate the Amended and Restated Certificate of Incorporation of the Company to increase the Company’s number of authorized shares of common stock to 1,000,000,000 shares.

Stock repurchases. Share repurchases are only conducted under repurchase programs approved by the Board of Directors and publicly announced. At December 31, 2013, the Company had 20 million shares available for repurchase under the May 2008 authorization, subject to limitations under the Company’s agreements governing its long-term indebtedness. The Company did not repurchase any shares during 2013, 2012 or 2011.

MGM China dividend. MGM China paid a $113 million interim dividend in September 2013, of which $58 million remained within the consolidated entity and $55 million was distributed to noncontrolling interests, and a $500 million special dividend in March 2013, of which $255 million remained within the consolidated entity and $245 million was distributed to noncontrolling interests.

MGM China paid an approximately $400 million special dividend in March 2012, of which approximately $204 million remained within the consolidated entity and approximately $196 million was distributed to noncontrolling interests.

In February 2014, MGM China's Board of Directors declared a special dividend of approximately $500 million, of which $255 million will remain within the consolidated entity. In addition, in February 2014, MGM China's Board of Directors recommended a final dividend for 2013 of approximately $128 million, subject to approval at the 2014 annual shareholder meeting.

NOTE 13 — NONCONTROLLING INTERESTS

As discussed in Note 3, the Company became the controlling shareholder of MGM China and began consolidating the financial position of MGM China in its financial statements as of June 3, 2011. The noncontrolling interests in MGM China and other minor subsidiaries are presented as a separate component of stockholders’ equity in the Company’s consolidated balance sheets, and the net income attributable to noncontrolling interests is presented on the Company’s consolidated statements of operations. Distributions to noncontrolling interests were $318 million, $207 million and $4 million for the years ended December 31, 2013, 2012 and 2011, respectively, related primarily to MGM China dividends. Net income attributable to noncontrolling interests was $213 million, $151 million and $120 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 14 — STOCK-BASED COMPENSATION

2005 Omnibus Incentive Plan. The Company’s omnibus incentive plan, as amended (the “Omnibus Plan”), allows it to grant stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance share units (“PSUs”) and other stock-based awards to eligible directors, officers and employees of the Company and its subsidiaries. The Omnibus Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee has discretion under the Omnibus Plan regarding which type of awards to grant, the vesting and service requirements, exercise price and other conditions, in all cases subject to certain limits, including:

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

PSUs granted vest subject to a market condition, in which a percentage of the target award granted vests based on the performance of the Company’s stock price in relation to the target price at the end of a three year performance period. Specifically, the ending average stock price must equal the target price, which is defined as 125% of the beginning average stock price, in order for the target award to vest. No shares are issued unless the ending average stock price is at least 60% of the target price, and the maximum payout is capped at 160% of the target award. If the ending average stock price is at least 60% or more of the target price, then the amount of units granted in the target award is multiplied by the stock performance multiplier. The stock performance multiplier equals the ending average stock price divided by the target price. For this purpose, the target and ending prices are based on the average closing price of the Company’s common stock over the 60 calendar day periods ending on the grant date and the third anniversary of the grant date. Expense is recognized on a graded basis over the performance period beginning on the date of grant. Estimated forfeitures are updated periodically with actual forfeitures recognized currently to the extent they differ from the estimate.

As of December 31, 2013, the Company had an aggregate of approximately 15 million shares of common stock available for grant as share-based awards under the Omnibus Plan. A summary of activity under the Company’s share-based payment plans for the year ended December 31, 2013 is presented below:

Stock options and stock appreciation rights (“SARs”)

	Units (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at January 1, 2013	22,929	$14.44
Granted	1,717	19.98
Exercised	(3,027)	10.65
Forfeited or expired	(5,545)	16.09

Outstanding at December 31, 2013	16,074	15.22	3.78	$165,484

Vested and expected to vest at December 31, 2013	15,726	15.21	3.73	$162,736

Exercisable at December 31, 2013	10,393	16.37	2.85	$106,300

As of December 31, 2013, there was a total of $32 million of unamortized compensation related to stock options and SARs expected to vest, which is expected to be recognized over a weighted-average period of 1.6 years.

Restricted stock units (“RSUs”) and performance share units (“PSUs”)

	RSUs		PSUs
		Weighted		Weighted	Weighted
		Average		Average	Average
	Units	Grant-Date	Units	Grant-Date	Target
	(000’s)	Fair Value	(000’s)	Fair Value	Price
Nonvested at January 1, 2013	1,424	$10.17	688	$10.03	$13.37
Granted	566	19.38	373	21.01	23.50
Vested	(580)	10.66	-	-	-
Forfeited	(71)	10.28	(6)	10.03	13.37

Nonvested at December 31, 2013	1,339	13.85	1,055	13.91	16.95

The vested RSUs amount in the table above includes approximately 62,000 vested shares deferred by members of the Board of Directors that will not release until termination from the board. As of December 31, 2013, there was a total of $15 million of unamortized compensation related to RSUs which is expected to be recognized over a weighted-average period of 1.7 years. As of December 31, 2013, there was a total of $10 million of unamortized compensation related to PSUs which is expected to be recognized over a weighted-average period of 2.2 years.

The following table includes additional information related to stock options, SARs and RSUs:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Intrinsic value of share-based awards exercised or RSUs vested	$28,880	$6,451	$4,841
Income tax benefit from share-based awards exercised or RSUs vested	9,975	2,236	1,675

The Company net settles stock option and SAR exercises, whereby shares of common stock are issued equivalent to the intrinsic value of the option or SAR less applicable taxes.

MGM China Share Option Plan. The Company’s subsidiary, MGM China, adopted an equity award plan in 2011 for grants of stock options to purchase ordinary shares of MGM China to eligible directors, employees and non-employees of MGM China and its subsidiaries (“MGM China Plan”). The MGM China Plan is administered by MGM China’s Board of Directors, which has the discretion to determine the exercise price and term of the award, as well as other conditions, in all cases subject to certain limits, including:

•

The maximum number of shares which may be issued upon exercise of all options to be granted under the MGM China Plan shall not in aggregate exceed 10% of the total number of shares in issue as of the date of the shareholders’ approval of the MGM China Plan; and

•

The exercise price of the award must be the higher of the closing price of the stock on the offer date, or the average of the closing price for the five business days immediately preceding the offer date, and the maximum term of the award must not exceed ten years.

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

As of December 31, 2013, MGM China had an aggregate of approximately 359 million shares of options available for grant as share-based awards. A summary of activity under the MGM China Plan for the year ended December 31, 2013 is presented below:

Stock options

	Units (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at January 1, 2013	19,235	$1.98
Granted	1,110	3.20
Exercised	(2,704)	2.00
Forfeited or expired	(725)	2.05

Outstanding at December 31, 2013	16,916	2.06	7.49	$37,291

Vested and expected to vest at December 31, 2013	16,394	2.06	7.48	$21,396

Exercisable at December 31, 2013	6,484	1.98	7.34	$14,769

As of December 31, 2013, there was a total of $10 million of unamortized compensation related to stock options expected to vest, which is expected to be recognized over a weighted-average period of 1.7 years.

The intrinsic value of share-based awards exercised during the year ended December 31, 2013 was $3 million. When shares of common stock are issued pursuant to the exercise of share-based awards, MGM China repurchases and cancels an equivalent number of shares. For the year ended December 31, 2013, MGM China received proceeds of $6 million related to the exercise of share-based awards and expended $9 million to repurchase common stock for cancelation.

Recognition of compensation cost. Compensation cost for both the Omnibus Plan and MGM China Plan was recognized as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Compensation cost
Omnibus Plan	$27,201	$37,588	$41,103
MGM China Plan	6,221	5,840	3,176

Total compensation cost	33,422	43,428	44,279
Less: Reimbursed costs and other	(1,090)	(3,868)	(4,572)

Compensation cost recognized as expense	32,332	39,560	39,707
Less: Related tax benefit	-	(1,660)	(12,712)

Compensation expense, net of tax benefit	$32,332	$37,900	$26,995

Compensation cost for SARs granted under the Omnibus Plan is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	54%	65%	72%
Expected term	4.9 yrs.	5.0 yrs.	4.9 yrs.
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.6%	0.7%	1.0%
Weighted-average fair value of SARs granted	$9.44	$5.60	$5.29

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

Compensation cost for PSUs granted under the Omnibus Plan is based on the fair value of each award, measured by applying a Monte Carlo simulation method on the date of grant, using the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	40%	49%	NA
Expected term	3.0 yrs.	3.0 yrs.	NA
Expected dividend yield	0%	0%	NA
Risk-free interest rate	0.6%	0.4%	NA
Weighted-average fair value of PSUs granted	$21.01	$10.03	NA

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

Compensation cost for stock options granted under the MGM China Plan is based on the fair value of each award, measured by applying the Black-Scholes model on the date of grant, using the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	46%	60%	60%
Expected term	8.0 yrs.	8.0 yrs.	8.0 yrs.
Expected dividend yield	1.2%	0%	0%
Risk-free interest rate	1.7%	2.1%	2.1%
Weighted-average fair value of options granted	$1.39	$1.13	$1.26

Expected volatilities are based on a blend of historical volatility from a selection of companies in MGM China’s peer group and historical volatility of MGM China’s stock price. Expected term considers the contractual term of the option as well as historical exercise behavior of previously granted options. Dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant. The risk-free interest rate is based on rates in effect at the valuation date for the Hong Kong Exchange Fund Notes with maturities matching the relevant expected term of the award.

NOTE 15 — EMPLOYEE BENEFIT PLANS

Multiemployer benefit plans. Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multiemployer health and welfare and defined benefit pension plans. Of these plans, the Company considers the Southern Nevada Culinary and Bartenders Pension Plan (the “Pension Plan”), under the terms of collective-bargaining agreements with the Local Joint Executive Board of Las Vegas for and on behalf of Culinary Workers Union Local No. 226 and Bartenders Union Local No. 165 to be individually significant. The risk of participating in the Pension Plan differs from single-employer plans in the following aspects:

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

Pursuant to its collective-bargaining agreements referenced above, the Company also contributes to UNITE HERE Health (the “Health Fund”), which provides healthcare benefits to its active and retired members. The Company’s participation in the Pension Plan is outlined in the table below.

Expiration Date
		Pension Protection Act		of Collective
	EIN/Pension	Zone Status (1)		Bargaining
Pension Fund	Plan Number	2012	2011	Agreements (2)
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617/001	Green	Green	11/12/14 - 5/31/18

(1)	The trustees of the Pension Plan have elected to apply the extended amortization and the special ten year asset smoothing rules under the Pension Relief Act of 2010.
(2)

The Company is party to ten collective-bargaining agreements that require contributions to the Pension Plan. The agreements between CityCenter Hotel Casino, LLC, Bellagio, Mandalay Corp., MGM Grand Hotel, LLC and the Local Joint Executive Board of Las Vegas are the most significant because more than half of the Company’s employee participants in the Pension Plan are covered by those four agreements.

Contributions to the Company’s multiemployer pension plans and other multiemployer benefit plans were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Multiemployer Pension Plans
Southern Nevada Culinary and Bartenders Pension Plan	$37,691	$35,556	$31,476
Other pension plans not individually significant	8,280	8,083	7,812

Total multiemployer pension plans	$45,971	$43,639	$39,288

Multiemployer Benefit Plans Other Than Pensions
UNITE HERE Health	$167,494	$162,453	$160,270
Other	15,367	14,172	13,608

Total multiemployer benefit plans other than pensions	$182,861	$176,625	$173,878

Hours worked in 2013 increased approximately 3% compared to 2012. Hours worked in 2012 increased approximately 1% compared to 2011 and the contribution rate to the Pension Plan increased in mid-2012 as defined under the collective bargaining agreements. Bellagio, Aria, Mandalay Bay and MGM Grand Las Vegas were listed in the Pension Plan’s Forms 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2012 and 2011. At the date the financial statements were issued, Form 5500 was not available for the plan year ending in 2013. No surcharges were imposed on the Company’s contributions to any of the plans.

Self insurance. The Company is self-insured for most health care benefits and workers compensation for its non-union employees. The liability for health care claims filed and estimates of claims incurred but not reported was $19 million and $22 million at December 31, 2013 and 2012, respectively. The workers compensation liability for claims filed and estimates of claims incurred but not reported was $42 million and $40 million as of December 31, 2013 and 2012, respectively. Both liabilities are included in “Other accrued liabilities.”

Retirement savings plans. The Company has retirement savings plans under Section 401(k) of the IRC for eligible employees. The plans allow employees to defer, within prescribed limits, up to 30% of their income on a pre-tax basis through contributions to the plans. The Company suspended its matching contributions to the plan in 2009, though certain employees at MGM Grand Detroit and Four Seasons were still eligible for matching contributions. The Company reinstated a more limited 401(k) company contribution in 2011 and will continue to monitor the plan contributions as the economy changes. In the case of certain union employees, the Company contributions to the plan are based on hours worked. The Company recorded charges for 401(k) contributions of $13 million, $12 million and $10 million in 2013, 2012 and 2011, respectively.

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

MGM China. MGM China contributes to a retirement plan as part of an employee benefits package for eligible employees. Contributions to the retirement plan were $5 million, $4 million and $2 million for the years ended December 31, 2013, 2012, and 2011, respectively.

NOTE 16 — PROPERTY TRANSACTIONS, NET

Property transactions, net consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Corporate buildings impairment charge	$44,510	$-	$-
Other Nevada land impairment charge	20,354	-	-
Grand Victoria investment impairment	36,607	85,009	-
Borgata investment impairment	-	65,000	61,962
Las Vegas Strip land impairment	-	366,406	-
Atlantic City land impairment	-	166,569	-
Silver Legacy investment impairment	-	-	22,966
Circus Circus Reno impairment	-	-	79,658
Other property transactions, net	23,290	25,065	14,012

	$124,761	$708,049	$178,598

Corporate Buildings. During the second quarter of 2013, the Company recorded an impairment charge of $45 million related to corporate buildings which are expected to be removed from service. In June 2013, the Company executed agreements formalizing the details of a joint venture to build a new Las Vegas arena project, of which the Company will own 50%, that will be located on the land underlying these buildings.

Other Nevada Land. The Company owns approximately 170 acres of land in Jean, Nevada and owned approximately 89 acres in and around Sloan, Nevada. In 2013, the Company recorded an impairment charge of $20 million based on an estimated fair value of $24 million, due to an increased probability of sale in which the Company did not believe it was likely that the carrying value of the land would be recovered. Fair value was determined based on recent indications from market participants. In the fourth quarter of 2013, the Company sold the Sloan land.

Unconsolidated affiliates. See Note 6 for additional information related to the Grand Victoria and Silver Legacy investment impairment charges.

Borgata. The Company determined that it was necessary to record an other-than-temporary impairment charge for its investment in Borgata of $65 million as of December 31, 2012 using an estimated fair value for its investment of $120 million based on a discounted cash flow analysis. Borgata's 2012 operating results did not meet previous forecasts. While 2012 results for Borgata were significantly impacted by Hurricane Sandy, management believed the challenging environment in Atlantic City would continue and lowered 2013 estimates below what was previously forecasted. Additionally, the Company used a long-term growth rate of 2.5% and a discount rate of 10.5%, based on its assessment of risk associated with the estimated cash flows. This analysis is sensitive to management assumptions, and increases or decreases in these assumptions would have a material impact on the analysis.

The Company determined that it was necessary to record an other-than-temporary impairment charge of $62 million as of December 31, 2011 using an estimated fair value for its investment of $185 million based on a discounted cash flow analysis. Key assumptions in such analysis include management's estimates of future cash flows, including outflows for capital expenditures, an appropriate discount rate, and long-term growth rate. At the time, there was significant uncertainty surrounding Borgata's future operating results, due primarily to the planned opening of a major new resort in the Atlantic City market during 2012 and other additional competition expected in surrounding markets. As a result, for purposes of this analysis, management reflected a decrease in forecasted cash flows in 2012 and 2013. Additionally, the Company used a long-term growth rate of 3% and a discount rate of 10.5%, based on its assessment of risk associated with the estimated cash flows.

Las Vegas Strip land. The Company owns 33.5 acres on the north end of the Las Vegas Strip, which it has been holding for future development. During 2012, the Company focused its development efforts on other jurisdictions, which led it to review its significant development land holdings for impairment indicators. Due to the Company’s focus on future development outside of the Las Vegas area, it did not believe it was likely it would recover the carrying value of its 33.5 acres of land on the north end of the Las Vegas Strip on an undiscounted basis. Therefore, the Company recorded an impairment charge of $366 million as of December 31, 2012 based on an estimated fair value of $214 million for the land. The Company determined fair value of the land using a market approach based on an assessment of comparable land sales in Las Vegas, adjusted for size and location factors based on comparisons to its land.

Atlantic City land. The Company owns two sites for a total of approximately 86 acres in Atlantic City, which it has been holding for future development. The Company recorded an impairment charge of $167 million as of December 31, 2012 based on an estimated fair value of $125 million for the land. Due to the Company’s focus on future development outside of Atlantic City, the deterioration the Atlantic City market had experienced and the initial underperformance of a new resort that opened in 2012, it did not believe it was likely it would recover the carrying value of this land on an undiscounted basis. The Company determined fair value of the land using a market approach based on assessment of comparable land sales in Atlantic City, adjusted for size and location factors based on comparisons to its land.

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

Other. Other property transactions, net in 2013 include miscellaneous asset disposals and demolition costs. Other property transactions, net in 2012 include write-downs related to the remodeling of the theatre at Mandalay Bay, the renovation of the IMAX theatre at Luxor and various other miscellaneous asset disposals and disposal costs. Other property transactions, net in 2011 include the write-off of $5 million of goodwill related to Railroad Pass.

NOTE 17 — SEGMENT INFORMATION

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

The following tables present the Company’s segment information:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)

Net Revenues:
Wholly owned domestic resorts	$6,052,644	$5,932,791	$5,892,902
MGM China	3,316,928	2,807,676	1,534,963

Reportable segment net revenues	9,369,572	8,740,467	7,427,865
Corporate and other	440,091	420,377	421,447

	$9,809,663	$9,160,844	$7,849,312

Adjusted EBITDA:
Wholly owned domestic resorts	$1,442,686	$1,325,220	$1,298,116
MGM China	814,109	679,345	359,686

Reportable segment Adjusted Property EBITDA	2,256,795	2,004,565	1,657,802
Corporate and other	(157,983)	(286,166)	(101,233)

	2,098,812	1,718,399	1,556,569

Other operating income (expense):
Preopening and start-up expenses	(13,314)	(2,127)	316
Property transactions, net	(124,761)	(708,049)	(178,598)
Gain on MGM China transaction	-	-	3,496,005
Depreciation and amortization	(849,225)	(927,697)	(817,146)

Operating income	1,111,512	80,526	4,057,146

Non-operating expense:
Interest expense, net of amounts capitalized	(857,347)	(1,116,358)	(1,086,832)
Non-operating items from unconsolidated affiliates	(157,338)	(90,020)	(119,013)
Other, net	(9,062)	(608,361)	(19,670)

	(1,023,747)	(1,814,739)	(1,225,515)

Income (loss) before income taxes	87,765	(1,734,213)	2,831,631
Benefit (provision) for income taxes	(31,263)	117,301	403,313

Net income (loss)	56,502	(1,616,912)	3,234,944
Less: Net income attributable to noncontrolling interests	(213,108)	(150,779)	(120,307)

Net income (loss) attributable to MGM Resorts International	$(156,606)	$(1,767,691)	$3,114,637

	At December 31,
	2013	2012
	(In thousands)
Total assets:
Wholly owned domestic resorts	$13,151,719	$13,442,067
MGM China	9,203,742	9,097,845

Reportable segment total assets	22,355,461	22,539,912
Corporate and other	3,776,414	3,750,535
Eliminated in consolidation	(21,690)	(5,709)

	$26,110,185	$26,284,738

	At December 31,
	2013	2012
	(In thousands)
Property and equipment, net:
Wholly owned domestic resorts	$11,787,880	$12,145,724
MGM China	957,769	737,920

Reportable segment property and equipment, net	12,745,649	12,883,644
Corporate and other	1,331,253	1,316,717
Eliminated in consolidation	(21,690)	(5,709)

	$14,055,212	$14,194,652

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Capital expenditures:
Wholly owned domestic resorts	$216,147	$258,519	$235,638
MGM China	254,516	80,018	26,649

Reportable segment capital expenditures	470,663	338,537	262,287
Corporate and other	107,442	89,935	38,957
Eliminated in consolidation	(15,981)	(5,709)	-

	$562,124	$422,763	$301,244

NOTE 18 — RELATED PARTY TRANSACTIONS

CityCenter

Management agreements. The Company and CityCenter have entered into agreements whereby the Company is responsible for management of the operations of CityCenter for a fee of 2% of revenue and 5% of EBITDA (as defined) for Aria and Vdara and $3 million per year for Crystals. The Company earned fees of $38 million, $32 million and $33 million for the years ended December 31, 2013, 2012 and 2011. The Company is being reimbursed for certain costs in performing its development and management services. During the years ended December 31, 2013, 2012 and 2011 the Company incurred $364 million, $355 million and $346 million, respectively, of costs reimbursable by the joint venture, primarily for employee compensation and certain allocated costs. As of December 31, 2013 and 2012, CityCenter owed the Company $49 million and $50 million, respectively, for management services and reimbursable costs.

Other agreements. The Company owns OE Pub, LLC, which leases retail space in Crystals. The Company recorded $1 million of expense related to the lease agreement in each of the years ended December 31, 2013, 2012 and 2011. The Company entered into an agreement with CityCenter whereby the Company provides

CityCenter the use of its aircraft on a time sharing basis. CityCenter is charged a rate that is based on Federal Aviation Administration regulations, which provides for reimbursement for specific costs incurred by the Company. During each of the years ended December 31, 2013, 2012 and 2011, the Company was reimbursed $3 million, for aircraft related expenses. The Company has certain other arrangements with CityCenter for the provision of certain shared services, reimbursement of costs and other transactions undertaken in the ordinary course of business.

MGM China

Ms. Pansy Ho is member of the Board of Directors of, and holds a minority ownership interest in, MGM China. Ms. Pansy Ho is also the managing director of Shun Tak Holdings Limited (together with its subsidiaries “Shun Tak”), a leading conglomerate in Hong Kong with core businesses in transportation, property, hospitality and investments. Shun Tak provides various services and products, including ferry tickets, travel products, rental of hotel rooms, laundry services, advertising services and property cleaning services to MGM China and MGM China provides rental of hotel rooms at wholesale room rates to Shun Tak and receives rebates for ferry tickets from Shun Tak. MGM China incurred expenses of $18 million, $13 million and $9 million for the years ended December 31, 2013 and 2012, and for the period from June 3, 2011 through December 31, 2011, respectively. MGM China recorded revenue of less than $1 million related to hotel rooms provided to Shun Tak for the years ended December 31, 2013 and 2012, and for the period from June 3, 2011 through December 31, 2011, respectively. As of December 31, 2013 and 2012, MGM China did not have a material payable to or receivable from Shun Tak.

In connection with the MGM China IPO, MGM Branding and Development Holdings, Ltd., (together with its subsidiary MGM Development Services, Ltd, “MGM Branding and Development”), an entity included in the Company's consolidated financial statements in which Ms. Pansy Ho indirectly holds a noncontrolling interest, entered into a brand license agreement with MGM China. MGM China pays a license fee to MGM Branding and Development equal to 1.75% of MGM China’s consolidated net revenue, subject to an annual cap of $25 million for the initial year of the agreement, prorated to $15 million for the portion of 2011 subsequent to the date of the IPO. The annual cap increases by 20% per annum for each subsequent calendar year during the term of the agreement. During the years ended December 31, 2013, 2012 and 2011, MGM China incurred total license fees of $36 million, $30 million and $15 million, respectively, equal to the cap for each annual period. Such amounts have been eliminated in consolidation.

MGM China also entered into a development services agreement with MGM Branding and Development to provide certain development services to MGM China in connection with future expansion of existing projects and development of future resort gaming projects. Such services are subject to a development fee which is calculated separately for each resort casino property upon commencement of development. For each such property, the fee is 2.625% of project costs, to be paid in installments as certain benchmarks are achieved. Project costs are the total costs incurred for the design, development and construction of the casino, casino hotel, integrated resort and other related sites associated with each project, including costs of construction, fixtures and fittings, signage, gaming and other supplies and equipment and all costs associated with the opening of the business to be conducted at each project but excluding the cost of land and gaming concessions and financing costs. The development fee is subject to an annual cap of $20 million per annum for the initial financial year of each project, which amount shall increase by 10% per annum for each succeeding financial year during the term of the agreement. For the years ended December 31, 2013 and 2012 MGM China incurred $15 million and $6 million of fees, respectively, to MGM Branding and Development related to development services. Such amount is eliminated in consolidation. MGM China did not incur any development fees for the period from June 3, 2011 through December 31, 2011.

An entity owned by Ms. Pansy Ho received distributions of $18 million, $11 million and $4 million during the years ended December 31, 2013, 2012 and 2011, respectively, in connection with the ownership of a noncontrolling interest in MGM Branding and Development Holdings, Ltd.

Convertible notes

In June 2011, the Company sold $300 million in aggregate principal amount of the Company’s 4.25% convertible senior notes due 2015 to an indirect wholly owned subsidiary of Ms. Pansy Ho. See Note 9 for additional information related to the convertible notes.

NOTE 19 — CONSOLIDATING CONDENSED FINANCIAL INFORMATION

The Company’s domestic subsidiaries, excluding certain minor subsidiaries, its domestic insurance subsidiaries and MGM Grand Detroit, LLC and its subsidiaries, have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility and the outstanding debt securities. The Company’s international subsidiaries, including MGM China, are not guarantors of such indebtedness. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$494,296	$903,537	$1,322,170	$(564)	$2,719,439
Property and equipment, net	-	12,552,828	1,514,356	(11,972)	14,055,212
Investments in subsidiaries	20,017,270	4,037,168	-	(24,054,438)	-
Investments in and advances to unconsolidated affiliates	-	1,367,071	7,765	-	1,374,836
Other non-current assets	167,552	542,259	7,250,887	-	7,960,698

	$20,679,118	$19,402,863	$10,095,178	$(24,066,974)	$26,110,185

Current liabilities	$340,343	$959,118	$941,431	$(25,564)	$2,215,328
Intercompany accounts	1,446,952	(1,470,305)	23,353	-	-
Deferred income taxes	2,120,676	-	309,738	-	2,430,414
Long-term debt	12,441,112	4,836	1,001,282	-	13,447,230
Other long-term obligations	98,856	41,758	976	-	141,590

Total liabilities	16,447,939	(464,593)	2,276,780	(25,564)	18,234,562

MGM Resorts International stockholders’ equity	4,231,179	19,867,456	4,173,954	(24,041,410)	4,231,179
Noncontrolling interests	-	-	3,644,444	-	3,644,444

Total stockholders’ equity	4,231,179	19,867,456	7,818,398	(24,041,410)	7,875,623

	$20,679,118	$19,402,863	$10,095,178	$(24,066,974)	$26,110,185

	At December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$438,878	$891,826	$1,176,844	$(456)	$2,507,092
Property and equipment, net	-	12,881,152	1,325,472	(11,972)	14,194,652
Investments in subsidiaries	19,785,312	4,077,228	-	(23,862,540)	-
Investments in and advances to unconsolidated affiliates	-	1,437,151	7,396	-	1,444,547
Other non-current assets	163,372	541,634	7,433,441	-	8,138,447

	$20,387,562	$19,828,991	$9,943,153	$(23,874,968)	$26,284,738

Current liabilities	$272,138	$989,864	$672,125	$(8,456)	$1,925,671
Intercompany accounts	960,610	(983,288)	22,678	-	-
Deferred income taxes	2,222,823	-	251,066	-	2,473,889
Long-term debt	12,432,581	155,413	1,001,289	-	13,589,283
Other long-term obligations	133,862	45,303	714	-	179,879

Total liabilities	16,022,014	207,292	1,947,872	(8,456)	18,168,722

MGM Resorts International stockholders’ equity	4,365,548	19,621,699	4,244,813	(23,866,512)	4,365,548
Noncontrolling interests	-	-	3,750,468	-	3,750,468

Total stockholders’ equity	4,365,548	19,621,699	7,995,281	(23,866,512)	8,116,016

	$20,387,562	$19,828,991	$9,943,153	$(23,874,968)	$26,284,738

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$-	$5,955,001	$3,856,728	$(2,066)	$9,809,663
Equity in subsidiaries’ earnings	663,605	289,384	-	(952,989)	-
Expenses:
Casino and hotel operations	5,644	3,622,940	2,632,198	(2,066)	6,258,716
General and administrative	4,432	1,051,757	222,261	-	1,278,450
Corporate expense	66,307	125,500	41,938	(17,000)	216,745
Preopening and start-up expenses	-	4,205	9,109	-	13,314
Property transactions, net	-	126,773	(2,012)	-	124,761
Depreciation and amortization	-	522,900	326,325	-	849,225

	76,383	5,454,075	3,229,819	(19,066)	8,741,211

Income from unconsolidated affiliates	-	43,038	22	-	43,060

Operating income (loss)	587,222	833,348	626,931	(935,989)	1,111,512
Interest expense, net of amounts capitalized	(805,933)	(6,333)	(45,081)	-	(857,347)
Other, net	39,524	(160,721)	(45,203)	-	(166,400)

Income (loss) before income taxes	(179,187)	666,294	536,647	(935,989)	87,765
Benefit (provision) for income taxes	22,581	11,111	(64,955)	-	(31,263)

Net income (loss)	(156,606)	677,405	471,692	(935,989)	56,502
Less: Net income attributable to noncontrolling interests	-	-	(213,108)	-	(213,108)

Net income (loss) attributable to MGM Resorts International	$(156,606)	$677,405	$258,584	$(935,989)	$(156,606)

Net income (loss)	$(156,606)	$677,405	$471,692	$(935,989)	$56,502
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(1,915)	(1,915)	(3,993)	3,830	(3,993)
Other	115	115	-	(115)	115

Other comprehensive income (loss)	(1,800)	(1,800)	(3,993)	3,715	(3,878)

Comprehensive income (loss)	(158,406)	675,605	467,699	(932,274)	52,624
Less: Comprehensive income attributable to noncontrolling interests	-	-	(211,030)	-	(211,030)

Comprehensive income (loss) attributable to MGM Resorts International	$(158,406)	$675,605	$256,669	$(932,274)	$(158,406)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(819,282)	$1,089,341	$1,040,389	$-	$1,310,448

Cash flows from investing activities
Capital expenditures, net of construction payable	-	(311,635)	(250,489)	-	(562,124)
Dispositions of property and equipment	-	11,648	6,382	-	18,030
Investments in and advances to unconsolidated affiliates	(23,600)	(5,353)	-	-	(28,953)
Distributions from unconsolidated affiliates in excess of earnings	-	110	-	-	110
Investments in treasury securities - maturities longer than 90 days	-	(219,546)	-	-	(219,546)
Proceeds from treasury securities - maturities longer than 90 days	-	252,592	-	-	252,592
Other	-	1,354	(21,600)	-	(20,246)

Net cash used in investing activities	(23,600)	(270,830)	(265,707)	-	(560,137)

Cash flows from financing activities
Net borrowings under bank credit facilities - maturities of 90 days or less	(28,000)	-	-	-	(28,000)
Borrowings under bank credit facilities - maturities longer than 90 days	2,343,000	-	450,000	-	2,793,000
Repayments under bank credit facilities - maturities longer than 90 days	(2,343,000)	-	(450,000)	-	(2,793,000)
Issuance of senior notes	500,000	-	-	-	500,000
Retirement of senior notes, including premiums paid	(462,226)	(150,036)	-	-	(612,262)
Debt issuance costs	(23,576)	-	-	-	(23,576)
Intercompany accounts	985,465	(657,260)	(328,205)	-	-
Distributions to noncontrolling interest owners	-	-	(318,348)	-	(318,348)
Other	(4,506)	-	(3,016)	-	(7,522)

Net cash provided by (used in) financing activities	967,157	(807,296)	(649,569)	-	(489,708)

Effect of exchange rate on cash	-	-	(443)	-	(443)

Cash and cash equivalents
Net increase for the period	124,275	11,215	124,670	-	260,160
Balance, beginning of period	254,385	226,242	1,062,882	-	1,543,509

Balance, end of period	$378,660	$237,457	$1,187,552	$-	$1,803,669

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$-	$5,782,523	$3,379,891	$(1,570)	$9,160,844
Equity in subsidiaries’ earnings	(210,934)	220,354	-	(9,420)	-
Expenses:
Casino and hotel operations	7,623	3,615,288	2,299,941	(1,570)	5,921,282
General and administrative	7,101	1,025,028	207,645	-	1,239,774
Corporate expense	66,285	168,863	7,859	(8,000)	235,007
Preopening and start-up expenses	-	1,486	641	-	2,127
Property transactions, net	-	704,762	3,287	-	708,049
Depreciation and amortization	-	519,074	408,623	-	927,697

	81,009	6,034,501	2,927,996	(9,570)	9,033,936

Income (loss) from unconsolidated affiliates	-	(46,443)	61	-	(46,382)

Operating income (loss)	(291,943)	(78,067)	451,956	(1,420)	80,526
Interest expense, net of amounts capitalized	(1,053,692)	(10,986)	(51,680)	-	(1,116,358)
Other, net	(526,606)	(137,201)	(34,574)	-	(698,381)

Income (loss) before income taxes	(1,872,241)	(226,254)	365,702	(1,420)	(1,734,213)
Benefit for income taxes	104,550	1,892	10,859	-	117,301

Net income (loss)	(1,767,691)	(224,362)	376,561	(1,420)	(1,616,912)
Less: Net income attributable to noncontrolling interests	-	-	(150,779)	-	(150,779)

Net income (loss) attributable to MGM Resorts International	$(1,767,691)	$(224,362)	$225,782	$(1,420)	$(1,767,691)

Net income (loss)	$(1,767,691)	$(224,362)	$376,561	$(1,420)	$(1,616,912)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	8,770	8,770	17,124	(17,540)	17,124
Other	(445)	(445)	-	445	(445)

Other comprehensive income (loss)	8,325	8,325	17,124	(17,095)	16,679

Comprehensive income (loss)	(1,759,366)	(216,037)	393,685	(18,515)	(1,600,233)
Less: Comprehensive income attributable to noncontrolling interests	-	-	(159,133)	-	(159,133)

Comprehensive income (loss) attributable to MGM Resorts International	$(1,759,366)	$(216,037)	$234,552	$(18,515)	$(1,759,366)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(952,653)	$989,144	$872,860	$-	$909,351

Cash flows from investing activities
Capital expenditures, net of construction payable	-	(332,089)	(90,674)	-	(422,763)
Dispositions of property and equipment	-	191	235	-	426
Investments in and advances to unconsolidated affiliates	(46,800)	(7,500)	-	-	(54,300)
Distributions from unconsolidated affiliates in excess of earnings	-	1,723	-	-	1,723
Investments in treasury securities - maturities longer than 90 days	-	(285,469)	-	-	(285,469)
Proceeds from treasury securities - maturities longer than 90 days	-	315,438	-	-	315,438
Other	(1,973)	501	-	-	(1,472)

Net cash used in investing activities	(48,773)	(307,205)	(90,439)	-	(446,417)

Cash flows from financing activities
Net borrowings under bank credit facilities - maturities of 90 days or less	1,331,500	-	447,762	-	1,779,262
Borrowings under bank credit facilities - maturities longer than 90 days	-	-	1,350,000	-	1,350,000
Repayments under bank credit facilities - maturities longer than 90 days	(1,834,128)	-	(1,800,000)	-	(3,634,128)
Issuance of senior notes	4,100,000	-	-	-	4,100,000
Retirement of senior notes	(4,009,117)	-	-	-	(4,009,117)
Debt issuance costs	(119,197)	-	(41,048)	-	(160,245)
Intercompany accounts	996,462	(685,752)	(310,710)	-	-
Distributions to noncontrolling interest owners	-	-	(206,806)	-	(206,806)
Other	(5,035)	(833)	(57)	-	(5,925)

Net cash provided by (used in) financing activities	460,485	(686,585)	(560,859)	-	(786,959)

Effect of exchange rate on cash	-	-	1,621	-	1,621

Cash and cash equivalents
Net increase (decrease) for the period	(540,941)	(4,646)	223,183	-	(322,404)
Balance, beginning of period	795,326	230,888	839,699	-	1,865,913

Balance, end of period	$254,385	$226,242	$1,062,882	$-	$1,543,509

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Year Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination	Consolidated

	(In thousands)
Net revenues	$-	$5,745,417	$2,106,195	$(2,300)	$7,849,312
Equity in subsidiaries’ earnings	3,899,017	3,761,538	-	(7,660,555)	-
Expenses:
Casino and hotel operations	10,030	3,610,357	1,408,274	(2,300)	5,026,361
General and administrative	7,613	1,015,923	158,969	-	1,182,505
Corporate expense	69,958	104,457	556	-	174,971
Preopening and start-up expenses	-	(316)	-	-	(316)
Property transactions, net	-	176,063	2,535	-	178,598
Gain on MGM China transaction	-	-	(3,496,005)		(3,496,005)
Depreciation and amortization	-	556,538	260,608	-	817,146

	87,601	5,463,022	(1,665,063)	(2,300)	3,883,260

Income (loss) from unconsolidated affiliates	-	(24,096)	115,190	-	91,094

Operating income	3,811,416	4,019,837	3,886,448	(7,660,555)	4,057,146
Interest expense, net of amounts capitalized	(1,023,090)	(18,882)	(44,860)	-	(1,086,832)
Other, net	26,608	(114,842)	(50,449)	-	(138,683)

Income before income taxes	2,814,934	3,886,113	3,791,139	(7,660,555)	2,831,631
Benefit (provision) for income taxes	299,703	(18)	103,628	-	403,313

Net income	3,114,637	3,886,095	3,894,767	(7,660,555)	3,234,944
Less: Net income attributable to noncontrolling interests	-	-	(120,307)	-	(120,307)

Net income attributable to MGM Resorts International	$3,114,637	$3,886,095	$3,774,460	$(7,660,555)	$3,114,637

Net income	$3,114,637	$3,886,095	$3,894,767	$(7,660,555)	$3,234,944
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6,316	6,316	11,692	(12,632)	11,692
Other	(37)	(37)	-	37	(37)

Other comprehensive income (loss)	6,279	6,279	11,692	(12,595)	11,655

Comprehensive income	3,120,916	3,892,374	3,906,459	(7,673,150)	3,246,599
Less: Comprehensive income attributable to noncontrolling interests	-	-	(125,683)	-	(125,683)

Comprehensive income attributable to MGM Resorts International	$3,120,916	$3,892,374	$3,780,776	$(7,673,150)	$3,120,916

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Year Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(716,556)	$918,628	$473,054	$-	$675,126

Cash flows from investing activities
Capital expenditures, net of construction payable	-	(263,469)	(37,775)	-	(301,244)
Dispositions of property and equipment	-	147	201	-	348
Acquisition of MGM China, net of cash paid	-	-	407,046	-	407,046
Investments in and advances to unconsolidated affiliates	(92,200)	(36,648)	-	-	(128,848)
Distributions from unconsolidated affiliates in excess of earnings	-	2,212	-	-	2,212
Investments in treasury securities - maturities longer than 90 days	-	(330,313)	-	-	(330,313)
Proceeds from treasury securities - maturities longer than 90 days	-	330,130	-	-	330,130
Other	-	(643)	-	-	(643)

Net cash provided by (used in) investing activities	(92,200)	(298,584)	369,472	-	(21,312)

Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities - maturities of 90 days or less	167,391	-	(473,271)	-	(305,880)
Borrowings under bank credit facilities - maturities longer than 90 days	5,826,993	-	1,732,119	-	7,559,112
Repayments under bank credit facilities - maturities longer than 90 days	(5,002,384)	-	(1,350,000)	-	(6,352,384)
Issuance of senior notes	311,415	-	-	-	311,415
Retirement of senior notes	(356,700)	(137,116)	-	-	(493,816)
Intercompany accounts	586,331	(529,578)	(56,753)	-	-
Distributions to noncontrolling interest owners	-	-	(3,768)	-	(3,768)
Other	(1,421)	(1,263)	(73)	-	(2,757)

Net cash provided by (used in) financing activities	1,531,625	(667,957)	(151,746)	-	711,922

Effect of exchange rate on cash	-	-	1,213	-	1,213

Cash and cash equivalents
Net increase (decrease) for the period	722,869	(47,913)	691,993	-	1,366,949
Balance, beginning of period	72,457	278,801	147,706	-	498,964

Balance, end of period	$795,326	$230,888	$839,699	$-	$1,865,913

NOTE 20 — SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except for per share amounts)
2013
Net revenues	$2,352,148	$2,481,265	$2,463,037	$2,513,213	$9,809,663
Operating income	301,817	231,602	247,763	330,330	1,111,512
Net income (loss)	22,578	(30,578)	23,625	40,877	56,502
Net income (loss) attributable to MGM Resorts International	6,546	(92,958)	(31,859)	(38,335)	(156,606)
Basic income (loss) per share	$0.01	$(0.19)	$(0.07)	$(0.08)	$(0.32)
Diluted income (loss) per share	$0.01	$(0.19)	$(0.07)	$(0.08)	$(0.32)
2012
Net revenues	$2,287,590	$2,323,765	$2,254,978	$2,294,511	$9,160,844
Operating income (loss)	192,606	175,375	137,401	(424,856)	80,526
Net loss	(203,307)	(70,434)	(154,674)	(1,188,497)	(1,616,912)
Net loss attributable to MGM Resorts International	(217,253)	(145,452)	(181,159)	(1,223,827)	(1,767,691)
Basic loss per share	$(0.44)	$(0.30)	$(0.37)	$(2.50)	$(3.62)
Diluted loss per share	$(0.44)	$(0.30)	$(0.37)	$(2.50)	$(3.62)

Because income (loss) per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters does not equal the total loss per share amounts for the year. The following sections list certain items affecting comparability of quarterly and year-to-date results and related per share amounts. Additional information related to these items is included elsewhere in the notes to the accompanying financial statements.

2013 items affecting comparability are as follows:

•	First Quarter. None;
•

Second Quarter. The Company recorded an impairment charge related to its investment in Grand Victoria of $37 million ($0.05 per share in the quarter and full year of 2013), and an impairment charge of $45 million related to corporate buildings which are expected to be removed from service ($0.06 per share in the quarter and full year of 2013);

•	Third Quarter. The Company recorded impairment charges of $26 million primarily related to land holdings in Jean and Sloan, Nevada ($0.03 per share in the quarter and full year); and
•

Fourth Quarter. The Company recorded a $70 million charge for its share of CityCenter’s loss on retirement of long-term debt ($0.09 per share in the quarter and full year), and a $12 million gain for its share of a gain on retirement of long-term debt related to Silver Legacy’s early redemption of its second lien notes ($0.02 per share in the quarter and full year of 2013).

2012 items affecting comparability are as follows:

•

First Quarter. The Company recorded a loss on retirement of debt of $59 million ($0.08 impact per share for the quarter and full year of 2012) and its 50% share of CityCenter’s loss on retirement of debt of $4 million ($0.01 per share for the quarter and full year of 2012);

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

Dated: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ JAMES J. MURREN	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2014
James J. Murren

/S/ ROBERT H. BALDWIN	Chief Design and Construction Officer and Director	February 28, 2014
Robert H. Baldwin

/S/ DANIEL J. D’ARRIGO Daniel J. D’Arrigo	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2014

/S/ ROBERT C. SELWOOD	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2014
Robert C. Selwood

/S/ WILLIAM A. BIBLE	Director	February 28, 2014
William A. Bible

/S/ BURTON M. COHEN	Director	February 28, 2014
Burton M. Cohen

/S/ WILLIE D. DAVIS	Director	February 28, 2014
Willie D. Davis

/S/ MARY CHRIS GAY	Director	February 28, 2014
Mary Chris Gay

/S/ WILLIAM W. GROUNDS	Director	February 28, 2014
William W. Grounds

SIGNATURE	TITLE	DATE

/S/ ALEXIS M. HERMAN	Director	February 28, 2014
Alexis M. Herman

/S/ ROLAND HERNANDEZ	Director	February 28, 2014
Roland Hernandez

/S/ ANTHONY MANDEKIC	Director	February 28, 2014
Anthony Mandekic

/S/ ROSE MCKINNEY-JAMES	Director	February 28, 2014
Rose McKinney-James

/S/ GREGORY M. SPIERKEL	Director	February 28, 2014
Gregory M. Spierkel

/S/ DANIEL J. TAYLOR	Director	February 28, 2014
Daniel J. Taylor

MGM RESORTS INTERNATIONAL

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Addition of MGM China	Provision for Doubtful Accounts	Write-offs, Net of Recoveries	Balance at End of Period
Allowance for doubtful accounts
Year Ended December 31, 2013	$97,911	$-	$14,969	$(31,167)	$81,713
Year Ended December 31, 2012	101,207	-	57,068	(60,364)	97,911
Year Ended December 31, 2011	93,760	40,741	39,093	(72,387)	101,207

		Balance at Beginning of Period	Increase	Decrease	Balance at End of Period
Deferred income tax valuation allowance
Year Ended December 31, 2013		$1,093,398	$633,423	$(4,904)	$1,721,917
Year Ended December 31, 2012		72,001	1,023,644	(2,247)	1,093,398
Year Ended December 31, 2011		35,724	68,325	(32,048)	72,001