Form 10-Q
period 2014-03-31
MGM Resorts International
filed 2014-05-08
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 1, 2014
Common Stock, $.01 par value	490,614,933 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$1,114,736	$1,803,669
Accounts receivable, net	492,535	488,217
Inventories	101,553	107,907
Deferred income taxes, net	—	80,989
Prepaid expenses and other	261,806	238,657

Total current assets	1,970,630	2,719,439

Property and equipment, net	14,034,075	14,055,212

Other assets
Investments in and advances to unconsolidated affiliates	1,416,664	1,374,836
Goodwill	2,896,542	2,897,442
Other intangible assets, net	4,451,496	4,511,861
Other long-term assets, net	581,302	551,395

Total other assets	9,346,004	9,335,534

	$25,350,709	$26,110,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$220,523	$241,192
Income taxes payable	20,549	14,813
Deferred income taxes, net	46,642	—
Accrued interest on long-term debt	188,281	188,522
Other accrued liabilities	1,683,569	1,770,801

Total current liabilities	2,159,564	2,215,328

Deferred income taxes	2,305,322	2,430,414
Long-term debt	12,930,728	13,447,230
Other long-term obligations	132,249	141,590

Commitments and contingencies (Note 5)

Stockholders’ equity
Common stock, $.01 par value: authorized 1,000,000,000 shares; issued and outstanding 490,609,242 and 490,360,628 shares	4,906	4,904
Capital in excess of par value	4,160,895	4,156,680
Retained earnings	165,252	57,092
Accumulated other comprehensive income	12,236	12,503

Total MGM Resorts International stockholders’ equity	4,343,289	4,231,179
Noncontrolling interests	3,479,557	3,644,444

Total stockholders’ equity	7,822,846	7,875,623

	$25,350,709	$26,110,185

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Casino	$1,583,432	$1,401,420
Rooms	452,386	401,250
Food and beverage	383,392	359,882
Entertainment	133,777	113,854
Retail	44,616	44,707
Other	125,427	123,826
Reimbursed costs	94,975	90,236

	2,818,005	2,535,175
Less: Promotional allowances	(187,607)	(183,027)

	2,630,398	2,352,148

Expenses
Casino	990,834	875,246
Rooms	134,238	127,709
Food and beverage	220,058	204,740
Entertainment	98,937	83,725
Retail	23,476	25,966
Other	87,577	85,973
Reimbursed costs	94,975	90,236
General and administrative	319,246	303,901
Corporate expense	53,351	46,624
Preopening and start-up expenses	5,636	2,146
Property transactions, net	558	8,491
Depreciation and amortization	207,655	211,918

	2,236,541	2,066,675

Income from unconsolidated affiliates	18,776	16,344

Operating income	412,633	301,817

Non-operating expense:
Interest expense, net of amounts capitalized	(209,387)	(225,447)
Non-operating items from unconsolidated affiliates	(13,723)	(22,079)
Other, net	(1,434)	(1,282)

	(224,544)	(248,808)

Income before income taxes	188,089	53,009
Benefit (provision) for income taxes	3,519	(30,431)

Net income	191,608	22,578
Less: Net income attributable to noncontrolling interests	(83,448)	(16,032)

Net income attributable to MGM Resorts International	$108,160	$6,546

Net income per share of common stock attributable to MGM Resorts International
Basic	$0.22	$0.01

Diluted	$0.21	$0.01

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$191,608	$22,578
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,760)	(12,641)
Other	1,250	115

Other comprehensive loss	(1,510)	(12,526)

Comprehensive income	190,098	10,052
Less: Comprehensive income attributable to noncontrolling interests	(82,205)	(9,827)

Comprehensive income attributable to MGM Resorts International	$107,893	$225

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$191,608	$22,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207,655	211,918
Amortization of debt discounts, premiums and issuance costs	9,402	8,366
Loss on retirement of long-term debt	—	24
Provision for doubtful accounts	9,834	13,604
Stock-based compensation	8,195	8,623
Property transactions, net	558	8,491
(Income) loss from unconsolidated affiliates	(5,034)	6,111
Distributions from unconsolidated affiliates	3,703	4,397
Deferred income taxes	(7,637)	63,125
Change in operating assets and liabilities:
Accounts receivable	(14,186)	(45,930)
Inventories	6,349	2,509
Income taxes payable	5,736	2,818
Prepaid expenses and other	(29,736)	(25,872)
Prepaid Cotai land concession premium	(12,945)	1,569
Accounts payable and accrued liabilities	(87,934)	(66,476)
Other	5,227	(21,199)

Net cash provided by operating activities	290,795	194,656

Cash flows from investing activities
Capital expenditures, net of construction payable	(192,751)	(97,415)
Dispositions of property and equipment	135	235
Investments in and advances to unconsolidated affiliates	(32,175)	(6,400)
Distributions from unconsolidated affiliates in excess of earnings	497	103
Investments in treasury securities - maturities longer than 90 days	(54,064)	(60,138)
Proceeds from treasury securities - maturities longer than 90 days	63,063	60,112
Other	1,226	(113)

Net cash used in investing activities	(214,069)	(103,616)

Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(1,735,125)	(2,690,000)
Borrowings under bank credit facilities - maturities longer than 90 days	1,728,125	2,793,000
Retirement of senior notes	(508,900)	—
Distributions to noncontrolling interest owners	(247,140)	(254,659)
Other	(1,648)	(863)

Net cash used in financing activities	(764,688)	(152,522)

Effect of exchange rate on cash	(971)	(1,390)

Cash and cash equivalents
Net decrease for the period	(688,933)	(62,872)
Balance, beginning of period	1,803,669	1,543,509

Balance, end of period	$1,114,736	$1,480,637

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$200,226	$218,613
Federal, state and foreign income taxes paid, net of refunds	3,864	3,736
Non-cash investing and financing activities
Increase in investment in CityCenter related to change in completion guarantee liability	$12,306	$—

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

The Company owns 51% and has a controlling interest in MGM China Holdings Limited (“MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns and operates the MGM Macau resort and casino and the related gaming subconcession and land concession. MGM Grand Paradise has a land concession contract with the government of Macau to develop a second resort and casino on an approximately 17.8 acre site in Cotai, Macau (“MGM Cotai”). MGM Cotai will be an integrated casino, hotel and entertainment complex with up to 1,600 hotel rooms, 500 gaming tables and 2,500 slots. The total estimated project budget is $2.9 billion excluding development fees eliminated in consolidation, capitalized interest and land.

The Company owns 50% of CityCenter, located between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp, a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, a casino resort; Mandarin Oriental Las Vegas, a non-gaming boutique hotel; Crystals, a retail, dining and entertainment district; and Vdara, a luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental and Veer. The Company receives a management fee of 2% of revenues for the management of Aria and Vdara, and 5% of EBITDA (as defined in the agreements governing the Company’s management of Aria and Vdara). In addition, the Company receives an annual fee of $3 million for the management of Crystals. See Note 3 for additional information related to CityCenter.

The Company has 50% interests in Grand Victoria and Silver Legacy. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Silver Legacy is located in Reno, adjacent to Circus Circus Reno, and the other 50% is owned by Eldorado LLC.

The Company seeks to leverage its management expertise and well-recognized brands through domestic and international expansion opportunities. The Company has entered into management agreements for non-gaming hotels, resorts and residential products in the Middle East, North Africa, India, the United States and, through its venture with Diaoyutai State Guesthouse, in the People’s Republic of China. In April 2014, the Company entered into a 50/50 limited liability company agreement with Hakkasan Hospitality, Inc., an affiliate of the Hakkasan group, to form MGM Hakkasan Hospitality, LLC, a Nevada limited liability company (“MGM Hakkasan”) to design, develop and manage luxury non-gaming hotels, resorts and residences under certain brands licensed from the Company and the Hakkasan Group. The Company will contribute all of the management agreements for non-gaming hotels, resorts and residential projects (outside of the greater China region) that are currently under development to MGM Hakkasan. The Company will continue to develop and manage properties in the greater China region through its venture with Diaoyutai State Guesthouse, including the MGM Grand Sanya on Hainan Island, in the People’s Republic of China, which opened in early 2012.

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

The Company has two reportable segments: wholly owned domestic resorts and MGM China. See Note 9 for additional information about the Company’s segments.

Borgata. The Company has a 50% economic interest in the Borgata Hotel Casino & Spa (“Borgata”) located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. The Company’s interest is held in trust and was offered for sale pursuant to its amended settlement agreement with the New Jersey Division of Gaming Enforcement and approved by the New Jersey Casino Control Commission (“CCC”). The terms of the amended settlement agreement previously mandated the sale by March 2014. The Company had the right to direct the sale through March 2013 (the “divesture period”), subject to approval of the CCC, and the trustee was responsible for selling the trust property during the following 12-month period

(the “terminal sale period”). On February 13, 2013, the settlement agreement was further amended to allow the Company to re-apply to the CCC for licensure in New Jersey and to defer expiration of these periods pending the outcome of the licensure process. The Company has submitted its licensure request to the CCC and there can be no assurances that such request will be approved or with respect to the timing of the licensure process. If the CCC denies the Company’s licensure request, then the divesture period will immediately end, and the terminal sale period will immediately begin, which will result in the Company’s Borgata interest being disposed of by the trustee pursuant to the terms of the settlement agreement.

The Company consolidates the trust because it is the sole economic beneficiary and accounts for its interest in Borgata under the cost method. The Company reviews its investment carrying value whenever indicators of impairment exist. As of March 31, 2014, the trust had $94 million of cash and investments, of which $78 million was held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within “Prepaid expenses and other.”

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2013 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Income tax provision. For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was (1.9%) and 57.4% for the three months ended March 31, 2014 and 2013, respectively.

The Company recognizes deferred tax assets, net of applicable reserves, related to tax loss and credit carryforwards and other temporary differences with a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. Because of the Company’s history of recent losses in the United States, the Company does not rely on future United States sourced operating income in assessing the realization of its deferred tax assets. Because MGM China is presently exempt from the Macau 12% complementary tax on gaming profits, the Company believes that payment of the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax that is creditable against U.S. taxes. As long as the exemption from Macau’s 12% complementary tax on gaming profits continues, the Company will generate excess foreign tax credits on an annual basis. Further, the Company currently estimates that none of the excess foreign credits will be utilized until the exemption expires.

Although the Company’s current five-year exemption from the Macau 12% complementary tax on gaming profits ends on December 31, 2016, the Company believes it will be entitled to receive a third five-year exemption from Macau based upon exemptions granted to the Company’s competitors in order to ensure non-discriminatory treatment among gaming concessionaires and subconcessionaires. For all periods beyond December 31, 2021, the Company has assumed that it will be paying the Macau 12% complementary tax on gaming profits and will thus not be able to credit the Macau Special Gaming Tax in such years, and has factored that assumption into both the measurement of its foreign deferred tax assets and liabilities as well as its future projections of foreign sourced income. As a result, the Company projects that it will be able to realize a benefit, and hence, projects that it will record a deferred tax asset for foreign tax credits, net of valuation allowance (“net deferred foreign tax credit asset”), of approximately $335 million as of December 31, 2014 and has reflected this assumption in its annual effective tax rate for 2014. Should the Company in a future period actually receive or be able to assume under the law a fourth five-year exemption, an additional valuation allowance would likely need to be provided on some or all of the net deferred foreign tax credit asset, resulting in an increase in the provision for income taxes in such period.

Recently issued accounting standards. During the three months ended March 31, 2014, the Company implemented Financial Accounting Standards Board Accounting Standards Update No. 2013-11 (“ASU 2013-11”), which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013. ASU 2013-11 provides explicit guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. As a result of implementing ASU 2013-11, the Company recorded a reduction in liability for unrecognized tax benefits and a corresponding reduction in deferred tax assets of $19 million in the three months ended March 31, 2014.

NOTE 3 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$1,210,855	$1,172,087
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	169,082	169,579
Other	36,727	33,170

	$1,416,664	$1,374,836

The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Income from unconsolidated affiliates	$18,776	$16,344
Preopening and start-up expenses	(19)	(376)
Non-operating items from unconsolidated affiliates	(13,723)	(22,079)

	$5,034	$(6,111)

CityCenter

CityCenter summary financial information. Summarized balance sheet information for CityCenter is as follows:

	March 31,	December 31,
	2014	2013
	(In thousands)
Current assets	$506,884	$451,058
Property and other assets, net	8,150,228	8,261,240
Current liabilities	426,493	462,487
Long-term debt and other long-term obligations	1,683,923	1,688,113
Equity	6,546,696	6,561,698

Summarized income statement information for CityCenter is as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Net revenues	$336,417	$315,142
Operating expenses	(331,454)	(315,310)

Operating income (loss)	4,963	(168)
Non-operating expense	(25,165)	(67,675)

Net loss	$(20,202)	$(67,843)

NOTE 4 — LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Senior credit facility:
$2,765 million ($2,772 million at December 31, 2013) term loans, net	$2,758,307	$2,765,041
MGM Grand Paradise credit facility	553,066	553,242
$508.9 million 5.875% senior notes, due 2014, net	—	508,848
$1,450 million 4.25% convertible senior notes, due 2015, net	1,454,980	1,456,153
$875 million 6.625% senior notes, due 2015, net	875,862	876,022
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$500 million 10% senior notes, due 2016, net	497,219	496,987
$743 million 7.625% senior notes, due 2017	743,000	743,000
$475 million 11.375% senior notes, due 2018, net	467,808	467,451
$850 million 8.625% senior notes, due 2019	850,000	850,000
$500 million 5.25% senior notes, due 2020	500,000	500,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$0.6 million 7% debentures, due 2036, net	572	572
$4.3 million 6.7% debentures, due 2096	4,265	4,265

	$12,930,728	$13,447,230

Debt due within one year of the March 31, 2014 balance sheet date is classified as long-term as the Company has both the intent and ability to refinance such amounts on a long-term basis under its senior credit facility.

Senior credit facility. At March 31, 2014, the Company’s senior credit facility consisted of $1.2 billion revolving credit facility, a $1.04 billion term loan A facility, and a $1.73 billion term loan B facility. The revolving and term loan A facilities bear interest at LIBOR plus an applicable rate determined by the Company’s credit rating (2.75% as of March 31, 2014). The term loan B facility bears interest at LIBOR plus 2.50%, with a LIBOR floor of 1.00%. The revolving and term loan A facilities mature in December 2017 and the term loan B facility matures in December 2019. The term loan A and term loan B facilities are subject to scheduled amortization payments on the last day of each calendar quarter in an amount equal to 0.25% of the original principal balance. The Company permanently repaid $7 million in the first quarter of 2014 in accordance with the scheduled amortization. The Company had $1.2 billion of available borrowing capacity under its senior credit facility at March 31, 2014. At March 31, 2014, the interest rate on the term loan A was 2.9% and the interest rate on the term loan B was 3.5%.

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

The senior credit facility contains customary representations and warranties and customary affirmative and negative covenants. In addition, the senior credit facility requires the Company and its restricted subsidiaries to maintain a minimum trailing four-quarter EBITDA and limits the ability of the Company and its restricted subsidiaries to make capital expenditures and investments. At March 31, 2014 and June 30, 2014, the Company and its restricted subsidiaries are required to maintain a minimum EBITDA (as defined in the senior credit facility) of $1.10 billion. The minimum EBITDA increases to $1.20 billion for September 30, 2014 and December 31, 2014, with periodic increases thereafter. EBITDA for the trailing twelve months ended March 31, 2014, calculated in accordance with the terms of the senior credit facility, was $1.35 billion. The senior credit facility limits the Company and its restricted subsidiaries to capital expenditures of $500 million per fiscal year, with unused amounts in any fiscal year rolling over to the next fiscal year, but not any fiscal year thereafter. The Company’s total capital expenditures allowable under the senior credit facility for fiscal year 2014, after giving effect to unused amounts from 2013, was $681 million. In addition, the senior credit facility limits the Company’s ability to make investments subject to certain thresholds and other important exceptions. As of March 31, 2014, the Company and its restricted subsidiaries were within the limit of capital expenditures and other investments for the calendar year 2014.

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

MGM China credit facility. At March 31, 2014, the MGM China credit facility consisted of approximately $550 million of term loans and an approximately $1.45 billion revolving credit facility due October 2017. The credit facility is subject to scheduled amortization payments beginning in 2016. The outstanding balance at March 31, 2014 was comprised solely of term loans. The interest rate on the facility fluctuates annually based on HIBOR plus a margin, which ranges between 1.75% and 2.50%, based on MGM China’s leverage ratio. The margin was 1.75% at March 31, 2014. MGM China is a joint and several co-borrower with MGM Grand Paradise. MGM Grand Paradise’s interest in the Cotai land use right agreement will become collateral under the MGM China credit facility upon finalization of the appropriate government approvals. The material subsidiaries of MGM China continue to guarantee the facilities, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the amended facilities. The credit facility will be used for general corporate purposes and for the development of the Cotai project.

The MGM China credit facility agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of MGM China and its subsidiaries to make investments, pay dividends and sell assets, and to incur additional debt and additional liens. MGM China is also required to maintain compliance with a maximum consolidated total leverage ratio of 4.50 to 1.00 prior to the first anniversary of the MGM Cotai opening date and 4.00 to 1.00 thereafter, in addition to a minimum interest coverage ratio of 2.50 to 1.00. MGM China was in compliance with its credit facility covenants at March 31, 2014.

Senior notes. The Company repaid its $509 million 5.875% senior notes in February 2014 at maturity.

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

In June 2011, the Company sold an additional $300 million in aggregate principal amount of 4.25% convertible senior notes due 2015 (the “Notes”) on terms that were consistent with those governing the Company’s existing convertible senior notes due 2015 for a purchase price of 103.805% of the principal amount. The Company received approximately $311 million in proceeds related to this transaction. The Notes were recorded at fair value determined by the trading price (105.872%) of the Company’s existing convertible notes on the date of issuance of the Notes, with the excess over the principal amount recorded as a premium to be recognized over the term of the Notes.

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at March 31, 2014 was $14.7 billion. At December 31, 2013, the estimated fair value of the Company’s long-term debt was $14.9 billion. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facility. Carrying value of the MGM Grand Paradise credit facility approximates fair value.

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

In 2013, CityCenter reached a settlement agreement with certain professional service providers against whom it had asserted claims in this litigation for errors or omissions with respect to the CityCenter project, which settlement has been approved by the court. In April 2014, CityCenter settled for $55 million, net of deductible, its 2008 builder’s risk insurance claim for loss and damage with respect to the Harmon’s defective condition.

Further, CityCenter and Perini have entered a settlement agreement which resolves most but not all of the components of Perini’s non-Harmon-related lien claim against CityCenter. The settlement established a stipulated value for Perini’s mechanic’s lien, which amount will not be paid until resolution of CityCenter’s damages claim for the Harmon and will be offset against any judgment CityCenter obtains against Perini for damages relating to construction of the Harmon. Pursuant to the parties’ stipulation, on February 24, 2014, Perini filed a revised lien for $174 million as the amount claimed by Perini and the remaining Harmon-related subcontractors. The discovery process continues. Trial of the remainder of Perini’s lien claim, the remaining subcontractors’ claims against CityCenter, and CityCenter’s counterclaims against Perini and certain subcontractors for defective work at the Harmon has been rescheduled to commence on September 23, 2014.

CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the Perini lawsuit. The Company believes it is probable that the CityCenter Owners and the other defendants will be liable for $140 million in connection with the non-Harmon settlement agreement and remaining claims in this lawsuit. Amounts determined to be owed would be funded in part under the Company’s completion guarantee which is discussed below. The Company does not believe it is reasonably possible it will be liable for any material amount in excess of its estimate of its probable liability. The Company’s estimate of its probable liability does not include any offset for amounts that may be recovered on its counterclaims against Perini and certain subcontractors for defective work at the Harmon.

Please see below for further discussion on the Company’s completion guarantee obligation which may be impacted by the outcome of the above litigation and CityCenter’s extra-judicial settlement process.

CityCenter completion guarantee. In October 2013, the Company entered into a third amended and restated completion and cost overrun guarantee, which is collateralized by substantially all of the assets of Circus Circus Las Vegas, as well as certain undeveloped land adjacent to that property. The terms of the amended and restated completion guarantee provide CityCenter the ability to utilize up to $72 million of net residential proceeds to fund construction costs, or to reimburse the Company for construction costs previously expended. As of March 31, 2014, CityCenter is holding approximately $72 million in a separate bank account representing the remaining condo proceeds available to fund completion guarantee obligations or be reimbursed to the Company. In accordance with the amended and restated completion guarantee, such amounts may only be used to fund construction lien obligations or to reimburse the Company once the Perini litigation is settled.

As of March 31, 2014, the Company has funded $721 million under the completion guarantee and has accrued a liability of $104 million, which includes estimated litigation costs related to the resolution of disputes with contractors concerning the final construction costs and estimated amounts to be paid to contractors through the legal process related to the Perini litigation. The Company does not believe it is reasonably possible it could be liable for amounts in excess of what it has accrued. The Company’s estimated obligation has been offset by the $72 million of condominium proceeds received and held in escrow by CityCenter, which are available to fund construction lien claims upon the resolution of the Perini litigation. Also, the Company’s accrual reflects certain estimated offsets to the amounts claimed by the contractors. Moreover, the Company has not accrued for any contingent payments to CityCenter related to the Harmon component.

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

In May 2013, CityCenter completed additional Phase 4 destructive testing of 468 structural elements at the Harmon, analysis of which data confirmed the existence of a wide variety of construction defects throughout the Harmon tower. In his June 2013 expert report CityCenter’s structural engineer opined that the additional test results and extrapolation thereof to untested portions of the building show that after a service-level earthquake (typically defined as an earthquake with a 50% chance of occurring in 30 years), the Harmon can be expected to sustain extensive damage and failure of many structural elements, and in a large earthquake, such as a building code-level earthquake, critical elements of the Harmon are likely to fail and lead to a partial or complete collapse of the tower. In April 2013, Perini’s structural engineering expert John A. Martin & Associates (“JAMA”) had sent a letter to the Building Division which declared in part that JAMA no longer believes that the Harmon Tower can be repaired to a code compliant structure, which condition JAMA attributed to CityCenter’s building testing. On July 18, 2013 CityCenter filed a renewed motion with the district court for permission to demolish the Harmon. On August 23, 2013, the court granted CityCenter’s motion, and CityCenter commenced planning for demolition of the building. On January 31, 2014, the court revoked its prior authorization of demolition of the Harmon, without prejudice to renewal of the application, on the grounds that CityCenter’s non-party builder’s risk insurer requested further testing in the building. That request for further testing was withdrawn pursuant to the insurer’s settlement of CityCenter’s Harmon 2008 policy claim. On April 22, 2014 the court granted CityCenter’s renewed application for permission to demolish the Harmon. The Clark County Building Department has issued the first in a series of permits required for demolition of this building. CityCenter is continuing to plan for a controlled deconstruction of the Harmon structure in accordance with the standards set by its expert consultants and the Clark County Building Department.

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

Cotai land concession contract. MGM Grand Paradise’s land concession contract for an approximate 17.8 acre site in Cotai, Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual payments. As of March 31, 2014, MGM China had paid $86 million of the contract premium recorded within other long-term assets, net. Including interest on the six remaining semi-annual payments, MGM China has approximately $88 million remaining payable for the land concession contract. In addition, MGM Grand Paradise is required to pay the Macau government approximately $269,000 per year in rent during the course of development of the land and approximately $681,000 per year in rent once the development is completed. The annual rent is subject to review by the Macau government every five years. Under the terms of the land concession contract, MGM Grand Paradise is required to complete the development of the land by January 2018.

Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $500 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At March 31, 2014, the Company had provided $35 million of letters of credit. At March 31, 2014, MGM China had provided $39 million of guarantees under its credit facility.

Other litigation. The Company is a party to various legal proceedings, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 6 — INCOME PER SHARE OF COMMON STOCK

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted income per share consisted of the following:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Numerator:
Net income attributable to MGM Resorts International—basic	$108,160	$6,546
Interest on convertible debt, net of tax	2,195	—
Potentially dilutive effect due to MGM China Share Option Plan	(132)	—

Net income attributable to MGM Resorts International—diluted	$110,223	$6,546

Denominator:
Weighted-average common shares outstanding—basic	490,542	489,291
Potential dilution from share-based awards	6,453	3,014
Potential dilution from assumed conversion of convertible debt	16,149	—

Weighted-average common and common equivalent shares—diluted	513,144	492,305

Anti-dilutive share-based awards excluded from the calculation of diluted earnings per share	2,625	10,974

For the three months ended March 31, 2014, potential dilution from the assumed conversion of convertible debt relates to the $300 million 4.25% senior convertible notes issued in June 2011. The $1.15 billion 4.25% senior convertible notes issued in April 2010 were excluded from the calculation of diluted earnings per share as their effect would be antidilutive. For the three months ended March 31, 2013, both the $300 million and $1.15 billion 4.25% senior convertible notes were excluded from the calculation of diluted earnings per share as their effect would be antidilutive.

NOTE 7 — STOCKHOLDERS’ EQUITY

MGM China dividends. MGM China paid a $499 million special dividend in March 2014, of which $254 million remained within the consolidated entity and $245 million was distributed to noncontrolling interests. Additionally, in February 2014, MGM China’s Board of Directors recommended a final dividend for 2013 of approximately $128 million, subject to approval at the 2014 annual shareholder meeting.

MGM China paid a $500 million special dividend in March 2013, of which $255 million remained within the consolidated entity and $245 million was distributed to noncontrolling interests.

Supplemental equity information. The following table presents the Company’s changes in stockholders’ equity for the three months ended March 31, 2014:

	MGM Resorts International Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	(In thousands)
Balances, January 1, 2014	$4,231,179	$3,644,444	$7,875,623
Net income	108,160	83,448	191,608
Foreign currency translation adjustment	(1,517)	(1,243)	(2,760)
Other comprehensive income from unconsolidated affiliate, net	1,250	—	1,250
Stock-based compensation	7,747	716	8,463
Change in excess tax benefit from stock-based compensation	(7,933)	—	(7,933)
Issuance of MGM Resorts common stock pursuant to stock-based compensation awards	(2,869)	—	(2,869)
Cash distributions to noncontrolling interest owners	—	(247,561)	(247,561)
Issuance of PSUs	7,529	—	7,529
Other	(257)	(247)	(504)

Balances, March 31, 2014	$4,343,289	$3,479,557	$7,822,846

Accumulated other comprehensive income (loss). Changes in accumulated other comprehensive income (loss) by component are as follows:

	Foreign Currency Translation Adjustment	Other Adjustments	Total
	(In thousands)
Balances, January 1, 2014	$13,082	$(579)	$12,503
Current period other comprehensive income (loss)	(1,517)	1,250	(267)

Balances, March 31, 2014	$11,565	$671	$12,236

NOTE 8 — STOCK-BASED COMPENSATION

2005 Omnibus Incentive Plan. As of March 31, 2014, the Company had an aggregate of 15 million shares of common stock available for grant as share-based awards under the Company’s omnibus incentive plan (“Omnibus Plan”). A summary of activity under the Company’s share-based payment plans for the three months ended March 31, 2014 is presented below:

Stock options and stock appreciation rights (“SARs”)

	Units (000’s)	Weighted Average Exercise Price
Outstanding at January 1, 2014	16,074	$15.22
Exercised	(729)	13.77
Forfeited or expired	(115)	44.38

Outstanding at March 31, 2014	15,230	15.06

Exercisable at March 31, 2014	9,643	16.19

Restricted stock units (“RSUs”) and performance share units (“PSUs”)

	RSUs		PSUs
	Units (000’s)	Weighted Average Grant-Date Fair Value	Units (000’s)	Weighted Average Grant-Date Fair Value	Weighted Average Target Price
Nonvested at January 1, 2014	1,339	$13.85	1,055	$13.91	$16.95
Granted	3	24.29	—	—	—
Forfeited	(7)	12.46	—	—	—

Nonvested at March 31, 2014	1,335	13.88	1,055	13.91	16.95

In 2013, the Company began granting PSUs for the portion of any calculated bonus for a Section 16 officer of the Company that is in excess of such officer’s base salary (the “Bonus PSU Policy”). Awards granted under the Bonus PSU Policy have the same terms as PSUs granted under the Omnibus Plan with the exception that as of the grant date the awards will not be subject to forfeiture in the event of the officer’s termination. During the three months ended March 31, 2014, the Company granted 265,122 PSUs pursuant to the Bonus PSU Policy with a target price of $31.72. Such awards are excluded from the table above.

MGM China Share Option Plan. As of March 31, 2014, MGM China had an aggregate of 358 million shares of options available for grant as share-based awards under the MGM China share option plan (“MGM China Plan”). A summary of activity under the MGM China Plan for the three months ended March 31, 2014 is presented below:

Stock options

	Units (000’s)	Weighted Average Exercise Price
Outstanding at January 1, 2014	16,916	$2.06
Granted	700	4.16
Exercised	(228)	1.88
Forfeited or expired	(200)	2.54

Outstanding at March 31, 2014	17,188	2.14

Exercisable at March 31, 2014	6,493	1.98

Recognition of compensation cost. Compensation cost for both the Omnibus Plan and MGM China Plan was recognized as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Compensation cost:
Omnibus Plan	$7,002	$7,260
MGM China Plan	1,461	1,680

Total compensation cost	8,463	8,940
Less: Reimbursed costs and other	(268)	(317)

Compensation cost recognized as expense	8,195	8,623
Less: Related tax benefit	(2,317)	—

Compensation expense, net of tax benefit	$5,878	$8,623

NOTE 9 — SEGMENT INFORMATION

The Company’s management views each of its casino resorts as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. The Company’s principal operating activities occur in two geographic regions: the United States and Macau S.A.R. The Company has aggregated its operations into two reportable segments based on the similar characteristics of the operating segments within the regions in which they operate: wholly owned domestic resorts and MGM China. The Company’s operations related to investments in unconsolidated affiliates and certain other corporate operations and management services have not been identified as separate reportable segments; therefore, these operations are included in corporate and other in the following segment disclosures to reconcile to consolidated results.

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

The following tables present the Company’s segment information:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Net Revenues:
Wholly owned domestic resorts	$1,570,234	$1,489,188
MGM China	941,448	747,557

Reportable segment net revenues	2,511,682	2,236,745
Corporate and other	118,716	115,403

	$2,630,398	$2,352,148

Adjusted EBITDA:
Wholly owned domestic resorts	$402,846	$361,037
MGM China	240,725	180,455

Reportable segment Adjusted Property EBITDA	643,571	541,492
Corporate and other	(17,089)	(17,120)

	626,482	524,372
Other operating expense:
Preopening and start-up expenses	(5,636)	(2,146)
Property transactions, net	(558)	(8,491)
Depreciation and amortization	(207,655)	(211,918)

Operating income	412,633	301,817

Non-operating expense:
Interest expense, net of amounts capitalized	(209,387)	(225,447)
Non-operating items from unconsolidated affiliates	(13,723)	(22,079)
Other, net	(1,434)	(1,282)

	(224,544)	(248,808)

Income before income taxes	188,089	53,009
Benefit (provision) for income taxes	3,519	(30,431)

Net income	191,608	22,578
Less: Net income attributable to noncontrolling interests	(83,448)	(16,032)

Net income attributable to MGM Resorts International	$108,160	$6,546

NOTE 10 — RELATED PARTY TRANSACTIONS

MGM China. MGM Branding and Development Holdings, Ltd., (together with its subsidiary MGM Development Services, Ltd, “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Pansy Ho indirectly holds a noncontrolling interest, entered into a brand license agreement with MGM China. MGM China pays a license fee to MGM Branding and Development equal to 1.75% of MGM China’s consolidated net revenue, subject to an annual cap of $43 million in 2014 with a 20% increase per annum during the agreement term. During the three months ended March 31, 2014 and 2013, MGM China incurred total license fees of $16 million and $13 million, respectively. Such amounts have been eliminated in consolidation.

MGM China also entered into a development services agreement with MGM Branding and Development to provide certain development services to MGM China in connection with future expansion of existing projects and development of future resort gaming projects. Such services are subject to a development fee which is calculated separately for each resort casino property upon commencement of development. For each such property, the fee is 2.625% of project costs, to be paid in installments as certain benchmarks are achieved. Project costs are the total costs incurred for the design, development and construction of the casino, casino hotel, integrated resort and other related sites associated with each project, including costs of construction, fixtures and fittings, signage, gaming and other supplies and equipment and all costs associated with the opening of the business to be conducted at each project but excluding the cost of land and gaming concessions and financing costs. The development fee for MGM Cotai is subject to a cap of $24 million in 2014, which will increase by 10% per annum for each year during the term of the agreement. For the three months ended March 31, 2013, MGM China incurred $15 million of fees to MGM Branding and Development related to development services. Such amount was eliminated in consolidation. No fee was incurred during the three months ended March 31, 2014.

An entity owned by Ms. Pansy Ho received distributions of $3 million and $10 million, respectively, during the three months ended March 31, 2014 and 2013 in connection with the ownership of a noncontrolling interest in MGM Branding and Development Holdings, Ltd.

NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s domestic subsidiaries, excluding certain minor subsidiaries, its domestic insurance subsidiaries and MGM Grand Detroit, LLC, have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility and the outstanding debt securities. The Company’s international subsidiaries, including MGM China, are not guarantors of such indebtedness. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 are presented below. Within the Condensed Consolidating Statements of Cash Flows for the period ending March 31, 2014, the Company has presented net changes in intercompany accounts as investing activities if the applicable entities have a net asset in intercompany accounts, and as a financing activity if the applicable entities have a net intercompany liability balance.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$219,451	$901,839	$849,624	$(284)	$1,970,630
Property and equipment, net	—	12,493,347	1,552,700	(11,972)	14,034,075
Investments in subsidiaries	20,024,280	3,832,773	—	(23,857,053)	—
Investments in and advances to unconsolidated affiliates	—	1,384,048	7,616	25,000	1,416,664
Intercompany accounts	—	1,718,624	—	(1,718,624)	—
Other non-current assets	149,548	553,409	7,226,383	—	7,929,340

	$20,393,279	$20,884,040	$9,636,323	$(25,562,933)	$25,350,709

Current liabilities	$391,719	$952,792	$815,337	$(284)	$2,159,564
Intercompany accounts	1,656,756	—	61,868	(1,718,624)	—
Deferred income taxes	1,995,682	—	309,640	—	2,305,322
Long-term debt	11,924,713	4,837	1,001,178	—	12,930,728
Other long-term obligations	81,120	50,080	1,049	—	132,249

Total liabilities	16,049,990	1,007,709	2,189,072	(1,718,908)	17,527,863

MGM Resorts stockholders’ equity	4,343,289	19,876,331	3,967,694	(23,844,025)	4,343,289
Noncontrolling interests	—	—	3,479,557	—	3,479,557

Total stockholders’ equity	4,343,289	19,876,331	7,447,251	(23,844,025)	7,822,846

	$20,393,279	$20,884,040	$9,636,323	$(25,562,933)	$25,350,709

	At December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$494,296	$903,537	$1,322,170	$(564)	$2,719,439
Property and equipment, net	—	12,552,828	1,514,356	(11,972)	14,055,212
Investments in subsidiaries	20,017,270	4,037,168	—	(24,054,438)	—
Investments in and advances to unconsolidated affiliates	—	1,367,071	7,765	—	1,374,836
Other non-current assets	167,552	542,259	7,250,887	—	7,960,698

	$20,679,118	$19,402,863	$10,095,178	$(24,066,974)	$26,110,185

Current liabilities	$340,343	$959,118	$941,431	$(25,564)	$2,215,328
Intercompany accounts	1,446,952	(1,470,305)	23,353	—	—
Deferred income taxes	2,120,676	—	309,738	—	2,430,414
Long-term debt	12,441,112	4,836	1,001,282	—	13,447,230
Other long-term obligations	98,856	41,758	976	—	141,590

Total liabilities	16,447,939	(464,593)	2,276,780	(25,564)	18,234,562

MGM Resorts stockholders’ equity	4,231,179	19,867,456	4,173,954	(24,041,410)	4,231,179
Noncontrolling interests	—	—	3,644,444	—	3,644,444

Total stockholders’ equity	4,231,179	19,867,456	7,818,398	(24,041,410)	7,875,623

	$20,679,118	$19,402,863	$10,095,178	$(24,066,974)	$26,110,185

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,556,329	$1,074,662	$(593)	$2,630,398
Equity in subsidiaries’ earnings	306,971	93,369	—	(400,340)	—
Expenses:
Casino and hotel operations	1,254	921,974	727,460	(593)	1,650,095
General and administrative	1,112	260,640	57,494	—	319,246
Corporate expense	16,739	33,586	3,026	—	53,351
Preopening and start-up expenses	—	1,991	3,645	—	5,636
Property transactions, net	—	494	64	—	558
Depreciation and amortization	—	128,075	79,580	—	207,655

	19,105	1,346,760	871,269	(593)	2,236,541

Income from unconsolidated affiliates	—	18,723	53	—	18,776

Operating income (loss)	287,866	321,661	203,446	(400,340)	412,633
Interest expense, net of amounts capitalized	(200,897)	(104)	(8,386)	—	(209,387)
Other, net	18,590	(14,363)	(19,384)	—	(15,157)

Income (loss) before income taxes	105,559	307,194	175,676	(400,340)	188,089
Benefit (provision) for income taxes	2,601	1,641	(723)	—	3,519

Net income (loss)	108,160	308,835	174,953	(400,340)	191,608
Less: Net income attributable to noncontrolling interests	—	—	(83,448)	—	(83,448)

Net income (loss) attributable to MGM Resorts International	$108,160	$308,835	$91,505	$(400,340)	$108,160

Net income (loss)	$108,160	$308,835	$174,953	$(400,340)	$191,608
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,517)	(1,517)	(2,760)	3,034	(2,760)
Other	1,250	1,250	—	(1,250)	1,250

Other comprehensive income (loss)	(267)	(267)	(2,760)	1,784	(1,510)

Comprehensive income (loss)	107,893	308,568	172,193	(398,556)	190,098
Less: Comprehensive income attributable to noncontrolling interests	—	—	(82,205)	—	(82,205)

Comprehensive income (loss) attributable to MGM Resorts International	$107,893	$308,568	$89,988	$(398,556)	$107,893

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(186,046)	$301,590	$150,251	$25,000	$290,795

Cash flows from investing activities
Capital expenditures, net of construction payable	—	(69,530)	(123,221)	—	(192,751)
Dispositions of property and equipment	—	69	66	—	135
Investments in and advances to unconsolidated affiliates	(5,200)	(1,975)	—	(25,000)	(32,175)
Distributions from unconsolidated affiliates in excess of earnings	—	497	—	—	497
Investments in treasury securities - maturities longer than 90 days	—	(54,064)	—	—	(54,064)
Proceeds from treasury securities - maturities longer than 90 days	—	63,063	—	—	63,063
Intercompany transactions	—	(248,319)	—	248,319	—
Other	—	1,226	—	—	1,226

Net cash provided by (used in) investing activities	(5,200)	(309,033)	(123,155)	223,319	(214,069)

Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(1,285,125)	—	(450,000)	—	(1,735,125)
Borrowings under bank credit facilities - maturities longer than 90 days	1,278,125	—	450,000	—	1,728,125
Retirement of senior notes	(508,900)	—	—	—	(508,900)
Intercompany transactions	515,595	(9,057)	(258,219)	(248,319)	—
Distributions to noncontrolling interest owners	—	—	(247,140)	—	(247,140)
Other	(1,202)	—	(446)	—	(1,648)

Net cash used in financing activities	(1,507)	(9,057)	(505,805)	(248,319)	(764,688)

Effect of exchange rate on cash	—	—	(971)	—	(971)

Cash and cash equivalents
Net decrease for the period	(192,753)	(16,500)	(479,680)	—	(688,933)
Balance, beginning of period	378,660	237,457	1,187,552	—	1,803,669

Balance, end of period	$185,907	$220,957	$707,872	$—	$1,114,736

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,463,965	$888,662	$(479)	$2,352,148
Equity in subsidiaries’ earnings	183,423	29,986	—	(213,409)	—
Expenses:
Casino and hotel operations	1,510	886,083	606,481	(479)	1,493,595
General and administrative	1,090	251,549	51,262	—	303,901
Corporate expense	14,808	27,739	4,077	—	46,624
Preopening and start-up expenses	—	(228)	2,374	—	2,146
Property transactions, net	—	8,295	196	—	8,491
Depreciation and amortization	—	127,831	84,087	—	211,918

	17,408	1,301,269	748,477	(479)	2,066,675

Income from unconsolidated affiliates	—	16,338	6	—	16,344

Operating income (loss)	166,015	209,020	140,191	(213,409)	301,817
Interest expense, net of amounts capitalized	(208,683)	(2,985)	(13,779)	—	(225,447)
Other, net	15,166	(22,818)	(15,709)	—	(23,361)

Income (loss) before income taxes	(27,502)	183,217	110,703	(213,409)	53,009
Benefit (provision) for income taxes	34,048	1,457	(65,936)	—	(30,431)

Net income (loss)	6,546	184,674	44,767	(213,409)	22,578
Less: Net income attributable to noncontrolling interests	—	—	(16,032)	—	(16,032)

Net income (loss) attributable to MGM Resorts International	$6,546	$184,674	$28,735	$(213,409)	$6,546

Net income (loss)	$6,546	$184,674	$44,767	$(213,409)	$22,578
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6,436)	(6,436)	(12,641)	12,872	(12,641)
Other	115	115	—	(115)	115

Other comprehensive income (loss)	(6,321)	(6,321)	(12,641)	12,757	(12,526)

Comprehensive income (loss)	225	178,353	32,126	(200,652)	10,052
Less: Comprehensive income attributable to noncontrolling interests	—	—	(9,827)	—	(9,827)

Comprehensive income (loss) attributable to MGM Resorts International	$225	$178,353	$22,299	$(200,652)	$225

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Three Months Ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(203,987)	$198,580	$200,063	$—	$194,656

Cash flows from investing activities
Capital expenditures, net of construction payable	—	(51,766)	(45,649)	—	(97,415)
Dispositions of property and equipment	—	108	127	—	235
Investments in and advances to unconsolidated affiliates	(6,400)	—	—	—	(6,400)
Distributions from unconsolidated affiliates in excess of earnings	—	103	—	—	103
Investments in treasury securities - maturities longer than 90 days	—	(60,138)	—	—	(60,138)
Proceeds from treasury securities - maturities longer than 90 days	—	60,112	—	—	60,112
Other	—	(113)	—	—	(113)

Net cash used in investing activities	(6,400)	(51,694)	(45,522)	—	(103,616)

Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(2,240,000)	—	(450,000)	—	(2,690,000)
Borrowings under bank credit facilities - maturities longer than 90 days	2,343,000	—	450,000	—	2,793,000
Intercompany transactions	474,764	(200,367)	(274,397)	—	—
Distributions to noncontrolling interest owners	—	—	(254,659)	—	(254,659)
Other	(583)	—	(280)	—	(863)

Net cash provided by (used in) financing activities	577,181	(200,367)	(529,336)	—	(152,522)

Effect of exchange rate on cash	—	—	(1,390)	—	(1,390)

Cash and cash equivalents
Net increase (decrease) for the period	366,794	(53,481)	(376,185)	—	(62,872)
Balance, beginning of period	254,385	226,242	1,062,882	—	1,543,509

Balance, end of period	$621,179	$172,761	$686,697	$—	$1,480,637

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2013, which were included in our Form 10-K, filed with the Securities and Exchange Commission on March 3, 2014. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.” MGM China Holdings Limited together with its subsidiaries is referred to as “MGM China.”

Executive Overview

Our primary business is the ownership and operation of casino resorts, which includes offering gaming, hotel, convention, dining, entertainment, retail and other resort amenities. We believe that we own and invest in several of the premier casino resorts in the world and have continually reinvested in our resorts to maintain our competitive advantage. Most of our revenue is cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. We rely heavily on the ability of our resorts to generate operating cash flow to repay debt financings, fund capital expenditures and provide excess cash flow for future development. We make significant investments in our resorts through newly remodeled hotel rooms, restaurants, entertainment and nightlife offerings as well as other new features and amenities.

Results of operations from our wholly owned domestic resorts in the first quarter of 2014 improved compared to the first quarter of 2013 primarily as a result of increased hotel revenues as general economic conditions continue to improve. During the three months ended March 31, 2014, visitor volume to Las Vegas increased 5.3% and the average daily Las Vegas Strip room rate increased 10.6% compared to the same period in the prior year, as reported by the Las Vegas Convention and Visitors Authority. We expect our resorts to benefit from a continued trend of improvements in general economic conditions in 2014.

In Macau, results of operations also improved in the first quarter of 2014 compared to the prior year period as a result of strong gaming volumes benefiting from economic growth in China. Despite concerns about the sustainability of economic growth in China, we expect the Macau market to continue to grow as a result of a large and growing Asian middle class and infrastructure improvements expected to facilitate more convenient travel to and within Macau. According to statistics published by the Statistics Census Service of the Macau government, visitor arrivals were 8 million in the first quarter 2014, a 9% increase compared to the first quarter of 2013. Gross casino revenues for the Macau market increased 20% in the first quarter of 2014, with increases in both high-end (“VIP”) and main floor volumes.

Our results of operations are affected by decisions we make related to our capital allocation, our access to capital and our cost of capital. While we continue to be focused on improving our financial position, we are also dedicated to capitalizing on development opportunities. In Macau, we plan to spend approximately $2.9 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs, to develop a resort and casino featuring up to 1,600 hotel rooms, 500 gaming tables, and 2,500 slots built on an approximately 17.8 acre site in Cotai, Macau (“MGM Cotai”).

In December 2013, our subsidiary MGM National Harbor, LLC (“MGM National Harbor”) was awarded the license to operate the sixth and final casino under current statutes in the State of Maryland by the Maryland Video Lottery Facility Location Commission to build and operate a world-class destination resort casino in Prince George’s County at National Harbor. We currently expect the cost to develop and construct MGM National Harbor to be approximately $1.0 billion, excluding capitalized interest and land related costs. We expect that the resort will include a casino with approximately 3,600 slots and 160 table games including poker; a 300-suite hotel with luxury spa and rooftop pool; high-end branded retail; fine and casual dining; a dedicated 3,000 seat theater venue; 35,000 square feet of meeting and event space; and a 5,000-space parking structure.

Our subsidiary MGM Springfield is the only remaining applicant for the casino license in Region B, Western Massachusetts, one of three licensing regions designated by legislation. In December 2013, a unanimous vote from the Massachusetts Gaming Commission (“MGC”) found us to be a suitable candidate for a casino license in Massachusetts. Our subsidiary has since submitted to the MGC a completed license application for the next phase of the licensing process. The MGC is presently scheduled to make a determination on our application in June 2014; however, there can be no assurance that the MGC will ultimately award us the license on terms acceptable to us or at all, or that they will not postpone such determination. MGM Springfield is proposed for 14.5 acres of land between Union and State streets, and Columbus Avenue and Main Street. We currently expect the cost to develop and construct MGM Springfield to be approximately $690 million, excluding capitalized interest and land related costs.

Under consideration before the Massachusetts Supreme Judicial Court (the “Court”) is the constitutionality of a proposed ballot initiative that would prohibit local casinos, slot parlors and other wagering in Massachusetts. A decision from the Court as to whether the ballot initiative will appear on the November 2014 ballot is expected in July 2014, although no assurance can be made on the timing of any such decision. If we are determined to be the winner of the Region B, Western Massachusetts license in June 2014, we have requested that the MGC delay the final award and payment of licensing fees until the earlier of a favorable Court ruling or the failure of the ballot initiative to pass in the November 2014 elections. If the MGC does not grant our request, we may be required to pay the license fee and other financial obligations associated with the development of MGM Springfield in June 2014 and thereafter, or forego the license. To the extent we make any such payments, we believe we would have claim to a refund, however, there can be no assurance that we will receive a refund of these amounts if the ballot initiative is successful.

In 2013, we formed a 50/50 limited liability company, Las Vegas Arena Company, LLC (“LVA”), with a subsidiary of Anschutz Entertainment Group, Inc. (a leader in sports, entertainment, and promotions) to design, construct, and operate an arena on a parcel of our land located between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. The proposed arena is anticipated to seat between 18,000 – 20,000 people and is currently scheduled to be completed in 2016. Such development is estimated to cost approximately $350 million, excluding capitalized interest and land related costs, and is contingent on LVA obtaining permanent financing.

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

Main floor table games wagers at MGM Macau are conducted by the use of cash chips. In addition to purchasing cash chips at gaming tables, main floor customers may also purchase cash chips at the casino cage. As a result of recent significant increases in cash chips purchased at the casino cage, we now adjust main floor table games drop to include such purchases in order to more meaningfully reflect main floor table games volume and hold percentage. MGM Macau’s main floor normal table games hold percentage, as calculated on this basis, is in the range of 22% to 25% of table games drop. Slots hold percentage at MGM Macau is in the range of 5% to 6% of slots handle.

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

Corporate and other

Corporate and other includes our investments in unconsolidated affiliates and certain management and other operations.

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

Other unconsolidated affiliates and management services. We also own 50% interests in Grand Victoria and Silver Legacy. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Silver Legacy is located in Reno, adjacent to Circus Circus Reno, and the other 50% is owned by Eldorado LLC, which operates the resort.

We seek to leverage our management expertise and well-recognized brands through domestic and international expansion opportunities. We have entered into management agreements for non-gaming hotels, resorts and residential products in the Middle East, North Africa, India, the United States and, through our venture with Diaoyutai State Guesthouse, in the People’s Republic of China. In April 2014, we entered into a 50/50 limited liability company agreement with Hakkasan Hospitality, Inc., an affiliate of the Hakkasan group, to form MGM Hakkasan Hospitality, LLC, a Nevada limited liability company (“MGM Hakkasan”), to design, develop and manage luxury non-gaming hotels, resorts and residences under certain brands licensed from us and the Hakkasan Group. We will contribute all of the management agreements for non-gaming hotels, resorts and residential projects (outside of the greater China region) that are currently under development to MGM Hakkasan. We will continue to develop and manage properties in the greater China region through our venture with Diaoyutai State Guesthouse, including the MGM Grand Sanya on Hainan Island, in the People’s Republic of China, which opened in early 2012.

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

We consolidate the trust because we are the sole economic beneficiary and we account for our interest in Borgata under the cost method. As of March 31, 2014, the trust had $94 million of cash and investments, of which $78 million is held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within “Prepaid expenses and other.”

Results of Operations

The following discussion is based on our consolidated financial statements for the three months ended March 31, 2014 and 2013.

Summary Financial Results

The following table summarizes our financial results:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net revenues	$2,630,398	$2,352,148
Operating income	412,633	301,817
Net income	191,608	22,578
Net income attributable to MGM Resorts International	108,160	6,546

Consolidated net revenue for the three months ended March 31, 2014 increased 12% over the prior year quarter driven by a 13% increase in casino revenue and a 13% increase in rooms revenue. See below for additional information related to segment revenues.

Consolidated operating income of $413 million for the three months ended March 31, 2014 benefited from increased revenues at our wholly owned domestic resorts and MGM China. Corporate expense increased 14% to $53 million for the first quarter of 2014 due to an increase in personnel costs and professional fees. In the prior year quarter, operating income was negatively impacted by $8 million related to disposals recorded in “Property transactions, net.”

Operating Results – Detailed Segment Information

The following table presents a detail by segment of consolidated net revenue and Adjusted EBITDA. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See “Non-GAAP Measures” for additional information:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net revenues:
Wholly owned domestic resorts	$1,570,234	$1,489,188
MGM China	941,448	747,557

Reportable segment net revenues	2,511,682	2,236,745
Corporate and other	118,716	115,403

	$2,630,398	$2,352,148

Adjusted EBITDA:
Wholly owned domestic resorts	$402,846	$361,037
MGM China	240,725	180,455

Reportable segment Adjusted Property EBITDA	643,571	541,492
Corporate and other	(17,089)	(17,120)

	$626,482	$524,372

Wholly owned domestic resorts. The following table presents detailed net revenue at our wholly owned domestic resorts:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Casino revenue:
Table games	$232,508	$239,593
Slots	400,562	408,034
Other	18,689	16,407

Casino revenue	651,759	664,034
Non-casino revenue:
Rooms	436,665	387,843
Food and beverage	360,113	339,034
Entertainment, retail and other	279,873	256,425

Non-casino revenue	1,076,651	983,302

	1,728,410	1,647,336
Less: Promotional allowances	(158,176)	(158,148)

	$1,570,234	$1,489,188

Net revenue related to wholly owned domestic resorts for the first quarter of 2014 increased 5% compared to the prior year first quarter due primarily to increases in rooms, food and beverage and entertainment revenue which were partially offset by a decrease in casino revenue.

Casino revenue related to wholly owned domestic resorts decreased 2% compared to the prior year quarter, due to a decrease in table games hold percentage and a small decrease in slots revenue. Table games hold percentage in the first quarter of 2014 was 20.8% compared to 21.9% for the prior year quarter. Slots revenue increased 1% compared to the prior year quarter at our Las Vegas Strip resorts, but decreased 5% at our other wholly owned domestic resorts.

Rooms revenue in the first quarter of 2014 increased 13%, with a 14% increase in Las Vegas Strip REVPAR. The following table shows key hotel statistics for our Las Vegas Strip resorts.

	Three Months Ended March 31,
	2014	2013
Occupancy	92%	90%
Average Daily Rate (ADR)	$147	$132
Revenue per Available Room (REVPAR)	$135	$118

Food and beverage revenue increased 6% compared to the prior year due to an increase in convention and banquet revenue and the opening of several new outlets. Entertainment revenue increased 18% as a result of the opening of the Michael Jackson ONE Cirque du Soleil production show at Mandalay Bay in June 2013, which replaced the Lion King which closed in December 2011.

Adjusted Property EBITDA at our wholly owned domestic resorts increased 12% compared to the first quarter of 2013 primarily as a result of the increase in rooms revenue and improved rooms margins. Adjusted Property EBITDA margin increased by approximately 150 basis points from the prior year quarter to 25.7%.

MGM China. The following table presents detailed net revenue for MGM China:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Casino revenue, net:
VIP table games	$549,938	$453,011
Main floor table games	302,196	208,929
Slots	79,540	75,447

Casino revenue, net	931,674	737,387

Non-casino revenue	37,785	33,946

	969,459	771,333
Less: Promotional allowances	(28,011)	(23,776)

	$941,448	$747,557

Net revenue for MGM China increased 26% primarily as a result of increases in VIP table games revenue and main floor table games revenue of 21% and 45%, respectively. VIP table games turnover increased 12% from the prior year quarter and VIP table games hold percentage increased to 3.0% in the current quarter from 2.8% in the prior year quarter. Main floor table games volume increased 31% compared to the prior year quarter and hold percentage increased to 24.7% in the current year quarter from 22.3% in the prior year quarter. Slots revenue increased 5% compared to the prior year quarter due to a 12% increase in slots volume. Main floor table games revenues and slots revenues benefited from overall Macau market growth.

MGM China’s Adjusted EBITDA for the quarter ended March 31, 2014 was $241 million, a 33% increase compared to $180 million in the prior year quarter. Branding fee expense was $16 million in the current year quarter and $13 million in the prior year quarter. Gaming promoter commissions for the quarter ended March 31, 2014 were $370 million compared to $303 million in the prior year, a 22% increase resulting directly from the increase in VIP table games win. Adjusted EBITDA margin increased approximately 140 basis points to 25.6% in the current year quarter, and benefited from an increase in main floor table games revenues.

Corporate and other. Corporate and other revenue includes revenues from other corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Corporate and other Adjusted EBITDA loss for the first quarter of 2014 was flat compared to the prior year period. Our share of operating income from CityCenter increased in the current year quarter, partially offset by an increase in corporate expense as discussed above.

Operating Results – Income from Unconsolidated Affiliates

The following table summarizes information related to our income from unconsolidated affiliates:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
CityCenter	$14,046	$11,695
Other	4,730	4,649

	$18,776	$16,344

Our share of CityCenter’s operating income, including certain basis difference adjustments, for the three months ended March 31, 2014 increased to $14 million due to improved operating results. CityCenter’s operating income benefited from an increase in revenues and strong margins related to its hotel operations. Aria’s hotel revenue increased 14% and Vdara’s hotel revenue increased 20% as a result of increases in REVPAR of 14% and 21%, respectively. This was partially offset by a decrease in gaming revenues. Aria’s table games volume decreased 8% compared to the prior year quarter and table games hold percentage decreased to 26.8% in the current year quarter from 28.3% in the prior year quarter.

Non-operating Results

Interest expense. Interest expense decreased $16 million to $209 million in the first quarter of 2014, due to the repricing of the term loan B facility in May 2013 as well as the repayment of the $509 million 5.875% senior notes in February 2014 at maturity and the repayment of the $462 million 6.75% senior notes and $150 million 7.625% senior subordinated debentures at maturity during 2013. We had minimal capitalized interest in the first quarter of 2014 and 2013.

Non-operating items from unconsolidated affiliates. Non-operating charges from unconsolidated affiliates decreased for the three months ended March 31, 2014 due to a decrease in interest expense at CityCenter as a result of debt restructuring transactions that occurred in October 2013.

Income taxes. We recorded an income tax benefit of $4 million and an income tax provision of $30 million for the three months ended March 31, 2014 and 2013, respectively. The provision recorded during the three months ended March 31, 2013 was primarily the result of non-recurring taxation events recorded during the quarter including the re-measurement of the net deferred tax liability of MGM Grand Paradise, resulting in a provision for income taxes of $65 million, offset by a $38 million reduction in provision for the settlement of all 2003 and 2004 issues under appeal with the IRS. No non-recurring taxation events were recorded for the three months ended March 31, 2014. Rather, the income tax benefit booked for the three months ended March 31, 2014 is primarily the result of assumptions made in our annual effective tax rate calculation regarding the realization of a portion of our foreign tax credit deferred tax asset in future years. See Note 2 in the accompanying financial statements for further discussion of our annual effective tax rate assumptions regarding projected foreign tax credit usage and valuation allowance.

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

The following table presents a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Adjusted EBITDA	$626,482	$524,372
Preopening and start-up expenses	(5,636)	(2,146)
Property transactions, net	(558)	(8,491)
Depreciation and amortization	(207,655)	(211,918)

Operating income	412,633	301,817

Non-operating expense
Interest expense, net of amounts capitalized	(209,387)	(225,447)
Other, net	(15,157)	(23,361)

	(224,544)	(248,808)
Income before income taxes	188,089	53,009
Benefit (provision) for income taxes	3,519	(30,431)

Net income	191,608	22,578
Less: Net income attributable to noncontrolling interests	(83,448)	(16,032)

Net income attributable to MGM Resorts International	$108,160	$6,546

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended March 31, 2014
	Operating Income (Loss)	Preopening and Start-up Expenses	Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$81,851	$—	$(21)	$23,319	$105,149
MGM Grand Las Vegas	40,932	197	(8)	21,112	62,233
Mandalay Bay	34,411	802	(2)	20,789	56,000
The Mirage	22,592	—	147	12,680	35,419
Luxor	8,807	3	(1)	9,169	17,978
New York-New York	20,887	55	244	4,441	25,627
Excalibur	15,455	—	(1)	3,436	18,890
Monte Carlo	14,014	915	3	4,963	19,895
Circus Circus Las Vegas	1,537	—	(11)	3,783	5,309
MGM Grand Detroit	27,654	—	—	5,712	33,366
Beau Rivage	8,166	—	—	6,475	14,641
Gold Strike Tunica	6,365	—	—	3,202	9,567
Other resort operations	(1,769)	—	—	541	(1,228)

Wholly owned domestic resorts	280,902	1,972	350	119,622	402,846

MGM China	164,589	2,408	(104)	73,832	240,725
CityCenter (50%)	14,046	—	—	—	14,046
Other unconsolidated resorts	4,711	19	—	—	4,730
Management and other operations	16,961	—	—	2,891	19,852

	481,209	4,399	246	196,345	682,199

Stock compensation	(6,699)	—	—	—	(6,699)
Corporate	(61,877)	1,237	312	11,310	(49,018)

	$412,633	$5,636	$558	$207,655	$626,482

	Three Months Ended March 31, 2013
	Operating Income (Loss)	Preopening and Start-up Expenses	Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$66,392	$—	$4	$23,183	$89,579
MGM Grand Las Vegas	40,972	—	666	20,367	62,005
Mandalay Bay	20,822	(604)	582	18,614	39,414
The Mirage	13,550	—	4,154	12,457	30,161
Luxor	3,775	—	3,179	8,620	15,574
New York-New York	17,737	—	31	5,632	23,400
Excalibur	11,162	—	—	3,947	15,109
Monte Carlo	12,858	—	(12)	4,640	17,486
Circus Circus Las Vegas	(389)	—	—	4,946	4,557
MGM Grand Detroit	34,371	—	—	5,282	39,653
Beau Rivage	6,427	—	(298)	7,744	13,873
Gold Strike Tunica	6,820	—	(13)	3,180	9,987
Other resort operations	(328)	—	(1)	568	239

Wholly owned domestic resorts	234,169	(604)	8,292	119,180	361,037

MGM China	99,117	2,374	195	78,769	180,455
CityCenter (50%)	11,319	376	—	—	11,695
Other unconsolidated resorts	4,649	—	—	—	4,649
Management and other operations	12,783	—	4	2,974	15,761

	362,037	2,146	8,491	200,923	573,597

Stock compensation	(6,943)	—	—	—	(6,943)
Corporate	(53,277)	—	—	10,995	(42,282)

	$301,817	$2,146	$8,491	$211,918	$524,372

Liquidity and Capital Resources

Cash Flows

At March 31, 2014, we held cash and cash equivalents of $1.1 billion, of which $556 million related to MGM China.

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant tax payments or refunds, and by distributions from unconsolidated affiliates. Cash provided by operating activities was $291 million for the three months ended March 31, 2014, compared to cash provided by operating activities of $195 million in the prior year period and benefited from an improvement in operating margins at our wholly owned domestic resorts. Operating cash flows related to MGM China were $160 million in the current year period compared to $173 million in the prior year period. MGM China’s operating cash flow was negatively affected by changes in working capital primarily related to accounts receivable and short-term gaming liabilities in the current year quarter. In the three months ended March 31, 2014, operating cash flows also benefited from a decrease in interest payments.

Investing activities. We had capital expenditures of $193 million for the three months ended March 31, 2014, of which $120 million related to MGM China. Capital expenditures at MGM China included $110 million related to the construction of MGM Cotai. Capital expenditures at our wholly owned domestic resorts included expenditures for a remodel of the front façades of New York-New York and Monte Carlo, a gaming salon remodel and a marquee replacement.

We had capital expenditures of $97 million in the three months ended March 31, 2013, including $44 million at MGM China, excluding development fees eliminated in consolidation. Capital expenditures at MGM China included $28 million related to the construction of MGM Cotai. Capital expenditures also included various room remodels, restaurant remodels, and entertainment venue remodels. Most of the costs capitalized related to materials, external labor costs and furniture and fixtures.

For the three months ended March 31, 2014 and 2013, investments and advances to unconsolidated affiliates primarily represent investments in CityCenter.

Investing activities includes activity related to investments of cash held by our trust holding our 50% ownership in Borgata.

Financing activities. During the three months ended March 31, 2014, we repaid net debt of $516 million, which included the repayment of the $509 million 5.875% senior notes at maturity on February 27, 2014. During the three months ended March 31, 2013, we borrowed net debt of $103 million, which included a $110 million draw on our senior credit facility revolver on March 28, 2013, which was used to repay a portion of our $462 million 6.75% senior notes at maturity on April 1, 2013.

MGM China paid a $499 million dividend in March 2014, of which $254 million remained within the consolidated entity and $245 million was distributed to noncontrolling interests. MGM China paid a $500 million dividend in March 2013, of which $255 million remained within the consolidated entity and $245 million was distributed to noncontrolling interests.

Other Factors Affecting Liquidity

Anticipated uses of cash. As of March 31, 2014, we had $12.9 billion of indebtedness, including $2.8 billion of borrowings outstanding under our $4.0 billion senior credit facility and $553 million outstanding under the $2.0 billion MGM China credit facility. As of March 31, 2014, we have $28 million of scheduled amortization payments related to the term loan A and term loan B facilities under our senior credit facility, and an estimated $797 million of cash interest payments based on current outstanding debt and applicable interest rates, within the next twelve months.

In addition, we expect to make the following capital investments during the full year 2014:

•	$350 million in capital expenditures at our wholly owned domestic resorts and corporate entities;

•	$75 million investment in our arena project, subject to the project obtaining permanent financing;

•	$170 million in capital expenditures including land costs related to the MGM National Harbor project; and

•	If we are awarded the license in Massachusetts, $210 million including an initial license fee, construction costs (including an initial deposit), and land acquisition costs.

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

Cotai land concession. MGM Grand Paradise’s land concession contract for an approximate 17.8 acre site in Cotai, Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual payments. As of March 31, 2014, MGM China had paid $86 million of the contract premium. MGM China is expected to pay a semi-annual installment of approximately $15 million, including interest, in July 2014. In addition, MGM Grand Paradise is required to pay the Macau government approximately $269,000 per year in rent during the course of development of the land.

MGM China dividend policy. In February 2014, as part of its regular dividend policy, MGM China’s Board of Directors announced it will recommend a final dividend for 2013 of $128 million to MGM China shareholders subject to approval at the 2014 annual shareholders meeting.

CityCenter completion guarantee. In October 2013, we entered into a third amended and restated completion and cost overrun guarantee, which is collateralized by substantially all of the assets of Circus Circus Las Vegas, as well as certain undeveloped land adjacent to that property. The terms of the amended and restated completion guarantee provide CityCenter the ability to utilize up to $72 million of net residential proceeds to fund construction costs, or to reimburse us for construction costs previously expended. As of March 31, 2014, CityCenter is holding approximately $72 million in a separate bank account representing the remaining condo proceeds available to fund completion guarantee obligations or be reimbursed to us. In accordance with the amended and restated completion guarantee, such amounts may only be used to fund construction lien obligations or to reimburse us once the Perini litigation is settled.

As of March 31, 2014, we had funded $721 million under the completion guarantee and had accrued a liability of $104 million, which includes estimated litigation costs related to the resolution of disputes with contractors concerning the final construction costs and estimated amounts to be paid to contractors through the legal process related to the Perini litigation. We do not believe it is reasonably possible it could be liable for amounts in excess of what it has accrued. Our estimated obligation has been offset by the $72 million of condominium proceeds received and held in escrow by CityCenter, which are available to fund construction lien claims upon the resolution of the Perini litigation. Also, our accrual reflects certain estimated offsets to the amounts claimed by the contractors. Moreover, we have not accrued for any contingent payments to CityCenter related to the Harmon component.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the fiscal year ended December 31, 2013. There have been no significant changes in our critical accounting policies and estimates since year end.

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

As of March 31, 2014, variable rate borrowings represented 26% of our total borrowings. Assuming a 100 basis-point increase in LIBOR (in the case of the term B facility, over the 1% floor specified in our senior credit facility), our annual interest cost would change by $28 million based on gross amounts outstanding at March 31, 2014. Assuming a 100 basis-point increase in HIBOR for the MGM Grand Paradise credit facility, our annual interest cost would change by $6 million based on amounts outstanding at March 31, 2014. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in							Fair Value March 31,
	2014	2015	2016	2017	2018	Thereafter	Total	2014
	(In millions)
Fixed rate	$—	$2,325	$1,476	$743	$475	$4,605	$9,624	$11,361
Average interest rate	N/A	5.1%	8.2%	7.6%	11.4%	7.1%	7.1%
Variable rate	$21	$28	$166	$1,440	$18	$1,645	$3,318	$3,317
Average interest rate	3.3%	3.3%	2.2%	2.6%	3.5%	3.5%	3.1%

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to generate significant cash flow, our expectations with respect to improvements in the global economy, amounts we will pay in capital expenditures and investments, and the opening and development of new resorts. The foregoing is not a complete list of all forward-looking statements we make.

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

•	our ability to build and open our development in Cotai by January 2018;

•	the dependence of MGM Macau upon gaming promoters for a significant portion of gaming revenues in Macau;

•	extreme weather conditions or climate change may cause property damage or interrupt business;

•	the concentration of our major gaming resorts on the Las Vegas Strip;

•	the fact that we extend credit to a large portion of our customers and we may not be able to collect gaming receivables;

•	the potential occurrence of impairments to goodwill, indefinite-lived intangible assets or long-lived assets which could negatively affect future profits;

•	the susceptibility of leisure and business travel, especially travel by air, to global geopolitical events, such as terrorist attacks or acts of war or hostility;

•	the fact that investing in other entities through partnerships, joint ventures or otherwise, including CityCenter, decreases our ability to manage risk;

•	the fact that future construction or development projects will be susceptible to substantial development and construction risks;

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

Except as noted below, during the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2014, we implemented a new enterprise application for a significant portion of the human resources and payroll functions at our corporate entities and wholly owned domestic resorts. In connection with this change, the Company has modified, as appropriate, the design and operation of certain internal controls over financial reporting that were impacted by this change.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant developments in any of the cases disclosed in our Annual Report on Form 10-K during the three months ended March 31, 2014, except as noted below:

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

In 2013, CityCenter reached a settlement agreement with certain professional service providers against whom it had asserted claims in this litigation for errors or omissions with respect to the CityCenter project, which settlement has been approved by the court. In April 2014, CityCenter settled for $55 million, net of deductible, its 2008 builder’s risk insurance claim for loss and damage with respect to the Harmon’s defective condition.

Further, CityCenter and Perini have entered a settlement agreement which resolves most but not all of the components of Perini’s non-Harmon-related lien claim against CityCenter. The settlement established a stipulated value for Perini’s mechanic’s lien, which amount will not be paid until resolution of CityCenter’s damages claim for the Harmon and will be offset against any judgment CityCenter obtains against Perini for damages relating to construction of the Harmon. Pursuant to the parties’ stipulation, on February 24, 2014, Perini filed a revised lien for $174 million as the amount claimed by Perini and the remaining Harmon-related subcontractors. The discovery process continues. Trial of the remainder of Perini’s lien claim, the remaining subcontractors’ claims against CityCenter, and CityCenter’s counterclaims against Perini and certain subcontractors for defective work at the Harmon has been rescheduled to commence on September 23, 2014.

The CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the Perini lawsuit. The Company believes that a loss with respect to Perini’s punitive damages claim is neither probable nor reasonably possible.

Please refer to Note 5 in the accompanying consolidated financial statements for further discussion on the Company’s completion guarantee obligation which may be impacted by the outcome of the above litigation and CityCenter’s extra-judicial settlement process.

Securities and derivative litigation. In 2009 various shareholders filed six lawsuits in Nevada federal and state court against the Company and various of its former and current directors and officers alleging federal securities laws violations and/or related breaches of fiduciary duties in connection with statements allegedly made by the defendants during the period August 2007 through the date of such lawsuit filings in 2009 (the “class period”). In general, the lawsuits assert the same or similar allegations, including that during the relevant period defendants artificially inflated the Company’s common stock price by knowingly making materially false and misleading statements and omissions to the investing public about the Company’s financial statements and condition, operations, CityCenter, and the intrinsic value of the Company’s common stock; that these alleged misstatements and omissions thereby enabled certain Company insiders to derive personal profit from the sale of Company common stock to the public; that defendants caused plaintiffs and other shareholders to purchase Company common stock at artificially inflated prices; and that defendants imprudently implemented a share repurchase program to the detriment of the Company. The lawsuits seek unspecified compensatory damages, restitution and disgorgement of alleged profits and/or attorneys’ fees and costs in amounts to be proven at trial, as well as injunctive relief related to corporate governance. There have been no significant developments to the lawsuits disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except as noted below:

In re MGM MIRAGE Derivative Litigation. Mario Guerrero v. James J. Murren, et al. (Case No. 2:09-cv-01815-KJD-RJJ, filed September 14, 2009, U.S. District Court for the District of Nevada); Regina Shamberger v. J. Terrence Lanni, et al. (Case No. 2:09-cv-01817-PMP-GWF, filed September 14, 2009, U.S. District Court for the District of Nevada), filed September 14, 2009. These purported shareholder derivative actions involve the same former and current director and officer defendants as those in the consolidated state court derivative actions, and also name the Company as a nominal defendant. They make factual allegations similar to those alleged in the state court actions, asserting claims of, among other things, breach of fiduciary duty by defendants’ asserted improper financial reporting, insider selling and misappropriation of information; waste of corporate assets; and unjust enrichment. In June 2010, the plaintiffs in these two actions made a joint motion for consolidation and appointment of lead plaintiffs and lead counsel. In March 2011, on stipulation of both plaintiffs and without opposition from the defendants, the two actions were consolidated under the caption In re MGM MIRAGE Derivative Litigation. In March 2011, with the stipulation of all parties, the court ordered that defendants need not respond to the complaints currently on file pending the disposition of the motions to dismiss in In re MGM MIRAGE Securities Litigation, without prejudice to either side’s right to seek to lift the stay at an earlier time. By the terms of the court’s order, the stay expired in November 2013, and in April 2014 the court issued an order that denied plaintiff’s request to extend the stay. In March 2014 plaintiff Regina Shamberger filed a Notice of Voluntary Dismissal by which she withdrew from the action. Further, in March 2014 all defendants moved to dismiss plaintiff’s complaint on the grounds that a) plaintiff failed to make a pre-suit demand on the Company’s Board of Directors and is collaterally stopped from asserting that a pre-suit demand would have been futile; b) even if collateral estoppel was not applicable, plaintiff failed to plead with particularity specific facts that, if true, would give rise to a reasonable inference that a pre-suit demand would have been futile; and c) plaintiff failed to state a claim for which relief may be granted. This motion to dismiss is pending.

Item 1A.	Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to those factors for the three months ended March 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchases are only conducted under repurchase programs approved by our Board of Directors and publicly announced. We did not repurchase shares of our common stock during the quarter ended March 31, 2014. The maximum number of shares available for repurchase under our May 2008 repurchase program was 20 million as of March 31, 2014.

Item 6.	Exhibits

10.1	Form of Performance Share Units Agreement of the Company, effective for bonus awards granted in March 2014 and thereafter.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at March 31, 2014 (unaudited) and December 31, 2013 (audited); (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013; (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Condensed Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International

Date: May 7, 2014	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2014		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)