Form 10-Q
period 2014-06-30
MGM Resorts International
filed 2014-08-11
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 4, 2014
Common Stock, $.01 par value	490,741,383 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$1,365,137	$1,803,669
Accounts receivable, net	473,922	488,217
Inventories	102,524	107,907
Deferred income taxes, net	—	80,989
Prepaid expenses and other	224,732	238,657

Total current assets	2,166,315	2,719,439

Property and equipment, net	14,113,722	14,055,212

Other assets
Investments in and advances to unconsolidated affiliates	1,420,924	1,374,836
Goodwill	2,898,861	2,897,442
Other intangible assets, net	4,396,436	4,511,861
Other long-term assets, net	576,045	551,395

Total other assets	9,292,266	9,335,534

	$25,572,303	$26,110,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$253,475	$241,192
Income taxes payable	32,817	14,813
Current portion of long-term debt	317,194	—
Deferred income taxes, net	1,522	—
Accrued interest on long-term debt	191,141	188,522
Other accrued liabilities	1,764,167	1,770,801

Total current liabilities	2,560,316	2,215,328

Deferred income taxes	2,356,998	2,430,414
Long-term debt	12,606,520	13,447,230
Other long-term obligations	106,941	141,590

Commitments and contingencies (Note 5)

Stockholders’ equity
Common stock, $.01 par value: authorized 1,000,000,000 shares; issued and outstanding 490,712,807 and 490,360,628 shares	4,907	4,904
Capital in excess of par value	4,166,365	4,156,680
Retained earnings	270,796	57,092
Accumulated other comprehensive income	15,235	12,503

Total MGM Resorts International stockholders’ equity	4,457,303	4,231,179
Noncontrolling interests	3,484,225	3,644,444

Total stockholders’ equity	7,941,528	7,875,623

	$25,572,303	$26,110,185

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Casino	$1,475,165	$1,443,157	$3,058,597	$2,844,577
Rooms	463,151	437,710	915,537	838,960
Food and beverage	412,723	394,247	796,115	754,129
Entertainment	138,735	121,001	272,512	234,855
Retail	50,811	52,748	95,427	97,455
Other	134,068	127,914	259,495	251,740
Reimbursed costs	95,745	92,741	190,720	182,977

	2,770,398	2,669,518	5,588,403	5,204,693
Less: Promotional allowances	(189,365)	(188,253)	(376,972)	(371,280)

	2,581,033	2,481,265	5,211,431	4,833,413

Expenses
Casino	916,817	916,807	1,907,651	1,792,053
Rooms	142,413	134,001	276,651	261,710
Food and beverage	241,124	225,696	461,182	430,436
Entertainment	104,761	89,940	203,698	173,665
Retail	26,055	27,865	49,531	53,831
Other	92,077	92,819	179,654	178,792
Reimbursed costs	95,745	92,741	190,720	182,977
General and administrative	327,484	314,324	646,730	618,225
Corporate expense	54,439	52,364	107,790	98,988
Preopening and start-up expenses	9,759	3,506	15,395	5,652
Property transactions, net	33,170	88,131	33,728	96,622
Depreciation and amortization	203,070	218,151	410,725	430,069

	2,246,914	2,256,345	4,483,455	4,323,020

Income from unconsolidated affiliates	5,868	6,682	24,644	23,026

Operating income	339,987	231,602	752,620	533,419

Non-operating income (expense):
Interest expense, net of amounts capitalized	(203,936)	(214,500)	(413,323)	(439,947)
Non-operating items from unconsolidated affiliates	(14,578)	(38,864)	(28,301)	(60,943)
Other, net	(309)	(4,951)	(1,743)	(6,233)

	(218,823)	(258,315)	(443,367)	(507,123)

Income (loss) before income taxes	121,164	(26,713)	309,253	26,296
Benefit (provision) for income taxes	52,540	(3,865)	56,059	(34,296)

Net income (loss)	173,704	(30,578)	365,312	(8,000)
Less: Net income attributable to noncontrolling interests	(68,160)	(62,380)	(151,608)	(78,412)

Net income (loss) attributable to MGM Resorts International	$105,544	$(92,958)	$213,704	$(86,412)

Net income (loss) per share of common stock attributable to MGM Resorts International
Basic	$0.22	$(0.19)	$0.44	$(0.18)

Diluted	$0.21	$(0.19)	$0.42	$(0.18)

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$173,704	$(30,578)	$365,312	$(8,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	5,862	6,416	3,102	(6,225)
Other	—	—	1,250	115

Other comprehensive income (loss)	5,862	6,416	4,352	(6,110)

Comprehensive income (loss)	179,566	(24,162)	369,664	(14,110)
Less: Comprehensive income attributable to noncontrolling interests	(71,023)	(65,470)	(153,228)	(75,297)

Comprehensive income (loss) attributable to MGM Resorts International	$108,543	$(89,632)	$216,436	$(89,407)

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$365,312	$(8,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	410,725	430,069
Amortization of debt discounts, premiums and issuance costs	18,728	16,876
Loss on retirement of long-term debt	—	3,791
Provision for doubtful accounts	24,294	16,696
Stock-based compensation	16,600	16,555
Property transactions, net	33,728	96,622
Loss from unconsolidated affiliates	3,777	38,293
Distributions from unconsolidated affiliates	7,260	8,075
Deferred income taxes	(3,052)	69,143
Change in operating assets and liabilities:
Accounts receivable	(9,964)	(13,703)
Inventories	5,391	6,456
Income taxes receivable and payable, net	18,005	5,420
Prepaid expenses and other	(2,605)	(30,646)
Prepaid Cotai land concession premium	(11,206)	3,289
Accounts payable and accrued liabilities	(78,514)	98,230
Other	5,145	(27,104)

Net cash provided by operating activities	803,624	730,062

Cash flows from investing activities
Capital expenditures, net of construction payable	(370,248)	(242,878)
Dispositions of property and equipment	412	323
Investments in and advances to unconsolidated affiliates	(53,750)	(14,400)
Distributions from unconsolidated affiliates in excess of earnings	790	—
Investments in treasury securities - maturities longer than 90 days	(93,137)	(120,332)
Proceeds from treasury securities - maturities longer than 90 days	111,238	135,268
Other	2,535	1,806

Net cash used in investing activities	(402,160)	(240,213)

Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(1,737,750)	(14,000)
Borrowings under bank credit facilities - maturities longer than 90 days	3,451,875	2,793,000
Repayments under bank credit facilities - maturities longer than 90 days	(1,728,125)	(2,793,000)
Retirement of senior notes	(508,900)	(462,234)
Debt issuance costs	—	(17,061)
Distributions to noncontrolling interest owners	(314,447)	(259,016)
Other	(2,173)	(1,687)

Net cash used in financing activities	(839,520)	(753,998)

Effect of exchange rate on cash	(476)	(687)

Cash and cash equivalents
Net decrease for the period	(438,532)	(264,836)
Balance, beginning of period	1,803,669	1,543,509

Balance, end of period	$1,365,137	$1,278,673

Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$391,976	$436,147
Federal, state and foreign income taxes paid, net of refunds	8,508	1,382
Non-cash investing and financing activities
Increase in investment in and advances to CityCenter related to change in completion guarantee liability	$42,922	$43,271

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

The Company owns 51% and has a controlling interest in MGM China Holdings Limited (“MGM China”), which owns MGM Grand Paradise, S.A. (“MGM Grand Paradise”), the Macau company that owns and operates the MGM Macau resort and casino and the related gaming subconcession and land concession. MGM Grand Paradise has a land concession contract with the government of Macau to develop a second resort and casino on an approximately 17.8 acre site in Cotai, Macau (“MGM Cotai”). MGM Cotai will be an integrated casino, hotel and entertainment complex with up to 1,600 hotel rooms, 500 gaming tables and 2,500 slots. The total estimated project budget is $2.9 billion, excluding development fees eliminated in consolidation, capitalized interest and land.

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

The Company seeks to leverage its management expertise and well-recognized brands through domestic and international expansion opportunities. The Company has entered into management agreements for non-gaming hotels, resorts and residential products in the Middle East, North Africa, India and the United States. In 2014, the Company and the Hakkasan Group formed MGM Hakkasan Hospitality (“MGM Hakkasan”), owned 50% by each member, to design, develop and manage luxury non-gaming hotels, resorts and residences under certain brands licensed from the Company and the Hakkasan Group. The Company will contribute all of the management agreements for non-gaming hotels, resorts and residential projects (outside of the greater China region) that are currently under development to MGM Hakkasan. In addition, the Company will continue to develop and manage properties in the greater China region with Diaoyutai State Guesthouse, including the MGM Grand Sanya on Hainan Island, in the People’s Republic of China, which opened in 2012.

The Maryland Video Lottery Facility Location Commission has awarded MGM National Harbor, LLC (“MGM National Harbor”) the license to build and operate a destination resort casino in Prince George’s County at National Harbor. Currently, the expected cost to develop and construct MGM National Harbor is approximately $1.2 billion, excluding capitalized interest and land related costs. The Company expects the resort to include a casino with approximately 3,600 slots, 160 table games including poker; a 300 suite hotel with luxury spa and rooftop pool; high end branded retail; fine and casual dining; a dedicated 3,000 seat theater venue; 35,000 square feet of meeting and event space; and a 5,000 space parking garage.

On June 13, 2014, the Massachusetts Gaming Commission (the “MGC”) agreed to award the Company’s subsidiary developing MGM Springfield the Category One casino license in Region B, Western Massachusetts, one of three licensing regions designated by legislation. However, on June 24, 2014, the Massachusetts Supreme Judicial Court ruled that a proposed ballot initiative seeking to prohibit local casinos, slot parlors and other wagering in Massachusetts was constitutional and thereby allowed the ballot initiative to appear on the November 4, 2014 ballot. The MGC has agreed that the Company is not required to make the final award payment of licensing fees and other costs unless the ballot initiative fails to pass in the November 2014 elections.

MGM Springfield is proposed to be developed on 14.5 acres of land between Union and State streets, and Columbus Avenue and Main Street in Springfield, Massachusetts. The cost to develop and construct MGM Springfield is currently expected to be approximately $690 million, excluding capitalized interest and land related costs. The Company expects the resort will include a casino with approximately 3,000 slots and 75 table games, a poker room and high limit VIP gambling area, 250 hotel rooms, 55,000 square feet of retail and restaurant space that will accommodate 15 shops and restaurants, and a multi-level parking garage.

In 2013, the Company entered into an agreement with a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”) (a leader in sports, entertainment, and promotions) to design, construct, and operate an arena which will be located on a parcel of the Company’s land between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. The Company and AEG each own 50% of the developer of the arena. The proposed arena is anticipated to seat between 18,000 – 20,000 people and is currently scheduled to be completed in 2016. Such development is estimated to cost approximately $350 million, excluding capitalized interest and land related costs, and is contingent on obtaining permanent financing.

The Company has two reportable segments: wholly owned domestic resorts and MGM China. See Note 10 for additional information about the Company’s segments.

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

The Company consolidates the trust because it is the sole economic beneficiary and accounts for its interest in Borgata under the cost method. The Company reviews its investment carrying value whenever indicators of impairment exist. As of June 30, 2014, the trust had $86 million of cash and investments, of which $69 million is held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within “Prepaid expenses and other.”

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial statements. The results for such periods are not necessarily indicative of the results to be expected for the full year.

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

•	The Company uses Level 2 inputs to measure the fair value of the Company’s treasury securities held by the Borgata trust. See Note 1;

•	The Company uses Level 1 inputs for its long-term debt fair value disclosures. See Note 4; and

•	The Company used Level 3 inputs when assessing the fair value of its investment in Grand Victoria at June 30, 2014 and 2013. See Note 3.

Income tax provision. For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates are reported in the interim period in which they occur. The Company’s effective income tax rate was (43.4%) and (18.1%) for the three months and six months ended June 30, 2014, respectively.

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

Because MGM China is presently exempt from the Macau 12% complementary tax on gaming profits, the Company believes that payment of the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax that is creditable against U.S. taxes. As long as the exemption from Macau’s 12% complementary tax on gaming profits continues, the Company expects that it will generate excess foreign tax credits on an annual basis and that none of the excess foreign credits will be utilized until the exemption expires. Although the Company’s current five-year exemption from the Macau 12% complementary tax on gaming profits ends on December 31, 2016, the Company believes it will be entitled to receive a third five-year exemption from Macau based upon exemptions granted to the Company’s competitors in order to ensure non-discriminatory treatment among gaming concessionaires and subconcessionaires. For all periods beyond December 31, 2021, the Company has assumed that it will be paying the Macau 12% complementary tax on gaming profits and will thus not be able to credit the Macau Special Gaming Tax in such years, and has factored that assumption into both the measurement of its foreign deferred tax assets and liabilities as well as its future projections of foreign sourced income. As a result, the Company projects that it will be able to realize a benefit, and hence, projects that it will record a deferred tax asset for foreign tax credits, net of valuation allowance (“net deferred foreign tax credit asset”), of approximately $335 million as of December 31, 2014 and has reflected this assumption in its annual effective tax rate for 2014. Should the Company in a future period actually receive or be able to assume under the law a fourth five-year exemption, an additional valuation allowance would likely need to be provided on some portion or all of the net deferred foreign tax credit asset, resulting in an increase in the provision for income taxes in such period.

During the quarter ended June 30, 2014 the Company received final approval from the Joint Committee on Taxation of the results of IRS examinations covering its 2005 through 2009 tax years. These examinations are now considered settled for financial reporting purposes. Consequently, the Company reduced unrecognized tax benefits by $81 million and recorded income tax benefit of $31 million to reflect the effects of this settlement. The Company previously made a deposit of $30 million with the IRS to cover the expected cash taxes and interest resulting from the tentatively agreed adjustments for these examinations and does not expect to make any further cash payments as a result of this final settlement. Since the tax and interest had not been assessed by the end of the second quarter, the deposit is included in “Prepaid expenses and other” while the expected amount of the assessment is included in “Income taxes payable” on the balance sheet at June 30, 2014.

Recently issued accounting standards. During the six months ended June 30, 2014, the Company implemented Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2013-11 (“ASU 2013-11”), which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013. ASU 2013-11 provides explicit guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. As a result of implementing ASU 2013-11, the Company recorded a reduction in liability for unrecognized tax benefits and a corresponding reduction in deferred tax assets of $19 million in the six months ended June 30, 2014.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”), which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. Additionally, the new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is currently assessing the impact of adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

NOTE 3 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	June 30,	December 31,
	2014	2013
	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$1,226,940	$1,172,087
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	140,000	169,579
Other	53,984	33,170

	$1,420,924	$1,374,836

The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Income from unconsolidated affiliates	$5,868	$6,682	$24,644	$23,026
Preopening and start-up expenses	(101)	—	(120)	(376)
Non-operating items from unconsolidated affiliates	(14,578)	(38,864)	(28,301)	(60,943)

	$(8,811)	$(32,182)	$(3,777)	$(38,293)

Grand Victoria

At June 30, 2014, the Company reviewed the carrying value of its Grand Victoria investment for impairment due to a greater than anticipated decline in operating results, as well as a decrease in forecasted cash flows for 2014 through 2017 compared to the prior forecast. The Company used a blended discounted cash flow analysis and guideline public company method to determine the estimated fair value from a market participant’s viewpoint. Key assumptions included in the discounted cash flow analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 2% and a discount rate of 10.5%. Key assumptions in the guideline public company method included business enterprise value multiples selected based on the range of multiples in Grand Victoria’s peer group. As a result of the analysis, the Company determined that it was necessary to record an other-than-temporary impairment charge of $29 million at June 30, 2014, based on an estimated fair value of $140 million for the Company’s 50% interest. The Company intends to, and believes it will be able to, retain the investment in Grand Victoria; however, due to the extent of the shortfall and the Company’s assessment of the uncertainty of fully recovering its investment, the Company has determined that the impairment was other-than-temporary. At June 30, 2013, the Company recorded an impairment charge of $37 million on its investment in Grand Victoria based on the then estimated fair value of $170 million for its 50% interest.

City Center

CityCenter summary financial information. Summarized balance sheet information for CityCenter is as follows:

	June 30,	December 31,
	2014	2013
	(In thousands)
Current assets	$494,634	$451,058
Property and other assets, net	8,070,612	8,261,240
Current liabilities	511,485	462,487
Long-term debt and other long-term obligations	1,552,353	1,688,113
Equity	6,501,408	6,561,698

Summarized income statement information for CityCenter is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net revenues	$319,875	$333,174	$656,292	$648,316
Operating expenses	(344,710)	(356,948)	(676,164)	(672,258)

Operating loss	(24,835)	(23,774)	(19,872)	(23,942)
Non-operating expenses	(26,953)	(101,992)	(52,118)	(169,667)

Net loss	$(51,788)	$(125,766)	$(71,990)	$(193,609)

NOTE 4 — LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
	2014	2013
	(In thousands)
Senior credit facility:
$2,758 million ($2,772 million at December 31, 2013) term loans, net	$2,751,575	$2,765,041
MGM Grand Paradise credit facility	553,520	553,242
$508.9 million 5.875% senior notes, due 2014, net	—	508,848
$1,450 million 4.25% convertible senior notes, due 2015, net	1,453,795	1,456,153
$875 million 6.625% senior notes, due 2015, net	875,701	876,022
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$500 million 10% senior notes, due 2016, net	497,459	496,987
$743 million 7.625% senior notes, due 2017	743,000	743,000
$475 million 11.375% senior notes, due 2018, net	468,178	467,451
$850 million 8.625% senior notes, due 2019	850,000	850,000
$500 million 5.25% senior notes, due 2020	500,000	500,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$0.6 million 7% debentures, due 2036, net	572	572
$4.3 million 6.7% debentures, due 2096	4,265	4,265

	12,923,714	13,447,230
Less: Current portion	(317,194)	—

	$12,606,520	$13,447,230

As of June 30, 2014, the amount available under the Company’s revolving senior credit facility is less than current maturities related to the Company’s term loan credit facilities and convertible senior notes. The Company has excluded from the current portion of long-term debt the amount available for refinancing under its revolving credit facility.

Senior credit facility. At June 30, 2014, the Company’s senior credit facility consisted of a $1.2 billion revolving credit facility, a $1.03 billion term loan A facility and a $1.72 billion term loan B facility. The revolving and term loan A facilities bear interest at LIBOR plus an applicable rate determined by the Company’s credit rating (2.75% as of June 30, 2014). The term loan B facility bears interest at LIBOR plus 2.50%, with a LIBOR floor of 1.00%. The revolving and term loan A facilities mature in December 2017 and the term loan B facility matures in December 2019. The term loan A and term loan B facilities are subject to scheduled amortization payments on the last day of each calendar quarter in an amount equal to 0.25% of the original principal balance. The Company permanently repaid $7 million and $14 million in the three and six months ended June 30, 2014, respectively, in accordance with the scheduled amortization. The Company had $1.2 billion of available borrowing capacity under its senior credit facility at June 30, 2014. At June 30, 2014, the interest rate on the term loan A was 2.9%, the interest rate on the term loan B was 3.5%.

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

The senior credit facility contains customary representations and warranties and customary affirmative and negative covenants. In addition, the senior credit facility requires the Company and its restricted subsidiaries to maintain a minimum trailing four-quarter EBITDA and limits the ability of the Company and its restricted subsidiaries to make capital expenditures and investments. As of June 30, 2014, the Company and its restricted subsidiaries are required to maintain a minimum EBITDA (as defined in the senior credit facility) of $1.10 billion. The minimum EBITDA increases to $1.20 billion for September 30, 2014 and December 31, 2014 and to $1.25 billion for March 31, 2015 and June 30, 2015, with periodic increases thereafter. EBITDA for the trailing four quarters ended June 30, 2014, calculated in accordance with the terms of the senior credit facility, was $1.38 billion. The senior credit facility limits the Company and its restricted subsidiaries to capital expenditures of $500 million per fiscal year, with unused amounts in any fiscal year rolling over to the next fiscal year, but not any fiscal year thereafter. The Company’s total capital expenditures allowable under the senior credit facility for fiscal year 2014, after giving effect to unused amounts from 2013, was $681 million. In addition, the senior credit facility limits the Company’s ability to make investments subject to certain thresholds and other important exceptions. As of June 30, 2014, the Company and its restricted subsidiaries were within the limit of capital expenditures and other investments for the calendar year 2014.

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

MGM China credit facility. At June 30, 2014, the MGM China credit facility consisted of approximately $550 million of term loans and an approximately $1.45 billion revolving credit facility due October 2017. The credit facility is subject to scheduled amortization payments beginning in 2016. The outstanding balance at June 30, 2014 was comprised solely of term loans. The interest rate on the facility fluctuates annually based on HIBOR plus a margin, which ranges between 1.75% and 2.50%, based on MGM China’s leverage ratio. The margin was 1.75% at June 30, 2014. MGM China is a joint and several co-borrower with MGM Grand Paradise. The MGM China credit facility is secured by MGM Grand Paradise’s interest in the Cotai land use right, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the amended facilities; the material subsidiaries of MGM China continue to guarantee the facilities. The credit facility will be used for general corporate purposes and for the development of the Cotai project.

The MGM China credit facility agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of MGM China and its subsidiaries to make investments, pay dividends and sell assets, and to incur additional debt and additional liens. MGM China is also required to maintain compliance with a maximum consolidated total leverage ratio of 4.50 to 1.00 prior to the first anniversary of the MGM Cotai opening date and 4.00 to 1.00 thereafter, in addition to a minimum interest coverage ratio of 2.50 to 1.00. MGM China was in compliance with its credit facility covenants at June 30, 2014.

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

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at June 30, 2014 was $14.7 billion. At December 31, 2013, the estimated fair value of the Company’s long-term debt was $14.9 billion. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facility. Carrying value of the MGM Grand Paradise credit facility approximates fair value.

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

CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the Perini lawsuit. The Company believes it is probable that the CityCenter Owners and the other defendants will be liable for $170 million in connection with the non-Harmon settlement agreement and remaining claims in this lawsuit. Amounts determined to be owed would be funded in part under the Company’s completion guarantee which is discussed below. The Company does not believe it is reasonably possible it will be liable for any material amount in excess of its estimate of its probable liability. The Company’s estimate of its probable liability does not include any offset for amounts that may be recovered on its counterclaims against Perini and certain subcontractors for defective work at the Harmon.

Please see below for further discussion on the Company’s completion guarantee obligation which may be impacted by the outcome of the above litigation and CityCenter’s extra-judicial settlement process.

CityCenter completion guarantee. In October 2013, the Company entered into a third amended and restated completion and cost overrun guarantee, which is collateralized by substantially all of the assets of Circus Circus Las Vegas, as well as certain undeveloped land adjacent to that property. The terms of the amended and restated completion guarantee provide CityCenter the ability to utilize up to $72 million of net residential proceeds to fund construction costs, or to reimburse the Company for construction costs previously expended. As of June 30, 2014, CityCenter is holding approximately $72 million in a separate bank account representing the remaining condo proceeds available to fund completion guarantee obligations or be reimbursed to the Company. In accordance with the amended and restated completion guarantee such amounts may only be used to fund construction lien obligations or to reimburse the Company once the Perini litigation is settled.

As of June 30, 2014, the Company has funded $727 million under the completion guarantee and has accrued a liability of $128 million, which includes estimated litigation costs related to the resolution of disputes with contractors concerning the final construction costs and estimated amounts to be paid to contractors in connection with the Perini litigation. The Company’s estimated obligation has been offset by the $72 million of condominium proceeds received and held in escrow by CityCenter, which are available to fund construction lien claims upon final resolution of the Perini litigation. Also, the Company’s accrual reflects certain estimated offsets to the amounts claimed by the contractors. The Company does not believe it is reasonably possible it could be liable for amounts in excess of what it has accrued related to the Perini Litigation claims. However, an insurer participating in the OCIP for the CityCenter construction project has initiated an arbitration against the Company in an attempt to recover certain costs it has allegedly incurred in connection with CityCenter’s claims against Perini and certain subcontractors for defective work at the Harmon. The Company disputes that such amounts are owed to the insurance company, but believes it is reasonably possible it may ultimately be found liable for some portion of the claim. The arbitration is in its beginning phase and there are significant factual and legal issues to be determined and resolved. Further, the Company has not had the opportunity to engage in any discovery, and the amount of damages to be sought by the insurer is indeterminate. Because of these factors, the Company does not currently have sufficient information to determine a range of reasonably possible loss.

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

In May 2013, CityCenter completed additional Phase 4 destructive testing of 468 structural elements at the Harmon, analysis of which data confirmed the existence of a wide variety of construction defects throughout the Harmon tower. In his June 2013 expert report CityCenter’s structural engineer opined that the additional test results and extrapolation thereof to untested portions of the building show that after a service-level earthquake (typically defined as an earthquake with a 50% chance of occurring in 30 years), the Harmon can be expected to sustain extensive damage and failure of many structural elements, and in a large earthquake, such as a building code-level earthquake, critical elements of the Harmon are likely to fail and lead to a partial or complete collapse of the tower. In April 2013, Perini’s structural engineering expert John A. Martin & Associates (“JAMA”) had sent a letter to the Building Division which declared in part that JAMA no longer believes that the Harmon Tower can be repaired to a code compliant structure, which condition JAMA attributed to CityCenter’s building testing. On July 18, 2013 CityCenter filed a renewed motion with the district court for permission to demolish the Harmon. On August 23, 2013, the court granted CityCenter’s motion, and CityCenter commenced planning for demolition of the building. On January 31, 2014, the court revoked its prior authorization of demolition of the Harmon, without prejudice to renewal of the application, on the grounds that CityCenter’s non-party builder’s risk insurer requested further testing in the building. That request for further testing was withdrawn pursuant to the insurer’s settlement of CityCenter’s Harmon 2008 policy claim. On April 22, 2014 the court granted CityCenter’s renewed application for permission to demolish the Harmon. The Clark County Building Department has issued the first in a series of permits required for demolition of this building. CityCenter has commenced a controlled deconstruction of the Harmon structure in accordance with the standards set by its expert consultants and the Clark County Building Department.

The Company does not believe it would be responsible for funding any additional amounts under the completion guarantee that might be required with respect to the Harmon; however, the Company’s view is based on a number of developing factors, including with respect to on-going litigation with CityCenter’s contractors and other developments related to the CityCenter venture, all of which are subject to change.

Cotai land concession contract. MGM Grand Paradise’s land concession contract for an approximate 17.8 acre site in Cotai, Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual payments. As of June 30, 2014, MGM China had paid $86 million of the contract premium recorded within “Other long-term assets, net”. In July 2014, MGM China paid the third semi-annual installment payment of $15 million under the land concession contract. Including interest on the five remaining semi-annual payments, MGM China has $73 million remaining payable for the land concession contract. In addition, MGM Grand Paradise is required to pay the Macau government approximately $269,000 per year in rent during the course of development of the land and approximately $681,000 per year in rent once the development is completed. The annual rent is subject to review by the Macau government every five years. Under the terms of the land concession contract, MGM Grand Paradise is required to complete the development of the land by January 2018.

Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $500 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At June 30, 2014, the Company had provided $35 million of letters of credit. MGM China’s senior credit facility limits the amount of letters of credit that can be issued to $100 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At June 30, 2014, MGM China had provided $39 million of letters of credit under its credit facility.

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

NOTE 6 — INCOME (LOSS) PER SHARE OF COMMON STOCK

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted income (loss) per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Numerator:
Net income (loss) attributable to MGM Resorts International—basic	$105,544	$(92,958)	$213,704	$(86,412)
Interest on convertible debt, net of tax	2,103	—	4,298	—
Potentially dilutive effect due to MGM China share option plan	(84)	—	(213)	—

Net income (loss) attributable to MGM Resorts International—diluted	$107,563	$(92,958)	$217,789	$(86,412)

Denominator:
Weighted-average common shares outstanding—basic	490,786	489,484	490,692	489,388
Potential dilution from share-based awards	6,436	—	6,446	—
Potential dilution from assumed conversion of convertible debt	16,149	—	16,149	—

Weighted-average common and common equivalent shares—diluted	513,371	489,484	513,287	489,388

Antidilutive share-based awards excluded from the calculation of diluted earnings per share	2,534	18,498	2,580	18,498

For the three and six months ended June 30, 2014, potential dilution from the assumed conversion of convertible debt relates to the $300 million 4.25% senior convertible notes issued in June 2011. The $1.15 billion 4.25% senior convertible notes issued in April 2010 were excluded from the three and six months ended June 30, 2014 calculation of diluted earnings per share as their effect would be antidilutive.

NOTE 7 — STOCKHOLDERS’ EQUITY

MGM China dividends. MGM China paid a $499 million special dividend in March 2014, of which $254 million remained within the consolidated entity and $245 million was distributed to noncontrolling interests, and a $127 million final dividend in June 2014, of which $65 million remained within the consolidated entity and $62 million was distributed to noncontrolling interests.

MGM China paid a $500 million special dividend in March 2013, of which $255 million remained within the consolidated entity and $245 million was distributed to noncontrolling interests.

On August 5, 2014, MGM China’s board of directors announced a dividend of $136 million, which will be paid to shareholders of record as of August 25, 2014 and distributed on or about September 1, 2014. The Company will receive $69 million, representing its 51% share of the dividend.

Supplemental equity information. The following table presents the Company’s changes in stockholders’ equity for the six months ended June 30, 2014:

	MGM Resorts International Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	(In thousands)
Balances, January 1, 2014	$4,231,179	$3,644,444	$7,875,623
Net income	213,704	151,608	365,312
Foreign currency translation adjustment	1,482	1,620	3,102
Other comprehensive income from unconsolidated affiliate, net	1,250	—	1,250
Stock-based compensation	15,450	1,684	17,134
Change in excess tax benefit from stock-based compensation	(9,263)	—	(9,263)
Issuance of MGM Resorts common stock pursuant to stock-based compensation awards	(3,751)	—	(3,751)
Cash distributions to noncontrolling interest owners	—	(314,865)	(314,865)
Issuance of performance share units	7,529	—	7,529
Other	(277)	(266)	(543)

Balances, June 30, 2014	$4,457,303	$3,484,225	$7,941,528

Accumulated other comprehensive income (loss). Changes in accumulated other comprehensive income (loss) by component are as follows:

	Foreign Currency Translation Adjustment	Other Adjustments	Total
	(In thousands)
Balances, January 1, 2014	$13,082	$(579)	$12,503
Current period other comprehensive income	1,482	1,250	2,732

Balances, June 30, 2014	$14,564	$671	$15,235

NOTE 8 — STOCK-BASED COMPENSATION

2005 Omnibus Incentive Plan. As of June 30, 2014, the Company had an aggregate of 16 million shares of common stock available for grant as share-based awards under the Company’s omnibus incentive plan (“Omnibus Plan”). At the Annual Meeting on June 5, 2014, the Company’s stockholders approved an amendment to the Omnibus Plan to increase the number of shares of common stock available for grant by 10 million shares. As of June 30, 2014, the approved shares were pending registration with the Securities and Exchange Commission, and thus were not included in the shares of common stock available for grant. A summary of activity under the Company’s share-based payment plans for the six months ended June 30, 2014 is presented below:

Stock options and stock appreciation rights (“SARs”)

	Units (000’s)	Weighted Average Exercise Price
Outstanding at January 1, 2014	16,074	$15.22
Granted	65	25.62
Exercised	(1,040)	14.91
Forfeited or expired	(341)	54.82

Outstanding at June 30, 2014	14,758	14.37

Exercisable at June 30, 2014	9,295	15.01

Restricted stock units (“RSUs”) and performance share units (“PSUs”)

	RSUs		PSUs
	Units (000’s)	Weighted Average Grant-Date Fair Value	Units (000’s)	Weighted Average Grant-Date Fair Value	Weighted Average Target Price
Nonvested at January 1, 2014	1,339	$13.85	1,055	$13.91	$16.95
Granted	50	25.37	—	—	—
Vested	(95)	13.99	—	—	—
Forfeited	(14)	13.14	—	—	—

Nonvested at June 30, 2014	1,280	14.30	1,055	13.91	16.95

The vested RSUs amount in the table above includes approximately 53,000 vested shares deferred by members of the Company’s Board of Directors that will not release until such members’ termination from the Board of Directors. In 2013, the Company began granting PSUs for the portion of any calculated bonus for a Section 16 officer of the Company that is in excess of such officer’s base salary (the “Bonus PSU Policy”). Awards granted under the Bonus PSU Policy have the same terms as PSUs granted under the Omnibus Plan with the exception that as of the grant date the awards will not be subject to forfeiture in the event of the officer’s termination. In March of 2014, the Company granted 265,122 PSUs pursuant to the Bonus PSU Policy with a target price of $31.72. Such awards are excluded from the table above.

MGM China Share Option Plan. As of June 30, 2014, MGM China had an aggregate of 341 million shares of stock available for grant as share-based awards under the MGM China share option plan (“MGM China Plan”). A summary of activity under the MGM China Plan for the six months ended June 30, 2014 is presented below:

Stock options

	Units (000’s)	Weighted Average Exercise Price
Outstanding at January 1, 2014	16,916	$2.06
Granted	18,080	3.49
Exercised	(258)	1.91
Forfeited or expired	(263)	2.28

Outstanding at June 30, 2014	34,475	2.81

Exercisable at June 30, 2014	10,267	2.00

Recognition of compensation cost. Compensation cost for both the Omnibus Plan and MGM China Plan was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Compensation cost:
Omnibus Plan	$6,695	$6,508	$13,697	$13,768
MGM China Plan	1,976	1,686	3,437	3,366

Total compensation cost	8,671	8,194	17,134	17,134
Less: Reimbursed costs and other	(266)	(262)	(534)	(579)

Compensation cost recognized as expense	8,405	7,932	16,600	16,555
Less: Related tax benefit	(2,209)	—	(4,526)	—

Compensation expense, net of tax benefit	$6,196	$7,932	$12,074	$16,555

In June 2014, MGM China granted 17 million stock options pursuant to the MGM China Plan. Compensation cost for stock options granted under the MGM China Plan is based on the fair value of each award measured by applying the Black-Scholes model on the date of grant. The following weighted average-assumptions were used to determine fair value of awards granted during the second quarter of 2014: expected volatility of 39%, an expected term of 7.8 years, an expected dividend yield of 1.6% and a risk-free interest rate of 1.8%, which resulted in a $1.04 weighted-average per share fair value. Expected volatility is based on historical volatility of MGM China’s stock price. The expected term considers the contractual term of the option as well as historical exercise behavior of previously granted options. The dividend yield is estimated with reference to the dividend policy of MGM China. The risk-free interest rate is based on rates in effect at the valuation date for the Hong Kong Exchange Fund Notes with maturities matching the relevant expected term of the award.

NOTE 9 — PROPERTY TRANSACTIONS, NET

Property transactions, net includes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Grand Victoria investment impairment charge	$28,789	$36,607	$28,789	$36,607
Corporate buildings impairment charge	—	44,510	—	44,510
Other property transactions, net	4,381	7,014	4,939	15,505

	$33,170	$88,131	$33,728	$96,622

See Note 3 for discussion of the Grand Victoria investment impairment charges in 2014 and 2013. During the second quarter of 2013, the Company recorded an impairment charge of $45 million related to corporate buildings which were removed from service in connection with the new Las Vegas arena project, of which the Company will own 50%, that will be located on the land underlying these buildings. Other property transactions, net for the three and six months ended June 30, 2014 and 2013 includes miscellaneous asset disposals and demolition costs.

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

The following tables present the Company’s segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net Revenues:
Wholly owned domestic resorts	$1,639,270	$1,535,996	$3,209,504	$3,025,184
MGM China	827,928	835,149	1,769,376	1,582,706

Reportable segment net revenues	2,467,198	2,371,145	4,978,880	4,607,890
Corporate and other	113,835	110,120	232,551	225,523

	$2,581,033	$2,481,265	$5,211,431	$4,833,413

Adjusted EBITDA:
Wholly owned domestic resorts	$414,398	$375,603	$817,244	$736,640
MGM China	210,488	204,815	451,213	385,270

Reportable segment Adjusted Property EBITDA	624,886	580,418	1,268,457	1,121,910
Corporate and other	(38,900)	(39,028)	(55,989)	(56,148)

	585,986	541,390	1,212,468	1,065,762

Other operating expense:
Preopening and start-up expenses	(9,759)	(3,506)	(15,395)	(5,652)
Property transactions, net	(33,170)	(88,131)	(33,728)	(96,622)
Depreciation and amortization	(203,070)	(218,151)	(410,725)	(430,069)

Operating income	339,987	231,602	752,620	533,419

Non-operating income (expense):
Interest expense, net of amounts capitalized	(203,936)	(214,500)	(413,323)	(439,947)
Non-operating items from unconsolidated affiliates	(14,578)	(38,864)	(28,301)	(60,943)
Other, net	(309)	(4,951)	(1,743)	(6,233)

	(218,823)	(258,315)	(443,367)	(507,123)

Income (loss) before income taxes	121,164	(26,713)	309,253	26,296
Benefit (provision) for income taxes	52,540	(3,865)	56,059	(34,296)

Net income (loss)	173,704	(30,578)	365,312	(8,000)
Less: Net income attributable to noncontrolling interests	(68,160)	(62,380)	(151,608)	(78,412)

Net income (loss) attributable to MGM Resorts International	$105,544	$(92,958)	$213,704	$(86,412)

NOTE 11 — RELATED PARTY TRANSACTIONS

MGM China. MGM Branding and Development Holdings, Ltd., (together with its subsidiary MGM Development Services, Ltd, “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Pansy Ho indirectly holds a noncontrolling interest, entered into a brand license agreement with MGM China. MGM China pays a license fee to MGM Branding and Development equal to 1.75% of MGM China’s consolidated net revenue, subject to an annual cap of $43 million in 2014 with a 20% increase per annum during the agreement term. During the three and six months ended June 30, 2014, MGM China incurred total license fees of $14 million and $31 million, respectively. During the three and six months ended June 30, 2013, MGM China incurred total license fees of $15 million and $28 million, respectively. Such amounts have been eliminated in consolidation.

MGM China entered into a development services agreement with MGM Branding and Development to provide certain development services to MGM China in connection with future expansion of existing projects and development of future resort gaming projects. Such services are subject to a development fee which is calculated separately for each resort casino property upon commencement of development. For each such property, the fee is 2.625% of project costs, to be paid in installments as certain benchmarks are achieved. Project costs are the total costs incurred for the design, development and construction of the casino, casino hotel, integrated resort and other related sites associated with each project, including costs of construction, fixtures and fittings, signage, gaming and other supplies and equipment and all costs associated with the opening of the business to be conducted at each project but excluding the cost of land and gaming concessions and financing costs. The development fee for MGM Cotai is subject to a cap of $24 million in 2014, which will increase by 10% per annum for each year during the term of the agreement. During the six months ended June 30, 2013, MGM China incurred $15 million of fees to MGM Branding and Development related to development services. Such amounts have been eliminated in consolidation. No fee was incurred during the six months ended June 30, 2014.

An entity owned by Ms. Pansy Ho received distributions of $5 million and $8 million during the three and six months ended June 30, 2014, respectively, in connection with the ownership of a noncontrolling interest in MGM Branding and Development. The entity received distributions of $4 million and $14 million in the three and six months ended June 30, 2013, respectively.

NOTE 12 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s domestic subsidiaries, excluding certain minor subsidiaries, its domestic insurance subsidiaries and MGM Grand Detroit, LLC, have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility and the outstanding debt securities. The Company’s international subsidiaries, including MGM China, are not guarantors of such indebtedness. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of June 30, 2014 and December 31, 2013, and for the three and six months ended June 30, 2014 and 2013, as presented below. Within the Condensed Consolidating Statements of Cash Flows for the period ending June 30, 2014, the Company has presented net changes in intercompany accounts as investing activities if the applicable entities have a net asset in intercompany accounts, and as a financing activity if the applicable entities have a net intercompany liability balance.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$357,775	$891,917	$917,115	$(492)	$2,166,315
Property and equipment, net	—	12,467,651	1,658,043	(11,972)	14,113,722
Investments in subsidiaries	20,193,503	3,843,505	—	(24,037,008)	—
Investments in and advances to unconsolidated affiliates	—	1,388,087	7,837	25,000	1,420,924
Intercompany accounts	—	1,932,342	—	(1,932,342)	—
Other non-current assets	158,090	545,733	7,167,519	—	7,871,342

	$20,709,368	$21,069,235	$9,750,514	$(25,956,814)	$25,572,303

Current liabilities	$685,324	$961,631	$913,853	$(492)	$2,560,316
Intercompany accounts	1,882,373	—	49,969	(1,932,342)	—
Deferred income taxes	2,047,103	—	309,895	—	2,356,998
Long-term debt	11,599,978	4,836	1,001,706	—	12,606,520
Other long-term obligations	37,287	52,511	17,143	—	106,941

Total liabilities	16,252,065	1,018,978	2,292,566	(1,932,834)	17,630,775

MGM Resorts stockholders’ equity	4,457,303	20,050,257	3,973,723	(24,023,980)	4,457,303
Noncontrolling interests	—	—	3,484,225	—	3,484,225

Total stockholders’ equity	4,457,303	20,050,257	7,457,948	(24,023,980)	7,941,528

	$20,709,368	$21,069,235	$9,750,514	$(25,956,814)	$25,572,303

	At December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Current assets	$494,296	$903,537	$1,322,170	$(564)	$2,719,439
Property and equipment, net	—	12,552,828	1,514,356	(11,972)	14,055,212
Investments in subsidiaries	20,017,270	4,037,168	—	(24,054,438)	—
Investments in and advances to unconsolidated affiliates	—	1,367,071	7,765	—	1,374,836
Other non-current assets	167,552	542,259	7,250,887	—	7,960,698

	$20,679,118	$19,402,863	$10,095,178	$(24,066,974)	$26,110,185

Current liabilities	$340,343	$959,118	$941,431	$(25,564)	$2,215,328
Intercompany accounts	1,446,952	(1,470,305)	23,353	—	—
Deferred income taxes	2,120,676	—	309,738	—	2,430,414
Long-term debt	12,441,112	4,836	1,001,282	—	13,447,230
Other long-term obligations	98,856	41,758	976	—	141,590

Total liabilities	16,447,939	(464,593)	2,276,780	(25,564)	18,234,562

MGM Resorts stockholders’ equity	4,231,179	19,867,456	4,173,954	(24,041,410)	4,231,179
Noncontrolling interests	—	—	3,644,444	—	3,644,444

Total stockholders’ equity	4,231,179	19,867,456	7,818,398	(24,041,410)	7,875,623

	$20,679,118	$19,402,863	$10,095,178	$(24,066,974)	$26,110,185

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,617,302	$964,352	$(621)	$2,581,033
Equity in subsidiaries’ earnings	249,078	85,446	—	(334,524)	—
Expenses:
Casino and hotel operations	1,299	971,928	646,386	(621)	1,618,992
General and administrative	1,134	272,340	54,010	—	327,484
Corporate expense	16,724	36,198	1,517	—	54,439
Preopening and start-up expenses	—	1,015	8,744	—	9,759
Property transactions, net	—	33,044	126	—	33,170
Depreciation and amortization	—	123,853	79,217	—	203,070

	19,157	1,438,378	790,000	(621)	2,246,914

Income from unconsolidated affiliates	—	5,730	138	—	5,868

Operating income (loss)	229,921	270,100	174,490	(334,524)	339,987
Interest expense, net of amounts capitalized	(196,215)	(120)	(7,601)	—	(203,936)
Other, net	16,358	(14,089)	(17,156)	—	(14,887)

Income (loss) before income taxes	50,064	255,891	149,733	(334,524)	121,164
Benefit (provision) for income taxes	55,480	(2,108)	(832)	—	52,540

Net income (loss)	105,544	253,783	148,901	(334,524)	173,704
Less: Net income attributable to noncontrolling interests	—	—	(68,160)	—	(68,160)

Net income (loss) attributable to MGM Resorts International	$105,544	$253,783	$80,741	$(334,524)	$105,544

Net income (loss)	$105,544	$253,783	$148,901	$(334,524)	$173,704
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,999	2,999	5,862	(5,998)	5,862

Other comprehensive income (loss)	2,999	2,999	5,862	(5,998)	5,862

Comprehensive income (loss)	108,543	256,782	154,763	(340,522)	179,566
Less: Comprehensive income attributable to noncontrolling interests	—	—	(71,023)	—	(71,023)

Comprehensive income (loss) attributable to MGM Resorts International	$108,543	$256,782	$83,740	$(340,522)	$108,543

	Six Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$3,173,631	$2,039,014	$(1,214)	$5,211,431
Equity in subsidiaries’ earnings	556,049	178,815	—	(734,864)	—
Expenses:
Casino and hotel operations	2,553	1,893,902	1,373,846	(1,214)	3,269,087
General and administrative	2,246	532,980	111,504	—	646,730
Corporate expense	33,463	69,784	4,543	—	107,790
Preopening and start-up expenses	—	3,006	12,389	—	15,395
Property transactions, net	—	33,538	190	—	33,728
Depreciation and amortization	—	251,928	158,797	—	410,725

	38,262	2,785,138	1,661,269	(1,214)	4,483,455

Income from unconsolidated affiliates	—	24,453	191	—	24,644

Operating income (loss)	517,787	591,761	377,936	(734,864)	752,620
Interest expense, net of amounts capitalized	(397,112)	(224)	(15,987)	—	(413,323)
Other, net	34,948	(28,452)	(36,540)	—	(30,044)

Income (loss) before income taxes	155,623	563,085	325,409	(734,864)	309,253
Benefit (provision) for income taxes	58,081	(467)	(1,555)	—	56,059

Net income (loss)	213,704	562,618	323,854	(734,864)	365,312
Less: Net income attributable to noncontrolling interests	—	—	(151,608)	—	(151,608)

Net income (loss) attributable to MGM Resorts International	$213,704	$562,618	$172,246	$(734,864)	$213,704

Net income (loss)	$213,704	$562,618	$323,854	$(734,864)	$365,312
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,482	1,482	3,102	(2,964)	3,102
Other	1,250	1,250	—	(1,250)	1,250

Other comprehensive income (loss)	2,732	2,732	3,102	(4,214)	4,352

Comprehensive income (loss)	216,436	565,350	326,956	(739,078)	369,664
Less: Comprehensive income attributable to noncontrolling interests	—	—	(153,228)	—	(153,228)

Comprehensive income (loss) attributable to MGM Resorts International	$216,436	$565,350	$173,728	$(739,078)	$216,436

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(366,066)	$664,206	$480,484	$25,000	$803,624

Cash flows from investing activities
Capital expenditures, net of construction payable	—	(166,418)	(203,830)	—	(370,248)
Dispositions of property and equipment	—	104	308	—	412
Investments in and advances to unconsolidated affiliates	(11,700)	(17,050)	—	(25,000)	(53,750)
Distributions from unconsolidated affiliates in excess of earnings	—	790	—	—	790
Investments in treasury securities - maturities longer than 90 days	—	(93,137)	—	—	(93,137)
Proceeds from treasury securities - maturities longer than 90 days	—	111,238	—	—	111,238
Intercompany transactions	—	(462,037)	—	462,037	—
Other	—	2,535	—	—	2,535

Net cash provided by (used in) investing activities	(11,700)	(623,975)	(203,522)	437,037	(402,160)

Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(1,287,750)	—	(450,000)	—	(1,737,750)
Borrowings under bank credit facilities - maturities longer than 90 days	3,001,875	—	450,000	—	3,451,875
Repayments under bank credit facilities - maturities longer than 90 days	(1,728,125)	—	—	—	(1,728,125)
Retirement of senior notes	(508,900)	—	—	—	(508,900)
Intercompany accounts	849,275	(38,418)	(348,820)	(462,037)	—
Distributions to noncontrolling interest owners	—	—	(314,447)	—	(314,447)
Other	(1,696)	—	(477)	—	(2,173)

Net cash provided by (used in) financing activities	324,679	(38,418)	(663,744)	(462,037)	(839,520)

Effect of exchange rate on cash	—	—	(476)	—	(476)

Cash and cash equivalents
Net increase (decrease) for the period	(53,087)	1,813	(387,258)	—	(438,532)
Balance, beginning of period	378,660	237,457	1,187,552	—	1,803,669

Balance, end of period	$325,573	$239,270	$800,294	$—	$1,365,137

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$1,513,692	$968,039	$(466)	$2,481,265
Equity in subsidiaries’ earnings	120,773	78,596	—	(199,369)	—
Expenses:
Casino and hotel operations	1,366	920,319	658,650	(466)	1,579,869
General and administrative	1,037	260,928	52,359	—	314,324
Corporate expense	14,646	30,375	7,343	—	52,364
Preopening and start-up expenses	—	1,248	2,258	—	3,506
Property transactions, net	—	87,980	151	—	88,131
Depreciation and amortization	—	135,887	82,264	—	218,151

	17,049	1,436,737	803,025	(466)	2,256,345

Income from unconsolidated affiliates	—	5,620	1,062	—	6,682

Operating income (loss)	103,724	161,171	166,076	(199,369)	231,602
Interest expense, net of amounts capitalized	(199,982)	(2,714)	(11,804)	—	(214,500)
Other, net	12,595	(39,034)	(17,376)	—	(43,815)

Income (loss) before income taxes	(83,663)	119,423	136,896	(199,369)	(26,713)
Benefit (provision) for income taxes	(9,295)	5,955	(525)	—	(3,865)

Net income (loss)	(92,958)	125,378	136,371	(199,369)	(30,578)
Less: Net income attributable to noncontrolling interests	—	—	(62,380)	—	(62,380)

Net income (loss) attributable to MGM Resorts International	$(92,958)	$125,378	$73,991	$(199,369)	$(92,958)

Net income (loss)	$(92,958)	$125,378	$136,371	$(199,369)	$(30,578)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,326	3,326	6,416	(6,652)	6,416

Other comprehensive income (loss)	3,326	3,326	6,416	(6,652)	6,416

Comprehensive income (loss)	(89,632)	128,704	142,787	(206,021)	(24,162)
Less: Comprehensive income attributable to noncontrolling interests	—	—	(65,470)	—	(65,470)

Comprehensive income (loss) attributable to MGM Resorts International	$(89,632)	$128,704	$77,317	$(206,021)	$(89,632)

	Six Months Ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Net revenues	$—	$2,977,657	$1,856,701	$(945)	$4,833,413
Equity in subsidiaries’ earnings	304,196	108,582	—	(412,778)	—
Expenses:
Casino and hotel operations	2,876	1,806,402	1,265,131	(945)	3,073,464
General and administrative	2,127	512,477	103,621	—	618,225
Corporate expense	29,454	58,114	11,420	—	98,988
Preopening and start-up expenses	—	1,020	4,632	—	5,652
Property transactions, net	—	96,275	347	—	96,622
Depreciation and amortization	—	263,718	166,351	—	430,069

	34,457	2,738,006	1,551,502	(945)	4,323,020

Income from unconsolidated affiliates	—	21,958	1,068	—	23,026

Operating income (loss)	269,739	370,191	306,267	(412,778)	533,419
Interest expense, net of amounts capitalized	(408,665)	(5,699)	(25,583)	—	(439,947)
Other, net	27,761	(61,852)	(33,085)	—	(67,176)

Income (loss) before income taxes	(111,165)	302,640	247,599	(412,778)	26,296
Benefit (provision) for income taxes	24,753	7,412	(66,461)	—	(34,296)

Net income (loss)	(86,412)	310,052	181,138	(412,778)	(8,000)
Less: Net income attributable to noncontrolling interests	—	—	(78,412)	—	(78,412)

Net income (loss) attributable to MGM Resorts International	$(86,412)	$310,052	$102,726	$(412,778)	$(86,412)

Net income (loss)	$(86,412)	$310,052	$181,138	$(412,778)	$(8,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,110)	(3,110)	(6,225)	6,220	(6,225)
Other	115	115	—	(115)	115

Other comprehensive income (loss)	(2,995)	(2,995)	(6,225)	6,105	(6,110)

Comprehensive income (loss)	(89,407)	307,057	174,913	(406,673)	(14,110)
Less: Comprehensive income attributable to noncontrolling interests	—	—	(75,297)	—	(75,297)

Comprehensive income (loss) attributable to MGM Resorts International	$(89,407)	$307,057	$99,616	$(406,673)	$(89,407)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Six Months Ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
	(In thousands)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(402,258)	$565,476	$566,844	$—	$730,062

Cash flows from investing activities
Capital expenditures, net of construction payable	—	(108,574)	(134,304)	—	(242,878)
Dispositions of property and equipment	—	127	196	—	323
Investments in and advances to unconsolidated affiliates	(12,400)	(2,000)	—	—	(14,400)
Investments in treasury securities - maturities longer than 90 days	—	(120,332)	—	—	(120,332)
Proceeds from treasury securities - maturities longer than 90 days	—	135,268	—	—	135,268
Other	—	1,806	—	—	1,806

Net cash used in investing activities	(12,400)	(93,705)	(134,108)	—	(240,213)

Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(14,000)	—	—	—	(14,000)
Borrowings under bank credit facilities - maturities longer than 90 days	2,343,000	—	450,000	—	2,793,000
Repayments under bank credit facilities - maturities longer than 90 days	(2,343,000)	—	(450,000)	—	(2,793,000)
Retirement of senior notes	(462,226)	(8)	—	—	(462,234)
Debt issuance costs	(17,061)	—	—	—	(17,061)
Intercompany accounts	756,926	(488,344)	(268,582)	—	—
Distributions to noncontrolling interest owners	—	—	(259,016)	—	(259,016)
Other	(1,346)	—	(341)	—	(1,687)

Net cash provided by (used in) financing activities	262,293	(488,352)	(527,939)	—	(753,998)

Effect of exchange rate on cash	—	—	(687)	—	(687)

Cash and cash equivalents
Net decrease for the period	(152,365)	(16,581)	(95,890)	—	(264,836)
Balance, beginning of period	254,385	226,242	1,062,882	—	1,543,509

Balance, end of period	$102,020	$209,661	$966,992	$—	$1,278,673

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of operations from our wholly owned domestic resorts in the second quarter of 2014 improved compared to the second quarter of 2013, primarily as a result of increased casino and hotel revenues as general economic conditions continue to improve. During the six months ended June 30, 2014, visitor volume to Las Vegas increased 4.2% and the average daily Las Vegas Strip room rate increased 6.9% compared to the same period in the prior year, as reported by the Las Vegas Convention and Visitors Authority. We expect our resorts to benefit from a continued trend of improvements in general economic conditions in 2014.

In Macau, results of operations also improved in the second quarter of 2014 compared to the prior year period primarily as a result of strong main floor gaming volume. VIP gaming volumes were negatively impacted during the current year quarter due in part to macroeconomic factors in mainland China. Despite continued concerns about the sustainability of economic growth in China, we expect the Macau market to continue to grow as a result of a large and growing Asian middle class and infrastructure improvements expected to facilitate more convenient travel to and within Macau. According to statistics published by the Statistics Census Service of the Macau government, visitor arrivals were 15 million for the six months ended June 30, 2014, an 8% increase compared to the prior year period. Gross casino revenues for the Macau market increased 13% for the six months ended June 30, 2014, compared to the prior year period, with increases in main floor volumes.

Our results of operations are affected by decisions we make related to our capital allocation, our access to capital and our cost of capital. While we continue to be focused on improving our financial position, we are also dedicated to capitalizing on development opportunities. In Macau, we plan to spend approximately $2.9 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs, to develop a resort and casino featuring up to 1,600 hotel rooms, 500 gaming tables, and 2,500 slots built on an approximately 17.8 acre site in Cotai, Macau (“MGM Cotai”). MGM Cotai is anticipated to open in 2016.

In December 2013, our subsidiary MGM National Harbor, LLC (“MGM National Harbor”) was awarded the sixth and final casino license under current statutes in the State of Maryland by the Maryland Video Lottery Facility Location Commission to build and operate a destination resort casino in Prince George’s County at National Harbor. We currently expect the cost to develop and construct MGM National Harbor to be approximately $1.2 billion, excluding capitalized interest and land related costs. We expect that the resort will include a casino with approximately 3,600 slots and 160 table games including poker; a 300-suite hotel with luxury spa and rooftop pool; high-end branded retail; fine and casual dining; a dedicated 3,000 seat theater venue; 35,000 square feet of meeting and event space; and a 5,000-space parking structure. Construction of MGM National Harbor has commenced with estimated completion in the second half of 2016.

On June 13, 2014, the Massachusetts Gaming Commission (the “MGC”) agreed to award our subsidiary developing MGM Springfield the Category One casino license in Region B, Western Massachusetts, one of three licensing regions designated by legislation. However, on June 24, 2014, the Massachusetts Supreme Judicial Court ruled that a proposed ballot initiative seeking to prohibit local casinos, slot parlors and other wagering in Massachusetts was constitutional and thereby allowed the ballot initiative to appear on the November 4, 2014 ballot. The MGC has agreed that we are not required to make the final award payment of licensing fees and other costs unless the ballot initiative fails to pass in the November 2014 elections.

MGM Springfield is proposed to be developed on 14.5 acres of land between Union and State streets, and Columbus Avenue and Main Street in Springfield, Massachusetts. We currently expect the cost to develop and construct MGM Springfield to be approximately $690 million, excluding capitalized interest and land related costs. We expect the resort will include a casino with approximately 3,000 slots and 75 table games, a poker room and high limit VIP gambling area, 250 hotel rooms, 55,000 square feet of retail and restaurant space that will accommodate 15 shops and restaurants, and a multi-level parking garage.

In 2013, we entered into an agreement with a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”) (a leader in sports, entertainment, and promotions) to design, construct, and operate an arena which will be located on a parcel of our land between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. We and AEG each own 50% of the developer of the arena. The proposed arena is anticipated to seat between 18,000 – 20,000 people and is currently scheduled to be completed in 2016. Such development is estimated to cost approximately $350 million, excluding capitalized interest and land related costs, and is contingent on obtaining permanent financing.

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

Revenues at MGM Macau are generated from three primary customer segments in the Macau gaming market: VIP casino gaming operations, main floor gaming operations, and slot machine operations. VIP players play mostly in dedicated VIP rooms or designated gaming areas. VIP customers can be further divided into customers sourced by in-house VIP programs and those sourced through gaming promoters. A significant portion of our VIP volume is generated through the use of gaming promoters. Gaming promoters introduce VIP gaming players to MGM Macau, assist these customers with travel arrangements, and extend gaming credit to these players. In exchange for their services, gaming promoters are compensated through payment of commissions. In-house VIP players also typically receive a commission based on the program in which they participate. The main floor gaming operation in Macau is also referred to as the “mass gaming operation.” MGM Macau main floor operations primarily consist of walk-in and day trip visitors. Unlike VIP players, main floor players do not receive commissions. The profit contribution from the main floor segment exceeds the VIP segment due to commission costs paid to gaming promoters. Gaming revenues from the main gaming floors have grown significantly in recent years and we believe this segment represents the most potential for sustainable growth in the future.

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

Main floor table games wagers at MGM Macau are conducted by the use of cash chips. In addition to purchasing cash chips at gaming tables, main floor customers may also purchase cash chips at the casino cage. As a result of recent significant increases in cash chips purchased at the casino cage, we now adjust main floor table games drop to include such purchases in order to more meaningfully reflect main floor table games volume and hold percentage. MGM Macau’s main floor normal table games hold percentage, as calculated on this basis, is in the range of 20% to 28% of table games drop. Slots hold percentage at MGM Macau is in the range of 4.3% to 5.3% of slots handle.

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

We seek to leverage our management expertise and well-recognized brands through domestic and international expansion opportunities. We have entered into management agreements for non-gaming hotels, resorts and residential products in the Middle East, North Africa, India and the United States. In 2014, we and the Hakkasan Group formed MGM Hakkasan Hospitality (“MGM Hakkasan”), owned 50% by each member, to design, develop and manage luxury non-gaming hotels, resorts and residences under certain brands licensed from us and the Hakkasan Group. We will contribute all of the management agreements for non-gaming hotels, resorts and residential projects (outside of the greater China region) that are currently under development to MGM Hakkasan. In addition, we will continue to develop and manage properties in the greater China region with Diaoyutai State Guesthouse, including the MGM Grand Sanya on Hainan Island, in the People’s Republic of China, which opened in early 2012.

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

We consolidate the trust because we are the sole economic beneficiary and we account for our interest in Borgata under the cost method. As of June 30, 2014, the trust had $86 million of cash and investments, of which $69 million is held in U.S. treasury securities with maturities greater than three months but less than one year, and is recorded within “Prepaid expenses and other.”

Results of Operations

The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2014 and 2013.

Summary Financial Results

The following table summarizes our financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net revenues	$2,581,033	$2,481,265	$5,211,431	$4,833,413
Operating income	339,987	231,602	752,620	533,419
Net income (loss)	173,704	(30,578)	365,312	(8,000)
Net income (loss) attributable to MGM Resorts International	105,544	(92,958)	213,704	(86,412)

Consolidated net revenues for the three months ended June 30, 2014 increased 4% over the prior year period due to increases in both casino and non-casino revenues at our wholly owned domestic resorts. Consolidated net revenues for the six months ended June 30, 2014 increased 8% over the prior year period as a result of an increase in casino revenues at MGM China and an increase at our wholly owned domestic resorts primarily related to non-casino revenues. See below for additional information related to segment revenues.

Consolidated operating income for the three months ended June 30, 2014 benefited from increased revenues at our wholly owned domestic resorts and a decrease in depreciation and amortization expense primarily due to accelerated depreciation recognized in 2013 for assets to be disposed in the Bellagio and Mandalay Bay room remodels. General and administrative expense increased compared to the prior year quarter as a result of an increase in payroll costs and utility costs. Operating income for the second quarter of 2014 was negatively impacted by an impairment charge of $29 million related to our investment in Grand Victoria recorded in “Property transactions, net.” In the prior year quarter, operating income was negatively impacted by impairment charges of $37 million related to our investment in Grand Victoria and $45 million related to certain corporate buildings.

Consolidated operating income for the six months ended June 30, 2014 benefited from increases in revenues at our wholly owned domestic resorts and MGM China and a decrease in depreciation and amortization expense due to the accelerated depreciation recognized in 2013 as noted above, as well as assets that had become fully depreciated at MGM China in the fourth quarter of 2013. General and administrative expense increased in the year to date period as a result of an increase in the items noted above, and property transactions, net was negatively impacted in the current and prior year to date periods for the impairment charges noted above. Corporate expense increased 9% over the prior year period to $108 million due to an increase in personnel costs and professional fees.

Operating Results – Detailed Segment Information

The following table presents a detail by segment of consolidated net revenue and Adjusted EBITDA. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See “Non-GAAP Measures” for additional information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net revenues:
Wholly owned domestic resorts	$1,639,270	$1,535,996	$3,209,504	$3,025,184
MGM China	827,928	835,149	1,769,376	1,582,706

Reportable segment net revenues	2,467,198	2,371,145	4,978,880	4,607,890
Corporate and other	113,835	110,120	232,551	225,523

	$2,581,033	$2,481,265	$5,211,431	$4,833,413

Adjusted EBITDA:
Wholly owned domestic resorts	$414,398	$375,603	$817,244	$736,640
MGM China	210,488	204,815	451,213	385,270

Reportable segment Adjusted Property EBITDA	624,886	580,418	1,268,457	1,121,910
Corporate and other	(38,900)	(39,028)	(55,989)	(56,148)

	$585,986	$541,390	$1,212,468	$1,065,762

Wholly owned domestic resorts. The following table presents detailed net revenue at our wholly owned domestic resorts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Casino revenue:
Table games	$226,527	$184,546	$459,034	$424,139
Slots	416,020	418,528	816,582	826,562
Other	13,872	14,567	32,561	30,974

Casino revenue	656,419	617,641	1,308,177	1,281,675
Non-casino revenue:
Rooms	447,506	423,285	884,171	811,127
Food and beverage	391,503	373,414	751,616	712,448
Entertainment, retail and other	305,385	283,564	585,259	539,990

Non-casino revenue	1,144,394	1,080,263	2,221,046	2,063,565

	1,800,813	1,697,904	3,529,223	3,345,240
Less: Promotional allowances	(161,543)	(161,908)	(319,719)	(320,056)

	$1,639,270	$1,535,996	$3,209,504	$3,025,184

Net revenue related to wholly owned domestic resorts increased 7% for the three months ended June 30, 2014, as a result of increased casino, rooms, food and beverage, and entertainment revenues. Overall table games volume increased 6% for the second quarter, and table games hold percentage was 21.3% for the current quarter compared to 18.1% in the prior year period. Slots revenue decreased 1% compared to the prior year quarter.

Net revenue related to wholly owned domestic resorts increased 6% for the six months ended June 30, 2014, as a result of increased casino, rooms, food and beverage, and entertainment revenues. Table games hold percentage was 21.1% for the six months ended June 30, 2014, compared to 20.1% for the prior year period, and total table games volume increased 5% compared to the prior year period. Slots revenue decreased 1% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Rooms revenue for the three months ended June 30, 2014 increased 6%, with a 6% increase in Las Vegas Strip REVPAR. Rooms revenue for the six months ended June 30, 2014 increased 9% with a 10% increase in Las Vegas Strip REVPAR. The following table shows key hotel statistics for our Las Vegas Strip resorts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Occupancy	96%	95%	94%	92%
Average Daily Rate (ADR)	$141	$134	$144	$133
Revenue per Available Room (REVPAR)	135	127	135	123

Food and beverage revenue for the three and six months ended June 30, 2014 increased 5% and 6%, respectively, compared to the prior year periods due primarily to increased convention and banquet revenue and the opening of several new outlets. Entertainment revenue increased 15% and 16% for each of the three and six months ended June 30, 2014, respectively, compared to the prior year periods, as a result of the opening of the Michael Jackson ONE Cirque du Soleil production show at Mandalay Bay in June 2013, which replaced the Lion King which closed in December 2011.

Adjusted Property EBITDA at our wholly owned domestic resorts increased 10% during the three months ended June 30, 2014 primarily as a result of increased revenues. Adjusted Property EBITDA margin for the three months ended June 30, 2014 increased by approximately 80 basis points to 25.3% from the prior year quarter. Adjusted Property EBITDA increased 11% during the six months ended June 30, 2014, due primarily to an increase in casino and rooms revenues and improved rooms margins. Adjusted Property EBITDA margin for the six months ended June 30, 2014 increased by approximately 110 basis points from the prior year to 25.5%.

MGM China. The following table presents detailed net revenue for MGM China:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Casino revenue, net:
VIP table games	$427,447	$521,226	$977,385	$974,237
Main floor table games	325,291	230,530	627,487	439,459
Slots	66,007	73,758	145,548	149,205

Casino revenue, net	818,745	825,514	1,750,420	1,562,901

Non-casino revenue	35,843	34,591	73,627	68,537

	854,588	860,105	1,824,047	1,631,438
Less: Promotional allowances	(26,660)	(24,956)	(54,671)	(48,732)

	$827,928	$835,149	$1,769,376	$1,582,706

For the quarter ended June 30, 2014, net revenue for MGM China decreased 1%, primarily as a result of a decrease in VIP table games revenue of 18%, which was partially offset by a 41% increase in main floor table games revenue. VIP table games turnover decreased 10% and VIP table games hold percentage decreased from 2.9% in the prior year quarter to 2.7% in the current quarter. Main floor table games hold percentage increased from 24.4% in the prior quarter to 25.8% in the current quarter and main floor table games volume increased 33% in the current year quarter. Slots revenue decreased 11% due to a decrease in slots hold percentage from 5.4% in the prior year quarter to 4.3% in the current quarter.

MGM China’s Adjusted EBITDA for the quarter ended June 30, 2014 was $210 million. Excluding branding fees of $14 million and $15 million for the quarter ended June 30, 2014 and 2013, respectively, Adjusted EBITDA increased 3% compared to the same period in the prior year. Adjusted EBITDA margin increased approximately 90 basis points to 25.4% in the current year quarter, and benefited from an increase in main floor table games revenues.

Net revenue for the six months ended June 30, 2014 increased 12% compared to the same period in the prior year, due primarily to an increase in main floor table games revenue of 43%. Main floor table games volume increased 32% and hold percentage increased from 23.3% in the prior year period to 25.2% in the current year. VIP table games turnover increased 1% and VIP table games hold percentage increased slightly from 2.8% to 2.9% for the six months ended June 30, 2014.

MGM China’s Adjusted EBITDA for the six months ended June 30, 2014 was $451 million. Excluding branding fees of $31 million and $28 million for the six months ended June 30, 2014 and 2013, respectively, Adjusted EBITDA increased 17% compared to the same period in the prior year. Adjusted EBITDA margin increased approximately 120 basis points to 25.5% in the current year period due to an increase in main floor table games revenues.

Corporate and other. Corporate and other revenue includes revenues from other corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Corporate and other Adjusted EBITDA loss for the three and six months ended June 30, 2014 was flat compared to the prior year. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Operating Results — Details of Certain Charges

Property transactions, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Grand Victoria investment impairment charge	$28,789	$36,607	$28,789	$36,607
Corporate buildings impairment charge	—	44,510	—	44,510
Other property transactions, net	4,381	7,014	4,939	15,505

	$33,170	$88,131	$33,728	$96,622

At June 30, 2014, we reviewed the carrying value of our Grand Victoria investment for impairment due to a greater than anticipated decline in operating results, as well as a decrease in forecasted cash flows for 2014 through 2017 compared to the prior forecast. We used a blended discounted cash flow analysis and guideline public company method to determine the estimated fair value from a market participant’s viewpoint. Key assumptions included in the discounted cash flow analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 2% and a discount rate of 10.5%. Key assumptions in the guideline public company method included business enterprise value multiples selected based on the range of multiples in Grand Victoria’s peer group. As a result of the analysis, we determined that it was necessary to record an other-than-temporary impairment charge of $29 million at June 30, 2014, based on an estimated fair value of $140 million for our 50% interest. We intend to, and believe we will be able to, retain our investment in Grand Victoria; however, due to the extent of the shortfall and our assessment of the uncertainty of fully recovering our investment, we have determined that the impairment was other-than-temporary. At June 30, 2013, we recorded an impairment charge of $37 million on our investment in Grand Victoria based on the then estimated fair value of $170 million for its 50% interest.

During the second quarter of 2013 we recorded an impairment charge of $45 million related to corporate buildings which were removed from service that were located on the land underlying the Las Vegas Arena project. Other property transactions, net for the six months ended June 30, 2014 and 2013 includes miscellaneous asset disposals and demolition costs.

Operating Results – Income from Unconsolidated Affiliates

The following table summarizes information related to our income from unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
CityCenter	$(1,055)	$861	$12,991	$12,556
Other	6,923	5,821	11,653	10,470

	$5,868	$6,682	$24,644	$23,026

Our share of CityCenter’s operating loss, including certain basis difference adjustments, for the three months ended June 30, 2014 was $1 million. Improved operating results at Aria, Vdara and Crystals were offset by property transactions, net. Aria’s table games volume increased 19% and hold percentage increased to 23.4% in the current year quarter from 20.8% in the prior year quarter. Hotel revenue increased as a result of an increase in REVPAR at Aria and Vdara of 6% and 10%, respectively. CityCenter’s second quarter results were negatively affected by $16 million of property transactions in the current year period and $10 million in the prior year period.

For the six months ended June 30, 2014 and 2013, improved operating results at Aria, Vdara and Crystals were offset by property transactions, net. Hotel revenue at Aria and Vdara increased as a result of an increase in REVPAR of 10% and 15%, respectively. Property transactions, net for the six months ended June 30, 2014 were $19 million, compared to $10 million for the prior year period.

Non-operating Results

Interest expense. Interest expense decreased $11 million and $27 million for the three and six months ended June 30, 2014 compared to the prior year periods, respectively, primarily as a result of a decrease in the average debt balance as well as a reduction in interest rate due to the repricing of the term loan B in May 2013. We had $4 million and $8 million of capitalized interest in the three and six months ended June 30, 2014, respectively, primarily related to the MGM Cotai project.

Non-operating items from unconsolidated affiliates. Non-operating charges from unconsolidated affiliates decreased by $24 million and $33 million for the three and six months ended June 30, 2014, respectively, primarily related to a decrease in interest expense at CityCenter as a result of debt restructuring transactions that occurred in October 2013 and to lower statutory interest recorded by CityCenter related to estimated amounts owed in connection with the CityCenter construction litigation.

Income taxes. We recorded income tax benefit of $53 million and $56 million for the three and six months ended June 30, 2014, respectively, compared to income tax provision of $4 million and $34 million for the three and six months ended June 30, 2013, respectively. The income tax benefit recorded for the three and six months ended June 30, 2014 was favorably impacted by a $31 million benefit resulting from the settlement during the quarter of our 2005-2009 IRS audits as well as assumptions made in our annual effective tax rate calculation regarding the realization of a portion of our foreign tax credit deferred tax asset in future years. The provision recorded during the six months ended June 30, 2013 was primarily the result of non-recurring taxation events recorded during the first quarter of 2013, including the re-measurement of the net deferred tax liability of MGM Grand Paradise, resulting in a provision for income taxes of $65 million, offset by a $38 million reduction in provision for the settlement of all 2003 and 2004 issues under appeal with the IRS. See Note 2 in the accompanying financial statements for further discussion of our annual effective tax rate assumptions regarding projected foreign tax credit usage and valuation allowance.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Adjusted EBITDA	$585,986	$541,390	$1,212,468	$1,065,762
Preopening and start-up expenses	(9,759)	(3,506)	(15,395)	(5,652)
Property transactions, net	(33,170)	(88,131)	(33,728)	(96,622)
Depreciation and amortization	(203,070)	(218,151)	(410,725)	(430,069)

Operating income	339,987	231,602	752,620	533,419

Non-operating income (expense)
Interest expense, net of amounts capitalized	(203,936)	(214,500)	(413,323)	(439,947)
Other, net	(14,887)	(43,815)	(30,044)	(67,176)

	(218,823)	(258,315)	(443,367)	(507,123)
Income (loss) before income taxes	121,164	(26,713)	309,253	26,296
Benefit (provision) for income taxes	52,540	(3,865)	56,059	(34,296)

Net income (loss)	173,704	(30,578)	365,312	(8,000)
Less: Net income attributable to noncontrolling interests	(68,160)	(62,380)	(151,608)	(78,412)

Net income (loss) attributable to MGM Resorts International	$105,544	$(92,958)	$213,704	$(86,412)

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended June 30, 2014
	Operating Income (Loss)	Preopening and Start-up Expenses	Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$94,027	$—	$594	$20,998	$115,619
MGM Grand Las Vegas	34,429	—	207	19,735	54,371
Mandalay Bay	33,524	331	241	18,907	53,003
The Mirage	14,362	22	1,801	12,725	28,910
Luxor	11,734	(3)	1	9,590	21,322
New York-New York	19,755	47	98	4,578	24,478
Excalibur	16,605	—	332	3,769	20,706
Monte Carlo	14,091	464	154	5,290	19,999
Circus Circus Las Vegas	3,308	36	3	3,866	7,213
MGM Grand Detroit	33,804	—	78	5,771	39,653
Beau Rivage	11,476	—	559	6,454	18,489
Gold Strike Tunica	6,651	—	265	3,269	10,185
Other resort operations	(86)	—	(8)	544	450

Wholly owned domestic resorts	293,680	897	4,325	115,496	414,398

MGM China	134,112	2,917	48	73,411	210,488
CityCenter (50%)	(1,055)	—	—	—	(1,055)
Other unconsolidated resorts	6,822	101	—	—	6,923
Management and other operations	10,054	—	1	2,047	12,102

	443,613	3,915	4,374	190,954	642,856

Stock compensation	(6,393)	—	—	—	(6,393)
Corporate	(97,233)	5,844	28,796	12,116	(50,477)

	$339,987	$9,759	$33,170	$203,070	$585,986

	Three Months Ended June 30, 2013
	Operating Income (Loss)	Preopening and Start-up Expenses	Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$71,386	$—	$337	$27,799	$99,522
MGM Grand Las Vegas	29,400	—	104	20,131	49,635
Mandalay Bay	23,414	1,078	1,854	23,012	49,358
The Mirage	11,714	—	141	12,673	24,528
Luxor	9,097	112	(252)	9,331	18,288
New York-New York	17,958	—	499	5,215	23,672
Excalibur	16,382	—	13	3,376	19,771
Monte Carlo	12,183	58	2,964	4,678	19,883
Circus Circus Las Vegas	801	—	10	4,485	5,296
MGM Grand Detroit	32,709	—	—	5,953	38,662
Beau Rivage	8,732	—	7	7,727	16,466
Gold Strike Tunica	3,966	—	1,187	3,365	8,518
Other resort operations	1,441	—	—	563	2,004

Wholly owned domestic resorts	239,183	1,248	6,864	128,308	375,603

MGM China	126,134	2,258	150	76,273	204,815
CityCenter (50%)	861	—	—	—	861
Other unconsolidated resorts	5,821	—	—	—	5,821
Management and other operations	6,111	—	(4)	2,953	9,060

	378,110	3,506	7,010	207,534	596,160

Stock compensation	(6,246)	—	—	—	(6,246)
Corporate	(140,262)	—	81,121	10,617	(48,524)

	$231,602	$3,506	$88,131	$218,151	$541,390

	Six Months Ended June 30, 2014
	Operating Income (Loss)	Preopening and Start-up Expenses	Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$175,878	$—	$573	$44,317	$220,768
MGM Grand Las Vegas	75,361	197	199	40,847	116,604
Mandalay Bay	67,935	1,133	239	39,696	109,003
The Mirage	36,954	22	1,948	25,405	64,329
Luxor	20,541	—	—	18,759	39,300
New York-New York	40,642	102	342	9,019	50,105
Excalibur	32,060	—	331	7,205	39,596
Monte Carlo	28,105	1,379	157	10,253	39,894
Circus Circus Las Vegas	4,845	36	(8)	7,649	12,522
MGM Grand Detroit	61,458	—	78	11,483	73,019
Beau Rivage	19,642	—	559	12,929	33,130
Gold Strike Tunica	13,016	—	265	6,471	19,752
Other resort operations	(1,855)	—	(8)	1,085	(778)

Wholly owned domestic resorts	574,582	2,869	4,675	235,118	817,244

MGM China	298,701	5,325	(56)	147,243	451,213
CityCenter (50%)	12,991	—	—	—	12,991
Other unconsolidated resorts	11,533	120	—	—	11,653
Management and other operations	27,015	—	1	4,938	31,954

	924,822	8,314	4,620	387,299	1,325,055

Stock compensation	(13,092)	—	—	—	(13,092)
Corporate	(159,110)	7,081	29,108	23,426	(99,495)

	$752,620	$15,395	$33,728	$410,725	$1,212,468

	Six Months Ended June 30, 2013
	Operating Income (Loss)	Preopening and Start-up Expenses	Property Transactions, Net	Depreciation and Amortization	Adjusted EBITDA
	(In thousands)
Bellagio	$137,778	$—	$341	$50,982	$189,101
MGM Grand Las Vegas	70,372	—	770	40,498	111,640
Mandalay Bay	44,236	474	2,436	41,626	88,772
The Mirage	25,264	—	4,295	25,130	54,689
Luxor	12,872	112	2,927	17,951	33,862
New York-New York	35,695	—	530	10,847	47,072
Excalibur	27,544	—	13	7,323	34,880
Monte Carlo	25,041	58	2,952	9,318	37,369
Circus Circus Las Vegas	412	—	10	9,431	9,853
MGM Grand Detroit	67,080	—	—	11,235	78,315
Beau Rivage	15,159	—	(291)	15,471	30,339
Gold Strike Tunica	10,786	—	1,174	6,545	18,505
Other resort operations	1,113	—	(1)	1,131	2,243

Wholly owned domestic resorts	473,352	644	15,156	247,488	736,640

MGM China	225,251	4,632	345	155,042	385,270
CityCenter (50%)	12,180	376	—	—	12,556
Other unconsolidated resorts	10,470	—	—	—	10,470
Management and other operations	18,894	—	—	5,927	24,821

	740,147	5,652	15,501	408,457	1,169,757

Stock compensation	(13,189)	—	—	—	(13,189)
Corporate	(193,539)	—	81,121	21,612	(90,806)

	$533,419	$5,652	$96,622	$430,069	$1,065,762

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents balance at June 30, 2014 was $1.4 billion, which included $658 million at MGM China.

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant tax payments or refunds, and by distributions from unconsolidated affiliates. Cash provided by operating activities was $804 million for the six months ended June 30, 2014, compared to cash provided by operating activities of $730 million in the prior year period. Operating cash flows increased primarily as a result of an increase in operating income and a decrease in interest payments compared to the prior year period.

Operating cash flows related to MGM China were $453 million for the six months ended June 30, 2014, compared to $528 million in the prior year period. MGM China’s operating income increased compared to the prior year period, however cash flows in the prior year period benefited significantly from changes in working capital primarily related to short-term gaming liabilities.

Investing activities. We made capital expenditures of $370 million for the six months ended June 30, 2014, of which $184 million related to MGM China and $14 million related to the construction of MGM National Harbor. Capital expenditures at MGM China included $170 million related to the construction of MGM Cotai and $14 million related to improvements at MGM Macau. Capital expenditures at our wholly owned domestic resorts and corporate entities included various room remodels including the Delano rooms at Mandalay Bay and suites at Bellagio, a remodel of the facades of New York-New York and Monte Carlo, restaurant and entertainment venue remodels and costs incurred to relocate and renovate certain corporate offices. Most of the costs capitalized at our wholly owned domestic resorts related to furniture and fixtures, materials and external labor costs.

We made capital expenditures of $243 million for the six months ended June 30, 2013, of which $125 million related to MGM China, excluding development fees eliminated in consolidation. Capital expenditures at MGM China primarily related to the construction of MGM Cotai, including a $47 million construction deposit. Capital expenditures at our wholly owned domestic resorts included various room remodels, restaurant remodels, and entertainment venue remodels. Most of the costs capitalized at our wholly owned domestic resorts related to furniture and fixtures, materials and external labor costs.

For the six months ended June 30, 2014, investments in and advances to unconsolidated affiliates primarily represent investments in CityCenter, MGM Hakkasan and the Las Vegas Arena Company. In the six months ended June 30, 2013, we made investments and advances of $12 million to CityCenter pursuant to the completion guarantee.

Investing activities include activity related to investments of funds held by the trust holding our 50% ownership in Borgata.

Financing activities. During the six months ended June 30, 2014, we repaid net debt of $523 million, which included the repayment of the $509 million 5.875% senior notes at maturity on February 27, 2014. During the first half of 2013 we repaid the $462 million 6.75% senior notes at maturity on April 1, 2013 and we incurred $17 million of debt issuance costs related to the re-pricing of the term loan B facility in May 2013.

MGM China paid a $499 million special dividend in March 2014 and a $127 million final dividend in June 2014, of which $245 million and $62 million was distributed to noncontrolling interests, respectively. MGM China paid a $500 million special dividend in March 2013, of which $245 million was distributed to noncontrolling interests.

Other Factors Affecting Liquidity

Anticipated uses of cash. We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. At June 30, 2014, we had $12.9 billion of indebtedness, including $2.8 billion of borrowings outstanding under our $4.0 billion senior credit facility and $554 million outstanding under the $2.0 billion MGM China credit facility. We expect to meet our debt obligations and planned capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, and available borrowings under our senior credit facility. At June 30, 2014 we had $1.5 billion of principal amount of long-term debt maturing within one year, primarily related to our $1.45 billion 4.25% convertible senior notes. At June 30, 2014 the price per share of our common stock was above the conversion price of our convertible senior notes. We have an estimated $797 million of cash interest payments based on current outstanding debt and applicable interest rates within the next twelve months.

In addition, we expect to make capital investments as described below during the full year 2014. See “Executive Overview” for further information regarding the scope and timing of our significant development projects.

•	$350 million in capital expenditures at our wholly owned domestic resorts and corporate entities;

•	$50 million investment in our arena project, subject to the project obtaining permanent financing;

•	$110 million in capital expenditures, including land costs, related to the MGM National Harbor project; and

•	If we are awarded the license in Massachusetts, $85 million related to the initial license fee and $40 million related to land acquisition costs.

During the full year 2014, MGM China expects to spend approximately $70 million in capital improvements at MGM Macau and $500 million on the MGM Cotai project, excluding capitalized interest and land.

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

Cotai land concession. MGM Grand Paradise’s land concession contract for an approximate 17.8 acre site in Cotai, Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual payments. As of June 30, 2014, MGM China had paid $86 million of the contract premium. In July 2014, MGM China paid the third semi-annual installment payment of $15 million under the land concession contract. Including interest on the five remaining semi-annual payments, MGM China has $73 million remaining payable for the land concession contract. In addition, MGM Grand Paradise is required to pay the Macau government approximately $269,000 per year in rent during the course of development of the land.

MGM China dividend policy. On August 5, 2014, MGM China’s Board of Directors announced a dividend of $136 million, which will be paid to shareholders of record as of August 25, 2014 and distributed on or about September 1, 2014. We will receive $69 million, representing our 51% share of the dividend.

CityCenter completion guarantee. In October 2013, we entered into a third amended and restated completion and cost overrun guarantee, which is collateralized by substantially all of the assets of Circus Circus Las Vegas, as well as certain undeveloped land adjacent to that property. The terms of the amended and restated completion guarantee provide CityCenter the ability to utilize up to $72 million of net residential proceeds to fund construction costs, or to reimburse us for construction costs previously expended. As of June 30, 2014, CityCenter is holding approximately $72 million in a separate bank account representing the remaining condo proceeds available to fund completion guarantee obligations or be reimbursed to us. In accordance with the amended and restated completion guarantee, such amounts can only be used to fund construction lien obligations or reimbursed to us once the Perini litigation is settled.

As of June 30, 2014, we have funded $727 million under the completion guarantee and have accrued a liability of $128 million, which includes estimated litigation costs related to the resolution of disputes with contractors concerning the final construction costs and estimated amounts to be paid to contractors in connection with the Perini litigation. Our estimated obligation has been offset by the $72 million of condominium proceeds received and held in escrow by CityCenter, which are available to fund construction lien claims upon final resolution of the Perini litigation. Also, our accrual reflects certain estimated offsets to the amounts claimed by the contractors. We do not believe it is reasonably possible we could be liable for amounts in excess of what we have accrued related to the Perini Litigation claims. However, an insurer participating in the OCIP for the CityCenter construction project has initiated an arbitration against us in an attempt to recover certain costs it has allegedly incurred in connection with CityCenter’s claims against Perini and certain subcontractors for defective work at the Harmon. We dispute that such amounts are owed to the insurance company, but believe it is reasonably possible we may ultimately be found liable for some portion of the claim. The arbitration is in its beginning phase and there are significant factual and legal issues to be determined and resolved. Further, we have not had the opportunity to engage in any discovery, and the amount of damages to be sought by the insurer is indeterminate. Because of these factors, we do not currently have sufficient information to determine a range of reasonably possible loss.

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

As of June 30, 2014, variable rate borrowings represented 26% of our total borrowings. Assuming a 100 basis-point increase in LIBOR (in the case of the term B facility, over the 1% floor specified in our senior credit facility), our annual interest cost would increase by $28 million based on gross amounts outstanding at June 30, 2014. Assuming a 100 basis-point increase in HIBOR for the MGM Grand Paradise credit facility, our annual interest cost would increase by $6 million based on amounts outstanding at June 30, 2014. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

	Debt maturing in							Fair Value June 30,
	2014	2015	2016	2017	2018	Thereafter	Total	2014
	(In millions)
Fixed-rate	$—	$2,325	$1,476	$743	$475	$4,605	$9,624	$11,391
Average interest rate	N/A	5.1%	8.2%	7.6%	11.4%	7.1%	7.1%
Variable rate	$14	$28	$166	$1,440	$18	$1,645	$3,311	$3,309
Average interest rate	3.3%	3.3%	2.2%	2.6%	3.5%	3.5%	3.1%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and the development of MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, Macau or Hong Kong could cause variability in these exchange rates. As of June 30, 2014, a 1% change in the Hong Kong Dollar (the functional currency of MGM China) exchange rate would impact the carrying value of the Company’s cash and debt balances by $7 million and $6 million, respectively.

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “will,” “may” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to generate significant cash flow, our expectations with respect to improvements in the global economy, amounts we will pay in capital expenditures and investments, the opening and development of new resorts and projected tax benefits to be realized in future periods. The foregoing is not a complete list of all forward-looking statements we make.

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

•	our ability to build and open our development in Cotai by January 2018;

•	the dependence of MGM Macau upon gaming promoters for a significant portion of gaming revenues in Macau;

•	extreme weather conditions or climate change may cause property damage or interrupt business;

•	the concentration of our major gaming resorts on the Las Vegas Strip;

•	the fact that we extend credit to a large portion of our customers and we may not be able to collect gaming receivables;

•	the potential occurrence of impairments to goodwill, indefinite-lived intangible assets or long-lived assets which could negatively affect future profits;

•	the susceptibility of leisure and business travel, especially travel by air, to global geopolitical events, such as terrorist attacks or acts of war or hostility;

•	the fact that investing in other entities through partnerships, joint ventures or otherwise, including CityCenter decreases our ability to manage risk;

•	the fact that future construction or development projects will be susceptible to substantial development and construction risks;

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

•

the potential for conflicts of interest to arise because certain of our directors and officers are also directors of MGM China, which is a publicly traded company listed on the Hong Kong Stock Exchange; and

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In re MGM MIRAGE Derivative Litigation. Mario Guerrero v. James J. Murren, et al. (Case No. 2:09-cv-01815-KJD-RJJ, filed September 14, 2009, U.S. District Court for the District of Nevada); Regina Shamberger v. J. Terrence Lanni, et al. (Case No. 2:09-cv-01817-PMP-GWF, filed September 14, 2009, U.S. District Court for the District of Nevada), filed September 14, 2009. These purported shareholder derivative actions involve the same former and current director and officer defendants as those in the consolidated state court derivative actions, and also name the Company as a nominal defendant. They make factual allegations similar to those alleged in the state court actions, asserting claims of, among other things, breach of fiduciary duty by defendants’ asserted improper financial reporting, insider selling and misappropriation of information; waste of corporate assets; and unjust enrichment. In June 2010, the plaintiffs in these two actions made a joint motion for consolidation and appointment of lead plaintiffs and lead counsel. In March 2011, on stipulation of both plaintiffs and without opposition from the defendants, the two actions were consolidated under the caption In re MGM MIRAGE Derivative Litigation. In March 2011, with the stipulation of all parties, the court ordered that defendants need not respond to the complaints currently on file pending the disposition of the motions to dismiss in In re MGM MIRAGE Securities Litigation, without prejudice to either side’s right to seek to lift the stay at an earlier time. By the terms of the court’s order, the stay expired in November 2013, and in April 2014 the court issued an order that denied plaintiff’s request to extend the stay. In March 2014 plaintiff Regina Shamberger filed a Notice of Voluntary Dismissal by which she withdrew from the action. On June 30, 2014 the federal court granted defendants’ motion to dismiss the Guerrero derivative suit, on the grounds that the Nevada state court orders dismissing the state-based shareholder derivative cases, Charles Kim v. James J. Murren, et al. (Case No. A-09-599937-C, Eighth Judicial District Court, Clark County, Nevada (2009), and Sanjay Israni v. Robert H. Baldwin, et al. (Case No. CV-09-02914, Second Judicial District Court, Washoe County, Nevada (2009); transferred to Case No. A-10-619411-C, Eighth Judicial District Court, Clark County, Nevada (2010), on the basis of demand futility preclude the federal derivative action. The court denied plaintiff’s request to amend the complaint. Plaintiffs have filed a notice of appeal of the federal district court’s dismissal order and judgement to the Ninth Circuit Court of Appeals.

Item 1A.	Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to those factors for the six months ended June 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In April 2014, we terminated the May 2008 Stock Repurchase Program. During the quarter ended June 30, 2014, we did not repurchase shares of our common stock prior to termination of the May 2008 Stock Repurchase Program.

Item 6.	Exhibits

10.1	Amended and Restated Deferred Compensation Plan for Non-employee Directors, effective as of June 5, 2014.

10.2	MGM Resorts International Amended and Restated 2005 Ominbus Incentive Plan (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 5, 2014).

10.3	Deferred Compensation Plan II, as Amended and Restated, effective January 1, 2008.

10.4	Amendment Number One to the MGM Resorts Deferred Compensation Plan II, dated as of December 3, 2008.

10.5	Amendment Number Two to the MGM Resorts Deferred Compensation Plan II, dated as of December 20, 2010.

10.6	Amendment Number Three to the MGM Resorts Deferred Compensation Plan II, dated as of May 31, 2012.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at June 30, 2014 (unaudited) and December 31, 2013 (audited); (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013; (iv) Unaudited Consolidated Statements of Cash Flows for the three and six months ended June 30, 2014 and 2013; and (v) Condensed Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International

Date: August 8, 2014	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2014		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)