Form 10-Q
period 2014-09-30
MGM Resorts International
filed 2014-11-07
CIK 789570

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 3, 2014
Common Stock, $.01 par value	491,120,180 shares

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

FORM 10-Q

I N D E X

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2014	2013

ASSETS
Current assets
Cash and cash equivalents	$1,313,427	$1,803,669
Accounts receivable, net	433,853	488,217
Inventories	99,274	107,907
Deferred income taxes, net	—	80,989
Prepaid expenses and other	144,503	238,657
Total current assets	1,991,057	2,719,439

Property and equipment, net	14,253,703	14,055,212

Other assets
Investments in and advances to unconsolidated affiliates	1,555,353	1,469,261
Goodwill	2,893,467	2,897,442
Other intangible assets, net	4,331,768	4,511,861
Other long-term assets, net	423,138	431,395
Total other assets	9,203,726	9,309,959
	$25,448,486	$26,084,610
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$266,696	$241,192
Income taxes payable	2,390	14,813
Current portion of long-term debt	1,191,542	—
Deferred income taxes, net	18,815	—
Accrued interest on long-term debt	180,792	188,522
Other accrued liabilities	1,709,079	1,770,801
Total current liabilities	3,369,314	2,215,328

Deferred income taxes	2,339,171	2,419,967
Long-term debt	11,723,655	13,447,230
Other long-term obligations	117,710	141,590
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock, $.01 par value: authorized 1,000,000,000 shares, issued and outstanding 490,889,936 and 490,360,628 shares	4,909	4,904
Capital in excess of par value	4,173,205	4,156,680
Retained earnings	234,354	41,964
Accumulated other comprehensive income	8,388	12,503
Total MGM Resorts International stockholders' equity	4,420,856	4,216,051
Noncontrolling interests	3,477,780	3,644,444
Total stockholders' equity	7,898,636	7,860,495
	$25,448,486	$26,084,610

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Casino	$1,420,538	$1,460,300	$4,479,135	$4,304,877
Rooms	433,005	413,060	1,348,542	1,252,020
Food and beverage	396,470	366,988	1,192,585	1,121,117
Entertainment	146,315	145,799	418,827	380,654
Retail	50,720	52,151	146,147	149,606
Other	132,126	123,180	391,621	374,920
Reimbursed costs	98,317	92,038	289,037	275,015
	2,677,491	2,653,516	8,265,894	7,858,209
Less: Promotional allowances	(192,484)	(190,479)	(569,456)	(561,759)
	2,485,007	2,463,037	7,696,438	7,296,450
Expenses
Casino	884,177	913,137	2,791,828	2,705,190
Rooms	143,993	132,386	420,644	394,096
Food and beverage	234,307	214,683	695,489	645,119
Entertainment	109,757	107,939	313,455	281,604
Retail	26,183	28,053	75,714	81,884
Other	96,324	91,841	275,978	270,633
Reimbursed costs	98,317	92,038	289,037	275,015
General and administrative	347,487	342,847	994,217	961,072
Corporate expense	61,563	54,190	169,353	153,178
Preopening and start-up expenses	10,233	4,279	25,628	9,931
Property transactions, net	6,794	26,127	40,522	122,749
Depreciation and amortization	202,386	211,682	613,111	641,751
	2,221,521	2,219,202	6,704,976	6,542,222
Income from unconsolidated affiliates	23,003	18,962	65,963	52,919
Operating income	286,489	262,797	1,057,425	807,147
Non-operating income (expense)
Interest expense, net of amounts capitalized	(202,835)	(208,939)	(616,158)	(648,886)
Non-operating items from unconsolidated affiliates	(22,810)	(34,439)	(69,021)	(115,452)
Other, net	(254)	(676)	(1,997)	(6,909)
	(225,899)	(244,054)	(687,176)	(771,247)
Income before income taxes	60,590	18,743	370,249	35,900
Benefit (provision) for income taxes	(10,208)	14,428	44,401	(16,933)
Net income	50,382	33,171	414,650	18,967
Less: Net income attributable to noncontrolling interests	(70,652)	(55,484)	(222,260)	(133,896)
Net income (loss) attributable to MGM Resorts International	$(20,270)	$(22,313)	$192,390	$(114,929)
Net income (loss) per share of common stock attributable to MGM Resorts International
Basic	$(0.04)	$(0.05)	$0.39	$(0.23)
Diluted	$(0.04)	$(0.05)	$0.39	$(0.23)

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$50,382	$33,171	$414,650	$18,967
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(13,505)	587	(10,403)	(5,638)
Other	—	—	1,250	115
Other comprehensive income (loss)	(13,505)	587	(9,153)	(5,523)
Comprehensive income	36,877	33,758	405,497	13,444
Less: Comprehensive income attributable to noncontrolling interests	(63,994)	(55,760)	(217,222)	(131,057)
Comprehensive income (loss) attributable to MGM Resorts International	$(27,117)	$(22,002)	$188,275	$(117,613)

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income	$414,650	$18,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	613,111	641,751
Amortization of debt discounts, premiums and issuance costs	28,107	26,027
Loss on retirement of long-term debt	—	3,799
Provision for doubtful accounts	32,554	16,929
Stock-based compensation	26,551	23,934
Property transactions, net	40,522	122,749
Loss from unconsolidated affiliates	3,195	62,909
Distributions from unconsolidated affiliates	11,101	12,788
Deferred income taxes	6,379	48,089
Change in operating assets and liabilities:
Accounts receivable	21,678	15,330
Inventories	8,508	9,238
Income taxes receivable and payable, net	(12,419)	(647)
Prepaid expenses and other	7,100	(69,848)
Prepaid Cotai land concession premium	(24,162)	(9,657)
Accounts payable and accrued liabilities	(169,720)	190,147
Other	15,659	(16,748)
Net cash provided by operating activities	1,022,814	1,095,757
Cash flows from investing activities
Capital expenditures, net of construction payable	(617,459)	(379,573)
Dispositions of property and equipment	537	546
Investments in and advances to unconsolidated affiliates	(70,446)	(23,853)
Distributions from unconsolidated affiliates in excess of earnings	999	—
Investments in treasury securities - maturities longer than 90 days	(123,133)	(174,446)
Proceeds from treasury securities - maturities longer than 90 days	210,300	204,394
Other	8,149	1,580
Net cash used in investing activities	(591,053)	(371,352)
Cash flows from financing activities
Net borrowings (repayments) under bank credit facilities – maturities of 90 days or less	(1,740,375)	59,000
Borrowings under bank credit facilities – maturities longer than 90 days	5,171,250	2,793,000
Repayments under bank credit facilities – maturities longer than 90 days	(3,451,875)	(2,793,000)
Retirement of senior notes	(508,900)	(612,262)
Debt issuance costs	—	(17,061)
Distributions to noncontrolling interest owners	(385,722)	(318,348)
Other	(3,457)	(3,211)
Net cash used in financing activities	(919,079)	(891,882)
Effect of exchange rate on cash	(1,577)	(629)
Cash and cash equivalents
Net decrease for the period	(488,895)	(168,106)
Cash related to assets held for sale	(1,347)	—
Balance, beginning of period	1,803,669	1,543,509
Balance, end of period	$1,313,427	$1,375,403
Supplemental cash flow disclosures
Interest paid, net of amounts capitalized	$595,781	$645,637
Federal, state and foreign income taxes paid, net of refunds	40,262	806
Non-cash investing and financing activities
Increase in investment in and advances to CityCenter related to change in completion guarantee liability	$73,695	$72,676

The accompanying condensed notes are an integral part of these consolidated financial statements.

MGM RESORTS INTERNATIONAL AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — ORGANIZATION

Organization. MGM Resorts International (the “Company”) is a Delaware corporation that acts largely as a holding company and, through wholly owned subsidiaries, primarily owns and/or operates casino resorts. The Company owns and operates the following casino resorts in Las Vegas, Nevada: Bellagio, MGM Grand Las Vegas, The Mirage, Mandalay Bay, Luxor, New York-New York, Monte Carlo, Excalibur and Circus Circus Las Vegas. Operations at MGM Grand Las Vegas include management of The Signature at MGM Grand Las Vegas, a condominium-hotel consisting of three towers. Other Nevada operations include Circus Circus Reno, Gold Strike in Jean and Railroad Pass in Henderson. In September 2014, the Company entered into an agreement to sell Railroad Pass, and in October 2014, the Company entered into an agreement to sell the Gold Strike in Jean, Nevada, each as discussed in Note 3. Along with its local partners, the Company owns and operates MGM Grand Detroit in Detroit, Michigan. The Company owns and operates two resorts in Mississippi: Beau Rivage in Biloxi and Gold Strike Tunica. The Company also owns Shadow Creek, an exclusive world-class golf course located approximately ten miles north of its Las Vegas Strip resorts, Primm Valley Golf Club at the California/Nevada state line and Fallen Oak golf course in Saucier, Mississippi.

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

The Company owns 50% of CityCenter, located between Bellagio and Monte Carlo. The other 50% of CityCenter is owned by Infinity World Development Corp, a wholly owned subsidiary of Dubai World, a Dubai, United Arab Emirates government decree entity. CityCenter consists of Aria, a casino resort; Mandarin Oriental Las Vegas, a non-gaming boutique hotel; Crystals, a retail, dining and entertainment district; and Vdara, a luxury condominium-hotel. In addition, CityCenter features residential units in the Residences at Mandarin Oriental and Veer. The Company receives a management fee of 2% of revenues for the management of Aria and Vdara, and 5% of EBITDA (as defined in the agreements governing the Company’s management of Aria and Vdara). In addition, the Company receives an annual fee of $3 million for the management of Crystals. See Note 4 for additional information related to CityCenter.

The Company owns 50% of the Borgata Hotel Casino & Spa (“Borgata”) located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort.  See Note 4 for additional information regarding Borgata.  The Company also has 50% interests in Grand Victoria and Silver Legacy. Grand Victoria is a riverboat casino in Elgin, Illinois; an affiliate of Hyatt Gaming owns the other 50% of Grand Victoria and also operates the resort. Silver Legacy is located in Reno, adjacent to Circus Circus Reno, and the other 50% is owned by Eldorado LLC, which operates the resort.

The Company seeks to leverage its management expertise and well-recognized brands through domestic and international expansion opportunities. The Company has entered into management agreements for non-gaming hotels, resorts and residential products in the Middle East, North Africa, India and the United States. In 2014, the Company and the Hakkasan Group formed MGM Hakkasan Hospitality (“MGM Hakkasan”), owned 50% by each member, to design, develop and manage luxury non-gaming hotels, resorts and residences under certain brands licensed from the Company and the Hakkasan Group. In October 2014, the Company contributed all of the management agreements for non-gaming hotels, resorts and residential projects (outside of the greater China region) that are currently under development to MGM Hakkasan. The Company will continue to develop and manage properties in the greater China region with Diaoyutai State Guesthouse, including the MGM Grand Sanya on Hainan Island, in the People’s Republic of China, which opened in 2012.

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

On June 13, 2014, the Massachusetts Gaming Commission (the “MGC”) agreed to award the Company’s subsidiary developing MGM Springfield the Category One casino license in Region B, Western Massachusetts, one of three licensing regions designated by legislation. On June 24, 2014, the Massachusetts Supreme Judicial Court ruled that a proposed ballot initiative seeking to prohibit local casinos, slot parlors and other wagering in Massachusetts was constitutional and thereby allowed the ballot initiative to appear on the November 4, 2014 ballot. The ballot initiative ultimately failed during the November 2014 general elections. Therefore, the state’s expanded gaming law has been preserved and development of MGM Springfield will proceed as previously planned.  Final award payment of licensing fees and other costs is expected to be made to the MGC in the fourth quarter of 2014.

MGM Springfield will be developed on 14.5 acres of land between Union and State streets, and Columbus Avenue and Main Street in Springfield, Massachusetts. Currently, the expected cost to develop and construct MGM Springfield is approximately $760 million, excluding capitalized interest and land related costs. The Company expects the resort will include a casino with approximately 3,000 slots and 75 table games, a poker room and high limit VIP gambling area, 250 hotel rooms, 55,000 square feet of retail and restaurant space that will accommodate 15 shops and restaurants, and a multi-level parking garage.

In 2013, the Company formed Las Vegas Arena Company, LLC (“LVAC”) with a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”) (a leader in sports, entertainment, and promotions) to design, construct, and operate the Las Vegas Arena which will be located on a parcel of the Company’s land between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. The Company and AEG each own 50% of LVAC. The Las Vegas Arena is anticipated to seat between 18,000 – 20,000 people. Such development is estimated to cost approximately $350 million, excluding capitalized interest and land related costs. See Note 4 and Note 6 for additional information related to LVAC.

The Company has two reportable segments: wholly owned domestic resorts and MGM China. See Note 11 for additional information about the Company’s segments.

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

As discussed in Note 4, the consolidated financial statements have been retroactively adjusted to reflect the Company’s investment in Borgata under the equity method for all periods presented in this quarterly report.

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

•	The Company uses Level 1 inputs for its long-term debt fair value disclosures. See Note 5; and

•	The Company used Level 3 inputs when assessing the fair value of its investment in Grand Victoria at June 30, 2014 and 2013. See Note 4.

Income tax provision. For interim income tax reporting the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The Company’s effective income tax rate was 16.8% and (12.0%) for the three months and nine months ended September 30, 2014, respectively.

The Company recognizes deferred tax assets, net of applicable reserves, related to tax loss and credit carryforwards and other temporary differences with a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. Due to the Company’s history of recent losses in the United States, the Company does not rely on future United States sourced operating income in assessing the realization of its deferred tax assets.

Because MGM China is presently exempt from the Macau 12% complementary tax on gaming profits, the Company believes that payment of the Macau Special Gaming Tax qualifies as a tax paid in lieu of an income tax that is creditable against U.S. taxes. As long as the exemption from Macau’s 12% complementary tax on gaming profits continues, the Company expects that it will generate excess foreign tax credits on an annual basis and that none of the excess foreign credits will be utilized until the exemption expires. Although the Company’s current five-year exemption from the Macau 12% complementary tax on gaming profits ends on December 31, 2016, the Company believes it will be entitled to receive a third five-year exemption from Macau based upon exemptions granted to the Company’s competitors in order to ensure non-discriminatory treatment among gaming concessionaires and subconcessionaires. For all periods beyond December 31, 2021, the Company has assumed that it will be paying the Macau 12% complementary tax on gaming profits and will thus not be able to credit the Macau Special Gaming Tax in such years, and has factored that assumption into both the measurement of its foreign deferred tax assets and liabilities as well as its future projections of foreign sourced income. As a result, the Company projects that it will be able to realize a benefit, and hence, projects that it will record a deferred tax asset for foreign tax credits, net of valuation allowance (“net deferred foreign tax credit asset”), of approximately $332 million as of December 31, 2014 and has reflected this assumption in its annual effective tax rate for 2014. Should the Company in a future period actually receive or be able to assume under the law a fourth five-year exemption, an additional valuation allowance would likely need to be provided on some portion or all of the net deferred foreign tax credit asset, resulting in an increase in the provision for income taxes in such period.

During the quarter ended June 30, 2014, the Company received final approval from the Joint Committee on Taxation of the results of IRS examinations covering its 2005 through 2009 tax years. These examinations are now considered settled for financial reporting purposes. Consequently, the Company reduced unrecognized tax benefits by $81 million and recorded income tax benefit of $31 million to reflect the effects of this settlement. The Company previously made a deposit of $30 million with the IRS to cover the expected cash taxes and interest resulting from the tentatively agreed adjustments for these examinations. The tax and interest was assessed during the quarter ended September 30, 2014, and the deposit, which was previously included in “Prepaid expenses and other”, was reclassified to “Income taxes payable” on the balance sheet.

Recently issued accounting standards. During the three months ended September 30, 2014, the Company early adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ”, (“ASU 2014-08”), which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014.  ASU 2014-08 amends the definition of a discontinued operation by requiring discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results, and also expands the scope of ASC 205-20 to disposals of equity method investments and acquired businesses held for sale.  Additionally, ASU 2014-08 requires enhanced disclosures about disposal transactions that do not meet the discontinued operations criteria.  As a result of implementing ASU 2014-08, the Company determined that certain disposals did not qualify as discontinued operations.  See Note 3 for further discussion.

During the nine months ended September 30, 2014, the Company implemented FASB Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”), which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013. ASU 2013-11 provides explicit guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. As a result of implementing ASU 2013-11, the Company recorded a reduction in liability for unrecognized tax benefits and a corresponding reduction in deferred tax assets of $19 million in the nine months ended September 30, 2014.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”), which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. Additionally, the new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

NOTE 3 — ASSETS HELD FOR SALE

In September 2014, the Company entered into an agreement to sell Railroad Pass for $8 million which is contingent upon regulatory approvals and other customary closing conditions. The assets and liabilities of Railroad Pass have been classified as held for sale as of September 30, 2014.  The Company recognized a $1 million impairment charge recorded in “Property transactions, net” at September 30, 2014 based on fair value less cost to sell of the related assets and liabilities.  Assets held for sale of $9 million, comprised predominantly of property, plant and equipment, are classified within “Prepaid expenses and other”  and  liabilities related to assets held for sale of $2 million, comprised of accounts payable and other accrued liabilities, are classified  within “Other accrued liabilities.”  Railroad Pass has not been classified as discontinued operations because the Company has concluded that the sale will not have a major effect on the Company’s operations or its financial results and it does not represent a disposal of a major geographic segment or product line.

In October 2014, the Company entered into an agreement to sell Gold Strike and related assets in Jean, Nevada, for $12 million which is contingent upon regulatory approvals and other customary closing conditions.   The carrying value of the assets and liabilities to be sold of $15 million and $2 million, respectively, were not classified as held for sale as of September 30, 2014. Gold Strike will not be classified as discontinued operations because the Company has concluded that the sale will not have a major effect on the Company’s operations or its financial results and it does not represent a disposal of a major geographic segment or product line.

NOTE 4 — INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

Investments in and advances to unconsolidated affiliates consisted of the following:

	September 30,	December 31,
	2014	2013

	(In thousands)
CityCenter Holdings, LLC – CityCenter (50%)	$1,239,541	$1,172,087
Elgin Riverboat Resort–Riverboat Casino – Grand Victoria (50%)	139,791	169,579
Marina District Development Company – Borgata (50%)	106,935	94,425
Other	69,086	33,170
	$1,555,353	$1,469,261

The Company recorded its share of the results of operations of unconsolidated affiliates as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In thousands)
Income from unconsolidated affiliates	$23,003	$18,962	$65,963	$52,919
Preopening and start-up expenses	(17)	–	(137)	(376)
Non-operating items from unconsolidated affiliates	(22,810)	(34,439)	(69,021)	(115,452)
	$176	$(15,477)	$(3,195)	$(62,909)

CityCenter

CityCenter summary financial information. Summarized balance sheet information for CityCenter is as follows:

	September 30,	December 31,
	2014	2013
	(In thousands)
Current assets	$532,797	$451,058
Property and other assets, net	7,972,674	8,261,240
Current liabilities	503,440	462,487
Long-term debt and other long-term obligations	1,552,724	1,688,113
Equity	6,449,307	6,561,698

Summarized income statement information for CityCenter is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Net revenues	$297,402	$294,330	$953,694	$942,646
Operating expenses	(333,594)	(324,120)	(1,009,758)	(996,378)
Operating loss	(36,192)	(29,790)	(56,064)	(53,732)
Non-operating expenses	(22,909)	(71,238)	(75,027)	(240,905)
Net loss	$(59,101)	$(101,028)	$(131,091)	$(294,637)

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

Borgata

In September 2014, the New Jersey Casino Control Commission (“CCC”) approved the Company’s request for licensure in the State of New Jersey.  The Company’s request for licensure was submitted pursuant to its amended settlement agreement with the New Jersey Division of Gaming Enforcement.  Prior to receiving the approval, the Company’s Borgata interest was held in trust and the sale of the Company’s interest was mandated within a defined divestiture period pursuant to the amended settlement agreement.  In connection with the approval of the Company’s request for licensure, the CCC agreed to terminate the amended settlement agreement and dissolve and terminate the divestiture trust.  Upon dissolution of the trust, all of the trust assets, including $83 million of cash, were transferred to the Company.

Prior to dissolution, the Company had consolidated the trust because it was the sole economic beneficiary, and accounted for its interest in Borgata under the cost method.  In conjunction with the dissolution of the trust, the Company regained significant influence in Borgata and therefore resumed accounting for its interest under the equity method.  The Company’s investment in Borgata, current and prior period net income and retained earnings have been adjusted retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods in which the Company’s investment was held in trust.  The impact of the adjustments on net income for the three months ended September 30, 2014 and 2013 was an increase of $11 million and an increase of $10 million, respectively.  The impact of the adjustments to net income for the nine months ended September 30, 2014 and 2013 was an increase of $10 million and an increase of $3 million, respectively.  The impact of the retroactive adjustments on retained earnings was a decrease of $15 million at December 31, 2013.

Las Vegas Arena

In September 2014, a wholly-owned subsidiary of LVAC entered into a senior secured credit facility to finance construction of the Las Vegas Arena. The senior secured credit facility consists of a $125 million term loan A and a $75 million term loan B. The senior secured credit facility matures in October 2016, with an option to extend the maturity for three years. The senior secured credit facility is secured by substantially all the assets of the LVAC, and contains certain financial covenants applicable upon opening of the Las Vegas Arena. See Note 6 for discussion of the Company’s joint and several completion and payment guarantees.

NOTE 5 — LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2014	2013

	(In thousands)
Senior credit facility:
$2,751 million ($2,772 million at December 31, 2013) term loans, net	$2,744,845	$2,765,041
MGM Grand Paradise credit facility	552,464	553,242
$508.9 million 5.875% senior notes, due 2014, net	—	508,848
$1,450 million 4.25% convertible senior notes, due 2015, net	1,452,606	1,456,153
$875 million 6.625% senior notes, due 2015, net	875,536	876,022
$242.9 million 6.875% senior notes, due 2016	242,900	242,900
$732.7 million 7.5% senior notes, due 2016	732,749	732,749
$500 million 10% senior notes, due 2016, net	497,704	496,987
$743 million 7.625% senior notes, due 2017	743,000	743,000
$475 million 11.375% senior notes, due 2018, net	468,556	467,451
$850 million 8.625% senior notes, due 2019	850,000	850,000
$500 million 5.25% senior notes, due 2020	500,000	500,000
$1,000 million 6.75% senior notes, due 2020	1,000,000	1,000,000
$1,250 million 6.625% senior notes, due 2021	1,250,000	1,250,000
$1,000 million 7.75% senior notes, due 2022	1,000,000	1,000,000
$0.6 million 7% debentures, due 2036, net	572	572
$4.3 million 6.7% debentures, due 2096	4,265	4,265
	12,915,197	13,447,230
Less: Current portion	(1,191,542)	—
	$11,723,655	$13,447,230

As of September 30, 2014, the amount available under the Company’s revolving senior credit facility is less than current maturities related to the Company’s senior notes, convertible senior notes and term loan credit facilities. The Company has excluded from the current portion of long-term debt the amount available for refinancing under its revolving credit facility.

Senior credit facility. At September 30, 2014, the Company’s senior credit facility consisted of a $1.2 billion revolving credit facility, a $1.03 billion term loan A facility and a $1.72 billion term loan B facility. The revolving and term loan A facilities bear interest at LIBOR plus an applicable rate determined by the Company’s credit rating (2.75% as of September 30, 2014). The term loan B facility bears interest at LIBOR plus 2.50%, with a LIBOR floor of 1.00%. The revolving and term loan A facilities mature in December 2017 and the term loan B facility matures in December 2019. The term loan A and term loan B facilities are subject to scheduled amortization payments on the last day of each calendar quarter in an amount equal to 0.25% of the original principal balance. The Company permanently repaid $7 million and $21 million in the three and nine months ended September 30, 2014, respectively, in accordance with the scheduled amortization. The Company had $1.2 billion of available borrowing capacity under its senior credit facility at September 30, 2014. At September 30, 2014, the interest rate on the term loan A was 2.9%, the interest rate on the term loan B was 3.5%.

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

The senior credit facility contains customary representations and warranties and customary affirmative and negative covenants. In addition, the senior credit facility requires the Company and its restricted subsidiaries to maintain a minimum trailing four-quarter EBITDA and limits the ability of the Company and its restricted subsidiaries to make capital expenditures and investments. As of September 30, 2014, the Company and its restricted subsidiaries are required to maintain a minimum EBITDA (as defined in the senior credit facility) of $1.20 billion. The minimum EBITDA requirement is $1.20 billion through December 31, 2014 and increases to $1.25 billion for March 31, 2015 and June 30, 2015 and to $1.30 billion for September 30, 2015, with periodic increases thereafter. EBITDA for the trailing four quarters ended September 30, 2014, calculated in accordance with the terms of the senior credit facility, was $1.36 billion. The senior credit facility limits the Company and its restricted subsidiaries to capital expenditures of $500 million per fiscal year, with unused amounts in any fiscal year rolling over to the next fiscal year, but not any fiscal year thereafter. The Company’s total capital expenditures allowable under the senior credit facility for fiscal year 2014, after giving effect to unused amounts from 2013, was $681 million. In addition, the senior credit facility limits the Company’s ability to make investments subject to certain thresholds and other important exceptions. As of September 30, 2014, the Company and its restricted subsidiaries were within the limit of capital expenditures and other investments for the calendar year 2014.

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

MGM China credit facility. At September 30, 2014, the MGM China credit facility consisted of approximately $550 million of term loans and an approximately $1.45 billion revolving credit facility due October 2017. The credit facility is subject to scheduled amortization payments beginning in 2016. The outstanding balance at September 30, 2014 was comprised solely of term loans. The interest rate on the facility fluctuates annually based on HIBOR plus a margin, which ranges between 1.75% and 2.50%, based on MGM China’s leverage ratio. The margin was 1.75% at September 30, 2014. MGM China is a joint and several co-borrower with MGM Grand Paradise. The MGM China credit facility is secured by MGM Grand Paradise’s interest in the Cotai land use right, and MGM China, MGM Grand Paradise and their guarantor subsidiaries have granted a security interest in substantially all of their assets to secure the facility. The material subsidiaries of MGM China guarantee the facility. The credit facility will be used for general corporate purposes and for the development of MGM Cotai.

The MGM China credit facility agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, which impose restrictions on, among other things, the ability of MGM China and its subsidiaries to make investments, pay dividends and sell assets, and to incur additional debt and additional liens. MGM China is also required to maintain compliance with a maximum consolidated total leverage ratio of 4.50 to 1.00 prior to the first anniversary of the MGM Cotai opening date and 4.00 to 1.00 thereafter, in addition to a minimum interest coverage ratio of 2.50 to 1.00. MGM China was in compliance with its credit facility covenants at September 30, 2014.

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

Fair value of long-term debt. The estimated fair value of the Company’s long-term debt at September 30, 2014 was $13.9 billion. At December 31, 2013, the estimated fair value of the Company’s long-term debt was $14.9 billion. Fair value was estimated using quoted market prices for the Company’s senior notes and senior credit facility. Carrying value of the MGM Grand Paradise credit facility approximates fair value.

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

Further, CityCenter and Perini have entered a settlement agreement which resolves most but not all of the components of Perini’s non-Harmon-related lien claim against CityCenter. The settlement established a stipulated value for Perini’s mechanic’s lien, which amount will not be paid until resolution of CityCenter’s damages claim for the Harmon and will be offset against any judgment CityCenter obtains against Perini for damages relating to construction of the Harmon. Pursuant to the parties’ stipulation, on February 24, 2014, Perini filed a revised lien for $174 million as the amount claimed by Perini and the remaining Harmon-related subcontractors. Discovery has been completed. Trial of the remainder of Perini’s lien claim, the remaining subcontractors’ claims against CityCenter, and CityCenter’s counterclaims against Perini and certain subcontractors for defective work at the Harmon commenced October 28, 2014.

The CityCenter Owners and the other defendants will continue to vigorously assert and protect their interests in the Perini lawsuit. The Company believes it is probable that the CityCenter Owners and the other defendants will be liable for $172 million in connection with the non-Harmon settlement agreement and remaining claims in this lawsuit. Amounts determined to be owed would be funded in part under the Company’s completion guarantee which is discussed below. The Company does not believe it is reasonably possible it will be liable for any material amount in excess of its estimate of its probable liability. The Company’s estimate of its probable liability does not include any offset for amounts that may be recovered on its counterclaims against Perini and certain subcontractors for defective work at the Harmon.

Please see below for further discussion on the Company’s completion guarantee obligation which may be impacted by the outcome of the above litigation and CityCenter’s extra-judicial settlement process.

CityCenter completion guarantee. In October 2013, the Company entered into a third amended and restated completion and cost overrun guarantee, which is collateralized by substantially all of the assets of Circus Circus Las Vegas, as well as certain land adjacent to that property. The terms of the amended and restated completion guarantee provide CityCenter the ability to utilize up to $72 million of net residential proceeds to fund construction costs, or to reimburse the Company for construction costs previously expended. As of September 30, 2014, CityCenter is holding approximately $72 million in a separate bank account representing the remaining condo proceeds available to fund completion guarantee obligations or be reimbursed to the Company. In accordance with the amended and restated completion guarantee such amounts may only be used to fund construction lien obligations or to reimburse the Company once the Perini litigation is settled.

As of September 30, 2014, the Company has funded $734 million under the completion guarantee and has accrued a liability of $152 million, which includes estimated litigation costs related to the resolution of disputes with contractors concerning the final construction costs and estimated amounts to be paid to contractors in connection with the Perini litigation. The Company’s estimated obligation has been offset by the $72 million of condominium proceeds received and held in escrow by CityCenter, which are available to fund construction lien claims upon final resolution of the Perini litigation. Also, the Company’s accrual reflects certain estimated offsets to the amounts claimed by the contractors. The Company does not believe it is reasonably possible it could be liable for amounts in excess of what it has accrued related to the Perini Litigation claims. However, an insurer participating in the OCIP for the CityCenter construction project has initiated an arbitration against the Company in an attempt to recover certain costs it has allegedly incurred in connection with CityCenter’s claims against Perini and certain subcontractors for defective work at the Harmon. The Company disputes that such amounts are owed to the insurance company, but believes it is reasonably possible it may ultimately be found liable for some portion of the claim. There are significant factual and legal issues to be determined and resolved, including the amount of any damages to the insurer. Although the insurer recently asserted it is owed approximately $43 million to date pursuant to the disputed policy provisions, subject to certain contingencies that could reduce that amount, the parties have not made discovery exchanges, and the amount of damages to be sought by the insurer is indeterminate. Because of these factors, the Company does not currently have sufficient information to determine a range of reasonably possible liability. On October 21, 2014, the arbitration panel granted the insurer’s application under the policy contract for additional collateral pending the arbitration outcome, and issued an order that the Company post additional interim collateral of approximately $55 million no later than December 1, 2014, bringing the total collateral to approximately $88 million. The panel expressly reserved any ruling on the merits of the parties’ respective positions, and recognized that the Company may recover the costs of posting collateral if it ultimately prevails in the arbitration.

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

In December 2011, CityCenter resubmitted to the Building Division the plan of abatement action prepared by LVI which was first submitted on August 15, 2011, and met with the Building Division about the requirements necessary to obtain demolition permits and approvals. As discussed above, the timing of the demolition of the Harmon was subject to rulings in the Perini litigation.

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

In May 2013, CityCenter completed additional Phase 4 destructive testing of 468 structural elements at the Harmon, analysis of which data confirmed the existence of a wide variety of construction defects throughout the Harmon tower. In his June 2013 expert report CityCenter’s structural engineer opined that the additional test results and extrapolation thereof to untested portions of the building show that after a service-level earthquake (typically defined as an earthquake with a 50% chance of occurring in 30 years), the Harmon can be expected to sustain extensive damage and failure of many structural elements, and in a large earthquake, such as a building code-level earthquake, critical elements of the Harmon are likely to fail and lead to a partial or complete collapse of the tower. In April 2013, Perini’s structural engineering expert John A. Martin & Associates (“JAMA”) had sent a letter to the Building Division which declared in part that JAMA no longer believes that the Harmon Tower can be repaired to a code compliant structure, which condition JAMA attributed to CityCenter’s building testing. On July 18, 2013 CityCenter filed a renewed motion with the district court for permission to demolish the Harmon. On August 23, 2013, the court granted CityCenter’s motion, and CityCenter commenced planning for demolition of the building. On January 31, 2014, the court revoked its prior authorization of demolition of the Harmon, without prejudice to renewal of the application, on the grounds that CityCenter’s non-party builder’s risk insurer requested further testing in the building. That request for further testing was withdrawn pursuant to the insurer’s settlement of CityCenter’s Harmon 2008 policy claim. On April 22, 2014 the court granted CityCenter’s renewed application for permission to demolish the Harmon. The Clark County Building Department issued the necessary permits required for demolition of this building. CityCenter is in the process of a controlled deconstruction of the Harmon structure in accordance with the standards set by its expert consultants and the Clark County Building Department.

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

Cotai land concession contract. MGM Grand Paradise’s land concession contract for an approximate 17.8 acre site in Cotai, Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual payments. As of September 30, 2014, MGM China had paid $100 million of the contract premium, including interest due on the semi-annual payments, and the amount paid is recorded within “Other long-term assets, net”. Including interest on the five remaining semi-annual payments, MGM China has $73 million remaining payable for the land concession contract. Under the terms of the land concession contract, MGM Grand Paradise is required to complete the development of the land by January 2018.

Las Vegas Arena. In conjunction with the LVAC’s senior secured credit facility, the Company and AEG each entered joint and several unlimited completion guarantees for the project, as well as a repayment guarantee for the term loan B. Additionally, in conjunction with the senior secured credit facility, the Company and AEG have pledged to contribute a total of $175 million for construction, of which $37 million has been contributed as of September 30, 2014.

Other guarantees. The Company is party to various guarantee contracts in the normal course of business, which are generally supported by letters of credit issued by financial institutions. The Company’s senior credit facility limits the amount of letters of credit that can be issued to $500 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At September 30, 2014, the Company had provided $35 million of letters of credit. The Company expects to post an additional letter of credit of $55 million by December 1, 2014 to comply with an arbitration order for interim collateral related to the CityCenter project OCIP discussed above under “CityCenter completion guarantee.” MGM China’s senior credit facility limits the amount of letters of credit that can be issued to $100 million, and the amount of available borrowings under the senior credit facility is reduced by any outstanding letters of credit. At September 30, 2014, MGM China had provided $39 million of letters of credit under its credit facility.

In connection with the development of MGM Springfield as discussed in Note 1, the Company will be required to either deposit 10% of the total investment proposed in the license application into an interest-bearing account, or secure a deposit bond insuring that 10% of the proposed capital investment shall be forfeited to the Commonwealth of Massachusetts if the Company’s subsidiary is unable to complete the gaming establishment.  As a result, the Company expects to obtain a surety bond for approximately $52 million during the fourth quarter of 2014 naming the Commonwealth of Massachusetts as beneficiary.

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

NOTE 7 — INCOME (LOSS) PER SHARE OF COMMON STOCK

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted income (loss) per share consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In thousands)
Numerator:
Net income (loss) attributable to MGM Resorts International - basic	$(20,270)	$(22,313)	$192,390	$(114,929)
Potentially dilutive effect due to MGM China share option plan	(86)	(31)	(299)	(25)
Net income (loss) attributable to MGM Resorts International - diluted	$(20,356)	$(22,344)	$192,091	$(114,954)
Denominator:
Weighted-average common shares outstanding - basic	490,914	489,672	490,746	489,484
Potential dilution from share-based awards	—	—	6,482	—
Weighted-average common and common equivalent shares - diluted	490,914	489,672	497,228	489,484
Antidilutive share-based awards excluded from the calculation of diluted earnings per share	16,506	17,454	2,551	17,454

The $300 million 4.25% senior convertible notes issued in June 2011 and the $1.15 billion 4.25% senior convertible notes issued in April 2010 were excluded from the three and nine months ended September 30, 2014 and 2013 calculation of diluted earnings per share as their effect would be antidilutive.

NOTE 8 — STOCKHOLDERS’ EQUITY

MGM China dividends. MGM China paid a $137 million interim dividend in September 2014, of which $70 million remained within the consolidated entity and $67 million was distributed to noncontrolling interests, a $127 million final dividend in June 2014, of which $65 million remained within the consolidated entity and $62 million was distributed to noncontrolling interests, and a $499 million special dividend in March 2014, of which $254 million remained within the consolidated entity and $245 million was distributed to noncontrolling interests.

MGM China paid a $113 million interim dividend in September 2013, of which $58 million remained within the consolidated entity and $55 million was distributed to noncontrolling interests, and a $500 million special dividend in March 2013, of which $255 million remained within the consolidated entity and $245 million was distributed to noncontrolling interests.

Supplemental equity information. The following table presents the Company’s changes in stockholders’ equity for the nine months ended September 30, 2014:

	MGM Resorts
	International		Total
	Stockholders'	Noncontrolling	Stockholders'
	Equity	Interests	Equity

	(In thousands)
Balances, January 1, 2014	$4,216,051	$3,644,444	$7,860,495
Net income	192,390	222,260	414,650
Foreign currency translation adjustment	(5,365)	(5,038)	(10,403)
Other comprehensive income from unconsolidated affiliate, net	1,250	—	1,250
Stock-based compensation	24,383	2,977	27,360
Change in excess tax benefit from stock-based compensation	(9,534)	—	(9,534)
Issuance of MGM Resorts International common stock pursuant to stock-based compensation awards	(5,183)	—	(5,183)
Cash distributions to noncontrolling interest owners	—	(386,224)	(386,224)
Issuance of performance share units	7,529	—	7,529
Other	(665)	(639)	(1,304)
Balances, September 30, 2014	$4,420,856	$3,477,780	$7,898,636

Accumulated other comprehensive income (loss). Changes in accumulated other comprehensive income (loss) by component are as follows:

	Foreign
	Currency
	Translation	Other
	Adjustment	Adjustments	Total

	(In thousands)
Balances, January 1, 2014	$13,082	$(579)	$12,503
Current period other comprehensive income (loss)	(5,365)	1,250	(4,115)
Balances, September 30, 2014	$7,717	$671	$8,388

NOTE 9 — STOCK-BASED COMPENSATION

2005 Omnibus Incentive Plan. As of September 30, 2014, the Company had an aggregate of 26 million shares of common stock available for grant as share-based awards under the Company’s omnibus incentive plan (“Omnibus Plan”). A summary of activity under the Company’s share-based payment plans for the nine months ended September 30, 2014 is presented below:

Stock options and stock appreciation rights (“SARs”)

	Units	Weighted Average
	(000’s)	Exercise Price

Outstanding at January 1, 2014	16,074	$15.22
Granted	75	25.43
Exercised	(1,585)	15.05
Forfeited or expired	(397)	51.50
Outstanding at September 30, 2014	14,167	14.12
Exercisable at September 30, 2014	8,878	14.57

Restricted stock units (“RSUs”) and performance share units (“PSUs”)

	RSUs		PSUs
		Weighted		Weighted	Weighted
		Average		Average	Average
	Units	Grant-Date	Units	Grant-Date	Target
	(000’s)	Fair Value	(000’s)	Fair Value	Price

Nonvested at January 1, 2014	1,339	$13.85	1,055	$13.91	$16.95
Granted	60	25.54	—	—	—
Vested	(97)	14.47	—	—	—
Forfeited	(18)	12.80	—	—	—
Nonvested at September 30, 2014	1,284	14.37	1,055	13.91	16.95

The vested RSUs amount in the table above includes approximately 44,000 vested shares deferred by certain members of the Company’s Board of Directors.  Deferred RSUs release upon termination from the Board of Directors. Approximately 90,000 deferred RSUs were outstanding at September 30, 2014. The Company grants PSUs for the portion of any calculated bonus for a Section 16 officer of the Company that is in excess of such officer’s base salary (the “Bonus PSU Policy”). Awards granted under the Bonus PSU Policy have the same terms as PSUs granted under the Omnibus Plan with the exception that as of the grant date the awards will not be subject to forfeiture in the event of the officer’s termination. In March 2014, the Company granted 265,122 PSUs pursuant to the Bonus PSU Policy with a target price of $31.72. Such awards are excluded from the table above.

MGM China Share Option Plan. As of September 30, 2014, MGM China had an aggregate of 340 million shares of stock available for grant as share-based awards under the MGM China share option plan (“MGM China Plan”). A summary of activity under the MGM China Plan for the nine months ended September 30, 2014 is presented below:

Stock options

	Units	Weighted Average
	(000’s)	Exercise Price

Outstanding at January 1, 2014	16,916	$2.06
Granted	18,770	3.48
Exercised	(923)	1.98
Forfeited or expired	(440)	2.52
Outstanding at September 30, 2014	34,323	2.83
Exercisable at September 30, 2014	10,080	1.99

Recognition of compensation cost. Compensation cost for both the Omnibus Plan and MGM China Plan was recognized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In thousands)
Compensation cost:
Omnibus Plan	$7,588	$6,208	$21,285	$19,976
MGM China Plan	2,638	1,412	6,075	4,778
Total compensation cost	10,226	7,620	27,360	24,754
Less: Reimbursed costs and other	(275)	(241)	(809)	(820)
Compensation cost recognized as expense	9,951	7,379	26,551	23,934
Less: Related tax benefit	(2,517)	—	(7,043)	—
Compensation expense, net of tax benefit	$7,434	$7,379	$19,508	$23,934

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

NOTE 10 — PROPERTY TRANSACTIONS, NET

Property transactions, net includes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In thousands)
Land impairment charge	$—	$20,354	$—	$20,354
Corporate buildings impairment charge	—	—	—	44,510
Grand Victoria investment impairment charge	—	—	28,789	36,607
Other property transactions, net	6,794	5,773	11,733	21,278
	$6,794	$26,127	$40,522	$122,749

See Note 4 for discussion of the Grand Victoria investment impairment charges in 2014 and 2013. During the second quarter of 2013, the Company recorded an impairment charge of $45 million related to corporate buildings which were removed from service in connection with the Las Vegas Arena project, of which the Company owns 50%, that is located on the land previously occupied by these buildings.  During the third quarter of 2013, the Company recorded an impairment charge of $20 million related to land holdings in Jean, Nevada and Sloan, Nevada.  Other property transactions, net for the three and nine months ended September 30, 2014 and 2013 includes miscellaneous asset disposals, demolition costs and write-downs.

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

The Company’s management utilizes Adjusted Property EBITDA as the primary profit measure for its reportable segments. Adjusted Property EBITDA is a measure defined as Adjusted EBITDA before corporate expense and stock compensation expense related to the Omnibus Plan, which are not allocated to the reportable segments. MGM China recognizes stock compensation expense related to the MGM China Plan which is included in the calculation of Adjusted EBITDA for MGM China. Adjusted EBITDA is a measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening and start-up expenses and property transactions, net.

The following tables present the Company’s segment information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In thousands)
Net Revenues
Wholly owned domestic resorts	$1,578,136	$1,548,113	$4,787,640	$4,573,297
MGM China	794,265	808,471	2,563,641	2,391,177
Reportable segment net revenues	2,372,401	2,356,584	7,351,281	6,964,474
Corporate and other	112,606	106,453	345,157	331,976
	$2,485,007	$2,463,037	$7,696,438	$7,296,450
Adjusted EBITDA
Wholly owned domestic resorts	$327,978	$350,060	$1,145,222	$1,086,700
MGM China	213,796	190,772	665,009	576,042
Reportable segment Adjusted Property EBITDA	541,774	540,832	1,810,231	1,662,742
Corporate and other	(35,872)	(35,947)	(73,545)	(81,164)
	505,902	504,885	1,736,686	1,581,578
Other operating expense
Preopening and start-up expenses	(10,233)	(4,279)	(25,628)	(9,931)
Property transactions, net	(6,794)	(26,127)	(40,522)	(122,749)
Depreciation and amortization	(202,386)	(211,682)	(613,111)	(641,751)
Operating income	286,489	262,797	1,057,425	807,147
Non-operating income (expense)
Interest expense, net of amounts capitalized	(202,835)	(208,939)	(616,158)	(648,886)
Non-operating items from unconsolidated affiliates	(22,810)	(34,439)	(69,021)	(115,452)
Other, net	(254)	(676)	(1,997)	(6,909)
	(225,899)	(244,054)	(687,176)	(771,247)
Income before income taxes	60,590	18,743	370,249	35,900
Benefit (provision) for income taxes	(10,208)	14,428	44,401	(16,933)
Net income	50,382	33,171	414,650	18,967
Less: Net income attributable to noncontrolling interests	(70,652)	(55,484)	(222,260)	(133,896)
Net income (loss) attributable to MGM Resorts International	$(20,270)	$(22,313)	$192,390	$(114,929)

NOTE 12 — RELATED PARTY TRANSACTIONS

MGM China. MGM Branding and Development Holdings, Ltd. (together with its subsidiary MGM Development Services, Ltd., “MGM Branding and Development”), an entity included in the Company’s consolidated financial statements in which Ms. Pansy Ho indirectly holds a noncontrolling interest, entered into a brand license agreement with MGM China. MGM China pays a license fee to MGM Branding and Development equal to 1.75% of MGM China’s consolidated net revenue, subject to an annual cap of $43 million in 2014 with a 20% increase per annum during the agreement term. During the three and nine months ended September 30, 2014, MGM China incurred total license fees of $12 million and $43 million, respectively. During the three and nine months ended September 30, 2013, MGM China incurred total license fees of $8 million and $36 million, respectively. Such amounts have been eliminated in consolidation.

MGM China entered into a development services agreement with MGM Branding and Development to provide certain development services to MGM China in connection with future expansion of existing projects and development of future resort gaming projects. Such services are subject to a development fee which is calculated separately for each resort casino property upon commencement of development. For each such property, the fee is 2.625% of project costs, to be paid in installments as certain benchmarks are achieved. Project costs are the total costs incurred for the design, development and construction of the casino, casino hotel, integrated resort and other related sites associated with each project, including costs of construction, fixtures and fittings, signage, gaming and other supplies and equipment and all costs associated with the opening of the business to be conducted at each project but excluding the cost of land and gaming concessions and financing costs. The development fee for MGM Cotai is subject to a cap of $24 million in 2014, which will increase by 10% per annum for each year during the term of the agreement. During the nine months ended September 30, 2013, MGM China incurred $15 million of fees to MGM Branding and Development related to development services. Such amounts have been eliminated in consolidation. No fee was incurred during the nine months ended September 30, 2014.

An entity owned by Ms. Pansy Ho received distributions of $4 million and $12 million during the three and nine months ended September 30, 2014, respectively, in connection with the ownership of a noncontrolling interest in MGM Branding and Development. The entity received distributions of $4 million and $18 million in the three and nine months ended September 30, 2013, respectively.

NOTE 13 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s domestic subsidiaries, excluding certain minor subsidiaries, its domestic insurance subsidiaries, MGM Grand Detroit, LLC, MGM National Harbor, LLC and MGM Springfield, LLC, have fully and unconditionally guaranteed, on a joint and several basis, payment of the senior credit facility and the outstanding debt securities. The Company’s international subsidiaries, including MGM China, are not guarantors of such indebtedness. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of September 30, 2014 and December 31, 2013, and for the three and nine months ended September 30, 2014 and 2013, are presented below. Within the Condensed Consolidating Statements of Cash Flows for the period ending September 30, 2014, the Company has presented net changes in intercompany accounts as investing activities if the applicable entities have a net asset in intercompany accounts, and as a financing activity if the applicable entities have a net intercompany liability balance.

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated

	(In thousands)
Current assets	$399,255	$808,647	$783,707	$(552)	$1,991,057
Property and equipment, net	—	12,460,870	1,804,805	(11,972)	14,253,703
Investments in subsidiaries	20,254,258	3,829,397	—	(24,083,655)	—
Investments in and advances to unconsolidated affiliates	—	1,522,417	7,936	25,000	1,555,353
Intercompany accounts	—	2,135,326	—	(2,135,326)	—
Other non-current assets	150,557	414,084	7,083,732	—	7,648,373
	$20,804,070	$21,170,741	$9,680,180	$(26,206,505)	$25,448,486
Current liabilities	$1,571,453	$989,706	$808,707	$(552)	$3,369,314
Intercompany accounts	2,026,562	—	108,764	(2,135,326)	—
Deferred income taxes	2,029,869	—	309,302	—	2,339,171
Long-term debt	10,718,095	4,836	1,000,724	—	11,723,655
Other long-term obligations	37,235	55,244	25,231	—	117,710
Total liabilities	16,383,214	1,049,786	2,252,728	(2,135,878)	17,549,850
MGM Resorts stockholders' equity	4,420,856	20,120,955	3,949,672	(24,070,627)	4,420,856
Noncontrolling interests	—	—	3,477,780	—	3,477,780
Total stockholders' equity	4,420,856	20,120,955	7,427,452	(24,070,627)	7,898,636
	$20,804,070	$21,170,741	$9,680,180	$(26,206,505)	$25,448,486

	At December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated

	(In thousands)
Current assets	$494,296	$903,537	$1,322,170	$(564)	$2,719,439
Property and equipment, net	—	12,552,828	1,514,356	(11,972)	14,055,212
Investments in subsidiaries	19,991,695	4,037,168	—	(24,028,863)	—
Investments in and advances to unconsolidated affiliates	—	1,461,496	7,765	—	1,469,261
Other non-current assets	167,552	422,259	7,250,887	—	7,840,698
	$20,653,543	$19,377,288	$10,095,178	$(24,041,399)	$26,084,610
Current liabilities	$340,343	$959,118	$941,431	$(25,564)	$2,215,328
Intercompany accounts	1,446,952	(1,470,305)	23,353	—	—
Deferred income taxes	2,110,229	—	309,738	—	2,419,967
Long-term debt	12,441,112	4,836	1,001,282	—	13,447,230
Other long-term obligations	98,856	41,758	976	—	141,590
Total liabilities	16,437,492	(464,593)	2,276,780	(25,564)	18,224,115
MGM Resorts stockholders' equity	4,216,051	19,841,881	4,173,954	(24,015,835)	4,216,051
Noncontrolling interests	—	—	3,644,444	—	3,644,444
Total stockholders' equity	4,216,051	19,841,881	7,818,398	(24,015,835)	7,860,495
	$20,653,543	$19,377,288	$10,095,178	$(24,041,399)	$26,084,610

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated

	(In thousands)
Net revenues	$—	$1,563,598	$922,000	$(591)	$2,485,007
Equity in subsidiaries' earnings	188,090	82,071	—	(270,161)	—
Expenses
Casino and hotel operations	1,311	985,981	606,357	(591)	1,593,058
General and administrative	1,183	289,167	57,137	—	347,487
Corporate expense	17,984	39,086	4,493	—	61,563
Preopening and start-up expenses	—	614	9,619	—	10,233
Property transactions, net	—	4,332	2,462	—	6,794
Depreciation and amortization	—	124,323	78,063	—	202,386
	20,478	1,443,503	758,131	(591)	2,221,521
Income from unconsolidated affiliates	—	22,950	53	—	23,003
Operating income (loss)	167,612	225,116	163,922	(270,161)	286,489
Interest expense, net of amounts capitalized	(195,659)	(136)	(7,040)	—	(202,835)
Other, net	13,843	(22,253)	(14,654)	—	(23,064)
Income (loss) before income taxes	(14,204)	202,727	142,228	(270,161)	60,590
Benefit (provision) for income taxes	(6,066)	(4,694)	552	—	(10,208)
Net income (loss)	(20,270)	198,033	142,780	(270,161)	50,382
Less: Net income attributable to noncontrolling interests	—	—	(70,652)	—	(70,652)
Net income (loss) attributable to MGM Resorts International	$(20,270)	$198,033	$72,128	$(270,161)	$(20,270)
Net income (loss)	$(20,270)	$198,033	$142,780	$(270,161)	$50,382
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6,847)	(6,847)	(13,505)	13,694	(13,505)
Other comprehensive income (loss)	(6,847)	(6,847)	(13,505)	13,694	(13,505)
Comprehensive income (loss)	(27,117)	191,186	129,275	(256,467)	36,877
Less: Comprehensive income attributable to noncontrolling interests	—	—	(63,994)	—	(63,994)
Comprehensive income (loss) attributable to MGM Resorts International	$(27,117)	$191,186	$65,281	$(256,467)	$(27,117)

	Nine Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated

	(In thousands)
Net revenues	$—	$4,737,229	$2,961,014	$(1,805)	$7,696,438
Equity in subsidiaries' earnings	744,544	260,886	—	(1,005,430)	—
Expenses
Casino and hotel operations	3,864	2,879,883	1,980,203	(1,805)	4,862,145
General and administrative	3,429	822,147	168,641	—	994,217
Corporate expense	51,447	108,870	9,036	—	169,353
Preopening and start-up expenses	—	3,620	22,008	—	25,628
Property transactions, net	—	37,870	2,652	—	40,522
Depreciation and amortization	—	376,251	236,860	—	613,111
	58,740	4,228,641	2,419,400	(1,805)	6,704,976
Income from unconsolidated affiliates	—	65,719	244	—	65,963
Operating income (loss)	685,804	835,193	541,858	(1,005,430)	1,057,425
Interest expense, net of amounts capitalized	(592,771)	(360)	(23,027)	—	(616,158)
Other, net	48,792	(68,616)	(51,194)	—	(71,018)
Income (loss) before income taxes	141,825	766,217	467,637	(1,005,430)	370,249
Benefit (provision) for income taxes	50,565	(5,161)	(1,003)	—	44,401
Net income (loss)	192,390	761,056	466,634	(1,005,430)	414,650
Less: Net income attributable to noncontrolling interests	—	—	(222,260)	—	(222,260)
Net income (loss) attributable to MGM Resorts International	$192,390	$761,056	$244,374	$(1,005,430)	$192,390
Net income (loss)	$192,390	$761,056	$466,634	$(1,005,430)	$414,650
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(5,365)	(5,365)	(10,403)	10,730	(10,403)
Other	1,250	1,250	—	(1,250)	1,250
Other comprehensive income (loss)	(4,115)	(4,115)	(10,403)	9,480	(9,153)
Comprehensive income (loss)	188,275	756,941	456,231	(995,950)	405,497
Less: Comprehensive income attributable to noncontrolling interests	—	—	(217,222)	—	(217,222)
Comprehensive income (loss) attributable to MGM Resorts International	$188,275	$756,941	$239,009	$(995,950)	$188,275

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated

Cash flows from operating activities	(In thousands)
Net cash provided by (used in) operating activities	$(542,357)	$939,191	$600,980	$25,000	$1,022,814
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(267,039)	(350,420)	—	(617,459)
Dispositions of property and equipment	—	143	394	—	537
Investments in and advances to unconsolidated affiliates	(18,700)	(26,746)	—	(25,000)	(70,446)
Distributions from unconsolidated affiliates in excess of earnings	—	999	—	—	999
Investments in treasury securities - maturities longer than 90 days	—	(123,133)	—	—	(123,133)
Proceeds from treasury securities - maturities longer than 90 days	—	210,300	—	—	210,300
Intercompany transactions	—	(665,021)	—	665,021	—
Other	—	8,149	—	—	8,149
Net cash provided by (used in) investing activities	(18,700)	(862,348)	(350,026)	640,021	(591,053)
Cash flows from financing activities
Net repayments under bank credit facilities - maturities of 90 days or less	(1,290,375)	—	(450,000)	—	(1,740,375)
Borrowings under bank credit facilities - maturities longer than 90 days	3,821,250	—	1,350,000	—	5,171,250
Repayments under bank credit facilities - maturities longer than 90 days	(2,551,875)	—	(900,000)	—	(3,451,875)
Retirement of senior notes	(508,900)	—	—	—	(508,900)
Intercompany accounts	1,113,239	(67,907)	(380,311)	(665,021)	—
Distributions to noncontrolling interest owners	—	—	(385,722)	—	(385,722)
Other	(2,326)	(860)	(271)	—	(3,457)
Net cash provided by (used in) financing activities	581,013	(68,767)	(766,304)	(665,021)	(919,079)
Effect of exchange rate on cash	—	—	(1,577)	—	(1,577)
Cash and cash equivalents
Net increase (decrease) for the period	19,956	8,076	(516,927)	—	(488,895)
Cash related to assets held for sale	—	(1,347)	—	—	(1,347)
Balance, beginning of period	378,660	237,457	1,187,552	—	1,803,669
Balance, end of period	$398,616	$244,186	$670,625	$—	$1,313,427

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME INFORMATION

	Three Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated

	(In thousands)
Net revenues	$—	$1,521,159	$942,315	$(437)	$2,463,037
Equity in subsidiaries' earnings	169,455	72,986	—	(242,441)	—
Expenses
Casino and hotel operations	1,337	934,853	644,324	(437)	1,580,077
General and administrative	1,028	278,538	63,281	—	342,847
Corporate expense	16,881	31,811	22,498	(17,000)	54,190
Preopening and start-up expenses	—	1,993	2,286	—	4,279
Property transactions, net	—	26,109	18	—	26,127
Depreciation and amortization	—	131,660	80,022	—	211,682
	19,246	1,404,964	812,429	(17,437)	2,219,202
Income from unconsolidated affiliates	—	19,013	(51)	—	18,962
Operating income (loss)	150,209	208,194	129,835	(225,441)	262,797
Interest expense, net of amounts capitalized	(198,362)	(510)	(10,067)	—	(208,939)
Other, net	10,310	(35,007)	(10,418)	—	(35,115)
Income (loss) before income taxes	(37,843)	172,677	109,350	(225,441)	18,743
Benefit (provision) for income taxes	15,530	(508)	(594)	—	14,428
Net income (loss)	(22,313)	172,169	108,756	(225,441)	33,171
Less: Net income attributable to noncontrolling interests	—	—	(55,484)	—	(55,484)
Net income (loss) attributable to MGM Resorts International	$(22,313)	$172,169	$53,272	$(225,441)	$(22,313)
Net income (loss)	$(22,313)	$172,169	$108,756	$(225,441)	$33,171
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	311	311	587	(622)	587
Other comprehensive income (loss)	311	311	587	(622)	587
Comprehensive income (loss)	(22,002)	172,480	109,343	(226,063)	33,758
Less: Comprehensive income attributable to noncontrolling interests	—	—	(55,760)	—	(55,760)
Comprehensive income (loss) attributable to MGM Resorts International	$(22,002)	$172,480	$53,583	$(226,063)	$(22,002)

	Nine Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated

	(In thousands)
Net revenues	$—	$4,498,816	$2,799,016	$(1,382)	$7,296,450
Equity in subsidiaries' earnings	464,512	181,568	—	(646,080)	—
Expenses
Casino and hotel operations	4,213	2,741,255	1,909,455	(1,382)	4,653,541
General and administrative	3,155	791,015	166,902	—	961,072
Corporate expense	46,335	89,925	33,918	(17,000)	153,178
Preopening and start-up expenses	—	3,013	6,918	—	9,931
Property transactions, net	—	122,384	365	—	122,749
Depreciation and amortization	—	395,378	246,373	—	641,751
	53,703	4,142,970	2,363,931	(18,382)	6,542,222
Income from unconsolidated affiliates	—	51,902	1,017	—	52,919
Operating income (loss)	410,809	589,316	436,102	(629,080)	807,147
Interest expense, net of amounts capitalized	(607,027)	(6,209)	(35,650)	—	(648,886)
Other, net	38,071	(116,929)	(43,503)	—	(122,361)
Income (loss) before income taxes	(158,147)	466,178	356,949	(629,080)	35,900
Benefit (provision) for income taxes	43,218	6,904	(67,055)	—	(16,933)
Net income (loss)	(114,929)	473,082	289,894	(629,080)	18,967
Less: Net income attributable to noncontrolling interests	—	—	(133,896)	—	(133,896)
Net income (loss) attributable to MGM Resorts International	$(114,929)	$473,082	$155,998	$(629,080)	$(114,929)
Net income (loss)	$(114,929)	$473,082	$289,894	$(629,080)	$18,967
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,799)	(2,799)	(5,638)	5,598	(5,638)
Other	115	115	—	(115)	115
Other comprehensive income (loss)	(2,684)	(2,684)	(5,638)	5,483	(5,523)
Comprehensive income (loss)	(117,613)	470,398	284,256	(623,597)	13,444
Less: Comprehensive income attributable to noncontrolling interests	—	—	(131,057)	—	(131,057)
Comprehensive income (loss) attributable to MGM Resorts International	$(117,613)	$470,398	$153,199	$(623,597)	$(117,613)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION

	Nine Months Ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated

Cash flows from operating activities	(In thousands)
Net cash provided by (used in) operating activities	$(618,561)	$868,219	$846,099	$—	$1,095,757
Cash flows from investing activities
Capital expenditures, net of construction payable	—	(187,116)	(192,457)	—	(379,573)
Dispositions of property and equipment	—	347	199	—	546
Investments in and advances to unconsolidated affiliates	(18,500)	(5,353)	—	—	(23,853)
Investments in treasury securities - maturities longer than 90 days	—	(174,446)	—	—	(174,446)
Proceeds from treasury securities - maturities longer than 90 days	—	204,394	—	—	204,394
Other	—	1,580	—	—	1,580
Net cash used in investing activities	(18,500)	(160,594)	(192,258)	—	(371,352)
Cash flows from financing activities
Net borrowings under bank credit facilities - maturities of 90 days or less	59,000	—	—	—	59,000
Borrowings under bank credit facilities - maturities longer than 90 days	2,343,000	—	450,000	—	2,793,000
Repayments under bank credit facilities - maturities longer than 90 days	(2,343,000)	—	(450,000)	—	(2,793,000)
Retirement of senior notes	(462,226)	(150,036)	—	—	(612,262)
Debt issuance costs	(17,061)	—	—	—	(17,061)
Intercompany accounts	886,519	(579,560)	(306,959)	—	—
Distributions to noncontrolling interest owners	—	—	(318,348)	—	(318,348)
Other	(2,111)	—	(1,100)	—	(3,211)
Net cash provided by (used in) financing activities	464,121	(729,596)	(626,407)	—	(891,882)
Effect of exchange rate on cash	—	—	(629)	—	(629)
Cash and cash equivalents
Net increase (decrease) for the period	(172,940)	(21,971)	26,805	—	(168,106)
Balance, beginning of period	254,385	226,242	1,062,882	—	1,543,509
Balance, end of period	$81,445	$204,271	$1,089,687	$—	$1,375,403

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2013, which were included in our Form 10-K, filed with the Securities and Exchange Commission on March 3, 2014. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. MGM Resorts International together with its subsidiaries may be referred to as “we,” “us” or “our.” MGM China Holdings Limited together with its subsidiaries is referred to as “MGM China.”

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

During the nine months ended September 30, 2014, visitor volume to Las Vegas increased 4% and the average daily Las Vegas Strip room rate increased 6% compared to the same period in the prior year, as reported by the Las Vegas Convention and Visitors Authority.  Non-casino revenues at our wholly owned domestic resorts in the third quarter of 2014 benefited from the increase in visitor volume and average daily rate; however, casino revenues were negatively affected by a decrease in table games hold percentage compared to the prior year third quarter.   We expect long-term trends in our results of operations to continue to benefit from an increase in casino and hotel revenues as general economic conditions continue to improve.

In Macau, results of operations were negatively affected by a decrease in VIP gaming revenues in the third quarter of 2014 partly due to macroeconomic factors in mainland China. Despite continued concerns about the sustainability of economic growth in China, we expect the Macau market to continue to grow as a result of a large and growing Asian middle class and infrastructure improvements expected to facilitate more convenient travel to and within Macau. According to statistics published by the Statistics Census Service of the Macau government, visitor arrivals were 24 million for the nine months ended September 30, 2014, a 7% increase compared to the prior year period. Gross casino revenues for the Macau market increased 6% for the nine months ended September 30, 2014, compared to the prior year period, with increases in main floor volumes.

Our results of operations are affected by decisions we make related to our capital allocation, our access to capital and our cost of capital. While we continue to be focused on improving our financial position, we are also dedicated to capitalizing on development opportunities. In Macau, we plan to spend approximately $2.9 billion, excluding development fees eliminated in consolidation, capitalized interest and land related costs, to develop a resort and casino featuring up to 1,600 hotel rooms, 500 gaming tables and 2,500 slots, built on an approximately 17.8 acre site in Cotai, Macau (“MGM Cotai”). MGM Cotai is anticipated to open in the fall of 2016.

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

On June 13, 2014, the Massachusetts Gaming Commission (the “MGC”) agreed to award our subsidiary developing MGM Springfield the Category One casino license in Region B, Western Massachusetts, one of three licensing regions designated by legislation. On June 24, 2014, the Massachusetts Supreme Judicial Court ruled that a proposed ballot initiative seeking to prohibit local casinos, slot parlors and other wagering in Massachusetts was constitutional and thereby allowed the ballot initiative to appear on the November 4, 2014 ballot. The ballot initiative ultimately failed during the November 2014 general elections. Therefore, the state’s expanded gaming law has been preserved and development of MGM Springfield will proceed as previously planned.  Final award payment of licensing fees and other costs is expected to be made to the MGC during the fourth quarter of 2014.

MGM Springfield will be developed on 14.5 acres of land between Union and State streets, and Columbus Avenue and Main Street in Springfield, Massachusetts. We currently expect the cost to develop and construct MGM Springfield to be approximately $760 million, excluding capitalized interest and land related costs. We expect the resort will include a casino with approximately 3,000 slots and 75 table games, a poker room and high limit VIP gambling area, 250 hotel rooms, 55,000 square feet of retail and restaurant space that will accommodate 15 shops and restaurants, and a multi-level parking garage. Construction of MGM Springfield is expected to be completed in 2017.

In 2013, we entered into an agreement with a subsidiary of Anschutz Entertainment Group, Inc. (“AEG”) (a leader in sports, entertainment, and promotions) to design, construct, and operate the Las Vegas Arena, which will be located on a parcel of our land between Frank Sinatra Drive and New York-New York, adjacent to the Las Vegas Strip. We and AEG each own 50% of Las Vegas Arena Company (“LVAC”), the developer of the arena. The Las Vegas Arena is anticipated to seat between 18,000 – 20,000 people and is currently scheduled to be completed in the first half of 2016. Such development is estimated to cost approximately $350 million, excluding capitalized interest and land related costs. In September 2014, a wholly owned subsidiary of LVAC entered into a $200 million senior secured credit facility to finance construction of the Las Vegas Arena.

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

Borgata. We own 50% of Borgata Hotel Casino & Spa (“Borgata”) located on Renaissance Pointe in the Marina area of Atlantic City, New Jersey. Boyd Gaming Corporation owns the other 50% of Borgata and also operates the resort. In September 2014, the New Jersey Casino Control Commission (“CCC”) approved our request for licensure in the State of New Jersey. Our request for licensure was submitted pursuant to our amended settlement agreement with the New Jersey Division of Gaming Enforcement.  Prior to receiving the approval, our Borgata interest was held in trust and the sale of our interest was mandated within a defined divestiture period pursuant to the amended settlement agreement.  In connection with the approval of our request for licensure, the CCC agreed to terminate the amended settlement agreement and dissolve and terminate the divestiture trust.  See Note 4 to the accompanying consolidated financial statements for further discussion.

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

We seek to leverage our management expertise and well-recognized brands through domestic and international expansion opportunities. We have entered into management agreements for non-gaming hotels, resorts and residential products in the Middle East, North Africa, India and the United States. In 2014, we and the Hakkasan Group formed MGM Hakkasan Hospitality (“MGM Hakkasan”), owned 50% by each member, to design, develop and manage luxury non-gaming hotels, resorts and residences under certain brands licensed from us and the Hakkasan Group. In October 2014, we contributed all of the management agreements for non-gaming hotels, resorts and residential projects (outside of the greater China region) that are currently under development to MGM

Hakkasan. In addition, we will continue to develop and manage properties in the greater China region with Diaoyutai State Guesthouse, including the MGM Grand Sanya on Hainan Island, in the People’s Republic of China, which opened in 2012.

Results of Operations

The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2014 and 2013.

Summary Operating Results

The following table summarizes our operating results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In thousands)
Net revenues	$2,485,007	$2,463,037	$7,696,438	$7,296,450
Operating income	286,489	262,797	1,057,425	807,147

Consolidated net revenues for the three months ended September 30, 2014 increased 1% over the prior year period due to increases in non-casino revenues at our wholly owned domestic resorts. Consolidated net revenues for the nine months ended September 30, 2014 increased 5% over the prior year period as a result of an increase in casino revenues at MGM China and an increase at our wholly owned domestic resorts primarily related to non-casino revenues. See below for additional information related to segment revenues.

Consolidated operating income for the three months ended September 30, 2014 benefited from an increase in operating margin at MGM Macau, which was due to an increase in main floor gaming volume and table games hold percentage during the quarter, as well as decreases in depreciation and amortization expense and property transactions, net. Depreciation and amortization expense decreased primarily as a result of assets that had become fully depreciated at our wholly owned domestic resorts in 2013.  Property transactions, net for the third quarter of 2013 include an impairment charge of $20 million related to land holdings in Jean and Sloan, Nevada.  General and administrative expense increased compared to the prior year quarter primarily as a result of an increase in payroll and related costs.

Consolidated operating income for the nine months ended September 30, 2014 benefited from increases in revenues at MGM Macau and non-casino revenues at our wholly owned domestic resorts, as well as decreases in depreciation and amortization expense and property transactions, net.  Depreciation and amortization expense decreased compared to the prior year period due to assets that had become fully depreciated at our wholly owned domestic resorts during 2013, as well as assets that became fully depreciated at MGM China in the fourth quarter of 2013. Property transactions, net for the nine months ended September 30, 2014 include a $29 million impairment charge related to our investment in Grand Victoria.  In addition to the impairment charge noted above for the third quarter of 2013, we recognized impairment charges of $37 million related to our investment in Grand Victoria and $45 million related to certain corporate buildings which were removed from service in connection with the Las Vegas Arena project in the second quarter of 2013.  General and administrative expense increased in the year to date period due primarily to an increase in payroll and related costs and utilities.

During the three and nine months ended September 30, 2014, corporate expense increased 14% and 11%, respectively, compared to the same periods in the prior year, due primarily to an increase in payroll costs and professional fees.

Operating Results – Detailed Segment Information

The following table presents a detail by segment of consolidated net revenue and Adjusted EBITDA. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See “Non-GAAP Measures” for additional information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In thousands)
Net Revenues
Wholly owned domestic resorts	$1,578,136	$1,548,113	$4,787,640	$4,573,297
MGM China	794,265	808,471	2,563,641	2,391,177
Reportable segment net revenues	2,372,401	2,356,584	7,351,281	6,964,474
Corporate and other	112,606	106,453	345,157	331,976
	$2,485,007	$2,463,037	$7,696,438	$7,296,450
Adjusted EBITDA
Wholly owned domestic resorts	$327,978	$350,060	$1,145,222	$1,086,700
MGM China	213,796	190,772	665,009	576,042
Reportable segment Adjusted Property EBITDA	541,774	540,832	1,810,231	1,662,742
Corporate and other	(35,872)	(35,947)	(73,545)	(81,164)
	$505,902	$504,885	$1,736,686	$1,581,578

Wholly owned domestic resorts. The following table presents detailed net revenue at our wholly owned domestic resorts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In thousands)
Casino revenue, net
Table games	$202,819	$223,981	$661,853	$648,120
Slots	419,273	421,408	1,235,855	1,247,971
Other	14,649	16,053	47,210	47,027
Casino revenue, net	636,741	661,442	1,944,918	1,943,118
Non-casino revenue
Rooms	417,610	399,127	1,301,781	1,210,254
Food and beverage	375,072	345,237	1,126,688	1,057,685
Entertainment, retail and other	315,022	306,818	900,281	846,808
Non-casino revenue	1,107,704	1,051,182	3,328,750	3,114,747
	1,744,445	1,712,624	5,273,668	5,057,865
Less: Promotional allowances	(166,309)	(164,511)	(486,028)	(484,568)
	$1,578,136	$1,548,113	$4,787,640	$4,573,297

During the third quarter of 2014, casino revenue decreased 4% compared to the same period in 2013. Table games volume decreased 3% during the third quarter of 2014, and table games hold percentage was 19.8% for the current quarter compared to 21.5% in the prior year period. Slots revenue decreased slightly at our wholly owned domestic resorts compared to the prior year quarter, but increased 1% at our Las Vegas Strip resorts.

Casino revenue increased slightly for the nine months ended September 30, 2014 compared to the prior year, as table games hold percentage was 20.7% for the nine months ended September 30, 2014, compared to 20.6% for the prior year period, and total table games volume increased 2% compared to the prior year period. Slots revenue decreased 1% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Rooms revenue for the three months ended September 30, 2014 increased 5%, with a 6% increase in Las Vegas Strip REVPAR. Rooms revenue for the nine months ended September 30, 2014 increased 8%, with a 9% increase in Las Vegas Strip REVPAR. The following table shows key hotel statistics for our Las Vegas Strip resorts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Occupancy	95%	93%	94%	92%
Average Daily Rate (ADR)	$131	$127	$140	$131
Revenue per Available Room (REVPAR)	124	117	132	121

Food and beverage revenue for the three and nine months ended September 30, 2014 increased 9% and 7%, respectively, compared to the same periods in the prior year, due primarily to increased convention and banquet revenue and the opening of several new outlets. Entertainment revenue remained flat during the three months ended September 30, 2014, while it increased 10% for the nine months ended September 30, 2014, compared to the prior year period, as a result of the opening of the Michael Jackson ONE Cirque du Soleil production show at Mandalay Bay in June 2013, which replaced the Lion King production that closed in December 2011.

Adjusted Property EBITDA at our wholly owned domestic resorts decreased 6% during the three months ended September 30, 2014, primarily as a result of a decrease in casino revenues due to a decrease in table games volume and hold percentage, and an increase in payroll and related expenses, including health care costs and paid time off accruals. Adjusted Property EBITDA margin for the three months ended September 30, 2014 decreased by approximately 180 basis points to 20.8% from the prior year quarter. Adjusted Property EBITDA increased 5% during the nine months ended September 30, 2014, due primarily to an increase in non-casino revenue. Adjusted Property EBITDA margin for the nine months ended September 30, 2014 increased slightly to 23.9% compared to 23.8% for the same period in the prior year.

MGM China. The following table presents detailed net revenue for MGM China:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In thousands)
Casino revenue, net
VIP table games	$399,381	$490,105	$1,376,766	$1,464,342
Main floor table games	320,196	239,618	947,683	679,077
Slots	64,220	69,134	209,768	218,339
Casino revenue, net	783,797	798,857	2,534,217	2,361,758
Non-casino revenue	36,131	35,126	109,758	103,663
	819,928	833,983	2,643,975	2,465,421
Less: Promotional allowances	(25,663)	(25,512)	(80,334)	(74,244)
	$794,265	$808,471	$2,563,641	$2,391,177

For the quarter ended September 30, 2014, net revenue for MGM China decreased 2%, primarily as a result of a decrease in VIP table games revenue of 19%, which was substantially offset by a 34% increase in main floor table games revenue. VIP table games turnover decreased 19% and VIP table games hold percentage decreased to 2.7% in the current quarter from 2.8% in the prior year quarter. Main floor table games hold percentage increased to 28.0% in the current quarter from 24.0% in the prior year quarter, and main floor table games volume increased 15% in the current year quarter. Slots revenue decreased 7% due to a decrease in slots hold percentage to 4.7% in the current quarter from 5.3% in the prior year quarter, partially offset by a 5% increase in slots handle.

MGM China’s Adjusted EBITDA for the quarter ended September 30, 2014 was $214 million. Excluding branding fees of $12 million and $8 million for the quarters ended September 30, 2014 and 2013, respectively, Adjusted EBITDA increased 14% compared to the same period in the prior year. Adjusted EBITDA margin increased approximately 330 basis points to 26.9% in the current year quarter, and benefited from an increase in main floor table games revenues.

Net revenue for the nine months ended September 30, 2014 increased 7% compared to the same period in the prior year as a result of an increase in main floor table games revenue of 40%. Main floor table games volume increased 26% and hold percentage increased to 26.1% in the current year to date period from 23.5% in the same period in the prior year. VIP table games turnover decreased 6% compared to the prior year period, and VIP table games hold percentage was flat at 2.8%.

MGM China’s Adjusted EBITDA for the nine months ended September 30, 2014 was $665 million. Excluding branding fees of $43 million and $36 million for the nine months ended September 30, 2014 and 2013, respectively, Adjusted EBITDA increased 16% compared to the same period in the prior year. Adjusted EBITDA margin increased approximately 185 basis points to 25.9% in the current year period due to an increase in main floor table games revenues.

Corporate and other. Corporate and other revenue includes revenues from other corporate operations, management services and reimbursed costs revenue primarily related to our CityCenter management agreement. Corporate and other Adjusted EBITDA loss for the three months ended September 30, 2014 was flat compared to the prior year quarter, and decreased for the nine months ended September 30, 2014 compared to the prior year period. See below for additional discussion of our share of operating results from unconsolidated affiliates.

Operating Results — Details of Certain Charges

Property transactions, net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In thousands)
Land impairment charge	$—	$20,354	$—	$20,354
Corporate buildings impairment charge	—	—	—	44,510
Grand Victoria investment impairment charge	—	—	28,789	36,607
Other property transactions, net	6,794	5,773	11,733	21,278
	$6,794	$26,127	$40,522	$122,749

See Note 4 for discussion of the Grand Victoria investment impairment charges in 2014 and 2013. During the second quarter of 2013, we recorded an impairment charge of $45 million related to corporate buildings which were removed from service in connection with the Las Vegas Arena project, of which we will own 50%, that will be located on the land previously occupied by these buildings. During the third quarter of 2013, we recorded an impairment charge of $20 million related to land holdings in Jean, Nevada and Sloan, Nevada. Other property transactions, net for the three and nine months ended September 30, 2014 and 2013 includes miscellaneous asset disposals, demolition costs and write-downs.

Operating Results – Income (loss) from Unconsolidated Affiliates

The following table summarizes information related to our income (loss) from unconsolidated affiliates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In thousands)
CityCenter	$(6,719)	$(2,881)	$6,272	$9,675
Borgata	22,397	15,034	40,713	25,965
Other	7,325	6,809	18,978	17,279
	$23,003	$18,962	$65,963	$52,919

During September 2014, we resumed accounting for our Borgata investment under the equity method and have adjusted our prior period financial statements retroactively as required by generally accepted accounting principles.  See Note 4 in the accompanying consolidated financial statements for further discussion.

During the three months ended September 30, 2014, income from unconsolidated affiliates increased primarily as a result of an increase in our share of Borgata’s operating income, which increased primarily as a result of a reduction in real estate taxes compared to the prior year quarter. Our share of CityCenter’s operating loss, including certain basis difference adjustments, for the three months ended September 30, 2014 was $7 million. CityCenter’s operating loss for the three months ended September 30, 2014 was negatively affected by a decrease in residential sales compared to the prior year quarter, as well as increases in certain expenses including payroll related costs, general and administrative expense and casino bad debt expense. Aria’s table games volume decreased 2% and hold percentage decreased to 21.7% in the current year quarter from 22.5% in the prior year quarter. Non-casino revenues increased compared to the prior year quarter, with hotel revenue increasing as a result of an increase in REVPAR at Aria and Vdara of 10% and 12%, respectively.

During the nine months ended September 30, 2014, income from unconsolidated affiliates increased as a result of an increase in our share of Borgata’s operating income primarily as a result of a reduction in real estate taxes compared to the same period in the prior year. CityCenter’s operating income for the current year period was negatively affected by $23 million of property transactions compared to $15 million in the prior year period, a decrease in residential sales compared to the prior year and increases in certain expenses including payroll related costs, casino bad debt expense and outside services related to litigation fees.  Non-casino revenues increased for the nine months ended September 30, 2014 compared to the same period in the prior year, with hotel revenue at Aria and Vdara increasing as a result of an increase in REVPAR of 10% and 14%, respectively.

Non-operating Results

Interest expense

Interest expense decreased $6 million and $33 million for the three and nine months ended September 30, 2014 compared to the prior year periods, respectively, primarily as a result of a decrease in the average debt balance, as well as a reduction in interest rate due to the repricing of the term loan B in May 2013 that contributes to the year to date decrease. We had $6 million and $14 million of capitalized interest in the three and nine months ended September 30, 2014, respectively, primarily related to the MGM Cotai project.

Non-operating items from unconsolidated affiliates

Non-operating charges from unconsolidated affiliates decreased by $12 million and $46 million for the three and nine months ended September 30, 2014, respectively, related partly to a decrease in interest expense at CityCenter as a result of debt restructuring transactions that occurred in October 2013.  Furthermore, the year to date decrease was driven by a lower statutory interest recorded by CityCenter related to estimated amounts owed in connection with the CityCenter construction litigation.

Income taxes

We recorded income tax provision of $10 million and income tax benefit of $44 million for the three and nine months ended September 30, 2014, respectively, compared to income tax benefit of $14 million and income tax provision of $17 million for the three and nine months ended September 30, 2013, respectively.   The income tax provision recorded for the three months ended September 30, 2014 was negatively affected by changes to our annual effective tax rate primarily resulting from activity at CityCenter during the quarter.  The income tax benefit recorded for the nine months ended September 30, 2014 was favorably impacted by a $31 million benefit resulting from the settlement during the second quarter of our 2005-2009 IRS audits as well as assumptions made in our annual effective tax rate calculation regarding the realization of a portion of our foreign tax credit deferred tax asset in future years.  The provision recorded during the nine months ended September 30, 2013 was primarily the result of non-recurring taxation events recorded during the first quarter of 2013, including the re-measurement of the net deferred tax liability of MGM Grand Paradise, resulting in a provision for income taxes of $65 million, partly offset by a $38 million reduction in provision for the settlement of all 2003 and 2004 issues under appeal with the IRS.   See Note 2 in the accompanying consolidated financial statements for further discussion of our annual effective tax rate assumptions regarding projected foreign tax credit usage and valuation allowance.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) attributable to MGM Resorts International:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(In thousands)
Adjusted EBITDA	$505,902	$504,885	$1,736,686	$1,581,578
Preopening and start-up expenses	(10,233)	(4,279)	(25,628)	(9,931)
Property transactions, net	(6,794)	(26,127)	(40,522)	(122,749)
Depreciation and amortization	(202,386)	(211,682)	(613,111)	(641,751)
Operating income	286,489	262,797	1,057,425	807,147
Non-operating income (expense)
Interest expense, net of amounts capitalized	(202,835)	(208,939)	(616,158)	(648,886)
Other, net	(23,064)	(35,115)	(71,018)	(122,361)
	(225,899)	(244,054)	(687,176)	(771,247)
Income before income taxes	60,590	18,743	370,249	35,900
Benefit (provision) for income taxes	(10,208)	14,428	44,401	(16,933)
Net income	50,382	33,171	414,650	18,967
Less: Net income attributable to noncontrolling interests	(70,652)	(55,484)	(222,260)	(133,896)
Net income (loss) attributable to MGM Resorts International	$(20,270)	$(22,313)	$192,390	$(114,929)

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	Three Months Ended September 30, 2014
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$65,589	$—	$284	$22,547	$88,420
MGM Grand Las Vegas	33,236	—	44	20,567	53,847
Mandalay Bay	10,478	—	1,606	17,712	29,796
The Mirage	4,896	416	288	12,244	17,844
Luxor	8,018	2	50	9,493	17,563
New York-New York	15,854	—	84	4,583	20,521
Excalibur	9,828	—	28	3,834	13,690
Monte Carlo	8,646	107	19	5,378	14,150
Circus Circus Las Vegas	2,133	42	69	3,849	6,093
MGM Grand Detroit	26,164	—	2,411	6,008	34,583
Beau Rivage	13,049	—	392	6,612	20,053
Gold Strike Tunica	7,462	—	—	3,052	10,514
Other resort operations	(1,107)	—	1,468	543	904
Wholly owned domestic resorts	204,246	567	6,743	116,422	327,978
MGM China	140,257	1,467	52	72,020	213,796
Other unconsolidated resorts	22,986	17	—	—	23,003
Management and other operations	3,138	—	—	2,046	5,184
	370,627	2,051	6,795	190,488	569,961
Stock compensation	(7,275)	—	—	—	(7,275)
Corporate	(76,863)	8,182	(1)	11,898	(56,784)
	$286,489	$10,233	$6,794	$202,386	$505,902

	Three Months Ended September 30, 2013
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$47,576	$—	$(69)	$22,604	$70,111
MGM Grand Las Vegas	43,059	—	422	22,617	66,098
Mandalay Bay	19,209	1,076	17	21,734	42,036
The Mirage	17,198	—	30	12,547	29,775
Luxor	5,708	646	(373)	9,304	15,285
New York-New York	13,631	—	1,886	5,192	20,709
Excalibur	11,732	—	22	3,582	15,336
Monte Carlo	10,025	82	554	4,584	15,245
Circus Circus Las Vegas	863	—	1,037	3,948	5,848
MGM Grand Detroit	31,265	—	—	5,590	36,855
Beau Rivage	14,004	—	(14)	7,268	21,258
Gold Strike Tunica	6,038	—	—	3,464	9,502
Other resort operations	(21,107)	—	22,553	556	2,002
Wholly owned domestic resorts	199,201	1,804	26,065	122,990	350,060
MGM China	114,071	2,286	20	74,395	190,772
Other unconsolidated resorts	18,962	—	—	—	18,962
Management and other operations	(1,511)	189	4	2,962	1,644
	330,723	4,279	26,089	200,347	561,438
Stock compensation	(5,968)	—	—	—	(5,968)
Corporate	(61,958)	—	38	11,335	(50,585)
	$262,797	$4,279	$26,127	$211,682	$504,885

	Nine Months Ended September 30, 2014
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$241,467	$—	$857	$66,864	$309,188
MGM Grand Las Vegas	108,597	197	243	61,414	170,451
Mandalay Bay	78,413	1,133	1,845	57,408	138,799
The Mirage	41,850	438	2,236	37,649	82,173
Luxor	28,559	2	50	28,252	56,863
New York-New York	56,496	102	426	13,602	70,626
Excalibur	41,888	—	359	11,039	53,286
Monte Carlo	36,751	1,486	176	15,631	54,044
Circus Circus Las Vegas	6,978	78	61	11,498	18,615
MGM Grand Detroit	87,622	—	2,489	17,491	107,602
Beau Rivage	32,691	—	951	19,541	53,183
Gold Strike Tunica	20,478	—	265	9,523	30,266
Other resort operations	(2,962)	—	1,460	1,628	126
Wholly owned domestic resorts	778,828	3,436	11,418	351,540	1,145,222
MGM China	438,958	6,792	(4)	219,263	665,009
Other unconsolidated resorts	65,826	137	—	—	65,963
Management and other operations	30,153	—	1	6,984	37,138
	1,313,765	10,365	11,415	577,787	1,913,332
Stock compensation	(20,367)	—	—	—	(20,367)
Corporate	(235,973)	15,263	29,107	35,324	(156,279)
	$1,057,425	$25,628	$40,522	$613,111	$1,736,686

	Nine Months Ended September 30, 2013
		Preopening	Property	Depreciation
	Operating	and Start-up	Transactions,	and	Adjusted
	Income (Loss)	Expenses	Net	Amortization	EBITDA

	(In thousands)
Bellagio	$185,354	$—	$272	$73,586	$259,212
MGM Grand Las Vegas	113,431	—	1,192	63,115	177,738
Mandalay Bay	63,445	1,550	2,453	63,360	130,808
The Mirage	42,462	—	4,325	37,677	84,464
Luxor	18,580	758	2,554	27,255	49,147
New York-New York	49,326	—	2,416	16,039	67,781
Excalibur	39,276	—	35	10,905	50,216
Monte Carlo	35,066	140	3,506	13,902	52,614
Circus Circus Las Vegas	1,275	—	1,047	13,379	15,701
MGM Grand Detroit	98,345	—	—	16,825	115,170
Beau Rivage	29,163	—	(305)	22,739	51,597
Gold Strike Tunica	16,824	—	1,174	10,009	28,007
Other resort operations	(19,994)	—	22,552	1,687	4,245
Wholly owned domestic resorts	672,553	2,448	41,221	370,478	1,086,700
MGM China	339,322	6,918	365	229,437	576,042
Other unconsolidated resorts	52,543	376	—	—	52,919
Management and other operations	17,383	189	4	8,889	26,465
	1,081,801	9,931	41,590	608,804	1,742,126
Stock compensation	(19,157)	—	—	—	(19,157)
Corporate	(255,497)	—	81,159	32,947	(141,391)
	$807,147	$9,931	$122,749	$641,751	$1,581,578

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents balance at September 30, 2014 was $1.3 billion, which included $540 million at MGM China.

Operating activities. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant tax payments or refunds, and by distributions from unconsolidated affiliates. Cash provided by operating activities was $1.0 billion for the nine months ended September 30, 2014, compared to cash provided by operating activities of $1.1 billion in the prior year period. Operating cash flows decreased primarily as a result of a decrease at MGM China in the current year period.  Operating cash flows related to MGM China were $572 million for the nine months ended September 30, 2014, compared to $785 million in the prior year period. MGM China’s operating income increased compared to the prior year period; however, cash flows in the prior year period benefited significantly from changes in working capital primarily related to short-term gaming liabilities.

Investing activities. We made capital expenditures of $617 million for the nine months ended September 30, 2014, of which $282 million related to MGM China, excluding capitalized interest on development fees, and $54 million related to the construction of MGM National Harbor. Capital expenditures at MGM China included $251 million related to the construction of MGM Cotai and $31 million related to improvements at MGM Macau. Capital expenditures at our wholly owned domestic resorts and corporate entities included various room remodels including the Delano rooms at Mandalay Bay and suites at Bellagio, a remodel of the facades of New York-New York and Monte Carlo, restaurant and entertainment venue remodels and costs incurred to relocate and renovate certain corporate offices. Most of the costs capitalized at our wholly owned domestic resorts related to furniture and fixtures, materials and external labor costs.

We made capital expenditures of $380 million for the nine months ended September 30, 2013, of which $183 million related to MGM China, excluding development fees eliminated in consolidation. Capital expenditures at MGM China primarily related to the construction of MGM Cotai, including a $47 million construction deposit. Capital expenditures at our wholly owned domestic resorts included various room remodels, restaurant remodels, and entertainment venue remodels.

For the nine months ended September 30, 2014, investments in and advances to unconsolidated affiliates primarily represent investments in CityCenter, MGM Hakkasan and the LVAC. In the nine months ended September 30, 2013, we made investments and advances of $19 million to CityCenter pursuant to the completion guarantee.

Investing activities include activity related to investments of funds held by the trust that held our 50% ownership in Borgata prior to its dissolution in September 2014.

Financing activities. During the nine months ended September 30, 2014, we repaid net debt of $530 million, which included the repayment of the $509 million 5.875% senior notes at maturity on February 27, 2014.  During the nine months ended September 30, 2013, we repaid net debt of $553 million, which included the repayment of the $462 million 6.75% senior notes and $150 million 7.625% senior subordinated debentures at maturity. Additionally, we incurred $17 million of debt issuance costs related to the re-pricing of the term loan B facility in May 2013.

MGM China paid a $137 million interim dividend in September 2014, a $127 million final dividend in June 2014 and a $499 million special dividend in March 2014, of which $67 million, $62 million and $245 million was distributed to noncontrolling interests, respectively. MGM China paid a $113 million interim dividend in September 2013 and a $500 million special dividend in March 2013, of which $55 million and $245 million was distributed to noncontrolling interests, respectively.

Other Factors Affecting Liquidity

Anticipated uses of cash. We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. At September 30, 2014, we had $12.9 billion of indebtedness, including $2.8 billion of borrowings outstanding under our $4.0 billion senior credit facility and $552 million outstanding under the $2.0 billion MGM China credit facility. At September 30, 2014 we had $2.4 billion of principal amount of long-term debt maturing within one year, primarily related to our $1.45 billion 4.25% convertible senior notes and $875 million 6.625% senior notes. At September 30, 2014, the price per share of our common stock was above the conversion price of $18.58 for our convertible senior notes. We have an estimated $797 million of cash interest payments based on current outstanding debt and applicable interest rates within the next twelve months. We expect to meet our current debt maturities and planned capital expenditure requirements with future anticipated operating cash flows, cash and cash equivalents, and available borrowings under our senior credit facility. In the event that our stock price is below the conversion price of our convertible debt at maturity, other sources of funding would be required to repay a portion of such indebtedness.

In addition, we expect to make capital investments as described below during the full year 2014. See “Executive Overview” for further information regarding the scope and timing of our significant development projects.

•	$370 million in capital expenditures at our wholly owned domestic resorts and corporate entities;

•	$36 million investment in our arena project;

•	$120 million in capital expenditures, including land costs, related to the MGM National Harbor project; and

•	$85 million related to the initial license fee and $40 million related to land acquisition costs related to MGM Springfield.

During the full year 2014, MGM China expects to spend approximately $55 million in capital improvements at MGM Macau and $385 million on the MGM Cotai project, excluding capitalized interest and land.

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

Cotai land concession. MGM Grand Paradise’s land concession contract for an approximate 17.8 acre site in Cotai, Macau became effective on January 9, 2013 and has an initial term of 25 years. The total land premium payable to the Macau government for the land concession contract is $161 million and is composed of a down payment and eight additional semi-annual payments. As of September 30, 2014, MGM China had paid $100 million of the contract premium, including interest due on the semi-annual payments. Including interest on the five remaining semi-annual payments, MGM China has $73 million remaining payable for the land concession contract.

CityCenter completion guarantee. In October 2013, we entered into a third amended and restated completion and cost overrun guarantee, which is collateralized by substantially all of the assets of Circus Circus Las Vegas, as well as certain land adjacent to that property. The terms of the amended and restated completion guarantee provide CityCenter the ability to utilize up to $72 million of net residential proceeds to fund construction costs, or to reimburse us for construction costs previously expended. As of September 30, 2014, CityCenter is holding approximately $72 million in a separate bank account representing the remaining condo proceeds available to fund completion guarantee obligations or be reimbursed to us. In accordance with the amended and restated completion guarantee such amounts may only be used to fund construction lien obligations or to reimbursed to us once the Perini litigation is settled.

As of September 30, 2014, we have funded $734 million under the completion guarantee and have accrued a liability of $152 million, which includes estimated litigation costs related to the resolution of disputes with contractors concerning the final construction costs and estimated amounts to be paid to contractors in connection with the Perini litigation. Our estimated obligation has been offset by the $72 million of condominium proceeds received and held in escrow by CityCenter, which are available to fund construction lien claims upon final resolution of the Perini litigation. Also, our accrual reflects certain estimated offsets to the amounts claimed by the contractors. We do not believe it is reasonably possible we could be liable for amounts in excess of what we have accrued related to the Perini Litigation claims. However, an insurer participating in the OCIP for the CityCenter construction project has initiated an arbitration against us in an attempt to recover certain costs it has allegedly incurred in connection with CityCenter’s claims against Perini and certain subcontractors for defective work at the Harmon. We dispute that such amounts are owed to the insurance company, but believe it is reasonably possible we may ultimately be found liable for some portion of the claim. There are significant factual and legal issues to be determined and resolved, including the amount of any damages to the insurer. Although the insurer recently asserted it is owed approximately $43 million to date pursuant to the disputed policy provisions, subject to certain contingencies that could reduce that amount, the parties have not made discovery exchanges, and the amount of damages to be sought by the insurer is indeterminate. Because of these factors, we do not currently have sufficient information to determine a range of reasonably possible liability. On October 21, 2014, the arbitration panel granted the insurer’s application under the policy contract for additional collateral pending the arbitration outcome, and issued an order that we post additional interim collateral of approximately $55 million no later than December 1, 2014, bringing the total collateral to approximately $88 million. The panel expressly reserved any ruling on the merits of the parties’ respective positions, and recognized that we may recover the costs of posting collateral if we ultimately prevail in the arbitration.

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

As of September 30, 2014, variable rate borrowings represented 26% of our total borrowings. Assuming a 100 basis-point increase in LIBOR (in the case of the term B facility, over the 1% floor specified in our senior credit facility), our annual interest cost would increase by $28 million based on gross amounts outstanding at September 30, 2014. Assuming a 100 basis-point increase in HIBOR for the MGM Grand Paradise credit facility, our annual interest cost would increase by $6 million based on amounts outstanding at September 30, 2014. The following table provides additional information about our gross long-term debt subject to changes in interest rates:

								Fair Value
	Debt maturing in							September 30,
	2014	2015	2016	2017	2018	Thereafter	Total	2014

	(In millions)
Fixed-rate	$—	$2,325	$1,476	$743	$475	$4,605	$9,624	$10,644
Average interest rate	N/A	5.1%	8.2%	7.6%	11.4%	7.1%	7.1%
Variable rate	$7	$28	$166	$1,440	$18	$1,645	$3,304	$3,258
Average interest rate	3.3%	3.3%	2.2%	2.6%	3.5%	3.5%	3.1%

In addition to the risk associated with our variable interest rate debt, we are also exposed to risks related to changes in foreign currency exchange rates, mainly related to MGM China and to our operations at MGM Macau and the development of MGM Cotai. While recent fluctuations in exchange rates have not been significant, potential changes in policy by governments or fluctuations in the economies of the United States, Macau or Hong Kong could cause variability in these exchange rates. As of September 30, 2014, a 1% increase in the Hong Kong dollar (the functional currency of MGM China) to the U.S. dollar exchange rate would impact the carrying value of our cash balance by $5 million and a 1% decrease in the exchange rate would impact the carrying value of our debt balance by $6 million.

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

•

the susceptibility of leisure and business travel, especially travel by air, to global geopolitical events, such as terrorist attacks or acts of war or hostility, or epidemics and pandemics, such as the recent Ebola epidemic;

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. This conclusion is based on an evaluation as required by Rule 13a-15(b) under the Exchange Act conducted under the supervision and participation of the principal executive officer and principal financial officer along with company management.

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Further, CityCenter and Perini have entered a settlement agreement which resolves most but not all of the components of Perini’s non-Harmon-related lien claim against CityCenter. The settlement established a stipulated value for Perini’s mechanic’s lien, which amount will not be paid until resolution of CityCenter’s damages claim for the Harmon and will be offset against any judgment CityCenter obtains against Perini for damages relating to construction of the Harmon. Pursuant to the parties’ stipulation, on February 24, 2014, Perini filed a revised lien for $174 million as the amount claimed by Perini and the remaining Harmon-related subcontractors. Discovery has been completed. Trial of the remainder of Perini’s lien claim, the remaining subcontractors’ claims against CityCenter, and CityCenter’s counterclaims against Perini and certain subcontractors for defective work at the Harmon commenced October 28, 2014.

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

Securities and derivative litigation. Adolf  Stumpf and RoseMarie Stumpf as trustees for the Christine Stumpf Trust v. MGM Resorts International, et al. (Case No. 10262, filed October 21, 2014, Court of Chancery of the State of Delaware), and Pontiac General Employees Retirement System v. Robert H. Baldwin, et al. (Case No. 10290, filed October 28, 2014, Court of Chancery of the State of Delaware).  The Stumpf action names as defendants the Company, members of its Board of Directors, and Bank of America Corporation (“Bank of America”).  The Pontiac General action names members of the Company’s Board of Directors and Bank of America as defendants.  Plaintiffs in both actions allege that they are Company stockholders and that they are each acting on behalf of a class including all other Company stockholders.  In the alternative, plaintiff in the Pontiac General action alleges that it claims derivatively on behalf of the Company.  Plaintiffs in both actions allege that the Company’s directors breached their fiduciary duties by unjustifiably approving the Company’s Amended and Restated Credit Agreement dated as of December 20, 2012 (the “Credit Agreement” or “Agreement”), which contains what plaintiffs call a “Dead Hand Proxy Put” change of control provision.  Plaintiffs in both actions assert that this provision permits Bank of America, as administrative agent under the Credit Agreement, to declare a default, and accelerate payment of all outstanding debt and interest thereunder, in the event of a change of control (i.e., replacement of a majority of the directors by an actual or threatened proxy fight or consent solicitation) under circumstances specified in the Agreement. Plaintiffs in both actions claim that this provision has a coercive effect on stockholder voting for change on the board of directors, and entrenches the Company’s incumbent directors.  Both complaints further allege that Bank of America aided and abetted the defendant directors in their alleged breach of fiduciary duties.  The Pontiac General complaint seeks a declaration that demand on the Board of Directors to invalidate the challenged change of control provision would be futile.  Both complaints seek a declaratory judgment that the Company’s directors breached their fiduciary duties, that Bank of America aided and abetted this breach, and that the challenged change of control provision is invalid, unenforceable, and severable; a permanent injunction against enforcement of the challenged provision by Bank of America; and attorneys’ fees and other costs.

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

In re MGM MIRAGE Derivative Litigation. Mario Guerrero v. James J. Murren, et al. (Case No. 2:09-cv-01815-KJD-RJJ, filed September 14, 2009, U.S. District Court for the District of Nevada); Regina Shamberger v. J. Terrence Lanni, et al. (Case No. 2:09-cv-01817-PMP-GWF, filed September 14, 2009, U.S. District Court for the District of Nevada), filed September 14, 2009. These purported shareholder derivative actions involve the same former and current director and officer defendants as those in the consolidated state court derivative actions, and also name the Company as a nominal defendant. They make factual allegations similar to those alleged in the state court actions, asserting claims of, among other things, breach of fiduciary duty by defendants’ asserted improper financial reporting, insider selling and misappropriation of information; waste of corporate assets; and unjust enrichment. In June 2010, the plaintiffs in these two actions made a joint motion for consolidation and appointment of lead plaintiffs and lead counsel. In March 2011, on stipulation of both plaintiffs and without opposition from the defendants, the two actions were consolidated under the caption In re MGM MIRAGE Derivative Litigation. In March 2011, with the stipulation of all parties, the court ordered that defendants need not respond to the complaints currently on file pending the disposition of the motions to dismiss in In re MGM MIRAGE Securities Litigation, without prejudice to either side’s right to seek to lift the stay at an earlier time. By the terms of the court’s order, the stay expired in November 2013, and in April 2014 the court issued an order that denied plaintiff’s request to extend the stay. In March 2014 plaintiff Regina Shamberger filed a Notice of Voluntary Dismissal by which she withdrew from the action. On June 30, 2014 the federal court granted defendants’ motion to dismiss the Guerrero derivative suit, on the grounds that the Nevada state court orders dismissing the state-based shareholder derivative cases, Charles Kim v. James J. Murren, et al. (Case No. A-09-599937-C, Eighth Judicial District Court, Clark County, Nevada (2009), and Sanjay Israni v. Robert H. Baldwin, et al. (Case No. CV-09-02914, Second Judicial District Court, Washoe County, Nevada (2009); transferred to Case No. A-10-619411-C, Eighth Judicial District Court, Clark County, Nevada (2010), on the basis of demand futility preclude the federal derivative action. The court denied plaintiff’s request to amend the complaint. Plaintiffs have filed a notice of appeal of the federal district court’s dismissal order and judgment to the Ninth Circuit Court of Appeals. The appeal is pending.

Item 1A.	Risk Factors

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to those factors for the nine months ended September 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

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
101

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets at September 30, 2014 (unaudited) and December 31, 2013 (audited); (ii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013; (iv) Unaudited Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2014 and 2013; and (v) Condensed Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGM Resorts International
Date: November 7, 2014	By:	/s/ JAMES J. MURREN
James J. Murren
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2014		/s/ DANIEL J. D’ARRIGO
Daniel J. D’Arrigo
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)